Form 10-Q
period 1996-03-31
LANDAIR SERVICES INC
filed 1996-05-14
CIK 912728

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the Quarterly Period Ended March 31, 1996
                         Commission File No. 000-22490



                             LANDAIR SERVICES, INC.
             (Exact name of registrant as specified in its charter)



              TENNESSEE                                 62-1120025
  (State or other jurisdiction of           (I.R.S. Employer Identification No.)
     incorporation or organization)

         430 AIRPORT ROAD
      GREENEVILLE, TENNESSEE                               37745
  (Address of principal executive offices)               (Zip Code)


     Registrant's telephone number, including area code:  (423) 639-7196




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             YES    X           NO
                                  -----            ------



The number of shares outstanding of the registrant's common stock, $.01 par value, as of April 30, 1996 was 5,943,250.

                              TABLE OF CONTENTS

                           LANDAIR SERVICES, INC.

                                                                           Page
                                                                          Number


PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets -
              March 31, 1996 and December 31, 1995                          3

           Condensed Consolidated Statements of Income -
              Three month periods ended March 31, 1996
              and March 31, 1995                                            4

           Condensed Consolidated Statements of Cash Flows -
              Three month periods ended March 31, 1996 and
              March 31, 1995                                                5

           Notes to Condensed Consolidated Financial Statements -
              March 31, 1996                                                6

ITEM 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 7

PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings                                                9

ITEM 2.    Changes in Securities                                            9

ITEM 3.    Defaults Upon Senior Securities                                  9

ITEM 4.    Submission of Matters to a Vote of Security Holders              9

ITEM 5.    Other Information                                                9

ITEM 6.    Exhibits and Reports on Form 8-K                                 9

SIGNATURES                                                                 10

EXHIBIT INDEX                                                              11

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)



                             LANDAIR SERVICES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                       March 31,          December  31,
                                                                         1996                 1995
                                                                    -----------------------------------
                                                                      (Unaudited)            (Note)
                                                                     (In thousands, except share data)
ASSETS
Current assets:
   Cash and cash equivalents                                           $      26           $     3,834
   Accounts receivable, less allowance of $206 in 1996
     and $292 in 1995                                                     20,954                17,788
   Other current assets                                                    4,814                 4,136
                                                                       ---------           -----------
Total current assets                                                      25,794                25,758

Property and equipment                                                    90,927                89,699
Less accumulated depreciation and amortization                           (20,164)              (17,577)
                                                                       ---------           -----------
                                                                          70,763                72,122

Other assets                                                                 400                   399
                                                                       ---------           -----------
Total assets                                                           $  96,957           $    98,279
                                                                       =========           ===========
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                    $   7,267           $     5,074
   Accrued expenses                                                        5,761                 5,637
   Current portion of long-term debt                                       7,621                 8,158
   Current portion of capital lease obligations                            1,095                 1,089
                                                                       ---------           -----------
Total current liabilities                                                 21,744                19,958

Long-term debt, less current portion                                      23,051                27,030
Capital lease obligations, less current portion                            8,548                 8,825
Deferred income taxes                                                      6,026                 5,822

Shareholders' equity:
   Preferred stock                                                            --                    --
   Common stock, $.01 par value;
      Authorized shares - 20,000,000
      Issued and outstanding shares - 5,928,850  in 1996 and
        5,864,200 in 1995                                                     59                    59
      Additional paid-in capital                                          25,975                25,562
      Retained earnings                                                   11,554                11,023
                                                                       ---------           -----------
   Total shareholders' equity                                             37,588                36,644
                                                                       ---------           -----------
   Total liabilities and shareholders' equity                          $  96,957           $    98,279
                                                                       =========           ===========

NOTE: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date, but does not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                            LANDAIR SERVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                 (Unaudited)






                                                                    Three month periods ended
                                                              -------------------------------------
                                                                March 31, 1996       March 31, 1995
                                                              -------------------------------------
                                                              (In thousands, except per share data)
Operating revenue                                                 $  36,979            $  35,744

Operating expenses:
      Purchased transportation                                       12,298               14,237
      Salaries, wages, and employee benefits                         10,375                8,974
      Fuel and fuel taxes                                             2,765                2,066
      Operating leases                                                1,298                1,611
      Depreciation and amortization                                   2,612                2,042
      Insurance and claims                                            1,797                1,616
      Other operating expenses                                        4,168                3,357
                                                                  ---------            ---------
                                                                     35,313               33,903

Income from operations                                                1,666                1,841

Other income (expense):
      Interest expense                                                 (806)                (688)
      Other, net                                                         10                   33
                                                                  ---------            ---------
                                                                       (796)                (655)

Income before income taxes                                              870                1,186
Income taxes                                                            339                  510
                                                                  ---------            ---------
Net income                                                        $     531            $     676
                                                                  =========            =========
Net income per share:
    Primary                                                       $     .09            $     .11
                                                                  =========            =========
    Fully diluted                                                 $     .09            $     .11
                                                                  =========            =========
Dividends declared per share                                             --                   --
                                                                  =========            =========

See notes to condensed consolidated financial statements.

                             LANDAIR SERVICES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)



                                                       Three month periods ended
                                                      --------------------------
                                                         March 31,     March 31,
                                                           1996          1995
                                                      --------------------------
                                                             (In thousands)
Cash from operations                                  $    1,752      $   2,752

Investing activities:
Proceeds from disposal of property and equipment             520          1,124
Purchases of property and equipment                       (1,705)        (2,476)
Decrease in restricted capital lease funds                    --             18
Other                                                         (1)           (24)
                                                      ---------       ---------
                                                          (1,186)        (1,358)

Financing activities:
Proceeds from long-term debt                               1,479          2,299
Payments of long-term debt                                (5,995)        (1,458)
Payments of capital lease obligations                       (271)          (173)
Proceeds from exercise of stock options                      413            146
                                                      ----------      ---------
                                                          (4,374)           814
                                                      ----------      ---------
Increase (decrease) in cash and cash equivalents      $   (3,808)     $   2,208
                                                      ==========      =========

See notes to condensed consolidated financial statements.

                             LANDAIR SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 March 31, 1996

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Landair Services, Inc. annual report on Form 10-K for the year ended December 31, 1995.

NOTE 2 - NET INCOME PER SHARE

Net income per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents consist of outstanding stock options and have been included in the calculation of net income per share using the treasury stock method.

NOTE 3 - INCOME TAXES

For the three month periods ended March 31, 1996 and March 31, 1995, the effective income tax rate varied from the statutory federal income tax rate of 34% primarily due to the effect of state income taxes, net of the federal benefit, and permanent differences (principally meals and entertainment).

NOTE 4 - CONTINGENCIES

The Company is, from time to time, a party to litigation arising in the normal course of its business, most of which involve claims for personal injury and property damage incurred in connection with the transportation of freight. Management believes none of these actions, individually or in the aggregate, will have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS






The following table sets forth expenses as a percentage of operating revenue for the periods indicated.




                                                             Three month periods ended
                                                           ------------------------------
                                                           March 31, 1996  March 31, 1995
                                                           ------------------------------
Operating revenue                                              100.0%          100.0%
Operating expenses:
    Purchased transportation                                    33.2            39.8
    Salaries, wages, and employee benefits                      28.1            25.1
    Fuel and fuel taxes                                          7.5             5.8
    Operating leases                                             3.5             4.5
    Depreciation and amortization                                7.1             5.7
    Insurance and claims                                         4.9             4.5
    Other operating expenses                                    11.2             9.4
                                                           ---------       ---------
                                                                95.5            94.8
Income from operations                                           4.5             5.2
Other income (expense):
    Interest expense                                            (2.2)           (1.9)
    Other, net                                                   0.0             0.0
                                                           ---------       ---------
                                                                (2.2)           (1.9)
                                                           ---------       ---------
Income before income taxes                                       2.3%            3.3%
                                                           =========       =========


Results of Operations

Operating revenue increased by $1.2 million, or 3%, to $37.0 million in 1996 from $35.7 million in 1995. The Company's increased operating revenue reflects additional volume from its Forward Air operations, which increased 18% during the first quarter of 1996 compared to the prior year. This was offset by a decrease in Truckload and Dedicated operating revenue of 7%, caused by severe winter storms in January and February 1996, which idled a significant portion of the Company's fleet, negatively impacting equipment utilization.

The operating ratio (operating expenses as a percent of operating revenue) for the first quarter of 1996 was 95.5% compared to 94.8% in the prior year quarter. The components of operating expenses fluctuate between periods primarily because of the ratio of owner-operators to Company-operated equipment. Except as explained below, operating expenses in the aggregate generally reflect increases proportionate to the increased level of operations.

Effective February 1996, the Company no longer pays per diem to line-haul drivers as reimbursement for expenses incurred for out-of-town travel. Instead, these drivers now receive a higher pay rate per mile. The effect of this change caused a slight increase in the Company's salaries, wages and employee benefits expense during the first quarter of 1996.

Operating leases decreased from 4.5% of operating revenue during the first quarter of 1995 to 3.5% during the same period of 1996, while depreciation and amortization increased from 5.7% of operating revenue during the first quarter of 1995 to 7.1% in the same period of 1996. These changes from the prior year resulted from increased ownership, rather than leasing, of revenue equipment along with an increase in the ratio of Company-operated equipment to owner-operators.

During the first quarter of 1996, fuel prices increased by approximately 10% over the prior year which increased fuel and fuel taxes by approximately $265,000. Included in income from operations for the first quarter of 1995 were gains on the sale of revenue equipment in the amount of $320,000 compared to $68,000 for the same period in 1996.

Interest expense as a percentage of revenue increased from 1.9% in the first quarter of 1995 to 2.2% in 1996. The increase is attributable to higher net borrowing primarily for revenue equipment purchases which were required to finance the continued growth of the Company.

The effective tax rates for the first quarter of 1996 and 1995 were 39% and 43%, respectively. The decrease in 1996 is primarily due to a significant reduction in the Company's nondeductible meals and entertainment expense, which were only partially deductible by the Company for federal income tax purposes, resulting from discontinuance of the per diem pay to line-haul drivers.

Liquidity and Sources of Capital

Cash flows from operations were $1.8 million for the first quarter of 1996 compared with $2.8 million in the same period of 1995. The $1.0 million
decrease was a result of increases in working capital accounts.   Management
believes available borrowing under existing lines of credit, future borrowing under installment notes for revenue equipment, and cash generated by operations will be sufficient to fund its cash needs and anticipated capital expenditures through 1996.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

The Company is, from time to time, a party to litigation arising in the normal course of its business, most of which involve claims for personal injury and property damage incurred in connection with the transportation of freight. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the financial condition or results of operations of the Company.


ITEM 2.   CHANGES IN SECURITIES

Not Applicable


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not Applicable


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable


ITEM 5.   OTHER INFORMATION

Not Applicable


ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included herein:

(a) Exhibits - The response to this portion of Item 6 is submitted as a separate section of this report.

(b) Reports on Form 8-K - The Company did not file any reports on Form 8-K during the three months ended March 31, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Landair Services, Inc.



Date:  May 13, 1996                         By: /s/ Edward W. Cook
                                                -------------------------
                                                Edward W. Cook
                                                Chief Financial Officer
                                                and Senior Vice President

                                 EXHIBIT INDEX


            Exhibit
            Number                      Exhibit
            -------                     -------

              11         Statement Re:  Computation of Per Share Earnings

              27         Financial Data Schedule (for SEC use only)