Form 10-Q
period 1996-06-30
LANDAIR SERVICES INC
filed 1996-08-12
CIK 912728

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 1996
                         Commission File No. 000-22490



                             LANDAIR SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                 TENNESSEE                               62-1120025
      (State or other jurisdiction of      (I.R.S. Employer Identification No.)
      incorporation or organization)

          430 AIRPORT ROAD
       GREENEVILLE, TENNESSEE                                37745
(Address of principal executive offices)                   (Zip Code)

      Registrant's telephone number, including area code:  (423) 636-7000




Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   YES    X                          NO
                         ---                             ---



The number of shares outstanding of the registrant's common stock, $.01 par value, as of July 19, 1996 was 5,946,850.

                               TABLE OF CONTENTS

                             LANDAIR SERVICES, INC.

                                                                                                Page
                                                                                               Number

PART I.          FINANCIAL INFORMATION
ITEM 1.          Financial Statements (Unaudited)

                 Condensed Consolidated Balance Sheets -
                      June 30, 1996 and December 31, 1995                                         3

                 Condensed Consolidated Statements of Income -
                      Three month and six month periods ended June 30, 1996
                      and June 30, 1995                                                           4

                 Condensed Consolidated Statements of Cash Flows -
                      Six month periods ended June 30, 1996 and
                      June 30, 1995                                                               5

                 Notes to Condensed Consolidated Financial Statements -
                      June 30, 1996                                                               6

ITEM 2.          Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                               7

PART II.         OTHER INFORMATION

ITEM 1.          Legal Proceedings                                                               10

ITEM 2.          Changes in Securities                                                           10

ITEM 3.          Defaults Upon Senior Securities                                                 10

ITEM 4.          Submission of Matters to a Vote of Security Holders                             10

ITEM 5.          Other Information                                                               11

ITEM 6.          Exhibits and Reports on Form 8-K                                                11

SIGNATURES                                                                                       12

EXHIBIT INDEX                                                                                    13


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                             LANDAIR SERVICES, INC.

                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                  June 30,        December  31,
                                                                                    1996              1995
                                                                            ----------------------------------------
                                                                                (Unaudited)          (Note)
                                                                              (In thousands, except share data)

 ASSETS
 Current assets:
     Cash and cash equivalents                                              $          26       $      3,834
     Accounts receivable, less allowance of $206 in 1996 and $292 in cash          21,013             17,788
     Other current assets                                                           4,493              4,136
                                                                            ----------------------------------------
 Total current assets                                                              25,532             25,758

 Property and equipment                                                            95,137             89,699
 Less accumulated depreciation and amortization                                   (22,547)           (17,577)
                                                                            ----------------------------------------
                                                                                   72,590             72,122

 Other assets                                                                         546                399
                                                                            ----------------------------------------

 Total assets                                                               $      98,668       $     98,279
                                                                            ========================================

 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
     Accounts payable                                                       $       5,200       $      5,074
     Accrued expenses                                                               6,195              5,637
     Current portion of long-term debt                                              7,626              8,158
     Current portion of capital lease obligations                                   1,916              1,089
                                                                            ----------------------------------------
 Total current liabilities                                                         20,937             19,958

 Long-term debt, less current portion                                              22,478             27,030
 Capital lease obligations, less current portion                                    9,644              8,825
 Deferred income taxes                                                              6,656              5,822

 Shareholders' equity:
     Preferred stock                                                                   --                 --
     Common stock, $.01 par value;
        Authorized shares - 20,000,000
        Issued and outstanding shares - 5,946,850  in 1996 and
            5,864,200 in 1995                                                          59                 59
       Additional paid-in capital                                                  26,141             25,562
       Retained earnings                                                           12,753             11,023
                                                                            ----------------------------------------
 Total shareholders' equity                                                        38,953             36,644
                                                                            ----------------------------------------
 Total liabilities and shareholders' equity                                 $      98,668       $     98,279
                                                                            ========================================


NOTE: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date, but does not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                            LANDAIR SERVICES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)



                                                                   Three month periods ended           Six month periods ended
                                                                 ------------------------------    -------------------------------
                                                                     June 30,       June 30,             June 30,       June 30,
                                                                       1996          1995                  1996           1995
                                                                 --------------  --------------    -----------------  ------------
                                                                                (In thousands, except per share data)
              Operating revenue                                      $ 38,893        $ 36,445            $ 75,872       $ 72,189

              Operating expenses:
                   Purchased transportation                            12,544          13,410              24,842         27,647
                   Salaries, wages, and employee benefits              10,612           9,016              20,987         17,990
                   Fuel and fuel taxes                                  2,837           2,034               5,602          4,100
                   Operating leases                                     1,473           1,540               2,771          3,151
                   Depreciation and amortization                        2,610           2,112               5,222          4,154
                   Insurance and claims                                 1,916           1,658               3,713          3,274
                   Other operating expenses                             4,198           3,904               8,366          7,261
                                                                     --------        --------            --------       --------
                                                                       36,190          33,674              71,503         67,577


              Income from operations                                    2,703           2,771               4,369          4,612

              Other income (expense):
                   Interest expense                                      (788)           (728)             (1,594)        (1,416)
                   Other, net                                              16             173                  26            206
                                                                     --------        --------            --------       --------
                                                                         (772)           (555)             (1,568)        (1,210)

              Income before income taxes                                1,931           2,216               2,801          3,402
              Income taxes                                                732             952               1,071          1,462
                                                                     --------        --------            --------       --------
              Net income                                             $  1,199       $   1,264           $   1,730       $  1,940
                                                                     ========       =========           =========       ========

              Net income per share:
                   Primary                                           $    .20       $     .21           $     .29       $    .32
                                                                     ========       =========           =========       ========
                   Fully diluted                                     $    .20       $     .21           $     .29       $    .32
                                                                     ========       =========           =========       ========
              Dividends declared per share                           $      0       $       0           $       0       $      0
                                                                     ========       =========           =========       ========



See notes to condensed consolidated financial statements.

                             LANDAIR SERVICES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                            Six month periods ended
                                                                   ------------------------------------------
                                                                     June 30, 1996            June 30, 1995
                                                                   ----------------          ----------------
                                                                                (In thousands)
 Cash from operations                                                $   4,838                    $    7,550

 Investing activities:
 Proceeds from disposal of property and equipment                          894                         1,692
 Purchases of property and equipment                                    (4,012)                      (14,345)
 Decrease in restricted capital lease funds                                 --                           156
 Other                                                                    (147)                          (40)
                                                                     ---------                    ----------
                                                                        (3,265)                      (12,537)

 Financing activities:
 Proceeds from long-term debt                                            1,479                         9,718
 Payments of long-term debt                                             (6,563)                       (4,571)
 Payments of capital lease obligations                                    (876)                         (424)
 Proceeds from exercise of stock options                                   579                           329
                                                                     ---------                    ----------
                                                                        (5,381)                        5,052
                                                                     ---------                    ----------
                                                                     $  (3,808)                   $       65
 Increase (decrease) in cash and cash equivalents                    =========                    ==========


See notes to condensed consolidated financial statements.

                            LANDAIR SERVICES, INC.

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 (Unaudited)
                                June 30, 1996



NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Landair Services, Inc. annual report on Form 10-K for the year ended December 31, 1995.

NOTE 2 - NET INCOME PER SHARE

Net income per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents consist of outstanding stock options and have been included in the calculation of net income per share using the treasury stock method.

NOTE 3 - INCOME TAXES

For the three month and six month periods ended June 30, 1996 and June 30, 1995, the effective income tax rate varied from the statutory federal income tax rate of 34% primarily due to the effect of state income taxes, net of the federal benefit, and permanent differences (principally meals and entertainment).

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth expenses as a percentage of operating revenue for the periods indicated.


                                               Three month periods ended            Six month periods ended
                                           ---------------------------------   --------------------------------
                                             June 30, 1996   June 30, 1995       June 30, 1996   June 30, 1995
                                           ---------------------------------   --------------------------------
 Operating revenue                             100.0            100.0                100.0            100.0
 Operating expenses:
      Purchased transportation                  32.3             36.8                 32.7             38.3
      Salaries, wages, and employee
         benefits                               27.3             24.7                 27.7             24.9
      Fuel and fuel taxes                        7.3              5.6                  7.4              5.7
      Operating leases                           3.8              4.2                  3.6              4.4
      Depreciation and amortization              6.7              5.8                  6.9              5.7
      Insurance and claims                       4.9              4.6                  4.9              4.5
      Other operating expenses                  10.8             10.7                 11.0             10.1
                                           ---------------------------------   --------------------------------
                                                93.1             92.4                 94.2             93.6
 Income from operations                          6.9              7.6                  5.8              6.4
 Other income (expense):
      Interest expense                          (2.0)            (2.0)                (2.1)            (2.0)
      Other, net                                 0.0              0.5                  0.0              0.3
                                           ---------------------------------   --------------------------------
                                                (2.0)            (1.5)                (2.1)            (1.7)
                                           ---------------------------------   --------------------------------
 Income before income taxes                      4.9              6.1                  3.7              4.7

 Income taxes                                    1.8              2.6                  1.4              2.0
                                           ---------------------------------   --------------------------------

 Net income                                      3.1              3.5                  2.3              2.7
                                           =================================   ================================




Results of Operations

Operating revenue increased by $2.5 million, or 7%, to $38.9 million in the second quarter of 1996 from $36.4 million in 1995. For the first six months of 1996, operating revenue of $75.9 million was $3.7 million, or 5%, higher than the same period in 1995. The Company's increased operating revenue reflects additional volume from its Forward Air operations, which increased 24% and 21%, respectively, during the second quarter and first six months of 1996 compared to the prior-year periods. The increase in Forward Air operating revenue was partially offset by a decrease in Truckload and Dedicated operating revenue of 3% during the second quarter and first six months of 1996 caused by lower equipment utilization in the Truckload operations.

The operating ratio (operating expenses as a percent of operating revenue) for the three month and six month periods ended June 30, 1996, was 93.1% and 94.2%, respectively, compared to 92.4% and 93.6% for the same periods in 1995.
Except as explained below, operating expenses in the aggregate generally reflect increases proportionate to the increased level of operations.

The components of operating expenses fluctuate between periods primarily because of the ratio of owner-operators to Company-operated equipment.

Effective February 1996, the Company no longer pays per diem to line-haul drivers as reimbursement for expenses incurred for out-of-town travel. Instead, these drivers now receive a higher pay rate per mile. The effect of this change caused a slight increase in the Company's salaries, wages and employee benefits expense during the second quarter and first six months of 1996.

During the first six months of 1996, fuel prices increased by approximately 15% over the prior year, which increased fuel and fuel taxes by approximately $700,000. Approximately forty percent of the increase in fuel prices was passed on to customers in the form of a fuel surcharge during the second quarter of 1996.

Operating leases decreased from 4.4% of operating revenue during the first six months of 1995 to 3.6% during the same period of 1996, while depreciation and amortization increased from 5.7% of operating revenue during the first six months of 1995 to 6.9% in the same period of 1996. These changes from the prior year resulted from increased ownership, rather than leasing, of revenue equipment along with an increase in the ratio of Company-operated equipment to owner-operators.

Included in income from operations for the second quarter and first six months of 1995 were gains on the sale of revenue equipment in the amount of $170,000 and $490,000, respectively, compared to $83,000 and $151,000 for the same periods in 1996.

The effective tax rate for the second quarter and first six months of 1996 was 38% compared to 43% for the same periods in 1995. The decrease in 1996 is primarily due to a significant reduction in the Company's nondeductible meals and entertainment expense (which were only partially deductible by the Company for federal income tax purposes) resulting from discontinuance of the per diem pay to line-haul drivers coupled with a reduction in the Company's effective state income tax rate during 1996.

Liquidity and Sources of Capital

Cash flow from operations was $4.8 million for the first six months of 1996 compared with $7.6 million in the same period of 1995. The $2.8 million decrease was a result of increases in working capital accounts. Management believes available borrowing under existing lines of credit, future borrowing under installment notes for revenue equipment, and cash generated by operations will be sufficient to fund its cash needs and anticipated capital expenditures through 1996.

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

Not Applicable


ITEM 3.         DEFAULTS UPON SENIOR SECURITIES

Not Applicable


ITEM 4.         SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on May 21, 1996. Directors were elected at the meeting for a one (1) year term until the annual meeting of shareholders to be held in 1997 following the fiscal year ending December 31, 1996, or until successors shall be duly elected and qualified. The nominees and votes cast with respect to each are as follows:



         Name                       For                  Withheld
         ----                       ---                  --------
   Bruce A. Campbell              5,307,933                330
   Edward W.  Cook                5,307,933                330
   James A. Cronin, III           5,307,933                330
   Robert K. Gray                 5,307,933                330
   Jack Kemp                      5,307,933                330
   Scott M. Niswonger             5,307,933                330
   Richard H. Roberts             5,307,933                330

The shareholders voted in favor of ratification of the Company's Restated Employee Stock Purchase Plan and the votes as cast are as follows:

               For                  Against                 Abstain                Broker Non-Votes
               ---                  -------                 -------                ----------------
            5,161,800                8,275                   1,225                     136,963

The shareholders voted in favor of ratification of the Company's Non-Employee Director Stock Option Plan and the votes as cast are as follows:

               For                  Against                 Abstain                Broker Non-Votes
               ---                  -------                 -------                ----------------
            5,150,914                16,961                  3,425                     136,963

In addition, the shareholders voted in favor of ratification of the appointment of Ernst & Young LLP as the Company's independent public accountants for the fiscal year ending December 31, 1996 and the votes as cast are as follows:

                            For                    Against                   Abstain
                            ---                    -------                   -------
                         5,307,660                   500                       103


ITEM 5.          OTHER INFORMATION

Not Applicable


ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included herein:

(a) Exhibits - The response to this portion of Item 6 is submitted as a separate section of this report.

(b) Reports on Form 8-K - The Company did not file any reports on Form 8-K during the three months ended June 30, 1996.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Landair Services, Inc.



Date: August 12, 1996                    By:   /s/ Edward W. Cook
                                              -------------------------
                                              Edward W. Cook
                                              Chief Financial Officer
                                              and Senior Vice President

                                 EXHIBIT INDEX


           Exhibit
           Number                    Exhibit
           ------                    -------
             11         Statement Re:  Computation of Per Share Earnings

             27         Financial Data Schedule (SEC Use Only)