Form 10-Q
period 1996-09-30
LANDAIR SERVICES INC
filed 1996-11-14
CIK 912728

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Quarterly Period Ended September 30, 1996
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

                                 YES    X      NO
                                     ------       ------


The number of shares outstanding of the registrant's common stock, $.01 par value, as of November 8, 1996 was 5,949,382.

                               TABLE OF CONTENTS

                             LANDAIR SERVICES, INC.

                                                                         Page
                                                                        Number

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets -
              September 30, 1996 and December 31, 1995                    3

         Condensed Consolidated Statements of Income -
              Three month and nine month periods ended
              September 30, 1996 and September 30, 1995                   4

         Condensed Consolidated Statements of Cash Flows -
              Nine month periods ended September 30, 1996 and
              September 30, 1995                                          5

         Notes to Condensed Consolidated Financial Statements -
              September 30, 1996                                          6

ITEM 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations               8

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                               11

ITEM 2.  Changes in Securities                                           11

ITEM 3.  Defaults Upon Senior Securities                                 11

ITEM 4.  Submission of Matters to a Vote of Security Holders             11

ITEM 5.  Other Information                                               11

ITEM 6.  Exhibits and Reports on Form 8-K                                11

SIGNATURES                                                               12

EXHIBIT INDEX                                                            13

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                             LANDAIR SERVICES, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            September 30,   December 31,
                                                                                1996           1995
                                                                            -------------   ------------
                                                                             (Unaudited)       (Note)
                                                                         (In thousands, except share data)
ASSETS

Current assets:
    Cash and cash equivalents                                                 $     26       $  3,834
    Accounts receivable, less allowance of $199 in 1996 and $292 in 1995        22,815         17,788
    Other current assets                                                         3,620          4,136
                                                                              --------       --------
Total current assets                                                            26,461         25,758

Property and equipment                                                          95,163         89,699
Less accumulated depreciation and amortization                                 (24,735)       (17,577)
                                                                              --------       --------
                                                                                70,428         72,122
Other assets                                                                       534            399
                                                                              --------       --------
Total assets                                                                  $ 97,423       $ 98,279
                                                                              ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                          $  4,470       $  5,074
    Accrued expenses                                                             6,505          5,637
    Current portion of long-term debt                                            6,653          8,158
    Current portion of capital lease obligations                                 1,955          1,089
                                                                              --------       --------
Total current liabilities                                                       19,583         19,958

Long-term debt, less current portion                                            22,080         27,030
Capital lease obligations, less current portion                                  8,937          8,825
Deferred income taxes                                                            6,983          5,822

Shareholders' equity:
    Preferred stock                                                               --             --
    Common stock, $.01 par value;
       Authorized shares - 20,000,000
       Issued and outstanding shares - 5,949,382 in 1996 and
           5,864,200 in 1995                                                        59             59
      Additional paid-in capital                                                26,141         25,562
      Retained earnings                                                         13,640         11,023
                                                                              --------       --------
Total shareholders' equity                                                      39,840         36,644
                                                                              --------       --------
Total liabilities and shareholders' equity                                    $ 97,423       $ 98,279
                                                                              ========       ========


NOTE: The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date, but does not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                             LANDAIR SERVICES, INC.

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)

                                                  Three month periods ended         Nine month periods ended
                                                ------------------------------    ----------------------------
                                                September 30,    September 30,    September 30,  September 30,
                                                    1996             1995             1996           1995
                                                -------------    -------------    -------------  -------------
                                                           (In thousands, except per share data)
Operating revenue                                 $  39,295       $  37,451       $ 115,167       $ 109,640

Operating expenses:
      Purchased transportation                       12,629          13,027          37,471          40,674
      Salaries, wages, and employee benefits         10,911           9,556          31,898          27,546
      Fuel and fuel taxes                             2,573           2,284           8,175           6,384
      Operating leases                                1,603           1,468           4,374           4,619
      Depreciation and amortization                   2,687           2,142           7,909           6,296
      Insurance and claims                            2,440           1,950           6,153           5,224
      Other operating expenses                        4,326           4,211          12,692          11,472
                                                  ---------       ---------       ---------       ---------
                                                     37,169          34,638         108,672         102,215

Income from operations                                2,126           2,813           6,495           7,425

Other income (expense):
      Interest expense                                 (694)           (779)         (2,288)         (2,195)
      Other, net                                          0              46              26             252
                                                  ---------       ---------       ---------       ---------
                                                       (694)           (733)         (2,262)         (1,943)

Income before income taxes                            1,432           2,080           4,233           5,482
Income taxes                                            545             900           1,616           2,362
                                                  ---------       ---------       ---------       ---------
Net income                                        $     887       $   1,180       $   2,617       $   3,120
                                                  =========       =========       =========       =========

Net income per share:
      Primary                                     $     .15       $     .20       $     .43       $     .52
                                                  =========       =========       =========       =========
      Fully diluted                               $     .15       $     .20       $     .43       $     .52
                                                  =========       =========       =========       =========
Dividends declared per share                      $    --         $    --         $    --         $    --
                                                  =========       =========       =========       =========


See notes to condensed consolidated financial statements.

                             LANDAIR SERVICES, INC.

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                     Nine month periods ended
                                                   -----------------------------
                                                   September 30,   September 30,
                                                        1996           1995
                                                   -------------   -------------
                                                           (In thousands)
Cash from operations                                  $  7,180       $ 11,587

Investing activities:
Proceeds from disposal of property and equipment         2,700          2,188
Purchases of property and equipment                     (6,028)       (21,886)
Decrease in restricted capital lease funds                --              156
Other                                                     (135)           (59)
                                                      --------       --------
                                                        (3,463)       (19,601)

Financing activities:
Proceeds from long-term debt                             1,664         13,504
Payments of long-term debt                              (8,119)        (5,881)
Payments of capital lease obligations                   (1,649)          (900)
Proceeds from exercise of stock options                    579            349
                                                      --------       --------
                                                        (7,525)         7,072
                                                      --------       --------

Increase (decrease) in cash and cash equivalents      $ (3,808)      $   (942)
                                                      ========       ========


See notes to condensed consolidated financial statements.

                             LANDAIR SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                               September 30, 1996

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Landair Services, Inc. annual report on Form 10-K for the year ended December 31, 1995.

NOTE 2 - NET INCOME PER SHARE

Net income per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents consist of outstanding stock options and have been included in the calculation of net income per share using the treasury stock method.

NOTE 3 - INCOME TAXES

For the three month and nine month periods ended September 30, 1996 and September 30, 1995, the effective income tax rate varied from the statutory federal income tax rate of 34% primarily due to the effect of state income taxes, net of the federal benefit, and permanent differences (principally meals and entertainment).

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

NOTE 5 - CHANGE IN ACCOUNTING ESTIMATE

During 1996, the Company changed the estimated useful life of tires in service to reflect the increased warranty periods provided by the tire manufacturers. The change resulted in a decrease in other operating expenses of $140,000 and $280,000, an increase in net earnings of $87,000 and $173,000 and an increase in earnings per share of $0.01 and $0.03 for the three month and nine month periods ended September 30, 1996, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth expenses as a percentage of operating revenue for the periods indicated.


                                            Three month periods ended     Nine month periods ended
                                          -----------------------------  ---------------------------
                                          September 30,   September 30,  September 30, September 30,
                                              1996           1995           1996          1995
                                          -------------   -------------  ------------- -------------
Operating revenue                             100.0%         100.0%         100.0%        100.0%
Operating expenses:
       Purchased transportation                32.1           34.8           32.5          37.1
       Salaries, wages, and employee
          benefits                             27.8           25.5           27.7          25.1
       Fuel and fuel taxes                      6.5            6.1            7.1           5.8
       Operating leases                         4.1            3.9            3.8           4.2
       Depreciation and amortization            6.8            5.7            6.9           5.7
       Insurance and claims                     6.2            5.2            5.3           4.8
       Other operating expenses                11.1           11.3           11.1          10.5
                                              -----          -----          -----          ----
                                               94.6           92.5           94.4          93.2
Income from operations                          5.4            7.5            5.6           6.8
Other income (expense):
       Interest expense                        (1.8)          (2.1)          (2.0)         (2.0)
       Other, net                               0.0            0.1            0.0           0.2
                                              -----          -----          -----          ----
                                               (1.8)          (2.0)          (2.0)         (1.8)
                                              -----          -----          -----          ----
Income before income taxes                      3.6            5.5            3.6           5.0
Income taxes                                    1.3            2.3            1.3           2.2
                                              -----          -----          -----          ----
Net income                                      2.3%           3.2%           2.3%          2.8%
                                              =====          =====          =====          ====



Results of Operations

Operating revenue increased by $1.8 million, or 5%, to $39.3 million in the third quarter of 1996 from $37.5 million in 1995. For the first nine months of 1996, operating revenue of $115.2 million was $5.5 million, or 5%, higher than the same period in 1995. The Company's increased operating revenue reflects additional volume from its Forward Air operations, which increased 30% and 24%, respectively, during the third quarter and first nine months of 1996 compared to the prior-year periods. The increase in Forward Air operating revenue was partially offset by a decrease in Truckload and Dedicated operating revenue of 10% and 6% during the third quarter and first nine months of 1996, respectively, because of fewer tractors in service and lower equipment utilization in the Truckload operations.

The operating ratio (operating expenses as a percent of operating revenue) for the three month and nine month periods ended September 30, 1996, was 94.6% and 94.4%, respectively, compared to 92.5% and 93.2% for the respective periods in 1995. Except as explained below, operating expenses in the aggregate generally reflect increases proportionate to the increased level of operations.

The components of operating expenses fluctuate between periods primarily because of the ratio of owner-operators to Company-operated equipment.

Effective February 1996, the Company no longer pays per diem to line-haul drivers as reimbursement for expenses incurred for out-of-town travel. Instead, these drivers now receive a higher pay rate per mile. The effect of this change caused a slight increase in the Company's salaries, wages and employee benefits expense during the third quarter and first nine months of 1996.

During the first nine months of 1996, fuel prices increased by approximately 12% over the prior year, which increased fuel and fuel taxes by approximately $850,000. Approximately 30% of the increase in fuel prices was passed on to customers in the form of a fuel surcharge during the third quarter and first nine months of 1996.

Operating leases decreased from 4.2% of operating revenue during the first nine months of 1995 to 3.8% during the same period of 1996, while depreciation and amortization increased from 5.7% of operating revenue during the first nine months of 1995 to 6.9% in the same period of 1996. The decrease in operating leases and increase in depreciation and amortization during the first nine months of 1996 from the prior year resulted from increased ownership, rather than leasing, of revenue equipment. The increase in depreciation and amortization during the current year was also attributed to an increase in the ratio of Company-operated equipment to owner-operators. The decrease in operating leases during the first nine months of 1996, attributable to increased ownership of revenue equipment, was partially offset by increased rent for Forward Air terminals, which were upgraded or added during the year to facilitate the Forward Air operation's growth.

Insurance and claims for the three month and nine month periods ended September 30, 1996, was 6.2% and 5.3%, respectively, compared to 5.2% and 4.8% for the same period of 1995. The increase in insurance and claims is attributed to an increase in accident costs over the prior year.

Included in income from operations for the third quarter and first nine months of 1995 were gains on the sale of revenue equipment in the amount of $101,000 and $453,000, respectively, compared to $216,000 and $386,000 for the same periods in 1996. Also, see Note 5 to the Condensed Consolidated Financial Statements for the current year financial impact of a change in the estimated useful life of tires in service.

The effective tax rate for the third quarter and first nine months of 1996 was 38% compared to 43% for the same periods in 1995. The decrease in 1996 is primarily due to a significant reduction in the Company's nondeductible meals and entertainment expense (which were only partially deductible by the Company for federal income tax purposes) resulting from discontinuance of the per diem pay to line-haul drivers coupled with a reduction in the Company's effective state income tax rate during 1996.

Liquidity and Sources of Capital

Cash flow from operations was $7.2 million for the first nine months of 1996 compared with $11.6 million in the same period of 1995. The $4.4 million decrease was a result of increases in working capital accounts. Management believes available borrowing under existing lines of credit, future borrowing under installment notes for revenue equipment, and cash generated by operations will be sufficient to fund its cash needs and anticipated capital expenditures over the near term.

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

Not Applicable.

ITEM 5.           OTHER INFORMATION

Not Applicable

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included herein:

(a) Exhibits - The response to this portion of Item 6 is submitted as a separate section of this report.

(b) Reports on Form 8-K - The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Landair Services, Inc.



Date: November 12, 1996                     By: /s/ Edward W. Cook
                                                ---------------------
                                                Edward W. Cook
                                                Chief Financial Officer
                                                and Senior Vice President

                                 EXHIBIT INDEX

          Exhibit
          Number                              Exhibit
          -------                             -------
             11            Statement Re:  Computation of Per Share Earnings


             27            Financial Data Schedule (Electronic Filing Only)