Form 10-K405
period 1996-12-31
LANDAIR SERVICES INC
filed 1997-03-26
CIK 912728

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For fiscal year ended December 31, 1996

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

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                                (Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes /X/   No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 17, 1997 was approximately $29,907,639 based on the closing price of such stock on such date of $11.375.

The number of shares outstanding of the registrant's common stock as of March 17, 1997 was 5,952,880.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 1997 annual meeting of shareholders are incorporated by reference into Part III of this report. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 1996.

                                TABLE OF CONTENTS

                                                                       Page Number
                                                                       -----------
                                        Part I
Item 1.       Business                                                      3
Item 2.       Properties                                                    8
Item 3.       Legal Proceedings                                             9
Item 4.       Submission of Matters to a Vote of Security Holders           9
              Executive Officers of the Registrant                          9

                                        Part II
Item 5.       Market for Registrant's Common Stock and                     11
              Related Shareholder Matters
Item 6.       Selected Financial Data                                      12
Item 7.       Management's Discussion and Analysis of Financial            13
              Condition and Results of Operations
Item 8.       Financial Statements and Supplementary Data                  16
Item 9.       Changes in and Disagreements with Accountants on             16
              Accounting and Financial Disclosure

                                        Part III
Item 10.      Directors and Executive Officers of the Registrant           17
Item 11.      Executive Compensation                                       17
Item 12.      Security Ownership of Certain Beneficial                     17
              Owners and Management
Item 13.      Certain Relationships and Related Transactions               17

                                        Part IV
Item 14.      Exhibits, Financial Statement Schedules and                  18
              Reports on Form 8-K
              Signatures                                                   19

                                     PART I

ITEM 1.  BUSINESS

GENERAL

     Landair Services, Inc. (the "Company") is a high-service level truckload carrier and contractor to the air cargo industry providing time-definite service in the United States and Canada. The Company was incorporated in Tennessee in 1981.

     The Company provides scheduled trucking services to air freight forwarders, fully integrated air cargo carriers and domestic and international airlines through its Forward Air operations. The Company services its air freight forwarder, air cargo and airline customers primarily through a hub and spoke network of 62 terminals, located at or near major airports in the United States and Canada, and linked through a central sorting facility in Columbus, Ohio.

     Through its Truckload operations, the Company provides short- to medium-haul delivery to the high-service segment of the general commodities truckload market. The Truckload operations include a common carrier operation that serves customers on an "on demand" basis and a dedicated fleet operation in which trucks and drivers are dedicated to shippers with specific, high-service requirements.

FORWARD AIR OPERATIONS

     The Company's Forward Air operations serve the unique and growing deferred air freight market. Unlike typical overnight letters and packages, deferred air freight is comprised of freight and packages that will have time-definite delivery in two to four days. Forward Air receives air freight from air freight forwarders, air cargo and airline customers at 62 terminal facilities and provides airport-to-airport transportation of the freight to the terminal nearest to the freight's destination. The transportation requirements of Forward Air are met through direct shuttles, some of which offer overnight service, and through the Columbus central sorting facility.

     The Company's freight forwarder customers vary in size from small independent, single facility air freight forwarders to large, international logistics companies. Since operations were commenced in November 1990, the average weekly volume of freight carried through the Forward Air network has grown from approximately 1.2 million pounds to approximately 10.5 million pounds in 1996. Forward Air operations accounted for approximately 50% of the Company's 1996 operating revenue. The Company's strategy in its Forward Air operations is to capitalize on the growing market for deferred air freight from both domestic and international air cargo customers through its unique hub-and-spoke network.

TRUCKLOAD OPERATIONS

     Common Carrier Services. The Company's common carrier operations primarily consist of short-to-medium haul shipments, typically between 250 and 700 miles. Although serving the contiguous 48 states, the Company's Truckload operations are primarily concentrated in the eastern half of the United States, allowing the Company to focus on selected operating lanes. The Company's ability to stay within these lanes allows it to maximize service for its customers while minimizing such operating costs as empty miles and driver layovers. The common carrier operations concentrate on providing high levels of consistent service for customers whose shipping requirements fall into the service-sensitive segment of the truckload market rather than that segment which uses price as its primary consideration. For example, these operations provide common carrier services to certain of the integrated air carriers and for just-in-time manufacturers with narrow delivery windows. The customers of the common carrier operations normally demand scheduled pick-up and delivery and often give short notice for equipment needs. The common carrier operations have been successful in meeting customer needs with on-time performance in excess of 98% in its primary service area. The trend of shippers over the past several years has been toward the use of a relatively small number of financially stable "core carriers". The Company's strategy in its common carrier operations is to take advantage of growth opportunities that exist as a result of this trend. In addition, an important element in the Company's strategy for expanding its core carrier operations lies in the cross-utilization of its revenue equipment to satisfy peak demands in its Forward Air operations.

     Dedicated Contract Carriage Services. The Company's dedicated contract carriage services involve management for all or a significant part of a customer's transportation operations. Under a dedicated carriage service agreement, the Company typically provides drivers, equipment and maintenance, and, in some instances, transportation management that replaces the customer's in-house transportation department. This service allows a customer to reduce overall transportation costs by minimizing both capital expenditures and personnel costs. At current operating levels, the annual revenue from dedicated contract carriage service agreements aggregates approximately $15.0 million.

     Management believes the dedicated contract carriage services operations are well positioned to capitalize on the increasing trend of many shippers to outsource virtually all of their transportation requirements. The Company's strategy in its dedicated contract carriage operations will be to continue to focus on expansion of services in this area, including business with existing common carrier customers, so that the Company's dedicated operations can ultimately manage most or all of a customer's transportation needs on a dedicated fleet basis.

     Logistics Services. The Company also offers logistics services for some of its customers by acting as an agent to arrange transportation of all loads tendered, regardless of destination, available power or the type of trailing equipment required.

     Truckload operations accounted for approximately 50% of the Company's 1996 operating revenue.

REVENUE EQUIPMENT

     The Company purchases high quality tractors to help attract and retain drivers, promote safe operations and minimize maintenance and repair costs. When purchasing new revenue equipment, the Company typically acquires standardized tractors and trailers manufactured to the Company's specifications. Standardization enables the Company to simplify driver training, control the cost of spare parts inventory and enhance its preventive maintenance program.

     The Company has purchased most of its tractors from Freightliner Corporation and its trailers from Great Dane Corporation. The majority of the tractors purchased are equipped with Series 60 Detroit Diesel electronic engines which have contributed significantly to increased fuel efficiency for the Company. It is the Company's current practice to trade in its tractors after three or four years and its trailers after seven years. The Company's purchase and lease agreements for tractors generally provide for a repurchase option by the manufacturer at predetermined prices.

     As of December 31, 1996, the Company operated 518 Company-owned tractors and leased 376 tractors from owner-operators. The average age of the Company-operated tractor fleet was approximately 2.5 years at December 31, 1996. As of December 31, 1996, the Company owned 1,922 van trailers, of which 1,758 are 53' long, 164 are 48' long, and 216 include specialized roller bed equipment required to serve air cargo industry customers. By having a majority of the Company's trailer fleet equipped with 53' trailers, the Company is able to provide its customers with more economy and convenience and increased driver productivity. The average age of the trailer fleet was approximately 2.8 years at December 31, 1996.

     The Company has installed Qualcomm two-way satellite communication systems in the majority of its tractors. The Qualcomm system provides the Company with continuous communications capability in the event a driver experiences a service delay or disruption. The Qualcomm system also allows the Company to track the exact location and route of any particular shipment and communicate instantly with drivers to improve operating efficiencies.

EMPLOYEES AND OWNER-OPERATOR DRIVERS

     As of December 31, 1996, the Company employed approximately 1,500 persons. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

     The Company recognizes that its professional driver workforce is one of its most valuable assets. Drivers are selected by the Company in accordance with guidelines relating to safety records, driving experience and personal evaluations. Over the past several years, the Company has introduced several driver retention programs including the creation of a pay package that more fairly compensates drivers for the work associated with their job. The pay package includes extra pay items in addition to the drivers' mileage-based pay. The expense and cost of driver retention and recruitment has increased in recent years. Recruitment is difficult due to Company standards and an industry shortage of qualified drivers. See "Safety".

     The Company also recognizes that the selection process for owner-operators is equally as important as for Company drivers. The use of owner-operators provides the Company with marketing, operating, safety, driver recruiting, retention and financial advantages. The Company focuses on the special needs of owner-operators through programs designed to reduce their operating costs. The Company plans to continue its emphasis on recruiting owner-operators.

SAFETY

     The Company has an active safety and loss prevention program and has established a driver qualification policy. Drivers who exceed the maximum acceptable number of accidents or traffic citations within a specified time period are reviewed and monitored by the safety department. The driving and employment records of drivers are verified.

     During the past two years, the Company enhanced its safety program with a series of safe driving campaigns, safety contests, quarterly driver terminal safety meetings, and communication of safety data to drivers and management personnel. The program is designed to heighten awareness of and focus attention on safety related issues.

INSURANCE

     Claims exposure in the trucking industry consists primarily of cargo loss and damage, vehicle liability, property damage and workers' compensation. The Company maintains a significant deductible for auto liability claims, for physical damage claims and for cargo claims. The Company also is responsible for workers' compensation claims in certain of the states in which it operates, and is subject to state programs in certain states where employer participation in state sponsored programs is mandated. The Company maintains insurance with independent insurance carriers that provide certain coverage for claims in excess of deductible amounts. Management believes that the Company's insurance coverage is reasonable.

REGULATION

     Prior to December 29, 1995, the Company's operations in interstate commerce were regulated by the Interstate Commerce Commission ("ICC"). Effective December 29, 1995, President Clinton signed into law the Interstate Commerce Commission Termination Act of 1995 which closed the ICC and transferred its remaining responsibilities to a new Surface Transportation Board and the Federal Highway Administration. In addition, interstate motor carrier operations are subject to safety requirements prescribed by the Department of Transportation. Such matters as weight and dimension of equipment are also subject to federal and state regulations. The Company's Canadian operations are subject to similar requirements imposed by the laws and regulations of the Dominion of Canada and various provincial laws and regulations. The Company is subject to various federal, state and local environmental laws and regulations. Management believes that the Company is in substantial compliance with applicable regulatory requirements relating to its operations. Failure of the Company to comply with the applicable regulations could result in substantial fines or revocation of the Company's operating permits.

     The Company has aboveground fuel storage tanks at its Indianapolis, Indiana facility and underground fuel storage tanks at its Columbus, Ohio facility. Such storage tanks are subject to various federal and state environmental laws and regulations. Management believes that the Company is in substantial compliance with applicable environmental laws and regulations. No material increase for expenditures for compliance with federal, state and local environmental laws and regulations is anticipated in 1997.

COMPETITION AND INDUSTRY TRENDS

     The Company competes with regional, inter-regional and national truckload carriers and, to a lesser extent, with less-than-truckload carriers, railroads and overnight delivery companies. Many of the Company's competitors have greater financial resources, more equipment or larger freight capacity than the Company. Service and price are the principal means of competition in the transportation industry.

     Management believes the market for its Forward Air operations will be less affected by competition than will most other segments of the transportation industry because of its unique network. The transportation of air freight requires significant capital assets, including a fleet of dependable equipment, a large centrally located sorting facility, an extensive communication system, a skilled workforce and a large sales operation. In order to effectively compete, any new entrant would have to be able to immediately develop a comparable network which would require it to dedicate a full complement of equipment and establish multiple terminals in order to demonstrate the ability to handle a large number of shipments destined for many geographically diverse locations and to meet critical delivery deadlines. Management also believes that in addition to its established market presence, the Company's ability to access additional revenue equipment, other support services and management from the Company's Truckload operations gives it greater flexibility to meet peak demands within its Forward Air operations without the attendant increase in capital expenditures.

     The Company's principal competitive strength is its ability to consistently provide reliable service at a competitive price. Many of the Company's customers are high volume shippers which require a flexible and dependable motor carrier service tailored to their specific needs, including pick-up within specified delivery times.

ITEM 2.  PROPERTIES

     The Company's headquarters are located in Greeneville, Tennessee and are leased from the Greeneville-Greene County Airport Authority under a lease expiring in 2006. The headquarters lease is at a rate management believes is favorable. The Company leases, under a capital lease agreement, a 100-door cross dock hub facility constructed in 1994 in Columbus, Ohio from the Director of Development of the State of Ohio. A substantial portion of the cost of constructing the Columbus facility was funded by the State of Ohio through the sale of $6.3 million of revenue bonds. The Company is responsible for all taxes, assessments and other costs of ownership under the lease agreement. Certain terms of the lease include restrictions on the payment of dividends and the maintenance of certain levels of net worth and other financial ratios. Amounts due under the lease agreement are guaranteed by Scott M. Niswonger, the Company's Chairman, President and Chief Executive Officer. After the bonds are paid in full, the Company will have an option to purchase the terminal for a nominal payment.

     In July 1996, the Company acquired a 68-door cross dock terminal facility in Atlanta, Georgia. The facility houses both the Atlanta Truckload and Forward Air operations. The Company leases a facility in Greeneville, Tennessee from Greeneville Properties, Inc., a corporation previously owned by Mr. Niswonger.

     The following table provides information regarding the Company's principal terminal facilities:

                                                             APPROXIMATE
                                                            GROSS SQUARE
          TERMINAL LOCATION                                    FEET (1)
          -----------------                                 ------------
        Atlanta, Georgia (2)                                    46,000
        Columbus, Ohio (2)                                      83,800
        Greeneville, Tennessee (3)                              42,000
        Indianapolis, Indiana (2)                               15,200
        Memphis, Tennessee (3)                                  19,875

---------------------
(1)  Includes both office and dock space.
(2)  Shared facility by Forward Air and Truckload operations.
(3)  The Company operates two separate locations in this city.

     The Company leases 43 additional terminal facilities for its Forward Air operations, which are typically leased on a short-term (three to five year) basis. Management believes that replacement space comparable to these terminal facilities is readily obtainable, if necessary. Management believes that its facilities are adequate to support its current operations. The balance of the Forward Air terminals are agent stations leased and operated by independent agents who generally handle the Company's freight on a commission basis.

ITEM 3.  LEGAL PROCEEDINGS

LITIGATION

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year ended December 31, 1996, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this Form 10-K.

     The following table sets forth certain information concerning the executive officers of the Company as of December 31, 1996:

      Name                       Age                    Position
      ----                       ---                    --------
Scott M. Niswonger               49           Chairman, President and Chief
                                              Executive Officer

Bruce A. Campbell                45           Executive Vice President and
                                              Chief Operating Officer

Edward W. Cook                   38           Chief Financial Officer,
                                              Senior Vice President
                                              and Treasurer

Richard H. Roberts               42           Senior Vice President, General
                                              Counsel and Secretary

Michael A. Roberts               52           Senior Vice President, FAF Sales
                                              and Marketing

     There are no family relationships between any of the executive officers of the Company. All officers hold office at the pleasure of the Board of Directors.

     The following background material is provided for each executive officer employed by the registrant, including employment history for at least the last five years:

     Scott M. Niswonger is a co-founder of the Company and has served as a director and as President of the Company since its founding in 1981, and as Chairman of the Board and Chief Executive Officer since February 1988. Mr. Niswonger also serves as a director of the Regional Advisory Board of First Tennessee Bank National Association.

     Bruce A. Campbell has been Executive Vice President and Chief Operating Officer of the Company since April 1990 and a director of the Company since April 1993. Prior to joining the Company in 1990, Mr. Campbell served as Vice President of Ryder-Temperature Controlled Carriage in Nashville, Tennessee from September 1985 until December 1989.

     Edward W. Cook joined the Company as Chief Financial Officer, Senior Vice President and director in September 1994. Since May 1995, he has also served as Treasurer. Prior to joining the Company, Mr. Cook was employed by Ernst & Young LLP for eleven years, most recently as a senior manager in the Nashville, Tennessee office. During the period March 1986 through February 1988, Mr. Cook served as Controller and Assistant Secretary of Ryder-Temperature Controlled Carriage in Nashville, Tennessee.

     Richard H. Roberts has served as Senior Vice President and General Counsel of the Company since July 1994, and as Secretary and director since May 1995. Prior to joining the Company, Mr. Roberts was a partner with the Baker, Worthington, Crossley & Stansberry law firm from January 1991, and an associate of the firm from June 1985. Mr. Roberts has also served as a director of Miller Industries, Inc. since April 1994.

     Michael A. Roberts has been Senior Vice President, FAF Sales and Marketing of the Company since April 1990 and was Vice President of Marketing of the Company from November 1987. Mr. Roberts served as a consultant to the Company from 1982 to 1987.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The Company's common stock is publicly traded on the Nasdaq National Market tier of The Nasdaq Stock Market under the symbol LAND. The following table sets forth the high and low sales prices for the Company's common stock as reported by The Nasdaq Stock Market for each full quarterly period of fiscal 1995 and 1996.


            1996                                         High          Low
            ----                                         ----          ---
        First Quarter . . . . . . . . . . . . . . . .   $16.50        $12.50
        Second Quarter. . . . . . . . . . . . . . . .   $16.25        $13.25
        Third Quarter . . . . . . . . . . . . . . . .   $16.50        $10.00
        Fourth Quarter. . . . . . . . . . . . . . . .   $11.75        $ 6.50

            1995                                         High          Low
            ----                                         ----          ---
        First Quarter . . . . . . . . . . . . . . . .   $17.00        $11.75
        Second Quarter. . . . . . . . . . . . . . . .   $16.00        $11.625
        Third Quarter . . . . . . . . . . . . . . . .   $17.50        $11.75
        Fourth Quarter. . . . . . . . . . . . . . . .   $15.00        $11.25

     There were approximately 1,200 shareholders of record (including brokerage firms and other nominees) of the Company's common stock as of March 17, 1997.

     The Company has not paid cash dividends on its common stock in the two preceding fiscal years, and it is the current intention of management to retain earnings to finance the growth of the Company's business. Future payment of dividends will depend upon the financial condition, results of operations, contractual restrictions and capital requirements of the Company as well as other factors deemed relevant by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth selected financial data of the Company. The selected financial data should be read in conjunction with the Company's financial statements and notes thereto, included elsewhere in this report.

                                                                        FISCAL YEAR ENDED
                                           ----------------------------------------------------------------------
                                           DECEMBER 31,  DECEMBER 31,  DECEMBER 31,     DECEMBER 25,  DECEMBER 26,
                                               1996          1995         1994              1993         1992
                                           ------------  ------------  ------------     ------------  -----------
                                                         (In thousands, except per share data)
STATEMENTS OF INCOME DATA: (1) (2)
Operating revenue                           $157,098       $148,083      $135,032         $95,281      $66,264
Income from operations                         9,341         10,501         8,164           4,309        2,543
Operating ratio (3)                             94.1%          92.9%         94.0%           95.5%        96.2%
Net income                                     3,979          4,517         4,017           1,963        1,234
Net income per share - primary                  0.66           0.75          0.66            0.46         0.30
Net income per share - fully diluted            0.66           0.75          0.66            0.45         0.30

Cash dividends declared per
   common share                                   --             --            --             --           --

BALANCE SHEET DATA (AT END OF PERIOD):
Total assets                                $ 99,074       $ 98,279      $ 78,044         $49,027      $19,275
Long-term obligations, net of
   current portion                            27,094         35,855        28,305          12,024        7,489
Shareholders' equity                          41,264         36,644        31,778          27,295        3,518


(1) Results for 1994, 1993, and 1992 lack comparability to other periods because (i) 1993 and 1992 included special management bonuses of $1.7 million and $610,000, respectively, and (ii) 1994 included a charge relating to the sale and winding down of its refrigerated trucking operations of $805,000. In addition, 1994 results consist of 53 weeks of operations while 1996, 1995, 1993 and 1992 results consist of approximately 52 weeks of operations.

(2) Net income and net income per share for 1993 and 1992 reflect pro forma income tax provisions as if the Company, previously an S Corporation prior to its initial public offering of common stock in November 1993, had been subject to income taxes for all of 1993 and 1992. Historical net income for 1993 and 1992 was $2.2 million and $2.0 million, respectively.

(3)  Operating expenses as a percentage of operating revenue.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following table sets forth the percentage relationship of revenue and expense items to operating revenue for the periods indicated.

                                                                               FISCAL YEAR ENDED
                                                            DECEMBER 31,          DECEMBER 31,       DECEMBER 31,
                                                               1996                 1995                1994
                                                            -----------------------------------------------------
Operating revenue                                              100.0%               100.0%              100.0%
Operating expenses:
     Purchased transportation                                   32.8                 36.1                38.1
     Salaries, wages and employee benefits                      27.6                 25.4                24.2
     Fuel and fuel taxes                                         6.9                  6.0                 6.0
     Operating leases                                            3.8                  4.0                 4.8
     Depreciation and amortization                               6.7                  5.9                 4.7
     Insurance and claims                                        5.3                  4.8                 4.2
     Loss on sale and winding down of
          refrigerated operations                                --                   --                  0.6
     Other operating expenses                                   11.0                 10.7                11.4
                                                           ------------------------------------------------------
Total operating expenses                                        94.1                 92.9                94.0
                                                           ------------------------------------------------------
Income from operations                                           5.9                  7.1                 6.0
Interest expense                                                (1.8)                (2.0)               (1.1)
Other income, net                                                --                   0.2                 0.3
                                                           ------------------------------------------------------
Income before income taxes                                       4.1                  5.3                 5.2
Income taxes                                                     1.6                  2.2                 2.2
                                                           ------------------------------------------------------
Net income                                                       2.5%                 3.1%                3.0%
                                                           ======================================================


RESULTS OF OPERATIONS

     The Company continued its growth in 1996 as operating revenues increased to a record $157.1 million compared to $148.1 million in 1995 and $135.0 million in 1994. The percentage increases in operating revenue for 1996, 1995 and 1994 were 6.1%, 9.7% and 41.7%, respectively. Excluding the Company's refrigerated operations, which were sold effective January 11, 1995 (see Note 6 of the Notes to Consolidated Financial Statements), the Company's operating revenue increased 16.8% during 1995.

     Operating revenue in the Company's Forward Air operations increased by $17.2 million (27%), $5.7 million (9%) and $27.1 million (74%) in 1996, 1995 and
1994, respectively, and represented approximately 50%, 43% and 43% of the Company's total operating revenue for these periods. Operating revenue increases in the Forward Air operations resulted from increasing the number of operating terminals, enhancements to the Forward Air network and greater volume from domestic and international air cargo customers. Operating revenue in the Company's Truckload operations, including intercompany revenue and excluding the sale of the Company's refrigerated operations, increased (decreased) by $(6.0) million, $14.8 million and $17.0 million in 1996, 1995 and 1994, respectively. Operating revenue increases (decreases) in the Truckload operations resulted primarily from the addition/reduction of revenue equipment levels utilized in both the Company's common carrier and dedicated fleet operations coupled with fluctuations in equipment utilization.

     Purchased transportation was 32.8% of operating revenue in 1996 compared to 36.1% in 1995 and 38.1% in 1994. The decrease in purchased transportation between these years was primarily attributable to more efficient utilization of owner-operators in the Forward Air operations during 1996 and 1995 and a decrease in the ratio of owner-operators to Company drivers during 1996.

     Salaries, wages and benefits were 27.6% of operating revenue compared to 25.4% in 1995 and 24.2% in 1994. The increases in 1996 and 1995 were due primarily to increased cargo handling wages and terminal managers' salaries required to operate additional terminals and increased operating volumes in the Company's Forward Air operations in 1996 and 1995 coupled with an increase in the ratio of Company drivers to owner-operators during 1996.

     Fuel and fuel taxes were 6.9% of operating revenue in 1996 compared to 6.0% in 1995 and 6.0% in 1994. The increase in fuel and fuel taxes during 1996 was primarily attributed to an increase in fuel prices during 1996 which increased approximately 13%, increasing fuel and fuel taxes by approximately $1.3 million. Approximately 60% of the increase in fuel prices was passed on to customers in the form of a fuel surcharge during 1996.

     Operating leases were 3.8%, 4.0% and 4.8% of operating revenue during 1996, 1995 and 1994, respectively, while depreciation and amortization were 6.7%, 5.9% and 4.7% during the same periods. These changes resulted from increased ownership, rather than leasing, of revenue equipment. The increase in depreciation and amortization during 1996 is also attributable to an increase in the ratio of Company drivers to owner-operators during 1996. In addition, see the Property and Equipment section of Note 1 of the Notes to Consolidated Financial Statements.

     Insurance and claims were 5.3% of operating revenue in 1996 compared to 4.8% in 1995 and 4.2% in 1994. The increase in costs during 1996 and 1995 is due primarily to an increase in the frequency and severity of accidents coupled with adjustments to reflect increased liability related to claims incurred in prior periods.

     Other operating expenses were 11.0% in 1996 compared to 10.7% in 1995 and 11.4% in 1994. Gains on the sale of revenue equipment (which are netted against other operating expenses) were $413,000, $503,000 and $88,000 during 1996, 1995 and 1994, respectively.

     For information concerning the loss on sale and winding down of refrigerated operations in 1994 see Note 6 of the Notes to Consolidated Financial Statements.

     Interest expense was $3.0 million in 1996 and 1995 compared to $1.5 million in 1994. The increase in interest expense during 1995 is due to higher average net borrowing in 1995 primarily for revenue equipment purchases which were required to finance the continued growth of the Company.

     The combined federal and state effective tax rates for 1996, 1995 and 1994 were 38.2%, 42.0% and 43.1%, respectively. For information concerning the provision for income taxes, as well as information regarding differences between effective tax rates and statutory rates, see Note 5 of the Notes to Consolidated Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

     The continued growth of the Company's business, and the nature of its operations, have required significant investment in new equipment. The Company has historically financed revenue equipment purchases with cash flows from operations, through borrowing under credit agreements with financial institutions and from proceeds of the initial public offering in November 1993. Working capital needs have generally been met with cash flows from operations and borrowing under the Company's line of credit. Net cash provided by operating activities totaled approximately $12.5, $15.8 and $9.2 in 1996, 1995 and 1994, respectively.

     Net cash used in investment activities was approximately $6.0, $21.5 and $31.8 million in 1996, 1995 and 1994, respectively. Investing activities consisted primarily of the acquisition of additional revenue equipment during 1996, 1995 and 1994, the acquisition of a terminal facility in 1996, enhanced management information systems in 1996 and 1995, and the construction of a new sorting hub facility in Columbus, Ohio during 1994.

     Net cash provided by (used in) financing activities was approximately $(10.3), $8.6 and $19.3 million in 1996, 1995 and 1994, respectively. These financing activities included the Company's continued financing of additional revenue equipment, based upon capital expenditure requirements, coupled with repayment of long-term debt and capital leases with cash generated from operations. In addition, 1994 included the financing of $6.3 million for a new hub facility in Columbus, Ohio.

     The Company expects net capital expenditures in 1997 for revenue equipment and management information systems, excluding acquisitions, to be less than $10 million. The Company expects to fund these expenditures through cash provided by operating activities. See Note 2 of the Notes to the Consolidated Financial Statements for more information concerning credit arrangements. At December 31, 1996, the Company had a line of credit with a bank in the amount of $15.0 million, which expires in May 1998. At December 31, 1996, approximately $9.0 million was available for borrowing under the credit line. At December 31, 1996, the Company also had equipment loan agreements which permit the Company to borrow up to $31.5 million for the purchase of revenue equipment. At December 31, 1996, approximately $20.0 million was available for borrowing under the equipment loan agreements. Management believes that available borrowings under the line of credit agreement, equipment loan agreements, future borrowings under installment notes for revenue equipment, and cash generated by operations will be sufficient to fund its cash needs and anticipated capital expenditures through at least 1997.

IMPACT OF SEASONALITY

     In the trucking industry, revenue and operating results generally reflect a seasonal pattern as customers reduce shipments during and after the winter holiday season and during the summer months due to temporary plant closings for vacations. Additionally, the volume of shipments is often affected by weather variations. The Company's operating expenses also have historically been higher in the winter months, due primarily to decreased fuel efficiency and increased maintenance costs of revenue equipment in colder weather.

IMPACT OF INFLATION

     Inflation can be expected to have an impact on the Company's operating costs. With the exception of fuel price increases in 1996, inflation has had a minimal effect upon the Company's profitability over the past three years.

CAUTIONARY STATEMENT REGULATING FORWARD-LOOKING STATEMENTS

     The Company, or its executive officers and directors on behalf of the Company, may from time to time make written or oral "forward-looking statements". Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases, and in reports to shareholders. Oral forward-looking statements may be made by the Company's executive officers and directors on behalf of the Company to the press, potential investors, securities analysts and others. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements. The Company relies on this safe harbor in making such disclosures. In connection with this "safe harbor" provision, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Factors that might cause such a difference include, but are not limited to, economic recessions or downturns in customers' business cycles, competition, rapid fluctuations in fuel prices or availability, fluctuations in the frequency and severity of accidents, increases in interest rates, and the availability of qualified drivers.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted in a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with respect to directors of the Company is incorporated herein by reference to the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders (the "1997 Proxy Statement"). The 1997 Proxy Statement will be filed with the Securities and Exchange Commission (the "Commission") not later than 120 days subsequent to December 31, 1996.

     Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.

ITEM 11.  EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the 1997 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 1996.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the 1997 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 1996.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the 1997 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 1996.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

  (a)(1) and (2) List of Financial Statements and Financial Statement Schedules.

                 The response to this portion of Item 14 is submitted as a separate section of this report.

  (a)(3)         List of Exhibits.

                 The response to this portion of Item 14 is submitted as a separate section of this report.

  (b)            Reports on Form 8-K.

                 There were no reports filed on Form 8-K during the fourth quarter of the fiscal year ended December 31, 1996.

  (c)            Exhibits.

                 The response to this portion of Item 14 is submitted as a separate section of this report.

  (d)            Financial Statement Schedules.

                 The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Landair Services, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     LANDAIR SERVICES, INC.

                                     By:  /s/ Scott M. Niswonger
                                         ---------------------------------------
                                         Scott M. Niswonger, Chairman, President
                                         and Chief Executive Officer

                                     Date:  March 26, 1997

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                 NAME                             CAPACITY                                 DATE
  /s/ Scott M. Niswonger                 Chairman, President and                    March 26, 1997
-------------------------------------    Chief Executive Officer
          Scott M. Niswonger             (Principal Executive Officer)


  /s/ Edward W. Cook                     Chief Financial Officer,                   March 26, 1997
-------------------------------------    Senior Vice President, Treasurer
          Edward W. Cook                 and Director (Principal Financial
                                         and Accounting Officer)


  /s/ Bruce A. Campbell                  Executive Vice President,                  March 26, 1997
-------------------------------------    Chief Operating Officer
          Bruce A. Campbell              and Director


  /s/ Richard H. Roberts                 Senior Vice President, General             March 26, 1997
-------------------------------------    Counsel, Secretary and Director
          Richard H. Roberts

 /s/ James A. Cronin, III                Director                                   March 26, 1997
-------------------------------------
          James A. Cronin, III

 /s/ Robert K. Gray                      Director                                   March 26, 1997
-------------------------------------
          Hon. Robert K. Gray

                           Annual Report on Form 10-K

                   Item 8, Item 14(a)(1) and (2), (c) and (d)

          List of Financial Statements and Financial Statement Schedule

                   Financial Statements and Supplementary Data

                                Certain Exhibits

                          Financial Statement Schedule

                          Year Ended December 31, 1996

                             Landair Services, Inc.

                             Greeneville, Tennessee

                             Landair Services, Inc.

                  Form 10-K -- Item 8 and Item 14(a)(1) and (2)


         Index to Financial Statements and Financial Statement Schedule


The following consolidated financial statements of Landair Services, Inc. are included as a separate section of this report:

                                                                                Page No.
                                                                                --------
Report of Ernst & Young LLP, Independent Auditors.................................F-3
Consolidated Balance Sheets - December 31, 1996 and December 31, 1995.............F-4
Consolidated Statements of Income - Fiscal Years Ended December 31, 1996,
   December 31, 1995 and December 31, 1994........................................F-6
Consolidated Statements of Shareholders' Equity - Fiscal Years Ended
   December 31, 1996, December 31, 1995 and December 31, 1994.....................F-7
Consolidated Statements of Cash Flows - Fiscal Years Ended December 31, 1996,
   December 31, 1995 and December 31, 1994........................................F-8
Notes to Consolidated Financial Statements - December 31, 1996....................F-9


The following financial statement schedule of Landair Services, Inc. is included as a separate section of this report.

Schedule II - Valuation and Qualifying Accounts...................................S-1

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         Report of Independent Auditors


The Board of Directors and Shareholders
Landair Services, Inc.

We have audited the accompanying consolidated balance sheets of Landair Services, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three fiscal years in the period ended December 31, 1996. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Landair Services, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three fiscal years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                               ERNST & YOUNG LLP


Nashville, Tennessee
January 28, 1997

                             Landair Services, Inc.

                           Consolidated Balance Sheets

                                                       DECEMBER 31,          DECEMBER 31,
                                                           1996                  1995
                                                      ------------------------------------
                                                                 (In thousands)
ASSETS
Current assets:
     Cash and cash equivalents                          $       28            $    3,834
     Accounts receivable, less allowance of
        $415 in 1996 and $292 in 1995                       23,671                17,788
     Inventories                                               552                   360
     Prepaid expenses                                        2,868                 2,717
     Income taxes receivable                                    --                   707
     Deferred income taxes                                   1,085                   352
                                                      -----------------------------------
Total current assets                                        28,204                25,758

Property and equipment:
     Land                                                    3,199                 2,611
     Buildings                                               6,298                 4,817
     Revenue equipment                                      75,578                72,742
     Other equipment                                        11,480                 8,907
     Leasehold improvements                                    890                   622
                                                      -----------------------------------
                                                            97,445                89,699

     Accumulated depreciation and amortization              27,166                17,577
                                                      -----------------------------------
                                                            70,279                72,122

Other assets                                                   591                   399
                                                      -----------------------------------

Total assets                                            $   99,074             $  98,279
                                                      ===================================


                                                       DECEMBER 31,          DECEMBER 31,
                                                           1996                  1995
                                                      ------------------------------------
                                                                 (In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                   $    5,525           $    5,074
     Accrued payroll and related items                       1,677                1,313
     Insurance and claims accruals                           4,435                3,445
     Income taxes payable                                      168                   --
     Other accrued expenses                                  1,111                  879
     Current portion of long-term debt                       7,701                8,158
     Current portion of capital lease obligations            1,797                1,089
                                                      ------------------------------------
Total current liabilities                                   22,414               19,958

Long-term debt, less current portion                        18,346               27,030
Capital lease obligations, less current portion              8,748                8,825
Deferred income taxes                                        8,302                5,822
Commitments and contingencies                                   --                   --

Shareholders' equity:
     Preferred stock, $.01 par value:
          Authorized shares - 5,000,000
          No shares issued                                      --                   --
     Common stock, $.01 par value:
          Authorized shares - 20,000,000
          Issued and outstanding shares - 5,952,880
             in 1996 and 5,864,200 in 1995                      60                   59
     Additional paid-in capital                             26,202               25,562
     Retained earnings                                      15,002               11,023
                                                      ------------------------------------
Total shareholders' equity                                  41,264               36,644
                                                      ------------------------------------
Total liabilities and shareholders' equity               $  99,074            $  98,279
                                                      ====================================


See accompanying notes.

                             Landair Services, Inc.

                        Consolidated Statements of Income

                                                                        FISCAL YEAR ENDED
                                                   ---------------------------------------------------------
                                                       DECEMBER 31,      DECEMBER 31,       DECEMBER 31,
                                                           1996              1995               1994
                                                   ---------------------------------------------------------
                                                              (In thousands, except per share data)
Operating revenue                                        $157,098          $148,083           $135,032


Operating expenses:
     Purchased transportation                              51,393            53,488             51,448
     Salaries, wages and employee benefits                 43,355            37,774             32,724
     Fuel and fuel taxes                                   10,837             8,941              8,065
     Operating leases                                       5,950             5,859              6,537
     Depreciation and amortization                         10,523             8,687              6,384
     Insurance and claims                                   8,381             7,040              5,709
     Loss on sale and winding down of
          refrigerated operations                              --                --                805
     Other operating expenses                              17,318            15,793             15,196
                                                   ---------------------------------------------------------
                                                          147,757           137,582            126,868
                                                   ---------------------------------------------------------
Income from operations                                      9,341            10,501              8,164

Other income (expense):
     Interest expense                                      (2,964)           (3,020)            (1,481)
     Other, net                                                61               309                378
                                                   ---------------------------------------------------------
                                                           (2,903)           (2,711)            (1,103)
                                                   ---------------------------------------------------------
Income before income taxes                                  6,438             7,790              7,061

Income taxes                                                2,459             3,273              3,044
                                                   ---------------------------------------------------------
Net income                                              $   3,979          $  4,517          $   4,017
                                                   =========================================================

Net income per share:
     Primary                                            $    0.66         $    0.75         $     0.66
     Fully diluted                                      $    0.66         $    0.75         $     0.66

Weighted average shares outstanding:
     Primary                                                6,052             6,031              6,115
     Fully diluted                                          6,057             6,032              6,123



See accompanying notes.

                             Landair Services, Inc.

                 Consolidated Statements of Shareholders' Equity

                                                 COMMON STOCK               ADDITIONAL                       TOTAL
                                         ----------------------------         PAID-IN       RETAINED     SHAREHOLDERS'
                                           SHARES            AMOUNT           CAPITAL       EARNINGS        EQUITY
                                         --------------------------------------------------------------------------------
                                                                           (In thousands)
Balance at December 25, 1993                5,730            $   57           $ 24,749     $   2,489         $ 27,295
     Net income for fiscal 1994                --                --                 --         4,017            4,017
     Exercise of stock options                 81                 1                465            --              466
                                         --------------------------------------------------------------------------------
Balance at December 31, 1994                5,811                58             25,214         6,506           31,778
     Net income for fiscal 1995                --                --                 --         4,517            4,517
     Exercise of stock options                 53                 1                348            --              349
                                         --------------------------------------------------------------------------------
Balance at December 31, 1995                5,864                59             25,562        11,023           36,644
     Net income for fiscal 1996                --                --                 --         3,979            3,979
     Exercise of stock options                 83                 1                580            --              581
     Common stock issued under
        stock purchase plan                     6                --                 60            --               60
                                         --------------------------------------------------------------------------------
Balance at December 31, 1996                5,953            $   60           $ 26,202      $ 15,002         $ 41,264
                                         ================================================================================




See accompanying notes.

                             Landair Services, Inc.

                      Consolidated Statements of Cash Flows


                                                                                  FISCAL YEAR ENDED
                                                            -----------------------------------------------------------
                                                              DECEMBER 31,          DECEMBER 31,         DECEMBER 31,
                                                                  1996                  1995                 1994
                                                            -----------------------------------------------------------
                                                                                   (In thousands)
OPERATING ACTIVITIES
Net income                                                    $    3,979             $   4,517           $    4,017
Adjustments to reconcile net income to
     net cash provided by operating activities:
          Depreciation and amortization                           10,523                 8,687                6,384
          Gain on sale of property and equipment                    (413)                 (503)                 (88)
          Provision for losses on receivables                        540                   445                  290
          Deferred income taxes                                    1,747                 2,800                1,835
          Changes in operating assets and liabilities:
               Accounts receivable                                (6,423)                  (86)              (5,813)
               Inventories                                          (192)                  (29)                 (96)
               Prepaid expenses                                     (151)               (1,483)                (280)
               Accounts payable and accrued expenses               2,037                 1,843                3,571
               Income taxes                                          875                  (425)                (624)
                                                            -----------------------------------------------------------
Net cash provided by operating activities                         12,522                15,766                9,196

INVESTING ACTIVITIES
Purchases of property and equipment                               (8,763)              (24,670)             (36,508)
Proceeds from disposal of property and
    equipment                                                      2,913                 3,062                  470
Other                                                               (192)                   75                4,255
                                                            -----------------------------------------------------------
Net cash used in investing activities                             (6,042)              (21,533)             (31,783)

FINANCING ACTIVITIES
Proceeds from long-term debt                                       2,734                16,940               24,402
Payments of long-term debt                                       (11,875)               (7,546)              (2,300)
Net decrease in short-term borrowings                                --                    --                (1,822)
Payments of capital lease obligations                             (1,786)               (1,109)              (1,403)
Proceeds from exercise of stock options                              581                   349                  466
Proceeds from common stock issued under
    stock purchase plan                                               60                    --                   --
                                                            -----------------------------------------------------------
Net cash provided by (used in) financing
    activities                                                   (10,286)                8,634               19,343
                                                            -----------------------------------------------------------
Net increase (decrease) in cash and cash
    equivalents                                                   (3,806)                2,867               (3,244)
Cash and cash equivalents at beginning of year                     3,834                   967                4,211
                                                            -----------------------------------------------------------
Cash and cash equivalents at end of year                      $       28             $   3,834          $       967
                                                            ===========================================================

See accompanying notes.

                             Landair Services, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1996


1.  ACCOUNTING POLICIES

ORGANIZATION

Landair Services, Inc. (the "Company") is a high-service level truckload carrier and contractor to the air cargo industry providing time-definite service in the United States and Canada. Approximately 50% of revenue is derived from both the Company's Truckload operations (common carrier and contract carrier) and Forward Air operations (deferred air freight).

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

OWNERSHIP

The Company was wholly owned by Scott M. Niswonger until November 16, 1993, at which time the initial public offering of the Company's common stock was completed. As of December 31, 1996, Mr. Niswonger continues to be the majority owner of the Company's common stock.

FISCAL YEAR

During fiscal 1994, the Company changed from a 52-53 week year for accounting purposes, with each fiscal year ending on the last Saturday in December, to a fiscal year ending as of the last day of the calendar year. The 1994 fiscal year consisted of 53 weeks.

                             Landair Services, Inc.

1.  ACCOUNTING POLICIES (CONTINUED)

OPERATING REVENUE

Operating revenue and related costs are recognized as of the date shipments are completed. No single customer accounted for more than 10% of operating revenue in 1996, 1995 or 1994.

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INVENTORIES

Inventories of tires, replacement parts, supplies, and fuel for revenue equipment are stated at the lower of cost or market utilizing the FIFO (first-in, first-out) method of determining cost.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation of property and equipment is calculated based upon the cost of the asset, reduced by its estimated salvage value, using the straight-line method over the estimated useful lives as follows:

           Buildings                            30-40 years
           Revenue equipment                    3-7 years
           Other equipment                      3-10 years
           Leasehold improvements               1-15 years

During 1996 and 1995, the Company changed the estimated salvage value and the estimated tire life of certain of its revenue equipment. The changes resulted in a net decrease in depreciation and other operating expenses of $405,000 and $664,000, an increase in net earnings of $251,000 and $385,000 and an increase in earnings per share of $0.04 and $0.06 during fiscal 1996 and 1995, respectively.

The Company capitalized net interest costs of $-0- in 1996, $-0- in 1995 and $328,000 in 1994. Interest payments during 1996, 1995 and 1994 were $3,011,000,
$2,981,000 and $1,730,000, respectively. During 1996, 1995 and 1994, the
Company added to revenue and other equipment $2,417,000, $2,682,000 and $-0- of capital leases, respectively.

                             Landair Services, Inc.

1. ACCOUNTING POLICIES (CONTINUED)

INSURANCE AND CLAIMS ACCRUALS

The primary claims in the Company's business are workers' compensation, property damage and auto liability, and medical benefits. Most of the Company's insurance coverage provides for self-insurance levels with primary and excess coverage which management believes is sufficient to adequately protect the Company from catastrophic claims. The Company self-insures the per occurrence deductible for workers' compensation, property damage and auto liability, and medical benefits. In the opinion of management, adequate provision has been made for all incurred claims up to the self-insured limits.

INCOME TAXES

Income taxes have been provided using the liability method in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 109, Accounting for Income Taxes.

NET INCOME PER SHARE

Net income per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents consist of outstanding stock options and have been included in the calculation of net income per share using the treasury stock method.

STOCK OPTIONS

The Company grants options for a fixed number of shares to employees and outside directors with an exercise price equal to the fair value of the shares at the grant date. The Company accounts for stock option grants in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants.


2.  CREDIT ARRANGEMENTS

The Company has a $15 million line of credit agreement with a Tennessee bank which expires in May 1998. Advances outstanding under the line bear interest at the bank's base rate less 1.0% (7.25% and 7.5% at December 31, 1996 and 1995, respectively) and are collateralized primarily by accounts receivable. The agreement contains, among other things, restrictions that do not allow the payment of dividends, and requires the maintenance of certain levels of net worth and other financial ratios. At December 31, 1996, the Company had $1,508,000 outstanding under the line and had utilized $4,485,000 of availability for outstanding letters of credit.

                             Landair Services, Inc.

2.  CREDIT ARRANGEMENTS (CONTINUED)

The Company has equipment loan agreements (the "Equipment Loan Agreements") with two Tennessee banks which permit the Company to borrow up to $31.5 million for the purchase of revenue equipment. Advances outstanding under the Equipment Loan Agreements bear interest at the 30-day LIBOR rate plus 1.45% to 1.6% (6.80% to 6.95% and 7.10% to 7.30% at December 31, 1996 and 1995, respectively). The advances are collateralized by revenue equipment purchased with the proceeds from the Equipment Loan Agreements, and contain restrictions and covenants similar to the line of credit agreement described above. At December 31, 1996, the Company had additional borrowing capacity available of $20,028,000 under the Equipment Loan Agreements (see Note 3).


3.  LONG-TERM DEBT

Long-term debt consists of the following:

                                                                         DECEMBER 31,         DECEMBER 31,
                                                                             1996                 1995
                                                                       ------------------------------------
                                                                                  (In thousands)
Line of credit -- Note 2                                                 $   1,508              $     611
Installment Equipment Loan Agreements -- Note 2                             11,387                 12,856
Installment notes payable with a finance company
     through 1999, including interest at the 30-day
     commercial paper rate plus 1.80% (7.75% and 7.7% at
     December 31, 1996 and 1995, respectively) and
     interest ranging from 6.7% to 7.3%, collateralized
     by revenue equipment                                                   12,025                 15,136
Installment notes payable with a bank through 1999,
     including interest at the bank's base rate less 1.00%
     (7.25% and 7.5% at December 31, 1996 and 1995,
     respectively), collateralized by revenue equipment                        459                  5,892
Other notes payable, including interest ranging from 5.4%
     to 6.9%                                                                   668                    693
                                                                       ------------------------------------
                                                                            26,047                 35,188
Less current portion                                                         7,701                  8,158
                                                                       ------------------------------------
                                                                          $ 18,346               $ 27,030
                                                                       ====================================

                             Landair Services, Inc.

3.  LONG-TERM DEBT (CONTINUED)

Revenue equipment collateralizing these agreements has a carrying value of approximately $27,221,000 and $35,370,000 at December 31, 1996 and December 31, 1995, respectively.

Maturities of long-term debt are as follows (in thousands):

            1997                                     $  7,701
            1998                                       10,664
            1999                                        5,333
            2000                                        1,621
            2001                                          728
         Thereafter                                      --
                                                      -------
                                                      $26,047
                                                      =======

4.  SHAREHOLDERS' EQUITY AND STOCK OPTIONS

Preferred Stock -- The Board of Directors is authorized to issue, at its discretion, up to 5,000,000 shares of preferred stock, par value $.01. The terms and conditions of the preferred shares are to be determined by the Board of Directors. No shares have been issued to date.

Employee Stock Option and Incentive Plan -- The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under Opinion No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

At December 31, 1996, 1995 and 1994, the Company had reserved 1,000,000, 1,000,000 and 600,000 shares of common stock under a Stock Option and Incentive Plan. Options issued under the Plan have eight to ten year terms and vest over a four to five year period.

Pro forma information regarding net income and earnings per share is required by Statement No. 123, which also requires that the information be determined as if the Company has accounted for its employee and non-employee director stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average

                             Landair Services, Inc.

4.  SHAREHOLDERS' EQUITY AND STOCK OPTIONS (CONTINUED)

assumptions for 1996 and 1995, respectively: risk-free interest rates of 6.4% and 5.5%; dividend ratio of zero; volatility factors of the expected market price of the Company's common stock of .4; and a weighted-average expected life of the option of seven years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's employee and non-employee director stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee and non-employee director stock options.

For purposes of pro forma disclosures, the estimated fair value of the employee and non-employee director options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except for earnings per share information):

                                              1996                   1995
                                             ------                 ------
Pro forma net income                         $3,506                 $4,464
Pro forma earnings per share:
     Primary                                 $ 0.59                 $ 0.74
     Fully diluted                           $ 0.59                 $ 0.74

Because Statement No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect will not be fully reflected until 1997.

A summary of the Company's employee stock option activity and related information for the years ended December 31 follows:


                                      1996                           1995                          1994
                                      ----                           ----                          ----
                           OPTIONS   WEIGHTED-AVERAGE      OPTIONS   WEIGHTED-AVERAGE     OPTIONS   WEIGHTED-AVERAGE
                            (000)     EXERCISE PRICE        (000)     EXERCISE PRICE       (000)     EXERCISE PRICE
                           -------   ----------------      --------------------------     --------  ----------------
Outstanding - beginning
   of year                   421           $ 9               507           $ 9              550           $ 7
     Granted                 285            14                --            --               60            18
     Exercised               (83)            7               (53)            7              (81)            6
     Forfeited               (48)           11               (33)           10              (22)            8
                             ---                             ---                            ---
Outstanding - end of year    575           $12               421           $ 9              507           $ 9
                             ===           ===               ===           ===              ===           ===
Exercisable at end of year   199           $10               185           $ 9               84           $ 9
                             ===           ===               ===           ===              ===           ===
Options available for
   grant                     209                             445                             12
                             ===                             ===                            ===
Weighted-average fair
   value of options
   granted during the
   year                      $ 6                            $ --
                             ===                            ====

Exercise prices for options outstanding, as of December 31, 1996, ranged from $5.00 to $18.50.

                             Landair Services, Inc.

4.  SHAREHOLDERS' EQUITY AND STOCK OPTIONS (CONTINUED)

Non-Employee Director Options -- In May 1996, May 1995 and September 1993, options to purchase 22,500, 30,000 and 60,000 shares of common stock, respectively, were granted to the non-employee directors of the Company at option prices of $15.00, $13.625 and $14.00 per share, respectively. The options are exercisable in installments which vest over two-year periods from the date of grant. At December 31, 1996, 60,000 options are outstanding and will expire on September 1, 1998 through May 1, 2006, unless a non-employee director resigns or is not reelected, in which event the options expire 90 days after the option holder is no longer a non-employee director.

Employee Stock Purchase Plan -- The Company implemented an employee stock purchase plan effective January 1, 1996 at which time participating employees became entitled to purchase common stock through payroll deduction of up to 10% of the employee's annual compensation. The issue price of the common stock is equal to the lesser of (1) 85% of market price on the first trading day of the semi-annual enrollment period or (2) 85% of market price on the last trading day of the semi-annual enrollment period. The Company has reserved 300,000 shares of common stock for issuance pursuant to the plan. At December 31, 1996, 6,127 shares had been issued under the Plan.


5.  INCOME TAXES

The provision for income taxes consists of the following:

                                      1996           1995             1994
                                  -------------------------------------------
                                                 (In thousands)
     Current:
          Federal                   $    536       $    275          $ 1,078
          State                          176            198              131
                                  -------------------------------------------
                                         712            473            1,209
     Deferred:
          Federal                      1,538          2,451            1,418
          State                          209            349              417
                                  -------------------------------------------
                                       1,747          2,800            1,835
                                  -------------------------------------------
                                     $ 2,459        $ 3,273          $ 3,044
                                  ===========================================

                             Landair Services, Inc.

5.  INCOME TAXES (CONTINUED)

The historical income tax expense differs from the amounts computed by applying the federal statutory rate of 34% to income before income taxes as follows:

                                                       1996           1995             1994
                                                    ------------------------------------------
                                                                 (In thousands)
     Tax expense at the statutory rate               $ 2,189         $ 2,649          $ 2,401
     State income taxes, net of federal benefit          177             230              326
     Meals and entertainment                              93             316              309
     Other                                                --              78                8
                                                    ------------------------------------------
                                                     $ 2,459         $ 3,273          $ 3,044
                                                    ==========================================

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31 are as follows:


                                                           1996                    1995
                                                     ----------------------------------------
                                                                  (In thousands)
    Deferred tax liabilities:
       Tax over book depreciation                       $  10,820                $  8,242
       Prepaid expenses deductible when paid                1,048                     994
       Other                                                  349                     236
                                                     ----------------------------------------
   Total deferred tax liabilities                          12,217                   9,472
   Deferred tax assets:
       Accrued expenses                                     1,981                   1,423
       Alternative minimum tax                              1,708                   1,109
       Net operating loss carryforward                      1,134                   1,388
       Allowance for doubtful accounts                        152                      82
       Other                                                   25                      --
                                                     ----------------------------------------
   Total deferred tax assets                                5,000                   4,002
                                                     ----------------------------------------
   Net deferred tax liabilities                         $   7,217                $  5,470
                                                     ========================================

Management believes that the deferred tax assets will ultimately be realized. Management's conclusion is based on future taxable income that will result from the reversal of the existing temporary differences. Additionally, management expects future taxable income from operations, exclusive of the reversal of temporary differences.

                             Landair Services, Inc.

5.  INCOME TAXES (CONTINUED)

The balance sheet classification of deferred income taxes is as follows:


                                       DECEMBER 31,            DECEMBER 31,
                                           1996                    1995
                                     ----------------------------------------
                                                  (In thousands)
   Current assets                       $ (1,085)               $    (352)
   Noncurrent liabilities                  8,302                    5,822
                                     ----------------------------------------
                                        $  7,217                 $  5,470
                                     ========================================

Total income tax payments, net of refunds, during fiscal 1996, 1995 and 1994 were $(162,000), $898,000 and $1,833,000, respectively. At December 31, 1996, the Company had net operating loss carryforwards of $3,094,000 for income tax purposes that expire in 2011.


6.  LOSS ON SALE AND WINDING DOWN OF REFRIGERATED OPERATIONS

On October 11, 1994, the Company committed itself to a plan to dispose of its refrigerated trucking operations. On January 11, 1995, the Company completed the disposal to US 1 Industries, Inc. ("US 1 Industries") for consideration of $250,000. The Company has accounted for the disposal of the refrigerated trucking operations in accordance with AICPA Interpretation 1 of APB Opinion No. 30, Illustration of the Application of APB Opinion No. 30. (Interpretation 1 was subsequently superseded on a prospective basis on November 17, 1994 by consensus of the Emerging Issues Task Force.) The pre-tax operating losses of the refrigerated operations subsequent to October 11, 1994, plus related costs to dispose of the operations, less the net proceeds from the sale, totaled $805,000 and have been presented in the accompanying statement of income as loss on sale and winding down of refrigerated operations. The operating revenue of the refrigerated operations totaled $8,203,000 for the period from December 26, 1993 through October 11, 1994.


7.  LEASES

During October 1993, the Company entered into a capital lease agreement (with a bargain purchase option) with the Director of Development of the State of Ohio for the construction of a terminal facility located in Columbus, Ohio. To fund the construction of the new facility, the State of Ohio sold revenue bonds in the amount of $6,280,000. The amounts due under the lease have been included in capital lease obligations. The Company is responsible for all taxes, assessments, and other costs of ownership under the lease agreement. The lease also requires, among other things, restrictions on the payment of dividends and the maintenance of certain levels

                            Landair Services, Inc.

7.  LEASES (CONTINUED)

of net worth and other financial ratios. Amounts due under the lease agreement are guaranteed by the Company's majority shareholder.

The Company leases certain revenue and other equipment under capital leases. These leases expire in various years through 1999. Certain of the revenue equipment leases contain guarantees of residual values which have been included in minimum lease payments.

Property and equipment include the following amounts for leases that have been capitalized:

                                       DECEMBER 31,            DECEMBER 31,
                                           1996                    1995
                                     ----------------------------------------
                                                  (In thousands)
   Land                                 $  2,605                 $  2,605
   Building                                3,675                    3,675
   Revenue equipment                       5,465                    5,459
   Other equipment                         2,417                       --
                                      ---------------------------------------
                                          14,162                   11,739
   Less accumulated amortization           2,561                    1,598
                                      ---------------------------------------
                                        $ 11,601                 $ 10,141
                                      =======================================


Amortization of leased assets is included in depreciation and amortization expense.

The Company also leases certain facilities and revenue equipment under noncancelable operating leases that expire in various years through 2006. Certain of these leases may be renewed for periods varying from one to ten years.

Included in operating leases is one terminal facility leased from a company wholly-owned by the Company's majority shareholder which expires in January 1998, and two terminal facilities leased from the Company's majority shareholder under operating leases which expired in August 1994 and January 1995, respectively. Also included in operating leases is an aircraft leased, under a dry lease agreement, from the Company's majority shareholder which expires in July 1997 and may be renewed for an additional one year period. The total net amount of rent expense for these leases was $180,000, $84,000 and $267,000 in 1996, 1995 and 1994, respectively.

                             Landair Services, Inc.

7.  LEASES (CONTINUED)

Future minimum rental payments under capital leases and noncancelable operating leases with initial terms of one year or more consisted of the following at December 31:

                                                                CAPITAL     OPERATING
                                                                 LEASES      LEASES
                                                                ---------------------
         FISCAL YEAR                                               (In thousands)
         -----------
             1997                                               $  2,480     $ 5,519
             1998                                                  4,481       3,864
             1999                                                    845       2,365
             2000                                                    699         935
             2001                                                    700         429
         Thereafter                                                4,608         311
                                                                --------     -------
         Total minimum lease payments                             13,813     $13,423
                                                                             =======
         Amounts representing interest                            (3,268)
                                                                --------
         Present value of net minimum lease payments
             (including current portion of $1,797)              $ 10,545
                                                                ========


8.  COMMITMENTS AND CONTINGENCIES

The Company is, from time to time, a party to litigation arising in the normal course of its business, most of which involves claims for personal injury and property damage incurred in connection with the transportation of freight. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on the financial condition or results of operations of the Company.


9.  EMPLOYEE BENEFIT PLAN

Effective July 1, 1994, the Company adopted a retirement savings plan (the "401(k) Plan"). The 401(k) Plan is a defined contribution plan whereby employees who have completed one year of service, a minimum of 1,000 hours of service, and are age 21 or older are eligible to participate. The 401(k) Plan allows eligible employees to make contributions of 2% to 10% of their annual compensation. Employer contributions are made at 25% of the employee's contribution up to a maximum of 4% of total annual compensation. Employer contributions vest 20% after two years of service and continue vesting 20% per year until fully vested. The Company's matching contribution for fiscal 1996, 1995 and 1994 was approximately $131,000, $119,000 and $65,000, respectively.

                             Landair Services, Inc.

10.  FINANCIAL INSTRUMENTS

Off Balance Sheet Risk

At December 31, 1996, the Company had letters of credit outstanding totaling $4,485,000, all of which guarantee obligations carried on the balance sheet.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and trade accounts receivable. The Company does not generally require collateral from its customers. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company's customer base and their dispersion across many different industries.

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

         Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

         Accounts receivable and accounts payable: The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair value.

         Long-and short-term debt: The carrying amounts of the Company's borrowings under its revolving credit arrangement approximates fair value. The fair value of the Company's long-term debt and capital lease obligations is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

                             Landair Services, Inc.

10.  FINANCIAL INSTRUMENTS (CONTINUED)

The carrying amounts and fair values of the Company's financial instruments are as follows:

                                                          1996                                   1995
                                              ---------------------------            -----------------------------
                                              CARRYING             FAIR              CARRYING               FAIR
                                               AMOUNT              VALUE              AMOUNT               VALUE
                                              ---------------------------            -----------------------------
                                                                    (In thousands)
Cash and cash equivalents                      $    28            $    28             $ 3,834              $ 3,834
Accounts receivable                             23,671             23,671              17,788               17,788
Accounts payable                                 5,525              5,525               5,074                5,074
Long-term debt and capital lease
   obligations                                  36,592             36,592              45,102               45,102


11.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 1996 and December 31, 1995:


                                                                           1996
                                  ------------------------------------------------------------------------------
                                     MARCH 31           JUNE 30             SEPTEMBER 30           DECEMBER 31
                                  ------------------------------------------------------------------------------
                                                          (In thousands, except per share data)
Operating revenue                    $36,979            $38,893                $39,295                $41,931
Income from operations                 1,666              2,703                  2,126                  2,846
Net income                               531              1,199                    887                  1,362
Net income per common share:
      Primary                            .09                .20                    .15                    .23
      Fully diluted                      .09                .20                    .15                    .23


                                                                           1995
                                  ------------------------------------------------------------------------------
                                     MARCH 31           JUNE 30             SEPTEMBER 30           DECEMBER 31
                                  ------------------------------------------------------------------------------
Operating revenue                    $35,744             $36,445               $37,451                $38,443
Income from operations                 1,841               2,771                 2,813                  3,076
Net income                               676               1,264                 1,180                  1,397
Net income per common share:
      Primary                            .11                 .21                   .20                    .23
      Fully diluted                      .11                 .21                   .20                    .23

                             Landair Services, Inc.

                Schedule II -- Valuation and Qualifying Accounts

                 COL. A                       COL. B                      COL. C                 COL. D            COL. E
------------------------------------------------------------------------------------------------------------------------------
                                                                         ADDITIONS
                                                               ----------------------------
                                                                 (1)               (2)
                                                               CHARGED           CHARGED
                                             BALANCE AT        TO COSTS          TO OTHER                         BALANCE AT
                                             BEGINNING            AND            ACCOUNT-       DEDUCTIONS-         END OF
               DESCRIPTION                   OF PERIOD         EXPENSES          DESCRIBE        DESCRIBE           PERIOD
------------------------------------------------------------------------------------------------------------------------------
                                                                                    (In thousands)
Fiscal year ended December 31, 1996:
      Allowance for doubtful accounts          $  292           $  540            $  --          $ 417(1)           $  415

Fiscal year ended December 31, 1995:
      Allowance for doubtful accounts             394              445               --            547(1)              292

Fiscal year ended December 31, 1994:
      Allowance for doubtful accounts             144              290               --             40(1)              394


(1) Uncollectible accounts written off, net of recoveries.

                                  EXHIBIT INDEX

                                                                              Exhibit No. in
 Exhibit No. Under                                                            Document Where
    Item 601 of                                                               Incorporated by
  Regulation S-K                                                                 Reference
 -----------------                                                            ---------------
       a 3.1        -        Restated Charter of the registrant                      3.1

       a 3.2        -        Bylaws of the registrant, as amended                    3.2

       a 4          -        Specimen of Stock Certificate                           4.1

      e 10.1        -        Registrant's Restated Employee Stock
                             Purchase Plan                                           10

      d 10.2        -        Registrant's Amended and Restated
                             Stock Option and Incentive Plan                         10.1

    a,g 10.3        -        Form of registrant's Director Stock Option              10.3
                             Agreement

      a 10.4        -        Lease Agreement, dated July 27, 1981,                   10.18
                             between the Greeneville-Greene County
                             Airport Authority and General Aviation
                             of Tennessee, Inc., as assumed by the
                             registrant by agreement, dated May 10,
                             1988

      a 10.5        -        Assignment, Assumption and Release                      10.19
                             Agreement, dated May 10, 1988,
                             between Greeneville-Greene County
                             Airport, General Aviation, Inc., and
                             the registrant

      a 10.6        -        Air Carrier Certificate, effective                      10.21
                             September 9, 1993

      b 10.7        -        Lease between the Director of                           10.24
                             Development of the State of Ohio and
                             the registrant dated as of October 1,
                             1993


      c 10.8        -        $5,062,250 Term Loan and Security                       10.25
                             Agreement, dated as of July 13, 1994,
                             among Third National Bank in
                             Nashville, the registrant and Landair
                             Transport, Inc.

      c 10.9        -        $5,062,250 Term Promissory Note,                        10.26
                             dated July 13, 1994, among Third
                             National Bank in Nashville, the
                             registrant and Landair Transport, Inc.

      c 10.10       -        $5,500,000 Line of Credit Loan                          10.27
                             Agreement, dated as of October 17,
                             1994, among First Tennessee Bank
                             National Association, the registrant,
                             and each of its subsidiaries

      c 10.11       -        $11,152,000 Equipment Loan                              10.30
                             Agreement, dated as of October 17,
                             1994, among First Tennessee Bank
                             National Association, the registrant,
                             Landair Transport, Inc. and Landair
                             International Airlines, Inc.

      c 10.12       -        First Amendment to Loan and Security                    10.33
                             Agreements, dated as of October
                             20, 1994, among First Tennessee Bank
                             National Association, the registrant,
                             Landair Transport, Inc. and Landair
                             International Airlines, Inc.

      c 10.13       -        Second Amendment to Loan and                            10.35
                             Security Agreements, dated as of
                             December 23, 1994, among First
                             Tennessee Bank National Association,
                             the registrant, Landair Transport, Inc.
                             and Landair International Airlines, Inc.

    d,g 10.14       -        Registrant's Non-Employee Director                      10.2
                             Stock Option Plan


      d 10.15       -        Third Amendment to Loan and Security                    10.3
                             Agreements, dated as of May 24, 1995,
                             among First Tennessee Bank National
                             Association, the registrant, Landair
                             Transport, Inc. and Landair
                             International Airlines, Inc.

      d 10.16       -        First Amendment to Line of Credit                       10.4
                             Loan Agreement and to Amended and
                             Restated Security Agreement, dated as of
                             May 31, 1995, among First
                             Tennessee Bank National Association,
                             the registrant, and each of its Tennessee
                             subsidiaries

      d 10.17       -        $15,000,000 Restated, Amended and                       10.5
                             Replacement Promissory Note (Line
                             of Credit), dated as of May 31, 1995,
                             between the registrant and First
                             Tennessee Bank
                             National Association

      d 10.18       -        $15,000,000 Restated, Amended and                       10.6
                             Replacement Promissory Note,
                             (Equipment Loan) dated as
                             of May 31, 1995, between the
                             registrant and First Tennessee Bank
                             National Association

      d 10.19       -        Fourth Amendment to Loan and                            10.7
                             Security Agreements, dated as of May
                             31, 1995, among First Tennessee
                             Bank National Association, the
                             registrant, Landair Transport, Inc. and
                             Landair International Airlines, Inc.

      d 10.20       -        Term Loan and Security Agreement,                       10.8
                             dated as of June 16, 1995, between
                             Third National Bank in Nashville,
                             the registrant and Landair Transport,
                             Inc.


      d 10.21       -        $4,118,700 Promissory Note, dated                       10.9
                             July 3, 1995, between the registrant,
                             Landair Transport, Inc. and Third
                             National Bank in Nashville

      d 10.22       -        First Amendment to Term Loan and                        10.10
                             Security Agreement, dated as of June
                             16, 1995, among Third National Bank
                             in Nashville, the registrant and Landair
                             Transport, Inc.

      f 11          -        Computation of per share earnings

      f 21          -        Subsidiaries of the registrant

      f 23          -        Consent of Ernst & Young LLP

      f 27          -        Financial Data Schedule (Electronic Filing Only)

       aFiled as an exhibit to the registrant's Registration Statement of Form S-1, filed with the Commission on September 27, 1993.

       bFiled as an exhibit to the registrant's Annual Report on Form
        10-K for the fiscal year ended December 25, 1993, filed with the Commission on March 25, 1994.

       cFiled as an exhibit to the registrant's Annual Report on Form
        10-K for the fiscal year ended December 31, 1994, filed with the Commission on March 31, 1995.

       dFiled as an exhibit to the registrant's Quarterly Report on Form
        10-Q for the quarterly period ended June 30, 1995, filed with the Commission on August 14, 1995.

       eFiled as an exhibit to the registrant's Quarterly Report on Form
        10-Q for the quarterly period ended September 30, 1995, filed with the Commission on November 14, 1995.

       fFiled herewith.

       gManagement contract or compensatory plan.