Form 10-Q
period 1997-03-31
LANDAIR SERVICES INC
filed 1997-05-14
CIK 912728

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 1997
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

                       YES    X            NO
                           -------            -------



The number of shares outstanding of the registrant's common stock, $.01 par value, as of May 9, 1997 was 5,952,880.

                                TABLE OF CONTENTS

                             LANDAIR SERVICES, INC.

                                                                           Page
                                                                          Number
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets -
              March 31, 1997 and December 31, 1996                          3

         Condensed Consolidated Statements of Income - Three month
              periods ended March 31, 1997
              and March 31, 1996                                            4

         Condensed Consolidated Statements of Cash Flows - Three month periods ended March 31, 1997 and
              March 31, 1996                                                5

         Notes to Condensed Consolidated Financial Statements -
              March 31, 1997                                                6

ITEM 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                 8

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                 10

ITEM 2.  Changes in Securities                                             10

ITEM 3.  Defaults Upon Senior Securities                                   10

ITEM 4.  Submission of Matters to a Vote of Security Holders               10

ITEM 5.  Other Information                                                 10

ITEM 6.  Exhibits and Reports on Form 8-K                                  10

SIGNATURES                                                                 11

EXHIBIT INDEX                                                              12

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                             LANDAIR SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                                    March 31,         December 31,
                                                                                      1997                1996
                                                                                 ------------------------------------
                                                                                    (Unaudited)          (Note)
                                                                                  (In thousands, except share data)
ASSETS

Current assets:
    Cash and cash equivalents                                                       $        538       $         28
    Accounts receivable, less allowance of $560 in 1997 and $415 in 1996                  23,367             23,671
    Other current assets                                                                   4,904              4,505
                                                                                 ------------------------------------
Total current assets                                                                      28,809             28,204

Property and equipment                                                                   102,196             97,445
Less accumulated depreciation and amortization                                            29,637             27,166
                                                                                 ------------------------------------
                                                                                          72,559             70,279

Other assets                                                                                 614                591
                                                                                 ------------------------------------

Total assets                                                                          $  101,982        $    99,074
                                                                                 ====================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                 $     4,280         $    5,525
    Accrued expenses                                                                       8,170              7,391
    Current portion of long-term debt                                                      8,693              7,701
    Current portion of capital lease obligations                                           2,022              1,797
                                                                                  ------------------------------------
Total current liabilities                                                                 23,165             22,414

Long-term debt, less current portion                                                      20,502             18,346
Capital lease obligations, less current portion                                            7,678              8,748
Deferred income taxes                                                                      8,602              8,302

Shareholders' equity:
    Preferred stock                                                                           --                 --
    Common stock, $.01 par value;
       Authorized shares - 20,000,000
       Issued and outstanding shares - 5,952,880 in 1997 and 1996                             60                 60
      Additional paid-in capital                                                          26,202             26,202
      Retained earnings                                                                   15,773             15,002
                                                                                 ------------------------------------
Total shareholders' equity                                                                42,035             41,264
                                                                                 ------------------------------------
Total liabilities and shareholders' equity                                            $  101,982          $  99,074
                                                                                 ====================================


Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date, but does not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                             LANDAIR SERVICES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                                    Three month periods ended
                                                      --------------------------------------------------------
                                                             March 31, 1997               March 31, 1996
                                                      --------------------------------------------------------
                                                                  (In thousands, except per share data)
Operating revenue                                                $   41,005                    $  36,979

Operating expenses:
     Purchased transportation                                        13,899                       12,298
     Salaries, wages, and employee benefits                          11,669                       10,375
     Fuel and fuel taxes                                              2,583                        2,765
     Operating leases                                                 1,481                        1,298
     Depreciation and amortization                                    2,559                        2,612
     Insurance and claims                                             2,512                        1,797
     Other operating expenses                                         4,380                        4,168
                                                      --------------------------------------------------------
                                                                     39,083                       35,313

Income from operations                                                1,922                        1,666

Other income (expense):
     Interest expense                                                  (681)                        (806)
     Other, net                                                          30                           10
                                                      --------------------------------------------------------
                                                                       (651)                        (796)

Income before income taxes                                            1,271                          870
Income taxes                                                            500                          339
                                                      --------------------------------------------------------
Net income                                                      $       771                  $       531
                                                      ========================================================

Net income per share:
     Primary                                                   $        .13                 $        .09
                                                      ========================================================
     Fully diluted                                             $        .13                 $        .09
                                                      ========================================================
Dividends declared per share                                             --                           --
                                                      ========================================================


See notes to condensed consolidated financial statements.

                             LANDAIR SERVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Three month periods ended
                                                              --------------------------------------------
                                                                 March 31,                   March 31,
                                                                   1997                        1996
                                                              ---------------            -----------------
                                                                            (In thousands)
Cash from operations                                              $  3,091                  $    1,752

Investing activities:
Proceeds from disposal of property and equipment                       106                         520
Purchases of property and equipment                                 (4,967)                     (1,705)
Other                                                                  (23)                         (1)
                                                              ---------------            -----------------
                                                                     4,884                      (1,186)

Financing activities:
Proceeds from long-term debt                                         4,990                       1,479
Payments of long-term debt                                          (1,842)                     (5,995)
Payments of capital lease obligations                                 (845)                       (271)
Proceeds from exercise of stock options                                 --                         413
                                                              ---------------            -----------------
                                                                     2,303                      (4,374)
                                                              ---------------            -----------------

Increase (decrease) in cash and cash equivalents                 $     510                  $   (3,808)
                                                              ===============            =================


See notes to condensed consolidated financial statements.

                             LANDAIR SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 1997

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Landair Services, Inc. annual report on Form 10-K for the year ended December 31, 1996.

NOTE 2 - NET INCOME PER SHARE

Net income per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents consist of outstanding stock options and have been included in the calculation of net income per share using the treasury stock method. See Note 6.

NOTE 3 - INCOME TAXES

For the three month periods ended March 31, 1997 and March 31, 1996, the effective income tax rate varied from the statutory federal income tax rate of 34% primarily due to the effect of state income taxes, net of the federal benefit, and permanent differences.

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

NOTE 5 - CHANGE IN ACCOUNTING ESTIMATE

Effective July 1, 1996, the Company changed the estimated useful life of tires in service to reflect the increased warranty periods provided by the tire manufacturers. The change resulted in a decrease in other expenses of $140,000, an increase in net earnings of $87,000 and an increase in earnings per share of $0.01 for the three month period ended March 31, 1997.

NOTE 6 - ADOPTION OF NEW ACCOUNTING RULES

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the first quarters ended March 31, 1997 and March 31, 1996 is not expected to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth expenses as a percentage of operating revenue for the periods indicated.

                                                      Three month periods ended
                                           -------------------------------------------
                                              March 31, 1997         March 31, 1996
                                           -------------------------------------------
Operating revenue                                     100.0%                 100.0%
Operating expenses:
       Purchased transportation                        33.9                   33.2
       Salaries, wages, and employee
          benefits                                     28.5                   28.1
       Fuel and fuel taxes                              6.3                    7.5
       Operating leases                                 3.6                    3.5
       Depreciation and amortization                    6.2                    7.1
       Insurance and claims                             6.1                    4.9
       Other operating expenses                        10.7                   11.2
                                           -------------------------------------------
                                                       95.3                   95.5
Income from operations                                  4.7                    4.5
Other income (expense):
       Interest expense                                (1.7)                  (2.2)
       Other, net                                       0.1                     --
                                           -------------------------------------------
                                                       (1.6)                  (2.2)
                                           -------------------------------------------
Income before income taxes                              3.1                    2.3
Income taxes                                            1.2                    0.9
                                           -------------------------------------------
Net income                                              1.9%                   1.4%
                                           ===========================================


Results of Operations

Operating revenue increased by $4.0 million, or 11%, to $41.0 million in the first quarter of 1997 from $37.0 million in 1996. The increase in operating revenue is primarily attributable to additional volume from the Company's Forward Air operations, which increased 25% during the first quarter of 1997 compared to the prior-year period.

The operating ratio (operating expenses as a percent of operating revenue) for the three month period ended March 31, 1997 was 95.3% compared to 95.5% for the respective period in 1996. Except as explained below, operating expenses in the aggregate generally reflect increases proportionate to the increased level of operations.

The components of operating expenses fluctuate between periods primarily because of the ratio of owner-operators to Company-operated equipment.

Insurance and claims were 6.1% of operating revenue for the three month period ended March 31, 1997, compared to 4.9% for the same period in 1996. The increase in costs during 1997 is due primarily to an increase in the frequency and severity of accidents coupled with increased estimated liability related to claims incurred in prior years.

See Note 5 to the Condensed Consolidated Financial Statements for the current year financial impact of a change in the estimated useful life of tires in service.

Interest expense was $681,000 for the three month period ended March 31, 1997, compared to $806,000 for the same period in 1996. The decrease in interest costs during 1997 is due to lower average net borrowings in 1997.

The effective tax rate for the first quarter of 1997 was 39% compared to 38% for the same period in 1996.

Liquidity and Sources of Capital

Cash flows from operations were $3.1 million for the first three months of 1997 compared with $1.8 million in the same period of 1996. The $1.3 million increase in cash flows from operations was attributable to increased business volumes and collection of accounts receivable in working capital accounts.

Management believes available borrowing under existing lines of credit, future borrowing under installment notes for revenue equipment, and cash generated by operations will be sufficient to fund the Company's cash needs and anticipated capital expenditures over the near term.

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

(b) Reports on Form 8-K - The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                         Landair Services, Inc.



Date:  May 14, 1997                      By:  /s/ Edward W. Cook
                                              -----------------------------
                                              Edward W. Cook
                                              Chief Financial Officer
                                              and Senior Vice President

                         EXHIBIT INDEX

 Exhibit
 Number                                       Exhibit
 -------
    10.1   Second Amendment to Line of Credit Loan Agreement and to Amended and
           Restated Security Agreement, dated as of January 28, 1997, among First
           Tennessee Bank National Association, the registrant, Landair Transport,
           Inc., Landair International Airlines, Inc., Transportation Properties, Inc.,
           and Forward Air, Inc.

    10.2   $15,000,000 Restated, Amended and Replacement Promissory Note (Line of
           Credit), dated as of January 28, 1997, among the registrant, Landair
           Transport, Inc., Landair International Airlines, Inc., Transportation
           Properties, Inc., Forward Air, Inc. and First Tennessee Bank National
           Association

    11     Statement Re:  Computation of Per Share Earnings

    27     Financial Data Schedule (Electronic Filing Only)