Form 10-Q
period 1997-06-30
LANDAIR SERVICES INC
filed 1997-08-13
CIK 912728

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 1997
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

                           YES    X            NO
                               -------            --------



The number of shares outstanding of the registrant's common stock, $.01 par value, as of August 5, 1997 was 5,959,186.

                                TABLE OF CONTENTS

                             LANDAIR SERVICES, INC.

                                                                              Page
                                                                             Number
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets -
              June 30, 1997 and December 31, 1996                              3

         Condensed Consolidated Statements of Income -
             Three months ended June 30, 1997 and 1996;
             Six months ended June 30, 1997 and 1996                           4

         Condensed Consolidated Statements of Cash Flows -
             Six months ended June 30, 1997 and 1996                           5

         Notes to Condensed Consolidated Financial Statements -
              June 30, 1997                                                    6

ITEM 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                    8

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                    10

ITEM 2.  Changes in Securities                                                10

ITEM 3.  Defaults Upon Senior Securities                                      10

ITEM 4.  Submission of Matters to a Vote of Security Holders                  10

ITEM 5.  Other Information                                                    11

ITEM 6.  Exhibits and Reports on Form 8-K                                     11

SIGNATURES                                                                    12

EXHIBIT INDEX                                                                 13

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                             LANDAIR SERVICES, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                   June 30,       December 31,
                                                                                     1997            1996
                                                                                --------------------------------
                                                                                  (Unaudited)          (Note)
                                                                                (In thousands, except share data)
ASSETS
Current assets:
    Cash and cash equivalents                                                      $     99          $    28
    Accounts receivable, less allowance of $688 in 1997 and $415 in 1996             24,458           23,671
    Other current assets                                                              4,749            4,505
                                                                                --------------------------------
Total current assets                                                                 29,306           28,204

Property and equipment                                                              102,226           97,445
Less accumulated depreciation and amortization                                       31,266           27,166
                                                                                --------------------------------
                                                                                     70,960           70,279

Other assets                                                                            617              591
                                                                                --------------------------------

Total assets                                                                       $100,883          $99,074
                                                                                ================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                               $  3,657          $ 5,525
    Accrued expenses                                                                 10,227            7,391
    Current portion of long-term debt                                                10,079            7,701
    Current portion of capital lease obligations                                      2,054            1,797
                                                                                --------------------------------
Total current liabilities                                                            26,017           22,414

Long-term debt, less current portion                                                 14,213           18,346
Capital lease obligations, less current portion                                       7,271            8,748
Deferred income taxes                                                                 9,348            8,302

Shareholders' equity:
    Preferred stock                                                                    --               --
    Common stock, $.01 par value;
       Authorized shares - 20,000,000
       Issued and outstanding shares - 5,959,186 in 1997 and 5,952,880 in                60               60
         1996
      Additional paid-in capital                                                     26,257           26,202
      Retained earnings                                                              17,717           15,002
                                                                                --------------------------------
Total shareholders' equity                                                           44,034           41,264
                                                                                --------------------------------
Total liabilities and shareholders' equity                                         $100,883          $99,074
                                                                                ================================


Note: The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date, but does not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                             LANDAIR SERVICES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)

                                                            Three months ended                     Six months ended
                                                     -------------------------------       -------------------------------
                                                        June 30,          June 30,           June 30,          June 30,
                                                         1997              1996                1997              1996
                                                     -------------------------------       -------------------------------
                                                                     (In thousands, except per share data)
Operating revenue                                      $ 45,502           $ 38,893           $ 86,507           $ 75,872

Operating expenses:
       Purchased transportation                          14,376             12,544             28,275             24,842
       Salaries, wages, and employee benefits            12,977             10,612             24,646             20,987
       Depreciation and amortization                      2,744              2,610              5,303              5,222
       Fuel and fuel taxes                                2,711              2,837              5,294              5,602
       Insurance and claims                               2,463              1,916              4,975              3,713
       Operating leases                                   1,496              1,473              2,977              2,771
       Other operating expenses                           4,731              4,198              9,111              8,366
                                                     -------------------------------       -------------------------------
                                                         41,498             36,190             80,581             71,503

Income from operations                                    4,004              2,703              5,926              4,369

Other income (expense):
       Interest expense                                    (658)              (788)            (1,339)            (1,594)
       Other, net                                          (159)                16               (129)                26
                                                     -------------------------------       -------------------------------
                                                           (817)              (772)            (1,468)            (1,568)

Income before income taxes                                3,187              1,931              4,458              2,801
Income taxes                                              1,243                732              1,743              1,071
                                                     -------------------------------       -------------------------------
Net income                                             $  1,944           $  1,199           $  2,715           $  1,730
                                                     ===============================       ===============================

Net income per share:
       Primary                                         $    .32           $    .20           $    .45           $    .29
                                                     ===============================       ===============================
       Fully diluted                                   $    .32           $    .20           $    .44           $    .29
                                                     ===============================       ===============================
Dividends declared per share                           $   --             $   --             $   --             $   --
                                                     ===============================       ===============================


See notes to condensed consolidated financial statements.

                             LANDAIR SERVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                              Six months ended
                                                       -------------------------------
                                                       June 30, 1997     June 30, 1996
                                                       -------------     -------------
                                                               (In thousands)
Cash from operations                                      $ 9,233           $ 4,838

Investing activities:
Proceeds from disposal of property and equipment              804               894
Purchases of property and equipment                        (7,020)           (4,012)
Other                                                         (26)             (147)
                                                       -------------     -------------
                                                           (6,242)           (3,265)

Financing activities:
Proceeds from long-term debt                                1,769             1,479
Payments of long-term debt                                 (3,524)           (6,563)
Payments of capital lease obligations                      (1,220)             (876)
Common Stock issued under Stock Purchase Plan                  55              --
Proceeds from exercise of stock options                      --                 579
                                                       -------------     -------------
                                                           (2,920)           (5,381)
                                                       -------------     -------------

Increase (decrease) in cash and cash equivalents          $    71           $(3,808)
                                                       =============     =============


See notes to condensed consolidated financial statements.

                             LANDAIR SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 1997

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Landair Services, Inc. annual report on Form 10-K for the year ended December 31, 1996.

NOTE 2 - NET INCOME PER SHARE

Net income per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents consist of outstanding stock options and have been included in the calculation of net income per share using the treasury stock method. See Note 6.

NOTE 3 - INCOME TAXES

For the three months and six months ended June 30, 1997 and 1996, the effective income tax rate varied from the statutory federal income tax rate of 34% primarily due to the effect of state income taxes, net of the federal benefit, and permanent differences.

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

NOTE 5 - CHANGE IN ACCOUNTING ESTIMATE

Effective July 1, 1996, the Company changed the estimated useful life of tires in service to reflect the increased warranty periods provided by the tire manufacturers. The change resulted in a decrease in other expenses of $140,000 and $280,000, an increase in net earnings of $85,000 and $171,000 and an increase in earnings per share of $0.01 and $0.03 for the three months and six months ended June 30, 1997, respectively.

NOTE 6 - ADOPTION OF NEW ACCOUNTING RULES

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for the three months and six months ended June 30, 1997 and 1996 is not expected to be material.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth expenses as a percentage of operating revenue for the periods indicated.

                                                  Three months ended                  Six months ended
                                           --------------------------------   --------------------------------
                                           June 30, 1997      June 30, 1996   June 30, 1997      June 30, 1996
                                           --------------------------------   --------------------------------
Operating revenue                               100.0%           100.0%           100.0%           100.0%
Operating expenses:
       Purchased transportation                  31.6             32.3             32.7             32.7
       Salaries, wages, and employee
          benefits                               28.5             27.3             28.5             27.7
       Depreciation and amortization              6.0              6.7              6.1              6.9
       Fuel and fuel taxes                        6.0              7.3              6.1              7.4
       Insurance and claims                       5.4              4.9              5.8              4.9
       Operating leases                           3.3              3.8              3.4              3.6
       Other operating expenses                  10.4             10.8             10.5             11.0
                                           --------------------------------   --------------------------------
                                                 91.2             93.1             93.1             94.2
Income from operations                            8.8              6.9              6.9              5.8
Other income (expense):
       Interest expense                          (1.4)            (2.0)            (1.5)            (2.1)
       Other, net                                (0.4)             0.0             (0.2)             0.0
                                           --------------------------------   --------------------------------
                                                 (1.8)            (2.0)            (1.7)            (2.1)
                                           --------------------------------   --------------------------------
Income before income taxes                        7.0              4.9              5.2              3.7
Income taxes                                      2.7              1.8              2.1              1.4
                                           --------------------------------   --------------------------------
Net income                                        4.3%             3.1%             3.1%             2.3%
                                           ================================   ================================



Results of Operations

Operating revenue increased by $6.6 million, or 17%, to $45.5 million in the second quarter of 1997 from $38.9 million in 1996. For the first six months of 1997, operating revenue of $86.5 million was $10.6 million, or 14%, higher than the same period of 1996. The increase in operating revenue compared to the prior-year periods is attributable to additional volume from the Company's Forward Air operations, which increased 25% during the second quarter and first six months of 1997, coupled with increased revenue in the Company's Truckload operations, which increased 8% and 4%, respectively, due to improvements in utilization and yield.

The operating ratio (operating expenses as a percentage of operating revenue) for the three months and six months ended June 30, 1997 was 91.2% and 93.1%, respectively, compared to 93.1% and 94.2% for the respective periods in 1996. Except as explained below, operating expenses in the aggregate generally reflect increases proportionate to the increased level of operations.

The components of operating expenses fluctuate between periods primarily because of the ratio of owner-operators to Company-operated equipment.

Insurance and claims were 5.4% and 5.8% of operating revenue for the three months and six months ended June 30, 1997, respectively, compared to 4.9% for the same periods in 1996. The increase in costs during 1997 is due primarily to an increase in the frequency and severity of accidents coupled with increased estimated liability related to claims incurred in prior years.

See Note 5 to the Condensed Consolidated Financial Statements for the current year financial impact of a change in the estimated useful life of tires in service.

Interest expense was $658,000 and $1,339,000, respectively, for the three months and six months ended June 30, 1997, compared to $788,000 and $1,594,000 for the same periods in 1996. The decrease in interest costs during 1997 is due to lower average net borrowings in 1997.

The effective tax rate for the second quarter and first six months of 1997 was 39% compared to 38% for the same periods in 1996.

Liquidity and Sources of Capital

Cash flows from operations were $9.2 million for the first six months of 1997 compared with $4.8 million in the same period of 1996. The $4.4 million increase in cash flows from operations was attributable to increased business volumes and collection of accounts receivable in working capital accounts.

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

Not Applicable


ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

Not Applicable


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on May 20, 1997. Directors were elected at the meeting for a one (1) year term until the annual meeting of shareholders to be held in 1998 following the fiscal year ending December 31, 1997, or until successors shall be duly elected and qualified. The nominees and votes cast with respect to each are as follows:

          Name                               For                     Withheld
          ----                               ---                     --------
     Bruce A. Campbell                    5,592,827                    8,595
     Edward W.  Cook                      5,593,251                    8,171
     James A. Cronin, III                 5,593,266                    8,156
     Robert K. Gray                       5,591,526                    9,896
     Scott M. Niswonger                   5,593,236                    8,186
     Richard H. Roberts                   5,593,236                    8,146

In addition, the shareholders voted in favor of ratification of the appointment of Ernst & Young LLP as the Company's independent auditors for the fiscal year ending December 31, 1997 and the votes as cast are as follows:

                For                     Against                   Abstain
                ---                     -------                   -------
             5,597,437                   1,396                     2,589


ITEM 5.            OTHER INFORMATION

Not Applicable


ITEM 6.            EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included herein:

(a) Exhibits - The response to this portion of Item 6 is submitted as a separate section of this report.

(b) Reports on Form 8-K - The Company did not file any reports on Form 8-K during the three months ended June 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           Landair Services, Inc.



Date:  August 13, 1997                     By:   /s/ Edward W. Cook
                                              ----------------------------
                                                 Edward W. Cook
                                                 Chief Financial Officer
                                                 and Senior Vice President

                                  EXHIBIT INDEX

      Exhibit
      Number                             Exhibit
      -------                            -------
        11            Statement Re:  Computation of Per Share Earnings

        27            Financial Data Schedule (Electronic Filing Only)
