Form 10-Q
period 1997-09-30
LANDAIR SERVICES INC
filed 1997-11-14
CIK 912728

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 1997
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

                        YES  X    NO
                           ----      ----



The number of shares outstanding of the registrant's common stock, $.01 par value, as of November 11, 1997 was 5,994,569.

                                TABLE OF CONTENTS

                             LANDAIR SERVICES, INC.

                                                                              Page
                                                                             Number
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets -
                      September 30, 1997 and December 31, 1996                 3

                  Condensed Consolidated Statements of Income -
                      Three months ended September 30, 1997 and 1996;
                      Nine months ended September 30, 1997 and 1996            4

                  Condensed Consolidated Statements of Cash Flows -
                      Nine months ended September 30, 1997 and 1996            5

                  Notes to Condensed Consolidated Financial Statements -
                      September 30, 1997                                       6

ITEM 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations            8

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                    11

ITEM 2.  Changes in Securities                                                11

ITEM 3.  Defaults Upon Senior Securities                                      11

ITEM 4.  Submission of Matters to a Vote of Security Holders                  11

ITEM 5.  Other Information                                                    11

ITEM 6.  Exhibits and Reports on Form 8-K                                     11

SIGNATURES                                                                    12

EXHIBIT INDEX                                                                 13

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                             LANDAIR SERVICES, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                          September 30,  December 31,
                                                                              1997          1996
                                                                        ================================
                                                                         (Unaudited)          (Note)
                                                                        (In thousands, except share data)
ASSETS

Current assets:
    Cash and cash equivalents                                                $    148      $    28
    Accounts receivable, less allowance of $726 in 1997 and $415 in 1996       27,646       23,671
    Other current assets                                                        5,348        4,505
                                                                             ---------------------
Total current assets                                                           33,142       28,204

Property and equipment                                                        105,010       97,445
Less accumulated depreciation and amortization                                 33,552       27,166
                                                                             ---------------------
                                                                               71,458       70,279

Other assets                                                                      587          591
                                                                             ---------------------

Total assets                                                                 $105,187      $99,074
                                                                             =====================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                         $  4,049      $ 5,525
    Accrued expenses                                                           12,294        7,391
    Current portion of long-term debt                                          10,038        7,701
    Current portion of capital lease obligations                                2,087        1,797
                                                                             ---------------------
Total current liabilities                                                      28,468       22,414

Long-term debt, less current portion                                           12,026       18,346
Capital lease obligations, less current portion                                 6,850        8,748
Deferred income taxes                                                          10,555        8,302

Shareholders' equity:
    Preferred stock                                                              --           --
    Common stock, $.01 par value:
       Authorized shares - 20,000,000
       Issued and outstanding shares - 5,973,486 in 1997 and 5,952,880
       in 1996                                                                     60           60
      Additional paid-in capital                                               26,335       26,202
      Retained earnings                                                        20,893       15,002
                                                                             ---------------------
Total shareholders' equity                                                     47,288       41,264
                                                                             ---------------------
Total liabilities and shareholders' equity                                   $105,187      $99,074
                                                                             =====================



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

                             LANDAIR SERVICES, INC.

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)


                                                     Three months ended             Nine months ended
                                              ------------------------------- ------------------------------
                                              September 30,    September 30,   September 30,   September 30,
                                                 1997             1996           1997             1996
                                              ------------------------------  ------------------------------
                                                            (In thousands, except per share data)
Operating revenue                               $50,456         $39,295        $136,963        $115,167

Operating expenses:
     Purchased transportation                    15,843          12,629          44,118          37,471
     Salaries, wages, and employee benefits      14,086          10,911          38,732          31,898
     Depreciation and amortization                2,815           2,687           8,118           7,909
     Fuel and fuel taxes                          2,846           2,573           8,140           8,175
     Insurance and claims                         2,080           2,440           7,055           6,153
     Operating leases                             1,682           1,603           4,659           4,374
     Other operating expenses                     5,297           4,326          14,408          12,692
                                                --------------------------------------------------------
                                                 44,649          37,169         125,230         108,672

Income from operations                            5,807           2,126          11,733           6,495

Other income (expense):
     Interest expense                              (651)           (694)         (1,990)         (2,288)
     Other, net                                      32               0             (97)             26
                                                --------------------------------------------------------
                                                   (619)           (694)         (2,087)         (2,262)

Income before income taxes                        5,188           1,432           9,646           4,233
Income taxes                                      2,012             545           3,755           1,616
                                                --------------------------------------------------------
Net income                                      $ 3,176        $    887        $  5,891        $  2,617
                                                ========================================================

Net income per share:
     Primary                                    $   .51        $    .15        $    .96        $    .43
                                                ========================================================
     Fully diluted                              $   .51        $    .15        $    .94        $    .43
                                                ========================================================
Dividends declared per share                    $  --          $   --          $   --          $   --
                                                ========================================================



See notes to condensed consolidated financial statements.

                             LANDAIR SERVICES, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          Nine months ended
                                                    ----------------------------
                                                    September 30,  September 30,
                                                        1997           1996
                                                    ------------   -------------
                                                           (In thousands)
Cash from operations                                $ 15,114         $ 7,180

Investing activities:
Proceeds from disposal of property and equipment         980           2,700
Purchases of property and equipment                  (10,520)         (6,028)
Other                                                      4            (135)
                                                    --------         -------
                                                      (9,536)         (3,463)

Financing activities:
Proceeds from long-term debt                           4,990           1,664
Payments of long-term debt                            (8,973)         (8,119)
Payments of capital lease obligations                 (1,608)         (1,649)
Common Stock issued under Stock Purchase Plan             78            --
Proceeds from exercise of stock options                   55             579
                                                    --------         -------
                                                      (5,458)         (7,525)
                                                    --------         -------

Increase (decrease) in cash and cash equivalents    $    120         $(3,808)
                                                    ========         =======



See notes to condensed consolidated financial statements.

                             LANDAIR SERVICES, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 1997

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Landair Services, Inc. annual report on Form 10-K for the year ended December 31, 1996.

NOTE 2 - NET INCOME PER SHARE

Net income per share is based on the weighted average number of shares of common stock and common stock equivalents outstanding during the period. Common stock equivalents consist of outstanding stock options and have been included in the calculation of net income per share using the treasury stock method. See Note 6.

NOTE 3 - INCOME TAXES

For the three months and nine months ended September 30, 1997 and 1996, the effective income tax rate varied from the statutory federal income tax rate of 34% primarily as a result of the effect of state income taxes, net of the federal benefit, and permanent differences.

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

NOTE 5 - CHANGE IN ACCOUNTING ESTIMATE

Effective July 1, 1996, the Company changed the estimated useful life of tires in service to reflect the increased warranty periods provided by the tire manufacturers. The change resulted in a decrease in other expenses of $280,000, an increase in net earnings of $171,000 and an increase in earnings per share of $.03 for the nine months ended September 30, 1997.

NOTE 6 - ADOPTION OF NEW ACCOUNTING RULES

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement No. 128 on the calculation of primary earnings per share for the three months and nine months ended September 30, 1997 is expected to result in an increase of $.02 and $.03 per share, respectively.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth expenses as a percentage of operating revenue for the periods indicated.

                                                 Three months ended             Nine months ended
                                            -----------------------------  ----------------------------
                                            September 30,  September 30,   September 30,  September 30,
                                                1997          1996            1997            1996
                                            ----------------------------   ----------------------------
Operating revenue                             100.0%         100.0%         100.0%           100.0%
Operating expenses:
       Purchased transportation                31.4           32.1           32.2             32.5
       Salaries, wages, and employee
          benefits                             27.9           27.8           28.3             27.7
       Depreciation and amortization            5.6            6.8            5.9              6.9
       Fuel and fuel taxes                      5.7            6.5            5.9              7.1
       Insurance and claims                     4.1            6.2            5.2              5.3
       Operating leases                         3.3            4.1            3.4              3.8
       Other operating expenses                10.5           11.1           10.5             11.1
                                              ---------------------         -----------------------
                                               88.5           94.6           91.4             94.4
Income from operations                         11.5            5.4            8.6              5.6
Other income (expense):
       Interest expense                        (1.3)          (1.8)          (1.5)            (2.0)
       Other, net                               0.1            0.0           (0.1)             0.0
                                              ---------------------         -----------------------
                                               (1.2)          (1.8)          (1.6)            (2.0)
                                              ---------------------         -----------------------
Income before income taxes                     10.3            3.6            7.0              3.6
Income taxes                                    4.0            1.3            2.7              1.3
                                              ---------------------         -----------------------
Net income                                      6.3%           2.3%           4.3%             2.3%
                                              =====================         =======================




Results of Operations

Operating revenue increased by $11.2 million, or 28%, to $50.5 million in the third quarter of 1997 from $39.3 million in 1996. For the first nine months of 1997, operating revenue of $137.0 million was $21.8 million, or 19%, higher than the same period of 1996. The increase in operating revenue compared to the prior-year periods is attributable to additional volume from the Company's Forward Air operations, which increased 40% and 31% during the third quarter and first nine months of 1997, respectively, coupled with increased revenue in the Company's Truckload operations, which increased 15% and 7%, respectively, due to improvements in utilization and yield and additional tractors in service. The Forward Air and Truckload operations also benefited from the disruption to the national transportation system brought about by the UPS strike which contributed approximately $2.3 million and $500,000 of additional revenue, respectively, during the third quarter of 1997.

The operating ratio (operating expenses as a percentage of operating revenue) for the three months and nine months ended September 30, 1997 was 88.5% and 91.4%, respectively, compared to 94.6% and 94.4% for the respective periods in 1996. Except as explained below, operating expenses in the aggregate generally reflect increases proportionate to the increased level of operations.

The improvement in the operating ratio for the third quarter of 1997 was partially attributed to the non-recurring revenue that resulted from the UPS strike. This additional revenue net of variable costs and income taxes, but not allocated fixed costs, resulted in an estimated additional $1.4 million of pre-tax income from operations and $.14 of earnings per share during the quarter. On a pro forma basis, excluding the impact of the UPS strike, the Company's operating ratio for the three months and nine months ended September 30, 1997 would have been 91.3% and 92.5%, respectively.

The components of operating expenses fluctuate between periods primarily because of the ratio of owner-operators to Company-operated equipment. For the quarters ended September 30, 1997 and 1996, respectively, the Company operated 551 and 523 Company-owned tractors and leased 382 and 376 tractors from owner-operators.

Depreciation and amortization expense as a percentage of operating revenue was 5.6% and 5.9% in the third quarter and first nine months of 1997, respectively, compared to 6.8% and 6.9% for the respective periods in 1996. The improvement in depreciation and amortization expense as a percentage of operating revenue is primarily attributed to increased utilization of operating assets.

Fuel and fuel taxes were 5.7% and 5.9% of operating revenue in the third quarter and first nine months of 1997, respectively, compared to 6.5% and 7.1% for the respective periods in 1996. The decrease in fuel and fuel taxes as a percentage of operating revenue during 1997 is partially attributed to a decrease in fuel costs, net of surcharges passed on to customers, of approximately 7% during the third quarter and first nine months of 1997.

Insurance and claims were 4.1% and 5.2% of operating revenue for the three months and nine months ended September 30, 1997, respectively, compared to 6.2% and 5.3% for the respective periods in 1996. The decrease in costs during the third quarter of 1997 is due primarily to a decrease in the severity of accidents compared to the corresponding quarter of 1996.

Operating leases were 3.3% and 3.4% of operating revenue in the third quarter and first nine months of 1997, respectively, compared to 4.1% and 3.8% for the respective periods in 1996. The decrease in operating lease expense as a percentage of operating revenue is attributed to increased utilization of leased operating equipment and facilities.

Included in income from operations for the third quarter and first nine months of 1997 were gains (losses) on the sale of revenue equipment in the amount of $(60,000) and $(40,000), respectively, compared to $216,000 and $386,000 for the respective periods in 1996. See Note 5 to the September 30, 1997 Condensed Consolidated Financial Statements for the current year financial impact of a change in the estimated useful life of tires in service.

Interest expense was $651,000 and $2.0 million, respectively, for the three months and nine months ended September 30, 1997, compared to $694,000 and $2.3 million for the respective periods in 1996. The decrease in interest costs during 1997 is due to lower average net borrowings in 1997.

The effective tax rate for the third quarter and first nine months of 1997 was 39% compared to 38% for the respective periods in 1996.

Liquidity and Sources of Capital

Cash flows from operations were $15.1 million for the first nine months of 1997 compared with $7.2 million in the same period of 1996. The $7.9 million increase in cash flows from operations was principally attributable to increased business volumes and collection of the related accounts receivable.

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

Not Applicable


ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

Not Applicable


ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable


ITEM 5.           OTHER INFORMATION

Not Applicable


ITEM 6 .           EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included herein:

(a) Exhibits - The response to this portion of Item 6 is submitted as a separate section of this report.

(b) Reports on Form 8-K - The Company did not file any reports on Form 8-K during the three months ended September 30, 1997.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Landair Services, Inc.



Date:  November 14, 1997                     By:  /s/  Edward W. Cook
                                                  ----------------------
                                                  Edward W. Cook
                                                  Chief Financial Officer
                                                  and Senior Vice President

                                  EXHIBIT INDEX


   Exhibit
   Number                                      Exhibit
   -------                                     -------

     11            Statement Re:  Computation of Per Share Earnings

     27            Financial Data Schedule (Electronic Filing Only)