Form 10-K
period 1997-12-31
LANDAIR SERVICES INC
filed 1998-02-27
CIK 912728

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                     For fiscal year ended December 31, 1997

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

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                          COMMON STOCK, $.01 PAR VALUE
                                (Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 30, 1998 was approximately $76,100,351 based on the closing price of such stock on such date of $27.75.

The number of shares outstanding of the registrant's common stock, $.01 par value, as of January 30, 1998 was 6,024,388.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

                                TABLE OF CONTENTS


                                                                           Page Number
                                                                           -----------
                                     Part I
Item 1.       Business                                                          3
Item 2.       Properties                                                        8
Item 3.       Legal Proceedings                                                 9
Item 4.       Submission of Matters to a Vote of Security Holders               9

                                     Part II
Item 5.       Market for Registrant's Common Stock and                         10
              Related Shareholder Matters
Item 6.       Selected Financial Data                                          11
Item 7.       Management's Discussion and Analysis of Financial                12
              Condition and Results of Operations
Item 8.       Financial Statements and Supplementary Data                      17
Item 9.       Changes in and Disagreements with Accountants on                 17
              Accounting and Financial Disclosure

                                     Part III
Item 10.      Directors and Executive Officers of the Registrant               18
Item 11.      Executive Compensation                                           21
Item 12.      Security Ownership of Certain Beneficial                         25
              Owners and Management
Item 13.      Certain Relationships and Related Transactions                   27

                                     Part IV
Item 14.      Exhibits, Financial Statement Schedules and                      28
              Reports on Form 8-K
Signatures                                                                     29
Index to Financial Statements and Financial Statement Schedule                F-1

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

         The Truckload and Forward Air operations constitute the business segments of the Company. An analysis by business segment of operating revenue, income from operations, assets, expenditures for long-lived assets and other information as of and for the years ended December 31, 1997, 1996 and 1995 is presented in Note 7 of the Notes to Consolidated Financial Statements beginning on page F-20.

RECENT DEVELOPMENTS

         On February 10, 1998, the Company's Board announced it had authorized the creation of a special committee of independent directors to consider a plan to separate the Company into two publicly-traded companies, one comprised of the Truckload operations, and the other the Forward Air operations. There can be no assurance as to whether any such transaction will occur or as to the timing or terms of any such transaction. Under the plan currently being considered, the transaction would be structured as a tax-free spin-off, subject, among other things, to the receipt of a ruling as to tax-free status from the Internal Revenue Service.

FORWARD AIR OPERATIONS

         The Company's Forward Air operations serve the unique and growing deferred air freight market. Unlike typical overnight letters and packages, deferred air freight is comprised of freight and packages that will have time-definite delivery in two to four days. Forward Air receives air freight from air freight forwarder, air cargo and airline customers at 62 terminal facilities and provides airport-to-airport transportation of the freight to the terminal nearest to the freight's destination. The transportation requirements of Forward Air are met through direct shuttles, some of which offer overnight service, and through the Columbus central sorting facility.

         The Company's freight forwarder customers vary in size from small independent, single facility air freight forwarders to large, international logistics companies. Since operations were commenced in November 1990, the average weekly volume of freight carried through the Forward Air network has grown from approximately 1.2 million pounds to approximately 13.3 million pounds in 1997. Forward Air operations accounted for approximately 55% of the Company's 1997 operating revenue. The Company's strategy in its Forward Air operations is to capitalize on the growing market for deferred air freight from both domestic and international air cargo customers through its unique hub-and-spoke network.

TRUCKLOAD OPERATIONS

         Common Carrier Services. The Company's common carrier operations primarily consist of short- to medium-haul shipments, typically between 250 and 700 miles. Although serving the contiguous 48 states, the Company's Truckload operations are primarily concentrated in the eastern half of the United States, allowing the Company to focus on selected operating lanes. The Company's ability to stay within these lanes allows it to maximize service for its customers while minimizing such operating costs as empty miles and driver layovers. The common carrier operations concentrate on providing a high level of consistent service at market competitive prices with an emphasis on certain niche markets. For example, these operations provide common carrier services to certain of the integrated air carriers and for just-in-time manufacturers with narrow delivery windows. The customers of the common carrier operations normally demand scheduled pick-up and delivery and often give short notice for equipment needs. The common carrier operations have been successful in meeting customer needs with on-time performance in excess of 98% in its primary service area. The trend of shippers over the past several years has been toward the use of a relatively small number of financially stable "core carriers". The Company's strategy in its common carrier operations is to take advantage of growth opportunities that exist as a result of this trend. In addition, an important element in the Company's strategy for expanding its core carrier operations lies in the cross-utilization of its revenue equipment to satisfy peak demands in the deferred air freight market.

         Dedicated Contract Carriage Services. The Company's dedicated contract carriage services involve management for all or a significant part of a customer's transportation operations. Under a dedicated carriage service agreement, the Company typically provides drivers, equipment and maintenance, and, in some instances, transportation management that supplements the customer's in-house transportation department. This service allows a customer to reduce overall transportation costs by minimizing both capital expenditures and personnel costs.

         Management believes the dedicated contract carriage operations are well positioned to capitalize on the increasing trend of many shippers to outsource virtually all of their transportation requirements. The Company's strategy in its dedicated contract carriage operations will be to continue to focus on expansion of services in this area, including business with existing common carrier customers, so that the Company's dedicated operations can ultimately manage most or all of a customer's transportation needs on a dedicated fleet basis.

         Truckload operations accounted for approximately 45% of the Company's 1997 operating revenue.

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

         The Company has purchased most of its tractors from Freightliner Corporation and its trailers from Great Dane Corporation. The majority of the tractors purchased are equipped with Series 60 Detroit Diesel electronic engines which have contributed significantly to increased fuel efficiency. It is the Company's current practice to trade in its tractors after three or four years and its trailers after seven years. The Company's purchase and lease agreements for tractors generally provide for a repurchase option by the manufacturer at predetermined prices.

         As of December 31, 1997, the Company owned or leased 670 tractors and contracted for 425 tractors from owner-operators. The average age of the Company-operated tractor fleet was approximately 2.7 years at December 31, 1997. As of December 31, 1997, the Company owned or leased 2,290 van trailers, of which substantially all are 53' long and 285 include specialized roller bed equipment required to serve air cargo industry customers. By having a majority of the Company's trailer fleet equipped with 53' trailers, the Company is able to provide its customers with more economy and convenience and increased driver productivity. The average age of the trailer fleet was approximately 3.2 years at December 31, 1997.

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

EMPLOYEES AND OWNER-OPERATOR DRIVERS

         As of December 31, 1997, the Company employed approximately 2,000 persons. None of the Company's employees are covered by a collective bargaining agreement. The Company considers its employee relations to be good.

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

         The Company also recognizes that the selection process for owner-operators is equally as important as for Company drivers. As of December 31, 1997, approximately 41% of the tractors in service were contracted to the Company by owner-operators. Approximately half of the December 31, 1997 owner-operators were utilized in each of the Forward Air and Truckload operations. The use of owner-operators provides the Company with marketing, operating, safety, driver recruiting, retention and financial advantages. The Company focuses on the special needs of owner-operators through programs designed to reduce their operating costs. The Company plans to continue its emphasis on recruiting owner-operators.

SAFETY

         The Company has an active safety and loss prevention program and has established a driver qualification policy. Drivers who exceed the maximum acceptable number of accidents or traffic citations within a specified time period are reviewed and monitored by the safety department. The driving and employment records of drivers are verified.

         During the past three years, the Company enhanced its safety program with a series of safe driving campaigns, safety contests, quarterly driver terminal safety meetings, and communication of safety data to drivers and management personnel. The program is designed to heighten awareness of, and focus attention on, safety related issues.

INSURANCE

         Claims exposure in the transportation industry consists primarily of cargo loss and damage, vehicle liability, property damage and workers' compensation. The Company maintains a deductible for auto liability claims, for physical damage claims and for cargo claims. The Company also is responsible for a significant deductible for workers' compensation claims. The Company maintains insurance with independent insurance carriers that provide certain coverage for claims in excess of deductible amounts. Management believes that the Company's insurance coverage is reasonable.

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

         The Company has aboveground fuel storage tanks at its Atlanta, Georgia; Indianapolis, Indiana and Memphis, Tennessee facilities and underground fuel storage tanks at its Columbus, Ohio facility. Such storage tanks are subject to various federal and state environmental laws and regulations. Management believes that the Company is in substantial compliance with applicable environmental laws and regulations. No material increase for expenditures for compliance with federal, state and local environmental laws and regulations is anticipated in 1998.

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

         The Company's principal competitive strength is its ability to consistently provide reliable service at a competitive price. Many of the Company's customers are high volume shippers which require a flexible and dependable motor carrier service tailored to their specific needs, including pick-up and delivery within specified time frames.

         During 1997, one customer of the Truckload operations, Federal Express Corporation, accounted for more than 10% (approximately $27.0 million) of the Company's consolidated operating revenue. No single customer accounted for more than 10% of the Company's operating revenue in 1996 and 1995.

SEASONALITY

         In the trucking industry, revenue and operating results generally reflect a seasonal pattern as customers reduce shipments during and after the winter holiday season and during the summer months. Additionally, the volume of shipments is often affected by weather variations. The Company's operating expenses also have historically been higher in the winter months, due primarily to decreased fuel efficiency and increased maintenance costs of revenue equipment in colder weather.


ITEM 2. PROPERTIES

         The Company's headquarters, comprised of 37,500 square feet, are located in Greeneville, Tennessee and are leased from the Greeneville-Greene County Airport Authority under a lease expiring in 2006. The headquarters lease is at a rate management believes is favorable. The Company leases, under a capital lease agreement, a 100-door cross dock hub facility constructed in 1994 in Columbus, Ohio from the Director of Development of the State of Ohio. A substantial portion of the cost of constructing the 83,800 square foot Columbus facility shared by the Forward Air and Truckload operations was funded by the State of Ohio through the sale of $6.3 million of revenue bonds. The Company is responsible for all taxes, assessments and other costs of ownership under the lease agreement. Certain terms of the lease include restrictions on the payment of dividends and the maintenance of certain levels of net worth and other financial ratios. After the bonds are paid in full, the Company will have an option to purchase the terminal for a nominal amount.

         The Company owns a 46,000 square foot 68-door cross dock terminal facility in Atlanta, Georgia, which houses both the Atlanta Truckload and Forward Air operations. The Company also acquired 27.3 acres of land in Mosheim, Tennessee in 1997 on which it is constructing a facility for its Truckload operations.

         The Company leases a 15,200 square foot facility for its Truckload and Forward Air operations in Indianapolis, Indiana and leases two separate facilities for its Memphis, Tennessee Forward Air and Truckload operations which total approximately 19,875 square feet.

         The Company leases 49 additional terminal facilities for its Forward Air operations, which are typically leased on a short-term (three to five year) basis. Management believes that replacement space comparable to these terminal facilities is readily obtainable, if necessary. Management believes that its facilities are adequate to support its current operations. The balance of the Forward Air terminals are agent stations leased and operated by independent agents who generally handle the Company's freight on a commission basis.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year ended December 31, 1997, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

         The Company's common stock trades on The Nasdaq Stock Market under the symbol "LAND". The following table sets forth the high and low sales prices for the Company's common stock as reported by The Nasdaq Stock Market for each full quarterly period within the two most recent fiscal years.


           1997                                            High            Low
           ----                                            ----            ---
       First Quarter..................................    $12.00         $ 9.75
       Second Quarter.................................    $14.75         $11.00
       Third Quarter..................................    $22.00         $14.375
       Fourth Quarter.................................    $30.00         $19.50

          1996 .......................................     High            Low
          ----                                             ----            ---
       First Quarter..................................    $16.50         $12.50
       Second Quarter.................................    $16.25         $13.25
       Third Quarter..................................    $16.50         $10.00
       Fourth Quarter.................................    $11.75         $ 6.50


         There were approximately 1,200 shareholders of record (including brokerage firms and other nominees) of the Company's common stock as of January 30, 1998.

         The Company has not paid cash dividends on its common stock in the two preceding fiscal years, and it is the current intention of management to retain earnings to finance the growth of the Company's business. Future payment of dividends will depend upon the financial condition, results of operations, contractual restrictions and capital requirements of the Company, as well as other factors deemed relevant by the Board of Directors.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth selected financial data of the Company. The selected financial data should be read in conjunction with the Company's financial statements and notes thereto, included elsewhere in this report.


                                                             YEAR ENDED DECEMBER 31
                                          ------------------------------------------------------------
                                            1997          1996        1995        1994          1993
                                          --------     ---------    -------     --------      --------
                                                        (In thousands, except per share data)
STATEMENTS OF INCOME DATA: (1) (2)
Operating revenue                         $190,402      $157,098    $148,083    $135,032      $95,281
Income from operations                      16,803         9,341      10,501       8,164        4,309
Operating ratio (3)                           91.2%         94.1%       92.9%       94.0%        95.5%
Net income                                   8,594         3,979       4,517       4,017        1,963
Net income per share - basic (4)              1.44          0.67        0.77        0.70         0.49
Net income per share - diluted (4)            1.39          0.66        0.75        0.66         0.46

Cash dividends declared per
   common share                                 --            --          --          --           --

BALANCE SHEET DATA (AT END OF PERIOD):
Total assets                              $118,331       $99,074    $ 98,279    $ 78,044      $49,027
Long-term obligations, net of
   current portion                          22,405        27,094      35,855      28,305       12,024
Shareholders' equity                        50,460        41,264      36,644      31,778       27,295



(1) Results for 1994 and 1993 lack comparability to other periods because (i) 1994 included a charge relating to the sale and winding down of the Company's refrigerated trucking operations of $805,000, and (ii) 1993 included special management bonuses of $1.7 million. In addition, 1994 results consist of 53 weeks of operations while 1997, 1996, 1995 and 1993 results consist of approximately 52 weeks of operations.

(2) Net income and net income per share for 1993 reflect pro forma income tax provisions as if the Company, previously an S Corporation prior to its initial public offering of common stock in November 1993, had been subject to income taxes for all of 1993. Historical net income for 1993 was $2.2 million.

(3)  Operating expenses as a percentage of operating revenue.

(4) The net income per share amounts prior to 1997 have been restated to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share. For further discussion of net income per share and the adoption of Statement 128, see Notes 1 and 4 of the Notes to Consolidated Financial Statements included elsewhere herein.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated.

                                                     YEAR ENDED DECEMBER 31
                                             -------------------------------------
                                               1997           1996          1995
                                             -------------------------------------
Operating revenue                             100.0%         100.0%        100.0%
Operating expenses:
   Purchased transportation                    32.1           32.8          36.1
   Salaries, wages and employee benefits       28.4           27.6          25.4
   Fuel and fuel taxes                          6.1            6.9           6.0
   Depreciation and amortization                5.9            6.7           5.9
   Insurance and claims                         5.0            5.3           4.8
   Operating leases                             3.4            3.8           4.0
   Other operating expenses                    10.3           11.0          10.7
                                             -------------------------------------
Total operating expenses                       91.2           94.1          92.9
                                             -------------------------------------
Income from operations                          8.8            5.9           7.1
Interest expense                               (1.4)          (1.8)         (2.0)
Other income (expense), net                      --             --           0.2
                                             -------------------------------------
Income before income taxes                      7.4            4.1           5.3
Income taxes                                    2.9            1.6           2.2
                                             -------------------------------------
Net income                                      4.5%           2.5%          3.1%
                                             =====================================


RESULTS OF OPERATIONS

         Operating revenue for 1997 increased to a record $190.4 million compared to $157.1 million in 1996 and $148.1 million in 1995. The increases in operating revenue for 1997 and 1996 were 21.2% and 6.1%, respectively.

         Purchased transportation was 32.1% of operating revenue in 1997 compared to 32.8% in 1996 and 36.1% in 1995. The decrease in purchased transportation as a percentage of operating revenue between these years was primarily attributable to a reduction in the ratio of owner-operators to Company drivers during 1997 and 1996. During 1997, 1996 and 1995, approximately 41.0%, 42.0% and 46.0% of the Company's average tractors in service were contracted through owner-operators.

         Salaries, wages and benefits were 28.4% of operating revenue in 1997 compared to 27.6% in 1996 and 25.4% in 1995. The increase as a percentage of operating revenue in 1997 and 1996 were due primarily to higher cargo handling wages and terminal managers' salaries required to operate additional terminals and greater operating volumes in the Company's Forward Air operations combined with an increase in the ratio of Company drivers to owner-operators.

         Fuel and fuel taxes were 6.1% of operating revenue in 1997 compared to 6.9% in 1996 and 6.0% in 1995. The decrease in fuel and fuel taxes as a percentage of operating revenue during 1997 resulted from a lower average fuel price per gallon coupled with improvements in the average miles per gallon and average revenue per loaded mile of the Company-operated tractor fleet. The increase in fuel and fuel taxes as a percentage of operating revenue during 1996 was primarily attributed to an increase in fuel prices and an increase in the ratio of Company drivers to owner-operators. Approximately 60.0% of the increase in fuel prices during 1996 was passed on to customers in the form of a fuel surcharge.

         Operating leases were 3.4%, 3.8% and 4.0% of operating revenue during 1997, 1996 and 1995, respectively, while depreciation and amortization were 5.9%, 6.7% and 5.9% during the same periods. The decrease in operating leases as a percentage of operating revenue during 1997 and 1996 resulted from increased ownership, rather than leasing, of revenue equipment. The decrease in depreciation and amortization as a percentage of operating revenue is attributable to substantial improvements in equipment utilization during 1997, partially offset by increased ownership of revenue equipment. The increase in depreciation and amortization as a percentage of operating revenue during 1996 is attributable to an increase in the ratio of Company drivers to owner-operators and increased ownership of revenue equipment.

         Insurance and claims were 5.0% of operating revenue in 1997 compared to 5.3% in 1996 and 4.8% in 1995. The changes in insurance and claims expense during 1997 and 1996 resulted from fluctuations in the frequency and severity of accidents between years coupled with changes in claims development trends and lower premium costs.

         Other operating expenses were 10.3% of operating revenue in 1997 compared to 11.0% in 1996 and 10.7% in 1995. The decrease in 1997 as a percentage of operating revenue is attributed to both a reduced operating cost structure and improvements in utilization levels in the Company's Truckload operations. Gains (losses) on the sale of revenue equipment (which are netted against other operating expenses) were $(109,000), $413,000, and $503,000 during 1997, 1996 and 1995, respectively.

         Interest expense was $2.6 million in 1997 compared to $3.0 million in 1996 and 1995. The decrease in interest expense during 1997 is due to lower average net borrowing during the period.

         Other income (expense), net, includes a loss on the disposal of non-operating equipment of $276,000, $0 and $0 during 1997, 1996 and 1995, respectively.

         The combined federal and state effective tax rates for 1997, 1996 and 1995 were 39.0%, 38.2% and 42.0%, respectively. For information concerning the provision for income taxes, as well as information regarding differences between effective tax rates and statutory rates, see Note 5 of the Notes to Consolidated Financial Statements.

         Forward Air Segment: Operating revenue in the Company's Forward Air operations increased by $24.4 and $17.2 million in 1997 and 1996, respectively, and represented approximately 55.0% and 51.0% of the Company's operating revenue for these periods. Operating revenue increases in the Forward Air operations resulted from increasing the number of operating terminals, enhancements to the Forward Air network and greater volume from domestic and international air cargo customers. The operating revenue increase in 1997 is also partially attributed to the acquisition on October 27, 1997 of the air cargo operating assets of Adams Air Cargo, Inc.

         Forward Air income from operations increased by $4.5 and $2.1 million in 1997 and 1996, respectively. The increase in income from operations resulted from higher operating revenue, which was reduced in part by the incremental costs associated with such revenue. In addition, during the third quarter of 1997, the Forward Air operations benefited from non-recurring revenue that resulted from the United Parcel Service strike. This additional revenue, net of variable costs, resulted in an estimated additional $1.2 million of income from operations.

         Truckload Segment: Operating revenue in the Company's Truckload operations, including intersegment revenue, increased (decreased) by $9.6 and $(6.0) million in 1997 and 1996, respectively. Operating revenue increases (decreases) in the Truckload operations resulted primarily from fluctuations in equipment utilization and yield. During 1997, 1996 and 1995, the Truckload operations utilized average tractors of 699, 695 and 685, respectively.

         Truckload income from operations increased (decreased) by $2.9 and $(3.3) million in 1997 and 1996, respectively. The increase in income from operations in 1997 was due mainly to a lower operating cost ratio resulting from an increase in equipment utilization and yield during the year. The decrease in income from operations in 1996 was due primarily to a higher operating ratio resulting from a decrease in equipment utilization and yield during the year. In addition, during the third quarter of 1997, the Truckload operations benefited from non-recurring revenue generated from the United Parcel Service strike. This additional revenue, net of variable costs, resulted in an estimated additional $200,000 of income from operations.

LIQUIDITY AND CAPITAL RESOURCES

         The continued growth of the Company's business, and the nature of its operations, have required significant investment in new equipment. The Company has historically financed revenue equipment purchases with cash flows from operations, through borrowing under credit agreements with financial institutions and from proceeds of the initial public offering in November 1993. Working capital needs have generally been met with cash flows from operations and borrowing under the Company's line of credit. Net cash provided by operating activities totaled approximately $22.6, $12.5 and $15.8 million in 1997, 1996 and 1995, respectively.

         Net cash used in investment activities was approximately $19.0, $6.0 and $21.5 million in 1997, 1996 and 1995, respectively. Investing activities consisted primarily of the acquisition of additional revenue equipment and enhanced management information systems during 1997,

1996 and 1995, the acquisition of a business in 1997 and the acquisition of a terminal facility in 1996.

         Net cash provided by (used in) financing activities was approximately $(2.9), $(10.3) and $8.6 million in 1997, 1996 and 1995, respectively. These financing activities included the Company's continued financing of additional revenue equipment, based upon capital expenditure requirements, coupled with repayment of long-term debt and capital leases with cash generated from operations.

         The Company expects net capital expenditures in 1998 for revenue equipment and management information systems, excluding acquisitions, to be less than $25 million. The Company expects to fund these expenditures through cash provided by operating activities. See Note 3 of the Notes to Consolidated Financial Statements for more information concerning credit arrangements. At December 31, 1997, the Company had a line of credit with a bank in the amount of $15.0 million, which expires in May 1999. At December 31, 1997, approximately $4.7 million was available for borrowing under the credit line. At December 31, 1997, the Company also had equipment loan agreements which permit the Company to borrow up to $30.0 million for the purchase of revenue equipment. At December 31, 1997, approximately $15.9 million was available for borrowing under the equipment loan agreements. Management believes that available borrowings under the line of credit agreement, equipment loan agreements, future borrowings under installment notes for revenue equipment, and cash generated by operations will be sufficient to fund its cash needs and anticipated capital expenditures through at least 1998.

IMPACT OF INFLATION

         Inflation has not had a material effect on the Company's results of operations or financial condition during the past three years. However, inflation higher than experienced during the past three years could have an adverse effect on the Company's future results.

IMPACT OF YEAR 2000

         Some of the Company's older computer programs and systems were written using two digits rather than four to define the applicable year. As a result, those computer programs have time-sensitive software that recognize a date using "00" as the year 1900 rather than the year 2000. This could cause a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, send invoices, or engage in similar normal business activities.

         The Company has been in the process of replacing the majority of its key financial and operational systems as a part of upgrading its legacy systems in the normal course of business. This replacement has been a planned approach for the last two years to enhance or better meet its functional business and operational requirements. Management believes that this program will substantially meet or address its Year 2000 issues. In addition to its replacement program, the Company will require modifying some of its software and hardware so that its computer systems will function properly with respect to dates in the year 2000 and thereafter. The estimated cost of the remaining replacement and modification for the Year 2000 issue is not considered material to the Company's earnings or financial position.

         The Company also plans to initiate a formal communication process with all its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to those third parties' failure to remediate their own Year 2000 issues. There is no guarantee that the systems of other companies on which the Company's systems rely will be timely converted and would not have an adverse effect on the Company's system.

         The project is estimated to be completed not later than December 31, 1998, which is prior to any anticipated impact on its operating systems. The Company believes that with modifications to existing software and hardware and conversions to new software, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such modifications and conversions are not made, or are not completed timely, the Year 2000 issue could have a material impact on the operations of the Company.

IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. The Statement is effective for the Company beginning in 1998, and establishes standards for the reporting and display of comprehensive income and its components. The Statement requires that all items that are income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not expect the effect of adoption of Statement 130 to be material to the consolidated financial statements.

FORWARD-LOOKING STATEMENTS

         The Company, or its executive officers and directors on behalf of the Company, may from time to time make written or oral "forward-looking statements". Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission ("SEC"), in press releases and in reports to shareholders. Oral forward-looking statements may be made by the Company's executive officers and directors on behalf of the Company to the press, potential investors, securities analysts and others. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements. The Company relies on this safe harbor in making such disclosures. In connection with this "safe harbor" provision, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Without limitation, factors that might cause such a difference include economic factors such as recessions, downturns in customer business cycles, competition, surplus inventories, inflation, the loss of a major customer, fuel price increases, higher interest rates, the resale value of the Company's used equipment and the availability and compensation of qualified drivers. The Company disclaims any intent or obligation to update these forward-looking statements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is submitted in a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following persons serve as directors and executive officers of the Company as of the date hereof. There are no family relationships between any director or executive officer.

BRUCE A. CAMPBELL                           Director
Greeneville, Tennessee                      Executive Vice President and
                                            Chief Operating Officer
                                            Age 46

Mr. Campbell has been Executive Vice President and Chief Operating Officer of the Company since April 1990 and a director of the Company since April 1993. Prior to joining the Company in 1990, Mr. Campbell served as Vice President of Ryder-Temperature Controlled Carriage in Nashville, Tennessee from September 1985 until December 1989.

EDWARD W. COOK                              Director
Greeneville, Tennessee                      Chief Financial Officer,
                                            Senior Vice President and Treasurer
                                            Age 39

Mr. Cook joined the Company as Chief Financial Officer, Senior Vice President and director in September 1994. Since May 1995, he has also served as Treasurer. Prior to joining the Company, Mr. Cook was employed by Ernst & Young LLP for eleven years, most recently as a senior manager in the Nashville, Tennessee office. During the period March 1986 through February 1988, Mr. Cook served as Controller and Assistant Secretary of Ryder-Temperature Controlled Carriage in Nashville, Tennessee.

JAMES A. CRONIN, III                        Director
Aurora, Colorado                            Age 43

Mr. Cronin has served as director of the Company since 1993. Since June 1996, Mr. Cronin has served as Chief Operating Officer, Executive Vice President, Finance and director of Ascent Entertainment Group, Inc., and director of On Command Corp., both multimedia entertainment companies. From June 1992 until June 1996, he was a private investor. Mr. Cronin was a partner in Alfred Checchi Associates, a private investment firm in Los Angeles, California from September 1989 to June 1992. Mr. Cronin served as President and Chief Executive Officer of Tiger International, Inc. and The Flying Tiger Line from September 1987 to August 1989.

THE HON. ROBERT K. GRAY                     Director
Miami, Florida                              Age 72

Mr. Gray has served as director of the Company since 1993. Mr. Gray is Chairman and Chief Executive Officer of Gray and Company II, a public relations company, a position he has held since November 1992. From 1981 to the present, Mr. Gray has also been Chairman of Gray Investment Companies and Powerhouse Leasing Corp. From 1991 to 1992, Mr. Gray was Chairman of Hill & Knowlton Public Affairs Worldwide/USA and was its Chief Executive Officer from 1986 to 1991. Mr. Gray has served as Appointment Secretary to the President and was a member of the Eisenhower Cabinet.

SCOTT M. NISWONGER                          Director
Greeneville, Tennessee                      Chairman, President and
                                            Chief Executive Officer
                                            Age 50

Mr. Niswonger is a co-founder of the Company and has served as director and President of the Company since its founding in 1981, and as Chairman of the Board and Chief Executive Officer since February 1988. Mr. Niswonger also serves as a director of the Regional Advisory Board of First Tennessee Bank National Association.

DAVID E. QUEEN                              Senior Vice President,
Columbus, Ohio                              Forward Air Operations
                                            Age 51

Mr. Queen became Senior Vice President, Forward Air Operations in October 1997 after serving as Vice President of Operations and General Manager of the Forward Air operations from November 1987. From 1984 to 1987, Mr. Queen was Manager of the Company's hub in Columbus, Ohio for the Flying Tigers operation.

MICHAEL A. ROBERTS                          Senior Vice President,
Greeneville, Tennessee                      Forward Air Sales and Marketing
                                            Age 53

Mr. Roberts has been Senior Vice President, Forward Air Sales and Marketing of the Company since April 1990 and was Vice President of Marketing from November 1987. Mr. Roberts served as a consultant to the Company from 1982 to 1987.

RICHARD H. ROBERTS                          Director
Greeneville, Tennessee                      Senior Vice President,
                                            General Counsel and Secretary
                                            Age 43

Mr. Roberts has served as Senior Vice President and General Counsel of the Company since July 1994, and as Secretary and director of the Company since May 1995. Prior to joining the Company, Mr. Roberts was a partner with the Baker, Worthington, Crossley & Stansberry law firm from January 1991, and an associate of the firm from June 1985. Mr. Roberts has also served as a director of Miller Industries, Inc. since April 1994.

JAMES R. WEILAND                            Senior Vice President,
Charlotte, North Carolina                   Forward Air Sales
                                            Age 53

Mr. Weiland became Senior Vice President, Forward Air Sales in October 1997 after serving as Vice President of Forward Air Sales from November 1990. From May 1984 to October 1990, Mr. Weiland served the Company in various capacities, including Regional Operations Manager and Director of Sales and Marketing.

SECTION 16(a) BENEFICIAL OWNERSHIP COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") and the disclosure requirements of Item 405 of Regulation S-K require the directors and executive officers of the Company, and any persons who beneficially own more than ten percent of any registered class of equity securities of the Company, to report their ownership of such equity securities and any subsequent changes in that ownership to the SEC, The Nasdaq Stock Market and the Company. Based solely on a review of the written statements and copies of such reports furnished to the Company by its executive officers and directors, the Company believes that during fiscal 1997 all Section 16(a) filing requirements applicable to its executive officers, directors and shareholders were timely satisfied, except that Bruce A. Campbell inadvertently filed a late Form 4 in connection with the sale of 2,600 shares in July 1997.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth the cash and non-cash compensation paid or to be paid by the Company to the Chief Executive Officer and the four other highest paid executive officers of the Company (the "Named Executive Officers") for the years shown in all capacities in which they served.


                                      SUMMARY COMPENSATION TABLE
=========================================================================================================
                                                                                  Long-Term
                                                                                 Compensation
                                                  Annual Compensation               Awards
                                             ----------------------------------- ------------
                                                                        Other     Number of
                                                                        Annual    Securities   All Other
                                 Fiscal                                 Compen-   Underlying   Compen-
Name and Principal Position      Year         Salary        Bonus       sation      Options    sation(1)
---------------------------      -----       --------      --------     -------   ----------   ---------
Scott M. Niswonger               1997        $269,377      $169,250     $  --          --       $10,600
Chairman, President and          1996         268,781            --        --          --        16,061
   Chief Executive Officer       1995         262,080            --        --          --        16,768

Bruce A. Campbell                1997         147,100       117,075        --      15,000        10,561
Executive Vice President and     1996         146,521            --        --      20,000         7,356
   Chief Operating Officer       1995         142,315            --        --          --         5,302

Edward W. Cook                   1997         104,300        84,975        --      10,000        10,133
Chief Financial Officer,         1996         103,753            --        --      10,000         8,919
   Senior Vice President and     1995         100,750            --        --          --         6,359
   Treasurer

Michael A. Roberts               1997         108,200        26,018        --       5,000        10,172
Senior Vice President,           1996         107,831            --        --      10,000        10,004
   Forward Air Sales             1995         105,000            --        --          --         6,496
   and Marketing

Richard H. Roberts               1997          90,000        89,250        --      10,000         9,952
Senior Vice President,           1996          89,173            --        --      10,000        10,327
   General Counsel and           1995          79,892            --        --          --        10,301
   Secretary

=========================================================================================================


(1) Includes car allowance and employer matching portion of 401(k) contributions.

FISCAL 1997 OPTION GRANTS, AGGREGATED OPTION EXERCISES AND OPTION VALUES

         Options granted during the last year to the Named Executive Officers are set forth in the following table.


                                      OPTION GRANTS IN LAST YEAR
 =====================================================================================================
                                                                      Potential Realizable Value at
                                                                      Assumed Annual Rates of Stock
                                                                      Price Appreciation for Option
                          Individual Grants                                         Term
------------------------------------------------------------------------------------------------------
                                      Percent of
                        Number of    Total Options
                        Securities    Granted to
                        Underlying    Employees    Exercise or
                         Options       in Last     Base Price      Expiration
        Name (1)         Granted        Year       ($/Share)          Date         5%         10%
------------------------------------------------------------------------------------------------------
  Bruce A. Campbell        15,000       13.54%       $10.00         01/31/07    $ 94,334     $239,061
  Edward W. Cook           10,000        9.03         10.00         01/31/07      62,889      159,374
  Michael A. Roberts        5,000        4.51         10.00         01/31/07      31,445       79,687
  Richard H. Roberts       10,000        9.03         10.00         01/31/07      62,889      159,374

======================================================================================================

(1) Mr. Niswonger has not been granted any options for the purchase of common stock.

         The following table sets forth the year-end aggregated option exercises by the Named Executive Officers and the fiscal year-end value of unexercised options held by the Named Executive Officers.


                                AGGREGATED OPTION EXERCISES IN LAST YEAR
                                     AND YEAR-END OPTION VALUES
======================================================================================================
                        Option Exercises                Number of
                          in Last Year            Securities Underlying        Value of Unexercised
                      ---------------------        Unexercised Options         In-the-Money Options
                        Shares                         at Year-End                at Year-End (2)
                      Acquired       Value      --------------------------  --------------------------
   Name (1)          on Exercise    Realized    Exercisable  Unexercisable  Exercisable  Unexercisable
-----------------    -----------    --------    -----------  -------------  -----------  -------------
Bruce A. Campbell       5,000       $67,500       48,400        36,300       $732,725     $483,150
Edward W. Cook             --            --       25,000        25,000        165,313      263,438
Michael A. Roberts         --            --       23,385        17,540        354,049      242,333
Richard H. Roberts         --            --       25,000        25,000        154,063      259,688
======================================================================================================

(1) Mr. Niswonger has not been granted any options for the purchase of common stock.

(2) Represents the closing price for the common stock on December 31, 1997 of $24.25 less the exercise price for all outstanding exercisable and unexercisable options for which the exercise price is less than the December 31, 1997 closing price. Exercisable options have been held at least one year from the date of grant.

COMPENSATION OF DIRECTORS

         Employee directors of the Company do not receive additional compensation for Board or committee service. In lieu of an annual retainer, non-employee directors are paid a fee of $1,500 for each Board meeting and $1,500 for each committee meeting attended, together with reasonable traveling expenses. No additional fee is paid for committee meetings held on the same day as Board meetings.

         Each of the non-employee directors of the Company was granted upon the effectiveness of the Company's initial public offering options to purchase 15,000 shares of the common stock pursuant to a non-qualified option agreement at an exercise price equal to the then applicable fair market value ($14.00 per share). In May 1995, at the Chairman's request, the Board of Directors approved, subject to appropriate shareholder approval obtained at the May 1996 Annual Meeting, adoption of a Non-Employee Director Stock Option Plan which provided that the existing non-employee directors receive an option for the purchase of 7,500 shares at an exercise price equal to the closing sales price of the common stock on May 16, 1995 ($13.625 per share). Thereafter, the Plan provides that on the first business day following each annual meeting of shareholders (beginning with the May 1996 Annual Meeting) each non-employee director be granted an option for the purchase of 7,500 shares of common stock at an exercise price equal to the closing sales price of the common stock on the date of grant. Accordingly, on May 22, 1996 and May 21, 1997, each non-employee director received an option to purchase 7,500 shares at an exercise price of $15.00 and $14.00 per share, respectively. Each individual who subsequently becomes a non-employee director shall automatically be granted an option to purchase 7,500 shares of common stock on the first business day after becoming a director.

EMPLOYMENT AGREEMENTS, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

         The Company's Employment Agreement with Edward W. Cook expired December 31, 1997. Pursuant to the Employment Agreement, Mr. Cook's base salary was $100,000 per annum, subject to increases approved by the Company's Board of Directors, and Mr. Cook agreed not to engage in certain activities in competition with the Company for a period of one year following termination of his employment.

         Upon the occurrence of a Change in Control or Potential Change in Control (as such terms are described below) under the Company's Stock Option and Incentive Plan, all outstanding options and any stock appreciation rights that have been outstanding for at least six months will become fully exercisable and vested, and the restrictions applicable to the benefits available under any other award under the Stock Option and Incentive Plan will lapse, unless otherwise determined by the Compensation Committee (the "Committee") of the Board of Directors. Unless otherwise determined by the Committee at or after grant but prior to the occurrence of any Change in Control, the value of all vested options and other awards granted under the Stock Option and Incentive Plan will be cashed out at the Change in Control Price upon the occurrence of a Change in Control or Potential Change in Control. Options and other awards granted to executive officers, directors and other persons who are subject to Section 16 of the Exchange Act will only be cashed out if they have been held for at least six months and, unless otherwise determined by the Committee, the Change in Control or Potential Change in Control was outside the control of the holder of the option or other award.

         Under the Stock Option and Incentive Plan, a "Change in Control" is defined to include (i) any change in control that would be required to be reported in response to any form or report to the SEC, or any stock exchange on which the Company's shares are listed, (ii) the acquisition by any person (other than the Company, a subsidiary of the Company or any employee benefit plan of the Company or any of its subsidiaries) of beneficial ownership of securities of the Company representing twenty percent or more of the combined voting power of the Company or (iii) a change in the Board of Directors of the Company if, as a result of such change, the persons who were the members of the Board of Directors two years prior to such change cease to constitute at least a majority of the members of the Board of Directors. Persons who were elected by or on the recommendation or approval of at least three-quarters of the members of the Board of Directors who were in office at the beginning of such period are deemed to have been in office during such two year period for purposes of this provision. A Change in Control is also deemed to occur if a majority of the members of the Committee in office prior to the happening of any event determines in its sole discretion that as a result of such event there has been a change in control. A "Potential Change in Control" is deemed to occur upon (i) the approval by shareholders of any agreement which, if consummated, would result in a Change in Control, or (ii) the acquisition by any person (other than the Company, a subsidiary of the Company or any employee benefit plan of the Company or any of its subsidiaries) of beneficial ownership of securities of the Company representing five percent or more of the combined voting power of the Company's securities and the adoption by the Committee of a resolution to the effect that a Potential Change in Control of the Company has occurred. The "Change in Control Price" is defined as the highest price per share paid for the common stock in any transaction reported on The Nasdaq Stock Market or any other exchange or market that is the principal trading market for the common stock or any other bona fide transaction related to such Change in Control or Potential Change in Control at any time during the sixty day period prior to the Change in Control or Potential Change in Control. In the case of incentive stock options and stock appreciation rights related thereto, the Change in Control Price is determined based solely on transactions reported for the date on which the cash-out or the exercise of the stock appreciation right occurs.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         During fiscal 1997, the Compensation Committee of the Company was comprised of two non-employee directors, Messrs. Cronin and Gray, and Mr. Niswonger. There were no Compensation Committee interlocks. See Item 13, "Certain Relationships and Related Transactions".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of January 30, 1998, certain information with respect to the common stock "beneficially owned" (i) by each of the Named Executive Officers and (ii) by all directors and executive officers, both individually and as a group. Except as otherwise indicated, the shareholders listed in the table have sole voting and investment powers with respect to the common stock owned by them.


======================================================================================
                                               Aggregate Number         Percentage of
                                                  of Shares             Common Shares
Name and Address of Beneficial Owner (1)    Beneficially Owned (2)     Outstanding (2)
----------------------------------------    ----------------------     ---------------
Bruce A. Campbell                                  68,450 (3)                  1%
Edward W. Cook                                     33,428 (4)                  *
James A. Cronin, III                               26,250 (5)                  *
Hon. Robert K. Gray                                43,850 (5)                  *
Scott M. Niswonger                              3,229,520 (6)                 54%
David E. Queen                                     19,740 (7)                  *
Michael A. Roberts                                 53,895 (8)                  *
Richard H. Roberts                                 32,054 (9)                  *
James R. Weiland                                   53,275(10)                  *
All directors and executive officers
   as a group (11 persons)                      3,636,248(11)                 60%
========================================================================================

*    Less than one percent

(1) The business address of each listed executive officer and director is c/o Landair Services, Inc., 430 Airport Road, Greeneville, Tennessee 37745.

(2) For the purpose of determining "beneficial ownership", the rules of the SEC require that every person who has or shares the power to vote or dispose of shares of stock be reported as a "beneficial owner" of all shares as to which such power exists. As a consequence, many persons may be deemed to be the "beneficial owners" of the same securities. The SEC rules also require that certain shares of stock that a beneficial owner has the right to acquire within sixty days of the date set forth above pursuant to the exercise of stock options are deemed to be outstanding for the purpose of calculating the percentage ownership of such owner, but are not deemed outstanding for the purpose of calculating the percentage ownership of any other person.

(3) Includes 63,450 shares which are issuable pursuant to options which are exercisable within sixty days of the date set forth above.

(4) Includes 1,000 shares held by Mr. Cook's spouse and 30,000 shares which are issuable pursuant to options which are exercisable within sixty days of the date set forth above.

(5) Includes 26,250 shares which are issuable pursuant to options which are exercisable within sixty days of the date set forth above.

(6) Includes 300 shares held by Mr. Niswonger as custodian for his grandson and 300 shares which are held by Mr. Niswonger's spouse as custodian for one of her children.

(7) Includes 19,365 shares which are issuable pursuant to options which are exercisable within sixty days of the date set forth above.

(8) Includes 1,185 shares held by Mr. Roberts' spouse and 32,175 shares which are issuable pursuant to options which are exercisable within sixty days of the date set forth above.

(9) Includes 30,000 shares which are issuable pursuant to options which are exercisable within sixty days of the date set forth above.

(10) Includes 53,275 shares which are issuable pursuant to options which are exercisable within sixty days of the date set forth above.

(11) Includes 354,215 shares which are issuable pursuant to options which are exercisable within sixty days of the date set forth above.

         Based on information provided to the Company, in addition to Mr. Niswonger, the Company believes the following table sets forth the beneficial owners of five percent or more of the outstanding common stock at December 31, 1997.


=======================================================================================
                                                                      Percentage of
                                            Amount and Nature         Common Stock
                                                  of                  Outstanding at
Name and Address of Beneficial Owner       Beneficial Ownership      December 31, 1997
------------------------------------       --------------------      -----------------
Princeton Services, Inc. (1)                   527,500                     8.8%
Wellington Management Company, LLP (2)         435,600                     7.3%

=======================================================================================




(1) According to the Schedule 13G dated January 29, 1998 jointly filed with the SEC by Princeton Services, Inc. ("PSI"), Fund Asset Management, L.P. (d/b/a Fund Asset Management) ("FAM") and Merrill Lynch Special Value Fund, Inc. ("the Fund"), each located at 800 Scudders Mill Road, Plainsboro, New Jersey 08536, neither entity had sole voting power over the shares, each had shared voting power over the shares, neither had sole dispositive power over the shares and each had shared dispositive power over the shares. PSI disclaimed beneficial ownership of the shares. PSI is a corporate managing general partner of FAM and Merrill Lynch Asset Management, L.P. ("MLAM"). MLAM and FAM, both investment advisers registered under Section 203 of the Investment Advisers Act of 1940, may be deemed to be beneficial owners of certain of the shares by virtue of acting as investment advisers to one or more investment companies registered under Section 8 of the Investment Company Act of 1940 and to private accounts. The Fund, as a registered investment company advised by FAM, was beneficial owner of more than five percent of the shares.

(2) According to the Schedule 13G dated January 14, 1998 filed with the SEC by Wellington Management Company, LLP ("WMC"), 75 State Street, Boston, Massachusetts 02109, WMC, in its capacity as investment adviser under
       Section 203 of the Investment Advisers Act of 1940, beneficially owned shares which were held of record by clients of WMC. As to such shares, WMC had, through its wholly owned subsidiary and bank as defined in
       Section 3(a)(6) of the Exchange Act, Wellington Trust Company, NA, no sole power to vote or direct any shares, shared power to vote or direct 261,000 shares, no power to dispose of or to direct disposition of any shares and shared power to dispose of or direct disposition of 435,600 shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The Company incurred $280,000 in rent expense in 1997 for an aircraft leased from Sky Night, L.L.C., which is owned by Mr. Niswonger. The Company and its subsidiaries had no further transactions in which any director or executive officer, or any member of the immediate family of any director or executive officer, had a material direct interest reportable under applicable rules of the SEC.

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

       (b)              Reports on Form 8-K.

                        There were no reports filed on Form 8-K during the fourth quarter of the year ended December 31, 1997.

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

                                    Date:  February 26, 1998

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




          Name                            Capacity                            Date

  /s/ Scott M. Niswonger            Chairman, President and             February 26, 1998
-------------------------------     Chief Executive Officer
     Scott M. Niswonger             (Principal Executive Officer)


  /s/ Edward W. Cook                Chief Financial Officer,            February 26, 1998
-------------------------------     Senior Vice President, Treasurer
     Edward W. Cook                 and Director (Principal Financial
                                    and Accounting Officer)


  /s/ Bruce A. Campbell             Executive Vice President,           February 26, 1998
-------------------------------     Chief Operating Officer
     Bruce A. Campbell              and Director


  /s/ Richard H. Roberts            Senior Vice President, General      February 26, 1998
-------------------------------     Counsel, Secretary and Director
     Richard H. Roberts


 /s/ James A. Cronin, III           Director                            February 26, 1998
-------------------------------
     James A. Cronin, III

 /s/ Robert K. Gray                 Director                            February 26, 1998
-------------------------------
     Hon. Robert K. Gray


                           Annual Report on Form 10-K

                   Item 8, Item 14(a)(1) and (2), (c) and (d)

          List of Financial Statements and Financial Statement Schedule

                   Financial Statements and Supplementary Data

                                Certain Exhibits

                          Financial Statement Schedule

                          Year Ended December 31, 1997

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

                             Landair Services, Inc.

                  Form 10-K -- Item 8 and Item 14(a)(1) and (2)

         Index to Financial Statements and Financial Statement Schedule


The following consolidated financial statements of Landair Services, Inc. are included as a separate section of this report:

                                                                            Page No.
                                                                            --------
Report of Ernst & Young LLP, Independent Auditors............................F-3
Consolidated Balance Sheets - December 31, 1997 and 1996.....................F-4
Consolidated Statements of Income - Years Ended December 31, 1997,
   1996 and 1995.............................................................F-6
Consolidated Statements of Shareholders' Equity - Years Ended
   December 31, 1997, 1996 and 1995..........................................F-7
Consolidated Statements of Cash Flows - Years Ended December 31, 1997,
   1996 and 1995.............................................................F-8
Notes to Consolidated Financial Statements - December 31, 1997...............F-9

The following financial statement schedule of Landair Services, Inc. is included as a separate section of this report.

Schedule II - Valuation and Qualifying Accounts..............................S-1

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         Report of Independent Auditors


The Board of Directors and Shareholders
Landair Services, Inc.

We have audited the accompanying consolidated balance sheets of Landair Services, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Landair Services, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                            ERNST & YOUNG LLP


Nashville, Tennessee
January 30, 1998

                             Landair Services, Inc.

                           Consolidated Balance Sheets


                                                                December 31
                                                            1997          1996
                                                          ---------------------
                                                              (In thousands)
ASSETS
Current assets:
      Cash and cash equivalents                           $    686      $    28
      Accounts receivable, less allowance of $928 in
         1997 and $415 in 1996                              28,771       23,671
      Inventories                                              721          552
      Prepaid expenses                                       3,915        2,868
      Deferred income taxes                                  1,736        1,085
                                                          ---------------------
Total current assets                                        35,829       28,204

Property and equipment:
      Land                                                   3,477        3,199
      Buildings                                              7,167        6,298
      Revenue equipment                                     88,600       75,578
      Other equipment                                       15,073       11,480
      Leasehold improvements                                   813          890
                                                          ---------------------
                                                           115,130       97,445

      Accumulated depreciation and amortization             35,933       27,166
                                                          ---------------------
                                                            79,197       70,279

Other assets                                                 3,305          591
                                                          ---------------------





Total assets                                              $118,331      $99,074
                                                          =====================


                                                                December 31
                                                            1997          1996
                                                          ---------------------
                                                              (In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
      Accounts payable                                    $  5,126      $ 3,924
      Accrued payroll and related items                      3,394        1,677
      Insurance and claims accruals                          6,871        4,435
      Income taxes payable                                     194          168
      Other accrued expenses                                 3,271        2,712
      Current portion of long-term debt                     11,120        7,701
      Current portion of capital lease obligations           3,924        1,797
                                                          ---------------------
Total current liabilities                                   33,900       22,414

Long-term debt, less current portion                        16,347       18,346
Capital lease obligations, less current portion              6,058        8,748
Deferred income taxes                                       11,566        8,302
Commitments and contingencies                                   --           --

Shareholders' equity:
      Preferred stock, $.01 par value:
         Authorized shares - 5,000,000
         No shares issued                                       --           --
      Common stock, $.01 par value:
         Authorized shares - 20,000,000
         Issued and outstanding shares - 6,024,388
              in 1997 and 5,952,880 in 1996                     60           60
      Additional paid-in capital                            26,804       26,202
      Retained earnings                                     23,596       15,002
                                                          ---------------------
Total shareholders' equity                                  50,460       41,264
                                                          ---------------------
Total liabilities and shareholders' equity                $118,331      $99,074
                                                          =====================

See accompanying notes.

                             Landair Services, Inc.

                        Consolidated Statements of Income


                                                     Year ended December 31
                                                1997         1996        1995
                                             ------------------------------------
                                             (In thousands, except per share data)
Operating revenue                             $190,402     $157,098    $148,083


Operating expenses:
  Purchased transportation                      61,118       51,393      53,488
  Salaries, wages and employee benefits         53,951       43,355      37,774
  Fuel and fuel taxes                           11,690       10,837       8,941
  Depreciation and amortization                 11,210       10,523       8,687
  Insurance and claims                           9,483        8,381       7,040
  Operating leases                               6,541        5,950       5,859
  Other operating expenses                      19,606       17,318      15,793
                                              ---------------------------------
                                               173,599      147,757     137,582
                                              ---------------------------------
Income from operations                          16,803        9,341      10,501


Other income (expense):
  Interest expense                              (2,622)      (2,964)     (3,020)
  Other, net                                       (96)          61         309
                                              ---------------------------------
                                                (2,718)      (2,903)     (2,711)
                                              ---------------------------------
Income before income taxes                      14,085        6,438       7,790


Income taxes                                     5,491        2,459       3,273
                                              ---------------------------------
Net income                                    $  8,594     $  3,979    $  4,517
                                              =================================



Net income per share:
  Basic                                       $   1.44     $   0.67    $   0.77
  Diluted                                     $   1.39     $   0.66    $   0.75


Weighted average shares outstanding:
  Basic                                          5,968        5,928       5,850
  Diluted                                        6,177        6,049       6,027


See accompanying notes.

                             Landair Services, Inc.

                 Consolidated Statements of Shareholders' Equity

                                                   Common Stock               Additional                          Total
                                             --------------------------         Paid-in           Retained     Shareholders'
                                                 Shares         Amount          Capital           Earnings        Equity
                                             ------------------------------------------------------------------------------
                                                                               (In thousands)
Balance at December 31, 1994                     5,811            $ 58          $ 25,214          $  6,506       $ 31,778
    Net income for 1995                             --              --                --             4,517          4,517
    Exercise of stock options                       53               1               348                --            349
                                             ------------------------------------------------------------------------------
Balance at December 31, 1995                     5,864              59            25,562            11,023         36,644
    Net income for 1996                             --              --                --             3,979          3,979
    Exercise of stock options                       83               1               580                --            581
    Common stock issued under
       employee stock purchase plan                  6              --                60                --             60
                                             ------------------------------------------------------------------------------
Balance at December 31, 1996                     5,953              60            26,202            15,002         41,264
    Net income for 1997                             --              --                --             8,594          8,594
    Exercise of stock options                       61              --               490                --            490
    Common stock issued under
       employee stock purchase plan                 10              --               112                --            112
                                             ------------------------------------------------------------------------------
Balance at December 31, 1997                     6,024            $ 60          $ 26,804          $ 23,596       $ 50,460
                                             ==============================================================================


See accompanying notes.

                             Landair Services, Inc.

                      Consolidated Statements of Cash Flows

                                                             Year ended December 31
                                                          1997         1996        1995
                                                       -----------------------------------
                                                                  (In thousands)
OPERATING ACTIVITIES
Net income                                             $  8,594      $  3,979     $  4,517
Adjustments to reconcile net income to
  net cash provided by operating activities:
    Depreciation and amortization                        11,210        10,523        8,687
    (Gain) loss on sale of property and
      equipment                                             385          (413)        (503)
    Provision for losses on receivables                     603           540          445
    Deferred income taxes                                 2,613         1,747        2,800
    Changes in operating assets and liabilities,
      net of effects from acquisition of business:
        Accounts receivable                              (5,703)       (6,423)         (86)
        Inventories                                        (169)         (192)         (29)
        Prepaid expenses                                   (909)         (151)      (1,483)
        Income taxes                                         26           875         (425)
        Accounts payable and accrued
          expenses                                        5,914         2,037        1,843
                                                       -----------------------------------
Net cash provided by operating activities                22,564        12,522       15,766

INVESTING ACTIVITIES
Purchases of property and equipment                     (19,074)       (8,763)     (24,670)
Acquisition of business                                  (1,209)           --           --
Proceeds from disposal of property and equipment          1,259         2,913        3,062
Other                                                       (11)         (192)          75
                                                       -----------------------------------
Net cash used in investing activities                   (19,035)       (6,042)     (21,533)

FINANCING ACTIVITIES
Proceeds from long-term debt                              6,782         2,734       16,940
Payments of long-term debt                               (8,129)      (11,875)      (7,546)
Payments of capital lease obligations                    (2,126)       (1,786)      (1,109)
Proceeds from exercise of stock options                     490           581          349
Proceeds from common stock issued under
  employee stock purchase plan                              112            60           --
                                                       -----------------------------------
Net cash provided by (used in) financing
  activities                                             (2,871)      (10,286)       8,634
                                                       -----------------------------------
Net increase (decrease) in cash and cash
  equivalents                                               658        (3,806)       2,867
Cash and cash equivalents at beginning of year               28         3,834          967
                                                       -----------------------------------
Cash and cash equivalents at end of year               $    686      $     28     $  3,834
                                                       ===================================

See accompanying notes.

                             Landair Services, Inc.

                   Notes to Consolidated Financial Statements

                                December 31, 1997

1.  ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries, all of which are wholly owned. Significant intercompany accounts and transactions have been eliminated in consolidation.

BUSINESS SEGMENTS

Effective December 31, 1997, the Company adopted Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. Statement 131 superseded Statement No. 14, Financial Reporting for Segments of a Business Enterprise. Statement 131 establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. Statement 131 also establishes standards for related disclosures about products and services, geographic areas and major customers. The adoption of Statement 131 did not affect results of operations or financial position, but did affect the disclosure of segment information. Segment information for all periods has been presented to conform to Statement 131 requirements. See Note 7.

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

OWNERSHIP

Scott M. Niswonger (Chairman, President and Chief Executive Officer) was the majority owner of the Company's common stock during all periods presented.

OPERATING REVENUE

Operating revenue and related costs are recognized as of the date shipments are completed.

                             Landair Services, Inc.

1.  ACCOUNTING POLICIES (CONTINUED)

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INVENTORIES

Inventories of tires, replacement parts, supplies and fuel for revenue equipment are stated at the lower of cost or market utilizing the FIFO (first-in, first-out) method of determining cost.


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
             Other equipment                           3-10 years
             Leasehold improvements                    1-15 years

Interest payments during 1997, 1996 and 1995 were $2,631,000, $3,011,000 and
$2,981,000, respectively. No interest was capitalized during the three years ended December 31, 1997. During 1997, 1996 and 1995, the Company added to revenue and other equipment $1,563,000, $2,417,000 and $2,682,000 of capital leases, respectively.

INSURANCE AND CLAIMS ACCRUALS

The primary claims in the Company's business are workers' compensation, property damage, auto liability and medical benefits. Most of the Company's insurance coverage provides for self-insurance levels with primary and excess coverage which management believes is sufficient to adequately protect the Company from catastrophic claims. In the opinion of management, adequate provision has been made for all incurred claims up to the self-insured limits.

                             Landair Services, Inc.

NET INCOME PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share, and uses the treasury stock method in calculating dilution. All earnings per share amounts for all periods have been presented and restated to conform to Statement 128 requirements.

STOCK OPTIONS

The Company grants options for a fixed number of shares to employees and outside directors with an exercise price equal to the fair value of the shares at the grant date. The Company accounts for stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants.

ACCOUNTING PRONOUNCEMENTS

In June 1997, the Financial Accounting Standards Board issued Statement No. 130, Reporting Comprehensive Income. The Statement is effective for the Company beginning in 1998, and establishes standards for the reporting and display of comprehensive income and its components. The Statement requires that all items that are income be reported in a financial statement that is displayed with the same prominence as other financial statements. The Company does not expect the effect of adoption of Statement 130 to be material to the consolidated financial statements.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior year financial statements to conform to the 1997 presentation. These reclassifications had no effect on net income.

                             Landair Services, Inc.

2.  ACQUISITION OF BUSINESS

On October 27, 1997, the Company acquired the air cargo operating assets of Adams Air Cargo, Inc., a surface transportation contractor to the air cargo industry based in Arbuckle, California. The Company paid approximately $1,209,000 in cash, issued a note payable of $1,800,000, and assumed debt and capital lease obligations of $967,000 and $1,563,000, respectively. The acquisition was accounted for as a purchase. Accordingly, the purchase price was allocated on the basis of the estimated fair value of the net assets acquired, resulting in goodwill of approximately $2,764,000. The goodwill is being amortized on a straight-line basis over a life of 20 years. Accumulated amortization of the goodwill totaled $23,000 at December 31, 1997. The results of operations for the acquired business were included in the consolidated statement of income from the acquisition date forward. Pro forma results of operations for 1997 and 1996 would not differ materially from the Company's historical results.

3. LONG-TERM DEBT

Long-term debt consists of the following:

                                                                       December 31
                                                                    1997         1996
                                                                  --------------------
                                                                     (In thousands)
Line of credit                                                    $ 2,163      $ 1,508
Installment Equipment Loan Agreements                              13,457       11,387
Installment notes payable with a finance company
      through 1999, including interest at the 30-day
      commercial paper rate plus 1.8% (7.6% and 7.8% at
      December 31, 1997 and 1996, respectively) and interest
      ranging from 6.7% to 7.3%, collateralized by revenue
      equipment                                                     7,823       12,025
Other notes payable, including interest ranging from
      6.9% to 7.9%                                                  4,024        1,127
                                                                  --------------------
                                                                   27,467       26,047
Less current portion                                               11,120        7,701
                                                                  --------------------
                                                                  $16,347      $18,346
                                                                  ====================

                             Landair Services, Inc.

3. LONG-TERM DEBT (CONTINUED)

The Company has a $15 million line of credit agreement with a Tennessee bank which expires in May 1999. Advances outstanding under the line bear interest at the bank's base rate less 1.0% (7.5% and 7.3% at December 31, 1997 and 1996, respectively) and are collateralized primarily by accounts receivable. The agreement contains, among other things, restrictions that do not allow the payment of dividends, and requires the maintenance of certain levels of net worth and other financial ratios. At December 31, 1997, the Company had $2,163,000 outstanding under the line and had utilized $8,104,000 of availability for outstanding letters of credit.

The Company has equipment loan agreements (the "Equipment Loan Agreements") with two Tennessee banks which permit the Company to borrow up to $30 million for the purchase of revenue equipment. Advances outstanding under the Equipment Loan Agreements bear interest at the 30-day LIBOR rate plus 1.0% to 1.6% (6.7% to 7.3% and 6.4% to 7.0% at December 31, 1997 and 1996, respectively). The advances are collateralized by revenue equipment purchased with the proceeds from the Equipment Loan Agreements, and contain restrictions and covenants similar to the line of credit agreement described above. At December 31, 1997, the Company had additional borrowing capacity available of $15,893,000 under the Equipment Loan Agreements.

Revenue equipment collateralizing these agreements has a carrying value of approximately $27,678,000 and $27,221,000 at December 31, 1997 and 1996,
respectively.

Maturities of long-term debt are as follows (in thousands):

              1998                                      $11,120
              1999                                        9,439
              2000                                        3,282
              2001                                        1,474
              2002                                          755
              Thereafter                                  1,397
                                                        -------
                                                        $27,467
                                                        =======


4. SHAREHOLDERS' EQUITY AND STOCK OPTIONS

Preferred Stock -- The Board of Directors is authorized to issue, at its discretion, up to 5,000,000 shares of preferred stock, par value $.01. The terms and conditions of the preferred shares are to be determined by the Board of Directors. No shares have been issued to date.

                             Landair Services, Inc.

4. SHAREHOLDERS' EQUITY AND STOCK OPTIONS (CONTINUED)

Employee Stock Option and Incentive Plan -- The Company has elected to follow Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its employee stock options because, as discussed below, the alternative fair value accounting provided for under Statement No. 123, Accounting for Stock-Based Compensation, requires use of option valuation models that were not developed for use in valuing employee stock options. Under Opinion No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

At December 31, 1997, 1996 and 1995, the Company had reserved 1,000,000 shares of common stock under a Stock Option and Incentive Plan. Options issued under the Plan have eight to ten year terms and vest over a four to five year period.

Pro forma information regarding net income and earnings per share is required by Statement 123, which also requires that the information be determined as if the Company has accounted for its employee and non-employee director stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1997, 1996 and 1995, respectively: risk-free interest rates of 5.8%, 6.4% and 5.5%; dividend ratio of zero; volatility factors of the expected market price of the Company's common stock of .5; and a weighted-average expected life of the option of seven years.

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

                             Landair Services, Inc.

4. SHAREHOLDERS' EQUITY AND STOCK OPTIONS (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the employee and non-employee director options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share data):

                                                1997        1996        1995
                                               ------      ------      ------
    Pro forma net income                       $7,980      $3,506      $4,464
    Pro forma net income per share:
         Basic                                 $ 1.34      $ 0.59      $ 0.76
         Diluted                               $ 1.29      $ 0.58      $ 0.74

Because Statement 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect is not fully reflected above.

A summary of the Company's employee stock option activity and related information for the years ended December 31 follows:

                                     1997                            1996                            1995
                                     ----                            ----                            ----
                           OPTIONS   WEIGHTED-AVERAGE      Options  Weighted-Average       Options   Weighted-Average
                            (000)     EXERCISE PRICE        (000)    Exercise Price         (000)     Exercise Price
                           -------   ----------------      -------  ----------------       -------   ----------------
Outstanding - beginning
   of year                   575           $ 12              421          $  9              507           $ 9
         Granted             111             11              285            14               --            --
         Exercised           (61)             8              (83)            7              (53)            7
         Forfeited           (21)            14              (48)           11              (33)           10
                           ------          ----            ------          ---             -----          ---
Outstanding - end of year    604           $ 12              575           $12              421           $ 9
                           ======          ====            ======          ===             =====          ===
Exercisable at end of year   268           $ 11              199           $10              185           $ 9
                           ======          ====            ======          ===             =====          ===
Options available for
   grant                     118                             209                            445
                           ======                          ======                          =====
Weighted-average fair
   value of options
   granted during the
   year                    $6.14                           $6.00                          $  --
                           ======                          ======                         ======

Exercise prices for options outstanding, as of December 31, 1997, 1996 and 1995 ranged from $5.00 to $25.625.

Non-Employee Director Options -- In May 1997, 1996 and 1995, options to purchase 15,000, 22,500 and 30,000 shares of common stock, respectively, were granted to the non-employee directors of the Company at option prices of $14.00, $15.00 and $13.625 per share, respectively.

                             Landair Services, Inc.

4. SHAREHOLDERS' EQUITY AND STOCK OPTIONS (CONTINUED)

The options have terms of five to ten years and are exercisable in installments which vest over two-year periods from the date of grant. At December 31, 1997, 75,000 options are outstanding and will expire on September 1, 1998 through May 1, 2007, unless a non-employee director resigns or is not re-elected, in which event the options expire 90 days after the option holder is no longer a non-employee director.

Employee Stock Purchase Plan -- The Company implemented an employee stock purchase plan effective January 1, 1996 at which time participating employees became entitled to purchase common stock through payroll deduction of up to 10% of the employee's annual compensation. The issue price of the common stock is equal to the lesser of (1) 85% of market price on the first trading day of the semi-annual enrollment period or (2) 85% of market price on the last trading day of the semi-annual enrollment period. The Company has reserved 300,000 shares of common stock for issuance pursuant to the plan. At December 31, 1997, approximately 16,000 shares had been issued under the Plan.

Earnings Per Share -- The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                        1997        1996        1995
                                                       ------      ------      ------
Numerator:
      Numerator for basic and diluted
          earnings per share - net income              $8,594      $3,979      $4,517
                                                       ==============================

Denominator:
      Denominator for basic earnings per share-
          weighted-average shares                       5,968       5,928       5,850
      Effect of dilutive stock options                    209         121         177
                                                       ------------------------------
      Denominator for diluted earnings per share-
          adjusted weighted-average shares              6,177       6,049       6,027
                                                       ==============================
Basic net income per share                             $ 1.44      $ 0.67      $ 0.77
                                                       ==============================
Diluted net income per share                           $ 1.39      $ 0.66      $ 0.75
                                                       ==============================
Securities that could potentially dilute basic
     net income per share in the future that
     were not included in the computation of
     diluted net income per share because to do
     so would have been antidilutive for the
     periods presented                                     19         451         249
                                                       ==============================

                             Landair Services, Inc.

5. INCOME TAXES

The provision for income taxes consists of the following:

                                 1997            1996            1995
                                --------------------------------------
                                            (In thousands)
        Current:
               Federal          $2,274          $  536          $  275
               State               604             176             198
                                --------------------------------------
                                 2,878             712             473
        Deferred:
               Federal           2,258           1,538           2,451
               State               355             209             349
                                --------------------------------------
                                 2,613           1,747           2,800
                                --------------------------------------
                                $5,491          $2,459          $3,273
                                ======================================

The historical income tax expense differs from the amounts computed by applying the federal statutory rate of 34% to income before income taxes as follows:

                                                   1997        1996        1995
                                                  ------------------------------
                                                          (In thousands)
  Tax expense at the statutory rate               $4,788      $2,189      $2,649
  State income taxes, net of federal benefit         633         177         230
  Meals and entertainment                             70          93         316
  Other                                               --          --          78
                                                  ------------------------------
                                                  $5,491      $2,459      $3,273
                                                  ==============================

                             Landair Services, Inc.

5. INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:

                                                        December 31
                                                    1997          1996
                                                   --------------------
                                                      (In thousands)
  Deferred tax liabilities:
        Tax over book depreciation                 $12,233      $10,820
        Prepaid expenses deductible when paid        1,420        1,048
        Other                                          353          349
                                                   --------------------
  Total deferred tax liabilities                    14,006       12,217
  Deferred tax assets:
        Accrued expenses                             2,816        1,981
        Alternative minimum tax                      1,020        1,708
        Net operating loss carryforward                 --        1,134
        Allowance for doubtful accounts                340          152
        Other                                           --           25
                                                   --------------------
  Total deferred tax assets                          4,176        5,000
                                                   --------------------
  Net deferred tax liabilities                     $ 9,830      $ 7,217
                                                   ====================

Management believes that the deferred tax assets will ultimately be realized. Management's conclusion is based on future taxable income that will result from the reversal of the existing temporary differences. Additionally, management expects future taxable income from operations, exclusive of the reversal of temporary differences.

The balance sheet classification of deferred income taxes is as follows:

                                                        December 31
                                                    1997          1996
                                                   --------------------
                                                      (In thousands)
  Current assets                                   $(1,736)     $(1,085)
  Noncurrent liabilities                            11,566        8,302
                                                   --------------------
                                                   $ 9,830      $ 7,217
                                                   ====================

Total income tax payments, net of refunds, during fiscal 1997, 1996 and 1995 were $2,852,000, $(162,000) and $898,000, respectively.

                             Landair Services, Inc.

6. LEASES

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

The Company leases certain revenue and other equipment under capital leases. These leases expire in various years through 2001. Certain of the revenue equipment leases contain guarantees of residual values which have been included in minimum lease payments.

Property and equipment include the following amounts for leases that have been capitalized:

                                                        December 31
                                                    1997          1996
                                                   --------------------
                                                      (In thousands)
  Land                                             $ 2,605      $ 2,605
  Building                                           3,675        3,675
  Revenue equipment                                  6,659        5,465
  Other equipment                                    2,417        2,417
                                                   --------------------
                                                    15,356       14,162
  Less accumulated amortization                      3,569        2,561
                                                   --------------------
                                                   $11,787      $11,601
                                                   ====================

Amortization of leased assets is included in depreciation and amortization expense.

The Company also leases certain facilities and revenue equipment under noncancelable operating leases that expire in various years through 2006. Certain of these leases may be renewed for periods varying from one to ten years.

Included in operating leases is a terminal facility leased from a company wholly-owned by the Company's majority shareholder which expired in January 1997 and the lease was not renewed. Also included in operating leases is an aircraft leased, under a dry lease agreement, from the Company's majority shareholder which expires in July 1998 and may be renewed for an additional

                             Landair Services, Inc.

6. LEASES (CONTINUED)

one year period. The total net amount of rent expense for these leases was $280,000, $180,000 and $84,000 in 1997, 1996 and 1995, respectively.

Future minimum rental payments under capital leases and noncancelable operating leases with initial terms of one year or more consisted of the following at December 31, 1997:

                                                         Capital            Operating
                                                          Leases             Leases
                                                         ----------------------------
     Fiscal Year                                                (In thousands)
     -----------
       1998                                              $ 4,544             $ 6,206
       1999                                                1,422               4,292
       2000                                                1,311               2,338
       2001                                                  899                 922
       2002                                                  731                 252
     Thereafter                                            3,846                 179
                                                         -------             -------
     Total minimum lease payments                         12,753             $14,189
                                                                             =======
     Amounts representing interest                        (2,771)
                                                         -------
     Present value of net minimum lease payments
       (including current portion of $3,924)             $ 9,982
                                                         =======


7. BUSINESS SEGMENTS

DESCRIPTION OF THE TYPES OF SERVICES FROM WHICH EACH REPORTABLE SEGMENT DERIVES ITS REVENUE

The Truckload and Forward Air operating divisions constitute the operating segments of the Company.

The Forward Air operations provide scheduled trucking services to air freight forwarders, fully integrated air cargo carriers and domestic and international airlines. The Forward Air operation services its air freight forwarders, air cargo and airline customers primarily through a hub and spoke network of terminals located at or near major airports in the United States and Canada and linked through a central sorting facility in Columbus, Ohio.

The Truckload operations provide short- to medium-haul delivery to the high-service segment of the general commodities truckload market. The Truckload operation includes a common carrier

                             Landair Services, Inc.

operation that serves customers on an "on demand" basis and a dedicated fleet operation in which trucks and drivers are dedicated to shippers with specific, high-service requirements.

MEASUREMENT OF SEGMENT INCOME FROM OPERATIONS AND SEGMENT ASSETS

The accounting policies of the reportable segments are the same as those described in Note 1. The Company evaluates performance and allocates resources based on operating income. The Company does not allocate interest expense to reportable segments.

Intersegment revenue is accounted for at rates comparable to unaffiliated customers.

FACTORS MANAGEMENT USED TO IDENTIFY THE COMPANY'S REPORTABLE SEGMENTS

The Company's reportable segments are strategic business units that offer different services. The reportable segments are each managed separately because they provide different services with different operating processes and marketing strategies.

A summary of information about the Company's operations by segment for the years ended December 31, 1997, 1996 and 1995 is as follows (in thousands):

                                                  Truckload       Forward Air          Total
                                                 --------------------------------------------
1997
----
Operating revenue from external customers         $  85,261         $105,141         $190,402
Intersegment revenue                                  6,790               --            6,790
Depreciation and amortization                         8,309            2,901           11,210
Segment income from operations                        3,739           13,064           16,803
Segment assets                                       66,923           49,672          116,595
Expenditures for long-lived assets                   13,558            5,466           19,024

1996
----
Operating revenue from external customers         $  76,361        $  80,737         $157,098
Intersegment revenue                                  6,094               --            6,094
Depreciation and amortization                         8,438            2,085           10,523
Segment income from operations                          825            8,516            9,341
Segment assets                                       60,508           37,481           97,989
Expenditures for long-lived assets                      468            5,382            5,850

1995
----
Operating revenue from external customers         $  84,526        $  63,557         $148,083
Intersegment revenue                                  3,897               --            3,897
Depreciation and amortization                         7,205            1,482            8,687
Segment income from operations                        4,105            6,396           10,501
Segment assets                                       70,451           26,769           97,220
Expenditures for long-lived assets                   21,655              (47)          21,608

                             Landair Services, Inc.

7. BUSINESS SEGMENTS (CONTINUED)

A reconciliation of reportable segment operating revenue, income from operations, and assets to the Company's consolidated totals is as follows (in thousands):

                                                 1997            1996           1995
                                              -----------------------------------------
  Operating revenue
  -----------------
  Total operating revenue for reportable
      segments                                $ 197,192       $ 163,192       $ 151,980
  Elimination of intersegment revenue            (6,790)         (6,094)         (3,897)
                                              -----------------------------------------
  Total consolidated operating revenue        $ 190,402       $ 157,098       $ 148,083
                                              =========================================

  Income from operations
  ----------------------
  Total income from operations for
      reportable segments                     $  16,803       $   9,341       $  10,501
  Other profit or loss                               --              --              --
                                              -----------------------------------------
  Total consolidated income from
      operations                              $  16,803       $   9,341       $  10,501
                                              =========================================

  Assets
  ------
  Total assets for reportable segments        $ 116,595       $  97,989       $  97,220
  Other assets                                    1,736           1,085           1,059
                                              -----------------------------------------
  Total consolidated assets                   $ 118,331       $  99,074       $  98,279
                                              =========================================

  OTHER SIGNIFICANT ITEMS
                                                Segment                      Consolidated
                                                Totals       Adjustments        Totals
                                             --------------------------------------------
  1997
  ----
  Expenditures for long-lived assets          $      --       $    --         $  19,074
  Depreciation and amortization                  11,210            --            11,210

  1996
  ----
  Expenditures for long-lived assets          $      --       $    --         $   8,763
  Depreciation and amortization                  10,523            --            10,523

  1995
  ----
  Expenditures for long-lived assets          $      --       $    --         $  24,670
  Depreciation and amortization                   8,687            --             8,687


                             Landair Services, Inc.

7. BUSINESS SEGMENTS (CONTINUED)

The reconciling item to adjust total assets is the amount of income tax assets, which are not included in segment information.

MAJOR CUSTOMER

One customer of the Truckload segment, Federal Express Corporation, accounted for more than 10% (approximately $27,050,000) of the Company's consolidated operating revenue for the year ended December 31, 1997. No single customer accounted for more than 10% of operating revenue in 1996 and 1995.


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


9. EMPLOYEE BENEFIT PLAN

Effective July 1, 1994, the Company adopted a retirement savings plan (the "401(k) Plan"). The 401(k) Plan is a defined contribution plan whereby employees who have completed one year of service, a minimum of 1,000 hours of service and are age 21 or older are eligible to participate. The 401(k) Plan allows eligible employees to make contributions of 2% to 10% of their annual compensation. Employer contributions are made at 25% of the employee's contribution up to a maximum of 4% of total annual compensation. Employer contributions vest 20% after two years of service and continue vesting 20% per year until fully vested. The Company's matching contribution for 1997, 1996 and 1995 was approximately $145,000, $131,000 and $119,000, respectively.

                             Landair Services, Inc.

10. FINANCIAL INSTRUMENTS

Off Balance Sheet Risk

At December 31, 1997, the Company had letters of credit outstanding totaling $8,104,000, all of which guarantee obligations carried on the balance sheet.

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

     Long-and short-term debt: The carrying amounts of the Company's borrowings under its revolving credit arrangement approximate fair value. The fair value of the Company's long-term debt and capital lease obligations is estimated using discounted cash flow analyses, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

                             Landair Services, Inc.

The carrying amounts and fair values of the Company's financial instruments are as follows:

                                                    1997                                  1996
                                          -------------------------           ---------------------------
                                          Carrying          Fair               Carrying          Fair
                                           Amount           Value               Amount           Value
                                          -------------------------           ---------------------------
                                                                  (In thousands)
Cash and cash equivalents                 $     686       $     686           $       28        $      28
Accounts receivable                          28,771          28,771               23,671           23,671
Accounts payable                              5,126           5,126                5,525            5,525
Long-term debt and capital lease
   obligations                               37,449          37,449               36,592           36,592


11. QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 1997 and 1996:

                                                                    1997
                                     ------------------------------------------------------------------------
                                       March 31           June 30          September 30           December 31
                                     ------------------------------------------------------------------------
                                                    (In thousands, except per share data)
Operating revenue                    $  41,005          $ 45,502              $ 50,456              $ 53,439
Income from operations                   1,922             4,004                 5,807                 5,070
Net income                                 771             1,944                 3,176                 2,703
Net income per common share:
      Basic                          $    0.13          $   0.33              $   0.53              $   0.45
      Diluted                        $    0.13          $   0.32              $   0.51              $   0.43

                                                                    1996
                                     ------------------------------------------------------------------------
                                       March 31           June 30          September 30           December 31
                                     ------------------------------------------------------------------------
                                                    (In thousands, except per share data)
Operating revenue                     $ 36,979          $ 38,893              $ 39,295              $ 41,931
Income from operations                   1,666             2,703                 2,126                 2,846
Net income                                 531             1,199                   887                 1,362
Net income per common share:
      Basic                           $   0.09          $   0.20              $   0.15              $   0.23
      Diluted                         $   0.09          $   0.20              $   0.15              $   0.23

                             Landair Services, Inc.

During the third quarter of 1997, the Company benefited from non-recurring revenue that resulted from the United Parcel Service strike. This additional revenue net of variable costs and income taxes, but not allocated fixed costs, resulted in an estimated additional $1.4 million of pre-tax income from operations and $0.14 of diluted earnings per share during the quarter.

The 1996 and first three quarters of 1997 earnings per share amounts have been restated to comply with Statement of Financial Accounting Standards No. 128, Earnings Per Share.

                             Landair Services, Inc.

                Schedule II -- Valuation and Qualifying Accounts



         Col. A                                 Col. B             Col. C                Col. D          Col. E
------------------------------------------------------------------------------------------------------------------
                                                                  Additions
                                                        -----------------------------
                                                             (1)           (2)
                                                           Charged       Charged
                                              Balance at   to Costs      to Other                       Balance at
                                              Beginning      and         Accounts-     Deductions-       End of
           Description                        of Period    Expenses      Describe       Describe         Period
------------------------------------------------------------------------------------------------------------------
                                                                      (In thousands)
Year ended December 31, 1997:
    Allowance for doubtful accounts            $  240       $   603      $    --      $   278(1)         $ 565
    Allowance for revenue adjustments             175         1,714           --        1,526(2)           363
                                             ---------------------------------------------------------------------
                                                  415         2,317           --        1,804              928

Year ended December 31, 1996:
    Allowance for doubtful accounts            $  150       $   540      $    --      $   450(1)         $ 240
    Allowance for revenue adjustments             142         1,207           --        1,174(2)           175
                                             ---------------------------------------------------------------------
                                                  292         1,747           --        1,624              415

Year ended December 31, 1995:
    Allowance for doubtful accounts            $  144       $   445      $    --      $   439(1)         $ 150
    Allowance for revenue adjustments             250           945           --        1,053(2)           142
                                             ---------------------------------------------------------------------
                                                  394         1,390           --        1,492              292



(1) Uncollectible accounts written off, net of recoveries.
(2) Adjustments to billed accounts receivable.

                                  EXHIBIT INDEX

                                                                         Exhibit No. in
Exhibit No. Under                                                         Document Where
Item 601 of                                                              Incorporated by
Regulation S-K                                                              Reference
---------------                                                          ---------------
    (a)3.1      -        Restated Charter of the registrant                    3.1

    (a)3.2      -        Bylaws of the registrant, as amended                  3.2

    (a)4        -        Specimen of Stock Certificate                         4.1

   (e)10.1      -        Registrant's Restated Employee Stock                 10
                         Purchase Plan

   (d)10.2      -        Registrant's Amended and Restated                    10.1
                         Stock Option and Incentive Plan

 (a,h)10.3      -        Form of registrant's Director Stock Option           10.3
                         Agreement

   (a)10.4      -        Lease Agreement, dated July 27, 1981,                10.18
                         between the Greeneville-Greene County
                         Airport Authority and General Aviation
                         of Tennessee, Inc., as assumed by the
                         registrant by agreement, dated May 10,
                         1988

   (a)10.5      -        Assignment, Assumption and Release                   10.19
                         Agreement, dated May 10, 1988,
                         between Greeneville-Greene County
                         Airport, General Aviation, Inc., and
                         the registrant

   (a)10.6      -        Air Carrier Certificate, effective                   10.21
                         September 9, 1993

   (b)10.7      -        Lease between the Director of                        10.24
                         Development of the State of Ohio and
                         the registrant dated as of October 1,
                         1993

   (c)10.8      -        $5,062,250 Term Loan and Security                    10.25
                         Agreement, dated as of July 13, 1994,
                         among Third National Bank in
                         Nashville, the registrant and Landair
                         Transport, Inc.

   (c)10.9      -        $5,062,250 Term Promissory Note,                     10.26
                         dated July 13, 1994, among Third
                         National Bank in Nashville, the
                         registrant and Landair Transport, Inc.

   (c)10.10     -        $5,500,000 Line of Credit Loan                       10.27
                         Agreement, dated as of October 17,
                         1994, among First Tennessee Bank
                         National Association, the registrant,
                         and each of its Tennessee subsidiaries

   (c)10.11     -        $11,152,000 Equipment Loan                           10.30
                         Agreement, dated as of October 17,
                         1994, among First Tennessee Bank
                         National Association, the registrant,
                         Landair Transport, Inc. and Landair
                         International Airlines, Inc.

   (c)10.12     -        First Amendment to Loan and Security                 10.33
                         Agreements, dated as of October
                         20, 1994, among First Tennessee Bank
                         National Association, the registrant,
                         Landair Transport, Inc. and Landair
                         International Airlines, Inc.

   (c)10.13     -        Second Amendment to Loan and                         10.35
                         Security Agreements, dated as of
                         December 23, 1994, among First
                         Tennessee Bank National Association,
                         the registrant, Landair Transport, Inc.
                         and Landair International Airlines, Inc.

  (d,h)10.14    -        Registrant's Non-Employee Director                   10.2
                         Stock Option Plan



   (d)10.15     -        Third Amendment to Loan and Security                 10.3
                         Agreements, dated as of May 24, 1995,
                         among First Tennessee Bank National
                         Association, the registrant, Landair
                         Transport, Inc. and Landair
                         International Airlines, Inc.

   (d)10.16     -        First Amendment to Line of Credit                    10.4
                         Loan Agreement and to Amended and
                         Restated Security Agreement, dated as of
                         May 31, 1995, among First
                         Tennessee Bank National Association,
                         the registrant, and each of its Tennessee
                         subsidiaries

   (d)10.17     -        $15,000,000 Restated, Amended and                    10.5
                         Replacement Promissory Note (Line
                         of Credit), dated as of May 31, 1995,
                         between the registrant and First
                         Tennessee Bank National Association

   (d)10.18     -        $15,000,000 Restated, Amended and                    10.6
                         Replacement Promissory Note,
                         (Equipment Loan) dated as
                         of May 31, 1995, between the
                         registrant and First Tennessee Bank
                         National Association

   (d)10.19     -        Fourth Amendment to Loan and                         10.7
                         Security Agreements, dated as of May
                         31, 1995, among First Tennessee
                         Bank National Association, the
                         registrant, Landair Transport, Inc. and
                         Landair International Airlines, Inc.

   (d)10.20     -        Term Loan and Security Agreement,                    10.8
                         dated as of June 16, 1995, between
                         Third National Bank in Nashville,
                         the registrant and Landair Transport, Inc.




   (d)10.21     -        $4,118,700 Promissory Note, dated                    10.9
                         July 3, 1995, between the registrant,
                         Landair Transport, Inc. and Third
                         National Bank in Nashville

   (d)10.22     -        First Amendment to Term Loan and                     10.10
                         Security Agreement, dated as of June
                         16, 1995, among Third National Bank
                         in Nashville, the registrant and Landair
                         Transport, Inc.

   (f)10.23              Second Amendment to Line of Credit Loan              10.1
                         Agreement and to Amended and Restated Security
                         Agreement, dated as of January 28, 1997, among
                         First Tennessee Bank National Association, the
                         registrant, Landair Transport, Inc., Landair
                         International Airlines, Inc., Transportation
                         Properties, Inc. and Forward Air, Inc.

   (f)10.24              $15,000,000 Restated, Amended and Replacement        10.2
                         Promissory Note (Line of Credit), dated as of
                         January 28, 1997, among the registrant, Landair
                         Transport, Inc., Landair International Airlines,
                         Inc., Transportation Properties, Inc., Forward
                         Air, Inc. and First Tennessee Bank National
                         Association

   (g)21        -        Subsidiaries of the registrant

   (g)23        -        Consent of Ernst & Young LLP

   (g)27        -        Financial Data Schedule (Electronic Filing Only)


              (a) Filed as an exhibit to the registrant's Registration Statement of Form S-1, filed with the Commission on September 27, 1993.

              (b) Filed as an exhibit to the registrant's Annual Report on Form 10-K for the fiscal year ended December 25, 1993, filed with the Commission on March 25, 1994.

              (c) Filed as an exhibit to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the Commission on March 31, 1995.

              (d) Filed as an exhibit to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995, filed with the Commission on August 14, 1995.

              (e) Filed as an exhibit to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995, filed with the Commission on November 14, 1995.

              (f) Filed as an exhibit to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997, filed with the Commission on May 14, 1997.

              (g) Filed herewith.

              (h) Management contract or compensatory plan.