Form 10-Q
period 1998-03-31
LANDAIR SERVICES INC
filed 1998-05-12
CIK 912728

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 1998
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



The number of shares outstanding of the registrant's common stock, $.01 par value, as of April 27, 1998 was 6,146,891.

                                TABLE OF CONTENTS

                             LANDAIR SERVICES, INC.

PART I. FINANCIAL INFORMATION

                                                                                                   Page
                                                                                                   Number
                                                                                                   ------
ITEM 1.           Financial Statements (Unaudited)

                  Condensed Consolidated Balance Sheets -
                      March 31, 1998 and December 31, 1997                                            3

                  Condensed Consolidated Statements of Income -
                      Three months ended March 31, 1998 and 1997                                      4

                  Condensed Consolidated Statements of Cash Flows -
                      Three months ended March 31, 1998 and 1997                                      5

                  Notes to Condensed Consolidated Financial Statements -
                      March 31, 1998                                                                  6

ITEM 2.           Management's Discussion and Analysis of
                      Financial Condition and Results of Operations                                  10

PART II.          OTHER INFORMATION

ITEM 1.           Legal Proceedings                                                                  13

ITEM 2.           Changes in Securities                                                              13

ITEM 3.           Defaults Upon Senior Securities                                                    13

ITEM 4.           Submission of Matters to a Vote of Security Holders                                13

ITEM 5.           Other Information                                                                  13

ITEM 6.           Exhibits and Reports on Form 8-K                                                   13

SIGNATURES                                                                                           14

EXHIBIT INDEX                                                                                        15

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                             Landair Services, Inc.

                      Condensed Consolidated Balance Sheets


                                                                               March 31,  December 31,
                                                                                 1998        1997
                                                                               ---------------------
                                                                              (Unaudited)    (Note)
                                                                         (In thousands, except share data)
ASSETS

Current assets:
    Cash and cash equivalents                                                  $  1,164     $    686
    Accounts receivable, less allowance of $1,111 in 1998 and $928 in 1997       28,998       28,771
    Other current assets                                                          8,560        6,372
                                                                               ---------------------
Total current assets                                                             38,722       35,829

Property and equipment                                                          120,446      115,130
Less accumulated depreciation and amortization                                   38,272       35,933
                                                                               ---------------------
                                                                                 82,174       79,197

Other assets                                                                      3,367        3,305
                                                                               ---------------------

Total assets                                                                   $124,263     $118,331
                                                                               =====================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                           $  4,040     $  5,126
    Accrued expenses                                                             14,528       13,730
    Current portion of long-term debt                                            10,475       11,120
    Current portion of capital lease obligations                                  4,030        3,924
                                                                               ---------------------
Total current liabilities                                                        33,073       33,900

Long-term debt, less current portion                                             19,816       16,347
Capital lease obligations, less current portion                                   5,327        6,058
Deferred income taxes                                                            12,305       11,566

Shareholders' equity:
    Preferred stock                                                                  --           --
    Common stock, $.01 par value:
       Authorized shares - 20,000,000
       Issued and outstanding shares - 6,146,578 in 1998 and
         6,024,388 in 1997                                                           61           60
    Additional paid-in capital                                                   27,844       26,804
    Retained earnings                                                            25,837       23,596
                                                                               ---------------------
Total shareholders' equity                                                       53,742       50,460
                                                                               ---------------------
Total liabilities and shareholders' equity                                     $124,263     $118,331
                                                                               =====================


Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date, but does not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                             Landair Services, Inc.

                   Condensed Consolidated Statements of Income
                                   (Unaudited)




                                                        Three months ended
                                                    --------------------------
                                                     March 31,       March 31,
                                                       1998            1997
                                                    --------------------------
                                              (In thousands, except per share data)

Operating revenue                                   $ 52,855          $ 41,005

Operating expenses:
     Purchased transportation                         17,211            13,899
     Salaries, wages, and employee benefits           15,390            11,669
     Depreciation and amortization                     3,206             2,559
     Fuel and fuel taxes                               3,270             2,583
     Insurance and claims                              2,246             2,512
     Operating leases                                  1,778             1,481
     Other operating expenses                          5,391             4,380
                                                    --------------------------
                                                      48,492            39,083

Income from operations                                 4,363             1,922

Other income (expense):
     Interest expense                                   (677)             (681)
     Other, net                                           16                30
                                                    --------------------------
                                                        (661)             (651)

Income before income taxes                             3,702             1,271
Income taxes                                           1,461               500
                                                    --------------------------
Net income                                          $  2,241          $    771
                                                    ==========================

Net income per share:
     Primary                                        $    .37          $    .13
                                                    ==========================
     Diluted                                        $    .35          $    .13
                                                    ==========================
Dividends declared per share                              --                --
                                                    ==========================


See notes to condensed consolidated financial statements.

                             Landair Services, Inc.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                            Three months ended
                                                         ------------------------
                                                         March 31,       March 31,
                                                           1998            1997
                                                         ------------------------
                                                              (In thousands)

Cash from operations                                     $ 3,458          $ 3,091

Investing activities:
Proceeds from disposal of property and equipment             521              106
Purchases of property and equipment                       (6,635)          (4,967)
Other                                                       (106)             (23)
                                                         ------------------------
                                                          (6,220)          (4,884)

Financing activities:
Proceeds from long-term debt                               5,733            4,990
Payments of long-term debt                                (2,909)          (1,842)
Payments of capital lease obligations                       (625)            (845)
Proceeds from exercise of stock options                    1,041               --
                                                         ------------------------
                                                           3,240            2,303
                                                         ------------------------

Increase in cash and cash equivalents                    $   478          $   510
                                                         ========================


See notes to condensed consolidated financial statements.

                             Landair Services, Inc.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 1998

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Landair Services, Inc. annual report on Form 10-K for the year ended December 31, 1997.

NOTE 2 - INCOME TAXES

For the three months ended March 31, 1998 and 1997, the effective income tax rate varied from the statutory federal income tax rate of 34% primarily as a result of the effect of state income taxes, net of the federal benefit, and permanent differences.

NOTE 3 - EARNINGS PER SHARE

In 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share. Statement 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share and uses the treasury stock method in calculating dilution. All earnings per share amounts for all periods have been presented and restated to conform to Statement 128 requirements.

                             Landair Services, Inc.

NOTE 3 - EARNINGS PER SHARE (CONTINUED)

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                                                         Three months ended
                                                                                        ---------------------
                                                                                       March 31,     March 31,
                                                                                         1998          1997
                                                                                        ---------------------
Numerator:
     Numerator for basic and diluted
         earnings per share - net income                                                $2,241         $  771
                                                                                        =====================
Denominator:
     Denominator for basic earnings per share-
         weighted-average shares                                                         6,076          5,953
     Effect of dilutive stock options                                                      306            101
                                                                                        ---------------------
     Denominator for diluted earnings per share-
         adjusted weighted-average shares                                                6,382          6,054
                                                                                        =====================
Basic net income per share                                                              $  .37         $  .13
                                                                                        =====================
Diluted net income per share                                                            $  .35         $  .13
                                                                                        =====================
Securities that could potentially dilute basic net income per share in the future that were not included in the computation of diluted net income per share because to do so would have been antidilutive for the
     periods presented                                                                      --            448
                                                                                        =====================

                             Landair Services, Inc.

NOTE 4 - BUSINESS SEGMENTS

A summary of information about the Company's operations by segment for the three months ended March 31, 1998 and 1997 is as follows (in thousands):

                                                 Truckload      Forward Air
                                                 ---------      -----------
Three months ended March 31, 1998
Operating revenue from external customers         $24,005         $28,850
Intersegment revenue                                1,318              --
Segment income from operations                      1,581           2,782

Three months ended March 31, 1997
Operating revenue from external customers         $19,393         $21,612
Intersegment revenue                                1,152              --
Segment income from operations                        156           1,766


A reconciliation of reportable segment income from operations to the Company's consolidated totals is as follows (in thousands):

                                                      Three months ended
                                                    ----------------------
                                                    March 31,     March 31,
                                                      1998           1997
                                                    -----------------------
Total income from operations for reportable
   segments                                         $4,363           $1,922
Other profit or loss                                    --               --
                                                    -----------------------
Total consolidated income from operations           $4,363           $1,922
                                                    =======================

There was no material change in total assets by segment, as of March 31, 1998, from the amounts disclosed in the Company's annual report on Form 10-K for the year ended December 31, 1997.

                             Landair Services, Inc.

NOTE 5 - COMMITMENTS AND CONTINGENCIES

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

In connection with the Company's anticipated fuel requirements, the Company periodically enters into forward contracts for the purchase of fuel as deemed appropriate to reduce the risk of future fuel price increases. At March 31, 1998, the Company had commitments to purchase approximately 500,000 gallons of fuel per month through February 1999. The price required to be paid under the forward contracts is not materially different from the current market price at March 31, 1998. The Company is exposed to loss in the event of nonperformance by the other parties to the forward contracts; however, the Company does not anticipate nonperformance by the counterparties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated.



                                                      Three months ended
                                                    ----------------------
                                                    March 31,     March 31,
                                                      1998           1997
                                                    -----------------------

Operating revenue                                    100.0%          100.0%
Operating expenses:
      Purchased transportation                        32.6            33.9
      Salaries, wages, and employee
         benefits                                     29.1            28.5
      Depreciation and amortization                    6.0             6.2
      Fuel and fuel taxes                              6.2             6.3
      Insurance and claims                             4.2             6.1
      Operating leases                                 3.4             3.6
      Other operating expenses                        10.2            10.7
                                                     ---------------------
                                                      91.7            95.3
Income from operations                                 8.3             4.7
Other income (expense):
      Interest expense                                (1.3)           (1.7)
      Other, net                                        --             0.1
                                                     ---------------------
                                                      (1.3)           (1.6)
                                                     ---------------------
Income before income taxes                             7.0             3.1
Income taxes                                           2.8             1.2
                                                     ---------------------
Net income                                             4.2%            1.9%
                                                     =====================


Results of Operations

Operating revenue increased by $11.9 million, or 29%, to $52.9 million in the first quarter of 1998 from $41.0 million in 1997.

Purchased transportation was 32.6% of operating revenue in the first three months of 1998 compared to 33.9% in 1997. The decrease in purchased transportation as a percentage of operating revenue between periods was primarily attributable to a reduction in the ratio of owner- operator to Company-operated equipment in 1998. During the first three months of 1998 and 1997, approximately 40.1% and 41.9% of the Company's total average tractors in service were contracted through owner-operators.

Salaries, wages and benefits were 29.1% of operating revenue in the first three months of 1998 compared to 28.5% in 1997. The increase as a percentage of operating revenue in 1998 was due primarily to higher cargo handling wages and terminal managers' salaries required to operate additional terminals and greater operating volumes in the Company's Forward Air operations combined with an increase in the ratio of Company-operated to owner-operator equipment. These factors were partially offset by increased utilization of Company-operated equipment during the first three months of 1998 compared to 1997.

Depreciation and amortization expense as a percentage of operating revenue was 6.0% in the first quarter of 1998, compared to 6.2% in 1997. The improvement in depreciation and amortization expense as a percentage of operating revenue is primarily attributed to increased utilization of operating assets partially offset by additional depreciation and amortization as a result of a higher ratio of Company-operated to owner-operator equipment during the first three months of 1998 compared to the prior year.

Fuel and fuel taxes were 6.2% of operating revenue in the first quarter of 1998, compared to 6.3% in 1997. The decrease in fuel and fuel taxes as a percentage of operating revenue during 1998 resulted from a lower average fuel price per gallon coupled with improvements in the average miles per gallon and average revenue per loaded mile of the Company-operated tractor fleet. The increase in fuel and fuel taxes as a percentage of operating revenue during 1998 was also attributed to an increase in the ratio of Company-operated to owner-operator equipment.

Insurance and claims were 4.2% of operating revenue for the three months ended March 31, 1998, compared with 6.1% in 1997. The decrease in insurance and claims expense as a percentage of operating revenue is due primarily to a decrease in the severity of accidents and lower premium costs during the first quarter of 1998 compared with 1997.

Operating leases were 3.4% of operating revenue in the first quarter of 1998, compared to 3.6% in 1997. The decrease in operating lease expense as a percentage of operating revenue is attributed to increased utilization of leased operating equipment and facilities.

Other operating expenses were 10.2% of operating revenue in the first quarter of 1998 compared to 10.7% in 1997. The decrease in 1998 as a percentage of operating revenue is attributed to both a reduced operating cost structure and improvements in utilization levels in the Company's operations.

The effective tax rate for the first quarter of 1998 was 39.5% compared to 39.0% for 1997.

Forward Air Segment - Operating revenue in the Company's Forward Air operations increased by $7.2 million, or 33%, during the first three months of 1998 over the prior-year quarter and represented approximately 54.6% and 52.7% of the Company's total operating revenue for these periods, respectively. Operating revenue increases in the Forward Air operations resulted from increasing the number of operating terminals, enhancements to the Forward Air network and greater volume from domestic and international air cargo customers. The operating revenue increase in 1998 is also partially attributed to the acquisition on October 27, 1997 of the air cargo operating assets of Adams Air Cargo, Inc.

Forward Air income from operations increased by $1.0 million during the first three months of 1998 over the prior-year quarter. The increase in income from operations resulted from higher operating revenue, which was reduced in part by the incremental costs associated with such revenue.

Truckload Segment - Operating revenue in the Company's Truckload operations increased by $4.8 million, or 23%, during the first three months of 1998 over the prior-year quarter. The operating revenue increase in the Truckload operations resulted primarily from increases in equipment utilization, yield and additional tractors in service. During the first three months of 1998 and 1997, the average tractors in service utilized by the Truckload operations, including owner-operators, were 780 and 695, respectively.

Truckload income from operations increased by $1.4 million during the first three months of 1998 over the prior-year quarter. The increase in income from operations in 1998 was due mainly to a lower operating cost ratio resulting from an increase in equipment utilization and yield during the year.

Liquidity and Sources of Capital

Cash flows from operations were $3.5 million for the first three months of 1998 compared with $3.1 million in the same period of 1997. The $400,000 increase in cash flows from operations was principally attributable to increased business volumes and collection of the related accounts receivable.

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

(b) Reports on Form 8-K - The Company did not file any reports on Form 8-K during the three months ended March 31, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Landair Services, Inc.



Date:  May 8, 1998                            By:    /s/  Edward W. Cook
                                                  ------------------------------
                                                   Edward W. Cook
                                                   Chief Financial Officer
                                                   and Senior Vice President

                                  EXHIBIT INDEX


 Exhibit
 Number                                  Exhibit
 ------                                  -------

    10.1          $15,000,000 Restated, Amended and Replacement Promissory Note (Line
                  of Credit), dated as of January 30, 1998, among First Tennessee Bank
                  National Association, the registrant, Landair Transport, Inc., Landair
                  International Airlines, Inc., Transportation Properties, Inc. and Forward
                  Air, Inc.

    10.2          Third Amendment to Line of Credit Loan Agreement and to Amended and Restated
                  Security Agreement, dated as of January 30, 1998, among First Tennessee Bank
                  National Association, the registrant, Landair Transport, Inc., Landair
                  International Airlines, Inc., Transportation Properties, Inc., and Forward Air,
                  Inc.

    10.3          $15,000,000 Restated, Amended and Replacement Promissory Note
                  (Equipment Loan), dated as of January 30, 1998, among First Tennessee
                  Bank National Association, the registrant, Landair Transport, Inc., Landair
                  International Airlines, Inc., Transportation Properties, Inc. and Forward
                  Air, Inc.

    10.4          Sixth Amendment to Loan and Security Agreements, dated as of January
                  30, 1998, among First Tennessee Bank National Association, the registrant,
                  Landair Transport, Inc., Landair International Airlines, Inc.,
                  Transportation Properties, Inc. and Forward Air, Inc.

    10.5          Seventh Amendment to Loan and Security Agreements, dated as of January
                  30, 1998, among First Tennessee Bank National Association, the registrant,
                  Landair Transport, Inc., Landair International Airlines, Inc.,
                  Transportation Properties, Inc. and Forward Air, Inc.

    10.6          Eighth Amendment to Loan and Security Agreements, dated as of February
                  24, 1998, among First Tennessee Bank National Association, the registrant,
                  Landair Transport, Inc., Landair International Airlines, Inc.,
                  Transportation Properties, Inc. and Forward Air, Inc.

    10.7          Ninth Amendment to Loan and Security Agreements, dated as of March 24,
                  1998, among First Tennessee Bank National Association, the registrant,
                  Landair Transport, Inc., Landair International Airlines, Inc.,
                  Transportation Properties, Inc. and Forward Air, Inc.

 Exhibit
 Number                                  Exhibit
 ------                                  -------

    27.1          Financial Data Schedule - Period Ended March 31, 1998 (Electronic Filing
                  Only)

    27.2          Financial Data Schedule (Restated) - Year Ended December 31, 1996
                  (Electronic Filing Only)

    27.3          Financial Data Schedule (Restated) - Period Ended June 30, 1997
                  (Electronic Filing Only)

    27.4          Financial Data Schedule (Restated) - Period Ended September 30, 1997
                  (Electronic Filing Only)