Form 10-Q
period 1998-06-30
LANDAIR SERVICES INC
filed 1998-08-14
CIK 912728

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 1998
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

                        YES    X       NO
                             -----        -----


The number of shares outstanding of the registrant's common stock, $.01 par value, as of August 10, 1998 was 6,196,006.

                                TABLE OF CONTENTS

                             LANDAIR SERVICES, INC.


                                                                             Page
                                                                            Number
PART I.    FINANCIAL INFORMATION

ITEM 1.    Financial Statements (Unaudited)

           Condensed Consolidated Balance Sheets -
             June 30, 1998 and December 31, 1997                               3

           Condensed Consolidated Statements of Income -
             Three and six months ended June 30, 1998 and 1997                 4

           Condensed Consolidated Statements of Cash Flows -
             Six months ended June 30, 1998 and 1997                           5

           Notes to Condensed Consolidated Financial Statements -
             June 30, 1998                                                     6

ITEM 2.    Management's Discussion and Analysis of
             Financial Condition and Results of Operations                    11

PART II.   OTHER INFORMATION

ITEM 1.    Legal Proceedings                                                  16

ITEM 2.    Changes in Securities                                              16

ITEM 3.    Defaults Upon Senior Securities                                    16

ITEM 4.    Submission of Matters to a Vote of Security Holders                16

ITEM 5.    Other Information                                                  16

ITEM 6.    Exhibits and Reports on Form 8-K                                   16

SIGNATURES                                                                    17

EXHIBIT INDEX                                                                 18


PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

                             Landair Services, Inc.
                      Condensed Consolidated Balance Sheets

                                                               June 30,    December 31,
                                                                1998          1997
                                                          ================================
                                                             (Unaudited)     (Note)
                                                          (In thousands, except share data)
ASSETS

Current assets:
    Cash and cash equivalents                                 $    900      $    895
    Accounts receivable, less allowance of $963 in 1998
      and $753 in 1997                                          17,602        17,671
    Other current assets                                         1,869         1,752
                                                              ----------------------
Total current assets                                            20,371        20,318

Property and equipment                                          23,136        19,540
Less accumulated depreciation and amortization                   4,972         3,755
                                                              ----------------------
                                                                18,164        15,785

Other assets                                                     3,401         3,290
Deferred income taxes                                               --           572
Assets of discontinued operations                               98,356        97,208
                                                              ----------------------
Total assets                                                  $140,292      $137,173
                                                              ======================
LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                          $    244      $     72
    Accrued expenses                                             2,092         1,691
    Current portion of long-term debt                            1,989           625
    Current portion of capital lease obligations                   769           974
    Due to Truckload subsidiaries                               12,393        17,447
                                                              ----------------------
Total current liabilities                                       17,487        20,809

Long-term debt, less current portion                             3,319         3,508
Capital lease obligations, less current portion                  4,472         4,746
Deferred income taxes                                              608            --
Liabilities of discontinued operations                          57,833        57,650

Shareholders' equity:
    Preferred stock                                                 --            --
    Common stock, $.01 par value:
       Authorized shares - 20,000,000
       Issued and outstanding shares - 6,194,693 in 1998
         and 6,024,388 in 1997                                      62            60
    Additional paid-in capital                                  28,218        26,804
    Retained earnings                                           28,293        23,596
                                                              ----------------------
Total shareholders' equity                                      56,573        50,460
                                                              ----------------------
Total liabilities and shareholders' equity                    $140,292      $137,173
                                                              ======================


Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date, but does not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                             Landair Services, Inc.

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                        Three months ended                 Six months ended
                                                    ---------------------------       ---------------------------
                                                     June 30,        June 30,         June 30,        June 30,
                                                       1998            1997             1998            1997
                                                    ---------------------------       ---------------------------
                                                               (In thousands, except per share data)

Operating revenue                                   $ 30,739         $ 24,845         $ 59,589         $ 46,456

Operating expenses:
     Purchased transportation:
         Provided by Truckload                         1,036            1,423            2,354            2,575
         Provided by others                           12,383            9,318           23,439           18,007
     Salaries, wages and employee benefits             7,076            5,598           14,172           10,740
     Operating leases                                  1,528            1,372            3,068            2,721
     Insurance and claims                                780              762            1,660            1,432
     Depreciation and amortization                     1,030              648            1,984            1,206
     Other operating expenses                          3,197            2,534            6,418            4,819
                                                    --------------------------        --------------------------
                                                      27,030           21,655           53,095           41,500
                                                    --------------------------        --------------------------
Income from operations                                 3,709            3,190            6,494            4,956

Other income (expense):
     Interest expense                                   (215)            (200)            (425)            (407)
     Other, net                                            1              (55)              11              (58)
                                                    --------------------------        --------------------------
                                                        (214)            (255)            (414)            (465)
                                                    --------------------------        --------------------------
Income from continuing operations
    before income taxes                                3,495            2,935            6,080            4,491
Income taxes                                           1,328            1,162            2,348            1,754
                                                    --------------------------        --------------------------
Income from continuing operations                      2,167            1,773            3,732            2,737
                                                    --------------------------        --------------------------
Discontinued operations:
   Income (loss) from operations (less
      income taxes (benefit) of $409, $81,
      $850 and $(11), respectively)                      669              171            1,345              (23)
   Loss on spin-off (less income taxes of
      $380, $--, $380 and $--, respectively)            (380)              --             (380)              --
                                                    --------------------------        --------------------------
                                                         289              171              965              (23)
                                                    --------------------------        --------------------------
Net income                                          $  2,456         $  1,944         $  4,697         $  2,714
                                                    ==========================        ==========================
Income per share:
     Basic
        Income from continuing operations           $    .35         $    .30         $    .61         $    .46
        Income (loss) from discontinued
           operations                                    .05              .03              .16               --
                                                    --------------------------        --------------------------
        Net income                                  $    .40         $    .33         $    .77         $    .46
                                                    ==========================        ==========================
     Diluted
        Income from continuing operations           $    .34         $    .29         $    .58         $    .45
        Income (loss) from discontinued
           operations                                    .04              .03              .15               --
                                                    --------------------------        --------------------------
        Net income                                  $    .38         $    .32         $    .73         $    .45
                                                    ==========================        ==========================


See notes to condensed consolidated financial statements.

                             Landair Services, Inc.

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                 Six months ended
                                                          -----------------------------
                                                          June 30, 1998   June 30, 1997
                                                          -------------   -------------
                                                                 (In thousands)

Cash provided by operations                                  $ 1,598        $ 1,832

Investing activities:
Proceeds from disposal of property and equipment                  15             --
Purchases of property and equipment                           (3,609)        (2,268)
Other                                                           (111)           (25)
                                                             -------        -------
                                                              (3,705)        (2,293)
Financing activities:
Proceeds from long-term debt                                   2,394          1,117
Payments of long-term debt                                    (1,219)            --
Payments of capital lease obligations                           (479)          (798)
Common Stock issued under employee stock purchase plan            70             55
Proceeds from exercise of stock options                        1,346             --
                                                             -------        -------
                                                               2,112            374
                                                             -------        -------

Increase (decrease) in cash and cash equivalents             $     5        $   (87)
                                                             =======        =======


See notes to condensed consolidated financial statements.

                             Landair Services, Inc.

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 1998

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Landair Services, Inc. annual report on Form 10-K for the year ended December 31, 1997.

2.  ACCOUNTING PRONOUNCEMENT

As of January 1, 1998, the Company adopted Statement No. 130, Reporting Comprehensive Income. Statement No. 130 establishes standards for the reporting and display of comprehensive income and its components; however, the adoption of this Statement had no impact on the Company's net income or shareholders' equity. The Company has no items of other comprehensive income to be reported under the provisions of Statement No. 130.

3.  DISCONTINUED OPERATIONS

The accompanying condensed consolidated financial statements include Landair Services, Inc. and its subsidiaries. On July 9, 1998 (the "Measurement Date"), the Board of Directors of the Company authorized the separation of the Company into two publicly-held corporations, one owning and operating the deferred air freight operations and the other owning and operating the Truckload operations (the "Distribution"). The consummation of the Distribution is subject to the satisfaction of a number of conditions. Management anticipates the Distribution will be completed in September 1998.

                             Landair Services, Inc.

              Notes to Condensed Consolidated Financial Statements

3.  DISCONTINUED OPERATIONS (CONTINUED)

The Distribution will be effected through the distribution to shareholders of the Company of all the outstanding shares of common stock of a new truckload holding company, Landair Corporation. Landair Corporation will be the legal entity that will own and operate the Truckload operations. Pursuant to the Distribution, the common stock of Landair Corporation will be distributed to the shareholders of the Company on a pro rata basis of one share of Landair Corporation common stock for every one share of the Company common stock held. Subsequent to the Distribution, the Company will be the legal entity that will own and operate the deferred air freight operations through its operating subsidiaries. Additionally, subject to shareholder approval, the name Landair Services, Inc. will be changed to Forward Air Corporation. As a result of the planned Distribution, the results of operations and cash flows of the Truckload operations have been reported as discontinued operations for all periods presented in the accompanying condensed consolidated financial statements.

As used in the accompanying condensed consolidated financial statements, the term "Forward Air" refers to the deferred air freight operations; the term "Truckload" refers to the truckload operations; and the term "the Company" refers to the entity which, prior to the Distribution, operates both the deferred air freight and truckload groups and which, after the Distribution, will operate the deferred air freight group.

Summarized financial information of the discontinued Truckload operations is presented in the following tables:

     Net assets of the discontinued Truckload operations, as of June 30, 1998, are as follows (in thousands):

     Current assets                                                  $  30,261
     Property and equipment, net                                        68,062
     Other assets                                                           33
                                                                     ---------
          Assets of discontinued operations                             98,356
                                                                     ---------
     Current liabilities                                               (30,080)
     Long-term debt and capital lease obligations                      (14,807)
     Deferred income taxes                                             (12,946)
                                                                     ---------
          Liabilities of discontinued operations                       (57,833)
                                                                     ---------
          Net assets of discontinued Truckload operations            $  40,523
                                                                     =========

                             Landair Services, Inc.

              Notes to Condensed Consolidated Financial Statements


3.  DISCONTINUED OPERATIONS (CONTINUED)

        Income (loss) from discontinued Truckload operations for the three and six month periods ended June 30, 1998 and 1997 are as follows (in thousands):

                                      Three months ended         Six months ended
                                      ------------------         ----------------
                                     June 30,   June 30,      June 30,      June 30,
                                       1998       1997          1998          1997
                                     --------   --------      --------       ------
        Operating revenue           $ 26,220    $ 22,080      $ 51,543      $ 42,625
        Operating expenses            24,705      21,265        48,450        41,655
                                    --------    --------      --------      --------
        Income from operations         1,515         815         3,093           970
        Interest expense                (457)       (459)         (924)         (933)
        Other, net                        20        (104)           26           (71)
                                    --------    --------      --------      --------
        Income (loss) before
           income taxes                1,078         252         2,195           (34)
        Income taxes (benefit)           409          81           850           (11)
                                    --------    --------      --------      --------
        Income (loss) from
           discontinued Truckload
           operations               $    669    $    171      $  1,345      $    (23)
                                    ========    ========      ========      ========


The loss on spin-off of discontinued operations in the amount of $380,000 recorded in the three and six month periods ended June 30, 1998, represents the cost of separating the two businesses which includes direct costs such as professional fees and other costs of establishing Landair Corporation as a separate public company net of the estimated income before income taxes of the Truckload operations through the planned spin-off date. It is expected that the spin-off will be completed in September 1998.

                             Landair Services, Inc.

4. NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                               Three months ended         Six months ended
                                                             ---------------------      ---------------------
                                                             June 30,     June 30,      June 30,     June 30,
                                                               1998         1997          1998         1997
                                                             --------     --------      --------     --------
Numerator:
     Numerator for basic and diluted income per share:
           Income from continuing operations                 $ 2,167       $1,773       $ 3,732       $ 2,737
           Income (loss) from discontinued operations            289          171           965           (23)
                                                             -------       ------       -------       -------
           Net income                                        $ 2,456       $1,944       $ 4,697       $ 2,714
                                                             =======       ======       =======       =======
Denominator:
     Denominator for basic income per share-
         weighted-average shares                               6,177        5,953         6,127         5,953
     Effect of dilutive stock options                            282          137           293           119
                                                             -------       ------       -------       -------
     Denominator for diluted income per share-
         adjusted weighted-average shares                      6,459        6,090         6,420         6,072
                                                             =======       ======       =======       =======
Income per share - basic:
     Income from continuing operations                       $   .35       $  .30       $   .61       $   .46
     Income (loss) from discontinued operations                  .05          .03           .16            --
                                                             -------       ------       -------       -------
     Net income                                              $   .40       $  .33       $   .77       $   .46
                                                             =======       ======       =======       =======
Income per share - diluted:
     Income from continuing operations                       $   .34       $  .29       $   .58       $   .45
     Income (loss) from discontinued operations                  .04          .03           .15            --
                                                             -------       ------       -------       -------
     Net income                                              $   .38       $  .32       $   .73       $   .45
                                                             =======       ======       =======       =======
Securities that could potentially dilute basic
     income per share in the future that were
     not included in the computation of diluted
     income per share because to do so would
     have been antidilutive for the periods
     presented                                                    --          461            --           461
                                                             =======       ======       =======       =======

5.  INCOME TAXES

For the three and six months ended June 30, 1998 and 1997, the effective income tax rate varied from the statutory federal income tax rate of 34% primarily as a result of the effect of state income taxes, net of the federal benefit, and permanent differences.

                             Landair Services, Inc.

                                   (Unaudited)

6.  CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On July 9, 1998, the Board of Directors of the Company authorized the separation of the Company into two publicly-held corporations, one owning and operating the deferred air freight operations and the other owning and operating the Truckload operations. The consummation of the Distribution is subject to the satisfaction of a number of conditions. Management anticipates the Distribution will be completed in September 1998.

The Distribution will be effected through the distribution to shareholders of the Company of all the outstanding shares of common stock of a new truckload holding company, Landair Corporation. Landair Corporation will be the legal entity that will own and operate the Truckload operations. Pursuant to the Distribution, the common stock of Landair Corporation will be distributed to the shareholders of the Company on a pro rata basis of one share of Landair Corporation common stock for every one share of the Company common stock held. Subsequent to the Distribution, the Company will be the legal entity that will own and operate the deferred air freight operations through its operating subsidiaries. Additionally, subject to shareholder approval, the name Landair Services, Inc. will be changed to Forward Air Corporation. As a result of the planned Distribution, the results of operations and cash flows of the Truckload operations have been reported as discontinued operations for all periods presented in the accompanying condensed consolidated financial statements. The following does not include a discussion and analysis of the discontinued Truckload operations.

The following table sets forth the percentage relationship of expense items to operating revenue from continuing operations for the periods indicated.

                                         Three months ended       Six months ended
                                        --------------------     -------------------
                                        June 30,    June 30,     June 30,   June 30,
                                          1998        1997         1998       1997
                                        -------------------      -------------------
Operating revenue                        100.0%      100.0%      100.0%      100.0%
Operating expenses:
     Purchased transportation             43.7        43.3        43.3        44.3
     Salaries, wages and employee
        benefits                          23.0        22.5        23.8        23.1
     Depreciation and amortization         3.4         2.6         3.3         2.6
     Insurance and claims                  2.5         3.1         2.8         3.1
     Operating leases                      5.0         5.5         5.1         5.9
     Other operating expenses             10.3        10.2        10.8        10.3
                                       --------------------    --------------------
                                          87.9        87.2        89.1        89.3
Income from operations                    12.1        12.8        10.9        10.7
Other income (expense):
     Interest expense                     (0.7)       (0.8)       (0.7)       (0.9)
     Other, net                             --        (0.2)         --        (0.1)
                                       --------------------    --------------------
                                          (0.7)       (1.0)       (0.7)       (1.0)
                                       --------------------    --------------------
Income before income taxes                11.4        11.8        10.2         9.7
Income taxes                               4.4         4.7         3.9         3.8
                                       --------------------    --------------------
Income from continuing operations          7.0         7.1         6.3         5.9
                                       --------------------    --------------------
Discontinued operations:
   Income (loss) from operations           2.2         0.7         2.3        (0.1)
   Loss on spin-off                       (1.2)         --        (0.7)         --
                                       --------------------    --------------------
Net income                                 8.0%        7.8%        7.9%        5.8%
                                       ====================    ====================


Results of Operations

Operating revenue increased 23.7% in the second quarter of 1998 to $30.7 million, up $5.9 million over the second quarter of 1997. For the first six months of 1998 operating revenue increased by $13.1 million, or 28.2% to $59.6 million from $46.5 million for the same period of time in 1997. The operating revenue increases during the second quarter and first half of 1998 resulted primarily from increased volume from domestic and international air cargo customers, increased operating terminals and direct shuttles, and enhanced logistics services. The operating revenue increases in 1998 are also partially attributed to the acquisition on October 27, 1997 of the air cargo operating assets of Adams Air Cargo, Inc.

Purchased transportation was 43.7% and 43.3% of operating revenue for the three months and six months ended June 30, 1998, respectively, compared to 43.3% and 44.3% for the same periods in 1997. The decrease in purchased transportation as a percentage of operating revenue for the first half of 1998 was primarily attributable to operating efficiencies resulting from increased volume of freight through the Forward Air network coupled with an increase in logistics services revenue which does not involve the transportation of freight.

Salaries, wages and employee benefits were 23.0% and 23.8% of operating revenue for the three months and six months ended June 30, 1998, respectively, compared to 22.5% and 23.1% for the same periods in 1997. The increase in salaries, wages and employee benefits as a percentage of operating revenue between periods was due primarily to additional cargo handling wages and supervisory salaries required to operate Company-operated terminals that were added since the preceding period. The increase was also partially attributed to an increase in labor associated with logistics services revenue as the Company continues to expand in this area.

Depreciation and amortization expense was 3.4% and 3.3% of operating revenue for the three months and six months ended June 30, 1998, respectively, compared to 2.6% for each of the same periods ended in 1997. The increase in depreciation and amortization expense as a percentage of operating revenue is attributed to the implementation of the Company's integrated freight order entry, tracking and billing information system during the second half of 1997 coupled with additional operating equipment required to operate Company-operated terminals that were added from the preceding period.

Insurance and claims were 2.5% and 2.8% of operating revenue for the three months and six months ended June 30, 1998, respectively, compared to 3.1% for each of the same periods in 1997. The decrease in insurance and claims as a percentage of operating revenue is due primarily to a decrease in the frequency and severity of accidents and lower premium costs.

Operating leases, the largest component of which is terminal rent, were 5.0% and 5.1% of operating revenue for the three months and six months ended June 30, 1998, respectively, compared to 5.5% and 5.9% for the same periods in 1997. The decrease in operating leases as a percentage of operating revenue between periods is attributed to greater operating revenue through the Forward Air network and the growth of logistics services revenue.

Other operating expenses were 10.3% and 10.8% of operating revenue for the three months and six months ended June 30, 1998, respectively, compared to 10.2% and 10.3% for the same periods in 1997. The increase in other operating expenses as a percentage of operating revenue between periods is primarily attributed to higher equipment maintenance and fuel costs associated with Company-operated transportation equipment acquired in the acquisition on October 27, 1997 of the air cargo operating assets of Adams Air Cargo, Inc. which were partially offset by a lower operating cost structure due to increased operating revenue and a reduction in commissions paid to agent terminals.

Interest expense was $215,000 and $425,000 for the three months and six months ended June 30, 1998, respectively, compared to $200,000 and $407,000 for the same periods in 1997.

The combined federal and state effective tax rate for the three months and six months ended June 30, 1998 was 38.0% and 38.6%, respectively, compared to a rate of 39.6% and 39.1% for the same periods in 1997.

As a result of the foregoing factors, income from continuing operations for the three months and six months ended June 30, 1998 was $2.2 million and $3.7 million, respectively, compared to $1.8 million and $2.7 million for the same periods in 1997.

Liquidity and Sources of Capital

Cash flows from operations were $1.6 million for the first six months of 1998 compared with $1.8 million in the same period of 1997. The $234,000 decrease in cash flows from operations was a result of increases in working capital accounts.

The Company's Truckload operations have historically contributed a significant portion of the Company's total revenue and operating income. Although the cash generated by the Truckload operations will no longer be available to the Company after the Distribution, the Distribution is not expected to adversely affect the Company's ability to conduct and expand its operations. Management believes available borrowing under existing lines of credit, future borrowing under installment notes for revenue equipment, and cash generated by operations will be sufficient to fund the Company's cash needs and anticipated capital expenditures over the near term.

In preparation for the Distribution, the Company is negotiating with its present lenders to obtain separate credit facilities for each of the Company and Landair Corporation. In addition, the Company expects to eliminate guarantees of indebtedness and cross-collateralization between the Company and Landair Corporation. The Company's proposed new credit facilities are to include a working capital line of credit and an equipment financing facility. These credit facilities are expected to permit the Company to borrow up to $20 million under the working capital line of credit and $15 million under the equipment financing facility. Interest rates for advances under the facilities will vary based on covenants related to total indebtedness, cash flows, results of operations and other ratios. The facilities will bear interest at LIBOR plus 1.0% to 2.5%, expire in August 2000, and will be secured by accounts receivable and certain revenue equipment. Availability under the proposed line of credit is expected to be reduced by the amount of outstanding letters of credit. Among other restrictions, the terms of the proposed line of credit are expected to require maintenance of certain levels of net worth and other financial ratios.

Forward-Looking Statements

The Company, or its executive officers and directors on behalf of the Company, may from time to time make written or oral "forward-looking statements." Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases and in reports to shareholders. Oral forward-looking statements may be made by the Company's executive officers and directors on behalf of the Company to the press, potential investors, securities analysts and others. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements. The Company relies on this safe harbor in making such disclosures. In connection with this safe harbor provision, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Without limitation, factors that might cause such a difference include economic factors such as recessions, inflation, higher interest rates and downturns in customer business cycles, the Company's inability to maintain its historical growth rate due to a decreased volume of freight moving through the Company's network, competition, surplus inventories, loss of a major customer, the Company's lack of prior operating history as an entity independent of the Truckload operations, the ability of the Company's information systems to handle increased volume of freight moving through its network, and the availability and compensation of qualified independent owner-operators to serve the Company's transportation needs. The Company disclaims any intent or obligation to update these forward-looking statements.

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

(b) Reports on Form 8-K - The Company did not file any reports on Form 8-K during the three months ended June 30, 1998.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             Landair Services, Inc.



Date:  August 12, 1998                       By: /s/ Edward W. Cook
                                                 ------------------------------
                                                 Edward W. Cook
                                                 Chief Financial Officer
                                                 and Senior Vice President