Form 10-Q
period 1998-09-30
FORWARD AIR CORP
filed 1998-11-16
CIK 912728

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 1998
                          Commission File No. 000-22490


                             FORWARD AIR CORPORATION
                        (FORMERLY LANDAIR SERVICES, INC.)
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


       Registrant's telephone number, including area code: (423) 636-7100




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



The number of shares outstanding of the registrant's common stock, $.01 par value, as of November 6, 1998 was 6,293,542.

                                TABLE OF CONTENTS

            FORWARD AIR CORPORATION (FORMERLY LANDAIR SERVICES, INC.)

                                                                                             Page
                                                                                            Number
                                                                                            ------
PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets -
              September 30, 1998 and December 31, 1997                                        3

          Condensed Consolidated Statements of Income -
              Three and nine months ended September 30, 1998 and 1997                         4

          Condensed Consolidated Statements of Cash Flows -
              Nine months ended September 30, 1998 and 1997                                   5

          Notes to Condensed Consolidated Financial Statements -
              September 30, 1998                                                              6

ITEM 2.   Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                  11

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                                  18

ITEM 2.   Changes in Securities                                                              18

ITEM 3.   Defaults Upon Senior Securities                                                    18

ITEM 4.   Submission of Matters to a Vote of Security Holders                                18

ITEM 5.   Other Information                                                                  19

ITEM 6.   Exhibits and Reports on Form 8-K                                                   19

SIGNATURES                                                                                   20

EXHIBIT INDEX                                                                                21

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)


                             Forward Air Corporation
                      Condensed Consolidated Balance Sheets

                                                                                       September 30,       December 31,
                                                                                           1998               1997
                                                                                          -------            --------
                                                                                        (Unaudited)           (Note)
                                                                                       (In thousands, except share data)
ASSETS
Current assets:
    Cash and cash equivalents                                                             $    96            $    895
    Accounts receivable, less allowance of $925 in 1998 and $753 in 1997                   19,247              17,671
    Other current assets                                                                    2,337               1,752
                                                                                          -------            --------
Total current assets                                                                       21,680              20,318

Property and equipment                                                                     38,906              19,540
Less accumulated depreciation and amortization                                              9,219               3,755
                                                                                          -------            --------
                                                                                           29,687              15,785

Other assets                                                                                3,487               3,290
Deferred income taxes                                                                          --                 572
Assets of discontinued operations                                                              --              97,208
                                                                                          -------            --------
Total assets                                                                              $54,854            $137,173
                                                                                          =======            ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                                      $ 2,475            $     72
    Accrued expenses                                                                        5,985               1,691
    Current portion of long-term debt                                                       4,758                 625
    Current portion of capital lease obligations                                            1,003                 974
    Due to truckload subsidiaries                                                              --              17,447
                                                                                          -------            --------
Total current liabilities                                                                  14,221              20,809

Long-term debt, less current portion                                                       19,362               3,508
Capital lease obligations, less current portion                                             5,212               4,746
Deferred income taxes                                                                         214                  --
Liabilities of discontinued operations                                                         --              57,650

Shareholders' equity:
    Preferred stock                                                                            --                  --
    Common stock, $.01 par value:
       Authorized shares - 20,000,000
       Issued and outstanding shares - 6,293,542 in 1998 and 6,024,388 in 1997                 63                  60
    Additional paid-in capital                                                             15,592              26,804
    Retained earnings                                                                         190              23,596
                                                                                          -------            --------
Total shareholders' equity                                                                 15,845              50,460
                                                                                          -------            --------
Total liabilities and shareholders' equity                                                $54,854            $137,173
                                                                                          =======            ========


Note: The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date, but does not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements.

See notes to condensed consolidated financial statements.

                             Forward Air Corporation

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                            Three months ended                          Nine months ended
                                                      ---------------------------------         ----------------------------------
                                                      September 30,       September 30,          September 30,       September 30,
                                                           1998                1997                  1998               1997
                                                         --------             --------             --------             --------
                                                                         (In thousands, except per share data)
Operating revenue                                        $ 33,354             $ 28,901             $ 92,943             $ 75,357

Operating expenses:
     Purchased transportation:
         Provided by Landair Corporation                    1,339                1,811                4,268                4,386
         Provided by others                                13,232               10,507               36,096               28,514
     Salaries, wages and employee benefits                  7,704                6,199               21,876               16,939
     Operating leases                                       1,717                1,516                4,785                4,237
     Depreciation and amortization                          1,193                  746                3,177                1,952
     Insurance and claims                                     700                  669                2,360                2,101
     Other operating expenses                               3,257                2,900                9,675                7,719
                                                         --------             --------             --------             --------
                                                           29,142               24,348               82,237               65,848
                                                         --------             --------             --------             --------
Income from operations                                      4,212                4,553               10,706                9,509

Other income (expense):
     Interest expense                                        (236)                (197)                (661)                (604)
     Other, net                                                 2                   (2)                  13                  (60)
                                                         --------             --------             --------             --------
                                                             (234)                (199)                (648)                (664)
                                                         --------             --------             --------             --------

Income from continuing operations
    before income taxes                                     3,978                4,354               10,058                8,845
Income taxes                                                1,510                1,743                3,858                3,497
                                                         --------             --------             --------             --------
Income from continuing operations                           2,468                2,611                6,200                5,348
                                                         --------             --------             --------             --------
Discontinued operations:
    Income from operations (less income taxes
       of $--, $269, $850 and $258,
       respectively)                                           --                  566                1,345                  543
    Loss on spin-off (less income taxes of
       $--, $--, $380 and $--, respectively)                   --                   --                 (380)                  --
                                                         --------             --------             --------             --------
                                                               --                  566                  965                  543
                                                         --------             --------             --------             --------
Net income                                               $  2,468             $  3,177             $  7,165             $  5,891
                                                         ========             ========             ========             ========

Income per share:
     Basic
        Income from continuing operations                $    .40             $    .44             $   1.00             $    .90
        Income from discontinued operations                    --                  .09                  .16                  .09
                                                         --------             --------             --------             --------
        Net income                                       $    .40             $    .53             $   1.16             $    .99
                                                         ========             ========             ========             ========

     Diluted
        Income from continuing operations                $    .39             $    .42             $    .97             $    .87
        Income from discontinued operations                    --                  .09                  .15                  .09
                                                         --------             --------             --------             --------
        Net income                                       $    .39             $    .51             $   1.12             $    .96
                                                         ========             ========             ========             ========

See notes to condensed consolidated financial statements.

                             Forward Air Corporation

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                               Nine months ended
                                                                      ---------------------------------
                                                                      September 30,       September 30,
                                                                          1998                 1997
                                                                        --------             -------
                                                                                (In thousands)

Cash provided by (used in) operations                                   $ (4,708)            $ 2,522

Investing activities:
Proceeds from disposal of property and equipment                              19                  --
Purchases of property and equipment                                      (10,000)             (2,331)
Contribution of capital to Landair Corporation                            (5,000)                 --
Other                                                                       (197)                 (3)
                                                                        --------             -------
                                                                         (15,178)             (2,334)

Financing activities:
Proceeds from long-term debt                                              23,996                 580
Payments of long-term debt                                                (6,647)                 --
Payments of capital lease obligations                                       (736)               (971)
Common Stock issued under employee stock purchase plan                        --                  55
Proceeds from exercise of stock options                                    2,474                  78
                                                                        --------             -------
                                                                          19,087                (258)
                                                                        --------             -------

Decrease in cash and cash equivalents                                   $   (799)            $   (70)
                                                                        ========             =======

Non-cash transactions:
    Distribution of net assets of Landair Corporation                   $(44,254)            $    --
                                                                        ========             =======
    Contribution of net assets by Landair Corporation to the
        Company                                                         $  2,379             $    --
                                                                        ========             =======


See notes to condensed consolidated financial statements.

                             Forward Air Corporation

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 1998

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Forward Air Corporation (formerly Landair Services, Inc.) annual report on Form 10-K for the year ended December 31, 1997 and in the Form 8-K filed on September 4, 1998.

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

3.  DISCONTINUED OPERATIONS

The accompanying condensed consolidated financial statements include Forward Air Corporation and its subsidiaries. On July 9, 1998 (the "Measurement Date"), the Board of Directors of the Company authorized the separation of the Company into two publicly-held corporations, one owning and operating the deferred air freight operations and the other owning and operating the truckload operations (the "Spin-off").

                             Forward Air Corporation

3.  DISCONTINUED OPERATIONS (CONTINUED)

The Spin-off was effected on September 23, 1998 through the distribution to shareholders of the Company of all the outstanding shares of common stock of a new truckload holding company, Landair Corporation. Pursuant to the Spin-off, the common stock of Landair Corporation was distributed on a pro rata basis of one share of Landair Corporation common stock for every share of the Company's common stock. Subsequent to the Spin-off, the Company has continued as the legal entity that owns and operates the deferred air freight operations through its operating subsidiaries and Landair Corporation is the legal entity that owns and operates the truckload operations. Additionally, the name Landair Services, Inc. was changed to Forward Air Corporation on August 26, 1998. As a result of the Spin-off, the results of operations and cash flows of the truckload operations have been reported as discontinued operations for all periods presented in the accompanying condensed consolidated financial statements.

As used in the accompanying condensed consolidated financial statements, the term "Forward Air" refers to the deferred air freight operations; the term "truckload" refers to the truckload operations; and the term "the Company" refers to the entity which, prior to the Spin-off, operated both the deferred air freight and truckload groups and which, after the Spin-off, operates the deferred air freight group.

A summary of the net assets distributed to Landair Corporation on September 23, 1998 is as follows (in thousands):

         Current assets                                          $ 22,754
         Property and equipment, net                               62,244
         Other assets                                                  39
                                                                 --------
              Assets of discontinued operations                    85,037
                                                                 --------
         Current liabilities                                      (21,009)
         Long-term debt and capital lease obligations              (7,972)
         Deferred income taxes                                    (11,802)
                                                                 --------
              Liabilities of discontinued operations              (40,783)
                                                                 --------
              Net assets of discontinued operations              $ 44,254
                                                                 ========

Prior to the Spin-off, the Company made a $5.0 million contribution of capital in the form of cash to Landair Corporation. In addition, Landair Corporation contributed to the Company approximately $2.4 million of net assets related to the Forward Air operations. The above net assets include these transactions. The distribution of the net assets of Landair Corporation on September 23, 1998, was charged to retained earnings, to the extent that the Company had positive retained earnings, with the remainder to additional paid-in capital.

                             Forward Air Corporation

3.  DISCONTINUED OPERATIONS (CONTINUED)

Summarized income statement information relating to the truckload operations (as reported in discontinued operations) is as follows (in thousands):

                                     Three months ended                 Nine months ended
                               ------------------------------      -----------------------------
                               September 30,    September 30,      September 30,   September 30,
                                  1998(1)           1997               1998(1)         1997
                                 --------          --------           --------        --------
Operating revenue                $     --          $ 23,367           $ 51,543        $ 65,993
Operating expenses                     --            22,113             48,450          63,770
                                 --------          --------           --------        --------
Income from operations                 --             1,254              3,093           2,223
Interest expense                       --              (453)              (924)         (1,386)
Other, net                             --                34                 26             (36)
                                 --------          --------           --------        --------
Income before income taxes             --               835              2,195             801
Income taxes                           --               269                850             258
                                 --------          --------           --------        --------
Income from discontinued
    truckload operations         $     --          $    566           $  1,345        $    543
                                 ========          ========           ========        ========

(1) The fiscal 1998 summarized income statement information above includes the results of operations only through July 9, 1998 as a result of the July 9, 1998 Measurement Date.

                             Forward Air Corporation

4.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                 Three months ended             Nine months ended
                                                            ----------------------------  ----------------------------
                                                            September 30,  September 30,  September 30,  September 30,
                                                                1998           1997           1998           1997
                                                               ------         ------         ------         ------
Numerator:
     Numerator for basic and diluted income per share:
           Income from continuing operations                   $2,468         $2,611         $6,200         $5,348
           Income from discontinued operations                     --            566            965            543
                                                                                             ------         ------
           Net income                                          $2,468         $3,177         $7,165         $5,891
                                                               ======         ======         ======         ======

Denominator:
     Denominator for basic income per share-
         weighted-average shares                                6,239          5,966          6,164          5,957
     Effect of dilutive stock options                             158            245            249            161
                                                               ------         ------         ------         ------
     Denominator for diluted income per share-
         adjusted weighted-average shares                       6,397          6,211          6,413          6,118
                                                               ======         ======         ======         ======
Income per share - basic:
     Income from continuing operations                         $  .40         $  .44         $ 1.00         $   90
     Income from discontinued operations                           --            .09            .16            .09
                                                               ------         ------         ------         ------
     Net income                                                $  .40         $  .53         $ 1.16         $  .99
                                                               ======         ======         ======         ======
Income per share - diluted:
     Income from continuing operations                         $  .39         $  .42         $  .97         $  .87
     Income from discontinued operations                           --            .09            .15            .09
                                                               ------         ------         ------         ------
     Net income                                                $  .39         $  .51         $ 1.12         $  .96
                                                               ======         ======         ======         ======
Securities that could potentially dilute basic
     income per share in the future that
     were not included in the computation of
     diluted income per share because to do
     so would have been antidilutive for the
     periods presented                                             15             60             15             60
                                                               ======         ======         ======         ======

5.  LONG-TERM DEBT

Effective with the Spin-off of Landair Corporation on September 23, 1998, the Company entered into a $20.0 million working capital line of credit facility and a $15.0 million equipment financing facility with a Tennessee bank which expires in August 2000. Interest rates for advances under the facilities vary from LIBOR plus 1.0% to 1.9% based on covenants related to total indebtedness, cash flows, results of operations and other ratios. Accounts receivable and certain revenue equipment secure the facilities. Outstanding letters of credit reduce availability under the working capital line of credit. As of September 30, 1998, the Company had no borrowings and

                             Forward Air Corporation

5.  LONG-TERM DEBT (CONTINUED)

$3.2 million of letters of credit outstanding under the working capital line of credit facility and $15.0 million outstanding under the equipment financing facility.

The facilities contain, among other things, restrictions that require the Company to maintain certain levels of net worth and other financial ratios. The Company was in compliance with these covenants at September 30, 1998.

6.  INCOME TAXES

For the three and nine months ended September 30, 1998 and 1997, the effective income tax rate varied from the statutory federal income tax rate of 34% primarily as a result of the effect of state income taxes, net of the federal benefit, and permanent differences.

7.  CONTINGENCIES

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

On July 9, 1998, the Board of Directors of the Company authorized the separation of the Company into two publicly-held corporations, one owning and operating the deferred air freight operations and the other owning and operating the truckload operations (the "Spin-off").

The Spin-off was effected on September 23, 1998 through the distribution to shareholders of the Company of all the outstanding shares of common stock of a new truckload holding company, Landair Corporation. Pursuant to the Spin-off, the common stock of Landair Corporation was distributed on a pro rata basis of one share of Landair Corporation common stock for every share of the Company's common stock. Subsequent to the Spin-off, the Company has continued as the legal entity that owns and operates the deferred air freight operations through its operating subsidiaries and Landair Corporation is the legal entity that owns and operates the truckload operations. Additionally, the name Landair Services, Inc. was changed to Forward Air Corporation on August 26, 1998. As a result of the Spin-off, the results of operations and cash flows of the truckload operations have been reported as discontinued operations for all periods presented in the accompanying condensed consolidated financial statements. The following does not include a discussion and analysis of the discontinued truckload operations.

The following table sets forth the percentage relationship of expense items to operating revenue from continuing operations for the periods indicated.

                                                     Three months ended                      Nine months ended
                                              --------------------------------       --------------------------------
                                              September 30,      September 30,       September 30,       September 30,
                                                 1998                1997                1998                1997
                                                ------              ------              ------              ------
Operating revenue                                100.0%              100.0%              100.0%              100.0%
Operating expenses:
     Purchased transportation                     43.7                42.6                43.4                43.7
     Salaries, wages and employee
        benefits                                  23.1                21.4                23.6                22.5
     Operating leases                              5.1                 5.3                 5.2                 5.6
     Depreciation and amortization                 3.6                 2.6                 3.4                 2.6
     Insurance and claims                          2.1                 2.3                 2.5                 2.8
     Other operating expenses                      9.8                10.0                10.4                10.2
                                                ------              ------              ------              ------
                                                  87.4                84.2                88.5                87.4
Income from operations                            12.6                15.8                11.5                12.6
Other income (expense):
     Interest expense                             (0.7)               (0.7)               (0.7)               (0.8)
     Other, net                                   --                  --                  --                  (0.1)
                                                ------              ------              ------              ------
                                                  (0.7)               (0.7)               (0.7)               (0.9)
                                                ------              ------              ------              ------
Income before income taxes                        11.9                15.1                10.8                11.7
Income taxes                                       4.5                 6.1                 4.1                 4.6
                                                ------              ------              ------              ------
Income from continuing operations                  7.4                 9.0                 6.7                 7.1
                                                ------              ------              ------              ------
Discontinued operations:
   Income from operations                         --                   2.0                 1.4                 0.7
   Loss on spin-off                               --                  --                  (0.4)               --
                                                ------              ------              ------              ------
Net income                                         7.4%               11.0%                7.7%                7.8%
                                                ======              ======              ======              ======

Three Months Ended September 30, 1998 compared to Three Months Ended September 30, 1997

Operating revenue increased by $4.5 million, or 15.6%, to $33.4 million in the three months of 1998 from $28.9 million in the same period of 1997. The operating revenue increase resulted primarily from increased volume from domestic and international air cargo customers, increased operating terminals and direct shuttles and enhanced logistics services. The operating revenue increase in 1998 was also partially attributable to the acquisition on October 27, 1997, of the air cargo operating assets of Adams Air Cargo, Inc. In addition, the Company benefited in the third quarter of 1997 from the United Parcel Service ("UPS") strike which contributed an estimated approximately $2.3 million of additional revenue during the prior-year period as further discussed below.

Purchased transportation represented 43.7% of operating revenue in the third quarter of 1998 compared to 42.6% in the same period of 1997. The increase in purchased transportation as a percentage of operating revenue between periods was primarily attributable to operating efficiencies resulting from increased volumes of freight through the Forward Air network in the prior year as a result of the UPS strike.

Salaries, wages and employee benefits were 23.1% of operating revenue in the third quarter of 1998 compared to 21.4% in the same period of 1997. The increase in salaries, wages and employee benefits as a percentage of operating revenue between periods was due primarily to operating efficiencies resulting from increased volumes of freight through the Forward Air network in the prior year as a result of the UPS strike. In addition, additional cargo handling wages and supervisory salaries were necessary in the 1998 period to operate Company-staffed terminals added since the preceding period coupled with an increase in labor costs associated with logistics services revenue as the Company continues to expand in this area.

Operating leases, the largest component of which is terminal rent, were 5.1% of operating revenue in the third quarter of 1998 compared to 5.3% in the same period of 1997. The decrease in operating leases as a percentage of operating revenue between periods was attributable to greater operating revenue through the Forward Air network and the growth of logistics services revenue.

Depreciation and amortization expense as a percentage of operating revenue was 3.6% in the third quarter of 1998, compared to 2.6% in the same period of 1997. The increase in depreciation and amortization expense as a percentage of operating revenue was attributable to the implementation of the Company's integrated freight order entry, tracking and billing information system during 1997 coupled with additional operating equipment (e.g., forklifts, trailers, scales, etc.) required to operate Company-operated terminals that were added from the preceding period.

Insurance and claims were 2.1% of operating revenue in the third quarter of 1998, compared with 2.3% in the same period of 1997. The decrease in insurance and claims as a percentage of operating revenue was due primarily to a decrease in the frequency and severity of accidents and lower premium costs.

Other operating expenses were 9.8% of operating revenue in the third quarter of 1998 compared to 10.0% in the same period of 1997. The decrease in other operating expenses as a percentage of operating revenue was primarily attributable to a lower operating cost structure due to increased operating revenue and a reduction in commissions paid to agent terminals which were partially offset by higher equipment maintenance costs associated with Company-operated transportation equipment acquired in the acquisition on October 27, 1997 of the air cargo operating assets of Adams Air Cargo, Inc.

Income from operations decreased by $341,000, or 7.4%, to $4.2 million for the third quarter of 1998 compared to $4.6 million for the same period in 1997. The decrease in income from operations is due primarily to the benefit during the third quarter of 1997 from non-recurring revenue that resulted from the UPS strike as discussed below. This benefit was partially offset by a lower operating cost structure in the current year resulting from an increase in operating revenue which allowed the Company to spread the fixed costs of the network over a larger base.

Interest expense was $236,000, or 0.7%, of operating revenue in the third quarter of 1998, compared to $197,000, or 0.7%, for the same period in 1997.

The combined federal and state effective tax rate for the three months of 1998 was 38.0%, compared to a rate of 40.0%, for the same period in 1997.

As a result of the foregoing factors, income from continuing operations decreased by $143,000, or 5.5%, to $2.5 million for the third quarter of 1998, compared to $2.6 million for the same period of 1997.

The Company's fiscal 1997 results were affected by the UPS strike occurring during a two-week period in the third quarter of fiscal 1997 as the Company shipped freight that would have ordinarily been shipped by UPS. The Company estimates that the UPS strike resulted in approximately $2.5 million in incremental revenue which generated an estimated $1.2 million of income from operations or $0.12 per diluted share. The Company believes it did not retain a significant amount of the business it gained through the UPS strike, as the two companies generally occupy separate niches within the freight transportation marketplace.

Nine Months Ended September 30, 1998 compared to Nine Months Ended September 30, 1997

Operating revenue increased by $17.5 million, or 23.2%, to $92.9 million in the first nine months of 1998 from $75.4 million in the same period of 1997. The operating revenue increase resulted primarily from increased volume from domestic and international air cargo customers, increased operating terminals and direct shuttles and enhanced logistics services. The operating revenue increase was also partially attributable to the acquisition on October 27, 1997, of the air cargo operating assets of Adams Air Cargo, Inc. The Company's 1997 results were also affected by the aforementioned UPS strike.

Purchased transportation represented 43.4% of operating revenue in the first nine months of 1998 compared to 43.7% in the same period of 1997. The decrease in purchased transportation as a percentage of operating revenue between periods was primarily attributable to operating efficiencies resulting from increased volumes of freight through the Forward Air network coupled with an increase in logistics services revenue which does not involve the transportation of freight.

Salaries, wages and employee benefits were 23.6% of operating revenue in the first nine months of 1998 compared to 22.5% in the same period of 1997. The increase in salaries, wages and employee benefits as a percentage of operating revenue between periods was due primarily to additional cargo handling wages and supervisory salaries required to operate Company-operated terminals that were added since the preceding period coupled with an increase in labor associated with logistics services revenue as the Company continues to expand in this area.

Operating leases, the largest component of which is terminal rent, were 5.2% of operating revenue in the first nine months of 1998 compared to 5.6% in the same period of 1997. The decrease in operating leases as a percentage of operating revenue between periods was attributable to greater operating revenue through the Forward Air network and the growth of logistics services revenue.

Depreciation and amortization expense as a percentage of operating revenue was 3.4% in the first nine months of 1998, compared to 2.6% in the same period of 1997. The increase in depreciation and amortization expense as a percentage of operating revenue was attributable to the implementation of the Company's integrated freight order entry, tracking and billing information system during 1997 coupled with additional operating equipment (e.g., forklifts, trailers, scales, etc.) required to operate Company-operated terminals that were added from the preceding period.

Insurance and claims were 2.5% of operating revenue for the first nine months of 1998, compared with 2.8% in the same period of 1997. The decrease in insurance and claims as a percentage of operating revenue was due primarily to a decrease in the frequency and severity of accidents and lower premium costs.

Other operating expenses were 10.4% of operating revenue in the first nine months of 1998 compared to 10.2% in the same period of 1997. The increase in other operating expenses as a percentage of operating revenue was primarily attributable to higher equipment maintenance costs associated with Company-operated transportation equipment acquired in the acquisition on October 27, 1997 of the air cargo operating assets of Adams Air Cargo, Inc. which were partially offset by a lower operating cost structure due to increased operating revenue and a reduction in commissions paid to agent terminals.

Income from operations increased by $1.2 million, or 12.6%, to $10.7 million for the first nine months of 1998 compared to $9.5 million for the same period in 1997. The improvement in income from operations is due primarily to a lower operating cost structure resulting from an increase in operating revenue which allowed the Company to spread the fixed costs of the network over a larger base. In addition, income from operations during 1997 benefited from non-recurring revenue that resulted from the aforementioned UPS strike.

Interest expense was $661,000, or 0.7%, of operating revenue in the first nine months of 1998, compared to $604,000, or 0.8%, for the same period in 1997.

The combined federal and state effective tax rate for the first nine months of 1998 was 38.4%, compared to a rate of 39.5%, for the same period in 1997.

As a result of the foregoing factors, income from continuing operations increased by $852,000, or 16.1%, to $6.2 million for the first nine months of 1998, compared to $5.3 million for the same period of 1997.

Liquidity and Capital Resources

The Company has historically financed working capital needs with cash flows from operations and borrowings under lines of credit. The Company has historically financed capital purchases with cash flows from operations and through borrowings under credit agreements with financial institutions. Net cash used in operating activities was $4.7 million for the first nine months of 1998 compared with net cash provided by operating activities of $2.5 million in the same period of 1997.

Net cash used in investing activities was approximately $15.2 million in the first nine months of 1998 compared with $2.3 million in the same period of 1997. Investing activities consisted primarily of a $5.0 million capital contribution to Landair Corporation in 1998 and the acquisition of operating equipment and enhanced management information systems during the first nine months of 1998 and 1997.

Net cash provided by financing activities was $19.1 million in the first nine months of 1998 compared with net cash used in financing activities of $258,000 in the same period of 1997. These financing activities included the continued financing of operating equipment and working capital needs, the repayment of long-term debt and capital leases and proceeds received from the exercise of stock options and common stock issued under an employee stock purchase plan.

Effective with the Spin-off of Landair Corporation on September 23, 1998, the Company entered into a $20.0 million working capital line of credit facility and a $15.0 million equipment financing facility with a Tennessee bank which expires in August 2000. Interest rates for advances under the facilities vary from LIBOR plus 1.0% to 1.9% based on covenants related to total indebtedness, cash flows, results of operations and other ratios. Accounts receivable and certain revenue equipment secure the facilities. Outstanding letters of credit reduce availability under the working capital line of credit. As of September 30, 1998, the Company had no borrowings outstanding and $3.2 million of letters of credit outstanding under the working capital line of credit facility and $15.0 million outstanding under the equipment financing facility.

Management believes available borrowing under existing lines of credit, future borrowings under installment notes for revenue equipment, and cash generated by operations will be sufficient to fund the Company's cash needs and anticipated capital expenditures through at least the next twelve months.

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

The Company is in the process of replacing the majority of its key financial and operational systems as a part of upgrading its systems in the normal course of business. Management believes that this program will substantially meet or address its Year 2000 issues. In addition to its replacement program, the Company will require modifying some of its software and hardware so that its computer systems will function properly with respect to dates in the Year 2000 and thereafter. The estimated cost of the Company's completed and remaining replacement and modification for the Year 2000 issue is expected to be less than $250,000.

The Company also plans to initiate a formal communication process with all its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to the failure of any third party to remediate its own Year 2000 issues, and expects to complete such process during the first quarter of 1999. Once the Company has completed the process mentioned above and has determined the extent to which the Company's interface systems are vulnerable to the failure of any third party to remediate its own Year 2000 issues, the Company expects to develop its plans (including contingency plans) and budgets to perform any necessary remediation actions. There is no guarantee that the systems of such other companies will be timely converted and would not have an adverse effect on the Company.

The system replacements and upgrades are estimated to be completed not later than June 30, 1999, which is prior to any anticipated impact of Year 2000 issues on the Company's operating systems. The Company believes that with the completion of such replacements and upgrades, the Year 2000 issue will not pose significant operational problems for its computer systems. However, if such replacements and upgrades are not made, or are not completed timely, or if third parties with which the Company's systems interface are not replaced or upgraded, the Year 2000 issue could have a material impact on the operations of the Company.

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

Not Applicable


ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of shareholders of the Company was held in lieu of an annual meeting on August 24, 1998. Directors were elected at the meeting for a one (1) year term until the annual meeting of shareholders to be held in 1999 following the year ending December 31, 1998, or until successors are duly elected and qualified. The nominees and votes cast with respect to each are as follows:

                 Name                                             For                   Withheld
                 ----                                             ---                   --------
        Bruce A. Campbell                                      3,871,142                 18,520
        Edward W. Cook                                         3,871,142                 18,520
        James A. Cronin, III                                   3,887,142                  2,520
        Robert K. Gray                                         3,887,142                  2,520
        Scott M. Niswonger                                     3,871,142                 18,520
        Richard H. Roberts                                     3,871,142                 18,520

A majority of the shareholders also voted to amend the Charter of the Company to change the name of the Company to Forward Air Corporation. The votes as cast are as follows:

               For                     Against                 Abstain
               ---                     -------                 -------
            3,887,342                   1,320                   1,000

In addition, the shareholders voted in favor of ratification of the appointment of Ernst & Young LLP as the independent auditors of the Company for the year ending December 31, 1998, and the votes as cast are as follows:

                     For                    Against                 Abstain
                     ---                    -------                 -------
                  3,888,442                   600                      620


ITEM 5. OTHER INFORMATION

Not Applicable


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

The following exhibits are included herein:

(a) Exhibits - The response to this portion of Item 6 is submitted as a separate section of this report.

(b) Reports on Form 8-K - The Company filed two reports on Form 8-K during the three months ended September 30, 1998. The Form 8-K filed on September 3, 1998 reported the filing of Articles of Amendment to the Charter of the Company to change its name to Forward Air Corporation. The Form 8-K filed on September 4, 1998 provided certain financial information including (i) audited consolidated financial statements of the Company, including the notes thereto, which were restated to report the results of operations and cash flows of the truckload operations as discontinued operations; and (ii) unaudited pro forma condensed financial statements of the Company, including the related notes thereto, which assumed the Spin-off had occurred on June 30, 1998 as to the balance sheet or on January 1, 1997 as to the statements of income.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Forward Air Corporation



Date:  November 13, 1998            By: /s/ Edward W. Cook
                                        ----------------------------------------
                                        Edward W. Cook
                                        Chief Financial Officer
                                        and Senior Vice President

                                  EXHIBIT INDEX


                                                                                   Exhibit No. in
     Exhibit No. Under                                                             Document Where
        Item 601 of                                                                Incorporated by
      Regulation S-K                                                                  Reference
      --------------                                                                  ---------

         *2.1     Distribution Agreement between the registrant and Landair
                  Corporation                                                             2.1

          3.1     Bylaws of the registrant, as amended                                     --

          4.1     Form of Forward Air Corporation Common Stock Certificate                 --

        *10.1     Transition Services Agreement between the registrant and
                  Landair Corporation                                                     10.1

        *10.2     Employee Benefit Matters Agreement between the registrant and
                  Landair Corporation                                                     10.2

        *10.3     Tax Sharing Agreement between the registrant and Landair
                  Corporation                                                             10.3

         10.4     Air Carrier Certificate, effective September 9, 1993, reissued
                  September 21, 1998                                                        --

         10.5     Amended and Restated Loan and Security Agreement, dated as of
                  September 10, 1998, between First Tennessee Bank National
                  Association and the registrant                                            --

         10.6     $20.0 million Amended and Restated Master Secured Promissory
                  Note (Line of Credit), dated as of September 10, 1998, to
                  First Tennessee Bank National Association                                 --

         10.7     $15.0 million Amended and Restated Secured Promissory Note
                  (Equipment Loan), dated as of September 10, 1998, to First
                  Tennessee Bank National Association                                       --

         10.8     Security Agreement, dated August 11, 1998, between SunTrust
                  Bank, Nashville, N.A. and FAF, Inc.                                       --

         10.9     $8,022,000 Promissory Note, dated August 11, 1998, to
                  SunTrust Bank, Nashville, N.A.                                            --

         27.1     Financial Data Schedule - Period Ended September 30, 1998
                  (Electronic Filing Only)                                                  --

         27.2     Financial Data Schedule (Restated) - Period Ended September
                  30, 1997 (Electronic Filing Only)                                         --

*Filed as an exhibit to the Quarterly Report on Form 10-Q of Landair Corporation for the quarterly period ended September 30, 1998, filed with the Commission on November 16, 1998.