Form 10-K405
period 1998-12-31
FORWARD AIR CORP
filed 1999-03-11
CIK 912728

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1998

                          Commission File No. 000-22490

                             FORWARD AIR CORPORATION
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 29, 1999 was approximately $68,656,225 based on the closing price of such stock on such date of $22.813.

The number of shares outstanding of the registrant's common stock, $.01 par value, as of February 25, 1999 was 6,331,583.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 1999 annual meeting of shareholders are incorporated by reference into Part III of this report. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 1998.

                                TABLE OF CONTENTS


                                                                                          Page Number
                                        Part I
Item 1.       Business                                                                          3
Item 2.       Properties                                                                       15
Item 3.       Legal Proceedings                                                                15
Item 4.       Submission of Matters to a Vote of Security Holders                              15
Executive Officers of the Registrant                                                           16

                                        Part II
Item 5.       Market for Registrant's Common Stock and                                         18
              Related Shareholder Matters
Item 6.       Selected Financial Data                                                          19
Item 7.       Management's Discussion and Analysis of Financial                                20
              Condition and Results of Operations
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk                       27
Item 8.       Financial Statements and Supplementary Data                                      27
Item 9.       Changes in and Disagreements with Accountants on                                 27
              Accounting and Financial Disclosure

                                        Part III
Item 10.      Directors and Executive Officers of the Registrant                               28
Item 11.      Executive Compensation                                                           28
Item 12.      Security Ownership of Certain Beneficial                                         28
              Owners and Management
Item 13.      Certain Relationships and Related Transactions                                   28

                                        Part IV
Item 14.      Exhibits, Financial Statement Schedules and                                      29
              Reports on Form 8-K
Signatures                                                                                     30
Index to Financial Statements and Financial Statement Schedule                                 F-2

                                     PART I

ITEM 1.  BUSINESS

INTRODUCTION

         Forward Air Corporation, through its operating subsidiaries (the "Company" or "Forward Air"), believes it operates the largest and most comprehensive network of surface transportation of deferred air freight. The Company provides scheduled surface transportation through an expansive network of 67 terminals located on or near airports in the United States and Canada, including a central sorting facility in Columbus, Ohio, several regional hubs and direct shuttles. The Company provides these services as a cost effective alternative to air transportation of shipments that must be delivered at a specific time but are relatively less time-sensitive than traditional air freight or when air transportation is not economical. The Company's freight rates are often 50% lower than air freight rates. The Company has experienced rapid growth in revenue from $31.2 million in 1993 to $130.4 million in 1998, a 33% compounded annual rate, and in operating income from $2.8 million to $16.0 million over the same period, a 42% compounded annual rate. This growth has resulted from increased business with existing customers, the addition of new customers, expansion of the Company's terminal network and expansion of its service offerings.

         The Company focuses its services on freight forwarders, integrators and airlines by locating terminals on or near all major airports and maintaining regularly scheduled transportation service between cities. The Company's operations involve receiving deferred air freight shipments at its terminals and transporting them by truck to the terminal nearest their destination. Freight is transported either through the Company's central sorting facility or, where justified by lane densities, through regional hubs or directly between terminals. As a largely low-asset based provider, the Company purchases its transportation requirements primarily from owner-operators and, to a lesser extent, from truckload carriers. The Company typically does not provide local pickup and delivery services nor does it place significant size and weight restrictions on shipments. Consequently, the Company does not market its services directly to shippers and does not compete directly with small package or overnight delivery services such as Federal Express Corporation and United Parcel Service ("UPS").

         On July 9, 1998, the Board of Directors of the Company (formerly Landair Services, Inc.) authorized the separation of the Company into two publicly-held corporations, one owning and operating the deferred air freight operations and the other owning and operating the truckload operations (the "Spin-off"). The Spin-off was effected on September 23, 1998 through the distribution to shareholders of the Company of all of the outstanding shares of common stock of a new truckload holding company, Landair Corporation. Pursuant to the Spin-off, the common stock of Landair Corporation was distributed on a pro rata basis of one share of Landair Corporation common stock for every one share of the Company's $.01 par value common stock (the "Common Stock") held. Subsequent to the Spin-off, the Company has continued as the legal entity that owns and operates the deferred air freight operations through its operating subsidiaries and Landair Corporation is the legal entity that owns and operates the truckload operations. Additionally, the name Landair Services, Inc. was changed to Forward Air Corporation on August 26, 1998.

INDUSTRY OVERVIEW

         As businesses minimize inventory levels, perform manufacturing and assembly operations in multiple locations and distribute their products through many channels, they more frequently require time-definite delivery services. Expedited shipments are those time-definite shipments that require overnight or next day delivery and are generally transported by aircraft. Deferred shipments are those time-definite shipments that need to be delivered within two or five days. The additional time available for completion of a deferred freight shipment makes surface transportation by truck a viable alternative to transportation by aircraft. According to a survey by the Colography Group, Inc., the deferred freight market has grown at an 8% compounded rate from $14.1 billion in 1990 to $24.9 billion in 1997.

         Shippers with time-definite handling requirements have three principal alternatives to transport freight: they may use a freight forwarder, a fully integrated carrier or a less-than-truckload ("LTL") carrier. Integrated air cargo carriers, such as Emery Worldwide, BAX Global and Airborne, provide pick-up and delivery services, primarily through their own fleets of trucks, and provide transportation services through their own fleets of aircraft. LTL carriers provide pick-up and delivery services through their own fleets of trucks. The national LTL carriers operate terminals where freight is unloaded and reloaded multiple times in a single shipment, which increases transit time, handling costs and the likelihood of cargo damage. The reduced inventory levels resulting from an increased emphasis on just-in-time inventory and production management processes has increased the importance of each individual shipment to the integrity of the entire supply chain. In this environment, companies are less able to tolerate late deliveries, freight damage and freight loss which is often associated with LTL carriers.

         A freight forwarder procures shipments from customers, makes arrangements for transportation of the cargo by a third party carrier and usually arranges for both pick-up from the shipper to the carrier and for delivery from the carrier to the recipient. Since freight forwarders can select from various transportation options, they choose the option that meets their customers needs thereby serving their customers less expensively than integrated carriers and LTL carriers which have high fixed costs related to owning their own equipment and facilities. Furthermore, freight forwarders generally handle shipments of any size, can offer customized shipping options and are more frequently able to deliver shipments on time and with less damage than LTL carriers. Freight forwarders are playing an increasingly important role in logistics decisions. Historically, companies' transportation decisions such as the mode of transportation and carrier selection were performed by in-house traffic managers, typically with minimal analysis. As the growing emphasis on just-in-time processes has added to the complexity of logistics management, companies are finding it more advantageous to outsource their logistics management functions to third-parties. Because of their reliability and cost effectiveness, freight forwarders are capturing an increasing share of shippers' internal logistics services.

         Prior to deregulation of the airline industry, passenger airlines also operated all-cargo fleets. Prior to the 1990s, freight forwarders generally had three alternatives to transport freight: (i) air transport using passenger or all-cargo airlines; (ii) use of integrated carriers; and (iii) surface transport by LTL motor carriers. In the 1970s and 1980s, domestic passenger airlines eliminated their domestic all-cargo fleets, leaving passenger aircraft which have only limited cargo space and generally accept only packages weighing less than 150 pounds. Since then, the growth in demand for air cargo services has generally outpaced the growth of aircraft cargo capacity. As a result, only the most time critical shipments are transported by aircraft. Faced with limited air cargo availability and the high costs of air transport, freight forwarders began to seek effective alternatives to air delivery services. Deferral of delivery for one or two days allowed freight forwarders to utilize delivery by truck, thereby substantially reducing transportation costs while retaining the time-definite quality of air freight. Using sophisticated supply management tools, freight forwarders began to educate their customers on the benefits of deferred air freight and helped them develop systems that took advantage of the cost savings achievable with deferred delivery. Freight forwarders therefore have been and continue to be a positive influence on demand for deferred air freight.

COMPETITIVE ADVANTAGES

         The Company believes that its principal competitive advantages are:

         - Exclusive focus on deferred air freight market. Management believes that the Company's exclusive focus over the past eight years on the deferred air freight market and its commitment to customer service have enabled it to achieve compounded annual growth rates of 33% in revenue and 42% in operating income from 1993 through 1998. Approximately 87% of the Company's business comes from freight forwarders. Because of this focus, the Company is able to benefit from the rapid growth in the freight forwarding industry and is able to provide more reliable service in a cost effective manner.

         - Established nationwide network. The Company has built a network throughout the United States and Canada located on or near major airports, connected by a central sorting facility in Columbus, Ohio, several regional hubs and numerous direct shuttle routes between cities where freight density justifies direct city-to-city service. This network of 67 terminals enables the Company to provide regularly scheduled service between most markets, on-time delivery and minimal freight damage or loss, all at rates significantly below air freight rates. The Company believes it would be difficult for a competitor to duplicate its nationwide network without the expertise the Company has acquired and without expending significant management resources and capital.

         - Low-capital intensive business model. The Company purchases virtually all of its transportation requirements from owner-operators or truckload carriers rather than acquiring its own tractors. This allows the Company to focus less on asset utilization and to generate a higher return on assets with lower capital expenditures than a typical asset intensive transportation company.

         - Reputation for high-level service. By consistently providing high quality service, the Company has established a reputation as a reliable and dependable service provider. In 1998, shipments handled by the Company arrived within 30 minutes of their scheduled arrival time over 98% of the time, with less than 1.7 incidents of loss or damage per 1,000 shipments.

         - Broad customer base. The Company has established close relationships with a broad base of freight forwarders, domestic and international airlines and integrated air cargo carriers. The breadth of the customer base is evidenced by the fact that the Company's 5, 25 and 50 largest customers accounted for only approximately 17%, 46% and 62% of revenue in 1998, respectively.

         - Enhanced technology. Management is committed to the use of information technology to provide seamless logistics services to meet customers' needs and to increase the volume of freight moved through the Forward Air network. The Company invests significant management and financial resources to develop and maintain information systems that allow real-time tracking of shipments throughout the transportation, billing and collection processes. The Company's system is being enhanced to allow Internet-based access to all participants in a shipment to access real time information that will provide greater efficiencies and reduce costs throughout the customers' supply chains.

GROWTH STRATEGY

         The key elements of the Company's growth strategy are:

         - Increase freight volume through existing network. Many of the Company's existing customers currently use Forward Air for only a portion of their shippers' overall transportation needs. The Company will continue to market directly to these customers to capture additional freight volume. The majority of the Company's customers are freight forwarders. To take advantage of the expected growth of the freight forwarding industry, the Company actively markets its services to potential new customers as freight forwarders move away from integrated air cargo carriers because of their higher costs and away from LTL carriers because of their less reliable service. The Company also believes that there is significant potential for increased freight volume from domestic and international airlines as well as the integrated air cargo carriers and intends to continue to market its services directly to them.

         - Improve efficiency of network. The Company constantly seeks to add freight volume within its network in ways that can enhance its profitability and efficiency without changing the infrastructure of the business or incurring significant capital expenses. As the volume of freight between key markets increases, the Company intends to continue to add regional hubs and direct shuttles as lane densities justify to increase volumes and reduce transit times more efficiently. Because of the relatively fixed cost nature of the Company's operations, increased freight volumes should have a positive influence on the Company's operating margin. As the Company grows, it will analyze existing locations and explore more efficient ways to route the freight.

         - Continually enhance information systems. The Company is committed to continue to enhance its information systems in ways that can provide both competitive service advantages and increased productivity. The Company believes that its customers will increasingly demand more sophisticated information systems that will track and trace shipments. The Company believes this technology will enable the Company to retain existing customers and encourage them to increase the volume of freight sent through the network, and attract new customers, particularly freight forwarders, who do not want to develop their own system.

         - Expand logistics services. The Company intends to continue to expand its national and international logistics services to increase revenue and improve utilization of its terminal facilities. The Company has added services in the past few years such as subletting dock/warehouse or office space, pickup, delivery and exclusive use vehicles services, excess valuation, customs brokerage, which includes charging fees for various customs services, and terminal handling, including build up and breakdown of airplane pallets and ocean containers. These services directly benefit customers, particularly freight forwarders who cannot justify providing the services for themselves, attract new customers and improve utilization of the existing network by increasing revenue without significant increases in costs.

         - Pursue strategic acquisitions. The Company intends to pursue additional acquisitions that can increase the Company's penetration of a geographic area, add customers or freight density or allow the Company to offer additional services to its customers. The Company has acquired the assets of three of its regional competitors in the past five years that met one or more of these criteria.

OPERATIONS

         The Company receives air freight from freight forwarders, domestic and international airlines and integrated air cargo carriers at 67 terminals located on or near airports in the United States and Canada. Shipments received at each terminal facility are consolidated and transported by truck through the Company's network to the terminal nearest the freight's ultimate destination. The Company's network consists of regularly scheduled service to and from each of its terminals through the Columbus, Ohio sorting facility or, where justified by lane densities, through regional hubs or directly between terminals. The Company also operates regularly scheduled service directly between city pairs where sufficient volume of air freight warrants bypassing the Columbus sorting facility or a regional hub. When the shipment arrives at the terminal nearest the shipment's destination, the customer arranges for pick-up at the terminal and for final delivery.

         The Company handles a broad range of freight. A typical shipment consists of a pallet load of high value freight, often computers, telecommunications equipment and other high-technology equipment, trade show exhibit materials, machinery and machine parts or apparel. During 1998, the average shipment weight was approximately 790 pounds, ranging from small boxes weighing only a few pounds to large shipments of several thousand pounds. Although the Company imposes no significant size or weight restrictions on shipments, it focuses its marketing and price structure on shipments of 200 pounds or more. As a result of its focus on larger freight shipments, the Company does not directly compete for most of its business with overnight couriers or small package delivery companies.

         The Company provides overnight or second day service between most of its terminal facilities. The Company commits to transport shipments that same day if delivered to its terminal facilities before specified late evening cut-off times, which vary by terminal. Departure and arrival times are provided to customers through a variety of Company-published literature and are expected to be available on the Internet in February 1999. In 1998, shipments handled by the Company arrived within 30 minutes of their scheduled arrival time over 98% of the time, with less than 1.7 incidents of loss or damage per 1,000 shipments.

TERMINALS

         The Forward Air network includes 67 terminals in the cities listed below.

City                                     Airport Served
----                                     --------------
Albany, NY......................................ALB
Atlanta, GA.....................................ATL
Austin, TX......................................AUS
Baltimore, MD...................................BWI
Baton Rouge, LA.................................BTR
Birmingham, AL..................................BHM
Boston, MA......................................BOS
Buffalo, NY.....................................BUF
Charleston, SC..................................CHS
Charlotte, NC...................................CLT
Chicago, IL.....................................ORD
Cincinnati, OH..................................CVG
Cleveland, OH...................................CLE
Columbia, SC....................................CAE
Columbus, OH....................................CMH
Dallas/Ft. Worth, TX............................DFW
Dayton, OH......................................DAY
Denver, CO......................................DEN
Detroit, MI.....................................DTW
Greensboro, NC..................................GSO
Greenville, SC..................................GSP
Hartford, CT....................................BDL
Houston, TX.....................................IAH
Huntsville, AL..................................HSV
Indianapolis, IN................................IND
Jacksonville, FL................................JAX
Kansas City, MO.................................MCI
Lafayette, LA...................................LFT
Las Vegas, NV...................................LAS
Los Angeles, CA.................................LAX
Louisville, KY..................................SDF
Memphis, TN.....................................MEM
Miami, FL.......................................MIA
Milwaukee, WI...................................MKE
Minneapolis, MN.................................MSP
Mobile, AL......................................MOB
Nashville, TN...................................BNA
Newark, NJ......................................EWR
Newburgh, NY....................................SWF
New Orleans, LA.................................MSY
New York, NY....................................JFK
Norfolk, VA.....................................ORF
Oklahoma City, OK...............................OKC
Omaha, NE.......................................OMA
Orlando, FL.....................................MCO
Philadelphia, PA................................PHL
Phoenix, AZ.....................................PHX
Pittsburgh, PA..................................PIT
Portland, OR....................................PDX
Raleigh, NC.....................................RDU
Richmond, VA....................................RIC
Rochester, NY...................................ROC
Sacramento, CA..................................SMF
Salt Lake City, UT..............................SLC
San Antonio, TX.................................SAT
San Diego, CA...................................SAN
San Francisco, CA...............................SFO
Seattle, WA.....................................SEA
St. Louis, MO...................................STL
Syracuse, NY....................................SYR
Tampa, FL.......................................TPA
Toledo, OH......................................TOL
Tulsa, OK.......................................TUL
Washington, DC..................................IAD
Montreal, Canada................................YUL
Ottawa, Canada..................................YOW
Toronto, Canada.................................YYZ

         Eleven of these terminals, which handle relatively lower volumes of freight, are operated for the Company by independent agents.

SHUTTLE SERVICE AND REGIONAL HUBS

         As the Company has built lane density between key markets, it has enhanced its regional service offerings by establishing direct terminal-to-terminal shuttles and regional overnight service. Direct service allows the Company to provide quicker scheduled service to customers at a lower cost by moving freight over the most direct route and eliminating the added cost of handling the freight at a central or regional hub sorting facility. Direct shuttles also reduce the likelihood of damage because of reduced handling of the freight. As the Company continues to increase volume between various city pairs, it intends to add direct shuttles. Approximately 90 of the cities served by the Company have regional overnight service. An example of this regional service is the Northeast Shuttle. Freight to be transported between Albany, Baltimore, Boston, Buffalo, Hartford, Newark, Newburgh, New York, Philadelphia, Rochester, Syracuse and Washington is transported either by overnight direct shuttle, as from Boston to Newark, or by overnight service routed through Newburgh. Where sufficient volume in a region warrants it, the Company utilizes larger terminals as regional sorting hubs, which allow the Company to bypass the Columbus sorting facility, thereby improving operating efficiency and enhancing customer service. The Company's current regional hubs are located in Atlanta, Dallas/Ft. Worth, Denver, Kansas City, Los Angeles, New Orleans, Newburgh, Orlando and San Francisco.

SHIPMENTS

         Since operations were commenced in November 1990, the weekly volume of freight handled by the Company has increased from an average of approximately
1.2 million pounds to over 17.3 million pounds per week as shown below:


                                                  AVERAGE
                                                   WEEKLY
                                                 VOLUME IN
                                                   POUNDS
                                           ----------------------
                                               (IN MILLIONS)
1990......................................           1.2
1991......................................           1.4
1992......................................           2.3
1993......................................           3.8
1994......................................           7.4
1995......................................           8.5
1996......................................          10.5
1997......................................          13.3
1998......................................          17.3

CUSTOMERS AND MARKETING

         The Company's customers are freight forwarders, domestic and international airlines and integrated air cargo carriers. The Company's freight forwarder customers vary in size from small, independent, single facility companies to large, international logistics companies. The Company's international airline customers include Virgin Atlantic Airways, Lufthansa, Air Nippon Airways, Air France, Korean Airlines, KLM and Japan Airlines. Because of the Company's reputation for dependable service, integrated air cargo carriers such as Emery Worldwide, Airborne and BAX Global utilize the Company's services to provide overflow capacity. During 1998, the Company's largest customer accounted for approximately 5% of the Company's revenue, and the top five customers accounted for approximately 17% of the revenue.

         The Company markets its services through a sales and marketing department consisting of 19 full-time salespersons located in various regions of the United States who report to five regional Vice Presidents of Sales. The Company's senior management also is actively involved in the sales and marketing function at the national account level and supports local sales activity when appropriate. Salespersons are offered the opportunity to earn incentive bonuses that recognize the effectiveness of their marketing efforts. The Company has a strong commitment to marketing and focuses on freight forwarders, domestic and international airlines and integrated air cargo carriers that have time sensitive shipping requirements requiring customized services. The Company also participates in air cargo trade shows and advertises its services through extensive direct mail programs and point of sale material.

LOGISTICS SERVICES

         Many customers are increasingly demanding more than the simple movement of freight from their transportation providers. To meet these needs, the Company continually seeks ways to customize its existing services and add new services by utilizing its existing facilities in non- peak hours and expending incremental labor hours to add value to its product offerings. The Company provides these services to directly benefit customers, particularly the smaller freight forwarders who cannot provide the services for themselves, attract new customers and improve utilization of the existing network by increasing revenue without corresponding increases in costs.

         Many of the Company's terminals sublet dock/warehouse or office space to appropriate tenants. The Company also provides logistics services, such as customs brokerage, which includes charging customs validation fees, terminal services fees, storage fees, customs fees, document handling fees, Canadian transborder fees, temporary inbound fees, immediate transport fees, transportation and exportation fees and house air waybill/consolidation fees for both import and export shipments, and terminal handling, which includes aircraft pallet buildup/breakdown, ocean container buildup/breakdown and reconsolidation.

         Three additional service categories provided to customers are pickup, delivery and exclusive use vehicles. These services are separate from the Company's point to point LTL linehaul. Freight is picked up from the freight forwarder, or other customer, and/or delivered to the customer at the appropriate destination. Exclusive use vehicles are utilized when the customer tenders more than 10,000 pounds of freight or requires a more demanding service level than typical point to point service.

TECHNOLOGY AND INFORMATION SYSTEMS

         A primary component of the Company's growth strategy is the regular enhancement of its information systems. The Company has invested and will continue to invest significant management and financial resources to the enhancement of its information systems in an effort to provide accurate and real time information to its management and customers. The Company believes the ability to provide accurate real time information on the status of shipments, both internally (to ensure on-time delivery and efficient operations) and to customers, will become increasingly important. The Company believes that its efforts in this area will result in both competitive service advantages and increased productivity throughout the Forward Air network.

         In 1995, the Company began development of a comprehensive freight order entry, tracking and billing system. The Company initiated roll out of Phase I of the system in the second quarter of 1997 and completed installation of Phase I in the first quarter of 1998. As part of the roll out, the Company implemented a real time, dedicated communications network that links all of its terminals, customer service and administrative locations. The system permits the Company to track and trace a shipment from initial entry through the transportation process to the point of delivery and through the billing and collection process. Through the system, management can access daily financial information covering the entire network, a particular terminal, a particular customer or a given shipment.

         The Company has recently begun development of the Air Cargo Services ("ACS") system. ACS is designed to seamlessly integrate all of the participants (shippers, freight forwarders, pick-up and delivery service providers and the Company) in a time-definite freight shipment. The system will be based on Internet technology and will offer global access to users that have a web browser, an Internet connection and the appropriate security authorizations. ACS support functions will include shipment data capture, transportation service scheduling, on-line status tracking, service rating, consolidated billing, EDI communications, report generating and customer access to shipment analysis reporting. ACS will allow all of these functions to be viewed in real time, and each participant will be able to enter data and view the status of the shipment in real time. Web hosting services, integrated with ACS functions, will allow freight forwarders to access technology that will allow them to compete more effectively with integrated air cargo carriers. General availability of the ACS system is planned for the second quarter of 1999. The Company will first target a core group of freight forwarders and airlines for beta testing prior to general availability. Implementation of ACS is scheduled to be completed within the next two years.

         The Company has required that its owner-operators install Qualcomm two-way satellite communication systems. The Qualcomm system provides the Company with continuous communications capability in the event a driver experiences a service delay or disruption. The Qualcomm system also allows the Company to follow the progress of a vehicle and its adherence to schedule. The Company can communicate instantly with drivers to improve on-time arrivals and operating efficiencies. The information received through the Qualcomm communication system has been integrated into and can be accessed through the Company's information systems.

PURCHASED TRANSPORTATION

          The Company contracts for most of its transportation services through owner-operators. At December 31, 1998, the Company had exclusive contracts with owner-operators, who operated a total of 295 trucks. These contracts can be terminated by either party upon 30 days' notice. The owner-operators own, operate and maintain their own vehicles and employ qualified drivers of their choice. The Company also purchases transportation from Landair Corporation and from other truckload carriers to handle overflow volume. Of the $56.3 million of purchased transportation in 1998, 67.9% was purchased from owner-operators, 7.9% was purchased from Landair Corporation and 24.2% was purchased from other carriers.

         The Company seeks to establish long-term relationships with owner-operators to assure dependable service and availability, and the Company has experienced turnover of its owner-operators of less than 10% per year during the past five years. The Company has established its own guidelines relating to safety records, driving experience and personal evaluations to select its owner-operators. To enhance its relationship with the owner-operators and to improve their reliability, the Company pays them at rates per mile above the prevailing market rate and offers each driver a consistent work schedule, normally to the same destination.

COMPETITION

         The air freight transportation industry is highly competitive and heavily fragmented. Competitors of the Company include regional trucking companies that specialize in handling deferred air freight, as well as a large number of regional and national LTL carriers, and, to a lesser extent, the passenger airlines and integrated air cargo carriers, none of whom dominates the market. The Company's competition ranges from small operators that compete within a limited geographic area, often with lower overhead, to significantly larger companies with substantially greater financial and other resources or larger freight capacity than the Company. The Company may also face competition from its freight forwarder customers if they decide to establish their own networks to transport deferred air freight. Competition for the freight transported by the Company is based on service, primarily on-time delivery and reliability, as well as, rates. The Company has a price advantage over airlines and integrated air cargo carriers and offers its services at rates which are as much as 50% below the charge to transport the same shipment to the same destination by air. The Company has an advantage over LTL carriers based upon its reputation for more reliable and often quicker service between many city pairs.

EMPLOYEES

         As of December 31, 1998, the Company employed approximately 1,300 persons, approximately 750 of whom were freight handlers and customer service personnel. None of the Company's employees are covered by a collective bargaining agreement although there have been three unsuccessful unionization attempts at individual terminals within the past four years. The Company considers its employee relations to be good. The Company recognizes that its workforce, including its freight handlers, is one of its most valuable assets. The recruitment, training and retention of qualified employees is essential to support the Company's continued growth and to meet the service requirements of the Company's customers.

RISK MANAGEMENT AND LITIGATION

         Under the Department of Transportation's ("DOT") regulations, the Company is generally liable for personal injuries or property damage caused by its owner-operators and Company-operated equipment. Claims exposure in the transportation industry consists primarily of cargo loss and damage, personal injury, property damage, medical benefits and workers' compensation. The Company maintains insurance in amounts the Company believes are adequate. The Company also requires owner-operators to obtain insurance to protect the Company from any claims arising out of their negligence. The Company is self-insured with respect to property damage to equipment the Company owns. Management believes that the Company's insurance coverage is sufficient to adequately protect the Company from significant claims.

         From time to time, the Company is a party to litigation arising in the normal course of its business, most of which involves claims for personal injury, property damage related to the transportation and handling of freight or workers' compensation. Management believes that no pending actions, individually or in the aggregate, will have a material adverse effect on the Company's business, financial condition or results of operations.

REGULATION

         A subsidiary of the Company is licensed by the DOT as a property broker in arranging for the transportation of general commodities freight by motor vehicle. The DOT prescribes qualifications for acting in this capacity, including certain surety bond requirements. The Company's air freight business is subject to regulation, as an indirect air cargo carrier, under the Federal Aviation Act by the DOT although property brokers have been exempted from most of such Act's requirements by the Economic Aviation Regulations promulgated thereunder. The Company's domestic customs brokerage operations are subject to the licensing requirements of the United States Department of the Treasury and are regulated by the United States Customs Service. The Federal Maritime Commission regulates the Company's ocean freight forwarding operations.

         Through another subsidiary, the Company is licensed as an interstate motor carrier by the Federal Highway Administration ("FHWA"). Interstate motor carrier operations are subject to safety requirements prescribed by the FHWA, and other relevant federal and state agencies. Such matters as weight and dimension of equipment are also subject to federal and state regulations. The Company's Canadian operations are subject to similar requirements imposed by the laws and regulations of the Dominion of Canada and various provincial laws and regulations.

         Management believes that the Company is in substantial compliance with applicable regulatory requirements relating to its operations. Failure of the Company to comply with the applicable regulations could result in substantial fines or revocation of the Company's operating permits.

         The Company is also subject to federal and state environmental laws and regulations, including those dealing with the transportation of hazardous materials and storage of fuel. The Company has above-ground fuel storage tanks at its Atlanta and Indianapolis facilities and underground fuel storage tanks at its Columbus facility. Management believes that the Company is in substantial compliance with applicable environmental laws and regulations. No material expenditures for compliance with federal, state or local environmental laws and regulations are anticipated in 1999.

ITEM 2.  PROPERTIES

PROPERTIES AND EQUIPMENT

         The Company leases its headquarters located in Greeneville, Tennessee from the Greeneville-Greene County Airport Authority. The central sorting facility located in Columbus, Ohio is a 101-door cross dock sorting facility constructed in 1994 and leased by the Company from the Director of Development of the State of Ohio. The Company owns a 46,000 square foot, 68-door cross dock terminal facility in Atlanta, Georgia. The Company leases a 15,200 square foot facility in Indianapolis, Indiana.

         The Company leases 54 additional terminal facilities, which are typically leased on a relatively short-term (three to five year) basis. Management believes that in most of the markets it serves, replacement space comparable to these terminal facilities is readily obtainable, if necessary. Management believes that its facilities are adequate to support its current operations. The remaining eleven terminals are agent stations operated by independent agents who handle freight for the Company on a commission basis.

         The Company acquired 72 over-the-road tractors as part of the Adams Air Cargo, Inc. acquisition in October 1997. The Company does not plan to operate these tractors for more than the next 12 months. As of December 31, 1998, the Company owned or leased 860 trailers, substantially all of which are 53' long and 116 of which have specialized roller bed equipment required to serve air cargo industry customers. The average age of the Company-owned trailer fleet was approximately 1.2 years at December 31, 1998.


ITEM 3.  LEGAL PROCEEDINGS

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year ended December 31, 1998, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this report.

         The following are the Company's executive officers:


                 Name                        Age                                 Position
          -------------------             ---------               ---------------------------------------
Scott M. Niswonger (1)...................    51     Chairman of the Board and Chief Executive Officer
Bruce A. Campbell........................    47     President and Chief Operating Officer
Edward W. Cook (1).......................    40     Chief Financial Officer, Senior Vice President and
                                                    Treasurer
Richard H. Roberts (1)...................    44     Senior Vice President, General Counsel and Secretary
David E. Queen...........................    52     Senior Vice President, Operations
Michael A. Roberts.......................    54     Senior Vice President, Sales and Marketing
James R. Weiland.........................    54     Senior Vice President, Sales

(1)  Also serves as an executive officer of Landair Corporation

         There are no family relationships between any of the executive officers of the Company. All officers hold office at the pleasure of the Board of Directors.

         Scott M. Niswonger is a co-founder of the Company, has served as a director since its founding in October 1981 and as Chairman of the Board and Chief Executive Officer since February 1988. Mr. Niswonger served as President of the Company from October 1981 until August 1998. He also serves as a director of Landair Corporation and of the Regional Advisory Board of First Tennessee Bank National Association.

         Bruce A. Campbell has been Chief Operating Officer of the Company since April 1990, a director since April 1993 and President since August 1998. Mr. Campbell served as Executive Vice President of the Company from April 1990 until August 1998. Prior to joining the Company in 1990, Mr. Campbell served as Vice President of Ryder-Temperature Controlled Carriage in Nashville, Tennessee from September 1985 until December 1989.

         Edward W. Cook joined the Company as Chief Financial Officer, Senior Vice President and director in September 1994. Since May 1995, he has also served as Treasurer. Prior to joining the Company, Mr. Cook was employed by Ernst & Young LLP for eleven years, most recently as a senior manager in the Nashville, Tennessee office. From March 1986 to February 1988, Mr. Cook served as Controller and Assistant Secretary of Ryder-Temperature Controlled Carriage in Nashville, Tennessee.

         Richard H. Roberts has served as Senior Vice President and General Counsel of the Company since July 1994 and as Secretary and a director since May 1995. Prior to joining the Company, Mr. Roberts was a partner with the Baker, Worthington, Crossley & Stansberry law firm from January 1991 until July 1994. Mr. Roberts also serves as a director of Landair Corporation and Miller Industries, Inc.

         David E. Queen became Senior Vice President, Operations in October 1997 after serving as Vice President of Operations and General Manager from November 1987. From 1984 to November 1987, Mr. Queen was Manager of the hub in Columbus, Ohio for The Flying Tiger Line.

         Michael A. Roberts has been Senior Vice President, Sales and Marketing of the Company since April 1990 after serving as Vice President of Marketing from November 1987. Mr. Roberts served as a consultant to the Company from 1982 to 1987.

         James R. Weiland became Senior Vice President, Sales in October 1997 after serving as Vice President from November 1990. From May 1984 to October 1990, Mr. Weiland served the Company in various capacities, including Regional Operations Manager and Director of Sales and Marketing.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
              SHAREHOLDER MATTERS

         The Common Stock of the Company trades on The Nasdaq Stock Market under the symbol "FWRD." The following table sets forth the high and low sales prices for the Common Stock as reported by The Nasdaq Stock Market for each full quarterly period within the two most recent fiscal years through June 30, 1998, and from July 1, 1998 until the pro rata distribution to the shareholders of the Company of all of the outstanding common stock of Landair Corporation on September 23, 1998. All prices have been restated to reflect a two-for-one stock split declared in February 1999.

                     1998                        High           Low
                     ----                        ----           ---
         First Quarter ...................      $16.688      $11.188
         Second Quarter ..................      $18.75       $12.75
         July 1, 1998 - September 23, 1998      $15.75       $ 7.75

                     1997                        High          Low
                     ----                        ----          ---
         First Quarter ...................      $ 6.00       $ 4.875
         Second Quarter ..................      $ 7.375      $ 5.50
         Third Quarter ...................      $11.00       $ 7.188
         Fourth Quarter ..................      $15.00       $ 9.75

         The following table sets forth the high and low sales prices for the Common Stock as reported by The Nasdaq Stock Market from September 24-30, 1998, and for the entire fourth quarter of 1998:

                     1998                        High          Low
                     ----                        ----          ---
         September 24-30, 1998............      $ 8.313      $ 6.25
         Fourth Quarter...................      $10.438      $ 6.563

         There were approximately 1,300 shareholders of record (including brokerage firms and other nominees) of the Common Stock as of December 31, 1998.

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

                                                                   Year ended December 31
                                               -------------------------------------------------------------
                                                 1998       1997 (4)        1996        1995           1994
                                                 ----       --------        ----        ----           ----
                                                          (In thousands, except per share data)
INCOME STATEMENT DATA: (1), (2)
Operating revenue                              $130,438     $105,140      $80,737      $63,557       $57,914
Income from operations                           16,011       13,064        8,516        6,397         4,522
Operating margin (3)                               12.3%        12.4%        10.5%        10.1%          7.8%
Income from continuing operations                 9,189        7,444        4,884        3,580         2,613
Income from continuing operations
   per share (5):
      Basic                                         .74          .62          .41          .31           .23
      Diluted                                       .72          .60          .40          .30           .22

Cash dividends declared per
   common share (5)                                  --           --           --           --            --

BALANCE SHEET DATA (AT END OF PERIOD):
Total assets of continuing operations         $  56,808    $  39,965      $31,887      $22,779       $19,912
Long-term obligations of continuing
   operations, net of current portion            20,126        8,254        7,323        5,865         6,592
Shareholders' equity (6)                         19,071       50,460       41,264       36,644        31,778

(1)      Reflects the Truckload Business as a discontinued operation.

(2) Includes certain allocations of corporate administrative expenses by the Company (see Note 1 of Notes to Consolidated Financial Statements).

(3)      Income from operations as a percentage of operating revenue.

(4) During the third quarter of 1997, the Company benefited from non-recurring revenue that resulted from the UPS strike. This additional revenue, net of variable costs and income taxes, but not allocated fixed costs, resulted in an additional approximately $2.3 million of operating revenue, $1.2 million of income from operations and $.06 of diluted earnings per share.

(5)      Restated to reflect a two-for-one stock split declared in February
         1999.

(6) Shareholders' equity at December 31, 1998 reflects the Spin-off of $44.3 million of net assets of Landair Corporation.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

         The selected financial and operating data of the Company set forth certain information with respect to the Company's financial position and results of operations that should be read in conjunction with the following discussion and analysis. The following does not include a discussion and analysis of the Truckload operations, which have been accounted for as discontinued operations as a result of the Spin-off.

INTRODUCTION

         In November 1990, the Company commenced the operations of Forward Air. From its first full year of operations in 1991 to 1998, Forward Air experienced rapid growth in revenue from $12.3 million to $130.4 million, and in income from operations from $250,000 to $16.0 million. The Company expanded into the deferred air freight business because of its generally higher margins and growth potential than its Truckload operations with fewer ongoing capital expenditures.

         The Company provides service on a time-definite, scheduled basis, and, therefore, the Company's operating cost structure includes significant fixed costs, such as terminal facilities, owner-operators to provide scheduled transportation between cities within the network and equipment, primarily forklifts, trailers and computer systems. As a result, the Company's ability to improve its operating margins will depend on its ability to increase volumes of freight moving through its network, thereby leveraging its fixed cost operating structure. As an example of this leverage, in the third quarter of 1997, the UPS strike generated an estimated incremental $1.2 million of operating income from an estimated $2.3 million of additional operating revenue attributable to the strike.

RESULTS OF OPERATIONS

         The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated.


                                                      Year Ended December 31
                                                ----------------------------------
                                                 1998          1997          1996
                                                ------        ------        ------
Operating revenue                                100.0%        100.0%        100.0%
Operating expenses:
     Purchased transportation                     43.2          43.5          44.5
     Salaries, wages and employee benefits        23.9          23.6          22.6
     Operating leases                              5.3           5.6           6.1
     Depreciation and amortization                 3.3           2.8           2.6
     Insurance and claims                          1.8           2.0           2.1
     Other operating expenses                     10.2          10.1          11.6
                                                ------        ------        ------
Total operating expenses                          87.7          87.6          89.5
                                                ------        ------        ------
Income from operations                            12.3          12.4          10.5
                                                ------        ------        ------
Interest expense                                  (0.9)         (0.7)         (0.9)
Other income (expense), net                         --          (0.1)           --
                                                ------        ------        ------
Income from continuing operations before
   income taxes                                   11.4          11.6           9.6
Income taxes                                       4.4           4.5           3.6
                                                ------        ------        ------
Income from continuing operations                  7.0%          7.1%          6.0%
                                                ======        ======        ======

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

         Operating revenue increased by $25.3 million, or 24.1%, to $130.4 million for 1998 from $105.1 million in 1997. The operating revenue increase resulted primarily from increased volume from domestic and international air cargo customers, increased operating terminals and direct shuttles, and enhanced logistics services which were offset in part by an increased number of shipments during the UPS strike in the third quarter of 1997.

         Purchased transportation was 43.2% of operating revenue in 1998 compared to 43.5% in 1997. The decrease in purchased transportation as a percentage of operating revenue was primarily attributable to operating efficiencies resulting from increased volumes of freight through the Forward Air network coupled with an increase in logistics services revenue which does not involve the transportation of freight.

         Salaries, wages and employee benefits were 23.9% of operating revenue in 1998 compared to 23.6% in 1997. The increase in salaries, wages and employee benefits as a percentage of operating revenue in 1998 was due primarily to additional cargo handling wages and supervisory salaries required to operate Company-operated terminals that were added since the preceding period coupled with an increase in labor associated with logistics services revenue as the Company continues to expand in this area.

         Operating leases, the largest component of which is terminal rent, were 5.3% of operating revenue in 1998 compared to 5.6% in 1997. The decrease in operating leases as a percentage of operating revenue was attributable to greater revenue through the Forward Air network and the growth of logistics services revenue.

         Depreciation and amortization expense as a percentage of operating revenue was 3.3% in 1998, compared to 2.8% in 1997. The increase in depreciation and amortization expense as a percentage of operating revenue was attributable to the implementation of the Company's integrated freight order entry, tracking and billing information system during 1997 coupled with additional operating equipment (e.g., forklifts, trailers, scales, etc.) required to operate Company-operated terminals that were added from the preceding period.

         Insurance and claims as a percentage of revenue was 1.8% of operating revenue in 1998, compared with 2.0% in 1997. The decrease in insurance and claims expense as a percentage of operating revenue was due primarily to a decrease in the frequency and severity of accidents and lower premium costs.

         Other operating expenses remained relatively constant at 10.2% of operating revenue in 1998 compared to 10.1% in 1997.

         Income from operations increased by $2.9 million, or 22.1%, to $16.0 million for 1998 compared to $13.1 million for 1997. The improvement in income from operations is due primarily to a lower operating cost structure resulting from an increase in operating revenue which allowed the Company to spread the fixed costs of the network over a larger base. Income from operations during 1997 also benefited from non-recurring revenue that resulted from the UPS strike as discussed below.

         Interest expense was $1.2 million, or 0.9%, of operating revenue in 1998, compared to $796,000, or 0.7%, in 1997. The increase in interest expense as a percentage of operating revenue during 1998 was due to higher average net borrowing, primarily as a result of a $5.0 million capital contribution to Landair Corporation and the settlement of intercompany balances with Landair Corporation prior to the Spin-off.

         The combined federal and state effective tax rate for 1998 was 38.1%, compared to a rate of 38.9%, for 1997. For information concerning income taxes, as well as information regarding differences between effective tax rates and statutory rates, see Note 6 of the Notes to Consolidated Financial Statements.

         As a result of the foregoing factors, income from continuing operations increased by $1.7 million, or 23.0%, to $9.1 million for 1998, from $7.4 million in 1997.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

         Operating revenue increased by $24.4 million, or 30.2%, to $105.1 million for 1997 from $80.7 million in 1996. The operating revenue increase resulted primarily from increased volume from domestic and international air cargo customers (in part attributable to an increased number of shipments during the UPS strike in the third quarter of
1997), increased operating terminals and direct shuttles and enhanced logistics services.

         Purchased transportation was 43.5% of operating revenue in 1997 compared to 44.5% in 1996. The decrease in purchased transportation as a percentage of operating revenue was primarily attributable to operating efficiencies resulting from increased volumes of freight through the Forward Air network coupled with an increase in logistics services revenue which does not involve the transportation of freight.

         Salaries, wages and employee benefits were 23.6% of operating revenue in 1997 compared to 22.6% in 1996. The increase in salaries, wages and employee benefits as a percentage of operating revenue in 1997 was due primarily to additional cargo handling wages and supervisory salaries required to operate Company-operated terminals that were added since the preceding period coupled with an increase in labor associated with logistics services revenue as the Company continues to expand in this area.

         Operating leases, the largest component of which is terminal rent, were 5.6% of operating revenue in 1997 compared to 6.1% in 1996. The decrease in operating leases as a percentage of operating revenue was attributable to greater revenue through the Forward Air network and the growth of logistics services revenue.

         Depreciation and amortization expense as a percentage of operating revenue was 2.8% in 1997, compared to 2.6% in 1996. The increase in depreciation and amortization expense as a percentage of operating revenue was attributable to the implementation of the Company's integrated freight order entry, tracking and billing information system during 1997 coupled with additional operating equipment (e.g., forklifts, trailers, scales, etc.) required to operate Company-operated terminals that were added from the preceding period.

         Insurance and claims as a percentage of operating revenue was 2.0% of operating revenue in 1997, compared with 2.1% in 1996. The decrease in insurance and claims expense as a percentage of operating revenue was due primarily to a decrease in the frequency and severity of accidents and lower premium costs.

         Other operating expenses were 10.1% as a percentage of operating revenue in 1997 compared to 11.6% in 1996. The decrease in other operating expenses as a percentage of operating revenue was attributable to a lower operating cost structure due to increased operating revenue and a reduction in commissions paid to agent terminals.

         Income from operations increased by $4.6 million, or 54.1%, to $13.1 million for 1997 compared to $8.5 million for 1996. The improvement in income from operations is due primarily to a lower operating cost structure resulting from an increase in operating revenue which allowed the Company to spread the fixed costs of the network over a larger base. Income from operations during 1997 also benefited from non-recurring revenue that resulted from the UPS strike as discussed below.

         Interest expense was $796,000, or 0.7%, of operating revenue in 1997, compared to $743,000, or 0.9%, in 1996. The decrease in interest expense as a percentage of operating revenue during 1997 was due to lower average net borrowing.

         The combined federal and state effective tax rate for 1997 was 38.9%, compared to a rate of 37.2%, for 1996. For information concerning income taxes, as well as information regarding differences between effective tax rates and statutory rates, see Note 6 of the Notes to Consolidated Financial Statements.

         As a result of the foregoing factors, income from continuing operations increased by $2.5 million, or 51.0%, to $7.4 million for 1997, from $4.9 million in 1996.

         The Company's fiscal 1997 results were affected by the UPS strike occurring during a two-week period in the third quarter of fiscal 1997 as the Company shipped freight that would have ordinarily been shipped by UPS. The Company estimates that the UPS strike resulted in approximately $2.3 million in incremental revenue which generated an estimated $1.2 million of income from operations or $.06 per diluted share. The Company believes it did not retain a significant amount of the business it gained through the UPS strike, as the two companies generally occupy separate niches within the freight transportation marketplace.

Liquidity and Capital Resources

         The Company has historically financed working capital needs with cash flows from operations and borrowings under lines of credit. The Company has historically financed capital purchases with cash flows from operations and through borrowings under credit agreements with financial institutions. Net cash provided by operating activities totaled approximately $1.9 million for 1998, $6.3 million in 1997 and $3.2 million in 1996.

         Net cash used in investing activities was approximately $17.0 million in 1998, $4.8 million in 1997 and $2.6 million in 1996. Investing activities consisted primarily of a $5.0 million capital contribution to Landair Corporation in 1998, the acquisition of Adams Air Cargo, Inc. in 1997 and a terminal facility in 1996, along with operating equipment and enhanced management information systems during 1998, 1997 and 1996.

         Net cash provided by financing activities was $14.6 million in 1998 compared to cash used in financing activities of $766,000 in 1997 and $518,000 in 1996. These financing activities included the continued financing of operating equipment and working capital needs, the repayment of long-term debt and capital leases and proceeds received from the exercise of stock options, and Common Stock issued under an employee stock purchase plan.

         The Company expects net capital expenditures in 1999 for operating equipment and management information systems, excluding acquisitions, to be less than $8.0 million. The Company expects to fund these expenditures through cash provided by operating activities and borrowings under credit facilities.

         The Company's credit facilities include a working capital line of credit and an equipment financing facility. Subject to maintenance of financial covenants and ratios, these credit facilities permit the Company to borrow up to $20.0 million under the working capital line of credit and $25.0 million under equipment financing facilities. Interest rates for advances under the facilities vary based on covenants related to total indebtedness, cash flows, results of operations and other ratios. The facilities bear interest at LIBOR plus .8% to 1.9%, expire in September and December 2000, and are secured by accounts receivable and certain revenue equipment. Availability under the line of credit is reduced by the amount of outstanding letters of credit. Among other restrictions, the terms of the line of credit require maintenance of certain levels of net worth and other financial ratios.

         Management believes that the Company's available cash, expected future cash generated from operations and available borrowings under the Company's existing line of credit, will be sufficient to satisfy its anticipated cash needs through at least the fourth quarter of 1999. Additional funds may be required to fund acquisitions. If funds are not available to finance acquisitions, the Company expects to be able to borrow funds to finance such acquisitions. No assurance can be given that such financings can be completed on terms satisfactory to the Company.

         Subsequent to the end of the year, the Board of Directors approved a two-for-one stock split to be distributed on March 19, 1999. All share, earnings per share, dividends per share, and quarterly stock price data included herein and in the consolidated financial statements and notes thereto have been restated to give effect to the stock split.

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

         The Company is in the process of replacing the majority of its key financial and operational systems as a part of upgrading its systems in the normal course of business. Management believes that this program will substantially meet or address its Year 2000 issues. In addition to its replacement program, the Company will modify some of its software and hardware so that its computer systems will function properly with respect to dates in the Year 2000 and thereafter. The Company has spent less than $100,000 to date to address the Year 2000 issues. The cost of the remaining replacement and modification for the Year 2000 issue is estimated to be less than $50,000.

         The Company has initiated a formal communication process with all its significant suppliers and large customers to determine the extent to which the Company's interface systems are vulnerable to the failure of any third party to remediate its own Year 2000 issues, and expects to complete such process during the second quarter of 1999. Once the Company has completed the process mentioned above and has determined the extent to which the Company's interface systems are vulnerable to the failure of any third party to remediate its own Year 2000 issues, the Company expects to develop its plans (including contingency plans) and budgets to perform any necessary remediation actions. There is no guarantee that the systems of such other companies will be timely converted and would not have an adverse effect on the Company.

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

Impact of Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. The Statement is required to be adopted by the Company in 2000. Management does not anticipate that the adoption of the Statement will have a significant effect on the financial position or results of operations of the Company.

Forward-Looking Statements

         The Company, or its executive officers and directors on behalf of the Company, may from time to time make written or oral "forward-looking statements." Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission (the "Commission"), in press releases and in reports to shareholders. Oral forward-looking statements may be made by the Company's executive officers and directors on behalf of the Company to the press, potential investors, securities analysts and others. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements. The Company relies on this safe harbor in making such disclosures. In connection with this safe harbor provision, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Without limitation, factors that might cause such a difference include economic factors such as recessions, inflation, higher interest rates and downturns in customer business cycles, the Company's inability to maintain its historical growth rate due to a decreased volume of freight moving through the Company's network, competition, surplus inventories, loss of a major customer, the Company's lack of prior operating history as an entity independent of the truckload operations, the ability of the Company's information systems to handle increased volume of freight moving through its network, and the availability and compensation of qualified independent owner-operators to serve the Company's transportation needs. The Company disclaims any intent or obligation to update these forward-looking statements.

ITEM 7A.        QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                RISK

         The Company is exposed to market risk from changes in interest rates. At December 31, 1998, the fair value of the Company's total debt and capital lease obligations was estimated to be $25.3 million, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements, which approximated carrying value. Market risk is estimated as the potential change in fair value resulting from a hypothetical change in interest rates. Using a yield to maturity analysis and assuming an increase in interest rates of 10% (from December 31, 1998), the potential decrease in fair value of total debt and capital leases would be $145,000.

         The Company had $18.5 million of variable rate debt outstanding at December 31, 1998. At this borrowing level, a hypothetical 10% adverse change in interest rates on the debt would increase interest expense and decrease income before income taxes by approximately $123,000. This amount was determined by considering the impact of the hypothetical interest rate increase on the Company's borrowing cost at the December 31, 1998 borrowing level.


ITEM 8.         FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The response to this item is submitted in a separate section of this report.


ITEM 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item with respect to directors of the Company is incorporated herein by reference to the Company's definitive proxy statement for its 1999 Annual Meeting of Shareholders (the "1999 Proxy Statement"). The 1999 Proxy Statement will be filed with the Commission not later than 120 days subsequent to December 31, 1998.

         Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.


ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference to the 1999 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 1998.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
         MANAGEMENT

         The information required by this item is incorporated herein by reference to the 1999 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 1998.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated herein by reference to the 1999 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 1998.

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

          (b)                 Reports on Form 8-K.

                              There were no reports on Form 8-K filed during the fourth quarter of 1998.

          (c)                 Exhibits.

                              The response to this portion of Item 14 is submitted as a separate section of this report.

          (d)                 Financial Statement Schedules.

                              The response to this portion of Item 14 is submitted as a separate section of this report.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Forward Air Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    FORWARD AIR CORPORATION

                                    By:  /s/ Scott M. Niswonger
                                       ----------------------------------------
                                        Scott M. Niswonger, Chairman
                                        and Chief Executive Officer

                                    Date:  February 28, 1999

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            NAME                                       CAPACITY                                         DATE
  /s/ Scott M. Niswonger                     Chairman and                                          February 28, 1999
-----------------------------------          Chief Executive Officer
     Scott M. Niswonger                      (Principal Executive Officer)


  /s/ Edward W. Cook                         Chief Financial Officer,                              February 28, 1999
--------------------------------             Senior Vice President, Treasurer
     Edward W. Cook                          and Director (Principal Financial
                                             and Accounting Officer)


  /s/ Bruce A. Campbell                      President, Chief Operating                            February 28, 1999
--------------------------------             Officer and Director
     Bruce A. Campbell

  /s/ Richard H. Roberts                     Senior Vice President, General                        February 28, 1999
------------------------------------         Counsel, Secretary and Director
     Richard H. Roberts

 /s/ James A. Cronin, III                    Director                                              February 28, 1999
------------------------------------
     James A. Cronin, III

 /s/ Robert K. Gray                          Director                                              February 28, 1999
------------------------------------
     Hon. Robert K. Gray

                           Annual Report on Form 10-K

                   Item 8, Item 14(a)(1) and (2), (c) and (d)

          List of Financial Statements and Financial Statement Schedule

                   Financial Statements and Supplementary Data

                                Certain Exhibits

                          Financial Statement Schedule

                          Year Ended December 31, 1998

                             Forward Air Corporation

                             Greeneville, Tennessee

            Forward Air Corporation (formerly Landair Services, Inc.)

                  Form 10-K -- Item 8 and Item 14(a)(1) and (2)

         Index to Financial Statements and Financial Statement Schedule


The following consolidated financial statements of Forward Air Corporation are included as a separate section of this report:

                                                                                                           Page No.
Report of Ernst & Young LLP, Independent Auditors............................................................F-3
Consolidated Balance Sheets - December 31, 1998 and 1997.....................................................F-4
Consolidated Statements of Income - Years Ended December 31, 1998,
   1997 and 1996.............................................................................................F-6
Consolidated Statements of Shareholders' Equity - Years Ended
   December 31, 1998, 1997 and 1996..........................................................................F-7
Consolidated Statements of Cash Flows - Years Ended December 31, 1998,
   1997 and 1996.............................................................................................F-8
Notes to Consolidated Financial Statements - December 31, 1998...............................................F-9

The following financial statement schedule of Forward Air Corporation is included as a separate section of this report.

Schedule II - Valuation and Qualifying Accounts..............................................................S-1

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         Report of Independent Auditors



The Board of Directors and Shareholders
Forward Air Corporation

We have audited the accompanying consolidated balance sheets of Forward Air Corporation (formerly Landair Services, Inc.) as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. Our audits also included the financial statement schedule listed in the Index at
Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forward Air Corporation at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                             Ernst & Young LLP


Nashville, Tennessee
February 2, 1999, except for
  Note 13, as to which the
  date is February 24, 1999

                             Forward Air Corporation

                           Consolidated Balance Sheets



                                                              December 31
                                                           1998         1997
                                                         ----------------------
                                                             (In thousands)
ASSETS
Current assets:
     Cash and cash equivalents                           $   455      $    895
     Accounts receivable, less allowance of $952 in
        1998 and $753 in 1997                             19,754        17,671
     Inventories                                             389           300
     Prepaid expenses                                      2,545         1,088
     Deferred income taxes                                   273           364
                                                         ----------------------
Total current assets                                      23,416        20,318

Property and equipment:
     Land                                                  3,368         3,477
     Buildings                                             6,883         6,497
     Equipment                                            28,818         8,998
     Leasehold improvements                                1,003           568
                                                         ----------------------
                                                          40,072        19,540

     Accumulated depreciation and amortization            10,152         3,755
                                                         ----------------------
                                                          29,920        15,785

Other assets                                               3,472         3,290
Deferred income taxes                                         --           572
Assets of discontinued operations                             --        97,208
                                                         ----------------------






Total assets                                             $56,808      $137,173
                                                         ======================

                                                                December 31
                                                             1998         1997
                                                           ----------------------
                                                               (In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                       $ 4,120      $     72
     Accrued payroll and related items                        1,769            --
     Insurance and claims accruals                            1,568         1,329
     Income taxes payable                                     1,249           150
     Other accrued expenses                                   2,470           212
     Current portion of long-term debt                        4,529           625
     Current portion of capital lease obligations               676           974
     Due to Truckload Business subsidiaries                      --        17,447
                                                           ----------------------
Total current liabilities                                    16,381        20,809

Long-term debt, less current portion                         15,403         3,508
Capital lease obligations, less current portion               4,723         4,746
Deferred income taxes                                         1,230            --
Liabilities of discontinued operations                           --        57,650
Commitments and contingencies                                    --            --

Shareholders' equity:
     Preferred stock, $.01 par value:
          Authorized shares - 5,000,000
          No shares issued                                       --            --
     Common stock, $.01 par value:
          Authorized shares - 40,000,000
          Issued and outstanding shares - 12,587,818 in
            1998 and 12,048,776 in 1997                         126           120
     Additional paid-in capital                              15,768        26,744
     Retained earnings                                        3,177        23,596
                                                           ----------------------
Total shareholders' equity                                   19,071        50,460
                                                           ----------------------
Total liabilities and shareholders' equity                  $56,808      $137,173
                                                           ======================

See accompanying notes.

                             Forward Air Corporation

                        Consolidated Statements of Income


                                                              Year ended December 31
                                                       1998             1997           1996
                                                      -------------------------------------
                                                      (In thousands, except per share data)

Operating revenue                                    $ 130,438       $ 105,140       $ 80,737

Operating expenses:
     Purchased transportation:
        Provided by non-affiliated entities             51,914          39,647         30,041
        Provided by Truckload Business                   4,431           6,137          5,881
     Salaries, wages and employee benefits              31,191          24,808         18,211
     Operating leases                                    6,876           5,867          4,889
     Depreciation and amortization                       4,346           2,902          2,085
     Insurance and claims                                2,402           2,089          1,710
     Other operating expenses                           13,267          10,626          9,404
                                                     ----------------------------------------
                                                       114,427          92,076         72,221
                                                     ----------------------------------------
Income from operations                                  16,011          13,064          8,516


Other income (expense):
     Interest expense                                   (1,206)           (796)          (743)
     Other, net                                             37             (84)             2
                                                     ----------------------------------------
                                                        (1,169)           (880)          (741)
                                                     ----------------------------------------
Income from continuing operations before
    income taxes                                        14,842          12,184          7,775
Income taxes                                             5,653           4,740          2,891
                                                     ----------------------------------------
Income from continuing operations                        9,189           7,444          4,884
                                                     ----------------------------------------
Discontinued operations:
   Income (loss) from operations
      (less income taxes (benefit) of $850,
      $751 and $(432), respectively)                     1,345           1,150           (905)
   Loss on Spin-off (less income taxes of $440,
      $-0- and $-0-, respectively)                        (380)             --             --
                                                     ----------------------------------------
                                                           965           1,150           (905)
                                                     ----------------------------------------
Net income                                           $  10,154       $   8,594       $  3,979
                                                     ========================================

Income per share:
     Basic:
        Income from continuing operations            $     .74       $     .62       $    .41
        Income (loss) from discontinued
           operations                                      .08             .10           (.07)
                                                     ----------------------------------------
        Net income                                   $     .82       $     .72       $    .34
                                                     ========================================
     Diluted:
        Income from continuing operations            $     .72       $     .60       $    .40
        Income (loss) from discontinued
           operations                                      .07             .10           (.07)
                                                     ----------------------------------------
        Net income                                   $     .79       $     .70       $    .33
                                                     ========================================

See accompanying notes.

                             Forward Air Corporation

                 Consolidated Statements of Shareholders' Equity




                                                       Common Stock     Additional                      Total
                                                    ----------------      Paid-in       Retained     Shareholders'
                                                    Shares    Amount      Capital       Earnings        Equity
                                                    --------------------------------------------------------------
                                                                                           (In thousands)
Balance at December 31, 1995                         5,864      $59      $ 25,562       $ 11,023       $ 36,644
     Stock split effected in the
        form of a stock dividend                     5,864       59           (59)            --             --
     Net income for 1996                                --       --            --          3,979          3,979
     Exercise of stock options                         166        1           580             --            581
     Common Stock issued under
        employee stock purchase plan                    12       --            60             --             60
                                                    ------      ---      --------       --------       --------
Balance at December 31, 1996                        11,906      119        26,143         15,002         41,264
     Net income for 1997                                --       --            --          8,594          8,594
     Exercise of stock options                         122        1           489             --            490
     Common Stock issued under
        employee stock purchase plan                    21       --           112             --            112
                                                    ------      ---      --------       --------       --------
Balance at December 31, 1997                        12,049      120        26,744         23,596         50,460
     Net income for 1998                                --       --            --         10,154         10,154
     Exercise of stock options                         532        6         2,404             --          2,410
     Common Stock issued under
        employee stock purchase plan                     7       --            69             --             69
     Income tax benefit from stock
        options exercised                               --       --           232             --            232
     Spin-off of Landair Corporation                    --       --       (13,681)       (30,573)       (44,254)
                                                    ------     ----      --------       --------       --------
Balance at December 31, 1998                        12,588     $126      $ 15,768       $  3,177       $ 19,071
                                                    ======     ====      ========       ========       ========

See accompanying notes.

                             Forward Air Corporation

                      Consolidated Statements of Cash Flows


                                                                       Year ended December 31
                                                                 1998          1997           1996
                                                               ------------------------------------
                                                                          (In thousands)
OPERATING ACTIVITIES
Net income                                                     $ 10,154       $ 8,594       $ 3,979
Adjustments to reconcile net income to
     net cash provided by operating activities:
          (Income) loss from discontinued operations             (2,075)       (1,150)          905
          Depreciation and amortization                           4,346         2,902         2,085
          Gain on sale of property and equipment                   (128)           --          (321)
          Provision for losses on receivables                       438           515           495
          Provision for revenue adjustments                       1,641         1,488           760
          Deferred income taxes                                   1,893         1,747          (251)
          Changes in operating assets and liabilities,
             net of effects from acquisition of business:
                Accounts receivable                              (4,162)       (5,677)       (6,737)
                Inventories                                         (89)          (88)            2
                Prepaid expenses                                 (1,191)         (644)          (84)
                Accounts payable and accrued expenses             8,314           666            77
                Income taxes                                        203           (53)          204
                Due to Truckload Business subsidiaries          (17,447)       (1,980)        2,044
                                                               ------------------------------------
Net cash provided by operating activities                         1,897         6,320         3,158

INVESTING ACTIVITIES
Purchases of property and equipment                             (11,764)       (3,602)       (4,086)
Proceeds from disposal of property and equipment                    117            --         1,654
Acquisition of business                                              --        (1,209)           --
Contribution of capital to discontinued operation                (5,000)           --            --
Other                                                              (335)           (6)         (197)
                                                               ------------------------------------
Net cash used in investing activities                           (16,982)       (4,817)       (2,629)

FINANCING ACTIVITIES
Proceeds from long-term debt                                     21,792           812           897
Payments of long-term debt                                       (8,631)         (954)       (1,054)
Payments of capital lease obligations                              (995)       (1,226)       (1,002)
Proceeds from exercise of stock options                           2,410           490           581
Proceeds from Common Stock issued under
    employee stock purchase plan                                     69           112            60
                                                               ------------------------------------
Net cash provided by (used in) financing activities              14,645          (766)         (518)
                                                               ------------------------------------
Net increase (decrease) in cash and cash equivalents               (440)          737            11
Cash and cash equivalents at beginning of year                      895           158           147
                                                               ------------------------------------
Cash and cash equivalents at end of year                       $    455       $   895       $   158
                                                               ====================================

See accompanying notes.

                             Forward Air Corporation

                   Notes to Consolidated Financial Statements

                                December 31, 1998

1.  ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements of the Company include Forward Air Corporation (formerly Landair Services, Inc. until August 26, 1998) and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

On July 9, 1998 (the "Measurement Date"), the Board of Directors of the Company authorized the separation of the Company into two publicly-held corporations, one owning and operating the deferred air freight operations and the other owning and operating the truckload operations (the "Spin-off").

The Spin-off was effected on September 23, 1998 through the distribution to shareholders of the Company of all of the outstanding shares of common stock of a new truckload holding company, Landair Corporation. Pursuant to the Spin-off, the common stock of Landair Corporation was distributed on a pro rata basis of one share of Landair Corporation common stock for every one share of the Company's common stock held. Subsequent to the Spin-off, the Company has continued as the legal entity that owns and operates the deferred air freight operations through its operating subsidiaries and Landair Corporation is the legal entity that owns and operates the truckload operations. Additionally, the name Landair Services, Inc. was changed to Forward Air Corporation on August 26, 1998. As a result of the Spin-off, the results of operations and cash flows of the Truckload Business have been reported as discontinued operations for all periods presented in the accompanying consolidated financial statements (see
Note 2).

As used in the accompanying consolidated financial statements, the term "Forward Air Business" refers to the deferred air freight operations; the term "Truckload Business" refers to the truckload operations; and the "Company" refers to the entity which, prior to the Spin-off, operated both the Forward Air Business and the Truckload Business and which, after the Spin-off, continues to operate the Forward Air Business.

The continuing operations of the Company included in these financial statements include the assets and liabilities and results of operations directly related to the Forward Air Business for all periods presented. Significant changes could have occurred in the funding and operations of the Forward Air Business had it been operated as an independent stand-alone entity during those periods, which could have had a significant impact on its financial position and results of operations. As a result, the financial information included in these financial statements is not necessarily indicative of the financial position and results of operations of the Forward Air Business which might have occurred had it been a stand-alone entity.

                             Forward Air Corporation

1.  ACCOUNTING POLICIES (CONTINUED)

The Company operates a comprehensive national network for the time-definite surface transportation of deferred freight. The Company provides its transportation services through a network of terminals located on or near airports in the United States and Canada. The Company's customers consist primarily of freight forwarders, domestic and international airlines and integrated air cargo carriers. The Company's operations involve receiving deferred freight shipments at its terminals and transporting them by truck to the terminal nearest their destination.

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

OWNERSHIP

Scott M. Niswonger (Chairman and Chief Executive Officer) was the majority shareholder of the Company during all periods presented.

OPERATING REVENUE

Operating revenue and related costs are recognized as of the date shipments are completed. No single customer accounted for more than 10% of operating revenue from continuing operations in 1998, 1997 or 1996.

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INVENTORIES

Inventories of tires, replacement parts, supplies, and fuel for revenue equipment are stated at the lower of cost or market utilizing the FIFO (first-in, first-out) method of determining cost.

                             Forward Air Corporation

1.  ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation of property and equipment is calculated based upon the cost of the asset, reduced by its estimated salvage value, using the straight-line method over the estimated useful lives as follows:


Buildings...................................        30-40 years
Equipment...................................         3-10 years
Leasehold improvements......................         1-15 years

Interest payments during 1998, 1997 and 1996 were $1,154,000, $825,000 and $746,000, respectively. No interest was capitalized during the three years ended December 31, 1998. During 1998, 1997 and 1996, the Company added equipment of $-0-, $-0- and $2,417,000, through capital leases, respectively.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The measurement of possible impairment is based upon determining whether projected undiscounted future cash flows from the use of the asset over the remaining depreciation or amortization period are less than the carrying value of the asset. As of December 31, 1998, in the opinion of management, there has been no such impairment.

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

INCOME PER SHARE

The Company calculates income per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Under SFAS No. 128, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share includes any dilutive effects of options, warrants and convertible securities, and uses the treasury stock method in calculating dilution. All earnings per share data included in the consolidated financial statements and notes thereto have been restated to give effect to a two-for-one stock split (see Note 13).

                             Forward Air Corporation

1.  ACCOUNTING POLICIES (CONTINUED)

EMPLOYEE STOCK OPTIONS

The Company grants options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the grant date. The Company accounts for employee stock option grants in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants.

COMMON EXPENSES

Prior to 1998, certain administrative expenses, consisting of payroll, legal, accounting, rent and depreciation for shared facilities, and other common expenses which could not be specifically identified to either the deferred air freight operations or the truckload operations have been allocated between the Forward Air Business and the Truckload Business based on their relative percentages of operating revenue. In 1998, certain administrative and back office functions continue to be shared by both the Forward Air Business and the Truckload Business. The expenses related to these services were allocated to the Forward Air Business and the Truckload Business in accordance with the provisions of a Transition Services Agreement as discussed in Note 2. These administrative expenses, which would have been incurred by the Forward Air Business and the Truckload Business if each had been operated as an independent stand-alone entity, totaled $2,794,000, $5,039,000 and $3,157,000 for the
Forward Air Business and $3,208,000, $4,420,000 and $3,225,000 for the Truckload Business for the period January 1, 1998 through September 23, 1998, and 1997 and 1996, respectively.

Interest expense of $661,000, $796,000 and $743,000 for the Forward Air Business and $1,382,000, $1,826,000 and $2,221,000 for the Truckload Business for the period from January 1, 1998 through September 23, 1998, and 1997 and 1996, respectively, has been allocated by the Company on an annual basis based upon the pro rata share of average operating assets of the Truckload Business and the Forward Air Business.

Management believes these allocation methods are reasonable.

ACCOUNTING PRONOUNCEMENTS

In 1998, the Company adopted a new disclosure pronouncement, SFAS No. 130, Reporting Comprehensive Income. The Company had no items of other comprehensive income and, accordingly, adoption of the Statement had no effect on the consolidated financial statements.

                             Forward Air Corporation

1.  ACCOUNTING POLICIES (CONTINUED)

In 1998, the Company also adopted another new disclosure pronouncement, SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. SFAS No. 131 requires companies to report selected segment information when certain size tests are met. Management has determined that the Company operates in only one segment meeting the applicable tests.

In 1998, the Company early-adopted Statement of Position (SOP) 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires capitalization of certain costs to purchase or develop internal-use software, and amortization of these costs over their estimated useful life. The adoption of SOP 98-1 did not materially change the accounting for internal-use software development costs from that previously followed by the Company. During 1998 and 1997, the Company capitalized approximately $451,000 and $402,000 of internal-use software development costs. In 1998, the Company also capitalized in accordance with SFAS No. 86, Accounting for Costs of Computer Software to be Sold, Leased, or Otherwise Marketed, approximately $234,000 of costs related to software being developed for both internal and external use. In years prior to 1998, the Company did not incur significant external-use software development costs.

Costs related to software developed for internal use are amortized using the straight-line method over an estimated five year life. Costs related to software developed for both internal and external use will be amortized using either a revenue-based method or the straight-line method, whichever provides the greater amortization amount. No amortization of capitalized external-use software development costs was recorded in 1998 since the projects were under development throughout the period.

In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 is required to be adopted by the Company in 2000. Management does not anticipate that the adoption of the Statement will have a significant effect on the financial position or results of operations of the Company.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior year financial statements to conform to the 1998 presentation. These reclassifications had no effect on net income as previously reported.

                             Forward Air Corporation

2.  DISCONTINUED OPERATIONS

As discussed in Note 1, on July 9, 1998, the Board of Directors of the Company authorized the separation of the Company into two publicly-held corporations, one owning and operating the Forward Air Business and the other owning and operating the Truckload Business. The Spin-off was effected on September 23, 1998.

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
                                                                                        ========

Prior to the Spin-off, the Company made a $5.0 million contribution of capital in the form of cash to Landair Corporation. In addition, Landair Corporation contributed to the Company approximately $2.4 million of net assets related to the Forward Air Business. The above net assets include these transactions. The distribution of the net assets of Landair Corporation on September 23, 1998,was charged to retained earnings, to the extent that the Company had positive retained earnings, with the remainder to additional paid-in capital.

Summarized income statement information relating to the Truckload Business (as reported in discontinued operations) is as follows (in thousands):

                                                       1998(1)               1997                 1996
                                                      ---------            ---------           ---------
         Operating revenue                            $ 51,543             $ 91,398            $ 82,242
         Operating expenses                             48,450               87,659              81,417
                                                      ---------            ---------           ---------
         Income from operations                          3,093                3,739                 825
         Interest expense                                 (924)              (1,826)             (2,221)
         Other income (expense)                             26                  (12)                 59
                                                      ---------            ---------           ---------
         Income (loss) before income taxes               2,195                1,901              (1,337)
         Income taxes (benefit)                            850                  751                (432)
                                                      ---------            ---------           ---------
         Income (loss) from discontinued
            operations                                $  1,345             $  1,150            $   (905)
                                                      =========            =========           =========

                             Forward Air Corporation

2.  DISCONTINUED OPERATIONS (CONTINUED)

(1)The fiscal 1998 summarized income statement information above includes the results of operations only through the July 9, 1998 Measurement Date.

The loss on Spin-off in the amount of $380,000 recorded in 1998 includes the net of the after-tax income of the discontinued operations from the Measurement Date through the date of the Spin-off of $730,000 ($1,170,000 on a pre-tax basis), and costs associated with the Spin-off of $1,110,000. The costs associated with the Spin-off represent the cost of separating the two businesses which are non-deductible for income tax purposes.

In connection with the Spin-off, the Company and Landair Corporation entered into certain agreements which were effective upon the actual separation of the two companies. The agreements were entered into to facilitate orderly changes from an integrated transportation company to separate deferred air freight and truckload operating companies in a way which is minimally disruptive to each entity. Following are summaries of the principal agreements:

DISTRIBUTION AGREEMENT

The Distribution Agreement provided for, among other things, the principal corporate transactions required to effect the Spin-off and the allocation of certain assets and liabilities between the Company and Landair Corporation. The Distribution Agreement provides that the Company and Landair Corporation each have sole responsibility for claims arising out of their respective activities after the Spin-off. It also provides that each party will indemnify the other in the event of certain liabilities arising under the federal securities laws, and that, for a period of three years after the Spin-off, neither the Company nor Landair Corporation will directly solicit the employment of any employee of the other company or its affiliates without the prior written consent of such other company.

TRANSITION SERVICES AGREEMENT

The Transition Services Agreement describes the services which the Company and Landair Corporation provide to each other following the Spin-off. Services performed under the Transition Services Agreement are negotiated and paid for on an arm's-length basis. The Transition Services Agreement has an eighteen-month term, except that information technology services to be provided by the Company to Landair Corporation have a thirty-six month term. Notwithstanding the stated term of the Transition Services Agreement, the Company or Landair Corporation, as recipients of the services, may terminate any or all such services at any time on thirty days' irrevocable written notice, and the Company or Landair Corporation, as providers of

                             Forward Air Corporation

2.  DISCONTINUED OPERATIONS (CONTINUED)

the services, may at any time after the first anniversary of the Spin-off, terminate any or all of the services, other than the information technology services, on three months' irrevocable notice.

EMPLOYEE BENEFIT MATTERS AGREEMENT

The Employee Benefit Matters Agreement provides for the treatment of employee benefit matters and other compensation arrangements for the employees of the Company and Landair Corporation after the Spin-off. Pursuant to this agreement, the Company is continuing sponsorship of the various employee benefit plans and welfare plans of the Company with respect to employees of the Company after the Spin-off, and Landair Corporation is required to establish such similar plans which will allow Landair Corporation to provide to its employees after the Spin-off substantially the same benefits previously provided to them as employees of the Company. This Employee Benefit Matters Agreement also provided for the adjustment and conversion of the existing non-exercisable stock options of the Company into options of Landair Corporation for those employees that continued employment with Landair Corporation after the Spin-off. (See Note 5).

TAX SHARING AGREEMENT

The Tax Sharing Agreement describes the responsibilities of the Company and Landair Corporation with respect to all tax matters occurring prior to and after the Spin-off. The Tax Sharing Agreement provides for the allocation of tax expense, assessments, refunds and other tax benefits. The Agreement also sets forth the responsibility for filing tax returns and provides for reasonable cooperation in the event of any audit, litigation or other proceeding with respect to any federal, state or local tax.

3.  ACQUISITION OF BUSINESS

On October 27, 1997, the Company acquired the air cargo operating assets of Adams Air Cargo, Inc., a surface transportation contractor to the air cargo industry based in Arbuckle, California. The Company paid approximately $1,209,000 in cash, issued a note payable of $1,800,000, and assumed debt and capital lease obligations of $967,000 and $1,563,000, respectively. The acquisition was accounted for as a purchase. Accordingly, the purchase price was allocated on the basis of the estimated fair value of the net assets acquired, resulting in goodwill of approximately $2,922,000. The goodwill is being amortized on a straight-line basis over a life of 20 years. Accumulated amortization of the goodwill totaled $161,000 and $23,000 at December 31, 1998 and 1997, respectively. The results of operations for the acquired business have been included in the consolidated statements of income from the acquisition date forward. Pro forma results of operations for 1997 and 1996 would not differ materially from the Company's historical results.

                             Forward Air Corporation

4.  LONG-TERM DEBT

Long-term debt consists of the following:


                                                               December 31
                                                            1998         1997
                                                          -------------------
                                                              (In thousands)
Line of credit                                            $    --      $2,163
Installment Equipment Loan Agreements                      18,540          --
Other notes payable, including interest ranging from
     6.9% to 7.9%                                           1,392       1,970
                                                          -------------------
                                                           19,932       4,133
Less current portion                                        4,529         625
                                                          -------------------
                                                          $15,403      $3,508
                                                          ===================

Effective with the Spin-off of Landair Corporation on September 23, 1998, the Company entered into a $20.0 million working capital line of credit facility with a Tennessee bank which expires in September 2000. Interest rates for advances under the facility vary from LIBOR plus 1.0% to 1.9% based upon covenants related to total indebtedness, cash flows, results of operations and other ratios (6.9% at December 31, 1998). Advances are collateralized primarily by accounts receivable. The agreement contains, among other things, restrictions that do not allow the payment of dividends, and requires the maintenance of certain levels of net worth and other financial ratios. At December 31, 1998, the Company had no borrowings outstanding under the line and had utilized $3.6 million of availability for outstanding letters of credit.

Prior to the Spin-off, the Company had a $15.0 million line of credit agreement with the same Tennessee bank. Advances outstanding under the line carried interest at the bank's base rate less 1.0% (7.5% at December 31, 1997) and were collateralized primarily by accounts receivable. The agreement contained restrictive financial covenants similar to those contained in the current agreement. At December 31, 1997, the Company had $2.2 million outstanding under the line and had utilized $2.9 million of availability for outstanding letters of credit.

The Company has equipment loan agreements (the "Equipment Loan Agreements") with two Tennessee banks which permit the Company to borrow up to $25.0 million for the purchase of operating equipment. Interest rates for advances under the facilities vary from LIBOR plus .8% to 1.9% based upon covenants related to total indebtedness, cash flows, results of operations and other ratios (5.9% to 7.0% at December 31, 1998). The advances are collateralized by equipment purchased with the proceeds from the Equipment Loan Agreements, and contain restrictions and covenants similar to the line of credit agreement described above. At December 31, 1998, the Company had additional borrowing capacity available of $6.5 million under the

                             Forward Air Corporation

4.  LONG-TERM DEBT (CONTINUED)

Equipment Loan Agreements. Equipment collateralizing these agreements has a carrying value of approximately $14,091,000 at December 31, 1998.

Maturities of long-term debt are as follows (in thousands):

                          1999                                     $  4,529
                          2000                                        5,508
                          2001                                        5,414
                          2002                                        2,308
                          2003                                        2,173
                          Thereafter                                     --
                                                                   --------
                                                                   $ 19,932
                                                                   ========

5.  SHAREHOLDERS' EQUITY AND STOCK OPTIONS

Preferred Stock -- The Board of Directors is authorized to issue, at its discretion, up to 5,000,000 shares of preferred stock, par value $.01. The terms and conditions of the preferred shares are to be determined by the Board of Directors. No shares have been issued to date.

Employee Stock Option and Incentive Plan -- The Company follows Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its employee stock options. Under Opinion No. 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

At December 31, 1998, 1997 and 1996, the Company had reserved 2,000,000 shares of common stock under a Stock Option and Incentive Plan. Options issued under the Plan have eight to ten year terms and vest over a four to five year period.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, Accounting for Stock Based Compensation, which also requires that the information be determined as if the Company has accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1998, 1997 and 1996, respectively: risk-free interest rates of 4.7%, 5.8% and 6.4%; dividend ratio of zero; volatility factors of the expected market price of the common stock of 0.5; and a weighted-average expected life of the option of seven years.

                             Forward Air Corporation

5.  SHAREHOLDERS' EQUITY AND STOCK OPTIONS (CONTINUED)

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company's stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share data):

                                      1998        1997        1996
                                      ----        ----        ----
Pro forma net income                 $9,839      $7,980      $3,506
Pro forma net income per share:
     Basic                           $  .79      $  .67      $  .30
     Diluted                         $  .77      $  .65      $  .29


Because SFAS No. 123 is applicable only to options granted subsequent to December 31, 1994, its pro forma effect is not fully reflected above.

A summary of the Company's employee stock option activity and related information for the years ended December 31 follows:

                                        1998                                1997                          1996
                                        ----                                ----                          ----
                              Options      Weighted-Average       Options     Weighted-Average  Options     Weighted-Average
                                (000)        Exercise Price        (000)        Exercise Price    (000)       Exercise Price
                                -----        --------------        -----       --------------    -----       --------------
Outstanding - beginning
   of year                     1,209            $  6               1,150            $ 6            842            $ 5
      Granted/converted          170               7                 222              6            570              7
      Exercised                 (472)              4                (122)             4           (166)             4
      Forfeited                 (142)              5                 (41)             7            (96)             5
                               -----            ----               -----            ---          -----            ---
Outstanding - end of year        765            $  6               1,209            $ 6          1,150            $ 6
                               =====            ====               =====            ===          =====            ===
Exercisable at end of year       403            $  6                 536            $ 6            398            $ 5
                               =====            ====               =====            ===          =====            ===
Options available for
   grant                         209                                 236                           418
                               =====                               =====                         =====
Weighted-average fair
   value of options
   granted during the
   year                        $5.06                               $3.07                         $3.00
                               =====                               =====                         =====

                             Forward Air Corporation

5.  SHAREHOLDERS' EQUITY AND STOCK OPTIONS (CONTINUED)

Exercise prices for options outstanding, as of December 31, 1998, 1997 and 1996 ranged from $2.50 to $12.813.

Under the provisions of the Company's stock option plan, options to purchase shares of the Company's common stock that were exercisable at the time of the Spin-off, and that were held by those employees who terminated employment with the Company and became employees of Landair Corporation upon the Spin-off, were canceled if not exercised prior to such employees' termination of employment with the Company. Accordingly, employees that were leaving the Company and continuing as employees of Landair Corporation exercised 198,000 vested options during 1998 prior to the Spin-off. Unexercisable options held by employees of the Company who remained or became employees of Landair Corporation upon consummation of the Spin-off which totaled 102,000 were converted into options to purchase Landair Corporation common stock under Landair Corporation's Stock Option and Incentive Plan. Such conversion was on the basis of a formula designed to preserve the fair market value of such converted options on the date of the Spin-off. All options held by employees of the Company who remained or became employees of the Company upon consummation of the Spin-off were adjusted on the basis of a formula designed to preserve the fair market value of such options on the date of the Spin-off. The adjustment of these options resulted in the grant of options to purchase 150,000 additional shares during the year ended December 31, 1998.

Non-Employee Director Options -- In August 1998 and May 1997 and 1996, options to purchase 30,000, 30,000 and 45,000 shares of common stock, respectively, were granted to the non-employee directors of the Company at option prices of $11.50, $7.00 and $7.50 per share, respectively. All options held by directors of the Company were adjusted on the basis of a formula designed to preserve the fair market value of such options on the date of the Spin-off. The adjustment of these options resulted in the grant of options to purchase 30,000 additional shares during the year ended December 31, 1998.

The options have terms of ten years and are exercisable in installments which vest over two-year periods from the date of grant. At December 31, 1998, 150,000 options are outstanding and will expire in May 2005 through July 2008, unless a non-employee director resigns or is not re-elected, in which event the options expire 90 days after the option holder is no longer a non-employee director.

Employee Stock Purchase Plan -- The Company implemented an employee stock purchase plan effective January 1, 1996 at which time participating employees became entitled to purchase common stock through payroll deduction of up to 10% of the employee's annual compensation. The issue price of the common stock is equal to the lesser of (1) 85% of market price on the first

                             Forward Air Corporation

5.  SHAREHOLDERS' EQUITY AND STOCK OPTIONS (CONTINUED)

trading day of the semi-annual enrollment period or (2) 85% of market price on the last trading day of the semi-annual enrollment period. The Company has reserved 600,000 shares of common stock for issuance pursuant to the plan. At December 31, 1998, approximately 40,000 shares had been issued under the Plan.

Earnings Per Share -- The following table sets forth the computation of basic and diluted income per share (in thousands, except per share data):


                                                              1998         1997        1996
                                                            -------------------------------
Numerator:
     Numerator for basic and diluted income per share:
        Income from continuing operations                   $ 9,189      $7,444      $4,884
        Income (loss) from discontinued
           operations                                           965       1,150        (905)
                                                            -------------------------------
        Net income                                          $10,154      $8,594      $3,979
                                                            ===============================

Denominator:
     Denominator for basic income per share-
         weighted-average shares                             12,393      11,936      11,856
     Effect of dilutive stock options                           453         418         242
                                                            -------------------------------
     Denominator for diluted income per share-
         adjusted weighted-average shares                    12,846      12,354      12,098
                                                            ===============================
Income per share - basic:
        Income from continuing operations                   $   .74      $  .62      $  .41
        Income (loss) from discontinued
           operations                                           .08         .10        (.07)
                                                            -------------------------------
        Net income                                          $   .82      $  .72      $  .34
                                                            ===============================
Income per share - diluted:
       Income from continuing operations                    $   .72      $  .60      $  .40
        Income (loss) from discontinued
           operations                                           .07         .10        (.07)
                                                            -------------------------------
        Net income                                          $   .79      $  .70      $  .33
                                                            ===============================
Securities that could potentially dilute basic
     net income per share in the future that
     were not included in the computation of
     diluted net income per share because to do
     so would have been antidilutive for the
     periods presented                                           --          38         902
                                                            ===============================

                             Forward Air Corporation

6.  INCOME TAXES

The Company and Landair Corporation entered into a Tax Sharing Agreement in connection with the Spin-off (see Note 2).

The provision for income taxes from continuing operations consists of the following:


                                  1998         1997          1996
                                 ---------------------------------
                                           (In thousands)
Current:
          Federal                $3,246      $ 2,368       $ 2,708
          State                     514          625           434
                                 ---------------------------------
                                  3,760        2,993         3,142
Deferred:
          Federal                 1,807        1,510          (221)
          State                      86          237           (30)
                                 ---------------------------------
                                  1,893        1,747          (251)
                                 ---------------------------------
                                 $5,653      $ 4,740       $ 2,891
                                 =================================

The historical income tax expense differs from the amounts computed by applying the federal statutory rate of 35% to income before income taxes as follows:


                                                  1998        1997        1996
                                               --------------------------------
                                                         (In thousands)
Tax expense at the statutory rate               $5,195      $4,142      $2,644
State income taxes, net of federal benefit         397         547         209
Meals and entertainment                             61          51          38
                                               --------------------------------
                                                $5,653      $4,740      $2,891
                                                ==============================

                             Forward Air Corporation

6.  INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:


                                                      December 31
                                                   1998          1997
                                                 -----------------------
                                                      (In thousands)
Deferred tax assets:
       Accrued expenses                           $   713       $  483
       Alternative minimum tax credits                 --        1,020
       Allowance for doubtful accounts                358          276
       Other                                          198           --
                                                 -----------------------
Total deferred tax assets                           1,269        1,779
Deferred tax liabilities:
       Tax over book depreciation                   1,346          263
       Prepaid expenses deductible when paid          586          396
       Other                                          294          184
                                                 -----------------------
Total deferred tax liabilities                      2,226          843
                                                 -----------------------
Net deferred tax assets (liabilities)             $  (957)      $  936
                                                 =======================

The balance sheet classification of deferred income taxes is as follows:


                                         December 31
                                       1998        1997
                                     ------------------
                                        (In thousands)
Current assets                       $   273       $364
Noncurrent assets (liabilities)       (1,230)       572
                                     -------       ----
                                     $  (957)      $936
                                     =======       ====


Total income tax payments, net of refunds, during fiscal 1998, 1997 and 1996 were $3,388,000, $3,046,000 and $2,939,000, respectively.

                             Forward Air Corporation

7.  LEASES

The Company has a capital lease agreement (with a bargain purchase option) extending to 2008 with the Director of Development of the State of Ohio for a terminal facility located in Columbus, Ohio. The amounts due under the lease have been included in capital lease obligations. The Company is responsible for all taxes, assessments and other costs of ownership under the lease agreement. The lease also requires, among other things, restrictions on the payment of dividends and the maintenance of certain levels of net worth and other financial ratios.

The Company leases certain equipment under capital leases. These equipment leases expire in various years through 2001.

Property and equipment include the following amounts for leases that have been capitalized:


                                       December 31
                                    1998        1997
                                  ---------------------
                                     (In thousands)
Land                               $2,605      $2,605
Buildings                           3,675       3,675
Equipment                           3,611       2,417
                                  ---------------------
                                    9,891       8,697
Less accumulated amortization       1,995         973
                                  ---------------------
                                   $7,896      $7,724
                                  =====================

Amortization of leased assets is included in depreciation and amortization expense.

The Company also leases certain facilities and equipment under noncancellable operating leases that expire in various years through 2006. Certain of these leases may be renewed for periods varying from one to ten years. The Truckload Business shares certain facilities leased by the Company, and has been allocated a portion of the rent expense related thereto (see Note 1 Common Expenses). As discussed below, the Company entered into lease or sublease agreements with Landair Corporation related to certain facilities on or prior to the date of the Spin-off.

Included in operating leases is an aircraft leased under a dry lease arrangement from a limited liability corporation owned by the Company's majority shareholder which expired in July 1998 and was renewed for an additional one year period. Under the terms of the lease agreement, the Company pays the limited liability corporation $700 per hour of usage subject to a 400 hour per year minimum usage guarantee. The total net amount of rent expense for this lease was $423,000, $280,000 and $120,000 in 1998, 1997 and 1996, respectively.

                             Forward Air Corporation

7.  LEASES (CONTINUED)

On or prior to the date of the Spin-off, the Company entered into subleases with Landair Corporation pursuant to which the Company is subleasing to Landair Corporation (i) a portion of its terminal facility in Columbus, Ohio that is leased by the Company from the Director of Development of the State of Ohio;
(ii) a portion of its terminal facility in Atlanta, Georgia; (iii) a portion of its facility in Indianapolis, Indiana; (iv) a portion of its terminal facility in Chicago, Illinois; (v) a portion of its terminal facility in Detroit, Michigan; and (vi) a portion of the headquarters of the Company in Greeneville, Tennessee that is leased from the Greeneville-Greene County Airport Authority. The Company subleases the Columbus and Atlanta terminal facilities for consideration based upon the cost of such facilities to the Company and an agreed upon percentage of usage. The Company subleases the Indianapolis, Chicago, Detroit and Greeneville facilities for consideration based upon an agreed upon percentage of usage.

Future minimum rental payments under capital leases and noncancellable operating leases with initial terms of one year or more consisted of the following at December 31, 1998:

                                                                             Capital              Operating
                                                                             Leases                 Leases
                                                                             ------                 ------
         Fiscal Year                                                               (In thousands)
         -----------
             1999                                                            $  1,059            $  7,085
             2000                                                               1,076               4,490
             2001                                                                 741               2,644
             2002                                                                 701               1,511
             2003                                                                 710                 560
         Thereafter                                                             3,212                 151
                                                                             --------           ---------
         Total minimum lease payments                                           7,499            $ 16,441
                                                                                                 ========
         Amounts representing interest                                          2,100
                                                                             --------
         Present value of net minimum lease payments
             (including current portion of $676)                             $  5,399
                                                                             ========


8.  TRANSACTIONS WITH THE TRUCKLOAD BUSINESS

The Company and the Truckload Business routinely engage in intercompany transactions as the Truckload Business hauls a portion of the deferred air freight shipments for the Company which are in excess of the Company's scheduled capacity. The cost of the shipments hauled by the Truckload Business is shown separately in the accompanying statements of income as purchased transportation provided by the Truckload Business.

                             Forward Air Corporation

8.  TRANSACTIONS WITH THE TRUCKLOAD BUSINESS (CONTINUED)

In accordance with the terms included in the Transition Services Agreement, subsequent to the Spin-off in 1998 the Company provided accounts payable, payroll, human resources, employee benefit plan administration, owner-operator settlement, central purchasing, accounting and legal, general administrative, and information technology services to the Truckload Business. The Company charged the Truckload Business $797,000 during the period September 24, 1998 through December 31, 1998 for these services. In addition, the Truckload Business provided the Company safety, licensing, permitting and fuel tax, recruiting and retention, and driver training center services subsequent to the Spin-off in 1998. The Truckload Business charged the Company $193,000 during the period September 24, 1998 through December 31, 1998 for these services.

At December 31, 1998, accounts payable included $687,000 of amounts due to Landair Corporation related to services covered under the Transition Services Agreement and various other transactions between both entities.

As discussed in Note 7, the Company subleases a portion of certain facilities to Landair Corporation.

The Due to Truckload Business subsidiaries in the accompanying December 31, 1997 balance sheet represented the net balance resulting from various intercompany transactions between the Company and the Truckload Business. There were no terms of settlement or interest charges associated with the account balance. The balance was primarily the result of Truckload's participation in the Company's central cash management program, wherein all of the Company's cash receipts were remitted to a Truckload Business subsidiary and all cash disbursements were funded by a Truckload Business subsidiary. Other transactions included intercompany freight transactions as discussed above, the federal income tax liability (benefit) provided by the Truckload Business to the consolidated tax liability, and miscellaneous other common expenses incurred between the Company and the Truckload Business. In connection with the Spin-off, the Company settled all intercompany balances for cash.

                             Forward Air Corporation

8.  TRANSACTIONS WITH THE TRUCKLOAD BUSINESS (CONTINUED)

An analysis of transactions in the Due to Truckload Business subsidiaries account follows (in thousands):

                                                     1998           1997           1996
                                                 --------       --------       --------
Balance at beginning of year                     $(17,447)      $(19,427)      $(17,383)
Net cash remitted to the Truckload Business        17,366          2,065          1,492
Net intercompany freight transactions              (4,431)        (6,137)        (5,881)
Current federal income tax benefit provided
   by the Truckload Business                          (78)          (194)        (3,101)
Net administrative expenses and interest
   allocated to the Truckload Business              4,590          6,246          5,446
                                                 --------       --------       --------
Balance at end of year                           $     --       $(17,447)      $(19,427)
                                                 ========       ========       ========

9.  COMMITMENTS AND CONTINGENCIES

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

10.  EMPLOYEE BENEFIT PLAN

The Company has a retirement savings plan (the "401(k) Plan"). The 401(k) Plan is a defined contribution plan whereby employees who have completed one year of service, a minimum of 1,000 hours of service and are age 21 or older are eligible to participate. The 401(k) Plan allows eligible employees to make contributions of 2% to 10% of their annual compensation. Employer contributions are made at 25% of the employee's contribution up to a maximum of 4% of total annual compensation. Employer contributions vest 20% after two years of service and continue vesting 20% per year until fully vested. The Company's matching contribution included in income from continuing operations for 1998, 1997 and 1996 was approximately $71,000, $69,000 and $53,000, respectively. In connection with the Spin-off, the account balances of Truckload employees will be transferred to a Landair Corporation plan in a trust-to-trust transfer during 1999.

                             Forward Air Corporation

11.  FINANCIAL INSTRUMENTS

Off Balance Sheet Risk

At December 31, 1998, the Company had letters of credit outstanding totaling $3,572,000, all of which guarantee obligations carried on the balance sheet.

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

The carrying amounts and fair values of the Company's financial instruments at December 31 are as follows:


                                                             1998                      1997
                                                     ----------------------    -----------------------
                                                     Carrying    Fair Value    Carrying     Fair Value
                                                      Amount                    Amount
                                                     ----------------------    -----------------------
                                                                      (In thousands)
Cash and cash equivalents                             $   455      $   455      $   895      $   895
Accounts receivable                                    19,754       19,754       17,671       17,671
Accounts payable                                        4,120        4,120           72           72
Long-term debt and capital lease
   obligations                                         25,331       25,331        9,853        9,853

                             Forward Air Corporation

12.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 1998 and 1997:


                                                              1998
                                        --------------------------------------------------
                                        March 31      June 30   September 30   December 31
                                        --------------------------------------------------
                                               (In thousands, except per share data)
Operating revenue                        $28,850      $30,739      $33,354      $37,495
Income from operations                     2,785        3,709        4,212        5,305
Income from continuing operations          1,565        2,167        2,468        2,989
Income from discontinued operations          676          289           --           --
Net income                                 2,241        2,456        2,468        2,989

Income per share:
      Basic:
         Income from continuing
            operations                   $   .13      $   .17      $   .20      $   .24
         Income from discontinued
            operations                   $   .06      $   .03      $    --      $    --
         Net income                      $   .19      $   .20      $   .20      $   .24
      Diluted:
         Income from continuing
            operations                   $   .12      $   .17      $   .20      $   .23
         Income from discontinued
            operations                   $   .06      $   .02      $    --      $    --
         Net income                      $   .18      $   .19      $   .20      $   .23



                                                               1997
                                        --------------------------------------------------
                                        March 31      June 30   September 30   December 31
                                        --------------------------------------------------
                                               (In thousands, except per share data)
Operating revenue                        $21,611       $24,845      $28,901      $29,783
Income from operations                     1,766         3,190        4,553        3,555
Income from continuing operations            964         1,773        2,611        2,096
Income (loss) from discontinued
   operations                               (194)          171          566          607
Net income                                   770         1,944        3,177        2,703

Income per share:
      Basic:
         Income from continuing
            operations                   $   .08       $   .15      $   .22      $   .17
         Income (loss) from
            discontinued operations      $  (.01)      $   .01      $   .05      $   .05
         Net income                      $   .07       $   .16      $   .27      $   .22
      Diluted:
         Income from continuing
            operations                   $   .08       $   .14      $   .21      $   .17
         Income (loss) from
            discontinued operations      $  (.01)      $   .02      $   .05      $   .04
         Net income                      $   .07       $   .16      $   .26      $   .21

                             Forward Air Corporation

12.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED) (CONTINUED)

During the third quarter of 1997, the Company benefited from non-recurring revenue that resulted from the UPS strike. This additional revenue net of variable costs and income taxes, but not allocated fixed costs, resulted in an estimated additional $1.2 million of pre-tax income from continuing operations and $.06 of diluted income from continuing operations per share during the quarter.


13.  SUBSEQUENT EVENT

On February 24, 1999, the Board of Directors approved a two-for-one split of the common shares which will be distributed on March 19, 1999 to shareholders of record as of March 12, 1999. Common stock issued and additional paid-in capital have been restated to reflect this split for all years presented. All common share and per share data included in the consolidated financial statements and notes thereto have been restated to give effect to the stock split.

                             Forward Air Corporation

                Schedule II -- Valuation and Qualifying Accounts



                     Col. A                            Col. B                    Col. C               Col. D            Col. E
-----------------------------------------------------------------------------------------------------------------------------------
                                                                               Additions
                                                                   ----------------------------------
                                                                         (1)               (2)
                                                                       Charged           Charged
                                                     Balance at        to Costs         to Other                      Balance at
                                                      Beginning          and            Accounts-    Deductions-        End of
                     Description                      of Period        Expenses         Describe      Describe          Period
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                      (In thousands)
Year ended December 31, 1998:
     Allowance for doubtful accounts                        $440          $  438           $--        $  301(2)          $577
     Allowance for revenue adjustments(1)                    313           1,641            --         1,579(3)           375
                                                   --------------------------------------------------------------------------------
                                                             753           2,079            --         1,880              952

Year ended December 31, 1997:
     Allowance for doubtful accounts                        $187          $  515           $--        $  262(2)          $440
     Allowance for revenue adjustments(1)                    150           1,488            --         1,325(3)           313
                                                   --------------------------------------------------------------------------------
                                                             337           2,003            --         1,587              753

Year ended December 31, 1996:
     Allowance for doubtful accounts                        $117          $  495           $--        $  425(2)          $187
     Allowance for revenue adjustments(1)                    122             760            --           732(3)           150
                                                   --------------------------------------------------------------------------------
                                                             239           1,255            --         1,157              337

(1) Represents an allowance for adjustments to accounts receivable due to disputed rates, accessorial charges and other aspects of previously billed shipments.
(2) Uncollectible accounts written off, net of recoveries.
(3) Adjustments to billed accounts receivable.

                                  EXHIBIT INDEX

                                                                                          Exhibit No. in
        Exhibit No. Under                                                                 Document Where
           Item 601 of                                                                    Incorporated by
         Regulation S-K                                                                      Reference
         --------------                                                                      ---------
             2.1(g)       -     Distribution Agreement between the                              2.1
                                Registrant and Landair Corporation

             3.1(a)       -     Restated Charter of the registrant                              --

             3.2(g)       -     Bylaws of the registrant, as amended                            3.1

             4.1(b)       -     Form of Landair Services, Inc. Common                           4.1
                                Stock Certificate

             4.2(g)       -     Form of Forward Air Corporation                                 4.1
                                Common Stock Certificate

            10.1(f)       -     Registrant's Restated Employee Stock                           10
                                Purchase Plan

            10.2(e)       -     Registrant's Amended and Restated                              10.1
                                Stock Option and Incentive Plan

            10.3(b)       -     Lease Agreement, dated July 27, 1981,                          10.18
                                between the Greeneville-Greene County
                                Airport Authority and General Aviation of
                                Tennessee, Inc., as assumed by the
                                registrant by agreement, dated May 10, 1988

            10.4(b)       -     Assignment, Assumption and Release                             10.19
                                Agreement, dated May 10, 1988,
                                between Greeneville-Greene County
                                Airport, General Aviation, Inc., and
                                the registrant

            10.5(g)       -     Air Carrier Certificate, effective                             10.4
                                September 9, 1993, reissued September
                                21, 1998

           10.6(c)       -     Lease between the Director of                                 10.24
                               Development of the State of Ohio and
                               the registrant dated as of October 1, 1993

           10.7(e)       -     Registrant's Non-Employee Director                            10.2
                               Stock Option Plan

           10.8(g)       -     Transition Services Agreement between the                     10.1
                               registrant and Landair Corporation

           10.9(g)       -     Employee Benefit Matters Agreement                            10.2
                               between the registrant and Landair Corporation

           10.10(g)      -     Tax Sharing Agreement between the registrant                  10.3
                               and Landair Corporation

           10.11(g)      -     Amended and Restated Loan and Security                        10.5
                               Agreement, dated as of September 10, 1998,
                               between First Tennessee Bank National
                               Association and the registrant

           10.12(g)      -     $20.0 million Amended and Restated Master                     10.6
                               Secured Promissory Note (Line of Credit),
                               dated as of September 10, 1998, to First
                               Tennessee Bank National Association

           10.13(g)      -     $15.0 million Amended and Restated                            10.7
                               Secured Promissory Note (Equipment
                               Loan), dated as of September 10, 1998,
                               to First Tennessee Bank National Association

           10.14(g)       -    Security Agreement, dated August 11, 1998,                    10.8
                               between SunTrust Bank, Nashville, N.A.
                               and FAF, Inc.

           10.15(g)       -    $8,022,000 Promissory Note, dated                             10.9
                               August 11, 1998, to SunTrust Bank,
                               Nashville, N.A.

           10.16(a)       -    Employment Agreement between the registrant                     --
                               and Bruce A. Campbell

           21.1(a)       -     Subsidiaries of the registrant                                  --

           23.1(a)       -     Consent of Ernst & Young LLP                                    --

            27.1(a)       -     Financial Data Schedule - Period Ended                          --
                                December 31, 1998 (Electronic Filing Only)

            27.2(a)       -     Financial Data Schedule (Restated) - Period                     --
                                Ended December 31, 1997 (Electronic
                                Filing Only)

            27.3(a)       -     Financial Data Schedule (Restated) - Period                     --
                                Ended December 31, 1996 (Electronic
                                Filing Only)

              (a) Filed herewith.

              (b) Filed as an exhibit to the registrant's Registration Statement of Form S-1, filed with the Commission on September 27, 1993.

              (c) Filed as an exhibit to the registrant's Annual Report on Form 10-K for the fiscal year ended December 25, 1993, filed with the Commission on March 25, 1994.

              (d) Filed as an exhibit to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the Commission on March 31, 1995.

              (e) Filed as an exhibit to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995, filed with the Commission on August 14, 1995.

              (f) Filed as an exhibit to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995, filed with the Commission on November 14, 1995.

              (g) Filed as an exhibit to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the Commission on November 16, 1998.