Form 10-Q
period 1999-03-31
FORWARD AIR CORP
filed 1999-05-17
CIK 912728

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 1999
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

The number of shares outstanding of the registrant's common stock, $.01 par value, as of May 11, 1999 was 13,682,073.

                                TABLE OF CONTENTS

                             FORWARD AIR CORPORATION

                                                                      Page
                                                                     Number
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets -
             March 31, 1999 and December 31, 1998                       3

         Condensed Consolidated Statements of Income -
             Three months ended March 31, 1999 and 1998                 4

         Condensed Consolidated Statements of Cash Flows -
             Three months ended March 31, 1999 and 1998                 5

         Notes to Condensed Consolidated Financial Statements -
             March 31, 1999                                             6

ITEM 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations             10

ITEM 3.  Quantitative and Qualitative Disclosure of Market Risk        14

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                             15

ITEM 2.  Changes in Securities and Use of Proceeds                     15

ITEM 3.  Defaults Upon Senior Securities                               15

ITEM 4.  Submission of Matters to a Vote of Security Holders           15

ITEM 5.  Other Information                                             15

ITEM 6.  Exhibits and Reports on Form 8-K                              15

SIGNATURES                                                             16

EXHIBIT INDEX                                                          17

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)

                             Forward Air Corporation

                      Condensed Consolidated Balance Sheets

                                                                              March 31,   December 31,
                                                                                1999         1998
                                                                           -------------------------
                                                                             (Unaudited)   (Note 1)
                                                                        (In thousands, except share data)
ASSETS

Current assets:
    Cash and cash equivalents                                                  $   117       $   455
    Accounts receivable, less allowance of $986 in 1999 and $952
        in 1998                                                                 21,600        19,754
    Other current assets                                                         3,123         3,207
                                                                           -------------------------
Total current assets                                                            24,840        23,416

Property and equipment                                                          41,979        40,072
Less accumulated depreciation and amortization                                  11,252        10,152
                                                                           -------------------------
                                                                                30,727        29,920

Other assets                                                                     3,457         3,472
                                                                           -------------------------
Total assets                                                                   $59,024       $56,808
                                                                           =========================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                           $ 5,037       $ 4,120
    Accrued expenses                                                             8,258         7,056
    Current portion of long-term debt                                            3,888         4,529
    Current portion of capital lease obligations                                   571           676
                                                                           -------------------------
Total current liabilities                                                       17,754        16,381

Long-term debt, less current portion                                            12,105        15,403
Capital lease obligations, less current portion                                  4,289         4,723
Deferred income taxes                                                            2,210         1,230

Shareholders' equity:
    Preferred stock                                                                 --            --
    Common stock, $.01 par value:
       Authorized shares - 20,000,000
       Issued and outstanding shares - 12,678,480 in 1999 and 12,587,818
          in 1998                                                                  127           126
    Additional paid-in capital                                                  16,262        15,768
    Retained earnings                                                            6,277         3,177
                                                                           -------------------------
Total shareholders' equity                                                      22,666        19,071
                                                                           -------------------------
Total liabilities and shareholders' equity                                     $59,024       $56,808
                                                                           =========================

See notes to condensed consolidated financial statements.

                             Forward Air Corporation

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                     Three months ended
                                                             ---------------------------------
                                                                March 31,             March 31,
                                                                  1999                  1998
                                                             ---------------------------------
                                                           (In thousands, except per share data)
Operating revenue                                                $ 37,728             $ 28,850
Operating expenses:
      Purchased transportation:
          Provided by Landair Corporation                             709                1,318
          Provided by others                                       15,520               11,056
      Salaries, wages and employee benefits                         8,722                7,196
      Operating leases                                              2,126                1,540
      Depreciation and amortization                                 1,199                  954
      Insurance and claims                                            340                  780
      Other operating expenses                                      3,637                3,221
                                                             ---------------------------------
                                                                   32,253               26,065
                                                             ---------------------------------
Income from operations                                              5,475                2,785

Other income (expense):
      Interest expense                                               (446)                (210)
      Other, net                                                       32                   10
                                                             ---------------------------------
                                                                     (414)                (200)
                                                             ---------------------------------
Income from continuing operations before income taxes               5,061                2,585
Income taxes                                                        1,961                1,020
                                                             ---------------------------------
Income from continuing operations                                   3,100                1,565
                                                             ---------------------------------
Discontinued operations:
    Income from operations (less income taxes
       of $-0- and $441, respectively)                                 --                  676
                                                             ---------------------------------
Net income                                                       $  3,100             $  2,241
                                                             =================================
Income per share:
      Basic
         Income from continuing operations                       $    .25             $    .13
         Income from discontinued operations                           --                  .06
                                                             ---------------------------------
         Net income                                              $    .25             $    .19
                                                             =================================
      Diluted
         Income from continuing operations                       $    .24             $    .12
         Income from discontinued operations                           --                  .06
                                                             ---------------------------------
         Net income                                              $    .24             $    .18
                                                             =================================

See notes to condensed consolidated financial statements.

                             Forward Air Corporation

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                              Three months ended
                                                       ---------------------------------
                                                           March 31,           March 31,
                                                             1999                1998
                                                       ---------------------------------
                                                                   (In thousands)
Cash provided by (used in) operations                       $ 5,561             $(2,690)

Investing activities:
Proceeds from disposal of property and equipment                265                  --
Purchases of property and equipment                          (2,161)               (378)
Other                                                           (20)                (42)
                                                       ---------------------------------
                                                             (1,916)               (420)
Financing activities:
Proceeds from long-term debt                                     --               1,909
Payments of long-term debt                                   (3,939)               (195)
Payments of capital lease obligations                          (539)               (295)
Proceeds from exercise of stock options                         495               1,041
                                                       ---------------------------------
                                                             (3,983)              2,460
                                                       ---------------------------------
Decrease in cash and cash equivalents                       $  (338)            $  (650)
                                                       ================================

See notes to condensed consolidated financial statements.

                             Forward Air Corporation

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 1999

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Forward Air Corporation annual report on Form 10-K for the year ended December 31, 1998.

The balance sheet at December 31, 1998 has been derived from the audited financial statements at that date, but does not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements.

2.  DISCONTINUED OPERATIONS

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

The Spin-off was effected on September 23, 1998 through the distribution to shareholders of the Company of all the outstanding shares of common stock of a new truckload holding company, Landair Corporation. Pursuant to the Spin-off, the common stock of Landair Corporation was distributed on a pro rata basis of one share of Landair Corporation common stock for every share of the common stock of the Company. Subsequent to the Spin-off, the Company has continued as the legal entity that owns and operates the deferred air freight operations through its operating subsidiaries and Landair Corporation is the legal entity that owns and operates the truckload operations. Additionally, the name Landair Services, Inc. was changed to Forward Air Corporation on August 26, 1998. As a result of the Spin-off, the results of operations and cash flows of the truckload operations have been reported as discontinued operations in the accompanying condensed consolidated financial statements.

                             Forward Air Corporation

2. DISCONTINUED OPERATIONS (CONTINUED)

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

Summarized income statement information relating to the truckload operations (as reported in discontinued operations) for the period presented prior to the Spin-off is as follows (in thousands):

                                                  Three months ended
                                                    March 31, 1998
                                                    --------------
         Operating revenue                             $ 25,323
         Operating expenses                              23,745
                                                       --------
         Income from operations                           1,578
         Interest expense                                  (467)
         Other, net                                           6
                                                       --------
         Income before income taxes                       1,117
         Income taxes                                       441
                                                       --------
         Income from discontinued
               truckload operations                    $    676
                                                       ========


3. COMPREHENSIVE INCOME

The Company had no items of other comprehensive income in 1999 or 1998 and, accordingly, comprehensive income is equivalent to net income.

4. NET INCOME PER SHARE

On February 24, 1999, the Board of Directors approved a two-for-one split of the common shares which was distributed on March 19, 1999 to shareholders of record as of March 12, 1999. Common stock issued and additional paid-in capital have been restated to reflect this split for all years presented. All common share and per share data included in the condensed consolidated financial statements and notes thereto have been restated to give effect to the stock split.

                             Forward Air Corporation

4. NET INCOME PER SHARE (CONTINUED)

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                                     Three months ended
                                                                                   -----------------------
                                                                                   March 31,     March 31,
                                                                                     1999          1998
                                                                                    -------       -------
Numerator:
     Numerator for basic and diluted income per share:
           Income from continuing operations                                        $ 3,100       $ 1,565
           Income from discontinued operations                                           --           676
                                                                                    -------       -------
           Net income                                                               $ 3,100       $ 2,241
                                                                                    =======       =======
Denominator:
     Denominator for basic income per share - weighted-average shares                12,629        12,152
     Effect of dilutive stock options                                                   494           612
                                                                                    -------       -------
     Denominator for diluted income per share - adjusted weighted-
         average shares                                                              13,123        12,764
                                                                                    =======       =======
Income per share - basic:
     Income from continuing operations                                              $   .25       $   .13
     Income from discontinued operations                                                 --           .06
                                                                                    -------       -------
     Net income                                                                     $   .25       $   .19
                                                                                    =======       =======
Income per share - diluted:
     Income from continuing operations                                              $   .24       $   .12
     Income from discontinued operations                                                 --           .06
                                                                                    -------       -------
     Net income                                                                     $   .24       $   .18
                                                                                    =======       =======
Securities that could potentially dilute basic income per share in the future that were not included in the computation of diluted income per share because to do so would have been antidilutive for the periods
    presented                                                                            --            --
                                                                                    =======       =======

5. INCOME TAXES

For the three months ended March 31, 1999 and 1998, the effective income tax rate varied from the statutory federal income tax rate of 35% primarily as a result of the effect of state income taxes, net of the federal benefit, and permanent differences.

6. CONTINGENCIES

The Company is, from time to time, a party to litigation arising in the normal course of its business, most of which involve claims for personal injury and property damage incurred in connection with the transportation of freight. Management believes none of these actions,

                             Forward Air Corporation

6. CONTINGENCIES (CONTINUED)

individually or in the aggregate, will have a material adverse effect on the financial condition or results of operations of the Company.

7. RECLASSIFICATIONS

Certain reclassifications have been made to the prior year financial statements to conform to the 1999 presentation. These reclassifications had no effect on net income as previously reported.

8. SUBSEQUENT EVENT

On April 29, 1999, 1.0 million shares of the common stock of the Company were sold under a Form S-3 Registration Statement dated April 23, 1999. The net proceeds of the offering were approximately $18.3 million and were used principally to repay outstanding debt.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

We provide scheduled ground transportation of cargo on a time-definite basis. As a result of our established transportation schedule and network of terminals, our operating cost structure includes significant fixed costs. Our ability to improve our operating margins will depend on our ability to increase the volume of freight moved through our network.

The following does not include a discussion and analysis of the truckload carrier business, which has been accounted for as a discontinued operation as a result of the Spin-off effected on September 23, 1998. (See Note 2 to the Condensed Consolidated Financial Statements.)

RESULTS OF OPERATIONS

The following table shows the percentage relationship of expense items to operating revenue for the periods indicated.

                                                  Three months ended
                                           ----------------------------------
                                           March 31, 1999      March 31, 1998
                                           ----------------------------------
Operating revenue                               100.0%             100.0%
Operating expenses:
     Purchased transportation                    43.0               42.9
     Salaries, wages and employee
        benefits                                 23.1               24.9
     Operating leases                             5.6                5.3
     Depreciation and amortization                3.2                3.3
     Insurance and claims                         0.9                2.7
     Other operating expenses                     9.7               11.2
                                             -----------------------------
                                                 85.5               90.3
Income from operations                           14.5                9.7
Other income (expense):
     Interest expense                            (1.2)              (0.7)
     Other, net                                   0.1                0.0
                                             -----------------------------
                                                 (1.1)              (0.7)
                                             -----------------------------
Income before income taxes                       13.4                9.0
Income taxes                                      5.2                3.6
                                             -----------------------------
Income from continuing operations                 8.2%               5.4%
                                             =============================

Three Months Ended March 31, 1999 compared to Three Months Ended March 31, 1998

Operating revenue increased by $8.8 million, or 30.5%, to $37.7 million in the first three months of 1999 from $28.9 million in the same period of 1998. The increase resulted primarily from increased volume of freight shipments from domestic and international air cargo customers, increased operating terminals and direct shuttles and enhanced logistics services.

Purchased transportation represented 43.0% of operating revenue in the first quarter of 1999 compared to 42.9% in the same period of 1998.

Salaries, wages and employee benefits were 23.1% of operating revenue in the first quarter of 1999 compared to 24.9% in the same period of 1998. The decrease in salaries, wages and employee benefits as a percentage of operating revenue was due primarily to operating efficiencies resulting from increased volume of freight transported through our network coupled with a reduction in Company linehaul drivers which were hired initially as a part of the acquisition of certain of the assets of Adams Air Cargo, Inc. in October 1997.

Operating leases, the largest component of which is terminal rent, were 5.6% of operating revenue in the first quarter of 1999 compared to 5.3% in the same period of 1998. The increase in operating leases as a percentage of operating revenue between periods was attributable to an increase in rent expense for trailers. The increase in operating lease expense attributable to trailers was partially offset by greater operating revenue through our network.

Depreciation and amortization expense as a percentage of operating revenue was 3.2% in the first quarter of 1999, compared to 3.3% in the same period of 1998.

Insurance and claims were 0.9% of operating revenue in the first quarter of 1999, compared with 2.7% in the same period of 1998. The decrease in insurance and claims as a percentage of operating revenue was due primarily to a decrease in the frequency and severity of accidents and lower premium costs.

Other operating expenses were 9.7% of operating revenue in the first quarter of 1999 compared to 11.2% in the same period of 1998. The decrease in other operating expenses as a percentage of operating revenue was primarily attributable to a lower operating cost structure due to increased operating revenue and a reduction in commissions paid to agent terminals.

Income from operations increased by $2.7 million, or 96.4%, to $5.5 million for the first quarter of 1999 compared to $2.8 million for the same period in 1998. The improvement in income from operations is due primarily to a lower operating cost structure in the current year resulting from an increase in operating revenue which allowed the Company to spread the fixed costs of the network over a larger revenue base.

Interest expense was $446,000, or 1.2%, of operating revenue in the first quarter of 1999, compared to $210,000, or 0.7%, for the same period in 1998. The increase was due to higher average net borrowings, primarily as a result of a $5.0 million capital contribution to Landair Corporation and the settlement of intercompany balances with Landair Corporation prior to the Spin-off.

The combined federal and state effective tax rate for the three months of 1999 was 38.8%, compared to a rate of 39.5%, for the same period in 1998.

As a result of the foregoing factors, income from continuing operations increased by $1.5 million, or 93.8%, to $3.1 million for the first quarter of 1999, compared to $1.6 million for the same period of 1998.

Liquidity and Capital Resources

Prior to the Spin-off in September 1998, we operated our business and the Truckload operations together. As a result, our statement of cash flows for 1998 does not fully reflect the cash flows of our business as a stand-alone company.

We have historically financed working capital needs, including capital purchases, with cash flows from operations and borrowings under our bank lines of credit. Net cash provided by operating activities totaled approximately $5.6 million for the first three months of 1999 compared with cash used in operating activities of $2.7 million in the same period of 1998.

Net cash used in investing activities was approximately $1.9 million in the first three months of 1999 compared with $420,000 in the same period of 1998. Our investing activities consisted primarily of the purchase of operating equipment and management information systems during these periods.

Net cash used in financing activities was $4.0 million in the first three months of 1999 compared with net cash provided by financing activities of $2.5 million in the same period of 1998. Our financing activities included the continued financing of operating equipment and working capital needs, the repayment of long-term debt and capital leases and proceeds received from the exercise of stock options.

On April 29, 1999, 1.0 million shares of the common stock of the Company were sold under a Form S-3 Registration Statement dated April 23, 1999. The net proceeds of the offering were approximately $18.3 million and were used principally to repay outstanding debt.

Our credit facilities include a working capital line of credit and an equipment financing facility. As long as we comply with the financial covenants and ratios established in the credit facility agreements, these credit facilities permit us to borrow up to $20.0 million under the working capital line of credit and up to $25.0 million under equipment financing facilities. Interest rates for advances under the facilities vary based on covenants related to total indebtedness, cash flows, results of operations and other ratios. The facilities bear interest at LIBOR plus .80% to 1.90%, expire in September and December 2000 and are secured by accounts receivable and most of our equipment. The amount we can borrow under the line of credit is reduced by the amount of any outstanding letters of credit.

We believe that our available cash, together with proceeds from the recent public offering of the common stock of the Company, expected cash generated from future operations and borrowings under available lines of credit, will be sufficient to satisfy our anticipated cash needs for at least the next 12 months.

Impact of Year 2000

We depend upon a significant number of computer software programs and operating systems to conduct our business. Some of our older software programs are not year 2000 compliant. We are in the process of replacing most of our key financial and operating systems as a part of the normal upgrading of our systems. In addition to our replacement program, we intend to modify some of our software and hardware so that our computer systems will function properly in and after the year 2000. We expect to complete this process by June 30, 1999.

We are in the process of obtaining year 2000 compliance letters and reports from our significant suppliers and customers. We presently do not anticipate any major interruption in our business as a result of year 2000 issues. Therefore, we do not expect that year 2000 issues will have a material adverse effect on our business or operations or that we will incur any material expense associated with year 2000 compliance. We have not established a contingency plan to address potential year 2000 noncompliance in our systems or in those of our major suppliers or customers. We are currently considering whether we need a contingency plan. Because of our dependence on systems outside our control and because third parties with whom we have relationships may not have adequately addressed year 2000 issues, we could face unexpected problems associated with year 2000 issues. These problems could affect our operations, business or financial condition.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

On April 29, 1999, the Company sold 1.0 million shares of its common stock in a public offering. The net proceeds of approximately $18.3 million were used principally to repay outstanding debt. With this repayment, the Company's exposure to market risk related to its remaining outstanding debt is not significant.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not Applicable

ITEM 5.  OTHER INFORMATION

Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - The response to this portion of Item 6 is submitted as a separate section of this report.

(b) Reports on Form 8-K - There were no reports on Form 8-K during the first quarter of 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Forward Air Corporation




Date:  May 14, 1999                    By: /s/ Edward W. Cook
                                           -------------------------------------
                                           Edward W. Cook
                                           Chief Financial Officer
                                           and Senior Vice President

                                  EXHIBIT INDEX

      Exhibit No.
      -----------

         10.1     1999 Stock Option and Incentive Plan

         10.2 Loan and Security Agreement ($10.0 million Line of Credit), dated as of January 13, 1999 among SunTrust Bank, Nashville, N.A. and the Registrant, FAF, Inc. and Forward Air, Inc. (Certain exhibits to this document are omitted from this filing but the Registrant will furnish supplemental copies of the omitted materials to the Securities and Exchange Commission upon request.)

         27.1 Financial Data Schedule - Period Ended March 31, 1999 (Electronic Filing Only)

         27.2 Financial Data Schedule (Restated) - Period Ended March 31, 1998 (Electronic Filing Only)