Form 10-Q
period 1999-06-30
FORWARD AIR CORP
filed 1999-08-13
CIK 912728

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 1999
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

                     YES    [X]            NO   [  ]



The number of shares outstanding of the registrant's common stock, $.01 par value, as of July 31, 1999 was 13,739,503.

                                TABLE OF CONTENTS

                             FORWARD AIR CORPORATION

                                                                                    Page
                                                                                   Number
PART I.        FINANCIAL INFORMATION

ITEM 1.        Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets -
                   June 30, 1999 and December 31, 1998                                3

               Condensed Consolidated Statements of Income -
                   Three months and six months ended June 30, 1999 and 1998           4

               Condensed Consolidated Statements of Cash Flows -
                   Six months ended June 30, 1999 and 1998                            5

               Notes to Condensed Consolidated Financial Statements -
                   June 30, 1999                                                      6

ITEM 2.        Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                     10

ITEM 3.        Quantitative and Qualitative Disclosure of Market Risk                16

PART II.       OTHER INFORMATION

ITEM 1.        Legal Proceedings                                                     17

ITEM 2.        Changes in Securities and Use of Proceeds                             17

ITEM 3.        Defaults Upon Senior Securities                                       17

ITEM 4.        Submission of Matters to a Vote of Security Holders                   17

ITEM 5.        Other Information                                                     18

ITEM 6.        Exhibits and Reports on Form 8-K                                      18

SIGNATURES                                                                           19

EXHIBIT INDEX                                                                        20

PART I.           FINANCIAL INFORMATION

ITEM 1.           FINANCIAL STATEMENTS (UNAUDITED)

                             Forward Air Corporation
                      Condensed Consolidated Balance Sheets


                                                                              June 30, 1999    December 31, 1998
                                                                              -------------    -----------------
                                                                               (Unaudited)         (Note 1)
                                                                              (In thousands, except share data)
ASSETS

Current assets:
    Cash and cash equivalents                                                     $ 5,484          $   455
    Accounts receivable, less allowance of $966 in 1999 and $952
        in 1998                                                                    22,327           19,754
    Other current assets                                                            3,184            3,207
                                                                                  -------          -------
Total current assets                                                               30,995           23,416

Property and equipment                                                             42,990           40,072
Less accumulated depreciation and amortization                                     12,221           10,152
                                                                                  -------          -------
                                                                                   30,769           29,920

Other assets                                                                        3,501            3,472
                                                                                  -------          -------
Total assets                                                                      $65,265          $56,808
                                                                                  =======          =======

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                              $ 5,208          $ 4,120
    Accrued expenses                                                                8,247            7,056
    Current portion of long-term debt                                                 230            4,529
    Current portion of capital lease obligations                                      530              676
                                                                                  -------          -------
Total current liabilities                                                          14,215           16,381

Long-term debt, less current portion                                                   85           15,403
Capital lease obligations, less current portion                                     4,161            4,723
Deferred income taxes                                                               2,210            1,230

Shareholders' equity:
    Preferred stock                                                                    --               --
    Common stock, $.01 par value:
       Authorized shares - 50,000,000 in 1999 and 20,000,000 in 1998
       Issued and outstanding shares - 13,738,877 in 1999 and 12,587,818
          in 1998                                                                     137              126
    Additional paid-in capital                                                     34,630           15,768
    Retained earnings                                                               9,827            3,177
                                                                                  -------          -------
Total shareholders' equity                                                         44,594           19,071
                                                                                  -------          -------
Total liabilities and shareholders' equity                                        $65,265          $56,808
                                                                                  =======          =======

See notes to condensed consolidated financial statements.

                             Forward Air Corporation

                   Condensed Consolidated Statements of Income
                                   (Unaudited)


                                                           Three months ended                  Six months ended
                                                        -------------------------         -------------------------
                                                        June 30,         June 30,         June 30,         June 30,
                                                          1999             1998             1999             1998
                                                        --------         --------         --------         --------
                                                                    (In thousands, except per share data)
Operating revenue                                       $ 40,781         $ 30,739         $ 78,509         $ 59,589

Operating expenses:
    Purchased transportation:
        Provided by Landair Corporation                      751            1,036            1,460            2,354
        Provided by others                                17,025           12,383           32,545           23,439
    Salaries, wages and employee benefits                  9,152            7,211           17,874           14,407
    Operating leases                                       2,097            1,528            4,223            3,068
    Depreciation and amortization                          1,255            1,030            2,454            1,984
    Insurance and claims                                     530              645              870            1,425
    Other operating expenses                               4,032            3,197            7,669            6,418
                                                        --------         --------         --------         --------
                                                          34,842           27,030           67,095           53,095
                                                        --------         --------         --------         --------
Income from operations                                     5,939            3,709           11,414            6,494

Other income (expense):
    Interest expense                                        (179)            (215)            (625)            (425)
    Other, net                                                46                1               78               11
                                                        --------         --------         --------         --------
                                                            (133)            (214)            (547)            (414)
                                                        --------         --------         --------         --------
Income from continuing operations
    before income taxes                                    5,806            3,495           10,867            6,080
Income taxes                                               2,256            1,328            4,217            2,348
                                                        --------         --------         --------         --------
Income from continuing operations                          3,550            2,167            6,650            3,732
                                                        --------         --------         --------         --------
Discontinued operations:
    Income from operations (less income taxes of
       $--, $409, $-- and $850, respectively)                 --              669               --            1,345
    Loss on Spin-off (less income taxes of $--,
       $380, $-- and $380, respectively)                      --             (380)              --             (380)
                                                        --------         --------         --------         --------
                                                              --              289               --              965
                                                        --------         --------         --------         --------
Net income                                              $  3,550         $  2,456         $  6,650         $  4,697
                                                        ========         ========         ========         ========

Income per share:
    Basic
       Income from continuing operations                $    .27         $    .18         $    .51         $    .30
       Income from discontinued operations                    --              .02               --              .08
                                                        --------         --------         --------         --------
       Net income                                       $    .27         $    .20         $    .51         $    .38
                                                        ========         ========         ========         ========

    Diluted
       Income from continuing operations                $    .25         $    .17         $    .49         $    .29
       Income from discontinued operations                    --              .02               --              .08
                                                        --------         --------         --------         --------
       Net income                                       $    .25         $    .19         $    .49         $    .37
                                                        ========         ========         ========         ========

See notes to condensed consolidated financial statements.

                             Forward Air Corporation

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                              Six months ended
                                                         -------------------------
                                                         June 30,         June 30,
                                                           1999             1998
                                                         --------         --------
                                                               (In thousands)
Cash provided by operations                              $  9,801         $ 1,598

Investing activities:
Proceeds from disposal of property and equipment               53              15
Purchases of property and equipment                        (3,274)         (3,609)
Other                                                         (99)           (111)
                                                         --------         -------
                                                           (3,320)         (3,705)

Financing activities:
Proceeds from long-term debt                                   --           2,394
Payments of long-term debt                                (19,617)         (1,219)
Payments of capital lease obligations                        (708)           (479)
Proceeds from exercise of stock options                       783           1,346
Common stock issued under employee stock purchase
    plan                                                       57              70
Net proceeds from public offering                          18,033              --
                                                         --------         -------
                                                           (1,452)          2,112
                                                         --------         -------
Increase in cash and cash equivalents                    $  5,029         $     5
                                                         ========         =======

See notes to condensed consolidated financial statements.

                             Forward Air Corporation

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 1999

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Forward Air Corporation annual report on Form 10-K for the year ended December 31, 1998.

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

Summarized income statement information relating to the truckload operations (as reported in discontinued operations) for the period presented prior to the Spin-off is as follows (in thousands):

                                      Three months ended   Six months ended
                                         June 30, 1998       June 30, 1998
                                      ------------------   ----------------
        Operating revenue                   $ 26,220           $ 51,543
        Operating expenses                    24,705             48,450
                                            --------           --------
        Income from operations                 1,515              3,093
        Interest expense                        (457)              (924)
        Other, net                                20                 26
                                            --------           --------
        Income before income taxes             1,078              2,195
        Income taxes                             409                850
                                            --------           --------
        Income from discontinued
              truckload operations          $    669           $  1,345
                                            ========           ========

The estimated loss on Spin-off in the amount of $380,000 recorded in 1998 includes an estimate of the net of the after-tax income of the discontinued operations from the Measurement Date through the date of the Spin-off and the estimated costs associated with the Spin-off. The costs associated with the Spin-off represent the cost of separating the two businesses which are non-deductible for income tax purposes. The actual costs incurred upon effecting the Spin-off in September 1998 approximated the $380,000 estimated amount.

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

                             Forward Air Corporation

4.  NET INCOME PER SHARE (CONTINUED)

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                 Three months ended             Six months ended
                                                               ----------------------       -----------------------
                                                               June 30,      June 30,       June 30,      June 30,
                                                                 1999          1998           1999         1998
                                                               --------     ---------       --------     ----------
Numerator:
     Numerator for basic and diluted income per share:
           Income from continuing operations                   $ 3,550      $    2,167      $ 6,650      $    3,732
           Income from discontinued operations                      --             289           --             965
                                                               -------      ----------      -------      ----------
           Net income                                          $ 3,550      $    2,456      $ 6,650      $    4,697
                                                               =======      ==========      =======      ==========

Denominator:
     Denominator for basic income per share -
        weighted-average shares                                 13,340          12,354       12,985          12,254
     Effect of dilutive stock options                              817             564          655             586
                                                               -------      ----------      -------      ----------
     Denominator for diluted income per share -
     adjusted weighted-average shares                           14,157          12,918       13,640          12,840
                                                               =======      ==========      =======      ==========
Income per share - basic:
     Income from continuing operations                         $   .27      $      .18      $   .51      $      .30
     Income from discontinued operations                            --             .02           --             .08
                                                               -------      ----------      -------      ----------
     Net income                                                $   .27      $      .20      $   .51      $      .38
                                                               =======      ==========      =======      ==========
Income per share - diluted:
     Income from continuing operations                         $   .25      $      .17      $   .49      $      .29
     Income from discontinued operations                            --             .02           --             .08
                                                               -------      ----------      -------      ----------
     Net income                                                $   .25      $      .19      $   .49      $      .37
                                                               =======      ==========      =======      ==========
Securities that could potentially dilute basic income per
    share in the future that were not included in the
    computation of diluted income per share because to
    do so would have been antidilutive for the periods
    presented                                                       15              --           15              --
                                                               =======      ==========      =======      ==========

5.  SHAREHOLDERS' EQUITY

On May 4, 1999, 1.0 million shares of the common stock of the Company were sold under a Form S-3 Registration Statement dated April 23, 1999. The net proceeds of the offering were $18.0 million and were used principally to repay outstanding debt.

                             Forward Air Corporation

6.  INCOME TAXES

For the three and six months ended June 30, 1999 and 1998, the effective income tax rate varied from the statutory federal income tax rate of 35% primarily as a result of the effect of state income taxes, net of the federal benefit, and permanent differences.

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

8.  RECLASSIFICATIONS

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

RESULTS OF OPERATIONS

The following table shows the percentage relationship of expense items to operating revenue for the periods indicated.

                                          Three months ended        Six months ended
                                         --------------------      --------------------
                                         June 30,    June 30,      June 30,    June 30,
                                           1999        1998          1999        1998
                                         --------    --------      --------    --------
Operating revenue                         100.0%       100.0%       100.0%       100.0%
Operating expenses:
     Purchased transportation              43.6         43.6         43.3         43.3
     Salaries, wages and employee
        benefits                           22.4         23.4         22.8         24.2
     Operating leases                       5.1          5.0          5.4          5.1
     Depreciation and amortization          3.1          3.4          3.1          3.3
     Insurance and claims                   1.3          2.1          1.1          2.4
     Other operating expenses               9.9         10.4          9.8         10.8
                                          -----        -----        -----        -----
                                           85.4         87.9         85.5         89.1
Income from operations                     14.6         12.1         14.5         10.9
Other income (expense):
     Interest expense                      (0.4)        (0.7)        (0.8)        (0.7)
     Other, net                             0.1          0.0          0.1          0.0
                                          -----        -----        -----        -----
                                           (0.3)        (0.7)        (0.7)        (0.7)
                                          -----        -----        -----        -----
Income before income taxes                 14.3         11.4         13.8         10.2
Income taxes                                5.6          4.4          5.3          3.9
                                          -----        -----        -----        -----
Income from continuing operations           8.7%         7.0%         8.5%         6.3%
                                          =====        =====        =====        =====

Three Months Ended June 30, 1999 compared to Three Months Ended June 30, 1998

Operating revenue increased by $10.1 million, or 32.9%, to $40.8 million in the second quarter of 1999 from $30.7 million in the same period of 1998. The increase resulted primarily from increased volume of freight shipments from domestic and international air cargo customers, increased operating terminals and direct shuttles and enhanced logistics services.

Purchased transportation represented 43.6% of operating revenue in the second quarter of 1999 compared to 43.6% in the same period of 1998.

Salaries, wages and employee benefits were 22.4% of operating revenue in the second quarter of 1999 compared to 23.4% in the same period of 1998. The decrease in salaries, wages and employee benefits as a percentage of operating revenue was due primarily to operating efficiencies resulting from increased volume of freight transported through our network coupled with a reduction in Company linehaul drivers which were hired initially as a part of the acquisition of certain of the assets of Adams Air Cargo, Inc. in October 1997.

Operating leases, the largest component of which is terminal rent, were 5.1% of operating revenue in the second quarter of 1999 compared to 5.0% in the same period of 1998. The increase in operating leases as a percentage of operating revenue between periods was attributable to an increase in rent expense for trailers. The increase in operating lease expense attributable to trailers was partially offset by greater operating revenue through our network.

Depreciation and amortization expense as a percentage of operating revenue was 3.1% in the second quarter of 1999, compared to 3.4% in the same period of 1998. The decrease in depreciation and amortization expense as a percentage of revenue was attributable to increased utilization of operating equipment.

Insurance and claims were 1.3% of operating revenue in the second quarter of 1999, compared with 2.1% in the same period of 1998. The decrease in insurance and claims as a percentage of operating revenue was due primarily to a decrease in the frequency and severity of accidents and lower premium costs.

Other operating expenses were 9.9% of operating revenue in the second quarter of 1999 compared to 10.4% in the same period of 1998. The decrease in other operating expenses as a percentage of operating revenue was primarily attributable to a lower operating cost structure due to increased operating revenue and a reduction in commissions paid to agent terminals.

Income from operations increased by $2.2 million, or 59.5%, to $5.9 million for the second quarter of 1999 compared to $3.7 million for the same period in 1998. The improvement in income from operations is due primarily to a lower operating cost structure in the current year resulting from an increase in operating revenue which allowed the Company to spread the fixed costs of the network over a larger revenue base.

Interest expense was $179,000, or 0.4%, of operating revenue in the second quarter of 1999, compared to $215,000, or 0.7%, for the same period in 1998. The decrease in interest expense was due to lower average net borrowings during 1999.

The combined federal and state effective tax rate for the second quarter of 1999 was 38.9% compared to a rate of 38.0% for the same period in 1998.

As a result of the foregoing factors, income from continuing operations increased by $1.4 million, or 63.6%, to $3.6 million for the second quarter of 1999, compared to $2.2 million for the same period of 1998.

Six Months Ended June 30, 1999 compared to Six Months Ended June 30, 1998

Operating revenue increased by $18.9 million, or 31.7%, to $78.5 million in the first six months of 1999 from $59.6 million in the same period of 1998. The increase resulted primarily from increased volume of freight shipments from domestic and international air cargo customers, increased operating terminals and direct shuttles and enhanced logistics services.

Purchased transportation represented 43.3% of operating revenue in the first six months of 1999 compared to 43.3% in the same period of 1998.

Salaries, wages and employee benefits were 22.8% of operating revenue in the first six months of 1999 compared to 24.2% in the same period of 1998. The decrease in salaries, wages and employee benefits as a percentage of operating revenue was due primarily to operating efficiencies resulting from increased volume of freight transported through our network coupled with a reduction in Company linehaul drivers which were hired initially as a part of the acquisition of certain of the assets of Adams Air Cargo, Inc. in October 1997.

Operating leases, the largest component of which is terminal rent, were 5.4% of operating revenue in the first six months of 1999 compared to 5.1% in the same period of 1998. The increase in operating leases as a percentage of operating revenue between periods was attributable to an increase in rent expense for trailers. The increase in operating lease expense attributable to trailers was partially offset by greater operating revenue through our network.

Depreciation and amortization expense as a percentage of operating revenue was 3.1% in the first six months of 1999, compared to 3.3% in the same period of 1998. The decrease in depreciation and amortization expense as a percentage of revenue was attributable to increased utilization of operating equipment.

Insurance and claims were 1.1% of operating revenue in the first six months of 1999, compared with 2.4% in the same period of 1998. The decrease in insurance and claims as a percentage of operating revenue was due primarily to a decrease in the frequency and severity of accidents and lower premium costs.

Other operating expenses were 9.8% of operating revenue in the first six months of 1999 compared to 10.8% in the same period of 1998. The decrease in other operating expenses as a percentage of operating revenue was primarily attributable to a lower operating cost structure due to increased operating revenue and a reduction in commissions paid to agent terminals.

Income from operations increased by $4.9 million, or 75.4%, to $11.4 million for the first six months of 1999 compared to $6.5 million for the same period in 1998. The improvement in income from operations is due primarily to a lower operating cost structure in the current year resulting from an increase in operating revenue which allowed the Company to spread the fixed costs of the network over a larger revenue base.

Interest expense was $625,000, or 0.8%, of operating revenue in the first six months of 1999, compared to $425,000, or 0.7%, for the same period in 1998. The increase was due to higher average net borrowings.

The combined federal and state effective tax rate for the first six months of 1999 was 38.8% compared to a rate of 38.6% for the same period in 1998.

As a result of the foregoing factors, income from continuing operations increased by $3.0 million, or 81.1%, to $6.7 million for the first six months of 1999, compared to $3.7 million for the same period of 1998.

Liquidity and Capital Resources

Prior to the Spin-off in September 1998, we operated our business and the Truckload operations together. As a result, our statement of cash flows for 1998 does not fully reflect the cash flows of our business as a stand-alone company.

We have historically financed working capital needs, including capital purchases, with cash flows from operations and borrowings under our bank lines of credit. Net cash provided by operating activities totaled approximately $9.8 million for the six months ended June 30, 1999 compared with $1.6 million in the same period of 1998.

Net cash used in investing activities was approximately $3.3 million in the six months ended June 30, 1999 compared with $3.7 in the same period of 1998. Our investing activities consisted primarily of the purchase of operating equipment and management information systems during these periods.

Net cash used in financing activities was $1.5 million in the six months ended June 30, 1999 compared with net cash provided by financing activities of $2.1 million in the same period of 1998. Our financing activities included the continued financing of operating equipment and working capital needs, the repayment of long-term debt and capital leases and proceeds received from the exercise of stock options, common stock issued under an employee stock purchase plan and common stock issued from a public offering.

On May 4, 1999, 1.0 million shares of the common stock of the Company were sold under a Form S-3 Registration Statement dated April 23, 1999. The net proceeds of the offering were $18.0 million and were used principally to repay outstanding debt.

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

Year 2000 Issues

The Company continues to assess the potential impact of the Year 2000 on our internal information technology ("IT") systems and operations. The Company's Year 2000 initiatives include (i) testing and upgrading internal systems; (ii) contacting technology vendors to determine their Year 2000 compliance status;
(iii) interface testing of the Company's internal systems with the systems of its principal technology vendors; and (iv) contingency planning. The scope of these efforts include business systems, systems software, computer hardware, local networking and external telecommunications services.

The Company's State of Readiness

The Company has completed its initial assessment of its IT systems for Year 2000 compliance. During this assessment, the Company identified certain software applications that required modifications or updates for IT systems to be Year 2000 compliant. The Company has obtained or will obtain such modifications and updates. Based upon its initial assessment, the Company believes that substantially all of its critical IT systems are Year 2000 compliant or can be made Year 2000 compliant with minor modifications. The Company anticipates all critical IT systems will be Year 2000 compliant by October 31, 1999.

As an integral part of its Year 2000 compliance effort, the Company has been testing the interfacing of its IT systems with the systems of certain of its IT vendors with whom the Company has material relationships. The Company will continue this testing in an effort to minimize operations disruptions due to Year 2000 issues. At present, the Company has not identified any material IT vendor which will not be Year 2000 compliant.

Estimated Cost to Address Year 2000 Issues

To date, costs incurred in connection with Year 2000 issues have not been material. Management estimates that the total Year 2000 project costs will not have a material impact on the Company's results of operations, liquidity, or financial condition. Except for expenditures for capital items, Year 2000 project costs are being expensed and are funded through cash from operations. The Company has not yet deferred any IT project due to its Year 2000 efforts.

Risks of the Company's Year 2000 Issues

Virtually every aspect of the Company's operations might be disrupted if our systems or the systems of our material vendors are not Year 2000 compliant. While the Company is attempting to minimize any negative consequences arising from Year 2000 issues, there can be no assurance that Year 2000 issues will not have a material adverse impact on our business, operations or financial condition. Moreover, while the Company expects that upgrades to its IT systems will be completed in a timely manner, there can be no assurances that the Company will not encounter unexpected costs or delays.

Moreover, if any of the Company's significant vendors or customers experience business disruptions due to Year 2000 issues, the Company might be adversely affected. In certain instances, primarily telecommunications vendors or vendors materially dependent on telecommunications, the Company is limited in its ability to verify Year 2000 compliance and must rely on vendor representations which may not provide unqualified Year 2000 compliance assurances. Regarding customers, the Company's efforts have been focused on electronic data interface ("EDI") support. The Company is contacting each customer with whom there is an EDI relationship to offer conversion to the Year 2000 compliant version of EDI standards. In certain cases, customers have elected not to upgrade.

At present, the Company is not able to determine whether there would be a material impact on the Company's results of operations, liquidity, or financial condition if the Company's material systems, vendors, and customers are not Year 2000 compliant. A worst-case scenario would result in the short-term inability of the Company to transport freight for its customers. This would result in lost revenue; however, the amount would be dependent on the length and nature of the disruption which cannot be predicted or estimated.

Contingency Plans

The Company will formulate detailed contingency plans at that point in time when the Company believes that a material vendor will not be Year 2000 compliant. As the Company anticipates that all its material vendors will be Year 2000 compliant, the Company has not yet established detailed contingency plans. However, as a general precaution, the Company will document manual procedures to be implemented if the IT systems of certain of its material vendors, primarily telecommunications vendors, fail. It is recognized that these procedures would provide limited support in the event of a material vendor failure and would only partially mitigate the impact of the failure on Company operations.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURE OF MARKET RISK

On May 4, 1999, the Company sold 1.0 million shares of its common stock in a public offering. The net proceeds of $18.0 million were used principally to repay outstanding debt. With this repayment, the Company's exposure to market risk related to its remaining outstanding debt is not significant.

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

ITEM 2.          CHANGES IN SECURITIES AND USE OF PROCEEDS

On May 18, 1999, the Board of Directors of the Company declared a distribution of one stock purchase right (a "Right") for each outstanding share of the common stock of the Company, par value $.01 per share (the "Company Common Stock"), to shareholders of record at the close of business on June 1, 1999 and for each share of Company Common Stock issued thereafter. Each Right entitles the registered holder to purchase from the Company one one-hundredth of a share (a "Unit") of Series A Junior Preferred Stock, par value $.01 per share, at a purchase price of $110.00 per Unit, subject to adjustment. The description and terms and conditions of the Rights are set forth in a Rights Agreement between the Company and SunTrust Bank, Atlanta, N.A., as Rights Agent, dated May 18, 1999, a copy of which is filed as an exhibit to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 28, 1999.

ITEM 3.          DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on May 18, 1999 for the purpose of (a) electing six directors; (b) approving an amendment to the Company's Restated Charter; (c) approving and adopting the 1999 Stock Option and Incentive Plan; and (d) approving the appointment of independent auditors for 1999.

(a) Shareholders elected each director nominee for a one-year term expiring at the 2000 annual meeting. The vote for each director was as follows:

                                                 For              Withheld
                                                 ---              --------
              Bruce A. Campbell               10,796,202           372,378
              Edward W. Cook                  10,796,202           372,378
              James A. Cronin, III            10,802,390           366,190
              Hon. Robert K. Gray             10,802,390           366,190
              Scott M. Niswonger              10,796,202           372,378
              Richard H. Roberts              10,796,202           372,378

(b) The proposal to amend the Company's Restated Charter to increase the number of authorized shares of the Company Common Stock from 20,000,000 to 50,000,000 was approved. Results are as follows:

                     For                    Against             Abstain
                     ---                    -------             -------
                 10,024,682                1,140,972             2,926

(c) The Company's 1999 Stock Option and Incentive Plan was approved and adopted by the shareholders by the following vote:

                  For            Against         Abstain     Broker Non-Votes
                  ---            -------         -------     ----------------
               9,400,566         985,300         19,736         762,978

(d) The appointment of Ernst & Young LLP as independent auditors for 1999 was ratified and approved as follows:

                   For                   Against              Abstain
                   ---                   -------              -------
               11,162,052                 2,404                4,124

ITEM 5.           OTHER INFORMATION

Not Applicable

ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - The response to this portion of Item 6 is submitted as a separate section of this report.

(b) Reports on Form 8-K - The Company filed two Current Reports on Form 8-K during the three months ended June 30, 1999. The Form 8-K filed April 16, 1999 announced selected results of operations for the three months ended March 31, 1999. The Form 8-K filed May 28, 1999 announced that the Board of Directors of the Company had declared a distribution of one stock right for each outstanding share of Company Common Stock to shareholders of record at the close of business on June 1, 1999 and for each share of Company Common Stock issued thereafter.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Forward Air Corporation



Date:  August 12, 1999                 By: /s/ Edward W. Cook
                                           -------------------------------------
                                           Edward W. Cook
                                           Chief Financial Officer
                                           and Senior Vice President

                                  EXHIBIT INDEX

    Exhibit No.
    -----------
        27.1                   Financial Data Schedule - Period Ended
                               June 30, 1999 (Electronic Filing Only)

        27.2                   Financial Data Schedule (Restated) - Period
                               Ended June 30, 1998 (Electronic Filing
                               Only)