Form 10-Q
period 1999-09-30
FORWARD AIR CORP
filed 1999-11-12
CIK 912728

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 1999
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

                           YES [X]       NO [ ]

The number of shares outstanding of the registrant's common stock, $.01 par value, as of November 5, 1999 was 13,778,377.

                                TABLE OF CONTENTS

                             FORWARD AIR CORPORATION


                                                                              Page
                                                                             Number

PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements (Unaudited)

          Condensed Consolidated Balance Sheets -
            September 30, 1999 and December 31, 1998                           3

          Condensed Consolidated Statements of Income -
            Three months and nine months ended September 30, 1999 and 1998     4

          Condensed Consolidated Statements of Cash Flows -
            Nine months ended September 30, 1999 and 1998                      5

          Notes to Condensed Consolidated Financial Statements -
            September 30, 1999                                                 6

ITEM 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations                     10

ITEM 3.   Quantitative and Qualitative Disclosure of Market Risk              16

PART II.  OTHER INFORMATION

ITEM 1.   Legal Proceedings                                                   17

ITEM 2.   Changes in Securities and Use of Proceeds                           17

ITEM 3.   Defaults Upon Senior Securities                                     17

ITEM 4.   Submission of Matters to a Vote of Security Holders                 17

ITEM 5.   Other Information                                                   17

ITEM 6.   Exhibits and Reports on Form 8-K                                    17

SIGNATURES                                                                    18

EXHIBIT INDEX                                                                 19

PART I.   FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS (UNAUDITED)

                             Forward Air Corporation

                      Condensed Consolidated Balance Sheets



                                                     September 30, 1999  December 31, 1998
                                                     -------------------------------------
                                                         (Unaudited)         (Note 1)
                                                       (In thousands, except share data)
ASSETS

Current assets:
  Cash and cash equivalents                                 $ 7,779          $   455
  Accounts receivable, less allowance of $918 in
      1999 and $952 in 1998                                  24,178           19,754
  Other current assets                                        3,359            3,207
                                                            ------------------------
Total current assets                                         35,316           23,416

Property and equipment                                       44,707           40,072
Less accumulated depreciation and amortization               13,117           10,152
                                                            ------------------------
                                                             31,590           29,920

Other assets                                                  3,490            3,472
                                                            ------------------------
Total assets                                                $70,396          $56,808
                                                            ========================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                          $ 5,762          $ 4,120
  Accrued expenses                                            7,750            7,056
  Current portion of long-term debt                             232            4,529
  Current portion of capital lease obligations                  508              676
                                                            ------------------------
Total current liabilities                                    14,252           16,381

Long-term debt, less current portion                             18           15,403
Capital lease obligations, less current portion               4,035            4,723
Deferred income taxes                                         2,932            1,230

Shareholders' equity:
  Preferred stock                                                --               --
  Common stock, $.01 par value:
     Authorized shares - 50,000,000 in 1999 and
         20,000,000 in 1998
     Issued and outstanding shares -
         13,771,736 in 1999 and 12,587,818 in 1998              138              126
  Additional paid-in capital                                 35,189           15,768
  Retained earnings                                          13,832            3,177
                                                            ------------------------
Total shareholders' equity                                   49,159           19,071
                                                            ------------------------
Total liabilities and shareholders' equity                  $70,396          $56,808
                                                            ========================




See notes to condensed consolidated financial statements.

                             Forward Air Corporation

                   Condensed Consolidated Statements of Income
                                   (Unaudited)


                                                         Three months ended                  Nine months ended
                                                 ------------------------------     ------------------------------------
                                                 September 30,    September 30,      September 30,       September 30,
                                                      1999             1998              1999                1998
                                                 ------------------------------     ------------------------------------
                                                                 (In thousands, except per share data)

Operating revenue                                $  42,599          $  33,354         $ 121,108            $  92,943

Operating expenses:
   Purchased transportation:
       Provided by Landair Corporation                 992              1,339             2,494                4,268
       Provided by others                           17,642             13,232            50,145               36,096
   Salaries, wages and employee benefits             9,690              7,823            27,564               22,230
   Operating leases                                  2,117              1,717             6,340                4,785
   Depreciation and amortization                     1,266              1,193             3,720                3,177
   Insurance and claims                                710                581             1,580                2,006
   Other operating expenses                          3,622              3,257            11,291                9,675
                                                 ------------------------------       -------------------------------
                                                    36,039             29,142           103,134               82,237
                                                 ------------------------------       -------------------------------
Income from operations                               6,560              4,212            17,974               10,706

Other income (expense):
   Interest expense                                   (141)              (236)             (766)                (661)
   Other, net                                           94                  2               172                   13
                                                 ------------------------------       -------------------------------
                                                       (47)              (234)             (594)                (648)
                                                 ------------------------------       -------------------------------
Income from continuing operations
  before income taxes                                6,513              3,978            17,380               10,058
Income taxes                                         2,508              1,510             6,725                3,858
                                                 ------------------------------       -------------------------------
Income from continuing operations                    4,005              2,468            10,655                6,200
                                                 ------------------------------       -------------------------------
Discontinued operations:
  Income from operations (less income
     taxes of $--, $--, $-- and $850,
     respectively)                                      --                 --                --                1,345
  Loss on Spin-off (less income taxes of
    $--, $--, $-- and $380,
    respectively)                                       --                 --                --                 (380)
                                                 ------------------------------       -------------------------------
                                                        --                 --                --                  965
                                                 ------------------------------       -------------------------------
Net income                                       $   4,005          $   2,468         $  10,655            $   7,165
                                                 ==============================       ===============================

Income per share:
   Basic
      Income from continuing operations          $     .29          $     .20         $     .81            $     .50
      Income from discontinued operations               --                 --                --                  .08
                                                 -----------------------------        -------------------------------
      Net income                                 $     .29          $     .20         $     .81            $     .58
                                                 =============================        ===============================

   Diluted
      Income from continuing operations          $     .28          $     .19         $     .77            $     .48
      Income from discontinued operations               --                 --                --                  .08
                                                 -----------------------------        -------------------------------
      Net income                                 $     .28          $     .19         $     .77            $     .56
                                                 =============================        ===============================




See notes to condensed consolidated financial statements.

                             Forward Air Corporation

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                             Nine months ended
                                                     --------------------------------
                                                     September 30,      September 30,
                                                         1999                1998
                                                     -------------      -------------
                                                              (In thousands)

Cash provided by (used in) operations                   $ 14,127         $ (4,708)

Investing activities:
Proceeds from disposal of property and equipment             666               19
Purchases of property and equipment                       (5,901)         (10,000)
Contribution of capital to Landair Corporation                --           (5,000)
Other                                                       (123)            (197)
                                                        --------         --------
                                                          (5,358)         (15,178)

Financing activities:
Proceeds from long-term debt                                  --           23,996
Payments of long-term debt                               (19,682)          (6,647)
Payments of capital lease obligations                       (856)            (736)
Proceeds from exercise of stock options                    1,003            2,474
Common stock issued under employee stock
    purchase plan                                             57               --
Net proceeds from public offering                         18,033               --
                                                        --------         --------
                                                          (1,445)          19,087
                                                        --------         --------
Increase (decrease) in cash and cash equivalents        $  7,324         $   (799)
                                                        ========         ========




See notes to condensed consolidated financial statements.

                             Forward Air Corporation

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 1999


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. For further information, refer to the consolidated financial statements and footnotes thereto included in the Forward Air Corporation annual report on Form 10-K for the year ended December 31, 1998.

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

                             Forward Air Corporation

2.  DISCONTINUED OPERATIONS (CONTINUED)

As used in the accompanying condensed consolidated financial statements, the term "Forward Air" refers to the deferred air freight operations; the term "truckload" refers to the truckload operations; and the term "the Company" refers to the entity which, prior to the Spin-off, operated both the deferred air freight business and truckload business and which, after the Spin-off, operates the deferred air freight business.

Summarized income statement information relating to the truckload operations (as reported in discontinued operations) for the period presented prior to the Spin-off is as follows (in thousands):


                                             Three months ended       Nine months ended
                                             September 30, 1998       September 30, 1998
                                             ------------------       ------------------

             Operating revenue                    $      --                $  51,543
             Operating expenses                          --                   48,450
                                                  ---------                ---------
             Income from operations                      --                    3,093
             Interest expense                            --                     (924)
             Other, net                                  --                       26
                                                  ---------                ---------
             Income before income taxes                  --                    2,195
             Income taxes                                --                      850
                                                  ---------                ---------
             Income from discontinued
                 truckload operations             $      --                $   1,345
                                                  =========                =========


The estimated loss on Spin-off in the amount of $380,000 recorded in 1998 includes an estimate of the net of the after-tax income of the discontinued operations from the Measurement Date through the date of the Spin-off and the estimated costs associated with the Spin-off. The costs associated with the Spin-off represent the cost of separating the two businesses which are non-deductible for income tax purposes. Upon effecting the Spin-off in September 1998, the actual loss on Spin-off approximated the $380,000 estimated amount.

3.  COMPREHENSIVE INCOME

The Company had no items of other comprehensive income in 1999 or 1998 and, accordingly, comprehensive income is equivalent to net income.

4.  NET INCOME PER SHARE

On February 24, 1999, the Board of Directors approved a two-for-one split of the common stock of the Company which was distributed on March 19, 1999 to shareholders of record as of March 12, 1999. Common stock issued and additional paid-in capital have been restated to reflect this split for all periods presented. All common share and per share data included in the condensed

                             Forward Air Corporation

4.  NET INCOME PER SHARE (CONTINUED)

consolidated financial statements and notes thereto have been restated to give effect to the stock split.

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                                Three months ended           Nine months ended
                                                          ----------------------------  ----------------------------
                                                          September 30,  September 30,  September 30,  September 30,
                                                              1999           1998           1999           1998
                                                          -------------  -------------  -------------  -------------
Numerator:
   Numerator for basic and diluted income per share:
         Income from continuing operations                  $ 4,005        $ 2,468        $10,655        $ 6,200
         Income from discontinued operations                     --             --             --            965
                                                            -------        -------        -------        -------
         Net income                                         $ 4,005        $ 2,468        $10,655        $ 7,165
                                                            =======        =======        =======        =======

Denominator:
   Denominator for basic income per share -
       weighted-average shares                               13,757         12,478         13,110         12,328
   Effect of dilutive stock options                             786            316            692            498
                                                            -------        -------        -------        -------
   Denominator for diluted income per share -
       adjusted weighted-average shares                      14,543         12,794         13,802         12,826
                                                            =======        =======        =======        =======
Income per share - basic:
   Income from continuing operations                        $   .29        $   .20        $   .81        $   .50
   Income from discontinued operations                           --             --             --            .08
                                                            -------        -------        -------        -------
   Net income                                               $   .29        $   .20        $   .81        $   .58
                                                            =======        =======        =======        =======
Income per share - diluted:
   Income from continuing operations                        $   .28        $   .19        $   .77        $   .48
   Income from discontinued operations                           --             --             --            .08
                                                            -------        -------        -------        -------
   Net income                                               $   .28        $   .19        $   .77        $   .56
                                                            =======        =======        =======        =======
Securities that could potentially dilute
  basic income per share in the future
  that were not included in the computation
  of diluted income per share because
  to do so would have been antidilutive for
  the periods presented                                          25             30             25             30
                                                            =======        =======        =======        =======


5.  SHAREHOLDERS' EQUITY

On May 4, 1999, 1.0 million shares of the common stock of the Company were sold under a Form S-3 Registration Statement dated April 23, 1999. The net proceeds of the offering were $18.0 million and were used principally to repay outstanding debt.

                             Forward Air Corporation

6.  INCOME TAXES

For the three and nine months ended September 30, 1999 and 1998, the effective income tax rate varied from the statutory federal income tax rate of 35% primarily as a result of the effect of state income taxes, net of the federal benefit, and permanent differences.

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

9.  SUBSEQUENT EVENTS

Acquisition of Businesses

On October 4, 1999, the Company acquired certain air cargo operating assets of Quick Delivery Service, Inc. ("Quick"), a surface transportation contractor to the air cargo industry based in Mobile, Alabama. Annual revenue from Quick's air cargo operations was approximately $13.0 million. On October 25, 1999, the Company acquired certain air cargo operating assets of LTD Air Cargo, Inc. ("LTD"), a surface transportation contractor to the air cargo industry based in Nashville, Tennessee. Annual revenue from LTD's air cargo operations was approximately $11.0 million. The acquisitions will be accounted for as a purchase. The results of operations for the acquired businesses will be included in the consolidated statements of income from the acquisition dates forward.

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

The following does not include a discussion and analysis of the truckload business, which has been accounted for as a discontinued operation as a result of the Spin-off effected on September 23, 1998. (See Note 2 to the Condensed Consolidated Financial Statements.)

RESULTS OF OPERATIONS

The following table shows the percentage relationship of expense items to operating revenue for the periods indicated.


                                                        Three months ended                        Nine months ended
                                                ---------------------------------        -----------------------------------
                                                September 30,       September 30,          September 30,       September 30,
                                                     1999               1998                  1999                 1998
                                                ---------------------------------        -----------------------------------

Operating revenue                                  100.0%             100.0%                100.0%               100.0%
Operating expenses:
   Purchased transportation                         43.7               43.7                  43.5                 43.4
   Salaries, wages and employee
      benefits                                      22.7               23.5                  22.8                 23.9
   Operating leases                                  5.0                5.1                   5.2                  5.2
   Depreciation and amortization                     3.0                3.6                   3.1                  3.4
   Insurance and claims                              1.7                1.7                   1.3                  2.2
   Other operating expenses                          8.5                9.8                   9.3                 10.4
                                                 ----------------------------             ------------------------------
                                                    84.6               87.4                  85.2                 88.5
Income from operations                              15.4               12.6                  14.8                 11.5
Other income (expense):
   Interest expense                                 (0.3)              (0.7)                 (0.6)                (0.7)
   Other, net                                        0.2                 --                   0.1                   --
                                                 ----------------------------             ------------------------------
                                                    (0.1)              (0.7)                 (0.5)                (0.7)
                                                 ----------------------------             ------------------------------
Income before income taxes                          15.3               11.9                  14.3                 10.8
Income taxes                                         5.9                4.5                   5.5                  4.1
                                                 ----------------------------             ------------------------------
Income from continuing operations                    9.4                7.4                   8.8                  6.7
                                                 ============================             ==============================


Three Months Ended September 30, 1999 compared to Three Months Ended September 30, 1998

Operating revenue increased by $9.2 million, or 27.5%, to $42.6 million in the third quarter of 1999 from $33.4 million in the same period of 1998. The increase resulted primarily from increased volume of freight shipments from domestic and international air cargo customers, increased operating terminals and direct shuttles and enhanced logistics services.

Purchased transportation represented 43.7% of operating revenue in the third quarter of 1999 compared to 43.7% in the same period of 1998.

Salaries, wages and employee benefits were 22.7% of operating revenue in the third quarter of 1999 compared to 23.5% in the same period of 1998. The decrease in salaries, wages and employee benefits as a percentage of operating revenue was due primarily to operating efficiencies resulting from increased volume of freight transported through our network coupled with a reduction in Company linehaul drivers which were hired initially as a part of the acquisition of certain of the assets of Adams Air Cargo, Inc. in October 1997.

Operating leases, the largest component of which is terminal rent, were 5.0% of operating revenue in the third quarter of 1999 compared to 5.1% in the same period of 1998. The decrease in operating leases as a percentage of operating revenue between periods was attributable to increased leverage of leased facilities.

Depreciation and amortization expense as a percentage of operating revenue was 3.0% in the third quarter of 1999, compared to 3.6% in the same period of 1998. The decrease in depreciation and amortization expense as a percentage of revenue was attributable to increased utilization of operating equipment.

Insurance and claims were 1.7% of operating revenue in the third quarter of 1999, compared with 1.7% in the same period of 1998.

Other operating expenses were 8.5% of operating revenue in the third quarter of 1999 compared to 9.8% in the same period of 1998. The decrease in other operating expenses as a percentage of operating revenue was primarily attributable to a lower operating cost structure due to increased operating revenue and a reduction in commissions paid to agent terminals.

Income from operations increased by $2.4 million, or 57.1%, to $6.6 million for the third quarter of 1999 compared to $4.2 million for the same period in 1998. The improvement in income from operations is due primarily to a lower operating cost structure in the current year resulting from an increase in operating revenue which allowed the Company to spread the fixed costs of the network over a larger revenue base.

Interest expense was $141,000, or 0.3%, of operating revenue in the third quarter of 1999, compared to $236,000, or 0.7%, for the same period in 1998. The decrease in interest expense was due to lower average net borrowings during 1999.

The combined federal and state effective tax rate for the third quarter of 1999 was 38.5% compared to a rate of 38.0% for the same period in 1998.

As a result of the foregoing factors, income from continuing operations increased by $1.5 million, or 60.0%, to $4.0 million for the third quarter of 1999, compared to $2.5 million for the same period of 1998.

Nine Months Ended September 30, 1999 compared to Nine Months Ended September 30, 1998

Operating revenue increased by $28.2 million, or 30.4%, to $121.1 million in the first nine months of 1999 from $92.9 million in the same period of 1998. The increase resulted primarily from increased volume of freight shipments from domestic and international air cargo customers, increased operating terminals and direct shuttles and enhanced logistics services.

Purchased transportation represented 43.5% of operating revenue in the first nine months of 1999 compared to 43.4% in the same period of 1998.

Salaries, wages and employee benefits were 22.8% of operating revenue in the first nine months of 1999 compared to 23.9% in the same period of 1998. The decrease in salaries, wages and employee benefits as a percentage of operating revenue was due primarily to operating efficiencies resulting from increased volume of freight transported through our network coupled with a reduction in Company linehaul drivers which were hired initially as a part of the acquisition of certain of the assets of Adams Air Cargo, Inc. in October 1997.

Operating leases, the largest component of which is terminal rent, were 5.2% of operating revenue in the first nine months of 1999 compared to 5.2% in the same period of 1998.

Depreciation and amortization expense as a percentage of operating revenue was 3.1% in the first nine months of 1999, compared to 3.4% in the same period of 1998. The decrease in depreciation and amortization expense as a percentage of revenue was attributable to increased utilization of operating equipment.

Insurance and claims were 1.3% of operating revenue in the first nine months of 1999, compared with 2.2% in the same period of 1998. The decrease in insurance and claims as a percentage of operating revenue was due primarily to a decrease in the frequency and severity of accidents and lower premium costs.

Other operating expenses were 9.3% of operating revenue in the first nine months of 1999 compared to 10.4% in the same period of 1998. The decrease in other operating expenses as a percentage of operating revenue was primarily attributable to a lower operating cost structure due to increased operating revenue and a reduction in commissions paid to agent terminals.

Income from operations increased by $7.3 million, or 68.2%, to $18.0 million for the first nine months of 1999 compared to $10.7 million for the same period in 1998. The improvement in income from operations is due primarily to a lower operating cost structure in the current year resulting from an increase in operating revenue which allowed the Company to spread the fixed costs of the network over a larger revenue base.

Interest expense was $766,000, or 0.6%, of operating revenue in the first nine months of 1999, compared to $661,000, or 0.7%, for the same period in 1998. The increase was due to higher average net borrowings.

The combined federal and state effective tax rate for the first nine months of 1999 was 38.7% compared to a rate of 38.4% for the same period in 1998.

As a result of the foregoing factors, income from continuing operations increased by $4.5 million, or 72.6%, to $10.7 million for the first nine months of 1999, compared to $6.2 million for the same period of 1998.

Liquidity and Capital Resources

Prior to the Spin-off in September 1998, we operated our business and the truckload business together. As a result, our statement of cash flows for 1998 does not fully reflect the cash flows of our business as a stand-alone company.

We have historically financed working capital needs, including capital purchases, with cash flows from operations and borrowings under our bank lines of credit. Net cash provided by operating activities totaled approximately $14.1 million for the nine months ended September 30, 1999 compared with cash used in operating activities of approximately $4.7 million in the same period of 1998. Accounts receivable increased $4.4 million over 1998 levels primarily as a result of increased revenue.

Net cash used in investing activities was approximately $5.4 million in the nine months ended September 30, 1999 compared with $15.2 million in the same period of 1998. Our investing activities consisted primarily of the purchase of operating equipment and management information systems during these periods.

Net cash used in financing activities totalled approximately $1.4 million in the nine months ended September 30, 1999 compared with net cash provided by financing activities of $19.1 million in the same period of 1998. Our financing activities included the continued financing of operating equipment and working capital needs, the repayment of long-term debt and capital leases and proceeds received from the exercise of stock options, common stock issued under an employee stock purchase plan and common stock issued from a public offering.

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

Year 2000 Issues

The Company continues to assess the potential impact of the Year 2000 on our internal information technology ("IT") systems and operations. The Company's Year 2000 initiatives include (i) testing and upgrading internal systems; (ii) contacting technology vendors to determine their Year 2000 compliance status;
(iii) interface testing of the Company's internal systems with the systems of its principal technology vendors; and (iv) contingency planning. The scope of these efforts includes business systems, systems software, computer hardware, local networking and external telecommunications services.

The Company's State of Readiness

The Company has completed its assessment of its IT systems for Year 2000 compliance. During this assessment, the Company identified certain software applications that required modifications or updates for IT systems to be Year 2000 compliant. The Company has obtained or will obtain such modifications and updates. Based upon its assessment, the Company believes that substantially all of its critical IT systems are Year 2000 compliant or can be made Year 2000 compliant with minor modifications. The Company anticipates all critical IT systems will be Year 2000 compliant by November 15, 1999.

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

Moreover, if any of the Company's significant vendors or customers experience business disruptions due to Year 2000 issues, the Company might be adversely affected. In certain instances, primarily telecommunications vendors or vendors materially dependent on telecommunications, the Company is limited in its ability to verify Year 2000 compliance and must rely on vendor representations which may not provide unqualified Year 2000 compliance assurances. The Company's efforts with respect to its customers have been focused on electronic data interface ("EDI") support. The Company is contacting each customer with whom there is an EDI relationship to offer conversion to the Year 2000 compliant version of EDI standards. In certain cases, customers have elected not to upgrade.

At present, the Company is not able to determine whether there would be a material impact on the Company's results of operations, liquidity or financial condition if the Company's material systems, vendors and customers are not Year 2000 compliant. A worst-case scenario would result in the short-term inability of the Company to transport freight for its customers. This would result in lost revenue; however, the amount would be dependent on the length and nature of the disruption which cannot be predicted or estimated.

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

(b) Reports on Form 8-K - The Company did not file any reports on Form 8-K during the three months ended September 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Forward Air Corporation




Date:  November 12, 1999            By: /s/ Edward W. Cook
                                        --------------------------------------
                                        Edward W. Cook
                                        Chief Financial Officer
                                        and Senior Vice President

                                  EXHIBIT INDEX



    Exhibit No.
    -----------

       27.1             Financial Data Schedule - Period Ended September
                        30, 1999 (Electronic Filing Only)
