Form 10-K405
period 1999-12-31
FORWARD AIR CORP
filed 2000-03-07
CIK 912728

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 1, 2000 was approximately $375.5 million based on the closing price of such stock on such date of $26.25.

The number of shares outstanding of the registrant's common stock, $.01 par value, as of February 1, 2000 was 20,732,963.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2000 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 1999.

                                TABLE OF CONTENTS


                                                                          Page Number
                                                                          -----------
                                     Part I
Item 1.     Business                                                            3
Item 2.     Properties                                                         14
Item 3.     Legal Proceedings                                                  14
Item 4.     Submission of Matters to a Vote of Security Holders                14
Executive Officers of the Registrant                                           15

                                    Part II

Item 5.     Market for Registrant's Common Stock and                           17
            Related Shareholder Matters
Item 6.     Selected Financial Data                                            18
Item 7.     Management's Discussion and Analysis of Financial                  19
            Condition and Results of Operations
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk         24
Item 8.     Financial Statements and Supplementary Data                        25
Item 9.     Changes in and Disagreements with Accountants on                   25
            Accounting and Financial Disclosure

                                    Part III

Item 10.    Directors and Executive Officers of the Registrant                 26
Item 11.    Executive Compensation                                             26
Item 12.    Security Ownership of Certain Beneficial                           26
            Owners and Management
Item 13.    Certain Relationships and Related Transactions                     26

                                    Part IV

Item 14.    Exhibits, Financial Statement Schedules and                        27
            Reports on Form 8-K
Signatures                                                                     28
Index to Financial Statements and Financial Statement Schedule                 F-2

                                     PART I

ITEM 1. BUSINESS

INTRODUCTION

        Forward Air Corporation, through its operating subsidiaries (the "Company" or "Forward Air"), offers its customers scheduled ground transportation of cargo as a cost effective, reliable alternative to air transportation. The Company transports cargo that must be delivered at a specific time but is less time-sensitive than traditional air freight. This type of cargo is frequently referred to in the transportation industry as "deferred air freight." Forward Air operates a network of 73 terminals located on or near airports in the United States and Canada, including a central sorting facility in Columbus, Ohio and regional hubs serving key markets. Rather than owning its own trucks, the Company purchases most of its transportation requirements from owner-operators and, to a lesser extent, from truckload carriers. A typical shipment consists of a pallet load of freight, often computers, telecommunications equipment, machine parts, trade show exhibit materials or medical equipment. During 1999, an average shipment weighed over 750 pounds. Forward Air has experienced rapid revenue growth from $57.9 million in 1994 to $170.8 million in 1999, a 24% compound annual growth rate. The Company's operating income grew from $4.5 million to $26.4 million over the same period, a 42% compound annual growth rate.

        The Company focuses its services on: air freight forwarders, which are businesses that arrange transportation of cargo for third parties; integrated air cargo carriers; and airlines. The Company serves its customers by locating terminals on or near airports and maintaining regularly scheduled transportation service between major cities. Forward Air receives shipments at its terminals and transports them by truck to its central sorting facility or one of its regional hubs, where they are unloaded and sorted. After sorting, the shipments are reloaded and delivered to the terminals nearest their destinations. The Company ships freight directly between terminals when justified by the volume of shipments. The Company typically does not provide local pickup and delivery services and, therefore, does not market its services directly to shippers. Since the Company does not place significant size or weight restrictions on shipments, it does not compete directly with small or overnight package delivery services such as DHL Worldwide, UPS and Airborne. Approximately 20% of the shipments the Company handles are for overnight delivery, with the rest for delivery within two to four days.

        The Company commenced operating its deferred air freight business in November 1990. Until September 1998, the Company operated its deferred air freight business and a national truckload carrier business. In September 1998, the Company spun off its truckload carrier business, operated as Landair Transport, Inc., to its shareholders (the "Spin-off"). In connection with the Spin-off, the Company received a private letter ruling from the Internal Revenue Service that the Spin-off qualifies as a tax free distribution for federal income tax purposes.

INDUSTRY OVERVIEW

        As businesses minimize inventory levels, perform manufacturing and assembly operations in multiple locations and distribute their products through many channels, they more frequently require expedited delivery services. Expedited shipments are those shipments that the customer requires to be delivered the next day or within two to three days, usually at a specified time or within a specified time window. The Colography Group, Inc., an independent industry market research and consulting company, estimated the domestic air freight market for 1999 would be approximately $6.3 billion, nearly 44% of which is for overnight delivery, with the remaining 56% for delivery within two to three days.

        Shippers with expedited delivery requirements have four principal alternatives to transport freight: they may use a fully integrated air cargo carrier, an airline, a less-than-truckload carrier or an air freight forwarder. Integrated air cargo carriers provide pick-up and delivery services primarily using their own fleet of trucks and provide transportation services generally using their own fleet of aircraft. Airlines provide airport to airport service, but have limited cargo space and generally accept only shipments weighing less than 150 pounds. Less-than-truckload carriers provide pick-up and delivery services through their own fleet of trucks. The national less-than-truckload carriers operate terminals where freight is unloaded, sorted and reloaded multiple times in a single shipment. The additional handling increases transit time, handling costs and the likelihood of cargo damage. An air freight forwarder obtains shipments from customers, makes arrangements for transportation of the cargo by a third party carrier and usually arranges for both delivery from the shipper to the carrier and from the carrier to the recipient.

        Although expedited freight is primarily transported by aircraft, transportation by truck often is a viable alternative, especially for shipments requiring deferred delivery. Generally, the cost of shipping freight, especially heavy freight, by truck is substantially less than shipping by aircraft. The Company believes there are several trends that are increasing demand for lower-cost truck transportation of expedited freight. These trends include:

   Increased Outsourcing of Logistics Management to Third Parties. Air freight forwarders are playing an increasingly important role in logistics management. As the growing emphasis on just-in-time processes has added to the complexity of logistics management, companies are finding it more advantageous to outsource their logistics management functions to third parties. In contrast to integrated air cargo carriers and less-than-truckload carriers that are focused on utilizing their own fixed-cost assets, air freight forwarders can select from various transportation modes and suppliers to meet their customers' shipping requirements, thereby serving their customers less expensively. Air freight forwarders generally handle shipments of any size and offer customized shipping options, unlike integrated air cargo carriers and less-than-truckload carriers.

   Integrated Air Cargo Carriers' Increased Focus on Expedited Freight. Integrated air cargo carriers that transport heavy freight, such as Emery Worldwide and BAX Global, are increasingly targeting their marketing efforts at higher yielding expedited or overnight freight to better utilize their high fixed-cost infrastructures. As a result, these carriers are increasingly outsourcing deferred freight to surface transportation providers like Forward Air.

   Reduced Airline Cargo Capacity. Since the 1980's, when the airlines eliminated many of their all-cargo aircraft, growth in demand for air cargo services has generally outpaced the growth of aircraft cargo capacity. More recently, airlines have been modifying their domestic route systems to provide higher frequency service to more destinations, therefore replacing many of their wide-body aircraft with narrow-body aircraft that have less cargo capacity. Federal Aviation Administration ("FAA") mandates have also reduced air cargo capacity because most all-cargo aircraft are older, and it often is not economically feasible to modify these older aircraft to meet the FAA's noise reduction standards.

COMPETITIVE ADVANTAGES

        The Company believes that its competitive advantages are:

        - Exclusive focus on the deferred air freight market. Forward Air focuses exclusively on providing ground transportation services to the deferred air freight market. The Company believes that this exclusive focus and commitment to reliable service has enabled Forward Air to provide a higher level of service in a more cost effective manner than its competitors.

        - Concentrated marketing strategy. The Company provides its services to air freight forwarders, integrated air cargo carriers and airlines rather than marketing its services directly to shippers. The Company does not place significant size or weight restrictions on shipments and, therefore, does not compete with small or overnight package delivery services such as DHL Worldwide, UPS and Airborne. The Company believes that air freight forwarders prefer to purchase their transportation services from Forward Air because it does not market its services to their shipper customers and is not competing with them for customers.

        - Established nationwide network of terminals and sorting facilities. The Company has built a network throughout the United States and Canada located on or near airports. The Company believes it would be difficult for a competitor to duplicate its nationwide network without the expertise it has acquired and without expending significant management resources and capital. Forward Air's network enables it to provide regularly scheduled service between most markets, on-time delivery with minimal freight damage or loss, all at rates significantly below air freight rates.

        - Low-capital-intensive business model. The Company purchases virtually all of its transportation requirements from owner-operators or truckload carriers, rather than acquiring and operating its own tractors. This allows the Company to respond quickly to changing demands and opportunities in its industry and to generate a higher return on assets with lower capital expenditures.

        - Enhanced technology. The Company is committed to using information technology to improve its service and reduce its operating costs. Technology allows the Company to increase the volume of freight that it can handle in its network and provides real-time tracking and tracing of shipments throughout the transportation process. Forward Air is currently enhancing its systems to permit all participants in a shipment to obtain real-time information about that shipment via the Internet.

        - Broad customer base. The Company has established close relationships with a large number of air freight forwarders, integrated air cargo carriers and airlines. The Company's five largest customers only accounted for approximately 17% of its operating revenue in 1999, and no single customer accounted for more than five percent.

GROWTH STRATEGY

        The key elements of Forward Air's growth strategy are to:

        - Increase freight volume from existing customers. Many of the Company's customers currently use Forward Air for only a portion of their overall transportation needs. In addition, many of the Company's air freight forwarder customers are growing rapidly, and the Company expects that they will have a greater need for its services as their businesses grow. The Company will continue to market directly to these customers to capture additional freight volume.

        - Improve efficiency of its transportation network. The Company constantly seeks to improve the efficiency of its network without changing its infrastructure or incurring significant capital expenditures. As the volume of freight between key markets increases, the Company intends to continue to add regional hubs and direct shuttles. Additional regional hubs and direct shuttles improve Forward Air's efficiency by reducing the number of miles freight must be transported and reducing the number of times freight must be handled and sorted. Increased freight volumes should increase the Company's profits and operating margins because these additional shipments help cover the substantial fixed costs of its operations.

        - Develop new customers. The Company will actively market its services to potential new air freight forwarder customers. The Company believes air freight forwarders will move away from integrated air cargo carriers because of those carriers' higher costs and away from less-than-truckload carriers because of those carriers' less reliable service. The Company also believes that there is significant potential for increased freight volume from airlines as well as from the integrated air cargo carriers.

        - Enhance information systems. The Company is committed to continued enhancement of its information systems in ways that can provide it both competitive service advantages and increased productivity. Management believes that Forward Air's customers will increasingly demand more sophisticated information systems to track and trace shipments.

        Forward Air believes its enhanced systems will enable it to retain existing customers and encourage them to increase the volume of freight they send through its network. The Company also believes these enhanced information systems will attract new customers, particularly air freight forwarders who do not want to develop their own information systems.

        - Expand logistics services. The Company will continue to expand its national and international logistics services to increase revenue and improve utilization of its terminal facilities and labor force. The Company has added a number of services in the past few years, such as exclusive-use transportation services; subletting dock, warehouse or office space; and insurance, customs brokerage and terminal handling services. These services directly benefit Forward Air's customers, particularly air freight forwarders who cannot justify providing the services for themselves, attract new customers and improve utilization of the Forward Air network by increasing its revenue without significantly increasing the Company's costs.

        - Pursue acquisitions. The Company intends to pursue acquisitions that can increase its penetration of a geographic area, add customers or freight density or allow it to offer additional services. Since its inception, the Company has acquired the assets of six of its regional competitors that met one or more of these criteria.

OPERATIONS

        The Company receives freight from air freight forwarders, airlines and integrated air cargo carriers at its terminals, which are located on or near airports in the United States and Canada. The Company consolidates and transports these shipments by truck through the Forward Air network to the terminals nearest the ultimate destinations of the shipments. The Company operates regularly scheduled service to and from each of its terminals through its Columbus, Ohio central sorting facility or through one of its regional hubs. The Company also operates regularly scheduled shuttle service directly between cities where the volume of freight warrants bypassing the Columbus sorting facility or a regional hub. When a shipment arrives at the terminal nearest its destination, the customer arranges for the shipment to be picked up at the terminal and delivered to its final destination.

        A typical shipment consists of a pallet load of freight, often computers, telecommunications equipment, machine parts, trade show exhibit materials or medical equipment. Since Forward Air commenced operations in November 1990, the weekly volume of freight moving through its network has increased from an average of approximately 1.2 million pounds to over 19.4 million pounds in 1999. During 1999, an average shipment weighed over 750 pounds. Shipments range from small boxes weighing only a few pounds to large shipments of several thousand pounds. Although the Company imposes no significant size or weight restrictions, it focuses its marketing and price structure on shipments of 200 pounds or more. As a result, the Company does not directly compete for most of its business with overnight couriers or small package delivery companies.

TERMINALS

        The Forward Air network includes 73 terminals located in the following cities:

City                              Airport Served
----                              --------------
Albany, NY..............................ALB
Albuquerque, NM.........................ABQ
Atlanta, GA.............................ATL
Austin, TX..............................AUS
Baltimore, MD...........................BWI
Baton Rouge, LA.........................BTR
Birmingham, AL..........................BHM
Boston, MA..............................BOS
Buffalo, NY.............................BUF
Charleston, SC..........................CHS
Charlotte, NC...........................CLT
Chicago, IL.............................ORD
Cincinnati, OH..........................CVG
Cleveland, OH...........................CLE
Columbia, SC............................CAE
Columbus, OH............................CMH
Dallas/Ft. Worth, TX....................DFW
Dayton, OH..............................DAY
Denver, CO..............................DEN
Detroit, MI.............................DTW
El Paso, TX.............................ELP
Greensboro, NC..........................GSO
Greenville, SC..........................GSP
Hartford, CT............................BDL
Houston, TX.............................IAH
Huntsville, AL..........................HSV
Indianapolis, IN........................IND
Jackson, MS.............................JAN
Jacksonville, FL........................JAX
Kansas City, MO.........................MCI
Lafayette, LA...........................LFT
Laredo, TX..............................LRD
Las Vegas, NV...........................LAS
Little Rock, AR.........................LIT
Los Angeles, CA.........................LAX
Louisville, KY..........................SDF
Memphis, TN.............................MEM
Miami, FL...............................MIA
Milwaukee, WI...........................MKE
Minneapolis, MN.........................MSP
Mobile, AL..............................MOB
Nashville, TN...........................BNA
Newark, NJ..............................EWR
Newburgh, NY............................SWF
New Orleans, LA.........................MSY
New York, NY............................JFK
Norfolk, VA.............................ORF
Oklahoma City, OK.......................OKC
Omaha, NE...............................OMA
Orlando, FL.............................MCO
Pensacola, FL...........................PNS
Philadelphia, PA........................PHL
Phoenix, AZ.............................PHX
Pittsburgh, PA..........................PIT
Portland, OR............................PDX
Raleigh, NC.............................RDU
Richmond, VA............................RIC
Rochester, NY...........................ROC
Sacramento, CA..........................SMF
Salt Lake City, UT......................SLC
San Antonio, TX.........................SAT
San Diego, CA...........................SAN
San Francisco, CA.......................SFO
Seattle, WA.............................SEA
St. Louis, MO...........................STL
Syracuse, NY............................SYR
Tampa, FL...............................TPA
Toledo, OH..............................TOL
Tulsa, OK...............................TUL
Washington, DC..........................IAD
Montreal, Canada........................YUL
Ottawa, Canada..........................YOW
Toronto, Canada.........................YYZ

        Independent agents operate fifteen of these terminals, which typically handle relatively low volumes of freight.

SHUTTLE SERVICE AND REGIONAL HUBS

        The Company operates direct terminal-to-terminal shuttles and regional overnight service between cities where justified by freight volumes. The Company currently provides regional overnight service to many of the markets within its network. Direct service allows the Company to provide quicker scheduled service at a lower cost because it can transport freight over the most direct route and eliminate the added time and cost of handling the freight at its central or a regional hub sorting facility. Direct shipments also reduce the likelihood of damage because of reduced handling and sorting of the freight. As Forward Air continues to increase volume between various cities, it intends to continue to add direct shuttles. For example, the Northeast Shuttle transports freight between Albany, Baltimore, Boston, Buffalo, Hartford, Newark, Newburgh, New York, Philadelphia, Rochester, Syracuse and Washington. The Company accomplishes this by direct shipment, as from Boston to Newark, or by overnight service routed through the Newburgh regional hub. Where warranted by sufficient volume in a region, the Company utilizes larger terminals as regional sorting hubs, which allows it to bypass the Columbus sorting facility. These regional hubs improve the Company's operating efficiency and enhance customer service. The Company currently operates regional hubs in Atlanta, Dallas/Ft. Worth, Kansas City, Los Angeles, New Orleans, Newburgh, Orlando and San Francisco.

SHIPMENTS

        Since operations were commenced in November 1990, the weekly volume of freight moving through the Company's network has increased from an average of approximately 1.2 million pounds to over 19.4 million pounds per week as shown below:


                                                Average Weekly
                                               Volume in Pounds
                                               ----------------
                                                (In millions)
        1990...............................           1.2
        1991...............................           1.4
        1992...............................           2.3
        1993...............................           3.8
        1994...............................           7.4
        1995...............................           8.5
        1996...............................          10.5
        1997...............................          12.4
        1998...............................          15.4
        1999...............................          19.4

CUSTOMERS AND MARKETING

        The Company's customers are air freight forwarders, airlines and integrated air cargo carriers. Air freight forwarder customers vary in size from small, independent, single facility companies to large, international logistics companies, such as USF Worldwide, Associated Global Systems, Pilot Air Freight, AIT Freight Systems and Eagle USA Air Freight. Airline customers include Virgin Atlantic, Delta, Continental, United Airlines, Air Nippon, Air France, Korean Airlines, KLM and Japan Airlines. Because of Forward Air's reputation for dependable service, integrated air cargo carriers such as Emery Worldwide, Airborne and BAX Global utilize its services to provide overflow capacity and other services.

        The Company markets its services through a sales and marketing staff located in various regions of the United States. Senior management also is actively involved in sales and marketing at the national account level and supports local sales activity. The Company has a strong commitment to marketing and focuses on air freight forwarders, airlines and integrated air cargo carriers that have time sensitive shipping requirements requiring customized services. The Company also participates in air cargo trade shows and advertises its services through direct mail programs and point of sale material.

LOGISTICS SERVICES

        Customers increasingly demand more than the movement of freight from their transportation providers. To meet these demands, the Company continually seeks ways to customize its logistics services and add new services. Logistics services increase the Company's profit margins by increasing its revenue without corresponding increases in its costs.

        Forward Air logistics services include providing:

        - exclusive-use transportation services;

        - dock, warehouse and office space;

        - customs brokerage, such as assistance with customs procedures for both import and export shipments; and

        - terminal handling, such as shipment build-up and break-down and reconsolidation of air or ocean pallets or containers.

TECHNOLOGY AND INFORMATION SYSTEMS

        The regular enhancement of the Company's information systems is a key component of its growth strategy. The Company has invested and will continue to invest significant management and financial resources on improving its information systems in an effort to provide accurate, real-time information to its management and customers. Management believes the ability to provide accurate, real-time information on the status of shipments will become increasingly important and that its efforts in this area will result in both competitive service advantages and increased productivity throughout the Forward Air network.

        In 1994, the Company identified the need for a comprehensive electronic freight shipment information system that could serve the needs of the Company as well as its customers. Accordingly, the Company began development of a freight order entry, tracking and billing system. The Company began to implement Phase I of the system in 1997 and completed installation of Phase I in the first quarter of 1998. As part of Phase I, the Company implemented a real-time, dedicated communications network to link all of its terminals, customer service and administrative locations. The system permits the Company to track and trace a shipment from initial entry through the transportation process to the point of delivery. The Company can access daily financial information covering the entire network, a particular terminal, a particular customer or a given shipment.

        The Company has also begun development of its Air Cargo Services or "ACS" system. ACS is designed to seamlessly integrate all of the participants in a shipment, including shippers, air freight forwarders and other service providers. The system is based on Internet technology. Its functions will include:

        - shipment data capture;

        - transportation service scheduling;

        - on-line status tracking;

        - service rating;

        - consolidated billing;

        - EDI communications;

        - report generating; and

        - customer access to shipment analysis reporting.

        ACS will allow all of these functions to be viewed in real-time. Web hosting services, integrated with ACS functions, will allow air freight forwarders to use the Company's technology and information systems to help them compete more effectively with integrated air cargo carriers. The Company is completing field testing of the initial ACS system to a core group of air freight forwarder and airline customers. The production ACS system is now being marketed to air freight forwarder and airline customers. Full implementation of ACS is scheduled to be completed within the next two years.

        The ACS system and the Company's other major information systems are being developed through Logistics Technology, Inc. ("Logistics Technology"), a subsidiary of the Company that provides Internet services and technology support for Forward Air and other companies. John H. Traendly, Vice President, Information Systems of the Company, is the President and Chief Executive Officer of Logistics Technology. The Company owns 94% of Logistics Technology and Mr. Traendly owns 6%. Mr. Traendly has options to purchase from the Company additional shares of the common stock of Logistics Technology.

PURCHASED TRANSPORTATION

        The Company contracts for most of its transportation services from owner-operators. These contracts can generally be terminated by either party upon 30 days notice. The owner- operators own, operate and maintain their own vehicles and employ their own drivers. The Company also purchases transportation from Landair Corporation and from other truckload carriers to handle overflow volume. Of the $74.8 million of purchased transportation in 1999, the Company purchased 70.2% from owner-operators, 4.4% from Landair Corporation and 25.4% from other common carriers.

        The Company establishes long-term relationships with owner-operators to assure dependable service and availability, and the Company has consistently experienced a low turnover of owner-operators during the past five years. The Company has established guidelines relating to safety records, driving experience and personal evaluations that it uses to select its owner- operators. To enhance the Company's relationship with the owner-operators, it pays per mile rates above prevailing market rates and offers each driver a consistent work schedule, typically to the same destination.

COMPETITION

        The air freight transportation industry is highly competitive and very fragmented. The Company's competitors include regional trucking companies that specialize in handling deferred air freight and regional and national less-than-truckload carriers. To a lesser extent, the Company competes with integrated air cargo carriers and airlines. The Company's competition ranges from small operators that compete within a limited geographic area to companies with substantially greater financial and other resources and larger freight capacity. The Company also faces competition from its air freight forwarder customers who decide to establish their own networks to transport deferred air freight. The Company believes competition is based on service, primarily on-time delivery and reliability, as well as rates. The Company believes it offers its services at rates that are substantially below the charge to transport the same shipment to the same destination by air. The Company believes it has an advantage over less-than-truckload carriers based upon its reputation for faster, more reliable service between many cities.

EMPLOYEES

        As of December 31, 1999, the Company employed 1,475 persons, 861 of whom were freight handlers and customer service personnel. None of the Company's employees is covered by a collective bargaining agreement. The Company recognizes that its workforce, including its freight handlers, is one of its most valuable assets. The recruitment, training and retention of qualified employees are essential to support the Company's continued growth and to meet the service requirements of its customers.

RISK MANAGEMENT AND LITIGATION

        Under Department of Transportation regulations, the Company may be liable for property damage or personal injuries caused by owner-operators while they are transporting freight on its behalf. The Company currently maintains liability insurance that it believes is adequate. The Company is self-insured for property damage to its own equipment. The Company believes that its insurance coverage is sufficient to adequately protect it from significant claims.

        From time to time, the Company is a party to litigation arising in the normal course of its business, most of which involve claims for personal injury, property damage related to the transportation and handling of freight or workers' compensation. The Company does not believe that any of these pending actions, individually or in the aggregate, will have a material adverse effect on its business, financial condition or results of operations.

REGULATION

        The Company, through its Forward Air, Inc. subsidiary, is a licensed property broker holding authority issued by the Federal Highway Administration ("FHWA") at Docket No. MC-249708. The Company, through its FAF, Inc.
subsidiary, is an interstate motor carrier licensed by the FHWA at Docket No. MC-333604. The Company's air freight business is subject to regulation as an indirect air cargo carrier under the Federal Aviation Act, although freight brokers have been exempted from most of the requirements of the Federal Aviation Act by the Economic Aviation Regulations promulgated thereunder. In addition, the Company's domestic customs brokerage operations are subject to the licensing requirements of the United States Department of the Treasury and are regulated by the United States Customs Service. The Federal Maritime Commission regulates the Company's ocean freight forwarding operations.

        The Company believes that it is in substantial compliance with applicable regulatory requirements relating to its operations. If the Company does not comply with applicable laws and regulations, it could be required to pay substantial fines and could have its licenses revoked.

        The Company is also subject to federal and state environmental laws and regulations, including those dealing with the transportation of hazardous materials and storage of fuel. The Company believes that it is in substantial compliance with applicable environmental laws and regulations. The Company does not expect any material expenditures for compliance with federal, state or local environmental laws and regulations in 2000.

ITEM 2. PROPERTIES

PROPERTIES AND EQUIPMENT

        The Company's headquarters are located in Greeneville, Tennessee. The Company leases this building from the Greeneville-Greene County Airport Authority. The Company's central sorting facility in Columbus, Ohio was constructed in 1994. The Company owns its facility in Atlanta.

        The Company leases 56 additional terminal facilities for terms typically ranging from three to five years. The Company shares four of its terminals with Landair Corporation. The Company believes that, in most of the markets it serves, replacement space comparable to these terminal facilities is obtainable. The Company believes that its facilities are adequate to support its current operations. The remaining fifteen terminals are agent stations operated by independent agents who handle freight for the Company on a commission basis.

        The Company owns or leases the trailers it uses to move freight through the Forward Air network. Substantially all of the Company's trailers are 53' long, and many have specialized roller bed equipment required to serve air cargo industry customers. The average age of the Company's owned trailer fleet was approximately 1.8 years at December 31, 1999.


ITEM 3. LEGAL PROCEEDINGS

        From time to time, the Company is a party to litigation arising in the normal course of its business, most of which involve claims for personal injury and property damage related to the transportation and handling of freight or workers' compensation. The Company does not believe that any of these pending actions, individually or in the aggregate, will have a material adverse effect on its business, the financial condition or results of operations.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        During the fourth quarter of the fiscal year ended December 31, 1999, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

        Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this report.

        The following are the Company's executive officers:


         Name                        Age                      Position
         ----                        ---                      --------
Scott M. Niswonger (1)............    52    Chairman of the Board and Chief Executive Officer
Bruce A. Campbell.................    48    President and Chief Operating Officer
Edward W. Cook (1)................    41    Chief Financial Officer, Senior Vice President and
                                            Treasurer
Richard H. Roberts (1)............    45    Senior Vice President, General Counsel and Secretary
David E. Queen....................    54    Senior Vice President, Operations
Michael A. Roberts................    55    Senior Vice President, Sales and Marketing
James R. Weiland..................    55    Senior Vice President, Sales
John H. Traendly..................    54    Vice President, Information Systems

----------
(1) Also serves as an executive officer of Landair Corporation.

        There are no family relationships between any of the executive officers of the Company. All officers hold office at the pleasure of the Board of Directors.

        Scott M. Niswonger is a co-founder of the Company, has served as a director since its founding in October 1981 and as Chairman of the Board and Chief Executive Officer since February 1988. Mr. Niswonger served as President of the Company from October 1981 until August 1998. He also serves as a director of Landair Corporation and on the Regional Advisory Board of First Tennessee Bank National Association.

        Bruce A. Campbell has served as Chief Operating Officer of the Company since April 1990, a director since April 1993 and President since August 1998. Mr. Campbell served as Executive Vice President of the Company from April 1990 until August 1998. Prior to joining the Company, Mr. Campbell served as Vice President of Ryder-Temperature Controlled Carriage in Nashville, Tennessee from September 1985 until December 1989.

        Edward W. Cook has served the Company as Chief Financial Officer, Senior Vice President and director of the Company since September 1994 and as Treasurer since May 1995. Prior to joining the Company, Mr. Cook was employed as a certified public accountant by Ernst & Young LLP for eleven years, most recently as a senior manager in the Nashville, Tennessee office.

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

        David E. Queen has served as Senior Vice President, Operations since October 1997. He served as Vice President of Operations and General Manager from November 1987 until October 1997. From December 1984 to November 1987, Mr. Queen was Manager of the Columbus, Ohio hub for The Flying Tiger Line.

        Michael A. Roberts has served as Senior Vice President, Sales and Marketing of the Company since April 1990. He served as Vice President of Marketing from November 1987 until April 1990. Mr. Roberts served as a consultant to the Company from 1982 to 1987.

        James R. Weiland has served as Senior Vice President, Sales since October 1997. He served as Vice President, Sales from November 1990 until October 1997. From May 1984 to October 1990, Mr. Weiland served the Company in various capacities, including Regional Operations Manager and Director of Sales and Marketing.

        John H. Traendly has served as Vice President, Information Systems since March 1998. Since July 1998, Mr. Traendly has also served as President and Chief Executive Officer of Logistics Technology. From November 1994 to February 1998, Mr. Traendly was Managing Director, Air, Ground, Terminals and Transportation, Surface Movement Systems, for Federal Express Corporation. From May 1994 to November 1994, Mr. Traendly served as a consultant for Federal Express Corporation.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

        The outstanding $.01 par value common stock of the Company (the "Common Stock") trades on The Nasdaq National Market tier of The Nasdaq Stock Market(R) under the symbol "FWRD." The following table sets forth the high and low sale prices for the Common Stock as reported by The Nasdaq Nation-al Market for each full quarterly period within the two most recent fiscal years. All prices have been restated to reflect a two-for-one stock split distributed in March 1999 and a three-for-two stock split distributed in January 2000.

                   1998                                        High              Low
                   ----                                        ----              ---
               First Quarter.............................      $11.13           $ 7.46
               Second Quarter............................      $12.50           $ 8.50
               Third Quarter.............................      $10.50           $ 4.17
               Fourth Quarter...........................       $ 6.96           $ 4.38

                   1999                                        High              Low
                   ----                                        ----              ---
               First Quarter..............................     $10.50           $ 6.17
               Second Quarter.............................     $19.17           $ 8.67
               Third Quarter..............................     $22.00           $13.00
               Fourth Quarter.............................     $29.50           $13.58

        There were approximately 2,400 shareholders of record (including brokerage firms and other nominees) of the Common Stock as of December 31, 1999.

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

                                                         Year ended December 31
                                         ------------------------------------------------------
                                           1999        1998       1997(4)     1996       1995
                                         --------    --------    --------    -------    -------
                                                  (In thousands, except per share data)
INCOME STATEMENT DATA: (1), (2)
Operating revenue                        $170,843    $130,438    $105,140    $80,737    $63,557
Income from operations                     26,444      16,011      13,064      8,516      6,397
Operating margin (3)                         15.5%       12.3%       12.4%      10.5%      10.1%
Income from continuing operations          16,040       9,189       7,444      4,884      3,580
Income from continuing operations
   per share: (5)
      Basic                                  0.80        0.49        0.42       0.27       0.21
      Diluted                                0.76        0.48        0.40       0.27       0.20
Cash dividends declared per
   common share (5)                            --          --          --         --         --

BALANCE SHEET DATA (AT END OF PERIOD):
Total assets of continuing operations    $ 79,617    $ 56,808    $ 39,965    $31,887    $22,779
Long-term obligations of continuing
   operations, net of current portion       4,754      20,126       8,254      7,323      5,865
Shareholders' equity (6)                   54,952      19,071      50,460     41,264     36,644

(1)  Reflects the Truckload Business as a discontinued operation.

(2) Includes certain allocations of corporate administrative expenses by the Company (see Note 1 of Notes to Consolidated Financial Statements).

(3)  Income from operations as a percentage of operating revenue.

(4) During the third quarter of 1997, the Company benefited from non-recurring revenue that resulted from the UPS strike. This additional revenue, net of variable costs and income taxes, but not allocated fixed costs, resulted in approximately $2.3 million of additional operating revenue, $1.2 million of income from operations and $.06 of diluted earnings per share.

(5) Restated to reflect a three-for-two stock split distributed in January 2000 and a two-for-one stock split distributed in March 1999.

(6) Shareholders' equity at December 31, 1998 reflects the Spin-off of $44.3 million of net assets of Landair Corporation.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INTRODUCTION

        The Company provides scheduled ground transportation of cargo on a time-definite basis. As a result of the Company's established transportation schedule and network of terminals, its operating cost structure includes significant fixed costs. The Company's ability to improve its operating margins will depend on its ability to increase the volume of freight moved through its network.

        The following does not include a discussion and analysis of the truckload carrier business, which has been accounted for as a discontinued operation as a result of the Spin-off.

RESULTS OF OPERATIONS

        The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated.


                                                   Year Ended December 31
                                               --------------------------------
                                                1999         1998         1997
                                               ------       ------       ------
Operating revenue                               100.0%       100.0%       100.0%
Operating expenses:
     Purchased transportation                    43.8         43.2         43.5
     Salaries, wages and employee benefits       22.4         23.9         23.6
     Operating leases                             5.2          5.3          5.6
     Depreciation and amortization                2.9          3.3          2.8
     Insurance and claims                         1.2          1.8          2.0
     Other operating expenses                     9.0         10.2         10.1
                                               ------       ------       ------
Total operating expenses                         84.5         87.7         87.6
                                               ------       ------       ------
Income from operations                           15.5         12.3         12.4
                                               ------       ------       ------
Interest expense                                 (0.5)        (0.9)        (0.7)
Other income (expense), net                       0.2           --         (0.1)
                                               ------       ------       ------
Income from continuing operations before
   income taxes                                  15.2         11.4         11.6
Income taxes                                      5.8          4.4          4.5
                                               ------       ------       ------
Income from continuing operations                 9.4%         7.0%         7.1%
                                               ======       ======       ======

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

       Operating revenue increased by $40.4 million, or 31.0%, to $170.8 million for 1999 from $130.4 million in 1998. This increase resulted primarily from increased volume from domestic and international air cargo customers, increased operating terminals and direct shuttles, and enhanced logistics services.

       Purchased transportation was 43.8% of operating revenue in 1999 compared to 43.2% in 1998. This increase was primarily attributable to an increase in revenue from exclusive use transportation services which have a higher purchased transportation percentage than freight transported through the Forward Air network. The increase in purchased transportation was partially offset by operating efficiencies resulting from increased volumes of freight transported through the Forward Air network.

       Salaries, wages and employee benefits were 22.4% of operating revenue in 1999 compared to 23.9% in 1998. The decrease in salaries, wages and employee benefits as a percentage of operating revenue was due primarily to operating efficiencies resulting from increased volumes of freight transported through the Forward Air network coupled with a reduction in the number of Company drivers which were hired initially as a part of the acquisition of certain of the assets of Adams Air Cargo, Inc. in October 1997.

       Operating leases, the largest component of which is terminal rent, were 5.2% of operating revenue in 1999 compared to 5.3% in 1998. This decrease was attributable to increased leverage resulting from increased operating revenue.

       Depreciation and amortization expense as a percentage of operating revenue was 2.9% in 1999, compared to 3.3% in 1998. The decrease in depreciation and amortization expense as a percentage of revenue was attributable to increased utilization of operating equipment during 1999 as a result of increased operating revenue.

       Insurance and claims as a percentage of revenue was 1.2% of operating revenue in 1999, compared with 1.8% in 1998. This decrease was due primarily to a decrease in the frequency and severity of accidents and lower premium costs during 1999.

       Other operating expenses were 9.0% of operating revenue in 1999 compared to 10.2% in 1998. The decrease in other operating expenses as a percentage of operating revenue was primarily attributable to a lower operating cost structure due to increased operating revenue and a reduction in commissions paid to agent terminals.

       Income from operations increased by $10.4 million, or 65.0%, to $26.4 million for 1999 compared to $16.0 million for 1998. This increase in income from operations is due primarily to a lower operating cost structure resulting from an increase in operating revenue, which allowed the Company to spread the fixed costs of its network over a larger revenue base.

       Interest expense was $787,000, or 0.5%, of operating revenue in 1999, compared to $1.2 million, or 0.9%, in 1998. The decrease in interest expense was due to lower average net borrowing during 1999.

       The combined federal and state effective tax rate for 1999 was 38.3%, compared to a rate of 38.1% for 1998. For information concerning income taxes, as well as information regarding differences between effective tax rates and statutory rates, see Note 6 of the Notes to Consolidated Financial Statements.

       As a result of the foregoing factors, income from continuing operations increased by $6.8 million, or 73.9%, to $16.0 million for 1999, from $9.2 million in 1998.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

       Operating revenue increased by $25.3 million, or 24.1%, to $130.4 million for 1998 from $105.1 million in 1997. This increase resulted primarily from increased freight volume from domestic and international air cargo customers, which was attributable in part to increased operating terminals and direct shuttles and enhanced logistics services, which were offset in part by an increase in the number of shipments during the UPS strike in the third quarter of 1997.

       Purchased transportation was 43.2% of operating revenue in 1998 compared to 43.5% in 1997. This decrease was primarily attributable to operating efficiencies resulting from increased volumes of freight transported through the Forward Air network, coupled with an increase in logistics services revenue, which does not involve the transportation of freight.

       Salaries, wages and employee benefits were 23.9% of operating revenue in 1998 compared to 23.6% in 1997. This increase resulted primarily from additional cargo handling wages and supervisory salaries required to operate company-operated terminals that were added since the preceding period, coupled with an increase in labor costs associated with the expansion of the Company's logistics services.

       Operating leases, the largest component of which is terminal rent, were 5.3% of operating revenue in 1998 compared to 5.6% in 1997. This decrease was attributable to increased leverage resulting from increased operating revenue.

       Depreciation and amortization expense as a percentage of operating revenue was 3.3% in 1998 compared to 2.8% in 1997. This increase was attributable to the implementation of the Company's integrated freight order entry, tracking and billing information system during the second half of 1997, coupled with additional operating equipment required to operate Company-operated terminals that were added since the preceding period.

       Insurance and claims as a percentage of operating revenue was 1.8% of operating revenue in 1998, compared with 2.0% in 1997. This decrease was due primarily to a decrease in the frequency and severity of accidents and lower premium costs.

       Other operating expenses were 10.2% of operating revenue in 1998 compared to 10.1% in 1997. This decrease was attributable to a lower operating cost structure as a result of increased operating revenue and a reduction in commissions paid to agent terminals.

       Income from operations increased by $2.9 million, or 22.1%, to $16.0 million in 1998 compared to $13.1 million for the same period of 1997. This increase is primarily attributable to a lower operating cost structure resulting from an increase in operating revenue, which allowed the Company to spread the fixed cost of its network over a larger revenue base.

       Interest expense was $1.2 million, or 0.9% of operating revenue in 1998 compared to $796,000, or 0.7%, in 1997. This increase was due to higher average net borrowing, primarily as a result of a $5.0 million capital contribution to Landair Corporation and the settlement of intercompany balances with Landair Corporation prior to the Spin-off.

       The combined federal and state effective tax rate for 1998 was 38.1%, compared to a rate of 38.9% for 1997. For information concerning income taxes, as well as information regarding differences between effective tax rates and statutory rates, see Note 6 of the Notes to Consolidated Financial Statements.

       As a result of the foregoing factors, income from continuing operations increased by $1.8 million, or 24.3%, to $9.2 million for 1998 from $7.4 million in 1997.

Liquidity and Capital Resources

       Prior to the Spin-off in September 1998, the Company operated its business and the truckload carrier business together. As a result, the Company's statements of cash flows for 1998 and 1997 do not reflect the cash flows of its business as a stand-alone company.

       The Company has historically financed its working capital needs, including capital purchases, with cash flows from operations and borrowings under its bank lines of credit. Net cash provided by operating activities totaled approximately $20.1 million for 1999, $1.9 million for 1998 and $6.3 million in 1997.

       Net cash used in investing activities was approximately $13.4 million in 1999, $17.0 million in 1998 and $4.8 million in 1997. Investing activities consisted primarily of the acquisitions of Quick Delivery Service, Inc. and LTD Air Cargo, Inc. in 1999, the $5.0 million capital contribution to Landair Corporation in 1998 and the acquisition of the air cargo operating assets of Adams Air Cargo, Inc. in 1997, along with the purchase of operating equipment and management information systems during all three years.

       Net cash used in financing activities was $1.2 million in 1999, compared to cash provided by financing activities of $14.6 million in 1998 and $766,000 used in financing activities in 1997. Financing activities included the continued financing of operating equipment and working capital needs, repayment of long-term debt and capital leases, proceeds received from the exercise of stock options, Common Stock issued under the Company's employee stock purchase plan, and Common Stock issued from a public offering.

       On May 4, 1999, 1.5 million shares of the Common Stock of the Company were sold under a Form S-3 Registration Statement dated April 23, 1999. The net proceeds of the offering were $18.0 million and were used principally to repay outstanding debt.

       The Company expects net capital expenditures in 2000 for operating equipment and management information systems to be less than $10 million. The Company expects to fund these expenditures through cash provided by operating activities and borrowings under its credit facilities.

       The credit facilities include a working capital line of credit and an equipment financing facility. As long as the Company complies with several financial covenants and ratios, these credit facilities permit it to borrow up to $20.0 million under the working capital line of credit and up to $25.0 million under equipment financing facilities. Interest rates for advances under the facilities vary based on covenants related to total indebtedness, cash flows, results of operations and other ratios. The facilities bear interest at LIBOR plus 0.80% to 1.90%, expire in December 2000 and April 2001 and are secured by accounts receivable and most of the Company's equipment. The amount the Company can borrow under the line of credit is reduced by the amount of any outstanding letters of credit.

       Management believes that the Company's available cash, expected cash generated from future operations and borrowings under available lines of credit, will be sufficient to satisfy anticipated cash needs for at least the next twelve months.

       On February 24, 1999, the Board of Directors approved a two-for-one stock split which was distributed on March 19, 1999. Subsequent to the end of the 1999 year, the Board of Directors approved a three-for-two stock split which was distributed on January 28, 2000. All share, earnings per share, dividends per share, and quarterly stock price data included herein and in the Consolidated Financial Statements and Notes thereto have been restated to give effect to the stock splits.

Impact of Year 2000

       In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $75,000 during 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the Year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Impact of Recent Accounting Pronouncements

      In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, is required to be adopted by the Company in 2001. Management does not anticipate that the adoption of the Statement will have a significant effect on the financial position or results of operations of the Company.

Forward-Looking Statements

      The Company, or its officers and directors on behalf of the Company, may from time to time make written or oral "forward-looking statements." Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission (the "Commission"), in press releases and in reports to shareholders. Oral forward-looking statements may be made by the Company's officers and directors on behalf of the Company to the press, potential investors, securities analysts and others. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements. The Company relies on this safe harbor in making such disclosures. In connection with this safe harbor provision, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Without limitation, factors that might cause such a difference include economic factors such as recessions, inflation, higher interest rates and downturns in customer business cycles, the Company's inability to maintain its historical growth rate due to a decreased volume of freight moving through the Company's network, competition, surplus inventories, loss of a major customer, the ability of the Company's information systems to handle increased volume of freight moving through its network, and the availability and compensation of qualified independent owner-operators to serve the Company's transportation needs. The Company disclaims any intent or obligation to update these forward-looking statements.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        On May 4, 1999, the Company sold 1.5 million shares of Common Stock in a public offering. The net proceeds of $18.0 million were used principally to repay outstanding debt. With this repayment, the Company's exposure to market risk related to its remaining outstanding debt is not significant.

        Prior to May 4, 1999, the Company was exposed to market risk from changes in interest rates. At December 31, 1998, the fair value of the Company's total debt and capital lease obligations was estimated to be $25.3 million, based on the Company's current incremental borrowing rates for similar types of borrowing arrangements, which approximated carrying value. The Company had $6.8 million of fixed rate debt and capital lease obligations outstanding at December 31, 1998. Using a yield to maturity analysis and assuming an increase in interest rates of 10% (from December 31, 1998), the potential decrease in fair value of fixed rate debt and capital leases would have been $145,000.

        The Company had $18.5 million of variable rate debt outstanding at December 31, 1998. At this borrowing level, a hypothetical 10% adverse change in interest rates on the debt would have increased interest expense and decreased income before income taxes by approximately $123,000. This amount was determined by considering the impact of the hypothetical interest rate increase on the Company's borrowing cost at the December 31, 1998 borrowing level.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The response to this item is submitted as a separate section of this report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item with respect to directors of the Company is incorporated herein by reference to the Company's definitive proxy statement for its 2000 Annual Meeting of Shareholders (the "2000 Proxy Statement"). The 2000 Proxy Statement will be filed with the Commission not later than 120 days subsequent to December 31, 1999.

        Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.


ITEM 11. EXECUTIVE COMPENSATION

        The information required by this item is incorporated herein by reference to the 2000 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 1999.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated herein by reference to the 2000 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 1999.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated herein by reference to the 2000 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 1999.

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

        (b)              Reports on Form 8-K.

                         There were no reports on Form 8-K filed during the fourth quarter of 1999.

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


                                       FORWARD AIR CORPORATION



                                       By: /s/ Scott M. Niswonger
                                           -------------------------------------
                                           Scott M. Niswonger, Chairman
                                           and Chief Executive Officer

                                       Date:  February 29, 2000

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

           NAME                                    CAPACITY                              DATE

  /s/ Scott M. Niswonger                  Chairman and                           February 29, 2000
-----------------------------------       Chief Executive Officer
    Scott M. Niswonger                    (Principal Executive Officer)


  /s/ Edward W. Cook                      Chief Financial Officer,               February 29, 2000
------------------------------------      Senior Vice President, Treasurer
    Edward W. Cook                        and Director (Principal Financial
                                          and Accounting Officer)


  /s/ Bruce A. Campbell                   President, Chief Operating             February 29, 2000
-----------------------------------       Officer and Director
    Bruce A. Campbell


  /s/ Richard H. Roberts                  Senior Vice President, General         February 29, 2000
------------------------------------      Counsel, Secretary and Director
    Richard H. Roberts


 /s/ James A. Cronin, III                 Director                               February 29, 2000
------------------------------------
    James A. Cronin, III


 /s/ Robert K. Gray                       Director                               February 29, 2000
------------------------------------
    Hon. Robert K. Gray

                           Annual Report on Form 10-K

                   Item 8, Item 14(a)(1) and (2), (c) and (d)

          List of Financial Statements and Financial Statement Schedule

                   Financial Statements and Supplementary Data

                                Certain Exhibits

                          Financial Statement Schedule

                          Year Ended December 31, 1999

                             Forward Air Corporation

                             Greeneville, Tennessee

                             Forward Air Corporation

                  Form 10-K -- Item 8 and Item 14(a)(1) and (2)

         Index to Financial Statements and Financial Statement Schedule


The following consolidated financial statements of Forward Air Corporation are included as a separate section of this report:

                                                                                        Page No.
                                                                                        --------
Report of Ernst & Young LLP, Independent Auditors..........................................F-3
Consolidated Balance Sheets - December 31, 1999 and 1998...................................F-4
Consolidated Statements of Income - Years Ended December 31, 1999,
   1998 and 1997...........................................................................F-6
Consolidated Statements of Shareholders' Equity - Years Ended
   December 31, 1999, 1998 and 1997........................................................F-7
Consolidated Statements of Cash Flows - Years Ended December 31, 1999,
   1998 and 1997...........................................................................F-8
Notes to Consolidated Financial Statements - December 31, 1999.............................F-9

The following financial statement schedule of Forward Air Corporation is included as a separate section of this report.

Schedule II - Valuation and Qualifying Accounts............................................S-1

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

                         Report of Independent Auditors



The Board of Directors and Shareholders
Forward Air Corporation

We have audited the accompanying consolidated balance sheets of Forward Air Corporation as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1999. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forward Air Corporation at December 31, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


                                              Ernst & Young LLP


Nashville, Tennessee
February 1, 2000

                             Forward Air Corporation

                           Consolidated Balance Sheets



                                                              December 31
                                                            1999       1998
                                                        -----------------------
                                                             (In thousands)
ASSETS
Current assets:
    Cash and cash equivalents                             $ 5,989     $   455
    Accounts receivable, less allowance of $918 in
       1999 and $952 in 1998                               27,342      19,754
    Inventories                                               640         389
    Prepaid expenses                                        1,791       2,545
    Deferred income taxes                                     652         273
                                                        -----------------------
Total current assets                                       36,414      23,416

Property and equipment:
    Land                                                    3,199       3,368
    Buildings                                               6,919       6,883
    Equipment                                              33,538      28,132
    Leasehold improvements                                  1,372       1,003
    Software costs                                          2,169         686
                                                        -----------------------
                                                           47,197      40,072

    Accumulated depreciation and amortization              14,307      10,152
                                                        -----------------------
                                                           32,890      29,920

Goodwill and other intangibles, net                         9,458       2,768
Other assets                                                  855         704
                                                        -----------------------
Total assets                                              $79,617     $56,808
                                                        =======================

                                                              December 31
                                                            1999       1998
                                                        -----------------------
                                                             (In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                      $ 7,436     $ 4,120
    Accrued payroll and related items                       2,798       1,769
    Insurance and claims accruals                           2,127       1,568
    Income taxes payable                                      633       1,249
    Other accrued expenses                                  2,587       2,470
    Current portion of long-term debt                         758       4,529
    Current portion of capital lease obligations              513         676
                                                        -----------------------
Total current liabilities                                  16,852      16,381

Long-term debt, less current portion                          835      15,403
Capital lease obligations, less current portion             3,919       4,723
Deferred income taxes                                       3,059       1,230
Commitments and contingencies                                  --          --

Shareholders' equity:
    Preferred stock, $.01 par value:
        Authorized shares - 5,000,000
        No shares issued                                       --          --
    Common stock, $.01 par value:
        Authorized shares - 50,000,000
        Issued and outstanding shares - 20,732,963 in
          1999 and 18,881,727 in 1998                         207         189
    Additional paid-in capital                             35,528      15,705
    Retained earnings                                      19,217       3,177
                                                        -----------------------
Total shareholders' equity                                 54,952      19,071
                                                        -----------------------
Total liabilities and shareholders' equity                $79,617     $56,808
                                                        =======================

See accompanying notes.

                             Forward Air Corporation

                        Consolidated Statements of Income


                                                             Year ended December 31
                                                       1999           1998           1997
                                                   ------------------------------------------
                                                     (In thousands, except per share data)
Operating revenue                                   $ 170,843      $ 130,438      $ 105,140

Operating expenses:
     Purchased transportation:
        Provided by non-affiliated entities            71,560         51,914         39,647
        Provided by Landair Corporation                 3,276          4,431          6,137
     Salaries, wages and employee benefits             38,325         31,191         24,808
     Operating leases                                   8,807          6,876          5,867
     Depreciation and amortization                      4,996          4,346          2,902
     Insurance and claims                               2,007          2,402          2,089
     Other operating expenses                          15,428         13,267         10,626
                                                   ------------------------------------------
                                                      144,399        114,427         92,076
                                                   ------------------------------------------
Income from operations                                 26,444         16,011         13,064

Other income (expense):
     Interest expense                                    (787)        (1,206)          (796)
     Other, net                                           333             37            (84)
                                                   ------------------------------------------
                                                         (454)        (1,169)          (880)
                                                   ------------------------------------------
Income from continuing operations before
    income taxes                                       25,990         14,842         12,184
Income taxes                                            9,950          5,653          4,740
                                                   ------------------------------------------
Income from continuing operations                      16,040          9,189          7,444
                                                   ------------------------------------------
Discontinued operations:
   Income from operations
      (less income taxes of $-0-,
      $850 and $751, respectively)                         --          1,345          1,150
   Loss on Spin-off (less income taxes of $-0-,
      $440 and $-0-, respectively)                         --           (380)            --
                                                   ------------------------------------------
                                                           --            965          1,150
                                                   ------------------------------------------
Net income                                          $  16,040      $  10,154      $   8,594
                                                   ==========================================
Income per share:
     Basic:
        Income from continuing operations           $     .80      $     .49      $     .42
        Income from discontinued operations                --            .06            .06
                                                   ------------------------------------------
        Net income                                  $     .80      $     .55      $     .48
                                                   ==========================================
     Diluted:
        Income from continuing operations           $     .76      $     .48      $     .40
        Income from discontinued operations                --            .05            .06
                                                   ------------------------------------------
        Net income                                  $     .76      $     .53      $     .46
                                                   ==========================================

See accompanying notes.

                                    Forward Air Corporation

                         Consolidated Statements of Shareholders' Equity

                                           Common Stock       Additional                     Total
                                      ---------------------     Paid-in      Retained    Shareholders'
                                        Shares      Amount      Capital      Earnings       Equity
                                      ---------------------------------------------------------------
                                                             (In thousands)
Balance at December 31, 1996             5,953     $    59     $ 26,203      $ 15,002      $ 41,264
    Two-for-one stock split
       declared February 1999            5,953          60          (60)           --            --
    Three-for-two stock split
       declared January 2000             5,953          60          (60)           --            --
    Net income for 1997                     --          --           --         8,594         8,594
    Exercise of stock options              183           2          488            --           490
    Common Stock issued under
       employee stock purchase plan         31          --          112            --           112
                                      ---------------------------------------------------------------
Balance at December 31, 1997            18,073         181       26,683        23,596        50,460
    Net income for 1998                     --          --           --        10,154        10,154
    Exercise of stock options              798           8        2,402            --         2,410
    Common Stock issued under
       employee stock purchase plan         11          --           69            --            69
    Income tax benefit from stock
       options exercised                    --          --          232            --           232
    Spin-off of Landair Corporation         --          --      (13,681)      (30,573)      (44,254)
                                      ---------------------------------------------------------------
Balance at December 31, 1998            18,882         189       15,705         3,177        19,071
    Net income for 1999                     --          --           --        16,040        16,040
    Exercise of stock options              336           3        1,328            --         1,331
    Common Stock issued under
       employee stock purchase plan         15          --          136            --           136
    Income tax benefit from stock
       options exercised                    --          --          341            --           341
    Net proceeds of public offering      1,500          15       18,018            --        18,033
                                      ---------------------------------------------------------------
Balance at December 31, 1999            20,733     $   207     $ 35,528      $ 19,217      $ 54,952
                                      ===============================================================

See accompanying notes.

                             Forward Air Corporation

                      Consolidated Statements of Cash Flows


                                                                       Year ended December 31
                                                                1999           1998        1997
                                                            -----------------------------------------
                                                                        (In thousands)
OPERATING ACTIVITIES
Net income                                                    $ 16,040      $ 10,154      $ 8,594
Adjustments to reconcile net income to
     net cash provided by operating activities:
         Income from discontinued operations                        --        (2,075)      (1,150)
         Depreciation and amortization                           4,996         4,346        2,902
         Gain on sale of property and equipment                    (43)         (128)          --
         Provision for losses on receivables                       295           438          515
         Provision for revenue adjustments                       1,245         1,641        1,488
         Deferred income taxes                                   1,450         1,893        1,747
         Changes in operating assets and liabilities, net
            of effects from acquisition of businesses:
               Accounts receivable                              (9,128)       (4,162)      (5,677)
               Inventories                                        (251)          (89)         (88)
               Prepaid expenses                                    754        (1,191)        (644)
               Accounts payable and accrued expenses             5,021         8,314          666
               Income taxes                                       (275)          203          (53)
               Due to Truckload Business subsidiaries               --       (17,447)      (1,980)
                                                            -----------------------------------------
Net cash provided by operating activities                       20,104         1,897        6,320

INVESTING ACTIVITIES
Purchases of property and equipment                             (7,412)      (11,764)      (3,602)
Proceeds from disposal of property and equipment                 1,001           117           --
Acquisition of businesses                                       (6,814)           --       (1,209)
Contribution of capital to discontinued operations                  --        (5,000)          --
Other                                                             (139)         (335)          (6)
                                                            -----------------------------------------
Net cash used in investing activities                          (13,364)      (16,982)      (4,817)

FINANCING ACTIVITIES
Proceeds from long-term debt                                        --        21,792          812
Payments of long-term debt                                     (19,739)       (8,631)        (954)
Payments of capital lease obligations                             (967)         (995)      (1,226)
Proceeds from exercise of stock options                          1,331         2,410          490
Proceeds from common stock issued under
    employee stock purchase plan                                   136            69          112
Net proceeds from public offering of common stock               18,033            --           --
                                                            -----------------------------------------
Net cash provided by (used in) financing activities             (1,206)       14,645         (766)
                                                            -----------------------------------------
Net increase (decrease) in cash and cash equivalents             5,534          (440)         737
Cash and cash equivalents at beginning of year                     455           895          158
                                                            -----------------------------------------
Cash and cash equivalents at end of year                      $  5,989      $    455      $   895
Non-cash transaction - Issuance of notes payable to
   Quick Delivery Service, Inc. and LTD Air Cargo,
   Inc. for asset acquisitions and non-compete
   agreements                                                 $  1,400      $     --      $    --
                                                            =========================================

See accompanying notes.

                             Forward Air Corporation

                   Notes to Consolidated Financial Statements

                                December 31, 1999

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

The Spin-off was effected on September 23, 1998 through the distribution to shareholders of the Company of all of the outstanding shares of common stock of a new truckload holding company, Landair Corporation. Pursuant to the Spin-off, the common stock of Landair Corporation was distributed on a pro rata basis of one share of Landair Corporation common stock for every one share of the Company's common stock held as of the record date. Subsequent to the Spin-off, the Company has continued as the legal entity that owns and operates the deferred air freight operations through its operating subsidiaries and Landair Corporation is the legal entity that owns and operates the truckload operations. Additionally, the name Landair Services, Inc. was changed to Forward Air Corporation on August 26, 1998. As a result of the Spin-off, the results of operations and cash flows of the Truckload Business have been reported as discontinued operations for all periods presented in the accompanying consolidated financial statements (see Note 2).

As used in the accompanying consolidated financial statements, the term "Forward Air Business" refers to the deferred air freight operations; Landair Corporation, or the term "Truckload Business," refers to the truckload operations; and the "Company" refers to the entity which, prior to the Spin-off, through its subsidiaries operated both the Forward Air Business and the Truckload Business and which, after the Spin-off, continues to operate the Forward Air Business.

The continuing operations of the Company included in these financial statements include the assets and liabilities and results of operations directly related to the Forward Air Business for all periods presented. Significant changes could have occurred in the funding and operations of the Forward Air Business had it been operated as an independent stand-alone entity during 1998 and 1997, which could have had a significant impact on its financial position, results of operations and cash flows. As a result, the financial information included in these financial statements for 1998 and 1997 is not necessarily indicative of the financial position and results of operations of the Forward Air Business which might have occurred had it been a stand-alone entity throughout those years.

                             Forward Air Corporation

1.  ACCOUNTING POLICIES (CONTINUED)

The Company operates a comprehensive national network for the time-definite surface transportation of deferred freight. The Company provides its transportation services through a network of terminals located on or near airports in the United States and Canada. The Company's customers consist primarily of air freight forwarders, domestic and international airlines and integrated air cargo carriers. The Company's operations involve receiving deferred freight shipments at its terminals and transporting them by truck to the terminal nearest their destination.

USE OF ESTIMATES

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

OPERATING REVENUE

Operating revenue and related costs are recognized as of the date shipments are completed. No single customer accounted for more than 10% of operating revenue from continuing operations in 1999, 1998 or 1997.

CASH EQUIVALENTS

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

INVENTORIES

Inventories of tires, replacement parts, supplies, and fuel for equipment are stated at the lower of cost or market utilizing the FIFO (first-in, first-out) method of determining cost.

                             Forward Air Corporation

1.  ACCOUNTING POLICIES (CONTINUED)

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Depreciation of property and equipment is calculated based upon the cost of the asset, reduced by its estimated salvage value, using the straight-line method over the estimated useful lives as follows:


       Buildings.................................... 30-40 years
       Equipment....................................  3-10 years
       Leasehold improvements.......................  1-15 years
       Internal-use software costs..................     5 years

Interest payments during 1999, 1998 and 1997 were $911,000, $1.2 million and $825,000, respectively, of which $71,000, $-0- and $-0- was capitalized. During 1999, 1998 and 1997, the Company added no equipment through capital leases.

The Company reviews its long-lived assets, including goodwill and other intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The measurement of possible impairment is based upon determining whether projected undiscounted future cash flows from the use of the asset over its remaining useful life are less than the carrying value of the asset. As of December 31, 1999, in the opinion of management, there has been no such impairment.

EXTERNAL-USE COMPUTER SOFTWARE COSTS

Costs related to software developed for external use are amortized using either a revenue-based method or the straight-line method, whichever provides the greater amortization amount. External-use computer software costs, net of accumulated amortization, totaled $1.6 million and $235,000 at December 31, 1999 and 1998, respectively. No amortization was recorded in 1999 and 1998 since the projects were under development throughout those periods. In years prior to 1998, the Company did not incur significant external-use software development costs. External-use computer software costs are included in property and equipment in the accompanying balance sheet, as the software will not be sold outright to customers; rather, the use of the software will be sold to customers.

RISK MANAGEMENT

The Company is self-insured for certain of its workers' compensation, property damage, auto liability and medical benefit claims. The Company has entered into agreements with independent insurance companies to limit its losses with respect to these claims.

                             Forward Air Corporation

1.  ACCOUNTING POLICIES (CONTINUED)

INCOME PER SHARE

The Company calculates income per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Under SFAS No. 128, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Diluted earnings per share includes any dilutive effects of options, warrants and convertible securities, and uses the treasury stock method in calculating dilution. All earnings per share data included in the consolidated financial statements and notes thereto have been restated to give effect to a three-for-two stock split and a two-for-one stock split (see Note 5).

COMPREHENSIVE INCOME

The Company had no items of other comprehensive income in 1999, 1998 and 1997 and, accordingly, comprehensive income is equivalent to net income.

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

COMMON EXPENSES

Prior to 1998, certain administrative expenses, consisting of payroll, legal, accounting, rent and depreciation for shared facilities, and other common expenses which could not be specifically identified to either the deferred air freight operations or the truckload operations have been allocated between the Forward Air Business and the Truckload Business based on their relative percentages of operating revenue. In 1998, certain administrative and back office functions continued to be shared by both the Forward Air Business and the Truckload Business. The expenses related to these services were allocated to the Forward Air Business and the Truckload Business in accordance with the provisions of a Transition Services Agreement as discussed in Note 2. These administrative expenses, which would have been incurred by the Forward Air Business and the Truckload Business if each had been operated as an independent stand-alone entity, totaled $2.8 million and $5.0 million for the Forward Air Business and $3.2 million and $4.4 million for the Truckload Business for the period January 1, 1998 through September 23, 1998 and for the year ended December 31, 1997, respectively.

                             Forward Air Corporation

1.  ACCOUNTING POLICIES (CONTINUED)

Interest expense of $661,000 and $796,000 for the Forward Air Business and $1.4 million and $1.8 million for the Truckload Business for the period from January 1, 1998 through September 23, 1998 and for the year ended December 31, 1997, respectively, has been allocated by the Company on an annual basis based upon the pro rata share of average operating assets of the Truckload Business and the Forward Air Business.

Management believes these allocation methods are reasonable.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued and was required to be adopted in years beginning after June 15, 1999. In June 1999, SFAS No. 137 was issued, deferring the effective date of SFAS No. 133 for one year. This Statement requires all derivatives to be recorded on the balance sheet at fair value. This results in the offsetting changes in fair values or cash flows of both the hedge and the hedged item being recognized in earnings or other comprehensive income, as appropriate, in the same period. Changes in fair value of derivatives not meeting the Statement's hedge criteria are included in income. The Company expects to adopt the new Statement as of January 1, 2001. The Company does not expect the adoption of this Statement to have a significant effect on its results of operations or financial position.

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

                             Forward Air Corporation

2.  DISCONTINUED OPERATIONS (CONTINUED)

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

Summarized income statement information relating to the Truckload Business (as reported in discontinued operations) is as follows (in thousands):

                                           1998(1)          1997
                                          --------        --------
         Operating revenue                $ 51,543        $ 91,398
         Operating expenses                 48,450          87,659
                                          --------        --------
         Income from operations              3,093           3,739
         Interest expense                     (924)         (1,826)
         Other income (expense)                 26             (12)
                                          --------        --------
         Income before income taxes          2,195           1,901
         Income taxes                          850             751
                                          --------        --------
         Income from discontinued
            operations                    $  1,345        $  1,150
                                          ========        ========

(1) The fiscal 1998 summarized income statement information above includes the results of operations only through the July 9, 1998 Measurement Date.

                             Forward Air Corporation

2.  DISCONTINUED OPERATIONS (CONTINUED)

The loss on Spin-off in the amount of $380,000 recorded in 1998 includes the net of the after-tax income of the discontinued operations from the Measurement Date through the date of the Spin-off of $730,000 ($1.2 million on a pre-tax basis), and costs associated with the Spin-off of $1.1 million. The costs associated with the Spin-off represent the cost of separating the two businesses which are non-deductible for income tax purposes.

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

TRANSITION SERVICES AGREEMENT

The Transition Services Agreement describes the services which the Company and Landair Corporation provide to each other following the Spin-off. Services performed under the Transition Services Agreement are negotiated and paid for on an arm's-length basis. The Company or Landair Corporation, as recipients of the services, may terminate any or all such services at any time on thirty days' irrevocable written notice, and the Company or Landair Corporation, as providers of the services, may terminate any or all of the services, other than information technology services, on three months' irrevocable notice. Information technology services to be provided by the Company to Landair Corporation have a thirty-six month term.

EMPLOYEE BENEFIT MATTERS AGREEMENT

The Employee Benefit Matters Agreement provides for the treatment of employee benefit matters and other compensation arrangements for the employees of the Company and Landair Corporation after the Spin-off. Pursuant to this agreement, the Company is continuing sponsorship of the

                             Forward Air Corporation

2.  DISCONTINUED OPERATIONS (CONTINUED)

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

3.  ACQUISITION OF BUSINESSES

In October 1999, the Company acquired certain air cargo operating assets of Quick Delivery Service, Inc. ("Quick"), a deferred airfreight contractor to the air cargo industry based in Mobile, Alabama and certain air cargo operating assets of LTD Air Cargo, Inc. ("LTD"), a deferred airfreight contractor to the air cargo industry based in Franklin, Tennessee. The Company paid approximately $6.8 million in cash and issued notes payable totaling $1.0 million for the above two acquisitions. The acquisitions were accounted for as purchases. The Company also entered into non-compete agreements with the former owners of Quick and LTD for $400,000 to be paid in installments by the Company over the terms of the agreements. Non-compete agreements are being amortized over the terms of the agreements. The $1.4 million owed to the former owners of Quick and LTD remains outstanding as of December 31, 1999. Goodwill relating to the Quick and LTD acquisitions totaled approximately $6.4 million and is being amortized on a straight-line basis over a life of 15 years.

In October 1997, the Company acquired the air cargo operating assets of Adams Air Cargo, Inc., a surface transportation contractor to the air cargo industry based in Arbuckle, California. The Company paid approximately $1.2 million in cash, issued a note payable of $1.8 million, and assumed debt and capital lease obligations of $1.0 million and $1.6 million, respectively. The acquisition was accounted for as a purchase. Accordingly, the purchase price was allocated on the basis of the estimated fair value of the net assets acquired, resulting in goodwill of

                             Forward Air Corporation

3.  ACQUISITION OF BUSINESSES (CONTINUED)

approximately $2.9 million. The goodwill is being amortized on a straight-line basis over a life of 20 years.

The results of operations for the acquired businesses are included in the consolidated statements of income from the respective acquisition dates forward.

Goodwill and other intangible assets totaled $9.8 million and $2.9 million at December 31, 1999 and 1998, respectively. Accumulated amortization of goodwill and other intangible assets totaled approximately $300,000 and $160,000 at each year end, respectively.

4.  LONG-TERM DEBT

Long-term debt consists of the following:


                                                                December 31
                                                            1999           1998
                                                         ------------------------
                                                              (In thousands)

Line of credit                                             $    --       $    --
Installment Equipment Loan Agreements                           --        18,540
Other notes payable, including interest ranging from
     6.9% to 7.9%                                            1,593         1,392
                                                         ------------------------
                                                             1,593        19,932
Less current portion                                           758         4,529
                                                         ------------------------
                                                           $   835       $15,403
                                                         ========================

Effective with the Spin-off of Landair Corporation on September 23, 1998, the Company entered into a $20.0 million working capital line of credit facility with a Tennessee bank which expires in April 2001. Interest rates for advances under the facility vary from LIBOR plus 1.0% to 1.9% based upon covenants related to total indebtedness, cash flows, results of operations and other ratios (6.8% at December 31, 1999). Advances are collateralized primarily by accounts receivable. The agreement contains, among other things, restrictions that do not allow the payment of dividends, and requires the maintenance of certain levels of net worth and other financial ratios. At December 31, 1999, the Company had no borrowings outstanding under the line and had utilized $3.6 million of availability for outstanding letters of credit.

The Company has equipment loan agreements (the "Equipment Loan Agreements") with two Tennessee banks which permit the Company to borrow up to $25.0 million for the purchase of

                             Forward Air Corporation

4.  LONG-TERM DEBT (CONTINUED)

operating equipment. Interest rates for advances under the facilities vary from LIBOR plus .8% to 1.9% based upon covenants related to total indebtedness, cash flows, results of operations and other ratios (6.6% to 7.7% at December 31, 1999). The advances are collateralized by equipment purchased with the proceeds from the Equipment Loan Agreements, and contain restrictions and covenants similar to the line of credit agreement described above. At December 31, 1999, the Company had no borrowings under the Equipment Loan Agreements.

Maturities of long-term debt are as follows (in thousands):

                          2000                          $   758
                          2001                              483
                          2002                              352
                                                        -------
                                                        $ 1,593
                                                        =======

5.  SHAREHOLDERS' EQUITY AND STOCK OPTIONS

Preferred Stock -- The Board of Directors is authorized to issue, at its discretion, up to 5,000,000 shares of preferred stock, par value $.01. The terms and conditions of the preferred shares are to be determined by the Board of Directors. No shares have been issued to date.

Common Stock Splits -- On January 10, 2000, the Board of Directors approved a three-for-two split of the common shares which was distributed on January 28, 2000 to shareholders of record as of January 21, 2000. On February 24, 1999, the Board of Directors approved a two-for-one split of the common shares which was distributed on March 19, 1999 to shareholders of record as of March 12, 1999. Common stock issued and additional paid-in capital have been restated to reflect these splits for all years presented. All common share and per share data included in the consolidated financial statements and notes thereto have been restated to give effect to the stock splits.

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

At December 31, 1998 and 1997, the Company had reserved 3.0 million shares of common stock under a Stock Option and Incentive Plan. In February 1999, the Company reserved an additional 1.5 million common shares under the 1999 Stock Option and Incentive Plan, resulting in a total

                             Forward Air Corporation

5.  SHAREHOLDERS' EQUITY AND STOCK OPTIONS (CONTINUED)

of 4.5 million shares being reserved at December 31, 1999. Options issued under the Plans have eight to ten year terms and vest over a four to five year period.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, Accounting for Stock Based Compensation, which also requires that the information be determined as if the Company has accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 1999, 1998 and 1997, respectively: risk-free interest rates of 5.2%, 4.7% and 5.8%; dividend ratio of zero; volatility factors of the expected market price of the common stock of 0.7, 0.5 and 0.5; and a weighted-average expected life of the option of seven years.

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

For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share data):

                                         1999             1998            1997
                                      ----------       ----------      ----------
Pro forma net income                  $   14,946       $    9,839      $    7,981
Pro forma net income per share:
    Basic                             $      .74       $      .53      $      .45
    Diluted                           $      .71       $      .51      $      .43

                             Forward Air Corporation

5.  SHAREHOLDERS' EQUITY AND STOCK OPTIONS (CONTINUED)

A summary of the Company's employee stock option activity and related information for the years ended December 31 follows:


                                      1999                    1998                   1997
                                -------------------    -------------------    --------------------
                                          Weighted-               Weighted-               Weighted-
                                           Average                 Average                 Average
                                Options    Exercise    Options    Exercise     Options    Exercise
                                 (000)       Price      (000)       Price       (000)       Price
                                -------   ---------    -------    ---------   ---------   --------
Outstanding - beginning
   of year                        1,146        $4        1,813        $4        1,725        $4
   Granted/converted                888         7          254         5          333         4
   Exercised                       (336)        4         (708)        2         (183)        3
   Forfeited                        (16)        4         (213)        4          (62)        5
                                 ------        --       ------        --       ------        --
Outstanding - end of year         1,682        $6        1,146        $4        1,813        $4
                                 ======        ==       ======        ==       ======        ==
Exercisable at end of year          490        $4          607        $4          804        $4
                                 ------        --       ------        --       ------        --
Options available for
   grant                            557                    314                    354
                                 ======                 ======                 ======
Weighted-average fair
   value of options
   granted during the year       $ 5.24                 $ 3.37                 $ 2.05
                                 ======                 ======                 ======

Exercise prices for options outstanding, as of December 31, 1999 ranged from $2.67 to $18.50.

Under the provisions of the Company's stock option plan, options to purchase shares of the Company's common stock that were exercisable at the time of the Spin-off, and that were held by those employees who terminated employment with the Company and became employees of Landair Corporation upon the Spin-off, were canceled if not exercised prior to such employees' termination of employment with the Company. Accordingly, employees that were leaving the Company and continuing as employees of Landair Corporation exercised 297,000 vested options during 1998 prior to the Spin-off. Unexercisable options held by employees of the Company who remained or became employees of Landair Corporation upon consummation of the Spin-off which totaled 153,000 were converted into options to purchase Landair Corporation common stock under Landair Corporation's Stock Option and Incentive Plan. Such conversion was on the basis of a formula designed to preserve the fair market value of such converted options on the date of the Spin-off. All options held by employees of the Company who remained or became employees of the Company upon consummation of the Spin-off were adjusted on the basis of a formula designed to preserve the fair market value of such options on the date of the Spin-off. The adjustment of these options resulted in the grant of options to purchase 225,000 additional shares during the year ended December 31, 1998.

Non-Employee Director Options -- In May 1999, August 1998 and May 1997, options to purchase 22,500, 56,250 and 56,250 shares of common stock, respectively, were granted to the non-employee directors of the Company at option prices of $17.83, $6.13 and $3.73 per share,

                             Forward Air Corporation

5.  SHAREHOLDERS' EQUITY AND STOCK OPTIONS (CONTINUED)

respectively. All options held by directors of the Company were adjusted on the basis of a formula designed to preserve the fair market value of such options on the date of the Spin-off.

The options have terms of ten years and are exercisable in installments which vest over two-year periods from the date of grant. At December 31, 1999, 247,500 options are outstanding and will expire in May 2005 through May 2009, unless a non-employee director resigns or is not re-elected, in which event the options expire 90 days after the option holder is no longer a non-employee director.

Employee Stock Purchase Plan -- The Company implemented an employee stock purchase plan effective January 1, 1996 at which time participating employees became entitled to purchase common stock through payroll deduction of up to 10% of the employee's annual compensation. The issue price of the common stock is equal to the lesser of (1) 85% of market price on the first trading day of the semi-annual option period or (2) 85% of market price on the last trading day of the semi-annual option period. The Company has reserved 900,000 shares of common stock for issuance pursuant to the plan. At December 31, 1999, approximately 75,000 shares had been issued under the Plan.

                             Forward Air Corporation

5.  SHAREHOLDERS' EQUITY AND STOCK OPTIONS (CONTINUED)

Earnings Per Share -- The following table sets forth the computation of basic and diluted income per share (in thousands, except per share data):


                                                               1999          1998             1997
                                                          ---------------------------------------------
Numerator:
    Numerator for basic and diluted income per share:
       Income from continuing operations                    $   16,040    $    9,189       $    7,444
       Income from discontinued operations                          --           965            1,150
                                                          ---------------------------------------------
       Net income                                           $   16,040    $   10,154       $    8,594
                                                          =============================================
Denominator:
    Denominator for basic income per share-
        weighted-average shares                                 20,072        18,589           17,904
    Effect of dilutive stock options                             1,110           681              627
                                                          ---------------------------------------------
    Denominator for diluted income per share-
        adjusted weighted-average shares                        21,182        19,270           18,531
                                                          =============================================
Income per share - basic:
       Income from continuing operations                    $      .80    $      .49       $      .42
       Income from discontinued operations                          --           .06              .06
                                                          ---------------------------------------------
       Net income                                           $      .80    $      .55       $      .48
                                                          =============================================
Income per share - diluted:
       Income from continuing operations                    $      .76    $      .48       $      .40
       Income from discontinued operations                          --           .05              .06
                                                          ---------------------------------------------
       Net income                                           $      .76    $      .53       $      .46
                                                          =============================================

                             Forward Air Corporation

6.  INCOME TAXES

The Company and Landair Corporation entered into a Tax Sharing Agreement in connection with the Spin-off (see Note 2).

The provision for income taxes from continuing operations consists of the following:


                                                 1999          1998         1997
                                               ------------------------------------
                                                          (In thousands)
Current:
        Federal                                  $7,509       $3,246       $2,368
        State                                       991          514          625
                                               ------------------------------------
                                                  8,500        3,760        2,993
Deferred:
        Federal                                   1,382        1,807        1,510
        State                                        68           86          237
                                               ------------------------------------
                                                  1,450        1,893        1,747
                                               ------------------------------------
                                                 $9,950       $5,653       $4,740
                                               ====================================

The historical income tax expense differs from the amounts computed by applying the federal statutory rate of 35% to income before income taxes as follows:

                                                 1999          1998         1997
                                               ------------------------------------
                                                          (In thousands)
Tax expense at the statutory rate                $9,097       $5,195       $4,142
State income taxes, net of federal benefit          688          397          547
Meals and entertainment                             165           61           51
                                               ------------------------------------
                                                 $9,950       $5,653       $4,740
                                               ====================================

                             Forward Air Corporation

6.  INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:


                                                        December 31
                                                    1999           1998
                                                 -------------------------
                                                      (In thousands)
Deferred tax assets:
      Accrued expenses                            $   973        $   713
      Allowance for doubtful accounts                 345            358
      Capital lease                                    --            198
                                                 -------------------------
Total deferred tax assets                           1,318          1,269
Deferred tax liabilities:
      Tax over book depreciation                    2,180          1,346
      Prepaid expenses deductible when paid           476            586
      Capital lease                                   332             --
      Other                                           737            294
                                                 -------------------------
Total deferred tax liabilities                      3,725          2,226
                                                 -------------------------
Net deferred tax liabilities                      $(2,407)       $  (957)
                                                 =========================

The balance sheet classification of deferred income taxes is as follows:

                                                        December 31
                                                    1999           1998
                                                 -------------------------
                                                      (In thousands)
Current assets                                    $   652        $   273
Noncurrent assets (liabilities)                    (3,059)        (1,230)
                                                 -------------------------
                                                  $(2,407)       $  (957)
                                                 =========================


Total income tax payments, net of refunds, during fiscal 1999, 1998 and 1997 were $8.1 million, $3.4 million and $3.0 million, respectively.

                             Forward Air Corporation

7.  LEASES

The Company has a capital lease agreement (with a bargain purchase option) extending to 2008 with the Director of Development of the State of Ohio for a terminal facility located in Columbus, Ohio. The amounts due under the lease have been included in capital lease obligations. The Company is responsible for all taxes, assessments and other costs of ownership under the lease agreement. The lease also requires, among other things, restrictions on the payment of dividends and the maintenance of certain levels of net worth and other financial ratios. The assets are being amortized over the estimated useful lives of the assets under the assumption that the bargain purchase option will be exercised.

The Company leases certain equipment under capital leases. These equipment leases expire in various years through 2001.

Property and equipment include the following amounts for leases that have been capitalized:


                                        December 31
                                     1999         1998
                                  -----------------------
                                      (In thousands)
Land                                $2,605       $2,605
Buildings                            3,675        3,675
Equipment                            2,702        3,611
                                  -----------------------
                                     8,982        9,891
Less accumulated amortization        2,602        1,995
                                  -----------------------
                                    $6,380       $7,896
                                  =======================

Amortization of leased assets is included in depreciation and amortization expense.

The Company also leases certain facilities and equipment under noncancellable operating leases that expire in various years through 2008. Certain of these leases may be renewed for periods varying from one to ten years. Landair Corporation shares certain facilities leased by the Company, and has been allocated a portion of the rent expense related thereto (see Note 1 Common Expenses). As discussed below, the Company entered into lease or sublease agreements with Landair Corporation related to certain facilities on or prior to the date of the Spin-off. Sublease rental income was $773,000, $653,000 and $554,000 in 1999, 1998 and 1997, respectively, and was included in operating revenue in the accompanying consolidated statements of income.

Included in operating leases is an aircraft leased under a dry lease arrangement from a limited liability corporation owned by the Company's Chairman and Chief Executive Officer which expired in July 1999. Under the terms of the lease agreement, the Company paid the limited

                             Forward Air Corporation

7.  LEASES (CONTINUED)

liability corporation $700 per hour of usage subject to a 400 hour per year minimum usage guarantee. The total net amount of rent expense for this lease was $107,000, $423,000 and $280,000 in 1999, 1998 and 1997, respectively. Upon expiration of the lease agreement, the Company commenced chartering the aircraft on an as-needed hourly basis. The air charter expense in 1999 totaled $106,000.

On or prior to the date of the Spin-off, the Company entered into subleases with Landair Corporation pursuant to which the Company is subleasing to Landair Corporation (i) a portion of its terminal facility in Atlanta, Georgia; (ii) a portion of its terminal facility in Chicago, Illinois; (iii) a portion of its terminal facility in Detroit, Michigan; and (iv) a portion of the headquarters of the Company in Greeneville, Tennessee that is leased from the Greeneville-Greene County Airport Authority. The Company subleases the terminal facilities to Landair Corporation for consideration based upon the cost of such facilities to the Company and an agreed-upon percentage of usage. The Company subleases a portion of Landair Corporation's facility in Indianapolis for consideration based upon an agreed-upon percentage of usage. The Company expects to receive aggregate future minimum rental payments under noncancelable subleases of approximately $442,000.

Future minimum rental payments under capital leases and noncancellable operating leases with initial terms of one year or more consisted of the following at December 31, 1999:


                                                    Capital      Operating
                                                    Leases         Leases
                                                  --------------------------
                                                         (In thousands)
Fiscal Year
   2000                                             $   838      $   9,259
   2001                                                 747          7,547
   2002                                                 701          5,433
   2003                                                 710          4,179
   2004                                                 720          2,832
Thereafter                                            2,422          2,256
                                                      -----       --------
Total minimum lease payments                          6,138       $ 31,506
                                                                  ========
Amounts representing interest                         1,706
                                                      -----
Present value of net minimum lease payments
   (including current portion of $513)              $ 4,432
                                                    =======

                             Forward Air Corporation

8.  TRANSACTIONS WITH LANDAIR CORPORATION

The Company and Landair Corporation routinely engage in operating transactions as Landair Corporation hauls a portion of the deferred air freight shipments for the Company which are in excess of the Company's scheduled capacity. The cost of the shipments is shown separately in the accompanying statements of income as purchased transportation provided by Landair Corporation.

In accordance with the terms included in the Transition Services Agreement, subsequent to the Spin-off in 1998 the Company provided accounts payable, payroll, human resources, employee benefit plan administration, owner-operator settlement, central purchasing, accounting and legal, general administrative, and information technology services to Landair Corporation. The Company charged Landair Corporation $2.4 million and $797,000, respectively, during the year ended December 31, 1999 and the period September 24, 1998 through December 31, 1998 for these services. In addition, Landair Corporation provided the Company safety, licensing, permitting and fuel tax, recruiting and retention, and driver training center services subsequent to the Spin-off in 1998. Landair Corporation charged the Company $455,000 and $193,000, respectively, during the year ended December 31, 1999 and the period September 24, 1998 through December 31, 1998 for these services.

In connection with the Spin-off, the Company settled all intercompany balances for cash in 1998. At December 31, 1999 and 1998, accounts payable included $707,000 and $687,000, respectively, of amounts due to Landair Corporation related to services covered under the Transition Services Agreement and various other transactions between both entities.

As discussed in Note 7, the Company subleases a portion of certain facilities to Landair Corporation.

9.  COMMITMENTS AND CONTINGENCIES

The primary claims in the Company's business are workers' compensation, property damage, auto liability and medical benefits. Most of the Company's insurance coverage provides for self-insurance levels with primary and excess coverage which management believes is sufficient to adequately protect the Company from catastrophic claims. In the opinion of management, adequate provision has been made for all incurred claims up to the self-insured limits, including provision for estimated claims incurred but not reported.

The Company estimates its self-insurance loss exposure by evaluating the merits and circumstances surrounding individual known claims, and by performing hindsight analysis to determine an estimate of probable losses on claims incurred but not reported. Such losses could be realized immediately as the events underlying the claims have already occurred as of the balance sheet dates.

                             Forward Air Corporation

9.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

Because of the uncertainty of the ultimate resolution of outstanding claims, as well as uncertainty regarding claims incurred but not reported, it is possible that management's provision for these losses could change materially in the near term. However, no estimate can currently be made of the range of additional loss that is at least reasonably possible.

10.  EMPLOYEE BENEFIT PLAN

The Company has a retirement savings plan (the "401(k) Plan"). The 401(k) Plan is a defined contribution plan whereby employees who have completed one year of service, a minimum of 1,000 hours of service and are age 21 or older are eligible to participate. The 401(k) Plan allows eligible employees to make contributions of 2% to 10% of their annual compensation. Employer contributions are made at 25% during 1999, 1998 and 1997 of the employee's contribution up to a maximum of 6% during 1999 and 4% during 1998 and 1997 of total annual compensation. Employer contributions vest 20% after two years of service and continue vesting 20% per year until fully vested. The Company's matching contribution included in income from continuing operations for 1999, 1998 and 1997 was approximately $146,000, $71,000 and $69,000, respectively. In connection with the Spin-off, the account balances of Truckload employees were transferred to a Landair Corporation plan in a trust-to-trust transfer during 1999.

11.  FINANCIAL INSTRUMENTS

Off Balance Sheet Risk

At December 31, 1999, the Company had letters of credit outstanding totaling $3.6 million, all of which guarantee obligations carried on the balance sheet.

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

                             Forward Air Corporation

11.  FINANCIAL INSTRUMENTS (CONTINUED)

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

                             Forward Air Corporation

12.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 1999 and 1998:


                                                                      1999
                                        -----------------------------------------------------
                                          March 31      June 30    September 30   December 31
                                        -----------------------------------------------------
                                                (In thousands, except per share data)
Operating revenue                         $37,728       $40,781       $42,599       $49,735
Income from operations                      5,475         5,939         6,560         8,470
Income from continuing operations           3,100         3,550         4,006         5,384
Net income                                  3,100         3,550         4,006         5,384

Net income per share:
       Basic                              $   .16       $   .18       $   .19       $   .26
       Diluted                            $   .16       $   .17       $   .18       $   .25


                                                                      1998
                                        -----------------------------------------------------
                                          March 31      June 30    September 30   December 31
                                        -----------------------------------------------------
                                                (In thousands, except per share data)
Operating revenue                         $28,850       $30,739       $33,354       $37,495
Income from operations                      2,785         3,709         4,212         5,305
Income from continuing operations           1,565         2,167         2,468         2,989
Income from discontinued operations           676           289            --            --
Net income                                  2,241         2,456         2,468         2,989

Income per share:
       Basic:
          Income from continuing
             operations                   $   .09       $   .11       $   .13       $   .16
          Income from discontinued
             operations                   $   .04       $   .02       $    --       $    --
          Net income                      $   .13       $   .13       $   .13       $   .16
       Diluted:
          Income from continuing
             operations                   $   .08       $   .11       $   .13       $   .16
          Income from discontinued
             operations                   $   .04       $   .01       $    --       $    --
          Net income                      $   .12       $   .12       $   .13       $   .16

                             Forward Air Corporation

                Schedule II -- Valuation and Qualifying Accounts



                      Col. A                    Col. B              Col. C             Col. D        Col. E
--------------------------------------------------------------------------------------------------------------
                                                                   Additions
                                                            ----------------------
                                                             (1)           (2)
                                                            Charged      Charged
                                              Balance at    to Costs     to Other                   Balance at
                                               Beginning      and        Accounts-   Deductions-      End of
                   Description                 of Period    Expenses     Describe      Describe       Period
--------------------------------------------------------------------------------------------------------------
                                                                      (In thousands)
Year ended December 31, 1999:
     Allowance for doubtful accounts            $  577       $  295       $   --       $  277(2)       $595
     Allowance for revenue adjustments(1)          375        1,245           --        1,297(3)        323
                                             ----------------------------------------------------------------
                                                   952        1,540           --        1,574           918
Year ended December 31, 1998:
     Allowance for doubtful accounts            $  440       $  438       $   --       $  301(2)       $577
     Allowance for revenue adjustments(1)          313        1,641           --        1,579(3)        375
                                             ----------------------------------------------------------------
                                                   753        2,079           --        1,880           952
Year ended December 31, 1997:
     Allowance for doubtful accounts            $  187       $  515       $   --       $  262(2)       $440
     Allowance for revenue adjustments(1)          150        1,488           --        1,325(3)        313
                                             ----------------------------------------------------------------
                                                   337        2,003           --        1,587           753

(1) Represents an allowance for adjustments to accounts receivable due to disputed rates, accessorial charges and other aspects of previously billed shipments.
(2) Uncollectible accounts written off, net of recoveries.
(3) Adjustments to billed accounts receivable.

                                         EXHIBIT INDEX

                                                                     Exhibit No. in
     Exhibit No. Under                                              Document Where
       Item 601 of                                                  Incorporated by
      Regulation S-K                                                   Reference
      --------------                                                   ---------
          2.1(g)  -   Distribution Agreement between the                  2.1
                      Registrant and Landair Corporation

          3.1(j)  -   Restated Charter of the registrant                  3

          3.2(g)  -   Bylaws of the registrant, as amended                3.1

          4.1(b)  -   Form of Landair Services, Inc. Common               4.1
                      Stock Certificate

          4.2(g)  -   Form of Forward Air Corporation                     4.1
                      Common Stock Certificate

          4.3(j)  -   Rights Agreement, dated May 18, 1999,               4
                      between the registrant and SunTrust Bank,
                      Atlanta, N.A., including the Form of Rights
                      Certificate (Exhibit A) and the Form of
                      Summary of Rights (Exhibit B)

         10.1(f)  -   Registrant's Restated Employee Stock                10
                      Purchase Plan

         10.2(e)  -   Registrant's Amended and Restated                   10.1
                      Stock Option and Incentive Plan

         10.3(b)  -   Lease Agreement, dated July 27, 1981,               10.18
                      between the Greeneville-Greene County
                      Airport Authority and General Aviation
                      of Tennessee, Inc., as assumed by the
                      registrant by agreement, dated May 10,
                      1988

         10.4(b)  -   Assignment, Assumption and Release                  10.19
                      Agreement, dated May 10, 1988,
                      between Greeneville-Greene County
                      Airport, General Aviation, Inc., and
                      the registrant

         10.5(g)  -   Air Carrier Certificate, effective                  10.4
                      September 9, 1993, reissued September
                      21, 1998

         10.6(c)  -   Lease between the Director of                       10.24
                      Development of the State of Ohio and
                      the registrant dated as of October 1, 1993

         10.7(e)  -   Registrant's Non-Employee Director                  10.2
                      Stock Option Plan

         10.8(g)  -   Transition Services Agreement between the           10.1
                      registrant and Landair Corporation

         10.9(g)  -   Employee Benefit Matters Agreement                  10.2
                      between the registrant and Landair Corporation

        10.10(g)  -   Tax Sharing Agreement between the registrant        10.3
                      and Landair Corporation

        10.11(g)  -   Amended and Restated Loan and Security              10.5
                      Agreement, dated as of September 10, 1998,
                      between First Tennessee Bank National
                      Association and the registrant

        10.12(g)  -   $20.0 million Amended and Restated Master           10.6
                      Secured Promissory Note (Line of Credit),
                      dated as of September 10, 1998, to First
                      Tennessee Bank National Association

        10.13(g)  -   $15.0 million Amended and Restated                  10.7
                      Secured Promissory Note (Equipment
                      Loan), dated as of September 10, 1998,
                      to First Tennessee Bank National Association

        10.14(g)  -   Security Agreement, dated August 11, 1998,          10.8
                      between SunTrust Bank, Nashville, N.A.
                      and FAF, Inc.

        10.15(g)  -   $8,022,000 Promissory Note, dated                   10.9
                      August 11, 1998, to SunTrust Bank,
                      Nashville, N.A.

        10.16(h)  -   Employment Agreement between the registrant         10.16
                      and Bruce A. Campbell

        10.17(i)  -   1999 Stock Option and Incentive Plan                10.1

        10.18(i)  -   Loan and Security Agreement ($10.0 million          10.2
                      Line of Credit), dated as of January 13, 1999
                      among SunTrust Bank, Nashville, N.A. and
                      the registrant, FAF, Inc. and Forward Air,
                      Inc.  (Certain exhibits to this document are
                      omitted from this filing but the registrant
                      will furnish supplemental copies of the
                      omitted materials to the Commission
                      upon request.)

        10.19(a)  -   Cash Incentive Plan                                 --

        21.1(a)   -   Subsidiaries of the registrant                      --

        23.1(a)   -   Consent of Ernst & Young LLP                        --

        27.1(a)   -   Financial Data Schedule - Period Ended              --
                      December 31, 1999 (Electronic Filing Only)

        27.2(a)   -   Financial Data Schedule (Restated) - Period         --
                      Ended December 31, 1998 (Electronic Filing
                      Only)

        27.3(a)   -   Financial Data Schedule (Restated) - Period         --
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

            (h) Filed as an exhibit to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Commission on March 11, 1999.

            (i) Filed as an exhibit to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, filed with the Commission on May 17, 1999.

            (j) Filed as an exhibit to the registrant's Current Report on Form 8-K filed with the Commission on May 28, 1999.