Form 10-Q
period 2000-03-31
FORWARD AIR CORP
filed 2000-05-05
CIK 912728

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 2000
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

                       YES   [X]            NO   [ ]

The number of shares outstanding of the registrant's common stock, $.01 par value, as of April 28, 2000 was 20,929,415.

                                TABLE OF CONTENTS

                             FORWARD AIR CORPORATION

                                                                              Page
                                                                             Number

PART I.        FINANCIAL INFORMATION

ITEM 1.        Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets -
                   March 31, 2000 and December 31, 1999                         3

               Condensed Consolidated Statements of Income -
                   Three months ended March 31, 2000 and 1999                   4

               Condensed Consolidated Statements of Cash Flows -
                   Three months ended March 31, 2000 and 1999                   5

               Notes to Condensed Consolidated Financial Statements -
                   March 31, 2000                                               6

ITEM 2.        Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                9

ITEM 3.        Quantitative and Qualitative Disclosure of Market Risk          12

PART II.       OTHER INFORMATION

ITEM 1.        Legal Proceedings                                               13

ITEM 2.        Changes in Securities and Use of Proceeds                       13

ITEM 3.        Defaults Upon Senior Securities                                 13

ITEM 4.        Submission of Matters to a Vote of Security Holders             13

ITEM 5.        Other Information                                               13

ITEM 6.        Exhibits and Reports on Form 8-K                                13

SIGNATURES                                                                     14

EXHIBIT INDEX                                                                  15

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

                             Forward Air Corporation

                      Condensed Consolidated Balance Sheets

                                                                March 31, 2000    December 31, 1999
                                                                -----------------------------------
                                                                   (Unaudited)        (Note 1)
                                                               (In thousands, except share data)
ASSETS

Current assets:
    Cash and cash equivalents                                        $ 10,117         $  5,989
    Accounts receivable, less allowance of $1,018 in 2000 and
       $918 in 1999                                                    28,120           27,342
    Other current assets                                                3,145            3,083
                                                                     -------------------------
Total current assets                                                   41,382           36,414

Property and equipment                                                 48,564           47,197
Less accumulated depreciation and amortization                        (15,399)         (14,307)
                                                                     -------------------------
                                                                       33,165           32,890

Other assets                                                           10,083           10,313
                                                                     -------------------------
Total assets                                                         $ 84,630         $ 79,617
                                                                     =========================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                 $  7,617         $  7,436
    Accrued expenses                                                    8,486            8,145
    Current portion of long-term debt                                     358              758
    Current portion of capital lease obligations                          523              513
                                                                     -------------------------
Total current liabilities                                              16,984           16,852

Long-term debt, less current portion                                       64              835
Capital lease obligations, less current portion                         3,788            3,919
Deferred income taxes                                                   3,623            3,059

Shareholders' equity:
    Preferred stock                                                        --               --
    Common stock, $.01 par value:
       Authorized shares - 50,000,000
       Issued and outstanding shares - 20,888,813 in 2000
          and 20,732,963 in 1999                                          209              207
    Additional paid-in capital                                         36,156           35,528
    Retained earnings                                                  23,806           19,217
                                                                     -------------------------
Total shareholders' equity                                             60,171           54,952
                                                                     -------------------------
Total liabilities and shareholders' equity                           $ 84,630         $ 79,617
                                                                     =========================


See notes to condensed consolidated financial statements.

                             Forward Air Corporation

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                     Three months ended
                                             -----------------------------------
                                              March 31, 2000    March 31, 1999
                                             -----------------------------------
                                            (In thousands, except per share data)
Operating revenue                                 $ 49,407         $ 37,728

Operating expenses:
     Purchased transportation:
         Provided by Landair Corporation               719              709
         Provided by others                         20,477           15,520
     Salaries, wages and employee benefits          11,434            8,722
     Operating leases                                2,569            2,126
     Depreciation and amortization                   1,373            1,199
     Insurance and claims                              806              340
     Other operating expenses                        4,658            3,637
                                                  -------------------------
                                                    42,036           32,253
                                                  -------------------------
Income from operations                               7,371            5,475

Other income (expense):
     Interest expense                                  (83)            (446)
     Other, net                                        141               32
                                                  -------------------------
                                                        58             (414)
                                                  -------------------------
Income before income taxes                           7,429            5,061
Income taxes                                         2,840            1,961
                                                  -------------------------
Net income                                           4,589            3,100
                                                  =========================

Income per share:
     Basic                                        $   0.22         $   0.16
                                                  =========================
     Diluted                                      $   0.21         $   0.16
                                                  =========================

See notes to condensed consolidated financial statements.

                            Forward Air Corporation

                Condensed Consolidated Statements of Cash Flows
                                  (Unaudited)

                                                           Three months ended
                                                    -------------------------------
                                                    March 31, 2000   March 31, 1999
                                                    -------------------------------
                                                             (In thousands)
Cash provided by operations                             $ 6,199         $ 5,561

Investing activities:
Proceeds from disposal of property and equipment             27             265
Purchases of property and equipment                      (1,461)         (2,161)
Other                                                        25             (20)
                                                        -----------------------
                                                         (1,409)         (1,916)

Financing activities:
Payments of long-term debt                               (1,171)         (3,939)
Payments of capital lease obligations                      (121)           (539)
Proceeds from exercise of stock options                     630             495
                                                        -----------------------
Net cash provided by financing activities                  (662)         (3,983)
                                                        -----------------------
Increase (decrease) in cash and cash equivalents        $ 4,128         $  (338)
                                                        =======================

See notes to condensed consolidated financial statements.

                            Forward Air Corporation

              Notes to Condensed Consolidated Financial Statements
                                  (Unaudited)
                                 March 31, 2000

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Forward Air Corporation annual report on Form 10-K for the year ended December 31, 1999.

The balance sheet at December 31, 1999 has been derived from the audited financial statements at that date, but does not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements.

2.  COMPREHENSIVE INCOME

The Company had no items of other comprehensive income in 2000 or 1999 and, accordingly, comprehensive income is equivalent to net income.

3.  NET INCOME PER SHARE

On January 10, 2000, the Board of Directors approved a three-for-two split of the common stock which was distributed on January 28, 2000 to shareholders of record as of January 21, 2000. On February 24, 1999, the Board of Directors approved a two-for-one split of the common stock of the Company which was distributed on March 19, 1999 to shareholders of record as of March 12, 1999. Common stock issued and additional paid-in capital have been restated to reflect these splits for all periods presented. All common share and per share data included in the condensed consolidated financial statements and notes thereto have been restated to give effect to the stock splits.

                             Forward Air Corporation

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                       Three months ended
                                                                ---------------------------------
                                                                March 31, 2000     March 31, 1999
                                                                --------------     --------------
Numerator:
     Numerator for basic and diluted income per share - net
        income                                                       $ 4,589          $ 3,100

Denominator:
     Denominator for basic income per share -
         weighted-average shares                                      20,782           18,944
     Effect of dilutive stock options                                  1,293              740
                                                                     -------          -------
     Denominator for diluted income per share -
         adjusted weighted-average shares                             22,076           19,684
                                                                     =======          =======

Basic income per share                                               $  0.22          $  0.16
                                                                     =======          =======
Diluted income per share                                             $  0.21          $  0.16
                                                                     =======          =======

4.  INCOME TAXES

For the three months ended March 31, 2000 and 1999, the effective income tax rate varied from the statutory federal income tax rate of 35% primarily as a result of the effect of state income taxes, net of the federal benefit, and permanent differences.

5.  CONTINGENCIES

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

Because of the uncertainty of the ultimate resolution of outstanding claims, as well as uncertainty regarding claims incurred but not reported, it is possible that management's provision for these

                             Forward Air Corporation
losses could change materially in the near term. However, no estimate can currently be made of the range of additional loss that is at least reasonably possible.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The Company provides scheduled ground transportation of cargo on a time-definite basis. As a result of the Company's established transportation schedule and network of terminals, its operating cost structure includes significant fixed costs. The Company's ability to improve its operating margins will depend on its ability to increase the volume of freight moving through its network.

Results of Operations

The following table shows the percentage relationship of expense items to operating revenue for the periods indicated.

                                                       Three months ended
                                              -------------------------------------
                                              March 31, 2000         March 31, 1999
                                              -------------------------------------
Operating revenue                                 100.0%                  100.0%
Operating expenses:
     Purchased transportation                      42.9                    43.0
     Salaries, wages and employee
        benefits                                   23.1                    23.1
     Operating leases                               5.2                     5.6
     Depreciation and amortization                  2.8                     3.2
     Insurance and claims                           1.6                     0.9
     Other operating expenses                       9.5                     9.7
                                              -------------------------------------
                                                   85.1                    85.5
Income from operations                             14.9                    14.5
Other income (expense):
     Interest expense                              (0.2)                   (1.2)
     Other, net                                     0.3                     0.1
                                              -------------------------------------
                                                    0.1                    (1.1)
                                              -------------------------------------
Income before income taxes                         15.0                    13.4
Income taxes                                        5.7                     5.2
                                              -------------------------------------
Net income                                          9.3%                    8.2%
                                              =====================================

Three Months Ended March 31, 2000 compared to Three Months Ended March 31, 1999

Operating revenue increased by $11.7 million, or 31.0%, to $49.4 million in the first quarter of 2000 from $37.7 million in the same period of 1999. This increase resulted primarily from increased volume from domestic and international air cargo customers, an increase in the number of operating terminals and direct shuttles and enhanced logistics services.

Purchased transportation represented 42.9% of operating revenue in the first quarter of 2000 compared to 43.0% in the same period of 1999.

Salaries, wages and employee benefits were 23.1% of operating revenue in the first quarter of 2000 and 1999.

Operating leases, the largest component of which is terminal rent, were 5.2% of operating revenue in the first quarter of 2000 compared to 5.6% in the same period of 1999. The decrease in operating leases as a percentage of operating revenue between periods was attributable to increased operating revenue.

Depreciation and amortization expense as a percentage of operating revenue was 2.8% in the first quarter of 2000, compared to 3.2% in the same period of 1999. The decrease in depreciation and amortization expense as a percentage of revenue was attributable to increased utilization of operating equipment during 2000 as compared to the same period in 1999.

Insurance and claims as a percentage of revenue were 1.6% of operating revenue in the first quarter of 2000, compared with 0.9% in the same period of 1999. The increase was due primarily to an increase in the frequency and severity of accidents during the first quarter of 2000.

Other operating expenses were 9.5% of operating revenue in the first quarter of 2000 compared to 9.7% in the same period of 1999. The decrease in other operating expenses as a percentage of operating revenue was primarily attributable to a lower operating cost structure on a percentage of revenue basis due to increased operating revenue.

Income from operations increased by $1.9 million, or 34.6%, to $7.4 million for the first quarter of 2000 compared to $5.5 million for the same period in 1999. The increase in income from operations is due primarily to a lower operating cost structure on a percentage of revenue basis resulting from an increase in operating revenue, which allowed the Company to spread the fixed costs of the network over a larger revenue base.

Interest expense was $83,000, or 0.2% of operating revenue, in the first quarter of 2000, compared to $446,000, or 1.2%, for the same period in 1999. The decrease in interest expense was due to lower average net borrowings during the first quarter of 2000.

Other income, net was $141,000, or 0.3% of operating revenue, in the first quarter of 2000, compared to $32,000, or 0.1%, for the same period in 1999. The increase in other income was due to higher interest income as a result of higher average cash and cash equivalent balances during the first quarter of 2000.

The combined federal and state effective tax rate for the first quarter of 2000 was 38.2% compared to a rate of 38.7% for the same period in 1999.

As a result of the foregoing factors, net income increased by $1.5 million, or 48.4%, to $4.6 million for the first quarter of 2000, compared to $3.1 million for the same period in 1999.

Liquidity and Capital Resources

The Company has historically financed its working capital needs, including capital purchases, with cash flows from operations and borrowings under the Company's bank lines of credit. Net cash provided by operating activities totaled approximately $6.2 million for the three months ended March 31, 2000, compared with $5.6 million in the same period of 1999.

Net cash used in investing activities was approximately $1.4 million in the three months ended March 31, 2000 compared with $1.9 million in the same period of 1999. Investing activities consisted primarily of the purchase of operating equipment and management information systems during these periods.

Net cash used in financing activities totalled approximately $662,000 in the three months ended March 31, 2000 compared with $4.0 million in the same period of 1999. Financing activities included the repayment of long-term debt and capital leases and proceeds received from the exercise of stock options.

The Company's credit facilities include a working capital line of credit and an equipment financing facility. As long as the Company complies with the financial covenants and ratios established in the credit facility agreements, these credit facilities permit borrowings of up to $20.0 million under the working capital line of credit, and up to $25.0 million under the equipment financing facilities. Interest rates for advances under the facilities vary based on how the Company's performance measures against covenants related to total indebtedness, cash flows, results of operations and other ratios. The facilities bear interest at LIBOR plus .80% to 1.90%, expire in December 2000 and April 2001 and are secured by accounts receivable and most equipment. The amount the Company can borrow under the line of credit is reduced by the amount of any outstanding letters of credit. At March 31, 2000 and December 31, 1999, the Company had no borrowings outstanding under the line of credit facility or the equipment financing facility.

Management believes that its available cash, expected cash generated from future operations and borrowings under available lines of credit, will be sufficient to satisfy the Company's anticipated cash needs for at least the next twelve months.

Year 2000 Issues

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $20,000 during the first quarter of 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the Year 2000 and will address any latent Year 2000 matters that may arise.

Forward-Looking Statements

The Company, or its executive officers and directors on behalf of the Company, may from time to time make written or oral "forward-looking statements." Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases and in reports to shareholders. Oral forward-looking statements may be made by the Company's executive officers and directors on behalf of the Company to the press, potential investors, securities analysts and others. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements. The Company relies on this safe harbor in making such disclosures. In connection with this safe harbor provision, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Without limitation, factors that might cause such a difference include economic factors such as recessions, inflation, higher interest rates and downturns in customer business cycles, the Company's inability to maintain its historical growth rate due to a decreased volume of freight moving through the Company's network, competition, surplus inventories, loss of a major customer, the inability of the Company's information systems to handle an increased volume of freight moving through its network, and the lack of availability and compensation of qualified independent owner-operators needed to serve the Company's transportation needs. The Company disclaims any intent or obligation to update these forward-looking statements.

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

(b) Reports on Form 8-K - The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Forward Air Corporation

Date: May 5, 2000                       By: /s/ Edward W. Cook
                                            -------------------------------
                                            Edward W. Cook
                                            Chief Financial Officer
                                            and Senior Vice President

                                  EXHIBIT INDEX

    Exhibit No.
    -----------
       10.1 First Amendment to the Transition Services Agreement, dated as of February 4, 2000, between the registrant and Landair Corporation

       27.1               Financial Data Schedule - Period Ended
                          March 31, 2000 (Electronic Filing Only)