Form 10-Q
period 2000-06-30
FORWARD AIR CORP
filed 2000-08-09
CIK 912728

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 2000
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

                           YES  [X]       NO  [ ]

The number of shares outstanding of the registrant's common stock, $.01 par value, as of July 31, 2000 was 21,176,004.

                                TABLE OF CONTENTS

                             FORWARD AIR CORPORATION


                                                                             Page
                                                                            Number
PART I.      FINANCIAL INFORMATION

ITEM 1.      Financial Statements (Unaudited)

             Condensed Consolidated Balance Sheets -
                 June 30, 2000 and December 31, 1999                          3

             Condensed Consolidated Statements of Income -
                Three and six months ended June 30, 2000 and 1999             4

             Condensed Consolidated Statements of Cash Flows -
                 Six months ended June 30, 2000 and 1999                      5

             Notes to Condensed Consolidated Financial Statements -
                 June 30, 2000                                                6

ITEM 2.      Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                9

ITEM 3.      Quantitative and Qualitative Disclosure of Market Risk          14

PART II.     OTHER INFORMATION

ITEM 1.      Legal Proceedings                                               15

ITEM 2.      Changes in Securities and Use of Proceeds                       15

ITEM 3.      Defaults Upon Senior Securities                                 15

ITEM 4.      Submission of Matters to a Vote of Security Holders             15

ITEM 5.      Other Information                                               15

ITEM 6.      Exhibits and Reports on Form 8-K                                16

SIGNATURES                                                                   17

EXHIBIT INDEX                                                                18


PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                             Forward Air Corporation
                      Condensed Consolidated Balance Sheets


                                                          June 30, 2000  December 31, 1999
                                                        ----------------------------------
                                                           (Unaudited)      (Note 1)
                                                        (In thousands, except share data)
ASSETS

Current assets:
    Cash and cash equivalents                               $ 10,315       $  5,989
    Accounts receivable, less allowance of $1,025 in
       2000 and $918 in 1999                                  30,448         27,342
    Other current assets                                       4,826          3,083
                                                            ------------------------
Total current assets                                          45,589         36,414

Property and equipment                                        54,071         47,197
Less accumulated depreciation and amortization               (16,605)       (14,307)
                                                            ------------------------
                                                              37,466         32,890

Other assets                                                  10,019         10,313
                                                            ------------------------
Total assets                                                $ 93,074       $ 79,617
                                                            ========================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                        $  6,242       $  7,436
    Accrued expenses                                           8,946          8,145
    Current portion of long-term debt                            260            758
    Current portion of capital lease obligations                 528            513
                                                            ------------------------
Total current liabilities                                     15,976         16,852

Long-term debt, less current portion                              19            835
Capital lease obligations, less current portion                3,663          3,919
Deferred income taxes                                          4,402          3,059

Shareholders' equity:
    Preferred stock                                               --             --
    Common stock, $.01 par value:
       Authorized shares - 50,000,000
       Issued and outstanding shares - 21,129,478 in 2000
          and 20,732,963 in 1999                                 211            207
    Additional paid-in capital                                38,879         35,528
    Retained earnings                                         29,924         19,217
                                                            ------------------------
Total shareholders' equity                                    69,014         54,952
                                                            ------------------------
Total liabilities and shareholders' equity                  $ 93,074       $ 79,617
                                                            ========================




See notes to condensed consolidated financial statements.

                             Forward Air Corporation

                   Condensed Consolidated Statements of Income
                                   (Unaudited)



                                                     Three months ended                Six months ended
                                                 ----------------------------     --------------------------
                                                  June 30,         June 30,         June 30,       June 30,
                                                    2000             1999             2000           1999
                                                 ----------------------------     --------------------------
                                                            (In thousands, except per share data)

Operating revenue                                $  54,058         $ 40,781        $ 103,465      $ 78,509

Operating expenses:
     Purchased transportation:
         Provided by Landair Corporation               638              751            1,357         1,460
         Provided by others                         22,221           17,025           42,698        32,545
     Salaries, wages and employee benefits          12,025            9,152           23,459        17,874
     Operating leases                                2,543            2,097            5,112         4,223
     Depreciation and amortization                   1,408            1,255            2,781         2,454
     Insurance and claims                              837              530            1,643           870
     Other operating expenses                        4,620            4,032            9,278         7,669
                                                 ---------------------------       ------------------------
                                                    44,292           34,842           86,328        67,095
                                                 ---------------------------       ------------------------
Income from operations                               9,766            5,939           17,137        11,414

Other income (expense):
     Interest expense                                  (24)            (179)            (107)         (625)
     Other, net                                        166               46              307            78
                                                 ---------------------------       ------------------------
                                                       142             (133)             200          (547)
                                                 ---------------------------       ------------------------
Income before income taxes                           9,908            5,806           17,337        10,867
Income taxes                                         3,790            2,256            6,630         4,217
                                                 ---------------------------       ------------------------
Net income                                       $   6,118         $  3,550        $  10,707      $  6,650
                                                 ===========================       ========================

Income per share:
     Basic                                       $     .29         $    .18        $     .51      $    .34
                                                 ===========================      =========================
     Diluted                                     $     .28         $    .17        $     .48      $    .33
                                                 ===========================       ========================



See notes to condensed consolidated financial statements.

                             Forward Air Corporation

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                             Six months ended
                                                      ------------------------------
                                                      June 30, 2000    June 30, 1999
                                                      -------------    -------------
                                                               (In thousands)

Cash provided by operations                             $ 11,153         $  9,801

Investing activities:
Proceeds from disposal of property and equipment              40               53
Purchases of property and equipment                       (6,967)          (3,274)
Other                                                       (117)             (99)
                                                        --------------------------
                                                          (7,044)          (3,320)

Financing activities:
Payments of long-term debt                                (1,314)         (19,617)
Payments of capital lease obligations                       (241)            (708)
Proceeds from exercise of stock options                    1,676              783
Common stock issued under employee stock purchase plan        96               57
Net proceeds from public offering                             --           18,033
                                                        --------------------------
                                                             217           (1,452)
                                                        --------------------------
Increase in cash and cash equivalents                   $  4,326         $  5,029
                                                        ==========================






See notes to condensed consolidated financial statements.

                             Forward Air Corporation

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 2000

1. BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and six-month periods ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Forward Air Corporation annual report on Form 10-K for the year ended December 31, 1999.

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

                             Forward Air Corporation

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                    Three months ended               Six months ended
                                             ------------------------------   ------------------------------
                                             June 30, 2000    June 30, 1999   June 30, 2000    June 30, 1999
                                             -------------    -------------   -------------    -------------
Numerator:
     Numerator for basic and diluted
        income per share - net income          $   6,118        $    3,550      $  10,707        $    6,650

Denominator:
     Denominator for basic income per
        share - weighted-average shares           21,047            20,010         20,916            19,477
     Effect of dilutive stock options              1,163             1,225          1,230               983
                                              ----------------------------      ---------------------------
     Denominator for diluted income per
        share - adjusted weighted-average
        shares                                    22,210            21,235         22,146            20,460
                                              ============================      ===========================

Basic income per share                        $      .29        $      .18      $     .51        $      .34
                                              ============================      ===========================
Diluted income per share                      $      .28        $      .17      $     .48        $      .33
                                              ============================      ===========================


4. INCOME TAXES

For the three and six months ended June 30, 2000 and 1999, the effective income tax rate varied from the statutory federal income tax rate of 35% primarily as a result of the effect of state income taxes, net of the federal benefit, and permanent differences.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

The Forward Air operations provide scheduled ground transportation of cargo on a time-definite basis. As a result of Forward Air's established transportation schedule and network of terminals, its operating cost structure includes significant fixed costs. Forward Air's ability to improve its operating margins will depend on its ability to increase the volume of freight moving through its network.

Results of Operations

The following table shows the percentage relationship of expense items to operating revenue for the periods indicated.


                                                    Three months ended             Six months ended
                                                -------------------------       ----------------------
                                                 June 30,       June 30,        June 30,      June 30,
                                                   2000           1999            2000          1999
                                                -------------------------       ----------------------

Operating revenue                                100.0%          100.0%          100.0%        100.0%
Operating expenses:
     Purchased transportation                     42.3            43.6            42.6          43.3
     Salaries, wages and employee
        benefits                                  22.2            22.4            22.7          22.8
     Operating leases                              4.7             5.1             4.9           5.4
     Depreciation and amortization                 2.6             3.1             2.7           3.1
     Insurance and claims                          1.5             1.3             1.6           1.1
     Other operating expenses                      8.6             9.9             8.9           9.8
                                                -----------------------         ---------------------
                                                  81.9            85.4            83.4          85.5
Income from operations                            18.1            14.6            16.6          14.5
Other income (expense):
     Interest expense                              0.0            (0.4)           (0.1)         (0.8)
     Other, net                                    0.2             0.1             0.3           0.1
                                                -----------------------         ---------------------
                                                   0.2            (0.3)            0.2          (0.7)
                                                -----------------------         ---------------------
Income before income taxes                        18.3            14.3            16.8          13.8
Income taxes                                       7.0             5.6             6.5           5.3
                                                -----------------------         ---------------------
Net income                                        11.3%            8.7%           10.3%          8.5%
                                                =======================         =====================


Three Months Ended June 30, 2000 compared to Three Months Ended June 30, 1999

Operating revenue increased by $13.3 million, or 32.6%, to $54.1 million in the second quarter of 2000 from $40.8 million in the same period of 1999. This increase resulted primarily from an increased volume from domestic and international air cargo customers, an increase in the number of operating terminals and direct shuttles and enhanced logistics services.

Purchased transportation represented 42.3% of operating revenue in the second quarter of 2000 compared to 43.6% in the same period of 1999. The decrease in purchased transportation as a percentage of operating revenue was attributed to operating efficiencies resulting from an increased volume of freight transported through the Forward Air network.

Salaries, wages and employee benefits were 22.2% of operating revenue in the second quarter of 2000 compared to 22.4% for the same period of 1999. The decrease in salaries, wages and employee benefits as a percentage of operating revenue was attributed to operating efficiencies resulting from an increased volume of freight transported through the Forward Air network.

Operating leases, the largest component of which is terminal rent, were 4.7% of operating revenue in the second quarter of 2000 compared to 5.1% in the same period of 1999. The decrease in operating leases as a percentage of operating revenue between periods was attributable to increased leverage resulting from increased operating revenue.

Depreciation and amortization expense as a percentage of operating revenue was 2.6% in the second quarter of 2000, compared to 3.1% in the same period of 1999. The decrease in depreciation and amortization expense as a percentage of revenue was attributable to increased utilization of operating equipment during 2000 as a result of increased operating revenue.

Insurance and claims as a percentage of revenue were 1.5% of operating revenue in the second quarter of 2000, compared to 1.3% in the same period of 1999. The increase in insurance and claims as a percentage of revenue resulted primarily from an increase in the frequency and severity of accidents and higher premium costs during the second quarter of 2000.

Other operating expenses were 8.6% of operating revenue in the second quarter of 2000 compared to 9.9% in the same period of 1999. The decrease in other operating expenses as a percentage of operating revenue was primarily attributable to a lower operating cost structure on a percentage of revenue basis resulted from increased operating revenue.

Income from operations increased by $3.9 million, or 66.1%, to $9.8 million for the second quarter of 2000 compared to $5.9 million for the same period in 1999. The increase in income from operations was primarily a result of a lower operating cost structure on a percentage of revenue basis resulting from an increase in operating revenue, which allowed the Company to spread the fixed costs of the network over a larger revenue base. The increase in income from operations during the second quarter of 2000 was partially offset by operating losses of approximately $421,000 relating to the Company's new information technology subsidiary, LogTech Corporation.

Interest expense was $24,000, or 0.0% of operating revenue, in the second quarter of 2000, compared to $179,000, or 0.4%, for the same period in 1999. The decrease in interest expense was a result of lower average net borrowings during the second quarter of 2000.

Other income, net was $166,000, or 0.2% of operating revenue, in the second quarter of 2000, compared to $46,000, or 0.1%, for the same period in 1999. The increase in other income resulted from higher interest income attributed to higher average cash and cash equivalent balances during the second quarter of 2000.

The combined federal and state effective tax rate for the second quarter of 2000 was 38.3% compared to a rate of 38.9% for the same period in 1999.

As a result of the foregoing factors, net income increased by $2.6 million, or 74.3%, to $6.1 million for the second quarter of 2000, compared to $3.5 million for the same period in 1999.

Six Months Ended June 30, 2000 compared to Six Months Ended June 30, 1999

Operating revenue increased by $25.0 million, or 31.8%, to $103.5 million in the first six months of 2000 from $78.5 million in the same period of 1999. This increase resulted primarily from an increased volume from domestic and international air cargo customers, an increase in the number of operating terminals and direct shuttles and enhanced logistics services.

Purchased transportation represented 42.6% of operating revenue in the first six months of 2000 compared to 43.3% in the same period of 1999. The decrease in purchased transportation as a percentage of operating revenue was attributed to operating efficiencies resulting from an increased volume of freight transported through the Forward Air network.

Salaries, wages and employee benefits were 22.7% of operating revenue in the first six months of 2000 compared to 22.8% in the same period of 1999. The decrease in salaries, wages and employee benefits as a percentage of operating revenue was attributed to operating efficiencies resulting from an increased volume of freight transported through the Forward Air network.

Operating leases, the largest component of which is terminal rent, were 4.9% of operating revenue in the first six months of 2000 compared to 5.4% in the same period of 1999. The decrease in operating leases as a percentage of operating revenue between periods was attributable to increased leverage resulting from increased operating revenue.

Depreciation and amortization expense as a percentage of operating revenue was 2.7% in the first six months of 2000, compared to 3.1% in the same period of 1999. The decrease in depreciation and amortization expense as a percentage of revenue was attributable to increased utilization of operating equipment during 2000 as a result of increased operating revenue.

Insurance and claims as a percentage of revenue were 1.6% of operating revenue in the first six months of 2000, compared with 1.1% in the same period of 1999. The increase in insurance and claims as a percentage of revenue resulted primarily from an increase in the frequency and severity of accidents and higher premium costs during the first six months of 2000.

Other operating expenses were 8.9% of operating revenue in the first six months of 2000 compared to 9.8% in the same period of 1999. The decrease in other operating expenses as a percentage of operating revenue was primarily attributable to a lower operating cost structure on a percentage of revenue basis resulted from increased operating revenue.

Income from operations increased by $5.7 million, or 50.0%, to $17.1 million for the first six months of 2000 compared to $11.4 million for the same period in 1999. The increase in income from operations was primarily a result of lower operating cost structure on a percentage of revenue basis resulting from an increase in operating revenue, which allowed the Company to spread the fixed costs of the network over a larger revenue base. The increase in income from operations during the first six months of 2000 was partially offset by operating losses of approximately $564,000 relating to the Company's new information technology subsidiary, LogTech Corporation.

Interest expense was $107,000, or 0.1% of operating revenue, in the first six months of 2000, compared to $625,000, or 0.8%, for the same period in 1999. The decrease in interest expense was due to lower average net borrowings during the first six months of 2000.

Other income, net was $307,000, or 0.3% of operating revenue, in the first six months of 2000, compared to $78,000, or 0.1%, for the same period in 1999. The increase in other income resulted from higher interest income attributed to higher average cash and cash equivalent balances during the first six months of 2000.

The combined federal and state effective tax rate for the first six months of 2000 was 38.2% compared to a rate of 38.9% for the same period in 1999.

As a result of the foregoing factors, net income increased by $4.1 million, or 62.1%, to $10.7 million for the first six months of 2000, compared to $6.6 million for the same period in 1999.

Liquidity and Capital Resources

The Company has historically financed its working capital needs, including capital purchases, with cash flows from operations and borrowings under the Company's bank lines of credit. Net cash provided by operating activities totaled approximately $11.2 million for the six months ended June 30, 2000, compared with $9.8 million in the same period of 1999.

Net cash used in investing activities was approximately $7.0 million in the six months ended June 30, 2000 compared with $3.3 million in the same period of 1999. Investing activities consisted primarily of the purchase of operating equipment and management information systems and the capitalization of computer software costs relating to the LogTech system during these periods.

Net cash provided by financing activities totalled approximately $217,000 in the six months ended June 30, 2000 compared with net cash used in financing activities of $1.5 million in the same period of 1999. Financing activities for the first six months of 2000 and 1999 included the repayment of long-term debt and capital leases, proceeds received from the exercise of stock options and proceeds received from the issuance of common stock under the Company's employee stock purchase plan. In addition, the first six months of 1999 included the proceeds from common stock issued under a public offering.

The Company's credit facilities include a working capital line of credit and an equipment financing facility. As long as the Company complies with the financial covenants and ratios established in the credit facility agreements, these credit facilities permit borrowings of up to $20.0 million under the working capital line of credit and up to $25.0 million under the equipment financing facilities. Interest rates for advances under the facilities vary based on how the Company's performance measures against covenants related to total indebtedness, cash flows, results of operations and other ratios. The facilities bear interest at LIBOR plus .80% to 1.90%, expire in December 2000 and April 2001, and are secured by accounts receivable and the majority of the Company's equipment. The amount the Company can borrow under the line of credit is reduced by the amount of any outstanding letters of credit. At June 30, 2000 and December 31, 1999, the Company had no borrowings outstanding under the line of credit facility or the equipment financing facility.

Management believes that its available cash, expected cash generated from future operations and borrowings under available lines of credit will be sufficient to satisfy the Company's anticipated cash needs for at least the next twelve months.

Year 2000 Issues

In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. As a result of those planning and implementation efforts, the Company experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The Company expensed approximately $20,000 during the first six months of 1999 in connection with remediating its systems. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of its suppliers and vendors throughout the Year 2000 and will address any latent Year 2000 matters that may arise.

Forward-Looking Statements

The Company, or its executive officers and directors on behalf of the Company, may from time to time make written or oral "forward-looking statements." Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases and in reports to shareholders. Oral forward-looking statements may be made by the Company's executive officers and directors on behalf of the Company to the press, potential investors, securities analysts and others. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements. The Company relies on this safe harbor in making such disclosures. In connection with this safe harbor provision, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Without limitation, factors that might cause such a difference include economic factors such as recessions, inflation, higher interest rates and downturns in customer business cycles, the Company's inability to maintain its historical growth rate resulting from a decreased volume of freight moving through the Company's network, competition, surplus inventories, loss of a major customer, the inability of the Company's information systems to handle an increased volume of freight moving through its network, and the lack of availability and compensation of qualified independent owner-operators needed to serve the Company's transportation needs. The Company disclaims any intent or obligation to update these forward-looking statements.

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

Not Applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on May 23, 2000 for the purpose of electing six directors and approving the appointment of independent auditors for 2000.

Shareholders elected each director nominee for a one-year term expiring at the 2001 annual meeting. The vote for each director was as follows:


                                            For                  Withheld
                                            ---                  --------
          Bruce A. Campbell              17,060,159              2,260,778
          Edward W. Cook                 18,295,032              1,025,905
          James A. Cronin, III           18,403,892                917,045
          Hon. Robert K. Gray            18,404,154                916,783
          Scott M. Niswonger             16,237,274              3,083,663
          Richard H. Roberts             18,294,994              1,025,943


The appointment of Ernst & Young LLP as independent auditors for 2000 was ratified and approved as follows:


                    For                 Against             Abstain
                    ---                 -------             -------
                19,316,134               3,830                973


ITEM 5.  OTHER INFORMATION

Not Applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits - The response to this portion of Item 6 is submitted as a separate section of this report.

(b) Reports on Form 8-K - The Company did not file any reports on Form 8-K during the three months ended June 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      Forward Air Corporation



Date: August 8, 2000                  By: /s/ Edward W. Cook
                                          --------------------------------------
                                          Edward W. Cook
                                          Chief Financial Officer
                                          and Senior Vice President

                                  EXHIBIT INDEX


    Exhibit No.
    -----------

       27.1               Financial Data Schedule - Period Ended June 30, 2000
                          (Electronic Filing Only)
