Form 10-Q
period 2000-09-30
FORWARD AIR CORP
filed 2000-11-06
CIK 912728

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                For the Quarterly Period Ended September 30, 2000
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

                       YES   [X]            NO   [ ]


The number of shares outstanding of the registrant's common stock, $.01 par value, as of October 27, 2000 was 21,250,399.

                                TABLE OF CONTENTS

                             FORWARD AIR CORPORATION

                                                                                    Page
                                                                                   Number
PART I.        FINANCIAL INFORMATION

ITEM 1.        Financial Statements (Unaudited)

               Condensed Consolidated Balance Sheets -
                   September 30, 2000 and December 31, 1999                           3

               Condensed Consolidated Statements of Income -
                  Three and nine months ended September 30, 2000 and 1999             4

               Condensed Consolidated Statements of Cash Flows -
                   Nine months ended September 30, 2000 and 1999                      5

               Notes to Condensed Consolidated Financial Statements -
                   September 30, 2000                                                 6

ITEM 2.        Management's Discussion and Analysis of
                   Financial Condition and Results of Operations                      9

ITEM 3.        Quantitative and Qualitative Disclosure of Market Risk                13

PART II.       OTHER INFORMATION

ITEM 1.        Legal Proceedings                                                     14

ITEM 2.        Changes in Securities and Use of Proceeds                             14

ITEM 3.        Defaults Upon Senior Securities                                       14

ITEM 4.        Submission of Matters to a Vote of Security Holders                   14

ITEM 5.        Other Information                                                     14

ITEM 6.        Exhibits and Reports on Form 8-K                                      14

SIGNATURES                                                                           15

EXHIBIT INDEX                                                                        16

PART I.     FINANCIAL INFORMATION

ITEM 1.     FINANCIAL STATEMENTS (UNAUDITED)

                             Forward Air Corporation
                      Condensed Consolidated Balance Sheets

                                                                    September 30,      December 31,
                                                                       2000                1999
                                                                   --------------------------------
                                                                    (Unaudited)          (Note 1)
                                                                  (In thousands, except share data)

ASSETS

Current assets:
    Cash and cash equivalents                                        $  15,355           $  5,989
    Accounts receivable, less allowance of $990 in 2000 and
       $918 in 1999                                                     29,610             27,342
    Other current assets                                                 5,572              3,083
                                                                   --------------------------------
Total current assets                                                    50,537             36,414

Property and equipment                                                  60,903             47,197
Less accumulated depreciation and amortization                         (17,872)           (14,307)
                                                                   --------------------------------
                                                                        43,031             32,890

Other assets                                                             9,685             10,313
                                                                   --------------------------------
Total assets                                                         $ 103,253           $ 79,617
                                                                   ================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                                 $   8,300           $  7,436
    Accrued expenses                                                     9,762              8,145
    Current portion of long-term debt                                      169                758
    Current portion of capital lease obligations                           535                513
                                                                   --------------------------------
Total current liabilities                                               18,766             16,852

Long-term debt, less current portion                                        --                835
Capital lease obligations, less current portion                          3,544              3,919
Deferred income taxes                                                    5,379              3,059

Shareholders' equity:
    Preferred stock                                                         --                 --
    Common stock, $.01 par value:
       Authorized shares - 50,000,000
       Issued and outstanding shares - 21,200,787 in 2000
          and 20,732,963 in 1999                                           212                207
    Additional paid-in capital                                          39,283             35,528
    Retained earnings                                                   36,069             19,217
                                                                   --------------------------------
Total shareholders' equity                                              75,564             54,952
                                                                   --------------------------------
Total liabilities and shareholders' equity                           $ 103,253           $ 79,617
                                                                   ================================

See notes to condensed consolidated financial statements.

                                    Forward Air Corporation

                          Condensed Consolidated Statements of Income
                                          (Unaudited)

                                                  Three months ended                     Nine months ended
                                         ------------------------------------  -------------------------------------
                                           September 30,      September 30,      September 30,       September 30,
                                              2000                1999               2000                1999
                                         ------------------------------------  -------------------------------------
                                                                  (In thousands, except per share data)

Operating revenue                           $ 53,703           $  42,599           $ 157,168           $ 121,108

Operating expenses:
     Purchased transportation:
         Provided by Landair
            Corporation                          461                 992               1,818               2,494
         Provided by others                   22,375              17,642              65,073              50,145
     Salaries, wages and employee
         benefits                             11,893               9,690              35,352              27,564
     Operating leases                          2,365               2,117               7,477               6,340
     Depreciation and amortization             1,457               1,266               4,238               3,720
     Insurance and claims                        878                 710               2,521               1,580
     Other operating expenses                  4,516               3,622              13,794              11,291
                                          --------------------------------       ---------------------------------
                                              43,945              36,039             130,273             103,134
                                          --------------------------------       ---------------------------------
Income from operations                         9,758               6,560              26,895              17,974

Other income (expense):
     Interest expense                             --                (141)               (107)               (766)
     Other, net                                  191                  94                 498                 172
                                          --------------------------------       ---------------------------------
                                                 191                 (47)                391                (594)
                                          --------------------------------       ---------------------------------
Income before income taxes                     9,949               6,513              27,286              17,380
Income taxes                                   3,804               2,508              10,434               6,725
                                          --------------------------------       ---------------------------------
Net income                                  $  6,145           $   4,005           $  16,852           $  10,655
                                          ================================       =================================

Income per share:
     Basic                                  $    .29           $     .19           $     .80           $     .54
                                          ================================       =================================
     Diluted                                $    .28           $     .18           $     .76           $     .51
                                          ================================       =================================

See notes to condensed consolidated financial statements.

                             Forward Air Corporation

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                     Nine months ended
                                                             ----------------------------------
                                                              September 30,      September 30,
                                                                   2000             1999
                                                             ---------------    ---------------
                                                                       (In thousands)

Cash provided by operations                                     $ 22,712           $ 14,127

Investing activities:
Proceeds from disposal of property and equipment                      78                666
Purchases of property and equipment                              (13,836)            (5,901)
Other                                                                 12               (123)
                                                              -------------------------------
                                                                 (13,746)            (5,358)

Financing activities:
Payments of long-term debt                                        (1,424)           (19,682)
Payments of capital lease obligations                               (353)              (856)
Proceeds from exercise of stock options                            2,081              1,003
Common stock issued under employee stock purchase plan                96                 57
Net proceeds from public offering                                     --             18,033
                                                              -------------------------------
                                                                     400             (1,445)
                                                              -------------------------------
Increase in cash and cash equivalents                           $  9,366           $  7,324
                                                              ===============================

See notes to condensed consolidated financial statements.

                             Forward Air Corporation

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 2000

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three- and nine-month periods ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the consolidated financial statements and footnotes thereto included in the Forward Air Corporation annual report on Form 10-K for the year ended December 31, 1999.

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

                             Forward Air Corporation

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                     Three months ended                   Nine months ended
                                            ------------------------------------ ------------------------------------
                                              September 30,      September 30,     September 30,      September 30,
                                                  2000               1999              2000              1999
                                            -----------------  ----------------- -----------------  -----------------
Numerator:
     Numerator for basic and diluted
        income per share - net income            $ 6,145           $ 4,005           $16,852           $10,655

Denominator:
     Denominator for basic income
        per share - weighted-average
        shares                                    21,180            20,636            21,004            19,665
     Effect of dilutive stock options              1,143             1,179             1,206             1,038
                                               -----------------------------       -----------------------------
     Denominator for diluted income
        per share - adjusted weighted-
        average shares                            22,323            21,815            22,210            20,703
                                               =============================       =============================

Basic income per share                           $   .29           $   .19           $   .80           $   .54
                                               =============================       =============================
Diluted income per share                         $   .28           $   .18           $   .76           $   .51
                                               =============================       =============================

4.  INCOME TAXES

For the three and nine months ended September 30, 2000 and 1999, the effective income tax rate varied from the statutory federal income tax rate of 35% primarily as a result of the effect of state income taxes, net of the federal benefit, and permanent differences.

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

Results of Operations

The following table shows the percentage relationship of expense items to operating revenue for the periods indicated.

                                                    Three months ended                           Nine months ended
                                        ----------------------------------------      ----------------------------------------
                                          September 30,          September 30,          September 30,          September 30,
                                               2000                   1999                   2000                   1999
                                        -----------------      -----------------      -----------------      -----------------
Operating revenue                             100.0%                 100.0%                 100.0%                 100.0%
Operating expenses:
     Purchased transportation                  42.5                   43.7                   42.6                   43.5
     Salaries, wages and employee
        benefits                               22.1                   22.7                   22.5                   22.8
     Operating leases                           4.4                    5.0                    4.8                    5.2
     Depreciation and amortization              2.7                    3.0                    2.7                    3.1
     Insurance and claims                       1.6                    1.7                    1.6                    1.3
     Other operating expenses                   8.5                    8.5                    8.7                    9.3
                                            ---------------------------------             ---------------------------------
                                               81.8                   84.6                   82.9                   85.2
Income from operations                         18.2                   15.4                   17.1                   14.8
Other income (expense):
     Interest expense                           0.0                   (0.3)                   0.0                   (0.6)
     Other, net                                 0.3                    0.2                    0.3                    0.1
                                            ---------------------------------             ---------------------------------
                                                0.3                   (0.1)                   0.3                   (0.5)
                                            ---------------------------------             ---------------------------------
Income before income taxes                     18.5                   15.3                   17.4                   14.3
Income taxes                                    7.1                    5.9                    6.7                    5.5
                                            ---------------------------------             ---------------------------------
Net income                                     11.4%                   9.4%                  10.7%                   8.8%
                                            =================================             =================================

Three Months Ended September 30, 2000 compared to Three Months Ended September 30, 1999

Operating revenue increased by $11.1 million, or 26.1%, to $53.7 million in the third quarter of 2000 from $42.6 million in the same period of 1999. This increase resulted primarily from an increased volume from domestic and international air cargo customers, an increase in the number of operating terminals and direct shuttles and enhanced logistics services.

Purchased transportation represented 42.5% of operating revenue in the third quarter of 2000 compared to 43.7% in the same period of 1999. The decrease in purchased transportation as a percentage of operating revenue was attributed to operating efficiencies resulting from an increased volume of freight transported through the Forward Air network.

Salaries, wages and employee benefits were 22.1% of operating revenue in the third quarter of 2000 compared to 22.7% for the same period of 1999. The decrease in salaries, wages and employee benefits as a percentage of operating revenue was attributed to operating efficiencies resulting from an increased volume of freight transported through the Forward Air network.

Operating leases, the largest component of which is terminal rent, were 4.4% of operating revenue in the third quarter of 2000 compared to 5.0% in the same period of 1999. The decrease in operating leases as a percentage of operating revenue between periods was attributable to increased leverage resulting from increased operating revenue.

Depreciation and amortization expense as a percentage of operating revenue was 2.7% in the third quarter of 2000, compared to 3.0% in the same period of 1999. The decrease in depreciation and amortization expense as a percentage of revenue was attributable to increased utilization of operating equipment during 2000 as a result of increased operating revenue.

Insurance and claims as a percentage of revenue were 1.6% of operating revenue in the third quarter of 2000, compared to 1.7% in the same period of 1999. The decrease in insurance and claims as a percentage of revenue resulted primarily from a decrease in the frequency and severity of accidents partially offset by higher premium costs during the third quarter of 2000.

Other operating expenses were 8.5% of operating revenue in the third quarter of 2000 and 1999.

Income from operations increased by $3.2 million, or 48.5%, to $9.8 million for the third quarter of 2000 compared to $6.6 million for the same period in 1999. The increase in income from operations was primarily a result of a lower operating cost structure on a percentage of revenue basis resulting from an increase in operating revenue, which allowed the Company to spread the fixed costs of the network over a larger revenue base. The increase in income from operations during the third quarter of 2000 was partially offset by operating losses of approximately $516,000 relating to the Company's new information technology subsidiary, LogTech Corporation.

No interest expense was recorded in the third quarter of 2000, compared to $141,000, or 0.3%, for the same period in 1999. The decrease in interest expense was a result of the capitalization of interest costs totaling $82,000 during the third quarter of 2000 related to the development of Internet-based software at LogTech Corporation coupled with lower average net borrowings during the third quarter of 2000.

Other income, net, was $191,000, or 0.3% of operating revenue, in the third quarter of 2000, compared to $94,000, or 0.2%, for the same period in 1999. The increase in other income resulted from higher interest income attributed to higher average cash and cash equivalent balances during the third quarter of 2000.

The combined federal and state effective tax rate for the third quarter of 2000 was 38.2% compared to a rate of 38.5% for the same period in 1999.

As a result of the foregoing factors, net income increased by $2.1 million, or 52.5%, to $6.1 million for the third quarter of 2000, compared to $4.0 million for the same period in 1999.

Nine Months Ended September 30, 2000 compared to Nine Months Ended September 30, 1999

Operating revenue increased by $36.1 million, or 29.8%, to $157.2 million in the first nine months of 2000 from $121.1 million in the same period of 1999. This increase resulted primarily from an increased volume from domestic and international air cargo customers, an increase in the number of operating terminals and direct shuttles and enhanced logistics services.

Purchased transportation represented 42.6% of operating revenue in the first nine months of 2000 compared to 43.5% in the same period of 1999. The decrease in purchased transportation as a percentage of operating revenue was attributed to operating efficiencies resulting from an increased volume of freight transported through the Forward Air network.

Salaries, wages and employee benefits were 22.5% of operating revenue in the first nine months of 2000 compared to 22.8% in the same period of 1999. The decrease in salaries, wages and employee benefits as a percentage of operating revenue was attributed to operating efficiencies resulting from an increased volume of freight transported through the Forward Air network.

Operating leases, the largest component of which is terminal rent, were 4.8% of operating revenue in the first nine months of 2000 compared to 5.2% in the same period of 1999. The decrease in operating leases as a percentage of operating revenue between periods was attributable to increased leverage resulting from increased operating revenue.

Depreciation and amortization expense as a percentage of operating revenue was 2.7% in the first nine months of 2000, compared to 3.1% in the same period of 1999. The decrease in depreciation and amortization expense as a percentage of revenue was attributable to increased utilization of operating equipment during 2000 as a result of increased operating revenue.

Insurance and claims as a percentage of revenue were 1.6% of operating revenue in the first nine months of 2000, compared with 1.3% in the same period of 1999. The increase in insurance and claims as a percentage of revenue resulted primarily from an increase in the frequency and severity of accidents and higher premium costs during the first nine months of 2000.

Other operating expenses were 8.7% of operating revenue in the first nine months of 2000 compared to 9.3% in the same period of 1999. The decrease in other operating expenses as a percentage of operating revenue was primarily attributable to a lower operating cost structure on a percentage of revenue basis resulting from increased operating revenue.

Income from operations increased by $8.9 million, or 49.4%, to $26.9 million for the first nine months of 2000 compared to $18.0 million for the same period in 1999. The increase in income from operations was primarily a result of lower operating cost structure on a percentage of revenue basis resulting from an increase in operating revenue, which allowed the Company to spread the fixed costs of the network over a larger revenue base. The increase in income from operations during the first nine months of 2000 was partially offset by operating losses of approximately $1,213,000 relating to the Company's new information technology subsidiary, LogTech Corporation.

Interest expense was $107,000, or 0.1% of operating revenue, during the nine months ended September 30, 2000, compared to $766,000, or 0.6%, for the same period in 1999. The decrease in interest expense was a result of the capitalization of interest costs totaling $191,000 during the nine months ended September 30, 2000 related to the development of Internet-based software at LogTech Corporation coupled with lower average net borrowings during the first nine months of 2000.

Other income, net, was $498,000, or 0.3% of operating revenue, in the first nine months of 2000, compared to $172,000, or 0.1%, for the same period in 1999. The increase in other income resulted from higher interest income attributed to higher average cash and cash equivalent balances during the first nine months of 2000.

The combined federal and state effective tax rate for the first nine months of 2000 was 38.2% compared to a rate of 38.7% for the same period in 1999.

As a result of the foregoing factors, net income increased by $6.2 million, or 57.9%, to $16.9 million for the first nine months of 2000, compared to $10.7 million for the same period in 1999.

Liquidity and Capital Resources

The Company has historically financed its working capital needs, including capital purchases, with cash flows from operations and borrowings under the Company's bank lines of credit. Net cash provided by operating activities totaled approximately $22.7 million for the nine months ended September 30, 2000 compared with $14.1 million in the same period of 1999.

Net cash used in investing activities was approximately $13.7 million in the nine months ended September 30, 2000 compared with $5.4 million in the same period of 1999. Investing activities consisted primarily of the purchase of operating equipment and management information systems and the capitalization of computer software costs relating to the LogTech system during these periods.

Net cash provided by financing activities totalled approximately $400,000 in the nine months ended September 30, 2000 compared with net cash used in financing activities of $1.4 million in the same period of 1999. Financing activities for the first nine months of 2000 and 1999 included the repayment of long-term debt and capital leases, proceeds received from the exercise of stock options and proceeds received from the issuance of common stock under the Company's employee stock purchase plan. In addition, results for the first nine months of 1999 included the proceeds from common stock issued under a public offering.

The Company's credit facilities include a working capital line of credit and an equipment financing facility. As long as the Company complies with the financial covenants and ratios established in the credit facility agreements, these credit facilities permit borrowings of up to $20.0 million under the working capital line of credit and up to $25.0 million under the equipment financing facilities. Interest rates for advances under the facilities vary based on how the Company's performance measures against covenants related to total indebtedness, cash flows, results of operations and other ratios. The facilities bear interest at LIBOR plus .80% to 1.90%, expire in December 2000 and April 2001, and are secured by accounts receivable and the majority of the Company's equipment. The amount the Company can borrow under the line of credit is reduced by the amount of any outstanding letters of credit. At September 30, 2000 and December 31, 1999, the Company had no borrowings outstanding under the line of credit facility or the equipment financing facility.

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

(b) Reports on Form 8-K - The Company did not file any reports on Form 8-K during the three months ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            Forward Air Corporation



Date: November 6, 2000                      By: /s/ Edward W. Cook
                                                -------------------------------
                                                Edward W. Cook
                                                Chief Financial Officer
                                                and Senior Vice President

                                  EXHIBIT INDEX

    Exhibit No.
    -----------
       10.1               Non-Qualified Stock Option Agreement dated
                          August 21, 2000 between the registrant and
                          Ray A. Mundy

       27.1               Financial Data Schedule - Period Ended
                          September 30, 2000 (Electronic Filing Only)