Form 10-K
period 2000-12-31
FORWARD AIR CORP
filed 2001-04-02
CIK 912728

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

                          Commission File No. 000-22490

                             FORWARD AIR CORPORATION
             (Exact name of registrant as specified in its charter)

                  Tennessee                                  62-1120025
      (State or other jurisdiction of                     (I.R.S. Employer
      incorporation or organization)                     Identification No.)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]/

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2001 was approximately $578.8 million based on the closing price of such stock on such date of $36.938.

The number of shares outstanding of the registrant's common stock, $.01 par value, as of February 28, 2001 was 21,503,589.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2000.

                                TABLE OF CONTENTS


                                                                                        Page Number
                                                                                        -----------
                                        PART I
Item 1.       Business                                                                          3
Item 2.       Properties                                                                       13
Item 3.       Legal Proceedings                                                                13
Item 4.       Submission of Matters to a Vote of Security Holders                              13
Executive Officers of the Registrant                                                           14

                                        Part II

Item 5.       Market for Registrant's Common Stock and                                         16
              Related Shareholder Matters
Item 6.       Selected Financial Data                                                          17
Item 7.       Management's Discussion and Analysis of Financial                                18
              Condition and Results of Operations
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk                       23
Item 8.       Financial Statements and Supplementary Data                                      23
Item 9.       Changes in and Disagreements with Accountants on                                 23
              Accounting and Financial Disclosure

                                        PART III

Item 10.      Directors and Executive Officers of the Registrant                               24
Item 11.      Executive Compensation                                                           24
Item 12.      Security Ownership of Certain Beneficial                                         24
              Owners and Management
Item 13.      Certain Relationships and Related Transactions                                   24

                                        PART IV

Item 14.      Exhibits, Financial Statement Schedules and                                      25
              Reports on Form 8-K
Signatures                                                                                     26
Index to Financial Statements and Financial Statement Schedule                                 F-2

                                     PART I

ITEM 1.  BUSINESS

Introduction

         Forward Air Corporation, through its operating subsidiaries (the "Company" or "Forward Air"), offers its customers scheduled ground transportation of cargo as a cost effective, reliable alternative to air transportation. The Company transports cargo that must be delivered at a specific time but is less time-sensitive than traditional air freight. This type of cargo is frequently referred to in the transportation industry as "deferred air freight." Forward Air operates a network of 75 terminals located on or near airports in the United States and Canada, including a central sorting facility in Columbus, Ohio and regional hubs serving key markets. Rather than owning its own trucks, the Company purchases most of its transportation requirements from owner-operators and, to a lesser extent, from truckload carriers. A typical shipment consists of a pallet load of freight, often computers, telecommunications equipment, machine parts, trade show exhibit materials or medical equipment. During 2000, an average shipment weighed over 700 pounds. Forward Air has experienced rapid revenue growth from $63.6 million in 1995 to $214.9 million in 2000, a 28% compound annual growth rate. The Company's operating income grew from $6.4 million to $37.3 million over the same period, a 42% compound annual growth rate.

         The Company focuses its services on: air freight forwarders, which are businesses that arrange transportation of cargo for third parties; integrated air cargo carriers; and airlines. The Company serves its customers by locating terminals on or near airports and maintaining regularly scheduled transportation service between major cities. Forward Air receives shipments at its terminals and transports them by truck to its central sorting facility or one of its regional hubs, where they are unloaded and sorted. After sorting, the shipments are reloaded and delivered to the terminals nearest their destinations. The Company ships freight directly between terminals when justified by the volume of shipments. The Company typically does not provide local pickup and delivery services and does not market its services directly to shippers. Since the Company does not place significant size or weight restrictions on shipments, it does not compete directly with small or overnight package delivery services such as DHL Worldwide, UPS and Airborne. Approximately 20% of the shipments the Company handles are for overnight delivery, with the rest for delivery within two to four days.

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

         Shippers with expedited delivery requirements have four principal alternatives to transport freight: they may use a fully integrated air cargo carrier, an airline, a less-than-truckload carrier or an air freight forwarder. Integrated air cargo carriers provide pick-up and delivery services primarily using their own fleet of trucks and provide transportation services generally using their own fleet of aircraft. Airlines provide airport to airport service, but have limited cargo space and generally accept only shipments weighing less than 150 pounds. Less-than-truckload carriers provide pick-up and delivery services through their own fleet of trucks. The national less-than- truckload carriers operate terminals where freight is unloaded, sorted and reloaded multiple times in a single shipment. The additional handling increases transit time, handling costs and the likelihood of cargo damage. An air freight forwarder obtains shipments from customers, makes arrangements for transportation of the cargo by a third party carrier and usually arranges for both delivery from the shipper to the carrier and from the carrier to the recipient.

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

COMPETITIVE ADVANTAGES

         The Company believes that its competitive advantages are:

         - Focus on the deferred air freight market. Forward Air focuses on providing ground transportation services to the deferred air freight market. The Company believes that this focus and commitment to reliable service has enabled Forward Air to provide a higher level of service in a more cost effective manner than its competitors.

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

         - Enhanced technology. The Company is committed to using information technology to improve its service and reduce its operating costs. Technology allows the Company to increase the volume of freight that it can handle in its network and provides real-time tracking and tracing of shipments throughout the transportation process. Forward Air is currently enhancing its systems to permit its customers to obtain real-time information about that shipment via the Internet.

         - Broad customer base. The Company has established close relationships with a large number of air freight forwarders, integrated air cargo carriers and airlines. The Company's five largest customers only accounted for approximately 18.0% of its operating revenue in 2000, and no single customer accounted for more than ten percent.

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

         - Enhance information systems. The Company is committed to continued enhancement of its information systems in ways that can provide it both competitive service advantages and increased productivity. Management believes that Forward Air's customers will increasingly demand more sophisticated information systems to track and trace shipments. Forward Air believes its enhanced systems will enable it to retain existing customers and encourage them to increase the volume of freight they send through its network. The Company also believes these enhanced information systems will attract new customers.

         - Expand logistics services. The Company will continue to expand its national and international logistics services to increase revenue and improve utilization of its terminal facilities and labor force. The Company has added a number of services in the past few years, such as exclusive-use transportation services, and insurance, customs brokerage and terminal handling services. These services directly benefit Forward Air's customers, particularly air freight forwarders who cannot justify providing the services for themselves, attract new customers and improve utilization of the Forward Air network by increasing its revenue without significantly increasing the Company's costs.

         - Pursue acquisitions. The Company intends to continue to evaluate acquisitions that can increase its penetration of a geographic area, add customers or freight density or allow it to offer additional services. Since its inception, the Company has acquired the assets of eight of its regional competitors that met one or more of these criteria.

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

         A typical shipment consists of a pallet load of freight, often computers, telecommunications equipment, machine parts, trade show exhibit materials or medical equipment. Since Forward Air commenced operations in November 1990, the weekly volume of freight moving through its network has increased from an average of approximately 1.2 million pounds to over 24.0 million pounds in 2000. During 2000, an average shipment weighed over 700 pounds. Shipments range from small boxes weighing only a few pounds to large shipments of several thousand pounds. Although the Company imposes no significant size or weight restrictions, it focuses its marketing and price structure on shipments of 200 pounds or more. As a result, the Company does not directly compete for most of its business with overnight couriers or small package delivery companies.

TERMINALS

         The Forward Air network includes 75 terminals located in the following cities:



City                                    Airport Served
----                                    --------------
Albany, NY......................................ALB
Albuquerque, NM.................................ABQ
Atlanta, GA.....................................ATL
Austin, TX......................................AUS
Baltimore, MD...................................BWI
Baton Rouge, LA.................................BTR
Birmingham, AL..................................BHM
Boston, MA......................................BOS
Buffalo, NY.....................................BUF
Charleston, SC..................................CHS
Charlotte, NC...................................CLT
Chicago, IL.....................................ORD
Cincinnati, OH..................................CVG
Cleveland, OH...................................CLE
Columbia, SC....................................CAE
Columbus, OH....................................CMH
Dallas/Ft. Worth, TX............................DFW
Dayton, OH......................................DAY
Denver, CO......................................DEN
Detroit, MI.....................................DTW
El Paso, TX.....................................ELP
Greensboro, NC..................................GSO
Greenville, SC..................................GSP
Hartford, CT....................................BDL
Houston, TX.....................................IAH
Huntsville, AL..................................HSV
Indianapolis, IN................................IND
Jackson, MS.....................................JAN
Jacksonville, FL................................JAX
Kansas City, MO.................................MCI
Knoxville, TN...................................TYS
Lafayette, LA...................................LFT
Laredo, TX......................................LRD
Las Vegas, NV...................................LAS
Little Rock, AR.................................LIT
Los Angeles, CA.................................LAX
Louisville, KY..................................SDF
Memphis, TN.....................................MEM
Miami, FL.......................................MIA
Milwaukee, WI...................................MKE
Minneapolis, MN.................................MSP
Mobile, AL......................................MOB
Nashville, TN...................................BNA
Newark, NJ......................................EWR
Newburgh, NY....................................SWF
New Orleans, LA.................................MSY
New York, NY....................................JFK
Norfolk, VA.....................................ORF
Oklahoma City, OK...............................OKC
Omaha, NE.......................................OMA
Orlando, FL.....................................MCO
Pensacola, FL...................................PNS
Philadelphia, PA................................PHL
Phoenix, AZ.....................................PHX
Pittsburgh, PA..................................PIT
Portland, OR....................................PDX
Raleigh, NC.....................................RDU
Richmond, VA....................................RIC
Rochester, NY...................................ROC
Sacramento, CA..................................SMF
Salt Lake City, UT..............................SLC
San Antonio, TX.................................SAT
San Diego, CA...................................SAN
San Francisco, CA...............................SFO
Seattle, WA.....................................SEA
St. Louis, MO...................................STL
Syracuse, NY....................................SYR
Tampa, FL.......................................TPA
Toledo, OH......................................TOL
Tucson, AZ......................................TUS
Tulsa, OK.......................................TUL
Washington, DC..................................IAD
Montreal, Canada................................YUL
Ottawa, Canada..................................YOW
Toronto, Canada.................................YYZ

         Independent agents operate twelve of these locations, which typically handle relatively low volumes of freight.

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

SHIPMENTS

         Since operations were commenced in November 1990, the weekly volume of freight moving through the Company's network has increased from an average of approximately 1.2 million pounds to over 24.0 million pounds per week as shown below:

                                                 Average Weekly
                                                Volume in Pounds
                                           --------------------------
                                                 (In millions)
1990......................................            1.2
1991......................................            1.4
1992......................................            2.3
1993......................................            3.8
1994......................................            7.4
1995......................................            8.5
1996......................................            10.5
1997......................................            12.4
1998......................................            15.4
1999......................................            19.4
2000......................................            24.0

CUSTOMERS AND MARKETING

         The Company's customers are air freight forwarders, airlines and integrated air cargo carriers. Air freight forwarder customers vary in size from small, independent, single facility companies to large, international logistics companies, such as USF Worldwide, Associated Global Systems, Pilot Air Freight, AIT Freight Systems and Eagle Global Logistics. Airline customers include Virgin Atlantic, Delta, Northwest Airlines, Continental, United Airlines, British Airways, Air Nippon, Air France, Korean Airlines, KLM and Japan Airlines. Because of Forward Air's reputation for dependable service, integrated air cargo carriers such as Emery Worldwide, Airborne, BAX Global and UPS utilize its services to provide overflow capacity and other services.

         The Company markets its services through a sales and marketing staff located in various regions of the United States. Senior management also is actively involved in sales and marketing at the national account level and supports local sales activity. The Company has a strong commitment to marketing and focuses on air freight forwarders, airlines and integrated air cargo carriers that have time sensitive shipping requirements requiring customized services. The Company also participates in air cargo trade shows and advertises its services through direct mail programs and through the Internet via www.forwardair.com.

LOGISTICS SERVICES

         Customers increasingly demand more than the movement of freight from their transportation providers. To meet these demands, the Company continually seeks ways to customize its logistics services and add new services. Logistics services increase the Company's profit margins by increasing its revenue without corresponding increases in its fixed costs.

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

PURCHASED TRANSPORTATION

         The Company contracts for most of its transportation services from owner-operators. The owner-operators own, operate and maintain their own vehicles and employ their own drivers. The Company also purchases transportation from Landair Corporation and from other truckload carriers to handle overflow volume. Of the $91.4 million of purchased transportation in 2000, the Company purchased 70.9% from owner-operators, 2.4% from Landair Corporation and 26.7% from other common carriers.

         The Company seeks to establish long-term relationships with owner-operators to assure dependable service and availability, and the Company has consistently experienced a low turnover of owner-operators. The Company has established guidelines relating to safety records, driving experience and personal evaluations that it uses to select its owner-operators. To enhance the Company's relationship with the owner-operators, it pays per mile rates above prevailing market rates and offers each driver a consistent work schedule, typically to the same destination.

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

EMPLOYEES

         As of December 31, 2000, the Company employed 1,820 persons, 930 of whom were freight handlers and customer service personnel. None of the Company's employees is covered by a collective bargaining agreement. The Company recognizes that its workforce, including its freight handlers, is one of its most valuable assets. The recruitment, training and retention of qualified employees are essential to support the Company's continued growth and to meet the service requirements of its customers.

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

REGULATION

         The Company, through its Forward Air, Inc. subsidiary, is a licensed property broker holding authority issued by the Federal Motor Carrier Safety Administration ("FMCSA") at Docket No. MC-249708. The Company, through its FAF, Inc. subsidiary, is an interstate motor carrier licensed by the FMCSA at Docket No. MC-333604. The Company's air freight business is subject to regulation as an indirect air cargo carrier under the Federal Aviation Act, although freight brokers have been exempted from most of the requirements of the Federal Aviation Act by the Economic Aviation Regulations promulgated thereunder. In addition, the Company's domestic customs brokerage operations are subject to the licensing requirements of the United States Department of the Treasury and are regulated by the United States Customs Service. The Federal Maritime Commission regulates the Company's ocean freight forwarding operations.

         The Company believes that it is in substantial compliance with applicable regulatory requirements relating to its operations. If the Company does not comply with applicable laws and regulations, it could be required to pay substantial fines and could have its licenses revoked.

         The Company is also subject to federal and state environmental laws and regulations, including those dealing with the transportation of hazardous materials and storage of fuel. The Company believes that it is in substantial compliance with applicable environmental laws and regulations. The Company does not expect any material expenditures for compliance with federal, state or local environmental laws and regulations in 2001.

ITEM 2.  PROPERTIES

PROPERTIES AND EQUIPMENT

         The Company's headquarters are located in Greeneville, Tennessee. The Company leases this building from the Greeneville-Greene County Airport Authority. The Company's central sorting facility in Columbus, Ohio was constructed in 1994. During the third quarter of 2000, the Company entered into a ten-year lease with the Rickenbacker Port Authority for a 50,000 square foot building on the Rickenbacker Airport in Columbus near the hub. The Company owns a terminal facility in Atlanta.

         The Company leases 61 additional terminal facilities for terms typically ranging from three to five years. The Company shares its Indianapolis terminal with Landair Corporation. The Company believes that, in most of the markets it serves, replacement space comparable to these terminal facilities is obtainable. The Company believes that its facilities are adequate to support its current operations. The remaining twelve terminals are agent stations operated by independent agents who handle freight for the Company on a commission basis.

         The Company owns or leases the trailers it uses to move freight through the Forward Air network. Substantially all of the Company's trailers are 53' long, and many have specialized roller bed equipment required to serve air cargo industry customers. The average age of the Company's owned trailer fleet was approximately 2.9 years at December 31, 2000.


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         During the fourth quarter of the fiscal year ended December 31, 2000, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

                      EXECUTIVE OFFICERS OF THE REGISTRANT

         Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this report.

         The following are the Company's executive officers:

                 Name                        Age                                 Position
          -------------------             ---------               ---------------------------------------
Scott M. Niswonger (1)...................    53     Chairman of the Board and Chief Executive Officer
Bruce A. Campbell........................    49     President and Chief Operating Officer
Edward W. Cook...........................    42     Chief Financial Officer, Senior Vice President and
                                                    Treasurer
David E. Queen...........................    55     Senior Vice President, Operations
Michael A. Roberts.......................    56     Senior Vice President, Marketing
Richard H. Roberts (1)...................    46     Senior Vice President, General Counsel and Secretary
James R. Weiland.........................    56     Senior Vice President, Sales

---------------
(1)  Also serves as an executive officer of Landair Corporation.

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

         Bruce A. Campbell has served as Chief Operating Officer of the Company since April 1990, a director since April 1993 and President since August 1998. Mr. Campbell served as Executive Vice President of the Company from April 1990 until August 1998. Prior to joining the Company, Mr. Campbell served as Vice President of Ryder-Temperature Controlled Carriage in Nashville, Tennessee from September 1985 until December 1989. Mr. Campbell also serves as a director of Greene County Bancshares.

         Edward W. Cook has served the Company as Chief Financial Officer, Senior Vice President and director since September 1994 and as Treasurer since May 1995. Prior to joining the Company, Mr. Cook was employed as a certified public accountant by Ernst & Young LLP for eleven years, most recently as a senior manager in the Nashville, Tennessee office.

         David E. Queen has served as Senior Vice President, Operations, since October 1997. He served as Vice President of Operations and General Manager from November 1987 until October 1997. From December 1984 to November 1987, Mr. Queen was Manager of the Columbus, Ohio hub for The Flying Tiger Line.

         Michael A. Roberts has served as Senior Vice President, Marketing, of the Company since April 1990. He served as Vice President of Marketing from November 1987 until April 1990. Mr. Roberts served as a consultant to the Company from 1982 to 1987.

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

         James R. Weiland has served as Senior Vice President, Sales, since October 1997. He served as Vice President, Sales from November 1990 until October 1997. From May 1984 to October 1990, Mr. Weiland served the Company in various capacities, including Regional Operations Manager and Director of Sales and Marketing.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED
              SHAREHOLDER MATTERS

         The $.01 par value common stock of the Company (the "Common Stock") trades on The Nasdaq National Market tier of The Nasdaq Stock Market(R) under the symbol "FWRD." The following table sets forth the high and low sale prices for the Common Stock as reported by The Nasdaq National Market for each full quarterly period within the two most recent fiscal years. All prices have been restated to reflect a three-for-two stock split distributed in January 2000.


                                                                      High                 Low
                                                                      ----                 ---
                     1999
                 First Quarter........................................$10.50             $  6.17
                 Second Quarter.......................................$19.17             $  8.67
                 Third Quarter........................................$22.00              $13.00
                 Fourth Quarter.......................................$29.50              $13.58

                     2000                                              High               Low
                 First Quarter........................................$33.50              $19.31
                 Second Quarter.......................................$41.00              $20.00
                 Third Quarter........................................$48.25              $33.63
                 Fourth Quarter.......................................$47.75              $27.75


         There were approximately 3,700 shareholders of record (including brokerage firms and other nominees) of the Common Stock as of December 31, 2000.

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

                                                                            Year ended December 31
                                              -----------------------------------------------------------------------------------
                                                   2000             1999              1998           1997(4)            1996
                                              --------------    -------------    --------------   --------------    -------------
                                                                     (In thousands, except per share data)
INCOME STATEMENT DATA: (1), (2)
Operating revenue                                   $214,907         $170,843          $130,438         $105,140         $ 80,737
Income from operations                                37,301           26,444            16,011           13,064            8,516
Operating margin (3)                                    17.4%            15.5%             12.3%             12.4%            10.5%
Income from continuing operations                     23,445           16,040             9,189            7,444            4,884
Income from continuing operations
   per share: (5)
      Basic                                             1.11             0.80              0.49             0.42             0.27
      Diluted                                           1.05             0.76              0.48             0.40             0.27

Cash dividends declared per
   common share (5)                                       --               --                --               --               --

BALANCE SHEET DATA (AT END OF PERIOD):
Total assets of continuing operations               $115,968         $ 79,617          $ 56,808         $ 39,965         $ 31,887
Long-term obligations of continuing
   operations, net of current portion                  7,232            4,754            20,126            8,254            7,323
Shareholders' equity (6)                              83,453           54,952            19,071           50,460           41,264

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

         \
                                                                               Year Ended December 31
                                                          -----------------------------------------------------------------
                                                                2000                     1999                    1998
                                                          ----------------         ----------------         ---------------
Operating revenue                                                   100.0%                   100.0%                  100.0%
Operating expenses:
     Purchased transportation                                         42.5                     43.8                    43.2
     Salaries, wages and employee benefits                            22.0                     22.4                    23.9
     Operating leases                                                  4.7                      5.2                     5.3
     Depreciation and amortization                                     2.7                      2.9                     3.3
     Insurance and claims                                              1.7                      1.2                     1.8
     Other operating expenses                                          9.0                      9.0                    10.2
                                                          ----------------         ----------------         ---------------
Total operating expenses                                              82.6                     84.5                    87.7
                                                          ----------------         ----------------         ---------------
Income from operations                                                17.4                     15.5                    12.3
                                                          ----------------         ----------------         ---------------
Interest expense                                                        --                    (0.5)                   (0.9)
Other income, net                                                      0.3                      0.2                      --
                                                          ----------------         ----------------         ---------------
Income from continuing operations before
   income taxes                                                       17.7                     15.2                    11.4
Income taxes                                                           6.8                      5.8                     4.4
                                                          ----------------         ----------------         ---------------
Income from continuing operations                                    10.9%                     9.4%                    7.0%
                                                          ================         ================         ===============

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

        Operating revenue increased by $44.1 million, or 25.8%, to $214.9 million for 2000 from $170.8 million in 1999. This increase resulted primarily from increased volume from domestic and international air cargo customers, an increased number of operating terminals and direct shuttles, and enhanced logistics services.

        Purchased transportation was 42.5% of operating revenue in 2000 compared to 43.8% in 1999. The decrease in purchased transportation was primarily attributable to operating efficiencies resulting from increased volumes of freight transported through the Forward Air network.

        Salaries, wages and employee benefits were 22.0% of operating revenue in 2000 compared to 22.4% in 1999. The decrease in salaries, wages and employee benefits as a percentage of operating revenue was due primarily to operating efficiencies resulting from increased volumes of freight transported through the Forward Air network.

        Operating leases, the largest component of which is terminal rent, were 4.7% of operating revenue in 2000 compared to 5.2% in 1999. This decrease in operating leases as a percentage of revenue was attributable to increased leverage resulting from increased operating revenue.

        Depreciation and amortization expense as a percentage of operating revenue was 2.7% in 2000, compared to 2.9% in 1999. The decrease in depreciation and amortization expense as a percentage of revenue was attributable to increased utilization of operating equipment during 2000 as a result of increased operating revenue.

        Insurance and claims as a percentage of revenue was 1.7% of operating revenue in 2000, compared with 1.2% in 1999. This increase in insurance and claims expense as a percentage of revenue was due primarily to an increase in the frequency and severity of accidents and higher premium costs during 2000.

        Other operating expenses were 9.0% of operating revenue in 2000 and 1999.

        Income from operations increased by $10.9 million, or 41.3%, to $37.3 million for 2000 compared to $26.4 million for 1999. This increase in income from operations is due primarily to a lower operating cost structure resulting from an increase in operating revenue, which allowed the Company to spread the fixed costs of its network over a larger revenue base. The increase in income from operations during 2000 was partially offset by operating losses of approximately $1.6 million relating to the Company's information technology subsidiary, LogTech Corporation. In 2001, the Company plans to wind-down the LogTech operations and begin offering its information technology services to its existing customer base. The wind-down of LogTech operations will result in an additional estimated $350,000, or $.01 per share, of operating losses during the first quarter of 2001.

        Interest expense was $107,000 in 2000 compared to $787,000, or 0.5% of revenue, in 1999. The decrease in interest expense was due to lower average net borrowings during 2000 coupled with the capitalization of interest costs totaling $301,000 during 2000 relating to the development of internal-use software.

        The combined federal and state effective tax rate for 2000 was 38.2%, compared to a rate of 38.3% for 1999. For information concerning income taxes, as well as information regarding differences between effective tax rates and statutory rates, see Note 6 of the Notes to Consolidated Financial Statements.

         As a result of the foregoing factors, income from continuing operations increased by $7.4 million, or 46.3%, to $23.4 million for 2000, from $16.0 million in 1999.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

         Operating revenue increased by $40.4 million, or 31.0%, to $170.8 million for 1999 from $130.4 million in 1998. This increase resulted primarily from increased volume from domestic and international air cargo customers, an increased number of operating terminals and direct shuttles, and enhanced logistics services.

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

         Interest expense was $787,000, or 0.5%, of operating revenue in 1999, compared to $1.2 million, or 0.9%, in 1998. The decrease in interest expense was due to lower average net borrowing during 1999 coupled with the capitalization of interest costs totaling $71,000 during 1999 relating to the development of internal-use software.

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

Liquidity and Capital Resources

         Prior to the Spin-off in September 1998, the Company operated its business and the truckload carrier business of Landair Corporation. As a result, the Company's statement of cash flows for 1998 does not reflect the cash flows of its business on a stand-alone basis.

         The Company has historically financed its working capital needs, including capital purchases, with cash flows from operations and borrowings under its bank lines of credit. Net cash provided by operating activities totaled approximately $33.8 million for 2000, $20.1 million for 1999 and $1.9 million for 1998. The increases in net cash provided by operating activities in 2000 and 1999 are mainly attributable to growth and improvements in results of operations.

         Net cash used in investing activities was approximately $26.9 million in 2000, $13.4 million in 1999 and $17.0 million in 1998. Investing activities consisted primarily of acquisitions in 2000 and 1999 and the $5.0 million capital contribution to Landair Corporation in 1998, along with the purchase of operating equipment and management information systems during all three years.

         Net cash provided by financing activities was $2.6 million and $14.6 million in 2000 and 1998, respectively, compared to cash used in financing activities of $1.2 million in 1999. Financing activities included the continued financing of operating equipment and working capital needs, repayment of long-term debt and capital leases, proceeds received from the exercise of stock options, Common Stock issued under the Company's employee stock purchase plan, and Common Stock issued from a public offering.

         On May 4, 1999, 1.5 million shares of the Common Stock of the Company were sold under a Form S-3 Registration Statement dated April 23, 1999. The net proceeds of the offering were $18.0 million and were used principally to repay outstanding debt.

         The Company expects net capital expenditures in 2001 for operating equipment and management information systems, excluding acquisitions, to be less than $5 million. The Company expects to fund these expenditures through cash provided by operating activities and borrowings under its credit facility.

         The credit facility consists of a working capital line of credit. As long as the Company complies with several financial covenants and ratios, the credit facility permits it to borrow up to $20.0 million. Interest rates for advances under the facilities vary based on covenants related to total indebtedness, cash flows, results of operations and other ratios. The facility bears interest at LIBOR plus 1.00% to 1.90%, expires in April 2002 and is secured by accounts receivable. The amount the Company can borrow under the line of credit is reduced by the amount of any outstanding letters of credit.

         Management believes that the Company's available cash, expected cash generated from future operations and borrowings under available lines of credit, will be sufficient to satisfy anticipated cash needs for at least the next twelve months.

         On February 24, 1999, the Board of Directors approved a two-for-one stock split which was distributed on March 19, 1999. On January 10, 2000, the Board of Directors approved a three-for-two stock split which was distributed on January 28, 2000. All share, earnings per share, dividends per share, and quarterly stock price data included herein and in the Consolidated Financial Statements and Notes thereto have been restated to give effect to the stock splits.

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


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this item with respect to directors of the Company is incorporated herein by reference to the Company's definitive proxy statement for its 2001 Annual Meeting of Shareholders (the "2001 Proxy Statement"). The 2001 Proxy Statement will be filed with the Commission not later than 120 days subsequent to December 31, 2000.

         Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this item is incorporated herein by reference to the 2001 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2000.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this item is incorporated herein by reference to the 2001 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this item is incorporated herein by reference to the 2001 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2000.

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

         (b)               Reports on Form 8-K.

                           The Company filed a report on Form 8-K on December 13, 2000 in connection with the December 3, 2000 purchase by Forward Air, Inc. of the assets of DTSI, Inc. from SouthTrust Bank.

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

                                       FORWARD AIR CORPORATION



                                       By: /s/ Scott M. Niswonger
                                          --------------------------------------
                                          Scott M. Niswonger, Chairman
                                          and Chief Executive Officer

                                       Date: March 30, 2001

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

            NAME                                          CAPACITY                                    DATE



 /s/ Scott M. Niswonger                           Chairman and                                   March 30, 2001
-------------------------------------             Chief Executive Officer
     Scott M. Niswonger                           (Principal Executive Officer)




  /s/ Edward W. Cook                              Chief Financial Officer,                       March 30, 2001
-------------------------------------             Senior Vice President, Treasurer
     Edward W. Cook                               and Director (Principal Financial
                                                  and Accounting Officer)



  /s/ Bruce A. Campbell                           President, Chief Operating                     March 30, 2001
-------------------------------------             Officer and Director
      Bruce A. Campbell



  /s/ Richard H. Roberts                          Senior Vice President, General                 March 30, 2001
-------------------------------------             Counsel, Secretary and Director
     Richard H. Roberts



 /s/ James A. Cronin, III                         Director                                       March 30, 2001
-------------------------------------
     James A. Cronin, III



 /s/ Robert K. Gray                               Director                                       March 30, 2001
-------------------------------------
Hon. Robert K. Gray



 /s/ Ray A. Mundy                                 Director                                       March 30, 2001
-------------------------------------
     Ray A. Mundy

                           Annual Report on Form 10-K

                   Item 8, Item 14(a)(1) and (2), (c) and (d)

          List of Financial Statements and Financial Statement Schedule

                   Financial Statements and Supplementary Data

                                Certain Exhibits

                          Financial Statement Schedule

                          Year Ended December 31, 2000

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

                             Forward Air Corporation

                  Form 10-K -- Item 8 and Item 14(a)(1) and (2)

         Index to Financial Statements and Financial Statement Schedule

The following consolidated financial statements of Forward Air Corporation are included as a separate section of this report:

                                                                                                          Page No.
                                                                                                          --------
Report of Ernst & Young LLP, Independent Auditors............................................................F-3
Consolidated Balance Sheets - December 31, 2000 and 1999.....................................................F-4
Consolidated Statements of Income - Years Ended December 31, 2000,
   1999 and 1998.............................................................................................F-6
Consolidated Statements of Shareholders' Equity - Years Ended
   December 31, 2000, 1999 and 1998..........................................................................F-7
Consolidated Statements of Cash Flows - Years Ended December 31, 2000,
   1999 and 1998.............................................................................................F-8
Notes to Consolidated Financial Statements - December 31, 2000..............................................F-10

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

                         Report of Independent Auditors

The Board of Directors and Shareholders
Forward Air Corporation

We have audited the accompanying consolidated balance sheets of Forward Air Corporation as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2000. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forward Air Corporation at December 31, 2000 and 1999, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                       Ernst & Young LLP

Nashville, Tennessee
February 7, 2001

                             Forward Air Corporation

                           Consolidated Balance Sheets

                                                                                                December 31
                                                                                           2000              1999
                                                                                       ----------------------------
                                                                                              (In thousands)
ASSETS
Current assets:
  Cash and cash equivalents                                                            $  15,589          $   5,989
  Accounts receivable, less allowances of $1,184 in
    2000 and $918 in 1999                                                                 33,617             27,342
  Income taxes receivable                                                                  1,926                 --
  Inventories                                                                                439                640
  Prepaid expenses                                                                         2,398              1,791
Deferred income taxes                                                                        956                652
                                                                                       ----------------------------
Total current assets                                                                      54,925             36,414

Property and equipment:
  Land                                                                                     3,199              3,199
  Buildings                                                                                9,936              6,919
  Equipment                                                                               42,636             33,890
  Leasehold improvements                                                                   1,642              1,372
  Software development in progress                                                         6,707              1,817
                                                                                       ----------------------------
                                                                                          64,120             47,197

  Accumulated depreciation and amortization                                               19,059             14,307
                                                                                       ----------------------------
                                                                                          45,061             32,890

Goodwill and other intangibles, net                                                       15,083              9,458
Other assets                                                                                 899                855
                                                                                       ----------------------------
Total assets                                                                           $ 115,968          $  79,617
                                                                                       ============================

                                                                                                 December 31

                                                                                            2000               1999
                                                                                         ---------          ---------
                                                                                                (In thousands)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                       $   9,730          $   7,436
  Accrued payroll and related items                                                          2,215              2,798
  Insurance and claims accruals                                                              2,354              2,127
  Income taxes payable                                                                          --                633
  Other accrued expenses                                                                     3,856              2,587
  Current portion of long-term debt                                                            532                758
  Current portion of capital lease obligations                                                 446                513
                                                                                         ----------------------------
Total current liabilities                                                                   19,133             16,852

Long-term debt, less current portion                                                         2,784                835
Capital lease obligations, less current portion                                              4,448              3,919
Deferred income taxes                                                                        6,150              3,059

Commitments and contingencies                                                                   --                 --

Shareholders' equity:
  Preferred stock, $.01 par value:
    Authorized shares - 5,000,000
    No shares issued                                                                            --                 --
  Common stock, $.01 par value:
    Authorized shares - 50,000,000
    Issued and outstanding shares - 21,311,799 in
    2000 and 20,732,963 in 1999                                                                  213                207
  Additional paid-in capital                                                                  40,578             35,528
  Retained earnings                                                                           42,662             19,217
                                                                                           ----------------------------
Total shareholders' equity                                                                    83,453             54,952
                                                                                           ----------------------------
Total liabilities and shareholders' equity                                                 $ 115,968          $  79,617
                                                                                           ============================

See accompanying notes.

                             Forward Air Corporation

                        Consolidated Statements of Income

                                                                                 Year ended December 31
                                                                      2000                 1999                 1998
                                                                   ----------------------------------------------------
                                                                          (In thousands, except per share data)
Operating revenue                                                  $  214,907           $  170,843           $  130,438

Operating expenses:
      Purchased transportation                                         91,421               74,836               56,345
      Salaries, wages and employee benefits                            47,253               38,325               31,191
      Operating leases                                                 10,059                8,807                6,876
      Depreciation and amortization                                     5,783                4,996                4,346
      Insurance and claims                                              3,639                2,007                2,402
      Other operating expenses                                         19,451               15,428               13,267
                                                                   ----------------------------------------------------
                                                                      177,606              144,399              114,427
                                                                   ----------------------------------------------------
Income from operations                                                 37,301               26,444               16,011

Other income (expense):
      Interest expense                                                   (107)                (787)              (1,206)
      Other, net                                                          773                  333                   37
                                                                   ----------------------------------------------------
                                                                          666                 (454)              (1,169)
                                                                   ----------------------------------------------------
Income from continuing operations before
     income taxes                                                      37,967               25,990               14,842
Income taxes                                                           14,522                9,950                5,653
                                                                   ----------------------------------------------------
Income from continuing operations                                      23,445               16,040                9,189
                                                                   ----------------------------------------------------
Discontinued operations:
    Income from operations (less income taxes of $850)                     --                   --                1,345
    Loss on Spin-off (less income taxes of $440)                           --                   --                 (380)
                                                                   ----------------------------------------------------
                                                                           --                   --                  965
                                                                   ----------------------------------------------------
Net income                                                         $   23,445           $   16,040           $   10,154
                                                                   ====================================================

Income per share:
      Basic:
         Income from continuing operations                         $     1.11           $      .80           $      .49
         Income from discontinued operations                               --                   --                  .06
                                                                   ----------------------------------------------------
         Net income                                                $     1.11           $      .80           $      .55
                                                                   ====================================================
      Diluted:
         Income from continuing operations                         $     1.05           $      .76           $      .48
         Income from discontinued operations                               --                   --                  .05
                                                                   ----------------------------------------------------
         Net income                                                $     1.05           $      .76           $      .53
                                                                   ====================================================

See accompanying notes.

                             Forward Air Corporation

                 Consolidated Statements of Shareholders' Equity

                                                                Common Stock        Additional                     Total
                                                              -----------------       Paid-in       Retained    Shareholders'
                                                              Shares     Amount       Capital       Earnings       Equity
                                                              ----------------------------------------------------------------
                                                                                        (In thousands)
Balance at December 31, 1997                                  18,073     $  181     $  26,683      $  23,596      $  50,460
  Net income for 1998                                             --         --            --         10,154         10,154
  Exercise of stock options                                      798          8         2,402             --          2,410
  Common stock issued under
    employee stock purchase plan                                  11         --            69             --             69
  Income tax benefit from stock
    options exercised                                             --         --           232             --            232
  Spin-off of Landair Corporation                                 --         --       (13,681)       (30,573)       (44,254)
                                                              ----------------------------------------------------------------
Balance at December 31, 1998                                  18,882        189        15,705          3,177         19,071
  Net income for 1999                                             --         --            --         16,040         16,040
  Exercise of stock options                                      336          3         1,328             --          1,331
  Common stock issued under
    employee stock purchase plan                                  15         --           136             --            136
  Income tax benefit from stock
    options exercised                                             --         --           341             --            341
  Net proceeds of public offering                              1,500         15        18,018             --         18,033
                                                              ----------------------------------------------------------------
Balance at December 31, 1999                                  20,733        207        35,528         19,217         54,952
  Net income for 2000                                             --         --            --         23,445         23,445
  Exercise of stock options                                      573          6         2,611             --          2,617
  Common stock issued under
    employee stock purchase plan                                   6         --           177             --            177
  Income tax benefit from stock
     options exercised                                            --         --         2,262             --          2,262
                                                              ----------------------------------------------------------------
Balance at December 31, 2000                                  21,312     $  213     $  40,578      $  42,662      $  83,453
                                                              ================================================================

See accompanying notes.

                             Forward Air Corporation

                      Consolidated Statements of Cash Flows

                                                                                  Year ended December 31
                                                                       2000                1999                 1998
                                                                   ----------------------------------------------------
                                                                                      (In thousands)
OPERATING ACTIVITIES
Net income                                                         $   23,445           $   16,040           $   10,154
Adjustments to reconcile net income to
     net cash provided by operating activities:
       Income from discontinued operations                                 --                   --               (2,075)
       Depreciation and amortization                                    5,783                4,996                4,346
       (Gain) loss on sale of property and equipment                       33                  (43)                (128)
       Provision for losses on receivables                                433                  295                  438
       Provision for revenue adjustments                                1,258                1,245                1,641
       Deferred income taxes                                            2,787                1,450                1,893
       Changes in operating assets and liabilities,
          net of effects from acquisition of businesses:
           Accounts receivable                                         (2,410)              (9,128)              (4,162)
           Inventories                                                    201                 (251)                 (89)
           Prepaid expenses                                              (607)                 754               (1,191)
           Accounts payable and accrued expenses                        3,207                5,021                8,314
           Income taxes                                                  (297)                (275)                 203
           Due to Truckload Business subsidiaries                          --                   --              (17,447)
                                                                   ----------------------------------------------------
Net cash provided by operating activities                              33,833               20,104                1,897

INVESTING ACTIVITIES
Purchases of property and equipment                                   (16,547)              (7,412)             (11,764)
Proceeds from disposal of property and equipment                          494                1,001                  117
Acquisition of businesses                                             (10,711)              (6,814)                  --
Contribution of capital to discontinued operations                         --                   --               (5,000)
Other                                                                     (87)                (139)                (335)
                                                                   ----------------------------------------------------
Net cash used in investing activities                                 (26,851)             (13,364)             (16,982)

FINANCING ACTIVITIES
Proceeds from long-term debt                                            1,853                   --               21,792
Payments of long-term debt                                             (1,479)             (19,739)              (8,631)
Payments of capital lease obligations                                    (550)                (967)                (995)
Proceeds from exercise of stock options                                 2,617                1,331                2,410
Proceeds from common stock issued under
    employee stock purchase plan                                          177                  136                   69
Net proceeds from public offering of common stock                          --               18,033                   --
                                                                   ----------------------------------------------------
Net cash provided by (used in) financing activities                     2,618               (1,206)              14,645
                                                                   ----------------------------------------------------
Net increase (decrease) in cash and cash equivalents                    9,600                5,534                 (440)
Cash and cash equivalents at beginning of year                          5,989                  455                  895
                                                                   ----------------------------------------------------
Cash and cash equivalents at end of year                           $   15,589           $    5,989           $      455
                                                                   ====================================================

                             Forward Air Corporation

                                                                                       Year ended December 31
                                                                               2000              1999             1998
                                                                             -----------------------------------------
                                                                                          (In thousands)
Non-cash transactions:
   Issuance of note payable to DTSI for non-compete
   agreement                                                                 $  1,349          $     --          $  --
                                                                             =========================================
   Capital lease obligation to Rickenbacker
   Port Authority                                                            $  1,011          $     --          $  --
                                                                             =========================================
   Issuance of notes payable to Quick Delivery Service,
   Inc. and LTD Air Cargo, Inc. for asset acquisitions
   and non-compete agreements                                                $     --          $  1,400          $  --
                                                                             =========================================

See accompanying notes.

                             Forward Air Corporation

                   Notes to Consolidated Financial Statements

                                December 31, 2000

1.  ACCOUNTING POLICIES

BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements of the Company include Forward Air Corporation and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

On July 9, 1998 (the "Measurement Date"), the Board of Directors of the Company authorized the separation of the Company into two publicly-held corporations, one owning and operating the deferred air freight operations and the other owning and operating the truckload operations (the "Spin-off").

The Spin-off was effected on September 23, 1998 through the distribution to shareholders of the Company of all of the outstanding shares of common stock of a new truckload holding company (formerly "the Truckload Business"), Landair Corporation. Pursuant to the Spin-off, the common stock of Landair Corporation was distributed on a pro rata basis of one share of Landair Corporation common stock for every one share of the Company's common stock held as of the record date. Subsequent to the Spin-off, the Company has continued as the legal entity that owns and operates the deferred air freight operations through its operating subsidiaries and Landair Corporation is the legal entity that owns and operates the truckload operations. As a result of the Spin-off, the results of operations and cash flows of the Truckload Business have been reported as discontinued operations for all periods presented in the accompanying consolidated financial statements (see Note 2).

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

                             Forward Air Corporation

1.  ACCOUNTING POLICIES (CONTINUED)

USE OF ESTIMATES

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

OPERATING REVENUE

Operating revenue and related costs are recognized as of the date shipments are completed. No single customer accounted for more than 10% of operating revenue from continuing operations in 2000, 1999 or 1998.

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

The Company reviews its long-lived assets, including goodwill and other intangibles, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The measurement of possible impairment is based upon determining whether

                             Forward Air Corporation

1.  ACCOUNTING POLICIES (CONTINUED)

projected undiscounted future cash flows from the use of the asset over its remaining useful life are less than the carrying value of the asset. As of December 31, 2000, in the opinion of management, there has been no such impairment.

RISK MANAGEMENT

The Company is self-insured for certain of its workers' compensation, property damage, auto liability and medical benefit claims. The Company has entered into agreements with independent insurance companies to limit its losses with respect to these claims.

INCOME PER SHARE

The Company calculates income per share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128, Earnings Per Share. Under SFAS No. 128, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share includes any dilutive effects of options, warrants and convertible securities, and uses the treasury stock method in calculating dilution. All earnings per share data included in the consolidated financial statements and notes thereto have been restated to give effect to a three-for-two stock split and a two-for-one stock split (see Note 5).

COMPREHENSIVE INCOME

The Company had no items of other comprehensive income in 2000, 1999 and 1998 and, accordingly, comprehensive income is equivalent to net income.

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

COMMON EXPENSES

Prior to the Spin-off, certain administrative and back office functions were shared by both the Forward Air Business and the Truckload Business. The expenses related to these services were allocated to the Forward Air Business and the Truckload Business in accordance with the provisions of a Transition Services Agreement as discussed in Note 2. These administrative

                             Forward Air Corporation

1.  ACCOUNTING POLICIES (CONTINUED)

expenses, which would have been incurred by the Forward Air Business and the Truckload Business if each had been operated as an independent stand-alone entity, totaled $2.8 million for the Forward Air Business and $3.2 million for the Truckload Business for the period January 1, 1998 through September 23, 1998.

Interest expense of $661,000 for the Forward Air Business and $1.4 million for the Truckload Business for the period from January 1, 1998 through September 23, 1998 has been allocated by the Company on an annual basis based upon the pro rata share of average operating assets of the Truckload Business and the Forward Air Business.

Management believes these allocation methods are reasonable.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued and was required to be adopted in years beginning after June 15, 1999. In June 1999, SFAS No. 137 was issued, deferring the effective date of SFAS No. 133 for one year. This Statement requires all derivatives to be recorded on the balance sheet at fair value. This results in the offsetting changes in fair values or cash flows of both the hedge and the hedged item being recognized in earnings or other comprehensive income, as appropriate, in the same period. Changes in fair value of derivatives not meeting the Statement's hedge criteria are included in income. The Company adopted the new Statement as of January 1, 2001. The Company does not expect the adoption of this Statement to have a significant effect on its results of operations or financial position.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior year financial statements to conform to the 2000 presentation. These reclassifications had no effect on net income as previously reported.

2.  DISCONTINUED OPERATIONS

As discussed in Note 1, on July 9, 1998, the Board of Directors of the Company authorized the separation of the Company into two publicly-held corporations, one owning and operating the Forward Air Business and the other owning and operating the Truckload Business. The Spin-off was effected on September 23, 1998.

                            Forward Air Corporation

2.  DISCONTINUED OPERATIONS (CONTINUED)

Summarized income statement information relating to the Truckload Business (as reported in discontinued operations) is as follows (in thousands):


                                                                                    1998(1)
                                                                                   --------
              Operating revenue                                                    $ 51,543
              Operating expenses                                                     48,450
                                                                                   --------
              Income from operations                                                  3,093
              Interest expense                                                         (924)
              Other income                                                               26
                                                                                   --------
              Income before income taxes                                              2,195
              Income taxes                                                              850
                                                                                   --------
              Income from discontinued operations                                  $  1,345
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

                            Forward Air Corporation

2.  DISCONTINUED OPERATIONS (CONTINUED)

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

EMPLOYEE BENEFIT MATTERS AGREEMENT

The Employee Benefit Matters Agreement provided for the treatment of employee benefit matters and other compensation arrangements for the employees of the Company and Landair Corporation after the Spin-off. Pursuant to this agreement, the Company continued sponsorship of the various employee benefit plans and welfare plans of the Company with respect to employees of the Company after the Spin-off, and Landair Corporation established such similar plans to provide to its employees after the Spin-off substantially the same benefits previously provided to them as employees of the Company. This Employee Benefit Matters Agreement also provided for the adjustment and conversion of the existing non-exercisable stock options of the Company into options of Landair Corporation for those employees that continued employment with Landair Corporation after the Spin-off. (See Note 5).

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

3.  ACQUISITION OF BUSINESSES

In December 2000, the Company acquired the assets of Dedicated Transportation Services, Inc. ("DTSI"), a deferred air freight contractor to the air cargo industry based in Santa Ana, California. The Company paid approximately $10.7 million in cash for certain assets of DTSI (including approximately $700,000 of capitalized direct and/or out-of-pocket expenses related to

                            Forward Air Corporation

3.  ACQUISITION OF BUSINESSES (CONTINUED)

the acquisition), which included accounts receivable, net of estimated costs to collect such receivables, in the amount of approximately $5.4 million. As of December 31, 2000, the Company has collected approximately $1.3 million in DTSI accounts receivable and the remaining $4.1 million is included in accounts receivable in the accompanying balance sheet. The acquisition was accounted for as a purchase and the excess cost over fair value of the net assets acquired is being amortized on a straight-line basis over a fifteen-year period. The allocation of the purchase price resulted in a tentative allocation of $5.1 million to goodwill. This allocation may change upon the completion of the collection of DTSI accounts receivable. The Company also entered into non-compete agreements with the former owners of DTSI, which provide for a total of $500,000 to be paid annually by the Company over a three-year period. Non-compete agreements are being amortized over the terms of the agreements.

In October 1999, the Company acquired certain air cargo operating assets of Quick Delivery Service, Inc. ("Quick"), a deferred air freight contractor to the air cargo industry based in Mobile, Alabama and certain air cargo operating assets of LTD Air Cargo, Inc. ("LTD"), a deferred air freight contractor to the air cargo industry based in Franklin, Tennessee. The Company paid approximately $6.8 million in cash and issued notes payable totaling $1.0 million for the above two acquisitions. The acquisitions were accounted for as purchases. The Company also entered into non-compete agreements with the former owners of Quick and LTD for a total of $400,000 to be paid in installments by the Company over the terms of the agreements. Non-compete agreements are being amortized over the terms of the agreements. Goodwill relating to the Quick and LTD acquisitions totaled approximately $6.4 million and is being amortized on a straight-line basis over a life of fifteen years.

The results of operations for the acquired businesses are included in the consolidated statements of income from the respective acquisition dates forward.

Goodwill and other intangible assets totaled $16.2 million and $9.8 million at December 31, 2000 and 1999, respectively. Accumulated amortization of goodwill and other intangible assets totaled approximately $1.1 million and $300,000 at each year end, respectively. The net present value of payments required under the non-compete agreements are included as obligations in long-term debt (see
Note 4).

                            Forward Air Corporation

4.  LONG-TERM DEBT

Long-term debt consists of the following:


                                                                       December 31
                                                             2000                      1999
                                                            ------                    ------
                                                                      (In thousands)

Line of credit                                              $1,853                    $   --
Non-compete obligations                                      1,463                       400
Other, principally 7.0% due through 2003                        --                     1,193
                                                            ------                    ------
                                                             3,316                     1,593
Less current portion                                           532                       758
                                                            ------                    ------
                                                            $2,784                    $  835
                                                            ======                    ======

Effective with the Spin-off, the Company entered into a $20.0 million working capital line of credit facility with a Tennessee bank which expires in April 2002. Interest rates for advances under the facility vary from LIBOR plus 1.0% to 1.9% based upon covenants related to total indebtedness, cash flows, results of operations and other ratios (7.8% and 6.8% at December 31, 2000 and 1999, respectively). Advances are collateralized primarily by accounts receivable. The agreement contains, among other things, restrictions that do not allow the payment of dividends, and requires the maintenance of certain levels of net worth and other financial ratios. At December 31, 2000, the Company had $1.9 million outstanding under the line and had utilized $4.3 million of availability for outstanding letters of credit.

Maturities of long-term debt are as follows (in thousands):


               2001                                       $  532
               2002                                        2,314
               2003                                          470
                                                          ------
                                                          $3,316
                                                          ======

Interest payments during 2000, 1999 and 1998 were $409,000, $911,000 and $1.2 million, respectively, of which $301,000, $71,000 and $-0- was capitalized.

5.  SHAREHOLDERS' EQUITY AND STOCK OPTIONS

Preferred Stock -- The Board of Directors is authorized to issue, at its discretion, up to 5.0 million shares of preferred stock, par value $.01. The terms and conditions of the preferred shares are to be determined by the Board of Directors. No shares have been issued to date.

                            Forward Air Corporation

5.  SHAREHOLDERS' EQUITY AND STOCK OPTIONS (CONTINUED)

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

At December 31, 1998, the Company had reserved 3.0 million shares of common stock under a Stock Option and Incentive Plan. In February 1999, the Company reserved an additional 1.5 million common shares under the 1999 Stock Option and Incentive Plan, resulting in a total of 4.5 million shares being reserved at December 31, 2000 and 1999. Options issued under the Plans have eight to ten year terms and vest over a four to five year period.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, Accounting for Stock Based Compensation, which also requires that the information be determined as if the Company has accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2000, 1999 and 1998, respectively: risk-free interest rates of 6.5%, 5.2% and 4.7%; dividend ratio of zero; volatility factors of the expected market price of the common stock of 0.7, 0.7 and 0.5; and a weighted-average expected life of the option of seven years.

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

                            Forward Air Corporation

5.  SHAREHOLDERS' EQUITY AND STOCK OPTIONS (CONTINUED)

For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the options' vesting period. The Company's pro forma information follows (in thousands, except per share data):


                                                      2000                         1999                           1998
                                                   ----------                    ----------                    ---------
Pro forma net income                               $   22,463                    $   14,946                    $    9,839
Pro forma net income per share:
     Basic                                         $     1.07                    $      .74                    $      .53
     Diluted                                       $     1.01                    $      .71                    $      .51

A summary of the Company's employee stock option activity and related information for the years ended December 31 follows:


                                           2000                       1999                      1998
                                  ----------------------     ----------------------   ---------------------
                                               Weighted-                  Weighted-               Weighted-
                                                Average                    Average                 Average
                                  Options      Exercise      Options      Exercise    Options     Exercise
                                   (000)         Price        (000)         Price      (000)        Price
                                  -------      ---------     ------       ---------   ------      ---------
Outstanding - beginning
   of year                         1,682         $  6         1,146         $4         1,813         $4
   Granted/converted                 198           27           888          7           254          5
   Exercised                        (573)           5          (336)         4          (708)         2
   Forfeited                         (43)          11           (16)         4          (213)         4
                                  ------         ----        ------         --        ------         --
Outstanding - end of year          1,264         $  9         1,682         $6         1,146         $4
                                  ======         ====        ======         ==        ======         ==
Exercisable at end of year           357         $  5           490         $4           607         $4
                                  ======         ====        ======         ==        ======         ==
Options available for
   grant                             402                        557                      314
                                  ======                     ======                   =====
Weighted-average fair
   value of options
   granted during the year        $19.69                     $ 5.24                   $3.37
                                  ======                     ======                   =====

Exercise prices for options outstanding as of December 31, 2000 ranged from $2.67 to $37.41.

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

                            Forward Air Corporation

5.  SHAREHOLDERS' EQUITY AND STOCK OPTIONS (CONTINUED)

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

Non-Employee Director Options -- In July 2000, May 2000, May 1999 and August 1998, options to purchase 7,500, 15,000, 22,500 and 56,250 shares of common stock, respectively, were granted to the non-employee directors of the Company at option prices of $36.38, $33.75, $17.83 and $6.13 per share, respectively. All options held by directors of the Company as of the Spin-off were adjusted on the basis of a formula designed to preserve the fair market value of such options on the date of the Spin-off.

The options have terms of ten years and are exercisable in installments which vest over two-year periods from the date of grant. At December 31, 2000, 270,000 options are outstanding and will expire in May 2005 through July 2010, unless a non-employee director resigns or is not re-elected, in which event the options expire 90 days after the option holder is no longer a non-employee director.

Employee Stock Purchase Plan -- The Company implemented an employee stock purchase plan effective January 1, 1996 at which time participating employees became entitled to purchase common stock through payroll deduction of up to 10% of the employee's annual compensation. The issue price of the common stock is equal to the lesser of (1) 85% of market price on the first trading day of the semi-annual option period or (2) 85% of market price on the last trading day of the semi-annual option period. The Company has reserved 900,000 shares of common stock for issuance pursuant to the plan. At December 31, 2000, approximately 81,000 shares had been issued under the Plan.

                            Forward Air Corporation

5.  SHAREHOLDERS' EQUITY AND STOCK OPTIONS (CONTINUED)

Earnings Per Share -- The following table sets forth the computation of basic and diluted income per share (in thousands, except per share data):


                                                                2000           1999           1998
                                                              -------        -------        -------
Numerator:
     Numerator for basic and diluted income per share:
        Income from continuing operations                     $23,445        $16,040        $ 9,189
        Income from discontinued operations                        --             --            965
                                                              -------        -------        -------
        Net income                                            $23,445        $16,040        $10,154
                                                              =======        =======        =======

Denominator:
     Denominator for basic income per share-
         weighted-average shares                               21,074         20,072         18,589
     Effect of dilutive stock options                           1,161          1,110            681
                                                              -------        -------        -------
     Denominator for diluted income per share-
         adjusted weighted-average shares                      22,235         21,182         19,270
                                                              =======        =======        =======
Income per share - basic:
        Income from continuing operations                     $  1.11        $   .80        $   .49
        Income from discontinued operations                        --             --            .06
                                                              -------        -------        -------
        Net income                                            $  1.11        $   .80        $   .55
                                                              =======        =======        =======
Income per share - diluted:
        Income from continuing operations                     $  1.05        $   .76        $   .48
        Income from discontinued operations                        --             --            .05
                                                              -------        -------        -------
        Net income                                            $  1.05        $   .76        $   .53
                                                              =======        =======        =======

                            Forward Air Corporation

6.  INCOME TAXES

The Company and Landair Corporation entered into a Tax Sharing Agreement in connection with the Spin-off (see Note 2).

The provision for income taxes from continuing operations consists of the following:


                                       2000                      1999                      1998
                                     -------                    ------                    ------
                                                            (In thousands)
Current:
          Federal                    $10,392                    $7,509                    $3,246
          State                        1,343                       991                       514
                                     -------                    ------                    ------
                                      11,735                     8,500                     3,760
Deferred:
          Federal                      2,592                     1,382                     1,807
          State                          195                        68                        86
                                     -------                    ------                    ------
                                       2,787                     1,450                     1,893
                                     -------                    ------                    ------
                                     $14,522                    $9,950                    $5,653
                                     =======                    ======                    ======

The historical income tax expense differs from the amounts computed by applying the federal statutory rate of 35% to income before income taxes as follows:


                                                                2000                        1999                      1998
                                                              --------                     ------                    ------
                                                                                      (In thousands)

Tax expense at the statutory rate                             $ 13,288                     $9,097                    $5,195
State income taxes, net of federal benefit                       1,000                        688                       397
Meals and entertainment                                            357                        165                        61
Tax-exempt interest income                                        (123)                        --                        --
                                                              --------                     ------                    ------
                                                              $ 14,522                     $9,950                    $5,653
                                                              ========                     ======                    ======

                            Forward Air Corporation

6.  INCOME TAXES (CONTINUED)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets are as follows:


                                                                           December 31
                                                                  2000                       1999
                                                                -------                     -------
                                                                         (In thousands)
Deferred tax assets:
       Accrued expenses                                         $ 1,177                     $   973
       Allowance for doubtful accounts                              372                         345
       Capital lease                                                 59                          --
                                                                -------                     -------
Total deferred tax assets                                         1,608                       1,318
Deferred tax liabilities:
       Tax over book depreciation                                 3,195                       2,180
       Research and development expenses                          2,567                          --
       Prepaid expenses deductible when paid                        523                         476
       Capital lease                                                 --                         332
       Other                                                        517                         737
                                                                -------                     -------
Total deferred tax liabilities                                    6,802                       3,725
                                                                -------                     -------
Net deferred tax liabilities                                    $(5,194)                    $(2,407)
                                                                =======                     =======

The balance sheet classification of deferred income taxes is as follows:


                                                                December 31
                                                     2000                        1999
                                                   -------                     -------
                                                               (In thousands)

Current assets                                     $   956                     $   652
Noncurrent assets (liabilities)                     (6,150)                     (3,059)
                                                   -------                     -------
                                                   $(5,194)                    $(2,407)
                                                   =======                     =======

Total income tax payments, net of refunds, during fiscal 2000, 1999 and 1998 were $12.3 million, $8.1 million and $3.4 million, respectively.

                            Forward Air Corporation

7.  LEASES

In September 2000, the Company entered into an agreement with the Rickenbacker Port Authority ("Rickenbacker") to lease a building located near the Company's Columbus hub facility in Columbus, Ohio. At the inception of the lease, the Company made a $2.0 million payment to Rickenbacker. The lease agreement has a ten year initial term, with two five-year renewal options. The present value of the future minimum lease payments of $1.0 million (at December 31, 2000) is included in capital lease obligations in the accompanying consolidated balance sheet. The leased building was recorded in property and equipment at $3.0 million (which represents the present value of minimum lease payments, including the $2.0 million initial payment, as it is less than the fair value at the inception date). The building is being depreciated over the initial lease term, which is less than the estimated useful life of the building.

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

The Company leases certain equipment under capital leases. These equipment leases expire in various years through 2001.

Property and equipment include the following amounts for leases that have been capitalized:


                                                            December 31
                                                   2000                      1999
                                                 -------                    ------
                                                            (In thousands)
Land                                             $ 2,605                    $2,605
Buildings                                          6,687                     3,675
Equipment                                          2,472                     2,702
                                                 -------                    ------
                                                  11,764                     8,982
Less accumulated amortization                      3,074                     2,602
                                                 -------                    ------
                                                 $ 8,690                    $6,380
                                                 =======                    ======

Amortization of leased assets is included in depreciation and amortization expense.

The Company leases certain facilities and equipment under noncancellable operating leases that expire in various years through 2008. Certain of these leases may be renewed for periods varying

                            Forward Air Corporation

7.  LEASES (CONTINUED)

from one to ten years. Landair Corporation shares certain facilities leased by the Company, and has been allocated a portion of the rent expense related thereto (see Note 1 - Common Expenses). As discussed below, the Company entered into lease or sublease agreements with Landair Corporation related to certain facilities on or prior to the date of the Spin-off. Sublease rental income was $465,000, $773,000 and $653,000 in 2000, 1999 and 1998, respectively, and was included in operating revenue in the accompanying consolidated statements of income.

Included in operating leases is an aircraft leased under a dry lease arrangement from a limited liability corporation owned by the Company's Chairman and Chief Executive Officer which expired in July 1999. Under the terms of the lease agreement, the Company paid the limited liability corporation $700 per hour of usage subject to a 400 hour per year minimum usage guarantee. The total net amount of rent expense for this lease was $107,000 and $423,000 in 1999 and 1998, respectively. Upon expiration of the lease agreement, the Company commenced chartering the aircraft on an as-needed hourly basis. The air charter expense totaled $185,000 and $106,000 in 2000 and 1999, respectively. In addition, during 2000, the Company paid salaries and benefits of $130,000 for two pilots of the limited liability corporation.

On or prior to the date of the Spin-off, the Company entered into subleases with Landair Corporation pursuant to which the Company sublet to Landair Corporation (i) a portion of its terminal facility in Atlanta, Georgia; (ii) a portion of its terminal facility in Chicago, Illinois; (iii) a portion of its terminal facility in Detroit, Michigan; and (iv) a portion of the headquarters of the Company in Greeneville, Tennessee that is leased from the Greeneville-Greene County Airport Authority. The Company subleases the terminal facilities to Landair Corporation for consideration based upon the cost of such facilities to the Company and an agreed-upon percentage of usage. The Company subleases a portion of Landair Corporation's facility in Indianapolis for consideration based upon an agreed-upon percentage of usage. The Company expects to receive aggregate future minimum rental payments under noncancelable subleases of approximately $950,000.

                            Forward Air Corporation

7.  LEASES (CONTINUED)

Future minimum rental payments under capital leases and noncancellable operating leases with initial or remaining terms in excess of one year consisted of the following at December 31, 2000:


                                                               Capital                  Operating
Fiscal Year                                                    Leases                   Leases
-----------                                                    ------                   ---------
                                                                         (In thousands)
   2001                                                        $  775                    $ 9,646
   2002                                                           775                      6,809
   2003                                                           775                      4,638
   2004                                                           775                      2,718
   2005                                                           775                        768
Thereafter                                                      2,414                         29
                                                               ------                    -------
Total minimum lease payments                                    6,289                    $24,608
                                                                                         =======
Amounts representing interest                                   1,395
                                                               ------
Present value of net minimum lease payments
   (including current portion of $446)                         $4,894
                                                               ======

8.  TRANSACTIONS WITH LANDAIR CORPORATION

The Company and Landair Corporation routinely engage in operating transactions as Landair Corporation hauls a portion of the deferred air freight shipments for the Company which are in excess of the Company's scheduled capacity. During 2000, 1999 and 1998, Landair Corporation provided $2.1 million, $3.3 million and $4.4 million, respectively, of transportation services for the Company which were included in the accompanying statements of income in purchased transportation.

In accordance with the terms included in the Transition Services Agreement, subsequent to the Spin-off the Company provided accounts payable, payroll, human resources, employee benefit plan administration, owner-operator settlement, central purchasing, accounting and legal, general administrative, and information technology services to Landair Corporation. The Company charged Landair Corporation $1.5 million, $2.4 million and $797,000, respectively, during the years ended December 31, 2000 and 1999 and the period September 24, 1998 through December 31, 1998 for these services. In addition, Landair Corporation provided the Company safety, licensing, permitting and fuel tax, recruiting and retention, and driver training center services subsequent to the Spin-off. Landair Corporation charged the Company $230,000, $455,000 and $193,000, respectively, during the years ended December 31, 2000 and 1999 and the period September 24, 1998 through December 31, 1998 for these services.

In connection with the Spin-off, the Company settled all intercompany balances for cash as of September 23, 1998. At December 31, 2000, accounts receivable included $315,000 of amounts

                            Forward Air Corporation

8.  TRANSACTIONS WITH LANDAIR CORPORATION (CONTINUED)

due from Landair Corporation related to services covered under the Transition Services Agreement and various other transactions between both entities. At December 31, 1999, accounts payable included $707,000 of amounts due to Landair Corporation related to services covered under the Transition Services Agreement and various transactions between both entities.

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

The estimated cost to complete software development in progress at December 31, 2000 is approximately $500,000.

10.  EMPLOYEE BENEFIT PLAN

The Company has a retirement savings plan (the "401(k) Plan"). The 401(k) Plan is a defined contribution plan whereby employees who have completed ninety days of service, a minimum of 1,000 hours of service and are age 21 or older are eligible to participate. The 401(k) Plan allows eligible employees to make contributions of 2% to 15% of their annual compensation. Employer contributions are made at 25% during 2000, 1999 and 1998 of the employee's contribution up to a maximum of 6% during 2000 and 1999 and 4% during 1998 of total annual compensation.

                            Forward Air Corporation

10.  EMPLOYEE BENEFIT PLAN (CONTINUED)

Employer contributions vest 20% after two years of service and continue vesting 20% per year until fully vested. The Company's matching contribution included in income from continuing operations for 2000, 1999 and 1998 was approximately $190,000, $146,000 and $71,000, respectively. In connection with the Spin-off, the account balances of Truckload employees were transferred to a Landair Corporation plan in a trust-to-trust transfer during 1999.

11.  FINANCIAL INSTRUMENTS

Off Balance Sheet Risk

At December 31, 2000, the Company had letters of credit outstanding totaling $4.3 million, all of which guarantee obligations carried on the balance sheet.

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

                            Forward Air Corporation

12.  QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

The following is a summary of the quarterly results of operations for the years ended December 31, 2000 and 1999:


                                                           2000
                                ------------------------------------------------------------
                                March 31         June 30        September 30     December 31
                                --------         -------        ------------     -----------
                                             (In thousands, except per share data)

Operating revenue               $49,407          $54,058          $53,703          $57,739
Income from operations            7,371            9,766            9,758           10,406
Net income                        4,589            6,118            6,145            6,593

Net income per share:
      Basic                     $   .22          $   .29          $   .29          $   .31
      Diluted                   $   .21          $   .28          $   .28          $   .30


                                                            1999
                                ------------------------------------------------------------
                                March 31         June 30        September 30     December 31
                                --------         -------        ------------     -----------
                                             (In thousands, except per share data)

Operating revenue               $37,728          $40,781          $42,599          $49,735
Income from operations            5,475            5,939            6,560            8,470
Net income                        3,100            3,550            4,006            5,384

Net income per share:
      Basic                     $   .16          $   .18          $   .19          $   .26
      Diluted                   $   .16          $   .17          $   .18          $   .25

13.  SUBSEQUENT EVENT

In January 2001, the Company completed an asset purchase transaction in which it acquired certain assets of Expedited Delivery Services, Inc. ("Expedited"). Expedited is a provider of transportation services to the air cargo industry. The aggregate consideration paid to Expedited consisted of approximately $2.0 million in cash. The acquisition will be accounted for using the purchase method of accounting.

                            Forward Air Corporation

                Schedule II -- Valuation and Qualifying Accounts


                     Col. A                            Col. B                  Col. C                 Col. D            Col. E
----------------------------------------------------------------------------------------------------------------------------------
                                                                             Additions
                                                                    ---------------------------
                                                                         (1)           (2)
                                                                       Charged       Charged
                                                      Balance at        to Costs     to Other                         Balance at
                                                      Beginning          and        Accounts-       Deductions-         End of
                     Description                      of Period        Expenses      Describe        Describe           Period
----------------------------------------------------------------------------------------------------------------------------------
                                                                                  (In thousands)
Year ended December 31, 2000:
     Allowance for doubtful accounts                    $  595        $   433          $  --        $      162(2)     $   866
     Allowance for revenue adjustments(1)                  323          1,258             --             1,263(3)         318
                                                     -----------------------------------------------------------------------------
                                                           918          1,691             --             1,425          1,184
Year ended December 31, 1999:
     Allowance for doubtful accounts                    $  577        $   295          $  --        $      277(2)     $   595
     Allowance for revenue adjustments(1)                  375          1,245             --             1,297(3)         323
                                                     -----------------------------------------------------------------------------
                                                           952          1,540             --             1,574            918
Year ended December 31, 1998:
     Allowance for doubtful accounts                    $  440        $   438          $  --        $      301(2)     $   577
     Allowance for revenue adjustments(1)                  313          1,641             --             1,579(3)         375
                                                     -----------------------------------------------------------------------------
                                                           753          2,079             --             1,880            952

(1) Represents an allowance for adjustments to accounts receivable due to disputed rates, accessorial charges and other aspects of previously billed shipments.
(2)      Uncollectible accounts written off, net of recoveries.
(3)      Adjustments to billed accounts receivable.

                                 EXHIBIT INDEX


Exhibit No.
  Under                                                 Exhibit No. in
Item 601 of                                             Document Where
Regulation                                              Incorporated by
   S-K                                                     Reference
-----------                                             ---------------

 2.1(g)-    Distribution between the                         2.1
            Registrant and Landair Corporation

 3.1(j)-    Restated Charter of the registrant               3

 3.2(g)-    Bylaws of the registrant, as amended             3.1

 4.1(b)-    Form of Landair Services, Inc. Common            4.1
            Stock Certificate

 4.2(g)-    Form of Forward Air Corporation                  4.1
            Common Stock Certificate

 4.3(j)-    Rights Agreement dated May 18, 1999,             4
            between the registrant and SunTrust Bank,
            Atlanta, N.A., including the Form of Rights
            Certificate (Exhibit A) and the Form of
            Summary of Rights (Exhibit B)

10.1(f)-    Registrant's Restated Employee Stock              10
            Purchase Plan

10.2(e)-    Registrant's Amended and Restated                 10.1
            Stock Option and Incentive Plan

10.3(b)-    Lease Agreement, dated July 27, 1981,             10.18
            between the Greeneville-Greene County
            Airport Authority and General Aviation
            of Tennessee, Inc., as assumed by the
            registrant by agreement, dated May 10,
            1988

10.4(b)-    Assignment, Assumption and Release                10.19
            Agreement, dated May 10, 1988,
            between Greeneville-Greene County
            Airport, General Aviation, Inc., and
            the registrant

 10.5(g)-   Air Carrier Certificate, effective                    10.4
            September 9, 1993, reissued September
            21, 1998

 10.6(c)-   Lease between the Director of                         10.24
            Development of the State of Ohio and
            the registrant dated as of October 1, 1993

 10.7(e)-   Registrant's Non-Employee Director                    10.2
            Stock Option Plan

 10.8(g)-   Transition Services Agreement between the             10.1
            registrant and Landair Corporation

 10.9(g)-   Employee Benefit Matters Agreement                    10.2
            between the registrant and Landair Corporation

10.10(g)-   Tax Sharing Agreement between the registrant          10.3
            and Landair Corporation

10.11(g)-   Amended and Restated Loan and Security                10.5
            Agreement, dated as of September 10, 1998,
            between First Tennessee Bank National
            Association and the registrant

10.12(g)-   $20.0 million Amended and Restated Master             10.6
            Secured Promissory Note (Line of Credit),
            dated as of September 10, 1998, to First
            Tennessee Bank National Association

10.13(g)-   $15.0 million Amended and Restated                    10.7
            Secured Promissory Note (Equipment
            Loan), dated as of September 10, 1998,
            to First Tennessee Bank National Association

10.14(g)-   Security Agreement, dated August 11, 1998,            10.8
            between SunTrust Bank, Nashville, N.A.
            and FAF, Inc.

10.15(g)-   $8,022,000 Promissory Note, dated                     10.9
            August 11, 1998, to SunTrust Bank,
            Nashville, N.A.

10.16(h)-   Employment Agreement between the registrant           10.16
            and Bruce A. Campbell

10.17(i)-   1999 Stock Option and Incentive Plan                  10.1

10.18(i)-   Loan and Security Agreement ($10.0 million            10.2
            Line of Credit), dated as of January 13, 1999
            among SunTrust Bank, Nashville, N.A. and
            the registrant, FAF, Inc. and Forward Air,
            Inc.  (Certain exhibits to this document are
            omitted from this filing but the registrant
            will furnish supplemental copies of the
            omitted materials to the Securities and
            Exchange Commission (the"Commission")
            upon request.)

10.19(k)-   Cash Incentive Plan                                   10.19

10.20(l)-   First Amendment to the Transition Services            10.1
            Agreement, dated as of February 4, 2000, between
            the registrant and Landair Corporation

10.21(m)-   Non-Qualified Stock Option Agreement dated            10.1
            August 21, 2000 between the registrant and
            Ray A. Mundy

21.1(a)-    Subsidiaries of the registrant                          --

23.1(a)-    Consent of Ernst & Young LLP                            --

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

         (k) Filed as an exhibit to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Commission on March 7, 2000.

         (l) Filed as an exhibit to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, filed with the Commission on May 5, 2000.

         (m) Filed as an exhibit to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, filed with the Commission on November 6, 2000.