Form 10-Q
period 2001-03-31
FORWARD AIR CORP
filed 2001-05-14
CIK 912728

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended March 31, 2001
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

                                 YES [X] NO [ ]



The number of shares outstanding of the registrant's common stock, $.01 par value, as of April 30, 2001 was 21,533,923.

                                TABLE OF CONTENTS

                             FORWARD AIR CORPORATION

                                                                          PAGE
                                                                         NUMBER
                                                                         ------
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets -
             March 31, 2001 and December 31, 2000                           3

         Condensed Consolidated Statements of Income -
             Three months ended March 31, 2001 and 2000                     4

         Condensed Consolidated Statements of Cash Flows -
             Three months ended March 31, 2001 and 2000                     5

         Notes to Condensed Consolidated Financial Statements -
             March 31, 2001                                                 6

ITEM 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                  9

ITEM 3.  Quantitative and Qualitative Disclosure of Market Risk            12

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                 13

ITEM 2.  Changes in Securities and Use of Proceeds                         13

ITEM 3.  Defaults Upon Senior Securities                                   13

ITEM 4.  Submission of Matters to a Vote of Security Holders               13

ITEM 5.  Other Information                                                 13

ITEM 6.  Exhibits and Reports on Form 8-K                                  13

SIGNATURES                                                                 14

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                             Forward Air Corporation

                      Condensed Consolidated Balance Sheets

                                                               March 31,   December 31,
                                                                 2001         2000
                                                               ----------------------
                                                              (Unaudited)    (Note 1)
                                                                (In thousands, except
                                                                    share data)
ASSETS

Current assets:
   Cash and cash equivalents                                   $  22,109    $  15,589
   Accounts receivable, less allowance of $1,044 in 2001 and
      $1,184 in 2000                                              32,028       33,617
   Other current assets                                            3,688        5,719
                                                               ----------------------
Total current assets                                              57,825       54,925

Property and equipment                                            65,145       64,120
Less accumulated depreciation and amortization                   (20,043)     (19,059)
                                                               ----------------------
                                                                  45,102       45,061
Other assets                                                      18,573       15,982
                                                               ----------------------
Total assets                                                   $ 121,500    $ 115,968
                                                               ======================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                            $   6,602    $   9,730
   Accrued expenses                                               10,878        8,425
   Current portion of long-term debt                                 501          532
   Current portion of capital lease obligations                      450          446
                                                               ----------------------
Total current liabilities                                         18,431       19,133

Long-term debt, less current portion                                 780        2,784
Capital lease obligations, less current portion                    4,377        4,448
Deferred income taxes                                              6,724        6,150

Shareholders' equity:
   Preferred stock                                                    --           --
   Common stock, $.01 par value:
      Authorized shares - 50,000,000
      Issued and outstanding shares - 21,533,932 in 2001 and
         21,311,799 in 2000                                          215          213
   Additional paid-in capital                                     42,146       40,578
   Retained earnings                                              48,827       42,662
                                                               ----------------------
Total shareholders' equity                                        91,188       83,453
                                                               ----------------------
Total liabilities and shareholders' equity                     $ 121,500    $ 115,968
                                                               ======================

See notes to condensed consolidated financial statements.

                             Forward Air Corporation

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                        Three months ended
                                                                        ------------------
                                                                        March 31, March 31,
                                                                          2001     2000
                                                                      ---------------------
                                                                      (In thousands, except
                                                                          per share data)
Operating revenue                                                       $60,723   $ 49,407

Operating expenses:
   Purchased transportation                                              26,031     21,196
   Salaries, wages and employee benefits                                 14,168     11,434
   Operating leases                                                       2,631      2,569
   Depreciation and amortization                                          1,799      1,373
   Insurance and claims                                                   1,267        806
   Other operating expenses                                               5,031      4,658
                                                                      ---------------------
                                                                         50,927     42,036
                                                                      ---------------------
Income from operations                                                    9,796      7,371

Other income (expense):
   Interest expense                                                          --        (83)
   Other, net                                                               194        141
                                                                      ---------------------
                                                                            194         58
                                                                      ---------------------
Income before income taxes                                                9,990      7,429
Income taxes                                                              3,825      2,840
                                                                      ---------------------
Net income                                                              $ 6,165   $  4,589
                                                                      =====================
Income per share:

   Basic                                                                $  0.29   $   0.22
                                                                      =====================
   Diluted                                                              $  0.28   $   0.21
                                                                      =====================


See notes to condensed consolidated financial statements.

                             Forward Air Corporation

                 Condensed Consolidated Statements of Cash Flows

                                   (Unaudited)

                                                    Three months ended
                                                 -----------------------
                                                  March 31,   March 31,
                                                    2001        2000
                                                 -----------------------
                                                     (In thousands)
Cash provided by operations                        $ 11,600    $ 6,199

Investing activities:
Proceeds from disposal of property and equipment        325         27
Purchases of property and equipment                  (1,756)    (1,461)
Acquisition of business                              (2,691)        --
Other                                                   (94)        25
                                                 -----------------------
Net cash used in investing activities                (4,216)    (1,409)

Financing activities:
Payments of long-term debt                           (2,035)    (1,171)
Payments of capital lease obligations                   (67)      (121)
Proceeds from exercise of stock options               1,238        630
                                                 -----------------------
Net cash used in financing activities                  (864)      (662)
                                                 -----------------------
Increase in cash and cash equivalents              $  6,520    $ 4,128
                                                 =======================

See notes to condensed consolidated financial statements.

                             Forward Air Corporation

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 2001

1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Forward Air Corporation Annual Report on Form 10-K for the year ended December 31, 2000.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all of the financial information and footnotes required by generally accepted accounting principles for complete financial statements.

2.  COMPREHENSIVE INCOME

The Company had no items of other comprehensive income in 2001 or 2000 and, accordingly, comprehensive income is equivalent to net income.

                            Forward Air Corporation

3.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                       Three months ended
                                                      ---------------------
                                                      March 31,   March 31,
                                                        2001       2000
                                                      ---------------------
Numerator:
   Numerator for basic and diluted income per share -
      net income                                        $ 6,165   $ 4,589

Denominator:
   Denominator for basic income per share -
      weighted-average shares                            21,437    20,783
   Effect of dilutive stock options                         866     1,293
                                                      ---------------------
   Denominator for diluted income per share -
      adjusted weighted-average shares                   22,303    22,076
                                                      =====================
Basic income per share                                  $  0.29   $  0.22
                                                      =====================
Diluted income per share                                $  0.28   $  0.21
                                                      =====================

4.  INCOME TAXES

For the three months ended March 31, 2001 and 2000, the effective income tax rate varied from the statutory federal income tax rate of 35% primarily as a result of the effect of state income taxes, net of the federal benefit, and permanent differences.

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

The Company estimates its self-insurance loss exposure by evaluating the merits and circumstances surrounding individual known claims, and by performing hindsight analysis to determine an

                             Forward Air Corporation
estimate of probable losses on claims incurred but not reported. Such losses could be realized immediately as the events underlying the claims have already occurred as of the balance sheet dates.

Because of the uncertainty of the ultimate resolution of outstanding claims, as well as uncertainty regarding claims incurred but not reported, it is possible that management's provision for these losses could change materially in the near term. However, no estimate can currently be made of the range of additional loss that is at least reasonably possible.

6.  ACQUISITION OF BUSINESS

In January 2001, the Company acquired certain assets of Expedited Delivery Services, Inc. ("Expedited"), a deferred air freight contractor to the air cargo industry based in Dallas, Texas. The Company paid approximately $2.7 million in cash for certain assets of Expedited, including approximately $930,000 of capitalized direct and/or out-of-pocket expenses related to the acquisition. The acquisition was accounted for as a purchase and the excess cost over fair value of the net assets acquired is being amortized on a straight-line basis over a fifteen-year period. The allocation of the purchase price resulted in a tentative allocation of $3.0 million to goodwill. The results of operations for the acquired business are included in the consolidated statements of income from the acquisition date forward.

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

                                                Three months ended
                                              -----------------------
                                                March 31,   March 31,
                                                  2001        2000
                                              -----------------------
Operating revenue                                100.0%       100.0%
Operating expenses:
   Purchased transportation                       42.9         42.9
   Salaries, wages and employee benefits          23.3         23.1
   Operating leases                                4.3          5.2
   Depreciation and amortization                   3.0          2.8
   Insurance and claims                            2.1          1.6
   Other operating expenses                        8.3          9.5
                                              -----------------------
                                                  83.9         85.1
Income from operations                            16.1         14.9
Other income (expense):
   Interest expense                                 --         (0.2)
   Other, net                                      0.3          0.3
                                              -----------------------
                                                   0.3          0.1
                                              -----------------------
Income before income taxes                        16.4         15.0
Income taxes                                       6.2          5.7
                                              -----------------------
Net income                                        10.2%         9.3%
                                              =======================


Three Months Ended March 31, 2001 compared to Three Months Ended March 31, 2000

Operating revenue increased by $11.3 million, or 22.9%, to $60.7 million in the first quarter of 2001 from $49.4 million in the same period of 2000. This increase resulted primarily from increased volume from domestic and international air cargo customers due, in part, to the

Dedicated Transportation Services, Inc. ("DTSI") acquisition completed in December 2000; an increase in the number of operating terminals and direct shuttles and enhanced logistics services.

Purchased transportation represented 42.9% of operating revenue in the first quarter of 2001 and 2000.

Salaries, wages and employee benefits were 23.3% of operating revenue in the first quarter of 2001 compared to 23.1% in the same period of 2000. The increase in salaries, wages and employee benefits as a percentage of operating revenue was attributed primarily to the wind-down of the LogTech Corporation operations and higher medical insurance costs in the first quarter of 2001 compared to the same period of 2000.

Operating leases, the largest component of which is terminal rent, were 4.3% of operating revenue in the first quarter of 2001 compared to 5.2% in the same period of 2000. The decrease in operating leases as a percentage of operating revenue was attributable to increased leverage resulting from increased operating revenue coupled with a decrease in rent expense for operating equipment during the first quarter of 2001 compared to the same period in 2000.

Depreciation and amortization expense as a percentage of operating revenue was 3.0% in the first quarter of 2001, compared to 2.8% in the same period of 2000. The increase in depreciation and amortization expense as a percentage of revenue was attributable to additional goodwill amortization resulting from the DTSI and Expedited acquisitions coupled with increased ownership, rather than leasing, of operating equipment during the first quarter of 2001 compared to the same period in 2000. The increase was partially offset by increased utilization of operating equipment during 2001 as compared to the same period in 2000.

Insurance and claims as a percentage of revenue were 2.1% of operating revenue in the first quarter of 2001, compared with 1.6% in the same period of 2000. The increase was due primarily to an increase in the frequency and severity of accidents during the first quarter of 2001.

Other operating expenses were 8.3% of operating revenue in the first quarter of 2001 compared to 9.5% in the same period of 2000. The decrease in other operating expenses as a percentage of operating revenue was primarily attributable to a lower operating cost structure on a percentage of revenue basis due to increased operating revenue.

Income from operations increased by $2.4 million, or 32.9%, to $9.8 million for the first quarter of 2001 compared to $7.4 million for the same period in 2000. The increase in income from operations is due primarily to a lower operating cost structure on a percentage of revenue basis resulting from an increase in operating revenue, which allowed the Company to spread the fixed costs of the network over a larger revenue base.

Net interest expense was $-0- in the first quarter of 2001 compared to $83,000, or 0.2%, for the same period in 2000. The decrease in interest expense was due to lower average net borrowings during the first quarter of 2001 compared to the prior-year period coupled with increased capitalization of interest costs relating to the development of internal-use software during the first quarter of 2001 compared to the same period in 2000.

Other income, net was $194,000, or 0.3% of operating revenue, in the first quarter of 2001, compared to $141,000, or 0.3%, for the same period in 2000. The increase in other income was due to higher interest income as a result of higher average cash and cash equivalent balances during the first quarter of 2001.

The combined federal and state effective tax rate for the first quarter of 2001 was 38.3% compared to a rate of 38.2% for the same period in 2000.

As a result of the foregoing factors, net income increased by $1.6 million, or 34.3%, to $6.2 million for the first quarter of 2001, compared to $4.6 million for the same period in 2000.

Liquidity and Capital Resources

The Company has historically financed its working capital needs, including capital purchases, with cash flows from operations and borrowings under the Company's bank lines of credit. Net cash provided by operating activities totaled approximately $11.6 million for the three months ended March 31, 2001, compared with $6.2 million in the same period of 2000.

Net cash used in investing activities was approximately $4.2 million in the three months ended March 31, 2001 compared with $1.4 million in the same period of 2000. Investing activities consisted primarily of the Expedited acquisition in January 2001, and the purchase of operating equipment and management information systems during the three months ended March 31, 2001 and 2000.

Net cash used in financing activities totaled approximately $864,000 in the three months ended March 31, 2001 compared with $662,000 in the same period of 2000. Financing activities included the repayment of long-term debt and capital leases and proceeds received from the exercise of stock options.

The Company's credit facility consists of a working capital line of credit. As long as the Company complies with the financial covenants and ratios, the credit facility permits it to borrow up to $20.0 million. Interest rates for advances under the facility vary based on how the Company's performance measures against covenants related to total indebtedness, cash flows, results of operations and other ratios. The facility bears interest at LIBOR plus 1.00% to 1.90%, expires in April 2002 and is secured by accounts receivable. The amount the Company can borrow under the line of credit is reduced by the amount of any outstanding letters of credit. At March 31, 2001, the Company had no borrowings outstanding under the line of credit facility.

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

Not applicable

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1) Exhibits - None

(2) Reports on Form 8-K - The Company filed a report on Form 8-K on January 9, 2001 in connection with the January 3, 2001 purchase by Forward Air, Inc. of certain of the air cargo operating assets of Expedited Delivery Services, Inc.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Forward Air Corporation



Date: May 14, 2001                  By: /s/ Andrew C. Clarke
                                        ----------------------------------------
                                        Andrew C. Clarke
                                        Chief Financial Officer and Senior
                                        Vice President