Form 10-Q
period 2001-06-30
FORWARD AIR CORP
filed 2001-08-10
CIK 912728

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the Quarterly Period Ended June 30, 2001
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

                          YES   [X]            NO    [ ]



The number of shares outstanding of the registrant's common stock, $.01 par value, as of August 3, 2001 was 21,575,593.

                                TABLE OF CONTENTS

                             FORWARD AIR CORPORATION

                                                                            Page
                                                                           Number
PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

         Condensed Consolidated Balance Sheets -
             June 30, 2001 and December 31, 2000                               3

         Condensed Consolidated Statements of Income -
             Three and six months ended June 30, 2001 and 2000                 4

         Condensed Consolidated Statements of Cash Flows -
             Six months ended June 30, 2001 and 2000                           5

         Notes to Condensed Consolidated Financial Statements -
             June 30, 2001                                                     6

ITEM 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations                     9

ITEM 3.  Quantitative and Qualitative Disclosure of Market Risk               13

PART II. OTHER INFORMATION

ITEM 1.  Legal Proceedings                                                    14

ITEM 2.  Changes in Securities and Use of Proceeds                            14

ITEM 3.  Defaults Upon Senior Securities                                      14

ITEM 4.  Submission of Matters to a Vote of Security Holders                  14

ITEM 5.  Other Information                                                    15

ITEM 6.  Exhibits and Reports on Form 8-K                                     15

SIGNATURES                                                                    16

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                             Forward Air Corporation
                      Condensed Consolidated Balance Sheets

                                                                 June 30, 2001    December 31, 2000
                                                                 ----------------------------------
                                                                   (Unaudited)         (Note 1)
                                                                 (In thousands, except share data)
ASSETS

Current assets:
   Cash and cash equivalents                                        $  27,727         $  15,589
   Accounts receivable, less allowance of $929 in 2001 and
      $1,184 in 2000                                                   28,214            33,617
   Other current assets                                                 4,530             5,719
                                                                 ----------------------------------
Total current assets                                                   60,471            54,925

Property and equipment                                                 66,546            64,120
Less accumulated depreciation and amortization                        (21,780)          (19,059)
                                                                 ----------------------------------
                                                                       44,766            45,061

Other assets                                                           18,300            15,982
                                                                 ----------------------------------
Total assets                                                        $ 123,537         $ 115,968
                                                                 ==================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                 $   5,377         $   9,730
   Accrued expenses                                                     8,360             8,425
   Current portion of long-term debt                                      474               532
   Current portion of capital lease obligations                           455               446
                                                                 ----------------------------------
Total current liabilities                                              14,666            19,133

Long-term debt, less current portion                                      672             2,784
Capital lease obligations, less current portion                         4,255             4,448
Deferred income taxes                                                   7,190             6,150

Shareholders' equity:
   Preferred stock                                                         --                --
   Common stock, $.01 par value:
      Authorized shares - 50,000,000
      Issued and outstanding shares - 21,569,247 in 2001 and
         21,311,799 in 2000                                               216               213
   Additional paid-in capital                                          42,693            40,578
   Retained earnings                                                   53,845            42,662
                                                                 ----------------------------------
Total shareholders' equity                                             96,754            83,453
                                                                 ----------------------------------
Total liabilities and shareholders' equity                          $ 123,537         $ 115,968
                                                                 ==================================


See notes to condensed consolidated financial statements.

                             Forward Air Corporation

                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                     Three months ended                Six months ended
                                            ---------------------------------------------------------------------
                                              June 30, 2001    June 30, 2000    June 30, 2001     June 30, 2000
                                            ---------------------------------------------------------------------
                                                                 (In thousands, except per share data)
Operating revenue                               $ 56,965         $ 54,058         $ 117,688         $ 103,465

Operating expenses:
   Purchased transportation                       24,147           22,859            50,177            44,055
   Salaries, wages and employee benefits          12,468           12,025            26,637            23,459
   Operating leases                                2,939            2,543             5,571             5,112
   Depreciation and amortization                   2,197            1,408             3,997             2,781
   Insurance and claims                            1,785              837             3,052             1,643
   Other operating expenses                        5,373            4,620            10,404             9,278
                                            ---------------------------------------------------------------------
                                                  48,909           44,292            99,838            86,328
                                            ---------------------------------------------------------------------
Income from operations                             8,056            9,766            17,850            17,137

Other income (expense):
   Interest expense                                 (120)             (24)             (117)             (107)
   Other, net                                        190              166               381               307
                                            ---------------------------------------------------------------------
                                                      70              142               264               200
                                            ---------------------------------------------------------------------
Income before income taxes                         8,126            9,908            18,114            17,337
Income taxes                                       3,108            3,790             6,934             6,630
                                            ---------------------------------------------------------------------
Net income                                      $  5,018         $  6,118         $  11,180         $  10,707
                                            =====================================================================

Income per share:
   Basic                                        $   0.23         $   0.29         $    0.52         $    0.51
                                            =====================================================================
   Diluted                                      $   0.23         $   0.28         $    0.50         $    0.48
                                            =====================================================================

See notes to condensed consolidated financial statements.

                             Forward Air Corporation

                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                   Six months ended
                                                           -------------------------------
                                                           June 30, 2001     June 30, 2000
                                                           -------------------------------
                                                                    (In thousands)
Cash provided by operations                                   $ 18,687         $ 11,153

Investing activities:
Proceeds from disposal of property and equipment                   328               40
Purchases of property and equipment                             (3,179)          (6,967)
Acquisition of business                                         (2,833)              --
Other                                                             (200)            (117)
                                                           -------------------------------
Net cash used in investing activities                           (5,884)          (7,044)

Financing activities:
Payments of long-term debt                                      (2,170)          (1,314)
Payments of capital lease obligations                             (184)            (241)
Proceeds from exercise of stock options                          1,618            1,676
Common stock issued under employee stock purchase plan              71               96
                                                           -------------------------------
Net cash (used in) provided by financing activities               (665)             217
                                                           -------------------------------
Increase in cash and cash equivalents                         $ 12,138         $  4,326
                                                           ===============================

See notes to condensed consolidated financial statements.

                             Forward Air Corporation

              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 2001


1.  BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Forward Air Corporation Annual Report on Form 10-K for the year ended December 31, 2000.

The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all of the financial information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

2.  COMPREHENSIVE INCOME

The Company had no items of other comprehensive income in 2001 or 2000 and, accordingly, comprehensive income is equivalent to net income.

3.  NET INCOME PER SHARE

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                            Three months ended        Six months ended
                                                           June 30,     June 30,    June 30,      June 30,
                                                             2001         2000        2001          2000
                                                         ---------------------------------------------------
Numerator:
   Numerator for basic and diluted income per share -
      net income                                           $ 5,018      $ 6,118      $11,180      $10,707

Denominator:
   Denominator for basic income per share -
      weighted-average shares                               21,558       21,047       21,494       20,916
   Effect of dilutive stock options                            716        1,163          786        1,230
                                                         ---------------------------------------------------
   Denominator for diluted income per share -
      adjusted weighted-average shares                      22,274       22,210       22,280       22,146
                                                         ===================================================

Basic income per share                                     $  0.23      $  0.29      $  0.52      $  0.51
                                                         ===================================================
Diluted income per share                                   $  0.23      $  0.28      $  0.50      $  0.48
                                                         ===================================================

4.  INCOME TAXES

For the three and six months ended June 30, 2001 and 2000, the effective income tax rate varied from the statutory federal income tax rate of 35% primarily as a result of the effect of state income taxes, net of the federal benefit, and permanent differences.

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

6.  ACQUISITION OF BUSINESS

In January 2001, the Company acquired certain assets of Expedited Delivery Services, Inc. ("Expedited"), a deferred air freight contractor to the air cargo industry based in Dallas, Texas. The Company paid approximately $2.8 million in cash for certain assets of Expedited, including approximately $930,000 of capitalized direct and/or out-of-pocket expenses related to the acquisition. The acquisition was accounted for as a purchase and the excess cost over fair value of the net assets acquired is being amortized on a straight-line basis over a fifteen-year period. The allocation of the purchase price resulted in a tentative allocation of $3.0 million to goodwill. The results of operations for the acquired business are included in the consolidated statements of income from the acquisition date forward.

7. IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARD

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, effective January 1, 2001. The effect of the adoption of SFAS No. 133 was not material to the Company's earnings, financial position, or cash flows.

In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $640,000 ($0.03 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

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

                                                      Three months ended                Six months ended
                                                ---------------------------------------------------------------
                                                June 30, 2001    June 30, 2000   June 30, 2001    June 30, 2000
                                                ---------------------------------------------------------------
Operating revenue                                   100.0%           100.0%          100.0%           100.0%
Operating expenses:
   Purchased transportation                          42.4             42.3            42.6             42.6
   Salaries, wages and employee benefits             21.9             22.2            22.6             22.7
   Operating leases                                   5.2              4.7             4.7              4.9
   Depreciation and amortization                      3.9              2.6             3.4              2.7
   Insurance and claims                               3.1              1.5             2.6              1.6
   Other operating expenses                           9.4              8.6             8.9              8.9
                                                ---------------------------------------------------------------
                                                     85.9             81.9            84.8             83.4
Income from operations                               14.1             18.1            15.2             16.6
Other income (expense):
   Interest expense                                  (0.2)              --            (0.1)            (0.1)
   Other, net                                         0.4              0.2             0.3              0.3
                                                ---------------------------------------------------------------
                                                      0.2              0.2             0.2              0.2
                                                ---------------------------------------------------------------
Income before income taxes                           14.3             18.3            15.4             16.8
Income taxes                                          5.5              7.0             5.9              6.5
                                                ---------------------------------------------------------------
Net income                                            8.8%            11.3%            9.5%            10.3%
                                                ===============================================================


Three Months Ended June 30, 2001 compared to Three Months Ended June 30, 2000

Operating revenue increased by $2.9 million, or 5.4%, to $57.0 million in the second quarter of 2001 from $54.1 million in the same period of 2000. This increase resulted primarily from an increased volume from domestic and international air cargo customers due, in part, to the Dedicated Transportation Services, Inc. ("DTSI") acquisition completed in December 2000 and the Expedited Delivery Services, Inc. ("Expedited") acquisition in January 2001, an increase in the number of operating terminals and enhanced logistics services.

Purchased transportation represented 42.4% of operating revenue in the second quarter of 2001 compared to 42.3% in the same period of 2000. The increase in purchased transportation as a percentage of operating revenue was attributed to an increase in the number of miles driven to support the Forward Air network.

Salaries, wages and employee benefits were 21.9% of operating revenue in the second quarter of 2001 compared to 22.2% for the same period of 2000. The decrease in salaries, wages and employee benefits as a percentage of operating revenue was attributed to a decrease in incentive payments, strategic cutbacks and better group insurance experience.

Operating leases, the largest component of which is facility rent, were 5.2% of operating revenue in the second quarter of 2001 compared to 4.7% in the same period of 2000. The increase in operating leases as a percentage of operating revenue between periods was attributable to an increase in the number and size of terminals.

Depreciation and amortization expense as a percentage of operating revenue was 3.9% in the second quarter of 2001, compared to 2.6% in the same period of 2000. The increase in depreciation and amortization expense as a percentage of operating revenue was attributable to the depreciation of the capitalized costs associated with the development of internal-use software and amortization of the goodwill arising from the DTSI and Expedited acquisitions.

Insurance and claims were 3.1% of operating revenue in the second quarter of 2001, compared to 1.5% in the same period of 2000. The increase in insurance and claims as a percentage of operating revenue resulted primarily from higher premium costs and an increase in the frequency and severity of accidents during the second quarter of 2001.

Other operating expenses were 9.4% of operating revenue in the second quarter of 2001 compared to 8.6% in the same period of 2000. The increase in other operating expenses as a percentage of operating revenue was primarily attributable to increasing the provision for bad debt expense and increased maintenance costs during the second quarter of 2001.

Income from operations decreased by $1.7 million, or 17.5%, to $8.1 million for the second quarter of 2001 compared to $9.8 million for the same period in 2000. The decrease in income from operations was primarily a result of a higher operating cost structure on a percentage of revenue basis.

Interest expense was $120,000, or 0.2% of operating revenue, in the second quarter of 2001, compared with $24,000, or 0.0%, for the same period in 2000. The increase in interest expense was a result of the discontinuation of the capitalization of interest costs relating to the completion of the development of internal-use software during the second quarter of 2001.

Other income, net was $190,000, or 0.4% of operating revenue, in the second quarter of 2001, compared to $166,000, or 0.2%, for the same period in 2000. The increase in other income, net resulted from higher interest income attributed to higher average cash and cash equivalent balances during the second quarter of 2001.

The combined federal and state effective tax rate for the second quarter of 2001 was 38.2% compared to a rate of 38.3% for the same period in 2000.

As a result of the foregoing factors, net income decreased by $1.1 million, or 18.0%, to $5.0 million for the second quarter of 2001, compared to $6.1 million for the same period in 2000.

Six Months Ended June 30, 2001 compared to Six Months Ended June 30, 2000

Operating revenue increased by $14.2 million, or 13.7%, to $117.7 million in the first six months of 2001 from $103.5 million in the same period of 2000. This increase resulted primarily from an increased volume from domestic and international air cargo customers due, in part, to the DTSI acquisition in December 2000 and the Expedited acquisition in January 2001, an increase in the number of operating terminals and enhanced logistics services.

Purchased transportation represented 42.6% of operating revenue in the first six months of 2001 compared to 42.6% in the same period of 2000.

Salaries, wages and employee benefits were 22.6% of operating revenue in the first six months of 2001 compared to 22.7% in the same period of 2000. The decrease in salaries, wages and employee benefits as a percentage of operating revenue was attributed to a decrease in incentive payments, strategic cutbacks and better group insurance experience which was offset by the wind-down of the LogTech Corporation operations.

Operating leases, the largest component of which is facility rent, were 4.7% of operating revenue in the first six months of 2001 compared to 4.9% in the same period of 2000. The decrease in operating leases as a percentage of operating revenue between periods was attributable to improved leverage resulting from increased operating revenue, which was offset by the increase in the number and size of terminals.

Depreciation and amortization expense as a percentage of operating revenue was 3.4% in the first six months of 2001, compared to 2.7% in the same period of 2000. The increase in depreciation and amortization expense as a percentage of operating revenue was attributable to the depreciation of the capitalized costs associated with the development of internal-use software and amortization of the goodwill arising from the DTSI and Expedited acquisitions.

Insurance and claims were 2.6% of operating revenue in the first six months of 2001, compared with 1.6% in the same period of 2000. The increase in insurance and claims as a percentage of operating revenue resulted primarily from higher premium costs and an increase in the frequency and severity of accidents during the first six months of 2001.

Other operating expenses were 8.9% of operating revenue in the first six months of 2001 compared to 8.9% in the same period of 2000.

Income from operations increased by approximately $700,000, or 4.2%, to $17.9 million for the first six months of 2001 compared to $17.1 million for the same period in 2000. The increase in income from operations was primarily a result of an increase in operating revenue, which allowed the Company to spread the fixed costs of the network over a larger revenue base.

Interest expense was $117,000, or 0.1% of operating revenue, in the first six months of 2001, compared to $107,000, or 0.1%, for the same period in 2000. The increase in interest expense was a result of the discontinuation of the capitalization of interest costs relating to the completion of the development of internal-use software offset by a decrease in average net borrowings during the first six months of 2001.

Other income, net was $381,000, or 0.3% of operating revenue, in the first six months of 2001, compared to $307,000, or 0.3%, for the same period in 2000. The increase in other income, net resulted from higher interest income attributed to higher average cash and cash equivalent balances during the first six months of 2001.

The combined federal and state effective tax rate for the first six months of 2001 was 38.3% compared to a rate of 38.2% for the same period in 2000.

As a result of the foregoing factors, net income increased by approximately $500,000, or 4.4%, to $11.2 million for the first six months of 2001, compared to $10.7 million for the same period in 2000.

Liquidity and Capital Resources

The Company has historically financed its working capital needs, including capital purchases, with cash flows from operations and borrowings under the Company's bank lines of credit. Net cash provided by operating activities totaled approximately $18.7 million for the six months ended June 30, 2001, compared with $11.2 million in the same period of 2000.

Net cash used in investing activities was approximately $5.9 million for the six months ended June 30, 2001 compared with $7.0 million in the same period of 2000. Investing activities consisted primarily of the Expedited acquisition in January 2001, and the purchase of operating equipment and management information systems during the six months ended June 30, 2001.

Net cash used in financing activities totaled approximately $665,000 for the six months ended June 30, 2001 compared with net cash provided by financing activities of approximately $217,000 for the same period of 2000. Financing activities included the repayment of long-term debt and capital leases and proceeds received from the exercise of stock options.

The Company's credit facility consists of a working capital line of credit. As long as the Company complies with the financial covenants and ratios, the credit facility permits it to borrow up to $20.0 million. Interest rates for advances under the facility vary based on how the Company's performance measures against covenants related to total indebtedness, cash flows, results of operations and other ratios. The facility bears interest at LIBOR plus 1.00% to 1.90%, expires in April 2002 and is secured by accounts receivable. The amount the Company can borrow under the line of credit is reduced by the amount of any outstanding letters of credit. At June 30, 2001, the Company had no borrowings outstanding under the line of credit facility.

Management believes that its available cash, expected cash generated from future operations and borrowings under available credit facilities, will be sufficient to satisfy the Company's anticipated cash needs for at least the next twelve months.

Forward-Looking Statements

The Company, or its executive officers and directors on behalf of the Company, may from time to time make written or oral "forward-looking statements." Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases and in reports to shareholders. Oral forward-looking statements may be made by the Company's executive officers and directors on behalf of the Company to the press, potential investors, securities analysts and others. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements. The Company relies on this safe harbor in making such disclosures. In connection with this safe harbor provision, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Without limitation, factors that might cause such a difference include economic factors such as recessions, inflation, higher interest rates and downturns in customer business cycles, the Company's inability to maintain its historical growth rate because of a decreased volume of freight moving through the Company's network, competition, surplus inventories, loss of a major customer, the inability of the Company's information systems to handle an increased volume of freight moving through its network, and the lack of availability and compensation of qualified independent owner-operators needed to serve the Company's transportation needs. The Company disclaims any intent or obligation to update these forward-looking statements.

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

Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of shareholders of the Company was held on May 21, 2001 for the purpose of electing seven directors and approving the appointment of independent auditors for 2001.

Shareholders elected each director nominee for a one-year term expiring at the 2002 annual meeting. The vote for each director was as follows:

                                                 For                  Against
                                              ----------             ---------
        Bruce A. Campbell                     16,803,036             2,294,513
        Andrew C. Clarke                      18,706,017               391,532
        James A. Cronin, III                  18,698,991               398,558
        Hon. Robert K. Gray                   18,724,866               372,683
        Ray A. Mundy                          18,726,041               371,508
        Scott M. Niswonger                    16,702,981             2,394,568
        Richard H. Roberts                    18,702,342               395,207

The appointment of Ernst & Young LLP as independent auditors for 2001 was ratified and approved as follows:

                   For                    Against             Abstain
                   ---                    -------             -------
                19,071,740                25,354                455

ITEM 5. OTHER INFORMATION

Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(1)  Exhibits - Not applicable

(2) Reports on Form 8-K - The Company did not file any reports on Form 8-K during the three months ended June 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Forward Air Corporation

Date: August 9, 2001                   By: /s/ Andrew C. Clarke
                                           --------------------------------
                                           Andrew C. Clarke
                                           Chief Financial Officer
                                           and Senior Vice President