Form 10-Q
period 2001-09-30
FORWARD AIR CORP
filed 2001-10-31
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2001
Commission File No. 000-22490

FORWARD AIR CORPORATION
(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	62-1120025 (I.R.S. Employer Identification No.)

430 Airport Road Greeneville, Tennessee (Address of principal executive offices)	37745 (Zip Code)

Registrant’s telephone number, including area code: (423) 636-7100

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES       NO

     The number of shares outstanding of the registrant’s common stock, $.01 par value, as of October 26, 2001 was 21,589,375.

Forward Air Corporation

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Forward Air Corporation
Condensed Consolidated Balance Sheets

	September 30, 2001	December 31, 2000

	(Unaudited)	(Note 1)
	(In thousands, except share data)
Assets
Current assets:

Cash and cash equivalents	$35,426	$15,589

Accounts receivable, less allowance of $1,097 in 2001 and $1,184 in 2000	28,479	33,617

Other current assets	3,777	5,719

Total current assets	67,682	54,925

Property and equipment	67,947	64,120

Less accumulated depreciation and amortization	(23,584)	(19,059)

	44,363	45,061

Other assets	17,869	15,982

Total assets	$129,914	$115,968

Liabilities and Shareholders’ Equity
Current liabilities:

Accounts payable	$5,313	$9,730

Accrued expenses	10,403	8,425

Current portion of long-term debt	444	532

Current portion of capital lease obligations	457	446

Total current liabilities	16,617	19,133

Long-term debt, less current portion	559	2,784

Capital lease obligations, less current portion	4,132	4,448

Deferred income taxes	7,574	6,150

Shareholders’ equity:

Preferred stock	—	—

Common stock, $.01 par value:

Authorized shares - 50,000,000 Issued and outstanding shares - 21,588,600 in 2001 and 21,311,799 in 2000	216	213

Additional paid-in capital	42,844	40,578

Retained earnings	57,972	42,662

Total shareholders’ equity	101,032	83,453

Total liabilities and shareholders’ equity	$129,914	$115,968

     See notes to condensed consolidated financial statements.

Forward Air Corporation

Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended		Nine months ended

	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000

	(In thousands, except per share data)
Operating revenue	$53,357	$53,703	$171,045	$157,168

Operating expenses:

Purchased transportation	23,040	22,836	73,217	66,891

Salaries, wages and employee benefits	11,983	11,893	38,619	35,352

Operating leases	3,046	2,365	8,617	7,477

Depreciation and amortization	2,218	1,457	6,214	4,238

Insurance and claims	1,529	878	4,580	2,521

Other operating expenses	5,018	4,516	15,424	13,794

	46,834	43,945	146,671	130,273

Income from operations	6,523	9,758	24,374	26,895

Other income (expense):

Interest expense	(112)	—	(229)	(107)

Other, net	273	191	654	498

	161	191	425	391

Income before income taxes	6,684	9,949	24,799	27,286

Income taxes	2,557	3,804	9,490	10,434

Net income	$4,127	$6,145	$15,309	$16,852

Income per share:

Basic	$0.19	$0.29	$0.71	$0.80

Diluted	$0.19	$0.28	$0.69	$0.76

     See notes to condensed consolidated financial statements.

Forward Air Corporation

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended

	September 30, 2001	September 30, 2000

	(In thousands)
Cash provided by operations	$27,981	$22,712

Investing activities:

Proceeds from disposal of property and equipment	328	78

Purchases of property and equipment	(4,570)	(13,836)

Acquisition of business	(2,891)	—

Other	(194)	12

Net cash used in investing activities	(7,327)	(13,746)

Financing activities:

Payments of long-term debt	(2,314)	(1,424)

Payments of capital lease obligations	(305)	(353)

Proceeds from exercise of stock options	1,731	2,081

Common stock issued under employee stock purchase plan	71	96

Net cash (used in) provided by financing activities	(817)	400

Increase in cash and cash equivalents	$19,837	$9,366

     See notes to condensed consolidated financial statements.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2001

1. Basis of Presentation

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. For further information, refer to the consolidated financial statements and footnotes thereto included in the Forward Air Corporation Annual Report on Form 10-K for the year ended December 31, 2000.

     The balance sheet at December 31, 2000 has been derived from the audited financial statements at that date, but does not include all of the financial information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

2. Comprehensive Income

     The Company had no items of other comprehensive income in 2001 or 2000 and, accordingly, comprehensive income is equivalent to net income.

3. Net Income Per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended		Nine months ended

	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000

Numerator:

Numerator for basic and diluted income per share — net income	$4,127	$6,145	$15,309	$16,852

Denominator:

Denominator for basic income per share — weighted-average shares	21,580	21,180	21,522	21,004

Effect of dilutive stock options	614	1,143	719	1,206

Denominator for diluted income per share — adjusted weighted-average shares	22,194	22,323	22,241	22,210

Basic income per share	$0.19	$0.29	$0.71	$0.80

Diluted income per share	$0.19	$0.28	$0.69	$0.76

4. Income Taxes

     For the three and nine months ended September 30, 2001 and 2000, the effective income tax rate varied from the statutory federal income tax rate of 35% primarily as a result of the effect of state income taxes, net of the federal benefit, and permanent differences.

5. Commitments and Contingencies

     The primary claims in the Company’s business are workers’ compensation, property damage, auto liability and medical benefits. Most of the Company’s insurance coverage provides for self-insurance levels with primary and excess coverage which management believes is sufficient to adequately protect the Company from catastrophic claims. In the opinion of management, adequate provision has been made for all incurred claims up to the self-insured limits, including provision for estimated claims incurred but not reported.

     The Company estimates its self-insurance loss exposure by evaluating the merits and circumstances surrounding individual known claims, and by performing hindsight analysis to determine an estimate of probable losses on claims incurred but not reported. Such losses could be realized immediately as the events underlying the claims have already occurred as of the balance sheet dates.

5. Commitments and Contingencies (continued)

     Because of the uncertainty of the ultimate resolution of outstanding claims, as well as uncertainty regarding claims incurred but not reported, it is possible that management’s provision for these losses could change materially in the near term. However, no estimate can currently be made of the range of additional loss that is at least reasonably possible.

6. Acquisition of Business

     In January 2001, the Company acquired certain assets of Expedited Delivery Services, Inc. (“Expedited”), a deferred air freight contractor to the air cargo industry based in Dallas, Texas. The Company paid approximately $2.9 million in cash for certain assets of Expedited, including approximately $930,000 of capitalized direct and/or out-of-pocket expenses related to the acquisition. The acquisition was accounted for as a purchase and the excess cost over fair value of the net assets acquired is being amortized on a straight-line basis over a fifteen-year period. The allocation of the purchase price resulted in a tentative allocation of $3.0 million to goodwill. The results of operations for the acquired business are included in the consolidated statements of income from the acquisition date forward.

7. Impact of Recently Issued Accounting Standard

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, effective January 1, 2001. The effect of the adoption of SFAS No. 133 was not material to the Company’s earnings, financial position, or cash flows.

     In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of $690,000 ($0.03 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

     The Company provides scheduled ground transportation of cargo on a time-definite basis. As a result of the Company’s established transportation schedule and network of terminals, its operating cost structure includes significant fixed costs. The Company’s ability to improve its operating margins will depend on its ability to increase the volume of freight moving through its network.

Results of Operations

     The following table shows the percentage relationship of expense items to operating revenue for the periods indicated.

	Three months ended		Nine months ended

	September 30, 2001	September 30, 2000	September 30, 2001	September 30, 2000

Operating revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses:

Purchased transportation	43.2	42.5	42.8	42.6

Salaries, wages and employee benefits	22.5	22.1	22.6	22.5

Operating leases	5.7	4.4	5.0	4.8

Depreciation and amortization	4.2	2.7	3.6	2.7

Insurance and claims	2.9	1.6	2.7	1.6

Other operating expenses	9.3	8.5	9.1	8.7

	87.8	81.8	85.8	82.9

Income from operations	12.2	18.2	14.2	17.1

Other income (expense):

Interest expense	(0.2)	—	(0.1)	—

Other, net	0.5	0.3	0.4	0.3

	0.3	0.3	0.3	0.3

Income before income taxes	12.5	18.5	14.5	17.4

Income taxes	4.8	7.1	5.5	6.7

Net income	7.7%	11.4%	9.0%	10.7%

Three Months Ended September 30, 2001 compared to Three Months Ended September 30, 2000

     Operating revenue decreased by $346,000, or 0.6%, to $53.4 million in the third quarter of 2001 from $53.7 million in the same period of 2000. This decrease resulted from decreased freight volume from domestic and international air cargo customers primarily as a result of a general economic slowdown and, to a lesser extent, the events of September 11, 2001.

     Purchased transportation represented 43.2% of operating revenue in the third quarter of 2001 compared to 42.5% in the same period of 2000. The increase in purchased transportation as a percentage of operating revenue was attributed to a decrease in the volume of freight transported in the Forward Air network.

     Salaries, wages and employee benefits were 22.5% of operating revenue in the third quarter of 2001 compared to 22.1% for the same period of 2000. The increase in salaries, wages and employee benefits as a percentage of operating revenue was attributed to a decrease in the volume of freight transported in the Forward Air network.

     Operating leases, the largest component of which is facility rent, were 5.7% of operating revenue in the third quarter of 2001 compared to 4.4% in the same period of 2000. The increase in operating leases as a percentage of operating revenue between periods was attributable to an increase in the number and size of terminals.

     Depreciation and amortization expense as a percentage of operating revenue was 4.2% in the third quarter of 2001, compared to 2.7% in the same period of 2000. The increase in depreciation and amortization expense as a percentage of operating revenue was attributable to the depreciation of the capitalized costs associated with the development of internal-use software and amortization of the goodwill arising from the Dedicated Transportation Services, Inc. (“DTSI”) and Expedited Delivery Services, Inc. (“Expedited”) acquisitions.

     Insurance and claims were 2.9% of operating revenue in the third quarter of 2001, compared to 1.6% in the same period of 2000. The increase in insurance and claims as a percentage of operating revenue resulted primarily from higher premium costs versus the third quarter of 2000.

     Other operating expenses were 9.3% of operating revenue in the third quarter of 2001 compared to 8.5% in the same period of 2000. The increase in other operating expenses as a percentage of operating revenue was primarily attributable to increasing the provision for bad debt expense and increased maintenance costs during the third quarter of 2001.

     Income from operations decreased by $3.2 million, or 33.2%, to $6.5 million for the third quarter of 2001 compared with $9.8 million for the same period in 2000. The decrease in income from operations was primarily a result of a higher operating cost structure on a percentage of revenue basis.

     Interest expense was $112,000, or 0.2% of operating revenue, in the third quarter of 2001, compared with $0, or 0.0%, for the same period in 2000. The increase in interest expense was a result of the discontinuation of the capitalization of interest costs relating to the completion of the development of internal-use software during the first quarter of 2001.

     Other income, net was $273,000, or 0.5% of operating revenue, in the third quarter of 2001, compared to $191,000, or 0.3%, for the same period in 2000. The increase in other income, net resulted from higher interest income attributed to higher average cash and cash equivalent balances during the third quarter of 2001.

     The combined federal and state effective tax rate for the third quarter of 2001 was 38.3% compared to a rate of 38.2% for the same period in 2000.

     As a result of the foregoing factors, net income decreased by $2.0 million, or 32.8%, to $4.1 million for the third quarter of 2001, compared to $6.1 million for the same period in 2000.

Nine Months Ended September 30, 2001 compared to Nine Months Ended September 30, 2000

     Operating revenue increased by $13.9 million, or 8.8%, to $171.0 million in the first nine months of 2001 from $157.2 million in the same period of 2000. This increase resulted primarily from increased volume from domestic and international air cargo customers resulting, in part, from the DTSI acquisition in December 2000 and the Expedited acquisition in January 2001, an increase in the number of operating terminals and enhanced logistics services.

     Purchased transportation represented 42.8% of operating revenue in the first nine months of 2001 compared to 42.6% in the same period of 2000. The increase in purchased transportation as a percentage of operating revenue increased primarily as a result of an increase in the number of miles driven to support the Forward Air network.

     Salaries, wages and employee benefits were 22.6% of operating revenue in the first nine months of 2001 compared to 22.5% in the same period of 2000. The increase in salaries, wages and employee benefits as a percentage of operating revenue was attributed to an increase in the number of employees and salaries which was offset by a decrease in incentive payments.

     Operating leases, the largest component of which is facility rent, were 5.0% of operating revenue in the first nine months of 2001 compared to 4.8% in the same period of 2000. The increase in operating leases as a percentage of operating revenue between periods was attributable to the increase in the number and size of terminals.

     Depreciation and amortization expense as a percentage of operating revenue was 3.6% in the first nine months of 2001, compared to 2.7% in the same period of 2000. The increase in depreciation and amortization expense as a percentage of operating revenue was attributable to the depreciation of the capitalized costs associated with the development of internal-use software and amortization of the goodwill arising from the DTSI and Expedited acquisitions.

     Insurance and claims were 2.7% of operating revenue in the first nine months of 2001, compared with 1.6% in the same period of 2000. The increase in insurance and claims as a percentage of operating revenue primarily resulted from higher premium costs and an increase in the frequency and severity of accidents during the first nine months of 2001.

     Other operating expenses were 9.1% of operating revenue in the first nine months of 2001 compared to 8.7% in the same period of 2000. Other operating expenses as a percentage of revenue increased as a result of increasing the provision for bad debt expense during the first nine months of 2001.

     Income from operations decreased by approximately $2.5 million, or 9.4%, to $24.4 million for the first nine months of 2001 compared with $26.9 million for the same period in 2000. The decrease in income from operations was primarily a result of a higher operating cost structure on a percentage of revenue basis.

     Interest expense was $229,000, or 0.1% of operating revenue, in the first nine months of 2001, compared to $107,000, or less than 0.1%, for the same period in 2000. The increase in interest expense was a result of the discontinuation of the capitalization of interest costs relating to the completion of the development of internal-use software offset by a decrease in average net borrowings during the first nine months of 2001.

     Other income, net was $654,000, or 0.4% of operating revenue, in the first nine months of 2001, compared to $498,000, or 0.3%, for the same period in 2000. The increase in other income, net resulted from higher interest income attributed to higher average cash and cash equivalent balances during the first nine months of 2001.

     The combined federal and state effective tax rate for the first nine months of 2001 was 38.3% compared to a rate of 38.2% for the same period in 2000.

     As a result of the foregoing factors, net income decreased by approximately $1.5 million, or 9.1%, to $15.3 million for the first nine months of 2001, compared with $16.9 million for the same period in 2000.

Liquidity and Capital Resources

     The Company has historically financed its working capital needs, including capital purchases, with cash flows from operations and borrowings under the Company’s bank lines of credit. Net cash provided by operating activities totaled approximately $28.0 million for the nine months ended September 30, 2001, compared with $22.7 million in the same period of 2000.

     Net cash used in investing activities was approximately $7.3 million for the nine months ended September 30, 2001 compared with $13.7 million in the same period of 2000. Investing activities consisted primarily of the Expedited acquisition in January 2001, and the purchase of operating equipment and management information systems during the nine months ended September 30, 2001.

     Net cash used in financing activities totaled approximately $816,000 for the nine months ended September 30, 2001 compared with net cash provided by financing activities of approximately $400,000 for the same period of 2000. Financing activities included the repayment of long-term debt and capital leases and proceeds received from the exercise of stock options.

     The Company’s credit facility consists of a working capital line of credit. As long as the Company complies with the financial covenants and ratios, the credit facility permits it to borrow up to $20.0 million. Interest rates for advances under the facility vary based on how the Company’s performance measures against covenants related to total indebtedness, cash flows, results of operations and other ratios. The facility bears interest at LIBOR plus 1.00% to 1.90%, expires in April 2002 and is secured by accounts receivable. The amount the Company can borrow under the line of credit is reduced by the amount of any outstanding letters of credit. At September 30, 2001, the Company had no borrowings outstanding under the line of credit facility.

     Management believes that its available cash, expected cash generated from future operations and borrowings under available credit facilities will be sufficient to satisfy the Company’s anticipated cash needs for at least the next twelve months.

Forward-Looking Statements

     The Company, or its executive officers and directors on behalf of the Company, may from time to time make written or oral “forward-looking statements.” Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases and in reports to shareholders. Oral forward-looking statements may be made by the Company’s executive officers and directors on behalf of the Company to the press, potential investors, securities analysts and others. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements. The Company relies on this safe harbor in making such disclosures. In connection with this safe harbor provision, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Without limitation, factors that might cause such a difference include economic factors such as recessions, inflation, higher interest rates and downturns in customer business cycles, the Company’s inability to maintain its historical growth rate because of a decreased volume of freight moving through the Company’s network, competition, surplus inventories, loss of a major customer, the inability of the Company’s information systems to handle an increased volume of freight moving through its network, and the lack of availability and compensation of qualified independent owner-operators needed to serve the Company’s transportation needs. The Company disclaims any intent or obligation to update these forward-looking statements.

Item 3. Quantitative and Qualitative Disclosure of Market Risk

     The Company’s exposure to market risk related to its remaining outstanding debt is not significant.

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

     Not Applicable

Item 3. Defaults Upon Senior Securities

     Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

     Not Applicable

Item 5. Other Information

     Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(1)	Exhibits — Not applicable

(2)	Reports on Form 8-K — The Company did not file any reports on Form 8-K during the three months ended September 30, 2001.

Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Forward Air Corporation

Date: October 31, 2001	By: /s/ Andrew C. Clarke Andrew C. Clarke Chief Financial Officer and Senior Vice President