Form 10-K405
period 2001-12-31
FORWARD AIR CORP
filed 2002-03-15
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2001

Commission File No. 000-22490

FORWARD AIR CORPORATION
(Exact name of registrant as specified in its charter)

Tennessee	62-1120025
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

430 Airport Road Greeneville, Tennessee	37745
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (423) 636-7000

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.01 par value
(Title of class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes  ☒       No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.      ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of February 28, 2002 was approximately $482.5 million based on the closing price of such stock on such date of $28.13.

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of February 28, 2002 was 21,727,243.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement for the 2002 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. Such definitive proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2001.

PART I

ITEM 1. BUSINESS

Introduction

     Forward Air Corporation, through its operating subsidiaries (the “Company” or “Forward Air”), offers its customers scheduled ground transportation of cargo as a cost effective, reliable alternative to air transportation. The Company transports cargo that must be delivered at a specific time but is less time-sensitive than traditional air freight. This type of cargo is frequently referred to in the transportation industry as “deferred air freight.” Forward Air operates a network of 75 terminals located on or near airports in the United States and Canada, including a central sorting facility in Columbus, Ohio and regional hubs serving key markets. Rather than owning its own trucks, the Company purchases most of its transportation requirements from owner-operators and, to a lesser extent, from truckload carriers. A typical shipment consists of a pallet load of freight, often computers, telecommunications equipment, machine parts, trade show exhibit materials or medical equipment. During 2001, an average shipment weighed over 700 pounds. Forward Air has experienced rapid revenue growth from $63.6 million in 1995 to $227.5 million in 2001, a 24% compound annual growth rate. The Company’s operating income grew from $6.4 million to $31.7 million over the same period, a 31% compound annual growth rate.

     The Company focuses its services on: air freight forwarders, which are businesses that arrange transportation of cargo for third parties; integrated air cargo carriers; and airlines. The Company serves its customers by locating terminals on or near airports and maintaining regularly scheduled transportation service between major cities. Forward Air receives shipments at its terminals and transports them by truck to its central sorting facility or one of its regional hubs, where they are unloaded and sorted. After sorting, the shipments are reloaded and delivered to the terminals nearest their destinations. The Company ships freight directly between terminals when justified by the volume of shipments. The Company typically does not provide local pickup and delivery services and does not market its services directly to shippers. Since the Company does not place significant size or weight restrictions on shipments, it does not compete directly with small or overnight package delivery services such as DHL Worldwide, UPS and Airborne. During 2001, approximately 29% of the shipments the Company handled were for overnight delivery, with approximately 62% for delivery within two to three days and the balance in four to five days.

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

     Although expedited freight is often transported by aircraft, transportation by truck often is a viable alternative, especially for shipments requiring deferred delivery. Generally, the cost of shipping freight, especially heavy freight, by truck is substantially less than shipping by aircraft. The Company believes there are several trends that are increasing demand for lower-cost truck transportation of expedited freight. These trends include:

Increased Outsourcing of Logistics Management to Third Parties. Air freight forwarders are playing an increasingly important role in logistics management. As the growing emphasis on just-in-time processes has added to the complexity of logistics management, companies are finding it more advantageous to outsource their logistics management functions to third parties. In contrast to integrated air cargo carriers and less-than-truckload carriers that are focused on utilizing their own fixed-cost assets, air freight forwarders can select from various transportation modes and suppliers to meet their customers’ shipping requirements, thereby serving their customers less expensively. Air freight forwarders generally handle shipments of any size and offer customized shipping options, unlike integrated air cargo carriers and less-than-truckload carriers.

Integrated Air Cargo Carriers’ Increased Focus on Expedited Freight. Integrated air cargo carriers that transport heavy freight, such as Emery Worldwide and BAX Global, are increasingly targeting their marketing efforts at higher yielding expedited or overnight freight to better utilize their high fixed-cost infrastructures. As a result, these carriers are increasingly outsourcing deferred freight to surface transportation providers like Forward Air.

Reduced Airline Cargo Capacity. Since the 1980’s, when the domestic airlines eliminated many of their all-cargo aircraft, growth in demand for air cargo services has generally outpaced the growth of aircraft cargo capacity. More recently, airlines have been modifying their domestic route systems to provide higher frequency service to more destinations, therefore replacing many of their wide-body aircraft with narrow-body aircraft that have less cargo capacity. Federal Aviation Administration (“FAA”) mandates have also reduced air cargo capacity because most all-cargo aircraft are older, and it often is not economically feasible to modify these older aircraft to meet the FAA’s noise reduction standards.

Competitive Advantages

The Company believes that its competitive advantages are:

– Focus on the deferred air freight market. Forward Air focuses on providing ground transportation services to the deferred air freight market. The Company believes that this focus and commitment to reliable service has enabled Forward Air to provide a higher level of service in a more cost effective manner than its competitors.

– Concentrated marketing strategy. The Company provides its services to air freight forwarders, integrated air cargo carriers and airlines rather than marketing its services directly to shippers. The Company does not place significant size or weight restrictions on shipments and, therefore, does not compete with small or overnight package delivery services such as DHL Worldwide, UPS and Airborne. The Company believes that air freight forwarders prefer to purchase their transportation services from Forward Air because it does not market its services to their shipper customers and is not competing with them for customers.

– Established nationwide network of terminals and sorting facilities. The Company has built a network throughout the United States and Canada located on or near airports. The Company believes it would be difficult for a competitor to duplicate its nationwide network without the expertise it has acquired and without expending significant management resources and capital. Forward Air’s network enables it to provide regularly scheduled service between most markets, on-time delivery with minimal freight damage or loss, all at rates significantly below air freight rates.

– Low-capital-intensive business model. The Company purchases virtually all of its transportation requirements from owner-operators or truckload carriers, rather than acquiring and operating its own tractors. This allows the Company to respond quickly to changing demands and opportunities in its industry and to generate a higher return on assets with lower capital expenditures.

– Enhanced technology. The Company is committed to using information technology to improve its service and reduce its operating costs. Technology allows the Company to increase the volume of freight that it can handle in its network and provides real-time tracking and tracing of shipments throughout the transportation process. During 2001, Forward Air enhanced its systems to permit its customers to obtain real-time information about that shipment via the Internet or EDI.

– Broad customer base. The Company has established close relationships with a large number of air freight forwarders, integrated air cargo carriers and airlines. The

Company’s five largest customers only accounted for approximately 17% of its operating revenue in 2001, and no single customer accounted for more than ten percent.

Growth Strategy

The key elements of Forward Air’s growth strategy are to:

– Increase freight volume from existing customers. Many of the Company’s customers currently use Forward Air for only a portion of their overall transportation needs. In addition, many of the Company’s air freight forwarder customers are growing rapidly, and the Company expects that they will have a greater need for its services as their businesses grow. The Company will continue to market directly to these customers to capture additional freight volume.

– Improve efficiency of its transportation network. The Company constantly seeks to improve the efficiency of its network without changing its infrastructure or incurring significant capital expenditures. As the volume of freight between key markets increases, the Company intends to continue to add regional hubs and direct shuttles. Additional regional hubs and direct shuttles improve Forward Air’s efficiency by reducing the number of miles freight must be transported and reducing the number of times freight must be handled and sorted. Increased freight volumes should increase the Company’s profits and operating margins because these additional shipments help cover the substantial fixed costs of its operations.

– Develop new customers. The Company will actively market its services to potential new air freight forwarder customers. The Company believes air freight forwarders will move away from integrated air cargo carriers because those carriers charge higher rates and away from less-than-truckload carriers because those carriers provide less reliable service and compete for the same customers. The Company also believes that there is significant potential for increased freight volume from airlines as well as from the integrated air cargo carriers.

– Enhance information systems. The Company is committed to continued enhancement of its information systems in ways that can provide it both competitive service advantages and increased productivity. Management believes that Forward Air’s customers will increasingly demand more sophisticated information systems to track and trace shipments. Forward Air believes its enhanced systems will enable it to retain existing customers and encourage them to increase the volume of freight they send through its network. The Company also believes these enhanced information systems will attract new customers.

– Expand logistics services. The Company will continue to expand its national and international logistics services to increase revenue and improve utilization of its terminal facilities and labor force. The Company has added a number of services in the past few years, such as exclusive-use transportation services, and insurance, customs brokerage and terminal handling services. These services directly benefit Forward Air’s customers, particularly air freight forwarders who cannot justify providing the services for themselves, attract new customers and improve utilization of the Forward Air network by increasing its revenue without significantly increasing the Company’s costs.

– Pursue acquisitions. The Company intends to continue to evaluate acquisitions that can increase its penetration of a geographic area, add customers or freight density or allow it to offer additional services. Since its inception, the Company has acquired the assets of eight of its regional competitors that met one or more of these criteria.

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

     A typical shipment consists of a pallet load of freight, often computers, telecommunications equipment, machine parts, trade show exhibit materials or medical equipment. Since Forward Air commenced operations in November 1990, the weekly volume of freight moving through its network has increased from an average of approximately 1.2 million pounds to over 24.3 million pounds in 2001. During 2001, an average shipment weighed over 700 pounds. Shipments range from small boxes weighing only a few pounds to large shipments of several thousand pounds. Although the Company imposes no significant size or weight restrictions, it focuses its marketing and price structure on shipments of 200 pounds or more. As a result, the Company does not directly compete for most of its business with overnight couriers or small package delivery companies.

Terminals

     At December 31, 2001, the Forward Air network included terminals located in the following 75 cities:

City	Airport Served

Albany, NY	ALB
Albuquerque, NM	ABQ
Atlanta, GA	ATL
Austin, TX	AUS
Baltimore, MD	BWI
Baton Rouge, LA	BTR
Birmingham, AL	BHM
Boston, MA	BOS
Buffalo, NY	BUF
Charleston, SC	CHS
Charlotte, NC	CLT
Chicago, IL	ORD
Cincinnati, OH	CVG
Cleveland, OH	CLE
Columbia, SC	CAE
Columbus, OH	CMH
Dallas/Ft. Worth, TX	DFW
Dayton, OH	DAY
Denver, CO	DEN
Detroit, MI	DTW
El Paso, TX	ELP
Greensboro, NC	GSO
Greenville, SC	GSP
Hartford, CT	BDL
Houston, TX	IAH
Huntsville, AL	HSV
Indianapolis, IN	IND
Jackson, MS	JAN
Jacksonville, FL	JAX
Kansas City, MO	MCI
Knoxville, TN	TYS
Lafayette, LA	LFT
Laredo, TX	LRD
Las Vegas, NV	LAS
Little Rock, AR	LIT
Los Angeles, CA	LAX
Louisville, KY	SDF
Memphis, TN	MEM
Miami, FL	MIA
Milwaukee, WI	MKE
Minneapolis, MN	MSP
Mobile, AL	MOB
Nashville, TN	BNA
Newark, NJ	EWR
Newburgh, NY	SWF
New Orleans, LA	MSY
New York, NY	JFK
Norfolk, VA	ORF
Oklahoma City, OK	OKC
Omaha, NE	OMA
Orlando, FL	MCO
Pensacola, FL	PNS
Philadelphia, PA	PHL
Phoenix, AZ	PHX
Pittsburgh, PA	PIT
Portland, OR	PDX
Raleigh, NC	RDU
Richmond, VA	RIC
Rochester, NY	ROC
Sacramento, CA	SMF
Salt Lake City, UT	SLC
San Antonio, TX	SAT
San Diego, CA	SAN
San Francisco, CA	SFO
Seattle, WA	SEA
St. Louis, MO	STL
Syracuse, NY	SYR
Tampa, FL	TPA
Toledo, OH	TOL
Tucson, AZ	TUS
Tulsa, OK	TUL
Washington, DC	IAD
Montreal, Canada	YUL
Ottawa, Canada	YOW
Toronto, Canada	YYZ

     Independent agents operated eleven of these locations, which typically handle relatively low volumes of freight.

Shuttle Service And Regional Hubs

     The Company operates direct terminal-to-terminal shuttles and regional overnight service between cities where justified by freight volumes. The Company currently provides regional overnight service to many of the markets within its network. Direct service allows the Company to provide quicker scheduled service at a lower cost because it can transport freight over the most direct route and eliminate the added time and cost of handling the freight at its central or a regional hub sorting facility. Direct shipments also reduce the likelihood of damage because of reduced handling and sorting of the freight. As Forward Air continues to increase volume between various cities, it intends to continue to add direct shuttles. For example, the Northeast Shuttle transports freight between Albany, Baltimore, Boston, Buffalo, Hartford, Newark, Newburgh, New York, Philadelphia, Rochester, Syracuse and Washington. The Company accomplishes this by direct shipment, as from Boston to Newark, or by overnight service routed through the Newburgh regional hub. Where warranted by sufficient volume in a region, the Company utilizes larger terminals as regional sorting hubs, which allows it to bypass the Columbus sorting facility. These regional hubs improve the Company’s operating efficiency and enhance customer service. The Company currently operates regional hubs in Atlanta, Dallas/Ft. Worth, Kansas City, Los Angeles, New Orleans, Newburgh, Orlando and San Francisco.

Shipments

     Since operations were commenced in November 1990, the weekly volume of freight moving through the Company’s network has increased from an average of approximately 1.2 million pounds to over 24.3 million pounds per week as shown below:

Average Weekly
Year	Volume in Pounds

(In millions)
1990	1.2
1991	1.4
1992	2.3
1993	3.8
1994	7.4
1995	8.5
1996	10.5
1997	12.4
1998	15.4
1999	19.4
2000	24.0
2001	24.3

Customers and Marketing

     The Company’s customers are primarily air freight forwarders, airlines and integrated air cargo carriers. Air freight forwarder customers vary in size from small, independent, single facility companies to large, international logistics companies, such as AIT Freight Systems, Associated Global Systems, Danzas/AEI, Exel and Pilot Air Freight. Airline customers include British Airways, Continental, Northwest Airlines, United Airlines and Virgin Atlantic. Because of Forward Air’s reputation for dependable service, integrated air cargo carriers such as DHL Worldwide Express, Emery Worldwide, Federal Express and UPS utilize its services to provide overflow capacity and other services.

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

Logistics Services

     Customers increasingly demand more than the movement of freight from their transportation providers. To meet these demands, the Company continually seeks ways to customize its logistics services and add new services. Logistics services increase the Company’s profit margins by increasing its revenue without corresponding increases in its fixed costs.

     Forward Air logistics services allow customers to access the following services from a single source:

– exclusive-use transportation services;

– dock, warehouse and office space;

– customs brokerage, such as assistance with customs procedures for both import and export shipments; and

– terminal handling, such as shipment build-up and break-down and reconsolidation of air or ocean pallets or containers.

Technology and Information Systems

     The regular enhancement of the Company’s information systems is a key component of its growth strategy. The Company has invested and expects to continue to invest significant management and financial resources on improving its information systems in an effort to provide accurate, real-time information to its management and customers. Management believes the ability to provide accurate, real-time information on the status of shipments will become increasingly important and that its efforts in this area will result in both competitive service advantages and increased productivity throughout the Forward Air network.

Purchased Transportation

     The Company contracts for most of its transportation services from owner-operators. The owner-operators own, operate and maintain their own vehicles and employ their own drivers. The Company also purchases transportation from Landair Transport, Inc. and from other truckload carriers to handle overflow volume. Of the $97.5 million of purchased transportation in 2001, the Company purchased 72% from owner-operators, 2% from Landair Transport, Inc. and 26% from other common carriers.

     The Company seeks to establish long-term relationships with owner-operators to assure dependable service and availability, and the Company has consistently experienced a low turnover of owner-operators. The Company has established guidelines relating to safety records, driving experience and personal evaluations that it uses to select its owner-operators. To enhance the Company’s relationship with the owner-operators, it pays per mile rates above prevailing market rates and offers each driver a consistent work schedule, typically to the same destination.

Competition

     The air freight transportation industry is highly competitive and very fragmented. The Company’s competitors include regional trucking companies that specialize in handling deferred air freight and regional and national less-than-truckload carriers. To a lesser extent, the Company competes with integrated air cargo carriers and airlines. According to The Colography Group, Inc., an independent industry market research and consulting company, total revenue in 2001 for the U.S. domestic air market was estimated at $32.6 billion. Approximately $4.6 billion or 14% of that market was made up of heavyweight overnight and deferred freight, representing the portion of the market within which the Company believes it competes. The Company’s competition ranges from small operators that compete within a limited geographic area to companies with substantially greater financial and other resources and larger freight capacity. The Company also faces competition from its air freight forwarder customers who decide to establish their own networks to transport deferred air freight. The Company believes competition is based on service, primarily on-time delivery and reliability, as well as rates. The Company believes it offers its services at rates that are substantially below the charge to transport the same shipment to the same destination by air. The Company believes it has an advantage over less-than-truckload carriers based upon its reputation for faster, more reliable service between many cities.

Seasonality

     Historically, the Company’s operating results have been subject to seasonal trends when measured on a quarterly basis. The first quarter has traditionally been the weakest and the third and fourth quarters have traditionally been the strongest. Typically, this pattern has been the result of factors such as climate, national holidays, customer demand and economic conditions.

A significant portion of the Company’s revenue is derived from customers whose business levels are impacted by the economy.

Employees

     As of December 31, 2001, the Company employed 1,551 persons, 766 of whom were freight handlers and customer service personnel. None of the Company’s employees is covered by a collective bargaining agreement. The Company recognizes that its workforce, including its freight handlers, is one of its most valuable assets. The recruitment, training and retention of qualified employees are essential to support the Company’s continued growth and to meet the service requirements of its customers.

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

     From time to time, the Company is a party to litigation arising in the normal course of its business, most of which involve claims for personal injury, property damage related to the transportation and handling of freight or workers’ compensation. The Company does not believe that any of these pending actions, individually or in the aggregate, will have a material adverse effect on its business, financial condition or results of operations.

Regulation

     The Company, through its Forward Air, Inc. subsidiary, is a licensed property broker holding authority issued by the Federal Motor Carrier Safety Administration (“FMCSA”) at Docket No. MC-249708. The Company, through its FAF, Inc. subsidiary, is an interstate motor carrier licensed by the FMCSA at Docket No. MC-333604.

     The Company believes that it is in substantial compliance with applicable regulatory requirements relating to its operations. If the Company does not comply with applicable laws and regulations, it could be required to pay substantial fines and could have its licenses revoked.

     The Company is also subject to federal and state environmental laws and regulations, including those dealing with the transportation of hazardous materials and storage of fuel. The Company believes that it is in substantial compliance with applicable environmental laws and regulations. The Company does not expect any material expenditures for compliance with federal, state or local environmental laws and regulations in 2002.

ITEM 2. PROPERTIES

Properties and Equipment

     Management believes that the Company has adequate facilities for the conduct of its business, including properties owned and leased. Management further believes that in the event replacement property is needed, such property will be available on terms and at costs substantially similar to the terms and costs experienced by competitors within the transportation industry.

     The Company leases its 37,500 square foot headquarters in Greeneville, Tennessee from the Greeneville-Greene County Airport Authority. The lease term ends in 2006 and has two ten-year and one five-year renewal options. The Company has a capital lease agreement (with a bargain purchase option) extending to 2008 with the Director of Development of the State of Ohio for its 83,800 square foot Columbus, Ohio central hub sorting facility. In addition, the Company owns a terminal facility in Atlanta.

     The Company leases and maintains terminals in 62 additional cities located at or near various airports in the United States and Canada. Lease terms are typically for three to five years. The remaining eleven terminals are agent stations operated by independent agents who handle freight for the Company on a commission basis.

     The Company owns or leases the trailers it uses to move freight through the Forward Air network. Substantially all of the Company’s trailers are 53’ long, and many have specialized roller bed equipment required to serve air cargo industry customers. The average age of the Company’s owned trailer fleet was approximately 3.7 years at December 31, 2001.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, the Company is a party to litigation arising in the normal course of its business, most of which involve claims for personal injury and property damage related to the transportation and handling of freight or workers’ compensation. The Company does not believe that any of these pending actions, individually or in the aggregate, will have a material adverse effect on its business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year ended December 31, 2001, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this report.

     The following are the Company’s executive officers:

Name	Age	Position

Scott M. Niswonger (1)	55	Chairman of the Board and Chief Executive Officer
Bruce A. Campbell	50	President and Chief Operating Officer
Andrew C. Clarke	31	Senior Vice President, Chief Financial Officer, and Treasurer
Craig A. Drum	46	Senior Vice President, Sales
Michael A. Roberts	57	Senior Vice President, Marketing
Richard H. Roberts (1)	47	Senior Vice President, General Counsel and Secretary
Chris C. Ruble	39	Senior Vice President, Operations

(1)	Also serves as an executive officer of Landair Corporation.

     There are no family relationships between any of the executive officers of the Company. All officers hold office at the pleasure of the Board of Directors.

     Scott M. Niswonger is a co-founder of the Company and has served as a director since its founding in October 1981 and as Chairman of the Board and Chief Executive Officer since February 1988. Mr. Niswonger served as President of the Company from October 1981 until August 1998. He also serves as a director of Landair Corporation (“Landair”) and People’s Community Bank.

     Bruce A. Campbell has served as Chief Operating Officer of the Company since April 1990, as director since April 1993 and as President since August 1998. Mr. Campbell served as Executive Vice President of the Company from April 1990 until August 1998. Prior to joining the Company, Mr. Campbell served as Vice President of Ryder-Temperature Controlled Carriage in Nashville, Tennessee from September 1985 until December 1989. Mr. Campbell also serves as a director of Greene County Bancshares.

     Andrew C. Clarke has served the Company as a director and as Chief Financial Officer, Senior Vice President and Treasurer since April 2001. Since April 2000, he has served as Chief Financial Officer, Senior Vice President and director of LogTech Corporation (“LogTech”), a Company subsidiary that provided Internet and technology services and support to the Company. From August 1998 to March 2000, Mr. Clarke was an investment banker with Deutsche Banc Alex. Brown in the Global Transportation Group. From June 1997 until September 1997, he worked in the high yield group at Smith Barney Inc., and from August 1993 until June 1996 in the mergers and acquisitions group at A.G. Edwards & Sons, Inc.

     Craig A. Drum became Senior Vice President, Sales in July 2001 after joining the Company in January 2000 as Vice President, Sales of LogTech. In February 2001, Mr. Drum was promoted to Vice President of National Accounts. Prior to January 2000, Mr. Drum spent most of his 24-year career with Delta Air Lines, Inc., most recently as the Director of Sales and Marketing — Cargo.

     Michael A. Roberts has served as Senior Vice President, Marketing, of the Company since April 1990. He served as Vice President of Marketing from November 1987 until April 1990. Mr. Roberts served as a consultant to the Company from 1982 to 1987.

     Richard H. Roberts has served as Senior Vice President and General Counsel of the Company since July 1994 and as Secretary and a director since May 1995. Prior to joining the Company, Mr. Roberts was a partner with the Baker, Worthington, Crossley & Stansberry law firm from January 1991 until July 1994. Mr. Roberts also serves as a director of Landair and Miller Industries, Inc.

     Chris C. Ruble has served as Senior Vice President, Operations of the Company since October 2001. He was Regional Vice President from September 1997 to October 2001, regional manager from February 1997 to September 1997 after starting with the Company as a terminal manager in January 1996. From June 1986 to August 1995, Mr. Ruble served in various management capacities at Roadway Package System, Inc.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The $0.01 par value common stock of the Company (the “Common Stock”) trades on The Nasdaq National Market tier of The Nasdaq Stock Market® under the symbol “FWRD.” The following table sets forth the high and low sale prices for the Common Stock as reported by The Nasdaq National Market for each full quarterly period within the two most recent fiscal years. All prices have been restated to reflect a three-for-two stock split distributed in January 2000.

2000	High	Low

First Quarter	$33.50	$19.31
Second Quarter	$41.00	$20.00
Third Quarter	$48.25	$33.63
Fourth Quarter	$47.75	$27.75

2001	High	Low

First Quarter	$44.19	$29.50
Second Quarter	$39.14	$22.00
Third Quarter	$29.47	$20.33
Fourth Quarter	$35.27	$21.47

     There were approximately 6,000 shareholders of record (including brokerage firms and other nominees) of the Common Stock as of December 31, 2001.

     The Company has not paid cash dividends on its Common Stock in the two preceding fiscal years, and it is the current intention of management to retain earnings to finance the growth of the Company’s business. Future payment of dividends will depend upon the financial condition, results of operations, contractual restrictions and capital requirements of the Company, as well as other factors deemed relevant by the Board of Directors. No securities of the Company were sold during fiscal year 2001 without registration under the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data of the Company. The selected financial data should be read in conjunction with the Company’s financial statements and notes thereto, included elsewhere in this report.

	Year ended December 31

	2001	2000	1999	1998	1997(4)

		(In thousands, except per share data)
Income Statement Data: (1), (2)
Operating revenue	$227,500	$214,907	$170,843	$130,438	$105,140
Income from operations	31,658	37,301	26,444	16,011	13,064
Operating margin (3)	13.9%	17.4%	15.5%	12.3%	12.4%
Income from continuing operations	19,882	23,445	16,040	9,189	7,444
Income from continuing operations per share: (5)
Basic	0.92	1.11	0.80	0.49	0.42
Diluted	0.89	1.05	0.76	0.48	0.40
Cash dividends declared per common share (5)	—	—	—	—	—

Balance Sheet Data (at end of period):
Total assets of continuing operations	$136,959	$115,968	$79,617	$56,808	$39,965
Long-term obligations of continuing operations, net of current portion	4,451	7,232	4,754	20,126	8,254
Shareholders’ equity (6)	106,585	83,453	54,952	19,071	50,460

(1)	Reflects the Truckload Business as a discontinued operation.

(2)	Includes certain allocations of corporate administrative expenses by the Company (see Note 1 of Notes to Consolidated Financial Statements).

(3)	Income from operations as a percentage of operating revenue.

(4)	During the third quarter of 1997, the Company benefited from non-recurring revenue that resulted from the UPS strike. This additional revenue, net of variable costs and income taxes, but not allocated fixed costs, resulted in approximately $2.3 million of additional operating revenue, $1.2 million of income from operations and $0.06 of diluted earnings per share.

(5)	Restated to reflect a three-for-two stock split distributed in January 2000 and a two-for-one stock split distributed in March 1999.

(6)	Shareholders’ equity at December 31, 1998 reflects the spin-off of $44.3 million of net assets of Landair (the “Spin-off”).

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Results of Operations

     The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated.

	Year Ended December 31

	2001	2000	1999

Operating revenue	100.0%	100.0%	100.0%
Operating expenses:
Purchased transportation	42.9	42.5	43.8
Salaries, wages and employee benefits	22.4	22.0	22.4
Operating leases	5.1	4.7	5.2
Depreciation and amortization	3.7	2.7	2.9
Insurance and claims	3.3	1.7	1.2
Other operating expenses	8.7	9.0	9.0

Total operating expenses	86.1	82.6	84.5

Income from operations	13.9	17.4	15.5

Interest expense	(0.1)	—	(0.5)
Other income, net	0.4	0.3	0.2

Income before income taxes	14.2	17.7	15.2
Income taxes	5.5	6.8	5.8

Net income	8.7%	10.9%	9.4%

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Operating revenue increased by $12.6 million, or 5.9%, to $227.5 million for 2001 from $214.9 million in 2000. This increase resulted from an increase in traditional linehaul revenue of $4.2 million, an increase in logistics revenue of $4.8 million and an increase in other accessorial revenue of $3.6 million.

     Purchased transportation was 42.9% of operating revenue in 2001 compared to 42.5% in 2000. The increase in purchased transportation as a percentage of operating revenue was primarily attributable to a 0.5% increase in the amount paid to owner-operators for transportation services as well as a 0.3% increase in amounts paid for cartage services. The increase in purchased transportation costs as a percentage of operating revenue was offset by a 0.4% decrease in the amount paid to common carriers for transportation services.

     Salaries, wages and employee benefits were 22.4% of operating revenue in 2001 compared to 22.0% in 2000. The increase in salaries, wages and employee benefits as a percentage of operating revenue was primarily due to a 1.1% decrease in capitalized salary costs associated with the development of the Company’s internet-based system in 2000, which was offset by a 0.8% decrease in incentive payments in 2001.

     Operating leases, the largest component of which is terminal rent, were 5.1% of operating revenue in 2001 compared to 4.7% in 2000. The increase in operating leases as a percentage of revenue was attributable to a 0.7% increase in the amount paid for Company-operated terminals in 2001 compared to 2000. The increase in facility rental cost as a percentage of operating revenue was offset by a 0.3% decrease in the amount paid for leased trailers and trucks.

     Depreciation and amortization expense as a percentage of operating revenue was 3.7% in 2001, compared to 2.7% in 2000. The increase in depreciation and amortization expense as a percentage of revenue was primarily attributable to a 0.5% increase in depreciation from the capitalized costs associated with the development of internal-use software and a 0.4% increase from the amortization of the goodwill associated with the Dedicated Transportation Services, Inc. and Expedited Delivery Services, Inc. acquisitions.

     Insurance and claims were 3.3% of operating revenue in 2001, compared with 1.7% in 2000. The increase in insurance and claims expense as a percentage of revenue was the result of a 1.3% increase in primary and retrospective premium costs caused by an increase in the frequency and severity of accidents during 2001.

     Other operating expenses were 8.7% of operating revenue in 2001 compared with 9.0% in 2000. The decrease in other operating expenses as a percentage of revenue in 2001 resulted from a 0.3% decrease in office repairs and maintenance expense as well as a 0.2% decrease in end-station handling paid to agents. The decrease in other operating expenses as a percentage of operating revenue was offset by a 0.2% increase in the provision for doubtful accounts.

     Income from operations decreased by $5.6 million, or 15.0%, to $31.7 million for 2001 compared to $37.3 million for 2000. This decrease in income from operations is attributed to a higher operating cost structure incurred to operate the Forward Air network, including higher purchased transportation costs, higher salaries, wages and benefits, a greater number and larger size of terminals, an increase in depreciation and amortization expenses, as well as higher insurance costs. The Company was able to offset these increases, however, by lowering the percentage amount spent on other operating expenses.

     Interest expense was $331,000 in 2001 compared to $107,000 in 2000. The increase in interest expense was due to the discontinuation of the capitalization of interest costs relating to the completion of internal use software during 2001 which was offset by lower average net borrowings during 2001.

     Other income, net was $877,000 in 2001 compared to $773,000 in 2000. The increase in interest income was due to an increase in cash and interest bearing securities in 2001 as compared to 2000, but was partially offset by lower yields on investments during that same time period.

     The combined federal and state effective tax rate for 2001 was 38.3%, compared to a rate of 38.2% for 2000. For information concerning income taxes, as well as information regarding differences between effective tax rates and statutory rates, see Note 7 of the Notes to Consolidated Financial Statements.

     As a result of the foregoing factors, net income decreased by $3.5 million, or 15.0%, to $19.9 million for 2001, from $23.4 million in 2000.

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

     Income from operations increased by $10.9 million, or 41.3%, to $37.3 million for 2000 compared to $26.4 million for 1999. This increase in income from operations is due primarily to a lower operating cost structure resulting from an increase in operating revenue, which allowed the Company to spread the fixed costs of its network over a larger revenue base. The increase in income from operations during 2000 was partially offset by operating losses of approximately $1.6 million relating to the Company’s information technology subsidiary, LogTech. In 2001, the Company internalized the LogTech operations and begin offering its information technology services to its existing customer base. The wind-down of LogTech operations resulted in an additional estimated $350,000, or $0.01 per share, of operating losses during the first quarter of 2001.

     Interest expense was $107,000 in 2000 compared to $787,000, or 0.5% of revenue, in 1999. The decrease in interest expense was due to lower average net borrowings during 2000 coupled with the capitalization of interest costs totaling $301,000 during 2000 relating to the development of internal-use software.

     The combined federal and state effective tax rate for 2000 was 38.2%, compared to a rate of 38.3% for 1999. For information concerning income taxes, as well as information regarding differences between effective tax rates and statutory rates, see Note 7 of the Notes to Consolidated Financial Statements.

     As a result of the foregoing factors, income from continuing operations increased by $7.4 million, or 46.3%, to $23.4 million for 2000, from $16.0 million in 1999.

Discussion of Critical Accounting Policies

   Allowance for Doubtful Accounts and Revenue Adjustments

     The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In circumstances where management is aware of a specific customers’ inability to meet its financial obligations to the Company (e.g., bankruptcy filings, accounts turned for litigation), the Company records a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount management reasonably believes will be collected. For all other customers, the Company recognizes reserves for bad debts based on the length of time the receivables are past due. Specifically, amounts that are ninety days or more past due are reserved at 50%. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a major customer’s ability to meet its financial obligations to the Company), our estimates of the recoverability of amounts due to the Company could be reduced by a material amount.

   Insurance Loss Reserves

     Given the nature of the Company’s operating environment, the Company has, and in the future may, become subject to vehicle, workers compensation and health insurance claims. To mitigate a portion of these risks, the Company maintains insurance for individual vehicle and workers compensation claims exceeding $250,000 and health insurance claims exceeding

$100,000. The amount of loss reserve and loss adjustment expenses is determined based on an estimation process that uses information obtained from both Company specific and industry data, as well as general economic information. The estimation process requires management to continuously monitor and evaluate the life cycle of claims. Using data obtained from this monitoring and management’s assumptions about the emerging trends, management develops information about the size of ultimate claims based on the Company’s historical experience and other available market information. The most significant assumptions used in the estimation process include determining the trend in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior year claims, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. Management also monitors the reasonableness of the judgments made in the prior year estimation process (referred to as a hindsight analysis) and adjusts current year assumptions based on the hindsight analysis.

Liquidity and Capital Resources

     The Company’s availability under its line of credit was $14.8 million and $13.8 million at December 31, 2001 and 2000, respectively. As of December 31, 2001, the Company had $19.4 million in cash or cash equivalents and management believes that the Company will have adequate access to capital for its foreseeable future needs. The Company was in full compliance with the covenant and ratio requirements in its loan agreements at the end of December 31, 2001 and 2000.

     The Company has historically financed its working capital needs, including capital expenditures, with cash flows from operations and borrowings under its bank lines of credit. Net cash provided by operating activities totaled approximately $35.5 million for 2001, $33.8 million for 2000 and $20.1 million for 1999. The increases in net cash provided by operating activities in 2001 and 2000 are mainly attributable to growth and improvements in results of operations.

     Net cash used in investing activities was approximately $31.0 million in 2001, $26.9 million in 2000 and $13.4 million in 1999. Investing activities in 2001 consisted primarily of purchases and sales/maturities of available-for-sale securities as well as acquisitions and capital expenditures. Investing activities in 2000 and 1999 consisted primarily of acquisitions along with the purchase of operating equipment and management information systems.

     Net cash used in financing activities was $743,000 in 2001, compared to net cash provided by financing activities of $2.6 million in 2000 and cash used in financing activities of $1.2 million in 1999. Financing activities included the continued financing of operating equipment and working capital needs, repayment of long-term debt and capital leases, proceeds received from the exercise of stock options, Common Stock issued under the Company’s employee stock purchase plan, and Common Stock issued from a public offering.

     On May 4, 1999, 1.5 million shares of the Common Stock of the Company were sold under a Form S-3 Registration Statement dated April 23, 1999. The net proceeds of the offering were $18.0 million and were used principally to repay outstanding debt.

     The Company expects net capital expenditures in 2002 for operating equipment and management information systems to be approximately $5.0 million. The Company expects to fund these expenditures through cash provided by operating activities and borrowings under its credit facility. The 2002 capital expenditure budget does not include any allocation for acquisitions.

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

Contractual Obligations and Commercial Commitments

Contractual Obligations	Payment Due Period

			1-3		After
	Total	Less Than 1 Year	Years	4-5 Years	5 Years

Long-term debt	$895	$452	$443	$—	$—
Capital lease obligations	5,572	775	1,550	1,550	1,697
Operating leases	29,070	10,868	13,654	4,288	260
Other long-term obligations	—	—	—	—	—

Total contractual cash obligations	$35,537	$12,095	$15,647	$5,838	$1,957

     Management believes that the Company’s available cash, expected cash generated from future operations and borrowings under available lines of credit, will be sufficient to satisfy anticipated cash needs for at least the next twelve months.

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

Related Party Transactions

   Transactions with Landair Corporation

     On July 9, 1998, the Board of Directors of the Company authorized the Spin-off to separate the Company into two publicly-held corporations, one owning and operating the deferred air freight operations and the other owning and operating the truckload operations.

     The Spin-off was effected on September 23, 1998 through the distribution to shareholders of the Company of all the outstanding stock of a new truckload holding company, Landair.

     Pursuant to the Spin-off, the common stock of Landair was distributed on a pro rata basis of one share of Landair common stock for every one share of Company common stock held. Effective with the Spin-off, the Company is the legal entity that continues to own and operate the deferred air freight operations through its operating subsidiaries and Landair is the legal entity that owns and operates the truckload operations through its operating subsidiaries.

     In connection with the Spin-off, the Company entered into a Transition Services Agreement (“TSA”) with Landair which was effective upon the actual separation of the two companies.

     In accordance with the terms included in the TSA, subsequent to the Spin-off in 1998, the Company provided accounts payable, payroll, human resources, employee benefit plan administration, owner-operator settlement, central purchasing, accounting and legal, general administrative, and information technology services to the Company. The Company charged Landair $662,000, $1.5 million and $2.4 million, respectively, during the years ended December 31, 2001, 2000 and 1999 for these services. These charges have been included in salaries, wages and employee benefits in the accompanying statements of operations. Landair provided safety, licensing, permitting and fuel tax, insurance and claims services, recruiting and retention services, and driver training center services to the Company. Landair charged the Company $104,000, $230,000 and $455,000, respectively, during the years ended December 31, 2001, 2000 and 1999 for these services. These charges have been included in salaries, wages and employee benefits in the accompanying statements of operations.

     The Company purchased $1.7 million, $2.2 million and $3.3 million of truckload transportation services from Landair in 2001, 2000 and 1999, respectively.

     The Company’s Chairman of the Board and Chief Executive Officer and its Senior Vice-President, General Counsel and Secretary also serve as executive officers and directors of Landair.

   Transactions with Sky Night LLC

     The Company purchases air transportation services from Sky Night, LLC (“Sky Night”), a limited liability corporation owned by the Company’s Chairman and Chief Executive Officer. The air charter expense totaled $269,000 and $185,000 in 2001 and 2000, respectively. In addition, the Company paid salaries and benefits of $104,000 and $130,000 for two pilots of the limited liability corporation during 2001 and 2000, respectively.

     During 2001, the Company entered into an agreement to sublease hangar space at its Greeneville, Tennessee headquarters to Sky Night. The initial term of the sublease is for 12 months, with a one-year renewal option, and the monthly rental rate was determined based on market prices for similar spaces in the area.

Impact of Recent Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133, as amended, was required to be adopted by the Company in January 2001. The adoption of the Statement did not have a significant effect on the financial position or results of operations of the Company.

Forward-Looking Statements

     The Company, or its officers and directors on behalf of the Company, may from time to time make written or oral “forward-looking statements.” Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission (the “Commission”), in press releases and in reports to shareholders. Oral forward-looking statements may be made by the Company’s officers and directors on behalf of the Company to the press, potential investors, securities analysts and others. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements. The Company relies on this safe harbor in making such disclosures. In connection with this safe harbor provision, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Without limitation, factors that might cause such a difference include economic factors such as recessions, inflation, higher interest rates and downturns in customer business cycles, the Company’s inability to maintain its historical growth rate due to a decreased volume of freight moving through the Company’s network, competition, surplus inventories, loss of a major customer, the ability of the Company’s information systems to handle increased volume of freight moving through its network, and the availability and compensation of qualified independent owner-operators to serve the Company’s transportation needs. The Company disclaims any intent or obligation to update these forward-looking statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     On May 4, 1999, the Company sold 1.5 million shares of Common Stock in a public offering. The net proceeds of $18.0 million were used principally to repay outstanding debt. With this repayment, the Company’s exposure to market risk related to its remaining outstanding debt is not significant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with respect to directors of the Company is incorporated herein by reference to the Company’s definitive proxy statement for its 2002 Annual Meeting of Shareholders (the “2002 Proxy Statement”). The 2002 Proxy Statement will be filed with the Commission not later than 120 days subsequent to December 31, 2001.

     Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.

ITEM 11.      EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the 2002 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2001.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the 2002 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2001.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the 2002 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2001.

PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)and (2)	List of Financial Statements and Financial Statement Schedules.

The response to this portion of Item 14 is submitted as a separate section of this report.

(a)(3)	List of Exhibits.

The response to this portion of Item 14 is submitted as a separate section of this report.

(b)	Reports on Form 8-K.

The Company did not file a report on Form 8-K during the fourth quarter of 2001.

(c)	Exhibits.

The response to this portion of Item 14 is submitted as a separate section of this report.

(d)	Financial Statement Schedules.

The response to this portion of Item 14 is submitted as a separate section of this report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Forward Air Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORWARD AIR CORPORATION

By:	/s/ Scott M. Niswonger

Scott M. Niswonger, Chairman
and Chief Executive Officer

Date: March 14, 2002

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Scott M. Niswonger Scott M. Niswonger	Chairman and Chief Executive Officer (Principal Executive Officer)	March 14, 2002

/s/ Andrew C. Clarke Andrew C. Clarke	Chief Financial Officer, Senior Vice President, Treasurer and Director (Principal Financial and Accounting Officer)	March 14, 2002

/s/ Bruce A. Campbell Bruce A. Campbell	President, Chief Operating Officer and Director	March 14, 2002

/s/ Richard H. Roberts Richard H. Roberts	Senior Vice President, General Counsel, Secretary and Director	March 14, 2002

/s/ James A. Cronin, III James A. Cronin, III	Director	March 14, 2002

/s/ Robert K. Gray Hon. Robert K. Gray	Director	March 14, 2002

/s/ Ray A. Mundy Ray A. Mundy	Director	March 14, 2002

Annual Report on Form 10-K

Item 8, Item 14(a)(1) and (2), (c) and (d)

List of Financial Statements and Financial Statement Schedule

Financial Statements and Supplementary Data

Certain Exhibits

Financial Statement Schedule

Year Ended December 31, 2001

Forward Air Corporation

Greeneville, Tennessee

Forward Air Corporation

Form 10-K — Item 8 and Item 14(a)(1) and (2)

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

Report of Independent Auditors

The Board of Directors and Shareholders
Forward Air Corporation

We have audited the accompanying consolidated balance sheets of Forward Air Corporation as of December 31, 2001 and 2000, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2001. Our audits also included the financial statement schedule listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forward Air Corporation at December 31, 2001 and 2000, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Ernst & Young LLP

Nashville, Tennessee
February 1, 2002

Forward Air Corporation

Consolidated Balance Sheets

	December 31

	2001	2000

	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$19,364	$15,589
Short-term investments	9,222	—
Accounts receivable, less allowances of $1,067 in 2001 and $1,184 in 2000	28,764	33,617
Income taxes receivable	—	1,926
Inventories	379	439
Prepaid expenses	2,442	2,398
Deferred income taxes	2,233	956

Total current assets	62,404	54,925

Property and equipment:
Land	3,199	3,199
Buildings	9,936	9,936
Equipment	52,875	42,636
Leasehold improvements	1,885	1,642
Software development in progress	145	6,707

	68,040	64,120

Accumulated depreciation and amortization	25,345	19,059

	42,695	45,061

Long-term investments	14,385	—
Goodwill, net of accumulated amortization of $1,931 in 2001 and $869 in 2000	15,588	13,580
Other intangible assets, net	931	1,503
Other assets	956	899

Total assets	$136,959	$115,968

	December 31

	2001	2000

	(In thousands)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$5,086	$9,730
Accrued payroll and related items	1,994	2,215
Insurance and claims accruals	5,534	2,354
Income taxes payable	238	—
Other accrued expenses	4,542	3,856
Current portion of long-term debt	452	532
Current portion of capital lease obligations	464	446

Total current liabilities	18,310	19,133

Long-term debt, less current portion	443	2,784
Capital lease obligations, less current portion	4,008	4,448
Deferred income taxes	7,613	6,150

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, $.01 par value:
Authorized shares - 5,000,000
No shares issued	—	—
Common stock, $.01 par value:
Authorized shares - 50,000,000
Issued and outstanding shares - 21,637,968 in 2001 and 21,311,799 in 2000	216	213
Additional paid-in capital	43,796	40,578
Accumulated other comprehensive income	29	—
Retained earnings	62,544	42,662

Total shareholders’ equity	106,585	83,453

Total liabilities and shareholders’ equity	$136,959	$115,968

See accompanying notes.

Forward Air Corporation

Consolidated Statements of Income

	Year ended December 31

	2001	2000	1999

	(In thousands, except per share data)
Operating revenue	$227,500	$214,907	$170,843

Operating expenses:
Purchased transportation	97,488	91,421	74,836
Salaries, wages and employee benefits	50,938	47,253	38,325
Operating leases	11,666	10,059	8,807
Depreciation and amortization	8,410	5,783	4,996
Insurance and claims	7,455	3,639	2,007
Other operating expenses	19,885	19,451	15,428

	195,842	177,606	144,399

Income from operations	31,658	37,301	26,444

Other income (expense):
Interest expense	(331)	(107)	(787)
Other, net	877	773	333

	546	666	(454)

Income from continuing operations before income taxes	32,204	37,967	25,990
Income taxes	12,322	14,522	9,950

Net income	$19,882	$23,445	$16,040

Basic net income per share	$0.92	$1.11	$0.80

Diluted net income per share	$0.89	$1.05	$0.76

See accompanying notes.

Forward Air Corporation

Consolidated Statements of Shareholders’ Equity

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income	Equity

	(In thousands)
Balance at December 31, 1998	18,882	$189	$15,705	$3,177	$—	$19,071
Comprehensive income:
Net income for 1999	—	—	—	16,040	—	16,040

Exercise of stock options	336	3	1,328	—	—	1,331
Common stock issued under employee stock purchase plan	15	—	136	—	—	136
Income tax benefit from stock options exercised	—	—	341	—	—	341
Net proceeds of public offering	1,500	15	18,018	—	—	18,033

Balance at December 31, 1999	20,733	207	35,528	19,217	—	54,952
Comprehensive income:
Net income for 2000	—	—	—	23,445	—	23,445
Exercise of stock options	573	6	2,611	—	—	2,617
Common stock issued under employee stock purchase plan	6	—	177	—	—	177
Income tax benefit from stock options exercised	—	—	2,262	—	—	2,262

Balance at December 31, 2000	21,312	213	40,578	42,662	—	83,453
Comprehensive income:
Net income for 2001	—	—	—	19,882	—	19,882
Unrealized gain on securities available for sale, net of $19 tax	—	—	—	—	29	29

Exercise of stock options	320	3	1,947	—	—	1,950
Common stock issued under employee stock purchase plan	6	—	150	—	—	150
Income tax benefit from stock options exercised	—	—	1,121	—	—	1,121

Balance at December 31, 2001	21,638	$216	$43,796	$62,544	$29	$106,585

See accompanying notes.

Forward Air Corporation

Consolidated Statements of Cash Flows

	Year ended December 31

	2001	2000	1999

	(In thousands)
Operating activities
Net income	$19,882	$23,445	$16,040
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,410	5,783	4,996
Loss on sale of investments	3	—	—
(Gain) loss on sale of property and equipment	(34)	33	(43)
Provision for losses on receivables	892	433	295
Provision for revenue adjustments	1,601	1,258	1,245
Deferred income taxes	167	2,787	1,450
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable	2,360	(2,410)	(9,128)
Inventories	60	201	(251)
Prepaid expenses and other assets	(101)	(607)	754
Accounts payable and accrued expenses	(999)	3,207	5,021
Income taxes	3,285	(297)	(275)

Net cash provided by operating activities	35,526	33,833	20,104

Investing activities
Purchases of property and equipment	(4,844)	(16,547)	(7,412)
Proceeds from disposal of property and equipment	375	494	1,001
Acquisition of businesses	(2,977)	(10,711)	(6,814)
Proceeds from sales or maturities of available-for-sale securities	47,792	—	—
Purchases of available-for-sale securities	(71,373)	—	—
Other	19	(87)	(139)

Net cash used in investing activities	(31,008)	(26,851)	(13,364)
Financing activities
Proceeds from long-term debt	—	1,853	—
Payments of long-term debt	(2,421)	(1,479)	(19,739)
Payments of capital lease obligations	(422)	(550)	(967)
Proceeds from exercise of stock options	1,950	2,617	1,331
Proceeds from common stock issued under employee stock purchase plan	150	177	136
Net proceeds from public offering of common stock	—	—	18,033

Net cash provided by (used in) financing activities	(743)	2,618	(1,206)

Net increase (decrease) in cash and cash equivalents	3,775	9,600	5,534
Cash and cash equivalents at beginning of year	15,589	5,989	455

Cash and cash equivalents at end of year	$19,364	$15,589	$5,989

Forward Air Corporation

Consolidated Statements of Cash Flows (continued)

	Year ended December 31

	2001	2000	1999

	(In thousands)
Non-cash transactions:
Issuance of note payable to DTSI for non-compete agreement	$—	$1,349	$—

Capital lease obligation to Rickenbacker Port Authority	$—	$1,011	$—

Issuance of notes payable to Quick Delivery Service, Inc. and LTD Air Cargo, Inc. for asset acquisitions and non-compete agreements	$—	$—	$1,400

See accompanying notes.

Forward Air Corporation

Notes to Consolidated Financial Statements

December 31, 2001

1.     Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements of the Company include Forward Air Corporation and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

The Company operates a comprehensive national network for the time-definite surface transportation of deferred freight. The Company provides its transportation services through a network of terminals located on or near airports in the United States and Canada. The Company’s customers consist primarily of air freight forwarders, domestic and international airlines and integrated air cargo carriers. The Company’s operations involve receiving deferred freight shipments at its terminals and transporting them by truck to the terminal nearest their destination. These activities constitute a single business segment as defined by the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosure about Segments of an Enterprise and Related Information.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

Operating Revenue

Operating revenue and related costs are recognized as of the date shipments are completed. No single customer accounted for more than 10% of operating revenue in 2001, 2000 or 1999.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash and cash equivalents.

Available-For-Sale Securities

Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in other comprehensive income. The amortized cost of debt securities in this category

Forward Air Corporation

Notes to Consolidated Financial Statements (continued)

1.     Accounting Policies (continued)

is adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale are included in investment income.

Inventories

Inventories of tires, replacement parts, supplies, and fuel for equipment are stated at the lower of cost or market utilizing the FIFO (first-in, first-out) method of determining cost. Inventories of tires and replacement parts are not material in the aggregate. Replacement parts are expensed when placed in service, while tires are capitalized and amortized over their expected life. Replacement parts and tires appear in the “other operating expenses” line item of the income statement.

Property and Equipment

Property and equipment are stated at cost. Depreciation of property and equipment is calculated based upon the cost of the asset, reduced by its estimated salvage value, using the straight-line method over the estimated useful lives as follows:

Buildings	30-40 years
Equipment	3-10 years
Leasehold improvements	1-15 years

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. The measurement of possible impairment is based upon determining whether projected undiscounted future cash flows from the use of the asset over its remaining useful life are less than the carrying value of the asset. As of December 31, 2001, in the opinion of management, there has been no such impairment.

Accounting for Goodwill and Other Intangibles

Goodwill is stated at cost. The Company records all goodwill based on an estimated useful life of fifteen years. Amortization of goodwill is calculated using the straight-line method. In the case of noncompete agreements, total payments are discounted using a reasonable rate of interest to arrive at the present value. Amortization of noncompete agreements is based on the present value schedules over the period of the agreement.

Forward Air Corporation

Notes to Consolidated Financial Statements (continued)

1.     Accounting Policies (continued)

Software Development

Costs related to software developed or acquired for internal use are expensed or capitalized and then amortized in accordance with FASB SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Company uses a five year straight line amortization for the capitalized amounts of software development costs.

Risk Management

The Company is self-insured for certain of its workers’ compensation, property damage, auto liability and medical benefit claims. The Company has entered into agreements with independent insurance companies to limit its losses with respect to these claims. The amount of loss reserve and loss adjustment expenses is determined based on an estimation process that uses information obtained from both Company specific and industry data, as well as general economic information. The estimation process requires management to continuously monitor and evaluate the life cycle of claims.

Income Per Share

The Company calculates income per share in accordance with SFAS No. 128, Earnings Per Share. Under SFAS No. 128, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share includes any dilutive effects of options, warrants and convertible securities, and uses the treasury stock method in calculating dilution. All earnings per share data included in the consolidated financial statements and notes thereto have been restated to give effect to a three-for-two stock split and a two-for-one stock split (see Note 6).

Comprehensive Income

Comprehensive income includes any changes in the equity of the Company from transactions and other events and circumstances from non-operational sources. In 2001, unrealized gains and losses on securities available-for-sale are included in other comprehensive income. The Company had no items of other comprehensive income in 2000 or 1999 and, accordingly, comprehensive income is equivalent to income in those years.

Employee Stock Options

The Company grants options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the grant date. The Company accounts for employee stock

Forward Air Corporation

Notes to Consolidated Financial Statements (continued)

1.     Accounting Policies (continued)

option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants.

Recently Issued Accounting Pronouncements

In June 2001, the FASB issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income in 2002 of $694,000 ($0.03 per share) per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002. Management has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

In June 1998, SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, was issued and was required to be adopted in years beginning after June 15, 1999. In June 1999, SFAS No. 137 was issued, deferring the effective date of SFAS No. 133 for one year. This Statement requires all derivatives to be recorded on the balance sheet at fair value. This results in the offsetting changes in fair values or cash flows of both the hedge and the hedged item being recognized in earnings or other comprehensive income, as appropriate, in the same period. Changes in fair value of derivatives not meeting the Statement’s hedge criteria are included in income. The Company adopted the new Statement as of January 1, 2001. The adoption of this Statement did not have a significant effect on the results of operations or financial position for the year ended December 31, 2001.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the 2001 presentation. These reclassifications had no effect on net income as previously reported.

Forward Air Corporation

Notes to Consolidated Financial Statements (continued)

1.     Accounting Policies (continued)

Spin-Off of Landair Corporation

On July 9, 1998, the Board of Directors of the Company authorized the separation of the Company into two publicly-held corporations, one owning and operating the deferred air freight operations and the other owning and operating the truckload operations (the “Spin-off”).

The Spin-off was effected on September 23, 1998 through the distribution to shareholders of the Company of all of the outstanding shares of common stock of a new truckload holding company (formerly “the Truckload Business”), Landair Corporation (“Landair”). Pursuant to the Spin-off, the common stock of Landair was distributed on a pro rata basis of one share of Landair common stock for every one share of the Company’s common stock held as of the record date. Subsequent to the Spin-off, the Company has continued as the legal entity that owns and operates the deferred air freight operations through its operating subsidiaries and Landair is the legal entity that owns and operates the truckload operations.

As used in the accompanying consolidated financial statements, the term “Forward Air Business” refers to the deferred air freight operations; Landair, or the term “Truckload Business,” refers to the truckload operations; and the “Company” refers to the entity which, prior to the Spin-off, through its subsidiaries operated both the Forward Air Business and the Truckload Business and which, after the Spin-off, continues to operate the Forward Air Business.

2.     Agreements Related to Spin-Off of Landair Corporation

On July 9, 1998, the Board of Directors of the Company authorized the separation of the Company into two publicly-held corporations, one owning and operating the Forward Air Business and the other owning and operating the Truckload Business. The Spin-off was effected on September 23, 1998.

In connection with the Spin-off, the Company and Landair entered into certain agreements which were effective upon the actual separation of the two companies. The agreements were entered into to facilitate orderly changes from an integrated transportation company to separate deferred air freight and truckload operating companies in a way which is minimally disruptive to each entity. Following are summaries of the principal agreements:

Transition Services Agreement

The Transition Services Agreement, as amended (“TSA”), describes the services which the Company and Landair provide to each other following the Spin-off. Services performed under

Forward Air Corporation

Notes to Consolidated Financial Statements (continued)

2.     Agreements Related to Spin-Off of Landair Corporation (continued)

the TSA are negotiated and paid for on an arm’s-length basis. The Company or Landair, as recipients of the services, may terminate any or all such services at any time on thirty days’ irrevocable written notice, and the Company or Landair, as providers of the services, may terminate any or all of the services, other than information technology services, on three months’ irrevocable notice. As of December 31, 2001, the Company had terminated substantially all of the services under the TSA.

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

3.     Acquisition of Businesses

In January 2001, the Company acquired certain assets of Expedited Delivery Services, Inc. (“Expedited”), a deferred air freight contractor to the air cargo industry based in Dallas, Texas. The Company paid approximately $3.0 million in cash for certain assets of Expedited, including approximately $1.0 million of capitalized direct and/or out-of-pocket expenses related to the acquisition. The acquisition was accounted for as a purchase and the excess cost over fair value of the net assets acquired is being amortized on a straight-line basis over a fifteen-year period. The purchase price resulted in an allocation of $3.0 million to goodwill.

In December 2000, the Company acquired the assets of Dedicated Transportation Services, Inc. (“DTSI”), a deferred air freight contractor to the air cargo industry based in Santa Ana, California. The Company paid approximately $10.8 million in cash for certain assets of DTSI (including approximately $700,000 of capitalized direct and/or out-of-pocket expenses related to the acquisition), which included accounts receivable, net of estimated costs to collect such receivables, in the amount of approximately $5.4 million. The acquisition was accounted for as a purchase and the excess cost over fair value of the net assets acquired is being amortized on a straight-line basis over a fifteen-year period. The allocation of the purchase price resulted in an allocation of $5.1 million to goodwill. The Company also entered into non-compete agreements with the former owners of DTSI, which provide for a total of $500,000 to be paid annually by the Company over a three-year period. Non-compete agreements are being amortized over the terms of the agreements.

Forward Air Corporation

Notes to Consolidated Financial Statements (continued)

3.     Acquisition of Businesses (continued)

In October 1999, the Company acquired certain air cargo operating assets of Quick Delivery Service, Inc. (“Quick”), a deferred air freight contractor to the air cargo industry based in Mobile, Alabama and certain air cargo operating assets of LTD Air Cargo, Inc. (“LTD”), a deferred air freight contractor to the air cargo industry based in Franklin, Tennessee. The Company paid approximately $6.8 million in cash and issued notes payable totaling $1.0 million for the above two acquisitions. The acquisitions were accounted for as purchases. The Company also entered into non-compete agreements with the former owners of Quick and LTD for a total of $400,000 to be paid in installments by the Company over the terms of the agreements. Non-compete agreements are being amortized over the terms of the agreements. Goodwill relating to the Quick and LTD acquisitions totaled approximately $6.4 million and is being amortized on a straight-line basis over a life of fifteen years.

The results of operations for the acquired businesses are included in the consolidated statements of income from the respective acquisition dates forward. The Company did not include a pro forma disclosure with respect to its acquisitions as they have not been material.

4.     Investments

The following is a summary of available-for-sale securities at December 31, 2001 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

Obligations of states and political subdivisions	$23,559	$57	$9	$23,607

Available-for-sale securities	$23,559	$57	$9	$23,607

The gross realized gains on sales of available-for-sale securities totaled $5,000 and the gross realized losses totaled $8,000 in 2001. The net adjustment to unrealized holding gains on available-for-sale securities included in other comprehensive income totaled $29,000 in 2001. The Company had no investments in securities available for sale prior to 2001.

Forward Air Corporation

Notes to Consolidated Financial Statements (continued)

4.     Investments (continued)

The net carrying value and estimated fair value of debt securities at December 31, 2001, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Fair Value

Debt securities:
Due within one year	$9,199	$9,222
Due after one year through three years	14,360	14,385
Due after three years	—	—

Total debt securities with contractual maturities	$23,559	$23,607

5.     Long-Term Debt

Long-term debt consists of the following:

	December 31

	2001	2000

	(In thousands)
Line of credit	$—	$1,853
Non-compete obligations	895	1,463

	895	3,316
Less current portion	452	532

	$443	$2,784

The Company has a $20.0 million working capital line of credit facility with a Tennessee bank which expires in April 2002. Interest rates for advances under the facility vary from LIBOR plus 1.0% to 1.9% based upon covenants related to total indebtedness and cash flows, (3.3% and 7.8% at December 31, 2001 and 2000, respectively). Advances are collateralized primarily by accounts receivable. The agreement contains, among other things, restrictions that do not allow the payment of dividends, and requires the maintenance of certain levels of net worth and other financial ratios. At December 31, 2001, the Company had $-0- outstanding under the line and had utilized $5.2 million of availability for outstanding letters of credit.

Forward Air Corporation

Notes to Consolidated Financial Statements (continued)

5.     Long-Term Debt (continued)

Maturities of long-term debt are as follows (in thousands):

2002	$452
2003	443

$895

Interest payments during 2001, 2000 and 1999 were $454,000, $409,000 and $911,000, respectively, of which $123,000, $301,000 and $71,000 was capitalized.

6.     Shareholders’ Equity and Stock Options

Preferred Stock — The Board of Directors is authorized to issue, at its discretion, up to 5.0 million shares of preferred stock, par value $.01. The terms and conditions of the preferred shares are to be determined by the Board of Directors. No shares have been issued to date.

Common Stock Splits — On January 10, 2000, the Board of Directors approved a three-for-two split of the common shares which was distributed on January 28, 2000 to shareholders of record as of January 21, 2000. On February 24, 1999, the Board of Directors approved a two-for-one split of the common shares which was distributed on March 19, 1999 to shareholders of record as of March 12, 1999. Common stock issued and additional paid-in capital have been restated to reflect these splits for all years presented. All common share and per share data included in the consolidated financial statements and notes thereto have been restated to give effect to the stock splits.

Employee Stock Option and Incentive Plan — The Company follows APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its employee stock options. Under Opinion No. 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, Accounting for Stock Based Compensation, which also requires that the information be determined as if the Company has accounted for its stock options granted subsequent to December 31, 1994

Forward Air Corporation

Notes to Consolidated Financial Statements (continued)

6.     Shareholders’ Equity and Stock Options (continued)

under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2001, 2000 and 1999, respectively: risk-free interest rates of 4.7%, 6.5%and 5.2%; dividend ratio of zero; volatility factors of the expected market price of the common stock of 0.5, 0.7 and 0.7; and a weighted-average expected life of the option of seven years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands, except per share data):

	2001	2000	1999

Pro forma net income	$16,654	$22,463	$14,946
Pro forma net income per share:
Basic	$0.77	$1.07	$0.74
Diluted	$0.75	$1.01	$0.71

Forward Air Corporation

Notes to Consolidated Financial Statements (continued)

6.     Shareholders’ Equity and Stock Options (continued)

A summary of the Company’s employee stock option activity and related information for the years ended December 31 follows:

	2001		2000		1999

		Weighted–		Weighted–		Weighted–
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
	(000)	Price	(000)	Price	(000)	Price

Outstanding – beginning of year	1,264	$9	1,682	$6	1,146	$4
Granted/converted	541	31	198	27	897	7
Exercised	(320)	6	(573)	5	(336)	4
Forfeited	(99)	16	(43)	11	(25)	4

Outstanding – end of year	1,386	$18	1,264	$9	1,682	$6

Exercisable at end of year	354	$8	357	$5	490	$4

Options available for grant	336		778		933

Weighted-average fair value of options granted during the year	$17.95		$19.69		$5.24

The following table summarizes information about stock options outstanding as of December 31, 2001:

		Weighted–
	Number	Average	Weighted–	Number	Weighted–
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise Price	(000)	Contractual Life	Exercise Price	(000)	Exercise Price

$ 2.66 - 7.42	695	6.5 years	$6.26	321	$5.46
7.43 - 34.38	349	9.0 years	24.99	29	26.29
34.39 - 37.41	342	9.1 years	34.89	4	37.41

$ 2.66 - 37.41	1,386	7.8 years	$18.05	354	$7.55

Non-Employee Director Options — In May 2001, July 2000, May 2000 and May 1999, options to purchase 22,500, 7,500, 15,000 and 22,500 shares of common stock, respectively, were granted to the non-employee directors of the Company at option prices of $38.13, $36.38, $33.75 and $17.83 per share, respectively.

The options have terms of ten years and are exercisable in installments which vest over two-year periods from the date of grant. At December 31, 2001, 292,500 options are outstanding and will expire in May 2005 through May 2011, unless a non-employee director resigns or is not re-elected, in which event the options expire 90 days after the option holder is no longer a non-employee director.

Forward Air Corporation

Notes to Consolidated Financial Statements (continued)

6.     Shareholders’ Equity and Stock Options (continued)

Employee Stock Purchase Plan — The Company implemented an employee stock purchase plan effective January 1, 1996 at which time participating employees became entitled to purchase common stock through payroll deduction of up to 10% of the employee’s annual compensation. The issue price of the common stock is equal to the lesser of (1) 85% of market price on the first trading day of the semi-annual option period or (2) 85% of market price on the last trading day of the semi-annual option period. The Company has reserved 900,000 shares of common stock for issuance pursuant to the plan. At December 31, 2001, approximately 89,000 shares had been issued under the Plan.

Earnings Per Share — The following table sets forth the computation of basic and diluted income per share (in thousands, except per share data):

	2001	2000	1999

Numerator:
Numerator for basic and diluted income per share:
Net income	$19,882	$23,445	$16,040

Denominator:
Denominator for basic income per share- weighted-average shares	21,547	21,074	20,072
Effect of dilutive stock options	701	1,161	1,110

Denominator for diluted income per share- adjusted weighted-average shares	22,248	22,235	21,182

Basic net income per share:	$0.92	$1.11	$0.80

Diluted net income per share:	$0.89	$1.05	$0.76

The number of options that could potentially dilute basic earnings per share in the future, but that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented, were 344,000, 7,000 and 27,000 in 2001, 2000 and 1999, respectively.

Forward Air Corporation

Notes to Consolidated Financial Statements (continued)

7.     Income Taxes

The Company and Landair entered into a Tax Sharing Agreement in connection with the Spin-off (see Note 2).

The provision for income taxes from continuing operations consists of the following:

	2001	2000	1999

		(In thousands)
Current:
Federal	$10,799	$10,392	$7,509
State	1,356	1,343	991

	12,155	11,735	8,500
Deferred:
Federal	239	2,592	1,382
State	(72)	195	68

	167	2,787	1,450

	$12,322	$14,522	$9,950

The historical income tax expense differs from the amounts computed by applying the federal statutory rate of 35% to income before income taxes as follows:

	2001	2000	1999

	(In thousands)
Tax expense at the statutory rate	$11,271	$13,288	$9,097
State income taxes, net of federal benefit	835	1,000	688
Meals and entertainment	193	357	165
Penalties	37	—	—
Tax-exempt interest income	(265)	(123)	—
Other	251	—	—

	$12,322	$14,522	$9,950

Forward Air Corporation

Notes to Consolidated Financial Statements (continued)

7.     Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31

	2001	2000

	(In thousands)
Deferred tax assets:
Accrued expenses	$2,264	$1,177
Allowance for doubtful accounts	401	372
Capital lease	—	59

Total deferred tax assets	2,665	1,608
Deferred tax liabilities:
Tax over book depreciation	4,440	3,195
Research and development expenses	2,416	2,567
Prepaid expenses deductible when paid	466	523
Capital lease	13	—
Other	710	517

Total deferred tax liabilities	8,045	6,802

Net deferred tax liabilities	$(5,380)	$(5,194)

The balance sheet classification of deferred income taxes is as follows:

	December 31

	2001	2000

	(In thousands)
Current assets	$2,233	$956
Noncurrent liabilities	(7,613)	(6,150)

	$(5,380)	$(5,194)

Total income tax payments, net of refunds, during fiscal 2001, 2000 and 1999 were $8.8 million, $12.3 million and $8.1 million, respectively.

Forward Air Corporation

Notes to Consolidated Financial Statements (continued)

8.     Leases

In September 2000, the Company entered into an agreement with the Rickenbacker Port Authority (“Rickenbacker”) to lease a building located near the Company’s Columbus hub facility in Columbus, Ohio. At the inception of the lease, the Company made a $2.0 million loan to Rickenbacker. The lease agreement has a ten year initial term, with two five-year renewal options. The present value of the future minimum lease payments of $1.0 million (at December 31, 2001) is included in capital lease obligations in the accompanying consolidated balance sheet. The leased building was recorded in property and equipment at $3.0 million (which represents the present value of minimum lease payments, including the $2.0 million initial payment, as it is less than the fair value at the inception date). The building is being depreciated over the initial lease term, which is less than the estimated useful life of the building.

SFAS No. 13 requires that a lease meet one or more of four specified criteria in order to be classified as a capital lease. With respect to the Rickenbacker lease, it was classified as a capital lease since the present value of the minimum lease payments, including the guaranteed residual (i.e., the initial $2.0 million payment), exceeded 90% of the fair value of the property at lease inception.

The Company has a capital lease agreement (with a bargain purchase option) extending to 2008 with the Director of Development of the State of Ohio for its main terminal facility located in Columbus, Ohio. The amounts due under the lease have been included in capital lease obligations. The Company is responsible for all taxes, assessments and other costs of ownership under the lease agreement. The lease also requires, among other things, restrictions on the payment of dividends and the maintenance of certain levels of net worth and other financial ratios. The assets are being amortized over the estimated useful lives of the assets under the assumption that the bargain purchase option will be exercised.

Property and equipment include the following amounts for leases that have been capitalized:

	December 31

	2001	2000

	(In thousands)
Land	$2,605	$2,605
Buildings	6,687	6,687
Equipment	2,417	2,472

	11,709	11,764
Less accumulated amortization	3,610	3,074

	$8,099	$8,690

Forward Air Corporation

Notes to Consolidated Financial Statements (continued)

8.     Leases (continued)

Amortization of leased assets is included in depreciation and amortization expense.

The Company leases certain facilities under noncancellable operating leases that expire in various years through 2008. Certain of these leases may be renewed for periods varying from one to ten years.

Sublease rental income was $800,000, $465,000 and $773,000 in 2001, 2000 and 1999, respectively, and was included in operating revenue in the accompanying consolidated statements of income. The Company expects to receive aggregate future minimum rental payments under noncancelable subleases of approximately $165,000.

Landair shares certain facilities leased by the Company, and has been allocated a portion of the rent expense related thereto. At December 31, 2001, the Company had subleases with Landair pursuant to which the Company sublet to Landair (i) a portion of its terminal facility in Indianapolis, Indiana and (ii) a portion of the headquarters of the Company in Greeneville, Tennessee that is leased from the Greeneville-Greene County Airport Authority. The Company subleases the terminal facilities to Landair for consideration based upon the cost of such facilities to the Company and an agreed-upon percentage of usage.

Future minimum rental payments under capital leases and noncancellable operating leases with initial or remaining terms in excess of one year consisted of the following at December 31, 2001:

	Capital	Operating
	Leases	Leases

Fiscal Year	(In thousands)

2002	$775	$10,868
2003	775	8,272
2004	775	5,382
2005	775	2,809
2006	775	1,479
Thereafter	1,696	260

Total minimum lease payments	5,571	$29,070

Amounts representing interest	(1,099)

Present value of net minimum lease payments (including current portion of $464)	$4,472

Forward Air Corporation

Notes to Consolidated Financial Statements (continued)

9.     Transactions With Related Parties

Transactions with Landair Corporation

The Company’s transportation services are primarily performed by its wholly-owned motor carrier subsidiary. The pricing of transportation services purchased by the Company from Landair is determined based on market prices for similar services and the rates charged by Landair to unrelated parties for similar transportation services.

On July 9, 1998, the Board of Directors of the Company authorized the Spin-off to separate the Company into two publicly-held corporations, one owning and operating the deferred air freight operations and the other owning and operating the truckload operations.

The Spin-off was effected on September 23, 1998 through the distribution to shareholders of the Company of all the outstanding stock of a new truckload holding company, Landair. Pursuant to the Spin-off, the common stock of Landair was distributed on a pro rata basis of one share of Landair common stock for every one share of Company common stock held. Effective with the Spin-off, the Company is the legal entity that continues to own and operate the deferred air freight operations through its operating subsidiaries and Landair is the legal entity that owns and operates the truckload operations through its operating subsidiaries.

In connection with the Spin-off, the Company entered into a TSA with Landair which was effective upon the actual separation of the two companies.

In accordance with the terms included in the TSA, subsequent to the Spin-off in 1998, the Company provided accounts payable, payroll, human resources, employee benefit plan administration, owner-operator settlement, central purchasing, accounting and legal, general administrative, and information technology services to the Company. The Company charged Landair $662,000, $1.5 million and $2.4 million, respectively, during the years ended December 31, 2001, 2000 and 1999 for these services. These charges have been included in salaries, wages and employee benefits in the accompanying statements of operations. Landair provided safety, licensing, permitting and fuel tax, insurance and claims services, recruiting and retention services, and driver training center services to the Company. The Company charged the Company $104,000, $230,000 and $455,000, respectively, during the years ended December 31, 2001, 2000 and 1999 for these services. These charges have been included in salaries, wages and employee benefits in the accompanying statements of operations.

The Company purchased $1.7 million, $2.2 million and $3.3 million of truckload transportation services from Landair in 2001, 2000 and 1999, respectively.

Forward Air Corporation

Notes to Consolidated Financial Statements (continued)

9.     Transactions With Related Parties (continued)

The Company’s Chairman of the Board and Chief Executive Officer and its Senior Vice-President, General Counsel and Secretary also serve as executive officers and directors of Forward Air.

The charges for services pursuant to the TSA are based on the actual cost of such services and are apportioned based on management’s estimate of the approximate amount of time and resources that are expended by any employees that provide services under the TSA. The Company also allocates a portion of the other expenses incurred by departments providing shared services. The amounts billed to Landair and the amounts billed to the Company by Landair are determined based on an allocation of actual costs incurred in the respective departments of the shared services. The actual costs are allocated based on management’s estimate of time spent on certain administrative functions, or where determinable, by number of items processed, number of employees, and/or independent contractors for which the services are provided. Management considers the allocations to be reasonable.

Under the terms of the TSA, the majority of shared services have declined significantly since the 1998 separation of the companies and the services were further reduced at December 31, 2001.

As discussed in Note 8, the Company subleases a portion of certain facilities to Landair.

Transactions With Sky Night, LLC

The Company purchases air transportation services from Sky Night, LLC, a limited liability corporation owned by the Company’s Chairman and Chief Executive Officer. Included in operating leases is an aircraft leased under a dry lease arrangement which expired in July 1999. Under the terms of the lease agreement, the Company paid the limited liability corporation $700 per hour of usage subject to a 400 hour per year minimum usage guarantee. The total net amount of rent expense for this lease was $107,000 in 1999. Upon expiration of the lease agreement, the Company commenced chartering the aircraft on an as-needed hourly basis. The air charter expense totaled $269,000 and $185,000 in 2001 and 2000, respectively. In addition, the Company paid salaries and benefits of $104,000 and $130,000 for two pilots of the limited liability corporation during 2001 and 2000, respectively.

Forward Air Corporation

Notes to Consolidated Financial Statements (continued)

9.     Transactions With Related Parties (continued)

During 2001, the Company entered into an agreement to sublease hangar space at its Greeneville, Tennessee headquarters to Sky Night, LLC. The initial term of the sublease is for 12 months, with a one-year renewal option, and the monthly rental rate was determined based on market prices for similar spaces in the area.

10.     Commitments and Contingencies

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

11.     Employee Benefit Plan

The Company has a retirement savings plan (the “401(k) Plan”). The 401(k) Plan is a defined contribution plan whereby employees who have completed ninety days of service, a minimum of 1,000 hours of service and are age 21 or older are eligible to participate. The 401(k) Plan allows eligible employees to make contributions of 2% to 15% of their annual compensation. Employer contributions are made at 25% during 2001, 2000 and 1999 of the employee’s contribution up to a maximum of 6% during 2001, 2000 and 1999 of total annual compensation.

Employer contributions vest 20% after two years of service and continue vesting 20% per year until fully vested. The Company’s matching contribution included in income from continuing operations for 2001, 2000 and 1999 was approximately $191,000, $190,000 and $146,000, respectively. In connection with the Spin-off, the account balances of Truckload employees were transferred to a Landair plan in a trust-to-trust transfer during 1999.

Forward Air Corporation

Notes to Consolidated Financial Statements (continued)

12.     Financial Instruments

Off Balance Sheet Risk

At December 31, 2001, the Company had letters of credit outstanding totaling $5.2 million, all of which guarantee obligations carried on the balance sheet.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash investments and trade accounts receivable. The Company does not generally require collateral from its customers. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of entities comprising the Company’s customer base and their dispersion across many different industries.

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

Long-and short-term debt: The carrying amounts of the Company’s borrowings under its revolving credit arrangement approximate fair value. The fair value of the Company’s long-term debt and capital lease obligations is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Forward Air Corporation

Notes to Consolidated Financial Statements (continued)

13.     Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2001 and 2000:

	2001

	March 31	June 30	September 30	December 31

	(In thousands, except per share data)
Operating revenue	$60,723	$56,965	$53,357	$56,455
Income from operations	9,796	8,056	6,523	7,285
Net income	6,165	5,018	4,127	4,573

Net income per share:
Basic	$0.29	$0.23	$0.19	$0.21
Diluted	$0.28	$0.23	$0.19	$0.21

	2000

	March 31	June 30	September 30	December 31

	(In thousands, except per share data)
Operating revenue	$49,407	$54,058	$53,703	$57,739
Income from operations	7,371	9,766	9,758	10,407
Net income	4,589	6,118	6,145	6,594

Net income per share:
Basic	$0.22	$0.29	$0.29	$0.31
Diluted	$0.21	$0.28	$0.28	$0.30

Forward Air Corporation

Schedule II — Valuation and Qualifying Accounts

Col. A	Col. B	Col. C		Col. D		Col. E

		Additions

		(1)	(2)
		Charged	Charged			Balance
	Balance at	to Costs	to Other			at
	Beginning	and	Accounts-	Deductions-		End of
Description	of Period	Expenses	Describe	Describe		Period

	(In thousands)
Year ended December 31, 2001:
Allowance for doubtful accounts	$866	$892	$—	$1,009	(2)	$749
Allowance for revenue adjustments(1)	318	1,601	—	1,601	(3)	318

	1,184	2,493	—	2,610		1,067
Year ended December 31, 2000:
Allowance for doubtful accounts	$595	$433	$—	$162	(2)	$866
Allowance for revenue adjustments(1)	323	1,258	—	1,263	(3)	318

	918	1,691	—	1,425		1,184
Year ended December 31, 1999:
Allowance for doubtful accounts	$577	$295	$—	$277	(2)	$595
Allowance for revenue adjustments(1)	375	1,245	—	1,297	(3)	323

	952	1,540	—	1,574		918

(1)	Represents an allowance for adjustments to accounts receivable due to disputed rates, accessorial charges and other aspects of previously billed shipments.
(2)	Uncollectible accounts written off, net of recoveries.
(3)	Adjustments to billed accounts receivable.

S-1

EXHIBIT INDEX

			Exhibit No. in
Exhibit No. Under			Document Where
Item 601 of			Incorporated by
Regulation S-K			Reference

2.1(g)	-	Distribution Agreement between the Registrant and Landair Corporation	2.1

3.1(j)	-	Restated Charter of the registrant	3

3.2(g)	-	Bylaws of the registrant, as amended	3.1

4.1(b)	-	Form of Landair Services, Inc. Common Stock Certificate	4.1

4.2(g)	-	Form of Forward Air Corporation Common Stock Certificate	4.1

4.3(j)	-	Rights Agreement, dated May 18, 1999, between the registrant and SunTrust Bank, Atlanta, N.A., including the Form of Rights Certificate (Exhibit A) and the Form of Summary of Rights (Exhibit B)	4

10.1(f)	-	Registrant’s Restated Employee Stock Purchase Plan	10

10.2(e)	-	Registrant’s Amended and Restated Stock Option and Incentive Plan	10.1

10.3(b)	-	Lease Agreement, dated July 27, 1981, between the Greeneville-Greene County Airport Authority and General Aviation of Tennessee, Inc., as assumed by the registrant by agreement, dated May 10, 1988	10.18

10.4(b)	-	Assignment, Assumption and Release Agreement, dated May 10, 1988, between Greeneville-Greene County Airport, General Aviation, Inc., and the registrant	10.19

10.5(g)	-	Air Carrier Certificate, effective September 9, 1993, reissued September 21, 1998	10.4

10.6(c)	-	Lease between the Director of Development of the State of Ohio and the registrant dated as of October 1, 1993	10.24

10.7(e)	-	Registrant’s Non-Employee Director Stock Option Plan	10.2

10.8(g)	-	Transition Services Agreement between the registrant and Landair Corporation	10.1

10.9(g)	-	Tax Sharing Agreement between the registrant and Landair Corporation	10.3

10.10(g)	-	Amended and Restated Loan and Security Agreement, dated as of September 10, 1998, between First Tennessee Bank National Association and the registrant	10.5

10.11(g)	-	$20.0 million Amended and Restated Master Secured Promissory Note (Line of Credit), dated as of September 10, 1998, to First Tennessee Bank National Association	10.6

10.12(h)	-	Employment Agreement between the registrant and Bruce A. Campbell	10.16

10.13(i)	-	1999 Stock Option and Incentive Plan	10.1

10.14(i)	-	Loan and Security Agreement ($10.0 million Line of Credit), dated as of January 13, 1999 among SunTrust Bank, Nashville, N.A. and the registrant, FAF, Inc. and Forward Air, Inc. (Certain exhibits to this document are omitted from this filing but the registrant will furnish supplemental copies of the omitted materials to the Securities and Exchange Commission (the“Commission”) upon request.)	10.2

10.15(k)	-	Cash Incentive Plan	10.19

10.16(l)	-	First Amendment to the Transition Services Agreement, dated as of February 4, 2000, between the registrant and Landair Corporation	10.1

10.17(m)	-	Non-Qualified Stock Option Agreement dated August 21, 2000 between the registrant and Ray A. Mundy	10.1

10.18(a)	-	Forward Air Corporation Section 125 Plan	—

10.19(a)	-	Second Amendment to the Transition Services Agreement, dated as of December 31, 2001, between Landair Corporation and the registrant	—

21.1(n)	-	Subsidiaries of the registrant	21.1

23.1(a)	-	Consent of Ernst & Young LLP	—

     (a)  Filed herewith.

     (b)  Filed as an exhibit to the registrant’s Registration Statement of Form S-1, filed with the Commission on September 27, 1993.

     (c)  Filed as an exhibit to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 25, 1993, filed with the Commission on March 25, 1994.

     (d)  Filed as an exhibit to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1994, filed with the Commission on March 31, 1995.

     (e)  Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995, filed with the Commission on August 14, 1995.

     (f)  Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995, filed with the Commission on November 14, 1995.

     (g)  Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the Commission on November 16, 1998.

     (h)  Filed as an exhibit to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Commission on March 11, 1999.

     (i)  Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, filed with the Commission on May 17, 1999.

     (j)  Filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on May 28, 1999.

     (k)  Filed as an exhibit to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Commission on March 7, 2000.

     (l)  Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, filed with the Commission on May 5, 2000.

     (m)  Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, filed with the Commission on November 6, 2000.

     (n)  Filed as an exhibit to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Commission on April 2, 2001.