Form 10-Q
period 2002-03-31
FORWARD AIR CORP
filed 2002-05-08
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2002
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

YES  ☒  NO  ☐

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of April 26, 2002 was 21,753,924.

Forward Air Corporation

Part I	Financial Information

Item 1.	Financial Statements (Unaudited)

Forward Air Corporation
Condensed Consolidated Balance Sheets

	March 31, 2002	December 31, 2001

	(Unaudited)	(Note 1)
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$23,706	$19,364
Short-term investments	25,305	9,222
Accounts receivable, less allowance of $1,067 in 2002 and $1,067 in 2001	28,727	28,764
Other current assets	4,611	5,054

Total current assets	82,349	62,404
Property and equipment	68,507	68,040
Less accumulated depreciation and amortization	26,992	25,345

	41,515	42,695
Long-term investments	275	14,385
Other assets	17,359	17,475

Total assets	141,498	136,959

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	5,046	5,086
Accrued expenses	10,577	12,308
Current portion of long-term debt	459	452
Current portion of capital lease obligations	473	464

Total current liabilities	16,555	18,310
Long-term debt, less current portion	325	443
Capital lease obligations, less current portion	3,902	4,008
Deferred income taxes	8,043	7,613
Shareholders’ equity:
Preferred stock	—	—
Common stock, $0.01 par value:
Authorized shares - 50,000,000
Issued and outstanding shares - 21,750,119 in 2002 and 21,637,968 in 2001	218	216
Additional paid-in capital	45,017	43,796
Accumulated other comprehensive income (loss)	(3)	29
Retained earnings	67,441	62,544

Total shareholders’ equity	112,673	106,585

Total liabilities and shareholders’ equity	$141,498	$136,959

See notes to condensed consolidated financial statements.

Forward Air Corporation

Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended

	March 31, 2002	March 31, 2001

	(In thousands, except per share data)
Operating revenue	$52,898	$60,723
Operating expenses:
Purchased transportation	22,364	26,031
Salaries, wages and employee benefits	11,956	14,168
Operating leases	3,011	2,631
Depreciation and amortization	1,886	1,799
Insurance and claims	1,345	1,267
Other operating expenses	4,546	5,031

	45,108	50,927

Income from operations	7,790	9,796
Other income (expense):
Interest expense	(102)	—
Other, net	210	194

	108	194

Income before income taxes	7,898	9,990
Income taxes	3,001	3,825

Net income	4,897	6,165

Income per share:
Basic	$0.23	$0.29

Diluted	$0.22	$0.28

See notes to condensed consolidated financial statements.

Forward Air Corporation

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended

	March 31, 2002	March 31, 2001

	(In thousands)
Operating activities:
Net income	$4,897	$6,165
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,886	1,799
(Gain) loss on sale of property and equipment	72	(28)
Deferred income taxes	431	574
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable	37	1,589
Inventories	(55)	48
Prepaid expenses and other assets	497	57
Accounts payable and accrued expenses	(1,771)	(1,914)
Income taxes	387	3,310

Net cash provided by operating activities	6,381	11,600
Investing activities:
Proceeds from disposal of property and equipment	30	325
Purchases of property and equipment	(699)	(1,756)
Acquisition of business	—	(2,691)
Proceeds from sales or maturities of available-for-sale securities	385	—
Purchases of available-for-sale securities	(2,385)	—
Other	4	(94)

Net cash used in investing activities	(2,665)	(4,216)
Financing activities:
Payments of long-term debt	(110)	(2,035)
Payments of capital lease obligations	(98)	(67)
Proceeds from exercise of stock options	834	1,238

Net cash provided by (used in) financing activities	626	(864)

Net increase in cash and cash equivalents	4,342	6,520
Cash and cash equivalents at beginning of period	19,364	15,589

Cash and cash equivalents at end of period	$23,706	$22,109

See notes to condensed consolidated financial statements.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)
March 31, 2002

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Forward Air Corporation Annual Report on Form 10-K for the year ended December 31, 2001.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the financial information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

2.	Comprehensive Income

Comprehensive income includes any changes in the equity of the Company from transactions and other events and circumstances from non-operational sources. Comprehensive income for the quarter ended March 31, 2002 was $4.9 million which includes $3,000 in unrealized losses on available-for-sale securities. The Company had no items of other comprehensive income in the first quarter of 2001 and, accordingly, comprehensive income is equivalent to income in that quarter.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

3.	Net Income Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended

	March 31, 2002	March 31, 2001

Numerator:
Numerator for basic and diluted income per share — net income	$4,897	$6,165

Denominator:
Denominator for basic income per share — weighted-average shares	21,686	21,437
Effect of dilutive stock options	598	866

Denominator for diluted income per share — adjusted weighted- average shares	22,284	22,303

Basic income per share	$0.23	$0.29

Diluted income per share	$0.22	$0.28

4.	Income Taxes

For the three months ended March 31, 2002 and 2001, the effective income tax rate varied from the statutory federal income tax rate of 35% primarily as a result of the effect of state income taxes, net of the federal benefit, and permanent differences.

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

Notes to Condensed Consolidated Financial Statements

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

In January 2001, the Company acquired certain assets of Expedited Delivery Services, Inc. (“Expedited”), a deferred air freight contractor to the air cargo industry based in Dallas, Texas. The Company paid approximately $3.0 million in cash for certain assets of Expedited, including approximately $1.0 million of capitalized direct and/or out-of-pocket expenses related to the acquisition. The acquisition was accounted for as a purchase and the $3.0 million excess cost over fair value of the net assets acquired was amortized on a straight-line basis over a fifteen-year period prior to December 31, 2001. The results of operations for the acquired business are included in the consolidated statements of income from the acquisition date forward.

7.	Impact of Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS or Statement) No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives. The Company adopted SFAS No. 142 effective January 1, 2002. The Company is required to complete the initial step of a transitional impairment test of goodwill within six months of adoption of SFAS No. 142 and to complete the final step of the transitional impairment test by the end of the fiscal year. Any impairment loss resulting from the transitional impairment test will be recorded as a cumulative effect of a change of accounting principle for the quarter ending June 30, 2002. Any subsequent impairment losses will be reflected in operating income in the income statement. Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company’s net income and earnings per share would have been as follows:

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

	Three Months Ended

	March 31, 2002	March 31, 2001

Reported net income	$4,897	$6,165
Add back goodwill amortization net of tax	—	139

	$4,897	$6,304

Basic earnings per share:
Reported net income	$0.23	$0.29
Goodwill amortization net of tax	—	0.01

Adjusted net income	$0.23	$0.30

Diluted earnings per share:
Reported net income	$0.22	$0.28
Goodwill amortization net of tax	—	0.01

Adjusted net income	$0.22	$0.29

The Company adopted SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective January 1, 2001. The effect of the adoption of SFAS No. 133 was not material to the Company’s earnings, financial position or cash flows.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

The Company provides scheduled ground transportation of cargo on a time-definite basis. As a result of the Company’s established transportation schedule and network of terminals, its operating cost structure includes significant fixed costs. The Company’s ability to improve its operating margins will depend, in part, on its ability to increase the volume of freight moving through its network.

Results of Operations

The following table shows the percentage relationship of expense items to operating revenue for the periods indicated.

	Three months ended

	March 31, 2002	March 31, 2001

Operating revenue	100.0%	100.0%
Operating expenses:
Purchased transportation	42.3	42.9
Salaries, wages and employee benefits	22.6	23.3
Operating leases	5.7	4.3
Depreciation and amortization	3.6	3.0
Insurance and claims	2.5	2.1
Other operating expenses	8.6	8.3

	85.3	83.9
Income from operations	14.7	16.1
Other income (expense):
Interest expense	(0.2)	—
Other, net	0.4	0.3

	0.2	0.3

Income before income taxes	14.9	16.4
Income taxes	5.7	6.2

Net income	9.2%	10.2%

Three Months Ended March 31, 2002 compared to Three Months Ended March 31, 2001

Operating revenue decreased by $7.8 million, or 12.9%, to $52.9 million for 2002 from $60.7 million in 2001. This decrease resulted primarily from a decrease in traditional linehaul revenue of $8.2 million, which was offset by an increase in logistics revenue of $0.4 million and an increase in other accessorial revenue of $0.1 million.

Purchased transportation represented 42.3% of operating revenue in the first quarter of 2002 compared to 42.9% in the same period of 2001. The decrease in purchased transportation as a percentage of operating revenue was primarily the result of a 0.5% decrease in the amount paid to common carriers and a 0.2% decrease in the amount paid to owner-operators for transportation services to support the Forward Air network.

Salaries, wages and employee benefits were 22.6% of operating revenue in the first quarter of 2002 compared to 23.3% for the same period of 2001. The decrease in salaries, wages and employee benefits as a percentage of operating revenue was attributed to a 1.3% decrease in incentive payments and a 0.5% decrease in amounts paid for cargo handling, as the Company better managed labor costs. These decreases, however, were offset by an 0.8% increase in other salary categories.

Operating leases, the largest component of which is facility rent, were 5.7% of operating revenue in the first quarter of 2002 compared to 4.3% in the same period of 2001. The increase in operating leases as a percentage of operating revenue between periods was primarily attributable to a decrease in operating revenue.

Depreciation and amortization expense as a percentage of operating revenue was 3.6% in the first quarter of 2002, compared to 3.0% in the same period of 2001. The increase in depreciation and amortization expense as a percentage of operating revenue was attributable to a 1.0% increase in depreciation primarily associated with the capitalized costs associated with the development of internal-use software which was offset by a 0.5% decrease in amortization expense primarily associated with goodwill from acquisitions.

Insurance and claims were 2.5% of operating revenue in the first quarter of 2002, compared to 2.1% in the same period of 2001. The increase in insurance and claims as a percentage of operating revenue resulted primarily from a 0.9% increase in premium costs which was offset by a 0.5% decrease in claims versus the first quarter of 2001.

Other operating expenses were 8.6% of operating revenue in the first quarter of 2002 compared to 8.3% in the same period of 2001. The increase in other operating expenses as a percentage of operating revenue was primarily attributable to a 0.2% increase in losses on sales of assets.

Income from operations decreased by $2.0 million, or 20.4%, to $7.8 million for the first quarter of 2002 compared with $9.8 million for the same period in 2001. The decrease in income from operations was primarily a result of the decrease in operating revenue.

Interest expense was $102,000, or 0.2% of operating revenue, in the first quarter of 2002, compared with $-0-, or 0.0%, for the same period in 2001. The increase in interest expense was due to the discontinuation of the capitalization of interest costs relating to the completion of internal-use software during 2001 which was offset by lower average net borrowings.

Other income, net was $210,000, or 0.4% of operating revenue, in the first quarter of 2002, compared to $194,000, or 0.3%, for the same period in 2001. The increase in other income, net resulted from higher interest income attributed to higher balances in both cash and cash equivalents and available-for-sale securities during the first quarter of 2002 which were offset by lower yields on those balances.

The combined federal and state effective tax rate for the first quarter of 2002 was 38.0% compared to a rate of 38.3% for the same period in 2001.

As a result of the foregoing factors, net income decreased by $1.3 million, or 21.0%, to $4.9 million for the first quarter of 2002, compared to $6.2 million for the same period in 2001.

Liquidity and Capital Resources

The Company has historically financed its working capital needs, including capital purchases, with cash flows from operations and borrowings under the Company’s bank lines of credit. Net cash provided by operating activities totaled approximately $6.4 million for the three months ended March 31, 2002, compared with $11.6 million in the same period of 2001.

Net cash used in investing activities was approximately $2.7 million for the three months ended March 31, 2002 compared with $4.2 million in the same period of 2001. Investing activities consisted primarily of purchases of available-for-sale investments, and the purchase of operating equipment and management information systems during the three months ended March 31, 2002.

Net cash provided by financing activities totaled approximately $0.6 million for the three months ended March 31, 2002 compared with net cash used in financing activities of approximately $0.9 million for the same period of 2001. Financing activities included the repayment of long-term debt and capital leases and proceeds received from the exercise of stock options.

The Company’s credit facility consists of a working capital line of credit. As long as the Company complies with the financial covenants and ratios, the credit facility permits it to borrow up to $20.0 million. Interest rates for advances under the facility vary based on how the Company’s performance measures against covenants related to total indebtedness, cash flows, results of operations and other ratios. The facility bears interest at LIBOR plus 1.00% to 1.90%, expires in April 2004 and is unsecured. The amount the Company can borrow under the line of credit is reduced by the amount of any outstanding letters of credit. At March 31, 2002, the Company had no borrowings outstanding under the line of credit facility.

Management believes that its available cash, expected cash generated from future operations and borrowings under available credit facilities will be sufficient to satisfy the Company’s anticipated cash needs for at least the near term.

Forward-Looking Statements

The Company, or its executive officers and directors on behalf of the Company, may from time to time make written or oral “forward-looking statements.” Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases and in reports to shareholders. Oral forward-looking statements may be made by the Company’s executive officers and directors on behalf of the Company to the press, potential investors, securities analysts and others. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements. The Company relies on this safe harbor in making such disclosures. In connection with this safe harbor provision, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company. Without limitation, factors that might cause such a difference include economic factors such as recessions, inflation, higher interest rates and downturns in customer business cycles, the Company’s inability to maintain its historical growth rate because of a decreased volume of freight moving through the Company’s network, competition, surplus inventories, loss of a major customer, the inability of the Company’s information systems to handle an increased volume of freight moving through its network, and the lack of availability of qualified independent owner-operators needed to serve the Company’s transportation needs. The Company disclaims any intent or obligation to update these forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosure of Market Risk

The Company’s exposure to market risk related to its remaining outstanding debt is not significant.

Part II	Other Information

Item 1.	Legal Proceedings

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

Item 2.	Changes in Securities and Use of Proceeds

Not Applicable

Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits and Reports on Form 8-K

(1)	Exhibits — Not applicable

(2)	Reports on Form 8-K — The Company did not file any reports on Form 8-K during the three months ended March 31, 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Forward Air Corporation

Date: May 7, 2002	By:	/s/ Andrew C. Clarke Andrew C. Clarke Chief Financial Officer and Senior Vice President