Form 10-Q
period 2002-06-30
FORWARD AIR CORP
filed 2002-08-14
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2002
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

YES [X]  NO [  ]

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of July 31, 2002 was 21,796,782.

Forward Air Corporation

Part I.  Financial Information

Item 1. Financial Statements (Unaudited)

Forward Air Corporation
Condensed Consolidated Balance Sheets

	June 30, 2002	December 31, 2001

	(Unaudited)	(Note 1)

	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$28,108	$19,364
Short-term investments	24,968	9,222
Accounts receivable, less allowance of $1,075 in 2002 and $1,067 in 2001	28,577	28,764
Other current assets	5,791	5,054

Total current assets	87,444	62,404
Property and equipment	70,409	68,040
Less accumulated depreciation and amortization	28,759	25,345

	41,650	42,695
Long-term investments	—	14,385
Other assets	17,229	17,475

Total assets	$146,323	$136,959

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,280	$5,086
Accrued expenses	8,949	12,308
Current portion of long-term debt	468	452
Current portion of capital lease obligations	480	464

Total current liabilities	15,177	18,310
Long-term debt, less current portion	205	443
Capital lease obligations, less current portion	3,775	4,008
Deferred income taxes	8,559	7,613
Shareholders’ equity:
Preferred stock	—	—
Common stock, $0.01 par value:
	Authorized shares - 50,000,000
Issued and outstanding shares - 21,796,782 in 2002 and 21,637,968 in 2001	218	216
Additional paid-in capital	45,563	43,796
Accumulated other comprehensive income	36	29
Retained earnings	72,790	62,544

Total shareholders’ equity	118,607	106,585

Total liabilities and shareholders’ equity	$146,323	$136,959

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation

Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended		Six months ended

	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

	(In thousands, except per share data)
Operating revenue	$56,355	$56,965	$109,252	$117,688
Operating expenses:
Purchased transportation	24,418	24,147	46,783	50,177
Salaries, wages and employee benefits	12,226	12,468	24,181	26,637
Operating leases	2,977	2,939	5,989	5,571
Depreciation and amortization	1,881	2,197	3,766	3,997
Insurance and claims	1,445	1,785	2,790	3,052
Other operating expenses	4,916	5,373	9,461	10,404

	47,863	48,909	92,970	99,838

Income from operations	8,492	8,056	16,282	17,850
Other income (expense):
Interest expense	(94)	(120)	(196)	(117)
Other, net	229	190	439	381

	135	70	243	264

Income before income taxes	8,627	8,126	16,525	18,114
Income taxes	3,278	3,108	6,280	6,934

Net income	$5,349	$5,018	$10,245	$11,180

Income per share:
Basic	$0.25	$0.23	$0.47	$0.52

Diluted	$0.24	$0.23	$0.46	$0.50

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended

	June 30, 2002	June 30, 2001

	(In thousands)
Operating activities:
Net income	$10,245	$11,180
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,766	3,997
(Gain) loss on sale of property and equipment	45	(35)
Deferred income taxes	946	1,040
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable	189	5,403
Inventories	(19)	(25)
Prepaid expenses and other assets	(718)	(710)
Accounts payable and accrued expenses	(1,582)	(4,052)
Income taxes	(799)	1,889

Net cash provided by operating activities	12,073	18,687
Investing activities:
Proceeds from disposal of property and equipment	41	328
Purchases of property and equipment	(2,585)	(3,179)
Acquisition of business	—	(2,833)
Proceeds from sales or maturities of available-for-sale securities	1,454	—
Purchases of available-for-sale securities	(2,806)	—
Other	24	(200)

Net cash used in investing activities	(3,872)	(5,884)
Financing activities:
Payments of long-term debt	(222)	(2,170)
Payments of capital lease obligations	(217)	(184)
Proceeds from exercise of stock options	924	1,618
Common stock issued under employee stock purchase plan	58	71

Net cash provided by (used in) financing activities	543	(665)

Net increase in cash and cash equivalents	8,744	12,138
Cash and cash equivalents at beginning of period	19,364	15,589

Cash and cash equivalents at end of period	$28,108	$27,727

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2002

1.  Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Forward Air Corporation Annual Report on Form 10-K for the year ended December 31, 2001.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the financial information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

2.  Comprehensive Income

Comprehensive income includes any changes in the equity of the Company from transactions and other events and circumstances from non-owner sources. Comprehensive income for the quarter ended June 30, 2002 was $5.4 million which includes $36,000 in unrealized gains on available-for-sale securities. The Company had no items of other comprehensive income in the second quarter of 2001 and, accordingly, comprehensive income is equivalent to income in that quarter.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

3.  Net Income Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended		Six months ended

	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Numerator:
Numerator for basic and diluted income per share — net income	$5,349	$5,018	$10,245	$11,180
Denominator:
Denominator for basic income per share — weighted-average shares	21,762	21,558	21,725	21,494
Effect of dilutive stock options	533	716	565	786

Denominator for diluted income per share — adjusted weighted-average shares	22,295	22,274	22,290	22,280

Basic income per share	$0.25	$0.23	$0.47	$0.52

Diluted income per share	$0.24	$0.23	$0.46	$0.50

4.  Income Taxes

For the three and six months ended June 30, 2002 and 2001, the effective income tax rate varied from the statutory federal income tax rate of 35% primarily as a result of the effect of state income taxes, net of the federal benefit, and permanent differences.

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

6.  Acquisition of Business

In January 2001, the Company acquired certain assets of Expedited Delivery Services, Inc. (“Expedited”), a deferred air freight contractor to the air cargo industry based in Dallas, Texas. The Company paid approximately $3.0 million in cash for certain assets of Expedited, including approximately $1.0 million of direct and/or out-of-pocket costs related to the acquisition. The acquisition was accounted for as a purchase and the $3.0 million excess cost over fair value of the net assets acquired was amortized on a straight-line basis over a fifteen-year period prior to December 31, 2001. The results of operations for the acquired business are included in the consolidated statements of income from the acquisition date forward.

7.  Impact of Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS or Statement) No. 141, Business Combinations, effective July 1, 2002, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules in SFAS No. 142, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. The Company adopted SFAS No. 142 effective January 1, 2002. The Company completed the initial step of the transitional impairment test of goodwill during the second quarter of 2002 and determined that goodwill had not been impaired. Any subsequent impairment losses will be reflected in operating income in the income statement. Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company’s net income and earnings per share would have been as follows:

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

7.  Impact of Recently Issued Accounting Standards (continued)

	Three Months Ended		Six Months Ended

	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Reported net income	$5,349	$5,018	$10,245	$11,180
Add back goodwill amortization net of tax	—	168	—	307

	$5,349	$5,186	$10,245	$11,487

Basic earnings per share:
Reported net income	$0.25	$0.23	$0.47	$0.52
Goodwill amortization net of tax	—	0.01	—	0.01

Adjusted net income	$0.25	$0.24	$0.47	$0.53

Diluted earnings per share:
Reported net income	$0.24	$0.23	$0.46	$0.50
Goodwill amortization net of tax	—	0.01	—	0.01

Adjusted net income	$0.24	$0.24	$0.46	$0.51

SFAS No. 143, Accounting for Asset Retirement Obligations, issued in August 2001, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated retirement costs. SFAS No. 143, which applies to all entities that have a legal obligation associated with the retirement of tangible long-lived assets, is effective for fiscal years beginning after June 15, 2001. The adoption of SFAS No. 143 had no impact on the Company’s financial condition or results of operations.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, issued in October 2001, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144, which applies to all entities, is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 had no impact on the Company’s financial condition or results of operations.

8.  Subsequent Event

On July 25, 2002, the Company announced that its Board of Directors approved a stock repurchase program for up to 2,000,000 shares of the Company’s common stock.

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

Results of Operations

The following table shows the percentage relationship of expense items to operating revenue for the periods indicated.

	Three months ended		Six months ended

	June 30, 2002	June 30, 2001	June 30, 2002	June 30, 2001

Operating revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Purchased transportation	43.3	42.4	42.8	42.6
Salaries, wages and employee benefits	21.7	21.9	22.1	22.6
Operating leases	5.3	5.2	5.5	4.7
Depreciation and amortization	3.3	3.9	3.4	3.4
Insurance and claims	2.6	3.1	2.6	2.6
Other operating expenses	8.7	9.4	8.7	8.9

	84.9	85.9	85.1	84.8
Income from operations	15.1	14.1	14.9	15.2
Other income (expense):
Interest expense	(0.2)	(0.2)	(0.2)	(0.1)
Other, net	0.4	0.4	0.4	0.3

	0.2	0.2	0.2	0.2

Income before income taxes	15.3	14.3	15.1	15.4
Income taxes	5.8	5.5	5.7	5.9

Net income	9.5%	8.8%	9.4%	9.5%

Three Months Ended June 30, 2002 compared to Three Months Ended June 30, 2001

Operating revenue decreased by $0.6 million, or 1.1%, to $56.4 million for 2002 from $57.0 million in 2001. This decrease resulted primarily from a decrease in traditional linehaul revenue of $1.7 million, which was offset by an increase in logistics revenue of $1.0 million and an increase in other accessorial revenue of $0.1 million.

Purchased transportation represented 43.3% of operating revenue in the second quarter of 2002 compared to 42.4% in the same period of 2001. The increase in purchased transportation as a percentage of operating revenue was primarily the result of an increase in logistics revenue where purchased transportation costs are higher as a percent of operating revenue than traditional linehaul purchased transportation costs. The increases in linehaul costs associated with logistics revenue were offset by a decrease in the miles and costs associated with operating the traditional linehaul system.

Salaries, wages and employee benefits were 21.7% of operating revenue in the second quarter of 2002 compared to 21.9% for the same period of 2001. The decrease in salaries, wages and employee benefits as a percentage of operating revenue was attributed to a 0.6% decrease in amounts paid for salaries and wages as the Company better managed labor costs. These decreases, however, were offset by an 0.4% increase in group insurance expenses.

Operating leases, the largest component of which is facility rent, were 5.3% of operating revenue in the second quarter of 2002 compared to 5.2% in the same period of 2001. The increase in operating leases as a percentage of operating revenue between periods was primarily attributable to a decrease in operating revenue.

Depreciation and amortization expense as a percentage of operating revenue was 3.3% in the second quarter of 2002, compared to 3.9% in the same period of 2001. The decrease in depreciation and amortization expense as a percentage of operating revenue was attributable to a 0.5% decrease in amortization expense as the Company is no longer amortizing goodwill from acquisitions. The decrease was offset by a 0.1% increase in depreciation associated with operating equipment and information systems.

Insurance and claims were 2.6% of operating revenue in the second quarter of 2002, compared to 3.1% in the same period of 2001. The decrease in insurance and claims as a percentage of operating revenue resulted primarily from a 0.5% decrease in claims expense versus the second quarter of 2001.

Other operating expenses were 8.7% of operating revenue in the second quarter of 2002 compared to 9.4% in the same period of 2001. The decrease in other operating expenses as a percentage of operating revenue was primarily attributable to a 1.0% decrease in fuel costs which was offset by a 0.3% increase in miscellaneous expenses.

Income from operations increased by $0.4 million, or 4.9%, to $8.5 million for the second quarter of 2002 compared to $8.1 million for the same period in 2001. The increase in income from operations was primarily a result of the decrease in operating costs associated with operating the network.

Interest expense was $94,000, or 0.2% of operating revenue, in the second quarter of 2002, compared to $120,000 or 0.2%, for the same period in 2001. The decrease in interest expense was due to lower average net borrowings during the period.

Other income, net was $229,000, or 0.4% of operating revenue, in the second quarter of 2002, compared to $190,000, or 0.4%, for the same period in 2001. The increase in other income, net resulted from higher interest income attributed to higher balances in both cash and cash equivalents and available-for-sale securities during the second quarter of 2002 which were offset by lower yields on those balances.

The combined federal and state effective tax rate for the second quarter of 2002 was 38.0% compared to a rate of 38.2% for the same period in 2001.

As a result of the foregoing factors, net income increased by $0.3 million, or 6.0%, to $5.3 million for the second quarter of 2002, compared to $5.0 million for the same period in 2001.

Six Months Ended June 30, 2002 compared to Six Months Ended June 30, 2001

Operating revenue decreased by $8.4 million, or 7.1%, to $109.3 million in the first six months of 2002 from $117.7 million in the same period of 2001. This decrease resulted primarily from a decrease in traditional linehaul revenue of $9.9 million, which was offset by an increase in logistics revenue of $1.4 million and an increase in other accessorial revenue of $0.1 million.

Purchased transportation represented 42.8% of operating revenue in the first six months of 2002 compared to 42.6% in the same period of 2001. The increase in purchased transportation costs as a percentage of operating revenue is attributed to an increase in logistics revenue during the first six months of 2002 versus 2001 where purchased transportation is a higher cost component of revenue. These increases were offset by a decrease during the first six months of 2002 versus 2001 of both the miles and costs associated with operating the traditional linehaul network.

Salaries, wages and employee benefits were 22.1% of operating revenue in the first six months of 2002 compared to 22.6% in the same period of 2001. The decrease in salaries, wages and employee benefits as a percentage of operating revenue was attributed to a 0.7% decrease in amounts paid for salaries and wages and incentive payments during the first six months of 2002 which was offset by a 0.2% increase in group insurance expense.

Operating leases, the largest component of which is facility rent, were 5.5% of operating revenue in the first six months of 2002 compared to 4.7% in the same period of 2001. The increase in operating leases as a percentage of operating revenue between periods was attributable to an increase in the number and size of terminals in addition to the decrease in operating revenue.

Depreciation and amortization expense as a percentage of operating revenue was 3.4% in the first six months of 2002, compared to 3.4% in the same period of 2001. Depreciation and amortization expense as a percentage of operating revenue decreased by 0.5% as the Company is no longer amortizing goodwill from acquisitions. This decrease was offset by a 0.5% increase in depreciation expense from operating equipment and the depreciation of the capitalized costs associated with the development of internal-use software.

Insurance and claims were 2.6% of operating revenue in the first six months of 2002, compared with 2.6% in the same period of 2001. Insurance and claims as a percentage of operating revenue increased by 0.5% as a result of higher premium costs but were offset by a 0.5% decrease in claims expense during the first six months of 2002.

Other operating expenses were 8.7% of operating revenue in the first six months of 2002 compared to 8.9% in the same period of 2001. The decrease in other operating expenses as a percentage of operating revenue was primarily attributed to a 0.5% decrease in fuel expense which was offset by a 0.2% increase in maintenance and repairs.

Income from operations decreased by approximately $1.6 million, or 8.9%, to $16.3 million for the first six months of 2002 compared with $17.9 million for the same period in 2001. The decrease in income from operations was primarily a result of a decrease in operating revenue which was offset by a decrease in operating expenses.

Interest expense was $196,000, or 0.2% of operating revenue, in the first six months of 2002, compared to $117,000, or 0.1%, for the same period in 2001. The increase in interest expense was a result of the discontinuation of the capitalization of interest costs relating to the completion of the development of internal-use software which was offset by a decrease in average net borrowings during the first six months of 2002.

Other income, net was $439,000, or 0.4% of operating revenue, in the first six months of 2002, compared to $381,000, or 0.3%, for the same period in 2001. The increase in other income, net resulted from higher interest income attributed to higher average cash and cash equivalent balances during the first six months of 2002 which was offset by lower yields on these balances.

The combined federal and state effective tax rate for the first six months of 2002 was 38.0% compared to a rate of 38.3% for the same period in 2001.

As a result of the foregoing factors, net income decreased by approximately $1.0 million, or 8.9%, to $10.2 million for the first six months of 2002, compared with $11.2 million for the same period in 2001.

Liquidity and Capital Resources

The Company has historically financed its working capital needs, including capital purchases, with cash flows from operations and borrowings under the Company’s bank lines of credit. Net cash provided by operating activities totaled approximately $12.1 million for the six months ended June 30, 2002, compared with $18.7 million in the same period of 2001.

Net cash used in investing activities was approximately $3.9 million for the six months ended June 30, 2002 compared with $5.9 million in the same period of 2001. Investing activities consisted primarily of purchases of available-for-sale securities, and the purchase of operating equipment and management information systems during the six months ended June 30, 2002.

Net cash provided by financing activities totaled approximately $543,000 for the six months ended June 30, 2002 compared to net cash used in financing activities of approximately $665,000 for the same period of 2001. Financing activities included the repayment of long-term debt and capital leases and proceeds received from the exercise of stock options.

The Company’s credit facility consists of a working capital line of credit. As long as the Company complies with the financial covenants and ratios, the credit facility permits it to borrow up to $20.0 million less the amount of any outstanding letters of credit. Interest rates for advances under the facility vary based on how the Company’s performance measures against covenants related to total indebtedness, cash flows, results of operations and other ratios. The facility bears interest at LIBOR plus 1.00% to 1.90%, expires in April 2004 and is unsecured. At June 30, 2002, the Company had $-0- outstanding under the line of credit facility and had utilized $5.2 million of availability for outstanding letters of credit. Accordingly, the Company was in compliance with the financial covenants and ratios under the credit facility at June 30, 2002.

On July 25, 2002, the Company announced that its Board of Directors approved a stock repurchase program for up to 2,000,000 shares of the Company’s common stock. The Company expects to fund the repurchases of its common stock through its cash and cash equivalents and available-for-sale securities and cash generated from operating activities.

Management believes that its available cash and cash equivalents and available-for-sale securities, expected cash generated from future operations and borrowing capacity under available credit facilities will be sufficient to satisfy the Company’s anticipated cash needs on both a short-term and long-term basis.

Forward-Looking Statements

This report contains statements with respect to the Company’s beliefs and expectations of the outcomes of future events that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases and in reports to shareholders. Oral forward-looking statements may be made by the Company’s executive officers and directors on behalf of the Company to the press, potential investors, securities analysts and others. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements. The Company relies on this safe harbor in making such disclosures. In connection with this safe harbor provision, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company in this report. Without limitation, factors that might cause such a difference include economic factors such as recessions, inflation, higher interest rates and downturns in customer business cycles, the Company’s inability to maintain its historical growth rate because of a decreased volume of freight moving through the Company’s network, increasing competition and pricing pressure, surplus inventories, loss of a major customer, the creditworthiness of the Company’s customers and their ability to pay for services rendered, the inability of the Company’s information systems to handle an increased volume of freight moving through its network, changes in fuel prices, employment matters including rising health care costs, enforcement of and changes in governmental regulations, environmental and tax matters, the handling of hazardous materials, and the availability and compensation of qualified independent owner-operators needed to serve the Company’s transportation needs. As a result of the foregoing, no assurance can be given as to future financial condition, cash flows, or results of operations. Forward-looking statements can be identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “projects,” and similar expressions. The Company does not undertake any obligation to update or to release publicly any revisions to forward-looking statements contained in this report to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

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

Not Applicable

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held on May 20, 2002 for the purpose of electing six directors and approving the appointment of independent auditors for 2002.

Shareholders elected each director nominee for a one-year term expiring at the 2003 annual meeting. The vote for each director was as follows:

	For	Against

Bruce A. Campbell	18,049,846	2,418,217
Andrew C. Clarke	20,187,129	280,934
James A. Cronin, III	20,316,705	151,358
Hon. Robert K. Gray	20,316,855	151,208
Ray A. Mundy	20,317,055	151,008
Scott M. Niswonger	17,215,756	3,252,307

The appointment of Ernst & Young LLP as independent auditors for 2002 was ratified and approved as follows:

For	Against	Abstain

20,012,715	453,138	2,210

Item 5.  Other Information

Not Applicable

Item 6.  Exhibits and Reports on Form 8-K

(1)	Exhibits — See Index to Exhibits following signature page.

(2)	Reports on Form 8-K — The Company did not file any reports on Form 8-K during the three months ended June 30, 2002.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Forward Air Corporation

Date: August 14, 2002	By:	/s/ Andrew C. Clarke Andrew C. Clarke Chief Financial Officer and Senior Vice President

EXHIBIT INDEX

Exhibit No.

10.1	Modification Agreement (to Amended and Restated Loan and Security Agreement), dated as of June 18, 2002, among the registrant, First Tennessee Bank National Association, FAF, Inc., Forward Air, Inc. and Transportation Properties, Inc.