Form 10-Q
period 2002-09-30
FORWARD AIR CORP
filed 2002-11-05
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002
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

    YES   ☒    NO   ☐

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of October 25, 2002 was 21,435,704.

Forward Air Corporation

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Forward Air Corporation
Condensed Consolidated Balance Sheets

	September 30, 2002	December 31, 2001

	(Unaudited)	(Note 1)

	(In thousands, except share data)
Assets

Current assets:

Cash and cash equivalents	$33,525	$19,364

Short-term investments	23,539	9,222

Accounts receivable, less allowance of $1,087 in 2002 and $1,067 in 2001	27,849	28,764

Other current assets	5,115	5,054

Total current assets	90,028	62,404

Property and equipment	71,404	68,040

Less accumulated depreciation and amortization	30,493	25,345

	40,911	42,695

Long-term investments	—	14,385

Other assets	17,025	17,475

Total assets	$147,964	$136,959

Liabilities and Shareholders’ Equity

Current liabilities:

Accounts payable	$7,710	$5,086

Accrued expenses	10,679	12,308

Current portion of long-term debt	476	452

Current portion of capital lease obligations	490	464

Total current liabilities	19,355	18,310

Long-term debt, less current portion	83	443

Capital lease obligations, less current portion	3,646	4,008

Deferred income taxes	8,946	7,613

Shareholders’ equity:

Preferred stock	—	—

Common stock, $.01 par value:

Authorized shares - 50,000,000

Issued and outstanding shares - 21,430,781 in 2002 and 21,637,968 in 2001	214	216

Additional paid-in capital	38,384	43,796

Accumulated other comprehensive income	(14)	29

Retained earnings	77,350	62,544

Total shareholders’ equity	115,934	106,585

Total liabilities and shareholders’ equity	$147,964	$136,959

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation

Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended		Nine months ended

	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001

	(In thousands, except per share data)
Operating revenue	$57,447	$53,357	$166,699	$171,045

Operating expenses:

Purchased transportation	25,712	23,040	72,494	73,217

Salaries, wages and employee benefits	12,992	11,983	37,173	38,619

Operating leases	3,002	3,046	8,991	8,617

Depreciation and amortization	1,849	2,218	5,615	6,214

Insurance and claims	1,327	1,529	4,117	4,580

Other operating expenses	5,351	5,018	14,813	15,424

	50,233	46,834	143,203	146,671

Income from operations	7,214	6,523	23,496	24,374

Other income (expense):

Interest expense	(90)	(112)	(286)	(229)

Other, net	231	273	670	654

	141	161	384	425

Income before income taxes	7,355	6,684	23,880	24,799

Income taxes	2,795	2,557	9,074	9,490

Net income	$4,560	$4,127	$14,806	$15,309

Income per share:

Basic	$0.21	$0.19	$0.69	$0.71

Diluted	$0.21	$0.19	$0.67	$0.69

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended

	September 30,	September 30,
	2002	2001

	(In thousands)
Operating activities:

Net income	$14,806	$15,309

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation and amortization	5,615	6,214

(Gain) loss on sale of property and equipment	43	(34)

Deferred income taxes	1,333	1,424

Changes in operating assets and liabilities, net of effects from acquisition of businesses:

Accounts receivable	915	5,139

Inventories	16	73

Prepaid expenses and other assets	(77)	(56)

Accounts payable and accrued expenses	2,116	(4,159)

Income taxes	(338)	4,071

Net cash provided by operating activities	24,429	27,981

Investing activities:

Proceeds from disposal of property and equipment	80	328

Purchases of property and equipment	(3,618)	(4,570)

Acquisition of business	—	(2,891)

Proceeds from sales or maturities of available-for-sale securities	5,832	—

Purchases of available-for-sale securities	(5,806)	—

Other	113	(194)

Net cash used in investing activities	(3,399)	(7,327)

Financing activities:

Payments of long-term debt	(336)	(2,314)

Payments of capital lease obligations	(336)	(305)

Proceeds from exercise of stock options	926	1,731

Repurchase of common stock	(7,181)	—

Common stock issued under employee stock purchase plan	58	71

Net cash provided by (used in) financing activities	(6,869)	(817)

Net increase in cash and cash equivalents	14,161	19,837

Cash and cash equivalents at beginning of period	19,364	15,589

Cash and cash equivalents at end of period	$33,525	$35,426

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements (Unaudited) September 30, 2002

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. For further information, refer to the consolidated financial statements and footnotes thereto included in the Forward Air Corporation Annual Report on Form 10-K for the year ended December 31, 2001.

The balance sheet at December 31, 2001 has been derived from the audited financial statements at that date, but does not include all of the financial information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

2. Comprehensive Income

Comprehensive income includes any changes in the equity of the Company from transactions and other events and circumstances from non-owner sources. Comprehensive income for the quarter and nine months ended September 30, 2002 was $4.5 million and $14.8 million, respectively, which includes $50,000 and $43,000, respectively, in unrealized losses on available-for-sale securities. The Company had no items of other comprehensive income in the third quarter and year to date of 2001 and, accordingly, comprehensive income is equivalent to income in the respective quarters.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

3. Net Income Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended		Nine months ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Numerator:

Numerator for basic and diluted income per share — net income	$4,560	$4,127	$14,806	$15,309

Denominator:

Denominator for basic income per share — weighted-average shares	21,669	21,580	21,595	21,522

Effect of dilutive stock options	415	614	626	719

Denominator for diluted income per share — adjusted weighted-average shares	22,084	22,194	22,221	22,241

Basic income per share	$0.21	$0.19	$0.69	$0.71

Diluted income per share	$0.21	$0.19	$0.67	$0.69

4. Income Taxes

For the three and nine months ended September 30, 2002 and 2001, the effective income tax rate varied from the statutory federal income tax rate of 35% primarily as a result of the effect of state income taxes, net of the federal benefit, and permanent differences.

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

6. Acquisition of Business

In January 2001, the Company acquired certain assets of Expedited Delivery Services, Inc. (“Expedited”), a deferred air freight contractor to the air cargo industry based in Dallas, Texas. The Company paid approximately $3.0 million in cash for certain assets of Expedited, including approximately $1.0 million of capitalized direct and/or out-of-pocket costs related to the acquisition. The acquisition was accounted for as a purchase and the excess cost over fair value of the net assets acquired was amortized in 2001 on a straight-line basis over a fifteen-year period. The allocation of the purchase price resulted in an allocation of $3.0 million to goodwill. Amortization ceased on January 1, 2002 upon adoption of Statement of Financial Accounting Standards (SFAS or Statement) No. 142 (see Note 7). The results of operations for the acquired business are included in the consolidated statements of income from the acquisition date forward.

7. Impact of Recently Issued Accounting Standards

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, effective July 1, 2001, and SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules in SFAS No. 142, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. The Company adopted SFAS No. 142 effective January 1, 2002. The Company completed the initial step of the transitional impairment test of goodwill during the second quarter of 2002 and determined that goodwill had not been impaired. Any subsequent impairment losses will be reflected in operating income in the income statement. Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company’s net income and earnings per share would have been as follows:

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

7. Impact of Recently Issued Accounting Standards (continued)

	Three Months Ended		Nine Months Ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Reported net income:	$4,560	$4,127	$14,806	$15,309

Add back goodwill amortization net of tax	—	174	—	484

Adjusted net income	$4,560	$4,301	$14,806	$15,793

Basic earnings per share:

Reported net income	$0.21	$0.19	$0.69	$0.71

Goodwill amortization net of tax	—	0.01	—	0.02

Adjusted basic earnings per share	$0.21	$0.20	$0.69	$0.73

Diluted earnings per share:

Reported net income	$0.21	$0.19	$0.67	$0.69

Goodwill amortization net of tax	—	0.01	—	0.02

Adjusted diluted earnings per share	$0.21	$0.20	$0.67	$0.71

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

SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, issued in April 2002, among other things, rescinds SFAS No. 4 which required material gains and losses from extinguishment of debt to be classified as an extraordinary item, net of related income tax effect. SFAS No. 145, which applies to all entities, is effective for fiscal years beginning after May 15, 2002. The Company expects that the adoption of SFAS No. 145 during fiscal 2003 will have no impact on the Company’s financial condition of results of operations.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

7. Impact of Recently Issued Accounting Standards (continued)

SFAS No. 146, Accounting for Costs Associated with Extinguishment of Disposal Activities, issued in June 2002, requires that a liability for a cost associated with an exit or disposed activity be recognized when the liability is incurred. SFAS No. 146, which applies to all entities, is effective for exit or disposal activities that are initiated after December 31, 2002.

8. Subsequent Events

On October 2, 2002, the City of Atlanta filed a petition for condemnation and declaration of taking for property owned by Transportation Properties, Inc. and occupied by Forward Air, Inc., two wholly-owned subsidiaries of the Company. The condemnation is in connection with the Fifth Runway Airport Expansion Project at Atlanta Hartsfield International Airport. According to the petition, the City of Atlanta has taken ownership of the property and building and deposited $2.6 million into the registry of the court as compensation to Transportation Properties, Inc. As of September 30, 2002, the property and building and leasehold improvements were listed on the Company’s balance sheet at $2.2 million net of accumulated depreciation. Forward Air, Inc., as the tenant, will continue to occupy the premises and has a second facility in the Atlanta airport sub-market in which to conduct business until the Company and City of Atlanta reach an agreement on the value of the property and the timing of Forward Air, Inc. vacating the premises.

On October 28, 2002, the Company notified The Provident Bank of its intent to repay early its State of Ohio 1993-8 Ohio Enterprise Bond Fund bond issue on December 1, 2002. The net amount required to satisfy the bond obligation will be $3.2 million which the Company expects to fund from available cash.

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

Results of Operations

The following table shows the percentage relationship of expense items to operating revenue for the periods indicated.

	Three months ended		Nine months ended

	September 30, 2002	September 30, 2001	September 30, 2002	September 30, 2001

Operating revenue	100.0%	100.0%	100.0%	100.0%

Operating expenses:

Purchased transportation	44.8	43.2	43.5	42.8

Salaries, wages and employee benefits	22.6	22.5	22.3	22.6

Operating leases	5.2	5.7	5.4	5.0

Depreciation and amortization	3.2	4.2	3.3	3.6

Insurance and claims	2.3	2.9	2.5	2.7

Other operating expenses	9.3	9.3	8.9	9.1

	87.4	87.8	85.9	85.8

Income from operations	12.6	12.2	14.1	14.2

Other income (expense):

Interest expense	(0.2)	(0.2)	(0.2)	(0.1)

Other, net	0.4	0.5	0.4	0.4

	0.2	0.3	0.2	0.3

Income before income taxes	12.8	12.5	14.3	14.5

Income taxes	4.9	4.8	5.4	5.5

Net income	7.9%	7.7%	8.9%	9.0%

Three Months Ended September 30, 2002 compared to Three Months Ended September 30, 2001

Operating revenue increased by $4.0, or 7.5%, to $57.4 million in the third quarter of 2002 from $53.4 million in the same period of 2001. This increase resulted from an increase in traditional linehaul revenue of $2.8 million, an increase in logistics revenue of $1.1 million and an increase in other accessorial revenue of $0.1 million. Traditional linehaul revenue was impacted by an increase in average weekly tonnage of 8.9% and a 3.8% decrease in average revenue per pound versus the third quarter of 2001.

Purchased transportation represented 44.8% of operating revenue in the third quarter of 2002 compared to 43.2% in the same period of 2001. The increase in purchased transportation as a percentage of operating revenue was primarily the result of an increase in logistics revenue where purchased transportation costs are higher as a percent of operating revenue than traditional linehaul purchased transportation costs. For the third quarter of 2002, traditional linehaul and logistics purchased transportation costs represented 43.2% and 68.0%, respectively, of operating revenue versus 42.9% and 63.4%, respectively, during the same period in 2001. To operate its linehaul network, the Company utilized independent owner-operators and third-party providers for 80.6% and 19.4%, respectively, of total miles during the third quarter of 2002 versus 85.6% and 14.4%, respectively in 2001.

Salaries, wages and employee benefits were 22.6% of operating revenue in the third quarter of 2002 compared to 22.5% for the same period of 2001. The increase in salaries, wages and employee benefits as a percentage of operating revenue was attributed to a 0.3% increase in group insurance expenses and a 0.1% increase in salaries and wages. These increases were offset by a 0.3% decrease in worker’s compensation insurance and expenses.

Operating leases, the largest component of which is facility rent, were 5.2% of operating revenue in the third quarter of 2002 compared to 5.7% in the same period of 2001. The decrease in operating leases as a percentage of operating revenue between periods was primarily attributable to an increase in operating revenue as the actual dollar amount for operating leases remained essentially unchanged.

Depreciation and amortization expense as a percentage of operating revenue was 3.2% in the third quarter of 2002, compared to 4.2% in the same period of 2001. The decrease in depreciation and amortization expense as a percentage of operating revenue was attributable to a 0.6% decrease in amortization expense as the Company is no longer amortizing goodwill from acquisitions and a 0.5% decrease in depreciation expense from certain assets becoming fully depreciated. The decrease was offset by a less than 0.1% increase in depreciation associated with new operating equipment and information systems.

Insurance and claims were 2.3% of operating revenue in the third quarter of 2002, compared to 2.9% in the same period of 2001. The decrease in insurance and claims as a percentage of operating revenue resulted, in part, from a 0.4% decrease in insurance premiums versus 2001. During the third quarter of 2001, the Company had a retroactive premium policy which negatively affected insurance premiums in that period. The Company further experienced a 0.2% decrease in claims versus the third quarter of 2001.

Other operating expenses were 9.3% of operating revenue in the third quarter of 2002 compared to 9.3% in the same period of 2001. While other operating expenses as a percentage of operating revenue remained flat, the Company did experience a 0.3% decrease in fuel costs which was offset by a 0.3% increase in miscellaneous expenses, including increases in tire repair and owner-operator recruiting and retention.

Income from operations increased by $0.7 million, or 10.8%, to $7.2 million for the third quarter of 2002 compared with $6.5 million for the same period in 2001. The increase in income from operations was primarily a result of the increase in operating revenue which was offset by an increase in operating costs associated with operating the network.

Interest expense was $90,000, or 0.2% of operating revenue, in the third quarter of 2002, compared with $112,000, or 0.2%, for the same period in 2001. The decrease in interest expense was due to lower average net borrowings during the period.

Other income, net was $231,000, or 0.4% of operating revenue, in the third quarter of 2002, compared to $273,000, or 0.5%, for the same period in 2001. The decrease in other income, net resulted from lower interest income attributed to lower yields on higher balances in both cash and cash equivalents and available-for-sale securities during the third quarter of 2002.

The combined federal and state effective tax rate for the third quarter of 2002 was 38.0% compared to a rate of 38.3% for the same period in 2001.

As a result of the foregoing factors, net income increased by $0.5 million, or 12.2%, to $4.6 million for the third quarter of 2002, compared to $4.1 million for the same period in 2001.

Nine Months Ended September 30, 2002 compared to Nine Months Ended September 30, 2001

Operating revenue decreased by $4.3 million, or 2.5%, to $166.7 million in the first nine months of 2002 from $171.0 million in the same period of 2001. This decrease resulted primarily from a decrease in traditional linehaul revenue of $7.1 million, which was offset by an increase in logistics revenue of $2.5 million and an increase in other accessorial revenue of $0.3 million. Traditional linehaul revenue was impacted by a 1.3% decrease in average weekly tonnage and a 1.9% decrease in average revenue per pound versus the first nine months of 2001.

Purchased transportation represented 43.5% of operating revenue in the first nine months of 2002 compared to 42.8% in the same period of 2001. The increase in purchased transportation costs as a percentage of operating revenue is attributed to an increase in logistics revenue during the first nine months of 2002 versus 2001 where purchased transportation is a higher cost component of revenue. For the first nine months of 2002, traditional linehaul and logistics purchased transportation costs represented 42.4% and 64.7%, respectively, of operating revenue versus 42.3% and 63.4%, respectively, of operating revenue during the same period in 2001. Independent owner-operators and third-party providers represented 81.2% and 18.8% of total miles for the linehaul system during the first nine months of 2002 versus 83.5% and 16.5%, respectively, during the same period in 2001.

Salaries, wages and employee benefits were 22.3% of operating revenue in the first nine months of 2002 compared to 22.6% in the same period of 2001. The decrease in salaries, wages and employee benefits as a percentage of operating revenue was attributed to a 0.6% decrease in amounts paid for salaries and wages and incentive payments during the first nine months of 2002 which was offset by a 0.3% increase in group insurance expense.

Operating leases, the largest component of which is facility rent, were 5.4% of operating revenue in the first nine months of 2002 compared to 5.0% in the same period of 2001. The increase in operating leases as a percentage of operating revenue between periods was attributable to an increase in the size of terminals in addition to the decrease in operating revenue.

Depreciation and amortization expense as a percentage of operating revenue was 3.3% in the first nine months of 2002, compared to 3.6% in the same period of 2001. Depreciation and amortization expense as a percentage of operating revenue decreased by 0.5% as the Company is no longer amortizing goodwill from acquisitions. This decrease was offset by a 0.3% increase in depreciation expense from new operating equipment and the depreciation of the capitalized costs associated with the development of internal-use software.

Insurance and claims were 2.5% of operating revenue in the first nine months of 2002, compared with 2.7% in the same period of 2001. Insurance and claims as a percentage of operating revenue decreased as a result of a 0.4% decrease in claims expense during the first nine months of 2002. Offsetting this decrease was a 0.2% increase in insurance premiums during the first nine months of 2002. During the second and third quarters of 2001, the Company had a retroactive insurance policy which negatively affected insurance premiums.

Other operating expenses were 8.9% of operating revenue in the first nine months of 2002 compared to 9.1% in the same period of 2001. The decrease in other operating expenses as a percentage of operating revenue was primarily attributed to a 0.4% decrease in fuel expense which was offset by a 0.2% increase in miscellaneous expenses including maintenance and repair of equipment and owner-operator recruiting and retention.

Income from operations decreased by approximately $0.9 million, or 3.7%, to $23.5 million for the first nine months of 2002 compared with $24.4 million for the same period in 2001. The decrease in income from operations was primarily a result of a decrease in operating revenue which was offset by a decrease in operating expenses.

Interest expense was $286,000, or 0.2% of operating revenue, in the first nine months of 2002, compared to $229,000, or 0.1%, for the same period in 2001. The increase in interest expense was a result of the discontinuation of the capitalization of interest costs relating to the completion of the development of internal-use software during the first nine months of 2001 which was offset by a decrease in average net borrowings during the first nine months of 2002.

Other income, net was $670,000, or 0.4% of operating revenue, in the first nine months of 2002, compared to $654,000, or 0.4%, for the same period in 2001. The increase in other income, net resulted from higher interest income attributed to higher average cash and cash equivalent balances during the first nine months of 2002 which was offset by lower yields on these balances.

The combined federal and state effective tax rate for the first nine months of 2002 was 38.0% compared to a rate of 38.3% for the same period in 2001.

As a result of the foregoing factors, net income decreased by approximately $0.5 million, or 3.3%, to $14.8 million for the first nine months of 2002, compared with $15.3 million for the same period in 2001.

Liquidity and Capital Resources

The Company has historically financed its working capital needs, including capital purchases, with cash flows from operations and borrowings under the Company’s bank lines of credit. Net cash provided by operating activities totaled approximately $24.4 million for the nine months ended September 30, 2002, compared with $28.0 million in the same period of 2001.

Net cash used in investing activities was approximately $3.4 million for the nine months ended September 30, 2002 compared with $7.3 million in the same period of 2001. Investing activities consisted primarily of the Expedited acquisition in January 2001, and the purchase of operating equipment and management information systems during the nine months ended September 30, 2002.

Net cash used in financing activities totaled approximately $6.9 million for the nine months ended September 30, 2002 compared with approximately $0.8 million for the same period of 2001. Financing activities included the repayment of long-term debt and capital leases, proceeds received from the exercise of stock options and repurchases of the Company’s common stock.

The Company’s credit facility consists of a working capital line of credit. As long as the Company complies with the financial covenants and ratios, the credit facility permits it to borrow up to $20.0 million less the amount of any outstanding letters of credit. Interest rates for advances under the facility vary based on how the Company’s performance measures against covenants related to total indebtedness, cash flows, results of operations and other ratios. The facility bears interest at LIBOR plus 1.00% to 1.90%, expires in April 2004 and is unsecured. At September 30, 2002, the Company had $-0- outstanding under the line of credit facility and had utilized $5.2 million of availability for outstanding letters of credit. Accordingly, the Company was in compliance with the financial covenants and ratios under the credit facility at September 30, 2002.

On July 25, 2002, the Company announced that its Board of Directors approved a stock repurchase program for up to 2,000,000 shares of the Company’s common stock. The Company expects to fund the repurchases of its common stock from its cash and cash equivalents and available-for-sale securities and cash generated from operating activities. As of September 30, 2002, the Company had repurchased 366,000 shares of the Company’s common stock for $7.2 million for an average purchase price of $19.62 per share.

Management believes that its available cash, expected cash generated from future operations and borrowings under available credit facilities will be sufficient to satisfy the Company’s anticipated cash needs for at least the next twelve months.

Forward-Looking Statements

This report contains statements with respect to the Company’s beliefs and expectations of the outcomes of future events that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission (the “Commission”), in press releases and in reports to shareholders. Oral forward-looking statements may be made by the Company’s executive officers and directors on behalf of the Company to the press, potential investors, securities analysts and others. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements. The Company relies on this safe harbor in making such disclosures. In connection with this safe harbor provision, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company in this report. Without limitation, factors that might cause such a difference include economic factors such as recessions, inflation, higher interest rates and downturns in customer business cycles, the Company’s inability to maintain its historical growth rate because of a decreased volume of freight moving through the Company’s network, increasing competition and pricing pressure, surplus inventories, loss of a major customer, the creditworthiness of the Company’s customers and their ability to pay for services rendered, the Company’s ability to secure terminal facilities in desirable locations at reasonable rates, the inability of the Company’s information systems to handle an increased volume of freight moving through its network, changes in fuel prices, employment matters including rising health care costs, enforcement of and changes in governmental regulations, environmental and tax matters, the handling of hazardous materials, and the availability and compensation of qualified independent owner-operators needed to serve the Company’s transportation needs. As a result of the foregoing, no assurance can be given as to future financial condition, cash flows, or results of operations. Forward-looking statements can be identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “projects,” and similar expressions. The Company does not undertake any obligation to update or to release publicly any revisions to forward-looking statements contained in this report to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

Item 3. Quantitative and Qualitative Disclosure of Market Risk

The Company’s exposure to market risk related to its remaining outstanding debt is not significant.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Within 90 days of the filing of this report, the principal executive officer and principal financial officer of the Company, under the supervision and with the participation of the Company’s management, have evaluated the disclosure controls and procedures of the Company as defined in Exchange Act Rule 13(a)-14(c) and have determined that such controls and procedures are effective.

Changes in Internal Controls

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to in the paragraph above.

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

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(1)	Exhibits — Not applicable

(2)	Reports on Form 8-K — On August 14, 2002, the Company filed a report on Form 8-K with the Commission regarding Section 906 certifications by certain officers. Simultaneously with filing this Form 10-Q, the Company has filed a Form 8-K related to the certification requirements pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Forward Air Corporation

Date: November 5, 2002	By:	/s/ Andrew C. Clarke

Andrew C. Clarke Chief Financial Officer and Senior Vice President

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Scott M. Niswonger, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Forward Air Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 5, 2002

By:	/s/ Scott M. Niswonger Scott M. Niswonger Chairman and Chief Executive Officer

CERTIFICATION PURSUANT TO RULE 13A-14 OR 15D-14 OF THE SECURITIES
EXCHANGE ACT OF 1934, AS ADOPTED PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Andrew C. Clarke, certify that:

1.     I have reviewed this quarterly report on Form 10-Q of Forward Air Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.     Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 5, 2002

By:	/s/Andrew C. Clarke Andrew C. Clarke Chief Financial Officer, Senior Vice President and Treasurer