Form 10-K
period 2002-12-31
FORWARD AIR CORP
filed 2003-03-21
CIK 912728

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2002

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

Common Stock, $.01 par value
(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act.)    Yes   ☒    No   ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 7, 2003 was approximately $313.6 million based on the closing price of such stock on such date of $18.60.

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of March 7, 2003 was 21,237,947.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2003 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2002.

PART I

ITEM 1. BUSINESS

Introduction

     Forward Air Corporation, through its operating subsidiaries (the “Company” or “Forward Air”), offers its customers scheduled ground transportation of cargo as a cost effective, reliable alternative to air transportation. The Company transports cargo that generally must be delivered at a specific time but is less time-sensitive than traditional air freight. This type of cargo is frequently referred to in the transportation industry as “deferred air freight.” Forward Air operates through a network of 80 terminals located at or near airports in the United States and Canada, including a central sorting facility in Columbus, Ohio and regional hubs serving key markets. The Company purchases most of its transportation requirements from owner-operators and, to a lesser extent, from truckload carriers. A typical shipment consists of a pallet load of freight, such as computers, telecommunications equipment, machine parts, trade show exhibit materials or medical equipment. During 2002, an average shipment weighed over 700 pounds. Forward Air has experienced rapid revenue growth from $63.6 million in 1995 to $226.1 million in 2002, a 19.9% compound annual growth rate. The Company’s operating income grew from $6.4 million to $32.7 million over the same period, a 26.2% compound annual growth rate.

     The Company primarily markets its services to: air freight forwarders, which are businesses that arrange transportation of cargo for third parties; integrated air cargo carriers; and airlines. The Company serves its customers by locating terminals at or near airports and maintaining regularly scheduled transportation service between major cities. Forward Air receives shipments at its terminals and transports them by truck to its central sorting facility or to one of its eight regional hubs, where they are unloaded and sorted. After sorting, the shipments are reloaded and delivered to the terminals nearest their destinations. The Company also ships freight directly between terminals when justified by the volume of shipments. The Company typically does not provide local pickup and delivery services and does not market its services directly to shippers. Since the Company does not place significant size or weight restrictions on shipments, it does not compete directly with small or overnight package delivery services such as DHL Worldwide, UPS and Airborne. During 2002, approximately 33% of the shipments the Company handled were for overnight delivery, with approximately 50% for delivery within two to three days and the balance in four to five days.

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

     Shippers with expedited delivery requirements have four principal alternatives to transport freight: they may use a fully integrated air cargo carrier, a passenger airline, a less-than-truckload carrier or an air freight forwarder. Integrated air cargo carriers provide pick-up and delivery services primarily using their own fleet of trucks and provide transportation services generally using their own fleet of aircraft. Passenger airlines provide airport to airport service, but have limited cargo space and generally place size and weight restrictions on freight. Less- than-truckload carriers provide pick-up and delivery services through their own fleet of trucks. The national less-than-truckload carriers operate terminals where freight is unloaded, sorted and reloaded multiple times in a single shipment. The additional handling increases transit time, handling costs and the likelihood of cargo damage. An air freight forwarder obtains shipments from customers, makes arrangements for transportation of the cargo by a third-party carrier and usually arranges for both delivery from the shipper to the carrier and from the carrier to the recipient.

     Although expedited freight is often transported by aircraft, transportation by truck is a viable alternative, especially for shipments requiring deferred delivery. Generally, the cost of shipping freight, especially heavy freight, by truck is substantially less than shipping by aircraft. The Company believes there are several factors that are increasing demand for lower-cost truck transportation of expedited freight. These trends include:

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

Reduced Airline Cargo Capacity. Since the 1980’s, when the domestic airlines eliminated many of their all-cargo aircraft, growth in demand for air cargo services generally has outpaced the growth of aircraft cargo capacity. More recently, airlines have been modifying their domestic route systems to provide higher frequency service to more destinations, therefore replacing many of their wide-body aircraft with narrow-body aircraft that have less cargo capacity.

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

– Established nationwide network of terminals and sorting facilities. The Company has built a network throughout the United States and Canada located at or near airports. The Company believes it would be difficult for a competitor to duplicate its nationwide network without the expertise Forward Air has acquired and without expending significant management resources and capital. The Company’s network enables it to provide regularly scheduled service between most markets and on-time delivery with minimal freight damage or loss, all at rates significantly below air freight rates.

– Scheduled, time-definite service. The Company adheres to a published schedule for transit times with specific cut-off and recovery times.

– Low-capital-intensive business model. The Company purchases virtually all of its transportation requirements from owner-operators or truckload carriers, rather than acquiring and operating its own tractors. This allows the Company to respond quickly to changing demands and opportunities in its industry and to generate a higher return on assets with lower capital expenditures.

– Enhanced technology. The Company is committed to using information technology to improve visibility of shipment information and reduce its operating costs. Technology allows the Company to provide real-time tracking and tracing of shipments throughout the transportation process. Forward Air continues to enhance its systems to permit its customers to obtain real-time information both through the Internet and Electronic Data Interchange.

– Broad customer base. The Company has established close relationships with a large number of air freight forwarders, integrated air cargo carriers and airlines. The Company’s five largest customers only accounted for approximately 20% of its operating revenue in 2002, with no single customer accounting for more than ten percent.

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

– Develop new customers. The Company actively markets its services to potential new air freight forwarder customers. The Company believes air freight forwarders will move away from integrated air cargo carriers because those carriers charge higher rates and away from less-than-truckload carriers because those carriers provide less reliable service and compete for the same customers. The Company also believes that there is significant potential for increased freight volume from airlines as well as from the integrated air cargo carriers.

– Enhance information systems. The Company is committed to continued enhancement of its information systems in ways that can provide it both competitive service advantages and increased productivity. Management believes that information technology will greatly assist in providing the ability to capitalize on new business opportunities. These opportunities include additional lines of distribution and warehousing, where the need for effective information systems is important to the proper operation of these businesses. Forward Air believes its enhanced systems will enable it to retain existing customers and encourage them to increase the volume of freight they send through its network.

– Expand logistics services. The Company will continue to expand its national and international logistics services to increase revenue and improve utilization of its terminal facilities and labor force. The Company has added a number of services in the past few years, such as exclusive-use transportation services, customs brokerage and terminal handling services. These services directly benefit Forward Air’s customers, particularly air freight forwarders which cannot justify providing the services themselves, attract new customers and improve utilization of the Forward Air network by increasing its revenue without significantly increasing the Company’s costs.

– Pursue acquisitions. The Company intends to continue to evaluate acquisitions that can increase its penetration of a geographic area, add customers or freight density or allow it to offer additional services. Since its inception, the Company has acquired the assets of eight of its regional competitors that met one or more of these criteria.

Operations

     The Company receives freight from air freight forwarders, airlines and integrated air cargo carriers at its terminals, which are located at or near airports in the United States and Canada. The Company consolidates and transports these shipments by truck through the Forward Air network to the terminals nearest the ultimate destinations of the shipments. The Company operates regularly scheduled service to and from each of its terminals through its Columbus, Ohio central sorting facility or through one of its eight regional hubs. The Company also operates regularly scheduled shuttle service directly between cities where the volume of freight warrants bypassing the Columbus sorting facility or a regional hub. When a shipment arrives at the terminal nearest its destination, the customer arranges for the shipment to be picked up at the terminal and delivered to its final destination.

     A typical shipment consists of a pallet load of freight, often computers, telecommunications equipment, machine parts, trade show exhibit materials or medical equipment. Since Forward Air commenced operations in November 1990, the weekly volume of freight moving through its network has increased from an average of approximately 1.2 million pounds to over 24.5 million pounds in 2002. During 2002, an average shipment weighed over 700 pounds. Shipments range from small boxes weighing only a few pounds to large shipments of several thousand pounds. Although the Company imposes no significant size or weight restrictions, it focuses its marketing and price structure on shipments of 200 pounds or more. As a result, the Company does not directly compete for most of its business with overnight couriers or small package delivery companies.

Terminals

     At December 31, 2002, the Forward Air network included terminals located in the following 80 cities:

	Airport		Airport
City	Served	City	Served

Albany, NY	ALB	Louisville, KY	SDF
Albuquerque, NM	ABQ	Memphis, TN	MEM
Atlanta, GA	ATL	McAllen, TX*	MFE
Austin, TX	AUS	Miami, FL	MIA
Baltimore, MD	BWI	Milwaukee, WI	MKE
Baton Rouge, LA*	BTR	Minneapolis, MN	MSP
Birmingham, AL*	BHM	Mobile, AL*	MOB
Blountville, TN*	TRI	Nashville, TN	BNA
Boston, MA	BOS	Newark, NJ	EWR
Brownsville, TX*	BRO	Newburgh, NY	SWF
Buffalo, NY	BUF	New Orleans, LA	MSY
Charleston, SC	CHS	New York, NY	JFK
Charlotte, NC	CLT	Norfolk, VA	ORF
Chicago, IL	ORD	Oklahoma City, OK	OKC
Cincinnati, OH	CVG	Omaha, NE*	OMA
Cleveland, OH	CLE	Orlando, FL	MCO
Columbia, SC*	CAE	Pensacola, FL*	PNS
Columbus, OH	CMH	Philadelphia, PA	PHL
Corpus Christi, TX*	CRP	Phoenix, AZ	PHX
Dallas/Ft. Worth, TX	DFW	Pittsburgh, PA	PIT
Dayton, OH*	DAY	Portland, OR	PDX
Denver, CO	DEN	Raleigh, NC	RDU
Detroit, MI	DTW	Richmond, VA	RIC
El Paso, TX	ELP	Rochester, NY	ROC
Greensboro, NC	GSO	Sacramento, CA	SMF
Greenville, SC	GSP	Salt Lake City, UT	SLC
Hartford, CT	BDL	San Antonio, TX	SAT
Harlingen, TX*	HRL	San Diego, CA	SAN
Houston, TX	IAH	San Francisco, CA	SFO
Huntsville, AL	HSV	Seattle, WA	SEA
Indianapolis, IN	IND	St. Louis, MO	STL
Jackson, MS*	JAN	Syracuse, NY	SYR
Jacksonville, FL	JAX	Tampa, FL	TPA
Kansas City, MO	MCI	Toledo, OH*	TOL
Knoxville, TN*	TYS	Tucson, AZ*	TUS
Lafayette, LA*	LFT	Tulsa, OK	TUL
Laredo, TX*	LRD	Washington, DC	IAD
Las Vegas, NV	LAS	Montreal, Canada*	YUL
Little Rock, AR	LIT	Ottawa, Canada*	YOW
Los Angeles, CA	LAX	Toronto, Canada	YYZ

*	Denotes an agent location.

     Independent agents operated 20 of these locations, which typically handle relatively low volumes of freight.

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

Shipments

     Since operations were commenced in November 1990, the average weekly volume of freight moving through the Company’s network has increased from an average of approximately 1.2 million pounds to over 24.5 million pounds per week as shown below:

Average Weekly
Year	Volume in Pounds

(In millions)
1990	1.2
1991	1.4
1992	2.3
1993	3.8
1994	7.4
1995	8.5
1996	10.5
1997	12.4
1998	15.4
1999	19.4
2000	24.0
2001	24.3
2002	24.5

Customers and Marketing

     The Company’s customers are primarily air freight forwarders, airlines and integrated air cargo carriers. Air freight forwarder customers vary in size from small, independent, single facility companies to large, international logistics companies, such as AIT Freight Systems, Associated Global Systems, Danzas/AEI, Exel and Pilot Air Freight. Airline customers include British Airways, Continental, KLM, Northwest Airlines and Virgin Atlantic. Because of Forward Air’s reputation for dependable service, integrated air cargo carriers such as DHL Worldwide Express, Emery Worldwide, Federal Express and UPS utilize its services to provide overflow capacity and other services.

     The Company markets its services through a sales and marketing staff located in various regions of the United States. Senior management also is actively involved in sales and marketing at the national account level and supports local sales activity. The Company has a strong commitment to marketing and focuses on air freight forwarders, airlines and integrated air cargo carriers that have time sensitive shipping requirements requiring customized services. The Company also participates in air cargo trade shows and advertises its services through direct mail programs and through the Internet.

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

Technology and Information Systems

     The regular enhancement of the Company’s information systems is a key component of its growth strategy. The Company has invested and expects to continue to invest significant management and financial resources maintaining a sophisticated information system that provides information to its customers and employees. The Company believes the ability to provide reliable and timely information on the status of shipments is critical to its customers. The Company believes that its information systems afford it competitive service advantages while promoting increased productivity throughout the Forward Air network.

Purchased Transportation

     The Company contracts for most of its transportation services from owner-operators. The owner-operators own, operate and maintain their own vehicles and employ their own drivers. The Company purchases the balance of required transportation from truckload carriers. Of the $99.3 million of purchased transportation in 2002, the Company purchased 66.2% from owner-operators and 33.8% from other common carriers.

     The Company seeks to establish long-term relationships with owner-operators to assure dependable service and availability. The Company has established guidelines relating to safety records, driving experience and personal evaluations that it uses to select its owner-operators. To enhance the Company’s relationship with owner-operators, it pays per mile rates above prevailing market rates and offers each driver a consistent work schedule, typically to the same destination.

Competition

     The air freight transportation industry is highly competitive and very fragmented. The Company’s competitors include regional trucking companies that specialize in handling deferred air freight and regional and national less-than-truckload carriers. To a lesser extent, the Company competes with integrated air cargo carriers and airlines. According to The Colography Group, Inc., an independent industry market research and consulting company, total revenue in 2003 for the U.S. domestic air market is expected to be $30.7 billion. Approximately $3.7 billion or 11.9% of that market is made up of heavyweight overnight and deferred freight, representing the portion of the market within which the Company believes it competes. The Company’s competition ranges from small operators that compete within a limited geographic area to companies with substantially greater financial and other resources and larger freight capacity. The Company also faces competition from its air freight forwarder customers who decide to establish their own networks to transport deferred air freight. The Company believes competition is based on service, primarily on-time delivery and reliability, as well as rates. The Company believes it offers its services at rates that are substantially below the charge to transport the same shipment to the same destination by air. The Company believes it has an advantage over less-than-truckload carriers based upon its reputation for faster, more reliable service between many cities.

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

Employees

     As of December 31, 2002, the Company employed 1,618 persons, 835 of whom were freight handlers and customer service personnel. None of the Company’s employees are covered by a collective bargaining agreement. The Company recognizes that its workforce, including its freight handlers, is one of its most valuable assets. The recruitment, training and retention of qualified employees are essential to support the Company’s continued growth and to meet the service requirements of its customers.

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

     From time to time, the Company is a party to litigation arising in the normal course of its business, most of which involve claims for personal injury, property damage related to the transportation and handling of freight, or workers’ compensation. The Company does not believe that any of these pending actions, individually or in the aggregate, will have a material adverse effect on its business, financial condition or results of operations.

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

     The Company is also subject to federal and state environmental laws and regulations, including those dealing with the transportation of hazardous materials and storage of fuel. The Company believes that it is in substantial compliance with applicable environmental laws and regulations. The Company does not expect any material expenditures for compliance with federal, state or local environmental laws and regulations in 2003.

Website Access

     The Company files reports with the Securities and Exchange Commission (“SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. The Company is an electronic filer and the SEC maintains an Internet site at that contains the reports, proxy and information statements, and other information filed electronically. The Company’s website address is Please note that this website address is provided as an inactive textual reference only. The Company makes available free of charge through its website, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on the website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

ITEM 2. PROPERTIES

Properties and Equipment

     Management believes that the Company has adequate facilities for the conduct of its business, including properties owned and leased. Management further believes that in the event replacement property is needed, it will be available on terms and at costs substantially similar to the terms and costs experienced by competitors within the transportation industry.

     The Company leases its 37,500 square foot headquarters in Greeneville, Tennessee from the Greeneville-Greene County Airport Authority. The lease term ends in 2006 and has two ten-year and one five-year renewal options. The Company owns its 83,800 square foot Columbus, Ohio central hub sorting facility.

     During the fourth quarter of 2002, the City of Atlanta filed a petition for condemnation and declaration of taking for property owned by Transportation Properties, Inc. and occupied by Forward Air, Inc., two wholly-owned subsidiaries of the Company. The condemnation is in connection with the Fifth Runway Airport Expansion Project at Atlanta Hartsfield International Airport. According to the petition, the City of Atlanta has taken ownership of the property and building and deposited $2.6 million into the registry of the court as compensation to Transportation Properties, Inc. As of December 31, 2002, the property and building and leasehold improvements had been removed from the Company’s balance sheet and the Company is now paying rent to the City of Atlanta in connection with occupying the premises. Forward Air, Inc., as the tenant, will continue to occupy the premises and has a second facility in the Atlanta airport sub-market in which to conduct business until the Company and City of Atlanta reach an agreement on the value of the property and the timing of vacating the premises. The Company recognized a gain of $350,000 during 2002 on the Atlanta property.

     During the fourth quarter of 2002, the Company repaid early its State of Ohio 1993-8 Ohio Enterprise Bond Fund bond issue with the Director of Development of the State of Ohio for its 83,800 square foot Columbus, Ohio central hub sorting facility. The amount required to satisfy the bond obligation was $3.9 million and resulted in a one-time charge for the early extinguishment of debt of $456,000 which the Company recognized during 2002.

     The Company leases and maintains terminals in 59 additional cities located at or near various airports in the United States and Canada. Lease terms are typically for three to five years. The remaining 20 terminals are agent stations operated by independent agents who handle freight for the Company on a commission basis.

     The Company owns or leases the trailers it uses to move freight through the Forward Air network. Substantially all of the Company’s trailers are 53’ long, and many have specialized roller bed equipment required to serve air cargo industry customers. The average age of the Company’s owned trailer fleet was approximately 3.3 years at December 31, 2002.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, the Company is a party to litigation arising in the normal course of its business, most of which involve claims for personal injury, property damage related to the transportation and handling of freight, or workers’ compensation. The Company does not believe that any of these pending actions, individually or in the aggregate, will have a material adverse effect on its business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year ended December 31, 2002, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this report.

     The following are the Company’s executive officers:

Name	Age	Position

Scott M. Niswonger	55	Chairman of the Board and Chief Executive Officer
Bruce A. Campbell	51	President and Chief Operating Officer
Andrew C. Clarke	32	Chief Financial Officer, Senior Vice President and Treasurer
Craig A. Drum	47	Senior Vice President, Sales
Matthew J. Jewell	37	Senior Vice President, General Counsel and Secretary
Chris C. Ruble	40	Senior Vice President, Operations

     There are no family relationships between any of the executive officers of the Company. All officers hold office at the pleasure of the Board of Directors.

     Scott M. Niswonger is a co-founder of the Company and has served as a director since its founding in October 1981 and as Chairman of the Board and Chief Executive Officer since February 1988. Mr. Niswonger served as President of the Company from October 1981 until August 1998. He also serves as a director and executive officer of Landair Corporation (“Landair”) and as a director of People’s Community Bank.

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

     Andrew C. Clarke has served the Company as a director and as Chief Financial Officer, Senior Vice President and Treasurer since April 2001. Since April 2000, he has also served as Chief Financial Officer, Senior Vice President and director of a Company subsidiary that provides Internet and technology services and support to the Company. From August 1998 to March 2000, Mr. Clarke was an investment banker with Deutsche Banc Alex. Brown in the Global Transportation Group. From June 1997 until September 1997, he worked in the high yield group at Smith Barney Inc., and from August 1993 until June 1996 in the mergers and acquisitions group at A.G. Edwards & Sons, Inc.

     Craig A. Drum became Senior Vice President, Sales in July 2001 after joining the Company in January 2000 as Vice President, Sales of the Company’s Internet and technology service and support subsidiary. In February 2001, Mr. Drum was promoted to Vice President of National Accounts. Prior to January 2000, Mr. Drum spent most of his 24-year career with Delta Air Lines, Inc., most recently as the Director of Sales and Marketing — Cargo.

     Matthew J. Jewell has served as Senior Vice President and General Counsel of the Company since July 2002. In October 2002, he was also appointed Secretary. From January 2000 to joining the Company in July 2002, Mr. Jewell was a partner with the law firm of Austin & Sparks, P.C. Mr. Jewell was an associate at Dennis, Corry & Porter, L.L.P. from July 1991 to December 1998 and a partner from January 1999 to January 2000. Mr. Jewell is also an executive officer of Landair.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED SHAREHOLDER MATTERS

     The $0.01 par value common stock of the Company (the “Common Stock”) trades on The NASDAQ National Market tier of The NASDAQ Stock Market® under the symbol “FWRD.” The following table sets forth the high and low sales prices for the Common Stock as reported by The NASDAQ National Market for each full quarterly period within the two most recent fiscal years.

2001	High	Low

First Quarter	$44.19	$29.50
Second Quarter	$39.14	$22.00
Third Quarter	$29.47	$20.33
Fourth Quarter	$35.27	$21.47

2002	High	Low

First Quarter	$35.50	$25.59
Second Quarter	$32.80	$26.50
Third Quarter	$32.88	$16.57
Fourth Quarter	$21.06	$16.40

     There were approximately 3,000 shareholders of record (including brokerage firms and other nominees) of the Common Stock as of December 31, 2002.

     The Company did not pay cash dividends on its Common Stock in the two preceding fiscal years, and it is the current intention of management to retain earnings to finance the growth of the Company’s business. Future payment of dividends will depend upon the financial condition, results of operations, contractual restrictions and capital requirements of the Company, as well as other factors deemed relevant by the Board of Directors. No securities of the Company were sold during fiscal year 2002 without registration under the Securities Act of 1933, as amended.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table provides information as of December 31, 2002 with respect to shares of the Common Stock that may be issued under existing equity compensation plans, including the Company’s 1992 Amended and Restated Stock Option and Incentive Plan (the “1992 Plan”), 1999 Stock Option and Incentive Plan (the “1999 Plan”), the Non-Employee Director Stock Option Plan (the “NED Plan”), the 2000 Non-Employee Director Award (the “2000 NED Award”) and the Restated Employee Stock Purchase Plan (the “ESPP”).

	(a)	(b)	(c)

			Number of Securities
			Remaining Available for
			Future Issuance Under
	Number of Securities to	Weighted-Average	Equity Compensation
	be Issued upon Exercise	Exercise Price of	Plans (Excluding
	of Outstanding Options	Outstanding Options	Securities Reflected in
Plan Category	and Rights	and Rights	Column (a))

Equity Compensation Plans Approved by Shareholders(1)	1,370,091 (3)	$17.30 (4)	1,292,032 (5)
Equity Compensation Plans Not Approved by Shareholders(2)	7,500	$36.38	—

Total	1,377,591	$17.40	1,292,032

(1)	Consists of the 1992 Plan, the 1999 Plan, the NED Plan and the ESPP.

(2)	Represents the 2000 NED Award to a non-employee director granted upon his appointment in July 2000. The non-qualified options are fully exercisable and generally expire upon the earlier of 90 days from the date the director ceases to serve the Company, or on July 18, 2010.

(3)	Includes 315,392 shares of Common Stock issuable upon the exercise of options under the expired 1992 Plan, as of December 31, 2002. No additional options may be granted under the 1992 Plan.

(4)	Includes the weighted-average exercise price of options outstanding under the 1992 Plan. Excludes purchase rights accruing under the ESPP which have a shareholder approved reserve of 900,000 shares. Under the ESPP, each eligible employee may purchase up to 1,300 shares of Common Stock at semi-annual intervals each year at a purchase price per share equal to 85% of the lower of the fair market value of the Common Stock at close of (i) the first trading day of a purchase period, or (ii) the last trading day of a purchase period.

(5)	Includes shares available for future issuance under the ESPP. As of December 31, 2002, an aggregate of 805,158 shares of Common Stock were available for issuance under the ESPP.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial data of the Company. The selected financial data should be read in conjunction with the Company’s financial statements and notes thereto, included elsewhere in this report.

	Year ended December 31

	2002	2001	2000	1999	1998

	(In thousands, except per share data)
Income Statement Data:(1)
Operating revenue	$226,072	$227,500	$214,907	$170,843	$130,438
Income from operations	32,737	31,658	37,301	26,444	16,011
Operating margin(2)	14.5%	13.9%	17.4%	15.5%	12.3%
Net income from continuing operations	21,616	19,882	23,445	16,040	9,189
Net income from continuing operations per share:(3)
Basic	$1.00	$0.92	$1.11	$0.80	$0.49
Diluted	0.98	0.89	1.05	0.76	0.48
Cash dividends declared per common share(3)	—	—	—	—	—
Balance Sheet Data (at end of period):
Total assets of continuing operations	$145,511	$136,959	$115,968	$79,617	$56,808
Long-term obligations of continuing operations, net of current portion	935	4,451	7,232	4,754	20,126
Shareholders’ equity	118,346	106,585	83,453	54,952	19,071

(1)	Reflects the truckload operations which were disposed of in a spin-off in 1998.

(2)	Income from operations as a percentage of operating revenue.

(3)	Restated to reflect a three-for-two stock split distributed in January 2000 and a two-for-one stock split distributed in March 1999.

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

Results of Operations

     The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated.

	Year Ended December 31

	2002	2001	2000

Operating revenue	100.0%	100.0%	100.0%
Operating expenses:
Purchased transportation	43.9	42.9	42.5
Salaries, wages and employee benefits	22.3	22.4	22.0
Operating leases	5.4	5.1	4.7
Depreciation and amortization	3.3	3.7	2.7
Insurance and claims	1.7	3.3	1.7
Other operating expenses	8.9	8.7	9.0

Total operating expenses	85.5	86.1	82.6

Income from operations	14.5	13.9	17.4
Interest expense	(0.2)	(0.1)	—
Other income, net	0.8	0.4	0.3

Income before income taxes	15.1	14.2	17.7
Income taxes	5.5	5.5	6.8

Net income	9.6%	8.7%	10.9%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     Operating revenue decreased by $1.4 million, or 0.6%, to $226.1 million for 2002 from $227.5 million in 2001. This decrease resulted from a decrease in traditional linehaul revenue of $4.9 million to $192.9 million, an increase in logistics revenue of $3.8 million to $19.2 million and a decrease in other accessorial revenue of $0.3 million to $14.0 million. Traditional linehaul revenue was impacted during the year by an increase in average weekly tonnage of 0.7% and a 3.1% decrease in average revenue per pound versus 2001.

     Purchased transportation represented 43.9% of operating revenue in 2002 compared to 42.9% in 2001. The increase in purchased transportation as a percentage of operating revenue was primarily the result of an increase in logistics revenue where purchased transportation costs are traditionally higher as a percent of operating revenue than traditional linehaul purchased transportation costs. For 2002, traditional linehaul and logistics purchased transportation costs represented 42.3% and 69.8%, respectively, of operating revenue versus 42.2% and 62.9%, respectively, during 2001.

     Salaries, wages and employee benefits were 22.3% of operating revenue in 2002 compared to 22.4% for 2001. The decrease in salaries, wages and employee benefits as a percentage of operating revenue was attributed to a 0.3% decrease in incentive payments and a 0.1% decrease in workers’ compensation insurance and expenses that was offset in part by a 0.3% increase in group insurance expenses.

     Operating leases, the largest component of which is facility rent, were 5.4% of operating revenue in 2002 compared to 5.1% in 2001. The increase in operating leases as a percentage of operating revenue between periods was primarily attributable to a 0.2% one-time charge associated with the early termination of a leased facility.

     Depreciation and amortization expense as a percentage of operating revenue was 3.3% in 2002, compared to 3.7% in 2001. The decrease in depreciation and amortization expense as a percentage of operating revenue was attributable to a 0.5% decrease in amortization expense as the Company is no longer amortizing goodwill in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 142. The decrease was offset in part by a 0.1% increase in depreciation associated with new operating equipment and information systems.

     Insurance and claims were 1.7% of operating revenue in 2002, compared with 3.3% in 2001. The decrease in insurance and claims as a percentage of operating revenue resulted primarily from a 0.6% favorable premium adjustment under a retroactive premium insurance policy during the fourth quarter of 2002. The Company further experienced a 0.3% decrease in claims expense in 2002 versus 2001. These decreases were offset by a 0.3% increase in insurance premiums.

     Other operating expenses were 8.9% of operating revenue in 2002 compared to 8.7% in 2001. The Company experienced a 0.4% decrease in fuel costs paid to owner-operators, which was offset by a 0.4% increase in miscellaneous expenses, including increases in repair and maintenance and owner-operator recruiting and retention expenses.

     Income from operations increased by $1.0 million, or 3.2%, to $32.7 million for 2002 compared with $31.7 million for 2001. The increase in income from operations was primarily a result of the decrease in non-transportation costs which was offset in part by an increase in transportation costs associated with transporting freight for customers.

     Interest expense was $0.3 million, or 0.2% of operating revenue, in 2002, compared to $0.3 million, or 0.1%, for 2001.

     Other income, net was $1.8 million, or 0.8% of operating revenue, in 2002, compared to $0.9 million, or 0.4%, for 2001. The increase in other income, net resulted primarily from a

$1.3 million settlement with US Xpress Enterprises, Inc. and a $0.4 million gain on the condemnation and resultant sale of a terminal owned by the Company in Atlanta, Georgia offset in part by a $0.5 million charge from the early retirement of debt related to the Company’s facility in Columbus, Ohio. Additionally, the Company earned lower yields on higher balances in both cash and cash equivalents and available-for-sale securities during 2002 versus 2001.

     The combined federal and state effective tax rate for 2002 was 36.7% compared to a rate of 38.3% for 2001 primarily as a result of better tax planning at the state level in addition to higher tax-exempt interest income from available-for-sale securities.

     As a result of the foregoing factors, net income increased by $1.7 million, or 8.5%, to $21.6 million for 2002, from $19.9 million in 2001.

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

     Salaries, wages and employee benefits were 22.4% of operating revenue in 2001 compared to 22.0% in 2000. The increase in salaries, wages and employee benefits as a percentage of operating revenue was primarily due to a 1.1% decrease in capitalized salary costs associated with the development of the Company’s Internet-based software in 2000, which was offset by a 0.8% decrease in incentive payments in 2001.

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

     Other income, net was $877,000 in 2001 compared to $773,000 in 2000. The increase in other income, net was due to an increase in cash and interest bearing securities in 2001 as compared to 2000, but was partially offset by lower yields on investments during that same time period.

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

Discussion of Critical Accounting Policies

     Allowance for Doubtful Accounts

     The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In circumstances in which management is aware of a specific customer’s inability to meet its financial obligations to the Company (for example, bankruptcy filings, accounts turned over for collection or litigation), the Company records a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes reserves for bad debts based on the length of time the receivables are past due. Specifically, amounts that are 90 days or more past due are reserved at 50%. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a customer’s ability to meet its financial obligations to the Company), the estimates of the recoverability of amounts due to the Company could be reduced by a material amount.

     Allowance for Revenue Adjustments

     The Company’s allowance for revenue adjustments consists of amounts reserved for billing rate changes that are not captured upon load initiation. These adjustments generally arise: (1) when the sales department contemporaneously grants small rate changes (“spot quotes”) to customers that differ from the standard rates in the system, (2) when freight requires dimensionalization or is reweighed resulting in a different required rate, (3) when billing errors occur, and (4) when data entry errors occur. When appropriate, permanent rate changes are initiated and reflected in the system. The Company monitors the manual revenue adjustments closely through the employment of various controls that are in place to ensure that revenue recognition is not compromised or that fraud does not occur. During 2002, average revenue adjustments per month were approximately $150,000, on average revenue per month of $18.8 million (less than 1% of monthly revenue). In order to estimate the allowance for revenue adjustments related to ending accounts receivable, the Company prepares an analysis that considers average monthly revenue adjustments and the average lag for identifying and quantifying these revenue adjustments. Based on this analysis, the Company establishes an allowance for approximately 60-80 days (dependent upon experience in the last twelve months) of average revenue adjustments, adjusted for rebates and billing errors. The lag is periodically adjusted based on actual historical experience. Additionally, the average amount of revenue adjustments per month can vary in relation to the level of sales or based on other factors (such as personnel issues that could result in excessive manual errors or in excessive spot quotes being granted). Both of these significant assumptions are continually evaluated for validity.

     Self-Insurance Loss Reserves

     Given the nature of the Company’s operating environment, the Company has been, and in the future will become, subject to vehicle, workers’ compensation and health insurance claims. To mitigate a portion of these risks, the Company maintains insurance for individual vehicle claims exceeding $500,000 and workers’ compensation claims and health insurance claims exceeding $250,000. The amount of self-insurance loss reserves and loss adjustment expenses is determined based on an estimation process that uses information obtained from both Company specific and industry data, as well as general economic information. The estimation process for self-insurance loss exposure requires management to continuously monitor and evaluate the life cycle of claims. Using data obtained from this monitoring and the Company’s assumptions about the emerging trends, management develops information about the size of ultimate claims based on its historical experience and other available market information. The most significant assumptions used in the estimation process include determining the trend in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior year claims, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. Management also monitors the reasonableness of the judgments made in the prior year’s estimation process (referred to as a hindsight analysis) and adjusts current year assumptions based on the hindsight analysis.

Liquidity and Capital Resources

     The Company has historically financed its working capital needs, including capital purchases, with cash flows from operations and borrowings under the Company’s bank lines of credit. Net cash provided by operating activities totaled approximately $30.0 million for 2002 compared with $35.5 million in 2001.

     Net cash used in investing activities was approximately $0.4 million for 2002 compared with net cash used in investing activities of $31.0 million in 2001. Investing activities consisted primarily of the Expedited Delivery Services, Inc. acquisition in January 2001, and the purchase of operating equipment and management information systems during 2002.

     Net cash used in financing activities totaled approximately $15.2 million for 2002 compared with approximately $0.7 million for 2001. Financing activities included the repayment of long-term debt and capital leases, proceeds received from the exercise of stock options and repurchases of the Company’s common stock.

     The Company expects net capital expenditures in 2003 for operating equipment and management information systems to be approximately $6.0 million. The Company intends to fund these expenditures through cash provided by operating activities and borrowings under its credit facility, if necessary. The 2003 capital expenditure budget does not include any allocation for acquisitions.

     The Company’s credit facility consists of a working capital line of credit. As long as the Company complies with the financial covenants and ratios, the credit facility permits it to borrow up to $20.0 million less the amount of any outstanding letters of credit. Interest rates for advances under the facility vary based on how the Company’s performance measures against covenants related to total indebtedness, cash flows, results of operations and other ratios. The facility bears interest at LIBOR plus 1.00% to 1.90%, expires in April 2004 and is unsecured. At December 31, 2002, the Company had $-0- outstanding under the line of credit facility and had utilized $4.0 million of availability for outstanding letters of credit. The Company was in compliance with the financial covenants and ratios under the credit facility at December 31, 2002.

     On July 25, 2002, the Company announced that its Board of Directors approved a stock repurchase program for up to 2,000,000 shares of the Company’s common stock. The Company expects to fund the repurchases of its common stock from its cash and cash equivalents and available-for-sale securities and cash generated from operating activities. As of December 31, 2002, the Company had repurchased 629,000 shares of the Company’s common stock for $12.1 million for an average purchase price of $19.20 per share.

Contractual Obligations and Commercial Commitments

     The Company’s contractual obligations and other commercial commitments as of December 31, 2002 (in thousands) are summarized below:

Contractual Obligations	Payment Due Period

		Less Than 1	2-3		After
	Total	Year	Years	4-5 Years	5 Years

Long-term debt	$443	$443	$—	$—	$—
Capital lease obligations	1,567	84	177	178	1,128
Operating leases	30,577	11,348	13,720	5,124	385

Total contractual cash obligations	$32,587	$11,875	$13,897	$5,302	$1,513

     The Company believes that its available cash, cash expected to be generated from future operations and available borrowings under lines of credit, will be sufficient to satisfy anticipated cash needs for at least the next twelve months.

     On January 10, 2000, the Board of Directors approved a three-for-two stock split which was distributed on January 28, 2000. All share, earnings per share, dividends per share, and quarterly stock price data included herein and in the Consolidated Financial Statements and Notes thereto have been restated to give effect to the stock split.

Related Party Transactions

     Transactions with Landair Corporation

     On July 9, 1998, the Board of Directors of the Company authorized the separation of the Company into two publicly-held corporations (the “Spin-off”), one owning and operating the deferred air freight operations (which continued to be listed as Forward Air) and the other owning and operating the truckload operations (which became Landair Corporation (“Landair”)). The Spin-off was effected on September 23, 1998, through the distribution to shareholders of the Company of all of the outstanding shares of common stock of Landair, on a pro rata basis. Both companies continue to share the same majority shareholder, Scott M. Niswonger, who also serves as the Chairman and Chief Executive Officer of both companies. The companies also share the same Senior Vice President and General Counsel.

     Disclosures regarding amounts charged to Landair and amounts charged by Landair to the Company for various operational and administrative services are set forth in Note 8 to the consolidated financial statements.

     The Company purchased $1.6 million, $1.7 million and $2.2 million of truckload transportation services from Landair in 2002, 2001 and 2000, respectively, which have been included in purchased transportation in the consolidated statements of income.

     Transactions with Sky Night, LLC

     The Company purchases air transportation services from Sky Night, LLC (“Sky Night”), a limited liability corporation owned by the Company’s Chairman and Chief Executive Officer. The air charter expense totaled $264,000, $269,000 and $185,000 in 2002, 2001 and 2000, respectively, and has been included in other operating expenses in the accompanying consolidated statements of income. In addition, the Company paid salaries and benefits of $-0-, $104,000 and $130,000 for two pilots of the limited liability corporation during 2002, 2001 and 2000, respectively, which was included in salaries, wages and benefits in the consolidated statements of income.

     During 2001, the Company entered into an agreement to sublease hangar space at its Greeneville, Tennessee headquarters to Sky Night. The initial term of the sublease was for 12 months, with a one-year renewal option, and the monthly rental rate was determined based on market prices for similar spaces in the area. During 2002, Sky Night exercised its one year renewal option on the space.

Impact of Recent Accounting Pronouncements

     SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, issued in December 2002, which amends SFAS No. 123, Accounting for Stock-Based Compensation, provides an alternative method of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition provisions of SFAS No. 148 are effective for financial reports containing financial statements for years ending after December 15, 2002, while certain additional disclosure requirements of SFAS No. 148 are effective for interim periods beginning after December 15, 2002. The Company has elected to account for its stock-based compensation plans under the intrinsic value-based method of accounting prescribed by Accounting Principals Board Opinion No. 25, Accounting for Stock Issued to Employees, and does not utilize the fair value method. However, the Company has adopted the disclosure requirements of SFAS No. 123 and has adopted the additional disclosure requirements as specified in SFAS No. 148 in fiscal 2002.

     SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, issued in June 2002, requires that a liability for the cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company expects that the adoption of SFAS No. 146 during 2003 will not materially impact the Company’s financial position and results of operations.

     SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, issued in April 2002, among other things, rescinds SFAS No. 4 which required material gains and losses from extinguishment of debt to be classified as an extraordinary item, net of related income tax effect. SFAS No. 145 requires that extinguishment gains or losses be classified as ordinary gains and losses, and that all such gains or losses in prior periods be reclassified to ordinary gains and losses in comparative financial statements. SFAS No. 145, which applies to all entities, is effective for fiscal years beginning after May 15, 2002. The Company adopted early SFAS No. 145 as of January 1, 2002. Accordingly, the loss on the early extinguishment of the Columbus Hub facility capital lease of $456,000 for the year ended December 31, 2002 is included in other expense in the consolidated statements of income.

     SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, issued in October 2001, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144, which applies to all entities, is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 had no impact on the Company’s financial position or results of operations.

     SFAS No. 143, Accounting for Asset Retirement Obligations, issued in June 2001, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated retirement costs. SFAS No. 143, which applies to all entities that have a legal obligation associated with the retirement of tangible long-lived assets, is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on the Company’s financial position or results of operations.

     SFAS No. 142, Goodwill and Other Intangible Assets, was issued in 2001 and is effective for fiscal years beginning after December 15, 2001. Under the new rules in SFAS No. 142, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives. The Company adopted SFAS No. 142 effective January 1, 2002. The Company completed the initial step of the transitional impairment test of goodwill during the second quarter of 2002 and determined that goodwill had not been impaired. Any subsequent impairment losses will be reflected as a component of income from operations in the consolidated statements of income. Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company’s net income and earnings per share would have been as follows:

	Twelve Months Ended December 31

	2002	2001	2000

Reported net income:	$21,616	$19,882	$23,445
Add back goodwill amortization, net of tax	—	658	352

Adjusted net income	$21,616	$20,540	$23,797

Basic earnings per share:
Reported net income	$1.00	$0.92	$1.11
Goodwill amortization, net of tax	—	0.03	0.02

Adjusted basic earnings per share	$1.00	$0.95	$1.13

Diluted earnings per share:
Reported net income	$0.98	$0.89	$1.05
Goodwill amortization, net of tax	—	0.03	0.02

Adjusted diluted earnings per share	$0.98	$0.92	$1.07

Forward-Looking Statements

     This report contains statements with respect to the Company’s beliefs and expectations of the outcomes of future events that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Written forward-looking statements may appear in documents filed with the SEC, in press releases and in reports to shareholders. Oral forward-looking statements may be made by the Company’s executive officers and directors on behalf of the Company to the press, potential investors, securities analysts and others. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements. The Company relies on this safe harbor in making such disclosures. In connection with this safe harbor provision, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company in this report. Without limitation, factors that might cause such a difference include economic factors such as recessions, inflation, higher interest rates and downturns in customer business cycles, fears over the threat of, and actual occurrence of, war and terrorism, the Company’s inability to maintain its historical growth rate because of a decreased volume of freight moving through the Company’s network, increasing competition and pricing pressure, surplus inventories, loss of a major customer, the creditworthiness of the Company’s customers and their ability to pay for services rendered, the Company’s ability to secure terminal facilities in desirable locations at reasonable rates, the inability of the Company’s information systems to handle an increased volume of freight moving through its network, changes in fuel prices, employment matters including rising health care costs, enforcement of and changes in governmental regulations, environmental and tax matters, the handling of hazardous materials, and the availability and compensation of qualified independent owner-operators needed to serve the Company’s transportation needs. As a result of the foregoing, no assurance can be given as to future financial condition, cash flows, or results of operations. Forward-looking statements can be identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “projects,” and similar expressions. The Company does not undertake any obligation to update or to release publicly any revisions to forward-looking statements contained in this report to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     On May 4, 1999, the Company sold 1.5 million shares of its common stock in a public offering. The net proceeds of $18.0 million were used principally to repay outstanding debt. With this repayment, the Company’s exposure to market risk related to its remaining outstanding debt is not significant.

     The Company is also exposed to changes in interest rates from its available-for-sale investments. As a result of the short-term maturity of the investments owned by the Company, a material adverse effect to the fair market value of the investments is unlikely.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with respect to directors of the Company is incorporated herein by reference to the Company’s proxy statement for its 2003 Annual Meeting of Shareholders (the “2003 Proxy Statement”). The 2003 Proxy Statement will be filed with the Commission not later than 120 days subsequent to December 31, 2002.

     Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to executive officers of the Company is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the 2003 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the 2003 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the 2003 Proxy Statement, which will be filed with the Commission not later than 120 days subsequent to December 31, 2002.

ITEM 14. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     Within 90 days of the filing of this report the principal executive officer and principal financial officer of the Company, under the supervision and with the participation of the Company’s management, have evaluated the disclosure controls and procedures of the Company as defined in Exchange Act Rule 13(a)-14(c) and have determined that such controls and procedures are effective. The design of any system of controls and procedures is based in part upon certain assumptions about the likelihood of future events. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

Changes in Internal Controls

     There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referred to in the paragraph above.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (2)	List of Financial Statements and Financial Statement Schedules.

The response to this portion of Item 15 is submitted as a separate section of this report.

(a)(3)	List of Exhibits.

The response to this portion of Item 15 is submitted as a separate section of this report.

(b)	Reports on Form 8-K.

The Company filed the following two reports on Form 8-K during the quarter ended December 31, 2002:

Date Filed	Item Reported Upon

November 5, 2002	The Company announced that its Chief Executive Officer and Chief Financial Officer had submitted to the SEC sworn statements pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

November 26, 2002	The Company issued a press release announcing the settlement of the Company’s unfair competition and trademark infringement litigation against US Xpress Enterprises, Inc. pending in the Federal District Court in Greeneville, Tennessee.

(c)	Exhibits.

The response to this portion of Item 15 is submitted as a separate section of this report.

(d)	Financial Statement Schedules.

The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Forward Air Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORWARD AIR CORPORATION

By:	/s/ Scott M. Niswonger

Scott M. Niswonger, Chairman and Chief Executive Officer
Date:	March 21, 2003

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Scott M. Niswonger Scott M. Niswonger	Chairman and Chief Executive Officer (Principal Executive Officer)	March 21, 2003

/s/ Andrew C. Clarke Andrew C. Clarke	Chief Financial Officer, Senior Vice President, Treasurer and Director (Principal Financial and Accounting Officer)	March 21, 2003

/s/ Bruce A. Campbell Bruce A. Campbell	President, Chief Operating Officer and Director	March 21, 2003

/s/ Rodney L. Bell Rodney L. Bell	Vice President and Controller	March 21, 2003

/s/ James A. Cronin, III James A. Cronin, III	Director	March 21, 2003

/s/ Robert K. Gray Hon. Robert K. Gray	Director	March 21, 2003

/s/ Ray A. Mundy Ray A. Mundy	Director	March 21, 2003

CERTIFICATIONS

I, Scott M. Niswonger, certify that:

1.     I have reviewed this annual report on Form 10-K of Forward Air Corporation;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 21, 2003

By:	/s/ Scott M. Niswonger

Scott M. Niswonger Chairman and Chief Executive Officer

I, Andrew C. Clarke, certify that:

1.     I have reviewed this annual report on Form 10-K of Forward Air Corporation;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 21, 2003

By:	/s/ Andrew C. Clarke

Andrew C. Clarke Chief Financial Officer, Senior Vice President and Treasurer

Annual Report on Form 10-K

Item 8, Item 15(a)(1) and (2), (c) and (d)

List of Financial Statements and Financial Statement Schedule

Financial Statements and Supplementary Data

Certain Exhibits

Financial Statement Schedule

Year Ended December 31, 2002

Forward Air Corporation

Greeneville, Tennessee

Forward Air Corporation

Form 10-K — Item 8 and Item 15(a)(1) and (2)

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

Report of Independent Auditors

The Board of Directors and Shareholders
Forward Air Corporation

We have audited the accompanying consolidated balance sheets of Forward Air Corporation as of December 31, 2002 and 2001, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forward Air Corporation at December 31, 2002 and 2001, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in fiscal 2002 the Company changed its method of accounting for goodwill.

Ernst & Young LLP

Nashville, Tennessee January 31, 2003

Forward Air Corporation

Consolidated Balance Sheets

	December 31

	2002	2001

	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$33,642	$19,364
Short-term investments	20,274	9,222
Accounts receivable, less allowances of $1,296 in 2002 and $1,067 in 2001	28,838	28,764
Income taxes receivable	1,472	—
Inventories	403	379
Prepaid expenses and other current assets	2,027	2,442
Deferred income taxes	2,118	2,233

Total current assets	88,774	62,404
Property and equipment:
Land	2,611	3,199
Buildings	7,961	9,936
Equipment	56,382	52,875
Leasehold improvements	1,865	1,885
Software development in progress	—	145

	68,819	68,040
Accumulated depreciation and amortization	31,646	25,345

	37,173	42,695
Long-term investments	—	14,385
Goodwill, net of accumulated amortization of $1,931 in 2002 and 2001	15,588	15,588
Other intangible assets, net	478	931
Other assets	3,498	956

Total assets	$145,511	$136,959

	December 31

	2002	2001

	(In thousands)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$6,695	$5,086
Accrued payroll and related items	1,988	1,994
Insurance and claims accruals	4,322	5,534
Income taxes payable	—	238
Other accrued expenses	5,215	4,542
Current portion of long-term debt	443	452
Current portion of capital lease obligations	27	464

Total current liabilities	18,690	18,310
Long-term debt, less current portion	—	443
Capital lease obligations, less current portion	935	4,008
Deferred income taxes	7,540	7,613
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $.01 par value:
Authorized shares - 5,000,000 No shares issued	—	—
Common stock, $.01 par value:
Authorized shares - 50,000,000
Issued and outstanding shares - 21,218,046 in 2002 and 21,637,968 in 2001	212	216
Additional paid-in capital	33,983	43,796
Accumulated other comprehensive (loss) income	(9)	29
Retained earnings	84,160	62,544

Total shareholders’ equity	118,346	106,585

Total liabilities and shareholders’ equity	$145,511	$136,959

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation

Consolidated Statements of Income

	Year ended December 31

	2002	2001	2000

	(In thousands, except per share data)
Operating revenue	$226,072	$227,500	$214,907
Operating expenses:
Purchased transportation	99,319	97,488	91,421
Salaries, wages and employee benefits	50,368	50,938	47,253
Operating leases	12,250	11,666	10,059
Depreciation and amortization	7,461	8,410	5,783
Insurance and claims	3,868	7,455	3,639
Other operating expenses	20,069	19,885	19,451

	193,335	195,842	177,606

Income from operations	32,737	31,658	37,301
Other income (expense):
Interest expense	(342)	(331)	(107)
Other, net	1,763	877	773

	1,421	546	666

Income before income taxes	34,158	32,204	37,967
Income taxes	12,542	12,322	14,522

Net income	$21,616	$19,882	$23,445

Basic net income per share	$1.00	$0.92	$1.11

Diluted net income per share	$0.98	$0.89	$1.05

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation

Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional Paid-in	Retained	Other Comprehensive	Accumulated Total Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

	(In thousands)
Balance at December 31, 1999	20,733	$207	$35,528	$19,217	$—	$54,952
Net income for 2000	—	—	—	23,445	—	23,445

Comprehensive income:						23,445
Exercise of stock options	573	6	2,611	—	—	2,617
Common stock issued under employee stock purchase plan	6	—	177	—	—	177
Income tax benefit from stock options exercised	—	—	2,262	—	—	2,262

Balance at December 31, 2000	21,312	213	40,578	42,662	—	83,453
Net income for 2001	—	—	—	19,882	—	19,882
Unrealized gain on securities available for sale, net of $19 tax	—	—	—	—	29	29

Comprehensive income:						19,911
Exercise of stock options	320	3	1,947	—	—	1,950
Common stock issued under employee stock purchase plan	6	—	150	—	—	150
Income tax benefit from
stock options exercised	—	—	1,121	—	—	1,121

Balance at December 31, 2001	21,638	216	43,796	62,544	29	106,585
Net income for 2002	—	—	—	21,616	—	21,616
Unrealized loss on securities available for sale, net of $(18) tax	—	—	—	—	(38)	(38)

Comprehensive income:						21,578
Exercise of stock options	217	2	1,585	—	—	1,587
Common stock issued under employee stock purchase plan	6	—	116	—	—	116
Common stock repurchased under stock repurchase program	(643)	(6)	(12,511)	—	—	(12,517)
Income tax benefit from stock options exercised	—	—	997	—	—	997

Balance at December 31, 2002	21,218	$212	$33,983	$84,160	$(9)	$118,346

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation

Consolidated Statements of Cash Flows

	Year ended December 31

	2002	2001	2000

	(In thousands)
Operating activities
Net income	$21,616	$19,882	$23,445
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,461	8,410	5,783
Loss on sale of investments	—	3	—
Loss (gain) on sale of property and equipment	(308)	(34)	33
Loss on early extinguishment of debt	456	—	—
Provision for losses on receivables	835	892	433
Provision for revenue adjustments	1,821	1,601	1,258
Deferred income taxes	60	167	2,787
Changes in operating assets and liabilities, net of effects from acquisition of businesses:
Accounts receivable	(2,730)	2,360	(2,410)
Inventories	(24)	60	201
Prepaid expenses and other current assets	415	(101)	(607)
Accounts payable and accrued expenses	1,064	(999)	3,207
Income taxes	(713)	3,285	(297)

Net cash provided by operating activities	29,953	35,526	33,833
Investing activities
Purchases of property and equipment	(3,913)	(4,844)	(16,547)
Proceeds from disposal of property and equipment	135	375	494
Acquisition of businesses	—	(2,977)	(10,711)
Proceeds from sales or maturities of available-for-sale securities	10,340	47,792	—
Purchases of available-for-sale securities	(7,063)	(71,373)	—
Other	58	19	(87)

Net cash used in investing activities	(443)	(31,008)	(26,851)
Financing activities
Proceeds from long-term debt	—	—	1,853
Payments of long-term debt	(452)	(2,421)	(1,479)
Payments of capital lease obligations	(3,966)	(422)	(550)
Proceeds from exercise of stock options	1,587	1,950	2,617
Repurchase of common stock	(12,517)	—	—
Proceeds from common stock issued under employee stock purchase plan	116	150	177

Net cash (used in) provided by financing activities	(15,232)	(743)	2,618

Net increase in cash and cash equivalents	14,278	3,775	9,600
Cash and cash equivalents at beginning of year	19,364	15,589	5,989

Cash and cash equivalents at end of year	$33,642	$19,364	$15,589

Forward Air Corporation

Consolidated Statements of Cash Flows (continued)

	Year ended December 31

	2002	2001	2000

	(In thousands)
Non-cash transactions:
Issuance of note payable to DTSI for non-compete agreement	$—	$—	$1,349

Capital lease obligation to Rickenbacker Port Authority	$—	$—	$1,011

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation

Notes to Consolidated Financial Statements

December 31, 2002

1. Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements of the Company include Forward Air Corporation and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

The Company operates a comprehensive national network for the time-definite surface transportation of deferred freight. The Company provides its transportation services through a network of terminals located at or near airports in the United States and Canada. The Company’s customers primarily consist of air freight forwarders, domestic and international airlines and integrated air cargo carriers. The Company’s operations involve receiving deferred freight shipments at its terminals and transporting them by truck to the terminal nearest their destination. These activities constitute a single business segment as defined by the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosure about Segments of an Enterprise and Related Information.

Use of Estimates

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. Significant areas requiring management estimates include the following key financial areas:

     Allowance for Doubtful Accounts

The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In circumstances in which management is aware of a specific customer’s inability to meet its financial obligations to the Company (for example, bankruptcy filings, accounts turned over for collection or litigation), the Company records a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes reserves for bad debts based on the length of time the receivables are past due. Specifically, amounts that are 90 days or more past due are reserved at 50%. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a customer’s ability to meet its financial obligations to the Company), the estimates of the recoverability of amounts due to the Company could be reduced by a material amount.

Forward Air Corporation

Notes to Consolidated Financial Statements (continued)

1. Accounting Policies (continued)

     Allowance for Revenue Adjustments

The Company’s allowance for revenue adjustments consists of amounts reserved for billing rate changes that are not captured upon load initiation. These adjustments generally arise: (1) when the sales department contemporaneously grants small rate changes (“spot quotes”) to customers that differ from the standard rates in the system, (2) when freight requires dimensionalization or is reweighed resulting in a different required rate, (3) when billing errors occur, and (4) when data entry errors occur. When appropriate, permanent rate changes are initiated and reflected in the system. The Company monitors the manual revenue adjustments closely through the employment of various controls that are in place to ensure that revenue recognition is not compromised or that fraud does not occur. During 2002, average revenue adjustments per month were approximately $150,000, on average revenue per month of $18.8 million (less than 1% of monthly revenue). In order to estimate the allowance for revenue adjustments related to ending accounts receivable, the Company prepares an analysis that considers average monthly revenue adjustments and the average lag for identifying and quantifying these revenue adjustments. Based on this analysis, the Company establishes an allowance for approximately 60-80 days (dependent upon experience in the last twelve months) of average revenue adjustments, adjusted for rebates and billing errors. The lag is periodically adjusted based on actual historical experience. Additionally, the average amount of revenue adjustments per month can vary in relation to the level of sales or based on other factors (such as personnel issues that could result in excessive manual errors or in excessive spot quotes being granted). Both of these significant assumptions are continually evaluated for validity.

     Self-Insurance Loss Reserves

Given the nature of the Company’s operating environment, the Company has been, and in the future will become, subject to vehicle, workers’ compensation and health insurance claims. To mitigate a portion of these risks, the Company maintains insurance for individual vehicle claims exceeding $500,000 and workers’ compensation claims and health insurance claims exceeding $250,000. The amount of self-insurance loss reserves and loss adjustment expenses is determined based on an estimation process that uses information obtained from both Company specific and industry data, as well as general economic information. The estimation process for self-insurance loss exposure requires management to continuously monitor and evaluate the life cycle of claims. Using data obtained from this monitoring and the Company’s assumptions about the emerging trends, management develops information about the size of ultimate claims based on its historical experience and other available market information. The most significant assumptions used in the estimation process include determining the trend in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior year claims, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs

Forward Air Corporation

Notes to Consolidated Financial Statements (continued)

1. Accounting Policies (continued)

to settle unpaid claims. Management also monitors the reasonableness of the judgments made in the prior year’s estimation process (referred to as a hindsight analysis) and adjusts current year assumptions based on the hindsight analysis.

Revenue Recognition

Operating revenue and related costs are recognized as of the date shipments are completed. No single customer accounted for more than 10% of operating revenue in 2002, 2001 or 2000.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash and cash equivalents.

Available-For-Sale Securities

Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in other comprehensive income. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization is included in investment income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale are included in investment income.

Inventories

Inventories of tires, replacement parts, supplies, and fuel for equipment are stated at the lower of cost or market utilizing the FIFO (first-in, first-out) method of determining cost. Inventories of tires and replacement parts are not material in the aggregate. Replacement parts are expensed when placed in service, while tires are capitalized and amortized over their expected life. Replacement parts and tires are included as a component of other operating expenses in the consolidated statements of income.

Property and Equipment

Property and equipment are stated at cost. Expenditures for normal repair and maintenance are expensed as incurred. Depreciation of property and equipment is calculated based upon the cost

Forward Air Corporation

Notes to Consolidated Financial Statements (continued)

1. Accounting Policies (continued)

of the asset, reduced by its estimated salvage value, using the straight-line method over the estimated useful lives as follows:

Buildings	30-40 years
Equipment	3-10 years
Leasehold improvements	1-15 years

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is recognized on assets classified as held and used when the sum of undiscounted estimated cash flows expected to result from the use of the asset is less than the carrying value. If such measurement indicates a possible impairment, the estimated fair value of the asset is compared to its net book value to measure the impairment charge, if any. When the criteria have been met for long-lived assets to be classified as held for sale, the assets are recorded at the lower of carrying value or fair market value (less selling costs).

Goodwill and Other Intangible Assets

Goodwill is recorded at cost based on the excess of purchase price over the fair value of assets acquired. Prior to the adoption of SFAS No. 142 on January 1, 2002, the Company amortized goodwill based on an estimated useful life of 15 years using the straight-line method. In the case of noncompete agreements, total payments are discounted using a reasonable rate of interest to arrive at the present value. Amortization of noncompete agreements is based on the present value schedules over the period of the agreement.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules in SFAS No. 142, goodwill is no longer amortized but is subject to annual impairment tests in accordance with the Statement. Other intangible assets continue to be amortized over their useful lives. The Company adopted SFAS No. 142 effective January 1, 2002. The Company completed the initial step of the transitional impairment test of goodwill during the second quarter of 2002 and determined that goodwill had not been impaired. Any subsequent impairment losses will be reflected in income from operations in the consolidated statements of income. Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company’s net income and earnings per share would have been as follows:

Forward Air Corporation

Notes to Consolidated Financial Statements (continued)

1. Accounting Policies (continued)

	Twelve Months Ended December 31

	2002	2001	2000

Reported net income:	$21,616	$19,882	$23,445
Add back goodwill amortization, net of tax	—	658	352

Adjusted net income	$21,616	$20,540	$23,797

Basic earnings per share:
Reported net income	$1.00	$0.92	$1.11
Goodwill amortization, net of tax	—	0.03	0.02

Adjusted basic earnings per share	$1.00	$0.95	$1.13

Diluted earnings per share:
Reported net income	$0.98	$0.89	$1.05
Goodwill amortization, net of tax	—	0.03	0.02

Adjusted diluted earnings per share	$0.98	$0.92	$1.07

Software Development

Costs related to software developed or acquired for internal use are expensed or capitalized and then amortized in accordance with the American Institute of Certified Public Accountants Statement Of Position 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Company uses a five-year straight line amortization for the capitalized amounts of software development costs.

Income Per Share

The Company calculates income per share in accordance with SFAS No. 128, Earnings Per Share. Under SFAS No. 128, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share include any dilutive effects of options, warrants and convertible securities, and uses the treasury stock method in calculating dilution. All earnings per share data included in the consolidated financial statements and notes thereto have been restated to give effect to a three-for-two stock split (see Note 5).

Forward Air Corporation

Notes to Consolidated Financial Statements (continued)

1. Accounting Policies (continued)

Comprehensive Income

Comprehensive income includes any changes in the equity of the Company from transactions and other events and circumstances from non-operational sources. In 2002 and 2001, unrealized gains and losses on securities available-for-sale are included in other comprehensive income. The Company had no items of other comprehensive income in 2000 and, accordingly, comprehensive income is equivalent to income in that year.

Employee Stock Options

The Company grants options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the grant date. The Company accounts for employee stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants. The Company adopted the disclosure option of SFAS No. 123, Accounting for Stock-Based Compensation, which requires that the information be determined as if the Company accounted for its stock options granted subsequent to December 31, 1994 under the fair value method.

For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands, except per share data):

	2002	2001	2000

Net income, as reported	$21,616	$19,882	$23,445
Pro forma compensation expense, net of tax	(2,736)	(3,228)	(982)

Pro forma net income	$18,880	$16,654	$22,463

Pro forma net income per share:
Basic	$0.87	$0.77	$1.07
Diluted	$0.86	$0.75	$1.01

Forward Air Corporation

Notes to Consolidated Financial Statements (continued)

1. Accounting Policies (continued)

Recently Issued Accounting Pronouncements

SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, issued in December 2002, which amends SFAS No. 123, Accounting for Stock-Based Compensation, provides an alternative method of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition provisions of SFAS No. 148 are effective for financial reports containing financial statements for years ending after December 15, 2002, while certain additional disclosure requirements of SFAS No. 148 are effective for interim periods beginning after December 15, 2002. The Company has elected to account for its stock-based compensation plans under the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and does not utilize the fair value method. However, the Company has adopted the disclosure requirements of SFAS No. 123 and has adopted the additional disclosure requirements as specified in SFAS No. 148 in fiscal 2002.

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, issued in June 2002, requires that a liability for the cost associated with an exit or disposal activity be recognized when the liability is incurred. SFAS No. 146 also establishes that fair value is the objective for initial measurement of the liability. The provisions of this Statement are effective for exit or disposal activities that are initiated after December 31, 2002. The Company expects that the adoption of SFAS No. 146 during 2003 will not materially impact the Company’s financial position and results of operations.

SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections , issued in April 2002, among other things, rescinds SFAS No. 4 which required material gains and losses from extinguishment of debt to be classified as an extraordinary item, net of related income tax effect. SFAS No. 145 requires that extinguishment gains or losses be classified as ordinary gains and losses, and that all such gains or losses in prior periods be reclassified to ordinary gains and losses in comparative financial statements. SFAS No. 145, which applies to all entities, is effective for fiscal years beginning after May 15, 2002. The Company adopted SFAS No. 145 as of January 1, 2002. Accordingly, the loss on the early extinguishment of the Columbus Hub facility capital lease of $456,000 for the year ended December 31, 2002 is included in other expense in the consolidated statements of income.

SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, issued in October 2001, addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144, which applies to all entities, is effective for fiscal years

Forward Air Corporation

Notes to Consolidated Financial Statements (continued)

1. Accounting Policies (continued)

beginning after December 15, 2001. The adoption of SFAS No. 144 had no impact on the Company’s financial position or results of operations.

SFAS No. 143, Accounting for Asset Retirement Obligations, issued in June 2001, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and for the associated retirement costs. SFAS No. 143, which applies to all entities that have a legal obligation associated with the retirement of tangible long-lived assets, is effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 is not expected to have a material impact on the Company’s financial position or results of operations.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the 2002 presentation. These reclassifications had no effect on net income as previously reported.

2. Acquisition of Businesses

In January 2001, the Company acquired certain assets of Expedited Delivery Services, Inc. (“Expedited”), a deferred air freight contractor to the air cargo industry based in Dallas, Texas. The Company paid approximately $3.0 million in cash for certain assets of Expedited, including approximately $1.0 million of capitalized direct and/or out-of-pocket costs related to the acquisition. The acquisition was accounted for as a purchase and, prior to the adoption of SFAS No. 142, the excess cost over fair value of the net assets acquired was amortized on a straight-line basis over a fifteen-year period. The purchase price resulted in an allocation of $3.0 million to goodwill. Unamortized goodwill at December 31, 2002 and 2001 related to the Expedited acquisition was $2.8 million.

In December 2000, the Company acquired the assets of Dedicated Transportation Services, Inc. (“DTSI”), a deferred air freight contractor to the air cargo industry based in Santa Ana, California. The Company paid approximately $10.8 million in cash for certain assets of DTSI (including approximately $700,000 of capitalized direct and/or out-of-pocket costs related to the acquisition), which included accounts receivable, net of estimated costs to collect such receivables, in the amount of approximately $5.4 million. The acquisition was accounted for as a purchase and, prior to the adoption of SFAS No. 142, the excess cost over fair value of the net assets acquired was amortized on a straight-line basis over a fifteen-year period. The allocation of the purchase price resulted in an allocation of $5.1 million to goodwill. Unamortized goodwill at December 31, 2002 and 2001 related to the DTSI acquisition was $4.8 million. The Company also entered into non-compete agreements with the former owners of DTSI, which provide for a

Forward Air Corporation

Notes to Consolidated Financial Statements (continued)

2. Acquisition of Businesses (continued)

total of $500,000 to be paid annually by the Company over a three-year period. Non-compete agreements are being amortized over the terms of the agreements.

The gross carrying amount of the non-compete agreements was $1.8 million at December 31, 2002 and 2001, respectively, and accumulated amortization was $1.3 million and $800,000 at December 31, 2002 and 2001, respectively. The amortization expense related to the non-compete agreements for the years ended December 31, 2002, 2001 and 2000 was $453,000, $572,000 and $252,000, respectively. The estimated future amortization is $453,000 for 2003.

The results of operations for the acquired businesses are included in the consolidated statements of income from the respective acquisition dates forward. The Company did not include a pro forma disclosure with respect to its acquisitions as the pro forma amounts would not differ materially from the historical amounts.

3. Investments

The following is a summary of available-for-sale securities at December 31, 2002 and 2001 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value

December 31, 2002
Available-for-sale securities	$20,289	$9	$24	$20,274
December 31, 2001
Available-for-sale securities	$23,559	$57	$9	$23,607

The gross realized gains on sales of available-for-sale securities totaled $-0- and $5,000 and the gross realized losses totaled $-0- and $8,000 in 2002 and 2001, respectively. The net adjustment to unrealized holding (loss) or gain on available-for-sale securities included in other comprehensive income totaled $(38,000) and $29,000 in 2002 and 2001, respectively. Realized gains and losses are recorded based on the specific identification of securities sold. The Company had no investments in securities available for sale prior to 2001.

The net carrying value and estimated fair value of debt securities at December 31, 2002, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

Forward Air Corporation

Notes to Consolidated Financial Statements (continued)

3. Investments (continued)

	Cost	Fair Value

Debt securities:
Due within one year	$20,289	$20,274
Due after one year through three years	—	—
Due after three years	—	—

Total debt securities with contractual maturities	$20,289	$20,274

4. Long-Term Debt

Long-term debt consists of the following:

	December 31

	2002	2001

	(In thousands)
Line of credit	$—	$—
Non-compete obligations	443	895

	443	895
Less current portion	443	452

Total long-term debt	$—	$443

The Company has a $20.0 million unsecured working capital line of credit facility with a Tennessee bank which expires in April 2004. Interest rates for advances under the facility vary from LIBOR plus 1.0% to 1.9% based upon covenants related to total indebtedness and cash flows, (2.4% and 3.3% at December 31, 2002 and 2001, respectively). The agreement, among other things, requires the maintenance of certain levels of net worth and other financial ratios and places certain restrictions on the Company’s ability to pay dividends. At December 31, 2002, the Company had $-0- outstanding under the line and had utilized $4.0 million of availability for outstanding letters of credit.

Maturities of long-term debt are as follows (in thousands):

2003	443

Total	$443

Interest payments during 2002, 2001 and 2000 were $342,000, $454,000 and $409,000, respectively, of which $-0-, $123,000 and $301,000 were capitalized, respectively.

Forward Air Corporation

Notes to Consolidated Financial Statements (continued)

5. Shareholders’ Equity and Stock Options

Preferred Stock — The Board of Directors is authorized to issue, at its discretion, up to 5.0 million shares of preferred stock, par value $.01. The terms and conditions of the preferred shares are to be determined by the Board of Directors. No shares have been issued to date.

Common Stock Splits — On January 10, 2000, the Board of Directors approved a three-for-two split of the common shares which was distributed on January 28, 2000 to shareholders of record as of January 21, 2000. Common stock issued and additional paid-in capital have been restated to reflect the split for all years presented. All common share and per share data included in the consolidated financial statements and notes thereto have been restated to give effect to the stock split.

Repurchase of Common Stock — On July 25, 2002, the Company announced that its Board of Directors approved a stock repurchase program for up to 2,000,000 shares of the Company’s common stock. The Company expects to fund the repurchases of its common stock from its cash and cash equivalents and available-for-sale securities and cash generated from operating activities. As of December 31, 2002, the Company had repurchased 629,000 shares of the Company’s common stock for $12.1 million for an average purchase price of $19.20 per share.

Employee Stock Option and Incentive Plan — The Company follows APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its employee stock options. Under Opinion No. 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

At December 31, 1998, the Company had reserved 3.0 million shares of common stock under the 1992 Amended and Restated Stock Option and Incentive Plan (the “1992 Plan”). In February 1999, the Company reserved an additional 1.5 million common shares under the 1999 Stock Option and Incentive Plan, resulting in a total of 4.5 million shares being reserved under the Plans. Options issued under the Plans have eight to ten year terms and vest over a four to five year period. As of November 12, 2002, no additional options may be granted under the 1992 Plan resulting in the cancellation of 38,000 options available for grant under the 1992 Plan.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, Accounting for Stock Based Compensation, which also requires that the information be determined as if the Company has accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2002, 2001 and 2000, respectively: risk-free interest rates of 4.6%, 4.7% and

Forward Air Corporation

Notes to Consolidated Financial Statements (continued)

5. Shareholders’ Equity and Stock Options (continued)

6.5%; dividend rate of zero; volatility factors of the expected market price of the common stock of 0.7, 0.5 and 0.7; and a weighted-average expected life of the option of seven years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. Refer to Note 1 for the pro forma disclosures under SFAS No. 123.

A summary of the Company’s employee stock option activity and related information for the years ended December 31 follows:

	2002		2001		2000

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
	(000)	Price	(000)	Price	(000)	Price

Outstanding — beginning of year	1,386	$18	1,264	$9	1,682	$6
Granted/converted	52	29	541	31	198	27
Exercised	(217)	7	(320)	6	(573)	5
Forfeited	(158)	29	(99)	16	(43)	11

Outstanding — end of year	1,063	$19	1,386	$18	1,264	$9

Exercisable at end of year	475	$14	354	$8	357	$5

Options available for grant	404		336		778

Weighted-average fair value of options granted during the year	$17.10		$17.95		$19.69

The following table summarizes information about stock options outstanding as of December 31, 2002:

	Number	Weighted-Average	Weighted-	Number
Range of Exercise	Outstanding	Remaining	Average Exercise	Exercisable	Weighted-Average
Price	(000)	Contractual Life	Price	(000)	Exercise Price

$2.66 - 7.42	466	5.6 years	$6.21	308	$5.87
7.43 - 26.69	330	8.2 years	24.74	104	25.07
26.70 - 37.41	267	8.3 years	34.64	63	35.12

$2.66 - 37.41	1,063	7.1 years	$19.09	475	$13.97

Forward Air Corporation

Notes to Consolidated Financial Statements (continued)

5. Shareholders’ Equity and Stock Options (continued)

Non-Employee Director Options — In May 2002 and 2001, July 2000 and May 2000, options to purchase 22,500, 22,500, 7,500 and 15,000 shares of common stock, respectively, were granted to the non-employee directors of the Company at option prices of $29.40, $38.13, $36.38 and $33.75 per share, respectively.

The options have terms of ten years and are exercisable in installments which vest over two-year periods from the date of grant. At December 31, 2002, 315,000 options are outstanding and will expire in May 2005 through May 2012, unless a non-employee director resigns or is not re-elected, in which event the options expire 90 days after the option holder is no longer a non-employee director.

Employee Stock Purchase Plan — The Company implemented an employee stock purchase plan effective January 1, 1996 at which time participating employees became entitled to purchase common stock through payroll deduction of up to 10% of the employee’s annual compensation. The issue price of the common stock is equal to the lesser of (1) 85% of market price on the first trading day of the semi-annual option period or (2) 85% of market price on the last trading day of the semi-annual option period. The Company has reserved 900,000 shares of common stock for issuance pursuant to the plan. At December 31, 2002, approximately 95,000 shares had been issued under the Plan.

Earnings Per Share — The following table sets forth the computation of basic and diluted income per share (in thousands, except per share data):

	2002	2001	2000

Numerator:
Numerator for basic and diluted income per share:
Net income	$21,616	$19,882	$23,445

Denominator:
Denominator for basic income per share-weighted-average shares	21,603	21,547	21,074
Effect of dilutive stock options	467	701	1,161

Denominator for diluted income per share-adjusted weighted-average shares	22,070	22,248	22,235

Basic net income per share	$1.00	$0.92	$1.11

Diluted net income per share	$0.98	$0.89	$1.05

Forward Air Corporation

Notes to Consolidated Financial Statements (continued)

5. Shareholders’ Equity and Stock Options (continued)

The number of options that could potentially dilute basic earnings per share in the future, but that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented, were 466,000, 344,000 and 7,000 in 2002, 2001 and 2000, respectively.

6. Income Taxes

The provision for income taxes consists of the following:

	2002	2001	2000

		(In thousands)
Current:
Federal	$11,073	$10,799	$10,392
State	1,409	1,356	1,343

	12,482	12,155	11,735
Deferred:
Federal	54	239	2,592
State	6	(72)	195

	60	167	2,787

	$12,542	$12,322	$14,522

     In addition to the provision for income taxes included in the accompanying statements of income, a deferred tax benefit of $18,000 and a deferred tax provision of $19,000 are included in other comprehensive income (loss) for the years ended December 31, 2002 and 2001, respectively.

     The historical income tax expense differs from the amounts computed by applying the federal statutory rate of 35% to income before income taxes as follows:

	2002	2001	2000

	(In thousands)
Tax expense at the statutory rate	$11,955	$11,271	$13,288
State income taxes, net of federal benefit	920	835	1,000
Meals and entertainment	172	193	357
Penalties	26	37	—
Tax-exempt interest income	(325)	(265)	(123)
Other	(206)	251	—

	$12,542	$12,322	$14,522

Forward Air Corporation

Notes to Consolidated Financial Statements (continued)

6. Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31

	2002	2001

	(In thousands)
Deferred tax assets:
Accrued expenses	$1,752	$2,264
Allowance for doubtful accounts	487	401

Total deferred tax assets	2,239	2,665
Deferred tax liabilities:
Tax over book depreciation	4,850	4,440
Research and development expenses	1,920	2,416
Prepaid expenses deductible when paid	332	466
Capital lease	—	13
Other	559	710

Total deferred tax liabilities	7,661	8,045

Net deferred tax liabilities	$(5,422)	$(5,380)

The balance sheet classification of deferred income taxes is as follows:

	December 31

	2002	2001

	(In thousands)
Current assets	$2,118	$2,233
Noncurrent liabilities	(7,540)	(7,613)

	$(5,422)	$(5,380)

Total income tax payments, net of refunds, during fiscal 2002, 2001 and 2000 were $12.8 million, $8.8 million and $12.3 million, respectively.

Forward Air Corporation

Notes to Consolidated Financial Statements (continued)

7. Leases

In September 2000, the Company entered into an agreement with the Rickenbacker Port Authority (“Rickenbacker”) to lease a building located near the Company’s Columbus hub facility in Columbus, Ohio. At the inception of the lease, the Company made a $2.0 million loan to Rickenbacker. The lease agreement has a ten year initial term, with two five-year renewal options. The present value of the future minimum lease payments of $1.0 million (at December 31, 2002) is included in capital lease obligations in the accompanying consolidated balance sheet. Because the lease met the criteria for classification as a capital lease, the leased building was recorded in property and equipment at $3.0 million (which represents the present value of minimum lease payments, including the $2.0 million initial payment), as it is less than the fair value at the inception date. The building is being depreciated over the initial lease term, which is less than the estimated useful life of the building.

SFAS No. 13, Accounting for Leases, requires that a lease meet one or more of four specified criteria in order to be classified as a capital lease. With respect to the Rickenbacker lease, it was classified as a capital lease since the present value of the minimum lease payments, including the initial $2.0 million payment, exceeded 90% of the fair value of the property at lease inception.

Prior to December 1, 2002, the Company had a capital lease agreement (with a bargain purchase option) extending to 2008 with the Director of Development of the State of Ohio for its main terminal facility located in Columbus, Ohio. The amounts due under the lease were included in capital lease obligations. The Company was responsible for all taxes, assessments and other costs of ownership under the lease agreement. The lease also required, among other things, restrictions on the payment of dividends and the maintenance of certain levels of net worth and other financial ratios. The assets were being amortized over the estimated useful lives of the assets under the assumption that the bargain purchase option would be exercised.

On October 25, 2002, the Company elected the early extinguishment of the obligation associated with the lease agreement on the Columbus hub facility and to exercise the related purchase option. As of the date of extinguishment, the outstanding capital lease obligation was approximately $3.4 million. With pre-payment penalties, the total amount required in satisfaction of the obligation and of the purchase option was approximately $3.9 million, resulting in a loss of approximately $456,000 from early extinguishment. This loss is included in other income, net in the accompanying 2002 consolidated statements of income.

Forward Air Corporation

Notes to Consolidated Financial Statements (continued)

7. Leases (continued)

Property and equipment include the following amounts for leases that have been capitalized:

	December 31

	2002	2001

	(In thousands)
Land	$—	$2,605
Buildings	3,015	6,687
Equipment	—	2,417

	3,015	11,709
Less accumulated amortization	355	3,610

	$2,660	$8,099

Amortization of assets under capital leases is included in depreciation and amortization expense.

The Company leases certain facilities under noncancellable operating leases that expire in various years through 2008. Certain of these leases may be renewed for periods varying from one to ten years.

Sublease rental income, including amounts from related parties (see Note 8) was $562,000, $800,000 and $465,000 in 2002, 2001 and 2000, respectively, and was included in operating revenue in the accompanying consolidated statements of income. The Company expects to receive aggregate future minimum rental payments under noncancelable subleases of approximately $380,000.

Future minimum rental payments under capital leases and noncancellable operating leases with initial or remaining terms in excess of one year consisted of the following at December 31, 2002:

	Capital Leases	Operating Leases

Fiscal Year	(In thousands)

2003	$84	$11,348
2004	84	8,453
2005	93	5,267
2006	89	3,353
2007	89	1,771
Thereafter	1,128	385

Total minimum lease payments	1,567	$30,577

Amounts representing interest	(605)

Present value of net minimum lease payments (including current portion of $27)	$962

Forward Air Corporation

Notes to Consolidated Financial Statements (continued)

8. Transactions With Related Parties

Transactions with Landair Corporation

On July 9, 1998, the Board of Directors of the Company authorized the separation of the Company into two publicly-held corporations (the “Spin-off”), one owning and operating the deferred air freight operations (which continued to be listed as Forward Air) and the other owning and operating the truckload operations (which became Landair Corporation (“Landair”)). The Spin-off was effected on September 23, 1998, through the distribution to shareholders of the Company of all of the outstanding shares of common stock of Landair, on a pro rata basis. Both companies continue to share the same majority shareholder, Scott M. Niswonger, who also serves as the Chairman and Chief Executive Officer of both companies. The companies also share the same Senior Vice President and General Counsel.

During 2002, 2001 and 2000, the Company provided various operational and administrative services to Landair. During 2002, the Company substantially reduced the amount of services it provided. The Company charged Landair $0.2 million, $0.7 million and $1.5 million, respectively, during the years ended December 31, 2002, 2001 and 2000 for these services. These amounts have been included as a reduction of salaries, wages and employee benefits in the accompanying consolidated statements of income. Landair provided various operational and administrative services to the Company and charged it $40,000, $104,000 and $230,000, respectively, during the years ended December 31, 2002, 2001 and 2000 for these services. These charges have been included in salaries, wages and employee benefits in the accompanying consolidated statements of income.

The Company purchased $1.6 million, $1.7 million and $2.2 million of truckload transportation services from Landair in 2002, 2001 and 2000, respectively, which are included in purchased transportation in the accompanying consolidated statements of income.

Landair shares certain facilities leased by the Company, and has been allocated a portion of the rent expense related thereto. The Company had a sublease with Landair pursuant to which the Company sublet to Landair a portion of the headquarters of the Company in Greeneville, Tennessee that is leased from the Greeneville-Greene County Airport Authority. The Company subleases the terminal facilities to Landair for consideration based upon the cost of such facilities to the Company and an agreed-upon percentage of usage. Sublease rental income charged to Landair in 2002, 2001 and 2000 was $79,000, $37,000 and $37,000, respectively. These amounts are included in sublease rental income disclosed in Note 7.

Transactions With Sky Night, LLC

The Company purchases air transportation services from Sky Night, LLC (“Sky Night”), a limited liability corporation owned by the Company’s Chairman and Chief Executive Officer. The air

Forward Air Corporation

Notes to Consolidated Financial Statements (continued)

8. Transactions With Related Parties (continued)

charter expense totaled $264,000, $269,000 and $185,000 in 2002, 2001 and 2000, respectively, and is included in other operating expenses in the accompanying consolidated statements of income. In addition, the Company paid salaries and benefits of $-0-, $104,000 and $130,000 for two pilots of the limited liability corporation during 2002, 2001 and 2000, respectively.

During 2001, the Company entered into an agreement to sublease hangar space at its Greeneville, Tennessee headquarters to Sky Night. The initial term of the sublease was for 12 months, with a one-year renewal option, and the monthly rental rate was determined based on market prices for similar spaces in the area. During 2002, Sky Night exercised its one year renewal option on the space. Sublease rental income charged to Sky Night in 2002 and 2001 was $35,000 and $17,000, respectively.

9. Commitments and Contingencies

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

Atlanta Terminal Condemnation

The Company operates terminals in Atlanta, Georgia, one of which is located at the Atlanta Hartsfield International Airport (“Hartsfield Airport”). The Company used part of the terminal for its own operations and leased the remainder of the facility to third parties and collected rent income. During July 2002, the City of Atlanta notified the Company that the land was to be condemned as a result of runway expansions at the Hartsfield Airport. The Company maintained

Forward Air Corporation

Notes to Consolidated Financial Statements (continued)

9. Commitments and Contingencies (continued)

ownership of the property through October 2, 2002, upon which date the Company began paying rent to the City of Atlanta for the continued use of the terminal. On October 2, 2002, the City of Atlanta obtained title to the property and placed $2.6 million into escrow for payment to the Company for the purchase price of the property. The carrying value on October 2, 2002 was approximately $2.25 million. The Company is protesting the purchase price (but not the transfer of title) and seeks additional consideration from the City of Atlanta to increase the purchase price on the land and terminal. The Company recorded the sale of the terminal property in the fourth quarter, upon transfer of title, and recorded a gain for the excess of the purchase price that is assured (the $2.6 million in escrow) over the net book value. If the Company is ultimately successful at obtaining an increase in the purchase price, the additional gain will be recorded when that additional amount is realized. The gain resulting from the taking of the terminal property of approximately $350,000 is included in other income, net on the accompanying 2002 consolidated statements of income.

The Company continues to service Atlanta area freight needs through its other Atlanta terminal and through continued, though temporary, use of the condemned terminal.

Litigation Against U.S. Xpress

In conjunction with the Company’s acquisition of DTSI in December 2000, the Company alleged that U.S. Xpress Enterprises, Inc. (“U.S. Xpress”) illegally interfered with the delivery of DTSI freight and gained illegal access to certain of the Company’s trade secrets. The Company brought legal action against U.S. Xpress for these allegations. During the fourth quarter of 2002, the Company reached a settlement agreement with U.S. Xpress whereby U.S. Xpress agreed to pay the Company $1.3 million. This gain is reflected in other income, net on the accompanying 2002 consolidated statements of income.

10. Employee Benefit Plan

The Company has a retirement savings plan (the “401(k) Plan”). The 401(k) Plan is a defined contribution plan whereby employees who have completed ninety days of service, a minimum of 1,000 hours of service and are age 21 or older are eligible to participate. The 401(k) Plan allows eligible employees to make contributions of 2% to 15% of their annual compensation. Employer contributions are made at 25% during 2002, 2001 and 2000 of the employee’s contribution up to a maximum of 6% for all periods presented of total annual compensation.

Employer contributions vest 20% after two years of service and continue vesting 20% per year until fully vested. The Company’s matching contribution included in income from continuing operations for 2002, 2001 and 2000 was approximately $170,000, $191,000 and $190,000, respectively.

Forward Air Corporation

Notes to Consolidated Financial Statements (continued)

11. Financial Instruments

Off Balance Sheet Risk

At December 31, 2002, the Company had letters of credit outstanding totaling $4.0 million, all of which guarantee obligations carried on the balance sheet.

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

Investments: The carrying amount reported in the balance sheet for available-for-sale investments is equivalent to fair value.

Accounts receivable and accounts payable: The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair value.

Long- and short-term debt: The carrying amounts of the Company’s borrowings under its revolving credit arrangement approximate fair value. The fair value of the Company’s long-term debt and capital lease obligations is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements.

Forward Air Corporation

Notes to Consolidated Financial Statements (continued)

12. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2002 and 2001:

	2002

	March 31	June 30	September 30	December 31

	(In thousands, except per share data)
Operating revenue	$52,898	$56,355	$57,447	$59,372
Income from operations	7,790	8,492	7,214	9,241
Net income	4,897	5,349	4,560	6,810
Net income per share:
Basic	$0.23	$0.25	$0.21	$0.32
Diluted	$0.22	0.24	$0.21	$0.31

	2001

	March 31	June 30	September 30	December 31

	(In thousands, except per share data)
Operating revenue	$60,723	$56,965	$53,357	$56,455
Income from operations	9,796	8,056	6,523	7,283
Net income	6,165	5,018	4,127	4,572
Net income per share:
Basic	$0.29	$0.23	$0.19	$0.21
Diluted	$0.28	$0.23	$0.19	$0.21

The following items were recognized during the fourth quarter of 2002: (1) The Company realized a $1.3 million gain from the settlement of a legal action with U.S. Xpress (see Note 9). (2) The Company recognized a loss of approximately $456,000 on the early extinguishment of a capital lease obligation (see Note 7). (3) The Company realized a gain on the condemnation and related sale of the Atlanta terminal facility of approximately $350,000 (see Note 9). (4) The Company realized a favorable premium adjustment related to its retrospective insurance policies resulting in a reduction of accrued premiums of approximately $1.3 million.

Forward Air Corporation

Schedule II — Valuation and Qualifying Accounts

Col. A	Col. B	Col. C		Col. D		Col. E

		Additions

		(1)	(2)
		Charged	Charged
	Balance at	to Costs	to Other			Balance at
	Beginning	and	Accounts-	Deductions-		End of
Description	of Period	Expenses	Describe	Describe		Period

	(In thousands)
Year ended December 31, 2002:
Allowance for doubtful accounts	$749	$835	$—	$686	(2)	$898
Allowance for revenue adjustments(1)	318	1,821	—	1,741	(3)	398

	1,067	2,656	—	2,427		1,296
Year ended December 31, 2001:
Allowance for doubtful accounts	$866	$892	$—	$1,009	(2)	$749
Allowance for revenue adjustments(1)	318	1,601	—	1,601	(3)	318

	1,184	2,493	—	2,610		1,067
Year ended December 31, 2000:
Allowance for doubtful accounts	$595	$433	$—	$162	(2)	$866
Allowance for revenue adjustments(1)	323	1,258	—	1,263	(3)	318

	918	1,691	—	1,425		1,184

(1)	Represents an allowance for adjustments to accounts receivable due to disputed rates, accessorial charges and other aspects of previously billed shipments.

(2)	Uncollectible accounts written off, net of recoveries.

(3)	Adjustments to billed accounts receivable.

S-1

EXHIBIT INDEX

Exhibit No.			Exhibit No. in
Under			Document Where
Item 601 of			Incorporated by
Regulation S-K			Reference

2.1(e)	—	Distribution Agreement between the Registrant and Landair Corporation	2.1
3.1(h)	—	Restated Charter of the registrant	3
3.2(e)	—	Bylaws of the registrant, as amended	3.1
4.1(b)	—	Form of Landair Services, Inc. Common Stock Certificate	4.1
4.2(e)	—	Form of Forward Air Corporation Common Stock Certificate	4.1
4.3(h)	—	Rights Agreement, dated May 18, 1999, between the registrant and SunTrust Bank, Atlanta, N.A., including the Form of Rights Certificate (Exhibit A) and the Form of Summary of Rights (Exhibit B)	4
10.1(d)	—	Registrant’s Restated Employee Stock Purchase Plan	10
10.2(c)	—	Registrant’s Amended and Restated Stock Option and Incentive Plan*	10.1
10.3(b)	—	Lease Agreement, dated July 27, 1981, between the Greeneville-Greene County Airport Authority and General Aviation of Tennessee, Inc., as assumed by the registrant by agreement, dated May 10, 1988	10.18
10.4(b)	—	Assignment, Assumption and Release Agreement, dated May 10, 1988, between Greeneville-Greene County Airport, General Aviation, Inc., and the registrant	10.19

Exhibit No.			Exhibit No. in
Under			Document Where
Item 601 of			Incorporated by
Regulation S-K			Reference

10.5(e)	—	Air Carrier Certificate, effective September 9, 1993, reissued September 21, 1998	10.4
10.6(c)	—	Registrant’s Non-Employee Director Stock Option Plan*	10.2
10.7(e)	—	Transition Services Agreement between the registrant and Landair Corporation	10.1
10.8(e)	—	Tax Sharing Agreement between the registrant and Landair Corporation	10.3
10.9(e)	—	Amended and Restated Loan and Security Agreement, dated as of September 10, 1998, between First Tennessee Bank National Association and the registrant	10.5
10.10(n)	—	Modification Agreement (to Amended and Restated Loan and Security Agreement), dated as of June 18, 2002, among the registrant, First Tennessee Bank National Association, FAF, Inc., Forward Air, Inc. and Transportation Properties, Inc.	10.1
10.11(f)	—	Employment Agreement between the registrant and Bruce A. Campbell*	10.16
10.12(g)	—	1999 Stock Option and Incentive Plan*	10.1
10.13(i)	—	Cash Incentive Plan*	10.19
10.14(j)	—	First Amendment to the Transition Services Agreement, dated as of February 4, 2000, between the registrant and Landair Corporation	10.1
10.15(k)	—	Non-Qualified Stock Option Agreement dated August 21, 2000 between the registrant and Ray A. Mundy*	10.1
10.16(m)	—	Forward Air Corporation Section 125 Plan	10.18

Exhibit No.			Exhibit No. in
Under			Document Where
Item 601 of			Incorporated by
Regulation S-K			Reference

10.17(m)	—	Second Amendment to the Transition Services Agreement, dated as of December 31, 2001, between Landair Corporation and the registrant	10.19
21.1(l)	—	Subsidiaries of the registrant	21.1
23.1(a)	—	Consent of Ernst & Young LLP	—

     (a)  Filed herewith.

     (b)  Filed as an exhibit to the registrant’s Registration Statement of Form S-1, filed with the Commission on September 27, 1993.

     (c)  Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995, filed with the Commission on August 14, 1995.

     (d)  Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995, filed with the Commission on November 14, 1995.

     (e)  Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the Commission on November 16, 1998.

     (f)  Filed as an exhibit to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1998, filed with the Commission on March 11, 1999.

     (g)  Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, filed with the Commission on May 17, 1999.

     (h)  Filed as an exhibit to the registrant’s Current Report on Form 8-K filed with the Commission on May 28, 1999.

     (i)  Filed as an exhibit to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999, filed with the Commission on March 7, 2000.

     (j)  Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2000, filed with the Commission on May 5, 2000.

     (k)  Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, filed with the Commission on November 6, 2000.

     (l)  Filed as an exhibit to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Commission on April 2, 2001.

     (m)  Filed as an exhibit to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the Commission on March 15, 2002.

     (n)  Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, filed with the Commission on August 14, 2002.

*	Management contract or compensatory plan or arrangement.