Form 10-Q
period 2003-03-31
FORWARD AIR CORP
filed 2003-04-29
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2003
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

YES   ☒    NO   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES   ☒    NO   ☐

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of April 24, 2003 was 21,241,863.

Forward Air Corporation

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Forward Air Corporation

Condensed Consolidated Balance Sheets

	March 31, 2003	December 31, 2002

	(Unaudited)	(Note 1)
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$50,827	$33,642
Short-term investments	8,271	20,274
Accounts receivable, less allowance of $1,319 in 2003 and $1,296 in 2002	30,187	28,838
Other current assets	6,082	6,020

Total current assets	95,367	88,774
Property and equipment	69,369	68,819
Less accumulated depreciation and amortization	(33,306)	(31,646)

	36,063	37,173
Other assets	19,451	19,564

Total assets	$150,881	$145,511

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,951	$6,695
Accrued expenses	11,647	11,525
Current portion of long-term debt	325	443
Current portion of capital lease obligations	27	27

Total current liabilities	17,950	18,690
Long-term debt, less current portion	—	—
Capital lease obligations, less current portion	928	935
Deferred income taxes	8,035	7,540
Shareholders’ equity:
Preferred stock	—	—
Common stock, $.01 par value:
Authorized shares - 50,000,000 Issued and outstanding shares - 21,238,113 in 2003 and 21,218,046 in 2002	212	212
Additional paid-in capital	34,160	33,983
Accumulated other comprehensive income (loss)	1	(9)
Retained earnings	89,595	84,160

Total shareholders’ equity	123,968	118,346

Total liabilities and shareholders’ equity	$150,881	$145,511

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation

Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended

	March 31, 2003	March 31, 2002

	(In thousands, except per share data)

Operating revenue	$56,646	$52,898
Operating expenses:
Purchased transportation	23,957	22,364
Salaries, wages and employee benefits	12,998	11,956
Operating leases	3,086	3,011
Depreciation and amortization	1,777	1,886
Insurance and claims	1,324	1,345
Other operating expenses	4,933	4,546

	48,075	45,108

Income from operations	8,571	7,790
Other income (expense):
Interest expense	(21)	(102)
Other, net	146	210

	125	108

Income before income taxes	8,696	7,898
Income taxes	3,261	3,001

Net income	$5,435	$4,897

Income per share:
Basic	$0.26	$0.23

Diluted	$0.25	$0.22

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended

	March 31, 2003	March 31, 2002

	(In thousands)
Operating activities:
Net income	$5,435	$4,897
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,777	1,886
Loss on sale of property and equipment	—	72
Deferred income taxes	495	431
Changes in operating assets and liabilities:
Accounts receivable	(1,349)	37
Inventories	62	(55)
Prepaid expenses and other assets	(269)	497
Accounts payable and accrued expenses	(622)	(1,771)
Income taxes	174	387

Net cash provided by operating activities	5,703	6,381
Investing activities:
Proceeds from disposal of property and equipment	—	30
Purchases of property and equipment	(550)	(699)
Proceeds from sales or maturities of available-for-sale securities	14,014	385
Purchases of available-for-sale securities	(2,000)	(2,385)
Other	(4)	4

Net cash provided by (used in) investing activities	11,460	(2,665)
Financing activities:
Payments of long-term debt	(118)	(110)
Payments of capital lease obligations	(7)	(98)
Proceeds from exercise of stock options	147	834

Net cash provided by financing activities	22	626

Net increase in cash and cash equivalents	17,185	4,342
Cash and cash equivalents at beginning of period	33,642	19,364

Cash and cash equivalents at end of period	$50,827	$23,706

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)
March 31, 2003

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Forward Air Corporation Annual Report on Form 10-K for the year ended December 31, 2002.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the financial information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

2. Comprehensive Income

Comprehensive income includes any changes in the equity of the Company from transactions and other events and circumstances from non-owner sources. Comprehensive income for the quarter ended March 31, 2003 and 2002 was $5.4 million and $4.9 million, respectively, which includes $10,000 in unrealized gains and $3,000 in unrealized losses, respectively, on available-for-sale securities.

3. Employee Stock Options

The Company grants options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the grant date. The Company accounts for employee stock option grants using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants. The Company adopted the disclosure option of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which requires that the information be determined as if the Company accounted for its stock options granted subsequent to December 31, 1994 under the fair value method.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

3. Employee Stock Options (continued)

For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands, except per share data):

	Three months ended

	March 31, 2003	March 31, 2002

Net income, as reported	$5,435	$4,897
Pro forma compensation expense, net of tax	1,079	806

Pro forma net income	$4,356	$4,091

As reported net income per share:
Basic	$0.26	$0.23
Diluted	$0.25	$0.22
Pro forma net income per share:
Basic	$0.21	$0.19
Diluted	$0.20	$0.18

4. Net Income Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended

	March 31, 2003	March 31, 2002

Numerator:
Numerator for basic and diluted income per share — net income	$5,435	$4,897
Denominator:
Denominator for basic income per share — weighted-average shares	21,227	21,686
Effect of dilutive stock options	368	598

Denominator for diluted income per share — adjusted weighted-average shares	21,595	22,284

Basic income per share	$0.26	$0.23

Diluted income per share	$0.25	$0.22

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

5. Income Taxes

For the three months ended March 31, 2003, the effective income tax rate varied from the statutory federal income tax rate of 35% primarily as a result of the effect of state income taxes, net of the federal benefit, and permanent differences.

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

7. Impact of Recently Issued Accounting Standards

SFAS No. 148 issued in December 2002, which amends SFAS No. 123, Accounting for Stock-Based Compensation, provides an alternative method of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation and amends the disclosure requirements of SFAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition provisions of SFAS No. 148 are effective for financial reports containing financial statements for years ending after December 15, 2002, while certain additional disclosure requirements of SFAS No. 148 are effective for interim periods beginning after December 15, 2002. The Company has elected to account for its stock-based compensation plans under the intrinsic value-based method of accounting prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees, and does not utilize the fair value method. However, the Company has adopted the disclosure requirements of SFAS No. 123 and has adopted the additional disclosure requirements as specified in SFAS No. 148 in fiscal 2002.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

7. Impact of Recently Issued Accounting Standards (continued)

SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, issued in June 2002, requires that a liability for a cost associated with an exit or disposed activity be recognized when the liability is incurred. SFAS No. 146 also establishes that fair value is the objective for initial measurement of liability. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. There was no impact for the quarter and the Company does not expect the adoption of SFAS No. 146 to materially impact the Company’s financial position and results of operations.

SFAS No. 145, Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections, issued in April 2002, among other things, rescinds SFAS No. 4 which required material gains and losses from extinguishment of debt to be classified as an extraordinary item, net of related income tax effect. SFAS No. 145 requires that extinguishment of gains or losses be classified as ordinary gains and losses and that all such gains and losses in prior periods be reclassified to ordinary gains and losses in comparative financial statements. SFAS No. 145, which applies to all entities, is effective for fiscal years beginning after May 15, 2002. The Company early adopted SFAS No. 145 as of January 1, 2002. There was no impact on the Company’s comparative financial statements for the quarter.

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

Results of Operations

The following table shows the percentage relationship of expense items to operating revenue for the periods indicated.

	Three months ended

	March 31, 2003	March 31, 2002

Operating revenue	100.0%	100.0%
Operating expenses:
Purchased transportation	42.3	42.3
Salaries, wages and employee benefits	23.0	22.6
Operating leases	5.5	5.7
Depreciation and amortization	3.1	3.6
Insurance and claims	2.3	2.5
Other operating expenses	8.7	8.6

	84.9	85.3
Income from operations	15.1	14.7
Other income (expense):
Interest expense	(0.0)	(0.2)
Other, net	0.3	0.4

	0.3	0.2

Income before income taxes	15.4	14.9
Income taxes	5.8	5.7

Net income	9.6%	9.2%

Three Months Ended March 31, 2003 compared to Three Months Ended March 31, 2002

Operating revenue increased by $3.7 million, or 7.1%, to $56.6 million in the first quarter of 2003 from $52.9 million in the same period of 2002. This increase resulted from an increase in traditional linehaul revenue of $3.1 million to $48.7 million, an increase in logistics revenue of $0.5 million to $4.5 million and an increase in other accessorial revenue of $0.1 million to $3.4 million. Traditional linehaul revenue was impacted by an increase in average weekly tonnage of 7.4% and a 0.6% decrease in average revenue per pound versus the first quarter of 2002.

Purchased transportation represented 42.3% of operating revenue in the first quarter of 2003 compared to 42.3% in the same period of 2002. For the first quarter of 2003, traditional linehaul and logistics purchased transportation costs represented 40.3% and 71.8%, respectively, of operating revenue versus 41.5% and 63.3%, respectively, during the same period in 2002.

Salaries, wages and employee benefits were 23.0% of operating revenue in the first quarter of 2003 compared to 22.6% for the same period of 2002. The increase in salaries, wages and employee benefits as a percentage of operating revenue was attributed to a 0.3% increase in salaries and wages and a 0.1% increase in worker’s compensation insurance and expenses.

Operating leases, the largest component of which is facility rent, were 5.5% of operating revenue in the first quarter of 2003 compared to 5.7% in the same period of 2002. The decrease in operating leases as a percentage of operating revenue between periods was primarily attributable to an increase in operating revenue as the actual dollar amount for operating leases remained essentially unchanged.

Depreciation and amortization expense as a percentage of operating revenue was 3.1% in the first quarter of 2003, compared to 3.6% in the same period of 2002. The decrease in depreciation and amortization expense as a percentage of operating revenue was primarily attributable to an increase in operating revenue as the actual dollar amount was down slightly as a result of a decrease in depreciation expense from certain assets becoming fully depreciated.

Insurance and claims were 2.3% of operating revenue in the first quarter of 2003, compared to 2.5% in the same period of 2002. The decrease in insurance and claims as a percentage of operating revenue resulted, in part, from a 0.2% decrease in claims expenses versus 2002.

Other operating expenses were 8.7% of operating revenue in the first quarter of 2003 compared to 8.6% in the same period of 2002. The increase in other operating expenses as a percentage of operating revenue was attributable to a 0.3% increase in miscellaneous operating expenses, including increases in equipment repair and maintenance and owner-operator recruiting and retention, which was offset, in part, by a 0.1% decrease in communication and utility expenses and a 0.1% decrease in taxes and license fees.

Income from operations increased by $0.8 million, or 10.3%, to $8.6 million for the first quarter of 2003 compared with $7.8 million for the same period in 2002. The increase in income from operations was primarily a result of the increase in operating revenue which was offset by an increase in operating costs associated with operating the network.

Interest expense was $21,000, or 0.0% of operating revenue, in the first quarter of 2003, compared with $102,000, or 0.2%, for the same period in 2002. The decrease in interest expense was attributed to lower average net borrowings during the period.

Other income, net was $146,000, or 0.3% of operating revenue, in the first quarter of 2003, compared to $210,000, or 0.4%, for the same period in 2002. The decrease in other income, net resulted from lower interest income attributed to lower yields on higher balances in both cash and cash equivalents and available-for-sale securities during the first quarter of 2002.

The combined federal and state effective tax rate for the first quarter of 2003 was 37.5% compared to a rate of 38.0% for the same period in 2002, primarily as a result of tax planning strategies at the state level. The Company expects its effective tax rate to be 37.5% for all of 2003.

As a result of the foregoing factors, net income increased by $0.5 million, or 10.2%, to $5.4 million for the first quarter of 2003, compared to $4.9 million for the same period in 2002.

Liquidity and Capital Resources

The Company has historically financed its working capital needs, including capital purchases, with cash flows from operations and borrowings under the Company’s bank lines of credit. Net cash provided by operating activities totaled approximately $5.7 million for the three months ended March 31, 2003, compared with $6.4 million in the same period of 2002.

Net cash provided by investing activities was approximately $11.5 million for the three months ended March 31, 2003 compared with $2.7 million used in investing activities in the same period of 2002. Investing activities consisted primarily of the purchase and sale or maturities of available-for-sale securities and the purchase of operating equipment and management information systems during the three months ended March 31, 2003.

Net cash provided by financing activities totaled approximately $22,000 for the three months ended March 31, 2003 compared with approximately $0.6 million for the same period of 2002. Financing activities included the repayment of long-term debt and capital leases, proceeds received from the exercise of stock options and repurchases of the Company’s common stock.

The Company’s credit facility consists of a working capital line of credit. As long as the Company complies with the financial covenants and ratios, the credit facility permits it to borrow up to $20.0 million less the amount of any outstanding letters of credit. Interest rates for advances under the facility vary based on how the Company’s performance measures against covenants related to total indebtedness, cash flows, results of operations and other ratios. The facility bears interest at LIBOR plus 1.0% to 1.9%, expires in April 2004 and is unsecured. At March 31, 2003, the Company had $-0- outstanding under the line of credit facility and had utilized $4.9 million of availability for outstanding letters of credit. The Company was in compliance with the financial covenants and ratios under the credit facility at March 31, 2003.

On July 25, 2002, the Company announced that its Board of Directors approved a stock repurchase program for up to 2,000,000 shares of the Company’s common stock. The Company expects to fund the repurchases of its common stock from its cash and cash equivalents and available-for-sale securities and cash generated from operating activities. The Company did not repurchase any of its shares during the first quarter of 2003. Since inception, the Company has repurchased 629,000 shares of the Company’s common stock for $12.1 million for an average purchase price of $19.20 per share.

Management believes that its available cash, investments, expected cash generated from future operations and borrowings under available credit facilities will be sufficient to satisfy the Company’s anticipated cash needs for at least the next twelve months.

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

Item 3. Quantitative and Qualitative Disclosure of Market Risk

The Company’s exposure to market risk related to its remaining outstanding debt and available-for-sale securities is not significant and has not changed materially since December 31, 2002.

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

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(1)  Exhibits -

       Additional Exhibits.

In accordance with SEC Release No. 33-8212, Exhibits 99.1 and 99.2 are to be treated as “accompanying” this report rather than “filed” as part of the report.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Scott M. Niswonger, Chairman of the Board of Directors and Chief Executive Officer of Forward Air Corporation
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew C. Clarke, Chief Financial Officer, Senior Vice President and Treasurer of Forward Air Corporation

(2)  Reports on Form 8-K — None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Forward Air Corporation

Date: April 29, 2003	By:	/s/ Andrew C. Clarke

Andrew C. Clarke Chief Financial Officer and Senior Vice President

CERTIFICATIONS

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

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 29, 2003

By:	/s/ Scott M. Niswonger

Scott M. Niswonger Chairman and Chief Executive Officer

A signed original of this written statement required by Section 906 has been provided to Forward Air Corporation and will be retained by Forward Air Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

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

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: April 29, 2003

By:	/s/ Andrew C. Clarke

Andrew C. Clarke Chief Financial Officer, Senior Vice President and Treasurer

A signed original of this written statement required by Section 906 has been provided to Forward Air Corporation and will be retained by Forward Air Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

EXHIBIT INDEX

No.	Exhibit

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Scott M. Niswonger, Chairman of the Board of Directors and Chief Executive Officer of Forward Air Corporation
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew C. Clarke, Chief Financial Officer, Senior Vice President and Treasurer of Forward Air Corporation