Form 10-Q
period 2003-06-30
FORWARD AIR CORP
filed 2003-08-05
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2003
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

YES      ☒                                   NO      ☐

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of July 28, 2003 was 21,309,888.

Forward Air Corporation

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Forward Air Corporation

Condensed Consolidated Balance Sheets

	June 30, 2003	December 31, 2002

	(Unaudited)	(Note 1)
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$60,705	$33,642
Short-term investments	6,060	20,274
Accounts receivable, less allowance of $1,211 in 2003 and $1,296 in 2002	27,816	28,838
Other current assets	8,215	6,020

Total current assets	102,796	88,774
Property and equipment	70,808	68,819
Less accumulated depreciation and amortization	34,946	31,646

	35,862	37,173
Other assets	19,286	19,564

Total assets	$157,944	$145,511

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,372	$6,695
Accrued expenses	11,672	11,525
Current portion of long-term debt	205	443
Current portion of capital lease obligations	28	27

Total current liabilities	17,277	18,690
Capital lease obligations, less current portion	921	935
Deferred income taxes	8,629	7,540
Shareholders’ equity:
Preferred stock	—	—
Common stock, $.01 par value:
Authorized shares - 50,000,000 Issued and outstanding shares – 21,298,916 in 2003 and 21,218,046 in 2002	213	212
Additional paid-in capital	34,921	33,983
Accumulated other comprehensive income (loss)	38	(9)
Retained earnings	95,945	84,160

Total shareholders’ equity	131,117	118,346

Total liabilities and shareholders’ equity	$157,944	$145,511

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation

Condensed Consolidated Statements of Income

(Unaudited)

	Three months ended		Six months ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

	(In thousands, except per share data)
Operating revenue	$59,174	$56,355	$115,820	$109,252
Operating expenses:
Purchased transportation	24,698	24,418	48,655	46,783
Salaries, wages and employee benefits	13,424	12,226	26,422	24,181
Operating leases	3,289	2,977	6,375	5,989
Depreciation and amortization	1,775	1,881	3,552	3,766
Insurance and claims	1,308	1,445	2,632	2,790
Other operating expenses	4,663	4,916	9,596	9,461

	49,157	47,863	97,232	92,970

Income from operations	10,017	8,492	18,588	16,282
Other income (expense):
Interest expense	(18)	(94)	(39)	(196)
Other, net	161	229	307	439

	143	135	268	243

Income before income taxes	10,160	8,627	18,856	16,525
Income taxes	3,811	3,278	7,072	6,280

Net income	$6,349	$5,349	$11,784	$10,245

Income per share:
Basic	$0.30	$0.25	$0.55	$0.47

Diluted	$0.29	$0.24	$0.54	$0.46

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended

	June 30, 2003	June 30, 2002

	(In thousands)
Operating activities:
Net income	$11,784	$10,245
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,552	3,766
Loss on sale of property and equipment	38	45
Deferred income taxes	1,089	946
Changes in operating assets and liabilities:
Accounts receivable	1,022	189
Inventories	19	(19)
Prepaid expenses and other assets	(1,513)	(718)
Accounts payable and accrued expenses	(1,177)	(1,582)
Income taxes	(364)	(799)

Net cash provided by operating activities	14,450	12,073
Investing activities:
Proceeds from disposal of property and equipment	—	41
Purchases of property and equipment	(2,040)	(2,585)
Proceeds from sales or maturities of available-for-sale securities	17,260	1,454
Purchases of available-for-sale securities	(2,999)	(2,806)
Other	40	24

Net cash provided by (used in) investing activities	12,261	(3,872)
Financing activities:
Payments of long-term debt	(238)	(222)
Payments of capital lease obligations	(13)	(217)
Proceeds from exercise of stock options	508	924
Common stock issued under employee stock purchase plan	95	58

Net cash provided by financing activities	352	543

Net increase in cash and cash equivalents	27,063	8,744
Cash and cash equivalents at beginning of period	33,642	19,364

Cash and cash equivalents at end of period	$60,705	$28,108

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)
June 30, 2003

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Forward Air Corporation Annual Report on Form 10-K for the year ended December 31, 2002.

The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date, but does not include all of the financial information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

2. Employee Stock Options

The Company grants options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the grant date. The Company accounts for employee stock option grants using the intrinsic value method in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants. The Company follows the disclosure option of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which requires that the information be disclosed as if the Company accounted for its stock options granted subsequent to December 31, 1994 under the fair value method.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

2. Employee Stock Options (continued)

For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands, except per share data):

	Three months ended		Six months ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Net income, as reported	$6,349	$5,349	$11,784	$10,245
Pro forma compensation expense, net of tax	(676)	(378)	(1,755)	(1,184)

Pro forma net income	$5,673	$4,971	$10,029	$9,061

As reported net income per share:
Basic	$0.30	$0.25	$0.55	$0.47
Diluted	$0.29	$0.24	$0.54	$0.46
Pro forma net income per share
Basic	$0.27	$0.23	$0.47	$0.42
Diluted	$0.26	$0.22	$0.46	$0.41

3. Comprehensive Income

Comprehensive income includes any changes in the equity of the Company from transactions and other events and circumstances from non-owner sources. Comprehensive income for the quarter and six months ended June 30, 2003 was $6.4 million and $11.8 million, respectively, which includes $37,000 in unrealized gains and $47,000 in unrealized gains, respectively, on available-for-sale securities. Comprehensive income for the quarter and six months ended June 30, 2002 was $5.4 million and $10.3 million, respectively, which includes $39,000 in unrealized gains and $7,000 in unrealized gains, respectively, on available-for-sale securities.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

4. Net Income Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended		Six months ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Numerator:
Numerator for basic and diluted income per share — net income	$6,349	$5,349	$11,784	$10,245
Denominator:
Denominator for basic income per share — weighted-average shares	21,276	21,762	21,251	21,725
Effect of dilutive stock options	388	533	378	565

Denominator for diluted income per share — adjusted weighted-average shares	21,664	22,295	21,629	22,290

Basic income per share	$0.30	$0.25	$0.55	$0.47

Diluted income per share	$0.29	$0.24	$0.54	$0.46

5. Income Taxes

For the three and six months ended June 30, 2003 and 2002, the effective income tax rate varied from the statutory federal income tax rate of 35% primarily as a result of the effect of state income taxes, net of the federal benefit, and permanent differences.

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

6. Commitments and Contingencies (continued)

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

7. Impact of Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, sets forth criteria under which a company must consolidate certain variable interest entities. Interpretation No. 46 places increased emphasis on controlling financial interests when determining if a company should consolidate a variable interest entity. The Company will adopt the provisions of Interpretation No. 46 during the third quarter of fiscal 2003 and does not anticipate adoption to materially impact the Company’s consolidated financial statements.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, issued in May 2003, is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. The Company does not anticipate SFAS No. 150 will materially impact the Company’s financial position or results of operations.

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

Critical Accounting Policies

A summary of significant accounting policies is disclosed in Note 1 to the Consolidated Financial Statements included in the 2002 Annual Report on Form 10-K. Our critical accounting policies are further described under the caption “Discussion of Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2002 Annual Report on Form 10-K. There have been no changes in the nature of our critical accounting policies or the application of those policies since December 31, 2002.

Results of Operations

The following table shows the percentage relationship of expense items to operating revenue for the periods indicated.

	Three months ended		Six months ended

	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Operating revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Purchased transportation	41.7	43.3	42.0	42.8
Salaries, wages and employee benefits	22.7	21.7	22.8	22.1
Operating leases	5.6	5.3	5.5	5.5
Depreciation and amortization	3.0	3.3	3.1	3.4
Insurance and claims	2.2	2.6	2.3	2.6
Other operating expenses	7.9	8.7	8.3	8.7

	83.1	84.9	84.0	85.1
Income from operations	16.9	15.1	16.0	14.9
Other income (expense):
Interest expense	(0.0)	(0.2)	(0.0)	(0.2)
Other, net	0.3	0.4	0.3	0.4

	0.3	0.2	0.3	0.2

Income before income taxes	17.2	15.3	16.3	15.1
Income taxes	6.5	5.8	6.1	5.7

Net income	10.7%	9.5%	10.2%	9.4%

Three Months Ended June 30, 2003 compared to Three Months Ended June 30, 2002

Operating revenue increased by $2.8 million, or 5.0%, to $59.2 million in the second quarter of 2003 from $56.4 million in the same period of 2002. This increase resulted from an increase in traditional linehaul revenue of $2.2 million to $50.2 million, a decrease in logistics revenue of $0.1 million to $4.7 million and an increase in other accessorial revenue of $0.7 million to $4.3 million. Traditional linehaul revenue was impacted by an increase in average weekly tonnage of 1.0% and a 3.8% increase in average revenue per pound including the effect of fuel surcharge versus the second quarter of 2002.

Purchased transportation represented 41.7% of operating revenue in the second quarter of 2003 compared to 43.3% in the same period of 2002. For the second quarter of 2003, traditional linehaul and logistics purchased transportation costs represented 40.5% and 70.3%, respectively, of operating revenue versus 42.4% and 62.3%, respectively, during the same period in 2002.

Salaries, wages and employee benefits were 22.7% of operating revenue in the second quarter of 2003 compared to 21.7% for the same period of 2002. The increase in salaries, wages and employee benefits as a percentage of operating revenue was attributed to a 0.6% increase in salaries and wages, including incentives, and a 0.4% increase in worker’s compensation insurance and expenses.

Operating leases, the largest component of which is facility rent, were 5.6% of operating revenue in the second quarter of 2003 compared to 5.3% in the same period of 2002. The increase in operating leases as a percentage of operating revenue between periods was primarily attributable to an increase in facility rents and associated costs in connection with new leases and facilities in several key markets.

Depreciation and amortization expense as a percentage of operating revenue was 3.0% in the second quarter of 2003, compared to 3.3% in the same period of 2002. The decrease in depreciation and amortization expense as a percentage of operating revenue was primarily attributable to an increase in operating revenue and a decrease in depreciation expense from certain assets becoming fully depreciated.

Insurance and claims were 2.2% of operating revenue in the second quarter of 2003, compared to 2.6% in the same period of 2002. The decrease in insurance and claims as a percentage of operating revenue resulted, in part, from an increase in operating revenue during the quarter and a slight decrease in claims expenses versus 2002 which was offset, in part, by an increase in premiums during the quarter.

Other operating expenses were 7.9% of operating revenue in the second quarter of 2003 compared to 8.7% in the same period of 2002. The decrease in other operating expenses as a percentage of operating revenue was attributable to a 0.5% decrease in miscellaneous operating expenses, including a decrease in bad debt expense and a 0.1% decrease in communication and utility expenses.

Income from operations increased by $1.5 million, or 17.6%, to $10.0 million for the second quarter of 2003 compared with $8.5 million for the same period in 2002. The increase in income from operations was primarily a result of the increase in operating revenue, including fuel surcharge, which was offset by an increase in operating costs associated with operating the network.

Interest expense was $18,000, or less than 0.1% of operating revenue, in the second quarter of 2003, compared with $94,000, or 0.2%, for the same period in 2002. The decrease in interest expense was attributed to lower average net borrowings during the period.

Other income, net was $160,000, or 0.3% of operating revenue, in the second quarter of 2003, compared to $229,000, or 0.4%, for the same period in 2002. The decrease in other income, net resulted from lower interest income attributed to lower yields on higher balances in both cash and cash equivalents and available-for-sale securities during the second quarter of 2002.

The combined federal and state effective tax rate for the second quarter of 2003 was 37.5% compared to a rate of 38.0% for the same period in 2002, primarily as a result of tax planning strategies at the state level.

As a result of the foregoing factors, net income increased by $1.0 million, or 18.9%, to $6.3 million for the second quarter of 2003, compared to $5.3 million for the same period in 2002.

Six Months Ended June 30, 2003 compared to Six Months Ended June 30, 2002

Operating revenue increased by $6.5 million, or 5.9%, to $115.8 million in the first six months of 2003 from $109.3 million in the same period of 2002. This increase resulted from an increase in traditional linehaul revenue of $5.3 million to $98.7 million, an increase in logistics revenue of $0.4 million to $9.3 million and an increase in other accessorial revenue of $0.8 million to $7.8 million. Traditional linehaul revenue was impacted by an increase in average weekly tonnage of 4.1% and a 1.6% increase in average revenue per pound including the effect of fuel surcharge versus the first six months of 2002.

Purchased transportation represented 42.0% of operating revenue in the first six months of 2003 compared to 42.8% in the same period of 2002. For the first six months of 2003, traditional linehaul and logistics purchased transportation costs represented 40.4% and 71.0%, respectively, of operating revenue versus 42.0% and 62.8%, respectively, during the same period in 2002.

Salaries, wages and employee benefits were 22.8% of operating revenue in the first six months of 2003 compared to 22.1% for the same period of 2002. The increase in salaries, wages and employee benefits as a percentage of operating revenue was attributed to a 0.4% increase in salaries and wages, including incentives, and a 0.3% increase in worker’s compensation insurance and expenses.

Operating leases, the largest component of which is facility rent, were 5.5% of operating revenue in the first six months of 2003 compared to 5.5% in the same period of 2002. While operating leases as a percentage of operating revenue remained flat between periods, the dollar amount increased from an increase in facility rents and associated costs in connection with new leases and facilities in several key markets.

Depreciation and amortization expense as a percentage of operating revenue was 3.1% in the first six months of 2003, compared to 3.4% in the same period of 2002. The decrease in depreciation and amortization expense as a percentage of operating revenue was primarily attributable to an increase in operating revenue and a decrease in depreciation expense from certain assets becoming fully depreciated.

Insurance and claims were 2.3% of operating revenue in the first six months of 2003, compared to 2.6% in the same period of 2002. The decrease in insurance and claims as a percentage of operating revenue resulted, in part, from an increase in operating revenue during the period and a decrease in claims expenses versus 2002 which was offset by a slight increase in insurance premiums during the first six months.

Other operating expenses were 8.3% of operating revenue in the first six months of 2003 compared to 8.7% in the same period of 2002. The decrease in other operating expenses as a percentage of operating revenue was attributable to a 0.4% decrease in miscellaneous operating expenses, including a decrease in bad debt expense and a 0.1% decrease in communication and utility expenses which was offset by a 0.1% increase in equipment repair and maintenance.

Income from operations increased by $2.3 million, or 14.1%, to $18.6 million for the first six months of 2003 compared with $16.3 million for the same period in 2002. The increase in income from operations was primarily a result of the increase in operating revenue, including fuel surcharge, which was offset by an increase in operating costs associated with operating the network.

Interest expense was $39,000, or less than 0.1% of operating revenue, in the first six months of 2003, compared with $196,000, or 0.2%, for the same period in 2002. The decrease in interest expense was attributed to lower average net borrowings during the period.

Other income, net was $307,000, or 0.3% of operating revenue, in the first six months of 2003, compared to $439,000, or 0.4%, for the same period in 2002. The decrease in other income, net resulted from lower interest income attributed to lower yields on higher balances in both cash and cash equivalents and available-for-sale securities during the first six months of 2002.

The combined federal and state effective tax rate for the first six months of 2003 was 37.5% compared to a rate of 38.0% for the same period in 2002, primarily as a result of tax planning strategies at the state level.

As a result of the foregoing factors, net income increased by $1.6 million, or 15.7%, to $11.8 million for the first six months of 2003, compared to $10.2 million for the same period in 2002.

Liquidity and Capital Resources

The Company has historically financed its working capital needs, including capital purchases, with cash flows from operations and borrowings under the Company’s bank lines of credit. Net cash provided by operating activities totaled approximately $14.5 million for the six months ended June 30, 2003, compared with $12.1 million in the same period of 2002.

Net cash provided by investing activities was approximately $12.3 million for the six months ended June 30, 2003 compared with $3.9 million used in investing activities in the same period of 2002. Investing activities consisted primarily of the purchase and sale or maturities of available-for-sale securities and the purchase of operating equipment and management information systems during the six months ended June 30, 2003.

Net cash provided by financing activities totaled approximately $352,000 for the six months ended June 30, 2003 compared with approximately $543,000 for the same period of 2002. Financing activities included the repayment of long-term debt and capital leases, proceeds received from the exercise of stock options and common stock issued under the employee stock purchase plan.

The Company’s credit facility consists of a working capital line of credit. As long as the Company complies with the financial covenants and ratios, the credit facility permits it to borrow up to $20.0 million less the amount of any outstanding letters of credit. Interest rates for advances under the facility vary based on how the Company’s performance measures against covenants related to total indebtedness, cash flows, results of operations and other ratios. The facility bears interest at LIBOR plus 1.0% to 1.9%, expires in April 2004 and is unsecured. At June 30, 2003, the Company had $-0- outstanding under the line of credit facility and had utilized $4.9 million of availability for outstanding letters of credit. The Company was in compliance with the financial covenants and ratios under the credit facility at June 30, 2003.

On July 25, 2002, the Company announced that its Board of Directors approved a stock repurchase program for up to 2,000,000 shares of the Company’s common stock. The Company expects to fund the repurchases of its common stock from its cash and cash equivalents and available-for-sale securities and cash generated from operating activities. The Company did not repurchase any of its shares during the first or second quarter of 2003. Since inception, the Company has repurchased 629,000 shares of the Company’s common stock for $12.1 million for an average purchase price of $19.20 per share.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk related to debt and available-for-sale securities is not significant and has not changed materially since December 31, 2002.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2003, the principal executive officer and principal financial officer of the Company, under the supervision and with the participation of the Company’s management, have evaluated the disclosure controls and procedures of the Company as defined in Exchange Act Rule 13(a)-14(c) and have determined that such controls and procedures are effective.

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

Not Applicable

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Company was held on May 19, 2003 for the purpose of electing six directors. Shareholders elected each director nominee for a one-year term expiring at the 2004 annual meeting. The votes cast for each director were as follows:

	For	Withheld

Bruce A. Campbell	15,635,451	4,459,750
Andrew C. Clarke	19,818,912	276,289
James A. Cronin, III	19,914,123	181,078
Hon. Robert K. Gray	19,913,814	181,387
Ray A. Mundy	19,914,123	181,078
Scott M. Niswonger	14,044,211	6,050,990

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(1) Exhibits -

Additional Exhibits.

In accordance with SEC Release No. 33-8212, Exhibits 32.1 and 32.2 are to be treated as “accompanying” this report rather than “filed” as part of the report.

31.1	Certification Pursuant to 15 U.S.C. Section 10A, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Scott M. Niswonger, Chairman of the Board of Directors and Chief Executive Officer of Forward Air Corporation

31.2	Certification Pursuant to 15 U.S.C. Section 10A, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Andrew C. Clarke, Chief Financial Officer, Senior Vice President and Treasurer of Forward Air Corporation

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Scott M. Niswonger, Chairman of the Board of Directors and Chief Executive Officer of Forward Air Corporation

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew C. Clarke, Chief Financial Officer, Senior Vice President and Treasurer of Forward Air Corporation

(2)	Reports on Form 8-K – On April 23, 2003, the registrant reported on Form 8-K the issuance of a news release on April 23, 2003 with respect to the registrant’s results of operations and financial condition for the quarterly period ended March 31, 2003.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Forward Air Corporation

Date: August 5, 2003	By:	/s/ Andrew C. Clarke Andrew C. Clarke Chief Financial Officer and Senior Vice President

EXHIBIT INDEX

No.	Exhibit

31.1	Certification Pursuant to 15 U.S.C. Section 10A, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Scott M. Niswonger, Chairman of the Board of Directors and Chief Executive Officer of Forward Air Corporation

31.2	Certification Pursuant to 15 U.S.C. Section 10A, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Andrew C. Clarke, Chief Financial Officer, Senior Vice President and Treasurer of Forward Air Corporation

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Scott M. Niswonger, Chairman of the Board of Directors and Chief Executive Officer of Forward Air Corporation

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew C. Clarke, Chief Financial Officer, Senior Vice President and Treasurer of Forward Air Corporation