Form 10-Q
period 2003-09-30
FORWARD AIR CORP
filed 2003-10-28
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2003
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

YES ☒ NO

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of October 22, 2003 was 21,439,190.

Forward Air Corporation

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Forward Air Corporation
Condensed Consolidated Balance Sheets

	September 30, 2003	December 31, 2002

	(Unaudited)	(Note 1)

	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$73,660	$33,642
Short-term investments	3,000	20,274
Accounts receivable, less allowance of $1,246 in 2003 and $1,296 in 2002	29,951	28,838
Other current assets	6,601	6,020

Total current assets	113,212	88,774
Property and equipment	70,032	68,819
Less accumulated depreciation and amortization	35,728	31,646

	34,304	37,173
Other assets	19,121	19,564

Total assets	$166,637	$145,511

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,587	$6,695
Accrued expenses	12,475	11,525
Current portion of long-term debt	83	443
Current portion of capital lease obligations	28	27

Total current liabilities	18,173	18,690
Capital lease obligations, less current portion	914	935
Deferred income taxes	9,176	7,540
Shareholders’ equity:
Preferred stock	—	—
Common stock, $.01 par value:
Authorized shares - 50,000,000
Issued and outstanding shares – 21,427,940 in 2003 and 21,218,046 in 2002	214	212
Additional paid-in capital	35,886	33,983
Accumulated other comprehensive income (loss)	1	(9)
Retained earnings	102,273	84,160

Total shareholders’ equity	138,374	118,346

Total liabilities and shareholders’ equity	$166,637	$145,511

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation

Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended		Nine months ended

	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

	(In thousands, except per share data)
Operating revenue	$60,513	$57,447	$176,333	$166,699
Operating expenses:
Purchased transportation	25,519	25,712	74,174	72,494
Salaries, wages and employee benefits	13,464	12,992	39,886	37,173
Operating leases	3,250	3,002	9,625	8,991
Depreciation and amortization	1,888	1,849	5,440	5,615
Insurance and claims	1,508	1,327	4,140	4,117
Other operating expenses	4,865	5,351	14,461	14,813

	50,494	50,233	147,726	143,203

Income from operations	10,019	7,214	28,607	23,496
Other income (expense):
Interest expense	(17)	(90)	(56)	(286)
Other, net	124	231	431	670

	107	141	375	384

Income before income taxes	10,126	7,355	28,982	23,880
Income taxes	3,797	2,795	10,869	9,074

Net income	$6,329	$4,560	$18,113	$14,806

Income per share:
Basic	$0.30	$0.21	$0.85	$0.69

Diluted	$0.29	$0.21	$0.84	$0.67

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended

	September 30, 2003	September 30, 2002

	(In thousands)
Operating activities:
Net income	$18,113	$14,806
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,440	5,615
Loss on sale of property and equipment	166	43
Deferred income taxes	1,636	1,333
Changes in operating assets and liabilities:
Accounts receivable	(1,113)	915
Inventories	(13)	16
Prepaid expenses and other assets	(992)	(77)
Accounts payable and accrued expenses	(158)	2,116
Income taxes	424	(1,121)
Tax benefit of stock options exercised	441	783

Net cash provided by operating activities	23,944	24,429
Investing activities:
Proceeds from disposal of property and equipment	138	80
Purchases of property and equipment	(2,515)	(3,618)
Proceeds from sales or maturities of available-for-sale securities	20,283	5,832
Purchases of available-for-sale securities	(2,999)	(5,806)
Other	83	113

Net cash provided by (used in) investing activities	14,990	(3,399)
Financing activities:
Payments of long-term debt	(360)	(336)
Payments of capital lease obligations	(20)	(336)
Proceeds from exercise of stock options	1,365	926
Repurchase of common stock	—	(7,181)
Common stock issued under employee stock purchase plan	99	58

Net cash provided by (used in) financing activities	1,084	(6,869)

Net increase in cash and cash equivalents	40,018	14,161
Cash and cash equivalents at beginning of period	33,642	19,364

Cash and cash equivalents at end of period	$73,660	$33,525

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2003

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the consolidated financial statements and footnotes thereto included in the Forward Air Corporation Annual Report on Form 10-K for the year ended December 31, 2002.

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

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

2. Employee Stock Options (continued)

For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands, except per share data):

	Three months ended		Nine months ended

	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Net income, as reported	$6,329	$4,560	$18,113	$14,806
Pro forma compensation expense, net of tax	604	716	2,359	1,900

Pro forma net income	$5,725	$3,844	$15,754	$12,906

As reported net income per share:
Basic	$0.30	$0.21	$0.85	$0.69
Diluted	$0.29	$0.21	$0.84	$0.67
Pro forma net income per share:
Basic	$0.27	$0.18	$0.74	$0.60
Diluted	$0.26	$0.17	$0.73	$0.58

3. Comprehensive Income

Comprehensive income includes any changes in the equity of the Company from transactions and other events and circumstances from non-owner sources. Comprehensive income for the quarter and nine months ended September 30, 2003 was $6.3 million and $18.1 million, respectively, which includes $37,000 in unrealized losses and $10,000 in unrealized gains, respectively, on available-for-sale securities. Comprehensive income for the quarter and nine months ended September 30, 2002 was $4.5 million and $14.8 million, respectively, which includes $50,000 and $43,000, respectively, in unrealized losses on available-for-sale securities.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

4. Net Income Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended		Nine months ended

	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Numerator:
Numerator for basic and diluted income per share — net income	$6,329	$4,560	$18,113	$14,806
Denominator:
Denominator for basic income per share — weighted-average shares	21,341	21,669	21,279	21,595
Effect of dilutive stock options	441	415	392	626

Denominator for diluted income per share — adjusted weighted-average shares	21,782	22,084	21,671	22,221

Basic income per share	$0.30	$0.21	$0.85	$0.69

Diluted income per share	$0.29	$0.21	$0.84	$0.67

5. Income Taxes

For the three and nine months ended September 30, 2003 and 2002, the effective income tax rate varied from the statutory federal income tax rate of 35% primarily as a result of the effect of state income taxes, net of the federal benefit, and permanent differences.

6. Commitments and Contingencies

The primary claims in the Company’s business are workers’ compensation, property damage, auto liability and medical benefits. Most of the Company’s insurance coverage provides for self-insurance retention levels with primary and excess coverage which management believes is sufficient to adequately protect the Company from catastrophic claims. In the opinion of management, adequate provision has been made for all incurred claims up to the self-insured retention limits, including provision for estimated claims incurred but not reported.

The Company estimates its self-insurance retention loss exposure by evaluating the merits and circumstances surrounding individual known claims, and by performing hindsight analysis to

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

6. Commitments and Contingencies (continued)

determine an estimate of probable losses on claims incurred but not reported. Such losses could be realized immediately as the events underlying the claims have already occurred as of the balance sheet dates.

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

7. Impact of Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, sets forth criteria under which a company must consolidate certain variable interest entities. Interpretation No. 46 places increased emphasis on controlling financial interests when determining if a company should consolidate a variable interest entity. The Company will adopt the provisions of Interpretation No. 46 during the fourth quarter of fiscal 2003 as a result of the FASB deferring the effective date of FIN 46 for variable interests held by public companies that were acquired prior to February 1, 2003. The Company does not anticipate adoption to materially impact the consolidated financial statements.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, issued in May 2003, is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Adoption of SFAS No. 150 has not had an impact the Company’s financial position or results of operations.

8. Subsequent Event

     On October 27, 2003, the Board of Directors of Forward Air named Bruce A. Campbell as President and Chief Executive Officer of the Company. Mr. Campbell replaced Company founder Scott M. Niswonger who will remain as non-executive Chairman of the Board of Directors.

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

Results of Operations

The following table shows the percentage relationship of expense items to operating revenue for the periods indicated. In the accompanying discussion, all percentage figures are percent of operating revenue with the exception of revenue growth rates.

	Three months ended		Nine months ended

	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002

Operating revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Purchased transportation	42.2	44.8	42.1	43.5
Salaries, wages and employee benefits	22.2	22.6	22.6	22.3
Operating leases	5.4	5.2	5.5	5.4
Depreciation and amortization	3.1	3.2	3.1	3.3
Insurance and claims	2.5	2.3	2.3	2.5
Other operating expenses	8.0	9.3	8.2	8.9

	83.4	87.4	83.8	85.9
Income from operations	16.6	12.6	16.2	14.1
Other income (expense):
Interest expense	—	(0.2)	—	(0.2)
Other, net	0.2	0.4	0.2	0.4

	0.2	0.2	0.2	0.2

Income before income taxes	16.8	12.8	16.4	14.3
Income taxes	6.3	4.9	6.1	5.4

Net income	10.5%	7.9%	10.3%	8.9%

Three Months Ended September 30, 2003 compared to Three Months Ended September 30, 2002

Operating revenue increased by $3.1 million, or 5.4%, to $60.5 million in the third quarter of 2003 from $57.4 million in the same period of 2002. This increase resulted from an increase in traditional linehaul revenue of $2.6 million to $51.4 million, a decrease in logistics revenue of $0.3 million to $4.8 million and an increase in other accessorial revenue, including warehousing services and terminal handling revenue, of $0.8 million to $4.3 million. Traditional linehaul revenue was impacted by a decrease in average weekly tonnage of 0.3% and a 5.7% increase in average revenue per pound including the effect of fuel surcharge versus the third quarter of 2002.

Purchased transportation represented 42.2% of operating revenue in the third quarter of 2003 compared to 44.8% in the same period of 2002. The decrease in purchased transportation as a percent of operating revenue was primarily the result of the Company’s ability to increase the revenue of freight transported, driven by an increase in revenue per pound, in the traditional linehaul network with only a slight increase in the dollar amount spent to operate the network. Partially offsetting this decrease was an increase in the purchased transportation costs associated with logistics revenue driven by higher per mile charges by non-owner-operator carriers. For the third quarter of 2003, traditional linehaul and logistics purchased transportation costs represented 41.2% and 69.5%, respectively, of operating revenue versus 43.2% and 68.2%, respectively, during the same period in 2002.

Salaries, wages and employee benefits were 22.2% of operating revenue in the third quarter of 2003 compared to 22.6% for the same period of 2002. The decrease in salaries, wages and employee benefits as a percentage of operating revenue was primarily attributed to a year over year improvement in revenue per pound which provided for more revenue with less tonnage, a primary driver of cargo handling expenses, in this quarter versus 2002. A 0.7% decrease in salaries and wages, including incentives, was offset in part by a 0.3% increase in worker’s compensation insurance and expenses.

Operating leases, the largest component of which is facility rent, were 5.4% of operating revenue in the third quarter of 2003 compared to 5.2% in the same period of 2002. The increase in operating leases as a percentage of operating revenue between periods was primarily attributable to an increase in facility rents and associated costs in connection with new leases and facilities in several key markets.

Depreciation and amortization expense as a percentage of operating revenue was 3.1% in the third quarter of 2003, compared to 3.2% in the same period of 2002. The decrease in depreciation and amortization expense as a percentage of operating revenue was primarily attributable to an increase in operating revenue and a decrease in depreciation expense from certain assets becoming fully depreciated.

Insurance and claims were 2.5% of operating revenue in the third quarter of 2003, compared to 2.3% in the same period of 2002. The increase in insurance and claims as a percentage of operating revenue resulted from an 0.3% increase in claims expense which was offset by a 0.1% decrease in premiums during the quarter versus 2002.

Other operating expenses were 8.0% of operating revenue in the third quarter of 2003 compared to 9.3% in the same period of 2002. The decrease in other operating expenses as a percentage of operating revenue was attributable to a 0.7% decrease in miscellaneous operating expenses, including a decrease in bad debt expense and a 0.5% decrease in fuel expense.

Income from operations increased by $2.8 million, or 38.9%, to $10.0 million for the third quarter of 2003 compared with $7.2 million for the same period in 2002. The increase in income from operations was primarily a result of the increase in operating revenue, including fuel surcharge, which was offset by a slight increase in operating costs associated with operating the network.

Interest expense was $17,000, or less than 0.1% of operating revenue, in the third quarter of 2003, compared with $90,000, or 0.2%, for the same period in 2002. The decrease in interest expense was attributed to lower average net borrowings during the period.

Other income, net was $124,000, or 0.2% of operating revenue, in the third quarter of 2003, compared to $231,000, or 0.4%, for the same period in 2002. The decrease in other income, net resulted from lower interest income attributed to lower yields on higher balances in both cash and cash equivalents and available-for-sale securities during the third quarter of 2002.

The combined federal and state effective tax rate for the third quarter of 2003 was 37.5% compared to a rate of 38.0% for the same period in 2002, primarily as a result of tax planning strategies at the state level.

As a result of the foregoing factors, net income increased by $1.7 million, or 37.0%, to $6.3 million for the third quarter of 2003, compared to $4.6 million for the same period in 2002.

Nine Months Ended September 30, 2003 compared to Nine Months Ended September 30, 2002

Operating revenue increased by $9.6 million, or 5.8%, to $176.3 million in the first nine months of 2003 from $166.7 million in the same period of 2002. This increase resulted from an increase in traditional linehaul revenue of $8.0 million to $150.2 million, an increase in logistics revenue of $0.2 million to $14.0 million and an increase in other accessorial revenue, including warehousing services and terminal handling revenue, of $1.4 million to $12.1 million. Traditional linehaul revenue was impacted by an increase in average weekly tonnage of 2.5% and a 3.0% increase in average revenue per pound including the effect of fuel surcharge versus the first nine months of 2002.

Purchased transportation represented 42.1% of operating revenue in the first nine months of 2003 compared to 43.5% in the same period of 2002. The decrease in purchased transportation as a percent of operating revenue was primarily the result of the Company’s ability to increase the revenue of freight transported, driven by an increase in revenue per pound, in the traditional linehaul network with only a slight increase in the dollar amount spent to operate the network.

Partially offsetting this decrease was an increase in the purchased transportation costs associated with logistics revenue driven by higher per mile charges by non-owner-operator carriers. For the first nine months of 2003, traditional linehaul and logistics purchased transportation costs represented 40.7% and 70.6%, respectively, of operating revenue versus 42.4% and 64.8%, respectively, during the same period in 2002.

Salaries, wages and employee benefits were 22.6% of operating revenue in the first nine months of 2003 compared to 22.3% for the same period of 2002. The increase in salaries, wages and employee benefits as a percentage of operating revenue was attributed to a 0.1% increase in salaries and wages, including incentives, and a 0.2% increase in worker’s compensation insurance and expenses.

Operating leases, the largest component of which is facility rent, were 5.5% of operating revenue in the first nine months of 2003 compared to 5.4% in the same period of 2002. Operating leases as a percentage of operating revenue increased as a result of an increase in facility rents and associated costs in connection with new leases and facilities in several key markets.

Depreciation and amortization expense as a percentage of operating revenue was 3.1% in the first nine months of 2003, compared to 3.3% in the same period of 2002. The decrease in depreciation and amortization expense as a percentage of operating revenue was primarily attributable to an increase in operating revenue and a decrease in depreciation expense from certain assets becoming fully depreciated.

Insurance and claims were 2.3% of operating revenue in the first nine months of 2003, compared to 2.5% in the same period of 2002. The decrease in insurance and claims as a percentage of operating revenue resulted, in part, from an increase in operating revenue during the period and a decrease in claims expenses versus 2002 which was offset by a slight increase in insurance premiums during the first nine months.

Other operating expenses were 8.2% of operating revenue in the first nine months of 2003 compared to 8.9% in the same period of 2002. The decrease in other operating expenses as a percentage of operating revenue was attributable to a 0.5% decrease in miscellaneous operating expenses, including a decrease in bad debt expense and a 0.2% decrease in fuel expense net of fuel surcharge which was offset by a 0.1% increase in equipment repair and maintenance.

Income from operations increased by $5.1 million, or 21.7%, to $28.6 million for the first nine months of 2003 compared with $23.5 million for the same period in 2002. The increase in income from operations was primarily a result of the increase in operating revenue, including fuel surcharge, which was offset by an increase in operating costs associated with operating the network.

Interest expense was $56,000, or less than 0.1% of operating revenue, in the first nine months of 2003, compared with $286,000, or 0.2%, for the same period in 2002. The decrease in interest expense was attributed to lower average net borrowings during the period.

Other income, net was $431,000, or 0.2% of operating revenue, in the first nine months of 2003, compared to $670,000, or 0.4%, for the same period in 2002. The decrease in other income, net resulted from lower interest income attributed to lower yields on higher balances in both cash and cash equivalents and available-for-sale securities during the first nine months of 2002.

The combined federal and state effective tax rate for the first nine months of 2003 was 37.5% compared to a rate of 38.0% for the same period in 2002, primarily as a result of tax planning strategies at the state level.

As a result of the foregoing factors, net income increased by $3.3 million, or 22.3%, to $18.1 million for the first nine months of 2003, compared to $14.8 million for the same period in 2002.

Liquidity and Capital Resources

The Company has historically financed its working capital needs, including capital purchases, with cash flows from operations and borrowings under the Company’s bank lines of credit. Net cash provided by operating activities totaled approximately $23.9 million for the nine months ended September 30, 2003, compared with $24.4 million in the same period of 2002.

Net cash provided by investing activities was approximately $15.0 million for the nine months ended September 30, 2003 compared with $3.4 million used in investing activities in the same period of 2002. Investing activities consisted primarily of the purchase and sale or maturities of available-for-sale securities and the purchase of operating equipment and management information systems during the nine months ended September 30, 2003.

Net cash provided by financing activities totaled approximately $1.1 million for the nine months ended September 30, 2003 compared with approximately $6.9 million used in financing activities for the same period of 2002. Financing activities included the repayment of long-term debt and capital leases, proceeds received from the exercise of stock options and common stock issued under the employee stock purchase plan. In 2002, the Company used $7.2 million to repurchase its common stock.

The Company’s credit facility consists of a working capital line of credit. As long as the Company complies with the financial covenants and ratios, the credit facility permits it to borrow up to $20.0 million less the amount of any outstanding letters of credit. Interest rates for advances under the facility vary based on how the Company’s performance measures against covenants related to total indebtedness, cash flows, results of operations and other ratios. The unsecured facility bears interest at LIBOR plus 1.0% to 1.9%, and was renewed during the third quarter of 2003 and expires in April 2005. At September 30, 2003, the Company had no borrowings outstanding under the line of credit facility and had utilized $3.7 million of availability for outstanding letters of credit. The Company was in compliance with the financial covenants and ratios under the credit facility at September 30, 2003.

On July 25, 2002, the Company announced that its Board of Directors approved a stock repurchase program for up to 2,000,000 shares of the Company’s common stock. The Company expects to fund the repurchases of its common stock from its cash and cash equivalents and available-for-sale securities and cash generated from operating activities. The Company did not repurchase any of its shares during the second or third quarter of 2003. Since inception, the Company has repurchased 629,000 shares of the Company’s common stock for $12.1 million for an average purchase price of $19.20 per share.

Management believes that its available cash, investments, expected cash generated from future operations and borrowings under available credit facilities will be sufficient to satisfy the Company’s anticipated cash needs for at least the next twelve months.

Forward-Looking Statements

This report contains statements with respect to the Company’s beliefs and expectations of the outcomes of future events that are forward-looking statements as defined in the Private Securities Litigation Reform Act of 1995. Written forward-looking statements may appear in documents filed with the Securities and Exchange Commission, in press releases and in reports to shareholders. Oral forward-looking statements may be made by the Company’s executive officers and directors on behalf of the Company to the press, potential investors, securities analysts and others. The Private Securities Litigation Reform Act of 1995 contains a safe harbor for forward-looking statements. The Company relies on this safe harbor in making such disclosures. In connection with this safe harbor provision, the Company is hereby identifying important factors that could cause actual results to differ materially from those contained in any forward-looking statement made by or on behalf of the Company in this press release. Without limitation, factors that might cause such a difference include economic factors such as recessions, inflation, higher interest rates and downturns in customer business cycles, the Company’s inability to maintain its historical growth rate because of a decreased volume of freight moving through the Company’s network or decreased average revenue per pound of freight moving through the network, increasing competition and pricing pressure, surplus inventories, loss of a major customer, the creditworthiness of the Company’s customers and their ability to pay for services rendered, the Company’s ability to secure terminal facilities in desirable locations at reasonable rates, the inability of the Company’s information systems to handle an increased volume of freight moving through its network, changes in fuel prices, claims for property damage, personal injuries or workers’ compensation, employment matters including rising health care costs, enforcement of and changes in governmental regulations, environmental and tax matters, the handling of hazardous materials, the availability and compensation of qualified independent owner-operators and freight handlers needed to serve the Company’s transportation needs and our inability to successfully integrate acquisitions. As a result of the foregoing, no assurance can be given as to future financial condition, cash flows, or results of operations. Forward-looking statements can be identified by words such as “expects,” “anticipates,” “intends,” “plans,” “believes,” “estimates,” “projects,” and similar expressions. The Company does not undertake any obligation to update or to release publicly any revisions to forward-looking statements contained in this report to reflect events or circumstances occurring after the date of this report or to reflect the occurrence of unanticipated events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The Company’s exposure to market risk related to debt and available-for-sale securities is not significant and has not changed materially since December 31, 2002.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2003, the principal executive officer and principal financial officer of the Company, under the supervision and with the participation of the Company’s management, have evaluated the disclosure controls and procedures of the Company as defined in Exchange Act Rule 13(a)-14(c) and have determined that such controls and procedures are effective.

Changes in Internal Controls

The evaluation referred to above did not identify any change in the Company’s internal control over financial reporting that occurred in the period covered by this report that has materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting.

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

31.1	Certification Pursuant to 15 U.S.C. Section 10A, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Bruce A. Campbell, President and Chief Executive Officer of Forward Air Corporation

31.2	Certification Pursuant to 15 U.S.C. Section 10A, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Andrew C. Clarke, Chief Financial Officer, Senior Vice President and Treasurer of Forward Air Corporation

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Bruce A. Campbell, President and Chief Executive Officer of Forward Air Corporation

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew C. Clarke, Chief Financial Officer, Senior Vice President and Treasurer of Forward Air Corporation

(2)	Reports on Form 8-K – None

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Forward Air Corporation

Date: October 27, 2003	By:	/s/ Andrew C. Clarke

Andrew C. Clarke Chief Financial Officer and Senior Vice President

EXHIBIT INDEX

No.	Exhibit

31.1	Certification Pursuant to 15 U.S.C. Section 10A, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Bruce A. Campbell, President and Chief Executive Officer of Forward Air Corporation

31.2	Certification Pursuant to 15 U.S.C. Section 10A, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Andrew C. Clarke, Chief Financial Officer, Senior Vice President and Treasurer of Forward Air Corporation

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Bruce A. Campbell, President and Chief Executive Officer of Forward Air Corporation

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew C. Clarke, Chief Financial Officer, Senior Vice President and Treasurer of Forward Air Corporation