Form 10-K
period 2003-12-31
FORWARD AIR CORP
filed 2004-03-11
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

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

Common Stock, $.01 par value
(Title of class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒ No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2003 was $445,092,853 based upon the $25.37 closing price of the stock on that date. For purposes of this computation, all directors and executive officers of the registrant are assumed to be affiliates. This assumption is not a conclusive determination for purposes other than this calculation.

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of February 29, 2004 was 21,520,650.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into Part III of this report. Such proxy statement will be filed with the Securities and Exchange Commission not later than 120 days subsequent to December 31, 2003.

Introductory Note

     This Annual Report on Form 10-K for the fiscal year ended December 31, 2003 (the “Form 10-K”) contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. Some forward-looking statements may be identified by use of such terms as “believes,” “anticipates,” “intends,” “plans,” “estimates,” “projects” or “expects.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The following is a list of factors, among others, that could cause actual results to differ materially from those contemplated by the forward-looking statements: economic factors such as recessions, inflation, higher interest rates and downturns in customer business cycles, our inability to maintain our historical growth rate because of a decreased volume of freight moving through our network or decreased average revenue per pound of freight moving through our network, increasing competition and pricing pressure, surplus inventories, loss of a major customer, the creditworthiness of our customers and their ability to pay for services rendered, our ability to secure terminal facilities in desirable locations at reasonable rates, the inability of our information systems to handle an increased volume of freight moving through our network, changes in fuel prices, claims for property damage, personal injuries or workers’ compensation, employment matters including rising health care costs, enforcement of and changes in governmental regulations, environmental and tax matters, the handling of hazardous materials, the availability and compensation of qualified independent owner-operators and freight handlers needed to serve our transportation needs and our inability to successfully integrate acquisitions. As a result of the foregoing, no assurance can be given as to future financial condition, cash flows or results of operations. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1. BUSINESS

     We are a leading provider of time definite surface transportation and related logistics services to the North American deferred air freight market. We offer our customers scheduled surface transportation of cargo as a cost effective, reliable alternative to air transportation. We transport cargo that must be delivered at a specific time, but is less time-sensitive than traditional air freight. This type of cargo is frequently referred to in the transportation industry as “deferred air freight.” We operate through a network of 80 terminals located on or near airports in the United States and Canada, including a central sorting facility in Columbus, Ohio and eight regional hubs serving key markets. Our typical shipment consists of a pallet load of freight, often consisting of electronics, telecommunications equipment, machine parts, trade show exhibit materials or medical equipment. During 2003, our average shipment weighed over 700 pounds. We utilize a flexible source of capacity made up of owner-operators and, to a lesser extent, other surface transportation providers. This results in a largely variable cost model, with low capital requirements.

     We also offer our customers a growing array of logistics services including: exclusive use vehicles (commonly referred to as truck brokerage); dedicated fleet; warehousing; customs brokerage; and shipment consolidation and handling. These services are critical to our air freight forwarder customers that do not provide logistics services themselves or that prefer to use one provider for all of their surface transportation needs. We manage all of the surface transportation and related logistics needs of two major international airlines from the time the freight arrives in the United States until it is delivered to its final destination.

     We market our services primarily to air freight forwarders, which are businesses that arrange transportation of cargo for third parties; integrated air cargo carriers; and passenger and cargo airlines. To serve this market, we offer customers a very high level of service with a focus on on-time, damage-free deliveries. We serve our customers by locating terminals on or near airports and maintaining regularly scheduled transportation service between major cities. We receive shipments at our terminals and transport them by truck to our central sorting facility or to one of our eight regional hubs, where they are unloaded, sorted and reloaded. After reloading the shipments, we deliver them to the terminals nearest their destinations. We ship freight directly between terminals when justified by the volume of shipments. During 2003, approximately 31% of the freight we handled was for overnight delivery, approximately 54% for delivery within two to three days and the balance for delivery in four to five days. We typically do not provide local pickup and delivery services and do not market our services directly to shippers. Because we do not place significant size or weight restrictions on shipments, we generally do not compete directly with integrated air cargo carriers such as United Parcel Service, Federal Express and DHL Worldwide in the overnight delivery of small parcels. In 2003, our five largest customers accounted for approximately 21% of our operating revenue and no single customer accounted for more than 5% of our operating revenue.

Our Industry

     As businesses minimize inventory levels, perform manufacturing and assembly operations in multiple locations and distribute their products through multiple channels, they more frequently require expedited delivery services. Expedited shipments are those shipments where the customer requires delivery the next day or within two to three days, usually at a specified time or within a specified time window. The Colography Group, Inc., an independent industry market research and consulting firm, estimated that the total U.S. expedited cargo market, including air and surface, would generate $81.4 billion in revenue in 2003. The U.S. domestic air freight market is estimated to be approximately $30.7 billion, or 37.7% of this market. Approximately $3.7 billion, or 11.9% of that market, is made up of heavyweight overnight and deferred air freight, representing the portion of the market within which we primarily compete.

     Shippers with expedited delivery requirements have four principal alternatives to transport freight: freight forwarders; integrated air cargo carriers; less-than-truckload carriers; and passenger and cargo airlines.

•	Freight forwarders obtain requests for shipments from customers, make arrangements for transportation of the cargo by a third party carrier and usually arrange for both delivery from the shipper to the carrier and from the carrier to the recipient by a third party.

•	Integrated air cargo carriers provide pick-up and delivery services primarily using their own fleet of trucks and provide transportation services generally using their own fleet of aircraft.

•	Less-than-truckload carriers also provide pick-up and delivery services through their own fleet of trucks. These carriers operate terminals where freight is unloaded, sorted and reloaded multiple times in a single shipment. This additional handling increases transit time, handling costs and the likelihood of cargo damage.

•	Passenger or cargo airlines provide airport-to-airport service, but have limited cargo space and generally accept only shipments weighing less than 150 pounds.

     Although expedited air freight is usually transported by aircraft, freight forwarders often elect to transport cargo by truck, especially for shipments requiring deferred delivery. Generally, the cost of shipping freight, especially heavy freight, by truck is substantially less than shipping by aircraft. We believe there are several trends that are increasing demand for lower-cost truck transportation of expedited air freight. These trends include:

•	Increased Outsourcing of Logistics Management to Third Party Logistics Providers. Air freight forwarders are playing an increasingly important role in logistics management. As the growing emphasis on just-in-time processes has added to the complexity of logistics management, companies are finding it more advantageous to outsource their logistics management functions to third parties. According to Armstrong and Associates, the United States third party logistics market grew at a compound annual rate of approximately 14% between 1997 and 2002. In contrast to integrated air cargo carriers and less-than-truckload carriers that are focused on utilizing their own fixed-cost assets, air freight forwarders can select from various transportation modes and suppliers to meet their customers’ shipping requirements, thereby serving their customers less expensively. In addition, air freight forwarders generally handle shipments of any size and offer customized shipping options, unlike integrated air cargo carriers and less-than-truckload carriers.

•	Integrated Air Cargo Carriers’ Focus on Overnight Freight. Integrated air cargo carriers that transport heavy freight are targeting their marketing efforts at higher yielding overnight freight to better utilize their high fixed-cost infrastructures. As a result, these carriers are outsourcing deferred freight to surface transportation providers like us.

•	Reduced Airline Cargo Capacity. Since the 1980’s, when the domestic airlines eliminated many of their all-cargo aircraft, growth in demand for air cargo services has generally outpaced the growth of aircraft cargo capacity. Airlines have decreased fleet sizes and are utilizing smaller aircraft, including more regional jets, in many markets. The short supply of air cargo space has resulted in increased demand for surface transportation of cargo.

Competitive Advantages

     We believe that the following competitive advantages are critical to our success as a leading provider of time definite surface transportation services and related logistics services to the deferred air freight market in North America:

•	Focus on the Deferred Air Freight Market. We focus on providing time definite surface transportation and related logistics services to the deferred air cargo industry. We believe that our focused approach has enabled us to provide a higher level of service in a more cost effective manner than our competitors.

•	Expansive Network of Terminals and Sorting Facilities. We have built a network of terminals and sorting facilities throughout the United States and Canada located on or near airports. We believe it would be difficult for a competitor to duplicate our network without the expertise and strategic facility locations we have acquired and without expending significant capital and management resources. Our network enables us to provide regularly scheduled service between most markets with low levels of freight damage or loss, all at rates generally significantly below air freight rates.

•	Concentrated Marketing Strategy. We provide our services mainly to air freight forwarders, integrated air cargo carriers, and passenger and cargo airlines rather than directly serving shippers. We do not place significant size or weight restrictions on shipments and, therefore, do not compete with overnight parcel delivery services such as United Parcel Service, Federal Express and DHL Worldwide. We believe that our customers prefer to purchase their transportation services from us because, among other reasons, we generally do not market our services to their shipper customers and, therefore, do not compete directly with them for customers.

•	Superior Service Offerings. Our published schedule for transit times with specific cut-off and arrival times generally provides our customers with the predictability they need. In addition, our network of terminals allows us to offer our customers later cut-off times, a higher percentage of direct shipments (which reduces damage and lost time caused by additional sorting and reloading) and shorter delivery times than most of our competitors.

•	Flexible Business Model. We purchase most of our transportation requirements from owner-operators or truckload carriers, rather than operating our own trucks. This allows us to respond quickly to changing demands and opportunities in our industry and generate higher returns on assets due to our low capital requirements.

•	Comprehensive Logistics Service Offerings. We offer an array of logistics services including: exclusive use vehicles (commonly referred to as truck brokerage), dedicated fleet, warehousing, customs brokerage and shipment consolidation and handling. These logistics services are an essential part of some customers’ transportation needs and are not offered by many of our competitors.

•	Leading Technology Platform. We are committed to using information technology to increase the volume of freight we can handle in our network, improve visibility of shipment information and reduce our operating costs. Our technology allows us to provide our customers with electronic bookings and real-time tracking and tracing of shipments throughout the transportation process, complete shipment history, proof of delivery, estimated charges and electronic bill presentment. Our Internet-based technology enables us to view the volume of shipments that will be moving through specific routes in our network at a given time so that we can better plan the staging of trailers for our outbound shipments. We continue to enhance our systems to permit us and our customers to access vital information through both the Internet and electronic data interchange.

Growth Strategy

     Our growth strategy is to take advantage of our competitive strengths in the deferred air freight market to increase our profits and returns to shareholders. Principal components of our growth strategy are to:

•	Increase Freight Volume from Existing Customers. Many of our customers currently use us for only a portion of their overall transportation needs. In addition, many of our air freight forwarder customers are growing rapidly, and we expect that they will have a greater need for our services as their businesses grow. We will continue to market directly to these customers to capture additional freight volume. We also believe that there is significant potential for increased freight volume from passenger and cargo airlines as well as from the integrated air cargo carriers.

•	Develop New Customers. We continue to actively market our services to potential new air freight forwarder customers. We believe air freight forwarders may move away from integrated air cargo carriers because those carriers charge higher rates and away from less-than-truckload carriers because those carriers provide less reliable service and compete for the same customers as do the air freight forwarders. In addition, we believe our comprehensive North American network and related logistics services are attractive to domestic and international airlines.

•	Improve Efficiency of Our Transportation Network. We constantly seek to improve the efficiency of our network without changing our infrastructure or incurring significant capital expenditures. Regional hubs and direct shuttles improve our efficiency by reducing the number of miles freight must be transported and reducing the number of times freight must be handled and sorted. As the volume of freight between key markets increases, we intend to continue to add direct shuttles.

•	Expand Logistics Services. We continue to expand our logistics services to increase revenue and improve utilization of our terminal facilities and labor force. Because of the timing of the arrival and departure of cargo, our facilities are underutilized during portions of the day, allowing us to add a number of logistics services without significantly increasing our costs. Therefore, we have added a number of services in the past few years, such as exclusive-use transportation services, dedicated fleet, warehousing, customs brokerage and shipment consolidation and handling services. These services directly benefit our existing customers and our ability to attract new customers, particularly those air freight forwarders that cannot justify providing the services directly. These services are not offered by many transportation providers with whom we compete and are attractive to customers who prefer to use one provider for all of their transportation needs.

•	Enhance Information Systems. We are committed to the continued enhancement of our information systems in ways that will continue to provide us with both competitive service advantages and increased productivity. We believe our enhanced systems assist us in capitalizing on new business opportunities with existing customers and developing relationships with new customers because of the customer friendly, cost saving features our system provides, including real-time tracking and tracing of shipments and electronic bill presentment.

•	Pursue Strategic Acquisitions. We intend to continue to evaluate acquisitions that can increase our penetration of a geographic area, add new customers or increase freight volume. In addition, we expect to explore acquisitions that may enable us to offer additional logistics services. Since our inception, we have acquired the assets of eight of our regional competitors that met one or more of these criteria.

Operations

     We receive freight from air freight forwarders, integrated air cargo carriers and passenger and cargo airlines at our terminals, which are located on or near airports in the United States and Canada. We consolidate and transport these shipments by truck through our network to our terminals nearest the ultimate destinations of the shipments. We operate regularly scheduled service to and from each of our terminals through our Columbus, Ohio central sorting facility or through one of our eight regional hubs. We also operate regularly scheduled shuttle service directly between terminals where the volume of freight warrants bypassing the Columbus sorting facility or a regional hub. When a shipment arrives at our terminal nearest its destination, the customer arranges for the shipment to be picked up and delivered to its final destination.

Terminals

     Our network consists of terminals located in the following 80 cities:

City	Airport Served

Albany, NY	ALB
Albuquerque, NM	ABQ
Atlanta, GA	ATL
Austin, TX	AUS
Baltimore, MD	BWI
Baton Rouge, LA*	BTR
Birmingham, AL*	BHM
Blountville, TN*	TRI
Boston, MA	BOS
Brownsville, TX*	BRO
Buffalo, NY	BUF
Charleston, SC	CHS
Charlotte, NC	CLT
Chicago, IL	ORD
Cincinnati, OH	CVG
Cleveland, OH	CLE
Columbia, SC*	CAE
Columbus, OH	CMH
Corpus Christi, TX*	CRP
Dallas/Ft. Worth, TX	DFW
Dayton, OH*	DAY
Denver, CO	DEN
Detroit, MI	DTW
El Paso, TX	ELP
Greensboro, NC	GSO
Greenville, SC	GSP
Hartford, CT	BDL
Harlingen, TX*	HRL
Houston, TX	IAH
Huntsville, AL	HSV
Indianapolis, IN	IND
Jackson, MS*	JAN
Jacksonville, FL	JAX
Kansas City, MO	MCI
Knoxville, TN*	TYS
Lafayette, LA*	LFT
Laredo, TX*	LRD
Las Vegas, NV	LAS
Little Rock, AR	LIT
Los Angeles, CA	LAX
Louisville, KY	SDF
Memphis, TN	MEM
McAllen, TX*	MFE
Miami, FL	MIA
Milwaukee, WI	MKE
Minneapolis, MN	MSP
Mobile, AL*	MOB
Nashville, TN	BNA
Newark, NJ	EWR
Newburgh, NY	SWF
New Orleans, LA	MSY
New York, NY	JFK
Norfolk, VA	ORF
Oklahoma City, OK	OKC
Omaha, NE*	OMA
Orlando, FL	MCO
Pensacola, FL*	PNS
Philadelphia, PA	PHL
Phoenix, AZ	PHX
Pittsburgh, PA	PIT
Portland, OR	PDX
Raleigh, NC	RDU
Richmond, VA	RIC
Rochester, NY	ROC
Sacramento, CA	SMF
Salt Lake City, UT	SLC
San Antonio, TX	SAT
San Diego, CA	SAN
San Francisco, CA	SFO
Seattle, WA	SEA
St. Louis, MO	STL
Syracuse, NY	SYR
Tampa, FL	TPA
Toledo, OH*	TOL
Tucson, AZ*	TUS
Tulsa, OK	TUL
Washington, DC	IAD
Montreal, Canada*	YUL
Ottawa, Canada*	YOW
Toronto, Canada	YYZ

*Denotes an independent agent location.

     Independent agents operate 20 of our locations. These locations typically handle low volumes of freight relative to our company-operated facilities.

Shuttle Service and Regional Hubs

     We operate direct terminal-to-terminal shuttles and regional overnight service between terminals where justified by freight volumes. We currently provide regional overnight service to many of the markets within our network. Direct service allows us to provide quicker scheduled service at a lower cost because we can transport freight over the most direct route and eliminate the added time and cost of handling the freight at our central or regional hub sorting facilities. Direct shipments also reduce the likelihood of damage because of reduced handling and sorting of the freight. As we continue to increase volume between various terminals, we intend to continue to add direct shuttles. Where warranted by sufficient volume in a region, we utilize larger terminals as regional sorting hubs, which allows us to bypass our Columbus sorting facility. These regional hubs improve our operating efficiency and enhance customer service. We operate regional hubs in Atlanta, Dallas/Ft. Worth, Kansas City, Los Angeles, New Orleans, Newburgh, Orlando and San Francisco.

Shipments

     The average weekly volume of freight moving through our network was over 25.3 million pounds per week in 2003. During 2003, our average shipment weighed over 700 pounds. Shipments range from small boxes weighing only a few pounds to large shipments of several thousand pounds. Although we impose no significant size or weight restrictions, we focus our marketing and price structure on shipments of 200 pounds or more. As a result, we do not directly compete for most of our business with integrated air cargo carriers in the overnight delivery of small parcels. The table below summarizes the average weekly volume of freight moving through our network for each year since 1990.

Average Weekly
Year	Volume in Pounds

(In millions)
1990	1.2
1991	1.4
1992	2.3
1993	3.8
1994	7.4
1995	8.5
1996	10.5
1997	12.4
1998	15.4
1999	19.4
2000	24.0
2001	24.3
2002	24.5
2003	25.3

Logistics Services

     Customers increasingly demand more than the movement of freight from their transportation providers. To meet these demands, we continually seek ways to customize our logistics services and add new services. Logistics services increase our profit margins by increasing our revenue without corresponding increases in our fixed costs.

     Our logistics services allow customers to access the following services from a single source:

•	exclusive-use vehicles, commonly referred to as truck brokerage;

•	dedicated fleet;

•	customs brokerage, such as assistance with customs procedures for both import and export shipments;

•	warehousing, dock and office space; and

•	shipment consolidation and handling, such as shipment build-up and break-down and reconsolidation of air or ocean pallets or containers.

     These services are critical to many of our air freight forwarder customers that do not provide logistics services themselves or that prefer to use one provider for all of their surface transportation needs.

Customers and Marketing

     Our customers are primarily air freight forwarders, integrated air cargo carriers and passenger or cargo airlines. Our air freight forwarder customers vary in size from small, independent, single facility companies to large, international logistics companies, such as AIT Freight Systems, Associated Global Systems, Danzas/AEI, Exel and Pilot Air Freight. Because of our reputation for dependable service, integrated air cargo carriers such as United Parcel Service, Federal Express, DHL Worldwide Express and Emery Worldwide use our services to provide overflow capacity and other services, including shipment of bigger packages and pallet-loaded cargo. Our passenger and cargo airline customers include British Airways, Continental, KLM, Northwest Airlines, Virgin Atlantic and Kitty Hawk Cargo.

     We market our services through a sales and marketing staff located in various regions of the United States. Senior management also is actively involved in sales and marketing at the national account level and supports local sales activity. We have a strong commitment to marketing and focus on air freight forwarders, integrated air cargo carriers and passenger or cargo airlines that have time-sensitive shipping needs requiring customized services. We also participate in air cargo trade shows and advertise our services through direct mail programs and through the Internet via www.forwardair.com. The information contained on our website is not part of this filing.

Technology and Information Systems

     Our technology allows us to provide our customers with real-time tracking and tracing of shipments throughout the transportation process, complete shipment history, proof of delivery, estimated charges and electronic bill presentment. In addition, our customers are able to electronically transmit bookings to us from their own networks and schedule transportation and obtain tracking and tracing information without using our call center. We continue to enhance our systems to permit our customers to obtain this information both through the Internet and electronic data interchange. We have invested and expect to continue to invest management and financial resources on maintaining or upgrading our information systems in an effort to increase the volume of freight we can handle in our network, improve the visibility of shipment information and reduce our operating costs. We believe that the ability to provide accurate, real-time information on the status of shipments is increasingly important and that our efforts in this area could result in both competitive service advantages and increased productivity throughout our network. We believe this will assist us in capitalizing on new business opportunities, such as including additional lines of distribution and related services, and could encourage customers to increase the volume of freight they send through our network. In addition, we believe the service advantages these systems provide could attract new customers.

Purchased Transportation

     We contract for most of our transportation services from owner-operators. The owner-operators own, operate and maintain their own tractors and employ their own drivers. We also purchase transportation from other surface transportation providers to handle overflow volume. Of the $102.1 million of our purchased transportation in 2003, we purchased 69.5% from owner-operators and 30.5% from other surface transportation providers.

     We seek to establish long-term relationships with owner-operators to assure dependable service and availability, and historically we have experienced a low turnover of owner-operators. We have established guidelines relating to safety records, driving experience and personal evaluations that we use to select our owner-operators. To enhance our relationship with the owner-operators, we pay per mile rates that are generally above prevailing market rates and offer our drivers a consistent work schedule, typically to the same destination.

Competition

     The air freight transportation industry is highly competitive and very fragmented. Our competitors include regional trucking companies that specialize in handling deferred air freight and national and regional less-than-truckload carriers. To a lesser extent, we compete with integrated air cargo carriers and passenger and cargo airlines. We believe competition is based on service, primarily on-time delivery, flexibility and reliability, as well as rates. We offer our services at rates that generally are significantly below the charge to transport the same shipment to the same destination by air. We believe we have an advantage over less-than-truckload carriers based upon our reputation for faster, more reliable service between many cities.

Seasonality

     Historically, our operating results have been subject to seasonal trends when measured on a quarterly basis. The first quarter has traditionally been the weakest and the third and fourth quarters have traditionally been the strongest. Typically, this pattern has been the result of factors such as climate, national holidays, customer demand and economic conditions. Additionally, a significant portion of our revenue is derived from customers whose business levels are impacted by the economy.

Employees

     As of December 31, 2003, we employed 1,555 persons, 796 of whom were freight handlers. None of our employees is covered by a collective bargaining agreement. We recognize that our workforce, including our freight handlers, is one of our most valuable assets. The recruitment, training and retention of qualified employees are essential to support our continued growth and to meet the service requirements of our customers.

Risk Management and Litigation

     Under United States Department of Transportation regulations, we are liable for property damage and personal injuries caused by owner-operators while they are operating on our behalf. We currently maintain liability insurance that we believe is adequate to cover third-party claims. We have a self-insured retention of $500,000 per occurrence for each vehicle and general liability claim. We may also be subject to claims for workers’ compensation and we maintain a $250,000 self-insured retention for each such claim. We could incur claims in excess of our policy limits or incur claims not covered by our insurance.

     From time to time, we are a party to litigation arising in the normal course of our business, most of which involve claims for personal injury, property damage related to the transportation and handling of freight, or workers’ compensation. We do not believe that any of these pending actions, individually or in the aggregate, will have a material adverse effect on our business, financial condition or results of operations.

Regulation

     The U.S. Department of Transportation and various state agencies have been granted broad powers over our business. These entities generally regulate such activities as authorization to engage in property brokerage and motor carrier operations, safety and financial reporting. We are licensed by the Department of Transportation as a motor carrier and broker to arrange for the transportation of freight by truck. Our domestic customs brokerage operations are licensed by the U.S. Customs Service, and the Federal Maritime Commission regulates our ocean freight forwarding operations.

Risk Factors

     In addition to the other information in this Form 10-K and other documents filed by us with the Securities and Exchange Commission (the “SEC”) from time to time, the following factors should be carefully considered in evaluating our business. Such factors could affect results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us. Some or all of these factors may apply to our business.

Our business is subject to general economic and business factors that are largely out of our control, any of which could have a materially adverse effect on our results of operations.

     Our business is dependent upon a number of factors that may have a materially adverse effect on the results of our operations, many of which are beyond our control. These factors include increases or rapid fluctuations in fuel prices, capacity in the trucking industry, insurance premiums, self-insured retention levels and difficulty in attracting and retaining qualified owner-operators and freight handlers. Our profitability would decline if we were unable to anticipate and react to increases in our operating costs, including purchased transportation and labor, or decreases in the amount or revenue per pound of freight shipped through our system. Due to competitive factors, we may be unable to raise our prices to meet increases in our operating costs, which would result in a materially adverse effect on our business, results of operations and financial condition.

     Economic conditions may adversely affect our customers and the amount of freight available for transport. This may require us to lower our rates, and this may also result in lower volumes of freight flowing through our network. Customers encountering adverse economic conditions represent a greater potential for loss, and we may be required to increase our reserve for bad-debt losses.

     Our results of operations may be affected by seasonal factors. Volumes of freight tend to be lower in the first quarter after the winter holiday season. In addition, it is not possible to predict the medium or long-term effects of the September 11, 2001, terrorist attacks and subsequent events on the economy or on customer confidence in the United States, or their impact, if any, on our future results of operations.

In order to continue growth in our business, we will need to increase the volume and revenue per pound of the freight shipped through our system.

     Our continued growth depends in significant part on our ability to increase the amount and revenue per pound of the freight shipped through our network. The amount of freight shipped through our network and our revenue per pound depend on numerous factors, many of which are beyond our control, such as economic conditions and our competitors’ pricing. Therefore, we cannot assure you that the amount of freight shipped or the revenue per pound we realize on that freight will increase or even remain at current levels. If we fail to increase the volume of the freight shipped through our network or the revenue per pound of the freight shipped, we may be unable to increase our profitability.

Because a portion of our network costs are fixed, we will be adversely affected by any decrease in the volume or revenue per pound of freight shipped through our network.

     Our operations, particularly our network of hubs and terminals, represent substantial fixed costs. As a result, any decline in the volume or revenue per pound of freight we handle may have an adverse effect on our operating margin and our results of operations. Typically, we do not have contracts with our customers and we cannot assure you that our current customers will continue to utilize our services or that they will continue at the same levels. The actual shippers of the freight moved through our network include various manufacturers and distributors of electronics, telecommunications equipment, machine parts, trade show exhibit materials and medical equipment. Adverse business conditions affecting these shippers or adverse general economic conditions are likely to cause a decline in the volume of freight shipped through our network.

We operate in a highly competitive and fragmented industry, and our business will suffer if we are unable to adequately address downward pricing pressures and other factors that may adversely affect our operations and profitability.

     The freight transportation industry is highly competitive, very fragmented and historically has had few barriers to entry. Our principal competitors include regional trucking companies that specialize in handling deferred air freight and national and regional less-than-truckload carriers. To a lesser extent, we compete with integrated air cargo carriers and passenger airlines. Our competition ranges from small operators that compete within a limited geographic area to companies with substantially greater financial and other resources, including greater freight capacity. We also face competition from air freight forwarders who decide to establish their own networks to transport deferred air freight. We believe competition is based on service, primarily on-time delivery, flexibility and reliability, as well as rates. Many of our competitors periodically reduce their rates to gain business, especially during times of economic decline. In the past several years, several of our competitors have reduced their rates to unusually low levels that we believe are unsustainable in the long-term, but that may materially adversely affect our business in the short-term. These competitors may cause a decrease in our volume of freight, require us to lower the prices we charge for our services and adversely affect both our growth prospects and profitability.

Claims for property damage, personal injuries or workers’ compensation and related expenses could significantly reduce our earnings.

     Under United States Department of Transportation regulations, we are liable for property damage or personal injuries caused by owner-operators while they are operating on our behalf. We currently maintain liability insurance that we believe is adequate to cover third-party claims and we have a self-insured retention of $500,000 per occurrence for each such claim. We may also be subject to claims for workers’ compensation, and we maintain a $250,000 self-insured retention for each such claim. We could incur claims in excess of our policy limits or incur claims not covered by our insurance. Any claims beyond the limits or scope of our insurance coverage may have a material adverse effect on us. Because we do not carry “stop loss” insurance, a significant increase in the number of claims that we must cover under our self-insurance retainage could adversely affect our profitability. In addition, we may be unable to maintain insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against losses.

We have grown and plan to grow, in part, through acquisitions, which involve various risks, and we may not be able to identify or acquire companies consistent with our growth strategy or successfully integrate acquired businesses into our operations.

     We have grown through acquisitions and we intend to pursue opportunities to expand our business by acquiring other companies in the future. Acquisitions involve risks, including those relating to:

•	identification of appropriate acquisition candidates;

•	negotiation of acquisitions on favorable terms and valuations;

•	integration of acquired businesses and personnel;

•	implementation of proper business and accounting controls;

•	ability to obtain financing, on favorable terms or at all;

•	diversion of management attention;

•	retention of employees and customers; and

•	unexpected liabilities.

     Acquisitions also may affect our short-term cash flow and net income as we expend funds, increase indebtedness and incur additional expenses. If we are not able to identify or acquire companies consistent with our growth strategy, or if we fail to successfully integrate any acquired companies into our operations, we may not achieve anticipated increases in revenue, cost savings and economies of scale, and our operating results may actually decline.

We may have difficulty effectively managing our growth, which could adversely affect our results of operations.

     Our growth plans will place significant demands on our management and operating personnel. Our ability to manage our future growth effectively will require us to regularly enhance our operating and management information systems and to continue to attract, retain, train, motivate and manage key employees. If we are unable to manage our growth effectively, our business, results of operations and financial condition will be adversely affected.

If we fail to maintain and enhance our information technology systems, we may lose orders and customers or incur costs beyond expectations.

     We must maintain and enhance our information technology systems to remain competitive and effectively handle higher volumes of freight through our network. We expect customers to continue to demand more sophisticated, fully integrated information systems from their transportation providers. If we are unable to maintain and enhance our information systems to handle our freight volumes and meet the demands of our customers, our business and results of operations will be adversely affected. If our information systems are unable to handle higher freight volumes and increased logistics services, our service levels and operating efficiency may decline. This may lead to a loss of customers and a decline in the volume of freight we receive from customers.

Our information technology systems are subject to risks that we cannot control.

     Our information technology systems are dependent upon global communications providers, web browsers, telephone systems and other aspects of the Internet infrastructure that have experienced significant system failures and electrical outages in the past. Our systems are susceptible to outages from fire, floods, power loss, telecommunications failures, break-ins and similar events. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. The occurrence of any of these events could disrupt or damage our information technology systems and inhibit our internal operations, our ability to provide services to our customers and the ability of our customers to access our information technology systems. This may result in the loss of customers or a reduction in demand for our services.

If we have difficulty attracting and retaining owner-operators or freight handlers, our results of operations could be adversely affected.

     We depend on owner-operators for most of our transportation needs. In 2003, owner-operators provided 69.5% of our purchased transportation. Competition for owner-operators is intense, and sometimes there are shortages of available owner-operators. In addition, we need a large number of freight handlers to operate our business efficiently. During periods of low unemployment in the areas where our terminals are located, we may have difficulty hiring and retaining a sufficient number of freight handlers. If we have difficulty attracting and retaining enough qualified owner-operators or freight handlers, we may be forced to increase wages and benefits, which would increase our operating costs. This difficulty may also impede our ability to maintain our delivery schedules, which could make our service less competitive and force us to curtail our planned growth. If our labor costs increase, we may be unable to offset the increased labor costs by increasing rates without adversely affecting our business. As a result, our profitability may be reduced.

A determination by regulators that our independent owner-operators are employees could expose us to various liabilities and additional costs.

     At times, the Internal Revenue Service, the Department of Labor and state authorities have asserted that owner-operators are “employees,” rather than “independent contractors.” One or more governmental authorities may challenge our position that the owner-operators we use are not our employees.

We operate in a regulated industry, and increased costs of compliance with, or liability for violation of, existing or future regulations could have a material adverse effect on our business.

     The U.S. Department of Transportation and various state agencies have been granted broad regulatory powers over our business, and we are licensed by the U.S. Department of Transportation, the United States Customs Service and the Federal Maritime Commission. If we fail to comply with any applicable regulations, our licenses may be revoked or we could be subject to substantial fines or penalties and to civil and criminal liability.

     We are also subject to various environmental laws and regulations dealing with the handling of hazardous materials. Our operations involve the risks of fuel spillage or seepage. If we are involved in a spill or other accident involving hazardous substances, our business and operating results may be adversely affected. Changes to current environmental laws or regulations may increase our operating costs and adversely affect our results of operations.

     The transportation industry is subject to legislative and regulatory changes that can affect the economics of our business by requiring changes in operating practices or influencing the demand for, and the cost of providing, transportation services. Heightened security concerns in the aftermath of the September 11, 2001 terrorist attacks may continue to result in increased regulations, including the implementation of various security measures, checkpoints or travel restrictions on trucks.

     In addition, there may be changes in applicable federal or state tax or other laws or interpretations of those laws. If this happens, we are likely to incur additional taxes, as well as higher workers’ compensation and employee benefit costs, and possibly penalties and interest for prior periods. This could have an adverse effect on our results of operations.

We are dependent on our senior management team, and the loss of any such personnel could materially and adversely affect our business.

     Our future performance depends, in significant part, upon the continued service of our senior management team. We cannot assure you that we can retain these employees. The loss of the services of one or more of these or other key personnel could have a material adverse effect on our business, operating results and financial condition. We must continue to develop and retain a core group of management personnel and address issues of succession planning if we are to realize our goal of growing our business. We cannot assure you that we will be able to do so.

If our employees were to unionize, our operating costs would likely increase.

     None of our employees are currently represented by a collective bargaining agreement. However, we have no assurance that our employees will not unionize in the future, which could increase our operating costs and force us to alter our operating methods. This could have a material adverse effect on our operating results.

Our shareholder rights plan, charter and bylaws and provisions of Tennessee law could discourage or prevent a takeover that you may consider favorable.

     We have a shareholder rights plan that may have the effect of discouraging unsolicited takeover proposals. The rights issued under the shareholder rights plan would cause substantial dilution to a person or group that attempts to acquire us on terms not approved in advance by our board of directors. In addition, our shareholder rights plan, charter and bylaws and provisions of Tennessee law may discourage, delay or prevent a merger, acquisition or change in control that you may consider favorable. These provisions could also discourage proxy contests and make it more difficult for shareholders to elect directors and take other corporate actions. Among other things, these provisions:

•	authorize us to issue preferred stock, the terms of which may be determined at the sole discretion of our board of directors and may adversely affect the voting or economic rights of our shareholders;

•	provide that directors may be removed only for cause;

•	provide that any amendment or repeal of the provisions of our charter concerning the removal of directors must be approved by the affirmative vote of the holders of two-thirds of our outstanding shares; and

•	establish advance notice requirements for nominations for election to the board of directors and for proposing matters that can be acted on by shareholders at a meeting.

     Our shareholder rights plan, charter and bylaws and provisions of Tennessee law may discourage transactions that otherwise could provide for the payment of a premium over prevailing market prices for our common stock and also could limit the price that investors are willing to pay in the future for shares of our common stock.

Service Marks

     Through one of our subsidiaries, we hold two service marks: Forward Air, Inc.® and North America’s Most Complete Roadfeeder Network®. These marks are of significant value to our business. Both of these marks are registered with the United States Patent and Trademark Office.

Website Access

     We file reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. We are an electronic filer and the SEC maintains an Internet site at www.sec.gov that contains the reports, proxy and information statements, and other information filed electronically. Our website address is www.forwardair.com. Please note that this website address is provided as an inactive textual reference only. We make available free of charge through our website, the annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. The information provided on the website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

ITEM 2. PROPERTIES

Properties and Equipment

     Management believes that we have adequate facilities for conducting our business, including properties owned and leased. Management further believes that in the event replacement property is needed, it will be available on terms and at costs substantially similar to the terms and costs experienced by competitors within the transportation industry.

     We lease our 37,500 square foot headquarters in Greeneville, Tennessee from the Greeneville-Greene County Airport Authority. The lease term ends in 2006 and has two ten-year and one five-year renewal options. We own our 83,800 square foot Columbus, Ohio central hub sorting facility. During the fourth quarter of 2002, we repaid early our State of Ohio 1993-8 Ohio Enterprise Bond Fund bond issue with the Director of Development of the State of Ohio for our Columbus central hub sorting facility. The amount required to satisfy the bond obligation was $3.9 million and resulted in a one-time charge for the early extinguishment of debt of $456,000 which we recognized during 2002.

     During the fourth quarter of 2002, the City of Atlanta filed a Petition for Condemnation and Declaration of Taking for a terminal facility owned by Transportation Properties, Inc. and leased by Forward Air, Inc., two of our wholly owned subsidiaries. The condemnation was filed in connection with the fifth runway airport expansion project at Atlanta Hartsfield International Airport. According to the 2002 condemnation petition, the City of Atlanta had taken ownership of the property and building and deposited $2.6 million into the Registry of the Court as compensation to Transportation Properties, Inc. We filed a protest to the City of Atlanta’s evaluation of the property and building and also challenged the method of condemnation it utilized. Prior to December 2003, the City of Atlanta destroyed the condemned building in conjunction with the runway expansion project. On or about December 30, 2003, the Superior Court of Clayton County, Georgia (the “Court”) ruled that the City of Atlanta’s method of condemnation was improper and returned ownership of the land to us.

     During January 2004, the City of Atlanta filed a second condemnation petition to obtain title to the land. In connection with this second petition, the City of Atlanta deposited an additional $1.3 million into the Registry of the Court, which was the City of Atlanta’s estimated fair market value of the land. The City of Atlanta petitioned the Court and was granted the right to withdraw the original $2.6 million escrow balance it paid into the Court as part of the first petition for condemnation. We and our outside counsel believe that the December 30, 2003 ruling by the Court and the City of Atlanta’s actions subsequent to the first condemnation have given rise to additional theories of recovery. We are not challenging the method of condemnation set forth in the second petition but are challenging the $1.3 million valuation of the land and the withdrawal of the original $2.6 million escrow balance.

     Additionally, we have claims for damages arising from the City of Atlanta’s destruction of our building during the wrongful possession of the property by the City of Atlanta. Currently, we are awaiting a trial setting on all issues of damages relating to the first and second condemnations of this property. As a result of the events up to and subsequent to December 31, 2003, we have recorded an escrow balance in other assets for $1.3 million (land value) and a long-term receivable of $1.3 million (building value as originally determined in the 2002 condemnation petition) from the City of Atlanta.

     In July 2003, we moved into a new 63,550 square foot Atlanta terminal facility. The initial term under the Atlanta lease expires in June 2008.

     We lease and maintain terminals in 59 additional cities located at or near various airports in the United States and Canada. Lease terms are typically for three to five years. The remaining 20 terminals are agent stations operated by independent agents who handle freight for us on a commission basis.

     We own the majority of trailers we use to move freight through the Forward Air network. Substantially all of our trailers are 53’ long, and many have specialized roller bed equipment required to serve air cargo industry customers. The average age of our owned trailer fleet was approximately 4.3 years at December 31, 2003.

ITEM 3. LEGAL PROCEEDINGS

     From time to time, we are a party to litigation arising in the normal course of our business, most of which involve claims for personal injury, property damage related to the transportation and handling of freight, or workers’ compensation. We do not believe that any of these pending actions, individually or in the aggregate, will have a material adverse effect on our business, financial condition or results of operations.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     During the fourth quarter of the fiscal year ended December 31, 2003, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

EXECUTIVE OFFICERS OF THE REGISTRANT

     Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this report.

     The following are our executive officers:

Name	Age	Position

Scott M. Niswonger	56	Chairman of the Board
Bruce A. Campbell	52	President and Chief Executive Officer
Andrew C. Clarke	33	Chief Financial Officer, Senior Vice President and Treasurer
Craig A. Drum	48	Senior Vice President, Sales
Matthew J. Jewell	38	Senior Vice President, General Counsel and Secretary
Chris C. Ruble	41	Senior Vice President, Operations
Rodney L. Bell	41	Vice President and Controller

     There are no family relationships between any of our executive officers. All officers hold office at the pleasure of the Board of Directors.

     Scott M. Niswonger is a co-founder and has served as a director since our founding in October 1981 and as Chairman of the Board since February 1988. Mr. Niswonger served as our President from October 1981 until August 1998 and served as Chief Executive Officer from October 1981 until October 2003. He also serves as a director of People’s Community Bank.

     Bruce A. Campbell has served as a director since April 1993, as President since August 1998 and as Chief Executive Officer since October 2003. Mr. Campbell was Chief Operating Officer from April 1990 until October 2003 and Executive Vice President from April 1990 until August 1998. Prior to joining us, Mr. Campbell served as Vice President of Ryder-Temperature Controlled Carriage in Nashville, Tennessee from September 1985 until December 1989. Mr. Campbell also serves as a director of Greene County Bancshares.

     Andrew C. Clarke has served as a director and as Chief Financial Officer, Senior Vice President and Treasurer since April 2001. Since April 2000, he has also served as Chief Financial Officer, Senior Vice President and director of a subsidiary that provided Internet and technology services and support to our operations. From August 1998 to March 2000, Mr. Clarke was an investment banker with Deutsche Banc Alex. Brown in the Global Transportation Group. From August 1993 until June 1996, he worked in the mergers and acquisitions group at A.G. Edwards & Sons, Inc.

     Craig A. Drum became Senior Vice President, Sales in July 2001 after joining us in January 2000 as Vice President, Sales for our Internet and technology service and support subsidiary. In February 2001, Mr. Drum was promoted to Vice President of National Accounts. Prior to January 2000, Mr. Drum spent most of his 24-year career with Delta Air Lines, Inc., most recently as the Director of Sales and Marketing - Cargo.

     Matthew J. Jewell has served as Senior Vice President and General Counsel since July 2002. In October 2002, he was also appointed Secretary. From January 2000 to joining us in July 2002, Mr. Jewell was a partner with the law firm of Austin & Sparks, P.C. Mr. Jewell was an associate at Dennis, Corry & Porter, L.L.P. from July 1991 to December 1998 and a partner from January 1999 to January 2000.

     Chris C. Ruble has served as Senior Vice President, Operations since October 2001. He was Regional Vice President from September 1997 to October 2001, regional manager from February 1997 to September 1997, after starting with us as a terminal manager in January 1996. From June 1986 to August 1995, Mr. Ruble served in various management capacities at Roadway Package System, Inc.

     Rodney L. Bell has been Vice President and Controller since October 2000. Mr. Bell began serving as Controller in February 1995 after joining us as Assistant Controller in March 1992. Prior to joining the Company, Mr. Bell was employed in public accounting for over six years, most recently with the accounting firm of Adams and Plucker as a senior manager.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     Our common stock, $0.01 par value (the “Common Stock”), trades on The NASDAQ Stock Market® under the symbol “FWRD.” The following table sets forth the high and low trade prices for the Common Stock as reported by The NASDAQ Stock Market® for each full quarterly period within the two most recent fiscal years.

2003	High	Low

First Quarter	$23.32	$18.18
Second Quarter	$26.37	$20.15
Third Quarter	$31.92	$24.77
Fourth Quarter	$31.99	$25.60

2002	High	Low

First Quarter	$35.50	$25.59
Second Quarter	$32.80	$26.50
Third Quarter	$32.88	$16.57
Fourth Quarter	$21.06	$16.40

     There were approximately 300 shareholders of record of our Common Stock as of February 19, 2004.

     We did not pay cash dividends on our Common Stock in the two preceding fiscal years, and it is the current intention of management to retain earnings to finance the growth of our business. Future payment of dividends will depend upon our financial condition, results of operations, contractual restrictions and capital requirements, as well as other factors deemed relevant by the Board of Directors. None of our securities were sold during fiscal year 2003 without registration under the Securities Act of 1933, as amended.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table provides information as of December 31, 2003 with respect to shares of the Common Stock that may be issued under existing equity compensation plans, including the 1992 Amended and Restated Stock Option and Incentive Plan (the “1992 Plan”), the 1999 Stock Option and Incentive Plan (the “1999 Plan”), the Non-Employee Director Stock Option Plan (the “NED Plan”), the 2000 Non-Employee Director Award (the “2000 NED Award”) and the Restated Employee Stock Purchase Plan (the “ESPP”).

	(a)	(b)	(c)

Number of
Securities
Remaining Available
	Number of		for Future Issuance
	Securities to be		Under Equity
	Issued upon	Weighted-Average	Compensation Plans
	Exercise of	Exercise Price of	(Excluding
	Outstanding	Outstanding	Securities
	Options,	Options, Warrants	Reflected in Column
Plan Category	Warrants and Rights	and Rights	(a))

Equity Compensation Plans Approved by Shareholders (1)	1,313,144 (3)	$19.29 (4)	1,040,044 (5)
Equity Compensation Plans Not Approved by Shareholders (2)	7,500	$36.38	—

Total	1,320,644	$19.39	1,040,044

(1)	Consists of the 1992 Plan, the 1999 Plan, the NED Plan and the ESPP.

(2)	Represents the 2000 NED Award to a non-employee director granted upon his appointment in July 2000. The non-qualified options are fully exercisable and generally expire upon the earlier of 90 days from the date the director ceases to serve, or on July 18, 2010.

(3)	Includes 217,319 shares of Common Stock issuable upon the exercise of options under the expired 1992 Plan, as of December 31, 2003. No additional options may be granted under the 1992 Plan.

(4)	Includes the weighted-average exercise price of options outstanding under the 1992 Plan. Excludes purchase rights accruing under the ESPP which have a shareholder approved reserve of 900,000 shares. Under the ESPP, each eligible employee may purchase up to 1,300 shares of Common Stock at semi-annual intervals each year at a purchase price per share equal to 85% of the lower of the fair market value of the Common Stock at close of (i) the first trading day of a purchase period or (ii) the last trading day of a purchase period.

(5)	Includes shares available for future issuance under the ESPP. As of December 31, 2003, an aggregate of 794,393 shares of Common Stock were available for issuance under the ESPP.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth our selected financial data. The selected financial data should be read in conjunction with our financial statements and notes thereto, included elsewhere in this report.

	Year ended December 31

	2003	2002	2001	2000	1999

		(In thousands, except per share data)
Income Statement Data:
Operating revenue	$241,517	$226,072	$227,500	$214,907	$170,843
Income from operations (1)	40,182	32,737	31,658	37,301	26,444
Operating margin (1)(2)	16.6%	14.5%	13.9%	17.4%	15.5%
Net income (1)	25,815	21,616	19,882	23,445	16,040
Net income per share: (1)(3)
Basic	$1.21	$1.00	$0.92	$1.11	$0.80
Diluted	$1.19	$0.98	$0.89	$1.05	$0.76
Cash dividends declared per common share (3)	—	—	—	—	—
Balance Sheet Data (at end of period):
Total assets	$175,087	$145,511	$136,959	$115,968	$79,617
Long-term obligations, net of current portion	907	935	4,451	7,232	4,754
Shareholders’ equity	147,708	118,346	106,585	83,453	54,952

(1)	Data for the years ended December 31, 2002 and 2003 reflect SFAS No. 142, Goodwill and Other Intangible Assets, adopted in 2002.

(2)	Income from operations as a percentage of operating revenue.

(3)	Restated to reflect a three-for-two stock split distributed in January 2000 and a two-for-one stock split distributed in March 1999.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

     We provide scheduled ground transportation of cargo on a time-definite basis. While we operate as one business unit, we break out our revenue into the following three categories: (1) traditional linehaul revenue, which is the portion of our business that falls within our airport-to-airport network; (2) logistics revenue, which includes dedicated or exclusive use truckload operations; and (3) other accessorial revenue, which primarily consists of fee-based ancillary services performed at the local terminal level.

     As a result of our established transportation schedule and network of terminals, our operating cost structure includes significant fixed costs. These fixed costs include amounts paid per mile to owner-operators and other outside carriers to service the airport-to-airport network as well as dedicated logistics operations. Additionally, included are operating lease expenses as well as depreciation expense. Our ability to maintain or enhance our profit margins will depend on a number of variables including, but not limited to: (1) our ability to maintain or improve the amount as well as the price per pound of freight moving through our airport-to-airport network; (2) our ability to maintain or improve the efficiency of our airport-to-airport network; (3) our ability to maintain or improve the productivity at the local terminal level; (4) our ability to locate and lease terminal facilities at or near airports at favorable rates; and (5) our ability to effectively manage our vehicle, workers’ compensation and health care insurance and costs.

Results of Operations

     The following table sets forth the percentage relationship of expense items to operating revenue for the periods indicated. In the accompanying discussion, all percentage figures are as a percent of operating revenue with the exception of growth rates.

	Year Ended December 31

	2003	2002	2001

Operating revenue	100.0%	100.0%	100.0%
Operating expenses:
Purchased transportation	42.3	43.9	42.9
Salaries, wages and employee benefits	22.5	22.3	22.4
Operating leases	5.4	5.4	5.1
Depreciation and amortization	3.0	3.3	3.7
Insurance and claims	2.1	1.7	3.3
Other operating expenses	8.1	8.9	8.7

Total operating expenses	83.4	85.5	86.1

Income from operations	16.6	14.5	13.9

Interest expense	—	(0.2)	(0.1)
Other income, net	0.3	0.8	0.4

Income before income taxes	16.9	15.1	14.2
Income taxes	6.2	5.5	5.5

Net income	10.7%	9.6%	8.7%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     Operating revenue increased by $15.4 million, or 6.8%, to $241.5 million for 2003 from $226.1 million in 2002. This increase resulted from an increase in traditional linehaul revenue of $12.0 million to $204.8 million, an increase in logistics revenue of $0.4 million to $19.5 million and an increase in other accessorial revenue of $3.0 million to $17.2 million. Traditional linehaul revenue was impacted during the year by an increase in average weekly tonnage of 3.2%. We experienced the additional benefit of a 2.9% increase in average revenue per pound, including the effect of fuel surcharge, versus 2002.

     Purchased transportation represented 42.3% of operating revenue in 2003 compared to 43.9% in 2002. The decrease in purchased transportation as a percentage of operating revenue was primarily the result of an increase in operating revenue combined with a higher utilization of the airport-to-airport network. This decrease was partially offset by an increase in logistics revenue where purchased transportation costs are traditionally higher as a percent of operating revenue than traditional linehaul purchased transportation costs. For 2003, traditional linehaul and logistics purchased transportation costs represented 40.9% and 70.4%, respectively, of operating revenue versus 42.3% and 69.8%, respectively, during 2002.

     Salaries, wages and employee benefits were 22.5% of operating revenue in 2003 compared to 22.3% for 2002. The increase in salaries, wages and employee benefits as a percentage of operating revenue was attributed to a 0.2% increase in workers’ compensation expense compared to last year. While we spent a higher dollar amount on wages and benefits during 2003, the increase in operating revenue offset that amount so that the figure essentially remained flat as a percentage of operating revenue.

     Operating leases, the largest component of which is facility rent, were 5.4% of operating revenue in 2003 compared to 5.4% in 2002. During 2003, we undertook leases for additional space in several markets of strategic importance which increased the dollar amount of operating leases. The amount of operating revenue we generated during 2003, however, offset the amount of additional rent expense and kept the amount as a percent of operating revenue constant when compared to 2002.

     Depreciation and amortization expense as a percentage of operating revenue was 3.0% in 2003, compared to 3.3% in 2002. During 2003, certain of our assets became fully depreciated causing both the dollar amount spent and the percent of operating revenue to decline from 2002 to 2003.

     Insurance and claims were 2.1% of operating revenue in 2003, compared with 1.7% in 2002. The increase in insurance and claims as a percentage of operating revenue resulted primarily from a 0.4% increase in insurance premiums which was caused by a favorable premium adjustment under a retroactive premium insurance policy during the fourth quarter of 2002. Claims experience during 2003 remained flat when compared to 2002 both in terms of dollar amount and as a percent of operating revenue.

     Other operating expenses were 8.1% of operating revenue in 2003 compared to 8.9% in 2002. During 2003, our miscellaneous expenses, including bad debt expense, decreased by 0.3% of operating revenue from 2002. Additionally, the amounts paid for other taxes and licenses and fuel decreased by 0.3% and 0.2%, respectively, of operating revenue from 2002.

     Income from operations increased by $7.5 million, or 22.9%, to $40.2 million for 2003 compared with $32.7 million for 2002. The increase in income from operations was primarily a result of the increase in operating revenue, including fuel surcharge, which was offset by an increase in operating costs associated with operating the network.

     Interest expense was $0.1 million, or less than one-tenth of one percent of operating revenue, in 2003, compared to $0.3 million, or 0.2%, for 2002. The decrease in interest expense was the result of the early retirement of debt related to our facility in Columbus, Ohio in December 2002.

     Other income, net was $0.6 million, or 0.3% of operating revenue, in 2003, compared to $1.8 million, or 0.8%, for 2002. Other income, net during 2003 consisted primarily of interest income generated by our cash equivalents and investments. While we had a larger amount of cash, cash equivalents, and available-for-sale securities in 2003, we experienced a lower rate of return on those amounts. Other income during 2002 included a $1.3 million settlement paid to us by U.S. Xpress Enterprises, Inc., a $0.4 million gain on the condemnation of a facility we owned in Atlanta and a $0.5 million charge from the early retirement of debt related to our facility in Columbus, Ohio.

     The combined federal and state effective tax rate for 2003 was 36.6% compared to a rate of 36.7% for 2002.

     As a result of the foregoing factors, net income increased by $4.2 million, or 19.4%, to $25.8 million for 2003, from $21.6 million in 2002.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     Operating revenue decreased by $1.4 million, or 0.6%, to $226.1 million for 2002 from $227.5 million in 2001. This decrease resulted from a decrease in traditional linehaul revenue of $4.9 million to $192.9 million, an increase in logistics revenue of $3.8 million to $19.2 million and a decrease in other accessorial revenue of $0.3 million to $14.0 million. Traditional linehaul revenue was impacted during the year by an increase in average weekly tonnage of 0.7%. This was offset by a 3.1% decrease in average revenue per pound, including fuel surcharge, versus 2001.

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

     Depreciation and amortization expense as a percentage of operating revenue was 3.3% in 2002, compared to 3.7% in 2001. The decrease in depreciation and amortization expense as a percentage of operating revenue was attributable to a 0.5% decrease in amortization expense as we are no longer amortizing goodwill in accordance with the Statement of Financial Accounting Standards (“SFAS”) No. 142. The decrease was offset in part by a 0.1% increase in depreciation associated with new operating equipment and information systems.

     Insurance and claims were 1.7% of operating revenue in 2002, compared with 3.3% in 2001. The decrease in insurance and claims as a percentage of operating revenue resulted primarily from a 0.6% favorable premium adjustment under a retroactive premium insurance policy during the fourth quarter of 2002. Additionally, we experienced a 0.3% decrease in claims expense in 2002 versus 2001. These decreases were offset by a 0.3% increase in insurance premiums.

     Other operating expenses were 8.9% of operating revenue in 2002 compared to 8.7% in 2001. We experienced a 0.4% decrease in fuel costs paid to owner-operators, which was offset by a 0.4% increase in miscellaneous expenses, including increases in repair and maintenance and owner-operator recruiting and retention expenses.

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

     Other income, net was $1.8 million, or 0.8% of operating revenue, in 2002, compared to $0.9 million, or 0.4%, for 2001. The increase in other income, net resulted primarily from a $1.3 million settlement with US Xpress Enterprises, Inc. and a $0.4 million gain on the condemnation of a terminal we owned in Atlanta, Georgia offset in part by a $0.5 million charge from the early retirement of debt related to our facility in Columbus, Ohio. Additionally, we earned lower yields on higher balances in both cash and cash equivalents and available-for-sale securities during 2002 versus 2001.

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

Discussion of Critical Accounting Policies

     Our accounting policies are more fully described in Note 1 to the consolidated financial statements. As disclosed in Note 1, the preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Allowance for Doubtful Accounts

     We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances in which management is aware of a specific customer’s inability to meet its financial obligations to us (for example, bankruptcy filings, accounts turned over for collection or litigation), we record a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for bad debts based on the length of time the receivables are past due. Specifically, amounts that are 90 days or more past due are reserved at 50%. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a customer’s ability to meet its financial obligations to us), the estimates of the recoverability of amounts due to us could be reduced by a material amount. Accounts are written off after all means of collection, including legal action, have been exhausted.

Allowance for Revenue Adjustments

     Our allowance for revenue adjustments consists of amounts reserved for billing rate changes that are not captured upon load initiation. These adjustments generally arise: (1) when the sales department contemporaneously grants small rate changes (“spot quotes”) to customers that differ from the standard rates in the system, (2) when freight requires dimensionalization or is reweighed resulting in a different required rate, (3) when billing errors occur, and (4) when data entry errors occur. When appropriate, permanent rate changes are initiated and reflected in the system. We monitor the manual revenue adjustments closely through the employment of various controls that are in place to ensure that revenue recognition is not compromised or that fraud does not occur. During 2003, average revenue adjustments per month were approximately $141,000, on average revenue per month of $20.3 million (less than 1% of monthly revenue). In order to estimate the allowance for revenue adjustments related to ending accounts receivable, we prepare an analysis that considers average monthly revenue adjustments and the average lag for identifying and quantifying these revenue adjustments. Based on this analysis, we establish an allowance for approximately 60-80 days (dependent upon experience in the last twelve months) of average revenue adjustments, adjusted for rebates and billing errors. The lag is periodically adjusted based on actual historical experience. Additionally, the average amount of revenue adjustments per month can vary in relation to the level of sales or based on other factors (such as personnel issues that could result in excessive manual errors or in excessive spot quotes being granted). Both of these significant assumptions are continually evaluated for validity.

Self-Insurance Loss Reserves

     Given the nature of our operating environment, we are subject to vehicle, workers’ compensation and health insurance claims. To mitigate a portion of these risks, we maintain insurance for individual vehicle claims exceeding $500,000 and workers’ compensation claims and health insurance claims exceeding $250,000. The amount of self-insurance loss reserves and loss adjustment expenses is determined based on an estimation process that uses information obtained from both company-specific and industry data, as well as general economic information. The estimation process for self-insurance loss exposure requires management to continuously monitor and evaluate the life cycle of claims. Using data obtained from this monitoring and our assumptions about the emerging trends, management develops information about the size of ultimate claims based on its historical experience and other available market information. The most significant assumptions used in the estimation process include determining the trend in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior year claims, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. Management also monitors the reasonableness of the judgments made in the prior year’s estimation process (referred to as a hindsight analysis) and adjusts current year assumptions based on the hindsight analysis. Additionally, beginning in 2003, we utilized an actuary to evaluate open vehicle liability claims and estimate the ongoing development exposure.

Liquidity and Capital Resources

     We have historically financed our working capital needs, including capital purchases, with cash flows from operations and borrowings under our bank lines of credit. Net cash provided by operating activities totaled approximately $32.7 million for 2003 compared with $30.0 million in 2002.

     Net cash provided by investing activities was approximately $14.7 million for 2003 compared with net cash used in investing activities of $0.4 million in 2002. Investing activities consisted primarily of the purchase of operating equipment and management information systems, and the proceeds from the sales or maturities of available-for-sale securities during 2003.

     Net cash provided by financing activities totaled approximately $2.4 million for 2003 compared with net cash used in financing activities of $15.2 million in 2002. Financing activities included the repayment of long-term debt and capital leases, proceeds received from the exercise of stock options and repurchases of our common stock.

     We expect net capital expenditures in 2004 for operating equipment and management information systems to be approximately $7.0 million. We intend to fund these expenditures through cash currently on our balance sheet, cash provided by operating activities or borrowings under our credit facility, if necessary. The 2004 capital expenditure budget does not include any allocation for acquisitions.

     Our credit facility consists of a working capital line of credit. As long as we comply with the financial covenants and ratios, the credit facility permits us to borrow up to $20.0 million less the amount of any outstanding letters of credit. Interest rates for advances under the facility vary based on how our performance measures against covenants related to total indebtedness, cash flows, results of operations and other ratios. The facility bears interest at LIBOR plus 1.00% to 1.90% and is unsecured. The facility’s expiration was extended until April 2005 by letter agreement entered into in 2003. At December 31, 2003, we had $16.3 million of available borrowing capacity under the line of credit facility and had utilized $3.7 million of availability for outstanding letters of credit. As of December 31, 2003, we were in compliance with the financial covenants and ratios under the credit facility.

     On July 25, 2002, we announced that our Board of Directors approved a stock repurchase program for up to 2,000,000 shares of our common stock. We expect to fund the repurchases of our common stock from our cash and cash equivalents and available-for-sale securities and cash generated from operating activities. As of December 31, 2003, we had repurchased 629,000 shares of our common stock for $12.1 million for an average purchase price of $19.20 per share.

Off-Balance Sheet Arrangements

     At December 31, 2003, we had letters of credit outstanding from a bank totaling $3.7 million required by our workers’ compensation and vehicle liability insurance providers.

Contractual Obligations and Commercial Commitments

     Our contractual obligations and other commercial commitments as of December 31, 2003 (in thousands) are summarized below:

Contractual Obligations	Payment Due Period

		Less
		Than 1	2-3		After
	Total	Year	Years	4-5 Years	5 Years

Capital lease obligations	$1,482	$84	$182	$178	$1,038

Operating leases	29,181	10,032	13,855	5,245	49

Total contractual cash obligations	$30,663	$10,116	$14,037	$5,423	$1,087

     At December 31, 2003, we had outstanding orders for 150 trailers with a cost of approximately $3.0 million which will be delivered and paid for in 2004.

     We believe that our available cash, cash expected to be generated from future operations and available borrowings under lines of credit, will be sufficient to satisfy anticipated cash needs for at least the next twelve months.

Related Party Transactions

   Transactions with Landair Transport, Inc.

     Scott M. Niswonger, the Chairman of the Board, owns a majority interest in the parent company of Landair Transport, Inc. (“Landair”). We purchase truckload transportation services from Landair. Matthew J. Jewell, our Senior Vice President and General Counsel, serves in the same capacity with Landair.

     Disclosures regarding amounts charged to Landair and amounts charged by Landair to us for various operational and administrative services are set forth in Note 8 to the consolidated financial statements.

     We purchased $0.9 million, $1.6 million and $1.7 million of truckload transportation services from Landair in 2003, 2002 and 2001, respectively, which have been included in purchased transportation in the consolidated statements of income.

   Transactions with Sky Night, LLC

     We purchase air transportation services from Sky Night, LLC (“Sky Night”), a limited liability corporation owned by Scott M. Niswonger, the Chairman of the Board. Air charter expense totaled $196,000, $264,000 and $269,000 in 2003, 2002 and 2001, respectively, and has been included in other operating expenses in the accompanying consolidated statements of income. In addition, we paid salaries and benefits of $-0-, $-0- and $104,000 for two pilots of Sky Night during 2003, 2002 and 2001, respectively, which was included in salaries, wages and benefits in the consolidated statements of income.

     During 2001, we entered into an agreement to sublease hangar space at our Greeneville, Tennessee headquarters to Sky Night. The initial term of the sublease was for 12 months and the monthly rental rate was determined based on market prices for similar spaces in the area. The sublease term has been extended through July 2004.

Impact of Recent Accounting Pronouncements

     In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, sets forth criteria under which a company must consolidate certain variable interest entities. Interpretation No. 46 places increased emphasis on controlling financial interests when determining if a company should consolidate a variable interest entity. We will adopt the provisions of Interpretation No. 46 during the first quarter of fiscal 2004 as a result of the FASB deferring the effective date of FIN 46 for variable interests held by public companies. We do not anticipate adoption to materially impact the consolidated financial statements.

     SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, issued in May 2003, is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Adoption of SFAS No. 150 has not had an impact on our financial position or results of operations.

Forward-Looking Statements

     This report contains “forward-looking statements,” as defined in Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. Some forward-looking statements may be identified by use of such terms as “believes,” “anticipates,” “intends,” “plans,” “estimates,” “projects” or “expects.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The following is a list of factors, among others, that could cause actual results to differ materially from those contemplated by the forward-looking statements: economic factors such as recessions, inflation, higher interest rates and downturns in customer business cycles, our inability to maintain our historical growth rate because of a decreased volume of freight moving through our network or decreased average revenue per pound of freight moving through our network, increasing competition and pricing pressure, surplus inventories, loss of a major customer, the creditworthiness of our customers and their ability to pay for services rendered, our ability to secure terminal facilities in desirable locations at reasonable rates, the inability of our information systems to handle an increased volume of freight moving through our network, changes in fuel prices, claims for property damage, personal injuries or workers’ compensation, employment matters including rising health care costs, enforcement of and changes in governmental regulations, environmental and tax matters, the handling of hazardous materials, the availability and compensation of qualified independent owner-operators and freight handlers needed to serve our transportation needs and our inability to successfully integrate acquisitions. As a result of the foregoing, no assurance can be given as to future financial condition, cash flows or results of operations. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Except for capital lease obligations totaling $907,000, we had no long-term debt at December 31, 2003. Accordingly, our exposure to market risk related to remaining outstanding debt is not significant.

     We are also exposed to changes in interest rates from our available-for-sale investments. As a result of the short-term maturity of the investments we own, a material adverse effect to the fair market value of the investments is unlikely.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this item is submitted as a separate section of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

ITEM 9A. CONTROLS AND PROCEDURES

     Management, with the participation of the Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2003. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2003. There were no material changes in our internal control over financial reporting during the fourth quarter of 2003.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item with respect to our directors is incorporated herein by reference to our proxy statement for the 2004 Annual Meeting of Shareholders (the “2004 Proxy Statement”). The 2004 Proxy Statement will be filed with the Commission not later than 120 days subsequent to December 31, 2003.

     Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to our executive officers is set forth in Part I of this report.

ITEM 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the 2004 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED
                  SHAREHOLDER MATTERS

     The information required by this item is incorporated herein by reference to the 2004 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the 2004 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this item is incorporated herein by reference to the 2004 Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1) and (2)	List of Financial Statements and Financial Statement Schedules.

The response to this portion of Item 15 is submitted as a separate section of this report.

(a)(3)	List of Exhibits.

The response to this portion of Item 15 is submitted as a separate section of this report.

(b)	Reports on Form 8-K.

The Company filed the following two reports on Form 8-K during the quarter ended December 31, 2003:

Date Filed	Item Reported Upon

October 27, 2003	We issued a press release announcing that our Board of Directors named Bruce A. Campbell as Chief Executive Officer, replacing Scott M. Niswonger, who remains as Chairman of the Board. The press release also announced financial results for the quarter ended September 30, 2003.

October 27, 2003	We issued a press release announcing we filed a registration statement with the Securities and Exchange Commission for a secondary offering of 2.2 million shares of our common stock to be sold by Scott M. Niswonger, Chairman of the Board.

(c)	Exhibits.

The response to this portion of Item 15 is submitted as a separate section of this report.

(d)	Financial Statement Schedules.

The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Forward Air Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FORWARD AIR CORPORATION

By:	/s/ Bruce A. Campbell

Bruce A. Campbell
President and Chief Executive Officer
Date: March 11, 2004

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date
/s/ Scott M. Niswonger Scott M. Niswonger	Chairman of the Board	March 11, 2004

/s/ Andrew C. Clarke	Chief Financial Officer, Senior Vice President, Treasurer and Director (Principal Financial Officer)	March 11, 2004
Andrew C. Clarke
/s/ Bruce A. Campbell Bruce A. Campbell	President, Chief Executive Officer and Director (Principal Executive Officer)	March 11, 2004

/s/ Rodney L. Bell Rodney L. Bell	Vice President and Controller (Principal Accounting Officer)	March 11, 2004

/s/ James A. Cronin, III James A. Cronin, III	Director	March 11, 2004

/s/ Robert K. Gray Hon. Robert K. Gray	Director	March 11, 2004

/s/ Ray A. Mundy Ray A. Mundy	Director	March 11, 2004

Annual Report on Form 10-K

Item 8, Item 15(a)(1) and (2), (c) and (d)

List of Financial Statements and Financial Statement Schedule

Financial Statements and Supplementary Data

Certain Exhibits

Financial Statement Schedule

Year Ended December 31, 2003

Forward Air Corporation

Greeneville, Tennessee

Forward Air Corporation

Form 10-K — Item 8 and Item 15(a)(1) and (2)

Index to Financial Statements and Financial Statement Schedule

The following consolidated financial statements of Forward Air Corporation are included as a separate section of this report:

The following financial statement schedule of Forward Air Corporation is included as a separate section of this report.

Schedule II - Valuation and Qualifying Accounts	S-1

All other schedules for which provision is made in the applicable accounting regulation of the Securities and Exchange Commission are not required under the related instructions or are inapplicable and, therefore, have been omitted.

Report of Independent Auditors

The Board of Directors and Shareholders
Forward Air Corporation

We have audited the accompanying consolidated balance sheets of Forward Air Corporation as of December 31, 2003 and 2002, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forward Air Corporation at December 31, 2003 and 2002, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in fiscal 2002 the Company changed its method of accounting for goodwill.

/s/ Ernst & Young LLP

Nashville, Tennessee
January 30, 2004

Forward Air Corporation

Consolidated Balance Sheets

	December 31
	2003	2002

	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$83,539	$33,642
Short-term investments	3,000	20,274
Accounts receivable, less allowances of $1,263 in 2003 and $1,296 in 2002	31,457	28,838
Income taxes receivable	—	1,472
Inventories	399	403
Prepaid expenses and other current assets	2,669	2,027
Deferred income taxes	2,102	2,118

Total current assets	123,166	88,774
Property and equipment:
Land	2,611	2,611
Buildings	7,961	7,961
Equipment	57,336	56,382
Leasehold improvements	2,323	1,865

	70,231	68,819
Accumulated depreciation and amortization	37,319	31,646

	32,912	37,173
Goodwill, net of accumulated amortization of $1,931 in 2003 and 2002	15,588	15,588
Other intangible assets, net	—	478
Other assets	3,421	3,498

Total assets	$175,087	$145,511

	December 31
	2003	2002

	(In thousands)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$7,379	$6,695
Accrued payroll and related items	2,549	1,988
Insurance and claims accruals	4,595	4,322
Income taxes payable	716	—
Other accrued expenses	5,022	5,215
Current portion of long-term debt	—	443
Current portion of capital lease obligations	29	27

Total current liabilities	20,290	18,690
Capital lease obligations, less current portion	907	935
Deferred income taxes	6,182	7,540
Commitments and contingencies	—	—
Shareholders’ equity:
Preferred stock, $.01 par value:
Authorized shares - 5,000,000	—	—
No shares issued
Common stock, $.01 par value:
Authorized shares - 50,000,000
Issued and outstanding shares - 21,496,885 in 2003 and 21,218,046 in 2002	215	212
Additional paid-in capital	37,517	33,983
Accumulated other comprehensive income (loss)	1	(9)
Retained earnings	109,975	84,160

Total shareholders’ equity	147,708	118,346

Total liabilities and shareholders’ equity	$175,087	$145,511

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation

Consolidated Statements of Income

	Year ended December 31
	2003	2002	2001

	(In thousands, except per share data)
Operating revenue	$241,517	$226,072	$227,500
Operating expenses:
Purchased transportation	102,063	99,319	97,488
Salaries, wages and employee benefits	54,267	50,368	50,938
Operating leases	13,102	12,250	11,666
Depreciation and amortization	7,263	7,461	8,410
Insurance and claims	5,153	3,868	7,455
Other operating expenses	19,487	20,069	19,885

	201,335	193,335	195,842

Income from operations	40,182	32,737	31,658
Other income (expense):
Interest expense	(71)	(342)	(331)
Other, net	600	1,763	877

	529	1,421	546

Income before income taxes	40,711	34,158	32,204
Income taxes	14,896	12,542	12,322

Net income	$25,815	$21,616	$19,882

Basic net income per share	$1.21	$1.00	$0.92

Diluted net income per share	$1.19	$0.98	$0.89

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation

Consolidated Statements of Shareholders’ Equity

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

	(In thousands)
Balance at December 31, 2000	21,312	$213	$40,578	$42,662	$—	$83,453
Net income for 2001	—	—	—	19,882	—	19,882
Unrealized gain on securities available for sale, net of $19 tax	—	—	—	—	29	29

Comprehensive income:						19,911
Exercise of stock options	320	3	1,947	—	—	1,950
Common stock issued under employee stock purchase plan	6	—	150	—	—	150
Income tax benefit from stock options exercised	—	—	1,121	—	—	1,121

Balance at December 31, 2001	21,638	216	43,796	62,544	29	106,585
Net income for 2002	—	—	—	21,616	—	21,616
Unrealized loss on securities available for sale, net of $(18) tax	—	—	—	—	(38)	(38)

Comprehensive income:						21,578
Exercise of stock options	217	2	1,585	—	—	1,587
Common stock issued under employee stock purchase plan	6	—	116	—	—	116
Common stock repurchased under stock repurchase program	(643)	(6)	(12,511)	—	—	(12,517)
Income tax benefit from stock options exercised	—	—	997	—	—	997

Balance at December 31, 2002	21,218	212	33,983	84,160	(9)	118,346
Net income for 2003	—	—	—	25,815	—	25,815
Unrealized gain on securities available for sale, net of $6 tax	—	—	—	—	10	10

Comprehensive income:						25,825
Exercise of stock options	268	3	2,694	—	—	2,697
Common stock issued under employee stock purchase plan	11	—	210	—	—	210
Income tax benefit from stock options exercised	—	—	630	—	—	630

Balance at December 31, 2003	21,497	$215	$37,517	$109,975	$1	$147,708

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation

Consolidated Statements of Cash Flows

	Year ended December 31
	2003	2002	2001

	(In thousands)
Operating activities
Net income	$25,815	$21,616	$19,882
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,263	7,461	8,410
Loss on sale of investments	—	—	3
Loss (gain) on sale of property and equipment	126	(308)	(34)
Loss on early extinguishment of debt	—	456	—
Provision for losses on receivables	120	835	892
Provision for revenue adjustments	1,618	1,821	1,601
Deferred income taxes	(1,348)	60	167
Changes in operating assets and liabilities, net of effects from acquisition of business:
Accounts receivable	(4,357)	(2,730)	2,360
Inventories	4	(24)	60
Prepaid expenses and other current assets	(642)	415	(101)
Accounts payable and accrued expenses	1,325	1,064	(999)
Income taxes	2,188	(1,710)	2,164
Tax benefit of stock options exercised	630	997	1,121

Net cash provided by operating activities	32,742	29,953	35,526
Investing activities
Purchases of property and equipment	(2,874)	(3,913)	(4,844)
Proceeds from disposal of property and equipment	189	135	375
Acquisition of business	—	—	(2,977)
Proceeds from sales or maturities of available-for-sale securities	20,289	10,340	47,792
Purchases of available-for-sale securities	(3,000)	(7,063)	(71,373)
Other	113	58	19

Net cash provided by (used in) investing activities	14,717	(443)	(31,008)
Financing activities
Payments of long-term debt	(443)	(452)	(2,421)
Payments of capital lease obligations	(26)	(3,966)	(422)
Proceeds from exercise of stock options	2,697	1,587	1,950
Repurchase of common stock	—	(12,517)	—
Proceeds from common stock issued under employee stock purchase plan	210	116	150

Net cash (used in) provided by financing activities	2,438	(15,232)	(743)

Net increase in cash and cash equivalents	49,897	14,278	3,775
Cash and cash equivalents at beginning of year	33,642	19,364	15,589

Cash and cash equivalents at end of year	$83,539	$33,642	$19,364

Proceeds in escrow resulting from condemnation of Atlanta terminal	—	$2,600	—

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation

Notes to Consolidated Financial Statements

December 31, 2003

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

       Allowance for Doubtful Accounts

The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In circumstances in which management is aware of a specific customer’s inability to meet its financial obligations to the Company (for example, bankruptcy filings, accounts turned over for collection or litigation), the Company records a specific reserve for bad debts against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes reserves for bad debts based on the length of time the receivables are past due. Specifically, amounts that are 90 days or more past due are reserved at 50%. If circumstances change (i.e., higher than expected defaults or an unexpected material adverse change in a customer’s ability to meet its financial obligations to the Company), the estimates of the recoverability of amounts due to the Company could be reduced by a material amount. Accounts are written off after all means of collection, including legal action, have been exhausted.

Forward Air Corporation

Notes to Consolidated Financial Statements (continued)

1.     Accounting Policies (continued)

       Allowance for Revenue Adjustments

The Company’s allowance for revenue adjustments consists of amounts reserved for billing rate changes that are not captured upon load initiation. These adjustments generally arise: (1) when the sales department contemporaneously grants small rate changes (“spot quotes”) to customers that differ from the standard rates in the system, (2) when freight requires dimensionalization or is reweighed resulting in a different required rate, (3) when billing errors occur, and (4) when data entry errors occur. When appropriate, permanent rate changes are initiated and reflected in the system. The Company monitors the manual revenue adjustments closely through the employment of various controls that are in place to ensure that revenue recognition is not compromised or that fraud does not occur. During 2003, average revenue adjustments per month were approximately $141,000, on average revenue per month of $20.1 million (less than 1% of monthly revenue). In order to estimate the allowance for revenue adjustments related to ending accounts receivable, the Company prepares an analysis that considers average monthly revenue adjustments and the average lag for identifying and quantifying these revenue adjustments. Based on this analysis, the Company establishes an allowance for approximately 60-80 days (dependent upon experience in the last twelve months) of average revenue adjustments, adjusted for rebates and billing errors. The lag is periodically adjusted based on actual historical experience. Additionally, the average amount of revenue adjustments per month can vary in relation to the level of sales or based on other factors (such as personnel issues that could result in excessive manual errors or in excessive spot quotes being granted). Both of these significant assumptions are continually evaluated for validity.

       Self-Insurance Loss Reserves

Given the nature of the Company’s operating environment, the Company is subject to vehicle, workers’ compensation and health insurance claims. To mitigate a portion of these risks, the Company maintains insurance for individual vehicle claims exceeding $500,000 and workers’ compensation claims and health insurance claims exceeding $250,000. The amount of self-insurance loss reserves and loss adjustment expenses is determined based on an estimation process that uses information obtained from both company-specific and industry data, as well as general economic information. The estimation process for self-insurance loss exposure requires management to continuously monitor and evaluate the life cycle of claims. Using data obtained from this monitoring and the Company’s assumptions about the emerging trends, management develops information about the size of ultimate claims based on its historical experience and other available market information. The most significant assumptions used in the estimation process include determining the trend in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior year claims, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims.

Forward Air Corporation

Notes to Consolidated Financial Statements (continued)

1.     Accounting Policies (continued)

Management also monitors the reasonableness of the judgments made in the prior year’s estimation process (referred to as a hindsight analysis) and adjusts current year assumptions based on the hindsight analysis. Additionally, beginning in 2003, the Company utilized an actuary to evaluate open claims and estimate the ongoing development exposure.

Revenue Recognition

Operating revenue and related costs are recognized as of the date shipments are completed. No single customer accounted for more than 10% of operating revenue in 2003, 2002 or 2001.

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

Goodwill and Other Intangible Assets

Goodwill is recorded at cost based on the excess of purchase price over the fair value of assets acquired. Prior to the adoption of SFAS No. 142, Goodwill and Other Intangible Assets, on January 1, 2002, the Company amortized goodwill based on an estimated useful life of 15 years using the straight-line method. In the case of noncompete agreements, total payments are discounted using a reasonable rate of interest to arrive at the present value. Amortization of noncompete agreements is based on the present value schedules over the period of the agreement.

In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules in SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the statement. Other intangible assets continue to be amortized over their useful lives. The Company adopted SFAS No. 142 effective January 1, 2002. The Company completed the initial step of the transitional impairment test of goodwill during the second quarter of 2002 and its required annual impairment test during the second quarter of 2003, and determined that goodwill had not been impaired. Any subsequent impairment losses will be reflected in income from operations in the consolidated statements of income. Had the Company been accounting for its goodwill under SFAS No. 142 for all periods presented, the Company’s net income and earnings per share would have been as follows:

Forward Air Corporation

Notes to Consolidated Financial Statements (continued)

1.     Accounting Policies (continued)

	Twelve Months Ended December 31

	2003	2002	2001

Reported net income:	$25,815	$21,616	$19,882
Add back goodwill amortization, net of tax	—	—	658

Adjusted net income	$25,815	$21,616	$20,540

Basic earnings per share:
Reported net income	$1.21	$1.00	$0.92
Goodwill amortization, net of tax	—	—	0.03

Adjusted basic earnings per share	$1.21	$1.00	$0.95

Diluted earnings per share:
Reported net income	$1.19	$0.98	$0.89
Goodwill amortization, net of tax	—	—	0.03

Adjusted diluted earnings per share	$1.19	$0.98	$0.92

Software Development

Costs related to software developed or acquired for internal use are expensed or capitalized and then amortized in accordance with the American Institute of Certified Public Accountants Statement Of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Company uses a five-year straight line amortization for the capitalized amounts of software development costs.

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

Forward Air Corporation

Notes to Consolidated Financial Statements (continued)

1.     Accounting Policies (continued)

Comprehensive Income

Comprehensive income includes any changes in the equity of the Company from transactions and other events and circumstances from non-operational sources. Unrealized gains and losses on securities available-for-sale are included in other comprehensive income for all years presented.

Employee Stock Options

The Company grants options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the grant date. The Company accounts for employee stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants. The Company adopted the disclosure option of SFAS No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure), which requires that the information be determined as if the Company accounted for its stock options granted subsequent to December 31, 1994 under the fair value method.

For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands, except per share data):

	2003	2002	2001

Net income, as reported	$25,815	$21,616	$19,882
Pro forma compensation expense, net of tax	(2,969)	(2,736)	(3,228)

Pro forma net income	$22,846	$18,880	$16,654

Pro forma net income per share:
Basic	$1.07	$0.87	$0.77
Diluted	$1.05	$0.86	$0.75

Forward Air Corporation

Notes to Consolidated Financial Statements (continued)

1.     Accounting Policies (continued)

Recently Issued Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, sets forth criteria under which a company must consolidate certain variable interest entities. Interpretation No. 46 places increased emphasis on controlling financial interests when determining if a company should consolidate a variable interest entity. The Company will adopt the provisions of Interpretation No. 46 during the first quarter of fiscal 2004 as a result of the FASB deferring the effective date of FIN 46 for variable interests held by public companies. The Company does not anticipate adoption to materially impact the consolidated financial statements.

SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity, issued in May 2003, is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Adoption of SFAS No. 150 has not had an impact on the Company’s financial position or results of operations.

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to the 2003 presentation. These reclassifications had no effect on net income as previously reported.

2.     Acquisition of Businesses

In January 2001, the Company acquired certain assets of Expedited Delivery Services, Inc. (“Expedited”), a deferred air freight contractor to the air cargo industry based in Dallas, Texas. The Company paid approximately $3.0 million in cash for certain assets of Expedited, including approximately $1.0 million of capitalized direct and/or out-of-pocket costs related to the acquisition. The acquisition was accounted for as a purchase and, prior to the adoption of SFAS No. 142, the excess cost over fair value of the net assets acquired was amortized on a straight-line basis over a fifteen-year period. The purchase price resulted in an allocation of $3.0 million to goodwill. Unamortized goodwill at December 31, 2003, 2002 and 2001 related to the Expedited acquisition was $2.8 million.

Forward Air Corporation

Notes to Consolidated Financial Statements (continued)

2.     Acquisition of Businesses (continued)

The gross carrying amount of non-compete agreements entered into in connection with the acquisitions of businesses was $1.8 million and $1.8 million at December 31, 2003 and 2002, respectively, and accumulated amortization was $1.8 million and $1.3 million at December 31, 2003 and 2002, respectively. The amortization expense related to the non-compete agreements for the years ended December 31, 2003, 2002 and 2001 was $478,000, $453,000 and $572,000, respectively. The non-compete agreements were fully amortized as of December 31, 2003.

3.     Investments

The Company had a total of $70.6 million and $47.8 million in investments for the years ended December 31, 2003 and 2002, respectively. Of those totals, $67.6 million and $27.5 million were in short-term highly liquid investments and included in cash equivalents for the years ended December 31, 2003 and 2002, respectively. The following is a summary of available-for-sale securities included in short-term investments at December 31, 2003 and 2002 (in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized
	Cost	Gains	Losses	Fair Value

December 31, 2003
Available-for-sale securities	$3,000	$-0-	$-0-	$3,000
December 31, 2002
Available-for-sale securities	$20,289	$9	$24	$20,274

The gross realized gains on sales of available-for-sale securities totaled $-0-, $-0- and $5,000 and the gross realized losses totaled $-0-, $-0- and $8,000 in 2003, 2002 and 2001, respectively. The net adjustment to unrealized holding gain (loss) on available-for-sale securities included in other comprehensive income totaled $10,000, $(38,000) and $29,000 in 2003, 2002 and 2001, respectively. Realized gains and losses are recorded based on the specific identification of securities sold.

The net carrying value and estimated fair value of debt securities at December 31, 2003, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because the issuers of the securities may have the right to prepay obligations without prepayment penalties.

	Cost	Fair Value

Debt securities:
Due within one year	$3,000	$3,000
Due after one year through three years	—	—
Due after three years	—	—

Total debt securities with contractual maturities	$3,000	$3,000

Forward Air Corporation

Notes to Consolidated Financial Statements (continued)

4.     Credit Facilities and Long-Term Obligations

Long-term debt consists of the following:

	December 31
	2003	2002

	(In thousands)
Line of credit	$—	$—
Non-compete obligations	—	443

	—	443
Less current portion	—	443

Total long-term debt	$—	$—

The Company has a $20.0 million unsecured working capital line of credit facility, which expires in April 2005, with a Tennessee bank. Interest rates for advances under the facility vary from LIBOR plus 1.0% to 1.9% based upon covenants related to total indebtedness and cash flows, (2.2% and 2.4% at December 31, 2003 and 2002, respectively). The agreement, among other things, requires the maintenance of certain levels of net worth and other financial ratios and places certain restrictions on the Company’s ability to pay dividends. As of December 31, 2003 and 2002, the Company had no borrowings outstanding under the line of credit facility. At December 31, 2003, the Company had $16.3 million of available borrowing capacity outstanding under the line and had utilized $3.7 million of availability for outstanding letters of credit.

Interest payments during 2003, 2002 and 2001 were $71,000, $342,000 and $454,000, respectively, of which $-0-, $-0- and $123,000 were capitalized, respectively.

5.     Shareholders’ Equity and Stock Options

Preferred Stock — The Board of Directors is authorized to issue, at its discretion, up to 5.0 million shares of preferred stock, par value $.01. The terms and conditions of the preferred shares are to be determined by the Board of Directors. No shares have been issued to date.

Repurchase of Common Stock — On July 25, 2002, the Company announced that its Board of Directors approved a stock repurchase program for up to 2,000,000 shares of the Company’s common stock. The Company expects to fund the repurchases of its common stock from its cash and cash equivalents and available-for-sale securities and cash generated from operating activities. As of December 31, 2003, the Company had repurchased 629,000 shares of the Company’s common stock for $12.1 million for an average purchase price of $19.20 per share.

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

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, Accounting for Stock Based Compensation, which also requires that the information be determined as if the Company has accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2003, 2002 and 2001, respectively: risk-free interest rates of 3.7%, 4.6% and 4.7%; dividend rate of zero; volatility factors of the expected market price of the common stock of 0.5, 0.7 and 0.5; and a weighted-average expected life of the option of seven years.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options. Refer to Note 1 for the pro forma disclosures under SFAS No. 123 (as amended by SFAS No. 148).

Forward Air Corporation

Notes to Consolidated Financial Statements (continued)

5.     Shareholders’ Equity and Stock Options (continued)

A summary of the Company’s employee stock option activity and related information for the years ended December 31 follows:

	2003		2002		2001

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
	(000)	Price	(000)	Price	(000)	Price

Outstanding - beginning of year	1,063	$19	1,386	$18	1,264	$9
Granted/converted	225	21	52	29	541	31
Exercised	(268)	10	(217)	7	(320)	6
Forfeited	(36)	27	(158)	29	(99)	16

Outstanding - end of year	984	$22	1,063	$19	1,386	$18

Exercisable at end of year	502	$18	475	$14	354	$8

Options available for grant	215		404		336

Weighted-average fair value of options granted during the year	$12.11		$17.10		$17.95

The following table summarizes information about stock options outstanding as of December 31, 2003:

		Weighted-
	Number	Average	Weighted-	Number	Weighted-
Range of	Outstanding	Remaining	Average	Exercisable	Average
Exercise Price	(000)	Contractual Life	Exercise Price	(000)	Exercise Price

$2.66 - 7.42	251	4.9 years	$6.27	251	$6.27
7.43 - 26.69	449	8.1 years	22.57	126	24.88
26.70 - 37.41	284	7.5 years	34.18	125	34.88

$2.66 - 37.41	984	7.1 years	$21.77	502	$18.08

Non-Employee Director Options — In May 2003, 2002 and 2001, options to purchase 22,500, 22,500 and 22,500 shares of common stock, respectively, were granted to the non-employee directors of the Company at option prices of $23.35, $29.40 and $38.13 per share, respectively.

The options have terms of ten years and are exercisable in installments which vest over two-year periods from the date of grant. At December 31, 2003, 337,500 options are outstanding and will expire in May 2005 through May 2013, unless a non-employee director resigns or is not re-elected, in which event the options expire 90 days after the option holder is no longer a non-employee director.

Forward Air Corporation

Notes to Consolidated Financial Statements (continued)

5.     Shareholders’ Equity and Stock Options (continued)

Employee Stock Purchase Plan — The Company implemented an employee stock purchase plan effective January 1, 1996 at which time participating employees became entitled to purchase common stock through payroll deduction of up to 10% of the employee’s annual compensation. The issue price of the common stock is equal to the lesser of (1) 85% of market price on the first trading day of the semi-annual option period or (2) 85% of market price on the last trading day of the semi-annual option period. The Company has reserved 900,000 shares of common stock for issuance pursuant to the plan. At December 31, 2003, 105,607 shares had been issued under the Plan.

Earnings Per Share — The following table sets forth the computation of basic and diluted income per share (in thousands, except per share data):

	2003	2002	2001

Numerator:
Numerator for basic and diluted income per share:
Net income	$25,815	$21,616	$19,882

Denominator:
Denominator for basic income per share- weighted-average shares	21,327	21,603	21,547
Effect of dilutive stock options	380	467	701

Denominator for diluted income per share- adjusted weighted-average shares	21,707	22,070	22,248

Basic net income per share	$1.21	$1.00	$0.92

Diluted net income per share	$1.19	$0.98	$0.89

The number of options that could potentially dilute basic earnings per share in the future, but that were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive for the periods presented, were 424,000, 466,000 and 344,000 in 2003, 2002 and 2001, respectively.

Forward Air Corporation

Notes to Consolidated Financial Statements (continued)

6.     Income Taxes

The provision for income taxes consists of the following:

	2003	2002	2001

	(In thousands)
Current:
Federal	$14,333	$11,073	$10,799
State	1,911	1,409	1,356

	16,244	12,482	12,155
Deferred:
Federal	(1,253)	54	239
State	(95)	6	(72)

	(1,348)	60	167

	$14,896	$12,542	$12,322

In addition to the provision for income taxes included in the accompanying statements of income, a deferred tax provision (benefit) of $6,000, $(18,000) and $19,000 is included in other comprehensive income (loss) for the years ended December 31, 2003, 2002 and 2001, respectively.

The historical income tax expense differs from the amounts computed by applying the federal statutory rate of 35% to income before income taxes as follows:

	2003	2002	2001

	(In thousands)
Tax expense at the statutory rate	$14,249	$11,955	$11,271
State income taxes, net of federal benefit	1,180	920	835
Meals and entertainment	156	172	193
Penalties	10	26	37
Tax-exempt interest income	(231)	(325)	(265)
Other	(468)	(206)	251

	$14,896	$12,542	$12,322

Forward Air Corporation

Notes to Consolidated Financial Statements (continued)

6. Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31
	2003	2002
	(In thousands)
Deferred tax assets:
Accrued expenses	$2,230	$1,752
Allowance for doubtful accounts	479	487

Total deferred tax assets	2,709	2,239
Deferred tax liabilities:
Tax over book depreciation	4,374	4,850
Research and development expenses	1,351	1,920
Prepaid expenses deductible when paid	607	332
Other	457	559

Total deferred tax liabilities	6,789	7,661

Net deferred tax liabilities	$(4,080)	$(5,422)

The balance sheet classification of deferred income taxes is as follows:

	December 31
	2003	2002
	(In thousands)
Current assets	$2,102	$2,118
Noncurrent liabilities	(6,182)	(7,540)

	$(4,080)	$(5,422)

Total income tax payments, net of refunds, during fiscal 2003, 2002 and 2001 were $13.7 million, $12.8 million and $8.8 million, respectively.

Forward Air Corporation

Notes to Consolidated Financial Statements (continued)

7. Leases

In September 2000, the Company entered into an agreement with the Rickenbacker Port Authority (“Rickenbacker”) to lease a building located near the Company’s Columbus hub facility in Ohio. At the inception of the lease, the Company made a $2.0 million loan to Rickenbacker. The lease agreement has a ten year initial term, with two five-year renewal options. The present value of the future minimum lease payments of $0.9 million (at December 31, 2003) is included in capital lease obligations in the accompanying consolidated balance sheet. Because the lease met the criteria for classification as a capital lease, the leased building was recorded in property and equipment at $3.0 million (which represents the present value of minimum lease payments, including the $2.0 million initial payment), as it is less than the fair value at the inception date. The building is being depreciated over the initial lease term.

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

On October 25, 2002, the Company elected the early extinguishment of the obligation associated with the lease agreement on the Columbus hub facility and to exercise the related purchase option. As of the date of extinguishment, the outstanding capital lease obligation was approximately $3.4 million. With pre-payment penalties, the total amount required in satisfaction of the obligation and of the purchase option was approximately $3.9 million, resulting in a loss of approximately $456,000 from early extinguishment. This loss is included in other income, net in the accompanying 2002 consolidated statement of income.

Forward Air Corporation

Notes to Consolidated Financial Statements (continued)

7. Leases (continued)

Property and equipment include the following amounts for leases that have been capitalized:

	December 31
	2003	2002
	(In thousands)
Land	$—	$—
Buildings	3,015	3,015
Equipment	—	—

	3,015	3,015
Less accumulated amortization	533	355

	$2,482	$2,660

Amortization of assets under capital leases is included in depreciation and amortization expense.

The Company leases certain facilities under noncancellable operating leases that expire in various years through 2009. Certain of these leases may be renewed for periods varying from one to ten years.

Sublease rental income, including amounts from related parties (see Note 8) was $457,000, $562,000 and $800,000 in 2003, 2002 and 2001, respectively, and was included in operating revenue in the accompanying consolidated statements of income. The Company expects to receive aggregate future minimum rental payments under noncancelable subleases of approximately $226,000.

Future minimum rental payments under capital leases and noncancellable operating leases with initial or remaining terms in excess of one year consisted of the following at December 31, 2003:

	Capital	Operating
Fiscal Year	Leases	Leases
	(In thousands)
2004	$84	$10,032
2005	93	7,886
2006	89	5,969
2007	89	3,814
2008	89	1,431
Thereafter	1,038	49

Total minimum lease payments	1,482	$29,181

Amounts representing interest	(546)

Present value of net minimum lease payments (including current portion of $29)	$936

Forward Air Corporation

Notes to Consolidated Financial Statements (continued)

8. Transactions With Related Parties

Transactions with Landair Transport, Inc.

Scott M. Niswonger, the Chairman of the Board of the Company, owns a majority interest in the parent company of Landair Transport, Inc. (“Landair”). The Company purchases truckload transportation services from Landair. Matthew J. Jewell, Senior Vice President and General Counsel, serves in the same capacity with Landair.

During 2003, 2002 and 2001, the Company provided various operational and administrative services to Landair. The Company charged Landair $0.2 million, $0.2 million and $0.7 million, respectively, during the years ended December 31, 2003, 2002 and 2001 for these services. These amounts have been included as a reduction of salaries, wages and employee benefits in the accompanying consolidated statements of income. Landair provided various operational and administrative services to the Company and charged it $58,000, $40,000 and $104,000, respectively, during the years ended December 31, 2003, 2002 and 2001 for these services. These charges have been included in salaries, wages and employee benefits in the accompanying consolidated statements of income.

The Company purchased $0.9 million, $1.6 million and $1.7 million of truckload transportation services from Landair in 2003, 2002 and 2001, respectively, which are included in purchased transportation in the accompanying consolidated statements of income.

Landair shares certain facilities leased by the Company, and has been allocated a portion of the rent expense related thereto. The Company had a sublease with Landair pursuant to which the Company sublet to Landair a portion of the headquarters of the Company in Greeneville, Tennessee that is leased from the Greeneville-Greene County Airport Authority. The Company subleases the terminal facilities to Landair for consideration based upon the cost of such facilities to the Company and an agreed-upon percentage of usage. Sublease rental income charged to Landair in 2003, 2002 and 2001 was $28,000, $79,000 and $37,000, respectively. These amounts are included in sublease rental income disclosed in Note 7.

Transactions With Sky Night, LLC

The Company purchases air transportation services from Sky Night, LLC (“Sky Night”), a limited liability corporation owned by Scott M. Niswonger, the Chairman of the Board. The air charter expense totaled $196,000, $264,000 and $269,000 in 2003, 2002 and 2001, respectively, and is included in other operating expenses in the accompanying consolidated statements of income. In addition, the Company paid salaries and benefits of $-0-, $-0- and $104,000 for two pilots of Sky Night during 2003, 2002 and 2001, respectively.

Forward Air Corporation

Notes to Consolidated Financial Statements (continued)

8. Transactions With Related Parties (continued)

During 2001, the Company entered into an agreement to sublease hangar space at its Greeneville, Tennessee headquarters to Sky Night. The initial term of the sublease was for 12 months and the monthly rental rate was determined based on market prices for similar spaces in the area. The sublease term has been extended through July 2004. Sublease rental income charged to Sky Night in 2003, 2002 and 2001 was $34,500, $35,000 and $17,000, respectively.

9. Commitments and Contingencies

The primary claims in the Company’s business are workers’ compensation, property damage, vehicle liability and medical benefits. Most of the Company’s insurance coverage provides for self-insurance levels with primary and excess coverage which management believes is sufficient to adequately protect the Company from catastrophic claims. In the opinion of management, adequate provision has been made for all incurred claims up to the self-insured limits, including provision for estimated claims incurred but not reported.

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

Atlanta Terminal Condemnation

During the fourth quarter of 2002, the City of Atlanta filed a Petition for Condemnation and Declaration of Taking for a terminal facility owned by Transportation Properties, Inc. and leased by Forward Air, Inc., two of the Company’s wholly owned subsidiaries. The condemnation was filed in connection with the fifth runway airport expansion project at Atlanta Hartsfield International Airport. According to the 2002 condemnation petition, the City of Atlanta had taken ownership of the property and building and deposited $2.6 million into the Registry of the Court as compensation to Transportation Properties, Inc. The Company filed a protest to the City of Atlanta’s evaluation of the property and building and also challenged the method of condemnation it utilized. Prior to December 2003, the City of Atlanta destroyed the condemned building in conjunction with the runway expansion project. On or about December 30, 2003, the Superior Court of Clayton County, Georgia (the “Court”) ruled that the City of Atlanta’s method of condemnation was improper and returned ownership of the land to the Company.

Forward Air Corporation

Notes to Consolidated Financial Statements (continued)

9. Commitments and Contingencies (continued)

During January 2004, the City of Atlanta filed a second condemnation petition to obtain title to the land. In connection with this second petition, the City of Atlanta deposited an additional $1.3 million into the Registry of the Court, which was the City of Atlanta’s estimated fair market value of the land. The City of Atlanta petitioned the Court and was granted the right to withdraw the original $2.6 million escrow balance it paid into the Court as part of the first petition for condemnation. The Company and its outside counsel believe that the December 30, 2003 ruling by the Court and the City of Atlanta’s actions subsequent to the first condemnation have given rise to additional theories of recovery. The Company is not challenging the method of condemnation set forth in the second petition but is challenging the $1.3 million valuation of the land and the withdrawal of the original $2.6 million escrow balance.

Additionally, the Company has claims for damages arising from the City of Atlanta’s destruction of the Company’s building during the wrongful possession of the property by the City of Atlanta. Currently, the Company is awaiting a trial setting on all issues of damages relating to the first and second condemnations of this property. As a result of the events up to and subsequent to December 31, 2003, the Company has recorded an escrow balance in other assets for $1.3 million (land value) and a long-term receivable of $1.3 million (building value as originally determined in the 2002 condemnation petition) from the City of Atlanta.

In July 2003, we moved into a new 63,550 square foot Atlanta terminal facility. The initial term under the Atlanta lease expires in June 2008.

Litigation Against U.S. Xpress

In conjunction with the Company’s acquisition of DTSI in December 2000, the Company alleged that U.S. Xpress Enterprises, Inc. (“U.S. Xpress”) illegally interfered with the delivery of DTSI freight and gained illegal access to certain of the Company’s trade secrets. The Company brought legal action against U.S. Xpress for these allegations. During the fourth quarter of 2002, the Company reached a settlement agreement with U.S. Xpress whereby U.S. Xpress agreed to pay the Company $1.3 million. This gain is reflected in other income, net on the accompanying 2002 consolidated statement of income.

Contractual Obligations and Commercial Commitments

At December 31, 2003, the Company had outstanding orders for 150 trailers with a cost of approximately $3.0 million which will be delivered and paid for in 2004.

Forward Air Corporation

Notes to Consolidated Financial Statements (continued)

10. Employee Benefit Plan

The Company has a retirement savings plan (the “401(k) Plan”). The 401(k) Plan is a defined contribution plan whereby employees who have completed 90 days of service, a minimum of 1,000 hours of service and are age 21 or older are eligible to participate. The 401(k) Plan allows eligible employees to make contributions of 2% to 15% of their annual compensation. Employer contributions were made at 25% during 2003, 2002 and 2001 of the employee’s contribution up to a maximum of 6% for all periods presented of total annual compensation except where government limitations prohibit.

Employer contributions vest 20% after two years of service and continue vesting 20% per year until fully vested. The Company’s matching contribution included in operations for 2003, 2002 and 2001 was approximately $158,000, $170,000 and $191,000, respectively.

11. Financial Instruments

Off Balance Sheet Risk

At December 31, 2003, the Company had letters of credit outstanding totaling $3.7 million, all of which guarantee obligations carried off the balance sheet.

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

Forward Air Corporation

Notes to Consolidated Financial Statements (continued)

11. Financial Instruments (continued)

Accounts receivable and accounts payable: The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair value.

Long-and short-term debt: The fair value of the Company’s capital lease obligations is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements, and does not differ materially from the carrying amount.

12. Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2003 and 2002:

	2003
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Operating revenue	$56,646	$59,174	$60,513	$65,184
Income from operations	8,571	10,017	10,019	11,575
Net income	5,435	6,349	6,329	7,702
Net income per share:
Basic	$0.26	$0.30	$0.30	$0.36
Diluted	$0.25	$0.29	$0.29	$0.35

	2002
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Operating revenue	$52,898	$56,355	$57,447	$59,373
Income from operations	7,790	8,492	7,214	9,241
Net income	4,897	5,349	4,560	6,810
Net income per share:
Basic	$0.23	$0.25	$0.21	$0.32
Diluted	$0.22	$0.24	$0.21	$0.31

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

Forward Air Corporation

Schedule II — Valuation and Qualifying Accounts

Col. A	Col. B	Col. C		Col. D		Col. E
		Additions
		(1)	(2)
		Charged	Charged
	Balance at	to Costs	to Other			Balance at
	Beginning	and	Accounts-	Deductions-		End of
Description	of Period	Expenses	Describe	Describe		Period
	(In thousands)
Year ended December 31, 2003:
Allowance for doubtful accounts	$898	$120	$—	$75	(2)	$943
Allowance for revenue adjustments(1)	398	1,618	—	1,696	(3)	320

	1,296	1,738	—	1,771		1,263
Year ended December 31, 2002:
Allowance for doubtful accounts	$749	$835	$—	$686	(2)	$898
Allowance for revenue adjustments(1)	318	1,821	—	1,741	(3)	398

	1,067	2,656	—	2,427		1,296
Year ended December 31, 2001:
Allowance for doubtful accounts	$866	$892	$—	$1,009	(2)	$749
Allowance for revenue adjustments(1)	318	1,601	—	1,601	(3)	318

	1,184	2,493	—	2,610		1,067

(1)	Represents an allowance for adjustments to accounts receivable due to disputed rates, accessorial charges and other aspects of previously billed shipments.

(2)	Uncollectible accounts written off, net of recoveries.

(3)	Adjustments to billed accounts receivable.

S-1

EXHIBIT INDEX

			Exhibit No. in
Exhibit No. Under			Document Where
Item 601 of			Incorporated by
Regulation S-K			Reference
3.1(h)	-	Restated Charter of the registrant	3

3.2(e)	-	Bylaws of the registrant, as amended	3.1

4.1(b)	-	Form of Landair Services, Inc. Common Stock Certificate	4.1

4.2(e)	-	Form of Forward Air Corporation Common Stock Certificate	4.1

4.3(h)	-	Rights Agreement, dated May 18, 1999, between the registrant and SunTrust Bank, Atlanta, N.A., including the Form of Rights Certificate (Exhibit A) and the Form of Summary of Rights (Exhibit B)	4

10.1(d)	-	Registrant’s Restated Employee Stock Purchase Plan	10

10.2(c)	-	Registrant’s Amended and Restated Stock Option and Incentive Plan*	10.1

10.3(b)	-	Lease Agreement, dated July 27, 1981, between the Greeneville-Greene County Airport Authority and General Aviation of Tennessee, Inc., as assumed by the registrant by agreement, dated May 10, 1988	10.18

10.4(b)	-	Assignment, Assumption and Release Agreement, dated May 10, 1988, between Greeneville-Greene County Airport, General Aviation, Inc., and the registrant	10.19

10.5(a)	-	Air Carrier Certificate, effective August 28, 2003	—

			Exhibit No. in
Exhibit No. Under			Document Where
Item 601 of			Incorporated by
Regulation S-K			Reference
10.6(c)	-	Registrant’s Non-Employee Director Stock Option Plan*	10.2

10.7(a)	-	Amendment to the Non-Employee Director Stock Option Plan*	—

10.8(e)	-	Amended and Restated Loan and Security Agreement, dated as of September 10, 1998, between First Tennessee Bank National Association and the registrant	10.5

10.9(n)	-	Modification Agreement (to Amended and Restated Loan and Security Agreement), dated as of June 18, 2002, among the registrant, First Tennessee Bank National Association, FAF, Inc., Forward Air, Inc. and Transportation Properties, Inc.	10.1

10.10(a)	-	Employment Agreement between the registrant and Bruce A. Campbell*	—

10.11(a)	-	Incentive Stock Option Agreement between the registrant and Bruce A. Campbell*	—

10.12(a)	-	Noncompetition Agreement between the registrant and Bruce A. Campbell	—

10.13(g)	-	1999 Stock Option and Incentive Plan*	10.1

10.14(a)	-	Amendment to the 1999 Stock Option and Incentive Plan*	—

10.15(k)	-	Non-Qualified Stock Option Agreement dated August 21, 2000 between the registrant and Ray A. Mundy*	10.1

10.16(m)	-	Forward Air Corporation Section 125 Plan	10.18

14.1(a)	-	Code of Ethics	—

21.1(l)	-	Subsidiaries of the registrant	21.1

23.1(a)	-	Consent of Ernst & Young LLP	—

Exhibit No. in
Exhibit No. Under			Document Where
Item 601 of			Incorporated by
Regulation S-K			Reference
31.1(a)	-	Certification Pursuant to 15 U.S.C. Section 10A, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Bruce A. Campbell, President and Chief Executive Officer of the registrant	—

31.2(a)	-	Certification Pursuant to 15 U.S.C. Section 10A, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Andrew C. Clarke, Chief Financial Officer, Senior Vice President and Treasurer of the registrant	—

32.1(a)	-	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Bruce A. Campbell, President and Chief Executive Officer of the registrant	—

32.2(a)	-	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew C. Clarke, Chief Financial Officer, Senior Vice President and Treasurer of the registrant	—

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

*Management contract or compensatory plan or arrangement.