Form 10-Q
period 2004-03-31
FORWARD AIR CORP
filed 2004-05-03
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2004
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

YES ☒      NO ☐

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of April 23, 2004 was 21,512,025.

Forward Air Corporation

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Forward Air Corporation

Condensed Consolidated Balance Sheets

	March 31, 2004	December 31, 2003
	(Unaudited)	(Note 1)
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$87,349	$83,539
Short-term investments	6,000	3,000
Accounts receivable, less allowance of $1,080 in 2004 and $1,263 in 2003	32,468	31,457
Other current assets	4,641	5,170

Total current assets	130,458	123,166
Property and equipment	73,145	70,231
Less accumulated depreciation and amortization	38,976	37,319

	34,169	32,912
Other assets	19,067	19,009

Total assets	$183,694	$175,087

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$6,833	$7,379
Accrued expenses	14,088	12,882
Current portion of capital lease obligations	29	29

Total current liabilities	20,950	20,290
Capital lease obligations, less current portion	899	907
Deferred income taxes	7,000	6,182
Shareholders’ equity:
Preferred stock	—	—
Common stock, $.01 par value:
Authorized shares - 50,000,000
Issued and outstanding shares - 21,510,775 in 2004 and 21,496,885 in 2003	215	215
Additional paid-in capital	37,846	37,517
Accumulated other comprehensive income	1	1
Retained earnings	116,783	109,975

Total shareholders’ equity	154,845	147,708

Total liabilities and shareholders’ equity	$183,694	$175,087

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation

Condensed Consolidated Statements of Income

(Unaudited)

	Three months ended
	March 31, 2004	March 31, 2003
	(In thousands, except per share data)
Operating revenue	$64,303	$56,646
Operating expenses:
Purchased transportation	26,994	23,957
Salaries, wages and employee benefits	14,673	12,998
Operating leases	3,262	3,086
Depreciation and amortization	1,699	1,777
Insurance and claims	1,423	1,324
Other operating expenses	5,517	4,933

	53,568	48,075

Income from operations	10,735	8,571
Other income (expense):
Interest expense	(14)	(21)
Other, net	177	146

	163	125

Income before income taxes	10,898	8,696
Income taxes	4,090	3,261

Net income	$6,808	$5,435

Income per share:
Basic	$0.32	$0.26

Diluted	$0.31	$0.25

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31, 2004	March 31, 2003
	(In thousands)
Operating activities:
Net income	$6,808	$5,435

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,699	1,777
Gain on sale of property and equipment	(7)	—
Deferred income taxes	818	495
Changes in operating assets and liabilities:
Accounts receivable	(1,011)	(1,349)
Inventories	9	62
Prepaid expenses and other assets	520	(269)
Accounts payable and accrued expenses	640	(622)
Income taxes	20	143
Tax benefit of stock options exercised	59	31

Net cash provided by operating activities	9,555	5,703
Investing activities:
Proceeds from disposal of property and equipment	9	—
Purchases of property and equipment	(2,958)	(550)
Proceeds from sales or maturities of available-for-sale securities	—	14,014
Purchases of available-for-sale securities	(3,000)	(2,000)
Other	(58)	(4)

Net cash provided by (used in) investing activities	(6,007)	11,460
Financing activities:
Payments of long-term debt	—	(118)
Payments of capital lease obligations	(8)	(7)
Proceeds from exercise of stock options	633	147
Repurchase of common stock	(363)	—

Net cash provided by financing activities	262	22

Net increase in cash and cash equivalents	3,810	17,185
Cash and cash equivalents at beginning of period	83,539	33,642

Cash and cash equivalents at end of period	$87,349	$50,827

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)
March 31, 2004

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Forward Air Corporation Annual Report on Form 10-K for the year ended December 31, 2003.

The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date, but does not include all of the financial information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

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

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

2. Employee Stock Options (continued)

For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands, except per share data):

	Three months ended
	March 31, 2004	March 31, 2003
Net income, as reported	$6,808	$5,435
Pro forma compensation expense, net of tax	657	1,079

Pro forma net income	6,151	4,356

As reported net income per share:
Basic	$0.32	$0.26
Diluted	$0.31	$0.25
Pro forma net income per share:
Basic	$0.29	$0.21
Diluted	$0.28	$0.20

3. Comprehensive Income

Comprehensive income includes any changes in the equity of the Company from transactions and other events and circumstances from non-owner sources. Comprehensive income for the quarter ended March 31, 2004 and 2003 was $6.8 million and $5.4 million, respectively, which includes $-0- and $10,000 in unrealized gains, respectively, on available-for-sale securities.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

4. Net Income Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended
	March 31, 2004	March 31, 2003
Numerator:
Numerator for basic and diluted income per share — net income	$6,808	$5,435
Denominator:
Denominator for basic income per share — weighted-average shares	21,510	21,227
Effect of dilutive stock options	371	368

Denominator for diluted income per share — adjusted weighted-average shares	21,881	21,595

Basic income per share	$0.32	$0.26

Diluted income per share	$0.31	$0.25

5. Income Taxes

For the three months ended March 31, 2004, the effective income tax rate varied from the statutory federal income tax rate of 35% primarily as a result of the effect of state income taxes, net of the federal benefit, and permanent differences.

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

7. Impact of Recently Issued Accounting Standards

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, sets forth criteria under which a company must consolidate certain variable interest entities. Interpretation No. 46 places increased emphasis on controlling financial interests when determining if a company should consolidate a variable interest entity. The Company adopted the provisions of Interpretation No. 46 during the first quarter of fiscal 2004. The adoption of FIN 46 had no impact on the Company’s financial position or results from operations.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We provide scheduled ground transportation of cargo on a time-definite basis. As a result of our established transportation schedule and network of terminals, our operating cost structure includes significant fixed costs. Our ability to improve our operating margins will depend on, among other things, our ability to increase the volume of freight moving through our network. Additional information regarding our business is described in the 2003 Annual Report on Form 10-K.

Critical Accounting Policies

A summary of significant accounting policies is disclosed in Note 1 to the Consolidated Financial Statements included in the 2003 Annual Report on Form 10-K. Our critical accounting policies are further described under the caption “Discussion of Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the 2003 Annual Report on Form 10-K. There have been no changes in the nature of our critical accounting policies or the application of those policies since December 31, 2003.

Risk Factors

A summary of factors which could affect results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us are further described under the caption “Risk Factors” in the Business portion of the 2003 Annual Report on Form 10-K. There have been no changes in the nature of these factors since December 31, 2003.

Results of Operations

The following table shows the percentage relationship of expense items to operating revenue for the periods indicated. In the accompanying discussion, all percentage figures are percent of operating revenue with the exception of revenue growth rates.

	Three months ended
	March 31, 2004	March 31, 2003
Operating revenue	100.0%	100.0%
Operating expenses:
Purchased transportation	42.0	42.3
Salaries, wages and employee benefits	22.8	23.0
Operating leases	5.1	5.5
Depreciation and amortization	2.6	3.1
Insurance and claims	2.2	2.3
Other operating expenses	8.6	8.7

	83.3	84.9
Income from operations	16.7	15.1
Other income (expense):
Other, net	0.2	0.3

	0.2	0.3

Income before income taxes	16.9	15.4
Income taxes	6.3	5.8

Net income	10.6%	9.6%

Three Months Ended March 31, 2004 compared to Three Months Ended March 31, 2003

Operating revenue increased by $7.7 million, or 13.5%, to $64.3 million in the first quarter of 2004 from $56.6 million in the same period of 2003. This increase resulted from an increase in traditional linehaul revenue of $5.8 million to $54.4 million, an increase in logistics revenue of $0.6 million to $5.1 million and an increase in other accessorial revenue of $1.3 million to $4.8 million. Traditional linehaul revenue was impacted by an increase in average weekly tonnage of 8.3% and a 1.6% increase in average revenue per pound, including the impact of fuel surcharge, versus the first quarter of 2003.

Purchased transportation represented 42.0% of operating revenue in the first quarter of 2004 compared to 42.3% in the same period of 2003. The decrease in purchased transportation as a percent of operating revenue was primarily the result of an increase in operating revenue. For the first quarter of 2004, traditional linehaul and logistics purchased transportation costs represented 41.3% and 67.4%, respectively, of operating revenue versus 40.3% and 71.8%, respectively, during the same period in 2003.

Salaries, wages and employee benefits were 22.8% of operating revenue in the first quarter of 2004 compared to 23.0% for the same period of 2003. The decrease in salaries, wages and employee benefits as a percentage of operating revenue was attributed to a 0.2% decrease in salaries and wages, including incentives. While we spent more on a dollar basis in this area, the increase in operating revenue was greater than the increase in the amount spent on salaries and wages.

Operating leases, the largest component of which is facility rent, were 5.1% of operating revenue in the first quarter of 2004 compared to 5.5% in the same period of 2003. The decrease in operating leases as a percentage of operating revenue between periods was primarily attributable to an increase in operating revenue as the actual dollar amount for operating leases increased during the period. We had approximately the same number of leased facilities in the first quarter 2004, although we expanded the square footage in several markets, when compared to the prior-year period.

Depreciation and amortization expense as a percentage of operating revenue was 2.6% in the first quarter of 2004, compared to 3.1% in the same period of 2003. The decrease in depreciation and amortization expense as a percentage of operating revenue was primarily attributable to an increase in operating revenue. The actual dollar amount for depreciation and amortization decreased during the quarter as the result of the completion of the amortization of non-compete agreements. This decrease was offset by an increase in depreciation expense associated with new equipment we purchased during the quarter.

Insurance and claims were 2.2% of operating revenue in the first quarter of 2004, compared to 2.3% in the same period of 2003. The decrease in insurance and claims as a percentage of operating revenue resulted from an increase in operating revenue. Amounts paid for insurance decreased by 0.3% of operating revenue while claims expense increased by 0.1%.

Other operating expenses were 8.6% of operating revenue in the first quarter of 2004 compared to 8.7% in the same period of 2003. The decrease in other operating expenses as a percentage of operating revenue was attributable to an increase in operating revenue. Taxes and license fees and miscellaneous operating expenses decreased by 0.2% and 0.2% of operating revenue, respectively. These decreases were offset by increases in communication and utility expenses of 0.1% and miscellaneous corporate expenses of 0.2% during the quarter, including professional fees associated with a recently completed board member search.

Income from operations increased by $2.1 million, or 24.4%, to $10.7 million for the first quarter of 2004 compared with $8.6 million for the same period in 2003. The increase in income from operations was primarily a result of the increase in operating revenue which was offset by an increase in operating costs associated with operating the network.

Interest expense was $14,000, or less than 0.1% of operating revenue, in the first quarter of 2004, compared with $21,000, or less than 0.1% of operating revenue, for the same period in 2003. The decrease in interest expense was attributed to lower average net borrowings during the period.

Other income, net was $177,000, or 0.2% of operating revenue, in the first quarter of 2004, compared to $146,000, or 0.3%, for the same period in 2003. The increase in other income, net resulted from lower yields on higher balances in both cash and cash equivalents and available-for-sale securities during the first quarter of 2004.

The combined federal and state effective tax rate for the first quarter of 2004 was 37.5% compared to a rate of 37.5% for the same period in 2003.

As a result of the foregoing factors, net income increased by $1.4 million, or 25.9%, to $6.8 million for the first quarter of 2004, compared to $5.4 million for the same period in 2003.

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital purchases, with cash flows from operations and borrowings under our bank lines of credit. Net cash provided by operating activities totaled approximately $9.6 million for the three months ended March 31, 2004, compared with $5.7 million in the same period of 2003.

Net cash used in investing activities was approximately $6.0 million for the three months ended March 31, 2004 compared with $11.5 million in the same period of 2003. Investing activities consisted primarily of the purchase and sale or maturities of available-for-sale securities and the purchase of operating equipment and management information systems during the three months ended March 31, 2004.

Net cash provided by financing activities totaled approximately $0.3 million for the three months ended March 31, 2004 compared with approximately $22,000 for the same period of 2003. Financing activities included the repayment of long-term debt and capital leases, proceeds received from the exercise of stock options and repurchases of our common stock.

Our credit facility consists of a working capital line of credit. As long as we comply with the financial covenants and ratios, the credit facility permits us to borrow up to $20.0 million less the amount of any outstanding letters of credit. Interest rates for advances under the facility vary based on how our performance measures against covenants related to total indebtedness, cash flows, results of operations and other ratios. The facility bears interest at LIBOR plus 1.0% to 1.9%, expires in April 2005 and is unsecured. At March 31, 2004, we had $-0- outstanding under the line of credit facility and had utilized $3.7 million of availability for outstanding letters of credit. We were in compliance with the financial covenants and ratios under the credit facility at March 31, 2004.

On July 25, 2002, we announced that our Board of Directors approved a stock repurchase program for up to 2,000,000 shares of our common stock. We expect to fund the repurchases of our common stock from cash and cash equivalents and available-for-sale securities and cash generated from operating activities. We repurchased 12,000 of our shares during the first quarter of 2004. Since inception, we have repurchased 641,000 shares of our common stock for $12.5 million for an average purchase price of $19.41 per share.

Management believes that our available cash, investments, expected cash generated from future operations and borrowings under available credit facilities will be sufficient to satisfy our anticipated cash needs for at least the next twelve months.

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

Item 3. Quantitative and Qualitative Disclosure of Market Risk

Our exposure to market risk related to our remaining outstanding debt and available-for-sale securities is not significant and has not changed materially since December 31, 2003.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2004, our principal executive officer and principal financial officer, under the supervision and with the participation of management, have evaluated our disclosure controls and procedures as defined in Exchange Act Rule 13(a)-14(c) and have determined that such controls and procedures are effective.

Changes in Internal Controls

The evaluation referred to above did not identify any change in our internal control over financial reporting that occurred in the period covered by this report that has materially affected or is reasonably likely to materially affect our internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

We are, from time to time, a party to litigation arising in the normal course of our business, most of which involve claims for personal injury and property damage incurred in connection with the transportation of freight. Management believes that none of these actions, individually or in the aggregate, will have a material adverse effect on our financial condition or results of operations.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information with respect to purchases we made of shares of our common stock during each month in the quarter ended March 31, 2004:

			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	Be Purchased Under
Period	Shares Purchased	per Share	Announced Program	the Program (1)
January 1-31, 2004	—	—	—
February 1-29, 2004	—	—	—
March 1-31, 2004	12,000	$30.24	12,000	1,359,000

Total	12,000	$30.24	12,000	1,359,000

(1)	On July 25, 2002, we announced that our Board of Directors approved a stock repurchase program for up to 2,000,000 shares of our common stock.

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

Forward Air Corporation

Date: May 3, 2004	By:	/s/ Andrew C. Clarke

Andrew C. Clarke Chief Financial Officer and Senior Vice President

EXHIBIT INDEX

No.	Exhibit
31.1	Certification Pursuant to 15 U.S.C. Section 10A, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Bruce A. Campbell, President and Chief Executive Officer of Forward Air Corporation

31.2	Certification Pursuant to 15 U.S.C. Section 10A, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Andrew C. Clarke, Chief Financial Officer, Senior Vice President and Treasurer of Forward Air Corporation

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Bruce A. Campbell, President and Chief Executive Officer of Forward Air Corporation

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew C. Clarke, Chief Financial Officer, Senior Vice President and Treasurer of Forward Air Corporation