Form 10-Q
period 2004-06-30
FORWARD AIR CORP
filed 2004-08-02
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004
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

YES   X      NO

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of July 29, 2004 was 21,525,809.

Forward Air Corporation

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Forward Air Corporation

Condensed Consolidated Balance Sheets

	June 30, 2004	December 31, 2003
	(Unaudited)	(Note 1)
	(In thousands, except share data)
Assets
Current assets:
Cash and cash equivalents	$93,866	$83,539
Short-term investments	6,000	3,000
Accounts receivable, less allowance of $1,107 in 2004 and $1,263 in 2003	33,829	31,457
Other current assets	6,570	5,170

Total current assets	140,265	123,166
Property and equipment	73,381	70,231
Less accumulated depreciation and amortization	40,611	37,319

	32,770	32,912
Other assets	19,093	19,009

Total assets	$192,128	$175,087

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$6,906	$7,379
Accrued expenses	13,984	12,882
Current portion of capital lease obligations	29	29

Total current liabilities	20,919	20,290
Capital lease obligations, less current portion	892	907
Deferred income taxes	8,022	6,182
Shareholders’ equity:
Preferred stock	—	—
Common stock, $.01 par value:
Authorized shares - 50,000,000
Issued and outstanding shares – 21,478,384 in 2004 and 21,496,885 in 2003	215	215
Additional paid-in capital	36,788	37,517
Accumulated other comprehensive income	2	1
Retained earnings	125,290	109,975

Total shareholders’ equity	162,295	147,708

Total liabilities and shareholders’ equity	$192,128	$175,087

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation

Condensed Consolidated Statements of Income

(Unaudited)

	Three months ended		Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
	(In thousands, except per share data)
Operating revenue	$68,410	$59,174	$132,713	$115,820
Operating expenses:
Purchased transportation	27,925	24,698	54,919	48,655
Salaries, wages and employee benefits	15,110	13,424	29,783	26,422
Operating leases	3,191	3,289	6,453	6,375
Depreciation and amortization	1,696	1,775	3,395	3,552
Insurance and claims	1,827	1,308	3,249	2,632
Other operating expenses	5,257	4,663	10,776	9,596

	55,006	49,157	108,575	97,232

Income from operations	13,404	10,017	24,138	18,588
Other income (expense):
Interest expense	(14)	(18)	(28)	(39)
Other, net	222	161	399	307

	208	143	371	268

Income before income taxes	13,612	10,160	24,509	18,856
Income taxes	5,104	3,811	9,194	7,072

Net income	$8,508	$6,349	$15,315	$11,784

Income per share:
Basic	$0.40	$0.30	$0.71	$0.55

Diluted	$0.39	$0.29	$0.70	$0.54

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six months ended
	June 30, 2004	June 30, 2003
	(In thousands)
Operating activities:
Net income	$15,315	$11,784
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,395	3,552
Loss on sale of property and equipment	34	38
Deferred income taxes	1,840	1,089
Changes in operating assets and liabilities:
Accounts receivable	(2,372)	1,022
Inventories	52	19
Prepaid expenses and other assets	(1,452)	(1,513)
Accounts payable and accrued expenses	1,149	(1,177)
Income taxes	(520)	(701)
Tax benefit of stock options exercised	92	337

Net cash provided by operating activities	17,533	14,450
Investing activities:
Proceeds from disposal of property and equipment	8	—
Purchases of property and equipment	(3,294)	(2,040)
Proceeds from sales or maturities of available-for-sale securities	—	17,260
Purchases of available-for-sale securities	(3,000)	(2,999)
Other	(84)	40

Net cash (used in) provided by investing activities	(6,370)	12,261
Financing activities:
Payments of long-term debt	—	(238)
Payments of capital lease obligations	(15)	(13)
Proceeds from exercise of stock options	859	508
Common stock issued under employee stock purchase plan	130	95
Repurchase of common stock	(1,810)	—

Net cash (used in) provided by financing activities	(836)	352

Net increase in cash and cash equivalents	10,327	27,063
Cash and cash equivalents at beginning of period	83,539	33,642

Cash and cash equivalents at end of period	$93,866	$60,705

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)
June 30, 2004

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the consolidated financial statements and footnotes thereto included in the Forward Air Corporation Annual Report on Form 10-K for the year ended December 31, 2003.

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

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

2. Employee Stock Options (continued)

For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands, except per share data):

	Three months ended		Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Net income, as reported	$8,508	$6,349	$15,315	$11,784
Pro forma compensation expense, net of tax	(655)	(676)	(1,312)	(1,755)

Pro forma net income	$7,853	$5,673	$14,003	$10,029

As reported net income per share:
Basic	$0.40	$0.30	$0.71	$0.55
Diluted	$0.39	$0.29	$0.70	$0.54
Pro forma net income per share:
Basic	$0.37	$0.27	$0.65	$0.47
Diluted	$0.36	$0.26	$0.64	$0.46

3. Comprehensive Income

Comprehensive income includes any changes in the equity of the Company from transactions and other events and circumstances from non-owner sources. Comprehensive income for the quarter and six months ended June 30, 2004 was $8.5 million and $15.3 million, respectively, which includes $1,000 and $1,000 in unrealized gains, respectively, on available-for-sale securities. Comprehensive income for the quarter and six months ended June 30, 2003 was $6.4 million and $11.8 million, respectively, which includes $37,000 and $47,000 in unrealized gains, respectively, on available-for-sale securities.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

4. Net Income Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended		Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Numerator:
Numerator for basic and diluted income per share - net income	$8,508	$6,349	$15,315	$11,784
Denominator:
Denominator for basic income per share - weighted-average shares	21,497	21,276	21,503	21,251
Effect of dilutive stock options	301	388	276	378

Denominator for diluted income per share - adjusted weighted-average shares	21,798	21,664	21,779	21,629

Basic income per share	$0.40	$0.30	$0.71	$0.55

Diluted income per share	$0.39	$0.29	$0.70	$0.54

5. Income Taxes

For the three and six months ended June 30, 2004 and 2003, the effective income tax rate varied from the statutory federal income tax rate of 35% primarily as a result of the effect of state income taxes, net of the federal benefit, and permanent differences.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We provide scheduled ground transportation of cargo on a time-definite basis. As a result of our established transportation schedule and network of terminals, our operating cost structure includes significant fixed costs. Our ability to improve our operating margins will depend on, among other things, our ability to increase the volume of freight moving through our network. Additional information regarding our business is described in our 2003 Annual Report on Form 10-K.

Critical Accounting Policies

A summary of significant accounting policies is disclosed in Note 1 to the Consolidated Financial Statements included in our 2003 Annual Report on Form 10-K. Our critical accounting policies are further described under the caption “Discussion of Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2003 Annual Report on Form 10-K. There have been no changes in the nature of our critical accounting policies or the application of those policies since December 31, 2003.

Risk Factors

A summary of factors which could affect results and cause results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf, are further described under the caption “Risk Factors” in the Business portion of our 2003 Annual Report on Form 10-K. There have been no changes in the nature of these factors since December 31, 2003.

Results of Operations

The following table shows the percentage relationship of expense items to operating revenue for the periods indicated. In the accompanying discussion, all percentage figures are percent of operating revenue with the exception of revenue growth rates.

	Three months ended		Six months ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003
Operating revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Purchased transportation	40.8	41.7	41.4	42.0
Salaries, wages and employee benefits	22.1	22.7	22.4	22.8
Operating leases	4.7	5.6	4.9	5.5
Depreciation and amortization	2.5	3.0	2.6	3.1
Insurance and claims	2.7	2.2	2.4	2.3
Other operating expenses	7.6	7.9	8.1	8.3

	80.4	83.1	81.8	84.0
Income from operations	19.6	16.9	18.2	16.0
Other income (expense):
Other, net	0.3	0.3	0.3	0.3

	0.3	0.3	0.3	0.3

Income before income taxes	19.9	17.2	18.5	16.3
Income taxes	7.5	6.5	7.0	6.1

Net income	12.4%	10.7%	11.5%	10.2%

Three Months Ended June 30, 2004 compared to Three Months Ended June 30, 2003

Operating revenue increased by $9.2 million, or 15.5%, to $68.4 million in the second quarter of 2004 from $59.2 million in the same period of 2003. This increase resulted from an increase in traditional linehaul revenue of $7.3 million to $57.5 million, an increase in logistics revenue of $1.4 million to $6.1 million and an increase in other accessorial revenue of $0.5 million to $4.8 million. Traditional linehaul revenue was impacted by an increase in average weekly tonnage of 14.4% and a 0.2% increase in average revenue per pound, including the impact of fuel surcharge, versus the second quarter of 2003.

Purchased transportation represented 40.8% of operating revenue in the second quarter of 2004 compared to 41.7% in the same period of 2003. The decrease in purchased transportation as a percent of operating revenue was primarily the result of increases in volume, rates and efficiencies in the traditional linehaul and logistics business, which was offset, in part, by higher per mile costs. For the second quarter of 2004, traditional linehaul and logistics purchased transportation costs represented 39.5% and 65.7%, respectively, of operating revenue versus 40.5% and 70.3%, respectively, during the same period in 2003.

Salaries, wages and employee benefits were 22.1% of operating revenue in the second quarter of 2004 compared to 22.7% for the same period of 2003. While we spent more on a dollar basis in this area, the increase in operating revenue was greater than the increase in the amount spent on salaries and wages. Salaries and wages, including incentives, decreased by 0.4% of operating revenue and workers’ compensation costs decreased by 0.2% versus last quarter. These decreases were offset, in part, by a 0.1% of operating revenue increase in health care costs during the quarter.

Operating leases, the largest component of which is facility rent, were 4.7% of operating revenue in the second quarter of 2004 compared to 5.6% in the same period of 2003. The decrease in operating leases as a percentage of operating revenue between periods was primarily attributable to an increase in operating revenue as the actual dollar amount for operating leases remained essentially flat during the period. We had the same number of leased facilities in the second quarter 2004, although we expanded the square footage in several markets, when compared to the prior-year period.

Depreciation and amortization expense as a percentage of operating revenue was 2.5% in the second quarter of 2004, compared to 3.0% in the same period of 2003. The decrease in depreciation and amortization expense as a percentage of operating revenue was primarily attributable to an increase in operating revenue. The actual dollar amount for depreciation and amortization decreased during the quarter as the result of the completion of the amortization of non-compete agreements. This decrease was offset by an increase in depreciation expense associated with new equipment we put into service since the second quarter of 2003.

Insurance and claims were 2.7% of operating revenue in the second quarter of 2004, compared to 2.2% in the same period of 2003. The increase in insurance and claims as a percentage of operating revenue resulted from an increase in the severity of claims during the quarter. Amounts paid for insurance decreased by 0.3% of operating revenue while claims expense increased by 0.8%.

Other operating expenses were 7.6% of operating revenue in the second quarter of 2004 compared to 7.9% in the same period of 2003. The decrease in other operating expenses as a percentage of operating revenue was attributable to an increase in operating revenue. Taxes and license fees and operating expenses decreased by 0.2% and 0.2% of operating revenue, respectively. These decreases were offset by increases in miscellaneous corporate expenses of 0.1% of operating revenue during the quarter.

Income from operations increased by $3.4 million, or 34.0%, to $13.4 million for the second quarter of 2004 compared with $10.0 million for the same period in 2003. The increase in income from operations was primarily a result of the increase in operating revenue which was offset by an increase in operating costs associated with operating the network.

Interest expense was $14,000, or less than 0.1% of operating revenue, in the second quarter of 2004, compared with $18,000, or less than 0.1% of operating revenue, for the same period in 2003. The decrease in interest expense was attributed to lower average net borrowings during the period.

Other income, net was $222,000, or 0.3% of operating revenue, in the second quarter of 2004, compared to $161,000, or 0.3%, for the same period in 2003. The increase in other income, net resulted from flat yields on higher balances in both cash and cash equivalents and available-for-sale securities during the second quarter of 2004.

The combined federal and state effective tax rate for the second quarter of 2004 was 37.5% compared to a rate of 37.5% for the same period in 2003.

As a result of the foregoing factors, net income increased by $2.2 million, or 34.9%, to $8.5 million for the second quarter of 2004, compared to $6.3 million for the same period in 2003.

Six Months Ended June 30, 2004 compared to Six Months Ended June 30, 2003

Operating revenue increased by $16.9 million, or 14.6%, to $132.7 million in the first six months of 2004 from $115.8 million in the same period of 2003. This increase resulted from an increase in traditional linehaul revenue of $13.1 million to $111.9 million, an increase in logistics revenue of $2.0 million to $11.2 million and an increase in other accessorial revenue of $1.8 million to $9.6 million. Traditional linehaul revenue was impacted by an increase in average weekly tonnage of 11.3% and a 0.9% increase in average revenue per pound, including the effect of fuel surcharge, versus the first six months of 2003.

Purchased transportation represented 41.4% of operating revenue in the first six months of 2004 compared to 42.0% in the same period of 2003. The decrease in purchased transportation costs as a percent of operating revenue was primarily the result of increases in volume, rates and efficiencies in the traditional linehaul and logistics business, which was offset, in part, by higher per mile costs. For the first six months of 2004, traditional linehaul and logistics purchased transportation costs represented 40.4% and 66.4%, respectively, of operating revenue versus 40.4% and 71.0%, respectively, during the same period in 2003.

Salaries, wages and employee benefits were 22.4% of operating revenue in the first six months of 2004 compared to 22.8% for the same period of 2003. While we spent more on a dollar basis in this area, the increase in operating revenue was greater than the increase in the amount spent on salaries, wages and employee benefits. Salaries and wages, including incentives, decreased by 0.3% of operating revenue and workers’ compensation costs decreased by 0.1% of operating revenue versus last year. These decreases were offset, in part, by a 0.1% of operating revenue increase in health care costs during the first six months of this year versus last.

Operating leases, the largest component of which is facility rent, were 4.9% of operating revenue in the first six months of 2004 compared to 5.5% in the same period of 2003. The decrease in operating leases as a percentage of operating revenue between periods was primarily attributable to an increase in operating revenue as the actual dollar amount for operating leases remained essentially flat during the period. We had the same number of leased facilities in the first six months of 2004, although we expanded the square footage in several markets, when compared to the prior-year period.

Depreciation and amortization expense as a percentage of operating revenue was 2.6% in the first six months of 2004, compared to 3.1% in the same period of 2003. The decrease in depreciation and amortization expense as a percentage of operating revenue was primarily attributable to an increase in operating revenue. The actual dollar amount for depreciation and amortization decreased during the quarter as the result of the completion of the amortization of non-compete agreements. This decrease was offset by an increase in depreciation expense associated with new equipment we put into service during the period.

Insurance and claims were 2.4% of operating revenue in the first six months of 2004, compared to 2.3% in the same period of 2003. The increase in insurance and claims as a percentage of operating revenue resulted, in part, from an increase in the severity of claims during the period. Amounts paid for insurance decreased by 0.3% of operating revenue while claims expense increased by 0.5% of operating revenue during the period.

Other operating expenses were 8.1% of operating revenue in the first six months of 2004 compared to 8.3% in the same period of 2003. The decrease in other operating expenses as a percentage of operating revenue was attributable to an increase in operating revenue as the actual dollar amount increased. Taxes and licenses fees and operating expenses, including general supplies, decreased by 0.2% and 0.2% of operating revenue, respectively, during the first six months of 2004 versus 2003. These decreases, however, were offset, in part, by a 0.1% of operating revenue increase in miscellaneous corporate expenses.

Income from operations increased by $5.5 million, or 29.6%, to $24.1 million for the first six months of 2004 compared with $18.6 million for the same period in 2003. The increase in income from operations was primarily a result of the increase in operating revenue, including fuel surcharge, which was offset by an increase in operating costs associated with operating the network.

Interest expense was $28,000, or less than 0.1% of operating revenue, in the first six months of 2004, compared with $39,000, or less than 0.1%, for the same period in 2003. The decrease in interest expense was attributed to lower average net borrowings during the period.

Other income, net was $399,000, or 0.3% of operating revenue, in the first six months of 2004, compared to $307,000, or 0.3%, for the same period in 2003. The increase in other income, net resulted from higher interest income attributed to lower yields on higher balances in both cash and cash equivalents and available-for-sale securities during the first six months of 2004.

The combined federal and state effective tax rate for the first six months of 2004 was 37.5% compared to a rate of 37.5% for the same period in 2003.

As a result of the foregoing factors, net income increased by $3.5 million, or 29.7%, to $15.3 million for the first six months of 2004, compared to $11.8 million for the same period in 2003.

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital purchases, with cash flows from operations and borrowings under our bank lines of credit. Net cash provided by operating activities totaled approximately $17.5 million for the six months ended June 30, 2004, compared with $14.5 million in the same period of 2003.

Net cash used in investing activities was approximately $6.4 million for the six months ended June 30, 2004 compared with net cash provided by investing activities of $12.3 million in the same period of 2003. Investing activities consisted primarily of the purchase and sale or maturities of available-for-sale securities and the purchase of operating equipment and management information systems.

Net cash used in financing activities totaled approximately $0.8 million for the six months ended June 30, 2004 compared with net cash provided by financing activities of $0.4 million for the same period of 2003. Financing activities included the repayment of long-term debt and capital leases, proceeds received from the exercise of stock options and repurchases of our common stock.

Our credit facility consists of a working capital line of credit. As long as we comply with the financial covenants and ratios, the credit facility permits us to borrow up to $20.0 million less the amount of any outstanding letters of credit. Interest rates for advances under the facility vary based on how our performance measures against covenants related to total indebtedness, cash flows, results of operations and other ratios. The facility bears interest at LIBOR plus 1.0% to 1.9%, expires in April 2005 and is unsecured. At June 30, 2004, we had $-0- outstanding under the line of credit facility and had utilized $3.7 million of availability for outstanding letters of credit. We were in compliance with the financial covenants and ratios under the credit facility at June 30, 2004.

On July 25, 2002, we announced that our Board of Directors approved a stock repurchase program for up to 2,000,000 shares of our common stock. We expect to fund the repurchases of our common stock from cash and cash equivalents and available-for-sale securities and cash generated from operating activities. We repurchased 47,700 of our shares during the second quarter of 2004 and a total of 59,700 for the six months ended June 30, 2004. Since inception, we have repurchased 688,700 shares of our common stock for $13.9 million for an average purchase price of $20.18 per share.

Management believes that our available cash, investments, expected cash generated from future operations and borrowings under available credit facilities will be sufficient to satisfy our anticipated cash needs for at least the next twelve months.

Forward-Looking Statements

This report contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. Some forward-looking statements may be identified by use of such terms as “believes,” “anticipates,” “intends,” “plans,” “estimates,” “projects” or “expects.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The following is a list of factors, among others, that could cause actual results to differ materially from those contemplated by the forward-looking statements: economic factors such as recessions, inflation, higher interest rates and downturns in customer business cycles, our inability to maintain our historical growth rate because of a decreased volume of freight moving through our network or decreased average revenue per pound of freight moving through our network, increasing competition and pricing pressure, surplus inventories, loss of a major customer, the creditworthiness of our customers and their ability to pay for services rendered, our ability to secure terminal facilities in desirable locations at reasonable rates, the inability of our information systems to handle an increased volume of freight moving through our network, changes in fuel prices, claims for property damage, personal injuries or workers’ compensation, employment matters including rising health care costs, enforcement of and changes in governmental regulations, environmental and tax matters, the handling of hazardous materials, the availability and compensation of qualified independent owner-operators and freight handlers needed to serve our transportation needs and our inability to successfully integrate acquisitions. As a result of the foregoing, no assurance can be given as to future financial condition, cash flows or results of operations. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3. Quantitative and Qualitative Disclosure of Market Risk

Our exposure to market risk related to our remaining outstanding debt and available-for-sale securities is not significant and has not changed materially since December 31, 2003.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2004, our principal executive officer and principal financial officer, under the supervision and with the participation of management, have evaluated our disclosure controls and procedures as defined in Exchange Act Rules 13(a)-15(e) and 15(d)-15(e) and have determined that such controls and procedures are effective.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

The following table provides information with respect to purchases we made of shares of our common stock during each month in the quarter ended June 30, 2004:

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
	Total	Average	Part of	May Yet Be
	Number of	Price	Publicly	Purchased
	Shares	Paid per	Announced	Under the
Period	Purchased	Share	Program	Program (1)
April 1-30, 2004	—	—	641,000	1,359,000
May 1-31, 2004	32,700	$30.08	673,700	1,326,300
June 1-30, 2004	15,000	$30.98	688,700	1,311,300

Total	47,700	$30.36	688,700	1,311,300

(1)	On July 25, 2002, we announced that our Board of Directors approved a stock repurchase program for up to 2,000,000 shares of our common stock.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Our annual meeting of shareholders was held on May 18, 2004 for the purposes of (i) electing eight directors; (ii) ratifying appointment of our independent auditors for 2004; (iii) approving an amendment to the 1999 Stock Option and Incentive Plan; (iv) approving an amendment to the Non-Employee Director Stock Option Plan; and (v) approval of an option award to a non-employee director in 2000.

(i)	Shareholders elected each director nominee for a one-year term expiring at the 2005 annual meeting of shareholders. The vote for each director was as follows:

	For	Withheld
Bruce A. Campbell	19,380,659	627,047
Andrew C. Clarke	17,007,975	2,999,731
Hon. Robert K. Gray	19,078,651	929,055
Richard W. Hanselman	19,430,364	577,342
C. John Langley, Jr.	19,348,367	659,339
Ray A. Mundy	19,666,097	341,609
Scott M. Niswonger	17,006,905	3,000,801
B. Clyde Preslar	19,699,446	308,260

(ii)	The proposal to ratify the appointment of Ernst & Young LLP as our independent auditors for 2004 was approved as follows:

For	Against	Abstain
19,722,549	246,450	38,707

(iii)	The Amendment to the 1999 Stock Option and Incentive Plan was approved and adopted by the shareholders as follows:

For	Against	Abstain	Broker Non-Votes
11,817,051	6,020,651	228,311	1,941,693

(iv)	The Amendment to the Non-Employee Director Stock Option Plan was approved and adopted by the shareholders as follows:

For	Against	Abstain	Broker Non-Votes
16,513,729	1,324,448	227,836	1,941,693

(v)	The option award to a non-employee director in 2000 was approved by the shareholders as follows:

For	Against	Abstain	Broker Non-Votes
13,994,989	3,841,178	229,846	1,941,693

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits -

In accordance with SEC Release No. 33-8212, Exhibits 32.1 and 32.2 are to be treated as “accompanying” this report rather than “filed” as part of the report.

3.1	Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999)

3.2	Bylaws of the registrant, as amended (incorporated herein by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998)

4.1	Form of Landair Services, Inc. Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement of Form S-1, filed with the Securities and Exchange Commission on September 27, 1993)

4.2	Form of Forward Air Corporation Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998)

4.3	Rights Agreement, dated May 18, 1999, between the registrant and SunTrust Bank, Atlanta, N.A., including the Form of Rights Certificate (Exhibit A) and the Form of Summary of Rights (Exhibit B) (incorporated herein by reference to Exhibit 4 to the registrant’s Current Report on Form 8-K filed with the Commission on May 28, 1999)

10.1	Amendment to the Forward Air Corporation 1999 Stock Option and Incentive Plan

31.1	Certification Pursuant to 15 U.S.C. Section 10A, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Bruce A. Campbell, President and Chief Executive Officer of Forward Air Corporation

31.2	Certification Pursuant to 15 U.S.C. Section 10A, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Andrew C. Clarke, Chief Financial Officer, Senior Vice President and Treasurer of Forward Air Corporation

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Bruce A. Campbell, President and Chief Executive Officer of Forward Air Corporation

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew C. Clarke, Chief Financial Officer, Senior Vice President and Treasurer of Forward Air Corporation

(b)	Reports on Form 8-K –

We filed two reports on Form 8-K during the quarter ended June 30, 2004 as follows:

(1)	On April 12, 2004, we filed a report on Form 8-K and issued a press release announcing the appointment by our Board of Directors of three new non-employee directors.

(2)	On April 27, 2004, we filed a report on Form 8-K and issued a press release announcing our financial results for the quarter ended March 31, 2004.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Forward Air Corporation

Date: August 2, 2004	By:	/s/ Andrew C. Clarke

Chief Financial Officer
and Senior Vice President

EXHIBIT INDEX

No.	Exhibit
3.1	Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999)

3.2	Bylaws of the registrant, as amended (incorporated herein by reference to Exhibit 3.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998)

4.1	Form of Landair Services, Inc. Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement of Form S-1, filed with the Securities and Exchange Commission on September 27, 1993)

4.2	Form of Forward Air Corporation Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998)

4.3	Rights Agreement, dated May 18, 1999, between the registrant and SunTrust Bank, Atlanta, N.A., including the Form of Rights Certificate (Exhibit A) and the Form of Summary of Rights (Exhibit B) (incorporated herein by reference to Exhibit 4 to the registrant’s Current Report on Form 8-K filed with the Commission on May 28, 1999)

10.1	Amendment to the Forward Air Corporation 1999 Stock Option and Incentive Plan

31.1	Certification Pursuant to 15 U.S.C. Section 10A, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Bruce A. Campbell, President and Chief Executive Officer of Forward Air Corporation

No.	Exhibit
31.2	Certification Pursuant to 15 U.S.C. Section 10A, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Andrew C. Clarke, Chief Financial Officer, Senior Vice President and Treasurer of Forward Air Corporation

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Bruce A. Campbell, President and Chief Executive Officer of Forward Air Corporation

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew C. Clarke, Chief Financial Officer, Senior Vice President and Treasurer of Forward Air Corporation