Form 10-Q
period 2004-09-30
FORWARD AIR CORP
filed 2004-11-02
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2004
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

YES   |X|            NO

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

YES   |X|            NO

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of October 28, 2004 was 21,488,012.

Table of Contents

Forward Air Corporation

Part I. Financial Information

Item 1. Financial Statements (Unaudited)

Forward Air Corporation
Condensed Consolidated Balance Sheets

	September 30, 2004	December 31, 2003

	(Unaudited)	(Note 1)
	(In thousands, except share data)
Assets

Current assets:
Cash and cash equivalents	$100,336	$83,539
Short-term investments	4,000	3,000
Accounts receivable, less allowance of $990 in 2004 and $1,263 in 2003	37,761	31,457
Other current assets	8,503	5,170

Total current assets	150,600	123,166

Property and equipment	75,114	70,231
Less accumulated depreciation and amortization	42,304	37,319

Total property and equipment, net	32,810	32,912

Other assets	17,846	19,009

Total assets	$201,256	$175,087

Liabilities and Shareholders’ Equity

Current liabilities:
Accounts payable	$9,350	$7,379
Accrued expenses	13,207	12,882
Current portion of capital lease obligations	30	29

Total current liabilities	22,587	20,290

Capital lease obligations, less current portion	884	907
Deferred income taxes	8,878	6,182

Shareholders’ equity:
Preferred stock	—	—
Common stock, $.01 par value:
Authorized shares - 50,000,000
Issued and outstanding shares – 21,486,387 in 2004 and 21,496,885 in 2003	215	215
Additional paid-in capital	34,389	37,517
Accumulated other comprehensive income	1	1
Retained earnings	134,302	109,975

Total shareholders’ equity	168,907	147,708

Total liabilities and shareholders’ equity	$201,256	$175,087

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation

Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended		Nine months ended

	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

	(In thousands, except per share data)

Operating revenue	$71,905	$60,513	$204,618	$176,333

Operating expenses:
Purchased transportation	30,568	25,519	85,487	74,174
Salaries, wages and employee benefits	15,609	13,464	45,392	39,886
Operating leases	3,279	3,250	9,731	9,625
Depreciation and amortization	1,692	1,888	5,088	5,440
Insurance and claims	1,297	1,508	4,546	4,140
Other operating expenses	5,653	4,865	16,428	14,461

Total operating expenses	58,098	50,494	166,672	147,726

Income from operations	13,807	10,019	37,946	28,607

Other income (expense):
Interest expense	(14)	(17)	(42)	(56)
Other, net	305	124	703	431

Total other income	291	107	661	375

Income before income taxes	14,098	10,126	38,607	28,982
Income taxes	5,086	3,797	14,280	10,869

Net income	$9,012	$6,329	$24,327	$18,113

Income per share:
Basic	$0.42	$0.30	$1.13	$0.85

Diluted	$0.41	$0.29	$1.11	$0.84

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended

	September 30, 2004	September 30, 2003

	(In thousands)

Operating activities:
Net income	$24,327	$18,113
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,088	5,440
Loss on sale of property and equipment	33	166
Deferred income taxes	2,696	1,636
Changes in operating assets and liabilities:
Accounts receivable	(6,304)	(1,113)
Inventories	64	(13)
Prepaid expenses and other current assets	(930)	(992)
Accounts payable and accrued expenses	3,012	(158)
Income taxes	(3,183)	424
Tax benefit of stock options exercised	1,874	441

Net cash provided by operating activities	26,677	23,944

Investing activities:
Proceeds from disposal of property and equipment	10	138
Purchases of property and equipment	(5,029)	(2,515)
Proceeds from sales or maturities of available-for-sale securities	2,000	20,283
Purchases of available-for-sale securities	(3,000)	(2,999)
Other	1,163	83

Net cash provided by (used in) investing activities	(4,856)	14,990

Financing activities:
Payments of long-term debt	—	(360)
Payments of capital lease obligations	(22)	(20)
Proceeds from exercise of stock options	2,955	1,365
Common stock issued under employee stock purchase plan	130	99
Repurchase of common stock	(8,087)	—

Net cash provided by (used in) financing activities	(5,024)	1,084

Net increase in cash and cash equivalents	16,797	40,018
Cash and cash equivalents at beginning of period	83,539	33,642

Cash and cash equivalents at end of period	$100,336	$73,660

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2004

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.  For further information, refer to the consolidated financial statements and footnotes thereto included in the Forward Air Corporation Annual Report on Form 10-K for the year ended December 31, 2003.

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

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

2. Employee Stock Options (continued)

For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the options’ vesting period.  The Company’s pro forma information follows (in thousands, except per share data):

	Three months ended		Nine months ended

	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Net income, as reported	$9,012	$6,329	$24,327	$18,113
Pro forma compensation expense, net of tax	694	604	2,006	2,359

Pro forma net income	$8,318	$5,725	$22,321	$15,754

As reported net income per share:
Basic	$0.42	$0.30	$1.13	$0.85
Diluted	$0.41	$0.29	$1.11	$0.84

Pro forma net income per share:
Basic	$0.39	$0.27	$1.04	$0.74
Diluted	$0.38	$0.26	$1.02	$0.73

3. Comprehensive Income

Comprehensive income includes any changes in the equity of the Company from transactions and other events and circumstances from non-owner sources.  Comprehensive income for the quarter and nine months ended September 30, 2004 was $9.0 million and $24.3 million, respectively, which includes $1,000 in unrealized losses and $-0- in unrealized gains/losses, respectively, on available-for-sale securities.  Comprehensive income for the quarter and nine months ended September 30, 2003 was $6.3 million and $18.1 million, respectively, which includes $37,000 in unrealized losses and $10,000 in unrealized gains, respectively, on available-for-sale securities.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

4. Net Income Per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

	Three months ended		Nine months ended

	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Numerator:
Numerator for basic and diluted income per share - net income	$9,012	$6,329	$24,327	$18,113

Denominator:
Denominator for basic income per share - weighted-average shares	21,564	21,341	21,523	21,279
Effect of dilutive stock options	428	441	402	392

Denominator for diluted income per share - adjusted weighted-average shares	21,992	21,782	21,925	21,671

Basic income per share	$0.42	$0.30	$1.13	$0.85

Diluted income per share	$0.41	$0.29	$1.11	$0.84

5. Income Taxes

For the three and nine months ended September 30, 2004 and 2003, the effective income tax rate varied from the statutory federal income tax rate of 35% primarily as a result of the effect of state income taxes, net of the federal benefit, and permanent differences.  Additionally, the effective tax rate was favorably impacted during the three and nine months ended September 30, 2004 as a result of previously accrued income taxes, resulting from the favorable resolution of certain tax issues upon the closing of open tax years.

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

	Three months ended		Nine months ended

	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Operating revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Purchased transportation	42.5	42.2	41.8	42.1
Salaries, wages and employee benefits	21.7	22.2	22.2	22.6
Operating leases	4.6	5.4	4.8	5.5
Depreciation and amortization	2.4	3.1	2.5	3.1
Insurance and claims	1.8	2.5	2.2	2.3
Other operating expenses	7.8	8.0	8.0	8.2

Total operating expenses	80.8	83.4	81.5	83.8
Income from operations	19.2	16.6	18.5	16.2
Other income (expense):
Other, net	0.4	0.2	0.4	0.2

Total other income	0.4	0.2	0.4	0.2

Income before income taxes	19.6	16.8	18.9	16.4
Income taxes	7.1	6.3	7.0	6.1

Net income	12.5%	10.5%	11.9%	10.3%

Three Months Ended September 30, 2004 compared to Three Months Ended September 30, 2003

Operating revenue increased by $11.4 million, or 18.8%, to $71.9 million in the third quarter of 2004 from $60.5 million in the same period of 2003.  This increase resulted from an increase in traditional linehaul revenue of $9.5 million to $60.8 million, an increase in logistics revenue of $1.3 million to $6.1 million and an increase in other accessorial revenue, including warehousing services and terminal handling revenue, of $0.6 million to $5.0 million.  Traditional linehaul revenue was impacted by an increase in average weekly tonnage of 17.4% and a 0.9% increase in average revenue per pound including the effect of fuel surcharge versus the third quarter of 2003.

Purchased transportation represented 42.5% of operating revenue in the third quarter of 2004 compared to 42.2% in the same period of 2003.  For the third quarter of 2004, traditional linehaul purchased transportation costs represented 40.7% of linehaul revenue versus 41.2% during the same period in 2003.  During this period, we were able to increase both the volume and revenue per pound of freight transported which enabled us to more efficiently operate the airport-to-airport network.  These increases were offset, in part, by an increase in the number of miles needed to operate our system as well as an increase in the average rate per mile paid.  For the third quarter 2004, logistics purchased transportation costs represented 73.5% of logistics revenue versus 69.5% last year.  During the period, our average revenue per mile for this service decreased due to an increase in the average length of haul.  Our average cost per mile, while down versus last year, did not fall as quickly as the average revenue per mile.

Salaries, wages and employee benefits were 21.7% of operating revenue in the third quarter of 2004 compared to 22.2% for the same period of 2003.  The decrease in salaries, wages and employee benefits as a percentage of operating revenue was primarily attributed to a year over year improvement in tonnage and revenue per pound which allowed us to operate our network more efficiently in this quarter versus 2003.  Driving these results was a 0.1% decrease in salaries and wages and a 0.4% decrease in worker’s compensation insurance and expenses.

Operating leases, the largest component of which is facility rent, were 4.6% of operating revenue in the third quarter of 2004 compared to 5.4% in the same period of 2003.  The decrease in operating leases as a percentage of operating revenue between periods was primarily attributable to an increase in operating revenue as the dollar amount in this category remained flat between the two periods.

Depreciation and amortization expense as a percentage of operating revenue was 2.4% in the third quarter of 2004, compared to 3.1% in the same period of 2003. The decrease in depreciation and amortization expense as a percentage of operating revenue was primarily attributable to an increase in operating revenue and a decrease in depreciation expense from certain assets becoming fully depreciated.  These decreases were offset, in part, by new depreciation from capital expenditures during 2004.

Insurance and claims were 1.8% of operating revenue in the third quarter of 2004, compared to 2.5% in the same period of 2003.  The decrease in insurance and claims as a percentage of operating revenue resulted from an increase in operating revenue in addition to better claims experience during the period.  For the quarter, insurance expenses and claims expenses as a percentage of operating revenue decreased 0.4% and 0.3%, respectively.

Other operating expenses were 7.8% of operating revenue in the third quarter of 2004 compared to 8.0% in the same period of 2003.  The decrease in other operating expenses as a percentage of operating revenue was attributable to a 0.2% decrease in loss on sale of operating assets versus the prior period.

Income from operations increased by $3.8 million, or 38.0%, to $13.8 million for the third quarter of 2004 compared with $10.0 million for the same period in 2003.  The increase in income from operations was primarily a result of the increase in operating revenue, including fuel surcharge, which was offset by increases in variable costs associated with operating the network.

Interest expense was $14,000, or less than 0.1% of operating revenue, in the third quarter of 2004, compared with $17,000, or less than 0.1%, for the same period in 2003.  The decrease in interest expense was attributed to lower average net borrowings during the period.

Other income, net was $305,000, or 0.4% of operating revenue, in the third quarter of 2004, compared to $124,000, or 0.2%, for the same period in 2003.  The increase in other income, net resulted from higher interest income attributed to higher yields on higher balances in both cash and cash equivalents and available-for-sale securities during the third quarter of 2003.

The combined federal and state effective tax rate for the third quarter of 2004 was 36.1% of pre-tax income compared to a rate of 37.5% for the same period in 2003.  The decrease in the combined tax rate for the third quarter of 2004 was the result of a $201,000 reduction of previously accrued income taxes as a result of the favorable resolution of certain tax issues upon the closing of open tax years.

As a result of the foregoing factors, net income increased by $2.7 million, or 42.9%, to $9.0 million for the third quarter of 2004, compared to $6.3 million for the same period in 2003.

Nine Months Ended September 30, 2004 compared to Nine Months Ended September 30, 2003

Operating revenue increased by $28.3 million, or 16.1%, to $204.6 million in the first nine months of 2004 from $176.3 million in the same period of 2003.  This increase resulted from an increase in traditional linehaul revenue of $22.6 million to $172.7 million, an increase in logistics revenue of $3.3 million to $17.3 million and an increase in other accessorial revenue, including warehousing services and terminal handling revenue, of $2.4 million to $14.6 million.  Traditional linehaul revenue was impacted by an increase in average weekly tonnage of 13.4% and a 0.9% increase in average revenue per pound including the effect of fuel surcharge versus the first nine months of 2003.

Purchased transportation represented 41.8% of operating revenue in the first nine months of 2004 compared to 42.1% in the same period of 2003.  For the first nine months of 2004, traditional linehaul purchased transportation costs represented 40.5% of operating revenue versus 40.7%  during the same period in 2003.  During the first nine months of this year, we were able to increase both the volume and revenue per pound of freight transported through our airport-to-airport network.  These increases were offset, in part, by an increase in the number of miles needed to operate our network as well as the average rate per mile paid.  For the first nine months of 2004, logistics purchased transportation costs represented 68.9% of logistics revenue versus 70.6% in 2003.

Salaries, wages and employee benefits were 22.2% of operating revenue in the first nine months of 2004 compared to 22.6% for the same period of 2003.  The decrease in salaries, wages and employee benefits as a percentage of operating revenue was attributed to an increase in operating revenue and increased efficiencies.  These results led to a 0.2% decrease in salaries and wages and a 0.2% decrease in worker’s compensation insurance and expenses.

Operating leases, the largest component of which is facility rent, were 4.8% of operating revenue in the first nine months of 2004 compared to 5.5% in the same period of 2003.  Operating leases as a percentage of operating revenue decreased as a result of an increase in operating revenue as the dollar amount remained flat between the two periods.

Depreciation and amortization expense as a percentage of operating revenue was 2.5% in the first nine months of 2004, compared to 3.1% in the same period of 2003. The decrease in depreciation and amortization expense as a percentage of operating revenue was primarily attributable to an increase in operating revenue and a decrease in depreciation expense from certain assets becoming fully depreciated.  These decreases were offset, in part, by new depreciation of capital expenditures during 2004.

Insurance and claims were 2.2% of operating revenue in the first nine months of 2004, compared to 2.3% in the same period of 2003.  The decrease in insurance and claims as a percentage of operating revenue resulted, in part, from an increase in operating revenue during the period which was offset by a slight increase in insurance claims during the first nine months.  Insurance expense decreased  by 0.3% during the period while claims expense increased by 0.2%.

Other operating expenses were 8.0% of operating revenue in the first nine months of 2004 compared to 8.2% in the same period of 2003.  The decrease in other operating expenses as a percentage of operating revenue was attributable to an increase in operating revenue.  The increase in operating revenue led to a 0.1% decrease in general supplies and expenses, and a 0.2% decrease in taxes and license fees which was offset by a 0.1% increase in miscellaneous corporate expenses.

Income from operations increased by $9.3 million, or 32.5%, to $37.9 million for the first nine months of 2004 compared with $28.6 million for the same period in 2003.  The increase in income from operations was primarily a result of the increase in operating revenue, including fuel surcharge, which was offset by an increase in variable operating costs associated with operating the network.

Interest expense was $42,000, or less than 0.1% of operating revenue, in the first nine months of 2004, compared with $56,000, or less than 0.1%, for the same period in 2003.  The decrease in interest expense was attributed to lower average net borrowings during the period.

Other income, net was $703,000, or 0.4% of operating revenue, in the first nine months of 2004, compared to $431,000, or 0.2%, for the same period in 2003.  The increase in other income, net resulted from higher interest income attributed to higher yields on higher balances in both cash and cash equivalents and available-for-sale securities during the first nine months of 2003.

The combined federal and state effective tax rate for the first nine months of 2004 was 37.0% of pre-tax income compared to a rate of 37.5% for the same period in 2003.  The decrease in the combined tax rate for the first nine months of 2004 was the result of a $201,000 reduction of previously accrued income taxes as a result of the favorable resolution of certain tax issues upon the closing of open tax years.

As a result of the foregoing factors, net income increased by $6.2 million, or 34.3%, to $24.3 million for the first nine months of 2004, compared to $18.1 million for the same period in 2003.

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital purchases, with cash flows from operations and borrowings under our bank lines of credit.  Net cash provided by operating activities totaled approximately $26.7 million for the nine months ended September 30, 2004, compared with $23.9 million in the same period of 2003.

Net cash used in investing activities was approximately $4.9 million for the nine months ended September 30, 2004 compared with $15.0 million provided by investing activities in the same period of 2003.  Investing activities consisted primarily of the purchase and sale or maturities of available-for-sale securities and the purchase of operating equipment and management information systems during the nine months ended September 30, 2004.

Net cash used in financing activities totaled approximately $5.0 million for the nine months ended September 30, 2004 compared with approximately $1.1 million provided by financing activities for the same period of 2003.  Financing activities included the repurchase of our common stock, the repayment of capital leases, proceeds received from the exercise of stock options and common stock issued under the employee stock purchase plan.  In 2004, we used $8.1 million to repurchase our common stock while we received $3.0 million from the exercise of stock options.

Our credit facility consists of a working capital line of credit.  As long as we comply with the financial covenants and ratios, the credit facility permits us to borrow up to $20.0 million less the amount of any outstanding letters of credit.  Interest rates for advances under the facility vary based on how our performance measures against covenants related to total indebtedness, cash flows, results of operations and other ratios.  The facility bears interest at LIBOR plus 1.0% to 1.9%, expires in April 2005 and is unsecured.  At September 30, 2004, we had $-0- outstanding under the line of credit facility and had utilized $4.3 million of availability for outstanding letters of credit.  We were in compliance with the financial covenants and ratios under the credit facility at September 30, 2004.

On July 25, 2002, we announced that our Board of Directors approved a stock repurchase program for up to 2,000,000 shares of our common stock.  We expect to fund the repurchases of our common stock from cash and cash equivalents and available-for-sale securities and cash generated from operating activities.  We repurchased 167,700 of our shares during the third quarter of 2004 and a total of 227,400 for the nine months ended September 30, 2004.  Since inception, the Company has repurchased 856,400 shares of our common stock for $20.2 million for an average purchase price of $23.55 per share.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk related to our remaining outstanding debt and available-for-sale securities is not significant and has not changed materially since December 31, 2003.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2004, the principal executive officer and principal financial officer, under the supervision and with the participation of management, have evaluated the disclosure controls and procedures as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) have determined that such controls and procedures are effective.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases we made of shares of our common stock during each month in the quarter ended September 30, 2004:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)

July 1-31, 2004	—	—	688,700	1,311,300
August 1-31, 2004	155,700	$37.44	844,400	1,155,600
September 1-30, 2004	12,000	$37.17	856,400	1,143,600

Total	167,700	$37.42	856,400	1,143,600

(1)	On July 25, 2002, we announced that our Board of Directors approved a stock repurchase program for up to 2,000,000 shares of our common stock.

Item 3. Defaults Upon Senior Securities

Not Applicable

Item 4. Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5. Other Information

Not Applicable

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits -

In accordance with SEC Release No. 33-8212, Exhibits 32.1 and 32.2 are to be treated as “accompanying” this report rather than “filed” as part of the report.

	3.1	Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999)

	3.2	Amended and Restated Bylaws of the registrant

4.1

Form of Landair Services, Inc. Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on September 27, 1993)

4.2

Form of Forward Air Corporation Common Stock Certificate  (incorporated herein by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998)

4.3

Rights Agreement, dated May 18, 1999, between the registrant and SunTrust Bank, Atlanta, N.A., including the Form of Rights Certificate (Exhibit A) and the Form of Summary of Rights (Exhibit B) (incorporated herein by reference to Exhibit 4 to the  registrant’s Current Report on Form 8-K filed with the Commission on May 28, 1999)

31.1

Certification Pursuant to 15 U.S.C. Section 10A, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Bruce A. Campbell, President and Chief Executive Officer of Forward Air Corporation

31.2

Certification Pursuant to 15 U.S.C. Section 10A, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Andrew C. Clarke, Chief Financial Officer, Senior Vice President and Treasurer of Forward Air Corporation

32.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Bruce A. Campbell, President and Chief Executive Officer of Forward Air Corporation

32.2

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew C. Clarke, Chief Financial Officer, Senior Vice President and Treasurer of Forward Air Corporation

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Forward Air Corporation

Date: November 2, 2004	By: /s/ Andrew C. Clarke

Andrew C. Clarke
Chief Financial Officer
and Senior Vice President

EXHIBIT INDEX

No.	Exhibit

3.1	Restated Charter of the registrant (incorporated herein
by reference to Exhibit 3 to the registrant’s Current
Report on Form 8-K filed with the Securities and
Exchange Commission on May 28, 1999)

3.2	Amended and Restated Bylaws of the registrant

4.1	Form of Landair Services, Inc. Common Stock Certificate
(incorporated herein by reference to Exhibit 4.1 to the
registrant’s Registration Statement on Form S-1, filed
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