Form 10-K
period 2004-12-31
FORWARD AIR CORP
filed 2005-03-16
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2004
Commission File No. 000-22490

FORWARD AIR CORPORATION
(Exact name of registrant as specified in its charter)

Tennessee	62-1120025
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

430 Airport Road Greeneville, Tennessee	37745
(Address of principal executive offices)	(Zip Code)

(423) 636-7000 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(g) of the Act: None

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

Yes ☒  No ☐

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2004 was approximately $790.9 million based upon the $24.93 closing price of the stock as reported on The Nasdaq Stock Market on that date. For purposes of this computation, all directors and executive officers of the registrant are assumed to be affiliates. This assumption is not a conclusive determination for purposes other than this calculation.

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of February 28, 2005 was 32,280,437.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

Table of Contents

Forward Air Corporation

Introductory Note

This Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (the “Form 10-K”) contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. Some forward-looking statements may be identified by use of such terms as “believes,” “anticipates,” “intends,” “plans,” “estimates,” “projects” or “expects.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The following is a list of factors, among others, that could cause actual results to differ materially from those contemplated by the forward-looking statements: economic factors such as recessions, inflation, higher interest rates and downturns in customer business cycles, our inability to maintain our historical growth rate because of a decreased volume of freight moving through our network or decreased average revenue per pound of freight moving through our network, increasing competition and pricing pressure, surplus inventories, loss of a major customer, the creditworthiness of our customers and their ability to pay for services rendered, our ability to secure terminal facilities in desirable locations at reasonable rates, the inability of our information systems to handle an increased volume of freight moving through our network, changes in fuel prices, claims for property damage, personal injuries or workers’ compensation, employment matters including rising health care costs, enforcement of and changes in governmental regulations, environmental and tax matters, the handling of hazardous materials, the availability and compensation of qualified independent owner-operators and freight handlers needed to serve our transportation needs and our inability to successfully integrate acquisitions. As a result of the foregoing, no assurance can be given as to future financial condition, cash flows or results of operations. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I

Item 1.  Business

We are a leading provider of time-definite surface transportation and related logistics services to the North American deferred air freight market. We offer our customers scheduled surface transportation of cargo as a cost effective, reliable alternative to air transportation. We transport cargo that must be delivered at a specific time, but is less time-sensitive than traditional air freight. This type of cargo is frequently referred to in the transportation industry as deferred air freight. We operate through a network of 80 terminals located on or near airports in the United States and Canada, including a central sorting facility in Columbus, Ohio and eight regional hubs serving key markets. Our typical shipment consists of a pallet load of freight, often consisting of electronics, telecommunications equipment, machine parts, trade show exhibit materials or medical equipment. During 2004, our average shipment weighed over 750 pounds. We utilize a flexible source of capacity made up of owner-operators and, to a lesser extent, other surface transportation providers, which results in a largely variable cost operating model with low capital requirements.

We also offer our customers an array of logistics services including: exclusive-use vehicles (commonly referred to as truck brokerage); dedicated fleets; warehousing; customs brokerage; and shipment consolidation and handling. These services are critical to our air freight forwarder customers, which are businesses that arrange transportation of cargo for third parties, that do not provide these logistics services themselves or that prefer to use one provider for all of their surface transportation needs.

We market our services primarily to air freight forwarders, integrated air cargo carriers, and passenger and cargo airlines. To serve this market, we offer customers a very high level of service with a focus on on-time, damage-free deliveries. We serve our customers by locating terminals on or near airports and maintaining regularly scheduled transportation service between major cities. We receive shipments at our terminals and transport them by truck either (i) directly to the destination terminal; (ii) to our Columbus, Ohio central sorting facility; or (iii) to one of our eight regional hubs, where they are unloaded, sorted and reloaded. After reloading the shipments, we deliver them to the terminals nearest their destinations. We ship freight directly between terminals when justified by the volume of shipments. During 2004, approximately 28.0% of the freight we handled was for overnight delivery, approximately 65.0% was for delivery within two to four days and the balance was for delivery in five or more days. We typically do not provide local pickup and delivery services and do not market our services directly to shippers. Because we do not place significant size or weight restrictions on shipments, we generally do not compete directly with integrated air cargo carriers such as United Parcel Service, Federal Express and DHL Worldwide in the overnight delivery of small parcels. In 2004, our five largest customers accounted for approximately 20.6% of our operating revenue and no single customer accounted for more than 10.0% of our operating revenue.

Our Industry

As businesses minimize inventory levels, perform manufacturing and assembly operations in multiple locations and distribute their products through multiple channels, they have an increased need for expedited delivery services. Expedited shipments are those shipments for which the customer requires delivery the next day or within two to three days, usually at a specified time or within a specified time window. The Colography Group, Inc., an independent industry market research and consulting firm, estimates that the total U.S. expedited cargo market, including domestic air, domestic ground parcel, domestic less-than-truckload and U.S. air export will generate $87.6 billion in revenue in 2005. Also according to The Colography Group, Inc., the U.S. domestic air freight market is estimated to be approximately $32.4 billion, or 37.0%, of this market. Approximately $4.5 billion, or 13.8%, of that market is made up of heavyweight overnight and deferred air freight, representing the portion of the market within which we primarily compete.

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

Although expedited air freight is usually transported by aircraft, freight forwarders often elect to transport cargo by truck, especially for shipments requiring deferred delivery. Generally, the cost of shipping freight, especially heavy freight, by truck is substantially less than shipping by aircraft. We believe there are several trends that are increasing demand for lower-cost truck transportation of expedited air freight. These trends include:

•	Increased Outsourcing of Logistics Management to Third Party Logistics Providers. Air freight forwarders are playing an increasingly important role in logistics management. As the growing emphasis on just-in-time processes has added to the complexity of logistics management, companies are finding it more advantageous to outsource their logistics management functions to third parties. According to Conference for Logistics Management, the United States third party logistics market grew at a compound annual rate of approximately 14.5% between 1997 and 2003. In contrast to integrated air cargo carriers and less-than-truckload carriers that are focused on utilizing their own fixed-cost assets, air freight forwarders can select from various transportation modes and suppliers to meet their customers’ shipping requirements, thereby serving their customers less expensively. In addition, air freight forwarders generally handle shipments of any size and offer customized shipping options, unlike most integrated air cargo carriers and less-than-truckload carriers.

•	Integrated Air Cargo Carriers’ Focus on Overnight Freight. Integrated air cargo carriers that transport heavy freight are targeting their marketing efforts at higher yielding overnight freight in order to better utilize their high fixed-cost infrastructures. As a result, these carriers are outsourcing deferred freight to surface transportation providers like us.

•	Reduced Airline Cargo Capacity. Since the 1980’s, when the domestic airlines eliminated many of their all-cargo aircraft, growth in demand for air cargo services has generally outpaced the growth of aircraft cargo capacity. Airlines have decreased fleet sizes and are utilizing smaller aircraft, including more regional jets, in many markets. The short supply of air cargo space has resulted in increased demand for surface transportation of cargo.

Competitive Advantages

We believe that the following competitive advantages are critical to our success as a leading provider of time-definite surface transportation services and related logistics services to the deferred air freight market in North America:

•	Focus on the Deferred Air Freight Market. We focus on providing time-definite surface transportation and related logistics services to the deferred air cargo industry. We believe that our focused approach has enabled us to provide a higher level of service in a more cost-effective manner than our competitors.

•	Expansive Network of Terminals and Sorting Facilities. We have built a network of terminals and sorting facilities throughout the United States and Canada located on or near airports. We believe it would be difficult for a competitor to duplicate our network without the expertise and strategic facility locations we have acquired and without expending significant capital and management resources. Our network enables us to provide regularly scheduled service between most markets with low levels of freight damage or loss, all at rates generally significantly below air freight rates.

•	Concentrated Marketing Strategy. We provide our services mainly to air freight forwarders, integrated air cargo carriers, and passenger and cargo airlines rather than directly serving shippers. We do not place significant size or weight restrictions on shipments and, therefore, do not compete with delivery services such as United Parcel Service, Federal Express and DHL Worldwide in the overnight parcel market. We believe that our customers prefer to purchase their transportation services from us because, among other reasons, we generally do not market our services to their shipper customers and, therefore, do not compete directly with them for customers.

•	Superior Service Offerings. Our published schedule for transit times with specific cut-off and arrival times generally provides our customers with the predictability they need. In addition, our network of terminals allows us to offer our customers later cut-off times, a higher percentage of direct shipments (which reduces damage and lost time caused by additional sorting and reloading) and shorter delivery times than most of our competitors.

•	Flexible Business Model. We purchase most of our transportation requirements from owner-operators or truckload carriers, rather than operating our own trucks. This allows us to respond quickly to changing demands and opportunities in our industry and to generate higher returns on assets because of our low capital requirements.

•	Comprehensive Logistics Service Offerings. We offer an array of logistics services including: exclusive-use vehicles (commonly referred to as truck brokerage), dedicated fleet, warehousing, customs brokerage and shipment consolidation and handling. These logistics services are an essential part of some customers’ transportation needs and are not offered by many of our competitors.

•	Leading Technology Platform. We are committed to using information technology to increase the volume of freight we can handle in our network, improve visibility of shipment information and reduce our operating costs. Our technology allows us to provide our customers with electronic bookings and real-time tracking and tracing of shipments throughout the transportation process, complete shipment history, proof of delivery, estimated charges and electronic bill presentment. Our Internet-based technology enables us to view the volume of shipments that will be moving through specific routes in our network at a given time so that we can better plan the staging of trailers for our outbound shipments. We continue to enhance our systems to permit us and our customers to access vital information through both the Internet and electronic data interchange.

Growth Strategy

Our growth strategy is to take advantage of our competitive strengths in the deferred air freight market to increase our profits and returns to shareholders. Principal components of our growth strategy include efforts to:

•	Increase Freight Volume from Existing Customers. Many of our customers currently use us for only a portion of their overall transportation needs. In addition, many of our air freight forwarder customers are growing rapidly, and we expect that they will have a greater need for our services as their businesses grow. We will continue to market directly to these customers to capture additional freight volume. We also believe that there is significant potential for increased freight volume from passenger and cargo airlines, as well as from the integrated air cargo carriers.

•	Develop New Customers. We continue to actively market our services to potential new air freight forwarder customers. We believe air freight forwarders may move away from integrated air cargo carriers because those carriers charge higher rates, and away from less-than-truckload carriers because those carriers provide less reliable service and compete for the same customers as do the air freight forwarders. In addition, we believe our comprehensive North American network and related logistics services are attractive to domestic and international airlines.

•	Improve Efficiency of Our Transportation Network. We constantly seek to improve the efficiency of our network without changing our infrastructure or incurring significant capital expenditures. Regional hubs and direct shuttles improve our efficiency by reducing the number of miles freight must be transported and reducing the number of times freight must be handled and sorted. As the volume of freight between key markets increases, we intend to continue to add direct shuttles.

•	Expand Logistics Services. We continue to expand our logistics services to increase revenue and improve utilization of our terminal facilities and labor force. Because of the timing of the arrival and departure of cargo, our facilities are underutilized during certain portions of the day, allowing us to add logistics services without significantly increasing our costs. Therefore, we have added a number of services in the past few years, such as exclusive-use transportation services, dedicated fleet, warehousing, customs brokerage and shipment consolidation and handling services. These services directly benefit our existing customers and increase our ability to attract new customers, particularly those air freight forwarders that cannot justify providing the services directly. These services are not offered by many transportation providers with whom we compete and are attractive to customers who prefer to use one provider for all of their transportation needs.

•	Enhance Information Systems. We are committed to the continued enhancement of our information systems in ways that will continue to provide us competitive service advantages and increased productivity. We believe our enhanced systems assist us in capitalizing on new business opportunities with existing customers and developing relationships with new customers because of the customer-friendly, cost-saving features our system provides, including real-time tracking and tracing of shipments and electronic bill presentment.

•	Pursue Strategic Acquisitions. We intend to continue to evaluate acquisitions that can increase our penetration of a geographic area, add new customers or increase freight volume. In addition, we expect to explore acquisitions that may enable us to offer additional logistics services. Since our inception, we have acquired the assets of eight of our regional competitors that met one or more of these criteria.

Operations

We receive freight from air freight forwarders, integrated air cargo carriers and passenger and cargo airlines at our terminals, which are located on or near airports in the United States and Canada. We consolidate and transport these shipments by truck through our network to our terminals nearest the ultimate destinations of the shipments. We operate regularly scheduled service to and from each of our terminals through our Columbus, Ohio central sorting facility or through one of our eight regional hubs. We also operate regularly scheduled shuttle service directly between terminals where the volume of freight warrants bypassing the Columbus, Ohio central sorting facility or a regional hub. When a shipment arrives at our terminal nearest its destination, the customer arranges for the shipment to be picked up and delivered to its final destination.

Terminals

Our network consists of terminals located in the following 80 cities:

City	Airport Served	City	Airport Served
Albany, NY	ALB	Louisville, KY	SDF
Albuquerque, NM	ABQ	Memphis, TN	MEM
Atlanta, GA	ATL	McAllen, TX*	MFE
Austin, TX	AUS	Miami, FL	MIA
Baltimore, MD	BWI	Milwaukee, WI	MKE
Baton Rouge, LA*	BTR	Minneapolis, MN	MSP
Birmingham, AL*	BHM	Mobile, AL*	MOB
Blountville, TN*	TRI	Nashville, TN	BNA
Boston, MA	BOS	Newark, NJ	EWR
Brownsville, TX*	BRO	Newburgh, NY	SWF
Buffalo, NY	BUF	New Orleans, LA	MSY
Charleston, SC	CHS	New York, NY	JFK
Charlotte, NC	CLT	Norfolk, VA	ORF
Chicago, IL	ORD	Oklahoma City, OK	OKC
Cincinnati, OH	CVG	Omaha, NE*	OMA
Cleveland, OH	CLE	Orlando, FL	MCO
Columbia, SC*	CAE	Pensacola, FL*	PNS
Columbus, OH	CMH	Philadelphia, PA	PHL
Corpus Christi, TX*	CRP	Phoenix, AZ	PHX
Dallas/Ft. Worth, TX	DFW	Pittsburgh, PA	PIT
Dayton, OH*	DAY	Portland, OR	PDX
Denver, CO	DEN	Raleigh, NC	RDU
Detroit, MI	DTW	Richmond, VA	RIC
El Paso, TX	ELP	Rochester, NY	ROC
Greensboro, NC	GSO	Sacramento, CA	SMF
Greenville, SC	GSP	Salt Lake City, UT	SLC
Hartford, CT	BDL	San Antonio, TX	SAT
Harlingen, TX*	HRL	San Diego, CA	SAN
Houston, TX	IAH	San Francisco, CA	SFO
Huntsville, AL	HSV	Seattle, WA	SEA
Indianapolis, IN	IND	St. Louis, MO	STL
Jackson, MS*	JAN	Syracuse, NY	SYR
Jacksonville, FL	JAX	Tampa, FL	TPA
Kansas City, MO	MCI	Toledo, OH*	TOL
Knoxville, TN*	TYS	Tucson, AZ*	TUS
Lafayette, LA*	LFT	Tulsa, OK	TUL
Laredo, TX*	LRD	Washington, DC	IAD
Las Vegas, NV	LAS	Montreal, Canada*	YUL
Little Rock, AR	LIT	Ottawa, Canada*	YOW
Los Angeles, CA	LAX	Toronto, Canada	YYZ

*    Denotes an independent agent location.

Independent agents operate 20 of our locations. These locations typically handle low volumes of freight relative to our company-operated facilities.

Direct Service and Regional Hubs

We operate direct terminal-to-terminal services and regional overnight service between terminals where justified by freight volumes. We currently provide regional overnight service to many of the markets within our network. Direct service allows us to provide quicker scheduled service at a lower cost because it allows us to minimize out of route miles and eliminate the added time and cost of handling the freight at our central or regional hub sorting facilities. Direct shipments also reduce the likelihood of damage because of reduced handling and sorting of the freight. As we continue to increase volume between various terminals, we intend to continue to add direct services. Where warranted by sufficient volume in a region, we utilize larger terminals as regional sorting hubs, which allows us to bypass our Columbus, Ohio central sorting facility. These regional hubs improve our operating efficiency and enhance customer service. We operate regional hubs in Atlanta, Dallas/Ft. Worth, Kansas City, Los Angeles, New Orleans, Newburgh, Orlando and San Francisco.

Shipments

The average weekly volume of freight moving through our network was over 28.7 million pounds per week in 2004, an increase of 13.4% versus 2003. During 2004, our average shipment weighed over 750 pounds and shipment sizes range from small boxes weighing only a few pounds to large shipments of several thousand pounds. Although we impose no significant size or weight restrictions, we focus our marketing and price structure on shipments of 200 pounds or more. As a result, we do not typically directly compete with integrated air cargo carriers in the overnight delivery of small parcels. The table below summarizes the average weekly volume of freight moving through our network for each year since 1990.

Year	Average Weekly Volume in Pounds
(In millions)
1990	1.2
1991	1.4
1992	2.3
1993	3.8
1994	7.4
1995	8.5
1996	10.5
1997	12.4
1998	15.4
1999	19.4
2000	24.0
2001	24.3
2002	24.5
2003	25.3
2004	28.7

Logistics Services

Customers increasingly demand more than the movement of freight from their transportation providers. To meet these demands, we continually seek ways to customize our logistics services and add new services. Logistics services increase our profit margins by increasing our revenue without corresponding increases in our fixed costs.

Our logistics services allow customers to access the following services from a single source:

•	exclusive-use vehicles, commonly referred to as truck brokerage;

•	dedicated fleets;

•	customs brokerage, such as assistance with U.S. Customs and Border Protection (“U.S. Customs”) procedures for both import and export shipments;

•	warehousing, dock and office space; and

•	shipment consolidation and handling, such as shipment build-up and break-down and reconsolidation of air or ocean pallets or containers.

These services are critical to many of our air freight forwarder customers that do not provide logistics services themselves or that prefer to use one provider for all of their surface transportation needs.

Customers and Marketing

Our wholesale customer base is primarily comprised of air freight forwarders, integrated air cargo carriers and passenger and cargo airlines. Our air freight forwarder customers vary in size from small, independent, single facility companies to large, international logistics companies such as AIT Worldwide Logistics, DHL Danzas, UPS Supply Chain Solutions and Pilot Air Freight. Because we deliver dependable service, integrated air cargo carriers such as UPS Cargo, DHL Worldwide Express and Menlo Worldwide use our network to provide overflow capacity and other services, including shipment of bigger packages and pallet-loaded cargo. Our passenger and cargo airline customers include British Airways, KLM, Northwest Airlines, Virgin Atlantic and Kitty Hawk Cargo.

We market our services through a sales and marketing staff located in major air cargo transportation markets of the United States. Senior management also is actively involved in sales and marketing at the national account level and supports local sales initiatives. We have a strong commitment to strategically supporting the wholesale air cargo industry and focus on air freight forwarders, integrated air cargo carriers and passenger and cargo airlines that have time-sensitive shipping needs requiring customized services. We also participate in air cargo trade shows and advertise our services through direct mail programs and through the Internet via www.forwardair.com. The information contained on our website is not part of this filing.

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

Purchased Transportation

We contract for most of our transportation services on a per mile basis from owner-operators. The owner-operators own, operate and maintain their own tractors and employ their own drivers. Our freight handlers load and unload our trailers for hauling by owner-operators between our terminals.

We seek to establish long-term relationships with owner-operators to assure dependable service and availability. Historically, we have experienced significantly higher than industry average retention of owner-operators. We have established specific guidelines relating to safety records, driving experience and personal evaluations that we use to select our owner-operators. To enhance our relationship with the owner-operators, our per mile rates are generally above prevailing market rates. In addition, we typically offer our owner-operators and their drivers a consistent work schedule. Usually, schedules are between the same two cities, improving quality of work life for the owner-operators and their drivers and, in turn, increasing driver retention.

As a result of seasonal demands and volume surges in particular markets, we also purchase transportation from other surface transportation providers to handle overflow volume. Of the $118.4 million of our purchased transportation in 2004, we purchased 66.6% from owner-operators and 33.4% from other surface transportation providers.

Competition

The air freight transportation industry is highly competitive and very fragmented. Our competitors include regional trucking companies that specialize in handling deferred air freight and national and regional less-than-truckload carriers. To a lesser extent, we compete with integrated air cargo carriers and passenger and cargo airlines. We believe competition is based on service, primarily on-time delivery, flexibility and reliability, as well as rates. We offer our services at rates that generally are significantly below the charge to transport the same shipment to the same destination by air. We believe we have an advantage over less-than-truckload carriers because we deliver faster, more reliable service between many cities.

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

Employees

As of December 31, 2004, we had 1,008 full-time employees, 340 of whom were freight handlers. Additionally as of that date, there were 615 part-time employees. None of our employees are covered by a collective bargaining agreement. We recognize that our workforce, including our freight handlers, is one of our most valuable assets. The recruitment, training and retention of qualified employees are essential to support our continued growth and to meet the service requirements of our customers.

Risk Management and Litigation

Under U.S. Department of Transportation (“DOT”) regulations, we are liable for property damage and personal injuries caused by owner-operators while they are operating on our behalf. We currently maintain liability insurance coverage that we believe is adequate to cover third-party claims. We have a self-insured retention of $500,000 per occurrence for each vehicle and general liability claim. We may also be subject to claims for workers’ compensation. We maintain workers’ compensation insurance coverage that we believe is adequate to cover such claims. We have a self-insured retention of $250,000 for each such claim. We could incur claims in excess of our policy limits or incur claims not covered by our insurance.

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

Regulation

The DOT and various state agencies have been granted broad powers over our business. These entities generally regulate such activities as authorization to engage in property brokerage and motor carrier operations, safety and financial reporting. We are licensed by the DOT as a motor carrier and broker to arrange for the transportation of freight by truck. Our domestic customs brokerage operations are licensed by U.S. Customs. The Federal Maritime Commission regulates our ocean freight forwarding operations. We are subject to similar regulation in the Dominion of Canada.

Risk Factors

In addition to the other information in this Form 10-K and other documents we have filed with the Securities and Exchange Commission (the “SEC”) from time to time, the following factors should be carefully considered in evaluating our business. Such factors could affect results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us. Some or all of these factors may apply to our business.

Our business is subject to general economic and business factors that are largely out of our control, any of which could have a materially adverse effect on our results of operations.

Our business is dependent upon a number of factors that may have a materially adverse effect on the results of our operations, many of which are beyond our control. These factors include increases or rapid fluctuations in fuel prices, capacity in the trucking industry, insurance premiums, self-insured retention levels and difficulty in attracting and retaining qualified owner-operators and freight handlers. Our profitability would decline if we were unable to anticipate and react to increases in our operating costs, including purchased transportation and labor, or decreases in the amount of revenue per pound of freight shipped through our system. As a result of competitive factors, we may be unable to raise our prices to meet increases in our operating costs, which could result in a materially adverse effect on our business, results of operations and financial condition.

Economic conditions may adversely affect our customers and the amount of freight available for transport. This may require us to lower our rates, and this may also result in lower volumes of freight flowing through our network. Customers encountering adverse economic conditions represent a greater potential for loss, and we may be required to increase our reserve for bad-debt losses.

Our results of operations may be affected by seasonal factors. Volumes of freight tend to be lower in the first quarter after the winter holiday season. In addition, it is not possible to predict the short or long-term effects of any geopolitical events on the economy or on customer confidence in the United States, or their impact, if any, on our future results of operations.

In order to continue growth in our business, we will need to increase the volume and revenue per pound of the freight shipped through our system.

Our continued growth depends in significant part on our ability to increase the amount and revenue per pound of the freight shipped through our network. The amount of freight shipped through our network and our revenue per pound depend on numerous factors, many of which are beyond our control, such as economic conditions and our competitors’ pricing. Therefore, we cannot guarantee that the amount of freight shipped or the revenue per pound we realize on that freight will increase or even remain at current levels. If we fail to increase the volume of the freight shipped through our network or the revenue per pound of the freight shipped, we may be unable to maintain or increase our profitability.

Because a portion of our network costs are fixed, we will be adversely affected by any decrease in the volume or revenue per pound of freight shipped through our network.

Our operations, particularly our network of hubs and terminals, represent substantial fixed costs. As a result, any decline in the volume or revenue per pound of freight we handle may have an adverse effect on our operating margin and our results of operations. Typically, we do not have contracts with our customers and we cannot guarantee that our current customers will continue to utilize our services or that they will continue at the same levels. The actual shippers of the freight moved through our network include various manufacturers and distributors of electronics, telecommunications equipment, machine parts, trade show exhibit materials and medical equipment. Adverse business conditions affecting these shippers or adverse general economic conditions are likely to cause a decline in the volume of freight shipped through our network.

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

Under DOT regulations, we are liable for property damage and personal injuries caused by owner-operators while they are operating on our behalf. We currently maintain liability insurance coverage that we believe is adequate to cover third-party claims. We have a self-insured retention of $500,000 per occurrence for each vehicle and general liability claim. We may also be subject to claims for workers’ compensation. We maintain workers’ compensation insurance coverage that we believe is adequate to cover such claims. We have a self-insured retention of $250,000 for each such claim. We could incur claims in excess of our policy limits or incur claims not covered by our insurance. Any claims beyond the limits or scope of our insurance coverage may have a material adverse effect on us. Because we do not carry “stop loss” insurance, a significant increase in the number of claims that we must cover under our self-insurance retainage could adversely affect our profitability. In addition, we may be unable to maintain insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against losses.

We have grown and may grow, in part, through acquisitions, which involve various risks, and we may not be able to identify or acquire companies consistent with our growth strategy or successfully integrate acquired businesses into our operations.

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

Acquisitions also may affect our short-term cash flow and net income as we expend funds, potentially increase indebtedness and incur additional expenses. If we are not able to identify or acquire companies consistent with our growth strategy, or if we fail to successfully integrate any acquired companies into our operations, we may not achieve anticipated increases in revenue, cost savings and economies of scale, and our operating results may actually decline.

We may have difficulty effectively managing our growth, which could adversely affect our results of operations.

Our growth plans will place significant demands on our management and operating personnel. Our ability to manage our future growth effectively will require us to regularly enhance our operating and management information systems and to continue to attract, retain, train, motivate and manage key employees. If we are unable to manage our growth effectively, our business, results of operations and financial condition may be adversely affected.

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

We depend on owner-operators for most of our transportation needs. In 2004, owner-operators provided 66.6% of our purchased transportation. Competition for owner-operators is intense, and sometimes there are shortages of available owner-operators. In addition, we need a large number of freight handlers to operate our business efficiently. During periods of low unemployment in the areas where our terminals are located, we may have difficulty hiring and retaining a sufficient number of freight handlers. If we have difficulty attracting and retaining enough qualified owner-operators or freight handlers, we may be forced to increase wages and benefits, which would increase our operating costs. This difficulty may also impede our ability to maintain our delivery schedules, which could make our service less competitive and force us to curtail our planned growth. If our labor costs increase, we may be unable to offset the increased labor costs by increasing rates without adversely affecting our business. As a result, our profitability may be reduced.

A determination by regulators that our independent owner-operators are employees rather than independent contractors could expose us to various liabilities and additional costs.

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

The DOT and various state agencies have been granted broad regulatory powers over our business, and we are licensed by the DOT, U.S. Customs and the Federal Maritime Commission. If we fail to comply with any applicable regulations, our licenses may be revoked or we could be subject to substantial fines or penalties and to civil and criminal liability.

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

In addition, there may be changes in applicable federal or state tax or other laws or interpretations of those laws. If this happens, we may incur additional taxes, as well as higher workers’ compensation and employee benefit costs, and possibly penalties and interest for prior periods. This could have an adverse effect on our results of operations.

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

Our shareholder rights plan, charter and bylaws and provisions of Tennessee law could discourage or prevent a takeover that may be considered favorable.

We have a shareholder rights plan that may have the effect of discouraging unsolicited takeover proposals. The rights issued under the shareholder rights plan would cause substantial dilution to a person or group that attempts to acquire us on terms not approved in advance by our Board of Directors. In addition, our shareholder rights plan, charter and bylaws and provisions of Tennessee law may discourage, delay or prevent a merger, acquisition or change in control that may be considered favorable. These provisions could also discourage proxy contests and make it more difficult for shareholders to elect directors and take other corporate actions. Among other things, these provisions:

•	authorize us to issue preferred stock, the terms of which may be determined at the sole discretion of our Board of Directors and may adversely affect the voting or economic rights of our shareholders; and

•	establish advance notice requirements for nominations for election to the Board of Directors and for proposing matters that can be acted on by shareholders at a meeting.

Our shareholder rights plan, charter and bylaws and provisions of Tennessee law may discourage transactions that otherwise could provide for the payment of a premium over prevailing market prices for our common stock, $0.01 par value per share (the “Common Stock”), and also could limit the price that investors are willing to pay in the future for shares of our Common Stock.

Service Marks

Through one of our subsidiaries, we hold two service marks: Forward Air, Inc.® and North America’s Most Complete Roadfeeder Network®. These marks are of significant value to our business. Both of these marks are registered with the United States Patent and Trademark Office.

Website Access

We file reports with the SEC, including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. We are an electronic filer and the SEC maintains an Internet site at www.sec.gov that contains these reports and other information filed electronically. We make available free of charge through our website our reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Our website address is www.forwardair.com. Please note that this website address is provided as an inactive textual reference only. The information provided on the website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

Item 2.  Properties

Properties and Equipment

Management believes that we have adequate facilities for conducting our business, including properties owned and leased. Management further believes that in the event replacement property is needed, it will be available on terms and at costs substantially similar to the terms and costs experienced by competitors within the transportation industry.

We own our 83,800 square foot Columbus, Ohio central sorting facility. During the fourth quarter of 2002, we repaid early our State of Ohio 1993-8 Ohio Enterprise Bond Fund bond issue with the Director of Development of the State of Ohio for our Columbus central sorting facility. The amount required to satisfy the bond obligation was $3.9 million and resulted in a one-time charge for the early extinguishment of debt of $456,000, which we recognized during 2002.

We lease our 37,500 square foot headquarters in Greeneville, Tennessee from the Greeneville-Greene County Airport Authority. The lease term ends in 2006 and has two ten-year and one five-year renewal options.

During the fourth quarter of 2002, the City of Atlanta filed a Petition for Condemnation and Declaration of Taking for a terminal facility owned by Transportation Properties, Inc. and leased by Forward Air, Inc., two of our wholly owned subsidiaries. The condemnation was filed in connection with the fifth runway airport expansion project at Atlanta Hartsfield-Jackson International Airport. According to the 2002 condemnation petition, the City of Atlanta took ownership of the property and building and deposited $2.6 million into the Registry of the Court as compensation to Transportation Properties, Inc. We filed a protest to the City of Atlanta’s evaluation of the property and building and also challenged the method of condemnation it utilized. Prior to December 2003, the City of Atlanta destroyed the condemned building in conjunction with the runway expansion project. On or about December 30, 2003, the Superior Court of Clayton County, Georgia (the “Court”) ruled that the City of Atlanta’s method of condemnation was improper and returned ownership of the land to us.

During January 2004, the City of Atlanta filed a second condemnation petition to obtain title to the land. In connection with this second petition, the City of Atlanta deposited an additional $1.3 million into the Registry of the Court, which was the City of Atlanta’s estimated fair market value of the land. The City of Atlanta petitioned the Court and was granted the right to withdraw the original $2.6 million escrow balance it paid into the Court as part of the first petition for condemnation. We and our outside counsel believe that the December 30, 2003 ruling by the Court and the City of Atlanta’s actions subsequent to the first condemnation have given rise to additional theories of recovery. We are not challenging the method of condemnation set forth in the second petition but are challenging the withdrawal of the original $2.6 million escrow balance.

Additionally, we have claims for damages arising from the City of Atlanta’s destruction of our building during the wrongful possession of the property by the City of Atlanta. Currently, we are awaiting a trial setting on all issues of damages relating to the first and second condemnations of this property. As a result of the events up to and subsequent to December 31, 2003, we recorded an escrow balance in other assets for approximately $1.3 million (land value) and a long-term receivable of approximately $1.3 million (building value as originally determined in the 2002 condemnation petition) from the City of Atlanta as of December 31, 2003. During 2004, the approximately $1.3 million representing the land value was collected while the approximately $1.3 million representing the building value as set forth in the first condemnation action remained unchanged in long-term receivables. We remain confident this receivable will be collected.

In July 2003, we relocated our Atlanta operations into a new 63,550 square foot Atlanta terminal facility. The initial lease term for this terminal facility expires in June 2008.

We lease and maintain terminals in 59 additional cities located at or near various airports in the United States and Canada. Lease terms are typically for three to five years. The remaining 20 terminals are agent stations operated by independent agents who handle freight for us on a commission basis.

We own the majority of trailers we use to move freight through the Forward Air network. Substantially all of our trailers are 53’ long, and many have specialized roller bed equipment required to serve air cargo industry customers. The average age of our owned trailer fleet was approximately 4.3 years at December 31, 2004.

Item 3.  Legal Proceedings

We are party to and our property is subject to the legal proceedings discussed in Item 2 of this Form 10-K regarding the condemnation of our property by the City of Atlanta. The information required by Item 103 of Regulation S-K with regard to these proceedings is set forth in such Item 2.

In addition, from time to time, we are a party to ordinary, routine litigation incidental to and arising in the normal course of our business, most of which involve claims for personal injury, property damage related to the transportation and handling of freight, or workers’ compensation. We do not believe that any of these pending actions, individually or in the aggregate, will have a material adverse effect on our business, financial condition or results of operations.

Item 4.  Submission Of Matters To A Vote Of Security Holders

During the fourth quarter of the fiscal year ended December 31, 2004, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

Executive Officers Of The Registrant

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this report. The ages listed below are as of December 31, 2004.

The following are our executive officers:

Name	Age	Position
Bruce A. Campbell	53	President and Chief Executive Officer
Andrew C. Clarke	34	Chief Financial Officer, Senior Vice President and Treasurer
Craig A. Drum	49	Senior Vice President, Sales
Matthew J. Jewell	38	Senior Vice President, General Counsel and Secretary
Chris C. Ruble	42	Senior Vice President, Operations
Rodney L. Bell	42	Vice President and Controller

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

Andrew C. Clarke has served as a director and as Chief Financial Officer, Senior Vice President and Treasurer since April 2001. In April 2000, he began serving as Chief Financial Officer, Senior Vice President and director of a subsidiary that provided Internet and technology services and support to our operations. From August 1998 to March 2000, Mr. Clarke was an investment banker with Deutsche Banc Alex. Brown in the Global Transportation Group. Mr. Clarke has an MBA from the Graduate School of Business at the University of Chicago. Mr. Clarke also serves as a director of Pacer International, Inc.

Craig A. Drum has served as Senior Vice President, Sales since July 2001 after joining us in January 2000 as Vice President, Sales for our Internet and technology service and support subsidiary. In February 2001, Mr. Drum was promoted to Vice President of National Accounts. Prior to January 2000, Mr. Drum spent most of his 24-year career with Delta Air Lines, Inc., most recently as the Director of Sales and Marketing — Cargo.

Matthew J. Jewell has served as Senior Vice President and General Counsel since July 2002. In October 2002, he was also appointed Secretary. From January 2000 until joining us in July 2002, Mr. Jewell was a partner with the law firm of Austin & Sparks, P.C. Mr. Jewell was an associate at Dennis, Corry & Porter, L.L.P. from July 1991 to December 1998 and a partner from January 1999 to January 2000.

Chris C. Ruble has served as Senior Vice President, Operations since October 2001. He was Regional Vice President from September 1997 to October 2001, regional manager from February 1997 to September 1997, after starting with us as a terminal manager in January 1996. From June 1986 to August 1995, Mr. Ruble served in various management capacities at Roadway Package System, Inc.

Rodney L. Bell has served as Vice President and Controller since October 2000. Mr. Bell began serving as Controller in February 1995 after joining us as Assistant Controller in March 1992. Prior to joining the Company, Mr. Bell was employed in public accounting for over six years, most recently with the accounting firm of Adams and Plucker as a senior manager.

Part II

Item 5.	Market For Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our Common Stock trades on The NASDAQ Stock Market® under the symbol “FWRD.” The following table sets forth the high and low trade prices for the Common Stock as reported by The NASDAQ Stock Market® for each full quarterly period within the two most recent fiscal years. All prices have been restated to reflect a three-for-two stock split declared in February 2005.

2004	High	Low
First Quarter	$22.98	$18.33
Second Quarter	$25.26	$19.87
Third Quarter	$27.44	$23.31
Fourth Quarter	$31.50	$26.53

2003	High	Low
First Quarter	$15.55	$12.12
Second Quarter	$17.58	$13.43
Third Quarter	$21.28	$16.51
Fourth Quarter	$21.33	$17.07

There were approximately 300 shareholders of record of our Common Stock as of February 28, 2005.

Prior to February 15, 2005, we had never declared a cash dividend, our policy being to reinvest earnings into our business while retaining adequate cash reserves to fund potential acquisitions. On February 15, 2005, our Board of Directors declared a cash dividend of $0.06 per share of our Common Stock on a split-adjusted basis to shareholders of record as of April 4, 2005. We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by our Board of Directors.

There are no material restrictions on our ability to declare dividends. See Note 3 to the consolidated financial statements.

None of our securities were sold during fiscal 2004 without registration under the Securities Act.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2004 with respect to shares of our Common Stock that may be issued under existing equity compensation plans, including the 1992 Amended and Restated Stock Option and Incentive Plan (the “1992 Plan”), the 1999 Stock Option and Incentive Plan (the “1999 Plan”), the Non-Employee Director Stock Option Plan (the “NED Plan”), the 2000 Non-Employee Director Award (the “2000 NED Award”) and the Restated Employee Stock Purchase Plan (the “ESPP”). All shares and prices have been restated to reflect a three-for-two stock split declared in February 2005. Our shareholders have approved each of these plans.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Shareholders	1,732,082 (1)	$14.47 (2)	3,965,931 (3)
Equity Compensation Plans Not Approved by Shareholders	—	—	—
Total	1,732,082	$14.47	3,965,931

(1)	Includes 312,266 shares of Common Stock issuable upon the exercise of options under the 1992 Plan, as of December 31, 2004. The 1992 Plan expired November 12, 2002. No additional options may be granted under the 1992 Plan.

(2)	Includes the weighted-average exercise price of options outstanding under the 1992 Plan. Excludes purchase rights accruing under the ESPP, which has a shareholder-approved reserve of 1,350,000 shares. Under the ESPP, each eligible employee may purchase up to 3,900 shares of Common Stock at semi-annual intervals each year at a purchase price per share equal to 85.0% of the lower of the fair market value of the Common Stock at close of (i) the first trading day of a purchase period or (ii) the last trading day of a purchase period.

(3)	Includes shares available for future issuance under the ESPP. As of December 31, 2004, an aggregate of 1,177,956 shares of Common Stock were available for issuance under the ESPP.

The following table provides information with respect to purchases we made of shares of our Common Stock during each month in the quarter ended December 31, 2004. All shares and prices have been restated to reflect a three-for-two stock split declared in February 2005.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
October 1–31, 2004	—	—	1,284,600	1,715,400
November 1–30, 2004	—	—	1,284,600	1,715,400
December 1–31, 2004	109,500	$30.15	1,394,100	1,605,900
Total	109,500	$30.15	1,394,100	1,605,900

(1)	On July 25, 2002, we announced that our Board of Directors approved a stock repurchase program for up to 3.0 million shares of our Common Stock.

Item 6.  Selected Financial Data

The following table sets forth our selected financial data. The selected financial data should be read in conjunction with our consolidated financial statements and notes thereto, included elsewhere in this report.

	Year ended December 31
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Income Statement Data:
Operating revenue	$282,197	$241,517	$226,072	$227,500	$214,907
Income from operations (1)	53,598	40,182	32,737	31,658	37,301
Operating margin (1)(2)	19.0%	16.6%	14.5%	13.9%	17.4%
Net income (1)	34,421	25,815	21,616	19,882	23,445
Net income per share: (1)(3)
Basic	$1.07	$0.81	$0.67	$0.61	$0.74
Diluted	$1.05	$0.79	$0.65	$0.59	$0.70
Cash dividends declared per common share (3)	—	—	—	—	—

Balance Sheet Data (at end of period):
Total assets	$214,553	$175,087	$145,511	$136,959	$115,968
Long-term obligations, net of current portion	867	907	935	4,451	7,232
Shareholders’ equity	181,003	147,708	118,346	106,585	83,453

(1)	Data for the years ended December 31, 2004, 2003 and 2002 reflect Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, adopted in 2002.

(2)	Income from operations as a percentage of operating revenue.

(3)	Restated to reflect a three-for-two stock split declared in February 2005.

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

Critical Accounting Policies

A summary of significant accounting policies is disclosed in Note 1 to the consolidated financial statements included in our 2004 Form 10-K. Our critical accounting policies are further described under the caption “Discussion of Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2004 Form 10-K.

Risk Factors

A summary of factors which could affect results and cause results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf, are further described under the caption “Risk Factors” in the Business portion of our 2004 Form 10-K.

Results of Operations

The following table shows the percentage relationship of expense items to operating revenue for the periods indicated. In the accompanying discussion, all percentage figures are as a percent of operating revenue with the exception of revenue growth rates.

	Year Ended December 31
	2004	2003	2002
Operating revenue	100.0%	100.0%	100.0%
Operating expenses:
Purchased transportation	42.0	42.3	43.9
Salaries, wages and employee benefits	22.2	22.5	22.3
Operating leases	4.5	5.4	5.4
Depreciation and amortization	2.4	3.0	3.3
Insurance and claims	1.9	2.1	1.7
Other operating expenses	8.0	8.1	8.9
Total operating expenses	81.0	83.4	85.5
Income from operations	19.0	16.6	14.5
Interest expense	—	—	(0.2)
Other income, net	0.4	0.3	0.8
Total other income	0.4	0.3	0.6
Income before income taxes	19.4	16.9	15.1
Income taxes	7.2	6.2	5.5
Net income	12.2%	10.7%	9.6%

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Operating revenue increased by $40.7 million, or 16.9%, to $282.2 million for 2004 from $241.5 million in 2003. Airport-to-airport, which is the largest component of our operating revenue, increased $33.6 million to $238.4 million, accounting for 84.5% of our total operating revenue. During 2004, we experienced a 14.1% increase in tonnage that transited our network as the result of a stronger economy and positive trends among our customer base. Our airport-to-airport business is priced on a per pound basis and the average revenue per pound including the impact of fuel surcharges increased 2.0% for 2004 versus 2003 primarily as the result of a rate increase implemented during the year. Our logistics revenue, which is primarily truckload brokerage and priced on a per mile basis, increased $4.6 million to $24.1 million in 2004. During the year, we increased the number of miles driven to support our logistics revenue by 22.9% while increasing the revenue per mile including the impact of fuel surcharges charged by 0.6%. Accessorial revenue, which includes warehousing services and terminal handling and accounts for our final component of operating revenue, increased $2.5 million to $19.7 million, a 14.0% increase from 2003.

Purchased transportation decreased to 42.0% of operating revenue in 2004 versus 42.3% in the same period of 2003. The decrease in purchased transportation as a percentage of operating revenue was primarily attributed to a year over year improvement in tonnage transported through the airport-to-airport network and revenue per pound that allowed us to operate our network more efficiently in 2004 versus 2003. During the year, we increased the amount we spent for purchased transportation by $16.4 million, an increase of 16.0%. For 2004, purchased transportation costs for our airport-to-airport network represented 40.6% of airport-to-airport revenue versus 40.9% in 2003. During this period, we were able to increase both the volume and revenue per pound of freight, which enabled us to operate the airport-to-airport network more efficiently. These increases were offset, in part, by an increase in the number of miles needed to operate our system as well as an increase in the average rate per mile paid. For 2004, logistics purchased transportation costs represented 69.4% of logistics revenue versus 70.6% last year. We also increased the amount paid during 2004 for cartage or the local pick up and delivery of freight by 12.1% to $5.0 million.

Salaries, wages and employee benefits were 22.2% of operating revenue in 2004 compared to 22.5% for the same period of 2003. The decrease in salaries, wages and employee benefits as a percentage of operating revenue was primarily attributed to a year over year improvement in tonnage and revenue per pound that allowed us to operate our network more efficiently in 2004 versus 2003. The amounts spent on salaries and wages, including incentives and health care costs increased 16.0% and 35.5% during 2004, respectively. These increases, however, were offset by a 22.0% decrease in the amount we spent on workers’ compensations expenses. This decrease resulted from favorable settlement of prior period claims, as well as better current year claims experience.

Operating leases, the largest component of which is facility rent, were 4.5% of operating revenue in 2004 compared to 5.4% in the same period of 2003. The decrease in operating leases as a percentage of operating revenue between periods was primarily attributable to an increase in operating revenue as the dollar amount in this category decreased slightly between the two periods.

Depreciation and amortization expense as a percentage of operating revenue was 2.4% in 2004 compared to 3.0% in the same period of 2003. The decrease in depreciation and amortization expense as a percentage of operating revenue was primarily attributable to an increase in operating revenue and a decrease in depreciation expense from certain assets becoming fully depreciated, including two non-compete agreements which were fully amortized as of December 31, 2003. These decreases were offset, in part, by new depreciation from capital expenditures during 2004.

Insurance and claims were 1.9% of operating revenue in 2004 compared to 2.1% in the same period of 2003. The net increase in insurance and claims was approximately $230,000, primarily as the result of a decrease in our loss development factor as we have had, in general, better insurance claims experience over the last few insurance periods. This decrease, however, was offset by increases in claims amount during the period which were driven primarily by an adverse loss development on one major accident. We are self-insured for each auto liability claim in the amount of $500,000.

Other operating expenses were relatively flat in 2004, accounting for 8.0% of operating revenue compared to 8.1% in the same period of 2003. Other operating expenses include repair and maintenance, license and taxes, driver recruiting and compliance and other miscellaneous expenses.

Income from operations increased by $13.4 million, or 33.3%, to $53.6 million for 2004 compared with $40.2 million for the same period in 2003. The increase in income from operations was primarily a result of the increase in operating revenue, including fuel surcharges, which was offset in part by increases in variable costs associated with operating the network.

Interest expense was $55,000, or less than 0.1% of operating revenue, in 2004 compared with $71,000, or less than 0.1%, for the same period in 2003.

Other income, net was $1.1 million, or 0.4% of operating revenue, in 2004 compared to $0.6 million, or 0.3%, for the same period in 2003. The increase in other income, net resulted from higher interest income attributed to higher yields on higher balances in available-for-sale securities during 2004.

The combined federal and state effective tax rate for 2004 was 37.0% of pre-tax income compared to a rate of 36.6% for the same period in 2003.

As a result of the foregoing factors, net income increased by $8.6 million, or 33.3%, to $34.4 million for 2004 compared to $25.8 million for the same period in 2003.

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

Purchased transportation represented 42.3% of operating revenue in 2003 compared to 43.9% in 2002. The decrease in purchased transportation as a percentage of operating revenue was primarily the result of an increase in operating revenue combined with a higher utilization of the airport-to-airport network. This decrease was partially offset by an increase in logistics revenue, where purchased transportation costs are traditionally higher as a percent of operating revenue than traditional linehaul purchased transportation costs. For 2003, traditional linehaul and logistics purchased transportation costs represented 40.9% and 70.4%, respectively, of operating revenue, versus 42.3% and 69.8%, respectively, during 2002.

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

Other income, net was $0.6 million, or 0.3% of operating revenue, in 2003, compared to $1.8 million, or 0.8%, for 2002. Other income, net during 2003 consisted primarily of interest income generated by our short-term investments. While we had a larger amount of available-for-sale securities in 2003, we experienced a lower rate of return on those amounts. Other income during 2002 included a $1.3 million settlement paid to us by U.S. Xpress Enterprises, Inc., a $0.4 million gain on the condemnation of a facility we owned in Atlanta and a $0.5 million charge from the early retirement of debt related to our facility in Columbus, Ohio.

The combined federal and state effective tax rate for 2003 was 36.6% compared to a rate of 36.7% for 2002.

As a result of the foregoing factors, net income increased by $4.2 million, or 19.4%, to $25.8 million for 2003, from $21.6 million in 2002.

Discussion of Critical Accounting Policies

Our accounting policies are more fully described in Note 1 to the consolidated financial statements. As discussed in Note 1, the preparation of our consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions about future events that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ significantly from those estimates. We believe that the following discussion addresses our most critical accounting policies, which are those that are most important to the portrayal of our financial condition and results of operations and require management’s most difficult, subjective and complex judgments.

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances in which management is aware of a specific customer’s inability to meet its financial obligations to us (for example, bankruptcy filings, accounts turned over for collection or litigation), we record a specific reserve for these bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for these bad debts based on the length of time the receivables are past due. Specifically, amounts that are 90 days or more past due are reserved at 50.0%. If circumstances change (i.e., we experience higher than expected defaults or an unexpected material adverse change in a customer’s ability to meet its financial obligations to us), the estimates of the recoverability of amounts due to us could be reduced by a material amount. Accounts are written off after all means of collection, including legal action, have been exhausted.

Allowance for Revenue Adjustments

Our allowance for revenue adjustments consists of amounts reserved for billing rate changes that are not captured upon load initiation. These adjustments generally arise: (i) when the sales department contemporaneously grants small rate changes (“spot quotes”) to customers that differ from the standard rates in the system; (ii) when freight requires dimensionalization or is reweighed resulting in a different required rate; (iii) when billing errors occur; and (iv) when data entry errors occur. When appropriate, permanent rate changes are initiated and reflected in the system. We monitor the manual revenue adjustments closely through the employment of various controls that are in place to ensure that revenue recognition is not compromised and that fraud does not occur. During 2004, average revenue adjustments per month were approximately $150,000, on average revenue per month of approximately $23.5 million (less than 0.7% of monthly revenue). In order to estimate the allowance for revenue adjustments related to ending accounts receivable, we prepare an analysis that considers average monthly revenue adjustments and the average lag for identifying and quantifying these revenue adjustments. Based on this analysis, we establish an allowance for approximately 40-80 days (dependent upon experience in the last twelve months) of average revenue adjustments, adjusted for rebates and billing errors. The lag is periodically adjusted based on actual historical experience. Additionally, the average amount of revenue adjustments per month can vary in relation to the level of sales or based on other factors (such as personnel issues that could result in excessive manual errors or in excessive spot quotes being granted). Both of these significant assumptions are continually evaluated for validity.

Self-Insurance Loss Reserves

Given the nature of our operating environment, we are subject to vehicle and general liabililty, workers’ compensation and health insurance claims. To mitigate a portion of these risks, we maintain insurance for individual vehicle and general liability claims exceeding $500,000 and workers’ compensation claims and health insurance claims exceeding $250,000. The amount of self-insurance loss reserves and loss adjustment expenses is determined based on an estimation process that uses information obtained from both company-specific and industry data, as well as general economic information. The estimation process for self-insurance loss exposure requires management to continuously monitor and evaluate the life cycle of claims. Using data obtained from this monitoring and our assumptions about the emerging trends, management develops information about the size of ultimate claims based on its historical experience and other available market information. The most significant assumptions used in the estimation process include determining the trend in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior year claims, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. Management also monitors the reasonableness of the judgments made in the prior year’s estimation process (referred to as a hindsight analysis) and adjusts current year assumptions based on the hindsight analysis. Additionally, beginning in 2003, we utilize an actuary to evaluate open vehicle liability claims and estimate the ongoing development exposure.

Income Taxes

The Company accounts for income taxes using the liability method, whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be recovered or settled.

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital purchases, with cash flows from operations and borrowings under our bank lines of credit. Net cash provided by operating activities totaled approximately $37.4 million for 2004 compared with $32.7 million in 2003.

Net cash used in investing activities was approximately $51.4 million for 2004 compared with net cash used in investing activities of $25.0 million in 2003. Investing activities consisted primarily of purchases of available-for-sale securities, operating equipment and information systems, and the proceeds from the sales or maturities of available-for-sale securities during 2004. Included in cash provided by investing activities was approximately $1.3 million held in escrow as of December 31, 2003 related to the Atlanta condemnation described in Item 2 of this Form 10-K.

Net cash used in financing activities totaled approximately $2.3 million for 2004 compared with net cash provided by financing activities of $2.4 million in 2003. Financing activities included the repayment of long-term debt and capital leases, proceeds received from the exercise of stock options and repurchases of our Common Stock.

We expect net capital expenditures in 2005 for operating equipment and management information systems to be approximately $7.0 million. We intend to fund these expenditures through cash currently on our balance sheet, cash provided by operating activities or borrowings under our credit facility, if necessary. The 2005 capital expenditure budget does not include any allocation for acquisitions.

Our credit facility consists of a working capital line of credit. As long as we comply with the financial covenants and ratios, the credit facility permits us to borrow up to $20.0 million less the amount of any outstanding letters of credit. Interest rates for advances under the facility vary based on how our performance measures against covenants related to total indebtedness, cash flows, results of operations and other ratios. The facility bears interest at LIBOR plus 1.00% to 1.90% and is unsecured. The facility’s expiration was extended until April 2006 by letter agreement entered into in 2005. At December 31, 2004, we had $15.7 million of available borrowing capacity under the line of credit facility and had utilized $4.3 million of availability for outstanding letters of credit. As of December 31, 2004, we were in compliance with the financial covenants and ratios under the credit facility.

On July 25, 2002, we announced that our Board of Directors approved a stock repurchase program for up to 3,000,000 shares of our Common Stock. We expect to fund the repurchases of our Common Stock from our cash, available-for-sale securities and cash generated from operating activities. As of December 31, 2004, we had repurchased 1,394,100 shares of our Common Stock for $23.5 million for an average purchase price of $16.83 per share. This includes 60,300 shares that were purchased in December 2004, but not paid for until 2005 representing approximately $1.8 million in accounts payable at year-end.

On February 15, 2005, our Board of Directors declared a three-for-two stock split of our Common Stock to be effected in the form of a stock dividend to shareholders of record as of March 18, 2005. Common Stock issued and additional paid-in capital have been restated to reflect the split for all years presented. All common share and per share data included in the consolidated financial statements and notes thereto have been restated to give effect to the stock split.

Prior to February 15, 2005, we had never declared a cash dividend, our policy being to reinvest earnings into our business while retaining adequate cash reserves to fund potential acquisitions. On February 15, 2005, our Board of Directors declared a cash dividend of $0.06 per share of our Common Stock on a three-for-two stock split-adjusted basis. We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by our Board of Directors.

Off-Balance Sheet Arrangements

At December 31, 2004, we had letters of credit outstanding from a bank totaling $4.3 million required by our workers’ compensation and vehicle liability insurance providers.

Contractual Obligations and Commercial Commitments

Our contractual obligations and other commercial commitments as of December 31, 2004 (in thousands) are summarized below:

Contractual Obligations	Payment Due Period
	Total	Less Than 1 Year	2–3 Years	4–5 Years	After 5 Years
Capital lease obligations	$1,391	$85	$178	$178	$950
Operating leases	32,091	11,050	15,806	5,235	—
Total contractual cash obligations	$33,482	$11,135	$15,984	$5,413	$950

At December 31, 2004, we had no outstanding purchase commitments.

We believe that our available cash, available-for-sale securities, cash expected to be generated from future operations and available borrowings under lines of credit, will be sufficient to satisfy anticipated cash needs for at least the next twelve months.

Related Party Transactions

Transactions with Landair Transport, Inc.

Scott M. Niswonger, the Chairman of the Board, owns a majority interest in the parent company of Landair Transport, Inc. (“Landair”). We purchase truckload transportation services from Landair. Matthew J. Jewell, our Senior Vice President and General Counsel, served in these same capacities with Landair until May 2004.

Disclosures regarding amounts charged to Landair and amounts charged by Landair to us for various operational and administrative services are set forth in Note 7 to the consolidated financial statements.

We purchased $0.2 million, 0.9 million and $1.6 million of truckload transportation services from Landair in 2004, 2003 and 2002, respectively, which have been included in purchased transportation in the consolidated statements of income.

Transactions with Sky Night, LLC

We purchase air transportation services from Sky Night, LLC (“Sky Night”), a limited liability corporation owned by Scott M. Niswonger, the Chairman of the Board. Air charter expense totaled $86,000, $196,000 and $264,000 in 2004, 2003 and 2002, respectively, and has been included in other operating expenses in the accompanying consolidated statements of income.

During 2001, we entered into an agreement to sublease hangar space at our Greeneville, Tennessee headquarters to Sky Night. The initial term of the sublease was for 12 months and the monthly rental rate was determined based on market prices for similar spaces in the area. The sublease term has been extended through July 2005.

Impact of Recent Accounting Pronouncements

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an option.

SFAS No. 123R must be adopted no later than July 1, 2005. Early adoption will be permitted in a period in which financial statements have not yet been issued. The Company expects to adopt SFAS No. 123R on July 1, 2005. The Company at this time plans to adopt SFAS No. 123R using the modified-retrospective method, restating all prior periods.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method will have significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. While the Company cannot estimate what those amounts will be in the future, the amount of operating cash flows recognized in prior periods for such tax deductions is disclosed in Note 5 to our consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, sets forth criteria under which a company must consolidate certain variable interest entities. Interpretation No. 46 places increased emphasis on controlling financial interests when determining if a company should consolidate a variable interest entity. We adopted the provisions of Interpretation No. 46 during the first quarter of fiscal 2004 as a result of the FASB deferring the effective date of FASB Interpretation No. 46 for variable interests held by public companies. The adoption of Interpretation No. 46 had no impact on our financial position or results of operations.

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

Item 7A.  Quantitative And Qualitative Disclosures About Market Risk

Except for capital lease obligations totaling $0.9 million, we had no long-term debt at December 31, 2004. Accordingly, our exposure to market risk related to remaining outstanding debt is not significant.

We are also exposed to changes in interest rates from our available-for-sale securities. As a result of the regularly reset interest rates to market rates on the available-for-sale securities we own, a material adverse effect to the fair market value of the investments is unlikely.

Item 8.  Financial Statements And Supplementary Data

The response to this item is submitted as a separate section of this report.

Item 9.  Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

None.

Item 9A.  Controls And Procedures

Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that we are able to collect the information required to be disclosed in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this report conducted by management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer believe that these controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining effective internal control over financial reporting as defined in Rules 13a-15(f) under the Exchange Act. Our internal control over financial reporting is designed to provide reasonable assurance to management and the Board of Directors regarding the preparation and fair presentation of financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, management used the framework set forth by the Committee on Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment, we believe, as of December 31, 2004, that our internal control over financial reporting was effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2004, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited our consolidated financial statements. Ernst & Young LLP’s attestation report on management’s assessment of our internal control over financial reporting appears below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Forward Air Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Forward Air Corporation maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Forward Air Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that Forward Air Corporation maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Forward Air Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Forward Air Corporation as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 11, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
March 11, 2005

Item 9B.  Other Information

Not applicable.

Part III

Item 10.  Directors And Executive Officers Of The Registrant

The information required by this item with respect to our directors is incorporated herein by reference to our proxy statement for the 2005 Annual Meeting of Shareholders (the “2005 Proxy Statement”). The 2005 Proxy Statement will be filed with the SEC not later than 120 days subsequent to December 31, 2004.

Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to our executive officers is set forth in Part I of this report.

Item 11.  Executive Compensation

The information required by this item is incorporated herein by reference to the 2005 Proxy Statement.

Item 12.	Security Ownership Of Certain Beneficial Owners And Management And Related Shareholder Matters

The information required by this item is incorporated herein by reference to the 2005 Proxy Statement.

Item 13.  Certain Relationships And Related Transactions

The information required by this item is incorporated herein by reference to the 2005 Proxy Statement.

Item 14.  Principal Accountant Fees And Services

The information required by this item is incorporated herein by reference to the 2005 Proxy Statement.

Part IV

Item 15.  Exhibits and Financial Statement Schedules

(a)(1) and (2)	List of Financial Statements and Financial Statement Schedules.
The response to this portion of Item 15 is submitted as a separate section of this report.
(a)(3)	List of Exhibits.
The response to this portion of Item 15 is submitted as a separate section of this report.
(b)	Exhibits.
The response to this portion of Item 15 is submitted as a separate section of this report.
(c)	Financial Statement Schedules.
The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Forward Air Corporation

Date: March 16, 2005

By:	/s/ Bruce A. Campbell Bruce A. Campbell President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Scott M. Niswonger Scott M. Niswonger	Chairman of the Board	March 16, 2005
/s/ Bruce A. Campbell Bruce A. Campbell	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2005
/s/ Andrew C. Clarke Andrew C. Clarke	Chief Financial Officer, Senior Vice President, Treasurer and Director (Principal Financial Officer)	March 16, 2005
/s/ Rodney L. Bell Rodney L. Bell	Vice President and Controller (Principal Accounting Officer)	March 16, 2005
/s/ Robert K. Gray Robert K. Gray	Director	March 16, 2005
/s/ Richard W. Hanselman Richard W. Hanselman	Director	March 16, 2005
/s/ C. John Langley, Jr. C. John Langley, Jr.	Director	March 16, 2005
/s/ Ray A. Mundy Ray A. Mundy	Director	March 16, 2005
/s/ B. Clyde Preslar B. Clyde Preslar	Director	March 16, 2005

Annual Report on Form 10-K

Item 8, Item 15(a)(1) and (2), (c) and (d)

List of Financial Statements and Financial Statement Schedule

Financial Statements and Supplementary Data

Certain Exhibits

Financial Statement Schedule

Year Ended December 31, 2004

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Forward Air Corporation

We have audited the accompanying consolidated balance sheets of Forward Air Corporation as of December 31, 2004 and 2003, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forward Air Corporation at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with United States generally accepted accounting principles.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Forward Air Corporation’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
March 11, 2005

Forward Air Corporation

Consolidated Balance Sheets

	December 31
	2004	2003
	(In thousands)
Assets
Current assets:
Cash	$78	$16,362
Short-term investments	111,600	70,177
Accounts receivable, less allowances of $1,072 in 2004 and $1,263 in 2003	38,334	31,457
Income taxes receivable	3,805	—
Inventories	422	399
Prepaid expenses and other current assets	3,750	2,669
Deferred income taxes	1,433	2,102
Total current assets	159,422	123,166

Property and equipment:
Land	2,611	2,611
Buildings	8,051	7,961
Equipment	67,820	57,336
Leasehold improvements	2,743	2,323
Total property and equipment	81,225	70,231
Accumulated depreciation and amortization	43,939	37,319
Net property and equipment	37,286	32,912
Goodwill, net of accumulated amortization of $1,931 in 2004 and 2003	15,588	15,588
Other assets	2,257	3,421
Total assets	$214,553	$175,087

Forward Air Corporation

Consolidated Balance Sheets (continued)

	December 31
	2004	2003
	(In thousands, except share data)
Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$10,026	$7,379
Accrued payroll and related items	4,611	2,549
Insurance and claims accruals	4,424	4,595
Income taxes payable	—	716
Other accrued expenses	6,557	5,022
Current portion of capital lease obligations	39	29
Total current liabilities	25,657	20,290

Capital lease obligations, less current portion	867	907
Deferred income taxes	7,026	6,182

Shareholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares — 5,000,000
No shares issued	—	—
Common stock, $0.01 par value:
Authorized shares — 50,000,000
Issued and outstanding shares — 32,397,747 in 2004 and 32,245,328 in 2003	324	322
Additional paid-in capital	36,279	37,410
Accumulated other comprehensive income	4	1
Retained earnings	144,396	109,975
Total shareholders’ equity	181,003	147,708
Total liabilities and shareholders’ equity	$214,553	$175,087

The accompanying notes are an integral part of these consolidated financial statements.

Forward Air Corporation

Consolidated Statements of Income

	Year ended December 31
	2004	2003	2002
	(In thousands, except per share data)
Operating revenue	$282,197	$241,517	$226,072

Operating expenses:
Purchased transportation	118,425	102,063	99,319
Salaries, wages and employee benefits	62,728	54,267	50,368
Operating leases	12,791	13,102	12,250
Depreciation and amortization	6,817	7,263	7,461
Insurance and claims	5,382	5,153	3,868
Other operating expenses	22,456	19,487	20,069
Total operating expenses	228,599	201,335	193,335
Income from operations	53,598	40,182	32,737
Other income (expense):
Interest expense	(55)	(71)	(342)
Other, net	1,127	600	1,763
Total other income	1,072	529	1,421
Income before income taxes	54,670	40,711	34,158
Income taxes	20,249	14,896	12,542
Net income	$34,421	$25,815	$21,616
Income per share:
Basic	$1.07	$0.81	$0.67
Diluted	$1.05	$0.79	$0.65

The accompanying notes are an integral part of these consolidated financial statements.

Forward Air Corporation

Consolidated Statements of Shareholders’ Equity

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	(In thousands)
Balance at December 31, 2001	21,638	$216	$43,796	$ 62,544	$29	$106,585
Three-for-two stock split declared February 2005	10,819	108	(108)	—	—	—
Net income for 2002	—	—	—	21,616	—	21,616
Unrealized loss on securities available for sale, net of $(18) tax	—	—	—	—	(38)	(38)
Comprehensive income						21,578
Exercise of stock options	326	3	1,584	—	—	1,587
Common stock issued under employee stock purchase plan	9	—	116	—	—	116
Common stock repurchased under stock repurchase program	(965)	(9)	(12,508)	—	—	(12,517)
Income tax benefit from stock options exercised	—	—	997	—	—	997
Balance at December 31, 2002	31,827	318	33,877	84,160	(9)	118,346
Net income for 2003	—	—	—	25,815	—	25,815
Unrealized gain on securities available for sale, net of $6 tax	—	—	—	—	10	10
Comprehensive income						25,825
Exercise of stock options	402	4	2,693	—	—	2,697
Common stock issued under employee stock purchase plan	16	—	210	—	—	210
Income tax benefit from stock options exercised	—	—	630	—	—	630
Balance at December 31, 2003	32,245	322	37,410	109,975	1	147,708
Net income for 2004				34,421		34,421
Unrealized gain on securities available for sale, net of $2 tax	—	—	—	—	3	3
Comprehensive income						34,424
Exercise of stock options	588	6	7,097	—	—	7,103
Common stock issued under employee stock purchase plan	14	—	250	—	—	250
Common stock repurchased under stock repurchase plan	(449)	(4)	(11,384)	—	—	(11,388)
Income tax benefit from stock options exercised	—	—	2,906	—	—	2,906
Balance at December 31, 2004	32,398	$324	$36,279	$144,396	$ 4	$181,003

The accompanying notes are an integral part of these consolidated financial statements.

Forward Air Corporation

Consolidated Statements of Cash Flows

	Year ended December 31
	2004	2003	2002
	(In thousands)
Operating activities:
Net income	$34,421	$25,815	$21,616
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,817	7,263	7,461
Loss (gain) on sale of property and equipment	—	126	(308)
Loss on early extinguishment of debt	—	—	456
Provision for losses on receivables	161	120	835
Provision for revenue adjustments	1,848	1,618	1,821
Deferred income taxes	1,511	(1,348)	60
Changes in operating assets and liabilities:
Accounts receivable	(8,886)	(4,357)	(2,730)
Inventories	(23)	4	(24)
Prepaid expenses and other current assets	(1,081)	(642)	415
Accounts payable and accrued expenses	4,262	1,325	1,064
Income taxes	(4,521)	2,188	(1,710)
Tax benefit of stock options exercised	2,906	630	997
Net cash provided by operating activities	37,415	32,742	29,953

Investing activities:
Purchases of property and equipment	(11,200)	(2,874)	(3,913)
Proceeds from disposal of property and equipment	9	189	135
Proceeds from sales or maturities of available-for-sale securities	232,496	170,875	68,316
Purchases of available-for-sale securities	(273,916)	(193,263)	(76,740)
Release of amounts held in escrow related to the Atlanta terminal condemnation	1,260	—	—
Other	(94)	113	58
Net cash used in investing activities	(51,445)	(24,960)	(12,144)

Financing activities:
Payments of long-term debt	—	(443)	(452)
Payments of capital lease obligations	(30)	(26)	(3,966)
Proceeds from exercise of stock options	7,103	2,697	1,587
Repurchase of common stock	(9,577)	—	(12,517)
Proceeds from common stock issued under employee stock purchase plan	250	210	116
Net cash (used in) provided by financing activities	(2,254)	2,438	(15,232)
Net increase (decrease) in cash	(16,284)	10,220	2,577
Cash at beginning of year	16,362	6,142	3,565
Cash at end of year	$78	$16,362	$6,142
Common stock repurchase liabilities included in accounts payable	$1,811	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

FORWARD AIR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2004

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

Use of Estimates

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Significant areas requiring management estimates include the following key financial areas:

Allowance for Doubtful Accounts

The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In circumstances in which management is aware of a specific customer’s inability to meet its financial obligations to the Company (for example, bankruptcy filings, accounts turned over for collection or litigation), the Company records a specific reserve for these bad debts against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes reserves for these bad debts based on the length of time the receivables are past due. Specifically, amounts that are 90 days or more past due are reserved at 50.0%. If circumstances change (i.e., the Company experiences higher than expected defaults or an unexpected material adverse change in a customer’s ability to meet its financial obligations to the Company), the estimates of the recoverability of amounts due to the Company could be reduced by a material amount. Accounts are written off after all means of collection, including legal action, have been exhausted.

Allowance for Revenue Adjustments

The Company’s allowance for revenue adjustments consists of amounts reserved for billing rate changes that are not captured upon load initiation. These adjustments generally arise: (1) when the sales department contemporaneously grants small rate changes (“spot quotes”) to customers that differ from the standard rates in the system; (2) when freight requires dimensionalization or is reweighed resulting in a different required rate; (3) when billing errors occur; and (4) when data entry errors occur. When appropriate, permanent rate changes are initiated and reflected in the system. The Company monitors the manual revenue adjustments closely through the employment of various controls that are in place to ensure that revenue recognition is not compromised and that fraud does not occur. During 2004, average revenue adjustments per month were approximately $150,000, on average revenue per month of approximately $23.5 million (less than 0.7% of monthly revenue). In order to estimate the allowance for revenue adjustments related to ending accounts receivable, the Company prepares an analysis that considers average monthly revenue adjustments and the average lag for identifying and quantifying these revenue adjustments. Based on this analysis, the Company establishes an allowance for approximately 40-80 days (dependent upon experience in the last twelve months) of average revenue adjustments, adjusted for rebates and billing errors. The lag is periodically adjusted based on actual historical experience. Additionally, the average

FORWARD AIR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

1.  Accounting Policies (Continued)

amount of revenue adjustments per month can vary in relation to the level of sales or based on other factors (such as personnel issues that could result in excessive manual errors or in excessive spot quotes being granted). Both of these significant assumptions are continually evaluated for validity.

Self-Insurance Loss Reserves

Given the nature of the Company’s operating environment, the Company is subject to vehicle and general liability, workers’ compensation and health insurance claims. To mitigate a portion of these risks, the Company maintains insurance for individual vehicle and general liability claims exceeding $500,000 and workers’ compensation claims and health insurance claims exceeding $250,000. The amount of self-insurance loss reserves and loss adjustment expenses is determined based on an estimation process that uses information obtained from both company-specific and industry data, as well as general economic information. The estimation process for self-insurance loss exposure requires management to continuously monitor and evaluate the life cycle of claims. Using data obtained from this monitoring and the Company’s assumptions about the emerging trends, management develops information about the size of ultimate claims based on its historical experience and other available market information. The most significant assumptions used in the estimation process include determining the trend in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior year claims, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. Management also monitors the reasonableness of the judgments made in the prior year’s estimation process (referred to as a hindsight analysis) and adjusts current year assumptions based on the hindsight analysis. Additionally, beginning in 2003, the Company utilizes an actuary to evaluate open claims and estimate the ongoing development exposure.

Revenue Recognition

Operating revenue and related costs are recognized as of the date shipments are completed. No single customer accounted for more than 10.0% of operating revenue in 2004, 2003 or 2002.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash and cash equivalents.

Available-For-Sale Securities

Available-for-sale securities are carried at fair value, with unrealized gains and losses, net of tax, reported in other comprehensive income. The amortized cost of debt securities in this category is adjusted for amortization of premiums and accretion of discounts to maturity computed under the effective interest method. Such amortization is included in other income. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in other income. The cost of securities sold is based on the specific identification method. Interest on securities classified as available-for-sale is included in other income in the consolidated statements of income.

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
DECEMBER 31, 2004

1.  Accounting Policies (Continued)

Property and Equipment

Property and equipment are stated at cost. Expenditures for normal repair and maintenance are expensed as incurred. Depreciation of property and equipment is calculated based upon the cost of the asset, reduced by its estimated salvage value, using the straight-line method over the estimated useful lives as follows:

Buildings	30–40 years
Equipment	3–10 years
Leasehold improvements	Lesser of Useful Life or Initial Lease Term

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

Operating Leases

Certain operating leases include rent increases during the initial lease term. For these leases, the Company recognizes the related rental expenses on a straight-line basis over the term of the lease, which includes any rent holiday period, and records the difference between the amounts charged to operations and amount paid as rent as a rent liability.

Goodwill and Other Intangible Assets

Goodwill is recorded at cost based on the excess of purchase price over the fair value of assets acquired. In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the rules in SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized but are subject to annual impairment tests in accordance with the statement. Other intangible assets continue to be amortized over their useful lives. The Company adopted SFAS No. 142 effective January 1, 2002. The Company completed the initial step of the transitional impairment test of goodwill during the second quarter of 2002 and its required annual impairment test during each of the second quarters of 2003 and 2004, and determined that goodwill had not been impaired. Any subsequent impairment losses will be reflected in income from operations in the consolidated statements of income.

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

Income Taxes

The Company accounts for income taxes using the liability method, whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be recovered or settled.

FORWARD AIR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

1.  Accounting Policies (Continued)

Income Per Share

The Company calculates income per share in accordance with SFAS No. 128, Earnings Per Share. Under SFAS No. 128, basic income per share excludes any dilutive effects of options, warrants and convertible securities. Diluted income per share includes any dilutive effects of options, warrants and convertible securities, and uses the treasury stock method in calculating dilution. All income per share data included in the consolidated financial statements and notes thereto have been restated to give effect to a three-for-two stock split declared in February 2005 (see Note 4).

Comprehensive Income

Comprehensive income includes any changes in the equity of the Company from transactions and other events and circumstances from non-operational sources. Unrealized gains and losses on available-for-sale securities are included in other comprehensive income for all years presented.

Employee Stock Options

The Company grants options for a fixed number of shares to employees with an exercise price equal to the fair value of the shares at the grant date. The Company accounts for employee stock option grants in accordance with Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and, accordingly, recognizes no compensation expense for the stock option grants. The Company adopted the disclosure option of SFAS No. 123, Accounting for Stock-Based Compensation (as amended by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure), which requires that the information be determined as if the Company accounted for its stock options granted subsequent to December 31, 1994 under the fair value method.

For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands, except per share data):

	2004	2003	2002
Net income, as reported	$34,421	$25,815	$21,616
Pro forma compensation expense, net of tax	(2,658)	(2,969)	(2,736)
Pro forma net income	$31,763	$22,846	$18,880
Pro forma net income per share:
Basic	$0.98	$0.71	$0.58
Diluted	$0.96	$0.70	$0.57

Recently Issued Accounting Pronouncements

On December 16, 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an option.

SFAS No. 123R must be adopted no later than July 1, 2005. Early adoption will be permitted in a period in which financial statements have not yet been issued. The Company expects to adopt SFAS No. 123R on July 1, 2005. The Company at this time plans to adopt SFAS No. 123R using the modified-retrospective method, restating all prior periods.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee

FORWARD AIR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

1.  Accounting Policies (Continued)

stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method will have significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 1 to our consolidated financial statements. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. While the Company cannot estimate what those amounts will be in the future, the amount of operating cash flows recognized in prior periods for such tax deductions is disclosed in Note 5 to our consolidated financial statements.

In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities. This interpretation of Accounting Research Bulletin No. 51, Consolidated Financial Statements, sets forth criteria under which a company must consolidate certain variable interest entities. Interpretation No. 46 places increased emphasis on controlling financial interests when determining if a company should consolidate a variable interest entity. The Company adopted the provisions of Interpretation No. 46 during the first quarter of fiscal 2004 as a result of the FASB deferring the effective date of FASB Interpretation No. 46 for variable interests held by public companies. The adoption of Interpretation No. 46 had no impact on the Company’s financial position or results of operations.

2.  Investments

The Company had a total of $111.6 and $70.2 million in available-for-sale securities as of December 31, 2004 and 2003, respectively. In the consolidated balance sheet as of December 31, 2003, there has been a reclassification from cash and cash equivalents to short-term investments of $67.2 million. In prior years, the Company had considered its municipal bonds with the option to go to auction every 7-35 days (“auction rate securities”) as cash and cash equivalents. Since the stated maturities on the auction rate securities were in excess of three months from the time of purchase, the auction rate securities meet the Company’s policy for classification as available-for-sale securities. Securities are classified as available for sale when the Company does not intend to hold the securities to maturity nor regularly trade the securities. In addition to the reclassification from cash equivalents to available-for-sale securities in the December 31, 2003 consolidated balance sheet, there were reclassifications of $39.8 million and $11.7 million from net increase in cash and cash equivalents to net cash used by investing activities related to the purchase and sale of available-for-sale securities for the years ended December 31, 2003 and 2002 in the consolidated statements of cash flows.

The following is a summary of available-for-sale securities at December 31, 2004 and 2003 (in thousands) (December 31, 2003 disclosure reclassified to reflect 2004 presentation):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2004
Available-for-sale securities	$111,594	$6	$—	$111,600

December 31, 2003
Available-for-sale securities	$70,176	$1	$—	$70,177

The gross realized gains on sales of available-for-sale securities totaled $-0- for each of the years ended December 31, 2004, 2003, and 2002, respectively. The net adjustments to unrealized holding gains (losses) on available for sale securities included in other comprehensive income totaled $3,000, $10,000, and ($38,000) in 2004, 2003, and 2002, respectively, Realized gains and losses are recorded based on the specific identification of securities sold.

FORWARD AIR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

2.  Investments (Continued)

The net carrying value and estimated fair value of debt securities at December 31, 2004 by contractual maturity are show below: Expected maturities will differ from contractual maturities because the Company has the intent and ability to sell prior to stated maturity without penalty (via auction).

	Cost	Fair Value
Debt securities:
Contractual maturity within one year	$—	$—
Contractual maturity after one year through five years	—	—
Contractual maturity after five years through ten years	—	—
Contractual maturity after ten years	111,594	111,600
Total debt securities with contractual maturities	$111,594	$111,600

3.  Credit Facilities and Long-Term Debt

The Company has a $20.0 million unsecured working capital line of credit facility, which expires in April 2006, with a Tennessee bank. Interest rates for advances under the facility vary from LIBOR plus 1.0% to 1.9% based upon covenants related to total indebtedness and cash flows, (3.3% and 2.2% at December 31, 2004 and 2003, respectively). The agreement contains certain covenants and restrictions, none of which are expected to significantly affect our operations or ability to pay dividends. As of December 31, 2004 and 2003, the Company had no borrowings outstanding under the line of credit facility. At December 31, 2004, the Company had $15.7 million of available borrowing capacity outstanding under the line and had utilized $4.3 million of availability for outstanding letters of credit.

Interest payments during 2004, 2003 and 2002 were $55,000, $71,000 and $342,000, respectively, none of which were capitalized.

4.  Shareholders’ Equity and Stock Options

Preferred Stock — The Board of Directors is authorized to issue, at its discretion, up to 5.0 million shares of preferred stock, par value $0.01. The terms and conditions of the preferred shares are to be determined by the Board of Directors. No shares have been issued to date.

Common Stock Split — On February 15, 2005, the Board of Directors declared a three-for-two stock split of the common stock to be effected in the form of a stock dividend to shareholders of record as of March 18, 2005. Common stock issued and additional paid-in capital have been restated to reflect the split for all years presented. All common share and per share data included in the consolidated financial statements and notes thereto have been restated to give effect to the stock split.

Cash Dividend — On February 15, 2005, the Company’s Board of Directors declared a cash dividend of $0.06 per share of common stock on a split-adjusted basis to shareholders of record as of April 4, 2005. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

Repurchase of Common Stock — On July 25, 2002, the Company announced that its Board of Directors approved a stock repurchase program for up to 3.0 million shares of the Company’s common stock. The Company expects to fund the repurchases of its common stock from its cash, available-for-sale securities and cash generated from operating activities. As of December 31, 2004, the Company had repurchased 1,394,100 shares of the Company’s common stock for $23.5, million for an average purchase price of $16.83 per share. This includes 60,300 shares that were purchased in December 2004 but not paid for until 2005 representing approximately $1.8 million in accounts payable at year-end.

FORWARD AIR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

4.  Shareholders’ Equity and Stock Options (Continued)

Employee Stock Option and Incentive Plan — The Company follows APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its employee stock options. Under Opinion No. 25, because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

At December 31, 1998, the Company had reserved 4.5 million shares of common stock under the 1992 Amended and Restated Stock Option and Incentive Plan (the “1992 Plan”). As of February 2004, the Company had reserved 4.5 million common shares under the 1999 Stock Option and Incentive Plan, resulting in a total of 9.0 million shares being reserved under the Plans. Options issued under the Plans have eight to ten-year terms and vest over a one to five year period. As of November 12, 2002, no additional options may be granted under the 1992 Plan resulting in the cancellation of 57,000 options available for grant under the 1992 Plan.

Pro forma information regarding net income and income per share is required by SFAS No. 123, Accounting for Stock Based Compensation, which also requires that the information be determined as if the Company has accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2004, 2003 and 2002, respectively: risk-free interest rates of 3.7%, 3.7% and 4.6%; dividend rate of zero; volatility factors of the expected market price of the common stock of 0.4, 0.5 and 0.7; and a weighted-average expected life of the option of seven years.

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

A summary of the Company’s employee stock option activity and related information for the years ended December 31 follows:

	2004		2003		2002
	Options (000)	Weighted- Average Exercise Price	Options (000)	Weighted- Average Exercise Price	Options (000)	Weighted- Average Exercise Price
Outstanding at beginning of year	1,476	$15	1,595	$13	2,079	$12
Granted/converted	326	19	337	14	78	19
Exercised	(333)	17	(402)	7	(325)	5
Forfeited	(26)	19	(54)	18	(237)	19
Outstanding at end of year	1,443	$15	1,476	$15	1,595	$13
Exercisable at end of year	783	$12	753	$12	713	$ 9
Options available for grant	2,273		323		606
Weighted-average fair value of options granted during the year	$ 9.49		$ 8.07		$11.40

FORWARD AIR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

4.  Shareholders’ Equity and Stock Options (Continued)

The following table summarizes information about stock options outstanding as of December 31, 2004:

Range of Exercise Price	Number Outstanding (000)	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable (000)	Weighted-Average Exercise Price
$ 2.55 – 4.95	341	4.0 years	$ 4.20	341	$ 4.20
4.96 – 17.79	459	7.4 years	14.53	246	14.81
17.80 – 24.94	643	7.9 years	20.76	196	22.82
$ 2.55 – 24.94	1,443	6.8 years	$14.87	783	$12.21

Non-Employee Director Options — In May 2004, 2003 and 2002, options to purchase 56,250, 33,750 and 33,750 shares of common stock, respectively, were granted to the non-employee directors of the Company at option prices of $20.20, $15.57, and $19.60 per share, respectively.

The options have terms of ten years and are exercisable in installments which vest over two-year periods from the date of grant. At December 31, 2004, 289,688 options are outstanding and will expire in May 2006 through May 2014, unless a non-employee director resigns or is not re-elected, in which event the options expire 90 days after the option holder is no longer a non-employee director.

Employee Stock Purchase Plan — The Company implemented an employee stock purchase plan effective January 1, 1996 (the “ESPP”) at which time participating employees became entitled to purchase common stock through payroll deduction of up to 10.0% of the employee’s annual compensation. Under the ESPP, each eligible employee may purchase up to 3,900 shares of common stock at semi-annual intervals each year at an issue price equal to the lesser of (1) 85.0% of market price on the first trading day of the semi-annual option period or (2) 85.0% of market price on the last trading day of the semi-annual option period. The Company has reserved 1,350,000 shares of common stock for issuance pursuant to the ESPP. At December 31, 2004, 172,044 shares had been issued under the ESPP.

Income Per Share — The following table sets forth the computation of basic and diluted income per share (in thousands, except per share data):

	2004	2003	2002
Numerator:
Numerator for basic and diluted income per share — net income	$34,421	$25,815	$21,616
Denominator:
Denominator for basic income per share — weighted-average shares	32,310	31,991	32,405
Effect of dilutive stock options	630	570	700
Denominator for diluted income per share — adjusted weighted-average shares	32,940	32,561	33,105
Basic income per share	$1.07	$0.81	$0.67
Diluted income per share	$1.05	$0.79	$0.65

The number of options that could potentially dilute basic income per share in the future, but that were not included in the computation of diluted income per share because to do so would have been anti-dilutive for the periods presented, were 30,000, 636,000 and 699,000 in 2004, 2003 and 2002, respectively.

FORWARD AIR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

5.  Income Taxes

The provision for income taxes consists of the following:

	2004	2003	2002
	(In thousands)
Current:
Federal	$16,598	$14,333	$11,073
State	2,140	1,911	1,409
	18,738	16,244	12,482
Deferred:
Federal	1,224	(1,253)	54
State	287	(95)	6
	1,511	(1,348)	60
	$20,249	$14,896	$12,542

The tax benefits associated with the exercise of stock options during the years ended 2004, 2003 and 2002 were $2.9 million, $0.6 million and $1.0 million, respectively, and are reflected as an increase in additional paid-in capital in the accompanying consolidated statements of shareholders’ equity.

In addition to the provision for income taxes included in the accompanying consolidated statements of income, a deferred tax provision (benefit) of approximately $2,000, $6,000 and $(18,000) is included in other comprehensive income (loss) for the years ended December 31, 2004, 2003 and 2002, respectively.

The historical income tax expense differs from the amounts computed by applying the federal statutory rate of 35.0% to income before income taxes as follows:

	2004	2003	2002
	(In thousands)
Tax expense at the statutory rate	$19,134	$14,249	$11,955
State income taxes, net of federal benefit	1,578	1,180	920
Meals and entertainment	195	156	172
Penalties	5	10	26
Tax-exempt interest income	(419)	(231)	(325)
Other	(244)	(468)	(206)
	$20,249	$14,896	$12,542

FORWARD AIR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

5.  Income Taxes (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31
	2004	2003
	(In thousands)
Deferred tax assets:
Accrued expenses	$1,859	$2,230
Allowance for doubtful accounts	406	479
Net operating loss carryforwards	480	402
Total deferred tax assets	2,745	3,111
Valuation allowance	(480)	(402)
Total deferred tax assets, net of valuation allowance	2,265	2,709
Deferred tax liabilities:
Tax over book depreciation	5,290	4,374
Research and development expenses	766	1,351
Prepaid expenses deductible when paid	833	607
Other	969	457
Total deferred tax liabilities	7,858	6,789
Net deferred tax liabilities	$(5,593)	$(4,080)

The balance sheet classification of deferred income taxes is as follows:

	December 31
	2004	2003
	(In thousands)
Current assets	$1,433	$2,102
Noncurrent liabilities	(7,026)	(6,182)
	$(5,593)	$(4,080)

Total income tax payments, net of refunds, during fiscal 2004, 2003 and 2002 were $20.4 million, $13.7 million and $12.8 million, respectively.

At December 31, 2004, the Company had state net operating loss carryforwards of $0.5 million that will expire between 2013 and 2024. The use of these state net operating losses is limited to the future taxable income of separate legal entities. As a result, a valuation allowance for the entire amount has been provided, as the Company believes it unlikely that sufficient taxable income will be generated by these entities to use the loss carryforwards.

6.  Leases

In September 2000, the Company entered into an agreement with the Rickenbacker Port Authority (“Rickenbacker”) to lease a building located near the Company’s Columbus, Ohio hub facility. At the inception of the lease, the Company made a $2.0 million loan to Rickenbacker. The lease agreement has a ten year initial term, with two five-year renewal options. The present value of the future minimum lease payments of $0.9 million (at December 31, 2004) is included in capital lease obligations in the accompanying consolidated balance sheet. Because the lease met the criteria for classification as a capital lease, the leased building was recorded in property and equipment at $3.0 million (which represents the present value of minimum lease payments, including the $2.0

FORWARD AIR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

6.  Leases (Continued)

million initial payment), as it is less than the fair value at the inception date. The building is being depreciated over the initial lease term.

SFAS No. 13, Accounting for Leases, requires that a lease meet one or more of four specified criteria in order to be classified as a capital lease. With respect to the Rickenbacker lease, it was classified as a capital lease since the present value of the minimum lease payments, including the initial $2.0 million payment, exceeded 90.0% of the fair value of the property at lease inception.

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

Property and equipment include the following amounts for assets under capital leases:

	December 31
	2004	2003
	(In thousands)
Buildings	3,015	3,015
Less accumulated amortization	711	533
	$2,304	$2,482

Amortization of assets under capital leases is included in depreciation and amortization expense.

The Company leases certain facilities under noncancellable operating leases that expire in various years through 2009. Certain of these leases may be renewed for periods varying from one to ten years.

Sublease rental income, including amounts from related parties (see Note 7), was $323,000, $457,000 and $562,000 in 2004, 2003 and 2002, respectively, and was included in operating revenue in the accompanying consolidated statements of income. The Company expects to receive aggregate future minimum rental payments under noncancelable subleases of approximately $79,000.

FORWARD AIR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

6.  Leases (Continued)

Future minimum rental payments under capital leases and noncancellable operating leases with initial or remaining terms in excess of one year consisted of the following at December 31, 2004:

	Capital Leases	Operating Leases
	(In thousands)
Fiscal Year
2005	$85	$11,050
2006	89	9,211
2007	89	6,595
2008	89	3,811
2009	89	1,424
Thereafter	950	—
Total minimum lease payments	$1,391	$32,091
Amounts representing interest	485
Present value of net minimum lease payments (including current portion of $39)	$906

7.  Transactions With Related Parties

Transactions with Landair Transport, Inc.

Scott M. Niswonger, the Chairman of the Board of the Company, owns a majority interest in the parent company of Landair Transport, Inc. (“Landair”). The Company purchases truckload transportation services from Landair. Matthew J. Jewell, Senior Vice President and General Counsel, also served in these same capacities with Landair until May 2004.

During 2004, 2003 and 2002, the Company provided various operational and administrative services to Landair. The Company charged Landair $0.2 million, $0.2 million and $0.2 million, respectively, during the years ended December 31, 2004, 2003 and 2002 for these services. These amounts have been included as a reduction of salaries, wages and employee benefits in the accompanying consolidated statements of income. Landair provided various operational and administrative services to the Company and charged it approximately $93,000, $58,000 and $40,000, respectively, during the years ended December 31, 2004, 2003 and 2002 for these services. These charges have been included in salaries, wages and employee benefits in the accompanying consolidated statements of income.

The Company purchased approximately $0.2 million, $0.9 million and $1.6 million of truckload transportation services from Landair in 2004, 2003 and 2002, respectively, which are included in purchased transportation in the accompanying consolidated statements of income.

The Company has a sublease with Landair pursuant to which the Company sublets to Landair a portion of the headquarters of the Company in Greeneville, Tennessee that is leased from the Greeneville-Greene County Airport Authority. The Company subleases the facility to Landair for consideration based upon the cost of such facility to the Company and an agreed-upon percentage of usage. Sublease rental income charged to Landair in 2004, 2003 and 2002 was approximately $25,000, $28,000 and $79,000, respectively. These amounts are included in sublease rental income disclosed in Note 6.

FORWARD AIR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

7.  Transactions With Related Parties (Continued)

Transactions With Sky Night, LLC

The Company purchases air transportation services from Sky Night, LLC (“Sky Night”), a limited liability corporation owned by Scott M. Niswonger, the Chairman of the Board. The air charter expense totaled approximately $86,000, $196,000 and $264,000 in 2004, 2003 and 2002, respectively, and is included in other operating expenses in the accompanying consolidated statements of income.

During 2001, the Company entered into an agreement to sublease hangar space at its Greeneville, Tennessee headquarters to Sky Night. The initial term of the sublease was for 12 months and the monthly rental rate was determined based on market prices for similar spaces in the area. The sublease term has been extended through July 7, 2005. Sublease rental income charged to Sky Night in 2004, 2003 and 2002 was approximately $35,000, $35,000 and $35,000, respectively.

8.  Commitments and Contingencies

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

Atlanta Terminal Condemnation

During the fourth quarter of 2002, the City of Atlanta filed a Petition for Condemnation and Declaration of Taking for a terminal facility owned by Transportation Properties, Inc. and leased by Forward Air, Inc., two of the Company’s wholly owned subsidiaries. The condemnation was filed in connection with the fifth runway airport expansion project at Atlanta Hartsfield-Jackson International Airport. According to the 2002 condemnation petition, the City of Atlanta took ownership of the property and building and deposited $2.6 million into the Registry of the Court as compensation to Transportation Properties, Inc. The Company filed a protest to the City of Atlanta’s evaluation of the property and building and also challenged the method of condemnation it utilized. Prior to December 2003, the City of Atlanta destroyed the condemned building in conjunction with the runway expansion project. On or about December 30, 2003, the Superior Court of Clayton County, Georgia (the “Court”) ruled that the City of Atlanta’s method of condemnation was improper and returned ownership of the land to the Company.

During January 2004, the City of Atlanta filed a second condemnation petition to obtain title to the land. In connection with this second petition, the City of Atlanta deposited an additional $1.3 million into the Registry of the Court, which was the City of Atlanta’s estimated fair market value of the land. The City of Atlanta petitioned the Court and was granted the right to withdraw the original $2.6 million escrow balance it paid into the Court as part of the first petition for condemnation. The Company and its outside counsel believe that the December 30, 2003 ruling by the Court and the City of Atlanta’s actions subsequent to the first condemnation have given rise

FORWARD AIR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

8.  Commitments and Contingencies (Continued)

to additional theories of recovery. The Company is not challenging the method of condemnation set forth in the second petition but is challenging the withdrawal of the original $2.6 million escrow balance.

Additionally, the Company has claims for damages arising from the City of Atlanta’s destruction of the Company’s building during the wrongful possession of the property by the City of Atlanta. Currently, the Company is awaiting a trial setting on all issues of damages relating to the first and second condemnations of this property. As a result of the events up to and subsequent to December 31, 2003, the Company has recorded an escrow balance in other assets for approximately $1.3 million (land value) and a long-term receivable of approximately $1.3 million (building value as originally determined in the 2002 condemnation petition) from the City of Atlanta as of December 31, 2003. During 2004, the approximately $1.3 million representing the land value was collected while the approximately $1.3 million representing the building value as set forth in the first condemnation action remained unchanged in long-term receivables. The Company remains confident this receivable will be collected.

In July 2003, the Company relocated its Atlanta operations into a new 63,550 square foot terminal facility. The initial lease term for this terminal facility expires in June 2008.

Litigation Against U.S. Xpress

In conjunction with the Company’s acquisition of Dedicated Transportation Services, Inc. (“DTSI”) in December 2000, the Company alleged that U.S. Xpress Enterprises, Inc. (“U.S. Xpress”) illegally interfered with the delivery of DTSI freight and gained illegal access to certain of the Company’s trade secrets. The Company brought legal action against U.S. Xpress for these allegations. During the fourth quarter of 2002, the Company reached a settlement agreement with U.S. Xpress whereby U.S. Xpress agreed to pay the Company $1.3 million. This gain is reflected in other income, net on the accompanying 2002 consolidated statement of income.

Contractual Obligations and Commercial Commitments

At December 31, 2004, the Company had no outstanding purchase commitments.

9.  Employee Benefit Plan

The Company has a retirement savings plan (the “401(k) Plan”). The 401(k) Plan is a defined contribution plan whereby employees who have completed 90 days of service, a minimum of 1,000 hours of service and are age 21 or older are eligible to participate. The 401(k) Plan allows eligible employees to make contributions of 2.0% to 15.0% of their annual compensation. Employer contributions were made at 25.0% during 2004, 2003 and 2002 of the employee’s contribution up to a maximum of 6.0% for all periods presented of total annual compensation except where government limitations prohibit.

Employer contributions vest 20.0% after two years of service and continue vesting 20.0% per year until fully vested. The Company’s matching contributions included in operations for 2004, 2003 and 2002 were approximately $203,000, $158,000 and $170,000, respectively.

10.  Financial Instruments

Off Balance Sheet Risk

At December 31, 2004, the Company had letters of credit outstanding totaling $4.3 million as required by its workers’ compensation and vehicle liability insurance providers.

FORWARD AIR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2004

10.  Financial Instruments (Continued)

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

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Investments: The carrying amount for investments in available-for-sale securities was reported in the consolidated balance sheet at fair market value.

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

11.  Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2004 and 2003:

	2004
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Operating revenue	$64,303	$68,410	$71,905	$77,579
Income from operations	10,735	13,404	13,807	15,652
Net income	6,808	8,508	9,012	10,093

Net income per share:
Basic	$0.21	$0.27	$0.28	$0.31
Diluted	$0.21	$0.26	$0.27	$0.31

	2003
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Operating revenue	$56,646	$59,174	$60,513	$65,184
Income from operations	8,571	10,017	10,019	11,575
Net income	5,435	6,349	6,329	7,702

Net income per share:
Basic	$0.17	$0.20	$0.20	$0.24
Diluted	$0.17	$0.19	$0.19	$0.23

Forward Air Corporation
Schedule II — Valuation and Qualifying Accounts

Col. A	Col. B	Col. C		Col. D		Col. E
		Additions
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts — Describe	Deductions — Describe		Balance at End of Period
	(In thousands)
Year ended December 31, 2004:
Allowance for doubtful accounts	$943	$161	$—	$278	(2)	$826
Allowance for revenue adjustments (1)	320	1,848	—	1,922	(3)	246
	1,263	2,009	—	2,200		1,072
Year ended December 31, 2003:
Allowance for doubtful accounts	$898	$120	$—	$75	(2)	$943
Allowance for revenue adjustments (1)	398	1,618	—	1,696	(3)	320
	1,296	1,738	—	1,771		1,263
Year ended December 31, 2002:
Allowance for doubtful accounts	$749	$835	$—	$686	(2)	$898
Allowance for revenue adjustments (1)	318	1,821	—	1,741	(3)	398
	1,067	2,656	—	2,427		1,296

(1)	Represents an allowance for adjustments to accounts receivable due to disputed rates, accessorial charges and other aspects of previously billed shipments.
(2)	Uncollectible accounts written off, net of recoveries.
(3)	Adjustments to billed accounts receivable.

S-1

EXHIBIT INDEX

No.	Exhibit	Exhibit No. in Document Where Incorporated by Reference
3.1 (g)	Restated Charter of the registrant	3
3.2 (m)	Amended and Restated Bylaws of the registrant	3.2
4.1 (b)	Form of Landair Services, Inc. Common Stock Certificate	4.1
4.2 (e)	Form of Forward Air Corporation Common Stock Certificate	4.1
4.3 (g)	Rights Agreement, dated May 18, 1999, between the registrant and SunTrust Bank, Atlanta, N.A., including the Form of Rights Certificate (Exhibit A) and the Form of Summary of Rights (Exhibit B)	4
10.1 (d)	Registrant’s Restated Employee Stock Purchase Plan	10
10.2 (c)*	Registrant’s Amended and Restated Stock Option and Incentive Plan	10.1
10.3 (b)	Lease Agreement, dated July 27, 1981, between the Greeneville-Greene County Airport Authority and General Aviation of Tennessee, Inc., as assumed by the registrant by agreement, dated May 10, 1988	10.18
10.4 (b)	Assignment, Assumption and Release Agreement, dated May 10, 1988, between Greeneville-Greene County Airport, General Aviation, Inc., and the registrant	10.19
10.5 (l)	Air Carrier Certificate, effective August 28, 2003	10.5
10.6 (c)*	Registrant’s Non-Employee Director Stock Option Plan	10.2
10.7 (l)*	Amendment to the Non-Employee Director Stock Option Plan	10.7
10.8 (e)	Amended and Restated Loan and Security Agreement, dated as of September 10, 1998, between First Tennessee Bank National Association and the registrant	10.5
10.9 (k)	Modification Agreement (to Amended and Restated Loan and Security Agreement), dated as of June 18, 2002, among the registrant, First Tennessee Bank National Association, FAF, Inc., Forward Air, Inc. and Transportation Properties, Inc.	10.1
10.10 (l)*	Employment Agreement between the registrant and Bruce A. Campbell	10.10
10.11 (l)*	Incentive Stock Option Agreement between the registrant and Bruce A. Campbell	10.11
10.12 (l)	Noncompetition Agreement between the registrant and Bruce A. Campbell	10.12
10.13 (f)*	1999 Stock Option and Incentive Plan	10.1
10.14 (l)*	Amendment to the 1999 Stock Option and Incentive Plan	10.14
10.15 (h)*	Non-Qualified Stock Option Agreement dated August 21, 2000 between the registrant and Ray A. Mundy	10.1
10.16 (j)	Forward Air Corporation Section 125 Plan	10.18
14.1 (l)	Code of Ethics	14.1
21.1 (i)	Subsidiaries of the registrant	21.1
23.1 (a)	Consent of Ernst & Young LLP	—
31.1 (a)	Certification Pursuant to 15 U.S.C. Section 10A, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Bruce A. Campbell, President and Chief Executive Officer of Forward Air Corporation	—
31.2 (a)	Certification Pursuant to 15 U.S.C. Section 10A, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Andrew C. Clarke, Chief Financial Officer, Senior Vice President and Treasurer of Forward Air Corporation	—
32.1 (a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Bruce A. Campbell, President and Chief Executive Officer of Forward Air Corporation	—

No.	Exhibit	Exhibit No. in Document Where Incorporated by Reference
32.2 (a)	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew C. Clarke, Chief Financial Officer, Senior Vice President and Treasurer of Forward Air Corporation	—

(a)	Filed herewith.
(b)	Filed as an exhibit to the registrant’s Registration Statement of Form S-1, filed with the Commission on September 27, 1993.
(c)	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995, filed with the Commission on August 14, 1995.
(d)	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1995, filed with the Commission on November 14, 1995.
(e)	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the Commission on November 16, 1998.
(f)	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999, filed with the Commission on May 17, 1999.
(g)	Filed as an exhibit to the registrant’s Current Report on Form 8-K, filed with the Commission on May 28, 1999.
(h)	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000, filed with the Commission on November 6, 2000.
(i)	Filed as an exhibit to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Commission on April 2, 2001.
(j)	Filed as an exhibit to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the Commission on March 15, 2002.
(k)	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2002, filed with the Commission on August 14, 2002.
(l)	Filed as an exhibit to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Commission on March 11, 2004.
(m)	Filed as an exhibit to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, filed with the Commission on November 2, 2004.
*	Management contract or compensatory plan or arrangement.