Form 10-Q
period 2005-03-31
FORWARD AIR CORP
filed 2005-05-06
CIK 912728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

YES  |X|              NO

The number of shares outstanding of the registrant’s common stock, $.01 par value, as of May 4, 2005 was 32,316,060.

Table of Contents

Forward Air Corporation

Part I.	Financial Information
Item 1.	Financial Statements (Unaudited)

Forward Air Corporation

Condensed Consolidated Balance Sheets

	March 31, 2005	December 31, 2004
	(Unaudited)	(Note 1)
	(In thousands, except share data)
Assets
Current assets:
Cash	$5,012	$78
Short-term investments	111,850	111,600
Accounts receivable, less allowance of $901 in 2005 and $1,072 in 2004	35,685	38,334
Other current assets	7,143	9,410
Total current assets	159,690	159,422

Property and equipment	81,071	81,225
Less accumulated depreciation and amortization	45,583	43,939
Total property and equipment, net	35,488	37,286
Other assets	17,857	17,845
Total assets	$213,035	$214,553

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$5,338	$10,026
Accrued expenses	12,760	15,592
Current portion of capital lease obligations	41	39
Total current liabilities	18,139	25,657

Capital lease obligations, less current portion	858	867
Deferred income taxes	6,925	7,026

Shareholders’ equity:
Preferred stock	—	—
Common stock, $.01 par value:
Authorized shares - 50,000,000
Issued and outstanding shares – 32,317,617 in 2005 and 32,397,747 in 2004	323	324
Additional paid-in capital	33,700	36,279
Accumulated other comprehensive income	1	4
Retained earnings	153,089	144,396
Total shareholders’ equity	187,113	181,003
Total liabilities and shareholders’ equity	$213,035	$214,553

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation

Condensed Consolidated Statements of Income

(Unaudited)

	Three months ended
	March 31, 2005	March 31, 2004
	(In thousands, except per share data)
Operating revenue	$69,533	$64,303

Operating expenses:
Purchased transportation	28,479	26,994
Salaries, wages and employee benefits	15,452	14,673
Operating leases	3,336	3,262
Depreciation and amortization	1,853	1,699
Insurance and claims	1,182	1,423
Other operating expenses	5,850	5,517
Total operating expenses	56,152	53,568
Income from operations	13,381	10,735

Other income (expense):
Interest expense	(14)	(14)
Other, net	532	177
Total other income	518	163
Income before income taxes	13,899	10,898
Income taxes	5,206	4,090
Net income	$8,693	$6,808

Income per share:
Basic	$0.27	$0.21
Diluted	$0.27	$0.21
Dividends declared per share	$0.06	$—

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended
	March 31, 2005	March 31, 2004
	(In thousands)
Operating activities:
Net income	$8,693	$6,808
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,853	1,699
Other non-cash charges	274	—
Gain on sale of property and equipment	—	(7)
Provision for loss on receivables	186	183
Provision for revenue adjustments	(15)	—
Deferred income taxes	(264)	818
Changes in operating assets and liabilities:
Accounts receivable	2,478	(1,194)
Inventories	(28)	9
Prepaid expenses and other current assets	380	520
Accounts payable and accrued expenses	(7,520)	640
Income taxes	2,078	20
Tax benefit of stock options exercised	235	59
Net cash provided by operating activities	8,350	9,555

Investing activities:
Proceeds from disposal of property and equipment	—	9
Purchases of property and equipment	(55)	(2,958)
Proceeds from sales or maturities of available-for-sale securities	9,112	72,860
Purchases of available-for-sale securities	(9,362)	(83,488)
Other	(15)	(58)
Net cash used in investing activities	(320)	(13,635)

Financing activities:
Payments of capital lease obligations	(7)	(8)
Proceeds from exercise of stock options	1,020	633
Repurchase of common stock	(4,109)	(363)
Net cash provided by (used in) financing activities	(3,096)	262
Net increase (decrease) in cash	4,934	(3,818)
Cash at beginning of period	78	16,362
Cash at end of period	$5,012	$12,544

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

March 31, 2005

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Forward Air Corporation Annual Report on Form 10-K for the year ended December 31, 2004.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the financial information and footnotes required by United States generally accepted accounting principles for complete financial statements.

2. Investments

The Company had a total of $111.9 and $111.6 million in available-for-sale securities as of March 31, 2005 and December 31, 2004, respectively. In the 2004 quarterly reporting, the Company had considered its municipal bonds with the option to go to auction every 7-35 days (“auction rate securities”) as cash and cash equivalents. Since the stated maturities on the auction rate securities were in excess of three months from the time of purchase, the auction rate securities meet the Company’s policy for classification as available-for-sale securities. Securities are classified as available for sale when the Company does not intend to hold the securities to maturity nor regularly trade the securities. There was a reclassification of $7.6 million from net increase in cash and cash equivalents to net cash used in investing activities related to the purchases and sales of available-for-sale securities for the three months ended March 31, 2004 in the condensed consolidated statements of cash flows.

3. Comprehensive Income

Comprehensive income includes any changes in the equity of the Company from transactions and other events and circumstances from non-owner sources. Comprehensive income for the three months ended March 31, 2005 and 2004 was $8.7 million and $6.8 million, respectively, which includes $3,000 and $-0- in unrealized losses, respectively, on available-for-sale securities.

4. Employee Stock Options

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

4. Employee Stock Options (continued)

For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands, except per share data):

	Three months ended
	March 31, 2005	March 31, 2004
Net income, as reported	$8,693	$6,808
Pro forma compensation expense, net of tax	807	657
Pro forma net income	$7,886	$6,151

As reported net income per share:
Basic	$0.27	$0.21
Diluted	$0.27	$0.21

Pro forma net income per share:
Basic	$0.24	$0.19
Diluted	$0.24	$0.19

5. Net Income Per Share

On February 15, 2005, the Company’s Board of Directors declared a three-for-two stock split of common stock to be effected in the form of a stock dividend to shareholders of record as of March 18, 2005. Common stock issued and additional paid-in capital have been restated to reflect the split for all periods presented. All common share and per share data included in the condensed consolidated financial statements and notes thereto have been restated to give effect to the stock split.

On February 15, 2005, the Company’s Board of Directors declared a cash dividend of $0.06 per share on the 32.3 million shares of common stock then outstanding to shareholders of record on April 4, 2005. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

5. Net Income Per Share (continued)

The following table sets forth the computation of basic and diluted income per share (in thousands, except per share data):

	Three months ended
	March 31, 2005	March 31, 2004
Numerator:
Numerator for basic and diluted income per share - net income	$8,693	$6,808

Denominator:
Denominator for basic income per share - weighted-average shares	32,293	32,265
Effect of dilutive stock options	436	557
Denominator for diluted income per share - adjusted weighted-average shares	32,729	32,822
Basic income per share	$0.27	$0.21
Diluted income per share	$0.27	$0.21

6. Income Taxes

For the three months ended March 31, 2005 and March 31, 2004, the effective income tax rates varied from the statutory federal income tax rate of 35.0% primarily as a result of the effect of state income taxes, net of the federal benefit, and permanent differences between book and tax net income.

7. Commitments and Contingencies

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

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

8. Impact of Recently Issued Accounting Standards

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

Originally, SFAS No. 123R was to be adopted no later than July 1, 2005, although early adoption was allowable. However, on April 14, 2005, the Securities and Exchange Commission (“SEC”) announced that the effective date of SFAS No. 123R will be suspended until January 1, 2006, for calendar year companies. At this time, the Company plans to adopt SFAS No. 123R using the modified-retrospective method.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method will have significant impact on our results of operations, although it will have no impact on our overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had we adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and earnings per share in Note 4 to our condensed consolidated financial statements. SFAS No. 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in the periods after adoption. While the Company cannot estimate what those amounts will be in the future, the amount of operating cash flows recognized in prior periods for such tax deductions is disclosed in Note 4 to our condensed consolidated financial statements.

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

9. Reclassificiations

Certain reclassifications have been made to prior year financial statements to conform to the 2005 presentation. These reclassifications had no effect on net income as previously reported.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction

We provide scheduled ground transportation of cargo on a time-definite basis. As a result of our established transportation schedule and network of terminals, our operating cost structure includes significant fixed costs. Our ability to improve our operating margins will depend on, among other things, our ability to increase the volume of freight moving through our network. Additional information regarding our business is described in our 2004 Annual Report on Form 10-K.

Critical Accounting Policies

A summary of significant accounting policies is disclosed in Note 1 to the Consolidated Financial Statements included in our 2004 Annual Report on Form 10-K. Our critical accounting policies are further described under the caption “Discussion of Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2004 Annual Report on Form 10-K. There have been no changes in the nature of our critical accounting policies or the application of those policies since December 31, 2004.

Risk Factors

A summary of factors which could affect results and cause results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf, are further described under the caption “Risk Factors” in the Business portion of our 2004 Annual Report on Form 10-K. There have been no changes in the nature of these factors since December 31, 2004.

Results of Operations

The following table shows the percentage relationship of expense items to operating revenue for the periods indicated. In the accompanying discussion, all percentage figures are as a percent of operating revenue with the exception of revenue growth rates.

	Three months ended
	March 31, 2005	March 31, 2004
Operating revenue	100.0%	100.0%
Operating expenses:
Purchased transportation	41.0	42.0
Salaries, wages and employee benefits	22.2	22.8
Operating leases	4.8	5.1
Depreciation and amortization	2.7	2.6
Insurance and claims	1.7	2.2
Other operating expenses	8.4	8.6
Total operating expenses	80.8	83.3
Income from operations	19.2	16.7
Total other income	0.8	0.2
Income before income taxes	20.0	16.9
Income taxes	7.5	6.3
Net income	12.5%	10.6%

Three Months Ended March 31, 2005 compared to Three Months Ended March 31, 2004

Operating revenue increased by $5.2 million, or 8.1%, to $69.5 million in the first quarter of 2005 from $64.3 million in the same period of 2004. This increase resulted from an increase in traditional linehaul revenue of $4.4 million to $58.8 million, an increase in logistics revenue of $0.8 million to $5.9 million and an increase in other accessorial revenue of less than $0.1 million to $4.8 million. Traditional linehaul revenue was impacted by an increase in average weekly tonnage of 2.5% and a 5.3% increase in average revenue per pound, including the impact of fuel surcharge, versus the first quarter of 2004.

Purchased transportation represented 41.0% of operating revenue in the first quarter of 2005 compared to 42.0% in the same period of 2004. The decrease in purchased transportation as a percent of operating revenue was primarily the result of an increase in operating revenue. This proportionate increase in revenue was due to a rate increase, along with better load factors. Additionally, a shift toward less costly owner-operators from brokers this quarter reduced cost per mile. For the first quarter of 2005, traditional linehaul and logistics purchased transportation costs represented 39.7% and 68.7%, respectively, of operating revenue versus 41.3% and 67.4%, respectively, during the same period in 2004.

Salaries, wages and employee benefits were 22.2% of operating revenue in the first quarter of 2005 compared to 22.8% for the same period of 2004. The decrease in salaries, wages and employee benefits as a percentage of operating revenue was attributed to a 0.5% decrease in salaries and wages, including incentives and a 0.2% decrease in health care costs. These decreases were offset, in part, by a 0.1% increase in workers’ compensation expenses.

Operating leases, the largest component of which is facility rent, were 4.8% of operating revenue in the first quarter of 2005 compared to 5.1% in the same period of 2004. The decrease in operating leases as a percentage of operating revenue between periods was primarily attributable to an increase in operating revenue as the actual dollar amount for operating leases increased during the period.

Depreciation and amortization expense as a percentage of operating revenue was 2.7% in the first quarter of 2005, compared to 2.6% in the same period of 2004. The increase in depreciation and amortization expense as a percentage of operating revenue was primarily attributable to an increase in depreciation expense associated with new equipment we purchased during 2004.

Insurance and claims were 1.7% of operating revenue in the first quarter of 2005, compared to 2.2% in the same period of 2004. The decrease in insurance and claims as a percentage of operating revenue resulted from an increase in operating revenue. Amounts paid for insurance decreased by 0.4% of operating revenue while claims expense decreased by 0.1%.

Other operating expenses were 8.4% of operating revenue in the first quarter of 2005 compared to 8.6% in the same period of 2004. The decrease in other operating expenses as a percentage of operating revenue was attributable to an increase in operating revenue. Miscellaneous corporate expenses decreased as a percent of operating revenue by 0.5% as the Company had better bad debt experience in the first quarter of 2005 and did not have professional fees associated with a board member search completed in the first quarter of 2004. Additionally, communications and utilities expenses decreased by 0.1%. Taxes and license fees and miscellaneous operating expenses, however, increased by 0.2% and 0.2% of operating revenue, respectively.

Income from operations increased by $2.7 million, or 25.2%, to $13.4 million for the first quarter of 2005 compared with $10.7 million for the same period in 2004. The increase in income from operations was primarily a result of the increase in operating revenue which was offset by an increase in operating costs associated with operating the network.

Interest expense was $14,000, or less than 0.1% of operating revenue, in the first quarter of 2005, compared with $14,000, or less than 0.1% of operating revenue, for the same period in 2004.

Other income, net was $532,000, or 0.8% of operating revenue, in the first quarter of 2005, compared to $177,000, or 0.3%, for the same period in 2004. The increase in other income, net resulted from higher yields on higher balances in both cash and cash equivalents and available-for-sale securities during the first quarter of 2005.

The combined federal and state effective tax rate for the first quarter of 2005 was 37.5% compared to a rate of 37.5% for the same period in 2004.

As a result of the foregoing factors, net income increased by $1.9 million, or 27.9%, to $8.7 million for the first quarter of 2005, compared to $6.8 million for the same period in 2004.

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital purchases, with cash flows from operations and borrowings under our bank lines of credit. Net cash provided by operating activities totaled approximately $8.4 million for the three months ended March 31, 2005, compared with approximately $9.6 million in the same period of 2004.

Net cash used in investing activities was approximately $0.3 million for the three months ended March 31, 2005 compared with approximately $13.6 million used in investing activities in the same period of 2004. Investing activities consisted primarily of the purchase and sale or maturities of available-for-sale securities and the purchase of operating equipment and management information systems during the three months ended March 31, 2005.

Net cash used in financing activities totaled approximately $3.1 million for the three months ended March 31, 2005 compared with approximately $0.3 million provided by financing activities for the same period of 2004. Financing activities included the repurchase of our common stock, the repayment of capital leases, proceeds received from the exercise of stock options and common stock issued under the employee stock purchase plan. In 2005, we used approximately $4.1 million to repurchase our common stock while we received approximately $1.0 million from the exercise of stock options.

Our credit facility consists of a working capital line of credit. As long as we comply with the financial covenants and ratios, the credit facility permits us to borrow up to $20.0 million less the amount of any outstanding letters of credit. Interest rates for advances under the facility vary based on how our performance measures against covenants related to total indebtedness, cash flows, results of operations and other ratios. The facility bears interest at LIBOR plus 1.0% to 1.9%, and is unsecured. The facility’s expiration was extended until April 2006 by letter agreement entered into in 2005. At March 31, 2005, we had $-0- outstanding under the line of credit facility and had utilized approximately $4.9 million of availability for outstanding letters of credit. We were in compliance with the financial covenants and ratios under the credit facility at March 31, 2005.

On July 25, 2002, we announced that our Board of Directors approved a stock repurchase program for up to 3,000,000 shares of our common stock. We expect to fund the repurchases of our common stock from cash, available-for-sale securities and cash generated from operating activities. We repurchased 142,650 of our shares during the first quarter of 2005. Since inception, the Company has repurchased 1,536,750 shares of our common stock for $27.6 million for an average purchase price of $17.94 per share.

On February 15, 2005, our Board of Directors declared a three-for-two stock split of our common stock to be effected in the form of a stock dividend to shareholders of record as of March 18, 2005. common stock issued and additional paid-in capital have been restated to reflect the split for all periods presented. All common share and per share data included in the condensed consolidated financial statements and notes thereto have been restated to give effect to the stock split.

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

Our exposure to market risk related to our remaining outstanding debt and available-for-sale securities is not significant and has not changed materially since December 31, 2004.

Item 4.	Controls and Procedures

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the first quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The following table provides information with respect to purchases we made of shares of our common stock during each month in the quarter ended March 31, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
January 1-31, 2005	142,650	$28.79	1,536,750	1,463,250
February 1-28, 2005	—	$—	—	—
March 1-31, 2005	—	$—	—	—
Total	142,650	$28.79	1,536,750	1,463,250
(1)		On July 25, 2002, we announced that our Board of Directors approved a stock repurchase program for up to 3,000,000 shares of our common stock.
Item 3.		Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

In accordance with SEC Release No. 33-8212, Exhibits 32.1 and 32.2 are to be treated as “accompanying” this report rather than “filed” as part of the report.

3.1	Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999)
3.2

Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission on November 2, 2004)

4.1

Form of Landair Services, Inc. Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on September 27, 1993)

4.2

Form of Forward Air Corporation Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998)

4.3

Rights Agreement, dated May 18, 1999, between the registrant and SunTrust Bank, Atlanta, N.A., including the Form of Rights Certificate (Exhibit A) and the Form of Summary of Rights (Exhibit B) (incorporated herein by reference to Exhibit 4 to the registrant’s Current Report on Form 8-K filed with the Commission on May 28, 1999)

31.1

Certification Pursuant to 15 U.S.C. Section 10A, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Bruce A. Campbell, President and Chief Executive Officer of Forward Air Corporation

31.2

Certification Pursuant to 15 U.S.C. Section 10A, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Andrew C. Clarke, Chief Financial Officer, Senior Vice President and Treasurer of Forward Air Corporation

32.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Bruce A. Campbell, President and Chief Executive Officer of Forward Air Corporation

32.2

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew C. Clarke, Chief Financial Officer, Senior Vice President and Treasurer of Forward Air Corporation

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Forward Air Corporation
Date: May 6, 2005	By:	/s/ Andrew C. Clarke
Andrew C. Clarke Chief Financial Officer, Senior Vice President and Treasurer

EXHIBIT INDEX

No.	Exhibit

3.1	Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999)

3.2

Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission on November 2, 2004)

4.1

Form of Landair Services, Inc. Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on September 27, 1993)

4.2

Form of Forward Air Corporation Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998)

4.3

Rights Agreement, dated May 18, 1999, between the registrant and SunTrust Bank, Atlanta, N.A., including the Form of Rights Certificate (Exhibit A) and the Form of Summary of Rights (Exhibit B) (incorporated herein by reference to Exhibit 4 to the registrant’s Current Report on Form 8-K filed with the Commission on May 28, 1999)

31.1

Certification Pursuant to 15 U.S.C. Section 10A, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Bruce A. Campbell, President and Chief Executive Officer of Forward Air Corporation

31.2

Certification Pursuant to 15 U.S.C. Section 10A, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Andrew C. Clarke, Chief Financial Officer, Senior Vice President and Treasurer of Forward Air Corporation

32.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Bruce A. Campbell, President and Chief Executive Officer of Forward Air Corporation

32.2

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew C. Clarke, Chief Financial Officer, Senior Vice President and Treasurer of Forward Air Corporation