Form 10-Q
period 2005-06-30
FORWARD AIR CORP
filed 2005-08-09
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2005
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

YES ☒     NO

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of August 4, 2005 was 31,625,272.

Table of Contents

Forward Air Corporation

Forward Air Corporation

Condensed Consolidated Balance Sheets

	June 30, 2005	December 31, 2004

	(Unaudited)	(Note 1)
	(In thousands, except share data)
Assets
Current assets:
Cash	$8,178	$78
Short-term investments	85,771	111,600
Accounts receivable, less allowance of $949 in 2005 and $1,072 in 2004	40,217	38,334
Other current assets	7,884	9,410

Total current assets	142,050	159,422

Property and equipment	82,617	81,225
Less accumulated depreciation and amortization	47,015	43,939

Total property and equipment, net	35,602	37,286
Acquired intangibles, less accumulated amortization of $106	12,644	—
Other assets	16,522	17,845

Total assets	$206,818	$214,553

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$12,568	$10,026
Accrued expenses	13,243	15,592
Current portion of capital lease obligations	43	39

Total current liabilities	25,854	25,657

Capital lease obligations, less current portion	849	867
Deferred income taxes	6,617	7,026

Shareholders’ equity:
Preferred stock	—	—
Common stock, $0.01 par value:
Authorized shares - 50,000,000
Issued and outstanding shares – 31,562,787 in 2005 and 32,397,747 in 2004	316	324
Additional paid-in capital	12,016	36,279
Accumulated other comprehensive income	1	4
Retained earnings	161,165	144,396

Total shareholders’ equity	173,498	181,003

Total liabilities and shareholders’ equity	$206,818	$214,553

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation

Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended		Six months ended

	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

	(In thousands, except per share data)
Operating revenue	$77,488	$68,410	$147,021	$132,713

Operating expenses:
Purchased transportation	31,003	27,925	59,482	54,919
Salaries, wages and employee benefits	16,367	15,110	31,819	29,783
Operating leases	3,376	3,191	6,712	6,453
Depreciation and amortization	1,969	1,696	3,822	3,395
Insurance and claims	1,839	1,827	3,021	3,249
Other operating expenses	6,143	5,257	11,993	10,776

Total operating expenses	60,697	55,006	116,849	108,575

Income from operations	16,791	13,404	30,172	24,138

Other income (expense):
Interest expense	(31)	(14)	(45)	(28)
Other, net	2,222	222	2,753	399

Total other income	2,191	208	2,708	371

Income before income taxes	18,982	13,612	32,880	24,509
Income taxes	7,028	5,104	12,233	9,194

Net income	$11,954	$8,508	$20,647	$15,315

Income per share:
Basic	$0.37	$0.26	$0.64	$0.47

Diluted	$0.37	$0.26	$0.63	$0.47

Dividends declared per share	$0.06	$—	$0.12	$—

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended

	June 30, 2005	June 30, 2004

	(In thousands)
Operating activities:
Net income	$20,647	$15,315
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,822	3,395
Atlanta condemnation settlement gain	(1,428)	—
Other non-cash charges	274	—
Loss on sale of property and equipment	31	34
Deferred income taxes	(384)	1,840
Changes in operating assets and liabilities:
Accounts receivable	(1,883)	(2,372)
Inventories	(216)	52
Prepaid expenses and other current assets	(917)	(1,452)
Accounts payable and accrued expenses	(3,352)	1,149
Income taxes	2,634	(520)
Tax benefit of stock options exercised	588	92

Net cash provided by operating activities	19,816	17,533

Investing activities:
Proceeds from disposal of property and equipment	51	8
Purchases of property and equipment	(2,114)	(3,294)
Proceeds from sales or maturities of available-for-sale securities	171,869	142,116
Purchases of available-for-sale securities	(146,040)	(162,915)
Acquisition of business	(12,750)	—
Proceeds from Atlanta condemnation settlement	2,765	—
Other	(17)	(84)

Net cash provided by (used in) investing activities	13,764	(24,169)

Financing activities:
Payments of capital lease obligations	(14)	(15)
Proceeds from exercise of stock options	1,219	859
Payments of cash dividends	(3,878)	—
Cash paid for fractional shares in stock split	(44)	—
Common stock issued under employee stock purchase plan	130	130
Repurchase of common stock	(22,893)	(1,810)

Net cash used in financing activities	(25,480)	(836)

Net increase (decrease) in cash	8,100	(7,472)
Cash at beginning of period	78	16,362

Cash at end of period	$8,178	$8,890

Common stock repurchase liabilities included in accounts payable	$3,545	$—

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited)
June 30, 2005

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six-month periods ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Forward Air Corporation Annual Report on Form 10-K for the year ended December 31, 2004.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the financial information and footnotes required by United States generally accepted accounting principles for complete financial statements.

2. Investments

The Company had a total of $85.8 million and $111.6 million in available-for-sale securities as of June 30, 2005 and December 31, 2004, respectively. In the 2004 quarterly reporting, the Company had considered its municipal bonds with the option to go to auction every 7-35 days (“auction rate securities”) as cash and cash equivalents. Since the stated maturities on the auction rate securities were in excess of three months from the time of purchase, the auction rate securities meet the Company’s policy for classification as available-for-sale securities. Securities are classified as available for sale when the Company does not intend to hold the securities to maturity nor regularly trade the securities. There was a reclassification of $17.8 million from net increase in cash and cash equivalents to net cash used in investing activities related to the purchases and sales of available-for-sale securities for the six months ended June 30, 2004 in the condensed consolidated statements of cash flows.

3. Comprehensive Income

Comprehensive income includes any changes in the equity of the Company from transactions and other events and circumstances from non-owner sources. Comprehensive income for the quarter and six months ended June 30, 2005 was $12.0 million and $20.6 million, respectively, which includes $0 and $3,000 in unrealized losses, respectively, on available-for-sale securities. Comprehensive income for the quarter and six months ended June 30, 2004 was $8.5 million and $15.3 million, respectively, which includes $1,000 and $1,000 in unrealized gains, respectively, on available-for-sale securities.

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

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

4. Employee Stock Options (continued)

For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands, except per share data):

	Three months ended		Six months ended

	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Net income, as reported	$11,954	$8,508	$20,647	$15,315
Pro forma compensation expense, net of tax	(1,045)	(655)	(1,853)	(1,312)

Pro forma net income	$10,909	$7,853	$18,794	$14,003

As reported net income per share:
Basic	$0.37	$0.26	$0.64	$0.47
Diluted	$0.37	$0.26	$0.63	$0.47

Pro forma net income per share:
Basic	$0.34	$0.24	$0.58	$0.43
Diluted	$0.33	$0.24	$0.58	$0.43

5. Net Income and Dividends Per Share

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

During the three months ended March 31, 2005 and June 30, 2005, dividends of $0.06 per share were declared on 32.3 million shares of common stock then outstanding. The quarterly dividends were paid on April 18, 2005 and June 3, 2005. The Company had never declared a dividend prior to February 15, 2005. Subsequent to June 30, 2005, the Company declared a $0.06 per share dividend that will be paid in the third quarter. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

5. Net Income Per Share (continued)

The following table sets forth the computation of basic and diluted income per share (in thousands, except per share data):

	Three months ended		Six months ended

	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Numerator:
Numerator for basic and diluted income per share - net income	$11,954	$8,508	$20,647	$15,315

Denominator:
Denominator for basic income per share - weighted-average shares	32,277	32,246	32,282	32,255
Effect of dilutive stock options	344	451	392	414

Denominator for diluted income per share - adjusted weighted-average shares	32,621	32,697	32,674	32,669

Basic income per share	$0.37	$0.26	$0.64	$0.47

Diluted income per share	$0.37	$0.26	$0.63	$0.47

6. Acquisition of Certain Assets of the Airport-to-Airport Operations of U.S. Xpress Enterprises, Inc.

On May 28, 2005, the Company acquired certain assets of the airport-to-airport operations of U.S. Xpress Enterprises, Inc. (“USX”) for $12.75 million in cash. In connection with the purchase, the Company acquired the airport-to-airport customer list of USX and USX agreed not to compete in the airport-to-airport market for a period of ten years. The preliminary purchase price allocation in accordance with SFAS No 141, Business Combinations, is acquired intangible assets with a total value of $12.75 million (majority of the allocation to the non-compete agreement). The acquired intangible assets will be amortized over a period of ten years. The Company began amortizing the assets on a straight-line basis during the last month of the second quarter and anticipates that the ongoing quarterly amortization expense will be $0.3 million. The preliminary purchase price allocation is subject to refinement. The results of operations of the USX airport-to-airport operations are included in the consolidated income statement from May 28, 2005 through June 30, 2005.

The airport-to-airport business had been reported by USX as a part of the Xpress Global Systems (“XGS”) business segment. XGS had total revenue for the year ended December 31, 2004 of approximately $159.0 million, of which an estimated $57.0 million was attributable to the airport-to-airport operations. The XGS segment reported an operating loss of $5.0 million for the year ended December 31, 2004. USX did not account for the related expenses of the airport-to-airport operations separately within the XGS segment and, accordingly, the USX operating profit or loss attributable to the airport-to-airport operations is not known.

7. Income Taxes

For the three and six months ended June 30, 2005 and June 30, 2004, the effective income tax rates varied from the statutory federal income tax rate of 35.0% primarily as a result of the effect of state income taxes, net of the federal benefit, and permanent differences between book and tax net income.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

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

During January 2004, the City of Atlanta filed a second condemnation petition to obtain title to the land. In connection with this second petition, the City of Atlanta deposited an additional $1.3 million into the Registry of the Court, which was the City of Atlanta’s estimated fair market value of the land. The City of Atlanta petitioned the Court and was granted the right to withdraw the original $2.6 million escrow balance it paid into the Court as part of the first petition for condemnation. The Company and its outside counsel believed that the December 30, 2003 ruling by the Court and the City of Atlanta’s actions subsequent to the first condemnation gave rise to additional theories of recovery. The Company challenged the method of condemnation set forth in the second petition and the withdrawal of the original $2.6 million escrow balance. Additionally, the Company had claims for damages arising from the City of Atlanta’s destruction of the Company’s building during the wrongful possession of the property by the City of Atlanta. As of December 31, 2004, the Company had received the $1.3 million escrow into cash and had a $1.3 million receivable for the difference in the original $2.6 million escrow and actual $1.3 million in escrow received.

In the second quarter of 2005, an agreement was reached with the City of Atlanta to settle the dispute. In the settlement, the City of Atlanta paid the Company approximately $2.7 million, which represents payment of the receivable of $1.3 million along with additional pre-tax gain of approximately $1.4 million, included in other income, net.  The cash received is net of attorney’s fees.

During the second half of 2005, the Company has commitments to acquire 825 new trailers with an approximate cost of $18.5 million. These commitments are expected to be funded by proceeds from the sale of existing equipment, cash flows from operations, as well as cash and short-term investments on hand.

9. Impact of Recently Issued Accounting Standards

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

	Three months ended		Six months ended

	June 30, 2005	June 30, 2004	June 30, 2005	June 30, 2004

Operating revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Purchased transportation	40.0	40.8	40.5	41.4
Salaries, wages and employee benefits	21.1	22.1	21.6	22.4
Operating leases	4.4	4.7	4.6	4.9
Depreciation and amortization	2.5	2.5	2.6	2.6
Insurance and claims	2.4	2.7	2.1	2.4
Other operating expenses	7.9	7.6	8.1	8.1

Total operating expenses	78.3	80.4	79.5	81.8
Income from operations	21.7	19.6	20.5	18.2
Other income (expense):
Interest expense	—	—	—	—
Other, net	2.8	0.3	1.8	0.3

Total other income	2.8	0.3	1.8	0.3

Income before income taxes	24.5	19.9	22.3	18.5
Income taxes	9.1	7.5	8.3	7.0

Net income	15.4%	12.4%	14.0%	11.5%

Three Months Ended June 30, 2005 compared to Three Months Ended June 30, 2004

Operating revenue increased by $9.1 million, or 13.3%, to $77.5 million in the second quarter of 2005 from $68.4 million in the same period of 2004. This increase resulted from an increase in traditional airport-to-airport revenue of $9.2 million to $66.7 million, a decrease in logistics revenue of $0.1 million to $6.0 million and flat accessorial revenue of $4.8 million. Traditional airport-to-airport revenue was impacted by an increase in average weekly tonnage of 7.9% and a 7.6% increase in average revenue per pound, including the impact of fuel surcharge, versus the second quarter of 2004. The increase in airport-to-airport revenue was driven, in part, by the acquisition of certain assets of U.S. Xpress Enterprises, Inc. (“USX”).

Purchased transportation represented 40.0% of operating revenue in the second quarter of 2005 compared to 40.8% in the same period of 2004. The decrease in purchased transportation as a percent of operating revenue was primarily the result of an increase in operating revenue, higher revenue per pound and better load averages. For the second quarter of 2005, traditional airport-to-airport and logistics purchased transportation costs represented 38.4% and 71.2%, respectively, of operating revenue versus 39.6% and 65.7%, respectively, during the same period in 2004.

Salaries, wages and employee benefits were 21.1% of operating revenue in the second quarter of 2005 compared to 22.1% for the same period of 2004. The decrease in salaries, wages and employee benefits as a percentage of operating revenue was attributed to a 0.9% decrease in salaries and wages, including incentives and a 0.1% decrease in workers’ compensation expenses. These decreases were offset, in part, by a 0.1% increase in health care costs.

Operating leases, the largest component of which is facility rent, were 4.4% of operating revenue in the second quarter of 2005 compared to 4.7% in the same period of 2004. The decrease in operating leases as a percentage of operating revenue between periods was primarily attributable to an increase in operating revenue as the actual dollar amount for operating leases increased during the period as the Company expanded the amount of space rented versus the prior-year period.

Depreciation and amortization expense as a percentage of operating revenue was 2.5% in the second quarter of 2005, compared to 2.5% in the same period of 2004. Depreciation and amortization expense as a percentage of operating revenue remained flat versus the prior period and increased on a dollar amount basis as the result of increased amortization associated with the purchase of certain assets of USX and increased depreciation expense associated with new equipment purchased during the prior twelve-month period.

Insurance and claims were 2.4% of operating revenue in the second quarter of 2005, compared to 2.7% in the same period of 2004. The decrease in insurance and claims as a percentage of operating revenue resulted from an increase in operating revenue. Amounts paid for insurance decreased by 0.1% of operating revenue while claims expense decreased by 0.2%.

Other operating expenses were 7.9% of operating revenue in the second quarter of 2005 compared to 7.6% in the same period of 2004. The increase in other operating expenses as a percentage of operating revenue was primarily attributable to an increase in taxes and license fees and miscellaneous operating expenses of 0.2% and 0.2% of operating revenue, respectively. These increases were offset, in part, by a 0.1% decrease in miscellaneous corporate expenses.

Income from operations increased by $3.4 million, or 25.4%, to $16.8 million for the second quarter of 2005 compared with $13.4 million for the same period in 2004. The increase in income from operations was primarily a result of the increase in operating revenue, which was offset by variable cost components while fixed cost components remained essentially the same leading to greater profitability.

Interest expense was $31,000, or less than 0.1% of operating revenue, in the second quarter of 2005, compared with $14,000, or less than 0.1% of operating revenue, for the same period in 2004.

Other income, net was $2.2 million, or 2.8% of operating revenue, in the second quarter of 2005, compared to $0.2 million, or 0.3%, for the same period in 2004. Approximately $1.4 million of the increase was the result of a lawsuit settlement discussed in Note 8 to our condensed consolidated financial statements. Additionally, other income, net increased as the result of higher yields on higher average balances in both cash and cash equivalents and available-for-sale securities during the second quarter of 2005.

The combined federal and state effective tax rate for the second quarter of 2005 was 37.0% compared to a rate of 37.5% for the same period in 2004 as the result of higher other income, net generated from investments in tax-free securities.

As a result of the foregoing factors, net income increased by $3.4 million, or 40.5%, to $12.0 million for the second quarter of 2005, compared to $8.5 million for the same period in 2004.

Six Months Ended June 30, 2005 compared to Six Months Ended June 30, 2004

Operating revenue increased by $14.3 million, or 10.8%, to $147.0 million in the first six months of 2005 from $132.7 million in the same period of 2004. This increase resulted from an increase in traditional airport-to-airport revenue of $13.6 million to $125.5 million, an increase in logistics revenue of $0.6 million to $11.9 million and an increase in other accessorial revenue of $0.1 million to $9.6 million. Traditional airport-to-airport revenue was impacted by an increase in average weekly tonnage of 5.2% and a 6.6% increase in average revenue per pound, including the effect of fuel surcharge, versus the first six months of 2004. The increase in airport-to-airport revenue was driven, in part, by the acquisition of certain assets of USX.

Purchased transportation represented 40.5% of operating revenue in the first six months of 2005 compared to 41.4% in the same period of 2004. The decrease in purchased transportation costs as a percent of operating revenue was primarily the result of increases in volume, rates and efficiencies in the traditional airport-to-airport network. For the first six months of 2005, traditional airport-to-airport and logistics purchased transportation costs represented 39.0% and 70.4%, respectively, of operating revenue versus 40.4% and 66.5%, respectively, during the same period in 2004.

Salaries, wages and employee benefits were 21.6% of operating revenue in the first six months of 2005 compared to 22.4% for the same period of 2004. Salaries and wages, including incentives, decreased by 0.7% of operating revenue and health care costs decreased by 0.1% of operating revenue versus last year. These decreases were offset, in part, by a 0.2% of operating revenue increase in workers’ compensation expenses during the first six months of this year versus last.

Operating leases, the largest component of which is facility rent, were 4.6% of operating revenue in the first six months of 2005 compared to 4.9% in the same period of 2004. The decrease in operating leases as a percentage of operating revenue between periods was primarily attributable to an increase in operating revenue. We had the same number of leased facilities in the first six months of 2005, although we expanded the amount of space rented versus the prior-year period.

Depreciation and amortization expense as a percentage of operating revenue was 2.6% in the first six months of 2004, compared to 2.6% in the same period of 2004. Depreciation and amortization expense as a percentage of operating revenue remained flat primarily as a result of an increase in operating revenue. The actual dollar amount for depreciation and amortization increased during this period as the result of the increase in depreciation expense associated with new equipment purchased during the last twelve months, as well as the amortization associated with the purchase of certain assets of USX.

Insurance and claims were 2.1% of operating revenue in the first six months of 2005, compared to 2.4% in the same period of 2004. The increase in insurance and claims as a percentage of operating revenue resulted, in part, from an increase in the severity of claims during the period. Amounts paid for insurance decreased by 0.3% of operating revenue while claims expense increased by 0.1% of operating revenue during the period.

Other operating expenses remained flat at 8.1% of operating revenue in the first six months of 2005 compared to 8.1% in the same period of 2004.

Income from operations increased by $6.1 million, or 25.3%, to $30.2 million for the first six months of 2005 compared with $24.1 million for the same period in 2004. The increase in income from operations was primarily a result of the increase in operating revenue, including fuel surcharge, which was offset by an increase in operating costs associated with operating the network.

Interest expense was $45,000, or less than 0.1% of operating revenue, in the first six months of 2005, compared with $28,000, or less than 0.1%, for the same period in 2004.

Other income, net was $2.8 million, or 1.8% of operating revenue, in the first six months of 2005, compared to $0.4 million, or 0.3%, for the same period in 2004. Approximately $1.4 million of the increase was the result of a lawsuit settlement discussed in Note 8 to our condensed consolidated financial statements. Additionally, other income, net increased as the result of higher yields on higher average balances in both cash and cash equivalents and available-for-sale securities during the first six months of 2005.

The combined federal and state effective tax rate for the first six months of 2005 was 37.2% compared to a rate of 37.5% for the same period in 2004 as the result of higher other income, net generated by investments in tax-free securities.

As a result of the foregoing factors, net income increased by $5.3 million, or 34.6%, to $20.6 million for the first six months of 2005, compared to $15.3 million for the same period in 2004.

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital purchases, with cash flows from operations and borrowings under our bank lines of credit. Net cash provided by operating activities totaled approximately $19.8 million for the six months ended June 30, 2005, compared with approximately $17.5 million in the same period of 2004.

Net cash provided by investing activities was approximately $13.8 million for the six months ended June 30, 2005 compared with approximately $24.2 million used in investing activities in the same period of 2004. Investing activities consisted primarily of the purchase and sale or maturities of available-for-sale securities and the purchase of operating equipment and management information systems during the six months ended June 30, 2005.

Net cash used in financing activities totaled approximately $25.5 million for the six months ended June 30, 2005 compared with approximately $0.8 million for the same period of 2004. Financing activities included the repurchase of our common stock, the repayment of capital leases, the payment of dividends, proceeds received from the exercise of stock options and common stock issued under the employee stock purchase plan. In 2005, we used approximately $22.9 million to repurchase our common stock while we received approximately $1.2 million from the exercise of stock options.

Our credit facility consists of a working capital line of credit. As long as we comply with the financial covenants and ratios, the credit facility permits us to borrow up to $20.0 million less the amount of any outstanding letters of credit. Interest rates for advances under the facility vary based on how our performance measures against covenants related to total indebtedness, cash flows, results of operations and other ratios. The facility bears interest at LIBOR plus 1.0% to 1.9%, and is unsecured. The facility’s expiration was extended until April 30, 2007 by letter agreement entered into in 2005. At June 30, 2005, we had $0 outstanding under the line of credit facility and had utilized approximately $4.3 million of availability for outstanding letters of credit. We were in compliance with the financial covenants and ratios under the credit facility at June 30, 2005.

On July 25, 2002, we announced that our Board of Directors approved a stock repurchase program for up to 3,000,000 shares of our common stock. We expect to fund the repurchases of our common stock from cash, available-for-sale securities and cash generated from operating activities. We repurchased 804,703 of our shares during the second quarter of 2005. Since inception, the Company has repurchased 2,341,453 shares of our common stock for approximately $50.0 million for an average purchase price of $21.34 per share. This includes 123,000 shares that were purchased in June 2005, but not paid for until July 2005, representing approximately $3.5 million in accounts payable at June 30, 2005.

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

During the three months ended March 31, 2005 and June 30, 2005, dividends of $0.06 per share were declared on 32.3 million shares of common stock then outstanding. The quarterly dividends were paid on April 18, 2005 and June 3, 2005. We had never declared a dividend prior to February 15, 2005. Subsequent to June 30, 2005, we declared a $0.06 per share dividend that will be paid in the third quarter. We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by our Board of Directors.

During the second half of 2005, the Company has commitments to acquire 825 new trailers with an approximate cost of $18.5 million. These commitments are expected to be funded by proceeds from the sale of existing equipment, cash flows from operations, as well as cash and short-term investments on hand.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the second quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases we made of shares of our common stock during each month in the quarter ended June 30, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)

April 1-30, 2005	—	$—	1,536,750	1,463,250
May 1-31, 2005	—	—	1,536,750	1,463,250
June 1-30, 2005	804,703	27.75	2,341,453	658,547

Total	804,703	$27.75	2,341,453	658,547

(1)	On July 25, 2002, we announced that our Board of Directors approved a stock repurchase program for up to 3.0 million shares of our common stock.

Item 3.  Defaults Upon Senior Securities

Not Applicable

Item 4.  Submission of Matters to a Vote of Security Holders

The Company’s annual meeting of shareholders was held on May 26, 2005 for the purposes of (i) electing six members of the Board of Directors; (ii); ratifying appointment of the independent registered public accounting firm for 2005; and (iii) approving the 2005 Employee Stock Purchase Plan. The record date for the annual meeting was prior to the three-for-two stock split effected on April 1, 2005. Accordingly, the number of shares voted and set forth below represent pre-split shares.

(i)	Shareholders elected each director nominee for a one-year term expiring at the 2006 annual meeting of shareholders. The vote for each director was as follows:

Name	For	Withheld

Bruce A. Campbell	20,139,213	488,232
Andrew C. Clarke	18,439,719	2,187,726
Richard W. Hanselman	20,136,123	491,322
C. John Langley, Jr.	20,140,693	486,752
Ray A. Mundy	20,138,828	488,617
B. Clyde Preslar	20,140,518	486,927

(ii)	The proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for 2005 was approved as follows:

For	Against	Abstain

20,531,715	89,393	6,336

(iii)	Shareholders approved the Company’s 2005 Employee Stock Purchase Plan as follows:

For	Against	Abstain	Broker Non-Votes

16,819,850	1,890,205	218,379	1,699,011

Item 5.  Other Information

Not Applicable

Item 6.  Exhibits

In accordance with SEC Release No. 33-8212, Exhibits 32.1 and 32.2 are to be treated as “accompanying” this report rather than “filed” as part of the report.

3.1

Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999 (File No. 0-22490))

3.2

Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission on November 2, 2004 (File No. 0-22490))

4.1

Form of Landair Services, Inc. Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on September 27, 1993)

4.2

Form of Forward Air Corporation Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998 (File No. 0-22490))

4.3

Rights Agreement, dated May 18, 1999, between the registrant and SunTrust Bank, Atlanta, N.A., including the Form of Rights Certificate (Exhibit A) and the Form of Summary of Rights (Exhibit B) (incorporated herein by reference to Exhibit 4 to the registrant’s Current Report on Form 8-K filed with the Commission on May 28, 1999 (File No. 0-22490))

4.4

Forward Air Corporation 2005 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit A to the registrant’s Proxy Statement filed with the Commission on April 20, 2005 (File No. 0-22490))

10.1

Letter Agreement, dated May 17, 2005, between the registrant and First Tennessee Bank National Association extending the maturity date of the registrant’s $20.0 million Master Secured Promissory Note under the Amended and Restated Loan and Security Agreement, dated as of September 10, 1998, as modified by Modification Agreement, dated as of June 18, 2002

31.1

Certification Pursuant to 15 U.S.C. Section 10A, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Bruce A. Campbell, President and Chief Executive Officer of Forward Air Corporation

31.2

Certification Pursuant to 15 U.S.C. Section 10A, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Andrew C. Clarke, Chief Financial Officer, Senior Vice President and Treasurer of Forward Air Corporation

32.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Bruce A. Campbell, President and Chief Executive Officer of Forward Air Corporation

32.2

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew C. Clarke, Chief Financial Officer, Senior Vice President and Treasurer of Forward Air Corporation

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Forward Air Corporation

Date: August 9, 2005	By:	/s/ Andrew C. Clarke

Andrew C. Clarke Chief Financial Officer, Senior Vice President and Treasurer

EXHIBIT INDEX

No.	Exhibit

3.1

Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999 (File No. 0-22490))

3.2

Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission on November 2, 2004 (File No. 0-22490))

4.1

Form of Landair Services, Inc. Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on September 27, 1993)

4.2

Form of Forward Air Corporation Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998 (File No. 0-22490))

4.3

Rights Agreement, dated May 18, 1999, between the registrant and SunTrust Bank, Atlanta, N.A., including the Form of Rights Certificate (Exhibit A) and the Form of Summary of Rights (Exhibit B) (incorporated herein by reference to Exhibit 4 to the registrant’s Current Report on Form 8-K filed with the Commission on May 28, 1999 (File No. 0-22490))

4.4

Forward Air Corporation 2005 Employee Stock Purchase Plan (incorporated herein by reference to Exhibit A to the registrant’s Proxy Statement filed with the Commission on April 20, 2005 (File No. 0-22490))

10.1

Letter Agreement, dated May 17, 2005, between the registrant and First Tennessee Bank National Association extending the maturity date of the registrant’s $20.0 million Master Secured Promissory Note under the Amended and Restated Loan and Security Agreement, dated as of September 10, 1998, as modified by Modification Agreement, dated as of June 18, 2002

31.1

Certification Pursuant to 15 U.S.C. Section 10A, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Bruce A. Campbell, President and Chief Executive Officer of Forward Air Corporation

31.2

Certification Pursuant to 15 U.S.C. Section 10A, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Andrew C. Clarke, Chief Financial Officer, Senior Vice President and Treasurer of Forward Air Corporation

32.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Bruce A. Campbell, President and Chief Executive Officer of Forward Air Corporation

32.2

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew C. Clarke, Chief Financial Officer, Senior Vice President and Treasurer of Forward Air Corporation