Form 10-Q
period 2005-09-30
FORWARD AIR CORP
filed 2005-11-07
CIK 912728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

YES   ☒     NO ☐

Indicate by check mark whether the registrant is shell company (as defined in Rule 12b-2 of the Exchange Act).

YES   ☐     NO ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of November 3, 2005 was 31,259,023.

Table of Contents

Forward Air Corporation

Part I.	Financial Information
Item 1.	Financial Statements (Unaudited)

Forward Air Corporation

Condensed Consolidated Balance Sheets

	September 30, 2005	December 31, 2004
	(Unaudited)	(Note 1)
	(In thousands, except share data)
Assets
Current assets:
Cash	$141	$78
Short-term investments	78,190	111,600
Accounts receivable, less allowance of $1,042 in 2005 and $1,072 in 2004	48,137	38,334
Other current assets	7,026	9,410
Total current assets	133,494	159,422

Property and equipment	82,849	81,225
Less accumulated depreciation and amortization	45,518	43,939
Total property and equipment, net	37,331	37,286
Goodwill and other acquired intangibles, net of accumulated amortization of $2,356 in 2005 and $1,931 in 2004	27,913	15,588
Other assets	920	2,257
Total assets	$199,658	$214,553

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$12,552	$10,026
Accrued expenses	13,722	15,592
Line of credit	1,404	—
Current portion of capital lease obligations	37	39
Total current liabilities	27,715	25,657

Capital lease obligations, less current portion	846	867
Deferred income taxes	6,226	7,026

Shareholders’ equity:
Preferred stock	—	—
Common stock, $0.01 par value:
Authorized shares - 50,000,000
Issued and outstanding shares – 31,114,664 in 2005 and 32,397,747 in 2004	311	324
Additional paid-in capital	—	36,279
Accumulated other comprehensive income	1	4
Retained earnings	164,559	144,396
Total shareholders’ equity	164,871	181,003
Total liabilities and shareholders’ equity	$199,658	$214,553

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation

Condensed Consolidated Statements of Income

(Unaudited)

	Three months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
	(In thousands, except per share data)
Operating revenue	$84,841	$71,905	$231,861	$204,618

Operating expenses:
Purchased transportation	35,512	30,568	94,994	85,487
Salaries, wages and employee benefits	17,486	15,609	49,305	45,392
Operating leases	3,448	3,279	10,159	9,731
Depreciation and amortization	2,815	1,692	6,637	5,088
Insurance and claims	841	1,297	3,862	4,546
Other operating expenses	6,070	5,653	18,063	16,428
Total operating expenses	66,172	58,098	183,020	166,672
Income from operations	18,669	13,807	48,841	37,946

Other income (expense):
Interest expense	(24)	(14)	(69)	(42)
Other, net	587	305	3,340	703
Total other income	563	291	3,271	661
Income before income taxes	19,232	14,098	52,112	38,607
Income taxes	7,167	5,086	19,400	14,280
Net income	$12,065	$9,012	$32,712	$24,327

Income per share:
Basic	$0.38	$0.28	$1.02	$0.75
Diluted	$0.38	$0.27	$1.00	$0.74
Dividends declared per share	$0.06	$—	$0.18	$—

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine months ended
	September 30, 2005	September 30, 2004
	(In thousands)
Operating activities:
Net income	$32,712	$24,327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,637	5,088
Atlanta condemnation settlement gain	(1,428)	—
Other non-cash charges	274	—
(Gain) loss on sale of property and equipment	(261)	33
Deferred income taxes	(821)	2,696
Changes in operating assets and liabilities:
Accounts receivable	(8,249)	(6,304)
Inventories	(264)	64
Prepaid expenses and other current assets	(179)	(930)
Accounts payable and accrued expenses	656	3,012
Income taxes	2,848	(3,183)
Tax benefit of stock options exercised	1,922	1,874
Net cash provided by operating activities	33,847	26,677

Investing activities:
Proceeds from disposal of property and equipment	86	10
Purchases of property and equipment	(7,528)	(5,029)
Proceeds from sales or maturities of available-for-sale securities	167,150	185,427
Purchases of available-for-sale securities	(133,740)	(206,475)
Acquisition of business	(12,750)	—
Proceeds from Atlanta condemnation settlement	2,765	—
Other	(112)	1,163
Net cash provided by (used in) investing activities	15,871	(24,904)

Financing activities:
Payments of capital lease obligations	(23)	(22)
Borrowings under line of credit	1,404	—
Proceeds from exercise of stock options	3,709	2,955
Payments of cash dividends	(5,782)	—
Cash paid for fractional shares in stock split	(44)	—
Common stock issued under employee stock purchase plan	130	130
Repurchase of common stock	(49,049)	(8,087)
Net cash used in financing activities	(49,655)	(5,024)
Net increase in cash	63	(3,251)
Cash at beginning of period	78	16,362
Cash at end of period	$141	$13,111
Uncollected proceeds from disposal of property and equipment in accounts receivable	$1,554	—

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited)

September 30, 2005

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine-month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the consolidated financial statements and footnotes thereto included in the Forward Air Corporation Annual Report on Form 10-K for the year ended December 31, 2004.

The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date, but does not include all of the financial information and footnotes required by United States generally accepted accounting principles for complete financial statements.

2. Investments

The Company had a total of $78.2 million and $111.6 million in available-for-sale securities as of September 30, 2005 and December 31, 2004, respectively. In the 2004 quarterly reporting, the Company had considered its municipal bonds with the option to go to auction every 7-35 days (“auction rate securities”) as cash and cash equivalents. Since the stated maturities on the auction rate securities were in excess of three months from the time of purchase, the auction rate securities meet the Company’s policy for classification as available-for-sale securities. Securities are classified as available for sale when the Company does not intend to hold the securities to maturity nor regularly trade the securities. There was a reclassification of $20.0 million from net increase in cash and cash equivalents to net cash used in investing activities related to the purchases and sales of available-for-sale securities for the nine months ended September 30, 2004 in the condensed consolidated statements of cash flows.

3. Comprehensive Income

Comprehensive income includes any changes in the equity of the Company from transactions and other events and circumstances from non-owner sources. Comprehensive income for the quarter and nine months ended September 30, 2005 was $12.1 million and $32.7 million, respectively, which includes $-0- and $3,000 in unrealized losses, respectively, on available-for-sale securities. Comprehensive income for the quarter and nine months ended September 30, 2004 was $9.0 million and $24.3 million, respectively, which includes $1,000 and $0 in unrealized losses, respectively, on available-for-sale securities.

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

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

4. Employee Stock Options (continued)

For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Net income, as reported	$12,065	$9,012	$32,712	$24,327
Pro forma compensation expense, net of tax	1,037	694	2,890	2,006
Pro forma net income	$11,028	$8,318	$29,822	$22,321

As reported net income per share:
Basic	$0.38	$0.28	$1.02	$0.75
Diluted	$0.38	$0.27	$1.00	$0.74

Pro forma net income per share:
Basic	$0.35	$0.26	$0.93	$0.69
Diluted	$0.34	$0.25	$0.91	$0.68

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

During the three months ended March 31, 2005, June 30, 2005 and September 30, 2005, dividends of $0.06 per share were declared on shares of common stock then outstanding. The quarterly dividends were paid on April 18, 2005, June 3, 2005 and September 2, 2005. The Company had never declared a dividend prior to February 15, 2005. Subsequent to September 30, 2005, the Company declared a $0.06 per share dividend that will be paid in the first quarter of 2006. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

The following table sets forth the computation of basic and diluted income per share (in thousands, except per share data):

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

5. Net Income and Dividends Per Share (continued)

	Three months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Numerator:
Numerator for basic and diluted income per share - net income	$12,065	$9,012	$32,712	$24,327

Denominator:
Denominator for basic income per share - weighted-average shares	31,353	32,346	32,031	32,285
Effect of dilutive stock options	695	642	590	603
Denominator for diluted income per share - adjusted weighted-average shares	32,048	32,988	32,621	32,888
Basic income per share	$0.38	$0.28	$1.02	$0.75
Diluted income per share	$0.38	$0.27	$1.00	$0.74

6. Acquisition of Certain Assets of the Airport-to-Airport Operations of U.S. Xpress Enterprises, Inc.

On May 28, 2005, the Company acquired certain assets of the airport-to-airport operations of U.S. Xpress Enterprises, Inc. (“USX”) for $12.75 million in cash. In connection with the purchase, the Company acquired the airport-to-airport customer list of USX and USX agreed not to compete in the airport-to-airport market for a period of ten years. The purchase price allocation in accordance with SFAS No 141, Business Combinations, is acquired intangible assets with a total value of $12.75 million (majority of the allocation to the non-compete agreement). The acquired intangible assets will be amortized over a period of ten years. The Company began amortizing the assets on a straight-line basis during the last month of the second quarter and anticipates that the ongoing quarterly amortization expense will be $0.3 million. The results of operations of the USX airport-to-airport operations are included in the consolidated income statement from May 28, 2005 through September 30, 2005.

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

7. Income Taxes

For the three and nine months ended September 30, 2005 and September 30, 2004, the effective income tax rates varied from the statutory federal income tax rate of 35.0% primarily as a result of the effect of state income taxes, net of the federal benefit, and permanent differences between book and tax net income. Additionally, the effective tax rate was favorably impacted during the three and nine months ended September 30, 2004 as a result of previously accrued income taxes, resulting from the favorable resolution of certain tax issues upon the closing of open tax years.

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

Trailer Purchases

During the fourth quarter of 2005, the Company has commitments to acquire 625 new trailers with an approximate cost of $14.0 million. These commitments are expected to be funded by proceeds from the sale of existing equipment, cash flows from operations, as well as cash and short-term investments on hand.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

9. Impact of Recently Issued Accounting Standards

On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an option.

Originally, SFAS No. 123R was to be adopted no later than July 1, 2005, although early adoption was allowable. However, on April 14, 2005, the Securities and Exchange Commission (“SEC”) announced that the effective date of SFAS No. 123R will be suspended until January 1, 2006, for calendar year companies. SFAS No. 123R permits public companies to adopt its requirements using one of two methods, a “modified prospective” method or a “modified retrospective” method. At this time, the Company has not determined which method of adoption it will use.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB Opinion No. 25’s intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options. Accordingly, the adoption of SFAS No. 123R’s fair value method will have significant impact on the Company’s results of operations, although it will have no impact on the Company’s overall financial position. The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. However, had the Company adopted SFAS No. 123R in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net income and income per share in Note 4 to the condensed consolidated financial statements.

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

	Three months ended		Nine months ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Operating revenue	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Purchased transportation	41.9	42.5	41.0	41.8
Salaries, wages and employee benefits	20.6	21.7	21.3	22.2
Operating leases	4.1	4.6	4.4	4.8
Depreciation and amortization	3.3	2.4	2.9	2.5
Insurance and claims	1.0	1.8	1.7	2.2
Other operating expenses	7.1	7.8	7.6	8.0
Total operating expenses	78.0	80.8	78.9	81.5
Income from operations	22.0	19.2	21.1	18.5
Other income (expense):
Interest expense	—	—	—	—
Other, net	0.7	0.4	1.4	0.4
Total other income	0.7	0.4	1.4	0.4
Income before income taxes	22.7	19.6	22.5	18.9
Income taxes	8.5	7.1	8.4	7.0
Net income	14.2%	12.5%	14.1%	11.9%

Three Months Ended September 30, 2005 compared to Three Months Ended September 30, 2004

Operating revenue increased by $12.9 million, or 17.9%, to $84.8 million in the third quarter of 2005 from $71.9 million in the same period of 2004. This increase resulted from an increase in traditional airport-to-airport revenue of $12.4 million to $73.3 million, an increase in logistics revenue of $0.4 million to $6.5 million and an increase in other accessorial revenue, including warehousing services and terminal handling revenue, of $0.1 million to $5.0 million. Traditional airport-to-airport revenue was impacted by an increase in average weekly tonnage of 12.4% and a 7.1% increase in average revenue per pound including the effect of fuel surcharge versus the third quarter of 2004. The increase in airport-to-airport revenue was driven, in part, by the acquisition of certain assets of the Xpress Global Systems (“XGS”) business segment of U.S. Xpress Enterprises, Inc. (“USX”) in May 2005.

Purchased transportation represented 41.9% of operating revenue in the third quarter of 2005 compared to 42.5% in the same period of 2004. For the third quarter of 2005, traditional airport-to-airport purchased transportation costs represented 40.5% of airport-to-airport revenue versus 40.9% during the same period in 2004. During this period, we were able to increase both the volume and revenue per pound of freight transported which enabled us to more efficiently operate the airport-to-airport network. These increases were offset, in part, by an increase in the number of miles needed to operate our system as well as an increase in the average rate per mile paid. For the third quarter 2005, logistics purchased transportation costs represented 69.8% of logistics revenue versus 73.6% last year. During the period, our average revenue per mile for this service increased at a faster rate than our average cost per mile.

Salaries, wages and employee benefits were 20.6% of operating revenue in the third quarter of 2005 compared to 21.7% for the same period of 2004. The decrease in salaries, wages and employee benefits as a percentage of operating revenue was primarily attributed to a year over year improvement in tonnage and revenue per pound which allowed us to operate our network more efficiently in this quarter versus 2004. A 1.3% decrease in salaries and wages, which was offset by a 0.2% increase in workers’ compensation insurance and expenses, resulted in this improvement.

Operating leases, the largest component of which is facility rent, were 4.1% of operating revenue in the third quarter of 2005 compared to 4.6% in the same period of 2004. The decrease in operating leases as a percentage of operating revenue between periods was primarily attributable to an increase in operating revenue as the dollar amount in this category increased slightly between the two periods.

Depreciation and amortization expense as a percentage of operating revenue was 3.3% in the third quarter of 2005 compared with 2.4% in the same period of 2004. Of that increase, 0.6% was attributable to the acceleration of depreciation resulting from the reduction of useful lives of trailers being sold in the third and fourth quarters of 2005. Additionally, 0.4% of the increase was due to the amortization of certain assets of XGS acquired at the end of May 2005 offset by 0.1% from assets that became fully depreciated in the quarter.

Insurance and claims were 1.0% of operating revenue in the third quarter of 2005, compared to 1.8% in the same period of 2004. The decrease in insurance and claims as a percentage of operating revenue resulted from an increase in operating revenue in addition to better claims experience during the period. Additionally, an independent third party performed an actuarial study of our loss development factor for vehicle liability claims. The results of the study caused us to lower our loss development reserve for vehicle liability claims. For the quarter, insurance expenses and claims expenses as a percentage of operating revenue decreased 0.5% and 0.3%, respectively.

Other operating expenses were 7.1% of operating revenue in the third quarter of 2005 compared to 7.8% in the same period of 2004. The decrease in other operating expenses as a percentage of operating revenue was primarily attributable to a 0.3% decrease from a gain on the sale of operating assets versus the prior period. Additionally, we experienced a 0.2% decrease in communication and utilities expenses and a 0.2% decrease in other operating expenses.

Income from operations increased by $4.9 million, or 35.5%, to $18.7 million for the third quarter of 2005 compared with $13.8 million for the same period in 2004. The increase in income from operations was primarily a result of the increase in operating revenue, including fuel surcharge, which was offset by increases in variable costs components while fixed costs components remained essentially the same leading to greater profitability.

Interest expense was $24,000, or less than 0.1% of operating revenue, in the third quarter of 2005, compared with $14,000, or less than 0.1%, for the same period in 2004. The increase in interest expense was attributed to higher average net borrowings during the period.

Other income, net was $0.6 million, or 0.7% of operating revenue, in the third quarter of 2005, compared to $0.3 million, or 0.4%, for the same period in 2004. The increase in other income, net resulted from higher interest income attributed to higher yields on available-for-sale securities during the third quarter of 2005.

The combined federal and state effective tax rate for the third quarter of 2005 was 37.3% of pre-tax income compared to a rate of 36.1% for the same period in 2004. During the third quarter of 2004, we reduced previously accrued income taxes as a result of the favorable resolution of certain tax issues upon the closing of open tax years, thus lowering the effective tax rate.

As a result of the foregoing factors, net income increased by $3.1 million, or 34.4%, to $12.1 million for the third quarter of 2005, compared to $9.0 million for the same period in 2004.

Nine Months Ended September 30, 2005 compared to Nine Months Ended September 30, 2004

Operating revenue increased by $27.3 million, or 13.3%, to $231.9 million in the first nine months of 2005 from $204.6 million in the same period of 2004. This increase resulted from an increase in traditional airport-to-airport revenue of $26.1 million to $198.7 million, an increase in logistics revenue of $1.0 million to $18.4 million and an increase in other accessorial revenue, including warehousing services and terminal handling revenue, of $0.2 million to $14.8 million. Traditional airport-to-airport revenue was impacted by an increase in average weekly tonnage of 8.2% and a 6.3% increase in average revenue per pound including the effect of fuel surcharge versus the first nine months of 2004. The increase in airport-to-airport revenue was driven, in part, by the acquisition of certain assets of USX in May 2005.

Purchased transportation represented 41.0% of operating revenue in the first nine months of 2005 compared to 41.8% in the same period of 2004. For the first nine months of 2005, traditional airport-to-airport purchased transportation costs represented 39.6% of operating revenue versus 40.6% during the same period in 2004. During the first nine months of this year, we were able to increase both the volume and revenue per pound of freight transported through our airport-to-airport network. These increases were offset, in part, by an increase in the number of miles needed to operate our network as well as the average rate per mile paid. For the first nine months of 2005, logistics purchased transportation costs represented 70.2% of logistics revenue versus 69.0% in 2004 due to an increased dependency on more costly third-party transportation providers.

Salaries, wages and employee benefits were 21.3% of operating revenue in the first nine months of 2005 compared to 22.2% for the same period of 2004. The decrease in salaries, wages and employee benefits as a percentage of operating revenue was attributed to an increase in operating revenue and increased efficiencies. These results led to a 0.9% decrease in salaries and wages, including incentives, and a 0.1% decrease in health care expenses, which was offset, in part, by a 0.1% increase in workers’ compensation insurance and expenses.

Operating leases, the largest component of which is facility rent, were 4.4% of operating revenue in the first nine months of 2005 compared to 4.8% in the same period of 2004. Operating leases as a percentage of operating revenue decreased as a result of an increase in operating revenue as the dollar amount essentially remained flat between the two periods.

Depreciation and amortization expense as a percentage of operating revenue was 2.9% in the first nine months of 2005 compared to 2.5% in the same period of 2004. Of that increase 0.2% was attributable to the acceleration of depreciation resulting from the reduction of useful lives of trailers being sold in the third and fourth quarters of 2005. Additionally, 0.2% of the increase was due to the amortization of certain assets of XGS acquired at the end of May 2005.

Insurance and claims were 1.7% of operating revenue in the first nine months of 2005, compared to 2.2% in the same period of 2004. The decrease in insurance and claims as a percentage of operating revenue resulted, in part, from an increase in operating revenue during the period in addition to better claims experience during the first nine months. Additionally, an independent third party performed an actuarial study of our loss development factor for vehicle liability claims. The results of the study caused us to lower our loss development reserve for such claims. Insurance expense decreased by 0.3% during the period while claims expense also decreased by 0.2%.

Other operating expenses were 7.6% of operating revenue in the first nine months of 2005 compared to 8.0% in the same period of 2004. The decrease in other operating expenses as a percentage of operating revenue was attributable to a 0.2% decrease in miscellaneous corporate expenses and a 0.1% decrease in communication and utilities expenses. Additionally, we experienced a 0.1% decrease in expenses caused by a gain on the sale of operating assets.

Income from operations increased by $10.9 million, or 28.8%, to $48.8 million for the first nine months of 2005 compared with $37.9 million for the same period in 2004. The increase in income from operations was primarily a result of the increase in operating revenue, including fuel surcharge, which was offset by increases in variable costs components while fixed costs components remained essentially the same leading to greater profitability.

Interest expense was $69,000, or less than 0.1% of operating revenue, in the first nine months of 2005, compared with $42,000, or less than 0.1%, for the same period in 2004. The increase in interest expense was attributed to higher average net borrowings during the period.

Other income, net was $3.3 million, or 1.4% of operating revenue, in the first nine months of 2005, compared to $0.7 million, or 0.4%, for the same period in 2004. Approximately $1.4 million of the increase was the result of a lawsuit settlement discussed in Note 8 to our condensed consolidated financial statements. The remaining increase in other income, net resulted from higher interest income attributed to higher yields on higher average balances in both cash and cash equivalents and available-for-sale securities during the first nine months of 2005.

The combined federal and state effective tax rate for the first nine months of 2005 was 37.2% of pre-tax income compared to a rate of 37.0% for the same period in 2004. During the first nine months of 2004, we reduced previously accrued income taxes as a result of the favorable resolution of certain tax issues upon the closing of open tax years, thus lowering the effective tax rate.

As a result of the foregoing factors, net income increased by $8.4 million, or 34.6%, to $32.7 million for the first nine months of 2005, compared to $24.3 million for the same period in 2004.

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital purchases, with cash flows from operations and borrowings under our bank lines of credit. Net cash provided by operating activities totaled approximately $33.8 million for the nine months ended September 30, 2005, compared with $26.7 million in the same period of 2004.

Net cash provided by investing activities was approximately $15.9 million for the nine months ended September 30, 2005 compared with $24.9 million used in investing activities during the same period of 2004. Investing activities consisted primarily of the purchase and sale or maturities of available-for-sale securities, the acquisition of certain assets of USX and the purchase of operating equipment and management information systems during the nine months ended September 30, 2005.

Net cash used in financing activities totaled approximately $49.7 million for the nine months ended September 30, 2005 compared with approximately $5.0 million for the same period of 2004. Financing activities included the repurchase of our common stock, the repayment of capital leases, the payment of dividends, proceeds received from the exercise of stock options and common stock issued under the employee stock purchase plan. In 2005, we used approximately $49.0 million to repurchase our common stock while we received $3.7 million from the exercise of stock options.

Our credit facility consists of a working capital line of credit. As long as we comply with the financial covenants and ratios, the credit facility permits us to borrow up to $20.0 million less the amount of any outstanding letters of credit. Interest rates for advances under the facility vary based on how our performance measures against covenants related to total indebtedness, cash flows, results of operations and other ratios. The facility bears interest at LIBOR plus 1.0% to 1.9%, expires in April 2007 and is unsecured. At September 30, 2005, we had $1.4 million outstanding under the line of credit facility and had utilized $4.3 million of availability for outstanding letters of credit. We were in compliance with the financial covenants and ratios under the credit facility at September 30, 2005.

On July 25, 2002, we announced that our Board of Directors approved a stock repurchase program for up to 3.0 million shares of our common stock. Since inception, we paid approximately $72.5 million for the repurchased shares of our common stock for an average purchase price of $24.17 per share. We funded the repurchases of our common stock from cash, available-for-sale securities and cash generated from operating activities. We repurchased 658,547 of our shares during the third quarter of 2005 and a total of 1,605,900 for the nine months ended September 30, 2005, thus completing the authorized repurchase program.

On February 15, 2005, our Board of Directors declared a three-for-two stock split of common stock to be effected in the form of a stock dividend to shareholders of record as of March 18, 2005. Common stock issued and additional paid-in capital have been restated to reflect the split for all periods presented. All common share and per share data included in the condensed consolidated financial statements and notes thereto have been restated to give effect to the stock split.

During the three months ended March 31, 2005, June 30, 2005 and September 30, 2005, dividends of $0.06 per share were declared on shares of common stock then outstanding. The quarterly dividends were paid on April 18, 2005, June 3, 2005 and September 2, 2005. We had never declared a dividend prior to February 15, 2005. Subsequent to September 30, 2005, we declared a $0.06 per share dividend that will be paid in the first quarter of 2006. We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

Management believes that our available cash, investments, expected cash generated from future operations and borrowings under available credit facilities will be sufficient to satisfy our anticipated cash needs for at least the next twelve months.

Forward-Looking Statements

This report contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. Some forward-looking statements may be identified by use of such terms as “believes,” “anticipates,” “intends,” “plans,” “estimates,” “projects” or “expects.”  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The following is a list of factors, among others, that could cause actual results to differ materially from those contemplated by the forward-looking statements: economic factors such as recessions, inflation, higher interest rates and downturns in customer business cycles, our inability to maintain our historical growth rate because of a decreased volume of freight moving through our network or decreased average revenue per pound of freight moving through our network, increasing competition and pricing pressure, surplus inventories, loss of a major customer, the creditworthiness of our customers and their ability to pay for services rendered, our ability to secure terminal facilities in desirable locations at reasonable rates, the inability of our information systems to handle an increased volume of freight moving through our network, changes in fuel prices, claims for property damage, personal injuries or workers’ compensation, employment matters including rising health care costs, enforcement of and changes in governmental regulations, environmental and tax matters, the handling of hazardous materials, the availability and compensation of qualified independent owner-operators and freight handlers needed to serve our transportation needs and our inability to successfully integrate acquisitions. As a result of the foregoing, no assurance can be given as to future financial condition, cash flows or results of operations. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Changes in Internal Controls

There were no changes in our internal control over financial reporting during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The following table provides information with respect to purchases we made of shares of our common stock during each month in the quarter ended September 30, 2005:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
July 1-31, 2005	36,700	$28.38	2,378,153	621,847
August 1-31, 2005	325,600	33.70	2,703,753	296,247
September 1-30, 2005	296,247	35.76	3,000,000	—
Total	658,547	$34.33	3,000,000	—
(1)	On July 25, 2002, we announced that our Board of Directors approved a stock repurchase program for up to 3.0 million shares of our common stock.
Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.	Other Information

Not Applicable

Item 6.     Exhibits

In accordance with SEC Release No. 33-8212, Exhibits 32.1 and 32.2 are to be treated as “accompanying” this report rather than “filed” as part of the report.

3.1

Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999 (File No. 0-22490))

3.2

Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission on November 2, 2004 (File No. 0-22490))

4.1

Form of Landair Services, Inc. Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on September 27, 1993 (File No. 0-22490))

4.2

Form of Forward Air Corporation Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998 (File No. 0-22490))

4.3

Rights Agreement, dated May 18, 1999, between the registrant and SunTrust Bank, Atlanta, N.A., including the Form of Rights Certificate (Exhibit A) and the Form of Summary of Rights (Exhibit B) (incorporated herein by reference to Exhibit 4 to the registrant’s Current Report on Form 8-K filed with the Commission on May 28, 1999 (File No. 0-22490))

31.1

Certification Pursuant to 15 U.S.C. Section 10A, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Bruce A. Campbell, President and Chief Executive Officer of Forward Air Corporation

31.2

Certification Pursuant to 15 U.S.C. Section 10A, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Andrew C. Clarke, Chief Financial Officer, Senior Vice President and Treasurer of Forward Air Corporation

32.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Bruce A. Campbell, President and Chief Executive Officer of Forward Air Corporation

32.2

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew C. Clarke, Chief Financial Officer, Senior Vice President and Treasurer of Forward Air Corporation

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Forward Air Corporation
Date: November 7, 2005	By:	/s/ Andrew C. Clarke
Andrew C. Clarke Chief Financial Officer and Senior Vice President

EXHIBIT INDEX

No.	Exhibit

3.1

Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999 (File No. 0-22490))

3.2

Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission on November 2, 2004 (File No. 0-22490))

4.1

Form of Landair Services, Inc. Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on September 27, 1993 (File No. 0-22490))

4.2

Form of Forward Air Corporation Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998 (File No. 0-22490))

4.3

Rights Agreement, dated May 18, 1999, between the registrant and SunTrust Bank, Atlanta, N.A., including the Form of Rights Certificate (Exhibit A) and the Form of Summary of Rights (Exhibit B) (incorporated herein by reference to Exhibit 4 to the registrant’s Current Report on Form 8-K filed with the Commission on May 28, 1999 (File No. 0-22490))

31.1

Certification Pursuant to 15 U.S.C. Section 10A, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Bruce A. Campbell, President and Chief Executive Officer of Forward Air Corporation

31.2

Certification Pursuant to 15 U.S.C. Section 10A, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, executed by Andrew C. Clarke, Chief Financial Officer, Senior Vice President and Treasurer of Forward Air Corporation

32.1

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Bruce A. Campbell, President and Chief Executive Officer of Forward Air Corporation

32.2

Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, executed by Andrew C. Clarke, Chief Financial Officer, Senior Vice President and Treasurer of Forward Air Corporation