Form 10-K
FORWARD AIR CORP
filed 2006-03-09
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
**ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934**

For the Fiscal Year Ended December 31, 2005
Commission File No. 000-22490

FORWARD AIR CORPORATION
(Exact name of registrant as specified in its charter)

Tennessee (State or other jurisdiction of incorporation or organization)	**62-1120025** (I.R.S. Employer Identification No.)
430 Airport Road **Greeneville, Tennessee** (Address of principal executive offices)	**37745** (Zip Code)

(423) 636-7000
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value (Title of class)	**The NASDAQ Stock Market** (Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: **None**

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Yes ☒ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒ Accelerated filer ☐ Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)

Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2005 was approximately $891.1 million based upon the $28.27 closing price of the stock as reported on The NASDAQ Stock Market on that date. For purposes of this computation, all directors and executive officers of the registrant are assumed to be affiliates. This assumption is not a conclusive determination for purposes other than this calculation.

The number of shares outstanding of the registrant's common stock, $0.01 par value per share, as of March 1, 2006 was 31,391,460.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

Table of Contents

Forward Air Corporation

Introductory Note

     This Annual Report on Form 10-K for the fiscal year ended December 31, 2005 (the “Form 10-K”) contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. Some forward-looking statements may be identified by use of such terms as “believes,” “anticipates,” “intends,” “plans,” “estimates,” “projects” or “expects.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The following is a list of factors, among others, that could cause actual results to differ materially from those contemplated by the forward-looking statements: economic factors such as recessions, inflation, higher interest rates and downturns in customer business cycles, our inability to maintain our historical growth rate because of a decreased volume of freight moving through our network or decreased average revenue per pound of freight moving through our network, increasing competition and pricing pressure, surplus inventories, loss of a major customer, the creditworthiness of our customers and their ability to pay for services rendered, our ability to secure terminal facilities in desirable locations at reasonable rates, the inability of our information systems to handle an increased volume of freight moving through our network, changes in fuel prices, claims for property damage, personal injuries or workers’ compensation, employment matters including rising health care costs, enforcement of and changes in governmental regulations, environmental and tax matters, the handling of hazardous materials, the availability and compensation of qualified independent owner-operators and freight handlers needed to serve our transportation needs and our inability to successfully integrate acquisitions. As a result of the foregoing, no assurance can be given as to future financial condition, cash flows or results of operations. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I

Item 1.  Business

     We were formed as a corporation under the laws of the state of Tennessee on October 23, 1981. We are a leading provider of time-definite surface transportation and related logistics services to the North American deferred air freight market. We offer our customers scheduled surface transportation of cargo as a cost effective, reliable alternative to air transportation. We transport cargo that must be delivered at a specific time, but is less time-sensitive than traditional air freight. This type of cargo is frequently referred to in the transportation industry as deferred air freight. We operate through a network of 81 terminals located on or near airports in the United States and Canada, including a central sorting facility in Columbus, Ohio and eight regional hubs serving key markets. Our typical shipment consists of a pallet-load of freight, often consisting of electronics, telecommunications equipment, machine parts, trade show exhibit materials or medical equipment. During 2005, our average shipment weighed over 750 pounds. We utilize a flexible source of capacity made up of owner-operators and, to a lesser extent, other surface transportation providers, which results in a largely variable cost operating model with low capital requirements.

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

     We market our services primarily to air freight forwarders, integrated air cargo carriers, and passenger and cargo airlines. To serve this market, we offer customers a very high level of service with a focus on on-time, damage-free deliveries. We serve our customers by locating terminals on or near airports and maintaining regularly scheduled transportation service between major cities. We receive shipments at our terminals and transport them by truck either (i) directly to the destination terminal; (ii) to our Columbus, Ohio central sorting facility; or (iii) to one of our eight regional hubs, where they are unloaded, sorted and reloaded. After reloading the shipments, we deliver them to the terminals nearest their destinations. We ship freight directly between terminals when justified by the volume of shipments. During

2005, approximately 35.2% of the freight we handled was for overnight delivery, approximately 58.3% was for delivery within two to three days and the balance was for delivery in four or more days. We typically do not provide local pickup and delivery services and do not market our services directly to shippers. Because we do not place significant size or weight restrictions on shipments, we generally do not compete directly with integrated air cargo carriers such as United Parcel Service, Federal Express and DHL Worldwide in the overnight delivery of small parcels. In 2005, our five largest customers accounted for approximately 23.1% of our operating revenue and no single customer accounted for more than 10.0% of our operating revenue.

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

  Increased Outsourcing of Logistics Management to Third Party Logistics Providers. Air freight forwarders are playing an increasingly important role in logistics management. As the growing emphasis on just-in-time processes has added to the complexity of logistics management, companies are finding it more advantageous to outsource their logistics management functions to third parties. According to Conference for Logistics Management, the United States’ third party logistics market grew at a compound annual rate of approximately 14.5% between 1997 and 2003. In contrast to integrated air cargo carriers and less-than-truckload carriers that are focused on utilizing their own fixed-cost assets, air freight forwarders can select from various transportation modes and suppliers to meet their customers’ shipping requirements, thereby serving their customers less expensively. In addition, air freight forwarders generally handle shipments of any size and offer customized shipping options, unlike most integrated air cargo carriers and less-than-truckload carriers.

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

  Concentrated Marketing Strategy. We provide our services mainly to air freight forwarders, integrated air cargo carriers, and passenger and cargo airlines rather than directly serving shippers. We do not place significant size or weight restrictions on shipments and, therefore, we do not compete with delivery services such as United Parcel Service, Federal Express and DHL Worldwide in the overnight small parcel market. We believe that our customers prefer to purchase their transportation services from us because, among other reasons, we generally do not market our services to their shipper customers and, therefore, do not compete directly with them for customers.

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

  Leading Technology Platform. We are committed to using information technology to increase the volume of freight we can handle in our network, improve visibility of shipment information and reduce our operating costs. Our technology allows us to provide our customers with electronic bookings and real-time tracking and tracing of shipments while in our network, complete shipment history, proof of delivery, estimated charges and electronic bill presentment. We continue to enhance our systems to permit us and our customers to access vital information through both the Internet and electronic data interchange.

  Technology Advances. We have continued to invest in information technology to the benefit of our customers and our business processes. In 2005, we launched the development and installation of our Terminal Automation Program (“TAP”), a new wireless application for our terminals. The new system enables individual operators to perform virtually all data entry from our terminal floor locations. The new system provides immediate shipment updates, resulting in increased shipment accuracy and improved data timeliness. Also, the TAP system enables us to reduce operational manpower compared to our previous operation.

Growth Strategy

     Our growth strategy is to take advantage of our competitive strengths in the deferred air freight market in order to increase our profits and shareholder returns. Principal components of our growth strategy include efforts to:

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

  Pursue Strategic Acquisitions. We intend to continue to evaluate acquisitions that can increase our penetration of a geographic area, add new customers or increase freight volume. In addition, we expect to explore acquisitions that may enable us to offer additional logistics services. Since our inception, we have acquired certain assets of nine of our competitors that met one or more of these criteria.

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

Terminals

     Our network consists of terminals located in the following 81 cities:

City	Airport Served
Albany, NY	ALB
Albuquerque, NM	ABQ
Atlanta, GA	ATL
Austin, TX	AUS
Baltimore, MD	BWI
Baton Rouge, LA*	BTR
Birmingham, AL*	BHM
Blountville, TN*	TRI
Boston, MA	BOS
Brownsville, TX*	BRO
Buffalo, NY	BUF
Charleston, SC	CHS
Charlotte, NC	CLT
Chicago, IL	ORD
Cincinnati, OH	CVG
Cleveland, OH	CLE
Columbia, SC*	CAE
Columbus, OH	CMH
Corpus Christi, TX*	CRP
Dallas/Ft. Worth, TX	DFW
Dayton, OH*	DAY
Denver, CO	DEN
Detroit, MI	DTW
El Paso, TX	ELP
Greensboro, NC	GSO
Greenville, SC	GSP
Hartford, CT	BDL
Harlingen, TX*	HRL
Harrisburg, PA*	MDT
Houston, TX	IAH
Huntsville, AL	HSV
Indianapolis, IN	IND
Jackson, MS*	JAN
Jacksonville, FL	JAX
Kansas City, MO	MCI
Knoxville, TN*	TYS
Lafayette, LA*	LFT
Laredo, TX*	LRD
Las Vegas, NV	LAS
Little Rock, AR	LIT
Los Angeles, CA	LAX

City	Airport Served
Louisville, KY	SDF
Memphis, TN	MEM
McAllen, TX*	MFE
Miami, FL	MIA
Milwaukee, WI	MKE
Minneapolis, MN	MSP
Mobile, AL*	MOB
Nashville, TN	BNA
Newark, NJ	EWR
Newburgh, NY	SWF
New Orleans, LA	MSY
New York, NY	JFK
Norfolk, VA	ORF
Oklahoma City, OK	OKC
Omaha, NE*	OMA
Orlando, FL	MCO
Pensacola, FL*	PNS
Philadelphia, PA	PHL
Phoenix, AZ	PHX
Pittsburgh, PA	PIT
Portland, OR	PDX
Raleigh, NC	RDU
Richmond, VA	RIC
Rochester, NY	ROC
Sacramento, CA	SMF
Salt Lake City, UT	SLC
San Antonio, TX	SAT
San Diego, CA	SAN
San Francisco, CA	SFO
Seattle, WA	SEA
St. Louis, MO	STL
Syracuse, NY	SYR
Tampa, FL	TPA
Toledo, OH*	TOL
Tucson, AZ*	TUS
Tulsa, OK	TUL
Washington, DC	IAD
Montreal, Canada*	YUL
Ottawa, Canada*	YOW
Toronto, Canada	YYZ

* Denotes an independent agent location.

     Independent agents operate 21 of our locations. These locations typically handle low volumes of freight relative to our company-operated facilities.

Direct Service and Regional Hubs

     We operate direct terminal-to-terminal services and regional overnight service between terminals where justified by freight volumes. We currently provide regional overnight service to many of the markets within our network. Direct service allows us to provide quicker scheduled service at a lower cost because it allows us to minimize out-of-route miles and eliminate the added time and cost of handling the freight at our central or regional hub sorting facilities. Direct shipments also reduce the likelihood of damage because of reduced handling and sorting of the freight. As we continue to increase volume between various terminals, we intend to add other direct services. Where warranted by sufficient volume in a region, we utilize larger terminals as regional sorting hubs, which allows us to bypass our Columbus, Ohio central sorting facility. These regional hubs improve our operating efficiency and enhance customer service. We operate regional hubs in Atlanta, Dallas/Ft. Worth, Kansas City, Los Angeles, New Orleans, Newburgh, Orlando and San Francisco.

Shipments

     The average weekly volume of freight moving through our network was over 31.2 million pounds per week in 2005, an increase of 8.7% versus 2004. During 2005, our average shipment weighed over 750 pounds and shipment sizes ranged from small boxes weighing only a few pounds to large shipments of several thousand pounds. Although we impose no significant size or weight restrictions, we focus our marketing and price structure on shipments of 200 pounds or more. As a result, we do not typically directly compete with integrated air cargo carriers in the overnight delivery of small parcels. The table below summarizes the average weekly volume of freight moving through our network for each year since 1990.

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

  exclusive-use vehicles, commonly referred to as truck brokerage;

  dedicated fleets;

  customs brokerage, such as assistance with U.S. Customs and Border Protection (“U.S. Customs”) procedures for both import and export shipments;

  warehousing, dock and office space; and

  shipment consolidation and handling, such as shipment build-up and break-down and reconsolidation of air or ocean pallets or containers.

     These services are critical to many of our air freight forwarder customers that do not provide logistics services themselves or that prefer to use one provider for all of their surface transportation needs.

Customers and Marketing

     Our wholesale customer base is primarily comprised of air freight forwarders, integrated air cargo carriers and passenger and cargo airlines. Our air freight forwarder customers vary in size from small, independent, single facility companies to large, international logistics companies such as AIT Worldwide Logistics, DHL Danzas, UPS Supply Chain Solutions and Pilot Air Freight. Because we deliver dependable service, integrated air cargo carriers such as UPS Cargo, DHL Worldwide Express and Menlo Worldwide use our network to provide overflow capacity and other services, including shipment of bigger packages and pallet-loaded cargo. Our passenger and cargo airline customers include British Airways, KLM, Northwest Airlines and Virgin Atlantic.

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

Technology and Information Systems

     Our technology allows us to provide our customers with real-time tracking and tracing of shipments throughout the transportation process, complete shipment history, proof of delivery, estimated charges and electronic bill presentment. In addition, our customers are able to electronically transmit bookings to us from their own networks and schedule transportation and obtain tracking and tracing information. We continue to enhance our systems to permit our customers to obtain this information both through the Internet and electronic data interchange. We have invested and expect to continue to invest management and financial resources on maintaining or upgrading our information systems in an effort to increase the volume of freight we can handle in our network, improve the visibility of shipment information and reduce our operating costs. We believe that the ability to provide accurate, real-time information on the status of shipments is increasingly important and that our efforts in this area could result in both competitive service advantages and increased productivity throughout our network. We believe this will assist us in capitalizing on new business opportunities and could encourage customers to increase the volume of freight they send through our network. In addition, we believe the service advantages these systems provide could attract new customers.

     In 2005, we introduced TAP, a new program, in the continued effort to automate and improve operations. This new wireless system enables individual operators to perform data entry from our terminal floor locations. This greatly reduces the need for data entry personnel and provides immediate shipment updates. The result is increased shipment accuracy and improved data timeliness. We believe that the TAP system will improve our ability to provide accurate, real-time information, and will result in both competitive service advantages and increased productivity throughout our network. We believe this will assist us in capitalizing on new business opportunities and could encourage customers to increase the volume of freight they send through our network. In addition, we believe the service advantages these systems provide could attract new customers.

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

     As a result of seasonal demands and volume surges in particular markets, we also purchase transportation from other surface transportation providers to handle overflow volume. Of the $132.9 million of our purchased transportation in 2005, we purchased 64.9% from owner-operators and 35.1% from other surface transportation providers.

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

Employees

     As of December 31, 2005, we had 1,134 full-time employees, 312 of whom were freight handlers. Additionally as of that date, there were 642 part-time employees, of whom the majority were freight handlers. None of our employees are covered by a collective bargaining agreement. We recognize that our workforce, including our freight handlers, is one of our most valuable assets. The recruitment, training and retention of qualified employees are essential to support our continued growth and to meet the service requirements of our customers.

Risk Management and Litigation

     Under U.S. Department of Transportation (“DOT”) regulations, we are liable for property damage and personal injuries caused by owner-operators while they are operating on our behalf. We currently maintain liability insurance coverage that we believe is adequate to cover third-party claims. We have a self-insured retention of $500,000 per occurrence for each vehicle and general liability claim. We may also be subject to claims for workers’ compensation. We maintain workers’ compensation insurance coverage that we believe is adequate to cover such claims. We have a self-insured retention of $250,000 for each such claim, except in Ohio, where we are a qualified self-insured with a $350,000 self-insured retention. We could incur claims in excess of our policy limits or incur claims not covered by our insurance.

     From time to time, we are a party to litigation arising in the normal course of our business, most of which involve claims for personal injury, property damage related to the transportation and handling of freight, or workers’ compensation. We do not believe that any of these pending actions, individually or in the aggregate, will have a materially adverse effect on our business, financial condition or results of operations.

Regulation

     The DOT and various state agencies have been granted broad powers over our business. These entities generally regulate such activities as authorization to engage in property brokerage and motor carrier operations, safety and financial reporting. We are licensed through our subsidiaries by the DOT as a motor carrier and as a broker to arrange for the transportation of freight by truck. Our domestic customs brokerage operations are licensed by U.S. Customs. The Federal Maritime Commission regulates our ocean freight forwarding operations. We are subject to similar regulation in the Dominion of Canada.

Service Marks

     Through one of our subsidiaries, we hold two service marks: Forward Air, Inc.® and North America’s Most Complete Roadfeeder Network®. These marks are of significant value to our business. Both of these marks are registered with the United States Patent and Trademark Office.

Website Access

     We file reports with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. We are an electronic filer and the SEC maintains an Internet site at www.sec.gov that contains these reports and other information filed electronically. We make available free of charge through our website our Code of Ethics and our reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Our website address is www.forwardair.com. Please note that this website address is provided as an inactive textual reference only. The information provided on the website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

Item 1A.  Risk Factors

     In addition to the other information in this Form 10-K and other documents we have filed with the SEC from time to time, the following factors should be carefully considered in evaluating our business. Such factors could affect results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us. Some or all of these factors may apply to our business.

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

     Under DOT regulations, we are liable for property damage and personal injuries caused by owner-operators while they are operating on our behalf. We currently maintain liability insurance coverage that we believe is adequate to cover third-party claims. We have a self-insured retention of $500,000 per occurrence for each vehicle and general liability claim. We may also be subject to claims for workers’ compensation. We maintain workers’ compensation insurance coverage that we believe is adequate to cover such claims. We have a self-insured retention of $250,000 for each such claim, except in Ohio, where we are a qualified self-insured with a $350,000 self-insured retention. We could incur claims in excess of our policy limits or incur claims not covered by our insurance. Any claims beyond the limits or scope of our insurance coverage may have a material adverse effect on us. Because we do not carry “stop loss” insurance, a significant increase in the number of claims that we must cover under our self-insurance retainage could adversely affect our profitability. In addition, we may be unable to maintain insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against losses.

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

     We have grown through acquisitions and we intend to pursue opportunities to expand our business by acquiring other companies in the future. Acquisitions involve risks, including those relating to:

  identification of appropriate acquisition candidates;

  negotiation of acquisitions on favorable terms and valuations;

  integration of acquired businesses and personnel;

  implementation of proper business and accounting controls;

  ability to obtain financing, on favorable terms or at all;

  diversion of management attention;

  retention of employees and customers; and

  unexpected liabilities.

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

     We depend on owner-operators for most of our transportation needs. In 2005, owner-operators provided 64.9% of our purchased transportation. Competition for owner-operators is intense, and sometimes there are shortages of available owner-operators. In addition, we need a large number of freight handlers to operate our business efficiently. During periods of low unemployment in the areas where our terminals are located, we may have difficulty hiring and retaining a sufficient number of freight handlers. If we have difficulty attracting and retaining enough qualified owner-operators or freight handlers, we may be forced to increase wages and benefits, which would increase our operating costs. This difficulty may also impede our ability to maintain our delivery schedules, which could make our service less competitive and force us to curtail our planned growth. If our labor costs increase, we may be unable to offset the increased labor costs by increasing rates without adversely affecting our business. As a result, our profitability may be reduced.

A determination by regulators that our independent owner-operators are employees rather than independent contractors could expose us to various liabilities and additional costs.

     At times, the Internal Revenue Service, the Department of Labor and state authorities have asserted that owner-operators are “employees,” rather than “independent contractors.” One or more governmental authorities may challenge our position that the owner-operators we use are not our employees. A determination by regulators that our independent owner-operators are employees rather than independent contractors could expose us to various liabilities and additional costs including, but not limited to, employment-related expenses such as workers’ compensation insurance coverage and reimbursement of work-related expenses.

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

Item 1B.  Unresolved Staff Comments

     None.

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

     We own our 83,800 square foot Columbus, Ohio central sorting facility. We lease our 37,500 square foot headquarters in Greeneville, Tennessee from the Greeneville-Greene County Airport Authority. The lease term ends in 2006 and has two ten-year and one five-year renewal options. We have notified the Greeneville-Greene County Airport Authority of our intent to renew the lease for an additional ten years, which will run through 2016.

     During the fourth quarter of 2002, the City of Atlanta filed a Petition for Condemnation and Declaration of Taking for a terminal facility owned by Transportation Properties, Inc. and leased by Forward Air, Inc., two of our wholly owned subsidiaries. The condemnation was filed in connection with the fifth runway airport expansion project at Atlanta Hartsfield-Jackson International Airport. According to the 2002 condemnation petition, the City of Atlanta took ownership of the property and building and deposited $2.6 million into the Registry of the Superior Court of Clayton County, Georgia (the “Court”) as compensation to Transportation Properties, Inc. We filed a protest to the City of Atlanta’s evaluation of the property and building and also challenged the method of condemnation it utilized. Prior to December 2003, the City of Atlanta destroyed the condemned building in conjunction with the runway expansion project. On or about December 30, 2003, the Court ruled that the City of Atlanta’s method of condemnation was improper and returned ownership of the land to us.

     During January 2004, the City of Atlanta filed a second condemnation petition to obtain title to the land. In connection with this second petition, the City of Atlanta deposited an additional $1.3 million into the Registry of the Court, which was the City of Atlanta’s estimated fair market value of the land. The City of Atlanta petitioned the Court and was granted the right to withdraw the original $2.6 million escrow balance it paid into the Court as part of the first petition for condemnation. We and our outside counsel believed that the December 30, 2003 ruling by the Court and the City of Atlanta’s actions subsequent to the first condemnation gave rise to additional theories of recovery. We challenged the method of condemnation set forth in the second petition and the withdrawal of the original $2.6 million escrow balance. Additionally, we had claims for damages arising from the City of Atlanta’s destruction of the Company’s building during the wrongful possession of the property by the City of Atlanta. As of December 31, 2004, we had received the $1.3 million escrow into cash and had a $1.3 million receivable for the difference in the original $2.6 million escrow and actual $1.3 million in escrow received.

     In the second quarter of 2005, an agreement was reached with the City of Atlanta to settle the dispute. In the settlement, the City of Atlanta paid us approximately $2.7 million, which represents payment of the receivable of $1.3 million along with additional pre-tax gain of approximately $1.4 million, included in other income, net. The cash received is net of attorney’s fees.

     In July 2003, we relocated our Atlanta operations into a new 63,550 square foot Atlanta terminal facility. The initial lease term for this terminal facility expires in June 2008.

     We lease and maintain terminals in 58 additional cities located at or near various airports in the United States and Canada. Lease terms are typically for three to five years. The remaining 21 terminals are agent stations operated by independent agents who handle freight for us on a commission basis.

     We own the majority of trailers we use to move freight through the Forward Air network. Substantially all of our trailers are 53’ long, some of which have specialized roller bed equipment required to serve air cargo industry customers. The average age of our owned trailer fleet was approximately 2.1 years at December 31, 2005.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     During the fourth quarter of the fiscal year ended December 31, 2005, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

Executive Officers of the Registrant

     Pursuant to Instruction 3 to Item 401(b) of Regulation S-K and General Instruction G(3) to Form 10-K, the following information is included in Part I of this report. The ages listed below are as of December 31, 2005.

     The following are our executive officers:

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

     Chris C. Ruble has served as Senior Vice President, Operations since October 2001. He was Regional Vice President from September 1997 to October 2001 and regional manager from February 1997 to September 1997, after starting with us as a terminal manager in January 1996. From June 1986 to August 1995, Mr. Ruble served in various management capacities at Roadway Package System, Inc.

     Rodney L. Bell has served as Chief Accounting Officer since February 2006 and as Vice President and Controller since October 2000. Mr. Bell began serving as Controller in February 1995 after joining us as Assistant Controller in March 1992. Prior to 1992, Mr. Bell was employed in public accounting for over six years, most recently with the accounting firm of Adams and Plucker as a senior manager. Mr. Bell is a Certified Public Accountant.

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

     There were approximately 345 shareholders of record of our Common Stock as of March 1, 2006.

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

     During each of the three months ended March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005, dividends of $0.06 per share were declared on our Common Stock then outstanding. The quarterly dividends were paid on April 18, 2005, June 3, 2005, September 2, 2005 and January 3, 2006. We had never declared a dividend prior to February 15, 2005. On February 13, 2006, our Board of Directors declared a $0.07 per share dividend that will be paid in the first quarter of 2006. We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by our Board of Directors.

     There are no material restrictions on our ability to declare dividends. See Note 4 to the consolidated financial statements.

     None of our securities were sold during fiscal year 2005 without registration under the Securities Act.

Securities Authorized for Issuance Under Equity Compensation Plans

     The following table provides information as of December 31, 2005 with respect to shares of our Common Stock that may be issued under existing equity compensation plans, including the 1992 Amended and Restated Stock Option and Incentive Plan (the “1992 Plan”), the 1999 Stock Option and Incentive Plan (the “1999 Plan”), the Non-Employee Director Stock Option Plan (the “NED Plan”), the 2000 Non-Employee Director Award (the “2000 NED Award”) and the 2005 Employee Stock Purchase Plan (the “ESPP”). All shares and prices have been restated to reflect a three-for-two stock split declared in February 2005. Our shareholders have approved each of these plans.

Equity Compensation Plan Information

Issuer Purchases of Equity Securities

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

Risk Factors

     A summary of factors which could affect results and cause results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf, are further described under the caption “Risk Factors” in the Business portion of our 2005 Form 10-K.

Results of Operations

     The following table shows the percentage relationship of expense items to operating revenue for the periods indicated. In the accompanying discussion, all percentage figures are as a percent of operating revenue with the exception of revenue growth rates.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

     Operating revenue increased by $38.7 million, or 13.7%, to $320.9 million for 2005 from $282.2 million in 2004. Airport-to-airport, which is the largest component of our operating revenue, increased $38.5 million to $276.9 million, accounting for 86.3% of our total operating revenue. The increase in airport-to-airport revenue was driven, in part, by the acquisition of certain assets of U.S. Xpress Enterprises, Inc. (“USX”) in the second quarter of 2005. During 2005, we experienced an 8.2% increase in tonnage that transited our network as the result of a stronger economy and positive trends among our customer base. Our airport-to-airport business is priced on a per pound basis and the average revenue per pound including the impact of fuel surcharges increased 5.0% for 2005 versus 2004 primarily as the result of a rate increase implemented during the year. Our logistics revenue, which is primarily truckload brokerage and priced on a per mile basis, increased $0.3 million to $24.4 million in 2005. During the year, we decreased the number of miles driven to support our logistics revenue by 4.4% while increasing the revenue per mile including the impact of fuel surcharges charged by 5.8%. Accessorial revenue, which includes warehousing services and terminal handling and accounts for our final component of operating revenue, decreased $0.1 million to $19.6 million, a 0.4% decrease from 2004.

     Purchased transportation decreased to 41.4% of operating revenue in 2005 versus 42.0% in the same period of 2004. The decrease in purchased transportation as a percentage of operating revenue was primarily attributed to a year over year improvement in tonnage transported through the airport-to-airport network and revenue per pound that allowed us to operate our network more efficiently in 2005 versus 2004. During the year, we increased the amount we spent for purchased transportation by $14.5 million, an increase of 12.2%. For 2005, purchased transportation costs for our airport-to-airport network represented 40.0% of airport-to-airport revenue versus 40.6% in 2004. During this period, we were able to increase both the volume and revenue per pound of freight, which enabled us to operate the airport-to-airport network more efficiently. These increases were offset, in part, by an increase in the number of miles needed to operate our system as well as an increase in the average rate per mile paid. For 2005, logistics purchased transportation costs represented 70.2% of logistics revenue versus 69.4% last year.

     Salaries, wages and employee benefits were 21.2% of operating revenue in 2005 compared to 22.2% for the same period of 2004. The decrease in salaries, wages and employee benefits as a percentage of operating revenue was primarily attributed to a year over year improvement in operating revenue that allowed us to operate our network more efficiently in 2005 versus 2004. This includes a $1.3 million dollar, or 0.4% of operating revenue, charge resulting from the decision to accelerate the vesting of Common Stock options in the fourth quarter of 2005. Additionally, as a percentage of revenue, the amounts spent on health care decreased 0.3%, offset by a 0.1% increase in workers’ compensation expenses.

     Operating leases, the largest component of which is facility rent, were 4.2% of operating revenue in 2005 compared to 4.5% in the same period of 2004. The decrease in operating leases as a percentage of operating revenue between periods was primarily attributable to an increase in operating revenue as the dollar amount in this category increased between the two periods.

     Depreciation and amortization expense as a percentage of operating revenue was 2.8% in 2005 compared to 2.4% in the same period of 2004. The increase in depreciation and amortization expense as a percentage of operating revenue was partially attributable to an increase in amortization associated with the purchase of certain intangible assets from USX. Additionally, there was increased depreciation resulting from the accelerated depreciation of trailers sold during the third and fourth quarters.

     Insurance and claims were 1.6% of operating revenue in 2005 compared to 1.9% in the same period of 2004. The decrease as a percentage of operating revenue was driven by an increase in operating revenue as insurance expenses and claims expenses as a percentage of operating revenue decreased by 0.2% and 0.1%, respectively. We are self-insured for each auto liability claim in the amount of $500,000.

     Other operating expenses were 7.8% of operating revenue in 2005 compared to 8.0% in the same period of 2004. Other operating expenses as a percentage of operating revenue decreased primarily as the result of a 0.2% gain from the sale of trailers, as well as a 0.1% decrease in corporate expenses. These decreases were offset, in part, by a 0.1% increase in terminal and operating expenses.

     Income from operations increased by $13.8 million, or 25.7%, to $67.4 million for 2005 compared with $53.6 million for the same period in 2004. The increase in income from operations was primarily a result of the increase in operating revenue, including fuel surcharges, which was offset in part by increases in variable costs associated with operating the network.

     Interest expense was $104,000, or less than 0.1% of operating revenue, in 2005 compared with $55,000, or less than 0.1%, for the same period in 2004.

     Other income, net was $3.9 million, or 1.2% of operating revenue, in 2005 compared to $1.1 million, or 0.4%, for the same period in 2004. Approximately $1.4 million of the increase was the result of a lawsuit settlement discussed in Note 9 to our consolidated financial statements. The remaining increase in other income, net resulted from higher interest income attributed to higher yields on balances in available-for-sale securities during 2005.

     The combined federal and state effective tax rate for 2005 was 37.0% of pre-tax income compared to a rate of 37.0% for the same period in 2004.

     As a result of the foregoing factors, net income increased by $10.5 million, or 30.5%, to $44.9 million for 2005 compared to $34.4 million for the same period in 2004.

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

     Allowance for Revenue Adjustments

     Our allowance for revenue adjustments consists of amounts reserved for billing rate changes that are not captured upon load initiation. These adjustments generally arise: (i) when the sales department contemporaneously grants small rate changes (“spot quotes”) to customers that differ from the standard rates in the system; (ii) when freight requires dimensionalization or is reweighed resulting in a different required rate; (iii) when billing errors occur; and (iv) when data entry errors occur. When appropriate, permanent rate changes are initiated and reflected in the system. We monitor the manual revenue adjustments closely through the employment of various controls that are in place to ensure that revenue recognition is not compromised and that fraud does not occur. During 2005, average revenue adjustments per month were approximately $175,000, on average revenue per month of approximately $26.7 million (less than 0.7% of monthly revenue). In order to estimate the allowance for revenue adjustments related to ending accounts receivable, we prepare an analysis that considers average monthly revenue adjustments and the average lag for identifying and quantifying these revenue adjustments. Based on this analysis, we establish an allowance for approximately 40-80 days (dependent upon experience in the last twelve months) of average revenue adjustments, adjusted for rebates and billing errors. The lag is periodically adjusted based on actual historical experience. Additionally, the average amount of revenue adjustments per month can vary in relation to the level of sales or based on other factors (such as personnel issues that could result in excessive manual errors or in excessive spot quotes being granted). Both of these significant assumptions are continually evaluated for validity.

     Self-Insurance Loss Reserves

     Given the nature of our operating environment, we are subject to vehicle and general liability, workers’ compensation and health insurance claims. To mitigate a portion of these risks, we maintain insurance for individual vehicle and general liability claims exceeding $500,000 and workers’ compensation claims and health insurance claims exceeding $250,000, except in Ohio, where we are a qualified self-insured with a $350,000 self-insured retention. The amount of self-insurance loss reserves and loss adjustment expenses is determined based on an estimation process that uses information obtained from both company-specific and industry data, as well as general economic information. The estimation process for self-insurance loss exposure requires management to continuously monitor and evaluate the life cycle of claims. Using data obtained from this monitoring and our assumptions about the emerging trends, management develops information about the size of ultimate claims based on its historical experience and other available market information. The most significant assumptions used in the estimation process include determining the trend in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior year claims, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. Management also monitors the reasonableness of the judgments made in the prior year’s estimation process (referred to as a hindsight analysis) and adjusts current year assumptions based on the hindsight analysis. Additionally, beginning in 2003, we utilize an actuary to evaluate open vehicle liability claims and estimate the ongoing development exposure.

     Income Taxes

     The Company accounts for income taxes using the liability method, whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be recovered or settled.

Liquidity and Capital Resources

     We have historically financed our working capital needs, including capital purchases, with cash flows from operations and borrowings under our bank lines of credit. Net cash provided by operating activities totaled approximately $51.2 million for 2005 compared with $37.4 million in 2004.

     Net cash provided by investing activities was approximately $3.1 million for 2005 compared with net cash used in investing activities of $51.4 million in 2004. Investing activities consisted primarily of purchases of available-for-sale securities, operating equipment and information systems, acquisition of business assets and the proceeds from the sales or maturities of available-for-sale securities during 2005.

     Net cash used in financing activities totaled approximately $54.1 million for 2005 compared with net cash used in financing activities of $2.3 million in 2004. Financing activities included the repayment of long-term debt and capital leases, proceeds received from the exercise of stock options and repurchases of our Common Stock.

     We expect net capital expenditures in 2006 for operating equipment and management information systems to be approximately $12.0 million. We intend to fund these expenditures through cash currently on our balance sheet, cash provided by operating activities or borrowings under our credit facility, if necessary. The 2006 capital expenditure budget does not include any allocation for acquisitions.

     Our credit facility consists of a working capital line of credit. As long as we comply with the financial covenants and ratios, the credit facility permits us to borrow up to $20.0 million less the amount of any outstanding letters of credit. Interest rates for advances under the facility vary based on how our performance measures against covenants related to total indebtedness, cash flows, results of operations and other ratios. The facility bears interest at LIBOR plus 1.00% to 1.90% and is unsecured. The facility’s expiration was extended until April 2007 by letter agreement entered into in 2005. At December 31, 2005, we had $1.5 million outstanding and had $14.2 million of available borrowing capacity under the line of credit facility. Additionally, we had utilized $4.3 million of availability for outstanding letters of credit. As of December 31, 2005, we were in compliance with the financial covenants and ratios under the credit facility.

     On July 25, 2002, we announced that our Board of Directors approved a stock repurchase program for up to 3.0 million shares of our Common Stock (the “2002 Repurchase Plan”). During the third quarter of 2005, we completed the repurchase of the shares authorized under the 2002 Repurchase Plan. On November 17, 2005, we announced that our Board of Directors approved a stock repurchase program for up to 3.0 million shares of our Common Stock (the “2005 Repurchase Plan”). We expect to fund the repurchases of our Common Stock from our cash, available-for-sale securities and cash generated from operating activities. For the year ended December 31, 2005, we repurchased approximately 1.7 million shares of our Common Stock under both the 2002 Repurchase Plan and the 2005 Repurchase Plan for $52.3 million, or $30.92 per share.

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

     Prior to February 15, 2005, we had never declared a cash dividend, our policy being to reinvest earnings into our business while retaining adequate cash reserves to fund potential acquisitions. During each quarter of 2005, our Board of Directors declared a cash dividend of $0.06 per share of our Common Stock. On February 13, 2006, our Board of Directors declared a $0.07 per share dividend that will be paid in the first quarter of 2006. We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by our Board of Directors.

Off-Balance Sheet Arrangements

     At December 31, 2005, we had letters of credit outstanding from a bank totaling $4.3 million required by our workers’ compensation and vehicle liability insurance providers.

Contractual Obligations and Commercial Commitments

     Our contractual obligations and other commercial commitments as of December 31, 2005 (in thousands) are summarized below:

     At December 31, 2005, we had no outstanding purchase commitments.

     We believe that our available cash, available-for-sale securities, cash expected to be generated from future operations and available borrowings under lines of credit, will be sufficient to satisfy anticipated cash needs for at least the next twelve months.

Related Party Transactions

     Transactions with Landair Transport, Inc.

     Scott M. Niswonger, the Chairman of the Board until May 2005, owns a majority interest in the parent company of Landair Transport, Inc. (“Landair”). We purchase truckload transportation services from Landair. Matthew J. Jewell, our Senior Vice President and General Counsel, served in these same capacities with Landair until May 2004.

     Disclosures regarding amounts charged to Landair and amounts charged by Landair to us for various operational and administrative services are set forth in Note 8 to the consolidated financial statements.

     We purchased $0, $0.2 million and $0.9 million of truckload transportation services from Landair in 2005, 2004 and 2003, respectively, which have been included in purchased transportation in the consolidated statements of income.

     Transactions with Sky Night, LLC

     We purchase air transportation services from Sky Night, LLC (“Sky Night”), a limited liability corporation owned by Scott M. Niswonger, Chairman of the Board until May 2005. Air charter expense totaled $105,000, $86,000 and $196,000 in 2005, 2004 and 2003, respectively, and has been included in other operating expenses in the accompanying consolidated statements of income.

     During 2001, we entered into an agreement to sublease hangar space at our Greeneville, Tennessee headquarters to Sky Night. The initial term of the sublease was for 12 months and the monthly rental rate was determined based on market prices for similar spaces in the area. The sublease term has been extended through July 25, 2006.

Impact of Recent Accounting Pronouncements

     On December 16, 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an option.

     Originally, SFAS No. 123R was to be adopted no later than July 1, 2005, although early adoption was allowable. However, on April 14, 2005, the SEC announced that the effective date of SFAS No. 123R would be suspended until January 1, 2006, for calendar year companies.

     As permitted by SFAS No. 123, we, through December 31, 2005, accounted for share-based payments to employees using APB Opinion No. 25’s intrinsic value and, as such, generally recognized no compensation cost for employee stock options. However, effective December 31, 2005, our Board of Directors accelerated the vesting of all our outstanding and unvested stock options awarded to employees, officers and non-employee directors under our stock option award program. As a result of the vesting acceleration, we recorded $1.3 million of stock-based compensation expense in accordance with ABP Opinion No. 25, included in salaries, wages and employee benefits. The primary purpose of the accelerated vesting of these options was to eliminate future compensation expense that we would otherwise have recognized in our statement of operations with respect to these options upon the adoption of SFAS No. 123R. We adopted SFAS No. 123R effective January 1, 2006 and elected the modified-prospective transition method. Under the modified-prospective transition method, awards that are granted, modified, repurchased or canceled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. Stock-based awards that are granted prior to the effective date should continue to be accounted for in accordance with SFAS No. 123, except that stock option expense for unvested options must be recognized in the statement of operations. As a result of the acceleration of the vesting of our outstanding and unvested options effective December 31, 2005, there is no future compensation of options granted prior to January 1, 2006. The amount of compensation cost that would have been recognized in each period after the adoption of SFAS No. 123R that will not be recognized as a result of the vesting modification is as follows (in thousands):

     The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on, among other things, levels of share-based payments granted in the future, the market value of our Common Stock as well as assumptions regarding a number of complex variables. These variables include, but are not limited to, our stock price, volatility and employee stock option exercise behaviors and the related tax impact. However, had we adopted SFAS No. 123R in prior periods, we believe the impact of that standard would have approximated the impact of SFAS. No. 123 as described in “Employee Stock Options” within Note 1 to our consolidated financial statements.

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

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

     Except for capital lease obligations totaling $0.8 million, we had no long-term debt at December 31, 2005. Accordingly, our exposure to market risk related to remaining outstanding debt is not significant.

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

     Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, management used the framework set forth by the Committee on Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment, we believe, as of December 31, 2005, that our internal control over financial reporting was effective based on those criteria.

     Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2005, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited our consolidated financial statements. Ernst & Young LLP’s attestation report on management’s assessment of our internal control over financial reporting appears below.

Changes in Internal Control over Financial Reporting

     There were no changes in our internal control over financial reporting during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

     Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Forward Air Corporation

     We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Forward Air Corporation maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Forward Air Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

     In our opinion, management’s assessment that Forward Air Corporation maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Forward Air Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

     We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Forward Air Corporation as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 6, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
March 6, 2006

Item 9B.  Other Information

     Not applicable.

Part III

Item 10.  Directors and Executive Officers of the Registrant

     The information required by this item with respect to our directors is incorporated herein by reference to our proxy statement for the 2006 Annual Meeting of Shareholders (the “2006 Proxy Statement”). The 2006 Proxy Statement will be filed with the SEC not later than 120 days subsequent to December 31, 2005.

     Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to our executive officers is set forth in Part I of this report.

Item 11.  Executive Compensation

     The information required by this item is incorporated herein by reference to the 2006 Proxy Statement.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

     The information required by this item is incorporated herein by reference to the 2006 Proxy Statement.

Item 13.  Certain Relationships and Related Transactions

     The information required by this item is incorporated herein by reference to the 2006 Proxy Statement.

Item 14.  Principal Accountant Fees and Services

     The information required by this item is incorporated herein by reference to the 2006 Proxy Statement.

Part IV

Item 15.  Exhibits, Financial Statement Schedules

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

Date: March 9, 2006

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

Year Ended December 31, 2005

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Forward Air Corporation

     We have audited the accompanying consolidated balance sheets of Forward Air Corporation as of December 31, 2005 and 2004, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2005. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forward Air Corporation at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

     We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Forward Air Corporation’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 6, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Nashville, Tennessee
March 6, 2006

Forward Air Corporation

Consolidated Balance Sheets

Forward Air Corporation

Consolidated Balance Sheets (continued)

The accompanying notes are an integral part of these consolidated financial statements.

Forward Air Corporation

Consolidated Statements of Income

The accompanying notes are an integral part of these consolidated financial statements.

Forward Air Corporation

Consolidated Statements of Shareholders’ Equity

Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders' Equity
	Shares	Amount				
				(In thousands)		
Balance at December 31, 2002	31,827	$318	$33,877	$ 84,160	$(9)	$118,346
Net income for 2003	--	--	--	25,815	--	25,815
Unrealized gain on securities available for sale, net of $6 tax	--	--	--	--	10	10
Comprehensive income						25,825
Exercise of stock options	402	4	2,693	--	--	2,697
Common stock issued under employee stock purchase plan	16	--	210	--	--	210
Income tax benefit from stock options exercised	--	--	630	--	--	630
Balance at December 31, 2003	32,245	322	37,410	109,975	1	147,708
Net income for 2004	--	--	--	34,421	--	34,421
Unrealized gain on securities available for sale, net of $2 tax	--	--	--	--	3	3
Comprehensive income						34,424
Exercise of stock options	588	6	7,097	--	--	7,103
Common stock issued under employee stock purchase plan	14	--	250	--	--	250
Common stock repurchased under stock repurchase plan	(449)	(4)	(11,384)	--	--	(11,388)
Income tax benefit from stock options exercised	--	--	2,906	--	--	2,906
Balance at December 31, 2004	32,398	324	36,279	144,396	4	181,003
Net income for 2005	--	--	--	44,909	--	44,909
Unrealized loss on securities available for sale, net of ($2) tax	--	--	--	--	(4)	(4)
Comprehensive income						44,905
Exercise of stock options	643	6	6,206	--	--	6,212
Common stock issued under employee stock purchase plan	11	1	293	--	--	294
Acceleration of vesting of stock options	--	--	1,300	--	--	1,300
Dividends ($0.24 per share)	--	--	--	(7,668)	--	(7,668)
Common stock repurchased under stock repurchase plan	(1,690)	(17)	(49,108)	(3,135)	--	(52,260)
Cash paid for fractional shares in 3-for-2 stock split	(1)	--	(44)	--	--	(44)
Income tax benefit from stock options exercised	--	--	5,074	--	--	5,074
Balance at December 31, 2005	31,361	$314	$ --	$178,502	$--	$178,816

The accompanying notes are an integral part of these consolidated financial statements.

Forward Air Corporation

Consolidated Statements of Cash Flows

Year ended December 31		
	2005	2004	2003
		(In thousands)	
Operating activities:			
Net income	$ 44,909	$ 34,421	$ 25,815
Adjustments to reconcile net income to net cash provided by operating activities:			
Depreciation and amortization	8,947	6,817	7,263
Non-cash charge for acceleration of vesting of stock options	1,300	--	--
Atlanta condemnation settlement gain	(1,428)	--	--
Other non-cash charge	274	--	--
Loss (gain) on sale of property and equipment	(728)	--	126
Provision for (gains) losses on receivables	(121)	161	120
Provision for revenue adjustments	2,100	1,848	1,618
Deferred income taxes	(48)	1,511	(1,348)
Changes in operating assets and liabilities:			
Accounts receivable	(7,438)	(8,886)	(4,357)
Inventories	(145)	(23)	4
Prepaid expenses and other current assets	(705)	(1,081)	(642)
Accounts payable and accrued expenses	615	4,262	1,325
Income taxes	(1,374)	(4,521)	2,188
Tax benefit of stock options exercised	5,074	2,906	630
Net cash provided by operating activities	51,232	37,415	32,742
Investing activities:			
Purchases of property and equipment	(22,077)	(11,200)	(2,874)
Proceeds from disposal of property and equipment	2,804	9	189
Proceeds from sales or maturities of available-for-sale securities	229,865	232,496	170,875
Purchases of available-for-sale securities	(197,265)	(273,916)	(193,263)
Proceeds from Atlanta condemnation settlement/release of amounts held in escrow	2,765	1,260	--
Acquisition of business	(12,750)	--	--
Other	(242)	(94)	113
Net cash provided by (used in) investing activities	3,100	(51,445)	(24,960)
Financing activities:			
Payments of long-term debt	--	--	(443)
Borrowings under line of credit	1,504	--	--
Payments of capital lease obligations	(31)	(30)	(26)
Proceeds from exercise of stock options	5,938	7,103	2,697
Repurchase of common stock	(54,071)	(9,577)	--
Cash paid for fractional shares in 3-for-2 stock split	(44)	--	--
Dividends	(7,668)	--	--
Proceeds from common stock issued under employee stock purchase plan	294	250	210
Net cash (used in) provided by financing activities	(54,078)	(2,254)	2,438
Net increase (decrease) in cash	254	(16,284)	10,220
Cash at beginning of year	78	16,362	6,142
Cash at end of year	$ 332	$ 78	$ 16,362
Common stock repurchase liabilities included in accounts payable	$ --	$ 1,811	$ --

The accompanying notes are an integral part of these consolidated financial statements.

FORWARD AIR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2005

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

Allowance for Revenue Adjustments

     The Company’s allowance for revenue adjustments consists of amounts reserved for billing rate changes that are not captured upon load initiation. These adjustments generally arise: (1) when the sales department contemporaneously grants small rate changes (“spot quotes”) to customers that differ from the standard rates in the system; (2) when freight requires dimensionalization or is reweighed resulting in a different required rate; (3) when billing errors occur; and (4) when data entry errors occur. When appropriate, permanent rate changes are initiated and reflected in the system. The Company monitors the manual revenue adjustments closely through the employment of various controls that are in place to ensure that revenue recognition is not compromised and that fraud does not occur. During 2005, average revenue adjustments per month were approximately $175,000, on average revenue per month of approximately $26.7 million (less than 0.7% of monthly revenue). In order to estimate the allowance for revenue adjustments related to ending accounts receivable, the Company prepares an analysis that considers average monthly revenue adjustments and the average lag for identifying and quantifying these revenue adjustments. Based on this analysis, the Company establishes an allowance for approximately 40-80 days (dependent upon experience in the last twelve months) of average revenue adjustments, adjusted for rebates and billing errors. The lag is periodically adjusted based on actual historical experience. Additionally, the average amount of revenue adjustments per month can vary in relation to the level of sales or based on other factors (such as personnel issues that could result in excessive manual errors or in excessive spot quotes being granted). Both of these significant assumptions are continually evaluated for validity.

FORWARD AIR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

1.  Accounting Policies (Continued)

Self-Insurance Loss Reserves

     Given the nature of the Company’s operating environment, the Company is subject to vehicle and general liability, workers’ compensation and health insurance claims. To mitigate a portion of these risks, the Company maintains insurance for individual vehicle and general liability claims exceeding $500,000 and workers’ compensation claims and health insurance claims exceeding $250,000, except in Ohio, where for workers’ compensation we are a qualified self-insured with a $350,000 self-insured retention. The amount of self-insurance loss reserves and loss adjustment expenses is determined based on an estimation process that uses information obtained from both company-specific and industry data, as well as general economic information. The estimation process for self-insurance loss exposure requires management to continuously monitor and evaluate the life cycle of claims. Using data obtained from this monitoring and the Company’s assumptions about the emerging trends, management develops information about the size of ultimate claims based on its historical experience and other available market information. The most significant assumptions used in the estimation process include determining the trend in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior year claims, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. Management also monitors the reasonableness of the judgments made in the prior year’s estimation process (referred to as a hindsight analysis) and adjusts current year assumptions based on the hindsight analysis. Additionally, beginning in 2003, the Company utilizes an actuary to evaluate open claims and estimate the ongoing development exposure.

Revenue Recognition

     Operating revenue and related costs are recognized as of the date shipments are completed. No single customer accounted for more than 10.0% of operating revenue in 2005, 2004 or 2003.

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
DECEMBER 31, 2005

1.  Accounting Policies (Continued)

Property and Equipment

     Property and equipment are stated at cost. Expenditures for normal repair and maintenance are expensed as incurred. Depreciation of property and equipment is calculated based upon the cost of the asset, reduced by its estimated salvage value, using the straight-line method over the estimated useful lives as follows:

     Depreciation expense for each of the three years ended December 31, 2005, 2004 and 2003 was $8.2 million, $6.8 million and $6.8 million, respectively.

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

Goodwill and Other Intangible Assets

     Goodwill is recorded at cost based on the excess of purchase price over the fair value of assets acquired. Under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite lives are not amortized but are subject to annual impairment tests in accordance with the statement. Other intangible assets are amortized over their useful lives. The Company completed the required impairment test of goodwill during each of the second quarters of 2005, 2004 and 2003, and determined that goodwill had not been impaired. Any subsequent impairment losses will be reflected in income from operations in the consolidated statements of income.

     The definite-lived intangible assets of the Company resulting from the acquisition of certain assets of U.S. Express Enterprises, Inc. (“USX”) and the related amortization are described in Note 2, Acquisition of Business.

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

FORWARD AIR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

1.  Accounting Policies (Continued)

Income Per Share

     The Company calculates income per share in accordance with SFAS No. 128, Earnings Per Share. Under SFAS No. 128, basic income per share excludes any dilutive effects of options, warrants and convertible securities. Diluted income per share includes any dilutive effects of options, warrants and convertible securities, and uses the treasury stock method in calculating dilution. All income per share data included in the consolidated financial statements and notes thereto have been restated to give effect to a three-for-two stock split declared in February 2005 (see Note 5).

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

     On December 31, 2005, the Company accelerated the vesting of all outstanding stock options. This resulted in an approximately $8.7 million increase in the pro forma amount disclosed above. Had the Company not accelerated the vesting, the pro forma expense would have been approximately $3.8 million.

Recently Issued Accounting Pronouncements

     On December 16, 2004, the FASB issued SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS No. 123R is similar to the approach described in SFAS No. 123. However, SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an option.

FORWARD AIR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

1.  Accounting Policies (Continued)

     Originally, SFAS No. 123R was to be adopted no later than July 1, 2005, although early adoption was allowable. However, on April 14, 2005, the Securities and Exchange Commission (“SEC”) announced that the effective date of SFAS No. 123R would be suspended until January 1, 2006, for calendar year companies.

     As permitted by SFAS No. 123, the Company, through December 31, 2005, accounted for share-based payments to employees using APB Opinion No. 25’s intrinsic value and, as such, generally recognized no compensation cost for employee stock options. However, effective December 31, 2005, the Company’s Board of Directors accelerated the vesting of all the Company’s outstanding and unvested stock options awarded to employees, officers and non-employee directors under the Company’s stock option award program. As a result of the vesting acceleration, the Company recorded $1.3 million of stock-based compensation expense in accordance with ABP Opinion No. 25, included in salaries, wages and employee benefits. The primary purpose of the accelerated vesting of these options was to eliminate future compensation expense that the Company would otherwise have recognized in its statement of operations with respect to these options upon the adoption of SFAS No. 123R. The Company adopted SFAS No. 123R effective January 1, 2006 and elected the modified-prospective transition method. Under the modified-prospective transition method, awards that are granted, modified, repurchased or canceled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. Stock-based awards that are granted prior to the effective date should continue to be accounted for in accordance with SFAS No. 123, except that stock option expense for unvested options must be recognized in the statement of operations. As a result of the Company’s acceleration of the vesting of its outstanding and unvested options effective December 31, 2005, there is no future compensation of options granted prior to January 1, 2006. The amount of compensation cost that would have been recognized in each period after the adoption of SFAS No. 123R that will not be recognized as a result of the vesting modification is as follows:

     The impact of adoption of SFAS No. 123R cannot be predicted at this time because it will depend on, among other things, levels of share-based payments granted in the future, the market value of the Company’s common stock as well as assumptions regarding a number of complex variables. These variables include, but are not limited to, the Company’s stock price, volatility and employee stock option exercise behaviors and the related tax impact. However, had the Company adopted SFAS No. 123R in prior periods, the Company believes the impact of that standard would have approximated the impact of SFAS. No. 123 as described in the above “Employee Stock Options” disclosure of pro forma net income and earnings per share.

2.  Acquisition of Business

     On May 28, 2005, the Company acquired certain assets of the airport-to-airport operations of USX for $12.75 million in cash. In connection with the purchase, the Company acquired the airport-to-airport customer list of USX and USX agreed not to compete in the airport-to-airport market for a period of ten years. The purchase price allocation in accordance with SFAS No 141, Business Combinations, is acquired intangible assets with a total value of $12.75 million (majority of the allocation to the non-compete agreement). The acquired intangible assets will be amortized over a period of ten years. The Company began amortizing the assets on a straight-line basis during the last month of the second quarter and recorded amortization expense of approximately $744,000 for the year ended December 31, 2005. Ongoing annual amortization expense will be approximately $1.3 million for the next five years and throughout the life of the assets. The results of operations of the USX airport-to-airport operations are included in the consolidated income statement from May 28, 2005 through December 31, 2005.

FORWARD AIR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

2.  Acquisition of Business (Continued)

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

3.  Investments

     The Company had a total of $79.0 and $111.6 million in available-for-sale securities as of December 31, 2005 and 2004, respectively. The Company’s investments consist of state municipal bonds (often referred to as auction rate securities). The Company has the option to go to auction every 7-35 days with the auction rate securities, but the stated maturities of the investments are longer-term. The Company had interest income of $2.5 million, $1.1 million and $0.6 million for each of the years ended December 31, 2005, 2004 and 2003, respectively, on its investments.

     Securities are classified as available for sale when the Company does not intend to hold the securities to maturity nor regularly trade the securities.

     The following is a summary of available-for-sale securities at December 31, 2005 and 2004 (in thousands):

     The gross realized gains (losses) on sales of available-for-sale securities totaled $0 for each of the years ended December 31, 2005, 2004, and 2003, respectively. The net adjustments to unrealized holding gains (losses) on available-for-sale securities included in other comprehensive income totaled ($4,000), $3,000 and $10,000 in 2005, 2004, and 2003, respectively, Realized gains and losses are recorded based on the specific identification of securities sold.

     The net carrying value and estimated fair value of debt securities at December 31, 2005 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the Company has the intent and ability to sell prior to stated maturity without penalty (via auction).

FORWARD AIR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

4.  Credit Facilities and Long-Term Debt

     The Company has a $20.0 million unsecured working capital line of credit facility, which expires in April 2007, with a Tennessee bank. The Company, though, has the intent and ability to repay the line of credit facility during 2006 and has therefore classified it as a current liability. Interest rates for advances under the facility vary from LIBOR plus 1.0% to 1.9% based upon covenants related to total indebtedness and cash flows, (5.3% and 3.3% at December 31, 2005 and 2004, respectively). The agreement contains certain covenants and restrictions, none of which are expected to significantly affect our operations or ability to pay dividends. As of December 31, 2005, the Company had $1.5 million outstanding under the line of credit facility. At December 31, 2005, the Company had $14.2 million of available borrowing capacity outstanding under the line and had utilized $4.3 million of availability for outstanding letters of credit. As of December 31, 2004, the Company had no borrowings outstanding under the line of credit.

     Interest payments during 2005, 2004 and 2003 were $104,000, $55,000 and $71,000, respectively, none of which were capitalized.

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

     Cash Dividend — Prior to February 15, 2005, the Company had never declared a cash dividend. During each quarter of 2005, the Company’s Board of Directors declared a cash dividend of $0.06 per share of common stock. On February 13, 2006, the Company’s Board of Directors declared a $0.07 per share dividend that will be paid in the first quarter of 2006. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

     Repurchase of Common Stock — On July 25, 2002, the Company announced that its Board of Directors approved a stock repurchase program for up to 3.0 million shares of common stock (the “2002 Repurchase Plan”). During the third quarter of 2005, the Company completed the repurchase of the shares authorized under the 2002 Repurchase Plan. On November 17, 2005, the Company announced that its Board of Directors approved a stock repurchase program for up to 3.0 million shares of common stock (the “2005 Repurchase Plan”). For the year ended December 31, 2005, the Company repurchased approximately 1.7 million shares of common stock under both the 2002 Repurchase Plan and the 2005 Repurchase Plan for $52.3 million, or $30.92 per share.

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

     Pro forma information regarding net income and income per share is required by SFAS No. 123, Accounting for Stock-Based Compensation, which also requires that the information be determined as if the Company has accounted for its stock options granted subsequent to December 31, 1994 under the fair value method of SFAS No. 123. The fair value

FORWARD AIR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

5.  Shareholders’ Equity and Stock Options (Continued)

for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2005, 2004 and 2003, respectively: risk-free interest rates of 4.0%, 3.7% and 3.7%; dividend yields of 0.8%, 0.0% and 0.0%; volatility factors of the expected market price of the common stock of 0.4, 0.4 and 0.5; and a weighted-average expected life of the option of seven years.

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

     The following table summarizes the Company’s employee stock option activity and related information for the years ended December 31, 2005, 2004 and 2003:

     The following table summarizes information about stock options outstanding as of December 31, 2005:

FORWARD AIR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

5.  Shareholders’ Equity and Stock Options (Continued)

     Non-Employee Director Options — In May 2005, 2004 and 2003, options to purchase 30,000, 56,250 and 33,750 shares of common stock, respectively, were granted to the non-employee directors of the Company at option prices of $25.87, $20.20 and $15.57 per share, respectively.

     The options have terms of ten years and are fully exercisable. At December 31, 2005, 114,375 options were outstanding and will expire in July 2010 through May 2015, unless a non-employee director resigns or is not re-elected, in which event the options expire 90 days after the option holder is no longer a non-employee director.

     Employee Stock Purchase Plan — The Company implemented an employee stock purchase plan effective May 26, 2005 (the “ESPP”) at which time participating employees became entitled to purchase common stock through payroll deduction of up to 10.0% of the employee’s annual compensation. Under the ESPP, each eligible employee may purchase up to 2,000 shares of common stock at semi-annual intervals each year at an issue price equal to the lesser of (1) 90.0% of market price on the first trading day of the semi-annual option period or (2) 90.0% of market price on the last trading day of the semi-annual option period. The Company has reserved 500,000 shares of common stock for issuance pursuant to the ESPP. At December 31, 2005, 11,496 shares had been issued under the ESPP.

     Income Per Share — The following table sets forth the computation of basic and diluted income per share (in thousands, except per share data):

     The number of options that could potentially dilute basic income per share in the future, but that were not included in the computation of diluted income per share because to do so would have been anti-dilutive for the periods presented, were approximately 3,000, 30,000 and 636,000 in 2005, 2004 and 2003, respectively.

FORWARD AIR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

6.  Income Taxes

     The provision for income taxes consists of the following:

     The tax benefits associated with the exercise of stock options during the years ended December 31, 2005, 2004 and 2003 were $5.1 million, $2.9 million and $0.6 million, respectively, and are reflected as an increase in additional paid-in capital in the accompanying consolidated statements of shareholders’ equity.

     In addition to the provision for income taxes included in the accompanying consolidated statements of income, a deferred tax provision (benefit) of approximately ($2,000), $2,000 and $6,000 is included in other comprehensive income for the years ended December 31, 2005, 2004 and 2003, respectively.

     The historical income tax expense differs from the amounts computed by applying the federal statutory rate of 35.0% to income before income taxes as follows:

FORWARD AIR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

6.  Income Taxes (Continued)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

     The balance sheet classification of deferred income taxes is as follows:

     Total income tax payments, net of refunds, during fiscal years 2005, 2004 and 2003 were $22.5 million, $20.4 million and $13.7 million, respectively.

     At December 31, 2005 and 2004, the Company had state net operating loss carryforwards of $12.1 million and $8.0 million, respectively, that will expire between 2013 and 2024. The use of these state net operating losses is limited to the future taxable income of separate legal entities. As a result, the valuation allowance has been provided for certain state loss carryforwards. The change in the valuation allowance was a decrease of $0.1 million during 2005. Based on expectations of future taxable income, management believes that it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred tax assets after giving consideration to the valuation allowance.

FORWARD AIR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

7.  Leases

     In September 2000, the Company entered into an agreement with the Rickenbacker Port Authority (“Rickenbacker”) to lease a building located near the Company’s Columbus, Ohio hub facility. At the inception of the lease, the Company made a $2.0 million loan to Rickenbacker. The lease agreement has a ten-year initial term, with two five-year renewal options. The present value of the future minimum lease payments of $0.9 million (at December 31, 2005) is included in capital lease obligations in the accompanying consolidated balance sheet. Because the lease met the criteria for classification as a capital lease, the leased building was recorded in property and equipment at $3.0 million (which represents the present value of minimum lease payments, including the $2.0 million initial payment), as it is less than the fair value at the inception date. The building is being depreciated over the initial lease term.

     SFAS No. 13, Accounting for Leases, requires that a lease meet one or more of four specified criteria in order to be classified as a capital lease. With respect to the Rickenbacker lease, it was classified as a capital lease since the present value of the minimum lease payments, including the initial $2.0 million payment, exceeded 90.0% of the fair value of the property at lease inception.

     Property and equipment include the following amounts for assets under capital leases:

     Amortization of assets under capital leases is included in depreciation and amortization expense.

     The Company leases certain facilities under noncancellable operating leases that expire in various years through 2011. Certain of these leases may be renewed for periods varying from one to ten years.

     Sublease rental income, including amounts from related parties (see Note 8), was $447,000, $323,000 and $457,000 in 2005, 2004 and 2003, respectively, and was included in operating revenue in the accompanying consolidated statements of income. The Company expects to receive aggregate future minimum rental payments under noncancellable subleases of approximately $364,000.

     Future minimum rental payments under capital leases and noncancellable operating leases with initial or remaining terms in excess of one year consisted of the following at December 31, 2005:

FORWARD AIR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

8.  Transactions With Related Parties

Transactions with Landair Transport, Inc.

     Scott M. Niswonger, the Chairman of the Board of the Company until May 26, 2005, owns a majority interest in the parent company of Landair Transport, Inc. (“Landair”). The Company purchases truckload transportation services from Landair. Matthew J. Jewell, Senior Vice President and General Counsel, also served in these same capacities with Landair until May 2004.

     During 2004 and 2003, the Company provided various operational and administrative services to Landair. The Company charged Landair $0.2 million and $0.2 million, respectively, during the years ended December 31, 2004 and 2003 for these services. These amounts have been included as a reduction of salaries, wages and employee benefits in the accompanying consolidated statements of income. Landair provided various operational and administrative services to the Company and charged it approximately $93,000 and $58,000, respectively, during the years ended December 31, 2004 and 2003 for these services. These charges have been included in salaries, wages and employee benefits in the accompanying consolidated statements of income. No operational and administrative services were provided during 2005.

     The Company purchased approximately $0.2 million and $0.9 million of truckload transportation services from Landair in 2004 and 2003, respectively, which are included in purchased transportation in the accompanying consolidated statements of income. No truckload transportation services were purchased during 2005.

     Until September 2005, the Company had a sublease with Landair pursuant to which the Company sublet to Landair a portion of the headquarters of the Company in Greeneville, Tennessee that is leased from the Greeneville-Greene County Airport Authority. The Company sublet the facility to Landair for consideration based upon the cost of such facility to the Company and an agreed-upon percentage of usage. Sublease rental income charged to Landair in 2005, 2004 and 2003 was approximately $17,000, $25,000 and $28,000, respectively. These amounts are included in sublease rental income disclosed in Note 7.

Transactions With Sky Night, LLC

     The Company purchases air transportation services from Sky Night, LLC (“Sky Night”), a limited liability corporation owned by Scott M. Niswonger, the former Chairman of the Board. The air charter expense totaled approximately $105,000, $86,000 and $196,000 in 2005, 2004 and 2003, respectively, and is included in other operating expenses in the accompanying consolidated statements of income.

     During 2001, the Company entered into an agreement to sublease hangar space at its Greeneville, Tennessee headquarters to Sky Night. The initial term of the sublease was for 12 months and the monthly rental rate was determined based on market prices for similar spaces in the area. The sublease term has been extended through July 25, 2006. Sublease rental income charged to Sky Night in 2005, 2004 and 2003 was approximately $35,000, $35,000 and $35,000, respectively.

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

FORWARD AIR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

9.  Commitments and Contingencies (Continued)

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

Atlanta Terminal Condemnation

     During the fourth quarter of 2002, the City of Atlanta filed a Petition for Condemnation and Declaration of Taking for a terminal facility owned by Transportation Properties, Inc. and leased by Forward Air, Inc., two of the Company’s wholly owned subsidiaries. The condemnation was filed in connection with the fifth runway airport expansion project at Atlanta Hartsfield-Jackson International Airport. According to the 2002 condemnation petition, the City of Atlanta took ownership of the property and building and deposited $2.6 million into the Registry of the Superior Court of Clayton County, Georgia (the “Court”) as compensation to Transportation Properties, Inc. The Company filed a protest to the City of Atlanta’s evaluation of the property and building and also challenged the method of condemnation it utilized. Prior to December 2003, the City of Atlanta destroyed the condemned building in conjunction with the runway expansion project. On or about December 30, 2003, the Court ruled that the City of Atlanta’s method of condemnation was improper and returned ownership of the land to the Company.

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

Contractual Obligations and Commercial Commitments

     At December 31, 2005, the Company had no outstanding purchase commitments.

FORWARD AIR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

10.  Employee Benefit Plan

     The Company has a retirement savings plan (the “401(k) Plan”). The 401(k) Plan is a defined contribution plan whereby employees who have completed 90 days of service, a minimum of 1,000 hours of service and are age 21 or older are eligible to participate. The 401(k) Plan allows eligible employees to make contributions of 2.0% to 80.0% of their annual compensation. Employer contributions were made at 25.0% during 2005, 2004 and 2003 of the employee’s contribution up to a maximum of 6.0% for all periods presented of total annual compensation except where government limitations prohibit.

     Employer contributions vest 20.0% after two years of service and continue vesting 20.0% per year until fully vested. The Company’s matching contributions included in operations for 2005, 2004 and 2003 were approximately $256,000, $203,000 and $158,000, respectively.

11.  Financial Instruments

Off Balance Sheet Risk

     At December 31, 2005, the Company had letters of credit outstanding totaling $4.3 million as required by its workers’ compensation and vehicle liability insurance providers.

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

FORWARD AIR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

12.  Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2005 and 2004:

Forward Air Corporation

Schedule II — Valuation and Qualifying Accounts

S-1

EXHIBIT INDEX

No.	Exhibit
3.1	Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999 (File No. 0-22490))
3.2	Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3.2 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission on November 2, 2004 (File No. 0-22490))
4.1	Form of Landair Services, Inc. Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on September 27, 1993 (File No. 0-22490))
4.2	Form of Forward Air Corporation Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998 (File No. 0-22490))
4.3	Rights Agreement, dated May 18, 1999, between the registrant and SunTrust Bank, Atlanta, N.A., including the Form of Rights Certificate (Exhibit A) and the Form of Summary of Rights (Exhibit B) (incorporated herein by reference to Exhibit 4 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999 (File No. 0-22490))
10.1*	Forward Air Corporation 2005 Employee Stock Purchase Plan (incorporated herein by reference to the registrant's Proxy Statement filed with the Securities and Exchange Commission on April 20, 2005 (File No. 0-22490))
10.2*	Registrant's Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1995, filed with the Securities and Exchange Commission on August 14, 1995 (File No. 0-22490))
10.3	Lease Agreement, dated July 27, 1981, between the Greeneville-Greene County Airport Authority and General Aviation of Tennessee, Inc., as assumed by the registrant by agreement, dated May 10, 1988 (incorporated herein by reference to Exhibit 10.18 to the registrant's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on September 27, 1993 (File No. 0-22490))
10.4	Assignment, Assumption and Release Agreement, dated May 10, 1988, between Greeneville-Greene County Airport, General Aviation, Inc., and the registrant (incorporated herein by reference to Exhibit 10.19 to the registrant's Registration Statement on Form S-1, filed with the Securities and Exchange Commission on September 27, 1993 (File No. 0-22490))
10.5	Air Carrier Certificate, effective August 28, 2003 (incorporated herein by reference to Exhibit 10.5 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on March 11, 2004 (File No. 0-22490))
10.6*	Registrant's Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 1995, filed with the Securities and Exchange Commission on August 14, 1995 (File No. 0-22490))
10.7*	Amendment to the Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.7 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on March 11, 2004 (File No. 0-22490))
10.8	Amended and Restated Loan and Security Agreement, dated as of September 10, 1998, between First Tennessee Bank National Association and the registrant (incorporated herein by reference to Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q for the period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998 (File No. 0-22490))
10.9	Modification Agreement (to Amended and Restated Loan and Security Agreement), dated as of June 18, 2002, among the registrant, First Tennessee Bank National Association, FAF, Inc., Forward Air, Inc. and Transportation Properties, Inc. (incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002 (File No. 0-22490))