Form 10-K/A
FORWARD AIR CORP
filed 2006-03-22
CIK 912728

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment No. 1

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005
Commission File No. 000-22490

FORWARD AIR CORPORATION
(Exact name of registrant as specified in its charter)

Tennessee	62-1120025
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
430 Airport Road Greeneville, Tennessee (Address of principal executive offices)	37745 (Zip Code)
(423) 636-7000 (Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Common Stock, $0.01 par value (Title of class)	The NASDAQ Stock Market (Name of exchange on which registered)
Securities registered pursuant to Section 12(g) of the Act: None

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

Yes ☒     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of March 1, 2006 was 31,391,460.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2006 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

EXPLANATORY NOTE

     On March 9, 2006, Forward Air Corporation (the "Company") filed its Annual Report on Form 10-K for the year ended December 31, 2005. CGI North America acted on behalf of the Company as its Securities and Exchange Commission ("SEC") filing agent and filed the Form 10-K with the SEC. Subsequent to the filing, it was discovered that, due to a systems conversion issue and operation error by CGI North America, a significant number of tables were improperly rendered as images which appeared throughout the original filed document. The purpose for the filing of this Form 10-K/A is only to address the previously mentioned formatting error and does not change any of the data contained in the original Form 10-K filing.

Table of Contents

Forward Air Corporation

Introductory Note

     This Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005 (the “Form 10-K/A”) contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. Some forward-looking statements may be identified by use of such terms as “believes,” “anticipates,” “intends,” “plans,” “estimates,” “projects” or “expects.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The following is a list of factors, among others, that could cause actual results to differ materially from those contemplated by the forward-looking statements: economic factors such as recessions, inflation, higher interest rates and downturns in customer business cycles, our inability to maintain our historical growth rate because of a decreased volume of freight moving through our network or decreased average revenue per pound of freight moving through our network, increasing competition and pricing pressure, surplus inventories, loss of a major customer, the creditworthiness of our customers and their ability to pay for services rendered, our ability to secure terminal facilities in desirable locations at reasonable rates, the inability of our information systems to handle an increased volume of freight moving through our network, changes in fuel prices, claims for property damage, personal injuries or workers’ compensation, employment matters including rising health care costs, enforcement of and changes in governmental regulations, environmental and tax matters, the handling of hazardous materials, the availability and compensation of qualified independent owner-operators and freight handlers needed to serve our transportation needs and our inability to successfully integrate acquisitions. As a result of the foregoing, no assurance can be given as to future financial condition, cash flows or results of operations. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Terminals

     Our network consists of terminals located in the following 81 cities:

City	Airport Served	City	Airport Served
Albany, NY	ALB	Louisville, KY	SDF
Albuquerque, NM	ABQ	Memphis, TN	MEM
Atlanta, GA	ATL	McAllen, TX*	MFE
Austin, TX	AUS	Miami, FL	MIA
Baltimore, MD	BWI	Milwaukee, WI	MKE
Baton Rouge, LA*	BTR	Minneapolis, MN	MSP
Birmingham, AL*	BHM	Mobile, AL*	MOB
Blountville, TN*	TRI	Nashville, TN	BNA
Boston, MA	BOS	Newark, NJ	EWR
Brownsville, TX*	BRO	Newburgh, NY	SWF
Buffalo, NY	BUF	New Orleans, LA	MSY
Charleston, SC	CHS	New York, NY	JFK
Charlotte, NC	CLT	Norfolk, VA	ORF
Chicago, IL	ORD	Oklahoma City, OK	OKC
Cincinnati, OH	CVG	Omaha, NE*	OMA
Cleveland, OH	CLE	Orlando, FL	MCO
Columbia, SC*	CAE	Pensacola, FL*	PNS
Columbus, OH	CMH	Philadelphia, PA	PHL
Corpus Christi, TX*	CRP	Phoenix, AZ	PHX
Dallas/Ft. Worth, TX	DFW	Pittsburgh, PA	PIT
Dayton, OH*	DAY	Portland, OR	PDX
Denver, CO	DEN	Raleigh, NC	RDU
Detroit, MI	DTW	Richmond, VA	RIC
El Paso, TX	ELP	Rochester, NY	ROC
Greensboro, NC	GSO	Sacramento, CA	SMF
Greenville, SC	GSP	Salt Lake City, UT	SLC
Hartford, CT	BDL	San Antonio, TX	SAT
Harlingen, TX*	HRL	San Diego, CA	SAN
Harrisburg, PA*	MDT	San Francisco, CA	SFO
Houston, TX	IAH	Seattle, WA	SEA
Huntsville, AL	HSV	St. Louis, MO	STL
Indianapolis, IN	IND	Syracuse, NY	SYR
Jackson, MS*	JAN	Tampa, FL	TPA
Jacksonville, FL	JAX	Toledo, OH*	TOL
Kansas City, MO	MCI	Tucson, AZ*	TUS
Knoxville, TN*	TYS	Tulsa, OK	TUL
Lafayette, LA*	LFT	Washington, DC	IAD
Laredo, TX*	LRD	Montreal, Canada*	YUL
Las Vegas, NV	LAS	Ottawa, Canada*	YOW
Little Rock, AR	LIT	Toronto, Canada	YYZ
Los Angeles, CA	LAX
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

Year	Average Weekly Volume in Pounds

(In millions)
1990	1.2
1991	1.4
1992	2.3
1993	3.8
1994	7.4
1995	8.5
1996	10.5
1997	12.4
1998	15.4
1999	19.4
2000	24.0
2001	24.3
2002	24.5
2003	25.3
2004	28.7
2005	31.2

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

Item 1A.  Risk Factors

     In addition to the other information in this Form 10-K/A and other documents we have filed with the SEC from time to time, the following factors should be carefully considered in evaluating our business. Such factors could affect results and cause results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us. Some or all of these factors may apply to our business.

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

     The following are our executive officers:

Name	Age	Position
Bruce A. Campbell	54	President and Chief Executive Officer
Andrew C. Clarke	35	Chief Financial Officer, Senior Vice President and Treasurer
Craig A. Drum	50	Senior Vice President, Sales
Matthew J. Jewell	39	Senior Vice President, General Counsel and Secretary
Chris C. Ruble	43	Senior Vice President, Operations
Rodney L. Bell	43	Chief Accounting Officer, Vice President and Controller

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

2005	High	Low
First Quarter	$30.37	$25.67
Second Quarter	$30.00	$22.02
Third Quarter	$36.86	$28.13
Fourth Quarter	$40.93	$32.58
2004	High	Low
First Quarter	$22.98	$18.33
Second Quarter	$25.26	$19.87
Third Quarter	$27.44	$23.31
Fourth Quarter	$31.50	$26.53

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

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans
Approved by Shareholders	2,070,488 (1)	$23.07 (2)	2,295,016 (3)
Equity Compensation Plans Not
Approved by Shareholders	--	--	--
Total	2,070,488	$23.07	2,295,016

(1)

Includes 57,755 shares of Common Stock issuable upon the exercise of options under the 1992 Plan, as of December 31, 2005. The 1992 Plan expired November 12, 2002. No additional options may be granted under the 1992 Plan.

(2)

Includes the weighted-average exercise price of options outstanding under the 1992 Plan. Excludes purchase rights accruing under the ESPP, which has a shareholder-approved reserve of 500,000 shares. Under the ESPP, each eligible employee may purchase up to 2,000 shares of Common Stock at semi-annual intervals each year at a purchase price per share equal to 90.0% of the lower of the fair market value of the Common Stock at close of (i) the first trading day of an option period or (ii) the last trading day of a option period.

(3)	Includes shares available for future issuance under the ESPP. As of December 31, 2005, an aggregate of 488,504 shares of Common Stock were available for issuance under the ESPP.

     The following table provides information with respect to purchases we made of shares of our Common Stock during each month in the quarter ended December 31, 2005.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
October 1-31, 2005	--	--	--	--
November 1-30, 2005	--	--	--	--
December 1-31, 2005	83,978	$ 38.23	83,978	2,916,022
Total	83,978	$ 38.23	83,978	2,916,022

(1)	On November 17, 2005, we announced that our Board of Directors approved a stock repurchase program for up to 3.0 million shares of our Common Stock with a term expiring November 18, 2008.

Item 6.  Selected Financial Data

     The following table sets forth our selected financial data. The selected financial data should be read in conjunction with our consolidated financial statements and notes thereto, included elsewhere in this report.

	Year ended December 31
	2005	2004	2003	2002	2001
	(in thousands, except per share data)

Income Statement Data:
Operating revenue	$320,934	$282,197	$241,517	$226,072	$227,500
Income from operations (1)	67,437	53,598	40,182	32,737	31,658
Operating margin (1)(2)	21.0%	19.0%	16.6%	14.5%	13.9%
Net income (1)	44,909	34,421	25,815	21,616	19,882
Net income per share: (1)(3)
Basic	$1.41	$1.07	$0.81	$0.67	$0.61
Diluted	$1.39	$1.05	$0.79	$0.65	$0.59

Cash dividends declared per common share (3)	$0.24	$--	$--	$--	$--

Balance Sheet Data (at end of
period):
Total assets	$212,600	$214,553	$175,087	$145,511	$136,959
Long-term obligations, net of current portion	837	867	907	935	4,451
Shareholders’ equity	178,816	181,003	147,708	118,346	106,585

(1)	Data for the years ended December 31, 2005, 2004, 2003 and 2002 reflect Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets, adopted in 2002.
(2)	Income from operations as a percentage of operating revenue.
(3)	Restated to reflect a three-for-two stock split declared in February 2005.

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

Risk Factors

     A summary of factors which could affect results and cause results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf, are further described under the caption “Risk Factors” in the Business portion of our 2005 Form 10-K/A.

Results of Operations

     The following table shows the percentage relationship of expense items to operating revenue for the periods indicated. In the accompanying discussion, all percentage figures are as a percent of operating revenue with the exception of revenue growth rates.

	Year Ended December 31
	2005	2004	2003
Operating revenue	100.0%	100.0%	100.0%
Operating expenses:
Purchased transportation	41.4	42.0	42.3
Salaries, wages and employee benefits	21.2	22.2	22.5
Operating leases	4.2	4.5	5.4
Depreciation and amortization	2.8	2.4	3.0
Insurance and claims	1.6	1.9	2.1
Other operating expenses	7.8	8.0	8.1
Total operating expenses	79.0	81.0	83.4
Income from operations	21.0	19.0	16.6
Interest expense	--	--	--
Other income, net	1.2	0.4	0.3
Total other income	1.2	0.4	0.3
Income before income taxes	22.2	19.4	16.9
Income taxes	8.2	7.2	6.2
Net income	14.0%	12.2%	10.7%

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

Contractual Obligations and Commercial Commitments

     Our contractual obligations and other commercial commitments as of December 31, 2005 (in thousands) are summarized below:

Contractual Obligations	Payment Due Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years

Capital lease obligations	$1,306	$89	$178	$178	$861
Operating leases	33,506	11,858	16,199	5,267	182
Total contractual cash obligations	$34,812	$11,947	$16,377	$5,445	$1,043

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

Fiscal Year
2006	$3,252
2007	2,907
2008	2,289
2009	281
Total	$8,729

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

Date: March 22, 2006

By:	/s/ Bruce A. Campbell
Bruce A. Campbell
President and Chief Executive Officer

Annual Report on Form 10-K/A

Item 8, Item 15(a)(1) and (2), (c) and (d)

List of Financial Statements and Financial Statement Schedule

Financial Statements and Supplementary Data

Certain Exhibits

Financial Statement Schedule

Year Ended December 31, 2005

Forward Air Corporation

Greeneville, Tennessee

Forward Air Corporation

Form 10-K/A — Item 8 and Item 15(a)(1) and (2)

Index to Financial Statements and Financial Statement Schedule

     The following consolidated financial statements of Forward Air Corporation are included as a separate section of this report:

     The following financial statement schedule of Forward Air Corporation is included as a separate section of this report.

Schedule II — Valuation and Qualifying Accounts	S-1

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

/s/ Ernst & Young LLP

Nashville, Tennessee
March 6, 2006

Forward Air Corporation

Consolidated Balance Sheets

	December 31
	2005	2004
	(In thousands, except share data)

Assets
Current assets:
Cash	$332	$78
Short-term investments	79,000	111,600
Accounts receivable, less allowances of $922 in 2005 and $1,072
in 2004	45,763	38,334
Income taxes receivable	5,179	3,805
Inventories	567	422
Prepaid expenses and other current assets	4,455	3,750
Deferred income taxes	1,438	1,433
Total current assets	136,734	159,422

Property and equipment:
Land	2,611	2,611
Buildings	8,051	8,051
Equipment	77,165	67,820
Leasehold improvements	3,259	2,743
Total property and equipment	91,086	81,225
Accumulated depreciation and amortization	43,864	43,939
Net property and equipment	47,222	37,286
Goodwill and other acquired intangibles:
Goodwill, net of accumulated amortization of $1,931	15,588	15,588
Other acquired intangibles, net of accumulated amortization of
$744	12,007	--

Total net goodwill and other acquired intangibles	27,595	15,588
Other assets	1,049	2,257
Total assets	$212,600	$214,553

Forward Air Corporation

Consolidated Balance Sheets (continued)

	December 31
	2005	2004
	(In thousands, except share data)

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$12,640	$10,026
Accrued payroll and related items	3,262	4,611
Insurance and claims accruals	4,381	4,424
Other accrued expenses	4,139	6,557
Short-term debt	1,504	--
Current portion of capital lease obligations	38	39
Total current liabilities	25,964	25,657

Capital lease obligations, less current portion	837	867
Deferred income taxes	6,983	7,026

Shareholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares - 5,000,000
No shares issued	--	--
Common stock, $0.01 par value:
Authorized shares - 50,000,000
Issued and outstanding shares – 31,360,842 in 2005 and 32,397,747 in 2004
	314	324
Additional paid-in capital	--	36,279
Accumulated other comprehensive income	--	4
Retained earnings	178,502	144,396
Total shareholders’ equity	178,816	181,003
Total liabilities and shareholders’ equity	$212,600	$214,553

The accompanying notes are an integral part of these consolidated financial statements.

Forward Air Corporation

Consolidated Statements of Income

	Year ended December 31
	2005	2004	2003
	(In thousands, except per share data)
Operating revenue	$320,934	$282,197	$241,517

Operating expenses:
Purchased transportation	132,912	118,425	102,063
Salaries, wages and employee benefits	68,086	62,728	54,267
Operating leases	13,486	12,791	13,102
Depreciation and amortization	8,947	6,817	7,263
Insurance and claims	5,202	5,382	5,153
Other operating expenses	24,864	22,456	19,487
Total operating expenses	253,497	228,599	201,335
Income from operations	67,437	53,598	40,182

Other income (expense):
Interest expense	(104)	(55)	(71)
Other, net	3,904	1,127	600
Total other income	3,800	1,072	529
Income before income taxes	71,237	54,670	40,711
Income taxes	26,328	20,249	14,896
Net income	$44,909	$34,421	$25,815

Income per share:
Basic	$1.41	$1.07	$0.81
Diluted	$1.39	$1.05	$0.79
Dividends declared per share	$0.24	$--	$--

The accompanying notes are an integral part of these consolidated financial statements.

Forward Air Corporation

Consolidated Statements of Shareholders’ Equity

					Accumulated
	Common Stock		Additional		Other	Total
			Paid-in	Retained	Comprehensive	Shareholders’
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
	(In thousands)
Balance at December 31, 2002	31,827	$318	$33,877	$84,160	$ (9)	$118,346
Net income for 2003	--	--	--	25,815	--	25,815
Unrealized gain on
securities available
for sale, net of $6 tax	--	--	--	--	10	10
Comprehensive income						25,825
Exercise of stock options	402	4	2,693	--	--	2,697
Common stock issued
under employee stock
purchase plan	16	--	210	--	--	210
Income tax benefit from
stock options exercised	--	--	630	--	--	630
Balance at December 31, 2003	32,245	322	37,410	109,975	1	147,708
Net income for 2004	--	--	--	34,421	--	34,421
Unrealized gain on
securities available
for sale, net of $2 tax	--	--	--	--	3	3
Comprehensive income						34,424
Exercise of stock options	588	6	7,097	--	--	7,103
Common stock issued
under employee stock
purchase plan	14	--	250	--	--	250
Common stock
repurchased under stock
repurchase plan	(449)	(4)	(11,384)	--	--	(11,388)
Income tax benefit from
stock options exercised	--	--	2,906	--	--	2,906
Balance at December 31, 2004	32,398	324	36,279	144,396	4	181,003
Net income for 2005	--	--	--	44,909	--	44,909
Unrealized loss on
securities available
for sale, net of ($2) tax	--	--	--	--	(4)	(4)
Comprehensive income						44,905
Exercise of stock options	643	6	6,206	--	--	6,212
Common stock issued
under employee stock
purchase plan	11	1	293	--	--	294
Acceleration of vesting of
stock options	--	--	1,300	--	--	1,300
Dividends ($0.24 per share)	--	--	--	(7,668)	--	(7,668)
Common stock
repurchased under stock
repurchase plan	(1,690)	(17)	(49,108)	(3,135)	--	(52,260)
Cash paid for fractional
shares in 3-for-2 stock
split	(1)	--	(44)	--	--	(44)
Income tax benefit from
stock options exercised	--	--	5,074	--	--	5,074
Balance at December 31, 2005	31,361	$314	$--	$178,502	$--	$178,816

The accompanying notes are an integral part of these consolidated financial statements.

Forward Air Corporation

Consolidated Statements of Cash Flows

	Year ended December 31
	2005	2004	2003
	(In thousands)
Operating activities:
Net income	$44,909	$34,421	$25,815
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	8,947	6,817	7,263
Non-cash charge for acceleration of vesting of stock options	1,300	--	--
Atlanta condemnation settlement gain	(1,428)	--	--
Other non-cash charge	274	--	--
Loss (gain) on sale of property and equipment	(728)	--	126
Provision for (gains) losses on receivables	(121)	161	120
Provision for revenue adjustments	2,100	1,848	1,618
Deferred income taxes	(48)	1,511	(1,348)
Changes in operating assets and liabilities:
Accounts receivable	(7,438)	(8,886)	(4,357)
Inventories	(145)	(23)	4
Prepaid expenses and other current assets	(705)	(1,081)	(642)
Accounts payable and accrued expenses	615	4,262	1,325
Income taxes	(1,374)	(4,521)	2,188
Tax benefit of stock options exercised	5,074	2,906	630
Net cash provided by operating activities	51,232	37,415	32,742

Investing activities:
Purchases of property and equipment	(22,077)	(11,200)	(2,874)
Proceeds from disposal of property and equipment	2,804	9	189
Proceeds from sales or maturities of available-for-sale securities	229,865	232,496	170,875
Purchases of available-for-sale securities	(197,265)	(273,916)	(193,263)
Proceeds from Atlanta condemnation settlement/release of amounts held in escrow	2,765	1,260	--
Acquisition of business	(12,750)	--	--
Other	(242)	(94)	113
Net cash provided by (used in) investing activities	3,100	(51,445)	(24,960)

Financing activities:
Payments of long-term debt	--	--	(443)
Borrowings under line of credit	1,504	--	--
Payments of capital lease obligations	(31)	(30)	(26)
Proceeds from exercise of stock options	5,938	7,103	2,697
Repurchase of common stock	(54,071)	(9,577)	--
Cash paid for fractional shares in 3-for-2 stock split	(44)	--	--
Dividends	(7,668)	--	--
Proceeds from common stock issued under employee stock purchase plan	294	250	210
Net cash (used in) provided by financing activities	(54,078)	(2,254)	2,438
Net increase (decrease) in cash	254	(16,284)	10,220
Cash at beginning of year	78	16,362	6,142
Cash at end of year	$332	$78	$16,362
Common stock repurchase liabilities included in accounts payable	$--	$1,811	$--

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
DECEMBER 31, 2005

1.  Accounting Policies (Continued)

Property and Equipment

     Property and equipment are stated at cost. Expenditures for normal repair and maintenance are expensed as incurred. Depreciation of property and equipment is calculated based upon the cost of the asset, reduced by its estimated salvage value, using the straight-line method over the estimated useful lives as follows:

Buildings	30-40 years
Equipment	3-10 years
Leasehold improvements	Lesser of Useful Life or Initial Lease Term

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

     For purposes of pro forma disclosures, the estimated fair value of the stock options is amortized to expense over the options’ vesting period. The Company’s pro forma information follows (in thousands, except per share data):

	2005	2004	2003
Net income, as reported	$44,909	$34,421	$25,815
Pro forma compensation expense, net of tax	(12,579)	(2,658)	(2,969)
Pro forma net income	$32,330	$31,763	$22,846
Pro forma net income per share:
Basic	$1.02	$0.98	$0.71
Diluted	$1.00	$0.96	$0.70

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

Fiscal Year
2006	$3,252
2007	2,907
2008	2,289
2009	281
Total	$8,729

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

     The following is a summary of available-for-sale securities at December 31, 2005 and 2004 (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

December 31, 2005
Available-for-sale securities	$78,999	$1	$--	$79,000

December 31, 2004
Available-for-sale securities	$111,594	$6	$--	$111,600

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

	Cost	Fair Value

Debt securities:
Contractual maturity within one year	$5,000	$5,000
Contractual maturity after one year through five years	1,300	1,300
Contractual maturity after five years through ten years	4,300	4,300
Contractual maturity after ten years	68,399	68,400
Total debt securities with contractual maturities	$78,999	$79,000

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

     The following table summarizes the Company’s employee stock option activity and related information for the years ended December 31, 2005, 2004 and 2003:

	2005		2004		2003
	Options (000)	Weighted- Average Exercise Price	Options (000)	Weighted- Average Exercise Price	Options (000)	Weighted- Average Exercise Price

Outstanding at beginning of year	1,443	$15	1,476	$15	1,595	$13
Granted/converted	985	29	326	19	337	14
Exercised	(443)	9	(333)	17	(402)	7
Forfeited	(28)	22	(26)	19	(54)	18
Outstanding at end of year	1,957	$23	1,443	$15	1,476	$15
Exercisable at end of year	1,957	$23	783	$12	753	$12
Options available for grant	1,315		2,273		323
Weighted-average fair value of
options granted during the year	$12.79		$ 9.49		$ 8.07

     The following table summarizes information about stock options outstanding as of December 31, 2005:

Range of Exercise Price			Number Outstanding (000)	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable (000)	Weighted- Average Exercise Price

$2.55	–	4.95	75	3.0 years	$4.33	75	$4.33
4.96	–	17.79	338	6.6 years	14.22	338	14.22
17.80	–	36.84	1,544	8.3 years	25.99	1,544	25.99
$2.55	–	36.84	1,957	7.8 years	$23.13	1,957	$23.13

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

     Income Per Share — The following table sets forth the computation of basic and diluted income per share (in thousands, except per share data):

	2005	2004	2003
Numerator:
Numerator for basic and diluted income per share – net
income	$44,909	$34,421	$25,815

Denominator:
Denominator for basic income per share –weighted-
average shares	31,847	32,310	31,991
Effect of dilutive stock options	572	630	570
Denominator for diluted income per share – adjusted
weighted-average shares	32,419	32,940	32,561
Basic income per share	$1.41	$1.07	$0.81
Diluted income per share	$1.39	$1.05	$0.79

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

FORWARD AIR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

6.  Income Taxes

     The provision for income taxes consists of the following:

	2005	2004	2003
	(In thousands)
Current:
Federal	$22,706	$16,598	$14,333
State	3,670	2,140	1,911
	26,376	18,738	16,244
Deferred:
Federal	(50)	1,224	(1,253)
State	2	287	(95)
	(48)	1,511	(1,348)
	$26,328	$20,249	$14,896

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

     The historical income tax expense differs from the amounts computed by applying the federal statutory rate of 35.0% to income before income taxes as follows:

	2005	2004	2003
	(In thousands)
Tax expense at the statutory rate	$24,933	$19,134	$14,249
State income taxes, net of federal benefit	2,386	1,578	1,180
Meals and entertainment	207	195	156
Penalties	9	5	10
Tax-exempt interest income	(872)	(419)	(231)
Other	(335)	(244)	(468)
	$26,328	$20,249	$14,896

FORWARD AIR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

6.  Income Taxes (Continued)

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31
	2005	2004
	(In thousands)
Deferred tax assets:
Accrued expenses	$2,032	$1,859
Allowance for doubtful accounts	353	406
Non-compete agreements	95	--
Acceleration of option vesting	476	--
Net operating loss carryforwards	530	480
Total deferred tax assets	3,486	2,745
Valuation allowance	(408)	(480)
Total deferred tax assets, net of valuation allowance	3,078	2,265

Deferred tax liabilities:
Tax over book depreciation	6,054	5,290
Research and development expenses	180	766
Prepaid expenses deductible when paid	948	833
Other	1,441	969
Total deferred tax liabilities	8,623	7,858
Net deferred tax liabilities	$(5,545)	$(5,593)

     The balance sheet classification of deferred income taxes is as follows:

	December 31
	2005		2004
	(In thousands)
Current assets		$1,438		$1,433
Noncurrent liabilities		(6,983)		(7,026)
	$	(5,545)	$	(5,593)

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

     Property and equipment include the following amounts for assets under capital leases:

	December 31
	2005	2004
	(In thousands)
Buildings	$3,015	$3,015
Less accumulated amortization	888	711
	$2,127	$2,304

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

     Future minimum rental payments under capital leases and noncancellable operating leases with initial or remaining terms in excess of one year consisted of the following at December 31, 2005:

	Capital Leases	Operating Leases
	(In thousands)
Fiscal Year
2006	$89	$11,858
2007	89	9,652
2008	89	6,547
2009	89	3,568
2010	89	1,699
Thereafter	861	182
Total minimum lease payments	$1,306	$33,506
Amounts representing interest	431
Present value of net minimum lease payments
(including current portion of $38)	$875

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

FORWARD AIR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2005

12.  Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2005 and 2004:

	2005
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Operating revenue	$69,533	$77,488	$84,841	$89,072
Income from operations	13,381	16,791	18,669	18,595
Net income	8,693	11,954	12,065	12,197

Net income per share:
Basic	$0.27	$0.37	$0.38	$0.39
Diluted	$0.27	$0.37	$0.38	$0.38

	2004
	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
Operating revenue	$64,303	$68,410	$71,905	$77,579
Income from operations	10,735	13,404	13,807	15,652
Net income	6,808	8,508	9,012	10,093

Net income per share:
Basic	$0.21	$0.27	$0.28	$0.31
Diluted	$0.21	$0.26	$0.27	$0.31

Forward Air Corporation

Schedule II — Valuation and Qualifying Accounts

Col. A	Col. B	Col. C		Col. D	Col. E
		Additions
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts- Describe	Deductions-Describe	Balance at End of Period
	(In thousands)
Year ended December 31, 2005:
Allowance for doubtful accounts	$826	$(121)	$--	$68 (2)	$637
Allowance for revenue adjustments (1)	246	2,100	--	2,061 (3)	285
	1,072	1,979	--	2,129	922
Year ended December 31, 2004:
Allowance for doubtful accounts	$943	$161	$--	$278 (2)	$826
Allowance for revenue adjustments (2)	320	1,848	--	1,922 (3)	246
	1,263	2,009	--	2,200	1,072
Year ended December 31, 2003:
Allowance for doubtful accounts	$898	$120	$--	$75 (3)	$943
Allowance for revenue adjustments (1)	398	1,618	--	1,696 (3)	320
	1,296	1,738	--	1,771	1,263
_______________________

(1)	Represents an allowance for adjustments to accounts receivable due to disputed rates, accessorial charges and other aspects of previously billed shipments.
(2)	Uncollectible accounts written off, net of recoveries.
(3)	Adjustments to billed accounts receivable.

S-1

EXHIBIT INDEX

No.	Exhibit
3.1

Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999 (File No. 0-22490))

3.2

Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission on November 2, 2004 (File No. 0-22490))

4.1

Form of Landair Services, Inc. Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on September 27, 1993 (File No. 0-22490))

4.2

Form of Forward Air Corporation Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998 (File No. 0-22490))

4.3

Rights Agreement, dated May 18, 1999, between the registrant and SunTrust Bank, Atlanta, N.A., including the Form of Rights Certificate (Exhibit A) and the Form of Summary of Rights (Exhibit B) (incorporated herein by reference to Exhibit 4 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999 (File No. 0-22490))

10.1*

Forward Air Corporation 2005 Employee Stock Purchase Plan (incorporated herein by reference to the registrant’s Proxy Statement filed with the Securities and Exchange Commission on April 20, 2005 (File No. 0-22490))

10.2*

Registrant’s Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1995, filed with the Securities and Exchange Commission on August 14, 1995 (File No. 0-22490))

10.3

Lease Agreement, dated July 27, 1981, between the Greeneville-Greene County Airport Authority and General Aviation of Tennessee, Inc., as assumed by the registrant by agreement, dated May 10, 1988 (incorporated herein by reference to Exhibit 10.18 to the registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on September 27, 1993 (File No. 0-22490)

10.4

Assignment, Assumption and Release Agreement, dated May 10, 1988, between Greeneville-Greene County Airport, General Aviation, Inc., and the registrant (incorporated herein by reference to Exhibit 10.19 to the registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on September 27, 1993 (File No. 0-22490))

10.5

Air Carrier Certificate, effective August 28, 2003 (incorporated herein by reference to Exhibit 10.5 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on March 11, 2004 (File No. 0-22490))

10.6*

Registrant’s Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1995, filed with the Securities and Exchange Commission on August 14, 1995 (File No. 0-22490))

10.7*

Amendment to the Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.7 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on March 11, 2004 (File No. 0-22490))

10.8

Amended and Restated Loan and Security Agreement, dated as of September 10, 1998, between First Tennessee Bank National Association and the registrant (incorporated herein by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998 (File No. 0-22490))

10.9

Modification Agreement (to Amended and Restated Loan and Security Agreement), dated as of June 18, 2002, among the registrant, First Tennessee Bank National Association, FAF, Inc., Forward Air, Inc. and Transportation Properties, Inc. (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002, filed with the Securities and Exchange Commission on August 14, 2002 (File No. 0-22490))

10.10

Letter Agreement, dated May 17, 2005, between the registrant and First Tennessee Bank National Association extending the maturity date of the registrant’s $20.0 million Master Secured Promissory Note under the Amended and Restated Loan and Security Agreement, dated as of September 10, 1998, as modified by Modification Agreement, dated as of June 18, 2002 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2005, filed with the Securities and Exchange Commission on August 9, 2005 (File No. 0-22490))

10.11*

Employment Agreement dated January 24, 2006, between Forward Air Corporation and Bruce A. Campbell, including Exhibit A, Restrictive Covenants Agreement entered into contemporaneously with and as part of the Employment Agreement (incorporated herein by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2006 (File No. 0-22490))

10.12*

Form of Incentive Stock Option Agreement under the registrant’s Amended and Restated Stock Option and Incentive Plan, as amended, and 1999 Stock Option and Incentive Plan, as amended, for grants prior to February 12, 2006

10.13*	Form of Non-Qualified Stock Option Agreement under the registrant’s Non-Employee Director Stock Option Plan, as amended, for grants prior to February 12, 2006

10.14*

1999 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1999, filed with the Securities and Exchange Commission on May 17, 1999 (File No. 0-22490))

10.15*

Amendment to the 1999 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on March 11, 2004 (File No. 0-22490))

10.16*

Non-Qualified Stock Option Agreement dated August 21, 2000 between the registrant and Ray A. Mundy (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2000, filed with the Securities and Exchange Commission on November 6, 2000 (File No. 0-22490))

10.17

Forward Air Corporation Section 125 Plan (incorporated herein by reference to Exhibit 10.18 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001, filed with the Securities and Exchange Commission on March 15, 2002 (File No. 0-22490))

10.18*

Form of Option Restriction Agreement between the registrant and each executive officer regarding certain restrictions on transferability of accelerated stock options granted under the registrant’s 1999 Stock Option and Incentive Plan, as amended

10.19*	Form of Restricted Stock Agreement for an award of restricted stock under the registrant’s 1999 Stock Option and Incentive Plan, as amended, granted on or after February 12, 2006

14.1

Code of Ethics (incorporated herein by reference to Exhibit 14.1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003, filed with the Securities and Exchange Commission on March 11, 2004 (File No. 0-22490))

21.1

Subsidiaries of the registrant (incorporated herein by reference to Exhibit 21.1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000, filed with the Securities and Exchange Commission on April 2, 2001 (File No. 0-22490))

23.1	Consent of Ernst & Young LLP
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

_______________

*         Management contract or compensatory plan or arrangement.