Form 10-Q
period 2006-03-31
FORWARD AIR CORP
filed 2006-05-08
CIK 912728

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of May 3, 2006 was 31,483,485.

Table of Contents

Forward Air Corporation

Part I.	Financial Information
Item 1.	Financial Statements (Unaudited)

Forward Air Corporation

Condensed Consolidated Balance Sheets

	March 31, 2006	December 31, 2005

	(Unaudited)	(Note 1)
	(In thousands, except share data)
Assets
Current assets:
Cash	$3,183	$332
Short-term investments	79,455	79,000
Accounts receivable, less allowance of $949 in 2006 and $922 in 2005	44,270	45,763
Other current assets	10,408	11,639

Total current assets	137,316	136,734

Property and equipment	90,540	91,086
Less accumulated depreciation and amortization	44,017	43,864

Total property and equipment, net	46,523	47,222
Goodwill and other acquired intangibles:
Goodwill	15,588	15,588
Other acquired intangibles, net of accumulated amortization of $1,063 in 2006 and $744 in 2005	11,688	12,007

Total goodwill and other acquired intangibles	27,276	27,595
Other assets	1,074	1,049

Total assets	$212,189	$212,600

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$6,853	$12,640
Accrued expenses	11,887	11,782
Short-term debt	—	1,504
Current portion of capital lease obligations	39	38

Total current liabilities	18,779	25,964

Capital lease obligations, less current portion	827	837
Deferred income taxes	7,310	6,983

Shareholders’ equity:
Preferred stock	—	—
Common stock, $0.01 par value:
Authorized shares - 50,000,000
Issued and outstanding shares – 31,316,463 in 2006 and 31,360,842 in 2005	313	314
Additional paid-in capital	—	—
Accumulated other comprehensive income	—	—
Retained earnings	184,960	178,502

Total shareholders’ equity	185,273	178,816

Total liabilities and shareholders’ equity	$212,189	$212,600

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation

Condensed Consolidated Statements of Income

(Unaudited)

	Three months ended

	March 31, 2006	March 31, 2005

	(In thousands, except per share data)
Operating revenue	$82,330	$69,533

Operating expenses:
Purchased transportation	32,436	28,479
Salaries, wages and employee benefits	18,793	15,452
Operating leases	3,446	3,336
Depreciation and amortization	2,399	1,853
Insurance and claims	1,481	1,182
Other operating expenses	6,819	5,850

Total operating expenses	65,374	56,152

Income from operations	16,956	13,381

Other income (expense):
Interest expense	(25)	(14)
Other, net	634	532

Total other income	609	518

Income before income taxes	17,565	13,899
Income taxes	6,557	5,206

Net income	$11,008	$8,693

Income per share:
Basic	$0.35	$0.27

Diluted	$0.35	$0.27

Dividends declared per share	$0.07	$0.06

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three months ended

	March 31, 2006	March 31, 2005

	(In thousands)
Operating activities:
Net income	$11,008	$8,693
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,399	1,853
Share-based compensation	224	—
Other non-cash charges	—	274
Gain on sale of property and equipment	(191)	—
Provision for loss on receivables	39	186
Provision for revenue adjustments	593	(15)
Deferred income taxes	327	(264)
Changes in operating assets and liabilities:
Accounts receivable	(1,013)	2,478
Inventories	(44)	(28)
Prepaid expenses and other current assets	(84)	380
Accounts payable and accrued expenses	(5,682)	(7,520)
Income taxes	1,753	2,078
Tax benefit of stock options exercised	(394)	235

Net cash provided by operating activities	8,935	8,350

Investing activities:
Proceeds from disposal of property and equipment	3,105	—
Purchases of property and equipment	(2,421)	(55)
Proceeds from sales or maturities of available-for-sale securities	45,700	41,600
Purchases of available-for-sale securities	(46,155)	(41,850)
Other	(25)	(15)

Net cash provided by (used in) investing activities	204	(320)

Financing activities:
Payments of capital lease obligations	(9)	(7)
Payments on line of credit	(1,504)	—
Proceeds from exercise of stock options	1,431	1,020
Payments of cash dividends	(2,200)	—
Repurchase of common stock	(4,400)	(4,109)
Tax benefit of stock options exercised	394	—

Net cash used in financing activities	(6,288)	(3,096)

Net increase in cash	2,851	4,934
Cash at beginning of period	332	78

Cash at end of period	$3,183	$5,012

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

(Unaudited, in thousands, except share and per share data)

March 31, 2006

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Forward Air Corporation Annual Report on Form 10-K/A for the year ended December 31, 2005.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the financial information and footnotes required by United States generally accepted accounting principles for complete financial statements.

2. Comprehensive Income

Comprehensive income includes any changes in the equity of the Company from transactions and other events and circumstances from non-owner sources. Comprehensive income for the three months ended March 31, 2006 and 2005 was $11,008 and $8,690, respectively, which includes $-0- and $3 in unrealized losses, respectively, on available-for-sale securities.

3. Share-Based Payments

Prior to January 1, 2006, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the Company accounted for share-based payments to employees using Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. As such, the Company generally recognized no compensation cost for its employee stock options as options granted had exercise prices equal to the fair market value of the Company’s common stock on the date of grant. The Company also recorded no compensation expense in connection with its employee stock purchase plan as the purchase price of the stock paid by employees was not less than 85% of the fair market value of its common stock at the beginning and at the end of each purchase period. On December 31, 2005, the Company’s Board of Directors accelerated the vesting of all the Company’s outstanding and unvested stock options awarded to employees, officers and non-employee directors under the Company’s stock option award program. As a result of the vesting acceleration, the Company recorded $1,300 of share-based compensation expense in accordance with APB Opinion No. 25 during the three months ended December 31, 2005.

Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”), and elected the modified prospective transition method. Under the modified prospective transition method, awards that are granted, modified, repurchased or canceled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. Share-based awards that were granted prior to the effective date should continue to be valued in accordance with SFAS No. 123 and stock option expense for unvested options must be recognized in the statement of operations. As a result of the Company’s acceleration of the vesting of its outstanding and unvested options in 2005, there was no additional compensation expense recognized during the three months ended March 31, 2006 related to options granted prior to January 1, 2006.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

3. Share-Based Payments (continued)

The following table summarizes the Company’s employee stock option activity and related information for the three months ended March 31, 2006:

	March 31, 2006

	Options (000)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (000)	Weighted- Average Remaining Contractual Term

Outstanding at beginning of period	1,957	$23
Granted/converted	—	—
Exercised	(80)	18
Forfeited	—	—

Outstanding at end of period	1,877	$23	$25,132	7.6

Exercisable at end of period	1,877	$23	$25,132	7.6

In May of each year options were granted to the non-employee directors of the Company. The options have terms of ten years and are fully exercisable. At March 31, 2006 and December 31, 2005, 114,375 options were outstanding and will expire in July 2010 through May 2015 unless a non-employee director resigns or is not re-elected, in which event the options expire 90 days after the option holder is no longer a non-employee director. At March 31, 2006, the total aggregate intrinsic value of these options was $1,677 and the weighted average exercise price and remaining contractual term were $22.08 and 7.4 years, respectively.

Prior to the implementation of SFAS No. 123R, stock options were the sole form of share-based awards utilized by the Company. During the three months ended March 31, 2006, the Company granted 119,850 non-vested shares of common stock (“non-vested shares”) to key employees with a weighted average fair value of $36.16. The non-vested shares’ fair values were estimated using closing market prices for the business day prior to grant. The share-based compensation for the non-vested shares will be recognized, net of estimated forfeitures, ratably over the requisite service period, or vesting period, of three years. Based on the Company’s historical experience, forfeitures have been estimated. Share-based compensation expense of $224 was recognized in salaries, wages, and employee benefits during the three months ended March 31, 2006. The total tax benefit related to the share-based expense was $84 for the three months ended March 31, 2006. Total compensation cost, net of estimated forfeitures, related to the non-vested shares not yet recognized in earnings was $3,700 at March 31, 2006. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

3. Share-Based Payments (continued)

If the Company had adopted SFAS No. 123R in the prior period the amount of compensation cost that would have been recognized during the three months ended March 31, 2005, would have approximated the following:

Three months ended

March 31, 2005

Net income, as reported	$8,693
Pro forma compensation expense, net of tax	807

Pro forma net income	$7,886

As reported net income per share:
Basic	$0.27
Diluted	$0.27

Pro forma net income per share:
Basic	$0.24
Diluted	$0.24

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits for tax deductions resulting from the exercise of stock options as operating cash flows on its statements of cash flows. SFAS No. 123R requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. Accordingly, the Company classified excess tax benefits as financing cash inflows rather than as operating cash inflows on its statement of cash flows for the three months ended March 31, 2006.

SFAS No. 123R also requires companies to calculate an initial “pool” of excess tax benefits available at the adoption date to absorb any unused deferred tax assets that may be recognized under SFAS No. 123R. The pool includes the net excess tax benefits that would have been recognized if the Company had adopted SFAS No. 123 for recognition purposes on its effective date. The Company has elected to calculate the pool of excess tax benefits under the alternative transition method described in FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards, which also specifies the method the Company must use to calculate excess tax benefits reported on the statement of cash flows.

4. Net Income Per Share

On February 13, 2006, the Company’s Board of Directors declared a $0.07 per share dividend that was paid on March 31, 2006, to shareholders of record on March 17, 2006. Subsequent to March 31, 2006, the Company declared a cash dividend of $0.07 per share that will be paid on June 9, 2006 to shareholders of record at the close of business on May 26, 2006. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

On February 15, 2005, the Company’s Board of Directors declared a three-for-two stock split of common stock to be effected in the form of a stock dividend to shareholders of record as of March 18, 2005.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

4. Net Income Per Share (continued)

The following table sets forth the computation of basic and diluted income per share (in thousands, except per share data):

	Three months ended

	March 31, 2006	March 31, 2005

Numerator:
Numerator for basic and diluted income per share - net income	$11,008	$8,693

Denominator:
Denominator for basic income per share - weighted-average shares	31,277	32,293
Effect of dilutive stock options	510	436

Denominator for diluted income per share - adjusted weighted-average shares	31,787	32,729

Basic income per share	$0.35	$0.27

Diluted income per share	$0.35	$0.27

5. Income Taxes

For the three months ended March 31, 2006 and March 31, 2005, the effective income tax rates varied from the statutory federal income tax rate of 35.0% primarily as a result of the effect of state income taxes, net of the federal benefit, and permanent differences between book and tax net income.

6. Acquisition of Certain Assets of the Airport-to-Airport Operations of U.S. Xpress Enterprises, Inc.

On May 28, 2005, the Company acquired certain assets of the airport-to-airport operations of U.S. Xpress Enterprises, Inc. (“USX”) for $12,750 in cash. In connection with the purchase, the Company acquired the airport-to-airport customer list of USX and USX agreed not to compete in the airport-to-airport market for a period of ten years. The purchase price allocation in accordance with SFAS No. 141, Business Combinations, is acquired intangible assets with a total value of $12,750 (majority of the allocation to the non-compete agreement). The acquired intangible assets will be amortized over a period of ten years. The Company began amortizing the assets on a straight-line basis during the last month of the second quarter of 2005 and recorded amortization expense of approximately $319 during the three months ended March 31, 2006. The results of operations of the USX airport-to-airport operations are included in the condensed consolidated income statement for the three months ended March 31, 2006 but not the three months ended March 31, 2005.

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

7. Commitments and Contingencies (continued)

Because of the uncertainty of the ultimate resolution of outstanding claims, as well as uncertainty regarding claims incurred but not reported, it is possible that management’s provision for these losses could change materially in the near term. However, no estimate can currently be made of the range of additional loss that is at least reasonably possible.

Tractor Purchases

During the second quarter of 2006, the Company has commitments to acquire 20 new tractors with an approximate cost of $1,560. These commitments are expected to be funded by proceeds from the sale of existing equipment, cash flows from operations, as well as cash and short-term investments on hand.

8. Reclassificiations

Certain reclassifications have been made to prior year financial statements to conform to the 2006 presentation. These reclassifications had no effect on net income as previously reported.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Executive Summary

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

In addition, during the three months ended March 31, 2006, we began the process of implementing a pick-up and delivery (“PU&D”) service whereby we arrange for cargo to be picked up from or delivered to a customer-designated site. Through offering our PU&D service we expect to increase tonnage through our network by attracting new customers or shipments from existing customers that require door-to-door service. During the first quarter of 2006, we began providing the PU&D service to one customer on a test basis. Based on service testing to date we expect to provide PU&D service to a larger group of select customers before the end of June 2006. Start-up costs incurred during the three months ending March 31, 2006 were less than $0.1 million.

We believe the demand for lower-cost ruck transportation will continue to increase due to several trends. These trends include:

•	Increased outsourcing of logistics management to third party logistics providers;
•	Integrated air cargo carrier’s focus on overnight freight; and
•	Reduced airline cargo capacity.

These trends combined with our expansive network of 81 terminals, focus on the deferred air freight market and superior service offerings are key to our continued success.

Our operations, particularly our network of hubs and terminals, represent substantial fixed costs. Consequently, our continued growth depends in significant part on our ability to increase the amount and revenue per pound of the freight shipped through our network. In addition to increasing freight through our network, a key factor to success is our ability to efficiently manage our owner-operator fleet and the use of more expensive brokerage services.

Results of Operations

The following table sets forth our historical financial data for the three months ended March 31, 2006 and 2005.

	2006	2005	Change	% Change

Operating revenue:
Airport-to-airport	$71.7	$58.8	$12.9	21.9%
Logistics	6.0	5.9	0.1	1.7
Accessorial	4.6	4.8	(0.2)	(4.2)

Total operating revenue	82.3	69.5	12.8	18.4
Operating expenses:
Purchased transportation	32.4	28.5	3.9	13.7
Salaries, wages and employee benefits	18.8	15.4	3.4	22.1
Operating leases	3.4	3.3	0.1	3.0
Depreciation and amortization	2.4	1.9	0.5	26.3
Insurance and claims	1.5	1.2	0.3	25.0
Other operating expenses	6.8	5.8	1.0	17.2

Total operating expenses	65.3	56.1	9.2	16.4

Income from operations	17.0	13.4	3.6	26.9
Total other income	0.6	0.5	0.1	20.0

Income before income taxes	17.6	13.9	3.7	26.6
Income taxes	6.6	5.2	1.4	26.9

Net income	$11.0	$8.7	$2.3	26.4%

The following table shows the percentage relationship of expense items to operating revenue for the periods indicated.

	Three months ended

	March 31, 2006	March 31, 2005

Operating revenue:
Airport-to-airport	87.1%	84.6%
Logistics	7.3	8.5
Accessorial	5.6	6.9

Total operating revenue	100.0%	100.0%
Operating expenses:
Purchased transportation	39.4	41.0
Salaries, wages and employee benefits	22.8	22.2
Operating leases	4.1	4.8
Depreciation and amortization	2.9	2.7
Insurance and claims	1.8	1.7
Other operating expenses	8.3	8.4

Total operating expenses	79.3	80.8
Income from operations	20.7	19.2

Total other income	0.7	0.8

Income before income taxes	21.4	20.0
Income taxes	8.0	7.5

Net income	13.4%	12.5%

Three Months Ended March 31, 2006 compared to Three Months Ended March 31, 2005

Operating revenue increased by $12.8 million, or 18.4%, to $82.3 million in the first quarter of 2006 from $69.5 million in the same period of 2005. Airport-to-airport revenue, which is the largest component of our operating revenue, increased $12.9 million, or 21.9%, to $71.7 million, accounting for 87.1% of our total operating revenue during the three months ended March 31, 2006 compared to 84.6% for the three months ended March 31, 2005. The increase in airport-to-airport revenue was driven by an increase in tonnage and an increase in rates. Tonnage that transited our network increased by 13.8% in the three months ended March 31, 2006 compared to the three months ended March 31, 2005, as a result of the acquisition of certain assets of U.S. Xpress Enterprises, Inc. (“USX”) in the second quarter of 2005, a stronger economy and positive trends among our customer base. Our airport-to-airport business is priced on a per pound basis and the average revenue per pound, including the impact of fuel surcharges, increased 7.3% for the three months ended March 31, 2006 versus the three months ended March 31, 2005. Average revenue per pound increased primarily due to rate increases implemented in March of 2006 and 2005.

Our logistics revenue, which is primarily truckload brokerage and priced on a per mile basis, increased $0.1 million, or 1.7%, to $6.0 million in the first quarter of 2006 from $5.9 million in the same period of 2005. Logistics revenue increased despite the loss of a customer during the second half of 2005 who accounted for approximately $0.5 million in logistics revenue during the three months ended March 31, 2005. During the three months ended March 31, 2006, the loss of this revenue was offset by additional revenue obtained from multiple new and existing customers as a result of added logistics capacity. During the three months ended March 31, 2006, we decreased the number of miles driven to support our logistics revenue by 7.2% while increasing revenue per mile, including the impact of fuel surcharges, by 9.9%.

Accessorial revenue, which includes warehousing services and terminal handling and accounts for our final component of operating revenue, decreased $0.2 million to $4.6 million, a 4.2% decrease from $4.8 million for the same period in 2005. The decrease was primarily attributable to a decline in terminal handling revenue as a result of the customer loss discussed in logistics revenue.

Purchased transportation increased by $3.9 million, or 13.7%, to $32.4 million for the three months ended March 31, 2006 from $28.5 million for the three months ended March 31, 2005. The increase in purchased transportation is primarily attributable to a 12.2% increase in miles driven and a 1.8% increase in the total cost per mile for the first quarter of 2006 versus the same period in 2005. As a percentage of total operating revenue, purchased transportation decreased to 39.4% during the three months ended March 31, 2006 versus 41.0% in the same period of 2005. For the three months ended March 31, 2006, purchased transportation costs for our airport-to-airport network represented 37.7% of airport-to-airport revenue versus 39.7% for the same period in 2005. The proportionate improvement resulted from better load factors as well as the rate increases within the quarter discussed above. For the three months ended March 31, 2006, logistics purchased transportation costs represented 69.2% of logistics revenue versus 69.7% for the three months ended March 31, 2005. The decrease resulted from higher revenue per mile offset partially by an increase in our per mile cost.

Salaries, wages and employee benefits were 22.8% of operating revenue in the first quarter of 2006 compared to 22.2% for the same period of 2005. The increase in salaries, wages and employee benefits as a percentage of operating revenue is attributable to a $0.6 million, or 0.7% as a percentage of operating revenue, increase in performance-based incentives and a $0.7 million, or 0.7% as a percentage of operating revenue, increase in health care costs due to increased participants in our healthcare plan as well as a larger number of high dollar claims. Additionally, there was a $0.2 million, or 0.3% as a percentage of operating revenue, increase in share-based compensation due to the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”), and the issuance of non-vested shares during the first quarter of 2006. These increases were offset by salaries and wages, including payroll taxes, and workers’ compensation insurance and expenses, which increased by $1.7 million, but declined 1.1% as a percentage of revenue due to the increase in operating revenue. Salaries and wages and workers’ compensation insurance and expenses increased 11.9% to meet the additional demands of the 13.8% increase in tonnage.

Operating leases, the largest component of which is facility rent, were 4.1% of operating revenue in the first quarter of 2006 compared to 4.8% in the same period of 2005. The decrease in operating leases as a percentage of operating revenue between periods was primarily attributable to an increase in operating revenue as operating leases actually increased $0.1 million during the three months ended March 31, 2006 compared to the same period in 2005.

Depreciation and amortization expense as a percentage of operating revenue was 2.9% in the first quarter of 2006, compared to 2.7% in the same period of 2005. The increase in depreciation and amortization expense was partially attributable to an increase in amortization expense due to the purchase of certain assets of USX during the second quarter of 2005. Additionally, there was increased depreciation resulting from the replacement of trailers during the third and fourth quarters of 2005 and the first quarter of 2006.

Insurance and claims were 1.8% of operating revenue in the first quarter of 2006 compared to 1.7% in the same period of 2005. The increase in insurance and claims, both in total dollars and as a percentage of revenue, is primarily the result of lower claims experience as well as insurance premiums during the three months ended March 31, 2005.

Other operating expenses were 8.3% of operating revenue in the first quarter of 2006 compared to 8.4% in the same period of 2005. The decrease in other operating expenses as a percentage of operating revenue was attributable to an increase in operating revenue. The increase in other operating expenses in total dollars is attributable to a $0.4 million increase related to the replacement of trailers and a $0.8 million increase in volume-related operating expenses. These increases were partially offset by a $0.2 million gain on the sale of trailers recognized during the three months ended March 31, 2006.

Income from operations increased by $3.6 million, or 26.9%, to $17.0 million for the first quarter of 2006 compared with $13.4 million for the same period in 2005. The increase in income from operations was primarily a result of the increase in operating revenue which was partially offset by an increase in operating costs associated with operating the network.

Other income, net was $0.6 million, or 0.7% of operating revenue, in the first quarter of 2006 compared to $0.5 million, or 0.8%, for the same period in 2005. The decrease in other income as a percentage of revenue was attributable to the increase in operating revenue.

The combined federal and state effective tax rate for the first quarter of 2006 was 37.3% compared to a rate of 37.5% for the same period in 2005.

As a result of the foregoing factors, net income increased by $2.3 million, or 26.4%, to $11.0 million for the first quarter of 2006, compared to $8.7 million for the same period in 2005.

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital purchases, with cash flows from operations and borrowings under our bank lines of credit. Net cash provided by operating activities totaled approximately $8.9 million for the three months ended March 31, 2006 compared with approximately $8.4 million in the same period of 2005.

Net cash provided by investing activities was approximately $0.2 million for the three months ended March 31, 2006 compared with approximately $0.3 million used in investing activities in the same period of 2005. Investing activities consisted primarily of the purchase and sale or maturities of available-for-sale securities and the purchase of operating equipment and management information systems during the three months ended March 31, 2006. The improvement in cash provided by investing activities was the result of our collection of $3.1 million related to the sale of used trailers during the latter half of 2005 and the first quarter of 2006. This increase in cash was partially offset by a $2.4 million increase in capital expenditures due to our continued replacement of trailers.

Net cash used in financing activities totaled approximately $6.3 million for the three months ended March 31, 2006 compared with approximately $3.1 million used in financing activities for the same period of 2005. The increase in cash used in financing activities was attributable to a $2.2 million increase in cash dividends and a $1.5 million increase in payments on our line of credit. These increases were offset by a $0.4 million increase in proceeds received from the exercise of stock options. Financing activities also included the repurchase of our common stock, payments on our capital lease and common stock issued under our employee stock purchase plan. In 2006 and 2005, we used approximately $4.4 million and $4.1 million, respectively, to repurchase our common stock while we received approximately $1.4 million and $1.0 million, respectively, from the exercise of stock options.

For the remainder of 2006, we expect net capital expenditures for operating equipment and management information systems to be approximately $12.0 million. In particular, during the second quarter of 2006, we have commitments to acquire 20 new tractors with an approximate cost of $1.6 million. Separate from these capital expenditures, we are currently planning to acquire three sites in key gateway cities for construction of new terminals. We anticipate that these acquisitions will begin in the latter portion of 2006 and continue into 2007. We intend to fund these expenditures through cash and short-term investments currently on our balance sheet, cash provided by operating activities and the sale of existing equipment or borrowings under our credit facility, if necessary.

Our credit facility consists of a working capital line of credit. As long as we comply with the financial covenants and ratios, the credit facility permits us to borrow up to $20.0 million less the amount of any outstanding letters of credit. Interest rates for advances under the facility vary based on how our performance measures against covenants related to total indebtedness, cash flows, results of operations and other ratios. The facility bears interest at LIBOR plus 1.0% to 1.9% and is unsecured. The facility’s expiration was extended until April 2007 by letter agreement entered into in 2005. At March 31, 2006, we had no balance outstanding under the line of credit facility and had utilized approximately $4.2 million of availability for outstanding letters of credit. We were in compliance with the financial covenants and ratios under the credit facility at March 31, 2006.

On July 25, 2002, we announced that our Board of Directors approved a stock repurchase program for up to 3.0 million shares of common stock (the “2002 Repurchase Plan”). We repurchased 142,650 shares during the first quarter of 2005. During the third quarter of 2005, we completed the repurchase of the shares authorized under the 2002 Repurchase Plan. On November 17, 2005, we announced that our Board of Directors approved a subsequent stock repurchase program for an additional 3.0 million shares of common stock (the “2005 Repurchase Plan”). During the first quarter of 2006, the Company repurchased approximately 124,000 shares of common stock under the 2005 Repurchase Plan for $4.4 million, or $35.49 per share. Since inception of the 2005 Repurchase Plan, we have purchased approximately 207,978 shares of our common stock for $7.6 million, or an average repurchase price of $36.59 per share.

On February 13, 2006, our Board of Directors declared a $0.07 per share dividend that was paid on March 31, 2006 to shareholders of record on March 17, 2006. Subsequent to March 31, 2006, we declared a cash dividend of $0.07 per share that will be paid on June 9, 2006 to shareholders of record at the close of business on May 26, 2006. We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

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

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of financial statements in accordance with GAAP requires our management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying footnotes. Our estimates and assumptions are based on historical experience and changes in the business environment. However, actual results may differ from estimates under different conditions, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results and require management’s most subjective judgments. A summary of significant accounting policies is disclosed in Note 1 to the Consolidated Financial Statements included in our 2005 Annual Report on Form 10-K/A. Our critical accounting policies are further described under the caption “Discussion of Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2005 Annual Report on Form 10-K/A. In addition, following the adoption of SFAS No. 123R, the Company considers its policies related to share-based compensation to be a critical accounting policy (see discussion of share-based compensation policies in the Impact of Recent Accounting Pronouncements section).

Impact of Recent Accounting Pronouncements

Prior to January 1, 2006, as permitted by SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, we accounted for share-based payments to employees using Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. As such, we generally recognized no compensation cost for employee stock options as options granted had exercise prices equal to the fair market value of our common stock on the date of grant. We also recorded no compensation expense in connection with our employee stock purchase plan as the purchase price of the stock paid by employees was not less than 85% of the fair market value of our common stock at the beginning and at the end of each purchase period. On December 31, 2005, our Board of Directors accelerated the vesting of all of our outstanding and unvested stock options awarded to employees, officers and non-employee directors under the stock option award program. As a result of the vesting acceleration, we recorded $1.3 million of share-based compensation expense in accordance with APB Opinion No. 25 during the three months ended December 31, 2005.

Effective January 1, 2006, we adopted SFAS No. 123R and elected the modified prospective transition method. Under the modified prospective transition method, awards that are granted, modified, repurchased or canceled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. Share-based awards that are granted prior to the effective date should continue to be valued in accordance with SFAS No. 123 and stock option expense for unvested options must be recognized in the statement of operations. As a result of the acceleration of the vesting of our outstanding and unvested options in 2005, there was no additional compensation expense recognized during the three months ended March 31, 2006 related to options granted prior to January 1, 2006.

Prior to the implementation of SFAS No. 123R, we utilized stock options as our sole form of share-based awards. During the three months ended March 31, 2006, we granted 119,850 non-vested shares of common stock (“non-vested shares”) to key employees with a weighted average fair value of $36.16. The non-vested shares’ fair values were estimated using closing market prices for the business day prior to grant. The share-based compensation for the non-vested shares will be recognized, net of estimated forfeitures, ratably over the requisite service period, or vesting period, of three years. Based on our historical experience, forfeitures have been estimated. Share-based compensation expense of $0.2 million was recognized in salaries, wages and employee benefits during the three months ended March 31, 2006. The total tax benefit related to the share-based compensation expense was $0.1 million for the three months ended March 31, 2006. Total compensation cost, net of estimated forfeitures, related to the non-vested shares not yet recognized in earnings was $3.7 million at March 31, 2006. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Prior to the adoption of SFAS No. 123R, we presented all tax benefits for tax deductions resulting from the exercise of stock options as operating cash flows on our statements of cash flows. SFAS No. 123R requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. Accordingly, we classified excess tax benefits as financing cash inflows rather than as operating cash inflows on our statement of cash flows for the three months ended March 31, 2006.

SFAS No. 123R also requires companies to calculate an initial “pool” of excess tax benefits available at the adoption date to absorb any unused deferred tax assets that may be recognized under SFAS No. 123R. The pool includes the net excess tax benefits that would have been recognized if we had adopted SFAS No. 123 for recognition purposes on its effective date. We have elected to calculate the pool of excess tax benefits under the alternative transition method described in FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards, which also specifies the method we must use to calculate excess tax benefits reported on the statement of cash flows.

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

Our exposure to market risk related to our remaining outstanding debt and available-for-sale securities is not significant and has not changed materially since December 31, 2005.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that we are able to collect the information required to be disclosed in the reports we file with the Securities and Exchange Commission (“SEC”), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this report conducted by management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer believe that these controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.	Risk Factors

A summary of factors which could affect results and cause results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf, are further described under the caption “Risk Factors” in the Business portion of our 2005 Annual Report on Form 10-K/A. There have been no changes in the nature of these factors since December 31, 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases we made of shares of our common stock during each month in the quarter ended March 31, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program(1)

January 1-31, 2006	124,000	$35.49	207,978	2,792,022
February 1-28, 2006	—	—	—	—
March 1-31, 2006	—	—	—	—

Total	124,000	$35.49	207,978	2,792,022

(1)	On November 17, 2005, we announced that our Board of Directors approved a stock repurchase program for up to 3.0 million shares of our common stock.
Item 3.	Defaults Upon Senior Securities

Not Applicable

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable

Item 5.	Other Information

Not Applicable

Item 6.	Exhibits

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

Forward Air Corporation
Date: May 8, 2006	By:	/s/ Andrew C. Clarke

Andrew C. Clarke Chief Financial Officer, Senior Vice President and Treasurer

EXHIBIT INDEX

No.	Exhibit

3.1	Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999)

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