Form 10-Q
period 2006-06-30
FORWARD AIR CORP
filed 2006-08-04
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2006
Commission File No. 000-22490

FORWARD AIR CORPORATION
(Exact name of registrant as specified in its charter)

Tennessee	62-1120025
(State or other jurisdiction of incorporation)	(I.R.S. Employer Identification No.)

430 Airport Road Greeneville, Tennessee	37745
(Address of principal executive offices)	(Zip Code)

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

Yes ☐    No ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of August 1, 2006 was 31,236,158.

Forward Air Corporation

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

Forward Air Corporation

Condensed Consolidated Balance Sheets

	June 30, 2006	December 31, 2005
	(Unaudited)	(Note 1)
	(In thousands, except share data)
Assets
Current assets:
Cash	$13,022	$332
Short-term investments	80,295	79,000
Accounts receivable, less allowance of $1,054 in 2006 and $922 in 2005	46,216	45,763
Other current assets	10,478	11,639
Total current assets	150,011	136,734

Property and equipment	92,583	91,086
Less accumulated depreciation and amortization	45,086	43,864
Total property and equipment, net	47,497	47,222
Goodwill and other acquired intangibles:
Goodwill	15,588	15,588
Other acquired intangibles, net of accumulated amortization of $1,381 in 2006 and $744 in 2005	11,369	12,007
Total goodwill and other acquired intangibles	26,957	27,595
Other assets	1,062	1,049
Total assets	$225,527	$212,600

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,219	$12,640
Accrued expenses	10,343	11,782
Short-term debt	--	1,504
Current portion of capital lease obligations	39	38
Total current liabilities	17,601	25,964

Capital lease obligations, less current portion	817	837
Deferred income taxes	8,142	6,983

Shareholders’ equity:
Preferred stock	--	--
Common stock, $0.01 par value:
Authorized shares - 50,000,000
Issued and outstanding shares - 31,499,871 in 2006 and 31,360,842 in 2005	315	314
Additional paid-in capital	2,877	--
Accumulated other comprehensive income	--	--
Retained earnings	195,775	178,502
Total shareholders’ equity	198,967	178,816
Total liabilities and shareholders’ equity	$225,527	$212,600

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation

Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(In thousands, except per share data)

Operating revenue	$86,779	$77,488	$169,109	$147,021

Operating expenses:
Purchased transportation	35,134	31,003	67,570	59,482
Salaries, wages and employee benefits	18,330	16,367	37,123	31,819
Operating leases	3,422	3,376	6,868	6,712
Depreciation and amortization	2,052	1,969	4,451	3,822
Insurance and claims	1,710	1,839	3,191	3,021
Other operating expenses	6,364	6,143	13,183	11,993
Total operating expenses	67,012	60,697	132,386	116,849
Income from operations	19,767	16,791	36,723	30,172

Other income (expense):
Interest expense	(16)	(31)	(41)	(45)
Other, net	887	2,222	1,521	2,753
Total other income	871	2,191	1,480	2,708
Income before income taxes	20,638	18,982	38,203	32,880
Income taxes	7,617	7,028	14,174	12,233
Net income	$13,021	$11,954	$24,029	$20,647

Income per share:
Basic	$0.41	$0.37	$0.77	$0.64
Diluted	$0.41	$0.37	$0.75	$0.63
Dividends declared per share	$0.07	$0.06	$0.14	$0.12

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	June 30, 2006	June 30, 2005
	(In thousands)

Operating activities:
Net income	$24,029	$20,647
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,451	3,822
Share-based compensation	580	--
Atlanta condemnation settlement gain	--	(1,428)
Other non-cash charges	--	274
(Gain) loss on sale of property and equipment	(165)	31
Provision for loss (recovery) on receivables	39	(190)
Provision for revenue adjustments	1,083	964
Deferred income taxes	1,569	(384)
Tax benefit of stock options exercised	(1,423)	588
Changes in operating assets and liabilities:
Accounts receivable	(3,508)	(2,657)
Prepaid expenses and other current assets	(746)	(1,133)
Accounts payable and accrued expenses	(6,860)	(3,352)
Income taxes	2,920	2,634
Net cash provided by operating activities	21,969	19,816

Investing activities:
Proceeds from disposal of property and equipment	3,200	51
Purchases of property and equipment	(5,190)	(2,114)
Proceeds from sales or maturities of available-for-sale securities	114,404	171,869
Purchases of available-for-sale securities	(115,699)	(146,040)
Acquisition of business	--	(12,750)
Proceeds from Atlanta condemnation settlement/release of amounts held in escrow	--	2,765
Other	(13)	(17)
Net cash (used in) provided by investing activities	(3,298)	13,764

Financing activities:
Payments of capital lease obligations	(19)	(14)
Payments on line of credit	(1,504)	--
Proceeds from exercise of stock options	4,183	1,219
Payments of cash dividends	(4,407)	(3,878)
Cash paid for fractional shares in 3-for-2 stock split	--	(44)
Common stock issued under employee stock purchase plan	115	130
Repurchase of common stock	(5,772)	(22,893)
Tax benefit of stock options exercised	1,423	--
Net cash used in financing activities	(5,981)	(25,480)
Net increase in cash	12,690	8,100
Cash at beginning of period	332	78
Cash at end of period	$13,022	$8,178
Common stock repurchase liabilities included in accounts payable	$--	$3,545

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands, except share and per share data)
June 30, 2006

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Forward Air Corporation Annual Report on Form 10-K/A for the year ended December 31, 2005.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the financial information and footnotes required by United States generally accepted accounting principles for complete financial statements.

2.	Comprehensive Income

Comprehensive income includes any changes in the equity of the Company from transactions and other events and circumstances from non-owner sources. Comprehensive income for the three and six months ended June 30, 2006 was $13,021 and $24,029, respectively, which includes unrealized losses of less than $1 on available-for-sale securities. Comprehensive income for the three and six months ended June 30, 2005 was $11,954 and $20,644, respectively, which includes $-0- and $3 in unrealized losses, respectively, on available-for-sale securities.

3.	Share-Based Payments

Prior to January 1, 2006, as permitted by Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the Company accounted for share-based payments to employees using Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. As such, the Company generally recognized no compensation cost for its employee stock options as options granted had exercise prices equal to the fair market value of the Company’s common stock on the date of grant. The Company also recorded no compensation expense in connection with its employee stock purchase plan as the purchase price of the stock paid by employees was not less than 85% of the fair market value of its common stock at the beginning and at the end of each purchase period. On December 31, 2005, the Company’s Board of Directors accelerated the vesting of all of the Company’s outstanding and unvested stock options awarded to employees, officers and non-employee directors under the Company’s stock option award program. As a result of the vesting acceleration, the Company recorded $1,300 of share-based compensation expense in accordance with APB Opinion No. 25 during the year ended December 31, 2005.

Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”), and elected the modified prospective transition method. Under the modified prospective transition method, awards that are granted, modified, repurchased or canceled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. Share-based awards that were granted prior to the effective date should continue to be valued in accordance with SFAS No. 123 and stock option expense for unvested options must be recognized in the statement of operations. As a result of the Company’s acceleration of the vesting of its outstanding and unvested options in 2005, there was no additional compensation expense recognized during the three and six months ended June 30, 2006 related to options granted prior to January 1, 2006.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

3.	Share-Based Payments (continued)

The following tables summarize the Company’s employee stock option activity and related information for the three and six months ended June 30, 2006:

	Three months ended June 30, 2006
	Options (000)	Weighted-Average Exercise Price	Aggregate Intrinsic Value (000)	Weighted-Average Remaining Contractual Term
Outstanding at beginning of period	1,877	$23
Granted/converted	--	--
Exercised	(388)	$24
Forfeited	--	--
Outstanding at end of period	1,489	$23	$21,201	7.4
Exercisable at end of period	1,489	$23	$21,201	7.4

	Six months ended June 30, 2006
	Options (000)	Weighted-Average Exercise Price	Aggregate Intrinsic Value (000)	Weighted-Average Remaining Contractual Term
Outstanding at beginning of period	1,957	$23
Granted/converted	--	--
Exercised	(468)	$23
Forfeited	--	--
Outstanding at end of period	1,489	$23	$21,201	7.4
Exercisable at end of period	1,489	$23	$21,201	7.4

Each May from 1995 to 2005 options have been granted to the non-employee directors of the Company. The options have terms of ten years and are fully exercisable. At June 30, 2006, 111,875 options were outstanding and will expire in July 2010 through May 2015 unless a non-employee director resigns or is not re-elected, in which event the options expire 90 days after the option holder is no longer a non-employee director. During the three and six months ended June 30, 2006, 2,500 options with a weighted-average exercise price of $20.20 were exercised. At June 30, 2006, the total aggregate intrinsic value of these options was $1,717 and the weighted-average exercise price and remaining contractual term were $22.13 and 7.2 years, respectively.

Prior to the implementation of SFAS No. 123R, stock options were the sole form of share-based awards utilized by the Company. During the three and six months ended June 30, 2006, the Company granted 4,500 and 124,350 non-vested shares of common stock (“non-vested shares”), respectively, to key employees with a weighted-average fair value of $38.98 and $36.26, respectively. The non-vested shares’ fair values were estimated using closing market prices for the business day prior to grant. The share-based compensation for the non-vested shares will be recognized, net of estimated forfeitures, ratably over the requisite service period, or vesting period, of three years. Forfeitures have been estimated based on the Company’s historical experience. Share-based compensation expense of $313 and $537, respectively, was recognized in salaries, wages and employee benefits during the three and six months ended June 30, 2006. The total tax benefit related to the share-based expense was $116 and $199, respectively, for the three and six months ended June 30, 2006. Total compensation cost, net of estimated forfeitures, related to the non-vested shares not yet recognized in earnings was $3,476 at June 30, 2006. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

3.	Share-Based Payments (continued)

On May 23, 2006, the Company’s shareholders approved the Company’s 2006 Non-Employee Director Stock Plan (the “2006 Plan”). The 2006 Plan is designed to better enable the Company to attract and retain well-qualified persons for service as directors of the Company. Under the 2006 Plan, on the first business day after each Annual Meeting of Shareholders, each non-employee director will automatically be granted an award of 2,250 non-vested shares of the Company’s common stock The non-vested shares will become vested and non-forfeitable in equal annual installments over three years. Each director may elect to defer receipt of the shares under a non-vested share award until the director terminates service on the Board of Directors. If a director elects to defer receipt, the Company will issue deferred stock units to the director which do not represent actual ownership in shares and the director will not have voting rights or other incidents of ownership until the shares are issued. However, the Company will credit the director with dividend equivalent payments in the form of additional deferred stock units for each cash dividend payment made by the Company. After approval of the 2006 Plan, 11,250 non-vested shares and 2,250 deferred stock units were issued to the Company’s non-employee directors with a weighted-average fair value of $36.27. The share-based compensation for these awards will be recognized, net of estimated forfeitures, ratably over the requisite service period, or vesting period, of three years. Share-based compensation expense of $12 was recognized in salaries, wages and employee benefits during the three and six months ended June 30, 2006. The total tax benefit related to the share-based expense was $4 for the three and six months ended June 30, 2006. Total compensation cost, net of estimated forfeitures, related to the non-vested shares and deferred stock units not yet recognized in earnings was $424 at June 30, 2006. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Dividends paid on non-vested shares that are subsequently forfeited prior to vesting are required by SFAS No. 123R to be recorded to expense instead of as a direct reduction to retained earnings. SFAS No. 123R requires dividend forfeitures to be estimated. Estimated dividend forfeitures recorded to share-based compensation during the three and six months ended June 30, 2006 were $2.

Under the 2005 Employee Stock Purchase Plan (the “ESPP”), which has been approved by shareholders, the Company is authorized to issue up to a remaining 484,975 shares of common stock to employees of the Company. These shares may be issued at a price equal to 90% of the lesser of the market value on the first day or the last day of each six month purchase period. Common stock purchases are paid for through periodic payroll deductions and/or up to two large lump sum contributions. For the three and six months ended June 30, 2006, participants under the plan purchased 3,529 shares at an average price of $32.58. The weighted-average fair value of each purchase right under the ESPP granted for the three and six months ended June 30, 2006, which is equal to the discount from the market value of the common stock at the end of each six month purchase period, was $8.15. Share-based compensation expense of $29 was recognized in salaries, wages and employee benefits, during the three and six months ended June 30, 2006. The total tax benefit related to the share-based expense was $11 for the three and six months ended June 30, 2006.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

3.	Share-Based Payments (continued)

If the Company had adopted SFAS No. 123R in the prior periods the amount of compensation cost that would have been recognized during the three and six months ended June 30, 2005, would have approximated the following:

	Three months ended	Six months ended
	June 30, 2005	June 30 2005
Net income, as reported	$11,954	$20,647
Pro forma compensation expense, net of tax	(1,045)	(1,853)
Pro forma net income	$10,909	$18,794

As reported net income per share:
Basic	$0.37	$0.64
Diluted	$0.37	$0.63

Pro forma net income per share:
Basic	$0.34	$0.58
Diluted	$0.33	$0.58

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits for tax deductions resulting from the exercise of stock options as operating cash flows on its statements of cash flows. SFAS No. 123R requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. Accordingly, the Company classified excess tax benefits as financing cash inflows rather than as operating cash inflows on its statement of cash flows for the six months ended June 30, 2006.

SFAS No. 123R also requires companies to calculate an initial “pool” of excess tax benefits available at the adoption date to absorb any unused deferred tax assets that may be recognized under SFAS No. 123R. The pool includes the net excess tax benefits that would have been recognized if the Company had adopted SFAS No. 123 for recognition purposes on its effective date. The Company has elected to calculate the pool of excess tax benefits under the alternative transition method described in Financial Accounting Standards Board ("FASB") Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards, which also specifies the method the Company must use to calculate excess tax benefits reported on the statement of cash flows.

4.	Net Income Per Share

During the three months ended March 31, 2006 and June 30, 2006, dividends of $0.07 per share were declared on common stock then outstanding. The quarterly dividends were paid on March 31, 2006 and June 9, 2006. During the three months ended March 31, 2005 and June 30, 2005, dividends of $0.06 per share were declared on common stock then outstanding. The quarterly dividends were paid on April 18, 2005 and June 3, 2005. Subsequent to June 30, 2006, the Company declared a cash dividend of $0.07 per share that will be paid on September 8, 2006 to shareholders of record at the close of business on August 25, 2006. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

4.	Net Income Per Share (continued)

The following table sets forth the computation of basic and diluted income per share (in thousands, except per share data):

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Numerator:
Numerator for basic and diluted income per share - net income	$13,021	$11,954	$24,029	$20,647

Denominator:
Denominator for basic income per share - weighted-average shares	31,431	32,277	31,354	32,282
Effect of dilutive stock options and non-vested shares	497	344	498	392
Denominator for diluted income per share - adjusted weighted-average shares	31,928	32,621	31,852	32,674
Basic income per share	$0.41	$0.37	$0.77	$0.64
Diluted income per share	$0.41	$0.37	$0.75	$0.63

5.	Credit Facility

The Company has a $20,000 unsecured working capital line of credit facility with a Tennessee bank. On May 25, 2006, the Company amended the unsecured working capital line of credit facility to extend the maturity date to April 30, 2008.

6.	Income Taxes

For the three and six months ended June 30, 2006 and June 30, 2005, the effective income tax rates varied from the statutory federal income tax rate of 35.0%, primarily as a result of the effect of state income taxes, net of the federal benefit and permanent differences between book and tax net income.

7.	Acquisition of Certain Assets of the Airport-to-Airport Operations of U.S. Xpress Enterprises, Inc.

On May 28, 2005, the Company acquired certain assets of the airport-to-airport operations of U.S. Xpress Enterprises, Inc. (“USX”) for $12,750 in cash. In connection with the purchase, the Company acquired the airport-to-airport customer list of USX and USX agreed not to compete in the airport-to-airport market for a period of ten years. The purchase price allocation in accordance with SFAS No. 141, Business Combinations, is acquired intangible assets with a total value of $12,750 (majority of the allocation to the non-compete agreement). The acquired intangible assets will be amortized over a period of ten years. The Company began amortizing the assets on a straight-line basis during the last month of the second quarter of 2005 and recorded amortization expense of approximately $319 and $638 during the three and six months ended June 30, 2006, respectively, as compared to $106 during the three and six months ended June 30, 2005. The results of operations of the USX airport-to-airport operations are included in the condensed consolidated income statement for the three and six months ended June 30, 2006, but only results of operations from May 28, 2005 through June 30, 2005 are included in the condensed consolidated income statement for the three and six months ended June 30, 2005.

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

The Company estimates its self-insurance loss exposure by evaluating the merits and circumstances surrounding individual known claims and by performing hindsight analysis to determine an estimate of probable losses on claims incurred but not reported. Such losses could be realized immediately as the events underlying the claims have already occurred as of the balance sheet dates.

Because of the uncertainty of the ultimate resolution of outstanding claims, as well as uncertainty regarding claims incurred but not reported, it is possible that management’s provision for these losses could change materially in the near term. However, no estimate can currently be made of the range of additional loss that is at least reasonably possible.

Atlanta Terminal Condemnation

During the fourth quarter of 2002, the City of Atlanta filed a Petition for Condemnation and Declaration of Taking for a terminal facility owned by Transportation Properties, Inc. and leased by Forward Air, Inc., two of the Company’s wholly owned subsidiaries. The condemnation was filed in connection with the fifth runway airport expansion project at Atlanta Hartsfield-Jackson International Airport. According to the 2002 condemnation petition, the City of Atlanta took ownership of the property and building and deposited $2,600 into the Registry of the Superior Court of Clayton County, Georgia (the “Court”) as compensation to Transportation Properties, Inc. The Company filed a protest to the City of Atlanta’s evaluation of the property and building and also challenged the method of condemnation it utilized. Prior to December 2003, the City of Atlanta destroyed the condemned building in conjunction with the runway expansion project. On or about December 30, 2003, the Court ruled that the City of Atlanta’s method of condemnation was improper and returned ownership of the land to the Company.

During January 2004, the City of Atlanta filed a second condemnation petition to obtain title to the land. In connection with this second petition, the City of Atlanta deposited an additional $1,261 into the Registry of the Court, which was the City of Atlanta’s estimated fair market value of the land. The City of Atlanta petitioned the Court and was granted the right to withdraw the original $2,600 escrow balance it paid into the Court as part of the first petition for condemnation. The Company and its outside counsel believed that the December 30, 2003 ruling by the Court and the City of Atlanta’s actions subsequent to the first condemnation gave rise to additional theories of recovery. The Company challenged the method of condemnation set forth in the second petition and the withdrawal of the original $2,600 escrow balance. Additionally, the Company had claims for damages arising from the City of Atlanta’s destruction of the Company’s building during the wrongful possession of the property by the City of Atlanta. As of December 31, 2004, the Company had received the $1,261 escrow into cash and had a $1,339 receivable for the difference in the original $2,600 escrow and actual $1,261 in escrow received.

In the second quarter of 2005, an agreement was reached with the City of Atlanta to settle the dispute. In the settlement, the City of Atlanta paid the Company approximately $2,765, which represents payment of the receivable of $1,339 along with additional pre-tax gain of approximately $1,426, included in other income, net. The cash received is net of attorney’s fees.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

9.	Recent Accounting Pronouncements

During June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” (“FIN 48”) which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance prescribed in FIN 48 establishes a recognition threshold of more likely than not that a tax position will be sustained upon examination. The measurement attribute of FIN 48 requires that a tax position be measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company is in the process of evaluating the impact that FIN 48 will have on the Company’s financial position and results of operations and currently plans to adopt FIN 48 on January 1, 2007.

10.	Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to the 2006 presentation. These reclassifications had no effect on net income as previously reported.

11.	Subsequent Event

On July 5, 2006, the Company announced a three-year partnership with DHL Global Forwarding. Under the terms of the partnership the Company will be the primary provider of DHL Global Forwarding’s expedited ground transportation services.

On July 10, 2006, as part of the Company’s plan to acquire three new sites in key gateway cities, the Company entered into an agreement to purchase real property and to construct a new terminal near Chicago, Illinois for $22,105. A deposit of $3,316 was paid to the sellers upon execution of the agreement in July 2006. The remainder of the purchase price will be paid upon completion of the new terminal, which the Company estimates will occur in December 2006 or January 2007.

On November 17, 2005, the Company announced that its Board of Directors approved a stock repurchase program for up to 3.0 million shares of common stock (the “2005 Repurchase Plan”). During July and August 2006, the Company has repurchased 462,300 shares of common stock under the 2005 Repurchase Plan for $14,692, or $31.78 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Executive Summary

We are a leading provider of time-definite surface transportation and related logistics services to the North American deferred air freight market. We offer our customers scheduled surface transportation of cargo as a cost effective, reliable alternative to air transportation. We transport cargo that must be delivered at a specific time, but is less time-sensitive than traditional air freight. This type of cargo is frequently referred to in the transportation industry as deferred air freight. We operate through a network of 81 terminals located on or near airports in the United States and Canada, including a central sorting facility in Columbus, Ohio and nine regional hubs serving key markets.

In addition, on June 6, 2006, we introduced our new pick-up and delivery service called Forward Air Complete™ whereby we arrange for cargo to be picked up from and/or delivered to a customer-designated site. Through offering Forward Air Complete™ we expect to increase tonnage through our network by attracting new customers or shipments from existing customers that require door-to-door service. Start-up costs incurred during the three and six months ended June 30, 2006 were $0.2 million. Revenue from the limited roll out of Forward Air Complete™ was $0.1 million during the three and six months ended June 30, 2006.

We believe the demand for lower-cost truck transportation will continue to increase due to several trends. These trends include:

•	Increased outsourcing of logistics management to third party logistics providers;

•	Integrated air cargo carriers’ focus on overnight freight; and

•	Reduced airline cargo capacity.

These trends combined with our expansive network of 81 terminals, focus on the deferred air freight market and superior service offerings are key to our continued success.

Our operations, particularly our network of hubs and terminals, represent substantial fixed costs. Consequently, our continued growth depends in significant part on our ability to increase the amount and revenue per pound of the freight shipped through our network. In addition to increasing freight through our network, a key factor to success is our ability to efficiently manage our owner-operator fleet limiting the use of more expensive brokerage services.

Trends and Developments

During the three months ended June 30, 2006 our logistics business experienced significant growth while the growth rate for our airport-to-airport business began to slow. The growth rate of our logistics business is driven by our added capacity and continuing efforts to promote and expand the business, as well as by our enhanced technology. During the three months ended June 30, 2006, the one-year anniversary of our May 28, 2005 acquisition of certain assets of U.S. Xpress Enterprises, Inc. (“USX”) occurred bringing an anticipated slowing of the airport-to-airport tonnage and revenue growth. In anticipation of this slowing, we began a number of initiatives focused on continued growth of our airport-to-airport business as well as overall revenue growth. Two of these initiatives are the implementation of Forward Air Complete™ and our recently announced partnership with DHL Global Forwarding. Our three-year agreement with DHL Global Forwarding to be their primary ground transportation provider was effective July 1, 2006.

Results of Operations

The following table sets forth our historical financial data for the three months ended June 30, 2006 and 2005:

	2006	2005	Change	% Change
Operating revenue:
Airport-to-airport	$73.9	$66.7	$7.2	10.8%
Logistics	8.0	6.0	2.0	33.3
Accessorial	4.9	4.8	0.1	2.1
Total operating revenue	86.8	77.5	9.3	12.0
Operating expenses:
Purchased transportation	35.1	31.0	4.1	13.2
Salaries, wages and employee benefits	18.3	16.4	1.9	11.6
Operating leases	3.4	3.4	--	--
Depreciation and amortization	2.1	2.0	0.1	5.0
Insurance and claims	1.7	1.8	(0.1)	(5.6)
Other operating expenses	6.4	6.1	0.3	4.9
Total operating expenses	67.0	60.7	6.3	10.4
Income from operations	19.8	16.8	3.0	17.9
Total other income	0.8	2.2	(1.4)	(63.6)
Income before income taxes	20.6	19.0	1.6	8.4
Income taxes	7.6	7.0	0.6	8.6
Net income	$13.0	$12.0	$1.0	8.3%

The following table shows the percentage relationship of expense items to operating revenue for the three months ended June 30, 2006 and 2005:

	2006	2005

Operating revenue:
Airport-to-airport	85.1%	86.1%
Logistics	9.2	7.7
Accessorial	5.7	6.2
Total operating revenue	100.0%	100.0%
Operating expenses:
Purchased transportation	40.4	40.0
Salaries, wages and employee benefits	21.1	21.1
Operating leases	3.9	4.4
Depreciation and amortization	2.4	2.5
Insurance and claims	2.0	2.4
Other operating expenses	7.4	7.9
Total operating expenses	77.2	78.3
Income from operations	22.8	21.7
Total other income	0.9	2.8
Income before income taxes	23.7	24.5
Income taxes	8.7	9.1
Net income	15.0%	15.4%

Three Months Ended June 30, 2006 compared to Three Months Ended June 30, 2005

Operating revenue increased by $9.3 million, or 12.0%, to $86.8 million in the second quarter of 2006 from $77.5 million in the same period of 2005. Airport-to-airport revenue, which is the largest component of our operating revenue, increased $7.2 million, or 10.8%, to $73.9 million, accounting for 85.1% of our total operating revenue during the three months ended June 30, 2006 compared to 86.1% for the three months ended June 30, 2005. The increase in airport-to-airport revenue was driven by an increase in tonnage and an increase in rates. Tonnage that transited our network increased by approximately 4.0% in the three months ended June 30, 2006 compared with the three months ended June 30, 2005. The increase in tonnage is a result of positive trends among our customer base and the acquisition of certain assets of USX on May 28, 2005. Our airport-to-airport business is priced on a per pound basis and the average revenue per pound, including the impact of fuel surcharges, increased 6.6% for the three months ended June 30, 2006 versus the three months ended June 30, 2005. Average revenue per pound increased primarily due to rate increases implemented in March 2006, an overall stronger pricing environment and increased fuel surcharges to offset rising fuel costs. Airport-to-airport revenue decreased as percentage of total revenue due to the significant growth in logistics revenue discussed below.

Our logistics revenue, which is primarily truckload brokerage and priced on a per mile basis, increased $2.0 million, or 33.3%, to $8.0 million in the second quarter of 2006 from $6.0 million in the same period of 2005. Logistics revenue increased despite the loss of a significant customer during the second half of 2005 who accounted for approximately $0.5 million in logistics revenue during the three months ended June 30, 2005. The increase in logistics revenue is primarily due to increased customer demand along with our ability to secure sufficient outside power and, to a lesser extent, an improvement in our rate per mile. During the three months ended June 30, 2006, we increased the number of miles driven to support our logistics revenue by 26.7%. The increase in miles driven is a result of our continued efforts to grow our logistics business and obtain additional customers. The average revenue per mile of our logistics business, including the impact of fuel surcharges, increased 5.5% for the three months ended June 30, 2006 versus the three months ended June 30, 2005. The increase in our revenue per mile is primarily due to improved mix of business and increased fuel surcharges to offset rising fuel costs.

Accessorial revenue, which includes warehousing services and terminal handling and accounts for our final component of operating revenue, increased $0.1 million to $4.9 million, a 2.1% increase from $4.8 million for the same period in 2005. The increase was primarily due to revenue earned from our Forward Air Complete™ pick-up and delivery service offering.

Purchased transportation increased by $4.1 million, or 13.2%, to $35.1 million for the three months ended June 30, 2006 from $31.0 million for the three months ended June 30, 2005. The increase in purchased transportation is primarily attributable to an increase of approximately 9.0% in miles driven and an approximate 4.0% increase in the total cost per mile for the second quarter of 2006 versus the same period in 2005. As a percentage of total operating revenue, purchased transportation increased to 40.4% during the three months ended June 30, 2006 compared to 40.0% in the same period of 2005. The increase in purchased transportation as a percentage of revenue is derived from the increase in logistics revenue as a percentage of total revenue. The logistics business incurs higher purchased transportation costs than the airport-to-airport business; therefore, the shift in revenue mix to more logistics revenue causes higher purchased transportation costs as a percentage of revenue. For the three months ended June 30, 2006, purchased transportation costs for our airport-to-airport network remained consistent at 38.3% of airport-to-airport revenue versus 38.4% for the same period in 2005. For the three months ended June 30, 2006, logistics purchased transportation costs represented 70.3% of logistics revenue versus 71.3% for the three months ended June 30, 2005. The decrease in logistics purchased transportation costs as a percentage of revenue resulted from higher revenue per mile partially offset by an increase in our per mile cost. Logistics cost per mile increased due to the use of more third party brokers as opposed to our less costly fleet of owner-operators. Other purchased transportation costs as a percentage of revenue increased to 24.8% of other revenue for the three months ended June 30, 2006 from 23.3% for the same period in 2005. The increase as a percentage of revenue is primarily attributable to the loss of certain customer business discussed in the analysis of logistics revenue above.

Salaries, wages and employee benefits were 21.1% of operating revenue in the second quarter of 2006 and 2005. Salaries, wages and employee benefits remained consistent as a percentage of revenue as increased costs for share-based compensation and for group health care were offset by decreased salaries, wages and employee benefits as a percentage of operating revenue. The increase in salaries, wages and employee benefits as a percentage of operating revenue is attributable to a $0.7 million, or 0.7% as a percentage of operating revenue, increase in health care costs due to increased participants in our health care plan as well as a larger number of high dollar claims. Additionally, there was a $0.4 million, or 0.4% as a percentage of operating revenue, increase in share-based compensation due to the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”), and the issuance of non-vested shares during the three and six months ended June 30, 2006. These increases were offset by salaries and wages, including payroll taxes, and workers’ compensation insurance and expenses, which increased by $0.9 million, or 6.0%, but declined 1.1% as a percentage of revenue due to the increase in operating revenue. Salaries and wages and workers’ compensation insurance and expenses increased 6.0% to meet the additional demands of increased tonnage through our network.

Operating leases, the largest component of which is facility rent, were 3.9% of operating revenue in the second quarter of 2006 compared to 4.4% in the same period of 2005. The decrease in operating leases as a percentage of operating revenue between periods was attributable to the increase in operating revenue, as operating lease expense was $3.4 million during the three months ended June 30, 2006 and 2005.

Depreciation and amortization expense as a percentage of operating revenue was 2.4% in the second quarter of 2006 compared to 2.5% in the same period of 2005. The decrease in depreciation and amortization expense as a percentage of operating revenue was attributable to the increase in operating revenue as depreciation and amortization actually increased $0.1 million from the three months ended June 30, 2005 to the three months ended June 30, 2006. The increase in depreciation and amortization is due to the three months ended June 30, 2006 including two additional months, or $0.2 million of amortization expense, resulting from the purchase of certain assets of USX on May 28, 2005. The increase in amortization was offset by lower depreciation due to certain software assets being fully depreciated.

Insurance and claims were 2.0% of operating revenue in the second quarter of 2006 compared to 2.4% in the same period of 2005. The decrease in insurance and claims is primarily the result of lower claims experience during the three months ended June 30, 2006.

Other operating expenses were 7.4% of operating revenue in the second quarter of 2006 compared to 7.9% in the same period of 2005. The decrease in other operating expenses as a percentage of operating revenue was attributable to an increase in operating revenue. The increase in other operating expenses in total dollars is attributable to a $0.3 million increase in volume-related operating expenses, such as fuel, tires and station handling fees.

Income from operations increased by $3.0 million, or 17.9%, to $19.8 million for the second quarter of 2006 compared with $16.8 million for the same period in 2005. The increase in income from operations was primarily a result of the increase in operating revenue which was partially offset by an increase in operating costs associated with operating the network.

Other income, net was $0.8 million, or 0.9% of operating revenue, in the second quarter of 2006 compared with $2.2 million, or 2.8%, for the same period in 2005. The decrease in other income in total dollars and as a percentage of operating revenue was attributable to the three months ended June 30, 2005 including the $1.4 million gain from our lawsuit settlement with the City of Atlanta regarding property we owned adjacent to the Atlanta Hartsfield-Jackson International Airport.

The combined federal and state effective tax rate for the second quarter of 2006 was 36.9% compared to a rate of 37.0% for the same period in 2005.

As a result of the foregoing factors, net income increased by $1.0 million, or 8.3%, to $13.0 million for the second quarter of 2006 compared to $12.0 million for the same period in 2005.

The following table sets forth our historical financial data for the six months ended June 30, 2006 and 2005:

	2006	2005	Change	% Change
Operating revenue:
Airport-to-airport	$145.7	$125.5	$20.2	16.1%
Logistics	14.0	11.9	2.1	17.6
Accessorial	9.4	9.6	(0.2)	(2.1)
Total operating revenue	169.1	147.0	22.1	15.0
Operating expenses:
Purchased transportation	67.6	59.5	8.1	13.6
Salaries, wages and employee benefits	37.1	31.8	5.3	16.7
Operating leases	6.9	6.7	0.2	3.0
Depreciation and amortization	4.4	3.8	0.6	15.8
Insurance and claims	3.2	3.0	0.2	6.7
Other operating expenses	13.2	12.0	1.2	10.0
Total operating expenses	132.4	116.8	15.6	13.4
Income from operations	36.7	30.2	6.5	21.5
Total other income	1.5	2.7	(1.2)	(44.4)
Income before income taxes	38.2	32.9	5.3	16.1
Income taxes	14.2	12.2	2.0	16.4
Net income	$24.0	$20.7	$3.3	15.9%

The following table shows the percentage relationship of expense items to operating revenue for the six months ended June 30, 2006 and 2005:
	2006	2005
Operating revenue:
Airport-to-airport	86.2%	85.4%
Logistics	8.3	8.1
Accessorial	5.5	6.5
Total operating revenue	100.0%	100.0%
Operating expenses:
Purchased transportation	40.0	40.5
Salaries, wages and employee benefits	21.9	21.6
Operating leases	4.1	4.6
Depreciation and amortization	2.6	2.6
Insurance and claims	1.9	2.1
Other operating expenses	7.8	8.1
Total operating expenses	78.3	79.5
Income from operations	21.7	20.5
Total other income	0.9	1.8
Income before income taxes	22.6	22.3
Income taxes	8.4	8.3
Net income	14.2%	14.0%

Six Months Ended June 30, 2006 compared to Six Months Ended June 30, 2005

Operating revenue increased by $22.1 million, or 15.0%, to $169.1 million for the six months ended June 30, 2006 from $147.0 million in the same period of 2005. Airport-to-airport revenue, which is the largest component of our operating revenue, increased $20.2 million, or 16.1%, to $145.7 million, accounting for 86.2% of our total operating revenue during the six months ended June 30, 2006 compared to 85.4% for the six months ended June 30, 2005. The increase in airport-to-airport revenue was driven by an increase in tonnage and an increase in rates. Tonnage that transited our network increased by 8.7% in the six months ended June 30, 2006 compared with the six months ended June 30, 2005. The increase in tonnage is a result of positive trends among our customer base and the acquisition of certain assets of USX on May 28, 2005. Our airport-to-airport business is priced on a per pound basis and the average revenue per pound, including the impact of fuel surcharges, increased 6.8% for the six months ended June 30, 2006 versus the six months ended June 30, 2005. Average revenue per pound increased primarily due to rate increases implemented in March 2006, an overall stronger pricing environment and increased fuel surcharges to offset rising fuel costs.

Our logistics revenue, which is primarily truckload brokerage and priced on a per mile basis, increased $2.1 million, or 17.6%, to $14.0 million for the six months ended June 30, 2006 from $11.9 million in the same period of 2005. Logistics revenue increased despite the loss of a significant customer in the second half of 2005 who accounted for approximately $1.1 million in logistics revenue during the six months ended June 30, 2005. The increase in logistics revenue is primarily due to increased customer demand along with our ability to secure sufficient outside power and, to a lesser extent, an improvement in our rate per mile. During the six months ended June 30, 2006, we increased the number of miles driven to support our logistics revenue by 9.7%. The increase in miles driven is a result of our continued efforts to grow our logistics business and obtain additional customers. The average revenue per mile of our logistics business, including the impact of fuel surcharges, increased 7.5% for the six months ended June 30, 2006 versus the six months ended June 30, 2005. The increase in our revenue per mile is primarily due to improved mix of business and increased fuel surcharges to offset rising fuel costs.

Accessorial revenue, which includes warehousing services and terminal handling and accounts for our final component of operating revenue, decreased $0.2 million to $9.4 million, a 2.1% decrease from $9.6 million for the same period in 2005. The decrease was primarily attributable to a decline in terminal handling revenue as a result of the customer loss discussed in logistics revenue partially offset by revenue from our new Forward Air Complete™ service offering.

Purchased transportation increased by $8.1 million, or 13.6%, to $67.6 million for the six months ended June 30, 2006 from $59.5 million for the six months ended June 30, 2005. The increase in purchased transportation is primarily attributable to an increase of approximately 10.6% in miles driven and an approximate 2.7% increase in the total cost per mile for the six months ended June 30, 2006 versus the same period in 2005. As a percentage of total operating revenue, purchased transportation decreased to 40.0% during the six months ended June 30, 2006 compared to 40.5% in the same period of 2005. For the six months ended June 30, 2006, purchased transportation costs for our airport-to-airport network decreased to 38.0% of airport-to-airport revenue for the six months ended June 30, 2006 versus 38.9% for the same period in 2005. The proportionate improvement resulted from better load factors as well as the increase in revenue due to rate increases within the six months ended June 30, 2006. For the six months ended June 30, 2006, logistics purchased transportation costs represented 69.8% of logistics revenue versus 70.6% for the six months ended June 30, 2005. The decrease resulted from higher revenue per mile partially offset by an increase in our per mile cost. Logistics cost per mile increased as a result of the use of more third party brokers as opposed to our less costly fleet of owner-operators. Other purchased transportation costs as a percentage of revenue increased to 25.2% of other revenue for the six months ended June 30, 2006 from 23.0% for the same period in 2005. The increase as a percentage of revenue is primarily attributable to the decline in other revenue, mainly terminal handling revenue, due to the loss of certain customer business discussed in the analysis of logistics revenue above.

Salaries, wages and employee benefits were 21.9% of operating revenue for the six months ended June 30, 2006 compared to 21.6% for the same period of 2005. The increase in salaries, wages and employee benefits as a percentage of operating revenue is attributable to a $1.5 million, or 0.7% as a percentage of operating revenue, increase in health care costs due to increased participants in our health care plan as well as a larger number of high dollar claims. Additionally, there was a $0.6 million, or 0.4% as a percentage of operating revenue, increase in share-based compensation resulting from the implementation of SFAS No. 123R, and the issuance of non-vested shares during the six months ended June 30, 2006. These increases were offset by salaries and wages, including payroll taxes, and workers’ compensation insurance and expenses, which increased by $3.2 million, or 10.8%, but declined 0.8% as a percentage of revenue due to the increase in operating revenue. Salaries and wages and workers’ compensation insurance and expenses increased 10.8% to meet the additional demands of increased tonnage through our network.

Operating leases, the largest component of which is facility rent, were 4.1% of operating revenue for the six months ended June 30, 2006 compared with 4.6% in the same period of 2005. The decrease in operating leases as a percentage of operating revenue between periods was attributable to the increase in operating revenue as operating lease expenses increased $0.2 million from the six months ended June 30, 2005 to the six months ended June 30, 2006. The $0.2 million increase is attributable to expansion of certain facilities resulting in higher facility rent.

Depreciation and amortization expense as a percentage of operating revenue was 2.6% for the six months ended June 30, 2006 and 2005. Depreciation and amortization expense increased $0.6 million, or 15.8%, from the six months ended June 30, 2006 compared to the six months ended June 30, 2005. The increase in depreciation and amortization is due to the six months ended June 30, 2006 including five additional months, or $0.5 million of amortization expense, due to the purchase of certain assets of USX on May 28, 2005. The remaining increase was attributable to increased depreciation on new trailers purchased during 2005 and the first quarter of 2006 offset by lower depreciation on certain software assets that had been fully depreciated.

Insurance and claims were 1.9% of operating revenue for the six months ended June 30, 2006 compared to 2.1% in the same period of 2005. The $0.2 million increase in insurance and claims is primarily the result of lower claims experience as well as lower insurance premiums during the six months ended June 30, 2005.

Other operating expenses were 7.8% of operating revenue for the six months ended June 30, 2006 compared to 8.1% in the same period of 2005. The decrease in other operating expenses as a percentage of operating revenue was attributable to the increase in operating revenue. The increase in other operating expenses in total dollars is attributable to a $0.5 million increase related to the replacement of trailers and a $0.9 million increase in volume-related operating expenses, such as fuel, tires and station handling fees. These increases were partially offset by a $0.2 million gain on the sale of trailers recognized during the six months ended June 30, 2006.

Income from operations increased by $6.5 million, or 21.5%, to $36.7 million for the six months end June 30, 2006 compared with $30.2 million for the same period in 2005. The increase in income from operations was primarily a result of the increase in operating revenue which was partially offset by an increase in operating costs associated with operating the network.

Other income, net was $1.5 million, or 0.9% of operating revenue, for the six months ended June 30, 2006 compared with $2.7 million, or 1.8%, for the same period in 2005. The decrease in other income in total dollars and as a percentage of operating revenue was attributable to the six months ended June 30, 2005 including the $1.4 million gain from our lawsuit settlement with the City of Atlanta regarding property we owned adjacent to the Atlanta Hartsfield-Jackson International Airport offset by higher interest income earned during the six months ended June 30, 2006 due to higher yields and average investment balances.

The combined federal and state effective tax rate for the six months end June 30, 2006 was 37.1% compared to a rate of 37.2% for the same period in 2005.

As a result of the foregoing factors, net income increased by $3.3 million, or 15.9%, to $24.0 million for the six months ended June 30, 2006 compared with $20.7 million for the same period in 2005.

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital purchases, with cash flows from operations and borrowings under our bank lines of credit. Net cash provided by operating activities totaled approximately $22.0 million for the six months ended June 30, 2006 compared to approximately $19.8 million in the same period of 2005.

Net cash used in investing activities was approximately $3.3 million for the six months ended June 30, 2006 compared with approximately $13.8 million provided by investing activities in the same period of 2005. Investing activities consisted primarily of the purchase and sale or maturities of available-for-sale securities and the purchase of operating equipment and management information systems during the six months ended June 30, 2006. The decrease in cash provided by investing activities was the result of a $27.1 million decrease in net cash provided by the sale or maturity of available-for-sale-securities. Also, the six months ended June 30, 2005 included $2.8 million in cash provided by the settlement of our lawsuit with the City of Atlanta regarding property we owned adjacent to the Atlanta Hartsfield-Jackson International Airport. These decreases in cash received were offset by $12.8 million in cash used for the acquisition of USX during the six months ended June 30, 2005.

Net cash used in financing activities totaled approximately $6.0 million for the six months ended June 30, 2006 compared with approximately $25.5 million used in financing activities for the same period of 2005. The decrease in cash used in financing activities was primarily attributable to a $17.1 million decrease in cash used for the repurchase of our commons stock. In addition, during the six months ended June 30, 2006 we received approximately $3.0 million more in proceeds from the exercise of stock options than during the same period in 2005. The decrease in our repurchases of our common stock and the increase in the exercise of stock options during the six months ended June 30, 2006 as compared to the same period in 2005 is primarily the result of higher average market prices for our common stock over the first half of 2006. Also, cash used for financing activities improved due to the implementation of SFAS No. 123R and the $1.4 million benefit resulting from the requirement to classify tax deductions in excess of the compensation expense recorded for options as financing cash flows as opposed to operating cash flows. These positive movements in cash used in financing activities were offset by a $0.5 million increase in cash dividends paid and a $1.5 million increase in payments on our line of credit.

For the remainder of 2006, we expect net capital expenditures for operating equipment and management information systems to be approximately $7.0 million. Separate from these capital expenditures, we have initiated a $5.0 million project to expand our national hub in Columbus, Ohio, and are currently planning to acquire three sites in key gateway cities for construction of new terminals. On July 10, 2006, as part of these plans, we entered into an agreement to purchase real property and to construct a new terminal near Chicago, Illinois for $22.1 million. A deposit of $3.3 million was paid to the sellers upon execution of the agreement in July 2006. The remainder of the purchase price will be paid upon completion of the new terminal, which we estimate will be in December 2006 or January 2007. We intend to fund these expenditures through cash and short-term investments currently on our balance sheet, cash provided by operating activities, the sale of existing equipment and/or borrowings under our credit facility, if necessary.

Our credit facility consists of a working capital line of credit. As long as we comply with the financial covenants and ratios, the credit facility permits us to borrow up to $20.0 million less the amount of any outstanding letters of credit. Interest rates for advances under the facility vary based on how our performance measures against covenants related to total indebtedness, cash flows, results of operations and other ratios. The facility bears interest at LIBOR plus 1.0% to 1.9% and is unsecured. The facility’s expiration was extended until April 2008 by letter agreement entered into in May 2006. At June 30, 2006, we had no balance outstanding under the line of credit facility and had utilized approximately $4.3 million of availability for outstanding letters of credit. We were in compliance with the financial covenants and ratios under the credit facility at June 30, 2006.

On July 25, 2002, we announced that our Board of Directors approved a stock repurchase program for up to 3.0 million shares of common stock (the “2002 Repurchase Plan”). We repurchased 804,703 shares during the second quarter of 2005. During the third quarter of 2005, we completed the repurchase of the shares authorized under the 2002 Repurchase Plan. On November 17, 2005, we announced that our Board of Directors approved a subsequent stock repurchase program for an additional 3.0 million shares of common stock (the “2005 Repurchase Plan”). During the second quarter of 2006, we repurchased 37,046 shares of common stock under the 2005 Repurchase Plan for $1.4 million, or $37.01 per share. During the six months ended June 30, 2006, we repurchased 161,046 shares of common stock under the 2005 Repurchase Plan for $5.8 million, or $35.84 per share. In addition, during July and August 2006, we have repurchased 462,300 shares of common stock under the 2005 Repurchase Plan for $14.7 million, or $31.78 per share. Since inception of the 2005 Repurchase Plan through August 2, 2006, we have purchased 707,324 shares of our common stock for $23.7 million, or an average repurchase price of $33.47 per share.

During the three months ended March 31, 2006 and June 30, 2006, dividends of $0.07 per share were declared on common stock then outstanding. The quarterly dividends were paid on March 31, 2006 and June 9, 2006. During the three months ended March 31, 2005 and June 30, 2005, dividends of $0.06 per share were declared on common stock then outstanding. The quarterly dividends were paid on April 18, 2005 and June 3, 2005. Subsequent to June 30, 2006, our Board of Directors declared a cash dividend of $0.07 per share that will be paid on September 8, 2006 to shareholders of record at the close of business on August 25, 2006. We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

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

Impact of Recent Accounting Pronouncements

Prior to January 1, 2006, as permitted by SFAS No. 123, Accounting for Stock Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, we accounted for share-based payments to employees using Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. As such, we generally recognized no compensation cost for employee stock options as options granted had exercise prices equal to the fair market value of our common stock on the date of grant. We also recorded no compensation expense in connection with our employee stock purchase plan as the purchase price of the stock paid by employees was not less than 85% of the fair market value of our common stock at the beginning and at the end of each purchase period. On December 31, 2005, our Board of Directors accelerated the vesting of all of our outstanding and unvested stock options awarded to employees, officers and non-employee directors under our stock option award program. As a result of the vesting acceleration, we recorded $1.3 million of share-based compensation expense in accordance with APB Opinion No. 25 during the year ended December 31, 2005.

Effective January 1, 2006, we adopted SFAS No. 123R and elected the modified prospective transition method. Under the modified prospective transition method, awards that are granted, modified, repurchased or canceled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. Share-based awards that are granted prior to the effective date should continue to be valued in accordance with SFAS No. 123 and stock option expense for unvested options must be recognized in the statement of operations. As a result of the acceleration of the vesting of our outstanding and unvested options in 2005, there was no additional compensation expense recognized during the three and six months ended June 30, 2006 related to options granted prior to January 1, 2006.

Prior to the implementation of SFAS No. 123R, we utilized stock options as our sole form of share-based awards. During the three and six months ended June 30, 2006, we granted 4,500 and 124,350 non-vested shares of common stock (“non-vested shares”) to key employees with a weighted-average fair value of $38.98 and $36.26, respectively. The non-vested shares’ fair values were estimated using closing market prices for the business day prior to grant. The share-based compensation for the non-vested shares will be recognized, net of estimated forfeitures, ratably over the requisite service period, or vesting period, of three years. Forfeitures have been estimated based on our historical experience. Share-based compensation expense of $0.3 million and $0.5 million, respectively, was recognized in salaries, wages and employee benefits during the three and six months ended June 30, 2006. The total tax benefit related to the share-based compensation expense was $0.1 million and $0.2 million, respectively, for the three and six months ended June 30, 2006. Total compensation cost, net of estimated forfeitures, related to the non-vested shares not yet recognized in earnings was $3.5 million at June 30, 2006. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

On May 23, 2006, our shareholders approved the 2006 Non-Employee Director Stock Plan (the “2006 Plan”). The 2006 Plan is designed to better enable us to attract and retain well-qualified persons for service as directors. Under the 2006 Plan on the first business day after each Annual Meeting of Shareholders, each non-employee director will automatically be granted an award of 2,250 non-vested shares of our common stock The non-vested shares will become vested and non-forfeitable in equal annual installments over three years. Each director may elect to defer receipt of the shares under a non-vested share award until the director terminates service on the Board of Directors. If a director elects to defer receipt, we will issue deferred stock units to the director which do not represent actual ownership in shares and the director will not have voting rights or other incidents of ownership until the shares are issued. However, we will credit the director with dividend equivalent payments in the form of additional deferred stock units for each cash dividend payment made by the Company. After approval of the 2006 Plan, 11,250 non-vested shares and 2,250 deferred stock units were issued to our non-employee directors with a weighted-average fair value of $36.27. The share-based compensation for these awards will be recognized, net of estimated forfeitures, ratably over the requisite service period, or vesting period, of three years. Share-based compensation and the related tax benefits recognized during the three and six months ended June 30, 2006 were less than $0.1 million. Total compensation cost, net of estimated forfeitures, related to the non-vested shares and deferred stock units not yet recognized in earnings was $0.4 million at June 30, 2006. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Dividends paid on non-vested shares that are subsequently forfeited prior to vesting are required by SFAS No. 123R to be recorded to expense instead of as a direct reduction to retained earnings. SFAS No. 123R requires dividend forfeitures to be estimated. Estimated dividend forfeitures recorded to share-based compensation during the three and six months ended June 30, 2006 were less than $0.1 million.

Under the 2005 Employee Stock Purchase Plan (the “ESPP”), which has been approved by shareholders, we are authorized to issue up to a remaining 484,975 shares of common stock to our employees. These shares may be issued at a price equal to 90% of the lesser of the market value on the first day or the last day of each six-month purchase period. Common stock purchases are paid for through periodic payroll deductions and/or up to two large lump sum contributions. For the three and six months ended June 30, 2006, participants under the plan purchased 3,529 shares at an average price of $32.58. The weighted-average fair value of each purchase right under the ESPP granted for the three months and six months ended June 30, 2006, which is equal to the discount from the market value of the common stock at the end of each six month purchase period, was $8.15. Share-based compensation expense recognized in salaries, wages and employee benefits, and the related tax benefit were less than $0.1 million during the three and six months ended June 30, 2006.

Prior to the adoption of SFAS No. 123R, we presented all tax benefits for tax deductions resulting from the exercise of stock options as operating cash flows on our statements of cash flows. SFAS No. 123R requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. Accordingly, we classified excess tax benefits as financing cash inflows rather than as operating cash inflows on our statement of cash flows for the six months ended June 30, 2006.

SFAS No. 123R also requires companies to calculate an initial “pool” of excess tax benefits available at the adoption date to absorb any unused deferred tax assets that may be recognized under SFAS No. 123R. The pool includes the net excess tax benefits that would have been recognized if we had adopted SFAS No. 123 for recognition purposes on its effective date. We have elected to calculate the pool of excess tax benefits under the alternative transition method described in Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards, which also specifies the method we must use to calculate excess tax benefits reported on the statement of cash flows.

During June 2006, the FASB issued FASB Interpretation No. 48 “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” (“FIN 48”) which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance prescribed in FIN 48 establishes a recognition threshold of more likely than not that a tax position will be sustained upon examination. The measurement attribute of FIN 48 requires that a tax position be measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We are in the process of evaluating the impact that FIN 48 will have on our financial position and results of operations and currently plan to adopt FIN 48 on January 1, 2007.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information with respect to purchases we made of shares of our common stock during each month in the quarter ended June 30, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under The Program (1)
April 1-30, 2006	--	$--	--	--
May 1-31, 2006	37,046	37.01	245,024	2,754,976
June 1-30, 2006	--	--	--	--
Total	37,046	$37.01	245,024	2,754,976

(1)	On November 17, 2005, we announced that our Board of Directors approved a stock repurchase program for up to 3.0 million shares of our common stock.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on May 23, 2006 for the purposes of (i) electing eight members of the Board of Directors; (ii); ratifying appointment of the independent registered public accounting firm for 2006; and (iii) approving the 2006 Non-Employee Director Stock Plan.

(i)	Shareholders elected each director nominee for a one-year term expiring at the 2007 annual meeting of shareholders. The vote for each director was as follows:

Name	For	Withheld
Bruce A. Campbell	28,812,053	456,954
C. Robert Campbell	28,530,447	738,560
Andrew C. Clarke	27,503,248	1,765,759
Richard W. Hanselman	27,975,516	1,293,491
C. John Langley, Jr.	27,970,317	1,298,690
G. Michael Lynch	28,786,597	482,410
Ray A. Mundy	28,804,793	464,214
B. Clyde Preslar	27,960,661	1,308,346

(ii)	The proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for 2006 was approved as follows:

For	Against	Abstain
28,557,387	707,938	3,682

(iii)	Shareholders approved the Company’s 2006 Non-Employee Director Stock Plan as follows:

For	Against	Abstain	Broker Non-Votes
24,458,079	2,067,131	25,886	2,717,911

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

In accordance with SEC Release No. 33-8212, Exhibits 32.1 and 32.2 are to be treated as “accompanying” this report rather than “filed” as part of the report.

No.	Exhibit

3.1	Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999)
3.2
Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission on November 2, 2004)

4.1
Form of Landair Services, Inc. Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on September 27, 1993)

4.2
Form of Forward Air Corporation Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998)

4.3
Rights Agreement, dated May 18, 1999, between the registrant and SunTrust Bank, Atlanta, N.A., including the Form of Rights Certificate (Exhibit A) and the Form of Summary of Rights (Exhibit B) (incorporated herein by reference to Exhibit 4 to the registrant’s Current Report on Form 8-K filed with the Commission on May 28, 1999)

10.1
Letter Agreement, dated as of May 25, 2006, between the registrant and First Tennessee Bank National Association extending the maturity date of the registrant’s $20.0 million Master Secured Promissory Note under the Amended and Restated Loan and Security Agreement, dated as of September 10, 1998, as modified by Modification Agreement, dated as of June 18, 2002 and by Letter Agreement, dated May 17, 2005

10.2
Agreement of Purchase and Sale, dated as of July 10, 2006, among AMB Property II, L.P., Headlands Realty Corporation and Forward Air, Inc. (Certain exhibits to this document are omitted from this filing but the registrant will furnish supplemental copies of the omitted materials to the Securities and Exchange Commission upon request.)

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

Forward Air Corporation

Date: August 4, 2006	By:	/s/ Rodney L. Bell
Rodney L. Bell Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

No.	Exhibit

3.1	Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999)
3.2
Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission on November 2, 2004)

4.1
Form of Landair Services, Inc. Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on September 27, 1993)

4.2
Form of Forward Air Corporation Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998)

4.3
Rights Agreement, dated May 18, 1999, between the registrant and SunTrust Bank, Atlanta, N.A., including the Form of Rights Certificate (Exhibit A) and the Form of Summary of Rights (Exhibit B) (incorporated herein by reference to Exhibit 4 to the registrant’s Current Report on Form 8-K filed with the Commission on May 28, 1999)

10.1
Letter Agreement, dated as of May 25, 2006, between the registrant and First Tennessee Bank National Association extending the maturity date of the registrant’s $20.0 million Master Secured Promissory Note under the Amended and Restated Loan and Security Agreement, dated as of September 10, 1998, as modified by Modification Agreement, dated as of June 18, 2002 and by Letter Agreement, dated May 17, 2005

10.2
Agreement of Purchase and Sale, dated as of July 10, 2006, among AMB Property II, L.P., Headlands Realty Corporation and Forward Air, Inc. (Certain exhibits to this document are omitted from this filing but the registrant will furnish supplemental copies of the omitted materials to the Securities and Exchange Commission upon request.)

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