Form 10-Q
period 2006-09-30
FORWARD AIR CORP
filed 2006-11-03
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2006
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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of October 30, 2006 was 30,461,491.

Forward Air Corporation

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)
 Forward Air Corporation

Condensed Consolidated Balance Sheets

	September 30, 2006	December 31, 2005
	(Unaudited)	(Note 1)
	(In thousands, except share data)
Assets
Current assets:
Cash	$4,356	$332
Short-term investments	60,800	79,000
Accounts receivable, less allowance of $1,022 in 2006 and $922 in 2005	51,292	45,763
Other current assets	7,960	11,639
Total current assets	124,408	136,734

Property and equipment	96,961	91,086
Less accumulated depreciation and amortization	46,615	43,864
Total property and equipment, net	50,346	47,222
Goodwill and other acquired intangibles:
Goodwill	15,588	15,588
Other acquired intangibles, net of accumulated amortization of $1,700 in 2006 and $744 in 2005	11,050	12,007
Total goodwill and other acquired intangibles	26,638	27,595
Other assets	5,800	1,049
Total assets	$207,192	$212,600

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,529	$12,640
Accrued expenses	12,990	11,782
Short-term debt	--	1,504
Current portion of capital lease obligations	40	38
Total current liabilities	22,559	25,964

Capital lease obligations, less current portion	807	837
Deferred income taxes	6,760	6,983

Shareholders’ equity:
Preferred stock	--	--
Common stock, $0.01 par value:
Authorized shares - 50,000,000
Issued and outstanding shares - 30,461,491 in 2006 and 31,360,842 in 2005	305	314
Additional paid-in capital	--	--
Accumulated other comprehensive income	--	--
Retained earnings	176,761	178,502
Total shareholders’ equity	177,066	178,816
Total liabilities and shareholders’ equity	$207,192	$212,600

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation

Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
	(In thousands, except per share data)
Operating revenue	$90,441	$84,841	$259,550	$231,861

Operating expenses:
Purchased transportation	37,939	35,512	105,508	94,994
Salaries, wages and employee benefits	18,385	17,486	55,508	49,305
Operating leases	3,750	3,448	10,619	10,159
Depreciation and amortization	2,083	2,815	6,534	6,637
Insurance and claims	1,556	841	4,747	3,862
Other operating expenses	6,940	6,070	20,123	18,063
Total operating expenses	70,653	66,172	203,039	183,020
Income from operations	19,788	18,669	56,511	48,841

Other income (expense):
Interest expense	(17)	(24)	(58)	(69)
Other, net	793	587	2,314	3,340
Total other income	776	563	2,256	3,271
Income before income taxes	20,564	19,232	58,767	52,112
Income taxes	7,839	7,167	22,013	19,400
Net income	$12,725	$12,065	$36,754	$32,712

Income per share:
Basic	$0.41	$0.38	$1.18	$1.02
Diluted	$0.41	$0.38	$1.16	$1.00
Dividends declared per share	$0.07	$0.06	$0.21	$0.18

 The accompanying notes are an integral part of the financial statements.

Forward Air Corporation

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine months ended
	September 30, 2006	September 30, 2005
	(In thousands)
Operating activities:
Net income	$36,754	$32,712
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,534	6,637
Share-based compensation	923	--
Atlanta condemnation settlement gain	--	(1,428)
Other non-cash charges	--	274
Gain on sale of property and equipment	(143)	(261)
Provision for loss (recovery) on receivables	134	(164)
Provision for revenue adjustments	1,571	1,516
Deferred income taxes	66	(821)
Tax benefit of stock options exercised	(1,549)	1,922
Changes in operating assets and liabilities
Accounts receivable	(9,153)	(9,601)
Prepaid expenses and other current assets	51	(443)
Accounts payable and accrued expenses	(1,903)	656
Income taxes	4,888	2,848
Net cash provided by operating activities	38,173	33,847
Investing activities:
Proceeds from disposal of property and equipment	3,275	86
Purchases of property and equipment	(9,914)	(7,528)
Deposits in escrow for construction of new terminals	(4,793)	--
Proceeds from sales or maturities of available-for-sale securities	193,905	167,150
Purchases of available-for-sale securities	(175,705)	(133,740)
Acquisition of business	--	(12,750)
Proceeds from Atlanta condemnation settlement/release of amounts held in escrow	--	2,765
Other	42	(112)
Net cash provided by investing activities	6,810	15,871
Financing activities:
Payments of capital lease obligations	(28)	(23)
Payments on line of credit	(1,504)	--
Borrowings under line of credit	--	1,404
Proceeds from exercise of stock options	4,231	3,709
Payments of cash dividends	(6,548)	(5,782)
Cash paid for fractional shares in 3-for-2 stock split	--	(44)
Common stock issued under employee stock purchase plan	115	130
Repurchase of common stock	(38,774)	(49,049)
Tax benefit of stock options exercised	1,549	--
Net cash used in financing activities	(40,959)	(49,655)
Net increase in cash	4,024	63
Cash at beginning of period	332	78
Cash at end of period	$4,356	$141
Uncollected proceeds from disposal of property and equipment in accounts receivable	$51	$1,554

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands, except share and per share data)
September 30, 2006

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the consolidated financial statements and footnotes thereto included in the Forward Air Corporation Annual Report on Form 10-K/A for the year ended December 31, 2005.

The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date, but does not include all of the financial information and footnotes required by United States generally accepted accounting principles for complete financial statements.

2.	Comprehensive Income

Comprehensive income includes any changes in the equity of the Company from transactions and other events and circumstances from non-owner sources. Comprehensive income for the three and nine months ended September 30, 2006 was $12,725 and $36,754, respectively, which includes unrealized losses of less than $1 on available-for-sale securities. Comprehensive income for the three and nine months ended September 30, 2005 was $12,065 and $32,709, respectively, which includes $-0- and $3 in unrealized losses, respectively, on available-for-sale securities.

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

Effective January 1, 2006, the Company adopted SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”), and elected the modified prospective transition method. Under the modified prospective transition method, awards that are granted, modified, repurchased or canceled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. Share-based awards that were granted prior to the effective date should continue to be valued in accordance with SFAS No. 123 and stock option expense for unvested options must be recognized in the statement of operations. As a result of the Company’s acceleration of the vesting of its outstanding and unvested options in 2005, there was no additional compensation expense recognized during the three and nine months ended September 30, 2006 related to options granted prior to January 1, 2006.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

3.	Share-Based Payments (continued)

The following tables summarize the Company’s employee stock option activity and related information for the three and nine months ended September 30, 2006:

	Three months ended September 30, 2006
	Options (000)	Weighted-Average Exercise Price	Aggregate Intrinsic Value (000)	Weighted-Average Remaining Contractual Term
Outstanding at beginning of period	1,489	$23
Granted/converted	--	--
Exercised	(3)	$16
Forfeited	--	--
Outstanding at end of period	1,486	$23	$19,661	7.2
Exercisable at end of period	1,486	$23	$19,661	7.2

	Nine months ended September 30, 2006
	Options (000)	Weighted-Average Exercise Price	Aggregate Intrinsic Value (000)	Weighted-Average Remaining Contractual Term
Outstanding at beginning of period	1,957	$23
Granted/converted	--	--
Exercised	(471)	$23
Forfeited	--	--
Outstanding at end of period	1,486	$23	$19,661	7.2
Exercisable at end of period	1,486	$23	$19,661	7.2

Each May from 1995 to 2005 options were granted to the non-employee directors of the Company. The options have ten-year terms and are fully exercisable. At September 30, 2006, 111,875 options were outstanding. These options will expire on dates occurring between July 2010 and May 2015 unless a non-employee director resigns or is not re-elected, in which event, the options will expire 90 days after the option holder is no longer a non-employee director. At September 30, 2006, the total aggregate intrinsic value of the outstanding non-employee director options was $1,606 and the weighted-average exercise price and remaining contractual term were $22.13 and 6.9 years, respectively. During the nine months ended September 30, 2006, 2,500 options with a weighted-average exercise price of $20.20 were exercised.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

3.	Share-Based Payments (continued)

Prior to the implementation of SFAS No. 123R, stock options were the sole form of share-based awards utilized by the Company. During the three and nine months ended September 30, 2006, the Company granted 2,500 and 126,850 non-vested shares of common stock (“non-vested shares”), respectively, to key employees with a weighted-average fair value of $32.01 and $36.18, respectively. The non-vested shares’ fair values were estimated using opening market prices for the business day of the grant. The share-based compensation for the non-vested shares will be recognized, net of estimated forfeitures, ratably over the requisite service period, or vesting period, of three years. Forfeitures have been estimated based on the Company’s historical experience.

Share-based compensation expense of $306 and $843, respectively, was recognized in salaries, wages and employee benefits during the three and nine months ended September 30, 2006. The total tax benefit related to the share-based expense was $117 and $316, respectively, for the three and nine months ended September 30, 2006. Total compensation cost, net of estimated forfeitures, related to the non-vested shares not yet recognized in earnings was $3,091 at September 30, 2006. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

On May 23, 2006, the Company’s shareholders approved the Company’s 2006 Non-Employee Director Stock Plan (the “2006 Plan”). The 2006 Plan is designed to better enable the Company to attract and retain well-qualified persons for service as directors of the Company. Under the 2006 Plan, on the first business day after each Annual Meeting of Shareholders, each non-employee director will automatically be granted an award of 2,250 non-vested shares of the Company’s common stock. The non-vested shares will become vested and non-forfeitable in equal annual installments over three years. Each director may elect to defer receipt of the shares under a non-vested share award until the director terminates service on the Board of Directors. If a director elects to defer receipt, the Company will issue deferred stock units to the director which do not represent actual ownership in shares and the director will not have voting rights or other incidents of ownership until the shares are issued. However, the Company will credit the director with dividend equivalent payments in the form of additional deferred stock units for each cash dividend payment made by the Company. After approval of the 2006 Plan, 11,250 non-vested shares and 2,250 deferred stock units were issued to the Company’s non-employee directors with a weighted-average fair value of $36.27. The share-based compensation for these awards will be recognized, net of estimated forfeitures, ratably over the requisite service period, or vesting period, of three years. Share-based compensation expense of $35 and $47 was recognized in salaries, wages and employee benefits during the three and nine months ended September 30, 2006, respectively. The total tax benefit related to the share-based expense was $13 and $18 for the three and nine months ended September 30, 2006, respectively. Total compensation cost, net of estimated forfeitures, related to the non-vested shares and deferred stock units not yet recognized in earnings was $373 at September 30, 2006. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Dividends paid on non-vested shares that are subsequently forfeited prior to vesting are required by SFAS No. 123R to be recorded to expense instead of as a direct reduction to retained earnings. SFAS No. 123R requires dividend forfeitures to be estimated. Estimated dividend forfeitures recorded to share-based compensation during the three and nine months ended September 30, 2006 were $2 and $4, respectively.

Under the 2005 Employee Stock Purchase Plan (the “ESPP”), which has been approved by shareholders, the Company is authorized to issue up to a remaining 484,975 shares of common stock to employees of the Company. These shares may be issued at a price equal to 90% of the lesser of the market value on the first day or the last day of each six-month purchase period. Common stock purchases are paid for through periodic payroll deductions and/or up to two large lump sum contributions. For the three and nine months ended September 30, 2006, participants under the plan purchased -0- and 3,529 shares, respectively, at an average price of $-0- and $32.58, respectively. The weighted-average fair value of each purchase right under the ESPP granted for the three and nine months ended September 30, 2006, which is equal to the discount from the market value of the common stock at the end of each six month purchase period, was $-0- and $8.15, respectively. Share-based compensation expense of $-0- and $29 was recognized in salaries, wages and employee benefits, during the three and nine months ended September 30, 2006, respectively. The total tax benefit related to the share-based expense was $-0- and $11 for the three and nine months ended September 30, 2006, respectively.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

3.	Share-Based Payments (continued)

If the Company had adopted SFAS No. 123R in the prior periods the amount of compensation cost that would have been recognized during the three and nine months ended September 30, 2005, would have approximated the following:

	Three months ended September 30, 2005	Nine months ended September 30, 2005
Net income, as reported	$12,065	$32,712
Pro forma compensation expense, net of tax	1,037	2,890
Pro forma net income	$11,028	$29,822
As reported net income per share:
Basic	$0.38	$1.02
Diluted	$0.38	$1.00
Pro forma net income per share:
Basic	$0.35	$0.93
Diluted	$0.34	$0.91

Prior to the adoption of SFAS No. 123R, the Company presented all tax benefits for tax deductions resulting from the exercise of stock options as operating cash flows on its statements of cash flows. SFAS No. 123R requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. Accordingly, the Company classified excess tax benefits as financing cash inflows rather than as operating cash inflows on its statement of cash flows for the nine months ended September 30, 2006.

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

4.	Dividends and Net Income Per Share

During the three months ended March 31, 2006, June 30, 2006 and September 30, 2006, dividends of $0.07 per share were declared on common stock then outstanding. The quarterly dividends were paid on March 31, 2006, June 9, 2006 and September 8, 2006. During the three months ended March 31, 2005, June 30, 2005 and September 30, 2005, dividends of $0.06 per share were declared on common stock then outstanding. The 2005 quarterly dividends were paid on April 18, 2005, June 3, 2005 and September 2, 2005. Subsequent to September 30, 2006, the Company declared a cash dividend of $0.07 per share that will be paid on December 8, 2006 to shareholders of record at the close of business on November 24, 2006. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

4.	Dividends and Net Income Per Share (continued)

The following table sets forth the computation of basic and diluted income per share (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Numerator:
Numerator for basic and diluted income per share - net income	$12,725	$12,065	$36,754	$32,712

Denominator:
Denominator for basic income per share - weighted- average shares	30,863	31,353	31,247	32,031
Effect of dilutive stock options and non-vested shares	372	695	457	590
Denominator for diluted income per share - adjusted weighted-average shares	31,235	32,048	31,704	32,621
Basic income per share	$0.41	$0.38	$1.18	$1.02
Diluted income per share	$0.41	$0.38	$1.16	$1.00

5.	Credit Facility

The Company has a $20,000 unsecured working capital line of credit facility with a Tennessee bank. On May 25, 2006, the Company amended the unsecured working capital line of credit facility to extend the maturity date to April 30, 2008.

6.	Income Taxes

For the three and nine months ended September 30, 2006 and September 30, 2005, the effective income tax rates varied from the statutory federal income tax rate of 35.0%, primarily as a result of the effect of state income taxes, net of the federal benefit and permanent differences between book and tax net income.

7.	Shareholders' Equity

On July 25, 2002, the Company announced that its Board of Directors approved a stock repurchase program for up to 3.0 million shares of common stock (the “2002 Repurchase Plan”). During the third quarter of 2005, the Company completed the repurchase of the shares authorized under the 2002 Repurchase Plan. For the three months ended September 30, 2005, the Company repurchased 658,547 shares of common stock, under the 2002 Repurchase Plan for $22,610, or $34.33 per share. For the nine months ended September 30, 2005, the Company repurchased 1,605,900 shares of common stock, under the 2002 Repurchase Plan for $49,049, or $30.54 per share.

On November 17, 2005, the Company announced that its Board of Directors approved a stock repurchase program for up to 3.0 million shares of common stock (the “2005 Repurchase Plan”). For the three months ended September 30, 2006, the Company repurchased 1,041,649 shares of common stock, under the 2005 Repurchase Plan for $33,003, or $31.68 per share. For the nine months ended September 30, 2006, the Company repurchased 1,202,695 shares of common stock, under the 2005 Repurchase Plan for $38,774, or $32.24 per share.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

8.	Acquisition of Certain Assets of the Airport-to-Airport Operations of U.S. Xpress Enterprises, Inc.

On May 28, 2005, the Company acquired certain assets of the airport-to-airport operations of U.S. Xpress Enterprises, Inc. (“USX”) for $12,750 in cash. In connection with the purchase, the Company acquired the airport-to-airport customer list of USX and USX agreed not to compete in the airport-to-airport market for a period of ten years. The purchase price allocation in accordance with SFAS No. 141, Business Combinations, is acquired intangible assets with a total value of $12,750 (majority of the allocation to the non-compete agreement). The acquired intangible assets are being amortized over a period of ten years. The Company began amortizing the assets on a straight-line basis during the last month of the third quarter of 2005 and recorded amortization expense of approximately $319 and $956 during the three and nine months ended September 30, 2006, respectively, as compared to $319 and $425 during the three and nine months ended September 30, 2005, respectively. The results of operations of the USX airport-to-airport operations are included in the condensed consolidated income statement for the three and nine months ended September 30, 2006, but only results of operations from May 28, 2005 through September 30, 2005 are included in the condensed consolidated income statement for the nine months ended September 30, 2005.

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

In the third quarter of 2005, an agreement was reached with the City of Atlanta to settle the dispute. In the settlement, the City of Atlanta paid the Company approximately $2,765, which represents payment of the receivable of $1,339 along with additional pre-tax gain of approximately $1,426, included in other income, net. The cash received is net of attorney’s fees.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

9.	Commitments and Contingencies (continued)

Site Expansion
On July 10, 2006, as part of the Company’s plan to acquire three new sites in key gateway cities, the Company entered into an agreement to purchase real property and to construct a new terminal near Chicago, Illinois for $22,105. A deposit of $3,316 was paid to the sellers upon execution of the agreement. The remainder of the purchase price will be paid upon completion of the new terminal, which the Company estimates will occur during the first quarter of 2007. The deposit is included in noncurrent other assets.

In addition, on September 14, 2006, the Company entered into an agreement to purchase real property and to construct a new terminal near Atlanta, Georgia for $14,776. A deposit of $1,477 was paid to the sellers upon execution of the agreement. The remainder of the purchase price will be paid upon completion of the new terminal, which the Company estimates will occur in the second quarter of 2007. The deposit is included in noncurrent other assets.

10.	Recent Accounting Pronouncements

During June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)(“FIN 48”), which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance prescribed in FIN 48 establishes a recognition threshold of more likely than not that a tax position will be sustained upon examination. The measurement attribute of FIN 48 requires that a tax position be measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company is in the process of evaluating the impact that FIN 48 will have on the Company’s financial position and results of operations and currently plans to adopt FIN 48 on January 1, 2007.

During September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 with earlier adoption encouraged. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, the application of SFAS 157 could change current practice. The Company plans to adopt SFAS 157 on January 1, 2008, but the implementation of SFAS 157 is not expected to have a significant impact on the Company's financial position or results of operations.

11.	Reclassifications

Certain reclassifications have been made to prior year financial statements to conform to the 2006 presentation. These reclassifications had no effect on net income as previously reported.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Executive Summary

We are a leading provider of time-definite surface transportation and related logistics services to the North American deferred air freight market. We offer our customers scheduled surface transportation of cargo as a cost-effective, reliable alternative to air transportation. We transport cargo that must be delivered at a specific time, but is less time-sensitive than traditional air freight. This type of cargo is frequently referred to in the transportation industry as deferred air freight. We operate through a network of 81 terminals located on or near airports in the United States and Canada, including a central sorting facility in Columbus, Ohio and nine regional hubs serving key markets.

In addition, on September 6, 2006 we completed the roll out of our new pick-up and delivery service called Forward Air Complete™ whereby we arrange for cargo to be picked up from and/or delivered to a customer-designated site. Through offering Forward Air Complete™ we expect to increase tonnage through our network by attracting new customers or shipments from existing customers that require door-to-door service. Start-up costs incurred during the three and nine months ended September 30, 2006 were $0.2 million. Revenue from the roll out of Forward Air Complete™ was $0.5 million during the three and nine months ended September 30, 2006.

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

Trends and Developments

During the three and nine months ended September 30, 2006 our logistics business continued to experience significant growth while the growth rate for our airport-to-airport business continued to slow. The growth rate of our logistics business is driven by our added capacity and continuing efforts to promote and expand the business, as well as by our enhanced technology. During the nine months ended September 30, 2006, the one-year anniversary of our May 28, 2005 acquisition of certain assets of U.S. Xpress Enterprises, Inc. (“USX”) occurred bringing an anticipated slowing of the airport-to-airport tonnage and revenue growth. In anticipation of this slowing, we began a number of initiatives focused on continued growth of our airport-to-airport business as well as overall revenue growth. These initiatives include the implementation of Forward Air Complete™, our partnership with DHL Global Forwarding to be their primary ground transportation provider and new strategic business initiatives with United Airlines and Pilot Air Freight.

In addition, during the three months ended September 30, 2006 we substantially completed a project to expand our national hub in Columbus, Ohio.  The new expanded Columbus, Ohio facility is 125,000 square feet with 168 trailer doors. This premier facility can unload, sort and load upwards of 3.7 million pounds in five hours. In addition to the expansion, we process-engineered the freight sorting in the expanded building to improve handling efficiencies. The benefits will include reductions in the distance each shipment moves in the building to speed up the transfer process, less handling of freight to further improve service integrity and flexibility to operate multiple sorts at the same time.

Results of Operations

The following table sets forth our historical financial data for the three months ended September 30, 2006 and 2005 (in millions):

	2006	2005	Change	% Change
Operating revenue:
Airport-to-airport	$76.5	$73.2	$3.3	4.5%
Logistics	8.5	6.5	2.0	30.8
Accessorial	5.4	5.1	0.3	5.9
Total operating revenue	90.4	84.8	5.6	6.6
Operating expenses:
Purchased transportation	37.9	35.5	2.4	6.8
Salaries, wages and employee benefits	18.4	17.5	0.9	5.1
Operating leases	3.8	3.4	0.4	11.8
Depreciation and amortization	2.1	2.8	(0.7)	(25.0)
Insurance and claims	1.6	0.8	0.8	100.0
Other operating expenses	6.9	6.1	0.8	13.1
Total operating expenses	70.7	66.1	4.6	7.0
Income from operations	19.7	18.7	1.0	5.3
Total other income	0.8	0.6	0.2	33.3
Income before income taxes	20.5	19.3	1.2	6.2
Income taxes	7.8	7.2	0.6	8.3
Net income	$12.7	$12.1	$0.6	5.0%

The following table shows the percentage relationship of expense items to operating revenue for the three months ended September 30, 2006 and 2005:

	2006	2005
Operating revenue:
Airport-to-airport	84.6%	86.3%
Logistics	9.4	7.7
Accessorial	6.0	6.0
Total operating revenue	100.0%	100.0%
Operating expenses:
Purchased transportation	41.9	41.9
Salaries, wages and employee benefits	20.4	20.6
Operating leases	4.2	4.1
Depreciation and amortization	2.3	3.3
Insurance and claims	1.8	1.0
Other operating expenses	7.6	7.1
Total operating expenses	78.2	78.0
Income from operations	21.8	22.0
Total other income	0.9	0.7
Income before income taxes	22.7	22.7
Income taxes	8.6	8.5
Net income	14.1%	14.2%

Three Months Ended September 30, 2006 compared to Three Months Ended September 30, 2005

Operating revenue increased by $5.6 million, or 6.6%, to $90.4 million in the third quarter of 2006 from $84.8 million in the same period of 2005. Airport-to-airport revenue, which is the largest component of our operating revenue, increased $3.3 million, or 4.5%, to $76.5 million, accounting for 84.6% of our total operating revenue during the three months ended September 30, 2006 compared to 86.3% for the three months ended September 30, 2005. The increase in airport-to-airport revenue was driven by an increase in rates offset by a decline in tonnage. Our airport-to-airport business is priced on a per pound basis and the average revenue per pound, including the impact of fuel surcharges, increased 7.2% for the three months ended September 30, 2006 versus the three months ended September 30, 2005. Tonnage that transited our network decreased by approximately 2.5% in the three months ended September 30, 2006 compared with the three months ended September 30, 2005. We believe the decrease in tonnage is primarily the result of a slowdown in shipping demand emphasized by a decline in our average weight per shipment. Average revenue per pound increased primarily due to rate increases implemented in March 2006 and increased fuel surcharges to offset rising fuel costs. Airport-to-airport revenue decreased as a percentage of total revenue due to the significant growth in logistics revenue discussed below.

Our logistics revenue, which is primarily truckload brokerage and priced on a per mile basis, increased $2.0 million, or 30.8%, to $8.5 million in the third quarter of 2006 from $6.5 million in the same period of 2005. Logistics revenue increased despite the loss of a significant customer during the second half of 2005 who accounted for approximately $0.5 million in logistics revenue during the three months ended September 30, 2005. The increase in logistics revenue is primarily due to our ability to capture a larger percentage of truckload opportunities as a result of our increased access to sufficient outside power. During the three months ended September 30, 2006, we increased the number of miles driven to support our logistics revenue by 37.0%. The increase in miles driven is a result of our continued efforts to expand our capacity, capture additional truckload opportunities and obtain additional customers. The average revenue per mile of our logistics business, including the impact of fuel surcharges, decreased 4.5% for the three months ended September 30, 2006 versus the three months ended September 30, 2005. The decrease in our revenue per mile is primarily due to the change in the mix of business captured offset by increased fuel surcharges to offset rising fuel costs.

Accessorial revenue, which includes warehousing services and terminal handling and accounts for our final component of operating revenue, increased $0.3 million to $5.4 million, a 5.9% increase from $5.1 million for the same period in 2005. The increase was primarily due to revenue earned from our Forward Air Complete™ pick-up and delivery service offering offset by a decline in terminal handling revenue as a result of the customer loss discussed in logistics revenue.

Purchased transportation increased by $2.4 million, or 6.8%, to $37.9 million for the three months ended September 30, 2006 from $35.5 million for the three months ended September 30, 2005. The increase in purchased transportation is primarily attributable to an increase of approximately 7.3% in miles driven offset by a 0.4% decrease in the total cost per mile for the third quarter of 2006 versus the same period in 2005. As a percentage of total operating revenue, purchased transportation was 41.9% during the three months ended September 30, 2006 and 2005. For the three months ended September 30, 2006, purchased transportation costs for our airport-to-airport network decreased to 39.7% of airport-to-airport revenue from 40.5% for the same period in 2005. The improvement in airport-to-airport purchased transportation costs as a percentage of revenue is a result of increased utilization of our owner operator fleet versus more costly third party brokers over the same period in 2005. Owner operator miles accounted for 80.6% of all miles driven during the three months ended September 30, 2006 compared to 76.8% during the three months ended September 30, 2005. For the three months ended September 30, 2006, logistics’ purchased transportation costs represented 70.2% of logistics revenue versus 69.8% for the three months ended September 30, 2005. The increase in logistics purchased transportation costs as a percentage of revenue resulted from lower revenue per mile as discussed above partially offset by a decrease in our per mile cost. Logistics cost per mile decreased due to our increased capacity resulting in improved purchasing power. Other purchased transportation costs as a percentage of revenue increased to 29.1% of other revenue for the three months ended September 30, 2006 from 25.4% for the same period in 2005. The increase as a percentage of revenue is primarily attributable to a change in the revenue mix resulting from the implementation of Forward Air Complete™ and the loss of certain customer business discussed in the analysis of logistics revenue.

Salaries, wages and employee benefits were 20.4% of operating revenue in the third quarter of 2006 compared to 20.6% for the same period of 2005. Salaries, wages and employee benefits decreased as a percentage of revenue as increased costs for share-based compensation and for group health care were offset by decreased employee incentives and lower pay to cargo handlers. Health care costs increased $0.4 million, or 36.8%, and increased 0.5% as a percentage of operating revenue, due to increased participants in our health care plan as well as a larger number of high dollar claims. Additionally, there was a $0.3 million, or 0.4% as a percentage of operating revenue, increase in share-based compensation due to the implementation of Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2004), Share-Based Payment (“SFAS No. 123R”), and the issuance of non-vested shares during the three and nine months ended September 30, 2006. These increases were offset by employee incentives which decreased by $0.5 million, or 51.7%, and declined 0.6% as a percentage of revenue due to shortfalls from our quarterly performance goals. Cargo handler pay decreased by $0.1 million, or 2.1%, and declined 0.5% as a percentage of revenue due to improved operating efficiencies resulting from initiatives such as our terminal automation process (TAP).

Operating leases, the largest component of which is facility rent, were 4.2% of operating revenue for the three months ended September 30, 2006 compared with 4.1% in the same period of 2005. The increase in operating leases in total dollars and as a percentage of operating revenue between periods was attributable to higher rent costs attributable to the expansion of certain facilities.

Depreciation and amortization expense as a percentage of operating revenue was 2.3% in the third quarter of 2006 compared to 3.3% in the same period of 2005. The decrease in depreciation and amortization expense in total dollars and as a percentage of operating revenue was attributable to the three months ended September 30, 2005 including a $0.7 million acceleration of depreciation resulting from the reduction of useful lives of trailers being sold in the third and fourth quarters of 2005. The decrease is also attributable to a $0.3 million decrease in depreciation from 2005 to 2006 on operating assets and software due to several of these assets becoming fully depreciated. Most of these assets are scheduled for replacement. These decreases were offset by increased depreciation on new tractors and trailers purchased during late 2005 and throughout 2006.

Insurance and claims were 1.8% of operating revenue in the third quarter of 2006 compared to 1.0% in the same period of 2005. The increase in insurance and claims is primarily the result of lower claims experience during the three months ended September 30, 2005. Additionally, during the three months ended September 30, 2005, an independent third party performed an actuary study of our loss development factor for vehicle liability claims. The results of the study caused us to lower our loss development reserve for vehicle liability claims by $0.4 million during the three months ended September 30, 2005.

Other operating expenses were 7.6% of operating revenue in the third quarter of 2006 compared to 7.1% in the same period of 2005. The increase in other operating expenses as a percentage of operating revenue was primarily attributable to a $0.3 million decrease in the gain recognized on the sale of operating assets. The remaining $0.5 million increase is the result of increases in volume-related expenses, such as fuel, tires and station handling fees.

Income from operations increased by $1.0 million, or 5.3%, to $19.7 million for the third quarter of 2006 compared with $18.7 million for the same period in 2005. The increase in income from operations was primarily a result of the increase in operating revenue which was partially offset by an increase in operating costs associated with operating the network.

Other income, net was $0.8 million, or 0.9% of operating revenue, in the third quarter of 2006 compared with $0.6 million, or 0.7%, for the same period in 2005. The increase in other income was attributable to higher interest income earned due to higher yields on investment balances.

The combined federal and state effective tax rate for the third quarter of 2006 was 38.1% compared to a rate of 37.3% for the same period in 2005. The increase in the effective tax rate was due to an anticipated decrease in tax exempt interest income as a percentage of our total income before taxes resulting from the decline in our short-term investments.

As a result of the foregoing factors, net income increased by $0.6 million, or 5.0%, to $12.7 million for the third quarter of 2006 compared to $12.1 million for the same period in 2005.

The following table sets forth our historical financial data for the nine months ended September 30, 2006 and 2005 (in millions):

	2006	2005	Change	% Change
Operating revenue:
Airport-to-airport	$222.2	$198.7	$23.5	11.8%
Logistics	22.5	18.4	4.1	22.3
Accessorial	14.8	14.8	--	--
Total operating revenue	259.5	231.9	27.6	11.9
Operating expenses:
Purchased transportation	105.5	95.0	10.5	11.1
Salaries, wages and employee benefits	55.5	49.3	6.2	12.6
Operating leases	10.6	10.2	0.4	3.9
Depreciation and amortization	6.5	6.6	(0.1)	(1.5)
Insurance and claims	4.8	3.9	0.9	23.1
Other operating expenses	20.1	18.1	2.0	11.0
Total operating expenses	203.0	183.1	19.9	10.9
Income from operations	56.5	48.8	7.7	15.8
Total other income	2.3	3.3	(1.0)	(30.3)
Income before income taxes	58.8	52.1	6.7	12.9
Income taxes	22.0	19.4	2.6	13.4
Net income	$36.8	$32.7	$4.1	12.5%

The following table shows the percentage relationship of expense items to operating revenue for the nine months ended September 30, 2006 and 2005:

	2006	2005
Operating revenue:
Airport-to-airport	85.6%	85.7%
Logistics	8.7	7.9
Accessorial	5.7	6.4
Total operating revenue	100.0%	100.0%
Operating expenses:
Purchased transportation	40.7	41.0
Salaries, wages and employee benefits	21.4	21.3
Operating leases	4.1	4.4
Depreciation and amortization	2.5	2.9
Insurance and claims	1.8	1.7
Other operating expenses	7.7	7.6
Total operating expenses	78.2	78.9
Income from operations	21.8	21.1
Total other income	0.9	1.4
Income before income taxes	22.7	22.5
Income taxes	8.5	8.4
Net income	14.2%	14.1%

Nine Months Ended September 30, 2006 compared to Nine Months Ended September 30, 2005

Operating revenue increased by $27.6 million, or 11.9%, to $259.5 million for the nine months ended September 30, 2006 from $231.9 million in the same period of 2005. Airport-to-airport revenue, which is the largest component of our operating revenue, increased $23.5 million, or 11.8%, to $222.2 million, accounting for 85.6% of our total operating revenue during the nine months ended September 30, 2006 compared to 85.7% for the nine months ended September 30, 2005. The increase in airport-to-airport revenue was driven by an increase in tonnage and an increase in rates. Tonnage that transited our network increased by 4.6% in the nine months ended September 30, 2006 compared with the nine months ended September 30, 2005. The increase in tonnage is a result of positive trends among our customer base and the acquisition of certain assets of USX on May 28, 2005, offset by a decline in shipping demand during the third quarter of 2006. Our airport-to-airport business is priced on a per pound basis and the average revenue per pound, including the impact of fuel surcharges, increased 6.9% for the nine months ended September 30, 2006 versus the nine months ended September 30, 2005. Average revenue per pound increased primarily due to rate increases implemented in March 2006 and increased fuel surcharges to offset rising fuel costs.

Our logistics revenue, which is primarily truckload brokerage and priced on a per mile basis, increased $4.1 million, or 22.3%, to $22.5 million for the nine months ended September 30, 2006 from $18.4 million in the same period of 2005. Logistics revenue increased despite the loss of a significant customer in the second half of 2005 who accounted for approximately $1.6 million in logistics revenue during the nine months ended September 30, 2005. The increase in logistics revenue is primarily due to our ability to capture a larger percentage of truckload opportunities as a result of our increased access to sufficient outside power. During the nine months ended September 30, 2006, we increased the number of miles driven to support our logistics revenue by 18.8%. The increase in miles driven is a result of our continued efforts to grow our logistics business and obtain additional customers. The average revenue per mile of our logistics business, including the impact of fuel surcharges, increased 3.1% for the nine months ended September 30, 2006 versus the nine months ended September 30, 2005. The increase in our revenue per mile is primarily due to improved mix of business and increased fuel surcharges to offset rising fuel costs.

Accessorial revenue, which includes warehousing services and terminal handling and accounts for our final component of operating revenue, was $14.8 million for the nine months ended September 30, 2006 and 2005. Decreases in revenue attributable to a decline in terminal handling revenue as a result of the customer loss discussed in logistics revenue above were offset by revenue from our new Forward Air Complete™ service offering.

Purchased transportation increased by $10.5 million, or 11.1%, to $105.5 million for the nine months ended September 30, 2006 from $95.0 million for the nine months ended September 30, 2005. The increase in purchased transportation is primarily attributable to an increase of approximately 9.4% in miles driven and an approximate 1.6% increase in the total cost per mile for the nine months ended September 30, 2006 versus the same period in 2005. As a percentage of total operating revenue, purchased transportation decreased to 40.7% during the nine months ended September 30, 2006 compared to 41.0% in the same period of 2005. For the nine months ended September 30, 2006, purchased transportation costs for our airport-to-airport network decreased to 38.6% of airport-to-airport revenue for the nine months ended September 30, 2006 versus 39.6% for the same period in 2005. The proportionate improvement resulted from better load factors as well as the increase in revenue due to rate increases within the nine months ended September 30, 2006. For the nine months ended September 30, 2006, logistics purchased transportation costs represented 69.9% of logistics revenue versus 70.3% for the nine months ended September 30, 2005. The decrease resulted from higher revenue per mile partially offset by an increase in our per mile cost. Logistics cost per mile increased as a result of the use of more third party brokers as opposed to our less costly fleet of owner-operators. Other purchased transportation costs as a percentage of revenue increased to 26.6% of other revenue for the nine months ended September 30, 2006 from 23.9% for the same period in 2005. The increase as a percentage of revenue is primarily attributable to a change in the revenue mix resulting from the implementation of Forward Air Complete™ and the loss of certain customer business discussed in the analysis of logistics revenue.

Salaries, wages and employee benefits were 21.4% of operating revenue for the nine months ended September 30, 2006 compared to 21.3% for the same period of 2005. The increase in salaries, wages and employee benefits as a percentage of operating revenue is attributable to a $1.9 million, or 0.6% as a percentage of operating revenue, increase in health care costs due to increased participants in our health care plan as well as a larger number of high dollar claims. Additionally, there was a $0.9 million, or 0.3% as a percentage of operating revenue, increase in share-based compensation resulting from the implementation of SFAS No. 123R, and the issuance of non-vested shares during the nine months ended September 30, 2006. These increases were offset by salaries and wages, including payroll taxes, and workers’ compensation insurance and expenses, which increased by $3.4 million, or 7.3%, but declined 0.8% as a percentage of revenue due to the increase in operating revenue. Salaries and wages and workers’ compensation insurance and expenses increased to meet the additional demands of increased tonnage through our network.

Operating leases, the largest component of which is facility rent, were 4.1% of operating revenue for the nine months ended September 30, 2006 compared with 4.4% in the same period of 2005. The decrease in operating leases as a percentage of operating revenue between periods was attributable to the increase in operating revenue as operating lease expenses increased $0.4 million from the nine months ended September 30, 2005 to the nine months ended September 30, 2006. The increase is attributable to expansion of certain facilities resulting in higher facility rent.

Depreciation and amortization expense as a percentage of operating revenue was 2.5% for the nine months ended September 30, 2006 compared to 2.9% in the same period of 2005. Depreciation and amortization expense decreased $0.1 million, or 1.5%, from the nine months ended September 30, 2006 compared to the nine months ended September 30, 2005. The decrease in depreciation and amortization expense in total dollars and as a percentage of operating revenue was attributable to the nine months ended September 30, 2005 including a $0.7 million acceleration of depreciation resulting from the reduction of useful lives of trailers being sold in the third and fourth quarters of 2005. The decrease is also attributable to a $0.6 million decrease in depreciation on operating assets and software due to several of these assets becoming fully depreciated. These decreases were offset by the nine months ended September 30, 2006 including five additional months, or $0.5 million of amortization expense, due to the purchase of certain assets of USX on May 28, 2005. The increases were also offset by increased depreciation on new trailers and tractors purchased during late 2005 and 2006.

Insurance and claims were 1.8% of operating revenue for the nine months ended September 30, 2006 compared to 1.7% in the same period of 2005. The increase in insurance and claims is primarily the result of lower claims experience during the nine months ended September 30, 2005. Additionally, during the nine months ended September 20, 2006, an independent third party performed an actuary study of our loss development factor for vehicle liability claims. The results of the study caused us to lower our loss development reserve for vehicle liability claims.

Other operating expenses were 7.7% of operating revenue for the nine months ended September 30, 2006 compared to 7.6% in the same period of 2005. The increase in other operating expenses as a percentage of revenue is attributable to a $0.3 million or 0.1% as a percentage of revenue increase in bad debt expenses during the nine months ended September 30, 2005 compared to the same period in 2005. The increase in bad debt expense is the result of a $0.2 million bad debt recovery recognized during the nine months ended September 30, 2005. The remaining $1.7 million increase is due to increases in volume-related operating expenses, such as fuel, tires and station handling fees.

Income from operations increased by $7.7 million, or 15.8%, to $56.5 million for the nine months end September 30, 2006 compared with $48.8 million for the same period in 2005. The increase in income from operations was primarily a result of the increase in operating revenue and operating expenses decreasing as a percentage of revenue.

Other income, net was $2.3 million, or 0.9% of operating revenue, for the nine months ended September 30, 2006 compared with $3.3 million, or 1.4%, for the same period in 2005. The decrease in other income in total dollars and as a percentage of operating revenue was attributable to the nine months ended September 30, 2005 including the $1.4 million gain from our lawsuit settlement with the City of Atlanta regarding property we owned adjacent to the Atlanta Hartsfield-Jackson International Airport. This decrease was offset by higher interest income earned during the nine months ended September 30, 2006 due to higher yields and average investment balances.

The combined federal and state effective tax rate for the nine months end September 30, 2006 was 37.5% compared to a rate of 37.2% for the same period in 2005. The increase in the effective tax rate was due to an anticipated decrease in tax exempt interest income as a percentage of our total income before taxes resulting from the decline in our short-term investments.

As a result of the foregoing factors, net income increased by $4.1 million, or 12.5%, to $36.8 million for the nine months ended September 30, 2006 compared with $32.7 million for the same period in 2005.

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital purchases, with cash flows from operations and borrowings under our bank lines of credit. Net cash provided by operating activities totaled approximately $38.2 million for the nine months ended September 30, 2006 compared to approximately $33.8 million in the same period of 2005. The increase in cash provided by operating activities was primarily generated from increases in our net income.

Net cash provided by investing activities was approximately $6.8 million for the nine months ended September 30, 2006 compared with approximately $15.9 million provided by investing activities in the same period of 2005. Investing activities consisted primarily of the purchase and sale or maturities of available-for-sale securities, payments and deposits for expanded or new facilities and the purchase of operating equipment and management information systems during the nine months ended September 30, 2006. The decrease in cash provided by investing activities was the result of a $15.2 million decrease in net cash provided by the sale and purchasing of available-for-sale-securities. Also, the nine months ended September 30, 2005 included $2.8 million in cash provided by the settlement of our lawsuit with the City of Atlanta regarding property we owned adjacent to the Atlanta Hartsfield-Jackson International Airport. Additionally, cash paid for capital expenditures and deposits, net of proceeds from the disposal of property and equipment, increased $4.0 million. These decreases in cash received were offset by $12.8 million in cash used for the acquisition of USX during the nine months ended September 30, 2005.

Net cash used in financing activities totaled approximately $41.0 million for the nine months ended September 30, 2006 compared with approximately $49.7 million used in financing activities for the same period of 2005. The decrease in cash used in financing activities was primarily attributable to a $10.3 million decrease in cash used for the repurchase of our common stock. In addition, during the nine months ended September 30, 2006 we received approximately $0.5 million more in proceeds from the exercise of stock options than during the same period in 2005. The decrease in our repurchases of our common stock and the increase in the exercise of stock options during the nine months ended September 30, 2006 as compared to the same period in 2005 is primarily the result of higher average market prices for our common stock over the first nine months of 2006. Also, cash used for financing activities improved due to the implementation of SFAS No. 123R and the $1.5 million benefit resulting from the requirement to classify tax deductions in excess of the compensation expense recorded for options as financing cash flows as opposed to operating cash flows. These positive movements in cash used in financing activities were offset by a $0.8 million increase in cash dividends paid, a $1.4 million decrease in borrowings from our line of credit and a $1.5 million increase in payments on our line of credit.

For the remainder of 2006, we expect net capital expenditures for operating equipment and management information systems to be approximately $4.0 million. Separate from these capital expenditures, we have substantially completed the project to expand our national hub in Columbus, Ohio and continue to execute our plan to acquire three sites in key gateway cities for construction of new terminals. For the national hub expansion, we have paid $3.9 million of a budgeted $5.0 million through September 30, 2006 and expect to complete the expansion in the fourth quarter of 2006. In addition, on July 10, 2006 we entered into an agreement to purchase real property and to construct a new terminal near Chicago, Illinois for $22.1 million. A deposit of $3.3 million was paid to the sellers upon execution of the agreement. Also, on September 14, 2006 we entered into an agreement to purchase real property and to construct a new terminal near Atlanta, Georgia for $14.8 million.  A deposit of $1.5 million was paid to the sellers upon execution of the agreement.  For both the Chicago and Atlanta agreements, the remainder of the purchase prices will be paid upon completion of each new terminal, which we estimate will occur during the first quarter and second quarter of 2007, respectively.  We intend to fund these expenditures through cash and short-term investments currently on our balance sheet, cash provided by operating activities, the sale of existing equipment and/or borrowings under our credit facility, if necessary.

Our credit facility consists of a working capital line of credit. As long as we comply with the financial covenants and ratios, the credit facility permits us to borrow up to $20.0 million less the amount of any outstanding letters of credit. Interest rates for advances under the facility vary based on how our performance measures against covenants related to total indebtedness, cash flows, results of operations and other ratios. The facility bears interest at LIBOR plus 1.0% to 1.9% and is unsecured. The facility’s expiration was extended until April 2008 by letter agreement entered into in May 2006. At September 30, 2006, we had no balance outstanding under the line of credit facility and had utilized approximately $4.4 million of availability for outstanding letters of credit. We were in compliance with the financial covenants and ratios under the credit facility at September 30, 2006.

On July 25, 2002, we announced that our Board of Directors approved a stock repurchase program for up to 3.0 million shares of common stock (the “2002 Repurchase Plan”). We repurchased 658,547 shares during the third quarter of 2005. During the third quarter of 2005, we completed the repurchase of the shares authorized under the 2002 Repurchase Plan. On November 17, 2005, we announced that our Board of Directors approved a subsequent stock repurchase program for an additional 3.0 million shares of common stock (the “2005 Repurchase Plan”). During the three months ended September 30, 2006, we repurchased 1,041,649 shares of common stock under the 2005 Repurchase Plan for $33.0 million, or $31.68 per share. During the nine months ended September 30, 2006, we repurchased 1,202,695 shares of common stock under the 2005 Repurchase Plan for $38.8 million, or $32.24 per share.

During the three months ended March 31, 2006, June 30, 2006 and September 30, 2006, dividends of $0.07 per share were declared on common stock then outstanding. The quarterly dividends were paid on March 31, 2006, June 9, 2006 and September 9, 2006. During the three months ended March 31, 2005, June 30, 2005 and September 30, 2005, dividends of $0.06 per share were declared on common stock then outstanding. The 2005 quarterly dividends were paid on April 18, 2005, June 3, 2005 and September 2, 2005. Subsequent to September 30, 2006, our Board of Directors declared a cash dividend of $0.07 per share that will be paid on December 8, 2006 to shareholders of record at the close of business on November 24, 2006. We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

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

Effective January 1, 2006, we adopted SFAS No. 123R and elected the modified prospective transition method. Under the modified prospective transition method, awards that are granted, modified, repurchased or canceled after the date of adoption should be measured and accounted for in accordance with SFAS No. 123R. Share-based awards that are granted prior to the effective date should continue to be valued in accordance with SFAS No. 123 and stock option expense for unvested options must be recognized in the statement of operations. As a result of the acceleration of the vesting of our outstanding and unvested options in 2005, there was no additional compensation expense recognized during the three and nine months ended September 30, 2006 related to options granted prior to January 1, 2006.

Prior to the implementation of SFAS No. 123R, we utilized stock options as our sole form of share-based awards. During the three and nine months ended September 30, 2006, we granted 2,500 and 126,850 non-vested shares of common stock (“non-vested shares”) to key employees with a weighted-average fair value of $32.01 and $36.18, respectively. The non-vested shares’ fair values were estimated using opening market prices for the business day of the grant. The share-based compensation for the non-vested shares will be recognized, net of estimated forfeitures, ratably over the requisite service period, or vesting period, of three years. Forfeitures have been estimated based on our historical experience. Share-based compensation expense of $0.3 million and $0.8 million, respectively, was recognized in salaries, wages and employee benefits during the three and nine months ended September 30, 2006. The total tax benefit related to the share-based compensation expense was $0.1 million and $0.3 million, respectively, for the three and nine months ended September 30, 2006. Total compensation cost, net of estimated forfeitures, related to the non-vested shares not yet recognized in earnings was $3.1 million at September 30, 2006. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

On May 23, 2006, our shareholders approved the 2006 Non-Employee Director Stock Plan (the “2006 Plan”). The 2006 Plan is designed to better enable us to attract and retain well-qualified persons for service as directors. Under the 2006 Plan, on the first business day after each Annual Meeting of Shareholders, each non-employee director will automatically be granted an award of 2,250 non-vested shares of our common stock. The non-vested shares will become vested and non-forfeitable in equal annual installments over three years. Each director may elect to defer receipt of the shares under a non-vested share award until the director terminates service on the Board of Directors. If a director elects to defer receipt, we will issue deferred stock units to the director which do not represent actual ownership in shares and the director will not have voting rights or other incidents of ownership until the shares are issued. However, we will credit the director with dividend equivalent payments in the form of additional deferred stock units for each cash dividend payment made by the Company. After approval of the 2006 Plan, 11,250 non-vested shares and 2,250 deferred stock units were issued to our non-employee directors with a weighted-average fair value of $36.27. The share-based compensation for these awards will be recognized, net of estimated forfeitures, ratably over the requisite service period, or vesting period, of three years. Share-based compensation and the related tax benefits recognized during the three and nine months ended September 30, 2006 were less than $0.1 million. Total compensation cost, net of estimated forfeitures, related to the non-vested shares and deferred stock units not yet recognized in earnings was $0.4 million at September 30, 2006. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Dividends paid on non-vested shares that are subsequently forfeited prior to vesting are required by SFAS No. 123R to be recorded to expense instead of as a direct reduction to retained earnings. SFAS No. 123R requires dividend forfeitures to be estimated. Estimated dividend forfeitures recorded to share-based compensation during the three and nine months ended September 30, 2006 were less than $0.1 million.

Under the 2005 Employee Stock Purchase Plan (the “ESPP”), which has been approved by shareholders, we are authorized to issue up to a remaining 484,975 shares of common stock to our employees. These shares may be issued at a price equal to 90% of the lesser of the market value on the first day or the last day of each six-month purchase period. Common stock purchases are paid for through periodic payroll deductions and/or up to two large lump sum contributions. For the three and nine months ended September 30, 2006, participants under the plan purchased -0- and 3,529 shares, respectively, at an average price of $-0- and $32.58, respectively. The weighted-average fair value of each purchase right under the ESPP granted for the three months and nine months ended September 30, 2006, which is equal to the discount from the market value of the common stock at the end of each six-month purchase period, was $-0- and $8.15, respectively. Share-based compensation expense recognized in salaries, wages and employee benefits, and the related tax benefit were less than $0.1 million during the three and nine months ended September 30, 2006.

Prior to the adoption of SFAS No. 123R, we presented all tax benefits for tax deductions resulting from the exercise of stock options as operating cash flows on our statements of cash flows. SFAS No. 123R requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. Accordingly, we classified excess tax benefits as financing cash inflows rather than as operating cash inflows on our statement of cash flows for the nine months ended September 30, 2006.

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

During June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109) (“FIN 48”), which is effective for fiscal years beginning after December 15, 2006 with earlier adoption encouraged. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance prescribed in FIN 48 establishes a recognition threshold of more likely than not that a tax position will be sustained upon examination. The measurement attribute of FIN 48 requires that a tax position be measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We are in the process of evaluating the impact that FIN 48 will have on our financial position and results of operations and currently plan to adopt FIN 48 on January 1, 2007.

During September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 with earlier adoption encouraged. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, the application of SFAS 157 could change current practice. We currently plan to adopt SFAS 157 on January 1, 2008, but the implementation of SFAS 157 is not expected to have a significant impact on our financial position or results of operations.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the third quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information with respect to purchases we made of shares of our common stock during each month in the quarter ended September 30, 2006:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
July 1-31, 2006	263,900	$32.13	508,924	2,491,076
August 1-31, 2006	777,749	31.53	1,286,673	1,713,327
September 1-30, 2006	--	--	--	--
Total	1,041,649	$31.68	1,795,597	1,713,327

(1)	On November 17, 2005, we announced that our Board of Directors approved a stock repurchase program for up to 3.0 million shares of our common stock.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

In accordance with SEC Release No. 33-8212, Exhibits 32.1 and 32.2 are to be treated as “accompanying” this report rather than “filed” as part of the report.

No.	Exhibit

3.1	Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999)
3.2
Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission on November 2, 2004)

4.1
Form of Landair Services, Inc. Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on September 27, 1993)

4.2
Form of Forward Air Corporation Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998)

4.3
Rights Agreement, dated May 18, 1999, between the registrant and SunTrust Bank, Atlanta, N.A., including the Form of Rights Certificate (Exhibit A) and the Form of Summary of Rights (Exhibit B) (incorporated herein by reference to Exhibit 4 to the registrant’s Current Report on Form 8-K filed with the Commission on May 28, 1999)

10.1
Agreement of Purchase and Sale, dated as of July 10, 2006, among AMB Property II, L.P., Headlands Realty Corporation and Forward Air, Inc. (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, filed with the Securities and Exchange Commission on August 4, 2006) (Certain exhibits to this document are omitted from this filing but the registrant will furnish supplemental copies of the omitted materials to the Securities and Exchange Commission upon request.)

10.2	Agreement of Purchase and Sale, dated as of September 14, 2006, by and between Headlands Realty Corporation and Forward Air, Inc. (Exhibits to this document are omitted from this filing but the registrant will furnish supplemental copies of the omitted materials to the Securities and Exchange Commission upon request.)
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Forward Air Corporation
Date: November 3, 2006	By:	/s/ Rodney L. Bell
Rodney L. Bell Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

No.	Exhibit

3.1	Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999)
3.2
Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004, filed with the Securities and Exchange Commission on November 2, 2004)

4.1
Form of Landair Services, Inc. Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on September 27, 1993)

4.2
Form of Forward Air Corporation Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998)

4.3
Rights Agreement, dated May 18, 1999, between the registrant and SunTrust Bank, Atlanta, N.A., including the Form of Rights Certificate (Exhibit A) and the Form of Summary of Rights (Exhibit B) (incorporated herein by reference to Exhibit 4 to the registrant’s Current Report on Form 8-K filed with the Commission on May 28, 1999)

10.1
Agreement of Purchase and Sale, dated as of July 10, 2006, among AMB Property II, L.P., Headlands Realty Corporation and Forward Air, Inc. (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006, filed with the Securities and Exchange Commission on August 4, 2006) (Certain exhibits to this document are omitted from this filing but the registrant will furnish supplemental copies of the omitted materials to the Securities and Exchange Commission upon request.)

10.2
Agreement of Purchase and Sale, dated as of September 14, 2006, by and  between Headlands Realty Corporation and Forward Air, Inc. (Exhibits to this document are omitted from this filing but the registrant will furnish supplemental copies of the omitted materials to the Securities and Exchange Commission upon request.)

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