Form 10-K
period 2006-12-31
FORWARD AIR CORP
filed 2007-02-27
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006
Commission File No. 000-22490

FORWARD AIR CORPORATION
(Exact name of registrant as specified in its charter)

Tennessee	62-1120025
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

430 Airport Road
Greeneville, Tennessee	37745
(Address of principal executive offices)	(Zip Code)

(423) 636-7000
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value	The NASDAQ Stock Market LLC
(Title of class)	(Name of exchange on which registered)

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

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2006 was approximately $1,277,374,667 based upon the $40.73 closing price of the stock as reported on The NASDAQ Stock Market LLC on that date. For purposes of this computation, all directors and executive officers of the registrant are assumed to be affiliates. This assumption is not a conclusive determination for purposes other than this calculation.

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of February 21, 2007 was 30,406,692.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2007 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

Forward Air Corporation

Introductory Note

This Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the “Form 10-K”) contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. Some forward-looking statements may be identified by use of such terms as “believes,” “anticipates,” “intends,” “plans,” “estimates,” “projects” or “expects.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The following is a list of factors, among others, that could cause actual results to differ materially from those contemplated by the forward-looking statements: economic factors such as recessions, inflation, higher interest rates and downturns in customer business cycles, our inability to maintain our historical growth rate because of a decreased volume of freight moving through our network or decreased average revenue per pound of freight moving through our network, increasing competition and pricing pressure, surplus inventories, loss of a major customer, the creditworthiness of our customers and their ability to pay for services rendered, our ability to secure terminal facilities in desirable locations at reasonable rates, the inability of our information systems to handle an increased volume of freight moving through our network, changes in fuel prices, claims for property damage, personal injuries or workers’ compensation, employment matters including rising health care costs, enforcement of and changes in governmental regulations, environmental and tax matters, the handling of hazardous materials, the availability and compensation of qualified independent owner-operators and freight handlers needed to serve our transportation needs and our inability to successfully integrate acquisitions. As a result of the foregoing, no assurance can be given as to future financial condition, cash flows or results of operations. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I

Item 1.	Business

We were formed as a corporation under the laws of the state of Tennessee on October 23, 1981. We are a leading provider of time-definite surface transportation and related logistics services to the North American deferred air freight market. We offer our customers scheduled surface transportation of cargo as a cost effective, reliable alternative to air transportation. We transport cargo that must be delivered at a specific time, but is less time-sensitive than traditional air freight. This type of cargo is frequently referred to in the transportation industry as deferred air freight. We operate through a network of 81 terminals located on or near airports in the United States and Canada, including a central sorting facility in Columbus, Ohio and nine regional hubs serving key markets. Our typical shipment consists of a pallet-load of freight, often consisting of electronics, telecommunications equipment, machine parts, trade show exhibit materials or medical equipment. During 2006, our average shipment weighed over 720 pounds. We utilize a flexible source of capacity made up of owner-operators and, to a lesser extent, other surface transportation providers, which results in a largely variable cost operating model with low capital requirements.

We also offer our customers an array of logistic and other services including: exclusive-use vehicles (commonly referred to as truck brokerage); dedicated fleets; local pick-up and delivery; warehousing; customs brokerage; and shipment consolidation, deconsolidation and handling. These services are critical to our air freight forwarder customers, which are businesses that arrange transportation of cargo for third parties, that do not provide these logistics services themselves or that prefer to use one provider for all of their surface transportation needs.

We market our services primarily to air freight forwarders, integrated air cargo carriers, and passenger and cargo airlines. To serve this market, we offer customers a very high level of service with a focus on on-time, damage-free deliveries. We serve our customers by locating terminals on or near airports and maintaining regularly scheduled transportation service between major cities. We either receive shipments at our terminals or pick up shipments directly from our customers and transport them by truck (i) directly to the destination terminal; (ii) to our Columbus, Ohio central sorting facility; or (iii) to one of our nine regional hubs, where they are unloaded, sorted and reloaded. After reloading the shipments, we deliver them to the terminals nearest their destinations and then, if requested by the customer, on to a final designated site. We ship freight directly between terminals when justified by the volume of shipments. During 2006, approximately 20.8% of the freight we handled was for overnight delivery, approximately 60.6% was for delivery within two to three days and the balance was for delivery in four or more days. We generally do not market our services directly to shippers (where such services might compete with our freight forwarder customers). Also, because we do not place significant size or weight restrictions on shipments, we generally do not compete directly with integrated air cargo carriers such as United Parcel Service, Federal Express and DHL Worldwide in the overnight delivery of small parcels. In 2006, our five largest customers accounted for approximately 27.6% of our operating revenue and no single customer accounted for more than 10.0% of our operating revenue.

Our Industry

As businesses minimize inventory levels, perform manufacturing and assembly operations in multiple locations and distribute their products through multiple channels, they have an increased need for expedited delivery services. Expedited shipments are those shipments for which the customer requires delivery the next day or within two to three days, usually by a specified time or within a specified time window. The Colography Group, Inc., an independent industry market research and consulting firm, estimates that the total U.S. expedited cargo market, including domestic air, domestic ground parcel, domestic less-than-truckload and U.S. air export will generate $107.6 billion in revenue in 2007. Also according to The Colography Group, Inc., the U.S. domestic air freight market accounts for approximately $37.5 billion, or 34.9%, of this market. Approximately 14.1%, of that market is made up of heavyweight overnight and deferred air freight, which is the portion of the market within which we primarily compete.

Shippers with expedited delivery requirements have four principal alternatives to transport freight: freight forwarders; integrated air cargo carriers; less-than-truckload carriers; and passenger and cargo airlines.

•
Freight forwarders obtain requests for shipments from customers, make arrangements for transportation of the cargo by a third-party carrier and usually arrange for both delivery from the shipper to the carrier and from the carrier to the recipient.

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

Although expedited air freight is usually transported by aircraft, freight forwarders often elect to transport cargo by truck, especially for shipments requiring deferred delivery. Generally, the cost of shipping freight, especially heavy freight, by truck is substantially less than shipping by aircraft. We believe there are several trends that are increasing demand for lower-cost truck transportation of expedited air freight. These trends include:

•
Increased Outsourcing of Logistics Management to Third-Party Logistics Providers. Air freight forwarders are playing an increasingly important role in logistics management. As the growing emphasis on just-in-time processes has added to the complexity of logistics management, companies are finding it more advantageous to outsource their logistics management functions to third parties. According to the Council of Supply Chain Management Professionals, the United States’ third-party logistics market grew at a compound annual rate of approximately 17.1% between 1995 and 2005. In contrast to integrated air cargo carriers and less-than-truckload carriers that are focused on utilizing their own fixed-cost assets, air freight forwarders can select from various transportation modes and suppliers to meet their customers’ shipping requirements, thereby serving their customers less expensively. In addition, air freight forwarders generally handle shipments of any size and offer customized shipping options, unlike most integrated air cargo carriers and less-than-truckload carriers.

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

•
Flexible Business Model. Rather than owning and operating our own trucks, we purchase most of our transportation requirements from owner-operators or truckload carriers. This allows us to respond quickly to changing demands and opportunities in our industry and to generate higher returns on assets because of our low capital requirements.

•
Comprehensive Logistic and Other Service Offerings. We offer an array of logistic and other services including: exclusive-use vehicles (commonly referred to as truck brokerage), dedicated fleet, warehousing, customs brokerage and shipment consolidation and handling. In addition, during 2006 we introduced our new pick-up and delivery service called Forward Air Complete™, whereby we arrange for cargo to be picked up from and/or delivered to a customer-designated site. These services are an essential part of many of our customers’ transportation needs and are not offered by many of our competitors.

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

•
Technology Advances. We have continued to invest in information technology to the benefit of our customers and our business processes. In 2006, we substantially completed the development and installation of our Terminal Automation Program (“TAP”), a new wireless application for our Company-operated terminals. The new system enables individual operators to perform virtually all data entry from our terminal floor locations. The new system provides immediate shipment updates, resulting in increased shipment accuracy and improved data timeliness. We believe that the TAP system not only will reduce operational manpower compared to our previous operation, but also will improve our on-time performance. Additionally, in order to support our new Forward Air Complete service offering,  we developed and installed a web-based system, which coordinates activities between our customers, operations personnel and external service providers.

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

•
Develop New Customers. We continue to actively market our services to potential new air freight forwarder customers, such as international freight forwarders. We believe air freight forwarders may move away from integrated air cargo carriers because those carriers charge higher rates, and away from less-than-truckload carriers because those carriers provide less reliable service and compete for the same customers as do the air freight forwarders. In addition, we believe our comprehensive North American network and related logistics services are attractive to domestic and international airlines.

•
Improve Efficiency of Our Transportation Network. We constantly seek to improve the efficiency of our network without changing our infrastructure or incurring significant capital expenditures. Regional hubs and direct shuttles improve our efficiency by reducing the number of miles freight must be transported and reducing the number of times freight must be handled and sorted. As the volume of freight between key markets increases, we intend to continue to add direct shuttles. In 2006, we substantially completed a project to expand our national hub in Columbus, Ohio.  The new expanded Columbus, Ohio facility is 125,000 square feet with 168 trailer doors. This premier facility can unload, sort and load upwards of 3.7 million pounds in five hours. In addition to the expansion, we process-engineered the freight sorting in the expanded building to improve handling efficiencies. The benefits will include reductions in the distance each shipment moves in the building to speed up the transfer process, less handling of freight to further improve service integrity and flexibility to operate multiple sorts at the same time.

•
Expand Logistic and Other Services. We continue to expand our logistic and other services to increase revenue and improve utilization of our terminal facilities and labor force. Because of the timing of the arrival and departure of cargo, our facilities are underutilized during certain portions of the day, allowing us to add logistics services without significantly increasing our costs. Therefore, we have added a number of services in the past few years, such as exclusive-use transportation services, dedicated fleet, warehousing, customs brokerage and shipment consolidation and handling services. In 2006, we introduced Forward Air Complete, our new pick-up and delivery service. These services directly benefit our existing customers and increase our ability to attract new customers, particularly those air freight forwarders that cannot justify providing the services directly. These services are not offered by many transportation providers with whom we compete and are attractive to customers who prefer to use one provider for all of their transportation needs.

•
Enhance Information Systems. We are committed to the continued enhancement of our information systems in ways that will continue to provide us competitive service advantages and increased productivity. We believe our enhanced systems assist us in capitalizing on new business opportunities with existing customers and developing relationships with new customers because of the customer-friendly, cost-saving features our systems provide, including our real-time tracking and tracing of shipments and electronic bill presentment.

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

Operations

We receive freight from air freight forwarders, integrated air cargo carriers and passenger and cargo airlines at our terminals, which are located on or near airports in the United States and Canada. We also pick up freight from customers at designated locations via our new Forward Air Complete service. We consolidate and transport these shipments by truck through our network to our terminals nearest the ultimate destinations of the shipments. We operate regularly scheduled service to and from each of our terminals through our Columbus, Ohio central sorting facility or through one of our nine regional hubs. We also operate regularly scheduled shuttle service directly between terminals where the volume of freight warrants bypassing the Columbus, Ohio central sorting facility or a regional hub. When a shipment arrives at our terminal nearest its destination, the customer arranges for the shipment to be picked up and delivered to its final destination. Through our Forward Air Complete service, we will also deliver the freight for the customer to its final destination.

Terminals

Our network consists of terminals located in the following 81 cities:

City	Airport Served	City	Airport Served
Albany, NY	ALB	Louisville, KY	SDF
Albuquerque, NM	ABQ	Memphis, TN	MEM
Atlanta, GA	ATL	McAllen, TX*	MFE
Austin, TX	AUS	Miami, FL	MIA
Baltimore, MD	BWI	Milwaukee, WI	MKE
Baton Rouge, LA*	BTR	Minneapolis, MN	MSP
Birmingham, AL*	BHM	Mobile, AL*	MOB
Blountville, TN*	TRI	Nashville, TN	BNA
Boston, MA	BOS	Newark, NJ	EWR
Brownsville, TX*	BRO	Newburgh, NY	SWF
Buffalo, NY	BUF	New Orleans, LA	MSY
Charleston, SC	CHS	New York, NY	JFK
Charlotte, NC	CLT	Norfolk, VA	ORF
Chicago, IL	ORD	Oklahoma City, OK	OKC
Cincinnati, OH	CVG	Omaha, NE*	OMA
Cleveland, OH	CLE	Orlando, FL	MCO
Columbia, SC*	CAE	Pensacola, FL*	PNS
Columbus, OH	CMH	Philadelphia, PA	PHL
Corpus Christi, TX*	CRP	Phoenix, AZ	PHX
Dallas/Ft. Worth, TX	DFW	Pittsburgh, PA	PIT
Dayton, OH*	DAY	Portland, OR	PDX
Denver, CO	DEN	Raleigh, NC	RDU
Detroit, MI	DTW	Richmond, VA	RIC
El Paso, TX	ELP	Rochester, NY	ROC
Greensboro, NC	GSO	Sacramento, CA	SMF
Greenville, SC	GSP	Salt Lake City, UT	SLC
Hartford, CT	BDL	San Antonio, TX	SAT
Harlingen, TX*	HRL	San Diego, CA	SAN
Harrisburg, PA*	MDT	San Francisco, CA	SFO
Houston, TX	IAH	Seattle, WA	SEA
Huntsville, AL*	HSV	St. Louis, MO	STL
Indianapolis, IN	IND	Syracuse, NY	SYR
Jackson, MS*	JAN	Tampa, FL	TPA
Jacksonville, FL	JAX	Toledo, OH*	TOL
Kansas City, MO	MCI	Tucson, AZ*	TUS
Knoxville, TN*	TYS	Tulsa, OK	TUL
Lafayette, LA*	LFT	Washington, DC	IAD
Laredo, TX*	LRD	Montreal, Canada*	YUL
Las Vegas, NV	LAS	Ottawa, Canada*	YOW
Little Rock, AR	LIT	Toronto, Canada	YYZ
Los Angeles, CA	LAX

*	Denotes an independent agent location.

Independent agents operate 22 of our locations. These locations typically handle lower volumes of freight relative to our company-operated facilities.

Direct Service and Regional Hubs

We operate direct terminal-to-terminal services and regional overnight service between terminals where justified by freight volumes. We currently provide regional overnight service to many of the markets within our network. Direct service allows us to provide quicker scheduled service at a lower cost because it allows us to minimize out-of-route miles and eliminate the added time and cost of handling the freight at our central or regional hub sorting facilities. Direct shipments also reduce the likelihood of damage because of reduced handling and sorting of the freight. As we continue to increase volume between various terminals, we intend to add other direct services. Where warranted by sufficient volume in a region, we utilize larger terminals as regional sorting hubs, which allows us to bypass our Columbus, Ohio central sorting facility. These regional hubs improve our operating efficiency and enhance customer service. We operate regional hubs in Atlanta, Charlotte, Dallas/Ft. Worth, Kansas City, Los Angeles, New Orleans, Newburgh, Orlando and San Francisco.

Shipments

The average weekly volume of freight moving through our network was approximately 32.2 million pounds per week in 2006. During 2006, our average shipment weighed over 720 pounds and shipment sizes ranged from small boxes weighing only a few pounds to large shipments of several thousand pounds. Although we impose no significant size or weight restrictions, we focus our marketing and price structure on shipments of 200 pounds or more. As a result, we typically do not directly compete with integrated air cargo carriers in the overnight delivery of small parcels. The table below summarizes the average weekly volume of freight moving through our network for each year since 1990.

Year	Average Weekly Volume in Pounds
(In millions)
1990	1.2
1991	1.4
1992	2.3
1993	3.8
1994	7.4
1995	8.5
1996	10.5
1997	12.4
1998	15.4
1999	19.4
2000	24.0
2001	24.3
2002	24.5
2003	25.3
2004	28.7
2005	31.2
2006	32.2

Logistic and Other Services

Customers increasingly demand more than the movement of freight from their transportation providers. To meet these demands, we continually seek ways to customize our logistics services and add new services. Logistic and other services increase our profit margins by increasing our revenue without corresponding increases in our fixed costs.

Our logistic and other services allow customers to access the following services from a single source:

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

Customers and Marketing

Our wholesale customer base is primarily comprised of air freight forwarders, integrated air cargo carriers and passenger and cargo airlines. Our air freight forwarder customers vary in size from small, independent, single facility companies to large, international logistics companies such as SEKO Worldwide, AIT Worldwide Logistics, DHL Danzas, UPS Supply Chain Solutions and Pilot Air Freight. Because we deliver dependable service, integrated air cargo carriers such as UPS Cargo and DHL Worldwide Express use our network to provide overflow capacity and other services, including shipment of bigger packages and pallet-loaded cargo. Our passenger and cargo airline customers include British Airways, KLM, United Airlines and Virgin Atlantic.

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

Technology and Information Systems

Our technology allows us to provide our customers with real-time tracking and tracing of shipments throughout the transportation process, complete shipment history, proof of delivery, estimated charges and electronic bill presentment. In addition, our customers are able to electronically transmit bookings to us from their own networks and schedule transportation and obtain tracking and tracing information. We continue to enhance our systems to permit our customers to obtain this information both through the Internet and through electronic data interchange. We have invested and expect to continue investing management and financial resources on maintaining and upgrading our information systems in an effort to increase the volume of freight we can handle in our network, improve the visibility of shipment information and reduce our operating costs. The ability to provide accurate, real-time information on the status of shipments is increasingly important and our efforts in this area could result in both competitive service advantages and increased productivity throughout our network. We believe our continuing technical enhancements will assist us in capitalizing on new business opportunities, capturing additional freight from existing customers, and attracting new customers.

In 2006, we fully implemented TAP, a new program, in our continuing effort to automate and improve terminal operations, and a new website to support our new Forward Air Complete service offering. TAP enables operation personnel to perform data entry from our terminal floor locations. This greatly reduces the need for data entry personnel and provides immediate shipment updates. The result is increased shipment accuracy and improved data timeliness. We believe the TAP system will improve our ability to provide accurate, real-time information, and will result in both competitive service advantages and increased productivity throughout our network. The Forward Air Complete website coordinates activities between our customers, operations personnel and external service providers. We believe that the TAP system, Forward Air Complete website and other technical enhancements will assist us in capitalizing on new business opportunities and could encourage customers to increase the volume of freight they send through our network.

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

As a result of efforts to expand our logistics and other services, seasonal demands and volume surges in particular markets, we also purchase transportation from other surface transportation providers to handle overflow volume. Of the $146.7 million incurred for purchased transportation during 2006, we purchased 62.4% from owner-operators and 37.6% from other surface transportation providers.

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

Employees

As of December 31, 2006, we had 1,225 full-time employees, 464 of whom were freight handlers. Additionally as of that date, there were 709 part-time employees, of whom the majority were freight handlers. None of our employees are covered by a collective bargaining agreement. We recognize that our workforce, including our freight handlers, is one of our most valuable assets. The recruitment, training and retention of qualified employees are essential to support our continued growth and to meet the service requirements of our customers.

Risk Management and Litigation

Under U.S. Department of Transportation (“DOT”) regulations, we are liable for property damage and personal injuries caused by owner-operators while they are operating on our behalf. We currently maintain liability insurance coverage that we believe is adequate to cover third-party claims. We have a self-insured retention of $0.5 million per occurrence for each vehicle and general liability claim. We may also be subject to claims for workers’ compensation. We maintain workers’ compensation insurance coverage that we believe is adequate to cover such claims. We have a self-insured retention of approximately $0.3 million for each such claim, except in Ohio, where we are a qualified self-insured with an approximately $0.4 million self-insured retention. We could incur claims in excess of our policy limits or incur claims not covered by our insurance.

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

Service Marks

Through one of our subsidiaries, we hold federal trademark registrations or applications for federal trademark registration, associated with the following service marks: Forward Air, Inc.®, North America’s Most Complete Roadfeeder Network®, Forward Air ™  and Forward Air Complete™. These marks are of significant value to our business.

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

Under DOT regulations, we are liable for property damage and personal injuries caused by owner-operators while they are operating on our behalf. We currently maintain liability insurance coverage that we believe is adequate to cover third-party claims. We have a self-insured retention of $0.5 million per occurrence for each vehicle and general liability claim. We may also be subject to claims for workers’ compensation. We maintain workers’ compensation insurance coverage that we believe is adequate to cover such claims. We have a self-insured retention of approximately $0.3 million for each such claim, except in Ohio, where we are a qualified self-insured with an approximately $0.4 million self-insured retention. We could incur claims in excess of our policy limits or incur claims not covered by our insurance. Any claims beyond the limits or scope of our insurance coverage may have a material adverse effect on us. Because we do not carry “stop loss” insurance, a significant increase in the number of claims that we must cover under our self-insurance retainage could adversely affect our profitability. In addition, we may be unable to maintain insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against losses.

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

Our information technology systems are dependent upon global communications providers, web browsers, telephone systems and other aspects of the Internet infrastructure that have experienced significant system failures and electrical outages in the past. While we take measures to ensure our major systems have redundant capabilities, our systems are susceptible to outages from fire, floods, power loss, telecommunications failures, break-ins and similar events. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. The occurrence of any of these events could disrupt or damage our information technology systems and inhibit our internal operations, our ability to provide services to our customers and the ability of our customers to access our information technology systems. This may result in the loss of customers or a reduction in demand for our services.

If we have difficulty attracting and retaining owner-operators or freight handlers, our results of operations could be adversely affected.

We depend on owner-operators for most of our transportation needs. In 2006, owner-operators provided 62.4% of our purchased transportation. Competition for owner-operators is intense, and sometimes there are shortages of available owner-operators. In addition, we need a large number of freight handlers to operate our business efficiently. During periods of low unemployment in the areas where our terminals are located, we may have difficulty hiring and retaining a sufficient number of freight handlers. If we have difficulty attracting and retaining enough qualified owner-operators or freight handlers, we may be forced to increase wages and benefits, which would increase our operating costs. This difficulty may also impede our ability to maintain our delivery schedules, which could make our service less competitive and force us to curtail our planned growth. If our labor costs increase, we may be unable to offset the increased labor costs by increasing rates without adversely affecting our business. As a result, our profitability may be reduced.

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

The DOT and various state agencies have been granted broad regulatory powers over our business, and we are licensed by the DOT and U.S. Customs. If we fail to comply with any applicable regulations, our licenses may be revoked or we could be subject to substantial fines or penalties and to civil and criminal liability.

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

Our shareholder rights plan, charter and bylaws and provisions of Tennessee law may discourage transactions that otherwise could provide for the payment of a premium over prevailing market prices for our common stock, $0.01 par value per share, and also could limit the price that investors are willing to pay in the future for shares of our common stock.

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

We lease our 37,500 square foot headquarters in Greeneville, Tennessee from the Greeneville-Greene County Airport Authority. The initial lease term ended in 2006 and has two ten-year and one five-year renewal options. We timely notified the Greeneville-Greene County Airport Authority of our intent to renew the lease for an additional ten years, which will run through 2016. The extension was signed in January 2007.

We own our Columbus, Ohio central sorting facility. During 2006 we completed a $5.5 million expansion of this facility.  The new expanded Columbus, Ohio facility is 125,000 square feet with 168 trailer doors. This premier facility can unload, sort and load upwards of 3.7 million pounds in five hours. In addition to the expansion, we process-engineered the freight sorting in the expanded building to improve handling efficiencies. The benefits will include reductions in the distance each shipment moves in the building to speed up the transfer process, less handling of freight to further improve service integrity and flexibility to operate multiple sorts at the same time.

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

As part of our plan to acquire three new sites in key gateway cities, we entered into an agreement on July 10, 2006 to purchase real property and to construct a new terminal near Chicago, Illinois. On September 14, 2006, we entered into an agreement to purchase real property and to construct a new regional hub near Atlanta, Georgia. In addition, during February 2007 we purchased 36.7 acres of land in Irving, Texas on which we will build a new regional hub. Completion of the new terminal and regional hubs will occur throughout 2007.

We lease and maintain terminals in 57 additional cities located at or near various airports in the United States and Canada. Lease terms are typically for three to five years. The remaining 22 terminals are agent stations operated by independent agents who handle freight for us on a commission basis.

We own the majority of trailers we use to move freight through the Forward Air network. Substantially all of our trailers are 53’ long, some of which have specialized roller bed equipment required to serve air cargo industry customers. The average age of our owned trailer fleet was approximately 2.5 years at December 31, 2006.

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

During the fourth quarter of the fiscal year ended December 31, 2006, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

Executive Officers of the Registrant

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K of the Securities Act and General Instruction G(3) to Form 10-K, the following information is included in Part I of this report. The ages listed below are as of December 31, 2006.

The following are our executive officers:

Name	Age	Position
Bruce A. Campbell	55	President and Chief Executive Officer
Rodney L. Bell	44	Chief Financial Officer, Senior Vice President and Treasurer
Craig A. Drum	51	Senior Vice President, Sales
Matthew J. Jewell	40	Senior Vice President, General Counsel and Secretary
Chris C. Ruble	44	Senior Vice President, Operations

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

Rodney L. Bell began serving as Chief Financial Officer, Senior Vice President and Treasurer in June 2006. Mr. Bell, who is a Certified Public Accountant, was appointed Chief Accounting Officer in February 2006 and continued to serve as Vice President and Controller, positions held since October 2000 and February 1995, respectively. Mr. Bell joined the Company in March 1992 as Assistant Controller after serving as a senior manager with the accounting firm of Adams and Plucker in Greeneville, Tennessee.

Craig A. Drum has served as Senior Vice President, Sales since July 2001 after joining us in January 2000 as Vice President, Sales for our Internet and technology service and support subsidiary. In February 2001, Mr. Drum was promoted to Vice President of National Accounts. Prior to January 2000, Mr. Drum spent most of his 24-year career in air freight with Delta Air Lines, Inc., most recently as the Director of Sales and Marketing - Cargo.

Matthew J. Jewell has served as Senior Vice President and General Counsel since July 2002. In October 2002, he was also appointed Secretary. From July 2002 until May 2004, Mr. Jewell was also the Senior Vice President, General Counsel and Secretary of Landair Corporation. From January 2000 until joining us in July 2002, Mr. Jewell was a partner with the law firm of Austin & Sparks, P.C. Mr. Jewell was an associate at Dennis, Corry & Porter, L.L.P. from July 1991 to December 1998 and a partner from January 1999 to January 2000.

Chris C. Ruble has served as Senior Vice President, Operations since October 2001. He was a Regional Vice President from September 1997 to October 2001 and a regional manager from February 1997 to September 1997, after starting with us as a terminal manager in January 1996. From June 1986 to August 1995, Mr. Ruble served in various management capacities at Roadway Package System, Inc.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our common stock, $0.01 par value per share (“Common Stock”), trades on The NASDAQ Global Select Stock Market™ under the symbol “FWRD.” The following table sets forth the high and low sales prices for the Common Stock as reported by The NASDAQ Global Select Stock Market™ for each full quarterly period within the two most recent fiscal years. All prices have been restated to reflect a three-for-two stock split declared in February 2005.

2006	High	Low
First Quarter	$39.49	$31.01
Second Quarter	$41.05	$35.04
Third Quarter	$43.67	$30.26
Fourth Quarter	$37.58	$28.86

2005	High	Low
First Quarter	$30.37	$25.67
Second Quarter	$30.00	$22.02
Third Quarter	$36.86	$28.13
Fourth Quarter	$40.93	$32.58

There were approximately 377 shareholders of record of our Common Stock as of February 21, 2007.

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

During each of the three months ended March 31, 2006, June 30, 2006, September 30, 2006 and December 31, 2006, dividends of $0.07 per share were declared on our Common Stock then outstanding. The quarterly dividends were paid on March 31, 2006, June 9, 2006, September 8, 2006 and December 8, 2006. During the three months ended March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005, dividends of $0.06 per share were declared on our Common Stock then outstanding. The 2005 quarterly dividends were paid on April 18, 2005, June 3, 2005, September 2, 2005 and January 3, 2006. Subsequent to December 31, 2006, our Board of Directors declared a cash dividend of $0.07 per share that will be paid on March 30, 2007 to shareholders of record at the close of business on March 15, 2007. We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

There are no material restrictions on our ability to declare dividends.

None of our securities were sold during fiscal year 2006 without registration under the Securities Act.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2006 with respect to shares of our Common Stock that may be issued under existing equity compensation plans, including the 1992 Amended and Restated Stock Option and Incentive Plan (the “1992 Plan”), the 1999 Stock Option and Incentive Plan (the “1999 Plan”), the Non-Employee Director Stock Option Plan (the “NED Plan”), the 2000 Non-Employee Director Award (the “2000 NED Award”), the 2005 Employee Stock Purchase Plan (the “ESPP”) and the 2006 Non-Employee Director Stock Plan (the “2006 NED Plan”). All shares and prices have been restated to reflect a three-for-two stock split declared in February 2005. Our shareholders have approved each of these plans.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)		(c)
Equity Compensation Plans Approved by Shareholders	1,714,877	(1)	$21.36	(2)	2,362,991	(3)
Equity Compensation Plans Not Approved by Shareholders	--		--		--
Total	1,714,877		$21.36		2,362,991

(1)	Includes 57,005 shares of Common Stock issuable upon the exercise of options under the 1992 Plan. The 1992 Plan expired November 12, 2002. No additional options may be granted under the 1992 Plan.
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

(3)	Includes shares available for future issuance under the ESPP. As of December 31, 2006, an aggregate of 479,079 shares of Common Stock were available for issuance under the ESPP.

Stock Performance Graph

The following graph compares the percentage change in the cumulative shareholder return on our Common Stock with The NASDAQ Trucking and Transportation Stocks Index and The NASDAQ Global Select Stock Market™ Index commencing on the last trading day of December 2001 and ending on the last trading day of December 2006. The graph assumes a base investment of $100 made on December 31, 2001 and the respective returns assume reinvestment of all dividends. The comparisons in this graph are required by the SEC and, therefore, are not intended to forecast or necessarily be indicative of any future return on our Common Stock.

	2001	2002	2003	2004	2005	2006
Forward Air Corporation	$100	$ 57	$ 81	$132	$163	$129
NASDAQ Trucking and Transportation Stocks Index	100	102	146	187	195	227
NASDAQ Stock Market Index	100	69	103	112	115	126

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases we made of shares of our Common Stock during each month in the quarter ended December 31, 2006.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
October 1-31, 2006	--	--	--	--
November 1-30, 2006	--	--	--	--
December 1-31, 2006	100,000	$29.48	1,386,673	1,613,327
Total	100,000	$29.48	1,386,673	1,613,327

(1)	On November 17, 2005, we announced that our Board of Directors approved a stock repurchase program for up to 3.0 million shares of our Common Stock with a term expiring November 18, 2008.

Item 6.	Selected Financial Data

The following table sets forth our selected financial data. The selected financial data should be read in conjunction with our consolidated financial statements and notes thereto, included elsewhere in this report.

	Year ended December 31
	2006	2005	2004	2003	2002
	(in thousands, except per share data)

Income Statement Data:
Operating revenue	$352,758	$320,934	$282,197	$241,517	$226,072
Income from operations	75,396	67,437	53,598	40,182	32,737
Operating margin (1)	21.4%	21.0%	19.0%	16.6%	14.5%
Net income	48,923	44,909	34,421	25,815	21,616
Net income per share: (2)
Basic	$1.57	$$1.41	$1.07	$0.81	$0.67
Diluted	$1.55	$$1.39	$1.05	$0.79	$0.65

Cash dividends declared per common share (2)	$0.28	$0.24	$--	$--	$--

Balance Sheet Data (at end of period):
Total assets	$213,014	$212,600	$214,553	$175,087	$145,511
Long-term obligations, net of current portion	796	837	867	907	935
Shareholders’ equity	185,227	178,816	181,003	147,708	118,346

(1)	Income from operations as a percentage of operating revenue.
(2)	Restated to reflect a three-for-two stock split declared in February 2005.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In addition, during 2006 we introduced our new pick-up and delivery service called Forward Air Complete whereby we arrange for cargo to be picked up from and/or delivered to a customer-designated site. Through offering Forward Air Complete we expect to increase tonnage through our network by attracting new customers or shipments from existing customers that require door-to-door service. Revenue from the roll out of Forward Air Complete was $1.3 million during the year ended December 31, 2006.

Trends and Developments

During the year ended December 31, 2006 our logistics business experienced significant growth while the growth rate for our airport-to-airport business slowed over the last half of the year. The growth rate of our logistics business is driven by our added capacity and continuing efforts to promote and expand the business, as well as by our enhanced technology. During the year ended December 31, 2006, the one-year anniversary of our May 28, 2005 acquisition of certain assets of U.S. Xpress Enterprises, Inc. (“USX”) occurred bringing an anticipated slowing of the airport-to-airport tonnage and revenue growth. In anticipation of this slowing, we began a number of initiatives focused on continued growth of our airport-to-airport business as well as overall revenue growth. These initiatives include the implementation of Forward Air Complete, our partnership with DHL Global Forwarding to be their primary ground transportation provider and new strategic business initiatives with United Airlines and Pilot Air Freight.

 Also, during the year ended December 31, 2006 we completed a project to expand our national hub in Columbus, Ohio.  The new expanded Columbus, Ohio facility is 125,000 square feet with 168 trailer doors. This premier facility can unload, sort and load upwards of 3.7 million pounds in five hours. In addition to the expansion, we process-engineered the freight sorting in the expanded building to improve handling efficiencies. The benefits will include reductions in the distance each shipment moves in the building to speed up the transfer process, less handling of freight to further improve service integrity and flexibility to operate multiple sorts at the same time.

Risk Factors

A summary of factors which could affect results and cause results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf, are further described under the caption “Risk Factors” in the Business portion of our 2006 Form 10-K.

Results of Operations

The following table sets forth our historical financial data for the years ended December 31, 2006 and 2005 (in millions):

	2006	2005	Change	% Change
Operating revenue:
Airport-to-airport	$299.6	$276.9	$22.7	8.2%
Logistics	32.1	24.4	7.7	31.6
Accessorial	21.0	19.6	1.4	7.1
Total operating revenue	352.7	320.9	31.8	9.9
Operating expenses:
Purchased transportation	146.7	132.9	13.8	10.4
Salaries, wages and employee benefits	74.4	68.1	6.3	9.3
Operating leases	14.5	13.5	1.0	7.4
Depreciation and amortization	8.9	8.9	--	--
Insurance and claims	6.0	5.2	0.8	15.4
Other operating expenses	26.8	24.9	1.9	7.6
Total operating expenses	277.3	253.5	23.8	9.4
Income from operations	75.4	67.4	8.0	11.9
Total other income	3.1	3.8	(0.7)	(18.4)
Income before income taxes	78.5	71.2	7.3	10.3
Income taxes	29.6	26.3	3.3	12.5
Net income	$48.9	$44.9	$4.0	8.9%

The following table sets forth our historical financial data for the years ended December 31, 2005 and 2004:

	2005	2004	Change	% Change
Operating revenue:
Airport-to-airport	$276.9	$238.4	$38.5	16.1%
Logistics	24.4	24.1	0.3	1.2
Accessorial	19.6	19.7	(0.1)	(0.5)
Total operating revenue	320.9	282.2	38.7	13.7
Operating expenses:
Purchased transportation	132.9	118.4	14.5	12.2
Salaries, wages and employee benefits	68.1	62.7	5.4	8.6
Operating leases	13.5	12.8	0.7	5.5
Depreciation and amortization	8.9	6.8	2.1	30.9
Insurance and claims	5.2	5.4	(0.2)	(3.7)
Other operating expenses	24.9	22.5	2.4	10.7
Total operating expenses	253.5	228.6	24.9	10.9
Income from operations	67.4	53.6	13.8	25.7
Total other income	3.8	1.1	2.7	245.5
Income before income taxes	71.2	54.7	16.5	30.2
Income taxes	26.3	20.3	6.0	29.6
Net income	$44.9	$34.4	$10.5	30.5%

The following table shows the percentage relationship of expense items to operating revenue for the years ended December 31, 2006, 2005 and 2004:

	2006	2005	2004
Operating revenue:
Airport-to-airport	84.9	86.3%	84.5%
Logistics	9.1	7.6	8.5
Accessorial	6.0	6.1	7.0
Total operating revenue	100.0%	100.0%	100.0%
Operating expenses:
Purchased transportation	41.6	41.4	42.0
Salaries, wages and employee benefits	21.1	21.2	22.2
Operating leases	4.1	4.2	4.5
Depreciation and amortization	2.5	2.8	2.4
Insurance and claims	1.7	1.6	1.9
Other operating expenses	7.6	7.8	8.0
Total operating expenses	78.6	79.0	81.0
Income from operations	21.4	21.0	19.0
Other income, net	0.9	1.2	0.4
Income before income taxes	22.3	22.2	19.4
Income taxes	8.4	8.2	7.2
Net income	13.9%	14.0%	12.2%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Operating revenue increased by $31.8 million, or 9.9%, to $352.7 million for the year ended December 31, 2006 from $320.9 million for the year ended December 31, 2005. Airport-to-airport revenue, which is the largest component of our operating revenue, increased $22.7 million, or 8.2%, to $299.6 million, accounting for 84.9% of our total operating revenue during the year ended December 31, 2006 compared to 86.3% for the year ended December 31, 2005. Airport-to-airport revenue decreased as a percentage of total operating revenue is the result of the significant growth of our logistics revenue, which is discussed below. The 8.2% increase in airport-to-airport revenue was driven by an increase in tonnage and an increase in average revenue per pound. Tonnage that transited our network increased by 2.2% in the year ended December 31, 2006 compared with the year ended December 31, 2005. The increase in tonnage is a result of positive trends among our customer base and the acquisition of certain assets of USX on May 28, 2005.  These positive trends were offset by a decline in shipping demand during the last half of 2006, as demonstrated by the 3.0% decline in our average weight per shipment, despite a 5.3% increase in total shipments. Our airport-to-airport business is priced on a per pound basis and the average revenue per pound, including the impact of fuel surcharges, increased 5.9% for the year ended December 31, 2006 versus the year ended December 31, 2005. Average revenue per pound increased primarily as a result of rate increases implemented in March 2006 and increased fuel surcharges to offset rising fuel costs.

Our logistics revenue, which is primarily truckload brokerage and priced on a per mile basis, increased $7.7 million, or 31.6%, to $32.1 million, accounting for 9.1% of our total operating revenue during the year ended December 31, 2006 compared to 7.6% for the year ended December 31, 2005. Logistics revenue increased despite the loss of a significant customer in the second half of 2005 who accounted for approximately $1.6 million in logistics revenue during the year ended December 31, 2005. The increase in logistics revenue is primarily attributable to our ability to capture a larger percentage of truckload opportunities as a result of our increased access to sufficient capacity through third-party transportation providers. During the year ended December 31, 2006, we increased the number of miles driven to support our logistics revenue by 32.6%. The increase in miles driven is a result of our continued efforts to grow our logistics business and obtain additional customers. The average revenue per mile of our logistics business, including the impact of fuel surcharges, decreased 0.9% for the year ended December 31, 2006 versus the year ended December 31, 2005. The decrease in our revenue per mile is primarily a result of a change in the mix of business offset by increased fuel surcharges to offset rising fuel costs.

Accessorial revenue, which includes Forward Air Complete, warehousing services and terminal handling and accounts for our final component of operating revenue, increased $1.4 million, or 7.1% to $21.0 million for the year ended December 31, 2006 from $19.6 million for the year ended December 31, 2005. The increase in accessorial revenue is attributable to the 2006 introduction of Forward Air Complete and increases in other accessorial charges for special shipping needs, offset by decreases in terminal handling fees due to the customer loss discussed in logistics revenue.

Purchased transportation increased by $13.8 million, or 10.4%, to $146.7 million for the year ended December 31, 2006 from $132.9 million for the year ended December 31, 2005. The increase in purchased transportation is primarily attributable to an increase of approximately 9.5% in miles driven and an approximate 0.9% increase in the total cost per mile for the year ended December 31, 2006 versus the year ended December 31, 2005. As a percentage of total operating revenue, purchased transportation increased to 41.6% during the year ended December 31, 2006 compared to 41.4% in the same period of 2005. For the year ended December 31, 2006, purchased transportation costs for our airport-to-airport network decreased to 39.4% of airport-to-airport revenue for the year ended December 31, 2006 versus 40.0% for the year ended December 31, 2005. The proportionate improvement resulted from better load factors, or more revenue per mile, for the year ended December 31, 2006. For the year ended December 31, 2006, logistics purchased transportation costs represented 71.0% of logistics revenue versus 70.3% for the year ended December 31, 2005. The increase resulted from lower logistics revenue per mile discussed above and a 0.1% increase in our logistics cost per mile. Logistics cost per mile increased as a result of the use of more third-party transportation providers as opposed to our less costly fleet of owner-operators offset by lower third-party transportation provider rates due to our increased capacity and utilization. Accessorial purchased transportation costs as a percentage of accessorial revenue increased to 28.2% of accessorial revenue for the year ended December 31, 2006 from 25.1% for the year ended December 31, 2005. The increase as a percentage of revenue is primarily attributable to a change in the revenue mix resulting from the implementation of Forward Air Complete and the customer loss discussed in the analysis of logistics revenue.

Salaries, wages and employee benefits were 21.1% of operating revenue for the year ended December 31, 2006 compared to 21.2% for the same period of 2005. The decrease in salaries, wages and employee benefits as a percentage of operating revenue is attributable to operating efficiencies gained during the year. Salaries and wages, including payroll taxes, and workers’ compensation insurance and expenses, which increased by $3.9 million, or 6.2%, declined 0.7% as a percentage of revenue. Salaries and wages and workers’ compensation insurance and expenses increased to meet the additional demands of the increased tonnage through our network and increased logistics and other services provided to our customers, but declined as a percentage of revenue due to operating efficiencies gained during the year as a result of TAP and other management initiatives. This decrease as a percentage of revenue was offset by a $2.4 million, or 0.6% as a percentage of operating revenue, increase in health care costs due to increased participants in our health care plan, as well as a larger number of high dollar claims. Also, during 2006 we implemented Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payments(“SFAS 123R”), and issued non-vested shares of Common Stock to certain key employees. As a result we recognized $1.3 million, or 0.4% of operating revenue, in share-based compensation that is included in salaries, wages and employee benefits for the year ended December 31, 2006. However, this increase was offset by the year ended December 31, 2005 including a $1.3 million dollar, or 0.4% of operating revenue, charge resulting from the decision by our Board of Directors to accelerate the vesting of all of our outstanding and unvested stock options to employees, officers and non-employee directors in the fourth quarter of 2005.

Operating leases, the largest component of which is facility rent, were 4.1% of operating revenue for the year ended December 31, 2006 compared with 4.2% for the year ended December 31, 2005. The decrease in operating leases as a percentage of operating revenue was attributable to the increase in operating revenue as operating lease expenses increased $1.0 million, or 7.4%, from the year ended December 31, 2005 to the year ended December 31, 2006. The increase is attributable to expansion of certain facilities resulting in higher facility rent.

Depreciation and amortization expense as a percentage of operating revenue was 2.5% for the year ended December 31, 2006 compared to 2.8% for the year ended December 31, 2005. Depreciation and amortization expense was $8.9 million for the year ended December 31, 2006 and 2005. The decrease in depreciation and amortization expense as a percentage of operating revenue was attributable to the increase in operating revenue as depreciation and amortization remained consistent year over year. Depreciation decreased $1.1 million year over year due to the year ended December 31, 2005 including increased depreciation from the accelerated depreciation of trailers sold in the third and fourth quarters of 2005. Also, depreciation decreased $0.8 million due to several assets becoming fully depreciated during 2006. These decreases were offset by amortization expense increasing during the year ended December 31, 2006 by $0.5 million, or by five additional months of amortization, due to the purchase of certain assets of USX on May 28, 2005. The decreases were also offset by increased depreciation on new trailers and tractors purchased during late 2005 and 2006, as well the depreciation on our new TAP system which was fully implemented during 2006.

Insurance and claims were 1.7% of operating revenue for the year ended December 31, 2006 compared to 1.6% for the year ended December 31, 2005 . The increase in insurance and claims is primarily the result of higher insurance premiums, offset by improved claims experience during the year ended December 31, 2006. Additionally, during the year ended December 31, 2005, an independent third party performed an actuary study of our loss development factor for vehicle liability claims. The results of the study caused us to lower our loss development reserve for vehicle liability claims.

Other operating expenses were 7.6% of operating revenue for the year ended December 31, 2006 compared to 7.8% for the year ended December 31, 2005. The decrease in other operating expenses as a percentage of operating revenue was attributable to the increase in operating revenue as other operating expenses increased $1.9 million, from the year ended December 31, 2005 to the year ended December 31, 2006. The $1.9 million increase in other operating expenses is primarily attributable to a $0.7 million decrease in the gain on the sale of trailers due to the replacement of approximately half of the trailers in our fleet during 2005. The remaining increase in total other operating expenses is attributable to increases in volume related operating expenses, such as fuel, tires, and station handling fees.

Income from operations increased by $8.0 million, or 11.9%, to $75.4 million for the year ended December 31, 2006 compared with $67.4 million for the same period in 2005. The increase in income from operations was primarily a result of the increase in operating revenue and operating expenses decreasing as a percentage of revenue.

Other income, net was $3.1 million, or 0.9% of operating revenue, for the year ended December 31, 2006 compared with $3.8 million, or 1.2% of operating revenue, for the year ended December 31, 2005. The decrease in other income in total dollars and as a percentage of operating revenue was attributable to the year ended December 31, 2005 including the $1.4 million gain from our lawsuit settlement with the City of Atlanta regarding property we owned adjacent to the Atlanta Hartsfield-Jackson International Airport. This decrease was offset by higher interest income earned during the year ended December 31, 2006 due to higher yields and average investment balances. The decrease was further offset by 2006 including a $0.3 million gain on the recovery of escrow funds related to a 2001 asset purchase.

The combined federal and state effective tax rate for the year ended December 31, 2006 was 37.7% compared to a rate of 37.0% for the year ended December 31, 2005. The increase in the effective tax rate was primarily due to a decrease in tax-exempt interest income as a percentage of our total income before taxes.

As a result of the foregoing factors, net income increased by $4.0 million, or 8.9%, to $48.9 million for the year ended December 31, 2006 compared with $44.9 million for the year ended December 31, 2005.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Operating revenue increased by $38.7 million, or 13.7%, to $320.9 million for 2005 from $282.2 million in 2004. Airport-to-airport, which is the largest component of our operating revenue, increased $38.5 million to $276.9 million, accounting for 86.3% of our total operating revenue. The increase in airport-to-airport revenue was driven, in part, by the acquisition of certain assets of USX in the second quarter of 2005. During 2005, we experienced an 8.2% increase in tonnage that transited our network as the result of a stronger economy and positive trends among our customer base. Our airport-to-airport business is priced on a per pound basis and the average revenue per pound including the impact of fuel surcharges increased 5.0% for 2005 versus 2004 primarily as the result of a rate increase implemented during the year. Our logistics revenue, which is primarily truckload brokerage and priced on a per mile basis, increased $0.3 million to $24.4 million in 2005. During the year, we decreased the number of miles driven to support our logistics revenue by 4.4% while increasing the revenue per mile including the impact of fuel surcharges charged by 5.8%. Accessorial revenue, which includes warehousing services and terminal handling and accounts for our final component of operating revenue, decreased $0.1 million to $19.6 million, a 0.4% decrease from 2004.

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

Other income, net was $3.8 million, or 1.2% of operating revenue, in 2005 compared to $1.1 million, or 0.4%, for the same period in 2004. The increase in other income in total dollars and as a percentage of operating revenue was attributable to the year ended December 31, 2005 including the $1.4 million gain from our lawsuit settlement with the City of Atlanta regarding property we owned adjacent to the Atlanta Hartsfield-Jackson International Airport. The remaining increase in other income, net resulted from higher interest income attributed to higher yields on balances in available-for-sale securities during 2005.

The combined federal and state effective tax rate for 2005 was 37.0% of pre-tax income compared to a rate of 37.0% for the same period in 2004.

As a result of the foregoing factors, net income increased by $10.5 million, or 30.5%, to $44.9 million for 2005 compared to $34.4 million for the same period in 2004.

Discussion of Critical Accounting Policies

Our discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. We continuously evaluate our critical accounting policies and estimates, including those related to collectibility of accounts receivable, self-insurance loss reserves, income taxes, share-based compensation, and valuation of goodwill. We base our estimates on historical experience and on various assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our financial position and results of operations may be significantly different when reported under different conditions or when using different assumptions in the application of such policies. In the event estimates or assumptions prove to be different from actual amounts, adjustments are made in subsequent periods to reflect more current information.

      We believe the following critical accounting policies require significant judgments and estimates in the preparation of our consolidated financial statements.

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances in which management is aware of a specific customer’s inability to meet its financial obligations to us (for example, bankruptcy filings or accounts turned over for collection or litigation), we record a specific reserve for these bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for these bad debts based on the length of time the receivables are past due. Specifically, amounts that are 90 days or more past due are reserved at 50.0%. If circumstances change (i.e., we experience higher than expected defaults or an unexpected material adverse change in a customer’s ability to meet its financial obligations to us), the estimates of the recoverability of amounts due to us could be reduced by a material amount. Accounts are written off after all means of collection, including legal action, have been exhausted.

Allowance for Revenue Adjustments

Our allowance for revenue adjustments consists of amounts reserved for billing rate changes that are not captured upon load initiation. These adjustments generally arise: (i) when the sales department contemporaneously grants small rate changes (“spot quotes”) to customers that differ from the standard rates in the system; (ii) when freight requires dimensionalization or is reweighed resulting in a different required rate; (iii) when billing errors occur; and (iv) when data entry errors occur. When appropriate, permanent rate changes are initiated and reflected in the system. We monitor the manual revenue adjustments closely through the employment of various controls that are in place to ensure that revenue recognition is not compromised and that fraud does not occur. During 2006, average revenue adjustments per month were approximately $0.2 million, on average revenue per month of approximately $29.6 million (less than 1.0% of monthly revenue). In order to estimate the allowance for revenue adjustments related to ending accounts receivable, we prepare an analysis that considers average monthly revenue adjustments and the average lag for identifying and quantifying these revenue adjustments. Based on this analysis, we establish an allowance for approximately 40-80 days (dependent upon experience in the last twelve months) of average revenue adjustments, adjusted for rebates and billing errors. The lag is periodically adjusted based on actual historical experience. Additionally, the average amount of revenue adjustments per month can vary in relation to the level of sales or based on other factors (such as personnel issues that could result in excessive manual errors or in excessive spot quotes being granted). Both of these significant assumptions are continually evaluated for validity.

Self-Insurance Loss Reserves

Given the nature of our operating environment, we are subject to vehicle and general liability, workers’ compensation and health insurance claims. To mitigate a portion of these risks, we maintain insurance for individual vehicle and general liability claims exceeding $0.5 million and workers’ compensation claims and health insurance claims exceeding approximately $0.3 million, except in Ohio, where we are a qualified self-insured with an approximately $0.4 million self-insured retention. The amount of self-insurance loss reserves and loss adjustment expenses is determined based on an estimation process that uses information obtained from both company-specific and industry data, as well as general economic information. The estimation process for self-insurance loss exposure requires management to continuously monitor and evaluate the life cycle of claims. Using data obtained from this monitoring and our assumptions about the emerging trends, management develops information about the size of ultimate claims based on its historical experience and other available market information. The most significant assumptions used in the estimation process include determining the trend in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior year claims, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. Management also monitors the reasonableness of the judgments made in the prior year’s estimation process (referred to as a hindsight analysis) and adjusts current year assumptions based on the hindsight analysis. Additionally, we utilize an actuary to evaluate open vehicle liability claims and estimate the ongoing development exposure.

Income Taxes

The Company accounts for income taxes using the liability method, whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be recovered or settled.

Valuation of Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we conduct an annual impairment test of goodwill at the end of the second quarter of each year based on judgments regarding the market value of our Common Stock, ongoing profitability and cash flow of the underlying assets. Changes in strategy or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. For example, if we had reason to believe that our recorded goodwill had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill that we believe is impaired. The annual impairment test was conducted and it did not result in any impairment charges.

Share-Based Compensation

Prior to January 1, 2006, as permitted by SFAS No. 123, Accounting for Stock Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, we accounted for share-based payments to employees using Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. As such, we generally recognized no compensation cost for employee stock options as options granted had exercise prices equal to the fair market value of our Common Stock on the date of grant. We also recorded no compensation expense in connection with our employee stock purchase plan as the purchase price of the stock paid by employees was not less than 85% of the fair market value of our Common Stock at the beginning and at the end of each purchase period.

Effective January 1, 2006, we adopted SFAS 123R and elected the modified prospective transition method. Under the modified prospective transition method, awards that are granted, modified, repurchased or canceled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Share-based awards that are granted prior to the effective date should continue to be valued in accordance with SFAS 123 and stock option expense for unvested options must be recognized in the statement of operations. On December 31, 2005, our Board of Directors accelerated the vesting of all of our outstanding and unvested stock options awarded to employees, officers and non-employee directors under our stock option award plans. As a result of the acceleration of the vesting of our outstanding and unvested options in 2005, there was no additional compensation expense recognized during the year ended December 31, 2006 related to options granted prior to January 1, 2006.

Prior to the implementation of SFAS 123R, we utilized stock options as our sole form of share-based awards. During the year ended December 31, 2006, we granted non-vested shares of Common Stock (“non-vested shares”) to key employees. The non-vested shares’ fair values were estimated using opening market prices for the business day of the grant. The share-based compensation for the non-vested shares is recognized, net of estimated forfeitures, ratably over the requisite service period, or vesting period, of three years. Forfeitures have been estimated based on our historical experience, but will be adjusted for future changes in forfeiture experience. We estimate the forfeitures of dividends paid on non-vested shares and record expense for the estimated forfeitures in accordance with SFAS 123R.

Under the ESPP, which has been approved by shareholders, we are authorized to issue shares of Common Stock to our employees. These shares may be issued at a price equal to 90% of the lesser of the market value on the first day or the last day of each six-month purchase period. Common Stock purchases are paid for through periodic payroll deductions and/or up to two large lump sum contributions. As the ESPP does not qualify as non-compensatory under the requirements of SFAS 123R, we recognize share-based compensation on the date of purchase based on the difference between the purchase date fair market value and the employee purchase price.

Prior to the adoption of SFAS 123R, we presented all tax benefits for tax deductions resulting from the exercise of stock options as operating cash flows on our statements of cash flows. SFAS 123R requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. Accordingly, we classified excess tax benefits as financing cash inflows rather than as operating cash inflows on our statement of cash flows for the year ended December 31, 2006.

SFAS 123R also requires companies to calculate an initial “pool” of excess tax benefits available at the adoption date to absorb any unused deferred tax assets that may be recognized under SFAS 123R. The pool includes the net excess tax benefits that would have been recognized if we had adopted SFAS 123 for recognition purposes on its effective date. We have elected to calculate the pool of excess tax benefits under the alternative transition method described in Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards, which also specifies the method we must use to calculate excess tax benefits reported on the statement of cash flows.

Impact of Recent Accounting Pronouncements

During June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” (“FIN 48”), which is effective for us on January 1, 2007. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance prescribed in FIN 48 establishes a recognition threshold of more likely than not that a tax position will be sustained upon examination. The measurement attribute of FIN 48 requires that a tax position be measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We are continuing to evaluate the impact of FIN 48 on our consolidated financial statements as a result of on-going litigation between taxing authorities and entities that are not related to us in certain tax jurisdictions in which we file. The results of this litigation may materially impact the financial statement recognition of tax positions taken in certain state income tax returns. Upon initial adoption, as specified by FIN 48 any required cumulative effect adjustment will be charged to retained earnings.

During September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 with early adoption encouraged. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, the application of SFAS 157 could change current practice. We plan to adopt SFAS 157 on January 1, 2008, but the implementation of SFAS 157 is not expected to have a significant impact on our financial position or results of operations.

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital purchases, with cash flows from operations and borrowings under our bank line of credit. Net cash provided by operating activities totaled approximately $52.5 million for the year ended December 31, 2006 compared to approximately $51.2 million in the same period of 2005. The increase in cash provided by operating activities was primarily generated from the increase in our net income and decreases in our income taxes receivable. These increases were offset by the reclassification of cash provided by tax deductions in excess of the compensation expense recorded for options, which due to the implementation of SFAS 123R is now recorded in financing cash flows.

Net cash provided by investing activities was approximately $0.8 million for the year ended December 31, 2006 compared with approximately $3.1 million provided by investing activities in the same period of 2005. Investing activities consisted primarily of the purchase and sale or maturities of available-for-sale securities, payments and deposits for expanded or new facilities and the purchase of operating equipment and management information systems during the year ended December 31, 2006. The decrease in cash provided by investing activities was the result of a $15.3 million decrease in net cash provided by the sale and purchasing of available-for-sale-securities. Also, the year ended December 31, 2005 included $2.8 million in cash provided by the settlement of our lawsuit with the City of Atlanta regarding property we owned adjacent to the Atlanta Hartsfield-Jackson International Airport. These decreases in cash provided were offset by $12.8 million in cash used for the acquisition of USX during the year ended December 31, 2005. Additionally, cash paid for capital expenditures and deposits, net of proceeds from the disposal of property and equipment, decreased $2.7 million.

Net cash used in financing activities totaled approximately $45.4 million for the year ended December 31, 2006 compared with approximately $54.1 million used in financing activities for the same period of 2005. The decrease in cash used in financing activities was primarily attributable to a $12.3 million decrease in cash used for the repurchase of our Common Stock. Also, cash used for financing activities improved due to the implementation of SFAS 123R and the $2.0 million benefit resulting from the requirement to classify tax deductions in excess of the compensation expense recorded for options as financing cash flows as opposed to operating cash flows. Offsetting these improvements in cash flow, during the year ended December 31, 2006 we received approximately $1.6 million less in proceeds from the exercise of stock options than during 2005. In addition, positive movements in cash used in financing activities were offset by a $1.0 million increase in cash dividends paid, a $1.5 million decrease in borrowings from our line of credit and a $1.5 million increase in payments on our line of credit.

During 2006, we substantially completed the project to expand our national hub in Columbus, Ohio and continue to execute our plan to acquire three sites in key gateway cities for construction of new terminals and regional hubs. For the national hub expansion, we have paid approximately $5.5 million through December 31, 2006. In addition, during 2006 we entered into an agreement to purchase real property and to construct a terminal near Chicago, Illinois for $22.1 million. A deposit of $3.3 million was paid to the sellers upon execution of the agreement. Also, in 2006 we entered into an agreement to purchase real property and to construct a new regional hub near Atlanta, Georgia for $14.8 million.  A deposit of $1.5 million was paid to the sellers upon execution of the agreement.  For both the Chicago and Atlanta agreements, the remainder of the purchase prices will be paid upon completion of each project, which we estimate will occur during the first half of 2007. In addition, during February 2007 we purchased 36.7 acres of land in Irving, Texas for $3.1 million.  The land will be used to build a new regional hub. We expect to spend up to $15 million to complete this regional hub by the end of 2007.

On July 25, 2002, we announced that our Board of Directors approved a stock repurchase program for up to 3.0 million shares of Common Stock, which we completed in the third quarter of 2005. On November 17, 2005, we announced that our Board of Directors approved a subsequent stock repurchase program for an additional 3.0 million shares of Common Stock (the “2005 Repurchase Plan”). During the year ended December 31, 2006, we repurchased 1,302,695 shares of Common Stock under the 2005 Repurchase Plan for $41.7 million, or $32.03 per share.

On February 15, 2005, our Board of Directors declared a three-for-two stock split of our Common Stock to be effected in the form of a stock dividend to shareholders of record as of March 18, 2005. Common Stock issued and additional paid-in capital have been restated to reflect the split for all years presented. All common share and per share data have been restated to give effect to the stock split.

During the three months ended March 31, 2006, June 30, 2006, September 30, 2006 and December 31, 2006, dividends of $0.07 per share were declared on Common Stock then outstanding. The quarterly dividends were paid on March 31, 2006, June 9, 2006, September 8, 2006 and December 8, 2006. During the three months ended March 31, 2005, June 30, 2005, September 30, 2005 and December 31, 2005, dividends of $0.06 per share were declared on Common Stock then outstanding. The 2005 quarterly dividends were paid on April 18, 2005, June 3, 2005, September 2, 2005 and January 3, 2006. Subsequent to December 31, 2006, our Board of Directors declared a cash dividend of $0.07 per share that will be paid on March 30, 2007 to shareholders of record at the close of business on March 15, 2007. We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

Management believes that our available cash, investments, expected cash generated from future operations and borrowings under available credit facilities will be sufficient to satisfy our anticipated cash needs for at least the next twelve months.

Off-Balance Sheet Arrangements

At December 31, 2006, we had letters of credit outstanding from a bank totaling $4.4 million required by our workers’ compensation and vehicle liability insurance providers.

Contractual Obligations and Commercial Commitments

Our contractual obligations and other commercial commitments as of December 31, 2006 (in thousands) are summarized below:

Contractual Obligations	Payment Due Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Capital lease obligations	$1,217	$89	$178	$178	$772
Real estate purchase commitments	32,088	32,088	--	--	--
Operating leases	28,698	11,127	13,248	4,224	99
Total contractual cash obligations	$62,003	$43,304	$13,426	$4,402	$871

As of December 31, 2006, we had a commitment to acquire 77 new forklifts for approximately $1.1 million during 2007. We can cancel the order for 25, or approximately $0.4 million, of these forklifts by March 30, 2007. This commitment is expected to be funded by proceeds from the sale of existing equipment and cash flows from operations.

We believe that our available cash, available-for-sale securities, cash expected to be generated from future operations and available borrowings under lines of credit, will be sufficient to satisfy these cash needs for at least the next twelve months.

Related Party Transactions

Scott M. Niswonger, Chairman of the Board until May 2005, owns a majority interest in Landair Transport, Inc. (“Landair”). Matthew J. Jewell, our Senior Vice President and General Counsel, served in these same capacities with Landair until May 2004. During 2004, we purchased approximately $0.2 million of truckload transportation services from Landair, which have been included in purchased transportation in our consolidated statements of income. No transportation services were purchased from Landair during 2006 and 2005.

During 2004, we provided various operational and administrative services to Landair. We charged Landair approximately $0.2 million during 2004 for these services. These amounts have been included as a reduction of salaries, wages and employee benefits in our consolidated statements of income for 2004. Landair provided various operational and administrative services to us and charged approximately $0.1 million during the year ended December 31, 2004 for these services. These charges have been included in salaries, wages and employee benefits in our consolidated statements of income. No operational and administrative services were provided during 2006 and 2005.

Until September 2005, we had a sublease with Landair pursuant to which we sublet to Landair a portion of our headquarters in Greeneville, Tennessee that is leased from the Greeneville-Greene County Airport Authority. We sublet the facility to Landair for consideration based upon the cost of such facility to us and an agreed-upon percentage of usage. Sublease rental income charged to Landair in 2005 and 2004 was less than $0.1 million in both years. These amounts are included in sublease rental income disclosed in our consolidated statements of income.

Transactions with Sky Night, LLC

Sky Night, LLC (“Sky Night”) is a limited liability corporation owned by Mr. Niswonger, Chairman of the Board until May 2005. During 2006, 2005 and 2004 we purchased air transportation services from Sky Night. Air charter expense totaled $0.1 million in 2006, 2005 and 2004, respectively.

During 2001, we entered into an agreement to sublease hangar space at our Greeneville, Tennessee headquarters to Sky Night. The initial term of the sublease was for 12 months. Currently, the hangar space is being sublet on a month-to-month basis.

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

Except for capital lease obligations totaling $0.8 million, we had no long-term debt at December 31, 2006. Accordingly, our exposure to market risk related to debt is not significant.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, management used the framework set forth by the Committee on Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment, we believe, as of December 31, 2006, that our internal control over financial reporting was effective based on those criteria.

Management’s assessment of the effectiveness of internal control over financial reporting as of December 31, 2006, has been audited by Ernst & Young LLP, the independent registered public accounting firm who also audited our consolidated financial statements. Ernst & Young LLP’s attestation report on management’s assessment of our internal control over financial reporting appears below.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Forward Air Corporation

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Forward Air Corporation maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Forward Air Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that Forward Air Corporation maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Forward Air Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Forward Air Corporation as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006 and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Nashville, Tennessee
February 26, 2007

Item 9B.	Other Information

Not applicable.
Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our directors is incorporated herein by reference to our proxy statement for the 2007 Annual Meeting of Shareholders (the “2007 Proxy Statement”). The 2007 Proxy Statement will be filed with the SEC not later than 120 days subsequent to December 31, 2006.

Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to our executive officers is set forth in Part I of this report.

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the 2007 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated herein by reference to the 2007 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the 2007 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the 2007 Proxy Statement.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)(1) and (2)	List of Financial Statements and Financial Statement Schedules.

The response to this portion of Item 15 is submitted as a separate section of this report.

(a)(3)	List of Exhibits.

The response to this portion of Item 15 is submitted as a separate section of this report.

(b)	Exhibits.

The response to this portion of Item 15 is submitted as a separate section of this report.

(c)	Financial Statement Schedules.

The response to this portion of Item 15 is submitted as a separate section of this report.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Forward Air Corporation
Date: February 27, 2007	By:	/s/ Bruce A. Campbell
Bruce A. Campbell President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Richard W. Hanselman	Chairman of the Board	February 27, 2007
Richard W. Hanselman

/s/ Bruce A. Campbell	President, Chief Executive Officer	February 27, 2007
Bruce A. Campbell	and Director
(Principal Executive Officer)

/s/ Rodney L. Bell	Chief Financial Officer, Senior Vice	February 27, 2007
Rodney L. Bell	President and Treasurer
(Principal Financial and Accounting Officer)

/s/ C. Robert Campbell	Director	February 27, 2007
C. Robert Campbell

/s/ C. John Langley, Jr.	Director	February 27, 2007
C. John Langley, Jr.

/s/ G. Michael Lynch	Director	February 27, 2007
G. Michael Lynch

/s/ Ray A. Mundy	Director	February 27, 2007
Ray A. Mundy

/s/ B. Clyde Preslar	Director	February 27, 2007
B. Clyde Preslar

Annual Report on Form 10-K

Item 8, Item 15(a)(1) and (2), (a)(3), (b) and (c)

List of Financial Statements and Financial Statement Schedule

Financial Statements and Supplementary Data

Certain Exhibits

Financial Statement Schedule

Year Ended December 31, 2006

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Forward Air Corporation

We have audited the accompanying consolidated balance sheets of Forward Air Corporation as of December 31, 2006 and 2005, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forward Air Corporation at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with United States generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2006 the Company changed its method of accounting for share-based compensation.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Forward Air Corporation’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 26, 2007 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Nashville, Tennessee
February 26, 2007

Forward Air Corporation

Consolidated Balance Sheets

	December 31
	2006	2005
	(In thousands, except share data)

Assets
Current assets:
Cash	$8,231	$332
Short-term investments	61,650	79,000
Accounts receivable, less allowances of $860 in 2006 and $922 in 2005	48,486	45,763
Income taxes receivable	3,403	5,179
Inventories	501	567
Prepaid expenses and other current assets	4,114	4,455
Deferred income taxes	1,178	1,438
Total current assets	127,563	136,734

Property and equipment:
Land	2,611	2,611
Buildings	12,367	8,051
Equipment	82,646	77,165
Leasehold improvements	3,566	3,259
Total property and equipment	101,190	91,086
Accumulated depreciation and amortization	47,875	43,864
Net property and equipment	53,315	47,222
Goodwill and other acquired intangibles:
Goodwill	15,588	15,588
Other acquired intangibles, net of accumulated amortization of $2,019 in 2006 and $744 in 2005	10,731	12,007
Total net goodwill and other acquired intangibles	26,319	27,595
Other assets	5,817	1,049
Total assets	$213,014	$212,600

Forward Air Corporation

Consolidated Balance Sheets (continued)

	December 31
	2006	2005
	(In thousands, except share data)

Liabilities and shareholders’ equity
Current liabilities:
Accounts payable	$7,949	$12,640
Accrued payroll and related items	3,117	3,262
Insurance and claims accruals	3,265	4,381
Payables to owner-operators	2,128	1,779
Collections on behalf of customers	1,347	1,572
Other accrued expenses	1,287	788
Short-term debt	--	1,504
Current portion of capital lease obligations	40	38
Total current liabilities	19,133	25,964

Capital lease obligations, less current portion	796	837
Other long-term liabilities	1,271	--
Deferred income taxes	6,587	6,983
Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares - 5,000,000
No shares issued	--	--
Common stock, $0.01 par value:
Authorized shares - 50,000,000
Issued and outstanding shares - 30,372,082 in 2006 and 31,360,842 in 2005	304	314
Additional paid-in capital	--	--
Accumulated other comprehensive income	--	--
Retained earnings	184,923	178,502
Total shareholders’ equity	185,227	178,816
Total liabilities and shareholders’ equity	$213,014	$212,600

The accompanying notes are an integral part of these consolidated financial statements.

Forward Air Corporation

Consolidated Statements of Income

	Year ended December 31
	2006	2005	2004
	(In thousands, except per share data)
Operating revenue	$352,758	$320,934	$282,197

Operating expenses:
Purchased transportation	146,721	132,912	118,425
Salaries, wages and employee benefits	74,448	68,086	62,728
Operating leases	14,458	13,486	12,791
Depreciation and amortization	8,934	8,947	6,817
Insurance and claims	5,967	5,202	5,382
Other operating expenses	26,834	24,864	22,456
Total operating expenses	277,362	253,497	228,599
Income from operations	75,396	67,437	53,598

Other income (expense):
Interest expense	(81)	(104)	(55)
Other, net	3,229	3,904	1,127
Total other income	3,148	3,800	1,072
Income before income taxes	78,544	71,237	54,670
Income taxes	29,621	26,328	20,249
Net income	$48,923	$44,909	$34,421

Income per share:
Basic	$1.57	$1.41	$1.07
Diluted	$1.55	$1.39	$1.05
Dividends declared per share	$0.28	$0.24	$--

The accompanying notes are an integral part of these consolidated financial statements.

Forward Air Corporation

Consolidated Statements of Shareholders’ Equity

	Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Shareholders’ Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2003	32,245	$322	$37,410	$109,975	$1	$147,708
Net income for 2004	--	--	--	34,421	--	34,421
Unrealized gain on securities available for sale, net of $2 tax	--	--	--	--	3	3
Comprehensive income						34,424
Exercise of stock options	588	6	7,097	--	--	7,103
Common stock issued under employee stock purchase plan	14	--	250	--	--	250
Common stock repurchased under stock repurchase plan	(449)	(4)	(11,384)	--	--	(11,388)
Income tax benefit from stock options exercised	--	--	2,906	--	--	2,906
Balance at December 31, 2004	32,398	324	36,279	144,396	4	181,003
Net income for 2005	--	--	--	44,909	--	44,909
Unrealized loss on securities available for sale, net of ($2) tax	--	--	--	--	(4)	(4)
Comprehensive income						44,905
Exercise of stock options	643	6	6,206	--	--	6,212
Common stock issued under employee stock purchase plan	11	1	293	--	--	294
Acceleration of vesting of stock options	--	--	1,300	--	--	1,300
Dividends ($0.24 per share)	--	--	--	(7,668)	--	(7,668)
Common stock repurchased under stock repurchase plan	(1,690)	(17)	(49,108)	(3,135)	--	(52,260)
Cash paid for fractional shares in 3-for-2 stock split	(1)	--	(44)	--	--	(44)
Income tax benefit from stock options exercised	--	--	5,074	--	--	5,074
Balance at December 31, 2005	31,361	314	--	178,502	--	178,816
Net and comprehensive income for 2006	--	--	--	48,923	--	48,923
Exercise of stock options	305	3	4,359	--	--	4,362
Common stock issued under employee stock purchase plan	9	--	268	--	--	268
Share-based compensation	--	--	1,307	--	--	1,307
Dividends ($0.28 per share)	--	--	--	(8,694)	--	(8,694)
Common stock repurchased under stock repurchase plan	(1,303)	(13)	(7,901)	(33,808)	--	(41,722)
Income tax benefit from stock options exercised	--	--	1,967	--	--	1,967
Balance at December 31, 2006	30,372	$304	$--	$184,923	$--	$185,227

The accompanying notes are an integral part of these consolidated financial statements.

Forward Air Corporation

Consolidated Statements of Cash Flows
	Year ended December 31
	2006	2005	2004
	(In thousands)
Operating activities:
Net income	$48,923	$44,909	$34,421
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,934	8,947	6,817
Share-based compensation	1,307	1,300	--
Atlanta condemnation settlement gain	--	(1,428)	--
Other non-cash charges	--	274	--
Gain on sale of property and equipment	(42)	(728)	--
Provision for (recovery) loss on receivables	(223)	(121)	161
Provision for revenue adjustments	2,095	2,100	1,848
Deferred income taxes	(136)	(48)	1,511
Tax benefit of stock options exercised	(1,967)	5,074	2,906
Changes in operating assets and liabilities:
Accounts receivable	(6,516)	(7,438)	(8,886)
Inventories	66	(145)	(23)
Prepaid expenses and other current assets	341	(705)	(1,081)
Accounts payable and accrued expenses	(4,058)	615	4,262
Income taxes	3,743	(1,374)	(4,521)
Net cash provided by operating activities	52,467	51,232	37,415

Investing activities:
Proceeds from disposal of property and equipment	3,665	2,804	9
Purchases of property and equipment	(15,454)	(22,077)	(11,200)
Deposits in escrow for construction of new terminals	(4,793)	--	--
Proceeds from sales or maturities of available-for-sale securities	229,330	229,865	232,496
Purchases of available-for-sale securities	(211,980)	(197,265)	(273,916)
Acquisition of business	--	(12,750)	--
Proceeds from Atlanta condemnation settlement/release of amounts held in escrow	--	2,765	1,260
Other	26	(242)	(94)
Net cash provided by (used in) investing activities	794	3,100	(51,445)

Financing activities:
Payments of capital lease obligations	(39)	(31)	(30)
(Payments) borrowings on line of credit	(1,504)	1,504	--
Proceeds from exercise of stock options	4,362	5,938	7,103
Payments of cash dividends	(8,694)	(7,668)	--
Cash paid for fractional shares in 3-for-2 stock split	--	(44)	--
Proceeds from common stock issued under employee stock purchase plan	268	294	250
Repurchase of common stock	(41,722)	(54,071)	(9,577)
Tax benefit of stock options exercised	1,967	--	--
Net cash used in financing activities	(45,362)	(54,078)	(2,254)
Net increase (decrease) in cash	7,899	254	(16,284)
Cash at beginning of year	332	78	16,362
Cash at end of year	$8,231	$332	$78
Common stock repurchase liabilities included in accounts payable	$--	$--	$1,811
Uncollected proceeds from disposal of property and equipment in accounts receivable	$49	$1,970	$--

The accompanying notes are an integral part of these consolidated financial statements.

FORWARD AIR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006
(In thousands, except share and per share data)

1.	Accounting Policies

Basis of Presentation and Principles of Consolidation

The accompanying consolidated financial statements of the Company include Forward Air Corporation and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

The Company operates a comprehensive national network for the time-definite surface transportation of deferred air freight. The Company provides its transportation services through a network of terminals located at or near airports in the United States and Canada. The Company’s customers primarily consist of air freight forwarders, domestic and international airlines and integrated air cargo carriers. The Company’s operations involve receiving shipments at its terminals or picking up shipments directly from customers and transporting them by truck.  The shipments are delivered to the terminals nearest their destinations and then, if requested by the customer, on to final designated sites. These activities constitute a single business segment as defined by the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosure about Segments of an Enterprise and Related Information.

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

Allowance for Revenue Adjustments

The Company’s allowance for revenue adjustments consists of amounts reserved for billing rate changes that are not captured upon load initiation. These adjustments generally arise: (1) when the sales department contemporaneously grants small rate changes (“spot quotes”) to customers that differ from the standard rates in the system; (2) when freight requires dimensionalization or is reweighed resulting in a different required rate; (3) when billing errors occur; and (4) when data entry errors occur. When appropriate, permanent rate changes are initiated and reflected in the system. The Company monitors the manual revenue adjustments closely through the employment of various controls that are in place to ensure that revenue recognition is not compromised and that fraud does not occur. During 2006, average revenue adjustments per month were approximately $175, on average revenue per month of approximately $29,571 (less than 1.0% of monthly revenue). In order to estimate the allowance for revenue adjustments related to ending accounts receivable, the Company prepares an analysis that considers average monthly revenue adjustments and the average lag for identifying and quantifying these revenue adjustments. Based on this analysis, the Company establishes an allowance for approximately 40-80 days (dependent upon experience in the last twelve months) of average revenue adjustments, adjusted for rebates and billing errors. The lag is periodically adjusted based on actual historical experience. Additionally, the average amount of revenue adjustments per month can vary in relation to the level of sales or based on other factors (such as personnel issues that could result in excessive manual errors or in excessive spot quotes being granted). Both of these significant assumptions are continually evaluated for validity.

FORWARD AIR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

1.	Accounting Policies (Continued)

Self-Insurance Loss Reserves

Given the nature of the Company’s operating environment, the Company is subject to vehicle and general liability, workers’ compensation and health insurance claims. To mitigate a portion of these risks, the Company maintains insurance for individual vehicle and general liability claims exceeding $500 and workers’ compensation claims and health insurance claims exceeding $250, except in Ohio, where for workers’ compensation we are a qualified self-insured with a $350 self-insured retention. The amount of self-insurance loss reserves and loss adjustment expenses is determined based on an estimation process that uses information obtained from both company-specific and industry data, as well as general economic information. The estimation process for self-insurance loss exposure requires management to continuously monitor and evaluate the life cycle of claims. Using data obtained from this monitoring and the Company’s assumptions about the emerging trends, management develops information about the size of ultimate claims based on its historical experience and other available market information. The most significant assumptions used in the estimation process include determining the trend in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior year claims, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. Management also monitors the reasonableness of the judgments made in the prior year’s estimation process (referred to as a hindsight analysis) and adjusts current year assumptions based on the hindsight analysis. Additionally, the Company utilizes an actuary to evaluate open claims and estimate the ongoing development exposure.

Revenue Recognition

Operating revenue and related costs are recognized as of the date shipments are completed. No single customer accounted for more than 10.0% of operating revenue in 2006, 2005 or 2004.

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

Property and Equipment

Property and equipment are stated at cost. Expenditures for normal repair and maintenance are expensed as incurred. Depreciation of property and equipment is calculated based upon the cost of the asset, reduced by its estimated salvage value, using the straight-line method over the estimated useful lives as follows:

Buildings	30-40 years
Equipment	3-10 years
Leasehold improvements	Lesser of Useful Life or Initial Lease Term

FORWARD AIR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

1.	Accounting Policies (Continued)

Depreciation expense for each of the three years ended December 31, 2006, 2005 and 2004 was $7,659, $8,203 and $6,817, respectively.

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

Goodwill and Other Intangible Assets

Goodwill is recorded at cost based on the excess of purchase price over the fair value of assets acquired. Under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets, goodwill and intangible assets with indefinite lives are not amortized but are subject to annual impairment tests in accordance with the statement. Other intangible assets are amortized over their useful lives. The Company completed the required annual impairment test of goodwill during each of the second quarters of 2006, 2005 and 2004, and determined that goodwill had not been impaired. Any subsequent impairment losses will be reflected in income from operations in the consolidated statements of income.

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

Income Per Share

The Company calculates income per share in accordance with SFAS No. 128, Earnings Per Share (“SFAS 128”). Under SFAS 128, income per basic share excludes any dilutive effects of options, warrants and convertible securities. Income per diluted share includes any dilutive effects of options, warrants and convertible securities, and uses the treasury stock method in calculating dilution. All income per share data included in the consolidated financial statements and notes thereto have been restated to give effect to a three-for-two stock split declared in February 2005 (see Note 5).

FORWARD AIR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

1.	Accounting Policies (Continued)

Comprehensive Income

Comprehensive income includes any changes in the equity of the Company from transactions and other events and circumstances from non-operational sources. Unrealized gains and losses on available-for-sale securities are included in other comprehensive income for all years presented.

Share-Based Payments

Prior to January 1, 2006, as permitted by SFAS No. 123, Accounting for Stock Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the Company accounted for share-based payments to employees using Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. As such, the Company generally recognized no compensation cost for employee stock options as options granted had exercise prices equal to the fair market value of our common stock on the date of grant. The Company also recorded no compensation expense in connection with our employee stock purchase plan as the purchase price of the stock paid by employees was not less than 85% of the fair market value of our common stock at the beginning and at the end of each purchase period.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payments (“SFAS 123R”), and elected the modified prospective transition method. Under the modified prospective transition method, awards that are granted, modified, repurchased or canceled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Share-based awards that are granted prior to the effective date should continue to be valued in accordance with SFAS 123 and stock option expense for unvested options must be recognized in the statement of operations. On December 31, 2005, the Company’s Board of Directors accelerated the vesting of all outstanding and unvested stock options awarded to employees, officers and non-employee directors under the Company’s stock option award plans. The primary purpose of the accelerated vesting of these options was to eliminate future compensation expense that the Company would otherwise have recognized in its statement of operations with respect to these unvested options upon the adoption of SFAS 123R. As a result of the acceleration of the vesting of the Company’s outstanding and unvested options in 2005, there was no additional compensation expense recognized during the year ended December 31, 2006 related to options granted prior to January 1, 2006.

Prior to the implementation of SFAS 123R, the Company utilized stock options as the sole form of share-based awards. During the year ended December 31, 2006, the Company granted non-vested shares of common stock (“non-vested shares”) to key employees. The non-vested shares’ fair values were estimated using opening market prices for the business day of the grant. The share-based compensation for the non-vested shares is recognized, net of estimated forfeitures, ratably over the requisite service period, or vesting period, of three years. Forfeitures have been estimated based on historical experience, but will be adjusted for future changes in forfeiture experience. The Company estimates the forfeitures of dividends paid on non-vested shares and records expense for the estimated forfeitures in accordance with SFAS 123R.

Under the 2005 Employee Stock Purchase Plan (the “ESPP”), which has been approved by shareholders, the Company is authorized to issue shares of common stock to our employees. These shares may be issued at a price equal to 90% of the lesser of the market value on the first day or the last day of each six-month purchase period. Common stock purchases are paid for through periodic payroll deductions and/or up to two large lump sum contributions. As the ESPP does not qualify as non-compensatory under the requirements of SFAS 123R, the Company recognizes share-based compensation on the date of purchase based on the difference between the purchase date fair market value and the employee purchase price.

Prior to the adoption of SFAS 123R, the Company presented all tax benefits for tax deductions resulting from the exercise of stock options as operating cash flows on its statements of cash flows. SFAS 123R requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. Accordingly, the Company classified excess tax benefits as financing cash inflows rather than as operating cash inflows on its statement of cash flows for the year ended December 31, 2006.

SFAS 123R also requires companies to calculate an initial “pool” of excess tax benefits available at the adoption date to absorb any unused deferred tax assets that may be recognized under SFAS 123R. The pool includes the net excess tax benefits that would have been recognized if the Company had adopted SFAS 123 for recognition purposes on its effective date. The Company has elected to calculate the pool of excess tax benefits under the alternative transition method described in FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards, which also specifies the method the Company must use to calculate excess tax benefits reported on the statement of cash flows.

FORWARD AIR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

1.	Accounting Policies (Continued)

If the Company had adopted SFAS 123R in the prior periods the amount of compensation cost that would have been recognized during the years ended December 31, 2005 and 2004, would have approximated the following:

	2005	2004
Net income, as reported	$44,909	$34,421
Pro forma compensation expense, net of tax	(12,579)	(2,658)
Pro forma net income	$32,330	$31,763
Pro forma net income per share:
Basic	$1.02	$0.98
Diluted	$1.00	$0.96

The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted-average assumptions for 2005 and 2004, respectively: risk-free interest rates of 4.0% and 3.7%; dividend yields of 0.8% and 0.0%; volatility factors of the expected market price of the common stock of 0.4 and 0.4; and a weighted-average expected life of the option of seven years. The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility. Because the Company’s stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management’s opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its stock options.

Recently Issued Accounting Pronouncements

During June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109)” (“FIN 48”), which is effective for the Company on January 1, 2007. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance prescribed in FIN 48 establishes a recognition threshold of more likely than not that a tax position will be sustained upon examination. The measurement attribute of FIN 48 requires that a tax position be measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company is continuing to evaluate the impact of FIN 48 on its consolidated financial statements as a result of on-going litigation between taxing authorities and entities that are not related to the Company in certain tax jurisdictions in which the Company files. The results of this litigation may materially impact the financial statement recognition of tax positions taken in certain state income tax returns. Upon initial adoption, as specified by FIN 48 any required cumulative effect adjustment will be charged to retained earnings.

During September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 with early adoption encouraged. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, the application of SFAS 157 could change current practice. The Company plans to adopt SFAS 157 on January 1, 2008, but the implementation of SFAS 157 is not expected to have a significant impact on our financial position or results of operations.

Reclassifications

Certain reclassifications have been made to prior-year financial statements to conform to the 2006 presentation. These reclassifications had no effect on net income as previously reported.

FORWARD AIR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

2.	Acquisition of Business

On May 28, 2005, the Company acquired certain assets of the airport-to-airport operations of USX for $12,750 in cash. In connection with the purchase, the Company acquired the airport-to-airport customer list of USX and USX agreed not to compete in the airport-to-airport market for a period of ten years. The purchase price allocation in accordance with SFAS No. 141, Business Combinations, is acquired intangible assets with a total value of $12,750 (majority of the allocation to the non-compete agreement). The acquired intangible assets will be amortized over a period of ten years. The Company began amortizing the assets on a straight-line basis during June 2005 and recorded amortization expense of approximately $1,275 and $744 for the years ended December 31, 2006 and 2005, respectively. Ongoing annual amortization expense will be $1,275 for the next five years and throughout the life of the assets. The results of operations of the USX airport-to-airport operations are included in the consolidated income statement for the year ended December 31, 2006, but only the results of operations from May 28, 2005 through December 31, 2005 are included in the consolidated income statement for the year ended December 31, 2005.

The airport-to-airport business had been reported by USX as a part of the Xpress Global Systems (“XGS”) business segment. XGS had total revenue for the year ended December 31, 2004 of approximately $159,000, of which an estimated $57,000 was attributable to the airport-to-airport operations. The XGS segment reported an operating loss of approximately $5,000 for the year ended December 31, 2004. USX did not account for the related expenses of the airport-to-airport operations separately within the XGS segment and, accordingly, the USX operating profit or loss attributable to the airport-to-airport operations is not known.

3.	Investments

The Company had a total of $61,650 and $79,000 in available-for-sale securities as of December 31, 2006 and 2005, respectively. The Company’s investments consist of state municipal bonds (often referred to as auction rate securities). The Company has the option to go to auction every 7-35 days with the auction rate securities, but the stated maturities of the investments are longer-term. The Company had interest income of $2,973, $2,476 and $1,143 for each of the years ended December 31, 2006, 2005 and 2004, respectively, on its investments.

Securities are classified as available for sale when the Company does not intend to hold the securities to maturity nor regularly trade the securities.

The following is a summary of available-for-sale securities at December 31, 2006 and 2005:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2006
Available-for-sale securities	$61,650	$--	$--	$61,650

December 31, 2005
Available-for-sale securities	$78,999	$1	$--	$79,000

The gross realized gains (losses) on sales of available-for-sale securities totaled $0 for each of the years ended December 31, 2006, 2005 and 2004, respectively. The net adjustments to unrealized holding gains (losses) on available-for-sale securities included in other comprehensive income totaled $0, ($4) and $3 in 2006, 2005 and 2004, respectively. Realized gains and losses are recorded based on the specific identification of securities sold.

The net carrying value and estimated fair value of debt securities at December 31, 2006 by contractual maturity are shown below. Expected maturities will differ from contractual maturities because the Company has the intent and ability to sell prior to stated maturity without penalty (via auction).

FORWARD AIR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

3.	Investments (Continued)

	Cost	Fair Value
Debt securities:
Contractual maturity within one year	$--	$--
Contractual maturity after one year through five years	8,400	8,400
Contractual maturity after five years through ten years	700	700
Contractual maturity after ten years	52,550	52,550
Total debt securities with contractual maturities	$61,650	$61,650

4.	Credit Facilities and Long-Term Debt

The Company has a $20,000 unsecured working capital line of credit facility with a Tennessee bank. On May 25, 2006, the Company amended the unsecured working capital line of credit facility to extend the maturity date to April 30, 2008. Interest rates for advances under the facility vary from LIBOR plus 1.0% to 1.9% based upon covenants related to total indebtedness and cash flows, (6.4% and 5.3% at December 31, 2006 and 2005, respectively). The agreement contains certain covenants and restrictions, none of which are expected to significantly affect our operations or ability to pay dividends. As of December 31, 2006 and 2005, the Company had $0 and $1,504 outstanding under the line of credit facility, respectively. At December 31, 2006 and 2005, the Company had $15,615 and $14,196 of available borrowing capacity outstanding under the line, respectively, and had utilized $4,385 and $4,300 of availability for outstanding letters of credit, respectively.

Interest payments during 2006, 2005 and 2004 were $81, $104 and $55, respectively, none of which were capitalized.

5.	Shareholders’ Equity and Stock Options

Preferred Stock — The Board of Directors is authorized to issue, at its discretion, up to 5,000,000 shares of preferred stock, par value $0.01. The terms and conditions of the preferred shares are to be determined by the Board of Directors. No shares have been issued to date.

Common Stock Split— On February 15, 2005, the Board of Directors declared a three-for-two stock split of the common stock to be effected in the form of a stock dividend to shareholders of record as of March 18, 2005. Common stock issued and additional paid-in capital have been restated to reflect the split for all years presented. All common share and per share data included in the consolidated financial statements and notes thereto have been restated to give effect to the stock split.

Cash Dividend — Prior to February 15, 2005, the Company had never declared a cash dividend. During each quarter of 2006, the Company’s Board of Directors declared a cash dividend of $0.07 per share of common stock. During each quarter of 2005, the Company’s Board of Directors declared a cash dividend of $0.06 per share of common stock. On February 12, 2007, the Company’s Board of Directors declared a $0.07 per share dividend that will be paid in the first quarter of 2007. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

Repurchase of Common Stock — On July 25, 2002, the Company announced that its Board of Directors approved a stock repurchase program for up to 3,000,000 shares of common stock (the “2002 Repurchase Plan”). During the third quarter of 2005, the Company completed the repurchase of the shares authorized under the 2002 Repurchase Plan. For the year ended December 31, 2005, the Company repurchased 1,558,350 shares of common stock, under the 2002 Repurchase Plan for $49,049, or $31.47 per share.

On November 17, 2005, the Company announced that its Board of Directors approved a stock repurchase program for up to 3,000,000 shares of common stock (the “2005 Repurchase Plan”). For the year ended December 31, 2006, the Company repurchased 1,302,695 shares of common stock under the 2005 Repurchase Plan for $41,722, or $32.03 per share. For the year ended December 31, 2005, the Company repurchased 83,978 shares of common stock under the 2005 Repurchase Plan for $3,210, or $38.23 per share.

FORWARD AIR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

5.	Shareholders’ Equity and Stock Options (Continued)

Share-Based Compensation — At December 31, 1998, the Company had reserved 4,500,000 shares of common stock under the 1992 Amended and Restated Stock Option and Incentive Plan (the “1992 Plan”). As of February 2004, the Company had reserved 4,500,000 common shares under the 1999 Stock Option and Incentive Plan, resulting in a total of 9,000,000 shares being reserved under the Plans. Options issued under the Plans have eight to ten-year terms and originally vested over a one to five year period. As of November 12, 2002, no additional options may be granted under the 1992 Plan resulting in the cancellation of 57,000 options available for grant under the 1992 Plan. On December 31, 2005, the Company's Board of Directors accelerated the vesting of all of the Company's outstanding and unvested stock options awarded to employees, officers and non-employee directors under the Company's stock option award plans.

The following table summarizes the Company’s employee stock option activity and related information for the years ended December 31, 2006, 2005 and 2004:

	2006		2005		2004
	Options (000)	Weighted-Average Exercise Price	Options (000)	Weighted-Average Exercise Price	Options (000)	Weighted-Average Exercise Price
Outstanding at beginning of year	1,957	$23	1,443	$15	1,476	$15
Granted/converted	--	--	985	29	326	19
Exercised	(476)	23	(443)	9	(333)	17
Forfeited	(6)	34	(28)	22	(26)	19
Outstanding at end of year	1,475	$23	1,957	$23	1,443	$15
Exercisable at end of year	1,475	$23	1,957	$23	783	$12
Options available for grant	1,192		1,315		2,273
Average aggregate intrinsic value	$18,381
Weighted-average fair value of options granted during the year	$--		$12.79		$9.49

The following table summarizes information about stock options outstanding as of December 31, 2006:

Range of Exercise Price	Number Outstanding (000)	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable (000)	Weighted-Average Exercise Price
$4.17 — 4.95	68	2.0 years	$4	68	$4
11.33 — 15.87	226	5.9 years	14	226	14
17.60 — 24.94	402	6.0 years	20	402	20
28.97 — 32.46	779	8.1 years	29	779	29
$4.17 — 32.46	1,475	6.9 years	$23	1,475	$23

FORWARD AIR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

5.	Shareholders’ Equity and Stock Options (Continued)

Each May from 1995 to 2005 options have been granted to the non-employee directors of the Company.  The options have terms of ten years and are fully exercisable. At December 31, 2006, 111,875 options were outstanding and will expire in July 2010 through May 2015 unless a non-employee director resigns or is not re-elected, in which event the options expire 90 days after the option holder is no longer a non-employee director.  During the year ended December 31, 2006, 2,500 options with a weighted-average exercise price of $20.20 were exercised.  At December 31, 2006, the total aggregate intrinsic value of these options was $1,513 and the weighted-average exercise price and remaining contractual term were $22.13 and 6.7 years, respectively.

During the year ended December 31, 2006, the Company granted 129,350 non-vested shares of common stock (“non-vested shares”), respectively, to key employees with a weighted-average fair value of $36.09. During the year ended December 31, 2006, employees forfeited 13,750 non-vested shares with a weighted-average fair value of $36.17 per share. Share-based compensation expense of $1,175 was recognized in salaries, wages and employee benefits during the year ended December 31, 2006. Estimated dividend forfeitures on non-vested shares recorded to share-based compensation during the year ended December 31, 2006 were $5. The total tax benefit related to this share-based expense was $443 for the year ended December 31, 2006. Total compensation cost, net of estimated forfeitures, related to the non-vested shares not yet recognized in earnings was $2,827 at December 31, 2006.

On May 23, 2006, the Company’s shareholders approved the Company’s 2006 Non-Employee Director Stock Plan (the “2006 Plan”). The 2006 Plan is designed to better enable the Company to attract and retain well-qualified persons for service as directors of the Company. Under the 2006 Plan, on the first business day after each Annual Meeting of Shareholders, each non-employee director will automatically be granted an award of 2,250 non-vested shares of the Company’s common stock. The non-vested shares will become vested and non-forfeitable in equal annual installments over three years. Each director may elect to defer receipt of the shares under a non-vested share award until the director terminates service on the Board of Directors. If a director elects to defer receipt, the Company will issue deferred stock units to the director which does not represent actual ownership in shares and the director will not have voting rights or other incidents of ownership until the shares are issued. However, the Company will credit the director with dividend equivalent payments in the form of additional deferred stock units for each cash dividend payment made by the Company. After approval of the 2006 Plan, 11,250 non-vested shares and 2,250 deferred stock units were issued to the Company’s non-employee directors with a weighted-average fair value of $36.27. Share-based compensation expense of $82 was recognized in salaries, wages and employee benefits during the year ended December 31, 2006. The total tax benefit related to the share-based expense was $31 for the year ended December 31, 2006. Total compensation cost, net of estimated forfeitures, related to the non-vested shares and deferred stock units not yet recognized in earnings was $338 at December 31, 2006. No unvested shares issued under the 2006 Plan were forfeited during the year ended December 31, 2006.

Under the ESPP, the Company is authorized to issue up to a remaining 479,079 shares of common stock to employees of the Company. For the year ended December 31, 2006, participants under the plan purchased 9,237 shares at an average price of $28.54. The weighted-average fair value of each purchase right under the ESPP granted for the year ended December 31, 2006, which is equal to the discount from the market value of the common stock at the end of each six month purchase period, was $4.90 per share. Share-based compensation expense of $45 was recognized in salaries, wages and employee benefits, during the year ended December 31, 2006. The total tax benefit related to this share-based expense was $17 for the year ended December 31, 2006.

FORWARD AIR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

5.	Shareholders’ Equity and Stock Options (Continued)

Income Per Share— The following table sets forth the computation of income per basic and diluted share:

	2006	2005	2004
Numerator:
Numerator for income per basic and diluted share - net income	$48,923	$44,909	$34,421

Denominator:
Denominator for income per basic share - weighted-average shares (in thousands)	31,091	31,847	32,310
Effect of dilutive stock options and non-vested shares (in thousands)	430	572	630
Denominator for income per diluted share - adjusted weighted-average shares (in thousands)	31,521	32,419	32,940
Income per basic share	$1.57	$1.41	$1.07
Income per diluted share	$1.55	$1.39	$1.05

The number of options and non-vested shares that could potentially dilute income per basic share in the future, but that were not included in the computation of income per diluted share because to do so would have been anti-dilutive for the periods presented, were approximately 105,000, 3,000 and 30,000 in 2006, 2005 and 2004, respectively.

6.	Income Taxes

The provision for income taxes consists of the following:

	2006	2005	2004
Current:
Federal	$25,663	$22,706	$16,598
State	4,094	3,670	2,140
	29,757	26,376	18,738
Deferred:
Federal	(57)	(50)	1,224
State	(79)	2	287
	(136)	(48)	1,511
	$29,621	$26,328	$20,249

The tax benefits associated with the exercise of stock options during the years ended December 31, 2006, 2005 and 2004 were $1,967, $5,074 and $2,906, respectively, and are reflected as an increase in additional paid-in capital in the accompanying consolidated statements of shareholders’ equity.

In addition to the provision for income taxes included in the accompanying consolidated statements of income, a deferred tax provision (benefit) of approximately $0, ($2) and $2 is included in other comprehensive income for the years ended December 31, 2006, 2005 and 2004, respectively.

FORWARD AIR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

6.	Income Taxes (Continued)

The historical income tax expense differs from the amounts computed by applying the federal statutory rate of 35.0% to income before income taxes as follows:

	2006	2005	2004
Tax expense at the statutory rate	$27,490	$24,933	$19,134
State income taxes, net of federal benefit	2,839	2,386	1,578
Meals and entertainment	233	207	195
Tax-exempt interest income	(1,005)	(872)	(419)
Other	64	(326)	(239)
	$29,621	$26,328	$20,249

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31
	2006	2005
Deferred tax assets:
Accrued expenses	$1,917	$2,032
Allowance for doubtful accounts	351	353
Non-compete agreements	260	95
Acceleration of option vesting	854	476
Net operating loss carryforwards	408	530
Total deferred tax assets	3,790	3,486
Valuation allowance	(408)	(408)
Total deferred tax assets, net of valuation allowance	3,382	3,078

Deferred tax liabilities:
Tax over book depreciation	5,943	6,054
Research and development expenses	12	180
Prepaid expenses deductible when paid	1,090	948
Other	1,746	1,441
Total deferred tax liabilities	8,791	8,623
Net deferred tax liabilities	$(5,409)	$(5,545)

The balance sheet classification of deferred income taxes is as follows:

	December 31
	2006	2005
Current assets	$1,178	$1,438
Noncurrent liabilities	(6,587)	(6,983)
	$(5,409)	$(5,545)

Total income tax payments, net of refunds, during fiscal years 2006, 2005 and 2004 were $26.019, $22,476 and $20,389, respectively.

FORWARD AIR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

6.	Income Taxes (Continued)

At December 31, 2006 and 2005, the Company had state net operating loss carryforwards of $8,425 and $12,117, respectively, that will expire between 2013 and 2024. The use of these state net operating losses is limited to the future taxable income of separate legal entities. As a result, the valuation allowance has been provided for certain state loss carryforwards. The valuation allowance was unchanged during 2006. Based on expectations of future taxable income, management believes that it is more likely than not that the results of operations will generate sufficient taxable income to realize the deferred tax assets after giving consideration to the valuation allowance.

7.	Leases

In September 2000, the Company entered into an agreement with the Rickenbacker Port Authority (“Rickenbacker”) to lease a building located near the Company’s Columbus, Ohio hub facility. At the inception of the lease, the Company made a $2,004 loan to Rickenbacker. The lease agreement has a ten-year initial term, with two five-year renewal options. The present value of the future minimum lease payments of $836 (at December 31, 2006) is included in capital lease obligations in the accompanying consolidated balance sheets. Because the lease met the criteria for classification as a capital lease, the leased building was recorded in property and equipment at $3,015 (which represents the present value of minimum lease payments, including the $2,004 initial payment), as it is less than the fair value at the inception date. The building is being depreciated over the initial lease term.

SFAS No. 13, Accounting for Leases, requires that a lease meet one or more of four specified criteria in order to be classified as a capital lease. With respect to the Rickenbacker lease, it was classified as a capital lease since the present value of the minimum lease payments, including the initial $2,004 payment, exceeded 90.0% of the fair value of the property at lease inception.

Property and equipment include the following amounts for assets under capital leases:

	December 31
	2006	2005
Buildings	$3,015	$3,015
Less accumulated amortization	1,066	888
	$1,949	$2,127

Amortization of assets under capital leases is included in depreciation and amortization expense.

The Company leases certain facilities under noncancellable operating leases that expire in various years through 2012. Certain of these leases may be renewed for periods varying from one to ten years.

Sublease rental income, including amounts from related parties (see Note 8), was $622, $447 and $323 in 2006, 2005 and 2004, respectively, and was included in operating revenue in the accompanying consolidated statements of income. The Company expects to receive aggregate future minimum rental payments under noncancellable subleases of approximately $185.

FORWARD AIR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

7.	Leases (Continued)

Future minimum rental payments under capital leases and noncancellable operating leases with initial or remaining terms in excess of one year consisted of the following at December 31, 2006:

	Capital Leases	Operating Leases
Fiscal Year
2007	$89	$11,127
2008	89	8,197
2009	89	5,051
2010	89	2,977
2011	89	1,247
Thereafter	772	99
Total minimum lease payments	$1,217	$28,698
Amounts representing interest	381
Present value of net minimum lease payments (including current portion of $40)	$836

8.	Transactions With Related Parties

Transactions with Landair Transport, Inc.

Scott M. Niswonger, Chairman of the Board of the Company until May 2005, owns a majority interest in the parent company of Landair Transport, Inc. (“Landair”). Matthew J. Jewell, our Senior Vice President and General Counsel, served in these same capacities with Landair until May 2004. During 2004, the Company purchased approximately $200 of truckload transportation services from Landair, which have been included in purchased transportation in the consolidated statements of income. No transportation services were purchased from Landair during 2006 and 2005.

During 2004, the Company provided various operational and administrative services to Landair. The Company charged Landair approximately $200 during 2004 for these services. These amounts have been included as a reduction of salaries, wages and employee benefits in the accompanying consolidated statements of income for 2004. Landair provided various operational and administrative services to the Company and charged it approximately $93 during the year ended December 31, 2004 for these services. These charges have been included in salaries, wages and employee benefits in the accompanying consolidated statements of income. No operational and administrative services were provided during 2006 and 2005.

Until September 2005, the Company had a sublease with Landair pursuant to which the Company sublet to Landair a portion of the headquarters of the Company in Greeneville, Tennessee that is leased from the Greeneville-Greene County Airport Authority. The Company sublet the facility to Landair for consideration based upon the cost of such facility to the Company and an agreed-upon percentage of usage. Sublease rental income charged to Landair in 2005 and 2004 was approximately $17 and $25, respectively. These amounts are included in sublease rental income disclosed in Note 7.

Transactions With Sky Night, LLC

During 2006, 2005 and 2004, we purchased air transportation services from Sky Night, LLC (“Sky Night”), a limited liability corporation owned by Scott M. Niswonger. The air charter expense totaled approximately $143, $105 and $86 in 2006, 2005 and 2004, respectively, and is included in other operating expenses in the accompanying consolidated statements of income.

During 2001, the Company entered into an agreement to sublease hangar space at its Greeneville, Tennessee headquarters to Sky Night. The initial term of the sublease was for 12 months. Currently, the hangar space is being sublet on a month-to-month basis. Sublease rental income charged to Sky Night was approximately $35 in 2006, 2005 and 2004.

FORWARD AIR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

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

In addition, on September 14, 2006, the Company entered into an agreement to purchase real property and to construct a new regional hub near Atlanta, Georgia for $14,776. A deposit of $1,477 was paid to the sellers upon execution of the agreement. The remainder of the purchase price will be paid upon completion of the new regional hub, which the Company estimates will occur in the second quarter of 2007. The deposit is included in noncurrent other assets.

The Company plans to fund these expenditures through cash and short-term investments currently on the balance sheet, cash provided by operating activities and/or borrowings under the credit facility.

Contractual Obligations and Commercial Commitments

As of December 31, 2006, the Company had a commitment to acquire 77 new forklifts for approximately $1,114 during 2007. The Company can cancel the order for 25, or $357, of these forklifts by March 30, 2007. This commitment is expected to be funded by proceeds from the sale of existing equipment and cash flows from operations.

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
DECEMBER 31, 2006

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

The Company has a retirement savings plan (the “401(k) Plan”). The 401(k) Plan is a defined contribution plan whereby employees who have completed 90 days of service, a minimum of 1,000 hours of service and are age 21 or older are eligible to participate. The 401(k) Plan allows eligible employees to make contributions of 2.0% to 80.0% of their annual compensation. Employer contributions were made at 25.0% during 2006, 2005 and 2004 of the employee’s contribution up to a maximum of 6.0% for all periods presented of total annual compensation except where government limitations prohibit.

Employer contributions vest 20.0% after two years of service and continue vesting 20.0% per year until fully vested. The Company’s matching contributions included in operations for 2006, 2005 and 2004 were approximately $365, $256 and $203, respectively.

11.	Financial Instruments

Off Balance Sheet Risk

At December 31, 2006, the Company had letters of credit outstanding totaling $4,385 as required by its workers’ compensation and vehicle liability insurance providers.

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

FORWARD AIR CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2006

11.	Financial Instruments (Continued)

Long- and short-term debt: The fair value of the Company’s capital lease obligations is estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements, and does not differ materially from the carrying amount.

12.	Subsequent Event

During February 2007, the Company purchased 36.7 acres of land in Irving, Texas for $3,100.  The land will be used to build a new regional hub. The Company expects to spend up to $15 million to complete this regional hub by the end of 2007.

13.	Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2006 and 2005:

	2006
	March 31	June 30	September 30	December 31
Operating revenue	$82,330	$86,779	$90,441	$93,208
Income from operations	16,956	19,767	19,788	18,885
Net income	11,008	13,021	12,725	12,169

Net income per share:
Basic	$0.35	$0.41	$0.41	$0.40
Diluted	$0.35	$0.41	$0.41	$0.40

	2005
	March 31	June 30	September 30	December 31
Operating revenue	$69,533	$77,488	$84,841	$89,072
Income from operations	13,381	16,791	18,669	18,595
Net income	8,693	11,954	12,065	12,197

Net income per share:
Basic	$0.27	$0.37	$0.38	$0.39
Diluted	$0.27	$0.37	$0.38	$0.38

Forward Air Corporation

Schedule II — Valuation and Qualifying Accounts

Col. A	Col. B	Col. C		Col. D		Col. E
		Additions
Description	Balance at Beginning of Period	(1) Charged to Costs and Expenses	(2) Charged to Other Accounts-Describe	Deductions-Describe		Balance at End of Period
	(In thousands)
Year ended December 31, 2006:
Allowance for doubtful accounts	$637	$(223)	$--	$(210	)(2)	$624
Allowance for revenue adjustments (1)	285	2,095	--	2,144	(3)	236
	922	1,872	--	1,934		860
Year ended December 31, 2005:
Allowance for doubtful accounts	$826	$(121)	$--	$68	(2)	$637
Allowance for revenue adjustments (1)	246	2,100	--	2,061	(3)	285
	1,072	1,979	--	2,129		922
Year ended December 31, 2004:
Allowance for doubtful accounts	$943	$161	$--	$278	(2)	$826
Allowance for revenue adjustments (2)	320	1,848	--	1,922	(3)	246
	1,263	2,009	--	2,200		1,072

___________________

(1)	Represents an allowance for adjustments to accounts receivable due to disputed rates, accessorial charges and other aspects of previously billed shipments.
(2)	Uncollectible accounts written off, net of recoveries.
(3)	Adjustments to billed accounts receivable.

S-1

EXHIBIT INDEX

No.	Exhibit

3.1
Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999 (File No. 0-22490))

3.2
Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2004 filed with the Securities and Exchange Commission on November 2, 2004 (File No. 0-22490))

4.1
Form of Landair Services, Inc. Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 27, 1993 (File No. 0-22490))

4.2
Form of Forward Air Corporation Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 filed with the Securities and Exchange Commission on November 16, 1998 (File No. 0-22490))

4.3
Rights Agreement, dated May 18, 1999, between the registrant and SunTrust Bank, Atlanta, N.A., including the Form of Rights Certificate (Exhibit A) and the Form of Summary of Rights (Exhibit B) (incorporated herein by reference to Exhibit 4 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999 (File No. 0-22490))

10.1*
Forward Air Corporation 2005 Employee Stock Purchase Plan (incorporated herein by reference to the registrant’s Proxy Statement filed with the Securities and Exchange Commission on April 20, 2005 (File No. 0-22490))

10.2*
Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1995 filed with the Securities and Exchange Commission on August 14, 1995 (File No. 0-22490))

10.3	Lease Agreement, dated as of June 1, 2006, between the Greeneville-Greene County Airport Authority and the registrant.

10.4
Air Carrier Certificate, effective August 28, 2003 (incorporated herein by reference to Exhibit 10.5 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission on March 11, 2004 (File No. 0-22490))

10.5*
Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1995 filed with the Securities and Exchange Commission on August 14, 1995 (File No. 0-22490))

10.6*
Amendment to the Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.7 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission on March 11, 2004 (File No. 0-22490))

10.7
Amended and Restated Loan and Security Agreement, dated as of September 10, 1998, between First Tennessee Bank National Association and the registrant (incorporated herein by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1998 filed with the Securities and Exchange Commission on November 16, 1998 (File No. 0-22490))

10.8
Modification Agreement (to Amended and Restated Loan and Security Agreement), dated as of June 18, 2002, among the registrant, First Tennessee Bank National Association, FAF, Inc., Forward Air, Inc. and Transportation Properties, Inc. (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 filed with the Securities and Exchange Commission on August 14, 2002 (File No. 0-22490))

10.9
Letter Agreement, dated May 17, 2005, between the registrant and First Tennessee Bank National Association extending the maturity date of the registrant’s $20.0 million Master Secured Promissory Note under the Amended and Restated Loan and Security Agreement, dated as of September 10, 1998, as modified by Modification Agreement, dated as of June 18, 2002 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2005 filed with the Securities and Exchange Commission on August 9, 2005 (File No. 0-22490))

10.10
Letter Agreement, dated as of May 25, 2006, between the registrant and First Tennessee Bank National Association extending the maturity date of the registrant’s $20.0 million Master Secured Promissory Note under the Amended and Restated Loan and Security Agreement, dated as of September 10, 1998, as modified by Modification Agreement, dated as of June 18, 2002 and by Letter Agreement, dated May 17, 2005 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2006 filed with the Securities and Exchange Commission on August 4, 2006 (File No. 0-22490))

10.11*
Employment Agreement dated January 24, 2006, between Forward Air Corporation and Bruce A. Campbell, including Exhibit A, Restrictive Covenants Agreement entered into contemporaneously with and as part of the Employment Agreement (incorporated herein by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on January 26, 2006 (File No. 0-22490))

10.12*
Form of Incentive Stock Option Agreement under the registrant’s Amended and Restated Stock Option and Incentive Plan, as amended, and 1999 Stock Option and Incentive Plan, as amended, for grants prior to February 12, 2006 (incorporated herein by reference to Exhibit 10.12 to the registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on March 22, 2006 (File No. 0-22490))

10.13*
Form of Non-Qualified Stock Option Agreement under the registrant’s Non-Employee Director Stock Option Plan, as amended, for grants prior to February 12, 2006 (incorporated herein by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on March 22, 2006 (File No. 0-22490))

10.14*
1999 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1999 filed with the Securities and Exchange Commission on May 17, 1999 (File No. 0-22490))

10.15*
Amendment to the 1999 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission on March 11, 2004 (File No. 0-22490))

10.16*
Non-Qualified Stock Option Agreement dated August 21, 2000 between the registrant and Ray A. Mundy (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2000 filed with the Securities and Exchange Commission on November 6, 2000 (File No. 0-22490))

10.17
Forward Air Corporation Section 125 Plan (incorporated herein by reference to Exhibit 10.18 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission on March 15, 2002 (File No. 0-22490))

10.18*
Form of Option Restriction Agreement between the registrant and each executive officer regarding certain restrictions on transferability of accelerated stock options granted under the registrant’s 1999 Stock Option and Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.18 to the registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on March 22, 2006 (File No. 0-22490))

10.19*
Form of Restricted Stock Agreement for an award of restricted stock under the registrant’s 1999 Stock Option and Incentive Plan, as amended, granted on or after February 12, 2006 (incorporated herein by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on March 22, 2006 (File No. 0-22490))

10.20*	2006 Non-Employee Director Stock Plan (incorporated by reference to Appendix A of the registrant’s Proxy Statement filed with the Securities and Exchange Commission on April 24, 2006 (File No. 22490))

10.21*
Form of Non-Employee Director Restricted Stock Agreement for an award of restricted stock under the registrant's 2006 Non-Employee Director Stock Plan (incorporated by reference to Exhibit 99.2 to the registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 19, 2006 (File No. 22490))

10.22*
Schedule of Non-Employee Director Compensation effective May 24, 2006 (incorporated herein by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2006 (File No. 0-22490))

10.23
Agreement of Purchase and Sale, dated as of July 10, 2006, among AMB Property II, L.P., Headlands Realty Corporation and Forward Air, Inc. (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 filed with the Securities and Exchange Commission on August 4, 2006  (File No. 0-22490))

10.24
Agreement of Purchase and Sale, dated as of September 14, 2006, by and between Headlands Realty Corporation and Forward Air, Inc. (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 filed with the Securities and Exchange Commission on November 3, 2006 (File No. 0-22490))

14.1
Code of Ethics (incorporated herein by reference to Exhibit 14.1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission on March 11, 2004 (File No. 0-22490))

21.1
Subsidiaries of the registrant (incorporated herein by reference to Exhibit 21.1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on April 2, 2001 (File No. 0-22490))

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))

31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))

32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
______________

*Denotes a management contract or compensatory plan or arrangement.