Form 10-Q
period 2007-03-31
FORWARD AIR CORP
filed 2007-05-07
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2007
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

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☑

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of May 1, 2007 was 30,167,408.

Table of Contents

Forward Air Corporation

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

Forward Air Corporation

Condensed Consolidated Balance Sheets

	March 31, 2007	December 31, 2006
	(Unaudited)	(Note 1)
	(In thousands, except share data)
Assets
Current assets:
Cash	$5,435	$8,231
Short-term investments	42,075	61,650
Accounts receivable, less allowance of $810 in 2007 and $860 in 2006	48,908	48,486
Other current assets	10,247	9,196
Total current assets	106,665	127,563

Property and equipment	126,356	101,190
Less accumulated depreciation and amortization	49,374	47,875
Total property and equipment, net	76,982	53,315
Goodwill and other acquired intangibles:
Goodwill	15,588	15,588
Other acquired intangibles, net of accumulated amortization of $2,338 in 2007 and $2,019 in 2006	10,912	10,731
Total goodwill and other acquired intangibles	26,500	26,319
Other assets	2,705	5,817
Total assets	$212,852	$213,014

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$6,777	$7,949
Accrued expenses	9,905	11,144
Current portion of capital lease obligations	41	40
Total current liabilities	16,723	19,133

Capital lease obligations, less current portion	786	796
Other long-term liabilities	2,345	1,271
Deferred income taxes	7,558	6,587

Shareholders’ equity:
Preferred stock, $0.01 par value:
Authorized shares - 5,000,000
No shares issued	--	--
Common stock, $0.01 par value:
Authorized shares - 50,000,000
Issued and outstanding shares - 30,167,408 in 2007 and 30,372,082 in 2006	302	304
Retained earnings	185,138	184,923
Total shareholders’ equity	185,440	185,227
Total liabilities and shareholders’ equity	$212,852	$213,014

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation

Condensed Consolidated Statements of Income
(Unaudited)

	Three months ended
	March 31, 2007	March 31, 2006
	(In thousands, except per share data)
Operating revenue	$87,353	$82,330

Operating expenses:
Purchased transportation	37,974	32,436
Salaries, wages and employee benefits	19,013	18,793
Operating leases	3,735	3,446
Depreciation and amortization	2,380	2,399
Insurance and claims	1,702	1,481
Other operating expenses	6,710	6,819
Total operating expenses	71,514	65,374
Income from operations	15,839	16,956

Other income (expense):
Interest expense	(40)	(25)
Other, net	753	634
Total other income	713	609
Income before income taxes	16,552	17,565
Income taxes	6,259	6,557
Net income	$10,293	$11,008

Income per share:
Basic	$0.34	$0.35
Diluted	$0.34	$0.35
Dividends declared per share	$0.07	$0.07

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three months ended
	March 31, 2007	March 31, 2006
	(In thousands)
Operating activities:
Net income	$10,293	$11,008
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,380	2,399
Share-based compensation	593	224
Gain on sale of property and equipment	(62)	(191)
Provision for (recovery) loss on receivables	(93)	39
Provision for revenue adjustments	655	593
Deferred income taxes	1,797	327
Increase (decrease) in income taxes payable for stock options exercised	7	(394)
Changes in operating assets and liabilities
Accounts receivable	(952)	(1,013)
Prepaid expenses and other current assets	(440)	(128)
Accounts payable and accrued expenses	(2,734)	(5,682)
Income taxes	(1,024)	1,753
Net cash provided by operating activities	10,420	8,935
Investing activities:
Proceeds from disposal of property and equipment	188	3,105
Purchases of property and equipment	(22,570)	(2,421)
Proceeds from sales or maturities of available-for-sale securities	64,095	45,700
Purchases of available-for-sale securities	(44,520)	(46,155)
Other	(704)	(25)
Net cash (used in) provided by investing activities	(3,511)	204
Financing activities:
Payments of capital lease obligations	(9)	(9)
Payments on line of credit	--	(1,504)
Proceeds from exercise of stock options	196	1,431
Payments of cash dividends	(2,127)	(2,200)
Repurchase of common stock	(7,538)	(4,400)
Cash settlement of share-based awards for minimum tax withholdings	(220)	--
(Increase) decrease in income taxes payable for stock options exercised	(7)	394
Net cash used in financing activities	(9,705)	(6,288)
Net (decrease) increase in cash	(2,796)	2,851
Cash at beginning of period	8,231	332
Cash at end of period	$5,435	$3,183

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands, except share and per share data)
March 31, 2007

1.	Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Forward Air Corporation Annual Report on Form 10-K for the year ended December 31, 2006.

The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the financial information and footnotes required by United States generally accepted accounting principles for complete financial statements.

2.	Recent Accounting Pronouncements

During June 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109) (“FIN 48”), which is effective for fiscal years beginning after December 15, 2006. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance prescribed in FIN 48 establishes a recognition threshold of more likely than not that a tax position will be sustained upon examination. The measurement attribute of FIN 48 requires that a tax position be measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $1,397 increase in the liability for unrecognized tax benefits, including related interest and penalties, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The liability for unrecognized tax benefits at January 1, 2007 net of federal benefit is $977, which represents tax positions where the realization of the ultimate benefit is uncertain and the disallowance of which would affect the Company’s annual effective income tax rate.

During September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 with earlier adoption encouraged. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, the application of SFAS 157 could change current practice. The Company plans to adopt SFAS 157 on January 1, 2008, but the implementation of SFAS 157 is not expected to have a significant impact on the Company's financial position or results of operations.

During February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The implementation of SFAS 159 is not expected to have a significant impact on the Company’s financial position or results of operations.

3.	Comprehensive Income

Comprehensive income includes any changes in the equity of the Company from transactions and other events and circumstances from non-owner sources. Comprehensive income for the three months ended March 31, 2007 was $10,293, which includes less than $1 in unrealized gains on available-for-sale securities. Comprehensive income for the three months ended March 31, 2006 was $11,008, which includes less than $1 in unrealized losses on available-for-sale securities.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

4.	Share-Based Payments

The Company accounts for share-based payments using SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), and elected the modified prospective transition method on January 1, 2006. SFAS 123R requires share-based payments to employees, including grants of stock options, non-vested shares of common stock and purchases under employee stock purchase plans, to be recognized in the Company’s statements of income based on their fair values.  On December 31, 2005, the Company’s Board of Directors accelerated the vesting of all outstanding and unvested stock options awarded to employees, officers and non-employee directors under the Company’s stock option award plans. The primary purpose of the accelerated vesting of these options was to eliminate future compensation expense that the Company would otherwise have recognized in its statement of operations with respect to these unvested options upon the adoption of SFAS 123R. As a result of the acceleration of the vesting of the Company’s outstanding and unvested options in 2005, there was no additional compensation expense recognized during the three months ended March 31, 2007 and 2006 related to options granted prior to January 1, 2006.

The Company’s general practice has been to make a single annual grant to key employees and to generally make other grants only in connection with new employment or promotions.  During 2006, the Company issued non-vested shares of common stock (“non-vested shares”) to key employees as the form of share-based awards. However, in 2007 the Company elected to issue stock options to key employees as the Company believes stock options more closely link long-term compensation with the long-term goals of the Company. Stock options issued during the three months ended March 31, 2007 expire seven years from the grant date and vest ratably over a three-year period. The share-based compensation for these stock options will be recognized, net of estimated forfeitures, ratably over the requisite service period, or vesting period. Based on the Company’s historical experience, forfeitures have been estimated. The Company used the Black-Scholes option-pricing model to estimate the grant-date fair value of options granted during the three months ended March 31, 2007.  The weighted-average fair values of options granted during the three months ended March 31, 2007 were $11.19 and were estimated using the following weighted-average assumptions:

March 31, 2007
Expected dividend yield	0.8%
Expected stock price volatility	37.0%
Weighted average risk-free interest rate	4.7%
Expected life of options (years)	4.5

Share-based compensation expense for options granted during the three months ended March 31, 2007 of $285 was recognized in salaries, wages and employee benefits during the three months ended March 31, 2007. The total tax benefit related to the share-based expense for these options was $108 for the three months ended March 31, 2007. Total compensation cost, net of estimated forfeitures, related to the options not yet recognized in earnings was $4,944 at March 31, 2007. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The following table summarizes the Company’s employee stock option activity and related information for the three months ended March 31, 2007:

	Three months ended March 31, 2007
	Options (000)	Weighted-Average Exercise Price	Aggregate Intrinsic Value (000)	Weighted-Average Remaining Contractual Term
Outstanding at beginning of period	1,475	$23
Granted	545	32
Exercised	(9)	21
Forfeited	(1)	16
Outstanding at end of period	2,010	$26	$12,639	6.7
Exercisable at end of period	1,464	$23	$12,582	6.7

In addition to the above activity, each May from 1995 to 2005 options were granted to the non-employee directors of the Company.  The options have terms of ten years and are fully exercisable. At March 31, 2007, 111,875 options were outstanding and will expire in July 2010 through May 2015 unless a non-employee director resigns, is not re-elected and does not meet one of the exceptions under the Company's Non-Employee Director Stock Option Plan, in which event the options would expire 90 days after the option holder is no longer a non-employee director.  At March 31, 2007, the total aggregate intrinsic value of these options was $1,081 and the weighted-average exercise price and remaining contractual term were $22.13 and 6.4 years, respectively.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

4.	Share-Based Payments (continued)

Share-based compensation expense of $272 and $224 for non-vested shares granted during 2006 was recognized in salaries, wages and employee benefits during the three months ended March 31, 2007 and 2006, respectively. The total tax benefit related to this share-based expense was $103 and $84 for the three months ended March 31, 2007 and 2006, respectively. Total compensation cost, net of estimated forfeitures, related to the non-vested shares not yet recognized in earnings was $2,396 at March 31, 2007. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Share-based compensation expense of $35 for non-vested shares granted to non-employees directors in May 2006 was recognized in salaries, wages and employee benefits during the three months ended March 31, 2007. The total tax benefit related to this share-based expense was $13 for the three months ended March 31, 2007. Total compensation cost, net of estimated forfeitures, related to the non-vested shares granted to non-employee directors not yet recognized in earnings was $303 at March 31, 2007. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Dividends paid on non-vested shares that are subsequently forfeited prior to vesting are required by SFAS No. 123R to be recorded to expense instead of as a direct reduction to retained earnings. SFAS No. 123R requires dividend forfeitures to be estimated. Estimated dividend forfeitures recorded to share-based compensation during the three months ended March 31, 2007 and 2006 were $1 and $0, respectively.

5.	Net Income Per Share

The following table sets forth the computation of basic and diluted income per share (in thousands, except per share data):

	Three months ended
	March 31, 2007	March 31, 2006
Numerator:
Numerator for basic and diluted income per share - net income	$10,293	$11,008

Denominator:
Denominator for basic income per share - weighted- average shares	30,338	31,277
Effect of dilutive stock options and non-vested shares	327	510
Denominator for diluted income per share - adjusted weighted-average shares	30,665	31,787
Income per share - basic	$0.34	$0.35
Income per share - diluted	$0.34	$0.35

The number of options and non-vested shares that could potentially dilute income per share in the future, but that were not included in the computation of income per diluted share because to do so would have been anti-dilutive for the periods presented, were approximately 136,000 and 5,000, respectively.

6.	Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states and Canada. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2003.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $1,397 increase in the liability for unrecognized tax benefits, including related interest and penalties, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The liability for unrecognized tax benefits at January 1, 2007 net of federal benefit is $977, which represents tax positions where the realization of the ultimate benefit is uncertain and the disallowance of which would affect the Company’s annual effective income tax rate.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. At January 1, 2007, the Company had accrued $181 and $196 for the potential payment of interest and penalties, respectively.

There were no significant changes to any of these amounts during the first quarter of 2007.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

6.	Income Taxes (continued

For the three months ended March 31, 2007 and 2006, the effective income tax rates varied from the statutory federal income tax rate of 35.0%, primarily as a result of the effect of state income taxes, net of the federal benefit and permanent differences between book and tax net income. See Note 8 for discussion of other contingencies.

7.	Shareholders' Equity

During the three months ended March 31, 2007 dividends of $0.07 per share were declared on common stock outstanding on March 15, 2007. The quarterly dividends were paid on March 30, 2007. During the three months ended March 31, 2006 dividends of $0.07 per share were declared on common stock outstanding on March 17, 2006. The quarterly dividends were paid on March 31, 2006. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

On November 17, 2005, the Company announced that its Board of Directors approved a stock repurchase program for up to 3.0 million shares of common stock (the “2005 Repurchase Plan”). For the three months ended March 31, 2007, the Company repurchased 242,200 shares of common stock, under the 2005 Repurchase Plan for $7,538, or $31.12 per share. For the three months ended March 31, 2006, the Company repurchased 124,000 shares of common stock, under the 2005 Repurchase Plan for $4,400, or $35.49 per share.

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

New Terminal Projects

On September 14, 2006, as part of the Company’s plan to acquire three new sites in key gateway cities, the Company entered into an agreement to purchase real property and to construct a new regional hub near Atlanta, Georgia for $14,776. A deposit of $1,477 was paid to the sellers upon execution of the agreement. The remainder of the purchase price will be paid upon completion of the new terminal, which the Company estimates will occur in the second quarter of 2007. The deposit is included in noncurrent other assets. The Company plans to fund this expenditure through cash and short-term investments currently on the balance sheet, cash provided by operating activities and/or borrowings under the credit facility.

In February 2007, the Company acquired land near Dallas/Fort Worth, Texas for $3,043 on which the Company plans to build a new regional hub facility.  The Company anticipates completion of this facility during 2008.

In addition, in March 2007 the Company completed the purchase of a new terminal near Chicago, Illinois for $22,312. The deposit of $3,316 paid in July 2006, previously included in noncurrent other assets, was applied to this purchase price.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Executive Summary

We are a leading provider of time-definite surface transportation and related logistics services to the North American deferred air freight market. We offer our customers local pick-up and delivery (Forward Air Complete™) and scheduled surface transportation of cargo as a cost-effective, reliable alternative to air transportation. We transport cargo that must be delivered at a specific time, but is less time-sensitive than traditional air freight. This type of cargo is frequently referred to in the transportation industry as deferred air freight. We operate through a network of 81 terminals located on or near airports in the United States and Canada, including a central sorting facility in Columbus, Ohio and nine regional hubs serving key markets.

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

We believe the demand for lower-cost truck transportation will continue to increase due to several trends. These trends include:

▪	Increased outsourcing of logistics management to third party logistics providers;

▪	Integrated air cargo carriers’ focus on overnight freight; and

▪	Reduced airline cargo capacity.

These trends combined with our expansive network of 81 terminals, focus on the deferred air freight market and superior service offerings are key to our continued success.

Our operations, particularly our network of hubs and terminals, represent substantial fixed costs. Consequently, our continued growth depends in significant part on our ability to increase the amount and revenue per pound of the freight shipped through our network. In addition to increasing freight through our network, a key factor to success is our ability to efficiently manage our owner-operator fleet limiting the use of more expensive third-party transportation providers.

Trends and Developments

During the three months ended March 31, 2007 our logistics business continued to experience significant growth while the growth rate for our airport-to-airport business was limited due to challenging market conditions. We are continuing our efforts to grow our business through additional products so as to ensure revenue growth in any market conditions. Through our strategic initiative “Completing the Model” we continue to develop and implement complementary services to the airport-to-airport network, such as pick-up and delivery, truckload brokerage, value-added handling and airline road feeder services. Also, during the three months ended March 31, 2007, we experienced a decrease in our operating income in total dollars and as a percentage of operating revenue mainly driven by increased purchased transportation costs. The increased purchased transportation costs were primarily the product of changes in our business mix due to the implementation of the “Completing the Model” strategic initiatives and the overall weak freight environment impacting the performance of our airport-to-airport network.

In February 2007, we purchased land in Dallas/Fort Worth, Texas for the construction of a new regional hub. In addition, in March 2007, we completed our purchase of a new terminal near Chicago, Illinois. With these facilities we believe we will have room to grow our business in key gateway cities and to offer additional services such as value-added handling.

Reclassifications

Effective January 1, 2007 we reclassified certain 2006 revenue components between our three product lines to be consistent with current year classifications. Primarily, we reclassified Forward Air Complete revenue from accessorial revenue to airport-to-airport revenue as management views Forward Air Complete as an extension of our airport-to-airport network. Also, portions of the 2006 fuel surcharge were reclassified between airport-to-airport and logistics revenue to be consistent with current year presentation.

Results of Operations

The following table sets forth our historical financial data for the three months ended March 31, 2007 and 2006 (in millions):

	2007	2006	Change	% Change
Operating revenue:
Airport-to-airport	$74.2	$71.9	$2.3	3.2%
Logistics	8.2	5.8	2.4	41.4
Accessorial	5.0	4.6	0.4	8.7
Total operating revenue	87.4	82.3	5.1	6.2
Operating expenses:
Purchased transportation	38.0	32.4	5.6	17.3
Salaries, wages and employee benefits	19.0	18.8	0.2	1.1
Operating leases	3.7	3.4	0.3	8.8
Depreciation and amortization	2.4	2.4	--	--
Insurance and claims	1.7	1.5	0.2	13.3
Other operating expenses	6.7	6.8	(0.1)	(1.5)
Total operating expenses	71.5	65.3	6.2	9.5
Income from operations	15.9	17.0	(1.1)	(6.5)
Total other income	0.7	0.6	0.1	16.7
Income before income taxes	16.6	17.6	(1.0)	(5.7)
Income taxes	6.3	6.6	(0.3)	(4.5)
Net income	$10.3	$11.0	$(0.7)	(6.4)%

The following table shows the percentage relationship of expense items to operating revenue for the three months ended March 31, 2007 and 2006:

	2007	2006
Operating revenue:
Airport-to-airport	84.9%	87.4%
Logistics	9.4	7.0
Accessorial	5.7	5.6
Total operating revenue	100.0%	100.0%
Operating expenses:
Purchased transportation	43.5	39.4
Salaries, wages and employee benefits	21.7	22.8
Operating leases	4.2	4.1
Depreciation and amortization	2.8	2.9
Insurance and claims	1.9	1.8
Other operating expenses	7.7	8.3
Total operating expenses	81.8	79.3
Income from operations	18.2	20.7
Total other income	0.8	0.7
Income before income taxes	19.0	21.4
Income taxes	7.2	8.0
Net income	11.8%	13.4%

Three Months Ended March 31, 2007 compared to Three Months Ended March 31, 2006

Operating revenue increased by $5.1 million, or 6.2%, to $87.4 million in the first quarter of 2007 from $82.3 million in the same period of 2006. Airport-to-airport revenue, which is the largest component of our operating revenue, increased $2.3 million, or 3.2%, to $74.2 million, accounting for 84.9% of our total operating revenue during the three months ended March 31, 2007 compared to 87.4% for the three months ended March 31, 2006. The increase in airport-to-airport revenue was driven by an increase in tonnage and an increase in our rate per pound. Our airport-to-airport business is priced on a per pound basis and the average revenue per pound, including the impact of fuel surcharges, increased 2.4% for the three months ended March 31, 2007 versus the three months ended March 31, 2006. Tonnage that transited our network increased by approximately 0.8% in the three months ended March 31, 2007 compared with the three months ended March 31, 2006. The tonnage increase was driven by new airport-to-airport business generated by Forward Air Complete, our new pick-up and delivery product introduced during the second half of 2006 offset by a weak shipping environment. The weak environment is evidenced by our 4.1% decline in average weight per shipment, despite a 5.0% increase in total shipments. Approximately, 50.0% of the increase in average revenue per pound resulted from increased customer utilization of Forward Air Complete. The remaining increase in average revenue per pound is attributable to rate increases implemented in March 2007.

Our logistics revenue, which is primarily truckload brokerage and priced on a per mile basis, increased $2.4 million, or 41.4%, to $8.2 million in the first quarter of 2007 from $5.8 million in the same period of 2006. The increase in logistics revenue is mainly the result of our increased efforts as part of our “Completing the Model” strategic initiative to grow this product. We are placing emphasis on capturing a larger percentage of truckload opportunities and correspondingly increasing our access to sufficient truckload capacity through the use of third-party transportation providers. During the three months ended March 31, 2007, we increased the number of miles driven to support our logistics revenue by 59.0%. The average revenue per mile of our logistics business, including the impact of fuel surcharges, decreased 11.6% for the three months ended March 31, 2007 versus the three months ended March 31, 2006. The decrease in our revenue per mile is largely due to the weak shipping environment and the change in our business mix resulting from our efforts to capture additional truckload opportunities as well as utilizing truckload opportunities to cost effectively position our owner-operators within our airport-to-airport network.

Accessorial revenue, which includes warehousing services and terminal handling and accounts for our final component of operating revenue, increased $0.4 million to $5.0 million, an 8.7% increase from $4.6 million for the same period in 2006. The increase was primarily due to increased handling and storage revenue due to new services offered through our newly expanded hub facility in Columbus, Ohio.

Purchased transportation increased by $5.6 million, or 17.3%, to $38.0 million for the three months ended March 31, 2007 from $32.4 million for the three months ended March 31, 2006. As a percentage of total operating revenue, purchased transportation was 43.5% during the three months ended March 31, 2007 compared to 39.4% for the same period in 2006. The increase in purchased transportation is caused by changes in the shipping patterns within our airport-to-airport network, our focus on truckload brokerage and Forward Air Complete the latter two of which have higher purchased transportation costs than our core airport-to airport business. Further, we failed to take full advantage of excess capacity present in the truckload market which could have driven our cost per mile down.

Purchased transportation costs for our airport-to-airport network increased $3.4 million, or 12.5%, to $30.5 million for the three months ended March 31, 2007 from $27.1 million for the three months ended March 31, 2006. For the three months ended March 31, 2007 airport-to-airport purchased transportation costs increased to 41.1% of airport-to-airport revenue from 37.7% of airport-to-airport revenue for the same period in 2006. An 8.5% increase in miles driven for the airport-to-airport network accounted for $2.3 million of this increase in purchased transportation. The increase in airport-to-airport miles was due to changes in our shipping patterns as a result of changes in our business mix, such as increased shipments from our west coast terminals. In addition, the increasing number of shipments and decreasing average weight per shipment, discussed above, resulted in airport-to-airport inefficiencies which ultimately increased the number of miles driven. Approximately $0.7 million of the increase in airport-to-airport purchased transportation is attributable to increased customer utilization of Forward Air Complete which was introduced during the second half of 2006. The remaining $0.4 million increase in airport-to-airport purchased transportation is attributable to a 1.6% increase in cost per mile for the three months ended March 31, 2007 compared to the same period in 2006. The primary reason for the increase in cost per mile is increased rates paid to third party transportation providers primarily driven by the inefficiencies in our airport-to-airport network discussed above.

Purchased transportation costs related to our logistics revenue increased $2.0 million, or 47.6%, to $6.2 million for the three months ended March 31, 2007 from $4.2 million for the three months ended March 31, 2006. For the three months ended March 31, 2007, logistics purchased transportation costs represented 75.1% of logistics revenue versus 71.9% for the three months ended March 31, 2006. The increase in logistics purchased transportation costs as a percentage of revenue resulted from lower revenue per mile as discussed above partially offset by a decrease in our cost per mile. Logistics cost per mile decreased due to increased capacity resulting in improved purchasing power from third party transportation providers.

Purchased transportation costs related to our accessorial revenue increased $0.2 million, or 18.2%, to $1.3 million for the three months ended March 31, 2007 from $1.1 million for the three months ended March 31, 2006. Accessorial purchased transportation costs as a percentage of revenue increased to 26.2% of other revenue for the three months ended March 31, 2007 from 25.2% for the same period in 2006.

Salaries, wages and employee benefits were 21.7% of operating revenue during the three months ended March 31, 2007 compared to 22.8% for the same period of 2006. Salaries, wages and employee benefits decreased as a percentage of revenue due to decreases in employee incentives and group health and workers compensation costs. Employee incentives for the three months ended March 31, 2007 decreased 0.8% as a percentage of operating revenue, due to shortfalls from our quarterly performance goals reducing bonuses earned from the same period in 2006. Group health and workers compensation insurance costs for the three months ended March 31, 2007 decreased 0.5% as a percentage of operating revenue, due to modifications to our group health insurance plan reducing health care costs and worker’s compensation claims experience improving over the same period in 2006. These decreases were partially offset by a 0.4% increase in share-based compensation due the issuance of stock options to key members of management during the three months ended March 31, 2007. The remaining decrease as a percentage of operating revenue is due to improved operating efficiencies resulting from initiatives such as our terminal automation process (TAP).

Operating leases, the largest component of which is facility rent, were 4.2% of operating revenue for the three months ended March 31, 2007 compared with 4.1% in the same period of 2006. The increase in operating leases in total dollars and as a percentage of operating revenue between periods was attributable to higher rent costs attributable to the expansion of certain facilities.

Depreciation and amortization expense as a percentage of operating revenue was 2.8% in the first quarter of 2007 compared to 2.9% in the same period of 2006. The decrease in depreciation and amortization expense as a percentage of revenue is due to the increase in revenue as depreciation and amortization expense was $2.4 million for the three months ended March 31, 2007 and 2006.

Insurance and claims were 1.9% of operating revenue in the first quarter of 2007 compared to 1.8% in the same period of 2006. The increase in insurance and claims as a percentage of revenue is primarily the result of a favorable claim settlement during the three months ended March 31, 2006 resulting in a $0.1 million, or 0.1% as a percentage of revenue, reduction of our 2006 insurance and claims expense. The remaining $0.1 million increase in total dollars is attributable to increased insurance premiums which are a product of the increased number of tractors in our owner-operator fleet and slightly higher insurance rates.

Other operating expenses were 7.7% of operating revenue in the first quarter of 2007 compared to 8.3% in the same period of 2006. The decrease in other operating expenses as a percentage of operating revenue was primarily attributable to a 0.4% decrease in equipment maintenance costs due to improved cost control efforts and a 0.2% decrease in bad debt expense.

Income from operations decreased by $1.1 million or 6.5%, to $15.9 million for the first quarter of 2007 compared with $17.0 million for the same period in 2006. The decrease in income from operations was primarily a result of the increase in revenue being outpaced by the increase in purchased transportation.

Other income, net was $0.7 million, or 0.8% of operating revenue, in the first quarter of 2007 compared with $0.6 million, or 0.7%, for the same period in 2006. The increase in other income was attributable to higher interest income earned due to higher yields on investment balances.

The combined federal and state effective tax rate for the first quarter of 2007 was 37.8% compared to a rate of 37.3% for the same period in 2006. The increase in the effective tax rate was due to the implementation of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109) (“FIN 48”). Our effective rate increased to provide for uncertain tax positions under FIN 48 and an anticipated decrease in tax exempt interest income during 2007 due to anticipated capital expenditures reducing our investment balances.

As a result of the foregoing factors, net income decreased by $0.7 million, or 6.4%, to $10.3 million for the first quarter of 2007 compared to $11.0 million for the same period in 2006.

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital purchases, with cash flows from operations and borrowings under our bank lines of credit. Net cash provided by operating activities totaled approximately $10.4 million for the three months ended March 31, 2007 compared to approximately $8.9 million in the same period of 2006. The increase in cash provided by operating activities was the result of our decrease in net income being offset by increases in our non-cash expenses, primarily deferred income taxes and share-based compensation.

Net cash used by investing activities was approximately $3.5 million for the three months ended March 31, 2007 compared with approximately $0.2 million provided by investing activities in the same period of 2006. Investing activities during the three months ended March 31, 2007 consisted primarily of the purchase and sale or maturities of available-for-sale securities and the purchases of our new Chicago, Illinois facility and land for a new regional hub near Dallas/Fort Worth, Texas. During the three months ended March 31, 2006 investing activities consisted primarily of the purchase and sale or maturities of available-for-sale securities and the sale and purchase of operating equipment, mainly trailers.

Net cash used in financing activities totaled approximately $9.7 million for the three months ended March 31, 2007 compared with approximately $6.3 million used in financing activities for the same period of 2006. The increase in cash used in financing activities was primarily attributable to a $3.1 million increase in cash used for the repurchase of our common stock and $1.2 million decrease in proceeds from the exercise of stock options. The increase in the repurchases of our common stock and the decrease in proceeds from the exercise of stock options is primarily the result of lower average market prices for our common stock during the three months ended March 31, 2007 as compared to the same period in 2006. These increases in cash used in financing activities were offset by a $0.1 million decrease in cash dividends paid and a $1.5 million decrease in payments on our line of credit.

For the remainder of 2007, we expect net capital expenditures for operating equipment and management information systems to be approximately $9.5 million. Separate from these capital expenditures, we continue to execute our plan to purchase or build new terminals and regional hubs in key gateway cities. During March 2007, we completed our purchase of a new terminal new near Chicago, Illinois for $22.3 million. The deposit of $3.3 million paid during 2006 was applied to the purchase price. In addition, on September 14, 2006 we entered into an agreement to purchase real property and to construct a new regional hub near Atlanta, Georgia for $14.8 million.  A deposit of $1.5 million was paid to the sellers upon execution of the agreement.  For the Atlanta agreement, the remainder of the purchase prices will be paid upon completion of the regional hub, which we estimate will occur during the second quarter of 2007. In February 2007, we paid approximately $3.0 million for land near Dallas/Fort Worth, Texas on which we are planning to build a new regional hub which we estimate will be completed in 2008.   We intend to fund the expenditures for the Atlanta and Dallas/Fort Worth regional hubs through cash and short-term investments currently on our balance sheet, cash provided by operating activities, the sale of existing equipment and/or borrowings under our credit facility, if necessary.

Our credit facility consists of a working capital line of credit. As long as we comply with the financial covenants and ratios, the credit facility permits us to borrow up to $20.0 million less the amount of any outstanding letters of credit. Interest rates for advances under the facility vary based on how our performance measures against covenants related to total indebtedness, cash flows, results of operations and other ratios. The facility bears interest at LIBOR plus 1.0% to 1.9% and is unsecured. The facility’s expiration is April 2008. At March 31, 2007, we had no balance outstanding under the line of credit facility and had utilized approximately $4.4 million of availability for outstanding letters of credit. We were in compliance with the financial covenants and ratios under the credit facility at March 31, 2007.

On November 17, 2005, we announced that our Board of Directors approved a stock repurchase program for up to 3.0 million shares of common stock (the “2005 Repurchase Plan”). During the three months ended March 31, 2007, we repurchased 242,200 shares of common stock under the 2005 Repurchase Plan for $7.5 million, or $31.12 per share. During the three months ended March 31, 2006, we repurchased 124,000 shares of common stock under the 2005 Repurchase Plan for $4.4 million, or $35.49 per share.

During the three months ended March 31, 2007 dividends of $0.07 per share were declared on common stock outstanding on March 15, 2007. The quarterly dividends were paid on March 30, 2007. During the three months ended March 31, 2006 dividends of $0.07 per share were declared on common stock outstanding on March 17, 2006. The quarterly dividends were paid on March 31, 2006. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

Management believes that our available cash, investments, expected cash generated from future operations and borrowings under available credit facilities will be sufficient to satisfy our anticipated cash needs for at least the next twelve months.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”). The preparation of financial statements in accordance with GAAP requires our management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying footnotes. Our estimates and assumptions are based on historical experience and changes in the business environment. However, actual results may differ from estimates under different conditions, sometimes materially. Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results and require management’s most subjective judgments. A summary of significant accounting policies is disclosed in Note 1 to the Consolidated Financial Statements included in our 2006 Annual Report on Form 10-K. Our critical accounting policies are further described under the caption “Discussion of Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2006 Annual Report on Form 10-K. In addition, following the adoption of FIN 48, the Company considers its policies related to income tax contingencies to be a critical accounting policy (see discussion of income tax contingency policies in the Impact of Recent Accounting Pronouncements section).

Impact of Recent Accounting Pronouncements

During June 2006, the FASB issued FIN 48, which is effective for fiscal years beginning after December 15, 2006. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance prescribed in FIN 48 establishes a recognition threshold of more likely than not that a tax position will be sustained upon examination. The measurement attribute of FIN 48 requires that a tax position be measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $1.4 million increase in the liability for unrecognized tax benefits, including related interest and penalties, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The liability for unrecognized tax benefits at January 1, 2007 net of federal benefit is $1.0 million, which represents tax positions where the realization of the ultimate benefit is uncertain and the disallowance of which would affect the Company’s annual effective income tax rate.

We file income tax returns in the U.S. federal jurisdiction, various states, and Canada. With a few exceptions, we are no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2003. The total liability balance at March 31, 2007 consists of state tax positions for which the realization of the ultimate benefit is uncertain and the disallowance of which would affect our annual effective income tax rate. These positions mainly consist of deductions taken on state tax returns for which the ultimate deductibility is highly uncertain and the position that certain subsidiaries are not subject to income taxes by certain states.

As permitted by FIN 48, we recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

During September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 with earlier adoption encouraged. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, the application of SFAS 157 could change current practice. We currently plan to adopt SFAS 157 on January 1, 2008, but the implementation of SFAS 157 is not expected to have a significant impact on our financial position or results of operations.

During February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We currently plan to adopt SFAS No. 159 on January 1, 2008, but the implementation of SFAS 159 is not expected to have a significant impact on our financial position or results of operations.

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

Our exposure to market risk related to our remaining outstanding debt and available-for-sale securities is not significant and has not changed materially since December 31, 2006.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the first quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A summary of factors which could affect results and cause results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf, are further described under the caption “Risk Factors” in the Business portion of our 2006 Annual Report on Form 10-K. There have been no changes in the nature of these factors since December 31, 2006.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The following table provides information with respect to purchases we made of shares of our common stock during each month in the quarter ended March 31, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
January 1-31, 2007	--	$--	--	--
February 1-28, 2007	--	--	--	--
March 1-31, 2007	242,200	31.12	1,628,873	1,371,127
Total	242,200	$31.12	1,628,873	1,371,127

(1)	On November 17, 2005, we announced that our Board of Directors approved a stock repurchase program for up to 3.0 million shares of our common stock.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not Applicable.

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

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

Forward Air Corporation
Date: May 7, 2007	By:	/s/ Rodney L. Bell
Rodney L. Bell Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

No.	Exhibit

3.1	Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999)
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