Form 10-Q
period 2007-06-30
FORWARD AIR CORP
filed 2007-08-02
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2007
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

Yes ☐ No ☑

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of July 27, 2007 was 29,450,681.

Table of Contents

Forward Air Corporation

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

Forward Air Corporation

Condensed Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
	(Unaudited)	(Note 1)
	(In thousands, except share data)
Assets
Current assets:
Cash	$10,336	$8,231
Short-term investments	10,575	61,650
Accounts receivable, less allowance of $882 in 2007 and $860 in 2006	51,876	48,486
Other current assets	7,568	9,196
Total current assets	80,355	127,563

Property and equipment	143,368	101,190
Less accumulated depreciation and amortization	51,086	47,875
Total property and equipment, net	92,282	53,315
Goodwill and other acquired intangibles:
Goodwill	15,588	15,588
Other acquired intangibles, net of accumulated amortization of $2,698 in 2007 and $2,019 in 2006	10,552	10,731
Total goodwill and other acquired intangibles	26,140	26,319
Other assets	1,199	5,817
Total assets	$199,976	$213,014

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$6,439	$7,949
Accrued expenses	9,889	11,144
Current portion of capital lease obligations	42	40
Total current liabilities	16,370	19,133

Capital lease obligations, less current portion	775	796
Other long-term liabilities	3,193	1,271
Deferred income taxes	7,392	6,587

Shareholders’ equity:
Preferred stock	--	--
Common stock, $0.01 par value:
Authorized shares - 50,000,000
Issued and outstanding shares – 29,445,634 in 2007 and 30,372,082 in 2006	294	304
Retained earnings	171,952	184,923
Total shareholders’ equity	172,246	185,227
Total liabilities and shareholders’ equity	$199,976	$213,014

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation

Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
	(In thousands, except per share data)
Operating revenue:
Airport-to-airport	$77,237	$74,014	$151,458	$145,898
Logistics	10,680	7,903	18,865	13,728
Other	5,230	4,862	10,178	9,483
Total operating revenue	93,147	86,779	180,501	169,109

Operating expenses:
Purchased Transportation:
Airport-to-airport	29,739	28,340	60,271	55,420
Logistics	8,150	5,587	14,296	9,778
Other	1,477	1,207	2,773	2,372
Total purchased transportation	39,366	35,134	77,340	67,570
Salaries, wages and employee benefits	19,964	18,330	38,977	37,123
Operating leases	3,882	3,422	7,617	6,868
Depreciation and amortization	2,494	2,052	4,874	4,451
Insurance and claims	1,900	1,710	3,602	3,191
Other operating expenses	7,228	6,364	13,938	13,183
Total operating expenses	74,834	67,012	146,348	132,386
Income from operations	18,313	19,767	34,153	36,723

Other income (expense):
Interest expense	(41)	(16)	(81)	(41)
Other, net	469	887	1,221	1,521
Total other income	428	871	1,140	1,480
Income before income taxes	18,741	20,638	35,293	38,203
Income taxes	7,266	7,617	13,525	14,174
Net income	$11,475	$13,021	$21,768	$24,029

Net income per share:
Basic	$0.38	$0.41	$0.72	$0.77
Diluted	$0.38	$0.41	$0.72	$0.75
Dividends declared per share	$0.07	$0.07	$0.14	$0.14

 The accompanying notes are an integral part of the financial statements.

Forward Air Corporation

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six months ended
	June 30, 2007	June 30, 2006
	(In thousands)
Operating activities:
Net income	$21,768	$24,029
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,874	4,451
Share-based compensation	1,483	580
Gain on sale of property and equipment	(235)	(165)
Provision for (recovery) loss on receivables	(114)	39
Provision for revenue adjustments	1,165	1,083
Deferred income taxes	1,514	1,569
Tax benefit of stock options exercised	(8)	(1,423)
Changes in operating assets and liabilities:
Accounts receivable	(4,312)	(3,508)
Prepaid expenses and other current assets	1,347	2,174
Accounts payable and accrued expenses	(2,240)	(6,860)
Net cash provided by operating activities	25,242	21,969
Investing activities:
Proceeds from disposal of property and equipment	273	3,200
Purchases of property and equipment	(38,535)	(5,190)
Proceeds from sales or maturities of available-for-sale securities	126,635	114,404
Purchases of available-for-sale securities	(75,560)	(115,699)
Other	(676)	(13)
Net cash provided by (used in) investing activities	12,137	(3,298)
Financing activities:
Payments of capital lease obligations	(19)	(19)
Payments on line of credit	--	(1,504)
Proceeds from exercise of stock options	275	4,183
Common stock issued under employee stock purchase plan	138	115
Payments of cash dividends	(4,222)	(4,407)
Repurchase of common stock	(31,220)	(5,772)
Cash settlement of share-based awards for minimum tax withholdings	(234)	--
Tax benefit of stock options exercised	8	1,423
Net cash used in financing activities	(35,274)	(5,981)
Net increase in cash	2,105	12,690
Cash at beginning of period	8,231	332
Cash at end of period	$10,336	$13,022

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands, except share and per share data)
June 30, 2007

1.	Organization and Basis of Presentation

The Company is a leading provider of time-definite transportation and related logistic services to the North American deferred air freight market and its activities can be broadly classified into three categories of services. The Company’s airport-to-airport service operates a comprehensive national network for the time-definite surface transportation of deferred air freight.  The airport-to-airport service offers customers local pick-up and delivery and scheduled surface transportation of cargo as a cost effective, reliable alternative to air transportation.  The Company’s logistics service provides expedited truckload brokerage and dedicated fleet services.  The Company’s other services include shipment consolidation and deconsolidation, warehousing, customs brokerage, and other handling.  The Company primarily provides its transportation services through a network of terminals located at or near airports in the United States and Canada.  Revenues and associated purchased transportation by service line have been disclosed on the face of the Condensed Consolidated Statements of Income and reclassifications have been made to prior year revenue and purchased transportation to conform with the 2007 presentation. These activities constitute a single business segment as defined by the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosure about Segments of an Enterprise and Related Information.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and footnotes thereto included in the Forward Air Corporation Annual Report on Form 10-K for the year ended December 31, 2006.

The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date, but does not include all of the financial information and footnotes required by United States generally accepted accounting principles for complete financial statements.

2.	Recent Accounting Pronouncements

During June 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109) (“FIN 48”), which is effective for fiscal years beginning after December 15, 2006. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance prescribed in FIN 48 establishes a recognition threshold of more likely than not that a tax position will be sustained upon examination. The measurement attribute of FIN 48 requires that a tax position be measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $1,397 increase in the liability for income tax contingencies, including related interest and penalties, which net of federal benefit of $420 was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The liability for income tax contingencies at January 1, 2007, net of federal benefit, is $977 which represents tax positions where the realization of the ultimate benefit is uncertain and the disallowance of which would affect the Company’s annual effective income tax rate.

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

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

2.	Recent Accounting Pronouncements (continued)

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

Comprehensive income includes any changes in the equity of the Company from transactions and other events and circumstances from non-owner sources. Comprehensive income for the three and six months ended June 30, 2007 was $11,475 and $21,768, respectively. Comprehensive income for the three and six months ended June 30, 2006 was $13,021 and $24,029, respectively. In each case, comprehensive income approximated net income.

4.	Share-Based Payments

The Company accounts for share-based payments using SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), and elected the modified prospective transition method on January 1, 2006. SFAS 123R requires share-based payments to employees, including grants of stock options, non-vested shares of common stock and purchases under employee stock purchase plans, to be recognized in the Company’s statements of income based on their fair values.  On December 31, 2005, the Company’s Board of Directors accelerated the vesting of all outstanding and unvested stock options awarded to employees, officers and non-employee directors under the Company’s stock option award plans. The primary purpose of the accelerated vesting of these options was to eliminate future compensation expense that the Company would otherwise have recognized in its statement of operations with respect to these unvested options upon the adoption of SFAS 123R. As a result of the acceleration of the vesting of the Company’s outstanding and unvested options in 2005, there was no additional compensation expense recognized during the three and six months ended June 30, 2007 and 2006 related to options granted prior to January 1, 2006.

Employee Activity

The Company’s general practice has been to make a single annual grant to key employees and to generally make other grants only in connection with new employment or promotions.  During 2006, the Company issued non-vested shares of common stock (“non-vested shares”) to key employees as the form of share-based awards. However, in 2007 the Company elected to issue stock options to key employees, as the Company believes stock options more closely link long-term compensation with the long-term goals of the Company. Stock options issued during the three and six months ended June 30, 2007 expire seven years from the grant date and vest ratably over a three-year period. The share-based compensation for these stock options will be recognized, net of estimated forfeitures, ratably over the requisite service period, or vesting period. Based on the Company’s historical experience, forfeitures have been estimated. The Company used the Black-Scholes option-pricing model to estimate the grant-date fair value of options granted during the three and six months ended June 30, 2007.  The weighted-average fair values of options granted during the three and six months ended June 30, 2007 were $11.01 and $11.19, respectively, and were estimated using the following weighted-average assumptions:

	June 30, 2007
	Three Months Ended	Six Months Ended
Expected dividend yield	0.8%	0.8%
Expected stock price volatility	37.0%	37.0%
Weighted average risk-free interest rate	4.6%	4.7%
Expected life of options (years)	4.5	4.5

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

4.	Share-Based Payments (continued):

Share-based compensation expense for options granted during the three and six months ended June 30, 2007 was $437 and $722, respectively, and was recognized in salaries, wages and employee benefits. The total tax benefit related to the share-based expense for these options was $170 and $277, respectively, for the three and six months ended June 30, 2007. Total compensation cost, net of estimated forfeitures, related to the options not yet recognized in earnings was $4,554 at June 30, 2007. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The following tables summarize the Company’s employee stock option activity and related information for the three and six months ended June 30, 2007:

	Three Months Ended June 30, 2007
	Options (000)	Weighted-Average Exercise Price	Aggregate Intrinsic Value (000)	Weighted-Average Remaining Contractual Term
Outstanding at March 31, 2007	2,010	$26
Granted	5	33
Exercised	(6)	14
Forfeited	(10)	32
Outstanding at June 30, 2007	1,999	$26	$13,489	6.5
Exercisable at June 30, 2007	1,458	$23	$13,179	6.4

	Six Months Ended June 30, 2007
	Options (000)	Weighted-Average Exercise Price	Aggregate Intrinsic Value (000)	Weighted-Average Remaining Contractual Term
Outstanding at December 31, 2006	1,475	$23
Granted	550	32
Exercised	(15)	19
Forfeited	(11)	30
Outstanding at June 30, 2007	1,999	$26	$13,489	6.5
Exercisable at June 30, 2007	1,458	$23	$13,179	6.4

Share-based compensation expense of $325 and $597 for non-vested shares granted to employees during 2006 was recognized in salaries, wages and employee benefits during the three and six months ended June 30, 2007, respectively. The total tax benefit related to this share-based expense was $126 and $229 for the three and six months ended June 30, 2007, respectively. Share-based compensation expense of $313 and $537 for non-vested shares granted to employees during 2006 was recognized in salaries, wages and employee benefits during the three and six months ended June 30, 2006, respectively. The total tax benefit related to this share-based expense was $116 and $199 for the three and six months ended June 30, 2006, respectively.  Total compensation cost, net of estimated forfeitures, related to the non-vested shares not yet recognized in earnings was $2,083 at June 30, 2007. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

4.	Share-Based Payments (continued):

Under the 2005 Employee Stock Purchase Plan (the “ESPP”), which has been approved by shareholders, the Company is authorized to issue up to a remaining 474,030 shares of common stock to employees of the Company. These shares may be issued at a price equal to 90% of the lesser of the market value on the first day or the last day of each six-month purchase period. Common stock purchases are paid for through periodic payroll deductions and/or up to two large lump sum contributions. For the three and six months ended June 30, 2007, participants under the plan purchased 5,049 shares at an average price of $27.32 per share. For the three and six months ended June 30, 2006, participants under the plan purchased 3,529 shares at an average price of $32.58 per share. The weighted-average fair value of each purchase right under the ESPP granted for the three and six months ended June 30, 2007, which is equal to the discount from the market value of the common stock at the end of each six month purchase period, was $6.78 per share.  The weighted-average fair value of each purchase right under the ESPP granted for the three and six months ended June 30, 2006, was $8.15 per share. Share-based compensation expense of $34 and $29 was recognized in salaries, wages and employee benefits, during the three and six months ended June 30, 2007 and 2006, respectively. The total tax benefit related to the share-based expense was $13 and $11 for the three and six months ended June 30, 2007 and 2006, respectively.

Non-Employee Director Activity

On May 22, 2007, the Company’s shareholders approved the Company’s Amended and Restated Non-Employee Director Stock Plan (the “Amended Plan”).  The Amended Plan is designed to better enable the Company to attract and retain well-qualified persons for service as directors of the Company.  Under the Amended Plan, on the first business day after each Annual Meeting of Shareholders, each non-employee director will automatically be granted an award (the “Annual Grant”), in such form and size as the Board determines from year to year.  Unless otherwise determined by the Board, Annual Grants will become vested and nonforfeitable one year after the date of grant so long as the non-employee director’s service with the Company does not earlier terminate.  Each director may elect to defer receipt of the shares under a non-vested share award until the director terminates service on the Board of Directors.  If a director elects to defer receipt, the Company will issue deferred stock units to the director which do not represent actual ownership in shares and the director will not have voting rights or other incidents of ownership until the shares are issued.  However, the Company will credit the director with dividend equivalent payments in the form of additional deferred stock units for each cash dividend payment made by the Company.  After approval of the Amended Plan, 14,268 non-vested shares and 4,756 deferred stock units were issued to the Company’s non-employee directors with a weighted-average fair value of $33.64.  The share-based compensation for these awards will be recognized, net of estimated forfeitures, ratably over the requisite service period, or vesting period, of one year.  Share-based compensation expense related to the Amended Plan of $46 was recognized in salaries, wages and employee benefits during the three and six months ended June 30, 2007.  The total tax benefit related to the share-based expense was $18 for the three and six months ended June 30, 2007. Total compensation cost, net of estimated forfeitures, related to the non-vested shares and deferred stock units not yet recognized in earnings was $503 at June 30, 2007.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

During the three and six months ended June 30, 2007 share-based compensation expense of $47 and $82, respectively, was recognized in salaries, wages and employee benefits for non-vested shares granted to non-employees directors since May 2006 under the Company’s 2006 Non-Employee Director Stock Plan (the “2006 Plan”). The total tax benefit related to this share-based expense was $19 and $32 for the three and six months ended June 30, 2007, respectively. During the three and six months ended June 30, 2006 share-based compensation expense of $12 was recognized in salaries, wages and employee benefits for non-vested shares granted to non-employee directors under the 2006 Plan. The total tax benefit related to this share-based expense was $4 for the three and six months ended June 30, 2006. Total compensation cost, net of estimated forfeitures, related to these non-vested shares granted to non-employee directors not yet recognized in earnings was $299 at June 30, 2007. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

In addition to the above activity, each May from 1995 to 2005 options were granted to the non-employee directors of the Company.  The options have terms of ten years and are fully exercisable. At June 30, 2007, 111,875 options were outstanding and will expire between July 2010 and May 2015 unless a non-employee director resigns, is not re-elected and does not meet one of the exceptions under the Company's Non-Employee Director Stock Option Plan, in which event the options would expire 90 days after the option holder is no longer a non-employee director.  At June 30, 2007, the total aggregate intrinsic value of these options was $1,135 and the weighted-average exercise price and remaining contractual term were $22 and 6.2 years, respectively.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

4.	Share-Based Payments (continued)

Dividends

Dividends paid on non-vested shares that are subsequently forfeited prior to vesting are required by SFAS 123R to be recorded to expense instead of as a direct reduction to retained earnings. SFAS 123R requires dividend forfeitures to be estimated. Estimated dividend forfeitures recorded to share-based compensation during the three and six months ended June 30, 2007 were $1 and $2, respectively. Estimated dividend forfeitures recorded to share-based compensation during the three and six months ended June 30, 2006 were $2.

5.	Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share (in thousands, except per share data):

	Three months ended		Six months ended
	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Numerator:
Numerator for basic and diluted net income per share - net income	$11,475	$13,021	$21,768	$24,029
Denominator:
Denominator for basic net income per share - weighted- average shares	29,805	31,431	30,070	31,354
Effect of dilutive stock options and non-vested shares	357	497	342	498
Denominator for diluted net income per share - adjusted weighted-average shares	30,162	31,928	30,412	31,852
Basic net income per share	$0.38	$0.41	$0.72	$0.77
Diluted net income per share	$0.38	$0.41	$0.72	$0.75

For the three months ended June 30, 2007 and 2006 the number of options and non-vested shares that could potentially dilute net income per share in the future, but that were not included in the computation of net income per diluted share because to do so would have been anti-dilutive for the periods presented, were approximately 144,725 and 1,434, respectively.  For the six months ended June 30, 2007 and 2006 the number of options and non-vested shares that could potentially dilute net income per share in the future, but that were not included in the computation of net income per diluted share because to do so would have been anti-dilutive for the periods presented, were approximately 141,624 and 721, respectively.

6.	Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states and Canada. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2003.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $1,397 increase in the liability for income tax contingencies, including related interest and penalties, which net of federal benefit of $420 was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The liability for income tax contingencies at January 1, 2007, net of federal benefit is $977, which represents tax positions where the realization of the ultimate benefit is uncertain and the disallowance of which would affect the Company’s annual effective income tax rate.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

6.	Income Taxes (continued)

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. At January 1, 2007, the Company had accrued $181 and $196 for the potential payment of interest and penalties, respectively.  There were no significant changes to any of these amounts during the three and six months ended June 30, 2007.

For the three and six months ended June 30, 2007 and 2006, the effective income tax rates varied from the statutory federal income tax rate of 35.0%, primarily as a result of the effect of state income taxes, net of the federal benefit and permanent differences between book and tax net income.

7.	Shareholders' Equity

During the six months ended June 30, 2007, two regular quarterly dividend payments of $0.07 per share were declared on common stock outstanding on May 25, 2007 and March 15, 2007. The quarterly dividends were paid on June 8, 2007 and March 30, 2007. During the six months ended June 30, 2006, two regular quarterly dividend payments of $0.07 per share were declared on common stock outstanding on May 26, 2006 and March 17, 2006. The quarterly dividends were paid on June 9, 2006 and March 31, 2006. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

On November 17, 2005, the Company announced that its Board of Directors approved a stock repurchase program for up to three million shares of common stock (the “2005 Repurchase Plan”). For the three and six months ended June 30, 2007, the Company repurchased 737,300 and 979,500 shares of common stock, respectively, under the 2005 Repurchase Plan for $23,682, or $32.12 per share and $31,220, or $31.87 per share, respectively.  For the three and six months ended June 30, 2006, the Company repurchased 37,046 and 161,046 shares of common stock, respectively, under the 2005 Repurchase Plan for $1,371, or $37.01 per share and $5,772, or $35.84 per share, respectively. As of June 30, 2007, 633,827 shares were the remaining number of shares that may be repurchased under the 2005 Repurchase Plan.

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

The Company estimates its self-insurance loss exposure by evaluating the merits and circumstances surrounding individual known claims, by performing hindsight analysis to determine an estimate of probable losses on claims incurred but not reported, and through the use of actuarial calculations. Such losses could be realized immediately as the events underlying the claims have already occurred as of the balance sheet dates.

Because of the uncertainty of the ultimate resolution of outstanding claims, as well as uncertainty regarding claims incurred but not reported, it is possible that management’s provision for these losses could change materially in the near term. However, no estimate can currently be made of the range of additional loss that is at least reasonably possible.

9.	Property

In June 2007 the Company completed the purchase of a new regional hub near Atlanta, Georgia for $14,870. The deposit of $1,478 paid in September 2006, previously included in noncurrent other assets, was applied to this purchase price.

In March 2007 the Company completed the purchase of a new terminal near Chicago, Illinois for $22,312. The deposit of $3,316 paid in July 2006, previously included in noncurrent other assets, was applied to this purchase price.

In addition, in February 2007, the Company acquired land near Dallas/Fort Worth, Texas for $3,043 on which the Company plans to build a new regional hub facility.  The Company anticipates completion of this facility during 2008.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

10.	Subsequent Event

Acquisition

On July 30, 2007 the Company acquired certain assets of USA Carriers, Inc (USAC), a privately held provider of pool distribution transportation headquartered in Fort Wayne, Indiana in a transaction valued at $12,500.  The assets of USAC and the corresponding results of operations are expected to be included in the Company’s consolidated financial statements as of July 30, 2007.

Founded in 1962, USAC is a well-established transportation service provider with 11 facilities throughout the Southeast, Midwest and Southwest. USAC generated approximately $32,000 in revenue for the year ended December 31, 2006. The acquisition provides the opportunity for the Company to introduce new services to our customers and drive efficiencies in our existing business lines.

Common Stock Repurchase Program

On July 31, 2007 the Company’s Board of Directors approved an additional stock repurchase program for up to two million shares of the Company’s common stock.

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

We also offer our customers an array of logistic and other services including: expedited truckload brokerage (TLX); dedicated fleets; warehousing; customs brokerage; and shipment consolidation, deconsolidation and handling. These services are critical to our air freight forwarder customers, which are businesses that arrange transportation of cargo for third parties, that do not provide these logistics services themselves or that prefer to use one provider for all of their surface transportation needs.

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

Our operations, particularly our network of hubs and terminals, represent substantial fixed costs. Consequently, our continued growth depends in significant part on our ability to increase the amount and revenue per pound of the freight shipped through our network and to grow complimentary lines of businesses that will allow us to maintain revenue growth in challenging shipping environments. In addition, a key factor to success is our ability to efficiently manage our purchased transportation costs through efficient use of our owner-operator fleet and more costly third-party transportation providers.

Our gross revenues and the associated costs of purchased transportation are the primary indicator of our ability to efficiently provide services to our customers.

Trends and Developments

During the three months ended June 30, 2007 our logistics business continued to experience significant growth while the growth rate for our airport-to-airport business was limited due to challenging market conditions. We are continuing our efforts to grow our business through additional products so as to ensure revenue growth in any market conditions. Through our strategic initiative “Completing the Model” we continue to develop and implement complementary services to the airport-to-airport network, such as pick-up and delivery, truckload brokerage, value-added handling and airline road feeder services. Also, during the three months ended June 30, 2007, we experienced a decrease in our operating income in total dollars and as a percentage of operating revenue mainly driven by increased purchased transportation costs. The increased purchased transportation costs were primarily the product of changes in our business mix due to the implementation of the “Completing the Model” strategic initiatives.

On July 30, 2007, our wholly-owned subsidiary, Forward Air Solutions, Inc., acquired certain assets of USA Carriers, Inc. (USAC), a privately held provider of pool distribution services headquartered in Fort Wayne, Indiana in a transaction valued at $12.5 million.

Founded in 1962, USAC is a highly respected, well established transportation service provider with 11 facilities located throughout the Southeast, Midwest and Southwest. USAC generated approximately $32.0 million in revenue for the year ended December 31, 2006.  In addition to diversification into pool distribution services, the acquisition provides an important operating platform that will enable further expansion of the Forward Air Complete™ pick-up and delivery product, TLX truckload brokerage and value-added handling components of the “Completing the Model” strategic initiative.

In February 2007, we purchased land in Dallas/Fort Worth, Texas for the construction of a new regional hub. We also completed our purchases of a new terminal near Chicago, Illinois and a new regional hub in Atlanta, Georgia during March and June 2007, respectively. With these facilities we believe we will have room to grow our business in key gateway cities and to offer additional services such as value-added handling.

Reclassifications

Effective January 1, 2007 we reclassified certain 2006 revenue components between our three service lines to be consistent with current year classifications. Primarily, we reclassified Forward Air Complete revenue from other revenue to airport-to-airport revenue as management views Forward Air Complete as an extension of our airport-to-airport network. Also, portions of the 2006 fuel surcharge were reclassified between airport-to-airport and logistics revenue to be consistent with current year presentation.

Results of Operations

The following table sets forth our historical financial data for the three months ended June 30, 2007 and 2006 (in millions):
	2007	2006	Change	% Change
Operating revenue:
Airport-to-airport	$77.2	$74.0	$3.2	4.3%
Logistics	10.7	7.9	2.8	35.4
Other	5.2	4.9	0.3	6.1
Total operating revenue	93.1	86.8	6.3	7.3

Operating expenses:
Purchased Transportation:
Airport-to-airport	29.7	28.3	1.4	4.9
Logistics	8.2	5.6	2.6	46.4
Other	1.5	1.2	0.3	25.0
Total purchased transportation	39.4	35.1	4.3	12.3
Salaries, wages and employee benefits	19.9	18.3	1.6	8.7
Operating leases	3.9	3.4	0.5	14.7
Depreciation and amortization	2.5	2.1	0.4	19.0
Insurance and claims	1.9	1.7	0.2	11.8
Other operating expenses	7.2	6.4	0.8	12.5
Total operating expenses	74.8	67.0	7.8	11.6
Income from operations	18.3	19.8	(1.5)	(7.6)
Total other income	0.4	0.8	(0.4)	(50.0)
Income before income taxes	18.7	20.6	(1.9)	(9.2)
Income taxes	7.2	7.6	(0.4)	(5.3)
Net income	$11.5	$13.0	$(1.5)	(11.5)%

The following table shows the percentage relationship of expense items to operating revenue for the three months ended June 30, 2007 and 2006:
	2007	2006
Operating revenue:
Airport-to-airport	82.9%	85.3%
Logistics	11.5	9.1
Other	5.6	5.6
Total operating revenue	100.0	100.0

Operating expenses:
Purchased transportation:
Airport-to-airport	38.5	38.2
Logistics	76.6	70.9
Other	28.8	24.5
Total purchased transportation	42.3	40.4
Salaries, wages and employee benefits	21.4	21.1
Operating leases	4.2	3.9
Depreciation and amortization	2.7	2.4
Insurance and claims	2.0	2.0
Other operating expenses	7.7	7.4
Total operating expenses	80.3	77.2
Income from operations	19.7	22.8
Total other income	0.4	0.9
Income before income taxes	20.1	23.7
Income taxes	7.7	8.7
Net income	12.4%	15.0%

Three Months Ended June 30, 2007 compared to Three Months Ended June 30, 2006

Operating revenue for the three months ended June 30, 2007 was $93.1 million, an increase of $6.3 million, or 7.3%, over $86.8 million in 2006.  Airport-to-airport revenue, which is the largest component of our operating revenue, increased $3.2 million, or 4.3%, to $77.2 million from $74.0 million in the same period of 2006, accounting for 82.9% of our total operating revenue during the three months ended June 30, 2007 compared to 85.3% for the three months ended June 30, 2006. The increase in airport-to-airport revenue was driven by an increase in tonnage and an increase in our rate per pound. Our airport-to-airport business is priced on a per pound basis and the average revenue per pound, including the impact of fuel surcharges, increased 2.3% for the three months ended June 30, 2007 versus the three months ended June 30, 2006. Tonnage that transited our network increased by approximately 2.0% in the three months ended June 30, 2007 compared with the three months ended June 30, 2006. The tonnage increase was driven by new airport-to-airport business generated by Forward Air Complete, our new pick-up and delivery product introduced during the second half of 2006 offset by a weaker shipping environment. The weak environment is evidenced by our 3.1% decline in average weight per shipment, despite a 5.2% increase in total shipments. Approximately, 91.3% of the increase in revenue per pound resulted from increased customer utilization of Forward Air Complete. The remaining increase in average revenue per pound is attributable to rate increases implemented in March 2007.

Our logistics revenue, which is primarily truckload brokerage and priced on a per mile basis, increased $2.8 million, or 35.4%, to $10.7 million in the second quarter of 2007 from $7.9 million in the same period of 2006. The increase in logistics revenue is mainly the result of our increased efforts as part of our “Completing the Model” strategic initiative to grow this service. We are placing emphasis on capturing a larger percentage of truckload opportunities and correspondingly increasing our access to sufficient truckload capacity through the use of third-party transportation providers. During the three months ended June 30, 2007, we increased the number of miles driven to support our logistics revenue by 68.6%. The average revenue per mile of our logistics business, including the impact of fuel surcharges, decreased 19.8% for the three months ended June 30, 2007 versus the three months ended June 30, 2006. The decrease in our revenue per mile is largely due to the weak shipping environment and the change in our business mix resulting from our efforts to capture additional truckload opportunities as well as utilizing truckload opportunities to cost effectively position our owner-operators within our airport-to-airport network.

Other revenue, which includes warehousing services and terminal handling and accounts for our final component of operating revenue, increased $0.3 million to $5.2 million, a 6.1% increase from $4.9 million for the same period in 2006. The increase was primarily due to increased handling and storage revenue due to new services offered through our newly expanded hub facility in Columbus, Ohio.

Purchased transportation increased by $4.3 million, or 12.3%, to $39.4 million for the three months ended June 30, 2007 from $35.1 million for the three months ended June 30, 2006. As a percentage of total operating revenue, purchased transportation was 42.3% during the three months ended June 30, 2007 compared to 40.4% for the same period in 2006. The increase in purchased transportation is caused by changes in the shipping patterns within our airport-to-airport network, our focus on truckload brokerage and Forward Air Complete the latter two of which have higher purchased transportation costs than our core airport-to airport business.

Purchased transportation costs for our airport-to-airport network increased $1.4 million, or 4.9%, to $29.7 million for the three months ended June 30, 2007 from $28.3 million for the three months ended June 30, 2006. For the three months ended June 30, 2007 airport-to-airport purchased transportation costs increased to 38.5% of airport-to-airport revenue from 38.2% of airport-to-airport revenue for the same period in 2006.  A 5.4% increase in miles driven for the airport-to-airport network accounted for $1.5 million of this increase in purchased transportation. The increase in airport-to-airport miles was due to changes in our shipping patterns as a result of changes in our business mix, such as increased shipments from our west coast terminals. In addition, the increasing number of customer shipments and decreasing average weight per customer shipment, discussed above, increases the number of required trips, which ultimately increases the number of miles driven.  The increase due to miles was offset by a $0.1 million decrease attributable to a 0.5% decrease in the cost per mile for the three months ended June 30, 2007 compared to the same period in 2006. The decrease in cost per mile was the result of a decrease in the percentage of airport-to-airport miles driven by more costly third party transportation providers, offset by costs associated with the increased customer utilization of Forward Air Complete, which was introduced during the second half of 2006.

Purchased transportation costs related to our logistics revenue increased $2.6 million, or 46.4%, to $8.2 million for the three months ended June 30, 2007 from $5.6 million for the three months ended June 30, 2006. For the three months ended June 30, 2007, logistics purchased transportation costs represented 76.6% of logistics revenue versus 70.9% for the three months ended June 30, 2006. The increase in logistics purchased transportation costs as a percentage of revenue resulted from lower revenue per mile as discussed above partially offset by a decrease in our cost per mile. Logistics cost per mile decreased due to increased capacity resulting in improved purchasing power from third party transportation providers.

Purchased transportation costs related to our other revenue increased $0.3 million, or 25.0%, to $1.5 million for the three months ended June 30, 2007 from $1.2 million for the three months ended June 30, 2006. Other purchased transportation costs as a percentage of revenue increased to 28.8% of other revenue for the three months ended June 30, 2007 from 24.5% for the same period in 2006.  The increase in other purchased transportation is attributable to increased third party transportation services associated with new value added handling services.

Salaries, wages and employee benefits were 21.4% of operating revenue during the three months ended June 30, 2007 compared to 21.1% same period of 2006. Salaries, wages and employee benefits increased as a percentage of revenue as a result of increased workers’ compensation and share based compensation expense offset by lower employee incentives and group health insurance costs.  Workers’ compensation expense increased $0.5 million, or 0.6% as a percentage of revenue, due to a $0.7 million adjustment recorded during the three months ended June 30, 2007 resulting from an actuarial analysis of our reserves for workers’ compensation claims.  This increase was offset by a decrease in current claims experience during the second quarter of 2007.  Share-based compensation increased $0.5 million, or 0.6% as percentage of revenue, due to the issuance of stock options and other stock instruments to key members of management and non-employee directors during 2007.  Further, salaries, wages and benefits increased $0.1 million, or 0.1% as a percentage of revenue, due to decreased capitalization of salaries, wages and benefits associated with our Terminal Automation Program (TAP), which was placed in service during the second half of 2006.    These increases were offset by a decrease of $0.6 million, or 0.7% as a percentage of revenue, in employee incentives due to shortfalls from our quarterly performance goals reducing bonuses earned from the same period in 2006.  Additionally, group health costs for the three months ended June 30, 2007 decreased $0.1 million, or 0.3% as a percentage of revenue, due to modifications to our group health insurance plan reducing health care costs over the same period in 2006.

Operating leases, the largest component of which is facility rent, were 4.2% of operating revenue for the three months ended June 30, 2007 compared with 3.9% in the same period of 2006. The increase in operating leases in total dollars and as a percentage of operating revenue between periods was attributable to higher rent costs attributable to the expansion of certain facilities and relocation of certain terminals to larger facilities.

Depreciation and amortization expense as a percentage of operating revenue was 2.7% in the second quarter of 2007 compared to 2.4% in the same period of 2006. The increase in depreciation and amortization expense as a percentage of revenue is due to increased depreciation related to our expanded national hub in Columbus, Ohio, our new company-owned terminal in Chicago Illinois, the implementation of TAP during the second half of 2006, and new company-owned tractors purchased during the latter portion of 2006.

Insurance and claims were 2.0% of operating revenue in the second quarter of 2007 and 2006. The $0.2 million, or 11.8% increase in insurance and claims is attributable to a $0.3 million adjustment recorded during the three months ended June 30, 2007 resulting from an actuarial analysis of our reserves for vehicle claims. This increase was offset by a decrease in current claims experience during the second quarter of 2007.

Other operating expenses were 7.7% of operating revenue in the second quarter of 2007 compared to 7.4% in the same period of 2006. The increase in other operating expenses as a percentage of operating revenue was primarily attributable to 0.7% increase as a percentage of revenue in moving expenses associated with the relocation or expansion of certain terminals, taxes and permits associated with new or expanded facilities, specialized training for key employees, and additional sales and marketing efforts due to the weak freight environment.  These increases were partially offset by a 0.2% increase as a percentage of revenue in gains on the sale of operating assets due to the sale of older forklifts. Increases were further offset by 0.2% decrease as a percentage of revenue in administrative costs such as professional fees.

Income from operations decreased by $1.5 million or 7.6%, to $18.3 million for the second quarter of 2007 compared with $19.8 million for the same period in 2006.  Income from operations decreased as a percentage of revenue to 19.7% for the three months ended June 30, 2007 from 22.8% for the same period in 2006.  The decrease in income from operations was primarily a result of the increase in revenue being outpaced by the increase in operating expenses, primarily purchased transportation.

Other income, net was $0.4 million, or 0.4% of operating revenue, in the second quarter of 2007 compared with $0.8 million, or 0.9%, for the same period in 2006. The decrease in other income was attributable to lower interest income due to decreased average investment balances as a result of cash used for stock repurchases and the purchase of real property for regional hubs and terminals.

The combined federal and state effective tax rate for the second quarter of 2007 was 38.8% compared to a rate of 36.9% for the same period in 2006. Our effective federal and state tax rate increased to provide for uncertain tax positions under Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (an interpretation of FASB Statement No. 109) (“FIN 48”), and for the decrease in tax-exempt interest income during 2007 due to increased capital expenditures and stock repurchases.

As a result of the foregoing factors, net income decreased by $1.5 million, or 11.5%, to $11.5 million for the second quarter of 2007 compared to $13.0 million for the same period in 2006.

The following table sets forth our historical financial data for the six months ended June 30, 2007 and 2006 (in millions):
	2007	2006	Change	% Change
Operating revenue:
Airport-to-airport	$151.4	$145.9	$5.5	3.8%
Logistics	18.9	13.7	5.2	38.0
Other	10.2	9.5	0.7	7.4
Total operating revenue	180.5	169.1	11.4	6.7

Operating expenses:
Purchased transportation:
Airport-to-airport	60.3	55.4	4.9	8.8
Logistics	14.3	9.8	4.5	45.9
Other	2.8	2.4	0.4	16.7
Total purchased transportation	77.4	67.6	9.8	14.5
Salaries, wages and employee benefits	38.9	37.1	1.8	4.9
Operating leases	7.6	6.9	0.7	10.1
Depreciation and amortization	4.9	4.4	0.5	11.4
Insurance and claims	3.6	3.2	0.4	12.5
Other operating expenses	13.9	13.2	0.7	5.3
Total operating expenses	146.3	132.4	13.9	10.5
Income from operations	34.2	36.7	(2.5)	(6.8)
Total other income	1.1	1.5	(0.4)	(26.7)
Income before income taxes	35.3	38.2	(2.9)	(7.6)
Income taxes	13.5	14.2	(0.7)	(4.9)
Net income	$21.8	$24.0	$(2.2)	(9.2)%

The following table shows the percentage relationship of expense items to operating revenue for the six months ended June 30, 2007 and 2006:

	2007	2006
Operating revenue:
Airport-to-airport	83.9%	86.3%
Logistics	10.5	8.1
Other	5.6	5.6
Total operating revenue	100.0	100.0

Operating expenses:
Purchased transportation:
Airport-to-airport	39.8	38.0
Logistics	75.7	71.5
Other	27.5	25.3
Total purchased transportation	42.9	40.0
Salaries, wages and employee benefits	21.6	21.9
Operating leases	4.2	4.1
Depreciation and amortization	2.7	2.6
Insurance and claims	2.0	1.9
Other operating expenses	7.7	7.8
Total operating expenses	81.1	78.3
Income from operations	18.9	21.7
Total other income	0.6	0.9
Income before income taxes	19.5	22.6
Income taxes	7.4	8.4
Net income	12.1%	14.2%

Six Months Ended June 30, 2007 compared to Six Months Ended June 30, 2006

Operating revenue increased by $11.4 million, or 6.7%, to $180.5 million for the six months ended June 30, 2007 from $169.1 million in the same period of 2006. Airport-to-airport revenue, which is the largest component of our operating revenue, increased $5.5 million, or 3.8%, to $151.4 million, accounting for 83.9% of our total operating revenue during the six months ended June 30, 2007 compared to 86.3% for the six months ended June 30, 2006. The increase in airport-to-airport revenue was driven by an increase in tonnage and an increase in our rate per pound. Our airport-to-airport business is priced on a per pound basis and the average revenue per pound, including the impact of fuel surcharges, increased 2.4% for the six months ended June 30, 2007 versus the six months ended June 30, 2006. Tonnage that transited our network increased by approximately 1.4% in the six months ended June 30, 2007 compared with the six months ended June 30, 2006. The tonnage increase was driven by new airport-to-airport business generated by Forward Air Complete, our new pick-up and delivery product introduced during the second half of 2006 offset by a weak shipping environment. The weak environment is evidenced by our 3.6% decline in average weight per shipment, despite a 5.1% increase in total shipments. Approximately, 70.8% of the increase in average revenue per pound resulted from increased customer utilization of Forward Air Complete. The remaining increase in average revenue per pound is attributable to rate increases implemented in March 2007.

Our logistics revenue, which is primarily truckload brokerage and priced on a per mile basis, increased $5.2 million, or 38.0%, to $18.9 million for the six months ended June 30, 2007 from $13.7 million in the same period of 2006. The increase in logistics revenue is mainly the result of our increased efforts as part of our “Completing the Model” strategic initiative to grow this product. We are placing emphasis on capturing a larger percentage of truckload opportunities and correspondingly increasing our access to sufficient truckload capacity through the use of third-party transportation providers. During the six months ended June 30, 2007, we increased the number of miles driven to support our logistics revenue by 64.5%. The average revenue per mile of our logistics business, including the impact of fuel surcharges, decreased 16.5% for the six months ended June 30, 2007 versus the six months ended June 30, 2006. The decrease in our revenue per mile is largely due to the weak shipping environment and the change in our business mix resulting from our efforts to capture additional truckload opportunities as well as utilizing truckload opportunities to cost effectively position our owner-operators within our airport-to-airport network.

Other revenue, which includes warehousing services and terminal handling and accounts for our final component of operating revenue, increased $0.7 million to $10.2 million, a 7.4% increase from $9.5 million for the same period in 2006. The increase was primarily due to increased handling and storage revenue due to new services offered through our newly expanded hub facility in Columbus, Ohio.

Purchased transportation increased by $9.8 million, or 14.5%, to $77.4 million for the six months ended June 30, 2007 from $67.6 million for the six months ended June 30, 2006. As a percentage of total operating revenue, purchased transportation was 42.9% during the six months ended June 30, 2007 compared to 40.0% for the same period in 2006. The increase in purchased transportation is caused by changes in the shipping patterns within our airport-to-airport network, our focus on truckload brokerage and Forward Air Complete, the latter two of which have higher purchased transportation costs than our core airport-to airport business. Further, during the first quarter of 2007 we failed to take full advantage of excess capacity present in the truckload market, which could have driven our cost per mile down.

Purchased transportation costs for our airport-to-airport network increased $4.9 million, or 8.8%, to $60.3 million for the six months ended June 30, 2007 from $55.4 million for the six months ended June 30, 2006. For the six months ended June 30, 2007 airport-to-airport purchased transportation costs increased to 39.8% of airport-to-airport revenue from 38.0% of airport-to-airport revenue for the same period in 2006. A 6.9% increase in miles driven for the airport-to-airport network accounted for $3.9 million of this increase in purchased transportation. The increase in airport-to-airport miles was due to changes in our shipping patterns as a result of changes in our business mix, such as increased shipments from our west coast terminals. In addition, the increasing number of shipments and decreasing average weight per shipment, discussed above, resulted in airport-to-airport inefficiencies, which ultimately increased the number of miles driven. Also, airport-to-airport purchased transportation was further increased by a $1.0 million increase attributable to a 1.7% increase in the cost per mile for the six months ended June 30, 2007 compared to the same period in 2006. The primary reason for the increase in cost per mile was the increased customer utilization of Forward Air Complete, which was introduced during the second half of 2006, offset slightly by a decrease in the percentage of airport-to-airport miles driven by more costly third party transportation providers.

Purchased transportation costs related to our logistics revenue increased $4.5 million, or 45.9%, to $14.3 million for the six months ended June 30, 2007 from $9.8 million for the six months ended June 30, 2006. For the six months ended June 30, 2007, logistics purchased transportation costs represented 75.7% of logistics revenue versus 71.5% for the six months ended June 30, 2006. The increase in logistics purchased transportation costs as a percentage of revenue resulted from lower revenue per mile as discussed above partially offset by a decrease in our cost per mile. Logistics cost per mile decreased due to increased capacity resulting in improved purchasing power from third party transportation providers.

Purchased transportation costs related to our other revenue increased $0.4 million, or 16.7%, to $2.8 million for the six months ended June 30, 2007 from $2.4 million for the six months ended June 30, 2006. Other purchased transportation costs as a percentage of revenue increased to 27.5% of other revenue for the six months ended June 30, 2007 from 25.3% for the same period in 2006. The increase in other purchased transportation is attributable to increased third party transportation services associated with new value added handling services.

Salaries, wages and employee benefits were 21.6% of operating revenue during the six months ended June 30, 2007 compared to 21.9% for the same period of 2006. Salaries, wages and employee benefits decreased as a percentage of revenue due to decreases in employee incentives, group health costs and overall improvement in operating efficiencies. Employee incentives for the six months ended June 30, 2007 decreased 0.7% as a percentage of operating revenue, due to shortfalls from our quarterly performance goals reducing bonuses earned from the same period in 2006. Group health costs for the six months ended June 30, 2007 decreased 0.3% as a percentage of operating revenue, due to modifications to our group health insurance plan reducing health care costs.  The remaining 0.1% decrease as a percentage of operating revenue is due to improved operating efficiencies resulting from initiatives such as our terminal automation process (TAP).  These decreases were partially offset by a 0.5% increase in share-based compensation as a percentage of operating revenue due to the issuance of stock options and stock instruments to key members of management and non-employee directors during the six months ended June 30, 2007.  The decrease was further offset by a $0.5 million, or 0.3% as a percentage of operating revenue, increase in workers’ compensation expense which was driven by a $0.7 million adjustment recorded during the six months ended June 30, 2007 that resulted from an actuarial analysis of our reserves for workers’ compensation claims.

Operating leases, the largest component of which is facility rent, were 4.2% of operating revenue for the six months ended June 30, 2007 compared with 4.1% in the same period of 2006. The increase in operating leases in total dollars and as a percentage of operating revenue between periods was attributable to higher rent costs attributable to the expansion or relocation of certain facilities.

Depreciation and amortization expense as a percentage of operating revenue was 2.7% for the six months ended June 30, 2007 compared to 2.6% in the same period of 2006. The increase in depreciation and amortization expense as a percentage of revenue is due to increased depreciation related to our expanded national hub in Columbus, Ohio, our new company-owned terminal in Chicago Illinois, the implementation of TAP during the second half of 2006, and new company-owned tractors purchased during the latter portion of 2006.

Insurance and claims were 2.0% of operating revenue for the six months ended June 30, 2007 compared to 1.9% in the same period of 2006.  The $0.4 million, or 12.5% increase, in insurance and claims is primarily attributable to a $0.3 million adjustment recorded during the six months ended June 30, 2007 resulting from an actuarial analysis of our reserves for vehicle claims. The remaining increase was attributable to increased professional and legal fees associated with vehicle claims.

Other operating expenses were 7.7% of operating revenue for the six months ended June 30, 2007 compared to 7.8% in the same period of 2006. The decrease in other operating expenses as a percentage of operating revenue was primarily attributable to a 0.2% decrease in equipment maintenance costs due to improved cost control efforts and a 0.3% decrease in administrative costs such as professional fees.  These decreases were partially offset by increases in moving expenses associated with the relocation or expansion of certain terminals, taxes and permits associated with new or expanded facilities, specialized training for key employees, and additional sales and marketing expenses due to the weak freight environment.

Income from operations decreased by $2.5 million or 6.8%, to $34.2 million for the six months ended June 30, 2007 compared with $36.7 million for the same period in 2006. Income from operations decreased as a percentage of revenue to 18.9% for the six months ended June 30, 2007 from 21.7% for the same period in 2006.  The decrease in income from operations was primarily a result of the increase in revenue being outpaced by the increase in operating expenses, primarily purchased transportation.

Other income, net was $1.1 million, or 0.6% of operating revenue, during the six months ended June 30, 2007 compared with $1.5 million, or 0.9% of operating revenue, for the same period in 2006.  The decrease in other income was attributable to lower interest income as a result of lower average investment balances as cash has been used for stock repurchases and the purchase of real property for regional hubs and terminals.

The combined federal and state effective tax rate for the six months ended June 30, 2007 was 38.3% compared to a rate of 37.1% for the same period in 2006. The increase in the effective tax rate was primarily attributable to the implementation of FIN 48. Our effective federal and state tax rate increased to provide for uncertain tax positions under FIN 48 and for the decrease in tax-exempt interest income during 2007 due to increased capital expenditures and stock repurchases.

As a result of the foregoing factors, net income decreased by $2.2 million, or 9.2%, to $21.8 million for the six months ended June 30, 2007 compared to $24.0 million for the same period in 2006.

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital expenditures, with cash flows from operations and borrowings under our bank lines of credit. Net cash provided by operating activities totaled approximately $25.2 million for the six months ended June 30, 2007 compared to approximately $22.0 million in the same period of 2006. The increase in cash provided by operating activities was primarily the result of $3.8 million less in payments to third parties for services and settlements net of a $0.8 million reduction in collections on trade accounts receivables.

Net cash provided by investing activities was approximately $12.1 million for the six months ended June 30, 2007 compared with approximately $3.3 million used in investing activities in the same period of 2006.  Investing activities during the six months ended June 30, 2007 consisted primarily of the purchases of our new Chicago, Illinois and Atlanta, Georgia facilities and the purchase of land near Dallas/Fort Worth, Texas. Offsetting the investing cash used for these real property purchases were sales or maturities of our available-for-sale securities. Proceeds from the sales or maturities of our available-for-sale securities during the six months ended June 30, 2007 were also used to fund stock repurchases as further outlined below in our discussion of cash used for financing activities.

Net cash used in financing activities totaled approximately $35.3 million for the six months ended June 30, 2007 compared with approximately $6.0 million used in financing activities for the same period of 2006. The increase in cash used in financing activities was primarily attributable to a $25.4 million increase in cash used for the repurchase of our common stock and $3.9 million decrease in proceeds from the exercise of stock options. The increase in the repurchases of our common stock and the decrease in proceeds from the exercise of stock options is primarily the result of lower average market prices for our common stock during the six months ended June 30, 2007 as compared to the same period in 2006.

For the remainder of 2007, we expect net capital expenditures for operating equipment and management information systems to be approximately $7.8 million. Separate from these capital expenditures, we continue to execute our plan to purchase or build new terminals and regional hubs in key gateway cities. During the six months ended June 30, 2007, we completed our purchase of new facilities near Chicago, Illinois and Atlanta, Georgia for $22.3 million and $14.9 million, respectively. Deposits of $3.3 million and $1.5 million paid during 2006 were applied to the purchase price of the Chicago and Atlanta facilities, respectively.  In addition, during February 2007, we paid approximately $3.0 million for land near Dallas/Fort Worth, Texas on which we are planning to build a new regional hub, which we estimate will be completed in 2008.   We intend to fund the expenditures for the Dallas/Fort Worth regional hub through cash and short-term investments currently on our balance sheet, cash provided by operating activities, the sale of existing equipment and/or borrowings under our credit facility, if necessary.

Our credit facility consists of a working capital line of credit. As long as we comply with the financial covenants and ratios, the credit facility permits us to borrow up to $20.0 million less the amount of any outstanding letters of credit. Interest rates for advances under the facility vary based on how our performance measures against covenants related to total indebtedness, cash flows, results of operations and other ratios. The facility bears interest at LIBOR plus 1.0% to 1.9% and is unsecured. The facility’s expiration is April 2008. At June 30, 2007, we had no balance outstanding under the line of credit facility and had utilized approximately $5.3 million of availability for outstanding letters of credit. We were in compliance with the financial covenants and ratios under the credit facility at June 30, 2007.

On November 17, 2005, we announced that our Board of Directors approved a stock repurchase program for up to three million shares of common stock (the “2005 Repurchase Plan”). During the three months ended June 30, 2007, we repurchased 737,300 shares of common stock under the 2005 Repurchase Plan for $23.7 million, or $32.12 per share.  During the six months ended June 30, 2007, we repurchased 979,500 shares of common stock under the 2005 Repurchase Plan for $31.2 million, or $31.87 per share. During the three months ended June 30, 2006, we repurchased 37,046 shares of common stock under the 2005 Repurchase Plan for $1.4 million, or $37.01 per share. During the six months ended June 30, 2006, we repurchased 161,046 shares of common stock under the 2005 Repurchase Plan for $5.8 million, or $35.84 per share. On July 31, 2007 our Board of Directors approved an additional stock repurchase program for up to two million shares of our common stock.

During each of the six months ended June 30, 2007 and June 30, 2006, dividends of $0.14 per share were declared on common stock outstanding. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

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

Impact of Recent Accounting Pronouncements

During June 2006, the FASB issued FIN 48, which is effective for fiscal years beginning after December 15, 2006. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance prescribed in FIN 48 establishes a recognition threshold of more likely than not that a tax position will be sustained upon examination. The measurement attribute of FIN 48 requires that a tax position be measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $1.4 million increase in the liability for income tax contingencies, including related interest and penalties, which net of federal benefit of $0.4 million was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The liability for income tax contingencies at January 1, 2007 net of federal benefit is $1.0 million, which represents tax positions where the realization of the ultimate benefit is uncertain and the disallowance of which would affect the Company’s annual effective income tax rate.

We file income tax returns in the U.S. federal jurisdiction, various states, and Canada. With a few exceptions, we are no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2003. The total liability balance at June 30, 2007 consists of state tax positions for which the realization of the ultimate benefit is uncertain and the disallowance of which would affect our annual effective income tax rate. These positions mainly consist of deductions taken on state tax returns for which the ultimate deductibility is highly uncertain and the position that certain subsidiaries are not subject to income taxes by certain states.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three and six months ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information with respect to purchases we made of shares of our common stock during each month in the quarter ended June 30, 2007:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
April 1-30, 2007	221,400	$30.90	1,850,273	1,149,727
May 1-31, 2007	332,200	31.88	2,182,473	817,527
June 1-30, 2007	183,700	34.02	2,366,173	633,827
Total	737,300	$32.12	2,366,173	633,827

(1)
On November 17, 2005, we announced that our Board of Directors approved a stock repurchase program for up to three million shares of our common stock. On July 31, 2007 our Board of Directors approved an additional stock repurchase program for up to two million shares of our common stock.

Item 3.	Defaults Upon Senior Securities

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Shareholders was held on May 22, 2007 for the purposes of (i) electing eight members of the Board of Directors; (ii) ratifying appointment of the independent registered public accounting firm for 2007; and (iii) approving the Amended and Restated Non-employee Director Stock Plan.

(i)	Shareholders elected each director nominee for a one-year term expiring at the 2008 annual meeting of shareholders. The vote for each director was as follows:

Name	For	Withheld
Bruce A. Campbell	24,777,982	248,183
C. Robert Campbell	24,673,700	352,465
Richard W. Hanselman	24,780,250	245,915
C. John Langley, Jr.	24,675,850	350,315
Tracy A. Leinbach	24,831,524	194,641
G. Michael Lynch	24,781,119	245,046
Ray A. Mundy	24,772,059	254,106
B. Clyde Preslar	24,683,135	343,030

(ii)	The proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for 2007 was approved as follows:

For	Against	Abstain
24,741,222	260,562	24,382

(iii)	Shareholders approved the Company’s Amended and Restated Non-employee Director Stock Plan as follows:

For	Against	Abstain	Broker Non-Votes
16,380,904	4,446,975	330,106	3,868,181

Item 5.	Other Information

Not Applicable.

Item 6.	Exhibits

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
4.1
Form of Landair Services, Inc. Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on September 27, 1993)

4.2
Form of Forward Air Corporation Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998)

4.3
Rights Agreement, dated May 18, 1999, between the registrant and SunTrust Bank, Atlanta, N.A., including the Form of Rights Certificate (Exhibit A) and the Form of Summary of Rights (Exhibit B) (incorporated herein by reference to Exhibit 4 to the registrant’s Current Report on Form 8-K filed with the Commission on May 28, 1999)

10.1
Amended and Restated Non-Employee Director Stock Plan (incorporated herein by reference to Appendix B of the registrant’s Proxy Statement, filed with the Securities and Exchange Commission on April 19, 2007 (File No. 22490))

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

Forward Air Corporation
Date: August 1, 2007	By:	/s/ Rodney L. Bell
Rodney L. Bell Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

No.	Exhibit

3.1	Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999)
3.2	Amended and Restated Bylaws of the registrant
4.1
Form of Landair Services, Inc. Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on September 27, 1993)

4.2
Form of Forward Air Corporation Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998)

4.3
Rights Agreement, dated May 18, 1999, between the registrant and SunTrust Bank, Atlanta, N.A., including the Form of Rights Certificate (Exhibit A) and the Form of Summary of Rights (Exhibit B) (incorporated herein by reference to Exhibit 4 to the registrant’s Current Report on Form 8-K filed with the Commission on May 28, 1999)

10.1
Amended and Restated Non-Employee Director Stock Plan (incorporated herein by reference to Appendix B of the registrant’s Proxy Statement, filed with the Securities and Exchange Commission on April 19, 2007 (File No. 22490))

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