Form 10-Q
period 2007-08-14
FORWARD AIR CORP
filed 2007-11-01
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2007
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

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of October 29, 2007 was 29,008,593.

Table of Contents

Forward Air Corporation

		Page
		Number
Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

	Condensed Consolidated Balance Sheets - September 30, 2007 and December 31, 2006	3

	Condensed Consolidated Statements of Income - Three and nine months ended September 30, 2007 and 2006	4

	Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2007 and 2006	5

	Notes to Condensed Consolidated Financial Statements - September 30, 2007	6

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

Part II.	Other Information

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	30

Item 3.	Defaults Upon Senior Securities	30

Item 4.	Submission of Matters to a Vote of Security Holders	30

Item 5.	Other Information	30

Item 6.	Exhibits	31

Signatures		32

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited)

Forward Air Corporation
Condensed Consolidated Balance Sheets
(In thousands, except share and per share data)
(Unaudited)

	September 30,	December 31,
	2007	2006

Assets
Current assets:
Cash	$8,306	$8,231
Short-term investments	10,600	61,650
Accounts receivable, less allowance of $1,094 in 2007 and $860 in 2006	55,665	48,486
Other current assets	6,073	9,196
Total current assets	80,644	127,563

Property and equipment	152,044	101,190
Less accumulated depreciation and amortization	52,675	47,875
Total property and equipment, net	99,369	53,315
Goodwill and other acquired intangibles:
Goodwill	15,588	15,588
Other acquired intangibles, net of accumulated amortization of $3,211 in 2007 and $2,019 in 2006	18,925	10,731
Total goodwill and other acquired intangibles	34,513	26,319
Other assets	1,438	5,817
Total assets	$215,964	$213,014

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable	$9,689	$7,949
Accrued expenses	10,780	11,144
Current portion of debt and capital lease obligations	859	40
Total current liabilities	21,328	19,133

Debt and capital lease obligations, less current portion	983	796
Other long-term liabilities	3,370	1,271
Deferred income taxes	7,457	6,587

Shareholders' equity:
Preferred stock	--	--
Common stock, $0.01 par value:
Authorized shares - 50,000,000
Issued and outstanding shares - 29,483,257 in 2007 and 30,372,082 in 2006	295	304
Additional paid-in capital	1,896	--
Retained earnings	180,635	184,923
Total shareholders' equity	182,826	185,227
Total liabilities and shareholders' equity	$215,964	$213,014

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Operating revenue:
Forward Air
Airport-to-airport	$75,671	$77,220	$227,128	$223,118
Logistics	11,785	8,236	30,650	21,964
Other	5,220	4,985	15,399	14,468
Forward Air Solutions
Pool distribution	5,070	--	5,070	--
Total operating revenue	97,746	90,441	278,247	259,550

Operating expenses:
Purchased transportation
Forward Air
Airport-to-airport	29,779	30,794	90,049	86,214
Logistics	9,255	5,949	23,551	15,726
Other	1,530	1,196	4,303	3,568
Forward Air Solutions
Pool distribution	720	--	720	--
Total purchased transportation	41,284	37,939	118,623	105,508
Salaries, wages and employee benefits	22,026	18,385	61,004	55,508
Operating leases	4,474	3,750	12,091	10,619
Depreciation and amortization	2,855	2,083	7,729	6,534
Insurance and claims	1,649	1,556	5,251	4,747
Other operating expenses	8,554	6,940	22,492	20,123
Total operating expenses	80,842	70,653	227,190	203,039
Income from operations	16,904	19,788	51,057	56,511

Other income (expense):
Interest expense	(55)	(17)	(136)	(58)
Other, net	304	793	1,525	2,314
Total other income	249	776	1,389	2,256
Income before income taxes	17,153	20,564	52,446	58,767
Income taxes	6,400	7,839	19,925	22,013
Net income	$10,753	$12,725	$32,521	$36,754

Net income per share:
Basic	$0.36	$0.41	$1.09	$1.18
Diluted	$0.36	$0.41	$1.08	$1.16
Dividends	$0.07	$0.07	$0.21	$0.21
Weighted average shares outstanding:
Basic	29,472	30,863	29,868	31,247
Diluted	29,866	31,235	30,229	31,704

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Cash Flows
(Unaudited, in thousands)

	Nine Months Ended
	September 30,	September 30,
	2007	2006
Operating activities:
Net income	$32,521	$36,754
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,729	6,534
Share-based compensation	2,429	923
Gain on sale of property and equipment	(215)	(143)
Provision for (recovery) loss on receivables	(23)	134
Provision for revenue adjustments	1,801	1,571
Deferred income taxes	1,212	66
Tax benefit of stock options exercised	(362)	(1,549)
Changes in operating assets and liabilities, net of acquired assets and liabilities:
Accounts receivable	(6,727)	(9,153)
Prepaid expenses and other current assets	3,913	51
Accounts payable and accrued expenses	1,478	2,985
Net cash provided by operating activities	43,756	38,173

Investing activities:
Proceeds from disposal of property and equipment	327	3,275
Purchases of property and equipment	(44,613)	(9,914)
Deposits in escrow for construction of facilities	--	(4,793)
Acquisition of business, net of cash acquired	(12,983)	--
Proceeds from sales or maturities of available-for-sale securities	133,310	193,905
Purchases of available-for-sale securities	(82,260)	(175,705)
Other	(881)	42
Net cash (used in) provided by investing activities	(7,100)	6,810

Financing activities:
Payments of debt and capital lease obligations	(207)	(28)
Payments on line of credit	--	(1,504)
Proceeds from exercise of stock options	881	4,231
Payments of cash dividends	(6,293)	(6,548)
Common stock issued under employee stock purchase plan	138	115
Repurchase of common stock	(31,220)	(38,774)
Cash settlement of share-based awards for minimum tax withholdings	(242)	--
Tax benefit of stock options exercised	362	1,549
Net cash used in financing activities	(36,581)	(40,959)
Net increase in cash	75	4,024
Cash at beginning of period	8,231	332
Cash at end of period	$8,306	$4,356

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands, except share and per share data)
September 30, 2007

1.	Basis of Presentation

The Company’s services can be broadly classified into two principal businesses:  Forward Air, Inc. (Forward Air) and Forward Air Solutions, Inc. (FASL).  Through the Forward Air business the Company is a leading provider of time-definite transportation and related logistic services to the North American deferred air freight market and its activities can be broadly classified into three categories of services.  Forward Air’s airport-to-airport service operates a comprehensive national network for the time-definite surface transportation of deferred air freight.  The airport-to-airport service offers customers local pick-up and delivery and scheduled surface transportation of cargo as a cost effective, reliable alternative to air transportation.  The Company’s logistics service provides expedited truckload brokerage and dedicated fleet services.  The Company’s other services include shipment consolidation and deconsolidation, warehousing, customs brokerage, and other handling.  Forward Air primarily provides its transportation services through a network of terminals located at or near airports in the United States and Canada.

FASL was formed in July 2007 in conjunction with the Company’s acquisition of certain asset and liabilities of USA Carriers, Inc (USAC).  FASL provides pool distribution services throughout the Southeast, Midwest and Southwest of the continental United States.  Pool distribution involves the consolidation and shipment of several smaller less than truckload shipments to a common area or region.  Once at the regional destination, the consolidated loads are then deconsolidated and delivered to their unique destinations.

In connection with the USAC acquisition, the Company reorganized its management reporting structure along these lines of business. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), the Company has evaluated the segment reporting requirements and determined that it now has two reporting segments.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the consolidated financial statements and notes thereto included in the Forward Air Corporation Annual Report on Form 10-K for the year ended December 31, 2006.

Further, revenues and associated purchased transportation by service line have been disclosed on the face of the Condensed Consolidated Statements of Income and reclassifications have been made to prior year revenue and purchased transportation to conform with the 2007 presentation.

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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements

2.	Recent Accounting Pronouncements (continued):

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

Comprehensive income includes any changes in the equity of the Company from transactions and other events and circumstances from non-owner sources. Comprehensive income for the three and nine months ended September 30, 2007 was $10,753 and $32,521 respectively. Comprehensive income for the three and nine months ended September 30, 2006 was $12,725 and $36,754, respectively. In each case, comprehensive income approximated net income.

4.	Share-Based Payments

The Company accounts for share-based payments using SFAS No. 123 (Revised 2004), Share-Based Payment (“SFAS 123R”), and elected the modified prospective transition method on January 1, 2006. SFAS 123R requires share-based payments to employees, including grants of stock options, non-vested shares of common stock and purchases under employee stock purchase plans, to be recognized in the Company’s statements of income based on their fair values.  On December 31, 2005, the Company’s Board of Directors accelerated the vesting of all outstanding and unvested stock options awarded to employees, officers and non-employee directors under the Company’s stock option award plans. The primary purpose of the accelerated vesting of these options was to eliminate future compensation expense that the Company would otherwise have recognized in its statement of income with respect to these unvested options upon the adoption of SFAS 123R. As a result of the acceleration of the vesting of the Company’s outstanding and unvested options in 2005, there was no additional compensation expense recognized during the three and nine months ended September 30, 2007 and 2006 related to options granted prior to January 1, 2006.

Employee Activity

The Company’s general practice has been to make a single annual grant to key employees and to generally make other grants only in connection with new employment or promotions.  During 2006, the Company issued non-vested shares of common stock (“non-vested shares”) to key employees as the form of share-based awards. However, in 2007 the Company elected to issue stock options to key employees, as the Company believes stock options more closely link long-term compensation with the long-term goals of the Company. Stock options issued during the three and nine months ended September 30, 2007 expire seven years from the grant date and vest ratably over a three-year period. The share-based compensation for these stock options will be recognized, net of estimated forfeitures, ratably over the requisite service period, or vesting period. Based on the Company’s historical experience, forfeitures have been estimated. The Company used the Black-Scholes option-pricing model to estimate the grant-date fair value of options granted during the three and nine months ended September 30, 2007.  The weighted-average fair values of options granted during the three and nine months ended September 30, 2007 were $11.53 and $11.20, respectively, and were estimated using the following weighted-average assumptions:

	September 30, 2007
	Three Months Ended	Nine Months Ended
Expected dividend yield	0.8%	0.8%
Expected stock price volatility	37.0%	37.0%
Weighted average risk-free interest rate	4.3%	4.7%
Expected life of options (years)	4.5	4.5

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements

4.	Share-Based Payments (continued):

Share-based compensation expense for options granted during the three and nine months ended September 30, 2007 was $448 and $1,170, respectively, and was recognized in salaries, wages and employee benefits. The total tax benefit related to the share-based expense for these options was $170 and $445 for the three and nine months ended September 30, 2007, respectively. Total compensation cost, net of estimated forfeitures, related to the options not yet recognized in earnings was $4,326 at September 30, 2007. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures. The following tables summarize the Company’s employee stock option activity and related information for the three and nine months ended September 30, 2007:

	Three months ended September 30, 2007
	Options (000)	Weighted-Average Exercise Price	Aggregate Intrinsic Value (000)	Weighted-Average Remaining Contractual Term
Outstanding at June 30, 2007	1,999	$26
Granted	22	35
Exercised	(44)	20
Forfeited	--	--
Outstanding at September 30, 2007	1,977	$26	$14,139	6.3
Exercisable at September 30, 2007	1,414	$23	$13,533	6.2

	Nine months ended September 30, 2007
	Options (000)	Weighted-Average Exercise Price	Aggregate Intrinsic Value (000)	Weighted-Average Remaining Contractual Term
Outstanding at December 31, 2006	1,475	$23
Granted	572	32
Exercised	(59)	20
Forfeited	(11)	30
Outstanding at September 30, 2007	1,977	$26	$14,139	6.3
Exercisable at September 30, 2007	1,414	$23	$13,533	6.2

Share-based compensation expense of $321 and $918 for non-vested shares granted to employees during 2006 was recognized in salaries, wages and employee benefits during the three and nine months ended September 30, 2007, respectively. The total tax benefit related to this share-based expense was $122 and $349 for the three and nine months ended September 30, 2007, respectively. Share-based compensation expense of $306 and $843 for non-vested shares granted to employees during 2006 was recognized in salaries, wages and employee benefits during the three and nine months ended September 30, 2006, respectively. The total tax benefit related to this share-based expense was $117 and $316 for the three and nine months ended September 30, 2006, respectively.  Total compensation cost, net of estimated forfeitures, related to the non-vested shares not yet recognized in earnings was $1,762 at September 30, 2007. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements

4.	Share-Based Payments (continued):

Under the 2005 Employee Stock Purchase Plan (the “ESPP”), which has been approved by shareholders, the Company is authorized to issue up to a remaining 474,030 shares of common stock to employees of the Company. These shares may be issued at a price equal to 90% of the lesser of the market value on the first day or the last day of each six-month purchase period. Common stock purchases are paid for through periodic payroll deductions and/or up to two large lump sum contributions. For the nine months ended September 30, 2007, participants under the plan purchased 5,049 shares at an average price of $27.32 per share. For the nine months ended September 30, 2006, participants under the plan purchased 3,529 shares at an average price of $32.58 per share. The weighted-average fair value of each purchase right under the ESPP granted for the nine months ended September 30, 2007, which is equal to the discount from the market value of the common stock at the end of each six month purchase period, was $6.78 per share.  The weighted-average fair value of each purchase right under the ESPP granted for the nine months ended September 30, 2006, was $8.15 per share. Share-based compensation expense of $34 and $29 was recognized in salaries, wages and employee benefits, during the nine months ended September 30, 2007 and 2006, respectively. The total tax benefit related to the share-based expense was $13 and $11 for the nine months ended September 30, 2007 and 2006, respectively.

Non-Employee Director Activity

On May 22, 2007, the Company’s shareholders approved the Company’s Amended and Restated Non-Employee Director Stock Plan (the “Amended Plan”).  The Amended Plan is designed to better enable the Company to attract and retain well-qualified persons for service as directors of the Company.  Under the Amended Plan, on the first business day after each Annual Meeting of Shareholders, each non-employee director will automatically be granted an award (the “Annual Grant”), in such form and size as the Board determines from year to year.  Unless otherwise determined by the Board, Annual Grants will become vested and nonforfeitable one year after the date of grant so long as the non-employee director’s service with the Company does not earlier terminate.  Each director may elect to defer receipt of the shares under a non-vested share award until the director terminates service on the Board of Directors.  If a director elects to defer receipt, the Company will issue deferred stock units to the director, which do not represent actual ownership in shares and the director will not have voting rights or other incidents of ownership until the shares are issued.  However, the Company will credit the director with dividend equivalent payments in the form of additional deferred stock units for each cash dividend payment made by the Company.  After approval of the Amended Plan, 14,268 non-vested shares and 4,756 deferred stock units were issued to the Company’s non-employee directors with a weighted-average fair value of $33.64.  The share-based compensation for these awards are recognized, net of estimated forfeitures, ratably over the requisite service period, or vesting period, of one year.  Share-based compensation expense related to the Amended Plan of $137 and $183 was recognized in salaries, wages and employee benefits during the three and nine months ended September 30, 2007, respectively.  The total tax benefit related to the share-based expense was $52 and $70 for the three and nine months ended September 30, 2007. Total compensation cost, net of estimated forfeitures, related to the non-vested shares and deferred stock units not yet recognized in earnings was $366 at September 30, 2007.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

During the three and nine months ended September 30, 2007 share-based compensation expense of $39 and $121, respectively, was recognized in salaries, wages and employee benefits for non-vested shares granted to non-employees directors since May 2006 under the Company’s 2006 Non-Employee Director Stock Plan (the “2006 Plan”). The total tax benefit related to this share-based expense was $15 and $46 for the three and nine months ended September 30, 2007, respectively. During the three and nine months ended September 30, 2006 share-based compensation expense of $35 and $47, respectively, was recognized in salaries, wages and employee benefits for non-vested shares granted to non-employee directors under the 2006 Plan. The total tax benefit related to this share-based expense was $13 and $18 for the three and nine months ended September 30, 2006, respectively. Total compensation cost, net of estimated forfeitures, related to these non-vested shares granted to non-employee directors not yet recognized in earnings was $261 at September 30, 2007. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

In addition to the above activity, each May from 1995 to 2005 options were granted to the non-employee directors of the Company.  The options have terms of ten years and are fully exercisable. At September 30, 2007, 111,875 options were outstanding and will expire between July 2010 and May 2015.  At September 30, 2007, the total aggregate intrinsic value of these options was $1,206 and the weighted-average exercise price and remaining contractual term were $22 and 5.9 years, respectively.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements

4.	Share-Based Payments (continued)

Dividends

Dividends paid on non-vested shares that are subsequently forfeited prior to vesting are required by SFAS 123R to be recorded to expense instead of as a direct reduction to retained earnings. SFAS 123R requires dividend forfeitures to be estimated. Estimated dividend forfeitures recorded to share-based compensation during the three and nine months ended September 30, 2007 were $1 and $3, respectively. Estimated dividend forfeitures recorded to share-based compensation during the three and nine months ended September 30, 2006 were $2 and $4.

5.	Net Income Per Share

The following table sets forth the computation of basic and diluted income per share (in thousands, except per share data):

	Three months ended		Nine months ended
	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006
Numerator:
Numerator for basic and diluted net income per share - net income	$10,753	$12,725	$32,521	$36,754
Denominator:
Denominator for basic net income per share - weighted- average shares	29,472	30,863	29,868	31,247
Effect of dilutive stock options and non-vested shares	394	372	361	457
Denominator for diluted net income per share - adjusted weighted-average shares	29,866	31,235	30,229	31,704
Basic net income per share	$0.36	$0.41	$1.09	$1.18
Diluted net income per share	$0.36	$0.41	$1.08	$1.16

For the three months ended September 30, 2007 and 2006, the number of options and non-vested shares that could potentially dilute net income per share in the future, but that were not included in the computation of net income per diluted share because to do so would have been anti-dilutive for the periods presented, were approximately 134,697 and 129,100, respectively.  For the nine months ended September 30, 2007 and 2006 the number of options and non-vested shares that could potentially dilute net income per share in the future, but that were not included in the computation of net income per diluted share because to do so would have been anti-dilutive for the periods presented, were approximately 147,441 and 6,994, respectively.

6.	Property

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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements

7.	Income Taxes

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

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. At January 1, 2007, the Company had accrued $181 and $196 for the potential payment of interest and penalties, respectively.  During the three and nine months ended September 30, 2007, the company accrued an additional $25 and $73, respectively, for potential interest and penalties. Also, the Company accrued $42 and $118 of income tax expense for uncertain tax positions taken during the three and nine months ended September 30, 2007, respectively.

For the three and nine months ended September 30, 2007 and 2006, the effective income tax rates varied from the statutory federal income tax rate of 35.0%, primarily as a result of the effect of state income taxes, net of the federal benefit and permanent differences between book and tax net income.

8.	Shareholders' Equity

During the nine months ended September 30, 2007, three regular quarterly dividend payments of $0.07 per share were declared on common stock outstanding on August 30, 2007, May 25, 2007 and March 15, 2007. The quarterly dividends were paid on September 14, 2007, June 8, 2007 and March 30, 2007. During the nine months ended September 30, 2006, three regular quarterly dividend payments of $0.07 per share were declared on common stock outstanding on August 25, 2006, May 26, 2006 and March 17, 2006. The quarterly dividends were paid on September 8, 2006, June 9, 2006 and March 31, 2006. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

On November 17, 2005, the Company announced that its Board of Directors approved a stock repurchase program for up to three million shares of common stock (the “2005 Repurchase Plan”). In addition, on July 31, 2007, the Company’s Board of Directors approved an additional stock repurchase program for up to two million shares of the Company’s common stock. For the nine months ended September 30, 2007, the Company repurchased 979,500 shares of common stock under the 2005 Repurchase Plan for $31,220 or $31.87 per share.  For the three and nine months ended September 30, 2006, the Company repurchased 1,041,649 and 1,202,695 shares of common stock, respectively, under the 2005 Repurchase Plan for $33,003 or $31.68 per share and $38,774 or $32.24 per share, respectively. As of September 30, 2007, 2,633,827 shares remain that may be repurchased under the Board of Director approved repurchase plans.

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

10.	Acquisition

On July 30, 2007, the Company acquired certain assets and liabilities of USAC. The purchased assets and liabilities and the results of operations of USAC have been included in the consolidated financial statements since July 30, 2007.  USAC was a well-established transportation service provider with 11 facilities that specialized in pool distribution services throughout the Southeast, Midwest and Southwest of the continental United States.  Pool distribution involves the consolidation and shipment of several smaller less than truckload shipments to a common area or region.  Once at the regional destination, the consolidated loads are then deconsolidated and delivered to their unique destinations.  The acquisition provides the opportunity for the Company to introduce new services to new and existing customers and to drive efficiencies in existing businesses.

The aggregate purchase price was $12,983, paid with the Company’s available cash.  Under the purchase agreement, $1,250 of the purchase price was paid into an escrow account to protect the Company against potential unknown liabilities.  The acquisition has been accounted for using the purchase method in accordance with SFAS No. 141, Business Combinations.  Accordingly, the total purchase price has been allocated to the assets acquired and liabilities assumed based on preliminary estimated fair values at acquisition.  The Company will adjust the purchase price as required to reflect the final valuation.

At
July 30,
2007
Current assets	$2,260
Property and equipment	3,425
Intangible assets	8,705
Other noncurrent assets	215
Total assets acquired	14,605

Current liabilities	408
Debt	1,214
Total liabilities assumed	1,622

Net assets acquired	$12,983

Of the $8,705 in acquired intangible assets, $8,505 and $200 were preliminarily assigned to customer lists and non-compete agreements, respectively. The customer lists and non-compete agreements are being amortized on a straight-line basis over 10 years.  No pro forma disclosures have been included in these financial statements as USAC was immaterial to the consolidated financial statements taken as a whole.

11.	Segment Reporting

The Company’s services can be broadly classified into two principal businesses:  Forward Air and FASL.  Through Forward Air, the Company is a leading provider of time-definite transportation and related logistic services to the North American deferred air freight market.  FASL was created in July 2007 in conjunction with the Company’s USAC acquisition.  FASL provides pool distribution services throughout the Southeast, Midwest and Southwest of the continental United States.

In connection with the third quarter acquisition of certain assets and liabilities of USAC, the Company reorganized its management reporting structure along these lines of business. In accordance with SFAS 131, the Company has evaluated the segment reporting requirements and determined that it now has two reporting segments.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements

11.	Segment Reporting (continued):

The following table summarizes information about net income and segment assets used by the chief operating decision maker of the Company in making decisions regarding allocation of assets and resources as of and for the three and nine months ended September 30, 2007.   No segment information has been presented for the three and nine months ended September 30, 2006 as FASL did not exist until July 30, 2007 and all 2006 data would have been solely related to Forward Air.

	Three months ending September 30, 2007
	Forward Air	FASL	Eliminations	Consolidated

External revenues	$92,676	$5,070	$--	$97,746
Intersegment revenues	9	--	(9)	--
Depreciation and amortization	2,594	261	--	2,855
Stock-based compensation expense	943	3	--	946
Interest expense	40	15	--	55
Interest income	299	2	--	301
Income tax expense	6,220	180	--	6,400
Net income	10,475	278	--	10,753
Total assets	213,342	15,615	(12,993)	215,964
Capital expenditures	5,705	373	--	6,078

	Nine months ending September 30, 2007
	Forward Air	FASL	Eliminations	Consolidated

External revenues	$273,177	$5,070	$--	$278,247
Intersegment revenues	9	--	(9)	--
Depreciation and amortization	7,468	261	--	7,729
Stock-based compensation expense	2,426	3	--	2,429
Interest expense	121	15	--	136
Interest income	1,523	2	--	1,525
Income tax expense	19,745	180	--	19,925
Net income	32,243	278	--	32,521
Total assets	213,342	15,615	(12,993)	215,964
Capital expenditures	44,240	373	--	44,613

12.	Subsequent Event

On October 10, 2007, the Company entered into a $100 million senior credit facility. This new facility has a term of five years and includes an accordion feature, which allows for an additional $50 million in borrowings on such terms and conditions as set forth in the Credit Agreement. The facility will replace the Company's existing $20 million line of credit. The Company entered into this new, larger credit facility in order to fund potential acquisitions, the repurchase of its common stock, and for financing other general business purposes.

On October 30, 2007 the Company’s Board of Directors declared a dividend payment for $0.07 per share on common stock outstanding on November 30, 2007.  The dividend will be paid on December 14, 2007.

On October 30, 2007 the Company entered into a new employment agreement with the Chief Executive Officer and Chairman of the Board.  The agreement expires on December 31, 2010, but will automatically extend for additional one year terms unless either party provides written notice of non-renewal no less than six months prior to the expiration of the then-pending term.

In addition, during October 2007, the Company repurchased 845,000 shares of common stock under Board of Director approved repurchase plans for $23,914 or $28.30 per share.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Executive Summary

Through our Forward Air segment, we are a leading provider of time-definite surface transportation and related logistics services to the North American deferred air freight market. We offer our customers local pick-up and delivery (Forward Air Complete™) and scheduled surface transportation of cargo as a cost-effective, reliable alternative to air transportation. We transport cargo that must be delivered at a specific time, but is less time-sensitive than traditional air freight. This type of cargo is frequently referred to in the transportation industry as deferred air freight. We operate through a network of 81 terminals located on or near airports in the United States and Canada, including a central sorting facility in Columbus, Ohio and nine regional hubs serving key markets.  We also offer our customers an array of logistic and other services including: expedited truckload brokerage (TLX); dedicated fleets; warehousing; customs brokerage; and shipment consolidation, deconsolidation and handling.

On July 30, 2007, we acquired certain assets and liabilities of USAC for approximately $13.0 million.  The purchased assets and liabilities and the results of operation of USAC have been included in our consolidated financial statements since July 30, 2007.  USAC was a well-established transportation service provider with 11 facilities that specialized in pool distribution services throughout the Southeast, Midwest and Southwest of the continental United States.  Pool distribution involves the consolidation and shipment of several smaller less than truckload shipments to a common area or region.  Once at the regional destination, the consolidated loads are then deconsolidated and delivered to their unique destinations.  The acquisition provides the opportunity for us to introduce new services to new and existing customers and to drive efficiencies in existing businesses.

Our operations, particularly our network of hubs and terminals, represent substantial fixed costs. Consequently, our continued growth depends in significant part on our ability to increase the amount and revenue per pound of the freight shipped through our network and to grow complimentary lines of businesses, such as pool distribution and TLX, that will allow us to maintain revenue growth in challenging shipping environments. In addition, a key factor to success is our ability to efficiently manage our purchased transportation costs through efficient use of our owner-operator fleet and more expensive third-party transportation providers.

Trends and Developments

During the three months ended September 30, 2007 our logistics business continued to experience significant growth while revenues for our airport-to-airport service decreased for the third quarter over prior year due to the continued challenging market conditions. We are continuing our efforts to grow our business through additional products so as to ensure revenue growth in any market conditions. Through our strategic initiative “Completing the Model” we continue to develop and implement complementary services to the airport-to-airport network, such as pick-up and delivery, truckload brokerage, value-added handling and airline road feeder services.  Most significantly on July 30, 2007 through our newly formed subsidiary, Forward Air Solutions Inc. (FASL), we acquired certain asset and liabilities of USAC.  Through this acquisition we now provide pool distribution services throughout the Southeast, Midwest and Southwest of the continental United States.  Pool distribution involves the consolidation and shipment of several smaller less than truckload shipments to a common area or region.  Once at a regional destination, the consolidated loads are then deconsolidated and delivered to their unique destinations.  The acquisition provides us the opportunity to provide an additional service to existing and new customers and an important operating platform that will enable further expansion of the Forward Air Complete™ pick-up and delivery product, TLX truckload brokerage and value-added handling components of the “Completing the Model” strategic initiative.

Also, during the three months ended September 30, 2007, we continued to experience decreases in our operating income in total dollars and as a percentage of operating revenue mainly driven by increased purchased transportation costs. The increased purchased transportation costs were primarily the product of changes in our business mix due to the implementation of the “Completing the Model” strategic initiatives and the weakness in our airport-to-airport business.

In February 2007, we purchased land in Dallas/Fort Worth, Texas for the construction of a new regional hub. We also completed our purchase of a new terminal near Chicago, Illinois and a new regional hub in Atlanta, Georgia during March and June 2007, respectively. With these facilities we believe we will have room to grow our business in key gateway cities and to offer additional services such as value-added handling.

Segments

Effective July 30, 2007 in conjunction with FASL’s acquisition of certain assets and liabilities of USAC, we restructured our organization into two segments: Forward Air and FASL.  As the creation of the second segment was the result of our July 2007 acquisition, no reclassification of prior year financial information was necessary.

Our Forward Air segment includes our pre-existing airport-to-airport and TLX services as well as our other accessorial related services such as warehousing; customs brokerage; and shipment consolidation, deconsolidation and handling services.

Our FASL segment includes our pool distribution business and the related assets and liabilities purchased from USAC.

Reclassifications

Effective January 1, 2007 we reclassified certain 2006 revenue components of the Forward Air segment between our three product lines to be consistent with current year classifications. Primarily, we reclassified Forward Air Complete revenue from other revenue to airport-to-airport revenue as management views Forward Air Complete as an extension of our airport-to-airport network. Also, portions of the 2006 fuel surcharge were reclassified between airport-to-airport and logistics revenue to be consistent with current year presentation.

Results of Operations

The following table sets forth our historical financial data for operating revenue; purchased transportation; salaries, wages and employee benefits; operating leases; depreciation and amortization; insurance and claims; other operating expenses; and income from operations for the three months ended September 30, 2007 and 2006 (in millions):

		Percent of		Percent of
	2007	Revenue	2006	Revenue
Operating Revenue
Forward Air	$92.7	94.8%	$90.4	100.0%
FASL	5.1	5.2	--	--
Total	97.8	100.0	90.4	100.0

Purchased transportation
Forward Air	40.6	43.8	37.9	41.9
FASL	0.7	13.7	--	--
Total	41.3	42.2	37.9	41.9

Salaries, wages and employee benefits
Forward air	19.7	21.3	18.4	20.4
FASL	2.3	45.1	--	--
Total	22.0	22.5	18.4	20.4

Operating leases
Forward air	4.1	4.4	3.8	4.2
FASL	0.4	7.8	--	--
Total	4.5	4.6	3.8	4.2

Depreciation and amortization
Forward air	2.6	2.8	2.1	2.3
FASL	0.3	5.9	--	--
Total	2.9	3.0	2.1	2.3

Insurance and claims
Forward air	1.5	1.6	1.6	1.8
FASL	0.1	2.0	--	--
Total	1.6	1.6	1.6	1.8

Other operating expenses
Forward air	7.7	8.3	6.9	7.6
FASL	0.9	17.6	--	--
Total	8.6	8.8	6.9	7.6

Income from operations
Forward air	16.5	17.8	19.7	21.8
FASL	0.4	7.8	--	--
Total	$16.9	17.3%	$19.7	21.8%

The following table shows the components of the Forward Air segment’s revenue and purchased transportation for the three months ended September 30, 2007 and 2006:

		Percent of		Percent of
Forward Air revenue	2007	Revenue	2006	Revenue
Airport-to-airport	$75.7	81.7%	$77.2	85.4%
Logistics	11.8	12.7	8.2	9.1
Other	5.2	5.6	5.0	5.5
Total	92.7	100.0	90.4	100.0

Forward Air purchased transportation
Airport-to-airport	29.8	39.4	30.8	39.9
Logistics	9.3	78.8	5.9	72.0
Other	1.5	28.8	1.2	24.0
Total	$40.6	43.8%	$37.9	41.9%

Three Months Ended September 30, 2007 compared to Three Months Ended September 30, 2006:

Revenues

Operating revenue increased by $7.4 million, or 8.2%, to $97.8 million in the third quarter of 2007 from $90.4 million in the same period of 2006.

Forward Air

Forward Air operating revenue increased $2.3 million, or 2.5%, to $92.7 million from $90.4 million, accounting for 94.8% of consolidated operating revenue.  Airport-to-airport revenue, which is the largest component of our consolidated operating revenue, decreased $1.5 million, or 1.9%, to $75.7 million from $77.2 million, accounting for 81.7% of the segment’s operating revenue during the three months ended September 30, 2007 compared to 85.4% for the three months ended September 30, 2006. The decrease in airport-to-airport revenue was driven by a decline in tonnage and minor decline in revenue per pound. Our airport-to-airport business is priced on a per pound basis and the average revenue per pound, including the impact of fuel surcharges, decreased 0.3% for the three months ended September 30, 2007 versus the three months ended September 30, 2006. Tonnage that transited our network decreased by approximately 1.8% in the three months ended September 30, 2007 compared with the three months ended September 30, 2006. We believe the decrease in tonnage is primarily the result of the continuing slowdown in shipping demand resulting from the weak shipping environment. Average revenue per pound decreased as a result of increased pricing pressure during third quarter of 2007 resulting from the weak shipping environment. Decreases in revenue per pound, resulting from the weak shipping environment, were mostly offset by rate increases implemented in March 2007.

Logistics revenue, which is primarily truckload brokerage and priced on a per mile basis, increased $3.6 million, or 43.9%, to $11.8 million in the third quarter of 2007 from $8.2 million in the same period of 2006.  The increase in logistics revenue is mainly the result of our increased efforts as part of our “Completing the Model” strategic initiative to grow this product. We are placing emphasis on capturing a larger percentage of truckload opportunities and correspondingly increasing our access to sufficient truckload capacity through the use of third-party transportation providers. During the three months ended September 30, 2007, we increased the number of miles driven to support our logistics revenue by 69.0%.  The average revenue per mile of our logistics product, including the impact of fuel surcharges, decreased 15.3% for the three months ended September 30, 2007 versus the three months ended September 30, 2006. The decrease in our revenue per mile is largely due to the weak shipping environment and the change in our business mix resulting from our efforts to capture additional truckload opportunities as well as utilizing truckload opportunities to cost effectively position our owner-operators within our airport-to-airport network.

Other revenue, which includes warehousing services and terminal handling and accounts for the final component of Forward Air operating revenue, increased $0.2 million to $5.2 million, a 4.0% increase from $5.0 million for the same period in 2006.  The increase was primarily due to increased handling and storage revenue due to new services offered through our newly expanded facilities.

FASL

FASL operating revenue of $5.1 million represents revenue earned through our new pool distribution service acquired with the USAC acquisition on July 30, 2007.

Purchased Transportation

Purchased transportation increased by $3.4 million, or 9.0%, to $41.3 million in the third quarter of 2007 from $37.9 million in the same period of 2006.  As a percentage of total operating revenue, purchased transportation was 42.2% during the three months ended September 30, 2007 compared to 41.9% for the same period in 2006.

Forward Air

Forward Air purchased transportation increased by $2.7 million, or 7.1%, to $40.6 million for the three months ended September 30, 2007 from $37.9 million for the three months ended September 30, 2006. The increase in purchased transportation is primarily attributable to an increase of approximately 6.5% in miles in addition to a 0.4% increase in the total cost per mile for the third quarter of 2007 versus the same period in 2006. As a percentage of segment operating revenue, Forward Air purchased transportation was 43.8% during the three months ended September 30, 2007 compared to 41.9% for the same period in 2006.

Purchased transportation costs for our airport-to-airport network decreased $1.0 million, or 3.2%, to $29.8 million for the three months ended September 30, 2007 from $30.8 million for the three months ended September 30, 2006. For the three months ended September 30, 2007, purchased transportation costs for our airport-to-airport network decreased to 39.4% of airport-to-airport revenue from 39.9% for the same period in 2006. The improvement in airport-to-airport purchased transportation costs is a result of efforts to consolidate the number of loads carried which in turn reduced the number of miles driven to support the airport-to-airport network by approximately 3.5%.  The reduction in miles was slightly offset by a 0.2% increase in our cost per mile for the airport-to-airport network.  The increase in cost per mile is attributable to increased customer utilization of Forward Air Complete, offset by savings obtained from increased utilization of our owner operator fleet instead of third party transportation providers, whose rate per mile is generally more costly than that of our network of owner operators.

Purchased transportation costs related to our logistics revenue increased $3.4 million, or 57.6%, to $9.3 million for the three months ended September 30, 2007 from $5.9 million for the three months ended September 30, 2006. For the three months ended September 30, 2007, logistics’ purchased transportation costs represented 78.8% of logistics revenue versus 72.0% for the three months ended September 30, 2006. The increase in logistics purchased transportation costs as a percentage of revenue resulted from lower revenue per mile as discussed above partially offset by a decrease in our cost per mile. Logistics cost per mile decreased due to increased capacity resulting in improved purchasing power from third party transportation providers.

Purchased transportation costs related to our other revenue increased $0.3 million, or 25.0%, to $1.5 million for the three months ended September 30, 2007 from $1.2 million for the three months ended September 30, 2006. Other purchased transportation costs as a percentage of other revenue increased to 28.8% of other revenue for the three months ended September 30, 2007 from 24.0% for the same period in 2006.   The increase in other purchased transportation is attributable to increased third party transportation services associated with new value added handling services.

FASL

FASL purchased transportation of $0.7 million represents costs associated with payment of drivers, both networked owner operators and third party transportation providers, for the transportation services provided to FASL. FASL purchased transportation was 13.7% of the segment’s operating revenue.

Salaries, Wages, and Benefits

Salaries, wages and employee benefits increased by $3.6 million, or 19.6%, to $22.0 million in the third quarter of 2007 from $18.4 million in the same period of 2006.  As a percentage of total operating revenue, salaries, wages and employee benefits was 22.5% during the three months ended September 30, 2007 compared to 20.4% for the same period in 2006.

Forward Air

Salaries, wages and employee benefits were 21.3% of Forward Air operating revenue in the third quarter of 2007 compared to 20.4% for the same period of 2006. The increase in salaries, wages and employee benefits as a percentage of revenue was attributable to increased costs for share-based compensation, group health care, and workers compensation claims offset by decreased employee incentives. Group health care costs and workers’ compensation claims costs increased $0.3 million, or 15.1%, and increased 0.3% as a percentage of Forward Air operating revenue, due to increased high dollar claims incurred during the third quarter of 2007 compared to the same period of 2006. Also, there was a $0.6 million, or 0.6% as a percentage of Forward Air operating revenue, increase in share-based compensation due to the issuance of stock options and non-vested shares of common stock to key members of management and non-employee directors during 2007. Additionally, salaries, wages and benefits increased 0.3% as a percentage of revenue, due to increased staffing as a result of our “Complete the Model” initiatives.  These increases were offset by employee incentives, which decreased by $0.3 million, or 68.1%, and declined 0.3% as a percentage of Forward Air revenue due to shortfalls from our quarterly performance goals reducing bonuses earned from the same period in 2006.

FASL

FASL salary, wages and employee benefits of $2.3 million represents costs associated with payment of employees, mainly company drivers and employees located at our terminals since our USAC acquisition on July 30, 2007.  FASL salary, wages and employee benefits were 45.1% of the segment’s operating revenue.

Operating Leases

Operating leases increased by $0.7 million, or 18.4%, to $4.5 million in the third quarter of 2007 from $3.8 million in the same period of 2006.  Operating leases, the largest component of which is facility rent, were 4.6% of consolidated operating revenue for the three months ended September 30, 2007 compared with 4.2% in the same period of 2006.

Forward Air

Operating leases were 4.4% of Forward Air operating revenue for the three months ended September 30, 2007 compared with 4.2% in the same period of 2006.  The increase in operating leases in total dollars and as a percentage of operating revenue between periods was attributable to higher rent costs associated with the expansion of certain facilities, offset by decreases in leases due to the opening of company-owned facilities.

FASL

FASL operating leases of $0.4 million represents facility rent for FASL’s 11 facilities since our USAC acquisition on July 30, 2007.  FASL does not currently own any of its facilities.  FASL operating leases were 7.8% of the segment’s operating revenue.

Depreciation and Amortization

Depreciation and amortization increased $0.8 million, or 38.1%, to $2.9 million in the third quarter of 2007 from $2.1 million in the same period of 2006.  Depreciation and amortization was 3.0% of consolidated operating revenue for the three months ended September 30, 2007 compared with 2.3% in the same period of 2006.

Forward Air

Depreciation and amortization expense as a percentage of Forward Air operating revenue was 2.8% in the third quarter of 2007 compared to 2.3% in the same period of 2006. The increase in depreciation and amortization expense is due to increased depreciation related to our expanded national hub in Columbus, Ohio, our new terminals and regional hubs in Chicago Illinois and Atlanta, Georgia, the implementation of our Terminal Automation Program (“TAP”) during the fourth quarter of 2006, and new tractors and trailers purchased during the third quarter of 2007 and the latter portion of 2006.

FASL

FASL depreciation and amortization of $0.3 million represents $0.1 million of depreciation on acquired equipment and $0.2 million of amortization on acquired intangible assets since our USAC acquisition on July 30, 2007.  FASL depreciation and amortization expenses as a percentage of the segment’s operating revenue was 5.9%

Insurance and Claims

Insurance and claims expense was $1.6 million in the third quarter of 2007 and 2006.  Insurance and claims were 1.6% of consolidated operating revenue in the third quarter of 2007 compared with 1.8% in the same period of 2006.

Forward Air

Insurance and claims were 1.6% of Forward Air operating revenue in the third quarter of 2007 compared to 1.8% for the same period of 2006.  The $0.1 million, or 6.3% decrease in insurance and claims for the third quarter of 2007 compared to third quarter of 2006 is attributable to decreased vehicle claims and associated legal fees offset by increased insurance premiums.

FASL

FASL insurance and claims of $0.1 million represents the cost of insurance premiums and accrued cargo claims since our USAC acquisition on July 30, 2007.  FASL insurance and claims were 2.0% of the segment’s operating revenue.

Other Operating Expenses

Other operating expenses increased $1.7 million, or 24.6%, to $8.6 million in the third quarter of 2007 from $6.9 million in the same period of 2006.  Other operating expenses were 8.8% of consolidated operating revenue for the three months ended September 30, 2007 compared with 7.6% in the same period of 2006.

Forward Air

Other operating expenses were 8.3% of Forward Air operating revenue in the third quarter of 2007 compared to 7.6% in the same period of 2006. The 0.7% increase in other operating expenses as a percentage of Forward Air operating revenue was primarily attributable to taxes, utilities and permits associated with new or expanded facilities, specialized training for key employees, and additional sales and marketing efforts due to the weak freight environment.

FASL

FASL other operating expenses of $0.9 million represent costs such as routine vehicle maintenance, utilities for our facilities, and miscellaneous office and administrative expenses since our USAC acquisition on July 30, 2007.  FASL other operating expenses were 17.6% of the segment’s operating revenue.

Income from operations

Income from operations decreased by $2.8 million, or 14.2%, to $16.9 million for the third quarter of 2007 compared with $19.7 million for the same period in 2006.  Income from operations were 17.3% of consolidated operating revenue for the three months ended September 30, 2007 compared with 21.8% in the same period of 2006.

Forward Air

Income from operations decreased by $3.2 million or 16.2%, to $16.5 million for the second quarter of 2007 compared with $19.7 million for the same period in 2006.  Income from operations decreased as a percentage of Forward Air operating revenue to 17.8% for the three months ended September 30, 2007 from 21.8% for the same period in 2006.  The decrease in income from operations was primarily a result of the change in our business mix resulting from the decline in revenue from the airport-to-airport service and increase in revenue from less profitable services such as our truckload service.

FASL

FASL income from operations since our USAC acquisition on July 30, 2007 was $0.4 million, or 7.8% of FASL operating revenue.

Interest Expense

Interest expense for the three months ended September 30, 2007 and 2006 was less than $0.1 million.  For the third quarter of 2007, interest expense included interest on our capital lease for the core hub facility in Columbus, Ohio, plus interest on equipment notes assumed with the USAC acquisition.

Other Income, net

Other income, net was $0.3 million, or 0.3% of consolidated operating revenue, in the third quarter of 2007 compared with $0.8 million, or 0.9%, for the same period in 2006. The decrease in other income was attributable to lower interest income due to decreased average investment balances as a result of cash used for stock repurchases during the first half of 2007, the purchase of real property for regional hubs and terminals, and the USAC acquisition.

Provision for Income Taxes

The combined federal and state effective tax rate for the third quarter of 2007 was 37.3% compared to a rate of 38.1% for the same period in 2006. The decrease in the effective tax rate was the result of us determining during the third quarter of 2007 that we were eligible to receive federal tax credits as an alternative fuel user.

Net Income

As a result of the foregoing factors, net income decreased by $1.9 million, or 15.0%, to $10.8 million for the third quarter of 2007 compared to $12.7 million for the same period in 2006.

The following table sets forth our historical financial data for operating revenue; purchased transportation; salaries, wages and employee benefits; operating leases; depreciation and amortization; insurance and claims; other operating expenses; and income from operations for the nine months ended September 30, 2007 and 2006 (in millions):

		Percent of		Percent of
	2007	Revenue	2006	Revenue
Operating Revenue
Forward Air	$273.2	98.2%	$259.5	100.0%
FASL	5.1	1.8	--	--
Total	278.3	100.0	259.5	100.0

Purchased transportation
Forward Air	117.9	43.2	105.5	40.7
FASL	0.7	13.7	--	--
Total	118.6	42.6	105.5	40.7

Salaries, wages and employee benefits
Forward air	58.7	21.5	55.5	21.4
FASL	2.3	45.1	--	--
Total	61.0	21.9	55.5	21.4

Operating leases
Forward air	11.7	4.3	10.6	4.1
FASL	0.4	7.8	--	--
Total	12.1	4.3	10.6	4.1

Depreciation and amortization
Forward air	7.4	2.7	6.5	2.5
FASL	0.3	5.9	--	--
Total	7.7	2.8	6.5	2.5

Insurance and claims
Forward air	5.2	1.9	4.8	1.8
FASL	0.1	2.0	--	--
Total	5.3	1.9	4.8	1.8

Other operating expenses
Forward air	21.6	7.9	20.1	7.7
FASL	0.9	17.6	--	--
Total	22.5	8.1	20.1	7.7

Income from operations
Forward air	50.7	18.6	56.5	21.8
FASL	0.4	7.8	--	--
Total	$51.1	18.4%	$56.5	21.8%

The following table shows the components of the Forward Air segment’s revenue and purchased transportation for the three months ended September 30, 2007 and 2006:

		Percent of		Percent of
Forward Air revenue	2007	Revenue	2006	Revenue
Airport-to-airport	$227.1	83.2%	$223.1	86.0%
Logistics	30.7	11.2	21.9	8.4
Other	15.4	5.6	14.5	5.6
Total	273.2	100.0	259.5	100.0

Forward Air purchased transportation
Airport-to-airport	90.0	39.6	86.2	38.6
Logistics	23.6	76.9	15.7	71.7
Other	4.3	27.9	3.6	24.8
Total	$117.9	43.2%	$105.5	40.7%

Nine Months Ended September 30, 2007 compared to Nine Months Ended September 30, 2006:

Revenues

Operating revenue increased by $18.8 million, or 7.2%, to $278.3 million for the nine months ended September 30, 2007 from $259.5 million in the same period of 2006.

Forward Air

Forward Air operating revenue increased $13.7 million, or 5.3%, to $273.2 million from $259.5 million, accounting for 98.2% of consolidated operating revenue.  Airport-to-airport revenue, which is the largest component of our consolidated operating revenue, increased $4.0 million, or 1.8%, to $227.1 million from $223.1 million, accounting for 83.2% of Forward Air’s operating revenue during the nine months ended September 30, 2007 compared to 86.0% for the nine months ended September 30, 2006. The increase in airport-to-airport revenue was driven by an increase in tonnage and an increase in our rate per pound. Our airport-to-airport business is priced on a per pound basis and the average revenue per pound, including the impact of fuel surcharges, increased 1.5% for the nine months ended September 30, 2007 versus the nine months ended September 30, 2006. Tonnage that transited our network increased by approximately 0.3% in the nine months ended September 30, 2007 compared with the nine months ended September 30, 2006. The tonnage increase was driven by new airport-to-airport business generated by Forward Air Complete, our new pick-up and delivery product introduced during the second half of 2006 offset by a weak shipping environment. The weak environment is evidenced by our 2.2% decline in average weight per shipment, despite a 2.6% increase in total shipments. The increase in average revenue per pound substantially resulted from increased customer utilization of Forward Air Complete.

Logistics revenue, which is primarily truckload brokerage and priced on a per mile basis, increased $8.8 million, or 40.2%, to $30.7 million for the nine months ended September 30, 2007 from $21.9 million in the same period of 2006.  The increase in logistics revenue is mainly the result of our “Completing the Model” strategic initiative to grow this product. We are placing emphasis on capturing a larger percentage of truckload opportunities and correspondingly increasing our access to sufficient truckload capacity through the use of third-party transportation providers. During the nine months ended September 30, 2007, we increased the number of miles driven to support our logistics revenue by 66.2%.  The average revenue per mile of our logistics product, including the impact of fuel surcharges, decreased 16.0% for the nine months ended September 30, 2007 versus the nine months ended September 30, 2006. The decrease in our revenue per mile is largely due to the weak shipping environment and the change in our business mix resulting from our efforts to capture additional truckload opportunities as well as utilizing truckload opportunities to cost effectively position our owner-operators within our airport-to-airport network.

Other revenue, which includes warehousing services and terminal handling and accounts for the final component of Forward Air operating revenue, increased $0.9 million to $15.4 million, a 6.2% increase from $14.5 million for the same period in 2006.  The increase was primarily due to increased handling and storage revenue due to new services offered through our newly expanded facilities.

FASL

FASL operating revenue of $5.1 million represents revenue earned through our new pool distribution service acquired with the USAC acquisition on July 30, 2007.

Purchased Transportation

Purchased transportation increased by $13.1 million, or 12.4%, to $118.6 million for the nine months ended September 30, 2007 from $105.5 million in the same period of 2006.  As a percentage of consolidated operating revenue, purchased transportation was 42.6% during the nine months ended September 30, 2007 compared to 40.7% for the same period in 2006.

Forward Air

Forward Air purchased transportation increased by $12.4 million, or 11.8%, to $117.9 million for the nine months ended September 30, 2007 from $105.5 million for the nine months ended September 30, 2006. As a percentage of Forward Air  operating revenue, purchased transportation was 43.2% during the nine months ended September 30, 2007 compared to 40.7% for the same period in 2006.

Purchased transportation costs for our airport-to-airport network increased $3.8 million, or 4.4%, to $90.0 million for the nine months ended September 30, 2007 from $86.2 million for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, purchased transportation costs for our airport-to-airport network increased to 39.6% of airport-to-airport revenue from 38.6% for the same period in 2006. A 3.2% increase in miles driven for the airport-to-airport network accounted for $2.8 million of this increase in purchased transportation. The increase in airport-to-airport miles was due to changes in our shipping patterns during the first half of 2007 as a result of changes in our business mix, such as increased shipments from our west coast terminals. In addition, the increasing number of shipments and decreasing average weight per shipment, discussed above, resulted in airport-to-airport inefficiencies which ultimately increased the number of miles driven. Approximately $1.0 million of the increase in airport-to-airport purchased transportation is attributable to a 1.2% increase in cost per mile.  The increase in the cost per mile is the result of increased customer utilization of Forward Air Complete, which was introduced during the second half of 2006.

Purchased transportation costs related to our logistics revenue increased $7.9 million, or 50.3%, to $23.6 million for the nine months ended September 30, 2007 from $15.7 million for the nine months ended September 30, 2006. For the nine months ended September 30, 2007, logistics’ purchased transportation costs represented 76.9% of logistics revenue versus 71.7% for the nine months ended September 30, 2006. The increase in logistics purchased transportation costs as a percentage of revenue resulted from lower revenue per mile as discussed above partially offset by a decrease in our cost per mile. Logistics cost per mile decreased due to increased capacity resulting in improved purchasing power from third party transportation providers.

Purchased transportation costs related to our other revenue increased $0.7 million, or 19.4%, to $4.3 million for the nine months ended September 30, 2007 from $3.6 million for the nine months ended September 30, 2006. Other purchased transportation costs as a percentage of other revenue increased to 27.9% of other revenue for the nine months ended September 30, 2007 from 24.8% for the same period in 2006.   The increase in other purchased transportation is attributable to increased third party transportation services associated with new value added handling services.

FASL

FASL purchased transportation of $0.7 million represents costs associated with payment of drivers, both networked owner operators and third party transportation providers, for the transportation services provided to FASL.  FASL purchased transportation was 13.7% of the segment’s operating revenue.

Salaries, Wages, and Benefits

Salaries, wages and employee benefits increased by $5.5 million, or 9.9%, to $61.0 million for the nine months ended September 30, 2007 from $55.5 million in the same period of 2006.  As a percentage of total operating revenue, salaries, wages and employee benefits was 21.9% during the nine months ended September 30, 2007 compared to 21.4% for the same period in 2006.

Forward Air

Salaries, wages and employee benefits were 21.5% of Forward Air operating revenue for the nine months ended September 30, 2007 compared to 21.4% for the same period of 2006. The increase in salaries, wages and employee benefits as a percentage of revenue was attributable to increased costs for share-based compensation and workers compensation claims offset by decreased employee incentives.  Share-based compensation increased $1.5 million, or 0.5% as a percentage of Forward Air operating revenue, due to the issuance of stock options and non-vested shares of common stock to key members of management and non-employee directors during 2007.  In addition, workers’ compensation expense increased $0.5 million, or 0.2% as a percentage of Forward Air operating revenue, primarily due to a $0.7 million adjustment recorded during the nine months ended September 30, 2007 that resulted from an actuarial analysis of our reserves for workers’ compensation claims. The workers’ compensation actuarial adjustment was offset by lower current claims in 2007 compared to 2006. These increases were offset by a $1.5 million, or 0.6% as a percentage of Forward Air operating revenue, decrease in employee incentives due to shortfalls from our quarterly performance goals reducing bonuses earned from the same period in 2006.

FASL

FASL salary, wages and employee benefits of $2.3 million represents costs associated with payment of employees, mainly company drivers and employees located at our terminals since our USAC acquisition on July 30, 2007.  FASL salary, wages and employee benefits were 45.1% of the segment’s operating revenue.

Operating Leases

Operating leases increased by $1.5 million, or 14.2%, to $12.1 million for the nine months ended September 30, 2007 from $10.6 million in the same period of 2006.  Operating leases, the largest component of which is facility rent, were 4.3% of consolidated operating revenue for the nine months ended September 30, 2007 compared with 4.1% in the same period of 2006.

Forward Air

Operating leases were 4.3% of Forward Air operating revenue for the nine months ended September 30, 2007 compared with 4.1% in the same period of 2006.  The increase in operating leases in total dollars and as a percentage of operating revenue between periods was attributable to higher rent costs associated with the expansion of certain facilities, offset by decreases in facility rent due to the opening of company-owned facilities.
0

FASL

FASL operating leases of $0.4 million represents facility rent for FASL’s 11 facilities since our USAC acquisition on July 30, 2007.  FASL does not currently own any of its facilities.  FASL operating leases were 7.8% of the segment’s operating revenue.

Depreciation and Amortization

Depreciation and amortization increased $1.2 million, or 18.5%, to $7.7 million for the nine months ended September 30, 2007 from $6.5 million in the same period of 2006.  Depreciation and amortization was 2.8% of consolidated operating revenue for the nine months ended September 30, 2007 compared with 2.5% in the same period of 2006.

Forward Air

Depreciation and amortization expense as a percentage of Forward Air operating revenue was 2.7% for the nine months ended September 30, 2007 compared to 2.5% in the same period of 2006. The increase in depreciation and amortization expense is due to increased depreciation related to our expanded national hub in Columbus, Ohio, our new terminals and regional hubs in Chicago Illinois and Atlanta, Georgia, the implementation of TAP during the fourth quarter of 2006, and new tractors and trailers purchased during 2007 and the latter portion of 2006.

FASL

FASL depreciation and amortization of $0.3 million represents $0.1 million of depreciation on acquired equipment and $0.2 million of amortization on acquired intangible assets since our USAC acquisition on July 30, 2007.  FASL depreciation and amortization expense as a percentage of the segment’s operating revenue was 5.9%.

Insurance and Claims

Insurance and claims expense increased $0.5 million, or 10.4%, to $5.3 million for the nine months ended September 30, 2007 from $4.8 million for the same period in 2006.  Insurance and claims were 1.9% of consolidated operating revenue during the nine months ended September 30, 2007 compared with 1.8% in the same period of 2006.

Forward Air

Insurance and claims were 1.9% of Forward Air operating revenue during the nine months ended September 30, 2007 compared to 1.8% for the same period of 2006.  The $0.4 million, or 8.3% increase in insurance and claims is primarily the result of increased claims and the associated legal fees.

FASL

FASL insurance and claims of $0.1 million represents the cost of insurance premiums and accrued cargo claims since our USAC acquisition on July 30, 2007.  FASL insurance and claims were 2.0% of the segment’s operating revenue.

Other Operating Expenses

Other operating expenses increased $2.4 million, or 11.9%, to $22.5 million during the nine months ended September 30, 2007 from $20.1 million in the same period of 2006.  Other operating expenses were 8.1% of consolidated operating revenue for the nine months ended September 30, 2007 compared with 7.7% in the same period of 2006.

Forward Air

Other operating expenses were 7.9% of Forward Air operating revenue for the nine months end September 30, 2007 compared to 7.7% in the same period of 2006. The 0.2% increase in other operating expenses as a percentage of operating revenue was primarily attributable to taxes, utilities and permits associated with new or expanded facilities, specialized training for key employees, and additional sales and marketing efforts due to the weak freight environment.

FASL

FASL other operating expenses of $0.9 million represent costs such as routine vehicle maintenance, utilities for our facilities, and miscellaneous office and administrative expenses since our USAC acquisition on July 30, 2007.  FASL other operating expenses were 17.6% of the segment’s operating revenue.

Income from operations

Income from operations decreased by $5.4 million, or 9.6%, to $51.1 million for the nine months ended September 30, 2007 compared with $56.5 million for the same period in 2006.  Income from operations were 18.4% of consolidated operating revenue for the nine months ended September 30, 2007 compared with 21.8% in the same period of 2006.

Forward Air

Income from operations decreased by $5.8 million, or 10.3%, to $50.7 million for the nine months ended September 30, 2007 compared with $56.5 million for the same period in 2006.  Income from operations decreased as a percentage of Forward Air operating revenue to 18.6% for the nine months ended September 30, 2007 from 21.8% for the same period in 2006.  The decrease in income from operations was primarily a result of the change in our business mix resulting from declining revenue from the airport-to-airport service as a percentage of total revenue and increased revenue from less profitable services such as our truckload service.

FASL

FASL income from operations since our USAC acquisition on July 30, 2007 was $0.4 million, or 7.8% of FASL revenue.

Interest Expense

Interest expense for the nine months ended September 30, 2007 and 2006 was approximately $0.1 million.  For the nine months ended September 30, 2007 interest expense included interest on our capital lease for the core hub facility in Columbus, Ohio, plus interest on equipment notes assumed with the USAC acquisition.

Other Income, net

Other income, net was $1.5 million, or 0.5% of operating revenue, for the nine months ended September 30, 2007 compared with $2.3 million, or 0.9% as a percentage of operating revenue, for the same period in 2006. The decrease in other income was attributable to lower interest income due to decreased average investment balances as a result of cash used for stock repurchases, purchases of real property for regional hubs and terminals, and the USAC acquisition during the nine months ended September 30, 2007.

Provision for Income Taxes

The combined federal and state effective tax rate for the nine months ended September 30, 2007 was 38.0% compared to a rate of 37.5% for the same period in 2006. Our effective federal and state rate increased to provide for uncertain tax positions as required by Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109), (“FIN 48”) and for the decrease in tax-exempt interest income during 2007 due to increased capital expenditures and stock repurchases.

Net Income

As a result of the foregoing factors, net income decreased by $4.3 million, or 11.7%, to $32.5 million for the nine months ended September 30, 2007 compared to $36.8 million for the same period in 2006.

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital purchases, with cash flows from operations and borrowings under our bank lines of credit. Net cash provided by operating activities totaled approximately $43.8 million for the nine months ended September 30, 2007 compared to approximately $38.2 million in the same period of 2006.  Cash provided by operating activities increased $5.6 million despite a year over year decrease in net income.  For cash provided by operating activities, the $4.3 million decrease in net income was partially offset by a $2.7 million increase in non-cash expenses such as depreciation and amortization and share-based compensation.  Further offsetting the decrease in net income were reduced federal and state estimated tax payments and increased collection on our accounts receivable.

Net cash used in investing activities was $7.1 million for the nine months ended September 30, 2007 compared with $6.8 million provided by investing activities in the same period of 2006. Investing activities during the nine months ended September 30, 2007 consisted primarily of the purchases of our new Chicago, Illinois and Atlanta, Georgia facilities, the acquisition of certain assets and liabilities of USAC and the purchase of land near Dallas/Fort Worth, Texas. Offsetting the investing cash used for these real property purchases were sales or maturities of our available-for-sale securities. Proceeds from the sales or maturities of our available-for-sale securities during the nine months ended September 30, 2007 were also used to fund stock repurchases as further outlined below in our discussion of cash used for financing activities.

Net cash used in financing activities totaled approximately $36.6 million for the nine months ended September 30, 2007 compared with approximately $41.0 million used in financing activities for the same period of 2006. The decrease in cash used in financing activities was primarily attributable to a $7.6 million decrease in cash used for the repurchase of our common stock net of a $3.4 million decrease in proceeds from the exercise of stock options.

For the remainder of 2007, we expect net capital expenditures for operating equipment and management information systems to be approximately $1.0 to $2.0 million. Separate from these capital expenditures, we continue to execute our plan to purchase or build new terminals and regional hubs in key gateway cities. During the nine months ended September 30, 2007, we completed our purchase of new facilities near Chicago, Illinois and Atlanta, Georgia for $22.3 million and $14.9 million, respectively. Deposits of $3.3 million and $1.5 million paid during 2006 were applied to the purchase price of the Chicago and Atlanta facilities, respectively.  In addition, during February 2007, we paid approximately $3.0 million for land near Dallas/Fort Worth, Texas on which we are planning to build a new regional hub, which we estimate will be completed in 2008.   We intend to fund the expenditures for the Dallas/Fort Worth regional hub through cash and short-term investments currently on our balance sheet, cash provided by operating activities, the sale of existing equipment and/or borrowings under our credit facility, if necessary.

On October 10, 2007 we entered into a $100.0 million senior credit facility.  The new facility has a term of five years and includes an accordion feature, which allows for an additional $50.0 million in borrowings on such terms and conditions as set forth in the credit agreement.  The facility will replace our existing $20.0 million line of credit.  We entered into this new, larger credit facility in order to fund potential acquisitions, repurchases of our common stock, and for financing other general business purposes.

Our current credit facility consists of a working capital line of credit. As long as we comply with the financial covenants and ratios, the credit facility permits us to borrow up to $20.0 million less the amount of any outstanding letters of credit. Interest rates for advances under the facility vary based on how our performance measures against covenants related to total indebtedness, cash flows, results of operations and other ratios. The facility bears interest at LIBOR plus 1.0% to 1.9% and is unsecured. The facility’s expiration is April 2008. At September 30, 2007, we had no balance outstanding under the line of credit facility and had utilized approximately $5.5 million of availability for outstanding letters of credit. We were in compliance with the financial covenants and ratios under the credit facility at September 30, 2007.

On November 17, 2005, we announced that our Board of Directors approved a stock repurchase program for up to three million shares of common stock (the “2005 Repurchase Plan”).  In addition, on July 31, 2007 our Board of Directors approved an additional stock repurchase program for up to two million shares of our common stock.   During the nine months ended September 30, 2007, we repurchased 979,500 shares of common stock under the 2005 Repurchase Plan for $31.2 million, or $31.87 per share.  During the three months ended September 30, 2006, we repurchased 1,041,649 shares of common stock under the 2005 Repurchase Plan for $33.0 million, or $31.68 per share. During the nine months ended September 30, 2006, we repurchased 1,202,695 shares of common stock under the 2005 Repurchase Plan for $38.8 million, or $32.24 per share.  As of September 30, 2007, 2,633,827 shares remain that may be repurchased under Board of Director approved repurchase plans.

During each of the nine months ended September 30, 2007 and September 30, 2006, dividends of $0.21 per share were declared on common stock outstanding. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

Management believes that our available cash, investments, expected cash generated from future operations and borrowings under our new credit facilities will be sufficient to satisfy our anticipated cash needs for at least the next twelve months.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the third quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We did not repurchase any of our common stock during the three months ended September 30, 2007.  As of September 30, 2007, 2,633,827 shares remain that may be repurchased under Board of Director approved repurchase plans.

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
3.2
Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3.2 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007)

4.1
Form of Landair Services, Inc. Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on September 27, 1993)

4.2
Form of Forward Air Corporation Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998)

4.3
Rights Agreement, dated May 18, 1999, between the registrant and SunTrust Bank, Atlanta, N.A., including the Form of Rights Certificate (Exhibit A) and the Form of Summary of Rights (Exhibit B) (incorporated herein by reference to Exhibit 4 to the registrant’s Current Report on Form 8-K filed with the Commission on May 28, 1999)

10.1
Amended and Restated Non-Employee Director Stock Plan (incorporated herein by reference to Appendix B of the registrant’s Proxy Statement, filed with the Securities and Exchange Commission on April 19, 2007 (File No. 22490))

10.2
Five-year senior, unsecured revolving credit facility (incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2007)

10.3
Employment Agreement dated October 30, 2007, between Forward Air Corporation and Bruce A. Campbell, including Attachment B, Restrictive Covenants Agreement entered into contemporaneously with and as part of the Employment Agreement (incorporated by reference to Exhibit 99.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2007)

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

Forward Air Corporation
Date: November 1, 2007	By:	/s/ Rodney L. Bell
Rodney L. Bell Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial and Accounting Officer)

EXHIBIT INDEX

No.	Exhibit
3.1	Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999)
3.2
Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3.2 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, filed with the Securities and Exchange Commission on August 2, 2007)

4.1
Form of Landair Services, Inc. Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on September 27, 1993)

4.2
Form of Forward Air Corporation Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998)

4.3
Rights Agreement, dated May 18, 1999, between the registrant and SunTrust Bank, Atlanta, N.A., including the Form of Rights Certificate (Exhibit A) and the Form of Summary of Rights (Exhibit B) (incorporated herein by reference to Exhibit 4 to the registrant’s Current Report on Form 8-K filed with the Commission on May 28, 1999)

10.1
Amended and Restated Non-Employee Director Stock Plan (incorporated herein by reference to Appendix B of the registrant’s Proxy Statement, filed with the Securities and Exchange Commission on April 19, 2007 (File No. 22490))

10.2
Five-year senior, unsecured revolving credit facility (incorporated by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2007)

10.3
Employment Agreement dated October 30, 2007, between Forward Air Corporation and Bruce A. Campbell, including Attachment B, Restrictive Covenants Agreement entered into contemporaneously with and as part of the Employment Agreement (incorporated by reference to Exhibit 99.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2007)

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