Form 10-K
FORWARD AIR CORP
filed 2008-02-27
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007
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
Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of  “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting Company☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2007 was approximately $998,430,784 based upon the $34.09 closing price of the stock as reported on The NASDAQ Stock Market LLC on that date. For purposes of this computation, all directors and executive officers of the registrant are assumed to be affiliates. This assumption is not a conclusive determination for purposes other than this calculation.

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share, as of February 21, 2008 was 28,806,022.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the 2008 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

Introductory Note

This Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (the “Form 10-K”) contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. Some forward-looking statements may be identified by use of such terms as “believes,” “anticipates,” “intends,” “plans,” “estimates,” “projects” or “expects.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The following is a list of factors, among others, that could cause actual results to differ materially from those contemplated by the forward-looking statements: economic factors such as recessions, inflation, higher interest rates and downturns in customer business cycles, our inability to maintain our historical growth rate because of a decreased volume of freight moving through our network or decreased average revenue per pound of freight moving through our network, increasing competition and pricing pressure, surplus inventories, loss of a major customer, the creditworthiness of our customers and their ability to pay for services rendered, our ability to secure terminal facilities in desirable locations at reasonable rates, the inability of our information systems to handle an increased volume of freight moving through our network, changes in fuel prices, claims for property damage, personal injuries or workers’ compensation, employment matters including rising health care costs, enforcement of and changes in governmental regulations, environmental and tax matters, the handling of hazardous materials, the availability and compensation of qualified independent owner-operators and freight handlers needed to serve our transportation needs and our inability to successfully integrate acquisitions. As a result of the foregoing, no assurance can be given as to future financial condition, cash flows or results of operations. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I

Item 1.	Business

We were formed as a corporation under the laws of the state of Tennessee on October 23, 1981. We are a leading provider of time-definite surface transportation and related logistics services to the North American deferred air freight market. Through our airport-to-airport network we offer our customers scheduled surface transportation of cargo as a cost effective, reliable alternative to air transportation. We transport cargo that must be delivered at a specific time, but is less time-sensitive than traditional air freight. This type of cargo is frequently referred to in the transportation industry as deferred air freight.  We also offer our customers an array of logistics and other services including: expedited truckload (TLX); pool distribution; dedicated fleets; local pick-up and delivery; warehousing; customs brokerage; and shipment consolidation, deconsolidation and handling.  These services are critical to our customers, that do not provide these logistics services themselves or that prefer to use one provider for all of their surface transportation needs.

We operate the airport to airport network through terminals located in 85 cities on or near airports in the United States and Canada, including a central sorting facility in Columbus, Ohio and ten regional hubs serving key markets. A typical shipment through this network consists of a pallet-load of freight, often consisting of electronics, telecommunications equipment, machine parts, trade show exhibit materials or medical equipment. During 2007, our average shipment weighed approximately 720 pounds. We utilize a flexible source of capacity made up of owner-operators and, to a lesser extent, other surface transportation providers, which results in a largely variable cost operating model with low capital requirements.

We market our airport-to-airport services primarily to air freight forwarders, integrated air cargo carriers, and passenger and cargo airlines. To serve this market, we offer customers a very high level of service with a focus on on-time, damage-free deliveries. We serve our customers by locating terminals on or near airports and maintaining regularly scheduled transportation service between major cities. We either receive shipments at our terminals or pick up shipments directly from our customers and transport them by truck (i) directly to the destination terminal; (ii) to our Columbus, Ohio central sorting facility; or (iii) to one of our ten regional hubs, where they are unloaded, sorted and reloaded. After reloading the shipments, we deliver them to the terminals nearest their destinations and then, if requested by the customer, on to a final designated site. We ship freight directly between terminals when justified by the volume of shipments. During 2007, approximately 21.0% of the freight we handled was for overnight delivery, approximately 60.7% was for delivery within two to three days and the balance was for delivery in four or more days. We generally do not market our airport-to-airport services directly to shippers (where such services might compete with our freight forwarder customers). Also, because we do not place significant size or weight restrictions on airport-to airport shipments, we generally do not compete directly with integrated air cargo carriers such as United Parcel Service, Federal Express and DHL Worldwide in the overnight delivery of small parcels. In 2007, our five largest customers accounted for approximately 21.8% of our operating revenue and no single customer accounted for more than 10.0% of our operating revenue.

Through our strategic initiative “Completing the Model” we continue to develop and implement complimentary services to the airport-to-airport network.  Other complimentary services including expedited truckload (TLX); dedicated fleets; local pick-up and delivery; warehousing; customs brokerage; and shipment consolidation, deconsolidation and handling are critical to helping meet the changing needs of our customers and for efficiently using the people and resources of our airport-to-airport network.

   In addition to these complimentary services, with the July 2007 acquisition of USA Carriers, Inc. (“USAC”) we began pool distribution services throughout the Southeast, Midwest and Southwest continental United States.  Pool distribution involves the consolidation and shipment of several smaller less-than-truckload shipments to a common area or region.  Once at the regional destination, the consolidated loads are then deconsolidated and delivered to their unique destinations.  Our primary customers for this product are regional and nationwide distributors and retailers.  We service these customers through an eleven terminal network.

Our Industry

As businesses minimize inventory levels, perform manufacturing and assembly operations in multiple locations and distribute their products through multiple channels, they have an increased need for expedited delivery services. Expedited shipments are those shipments for which the customer requires delivery the next day or within two to three days, usually by a specified time or within a specified time window. The Colography Group, Inc., an independent industry market research and consulting firm, estimates that the total U.S. expedited cargo market, including domestic air, domestic ground parcel, domestic less-than-truckload and U.S. air export will generate $107.6 billion in revenue in 2008. Also according to The Colography Group, Inc., the U.S. domestic air freight market accounts for approximately $37.5 billion, or 34.9%, of this market. Approximately 14.1%, of that market is made up of heavyweight overnight and deferred air freight, which is the portion of the market within which we primarily compete.

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

Although expedited air freight is usually transported by aircraft, freight forwarders often elect to arrange for its transportation  by truck, especially for shipments requiring deferred delivery. Generally, the cost of shipping freight, especially heavy freight, by truck is substantially less than shipping by aircraft. We believe there are several trends that are increasing demand for lower-cost truck transportation of expedited air freight. These trends include:

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

•
Concentrated Marketing Strategy. We provide our deferred air freight services mainly to air freight forwarders, integrated air cargo carriers, and passenger and cargo airlines rather than directly serving shippers. We do not place significant size or weight restrictions on shipments and, therefore, we do not compete with delivery services such as United Parcel Service, Federal Express and DHL Worldwide in the overnight small parcel market. We believe that our customers prefer to purchase their transportation services from us because, among other reasons, we generally do not market our services to their shipper customers and, therefore, do not compete directly with them for customers.

•
Superior Service Offerings. Our published deferred air freight schedule for transit times with specific cut-off and arrival times generally provides our customers with the predictability they need. In addition, our network of terminals allows us to offer our customers later cut-off times, a higher percentage of direct shipments (which reduces damage and lost time caused by additional sorting and reloading) and shorter delivery times than most of our competitors.

•
Flexible Business Model. Rather than owning and operating our own trucks, we purchase most of our transportation requirements from owner-operators or truckload carriers. This allows us to respond quickly to changing demands and opportunities in our industry and to generate higher returns on assets because of our low capital requirements.

•
Comprehensive Logistic and Other Service Offerings. We offer an array of logistic and other services including: expedited truckload (TLX), pick up and delivery (Forward Air Complete™), dedicated fleet, warehousing, customs brokerage and shipment consolidation and handling. These services are an essential part of many of our customers’ transportation needs and are not offered by many of our competitors.  We are able to provide these services utilizing our existing infrastructure and thereby are able to earn additional revenue without incurring significant additional fixed costs.

•
Pool distribution services. During 2007, in conjunction with our acquisition of USAC, we launched our pool distribution service.  This new business allows us to provide a new service offering to new and existing customers as well as provides additional opportunities for us to add density to our existing airport-to-airport network.

•
Leading Technology Platform. We are committed to using information technology to increase the volume of freight we can handle in our network, improve visibility of shipment information and reduce our operating costs. Our technology allows us to provide our customers with electronic bookings and real-time tracking and tracing of shipments while in our network, complete shipment history, proof of delivery, estimated charges and electronic bill presentment. We continue to enhance our systems to permit us and our customers to access vital information through both the Internet and electronic data interchange.  We continue to invest in information technology to the benefit of our customers and our business processes. The primary example of this development is our Terminal Automation Program (“TAP”), a wireless application for all our terminals. The system enables individual operators to perform virtually all data entry from our terminal floor locations. The system provides immediate shipment updates, resulting in increased shipment accuracy and improved data timeliness. The TAP system not only reduces operational manpower, but also improves our on-time performance. Additionally, in order to support our Forward Air Complete service offering, we developed and installed a web-based system, which coordinates activities between our customers, operations personnel and external service providers.

Growth Strategy

Our growth strategy is to take advantage of our competitive strengths in the deferred air freight market in order to increase our profits and shareholder returns. Our “Completing the Model” strategic initiative is designed to facilitate this overall strategy.  The goal of this initiative is to use our airport-to-airport network as the base for which to expand and launch new services that will allow us to grow in any economic environment.  Principal components of our “Completing the Model” strategy include efforts to:

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

•
Develop New Customers. We continue to actively market our services to potential new customers, such as international freight forwarders. We believe air freight forwarders may move away from integrated air cargo carriers because those carriers charge higher rates, and away from less-than-truckload carriers because those carriers provide less reliable service and compete for the same customers as do the air freight forwarders  In addition, we believe our comprehensive North American network and related logistics services are attractive to domestic and international airlines.  In 2006, we introduced Forward Air Complete, our pick-up and delivery service, to help attract business from new and existing customers who require pick-up and delivery for their shipments.

•
Improve Efficiency of Our Transportation Network. We constantly seek to improve the efficiency of our airport-to-airport network. Regional hubs and direct shuttles improve our efficiency by reducing the number of miles freight must be transported and reducing the number of times freight must be handled and sorted. As the volume of freight between key markets increases, we intend to continue to add direct shuttles. In 2007, we completed the purchase of two new facilities in Chicago, Illinois and Atlanta, Georgia and purchased land and began construction on a new regional terminal in Dallas/Fort Worth, Texas.  Also, in 2006 we completed the expansion of our national hub in Columbus, Ohio.  With these new and expanded facilities, we believe we will have the necessary space to grow our business in key gateway cities and to offer the additional services required by our “Completing the Model” strategy.

•
Expand Logistics and Other Services. We continue to expand our logistics and other services to increase revenue and improve utilization of our terminal facilities and labor force. Because of the timing of the arrival and departure of cargo, our facilities are underutilized during certain portions of the day, allowing us to add logistics services without significantly increasing our costs. Therefore, we have added a number of services in the past few years, such as expedited truckload services, dedicated fleet, warehousing, customs brokerage and shipment consolidation and handling services. These services directly benefit our existing customers and increase our ability to attract new customers, particularly those air freight forwarders that cannot justify providing the services directly. These services are not offered by many transportation providers with whom we compete and are attractive to customers who prefer to use one provider for all of their transportation needs.

•
Offer pool distribution services. During 2007, our newly-formed subsidiary Forward Air Solutions, Inc. acquired certain assets and liabilities of USAC.  Through this acquisition, we now provide pool distribution services.  Pool distribution involves the consolidation and shipment of several smaller less-than-truckload shipments to a common area or region.  Once at the regional destination, the consolidated loads are then deconsolidated and delivered to their unique destinations.  Pool distribution is a new service offering that we can offer to new and existing customers, which provides an important platform that will enable us to add density to our existing airport-to-airport network and further expand our Forward Air Complete, expedited truckload, and value-added handling services.

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

•
Pursue Strategic Acquisitions. We intend to continue to evaluate acquisitions that can increase our penetration of a geographic area, add new customers, increase freight volume and add new service offerings.  In addition, we expect to explore acquisitions that may enable us to offer additional services.  During 2007, we acquired certain assets and liabilities of two companies that met these criteria.  In July 2007 we acquired certain assets and liabilities of USAC which has enabled us to offer pool distribution services.  Then in December 2007 we acquired certain assets and liabilities of Black Hawk Freight Services, Inc. (“Black Hawk”) which increased the penetration of the airport-to-airport network in the Midwest. Since our inception, we have acquired certain assets and liabilities of ten businesses that met one or more of these criteria.

Operations

We operate in two reportable segments, based on differences in the services provided:  Forward Air, Inc. (Forward Air) and Forward Air Solutions, Inc. (FASI).

Through Forward Air we are a leading provider of time-definite transportation and related logistics services to the North American deferred air freight market and its activities can be broadly classified into three categories of services.  Forward Air’s airport-to-airport service operates a comprehensive national network for the time-definite surface transportation of deferred air freight.  The airport-to-airport service offers customers local pick-up and delivery and scheduled surface transportation of cargo as a cost effective, reliable alternative to air transportation.  Forward Air’s logistics service provides expedited truckload brokerage and dedicated fleet services.  Forward Air’s other services include shipment consolidation and deconsolidation, warehousing, customs brokerage, and other handling.  The Forward Air segment primarily provides its transportation services through a network of terminals located at or near airports in the United States and Canada.  Forward Air’s primary customers are air freight forwarders, integrated air cargo carriers and passenger and cargo airlines.

FASI was formed in July 2007 in conjunction with our acquisition of certain assets and liabilities of USAC.  FASI provides pool distribution services throughout the Southeast, Midwest and Southwest continental United States.  Pool distribution involves the consolidation and shipment of several smaller less-than-truckload shipments to a common area or region.  Once at the regional destination, the consolidated loads are then deconsolidated and delivered to their unique destinations.  FASI’s primary customers are national and regional retailers and distributors.

Forward Air

Airport-to-airport

We receive freight from air freight forwarders, integrated air cargo carriers and passenger and cargo airlines at our terminals, which are located on or near airports in the United States and Canada. We also pick up freight from customers at designated locations via our Forward Air Complete service. We consolidate and transport these shipments by truck through our network to our terminals nearest the ultimate destinations of the shipments. We operate regularly scheduled service to and from each of our terminals through our Columbus, Ohio central sorting facility or through one of our ten regional hubs. We also operate regularly scheduled shuttle service directly between terminals where the volume of freight warrants bypassing the Columbus, Ohio central sorting facility or a regional hub. When a shipment arrives at our terminal nearest its destination, the customer arranges for the shipment to be picked up and delivered to its final destination. Through our Forward Air Complete service, we will also deliver the freight for the customer to its final destination.

 Terminals

 Our airport-to-airport network consists of terminals located in the following 85 cities:

City	Airport Served	City	Airport Served
Albany, NY	ALB	Los Angeles, CA	LAX
Albuquerque, NM	ABQ	Louisville, KY	SDF
Atlanta, GA	ATL	Memphis, TN	MEM
Austin, TX	AUS	McAllen, TX*	MFE
Baltimore, MD	BWI	Miami, FL	MIA
Baton Rouge, LA*	BTR	Milwaukee, WI	MKE
Birmingham, AL*	BHM	Minneapolis, MN	MSP
Blountville, TN*	TRI	Mobile, AL*	MOB
Boston, MA	BOS	Moline, IA	MLI
Brownsville, TX*	BRO	Nashville, TN	BNA
Buffalo, NY	BUF	Newark, NJ	EWR
Burlington, IA	BRL	Newburgh, NY	SWF
Cedar Rapids, IA	CID	New Orleans, LA	MSY
Charleston, SC	CHS	New York, NY	JFK
Charlotte, NC	CLT	Norfolk, VA	ORF
Chicago, IL	ORD	Oklahoma City, OK	OKC
Cincinnati, OH	CVG	Omaha, NE	OMA
Cleveland, OH	CLE	Orlando, FL	MCO
Columbia, SC*	CAE	Pensacola, FL*	PNS
Columbus, OH	CMH	Philadelphia, PA	PHL
Corpus Christi, TX*	CRP	Phoenix, AZ	PHX
Dallas/Ft. Worth, TX	DFW	Pittsburgh, PA	PIT
Dayton, OH*	DAY	Portland, OR	PDX
Denver, CO	DEN	Raleigh, NC	RDU
Des Moines, IA	DSM	Richmond, VA	RIC
Detroit, MI	DTW	Rochester, NY	ROC
El Paso, TX	ELP	Sacramento, CA	SMF
Greensboro, NC	GSO	Salt Lake City, UT	SLC
Greenville, SC	GSP	San Antonio, TX	SAT
Hartford, CT	BDL	San Diego, CA	SAN
Harlingen, TX*	HRL	San Francisco, CA	SFO
Harrisburg, PA	MDT	Seattle, WA	SEA
Houston, TX	IAH	St. Louis, MO	STL
Huntsville, AL*	HSV	Syracuse, NY	SYR
Indianapolis, IN	IND	Tampa, FL	TPA
Jackson, MS*	JAN	Toledo, OH*	TOL
Jacksonville, FL	JAX	Tucson, AZ*	TUS
Kansas City, MO	MCI	Tulsa, OK	TUL
Knoxville, TN*	TYS	Washington, DC	IAD
Lafayette, LA*	LFT	Montreal, Canada*	YUL
Laredo, TX*	LRD	Ottawa, Canada*	YOW
Las Vegas, NV	LAS	Toronto, Canada	YYZ
Little Rock, AR	LIT

* Denotes an independent agent location.

 Independent agents operate 20 of our locations. These locations typically handle lower volumes of freight relative to our company-operated facilities.

Direct Service and Regional Hubs

We operate direct terminal-to-terminal services and regional overnight service between terminals where justified by freight volumes. We currently provide regional overnight service to many of the markets within our network. Direct service allows us to provide quicker scheduled service at a lower cost because it allows us to minimize out-of-route miles and eliminate the added time and cost of handling the freight at our central or regional hub sorting facilities. Direct shipments also reduce the likelihood of damage because of reduced handling and sorting of the freight. As we continue to increase volume between various terminals, we intend to add other direct services. Where warranted by sufficient volume in a region, we utilize larger terminals as regional sorting hubs, which allows us to bypass our Columbus, Ohio central sorting facility. These regional hubs improve our operating efficiency and enhance customer service. We operate regional hubs in Atlanta, Charlotte, Dallas/Ft. Worth, Kansas City, Los Angeles, New Orleans, Newburgh, Orlando and San Francisco.  In January 2008, we began operating a regional sorting center in our Chicago facility.

Shipments

The average weekly volume of freight moving through our network was approximately 32.8 million pounds per week in 2007. During 2007, our average shipment weighed approximately 720 pounds and shipment sizes ranged from small boxes weighing only a few pounds to large shipments of several thousand pounds. Although we impose no significant size or weight restrictions, we focus our marketing and price structure on shipments of 200 pounds or more. As a result, we typically do not directly compete with integrated air cargo carriers in the overnight delivery of small parcels. The table below summarizes the average weekly volume of freight moving through our network for each year since 1990.

Year	Average Weekly Volume in Pounds
(In millions)
1990	1.2
1991	1.4
1992	2.3
1993	3.8
1994	7.4
1995	8.5
1996	10.5
1997	12.4
1998	15.4
1999	19.4
2000	24.0
2001	24.3
2002	24.5
2003	25.3
2004	28.7
2005	31.2
2006	32.2
2007	32.8

Logistics and Other Services

Customers increasingly demand more than the movement of freight from their transportation providers. To meet these demands, we continually seek ways to customize our logistics services and add new services. Logistics and other services increase our profit margins by increasing our revenue without corresponding increases in our fixed costs, as airport-to-airport assets and resources are largely used to provide the logistics and other services.

Our logistics and other services allow customers to access the following services from a single source:

•	expedited truckload brokerage, or TLX;

•	dedicated fleets;

•	customs brokerage, such as assistance with U.S. Customs and Border Protection (“U.S. Customs”) procedures for both import and export shipments;

•	warehousing, dock and office space; and

•	shipment consolidation and handling, such as shipment build-up and break-down and reconsolidation of air or ocean pallets or containers.

These services are critical to many of our air freight forwarder customers that do not provide logistics services themselves or that prefer to use one provider for all of their surface transportation needs.

Revenue and purchased transportation for our TLX and dedicated fleet services are largely determined by the number of miles driven.  The table below summarizes the average miles driven per week to support our logistics services since 2003:

Average Weekly
Year	Miles (In Thousands)
2003	211
2004	259
2005	248
2006	331
2007	529

Forward Air Solutions

Pool Distribution

Pool distribution involves the consolidation and shipment of several smaller less than truckload shipments to a common area or region.  Once at the regional destination, the consolidated loads are then deconsolidated and delivered to their unique destinations.  Our pool distribution network consists of separate terminals located in the following 11 cities:

City
Albuquerque, NM
Dallas/Ft. Worth, TX
Denver, CO
Des Moines, IA
Greensboro, NC
Jacksonville, FL
Kansas City, MO
Lakeland, FL
Miami, FL
Nashville, TN
Tulsa, OK

Customers and Marketing

Our Forward Air wholesale customer base is primarily comprised of air freight forwarders, integrated air cargo carriers and passenger and cargo airlines. Our air freight forwarder customers vary in size from small, independent, single facility companies to large, international logistics companies such as SEKO Worldwide, AIT Worldwide Logistics, DHL Danzas, UPS Supply Chain Solutions and Pilot Air Freight. Because we deliver dependable service, integrated air cargo carriers such as UPS Cargo and DHL Worldwide Express use our network to provide overflow capacity and other services, including shipment of bigger packages and pallet-loaded cargo. Our passenger and cargo airline customers include British Airways, United Airlines and Virgin Atlantic.  Our FASI pool distribution customers are primarily comprised of national and regional retailers and distributors, such as The Limited, GAP and Blockbuster.

We market our services through a sales and marketing staff located in major markets of the United States. Senior management also is actively involved in sales and marketing at the national account level and supports local sales initiatives. We have a strong commitment to strategically supporting the wholesale air cargo industry and focus on air freight forwarders, integrated air cargo carriers and passenger and cargo airlines that have time-sensitive shipping needs requiring customized services. We also participate in air cargo and retail trade shows and advertise our services through direct mail programs and through the Internet via www.forwardair.com. The information contained on our website is not part of this filing.

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

We continue to enhance our TAP application and website service offerings in our continuing effort to automate and improve operations. TAP enables operation personnel to perform data entry from our terminal floor locations. This greatly reduces the need for data entry personnel and provides immediate shipment updates. The result is increased shipment accuracy and improved data timeliness. The TAP system improves our ability to provide accurate, real-time information, and results in both competitive service advantages and increased productivity throughout our network. Our Forward Air Complete website coordinates activities between our customers, operations personnel and external service providers. We believe that the TAP system, Forward Air Complete website and other technical enhancements will assist us in capitalizing on new business opportunities and could encourage customers to increase the volume of freight they send through our network.

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

As a result of efforts to expand our logistics and other services, seasonal demands and volume surges in particular markets, we also purchase transportation from other surface transportation providers to handle overflow volume. Of the $164.4 million incurred for purchased transportation during 2007, we purchased 64.8% from owner-operators and 35.2% from other surface transportation providers.

Competition

The air freight and pool distribution transportation industries are highly competitive and very fragmented. Our competitors include regional trucking companies that specialize in handling deferred air freight and national and regional less-than-truckload carriers. To a lesser extent, we compete with integrated air cargo carriers and passenger and cargo airlines. We believe competition is based on service, primarily on-time delivery, flexibility and reliability, as well as rates. We offer our services at rates that generally are significantly below the charge to transport the same shipment to the same destination by air. We believe we have an advantage over less-than-truckload carriers because we deliver faster, more reliable service between many cities.

Seasonality

Historically, our operating results have been subject to seasonal trends when measured on a quarterly basis. The first quarter has traditionally been the weakest and the third and fourth quarters have traditionally been the strongest. Typically, this pattern has been the result of factors such as climate, national holidays, customer demand and economic conditions. Additionally, a significant portion of our revenue is derived from customers whose business levels are impacted by the economy.  The impact of seasonal trends is more pronounced on our pool distribution business.  First and second quarters are traditionally the weakest; third quarter, and most acutely fourth quarter, are traditionally the strongest.

Employees

As of December 31, 2007, we had 1,709 full-time employees, 551 of whom were freight handlers. Additionally as of that date, there were 928 part-time employees, of whom the majority were freight handlers. None of our employees are covered by a collective bargaining agreement. We recognize that our workforce, including our freight handlers, is one of our most valuable assets. The recruitment, training and retention of qualified employees are essential to support our continued growth and to meet the service requirements of our customers.

Risk Management and Litigation

Under U.S. Department of Transportation (“DOT”) regulations, we are liable for property damage and personal injuries caused by owner-operators while they are operating on our behalf. We currently maintain liability insurance coverage that we believe is adequate to cover third-party claims. We have a self-insured retention of $0.5 million per occurrence for each vehicle and general liability claim. We may also be subject to claims for workers’ compensation. We maintain workers’ compensation insurance coverage that we believe is adequate to cover such claims. We have a self-insured retention of approximately $0.3 million for each such claim, except in Ohio, where we are a qualified self-insured entity with an approximately $0.4 million self-insured retention. We could incur claims in excess of our policy limits or incur claims not covered by our insurance.

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

Service Marks

Through one of our subsidiaries, we hold federal trademark registrations or applications for federal trademark registration, associated with the following service marks: Forward Air, Inc.® , North America’s Most Complete Roadfeeder Network®, Forward Air ™, Forward Air SolutionsSM, and Forward Air Complete™. These marks are of significant value to our business.

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

Under DOT regulations, we are liable for property damage and personal injuries caused by owner-operators while they are operating on our behalf. We currently maintain liability insurance coverage that we believe is adequate to cover third-party claims. We have a self-insured retention of $0.5 million per occurrence for each vehicle and general liability claim. We may also be subject to claims for workers’ compensation. We maintain workers’ compensation insurance coverage that we believe is adequate to cover such claims. We have a self-insured retention of approximately $0.3 million for each such claim, except in Ohio, where we are a qualified self-insured entity with an approximately $0.4 million self-insured retention. We could incur claims in excess of our policy limits or incur claims not covered by our insurance. Any claims beyond the limits or scope of our insurance coverage may have a material adverse effect on us. Because we do not carry “stop loss” insurance, a significant increase in the number of claims that we must cover under our self-insurance retainage could adversely affect our profitability. In addition, we may be unable to maintain insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against losses.

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

We depend on owner-operators for most of our transportation needs. In 2007, owner-operators provided 64.8% of our purchased transportation. Competition for owner-operators is intense, and sometimes there are shortages of available owner-operators. In addition, we need a large number of freight handlers to operate our business efficiently. During periods of low unemployment in the areas where our terminals are located, we may have difficulty hiring and retaining a sufficient number of freight handlers. If we have difficulty attracting and retaining enough qualified owner-operators or freight handlers, we may be forced to increase wages and benefits, which would increase our operating costs. This difficulty may also impede our ability to maintain our delivery schedules, which could make our service less competitive and force us to curtail our planned growth. If our labor costs increase, we may be unable to offset the increased labor costs by increasing rates without adversely affecting our business. As a result, our profitability may be reduced.

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

The transportation industry is subject to legislative and regulatory changes that can affect the economics of our business by requiring changes in operating practices or influencing the demand for, and the cost of providing, transportation services. Heightened security concerns may continue to result in increased regulations, including the implementation of various security measures, checkpoints or travel restrictions on trucks.

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

Our future performance depends, in significant part, upon the continued service of our senior management team. We cannot be certain that we can retain these employees. The loss of the services of one or more of these or other key personnel could have a material adverse effect on our business, operating results and financial condition. We must continue to develop and retain a core group of management personnel and address issues of succession planning if we are to realize our goal of growing our business. We cannot be certain that we will be able to do so.

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

We lease our 37,500 square foot headquarters in Greeneville, Tennessee from the Greeneville-Greene County Airport Authority. The initial lease term ended in 2006 and has two ten-year and one five-year renewal options. During 2007 we renewed the lease through 2016.

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

In June and March 2007 we completed the purchase of new facilities near Atlanta, Georgia and Chicago, Illinois for $14.9 million and $22.3 million, respectively.  The new Atlanta, Georgia facility is over 142,000 square feet with 118 trailer doors and approximately 12,000 square feet of office space.  The new Chicago, Illinois facility is over 125,000 square feet with 110 trailer doors and over 10,000 square feet of office space. In addition, in February 2007, the Company acquired for $3.0 million 36.7 acres of land near Dallas/Fort Worth, Texas on which we are currently building a new regional hub facility.  We anticipate completion of the Dallas/Fort Worth facility during late 2008.

We lease and maintain 74 additional terminals, including 11 pool distribution terminals, located at or near various airports in the United States and Canada. Lease terms are typically for three to five years. The remaining 20 terminals are agent stations operated by independent agents who handle freight for us on a commission basis.

We own the majority of trailers we use to move freight through our network. Substantially all of our trailers are 53’ long, some of which have specialized roller bed equipment required to serve air cargo industry customers. The average age of our owned trailer fleet was approximately 3.0 years at December 31, 2007.

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

During the fourth quarter of the fiscal year ended December 31, 2007, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

Executive Officers of the Registrant

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K of the Securities Act and General Instruction G(3) to Form 10-K, the following information is included in Part I of this report. The ages listed below are as of December 31, 2007.

The following are our executive officers:

Name	Age	Position
Bruce A. Campbell	56	President and Chief Executive Officer
Rodney L. Bell	45	Chief Financial Officer, Senior Vice President and Treasurer
Craig A. Drum	52	Senior Vice President, Sales
Matthew J. Jewell	41	Executive Vice President and Chief Legal Counsel
Chris C. Ruble	45	Executive Vice President, Operations

There are no family relationships between any of our executive officers. All officers hold office at the pleasure of the Board of Directors.

Bruce A. Campbell has served as a director since April 1993, as President since August 1998, as Chief Executive Officer since October 2003 and as Chairman of the Board since May 2007. Mr. Campbell was Chief Operating Officer from April 1990 until October 2003 and Executive Vice President from April 1990 until August 1998. Prior to joining us, Mr. Campbell served as Vice President of Ryder-Temperature Controlled Carriage in Nashville, Tennessee from September 1985 until December 1989. Mr. Campbell also serves as a director of Greene County Bancshares.

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

Craig A. Drum has served as Senior Vice President, Sales since July 2001 after joining us in January 2000 as Vice President, Sales for one of our subsidiaries.  In February 2001, Mr. Drum was promoted to Vice President of National Accounts. Prior to January 2000, Mr. Drum spent most of his 24-year career in air freight with Delta Air Lines, Inc., most recently as the Director of Sales and Marketing - Cargo.

Matthew J. Jewell has served as Executive Vice President and Chief Legal Counsel since January 2008. From July 2002 until January 2008, he served as Senior Vice President and General Counsel.  In October 2002, he was also appointed Secretary. From July 2002 until May 2004, Mr. Jewell was also the Senior Vice President, General Counsel and Secretary of Landair Corporation. From January 2000 until joining us in July 2002, Mr. Jewell was a partner with the law firm of Austin & Sparks, P.C. Mr. Jewell was an associate at Dennis, Corry & Porter, L.L.P. from July 1991 to December 1998 and a partner from January 1999 to January 2000.

Chris C. Ruble has served as Executive Vice President since August 2007.  From October 2001 until August 2007, he served as Senior Vice President, Operations. He was a Regional Vice President from September 1997 to October 2001 and a regional manager from February 1997 to September 1997, after starting with us as a terminal manager in January 1996. From June 1986 to August 1995, Mr. Ruble served in various management capacities at Roadway Package System, Inc.

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

2007	High	Low	Dividends
First Quarter	$35.32	$29.30	$0.07
Second Quarter	$35.78	$29.67	$0.07
Third Quarter	$41.90	$29.18	$0.07
Fourth Quarter	$34.93	$27.07	$0.07

2006	High	Low	Dividends
First Quarter	$39.49	$31.01	$0.07
Second Quarter	$41.05	$35.04	$0.07
Third Quarter	$43.67	$30.26	$0.07
Fourth Quarter	$37.58	$28.86	$0.07

There were approximately 392 shareholders of record of our Common Stock as of February 21, 2008.

Subsequent to December 31, 2007, our Board of Directors declared a cash dividend of $0.07 per share that will be paid on March 26, 2008 to shareholders of record at the close of business on March 12, 2008. We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

There are no material restrictions on our ability to declare dividends.

None of our securities were sold during fiscal year 2007 without registration under the Securities Act.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2007 with respect to shares of our Common Stock that may be issued under existing equity compensation plans, including the 1992 Amended and Restated Stock Option and Incentive Plan (the “1992 Plan”), the 1999 Stock Option and Incentive Plan (the “1999 Plan”), the Non-Employee Director Stock Option Plan (the “NED Plan”), the 2000 Non-Employee Director Award (the “2000 NED Award”), the 2005 Employee Stock Purchase Plan (the “ESPP”) and the 2006 Non-Employee Director Stock Plan (the “2006 NED Plan”).  Our shareholders have approved each of these plans.

Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)
	(a)	(b)	(c)
Equity Compensation Plans Approved by Shareholders	2,463,172	$26.53	1,498,714
Equity Compensation Plans Not Approved by Shareholders	--	--	--
Total	2,463,172	$26.53	1,498,714

(a)	Includes 57,005 shares of Common Stock issuable upon the exercise of options under the 1992 Plan. The 1992 Plan expired November 12, 2002. No additional options may be granted under the 1992 Plan.
(b)
Includes the weighted-average exercise price of options outstanding under the 1992 Plan. Excludes purchase rights accruing under the ESPP, which has a shareholder-approved reserve of 500,000 shares. Under the ESPP, each eligible employee may purchase up to 2,000 shares of Common Stock at semi-annual intervals each year at a purchase price per share equal to 90.0% of the lower of the fair market value of the Common Stock at close of (i) the first trading day of an option period or (ii) the last trading day of an option period.

(c)	Includes shares available for future issuance under the ESPP. As of December 31, 2007, an aggregate of 469,701 shares of Common Stock were available for issuance under the ESPP.

Stock Performance Graph

The following graph compares the percentage change in the cumulative shareholder return on our Common Stock with The NASDAQ Trucking and Transportation Stocks Index and The NASDAQ Global Select Stock Market™ Index commencing on the last trading day of December 2002 and ending on the last trading day of December 2007. The graph assumes a base investment of $100 made on December 31, 2002 and the respective returns assume reinvestment of all dividends. The comparisons in this graph are required by the SEC and, therefore, are not intended to forecast or necessarily be indicative of any future return on our Common Stock.

	2002	2003	2004	2005	2006	2007
Forward Air Corporation	100	142	230	285	226	243
NASDAQ Trucking and Transportation Stocks Index	100	135	172	188	199	206
NASDAQ Stock Market Index	100	150	162	165	181	201

Issuer Purchases of Equity Securities

The following table provides information with respect to purchases we made of shares of our Common Stock during each month in the quarter ended December 31, 2007.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (1),(2)
October 1-31, 2007	845,000	$28.30	845,000	1,788,827
November 1-30, 2007	--	--	--	--
December 1-31, 2007	--	--	--	--
Total	845,000	$28.30	845,000	1,788,827

(1)
On November 17, 2005, we announced that our Board of Directors approved a stock repurchase program for up to 3.0 million shares of our Common Stock with a term expiring November 18, 2008.  The total eligible shares for repurchase were met during October 2007.

(2)	On July 31, 2007, we announced that our Board of Directors approved a stock repurchase program for up to 2.0 million shares of our common stock.

Item 6.                      Selected Financial Data

The following table sets forth our selected financial data. The selected financial data should be read in conjunction with our consolidated financial statements and notes thereto, included elsewhere in this report.

	Year Ended December 31
	2007	2006	2005	2004	2003
	(in thousands, except per share data)

Income State Data:
Operating revenue	$392,737	$352,758	$320,934	$282,197	$241,517
Income from operations	71,048	75,396	67,437	53,598	40,182
Operating margin (1)	18.1%	21.4%	21.0%	19.0%	16.6%
Net income	44,925	48,923	44,909	34,421	25,815
Net income per share:
Basic	$1.52	$1.57	$1.41	$1.07	$0.81
Diluted	$1.50	$1.55	$1.39	$1.05	$0.79

Cash dividends declared per common share	$0.28	$0.28	$0.24	$--	$--

Balance Sheet Data (at end of period):
Total assets	$241,884	$213,014	$212,600	$214,553	$175,087
Long-term obligations, net of current portion	31,486	796	837	867	907
Shareholders' equity	171,733	185,227	178,816	181,003	147,708

(1)	Income from operations as a percentage of operating revenue.

Item 7.                      Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Executive Summary

Through our Forward Air segment, we are a leading provider of time-definite surface transportation and related logistics services to the North American deferred air freight market. We offer our customers local pick-up and delivery (Forward Air Complete™) and scheduled surface transportation of cargo as a cost-effective, reliable alternative to air transportation. We transport cargo that must be delivered at a specific time, but is less time-sensitive than traditional air freight. This type of cargo is frequently referred to in the transportation industry as deferred air freight. We operate our Forward Air segment through a network of terminals located on or near airports in 85 cities in the United States and Canada, including a central sorting facility in Columbus, Ohio and ten regional hubs serving key markets.  We also offer our customers an array of logistics and other services including: expedited truckload brokerage (TLX); dedicated fleets; warehousing; customs brokerage; and shipment consolidation, deconsolidation and handling.

On July 30, 2007, through our newly formed subsidiary and reporting segment, Forward Air Solutions, Inc., we acquired certain assets and liabilities of USAC for approximately $12.9 million.  The purchased assets and liabilities and the results of operations of USAC have been included in our consolidated financial statements since July 30, 2007.  USAC was a well-established transportation service provider with 11 facilities that specialized in pool distribution services throughout the Southeast, Midwest and Southwest continental United States.  The acquisition provides the opportunity for us to introduce new services to new and existing customers and to drive efficiencies in existing businesses.

Our operations, particularly our network of hubs and terminals, represent substantial fixed costs. Consequently, our continued growth depends in significant part on our ability to increase the amount and revenue per pound of the freight shipped through our network and to grow other lines of businesses, such as pool distribution and TLX, that will allow us to maintain revenue growth in challenging shipping environments. In addition, a key factor to success is our ability to efficiently manage our purchased transportation costs through efficient use of our owner-operator fleet and more expensive third-party transportation providers.

Trends and Developments

During 2007 our logistics business continued to experience significant growth while revenues for our airport-to-airport service grew at a slower rate year over year due to challenging market conditions.  Through our strategic initiative “Completing the Model” we are continuing our efforts to grow our business through additional services to provide for revenue growth in any market conditions.  New services not only include complimentary services to the airport-to-airport network, such as pick-up and delivery, TLX, and value-added handling, but also include entirely new services, such as pool distribution, which provides the opportunity for us to reach out to a more diverse customer base.

We will be working to grow these additional services not only through organic development, but through strategic acquisitions.  We intend to continue to evaluate acquisitions that can increase our penetration of a geographic area, add new customers or increase freight volume. In addition, we expect to explore acquisitions that enable us to offer additional services.  For example, on December 3, 2007 we acquired certain assets and liabilities of Black Hawk Freight Services, Inc. (Black Hawk) for approximately $35.2 million to increase the penetration of our airport-to-airport network in the Midwest, Southwest and West continental United States.  Also, on July 30, 2007, we acquired certain asset and liabilities of USAC.  Through this acquisition we are now providing a new pool distribution service throughout the Southeast, Midwest and Southwest continental United States.  Additionally, the acquisition of certain assets and liabilities of USAC provides an important operating platform that will enable further expansion of the Forward Air Complete™ pick-up and delivery product, TLX and value-added handling components of the “Completing the Model” strategic initiative.  Despite providing separate benefits, both acquisitions fit into our goal of using strategic acquisitions to grow existing businesses and to expand into new lines of business.

During 2007, we experienced a decrease in our income from operations in total dollars and as a percentage of operating revenue.  The decrease in income from operations as a percentage of operating revenue was mainly driven by increases in certain fixed and indirect costs and change in our business mix, which increased purchased transportation costs as a percentage of revenue.  The decrease in income from operations in total dollars was mainly due to increases in fixed and indirect costs, such as share-based compensation, facility rent, and insurance and claims, outpacing the increase in operating revenue and gross profit.  During 2008, we expect the increases in our other revenue streams to continue to outpace the increase in our airport-to-airport revenue, resulting in lower margins.  However, we believe during 2007, the substantial majority of fixed cost increases were incurred and we expect to increase income from operations in terms of total dollars during 2008.

During 2007 we have continued to execute our plan to expand our facilities in key gateway cities.  In February 2007, we purchased land in Dallas/Fort Worth, Texas for the construction of a new regional hub. We also completed our purchase of new facilities in Chicago, Illinois and Atlanta, Georgia during March and June 2007, respectively. With these facilities we believe we will have room to grow our business in key gateway cities and to offer additional services such as value-added handling.

Segments

Effective July 30, 2007 in conjunction with FASI’s acquisition of certain assets and liabilities of USAC, we began reporting our operations as two segments: Forward Air and FASI.  As the creation of the second segment was the result of our July 2007 acquisition, no reclassification of prior year financial information was necessary.

Our Forward Air segment includes our pre-existing airport-to-airport and TLX services as well as our other accessorial related services such as warehousing; customs brokerage; and value-added handling services.

Our FASI segment includes our pool distribution business and the related assets and liabilities purchased from USAC.

Reclassifications

Effective January 1, 2007 we reclassified certain 2006 and 2005 revenue components of the Forward Air segment between our three product lines to be consistent with current year classifications. Primarily, we reclassified Forward Air Complete revenue from other revenue to airport-to-airport revenue as management views Forward Air Complete as an extension of our airport-to-airport network. Also, portions of the fuel surcharge revenue were reclassified between airport-to-airport and logistics revenue to be consistent with current year presentation.

Results of Operations

The following table sets forth our historical financial data for the years ended December 31, 2007 and 2006 (in millions):

		Percent of		Percent of
	2007	Revenue	2006	Revenue
Operating revenue
Forward Air	$376.7	95.9%	$352.7	100.0%
FASI	16.0	4.1	--	--
Total	392.7	100.0	352.7	100.0

Purchased transportation
Forward Air	162.4	43.1	146.7	41.6
FASI	2.0	12.5	--	--
Total	164.4	41.9	146.7	41.6

Salaries, wages and employee benefits
Forward Air	82.0	21.8	74.4	21.1
FASI	6.8	42.5	--	--
Total	88.8	22.6	74.4	21.1

Operating leases
Forward Air	15.8	4.2	14.5	4.1
FASI	1.0	6.3	--	--
Total	16.8	4.3	14.5	4.1

Depreciation and amortization
Forward Air	10.4	2.8	8.9	2.5
FASI	0.5	3.1	--	--
Total	10.9	2.8	8.9	2.5

Insurance and claims
Forward Air	7.2	1.9	6.0	1.7
FASI	0.5	3.1	--	--
Total	7.7	1.9	6.0	1.7

Other operating expenses
Forward Air	30.3	8.0	26.8	7.6
FASI	2.8	17.5	--	--
Total	33.1	8.4	26.8	7.6

Income from operations
Forward Air	68.6	18.2	75.4	21.4
FASI	2.4	15.0	--	--
Total	$71.0	18.1%	$75.4	21.4%

The following table presents the components of the Forward Air segment’s operating revenue and purchased transportation for the years ended December 31, 2007 and 2006 (in millions):

		Percent		Percent
		of		of
	2007	Revenue	2006	Revenue
Forward Air operating revenue
Airport-to-airport	$313.2	83.1%	$301.5	85.5%
Logistics	42.6	11.3	31.3	8.9
Other	20.9	5.6	19.9	5.6
Total	$376.7	100.0%	$352.7	100.0%

Forward Air purchased transportation
Airport-to-airport	$123.7	39.5%	$119.0	39.5%
Logistics	32.7	76.8	22.8	72.8
Other	6.0	28.7	4.9	24.6
Total	$162.4	43.1%	$146.7	41.6%

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues

Operating revenue increased by $40.0 million, or 11.3%, to $392.7 million in 2007 from $352.7 million in 2006.

Forward Air

Forward Air operating revenue increased $24.0 million, or 6.8%, to $376.7 million in 2007 from $352.7 million in 2006.  Forward Air revenue accounted for 95.9% and 100.0% of consolidated operating revenue during 2007 and 2006, respectively.

Airport-to-airport revenue, which is the largest component of Forward Air operating revenue, increased $11.7 million, or 3.9%, to $313.2 million in 2007 from $301.5 million in 2006.  Airport-to-airport revenue accounted for 83.1% of the segment’s operating revenue during 2007, compared to 85.5% during 2006. The increase in airport-to-airport revenue was driven by a 2.3% increase in tonnage and a 1.6% increase in revenue per pound, including the impact of fuel surcharges.  The increase in tonnage was driven by new airport-to-airport business generated by Forward Air Complete, our pick-up and delivery product introduced during the second half of 2006, our December 2007 acquisition of Black Hawk, and the positive impact of a competitor ceasing operations during the fourth quarter of 2007.  These increases were partially offset by a generally weak shipping environment.  The increase in average revenue per pound substantially resulted from increased customer utilization of Forward Air Complete, increased fuel surcharges to offset rising fuel costs, and rate increases implemented in March 2007.

Logistics revenue, which is primarily truckload brokerage and priced on a per mile basis, increased $11.3 million, or 36.1%, to $42.6 million in 2007 from $31.3 million in 2006.  The increase in logistics revenue is mainly the result of our “Completing the Model” strategic initiative to grow these services. We are placing emphasis on capturing a larger percentage of truckload opportunities and correspondingly increasing our access to sufficient truckload capacity through the use of third-party transportation providers.  During 2007, we increased the number of miles driven to support our logistics revenue by 60.5%.  The average revenue per mile of our logistics product, including the impact of fuel surcharges, decreased 15.0% for 2007 versus 2006. The decrease in our revenue per mile is largely due to the weak shipping environment and the change in our business mix resulting from our efforts to capture additional truckload opportunities as well as utilizing truckload opportunities to cost effectively position our owner-operators within our airport-to-airport network.

Other revenue, which includes warehousing services and terminal handling increased $1.0 million to $20.9 million, a 5.0% increase from $19.9 million for the same period in 2006.  The increase was primarily due to increased handling and storage revenue due to new services offered through our newly expanded facilities.

FASI

FASI operating revenue of $16.0 million represents revenue earned through our new pool distribution service acquired with the acquisition of certain assets and liabilities of USAC on July 30, 2007.  The pool distribution business is seasonal and operating revenues tend to be higher in the third and fourth quarters than the first and second quarters.  Typically, this pattern is the result of factors such as national holidays, customer demand and economic conditions. Additionally, a significant portion of FASI’s revenue is derived from customers whose business levels are impacted by the economy.

Purchased Transportation

Purchased transportation increased by $17.7 million, or 12.1%, to $164.4 million in 2007 from $146.7 million in 2006.  As a percentage of consolidated operating revenue, purchased transportation was 41.9% during 2007 compared to 41.6% for 2006.

Forward Air

Forward Air purchased transportation increased by $15.7 million, or 10.7%, to $162.4 million for 2007 from $146.7 million for 2006. As a percentage of Forward Air operating revenue, purchased transportation was 43.1% during 2007 compared to 41.6% for 2006.

Purchased transportation costs for Forward Air’s airport-to-airport network increased $4.7 million, or 3.9%, to $123.7 million for 2007 from $119.0 million for 2006. During 2007 and 2006, airport-to-airport purchased transportation costs as a percentage of airport-to-airport revenue was 39.5%.  A 3.1% increase in miles driven for the airport-to-airport network accounted for $3.7 million of the increase in airport-to-airport purchased transportation. The increase in airport-to-airport miles was due to changes in Forward Air’s shipping patterns during the first half of 2007 as a result of changes in business mix, such as increased shipments from our west coast terminals.  Approximately $1.0 million of the increase in airport-to-airport purchased transportation is attributable to a 0.8% increase in cost per mile.  The increase in the cost per mile is the result of increased customer utilization of Forward Air Complete, which was introduced during the second half of 2006.

Purchased transportation costs related to Forward Air’s logistics revenue increased $9.9 million, or 43.4%, to $32.7 million for 2007 from $22.8 million for 2006. For 2007, logistics’ purchased transportation costs represented 76.8% of logistics revenue versus 72.8% for 2006.  During 2007, Forward Air increased the number of miles driven to support logistics revenue by 60.5%.  The increase in miles accounted for a $13.7 million increase in logistics purchased transportation.  However, the increase in logistics purchased transportation due to miles was partially offset by a $3.8 million decrease in logistics purchased transportation as a result of a 10.5% decrease in the logistics cost per mile.  Logistics cost per mile decreased due to increased capacity resulting in improved purchasing power from third party transportation providers and to a lesser extent increased use of our less costly owner operator network.  The increase in logistics purchased transportation costs as a percentage of revenue resulted from lower revenue per mile as discussed above partially offset by the decrease in our logistics cost per mile.

Purchased transportation costs related to Forward Air’s other revenue increased $1.1 million, or 22.4%, to $6.0 million for 2007 from $4.9 million for 2006. Other purchased transportation costs as a percentage of other revenue increased to 28.7% of other revenue for 2007 from 24.6% for 2006.   The increase in other purchased transportation is attributable to increased third party transportation services associated with new value added services.

FASI

FASI purchased transportation of $2.0 million represents costs associated with payment of drivers, both networked owner operators and third party transportation providers, for the transportation services provided to FASI.  FASI purchased transportation was 12.5% of the segment’s operating revenue.  Due to the nature of the services provided FASI purchased transportation is lower as a percentage of revenue than our Forward Air segment as a larger percentage of the transportation services are performed by Company-employed drivers.

Salaries, Wages, and Benefits

Salaries, wages and employee benefits increased by $14.4 million, or 19.4%, to $88.8 million for 2007 from $74.4 million in 2006.  As a percentage of total operating revenue, salaries, wages and employee benefits was 22.6% during 2007 compared to 21.1% for 2006.

Forward Air

Salaries, wages and employee benefits were 21.8% of Forward Air operating revenue for 2007 compared to 21.1% for 2006. The increase in salaries, wages and employee benefits as a percentage of revenue was attributable to increased costs for share-based compensation and workers compensation claims.  Share-based compensation increased $2.4 million, or 0.6%
as a percentage of Forward Air operating revenue, due to the issuance of stock options and non-vested shares of common stock to key members of management and non-employee directors during 2007.  In addition, workers’ compensation expense increased $0.8 million, or 0.1% as a percentage of Forward Air operating revenue, primarily due to a $0.7 million adjustment recorded in June 2007 that resulted from our actuarial analysis of our reserves for workers’ compensation claims.  The remaining increase in total dollars is attributable to increases in our workforce to keep pace with the growth of Forward Air’s business.

FASI

FASI salary, wages and employee benefits of $6.8 million represents costs associated with payment of employees, mainly Company drivers and employees located at our terminals since our acquisition of certain assets and liabilities of USAC on July 30, 2007.  FASI salary, wages and employee benefits were 42.5% of the segment’s operating revenue.  FASI salary, wages and employee benefits are higher as a percentage of operating revenue than our Forward Air segment, as a larger percentage of the transportation services are performed by Company-employed drivers.

Operating Leases

Operating leases increased by $2.3 million, or 15.9%, to $16.8 million for 2007 from $14.5 million in 2006.  Operating leases, the largest component of which is facility rent, were 4.3% of consolidated operating revenue for 2007 compared with 4.1% in 2006.

Forward Air

Operating leases were 4.2% of Forward Air operating revenue for 2007 compared with 4.1% in 2006.  The increase in operating leases in total dollars and as a percentage of operating revenue between periods was attributable to higher rent costs associated with the expansion of certain facilities, offset by decreases in facility rent due to the opening of Company-owned facilities.

FASI

FASI operating leases of $1.0 million primarily represents facility rent for FASI’s 11 facilities since our acquisition of certain assets and liabilities of USAC on July 30, 2007.  FASI does not currently own any of its facilities.  FASI operating leases were 6.3% of the segment’s operating revenue.

Depreciation and Amortization

Depreciation and amortization increased $2.0 million, or 22.5%, to $10.9 million for 2007 from $8.9 million in 2006.  Depreciation and amortization was 2.8% of consolidated operating revenue for 2007 compared with 2.5% in 2006.

Forward Air

Depreciation and amortization expense as a percentage of Forward Air operating revenue was 2.8% for 2007 compared to 2.5% in 2006. The increase in depreciation and amortization expense is due to increased depreciation related to our expanded national hub in Columbus, Ohio, our new facilities in Chicago, Illinois and Atlanta, Georgia, the implementation of TAP during the fourth quarter of 2006, new tractors and trailers purchased during 2007 and the latter portion of 2006 and one month of amortization on acquired Black Hawk intangible assets.

FASI

FASI depreciation and amortization of $0.5 million represents $0.3 million of depreciation on acquired equipment and $0.2 million of amortization on acquired intangible assets since our acquisition of certain assets and liabilities of USAC on July 30, 2007.  FASI depreciation and amortization expense as a percentage of the segment’s operating revenue was 3.1%.

Insurance and Claims

Insurance and claims expense increased $1.7 million, or 28.3%, to $7.7 million for 2007 from $6.0 million for 2006.  Insurance and claims were 1.9% of consolidated operating revenue during 2007 compared with 1.7% in 2006.

Forward Air

Insurance and claims were 1.9% of Forward Air operating revenue during 2007 compared to 1.7% for 2006.  The $1.2 million, or 20.0% increase in insurance and claims is primarily the result of increased insurance premiums, current vehicle claims and the associated legal fees.  The increased insurance premiums and claims result from our increased fleet size.

FASI

FASI insurance and claims of $0.5 million represents the cost of insurance premiums, cargo claims, and accrued vehicle claims including the effects of actuarial valuations since our acquisition of certain assets and liabilities of USAC on July 30, 2007.  FASI insurance and claims were 3.1% of the segment’s operating revenue.

Other Operating Expenses

Other operating expenses increased $6.3 million, or 23.5%, to $33.1 million during 2007 from $26.8 million in 2006.  Other operating expenses were 8.4% of consolidated operating revenue for 2007 compared with 7.6% in 2006.

Forward Air

Other operating expenses were 8.0% of Forward Air operating revenue for 2007 compared to 7.6% in 2006. The 0.4% increase in other operating expenses as a percentage of operating revenue was primarily attributable to taxes, utilities and permits associated with new or expanded facilities, facility relocation, specialized training for key employees, increased fuel costs and additional sales and marketing efforts due to the weak freight environment.

FASI

FASI other operating expenses of $2.8 million represent costs such as fuel costs for Company vehicles, routine vehicle maintenance, utilities for our facilities, and miscellaneous office and administrative expenses since our USAC acquisition on July 30, 2007.  FASI other operating expenses were 17.5% of the segment’s operating revenue.   Other operating expenses are higher as a percentage of revenue than our Forward Air segment due to the higher utilization of  Company-owned equipment.

Income from operations

Income from operations decreased by $4.4 million, or 5.8%, to $71.0 million for 2007 compared with $75.4 million in 2006.  Income from operations was 18.1% of consolidated operating revenue for 2007 compared with 21.4% in 2006.

Forward Air

    Income from operations decreased by $6.8 million, or 9.0%, to $68.6 million for 2007 compared with $75.4 million for 2006.  Income from operations decreased as a percentage of Forward Air operating revenue to 18.2% for 2007 from 21.4% for 2006.  The decrease in income from operations both in total dollars and as a percentage of operating revenue is attributable to increases in certain fixed and indirect costs, as outlined in the above discussion, outpacing the increase in operating revenue and gross profit.  The decrease in income from operations as a percentage of revenue was also a result of the change in our business mix resulting from slower growth in revenue from the airport-to-airport service as a percentage of total revenue and increased revenue from less profitable services such as truckload service and Forward Air Complete.

FASI

FASI income from operations since our acquisition of certain assets and liabilities of USAC on July 30, 2007 was $2.4 million, or 15.0% of FASI revenue.  As discussed above, we expect the pool distribution business to be highly seasonal and as a result of the timing of the USAC acquisition our 2007 results primarily include peak seasonal activity.  Consequently, we believe our 2008 income from operations as a percentage of operating revenue will be lower than experienced during 2007.

Interest Expense

Interest expense increased by $0.4 million to $0.5 million for 2007 compared with $0.1 million in 2006.  The increase in interest expense was mostly the result of $40.0 million in borrowings under our new line of credit facility primarily to fund our acquisition of Black Hawk in December 2007 and repurchases of our common stock.

Other Income, net

Other income, net was $1.8 million, or 0.4% of operating revenue, for 2007 compared with $3.2 million, or 0.9% as a percentage of operating revenue, for 2006. The decrease in other income was attributable to lower interest income due to decreased average investment balances as a result of cash used for stock repurchases, purchases of real property for new facilities, and the acquisition of certain assets and liabilities of USAC during 2007.

Provision for Income Taxes

The combined federal and state effective tax rate for 2007 was 37.9% compared to a rate of 37.7% for the same period in 2006. Our effective federal and state rate increased to provide for uncertain tax positions as required by Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109), (“FIN 48”) and for the decrease in tax-exempt interest income during 2007 due to acquisitions, increased capital expenditures and stock repurchases.  See further discussion of the impact of FIN 48 in the Impact of Recent Accounting Pronouncements section.

Net Income

As a result of the foregoing factors, net income decreased by $4.0 million, or 8.2%, to $44.9 million for 2007 compared to $48.9 million for 2006.

The following table sets forth our historical financial data for the years ended December 31, 2006 and 2005 (in millions):

		Percent of		Percent of
	2006	Revenue	2005	Revenue
Operating revenue
Forward Air	$352.7	100.0%	$320.9	100.0%
FASI	--	--	--	--
Total	352.7	100.0	320.9	100.0

Purchased transportation
Forward Air	146.7	41.6	132.9	41.4
FASI	--	--	--	--
Total	146.7	41.6	132.9	41.4

Salaries, wages and employee benefits
Forward Air	74.4	21.1	68.1	21.2
FASI	--	--	--	--
Total	74.4	21.1	68.1	21.2

Operating leases
Forward Air	14.5	4.1	13.5	4.2
FASI	--	--	--	--
Total	14.5	4.1	13.5	4.2

Depreciation and amortization
Forward Air	8.9	2.5	8.9	2.8
FASI	--	--	--	--
Total	8.9	2.5	8.9	2.8

Insurance and claims
Forward Air	6.0	1.7	5.2	1.6
FASI	--	--	--	--
Total	6.0	1.7	5.2	1.6

Other operating expenses
Forward Air	26.8	7.6	24.9	7.8
FASI	--	--	--	--
Total	26.8	7.6	24.9	7.8

Income from operations
Forward Air	75.4	21.4	67.4	21.0
FASI	--	--	--	--
Total	$75.4	21.4%	$67.4	21.0%

The following table presents the components of the Forward Air segment’s revenue and purchased transportation for the years ended December 31, 2006 and 2005 (in millions):

Forward Air operating revenue	2006	Percent of revenue	2005	Percent of revenue
Airport-to-airport	$301.5	85.5%	$277.0	86.3%
Logistics	31.3	8.9	24.2	7.6
Other	19.9	5.6	19.7	6.1
Total	$352.7	100.0%	$320.9	100.0%

Forward Air purchased transportation
Airport-to-airport	$119.0	39.5%	$110.9	40.0%
Logistics	22.8	72.8	17.1	70.7
Other	4.9	24.6	4.9	24.9
Total	$146.7	41.6%	$132.9	41.4%

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues

Operating revenue increased by $31.8 million, or 9.9%, to $352.7 million for the year ended December 31, 2006 from $320.9 million for the year ended December 31, 2005. Airport-to-airport revenue, which is the largest component of our operating revenue, increased $24.5 million, or 8.8%, to $301.5 million, accounting for 85.5% of our total operating revenue during the year ended December 31, 2006 compared to 86.3% for the year ended December 31, 2005. Airport-to-airport revenue decreased as a percentage of total operating revenue is the result of the significant growth of our logistics revenue, which is discussed below. The 8.8% increase in airport-to-airport revenue was driven by an increase in tonnage and an increase in average revenue per pound. Tonnage that transited our network increased by 2.2% in the year ended December 31, 2006 compared with the year ended December 31, 2005. The increase in tonnage is a result of positive trends among our customer base and the acquisition of certain assets of U.S. Express Enterprises, Inc. (“USX”) on May 28, 2005.  These positive trends were offset by a decline in shipping demand during the last half of 2006, as demonstrated by the 3.0% decline in our average weight per shipment, despite a 5.3% increase in total shipments. Our airport-to-airport business is priced on a per pound basis and the average revenue per pound, including the impact of fuel surcharges, increased 6.6% for the year ended December 31, 2006 versus the year ended December 31, 2005. Average revenue per pound increased primarily as a result of rate increases implemented in March 2006, the introduction of Forward Air Complete and increased fuel surcharges to offset rising fuel costs.

Our logistics revenue, which is primarily truckload brokerage and priced on a per mile basis, increased $7.1 million, or 29.3%, to $31.3 million, accounting for 8.9% of our total operating revenue during the year ended December 31, 2006 compared to 7.6% for the year ended December 31, 2005. Logistics revenue increased despite the loss of a significant customer in the second half of 2005 who accounted for approximately $1.6 million in logistics revenue during the year ended December 31, 2005. The increase in logistics revenue is primarily attributable to our ability to capture a larger percentage of truckload opportunities as a result of our increased access to sufficient capacity through third-party transportation providers. During the year ended December 31, 2006, we increased the number of miles driven to support our logistics revenue by 32.6%. The increase in miles driven is a result of our continued efforts to grow our logistics business and obtain additional customers. The average revenue per mile of our logistics business, including the impact of fuel surcharges, decreased 2.6% for the year ended December 31, 2006 versus the year ended December 31, 2005. The decrease in our revenue per mile is primarily a result of a change in the mix of business.

Other revenue, which includes warehousing services and terminal handling and accounts for our final component of operating revenue, increased $0.2 million, or 1.0% to $19.9 million for the year ended December 31, 2006 from $19.7 million for the year ended December 31, 2005. The increase in other revenue is attributable to increases in other accessorial charges for special shipping needs, offset by decreases in terminal handling fees due to the customer loss discussed in logistics revenue.

Purchased Transportation

Purchased transportation increased by $13.8 million, or 10.4%, to $146.7 million for the year ended December 31, 2006 from $132.9 million for the year ended December 31, 2005. The increase in purchased transportation is primarily attributable to an increase of approximately 9.5% in miles driven and an approximate 0.9% increase in the total cost per mile for the year ended December 31, 2006 versus the year ended December 31, 2005. As a percentage of total operating revenue, purchased transportation increased to 41.6% during the year ended December 31, 2006 compared to 41.4% in the same period of 2005. For the year ended December 31, 2006, purchased transportation costs for our airport-to-airport network decreased to
39.5% of airport-to-airport revenue for the year ended December 31, 2006 versus 40.0% for the year ended December 31, 2005. The proportionate improvement resulted from better load factors, or more revenue per mile, for the year ended December 31, 2006. For the year ended December 31, 2006, logistics purchased transportation costs represented 72.8% of logistics revenue versus 70.7% for the year ended December 31, 2005. The increase resulted from decreased logistics revenue per mile discussed above and a 0.1% increase in our logistics cost per mile. Logistics cost per mile increased as a result of the use of more third-party transportation providers as opposed to our less costly fleet of owner-operators offset by lower third-party transportation provider rates due to our increased capacity and utilization. Other purchased transportation costs as a percentage of other revenue decreased to 24.6% of other  revenue for the year ended December 31, 2006 from 24.9% for the year ended December 31, 2005. The decrease as a percentage of revenue is primarily attributable to a change in the revenue mix resulting from the customer loss discussed in the analysis of logistics revenue.

Salaries, Wages, and Benefits

Salaries, wages and employee benefits were 21.1% of operating revenue for the year ended December 31, 2006 compared to 21.2% for the same period of 2005. The decrease in salaries, wages and employee benefits as a percentage of operating revenue is attributable to operating efficiencies gained during the year. Salaries and wages, including payroll taxes, and workers’ compensation insurance and expenses, which increased by $3.9 million, or 6.2%, declined 0.7% as a percentage of revenue. Salaries and wages and workers’ compensation insurance and expenses increased to meet the additional demands of the increased tonnage through our network and increased logistics and other services provided to our customers, but declined as a percentage of revenue due to operating efficiencies gained during the year as a result of TAP and other management initiatives. This decrease as a percentage of revenue was offset by a $2.4 million, or 0.6% as a percentage of operating revenue, increase in health care costs due to increased participants in our health care plan, as well as a larger number of high dollar claims. Also, during 2006 we implemented Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment (“SFAS 123R”), and issued non-vested shares of Common Stock to certain key employees. As a result we recognized $1.3 million, or 0.4% of operating revenue, in share-based compensation that is included in salaries, wages and employee benefits for the year ended December 31, 2006. However, this increase was offset in the year ended December 31, 2005 by a $1.3 million dollar, or 0.4% of operating revenue, charge resulting from the decision by our Board of Directors to accelerate the vesting of all of our outstanding and unvested stock options to employees, officers and non-employee directors in the fourth quarter of 2005.

Operating Leases

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

Insurance and Claims

Insurance and claims were 1.7% of operating revenue for the year ended December 31, 2006 compared to 1.6% for the year ended December 31, 2005 . The increase in insurance and claims is primarily the result of higher insurance premiums, offset by improved claims experience during the year ended December 31, 2006. Additionally, during the year ended December 31, 2005, an actuarial study of our loss development factor for vehicle liability claims was computed and the results of the study caused us to lower our loss development reserve for vehicle liability claims.

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

Income Taxes

The combined federal and state effective tax rate for the year ended December 31, 2006 was 37.7% compared to a rate of 37.0% for the year ended December 31, 2005. The increase in the effective tax rate was primarily due to a decrease in tax-exempt interest income as a percentage of our total income before taxes.

Net Income

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

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances in which management is aware of a specific customer’s inability to meet its financial obligations to us (for example, bankruptcy filings or accounts turned over for collection or litigation), we record a specific reserve for these bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for these bad debts based on the length of time the receivables are past due. Specifically, amounts that are 90 days or more past due are reserved at 50.0%. If circumstances change (i.e., we experience higher than expected defaults or an unexpected material adverse change in a customer’s ability to meet its financial obligations to us), the estimates of the recoverability of amounts due to us could be changed by a material amount. Accounts are written off after all means of collection, including legal action, have been exhausted.

Allowance for Revenue Adjustments

Our allowance for revenue adjustments consists of amounts reserved for billing rate changes that are not captured upon load initiation. These adjustments generally arise: (i) when the sales department contemporaneously grants small rate changes (“spot quotes”) to customers that differ from the standard rates in the system; (ii) when freight requires dimensionalization or is reweighed resulting in a different required rate; (iii) when billing errors occur; and (iv) when data entry errors occur. When appropriate, permanent rate changes are initiated and reflected in the system. We monitor the manual revenue adjustments closely through the employment of various controls that are in place to ensure that revenue recognition is not compromised and that fraud does not occur. During 2007, average revenue adjustments per month were approximately $0.2 million, on average revenue per month of approximately $32.7 million (less than 1.0% of monthly revenue). In order to estimate the allowance for revenue adjustments related to ending accounts receivable, we prepare an analysis that considers average monthly revenue adjustments and the average lag for identifying and quantifying these revenue adjustments. Based on this analysis, we establish an allowance for approximately 40-80 days (dependent upon experience in the last twelve months) of average revenue adjustments, adjusted for rebates and billing errors. The lag is periodically adjusted based on actual historical experience. Additionally, the average amount of revenue adjustments per month can vary in relation to the level of sales or based on other factors (such as personnel issues that could result in excessive manual errors or in excessive spot quotes being granted). Both of these significant assumptions are continually evaluated for validity.

Self-Insurance Loss Reserves

Given the nature of our operating environment, we are subject to vehicle and general liability, workers’ compensation and health insurance claims. To mitigate a portion of these risks, we maintain insurance for individual vehicle and general liability claims exceeding $0.5 million and workers’ compensation claims and health insurance claims exceeding approximately $0.3 million, except in Ohio, where we are a qualified self-insured entity with an approximately $0.4 million self-insured retention. The amount of self-insurance loss reserves and loss adjustment expenses is determined based on an estimation process that uses information obtained from both company-specific and industry data, as well as general economic information. The estimation process for self-insurance loss exposure requires management to continuously monitor and evaluate the life cycle of claims. Using data obtained from this monitoring and our assumptions about the emerging trends, management develops information about the size of ultimate claims based on its historical experience and other available market information. The most significant assumptions used in the estimation process include determining the trend in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior year claims, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. Management also monitors the reasonableness of the judgments made in the prior year’s estimation process (referred to as a hindsight analysis) and adjusts current year assumptions based on the hindsight analysis. Additionally, we utilize actuarial analysis to evaluate open vehicle liability and workers’ compensation claims and estimate the ongoing development exposure.

Income Taxes

The Company accounts for income taxes using the liability method, whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be recovered or settled.

Effective January 1, 2007, we adopted FIN 48.  Accordingly, we report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return.  We recognize interest and penalties, if any, related to unrecognized tax benefits in interest expense and operating expenses, respectively.  See further discussion of income tax contingencies in the Impact of Recent Accounting Pronouncements below.

 Valuation of Goodwill

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets, we conduct an annual (or more frequently if circumstances indicate possible impairment) impairment test of goodwill at the end of the second quarter of each year based on judgments regarding the market value of our Common Stock, ongoing profitability and cash flow of the underlying assets. Changes in strategy or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. For example, if we had reason to believe that our recorded goodwill had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill that we believe is impaired. The annual impairment test was conducted and it did not result in any impairment charges.

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

Effective January 1, 2006, we adopted SFAS 123R and elected the modified prospective transition method. Under the modified prospective transition method, awards that are granted, modified, repurchased or canceled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Share-based awards that are granted prior to the effective date should continue to be valued in accordance with SFAS 123 and stock option expense for unvested options must be recognized in the statement of income. On December 31, 2005, our Board of Directors accelerated the vesting of all of our outstanding and unvested stock options awarded to employees, officers and non-employee directors under our stock option award plans. As a result of the acceleration of the vesting of our outstanding and unvested options in 2005, the Company recognized $1.3 million of stock–based compensation in 2005, but there was no additional compensation expense recognized during the years ended December 31, 2007 and 2006 related to options granted prior to January 1, 2006.

Our general practice has been to make a single annual grant to key employees and to generally make other grants only in connection with new employment or promotions.  In addition, we make annual grants to non-employee directors in conjunction with their annual election to our Board of Directors or at the time of their appointment to the Board of Directors.  Prior to the implementation of SFAS 123R, we utilized stock options as our sole form of share-based awards. During the year ended December 31, 2006, we granted non-vested shares of Common Stock (“non-vested shares”) to key employees, but returned to granting stock options during the year ended December 31, 2007.  We returned to granting stock options to key employees, as we believe stock options more closely link long-term compensation with our long-term goals.   For non-employee directors, we continued to issue non-vested shares during the year ended December 31, 2007.

Stock options granted during the year ended December 31, 2007 expire seven years from the grant date and vest ratably over a three-year period. The share-based compensation for these stock options will be recognized, net of estimated forfeitures, ratably over the requisite service period, or vesting period. Based on our historical experience, forfeitures have been estimated. We used the Black-Scholes option-pricing model to estimate the grant-date fair value of options granted during the year ended December 31, 2007.

The fair value of non-vested shares’ issued to employees during 2006 and non-employee directors during 2007 and 2006 were estimated using opening market prices for the business day of the grant. The share-based compensation for the non-vested shares is recognized, net of estimated forfeitures, ratably over the requisite service period, or vesting period, of three years. Forfeitures have been estimated based on our historical experience, but will be adjusted for future changes in forfeiture experience. We estimate the forfeitures of dividends paid on non-vested shares and record expense for the estimated forfeitures in accordance with SFAS 123R.

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

Prior to the adoption of SFAS 123R, we presented all tax benefits for tax deductions resulting from the exercise of stock options as operating cash flows on our statements of cash flows. SFAS 123R requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. Accordingly, we classified excess tax benefits as financing cash inflows rather than as operating cash inflows on our statement of cash flows for the years ended December 31, 2007 and 2006.

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

Impact of Recent Accounting Pronouncements

During June 2006, the FASB issued FIN 48, which was effective for us on January 1, 2007. This interpretation was issued to clarify the accounting for uncertainty in income taxes recognized in the financial statements by prescribing a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The guidance prescribed in FIN 48 establishes a recognition threshold of more likely than not that a tax position will be sustained upon examination. The measurement attribute of FIN 48 requires that a tax position be measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. We adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $1.4 million increase in the liability for income tax contingencies, including related interest and penalties, which net of federal benefit of $0.4 million was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The liability for income tax contingencies at January 1, 2007 net of federal benefit was $1.0 million, which represents tax positions where the realization of the ultimate benefit is uncertain and the disallowance of which would affect our annual effective income tax rate.

We file income tax returns in the U.S. federal jurisdiction, various states, and Canada. With a few exceptions, we are no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2003. The total liability balance at December 31, 2007 consists of state tax positions for which the realization of the ultimate benefit is uncertain and the disallowance of which would affect our annual effective income tax rate. These positions mainly consist of deductions taken on state tax returns for which the ultimate deductibility is highly uncertain and the position that certain subsidiaries are not subject to income taxes by certain states.

As permitted by FIN 48, we recognize interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

During September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 with earlier adoption encouraged. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, the application of SFAS 157 could change current practice. We currently plan to adopt SFAS 157 as of January 1, 2008, but are still evaluating the impact on our financial position and results of operations.

During February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. We currently plan to adopt SFAS No. 159 on January 1, 2008, but are still evaluating the impact on our financial position and results of operations.

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital purchases, with cash flows from operations and borrowings under our bank lines of credit. Net cash provided by operating activities totaled approximately $62.4 million for the year ended December 31, 2007 compared to approximately $52.5 million in 2006. For cash provided by operating activities, the $4.0 million decrease in net income and the $5.0 million increase in accounts receivable were offset by a $6.0 million increase in non-cash expenses such as depreciation and amortization and share-based compensation.  Further offsetting the decrease in net income were reduced federal and state estimated tax payments and increases in our accounts payables outstanding.  Current year estimated tax payments were reduced to take advantage of prior year overpayments.  The increases in accounts receivable and accounts payable were driven by the increased activity associated with our 2007 acquisitions.

Net cash used in investing activities was approximately $34.1 million for the year ended December 31, 2007 compared with approximately $0.8 million provided by investing activities in 2006. Investing activities during the year ended December 31, 2007 consisted primarily of the purchases of our new Chicago, Illinois and Atlanta, Georgia facilities, the acquisition of certain assets and liabilities of USAC and Black Hawk and the purchase of land near Dallas/Fort Worth, Texas. Partially funding these activities were sales or maturities of our available-for-sale securities. Proceeds from the sales or maturities of our available-for-sale securities during the year ended December 31, 2007 were also used to fund stock repurchases as further outlined below in our discussion of cash used for financing activities.

Net cash used in financing activities totaled approximately $31.6 million for the year ended December 31, 2007 compared with approximately $45.4 million used in financing activities for 2006. The decrease in cash used in financing activities was primarily attributable to $30.0 million in net borrowings under our line of credit, offset by a $13.4 million increase in shares repurchased and a $3.3 million decrease in proceeds from the exercise of stock options.  Borrowings from our line of credit were primarily used to fund the acquisition of Black Hawk and stock repurchases during the fourth quarter of 2007.  Share repurchases increased and option proceeds decreased in 2007 over 2006 as a result of a decrease in the average market value of our shares making repurchases more attractive and the exercise of stock options less attractive.

On October 10, 2007 we entered into a new $100.0 million senior credit facility.  The new facility has a term of five years and includes an accordion feature, which allows for an additional $50.0 million in borrowings on such terms and conditions as set forth in the credit agreement.  Interest rates for advances under the senior credit facility are at LIBOR plus 0.6% to 0.9% based upon covenants related to total indebtness to earnings.  The facility will replace our existing $20.0 million line of credit.  We entered into this new, larger credit facility in order to fund potential acquisitions, repurchases of our common stock, and for financing other general business purposes.  At December 31, 2007, we had $64.5 million of available borrowing capacity under the senior credit facility, not including the accordion feature, and had utilized $5.5 million of availability for outstanding letters of credit.

At December 31, 2007 our previous credit facility was still available as we transitioned our letters of credit to the new senior credit facility.  Under the previous credit facility as long as we complied with the financial covenants and ratios, the credit facility permits us to borrow up to $20.0 million less the amount of any outstanding letters of credit. Interest rates for advances under the facility vary based on how our performance measures against covenants related to total indebtedness, cash flows, results of operations and other ratios. The facility bears interest at LIBOR plus 1.0% to 1.9% and is unsecured. The facility’s expiration is April 2008. At December 31, 2007, we had no balance outstanding under the line of credit facility and had utilized approximately $2.8 million of availability for outstanding letters of credit.

During the year ended December 31, 2007, we completed our purchase of new facilities near Chicago, Illinois and Atlanta, Georgia for $22.3 million and $14.9 million, respectively. Deposits of $3.3 million and $1.5 million paid during 2006 were applied to the purchase price of the Chicago and Atlanta facilities, respectively.  In addition, during February 2007, we paid approximately $3.0 million for land near Dallas/Fort Worth, Texas on which we are planning to build a new regional hub, which we estimate will be completed in 2008.   We intend to fund the expenditures for the Dallas/Fort Worth regional hub through cash and short-term investments currently on our balance sheet, cash provided by operating activities, the sale of existing equipment and/or borrowings under our senior credit facility, if necessary.

On November 17, 2005, we announced that our Board of Directors approved a stock repurchase program for up to three million shares of common stock (the “2005 Repurchase Plan”).  During the year ended December 31, 2007, we repurchased the remaining available shares of common stock under the 2005 Repurchase plan, or 1,613,327 shares, for $49.0 million, or $30.42 per share.  During the year ended December 31, 2006, we repurchased 1,302,695 shares of common stock under the 2005 Repurchase Plan for $41.7 million, or $32.03 per share.  During the year ended December 31, 2005, we repurchased 83,978 shares of common stock under the 2005 Plan for $3.2 million, or $38.23 per share.  Also, during the year ended December 31, 2005, the Company repurchased an additional 1,558,350 shares of common stock for $49.1 million, or $31.47 per share, under a repurchase plan approved during 2002.

On July 31, 2007 our Board of Directors approved an additional stock repurchase program for up to two million shares of our common stock (the “2007 Repurchase Plan”).    During the year ended December 31, 2007, we repurchased 211,173 shares of common stock under the 2007 Repurchase Plan for $6.1 million, or $28.68 per share. As of December 31, 2007, 1,788,827 shares of common stock remain that may be repurchased under the 2007 Repurchase Plan.

During the years ended December 31, 2007 and 2006, cash dividends of $0.28 per share were declared on common stock outstanding. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

 Management believes that our available cash, investments, expected cash generated from future operations and borrowings under the available senior credit facility will be sufficient to satisfy our anticipated cash needs for at least the next twelve months.

Off-Balance Sheet Arrangements

At December 31, 2007, we had letters of credit outstanding from banks totaling $8.3 million required by our workers’ compensation and vehicle liability insurance providers.

Contractual Obligations and Commercial Commitments

Our contractual obligations and other commercial commitments as of December 31, 2007 (in thousands) are summarized below:

Contractual Obligations	Payment Due Period
	Total	Less Than 1 Year	2-3 Years	4-5 Years	After 5 Years
Capital lease obligations	$2,026	$323	$579	$411	$713
Other long-term debt	752	617	135	--	--
Operating leases	42,891	13,524	19,458	7,549	2,360
Senior credit facility	30,000	--	--	30,000	--
Total contractual cash obligations	$75,669	$14,464	$20,172	$37,960	$3,073

Not included in the above table are reserves for unrecognized tax benefits and for self insurance claims of $1.6 million and $6.2 million, respectively.

Related Party Transactions

Sky Night, LLC (“Sky Night”) is a limited liability corporation owned by the former Chairman of the Company’s Board who served until May 2005. During 2007, 2006 and 2005 we purchased air transportation services from Sky Night. In 2007, 2006 and 2005 air charter expense totaled $0.1 million per year.

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

Our exposure to market risk relates principally to changes in interest rates for borrowings under our senior credit facility. The senior credit facility, which represents an aggregate principal amount of $30.0 million at December 31, 2007, bears interest at variable rates. Based on our borrowings during 2007, a hypothetical increase in interest rates of 10.0% would have increased our annual interest expense by less than $0.1 million and would have decreased our annual cash flow from operations by less than $0.1 million.

Our only other debt are equipment notes and capital lease obligations totaling $2.3 million.  These notes and lease obligations all bear interest at a fixed rate.  Accordingly, there is no exposure to market risk related to these notes and capital lease obligations.

Our cash equivalents and short-term investments are also subject to market risk, primarily interest-rate and credit risk. Our investments are managed by outside professional managers within investment guidelines set by our management and approved by our Board of Directors. Such guidelines include security type, credit quality, and maturity and are intended to limit market risk by restricting the Company’s investments to high credit quality securities with relatively short-term maturities.

      As of December 31, 2007, we had short-term investments of $0.5 million. Because of the short maturities of these instruments, a sudden change in market interest rates would not have a material impact on the fair value of the portfolio. We would not expect our operating results or cash flows to be materially affected by the effect of a sudden change in market interest rates on our portfolio.

Item 8.	Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that we are able to collect the information required to be disclosed in the reports we file with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this report conducted by management, with the participation of the Chief Executive Officer and Chief Financial Officer, the Chief Executive Officer and Chief Financial Officer have concluded that these controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, management used the framework set forth by the Committee on Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment, we have concluded, as of December 31, 2007, that our internal control over financial reporting was effective based on those criteria.

On July 30, 2007, a new subsidiary Forward Air  Solutions, Inc. was established through the acquired assets and assumed liabilities of USA Carriers, Inc., which constituted $17.9 million and $14.4 million of total assets and net assets, respectively,  as of December 31, 2007 and $16.0 million and $1.4 million of revenues and net income, respectively, for the year then ended.  We have excluded Forward Air Solutions, Inc. from our assessment of and conclusion on the effectiveness of our internal control over financial reporting.

Ernst & Young LLP, the independent registered accounting firm that audited the Company’s consolidated financial statements for the year ended December 31, 2007, has issued an attestation report on the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Forward Air Corporation

We have audited Forward Air Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Forward Air Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Controls over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

As indicated in the accompanying Management’s Report on Internal Controls over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Forward Air Solutions, Inc., which is included in the December 31, 2007 consolidated financial statements of Forward Air Corporation and constituted $17.9 million and $14.4 million of total assets and net assets, respectively, as of December 31, 2007 and $16.0 million and $1.4 million of revenues and net income, respectively for the year then ended.  Our audit of internal controls over financial reporting of Forward Air Corporation also did not include an evaluation of the internal controls over financial reporting of Forward Air Solutions, Inc.

In our opinion, Forward Air Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Forward Air Corporation as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007 and our report dated February 25, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Nashville, Tennessee
February 25, 2008

Item 9B.                Other Information

Not applicable.
Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our directors is incorporated herein by reference to our proxy statement for the 2008 Annual Meeting of Shareholders (the “2008 Proxy Statement”). The 2008 Proxy Statement will be filed with the SEC not later than 120 days subsequent to December 31, 2007.

Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to our executive officers is set forth in Part I of this report.

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the 2008 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated herein by reference to the 2008 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the 2008 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the 2008 Proxy Statement.

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

Forward Air Corporation
Date: February 27, 2008	By:	/s/ Rodney L. Bell
Rodney L. Bell Chief Financial Officer, Senior Vice President
and Treasurer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bruce A. Campbell	Chairman, President and Chief Executive	February 27, 2008
Bruce A. Campbell	Officer (Principal Executive Officer)

/s/ Rodney L. Bell	Chief Financial Officer, Senior Vice President	February 27, 2008
Rodney L. Bell	and Treasurer ( Principal Financial Officer)

/s/ Michael P. McLean	Chief Accounting Officer, Vice President and	February 27, 2008
Michael P. McLean	Controller

/s/ Matthew J. Jewell	Executive Vice President, Chief Legal Officer	February 27, 2008
Matthew J. Jewell	And Secretary

/s/ Richard W. Hanselman	Lead Director	February 27, 2008
Richard W. Hanselman

/s/ C. Robert Campbell	Director	February 27, 2008
C. Robert Campbell

/s/ C. John Langley, Jr.	Director	February 27, 2008
C. John Langley, Jr.

/s/ Tracy A. Leinbach	Director	February 27, 2008
Tracy A. Leinbach

/s/ G. Michael Lynch	Director	February 27, 2008
G. Michael Lynch

/s/ Ray A. Mundy	Director	February 27, 2008
Ray A. Mundy

/s/ Gary L. Paxton	Director	February 27, 2008
Gary L. Paxton

/s/ B. Clyde Preslar	Director	February 27, 2008
B. Clyde Preslar

Annual Report on Form 10-K

Item 8, Item 15(a)(1) and (2), (a)(3), (b) and (c)

List of Financial Statements and Financial Statement Schedule

Financial Statements and Supplementary Data

Certain Exhibits

Financial Statement Schedule

Year Ended December 31, 2007

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Forward Air Corporation

We have audited the accompanying consolidated balance sheets of Forward Air Corporation as of December 31, 2007 and 2006, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forward Air Corporation at December 31, 2007 and 2006, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with U. S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2007 the Company changed its method of accounting for income tax contingencies, and in 2006 the Company changed its method of accounting for share-based compensation.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States),   Forward Air Corporation’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Nashville, Tennessee
February 25, 2008

Forward Air Corporation
Consolidated Balance Sheets
(in thousands, except share data)

	December 31,
	2007	2006

Assets
Current assets:
Cash	$4,909	$8,231
Short-term investments	522	61,650
Accounts receivable, less allowance of $1,142 in 2007 and $860 in 2006	59,734	48,486
Income taxes receivable	--	3,403
Inventories	558	501
Prepaid expenses and other current assets	3,941	4,114
Deferred income taxes	1,786	1,178
Total current assets	71,450	127,563

Property and equipment
Land	16,928	2,611
Buildings	39,895	12,367
Equipment	95,690	82,646
Leasehold improvements	4,421	3,566
Construction in progress	1,420	--
Total property and equipment	158,354	101,190
Less accumulated depreciation and amortization	55,322	47,875
Net property and equipment	103,032	53,315
Goodwill and other acquired intangibles:
Goodwill	36,053	15,588
Other acquired intangibles, net of accumulated amortization of $3,740 in 2007 and $2,019 in 2006	29,991	10,731
Total net goodwill and other acquired intangibles	66,044	26,319
Other assets	1,358	5,817
Total assets	$241,884	$213,014

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation Consolidated Balance Sheets (continued)
(in thousands, except share data)

	December 31,
	2007	2006

Liabilities and shareholders' equity
Current liabilities:
Accounts payable	$11,714	$7,949
Accrued payroll and related items	4,474	3,117
Insurance and claims accruals	3,345	3,265
Payables to owner-operators	2,916	2,128
Collections on behalf of customers	930	1,347
Other accrued expenses	1,395	1,287
Income taxes payable	1,214	--
Current portion of capital lease obligations	213	40
Current portion of long-term debt	617	--
Total current liabilities	26,818	19,133

Capital lease obligations, less current portion	1,351	796
Long-term debt, less current portion	30,135	--
Other long-term liabilities	4,476	1,271
Deferred income taxes	7,371	6,587
Commitments and contingencies (Note 10)

Shareholders' equity:
Preferred stock, $0.01 par value:
Authorized shares-5,000,000
No shares issued	--	--
Common stock, $0.01 par value:
Authorized shares-50,000,000
Issued and outstanding shares 28,648,068 in 2007	286	304
and 30,372,082 in 2006
Additional paid-in capital	--	--
Retained earnings	171,447	184,923
Total shareholders' equity	171,733	185,227
Total liabilities and shareholders' equity	$241,884	$213,014

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Statements of Income
(in thousands, except per share data)

	Year ended December 31,
	2007	2006	2005
Operating revenue:
Forward Air
Airport-to-airport	$313,162	$301,551	$277,001
Logistics	42,626	31,321	24,226
Other	20,923	19,886	19,707
Forward Air Solutions
Pool distribution	16,026	--	--
Total operating revenue	392,737	352,758	320,934

Operating expenses:
Purchased transportation
Forward Air
Airport-to-airport	123,658	119,011	110,853
Logistics	32,727	22,767	17,126
Other	6,049	4,943	4,933
Forward Air Solutions
Pool distribution	2,003	--	--
Total purchased transportation	164,437	146,721	132,912
Salaries, wages and employee benefits	88,803	74,448	68,086
Operating leases	16,761	14,458	13,486
Depreciation and amortization	10,824	8,934	8,947
Insurance and claims	7,685	5,967	5,202
Other operating expenses	33,179	26,834	24,864
Total operating expenses	321,689	277,362	253,497
Income from operations	71,048	75,396	67,437

Other income (expense):
Interest expense	(491)	(81)	(104)
Other, net	1,756	3,229	3,904
Total other income	1,265	3,148	3,800
Income before income taxes	72,313	78,544	71,237
Income taxes	27,388	29,621	26,328
Net income	$44,925	$48,923	$44,909

Net income per share:
Basic	$1.52	$1.57	$1.41
Diluted	$1.50	$1.55	$1.39
Dividends per share	$0.28	$0.28	$0.24
Weighted average shares outstanding:
Basic	29,609	31,091	31,847
Diluted	29,962	31,521	32,419

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation Consolidated Statements of Shareholders' Equity
(in thousands except per share data)

					Accumulated
			Additional		Other	Total
	Common Stock		Paid-in	Retained	Comprehensive	Shareholders'
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity

Balance at December 31, 2004	32,398	$324	$36,279	$144,396	$4	$181,003
Net income for 2005	--	--	--	44,909	--	44,909
Unrealized loss on securities
available for sale, net of ($2) tax	--	--	--	--	(4)	(4)
Comprehensive income						44,905
Exercise of stock options	643	6	6,206	--	--	6,212
Common stock issued under
employee stock purchase plan	11	1	293	--	--	294
Acceleration of vesting of stock options	--	--	1,300	--	--	1,300
Dividends ($0.24 per share)	--	--	--	(7,668)	--	(7,668)
Common stock repurchased under stock
repurchase plan	(1,690)	(17)	(49,108)	(3,135)	--	(52,260)
Cash paid for fractional shares in 3-for-2
stock split	(1)	--	(44)	--	--	(44)
Income tax benefit from stock options
exercised	--	--	5,074	--	--	5,074
Balance at December 31, 2005	31,361	314	--	178,502	--	178,816
Net and comprehensive income for 2006	--	--	--	48,923	--	48,923
Exercise of stock options	305	3	4,359	--	--	4,362
Common stock issued under employee
stock purchase plan	9	--	268	--	--	268
Share-based compensation	--	--	1,307	--	--	1,307
Dividends ($0.28 per share)	--	--	--	(8,694)	--	(8,694)
Common stock repurchased under stock
repurchase plan	(1,303)	(13)	(7,901)	(33,808)	--	(41,722)
Income tax benefit from stock options
exercised	--	--	1,967	--	--	1,967
Balance at December 31, 2006	30,372	304	--	184,923	--	185,227
Adoption of FIN 48	--	--	--	(977)	--	(977)
Net and comprehensive income for 2007	--	--	--	44,925	--	44,925
Exercise of stock options	57	--	1,017	--	--	1,017
Common stock issued under employee
stock purchase plan	9	--	259	--	--	259
Share-based compensation	--	--	3,710	--	--	3,710
Dividends ($0.28 per share)	--	--	--	(8,305)	--	(8,305)
Vesting of previously non-vested shares	42	--	--	--	--	--
Cash settlement of share-based awards
for minimum tax withholdings	(8)	--	(250)	--	--	(250)
Common stock repurchased under stock
repurchase plans	(1,824)	(18)	(5,997)	(49,119)	--	(55,134)
Income tax benefit from stock options
exercised	--	--	1,261	--	--	1,261
Balance at December 31, 2007	28,648	$286	$--	$171,447	$--	$171,733

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Statements of Cash Flows
(in thousands)
	Year ended December 31,
	2007	2006	2005
Operating activities:
Net income	$44,925	$48,923	$44,909
Adjustments to reconcile net income to net cash provided by
operating activities:
Depreciation and amortization	10,824	8,934	8,947
Share-based compensation	3,710	1,307	1,300
Atlanta condemnation settlement gain	--	--	(1,428)
Other non-cash charges	--	--	274
Gain on sale of property and equipment	(172)	(42)	(728)
Recovery on receivables	(33)	(223)	(121)
Provision for revenue adjustments	2,312	2,095	2,100
Deferred income taxes	596	(136)	(48)
Tax benefit of stock options exercised	(1,261)	(1,967)	5,074
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(11,474)	(6,516)	(7,438)
Inventories	(41)	66	(145)
Prepaid expenses and other current assets	332	341	(705)
Accounts payable and accrued expenses	6,606	(4,058)	615
Income taxes	6,069	3,743	(1,374)
Net cash provided by operating activities	62,393	52,467	51,232

Investing activities:
Proceeds from disposal of property and equipment	574	3,665	2,804
Purchases of property and equipment	(47,026)	(15,454)	(22,077)
Deposits in escrow for construction of new terminals	--	(4,793)	--
Proceeds from sales or maturities of available-for-sale securities	143,410	229,330	229,865
Purchases of available-for-sale securities	(82,282)	(211,980)	(197,265)
Acquisition of businesses	(48,627)	--	(12,750)
Proceeds from Atlanta condemnation settlement/release of
amounts held in escrow	--	--	2,765
Other	(119)	26	(242)
Net cash (used in) provided by investing activities	(34,070)	794	3,100

Financing activities:
Payments of capital lease obligations	(493)	(39)	(31)
Borrowings on line of credit	40,000	--	1,504
Payments on line of credit	(10,000)	(1,504)	--
Proceeds from exercise of stock options	1,017	4,362	5,938
Payments of cash dividends	(8,305)	(8,694)	(7,668)
Cash paid for fractional shares in 3-for-2 stock split	--	--	(44)
Proceeds from common stock issued under employee stock purchase plan	259	268	294
Cash settlement of share-based awards for minimum tax withholdings	(250)	--	--
Repurchase of common stock	(55,134)	(41,722)	(54,071)
Tax benefit of stock options exercised	1,261	1,967	--
Net cash used in financing activities	(31,645)	(45,362)	(54,078)
Net (decrease) increase in cash	(3,322)	7,899	254
Cash at beginning of year	8,231	332	78
Cash at end of year	$4,909	$8,231	$332

Non-cash activity:
Uncollected proceeds from disposal of property and equipment in
accounts receivable	$--	$49	$1,970

The accompanying notes are an integral part of the consolidated financial statements.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2007
(in thousands, except share and per share data)

1.	Accounting Policies

Basis of Presentation and Principles of Consolidation

Forward Air Corporation's (the Company) services can be broadly classified into two principal segments:  Forward Air, Inc. (Forward Air) and Forward Air Solutions, Inc. (FASI).

Through the Forward Air business the Company is a leading provider of time-definite transportation and related logistics services to the North American deferred air freight market and its activities can be broadly classified into three categories of services.  Forward Air’s airport-to-airport service operates a comprehensive national network for the time-definite surface transportation of deferred air freight.  The airport-to-airport service offers customers local pick-up and delivery and scheduled surface transportation of cargo as a cost effective, reliable alternative to air transportation.  Forward Air’s logistics services provides expedited truckload brokerage and dedicated fleet services.  Forward Air’s other services include shipment consolidation and deconsolidation, warehousing, customs brokerage, and other handling.  The Forward Air segment primarily provides its transportation services through a network of terminals located at or near airports in the United States and Canada.

FASI was formed in July 2007 in conjunction with the Company’s acquisition of certain assets and liabilities of USA Carriers, Inc. ("USAC").  FASI provides pool distribution services throughout the Southeast, Midwest and Southwest continental United States.  Pool distribution involves the consolidation and shipment of several smaller less than truckload shipments to a common area or region.  Once at the regional destination, the consolidated loads are then deconsolidated and delivered to their unique destinations.

In connection with the USAC acquisition, the Company reorganized its management reporting structure along these lines of business. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), the Company has evaluated the segment reporting requirements and determined that it now has two reportable segments.

Further, revenues and associated purchased transportation by service line have been disclosed on the face of the Consolidated Statements of Income.

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

Allowance for Doubtful Accounts

The Company evaluates the collectibility of its accounts receivable based on a combination of factors. In circumstances in which management is aware of a specific customer’s inability to meet its financial obligations to the Company (for example, bankruptcy filings, accounts turned over for collection or litigation), the Company records a specific reserve for these bad debts against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes reserves for these bad debts based on the length of time the receivables are past due. Specifically, amounts that are 90 days or more past due are reserved at 50.0%. If circumstances change (i.e., the Company experiences higher than expected defaults or an unexpected material adverse change in a customer’s ability to meet its financial obligations to the Company), the estimates of the recoverability of amounts due to the Company could be changed by a material amount. Accounts are written off after all means of collection, including legal action, have been exhausted.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2007

1.	Accounting Policies (Continued)

Allowance for Revenue Adjustments

The Company’s allowance for revenue adjustments consists of amounts reserved for billing rate changes that are not captured upon load initiation. These adjustments generally arise: (1) when the sales department contemporaneously grants small rate changes (“spot quotes”) to customers that differ from the standard rates in the system; (2) when freight requires dimensionalization or is reweighed resulting in a different required rate; (3) when billing errors occur; and (4) when data entry errors occur. When appropriate, permanent rate changes are initiated and reflected in the system. The Company monitors the manual revenue adjustments closely through the employment of various controls that are in place to ensure that revenue recognition is not compromised and that fraud does not occur. During 2007, average revenue adjustments per month were approximately $193, on average revenue per month of approximately $32,728 (less than 1.0% of monthly revenue). In order to estimate the allowance for revenue adjustments related to ending accounts receivable, the Company prepares an analysis that considers average monthly revenue adjustments and the average lag for identifying and quantifying these revenue adjustments. Based on this analysis, the Company establishes an allowance for approximately 40-80 days (dependent upon experience in the last twelve months) of average revenue adjustments, adjusted for rebates and billing errors. The lag is periodically adjusted based on actual historical experience. Additionally, the average amount of revenue adjustments per month can vary in relation to the level of sales or based on other factors (such as personnel issues that could result in excessive manual errors or in excessive spot quotes being granted). Both of these significant assumptions are continually evaluated for validity.

Self-Insurance Loss Reserves

Given the nature of the Company’s operating environment, the Company is subject to vehicle and general liability, workers’ compensation and health insurance claims. To mitigate a portion of these risks, the Company maintains insurance for individual vehicle and general liability claims exceeding $500 and workers’ compensation claims and health insurance claims exceeding $250, except in Ohio, where for workers’ compensation we are a qualified self-insured entity with a $350 self-insured retention. The amount of self-insurance loss reserves and loss adjustment expenses is determined based on an estimation process that uses information obtained from both company-specific and industry data, as well as general economic information. The estimation process for self-insurance loss exposure requires management to continuously monitor and evaluate the life cycle of claims. Using data obtained from this monitoring and the Company’s assumptions about the emerging trends, management develops information about the size of ultimate claims based on its historical experience and other available market information. The most significant assumptions used in the estimation process include determining the trend in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported to prior year claims, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. Management also monitors the reasonableness of the judgments made in the prior year’s estimation process (referred to as a hindsight analysis) and adjusts current year assumptions based on the hindsight analysis. Additionally, the Company utilizes actuarial analyses to evaluate open claims and estimate the ongoing development exposure.

Revenue Recognition

Operating revenue and related costs are recognized as of the date shipments are completed. No single customer accounted for more than 10.0% of operating revenue in 2007, 2006 or 2005.

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
DECEMBER 31, 2007

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

Depreciation expense for each of the three years ended December 31, 2007, 2006 and 2005 was $9,103, $7,659 and $8,203, respectively.

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

Goodwill and Other Intangible Assets

Goodwill is recorded at cost based on the excess of purchase price over the fair value of net assets acquired. Under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and intangible assets with indefinite lives are not amortized but are subject to annual impairment tests in accordance with the statement. Other intangible assets are amortized over their useful lives. The Company completed the required annual impairment test of goodwill during each of the second quarters of 2007, 2006 and 2005, and determined that goodwill had not been impaired. Any subsequent impairment losses will be reflected in income from operations in the consolidated statements of income.

Acquisitions are accounted for using the purchase method in accordance with SFAS No. 141, Business Combinations ("SFAS 141").  The definite-lived intangible assets of the Company resulting from acquisition activity and the related amortization are described in Note 2, Acquisition of Businesses.

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

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2007

1.	Accounting Policies (Continued)

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board (“FASB”) Interpretation No. 48 Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109) (“FIN 48”).  Accordingly, the Company reports a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return.  The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in interest expense and operating expenses, respectively.  See Recently Issued Accounting Pronouncements for information regarding the adoption of FIN 48.

Net Income Per Share

The Company calculates net income per share in accordance with SFAS No. 128, Earnings Per Share (“SFAS 128”). Under SFAS 128, income per basic share excludes any dilutive effects of options, warrants and convertible securities. Diluted income per share includes any dilutive effects of options, warrants and convertible securities, and uses the treasury stock method in calculating dilution.

Comprehensive Income

Comprehensive income includes any changes in the equity of the Company from transactions and other events and circumstances from non-operational sources. Unrealized gains and losses on available-for-sale securities are included in other comprehensive income for all years presented.

Share-Based Payments

Prior to January 1, 2006, as permitted by SFAS No. 123, Accounting for Stock Based Compensation (“SFAS 123”), as amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, the Company accounted for share-based payments to employees using Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees. As such, the Company generally recognized no compensation cost for employee stock options as options granted had exercise prices equal to the fair market value of our common stock on the date of grant. The Company also recorded no compensation expense in connection with our employee stock purchase plan.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123R”), and elected the modified prospective transition method. Under the modified prospective transition method, awards that are granted, modified, repurchased or canceled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Share-based awards that are granted prior to the effective date should continue to be valued in accordance with SFAS 123 and stock option expense for unvested options must be recognized in the statement of income. On December 31, 2005, the Company’s Board of Directors accelerated the vesting of all outstanding and unvested stock options awarded to employees, officers and non-employee directors under the Company’s stock option award plans. The primary purpose of the accelerated vesting of these options was to eliminate future compensation expense that the Company would otherwise have recognized in its statement of income with respect to these unvested options upon the adoption of SFAS 123R. As a result of the acceleration of the vesting of the Company’s outstanding and unvested options in 2005, the Company recognized $1,300 of stock based compensation in 2005, but there was no additional compensation expense recognized during the years ended December 31, 2007 and 2006 related to options granted prior to January 1, 2006.

The Company’s general practice has been to make a single annual grant to key employees and to generally make other grants only in connection with new employment or promotions.  In addition, the Company makes annual grants to non-employee directors in conjunction with their annual election to our Board of Directors or at the time of their appointment to the Board of Directors.  Prior to the implementation of SFAS 123R, the Company utilized stock options as its sole form of share-based awards. During the year ended December 31, 2006, the Company granted non-vested shares of Common Stock (“non-vested shares”) to key employees, but returned to granting stock options during the year ended December 31, 2007.  The Company returned to granting stock options to key employees as the Company believes stock options more closely link long-term compensation with the Company’s long-term goals.   For non-employee directors, we continued to grant non-vested shares during the year ended December 31, 2007.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2007

1.  Accounting Policies (Continued)

The share-based compensation for these stock options and non-vested shares is recognized, net of estimated forfeitures, ratably over the requisite service period, or vesting period. Based on the Company’s historical experience, forfeitures have been estimated. The Company uses the Black-Scholes option-pricing model to estimate the grant-date fair value of options granted.  The fair values of non-vested shares issued to employees in 2006 and non-employee directors in 2007 and 2006 were estimated using opening market prices for the business day of the grant.  The following table contains the weighted-average assumptions used to estimate the fair value of options granted.  These assumptions are highly subjective and changes in these assumptions can materially affect the fair value estimate.

	December 31,
	2007	2006	2005

Expected dividend yield	0.8%	--%	0.8%
Expected stock price volatility	37.0%	--%	40.0%
Weighted average risk-free interest rate	4.5%	--%	4.0%
Expected life of options (years)	4.5	--	7.0

If the Company had adopted SFAS 123R in the year ended December 31, 2005, the amount of compensation cost that would have been recognized during the year ended December 31, 2005, would have approximated the following:

2005
Net income, as reported	$44,909
Pro forma compensation expense, net of tax	(12,579)
Pro forma net income	$32,330
Pro forma net income per share:
Basic	$1.02
Diluted	$1.00

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

Prior to the adoption of SFAS 123R, the Company presented all tax benefits for tax deductions resulting from the exercise of stock options as operating cash flows in its statements of cash flows. SFAS 123R requires the cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) to be classified as financing cash flows. Accordingly, the Company classified excess tax benefits as financing cash inflows rather than as operating cash inflows in its statements of cash flows beginning with the year ended December 31, 2006.

SFAS 123R also requires companies to calculate an initial “pool” of excess tax benefits available at the adoption date to absorb any unused deferred tax assets that may be recognized under SFAS 123R. The pool includes the net excess tax benefits that would have been recognized if the Company had adopted SFAS 123 for recognition purposes on its effective date. The Company elected to calculate the pool of excess tax benefits under the alternative transition method described in FASB Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards, which also specifies the method the Company must use to calculate excess tax benefits reported on the statement of cash flows.

Recently Issued Accounting Pronouncements

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

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2007

1.	Accounting Policies (Continued)

During September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 with earlier adoption encouraged. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, the application of SFAS 157 could change current practice. The Company currently plans to adopt SFAS 157 as of January 1, 2008 but is still evaluating the impact on our financial position and results of operations.

During February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007.  The Company currently plans to adopt SFAS 159 as of January 1, 2008 but is still evaluating the impact on our financial position and results of operations.

Reclassifications

Certain reclassifications have been made to prior-year financial statements to conform to the 2007 presentation. These reclassifications had no effect on net income as previously reported.

2.	Acquisition of Businesses

On July 30, 2007, the Company acquired certain assets and liabilities of USAC. The purchased assets and liabilities and the results of operations of USAC have been included in the consolidated financial statements, in our FASI segment, since July 30, 2007.  USAC was a well-established transportation service provider with 11 facilities that specialized in pool distribution services throughout the Southeast, Midwest and Southwest continental United States. USAC generated approximately $32,000 in revenue during the year ended December 31, 2006.  Pool distribution involves the consolidation and shipment of several smaller less than truckload shipments to a common area or region.  Once at the regional destination, the consolidated loads are then deconsolidated and delivered to their unique destinations. In conjunction with the Company’s strategy to expand into new services complimentary to the airport-to-airport business, the acquisition provides the opportunity for the Company to introduce new services to new and existing customers and to drive efficiencies in existing businesses.

The aggregate purchase price was $12,941, of which $12,704 was paid with the Company’s available cash, and the remaining $237 is payable upon final settlement of purchased working capital.  Under the purchase agreement, $1,250 of the purchase price was paid into an escrow account to protect the Company against potential unknown liabilities.  The amount paid into escrow will be released to the sellers one year after the acquisition date. The total purchase price has been allocated to the assets acquired and liabilities assumed based on preliminary estimated fair values at acquisition.  The Company will adjust the purchase price as required to reflect the final valuation.

Of the $5,000 in acquired USAC intangible assets, $4,800 and $200 were allocated to customer relationships and non-compete agreements, respectively. The customer relationships and non-compete agreements are being amortized on a straight-line basis over 14 and 10 years, respectively.  The Company began amortizing the assets on a straight-line basis in August 2007 and recorded amortization expense of approximately $151 for the year ended December 31, 2007.  No pro forma disclosures have been included in these financial statements for USAC, as USAC was immaterial to the consolidated financial statements taken as a whole.

On December 3, 2007, the Company acquired certain assets and liabilities of Black Hawk Freight Services, Inc. ("Black Hawk").  The purchased assets and liabilities and the results of operations of Black Hawk have been included in the consolidated financial statements since December 3, 2007.  Black Hawk was a privately held provider of airport-to-airport, truckload, custom, and cartage services that generated approximately $30,000 in revenue during the year ended December 31, 2006.  The acquisition of Black Hawk operations are complimentary to those of the Forward Air segment and will increase the geographic footprint of the segment in the Midwestern United States.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2007

2.	Acquisition of Businesses (Continued)

The aggregate purchase price was $35,242, paid with the Company’s available cash and borrowings from the Company’s senior credit facility (see note 5).  Under the purchase agreement, $3,500 of the purchase price was paid into an escrow account to protect the Company against potential unknown liabilities.  The amount paid into escrow will be released to the sellers one year after the acquisition date.  The total purchase price has been allocated to the assets acquired and liabilities assumed based on preliminary estimated fair values at acquisition.  The Company will adjust the purchase price as required to reflect the final valuation.

Of the $15,300 in acquired Black Hawk intangible assets, $13,800 and $1,500 were allocated to customer relationships and non-compete agreements, respectively. The customer relationships and non-compete agreements are being amortized on a straight-line basis over 10 and 5 years, respectively.  The Company began amortizing the assets on a straight-line basis in December 2007 and recorded amortization expense of approximately $140 for the year ended December 31, 2007. No pro forma disclosures have been included in these financial statements for Black Hawk, as Black Hawk was immaterial to the consolidated financial statements taken as a whole.

During 2007, the Company also acquired certain assets of two other operations for $681 in cash.  The assets purchased were truckload and cargo handling customer relationships.  These acquisitions were done to expand existing logistics and other services currently provided.  The acquired intangibles are being amortized over two to three years and amortization during the year ended December 31, 2007 was $155.

The preliminary allocations of the respective 2007 purchase prices discussed above are as follows:

	USAC	Black Hawk	Other	Total

Current assets	$2,262	$17	$--	$2,279
Property and equipment	3,425	3,928	--	7,353
Non-compete agreements	200	1,500	--	1,700
Customer relationships	4,800	13,800	681	19,281
Goodwill	3,709	16,756	--	20,465
Other noncurrent assets	215	--	--	215
Total assets acquired	14,611	36,001	681	51,293

Current liabilities	456	--	--	456
Debt and capital leases	1,214	759	--	1,973
Total liabilities assumed	1,670	759	--	2,429
Net assets acquired	$12,941	$35,242	$681	$48,864

On May 28, 2005, the Company acquired certain assets of the airport-to-airport operations of U.S. Express Enterprises, Inc. (“USX”) for $12,750 in cash. In connection with the purchase, the Company acquired the airport-to-airport customer list of USX and USX agreed not to compete in the airport-to-airport market for a period of ten years. The purchase price was allocated to acquired intangible assets with a total value of $12,750 (majority of the allocation to the non-compete agreement). The acquired intangible assets will be amortized over a period of ten years. The Company began amortizing the assets on a straight-line basis during June 2005 and recorded amortization expense of approximately $1,275, $1,275, and $744 for the years ended December 31, 2007, 2006 and 2005, respectively.  The results of operations of the USX airport-to-airport operations are included in the consolidated financial statements, in our Forward Air segment, for the years ended December 31, 2007 and 2006, but only the results of operations from May 28, 2005 through December 31, 2005 are included in the consolidated statement of income for the year ended December 31, 2005.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2007

2.	Acquisition of Businesses (Continued)

The estimated amortization expense for the next five years on definite-lived intangible assets as of December 31, 2007 is as follows:

	2008	2009	2010	2011	2012

USX	$1,275	$1,275	$1,275	$1,275	$1,275
USAC	363	363	363	363	363
Black Hawk	1,680	1,680	1,680	1,680	1,655
Other	257	227	42	--	--
Total	$3,575	$3,545	$3,360	$3,318	$3,293

Customer relationships, and non-compete agreements have weighted-average useful lives of 10.6 years and 5.6 years, respectively, from the dates of acquisition.

The changes in the carrying value of goodwill by segment for the year ended December 31, 2007 are as follows:

	Forward
	Air	FASI	Total

Beginning balance, December 31, 2006	$15,588	$--	$15,588
USAC acquisition	--	3,709	3,709
Black Hawk acquisition	16,756	--	16,756
Ending balance, December 31, 2007	$32,344	$3,709	$36,053

The acquired goodwill is deductible for tax purposes.

3.	Investments

The Company had a total of $522 and $61,650 in available-for-sale securities as of December 31, 2007 and 2006, respectively. The Company’s investments consist of state municipal bonds (often referred to as auction rate securities). The Company has the option to go to auction every 7-35 days with the auction rate securities, but the stated maturities of the investments are longer-term. The Company had interest income of $1,750, $2,973 and $2,476 for the years ended December 31, 2007, 2006 and 2005, respectively, on its investments.  The decline in investments and interest income from 2006 to 2007 was the result of cash used to fund acquisition activity (see note 2), the purchase of new facilities (see note 4) and the repurchase of Company common stock (see note 6).

Securities are classified as available for sale when the Company does not intend to hold the securities to maturity nor regularly trade the securities.

The following is a summary of available-for-sale securities at December 31, 2007 and 2006:

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
December 31, 2007
Available-for-sale securities	$522	$--	$--	$522

December 31, 2006
Available-for-sale securities	$61,650	$--	$--	$61,650

Gross realized gains (losses) on sales of available-for-sale securities were less than $1 for each of the years ended December 31, 2007, 2006 and 2005. The net adjustments to unrealized holding gains (losses) on available-for-sale securities included in other comprehensive income totaled $0, $0 and ($4) in 2007, 2006 and 2005, respectively. Realized gains and losses are recorded based on the specific identification of securities sold.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2007

3.	Investments (Continued)

  The Company’s remaining investments have a remaining contract maturity of over twenty years, but the expected maturities will differ from contractual maturities because the Company has the intent and ability to sell prior to stated maturity without penalty (via auction).

4.	Property

      In June 2007, the Company completed the purchase of a new regional hub near Atlanta, Georgia for $14,870. The deposit of $1,478 paid in September 2006, previously included in noncurrent other assets, was applied to this purchase price.

      In March 2007, the Company completed the purchase of a new terminal near Chicago, Illinois for $22,312. The deposit of $3,316 paid in July 2006, previously included in noncurrent other assets, was applied to this purchase price.

      In addition, in February 2007, the Company acquired land near Dallas/Fort Worth, Texas for $3,045 on which the Company plans to build a new regional hub facility.  The Company anticipates completion of this facility during 2008.

5.	Debt and Capital Lease Obligations

Credit Facilities

On October 10, 2007, the Company entered into a $100,000 senior credit facility. This new facility has a term of five years and includes an accordion feature, which allows for an additional $50,000 in borrowings on such terms and conditions as set forth in the Credit Agreement. The senior credit facility matures on October 10, 2012. The facility will replace the Company's existing $20,000 line of credit, which matures on April 30, 2008. The Company entered into this new, larger credit facility in order to fund potential acquisitions, the repurchase of its common stock, and for financing other general business purposes.  Interest rates for advances under the facility are at LIBOR plus 0.6% to 0.9% based upon covenants related to total indebtedness to earnings (5.2% at December 31, 2007). The agreement contains certain covenants and restrictions, none of which are expected to significantly affect our operations or ability to pay dividends.  No assets are pledged as collateral against the senior credit facility.  As of December 31, 2007, the Company had $30,000 outstanding under the senior credit facility. At December 31, 2007, the Company had $64,530 of available borrowing capacity outstanding under the senior credit facility, not including the accordion feature, and had utilized $5,470 of availability for outstanding letters of credit.

At December 31, 2007 the Company’s previous $20,000 unsecured working capital line of credit was still available while the Company transitioned letters of credit to the new senior credit facility.   On May 25, 2006, the Company amended the unsecured working capital line of credit facility to extend the maturity date to April 30, 2008. Interest rates for advances under the facility vary from LIBOR plus 1.0% to 1.9% based upon covenants related to total indebtedness and cash flows (6.0% and 6.4% at December 31, 2007 and 2006, respectively). The agreement contains certain covenants and restrictions, none of which are expected to significantly affect our operations or ability to pay dividends. As of December 31, 2007 and 2006, the Company had no borrowings outstanding under this line of credit facility. At December 31, 2007 and 2006, the Company had $17,190 and $15,615 of available borrowing capacity outstanding under the line, respectively, and had utilized $2,810 and $4,385 of availability for outstanding letters of credit, respectively.

Other Long-Term Debt

In conjunction with the July 2007 acquisition of certain assets and liabilities of USAC, the Company assumed $1,188 in equipment notes. Interest on the equipment notes is fixed at various rates between 5.9% and 8.5%.

Annual maturities of long-term debt including the senior credit facility, at December 31, 2007, are as follows:

2008	$617
2009	117
2010	18
2011	--
2012	30,000
Total	$30,752

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2007

5.	Debt and Capital Lease Obligations (Continued)

Capital Leases

In September 2000, the Company entered into an agreement with the Rickenbacker Port Authority (“Rickenbacker”) to lease a building located near the Company’s Columbus, Ohio hub facility. At the inception of the lease, the Company made a $2,004 loan to Rickenbacker. The lease agreement has a ten-year initial term, with two five-year renewal options.  At December 31, 2007, the present value of the future minimum lease payments was $796. Because the lease met the criteria for classification as a capital lease, the leased building was recorded in property and equipment at $3,015 (which represented the present value of the total minimum lease payments, including the $2,004 initial payment), as it is less than the fair value at the inception date. The building is being depreciated over the initial lease term.  SFAS No. 13, Accounting for Leases, requires that a lease meet one or more of four specified criteria in order to be classified as a capital lease. With respect to the Rickenbacker lease, it was classified as a capital lease since the present value of the minimum lease payments, including the initial $2,004 payment, exceeded 90.0% of the fair value of the property at lease inception.

In July and December 2007 in conjunction with the acquisition of certain assets and liabilities of USAC and Black Hawk, the Company assumed several equipment leases that met the criteria for classification as a capital lease.  The leased equipment is being amortized over the shorter of the lease term or their useful life.

Property and equipment include the following amounts for assets under capital leases:

	December 31
	2007	2006
Buildings	$3,015	$3,015
Equipment	621	--
Less accumulated amortization	1,260	1,066
	$2,376	$1,949

Amortization of assets under capital leases is included in depreciation and amortization expense.

Future minimum payments, by year and in the aggregate, under non-cancelable capital leases with initial or remaining terms of one year or more consist of the following at December 31, 2007:

2008	$323
2009	316
2010	263
2011	210
2012	201
Thereafter	713
Total	2,026
Less amounts representing interest	462
Present value of net minimum lease payments
(including current portion of $213)	$1,564

Interest Payments

Interest payments during 2007, 2006 and 2005 were $433, $81 and $104, respectively, none of which were capitalized.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2007

6.	Shareholders’ Equity, Stock Options and Net Income per Share

Preferred Stock

The Company has a shareholder rights plan that allows the Board of Directors to issue, at its discretion, up to 5,000,000 shares of preferred stock, par value $0.01. The terms and conditions of the preferred shares are to be determined by the Board of Directors. No shares have been issued to date.  The shareholder rights plan also establishes notice requirements for nominations for election to the Board of Directors and for proposing matters that can be acted upon by shareholders at a meeting.

Cash Dividends

Prior to February 15, 2005, the Company had never declared a cash dividend. During each quarter of 2007 and 2006, the Company’s Board of Directors declared a cash dividend of $0.07 per share of common stock. During each quarter of 2005, the Company’s Board of Directors declared a cash dividend of $0.06 per share of common stock. On February 11, 2008, the Company’s Board of Directors declared a $0.07 per share dividend that will be paid in the first quarter of 2008. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

Repurchase of Common Stock

On July 25, 2002, the Company announced that its Board of Directors approved a stock repurchase program for up to three million shares of common stock (the “2002 Repurchase Plan”). During 2005, the Company completed the repurchase of the shares authorized under the 2002 Repurchase Plan. For the year ended December 31, 2005, the Company repurchased 1,558,350 shares of common stock, under the 2002 Repurchase Plan for $49,050, or $31.47 per share.

On November 17, 2005, the Company announced that its Board of Directors approved a stock repurchase program for up to three million shares of common stock (the “2005 Repurchase Plan”). During the year ended December 31, 2007, the Company repurchased the remaining available shares of common stock under the 2005 Repurchase plan, or 1,613,327 shares, for $49,079, or $30.42 per share.  For the year ended December 31, 2006, the Company repurchased 1,302,695 shares of common stock under the 2005 Repurchase Plan for $41,722, or $32.03 per share. For the year ended December 31, 2005, the Company repurchased 83,978 shares of common stock under the 2005 Repurchase Plan for $3,210, or $38.23 per share.

On July 31, 2007 our Board of Directors approved an additional stock repurchase program for up to two million shares of the Company’s common stock (the “2007 Repurchase Plan”).  During the year ended December 31, 2007, the Company repurchased 211,173 shares of common stock under the 2007 Repurchase Plan for $6,055, or $28.68 per share. As of December 31, 2007, 1,788,827 shares of common stock remain that may be repurchased under the 2007 Repurchase Plan.

Share-Based Compensation

At December 31, 1998, the Company had reserved 4,500,000 shares of common stock under the 1992 Amended and Restated Stock Option and Incentive Plan (the “1992 Plan”). As of February 2004, the Company had reserved 4,500,000 common shares under the 1999 Stock Option and Incentive Plan, resulting in a total of 9,000,000 shares being reserved under the Plans. Options issued under the Plans have seven to ten-year terms and originally vested over a one to five year period. As of November 12, 2002, no additional options may be granted under the 1992 Plan resulting in the cancellation of 57,000 options available for grant under the 1992 Plan. On December 31, 2005, the Company's Board of Directors accelerated the vesting of all of the Company's outstanding and unvested stock options awarded to employees, officers and non-employee directors under the Company's stock option award plans.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2007

6.	Shareholders’ Equity, Stock Options and Net Income per Share (Continued)

Employee Activity - Options

The following table summarizes the Company’s employee stock option activity and related information for the years ended December 31, 2007, 2006 and 2005:

	2007		2006		2005
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
	(000)	Price	(000)	Price	(000)	Price

Outstanding at beginning of year	1,475	$23	1,957	$23	1,443	$15
Granted/converted	847	31	--	--	985	29
Exercised	(64)	20	(476)	23	(443)	9
Forfeited	(12)	29	(6)	34	(28)	22
Outstanding at end of year	2,246	$26	1,475	$23	1,957	$23
Exercisable at end of year	1,409	$23	1,475	$23	1,957	$23
Options/shares available for grant	357		1,192		1,315
Average aggregate intrinsic value
for options outstanding	$13,552
Average aggregate intrinsic value
for exercisable options	$12,733
Weighted-average fair value of
options granted during the year	$10.98		$--		$12.79

The following table summarizes information about stock options outstanding as of December 31, 2007:

Range of Exercise Price	Number Outstanding (000)	Weighted-Average Remaining Contractual Life	Weighted-Average Exercise Price	Number Exercisable (000)	Weighted-Average Exercise Price
$4.17 - 4.95	66	1.0	$4.28	66	$4.28
11.33 - 15.87	210	4.9	13.55	210	13.55
17.60 - 24.94	366	5.0	20.49	366	20.49
28.97 - 35.53	1,604	6.7	30.24	767	28.99
$4.17 - 35.53	2,246	6.1	$26.33	1,409	$23.32

Share-based compensation expense for options granted was $1,823 and was recognized in salaries, wages and employee benefits. The total tax benefit related to the share-based expense for these options was $390 for the year ended December 31, 2007. Total compensation cost, net of estimated forfeitures, related to the options not yet recognized in earnings was $6,431 at December 31, 2007. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Employee Activity – Non-vested shares

During the year ended December 31, 2006. the Company granted 129,350 non-vested shares to key employees with a weighted-average fair value of $36.09.  During the years ended December 31, 2007 and 2006, 0 and 13,750 non-vested shares were forfeited by employees.  Share-based compensation expense of $1,286 and $1,175 for non-vested shares granted to employees during 2006 was recognized in salaries, wages and employee benefits during the years ended December 31, 2007 and 2006, respectively. Estimated dividend forfeitures on

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2007

6.	Shareholders’ Equity, Stock Options and Net Income per Share (Continued)

non-vested shares recorded to share-based compensation during the years ended December 31, 2007 and 2006 were $1 and $5, respectively.  The total tax benefit related to this share-based expense was $487 and $443 for the years ended December 31, 2007 and 2006, respectively.

During the year end December 31, 2007, 38,540 previously non-vested shares with a total grant date fair value of $1,391 vested to employees, leaving 77,060 non-vested shares outstanding at December 31, 2007.  Total compensation cost, net of estimated forfeitures, related to the non-vested shares not yet recognized in earnings was $1,472 at December 31, 2007. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Employee Activity – ESPP

Under the ESPP, the Company is authorized to issue up to a remaining 469,701 shares of common stock to employees of the Company. For the years ended December 31, 2007 and 2006, participants under the plan purchased 9,378 and 9,237 shares, respectively, at an average price of $27.66 and $28.54 per share, respectively. The weighted-average fair value of each purchase right under the ESPP granted for the years ended December 31, 2007 and 2006, which is equal to the discount from the market value of the common stock at the end of each six month purchase period, was $5.09 and $4.90 per share, respectively. Share-based compensation expense of $48 and $45 was recognized in salaries, wages and employee benefits, during the years ended December 31, 2007 and 2006, respectively.

Non-employee Directors – Non-vested shares

On May 22, 2007, the Company’s shareholders approved the Company’s Amended and Restated Non-Employee Director Stock Plan (the “Amended Plan”).  The Amended Plan is designed to better enable the Company to attract and retain well-qualified persons for service as directors of the Company.  Under the Amended Plan, on the first business day after each Annual Meeting of Shareholders, each non-employee director will automatically be granted an award (the “Annual Grant”), in such form and size as the Board determines from year to year.  Unless otherwise determined by the Board, Annual Grants will become vested and nonforfeitable one year after the date of grant so long as the non-employee director’s service with the Company does not earlier terminate.  Each director may elect to defer receipt of the shares under a non-vested share award until the director terminates service on the Board of Directors.  If a director elects to defer receipt, the Company will issue deferred stock units to the director, which do not represent actual ownership in shares and the director will not have voting rights or other incidents of ownership until the shares are issued.  However, the Company will credit the director with dividend equivalent payments in the form of additional deferred stock units for each cash dividend payment made by the Company.  After approval of the Amended Plan, 14,268 non-vested shares and 4,756 deferred stock units were issued to the Company’s non-employee directors with a weighted-average fair value of $33.64.  The share-based compensation for these awards are recognized, net of estimated forfeitures, ratably over the requisite service period, or vesting period, of one year.  Share-based compensation expense related to the Amended Plan of $373 was recognized in salaries, wages and employee benefits during the year ended December 31, 2007.  The total tax benefit related to the share-based expense was $141 for the year ended December 31, 2007. Total compensation cost, net of estimated forfeitures, related to the non-vested shares and deferred stock units not yet recognized in earnings was $267 at December 31, 2007.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

On May 23, 2006, the Company’s shareholders approved the Company’s 2006 Non-Employee Director Stock Plan (the “2006 Plan”).  During 2006, 11,250 non-vested shares and 2,250 deferred stock units were issued to the Company’s non-employee directors with a weighted-average fair value of $36.27.  In April 2007, 375 non-vested shares with fair values of $30.88 per share were issued to a new non-employee director   During the years ended December 31, 2007 and 2006, share-based compensation expense of $179 and $82, respectively, was recognized in salaries, wages and employee benefits for non-vested shares granted to non-employees directors since May 2006 under the Company’s 2006 Non-Employee Director Stock Plan (the “2006 Plan”). The total tax benefits related to this share-based expense was $68 and $31 for the years ended December 31, 2007 and 2006, respectively.

During the year ended December 31, 2007, 3,750 previously non-vested shares and 750 deferred stock units with a total grant date fair value of $163 vested to non-employee directors, leaving 7,875 non-vested shares and 1,500 deferred stock units outstanding at December 31, 2007.  Total compensation cost, net of estimated forfeitures, related to these non-vested shares granted to non-employee directors not yet recognized in earnings was $240 at December 31, 2007. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

 FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2007

6.	Shareholders’ Equity, Stock Options and Net Income per Share (Continued)

Non-employee Directors - Options

In addition to the above activity, each May from 1995 to 2005 options were granted to the non-employee directors of the Company.  The options have terms of ten years and are fully exercisable. At December 31, 2007, 111,875 options were outstanding and will expire between July 2010 and May 2015.  At December 31, 2007, the total aggregate intrinsic value of these options was $1,145 and the weighted-average exercise price and remaining contractual term were $22 and 5.7 years, respectively.

Net Income Per Share

The following table sets forth the computation of net income per basic and diluted share:

	2007	2006	2005
Numerator:
Numerator for basic and diluted net income per share	$44,925	$48,923	$44,909

Denominator:
Denominator for basic net income per share - weighted-average shares (in thousands)	29,609	31,091	31,847
Effect of dilutive stock options and non-vested shares (in thousands)	353	430	572
Denominator for diluted net income per share - adjusted weighted-average shares (in thousands)	29,962	31,521	32,419
Basic net income per share	$1.52	$1.57	$1.41
Diluted net income per share	$1.50	$1.55	$1.39

The number of options and non-vested shares that could potentially dilute income per basic share in the future, but that were not included in the computation of income per diluted share because to do so would have been anti-dilutive for the periods presented, were approximately 120,000, 105,000 and 3,000 in 2007, 2006 and 2005, respectively.

7.	Income Taxes

The provision for income taxes consists of the following:

	2007	2006	2005
Current:
Federal	$23,179	$25,663	$22,706
State	3,613	4,094	3,670
	26,792	29,757	26,376
Deferred:
Federal	525	(57)	(50)
State	71	(79)	2
	596	(136)	(48)
	$27,388	$29,621	$26,328

The tax benefits associated with the exercise of stock options during the years ended December 31, 2007, 2006 and 2005 were $1,261, $1,967 and $5,074, respectively, and are reflected as an increase in additional paid-in capital in the accompanying consolidated statements of shareholders’ equity.

In addition to the provision for income taxes included in the accompanying consolidated statements of income, a deferred tax benefit of approximately $2 is included in other comprehensive income for the year ended December 31, 2005.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2007

7.	Income Taxes (Continued)

The historical income tax expense differs from the amounts computed by applying the federal statutory rate of 35.0% to income before income taxes as follows:

	2007	2006	2005
Tax expense at the statutory rate	$25,310	$27,490	$24,933
State income taxes, net of federal benefit	2,574	2,839	2,386
Meals and entertainment	289	233	207
Tax-exempt interest income	(406)	(1,005)	(872)
Federal income tax credits	(498)	--	--
Other	119	64	(326)
	$27,388	$29,621	$26,328

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31
	2007	2006
Deferred tax assets:
Accrued expenses	$2,509	$1,917
Allowance for doubtful accounts	440	351
Non-compete agreements	488	260
Share-based compensation	1,426	854
Accruals for income tax contingencies	478	--
Net operating loss carryforwards	408	408
Total deferred tax assets	5,749	3,790
Valuation allowance	(408)	(408)
Total deferred tax assets, net of valuation allowance	5,341	3,382

Deferred tax liabilities:
Tax over book depreciation	7,412	5,943
Research and development expenses	--	12
Prepaid expenses deductible when paid	1,163	1,090
Other	2,351	1,746
Total deferred tax liabilities	10,926	8,791
Net deferred tax liabilities	$(5,585)	$(5,409)

The balance sheet classification of deferred income taxes is as follows:

	December 31
	2007	2006
Current assets	$1,786	$1,178
Noncurrent liabilities	(7,371)	(6,587)
	$(5,585)	$(5,409)

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2007

7.	Income Taxes (Continued)

Total income tax payments, net of refunds, during fiscal years 2007, 2006 and 2005 were $20,995, $26,019 and $22,476, respectively.

At December 31, 2007 and 2006, the Company had state net operating loss carryforwards of $8,425 that will expire between 2013 and 2024. The use of these state net operating losses is limited to the future taxable income of separate legal entities. As a result, the valuation allowance has been provided for certain state loss carryforwards. The valuation allowance was unchanged during 2007. Based on expectations of future taxable income, management believes that it is more likely than not that the results of operations will not generate sufficient taxable income to realize the deferred tax assets.

Income Tax Contingencies

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states and Canada. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2003.

The Company adopted the provisions of FIN 48 on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $1,397 increase in the liability for income tax contingencies, including related interest and penalties, which net of federal benefit of $420 was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The total liability for income tax contingencies at January 1, 2007, net of federal benefit is $977.  A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

Liability for
Unrecognized Tax
Benefits
Balance at January 1, 2007	$1,020
Additions for tax positions of current year	157
Reduction for lapses of 2003 state statute of limitations	60
Balance at December 31, 2007	$1,117

Included in the liability for unrecognized tax benefits at December 31, 2007 and January 1, 2007 are tax positions of $1,117 and $1,020 respectively, which represents tax positions where the realization of the ultimate benefit is uncertain and the disallowance of which would affect the Company’s annual effective income tax rate.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. Included in the liability for unrecognized tax benefits at December 31, 2007 and January 1, 2007, are accrued penalties of $220 and $195, respectively.  The liability for unrecognized tax benefits at December 31, 2007 and January 1, 2007 also included accrued interest of $240 and $182, respectively.  During the year ended December 31, 2007, the company accrued an additional $59 and $24, respectively, for potential interest and penalties.

8.	Operating Leases

The Company leases certain facilities under noncancellable operating leases that expire in various years through 2017. Certain of these leases may be renewed for periods varying from one to ten years.

Sublease rental income, including amounts from related parties (see note 9), was $452, $622 and $447 in 2007, 2006 and 2005.  The Company expects to receive aggregate future minimum rental payments under noncancellable subleases of approximately $165.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2007

8.	Operating Leases (Continued)

Future minimum rental payments under noncancellable operating leases with initial or remaining terms in excess of one year consisted of the following at December 31, 2007:

2008	$13,524
2009	10,702
2010	8,756
2011	5,419
2012	2,130
Thereafter	2,360
Total	$42,891

9.	Transactions With Related Parties

Transactions with Landair Transport, Inc.

Scott M. Niswonger, Chairman of the Board of the Company until May 2005, owns a majority interest in the parent company of Landair Transport, Inc. (“Landair”). Until September 2005, the Company had a sublease with Landair pursuant to which the Company sublet to Landair a portion of the headquarters of the Company in Greeneville, Tennessee that is leased from the Greeneville-Greene County Airport Authority. The Company sublet the facility to Landair for consideration based upon the cost of such facility to the Company and an agreed-upon percentage of usage. Sublease rental income charged to Landair in 2005 was approximately $17.  This amount is included in the 2005 sublease rental income disclosed in note 8.

Transactions With Sky Night, LLC

During 2007, 2006 and 2005, the Company purchased air transportation services from Sky Night, LLC (“Sky Night”), a limited liability corporation owned by Scott M. Niswonger. The air charter expense totaled approximately $64,  $143, and $105 in 2007, 2006 and 2005, respectively, and is included in other operating expenses in the accompanying consolidated statements of income.

During 2001, the Company entered into an agreement to sublease hangar space at its Greeneville, Tennessee headquarters to Sky Night. The initial term of the sublease was for 12 months. Currently, the hangar space is being sublet on a month-to-month basis. Sublease rental income charged to Sky Night was approximately $35 in 2007, 2006 and 2005.

10.	Commitments and Contingencies

The primary claims in the Company’s business are workers’ compensation, property damage, vehicle liability and medical benefits. Most of the Company’s insurance coverage provides for self-insurance levels with primary and excess coverage which management believes is sufficient to adequately protect the Company from catastrophic claims. In the opinion of management, adequate provision has been made for all incurred claims, including provision for estimated claims incurred but not reported.

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

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2007

10.	Commitments and Contingencies (Continued)

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

The Company has a retirement savings plan (the “401(k) Plan”). The 401(k) Plan is a defined contribution plan whereby employees who have completed 90 days of service, a minimum of 1,000 hours of service and are age 21 or older are eligible to participate. The 401(k) Plan allows eligible employees to make contributions of 2.0% to 80.0% of their annual compensation. Employer contributions were made at 25.0% during 2007, 2006 and 2005 of the employee’s contribution up to a maximum of 6.0% for all periods presented of total annual compensation except where government limitations prohibit.

Employer contributions vest 20.0% after two years of service and continue vesting 20.0% per year until fully vested. The Company’s matching contributions expensed in 2007, 2006 and 2005 were approximately $405, $365 and $256, respectively.

12.	Financial Instruments

Off Balance Sheet Risk

At December 31, 2007, the Company had letters of credit outstanding totaling $8,280 as required by its workers’ compensation and vehicle liability insurance providers.

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

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2007

12.	Financial Instruments (Continued)

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Investments:  The carrying amount for investments in available-for-sale securities was reported in the consolidated balance sheet at fair market value.

Accounts receivable and accounts payable: The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair value based on their short-term nature.

Debt and capital lease obligations: The fair value of the Company’s capital lease and other long-term debt obligations are estimated using discounted cash flow analyses, based on the Company’s current incremental borrowing rates for similar types of borrowing arrangements, and does not differ materially from the carrying amount.  The senior credit facility bears interest at variable rates, therefore its carrying amount approximates fair value.

13.	Segment Reporting

The Company operates in two reportable segments, based on differences in services provided.  Forward Air provides time-definite transportation and logistics services to the deferred air freight market.  FASI provides pool distribution services primarily to regional and national distributors and retailers.

The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies.”  Segment data includes intersegment revenues.  Assets and costs of the corporate headquarters are allocated to the segments based on usage.  The Company evaluates the performance of its segments based on net income.  The Company’s business is conducted principally in the U.S. and Canada.

The following table summarizes segment information about net income and assets used by the chief operating decision maker of the Company in making decisions regarding allocation of assets and resources as of and for the year ended December 31, 2007.   No segment information has been presented for the years ended December 31, 2006 and 2005 as FASI did not exist until July 30, 2007 and all 2006 and 2005 data would have been solely related to Forward Air.

	Forward Air	FASI	Eliminations	Consolidated

Year Ended December 31, 2007
External revenues	$376,711	$16,026	$--	$392,737
Intersegment revenues	108	--	(108)	--
Depreciation and amortization	10,372	452	--	10,824
Stock-based compensation expense	3,698	12	--	3,710
Interest expense	452	39	--	491
Interest income	1,745	5	--	1,750
Income tax expense	26,498	890	--	27,388
Net income	43,531	1,394	--	44,925
Total assets	236,978	17,910	(13,004)	241,884
Capital expenditures	42,986	4,040	--	47,026

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2007

14.	Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2007 and 2006:

	2007
	March 31	June 30	September 30	December 31
Operating revenue	$87,353	$93,147	$97,746	$114,491
Income from operations	15,839	18,313	16,904	19,992
Net income	10,293	11,475	10,753	12,404

Net income per share:
Basic	$0.34	$0.38	$0.36	$0.43
Diluted	$0.34	$0.38	$0.36	$0.43

	2006
	March 31	June 30	September 30	December 31
Operating revenue	$82,330	$86,779	$90,441	$93,208
Income from operations	16,956	19,767	19,788	18,885
Net income	11,008	13,021	12,725	12,169

Net income per share:
Basic	$0.35	$0.41	$0.41	$0.40
Diluted	$0.35	$0.41	$0.41	$0.40

Forward Air Corporation
Schedule II — Valuation and Qualifying Accounts

Col. A		Col. B	Col. C			Col. D		Col. E
			(1)		(2)
		Balance	Charged		Charged
		at	to Costs		to Other			Balance
		Beginning	and		Accounts	Deductions		at End of
		of Period	Expenses		Describe	-Describe		Period
					(in thousands)

Year ended December 31, 2007:
Allowance for doubtful accounts		$624	$(33)		$--	$(214)	(2)	$805
Allowance for revenue adjustments	(1)	236	2,312		--	2,211	(3)	337
		860	2,279		--	1,997		1,142
Year ended December 31, 2006:
Allowance for doubtful accounts		$637	$(223)		$--	$(210)	(2)	$624
Allowance for revenue adjustments	(1)	285	2,095		--	2,144	(3)	236
		922	1,872		--	1,934		860
Year ended December 31, 2005:
Allowance for doubtful accounts		$826	$(121)	$		$68	(2)	$637
Allowance for revenue adjustments	(1)	246	2,100		--	2,061	(3)	285
		1,072	1,979		--	2,129		922

(1) Represents an allowance for adjustments to accounts receivable due to disputed rates, accessorial charges and other aspects of previously billed shipments.
(2) Uncollectible accounts written off, net of recoveries.
(3) Adjustments to billed accounts receivable.

S-1

EXHIBIT INDEX
Exhibit
No.

3.1
Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999 (File No. 0-22490))

3.2
Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3.2 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007 filed with the Securities and Exchange Commission on August 2, 2007 (File No. 0-22490))

4.1
Form of Landair Services, Inc. Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1 filed with the Securities and Exchange Commission on September 27, 1993 (File No. 0-22490))

4.2
Form of Forward Air Corporation Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 filed with the Securities and Exchange Commission on November 16, 1998 (File No. 0-22490))

4.3
Rights Agreement, dated May 18, 1999, between the registrant and SunTrust Bank, Atlanta, N.A., including the Form of Rights Certificate (Exhibit A) and the Form of Summary of Rights (Exhibit B) (incorporated herein by reference to Exhibit 4 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999 (File No. 0-22490))

10.1*
Forward Air Corporation 2005 Employee Stock Purchase Plan (incorporated herein by reference to the registrant’s Proxy Statement filed with the Securities and Exchange Commission on April 20, 2005 (File No. 0-22490))

10.2*
Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1995 filed with the Securities and Exchange Commission on August 14, 1995 (File No. 0-22490))

10.3
Lease Agreement, dated as of June 1, 2006, between the Greeneville-Greene County Airport Authority and the registrant (incorporated herein by reference to Exhibit 10.3 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission on February 27, 2007 (File No. 0-22490))

10.4
Air Carrier Certificate, effective August 28, 2003 (incorporated herein by reference to Exhibit 10.5 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission on March 11, 2004 (File No. 0-22490))

10.5*
Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 1995 filed with the Securities and Exchange Commission on August 14, 1995 (File No. 0-22490))

10.6*
Amendment to the Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.7 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission on March 11, 2004 (File No. 0-22490))

10.7
Amended and Restated Loan and Security Agreement, dated as of September 10, 1998, between First Tennessee Bank National Association and the registrant (incorporated herein by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 1998 filed with the Securities and Exchange Commission on November 16, 1998 (File No. 0-22490))

10.8
Modification Agreement (to Amended and Restated Loan and Security Agreement), dated as of June 18, 2002, among the registrant, First Tennessee Bank National Association, FAF, Inc., Forward Air, Inc. and Transportation Properties, Inc. (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2002 filed with the Securities and Exchange Commission on August 14, 2002 (File No. 0-22490))

10.9
Letter Agreement, dated May 17, 2005, between the registrant and First Tennessee Bank National Association extending the maturity date of the registrant’s $20.0 million Master Secured Promissory Note under the Amended and Restated Loan and Security Agreement, dated as of September 10, 1998, as modified by Modification Agreement, dated as of June 18, 2002 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2005 filed with the Securities and Exchange Commission on August 9, 2005 (File No. 0-22490))

10.10
Letter Agreement, dated as of May 25, 2006, between the registrant and First Tennessee Bank National Association extending the maturity date of the registrant’s $20.0 million Master Secured Promissory Note under the Amended and Restated Loan and Security Agreement, dated as of September 10, 1998, as modified by Modification Agreement, dated as of June 18, 2002 and by Letter Agreement, dated May 17, 2005 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2006 filed with the Securities and Exchange Commission on August 4, 2006 (File No. 0-22490))

10.11
Five-year senior, unsecured revolving credit facility (incorporated by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2007 (File No. 0-22490))

10.12*
Employment Agreement dated October 30, 2007, between Forward Air Corporation and Bruce A. Campbell, including Attachment B, Restrictive Covenants Agreement entered into contemporaneously with and as part of the Employment Agreement (incorporated herein by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2007 (File No. 0-22490))

10.13*
Form of Incentive Stock Option Agreement under the registrant’s Amended and Restated Stock Option and Incentive Plan, as amended and 1999 Stock Option and Incentive Plan, as amended, for grants prior to February 12, 2006 (incorporated herein by reference to Exhibit 10.12 to the registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on March 22, 2006 (File No. 0-22490))

10.14*
Form of Non-Qualified Stock Option Agreement under the registrant’s Non-Employee Director Stock Option Plan, as amended, for grants prior to February 12, 2006 (incorporated herein by reference to Exhibit 10.13 to the registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on March 22, 2006 (File No. 0-22490))

10.15*
1999 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the period ended March 31, 1999 filed with the Securities and Exchange Commission on May 17, 1999 (File No. 0-22490))

10.16*
Amendment to the 1999 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the registrant’s Annual Report of Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission on March 11, 2004 (File No. 0-22490))

10.17*
Non-Qualified Stock Option Agreement dated August 21, 2000 between the registrant and Ray A. Mundy (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the period ended September 30, 2000 filed with the Securities and Exchange Commission on November 6, 2000 (File No. 0-22490))

10.18
Forward Air Corporation Section 125 Plan (incorporated herein by reference to Exhibit 10.18 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission on March 15, 2002 (File No. 0-22490))

10.19*
Form of Option Restriction Agreement between the registrant and each executive officer regarding certain restrictions on transferability of accelerated stock options granted under the registrant’s 1999 Stock Option and Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.18 to the registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on March 22, 2006 (File No. 0-22490))

10.20*
Form of Restricted Stock Agreement for an award of restricted stock under the registrant’s 1999 Stock Option and Incentive Plan, as amended, granted on or after February 12, 2006 (incorporated herein by reference to Exhibit 10.19 to the registrant’s Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on March 22, 2006 (File No. 0-22490))

10.21*
2006 Non-Employee Director Stock Plan (incorporated herein by reference to Appendix A of the registrant’s Proxy Statement filed with the Securities and Exchange Commission on April 24, 2006 (File No. 22490))

10.22*
Form of Non-Employee Director Restricted Stock Agreement for an award of restricted stock under the registrant's 2006 Non-Employee Director Stock Plan (incorporated herein by reference to Exhibit 99.2 to the registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 19, 2006 (File No. 22490))

10.23*
Schedule of Non-Employee Director Compensation effective May 24, 2006 (incorporated herein by reference to Exhibit 99.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2006 (File No. 0-22490))

10.24
Agreement of Purchase and Sale, dated as of July 10, 2006, among AMB Property II, L.P., Headlands Realty Corporation and Forward Air, Inc. (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 filed with the Securities and Exchange Commission on August 4, 2006  (File No. 0-22490))

10.25
Agreement of Purchase and Sale, dated as of September 14, 2006, by and between Headlands Realty Corporation and Forward Air, Inc. (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 filed with the Securities and Exchange Commission on November 3, 2006 (File No. 0-22490))

10.26
Asset Purchase Agreement dated November 26, 2007 by and among Forward Air Corporation, Black Hawk Freight Services, Inc. and the stockholders of Black Hawk Freight Services, Inc. (incorporated herein by reference to Exhibit 2.1 to the registrant’s current report on 8-K filed with the Securities and Exchange Commission on November 30, 2007 (file No. 000-22490))

14.1
Code of Ethics (incorporated herein by reference to Exhibit 14.1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission on March 11, 2004 (File No. 0-22490))

21.1
Subsidiaries of the registrant (incorporated herein by reference to Exhibit 21.1 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2000 filed with the Securities and Exchange Commission on April 2, 2001 (File No. 0-22490))

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

*Denotes a management contract or compensatory plan or arrangement.