Form 10-Q
period 2008-04-23
FORWARD AIR CORP
filed 2008-04-30
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2008
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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☒	Non-accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of April 28, 2008 was 28,827,854.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited).

Forward Air Corporation
Condensed Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	March 31, 2008	December 31, 2007
Assets
Current assets:
Cash	$3,235	$4,909
Short-term investments	522	522
Accounts receivable, less allowance of $1,340 in 2008 and $1,142 in 2007	64,080	59,734
Income taxes receivable	2,476	--
Other current assets	5,946	6,285
Total current assets	76,259	71,450

Property and equipment	161,982	158,354
Less accumulated depreciation and amortization	58,121	55,322
Total property and equipment, net	103,861	103,032
Goodwill and other acquired intangibles:
Goodwill	53,939	36,053
Other acquired intangibles, net of accumulated amortization of $4,634 in 2008 and $3,740 in 2007	29,097	29,991
Total goodwill and other acquired intangibles	83,036	66,044
Other assets	1,389	1,358
Total assets	$264,545	$241,884

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$14,354	$11,714
Accrued expenses	12,939	13,060
Income taxes payable	--	1,214
Current portion of debt and capital lease obligations	701	830
Total current liabilities	27,994	26,818

Debt and capital lease obligations, less current portion	41,359	31,486
Other long-term liabilities	4,605	4,476
Deferred income taxes	8,005	7,371

Shareholders’ equity:
Preferred stock	--	--
Common stock
Authorized shares – 50,000,000
Issued and outstanding shares – 28,756,065 in 2008 and 28,648,068 in 2007	287	286
Additional paid-in capital	2,855	--
Retained earnings	179,440	171,447
Total shareholders’ equity	182,582	171,733
Total liabilities and shareholders’ equity	$264,545	$241,884

The accompanying notes are an integral part of the financial statements

Forward Air Corporation
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three months ended
	March 31, 2008	March 31, 2007
Operating revenue:
Forward Air
Airport-to-airport	$82,059	$74,221
Logistics	12,253	8,184
Other	5,789	4,948
Forward Air Solutions
Pool distribution	7,837	--
Total operating revenue	107,938	87,353

Operating expenses:
Purchased transportation
Forward Air
Airport-to-airport	31,540	30,532
Logistics	9,180	6,146
Other	1,633	1,296
Forward Air Solutions
Pool distribution	1,172	--
Total purchased transportation	43,525	37,974
Salaries, wages and employee benefits	26,447	19,013
Operating leases	4,851	3,735
Depreciation and amortization	3,698	2,380
Insurance and claims	2,260	1,702
Other operating expenses	10,507	6,710
Total operating expenses	91,288	71,514
Income from operations	16,650	15,839

Other income (expense):
Interest expense	(301)	(40)
Other, net	154	753
Total other (expense) income	(147)	713
Income before income taxes	16,503	16,552
Income taxes	6,495	6,259
Net income	$10,008	$10,293

Net income per share:
Basic	$0.35	$0.34
Diluted	$0.35	$0.34
Dividends	$0.07	$0.07
Weighted average shares outstanding:
Basic	28,694	30,338
Diluted	28,982	30,665

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended
	March 31,	March 31,
	2008	2007
Operating activities:
Net income	$10,008	$10,293
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,698	2,380
Share-based compensation	1,535	593
Loss (gain) on sale of property and equipment	16	(62)
Provision for loss (recovery) on receivables	95	(93)
Provision for revenue adjustments	996	655
Deferred income taxes	514	1,797
Tax (benefit) provision for stock options exercised	(725)	7
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,437)	(952)
Prepaid expenses and other current assets	459	(440)
Accounts payable and accrued expenses	2,614	(2,734)
Income taxes	(2,931)	(1,024)
Net cash provided by operating activities	10,842	10,420

Investing activities:
Proceeds from disposal of property and equipment	4	188
Purchases of property and equipment	(2,645)	(22,570)
Proceeds from sales or maturities of available-for-sale securities	--	64,095
Purchases of available-for-sale securities	--	(44,520)
Acquisition of business	(18,526)	--
Other	(49)	(704)
Net cash used in investing activities	(21,216)	(3,511)

Financing activities:
Payments of debt and capital lease obligations	(606)	(9)
Borrowings on line of credit	20,000	--
Payments on line of credit	(10,000)	--
Proceeds from exercise of stock options	956	196
Payments of cash dividends	(2,013)	(2,127)
Repurchase of common stock	--	(7,538)
Cash settlement of share-based awards for minimum tax withholdings	(362)	(220)
Tax benefit (provision) for stock options exercised	725	(7)
Net cash provided by (used in) financing activities	8,700	(9,705)
Net decrease in cash	(1,674)	(2,796)
Cash at beginning of period	4,909	8,231
Cash at end of period	$3,235	$5,435

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements
(Unaudited, in thousands, except share and per share data)
March 31, 2008
1.	Basis of Presentation

Forward Air Corporation's (the Company) services can be broadly classified into two principal segments:  Forward Air, Inc. (Forward Air) and Forward Air Solutions, Inc. (FASI).

Through the Forward Air segment, the Company is a leading provider of time-definite transportation and related logistics services to the North American deferred air freight market and its activities can be broadly classified into three categories of services.  Forward Air’s airport-to-airport service operates a comprehensive national network for the time-definite surface transportation of deferred air freight.  The airport-to-airport service offers customers local pick-up and delivery and scheduled surface transportation of cargo as a cost effective, reliable alternative to air transportation.  Forward Air’s logistics services provide expedited truckload brokerage and dedicated fleet services.  Forward Air’s other services include shipment consolidation and deconsolidation, warehousing, customs brokerage, and other handling.  The Forward Air segment primarily provides its transportation services through a network of terminals located at or near airports in the United States and Canada.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company’s operating results are subject to seasonal trends when measured on a quarterly basis, therefore operating results for the three month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Forward Air Corporation Annual Report on Form 10-K for the year ended December 31, 2007.

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date, but does not include all of the financial information and notes required by United States generally accepted accounting principles for complete financial statements.

In connection with the USAC acquisition, the Company reorganized its management reporting structure along these lines of business. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information (“SFAS 131”), the Company has evaluated the segment reporting requirements and determined that it has two reportable segments.

The accompanying consolidated financial statements of the Company include Forward Air Corporation and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

2.	Recent Accounting Pronouncements

During September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 with earlier adoption encouraged. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009.   The Company adopted SFAS 157 on January 1, 2008 for all financial assets and liabilities, but the implementation did not have a significant impact on the Company's financial position or results of operations.  The Company has not yet determined the impact the implementation of SFAS 157 will have on the Company’s non-financial assets and liabilities which are not recognized or disclosed on a recurring basis.  However, the Company does not anticipate that the full adoption of SFAS 157 will significantly impact our consolidated financial statements.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

During February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company adopted SFAS 159 on January 1, 2008, but the implementation of SFAS 159 did not have a significant impact on the Company's financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for the Company beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS 141R on its consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for the Company beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS 160 on its consolidated financial position, results of operations or cash flows.

3.	Comprehensive Income

Comprehensive income includes any changes in the equity of the Company from transactions and other events and circumstances from non-owner sources. Comprehensive income for the three months ended March 31, 2008 and 2007 was $10,008 and $10,293, respectively. Comprehensive income approximated net income.

4.	Fair Value

The Company’s investments consist of state municipal bonds (often referred to as auction rate securities). The Company had a total of $522 in available-for-sale securities as of March 31, 2008 and December 31, 2007. These available-for-sale securities are remeasured to fair value on a recurring basis and are valued using level 1 inputs and the market approach as defined by SFAS 157.

5.	Share-Based Payments

The Company accounts for its share-based payments using SFAS No. 123(R), Share-Based Payment (“SFAS 123R”), and elected the modified prospective transition method on January 1, 2006. Under the modified prospective transition method, awards that are granted, modified, repurchased or canceled after the date of adoption are measured and accounted for in accordance with SFAS 123R. Share-based awards that were granted prior to the effective date continue to be valued in accordance with SFAS 123 and stock option expense for unvested options must be recognized in the statement of income. On December 31, 2005, the Company’s Board of Directors accelerated the vesting of all outstanding and unvested stock options awarded to employees, officers and non-employee directors under the Company’s stock option award plans. The primary purpose of the accelerated vesting of these options was to eliminate future compensation expense that the Company would otherwise have recognized in its statement of income with respect to these unvested options upon the adoption of SFAS 123R. As a result of the acceleration of the vesting of the Company’s outstanding and unvested options in 2005, there was no additional compensation expense recognized during the three months ended March 31, 2008 and 2007 related to options granted prior to January 1, 2006.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

Employee Activity

The Company’s general practice has been to make a single annual grant to key employees and to generally make other grants only in connection with new employment or promotions.  During 2006, the Company issued non-vested shares of common stock (“non-vested shares”) to key employees as the form of share-based awards. However, in 2007 and 2008, the Company returned to granting stock options to key employees as the Company believes stock options more closely link long-term compensation with the Company’s long-term goals.  Stock options granted during the three months ended March 31, 2008 and 2007 expire seven years from the grant date and vest ratably over a three-year period. The share-based compensation for these stock options is recognized, net of estimated forfeitures, ratably over the requisite service period, or vesting period. Based on the Company’s historical experience, forfeitures have been estimated. The Company used the Black-Scholes option-pricing model to estimate the grant-date fair value of options granted during the three months ended March 31, 2008 and 2007.  The weighted-average fair values of options granted during the three months ended March 31, 2008 and 2007 were $9.15 and $11.19, respectively, and were estimated using the following weighted-average assumptions:

	Three months ended March 31,
	2008	2007
Expected dividend yield	0.8%	0.8%
Expected stock price volatility	35.2%	37.0%
Weighted average risk-free interest rate	2.7%	4.7%
Expected life of options (years)	4.5	4.5

During the three months ended March 31, 2008 and 2007, share-based compensation expense for options granted to employees after December 31, 2005 was $926 and $285, respectively, and was recognized in salaries, wages and employee benefits.  The total tax benefit related to the share-based expense for these options was $242 and $108 for the three months ended March 31, 2008 and 2007, respectively.  Total compensation cost, net of estimated forfeitures, related to the options not yet recognized in earnings was $8,780 at March 31, 2008.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.  The following table summarizes the Company’s employee stock option activity and related information for the three months ended March 31, 2008:

	Three months ended March 31, 2008
				Weighted-
		Weighted-		Average
		Average	Aggregate	Remaining
	Options	Exercise	Intrinsic	Contractual
	(000)	Price	Value (000)	Term
Outstanding at beginning of period	2,246	$26
Granted	383	30
Exercised	(84)	11
Forfeited	(19)	31
Outstanding at end of period	2,526	$27	$9,795	6.1
Exercisable at end of period	1,501	$25	$9,287	5.9

Share-based compensation expense of $408 and $272 for non-vested shares granted to employees during 2006 was recognized in salaries, wages and employee benefits during the three months ended March 31, 2008 and 2007, respectively. The total tax benefit related to this share-based expense was $161 and $103 for the three months ended March 31, 2008 and 2007, respectively. Total compensation cost, net of estimated forfeitures, related to the non-vested shares granted to employees not yet recognized in earnings was $1,176 at March 31, 2008. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

Non-employee Director Activity

Share-based compensation expense of $202 and $35 for non-vested shares granted to non-employee directors was recognized in salaries, wages and employee benefits during the three months ended March 31, 2008 and 2007, respectively.  The total tax benefit related to this share-based expense was $79 and $13 for the three months ended March 31, 2008 and 2007, respectively.  Total compensation cost, net of estimated forfeitures, related to the non-vested shares granted to non-employee directors not yet recognized in earnings was $305 at March 31, 2008.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

In addition to the above activity, each May from 1995 to 2005 options were granted to the non-employee directors of the Company.  The options have terms of ten years and are fully exercisable. At March 31, 2008, 111,875 options were outstanding and will expire between July 2010 and May 2015.  At March 31, 2008, the total aggregate intrinsic value of these options was $1,011 and the weighted-average exercise price and remaining contractual term were $22 and 5.4 years, respectively.

6.	Debt and Capital Lease Obligations

On October 10, 2007, the Company entered into a $100,000 senior credit facility. This new facility has a term of five years and includes an accordion feature, which allows for an additional $50,000 in borrowings on such terms and conditions as set forth in the Credit Agreement. The senior credit facility matures on October 10, 2012. The facility replaced the Company's previous $20,000 line of credit. The Company entered into this new, larger credit facility in order to fund potential acquisitions, the repurchase of its common stock, and for financing other general business purposes.  Interest rates for advances under the facility are at LIBOR plus 0.6% to 0.9% based upon covenants related to total indebtedness to earnings (3.3% at March 31, 2008). The agreement contains certain covenants and restrictions, none of which are expected to significantly affect our operations or ability to pay dividends.  No assets are pledged as collateral against the senior credit facility.  As of March 31, 2008, the Company had $40,000 outstanding under the senior credit facility. At March 31, 2008, the Company had $54,530 of available borrowing capacity outstanding under the senior credit facility, not including the accordion feature, and had utilized $5,470 of availability for outstanding letters of credit.

7.	Acquisition of Businesses

On March 17, 2008, the Company acquired certain assets and liabilities of Pinch Holdings, Inc. and its related company AFTCO Enterprises, Inc. and certain of their respective wholly-owned subsidiaries (Pinch).  Pinch was a privately held provider of pool distribution, airport-to-airport, truckload, custom, and cartage services primarily in the Southwestern continental United States.  Pinch generated approximately $35,000 in revenue during the year ended December 31, 2007.  The acquisition of Pinch’s pool distribution services expands the geographic footprint of the FASI segment in the Southwestern United States.  In addition to providing additional tonnage density to the Forward Air airport-to-airport network, the acquisition of Pinch’s cartage and truckload business provides an opportunity for Forward Air to expand its service options in the Southwestern United States.  The purchased assets and liabilities and the results of operations of Pinch have been included in the consolidated financial statements since March 17, 2008.

The aggregate purchase price was $18,526, paid with the Company’s available cash and borrowings from the Company’s senior credit facility (see note 5).  Under the purchase agreement, $1,825 of the purchase price was paid into an escrow account to protect the Company against potential unknown liabilities.  The amount paid into escrow will be released to the sellers one year after the acquisition date.

The preliminary allocation of the purchase price is as follows:

Pinch
Property and equipment	$1,008
Goodwill	17,868
Total assets acquired	18,876

Debt	350
Total liabilities assumed	350
Net assets acquired	$18,526

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

At March 31, 2008, the acquired assets have been included in the Forward Air segment.  The assumed debt of $350 was settled on the date of purchase and there are no related amounts outstanding on March 31, 2008.  The Company is still in the process of identifying and valuing all acquired assets and liabilities and will adjust the purchase price allocation, including assignment between segments, as required to reflect the final valuation.

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

On December 3, 2007, the Company acquired certain assets and liabilities of Black Hawk Freight Services, Inc. ("Black Hawk").  The purchased assets and liabilities and the results of operations of Black Hawk have been included in the consolidated financial statements, in our Forward Air segment, since December 3, 2007.  Black Hawk was a privately held provider of airport-to-airport, truckload, custom, and cartage services that generated approximately $30,000 in revenue during the year ended December 31, 2006.  The acquisition of Black Hawk operations are complimentary to those of the Forward Air segment and will increase the geographic footprint of the segment in the Midwestern United States.  The aggregate purchase price was $35,242, paid with the Company’s available cash and borrowings from the Company’s senior credit facility.  Under the purchase agreement, $3,500 of the purchase price was paid into an escrow account to protect the Company against potential unknown liabilities.  The amount paid into escrow will be released to the sellers one year after the acquisition date.

Also during 2007, the Company acquired certain assets of two other operations for $681 in cash.  The assets purchased were truckload and cargo handling customer relationships.  These acquisitions were completed to expand existing logistics and other services currently provided.

Acquired customer relationships and non-compete agreements have weighted-average useful lives of 10.4 and 5.6 years, respectively. Amortization expense on acquired customer relationships and non-compete agreements during the three months ended March 31, 2008 and 2007 was $894 and $319, respectively.

The changes in the carrying value of goodwill for the three months ended March 31, 2008 are as follows:

	Forward Air	FASI	Total
Beginning balance, December 31, 2007	$32,344	$3,709	$36,053
Pinch acquisition	17,868	--	17,868
Adjustment to Black Hawk and USAC acquisitions	9	9	18
Ending balance, March 31, 2008	$50,221	$3,718	$53,939

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

8.	Net Income Per Share

The following table sets forth the computation of basic and diluted income per share (in thousands, except per share data):

	Three months ended
	March 31,	March 31,
	2008	2007
Numerator:
Numerator for basic and diluted net income per share - net income	$10,008	$10,293

Denominator:
Denominator for basic net income per share - weighted-average shares	28,694	30,338
Effect of dilutive stock options and non-vested shares	288	327
Denominator for diluted net income per share - adjusted weighted-average shares	28,982	30,665
Basic net income per share	$0.35	$0.34
Diluted net income per share	$0.35	$0.34

9.	Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states and Canada. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2003.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109) (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $1,397 increase in the liability for income tax contingencies, including related interest and penalties, which net of federal benefit of $420 was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The liability for income tax contingencies at January 1, 2007, net of federal benefit was $977, which represents tax positions where the realization of the ultimate benefit is uncertain and the disallowance of which would affect the Company’s annual effective income tax rate.

Included in the liability for unrecognized tax benefits at March 31, 2008 are tax positions of $1,151, which represents tax positions where the realization of the ultimate benefit is uncertain and the disallowance of which would affect the Company’s annual effective income tax rate. Approximately $958 of the unrecognized tax benefits relate to a contingency involving two of our subsidiaries and taxability in a state. It is reasonably possible that within the next twelve months this matter may be settled with the applicable state, but a range of settlement cannot be determined at this time.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

There were no significant changes to the accruals for unrecognized tax benefits and related interest and penalties during the first quarter of 2008.

For the three months ended March 31, 2008 and 2007, the effective income tax rates varied from the statutory federal income tax rate of 35.0%, primarily as a result of the effect of state income taxes, net of the federal benefit and permanent differences between book and tax net income.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

10.	Shareholders' Equity

During the three months ended March 31, 2008 dividends of $0.07 per share were declared on common stock then outstanding.  The quarterly dividends were paid on March 26, 2008.  During the three months ended March 31, 2007 dividends of $0.07 per share were declared on common stock then outstanding.  The quarterly dividends were paid on March 30, 2007.  The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

On November 17, 2005, the Company announced that its Board of Directors approved a stock repurchase program for up to three million shares of common stock (the “2005 Repurchase Plan”). In addition, on July 31, 2007, the Company’s Board of Directors approved an additional stock repurchase program for up to two million shares of the Company’s common stock (the “2007 Repurchase Plan”).  No shares were repurchased during the three months ended March 31, 2008.  For the three months ended March 31, 2007, the Company repurchased 242,200 shares of common stock, under the 2005 Repurchase Plan for $7,538, or $31.12 per share.  As of March 31, 2008, no shares remained eligible for purchase under the 2005 Repurchase Plan and 1,788,827 shares remained eligible for repurchase under the 2007 Repurchase Plan.

11.	Commitments and Contingencies

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

12.	Segment Reporting

The Company operates in two reportable segments, based on differences in services provided.  Forward Air provides time-definite transportation and logistics services to the deferred air freight market.  FASI provides pool distribution services primarily to regional and national distributors and retailers.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies disclosed in Note 1 to the Consolidated Financial Statements included in our 2007 Annual Report on Form 10-K. Segment data includes intersegment revenues.  Assets and costs of the corporate headquarters are allocated to the segments based on usage.  The Company evaluates the performance of its segments based on net income.  The Company’s business is conducted principally in the U.S. and Canada.

The following table summarizes segment information about net income and assets used by the chief operating decision maker of the Company in making decisions regarding allocation of assets and resources as of and for the three months ended March 31, 2008.   No segment information has been presented for the three months ended March 31, 2007 as FASI did not exist until July 30, 2007 and all 2007 data would have been solely related to Forward Air.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

	Three months ended March 31, 2008
	Forward Air	FASI	Eliminations	Consolidated
External revenues	$100,101	$7,837	$--	$107,938
Intersegment revenues	232	--	(232)	--
Depreciation and amortization	3,395	303	--	3,698
Stock-based compensation expense	1,509	26	--	1,535
Interest expense	288	13	--	301
Interest income	146	3	--	149
Income tax expense (benefit)	6,692	(197)	--	6,495
Net income (loss)	10,346	(338)	--	10,008
Total assets	260,212	17,418	(13,085)	264,545
Capital expenditures	2,460	185	--	2,645

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Executive Summary

Through our Forward Air segment, we are a leading provider of time-definite surface transportation and related logistics services to the North American deferred air freight market. We offer our customers local pick-up and delivery (Forward Air Complete™) and scheduled surface transportation of cargo as a cost-effective, reliable alternative to air transportation. We transport cargo that must be delivered at a specific time, but is less time-sensitive than traditional air freight. This type of cargo is frequently referred to in the transportation industry as deferred air freight. We operate our Forward Air segment through a network of terminals located on or near airports in 83 cities in the United States and Canada, including a central sorting facility in Columbus, Ohio and eleven regional hubs serving key markets.  We also offer our customers an array of logistics and other services including: expedited truckload brokerage (TLX); dedicated fleets; warehousing; customs brokerage; and shipment consolidation, deconsolidation and handling.

On July 30, 2007, through our subsidiary and reporting segment, Forward Air Solutions, Inc. (“FASI”), and in conjunction with the acquisition of USA Carriers, Inc. (“USAC”) we began providing pool distribution services throughout the Southeast, Midwest and Southwest continental United States.  Pool distribution involves the consolidation and shipment of several smaller less-than-truckload shipments to a common area or region.  Once at the regional destination, the consolidated loads are then deconsolidated and delivered to their unique destinations.  Our primary customers for this product are regional and nationwide distributors and retailers.  We service these customers through a twelve terminal network.

Our operations, particularly our network of hubs and terminals, represent substantial fixed costs. Consequently, our continued growth depends in significant part on our ability to increase the amount and revenue per pound of the freight shipped through our network and to grow other lines of businesses, such as pool distribution and TLX, which will allow us to maintain revenue growth in challenging shipping environments.

Trends and Developments

During the three months ended March 31, 2008 we experienced significant revenue growth across all product lines and segments over the same period in the prior year.  The revenue growth was primarily driven by our 2008 and 2007 acquisition activity, partially offset by challenging economic conditions.  On March 17, 2008, we acquired certain assets and liabilities of Pinch Holdings, Inc. and its related company AFTCO Enterprises, Inc. and certain of their respective wholly-owned subsidiaries (“Pinch”).  Pinch was a privately held provider of pool distribution, airport-to-airport, truckload, custom, and cartage services primarily to the Southwestern continental United States.  Pinch generated approximately $35.0 million in revenue during the year ended December 31, 2007.  The acquisition of Pinch’s pool distribution services expands the geographic footprint of the FASI segment in the Southwestern United States.  In addition to providing additional tonnage density to the Forward Air airport-to-airport network, the acquisition of Pinch’s cartage and truckload business provides an opportunity for Forward Air to expand its service options in the Southwestern United States.

Further, on December 3, 2007 we acquired certain assets and liabilities of Black Hawk Freight Services, Inc. (“Black Hawk”) to increase the penetration of our airport-to-airport network in the Midwest, Southwest and West continental United States.  Also, on July 30, 2007, we acquired certain assets and liabilities of USAC.  Through this acquisition we began providing pool distribution services throughout the Southeast, Midwest and Southwest continental United States.  Additionally, the acquisition of certain assets and liabilities of USAC provides an important operating platform that will enable further expansion of our Forward Air Complete™ pick-up and delivery product, TLX and value-added handling services.

Despite providing different benefits, these acquisitions fit into our “Completing the Model” strategic initiative of using acquisitions to grow existing business and to expand into new services and lines of business that will provide for revenue growth in any market conditions.  We will continue to evaluate acquisitions that can increase our penetration of a geographic area, add new customers, increase freight, or enable us to offer additional services.

During the three months ended March 31, 2008, we continued to experience a decrease in our income from operations as a percentage of operating revenue.  The decrease in income from operations as a percentage of operating revenue was driven by changes in our revenue mix and increasing fuel expense.  Revenue increases from our lower margin products have continued to outpace the revenue growth from our higher margin airport-to-airport service resulting in negative pressure on our operating margins.  This change in revenue mix has been accelerated as a result of our recent acquisitions.  In addition to the revenue mix, the recent acquisitions have increased the number of Company-employed drivers and Company-owned equipment.  These increases have significantly increased our fuel expense as we, not an owner operator, are responsible for the fuel expense.  During 2008, we expect lower year over year operating income margins as we anticipate increases in our other revenue streams to continue to outpace the increase in our airport-to-airport revenue and fuel expense will continue to increase significantly over prior periods.

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

Our FASI segment includes our pool distribution business and the related assets and liabilities purchased from USAC.

Results of Operations

The following table sets forth our consolidated historical financial data for the three months ended March 31, 2008 and 2007 (in millions):

	March 31,	March 31,
	2008	2007	Change	% Change
Operating revenue	$107.9	$87.3	$20.6	23.6%
Operating expenses:
Purchased transportation	43.5	38.0	5.5	14.5
Salaries, wages, and employee benefits	26.4	19.0	7.4	38.9
Operating leases	4.8	3.7	1.1	29.7
Depreciation and amortization	3.7	2.4	1.3	54.2
Insurance and claims	2.3	1.7	0.6	35.3
Other operating expenses	10.5	6.7	3.8	56.7
Total operating expenses	91.2	71.5	19.7	27.6
Income from operations	16.7	15.8	0.9	5.7
Other income (expense):
Interest expense	(0.3)	(0.1)	(0.2)	200.0
Other, net	0.1	0.8	(0.7)	(87.5)
Total other (expense) income	(0.2)	0.7	(0.9)	(128.6)
Income before income taxes	16.5	16.5	--	--
Income taxes	6.5	6.2	0.3	4.8
Net income	$10.0	$10.3	$(0.3)	(2.9)%

The following table sets forth our historical financial data by segment for the three months ended March 31, 2008 and 2007 (in millions):

	Three months ended
	March 31,	Percent of	March 31,	Percent of
	2008	Revenue	2007	Revenue
Operating Revenue
Forward Air	$100.1	92.8%	$87.3	100.0%
FASI	7.8	7.2	--	--
Total	107.9	100.0	87.3	100.0

Purchased Transportation
Forward Air	42.3	42.3	38.0	43.5
FASI	1.2	15.4	--	--
Total	43.5	40.3	38.0	43.5

Salaries, wages and employee benefits
Forward Air	22.6	22.6	19.0	21.8
FASI	3.8	48.7	--	--
Total	26.4	24.5	19.0	21.8

Operating Leases
Forward Air	4.3	4.3	3.7	4.2
FASI	0.5	6.4	--	--
Total	4.8	4.5	3.7	4.2

Depreciation and Amortization
Forward Air	3.4	3.4	2.4	2.8
FASI	0.3	3.8	--	--
Total	3.7	3.4	2.4	2.8

Insurance and claims
Forward Air	1.8	1.8	1.7	1.9
FASI	0.5	6.4	--	--
Total	2.3	2.1	1.7	1.9

Other operating expenses
Forward Air	8.7	8.7	6.7	7.7
FASI	1.8	23.1	--	--
Total	10.5	9.7	6.7	7.7

Income (loss) from operations
Forward Air	17.0	16.9	15.8	18.1
FASI	(0.3)	(3.8)	--	--
Total	$16.7	15.5%	$15.8	18.1%

The following table presents the components of the Forward Air segment’s operating revenue and purchased transportation for the three months ended March 31, 2008 and 2007:

	March 31,	Percent of	March 31,	Percent of
	2008	Revenue	2007	Revenue
Forward Air revenue
Airport-to-airport	$82.1	82.0%	$74.2	85.0%
Logistics	12.2	12.2	8.2	9.4
Other	5.8	5.8	4.9	5.6
Total	$100.1	100.0	$87.3	100.0%

Forward Air purchased transportation
Airport-to-airport	$31.5	38.4	$30.5	41.1%
Logistics	9.2	75.4	6.2	75.6
Other	1.6	27.6	1.3	26.5
Total	$42.3	42.3%	$38.0	43.5%

Three Months Ended March 31, 2008 compared to Three Months Ended March 31, 2007

Revenues

Operating revenue increased by $20.6 million, or 23.6%, to $107.9 million for the three months ended March 31, 2008 from $87.3 million in the same period of 2007.

Forward Air

Forward Air operating revenue increased $12.8 million, or 14.7%, to $100.1 million from $87.3 million, accounting for 92.8% of consolidated operating revenue for the three months ended March 31, 2008. Airport-to-airport revenue, which is the largest component of our consolidated operating revenue, increased $7.9 million, or 10.6%, to $82.1 million from $74.2 million, accounting for 82.0% of the segment’s operating revenue during the three months ended March 31, 2008 compared to 85.0% for the three months ended March 31, 2007.  The increase in airport-to-airport revenue was driven by an increase in tonnage and a minor increase in revenue per pound. Our airport-to-airport business is priced on a per pound basis and the average revenue per pound, including the impact of fuel surcharges, increased 1.7% for the three months ended March 31, 2008 versus the three months ended March 31, 2007. Tonnage that transited our network increased by 8.9% in the three months ended March 31, 2008 compared with the three months ended March 31, 2007.  The increase in tonnage was primarily driven by the increased activity resulting from our acquisitions of Black Hawk and Pinch in December 2007 and March 2008, respectively.  Average revenue per pound increased due to increased utilization of our Forward Air Complete pick up and delivery product in addition to increased fuel surcharges to offset rising fuel costs.

Logistics revenue, which is primarily truckload brokerage (TLX) and priced on a per mile basis, increased $4.0 million, or 48.8%, to $12.2 million in the first quarter of 2008 from $8.2 million in the same period of 2007.  The increase in logistics revenue is the result of new revenue obtained with the Black Hawk and Pinch acquisitions and our continuing efforts as part of our “Completing the Model” strategic initiative to grow TLX. We continue to place emphasis on capturing a larger percentage of truckload opportunities and correspondingly increasing our access to sufficient truckload capacity through the expansion of our owner operator fleet and the use of third-party transportation providers. During the three months ended March 31, 2008, we increased the number of miles driven to support our logistics revenue by 55.0%.  The average revenue per mile of our logistics product, including the impact of fuel surcharges, decreased 1.6% for the three months ended March 31, 2008 versus the three months ended March 31, 2007. The decrease in our revenue per mile is largely due to the weak shipping environment, the change in our business mix resulting from our efforts to capture additional truckload opportunities, and utilizing truckload opportunities to cost effectively position our owner-operators within our airport-to-airport network.  The decreases were offset by increased fuel surcharges to offset rising fuel costs.

Other revenue, which includes warehousing services and terminal handling, accounts for the final component of Forward Air operating revenue. Other revenue increased $0.9 million to $5.8 million, a 18.4% increase from $4.9 million for the same period in 2007.  The increase was primarily due to increased cartage, handling and storage revenue due to new services offered through our newly expanded facilities.

FASI

FASI operating revenue of $7.8 million represents revenue earned through our pool distribution service acquired with the USAC and Pinch acquisitions on July 30, 2007 and March 17, 2008, respectively. The pool distribution business is seasonal and operating revenues tend to be higher in the third and fourth quarters than the first and second quarters.  Typically, this pattern is the result of factors such as national holidays, customer demand and economic conditions. Additionally, a significant portion of FASI’s revenue is derived from customers whose business levels are impacted by the economy.

Purchased Transportation

Purchased transportation increased by $5.5 million, or 14.5%, to $43.5 million in the first quarter of 2008 from $38.0 million in the same period of 2007.  As a percentage of total operating revenue, purchased transportation was 40.3% during the three months ended March 31, 2008 compared to 43.5% for the same period in 2007.

Forward Air

Forward Air purchased transportation increased by $4.3 million, or 11.3%, to $42.3 million for the three months ended March 31, 2008 from $38.0 million for the three months ended March 31, 2007. The increase in purchased transportation is primarily attributable to an increase of approximately 9.9% in miles in addition to a 1.4% increase in the total cost per mile for the first quarter of 2008 versus the same period in 2007. As a percentage of segment operating revenue, Forward Air purchased transportation was 42.3% during the three months ended March 31, 2008 compared to 43.5% for the same period in 2007.

Purchased transportation costs for our airport-to-airport network increased $1.0 million, or 3.3%, to $31.5 million for the three months ended March 31, 2008 from $30.5 million for the three months ended March 31, 2007.  For the three months ended March 31, 2008, purchased transportation for our airport-to-airport network decreased to 38.4% of airport-to-airport revenue from 41.1% for the same period in 2007.  The 3.3% increase is attributable to a 2.0% increase in miles driven by our network of owner operators or third party transportation providers plus a 1.3% increase in cost per mile.  Miles driven by our network of owner operators or third party transportation providers increased to support the increased revenue activity discussed above.  However, the increased activity was offset by efforts to consolidate the number of loads carried, which in turn reduces the number of miles driven to support the airport-to-airport network.  In addition, as a result of the Black Hawk and Pinch acquisitions we now utilize company employed drivers in our airport-to-airport network which shifts a percentage of transportation costs from purchased transportation to salaries, wages and benefits.  The increase in cost per mile is attributable to increased customer utilization of Forward Air Complete, offset by savings obtained from increased utilization of our owner operator fleet instead of third party transportation providers, whose rate per mile is generally more costly than that of our owner operator fleet.

Purchased transportation costs related to our logistics revenue increased $3.0 million, or 48.4%, to $9.2 million for the three months ended March 31, 2008 from $6.2 million for the three months ended March 31, 2007. For the three months ended March 31, 2008, logistics’ purchased transportation costs represented 75.4% of logistics revenue versus 75.6% for the three months ended March 31, 2007. The decrease in logistics purchased transportation costs as a percentage of revenue resulted from a decrease in our cost per mile. Logistics cost per mile decreased due to increased utilization of our owner operator fleet instead of third party transportation providers, whose rate per mile is generally more costly than that of our network of owner operators.

Purchased transportation costs related to our other revenue increased $0.3 million, or 23.1%, to $1.6 million for the three months ended March 31, 2008 from $1.3 million for the three months ended March 31, 2007. Other purchased transportation costs as a percentage of other revenue increased to 27.6% of other revenue for the three months ended March 31, 2008 from 26.5% for the same period in 2007.   The increase in other purchased transportation is attributable to increased third party transportation services associated with new cartage services provided to customers.

FASI

FASI purchased transportation of $1.2 million represents costs associated with payment of drivers, both networked owner operators and third party transportation providers, for the transportation services provided to FASI. FASI purchased transportation was 15.4% of the segment’s operating revenue.  Due to the nature of the services provided FASI purchased transportation is lower as a percentage of revenue than our Forward Air segment as a larger percentage of the transportation services are performed by Company-employed drivers.

Salaries, Wages, and Benefits

Salaries, wages and employee benefits increased by $7.4 million, or 38.9%, to $26.4 million in the first quarter of 2008 from $19.0 million in the same period of 2007.  As a percentage of total operating revenue, salaries, wages and employee benefits was 24.5% during the three months ended March 31, 2008 compared to 21.8% for the same period in 2007.

Forward Air

Salaries, wages and employee benefits of Forward Air increased by $3.6 million, or 18.9%, to $22.6 million in the first quarter of 2008 from $19.0 million in the same period of 2007.  Salaries, wages and employee benefits were 22.6% of Forward Air operating revenue in the first quarter of 2008 compared to 21.8% for the same period of 2007. The increase in salaries, wages and employee benefits as a percentage of revenue was attributable to increased costs for share-based compensation.  Share-based compensation increased $0.9 million, or 0.8% as a percentage of Forward Air operating revenue, due to the annual grants of stock options and non-vested shares of common stock to key members of management and non-employee directors from 2006 to the present.  The remaining increase in total dollars is attributable to the increased headcount of mainly terminal and Company-employed drivers associated with our acquisitions of Black Hawk and Pinch.

FASI

FASI salaries, wages and employee benefits of $3.8 million represents costs associated with payment of employees, mainly company drivers and employees located at our terminals since our acquisitions of USAC and Pinch in the third quarter of 2007 and first quarter of 2008, respectively.  FASI salaries, wages and employee benefits were 48.7% of the segment’s operating revenue.  FASI salary, wages and employee benefits are higher as a percentage of operating revenue than our Forward Air segment, as a larger percentage of the transportation services are performed by Company-employed drivers.

Operating Leases

Operating leases increased by $1.1 million, or 29.7%, to $4.8 million in the first quarter of 2008 from $3.7 million in the same period of 2007.  Operating leases, the largest component of which is facility rent, were 4.5% of consolidated operating revenue for the three months ended March 31, 2008 compared with 4.2% in the same period of 2007.

Forward Air

Operating leases were 4.3% of Forward Air operating revenue for the three months ended March 31, 2008 compared with 4.2% in the same period of 2007.  The increase in operating leases in total dollars and as a percentage of operating revenue between periods was attributable to higher rent costs associated with the expansion of certain facilities, offset by decreases in operating leases due to the opening of Company-owned facilities.

FASI

FASI operating leases of $0.5 million represents facility rent for FASI’s 12 facilities since our USAC and Pinch acquisitions in the third quarter of 2007 and first quarter of 2008, respectively.  FASI does not currently own any of its facilities.  FASI operating leases were 6.4% of the segment’s operating revenue.

Depreciation and Amortization

Depreciation and amortization increased $1.3 million, or 54.2%, to $3.7 million in the first quarter of 2008 from $2.4 million in the same period of 2007.  Depreciation and amortization was 3.4% of consolidated operating revenue for the three months ended March 31, 2008 compared with 2.8% in the same period of 2007.

Forward Air

Depreciation and amortization expense as a percentage of Forward Air operating revenue was 3.4% in the first quarter of 2008 compared to 2.8% in the same period of 2007. The increase in depreciation and amortization expense is due to amortization on acquired Black Hawk intangible assets, increased depreciation related to new terminals and regional hubs in Chicago, Illinois and Atlanta, Georgia, placed in service in April 2007 and July 2007, respectively, and new tractors and trailers purchased during the third quarter of 2007.

FASI

FASI depreciation and amortization of $0.3 million represents $0.2 million of depreciation on acquired equipment and $0.1 million of amortization on acquired intangible assets since our USAC and Pinch acquisitions in the third quarter of 2007 and first quarter of 2008, respectively.  FASI depreciation and amortization expenses, as a percentage of the segment’s operating revenue, was 3.8%.

Insurance and Claims

Insurance and claims expense increased $0.6 million, or 35.3%, to $2.3 million for the three months ended March 31, 2008 from $1.7 million for the three months ended March 31, 2007.  Insurance and claims were 2.1% of consolidated operating revenue during 2008 compared with 1.9% in 2007.

Forward Air

Insurance and claims were 1.8% of Forward Air operating revenue in the first quarter of 2008 compared to 1.9% for the same period of 2007.  The $0.1 million, or 5.9% increase in insurance and claims for the first quarter of 2008 compared to first quarter of 2007 is attributable to increased vehicle insurance premiums resulting from the increase in the number of our owner operators in our fleet, Company-employed drivers and trailers from 2007 to 2008.

FASI

FASI insurance and claims of $0.5 million represents the cost of insurance premiums, accrued vehicle claims and accrued cargo claims since our USAC acquisition in July 2007.  FASI insurance and claims were 6.4% of the segment’s operating revenue.

Other Operating Expenses

Other operating expenses increased $3.8 million, or 56.7%, to $10.5 million in the first quarter of 2008 from $6.7 million in the same period of 2007.  Other operating expenses were 9.7% of consolidated operating revenue for the three months ended March 31, 2008 compared with 7.7% in the same period of 2007.

Forward Air

Other operating expenses were 8.7% of Forward Air operating revenue in the first quarter of 2008 compared to 7.7% in the same period of 2007. The 1.0% increase in other operating expenses as a percentage of Forward Air operating revenue was primarily attributable to a $1.1 million increase in fuel costs associated with increased number of Company-employed drivers as a result of Black Hawk and Pinch acquisitions in December 2007 and March 2008, respectively.  The remaining increase in total dollars is attributable to increased taxes, utilities and permits associated with new or expanded facilities and increases in other volume related costs resulting from the increases in tonnage transiting our system.

FASI

FASI other operating expenses of $1.8 million represent costs such as routine vehicle maintenance, utilities for our facilities, and miscellaneous office and administrative expenses since our USAC and Pinch acquisitions in July 2007 and March 2008, respectively.  FASI other operating expenses were 23.1% of the segment’s operating revenue.  Other operating expenses are higher as a percentage of revenue than our Forward Air segment due to the higher utilization of Company-owned equipment.

Income (loss) from operations

Income from operations increased by $0.9 million, or 5.7%, to $16.7 million for the first quarter of 2008 compared with $15.8 million for the same period in 2007.  Income from operations were 15.5% of consolidated operating revenue for the three months ended March 31, 2008 compared with 18.1% in the same period of 2007.

Forward Air

Income from operations increased by $1.2 million, or 7.6%, to $17.0 million for the first quarter of 2008 compared with $15.8 million for the same period in 2007.  Income from operations decreased as a percentage of Forward Air operating revenue to 16.9% for the three months ended March 31, 2008 from 18.1% for the same period in 2007.  The increase in income from operations was primarily a result of increased revenues mostly offset by increased costs for fuel expense and salaries, wages and benefits.  The decrease in income from operations as a percentage of revenue is a result of the change in our business mix resulting from the increase in revenue from the airport-to-airport service being outpaced by increases in revenue from less profitable services such as our truckload service.

FASI

FASI loss from operations, in the three months ended March 31, 2008 related to our USAC and Pinch acquisitions in July 2007 and March 2008 was $0.3 million, or 3.8% of FASI operating revenue.  The FASI loss is mainly driven by the highly seasonal nature of the pool distribution business.  The first and second quarters are traditionally the weakest, while the third quarter, and most acutely the fourth quarter, are traditionally the strongest quarters.

Interest Expense

Interest expense increased by $0.2 million to $0.3 million for the three months ended March 31, 2008 compared with less than $0.1 million for the three months ended March 31, 2007.  The increase in interest expense was mostly the result of net borrowings under our line of credit facility used to fund our acquisitions of Black Hawk and Pinch in December 2007 and March 2008, respectively.

Other Income, net

Other income, net was $0.1 million, or 0.1% of consolidated operating revenue, in the first quarter of 2008 compared with $0.8 million, or 0.9%, for the same period in 2007. The decrease in other income was attributable to lower interest income due to decreased average cash and investment balances as a result of cash used for stock repurchases during 2007, the purchase of real property for regional hubs and terminals, and the acquisitions of USAC and Black Hawk in 2007 and Pinch in 2008.

Provision for Income Taxes

The combined federal and state effective tax rate for the first quarter of 2008 was 39.4% compared to a rate of 37.8% for the same period in 2007. Our effective federal and state rate increased to provide for the decrease in tax-exempt interest income as discussed above, disallowance of share-based compensation on qualified stock options, and uncertain tax positions as required by Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109), (“FIN 48”).

Net Income

As a result of the foregoing factors, net income decreased by $0.3 million, or 2.9%, to $10.0 million for the first quarter of 2008 compared to $10.3 million for the same period in 2007.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”).  The preparation of financial statements in accordance with GAAP requires our management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying footnotes.  Our estimates and assumptions are based on historical experience and changes in the business environment.  However, actual results may differ from estimates under different conditions, sometimes materially.  Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results and require management’s most subjective judgments.  A summary of significant accounting policies is disclosed in Note 1 to the Consolidated Financial Statements included in our 2007 Annual Report on Form 10-K. Our critical accounting policies are further described under the caption “Discussion of Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2007 Annual Report on Form 10-K.

Impact of Recent Accounting Pronouncements

During September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 with earlier adoption encouraged. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009.   We adopted SFAS 157 on January 1, 2008 for all financial assets and liabilities, but the implementation did not have a significant impact on the Company's financial position or results of operations.  We have not determined the impact the implementation of SFAS 157 will have on our non-financial assets and liabilities, which are not recognized or disclosed on a recurring basis.  However, we do not anticipate that the full adoption of SFAS 157 will significantly impact our consolidated financial statements.

During February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We adopted SFAS 159 on January 1, 2008, but the implementation of SFAS 159 did not have a significant impact on our financial position or results of operations.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for us beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of SFAS 141R on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for us beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of SFAS 160 on our consolidated financial position, results of operations or cash flows.

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital purchases, with cash flows from operations and borrowings under our bank lines of credit. Net cash provided by operating activities totaled approximately $10.8 million for the three months ended March 31, 2008 compared to approximately $10.4 million for the same period in 2007. For cash provided by operating activities, the $0.3 million decrease in net income and the $4.5 million decrease in cash collected from trade accounts receivable were offset by a $0.9 million increase in non-cash expenses such as depreciation and amortization and share-based compensation.   Further offsetting the decrease in net income and cash collected from accounts receivable was a $4.3 million reduction in cash paid for trade accounts payables and other accrued expenses. The increases in accounts receivable and accounts payable were driven by the increased activity associated with our recent acquisitions.

Net cash used in investing activities was approximately $21.2 million for the three months ended March 31, 2008 compared with approximately $3.5 million used in investing activities during the three months ended March 31, 2007. Investing activities during the three months ended March 31, 2008 consisted primarily of the acquisition of certain assets and liabilities of Pinch and miscellaneous capital expenditures. Partially funding these activities were borrowings from our line of credit.

Net cash provided by financing activities totaled approximately $8.7 million for the three months ended March 31, 2008 compared with approximately $9.7 million used in financing activities for the same period in 2007. The increase in cash provided by financing activities was primarily attributable to $10.0 million in current year net borrowings under our line of credit and a $7.5 million reduction in share repurchases from the prior year. Net borrowings from our line of credit were used to fund the acquisition of Pinch.

On October 10, 2007 we entered into a new $100.0 million senior credit facility.  The new facility has a term of five years and includes an accordion feature, which allows for an additional $50.0 million in borrowings on such terms and conditions as set forth in the credit agreement.  Interest rates for advances under the senior credit facility are at LIBOR plus 0.6% to 0.9% based upon covenants related to total indebtness to earnings.  The facility replaced our previous $20.0 million line of credit.  We entered into this new, larger credit facility in order to fund potential acquisitions, repurchases of our common stock, and for financing other general business purposes.  At March 31, 2008, we had $54.5 million of available borrowing capacity under the senior credit facility, not including the accordion feature, and had utilized $5.5 million of availability for outstanding letters of credit.

On November 17, 2005, we announced that our Board of Directors approved a stock repurchase program for up to three million shares of common stock (the “2005 Repurchase Plan”). In addition, on July 31, 2007, our Board of Directors approved an additional stock repurchase program for up to two million shares of our common stock (the “2007 Repurchase Plan”).  No shares were repurchased during the three months ended March 31, 2008.  For the three months ended March 31, 2007, the Company repurchased 242,200 shares of common stock, under the 2005 Repurchase Plan for $7.5 million, or $31.12 per share.  As of March 31, 2008, no shares remained eligible for purchase under the 2005 Repurchase Plan and 1,788,827 shares remained eligible for repurchase under the 2007 Repurchase Plan.

During the three months ended March 31, 2008 and 2007, cash dividends of $0.07 per share were declared on common stock outstanding. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

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

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk relates principally to changes in interest rates for borrowings under our senior credit facility. The senior credit facility, which represents an aggregate principal amount of $40.0 million at March 31, 2008, bears interest at variable rates. Based on our borrowings during 2008, a hypothetical increase in interest rates of 10.0% would have increased our interest expense for the three months ended March 31, 2008 by less than $0.1 million and would have decreased our cash flow from operations for the three months ended March 31, 2008 by less than $0.1 million.

Our remaining exposure to market risk related to our other outstanding debt and available-for-sale securities is not significant and has not changed materially since December 31, 2007.

Item 4.	Controls and Procedures.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the first quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings.

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

Item 1A.	Risk Factors.

A summary of factors which could affect results and cause results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf, are further described under the caption “Risk Factors” in the Business portion of our 2007 Annual Report on Form 10-K.  There have been no changes in the nature of these factors since December 31, 2007.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no purchases of shares of our common stock during the three months ended March 31, 2008.

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

Not Applicable.

Item 5.	Other Information.

Not Applicable.

Item 6.	Exhibits.

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

Forward Air Corporation
Date: April 30, 2008	By:	/s/ Rodney L. Bell
Rodney L. Bell Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer)

By:	/s/ Michael P. McLean
Michael P. McLean Chief Accounting Officer, Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

No.	Exhibit
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