Form 10-Q
period 2008-06-30
FORWARD AIR CORP
filed 2008-08-01
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2008
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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of July 25, 2008 was 28,906,031.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited).

Forward Air Corporation
Condensed Consolidated Balance Sheets
(Dollars in thousands)
(Unaudited)

	June 30,	December 31,
	2008	2007
Assets
Current assets:
Cash	$1,082	$4,909
Accounts receivable, less allowance of $1,618 in 2008 and $1,142 in 2007	76,018	59,734
Income taxes receivable	1,041	--
Other current assets	8,067	6,807
Total current assets	86,208	71,450

Property and equipment	160,988	158,354
Less accumulated depreciation and amortization	57,240	55,322
Total property and equipment, net	103,748	103,032
Goodwill and other acquired intangibles:
Goodwill	45,045	36,053
Other acquired intangibles, net of accumulated amortization of $5,744 in 2008 and
$3,740 in 2007	37,067	29,991
Total goodwill and other acquired intangibles	82,112	66,044
Other assets	1,955	1,358
Total assets	$274,023	$241,884

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$13,512	$11,714
Accrued expenses	16,688	13,060
Income taxes payable	--	1,214
Current portion of debt and capital lease obligations	592	830
Total current liabilities	30,792	26,818

Long-term debt and capital lease obligations, less current portion	36,441	31,486
Other long-term liabilities	2,740	4,476
Deferred income taxes	8,138	7,371

Shareholders’ equity:
Preferred stock	--	--
Common stock, $0.01 par value:
Authorized shares – 50,000,000
Issued and outstanding shares – 28,842,841 in 2008 and 28,648,068 in 2007	288	286
Additional paid-in capital	6,106	--
Retained earnings	189,518	171,447
Total shareholders’ equity	195,912	171,733
Total liabilities and shareholders’ equity	$274,023	$241,884

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Operating revenue:
Forward Air
Airport-to-airport	$89,187	$77,237	$171,246	$151,458
Logistics	14,838	10,680	27,091	18,865
Other	6,188	5,230	11,977	10,178
Forward Air Solutions
Pool distribution	11,350	--	19,187	--
Total operating revenue	121,563	93,147	229,501	180,501

Operating expenses:
Purchased transportation
Forward Air
Airport-to-airport	33,472	29,739	65,011	60,271
Logistics	10,818	8,150	19,998	14,296
Other	1,572	1,477	3,205	2,773
Forward Air Solutions
Pool distribution	2,069	--	3,242	--
Total purchased transportation	47,931	39,366	91,456	77,340
Salaries, wages and employee benefits	29,404	19,964	55,851	38,977
Operating leases	5,884	3,882	10,735	7,617
Depreciation and amortization	3,998	2,494	7,696	4,874
Insurance and claims	1,614	1,900	3,874	3,602
Fuel expense	3,289	271	5,413	509
Other operating expenses	9,181	6,957	17,564	13,429
Total operating expenses	101,301	74,834	192,589	146,348
Income from operations	20,262	18,313	36,912	34,153

Other income (expense):
Interest expense	(328)	(41)	(629)	(81)
Other, net	56	469	210	1,221
Total other income (expense)	(272)	428	(419)	1,140
Income before income taxes	19,990	18,741	36,493	35,293
Income taxes	7,888	7,266	14,383	13,525
Net income	$12,102	$11,475	$22,110	$21,768

Net income per share:
Basic	$0.42	$0.38	$0.77	$0.72
Diluted	$0.42	$0.38	$0.76	$0.72
Weighted average shares outstanding:
Basic	28,805	29,805	28,737	30,070
Diluted	29,126	30,162	29,041	30,412

Dividends per share:	$0.07	$0.07	$0.14	$0.14

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended
	June 30,	June 30,
	2008	2007
Operating activities:
Net Income	$22,110	$21,768
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,696	4,874
Share-based compensation	3,120	1,483
Loss (gain) on sale of property and equipment	21	(235)
Provision for loss (recovery) on receivables	113	(114)
Provision for revenue adjustments	1,904	1,165
Deferred income taxes	1,428	1,514
Tax benefit for stock options exercised	(1,079)	(8)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(18,301)	(4,312)
Prepaid expenses and other current assets	(2,371)	1,347
Accounts payable and accrued expenses	2,514	(2,240)
Net cash provided by operating activities	17,155	25,242

Investing activities:
Proceeds from disposal of property and equipment	33	273
Purchases of property and equipment	(5,355)	(38,535)
Proceeds from sales or maturities of available-for-sale securities	--	126,635
Purchases of available-for-sale securities	--	(75,560)
Acquisition of business	(18,646)	--
Other	(93)	(676)
Net cash (used in) provided by investing activities	(24,061)	12,137

Financing activities
Payments of debt and capital lease obligations	(870)	(19)
Borrowings on line of credit	30,000	--
Payments on line of credit	(25,000)	--
Proceeds from exercise of stock options	2,138	275
Payments of cash dividends	(4,036)	(4,222)
Repurchase of common stock	--	(31,220)
Common stock issued under employee stock purchase plan	145	138
Cash settlement of share-based awards for minimum tax withholdings	(377)	(234)
Tax benefit for stock options exercised	1,079	8
Net cash provided by (used in) financing activities	3,079	(35,274)
Net (decrease) increase in cash	(3,827)	2,105
Cash at beginning of period	4,909	8,231
Cash at end of period	$1,082	$10,336

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements
 (In thousands, except share and per share data)
(Unaudited)
June 30, 2008

1.	Basis of Presentation

Forward Air Corporation's (the Company) services can be broadly classified into two principal segments:  Forward Air, Inc. (Forward Air) and Forward Air Solutions, Inc. (FASI).

Through the Forward Air segment, the Company is a leading provider of time-definite transportation and related logistics services to the North American deferred air freight market and its activities can be broadly classified into three categories of service.  Forward Air’s airport-to-airport service operates a comprehensive national network for the time-definite surface transportation of deferred air freight.  The airport-to-airport service offers customers local pick-up and delivery and scheduled surface transportation of cargo as a cost effective, reliable alternative to air transportation.  Forward Air’s logistics services provide expedited truckload brokerage and dedicated fleet services.  Forward Air’s other services include shipment consolidation and deconsolidation, warehousing, customs brokerage, and other handling.  The Forward Air segment primarily provides its transportation services through a network of terminals located at or near airports in the United States and Canada.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company’s operating results are subject to seasonal trends when measured on a quarterly basis, therefore operating results for the three month and six month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and footnotes thereto included in the Forward Air Corporation Annual Report on Form 10-K for the year ended December 31, 2007.

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

During September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 with earlier adoption encouraged. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009.   The Company adopted SFAS 157 on January 1, 2008 for all financial assets and liabilities, but the implementation did not have a significant impact on the Company's financial position or results of operations.  The Company has not yet determined the impact the implementation of SFAS 157 will have on the Company’s non-financial assets and liabilities which are not recognized or disclosed on a recurring basis.  However, the Company does not anticipate that the full adoption of SFAS 157 will significantly impact our consolidated financial statements.

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

Comprehensive income includes any changes in the equity of the Company from transactions and other events and circumstances from non-owner sources. Comprehensive income for the three and six months ended June 30, 2008 was $12,102 and $22,110, respectively. Comprehensive income for the three and six months ended June 30, 2007 was $11,475 and $21,768, respectively. In each case, comprehensive income approximated net income.

4.	Fair Value

The Company’s investments consist of state municipal bonds (often referred to as auction rate securities). The Company had a total of $500 and $522 in available-for-sale securities as of June 30, 2008 and December 31, 2007, respectively. These available-for-sale securities are remeasured to fair value on a recurring basis and are valued using level 1 inputs and the market approach as defined by SFAS 157.

5.	Share-Based Payments

The Company accounts for its share-based payments using SFAS No. 123(R), Share-Based Payment (“SFAS 123R”), and elected the modified prospective transition method on January 1, 2006. Under the modified prospective transition method, awards that are granted, modified, repurchased or canceled after the date of adoption are measured and accounted for in accordance with SFAS 123R. Share-based awards that were granted prior to the effective date continue to be valued in accordance with SFAS 123 and stock option expense for unvested options must be recognized in the statement of income. On December 31, 2005, the Company’s Board of Directors accelerated the vesting of all outstanding and unvested stock options awarded to employees, officers and non-employee directors under the Company’s stock option award plans. The primary purpose of the accelerated vesting of these options was to eliminate future compensation expense that the Company would otherwise have recognized in its statement of income with respect to these unvested options upon the adoption of SFAS 123R. As a result of the acceleration of the vesting of the Company’s outstanding and unvested options in 2005, there was no additional compensation expense recognized during the three months and six months ended June 30, 2008 and 2007 related to options granted prior to January 1, 2006. All share-based compensation expense is recognized in salaries, wages and employee benefits.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

5.	Share-Based Payments (continued)

Employee Activity

On May 12, 2008, the Company’s shareholders approved the Company’s Amended and Restated Stock Option and Incentive Plan (the “Restated Plan”) which amended the Company’s 1999 Stock Option and Incentive Plan (the “1999 Plan”).  Among other changes, the Restated Plan increases the remaining shares available for grant by 3,000,000 shares.

The Company’s general practice has been to make a single annual grant to key employees and to generally make other grants only in connection with new employment or promotions.  During 2006, the Company issued non-vested shares of common stock (“non-vested shares”) to key employees as the form of share-based awards. However, in 2007 and 2008, the Company elected to issue stock options to key employees, as the Company believes stock options more closely link long-term compensation with the Company’s long-term goals. Stock options issued during the three and six months ended June 30, 2008 and 2007 expire seven years from the grant date and vest ratably over a three-year period. The share-based compensation for these stock options will be recognized, net of estimated forfeitures, ratably over the requisite service period, or vesting period. The Company has estimated forfeitures based upon historical experience.

The Company used the Black-Scholes option-pricing model to estimate the grant-date fair value of options granted during the three and six months ended June 30, 2008 and 2007.  The weighted-average fair values of options granted during the three and six months ended June 30, 2008 were $10.76 and $9.17, respectively.  The weighted-average fair values of options granted during the three and six months ended June 30, 2007 were $11.01 and $11.19, respectively.  The fair values were estimated using the following weighted-average assumptions:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Expected dividend yield	0.8%	0.8%	0.8%	0.8%
Expected stock price volatility	35.2%	37.0%	35.2%	37.0%
Weighted average risk-free interest rate	3.2%	4.6%	2.8%	4.7%
Expected life of options (years)	4.5	4.5	4.5	4.5

During the three and six months ended June 30, 2008, share-based compensation expense for options granted to employees after December 31, 2005 was $962 and $1,888, respectively.   During the three and six months ended June 30, 2007, share-based compensation expense for options granted to employees after December 31, 2005 was $437 and $722, respectively.  The total tax benefit related to the share-based expense for these options for the three and six months ended June 30, 2008 was $232 and $475, respectively.  The total tax benefit related to the share-based expense for these options for the three and six months ended June 30, 2007 was $170 and $277, respectively.  Total compensation cost, net of estimated forfeitures, related to the options not yet recognized in earnings was $7,821 at June 30, 2008. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The following tables summarize the Company’s employee stock option activity and related information for the three and six months ended June 30, 2008:

	Three months ended June 30, 2008
				Weighted-
		Weighted-		Average
		Average	Aggregate	Remaining
	Options	Exercise	Intrinsic	Contractual
	(000)	Price	Value (000)	Term
Outstanding at March 31, 2008	2,526	$27
Granted	5	34
Exercised	(44)	18
Forfeited	(9)	31
Outstanding at June 30, 2008	2,478	$27	$14,547	7.3
Exercisable at June 30, 2008	1,460	$25	$11,846	6.0

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

5.	Share-Based Payments (continued)

	Six months ended June 30, 2008
				Weighted-
		Weighted-		Average
		Average	Aggregate	Remaining
	Options	Exercise	Intrinsic	Contractual
	(000)	Price	Value (000)	Term
Outstanding at January 1, 2008	2,246	$26
Granted	387	30
Exercised	(127)	13
Forfeited	(28)	31
Outstanding at June 30, 2008	2,478	$27	$14,547	7.3
Exercisable at June 30, 2008	1,460	$25	$11,846	6.0

Share-based compensation expense was $342 and $750 during the three and six months ended June 30, 2008, respectively, for non-vested shares granted to employees during 2006. The total tax benefit related to this share-based expense was $135 and $296 for the three and six months ended June 30, 2008, respectively. Share-based compensation expense was $325 and $597 during the three and six months ended June 30, 2007, respectively, for non-vested shares granted to employees during 2006. The total tax benefit related to this share-based expense was $126 and $229 for the three and six months ended June 30, 2007, respectively.  Total compensation cost, net of estimated forfeitures, related to the non-vested shares not yet recognized in earnings was $841 at June 30, 2008. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Under the 2005 Employee Stock Purchase Plan (the “ESPP”), which has been approved by shareholders, the Company is authorized to issue up to a remaining 464,370 shares of common stock to employees of the Company. These shares may be issued at a price equal to 90% of the lesser of the market value on the first day or the last day of each six-month purchase period. Common stock purchases are paid for through periodic payroll deductions and/or up to two large lump sum contributions. For the three and six months ended June 30, 2008, participants under the plan purchased 5,331 shares at an average price of $27.16 per share. For the three and six months ended June 30, 2007, participants under the plan purchased 5,049 shares at an average price of $27.32 per share. The weighted-average fair value of each purchase right under the ESPP granted for the three and six months ended June 30, 2008, which is equal to the discount from the market value of the common stock at the end of each six month purchase period, was $7.44 per share.  The weighted-average fair value of each purchase right under the ESPP granted for the three and six months ended June 30, 2007, was $6.78 per share. Share-based compensation expense of $39 and $34 was recognized during the three and six months ended June 30, 2008 and 2007, respectively. The total tax benefit related to the share-based expense was $6 and $13 for the three and six months ended June 30, 2008 and 2007, respectively.

Non-employee Director Activity

During the three months ended June 30, 2008, the Company granted 16,142 shares of non-vested shares to non-employee directors with an average grant price of $34.69 per share.  During the three months ended June 30, 2007, the Company granted 19,024 shares of non-vested shares to non-employee directors with an average grant price of $33.64 per share.  The 2008 and 2007 grants of non-vested shares were issued from the Company’s Amended and Restated Non-Employee Director Stock Plan and vest over a 12 month period.

Share-based compensation expense during the three months and six months ended June 30, 2008 was $242 and $443, respectively, for non-vested shares granted to non-employee directors.  The total tax benefit related to this share-based expense was $95 and $175 for the three and six months ended June 30, 2008, respectively.  Share-based compensation expense during the three months and six months ended June 30, 2007 was $93 and $128, respectively, for non-vested shares granted to non-employee directors.  The total tax benefit related to this share-based expense was $37 and $50 for the three and six months ended June 30, 2007, respectively.  Total compensation cost, net of estimated forfeitures, related to the non-vested shares granted to non-employee directors not yet recognized in earnings was $623 at June 30, 2008.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

In addition to the above activity, each May from 1995 to 2005 options were granted to the non-employee directors of the Company.  The options have terms of ten years and are fully exercisable. During the three months end June 30, 2008, non-employee directors exercised 18,750 options with a weighted average exercise price of $22.47.  At June 30, 2008, 93,125 options were outstanding and will expire between July 2010 and May 2015.  At June 30, 2008, the total aggregate intrinsic value of these options was $1,049 and the weighted-average exercise price per share and remaining contractual term were $22 and 4.9 years, respectively.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

6.	Debt

On October 10, 2007, the Company entered into a $100,000 senior credit facility. This facility has a term of five years and includes an accordion feature, which allows for an additional $50,000 in borrowings on such terms and conditions as set forth in the Credit Agreement. The senior credit facility matures on October 10, 2012. The facility replaced the Company's previous $20,000 line of credit. The Company entered into this larger credit facility in order to fund potential acquisitions, the repurchase of its common stock, and for financing other general business purposes.  Interest rates for advances under the facility are at LIBOR plus 0.6% to 0.9% based upon covenants related to total indebtedness to earnings (3.1% at June 30, 2008). The agreement contains certain covenants and restrictions, none of which are expected to significantly affect our operations or ability to pay dividends.  No assets are pledged as collateral against the senior credit facility.  As of June 30, 2008, the Company had $35,000 outstanding under the senior credit facility. At June 30, 2008, the Company had $57,155 of available borrowing capacity outstanding under the senior credit facility, not including the accordion feature, and had utilized $7,845 of availability for outstanding letters of credit.

7.	Acquisition of Businesses

On March 17, 2008, the Company acquired certain assets and liabilities of Pinch Holdings, Inc. and its related company AFTCO Enterprises, Inc. and certain of their respective wholly owned subsidiaries (Pinch).  Pinch was a privately held provider of pool distribution, airport-to-airport, truckload, custom, and cartage services primarily in the Southwestern continental United States.  Pinch generated approximately $35,000 in revenue during the year ended December 31, 2007.  The acquisition of Pinch’s pool distribution services expands the geographic footprint of the FASI segment in the Southwestern United States.  In addition to providing additional tonnage density to the Forward Air airport-to-airport network, the acquisition of Pinch’s cartage and truckload business provides an opportunity for Forward Air to expand its service options in the Southwestern United States.  The purchased assets and liabilities and the results of operations of Pinch have been included in the consolidated financial statements since March 17, 2008.

The aggregate purchase price was $18,646, paid with the Company’s available cash and borrowings from the Company’s senior credit facility (see note 6).  Under the purchase agreement, $1,825 of the purchase price was paid into an escrow account to protect the Company against potential unknown liabilities.  The amount paid into escrow will be released to the sellers one year after the acquisition date.

The purchase price allocation is preliminary as the Company is still finalizing the valuation of the acquired non-compete agreements and customer relationships. The preliminary purchase price allocation is as follows:

	Forward Air	FASI	Total
Current assets	$72	$-	$72
Property and equipment	960	148	1,108
Non-compete agreements	80	-	80
Customer relationships	4,700	4,300	9,000
Goodwill	5,537	3,437	8,974
Total assets acquired	11,349	7,885	19,234

Debt and capital leases	480	108	588
Total liabilities assumed	480	108	588
Net assets acquired	$10,869	$7,777	$18,646

The acquired customer relationships and non-compete agreements are being amortized on a straight-line basis over a weighted average life of 12 and 5 years, respectively.  The Company began amortizing the assets as of the acquisition date and recorded $218 of amortization expense during the three and six months ended June 30, 2008.  The assumed debt included notes payable on purchased equipment of $350 and capital lease obligations of $238.  The notes payable of $350 were settled on the date of purchase and there are no related amounts outstanding on June 30, 2008.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

7.	Acquisition of Businesses (continued)

On July 30, 2007, the Company acquired certain assets and liabilities of USAC. The purchased assets and liabilities and the results of operations of USAC have been included in the consolidated financial statements, in our FASI segment, since July 30, 2007.  USAC was a well-established transportation service provider with 11 facilities that specialized in pool distribution services throughout the Southeast, Midwest and Southwest continental United States. USAC generated approximately $32,000 in revenue during the year ended December 31, 2006.  In conjunction with the Company’s strategy to expand into new services complimentary to the airport-to-airport business, the acquisition provides the opportunity for the Company to introduce new services to new and existing customers and to drive efficiencies in existing businesses.  The aggregate purchase price was $12,950, paid with the Company’s available cash. Under the purchase agreement, $1,250 of the purchase price was paid into an escrow account to protect the Company against potential unknown liabilities.  The amount paid into escrow will be released to the sellers one year after the acquisition date.

On December 3, 2007, the Company acquired certain assets and liabilities of Black Hawk Freight Services, Inc. ("Black Hawk").  The purchased assets and liabilities and the results of operations of Black Hawk have been included in the consolidated financial statements, in our Forward Air segment, since December 3, 2007.  Black Hawk was a privately held provider of airport-to-airport, truckload, custom, and cartage services that generated approximately $30,000 in revenue during the year ended December 31, 2006.  The acquisition of Black Hawk operations is complimentary to those of the Forward Air segment and will increase the geographic footprint of the segment in the Midwestern United States.  The aggregate purchase price was $35,251, paid with the Company’s available cash and borrowings from the Company’s senior credit facility.  Under the purchase agreement, $3,500 of the purchase price was paid into an escrow account to protect the Company against potential unknown liabilities.  The amount paid into escrow will be released to the sellers one year after the acquisition date.

Also during 2007, the Company acquired certain assets of two other operations for $681 in cash.  The assets purchased were truckload and cargo handling customer relationships.  These acquisitions were completed to expand existing logistics and other services currently provided.

Acquired customer relationships and non-compete agreements have weighted-average useful lives of 10.7 and 5.6 years, respectively. Amortization expense on acquired customer relationships and non-compete agreements during the three and six months ended June 30, 2008 was $1,110 and $2,004, respectively.  Amortization expense on acquired customer relationships and non-compete agreements during the three and six months ended June 30, 2007 was $360 and $679, respectively.

The changes in the carrying value of goodwill for the six months ended June 30, 2008 are as follows:

	Forward Air	FASI	Total
Beginning balance, December 31, 2007	$32,344	$3,709	$36,053
Pinch acquisition	5,537	3,437	8,974
Adjustment to Black Hawk and USAC acquisitions	9	9	18
Ending balance, June 30, 2008	$37,890	$7,155	$45,045

8.	Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Numerator:
Numerator for basic and diluted income per share - net income	$12,102	$11,475	$22,110	$21,768

Denominator:
Denominator for basic income per share - weighted-average shares	28,805	29,805	28,737	30,070
Effect of dilutive stock options and non-vested shares	321	357	304	342
Denominator for diluted income per share - adjusted weighted-average shares	29,126	30,162	29,041	30,412
Basic income per share	$0.42	$0.38	$0.77	$0.72
Diluted income per share	$0.42	$0.38	$0.76	$0.72

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

9.	Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states and Canada. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2003.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109) (“FIN 48”) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $1,397 increase in the liability for income tax contingencies, including related interest and penalties, which net of federal benefit of $420 was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The liability for income tax contingencies at January 1, 2007, net of federal benefit was $977, which represented tax positions where the realization of the ultimate benefit was uncertain and the disallowance of which would affect the Company’s annual effective income tax rate.

Included in the liability for unrecognized tax benefits at June 30, 2008 are tax positions of $1,185, which represents tax positions where the realization of the ultimate benefit is uncertain and the disallowance of which would affect the Company’s annual effective income tax rate. Approximately $1,004 of the unrecognized tax benefits relate to a contingency involving two of our subsidiaries and related state tax issues.  It is reasonably possible that within the next twelve months the entire accrued amount of $1,004 related to this matter will be settled with the applicable state.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

There were no significant changes to the accruals for unrecognized tax benefits and related interest and penalties during the three and six months ended June 30, 2008.

For the three and six months ended June 30, 2008 and 2007, the effective income tax rates varied from the statutory federal income tax rate of 35.0%, primarily as a result of the effect of state income taxes, net of the federal benefit and permanent differences between book and tax net income.

10.	Shareholders' Equity

During the first and second quarters of 2008 and 2007, the Company’s Board of Directors declared a cash dividend of $0.07 per share of common stock.  The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

On November 17, 2005, the Company announced that its Board of Directors approved a stock repurchase program for up to three million shares of common stock (the “2005 Repurchase Plan”). In addition, on July 31, 2007, the Company’s Board of Directors approved an additional stock repurchase program for up to two million shares of the Company’s common stock (the “2007 Repurchase Plan”).  No shares were repurchased during the three and six months ended June 30, 2008.  For the three and six months ended June 30, 2007, the Company repurchased 737,300 and 979,500 shares of common stock, respectively, under the 2005 Repurchase Plan for $23,682, or $32.12 per share and $31,220, or $31.87 per share, respectively.    As of June 30, 2008, no shares remained eligible for purchase under the 2005 Repurchase Plan and 1,788,827 shares remained eligible for repurchase under the 2007 Repurchase Plan.

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

The Company estimates its self-insurance loss exposure by evaluating the merits and circumstances surrounding individual known claims and by performing hindsight and actuarial analysis to determine an estimate of probable losses on claims incurred but not reported.  Such losses could be realized immediately as the events underlying the claims have already occurred as of the balance sheet dates.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

11.	Commitments and Contingencies (continued)

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

The following table summarizes segment information about net income and assets used by the chief operating decision maker of the Company in making decisions regarding allocation of assets and resources as of and for the three and six months ended June 30, 2008.   No segment information has been presented for the three and six months ended June 30, 2007 as FASI did not exist until July 30, 2007 and all 2007 data would have been solely related to Forward Air.

	Three months ended June 30, 2008
	Forward Air	FASI	Eliminations	Consolidated
External revenues	$110,213	$11,350	$--	$121,563
Intersegment revenues	662	13	(675)	--
Depreciation and amortization	3,610	388	--	3,998
Stock-based compensation expense	1,551	34	--	1,585
Interest expense	315	13	--	328
Interest income	53	3	--	56
Income tax expense (benefit)	8,050	(162)	--	7,888
Net income (loss)	12,389	(287)	--	12,102
Total assets	270,127	25,162	(21,266)	274,023
Capital expenditures	2,585	125	--	2,710

	Six months ended June 30, 2008
	Forward Air	FASI	Eliminations	Consolidated
External revenues	$210,314	$19,187	$--	$229,501
Intersegment revenues	893	13	(906)	--
Depreciation and amortization	7,004	692	--	7,696
Stock-based compensation expense	3,060	60	--	3,120
Interest expense	603	26	--	629
Interest income	199	5	--	204
Income tax expense (benefit)	14,742	(359)	--	14,383
Net income (loss)	22,735	(625)	--	22,110
Total assets	270,127	25,162	(21,266)	274,023
Capital expenditures	5,045	310	--	5,355

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Executive Summary

Our operations can be broadly classified into two principal segments:  Forward Air, Inc. (Forward Air) and Forward Air Solutions, Inc. (FASI).

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

On July 30, 2007, through our subsidiary and reporting segment, FASI, and in conjunction with the acquisition of USA Carriers, Inc. (“USAC”), we began providing pool distribution services throughout the Southeast, Midwest and Southwest continental United States.  Pool distribution involves the consolidation and shipment of several smaller less-than-truckload shipments to a common area or region.  Once at the regional destination, the consolidated loads are then deconsolidated and delivered to their unique destinations.  Our primary customers for this product are regional and nationwide distributors and retailers.  We service these customers through a network of thirteen terminals.

Our operations, particularly our network of hubs and terminals, represent substantial fixed costs. Consequently, our continued growth depends in significant part on our ability to increase the amount of freight and the revenue per pound for the freight shipped through our networks and to grow other lines of businesses, such as TLX, which will allow us to maintain revenue growth in challenging shipping environments.

Trends and Developments

During the three and six months ended June 30, 2008 we experienced significant revenue growth across all product lines and segments over the same periods in the prior year.  The revenue growth was primarily driven by our 2008 and 2007 acquisition activity, partially offset by challenging economic conditions.  On March 17, 2008, we acquired certain assets and liabilities of Pinch Holdings, Inc. and its related company AFTCO Enterprises, Inc. and certain of their respective wholly-owned subsidiaries (“Pinch”).  Pinch was a privately held provider of pool distribution, airport-to-airport, truckload, custom, and cartage services primarily to the Southwestern continental United States.  Pinch generated approximately $35.0 million in revenue during the year ended December 31, 2007.  The acquisition of Pinch’s pool distribution services expands the geographic footprint of the FASI segment in the Southwestern United States.  In addition to providing additional tonnage density to the Forward Air airport-to-airport network, the acquisition of Pinch’s cartage and truckload business provides an opportunity for Forward Air to expand its service options in the Southwestern United States.

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

During the three and six months ended June 30, 2008, we continued to experience a decrease in our income from operations as a percentage of operating revenue.  The decrease in income from operations as a percentage of operating revenue was driven primarily by changes in our revenue mix and increasing fuel expense.  Revenue increases from our lower margin products have continued to outpace the revenue growth from our higher margin airport-to-airport service resulting in negative pressure on our operating margins.  In addition, revenue growth in airport-to-airport service has been primarily driven by shorter distance lower yielding business.  These changes in revenue mix have been accelerated by our recent acquisitions.  In addition to the revenue mix, the recent acquisitions have increased the number of Company-employed drivers and Company-owned equipment.  These increases have significantly increased our salaries, wage and benefits, fuel and other operating expenses as we, not independent owner-operators, now incur these costs directly.

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

Our FASI segment includes our pool distribution business and the related assets and liabilities purchased from USAC and Pinch.

 Results of Operations

The following table sets forth our consolidated historical financial data for the three months ended June 30, 2008 and 2007 (in millions):

	June 30,	June 30,
	2008	2007	Change	% Change
Operating revenue	$121.6	$93.1	$28.5	30.6%
Operating expenses:
Purchased transportation	47.9	39.4	8.5	21.6
Salaries, wages, and employee benefits	29.4	19.9	9.5	47.7
Operating leases	5.9	3.9	2.0	51.3
Depreciation and amortization	4.0	2.5	1.5	60.0
Insurance and claims	1.6	1.9	(0.3)	(15.8)
Fuel expense	3.3	0.3	3.0	1,000.0
Other operating expenses	9.2	6.9	2.3	33.3
Total operating expenses	101.3	74.8	26.5	35.4
Income from operations	20.3	18.3	2.0	10.9
Other income (expense):
Interest expense	(0.3)	--	(0.3)	(100.0)
Other, net	--	0.4	(0.4)	(100.0)
Total other (expense) income	(0.3)	0.4	(0.7)	(175.0)
Income before income taxes	20.0	18.7	1.3	7.0
Income taxes	7.9	7.2	0.7	9.7
Net income	$12.1	$11.5	$0.6	5.2%

The following table sets forth our historical financial data by segment for the three months ended June 30, 2008 and 2007 (in millions):

Three months ended
	June 30,	Percent of	June 30,	Percent of
	2008	Revenue	2007	Revenue
Operating revenue
Forward Air	$110.9	91.2%	$93.1	100.0%
FASI	11.4	9.4	--	--
Intercompany Eliminations	(0.7)	(0.6)	--	--
Total	121.6	100.0	93.1	100.0

Purchased transportation
Forward Air	45.9	41.4	39.4	42.3
FASI	2.7	23.7	--	--
Intercompany Eliminations	(0.7)	100.0	--	--
Total	47.9	39.4	39.4	42.3

Salaries, wages and employee benefits
Forward Air	24.7	22.3	19.9	21.4
FASI	4.7	41.2	--	--
Total	29.4	24.2	19.9	21.4

Operating leases
Forward Air	4.6	4.2	3.9	4.2
FASI	1.3	11.4	--	--
Total	5.9	4.8	3.9	4.2

Depreciation and amortization
Forward Air	3.6	3.2	2.5	2.7
FASI	0.4	3.5	--	--
Total	4.0	3.3	2.5	2.7

Insurance and claims
Forward Air	1.6	1.4	1.9	2.0
FASI	--	--	--	--
Total	1.6	1.3	1.9	2.0

Fuel expense
Forward Air	1.8	1.6	0.3	0.3
FASI	1.5	13.2	--	--
Total	3.3	2.7	0.3	0.3

Other operating expenses
Forward Air	8.0	7.2	6.9	7.4
FASI	1.2	10.5	--	--
Total	9.2	7.6	6.9	7.4

Income (loss) from operations
Forward Air	20.7	18.7	18.3	19.7
FASI	(0.4)	(3.5)	--	--
Total	$20.3	16.7%	$18.3	19.7%

The following table presents the components of the Forward Air segment’s operating revenue and purchased transportation for the three months ended June 30, 2008 (in millions):

	For three months ended		For three months ended
	June 30,	Percent of	June 30,	Percent of
	2008	Revenue	2007	Revenue
Forward Air revenue
Airport-to-airport	$89.2	80.4%	$77.2	82.9%
Logistics	15.5	14.0	10.7	11.5
Other	6.2	5.6	5.2	5.6
Total	$110.9	100.0%	$93.1	100.0%

Forward Air purchased transportation
Airport-to-airport	$33.5	37.6%	$29.7	38.5%
Logistics	10.8	69.7	8.2	76.6
Other	1.6	25.8	1.5	28.8
Total	$45.9	41.4%	$39.4	42.3%

Three Months Ended June 30, 2008 compared to Three Months Ended June 30, 2007

Revenues

Operating revenue increased by $28.5 million, or 30.6%, to $121.6 million for the three months ended June 30, 2008 from $93.1 million in the same period of 2007.

Forward Air

Forward Air operating revenue increased $17.8 million, or 19.1%, to $110.9 million from $93.1, accounting for 91.2% of consolidated operating revenue for the three months ended June 30, 2008. Airport-to-airport revenue, which is the largest component of our consolidated operating revenue, increased $12.0 million, or 15.5%, to $89.2 million from $77.2 million, accounting for 80.4% of the segment’s operating revenue during the three months ended June 30, 2008 compared to 82.9% for the three months ended June 30, 2007.  The increase in airport-to-airport revenue was driven by an increase in tonnage and a minor increase in revenue per pound. Our airport-to-airport business is priced on a per pound basis and the average revenue per pound, including the impact of fuel surcharges, increased 1.9% for the three months ended June 30, 2008 versus the three months ended June 30, 2007. Tonnage that transited our network increased by 13.6% in the three months ended June 30, 2008 compared with the three months ended June 30, 2007.  The increase in tonnage was primarily driven by the increased activity resulting from our acquisitions of Black Hawk and Pinch in December 2007 and March 2008, respectively.  Average revenue per pound increased due to increased utilization of our Forward Air Complete pick-up and delivery service in addition to increased fuel surcharges to offset rising fuel costs.  These increases were offset by yield decreases resulting from a shift in our revenue mix to shorter distance lower price per pound routes.  This shift was primarily the result of new business obtained with the Pinch and Black Hawk acquisitions as well as increased business from international and domestic airlines.

Logistics revenue, which is primarily truckload brokerage (TLX) and priced on a per mile basis, increased $4.8 million, or 44.9%, to $15.5 million in the second quarter of 2008 from $10.7 million in the same period of 2007.  The increase in logistics revenue is the result of new revenue obtained with the Pinch and Black Hawk acquisitions and our continuing efforts as part of our “Completing the Model” strategic initiative to grow TLX. We continue to place emphasis on capturing a larger percentage of truckload opportunities and correspondingly increasing our access to sufficient truckload capacity through the expansion of our owner-operator fleet and the use of third-party transportation providers. Through these efforts we increased the number of miles driven to support our logistics revenue by 24.3% during the three months ended June 30, 2008 compared to the same period in 2007.  The average revenue per mile of our logistics product, including the impact of fuel surcharges, increased 16.8% for the three months ended June 30, 2008 versus the three months ended June 30, 2007. The increase in our revenue per mile is mainly attributable to new logistics business obtained through our acquisitions of Pinch and Black Hawk.  The new business accounted for $1.3 million of the logistics revenue increase and 57.7% of the increase in logistics revenue per mile.  The remaining increase in logistics revenue per mile was from increased fuel surcharges to offset rising fuel costs.

Other revenue, which includes warehousing services and terminal handling, accounts for the final component of Forward Air operating revenue. Other revenue increased $1.0 million to $6.2 million, a 19.2% increase from $5.2 million for the same period in 2007.  The increase was primarily due to increased cartage, handling and storage revenue due to new services offered through our newly expanded facilities.  The increased cartage revenue is also the result of new business obtained in conjunction with the Pinch and Black Hawk acquisitions.

FASI

FASI operating revenue of $11.4 million represents revenue earned through our pool distribution service acquired with the USAC and Pinch acquisitions on July 30, 2007 and March 17, 2008, respectively. The pool distribution business is seasonal and operating revenues tend to be higher in the third and fourth quarters than the first and second quarters.  Typically, this pattern is the result of factors such as national holidays, customer demand and economic conditions. Additionally, a significant portion of FASI’s revenue is derived from customers whose business levels are impacted by the economy.

Intercompany Eliminations

Intercompany eliminations of $0.7 million are the result of truckload and airport-to-airport services Forward Air provided to FASI during the three months ended June 30, 2008.

Purchased Transportation

Purchased transportation increased by $8.5 million, or 21.6%, to $47.9 million in the second quarter of 2008 from $39.4 million in the same period of 2007.  As a percentage of total operating revenue, purchased transportation was 39.4% during the three months ended June 30, 2008 compared to 42.3% for the same period in 2007.

Forward Air

Forward Air’s purchased transportation increased by $6.5 million, or 16.5%, to $45.9 million for the three months ended June 30, 2008 from $39.4 million for the three months ended June 30, 2007. The increase in purchased transportation is primarily attributable to an increase of approximately 12.6% in miles in addition to a 3.5% increase in the total cost per mile for the second quarter of 2008 versus the same period in 2007. As a percentage of segment operating revenue, Forward Air purchased transportation was 41.4% during the three months ended June 30, 2008 compared to 42.3% for the same period in 2007.

Purchased transportation costs for our airport-to-airport network increased $3.8 million, or 12.8%, to $33.5 million for the three months ended June 30, 2008 from $29.7 million for the three months ended June 30, 2007.  For the three months ended June 30, 2008, purchased transportation for our airport-to-airport network decreased to 37.6% of airport-to-airport revenue from 38.5% for the same period in 2007.  The 12.8% increase is mainly attributable to a 9.6% increase in miles driven by our network of owner-operators or third party transportation providers plus a 2.8% increase in cost per mile.  Miles driven by our network of owner-operators or third party transportation providers increased to support the increased revenue activity discussed above.  However, the increased activity was offset by efforts to consolidate the number of loads carried, which in turn reduces the number of miles driven to support the airport-to-airport network.  In addition, as a result of the Pinch and Black Hawk acquisitions, we now utilize Company-employed drivers in our airport-to-airport network which shifts a percentage of transportation costs from purchased transportation to salaries, wages and benefits.  The increase in cost per mile is attributable to increased customer utilization of Forward Air Complete, offset by savings obtained from increased utilization of our owner-operator fleet instead of third party transportation providers, whose rate per mile is generally more costly than that of our owner-operator fleet.

Purchased transportation costs related to our logistics revenue increased $2.6 million, or 31.7%, to $10.8 million for the three months ended June 30, 2008 from $8.2 million for the three months ended June 30, 2007. For the three months ended June 30, 2008, logistics’ purchased transportation costs represented 69.7% of logistics revenue versus 76.6% for the three months ended June 30, 2007. The 31.7% increase is mainly attributable to a 24.3% increase in miles driven by our network of owner-operators or third party transportation providers plus a 6.8% increase in cost per mile.   Miles driven by our network of owner-operators or third party transportation providers increased to support the increased logistics revenue activity discussed above and accounted for $2.0 million of the increase in logistics purchased transportation.  The increase in our purchased transportation cost per mile was attributable to the new logistics business obtained through the acquisitions of Pinch and Black Hawk.  The transit distances for the new business are shorter than our legacy logistics business and transportation costs for freight traveling shorter distances are generally priced at a higher rate per mile. The decrease in logistics purchased transportation as a percentage of logistics revenue is the result of the new business obtained from Pinch and Black Hawk as well as increased utilization of Company-employed drivers which shifts a percentage of the transportation costs from purchased transportation to salaries, wages and benefits.

Purchased transportation costs related to our other revenue increased $0.1 million, or 6.7%, to $1.6 million for the three months ended June 30, 2008 from $1.5 million for the three months ended June 30, 2007. Other purchased transportation costs as a percentage of other revenue decreased to 25.8% of other revenue for the three months ended June 30, 2008 from 28.8% for the same period in 2007.   The improvement in other purchased transportation costs as a percentage of other revenue is attributable to the use of Company-employed drivers to provide the transportation services associated with new business obtained from the Pinch and Black Hawk acquisitions.

FASI

FASI purchased transportation of $2.7 million represents costs associated with payment of drivers, including FASI networked owner-operators, owner-operators from the Forward Air network, and third party transportation providers, for the transportation services provided to FASI. FASI purchased transportation was 23.7% of the segment’s operating revenue.  Due to the nature of the services provided FASI purchased transportation is lower as a percentage of revenue than our Forward Air segment as a larger percentage of the transportation services are performed by Company-employed drivers.

Intercompany Eliminations

Intercompany eliminations of $0.7 million are the result of truckload and airport-to-airport services Forward Air provided to FASI during the three months ended June 30, 2008.

Salaries, Wages, and Benefits

Salaries, wages and employee benefits increased by $9.5 million, or 47.7%, to $29.4 million in the second quarter of 2008 from $19.9 million in the same period of 2007.  As a percentage of total operating revenue, salaries, wages and employee benefits was 24.2% during the three months ended June 30, 2008 compared to 21.4% for the same period in 2007.

Forward Air

Salaries, wages and employee benefits of Forward Air increased by $4.8 million, or 24.1%, to $24.7 million in the second quarter of 2008 from $19.9 million in the same period of 2007.  Salaries, wages and employee benefits were 22.3% of Forward Air’s operating revenue in the second quarter of 2008 compared to 21.4% for the same period of 2007. The increase in salaries, wages and employee benefits as a percentage of revenue was attributable to increased costs for employee incentives and share-based compensation.  Share-based compensation increased $0.7 million, or 0.4% as a percentage of Forward Air operating revenue, due to the annual grants of stock options and non-vested shares of common stock to key members of management and non-employee directors from 2006 to the present.  Employee incentives increased $1.3 million, or 1.1% as a percentage of revenue due to increased accruals for quarterly and annual incentives for key employees based on achievement of performance goals.  The remaining increase in total dollars is attributable to the increased headcount of mainly terminal and Company-employed drivers associated with our acquisitions of Pinch and Black Hawk.

FASI

FASI salaries, wages and employee benefits of $4.7 million represents costs associated with payment of employees, mainly company drivers and employees located at our terminals since our acquisitions of USAC and Pinch in the third quarter of 2007 and first quarter of 2008, respectively.  FASI salaries, wages and employee benefits were 41.2% of the segment’s operating revenue.  FASI salary, wages and employee benefits are higher as a percentage of operating revenue than our Forward Air segment, as a larger percentage of the transportation services are performed by Company-employed drivers.

Operating Leases

Operating leases increased by $2.0 million, or 51.3%, to $5.9 million in the second quarter of 2008 from $3.9 million in the same period of 2007.  Operating leases, the largest component of which is facility rent, were 4.8% of consolidated operating revenue for the three months ended June 30, 2008 compared with 4.2% in the same period of 2007.

Forward Air

Operating leases were 4.2% of Forward Air operating revenue for the three months ended June 30, 2008 compared with 4.2% in the same period of 2007.  The increase in operating leases in total dollars was attributable to $0.4 million in higher facility rent expense associated with the assumption of additional facilities as a result of the Pinch and Black Hawk acquisitions and the expansion of certain facilities. Operating leases also increased $0.3 million for trailer and tractor leases assumed in conjunction with the acquisitions of Pinch and Black Hawk.

FASI

FASI operating lease expense of $1.3 million represents $0.7 of facility rent for FASI’s 13 facilities and $0.6 million for operating leases on trailers and tractors assumed in conjunction with the acquisition of Pinch.  FASI does not currently own any of its facilities.  FASI operating leases were 11.4% of the segment’s operating revenue.

Depreciation and Amortization

Depreciation and amortization increased $1.5 million, or 60.0%, to $4.0 million in the second quarter of 2008 from $2.5 million in the same period of 2007.  Depreciation and amortization was 3.3% of consolidated operating revenue for the three months ended June 30, 2008 compared with 2.7% in the same period of 2007.

Forward Air

Depreciation and amortization expense as a percentage of Forward Air operating revenue was 3.2% in the second quarter of 2008 compared to 2.7% in the same period of 2007. The increase in depreciation and amortization expense is primarily due to the amortization of intangible assets and property and equipment associated with the acquisitions of Pinch and Black Hawk.  Amortization expense increased $0.6 million as a result of the non-compete and customer relationships purchased with the acquisitions of Pinch and Black Hawk.  Depreciation on tractors and trailers increased $0.2 million due to the purchase of tractors and trailers purchased during the third quarter of 2007 and in conjunction with our acquisitions of Pinch and Black Hawk.  Also, depreciation on other property and equipment increased $0.3 million due to the expansion of our infrastructure as result of our new terminal in Atlanta, Georgia, placed in service in July 2007, and other assets and facilities assumed with the Pinch and Black Hawk acquisitions.

FASI

FASI depreciation and amortization of $0.4 million represents $0.2 million of depreciation on property and equipment and $0.2 million of amortization on intangible assets acquired with our USAC and Pinch acquisitions in the third quarter of 2007 and first quarter of 2008, respectively.  FASI depreciation and amortization expenses, as a percentage of the segment’s operating revenue, was 3.5%.

Insurance and Claims

Insurance and claims expense decreased $0.3 million, or 15.8%, to $1.6 million for the three months ended June 30, 2008 from $1.9 million for the three months ended June 30, 2007.  Insurance and claims were 1.3% of consolidated operating revenue during 2008 compared with 2.0% in 2007.

Forward Air

Insurance and claims were 1.4% of Forward Air operating revenue in the second quarter of 2008 compared to 1.9% for the same period of 2007.  The $0.3 million, or 15.8% decrease in insurance and claims for the second quarter of 2008 compared to second quarter of 2007 is the result of 2007 including $0.3 million of expense for an adjustment to our vehicle loss reserves due to an actuarial analysis.  An actuarial analysis was performed during the three months ended June 30, 2008 but no additional reserves were required.

FASI

FASI insurance and claims for the three months ended June 30, 2008 was less than $0.1 million due to a reduction of reserves as the result of favorable premium audits offsetting current vehicle and cargo claims.

Fuel Expense

Fuel expenses increased $3.0 million, to $3.3 million in the second quarter of 2008 from $0.3 million in the same period of 2007.  Fuel expenses were 2.7% of consolidated operating revenue for the three months ended June 30, 2008 compared with 0.3% in the same period of 2007.

Forward Air

Fuel expenses were 1.6% of Forward Air operating revenue in the second quarter of 2008 compared to 0.3% in the same period of 2007. The $1.5 million increase or the 1.3% increase as a percentage of operating revenue was primarily attributable to the increased number of Company-employed drivers as a result of the Pinch and Black Hawk acquisitions in March 2008 and December 2007, respectively. Also, increasing fuel expense was the significant year over year increase in average diesel fuel prices.

FASI

Fuel expenses were 13.2% of FASI operating revenue in the second quarter of 2008.  FASI fuel expense is significantly higher as a percentage of operating revenue than Forward Air’s fuel expense, as FASI utilizes a higher ratio of Company-employed drivers and Company-owned vehicles in its operations than Forward Air.

Other Operating Expenses

Other operating expenses increased $2.3 million, or 33.3%, to $9.2 million in the second quarter of 2008 from $6.9 million in the same period of 2007.  Other operating expenses were 7.6% of consolidated operating revenue for the three months ended June 30, 2008 compared with 7.4% in the same period of 2007.

Forward Air

Other operating expenses were 7.2% of Forward Air operating revenue in the second quarter of 2008 compared to 7.4% in the same period of 2007. The 0.2% decrease in other operating expenses as a percentage of operating revenue is the result of 2007 including expenses associated with the relocation or expansion of certain terminals and specialized executive training.  In addition, during 2008 we reduced our marketing expenses.  These decreases were offset by increases in other volume related costs as a result of the increased tonnage transiting our system, such as vehicle maintenance.

FASI

FASI other operating expenses of $1.2 million represent costs such as routine vehicle maintenance, utilities for our facilities, and miscellaneous office and administrative expenses incurred since our USAC and Pinch acquisitions in July 2007 and March 2008, respectively.  FASI other operating expenses were 10.5% of the segment’s operating revenue.  Other operating expenses are higher as a percentage of revenue than our Forward Air segment due to the higher utilization of Company-owned equipment.

Income (loss) from operations

Income from operations increased by $2.0 million, or 10.9%, to $20.3 million for the second quarter of 2008 compared with $18.3 million for the same period in 2007.  Income from operations was 16.7% of consolidated operating revenue for the three months ended June 30, 2008 compared with 19.7% in the same period of 2007.

Forward Air

Income from operations increased by $2.4 million, or 13.1%, to $20.7 million for the second quarter of 2008 compared with $18.3 million for the same period in 2007.   The increase in income from operations was primarily a result of increased revenues mostly offset by increased costs for fuel expense, salaries, wages and benefits, and depreciation and amortization.  Income from operations decreased as a percentage of Forward Air operating revenue to 18.7% for the three months ended June 30, 2008 from 19.7% for the same period in 2007.  The decrease in income from operations as a percentage of revenue is a result of the change in our business mix resulting from the largest increases in our revenue continuing to be from services and business that are generally not as profitable as our core airport-to-airport service.

FASI

FASI loss from operations, in the three months ended June 30, 2008 was $0.4 million, or 3.5% of FASI operating revenue.  The FASI loss is mainly driven by integration costs that resulted from the March 17, 2008 acquisition of Pinch. These costs primarily impacted salaries and wages, operating leases and other operating expenses.

Interest Expense

Interest expense increased to $0.3 million for the three months ended June 30, 2008.  The increase in interest expense was mostly the result of net borrowings under our line of credit facility used to fund our acquisitions of Pinch and Black Hawk in March 2008 and December 2007, respectively.

Other Income, net

Other income, net was less than $0.1 million compared with $0.4 million, for the same period in 2007. The decrease in other income was attributable to the decreased average cash and investment balances as a result of cash used for stock repurchases during 2007, the purchase of real property for regional hubs and terminals, and the acquisitions of USAC and Black Hawk in 2007 and Pinch in 2008.

Provision for Income Taxes

The combined federal and state effective tax rate for the second quarter of 2008 was 39.5% compared to a rate of 38.8% for the same period in 2007. Our effective federal and state rate increased to provide for the decrease in tax-exempt interest income as discussed above, disallowance of share-based compensation on qualified stock options, and uncertain tax positions as required by Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109) , (“FIN 48”).

Net Income

As a result of the foregoing factors, net income increased by $0.6 million, or 5.2%, to $12.1 million for the second quarter of 2008 compared to $11.5 million for the same period in 2007.

The following table sets forth our historical consolidated financial data for the six months ended June 30, 2008 and 2007 (in millions):

	June 30,	June 30,
	2008	2007	Change	% Change
Operating revenue	$229.5	$180.5	$49.0	27.1%
Operating expenses:
Purchased transportation	91.4	77.4	14.0	18.1
Salaries, wages, and employee benefits	55.9	38.9	17.0	43.7
Operating leases	10.7	7.6	3.1	40.8
Depreciation and amortization	7.7	4.9	2.8	57.1
Insurance and claims	3.9	3.6	0.3	8.3
Fuel expense	5.4	0.5	4.9	980.0
Other operating expenses	17.5	13.4	4.1	30.6
Total operating expenses	192.5	146.3	46.2	31.6
Income from operations	37.0	34.2	2.8	8.2
Other income (expense):
Interest expense	(0.6)	(0.1)	(0.5)	500.0
Other, net	0.2	1.2	(1.0)	(83.3)
Total other (expense) income	(0.4)	1.1	(1.5)	(136.4)
Income before income taxes	36.6	35.3	1.3	3.7
Income taxes	14.4	13.5	0.9	6.7
Net income	$22.2	$21.8	$0.4	1.8%

The following table sets forth our historical financial data by segment for the six months ended June 30, 2008 and 2007 (in millions):

	Six months ended
	June 30,	Percent of	June 30,	Percent of
	2008	Revenue	2007	Revenue
Operating revenue
Forward Air	$211.2	92.0%	$180.5	100.0%
FASI	19.2	8.4	--	--
Intercompany Eliminations	(0.9)	(0.4)	--	--
Total	229.5	100.0	180.5	100.0

Purchased transportation
Forward Air	88.2	41.8	77.4	42.9
FASI	4.1	21.4	--	--
Intercompany Eliminations	(0.9)	100.0	--	--
Total	91.4	39.8	77.4	42.9

Salaries, wages and employee benefits
Forward Air	47.3	22.4	38.9	21.6
FASI	8.6	44.8	--	--
Total	55.9	24.3	38.9	21.6

Operating leases
Forward Air	8.9	4.2	7.6	4.2
FASI	1.8	9.4	--	--
Total	10.7	4.7	7.6	4.2

Depreciation and amortization
Forward Air	7.0	3.3	4.9	2.7
FASI	0.7	3.6	--	--
Total	7.7	3.4	4.9	2.7

Insurance and claims
Forward Air	3.4	1.6	3.6	2.0
FASI	0.5	2.6	--	--
Total	3.9	1.7	3.6	2.0

Fuel expense
Forward Air	3.1	1.4	0.5	0.3
FASI	2.3	12.0	--	--
Total	5.4	2.4	0.5	0.3

Other operating expenses
Forward Air	15.4	7.3	13.4	7.4
FASI	2.1	10.9	--	--
Total	17.5	7.6	13.4	7.4

Income (loss) from operations
Forward Air	37.9	18.0	34.2	18.9
FASI	(0.9)	(4.7)	--	--
Total	$37.0	16.1%	$34.2	18.9%

The following table presents the components of the Forward Air segment’s operating revenue and purchased transportation for the six months ended June 30, 2008 and 2007 (in millions):

	For six months ended		For six months ended
	June 30,	Percent of	June 30,	Percent of
	2008	Revenue	2007	Revenue
Forward Air revenue
Airport-to-airport	$171.2	81.1%	$151.4	83.9%
Logistics	28.0	13.2	18.9	10.5
Other	12.0	5.7	10.2	5.6
Total	$211.2	100.0%	$180.5	100.0%

Forward Air purchased transportation
Airport-to-airport	$65.0	38.0%	$60.3	39.8%
Logistics	20.0	71.4	14.3	75.7
Other	3.2	26.7	2.8	27.5
Total	$88.2	41.8%	$77.4	42.9%

Six Months Ended June 30, 2008 compared to Six Months Ended June 30, 2007

Revenues

Operating revenue increased by $49.0 million, or 27.1%, to $229.5 million for the six months ended June 30, 2008 from $180.5 million in the same period of 2007.

Forward Air

Forward Air operating revenue increased $30.7 million, or 17.0%, to $211.2 million from $180.5, accounting for 92.0% of consolidated operating revenue for the six months ended June 30, 2008. Airport-to-airport revenue, which is the largest component of our consolidated operating revenue, increased $19.8 million, or 13.1%, to $171.2 million from $151.4 million, accounting for 81.1% of the segment’s operating revenue during the six months ended June 30, 2008 compared to 83.9% for the six months ended June 30, 2007.  The increase in airport-to-airport revenue was driven by an increase in tonnage and a minor increase in revenue per pound. Our airport-to-airport business is priced on a per pound basis and the average revenue per pound, including the impact of fuel surcharges, increased 1.8% for the six months ended June 30, 2008 versus the six months ended June 30, 2007. Tonnage that transited our network increased by 11.2% in the six months ended June 30, 2008 compared with the six months ended June 30, 2007.  The increase in tonnage was primarily driven by the increased activity resulting from our acquisitions of Pinch and Black Hawk in March 2008 and December 2007, respectively.  Average revenue per pound increased due to increased utilization of our Forward Air Complete pick-up and delivery service in addition to increased fuel surcharges to offset rising fuel costs.  These increases were offset by yield decreases resulting from a shift in our revenue mix to shorter distance, lower price per pound routes.  This shift was primarily the result of new business obtained from the Pinch and Black Hawk acquisitions as well as increased business from international and domestic airlines.

Logistics revenue, which is primarily truckload brokerage (TLX) and priced on a per mile basis, increased $9.1 million, or 48.1%, to $28.0 million for the six months ended June 30, 2008 from $18.9 million in the same period of 2007.  The increase in logistics revenue is the result of new revenue obtained from the Pinch and Black Hawk acquisitions and our continuing efforts as part of our “Completing the Model” strategic initiative to grow TLX. We continue to place emphasis on capturing a larger percentage of truckload opportunities and correspondingly increasing our access to sufficient truckload capacity through the expansion of our owner-operator fleet and the use of third-party transportation providers. Through these efforts we increased the number of miles driven to support our logistics revenue by 36.9% during the six months ended June 30, 2008 compared to the same period in 2007.  The average revenue per mile of our logistics product, including the impact of fuel surcharges, increased 8.4% for the six months ended June 30, 2008 versus the six months ended June 30, 2007. The increase in our revenue per mile is mainly attributable to new logistics business obtained through our acquisitions of Pinch and Black Hawk.  The new business accounted for $1.7 million of the logistics revenue increase and 78.5% of the increase in logistics revenue per mile.  The remaining increase in logistics revenue per mile was from increased fuel surcharges to offset rising fuel costs.

Other revenue, which includes warehousing services and terminal handling, is the final component of Forward Air operating revenue. Other revenue increased $1.8 million to $12.0 million, a 17.6% increase from $10.2 million for the same period in 2007.  The increase was primarily due to increased cartage, handling and storage revenue due to new services offered through our newly expanded facilities.  The increased cartage revenue is also the result of new business obtained in conjunction with the Pinch and Black Hawk acquisitions.

FASI

FASI operating revenue of $19.2 million represents revenue earned through our pool distribution service acquired with the USAC and Pinch acquisitions on July 30, 2007 and March 17, 2008, respectively. The pool distribution business is seasonal and operating revenues tend to be higher in the third and fourth quarters than the first and second quarters.  Typically, this pattern is the result of factors such as national holidays, customer demand and economic conditions. Additionally, a significant portion of FASI’s revenue is derived from customers whose business levels are impacted by the economy.

Intercompany Eliminations

Intercompany eliminations of $0.9 million are the result of truckload and airport-to-airport services Forward Air provided to FASI during the six months ended June 30, 2008.

Purchased Transportation

Purchased transportation increased by $14.0 million, or 18.1%, to $91.4 million during the six months ended June 30, 2008 from $77.4 million in the same period of 2007.  As a percentage of total operating revenue, purchased transportation was 39.8% during the six months ended June 30, 2008 compared to 42.9% for the same period in 2007.

Forward Air

Forward Air purchased transportation increased by $10.8 million, or 14.0%, to $88.2 million for the six months ended June 30, 2008 from $77.4 million for the six months ended June 30, 2007. The increase in purchased transportation is primarily attributable to an increase of approximately 12.2% in miles in addition to a 1.8% increase in the total cost per mile for the six months ended June 30, 2008 versus the same period in 2007. As a percentage of segment operating revenue, Forward Air purchased transportation was 41.8% during the six months ended June 30, 2008 compared to 42.9% for the same period in 2007.

Purchased transportation costs for our airport-to-airport network increased $4.7 million, or 7.8%, to $65.0 million for the six months ended June 30, 2008 from $60.3 million for the six months ended June 30, 2007.  For the six months ended June 30, 2008, purchased transportation for our airport-to-airport network decreased to 38.0% of airport-to-airport revenue from 39.8% for the same period in 2007.  The 7.8% increase is mainly attributable to a 6.8% increase in miles driven by our network of owner-operators or third party transportation providers plus a 1.0% increase in cost per mile.  Miles driven by our network of owner-operators or third party transportation providers increased to support the increased revenue activity discussed above.  However, the increased activity was offset by efforts to consolidate the number of loads carried, which in turn reduces the number of miles driven to support the airport-to-airport network.  In addition, as a result of the Pinch and Black Hawk acquisitions we now utilize Company-employed drivers in our airport-to-airport network which shifts a percentage of transportation costs from purchased transportation to salaries, wages and benefits.  The increase in cost per mile is attributable to increased customer utilization of Forward Air Complete, offset by savings obtained from increased utilization of our owner-operator fleet instead of third party transportation providers, whose rate per mile is generally more costly than that of our owner-operator fleet.

Purchased transportation costs related to our logistics revenue increased $5.7 million, or 39.9%, to $20.0 million for the six months ended June 30, 2008 from $14.3 million for the six months ended June 30, 2007. For the six months ended June 30, 2008, logistics’ purchased transportation costs represented 71.4% of logistics revenue versus 75.7% for the six months ended June 30, 2007. The 39.9% increase is mainly attributable to a 36.9% increase in miles driven by our network of owner-operators or third party transportation providers plus a 2.2% increase in cost per mile.   Miles driven by our network of owner-operators or third party transportation providers increased to support the increased logistics revenue activity discussed above and accounted for $5.3 million of the increase in logistics purchased transportation.  The increase in our purchased transportation cost per mile, which accounted for $0.4 million of the increase in logistics purchased transportation was attributable to the new logistics business obtained through the acquisitions of Pinch and Black Hawk, which due to the new business’ short travel distances, carries a higher cost per mile.  The decrease in logistics purchased transportation as a percentage of logistics revenue is the result of the new business obtained from Pinch and Black Hawk as well as increased utilization of Company-employed drivers which shifts a percentage of the transportation costs from purchased transportation to salaries, wages and benefits.

Purchased transportation costs related to our other revenue increased $0.4 million, or 14.3%, to $3.2 million for the six months ended June 30, 2008 from $2.8 million for the six months ended June 30, 2007. Other purchased transportation costs as a percentage of other revenue decreased to 26.7% of other revenue for the six months ended June 30, 2008 from 27.7% for the same period in 2007.   The improvement in other purchased transportation costs as a percentage of other revenue is attributable to the use of Company-employed drivers to provide the transportation services associated with new business obtained from the Pinch and Black Hawk acquisitions.

FASI

FASI purchased transportation of $4.1 million represents costs associated with payment of drivers, including FASI networked owner-operators, owner-operators from the Forward Air network, and third party transportation providers, for the transportation services provided to FASI. FASI purchased transportation was 21.4% of the segment’s operating revenue.  Due to the nature of the services provided FASI purchased transportation is lower as a percentage of revenue than our Forward Air segment as a larger percentage of the transportation services are performed by Company-employed drivers.

Intercompany Eliminations

Intercompany eliminations of $0.9 million are the result of truckload and airport-to-airport services Forward Air provided to FASI during the six months ended June 30, 2008.

Salaries, Wages, and Benefits

Salaries, wages and employee benefits increased by $17.0 million, or 43.7%, to $55.9 million for the six months ended June 30, 2008 from $38.9 million in the same period of 2007.  As a percentage of total operating revenue, salaries, wages and employee benefits was 24.3% during the six months ended June 30, 2008 compared to 21.6% for the same period in 2007.

Forward Air

Salaries, wages and employee benefits of Forward Air increased by $8.4 million, or 21.6%, to $47.3 million for the six months ended June 30, 2008 from $38.9 million in the same period of 2007.  Salaries, wages and employee benefits were 22.4% of Forward Air’s operating revenue for the six months ended June 30, 2008 compared to 21.6% for the same period of 2007. The increase in salaries, wages and employee benefits as a percentage of revenue was attributable to increased costs for employee incentives and share-based compensation.  Share-based compensation increased $1.6 million, or 0.6% as a percentage of Forward Air operating revenue, due to the annual grants of stock options and non-vested shares of common stock to key members of management and non-employee directors from 2006 to the present.  Employee incentives increased $1.2 million, or 0.5% as a percentage of revenue due to increased accruals for quarterly and annual incentives for key employees based on achievement of performance goals.  The remaining increase in total dollars is attributable to the increased headcount of mainly terminal and Company-employed drivers associated with our acquisitions of Pinch and Black Hawk.

FASI

FASI salaries, wages and employee benefits of $8.6 million represents costs associated with payment of employees, mainly Company-employed drivers and employees located at our FASI terminals since our acquisitions of USAC and Pinch in the third quarter of 2007 and first quarter of 2008, respectively.  FASI salaries, wages and employee benefits were 44.8% of the segment’s operating revenue.  FASI salary, wages and employee benefits are higher as a percentage of operating revenue than our Forward Air segment, as a larger percentage of the transportation services are performed by Company-employed drivers.

Operating Leases

Operating leases increased by $3.1 million, or 40.8%, to $10.7 million for the six months ended June 30, 2008 from $7.6 million in the same period of 2007.  Operating leases, the largest component of which is facility rent, were 4.7% of consolidated operating revenue for the six months ended June 30, 2008 compared with 4.2% in the same period of 2007.

Forward Air

Operating leases were 4.2% of Forward Air operating revenue for the six months ended June 30, 2008 and 2007.  The increase in operating leases in total dollars was attributable to $0.8 million in higher facility rent expense associated with the assumption of additional facilities as a result of the Pinch and Black Hawk acquisitions and the expansion of certain facilities.  Operating leases also increased $0.5 million for trailer and tractor leases assumed in conjunction with the acquisitions of Pinch and Black Hawk.

FASI

FASI operating lease expense of $1.8 million represents $1.1 of facility rent for FASI’s 13 facilities and $0.7 million for operating leases on trailers and tractors assumed in conjunction with the acquisition of Pinch.  FASI does not currently own any of its facilities.  FASI operating leases were 9.4% of the segment’s operating revenue.

Depreciation and Amortization

Depreciation and amortization increased $2.8 million, or 57.1%, to $7.7 million for the six months ended June 30, 2008 from $4.9 million in the same period of 2007.  Depreciation and amortization was 3.4% of consolidated operating revenue for the six months ended June 30, 2008 compared with 2.7% in the same period of 2007.

Forward Air

Depreciation and amortization expense as a percentage of Forward Air operating revenue was 3.3% for the six months ended June 30, 2008 compared to 2.7% in the same period of 2007. The increase in depreciation and amortization expense is primarily due to the amortization of intangible assets and property and equipment associated with the acquisitions of Pinch and Black Hawk.  Amortization expense increased $1.1 million as a result of the non-compete and customer relationships purchased with the acquisitions of Pinch and Black Hawk.  Depreciation on tractors and trailers increased $0.4 million due to tractors and trailers purchased during the third quarter of 2007 and in conjunction with our acquisitions of Pinch and Black Hawk.  Also, depreciation on other property and equipment increased $0.6 million due to the expansion of our infrastructure as a result of our new terminal in Atlanta, Georgia, placed in service in July 2007, and other assets and facilities assumed with the Pinch and Black Hawk acquisitions.

FASI

FASI depreciation and amortization of $0.7 million represents $0.4 million of depreciation on property and equipment and $0.3 million of amortization on intangible assets acquired with our USAC and Pinch acquisitions in the third quarter of 2007 and first quarter of 2008, respectively.  FASI depreciation and amortization expenses, as a percentage of the segment’s operating revenue, was 3.6%.

Insurance and Claims

Insurance and claims expense increased $0.3 million, or 8.3%, to $3.9 million for the six months ended June 30, 2008 from $3.6 million for the six months ended June 30, 2007.  Insurance and claims were 1.7% of consolidated operating revenue during 2008 compared with 2.0% in 2007.

Forward Air

Insurance and claims were 1.6% of Forward Air operating revenue during the six months ended June 30, 2008 compared to 2.0% for the same period of 2007.  The $0.2 million, or 5.6% decrease in insurance and claims for the six months ended June 30, 2008 compared to same period of 2007 is the result of 2007 including $0.3 million of expense for an adjustment to our vehicle loss reserves due to an actuarial analysis.  An actuarial analysis was performed during the six months ended June 30, 2008 but no additional reserves were required.  The decrease in expense related to the adjustment to our vehicle loss reserves was offset by a $0.1 million increase in current year vehicle claims.

FASI

FASI insurance and claims of $0.5 million represents the cost of insurance premiums, accrued vehicle claims and accrued cargo claims since our USAC and Pinch acquisitions in July 2007 and March 2008, respectively.  FASI insurance and claims were 2.6% of the segment’s operating revenue.

Fuel Expense

Fuel expenses increased $4.9 million, to $5.4 million for the six months ended June 30, 2008 from $0.5 million in the same period of 2007.  Fuel expenses were 2.4% of consolidated operating revenue for the six months ended June 30, 2008 compared with 0.3% in the same period of 2007.

Forward Air

Fuel expenses were 1.4% of Forward Air operating revenue for the six months ended June 30, 2008 compared to 0.3% in the same period of 2007. The $2.6 million increase or the 1.1% increase as a percentage of operating revenue was primarily attributable to the increased number of Company-employed drivers as a result of the Pinch and Black Hawk acquisitions in March 2008 and December 2007, respectively. Also increasing fuel expense was the significant year over year increase in average diesel fuel prices.

FASI

Fuel expenses were 12.0% of FASI operating revenue for the six months ended June 30, 2008.  FASI fuel expense is significantly higher as a percentage of operating revenue than Forward Air’s fuel expense, as FASI utilizes a higher ratio of Company-employed drivers and Company-owned vehicles in its operations than Forward Air.

Other Operating Expenses

Other operating expenses increased $4.1 million, or 30.6%, to $17.5 million for the six months ended June 30, 2008 from $13.4 million in the same period of 2007.  Other operating expenses were 7.6% of consolidated operating revenue for the six months ended June 30, 2008 compared with 7.4% in the same period of 2007.

Forward Air

Other operating expenses were 7.3% of Forward Air operating revenue for the six months ended June 30, 2008 compared to 7.4% in the same period of 2007. The 0.1% decrease in other operating expenses as a percentage of operating revenue is the result of 2007 including expenses associated with the relocation or expansion of certain terminals and specialized executive training.  In addition, during 2008 we reduced our marketing expenses.  These decreases were offset by increases in other volume related costs as result of the increased tonnage transiting our system, such as vehicle maintenance.

FASI

FASI other operating expenses of $2.1 million represent costs such as routine vehicle maintenance, utilities for our facilities, and miscellaneous office and administrative expenses incurred since our USAC and Pinch acquisitions in July 2007 and March 2008, respectively.  FASI other operating expenses were 10.9% of the segment’s operating revenue.  Other operating expenses are higher as a percentage of revenue than our Forward Air segment due to the higher utilization of Company-owned equipment.

Income (loss) from operations

Income from operations increased by $2.8 million, or 8.2%, to $37.0 million for the six months ended June 30, 2008 compared with $34.2 million for the same period in 2007.  Income from operations was 16.1% of consolidated operating revenue for the six months ended June 30, 2008 compared with 18.9% in the same period of 2007.

Forward Air

Income from operations increased by $3.7 million, or 10.8%, to $37.9 million for the six months ended June 30, 2008 compared with $34.2 million for the same period in 2007.   The increase in income from operations was primarily a result of increased revenues mostly offset by increased costs for fuel expense, salaries, wages and benefits, and depreciation and amortization.  Income from operations decreased as a percentage of Forward Air operating revenue to 18.0% for the six months ended June 30, 2008 from 18.9% for the same period in 2007.  The decrease in income from operations as a percentage of revenue is a result of the change in our business mix resulting from the largest increases in our revenue continuing to be from services and business that are generally not as profitable as our core airport-to-airport service.

FASI

FASI loss from operations, in the six months ended June 30, 2008 was $0.9 million, or 4.7% of FASI operating revenue.  The FASI loss was partially driven by the highly seasonal nature of the pool distribution business.  The first and second quarters are traditionally the weakest, while the third quarter, and most acutely the fourth quarter, are traditionally the strongest quarters. Additionally, integration costs that resulted from the March 17, 2008 acquisition of Pinch Transportation contributed to the loss.

Interest Expense

Interest expense increased by $0.5 million to $0.6 million for the six months ended June 30, 2008.  The increase in interest expense was the result of net borrowings under our line of credit facility used to fund our acquisitions of Pinch and Black Hawk in March 2008 and December 2007, respectively.

Other Income, net

Other income, net was $0.2 million compared with $1.2 million, for the same period in 2007. The decrease in other income was attributable to the decreased average cash and investment balances as a result of cash used for stock repurchases during 2007, the purchase of real property for regional hubs and terminals, and the acquisitions of USAC and Black Hawk in 2007 and Pinch in 2008.

Provision for Income Taxes

The combined federal and state effective tax rate for the six months ended June 30, 2008 was 39.4% compared to a rate of 38.3% for the same period in 2007. Our effective federal and state rate increased to provide for the decrease in tax-exempt interest income as discussed above, disallowance of share-based compensation on qualified stock options, and uncertain tax positions as required by FIN 48.

Net Income

As a result of the foregoing factors, net income increased by $0.4 million, or 1.8%, to $22.2 million for the six months ended June 30, 2008 compared to $21.8 million for the same period in 2007.

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

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital purchases, with cash flows from operations and borrowings under our bank lines of credit. Net cash provided by operating activities totaled approximately $17.2 million for the six months ended June 30, 2008 compared to approximately $25.2 million for the same period in 2007. The decrease in cash provided by operating activities for the six months ended June 30, 2008 compared to the same period in 2007 is mainly attributable to the $14.0 million decrease in cash from accounts receivable as our revenue is increasing at a faster pace than our collections.  We believe this decrease is mainly a factor of timing and is expected given our significant top line growth, and we do expect to reverse this trend over the last half of 2008.  The decrease in cash from accounts receivable was offset by the $0.4 million increase in net income and the $4.5 million increase in non-cash expenses such as depreciation and amortization and share-based compensation.   Further offsetting the decrease in cash collected from accounts receivable was a $1.0 million reduction in cash paid for trade accounts payables, prepaid assets and other accrued expenses. The increases in accounts receivable and accounts payable were driven by the increased activity associated with our recent acquisitions.

Net cash used in investing activities was approximately $24.1 million for the six months ended June 30, 2008 compared with approximately $12.1 million provided by investing activities during the six months ended June 30, 2007. Investing activities during the six months ended June 30, 2008 consisted primarily of the acquisition of certain assets and liabilities of Pinch and miscellaneous capital expenditures. Partially funding these activities were borrowings from our line of credit.  The cash provided by investing activity in 2007 was driven by the liquidation of our short term investments to fund repurchases of our common stock.

Net cash provided by financing activities totaled approximately $3.1 million for the six months ended June 30, 2008 compared with approximately $35.3 million used in financing activities for the same period in 2007. The increase in cash provided by financing activities was primarily attributable to $5.0 million in current year net borrowings under our line of credit and a $31.2 million reduction in share repurchases from the prior year. Current year net borrowings from our line of credit were used to fund the acquisition of Pinch.

On October 10, 2007 we entered into a new $100.0 million senior credit facility.  The new facility has a term of five years and includes an accordion feature, which allows for an additional $50.0 million in borrowings on such terms and conditions as set forth in the credit agreement.  Interest rates for advances under the senior credit facility are at LIBOR plus 0.6% to 0.9% based upon covenants related to total indebtness to earnings.  The facility replaced our previous $20.0 million line of credit.  We entered into this new, larger credit facility in order to fund potential acquisitions, repurchases of our common stock, and for financing other general business purposes.  At June 30, 2008, we had $57.2 million of available borrowing capacity under the senior credit facility, not including the accordion feature, and had utilized $7.8 million of availability for outstanding letters of credit.

On November 17, 2005, we announced that our Board of Directors approved a stock repurchase program for up to three million shares of common stock (the “2005 Repurchase Plan”). In addition, on July 31, 2007, our Board of Directors approved an additional stock repurchase program for up to two million shares of our common stock (the “2007 Repurchase Plan”).  No shares were repurchased during the six months ended June 30, 2008.  For the three and six months ended June 30, 2007, the Company repurchased 737,300 and 979,500 shares of common stock, respectively, under the 2005 Repurchase Plan for $23.7 million, or $32.12 per share and $31.2 million, or $31.87 per share, respectively.    As of June 30, 2008, no shares remained eligible for purchase under the 2005 Repurchase Plan and 1,788,827 shares remained eligible for repurchase under the 2007 Repurchase Plan.

During the first and second quarters of 2008 and 2007, cash dividends of $0.07 per share were declared on common stock outstanding. We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by our Board of Directors.

We believe that our available cash, investments, expected cash generated from future operations and borrowings under the available senior credit facility will be sufficient to satisfy our anticipated cash needs for at least the next twelve months.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the six months ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings.

From time to time, we are a party to ordinary, routine litigation incidental to and arising in the normal course of our business, most of which involve claims for personal injury and property damage related to the transportation and handling of freight, or workers’ compensation. We do not believe that any of these pending actions, individually or in the aggregate, will have a material adverse effect on our business, financial condition or results of operations.

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

There were no purchases of shares of our common stock during the six months ended June 30, 2008.

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company’s Annual Meeting of Shareholders was held on May 12, 2008 for the purposes of (i) electing nine members of the Board of Directors; (ii) ratifying the appointment of the independent registered public accounting firm for 2008; and (iii) approving the Amended and Restated Non-employee Director Stock Plan.

(i)	Shareholders elected each director nominee for a one-year term expiring at the 2009 annual meeting of shareholders. The vote for each director was as follows:

Name	For	Withheld
Bruce A. Campbell	26,227,925	1,233,391
C. Robert Campbell	26,582,780	878,536
Richard W. Hanselman	27,329,916	131,400
C. John Langley, Jr.	25,784,183	1,677,133
Tracy A. Leinbach	27,332,971	128,345
G. Michael Lynch	27,332,866	128,450
Ray A. Mundy	25,784,083	1,677,233
Gary L. Paxton	27,332,666	128,650
B. Clyde Preslar	27,332,966	128,350

(ii)	The proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for 2008 was approved as follows:

For	Against	Abstain
27,365,863	94,317	1,136

(iii)	Shareholders approved the Company’s Amended and Restated Stock Option and Incentive Plan as follows:

For	Against	Abstain	Broker Non-Votes
14,218,789	10,533,220	797,841	1,911,466

Item 5.	Other Information.

Not Applicable.

Item 6.	Exhibits.

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
4.1
Form of Landair Services, Inc. Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on September 27, 1993)

4.2
Form of Forward Air Corporation Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998)

4.3
Rights Agreement, dated May 18, 1999, between the registrant and SunTrust Bank, Atlanta, N.A., including the Form of Rights Certificate (Exhibit A) and the Form of Summary of Rights (Exhibit B) (incorporated herein by reference to Exhibit 4 to the registrant’s Current Report on Form 8-K filed with the Commission on May 28, 1999)

10.1
Amended and Restated Stock Option and Incentive (incorporated herein by reference to Appendix A of the registrant’s Proxy Statement, filed with the Securities and Exchange Commission on April 3, 2008 (File No. 22490))

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

Forward Air Corporation
Date: August 1, 2008	By:	/s/ Rodney L. Bell
Rodney L. Bell Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer)

By:	/s/ Michael P. McLean
Michael P. McLean Chief Accounting Officer, Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

No.	Exhibit

3.1	Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999)
3.2	Amended and Restated Bylaws of the registrant
4.1
Form of Landair Services, Inc. Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Registration Statement on Form S-1, filed with the Securities and Exchange Commission on September 27, 1993)

4.2
Form of Forward Air Corporation Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998)

4.3
Rights Agreement, dated May 18, 1999, between the registrant and SunTrust Bank, Atlanta, N.A., including the Form of Rights Certificate (Exhibit A) and the Form of Summary of Rights (Exhibit B) (incorporated herein by reference to Exhibit 4 to the registrant’s Current Report on Form 8-K filed with the Commission on May 28, 1999)

10.1
Amended and Restated Stock Option and Incentive (incorporated herein by reference to Appendix A of the registrant’s Proxy Statement, filed with the Securities and Exchange Commission on April 3, 2008 (File No. 22490))

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