Form 10-Q
period 2008-10-31
FORWARD AIR CORP
filed 2008-11-03
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2008
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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of October 28, 2008 was 28,946,094.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited).

Forward Air Corporation
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2008	2007
Assets
Current assets:
Cash	$17,591	$4,909
Accounts receivable, less allowance of $1,688 in 2008 and $1,142 in 2007	72,263	59,734
Other current assets	8,113	6,807
Total current assets	97,967	71,450

Property and equipment	174,263	158,354
Less accumulated depreciation and amortization	60,247	55,322
Total property and equipment, net	114,016	103,032
Goodwill and other acquired intangibles:
Goodwill	54,957	36,053
Other acquired intangibles, net of accumulated amortization of $6,858 in 2008 and
$3,740 in 2007	35,953	29,991
Total goodwill and other acquired intangibles	90,910	66,044
Other assets	2,029	1,358
Total assets	$304,922	$241,884

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$11,175	$11,714
Accrued expenses	16,212	13,060
Income taxes payable	1,007	1,214
Current portion of debt and capital lease obligations	2,416	830
Total current liabilities	30,810	26,818

Long-term debt and capital lease obligations, less current portion	54,565	31,486
Other long-term liabilities	3,319	4,476
Deferred income taxes	7,786	7,371

Shareholders’ equity:
Preferred stock	--	--
Common stock, $0.01 par value:
Authorized shares – 50,000,000
Issued and outstanding shares – 28,888,238 in 2008 and 28,648,068 in 2007	289	286
Additional paid-in capital	8,565	--
Retained earnings	199,588	171,447
Total shareholders’ equity	208,442	171,733
Total liabilities and shareholders’ equity	$304,922	$241,884

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Income
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Operating revenue:
Forward Air
Airport-to-airport	$85,901	$75,671	$257,147	$227,128
Logistics	15,597	11,785	42,688	30,650
Other	6,487	5,220	18,464	15,399
Forward Air Solutions
Pool distribution	13,499	5,070	32,685	5,070
Total operating revenue	121,484	97,746	350,984	278,247

Operating expenses:
Purchased transportation
Forward Air
Airport-to-airport	33,388	29,779	98,432	90,049
Logistics	11,227	9,255	31,224	23,551
Other	1,764	1,530	4,941	4,303
Forward Air Solutions
Pool distribution	2,505	720	5,743	720
Total purchased transportation	48,884	41,284	140,340	118,623
Salaries, wages and employee benefits	28,504	22,026	84,355	61,004
Operating leases	6,183	4,474	16,918	12,091
Depreciation and amortization	4,134	2,855	11,830	7,729
Insurance and claims	1,816	1,649	5,690	5,251
Fuel expense	3,052	578	8,466	1,088
Other operating expenses	9,583	7,976	27,146	21,404
Total operating expenses	102,156	80,842	294,745	227,190
Income from operations	19,328	16,904	56,239	51,057

Other income (expense):
Interest expense	(210)	(55)	(839)	(136)
Other, net	115	304	325	1,525
Total other income (expense)	(95)	249	(514)	1,389
Income before income taxes	19,233	17,153	55,725	52,446
Income taxes	7,136	6,400	21,519	19,925
Net income	$12,097	$10,753	$34,206	$32,521

Net income per share:
Basic	$0.42	$0.36	$1.19	$1.09
Diluted	$0.42	$0.36	$1.18	$1.08
Weighted average shares outstanding:
Basic	28,871	29,472	28,782	29,868
Diluted	29,139	29,866	29,067	30,229

Dividends per share:	$0.07	$0.07	$0.21	$0.21

 The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended
	September 30,	September 30,
	2008	2007
Operating activities:
Net income	$34,206	$32,521
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	11,830	7,729
Share-based compensation	4,571	2,429
Loss (gain) on sale of property and equipment	36	(215)
Provision for loss (recovery) on receivables	245	(23)
Provision for revenue adjustments	3,273	1,801
Deferred income taxes	635	1,212
Tax benefit for stock options exercised	(1,148)	(362)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(16,092)	(6,727)
Prepaid expenses and other current assets	(1,932)	3,913
Accounts payable and accrued expenses	2,398	1,478
Net cash provided by operating activities	38,022	43,756

Investing activities:
Proceeds from disposal of property and equipment	46	327
Purchases of property and equipment	(12,680)	(44,613)
Proceeds from sales or maturities of available-for-sale securities	--	133,310
Purchases of available-for-sale securities	--	(82,260)
Acquisition of businesses	(29,299)	(12,983)
Other	(167)	(881)
Net cash used in investing activities	(42,100)	(7,100)

Financing activities:
Payments of debt and capital lease obligations	(1,172)	(207)
Borrowings on line of credit	45,000	--
Payments on line of credit	(25,000)	--
Proceeds from exercise of stock options	3,085	881
Payments of cash dividends	(6,062)	(6,293)
Repurchases of common stock	--	(31,220)
Common stock issued under employee stock purchase plan	145	138
Cash settlement of share-based awards for minimum tax withholdings	(384)	(242)
Tax benefit for stock options exercised	1,148	362
Net cash provided by (used in) financing activities	16,760	(36,581)
Net increase in cash	12,682	75
Cash at beginning of period	4,909	8,231
Cash at end of period	$17,591	$8,306

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements
 (In thousands, except share and per share data)
(Unaudited)
September 30, 2008

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company’s operating results are subject to seasonal trends when measured on a quarterly basis, therefore operating results for the three month and nine month periods ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the consolidated financial statements and notes thereto included in the Forward Air Corporation Annual Report on Form 10-K for the year ended December 31, 2007.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for the Company beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS 141R on its consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for the Company beginning January 1, 2009. The Company is currently evaluating the potential impact of the adoption of SFAS 160 on its consolidated financial position, results of operations and cash flows.

3.	Comprehensive Income

Comprehensive income includes any changes in the equity of the Company from transactions and other events and circumstances from non-owner sources. Comprehensive income for the three and nine months ended September 30, 2008 was $12,097 and $34,206, respectively. Comprehensive income for the three and nine months ended September 30, 2007 was $10,753 and $32,521, respectively. In each case, comprehensive income approximated net income.

4.	Share-Based Payments

The Company accounts for its share-based payments using SFAS No. 123(R), Share-Based Payment (“SFAS 123R”), and elected the modified prospective transition method on January 1, 2006. Under the modified prospective transition method, awards that are granted, modified, repurchased or canceled after the date of adoption are measured and accounted for in accordance with SFAS 123R. Share-based awards that were granted prior to the effective date continue to be valued in accordance with SFAS 123 and stock option expense for unvested options must be recognized in the statement of income. On December 31, 2005, the Company’s Board of Directors accelerated the vesting of all outstanding and unvested stock options awarded to employees, officers and non-employee directors under the Company’s stock option award plans. The primary purpose of the accelerated vesting of these options was to eliminate future compensation expense that the Company would otherwise have recognized in its statement of income with respect to these unvested options upon the adoption of SFAS 123R. As a result of the acceleration of the vesting of the Company’s outstanding and unvested options in 2005, there was no additional compensation expense recognized during the three months and nine months ended September 30, 2008 and 2007 related to options granted prior to January 1, 2006. All share-based compensation expense is recognized in salaries, wages and employee benefits.

Employee Activity

On May 12, 2008, the Company’s shareholders approved the Company’s Amended and Restated Stock Option and Incentive Plan (the “Restated Plan”) which amended the Company’s 1999 Stock Option and Incentive Plan (the “1999 Plan”).  Among other changes, the Restated Plan increased the remaining shares available for grant by 3,000,000 shares.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

4.	Share-Based Payments (continued)

The Company’s general practice has been to make a single annual grant to key employees and to generally make other grants only in connection with new employment or promotions.  During 2006, the Company issued non-vested shares of common stock (“non-vested shares”) to key employees as the form of share-based awards. However, in 2007 and 2008, the Company elected to issue stock options to key employees, as the Company believes stock options more closely link long-term compensation with the Company’s long-term goals. Stock options issued during the three and nine months ended September 30, 2008 and 2007 expire seven years from the grant date and vest ratably over a three-year period. The share-based compensation for these stock options will be recognized, net of estimated forfeitures, ratably over the requisite service period, or vesting period. The Company has estimated forfeitures based upon historical experience.

The Company used the Black-Scholes option-pricing model to estimate the grant-date fair value of options granted during the nine months ended September 30, 2008 and 2007.  No options were granted during the three months ended September 30, 2008.  The weighted-average fair value of options granted during the nine months ended September 30, 2008 was $11.19.  The weighted-average fair values of options granted during the three and nine months ended September 30, 2007 were $11.53 and $11.20, respectively.  The fair values were estimated using the following weighted-average assumptions:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Expected dividend yield	--%	0.8%	0.8%	0.8%
Expected stock price volatility	--%	37.0%	35.2%	37.0%
Weighted average risk-free interest rate	--%	4.3%	2.8%	4.7%
Expected life of options (years)	--	4.5	4.5	4.5

During the three and nine months ended September 30, 2008, share-based compensation expense for options granted to employees after December 31, 2005 was $1,029 and $2,916, respectively.   During the three and nine months ended September 30, 2007, share-based compensation expense for options granted to employees after December 31, 2005 was $448 and $1,170, respectively.  The total tax benefit related to the share-based expense for these options for the three and nine months ended September 30, 2008 was $243 and $739, respectively.  The total tax benefit related to the share-based expense for these options for the three and nine months ended September 30, 2007 was $170 and $445, respectively.  Total compensation cost, net of estimated forfeitures, related to the options not yet recognized in earnings was $6,618 at September 30, 2008. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The following tables summarize the Company’s employee stock option activity and related information for the three and nine months ended September 30, 2008:

	Three months ended September 30, 2008
				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Options	Exercise	Value	Contractual
	(000)	Price	(000)	Term
Outstanding at June 30, 2008	2,478	$27
Granted	--	--
Exercised	(26)	20
Forfeited	(6)	32
Outstanding at September 30, 2008	2,446	$28	$14,664	5.6
Exercisable at September 30, 2008	1,440	$25	$11,758	5.4

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

4.	Share-Based Payments (continued)

	Nine months ended September 30, 2008
				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Options	Exercise	Value	Contractual
	(000)	Price	(000)	Term
Outstanding at January 1, 2008	2,246	$26
Granted	387	30
Exercised	(153)	15
Forfeited	(34)	32
Outstanding at September 30, 2008	2,446	$28	$14,664	5.6
Exercisable at September 30, 2008	1,440	$25	$11,758	5.4

Share-based compensation expense was $264 and $1,014 during the three and nine months ended September 30, 2008, respectively, for non-vested shares granted to employees during 2006. The total tax benefit related to this share-based expense was $121 and $412 for the three and nine months ended September 30, 2008, respectively. Share-based compensation expense was $321 and $918 during the three and nine months ended September 30, 2007, respectively, for non-vested shares granted to employees during 2006. The total tax benefit related to this share-based expense was $122 and $349 for the three and nine months ended September 30, 2007, respectively.  Total compensation cost, net of estimated forfeitures, related to the non-vested shares not yet recognized in earnings was $492 at September 30, 2008. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Under the 2005 Employee Stock Purchase Plan (the “ESPP”), which has been approved by shareholders, the Company is authorized to issue up to a remaining 464,370 shares of common stock to employees of the Company. These shares may be issued at a price equal to 90% of the lesser of the market value on the first day or the last day of each six-month purchase period. Common stock purchases are paid for through periodic payroll deductions and/or up to two large lump sum contributions. For the nine months ended September 30, 2008, participants under the plan purchased 5,331 shares at an average price of $27.16 per share. For the nine months ended September 30, 2007, participants under the plan purchased 5,049 shares at an average price of $27.32 per share. The weighted-average fair value of each purchase right under the ESPP granted for the nine months ended September 30, 2008, which is equal to the discount from the market value of the common stock at the end of each six month purchase period, was $7.44 per share.  The weighted-average fair value of each purchase right under the ESPP granted for the nine months ended September 30, 2007, was $6.78 per share. Share-based compensation expense of $40 and $34 was recognized during the nine months ended September 30, 2008 and 2007, respectively. The total tax benefit related to the share-based expense was $6 and $13 for the nine months ended September 30, 2008 and 2007, respectively.

Non-employee Director Activity

During the nine months ended September 30, 2008, the Company granted 16,142 non-vested shares to non-employee directors with an average grant price of $34.69 per share.  During the nine months ended September 30, 2007, the Company granted 19,024 non-vested shares to non-employee directors with an average grant price of $33.64 per share.  The 2008 and 2007 grants of non-vested shares were issued from the Company’s Amended and Restated Non-Employee Director Stock Plan and vest over a 12 month period.

Share-based compensation expense during the three months and nine months ended September 30, 2008 was $158 and $601, respectively, for non-vested shares granted to non-employee directors.  The total tax benefit related to this share-based expense was $69 and $229 for the three and nine months ended September 30, 2008, respectively.  Share-based compensation expense during the three months and nine months ended September 30, 2007 was $176 and $304, respectively, for non-vested shares granted to non-employee directors.  The total tax benefit related to this share-based expense was $67 and $116 for the three and nine months ended September 30, 2007, respectively.  Total compensation cost, net of estimated forfeitures, related to the non-vested shares granted to non-employee directors not yet recognized in earnings was $438 at September 30, 2008.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

4.	Share-Based Payments (continued)

The following tables summarize the Company’s non-employee stock option activity and related information for the three and nine months ended September 30, 2008:

	Three months ended September 30, 2008
				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Options	Exercise	Value	Contractual
	(000)	Price	(000)	Term
Outstanding at June 30, 2008	93	$22
Granted	--	--
Exercised	(19)	22
Forfeited	--	--
Outstanding at September 30, 2008	74	$22	$859	4.3
Exercisable at September 30, 2008	74	$22	$859	4.3

	Nine months ended September 30, 2008
				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Options	Exercise	Value	Contractual
	(000)	Price	(000)	Term
Outstanding at January 1, 2008	112	$22
Granted	--	--
Exercised	(38)	22
Forfeited	--	--
Outstanding at September 30, 2008	74	$22	$859	4.3
Exercisable at September 30, 2008	74	$22	$859	4.3

5.	Senior Credit Facility

On October 10, 2007, the Company entered into a $100,000 senior credit facility. This facility has a term of five years and includes an accordion feature, which allows for an additional $50,000 in borrowings on such terms and conditions as set forth in the senior credit facility agreement. The senior credit facility matures on October 10, 2012. The facility replaced the Company's previous $20,000 line of credit. The Company entered into this larger credit facility in order to fund potential acquisitions, the repurchase of its common stock, and for financing other general business purposes.  Interest rates for advances under the facility are at LIBOR plus 0.6% to 0.9% based upon covenants related to total indebtedness to earnings (4.5% at September 30, 2008). The agreement contains certain covenants and restrictions, none of which are expected to significantly affect our operations or ability to pay dividends.  No assets are pledged as collateral against the senior credit facility.  As of September 30, 2008, the Company had $50,000 outstanding under the senior credit facility. At September 30, 2008, the Company had $42,155 of available borrowing capacity outstanding under the senior credit facility, not including the accordion feature, and had utilized $7,845 of availability for outstanding letters of credit.

6.	Acquisition of Businesses

On September 8, 2008, the Company acquired certain assets and liabilities of Service Express, Inc. (Service Express).  Service Express was a privately held provider of pool distribution services primarily in the Mid-Atlantic and Southeastern continental United States.  Service Express generated approximately $39,000 in revenue during the year ended December 31, 2007.  The acquisition of Service Express’ pool distribution services expands the geographic footprint of the FASI segment in the Mid-Atlantic and Southeastern United States.   The purchased assets and liabilities and the results of operations of Service Express have been included in the consolidated financial statements since September 8, 2008.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

6.	Acquisition of Businesses (continued)

The aggregate purchase price was $10,617, paid with the Company’s available cash and borrowings from the Company’s senior credit facility (see note 5).  Under the purchase agreement, $1,050 of the purchase price was paid into an escrow account to protect the Company against potential unknown liabilities.  The amount paid into escrow will be released to the sellers one year after the acquisition date.

The Company is still in the process of identifying and valuing all acquired assets and liabilities, including equipment, amortizable intangible assets and capital lease obligations. The Company will adjust the purchase price allocation as required to reflect the final valuation.  All acquired Service Express assets and liabilities have been assigned to the FASI segment:

At September 8, 2008
Equipment	$5,991
Goodwill	9,876
Total assets acquired	15,867

Capital lease obligations	5,250
Total liabilities assumed	5,250
Net assets acquired	$10,617

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

The aggregate purchase price was $18,682, paid with the Company’s available cash and borrowings from the Company’s senior credit facility (see note 5).  Under the purchase agreement, $1,825 of the purchase price was paid into an escrow account to protect the Company against potential unknown liabilities.  The amount paid into escrow will be released to the sellers one year after the acquisition date.

The purchase price allocation is preliminary as the Company is still finalizing the valuation of the acquired non-compete agreements and customer relationships. The preliminary purchase price allocation is as follows:

	Forward Air	FASI	Total
Current assets	$72	$--	$72
Property and equipment	960	148	1,108
Non-compete agreements	80	--	80
Customer relationships	4,700	4,300	9,000
Goodwill	5,573	3,437	9,010
Total assets acquired	11,385	7,885	19,270

Debt and capital leases	480	108	588
Total liabilities assumed	480	108	588
Net assets acquired	$10,905	$7,777	$18,682

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

6.	Acquisition of Businesses (continued)

The acquired customer relationships and non-compete agreements from the Pinch acquisition are being amortized on a straight-line basis over a weighted average life of 12 and 5 years, respectively.  The Company began amortizing the assets as of the acquisition date and recorded $218 and $436 of amortization expense during the three and nine months ended September 30, 2008, respectively.  The assumed debt included notes payable on purchased equipment of $350 and capital lease obligations of $238.  The notes payable of $350 were settled on the date of purchase and there are no related amounts outstanding on September 30, 2008.

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

Acquired customer relationships and non-compete agreements have weighted-average useful lives of 10.7 and 5.6 years, respectively. Amortization expense on acquired customer relationships and non-compete agreements during the three and nine months ended September 30, 2008 was $1,113 and $3,118, respectively.  Amortization expense on acquired customer relationships and non-compete agreements during the three and nine months ended September 30, 2007 was $513 and $1,192, respectively.

The changes in the carrying value of goodwill for the nine months ended September 30, 2008 are as follows:

	Forward Air	FASI	Total
Beginning balance, December 31, 2007	$32,344	$3,709	$36,053
Pinch acquisition	5,573	3,437	9,010
Service Express acquisition	--	9,876	9,876
Adjustment to Black Hawk and USAC acquisitions	9	9	18
Ending balance, September 30, 2008	$37,926	$17,031	$54,957

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

7.	Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Numerator:
Numerator for basic and diluted income per share - net income	$12,097	$10,753	$34,206	$32,521

Denominator:
Denominator for basic income per share - weighted-average shares	28,871	29,472	28,782	29,868
Effect of dilutive stock options and non-vested shares	268	394	285	361
Denominator for diluted income per share - adjusted weighted-
average shares	29,139	29,866	29,067	30,229
Basic income per share	$0.42	$0.36	$1.19	$1.09
Diluted income per share	$0.42	$0.36	$1.18	$1.08

8.	Income Taxes

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

During the three months ended September 30, 2008, the Company reached a settlement with a state taxing authority regarding the taxability of two Company subsidiaries in the related state for tax years 1996 through 2007.  As a result of this settlement the Company has agreed to pay the state $306, including interest and penalties.  Also, the Company further agreed that if the state was successful in certain litigation efforts the Company would pay an additional $213, including interest and penalties.  Based on the settlement, the Company has reclassified $306 to income taxes payable, maintained a contingent tax liability for $213, and reversed the excess accrual.  The Company had previously reserved $1,393 for this contingency, and as a result of the settlement, was able to reduce current state income tax expense by $611, interest expense by $104 and penalties by $159.

Included in the liability for unrecognized tax benefits at September 30, 2008 are tax positions of $419, which represents tax positions where the realization of the ultimate benefit is uncertain and the disallowance of which would affect the Company’s annual effective income tax rate.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses.

For the three and nine months ended September 30, 2008 and 2007, the effective income tax rates varied from the statutory federal income tax rate of 35.0%, primarily as a result of the effect of state income taxes, net of the federal benefit, permanent differences between book and tax net income, and the reversal of tax contingency liabilities as discussed above.

9.	Shareholders' Equity

During the first, second and third quarters of 2008 and 2007, the Company’s Board of Directors declared a cash dividend of $0.07 per share of common stock.  The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

9.	Shareholders' Equity (continued)

On November 17, 2005, the Company announced that its Board of Directors approved a stock repurchase program for up to three million shares of common stock (the “2005 Repurchase Plan”). In addition, on July 31, 2007, the Company’s Board of Directors approved an additional stock repurchase program for up to two million shares of the Company’s common stock (the “2007 Repurchase Plan”).  No shares were repurchased during the three and nine months ended September 30, 2008.  For the nine months ended September 30, 2007, the Company repurchased 979,500 shares of common stock under the 2005 Repurchase Plan for $31,220 or $31.87 per share.  As of September 30, 2008, no shares remained eligible for purchase under the 2005 Repurchase Plan and 1,788,827 shares remained eligible for repurchase under the 2007 Repurchase Plan.

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

The following table summarizes segment information about net income and assets used by the chief operating decision maker of the Company in making decisions regarding allocation of assets and resources as of and for the three months ended September 30, 2008 and 2007.

	Three months ended September 30, 2008
	Forward Air	FASI	Eliminations	Consolidated
External revenues	$107,985	$13,499	$--	$121,484
Intersegment revenues	623	50	(673)	--
Depreciation and amortization	3,612	522	--	4,134
Stock-based compensation expense	1,419	32	--	1,451
Interest expense	185	25	--	210
Interest income	112	3	--	115
Income tax expense	7,114	22	--	7,136
Net income	12,097	--	--	12,097
Total assets	295,153	41,429	(31,660)	304,922
Capital expenditures	5,445	1,880	--	7,325

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

11.	Segment Reporting (continued)

	Three months ended September 30, 2007
	Forward Air	FASI	Eliminations	Consolidated
External revenues	$92,676	$5,070	$--	$97,746
Intersegment revenues	9	--	(9)	--
Depreciation and amortization	2,594	261	--	2,855
Stock-based compensation expense	943	3	--	946
Interest expense	40	15	--	55
Interest income	299	2	--	301
Income tax expense	6,220	180	--	6,400
Net income	10,475	278	--	10,753
Total assets	213,342	15,615	(12,993)	215,964
Capital expenditures	5,705	373	--	6,078

The following table summarizes segment information about net income and assets used by the chief operating decision maker of the Company in making decisions regarding allocation of assets and resources as of and for the nine months ended September 30, 2008 and 2007.

	Nine months ended September 30, 2008
	Forward Air	FASI	Eliminations	Consolidated
External revenues	$318,299	$32,685	$--	$350,984
Intersegment revenues	1,517	63	(1,580)	--
Depreciation and amortization	10,616	1,214	--	11,830
Stock-based compensation expense	4,480	91	--	4,571
Interest expense	788	51	--	839
Interest income	311	8	--	319
Income tax expense (benefit)	21,856	(337)	--	21,519
Net income (loss)	34,831	(625)	--	34,206
Total assets	295,153	41,429	(31,660)	304,922
Capital expenditures	10,490	2,190	--	12,680

	Nine months ended September 30, 2007
	Forward Air	FASI	Eliminations	Consolidated
External revenues	$273,177	$5,070	$--	$278,247
Intersegment revenues	9	--	(9)	--
Depreciation and amortization	7,468	261	--	7,729
Stock-based compensation expense	2,426	3	--	2,429
Interest expense	121	15	--	136
Interest income	1,523	2	--	1,525
Income tax expense	19,745	180	--	19,925
Net income	32,243	278	--	32,521
Total assets	213,342	15,615	(12,993)	215,964
Capital expenditures	44,240	373	--	44,613

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

On July 30, 2007, through our subsidiary and reporting segment, FASI, and in conjunction with the acquisition of USA Carriers, Inc. (“USAC”), we began providing pool distribution services throughout the Mid-Atlantic, Southeast, Midwest and Southwest continental United States.  Pool distribution involves the consolidation and shipment of several smaller less-than-truckload shipments to a common area or region.  Once at the regional destination, the consolidated loads are then deconsolidated and delivered to their unique destinations.  Our primary customers for this product are regional and nationwide distributors and retailers.  We service these customers through a network of 20 terminals.

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

Trends and Developments

During the three and nine months ended September 30, 2008 we experienced significant revenue growth across all product lines and segments over the same periods in the prior year.  The revenue growth was primarily driven by our 2008 and 2007 acquisitions, partially offset by the challenging economic conditions.  On September 8, 2008, we acquired certain assets and liabilities of Service Express, Inc. (“Service Express”).  Service Express was a privately held provider of pool distribution services primarily in the Mid-Atlantic and Southeastern continental United States.  Service Express generated approximately $39.0 million in revenue during the year ended December 31, 2007.  The acquisition of Service Express’ pool distribution services adds to the geographic footprint of the FASI segment in the Mid-Atlantic and Southeastern United States.

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

During the three and nine months ended September 30, 2008, we continued to experience a year over year decrease in our income from operations as a percentage of operating revenue.  The decrease in income from operations as a percentage of operating revenue was driven primarily by changes in our revenue mix and increasing fuel expense.  Revenue increases from our lower margin Forward Air services and FASI have continued to outpace the revenue growth from Forward Air’s higher margin airport-to-airport service resulting in negative pressure on our operating margins.  In addition, revenue growth in airport-to-airport service has been primarily driven by shorter distance lower yielding business.  These changes in revenue mix have been accelerated by our recent acquisitions.  In addition to the revenue mix, the recent acquisitions have increased the number of Company-employed drivers and Company-owned or operated equipment.  These increases have significantly increased our salaries, wages and benefits, fuel and other operating expenses as we, not independent owner-operators, now incur these costs directly.

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

Our FASI segment includes our pool distribution business and the related assets and liabilities purchased from USAC, Pinch and Service Express.

Results of Operations

The following table sets forth our consolidated historical financial data for the three months ended September 30, 2008 and 2007 (in millions):

	Three months ended
	September 30,	September 30,
	2008	2007	Change	% Change
Operating revenue	$121.5	$97.8	$23.7	24.2%
Operating expenses:
Purchased transportation	48.9	41.3	7.6	18.4
Salaries, wages, and employee benefits	28.5	22.0	6.5	29.5
Operating leases	6.2	4.5	1.7	37.8
Depreciation and amortization	4.1	2.9	1.2	41.4
Insurance and claims	1.8	1.6	0.2	12.5
Fuel expense	3.1	0.6	2.5	416.7
Other operating expenses	9.6	8.0	1.6	20.0
Total operating expenses	102.2	80.9	21.3	26.3
Income from operations	19.3	16.9	2.4	14.2
Other income (expense):
Interest expense	(0.2)	(0.1)	(0.1)	100.0
Other, net	0.1	0.3	(0.2)	(66.7)
Total other (expense) income	(0.1)	0.2	(0.3)	(150.0)
Income before income taxes	19.2	17.1	2.1	12.3
Income taxes	7.1	6.4	0.7	10.9
Net income	$12.1	$10.7	$1.4	13.1%

The following table sets forth our historical financial data by segment for the three months ended September 30, 2008 and 2007 (in millions):

	Three months ended
	September 30,	Percent of	September 30,	Percent of
	2008	Revenue	2007	Revenue
Operating revenue
Forward Air	$108.6	89.4%	$92.7	94.8%
FASI	13.6	11.2	5.1	5.2
Intercompany Eliminations	(0.7)	(0.6)	--	--
Total	121.5	100.0	97.8	100.0

Purchased transportation
Forward Air	46.5	42.8	40.6	43.8
FASI	3.1	22.8	0.7	13.7
Intercompany Eliminations	(0.7)	100.0	--	--
Total	48.9	40.2	41.3	42.2

Salaries, wages and employee benefits
Forward Air	23.0	21.2	19.7	21.3
FASI	5.5	40.5	2.3	45.1
Total	28.5	23.5	22.0	22.5

Operating leases
Forward Air	4.7	4.3	4.1	4.4
FASI	1.5	11.0	0.4	7.8
Total	6.2	5.1	4.5	4.6

Depreciation and amortization
Forward Air	3.6	3.3	2.6	2.8
FASI	0.5	3.7	0.3	5.9
Total	4.1	3.4	2.9	3.0

Insurance and claims
Forward Air	1.7	1.6	1.5	1.6
FASI	0.1	0.7	0.1	2.0
Total	1.8	1.5	1.6	1.6

Fuel expense
Forward Air	1.6	1.5	0.3	0.3
FASI	1.5	11.0	0.3	5.9
Total	3.1	2.5	0.6	0.6

Other operating expenses
Forward Air	8.2	7.5	7.4	8.0
FASI	1.4	10.3	0.6	11.8
Total	9.6	7.9	8.0	8.2

Income from operations
Forward Air	19.3	17.8	16.5	17.8
FASI	--	--	0.4	7.8
Total	$19.3	15.9%	$16.9	17.3%

The following table presents the components of the Forward Air segment’s operating revenue and purchased transportation for the three months ended September 30, 2008 and 2007 (in millions):

	For three months ended
	September 30,	Percent of	September 30,	Percent of
	2008	Revenue	2007	Revenue
Forward Air revenue
Airport-to-airport	$87.0	80.1%	$75.7	81.7%
Logistics	15.1	13.9	11.8	12.7
Other	6.5	6.0	5.2	5.6
Total	$108.6	100.0%	$92.7	100.0%

Forward Air purchased transportation
Airport-to-airport	$33.4	38.4%	$29.8	39.4%
Logistics	11.3	74.8	9.3	78.8
Other	1.8	27.7	1.5	28.8
Total	$46.5	42.8%	$40.6	43.8%

Three Months Ended September 30, 2008 compared to Three Months Ended September 30, 2007

Revenues

Operating revenue increased by $23.7 million, or 24.2%, to $121.5 million for the three months ended September 30, 2008 from $97.8 million in the same period of 2007.

Forward Air

Forward Air operating revenue increased $15.9 million, or 17.2%, to $108.6 million from $92.7 million, accounting for 89.4% of consolidated operating revenue for the three months ended September 30, 2008. Airport-to-airport revenue, which is the largest component of our consolidated operating revenue, increased $11.3 million, or 14.9%, to $87.0 million from $75.7 million, accounting for 80.1% of the segment’s operating revenue during the three months ended September 30, 2008 compared to 81.7% for the three months ended September 30, 2007.  The increase in airport-to-airport revenue was driven by an increase in tonnage and a minor increase in revenue per pound. Our airport-to-airport business is priced on a per pound basis and the average revenue per pound, including the impact of fuel surcharges, increased 5.6% for the three months ended September 30, 2008 versus the three months ended September 30, 2007. Tonnage that transited our network increased by 8.8% in the three months ended September 30, 2008 compared with the three months ended September 30, 2007.  The increase in tonnage was primarily driven by the increased activity resulting from our acquisitions of Pinch and Black Hawk in March 2008 and December 2007, respectively.  Average revenue per pound increased due to increased utilization of our Forward Air Complete pick-up and delivery service in addition to increased fuel surcharges to offset increased fuel costs.  These increases were offset by yield decreases resulting from a shift in our revenue mix to shorter distance lower price per pound routes.  This shift was primarily the result of new business obtained with the Pinch and Black Hawk acquisitions as well as increased business from international and domestic airlines.

Logistics revenue, which is primarily truckload brokerage (TLX) and priced on a per mile basis, increased $3.3 million, or 28.0%, to $15.1 million in the third quarter of 2008 from $11.8 million in the same period of 2007.  The increase in logistics revenue is the result of our continuing efforts as part of our “Completing the Model” strategic initiative to grow TLX and $1.1 million in revenue from new service lines obtained with the Pinch and Black Hawk acquisitions.  We continue to place emphasis on capturing a larger percentage of truckload opportunities and correspondingly increasing our access to sufficient truckload capacity through the expansion of our owner-operator fleet and the use of third-party transportation providers. Through these efforts we increased the number of miles driven to support our TLX revenue by 12.0% during the three months ended September 30, 2008 compared to the same period in 2007.  The average revenue per mile of our TLX product, including the impact of fuel surcharges, increased 6.5% for the three months ended September 30, 2008 versus the three months ended September 30, 2007. The increase in revenue per mile is mainly attributable to increased fuel surcharges to offset increased fuel costs and improved pricing as a result of favorable changes in business mix.

Other revenue, which includes warehousing services and terminal handling, accounts for the final component of Forward Air operating revenue. Other revenue increased $1.3 million to $6.5 million, a 25.0% increase from $5.2 million for the same period in 2007.  The increase was primarily due to increased cartage, handling and storage revenue due to new services offered through our newly expanded facilities.  The increased cartage revenue is also the result of new business obtained in conjunction with the Pinch and Black Hawk acquisitions.

FASI

FASI operating revenue increased $8.5 million to $13.6 million for the three months ended September 30, 2008 from $5.1 million for the same period in 2007.  The increase in revenue is the result of additional activity from the Pinch acquisition on March 17, 2008 and the Service Express acquisition on September 9, 2008.  In addition, the third quarter of 2008 includes a full three months of revenue compared to only two months in the third quarter of 2007 as FASI began operations on July 30, 2007 in conjunction with the acquisition of USAC.

Intercompany Eliminations

Intercompany eliminations of $0.7 million are the result of truckload and airport-to-airport services Forward Air provided to FASI during the three months ended September 30, 2008.  FASI also provides cartage services to Forward Air.

Purchased Transportation

Purchased transportation increased by $7.6 million, or 18.4%, to $48.9 million in the third quarter of 2008 from $41.3 million in the same period of 2007.  As a percentage of total operating revenue, purchased transportation was 40.2% during the three months ended September 30, 2008 compared to 42.2% for the same period in 2007.

Forward Air

Forward Air’s purchased transportation increased by $5.9 million, or 14.5%, to $46.5 million for the three months ended September 30, 2008 from $40.6 million for the three months ended September 30, 2007. The increase in purchased transportation is primarily attributable to an increase of approximately 7.0% in miles in addition to a 6.9% increase in the total cost per mile for the third quarter of 2008 versus the same period in 2007. As a percentage of segment operating revenue, Forward Air purchased transportation was 42.8% during the three months ended September 30, 2008 compared to 43.8% for the same period in 2007.

Purchased transportation costs for our airport-to-airport network increased $3.6 million, or 12.1%, to $33.4 million for the three months ended September 30, 2008 from $29.8 million for the three months ended September 30, 2007.  For the three months ended September 30, 2008, purchased transportation for our airport-to-airport network decreased to 38.4% of airport-to-airport revenue from 39.4% for the same period in 2007.  The $3.6 million increase is attributable to a 5.8% increase in miles driven by our network of owner-operators or third party transportation providers plus a 6.3% increase in cost per mile.  The increase in miles increased purchased transportation by $1.7 million while the change in cost per mile increased purchased transportation $1.9 million.  Miles driven by our network of owner-operators or third party transportation providers increased to support the increased revenue activity discussed above.  The increase in cost per mile is attributable to increased customer utilization of Forward Air Complete offset by increased utilization of our network of owner operators as opposed to more costly third party transportation providers.  Additionally, the increase in cost per mile was also offset by the increased use of Company-employed drivers.  The number of Company-employed drivers and their use in the airport-to-airport network is mainly a result of the Pinch and Black Hawk acquisitions.  The cost for the company-employed drivers is included in salaries, wages and benefits instead of purchased transportation.

Purchased transportation costs for our logistics revenue increased $2.0 million, or 21.5%, to $11.3 million for the three months ended September 30, 2008 from $9.3 million for the three months ended September 30, 2007. For the three months ended September 30, 2008, logistics’ purchased transportation costs represented 74.8% of logistics revenue versus 78.8% for the three months ended September 30, 2007. The 21.5% increase is partially attributable to a $0.7 million increase in costs associated with new logistics business obtained through the acquisition of Pinch and Black Hawk.  The remaining increase is attributable to a 12.0% increase in miles driven by our network of owner-operators or third party transportation providers plus a 1.6% increase in the related cost per mile.   Miles driven by our network of owner-operators or third party transportation providers increased to support our continuing efforts to grow our TLX business as discussed above, and accounted for $1.1 million of the increase in logistics purchased transportation.  The change in the cost per mile increased the logistics purchased transportation by $0.2 million.  The increase in cost per mile was mostly the result of increased rates from third party transportation providers mostly offset by increased use of our network of owner operators.  The decrease in logistics transportation as a percentage of revenue is the result of the favorable change in business mix as well as the addition of the new business from the Pinch and Black Hawk acquisitions.

Purchased transportation costs related to our other revenue increased $0.3 million, or 20.0%, to $1.8 million for the three months ended September 30, 2008 from $1.5 million for the three months ended September 30, 2007. Other purchased transportation costs as a percentage of other revenue decreased to 27.7% of other revenue for the three months ended September 30, 2008 from 28.8% for the same period in 2007.   The improvement in other purchased transportation costs as a percentage of other revenue is attributable to the use of Company-employed drivers to provide the transportation services associated with new business obtained from the Pinch and Black Hawk acquisitions.

FASI

FASI purchased transportation increased to $3.1 million for the three months ended September 30, 2008 from $0.7 million for the same period in 2007.  FASI purchased transportation as a percentage of revenue was 22.8% for the three months ended September 30, 2008 compared to 13.7% for the three months ended September 30, 2007.  The increase in purchased transportation is mainly due to our continued expansion of the FASI business through the acquisitions of Pinch and Service Express in March 2008 and September 2008, respectively.  In addition, the third quarter of 2008 includes a full three months of activity compared to only two months in the third quarter of 2007 as FASI began operations on July 30, 2007.  Purchased transportation has increased as a percentage of FASI revenue mainly due to the increased use of owner operators particularly in conjunction with the acquisition of Pinch.

Intercompany Eliminations

Intercompany eliminations increased to $0.7 million and are the result of truckload and airport-to-airport services Forward Air provided to FASI during the three months ended September 30, 2008.  During the three months ended September 30, 2008, FASI also provided cartage services to Forward Air.

Salaries, Wages, and Benefits

Salaries, wages and employee benefits increased by $6.5 million, or 29.5%, to $28.5 million in the third quarter of 2008 from $22.0 million in the same period of 2007.  As a percentage of total operating revenue, salaries, wages and employee benefits was 23.5% during the three months ended September 30, 2008 compared to 22.5% for the same period in 2007.

Forward Air

Salaries, wages and employee benefits of Forward Air increased by $3.3 million, or 16.8%, to $23.0 million in the third quarter of 2008 from $19.7 million in the same period of 2007.  Salaries, wages and employee benefits were 21.2% of Forward Air’s operating revenue in the third quarter of 2008 compared to 21.3% for the same period of 2007.  The improvement in salaries, wages and employee benefits as a percentage of revenue was the result of overall improvement in workers’ compensation and health insurance costs and operating efficiencies offset by increases in employee incentives and share-based compensation.  Share-based compensation increased $0.5 million, or 0.3% as a percentage of Forward Air operating revenue, due to the annual grants of stock options and non-vested shares of common stock to key members of management and non-employee directors from 2006 to the present.  Employee incentives increased $0.5 million, or 0.4% as a percentage of revenue due to increased accruals for quarterly and annual incentives for key employees based on achievement of performance goals. Workers’ compensation and health insurance costs remained materially consistent year over year increasing less than $0.1 million, but decreasing 0.3% as a percentage of Forward Air operating revenue.  The remaining 0.5% improvement as a percentage of Forward Air operating revenue was the result of revenue increasing at higher rate than salaries and wages.  The remaining increase in total dollars is attributable to the increased headcount of mainly terminal and Company-employed drivers associated with our acquisitions of Pinch and Black Hawk.

FASI

FASI salaries, wages and employee benefits increased to $5.5 million for the three months ended September 30, 2008 compared to $2.3 million for the three months ended September 30, 2007.  As a percentage of FASI operating revenue, salaries, wages and benefits decreased to 40.5% for the three months ended September 30, 2008 compared to 45.1% for the same period in 2007.  FASI salary, wages and employee benefits are higher as a percentage of operating revenue than our Forward Air segment, as a larger percentage of the transportation services are performed by Company-employed drivers.  However, 1.1% of the decrease as a percentage of FASI revenue is a decrease in driver pay as a percentage of revenue which is the result of the higher utilization of owner operators during the third quarter of 2008 versus the same period in 2007.  The remaining improvement is attributable to management salaries and insurance costs decreasing as a percentage of operating revenue as revenue increases have outpaced increases in management staffing and insurance costs.

Operating Leases

Operating leases increased by $1.7 million, or 37.8%, to $6.2 million in the third quarter of 2008 from $4.5 million in the same period of 2007.  Operating leases, the largest component of which is facility rent, were 5.1% of consolidated operating revenue for the three months ended September 30, 2008 compared with 4.6% in the same period of 2007.

Forward Air

Operating leases increased $0.6 million and 14.6% to $4.7 million in the third quarter of 2008 from $4.1 million in the same period of 2007.  Operating leases were 4.3% of Forward Air operating revenue for the three months ended September 30, 2008 compared with 4.4% in the same period of 2007.  The increase in operating leases in total dollars was attributable to $0.3 million in higher facility rent expense associated with the assumption of additional facilities as a result of the Pinch and Black Hawk acquisitions and the expansion of certain facilities. Operating leases also increased $0.3 million for trailer and tractor leases assumed in conjunction with the acquisitions of Pinch and Black Hawk.

FASI

FASI operating lease expense increased $1.1 million to $1.5 million for the three months ended September 30, 2008 from $0.4 million for the same period in 2007.  Approximately $0.6 million of the increase was attributable to higher facility rent expense due to the increased number of terminals resulting from the Pinch and Service Express acquisitions.  Operating leases also increased $0.5 million for trailer and tractor leases assumed in conjunction with the acquisitions of Pinch and Service Express.  The increase in operating lease expense, both for facilities and equipment, is also attributable to the third quarter of 2008 including three moths of lease expense while the third quarter of 2007 including only two months as FASI was not operating until July 30, 2007.  The increase in lease expense for tractors and trailers is the primary reason for the increase in operating leases as a percentage of revenue.

Depreciation and Amortization

Depreciation and amortization increased $1.2 million, or 41.4%, to $4.1 million in the third quarter of 2008 from $2.9 million in the same period of 2007.  Depreciation and amortization was 3.4% of consolidated operating revenue for the three months ended September 30, 2008 compared with 3.0% in the same period of 2007.

Forward Air

Depreciation and amortization expense as a percentage of Forward Air operating revenue was 3.3% in the third quarter of 2008 compared to 2.8% in the same period of 2007.  The increase in depreciation and amortization expense as a percentage of revenue is primarily due to a $0.6 million, or 0.5% as a percentage of revenue, increase in amortization expense of intangible assets associated with the acquisitions of Pinch and Black Hawk.

FASI

FASI depreciation and amortization increased $0.2 million to $0.5 million for the three months ended September 30, 2008 from $0.2 million for the same period in 2007.  The increase in depreciation and amortization is due to the increase in tractors, trailers and other equipment in conjunction with our acquisitions of Pinch and Service Express.  The decline as a percentage of revenue is attributable to the increase in revenue outpacing the increase in depreciation as many of the assets assumed through the Pinch acquisition were off-balance sheet operating leases.

Insurance and Claims

Insurance and claims expense increased $0.2 million, or 12.5%, to $1.8 million for the three months ended September 30, 2008 from $1.6 million for the three months ended September 30, 2007.  Insurance and claims were 1.5% of consolidated operating revenue during 2008 compared with 1.6% in 2007.

Forward Air

Insurance and claims were 1.6% of Forward Air operating revenue in the third quarter of 2008 and 2007.  The $0.2 million, or 13.3% increase in insurance and claims for the third quarter of 2008 compared to the third quarter of 2007 is the result of increased insurance premiums resulting from the increased number of our owner operators in our fleet and Company-employed drivers and trailers from 2007 to 2008.

FASI

FASI insurance and claims for the three months ended September 30, 2008 and 2007 was $0.1 million but decreased to 0.7% of revenues for the three months ended September 30, 2008 compared to 2.0% of revenues for the three months ended September 30, 2007.  The decrease as a percentage of revenue is attributable to the increase in revenue outpacing the increase in claims and insurance premiums.

Fuel Expense

Fuel expense increased $2.5 million, to $3.1 million in the third quarter of 2008 from $0.6 million in the same period of 2007.  Fuel expense was 2.5% of consolidated operating revenue for the three months ended September 30, 2008 compared with 0.6% in the same period of 2007.

Forward Air

Fuel expense was 1.5% of Forward Air operating revenue in the third quarter of 2008 compared to 0.3% in the same period of 2007. The $1.3 million, or 1.2% as a percentage of revenue, increase was primarily attributable to the increased number of Company-employed drivers and Company-owned or operated equipment as a result of the Pinch and Black Hawk acquisitions in March 2008 and December 2007, respectively. Also increasing fuel expense was the significant year over year increase in average diesel fuel prices.

FASI

FASI fuel expense increased $1.2 million, to $1.5 million in the third quarter of 2008 from $0.3 million in the same period of 2007.  Fuel expenses were 11.0% of FASI operating revenue in the third quarter of 2008 compared to 5.9% in the third quarter of 2007.  FASI fuel expense is significantly higher as a percentage of operating revenue than Forward Air’s fuel expense, as FASI utilizes a higher ratio of Company-employed drivers and Company-owned or leased vehicles in its operations than Forward Air.  The increase in FASI fuel expense was attributable to the increase in owned or leased tractors assumed with the Pinch and Service Express acquisitions.  The increase is also attributable to the third quarter of 2008 including three months of activity as opposed to only two months in the third quarter of 2007.

Other Operating Expenses

Other operating expenses increased $1.6 million, or 20.0%, to $9.6 million in the third quarter of 2008 from $8.0 million in the same period of 2007.  Other operating expenses were 7.9% of consolidated operating revenue for the three months ended September 30, 2008 compared with 8.2% in the same period of 2007.

Forward Air

Other operating expenses were 7.5% of Forward Air operating revenue in the third quarter of 2008 compared to 8.0% in the same period of 2007. The 0.5% decrease in other operating expenses as a percentage of operating revenue is the result of efforts to control costs by reducing expenses for management training, marketing and travel.  In addition, during the three months ended September 30, 2008 other operating expenses were reduced by $0.2 million related to the reversal of previous accruals for fines and penalties associated with the settlement of a dispute with a state taxing authority.  The dispute was settled with the state taxing authority for less than the amount previously reserved.

FASI

FASI other operating expenses increased $0.8 million to $1.4 million for the three months ended September 30, 2008 compared to $0.6 million for the same period in 2007.  FASI other operating expenses for the third quarter of 2008 were 10.3% of the segment’s operating revenue compared to 11.8% for the same period in 2007.  Other operating expenses are higher as a percentage of revenue than our Forward Air segment due to the higher utilization of Company-owned or leased vehicles resulting in higher maintenance and related expenses.  The decrease as a percentage of revenue is attributable to the increase in revenue outpacing the increase in other operating expenses.

Income from Operations

Income from operations increased by $2.4 million, or 14.2%, to $19.3 million for the third quarter of 2008 compared with $16.9 million for the same period in 2007.  Income from operations was 15.9% of consolidated operating revenue for the three months ended September 30, 2008 compared with 17.3% in the same period of 2007.

Forward Air

Income from operations increased by $2.8 million, or 17.0%, to $19.3 million for the third quarter of 2008 compared with $16.5 million for the same period in 2007.   The increase in income from operations was primarily a result of increased revenues partially offset by increased costs for fuel expense, salaries, wages and benefits, and depreciation and amortization.  Income from operations as a percentage of Forward Air operating revenue was 17.8% for the three months ended September 30, 2008 and 2007.

FASI

FASI income from operations decreased approximately $0.4 million to less than $0.1 million for the three months ended September 30, 2008 from $0.4 million for the three months ended September 30, 2007.  The decrease in FASI income from operations is mainly driven by integration costs that resulted from the March 17, 2008 acquisition of Pinch. These costs primarily impacted salaries, wages, and employee benefits, operating leases and other operating expenses.

Interest Expense

Interest expense increased $0.1 million to $0.2 million for the three months ended September 30, 2008 compared to $0.1 million for the three months ended September 30, 2007.  The increase in interest expense was mostly the result of net borrowings under our line of credit facility used to fund our acquisitions of Service Express, Pinch and Black Hawk in September 2008, March 2008 and December 2007, respectively.   These increases were net of a $0.1 million reduction of interest expense resulting from the settlement of a dispute with a state taxing authority during the three months ended September 30, 2008.  The dispute was settled with the state taxing authority for less than the amount previously reserved.

Other Income, Net

Other income, net was less than $0.1 million for the three months ended September 30, 2008 compared with $0.3 million for the same period in 2007. The decrease in other income was attributable to the decreased average cash and investment balances as a result of cash used for the acquisition of USAC in July 2007 and stock repurchases during the fourth quarter of 2007.

Provision for Income Taxes

The combined federal and state effective tax rate for the third quarter of 2008 was 37.1% compared to a rate of 37.3% for the same period in 2007. The effective rate for the third quarter of 2008 was reduced by a $0.3 million decrease in state income tax expense, net of federal benefit, for the settlement of a dispute with a state taxing authority.  The dispute was settled with the state taxing authority for less than the amount previously reserved.  The effective tax rate for the third quarter of 2007 was reduced as we had determined that we were eligible to receive federal tax credits as an alternative fuel user.

Net Income

As a result of the foregoing factors, net income increased by $1.4 million, or 13.1%, to $12.1 million for the third quarter of 2008 compared to $10.7 million for the same period in 2007.

The following table sets forth our historical consolidated financial data for the nine months ended September 30, 2008 and 2007 (in millions):

	Nine months ended
	September 30,	September 30,
	2008	2007	Change	% Change
Operating revenue	$351.0	$278.3	$72.7	26.1%
Operating expenses:
Purchased transportation	140.3	118.6	21.7	18.3
Salaries, wages, and employee benefits	84.4	61.0	23.4	38.4
Operating leases	16.9	12.1	4.8	39.7
Depreciation and amortization	11.8	7.7	4.1	53.2
Insurance and claims	5.7	5.3	0.4	7.5
Fuel expense	8.5	1.1	7.4	672.7
Other operating expenses	27.2	21.4	5.8	27.1
Total operating expenses	294.8	227.2	67.6	29.8
Income from operations	56.2	51.1	5.1	10.0
Other income (expense):
Interest expense	(0.8)	(0.1)	(0.7)	700.0
Other, net	0.3	1.5	(1.2)	(80.0)
Total other (expense) income	(0.5)	1.4	(1.9)	(135.7)
Income before income taxes	55.7	52.5	3.2	6.1
Income taxes	21.5	19.9	1.6	8.0
Net income	$34.2	$32.6	$1.6	4.9%

The following table sets forth our historical financial data by segment for the nine months ended September 30, 2008 and 2007 (in millions):

	Nine months ended
	September 30,	Percent of	September 30,	Percent of
	2008	Revenue	2007	Revenue
Operating revenue
Forward Air	$319.8	91.1%	$273.2	98.2%
FASI	32.8	9.4	5.1	1.8
Intercompany Eliminations	(1.6)	(0.5)	--	--
Total	351.0	100.0	278.3	100.0

Purchased transportation
Forward Air	134.6	42.1	117.9	43.2
FASI	7.3	22.3	0.7	13.7
Intercompany Eliminations	(1.6)	100.0	--	--
Total	140.3	40.0	118.6	42.6

Salaries, wages and employee benefits
Forward Air	70.3	22.0	58.7	21.5
FASI	14.1	43.0	2.3	45.1
Total	84.4	24.1	61.0	21.9

Operating leases
Forward Air	13.6	4.2	11.7	4.3
FASI	3.3	10.0	0.4	7.8
Total	16.9	4.8	12.1	4.3

Depreciation and amortization
Forward Air	10.6	3.3	7.4	2.7
FASI	1.2	3.6	0.3	5.9
Total	11.8	3.4	7.7	2.8

Insurance and claims
Forward Air	5.1	1.6	5.2	1.9
FASI	0.6	1.8	0.1	2.0
Total	5.7	1.6	5.3	1.9

Fuel expense
Forward Air	4.8	1.5	0.8	0.3
FASI	3.7	11.3	0.3	5.9
Total	8.5	2.4	1.1	0.4

Other operating expenses
Forward Air	23.7	7.4	20.8	7.6
FASI	3.5	10.7	0.6	11.8
Total	27.2	7.7	21.4	7.7

Income (loss) from operations
Forward Air	57.1	17.9	50.7	18.5
FASI	(0.9)	(2.7)	0.4	7.8
Total	$56.2	16.0%	$51.1	18.4%

The following table presents the components of the Forward Air segment’s operating revenue and purchased transportation for the nine months ended September 30, 2008 and 2007 (in millions):

	For nine months ended
	September 30,	Percent of	September 30,	Percent of
	2008	Revenue	2007	Revenue
Forward Air revenue
Airport-to-airport	$258.2	80.7%	$227.1	83.2%
Logistics	43.1	13.5	30.7	11.2
Other	18.5	5.8	15.4	5.6
Total	$319.8	100.0%	$273.2	100.0%

Forward Air purchased transportation
Airport-to-airport	$98.4	38.1%	$90.0	39.6%
Logistics	31.2	72.4	23.6	76.9
Other	5.0	27.0	4.3	27.9
Total	$134.6	42.1%	$117.9	43.2%

Nine Months Ended September 30, 2008 compared to Nine Months Ended September 30, 2007

Revenues

Operating revenue increased by $72.7 million, or 26.1%, to $351.0 million for the nine months ended September 30, 2008 from $278.3 million in the same period of 2007.

Forward Air

Forward Air operating revenue increased $46.6 million, or 17.1%, to $319.8 million from $273.2, accounting for 91.1% of consolidated operating revenue for the nine months ended September 30, 2008. Airport-to-airport revenue, which is the largest component of our consolidated operating revenue, increased $31.1 million, or 13.7%, to $258.2 million from $227.1 million, accounting for 80.7% of the segment’s operating revenue during the nine months ended September 30, 2008 compared to 83.2% for the nine months ended September 30, 2007.  The increase in airport-to-airport revenue was driven by an increase in tonnage and a minor increase in revenue per pound. Our airport-to-airport business is priced on a per pound basis and the average revenue per pound, including the impact of fuel surcharges, increased 3.0% for the nine months ended September 30, 2008 versus the nine months ended September 30, 2007. Tonnage that transited our network increased by 10.4% in the nine months ended September 30, 2008 compared with the nine months ended September 30, 2007.  The increase in tonnage was primarily driven by the increased activity resulting from our acquisitions of Pinch and Black Hawk in March 2008 and December 2007, respectively.  Average revenue per pound increased due to increased utilization of our Forward Air Complete pick-up and delivery service in addition to increased fuel surcharges to offset rising fuel costs.  These increases were offset by yield decreases resulting from a shift in our revenue mix to shorter distance, lower price per pound routes.  This shift was primarily the result of new business obtained from the Pinch and Black Hawk acquisitions as well as increased business from international and domestic airlines.

Logistics revenue, which is primarily truckload brokerage (TLX) and priced on a per mile basis, increased $12.4 million, or 40.4%, to $43.1 million for the nine months ended September 30, 2008 from $30.7 million in the same period of 2007. The increase in logistics revenue is the result of our continuing efforts as part of our “Completing the Model” strategic initiative to grow TLX and $2.8 million in revenue from new service lines obtained with the Pinch and Black Hawk acquisitions.  We continue to place emphasis on capturing a larger percentage of truckload opportunities and correspondingly increasing our access to sufficient truckload capacity through the expansion of our owner-operator fleet and the use of third-party transportation providers. Through these efforts we increased the number of miles driven to support our TLX revenue by 27.2% during the nine months ended September 30, 2008 compared to the same period in 2007.  The average revenue per mile of our TLX product, including the impact of fuel surcharges, increased 3.5% for the nine months ended September 30, 2008 versus the nine months ended September 30, 2007. The increase in revenue per mile is mainly attributable to increased fuel surcharges to offset increased fuel costs and improved pricing as a result of changes in business mix.

Other revenue, which includes warehousing services and terminal handling, is the final component of Forward Air operating revenue. Other revenue increased $3.1 million to $18.5 million, a 20.1% increase from $15.4 million for the same period in 2007.  The increase was primarily due to increased cartage, handling and storage revenue due to new services offered through our newly expanded facilities.  The increased cartage revenue is also the result of new business obtained in conjunction with the Pinch and Black Hawk acquisitions.

FASI

FASI operating revenue increased $27.7 million to $32.8 million for the nine months ended September 30, 2008 from $5.1 million for the same period in 2007.  The increase in revenue is due to our acquisitions of Pinch and Service Express in March 2008 and September 2008, respectively.  In addition, 2008 includes nine months of revenue activity from the USAC acquisition while 2007 includes only two months of revenue as USAC was acquired on July 30, 2007.

Intercompany Eliminations

Intercompany eliminations of $1.6 million are the result of truckload and airport-to-airport services Forward Air provided to FASI during the nine months ended September 30, 2008.  FASI also provides cartage services to Forward Air.

Purchased Transportation

Purchased transportation increased by $21.7 million, or 18.3%, to $140.3 million during the nine months ended September 30, 2008 from $118.6 million in the same period of 2007.  As a percentage of total operating revenue, purchased transportation was 40.0% during the nine months ended September 30, 2008 compared to 42.6% for the same period in 2007.

Forward Air

Forward Air purchased transportation increased by $16.7 million, or 14.2%, to $134.6 million for the nine months ended September 30, 2008 from $117.9 million for the nine months ended September 30, 2007. As a percentage of segment operating revenue, Forward Air purchased transportation was 42.1% during the nine months ended September 30, 2008 compared to 43.2% for the same period in 2007.

Purchased transportation costs for our airport-to-airport network increased $8.4 million, or 9.3%, to $98.4 million for the nine months ended September 30, 2008 from $90.0 million for the nine months ended September 30, 2007.  For the nine months ended September 30, 2008, purchased transportation for our airport-to-airport network decreased to 38.1% of airport-to-airport revenue from 39.6% for the same period in 2007.  The 9.3% increase is mainly attributable to a 6.4% increase in miles driven by our network of owner-operators or third party transportation providers plus a 2.7% increase in cost per mile.  Miles driven by our network of owner-operators or third party transportation providers increased to support the increased revenue activity discussed above.  However, the increased activity was offset by efforts to consolidate the number of loads carried, which in turn reduces the number of miles driven to support the airport-to-airport network.  The increase in cost per mile is attributable to increased customer utilization of Forward Air Complete, offset by savings obtained from increased utilization of our owner-operator fleet instead of third party transportation providers, whose rate per mile is generally more costly than that of our owner-operator fleet.  Additionally, the increase in cost per mile was also offset by the increased use of Company-employed drivers.  The number of Company-employed drivers and their use in the airport-to-airport network is mainly a result of the Pinch and Black Hawk acquisitions.  The cost for the company-employed drivers is included in salaries, wages and benefits instead of purchased transportation.

Purchased transportation costs for our logistics revenue increased $7.6 million, or 32.2%, to $31.2 million for the nine months ended September 30, 2008 from $23.6 million for the nine months ended September 30, 2007. For the nine months ended September 30, 2008, logistics’ purchased transportation costs represented 72.4% of logistics revenue versus 76.9% for the nine months ended September 30, 2007. The 32.2% increase is partially attributable to a $1.5 million increase in costs associated with new logistics business obtained through the acquisition of Pinch and Black Hawk.  The remaining increase is attributable to a 27.2% increase in miles driven by our network of owner-operators or third party transportation providers net of a 0.7% decrease in the related cost per mile.   Miles driven by our network of owner-operators or third party transportation providers increased to support our continuing efforts to grow our TLX business as discussed above, and accounted for $6.3 million of the increase in logistics purchased transportation.  The change in the cost per mile decreased the logistics purchased transportation by $0.2 million.  The decrease in cost per mile was mostly the result of increased utilization of our owner-operator fleet instead of third party transportation providers, whose rate per mile is generally more costly than that of our owner-operator fleet.

Purchased transportation costs related to our other revenue increased $0.7 million, or 16.3%, to $5.0 million for the nine months ended September 30, 2008 from $4.3 million for the nine months ended September 30, 2007. Other purchased transportation costs as a percentage of other revenue decreased to 27.0% of other revenue for the nine months ended September 30, 2008 from 27.9% for the same period in 2007.   The improvement in other purchased transportation costs as a percentage of other revenue is attributable to the use of Company-employed drivers to provide the transportation services associated with new business obtained from the Pinch and Black Hawk acquisitions.

FASI

FASI purchased transportation increased $6.6 million to $7.3 million for the nine months ended September 30, 2008 from $0.7 million for the same period in 2007.  The increase in purchased transportation is due to our acquisitions of Pinch and Service Express in March 2008 and September 2008, respectively.  In addition, 2008 includes nine months of activity from the USAC acquisition while 2007 includes only two months of activity as USAC was acquired on July 30, 2007.

Intercompany Eliminations

Intercompany eliminations of $1.6 million are the result of truckload and airport-to-airport services Forward Air provided to FASI during the nine months ended September 30, 2008.  FASI also provides cartage services to Forward Air.

Salaries, Wages, and Benefits

Salaries, wages and employee benefits increased by $23.4 million, or 38.4%, to $84.4 million for the nine months ended September 30, 2008 from $61.0 million in the same period of 2007.  As a percentage of total operating revenue, salaries, wages and employee benefits was 24.1% during the nine months ended September 30, 2008 compared to 21.9% for the same period in 2007.

Forward Air

Salaries, wages and employee benefits of Forward Air increased by $11.6 million, or 19.8%, to $70.3 million for the nine months ended September 30, 2008 from $58.7 million in the same period of 2007.  Salaries, wages and employee benefits were 22.0% of Forward Air’s operating revenue for the nine months ended September 30, 2008 compared to 21.5% for the same period of 2007. The increase in salaries, wages and employee benefits as a percentage of revenue was attributable to increased costs for employee incentives and share-based compensation.  Share-based compensation increased $2.1 million, or 0.5% as a percentage of Forward Air operating revenue, due to the annual grants of stock options and non-vested shares of common stock to key members of management and non-employee directors from 2006 to the present.  Employee incentives increased $1.7 million, or 0.6% as a percentage of revenue due to increased accruals for quarterly and annual incentives for key employees based on achievement of performance goals.  Offsetting these increases were improvements as a percentage of Forward Air operating revenue in terminal labor performance and management salaries.  These improvements were the result of revenue increasing at a higher rate than salaries and wages.  The remaining increase in total dollars is attributable to the increased headcount of mainly terminal and Company-employed drivers associated with our acquisitions of Pinch and Black Hawk.

FASI

FASI salaries, wages and employee benefits increased $11.8 million to $14.1 million for the nine months ended September 30, 2008 from $2.3 million for the same period in 2007.  The increase is due to increased headcount as a result of our acquisitions of Pinch and Service Express in March 2008 and September 2008, respectively.  In addition, 2008 includes nine months of activity from the USAC acquisition while 2007 includes only two months of activity as USAC was acquired on July 30, 2007.   FASI salaries, wages and employee benefits were 43.0% of the segment’s operating revenue during the nine months ended September 30, 2008 compared to 45.1% for the same period in 2007.  The decrease as a percentage of revenue is primarily due to increased utilization of owner operators.  FASI salary, wages and employee benefits are higher as a percentage of operating revenue than our Forward Air segment, as a larger percentage of the transportation services are performed by Company-employed drivers.

Operating Leases

Operating leases increased by $4.8 million, or 39.7%, to $16.9 million for the nine months ended September 30, 2008 from $12.1 million in the same period of 2007.  Operating leases, the largest component of which is facility rent, were 4.8% of consolidated operating revenue for the nine months ended September 30, 2008 compared with 4.3% in the same period of 2007.

Forward Air

Operating leases increased $1.9 million and 16.2% to $13.6 million for the nine months ended September 30, 2008 from $11.7 million in the same period of 2007.  Operating leases were 4.2% of Forward Air operating revenue for the nine months ended September 30, 2008 versus 4.3% for the same period in 2007.  The increase in operating leases in total dollars was attributable to a   $1.1 million increase in facility rent expense due to the assumption of additional facilities as a result of the Pinch and Black Hawk acquisitions and the expansion of certain facilities.  Operating leases also increased $0.8 million for trailer and tractor leases assumed in conjunction with the acquisitions of Pinch and Black Hawk.

FASI

FASI operating leases increased $2.9 million to $3.3 million for the nine months ended September 30, 2008 from $0.4 million for the same period in 2007.  The increase is due to a $1.7 million increase in facility rent as a result of the increase in terminals due to our acquisitions of Pinch and Service Express in March 2008 and September 2008, respectively.  In addition, the operating lease expense for 2008 includes nine months of rental activity from the USAC acquisition while 2007 includes only two months of activity as USAC was acquired on July 30, 2007.  The remaining $1.2 million increase is the result of operating leases for trailers, tractors and other equipment assumed in conjunction with the Pinch acquisition.  The increase in lease expense for tractors and trailers is the primary reason for the increase in operating leases as a percentage of revenue.

Depreciation and Amortization

Depreciation and amortization increased $4.1 million, or 53.2%, to $11.8 million for the nine months ended September 30, 2008 from $7.7 million in the same period of 2007.  Depreciation and amortization was 3.4% of consolidated operating revenue for the nine months ended September 30, 2008 compared with 2.8% in the same period of 2007.

Forward Air

Depreciation and amortization expense as a percentage of Forward Air operating revenue was 3.3% for the nine months ended September 30, 2008 compared to 2.7% in the same period of 2007. The increase in depreciation and amortization expense is primarily due to the amortization of intangible assets and equipment associated with the acquisitions of Pinch and Black Hawk.  The increase in depreciation and amortization expense as a percentage of revenue is primarily due to a $1.7 million, 0.6% as a percentage of revenue, increase in amortization expense of intangible assets associated with the acquisitions of Pinch and Black Hawk.

FASI

FASI depreciation and amortization increased $0.9 million to $1.2 million for the nine months ended September 30, 2008 from $0.3 million for the same period in 2007.  The $0.9 million increase is the result of the increase in depreciable assets as a result of our acquisitions of Pinch and Service Express in March 2008 and September 2008, respectively.  In addition, 2008 includes nine months of depreciation on assets purchased in the USAC acquisition while 2007 includes only two months of activity as USAC was acquired on July 30, 2007.  The decline as a percentage of revenue is attributable to the increase in revenue outpacing the increase in depreciation as many of the assets assumed through the Pinch acquisition were off-balance sheet operating leases.

Insurance and Claims

Insurance and claims expense increased $0.4 million, or 7.5%, to $5.7 million for the nine months ended September 30, 2008 from $5.3 million for the nine months ended September 30, 2007.  Insurance and claims were 1.6% of consolidated operating revenue during 2008 compared with 1.9% in 2007.

Forward Air

Insurance and claims expense decreased $0.1 million, or 1.9%, to $5.1 million for the nine months ended September 30, 2008 from $5.2 million for the nine months ended September 30, 2007.  Insurance and claims were 1.6% of Forward Air operating revenue during the nine months ended September 30, 2008 compared to 1.9% for the same period of 2007.  The decrease in insurance and claims is the result of 2007 including $0.3 million of expense for an adjustment to our vehicle loss reserves due to an actuarial analysis.  An actuarial analysis was performed during the nine months ended September 30, 2008 but no significant additional reserves were required.  The decrease in expense related to the adjustment of our vehicle loss reserves was offset by increased insurance premiums and current year claims.

FASI

FASI insurance and claims increased $0.5 million to $0.6 million for the nine months ended September 30, 2008 from $0.1 million for the same period in 2007.  The increase is the result of our acquisitions of Pinch and Service Express in March 2008 and September 2008, respectively.  In addition, 2008 includes nine months of claims activity while 2007 included only two months of activity as USAC was acquired and FASI was formed on July 30, 2007.

Fuel Expense

Fuel expense increased $7.4 million, to $8.5 million for the nine months ended September 30, 2008 from $1.1 million in the same period of 2007.  Fuel expense was 2.4% of consolidated operating revenue for the nine months ended September 30, 2008 compared with 0.4% in the same period of 2007.

Forward Air

Fuel expense increased $4.0 million, to $4.8 million for the nine months ended September 30, 2008 from $0.8 million in the same period of 2007.  Fuel expense was 1.5% of Forward Air operating revenue for the nine months ended September 30, 2008 compared to 0.3% in the same period of 2007. The $4.0 million increase was primarily attributable to the increased number of Company-employed drivers and Company-owned and leased vehicles as a result of the Pinch and Black Hawk acquisitions in March 2008 and December 2007, respectively. Also, increasing fuel expense was the significant year over year increase in average diesel fuel prices.

FASI

FASI fuel expense increased $3.4 million to $3.7 million for the nine months ended September 30, 2008 from $0.3 million for the same period in 2007.  The increase is the result of our acquisitions of Pinch and Service Express in March 2008 and September 2008, respectively.  In addition, 2008 includes nine months of fuel expense while 2007 includes only two months of activity as USAC was acquired and FASI commenced operations on July 30, 2007.

Other Operating Expenses

Other operating expenses increased $5.8 million, or 27.1%, to $27.2 million for the nine months ended September 30, 2008 from $21.4 million in the same period of 2007.  Other operating expenses were 7.7% of consolidated operating revenue for the nine months ended September 30, 2008 and 2007.

Forward Air

Other operating expenses were 7.4% of Forward Air operating revenue for the nine months ended September 30, 2008 compared to 7.6% in the same period of 2007. The 0.2% decrease in other operating expenses as a percentage of operating revenue is the result of 2007 including expenses associated with the relocation or expansion of certain terminals and specialized executive training.  Also, during 2008 we reduced our marketing expenses.  In addition, during the nine months ended September 30, 2008 other operating expenses were reduced by $0.2 million related to the reversal of previous accruals for fines and penalties associated with the settlement of a dispute with a state taxing authority.  The dispute was settled with the state taxing authority for less than the amount previously reserved.  These decreases were offset by increases in other volume related costs, such as dock supplies and vehicle maintenance, as result of the increased tonnage transiting our system.

FASI

FASI other operating expenses increased $2.9 million to $3.5 million for the nine months ended September 30, 2008 from $0.6 million for the same period in 2007.  The increase is the result of our acquisitions of Pinch and Service Express in March 2008 and September 2008, respectively.  In addition, 2008 includes nine months of activity while 2007 includes only two months of activity as FASI commenced operations on July 30, 2007.

Income (Loss) from Operations

Income from operations increased by $5.1 million, or 10.0%, to $56.2 million for the nine months ended September 30, 2008 compared with $51.1 million for the same period in 2007.  Income from operations was 16.0% of consolidated operating revenue for the nine months ended September 30, 2008 compared with 18.4% in the same period of 2007.

Forward Air

Income from operations increased by $6.4 million, or 12.6%, to $57.1 million for the nine months ended September 30, 2008 compared with $50.7 million for the same period in 2007.   The increase in income from operations was primarily a result of increased revenues partially offset by increased costs for fuel expense, salaries, wages and benefits, and depreciation and amortization.  Income from operations decreased as a percentage of Forward Air operating revenue to 17.9% for the nine months ended September 30, 2008 from 18.5% for the same period in 2007.  The decrease in income from operations as a percentage of revenue is a result of the change in our business mix resulting from the largest increases in our revenue continuing to be from services and businesses that are generally not as profitable as our core airport-to-airport service.

FASI

FASI loss from operations, in the nine months ended September 30, 2008 was $0.9 million, or 2.7% of FASI operating revenue versus income from operations of $0.4 million, or 7.8% of FASI operating revenue, for the nine months ended September 30, 2007.  The FASI loss was partially driven by the highly seasonal nature of the pool distribution business.  The first and second quarters are traditionally the weakest, while the third quarter, and most acutely the fourth quarter, are traditionally the strongest quarters. Additionally, integration costs that resulted from the March 2008 acquisition of Pinch contributed to the loss.  These costs primarily impacted salaries, wages, and employee benefits, operating leases and other operating expenses.

Interest Expense

Interest expense increased by $0.7 million to $0.8 million for the nine months ended September 30, 2008.  The increase in interest expense was the result of net borrowings under our line of credit facility used to fund our acquisitions of Service Express, Pinch and Black Hawk in September 2008, March 2008 and December 2007, respectively.  These increases were net of a $0.1 million reduction of interest expense resulting from the settlement of a dispute with a state taxing authority during the nine months ended September 30, 2008.  The dispute was settled with the state taxing authority for less than the amount previously reserved.

Other Income, Net

Other income, net was $0.3 million compared with $1.5 million for the same period in 2007. The decrease in other income was attributable to the decreased average cash and investment balances as a result of cash used for the acquisition of USAC in July 2007 and stock repurchases during 2007.

Provision for Income Taxes

The combined federal and state effective tax rate for the nine months ended September 30, 2008 was 38.6% compared to a rate of 38.0% for the same period in 2007. Our effective federal and state rate increased to provide for the decrease in tax-exempt interest income as discussed above, the disallowance of share-based compensation on qualified stock options, and uncertain tax positions as required by FIN 48.  However, during the nine months ended September 30, 2008 we reduced the provision for state income taxes by $0.3 million, net of federal benefit, for the settlement of a dispute with a state taxing authority.  The dispute was settled with the state taxing authority for less than the previously reserved amount.

Net Income

As a result of the foregoing factors, net income increased by $1.6 million, or 4.9%, to $34.2 million for the nine months ended September 30, 2008 compared to $32.6 million for the same period in 2007.

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

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for us beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of SFAS 141R on our consolidated financial position, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for us beginning January 1, 2009. We are currently evaluating the potential impact of the adoption of SFAS 160 on our consolidated financial position, results of operations and cash flows.

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital expenditures, with cash flows from operations and borrowings under our bank lines of credit. Net cash provided by operating activities totaled approximately $38.0 million for the nine months ended September 30, 2008 compared to approximately $43.8 million for the same period in 2007. The $5.8 million decrease in cash provided by operating activities for the nine months ended September 30, 2008 compared to the same period in 2007 is mainly attributable to the decreased cash from the collection of accounts receivable as well as decreases year over year in other payables.  The decrease in cash from collections on accounts receivable was due to our revenue increasing at a faster pace than our collections.  We believe this decrease is mainly a factor of timing and is expected given our significant top line growth.  Further, we have already made progress toward improving this trend during the third quarter of 2008 and expect to reverse this trend by the end of 2008.  The decrease in cash from accounts receivable and working capital was mostly offset by the increase in cash from net income before non-cash expenses such as depreciation and amortization and share-based compensation.

Net cash used in investing activities was approximately $42.1 million for the nine months ended September 30, 2008 compared with approximately $7.1 million used in investing activities during the nine months ended September 30, 2007. Investing activities during the nine months ended September 30, 2008 consisted primarily of the acquisition of certain assets and liabilities of Service Express and Pinch as well as capital expenditures, most of which were for our new terminal in Dallas/Fort Worth, Texas. The acquisitions were funded by borrowings from our line of credit.  The cash used in investing activities during 2007, for items such as the purchase of certain assets and liabilities of USAC and purchases of property and equipment, were offset by cash received from the liquidation of our short term investments.

Net cash provided by financing activities totaled approximately $16.8 million for the nine months ended September 30, 2008 compared with approximately $36.6 million used in financing activities for the same period in 2007. The improvement in cash provided by financing activities was primarily attributable to $20.0 million in current year net borrowings under our line of credit and a $31.2 million reduction in share repurchases from the prior year. Current year net borrowings from our line of credit were used to partially fund the acquisitions of Service Express and Pinch.

On October 10, 2007, we entered into a new $100.0 million senior credit facility.  The new facility has a term of five years and includes an accordion feature, which allows for an additional $50.0 million in borrowings on such terms and conditions as set forth in the credit agreement.  Interest rates for advances under the senior credit facility are at LIBOR plus 0.6% to 0.9% based upon covenants related to total indebtness to earnings.  The facility replaced our previous $20.0 million line of credit.  We entered into this new, larger credit facility in order to fund potential acquisitions, repurchases of our common stock, and for financing other general business purposes.  At September 30, 2008, we had $42.2 million of available borrowing capacity under the senior credit facility, not including the accordion feature, and had utilized $7.8 million of availability for outstanding letters of credit.

On November 17, 2005, we announced that our Board of Directors approved a stock repurchase program for up to three million shares of common stock (the “2005 Repurchase Plan”). In addition, on July 31, 2007, our Board of Directors approved an additional stock repurchase program for up to two million shares of our common stock (the “2007 Repurchase Plan”).  No shares were repurchased during the nine months ended September 30, 2008.  For the nine months ended September 30, 2007, the Company repurchased 979,500 shares of common stock under the 2005 Repurchase Plan for $31.2 million, or $31.87 per share.    As of September 30, 2008, no shares remained eligible for purchase under the 2005 Repurchase Plan and 1,788,827 shares remained eligible for repurchase under the 2007 Repurchase Plan.

During the first, second and third quarters of 2008 and 2007, cash dividends of $0.07 per share were declared on common stock outstanding. We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by our Board of Directors.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no purchases of shares of our common stock during the nine months ended September 30, 2008.

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

Forward Air Corporation
Date: November 3, 2008	By:	/s/ Rodney L. Bell
Rodney L. Bell Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer)

By:	/s/ Michael P. McLean
Michael P. McLean Chief Accounting Officer, Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

No.	Exhibit

3.1	Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999)
3.2	Amended and Restated Bylaws of the registrant
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