Form 10-K
FORWARD AIR CORP
filed 2009-02-26
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐  No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2008 was approximately $992,342,913 based upon the $34.60 closing price of the stock as reported on The NASDAQ Stock Market LLC on that date. For purposes of this computation, all directors and executive officers of the registrant are assumed to be affiliates. This assumption is not a conclusive determination for purposes other than this calculation.

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share as of February 20, 2009 was 28,941,358.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

Introductory Note

This Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (this “Form 10-K”) contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. Some forward-looking statements may be identified by use of such terms as “believes,” “anticipates,” “intends,” “plans,” “estimates,” “projects” or “expects.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The following is a list of factors, among others, that could cause actual results to differ materially from those contemplated by the forward-looking statements: economic factors such as recessions, inflation, higher interest rates and downturns in customer business cycles, our inability to maintain our historical growth rate because of a decreased volume of freight or decreased average revenue per pound of freight moving through our network, increasing competition and pricing pressure, surplus inventories, loss of a major customer, the creditworthiness of our customers and their ability to pay for services rendered, our ability to secure terminal facilities in desirable locations at reasonable rates, the inability of our information systems to handle an increased volume of freight moving through our network, changes in fuel prices, claims for property damage, personal injuries or workers’ compensation, employment matters including rising health care costs, enforcement of and changes in governmental regulations, environmental and tax matters, the handling of hazardous materials, the availability and compensation of qualified independent owner-operators and freight handlers needed to serve our transportation needs and our inability to successfully integrate acquisitions. As a result of the foregoing, no assurance can be given as to future financial condition, cash flows or results of operations. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I
Item 1.	Business

We were formed as a corporation under the laws of the State of Tennessee on October 23, 1981. Our operations can be broadly classified into two principal segments:  Forward Air, Inc. (“Forward Air”) and Forward Air Solutions, Inc. (“FASI”).

Through our Forward Air segment, we are a leading provider of time-definite surface transportation and related logistics services to the North American deferred air freight market. We offer our customers local pick-up and delivery (Forward Air Complete™) and scheduled surface transportation of cargo as a cost-effective, reliable alternative to air transportation. We transport cargo that must be delivered at a specific time but is less time-sensitive than traditional air freight. This type of cargo is frequently referred to in the transportation industry as deferred air freight. We operate our Forward Air segment through a network of terminals located on or near airports in 82 cities in the United States and Canada, including a central sorting facility in Columbus, Ohio and 11 regional hubs serving key markets.  We also offer our customers an array of logistics and other services including: expedited truckload brokerage (“TLX”); dedicated fleets; warehousing; customs brokerage; and shipment consolidation, deconsolidation and handling.

Through our Forward Air segment, we market our airport-to-airport services primarily to air freight forwarders, integrated air cargo carriers, and passenger and cargo airlines. To serve this market, we offer customers a very high level of service with a focus on on-time, damage-free deliveries. We serve our customers by locating terminals on or near airports and maintaining regularly scheduled transportation service between major cities. We either receive shipments at our terminals or pick up shipments directly from our customers and transport them by truck (i) directly to the destination terminal; (ii) to our Columbus, Ohio central sorting facility; or (iii) to one of our 11 regional hubs, where they are unloaded, sorted and reloaded. After reloading the shipments, we deliver them to the terminals nearest their destinations and then, if requested by the customer, on to a final designated site. We ship freight directly between terminals when justified by the volume of shipments. During 2008, approximately 22.5% of the freight we handled was for overnight delivery, approximately 60.1% was for delivery within two to three days and the balance was for delivery in four or more days. We generally do not market our airport-to-airport services directly to shippers (where such services might compete with our freight forwarder customers). Also, because we do not place significant size or weight restrictions on airport-to-airport shipments, we generally do not compete directly with integrated air cargo carriers such as United Parcel Service and Federal Express in the overnight delivery of small parcels. In 2008, Forward Air’s five largest customers accounted for approximately 21.6% of Forward Air’s operating revenue and no single customer accounted for more than 10.0% of Forward Air’s operating revenue.

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

Through our FASI segment, which we formed in July 2007 in conjunction with our acquisition of certain assets and liabilities of USA Carriers, Inc. (“USAC), we provide pool distribution services throughout the Mid-Atlantic, Southeast, Midwest and Southwest continental United States.  Pool distribution involves managing high-frequency handling and distribution of time-sensitive product to numerous destinations in specific geographic regions.  Our primary customers for pool distribution are regional and nationwide distributors and retailers, such as mall, strip mall and outlet based retail chains. We service these customers through a network of terminals and service centers located in 19 cities.  FASI’s two largest customers accounted for approximately 43.9% of FASI’s operating revenue, but revenues from these two customers did not exceed 10.0% of our consolidated revenue.  No other customers accounted for more than 10.0% of FASI’s operating revenue.

Our Industry

As businesses minimize inventory levels, close local distribution centers, perform manufacturing and assembly operations in multiple locations and distribute their products through multiple channels, they have an increased need for expedited or time definite delivery services. Expedited or time definite shipments are those shipments for which the customer requires delivery the next day or within two to three days, usually by a specified time or within a specified time window.

Shippers with expedited or time definite delivery requirements have four principal alternatives to transport freight: freight forwarders; integrated air cargo carriers; less-than-truckload carriers; full truckload carriers, and passenger and cargo airlines.

Although expedited or time definite freight is often transported by aircraft, freight forwarders and shippers often elect to arrange for its transportation by truck, especially for shipments requiring deferred delivery within two to three days. Generally, the cost of shipping freight, especially heavy freight, by truck is substantially less than shipping by aircraft. We believe there are several trends that are increasing demand for lower-cost truck transportation of expedited air freight. These trends include:

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

•
Full truckload carriers provide transportation services generally using their own fleet of trucks.  A freight forwarder or shipper must have a shipment of sufficient size to justify the cost of a full truckload.  These cost benefit concerns can inhibit the flexibility often required by freight forwarders or shippers.

•	Passenger or cargo airlines provide airport-to-airport service, but have limited cargo space and generally accept only shipments weighing less than 150 pounds.

Competitive Advantages

We believe that the following competitive advantages are critical to our success in both our Forward Air and FASI segments:

•
Focus on Specific Freight Markets. Our Forward Air segment focuses on providing time-definite surface transportation and related logistics services to the deferred air cargo industry.  Our FASI segment focuses on providing high-quality pool distribution services to retailers and nationwide distributors of retail products.  This focused approach enables us to provide a higher level of service in a more cost-effective manner than our competitors.

•
Expansive Network of Terminals and Sorting Facilities. We have built a network of Forward Air terminals and sorting facilities throughout the United States and Canada located on or near airports. We believe it would be difficult for a competitor to duplicate our Forward Air network without the expertise and strategic facility locations we have acquired and without expending significant capital and management resources. Our expansive Forward Air network enables us to provide regularly scheduled service between most markets with low levels of freight damage or loss, all at rates generally significantly below air freight rates.

Primarily through acquisitions we have created a FASI network of terminals and service centers throughout the Mid-Atlantic, Southeast, Midwest and Southwest continental United States.  The pool distribution market is very fragmented and our competition primarily consists of regional and local providers.  We believe through our network of FASI terminals and service locations we can offer our pool distribution customers comprehensive, high-quality service across the majority of the continental United States.

•
Concentrated Marketing Strategy.  Forward Air provides our deferred air freight services mainly to air freight forwarders, integrated air cargo carriers, and passenger and cargo airlines rather than directly serving shippers. Forward Air does not place significant size or weight restrictions on shipments and, therefore, it does not compete with delivery services such as United Parcel Service and Federal Express in the overnight small parcel market. We believe that Forward Air customers prefer to purchase their transportation services from us because, among other reasons, we generally do not market Forward Air’s services to their shipper customers and, therefore, do not compete directly with them for customers.

FASI provides pool distribution services primarily to regional and nationwide distributors and retailers, such as mall, strip mall and outlet based retail chains.

•
Superior Service Offerings. Forward Air’s published deferred air freight schedule for transit times with specific cut-off and arrival times generally provides Forward Air customers with the predictability they need. In addition, our network of Forward Air terminals allows us to offer our customers later cut-off times, a higher percentage of direct shipments (which reduces damage and lost time caused by additional sorting and reloading) and shorter delivery times than most of our competitors.

Our network of FASI terminals allows us the opportunity to provide deliveries to a wider range of locations than most pool distribution providers with increased on-time performance.

•
Flexible Business Model. Rather than owning and operating our own trucks, Forward Air purchases most of its transportation requirements from owner-operators or truckload carriers. This allows Forward Air to respond quickly to changing demands and opportunities in our industry and to generate higher returns on assets because of the lower capital requirements.

Primarily as a result of the structure of our acquisition targets and the nature of pool distribution services, FASI utilizes a higher percentage of Company-employed drivers and Company-owned equipment.  However, as the conditions of individual markets and requirements of our customers allow we are increasing the usage of owner-operators in our pool distribution business.

•
Comprehensive Logistic and Other Service Offerings. Forward Air offers an array of logistic and other services including: expedited truckload (TLX), pick-up and delivery (Forward Air Complete™), dedicated fleet, warehousing, customs brokerage and shipment consolidation and handling. These services are an essential part of many of our Forward Air customers’ transportation needs and are not offered by many of our competitors.  Forward Air is able to provide these services utilizing existing infrastructure and thereby able to earn additional revenue without incurring significant additional fixed costs.

•
Leading Technology Platform. We are committed to using information technology to improve our Forward Air and FASI operations.  Through improved information technology, we believe we can increase the volume of freight we handle in our networks, improve visibility of shipment information and reduce our operating costs. Our Forward Air technology allows us to provide our customers with electronic bookings and real-time tracking and tracing of shipments while in our network, complete shipment history, proof of delivery, estimated charges and electronic bill presentment. We continue to enhance our Forward Air systems to permit us and our customers to access vital information through both the Internet and electronic data interchange.  We have continued to invest in information technology for Forward Air to the benefit of our customers and our business processes. The primary example of this development is our Terminal Automation Program (“TAP”), a wireless application utilized in all our Forward Air terminals. The system enables individual operators to perform virtually all data entry from our terminal floor locations. The system provides immediate shipment updates, resulting in increased shipment accuracy and improved data timeliness. The TAP system not only reduces operational manpower, but also improves our on-time performance. Additionally, in order to support our Forward Air Complete service offering, we developed and installed a web-based system, which coordinates activities between our customers, operations personnel and external service providers.

We are committed to developing the same superior level of information technology for FASI.  One of the challenges FASI faces is the integration of many different software applications utilized by not only the companies FASI acquired but our individual customers as well.  Our goal is to create a comprehensive system that will provide our pool distribution customers with the same level of visibility, interactivity and flexibility as experienced by our Forward Air customers.

•
Strong Balance Sheet and Availability of Funding.  Our asset-light business model and strong market position in the deferred air freight market provides the foundation for operations that produce excellent cash flow from operations even in challenging conditions.  Our strong balance sheet can also be a competitive advantage.  Our competitors, particularly in the pool distribution market, are mainly regional and local operations and may struggle to maintain operations in the current economic environment.  The threat of financial instability may encourage new and existing customers to use a more financially secure transportation provider, such as FASI.

Growth Strategy

    Our growth strategy is to take advantage of our competitive strengths in order to increase our profits and shareholder returns. Our “Completing the Model” strategic initiative is designed to facilitate this overall strategy.  The goal of this initiative is to use our airport-to-airport network as the base for which to expand and launch new services that will allow us to grow in any economic environment.  Principal components of our “Completing the Model” strategy include efforts to:

•
Increase Freight Volume from Existing Customers. Many of our customers currently use Forward Air and FASI for only a portion of their overall transportation needs.  We believe we can increase freight volumes from existing customers by offering more comprehensive services that address all of the customer’s transportation needs, such as Forward Air Complete, our direct to door pick-up and delivery service.  By offering additional services that can be integrated with our existing business we believe we will attract additional business from existing customers.

•
Develop New Customers. We continue to actively market our Forward Air services to potential new customers, such as international freight forwarders. We believe air freight forwarders may move away from integrated air cargo carriers because those carriers charge higher rates, and away from less-than-truckload carriers because those carriers provide less reliable service and compete for the same customers as do the air freight forwarders.  In addition, we believe Forward Air’s comprehensive North American network and related logistics services are attractive to domestic and international airlines.   Forward Air Complete can also help attract business from new customers who require pick-up and delivery for their shipments.

By expanding our network of FASI terminals, we believe we can attract new customers and new business from existing customers by offering our services across multiple regions of the continental United States.

•
Improve Efficiency of Our Transportation Network. We constantly seek to improve the efficiency of our airport-to-airport and FASI networks. Regional hubs and direct shuttles improve Forward Air’s efficiency by reducing the number of miles freight must be transported and reducing the number of times freight must be handled and sorted. As the volume of freight between key markets increases, we intend to continue to add direct shuttles. In 2007, we completed the purchase of two new facilities in Chicago, Illinois and Atlanta, Georgia and purchased land and began construction on a new regional terminal in Dallas/Fort Worth, Texas.  Also, in 2006, we completed the expansion of our national hub in Columbus, Ohio.  With these new and expanded facilities, we believe we will have the necessary space to grow our business in key gateway cities and to offer the additional services required by our “Completing the Model” strategy.

We can improve our FASI operations by improving the efficiencies of our daily and weekly routes and the cartons handled per hour on our docks.  We are constantly looking to improve our route efficiencies by consolidating loads and utilizing owner-operators when available.  During 2008, we also began to invest in conveyor systems for our FASI terminals to increase productivity of our cargo handlers.

•
Expand Logistics and Other Services. We continue to expand our logistics and other services to increase revenue and improve utilization of our Forward Air terminal facilities and labor force. Because of the timing of the arrival and departure of cargo, our Forward Air facilities are under-utilized during certain portions of the day, allowing us to add logistics services without significantly increasing our costs. Therefore, we have added a number of Forward Air logistic services in the past few years, such as TLX (expedited truckload services), dedicated fleet, warehousing, customs brokerage and shipment consolidation and handling services. These services directly benefit our existing customers and increase our ability to attract new customers, particularly those air freight forwarders that cannot justify providing the services directly. These services are not offered by many transportation providers with whom we compete and are attractive to customers who prefer to use one provider for all of their transportation needs.

•
Expand Pool Distribution Services and Integrate with our Forward Air Services. In addition to increasing our revenue from traditional pool distribution services we are working to integrate our Forward Air and FASI service offerings.  Through this process we are able to offer customers linehaul or truckload services, with handling and sorting at the origin and destination terminal, and final distribution to one or many locations utilizing FASI pool distribution or Forward Air Complete.

•
Enhance Information Systems. We are committed to the continued development and enhancement of our information systems in ways that will continue to provide us competitive service advantages and increased productivity. We believe our enhanced systems have and will assist us in capitalizing on new business opportunities with existing customers and developing relationships with new customers.

•
Pursue Strategic Acquisitions. We intend to continue to evaluate acquisitions that can increase our penetration of a geographic area, add new customers, increase freight volume and add new service offerings.  In addition, we expect to explore acquisitions that may enable us to offer additional services.  Since our inception, we have acquired certain assets and liabilities of twelve businesses that met one or more of these criteria. During 2008 and 2007, we acquired certain assets and liabilities of four companies that met these criteria.

➢	In July 2007, we acquired certain assets and liabilities of USAC which provided the base from which we launched our FASI pool distribution services.

➢
In December 2007, we acquired certain assets and liabilities of Black Hawk Freight Services, Inc. (“Black Hawk”) which increased the penetration of our Forward Air airport-to-airport network in the Midwest.

➢
In March 2008, we acquired certain assets and liabilities of Pinch Holdings, Inc. and its related company AFTCO Enterprises, Inc. and certain of their respective wholly-owned subsidiaries (“Pinch”).  Pinch was a privately-held provider of pool distribution, airport-to-airport, truckload, custom, and cartage services primarily to the Southwestern continental United States.  This acquisition gave FASI a presence primarily in Texas and strengthens the position of our Forward Air network in the Southwest United States.

➢
In September 2008, we acquired certain assets and liabilities of Service Express, Inc. (“Service Express”).  The acquisition of Service Express, a privately-held provider of pool distribution services, helped us expand FASI’s geographic footprint in the Mid-Atlantic and Southeastern continental United States.

Operations

We operate in two reportable segments, based on differences in the services provided:   Forward Air and FASI.  Through Forward Air we are a leading provider of time-definite transportation and related logistics services to the North American deferred air freight market. Forward Air’s activities can be broadly classified into three categories of services: airport-to-airport, logistics and other.

Through our FASI segment we provide pool distribution services throughout the Mid-Atlantic, Southeast, Midwest and Southwest continental United States.  Pool distribution involves managing high-frequency handling and distribution of time-sensitive product to numerous destinations in specific geographic regions.

Forward Air

Airport-to-airport

We receive freight from air freight forwarders, integrated air cargo carriers and passenger and cargo airlines at our terminals, which are located on or near airports in the United States and Canada. We also pick up freight from customers at designated locations via our Forward Air Complete service. We consolidate and transport these shipments by truck through our network to our terminals nearest the ultimate destinations of the shipments. We operate regularly scheduled service to and from each of our terminals through our Columbus, Ohio central sorting facility or through one of our eleven regional hubs. We also operate regularly scheduled shuttle service directly between terminals where the volume of freight warrants bypassing the Columbus, Ohio central sorting facility or a regional hub. When a shipment arrives at our terminal nearest its destination, the customer arranges for the shipment to be picked up and delivered to its final destination, or we, in the alternative, through our Forward Air Complete service, deliver the freight for the customer to its final destination.

Terminals

 Our airport-to-airport network consists of terminals located in the following 82 cities:

City	Airport Served	City	Airport Served
Albany, NY	ALB	Los Angeles, CA	LAX
Albuquerque, NM*	ABQ	Louisville, KY	SDF
Atlanta, GA	ATL	Memphis, TN	MEM
Austin, TX	AUS	McAllen, TX	MFE
Baltimore, MD	BWI	Miami, FL	MIA
Baton Rouge, LA*	BTR	Milwaukee, WI	MKE
Birmingham, AL*	BHM	Minneapolis, MN	MSP
Blountville, TN*	TRI	Mobile, AL*	MOB
Boston, MA	BOS	Moline, IA	MLI
Buffalo, NY	BUF	Nashville, TN	BNA
Burlington, IA	BRL	Newark, NJ	EWR
Cedar Rapids, IA	CID	Newburgh, NY	SWF
Charleston, SC	CHS	New Orleans, LA	MSY
Charlotte, NC	CLT	New York, NY	JFK
Chicago, IL	ORD	Norfolk, VA	ORF
Cincinnati, OH	CVG	Oklahoma City, OK	OKC
Cleveland, OH	CLE	Omaha, NE	OMA
Columbia, SC*	CAE	Orlando, FL	MCO
Columbus, OH	CMH	Pensacola, FL*	PNS
Corpus Christi, TX*	CRP	Philadelphia, PA	PHL
Dallas/Ft. Worth, TX	DFW	Phoenix, AZ	PHX
Dayton, OH*	DAY	Pittsburgh, PA	PIT
Denver, CO	DEN	Portland, OR	PDX
Des Moines, IA	DSM	Raleigh, NC	RDU
Detroit, MI	DTW	Richmond, VA	RIC
El Paso, TX	ELP	Rochester, NY	ROC
Greensboro, NC	GSO	Sacramento, CA	SMF
Greenville, SC	GSP	Salt Lake City, UT	SLC
Hartford, CT	BDL	San Antonio, TX	SAT
Harrisburg, PA	MDT	San Diego, CA	SAN
Houston, TX	IAH	San Francisco, CA	SFO
Huntsville, AL*	HSV	Seattle, WA	SEA
Indianapolis, IN	IND	St. Louis, MO	STL
Jackson, MS*	JAN	Syracuse, NY	SYR
Jacksonville, FL	JAX	Tampa, FL	TPA
Kansas City, MO	MCI	Toledo, OH*	TOL
Knoxville, TN*	TYS	Tucson, AZ*	TUS
Lafayette, LA*	LFT	Tulsa, OK	TUL
Laredo, TX	LRD	Washington, DC	IAD
Las Vegas, NV	LAS	Montreal, Canada*	YUL
Little Rock, AR*	LIT	Toronto, Canada	YYZ

* Denotes an independent agent location.

 Independent agents operate 17 of our locations. These locations typically handle lower volumes of freight relative to our company-operated facilities.

Direct Service and Regional Hubs

We operate direct terminal-to-terminal services and regional overnight service between terminals where justified by freight volumes. We currently provide regional overnight service to many of the markets within our network. Direct service allows us to provide quicker scheduled service at a lower cost because it allows us to minimize out-of-route miles and eliminate the added time and cost of handling the freight at our central or regional hub sorting facilities. Direct shipments also reduce the likelihood of damage because of reduced handling and sorting of the freight. As we continue to increase volume between various terminals, we intend to add other direct services. Where warranted by sufficient volume in a region, we utilize larger terminals as regional sorting hubs, which allow us to bypass our Columbus, Ohio central sorting facility. These regional hubs improve our operating efficiency and enhance customer service. We operate regional hubs in Atlanta, Charlotte, Chicago, Dallas/Ft. Worth, Kansas City, Los Angeles, New Orleans, Newark, Newburgh, Orlando and San Francisco.

Shipments

The average weekly volume of freight moving through our network was approximately 34.2 million pounds per week in 2008. During 2008, our average shipment weighed approximately 756 pounds and shipment sizes ranged from small boxes weighing only a few pounds to large shipments of several thousand pounds. Although we impose no significant size or weight restrictions, we focus our marketing and price structure on shipments of 200 pounds or more. As a result, we typically do not directly compete with integrated air cargo carriers in the overnight delivery of small parcels. The table below summarizes the average weekly volume of freight moving through our network for each year since 1990.

Average Weekly
Volume in Pounds
Year	(In millions)
1990	1.2
1991	1.4
1992	2.3
1993	3.8
1994	7.4
1995	8.5
1996	10.5
1997	12.4
1998	15.4
1999	19.4
2000	24.0
2001	24.3
2002	24.5
2003	25.3
2004	28.7
2005	31.2
2006	32.2
2007	32.8
2008	34.2

Logistics and Other Services

Our customers increasingly demand more than the movement of freight from their transportation providers. To meet these demands, we continually seek ways to customize our logistics services and add new services. Logistics and other services increase our profit margins by increasing our revenue without corresponding increases in our fixed costs, as airport-to-airport assets and resources are primarily used to provide the logistics and other services.

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

Revenue and purchased transportation for our TLX and dedicated fleet services are largely determined by the number of miles driven.  The table below summarizes the average miles driven per week to support our logistics services since 2003:

Average Weekly Miles
Year	(In thousands)
2003	211
2004	259
2005	248
2006	331
2007	529
2008	676

Forward Air Solutions (FASI)

Pool Distribution

Through our FASI segment we provide pool distribution services through a network of terminals and service locations in 19 cities throughout the Mid-Atlantic, Southeast, Midwest and Southwest continental United States.  Pool distribution involves managing high-frequency handling and distribution of time-sensitive product to numerous destinations in specific geographic regions.  Our primary customers for this product are regional and nationwide distributors and retailers, such as mall, strip mall and outlet based retail chains.

We continue to expand the geographic footprint of our FASI pool distribution business, primarily through acquisitions.  On September 8, 2008, we acquired certain assets and liabilities of Service Express.  The acquisition of Service Express helped us expand our geographic footprint in the Mid-Atlantic and Southeastern continental United States.   On March 17, 2008, we acquired certain assets and liabilities of Pinch.   The acquisition of Pinch’s pool distribution services expanded the geographic footprint of FASI into Texas and the Southwestern United States.  During 2008, we added locations in Alabama, Georgia, Maryland, Nevada, North Carolina, Texas and Virginia.  Our pool distribution network consists of terminals and service locations in the following 19 cities:

City
Albuquerque, NM	Kansas City, MO
Atlanta, GA	Lakeland, FL
Baltimore, MD	Las Vegas, NV
Charlotte, NC	Miami, FL
Dallas/Ft. Worth, TX	Montgomery, AL
Denver, CO	Nashville, TN
Des Moines, IA	Richmond, VA
Greensboro, NC	San Antonio, TX
Houston, TX	Tulsa, OK
Jacksonville, FL

Customers and Marketing

Our Forward Air wholesale customer base is primarily comprised of air freight forwarders, integrated air cargo carriers and passenger and cargo airlines. Our air freight forwarder customers vary in size from small, independent, single facility companies to large, international logistics companies such as SEKO Worldwide, AIT Worldwide Logistics, Associated Global, UPS Supply Chain Solutions and Pilot Air Freight. Because we deliver dependable service, integrated air cargo carriers such as UPS Cargo and DHL Worldwide Express use our network to provide overflow capacity and other services, including shipment of bigger packages and pallet-loaded cargo. Our passenger and cargo airline customers include British Airways, United Airlines and Virgin Atlantic.

Our FASI pool distribution customers are primarily comprised of national and regional retailers and distributors, such as The Limited, The Marmaxx Group, The GAP, Blockbuster and Aeropostale.  We also conduct business with other pool distribution providers.

We market all our services through a sales and marketing staff located in major markets of the United States. Senior management also is actively involved in sales and marketing at the national account level and supports local sales initiatives. We also participate in air cargo and retail trade shows and advertise our services through direct mail programs and through the Internet via www.forwardair.com. The information contained on our website is not part of this filing.

Technology and Information Systems

Our technology allows us to provide our Forward Air customers with real-time tracking and tracing of shipments throughout the transportation process, complete shipment history, proof of delivery, estimated charges and electronic bill presentment. In addition, our Forward Air customers are able to electronically transmit bookings to us from their own networks and schedule transportation and obtain tracking and tracing information.  We continue to develop and enhance our systems to permit our customers to obtain this information both through the Internet and through electronic data interchange.

We continue to enhance our Forward Air TAP application and website service offerings in our continuing effort to automate and improve operations. TAP enables operations personnel to perform data entry from our terminal floor locations. This greatly reduces the need for data entry personnel and provides immediate shipment updates. The result is increased shipment accuracy and improved data timeliness. The TAP system improves our ability to provide accurate, real-time information, and results in both competitive service advantages and increased productivity throughout our network. Our Forward Air Complete website coordinates activities between our customers, operations personnel and external service providers. We believe that the TAP system, Forward Air Complete website and other technical enhancements will assist us in capitalizing on new business opportunities and could encourage customers to increase the volume of freight they send through our network.

We have invested and expect to continue investing management and financial resources on maintaining and upgrading our information systems, particularly for our FASI operations, in an effort to increase the volume of freight we can handle in our networks, improve the visibility of shipment information and reduce our operating costs. The ability to provide accurate, real-time information on the status of shipments is increasingly important to our customers and our efforts in this area could result in both competitive service advantages, and increased productivity throughout our networks. We believe our continuing technical enhancements will assist us in capitalizing on new business opportunities, capturing additional freight from existing customers, and attracting new customers.

Purchased Transportation

We contract for most of our Forward Air transportation services on a per mile basis from owner-operators.  FASI also utilizes owner-operators for certain of its transportation services, but relies more on Company-employed drivers.  The owner-operators own, operate and maintain their own tractors and employ their own drivers. Our freight handlers load and unload our trailers for hauling by owner-operators between our terminals.

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

As a result of efforts to expand our logistics and other services, seasonal demands and volume surges in particular markets, we also purchase transportation from other surface transportation providers to handle overflow volume. Of the $189.0 million incurred for purchased transportation during 2008, we purchased 66.3% from owner-operators and 33.7% from other surface transportation providers.

Competition

The air freight and pool distribution transportation industries are highly competitive and very fragmented. Our Forward Air and FASI competitors primarily include regional trucking companies and regional less-than-truckload carriers. To a lesser extent, Forward Air also competes with integrated air cargo carriers and passenger and cargo airlines.

We believe competition is based on service, primarily on-time delivery, flexibility and reliability, as well as rates. We offer our Forward Air services at rates that generally are significantly below the charge to transport the same shipment to the same destination by air. We believe Forward Air has an advantage over less-than-truckload carriers because Forward Air delivers faster, more reliable service between many cities.  We believe FASI has an advantage over its competitors due to its presence in several regions across the continental United States allowing us to provide consistent, high-quality service to our customers regardless of location.

Seasonality

Historically, our operating results have been subject to seasonal trends when measured on a quarterly basis. The first quarter has traditionally been the weakest and the third and fourth quarters have traditionally been the strongest. Typically, this pattern has been the result of factors such as climate, national holidays, customer demand and economic conditions. Additionally, a significant portion of our revenue is derived from customers whose business levels are impacted by the economy.  The impact of seasonal trends is more pronounced on our pool distribution business.  The pool distribution business is seasonal and operating revenues and results tend to be higher in the third and fourth quarters than in the first and second quarters.

Employees

As of December 31, 2008, we had 2,021 full-time employees, 559 of whom were freight handlers. Also, as of that date, we had an additional 649 part-time employees, of whom the majority were freight handlers. None of our employees are covered by a collective bargaining agreement. We recognize that our workforce, including our freight handlers, is one of our most valuable assets. The recruitment, training and retention of qualified employees is essential to support our continued growth and to meet the service requirements of our customers.

Risk Management and Litigation

Under U.S. Department of Transportation (“DOT”) regulations, we are liable for property damage and personal injuries caused by owner-operators and Company-employed drivers while they are operating on our behalf. We currently maintain liability insurance coverage that we believe is adequate to cover third-party claims. We have a self-insured retention of $0.5 million per occurrence for vehicle and general liability claims. We may also be subject to claims for workers’ compensation. We maintain workers’ compensation insurance coverage that we believe is adequate to cover such claims. We have a self-insured retention of approximately $0.3 million for each such claim, except in Ohio, where we are a qualified self-insured entity with an approximately $0.4 million self-insured retention. We could incur claims in excess of our policy limits or incur claims not covered by our insurance.

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

Regulation

The DOT and various state agencies have been granted broad powers over our business. These entities generally regulate such activities as authorization to engage in property brokerage and motor carrier operations, safety and financial reporting. We are licensed through our subsidiaries by the DOT as a motor carrier and as a broker to arrange for the transportation of freight by truck. Our domestic customs brokerage operations are licensed by U.S. Customs. We are subject to similar regulation in Canada.

Service Marks

Through one of our subsidiaries, we hold federal trademark registrations or applications for federal trademark registration, associated with the following service marks: Forward Air, Inc. ®, North America’s Most Complete Roadfeeder Network ®, Forward Air ™, Forward Air Solutions ®, and Forward Air Complete ™. These marks are of significant value to our business.

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

The severe economic downturn has resulted in weaker demand for ground transportation services, which may continue to have a significant negative impact on us.

We are experiencing significantly weaker demand for our airport-to-airport and pool distribution services driven by the severe downturn in the economy.  We began to experience weakening demand late in 2008, and this weakness has continued into 2009.  We are adjusting the size of our owner-operator fleet and reducing employee headcount to compensate for the drop in demand.  If the economic downturn persists or worsens, demand for our services may continue to weaken.  No assurance can be given that our reductions or other steps we may take will be adequate to offset the effects of reduced demand.

In a normal economic environment, our business is subject to general economic and business factors that are largely out of our control, any of which could have a materially adverse effect on our results of operations.

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

 In order to continue growth in our business, we will need to increase the volume and revenue per pound of the freight shipped through our networks.

Our continued growth depends in significant part on our ability to increase the amount and revenue per pound of the freight shipped through our networks. The amount of freight shipped through our networks and our revenue per pound depend on numerous factors, many of which are beyond our control, such as economic conditions and our competitors’ pricing. Therefore, we cannot guarantee that the amount of freight shipped or the revenue per pound we realize on that freight will increase or even remain at current levels. If we fail to increase the volume of the freight shipped through our networks or the revenue per pound of the freight shipped, we may be unable to maintain or increase our profitability.

Our rates, overall revenue and expenses are subject to volatility.

Our rates are subject to change based on competitive pricing and market factors.  Our overall transportation rates consist of base transportation and fuel surcharge rates.  Our base transportation rates exclude fuel surcharges and are set based on numerous factors such as length of haul, freight class and weight per shipment.  The base rates are subject to change based on competitive pricing pressures and market factors.  Most of our competitors impose fuel surcharges, but there is no industry standard for the calculation of fuel surcharge rates.  Our fuel surcharge rates are set weekly based on the national average for fuel prices as published by the U.S. Department of Energy (“DOE”) and our fuel surcharge table.  Historically, we have not adjusted our method for determining fuel surcharge rates.

Our net fuel surcharge revenue is the result of our fuel surcharge rates and the tonnage transiting our networks.  The fuel surcharge revenue is then netted with the fuel surcharge we pay to our owner-operators and third party transportation providers.  Fluctuations in tonnage levels, related load factors, and fuel prices may subject us to volatility in our net fuel surcharge revenue.  This potential volatility in net fuel surcharge revenue may adversely impact our overall revenue, base transportation revenue plus net fuel surcharge revenue, and results of operations.

Because a portion of our network costs are fixed, we will be adversely affected by any decrease in the volume or revenue per pound of freight shipped through our networks.

Our operations, particularly our networks of hubs and terminals, represent substantial fixed costs. As a result, any decline in the volume or revenue per pound of freight we handle may have an adverse effect on our operating margin and our results of operations. Typically, Forward Air does not have contracts with our customers and we cannot guarantee that our current customers will continue to utilize our services or that they will continue at the same levels. The actual shippers of the freight moved through our networks include various manufacturers and distributors of electronics, telecommunications equipment, machine parts, trade show exhibit materials and medical equipment. Adverse business conditions affecting these shippers or adverse general economic conditions are likely to cause a decline in the volume of freight shipped through our networks.

We operate in a highly competitive and fragmented industry, and our business will suffer if we are unable to adequately address downward pricing pressures and other factors that may adversely affect our operations and profitability.

The freight transportation industry is highly competitive, very fragmented and historically has had few barriers to entry. Our principal competitors include regional trucking companies that specialize in handling deferred air freight and national and regional less-than-truckload carriers. To a lesser extent, we also compete with integrated air cargo carriers and passenger airlines. Our competition ranges from small operators that compete within a limited geographic area to companies with substantially greater financial and other resources, including greater freight capacity.  We also face competition from air freight forwarders who decide to establish their own networks to transport deferred air freight. We believe competition is based on service, primarily on-time delivery, flexibility and reliability, as well as rates. Many of our competitors periodically reduce their rates to gain business, especially during times of economic decline. In the past several years, several of our competitors have reduced their rates to unusually low levels that we believe are unsustainable in the long-term, but that may materially adversely affect our business in the short-term. These competitors may cause a decrease in our volume of freight, require us to lower the prices we charge for our services and adversely affect both our growth prospects and profitability.

Claims for property damage, personal injuries or workers’ compensation and related expenses could significantly reduce our earnings.

Under DOT regulations, we are liable for property damage and personal injuries caused by owner-operators and Company-employed drivers while they are operating on our behalf. We currently maintain liability insurance coverage that we believe is adequate to cover third-party claims. We have a self-insured retention of $0.5 million per occurrence for vehicle and general liability claims. We may also be subject to claims for workers’ compensation. We maintain workers’ compensation insurance coverage that we believe is adequate to cover such claims. We have a self-insured retention of approximately $0.3 million for each such claim, except in Ohio, where we are a qualified self-insured entity with an approximately $0.4 million self-insured retention. We could incur claims in excess of our policy limits or incur claims not covered by our insurance. Any claims beyond the limits or scope of our insurance coverage may have a material adverse effect on us. Because we do not carry “stop loss” insurance, a significant increase in the number of claims that we must cover under our self-insurance retainage could adversely affect our profitability. In addition, we may be unable to maintain insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against losses.

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

We have grown through acquisitions and we intend to pursue opportunities to expand our business by acquiring other companies in the future. Acquisitions involve risks, including those relating to:

•	identification of appropriate acquisition candidates;

•	negotiation of acquisitions on favorable terms and valuations;

•	integration of acquired businesses and personnel;

•	implementation of proper business and accounting controls;

•	ability to obtain financing, on favorable terms or at all;

•	diversion of management attention;

•	retention of employees and customers;

•	unexpected liabilities; and

•	potential erosion of operating profits as new acquisitions may be unable to achieve profitability comparable with our core airport-to-airport business.

Acquisitions also may affect our short-term cash flow and net income as we expend funds, potentially increase indebtedness and incur additional expenses. If we are not able to identify or acquire companies consistent with our growth strategy, or if we fail to successfully integrate any acquired companies into our operations, we may not achieve anticipated increases in revenue, cost savings and economies of scale, our operating results may actually decline and acquired goodwill may become impaired.

We could be required to record a material non-cash charge to income if our recorded intangible assets or goodwill are determined to be impaired.

 We have $40.7 million of recorded net intangible assets on our consolidated balance sheet at December 31, 2008.  Our definite-lived intangible assets primarily represent the value of customer relationships and non-compete agreements that were recorded in conjunction with our various acquisitions.  We review our long-lived assets, such as our definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Impairment is recognized on these assets when the sum of undiscounted estimated cash flows expected to result from the use of the asset is less than the carrying value.  If such measurement indicates a possible impairment, we would be required to record a non-cash impairment charge to our statement of income in the amount that the carrying value of these assets exceed the estimated fair value of the assets.

We also have recorded goodwill of $50.2 million on our consolidated balance sheet at December 31, 2008.  Goodwill is also assessed for impairment annually for each of our reportable segments.  This assessment includes comparing the fair value of each reportable segment to the carrying value of the assets assigned to each reportable segment.  If the carrying value of the reportable segment was to exceed our estimated fair value of the reportable segment, we would then be required to estimate the fair value of the individual assets and liabilities within the reportable segment to ascertain the amount of fair value of goodwill and any potential impairment.  If we determine that our fair value of goodwill is less than the related book value, we could be required to record a non-cash impairment charge to our statement of income, which could have a material adverse effect on our earnings.

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

    We depend on owner-operators for most of our transportation needs. In 2008, owner-operators provided 66.3% of our purchased transportation. Competition for owner-operators is intense, and sometimes there are shortages of available owner-operators. In addition, we need a large number of freight handlers to operate our business efficiently. During periods of low unemployment in the areas where our terminals are located, we may have difficulty hiring and retaining a sufficient number of freight handlers. If we have difficulty attracting and retaining enough qualified owner-operators or freight handlers, we may be forced to increase wages and benefits, which would increase our operating costs. This difficulty may also impede our ability to maintain our delivery schedules, which could make our service less competitive and force us to curtail our planned growth. If our labor costs increase, we may be unable to offset the increased labor costs by increasing rates without adversely affecting our business. As a result, our profitability may be reduced.

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

We have a shareholder rights plan that is scheduled to expire on May 18, 2009, that may have the effect of discouraging unsolicited takeover proposals. The rights issued under the shareholder rights plan would cause substantial dilution to a person or group that attempts to acquire us on terms not approved in advance by our Board of Directors. In addition, our shareholder rights plan, charter and bylaws and provisions of Tennessee law may discourage, delay or prevent a merger, acquisition or change in control that may be considered favorable. These provisions could also discourage proxy contests and make it more difficult for shareholders to elect directors and take other corporate actions. Among other things, these provisions:

•
authorize us to issue preferred stock, the terms of which may be determined at the sole discretion of our Board of Directors and may adversely affect the voting or economic rights of our shareholders; and

•	establish advance notice requirements for nominations for election to the Board of Directors and for proposing matters that can be acted on by shareholders at a meeting.

    Our shareholder rights plan, charter and bylaws and provisions of Tennessee law may discourage transactions that otherwise could provide for the payment of a premium over prevailing market prices for our common stock, $0.01 par value per share, and also could limit the price that investors are willing to pay in the future for shares of our common stock (“Common Stock”).

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

We lease our 37,500 square foot headquarters in Greeneville, Tennessee from the Greeneville-Greene County Airport Authority. The initial lease term ended in 2006 and has two ten-year and one five-year renewal options. During 2007, we renewed the lease through 2016.

We own our Columbus, Ohio central sorting facility. During 2006, we completed a $5.5 million expansion of this facility.  The expanded Columbus, Ohio facility is 125,000 square feet with 168 trailer doors. This premier facility can unload, sort and load upwards of 3.7 million pounds in five hours. In addition to the expansion, we process-engineered the freight sorting in the expanded building to improve handling efficiencies. The benefits include reductions in the distance each shipment moves in the building to speed up the transfer process, less handling of freight to further improve service integrity and flexibility to operate multiple sorts at the same time.

In June and March 2007, we completed the purchase of facilities near Atlanta, Georgia and Chicago, Illinois for $14.9 million and $22.3 million, respectively.  The Atlanta, Georgia facility is over 142,000 square feet with 118 trailer doors and approximately 12,000 square feet of office space.  The Chicago, Illinois facility is over 125,000 square feet with 110 trailer doors and over 10,000 square feet of office space. In addition, in February 2007, the Company acquired for $3.0 million 36.7 acres of land near Dallas/Fort Worth, Texas on which we are currently building a new regional hub facility.  We anticipate completion of the Dallas/Fort Worth facility in the third quarter of 2009.

We lease and maintain 81 additional terminals, including 19 pool distribution terminals, located in major cities throughout the United States and Canada. Lease terms for these terminals are typically for three to five years. The remaining 17 terminals are agent stations operated by independent agents who handle freight for us on a commission basis.

We own the majority of trailers we use to move freight through our networks. Substantially all of our trailers are 53’ long, some of which have specialized roller bed equipment required to serve air cargo industry customers. At December 31, 2008, we had 2,219 owned trailers in our fleet with an average age of approximately 3.7 years.  In addition, as a result of our recent acquisitions, at December 31, 2008, we also have 127 leased trailers in our fleet.

Through our recent acquisitions we have also increased the size of our tractor and straight truck fleets.  At December 31, 2008, we had 307 owned tractors and straight trucks in our fleet, with an average age of approximately 5.0 years.  In addition, at December 31, 2008, we also had 185 leased tractors and straight trucks in our fleet.

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

    During the fourth quarter of the fiscal year ended December 31, 2008, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

Executive Officers of the Registrant

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K of the Securities Act and General Instruction G(3) to Form 10-K, the following information is included in Part I of this report. The ages listed below are as of December 31, 2008.

The following are our executive officers:

Name	Age	Position
Bruce A. Campbell	57	President and Chief Executive Officer
Rodney L. Bell	46	Chief Financial Officer, Senior Vice President and Treasurer
Craig A. Drum	53	Senior Vice President, Sales
Matthew J. Jewell	42	Executive Vice President, Chief Legal Officer and Secretary
Chris C. Ruble	46	Executive Vice President, Operations

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

Matthew J. Jewell has served as Executive Vice President and Chief Legal Officer since January 2008. From July 2002 until January 2008, he served as Senior Vice President and General Counsel.  In October 2002, he was also appointed Secretary. From July 2002 until May 2004, Mr. Jewell was also the Senior Vice President, General Counsel and Secretary of Landair Corporation. From January 2000 until joining us in July 2002, Mr. Jewell was a partner with the law firm of Austin & Sparks, P.C. Mr. Jewell was an associate at Dennis, Corry & Porter, L.L.P. from July 1991 to December 1998 and a partner from January 1999 to January 2000.

Chris C. Ruble has served as Executive Vice President, Operations since August 2007.  From October 2001 until August 2007, he served as Senior Vice President, Operations. He was a Regional Vice President from September 1997 to October 2001 and a regional manager from February 1997 to September 1997, after starting with us as a terminal manager in January 1996. From June 1986 to August 1995, Mr. Ruble served in various management capacities at Roadway Package System, Inc.

Part II

Item 5.	Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our Common Stock trades on The NASDAQ Global Select Stock Market™ under the symbol “FWRD.” The following table sets forth the high and low sales prices for Common Stock as reported by The NASDAQ Global Select Stock Market™ for each full quarterly period within the two most recent fiscal years.

2008	High	Low	Dividends
First Quarter	$36.86	$25.55	$0.07
Second Quarter	39.09	32.54	0.07
Third Quarter	38.58	25.77	0.07
Fourth Quarter	28.16	17.31	0.07

2007	High	Low	Dividends
First Quarter	$35.32	$29.30	$0.07
Second Quarter	35.78	29.67	0.07
Third Quarter	41.90	29.18	0.07
Fourth Quarter	34.93	27.07	0.07

There were approximately 433 shareholders of record of our Common Stock as of February 4, 2009.

Subsequent to December 31, 2008, our Board of Directors declared a cash dividend of $0.07 per share that will be paid on March 26, 2009 to shareholders of record at the close of business on March 11, 2009. We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

There are no material restrictions on our ability to declare dividends.

None of our securities were sold during fiscal year 2008 without registration under the Securities Act.

Securities Authorized for Issuance Under Equity Compensation Plans

    The following table provides information as of December 31, 2008 with respect to shares of our Common Stock that may be issued under existing equity compensation plans, including the 1992 Amended and Restated Stock Option and Incentive Plan (the “1992 Plan”), the 1999 Stock Option and Incentive Plan (the “1999 Plan”), the Non-Employee Director Stock Option Plan (the “NED Plan”), the 2000 Non-Employee Director Award (the “2000 NED Award”), the 2005 Employee Stock Purchase Plan (the “ESPP”) and the Amended and Restated Non-Employee Director Stock Plan (the “Amended Plan”).  Our shareholders have approved each of these plans.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
		(a)	(b)
Equity Compensation Plans Approved by Shareholders	2,577,691	$26.74	4,121,170
Equity Compensation Plans Not Approved by Shareholders	--	--	--
Total	2,577,691	$26.74	4,121,170

(a)
Excludes purchase rights accruing under the ESPP, which has an original shareholder-approved reserve of 500,000 shares. Under the ESPP, each eligible employee may purchase up to 2,000 shares of Common Stock at semi-annual intervals each year at a purchase price per share equal to 90.0% of the lower of the fair market value of the Common Stock at close of (i) the first trading day of an option period or (ii) the last trading day of an option period.

(b)	Includes shares available for future issuance under the ESPP. As of December 31, 2008, an aggregate of 459,324 shares of Common Stock were available for issuance under the ESPP.

Stock Performance Graph

The following graph compares the percentage change in the cumulative shareholder return on our Common Stock with The NASDAQ Trucking and Transportation Stocks Index and The NASDAQ Global Select Stock Market™ Index commencing on the last trading day of December 2003 and ending on the last trading day of December 2008. The graph assumes a base investment of $100 made on December 31, 2003 and the respective returns assume reinvestment of all dividends. The comparisons in this graph are required by the SEC and, therefore, are not intended to forecast or necessarily be indicative of any future return on our Common Stock.

	2003	2004	2005	2006	2007	2008
Forward Air Corporation	100	163	201	159	172	132
NASDAQ Trucking and Transportation Stocks Index	100	127	139	147	152	107
NASDAQ Stock Market Index	100	109	110	121	134	81

Issuer Purchases of Equity Securities

No shares of our Common Stock were repurchased by the Company during the quarter ended December 31, 2008.

Item 6.	Selected Financial Data

The following table sets forth our selected financial data. The selected financial data should be read in conjunction with our consolidated financial statements and notes thereto, included elsewhere in this report.

	Year ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share data)
Income Statement Data:
Operating revenue	$474,436	$392,737	$352,758	$320,934	$282,197
Income from operations	70,285	71,048	75,396	67,437	53,598
Operating margin (1)	14.8%	18.1%	21.4%	21.0%	19.0%
Net income	42,542	44,925	48,923	44,909	34,421
Net income per share:
Basic	$1.48	$1.52	$1.57	$1.41	$1.07
Diluted	$1.47	$1.50	$1.55	$1.39	$1.05

Cash dividends declared per common share	$0.28	$0.28	$0.28	$0.24	$--

Balance Sheet Data (at end of period):
Total assets	$307,527	$241,884	$213,014	$212,600	$214,553
Long-term obligations, net of current portion	53,035	31,486	796	837	867
Shareholders' equity	216,434	171,733	185,227	178,816	181,003

(1) Income from operations as a percentage of operating revenue

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Executive Summary

    Our operations can be broadly classified into two principal segments:  Forward Air and FASI.

    Through our Forward Air segment, we are a leading provider of time-definite surface transportation and related logistics services to the North American deferred air freight market. We offer our customers local pick-up and delivery (Forward Air Complete™) and scheduled surface transportation of cargo as a cost-effective, reliable alternative to air transportation. We transport cargo that must be delivered at a specific time, but is less time-sensitive than traditional air freight. This type of cargo is frequently referred to in the transportation industry as deferred air freight. We operate our Forward Air segment through a network of terminals located on or near airports in 82 cities in the United States and Canada, including a central sorting facility in Columbus, Ohio and 11 regional hubs serving key markets.  We also offer our customers an array of logistics and other services including: expedited truckload brokerage (TLX); dedicated fleets; warehousing; customs brokerage; and shipment consolidation, deconsolidation and handling.

On July 30, 2007, through our subsidiary and reporting segment, FASI, and in conjunction with the acquisition of USAC, we began providing pool distribution services throughout the Mid-Atlantic, Southeast, Midwest and Southwest continental United States.  Pool distribution involves managing high-frequency handling and distribution of time-sensitive product to numerous destinations in specific geographic regions.  Our primary customers for this product are regional and nationwide distributors and retailers, such as mall, strip mall and outlet based retail chains. We service these customers through a network of terminals and service centers located in 19 cities.

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

Trends and Developments

Acquisitions

    During the year ended December 31, 2008 we experienced revenue growth across all product lines and segments.  The revenue growth was primarily driven by our 2008 and 2007 acquisitions and was partially offset by the challenging economic conditions of 2008.

    On September 8, 2008, we acquired certain assets and liabilities of Service Express.  Service Express was a privately-held provider of pool distribution services primarily in the Mid-Atlantic and Southeastern continental United States.  Service Express generated approximately $39.0 million in revenue during the year ended December 31, 2007.  The acquisition of Service Express’ pool distribution services added to the geographic footprint of the FASI segment in the Mid-Atlantic and Southeastern United States.

    On March 17, 2008, we acquired certain assets and liabilities of Pinch.  Pinch was a privately-held provider of pool distribution, airport-to-airport, truckload, custom, and cartage services primarily to the Southwestern continental United States.  Pinch generated approximately $35.0 million in revenue during the year ended December 31, 2007.  The acquisition of Pinch’s pool distribution services expanded the geographic footprint of the FASI segment in the Southwestern United States.  In addition, it provided additional tonnage density to the Forward Air airport-to-airport network, and the acquisition of Pinch’s cartage and truckload business provided an opportunity for Forward Air to expand its service options in the Southwestern United States.

    Further, on December 3, 2007 we acquired certain assets and liabilities of Black Hawk for approximately $35.2 million to increase the penetration of our airport-to-airport network in the Midwest continental United States.  Also, on July 30, 2007, we acquired certain assets and liabilities of USAC for approximately $12.9 million.  Through this acquisition we began providing pool distribution services throughout the Southeast, Midwest and Southwest continental United States.

    While providing different benefits, these acquisitions fit into our “Completing the Model” strategic initiative of using acquisitions to grow our existing business and to expand into new services and lines of business that will provide for revenue growth in any market conditions.  We will continue to evaluate potential acquisitions that can increase our penetration of a geographic area, add new customers, increase freight, or enable us to offer additional services.

Results of Operations

    During the year ended December 31, 2008, despite the increase in revenue driven primarily by the above acquisitions, we experienced a year-over-year decrease in our income from operations.  The year-over-year decrease in income from operations was largely due to the current economic recession and the resulting decrease in our business levels during the fourth quarter of 2008.  The depressed fourth quarter 2008 earnings were driven by the decrease in airport-to-airport revenue during the fourth quarter of 2008 versus the same period in 2007 and lower than expected FASI revenue and results of operations.  The significant decline in airport-to-airport revenue was driven by an over 10.0% decrease in the tonnage shipped through our network during the fourth quarter of 2008 compared to the same period in 2007.  The decline in airport-to-airport tonnage was directly related to the current economic recession.  The economic recession was also largely responsible for lower than expected revenue and reduced year-over-year fourth quarter earnings in our FASI segment.  FASI’s net income was approximately $0.9 million less in the fourth quarter of 2008 versus the fourth quarter of 2007 as depressed revenues due to the economic environment prevented us from achieving results comparable with 2007.

    Increases in revenues from our logistics services, mainly TLX, and FASI offset the decline in airport-to-airport revenue; however these services, are not as profitable and did not generate comparable operating results with our airport-to-airport business.  We expect these year-over-year decreases to continue into 2009, as our airport-to-airport business continues to experience large year-over-year decreases in business levels.

    Also, declining fuel prices may adversely affect our revenues in 2009.  Our net fuel surcharge revenue is the result of our fuel surcharge rates, which are set weekly using the national average for diesel price per gallon, and the tonnage transiting our network.  The decline in tonnage levels combined with the year-over-year decline in diesel fuel prices could result in a significant reduction in our net fuel surcharge revenue during 2009.

Segments

    Effective July 30, 2007, in conjunction with FASI’s acquisition of certain assets and liabilities of USAC, we began reporting our operations as two segments: Forward Air and FASI.

    Our Forward Air segment includes our airport-to-airport, Forward Air Complete, and TLX services as well as our other accessorial related services such as warehousing; customs brokerage; and value-added handling services.

    Our FASI segment includes our pool distribution business and the related assets and liabilities purchased from USAC, Pinch and Service Express.

Results of Operations

The following table sets forth our historical financial data for the years ended December 31, 2008 and 2007 (in millions):

	Year ended
	December 31,	December 31,		Percent
	2008	2007	Change	Change
Operating revenue	$474.4	$392.7	$81.7	20.8%
Operating expenses:
Purchased transportation	189.0	164.4	24.6	15.0
Salaries, wages, and employee benefits	116.5	88.8	27.7	31.2
Operating leases	24.4	16.8	7.6	45.2
Depreciation and amortization	16.6	10.9	5.7	52.3
Insurance and claims	8.1	7.7	0.4	5.2
Fuel expense	11.5	2.4	9.1	379.2
Other operating expenses	38.0	30.7	7.3	23.8
Total operating expenses	404.1	321.7	82.4	25.6
Income from operations	70.3	71.0	(0.7)	(1.0)
Other income (expense):
Interest expense	(1.2)	(0.5)	(0.7)	140.0
Other, net	0.3	1.8	(1.5)	(83.3)
Total other (expense) income	(0.9)	1.3	(2.2)	(169.2)
Income before income taxes	69.4	72.3	(2.9)	(4.0)
Income taxes	26.9	27.4	(0.5)	(1.8)
Net income	$42.5	$44.9	$(2.4)	(5.3)%

The following table sets forth our historical financial data for the years ended December 31, 2008 and 2007 (in millions):

	Year ended
	December 31,	Percent of	December 31,	Percent of		Percent
	2008	Revenue	2007	Revenue	Change	Change
Operating revenue
Forward Air	$421.2	88.8%	$376.8	95.9%	$44.4	11.8%
FASI	55.3	11.6	16.0	4.1	39.3	245.6
Intercompany Eliminations	(2.1)	(0.4)	(0.1)	--	(2.0)	2,000.0
Total	474.4	100.0	392.7	100.0	81.7	20.8

Purchased transportation
Forward Air	179.9	42.7	162.4	43.1	17.5	10.8
FASI	11.2	20.2	2.1	13.1	9.1	433.3
Intercompany Eliminations	(2.1)	100.0	(0.1)	100.0	(2.0)	2,000.0
Total	189.0	39.9	164.4	41.9	24.6	15.0

Salaries, wages and employee benefits
Forward Air	92.5	22.0	82.0	21.8	10.5	12.8
FASI	24.0	43.4	6.8	42.5	17.2	252.9
Total	116.5	24.6	88.8	22.6	27.7	31.2

Operating leases
Forward Air	18.5	4.4	15.8	4.2	2.7	17.1
FASI	5.9	10.7	1.0	6.3	4.9	490.0
Total	24.4	5.1	16.8	4.3	7.6	45.2

Depreciation and amortization
Forward Air	14.4	3.4	10.4	2.8	4.0	38.5
FASI	2.2	4.0	0.5	3.1	1.7	340.0
Total	16.6	3.5	10.9	2.8	5.7	52.3

Insurance and claims
Forward Air	7.3	1.7	7.2	1.9	0.1	1.4
FASI	0.8	1.4	0.5	3.1	0.3	60.0
Total	8.1	1.7	7.7	1.9	0.4	5.2

Fuel expense
Forward Air	5.8	1.4	1.3	0.3	4.5	346.2
FASI	5.7	10.3	1.1	6.9	4.6	418.2
Total	11.5	2.4	2.4	0.6	9.1	379.2

Other operating expenses
Forward Air	32.1	7.6	29.0	7.7	3.1	10.7
FASI	5.9	10.7	1.7	10.6	4.2	247.1
Total	38.0	8.0	30.7	7.8	7.3	23.8

Income (loss) from operations
Forward Air	70.7	16.8	68.7	18.2	2.0	2.9
FASI	(0.4)	(0.7)	2.3	14.4	(2.7)	(117.4)
Total	$70.3	14.8%	$71.0	18.1%	$(0.7)	(1.0)%

The following table presents the components of the Forward Air segment’s operating revenue and purchased transportation for the years ended December 31, 2008 and 2007 (in millions):

		Percent of		Percent of		Percent
	2008	Revenue	2007	Revenue	Change	Change
Forward Air revenue
Airport-to-airport	$336.2	79.8%	$313.2	83.1%	$23.0	7.3%
Logistics	59.9	14.2	42.7	11.3	17.2	40.3
Other	25.1	6.0	20.9	5.6	4.2	20.1
Total	$421.2	100.0%	$376.8	100.0%	$44.4	11.8%

Forward Air purchased transportation
Airport-to-airport	$128.9	38.3%	$123.7	39.5%	$5.2	4.2%
Logistics	44.5	74.3	32.7	76.6	11.8	36.1
Other	6.5	25.9	6.0	28.7	0.5	8.3
Total	$179.9	42.7%	$162.4	43.1%	$17.5	10.8%

Year ended December 31, 2008 compared to Year ended December 31, 2007

Revenues

    Operating revenue increased by $81.7 million, or 20.8%, to $474.4 million for the year ended December 31, 2008 from $392.7 million for the year ended December 31, 2007.

Forward Air

    Forward Air operating revenue increased $44.4 million, or 11.8%, to $421.2 million from $376.8 million, accounting for 88.8% of consolidated operating revenue for the year ended December 31, 2008. Airport-to-airport revenue, which is the largest component of our consolidated operating revenue, increased $23.0 million, or 7.3%, to $336.2 million from $313.2 million, accounting for 79.8% of the segment’s operating revenue during the year ended December 31, 2008 compared to 83.1% for the year ended December 31, 2007.  The increase in airport-to-airport revenue was driven by our recent acquisitions, increased utilization of Forward Air Complete and increased net fuel surcharge revenue.  Revenue for Forward Air Complete, our pick-up and delivery service for the airport-to-airport network increased $11.4 million in 2008 over 2007 due to increased customer utilization of the service.  Also, net fuel surcharge revenue increased $12.4 million in 2008 over 2007 primarily driven by the increase in tonnage and fuel prices during the second and third quarters of 2008.  These increases were slightly offset by a $0.8 million decrease in our base airport-to-airport revenue.  The 4.4% increase in tonnage that transited our network was offset by a 4.5% decrease in average revenue per pound before fuel surcharge and Forward Air Complete revenues.  The increase in tonnage was primarily driven by the increased activity resulting from our acquisitions of Pinch and Black Hawk in March 2008 and December 2007, respectively, offset by the impact of the economic recession on our airport-to-airport network during the second half of 2008, but most acutely in the fourth quarter of 2008.  Average revenue per pound before net fuel surcharge and Forward Air Complete revenues decreased due to a shift in our business mix to shorter distance lower price per pound routes.  This shift was primarily the result of new business obtained with the Pinch and Black Hawk acquisitions as well as increased business from international and domestic airlines.

    Logistics revenue, which is primarily truckload brokerage (TLX) and priced on a per mile basis, increased $17.2 million, or 40.3%, to $59.9 million in the year ended December 31, 2008 from $42.7 million in the year ended December 31, 2007.  The increase in logistics revenue is the result of our continuing efforts as part of our “Completing the Model” strategic initiative to grow TLX and $4.0 million in new revenue from service lines obtained through the Pinch and Black Hawk acquisitions.  We continue to place emphasis on capturing a larger percentage of truckload opportunities and correspondingly increasing our access to sufficient truckload capacity through the expansion of our owner-operator fleet and the use of third-party transportation providers. Through these efforts, we increased the number of miles driven to support our TLX revenue by 27.9% during the year ended December 31, 2008 compared to the year ended December 31, 2007.  The average revenue per mile of our TLX product, including the impact of fuel surcharges, increased 2.1% for the year ended December 31, 2008 versus the year ended December 31, 2007. The increase in revenue per mile is mainly attributable to increased fuel surcharges to offset increased fuel costs.

    Other revenue, which includes warehousing services and terminal handling, accounts for the final component of Forward Air operating revenue. Other revenue increased $4.2 million to $25.1 million for the year ended December 31, 2008, a 20.1% increase from $20.9 million for the year ended December 31, 2007.  The increase was primarily due to increased cartage, handling and storage revenue due to new services offered through our recently expanded facilities.  The increased cartage revenue is also the result of new business obtained in conjunction with the Pinch and Black Hawk acquisitions.

FASI

    FASI operating revenue increased $39.3 million to $55.3 million for the year ended December 31, 2008 from $16.0 million for the year ended December 31, 2007.  The increase in revenue is the result of additional activity from the Pinch acquisition on March 17, 2008 and the Service Express acquisition on September 8, 2008.  In addition, the year ended December 31, 2008 includes a full twelve months of revenue compared to only five months for the year ended December 31, 2007, as FASI began operations on July 30, 2007 in conjunction with the acquisition of USAC.

Intercompany Eliminations

    Intercompany eliminations of $2.1 million are the result of truckload and airport-to-airport services Forward Air provided to FASI during the year ended December 31, 2008.  FASI also provides cartage services to Forward Air.

Purchased Transportation

    Purchased transportation increased by $24.6 million, or 15.0%, to $189.0 million for the year ended December 31, 2008 from $164.4 million for the year ended December 31, 2007.  As a percentage of total operating revenue, purchased transportation was 39.9% during the year ended December 31, 2008 compared to 41.9% for the year ended December 31, 2007.

Forward Air

    Forward Air’s purchased transportation increased by $17.5 million, or 10.8%, to $179.9 million for the year ended December 31, 2008 from $162.4 million for the year ended December 31, 2007. The increase in purchased transportation is primarily attributable to an increase of approximately 6.4% in miles driven in addition to a 4.1% increase in the total cost per mile for the year ended December 31, 2008 versus the year ended December 31, 2007. As a percentage of segment operating revenue, Forward Air purchased transportation was 42.7% during the year ended December 31, 2008 compared to 43.1% for the year ended December 31, 2007.

    Purchased transportation costs for our airport-to-airport network increased $5.2 million, or 4.2%, to $128.9 million for the year ended December 31, 2008 from $123.7 million for the year ended December 31, 2007.  For the year ended December 31, 2008, purchased transportation for our airport-to-airport network decreased to 38.3% of airport-to-airport revenue from 39.5% for the year ended December 31, 2007.  The $5.2 million increase is attributable to a 1.2% increase in miles driven by our network of owner-operators or third party transportation providers plus a 3.0% increase in cost per mile.  The change in miles increased purchased transportation by $1.5 million while the change in cost per mile increased purchased transportation $3.7 million.  Miles driven by our network of owner-operators or third party transportation providers increased to support the increased revenue activity, mainly in the first half of 2008 as discussed above.  The increase in cost per mile is attributable to increased customer utilization of Forward Air Complete mitigated by increased utilization of our network of owner-operators as opposed to more costly third party transportation providers.  Additionally, the increase in cost per mile was also offset by the increased use of Company-employed drivers.  The increase in the number of Company-employed drivers and their use in the airport-to-airport network is mainly a result of the Pinch and Black Hawk acquisitions.  The cost for the Company-employed drivers is included in salaries, wages and benefits instead of purchased transportation.

    Purchased transportation costs for our logistics revenue increased $11.8 million, or 36.1%, to $44.5 million for the year ended December 31, 2008 from $32.7 million for the year ended December 31, 2007. For the year ended December 31, 2008, logistics’ purchased transportation costs represented 74.3% of logistics revenue versus 76.6% for the year ended December 31, 2007. The 36.1% increase is partially attributable to a $2.3 million increase in costs associated with new logistics business obtained through the acquisition of Pinch and Black Hawk.  The remaining increase is attributable to a 27.9% increase in miles driven by our network of owner-operators or third party transportation providers plus a 0.9% increase in the related cost per mile.   Miles driven by our network of owner-operators or third party transportation providers increased to support our continuing efforts to grow our TLX business as discussed above, and accounted for $9.1 million of the increase in logistics purchased transportation.  The change in the cost per mile increased the logistics purchased transportation by $0.4 million.  The increase in cost per mile was mostly the result of increased rates from third party transportation providers mostly offset by increased use of our network of owner-operators.  The decrease in logistics transportation as a percentage of revenue is the result of the favorable change in business mix as well as the addition of the new services from the Pinch and Black Hawk acquisitions.

    Purchased transportation costs related to our other revenue increased $0.5 million, or 8.3%, to $6.5 million for the year ended December 31, 2008 from $6.0 million for the year ended December 31, 2007. Other purchased transportation costs as a percentage of other revenue decreased to 25.9% of other revenue for the year ended December 31, 2008 from 28.7% for the year ended December 31, 2007.   The improvement in other purchased transportation costs as a percentage of other revenue is attributable to the use of Company-employed drivers to provide the transportation services associated with new business obtained from the Pinch and Black Hawk acquisitions.

FASI

    FASI purchased transportation increased to $11.2 million for the year ended December 31, 2008 from $2.1 million for the year ended December 31, 2007.  FASI purchased transportation as a percentage of revenue was 20.2% for the year ended December 31, 2008 compared to 13.1% for the year ended December 31, 2007.  The increase in purchased transportation is mainly due to our continued expansion of the FASI business through the acquisitions of Pinch and Service Express in March 2008 and September 2008, respectively.  In addition, the year ended 2008 includes a full twelve months of FASI activity compared to only five months for the year ended December 31, 2007, as FASI began operations on July 30, 2007.  Purchased transportation has increased as a percentage of FASI revenue mainly due to the increased use of owner-operators particularly in conjunction with the acquisition of Pinch.

Intercompany Eliminations

    Intercompany eliminations increased to $2.1 million and are the result of truckload and airport-to-airport services Forward Air provided to FASI during the year ended December 31, 2008.  During the year ended December 31, 2008, FASI also provided cartage services to Forward Air.

Salaries, Wages, and Benefits

    Salaries, wages and employee benefits increased by $27.7 million, or 31.2%, to $116.5 million in the year ended 2008 from $88.8 million in the same period of 2007.  As a percentage of total operating revenue, salaries, wages and employee benefits was 24.6% during the year ended December 31, 2008 compared to 22.6% for the same period in 2007.

Forward Air

    Salaries, wages and employee benefits of Forward Air increased by $10.5 million, or 12.8%, to $92.5 million in the year ended December 31, 2008 from $82.0 million for the year ended December 31, 2007.  Salaries, wages and employee benefits were 22.0% of Forward Air’s operating revenue in the year ended December 31, 2008 compared to 21.8% for the year ended December 31, 2007.  The increase in salaries, wages and employee benefits as a percentage of revenue was the result of increases in health insurance costs and share-based compensation offset by decreases in workers’ compensation and employee incentive costs.

    Employee incentives decreased $0.4 million, or 0.2% as a percentage of revenue for the year ended December 31, 2008 as compared to the year ended December 31, 2007.  The decrease was due to a reduction of annual incentives for key employees due to failures to achieve performance goals.  During the fourth quarter of 2008, salaries, wages and employee benefits were reduced by $1.5 million as we reduced accruals for annual senior management incentives as annual earnings goals were not met.  Comparatively, we increased salaries, wages and employee benefits by $1.1 million during the fourth quarter of 2007 for annual incentives to senior management.

    Workers’ compensation costs decreased approximately $1.1 million, or 0.3% as a percentage of Forward Air operating revenue.  The year-over-year difference is primarily due to a $0.7 million increase in our workers’ compensation loss reserves recorded in 2007 that resulted from an actuarial analysis. The remaining decrease is due to 2008 reductions in our workers’ compensation loss reserves as a result of lower claims experience than projected in previous periods.

    Share-based compensation increased $2.4 million, or 0.5% as a percentage of Forward Air operating revenue, due to the annual grants of stock options and non-vested shares of common stock to key members of management and non-employee directors from 2006 to the present.  Health insurance costs increased $1.8 million and 0.3% as a percentage of Forward Air operating revenue.  The increase is driven by an increase in plan participants primarily as a result of our Pinch and Black Hawk acquisitions in March 2008 and December 2007, respectively.

    The remaining increase in total dollars is attributable to the increased headcount of mainly terminal and Company-employed drivers associated with our acquisitions of Pinch and Black Hawk.

FASI

    FASI salaries, wages and employee benefits increased to $24.0 million for the year ended December 31, 2008 compared to $6.8 million for the year ended December 31, 2007.  The $17.2 million increase is mainly attributable to the year ended 2008 including twelve months of expense while 2007 included only five months, as FASI was not operating until July 30, 2007.  As a percentage of FASI operating revenue, salaries, wages and benefits increased to 43.4% for the year ended December 31, 2008 compared to 42.5% for the year ended December 31, 2007.  FASI salaries, wages and employee benefits are higher as a percentage of operating revenue than our Forward Air segment, as a larger percentage of the transportation services are performed by Company-employed drivers as opposed to independent owner-operators.  The increase in salaries, wages and employee benefits as a percentage of revenue is attributable to the acquisition of Service Express in September 2008.  The terminals we acquired with the Service Express acquisition utilize a much higher percentage of contract labor for its dock personnel than used by preexisting FASI terminals.  Contract labor is more expensive in the short term than Company-employed cargo handlers and dock personnel.  We will evaluate the proper utilization of contract labor in these terminals during the first quarter of 2009.

Operating Leases

    Operating leases increased by $7.6 million, or 45.2%, to $24.4 million in the year ended December 31, 2008 from $16.8 million in the year ended December 31, 2007.  Operating leases, the largest component of which is facility rent, were 5.1% of consolidated operating revenue for the year ended December 31, 2008 compared with 4.3% for the year ended December 31, 2007.

Forward Air

    Operating leases increased $2.7 million and 17.1% to $18.5 million in the year ended December 31, 2008 from $15.8 million for the year ended December 31, 2007.  Operating leases were 4.4% of Forward Air operating revenue for the year ended December 31, 2008 compared with 4.2% for the year ended December 31, 2007.  The increase in operating leases in total dollars was attributable to $1.5 million in higher facility rent expense associated with the assumption of additional facilities as a result of the Pinch and Black Hawk acquisitions and the expansion of certain facilities. Operating leases also increased $1.2 million for trailer and tractor leases assumed in conjunction with the acquisitions of Pinch and Black Hawk.

FASI

    FASI operating lease expense increased $4.9 million to $5.9 million for the year ended December 31, 2008 from $1.0 million for the year ended December 31, 2007.  Approximately $2.8 million of the increase was attributable to higher facility rent expense due to the increased number of terminals resulting from the Pinch and Service Express acquisitions.  Operating leases also increased $2.1 million for trailer, tractor, and straight truck leases assumed in conjunction with the acquisitions of Pinch and Service Express.  The increase in operating lease expense, both for facilities and equipment, is also attributable to the year ended 2008 including twelve months of lease expense while 2007 included only five months, as FASI was not operating until July 30, 2007.  The increase in lease expense for tractors, straight trucks and trailers is the primary reason for the increase in operating leases as a percentage of revenue.

Depreciation and Amortization

    Depreciation and amortization increased $5.7 million, or 52.3%, to $16.6 million in the year ended December 31, 2008 from $10.9 million for the year ended December 31, 2007.  Depreciation and amortization was 3.5% of consolidated operating revenue for the year ended December 31, 2008 compared with 2.8% for the year ended December 31, 2007.

Forward Air

    Depreciation and amortization expense as a percentage of Forward Air operating revenue was 3.4% in the year ended December 31, 2008 compared to 2.8% for the year ended December 31, 2007.  The increase in depreciation and amortization expense as a percentage of revenue is primarily due to a $2.1 million, or 0.5% as a percentage of revenue, increase in amortization expense for intangible assets associated with the acquisitions of Pinch and Black Hawk.  The remaining increase represents depreciation on new forklifts and other miscellaneous equipment and assets.

FASI

    FASI depreciation and amortization increased $1.7 million to $2.2 million for the year ended December 31, 2008 from $0.5 million for the year ended December 31, 2007. Depreciation and amortization expense as a percentage of FASI operating revenue was 4.0% in the year ended December 31, 2008 compared to 3.1% for the year ended December 31, 2007.  The increase in depreciation and amortization expense as a percentage of revenue is partially due to a $0.6 million, or 0.4% as a percentage of revenue, increase in amortization expense for intangible assets associated with the Service Express, Pinch and USAC acquisitions. The remainder of the increase is attributable to a full year of depreciation on assets acquired from USAC and increased depreciation from tractors, trailers and other equipment assumed in conjunction with our acquisitions of Pinch and Service Express.

Insurance and Claims

    Insurance and claims expense increased $0.4 million, or 5.2%, to $8.1 million for the year ended December 31, 2008 from $7.7 million for the year ended December 31, 2007.  Insurance and claims were 1.7% of consolidated operating revenue during 2008 compared with 1.9% in 2007.

Forward Air

    Insurance and claims as a percentage of Forward Air operating revenue was 1.7% in the year ended December 31, 2008 compared to 1.9% for the year ended December 31, 2007.  The $0.1 million and 1.4% increase in insurance and claims for the year ended 2008 compared to the year ended December 31, 2007 is the result of increased insurance premiums resulting from the increased number of owner-operators, Company-employed drivers, and rolling stock equipment in our fleet.

FASI

    FASI insurance and claims increased $0.3 million to $0.8 million for the year ended December 31, 2008 from $0.5 million for the year ended December 31, 2007. As a percentage of operating revenue, insurance and claims was 1.4% for the year ended December 31, 2008 compared to 3.1% for the year ended December 31, 2007. The decrease as a percentage of revenue is attributable to the increase in revenue outpacing the increase in claims and insurance premiums.

Fuel Expense

    Fuel expense increased $9.1 million, to $11.5 million in the year ended December 31, 2008 from $2.4 million in the year ended December 31, 2007.  Fuel expense was 2.4% of consolidated operating revenue for the year ended December 31, 2008 compared with 0.6% for the year ended December 31, 2007.

Forward Air

    Fuel expense was 1.4% of Forward Air operating revenue in the year ended December 31, 2008 compared to 0.3% in the year ended December 31, 2007. The $4.5 million increase was primarily attributable to the increased number of Company-employed drivers and Company-owned or operated equipment as a result of the Pinch and Black Hawk acquisitions in March 2008 and December 2007, respectively. Also increasing fuel expense was the significant year-over-year increase in average diesel fuel prices during the second and third quarters of 2008.

FASI

    FASI fuel expense increased $4.6 million, to $5.7 million in the year ended December 31, 2008 from $1.1 million in the year ended December 31, 2007.  Fuel expenses were 10.3% of FASI operating revenue in the year ended December 31, 2008 compared to 6.9% for the year ended December 31, 2007.  FASI fuel expense is significantly higher as a percentage of operating revenue than Forward Air’s fuel expense, as FASI utilizes a higher ratio of Company-employed drivers and Company-owned or leased vehicles in its operations than Forward Air.  The increase in FASI fuel expense was attributable to the increase in owned and leased tractors assumed with the Pinch and Service Express acquisitions.  The increase is also attributable to the year ended 2008 including a full year of FASI activity as opposed to only five months for 2007.  Also increasing fuel expense was the significant year-over-year increase in average diesel fuel prices during the second and third quarters of 2008.

Other Operating Expenses

    Other operating expenses increased $7.3 million, or 23.8%, to $38.0 million in the year ended December 31, 2008 from $30.7 million for the year ended December 31, 2007.  Other operating expenses were 8.0% of consolidated operating revenue for the year ended December 31, 2008 compared with 7.8% in the same period of 2007.

Forward Air

    Other operating expenses were 7.6% of Forward Air operating revenue in the year ended December 31, 2008 compared to 7.7% for the year ended December 31, 2007. The 0.1% decrease in other operating expenses as a percentage of operating revenue is the result of efforts to control discretionary costs by reducing expenses such as management training, marketing and travel.  In addition, during the year ended December 31, 2008 other operating expenses were reduced by $0.2 million related to the reversal of previous accruals for fines and penalties associated with the settlement of a dispute with a state taxing authority.  The dispute was settled with the state taxing authority for less than the amount previously reserved.

FASI

    FASI other operating expenses increased $4.2 million to $5.9 million for the year ended December 31, 2008 compared to $1.7 million for the year ended December 31, 2007.  The $4.2 million increase is mainly attributable to the year ended 2008, including twelve months of expense while 2007 included only five months, as FASI was not operating until July 30, 2007.  FASI other operating expenses for the year ended December 31, 2008 were 10.7% of the segment’s operating revenue compared to 10.6% for the December 31, 2007.  Other operating expenses are higher as a percentage of revenue than our Forward Air segment due to the higher utilization of Company-owned or leased vehicles resulting in higher maintenance and related expenses.

Income from Operations

    Income from operations decreased by $0.7 million or 1.0%, to $70.3 million for the year ended December 31, 2008 compared with $71.0 million for the year ended December 31, 2007.  Income from operations was 14.8% of consolidated operating revenue for the year ended December 31, 2008 compared with 18.1% for the year ended December 31, 2007.

Forward Air

    Income from operations increased by $2.0 million, or 2.9%, to $70.7 million for the year ended December 31, 2008 compared with $68.7 million for the year ended December 31, 2007.   The increase in income from operations was primarily a result of increased revenues partially offset by increased costs for salaries, wages and benefits, operating leases and depreciation and amortization.  Income from operations as a percentage of Forward Air operating revenue was 16.8% for the year ended December 31, 2008 compared with 18.2% for the year ended December 31, 2007.  The decrease in income from operations as a percentage of revenue was the result of increasing volumes from our lower margin services, such as TLX, and declining airport-to-airport volumes mainly during the fourth quarter of 2008 due to the economic recession.

FASI

    FASI results from operations decreased approximately $2.7 million to a $0.4 million loss from operations for the year ended December 31, 2008 from income of operations of $2.3 million for the year ended December 31, 2007.  The decrease in FASI results from operations is mainly driven by integration costs that resulted from the March 17, 2008 acquisition of Pinch. These costs primarily impacted salaries, wages, and employee benefits, operating leases and other operating expenses.  The loss from operations as a percentage of FASI operating revenue was (0.7)% for the year ended December 31, 2008 compared with 14.4% income from operations as a percentage of revenue for the year ended December 31, 2007.  As discussed above, the pool distribution business is highly seasonal and as a result of the timing of the USAC acquisition, our 2007 results primarily included peak seasonal activity.  Consequently, our 2007 results were better than we would expect for a full year of operations, such as 2008, which would include less positive results from the non-peak periods of operations.  In addition, FASI’s fourth quarter of 2008 income from operations of $0.5 million was $1.3 million less than the $1.8 million of income from operations for the fourth quarter of 2007.  This was primarily the result of lower peak season volumes than anticipated due to the current economic recession.

Interest Expense

    Interest expense increased $0.7 million to $1.2 million for the year ended December 31, 2008 compared to $0.5 million for the year ended December 31, 2007.  The increase in interest expense was mostly the result of net borrowings under our line of credit facility used to fund our acquisitions of Service Express, Pinch and Black Hawk in September 2008, March 2008 and December 2007, respectively.   These increases were net of a $0.1 million reduction of interest expense resulting from the settlement of a dispute with a state taxing authority during the year ended December 31, 2008.  The dispute was settled with the state taxing authority for less than the amount previously reserved.

Other Income, Net

    Other income, net was $0.3 million for the year ended December 31, 2008 compared with $1.8 million for the year ended December 31, 2007. The decrease in other income was attributable to reduced tax-exempt interest income due to decreased average cash and investment balances as a result of cash used for the acquisition of USAC in July 2007 and stock repurchases during the fourth quarter of 2007.

Provision for Income Taxes

    The combined federal and state effective tax rate for the year ended 2008 was 38.7% compared to a rate of 37.9% for the year ended December 31, 2007.  Our effective federal and state rate increased to provide for the decrease in tax-exempt interest income as discussed above and the disallowance of share-based compensation on qualified stock options.  However, during the year ended December 31, 2008 we reduced the provision for state income taxes by $0.3 million, net of federal benefit, for the settlement of a dispute with a state taxing authority.  The dispute was settled with the state taxing authority for less than the previously reserved amount.

Net Income

    As a result of the foregoing factors, net income decreased by $2.4 million, or 5.3%, to $42.5 million for the year ended December 31, 2008 compared to $44.9 million for the year ended December 31, 2007.

Results of Operations

The following table sets forth our historical consolidated financial data for the year ended December 31, 2007 and 2006 (in millions):

	Year ended
	December 31,	December 31,		Percent
	2007	2006	Change	Change
Operating revenue	$392.7	$352.7	$40.0	11.3%
Operating expenses:
Purchased transportation	164.4	146.7	17.7	12.1
Salaries, wages, and employee benefits	88.8	74.4	14.4	19.4
Operating leases	16.8	14.5	2.3	15.9
Depreciation and amortization	10.9	8.9	2.0	22.5
Insurance and claims	7.7	6.0	1.7	28.3
Fuel expense	2.4	1.0	1.4	140.0
Other operating expenses	30.7	25.8	4.9	19.0
Total operating expenses	321.7	277.3	44.4	16.0
Income from operations	71.0	75.4	(4.4)	(5.8)
Other income (expense):
Interest expense	(0.5)	(0.1)	(0.4)	400.0
Other, net	1.8	3.2	(1.4)	(43.8)
Total other (expense) income	1.3	3.1	(1.8)	(58.1)
Income before income taxes	72.3	78.5	(6.2)	(7.9)
Income taxes	27.4	29.6	(2.2)	(7.4)
Net income	$44.9	$48.9	$(4.0)	(8.2)%

The following table sets forth our historical financial data for the years ended December 31, 2007 and 2006 (in millions):

		Percent of		Percent of		Percent
	2007	Revenue	2006	Revenue	Change	Change
Operating revenue
Forward Air	$376.8	95.9%	$352.7	100.0%	$24.1	6.8%
FASI	16.0	4.1	--	--	16.0	100.0
Intercompany Eliminations	(0.1)	--	--	--	(0.1)	100.0
Total	392.7	100.0	352.7	100.0	40.0	11.3

Purchased transportation
Forward Air	162.4	43.1	146.7	41.6	15.7	10.7
FASI	2.1	13.1	--	--	2.1	100.0
Intercompany Eliminations	(0.1)	100.0	--	--	(0.1)	100.0
Total	164.4	41.9	146.7	41.6	17.7	12.1

Salaries, wages and employee benefits
Forward Air	82.0	21.8	74.4	21.1	7.6	10.2
FASI	6.8	42.5	--	--	6.8	100.0
Total	88.8	22.6	74.4	21.1	14.4	19.4

Operating leases
Forward Air	15.8	4.2	14.5	4.1	1.3	9.0
FASI	1.0	6.3	--	--	1.0	100.0
Total	16.8	4.3	14.5	4.1	2.3	15.9

Depreciation and amortization
Forward Air	10.4	2.8	8.9	2.5	1.5	16.9
FASI	0.5	3.1	--	--	0.5	100.0
Total	10.9	2.8	8.9	2.5	2.0	22.5

Insurance and claims
Forward Air	7.2	1.9	6.0	1.7	1.2	20.0
FASI	0.5	3.1	--	--	0.5	100.0
Total	7.7	1.9	6.0	1.7	1.7	28.3

Fuel expense
Forward Air	1.3	0.3	1.0	0.3	0.3	30.0
FASI	1.1	6.9	--	--	1.1	100.0
Total	2.4	0.6	1.0	0.3	1.4	140.0

Other operating expenses
Forward Air	29.0	7.7	25.8	7.3	3.2	12.4
FASI	1.7	10.6	--	--	1.7	100.0
Total	30.7	7.8	25.8	7.3	4.9	19.0

Income (loss) from operations
Forward Air	68.7	18.2	75.4	21.4	(6.7)	(8.9)
FASI	2.3	14.4	--	--	2.3	100.0
Total	$71.0	18.1%	$75.4	21.4%	$(4.4)	(5.8)%

    The following table presents the components of the Forward Air segment’s revenue and purchased transportation for the years ended December 31, 2007 and 2006 (in millions):

		Percent of		Percent of		Percent
	2007	Revenue	2006	Revenue	Change	Change
Forward Air revenue
Airport-to-airport	$313.2	83.1%	$301.5	85.5%	$11.7	3.9%
Logistics	42.7	11.3	31.3	8.9	11.4	36.4
Other	20.9	5.6	19.9	5.6	1.0	5.0
Total	$376.8	100.0%	$352.7	100.0%	$24.1	6.8%

Forward Air purchased transportation
Airport-to-airport	$123.7	39.5%	$119.0	39.5%	$4.7	3.9%
Logistics	32.7	76.6	22.8	72.8	9.9	43.4
Other	6.0	28.7	4.9	24.6	1.1	22.4
Total	$162.4	43.1%	$146.7	41.6%	$15.7	10.7%

Year ended December 31, 2007 Compared to Year ended December 31, 2006

Revenues

Operating revenue increased by $40.0 million, or 11.3%, to $392.7 million in 2007 from $352.7 million in 2006.

Forward Air

Forward Air operating revenue increased $24.1 million, or 6.8%, to $376.8 million in 2007 from $352.7 million in 2006.  Forward Air revenue accounted for 95.9% and 100.0% of consolidated operating revenue during 2007 and 2006, respectively.

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

Logistics revenue, which is primarily truckload brokerage and priced on a per mile basis, increased $11.4 million, or 36.4%, to $42.7 million in 2007 from $31.3 million in 2006.  The increase in logistics revenue is mainly the result of our “Completing the Model” strategic initiative to grow these services. We are placing emphasis on capturing a larger percentage of truckload opportunities and correspondingly increasing our access to sufficient truckload capacity through the use of third-party transportation providers.  During 2007, we increased the number of miles driven to support our logistics revenue by 60.5%.  The average revenue per mile of our logistics product, including the impact of fuel surcharges, decreased 15.0% for 2007 versus 2006. The decrease in our revenue per mile is largely due to the weak shipping environment and the change in our business mix resulting from our efforts to capture additional truckload opportunities as well as utilizing truckload opportunities to cost effectively position our owner-operators within our airport-to-airport network.

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

Intercompany Eliminations

    Intercompany eliminations of $0.1 million are the result of truckload and airport-to-airport services Forward Air provided to FASI during the year ended December 31, 2007.

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

Purchased transportation costs related to Forward Air’s logistics revenue increased $9.9 million, or 43.4%, to $32.7 million for 2007 from $22.8 million for 2006. For 2007, logistics’ purchased transportation costs represented 76.6% of logistics revenue versus 72.8% for 2006.  During 2007, Forward Air increased the number of miles driven to support logistics revenue by 60.5%.  The increase in miles accounted for a $13.7 million increase in logistics purchased transportation.  However, the increase in logistics purchased transportation due to miles was partially offset by a $3.8 million decrease in logistics purchased transportation as a result of a 10.5% decrease in the logistics cost per mile.  Logistics cost per mile decreased due to increased capacity resulting in improved purchasing power from third party transportation providers and to a lesser extent increased use of our less costly owner-operator network.  The increase in logistics purchased transportation costs as a percentage of revenue resulted from lower revenue per mile as discussed above partially offset by the decrease in our logistics cost per mile.

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

FASI

FASI purchased transportation of $2.1 million represents costs associated with payment of drivers, both networked owner-operators and third party transportation providers, for the transportation services provided to FASI.  FASI purchased transportation was 13.1% of the segment’s operating revenue.  Due to the nature of the services provided FASI purchased transportation is lower as a percentage of revenue than our Forward Air segment as a larger percentage of the transportation services are performed by Company-employed drivers.

Intercompany Eliminations

Intercompany eliminations of $0.1 million are the result of truckload and airport-to-airport services Forward Air provided to FASI during the year ended December 31, 2007.

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

Fuel Expense

    Fuel expense increased $1.4 million, to $2.4 million for the year ended December 31, 2007 from $1.0 million for the year ended December 31, 2006.  Fuel expense was 0.6% of consolidated operating revenue for the year ended December 31, 2007 compared with 0.3% for the year ended December 31, 2006.

Forward Air

    Fuel expense increased $0.3 million, to $1.3 million for the year ended December 31, 2007 from $1.0 million for the year ended December 31, 2006.  Fuel expense was 0.3% of Forward Air operating revenue for the year ended December 31, 2007 and 2006.

FASI

    FASI fuel expense was $1.1 million for the year ended December 31, 2007.  The increase is the result of our acquisition of certain assets and liabilities of USAC on July 30, 2007.  FASI fuel expense will generally be higher as a percentage of operating revenue than Forward Air’s fuel expense due to the higher utilization of Company-employed drivers and Company-owned equipment.

Other Operating Expenses

Other operating expenses increased $4.9 million, or 19.0%, to $30.7 million during 2007 from $25.8 million in 2006.  Other operating expenses were 7.8% of consolidated operating revenue for 2007 compared with 7.3% in 2006.

Forward Air

Other operating expenses were 7.7% of Forward Air operating revenue for 2007 compared to 7.3% in 2006. The 0.4% increase in other operating expenses as a percentage of operating revenue was primarily attributable to taxes, utilities and permits associated with new or expanded facilities, facility relocation, specialized training for key employees and additional sales and marketing efforts due to the weak freight environment.

FASI

FASI other operating expenses of $1.7 million represent costs such as routine vehicle maintenance, utilities for our facilities, and miscellaneous office and administrative expenses since our USAC acquisition on July 30, 2007.  FASI other operating expenses were 10.6% of the segment’s operating revenue.   Other operating expenses are higher as a percentage of revenue than our Forward Air segment due to the higher utilization of Company-owned equipment.

Income from operations

Income from operations decreased by $4.4 million, or 5.8%, to $71.0 million for 2007 compared with $75.4 million in 2006.  Income from operations was 18.1% of consolidated operating revenue for 2007 compared with 21.4% in 2006.

Forward Air

    Income from operations decreased by $6.7 million, or 8.9%, to $68.7 million for 2007 compared with $75.4 million for 2006.  Income from operations decreased as a percentage of Forward Air operating revenue to 18.2% for 2007 from 21.4% for 2006.  The decrease in income from operations both in total dollars and as a percentage of operating revenue is attributable to increases in certain fixed and indirect costs, as outlined in the above discussion, outpacing the increase in operating revenue and gross profit.  The decrease in income from operations as a percentage of revenue was also a result of the change in our business mix resulting from slower growth in revenue from the airport-to-airport service as a percentage of total revenue and increased revenue from less profitable services such as truckload service and Forward Air Complete.

FASI

FASI income from operations since our acquisition of certain assets and liabilities of USAC on July 30, 2007 was $2.3 million, or 14.4% of FASI revenue.  As discussed above, we expect the pool distribution business to be highly seasonal and as a result of the timing of the USAC acquisition our 2007 results primarily include peak seasonal activity.  Consequently, we believe our 2008 income from operations as a percentage of operating revenue will be lower than experienced during 2007.

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

Provision for Income Taxes

The combined federal and state effective tax rate for 2007 was 37.9% compared to a rate of 37.7% for the same period in 2006. Our effective federal and state rate increased to provide for uncertain tax positions as required by Financial Accounting Standards Board (“FASB”) Interpretation No. 48,  Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 109) , (“FIN 48”) and for the decrease in tax-exempt interest income during 2007 due to acquisitions, increased capital expenditures and stock repurchases.

Net Income

As a result of the foregoing factors, net income decreased by $4.0 million, or 8.2%, to $44.9 million for 2007 compared to $48.9 million for 2006.

Discussion of Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”).  The preparation of financial statements in accordance with GAAP requires our management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Our estimates and assumptions are based on historical experience and changes in the business environment.  However, actual results may differ from estimates under different conditions, sometimes materially.  Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results and require management’s most subjective judgments.

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances in which management is aware of a specific customer’s inability to meet its financial obligations to us (for example, bankruptcy filings or accounts turned over for collection or litigation), we record a specific reserve for these bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for these bad debts based on the length of time the receivables are past due. Specifically, amounts that are 90 days or more past due are reserved at 50.0% for Forward Air and 25.0% for FASI. If circumstances change (i.e., we experience higher than expected defaults or an unexpected material adverse change in a customer’s ability to meet its financial obligations to us), the estimates of the recoverability of amounts due to us could be changed by a material amount. Accounts are written off after all means of collection, including legal action, have been exhausted.

Allowance for Revenue Adjustments

Our allowance for revenue adjustments consists of amounts reserved for billing rate changes that are not captured upon load initiation. These adjustments generally arise: (i) when the sales department contemporaneously grants small rate changes (“spot quotes”) to customers that differ from the standard rates in the system; (ii) when freight requires dimensionalization or is reweighed resulting in a different required rate; (iii) when billing errors occur; and (iv) when data entry errors occur. When appropriate, permanent rate changes are initiated and reflected in the system. We monitor the manual revenue adjustments closely through the employment of various controls that are in place to ensure that revenue recognition is not compromised and that fraud does not occur. During 2008, average revenue adjustments per month were approximately $0.4 million, on average revenue per month of approximately $39.5 million (approximately 1.0% of monthly revenue). In order to estimate the allowance for revenue adjustments related to ending accounts receivable, we prepare an analysis that considers average monthly revenue adjustments and the average lag for identifying and quantifying these revenue adjustments. Based on this analysis, we establish an allowance for approximately 40-80 days (dependent upon experience in the last twelve months) of average revenue adjustments, adjusted for rebates and billing errors. The lag is periodically adjusted based on actual historical experience. Additionally, the average amount of revenue adjustments per month can vary in relation to the level of sales or based on other factors (such as personnel issues that could result in excessive manual errors or in excessive spot quotes being granted). Both of these significant assumptions are continually evaluated for validity.

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

Revenue Recognition

Operating revenue and related costs are recognized as of the date shipments are completed.  The transportation rates we charge our customers consist of base transportation rates and fuel surcharge rates.  The revenues earned and related direct freight expenses incurred from our base transportation services are recognized on a gross basis in revenue and in purchased transportation.  Transportation revenue is recognized on a gross basis as we are the primary obligor.  The fuel surcharges billed to customers and paid to owner-operators and third party transportation providers are recorded on a net basis in revenue as we are not the primary obligor with regards to the fuel surcharges.

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

Valuation of Goodwill

In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), we conduct an annual (or more frequently if circumstances indicate possible impairment) impairment test of goodwill for each reportable segment at the end of the second quarter of each year.  The tests are based on judgments regarding the market value of our Common Stock, ongoing profitability and cash flow of the reportable segments and underlying assets. Changes in strategy or market conditions could significantly impact these judgments and require adjustments to recorded asset balances. For example, if we had reason to believe that our recorded goodwill had become impaired due to decreases in the fair market value of the underlying business, we would have to take a charge to income for that portion of goodwill that we believe is impaired. The annual impairment test was conducted and it did not result in any impairment charges.  In addition, at December 31, 2008, we considered whether any impairment indicators existed and no impairment charges were incurred.

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

Effective January 1, 2006, we adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123R”) and elected the modified prospective transition method. Under the modified prospective transition method, awards that are granted, modified, repurchased or canceled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Share-based awards that are granted prior to the effective date should continue to be valued in accordance with SFAS 123 and stock option expense for unvested options must be recognized in the statement of income. On December 31, 2005, our Board of Directors accelerated the vesting of all of our outstanding and unvested stock options awarded to employees, officers and non-employee directors under our stock option award plans. As a result of the acceleration of the vesting of our outstanding and unvested options in 2005, the Company recognized $1.3 million of stock–based compensation in 2005, but there was no additional compensation expense recognized during the years ended December 31, 2008, 2007 and 2006 related to options granted prior to January 1, 2006.

Our general practice has been to make a single annual grant to key employees and to generally make other grants only in connection with new employment or promotions.  In addition, we make annual grants to non-employee directors in conjunction with their annual election to our Board of Directors or at the time of their appointment to the Board of Directors.  Prior to the implementation of SFAS 123R, we utilized stock options as our sole form of share-based awards. During the year ended December 31, 2006, we granted non-vested shares of Common Stock (“non-vested shares”) to key employees, but returned to granting stock options during the year ended December 31, 2007.  We returned to granting stock options to key employees, as we believe stock options more closely link long-term compensation with our long-term goals.   For non-employee directors, we continued to issue non-vested shares during the year ended December 31, 2008.

Stock options granted during the years ended December 31, 2008 and 2007 expire seven years from the grant date and vest ratably over a three-year period. The share-based compensation for these stock options will be recognized, net of estimated forfeitures, ratably over the requisite service period, or vesting period. Based on our historical experience, forfeitures have been estimated. We used the Black-Scholes option-pricing model to estimate the grant-date fair value of options granted during the years ended December 31, 2008 and 2007.

The fair value of non-vested shares’ issued to employees during 2006 and non-employee directors during 2008, 2007 and 2006 were estimated using opening market prices for the business day of the grant. The share-based compensation for the non-vested shares is recognized, net of estimated forfeitures, ratably over the requisite service period or vesting period. Forfeitures have been estimated based on our historical experience, but will be adjusted for future changes in forfeiture experience. We estimate the forfeitures of dividends paid on non-vested shares and record expense for the estimated forfeitures in accordance with SFAS 123R.

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

SFAS 123R also requires companies to calculate an initial “pool” of excess tax benefits available at the adoption date to absorb any unused deferred tax assets that may be recognized under SFAS 123R. The pool includes the net excess tax benefits that would have been recognized if we had adopted SFAS 123 for recognition purposes on its effective date. We have elected to calculate the pool of excess tax benefits under the alternative transition method described in Financial Accounting Standards Board (“FASB”) Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards , which also specifies the method we must use to calculate excess tax benefits reported on the statement of cash flows.

Impact of Recent Accounting Pronouncements

During September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 with earlier adoption encouraged. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009.   We adopted SFAS 157 on January 1, 2008 for all financial assets and liabilities, but the implementation did not have a significant impact on our financial position or results of operations.  We have not fully determined the impact the implementation of SFAS 157 will have on our non-financial assets and liabilities, which are not recognized or disclosed on a recurring basis.  However, we do not anticipate that the full adoption of SFAS 157 will significantly impact our consolidated financial statements.

    During February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115 (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. We adopted SFAS 159 on January 1, 2008, but did not elect the fair value measurement for any new assets or liabilities.

    In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement is effective for us beginning January 1, 2009.  The impact of SFAS 141R will depend on the nature of any business combinations subsequent to January 1, 2009.

    In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. This statement is effective for us beginning January 1, 2009.  The adoption of SFAS 160 will not have a significant impact on our financial position, results of operations and cash flows as we do not have any noncontrolling interests.

Liquidity and Capital Resources

    We have historically financed our working capital needs, including capital expenditures, with cash flows from operations and borrowings under our bank lines of credit. Net cash provided by operating activities totaled approximately $59.1 million for the year ended December 31, 2008 compared to approximately $62.4 million for the year ended December 31, 2007. The $3.3 million decrease in cash provided by operating activities for the year ended December 31, 2008 compared to the year ended December 31, 2007 is mainly attributable to increased estimated income tax payments and prepaid expenses, such as rent, offset by increased cash from operations after non-cash items. The increase in cash paid for income taxes was the result of increased earnings expectations during 2008 which were mainly driven by our 2008 and 2007 acquisitions.  Earnings shortfalls from expectations resulted in overpayment of income taxes and income tax receivable balances at December 31, 2008.  The increase in prepaid assets was the result of increased activity, such as prepaid insurance premiums, attributable to our 2008 and 2007 acquisitions.  Improvement in cash collected from accounts receivable was mostly offset by increases in cash payments to vendors for operating expenses.

    Net cash used in investing activities was approximately $56.2 million for the year ended December 31, 2008 compared with approximately $34.1 million used in investing activities during the year ended December 31, 2007. Investing activities during the year ended December 31, 2008 consisted primarily of the acquisition of certain assets and liabilities of Service Express and Pinch as well as capital expenditures, most of which were for our new terminal in Dallas/Fort Worth, Texas. The acquisitions were funded by borrowings from our line of credit.  The cash used in investing activities during 2007, for items such as the purchase of certain assets and liabilities of USAC and Black Hawk and purchases of property and equipment, were offset by cash received from the liquidation of our short term investments.

    Net cash provided by financing activities totaled approximately $14.3 million for the year ended December 31, 2008 compared with approximately $31.6 million used in financing activities for the year ended December 31, 2007. The change in cash provided by financing activities was primarily attributable to $55.1 million reduction in share repurchases from 2007 to 2008, net of a $10.0 reduction in net borrowings under our line of credit in 2008 compared to 2007. Current year net borrowings from our line of credit were used to partially fund the acquisitions of Service Express and Pinch.

    On October 10, 2007, we entered into a $100.0 million senior credit facility.  The facility has a term of five years and includes an accordion feature, which if approved by our lender, allows for an additional $50.0 million in borrowings on such terms and conditions as set forth in the credit agreement.  Interest rates for advances under the senior credit facility are at LIBOR plus 0.6% to 0.9% based upon covenants related to total indebtness to earnings.  The facility replaced our previous $20.0 million line of credit.  We entered into this new, larger credit facility in order to fund potential acquisitions, repurchases of our common stock, and for financing other general business purposes.  At December 31, 2008, we had $42.2 million of available borrowing capacity under the senior credit facility, not including the accordion feature, and had utilized $7.8 million of availability for outstanding letters of credit.

    On November 17, 2005, we announced that our Board of Directors approved a stock repurchase program for up to three million shares of common stock (the “2005 Repurchase Plan”). In addition, on July 31, 2007, our Board of Directors approved an additional stock repurchase program for up to two million shares of our common stock (the “2007 Repurchase Plan”).  No shares were repurchased during the year ended December 31, 2008.  For the year ended December 31, 2007, the Company repurchased 1,613,327 shares, for $49.0 million or $30.42 per share under the 2005 Repurchase Plan and repurchased an additional 211,173 shares of common stock under the 2007 Repurchase Plan for $6.1 million, or $28.68 per share.    As of December 31, 2008, no shares remained eligible for purchase under the 2005 Repurchase Plan and 1,788,827 shares remained eligible for repurchase under the 2007 Repurchase Plan.

    During the year ended December 31, 2007, we completed our purchase of new facilities near Chicago, Illinois and Atlanta, Georgia for $22.3 million and $14.9 million, respectively. Deposits of $3.3 million and $1.5 million paid during 2006 were applied to the purchase price of the Chicago and Atlanta facilities, respectively.  In addition, during February 2007, we paid approximately $3.0 million for land near Dallas/Fort Worth, Texas on which we are building a new regional hub, which we estimate will be completed in 2009.  At December 31, 2008 we have capitalized in construction in progress approximately $13.9 million for the construction of the Dallas/Forth Worth regional hub.  We anticipate completion of this new regional hub during the third quarter of 2009 and expect to incur an additional $14.0 in capital expenditures during 2009 to complete its construction.   We intend to fund the expenditures for the Dallas/Fort Worth regional hub through cash currently on our balance sheet, cash provided by operating activities, the sale of existing equipment and/or borrowings under our senior credit facility, if necessary.

    During the first, second, third and fourth quarters of 2008, 2007 and 2006, cash dividends of $0.07 per share were declared on common stock outstanding. We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by our Board of Directors.

    We believe that our available cash, investments, expected cash generated from future operations and borrowings under the available senior credit facility will be sufficient to satisfy our anticipated cash needs for at least the next twelve months.

Off-Balance Sheet Arrangements

At December 31, 2008, we had letters of credit outstanding from banks totaling $7.8 million required by our workers’ compensation and vehicle liability insurance providers.

Contractual Obligations and Commercial Commitments

Our contractual obligations and other commercial commitments as of December 31, 2008 (in thousands) are summarized below:

Contractual Obligations	Payment Due Period
					2014 and
	Total	2009	2010-2011	2012-2013	Thereafter
Capital lease obligations	$5,077	$1,629	$1,824	$1,020	$604
Other long-term debt	168	147	21	--	--
Operating leases	73,556	19,958	28,927	12,714	11,957
Senior credit facility	50,000	--	--	50,000	--
Total contractual cash obligations	$128,801	$21,734	$30,772	$63,734	$12,561

Not included in the above table are reserves for unrecognized tax benefits and for self insurance claims of $0.6 million and $7.1 million, respectively.

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

Our exposure to market risk relates principally to changes in interest rates and fuel prices. Our interest rate exposure relates principally to changes in interest rates for borrowings under our senior credit facility. The senior credit facility, which represents an aggregate principal amount of $50.0 million at December 31, 2008, bears interest at variable rates. Based on our outstanding borrowings at December 31, 2008, a hypothetical increase in our senior credit facility borrowing rate of 150 basis points, or an increase in the total effective interest rate from 1.0% to 2.5%, would increase our annual interest expense by approximately $0.8 million and would have decreased our annual cash flow from operations by approximately $0.8 million.

Our only other debt is equipment notes and capital lease obligations totaling $4.6 million.  These notes and lease obligations all bear interest at a fixed rate.  Accordingly, there is no exposure to market risk related to these notes and capital lease obligations.

    We are exposed to the effects of changes in the price and availability of diesel fuel, as more fully discussed in Item 1A, “Risk Factors.”

Our cash equivalents and short-term investments are also subject to market risk, primarily interest-rate and credit risk.

Item 8.	Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2008.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-K has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.  Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, management used the framework set forth by the Committee on Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment, we have concluded, as of December 31, 2008, that our internal control over financial reporting was effective based on those criteria.

On March 17, 2008 and September 8, 2008, we acquired certain assets and liabilities of Pinch and Service Express, which are included in the 2008 consolidated financial statements of Forward Air Corporation and constituted $11.2 million and $12.6 million of total revenues, respectively, for the year ended December 31, 2008.  We have excluded the internal controls over financial reporting of these acquired businesses from our assessment of and conclusion on the effectiveness of our internal control over financial reporting.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements for the year ended December 31, 2008, has issued an attestation report on the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Forward Air Corporation

We have audited Forward Air Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Forward Air Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Service Express, Inc. and Pinch Holdings, Inc, which are included in the 2008 consolidated financial statements of Forward Air Corporation and constituted $11.2 million and $12.6 million of total revenues, respectively, for the year ended December 31, 2008. Our audit of internal control over financial reporting of Forward Air Corporation also did not include an evaluation of the internal control over financial reporting of the certain assets and liabilities acquired by Forward Air Corporation through the Service Express, Inc. and Pinch Holding, Inc. acquisitions.

In our opinion, Forward Air Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Forward Air Corporation as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2008 and our report dated February 23, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Nashville, Tennessee
February 23, 2009

Item 9B.	Other Information

Not applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our directors is incorporated herein by reference to our proxy statement for the 2009 Annual Meeting of Shareholders (the “2009 Proxy Statement”). The 2009 Proxy Statement will be filed with the SEC not later than 120 days subsequent to December 31, 2008.

Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to our executive officers is set forth in Part I of this report.

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the 2009 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated herein by reference to the 2009 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the 2009 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the 2009 Proxy Statement.

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

Forward Air Corporation

Date: February 26, 2009	By:	/s/ Rodney L. Bell
Rodney L. Bell
Chief Financial Officer, Senior Vice President
and Treasurer (Principal Financial Officer)

Forward Air Corporation

By:	/s/ Michael P. McLean
Michael P. McLean
Chief Accounting Officer, Vice President
and Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bruce A. Campbell	Chairman, President and Chief Executive	February 26, 2009
Bruce A. Campbell	Officer (Principal Executive Officer)

/s/ Rodney L. Bell	Chief Financial Officer, Senior Vice President	February 26, 2009
Rodney L. Bell	and Treasurer ( Principal Financial Officer)

/s/ Michael P. McLean	Chief Accounting Officer, Vice President and	February 26, 2009
Michael P. McLean	Controller

/s/ G. Michael Lynch	Lead Director	February 26, 2009
G. Michael Lynch

/s/ C. Robert Campbell	Director	February 26, 2009
C. Robert Campbell

/s/ Richard W. Hanselman	Director	February 26, 2009
Richard W. Hanselman

/s/ C. John Langley, Jr.	Director	February 26, 2009
C. John Langley, Jr.

/s/ Tracy A. Leinbach	Director	February 26, 2009
Tracy A. Leinbach

/s/ Ray A. Mundy	Director	February 26, 2009
Ray A. Mundy

/s/ Gary L. Paxton	Director	February 26, 2009
Gary L. Paxton

Annual Report on Form 10-K

Item 8, Item 15(a)(1) and (2), (a)(3), (b) and (c)

List of Financial Statements and Financial Statement Schedule

Financial Statements and Supplementary Data

Certain Exhibits

Financial Statement Schedule

Year Ended December 31, 2008

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Forward Air Corporation

We have audited the accompanying consolidated balance sheets of Forward Air Corporation as of December 31, 2008 and 2007, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2008.  Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forward Air Corporation at December 31, 2008 and 2007, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2007 the Company changed its method of accounting for income tax contingencies.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Forward Air Corporation’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2009 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Nashville, Tennessee
February 23, 2009

Forward Air Corporation
Consolidated Balance Sheets
(Dollars in thousands)

	December 31,	December 31,
	2008	2007
Assets
Current assets:
Cash	$22,093	$4,909
Accounts receivable, less allowance of $2,531 in 2008 and $1,142 in 2007	57,206	59,734
Income taxes receivable	3,427	--
Inventories	669	558
Prepaid expenses and other current assets	6,089	4,463
Deferred income taxes	2,105	1,786
Total current assets	91,589	71,450

Property and equipment:
Land	16,928	16,928
Buildings	39,895	39,895
Equipment	107,983	95,690
Leasehold improvements	5,049	4,421
Construction in progress	16,522	1,420
Total property and equipment	186,377	158,354
Less accumulated depreciation and amortization	63,401	55,322
Net property and equipment	122,976	103,032
Goodwill and other acquired intangibles:
Goodwill	50,230	36,053
Other acquired intangibles, net of accumulated amortization of $8,103 in 2008 and $3,740 in 2007	40,708	29,991
Total net goodwill and other acquired intangibles	90,938	66,044
Other assets	2,024	1,358
Total assets	$307,527	$241,884

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Balance Sheets (continued)
(Dollars in thousands)

	December 31,	December 31,
	2008	2007
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$11,633	$11,714
Accrued payroll and related items	3,652	4,474
Insurance and claims accruals	4,620	3,345
Payables to owner-operators	2,563	2,916
Collections on behalf of customers	612	930
Other accrued expenses	1,480	1,395
Income taxes payable	--	1,214
Current portion of capital lease obligations	1,455	213
Current portion of long-term debt	147	617
Total current liabilities	26,162	26,818

Capital lease obligations, less current portion	3,014	1,351
Long-term debt, less current portion	50,021	30,135
Other long-term liabilities	3,055	4,476
Deferred income taxes	8,841	7,371
Commitments and contingencies (Note 8)

Shareholders’ equity:
Preferred stock, $0.01 par value
Authorized shares - 5,000,000
No shares issued	--	--
Common stock, $0.01 par value
Authorized shares – 50,000,000
Issued and outstanding shares – 28,893,850 in 2008 and 28,648,068 in 2007	289	286
Additional paid-in capital	10,249	--
Retained earnings	205,896	171,447
Total shareholders’ equity	216,434	171,733
Total liabilities and shareholders’ equity	$307,527	$241,884

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Statements of Income
(In thousands, except per share data)

	Year ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Operating revenue:
Forward Air
Airport-to-airport	$334,860	$313,162	$301,551
Logistics	59,290	42,626	31,321
Other	25,133	20,923	19,886
Forward Air Solutions
Pool distribution	55,153	16,026	--
Total operating revenue	474,436	392,737	352,758

Operating expenses:
Purchased transportation
Forward Air
Airport-to-airport	128,785	123,658	119,011
Logistics	44,560	32,727	22,767
Other	6,425	6,049	4,943
Forward Air Solutions
Pool distribution	9,315	2,003	--
Total purchased transportation	189,085	164,437	146,721
Salaries, wages and employee benefits	116,504	88,803	74,448
Operating leases	24,403	16,761	14,458
Depreciation and amortization	16,615	10,824	8,934
Insurance and claims	8,099	7,685	5,967
Fuel expense	11,465	2,421	1,010
Other operating expenses	37,980	30,758	25,824
Total operating expenses	404,151	321,689	277,362
Income from operations	70,285	71,048	75,396

Other income (expense):
Interest expense	(1,236)	(491)	(81)
Other, net	362	1,756	3,229
Total other income (expense)	(874)	1,265	3,148
Income before income taxes	69,411	72,313	78,544
Income taxes	26,869	27,388	29,621
Net income	$42,542	$44,925	$48,923

Net income per share:
Basic	$1.48	$1.52	$1.57
Diluted	$1.47	$1.50	$1.55
Weighted average shares outstanding:
Basic	28,808	29,609	31,091
Diluted	29,025	29,962	31,521

Dividends per share:	$0.28	$0.28	$0.28

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Statements of Shareholders' Equity
(In thousands, except per share data)

			Additional		Total
	Common Stock		Paid-in	Retained	Shareholders'
	Shares	Amount	Capital	Earnings	Equity

Balance at December 31, 2005	31,361	$314	$--	$178,502	$178,816
Net and comprehensive income for 2006	--	--	--	48,923	48,923
Exercise of stock options	305	3	4,359	--	4,362
Common stock issued under employee stock purchase plan	9	--	268	--	268
Share-based compensation	--	--	1,307	--	1,307
Dividends ($0.28 per share)	--	--	--	(8,694)	(8,694)
Common stock repurchased under stock repurchase plan	(1,303)	(13)	(7,901)	(33,808)	(41,722)
Income tax benefit from stock options exercised	--	--	1,967	--	1,967
Balance at December 31, 2006	30,372	304	--	184,923	185,227
Adoption of FIN 48	--	--	--	(977)	(977)
Net and comprehensive income for 2007	--	--	--	44,925	44,925
Exercise of stock options	57	--	1,017	--	1,017
Common stock issued under employee stock purchase plan	9	--	259	--	259
Share-based compensation	--	--	3,710	--	3,710
Dividends ($0.28 per share)	--	--	--	(8,305)	(8,305)
Vesting of previously non-vested shares	42	--	--	--	--
Cash settlement of share-based awards for minimum tax withholdings	(8)	--	(250)	--	(250)
Common stock repurchased under stock repurchase plan	(1,824)	(18)	(5,997)	(49,119)	(55,134)
Income tax benefit from stock options exercised	--	--	1,261	--	1,261
Balance at December 31, 2007	28,648	286	--	171,447	171,733
Net and comprehensive income for 2008	--	--	--	42,542	42,542
Exercise of stock options	191	2	3,083	--	3,085
Common stock issued under employee stock purchase plan	10	--	255	--	255
Share-based compensation	--	--	6,269	(2)	6,267
Dividends ($0.28 per share)	--	--	2	(8,091)	(8,089)
Vesting of previously non-vested shares	56	1	(1)	--	--
Cash settlement of share-based awards for minimum tax withholdings	(11)	--	(389)	--	(389)
Income tax benefit from stock options exercised	--	--	1,030	--	1,030
Balance at December 31, 2008	28,894	$289	$10,249	$205,896	$216,434

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Year ended
	December 31,	December 31,	December 31,
	2008	2007	2006
Operating activities:
Net income	$42,542	$44,925	$48,923
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	16,615	10,824	8,934
Share-based compensation	6,267	3,710	1,307
Loss (gain) on disposal of property and equipment	171	(172)	(42)
Provision for loss (recovery) on receivables	903	(33)	(223)
Provision for revenue adjustments	4,259	2,312	2,095
Deferred income taxes	1,151	596	(136)
Tax benefit for stock options exercised	(1,030)	(1,261)	(1,967)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(2,376)	(11,474)	(6,516)
Prepaid expenses and other current assets	(2,102)	291	407
Accounts payable and accrued expenses	(2,665)	6,606	(4,058)
Income taxes	(4,652)	6,069	3,743
Net cash provided by operating activities	59,083	62,393	52,467

Investing activities:
Proceeds from disposal of property and equipment	87	574	3,665
Purchases of property and equipment	(26,699)	(47,026)	(15,454)
Deposits in escrow for construction of new terminals	--	--	(4,793)
Proceeds from sales or maturities of available-for-sale securities	--	143,410	229,330
Purchases of available-for-sale securities	--	(82,282)	(211,980)
Acquisition of businesses	(29,566)	(48,627)	--
Other	(10)	(119)	26
Net cash (used in) provided by investing activities	(56,188)	(34,070)	794

Financing activities:
Payments of debt and capital lease obligations	(1,603)	(493)	(39)
Borrowings on line of credit	45,000	40,000	--
Payments on line of credit	(25,000)	(10,000)	(1,504)
Proceeds from exercise of stock options	3,085	1,017	4,362
Payments of cash dividends	(8,089)	(8,305)	(8,694)
Proceeds from common stock issued under employee stock purchase plan	255	259	268
Cash settlement of share-based awards for minimum tax withholdings	(389)	(250)	--
Repurchase of common stock	--	(55,134)	(41,722)
Tax benefit for stock options exercised	1,030	1,261	1,967
Net cash provided by (used in) financing activities	14,289	(31,645)	(45,362)
Net increase (decrease) in cash	17,184	(3,322)	7,899
Cash at beginning of year	4,909	8,231	332
Cash at end of year	$22,093	$4,909	$8,231

Non-cash activity:
Unpaid capital expenditures included in accounts payable	$1,640	$--	$--
Uncollected proceeds from disposal of equipment in accounts receivable	$--	$--	$49

The accompanying notes are an integral part of the consolidated financial statements

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2008
(In thousands, except share and per share data)

1.	Accounting Policies

Basis of Presentation and Principles of Consolidation

Forward Air Corporation's (“the Company”) services can be broadly classified into two principal segments:  Forward Air, Inc. (“Forward Air”) and Forward Air Solutions, Inc. (“FASI”).

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

FASI was formed in July 2007 in conjunction with the Company’s acquisition of certain assets and liabilities of USA Carriers, Inc. ("USAC").  FASI provides pool distribution services throughout the Mid-Atlantic, Southeast, Midwest and Southwest continental United States.  Pool distribution involves managing high-frequency handling and distribution of time-sensitive product to numerous destinations in specific geographic regions.  FASI’s primary customers for this product are regional and nationwide distributors and retailers, such as mall, strip mall and outlet based retail chains.

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

Allowance for Doubtful Accounts

    The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances in which management is aware of a specific customer’s inability to meet its financial obligations to the Company (for example, bankruptcy filings, accounts turned over for collection or litigation), the Company records a specific reserve for these bad debts against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes reserves for these bad debts based on the length of time the receivables are past due. Specifically, amounts that are 90 days or more past due are reserved at 50.0% for Forward Air and 25.0% for FASI. If circumstances change (i.e., the Company experiences higher than expected defaults or an unexpected material adverse change in a customer’s ability to meet its financial obligations to the Company), the estimates of the recoverability of amounts due to the Company could be changed by a material amount. Accounts are written off after all means of collection, including legal action, have been exhausted.

Allowance for Revenue Adjustments

The Company’s allowance for revenue adjustments consists of amounts reserved for billing rate changes that are not captured upon load initiation. These adjustments generally arise: (1) when the sales department contemporaneously grants small rate changes (“spot quotes”) to customers that differ from the standard rates in the system; (2) when freight requires dimensionalization or is reweighed resulting in a different required rate; (3) when billing errors occur; and (4) when data entry errors occur. When appropriate, permanent rate changes are initiated and reflected in the system. The Company monitors the manual revenue adjustments closely through the employment of various controls that are in place to ensure that revenue recognition is not compromised and that fraud does not occur. During 2008, average revenue adjustments per month were approximately $355, on average revenue per month of approximately $39,536 (approximately 1.0% of monthly revenue). In order to estimate the allowance for revenue adjustments related to ending accounts receivable, the Company prepares an analysis that considers average monthly revenue adjustments and the average lag for identifying and quantifying these revenue adjustments. Based on this analysis, the Company establishes an allowance for approximately 40-80 days (dependent upon experience in the last twelve months) of average revenue adjustments, adjusted for rebates and billing errors. The lag is periodically adjusted based on actual historical experience. Additionally, the average amount of revenue adjustments per month can vary in relation to the level of sales or based on other factors (such as personnel issues that could result in excessive manual errors or in excessive spot quotes being granted). Both of these significant assumptions are continually evaluated for validity.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008

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

Revenue Recognition

Operating revenue and related costs are recognized as of the date shipments are completed. No single customer accounted for more than 10.0% of our consolidated operating revenue in 2008, 2007 or 2006.  While not significant on a consolidated basis, two customers accounted for approximately 43.9% of FASI’s 2008 operating revenue.  Receivables from these two customers totaled approximately $1,926 at December 31, 2008.  No collateral is required to support these receivable balances.

The transportation rates the Company charges its customers consist of base transportation rates and fuel surcharge rates.  The revenues earned and related direct freight expenses incurred from the Company’s base transportation services are recognized on a gross basis in revenue and in purchased transportation.  Transportation revenue is recognized on a gross basis as the Company is the primary obligor.  The fuel surcharges billed to customers and paid to owner-operators and third party transportation providers are recorded on a net basis as the Company is not the primary obligor with regards to the fuel surcharges.

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
DECEMBER 31, 2008

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

Depreciation expense for each of the three years ended December 31, 2008, 2007 and 2006 was $12,252, $9,103, and $7,659, respectively.

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

Goodwill and Other Intangible Assets

Goodwill is recorded at cost based on the excess of purchase price over the fair value of net assets acquired. Under the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), goodwill and intangible assets with indefinite lives are not amortized but are subject to annual impairment tests in accordance with the statement. Other intangible assets are amortized over their useful lives. The Company completed the required annual impairment test of goodwill during each of the second quarters of 2008, 2007 and 2006, and determined that goodwill had not been impaired. In addition, at December 31, 2008, the Company considered whether any impairment indicators existed and no impairment charges were incurred.

Acquisitions are accounted for using the purchase method in accordance with SFAS No. 141, Business Combinations ("SFAS 141").  The definite-lived intangible assets of the Company resulting from acquisition activity and the related amortization are described in Note 2 ,  Acquisition of Businesses.

Software Development

Costs related to software developed or acquired for internal use are expensed or capitalized based on the applicable stage of software development and any capitalized costs are amortized in accordance with the American Institute of Certified Public Accountants Statement Of Position No. 98-1 , Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. The Company uses a five-year straight line amortization for the capitalized amounts of software development costs.

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

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008

1.	Accounting Policies (Continued)

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

Comprehensive Income

Comprehensive income includes any changes in the equity of the Company from transactions and other events and circumstances from non-operational sources. Unrealized gains and losses on available-for-sale securities are included in other comprehensive income for all years presented.  Comprehensive income for the years ended December 31, 2008, 2007 and 2006 approximated net income.

Share-Based Payments

Prior to January 1, 2006, as permitted by SFAS No. 123, Accounting for Stock Based Compensation (“SFAS 123”), as amended by SFAS No. 148,  Accounting for Stock-Based Compensation-Transition and Disclosure,  the Company accounted for share-based payments to employees using Accounting Principles Board (“APB”) Opinion No. 25,  Accounting for Stock Issued to Employees . As such, the Company generally recognized no compensation cost for employee stock options as options granted had exercise prices equal to the fair market value of our common stock on the date of grant. The Company also recorded no compensation expense in connection with our employee stock purchase plan.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment (“SFAS 123R”), and elected the modified prospective transition method. Under the modified prospective transition method, awards that are granted, modified, repurchased or canceled after the date of adoption should be measured and accounted for in accordance with SFAS 123R. Share-based awards that are granted prior to the effective date should continue to be valued in accordance with SFAS 123 and stock option expense for unvested options must be recognized in the statement of income. On December 31, 2005, the Company’s Board of Directors accelerated the vesting of all outstanding and unvested stock options awarded to employees, officers and non-employee directors under the Company’s stock option award plans. The primary purpose of the accelerated vesting of these options was to eliminate future compensation expense that the Company would otherwise have recognized in its statement of income with respect to these unvested options upon the adoption of SFAS 123R. As a result of the acceleration of the vesting of the Company’s outstanding and unvested options in 2005, the Company recognized $1,300 of stock based compensation in 2005, but there was no additional compensation expense recognized during the years ended December 31, 2008, 2007 and 2006 related to options granted prior to January 1, 2006.

    The Company’s general practice has been to make a single annual grant to key employees and to generally make other grants only in connection with new employment or promotions.  In addition, the Company makes annual grants to non-employee directors in conjunction with their annual election to our Board of Directors or at the time of their appointment to the Board of Directors.  Prior to the implementation of SFAS 123R, the Company utilized stock options as its sole form of share-based awards. During the year ended December 31, 2006, the Company granted non-vested shares of Common Stock (“non-vested shares”) to key employees, but returned to granting stock options during the year ended December 31, 2007.  The Company returned to granting stock options to key employees as the Company believes stock options more closely link long-term compensation with the Company’s long-term goals.   For non-employee directors, we continued to grant non-vested shares during the years ended December 31, 2008 and 2007.

    The share-based compensation for these stock options and non-vested shares is recognized, net of estimated forfeitures, ratably over the requisite service period, or vesting period. Based on the Company’s historical experience, forfeitures have been estimated. The Company uses the Black-Scholes option-pricing model to estimate the grant-date fair value of options granted.  The fair values of non-vested shares issued to employees in 2006 and non-employee directors in 2008, 2007 and 2006 were estimated using opening market prices for the business day of the grant.  The following table contains the weighted-average assumptions used to estimate the fair value of options granted.  These assumptions are highly subjective and changes in these assumptions can materially affect the fair value estimate.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008

1.	Accounting Policies (Continued)

	December 31,	December 31,	December 31,
	2008	2007	2006
Expected dividend yield	0.8%	0.8%	--%
Expected stock price volatility	35.2%	37.0%	--%
Weighted average risk-free interest rate	2.8%	4.5%	--%
Expected life of options (years)	4.5	4.5	--

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

Recently Issued Accounting Pronouncements

During September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which is effective for fiscal years beginning after November 15, 2007 with earlier adoption encouraged. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2, Effective Date of FASB Statement No. 157 which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009.  The Company adopted SFAS 157 on January 1, 2008 for all financial assets and liabilities, but the implementation did not have a significant impact on the Company’s financial position or results of operations.  The Company has not fully determined the impact the implementation of SFAS 157 will have on its non-financial assets and liabilities, which are not recognized or disclosed on a recurring basis.  However, the Company does not anticipate that the full adoption of SFAS 157 will significantly impact our consolidated financial statements.

During February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FASB Statement No. 115  (“SFAS 159”), which permits entities to choose to measure many financial instruments and certain other items at fair value. The objective of SFAS 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Company adopted SFAS 159 on January 1, 2008, but did not elect the fair value measurement for any new assets or liabilities.

    In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”).  SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets  acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired.  SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination.  This statement is effective beginning January 1, 2009.  The impact of SFAS 141R will depend on the nature of the Company’s business combinations subsequent to January 1, 2009.

    In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated.  SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  This statement is effective beginning January 1, 2009.  The adoption of SFAS 160 is not expected to have a significant impact on the Company’s financial position, results of operations and cash flows as the Company does not currently have any noncontrolling interests.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008

1.	Accounting Policies (Continued)

Reclassifications

    Certain reclassifications have been made to prior-year financial statements to conform to the 2008 presentation. These reclassifications had no effect on net income as previously reported.

2.	Acquisition of Businesses

    On September 8, 2008, the Company acquired certain assets and liabilities of Service Express, Inc. (Service Express).  Service Express was a privately-held provider of pool distribution services primarily in the Mid-Atlantic and Southeastern continental United States.  Service Express generated approximately $39,000 (unaudited) in revenue during the year ended December 31, 2007.  The acquisition of Service Express’ pool distribution services expands the geographic footprint of the FASI segment in the Mid-Atlantic and Southeastern United States.   The purchased assets and liabilities and the results of operations of Service Express have been included in the consolidated financial statements since September 8, 2008.

    The aggregate purchase price of $10,647 was paid with the Company’s available cash and borrowings from the Company’s senior credit facility (see note 4).  Under the purchase agreement, $1,050 of the purchase price was paid into an escrow account to protect the Company against potential unknown liabilities.  The amount paid into escrow will be released to the sellers one year after the acquisition date if not utilized by the Company for unknown liabilities.

    The purchase price allocation is preliminary as the Company is still finalizing the valuation of certain acquired property and equipment. The preliminary purchase price allocation is as follows:

Service Express
Current assets	$258
Property and equipment	2,874
Customer relationships	6,000
Goodwill	5,149
Total assets acquired	14,281

Current liabilities	281
Capital lease obligations	3,353
Total liabilities assumed	3,634
Net assets acquired	$10,647

    The acquired customer relationships from the Service Express acquisition are being amortized on a straight-line basis over a weighted average life of 15 years.  The Company began amortizing the assets as of the acquisition date and recorded $133 during the year ended December 31, 2008.

    On March 17, 2008, the Company acquired certain assets and liabilities of Pinch Holdings, Inc. and its related company AFTCO Enterprises, Inc. and certain of their respective wholly owned subsidiaries (Pinch).  Pinch was a privately-held provider of pool distribution, airport-to-airport, truckload, custom, and cartage services primarily in the Southwestern continental United States.  Pinch generated approximately $35,000 (unaudited) in revenue during the year ended December 31, 2007.  The acquisition of Pinch’s pool distribution services expands the geographic footprint of the FASI segment in the Southwestern United States.  In addition to providing additional tonnage density to the Forward Air airport-to-airport network, the acquisition of Pinch’s cartage and truckload business provides an opportunity for Forward Air to expand its service options in the Southwestern United States.  The purchased assets and liabilities and the results of operations of Pinch have been included in the consolidated financial statements since March 17, 2008.

    The aggregate purchase price of $18,682 was paid with the Company’s available cash and borrowings from the Company’s senior credit facility (see note 4).  Under the purchase agreement, $1,825 of the purchase price was paid into an escrow account to protect the Company against potential unknown liabilities.  The amount paid into escrow will be released to the sellers one year after the acquisition date if not utilized by the Company for unknown liabilities.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008

2.	Acquisition of Businesses (Continued)

The purchase price allocation is preliminary as the Company is still finalizing the valuation of certain acquired liabilities. The preliminary purchase price allocation is as follows:

	Forward Air	FASI	Total
Current assets	$72	$--	$72
Property and equipment	960	148	1,108
Non-compete agreements	80	--	80
Customer relationships	4,700	4,300	9,000
Goodwill	5,573	3,437	9,010
Total assets acquired	11,385	7,885	19,270

Debt and capital leases	480	108	588
Total liabilities assumed	480	108	588
Net assets acquired	$10,905	$7,777	$18,682

    The acquired customer relationships and non-compete agreements from the Pinch acquisition are being amortized on a straight-line basis over a weighted average life of 12 and 5 years, respectively.  The Company began amortizing the assets as of the acquisition date and recorded $655 during the year ended December 31, 2008.  The assumed debt included notes payable on purchased equipment of $350 and capital lease obligations of $238.  The notes payable of $350 were settled on the date of purchase and there are no related amounts outstanding on December 31, 2008.

    On July 30, 2007, the Company acquired certain assets and liabilities of USAC. The purchased assets and liabilities and the results of operations of USAC have been included in the consolidated financial statements, in our FASI segment, since July 30, 2007.  USAC was a well-established transportation service provider with 11 facilities that specialized in pool distribution services throughout the Southeast, Midwest and Southwest continental United States. USAC generated approximately $32,000 (unaudited) in revenue during the year ended December 31, 2006.  In conjunction with the Company’s strategy to expand into new services complimentary to the airport-to-airport business, the acquisition provides the opportunity for the Company to introduce new services to new and existing customers and to drive efficiencies in existing businesses.  The aggregate purchase price was $12,950, paid with the Company’s available cash.  During 2008, $237 was paid to the previous owners of USAC for final settlement of the purchased working capital.

    On December 3, 2007, the Company acquired certain assets and liabilities of Black Hawk Freight Services, Inc. ("Black Hawk").  The purchased assets and liabilities and the results of operations of Black Hawk have been included in the consolidated financial statements, in our Forward Air segment, since December 3, 2007.  Black Hawk was a privately-held provider of airport-to-airport, truckload, custom, and cartage services that generated approximately $30,000 (unaudited) in revenue during the year ended December 31, 2006.  The acquisition of Black Hawk operations is complimentary to those of the Forward Air segment and will increase the geographic footprint of the segment in the Midwestern United States.  The aggregate purchase price was $35,251, paid with the Company’s available cash and borrowings from the Company’s senior credit facility.

    Also during 2007, the Company acquired certain assets of two other operations for $681 in cash.  The assets purchased were truckload and cargo handling customer relationships.  These acquisitions were completed to expand existing logistics and other services currently provided.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008

2.	Acquisition of Businesses (Continued)

    The purchase price allocations of the respective 2007 acquisitions discussed above are as follows:

	USAC	Black Hawk	Other	Total
Current assets	$2,262	$17	$--	$2,279
Property and equipment	3,425	3,928	--	7,353
Non-compete agreements	200	1,500	--	1,700
Customer relationships	4,800	13,800	681	19,281
Goodwill	3,718	16,765	--	20,483
Other noncurrent assets	215	--	--	215
Total assets acquired	14,620	36,010	681	51,311

Current liabilities	456	--	--	456
Debt and capital leases	1,214	759	--	1,973
Total liabilities assumed	1,670	759	--	2,429
Net assets acquired	$12,950	$35,251	$681	$48,882

    The Company’s total acquired customer relationships and non-compete agreements of $47,031 and $1,780, respectively, have weighted-average useful lives of 11.3 and 5.6 years, respectively.  Amortization expense on acquired customer relationships and non-compete agreements for each of the three years ended December 31, 2008, 2007 and 2006 was $4,363, $1,721, and $1,275, respectively.

The estimated amortization expense for the next five years on definite-lived intangible assets as of December 31, 2008 is as follows:

	2009	2010	2011	2012	2013
Customer relationships	$4,482	$4,296	$4,255	$4,254	$4,255
Non-compete agreements	336	336	336	311	24
Total	$4,818	$4,632	$4,591	$4,565	$4,279

The changes in the carrying value of goodwill by segment for the year ended December 31, 2008 are as follows:

	Forward Air	FASI	Total
Beginning balance, December 31, 2006	$15,588	$--	$15,588
USAC acquisition	--	3,709	3,709
Black Hawk acquisition	16,756	--	16,756
Ending balance, December 31, 2007	32,344	3,709	36,053
Pinch acquisition	5,573	3,437	9,010
Service Express acquisition	--	5,149	5,149
Adjustment to Black Hawk and USAC acquisitions	9	9	18
Ending balance, December 31, 2008	$37,926	$12,304	$50,230

The goodwill for the above acquisitions is deductible for tax purposes.

3.	Property

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

    In addition, in February 2007, the Company acquired land near Dallas/Fort Worth, Texas for $3,045 on which the Company is building a new regional hub facility.  At December 31, 2008, the Company has capitalized in construction in progress $13,925 for the construction of the Dallas/Forth Worth regional hub.  The Company anticipates completion of this facility during the third quarter of 2009.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008

4.	Debt and Capital Lease Obligations

Credit Facilities

On October 10, 2007, the Company entered into a $100,000 senior credit facility. This facility has a term of five years and includes an accordion feature, which if approved by the Company’s lender, allows for an additional $50,000 in borrowings on such terms and conditions as set forth in the Credit Agreement. The senior credit facility matures on October 10, 2012. The facility replaced the Company's previous $20,000 line of credit. The Company entered into this larger credit facility in order to fund potential acquisitions, the repurchase of its common stock, and for financing other general business purposes.  Interest rates for advances under the facility are at LIBOR plus 0.6% to 0.9% based upon covenants related to total indebtedness to earnings (1.0% at December 31, 2008). The agreement contains certain covenants and restrictions, none of which are expected to significantly affect our operations or ability to pay dividends.  No assets are pledged as collateral against the senior credit facility.  As of December 31, 2008, the Company had $50,000 outstanding under the senior credit facility. At December 31, 2008, the Company had $42,155 of available borrowing capacity outstanding under the senior credit facility, not including the accordion feature, and had utilized $7,845 of availability for outstanding letters of credit.  See discussion of the fair value of the Company’s debt and capital lease obligations in Note 10.

Other Long-Term Debt

In conjunction with the July 2007 acquisition of certain assets and liabilities of USAC, the Company assumed $1,188 in equipment notes. Interest on the equipment notes is fixed at various rates between 5.9% and 8.5%.

Annual maturities of long-term debt including the senior credit facility, at December 31, 2008, are as follows:

2009	$147
2010	21
2011	--
2012	50,000
2013	--
Total	$50,168

Capital Leases

In September 2000, the Company entered into an agreement with the Rickenbacker Port Authority (“Rickenbacker”) to lease a building located near the Company’s Columbus, Ohio hub facility. At the inception of the lease, the Company made a $2,004 loan to Rickenbacker. The lease agreement has a ten-year initial term, with two five-year renewal options.  At December 31, 2008, the present value of the future minimum lease payments was $796. Because the lease met the criteria for classification as a capital lease, the leased building was recorded in property and equipment at $3,015 (which represented the present value of the total minimum lease payments, including the $2,004 initial payment), as it is less than the fair value at the inception date. The building is being depreciated over the initial lease term.

In 2008 and 2007 in conjunction with the acquisitions discussed in Note 2, the Company assumed several equipment leases that met the criteria for classification as a capital lease.  The leased equipment is being amortized over the shorter of the lease term or their useful life.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008

4.	Debt and Capital Lease Obligations (continued)

Property and equipment include the following amounts for assets under capital leases:

	December 31,	December 31,
	2008	2007
Buildings	$3,015	$3,015
Equipment	2,975	621
Accumulated amortization	(2,061)	(1,260)
	$3,929	$2,376

Amortization of assets under capital leases is included in depreciation and amortization expense.

Future minimum payments, by year and in the aggregate, under non-cancelable capital leases with initial or remaining terms of one year or more consist of the following at December 31, 2008:

2009	$1,629
2010	1,041
2011	783
2012	663
2013	357
Thereafter	604
Total	5,077
Less amounts representing interest	608
Present value of net minimum lease payments (including current portion of $1,455)	$4,469

Interest Payments

Interest payments during 2008, 2007 and 2006 were $1,628, $433 and $81, respectively.  During the year ended December 31, 2008, $301 of interest payments were capitalized.

5.	Shareholders’ Equity, Stock Options and Net Income per Share

Preferred Stock

The Company has a shareholder rights plan, that expires May 18, 2009, that allows the Board of Directors to issue, at its discretion, up to 5,000,000 shares of preferred stock, par value $0.01. The terms and conditions of the preferred shares are to be determined by the Board of Directors. No shares have been issued to date.  The shareholder rights plan also establishes notice requirements for nominations for election to the Board of Directors and for proposing matters that can be acted upon by shareholders at a meeting.

Cash Dividends

Prior to February 15, 2005, the Company had never declared a cash dividend. During each quarter of 2008, 2007 and 2006, the Company’s Board of Directors declared a cash dividend of $0.07 per share of common stock. On February 9, 2009, the Company’s Board of Directors declared a $0.07 per share dividend that will be paid in the first quarter of 2009. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

Repurchase of Common Stock

On November 17, 2005, the Company announced that its Board of Directors approved a stock repurchase program for up to three million shares of common stock (the “2005 Repurchase Plan”). During the year ended December 31, 2007, the Company repurchased the remaining available shares of common stock under the 2005 Repurchase plan, or 1,613,327 shares, for $49,079, or $30.42 per share.  For the year ended December 31, 2006, the Company repurchased 1,302,695 shares of common stock under the 2005 Repurchase Plan for $41,722, or $32.03 per share.  As of December 31, 2008, no shares remained eligible for purchase under the 2005 Repurchase Plan.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008

5.	Shareholders’ Equity, Stock Options and Net Income per Share (continued)

On July 31, 2007 our Board of Directors approved an additional stock repurchase program for up to two million shares of the Company’s common stock (the “2007 Repurchase Plan”).  During the year ended December 31, 2007, the Company repurchased 211,173 shares of common stock under the 2007 Repurchase Plan for $6,055, or $28.68 per share.  No shares were repurchased during the year ended December 31, 2008. As of December 31, 2008, 1,788,827 shares of common stock remain that may be repurchased under the 2007 Repurchase Plan.

Share-Based Compensation

The Company had previously reserved 4,500,000 common shares under the 1999 Stock Option and Incentive Plan (“the 1999 Plan”). Options issued under the 1999 Plan have seven to ten-year terms and originally vested over a one to five year period. On December 31, 2005, the Company's Board of Directors accelerated the vesting of all of the Company's outstanding and unvested stock options awarded to employees, officers and non-employee directors under the Company's stock option award plans.

In May 2008, with the approval of shareholders, the Company amended and restated the 1999 Stock Option and Incentive Plan (“1999 Amended Plan”) to reserve an additional 3,000,000 common shares, increasing the total number of reserved common shares under the 1999 Amended Plan to 7,500,000.

Employee Activity - Options

The following table summarizes the Company’s employee stock option activity and related information for the years ended December 31, 2008, 2007 and 2006:

	2008		2007		2006
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
	(000)	Price	(000)	Price	(000)	Price

Outstanding at beginning of year	2,246	$26	1,475	$23	1,957	$23
Granted/converted	387	30	847	31	--	--
Exercised	(153)	15	(64)	20	(476)	23
Forfeited	(34)	32	(12)	29	(6)	34
Outstanding at end of year	2,446	$28	2,246	$26	1,475	$23
Exercisable at end of year	1,528	$26	1,409	$23	1,475	$23
Options/shares available for grant	3,004		357		1,192
Average aggregate intrinsic value for options outstanding	$7,840
Average aggregate intrinsic value for exercisable options	$7,770
Weighted-average fair value of options granted during the year	$9.17		$10.98		$--

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008

5.	Shareholders’ Equity, Stock Options and Net Income per Share (continued)

The following table summarizes information about stock options outstanding as of December 31, 2008:

		Weighted	Weighted		Weighted
Range of	Number	Average	Average	Number	Average
Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Price	(000)	Contractual Life	Price	(000)	Price
$13.25-18.82	333	4.3	$15.64	333	$15.64
20.05-29.44	1,284	5.7	28.10	928	27.58
30.35-36.84	829	5.4	31.39	267	31.36
$13.25-36.84	2,446	5.4	$27.50	1,528	$25.60

    Share-based compensation expense for options granted in 2008 and 2007 was recognized in salaries, wages and employee benefits.  Share-based compensation expense for options granted was $4,036 and $1,823 during 2008 and 2007, respectively.  The total tax benefit related to the share-based expense for these options was $1,032 and $390 for 2008 and 2007, respectively. Total compensation cost, net of estimated forfeitures, related to the options not yet recognized in earnings was $6,148 at December 31, 2008. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Employee Activity – Non-vested shares

    During the year ended December 31, 2006, the Company granted 129,350 non-vested shares to key employees with a weighted-average fair value of $36.09.  Share-based compensation expense of $1,403, $1,286 and $1,175 for non-vested shares granted to employees during 2006 was recognized in salaries, wages and employee benefits during the years ended December 31, 2008, 2007 and 2006, respectively. The total tax benefit related to this share-based expense was $550, $487 and $443 for the years ended December 31, 2008, 2007 and 2006, respectively.

    During the year ended December 31, 2008, 38,078 previously non-vested shares with a total grant date fair value of $1,374 vested to employees.  During the year ended December 31, 2007, 38,540 previously non-vested shares with a total grant date fair value of $1,391 vested to employees.  During the years ended December 31, 2008, 2007 and 2006 1,350, 0 and 13,750, respectively, of non-vested shares were forfeited by employees.  At December 31, 2008 there were 37,632 non-vested shares granted to employees that had yet to vest.  Total compensation cost, net of estimated forfeitures, related to the non-vested shares not yet recognized in earnings was $203 at December 31, 2008. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Employee Activity – ESPP

Under the ESPP, the Company is authorized to issue up to a remaining 459,324 shares of common stock to employees of the Company. For the years ended December 31, 2008, 2007 and 2006, participants under the plan purchased 10,377, 9,378 and 9,237 shares, respectively, at an average price of $24.57, $27.66 and $28.54 per share, respectively. The weighted-average fair value of each purchase right under the ESPP granted for the years ended December 31, 2008, 2007 and 2006, which is equal to the discount from the market value of the common stock at the end of each six month purchase period, was $5.00, $5.09 and $4.90 per share, respectively. Share-based compensation expense of $51, $48 and $45 was recognized in salaries, wages and employee benefits, during the years ended December 31, 2008, 2007 and 2006, respectively.

Non-employee Directors – Non-vested shares

On May 23, 2006, the Company’s shareholders approved the Company’s 2006 Non-Employee Director Stock Plan (the “2006 Plan”).  The Company’s shareholders then approved the Company’s Amended and Restated Non-Employee Director Stock Plan (the “Amended Plan”) on May 22, 2007.  The Amended Plan is designed to better enable the Company to attract and retain well-qualified persons for service as directors of the Company.  Under the Amended Plan, on the first business day after each Annual Meeting of Shareholders, each non-employee director will automatically be granted an award (the “Annual Grant”), in such form and size as the Board determines from year to year.  Unless otherwise determined by the Board, Annual Grants will become vested and nonforfeitable one year after the date of grant so long as the non-employee director’s service with the Company does not earlier terminate.  Each director may elect to defer receipt of the shares under a non-vested share award until the director terminates service on the Board of Directors.  If a director elects to defer receipt, the Company will issue deferred stock units to the director, which do not represent actual ownership in shares and the director will not have voting rights or other incidents of ownership until the shares are issued.  However, the Company will credit the director with dividend equivalent payments in the form of additional deferred stock units for each cash dividend payment made by the Company.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008

5.	Shareholders’ Equity, Stock Options and Net Income per Share (continued)

During 2008, under the Amended Plan, 18,448 non-vested shares were issued to the Company’s non-employee directors with a weighted-average fair value of $34.69.     During 2007, under the Amended Plan, 14,268 non-vested shares and 4,756 deferred stock units were issued to the Company’s non-employee directors with a weighted-average fair value of $33.64.  The share-based compensation for these awards are recognized, net of estimated forfeitures, ratably over the requisite service period, or vesting period, of one year.

Under the 2006 Plan, during 2006, 11,250 non-vested shares and 2,250 deferred stock units were issued to the Company’s non-employee directors with a weighted-average fair value of $36.27.  In April 2007, 375 non-vested shares with fair values of $30.88 per share were issued to a new non-employee director.  The share-based compensation for these awards are recognized, net of estimated forfeitures, ratably over the requisite service period, or vesting period, of three years.

During the year ended December 31, 2008, 18,143 of previously non-vested shares and 5,506 of deferred stock units with a total grant date fair value of $807 vested to non-employee directors.  During 2008, a non-employee director resigned from our Board of Directors and forfeited approximately 3,056 non-vested shares.  At December 31, 2008 20,142 non-vested shares granted to non-employee directors had yet to vest.

During the years ended December 31, 2008, 2007 and 2006, share-based compensation expense for non-vested shares granted to non-employee directors under the above plans was $777, $552 and $82, respectively, and was recognized in salaries, wages and employee benefits. The total tax benefits related to this share-based expense was $305, $209 and $31 for the years ended December 31, 2008, 2007 and 2006, respectively.  Total compensation cost, net of estimated forfeitures, related to these non-vested shares granted to non-employee directors not yet recognized in earnings was $262 at December 31, 2008. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Non-employee Directors - Options

    In addition to the above activity, each May from 1995 to 2005 options were granted to the non-employee directors of the Company.  The options have terms of ten years and are fully exercisable.  The following tables summarize the Company’s non-employee stock option activity and related information for the three years ended December 31, 2008:

	2008		2007		2006
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
	(000)	Price	(000)	Price	(000)	Price
Outstanding at beginning of year	112	$22	112	$22	114	$22
Granted/converted	--	--	--	--	--	--
Exercised	(38)	22	--	--	(2)	20
Forfeited	--	--	--	--	--	--
Outstanding and exercisable at end of year	74	$22	112	$22	112	$22
Average aggregate intrinsic value for options outstanding and exercisable	$1,876

    At December 31, 2008, weighted average remaining contractual term for these options was 4.1 years.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008

5.	Shareholders’ Equity, Stock Options and Net Income per Share (continued)

Net Income per Share

The following table sets forth the computation of net income per basic and diluted share:

	2008	2007	2006
Numerator:
Numerator for basic and diluted net income per share	$42,542	$44,925	$48,923

Denominator:
Denominator for basic net income per share - weighted-average shares (in thousands)	28,808	29,609	31,091
Effect of dilutive stock options and non-vested shares (in thousands)	217	353	430
Denominator for diluted net income per share - adjusted weighted-average shares (in thousands)	29,025	29,962	31,521
Basic net income per share	$1.48	$1.52	$1.57
Diluted net income per share	$1.47	$1.50	$1.55

The number of options and non-vested shares that could potentially dilute income per basic share in the future, but that were not included in the computation of income per diluted share because to do so would have been anti-dilutive for the periods presented, were approximately 1,153,000, 120,000 and 105,000 in 2008, 2007 and 2006, respectively.

6.	Income Taxes

The provision for income taxes consists of the following:

	2008	2007	2006
Current:
Federal	$22,242	$23,179	$25,663
State	3,476	3,613	4,094
	25,718	26,792	29,757
Deferred:
Federal	1,061	525	(57)
State	90	71	(79)
	1,151	596	(136)
	$26,869	$27,388	$29,621

The tax benefits associated with the exercise of stock options during the years ended December 31, 2008, 2007 and 2006 were $1,030, $1,261 and $1,967, respectively, and are reflected as an increase in additional paid-in capital in the accompanying consolidated statements of shareholders’ equity.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008

6.	Income Taxes (continued)

The historical income tax expense differs from the amounts computed by applying the federal statutory rate of 35.0% to income before income taxes as follows:

	2008	2007	2006
Tax expense at the statutory rate	$24,294	$25,310	$27,490
State income taxes, net of federal benefit	2,318	2,574	2,839
Qualified stock options	503	294	--
Meals and entertainment	194	289	233
Tax-exempt interest income	(6)	(406)	(1,005)
Federal income tax credits	(328)	(498)	--
Other	(106)	(175)	64
	$26,869	$27,388	$29,621

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,	December 31,
	2008	2007
Deferred tax assets:
Accrued expenses	$3,049	$2,509
Allowance for doubtful accounts	979	440
Non-compete agreements	1,090	488
Share-based compensation	2,467	1,426
Accruals for income tax contingencies	113	478
Net operating loss carryforwards	276	408
Total deferred tax assets	7,974	5,749
Valuation allowance	(276)	(408)
Total deferred tax assets, net of valuation allowance	7,698	5,341

Deferred tax liabilities:
Tax over book depreciation	8,951	7,412
Prepaid expenses deductible when paid	1,922	1,163
Goodwill	3,561	2,351
Total deferred tax liabilities	14,434	10,926
Net deferred tax liabilities	$(6,736)	$(5,585)

    The balance sheet classification of deferred income taxes is as follows:

	December 31,	December 31,
	2008	2007
Current assets	$2,105	$1,786
Noncurrent liabilities	(8,841)	(7,371)
	$(6,736)	$(5,585)

    Total income tax payments, net of refunds, during fiscal years 2008, 2007 and 2006 were $30,293, $20,995 and $26,019, respectively.

At December 31, 2008 and 2007, the Company had state net operating loss carryforwards of $16,018 that will expire between 2013 and 2024. The use of these state net operating losses is limited to the future taxable income of separate legal entities. As a result, the valuation allowance has been provided for certain state loss carryforwards. The valuation allowance decreased $132 during 2008 but was unchanged during 2007. Based on expectations of future taxable income, management believes that it is more likely than not that the results of operations will not generate sufficient taxable income to realize such net operating loss benefits.

 FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008

6.	Income Taxes (continued)

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

    During the year ended December 31, 2008, the Company reached a settlement with a state taxing authority regarding the taxability of two Company subsidiaries in the related state for tax years 1996 through 2007.  As a result of this settlement, the Company has agreed to pay the state $306, including interest and penalties.  Also, the Company further agreed that if the state was successful in certain litigation efforts the Company would pay an additional $213, including interest and penalties.  Based on the settlement, the Company has reclassified $306 to income taxes payable, maintained a contingent tax liability for $213, and reversed the excess accrual.  The Company had previously reserved $1,393 for this contingency, and as a result of the settlement, was able to reduce current state income tax expense by $611, interest expense by $104 and penalties by $159.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

Liability for
Unrecognized Tax
Benefits
Balance at January 1, 2007	$1,020
Additions for tax positions of current year	157
Reductions for tax positions taken in prior year	(60)
Balance at December 31, 2007	1,117
Additions for tax positions of current year	126
Reductions for settlement with state taxing authorities	(815)
Balance at December 31, 2008	$428

    Included in the liability for unrecognized tax benefits at December 31, 2008 and December 31, 2007 are tax positions of $428 and $1,117 respectively, which represents tax positions where the realization of the ultimate benefit is uncertain and the disallowance of which would affect the Company’s annual effective income tax rate.

Included in the liability for unrecognized tax benefits at December 31, 2008 and December 31, 2007, are accrued penalties of $57 and $220, respectively.  The liability for unrecognized tax benefits at December 31, 2008 and December 31, 2007 also included accrued interest of $68 and $240, respectively.

7.	Operating Leases

The Company leases certain facilities under noncancellable operating leases that expire in various years through 2019. Certain leases may be renewed for periods varying from one to ten years.  In 2008 and 2007, in conjunction with the acquisitions discussed in Note 2, the Company assumed several operating leases for tractors, straight trucks and trailers with original lease terms between three and six years.  These leases expire in various years through 2014 and may not be renewed beyond the original term.

Sublease rental income, was $615, $452 and $622 in 2008, 2007 and 2006.  The Company expects to receive aggregate future minimum rental payments under noncancellable subleases of approximately $102.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008

7.	Operating Leases (continued)

Future minimum rental payments under noncancellable operating leases with initial or remaining terms in excess of one year consisted of the following at December 31, 2008:

2009	$19,958
2010	16,758
2011	12,169
2012	7,625
2013	5,089
Thereafter	11,957
Total	$73,556

8.	Commitments and Contingencies

From time to time, the Company is party to ordinary, routine litigation incidental to and arising in the normal course of business.  The Company does not believe that any of these pending actions, individually or in the aggregate, will have a material adverse effect on its business, financial condition or results of operations.

The primary claims in the Company’s business relate to workers’ compensation, property damage, vehicle liability and medical benefits. Most of the Company’s insurance coverage provides for self-insurance levels with primary and excess coverage which management believes is sufficient to adequately protect the Company from catastrophic claims. In the opinion of management, adequate provision has been made for all incurred claims up to the self-insured limits, including provision for estimated claims incurred but not reported.

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

The Company has a retirement savings plan (the “401(k) Plan”). The 401(k) Plan is a defined contribution plan whereby employees who have completed 90 days of service, a minimum of 1,000 hours of service and are age 21 or older are eligible to participate. The 401(k) Plan allows eligible employees to make contributions of 2.0% to 80.0% of their annual compensation. Employer contributions were made at 25.0% during 2008, 2007 and 2006 of the employee’s contribution up to a maximum of 6.0% for all periods presented of total annual compensation except where government limitations prohibit.

Employer contributions vest 20.0% after two years of service and continue vesting 20.0% per year until fully vested. The Company’s matching contributions expensed in 2008, 2007 and 2006 were approximately $615, $405 and $365, respectively.

10.	Financial Instruments

Off Balance Sheet Risk

At December 31, 2008, the Company had letters of credit outstanding totaling $7,845 as required by its workers’ compensation and vehicle liability insurance providers.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company does not generally require collateral from its customers. Concentrations of credit risk with respect to trade accounts receivable on a consolidated basis are limited due to the large number of entities comprising the Company’s customer base and their dispersion across many different industries.  However, while not significant to the Company on a consolidated basis, two customers account for approximately 43.9% of FASI’s 2008 operating revenue.  Receivables from these two customers totaled approximately $1,926 at December 31, 2008.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008

10.	Financial Instruments (continued)

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Accounts receivable and accounts payable: The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair value based on their short-term nature.

The Company’s senior credit facility bears interest at LIBOR plus 0.6% to 0.9% based upon covenants related to total indebtedness to earnings.  However, due to current economic conditions, the Company believes its borrowing rate to be favorable to current market rates.  Using borrowing rates currently available in the market, the Company estimated the fair value of its senior credit facility, notes payable and capital lease obligations as follows:

	December 31, 2008
	Carrying	Fair
	Value	Value
Senior credit facility	$50,000	$46,995
Notes payable	168	174
Capital lease obligations	4,469	4,669

    At December 31, 2007, the fair value of the Company’s senior credit facility, notes payable and capital lease obligations did not differ materially from the carrying amounts.

11.	Segment Reporting

    The Company operates in two reportable segments, based on differences in services provided.  Forward Air provides time-definite transportation and logistics services to the deferred air freight market.  FASI provides pool distribution services primarily to regional and national distributors and retailers.

    The accounting policies of the segments are the same as those described in Note 1. Segment data includes intersegment revenues.  Assets and costs of the corporate headquarters are allocated to the segments based on usage.  The Company evaluates the performance of its segments based on net income.  The Company’s business is conducted principally in the U.S. and Canada.

    The following tables summarize segment information about net income and assets used by the chief operating decision maker of the Company in making decisions regarding allocation of assets and resources as of and for the years ended December 31, 2008 and 2007.   No segment information has been presented for the year ended December 31, 2006 as FASI did not exist until July 30, 2007 and all 2006 activity would have been solely related to Forward Air.

Year ended December 31, 2008	Forward Air	FASI	Eliminations	Consolidated
External revenues	$419,283	$55,153	$--	$474,436
Intersegment revenues	1,929	127	(2,056)	--
Depreciation and amortization	14,414	2,201	--	16,615
Share-based compensation expense	6,130	137	--	6,267
Interest expense	1,157	79	--	1,236
Interest income	344	10	--	354
Income tax expense	26,996	(127)	--	26,869
Net income	42,910	(368)	--	42,542
Total assets	298,585	46,901	(37,959)	307,527
Capital expenditures	23,337	3,362	--	26,699

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008

11.	Segment Reporting (continued)

Year ended December 31, 2007	Forward Air	FASI	Eliminations	Consolidated
External revenues	$376,711	$16,026	$--	$392,737
Intersegment revenues	108	--	(108)	--
Depreciation and amortization	10,372	452	--	10,824
Share-based compensation expense	3,698	12	--	3,710
Interest expense	452	39	--	491
Interest income	1,745	5	--	1,750
Income tax expense	26,498	890	--	27,388
Net income	43,531	1,394	--	44,925
Total assets	236,978	17,910	(13,004)	241,884
Capital expenditures	42,986	4,040	--	47,026

12.	Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2008 and 2007:

	2008
	March 31	June 30	September 30	December 31
Operating revenue	$107,938	$121,563	$121,484	$123,451
Income from operations	16,650	20,262	19,328	14,045
Net income	10,008	12,102	12,097	8,335

Net income per share:
Basic	$0.35	$0.42	$0.42	$0.29
Diluted	$0.35	$0.42	$0.42	$0.29

	2007
	March 31	June 30	September 30	December 31
Operating revenue	$87,353	$93,147	$97,746	$114,491
Income from operations	15,839	18,313	16,904	19,992
Net income	10,293	11,475	10,753	12,404

Net income per share:
Basic	$0.34	$0.38	$0.36	$0.43
Diluted	$0.34	$0.38	$0.36	$0.43

During the fourth quarter of 2008, salaries, wages, and employee benefits were reduced by $1,482 as the Company reduced accruals for annual senior management incentives as annual earnings goals were not met.  Comparatively, the Company increased salaries, wages, and employee benefits by $1,105 during the fourth quarter of 2007 for annual incentives to senior management.

Forward Air Corporation
Schedule II — Valuation and Qualifying Accounts

Col. A		Col. B	Col. C		Col. D		Col. E
		Balance at	Charged to	Charged to	Deductions		Balance at
		Beginning	Costs and	Other Accounts	-Describe		End of
		of Period	Expenses (1)	Describe (2)			Period

Year ended December 31, 2008
Allowance for doubtful accounts		$805	$903	$--	$33	(2)	$1,675
Allowance for revenue adjustments	(1)	337	4,259	--	3,740	(3)	856
		1,142	5,162	--	3,773		2,531
Year ended December 31, 2007
Allowance for doubtful accounts		$624	$(33)	--	$(214)	(2)	$805
Allowance for revenue adjustments	(1)	236	2,312	--	2,211	(3)	337
		860	2,279	--	1,997		1,142
Year ended December 31, 2006
Allowance for doubtful accounts		$637	$(223)	--	$(210)	(2)	$624
Allowance for revenue adjustments	(1)	285	2,095	--	2,144	(3)	236
		922	1,872	--	1,934		860

(1) Represents an allowance for adjustments to accounts receivable due to disputed rates, accessorial charges and other aspects of previously billed shipments.
(2) Uncollectible accounts written off, net of recoveries
(3) Adjustments to billed accounts receivable

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

10.1	*
Forward Air Corporation 2005 Employee Stock Purchase Plan (incorporated herein by reference to the registrant's Proxy Statement filed with the Securities and Exchange Commission on April 20, 2005 (File No. 0-22490))

10.2	*
Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 filed with the Securities and Exchange Commission on August 14, 1995 (File No. 0-22490))

10.3
Lease Agreement, dated as of June 1, 2006, between the Greeneville-Greene County Airport Authority and the registrant (incorporated herein by reference to Exhibit 10.3 to the registrant's Annaul Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission on February 27, 2007 (File No. 0-22490))

10.4
Air Carrier Certificate, effective August 28, 2003 (incorporated herein by reference to Exhibit 10.5 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission on March 11, 2004 (File No. 0-22490))

10.5	*
Non-Employee Director Stock Option Plan (incorporated herein by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 filed with the Securities and Exchange Commission on August 14, 1995 (File No. 0-22490))

10.6	*
Amendment to the Non-Employee Director Stock Plan (incorporated herein by reference to Exhibit 10.7 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission on March 11, 2004 (File No. 0-22490))

10.7
Five-year senior, unsecured revolving credit facility (incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2007 (File No. 0-22490))

10.8	*
Employment Agreement dated October 30, 2007, between Forward Air Corporation and Bruce A. Campbell, including Attachment B, Restrictive Covenants Agreement entered into contemporaneously with and as part of the Employment Agreement (incorporated herein by reference to Exhibit 99.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 31, 2007 (File No. 0-22490))

10.9	*	Amendment dated December 30, 2008 to Employee Agreement dated October 30, 2007, between Forward Air Corporation and Bruce A. Campbell
10.10	*	Second Amendment dated February 24, 2009 to Employee Agreement dated October 30, 2007, between Forward Air Corporation and Bruce A. Campbell
10.11	*
Form of Incentive Stock Option Agreement under the registrant's Amended and Restated Stock Option and Incentive Plan, as amended and 1999 Stock Option and Incentive Plan, as amended, for grants prior to February 12, 2006 (incorporated herein by reference to Exhibit 10.12 to the registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on March 22, 2006 (File No. 0-22490))

10.12	*
Form of Non-Qualified Stock Option Agreement under the registrant's Non-Employee Director Stock Option Plan, as amended, for grants prior to February 12, 2006 (incorporated herein by reference to Exhibit 10.13 to the registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on March 22, 2006 (File No. 0-22490))

10.13	*
1999 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1999 filed with the Securities and Exchange Commission on May 17, 1999 (File No. 0-22490))

10.14	*
Amendment to the 1999 Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.14 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission on March 11, 2004 (File No. 0-22490))

10.15	*
Non-Qualified Stock Option Agreement dated August 21, 2000 between the registrant and Ray A. Mundy (incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2000 filed with the Securities and Exchange Commission on November 6, 2000 (File No. 0-22490))

10.16
Forward Air Corporation Section 125 Plan (incorporated herein by reference to Exhibit 10.18 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission on March 15, 2002 (File No. 0-22490))

10.17	*
Forward Air Corporation Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Appendix A of the registrant's Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 2, 2008 (File No. 0-22490))

10.18	*	Forward Air Corporation Amended and Restated Stock Option and Incentive Plan, as further amended and restated on December 17, 2008
10.19	*	Form of Incentive Stock Option Agreement under the registrant's Amended and Restated Stock Option and Incentive Plan
10.20	*
Form of Option Restriction Agreement between the registrant and each executive officer regarding certain restrictions on transferability of accelerated stock options granted under the registrant's 1999 Stock Option and Incentive Plan, as amended (incorporated herein by reference to Exhibit 10.18 to the registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on March 22, 2006 (File No. 0-22490))

10.21	*
Form of Restricted Stock Agreement for an award of restricted stock under the registrant's 1999 Stock Option and Incentive Plan, as amended, granted on or after February 12, 2006 (incorporated herein by reference to Exhibit 10.19 to the registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on March 22, 2006 (File No. 0-22490))

10.22	*
2006 Non-Employee Director Stock Plan (incorporated herein by reference to Appendix A of the registrant's Proxy Statement filed with the Securities and Exchange Commission on April 24, 2006 (File No. 0-22490))

10.23	*
Form of Non-Employee Director Restricted Stock Agreement for an award of restricted stock under the registrant's 2006 Non-Employee Director Stock Plan (incorporated herein by reference to Exhibit 99.2 to the registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 19, 2006 (File No. 0-22490))

10.24	*
Amended and Restated Non-Employee Director Stock Plan (incorporated herein by reference to Appendix B of the registrant's Proxy Statement filed with the Securities and Exchange Commission on April 19, 2007 (File No. 0-22490))

10.25	*	Amended and Restated Non-Employee Director Stock Plan, as further amended and restated on December 17, 2008
10.26	*
Schedule of Non-Employee Director Compensation effective May 23, 2007 (incorporated herein by reference to the registrant's Proxy Statement filed with the Securities and Exchange Commission on April 3, 2008 (File No. 0-22490))

10.27
Agreement of Purchase and Sale, dated as of July 10, 2006, among AMB Property II, L.P., Headlands Realty Corporation and Forward Air, Inc. (incorporated herein by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 filed with the Securities and Exchange Commission on August 4, 2006 (File No. 0-22490))

10.28
Agreement of Purchase and Sale, dated as of September 14, 2006, by and between Headlands Realty Corporation and Forward Air, Inc. (incorporated herein by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 filed with the Securities and Exchange Commission on November 3, 2006 (File No. 0-22490))

10.29
Asset Purchase Agreement dated November 26, 2007 by and among Forward Air Corporation, Black Hawk Freight Services, Inc. and the stockholders of Black Hawk Freight Services, Inc. (incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 30, 2007 (File No. 0-22490))

14.1
Code of Ethics (incorporated herein by reference to Exhibit 14.1 to the registrant's Annual Report of Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission on March 11, 2004 (File No. 0-22490))

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