Form 10-Q
period 2009-03-31
FORWARD AIR CORP
filed 2009-05-01
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2009
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

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐  No ☐

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of April 29, 2009 was 28,938,870.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited).

Forward Air Corporation
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2009	2008 (a)
Assets
Current assets:
Cash	$31,241	$22,093
Accounts receivable, less allowance of $2,495 in 2009 and $2,531 in 2008	48,441	57,206
Other current assets	12,627	12,290
Total current assets	92,309	91,589

Property and equipment	190,384	186,377
Less accumulated depreciation and amortization	66,453	63,401
Total property and equipment, net	123,931	122,976
Goodwill and other acquired intangibles:
Goodwill	43,332	50,230
Other acquired intangibles, net of accumulated amortization of $8,838 in 2009 and $8,103 in 2008	39,292	40,708
Total goodwill and other acquired intangibles	82,624	90,938
Other assets	2,124	2,024
Total assets	$300,988	$307,527

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$7,841	$11,633
Accrued expenses	16,124	12,927
Current portion of debt and capital lease obligations	1,433	1,602
Total current liabilities	25,398	26,162

Long-term debt and capital lease obligations, less current portion	52,868	53,035
Other long-term liabilities	2,918	3,055
Deferred income taxes	6,947	8,841

Shareholders’ equity:
Preferred stock	--	--
Common stock, $0.01 par value:
Authorized shares – 50,000,000
Issued and outstanding shares – 28,916,313 in 2009 and 28,893,850 in 2008	289	289
Additional paid-in capital	11,802	10,249
Retained earnings	200,766	205,896
Total shareholders’ equity	212,857	216,434
Total liabilities and shareholders’ equity	$300,988	$307,527

(a) Taken from audited financial statements, which are not presented in their entirety.

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,	March 31,
	2009	2008
Operating revenue:
Forward Air
Airport-to-airport	$63,055	$82,059
Logistics	13,044	12,253
Other	5,867	5,789
Forward Air Solutions
Pool distribution	14,650	7,837
Total operating revenue	96,616	107,938

Operating expenses:
Purchased transportation
Forward Air
Airport-to-airport	26,153	31,540
Logistics	10,279	9,180
Other	1,064	1,633
Forward Air Solutions
Pool distribution	2,632	1,172
Total purchased transportation	40,128	43,525
Salaries, wages and employee benefits	29,056	26,447
Operating leases	6,989	4,851
Depreciation and amortization	4,858	3,698
Insurance and claims	2,716	2,260
Fuel expense	1,682	2,124
Other operating expenses	9,056	8,383
Impairment of goodwill and other intangible assets	7,157	--
Total operating expenses	101,642	91,288
(Loss) income from operations	(5,026)	16,650

Other income (expense):
Interest expense	(141)	(301)
Other, net	(22)	154
Total other expense	(163)	(147)
(Loss) income before income taxes	(5,189)	16,503
Income tax (benefit) expense	(2,085)	6,495
Net (loss) income	$(3,104)	$10,008

Net (loss) income per share:
Basic	$(0.11)	$0.35
Diluted	$(0.11)	$0.35
Weighted average shares outstanding:
Basic	28,906	28,694
Diluted	28,906	28,982

Dividends per share:	$0.07	$0.07

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended
	March 31,	March 31,
	2009	2008
Operating activities:
Net (loss) income	$(3,104)	$10,008
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	4,858	3,698
Impairment of goodwill and other intangible assets	7,157	-
Share-based compensation	1,780	1,535
Loss on sale or disposal of property and equipment	9	16
Provision for (recovery) loss on receivables	(35)	95
Provision for revenue adjustments	794	996
Deferred income taxes	(1,960)	514
Tax benefit for stock options exercised	--	(725)
Changes in operating assets and liabilities,
Accounts receivable	8,006	(5,437)
Prepaid expenses and other current assets	705	459
Accounts payable and accrued expenses	(1,751)	(317)
Net cash provided by operating activities	16,459	10,842

Investing activities:
Proceeds from disposal of property and equipment	127	4
Purchases of property and equipment	(4,737)	(2,645)
Acquisition of businesses	--	(18,526)
Other	(112)	(49)
Net cash used in investing activities	(4,722)	(21,216)

Financing activities:
Payments of debt and capital lease obligations	(336)	(606)
Borrowings on line of credit	--	20,000
Payments on line of credit	--	(10,000)
Proceeds from exercise of stock options	--	956
Payments of cash dividends	(2,025)	(2,013)
Cash settlement of share-based awards for minimum tax withholdings	(228)	(362)
Tax benefit for stock options exercised	--	725
Net cash (used in) provided by financing activities	(2,589)	8,700
Net increase (decrease) in cash	9,148	(1,674)
Cash at beginning of period	22,093	4,909
Cash at end of period	$31,241	$3,235

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements
 (In thousands, except share and per share data)
(Unaudited)
March 31, 2009

1.	Basis of Presentation

Forward Air Corporation's (the Company) services can be broadly classified into two principal reporting segments:  Forward Air, Inc. (Forward Air) and Forward Air Solutions, Inc. (FASI).

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company’s operating results are subject to seasonal trends when measured on a quarterly basis, therefore operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and notes thereto included in the Forward Air Corporation Annual Report on Form 10-K for the year ended December 31, 2008.

The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date, but does not include all of the financial information and notes required by United States generally accepted accounting principles for complete financial statements.

The accompanying consolidated financial statements of the Company include Forward Air Corporation and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

2.	Recent Accounting Pronouncements

During September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, Fair Value Measurements (“SFAS 157”), which was effective for fiscal years beginning after November 15, 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2,  Effective Date of FASB Statement No. 157 , which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009.   The Company adopted SFAS 157 on January 1, 2008 for all financial assets and liabilities and on January 1, 2009 for nonfinancial assets.  The adoption of SFAS 157 did not have a significant impact on the Company's financial position or results of operations other than considerations used in the fair value calculations of the Company’s goodwill impairment tests.  See further discussion of goodwill impairment testing in Note 5.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

2.	Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement was effective January 1, 2009.  The impact of SFAS 141R will depend on the nature of the Company’s business combinations subsequent to January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51  (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  The adoption of SFAS 160 did not have a significant impact on the Company’s financial position, results of operations and cash flows as the Company does not currently have any noncontrolling interests in other entities.

3.	Comprehensive (Loss) Income

Comprehensive loss or income includes any changes in the equity of the Company from transactions and other events and circumstances from non-owner sources. Comprehensive (loss) income for the three months ended March 31, 2009 and 2008 was $(3,104) and $10,008, respectively.  In each case, the comprehensive results approximated net (loss) income.

4.	Acquisition of Businesses

On September 8, 2008, the Company acquired certain assets and liabilities of Service Express, Inc. (“Service Express”).  Service Express was a privately-held provider of pool distribution services primarily in the Mid-Atlantic and Southeastern continental United States.  Service Express generated approximately $39,000 in revenue during the year ended December 31, 2007.  The acquisition of Service Express’ pool distribution services expanded the geographic footprint of the FASI segment in the Mid-Atlantic and Southeastern United States.   The purchased assets and liabilities and the results of operations of Service Express have been included in the consolidated financial statements since September 8, 2008.

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

 The Service Express purchase price allocation was as follows:

Current assets	$258
Equipment	2,819
Customer relationships	6,000
Goodwill	5,204
Total assets acquired	14,281

Current liabilities	281
Capital lease obligations	3,353
Total liabilities assumed	3,634
Net assets acquired	$10,647

The acquired customer relationships from the Service Express acquisition are being amortized on a straight-line basis over a weighted average life of 15 years.  The Company began amortizing the assets as of the acquisition date and recorded $100 of amortization during the three months ended March 31, 2009.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

4.	Acquisition of Businesses (continued)

On March 17, 2008, the Company acquired certain assets and liabilities of Pinch Holdings, Inc. and its related company AFTCO Enterprises, Inc. and certain of their respective wholly owned subsidiaries (“Pinch”).  Pinch was a privately-held provider of pool distribution, airport-to-airport, truckload, customs, and cartage services primarily in the Southwestern continental United States.  Pinch generated approximately $35,000 in revenue during the year ended December 31, 2007.  The acquisition of Pinch’s pool distribution services expanded the geographic footprint of the FASI segment in the Southwestern United States.  In addition to providing additional tonnage density to the Forward Air airport-to-airport network, the acquisition of Pinch’s cartage and truckload business provides an opportunity for Forward Air to expand its service options in the Southwestern United States.  The purchased assets and liabilities and the results of operations of Pinch have been included in the consolidated financial statements since March 17, 2008.

The aggregate purchase price of $18,682 was paid with the Company’s available cash and borrowings from the Company’s senior credit facility (see note 7).  Under the purchase agreement, $1,825 of the purchase price was paid into an escrow account to protect the Company against potential unknown liabilities.  On the anniversary date of the Pinch acquisition, the Company made a claim against the escrow.  At this time the Company cannot estimate the amount which may ultimately be recovered.  Under the purchase agreement if an agreement cannot be reached the claim against the escrow will be mediated.

The Pinch purchase price allocation was as follows:

	Forward Air	FASI	Total
Current assets	$72	$--	$72
Property and equipment	960	148	1,108
Non-compete agreements	80	--	80
Customer relationships	4,700	4,300	9,000
Goodwill	5,573	3,437	9,010
Total assets acquired	11,385	7,885	19,270

Debt and capital leases	480	108	588
Total liabilities assumed	480	108	588
Net assets acquired	$10,905	$7,777	$18,682

The acquired customer relationships and non-compete agreements from the Pinch acquisition are being amortized on a straight-line basis over a weighted average life of 12 and 5 years, respectively.  The Company began amortizing the assets as of the acquisition date and recorded $218 of amortization during the three months ended March 31, 2009.

5.	Goodwill and Long-Lived Assets

In accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company conducts an annual (or more frequently if circumstances indicate possible impairment) impairment test of goodwill for each reportable segment at June 30 of each year.  The first step of the goodwill impairment test is the estimation of the reportable segment’s fair value.  If step one indicates that impairment potentially exists, the second step is performed to measure the amount of the impairment, if any.  Goodwill impairment exists when the calculated implied fair value of goodwill is less than its carrying value.  Changes in strategy or market conditions could significantly impact these fair value estimates and require adjustments to recorded asset balances.  The annual impairment tests were conducted in 2008 and did not result in any impairment charges.

During the three months ended March 31, 2009, the Company determined there were indicators of potential impairment of the goodwill assigned to the FASI segment.  This determination was based on the continuing economic recession, declines in current market valuations and FASI operating losses in excess of expectations.  As a result, the Company performed an interim impairment test in accordance with SFAS 142 as of March 31, 2009.  The Company calculated the fair value of the FASI segment, using a combination of discounted projected cash flows and current market valuations for comparable companies.  Based on the results of the interim impairment test, the Company concluded that an impairment loss was probable and could be reasonably estimated.  Consequently, the Company recorded an estimated non-cash goodwill impairment charge of $6,953 related to the FASI segment during the three months ended March 31, 2009.  The Company's fair value calculations for goodwill are classified within level 3 of the fair value hierarchy as defined in SFAS 157.  The Company is still in the process of finalizing certain valuations related to the goodwill impairment analysis.  Adjustments, if any, to the Company’s estimates as a result of completing our valuation analysis will be recorded during the three months end June 30, 2009.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

5.	Goodwill and Long-Lived Assets (continued)

The changes in the carrying amount of goodwill during the three months ended March 31, 2009, were as follows:

	Forward Air	FASI	Total
Beginning balance, December 31, 2008	$37,926	$12,304	$50,230
Adjustment to Service Express, Inc. acquisition	--	55	55
Impairment loss	--	(6,953)	(6,953)
Ending balance, March 31, 2009	$37,926	$5,406	$43,332

Additionally, in accordance with SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets (“SFAS 144”), the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is recognized on assets classified as held and used when the sum of undiscounted estimated cash flows expected to result from the use of the asset is less than the carrying value. If such measurement indicates a possible impairment, the estimated fair value of the asset is compared to its net book value to measure the impairment charge, if any.  No impairment in accordance with SFAS 144 was required during the three months ended March 31, 2009 other than an impairment charge of $204 in the Forward Air segment to write off the net book value of certain truckload and cargo handling customer relationships purchased during 2007.  These impairment charges were recorded as the related customer relationships and services were discontinued during the first quarter of 2009.

6.	Share-Based Payments

The Company accounts for its share-based payments using SFAS No. 123(R), Share-Based Payment (“SFAS 123R”).  All share-based compensation expense is recognized in salaries, wages and employee benefits.

Employee Activity

On May 12, 2008, the Company’s shareholders approved the Company’s Amended and Restated Stock Option and Incentive Plan (the “Restated Plan”) which amended the Company’s 1999 Stock Option and Incentive Plan (the “1999 Plan”).  Among other changes, the Restated Plan increased the remaining shares available for grant by 3,000,000 shares.

The Company’s general practice has been to make a single annual grant to key employees and to generally make other grants only in connection with new employment or promotions.  During 2006, the Company issued non-vested shares of common stock (“non-vested shares”) to key employees as the form of share-based awards. However, beginning in 2007, the Company elected to issue stock options to key employees, as the Company believes stock options more closely link long-term compensation with the Company’s long-term goals. Stock option grants to employees typically expire seven years from the grant date and vest ratably over a three-year period. The share-based compensation for these stock options will be recognized, net of estimated forfeitures, ratably over the requisite service period, or vesting period. The Company has estimated forfeitures based upon historical experience.

The Company used the Black-Scholes option-pricing model to estimate the grant-date fair value of options granted.  The weighted-average fair value of options granted during the three months ended March 31, 2009 and 2008 was $7.96 and $9.15.  The fair values were estimated using the following weighted-average assumptions:

	Three months ended
	March 31,	March 31,
	2009	2008
Expected dividend yield	0.9%	0.8%
Expected stock price volatility	42.3%	35.2%
Weighted average risk-free interest rate	2.0%	2.7%
Expected life of options (years)	4.5	4.5

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

6.	Share-Based Payments (continued)

During the three months ended March 31, 2009 and 2008, share-based compensation expense for options granted to employees was $1,388 and $926, respectively.   The total tax benefit related to the share-based expense for these options for the three months ended March 31, 2009 and 2008, was $376 and $242, respectively.  Total compensation cost, net of estimated forfeitures, related to the options not yet recognized in earnings was $10,039 at March 31, 2009. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The following tables summarize the Company’s employee stock option activity and related information for the three months ended March 31, 2009:

	Three months ended March 31, 2009
				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Options	Exercise	Value	Contractual
	(000)	Price	(000)	Term
Outstanding at December 31, 2008	2,446	$28
Granted	675	23
Exercised	--	--
Forfeited	(1)	16
Outstanding at March 31, 2009	3,120	$27	$--	7.3
Exercisable at March 31, 2009	1,825	$26	$--	6.0

Share-based compensation expense was $220 and $408 during the three months ended March 31, 2009 and 2008, respectively, for non-vested shares granted to employees during 2006. The total tax benefit related to this share-based expense was $88 and $161 for the three months ended March 31, 2009 and 2008, respectively.  Total compensation cost, net of estimated forfeitures, related to the non-vested shares not yet recognized in earnings was $33 at March 31, 2009. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Non-employee Director Activity

Share-based compensation expense during the three months ended March 31, 2009 and 2008 was $172 and $202, respectively, for non-vested shares granted to non-employee directors.  The total tax benefit related to this share-based expense was $69 and $79 for the three months ended March 31, 2009 and 2008, respectively.  Total compensation cost, net of estimated forfeitures, related to the non-vested shares granted to non-employee directors not yet recognized in earnings was $90 at March 31, 2009.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

In addition to the above activity, each May from 1995 to 2005 options were granted to the non-employee directors of the Company.  The options have terms of ten years and are fully exercisable.  At March 31, 2009, 74,375 options were outstanding and will expire between July 2010 and May 2015.  At March 31, 2009, the weighted average exercise and remaining contractual term were $22 and 3.85 years, respectively.

7.	Senior Credit Facility

On October 10, 2007, the Company entered into a $100,000 senior credit facility. This facility has a term of five years and includes an accordion feature, which allows for an additional $50,000 in borrowings on such terms and conditions as set forth in the senior credit facility agreement. The senior credit facility matures on October 10, 2012.  The Company entered into this larger credit facility in order to fund potential acquisitions, the repurchase of its common stock, and for financing other general business purposes.  Interest rates for advances under the facility are at LIBOR plus 0.6% to 0.9% based upon covenants related to total indebtedness to earnings (1.1% at March 31, 2009). The agreement contains certain covenants and restrictions, none of which are expected to significantly affect our operations or ability to pay dividends.  No assets are pledged as collateral against the senior credit facility.  As of March 31, 2009, the Company had $50,000 outstanding under the senior credit facility. At March 31, 2009, the Company had utilized $9,730 of availability for outstanding letters of credit and had $40,270 of available borrowing capacity outstanding under the senior credit facility.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

8.	Net (Loss) Income Per Share

The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three months ended
	March 31,	March 31,
	2009	2008
Numerator:
Numerator for basic and diluted (loss) income per share - net (loss) income	$(3,104)	$10,008

Denominator:
Denominator for basic (loss) income per share - weighted-average shares	28,906	28,694
Effect of dilutive stock options and non-vested shares	--	288
Denominator for diluted (loss) income per share - adjusted weighted-average shares	28,906	28,982
Basic (loss) income per share	$(0.11)	$0.35
Diluted (loss) income per share	$(0.11)	$0.35

The number of options and non-vested shares that could potentially dilute net earnings per share in the future, but that were not included in the computation of (loss) income per diluted share because to do so would have been anti-dilutive for the periods presented, were approximately 2,750,000 and 638,000 at March 31, 2009 and 2008, respectively.

9.	Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states and Canada. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2003.

There were no significant changes to the accruals for unrecognized tax benefits and related interest and penalties during the first quarter of 2009.

For the three months ended March 31, 2009 and 2008, the effective income tax rates varied from the statutory federal income tax rate of 35.0%, primarily as a result of the effect of state income taxes, net of the federal benefit and permanent differences between book and tax net income.

10.	Shareholders' Equity

During the first quarters of 2009 and 2008, the Company’s Board of Directors declared a cash dividend of $0.07 per share of common stock.  The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

11.	Commitments and Contingencies

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies disclosed in Note 1 to the Consolidated Financial Statements included in our 2008 Annual Report on Form 10-K. Segment data includes intersegment revenues.  Assets and costs of the corporate headquarters are allocated to the segments based on usage.  The Company evaluates the performance of its segments based on net income.  The Company’s business is conducted principally in the U.S. and Canada.

The following table summarizes segment information about net income and assets used by the chief operating decision maker of the Company in making decisions regarding allocation of assets and resources as of and for the three months ended March 31, 2009 and 2008.

	Three months ended March 31, 2009
	Forward Air	FASI	Eliminations	Consolidated
External revenues	$81,966	$14,650	$--	$96,616
Intersegment revenues	192	108	(300)	--
Depreciation and amortization	3,946	912	--	4,858
Stock-based compensation expense	1,715	65	--	1,780
Impairment of goodwill and other intangible assets	204	6,953	--	7,157
Interest expense	112	29	--	141
Interest income	19	2	--	21
Income tax expense (benefit)	1,355	(3,440)	--	(2,085)
Net income (loss)	2,289	(5,393)	--	(3,104)
Total assets	300,260	37,073	(36,345)	300,988
Capital expenditures	4,223	514	--	4,737

	Three months ended March 31, 2008
	Forward Air	FASI	Eliminations	Consolidated
External revenues	$100,101	$7,837	$--	$107,938
Intersegment revenues	232	--	(232)	--
Depreciation and amortization	3,395	303	--	3,698
Stock-based compensation expense	1,509	26	--	1,535
Interest expense	288	13	--	301
Interest income	146	3	--	149
Income tax expense (benefit)	6,692	(197)	--	6,495
Net income (loss)	10,346	(338)	--	10,008
Total assets	260,212	17,418	(13,085)	264,545
Capital expenditures	2,460	185	--	2,645

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

On March 17, 2008, we acquired certain assets and liabilities of Pinch Holdings, Inc. and its related company AFTCO Enterprises, Inc. and certain of their respective wholly owned subsidiaries (“Pinch”).  Pinch was a privately-held provider of pool distribution, airport-to-airport, truckload, customs, and cartage services primarily to the Southwestern continental United States.  Pinch generated approximately $35.0 million in revenue during the year ended December 31, 2007.  The acquisition of Pinch’s pool distribution services expanded the geographic footprint of the FASI segment in the Southwestern United States.  In addition, it provided additional tonnage density to the Forward Air airport-to-airport network, and the acquisition of Pinch’s cartage and truckload business provided an opportunity for Forward Air to expand its service options in the Southwestern United States.

Results from Operations

During the three months ended March 31, 2009, compared to the same period in 2008, we experienced a decrease in our consolidated revenues and results from operations.  The first quarter 2009 results were driven by the decrease in airport-to-airport revenue during the first quarter of 2009 versus the same period in 2008 and lower than expected FASI revenue and results of operations.  The significant decline in airport-to-airport revenue was driven by an over 20.0% decrease in the tonnage shipped through our network during the first quarter of 2009 compared to the same period in 2008.  The decline in airport-to-airport tonnage was primarily related to the current economic recession.  The economic recession was also largely responsible for lower than expected revenue and higher losses than anticipated from our FASI segment during the first quarter of 2009.

Increases in revenues from our logistics services, mainly TLX, and FASI partially offset the decline in airport-to-airport revenue; however, these services are not as profitable and do not generate comparable operating results with our airport-to-airport business.  We expect these year-over-year decreases in revenue and results from operations to continue throughout 2009 as the economic recession continues.  Also, during the first quarter of 2009 we began to experience slower revenue growth from our TLX service largely driven by increased price competition and the resulting loss of certain business.  Additionally, despite significant new business wins, FASI revenue growth will slow throughout 2009 as we reach the anniversary dates of our Pinch and Service Express acquisitions.

Declining fuel prices may adversely affect our revenues and results of operations in 2009.  Our net fuel surcharge revenue is the result of our fuel surcharge rates, which are set weekly using the national average for diesel price per gallon, and the tonnage transiting our network.  The decline in tonnage levels combined with the continuing decline in diesel fuel prices could result in a significant reduction in our net fuel surcharge revenue and results from operations during 2009.  Total net fuel surcharge revenue decreased 56.7% during the first quarter of 2009 as compared to the first quarter of 2008.

Goodwill

During the three months ended March 31, 2009, we determined there were indicators of potential impairment of the goodwill assigned to the FASI segment.  This determination was based on the continuing economic recession, declines in current market valuations and FASI operating losses in excess of expectations.  As a result, we performed an interim impairment test in accordance with SFAS 142 as of March 31, 2009.  We calculated the fair value of the FASI segment, using a combination of discounted cash flows and current market valuations for comparable companies.  Based on the results of the interim impairment test, we concluded that an impairment loss was probable and could be reasonably estimated.  Consequently, we recorded an estimated non-cash goodwill impairment charge of $6,953 related to the FASI segment during the three months ended March 31, 2009.  We are still in the process of finalizing certain valuations related to the goodwill impairment analysis.  Adjustments, if any, to our estimates as a result of completing our valuation analysis will be recorded during the three months ended June 30, 2009.

Segments

Our operations can be broadly classified into two principal segments:  Forward Air and FASI.

Our Forward Air segment includes our airport-to-airport, Forward Air Complete, and TLX services as well as our other accessorial related services such as warehousing; customs brokerage; and value-added handling services.

Our FASI segment includes our pool distribution business.

Results of Operations

The following table sets forth our consolidated historical financial data for the three months ended March 31, 2009 and 2008 (in millions):

	Three months ended
	March 31,	March 31,		Percent
	2009	2008	Change	Change
Operating revenue	$96.6	$107.9	$(11.3)	(10.5)%
Operating expenses:
Purchased transportation	40.1	43.5	(3.4)	(7.8)
Salaries, wages, and employee benefits	29.1	26.4	2.7	10.2
Operating leases	7.0	4.8	2.2	45.8
Depreciation and amortization	4.8	3.7	1.1	29.7
Insurance and claims	2.7	2.3	0.4	17.4
Fuel expense	1.7	2.1	(0.4)	(19.0)
Other operating expenses	9.0	8.4	0.6	7.1
Impairment of goodwill and other intangible assets	7.2	--	7.2	100.0
Total operating expenses	101.6	91.2	10.4	11.4
(Loss) income from operations	(5.0)	16.7	(21.7)	(129.9)
Other income (expense):
Interest expense	(0.2)	(0.3)	(0.1)	(33.3)
Other, net	--	0.1	(0.1)	(100.0)
Total other expense	(0.2)	(0.2)	--	--
(Loss) income before income taxes	(5.2)	16.5	(21.7)	(131.5)
Income tax (benefit) expense	(2.1)	6.5	(8.6)	(132.3)
Net (loss) income	$(3.1)	$10.0	$(13.1)	(131.0)%

The following table sets forth our historical financial data by segment for the three months ended March 31, 2009 and 2008 (in millions):

	Three months ended
	March 31,	Percent of	March 31,	Percent of		Percent
	2009	Revenue	2008	Revenue	Change	Change
Operating revenue
Forward Air	$82.1	85.0%	$100.3	93.0%	$(18.2)	(18.1)%
FASI	14.8	15.3	7.8	7.2	7.0	89.7
Intercompany Eliminations	(0.3)	(0.3)	(0.2)	(0.2)	(0.1)	50.0
Total	96.6	100.0	107.9	100.0	(11.3)	(10.5)

Purchased transportation
Forward Air	37.6	45.8	42.3	42.2	(4.7)	(11.1)
FASI	2.8	19.0	1.4	17.9	1.4	100.0
Intercompany Eliminations	(0.3)	100.0	(0.2)	(0.2)	(0.1)	50.0
Total	40.1	41.5	43.5	40.3	(3.4)	(7.8)

Salaries, wages and employee benefits
Forward Air	21.5	26.2	22.6	22.5	(1.1)	(4.9)
FASI	7.6	51.3	3.8	48.7	3.8	100.0
Total	29.1	30.1	26.4	24.5	2.7	10.2

Operating leases
Forward Air	4.8	5.8	4.3	4.3	0.5	11.6
FASI	2.2	14.8	0.5	6.4	1.7	340.0
Total	7.0	7.2	4.8	4.5	2.2	45.8

Depreciation and amortization
Forward Air	3.9	4.8	3.4	3.4	0.5	14.7
FASI	0.9	6.1	0.3	3.8	0.6	200.0
Total	4.8	5.0	3.7	3.4	1.1	29.7

Insurance and claims
Forward Air	2.2	2.7	1.8	1.8	0.4	22.2
FASI	0.5	3.4	0.5	6.4	--	--
Total	2.7	2.8	2.3	2.1	0.4	17.4

Fuel expense
Forward Air	0.7	0.9	1.3	1.3	(0.6)	(46.2)
FASI	1.0	6.8	0.8	10.3	0.2	25.0
Total	1.7	1.8	2.1	1.9	(0.4)	(19.0)

Other operating expenses
Forward Air	7.4	9.0	7.4	7.4	--	--
FASI	1.6	10.8	1.0	12.8	0.6	60.0
Total	9.0	9.3	8.4	7.8	0.6	7.1

Impairment of goodwill and other intangible assets
Forward Air	0.2	0.2	--	--	0.2	100.0
FASI	7.0	47.3	--	--	7.0	100.0
Total	7.2	7.5	--	--	7.2	100.0

(Loss) income from operations
Forward Air	3.8	4.6	17.2	17.1	(13.4)	(77.9)
FASI	(8.8)	(59.5)	(0.5)	(6.3)	(8.3)	1,660.0
Total	$(5.0)	(5.2)%	$16.7	15.5%	$(21.7)	(129.9)%

The following table presents the components of the Forward Air segment’s operating revenue and purchased transportation for the three months ended March 31, 2009 and 2008 (in millions):

	For three months ended
	March 31,	Percent of	March 31,	Percent of		Percent
	2009	Revenue	2008	Revenue	Change	Change
Forward Air revenue
Airport-to-airport	$63.2	77.0%	$82.0	81.7%	$(18.8)	(22.9)%
Logistics	13.1	15.9	12.5	12.5	0.6	4.8
Other	5.8	7.1	5.8	5.8	--	--
Total	$82.1	100.0%	$100.3	100.0%	$(18.2)	(18.1)%

Forward Air purchased transportation
Airport-to-airport	$26.2	41.5%	$31.5	38.4%	$(5.3)	(16.8)%
Logistics	10.3	78.6	9.2	73.6	1.1	12.0
Other	1.1	19.0	1.6	27.6	(0.5)	(31.3)
Total	$37.6	45.8%	$42.3	42.2%	$(4.7)	(11.1)%

Three Months Ended March 31, 2009 compared to Three Months Ended March 31, 2008

Revenues

Operating revenue decreased by $11.3 million, or 10.5%, to $96.6 million for the three months ended March 31, 2009 from $107.9 million in the same period of 2008.

Forward Air

Forward Air operating revenue decreased $18.2 million, or 18.1%, to $82.1 million from $100.3 million, accounting for 85.0% of consolidated operating revenue for the three months ended March 31, 2009. Airport-to-airport revenue, which is the largest component of our consolidated operating revenue, decreased $18.8 million, or 22.9%, to $63.2 million from $82.0 million, accounting for 77.0% of the segment’s operating revenue during the three months ended March 31, 2009 compared to 81.7% for the three months ended March 31, 2008.  A significant decrease in tonnage and a decrease in our base revenue per pound, excluding net fuel surcharge revenue and Forward Air Complete revenue, accounted for $16.8 million of the decline in airport-to-airport revenue. Our airport-to-airport business is priced on a per pound basis and the average revenue per pound, excluding the impact of fuel surcharges and Forward Air Complete, decreased 0.8% for the three months ended March 31, 2009 versus the three months ended March 31, 2008. Tonnage that transited our network decreased by 22.2% in the three months ended March 31, 2009 compared with the three months ended March 31, 2008.  The decrease in tonnage was primarily driven by the impact of the continuing economic recession and the resulting reduction in shipping activity.  Average base revenue per pound decreased due to the continued shift in revenue mix to shorter distance lower price per pound routes as well as increased pricing competition brought on by the current economic environment.  The remaining decrease in airport-to-airport revenue is the result of reduced net fuel charge revenue offset by increased revenue from our Forward Air Complete pick-up and delivery service.  Net fuel surcharge revenue decreased $3.5 million during the three months ended March 31, 2009 as compared to three months ended March 31, 2008 as a result of decreasing fuel prices as well as decreased overall business volumes.  Partially offsetting these decreases was a $1.4 million increase in Forward Air Complete (“Complete”) revenue during the three months ended March 31, 2009 compared to the same period of 2008.  The increase in Complete revenue is attributable to an increased attachment rate of the Complete service to our standard airport-to-airport service.

Logistics revenue, which is primarily truckload brokerage (TLX), increased $0.6 million, or 4.8%, to $13.1 million in the first quarter of 2009 from $12.5 million in the same period of 2008.  The increase in logistics revenue was primarily driven by $0.6 million in new revenue from service lines obtained from Pinch as a result of our March 2008 acquisition.  TLX revenue experienced a minor year over year decrease as the increase in the number of miles driven was offset by the decreased revenue per mile.  Miles driven to support our TLX revenue increased by approximately 10.0% during the three months ended March 31, 2009 compared to the same period in 2008.  However, average revenue per mile decreased approximately 9.0%. The decrease in average revenue per mile is mainly attributable to decreased fuel surcharges as a result of decreased fuel prices, reduced yields as a result of increased truckload price competition, and increased use of TLX truckloads to strategically place owner operators in our airport-to-airport network.

Other revenue, which includes warehousing services and terminal handling, accounts for the final component of Forward Air operating revenue. Other revenue remained consistent year over year at approximately $5.8 million during the three months ended March 31, 2009 and 2008.

FASI

FASI operating revenue increased $7.0 million and 89.7% to $14.8 million for the three months ended March 31, 2009 from $7.8 million for the same period in 2008.  The increase in revenue is the result of additional activity from the Pinch acquisition on March 17, 2008 and the Service Express acquisition on September 8, 2008.  These increases were slightly offset by reduced fuel surcharge revenues as a result of declining fuel prices and reduced shipping volumes resulting from the current economic recession.

Intercompany Eliminations

Intercompany eliminations increased $0.1 million, or 50.0% to $0.3 million in the first quarter of 2009 from $0.2 million in the same period of 2008.   The intercompany eliminations are the result of truckload and airport-to-airport services Forward Air provided to FASI during the three months ended March 31, 2009.  FASI also provided cartage services to Forward Air.

Purchased Transportation

Purchased transportation decreased by $3.4 million, or 7.8%, to $40.1 million in the first quarter of 2009 from $43.5 million in the same period of 2008.  As a percentage of total operating revenue, purchased transportation was 41.5% during the three months ended March 31, 2009 compared to 40.3% for the same period in 2008.

Forward Air

Forward Air’s purchased transportation decreased by $4.7 million, or 11.1%, to $37.6 million for the three months ended March 31, 2009 from $42.3 million for the three months ended March 31, 2008. The decrease in purchased transportation is primarily attributable to a 15.6% decrease in miles driven offset by a 5.1% increase in the total cost per mile for the first quarter of 2009 versus the same period in 2008. As a percentage of segment operating revenue, Forward Air purchased transportation was 45.8% during the three months ended March 31, 2009 compared to 42.2% for the same period in 2008.

Purchased transportation costs for our airport-to-airport network decreased $5.3 million, or 16.8%, to $26.2 million for the three months ended March 31, 2009 from $31.5 million for the three months ended March 31, 2008.  For the three months ended March 31, 2009, purchased transportation for our airport-to-airport network increased to 41.5% of airport-to-airport revenue from 38.4% for the same period in 2008.  The $5.3 million decrease is attributable to a 22.5% decrease in miles driven by our network of owner-operators or third party transportation providers and a 0.2% decrease in the cost per mile paid to our network of owner-operators or third party transportation providers.  The reduction in miles decreased purchased transportation by $6.6 million while the change in cost per mile decreased purchased transportation by less than $0.1 million.  Miles driven by our network of owner-operators or third party transportation providers decreased in conjunction with the tonnage decline discussed above.  Offsetting these decreases in airport-to-airport purchased transportation was a $1.3 million increase in expenses for third party transportation costs associated with the increased customer utilization of Complete.

Purchased transportation costs for our logistics revenue increased $1.1 million, or 12.0%, to $10.3 million for the three months ended March 31, 2009 from $9.2 million for the three months ended March 31, 2008. For the three months ended March 31, 2009, logistics’ purchased transportation costs represented 78.6% of logistics revenue versus 73.6% for the three months ended March 31, 2008. The increase in logistics purchased transportation is partially attributable to $0.5 million of new purchased transportation costs related to the new revenue streams obtained with the Pinch acquisition in March 2008.  The remaining $0.6 million increase was attributable to increased TLX purchased transportation.  We increased the number of miles driven to support our TLX revenue by approximately 10.0% during the three months ended March 31, 2009 compared to the same period in 2008, but were able to reduce the cost per mile by approximately 3.7%.   The reduction in cost per mile was mostly the result of decreasing fuel prices, increased utilization of our less costly network of owner operators and improved purchasing power with third party transportation providers as the result of the excess truckload capacity in the market attributable to the current economic conditions.

Purchased transportation costs related to our other revenue decreased $0.5 million, or 31.3%, to $1.1 million for the three months ended March 31, 2009 from $1.6 million for the three months ended March 31, 2008. Other purchased transportation costs as a percentage of other revenue decreased to 19.0% of other revenue for the three months ended March 31, 2009 from 27.6% for the same period in 2008.   The improvement in other purchased transportation costs as a percentage of other revenue is attributable to the use of Company-employed drivers to provide the transportation services associated with new business obtained from the Pinch acquisition.  Further, due to the economic recession we have ceased providing other ancillary services in circumstances in which the overall yield was insufficient.

FASI

FASI purchased transportation increased to $2.8 million for the three months ended March 31, 2009 from $1.4 million for the same period in 2008.  FASI purchased transportation as a percentage of revenue was 19.0% for the three months ended March 31, 2009 compared to 17.9% for the three months ended March 31, 2008.  The increase in purchased transportation is mainly due to our continued expansion of the FASI business through the acquisitions of Pinch and Service Express in March 2008 and September 2008, respectively.  Purchased transportation has increased as a percentage of FASI revenue due to efforts to increase the use of owner operators as opposed to company-employed drivers.

Intercompany Eliminations

Intercompany eliminations increased $0.1 million, or 50.0% to $0.3 million in the first quarter of 2009 from $0.2 million in the same period of 2008.   The intercompany eliminations are the result of truckload and airport-to-airport services Forward Air provided to FASI during the three months ended March 31, 2009.  FASI also provided cartage services to Forward Air.

Salaries, Wages, and Benefits

Salaries, wages and employee benefits increased by $2.7 million, or 10.2%, to $29.1 million in the first quarter of 2009 from $26.4 million in the same period of 2008.  As a percentage of total operating revenue, salaries, wages and employee benefits was 30.1% during the three months ended March 31, 2009 compared to 24.5% for the same period in 2008.

Forward Air

Salaries, wages and employee benefits of Forward Air decreased by $1.1 million, or 4.9%, to $21.5 million in the first quarter of 2009 from $22.6 million in the same period of 2008.  Salaries, wages and employee benefits were 26.2% of Forward Air’s operating revenue in the first quarter of 2009 compared to 22.5% for the same period of 2008.  The $1.1 million decrease in salaries, wages, and benefits is driven by our efforts to reduce personnel costs in conjunction with the overall decline in Forward Air revenue.  Our efforts to date have primarily focused on controlling airport-to-airport variables wages, such as dock personnel.  However, we have not been able to reduce the fixed components of our salaries and benefits, such as management pay, share based compensation, and health insurance costs at the same rate at which our revenue tonnage has declined, and as a result salaries, wages, and benefits increased as a percentage of revenue.  Management and administrative salaries increased $0.2 million, or 1.5% as a percentage of revenue, as administrative and management personnel were added as a result of our 2008 acquisitions and reductions in these categories of pay have not kept pace with the decline in our revenue.   Our health care costs and share based compensation increased $0.3 million, or 0.7% as a percentage of revenue, and $0.2 million, or 0.6% as a percentage of revenue, respectively, for the three months ended March 31, 2009 compared to the same period in 2008.  Increases in health care costs and share based compensation are largely attributable to increased headcount associated with our recent acquisitions.

FASI

FASI salaries, wages and employee benefits increased to $7.6 million for the three months ended March 31, 2009 compared to $3.8 million for the three months ended March 31, 2008.  As a percentage of FASI operating revenue, salaries, wages and benefits increased to 51.3% for the three months ended March 31, 2009 compared to 48.7% for the same period in 2008.  FASI salary, wages and employee benefits are higher as a percentage of operating revenue than our Forward Air segment, as a larger percentage of the transportation services are performed by Company-employed drivers.  The increase in salaries, wages and employee benefits as a percentage of revenue is attributable to the acquisition of Service Express in September 2008.  The terminals we acquired with the Service Express acquisition utilize a much higher percentage of contract labor for its dock personnel than used by preexisting FASI terminals.  Contract labor is more expensive in the short term than Company-employed cargo handlers and dock personnel.  Throughout 2009 we will evaluate the proper utilization of contract labor in these terminals.

Operating Leases

Operating leases increased by $2.2 million, or 45.8%, to $7.0 million in the first quarter of 2009 from $4.8 million in the same period of 2008.  Operating leases, the largest component of which is facility rent, were 7.2% of consolidated operating revenue for the three months ended March 31, 2009 compared with 4.5% in the same period of 2008.

Forward Air

Operating leases increased $0.5 million, or 11.6%, to $4.8 million in the first quarter of 2009 from $4.3 million in the same period of 2008.  Operating leases were 5.8% of Forward Air operating revenue for the three months ended March 31, 2009 compared with 4.3% in the same period of 2008.  The increase in operating leases in total dollars was attributable to a $0.4 million increase in facility rent expense due to the assumption of additional facilities as a result of the Pinch acquisition and the expansion of other facilities. Operating leases also increased $0.1 million for trailer and tractor leases assumed in conjunction with the Pinch acquisition.

FASI

FASI operating lease expense increased $1.7 million to $2.2 million for the three months ended March 31, 2009 from $0.5 million for the same period in 2008.  Approximately $1.1 million of the increase was attributable to higher facility rent expense due to the increased number of terminals resulting from the Pinch and Service Express acquisitions.  Operating leases also increased $0.6 million for trailer and tractor leases assumed in conjunction with the acquisitions of Pinch and Service Express.

Depreciation and Amortization

Depreciation and amortization increased $1.1 million, or 29.7%, to $4.8 million in the first quarter of 2009 from $3.7 million in the same period of 2008.  Depreciation and amortization was 5.0% of consolidated operating revenue for the three months ended March 31, 2009 compared with 3.4% in the same period of 2008.

Forward Air

Depreciation and amortization increased $0.5 million, or 14.7%, to $3.9 million in the first quarter of 2009 from $3.4 million in the same period of 2008.  Depreciation and amortization expense as a percentage of Forward Air operating revenue was 4.8% in the first quarter of 2009 compared to 3.4% in the same period of 2008.  The increase in depreciation and amortization expense is attributable to increased depreciation on new trailers, terminal and facility leasehold improvements, software and computer equipment and amortization of intangible assets.  Trailer depreciation increased $0.1 million due to new trailers placed in service during the fourth quarter of 2008.  Amortization expense increased $0.1 million for amortization on intangible assets associated with the Pinch acquisition.  Terminal and leasehold improvement depreciation increased $0.1 million as a result of capital expenditures for improvements to new and expanded facilities.  The remaining increase in depreciation is mainly attributable to capital expenditures required to assimilate rolling equipment, terminals and office facilities obtained through our acquisitions into our network.  In addition to these increases, the increase in depreciation and amortization expense as a percentage of revenue is primarily due to the significant reduction in Forward Air revenue discussed above.

FASI

FASI depreciation and amortization increased $0.6 million to $0.9 million for the three months ended March 31, 2009 from $0.3 million for the same period in 2008.  Depreciation on tractors, trailers and other equipment obtained in conjunction with our acquisitions of Pinch and Service Express accounted for $0.4 million of the increase.  The remaining $0.2 million increase is additional amortization of intangible assets acquired through the Pinch and Service Express acquisitions.

Insurance and Claims

Insurance and claims expense increased $0.4 million, or 17.4%, to $2.7 million for the three months ended March 31, 2009 from $2.3 million for the three months ended March 31, 2008.  Insurance and claims were 2.8% of consolidated operating revenue for the three months ended March 31, 2009 compared with 2.1% for the same period in 2008.

Forward Air

Insurance and claims was 2.7% of Forward Air operating revenue in the first quarter of 2009, compared with 1.8% in 2008.  The $0.4 million, or 22.2% increase in insurance and claims for the first quarter of 2009 compared to the first quarter of 2008 is the result of increased insurance premiums and a significant cargo claim incurred during the first quarter of 2009.  Insurance premiums increased $0.2 million as a result of the increased number of our owner operators in our network as well as the increased number of Company-employed drivers and trailers from the first quarter of 2009 to the same period in 2008.  The remaining increase was attributable to an individual cargo claim for approximately $0.2 million.

FASI

FASI insurance and claims for the three months ended March 31, 2009 and 2008 was $0.5 million and decreased to 3.4% of revenues for the three months ended March 31, 2009 compared to 6.4% of revenues for the three months ended March 31, 2008.  The decrease as a percentage of revenue is attributable to the increase in revenue outpacing the increase in claims and insurance premiums.

Fuel Expense

Fuel expense decreased $0.4 million, to $1.7 million in the first quarter of 2009 from $2.1 million in the same period of 2008.  Fuel expense was 1.8% of consolidated operating revenue for the three months ended March 31, 2009 compared with 1.9% in the same period of 2008.

Forward Air

Fuel expense was 0.9% of Forward Air operating revenue in the first quarter of 2009 compared to 1.3% in the same period of 2008. The $0.6 million, or 46.2%, decrease was primarily due to the significant reduction in average fuel prices during the three months ended March 31, 2009 as compared to the same period in 2008.

FASI

FASI fuel expense increased $0.2 million, or 25.0%, to $1.0 million in the first quarter of 2009 from $0.8 million in the same period of 2008.  Fuel expenses were 6.8% of FASI operating revenue in the first quarter of 2009 compared to 10.3% in the first quarter of 2008.  FASI fuel expense is significantly higher as a percentage of operating revenue than Forward Air’s fuel expense, as FASI utilizes a higher ratio of Company-employed drivers and Company-owned or leased vehicles in its operations than Forward Air.  The increase in FASI fuel expense was attributable to the increase in owned or leased tractors as a result of the Pinch and Service Express acquisitions.  These increases were offset by the drop in fuel prices during the three months ended March 31, 2009 as compared to the same period in 2008.

Other Operating Expenses

Other operating expenses increased $0.6 million, or 7.1%, to $9.0 million in the first quarter of 2009 from $8.4 million in the same period of 2008.  Other operating expenses were 9.3% of consolidated operating revenue for the three months ended March 31, 2009 compared with 7.8% in the same period of 2008.

Forward Air

Other operating expenses were $7.4 million during the three months ended March 31, 2009 and 2008.  Other operating expenses were 9.0% of Forward Air operating revenue in the first quarter of 2009 compared to 7.4% in the same period of 2008. The increase as a percentage of revenue is the result of expenses remaining constant while revenue decreased.  Other operating expenses remained consistent despite cost control efforts due to the 2008 expense being offset by the receipt of $0.2 million in property tax credits and 2009 including a $0.4 million expense for the cancelation of certain sales promotion events.

FASI

FASI other operating expenses increased $0.6 million to $1.6 million for the three months ended March 31, 2009 compared to $1.0 million for the same period in 2008.  FASI other operating expenses for the first quarter of 2009 were 10.8% of the segment’s operating revenue compared to 12.8% for the same period in 2008.  The $0.6 million increase is attributable to the increased revenue activity associated with the acquisitions of Pinch and Service Express as well as a $0.1 million increase in vehicle maintenance expense associated with the return of certain leased and rented tractors and trailers assumed in the Pinch and Service Express acquisitions.  The decrease as a percentage of revenue is attributable to the increase in revenue outpacing the increase in other operating expenses.

Impairment of Goodwill and Other Intangible Assets

Impairment of goodwill and other intangible assets was $7.2 million in the first quarter of 2009.  Impairment of goodwill was 7.5% of consolidated operating revenue for the three months ended March 31, 2009.

Forward Air

Impairment of goodwill and other intangible assets increased to $0.2 million, or 0.2% of Forward Air operating revenue, in the first quarter of 2009.   During the three months ended March 31, 2009, Forward Air recorded a $0.2 million charge to write off the net book value of certain truckload and cargo handling customer relationships that had been discontinued during the first quarter of 2009.

FASI

During the three months ended March 31, 2009, we determined there were indicators of potential impairment of the goodwill assigned to the FASI segment.  This determination was made based on the continuing economic recession, declines in current market valuations and FASI operating losses in excess of expectations.  As a result, we performed an interim impairment test as of March 31, 2009.  Based on the results of the impairment test, we recorded an estimated non-cash goodwill impairment charge of $7.0 million related to the FASI segment during the three months ended March 31, 2009.

Results from Operations

Results from operations decreased to a $5.0 million loss from operations for the first quarter of 2009.  The loss from operations was 5.2% of consolidated operating revenue for the three months ended March 31, 2009.  Income from operations for the first quarter of 2008 was $16.7 million, or 15.5% as a percentage of consolidated operating revenue.

Forward Air

Income from operations decreased by $13.4 million, or 77.9%, to $3.8 million for the first quarter of 2009 compared with $17.2 million for the same period in 2008.  Income from operations as a percentage of Forward Air operating revenue was 4.6% for the three months ended March 31, 2009 compared with 17.1% in 2008.  The decrease in income from operations was primarily the result of the decreased revenues discussed above and our inability at this time to reduce expenses at the same pace as the decline in revenue.

FASI

FASI loss from operations increased approximately $8.3 million to an $8.8 million loss for the three months ended March 31, 2009 from a $0.5 million loss for the three months ended March 31, 2008.  The increase in FASI’s loss from operations was primarily driven by the $7.0 million non-cash, goodwill impairment charge.  In addition, losses increased as first quarter revenue volumes were adversely impacted by the current economic recession.

Interest Expense

Interest expense decreased approximately $0.1 million to $0.2 million for the three months ended March 31, 2009 compared to $0.3 million for the three months ended March 31, 2008.  The decrease in interest expense is due to the decline in the interest rate on net borrowings of our senior credit facility, partially offset by an over $10.0 million increase in our average borrowings outstanding.

Other, Net

Other, net was expense of less than $0.1 million for the three months ended March 31, 2009 compared with income of $0.1 million for the same period in 2008. The decrease in other income was attributable to decreased average cash and investment balances as well as lower returns received on cash invested due to the decline in short term interest rates.

Income Taxes

The combined federal and state effective tax rate for the first quarter of 2009 was 40.2% compared to a rate of 39.4% for the same period in 2008.  The increase in our effective tax rate is primarily attributable to increases in share based compensation on incentive stock options, for which the expense is disallowed for income tax reporting.

Net (Loss) Income

As a result of the foregoing factors, net earnings decreased by $13.1 million, to a $3.1 million net loss for the first quarter of 2009 compared to net income of $10.0 million for the same period in 2008.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”).  The preparation of financial statements in accordance with GAAP requires our management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes.  Our estimates and assumptions are based on historical experience and changes in the business environment.  However, actual results may differ from estimates under different conditions, sometimes materially.  Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results and require management’s most subjective judgments.  A summary of significant accounting policies is disclosed in Note 1 to the Consolidated Financial Statements included in our 2008 Annual Report on Form 10-K. Our critical accounting policies are further described under the caption “Discussion of Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2008 Annual Report on Form 10-K.

Impact of Recent Accounting Pronouncements

During September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements  (“SFAS 157”), which was effective for fiscal years beginning after November 15, 2007. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB issued FASB Staff Position FAS 157-2,  Effective Date of FASB Statement No. 157 , which delayed the effective date of SFAS 157 for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009.   We adopted SFAS 157 on January 1, 2008 for all financial assets and liabilities and on January 1, 2009 for nonfinancial assets.  The adoption of SFAS 157 did not have a significant impact on our financial position or results of operations other than considerations used in the fair value calculations of our goodwill impairment tests.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations (“SFAS 141R”). SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This statement was effective January 1, 2009. The impact of SFAS 141R will depend on the nature of our business combinations subsequent to January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51  (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  The adoption of SFAS 160 did not have a significant impact on our financial position, results of operations and cash flows as the Company does not currently have any noncontrolling interests in other entities.

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital expenditures, with cash flows from operations and borrowings under our bank lines of credit. Net cash provided by operating activities totaled approximately $16.5 million for the three months ended March 31, 2009 compared to approximately $10.8 million for the three months ended March 31, 2008. The $5.6 million increase in cash provided by operating activities is mainly attributable to a $13.4 million improvement in cash provided from accounts receivable offset by a $6.6 million reduction in net earnings after consideration of non-cash items and a $1.4 million increase in cash used for settlement of accounts payable.  Collections on receivables improved due to our reorganization of our billing and collections department that have allowed us to increase the speed of our billing as well as address collection issues in a more timely manner.  The increase in cash used for settlement of accounts payable is primarily attributable to $1.6 million of capital expenditures that were included in accounts payable at December 31, 2008 that were paid during the first quarter of 2009.

Net cash used in investing activities was approximately $4.7 million for the three months ended March 31, 2009 compared with approximately $21.2 million used in investing activities during the three months ended March 31, 2008. Investing activities during the three months ended March 31, 2009 consisted primarily of capital expenditures for the construction of our new terminal in Dallas/Fort Worth, Texas.  Cash used for investing activities during the first quarter of 2008 included $18.5 million for the acquisition of Pinch.

Net cash used in financing activities totaled approximately $2.6 million for the three months ended March 31, 2009 compared with approximately $8.7 million provided by financing activities during the three months ended March 31, 2008.  Cash used in financing activities mainly included our quarterly dividend payment and scheduled capital lease payments.  The change in financing activities for the three months ended March 31, 2009 compared to the same period in 2008 was attributable to a $10.0 million reduction in net borrowings from our senior credit facility and a $1.0 million reduction in cash from the exercise of employee stock options. Prior year net borrowings from our line of credit were used to partially fund the Pinch acquisition.

On October 10, 2007, we entered into a $100.0 million senior credit facility.  The facility has a term of five years and includes an accordion feature, which if approved by our lender, allows for an additional $50.0 million in borrowings on such terms and conditions as set forth in the credit agreement.  Interest rates for advances under the senior credit facility are at LIBOR plus 0.6% to 0.9% based upon covenants related to total indebtedness to earnings.  We entered into this larger credit facility in order to fund potential acquisitions, repurchases of our common stock, and for financing other general business purposes.  At March 31, 2009, we had $40.3 million of available borrowing capacity under the senior credit facility, not including the accordion feature, and had utilized $9.7 million of availability for outstanding letters of credit.

At March 31, 2009 we have capitalized in construction in progress approximately $20.2 million for the construction of the Dallas/Forth Worth regional hub.  We anticipate completion of this new regional hub during the third quarter of 2009 and expect to incur an additional $10.8 million in capital expenditures during 2009 to complete its construction.   We intend to fund the expenditures for the Dallas/Fort Worth regional hub through cash currently on our balance sheet, cash provided by operating activities, the sale of existing equipment and/or borrowings under our senior credit facility, if necessary.

During the first quarters of 2009 and 2008, cash dividends of $0.07 per share were declared on common stock outstanding. We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by our Board of Directors.

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

Our exposure to market risk related to our outstanding debt is not significant and has not changed materially since December 31, 2008.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A summary of factors which could affect results and cause results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf, are further described under the caption “Risk Factors” in the Business portion of our 2008 Annual Report on Form 10-K. There have been no changes in the nature of these factors since December 31, 2008.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered purchases of shares of our common stock during the three months ended March 31, 2009.

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

Forward Air Corporation
Date: May 1, 2009	By:	/s/ Rodney L. Bell
Rodney L. Bell Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer)

By:	/s/ Michael P. McLean
Michael P. McLean Chief Accounting Officer, Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

No.	Exhibit
3.1	Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999)
3.2	Amended and Restated Bylaws of the registrant
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