Form 10-Q
period 2009-07-31
FORWARD AIR CORP
filed 2009-07-31
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2009
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
Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of July 29, 2009 was 28,970,080.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited).

Forward Air Corporation
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2009	2008 (a)
Assets
Current assets:
Cash	$24,072	$22,093
Accounts receivable, less allowance of $2,096 in 2009 and $2,531 in 2008	50,039	57,206
Other current assets	17,667	12,290
Total current assets	91,778	91,589

Property and equipment	199,819	186,377
Less accumulated depreciation and amortization	69,345	63,401
Total property and equipment, net	130,474	122,976
Goodwill and other acquired intangibles:
Goodwill	43,332	50,230
Other acquired intangibles, net of accumulated amortization of $9,986 in 2009
and $8,103 in 2008	38,144	40,708
Total goodwill and other acquired intangibles	81,476	90,938
Other assets	1,655	2,024
Total assets	$305,383	$307,527

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,477	$11,633
Accrued expenses	16,471	12,927
Current portion of debt and capital lease obligations	1,231	1,602
Total current liabilities	27,179	26,162

Long-term debt and capital lease obligations, less current portion	52,633	53,035
Other long-term liabilities	3,602	3,055
Deferred income taxes	6,572	8,841

Shareholders’ equity:
Preferred stock	--	--
Common stock, $0.01 par value:
Authorized shares – 50,000,000
Issued and outstanding shares – 28,941,829 in 2009 and 28,893,850 in 2008	289	289
Additional paid-in capital	13,527	10,249
Retained earnings	201,581	205,896
Total shareholders’ equity	215,397	216,434
Total liabilities and shareholders’ equity	$305,383	$307,527

(a) Taken from audited financial statements, which are not presented in their entirety.

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Operating revenue:
Forward Air
Airport-to-airport	$65,182	$89,187	$128,240	$171,246
Logistics	12,279	14,838	25,473	27,091
Other	5,666	6,188	11,379	11,977
Forward Air Solutions
Pool distribution	16,570	11,350	31,221	19,187
Total operating revenue	99,697	121,563	196,313	229,501

Operating expenses:
Purchased transportation
Forward Air
Airport-to-airport	27,830	33,472	53,983	65,011
Logistics	9,518	10,818	19,798	19,998
Other	1,230	1,572	2,294	3,205
Forward Air Solutions
Pool distribution	3,395	2,069	6,027	3,242
Total purchased transportation	41,973	47,931	82,102	91,456
Salaries, wages and employee benefits	29,187	29,404	58,243	55,851
Operating leases	6,820	5,884	13,809	10,735
Depreciation and amortization	4,823	3,998	9,682	7,696
Insurance and claims	2,223	1,614	4,939	3,874
Fuel expense	1,637	3,289	3,319	5,413
Other operating expenses	8,161	9,181	17,216	17,564
Impairment of goodwill and other intangible assets	--	--	7,157	--
Total operating expenses	94,824	101,301	196,467	192,589
Income (loss) from operations	4,873	20,262	(154)	36,912

Other income (expense):
Interest expense	(150)	(328)	(291)	(629)
Other, net	20	56	(2)	210
Total other expense	(130)	(272)	(293)	(419)
Income (loss) before income taxes	4,743	19,990	(447)	36,493
Income tax (benefit) expense	1,899	7,888	(186)	14,383
Net income (loss)	$2,844	$12,102	$(261)	$22,110

Net income (loss) per share:
Basic	$0.10	$0.42	$(0.01)	$0.77
Diluted	$0.10	$0.42	$(0.01)	$0.76
Weighted average shares outstanding:
Basic	28,927	28,805	28,916	28,737
Diluted	28,977	29,126	28,916	29,041

Dividends per share:	$0.07	$0.07	$0.14	$0.14

 The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended
	June 30,	June 30,
	2009	2008
Operating activities:
Net (loss) income	$(261)	$22,110
Adjustments to reconcile net (loss) income to net cash provided by operating activities
Depreciation and amortization	9,682	7,696
Impairment of goodwill and other intangible assets	7,157	--
Share-based compensation	3,415	3,120
(Gain) loss on sale or disposal of property and equipment	(12)	21
Provision for (recovery) loss on receivables	(291)	113
Provision for revenue adjustments	1,368	1,904
Deferred income taxes	(2,543)	1,428
Tax benefit for stock options exercised	--	(1,079)
Changes in operating assets and liabilities
Accounts receivable	6,091	(18,301)
Prepaid expenses and other current assets	(359)	(2,371)
Accounts payable and accrued expenses	(2,852)	2,514
Net cash provided by operating activities	21,395	17,155

Investing activities:
Proceeds from disposal of property and equipment	217	33
Purchases of property and equipment	(15,025)	(5,355)
Acquisition of businesses	--	(18,646)
Other	356	(93)
Net cash used in investing activities	(14,452)	(24,061)

Financing activities:
Payments of debt and capital lease obligations	(773)	(870)
Borrowings on line of credit	--	30,000
Payments on line of credit	--	(25,000)
Proceeds from exercise of stock options	--	2,138
Payments of cash dividends	(4,053)	(4,036)
Common stock issued under employee stock purchase plan	99	145
Cash settlement of share-based awards for minimum tax withholdings	(237)	(377)
Tax benefit for stock options exercised	--	1,079
Net cash (used in) provided by financing activities	(4,964)	3,079
Net increase (decrease) in cash	1,979	(3,827)
Cash at beginning of period	22,093	4,909
Cash at end of period	$24,072	$1,082

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements
 (In thousands, except share and per share data)
(Unaudited)
June 30, 2009

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company’s operating results are subject to seasonal trends when measured on a quarterly basis, therefore operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and notes thereto included in the Forward Air Corporation Annual Report on Form 10-K for the year ended December 31, 2008.

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

The Company has evaluated all subsequent events through July 31, 2009, the date the financial statements were issued.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51  (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  The adoption of SFAS 160 on January 1, 2009, did not have a significant impact on the Company’s financial position, results of operations and cash flows as the Company does not currently have any noncontrolling interests in other entities.

The Company adopted SFAS No. 165, Subsequent Events (“SFAS 165”) in the second quarter of 2009.  SFAS 165 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. See Note 1 for the related disclosures. The adoption of FAS No. 165 did not have a material impact on the Company’s financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140 (“SFAS 166”) which amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, by eliminating the concept of a qualifying special-purpose entity (“QSPE”); clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale; amending and clarifying the unit of account eligible for sale accounting; and requiring that a transferor initially measure at fair value and recognize all assets obtained (for example beneficial interests) and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. Additionally, on and after the effective date, existing QSPEs (as defined under previous accounting standards) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance. SFAS 166 requires enhanced disclosures about, among other things, a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the statement of financial position.  The Company will adopt SFAS 166 on January 1, 2010, but at this time the Company does not anticipate the adoption of SFAS 166 will have a significant impact on the Company’s financial position, results of operations and cash flows.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”) which amends FASB Interpretation (“FIN”) No. 46(R) (“FIN 46(R)”), Consolidation of Variable Interest Entities, and changes the consolidation guidance applicable to a variable interest entity (“VIE”). It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, FIN 46(R) required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. QSPEs, which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective.  SFAS 167 also requires enhanced disclosures about an enterprise’s involvement with a VIE. The Company will adopt SFAS 167 on January 1, 2010, but at this time the Company does not anticipate the adoption of SFAS 167 will have a significant impact on the Company’s financial position, results of operations and cash flows.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

3.	Comprehensive (Loss) Income

Comprehensive loss or income includes any changes in the equity of the Company from transactions and other events and circumstances from non-owner sources. Comprehensive income for the three months ended June 30, 2009 and 2008 was $2,844 and $12,102, respectively.  Comprehensive (loss) income for the six months ended June 30, 2009 and 2008 was $(261) and $22,110, respectively.  In each case, the comprehensive results approximated net (loss) income.

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

The acquired customer relationships from the Service Express acquisition are being amortized on a straight-line basis over a weighted average life of 15 years.  The Company began amortizing the assets as of the acquisition date and recorded $100 and $200 of amortization during the three and six months ended June 30, 2009.

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

The acquired customer relationships and non-compete agreements from the Pinch acquisition are being amortized on a straight-line basis over a weighted average life of 12 and 5 years, respectively.  The Company began amortizing the assets as of the acquisition date and recorded $218 and $436 of amortization during the three and six months ended June 30, 2009.  Amortization on these assets was $218 during the three and six months ended June 30, 2008.

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

During the three months ended March 31, 2009, the Company determined there were indicators of potential impairment of the goodwill assigned to the FASI segment.  This determination was based on the continuing economic recession, declines in current market valuations and FASI operating losses in excess of expectations.  As a result, the Company performed an interim impairment test in accordance with SFAS 142 as of March 31, 2009.  Based on the results of the interim impairment test, the Company concluded that an impairment loss was probable and could be reasonably estimated.  Consequently, the Company recorded a non-cash goodwill impairment charge of $6,953 related to the FASI segment during the three months ended March 31, 2009.  The Company finalized certain valuations related to the March 31, 2009 goodwill impairment calculations during the second quarter of 2009, which did not result in any adjustments to the impairment recorded at March 31, 2009.

In accordance with SFAS 142, the Company conducted its annual impairment test of goodwill for each reportable segment as of June 30, 2009 and no additional impairment charges were required.  For both the March 31, 2009 and June 30, 2009 goodwill impairment calculations, the Company calculated the fair value of the applicable reportable segments, using a combination of discounted projected cash flows and market valuations as of the valuation date for comparable companies.  The Company's fair value calculations for goodwill are classified within level 3 of the fair value hierarchy as defined in SFAS 157.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

5.	Goodwill and Long-Lived Assets (continued)

The changes in the carrying amount of goodwill during the six months ended June 30, 2009, were as follows:

	Forward Air	FASI	Total
Beginning balance, December 31, 2008	$37,926	$12,304	$50,230
Adjustment to Service Express, Inc. acquisition	--	55	55
Impairment loss	--	(6,953)	(6,953)
Ending balance, June 30, 2009	$37,926	$5,406	$43,332

There were no changes to goodwill during the three months ended June 30, 2009.

Additionally, in accordance with SFAS No. 144, Accounting for the Impairment of Disposal of Long-Lived Assets (“SFAS 144”), the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is recognized on assets classified as held and used when the sum of undiscounted estimated cash flows expected to result from the use of the asset is less than the carrying value. If such measurement indicates a possible impairment, the estimated fair value of the asset is compared to its net book value to measure the impairment charge, if any.  No impairment in accordance with SFAS 144 was required during the three months or six months ended June 30, 2009 other than an impairment charge of $204 at March 31, 2009 in the Forward Air segment to write off the net book value of certain truckload and cargo handling customer relationships purchased during 2007.  These impairment charges were recorded as the related customer relationships and services were discontinued during the first quarter of 2009.

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

The Company used the Black-Scholes option-pricing model to estimate the grant-date fair value of options granted.  The weighted-average fair value of options granted during the six months ended June 30, 2009 was $7.96.  No options were granted during the three months ended June 30, 2009.  The weighted-average fair values of options granted during the three and six months ended June 30, 2008 were $10.76 and $9.17, respectively.    The fair values were estimated using the following weighted-average assumptions:

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

6.	Share-Based Payments (continued)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Expected dividend yield	N/A	0.8%	0.9%	0.8%
Expected stock price volatility	N/A	35.2%	42.3%	35.2%
Weighted average risk-free interest rate	N/A	3.2%	2.0%	2.8%
Expected life of options (years)	N/A	4.5	4.5	4.5

During the three months ended June 30, 2009 and 2008, share-based compensation expense for options granted to employees was $1,437 and $962, respectively.   The total tax benefit related to the share-based expense for these options for the three months ended June 30, 2009 and 2008, was $409 and $232, respectively.  During the six months ended June 30, 2009 and 2008, share-based compensation expense for options granted to employees was $2,826 and $1,888, respectively.   The total tax benefit related to the share-based expense for these options for the six months ended June 30, 2009 and 2008, was $800 and $475, respectively.    Total compensation cost, net of estimated forfeitures, related to the options not yet recognized in earnings was $8,515 at June 30, 2009. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The following tables summarize the Company’s employee stock option activity and related information for the three and six months ended June 30, 2009:

	Three months ended June 30, 2009
				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Options	Exercise	Value	Contractual
	(000)	Price	(000)	Term
Outstanding at March 31, 2009	3,120	$27
Granted	--	--
Exercised	--	--
Forfeited	(10)	26
Outstanding at June 30, 2009	3,110	$27	$--	5.3
Exercisable at June 30, 2009	1,828	$26	$--	4.8

	Six months ended June 30, 2009
				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Options	Exercise	Value	Contractual
	(000)	Price	(000)	Term
Outstanding at December 31, 2008	2,446	$28
Granted	675	23
Exercised	--	--
Forfeited	(11)	26
Outstanding at June 30, 2009	3,110	$27	$--	5.3
Exercisable at June 30, 2009	1,828	$26	$--	4.8

Share-based compensation expense was $25 and $342 during the three months ended June 30, 2009 and 2008, respectively, for non-vested shares granted to employees during 2006. The total tax benefit related to this share-based expense was $10 and $135 for the three months ended June 30, 2009 and 2008, respectively.  Share-based compensation expense was $244 and $750 during the six months ended June 30, 2009 and 2008, respectively, for non-vested shares granted to employees during 2006. The total tax benefit related to this share-based expense was $102 and $296 for the six months ended June 30, 2009 and 2008, respectively.  Total compensation cost, net of estimated forfeitures, related to the non-vested shares not yet recognized in earnings was $11 at June 30, 2009. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

6.	Share-Based Payments (continued)

Under the 2005 Employee Stock Purchase Plan (the “ESPP”), which has been approved by shareholders, the Company is authorized to issue up to a remaining 454,176 shares of common stock to employees of the Company. These shares may be issued at a price equal to 90% of the lesser of the market value on the first day or the last day of each six-month purchase period. Common stock purchases are paid for through periodic payroll deductions and/or up to two large lump sum contributions. For the three and six months ended June 30, 2009, participants under the plan purchased 5,148 shares at an average price of $19.19 per share. For the three and six months ended June 30, 2008, participants under the plan purchased 5,331 shares at an average price of $27.16 per share. The weighted-average fair value of each purchase right under the ESPP granted for the three and six months ended June 30, 2009, which is equal to the discount from the market value of the common stock at the end of each six month purchase period, was $2.13 per share.  The weighted-average fair value of each purchase right under the ESPP granted for the three and six months ended June 30, 2008, was $7.44 per share. Share-based compensation expense of $11 and $39 was recognized during the three and six months ended June 30, 2009 and 2008, respectively.

Non-employee Director Activity

Share-based compensation expense during the three months ended June 30, 2009 and 2008 was $162 and $242, respectively, for non-vested shares granted to non-employee directors.  The total tax benefit related to this share-based expense was $67 and $95 for the three months ended June 30, 2009 and 2008, respectively.  Share-based compensation expense during the six months ended June 30, 2009 and 2008 was $334 and $443, respectively, for non-vested shares granted to non-employee directors.  The total tax benefit related to this share-based expense was $139 and $175 for the six months ended June 30, 2009 and 2008, respectively.  Total compensation cost, net of estimated forfeitures, related to the non-vested shares granted to non-employee directors not yet recognized in earnings was $488 at June 30, 2009.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

In addition to the above activity, each May from 1995 to 2005 options were granted to the non-employee directors of the Company.  The options have terms of ten years and are fully exercisable.  At June 30, 2009, 74,375 options were outstanding and will expire between July 2010 and May 2015.  At June 30, 2009, the weighted average exercise and remaining contractual term were $22 and 3.6 years, respectively.

7.	Senior Credit Facility

On October 10, 2007, the Company entered into a $100,000 senior credit facility. This facility has a term of five years and includes an accordion feature, which allows for an additional $50,000 in borrowings on such terms and conditions as set forth in the senior credit facility agreement. The senior credit facility matures on October 10, 2012.  The Company entered into this larger credit facility in order to fund potential acquisitions, the repurchase of its common stock, and for financing other general business purposes.  Interest rates for advances under the facility are at LIBOR plus 0.6% to 0.9% based upon covenants related to total indebtedness to earnings (0.9% at June 30, 2009). The agreement contains certain covenants and restrictions, none of which are expected to significantly affect our operations or ability to pay dividends.  No assets are pledged as collateral against the senior credit facility.  As of June 30, 2009, the Company had $50,000 outstanding under the senior credit facility. At June 30, 2009, the Company had utilized $10,530 of availability for outstanding letters of credit and had $39,470 of available borrowing capacity outstanding under the senior credit facility.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

8.	Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share for the three and six months ended June 30, 2009:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2009	2008	2009	2008
Numerator:
Numerator for basic and diluted income per share - net income (loss)	$2,844	$12,102	$(261)	$22,110

Denominator:
Denominator for basic income per share - weighted-average shares	28,927	28,805	28,916	28,737
Effect of dilutive stock options and non-vested shares	50	321	--	304
Denominator for diluted income per share - adjusted weighted-
average shares	28,977	29,126	28,916	29,041
Basic income (loss) per share	$0.10	$0.42	$(0.01)	$0.77
Diluted income (loss) per share	$0.10	$0.42	$(0.01)	$0.76

The number of options and non-vested shares that could potentially dilute net earnings per share in the future, but that were not included in the computation of income (loss) per diluted share because to do so would have been anti-dilutive for the periods presented, were approximately 2,871,000 and 45,000 at June 30, 2009 and 2008, respectively.

9.	Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states and Canada. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2003.

There were no significant changes to the accruals for unrecognized tax benefits and related interest and penalties during the three and six months end June 30, 2009.

For the three months ended June 30, 2009 and 2008, the effective income tax rates varied from the statutory federal income tax rate of 35.0%, primarily as a result of the effect of state income taxes, net of the federal benefit and permanent differences between book and tax net income.

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

	June 30, 2009
	Carrying	Fair
	Value	Value
Senior credit facility	$50,000	$47,424
Notes payable	72	73
Capital lease obligations	3,792	4,051

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

11.	Shareholders' Equity

During each of the first and second quarters of 2009 and 2008, the Company’s Board of Directors declared a cash dividend of $0.07 per share of common stock.  The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

On June 22, 2009, The Company’s Board of Directors, in accordance with Article IX of the Company’s existing amended and restated bylaws (the “Existing Bylaws”), adopted Amended and Restated Bylaws (the “Amended and Restated Bylaws”) effective July 1, 2009 to supersede and replace the Company’s Existing Bylaws.  The principle revisions to the Existing Bylaws include the following:  (i) the addition of advanced notice provisions for shareholder proposals and nominations of directors at meetings of the Company’s shareholders, (ii) the addition of provisions requiring the Company’s shareholders to take certain actions in connection with the calling of a special meeting of the Company’s shareholders, (iii) the addition of electronic notice provisions with respect to director and shareholder meetings and (iv) certain other technical amendments.

12.	Commitments and Contingencies

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies disclosed in Note 1 to the Consolidated Financial Statements included in our 2008 Annual Report on Form 10-K. Segment data includes intersegment revenues.  Assets and costs of the corporate headquarters are allocated to the segments based on usage.  The Company evaluates the performance of its segments based on net income (loss).  The Company’s business is conducted principally in the U.S. and Canada.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

12.	Segment Reporting (continued)

The following tables summarize segment information about net income (loss) and assets used by the chief operating decision maker of the Company in making decisions regarding allocation of assets and resources as of and for the three and six months ended June 30, 2009 and 2008.

	Three months ended June 30, 2009
	Forward Air	FASI	Eliminations	Consolidated
External revenues	$83,127	$16,570	$--	$99,697
Intersegment revenues	180	120	(300)	--
Depreciation and amortization	3,893	930	--	4,823
Share-based compensation expense	1,564	71	--	1,635
Interest expense	123	27	--	150
Interest income	19	2	--	21
Income tax expense (benefit)	2,532	(633)	--	1,899
Net income (loss)	3,173	(329)	--	2,844
Total assets	304,475	39,223	(38,315)	305,383
Capital expenditures	9,652	636	--	10,288

	Three months ended June 30, 2008
	Forward Air	FASI	Eliminations	Consolidated
External revenues	$110,213	$11,350	$--	$121,563
Intersegment revenues	662	13	(675)	--
Depreciation and amortization	3,610	388	--	3,998
Share-based compensation expense	1,551	34	--	1,585
Interest expense	315	13	--	328
Interest income	53	3	--	56
Income tax expense (benefit)	8,050	(162)	--	7,888
Net income (loss)	12,389	(287)	--	12,102
Total assets	270,127	25,162	(21,266)	274,023
Capital expenditures	2,585	125	--	2,710

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

12.	Segment Reporting (continued)

	Six months ended June 30, 2009
	Forward Air	FASI	Eliminations	Consolidated
External revenues	$165,092	$31,221	$--	$196,313
Intersegment revenues	372	228	(600)	--
Depreciation and amortization	7,839	1,843	--	9,682
Share-based compensation expense	3,279	136	--	3,415
Impairment of goodwill and other intangible assets	204	6,953	--	7,157
Interest expense	235	56	--	291
Interest income	38	3	--	41
Income tax expense (benefit)	3,888	(4,074)	--	(186)
Net income (loss)	5,462	(5,723)	--	(261)
Total assets	304,475	39,223	(38,315)	305,383
Capital expenditures	13,875	1,150	--	15,025

	Six months ended June 30, 2008
	Forward Air	FASI	Eliminations	Consolidated
External revenues	$210,314	$19,187	$--	$229,501
Intersegment revenues	893	13	(906)	--
Depreciation and amortization	7,004	692	--	7,696
Share-based compensation expense	3,060	60	--	3,120
Interest expense	603	26	--	629
Interest income	199	5	--	204
Income tax expense (benefit)	14,742	(359)	--	14,383
Net income (loss)	22,735	(625)	--	22,110
Total assets	270,127	25,162	(21,266)	274,023
Capital expenditures	5,045	310	--	5,355

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Executive Summary

Our operations can be broadly classified into two principal segments:  Forward Air, Inc. (Forward Air) and Forward Air Solutions, Inc. (FASI).

Through our Forward Air segment, we are a leading provider of time-definite surface transportation and related logistics services to the North American deferred air freight market. We offer our customers local pick-up and delivery (Forward Air Complete™) and scheduled surface transportation of cargo as a cost-effective, reliable alternative to air transportation. We transport cargo that must be delivered at a specific time, but is less time-sensitive than traditional air freight. This type of cargo is frequently referred to in the transportation industry as deferred air freight. We operate our Forward Air segment through a network of terminals located on or near airports in 84 cities in the United States and Canada, including a central sorting facility in Columbus, Ohio and 11 regional hubs serving key markets.  We also offer our customers an array of logistics and other services including: expedited truckload brokerage (TLX); dedicated fleets; warehousing; customs brokerage; and shipment consolidation, deconsolidation and handling.

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

Our operations, particularly our network of hubs and terminals, represent substantial fixed costs. Consequently, our ability to increase our earnings depends in significant part on our ability to increase the amount of freight and the revenue per pound for the freight shipped through our networks and to grow other lines of businesses, such as TLX, which will allow us to maintain revenue growth in challenging shipping environments.

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

Results from Operations

During the three and six months ended June 30, 2009, compared to the same period in 2008, we continued to experience significant year over year decreases in our consolidated revenues and results from operations.  We largely attribute the decline in Forward Air revenue and income from operations to the current economic recession and its effects on our overall business volumes and the rates we are able to charge for our core services.  FASI revenue continued to increase substantially year over year primarily as a result of our 2008 acquisitions of Pinch and Service Express and new business wins.  However, revenues have not reached expected levels and losses have been higher than expected largely due to the economic recession reducing business volumes.  Additionally, despite significant new business wins, FASI revenue growth will slow throughout 2009 as we reach the anniversary dates of our 2008 acquisitions.

Declining fuel prices have continued to adversely affect our revenues and results of operations in 2009.  Our net fuel surcharge revenue is the result of our fuel surcharge rates, which are set weekly using the national average for diesel price per gallon, and the tonnage transiting our network.  The decline in tonnage levels combined with the continuing decline in diesel fuel prices have resulted in a significant reduction in our net fuel surcharge revenue and results from operations during 2009.  Total net fuel surcharge revenue decreased 72.3% and 66.2% during the three and six months ended June 30, 2009, respectively, as compared to the same periods in 2008.

Goodwill

During the first quarter of 2009, we determined there were indicators of potential impairment of the goodwill assigned to the FASI segment.  This determination was based on the continuing economic recession, declines in current market valuations and FASI operating losses in excess of expectations.  As a result, we performed an interim impairment test in accordance with SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”) as of March 31, 2009.  We calculated the fair value of the FASI segment, using a combination of discounted cash flows and current market valuations for comparable companies.  Based on the results of the interim impairment test, we concluded that an impairment loss was probable and could be reasonably estimated.  Consequently, we recorded a non-cash goodwill impairment charge of $7.0 million related to the FASI segment during the first quarter of 2009.  We finalized certain valuations related to the March 31, 2009 goodwill impairment during the second quarter of 2009, which did not result in any adjustments to the impairment recorded at March 31, 2009.

In accordance with SFAS 142, we conducted our annual impairment test of goodwill for each reportable segment as of June 30, 2009 and no additional impairment charges were required.

Segments

Our operations can be broadly classified into two principal segments:  Forward Air and FASI.

Our Forward Air segment includes our airport-to-airport, Forward Air Complete, and TLX services as well as our other accessorial related services such as warehousing; customs brokerage; and value-added handling services.

Our FASI segment includes our pool distribution business.

Results of Operations

The following table sets forth our consolidated historical financial data for the three months ended June 30, 2009 and 2008 (in millions):

	Three months ended
	June 30,	June 30,
	2009	2008	Change	% Change
Operating revenue	$99.7	$121.6	$(21.9)	(18.0)%
Operating expenses:
Purchased transportation	42.0	47.9	(5.9)	(12.3)
Salaries, wages, and employee benefits	29.2	29.4	(0.2)	(0.7)
Operating leases	6.8	5.9	0.9	15.3
Depreciation and amortization	4.8	4.0	0.8	20.0
Insurance and claims	2.2	1.6	0.6	37.5
Fuel expense	1.6	3.3	(1.7)	(51.5)
Other operating expenses	8.2	9.2	(1.0)	(10.9)
Total operating expenses	94.8	101.3	(6.5)	(6.4)
Income from operations	4.9	20.3	(15.4)	(75.9)
Other income (expense):
Interest expense	(0.2)	(0.3)	(0.1)	(33.3)
Other, net	--	--	--	--
Total other (expense) income	(0.2)	(0.3)	(0.1)	(33.3)
Income before income taxes	4.7	20.0	(15.3)	(76.5)
Income taxes	1.9	7.9	(6.0)	(75.9)
Net income	$2.8	$12.1	$(9.3)	(76.9)%

The following table sets forth our historical financial data by segment for the three months ended June 30, 2009 and 2008 (in millions):

	Three months ended
	June 30,	Percent of	June 30,	Percent of		Percent
	2009	Revenue	2008	Revenue	Change	Change
Operating revenue
Forward Air	$83.3	83.6%	$110.9	91.2%	$(27.6)	(24.9)%
FASI	16.7	16.7	11.4	9.4	5.3	46.5
Intercompany Eliminations	(0.3)	(0.3)	(0.7)	(0.6)	0.4	(57.1)
Total	99.7	100.0	121.6	100.0	(21.9)	(18.0)

Purchased transportation
Forward Air	38.7	46.5	45.9	41.4	(7.2)	(15.7)
FASI	3.6	21.5	2.7	23.7	0.9	33.3
Intercompany Eliminations	(0.3)	100.0	(0.7)	100.0	0.4	(57.1)
Total	42.0	42.2	47.9	39.4	(5.9)	(12.3)

Salaries, wages and employee benefits
Forward Air	21.1	25.3	24.7	22.3	(3.6)	(14.6)
FASI	8.1	48.5	4.7	41.2	3.4	72.3
Total	29.2	29.3	29.4	24.2	(0.2)	(0.7)

Operating leases
Forward Air	4.7	5.6	4.6	4.2	0.1	2.2
FASI	2.1	12.6	1.3	11.4	0.8	61.5
Total	6.8	6.8	5.9	4.8	0.9	15.3

Depreciation and amortization
Forward Air	3.9	4.7	3.6	3.2	0.3	8.3
FASI	0.9	5.4	0.4	3.5	0.5	125.0
Total	4.8	4.8	4.0	3.3	0.8	20.0

Insurance and claims
Forward Air	1.7	2.0	1.6	1.4	0.1	6.2
FASI	0.5	3.0	--	--	0.5	100.0
Total	2.2	2.2	1.6	1.3	0.6	37.5

Fuel expense
Forward Air	0.7	0.8	1.8	1.6	(1.1)	(61.1)
FASI	0.9	5.4	1.5	13.2	(0.6)	(40.0)
Total	1.6	1.6	3.3	2.7	(1.7)	(51.5)

Other operating expenses
Forward Air	6.7	8.1	8.0	7.2	(1.3)	(16.3)
FASI	1.5	9.0	1.2	10.5	0.3	25.0
Total	8.2	8.2	9.2	7.6	(1.0)	(10.9)

Income (loss) from operations
Forward Air	5.8	7.0	20.7	18.7	(14.9)	(72.0)
FASI	(0.9)	(5.4)	(0.4)	(3.5)	(0.5)	125.0
Total	$4.9	4.9%	$20.3	16.7%	$(15.4)	(75.9)%

The following table presents the components of the Forward Air segment’s operating revenue and purchased transportation for the three months ended June 30, 2009 and 2008 (in millions):

	For three months ended
	June 30,	Percent of	June 30,	Percent of		Percent
	2009	Revenue	2008	Revenue	Change	Change
Forward Air revenue
Airport-to-airport	$65.3	78.4%	$89.2	80.4%	$(23.9)	(26.8)%
Logistics	12.3	14.8	15.5	14.0	(3.2)	(20.6)
Other	5.7	6.8	6.2	5.6	(0.5)	(8.1)
Total	$83.3	100.0%	$110.9	100.0%	$(27.6)	(24.9)%

Forward Air purchased transportation
Airport-to-airport	$27.9	42.7%	$33.5	37.6%	$(5.6)	(16.7)%
Logistics	9.5	77.2	10.8	69.7	(1.3)	(12.0)
Other	1.3	22.8	1.6	25.8	(0.3)	(18.8)
Total	$38.7	46.5%	$45.9	41.4%	$(7.2)	(15.7)%

Three Months Ended June 30, 2009 compared to Three Months Ended June 30, 2008

Revenues

Operating revenue decreased by $21.9 million, or 18.0%, to $99.7 million for the three months ended June 30, 2009 from $121.6 million in the same period of 2008.

Forward Air

Forward Air operating revenue decreased $27.6 million, or 24.9%, to $83.3 million from $110.9 million, accounting for 83.6% of consolidated operating revenue for the three months ended June 30, 2009 compared to 91.2% for the same period in 2008.  Airport-to-airport revenue, which is the largest component of our consolidated operating revenue, decreased $23.9 million, or 26.8%, to $65.3 million from $89.2 million, accounting for 78.4% of the segment’s operating revenue during the three months ended June 30, 2009 compared to 80.4% for the three months ended June 30, 2008.  A significant decrease in tonnage and a decrease in our base revenue per pound, excluding net fuel surcharge revenue and Forward Air Complete revenue, accounted for $19.0 million of the decline in airport-to-airport revenue. Our airport-to-airport business is priced on a per pound basis and the average revenue per pound, excluding the impact of fuel surcharges and Forward Air Complete, decreased 3.6% for the three months ended June 30, 2009 versus the three months ended June 30, 2008. Tonnage that transited our network decreased by 22.2% in the three months ended June 30, 2009 compared with the three months ended June 30, 2008.  The decrease in tonnage was primarily driven by the impact of the continuing economic recession and the resulting reduction in shipping activity.  Average base revenue per pound decreased due to the continued shift in revenue mix to shorter distance and lower price per pound routes as well as increased pricing competition brought on by the current economic environment.  The remaining decrease in airport-to-airport revenue is the result of reduced net fuel charge revenue offset by increased revenue from our Forward Air Complete pick-up and delivery service.  Net fuel surcharge revenue decreased $6.2 million during the three months ended June 30, 2009 as compared to three months ended June 30, 2008 as a result of decreasing fuel prices as well as decreased overall business volumes.  Partially offsetting these decreases was a $1.3 million increase in Forward Air Complete (“Complete”) revenue during the three months ended June 30, 2009 compared to the same period of 2008.  The increase in Complete revenue is attributable to an increased frequency of airport-to-airport shippers opting to utilize our Complete service.

Logistics revenue, which is primarily truckload brokerage (TLX) and priced on a per mile basis, decreased $3.2 million, or 20.6%, to $12.3 million in the second quarter of 2009 from $15.5 million in the same period of 2008.  TLX revenue decreased $2.9 million as  miles driven to support our TLX revenue decreased by approximately 6.8% during the three months ended June 30, 2009 compared to the same period in 2008.  Also, TLX average revenue per mile decreased approximately 14.6%. The decrease in average revenue per mile is mainly attributable to decreased fuel surcharges as a result of decreased fuel prices and reduced yields as a result of increased truckload price competition.  The remaining decrease in logistics revenue was primarily driven by a $0.3 million decrease in other non-mileage based logistic revenues which decreased in conjunction with the overall decline in TLX business volumes.

Other revenue, which includes warehousing services and terminal handling, accounts for the final component of Forward Air operating revenue. Other revenue decreased $0.5 million, or 8.1%, to $5.7 million in the second quarter of 2009 from $6.2 million in the same period of 2008.  The decline in revenue was primarily due to volume decreases in conjunction with the decline in our airport-to-airport business.  These declines were partially offset by increases in dedicated pick up and delivery services.

FASI

FASI operating revenue increased $5.3 million and 46.5% to $16.7 million for the three months ended June 30, 2009 from $11.4 million for the same period in 2008.  The increase in revenue is the result of additional activity from the Service Express acquisition on September 8, 2008 and new business awards which began throughout the second quarter of 2009.  These increases were slightly offset by reduced fuel surcharge revenues as a result of declining fuel prices and reduced shipping volumes at pre-acquisition terminals resulting from the current economic recession.

Intercompany Eliminations

Intercompany eliminations decreased $0.4 million, or 57.1% to $0.3 million in the second quarter of 2009 from $0.7 million in the same period of 2008.   The intercompany eliminations are the result of truckload and airport-to-airport services Forward Air provided to FASI during the three months ended June 30, 2009.  FASI also provided cartage services to Forward Air.  The decrease in intercompany eliminations was the result of reduced Forward Air truckload services provided to FASI.  These decreases were partially offset by FASI providing cartage services in support of Forward Air’s Complete service.

Purchased Transportation

Purchased transportation decreased by $5.9 million, or 12.3%, to $42.0 million in the second quarter of 2009 from $47.9 million in the same period of 2008.  As a percentage of total operating revenue, purchased transportation was 42.2% during the three months ended June 30, 2009 compared to 39.4% for the same period in 2008.

Forward Air

Forward Air’s purchased transportation decreased by $7.2 million, or 15.7%, to $38.7 million for the three months ended June 30, 2009 from $45.9 million for the three months ended June 30, 2008. The decrease in purchased transportation is primarily attributable to a 18.7% decrease in miles driven offset by a 3.6% increase in the total cost per mile for the second quarter of 2009 versus the same period in 2008. As a percentage of segment operating revenue, Forward Air purchased transportation was 46.5% during the three months ended June 30, 2009 compared to 41.4% for the same period in 2008.

Purchased transportation costs for our airport-to-airport network decreased $5.6 million, or 16.7%, to $27.9 million for the three months ended June 30, 2009 from $33.5 million for the three months ended June 30, 2008.  For the three months ended June 30, 2009, purchased transportation for our airport-to-airport network increased to 42.7% of airport-to-airport revenue from 37.6% for the same period in 2008.  The $5.6 million decrease is mostly attributable to a 22.2% decrease in miles driven by our network of owner-operators or third party transportation providers and slightly offset by a 0.3% increase in the cost per mile paid to our network of owner-operators or third party transportation providers.  The reduction in miles decreased purchased transportation by $6.7 million while the increase in cost per mile increased purchased transportation by less than $0.1 million.  Miles driven by our network of owner-operators or third party transportation providers decreased in conjunction with the tonnage decline discussed above.  Offsetting these decreases in airport-to-airport purchased transportation was a $1.0 million increase in expenses for third party transportation costs associated with the increased customer utilization of Complete.

Purchased transportation costs for our logistics revenue decreased $1.3 million, or 12.0%, to $9.5 million for the three months ended June 30, 2009 from $10.8 million for the three months ended June 30, 2008. For the three months ended June 30, 2009, logistics’ purchased transportation costs represented 77.2% of logistics revenue versus 69.7% for the three months ended June 30, 2008.  In conjunction with the decline in per mile TLX revenue, the decrease in logistics purchased transportation was primarily due to a 6.8% decrease in miles driven during the three months ended June 30, 2009 compared to the same period in 2008.  In addition, cost per mile decreased by approximately 5.3%. The reduction in miles decreased purchased transportation by $0.7 million while the decrease in cost per mile decreased purchased transportation by $0.4 million.   The reduction in cost per mile was mostly the result of increased utilization of our less costly network of owner-operators.  The remaining decrease in logistics purchase transportation was primarily driven by a $0.2 million decrease in transportation costs associated with other non-mileage based logistic revenues.

Purchased transportation costs related to our other revenue decreased $0.3 million, or 18.8%, to $1.3 million for the three months ended June 30, 2009 from $1.6 million for the three months ended June 30, 2008. Other purchased transportation costs as a percentage of other revenue decreased to 22.8% of other revenue for the three months ended June 30, 2009 from 25.8% for the same period in 2008.   The improvement in other purchased transportation costs as a percentage of other revenue is attributable to the use of Company-employed drivers to provide the transportation services associated with certain dedicated pick up and delivery services.  Further, due to the economic recession we have ceased providing other ancillary services in circumstances in which the overall yield was insufficient.

FASI

FASI purchased transportation increased to $3.6 million for the three months ended June 30, 2009 from $2.7 million for the same period in 2008.  FASI purchased transportation as a percentage of revenue was 21.5% for the three months ended June 30, 2009 compared to 23.7% for the three months ended June 30, 2008.  The decrease in purchased transportation as percentage of revenue is largely attributable to operational efficiencies gained as we integrate our 2008 acquisitions.

Intercompany Eliminations

Intercompany eliminations decreased $0.4 million, or 57.1% to $0.3 million in the second quarter of 2009 from $0.7 million in the same period of 2008.  The intercompany eliminations are the result of truckload and airport-to-airport services Forward Air provided to FASI during the three months ended June 30, 2009.  FASI also provided cartage services to Forward Air.  The decrease in intercompany eliminations was the result of reduced FAI truckload services provided to FASI.  These decreases were offset by FASI providing cartage services in support of FAI’s Complete service.

Salaries, Wages, and Benefits

Salaries, wages and employee benefits decreased by $0.2 million, or 0.7%, to $29.2 million in the second quarter of 2009 from $29.4 million in the same period of 2008.  As a percentage of total operating revenue, salaries, wages and employee benefits was 29.3% during the three months ended June 30, 2009 compared to 24.2% for the same period in 2008.

Forward Air

Salaries, wages and employee benefits of Forward Air decreased by $3.6 million, or 14.6%, to $21.1 million in the second quarter of 2009 from $24.7 million in the same period of 2008.  Salaries, wages and employee benefits were 25.3% of Forward Air’s operating revenue in the second quarter of 2009 compared to 22.3% for the same period of 2008.  The $3.6 million decrease in salaries, wages, and benefits was driven by a reduction in employee incentives and our efforts to reduce personnel costs in conjunction with the overall decline in Forward Air revenue.  Expenses for employee incentives decreased $1.4 million, or 1.3% as a percentage of revenue, as a result of failures to meet internal performance goals during the second quarter of 2009. Our efforts to reduce personnel costs to date have primarily focused on controlling airport-to-airport variables wages, such as dock personnel.  Through these reductions we have reduced terminal related pay by approximately $1.8 million, or 0.9% as a percentage of revenue.  The remaining $0.4 million decrease was driven by reductions in sales force and various back-office functions.  However, we have not been able to reduce the fixed components of our salaries and benefits, such as management pay, share-based compensation, and health insurance costs at the same rate at which our revenue has declined, and as a result salaries, wages, and benefits increased as a percentage of revenue.

FASI

FASI salaries, wages and employee benefits increased to $8.1 million for the three months ended June 30, 2009 compared to $4.7 million for the three months ended June 30, 2008.  As a percentage of FASI operating revenue, salaries, wages and benefits increased to 48.5% for the three months ended June 30, 2009 compared to 41.2% for the same period in 2008.  FASI salaries, wages and employee benefits are higher as a percentage of operating revenue than our Forward Air segment, as a larger percentage of the transportation services are performed by Company-employed drivers.  The increase in salaries, wages and employee benefits as a percentage of revenue is attributable to the acquisition of Service Express in September 2008 and increases to our reserves for FASI worker’s compensation claims.  The terminals we acquired with the Service Express acquisition utilize a much higher percentage of contract labor for its dock personnel than used by preexisting FASI terminals.  Contract labor is more expensive in the short term than Company-employed cargo handlers and dock personnel.  Contract labor increased to 9.4% of revenue during the three months ended June 30, 2009 from 4.0% in the same period in 2008.  We continue to evaluate the proper utilization of contract labor in these terminals.   In addition, worker’s compensation expense increased $0.3 million, or 1.6% as a percentage of revenue, due to a $0.1 million increase in current claims and a $0.2 million increase in our loss development reserves resulting from an actuarial analysis of our workers’ compensation claims.

Operating Leases

Operating leases increased by $0.9 million, or 15.3%, to $6.8 million in the second quarter of 2009 from $5.9 million in the same period of 2008.  Operating leases, the largest component of which is facility rent, were 6.8% of consolidated operating revenue for the three months ended June 30, 2009 compared with 4.8% in the same period of 2008.

Forward Air

Operating leases increased $0.1 million, or 2.2%, to $4.7 million in the second quarter of 2009 from $4.6 million in the same period of 2008.  Operating leases were 5.6% of Forward Air operating revenue for the three months ended June 30, 2009 compared with 4.2% in the same period of 2008.  The increase in operating leases in total dollars was attributable to a $0.1 million increase in facility rent expense due to the expansion of existing facilities for our IT and TLX groups.

FASI

FASI operating lease expense increased $0.8 million to $2.1 million for the three months ended June 30, 2009 from $1.3 million for the same period in 2008.  Approximately $0.8 million of the increase was attributable to higher facility rent expense due to the increased number of terminals resulting from the Service Express acquisition.

Depreciation and Amortization

Depreciation and amortization increased $0.8 million, or 20.0%, to $4.8 million in the second quarter of 2009 from $4.0 million in the same period of 2008.  Depreciation and amortization was 4.8% of consolidated operating revenue for the three months ended June 30, 2009 compared with 3.3% in the same period of 2008.

Forward Air

Depreciation and amortization increased $0.3 million, or 8.3%, to $3.9 million in the second quarter of 2009 from $3.6 million in the same period of 2008.  Depreciation and amortization expense as a percentage of Forward Air operating revenue was 4.7% in the second quarter of 2009 compared to 3.2% in the same period of 2008.  Trailer depreciation increased $0.1 million due to new trailers placed in service during the fourth quarter of 2008.  Amortization expense decreased $0.1 million as the result of impairment charges recorded during the first quarter of 2009.  Other depreciation increased $0.3 million as a result of capital expenditures for improvements and expansion of existing facilities.  In addition to these increases, the increase in depreciation and amortization expense as a percentage of revenue is primarily due to the significant reduction in Forward Air revenue discussed above.

FASI

FASI depreciation and amortization increased $0.5 million to $0.9 million for the three months ended June 30, 2009 from $0.4 million for the same period in 2008.  Depreciation and amortization expense as a percentage of FASI operating revenue was 5.4% in the second quarter of 2009 compared to 3.5% in the same period of 2008.    Depreciation on tractors and trailers obtained in conjunction with our acquisitions of Service Express accounted for $0.3 million of the increase.  Amortization of intangible assets also increased $0.1 million due to intangible assets acquired through the Service Express acquisition.  The remaining $0.1 million increase was attributable to depreciation on terminal improvements for conveyors, security systems and office improvements.

Insurance and Claims

Insurance and claims expense increased $0.6 million, or 37.5%, to $2.2 million for the three months ended June 30, 2009 from $1.6 million for the three months ended June 30, 2008.  Insurance and claims were 2.2% of consolidated operating revenue for the three months ended June 30, 2009 compared with 1.3% for the same period in 2008.

Forward Air

Insurance and claims was 2.0% of Forward Air operating revenue in the second quarter of 2009, compared with 1.4% for the same period in 2008.  The $0.1 million, or 6.2% increase in insurance and claims for the second quarter of 2009 compared to the second quarter of 2008 is the result of increases in our vehicle claims reserves offset by reduced cargo claims.  We increased our reserves for vehicle claims by $0.2 million as the result of an actuary analysis of our claims experience.  The increase in vehicle claims reserve was offset by a $0.1 million decrease in cargo claims during the second quarter of 2009 compared to the same period in 2008.  Cargo claims have decreased in conjunction with the decline in business volumes discussed previously.

FASI

FASI insurance and claims for the three months ended June 30, 2009 was $0.5 million and increased to 3.0% of revenues for the three months ended June 30, 2009.  The $0.5 million increase in insurance and claims is primarily the result of insurance audit refunds received during the three month ended June 30, 2008 that substantially offset other insurance and claim expenses incurred during the same period.  The three months ended June 30, 2009 included $0.3 million of vehicle insurance and claims expense and $0.2 million of cargo related claims.

Fuel Expense

Fuel expense decreased $1.7 million, to $1.6 million in the second quarter of 2009 from $3.3 million in the same period of 2008.  Fuel expense was 1.6% of consolidated operating revenue for the three months ended June 30, 2009 compared with 2.7% in the same period of 2008.

Forward Air

Fuel expense was 0.8% of Forward Air operating revenue in the second quarter of 2009 compared to 1.6% in the same period of 2008. The $1.1 million, or 61.1%, decrease was primarily due to the significant reduction in average fuel prices during the three months ended June 30, 2009 as compared to the same period in 2008.

FASI

FASI fuel expense decreased $0.6 million, or 40.0%, to $0.9 million in the second quarter of 2009 from $1.5 million in the same period of 2008.  Fuel expenses were 5.4% of FASI operating revenue in the second quarter of 2009 compared to 13.2% in the second quarter of 2008.  FASI fuel expense is significantly higher as a percentage of operating revenue than Forward Air’s fuel expense, as FASI utilizes a higher ratio of Company-employed drivers and Company-owned or leased vehicles in its operations than Forward Air.  The decrease in fuel expense was primarily due to the significant reduction in average fuel prices during the three months ended June 30, 2009 as compared to the same period in 2008 offset by increased activity as a result of the Service Express acquisition.

Other Operating Expenses

Other operating expenses decreased $1.0 million, or 10.9%, to $8.2 million in the second quarter of 2009 from $9.2 million in the same period of 2008.  Other operating expenses were 8.2% of consolidated operating revenue for the three months ended June 30, 2009 compared with 7.6% in the same period of 2008.

Forward Air

Other operating expenses decreased $1.3 million, or 16.3%, to $6.7 million during the three months ended June 30, 2009 from $8.0 million in the same period of 2008.  Other operating expenses were 8.1% of Forward Air operating revenue in the second quarter of 2009 compared to 7.2% in the same period of 2008. The increase as a percentage of revenue is the result of expenses not decreasing at the same rate as revenue.  Volume related expenses such as tires, dock supplies, maintenance and station handling fees decreased $1.7 million and 23.9% due to the decreased business volumes discussed previously.  However, these decreases were offset by a $0.4 million increase in reserves for property and other taxes associated with our company-owned terminals.

FASI

FASI other operating expenses increased $0.3 million, or 25.0%, to $1.5 million for the three months ended June 30, 2009 compared to $1.2 million for the same period in 2008.  FASI other operating expenses for the second quarter of 2009 were 9.0% of the segment’s operating revenue compared to 10.5% for the same period in 2008.  The $0.3 million increase is attributable to the increased revenue activity associated with the acquisition of Service Express.    The decrease as a percentage of revenue is attributable to the increase in revenue outpacing the increase in other operating expenses.

Results from Operations

Income from operations decreased by $15.4 million to $4.9 million for the second quarter of 2009 compared to $20.3 million in the same period of 2008. Income from operations was 4.9% of consolidated operating revenue for the three months ended June 30, 2009 compared with 16.7% in 2008.

Forward Air

Income from operations decreased by $14.9 million, or 72.0%, to $5.8 million for the second quarter of 2009 compared with $20.7 million for the same period in 2008.  Income from operations as a percentage of Forward Air operating revenue was 7.0% for the three months ended June 30, 2009 compared with 18.7% in 2008.  The decrease in income from operations was primarily the result of the decreased revenues discussed above and our inability at this time to reduce expenses at the same pace as the decline in revenue.

FASI

FASI loss from operations increased approximately $0.5 million to a $0.9 million loss for the three months ended June 30, 2009 from a $0.4 million loss for the three months ended June 30, 2008.  The increase in loss is primarily driven by increased insurance and claims expense.  Insurance and claims increased $0.5 million on increased activity associated with the Service Express acquisition and refunds of insurance audit premiums that offset insurance and claims expenses during second quarter of 2008.

Interest Expense

Interest expense decreased approximately $0.1 million, or 33.3%, to $0.2 million for the three months ended June 30, 2009 compared to $0.3 million for the three months ended June 30, 2008.  The decrease in interest expense is due to the decline in the interest rate on net borrowings of our senior credit facility.

Other, Net

Other, net was expense of less than $0.1 million for the three months ended June 30, 2009 and 2008.

Income Taxes

The combined federal and state effective tax rate for the second quarter of 2009 was 40.0% compared to a rate of 39.5% for the same period in 2008.  The increase in our effective tax rate is primarily attributable to the decline in our net income before tax combined with an increase in share-based compensation on incentive stock options.  The share-based compensation for incentive stock options is mostly not deductible for income tax reporting.

Net Income

As a result of the foregoing factors, net income decreased by $9.3 million, to $2.8 million for the second quarter of 2009 compared to $12.1 million for the same period in 2008.

Results of Operations

The following table sets forth our consolidated historical financial data for the six months ended June 30, 2009 and 2008 (in millions):

	Six months ended
	June 30,	June 30,
	2009	2008	Change	% Change
Operating revenue	$196.3	$229.5	$(33.2)	(14.5)%
Operating expenses:
Purchased transportation	82.1	91.4	(9.3)	(10.2)
Salaries, wages, and employee benefits	58.2	55.9	2.3	4.1
Operating leases	13.8	10.7	3.1	29.0
Depreciation and amortization	9.7	7.7	2.0	26.0
Insurance and claims	4.9	3.9	1.0	25.6
Fuel expense	3.3	5.4	(2.1)	(38.9)
Other operating expenses	17.2	17.5	(0.3)	(1.7)
Impairment of goodwill	7.2	--	7.2	100.0
Total operating expenses	196.4	192.5	3.9	2.0
Income from operations	(0.1)	37.0	(37.1)	(100.3)
Other income (expense):
Interest expense	(0.3)	(0.6)	0.3	(50.0)
Other, net	--	0.2	(0.2)	(100.0)
Total other (expense) income	(0.3)	(0.4)	0.1	(25.0)
Income before income taxes	(0.4)	36.6	(37.0)	(101.1)
Income taxes	(0.1)	14.4	(14.5)	(100.7)
Net income	$(0.3)	$22.2	$(22.5)	(101.4)%

The following table sets forth our historical financial data by segment for the six months ended June 30, 2009 and 2008 (in millions):

	Six months ended
	June 30,	Percent of	June 30,	Percent of		Percent
	2009	Revenue	2008	Revenue	Change	Change
Operating revenue
Forward Air	$165.5	84.3%	$211.2	92.0%	$(45.7)	(21.6)%
FASI	31.4	16.0	19.2	8.4	12.2	63.5
Intercompany Eliminations	(0.6)	(0.3)	(0.9)	(0.4)	0.3	(33.3)
Total	196.3	100.0	229.5	100.0	(33.2)	(14.5)

Purchased transportation
Forward Air	76.2	46.1	88.2	41.8	(12.0)	(13.6)
FASI	6.4	20.4	4.1	21.4	2.3	56.1
Intercompany Eliminations	(0.5)	83.3	(0.9)	100.0	0.4	(44.4)
Total	82.1	41.8	91.4	39.8	(9.3)	(10.2)

Salaries, wages and employee benefits
Forward Air	42.5	25.7	47.3	22.4	(4.8)	(10.1)
FASI	15.7	50.0	8.6	44.8	7.1	82.6
Total	58.2	29.7	55.9	24.3	2.3	4.1

Operating leases
Forward Air	9.5	5.7	8.9	4.2	0.6	6.7
FASI	4.3	13.7	1.8	9.4	2.5	138.9
Total	13.8	7.0	10.7	4.7	3.1	29.0

Depreciation and amortization
Forward Air	7.9	4.8	7.0	3.3	0.9	12.9
FASI	1.8	5.7	0.7	3.6	1.1	157.1
Total	9.7	4.9	7.7	3.4	2.0	26.0

Insurance and claims
Forward Air	4.0	2.4	3.4	1.6	0.6	17.6
FASI	0.9	2.9	0.5	2.6	0.4	80.0
Total	4.9	2.5	3.9	1.7	1.0	25.6

Fuel expense
Forward Air	1.5	0.9	3.1	1.4	(1.6)	(51.6)
FASI	1.8	5.7	2.3	12.0	(0.5)	(21.7)
Total	3.3	1.7	5.4	2.4	(2.1)	(38.9)

Other operating expenses
Forward Air	14.1	8.5	15.4	7.3	(1.3)	(8.4)
FASI	3.2	10.2	2.1	10.9	1.1	52.4
Intercompany Eliminations	(0.1)	16.7	--	--	(0.1)	(100.0)
Total	17.2	8.8	17.5	7.6	(0.3)	(1.7)

Impairment of goodwill and other intangible assets
Forward Air	0.2	0.1	--	--	0.2	100.0
FASI	7.0	22.3	--	--	7.0	100.0
Total	7.2	3.7	--	--	7.2	100.0

(Loss) income from operations
Forward Air	9.6	5.8	37.9	18.0	(28.3)	(74.7)
FASI	(9.7)	(30.9)	(0.9)	(4.7)	(8.8)	977.8
Total	$(0.1)	(0.1)%	$37.0	16.1%	$(37.1)	(100.3)%

The following table presents the components of the Forward Air segment’s operating revenue and purchased transportation for the six months ended June 30, 2009 and 2008 (in millions):

	For six months ended
	June 30,	Percent of	June 30,	Percent of		Percent
	2009	Revenue	2008	Revenue	Change	Change
Forward Air revenue
Airport-to-airport	$128.5	77.6%	$171.2	81.1%	$(42.7)	(24.9)%
Logistics	25.6	15.5	28.0	13.2	(2.4)	(8.6)
Other	11.4	6.9	12.0	5.7	(0.6)	(5.0)
Total	$165.5	100.0%	$211.2	100.0%	$(45.7)	(21.6)%

Forward Air purchased transportation
Airport-to-airport	$54.1	42.1%	$65.0	38.0%	$(10.9)	(16.8)%
Logistics	19.8	77.3	20.0	71.4	(0.2)	(1.0)
Other	2.3	20.2	3.2	26.7	(0.9)	(28.1)
Total	$76.2	46.1%	$88.2	41.8%	$(12.0)	(13.6)%

Six months Ended June 30, 2009 compared to Six months Ended June 30, 2008

Revenues

Operating revenue decreased by $33.2 million, or 14.5%, to $196.3 million for the six months ended June 30, 2009 from $229.5 million in the same period of 2008.

Forward Air

Forward Air operating revenue decreased $45.7 million, or 21.6%, to $165.5 million from $211.2 million, accounting for 84.3% of consolidated operating revenue for the six months ended June 30, 2009 compared to 92.0% for the same period in 2008. Airport-to-airport revenue, which is the largest component of our consolidated operating revenue, decreased $42.7 million, or 24.9%, to $128.5 million from $171.2 million, accounting for 77.6% of the segment’s operating revenue during the six months ended June 30, 2009 compared to 81.1% for the same period in 2008.  A significant decrease in tonnage and a decrease in our base revenue per pound, excluding net fuel surcharge revenue and Forward Air Complete revenue, accounted for $35.8 million of the decline in airport-to-airport revenue. Our airport-to-airport business is priced on a per pound basis and the average revenue per pound, excluding the impact of fuel surcharges and Forward Air Complete, decreased 2.3% for the six months ended June 30, 2009 versus the six months ended June 30, 2008. Tonnage that transited our network decreased by 22.2% in the six months ended June 30, 2009 compared with the six months ended June 30, 2008.  The decrease in tonnage was primarily driven by the impact of the continuing economic recession and the resulting reduction in shipping activity.  Average base revenue per pound decreased due to the continued shift in revenue mix to shorter distance and lower price per pound routes as well as increased pricing competition brought on by the current economic environment.  The remaining decrease in airport-to-airport revenue is the result of reduced net fuel charge revenue offset by increased revenue from our Forward Air Complete pick-up and delivery service.  Net fuel surcharge revenue decreased $9.7 million during the six months ended June 30, 2009 as compared to six months ended June 30, 2008 as a result of decreasing fuel prices as well as decreased overall business volumes.  Partially offsetting these decreases was a $2.8 million increase in Forward Air Complete (“Complete”) revenue during the six months ended June 30, 2009 compared to the same period of 2008.  The increase in Complete revenue is attributable to an increased frequency of airport-to-airport shippers opting to utilize our Complete service.

Logistics revenue, which is primarily truckload brokerage (TLX), decreased $2.4 million, or 8.6%, to $25.6 million for the six months ended June 30, 2009 from $28.0 million for the same period of 2008.  TLX revenue decreased $2.9 million, or approximately 11.2%, as the increase in miles driven to support TLX were offset by reduced revenue per mile.  The miles driven to support TLX revenue increased by approximately 1.2% but the TLX average revenue per mile decreased approximately 12.3% during the six months ended June 30, 2009 compared to the same period in 2008.  The decrease in average revenue per mile is mainly attributable to decreased fuel surcharge revenue as a result of lower fuel prices, reduced yields driven by increased truckload price competition, and increased use of TLX truckloads to strategically place owner operators in our airport-to-airport network.  Offsetting the decrease in TLX revenue was a $0.5 million increase in other non-mileage based logistic revenues, primarily due to the acquisition of Pinch in March 2008.

Other revenue, which includes warehousing services and terminal handling, accounts for the final component of Forward Air operating revenue. Other revenue decreased $0.6 million, or 5.0%, to $11.4 million for the six months ended June 30, 2009 from $12.0 million in the same period of 2008.  The decline in revenue was primarily due to volume decreases in conjunction with the decline in our airport-to-airport business.  These declines were partially offset by increases in certain dedicated pick up and delivery services.

FASI

FASI operating revenue increased $12.2 million, or 63.5%, to $31.4 million for the six months ended June 30, 2009 from $19.2 million for the same period in 2008.  The increase in revenue is the result of additional activity from the Service Express acquisition on September 8, 2008 and new business awards which began throughout the second quarter of 2009.  These increases were slightly offset by reduced fuel surcharge revenues as a result of declining fuel prices and reduced shipping volumes at pre-acquisition terminals resulting from the current economic recession.

Intercompany Eliminations

Intercompany eliminations decreased $0.3 million, or 33.3%, to $0.6 million for the six months ended June 30, 2009 from $0.9 million in the same period of 2008.   The intercompany eliminations are the result of truckload and airport-to-airport services Forward Air provided to FASI during the six months ended June 30, 2009.  FASI also provided cartage services to Forward Air.  The decrease in intercompany eliminations was the result of reduced Forward Air truckload services provided to FASI.  These decreases were partially offset by FASI providing cartage services in support of Forward Air’s Complete service.

Purchased Transportation

Purchased transportation decreased by $9.3 million, or 10.2%, to $82.1 million for the six months ended June 30, 2009 from $91.4 million in the same period of 2008.  As a percentage of total operating revenue, purchased transportation was 41.8% during the six months ended June 30, 2009 compared to 39.8% for the same period in 2008.

Forward Air

Forward Air’s purchased transportation decreased by $12.0 million, or 13.6%, to $76.2 million for the six months ended June 30, 2009 from $88.2 million for the six months ended June 30, 2008. The decrease in purchased transportation is primarily attributable to a 17.2% decrease in miles driven offset by a 4.3% increase in the total cost per mile for the first six months of 2009 versus the same period in 2008. As a percentage of segment operating revenue, Forward Air purchased transportation was 46.1% during the six months ended June 30, 2009 compared to 41.8% for the same period in 2008.

Purchased transportation costs for our airport-to-airport network decreased $10.9 million, or 16.8%, to $54.1 million for the six months ended June 30, 2009 from $65.0 million for the six months ended June 30, 2008.  For the six months ended June 30, 2009, purchased transportation for our airport-to-airport network increased to 42.1% of airport-to-airport revenue from 38.0% for the same period in 2008.  The $10.9 million decrease is mostly attributable to a 22.4% decrease in miles driven by our network of owner-operators or third party transportation providers slightly offset by a 0.1% increase in the cost per mile paid to our network of owner-operators or third party transportation providers.  The reduction in miles decreased purchased transportation by $13.3 million while the increase in cost per mile increased purchased transportation by less than $0.1 million.  Miles driven by our network of owner-operators or third party transportation providers decreased in conjunction with the tonnage decline discussed above.  Offsetting these decreases in airport-to-airport purchased transportation was a $2.3 million increase in expenses for third party transportation costs associated with the increased customer utilization of Complete.

Purchased transportation costs for our logistics revenue decreased $0.2 million, or 1.0%, to $19.8 million for the six months ended June 30, 2009 from $20.0 million for the six months ended June 30, 2008. For the six months ended June 30, 2009, logistics’ purchased transportation costs represented 77.3% of logistics revenue versus 71.4% for the six months ended June 30, 2008. The decrease in logistics purchased transportation is partially attributable to $0.3 million decrease in purchase transportation associated with other non-mileage based logistic revenues.  The decreases were offset by $0.1 million, or 0.8%, increase in TLX purchased transportation.  We increased the number of miles driven to support our TLX revenue by approximately 1.2% during the six months ended June 30, 2009 compared to the same period in 2008, but reduced the cost per mile by approximately 0.4%.   The reduction in cost per mile was mostly attributable to the increased utilization of our less costly network of owner-operators.  Logistics purchase transportation increased as a percentage of revenue primarily due to the decline in yield per mile resulting from lower fuel surcharges and increased truckload pricing competition.  These decreases have reduced our TLX yield per mile at a faster rate than we can reduce the related cost per mile.

Purchased transportation costs related to Forward Air’s other revenue decreased $0.9 million, or 28.1%, to $2.3 million for the six months ended June 30, 2009 from $3.2 million for the six months ended June 30, 2008. Other purchased transportation costs as a percentage of other revenue decreased to 20.2% of other revenue for the six months ended June 30, 2009 from 26.7% for the same period in 2008.   The improvement in other purchased transportation costs as a percentage of other revenue is attributable to the use of Company-employed drivers to provide the transportation services associated with certain dedicated pick up and delivery services.  Further, due to the economic recession we have ceased providing other ancillary services in circumstances in which the overall yield was insufficient.

FASI

FASI purchased transportation increased to $6.4 million for the six months ended June 30, 2009 from $4.1 million for the same period in 2008.  FASI purchased transportation as a percentage of revenue was 20.4% for the six months ended June 30, 2009 compared to 21.4% for the six months ended June 30, 2008.  The increase in purchased transportation is mainly due to our continued expansion of the FASI business through the acquisitions of Pinch and Service Express in March 2008 and September 2008, respectively.  The decrease in purchased transportation as percentage of revenue is largely attributable to operating efficiencies gained as we continue to integrate our 2008 acquisitions.

Intercompany Eliminations

Intercompany eliminations decreased $0.4 million, or 44.4%, to $0.5 million for the six months ended June 30, 2009 from $0.9 million in the same period of 2008.   The intercompany eliminations are the result of truckload and airport-to-airport services Forward Air provided to FASI during the three months ended June 30, 2009.  FASI also provided cartage services to Forward Air.  The decrease in intercompany eliminations was the result of reduced FAI truckload services provided to FASI.  These decreases were offset by FASI providing cartage services in support of FAI’s Complete service.

Salaries, Wages, and Benefits

Salaries, wages and employee benefits increased by $2.3 million, or 4.1%, to $58.2 million in for the six months ended June 30, 2009 from $55.9 million in the same period of 2008.  As a percentage of total operating revenue, salaries, wages and employee benefits was 29.7% during the six months ended June 30, 2009 compared to 24.3% for the same period in 2008.

Forward Air

Salaries, wages and employee benefits of Forward Air decreased by $4.8 million, or 10.1%, to $42.5 million for the six months ended June 30, 2009 from $47.3 million in the same period of 2008.  Salaries, wages and employee benefits were 25.7% of Forward Air’s operating revenue for the six months ended June 30, 2009 compared to 22.4% for the same period of 2008.  The $4.8 million decrease in salaries, wages, and benefits was driven by a reduction in employee incentives and our efforts to reduce personnel costs in conjunction with the overall decline in Forward Air revenue.  Expenses for employee incentives decreased $1.4 million, or 0.6% as a percentage of revenue, as a result of failures to meet internal performance goals during the six months ended June 30, 2009. Our efforts to reduce personnel costs to date have primarily focused on controlling airport-to-airport variables wages, such as dock personnel.  Through these reductions we have reduced terminal related pay by approximately $3.2 million, or 0.7% as a percentage of revenue.  The remaining $0.2 million decrease was driven by reductions in sales force and various back-office functions offset by increases in share-based compensation, workers compensation claim and health insurance costs.  We have not been able to reduce the fixed components of our salaries and benefits, such as management pay, share-based compensation, and health insurance costs at the same rate at which Forward Air revenue has declined, and as a result salaries, wages, and benefits increased as a percentage of revenue.

FASI

FASI salaries, wages and employee benefits increased to $15.7 million for the six months ended June 30, 2009 compared to $8.6 million for the six months ended June 30, 2008.  As a percentage of FASI operating revenue, salaries, wages and benefits increased to 50.0% for the six months ended June 30, 2009 compared to 44.8% for the same period in 2008.  FASI salary, wages and employee benefits are higher as a percentage of operating revenue than our Forward Air segment, as a larger percentage of the transportation services are performed by Company-employed drivers.  The increase in salaries, wages and employee benefits as a percentage of revenue is attributable to the acquisition of Service Express in September 2008 and to additional reserves recorded to increase our reserves for FASI worker’s compensation claims.  The terminals we acquired with the Service Express acquisition utilize a much higher percentage of contract labor for its dock personnel than used by preexisting FASI terminals.  Contract labor is more expensive in the short term than Company-employed cargo handlers and dock personnel.  Contract labor increased to 8.5% of revenue during the six months ended June 30, 2009 from 2.8% in the same period in 2008.  We continue to evaluate the proper utilization of contract labor in these terminals.   Worker’s compensation expense increased $0.4 million, or 0.8% as a percentage of revenue, due to a $0.2 million increase in current claims and a $0.2 million increase in our loss development reserves resulting from an actuarial analysis of our workers’ compensation claims.  The increases were partially offset by reductions in manager and back office salaries as a percentage of revenue.  These reductions were driven by improvements in terminal efficiencies as we continue to integrate our 2008 acquisitions and headcount reductions made during the second quarter of 2009.

Operating Leases

Operating leases increased by $3.1 million, or 29.0%, to $13.8 million for the six months ended June 30, 2009 from $10.7 million in the same period of 2008.  Operating leases, the largest component of which is facility rent, were 7.0% of consolidated operating revenue for the six months ended June 30, 2009 compared with 4.7% in the same period of 2008.

Forward Air

Operating leases increased $0.6 million, or 6.7%, to $9.5 million for the six months ended June 30, 2009 from $8.9 million in the same period of 2008.  Operating leases were 5.7% of Forward Air operating revenue for the six months ended June 30, 2009 compared with 4.2% in the same period of 2008.  The increase in operating leases in total dollars was attributable to a $0.5 million increase in facility rent expense due to the assumption of additional facilities as a result of the Pinch acquisition and the expansion of other facilities. Operating leases also increased $0.1 million for trailer and tractor leases assumed in conjunction with the Pinch acquisition.

FASI

FASI operating lease expense increased $2.5 million to $4.3 million for the six months ended June 30, 2009 from $1.8 million for the same period in 2008.  Approximately $1.9 million of the increase was attributable to higher facility rent expense due to the increased number of terminals resulting from the Pinch and Service Express acquisitions.  Operating leases also increased $0.6 million for trailer and tractor leases assumed in conjunction with the acquisitions of Pinch and Service Express.

Depreciation and Amortization

Depreciation and amortization increased $2.0 million, or 26.0%, to $9.7 million for the six months ended June 30, 2009 from $7.7 million in the same period of 2008.  Depreciation and amortization was 4.9% of consolidated operating revenue for the six months ended June 30, 2009 compared with 3.4% in the same period of 2008.

Forward Air

Depreciation and amortization increased $0.9 million, or 12.9%, to $7.9 million for the six months ended June 30, 2009 from $7.0 million in the same period of 2008.  Depreciation and amortization expense as a percentage of Forward Air operating revenue was 4.8% for the six months ended June 30, 2009 compared to 3.3% in the same period of 2008.  The increase in depreciation and amortization expense is attributable to increased depreciation on new trailers, terminal and facility leasehold improvements, software and computer equipment and amortization of intangible assets.  Trailer depreciation increased $0.2 million due to new trailers placed in service during the fourth quarter of 2008.  Amortization expense increased $0.1 million for amortization of intangible assets acquired with the Pinch acquisition in March 2008.  Other depreciation increased $0.6 million as a result of capital expenditures for improvements to new and expanded facilities and for capital expenditures required to assimilate rolling equipment, terminals and office facilities obtained through our recent acquisitions into our network.  The increase in depreciation and amortization expense as a percentage of revenue is primarily due to the significant reduction in Forward Air revenue discussed above.

FASI

FASI depreciation and amortization increased $1.1 million to $1.8 million for the six months ended June 30, 2009 from $0.7 million for the same period in 2008.  Depreciation on tractors and trailers obtained in conjunction with our acquisitions of Pinch and Service Express accounted for $0.5 million of the increase.  Amortization of intangible assets also increased $0.3 million due to intangible assets acquired with the Pinch and Service Express acquisitions.  The remaining $0.3 million increase was attributable to depreciation on terminal improvements for conveyors, security systems and office improvements as well as depreciation on non-rolling stock assets acquired with the Pinch and Service Express acquisitions.

Insurance and Claims

Insurance and claims expense increased $1.0 million, or 25.6%, to $4.9 million for the six months ended June 30, 2009 from $3.9 million for the six months ended June 30, 2008.  Insurance and claims were 2.5% of consolidated operating revenue for the six months ended June 30, 2009 compared with 1.7% for the same period in 2008.

Forward Air

Insurance and claims was 2.4% of Forward Air operating revenue for the six months ended June 30, 2009, compared with 1.6% in 2008.  The $0.6 million, or 17.6%, increase in insurance and claims for the six months ended June 30, 2009 compared to the same period in 2008 is the result of increases in our vehicle insurance premiums, loss development reserves and cargo claims.  Insurance premiums increased $0.3 million as a result of the increased number of our owner operators in our network as well as the increased number of Company-employed drivers and trailers during the six months ended June 30, 2009 as compared to the same period in 2008.  Our loss development reserves for vehicle accidents were increased by approximately $0.2 million based on an updated analysis of Forward Air’s vehicle accident claim experience.  Additionally, our cargo claims increased $0.1 million during the six months ended June 30, 2009 compared to the same period in 2008 primarily due to an individual cargo claim of approximately $0.2 million.  Excluding the large individual claim, our cargo claims have decreased consistently with the declines in business volumes.

FASI

FASI insurance and claims increased $0.4 million, or 80.0%, to $0.9 million for the six months ended June 30, 2009 from $0.5 million for the six months ended June 30, 2008.  Insurance and claims as a percentage of FASI operating revenue increased to 2.9% for the six months ended June 30, 2009 compared to 2.6% of revenues for the six months ended June 30, 2008.  The $0.4 million increase in insurance and claims is primarily the result of refunds from insurance premiums that were received during the six months ended June 30, 2008 that partially offset other insurance and claim expenses incurred during the same period.  The six months ended June 30, 2009 included $0.4 million of vehicle claims and insurance and $0.5 million of cargo related claims.

Fuel Expense

Fuel expense decreased $2.1 million, to $3.3 million for the six months ended June 30, 2009 from $5.4 million in the same period of 2008.  Fuel expense was 1.7% of consolidated operating revenue for the six months ended June 30, 2009 compared with 2.4% in the same period of 2008.

Forward Air

Fuel expense was 0.9% of Forward Air operating revenue during the six months ended June 30, 2009 compared to 1.4% in the same period of 2008. The $1.6 million, or 51.6%, decrease was primarily due to the significant reduction in average fuel prices during the six months ended June 30, 2009 as compared to the same period in 2008.

FASI

FASI fuel expense decreased $0.5 million, or 21.7%, to $1.8 million during the six months ended June 30, 2009 from $2.3 million in the same period of 2008.  Fuel expenses were 5.7% of FASI operating revenue during the six months ended June 30, 2009 compared to 12.0% for the same period in 2008.  FASI fuel expense is significantly higher as a percentage of operating revenue than Forward Air’s fuel expense, as FASI utilizes a higher ratio of Company-employed drivers and Company-owned or leased vehicles in its operations than Forward Air.  The decrease in fuel expense was primarily due to the significant reduction in average fuel prices during the six months ended June 30, 2009 as compared to the same period in 2008 offset by increased activity as a result of the Pinch and Service Express acquisitions.

Other Operating Expenses

Other operating expenses decreased $0.3 million, or 1.7%, to $17.2 million for the six months ended June 30, 2009 from $17.5 million in the same period of 2008.  Other operating expenses were 8.8% of consolidated operating revenue for the six months ended June 30, 2009 compared with 7.6% in the same period of 2008.

Forward Air

Other operating expenses decreased $1.3 million, or 8.4%, to $14.1 million during the six months ended June 30, 2009 from $15.4 million in the same period of 2008.  Other operating expenses were 8.5% of Forward Air operating revenue during the six months ended June 30, 2009 compared to 7.3% in the same period of 2008. The increase as a percentage of revenue is the result of expenses not decreasing at the same rate as revenue.  Volume related expenses such as tires, dock supplies, maintenance and station handling fees decreased $2.8 million and 20.1%.  However, these decreases were offset by a $0.4 expense for the cancellation of certain sales and promotion events and a $1.1 million increase in reserves for property and other taxes primarily associated with our company-owned terminals.

FASI

FASI other operating expenses increased $1.1 million to $3.2 million for the six months ended June 30, 2009 compared to $2.1 million for the same period in 2008.  FASI other operating expenses for the six months ended June 30, 2009 were 10.2% of the segment’s operating revenue compared to 10.9% for the same period in 2008.  The $1.1 million increase is attributable to increased volume related expenses, such as dock supplies, tires, and vehicle maintenance.  The increase in the volume related expenses was directly related to the increased revenue activity associated with the acquisitions of Pinch and Service Express.  The decrease as a percentage of revenue is attributable to the increase in revenue outpacing the increase in other operating expenses.

Intercompany Eliminations

Intercompany eliminations were $0.1 million during the six months ended June 30, 2009. The intercompany eliminations are for agent station services FASI provided to FAI during the six months ended June 30, 2009.

Impairment of Goodwill and Other Intangible Assets

Impairment of goodwill and other intangible assets was $7.2 million during the six months ended June 30, 2009.  Impairment of goodwill was 3.7% of consolidated operating revenue for the six months ended June 30, 2009.

Forward Air

Impairment of goodwill and other intangible assets was $0.2 million, or 0.1%, of Forward Air operating revenue, during the six months ended June 30, 2009.   During the six months ended June 30, 2009, Forward Air recorded a $0.2 million charge to write off the net book value of certain truckload and cargo handling customer relationships that had been discontinued during the six months ended June 30, 2009.

FASI

During the six months ended June 30, 2009, we determined there were indicators of potential impairment of the goodwill assigned to the FASI segment.  This determination was made based on the continuing economic recession, declines in current market valuations and FASI operating losses in excess of expectations.  As a result, we performed an interim impairment test as of June 30, 2009.  Based on the results of the impairment test, we recorded a non-cash goodwill impairment charge of $7.0 million related to the FASI segment during the six months ended June 30, 2009.

Results from Operations

Results from operations decreased to a $0.1 million loss from operations during the six months ended June 30, 2009.   The loss from operations was 0.1% of consolidated operating revenue for the six months ended June 30, 2009.  Income from operations for the six months ended June 30, 2008 was $37.0 million, or 16.1% as a percentage of consolidated operating revenue.

Forward Air

Income from operations decreased by $28.3 million, or 74.7%, to $9.6 million during the six months ended June 30, 2009 compared with $37.9 million for the same period in 2008.  Income from operations as a percentage of Forward Air operating revenue was 5.8% for the six months ended June 30, 2009 compared with 18.0% in 2008.  The decrease in income from operations was primarily the result of the decreased revenues discussed above and our inability at this time to reduce expenses at the same pace as the decline in revenue.

FASI

FASI loss from operations increased $8.8 million to a $9.7 million loss for the six months ended June 30, 2009 from a $0.9 million loss for the six months ended June 30, 2008.  The increase in FASI’s loss from operations was primarily driven by the $7.0 million non-cash, goodwill impairment charge.  Also, increasing the loss from operations was the $0.4 million increase in insurance and claims.  Insurance and claims increased $0.4 million on increased activity associated with the Pinch and Service Express acquisitions and refunds from insurance premiums that offset insurance and claims expenses during the six months ended June 30, 2008.

Interest Expense

Interest expense decreased approximately $0.3 million to $0.3 million for the six months ended June 30, 2009 compared to $0.6 million for the six months ended June 30, 2008.  The decrease in interest expense is due to the decline in the interest rate on net borrowings of our senior credit facility.

Other, Net

Other, net was expense of less than $0.1 million for the six months ended June 30, 2009 compared with income of $0.2 million for the same period in 2008. The decrease in other income was attributable to decreased average cash and investment balances as well as lower returns received on cash invested due to the decline in short term interest rates.

Income Taxes

The combined federal and state effective tax rate for the six months ended June 30, 2009 was 41.6% compared to a rate of 39.4% for the same period in 2008.  The increase in our effective tax rate is primarily attributable to declines in our net income before tax combined with an increase in share-based compensation on incentive stock options.  The share-based compensation for incentive stock options is mostly not deductible for income tax reporting.

Net (Loss) Income

As a result of the foregoing factors, net earnings decreased by $22.5 million, to a $0.3 million net loss during the six months ended June 30, 2009 compared to net income of $22.2 million for the same period in 2008.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin No. 51  (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  The adoption of SFAS 160 on January 1, 2009, did not have a significant impact on our financial position, results of operations and cash flows as we do not currently have any noncontrolling interests in other entities.

We adopted SFAS No. 165, Subsequent Events (“SFAS 165”) in the second quarter of 2009.  SFAS 165 establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. See Note 1 of the Condensed Consolidated Financial Statements herein for the related disclosures. The adoption of FAS No. 165 did not have a material impact on our financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an Amendment of FASB Statement No. 140 (“SFAS 166”) which amends SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, by eliminating the concept of a qualifying special-purpose entity (“QSPE”); clarifying and amending the derecognition criteria for a transfer to be accounted for as a sale; amending and clarifying the unit of account eligible for sale accounting; and requiring that a transferor initially measure at fair value and recognize all assets obtained (for example beneficial interests) and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. Additionally, on and after the effective date, existing QSPEs (as defined under previous accounting standards) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance. SFAS 166 requires enhanced disclosures about, among other things, a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the statement of financial position.  We will adopt SFAS 166 on January 1, 2010, but at this time we do not anticipate the adoption of SFAS 166 will have a significant impact on our financial position, results of operations and cash flows.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS 167”) which amends FASB Interpretation (“FIN”) No. 46(R) (“FIN 46(R)”), Consolidation of Variable Interest Entities, and changes the consolidation guidance applicable to a variable interest entity (“VIE”). It also amends the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, FIN 46(R) required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. QSPEs, which were previously exempt from the application of this standard, will be subject to the provisions of this standard when it becomes effective.  SFAS 167 also requires enhanced disclosures about an enterprise’s involvement with a VIE. We will adopt SFAS 167 on January 1, 2010, but at this time we do not anticipate the adoption of SFAS 167 will have a significant impact on our financial position, results of operations and cash flows.

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital expenditures, with cash flows from operations and borrowings under our bank lines of credit. Net cash provided by operating activities totaled approximately $21.4 million for the six months ended June 30, 2009 compared to approximately $17.2 million for the six months ended June 30, 2008. The $4.2 million increase in cash provided by operating activities is mainly attributable to a $24.4 million improvement in cash provided from accounts receivable offset by a $16.8 million reduction in net earnings after consideration of non-cash items and a $3.3 million increase in cash used for settlement of prepaid assets and accounts payable.  Collections on receivables improved due to our reorganization of our billing and collections department that have allowed us to increase the speed and accuracy of our billing as well as address collection issues in a more timely manner.  The increase in cash used for settlement of prepaid assets and accounts payable is primarily attributable to increases in our income tax receivables as estimated tax payments have not declined at the same rate as our income before income taxes.

Net cash used in investing activities was approximately $14.5 million for the six months ended June 30, 2009 compared with approximately $24.1 million used in investing activities during the six months ended June 30, 2008. Investing activities during the six months ended June 30, 2009 consisted primarily of capital expenditures for the construction of our new regional hub in Dallas/Fort Worth, Texas.  Cash used for investing activities during the six months ended June 30, 2008 included $18.6 million for the acquisition of Pinch.

Net cash used in financing activities totaled approximately $5.0 million for the six months ended June 30, 2009 compared with approximately $3.1 million provided by financing activities during the six months ended June 30, 2008.  Cash used in financing activities mainly included our quarterly dividend payment and scheduled capital lease payments.  The change in financing activities for the six months ended June 30, 2009 compared to the same period in 2008 was attributable to a $5.0 million reduction in net borrowings from our senior credit facility and a $3.2 million reduction in cash from the exercise and the tax benefit of employee stock option exercises.  Prior year net borrowings from our line of credit were used to partially fund the Pinch acquisition.

On October 10, 2007, we entered into a $100.0 million senior credit facility.  The facility has a term of five years and includes an accordion feature, which if approved by our lender, allows for an additional $50.0 million in borrowings on such terms and conditions as set forth in the credit agreement.  Interest rates for advances under the senior credit facility are at LIBOR plus 0.6% to 0.9% based upon covenants related to total indebtedness to earnings.  We entered into this larger credit facility in order to fund potential acquisitions, repurchases of our common stock, and for financing other general business purposes.  At June 30, 2009, we had $39.5 million of available borrowing capacity under the senior credit facility, not including the accordion feature, and had utilized $10.5 million of availability for outstanding letters of credit.

At June 30, 2009, we have capitalized in land and in construction in progress approximately $29.6 million for the construction of the Dallas/Forth Worth regional hub.  This new regional hub was substantially completed and opened for operation in late June 2009, but we expect to incur an additional $4.0 million in capital expenditures during the third quarter of 2009 to fully complete its construction.   We intend to fund the remaining expenditures for the Dallas/Fort Worth regional hub through existing cash, cash provided by operating activities, the sale of existing equipment and/or borrowings under our senior credit facility, if necessary.

During each of the first and second quarters of 2009 and 2008, cash dividends of $0.07 per share were declared on common stock outstanding. We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by our Board of Directors.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three and six months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no purchases of shares of our common stock during the six months ended June 30, 2009.

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 4.	Submission of Matters to a Vote of Security Holders.

The Company’s Annual Meeting of Shareholders was held on May 11, 2009 for the purposes of (i) electing eight members of the Board of Directors and (ii) ratifying the appointment of the independent registered public accounting firm for 2009.

(i)	Shareholders elected each director nominee for a one-year term expiring at the 2010 annual meeting of shareholders. The vote for each director was as follows:

Name	For	Withheld
Bruce A. Campbell	25,020,557	584,006
C. Robert Campbell	25,486,081	118,482
Richard W. Hanselman	25,482,788	121,775
C. John Langley, Jr.	25,486,096	118,467
Tracy A. Leinbach	25,480,745	123,818
G. Michael Lynch	25,470,506	134,057
Ray A. Mundy	25,484,565	119,998
Gary L. Paxton	25,486,801	117,762

(ii)	The proposal to ratify the appointment of Ernst & Young LLP as the Company’s independent registered public accounting firm for 2008 was approved as follows:

For	Against	Abstain
25,500,830	97,184	6,550

Item 5.	Other Information.

Not Applicable.

Item 6.	Exhibits.

In accordance with SEC Release No. 33-8212, Exhibits 32.1 and 32.2 are to be treated as “accompanying” this report rather than “filed” as part of the report.

No.	Exhibit
3.1	Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999)
3.2	Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3-1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 6, 2009)
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

Forward Air Corporation
Date: July 31, 2009	By:	/s/ Rodney L. Bell
Rodney L. Bell Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer)

By:	/s/ Michael P. McLean
Michael P. McLean Chief Accounting Officer, Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

No.	Exhibit
3.1	Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999)
3.2	Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3-1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 6, 2009)
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