Form 10-Q
period 2009-10-30
FORWARD AIR CORP
filed 2009-10-30
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2009
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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of October 28, 2009 was 28,970,300.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited).

Forward Air Corporation
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2009	2008 (a)
Assets
Current assets:
Cash	$27,230	$22,093
Accounts receivable, less allowance of $2,030 in 2009 and $2,531 in 2008	52,993	57,206
Other current assets	14,145	12,290
Total current assets	94,368	91,589

Property and equipment	203,383	186,377
Less accumulated depreciation and amortization	72,976	63,401
Total property and equipment, net	130,407	122,976
Goodwill and other acquired intangibles:
Goodwill	43,332	50,230
Other acquired intangibles, net of accumulated amortization of $11,134 in 2009
and $8,103 in 2008	36,997	40,708
Total goodwill and other acquired intangibles	80,329	90,938
Other assets	1,582	2,024
Total assets	$306,686	$307,527

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$8,509	$11,633
Accrued expenses	16,057	12,927
Current portion of debt and capital lease obligations	1,072	1,602
Total current liabilities	25,638	26,162

Long-term debt and capital lease obligations, less current portion	52,404	53,035
Other long-term liabilities	3,749	3,055
Deferred income taxes	6,136	8,841

Shareholders’ equity:
Preferred stock	--	--
Common stock, $0.01 par value:
Authorized shares – 50,000,000
Issued and outstanding shares – 28,942,882 in 2009 and 28,893,850 in 2008	289	289
Additional paid-in capital	15,139	10,249
Retained earnings	203,331	205,896
Total shareholders’ equity	218,759	216,434
Total liabilities and shareholders’ equity	$306,686	$307,527

(a) Taken from audited financial statements, which are not presented in their entirety.

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Operating revenue:
Forward Air
Airport-to-airport	$66,667	$85,901	$194,908	$257,147
Logistics	13,172	15,597	38,645	42,688
Other	5,596	6,487	16,975	18,464
Forward Air Solutions
Pool distribution	17,644	13,499	48,864	32,685
Total operating revenue	103,079	121,484	299,392	350,984

Operating expenses:
Purchased transportation
Forward Air
Airport-to-airport	28,025	33,388	82,008	98,432
Logistics	10,329	11,227	30,127	31,224
Other	1,387	1,764	3,681	4,941
Forward Air Solutions
Pool distribution	3,747	2,505	9,774	5,743
Total purchased transportation	43,488	48,884	125,590	140,340
Salaries, wages and employee benefits	28,591	28,504	86,834	84,355
Operating leases	6,631	6,183	20,440	16,918
Depreciation and amortization	5,006	4,134	14,687	11,830
Insurance and claims	2,045	1,816	6,984	5,690
Fuel expense	1,880	3,052	5,199	8,466
Other operating expenses	8,767	9,583	25,983	27,146
Impairment of goodwill and other intangible assets	--	--	7,157	--
Total operating expenses	96,408	102,156	292,874	294,745
Income from operations	6,671	19,328	6,518	56,239

Other income (expense):
Interest expense	(177)	(210)	(469)	(839)
Other, net	51	115	50	325
Total other expense	(126)	(95)	(419)	(514)
Income before income taxes	6,545	19,233	6,099	55,725
Income tax expense	2,766	7,136	2,581	21,519
Net income	$3,779	$12,097	$3,518	$34,206

Net income per share:
Basic	$0.13	$0.42	$0.12	$1.19
Diluted	$0.13	$0.42	$0.12	$1.18
Weighted average shares outstanding:
Basic	28,942	28,871	28,924	28,782
Diluted	29,026	29,139	28,978	29,067

Dividends per share:	$0.07	$0.07	$0.21	$0.21

 The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended
	September 30,	September 30,
	2009	2008
Operating activities:
Net income	$3,518	$34,206
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	14,687	11,830
Impairment of goodwill and other intangible assets	7,157	--
Share-based compensation	5,022	4,571
(Gain) loss on sale or disposal of property and equipment	(13)	36
Provision for (recovery) loss on receivables	(74)	245
Provision for revenue adjustments	1,916	3,273
Deferred income taxes	(3,009)	635
Tax benefit for stock options exercised	(1)	(1,148)
Changes in operating assets and liabilities
Accounts receivable	2,370	(16,092)
Prepaid expenses and other current assets	(1,567)	(1,932)
Accounts payable and accrued expenses	701	2,398
Net cash provided by operating activities	30,707	38,022

Investing activities:
Proceeds from disposal of property and equipment	231	46
Purchases of property and equipment	(18,828)	(12,680)
Acquisition of businesses	--	(29,299)
Other	405	(167)
Net cash used in investing activities	(18,192)	(42,100)

Financing activities:
Payments of debt and capital lease obligations	(1,163)	(1,172)
Borrowings on line of credit	--	45,000
Payments on line of credit	--	(25,000)
Proceeds from exercise of stock options	8	3,085
Payments of cash dividends	(6,081)	(6,062)
Common stock issued under employee stock purchase plan	99	145
Repurchase of common stock	--	--
Cash settlement of share-based awards for minimum tax withholdings	(242)	(384)
Tax benefit for stock options exercised	1	1,148
Net cash (used in) provided by financing activities	(7,378)	16,760
Net increase in cash	5,137	12,682
Cash at beginning of period	22,093	4,909
Cash at end of period	$27,230	$17,591

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements
 (In thousands, except share and per share data)
(Unaudited)
September 30, 2009

1.	Basis of Presentation

Forward Air Corporation's (“the Company”) services can be classified into two principal reporting segments:  Forward Air, Inc. (“Forward Air”) and Forward Air Solutions, Inc. (“FASI”).

Through the Forward Air segment, the Company is a leading provider of time-definite transportation and related logistics services to the North American deferred air freight market and its activities can be classified into three categories of service.  Forward Air’s airport-to-airport service operates a comprehensive national network for the time-definite surface transportation of deferred air freight.  The airport-to-airport service offers customers local pick-up and delivery and scheduled surface transportation of cargo as a cost effective, reliable alternative to air transportation.  Forward Air’s logistics services provide expedited truckload brokerage and dedicated fleet services.  Forward Air’s other services include shipment consolidation and deconsolidation, warehousing, customs brokerage, and other handling.  The Forward Air segment primarily provides its transportation services through a network of terminals located at or near airports in the United States and Canada.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company’s operating results are subject to seasonal trends when measured on a quarterly basis, therefore operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. For further information, refer to the consolidated financial statements and notes thereto included in the Forward Air Corporation Annual Report on Form 10-K for the year ended December 31, 2008.

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

The Company has evaluated all subsequent events through October 30, 2009, the date the financial statements were issued.

2.	Recent Accounting Pronouncements

During September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance regarding fair value measurements, which was effective for fiscal years beginning after November 15, 2007. This guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB delayed the effective date of the fair value guidance for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009.   The Company adopted the new fair value guidance on January 1, 2008 for all financial assets and liabilities and on January 1, 2009 for nonfinancial assets.  This adoption did not have a significant impact on the Company's financial position or results of operations other than considerations used in the fair value calculations of the Company’s goodwill impairment tests.  See further discussion of goodwill impairment testing in Note 5.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

2.	Recent Accounting Pronouncements (continued)

In December 2007, the FASB issued a revision to rules governing business combinations.  The revised guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The revised business combination guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This guidance was effective January 1, 2009.  The impact of this revised guidance will depend on the nature of the Company’s business combinations subsequent to January 1, 2009.

In December 2007, the FASB amended guidance regarding noncontrolling interests and the treatment of noncontrolling interests in consolidated financial statements.  The amended guidance establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The amended guidance also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  The adoption of the amended guidance on January 1, 2009, did not have a significant impact on the Company’s financial position, results of operations and cash flows as the Company does not currently have any noncontrolling interests in other entities.

The Company adopted the FASB’s new rule regarding subsequent events in the second quarter of 2009.  The FASB’s new rule establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new subsequent event guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. See Note 1 for the related disclosures. The adoption of the new subsequent event rule did not have a material impact on the Company’s financial statements.

In June 2009, the FASB amended rules regarding the transfer and servicing of financial assets and the extinguishment of financial assets.  The amended guidance eliminates the concept of a qualifying special-purpose entity (“QSPE”); clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale; amends and clarifies the unit of account eligible for sale accounting; and requires that a transferor initially be measured at fair value and recognize all assets obtained (for example beneficial interests) and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. Additionally, on and after the effective date of the amended guidance, existing QSPEs (as defined under previous accounting standards) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance. The amended guidance requires enhanced disclosures about, among other things, a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the statement of financial position.  The Company will adopt the amended guidance on January 1, 2010, but at this time the Company does not anticipate the adoption will have a significant impact on the Company’s financial position, results of operations and cash flows.

In June 2009, the FASB amended its rules regarding the consolidation of variable interest entities (“VIE”).  The FASB also amended the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, FASB rules required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. QSPEs, which were previously exempt from the application of rules regarding VIE, will be subject to the provisions of these new rules when they become effective.  The amended guidance also requires enhanced disclosures about an enterprise’s involvement with a VIE. The Company will adopt the amended rules on January 1, 2010, but at this time the Company does not anticipate the adoption will have a significant impact on the Company’s financial position, results of operations and cash flows.

In June 2009, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“the FASB Codification”) was implemented.  The FASB Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place for nongovernmental entities.  The FASB Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded.  The FASB Codification is effective for the Company in the third quarter of 2009, and accordingly, the Company Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the FASB Codification as the sole source of authoritative literature.  The adoption of the FASB Codification did not impact the Company’s financial position, results of operations, and cash flows.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

3.	Comprehensive Income

Comprehensive income includes any changes in the equity of the Company from transactions and other events and circumstances from non-owner sources. Comprehensive income for the three months ended September 30, 2009 and 2008 was $3,779 and $12,097, respectively.  Comprehensive income for the nine months ended September 30, 2009 and 2008 was $3,518 and $34,206, respectively.  In each case, the comprehensive results approximated net income.

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

The acquired customer relationships from the Service Express acquisition are being amortized on a straight-line basis over a weighted average life of 15 years.  The Company began amortizing the assets as of the acquisition date and recorded $100 and $300 of amortization during the three and nine months ended September 30, 2009, respectively.

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

The acquired customer relationships and non-compete agreements from the Pinch acquisition are being amortized on a straight-line basis over a weighted average life of 12 and 5 years, respectively.  The Company began amortizing the assets as of the acquisition date and recorded $218 and $654 of amortization during the three and nine months ended September 30, 2009, respectively.  Amortization on these assets was $218 and $436 during the three and nine months ended September 30, 2008, respectively.

5.	Goodwill and Long-Lived Assets

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

During the three months ended March 31, 2009, the Company determined there were indicators of potential impairment of the goodwill assigned to the FASI segment.  This determination was based on the continuing economic recession, declines in current market valuations and FASI operating losses in excess of expectations.  As a result, the Company performed an interim impairment test in accordance with the Company accounting policy discussed above as of March 31, 2009.  Based on the results of the interim impairment test, the Company concluded that an impairment loss was probable and could be reasonably estimated.  Consequently, the Company recorded a non-cash goodwill impairment charge of $6,953 related to the FASI segment during the three months ended March 31, 2009.  The Company finalized certain valuations related to the March 31, 2009 goodwill impairment calculations during the second quarter of 2009, which did not result in any adjustments to the impairment recorded at March 31, 2009.

The Company conducted its annual impairment test of goodwill for each reportable segment as of June 30, 2009 and no additional impairment charges were required.  For both the March 31, 2009 and June 30, 2009 goodwill impairment calculations, the Company calculated the fair value of the applicable reportable segments, using a combination of discounted projected cash flows and market valuations as of the valuation date for comparable companies.  The Company's fair value calculations for goodwill are classified within level 3 of the fair value hierarchy as defined in the FASB Codification.

As of September 30, 2009, the carrying value of goodwill related to the Forward Air and FASI segments was $37,926 and $5,406, respectively. Earnings estimated to be generated related to the Forward Air segment are expected to support the carrying value of its goodwill.  The FASI segment is currently facing the challenges of building and expanding a business during difficult economic times.If these overall economic conditions worsen or continue for an extended period of time, the Company may be required to record an additional impairment charge against the carrying value of goodwill related to the FASI segment.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

5.	Goodwill and Long-Lived Assets (continued)

The changes in the carrying amount of goodwill during the nine months ended September 30, 2009, were as follows:

	Forward Air	FASI	Total
Beginning balance, December 31, 2008	$37,926	$12,304	$50,230
Adjustment to Service Express, Inc. acquisition	--	55	55
Impairment loss	--	(6,953)	(6,953)
Ending balance, September 30, 2009	$37,926	$5,406	$43,332

There were no changes to goodwill during the three months ended September 30, 2009.

Additionally, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is recognized on assets classified as held and used when the sum of undiscounted estimated cash flows expected to result from the use of the asset is less than the carrying value. If such measurement indicates a possible impairment, the estimated fair value of the asset is compared to its net book value to measure the impairment charge, if any.  No impairment write down was required during the three months or nine months ended September 30, 2009 other than an impairment charge of $204 at March 31, 2009 in the Forward Air segment to write off the net book value of certain truckload and cargo handling customer relationships purchased during 2007.  These impairment charges were recorded as the related customer relationships and services were discontinued during the first quarter of 2009.

6.	Share-Based Payments

The Company’s general practice has been to make a single annual grant of non-vested shares of common stock (“non-vested shares”) or stock options to key employees and to generally make other grants to employees only in connection with new employment or promotions.  The Company also typically makes a single annual grant of non-vested shares to non-employee directors in conjunction with the annual election of non-employee directors to the Board of Directors.

During 2006, the Company issued non-vested shares to key employees as the form of share-based awards. However, beginning in 2007, the Company elected to issue stock options to key employees, as the Company believes stock options more closely link long-term compensation with the Company’s long-term goals. Stock option grants to employees typically expire seven years from the grant date and vest ratably over a three-year period.  Grants of non-vested shares to non-employee directors vest ratably over the elected term to the Board of Directors, or one year.  Share-based compensation for grants of non-vested shares and stock options is based on the grant date fair value of the instrument and is recognized, net of estimated forfeitures, ratably over the requisite service period, or vesting period. The Company estimates forfeitures based upon historical experience.  All share-based compensation expense is recognized in salaries, wages and employee benefits.

Employee Activity

The Company used the Black-Scholes option-pricing model to estimate the grant-date fair value of options granted.  The weighted-average fair value of options granted during the nine months ended September 30, 2009 and 2008 was $7.96 and $11.19, respectively.  No options were granted during the three months ended September 30, 2009 and 2008. The fair values were estimated using the following weighted-average assumptions:

	Nine months ended
	September 30,	September 30,
	2009	2008
Expected dividend yield	0.9%	0.8%
Expected stock price volatility	42.3%	35.2%
Weighted average risk-free interest rate	2.0%	2.8%
Expected life of options (years)	4.5	4.5

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

6.	Share-Based Payments (continued)

During the three months ended September 30, 2009 and 2008, share-based compensation expense for options granted to employees was $1,455 and $1,029, respectively.   The total tax benefit related to the share-based expense for these options for the three months ended September 30, 2009 and 2008, was $420 and $243, respectively.  During the nine months ended September 30, 2009 and 2008, share-based compensation expense for options granted to employees was $4,281 and $2,916, respectively.   The total tax benefit related to the share-based expense for these options for the nine months ended September 30, 2009 and 2008, was $1,220 and $739, respectively.    Total compensation cost, net of estimated forfeitures, related to the options not yet recognized in earnings was $7,009 at September 30, 2009. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

The following tables summarize the Company’s employee stock option activity and related information for the three and nine months ended September 30, 2009:

	Three months ended September 30, 2009
				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Options	Exercise	Value	Contractual
	(000)	Price	(000)	Term
Outstanding at June 30, 2009	3,110	$27
Granted	--	--
Exercised	(1)	18
Forfeited	(18)	30
Outstanding at September 30, 2009	3,091	$26	$--	5.0
Exercisable at September 30, 2009	1,822	$27	$--	4.5

	Nine months ended September 30, 2009
				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Options	Exercise	Value	Contractual
	(000)	Price	(000)	Term
Outstanding at December 31, 2008	2,446	$28
Granted	675	23
Exercised	(1)	18
Forfeited	(29)	29
Outstanding at September 30, 2009	3,091	$26	$--	5.0
Exercisable at September 30, 2009	1,822	$27	$--	4.5

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

6.	Share-Based Payments (continued)

Share-based compensation expense was $10 and $264 during the three months ended September 30, 2009 and 2008, respectively, for non-vested shares granted to employees during 2006. The total tax benefit related to this share-based expense was $4 and $121 for the three months ended September 30, 2009 and 2008, respectively.  Share-based compensation expense was $254 and $1,014 during the nine months ended September 30, 2009 and 2008, respectively, for non-vested shares granted to employees during 2006. The total tax benefit related to this share-based expense was $106 and $412 for the nine months ended September 30, 2009 and 2008, respectively.  Total compensation cost, net of estimated forfeitures, related to the non-vested shares not yet recognized in earnings was $2 at September 30, 2009. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Under the 2005 Employee Stock Purchase Plan (the “ESPP”), which has been approved by shareholders, the Company is authorized to issue up to a remaining 454,176 shares of common stock to employees of the Company. These shares may be issued at a price equal to 90% of the lesser of the market value on the first day or the last day of each six-month purchase period. Common stock purchases are paid for through periodic payroll deductions and/or up to two large lump sum contributions. For the nine months ended September 30, 2009, participants under the plan purchased 5,148 shares at an average price of $19.19 per share. For the nine months ended September 30, 2008, participants under the plan purchased 5,331 shares at an average price of $27.16 per share. The weighted-average fair value of each purchase right under the ESPP granted for the nine months ended September 30, 2009, which is equal to the discount from the market value of the common stock at the end of each six month purchase period, was $2.13 per share.  The weighted-average fair value of each purchase right under the ESPP granted for the nine months ended September 30, 2008, was $7.44 per share. Share-based compensation expense of $11 and $40 was recognized during the nine months ended September 30, 2009 and 2008, respectively.

Non-employee Director Activity

Share-based compensation expense during the three months ended September 30, 2009 and 2008 was $142 and $158, respectively, for non-vested shares granted to non-employee directors.  The total tax benefit related to this share-based expense was $59 and $69 for the three months ended September 30, 2009 and 2008, respectively.  Share-based compensation expense during the nine months ended September 30, 2009 and 2008 was $476 and $601, respectively, for non-vested shares granted to non-employee directors.  The total tax benefit related to this share-based expense was $198 and $229 for the nine months ended September 30, 2009 and 2008, respectively.  Total compensation cost, net of estimated forfeitures, related to the non-vested shares granted to non-employee directors not yet recognized in earnings was $346 at September 30, 2009.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

In addition to the above activity, each May from 1995 to 2005 options were granted to the non-employee directors of the Company.  The options have terms of ten years and are fully exercisable.  At September 30, 2009, 74,375 options were outstanding and will expire between July 2010 and May 2015.  At September 30, 2009, the weighted average exercise price and remaining contractual term were $22 and 3.3 years, respectively.

7.	Senior Credit Facility

On October 10, 2007, the Company entered into a $100,000 senior credit facility. This facility has a term of five years and includes an accordion feature, which if approved by the Company's lender, allows for an additional $50,000 in borrowings on such terms and conditions as set forth in the senior credit facility agreement. The senior credit facility matures on October 10, 2012.  The Company entered into this larger credit facility in order to fund potential acquisitions, the repurchase of its common stock, and for financing other general business purposes.  Interest rates for advances under the facility are at LIBOR plus 0.6% to 0.9% based upon covenants related to total indebtedness to earnings (0.8% at September 30, 2009). The agreement contains certain covenants and restrictions, none of which are expected to significantly affect the Company’s operations or ability to pay dividends.  No assets are pledged as collateral against the senior credit facility.  As of September 30, 2009, the Company had $50,000 outstanding under the senior credit facility. At September 30, 2009, the Company had utilized $10,530 of availability for outstanding letters of credit and had $39,470 of available borrowing capacity outstanding under the senior credit facility.

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

8.	Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share for the three and nine months ended September 30, 2009 and 2008:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2009	2008	2009	2008
Numerator:
Numerator for basic and diluted income per share - net income	$3,779	$12,097	$3,518	$34,206

Denominator:
Denominator for basic income per share - weighted-average shares	28,942	28,871	28,924	28,782
Effect of dilutive stock options and non-vested shares	84	268	54	285
Denominator for diluted income per share - adjusted weighted-
average shares	29,026	29,139	28,978	29,067
Basic income per share	$0.13	$0.42	$0.12	$1.19
Diluted income per share	$0.13	$0.42	$0.12	$1.18

The number of options and non-vested shares that could potentially dilute net earnings per share in the future, but that were not included in the computation of income per diluted share because to do so would have been anti-dilutive for the periods presented, were approximately 2,706,000 and 1,185,000 at September 30, 2009 and 2008, respectively.

9.	Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states and Canada. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2003.

There were no significant changes to the accruals for unrecognized tax benefits and related interest and penalties during the three and nine months ended September 30, 2009.

For the three months ended September 30, 2009 and 2008, the effective income tax rates varied from the statutory federal income tax rate of 35.0%, primarily as a result of the effect of state income taxes, net of the federal benefit and permanent differences between book and tax net income.

10.	Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Accounts receivable and accounts payable: The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair value based on their short-term nature.

The Company’s senior credit facility bears interest at LIBOR plus 0.6% to 0.9% based upon covenants related to total indebtedness to earnings.  However, due to current economic conditions, the Company believes its borrowing rate to be favorable to current market rates.  Using borrowing rates currently available in the market and scheduled cash payments, the Company estimated the fair value of its senior credit facility, notes payable and capital lease obligations as follows:

	September 30, 2009
	Carrying	Fair
	Value	Value
Senior credit facility	$50,000	$47,611
Notes payable	40	40
Capital lease obligations	3,436	3,473

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

11.	Shareholders' Equity

During each of the first, second and third quarters of 2009 and 2008, the Company’s Board of Directors declared a cash dividend of $0.07 per share of common stock.  The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

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

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

13.	Segment Reporting (continued)

The following tables summarize segment information about net income (loss) and assets used by the chief operating decision maker of the Company in making decisions regarding allocation of assets and resources as of and for the three and nine months ended September 30, 2009 and 2008.

	Three months ended September 30, 2009
	Forward Air	FASI	Eliminations	Consolidated
External revenues	$85,435	$17,644	$--	$103,079
Intersegment revenues	241	119	(360)	--
Depreciation and amortization	4,109	897	--	5,006
Share-based compensation expense	1,529	78	--	1,607
Interest expense	154	23	--	177
Interest income	24	2	--	26
Income tax expense (benefit)	3,003	(237)	--	2,766
Net income (loss)	4,096	(317)	--	3,779
Total assets	305,836	39,081	(38,231)	306,686
Capital expenditures	3,265	538	--	3,803

	Three months ended September 30, 2008
	Forward Air	FASI	Eliminations	Consolidated
External revenues	$107,985	$13,499	$--	$121,484
Intersegment revenues	623	50	(673)	--
Depreciation and amortization	3,612	522	--	4,134
Share-based compensation expense	1,419	32	--	1,451
Interest expense	185	25	--	210
Interest income	112	3	--	115
Income tax expense	7,114	22	--	7,136
Net income	12,097	--	--	12,097
Total assets	295,153	41,429	(31,660)	304,922
Capital expenditures	5,445	1,880	--	7,325

Forward Air Corporation

Notes to Condensed Consolidated Financial Statements

13.	Segment Reporting (continued)

	Nine months ended September 30, 2009
	Forward Air	FASI	Eliminations	Consolidated
External revenues	$250,527	$48,865	$--	$299,392
Intersegment revenues	613	347	(960)	--
Depreciation and amortization	11,947	2,740	--	14,687
Share-based compensation expense	4,808	214	--	5,022
Impairment of goodwill and other intangible assets	204	6,953	--	7,157
Interest expense	390	79	--	469
Interest income	62	5	--	67
Income tax expense (benefit)	6,892	(4,311)	--	2,581
Net income (loss)	9,558	(6,040)	--	3,518
Total assets	305,836	39,081	(38,231)	306,686
Capital expenditures	17,140	1,688	--	18,828

	Nine months ended September 30, 2008
	Forward Air	FASI	Eliminations	Consolidated
External revenues	$318,299	$32,685	$--	$350,984
Intersegment revenues	1,517	63	(1,580)	--
Depreciation and amortization	10,616	1,214	--	11,830
Share-based compensation expense	4,480	91	--	4,571
Interest expense	788	51	--	839
Interest income	311	8	--	319
Income tax expense (benefit)	21,856	(337)	--	21,519
Net income (loss)	34,831	(625)	--	34,206
Total assets	295,153	41,429	(31,660)	304,922
Capital expenditures	10,490	2,190	--	12,680

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Executive Summary

Our operations can be broadly classified into two principal segments:  Forward Air, Inc. (“Forward Air”) and Forward Air Solutions, Inc. (“FASI”).

Through our Forward Air segment, we are a leading provider of time-definite surface transportation and related logistics services to the North American deferred air freight market. We offer our customers local pick-up and delivery (Forward Air Complete™) and scheduled surface transportation of cargo as a cost-effective, reliable alternative to air transportation. We transport cargo that must be delivered at a specific time, but is less time-sensitive than traditional air freight. This type of cargo is frequently referred to in the transportation industry as deferred air freight. We operate our Forward Air segment through a network of terminals located on or near airports in 84 cities in the United States and Canada, including a central sorting facility in Columbus, Ohio and 11 regional hubs serving key markets.  We also offer our customers an array of logistics and other services including: expedited truckload brokerage ("TLX"); dedicated fleets; warehousing; customs brokerage; and shipment consolidation, deconsolidation and handling.

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

Results from Operations

During the three and nine months ended September 30, 2009, compared to the same periods in 2008, we continued to experience significant year over year decreases in our consolidated revenues and results from operations.  We largely attribute the decline in Forward Air revenue and income from operations to the economic recession experienced throughout 2009 and its effects on our overall business volumes and the rates we are able to charge for our core services.  FASI revenue continued to increase substantially year over year primarily as a result of our 2008 acquisitions of Pinch and Service Express and new business wins.  However, revenues have not reached expected levels and losses have been higher than expected largely due to the economic recession reducing business volumes.  Additionally, despite significant new business wins, FASI revenue growth will slow in the fourth quarter of 2009 as we have now reached the anniversary dates of our 2008 acquisitions.

Declining fuel prices have continued to adversely affect our revenues and results of operations in 2009 as compared with 2008.  Our net fuel surcharge revenue is the result of our fuel surcharge rates, which are set weekly using the national average for diesel price per gallon, and the tonnage transiting our network.  The decline in tonnage levels combined with the continuing decline in diesel fuel prices have resulted in a significant reduction in our net fuel surcharge revenue and results from operations during 2009 as compared to 2008.  Total net fuel surcharge revenue decreased 63.6% and 65.2% during the three and nine months ended September 30, 2009, respectively, as compared to the same periods in 2008. Fuel prices and our related fuel surcharge rates should reach comparable year over year levels during the fourth quarter of 2009.

Goodwill

During the first quarter of 2009, we determined there were indicators of potential impairment of the goodwill assigned to the FASI segment.  This determination was based on the continuing economic recession, declines in current market valuations and FASI operating losses in excess of expectations.  As a result, we performed an interim impairment test in accordance with our accounting policy as of March 31, 2009.  We calculated the fair value of the FASI segment, using a combination of discounted cash flows and current market valuations for comparable companies.  Based on the results of the interim impairment test, we concluded that an impairment loss was probable and could be reasonably estimated.  Consequently, we recorded a non-cash goodwill impairment charge of $7.0 million related to the FASI segment during the first quarter of 2009.

In accordance with our accounting policy, we conducted our annual impairment test of goodwill for each reportable segment as of June 30, 2009 and no additional impairment charges were required.

As of September 30, 2009, the carrying value of goodwill related to our Forward Air and FASI segments was $37.9 million and $5.4 million, respectively. Earnings estimated to be generated related to our Forward Air segment are expected to support the carrying value of its goodwill. Our FASI segment is currently facing the challenges of building and expanding a business during difficult economic times. If these overall economic conditions worsen or continue for an extended period of time, we may be required to record an additional impairment charge against the carrying value of goodwill related to our FASI segment.

Segments

Our operations can be broadly classified into two principal segments:  Forward Air and FASI.

Our Forward Air segment includes our airport-to-airport network, Forward Air Complete, and TLX services as well as our other accessorial related services such as warehousing; customs brokerage; and value-added handling services.

Our FASI segment includes our pool distribution business.

Results of Operations

The following table sets forth our consolidated historical financial data for the three months ended September 30, 2009 and 2008 (in millions):

	Three months ended
	September 30,	September 30,		Percent
	2009	2008	Change	Change
Operating revenue	$103.1	$121.5	$(18.4)	(15.1)%
Operating expenses:
Purchased transportation	43.5	48.9	(5.4)	(11.0)
Salaries, wages, and employee benefits	28.6	28.5	0.1	0.4
Operating leases	6.6	6.2	0.4	6.5
Depreciation and amortization	5.0	4.1	0.9	22.0
Insurance and claims	2.0	1.8	0.2	11.1
Fuel expense	1.9	3.1	(1.2)	(38.7)
Other operating expenses	8.8	9.6	(0.8)	(8.3)
Total operating expenses	96.4	102.2	(5.8)	(5.7)
Income from operations	6.7	19.3	(12.6)	(65.3)
Other income (expense):
Interest expense	(0.2)	(0.2)	--	--
Other, net	0.1	0.1	--	--
Total other (expense) income	(0.1)	(0.1)	--	--
Income before income taxes	6.6	19.2	(12.6)	(65.6)
Income taxes	2.8	7.1	(4.3)	(60.6)
Net income	$3.8	$12.1	$(8.3)	(68.6)%

The following table sets forth our historical financial data by segment for the three months ended September 30, 2009 and 2008 (in millions):

	Three months ended
	September 30,	Percent of	September 30,	Percent of		Percent
	2009	Revenue	2008	Revenue	Change	Change
Operating revenue
Forward Air	$85.7	83.1%	$108.6	89.4%	$(22.9)	(21.1)%
FASI	17.8	17.3	13.6	11.2	4.2	30.9
Intercompany Eliminations	(0.4)	(0.4)	(0.7)	(0.6)	0.3	(42.9)
Total	103.1	100.0	121.5	100.0	(18.4)	(15.1)

Purchased transportation
Forward Air	39.8	46.4	46.5	42.8	(6.7)	(14.4)
FASI	4.0	22.5	3.1	22.8	0.9	29.0
Intercompany Eliminations	(0.3)	75.0	(0.7)	100.0	0.4	(57.1)
Total	43.5	42.2	48.9	40.2	(5.4)	(11.0)

Salaries, wages and employee benefits
Forward Air	20.6	24.0	23.0	21.2	(2.4)	(10.4)
FASI	8.0	44.9	5.5	40.5	2.5	45.5
Total	28.6	27.7	28.5	23.5	0.1	0.4

Operating leases
Forward Air	4.6	5.4	4.7	4.3	(0.1)	(2.1)
FASI	2.0	11.2	1.5	11.0	0.5	33.3
Total	6.6	6.4	6.2	5.1	0.4	6.5

Depreciation and amortization
Forward Air	4.1	4.8	3.6	3.3	0.5	13.9
FASI	0.9	5.1	0.5	3.7	0.4	80.0
Total	5.0	4.9	4.1	3.4	0.9	22.0

Insurance and claims
Forward Air	1.6	1.9	1.7	1.6	(0.1)	(5.9)
FASI	0.4	2.2	0.1	0.7	0.3	300.0
Total	2.0	1.9	1.8	1.5	0.2	11.1

Fuel expense
Forward Air	0.8	0.9	1.6	1.5	(0.8)	(50.0)
FASI	1.1	6.2	1.5	11.0	(0.4)	(26.7)
Total	1.9	1.8	3.1	2.5	(1.2)	(38.7)

Other operating expenses
Forward Air	7.0	8.2	8.2	7.5	(1.2)	(14.6)
FASI	1.9	10.7	1.4	10.3	0.5	35.7
Intercompany Eliminations	(0.1)	25.0	--	--	(0.1)	(100.0)
Total	8.8	8.6	9.6	7.9	(0.8)	(8.3)

Income (loss) from operations
Forward Air	7.2	8.4	19.3	17.8	(12.1)	(62.7)
FASI	(0.5)	(2.8)	--	--	(0.5)	100.0
Total	$6.7	6.5%	$19.3	15.9%	$(12.6)	(65.3)%

The following table presents the components of the Forward Air segment’s operating revenue and purchased transportation for the three months ended September 30, 2009 and 2008 (in millions):

	Three months ended
	September 30,	Percent of	September 30,	Percent of		Percent
	2009	Revenue	2008	Revenue	Change	Change
Forward Air revenue
Airport-to-airport	$66.8	78.0%	$87.0	80.1%	$(20.2)	(23.2)%
Logistics	13.3	15.5	15.1	13.9	(1.8)	(11.9)
Other	5.6	6.5	6.5	6.0	(0.9)	(13.8)
Total	$85.7	100.0%	$108.6	100.0%	$(22.9)	(21.1)%

Forward Air purchased transportation
Airport-to-airport	$28.1	42.1%	$33.4	38.4%	$(5.3)	(15.9)%
Logistics	10.3	77.4	11.3	74.8	(1.0)	(8.8)
Other	1.4	25.0	1.8	27.7	(0.4)	(22.2)
Total	$39.8	46.4%	$46.5	42.8%	$(6.7)	(14.4)%

Three Months Ended September 30, 2009 compared to Three Months Ended September 30, 2008

Operating revenue decreased by $18.4 million, or 15.1%, to $103.1 million for the three months ended September 30, 2009 from $121.5 million in the same period of 2008.

Forward Air

Forward Air operating revenue decreased $22.9 million, or 21.1%, to $85.7 million from $108.6 million, accounting for 83.1% of consolidated operating revenue for the three months ended September 30, 2009 compared to 89.4% for the same period in 2008.  Airport-to-airport revenue, which is the largest component of our consolidated operating revenue, decreased $20.2 million, or 23.2%, to $66.8 million from $87.0 million, accounting for 78.0% of the segment’s operating revenue during the three months ended September 30, 2009 compared to 80.1% for the three months ended September 30, 2008.  A significant decrease in tonnage and a decrease in our base revenue per pound, excluding net fuel surcharge revenue and Forward Air Complete (“Complete”) revenue, accounted for $15.4 million of the decline in airport-to-airport revenue. Our airport-to-airport business is priced on a per pound basis and the average revenue per pound, excluding the impact of fuel surcharges and Complete, decreased 2.4% for the three months ended September 30, 2009 versus the three months ended September 30, 2008. Tonnage that transited our network decreased by 18.9% in the three months ended September 30, 2009 compared with the three months ended September 30, 2008.  The decrease in tonnage was primarily driven by the impact of the economic recession and the resulting reduction in shipping activity.  Average base revenue per pound decreased due to the continued shift in revenue mix to shorter distance and lower price per pound routes as well as increased pricing competition brought on by the current economic environment.  The remaining decrease in airport-to-airport revenue is the result of reduced net fuel surcharge revenue offset by increased revenue from our Complete pick-up and delivery service.  Net fuel surcharge revenue decreased $6.2 million during the three months ended September 30, 2009 as compared to the three months ended September 30, 2008 as a result of decreasing fuel prices as well as decreased overall business volumes.  Partially offsetting these decreases was a $1.4 million increase in Complete revenue during the three months ended September 30, 2009 compared to the same period of 2008.  The increase in Complete revenue is attributable to an increased frequency of airport-to-airport shippers opting to utilize our Complete service.

Logistics revenue, which is primarily truckload brokerage (“TLX”) and priced on a per mile basis, decreased $1.8 million, or 11.9%, to $13.3 million in the third quarter of 2009 from $15.1 million in the same period of 2008.  TLX revenue decreased $1.6 million and 11.7% as miles driven to support our TLX revenue decreased by approximately 0.3% during the three months ended September 30, 2009 compared to the same period in 2008.  Also, TLX average revenue per mile decreased approximately 11.4%. The decrease in average revenue per mile is mainly attributable to decreased fuel surcharges as a result of decreased fuel prices and reduced yields as a result of increased truckload price competition.  The remaining decrease in logistics revenue was primarily driven by a $0.2 million decrease in other non-mileage based logistic revenues which decreased in conjunction with the overall decline in TLX business volumes.

Other revenue, which includes warehousing services and terminal handling, accounts for the final component of Forward Air operating revenue. Other revenue decreased $0.9 million, or 13.8%, to $5.6 million in the third quarter of 2009 from $6.5 million in the same period of 2008.  The decline in revenue was primarily due to volume decreases in conjunction with the decline in our airport-to-airport business.  These declines were partially offset by increases in dedicated pick-up and delivery services initiated during the fourth quarter of 2008.

FASI

FASI operating revenue increased $4.2 million and 30.9% to $17.8 million for the three months ended September 30, 2009 from $13.6 million for the same period in 2008.  The increase in revenue is the result of additional activity from the Service Express acquisition on September 8, 2008 and new business awards which began throughout 2009.  These increases were slightly offset by reduced fuel surcharge revenues as a result of declining fuel prices and reduced shipping volumes at pre-acquisition terminals resulting from the economic recession experienced throughout 2009.

Intercompany Eliminations

Intercompany eliminations decreased $0.3 million, or 42.9% to $0.4 million in the third quarter of 2009 from $0.7 million in the same period of 2008.   The intercompany eliminations are the result of truckload and airport-to-airport services Forward Air provided to FASI during the three months ended September 30, 2009.  FASI also provided cartage and station agent services to Forward Air.  The decrease in intercompany eliminations was the result of reduced Forward Air truckload services provided to FASI.

Purchased Transportation

Purchased transportation decreased by $5.4 million, or 11.0%, to $43.5 million in the third quarter of 2009 from $48.9 million in the same period of 2008.  As a percentage of total operating revenue, purchased transportation was 42.2% during the three months ended September 30, 2009 compared to 40.2% for the same period in 2008.

Forward Air

Forward Air’s purchased transportation decreased by $6.7 million, or 14.4%, to $39.8 million for the three months ended September 30, 2009 from $46.5 million for the three months ended September 30, 2008. The decrease in purchased transportation is primarily attributable to a 16.0% decrease in miles driven offset by a 2.1% increase in the total cost per mile for the third quarter of 2009 versus the same period in 2008. As a percentage of segment operating revenue, Forward Air purchased transportation was 46.4% during the three months ended September 30, 2009 compared to 42.8% for the same period in 2008.

Purchased transportation costs for our airport-to-airport network decreased $5.3 million, or 15.9%, to $28.1 million for the three months ended September 30, 2009 from $33.4 million for the three months ended September 30, 2008.  For the three months ended September 30, 2009, purchased transportation for our airport-to-airport network increased to 42.1% of airport-to-airport revenue from 38.4% for the same period in 2008.  The $5.3 million decrease is mostly attributable to a 20.7% decrease in miles driven by our network of owner-operators or third party transportation providers and slightly offset by a 0.8% increase in the cost per mile paid to our network of owner-operators or third party transportation providers.  The reduction in miles decreased purchased transportation by $6.1 million while the increase in cost per mile increased purchased transportation by $0.2 million.  Miles driven by our network of owner-operators or third party transportation providers decreased in conjunction with the tonnage decline discussed above.  Offsetting these decreases in airport-to-airport purchased transportation was a $0.6 million increase in expenses for third party transportation costs associated with the increased customer utilization of Complete.

Purchased transportation costs related to our logistics revenue decreased $1.0 million, or 8.8%, to $10.3 million for the three months ended September 30, 2009 from $11.3 million for the three months ended September 30, 2008. For the three months ended September 30, 2009, logistics purchased transportation costs represented 77.4% of logistics revenue versus 74.8% for the three months ended September 30, 2008. The decrease in logistics purchased transportation was attributable to the $0.7 million, or 6.7%, decrease in TLX purchased transportation.  We reduced miles driven to support our TLX revenue by approximately 0.3% and reduced the cost per mile by approximately 6.4% during the three months ended September 30, 2009 compared to the same period in 2008.   The reduction in cost per mile was mostly attributable to the increased utilization of our less costly network of owner-operators and improved purchasing power given the increased availability of third party transportation providers.  The remaining decrease in logistics purchased transportation was driven by a $0.3 million decrease in transportation costs associated with other non-mileage based logistic revenues.  Logistics purchased transportation increased as a percentage of revenue primarily due to the decline in yield per mile resulting from lower fuel surcharges and increased truckload pricing competition.  These decreases have reduced our TLX yield per mile at a faster rate than we can reduce the related cost per mile.

Purchased transportation costs related to our other revenue decreased $0.4 million, or 22.2%, to $1.4 million for the three months ended September 30, 2009 from $1.8 million for the three months ended September 30, 2008. Other purchased transportation costs as a percentage of other revenue decreased to 25.0% of other revenue for the three months ended September 30, 2009 from 27.7% for the same period in 2008.   The improvement in other purchased transportation costs as a percentage of other revenue is attributable to the use of Company-employed drivers to provide the transportation services associated with certain dedicated pick-up and delivery services initiated during the fourth quarter of 2008.  Further, due to the economic recession we have ceased providing other ancillary services in circumstances in which the overall yield was insufficient.

FASI

FASI purchased transportation increased $0.9 million, or 29.0% to $4.0 million in the third quarter of 2009 from $3.1 million in the same period of 2008.  FASI purchased transportation as a percentage of revenue was 22.5% for the three months ended September 30, 2009 compared to 22.8% for the three months ended September 30, 2008.  The improvement in purchased transportation as a percentage of revenue is attributable to operational efficiencies gained as we integrate our 2008 acquisitions.

Intercompany Eliminations

Intercompany eliminations decreased $0.4 million, or 57.1% to $0.3 million in the third quarter of 2009 from $0.7 million in the same period of 2008.  The intercompany eliminations are the result of truckload and airport-to-airport services Forward Air provided to FASI during the three months ended September 30, 2009.  FASI also provided cartage and agent station services to Forward Air.  The decrease in intercompany eliminations was the result of reduced Forward Air truckload services provided to FASI.

Salaries, Wages, and Benefits

Salaries, wages and employee benefits increased by $0.1 million, or 0.4%, to $28.6 million in the third quarter of 2009 from $28.5 million in the same period of 2008.  As a percentage of total operating revenue, salaries, wages and employee benefits was 27.7% during the three months ended September 30, 2009 compared to 23.5% for the same period in 2008.

Forward Air

Salaries, wages and employee benefits of Forward Air decreased by $2.4 million, or 10.4%, to $20.6 million in the third quarter of 2009 from $23.0 million in the same period of 2008.  Salaries, wages and employee benefits were 24.0% of Forward Air’s operating revenue in the third quarter of 2009 compared to 21.2% for the same period of 2008.  The $2.4 million decrease in salaries, wages, and benefits was driven by a reduction in employee incentives and our efforts to reduce personnel costs in conjunction with the overall decline in Forward Air revenue.  Expenses for employee incentives decreased $0.5 million, or 0.4% as a percentage of revenue, as a result of failures to meet internal performance goals during the third quarter of 2009. Our efforts to reduce personnel costs to date have primarily focused on controlling airport-to-airport variable wages, such as dock personnel.  Through these reductions we have reduced terminal related pay by approximately $1.7 million, or 16.9%.  The remaining $0.2 million decrease was driven by reductions in sales force and various back-office functions.  However, we have not reduced the fixed components of our salaries and benefits, such as management pay, share-based compensation, and health insurance costs at the same rate at which our revenue has declined, and as a result salaries, wages, and benefits increased as a percentage of revenue.

FASI

FASI salaries, wages and employee benefits increased to $8.0 million for the three months ended September 30, 2009 compared to $5.5 million for the three months ended September 30, 2008.  As a percentage of FASI operating revenue, salaries, wages and benefits increased to 44.9% for the three months ended September 30, 2009 compared to 40.5% for the same period in 2008.  FASI salaries, wages and employee benefits are higher as a percentage of operating revenue than our Forward Air segment, as a larger percentage of the transportation services are performed by Company-employed drivers.  The increase in salaries, wages and employee benefits as a percentage of revenue is attributable to increases in dock wages as a result of the Service Express acquisition and increases in health and worker’s compensation claims.  The terminals we acquired with the Service Express acquisition utilize a higher percentage of contract labor for its dock personnel than preexisting FASI terminals.  We are in the process of converting dock personnel in several of our stations from contract labor to Company-employees. This process did result in excess staffing during the three months ended September 30, 2009.  Dock related wages also increased as a percentage of revenue due to changes in business mix.  Certain lower yielding business requires more dock handling services and as a result additional staffing is necessary.  Consequently, dock related wages increased $1.5 million, or 2.4% as a percentage of revenue for the three months ended September 30, 2009 as compared to the same period in 2008.  In addition, health insurance costs and worker’s compensation claims increased $0.6 million, or 2.7% as a percentage of revenue.  These costs have increased mainly on the timing difference between when the additional employees were added from our recent acquisitions and when they begin to incur health and worker’s compensation claims.  These increases were offset by headcount reductions made in our FASI management and administrative functions to reduce FASI’s fixed salaries and benefits.

Operating Leases

Operating leases increased by $0.4 million, or 6.5%, to $6.6 million in the third quarter of 2009 from $6.2 million in the same period of 2008.  Operating leases, the largest component of which is facility rent, were 6.4% of consolidated operating revenue for the three months ended September 30, 2009 compared with 5.1% in the same period of 2008.

Forward Air

Operating leases decreased $0.1 million, or 2.1%, to $4.6 million in the third quarter of 2009 from $4.7 million in the same period of 2008.  Operating leases were 5.4% of Forward Air operating revenue for the three months ended September 30, 2009 compared with 4.3% in the same period of 2008.  Operating leases decreased $0.1 million on reduced costs for trailer and tractor leases.  Throughout the second and third quarters of 2009 we have been able to turn in leased trailers and tractors assumed in conjunction with our recent acquisitions.

Our new regional hub in Dallas/Fort Worth was completed at the beginning of the third quarter.  In conjunction with the opening of this new facility we were able to move out of the previously leased facilities.  However, the rent savings were not fully realized during the third quarter of 2009 as the related operating lease expense decrease was offset by increases related to the expansion of other facilities.

FASI

FASI operating lease expense increased $0.5 million to $2.0 million for the three months ended September 30, 2009 from $1.5 million for the same period in 2008.  This increase was attributable to higher facility rent expense due to the increased number of terminals resulting from the Service Express acquisition.

Depreciation and Amortization

Depreciation and amortization increased $0.9 million, or 22.0%, to $5.0 million in the third quarter of 2009 from $4.1 million in the same period of 2008.  Depreciation and amortization was 4.9% of consolidated operating revenue for the three months ended September 30, 2009 compared with 3.4% in the same period of 2008.

Forward Air

Depreciation and amortization increased $0.5 million, or 13.9%, to $4.1 million in the third quarter of 2009 from $3.6 million in the same period of 2008.  Depreciation and amortization expense as a percentage of Forward Air operating revenue was 4.8% in the third quarter of 2009 compared to 3.3% in the same period of 2008.  Trailer depreciation increased $0.1 million due to new trailers placed in service during the fourth quarter of 2008.  Other depreciation increased $0.4 million as a result of the opening of our new regional hub in Dallas/Fort Worth and capital expenditures for improvements and expansion of existing facilities.  Depreciation on the new Dallas/Fort Worth facility was $0.2 million during the third quarter of 2009.  In addition to these increases, the increase in depreciation and amortization expense as a percentage of revenue is primarily due to the significant reduction in Forward Air revenue discussed above.

FASI

FASI depreciation and amortization increased $0.4 million to $0.9 million for the three months ended September 30, 2009 from $0.5 million for the same period in 2008.  Depreciation and amortization expense as a percentage of FASI operating revenue was 5.1% in the third quarter of 2009 compared to 3.7% in the same period of 2008.    Depreciation on tractors and trailers obtained in conjunction with our acquisitions of Service Express accounted for $0.2 million of the increase.  Amortization of intangible assets also increased $0.1 million associated with the intangible assets acquired through the Service Express acquisition.  The remaining $0.1 million increase was attributable to depreciation on terminal improvements for conveyors, security systems and office space.

Insurance and Claims

Insurance and claims expense increased $0.2 million, or 11.1%, to $2.0 million for the three months ended September 30, 2009 from $1.8 million for the three months ended September 30, 2008.  Insurance and claims were 1.9% of consolidated operating revenue for the three months ended September 30, 2009 compared with 1.5% for the same period in 2008.

Forward Air

Insurance and claims was 1.9% of Forward Air operating revenue in the third quarter of 2009, compared with 1.6% for the same period in 2008.  The $0.1 million, or 5.9%, decrease in insurance and claims for the third quarter of 2009 compared to the third quarter of 2008 is the result of reduced premiums on renewed insurance plans.

FASI

FASI insurance and claims increased $0.3 million to $0.4 million for the three months ended September 30, 2009 from $0.1 million for the same period in 2008.  Insurance and claims increased to 2.2% of revenues for the three months ended September 30, 2009 from 0.7% for the same period in 2008.  The $0.3 million increase is attributable to a $0.2 million increase in cargo claims and a $0.1 million increase in current vehicle claims and the associated expenses.  The increase in both is primarily associated with the increased activity associated with our recent acquisitions.

Fuel Expense

Fuel expense decreased $1.2 million, to $1.9 million in the third quarter of 2009 from $3.1 million in the same period of 2008.  Fuel expense was 1.8% of consolidated operating revenue for the three months ended September 30, 2009 compared with 2.5% in the same period of 2008.

Forward Air

Fuel expense was 0.9% of Forward Air operating revenue in the third quarter of 2009 compared to 1.5% in the same period of 2008. The $0.8 million, or 50.0%, decrease was primarily due to the significant reduction in average fuel prices and the overall reduction in business volumes discussed above during the three months ended September 30, 2009 as compared to the same period in 2008.

FASI

FASI fuel expense decreased $0.4 million, or 26.7%, to $1.1 million in the third quarter of 2009 from $1.5 million in the same period of 2008.  Fuel expenses were 6.2% of FASI operating revenue in the third quarter of 2009 compared to 11.0% in the third quarter of 2008.  FASI fuel expense is significantly higher as a percentage of operating revenue than Forward Air’s fuel expense, as FASI utilizes a higher ratio of Company-employed drivers and Company-owned or leased vehicles in its operations than Forward Air.  The decrease in fuel expense was primarily due to the significant reduction in average fuel prices during the three months ended September 30, 2009 as compared to the same period in 2008 offset by increased activity as a result of the Service Express acquisition.

Other Operating Expenses

Other operating expenses decreased $0.8 million, or 8.3%, to $8.8 million in the third quarter of 2009 from $9.6 million in the same period of 2008.  Other operating expenses were 8.6% of consolidated operating revenue for the three months ended September 30, 2009 compared with 7.9% in the same period of 2008.

Forward Air

Other operating expenses decreased $1.2 million, or 14.6%, to $7.0 million during the three months ended September 30, 2009 from $8.2 million in the same period of 2008.  Other operating expenses were 8.2% of Forward Air operating revenue in the third quarter of 2009 compared to 7.5% in the same period of 2008. The increase as a percentage of revenue is the result of expenses not decreasing at the same rate as revenue.  Volume related expenses such as tires, dock supplies, maintenance and agent station fees decreased $1.6 million and 25.6% due to the decreased business volumes discussed previously.  However, these decreases were partially offset by a $0.2 million increase in reserves for property and other taxes largely associated with our Company-owned terminals.  In addition, during the three months ended September 30, 2008 other operating expenses were reduced by $0.2 million related to the reversal of previous accruals for fines and penalties associated with the settlement of a dispute with a state taxing authority.  The dispute was settled with the state taxing authority during the third quarter of 2008 for less than the amount previously reserved.

FASI

FASI other operating expenses increased $0.5 million, or 35.7%, to $1.9 million for the three months ended September 30, 2009 compared to $1.4 million for the same period in 2008.  FASI other operating expenses for the third quarter of 2009 were 10.7% of the segment’s operating revenue compared to 10.3% for the same period in 2008.  The $0.5 million increase is attributable to the increased revenue activity associated with the acquisition of Service Express.

Intercompany Eliminations

Intercompany eliminations were $0.1 million during the three months ended September 30, 2009. The intercompany eliminations are for agent station services FASI provided to Forward Air during the three months ended September 30, 2009.

Results from Operations

Income from operations decreased by $12.6 million to $6.7 million for the third quarter of 2009 compared to $19.3 million in the same period of 2008. Income from operations was 6.5% of consolidated operating revenue for the three months ended September 30, 2009 compared with 15.9% for the same period in 2008.

Forward Air

Income from operations decreased by $12.1 million, or 62.7%, to $7.2 million for the third quarter of 2009 compared with $19.3 million for the same period in 2008.  Income from operations as a percentage of Forward Air operating revenue was 8.4% for the three months ended September 30, 2009 compared with 17.8% in 2008.  The decrease in income from operations was primarily the result of the decreased revenues discussed above and our inability at this time to reduce expenses at the same pace as the decline in revenue.

FASI

The loss from operations increased to $0.5 million for the three months ended September 30, 2009.  The increase in the loss is primarily driven by increased insurance and claims expense and lower than anticipated business volumes.

Interest Expense

Interest expense remained approximately $0.2 million for the three months ended September 30, 2009 and 2008.

Other, Net

Other, net was expense of less than $0.1 million for the three months ended September 30, 2009 and 2008.

Income Taxes

The combined federal and state effective tax rate for the third quarter of 2009 was 42.3% compared to a rate of 37.1% for the same period in 2008.  The increase in our effective tax rate is primarily attributable to the decline in our net income before income taxes combined with an increase in share-based compensation on incentive stock options.  The share-based compensation for incentive stock options is mostly not deductible for income tax reporting.   Also, the effective rate for the third quarter of 2008 was reduced by a $0.3 million decrease in state income tax expense, net of federal benefit, for the settlement of a dispute with a state taxing authority.  The dispute was settled with the state taxing authority during the third quarter of 2008 for less than the amount previously reserved.

Net Income

As a result of the foregoing factors, net income decreased by $8.3 million, to $3.8 million for the third quarter of 2009 compared to $12.1 million for the same period in 2008.

Results of Operations

The following table sets forth our consolidated historical financial data for the nine months ended September 30, 2009 and 2008 (in millions):

	Nine months ended
	September 30,	September 30,		Percent
	2009	2008	Change	Change
Operating revenue	$299.4	$351.0	$(51.6)	(14.7)%
Operating expenses:
Purchased transportation	125.6	140.3	(14.7)	(10.5)
Salaries, wages, and employee benefits	86.8	84.4	2.4	2.8
Operating leases	20.4	16.9	3.5	20.7
Depreciation and amortization	14.7	11.8	2.9	24.6
Insurance and claims	7.0	5.7	1.3	22.8
Fuel expense	5.2	8.5	(3.3)	(38.8)
Other operating expenses	26.0	27.2	(1.2)	(4.4)
Impairment of goodwill	7.2	--	7.2	100.0
Total operating expenses	292.9	294.8	(1.9)	(0.6)
Income from operations	6.5	56.2	(49.7)	(88.4)
Other income (expense):
Interest expense	(0.5)	(0.8)	0.3	(37.5)
Other, net	0.1	0.3	(0.2)	(66.7)
Total other (expense) income	(0.4)	(0.5)	0.1	(20.0)
Income before income taxes	6.1	55.7	(49.6)	(89.0)
Income taxes	2.6	21.5	(18.9)	(87.9)
Net income	$3.5	$34.2	$(30.7)	(89.8)%

The following table sets forth our historical financial data by segment for the nine months ended September 30, 2009 and 2008 (in millions):

	Nine months ended
	September 30,	Percent of	September 30,	Percent of		Percent
	2009	Revenue	2008	Revenue	Change	Change
Operating revenue
Forward Air	$251.2	83.9%	$319.8	91.1%	$(68.6)	(21.5)%
FASI	49.2	16.4	32.8	9.4	16.4	50.0
Intercompany Eliminations	(1.0)	(0.3)	(1.6)	(0.5)	0.6	(37.5)
Total	299.4	100.0	351.0	100.0	(51.6)	(14.7)

Purchased transportation
Forward Air	116.1	46.2	134.6	42.1	(18.5)	(13.7)
FASI	10.4	21.1	7.3	22.3	3.1	42.5
Intercompany Eliminations	(0.9)	90.0	(1.6)	100.0	0.7	(43.8)
Total	125.6	42.0	140.3	40.0	(14.7)	(10.5)

Salaries, wages and employee benefits
Forward Air	63.1	25.1	70.3	22.0	(7.2)	(10.2)
FASI	23.7	48.2	14.1	43.0	9.6	68.1
Total	86.8	29.0	84.4	24.1	2.4	2.8

Operating leases
Forward Air	14.1	5.6	13.6	4.2	0.5	3.7
FASI	6.3	12.8	3.3	10.0	3.0	90.9
Total	20.4	6.8	16.9	4.8	3.5	20.7

Depreciation and amortization
Forward Air	12.0	4.8	10.6	3.3	1.4	13.2
FASI	2.7	5.5	1.2	3.6	1.5	125.0
Total	14.7	4.9	11.8	3.4	2.9	24.6

Insurance and claims
Forward Air	5.6	2.2	5.1	1.6	0.5	9.8
FASI	1.4	2.8	0.6	1.8	0.8	133.3
Total	7.0	2.3	5.7	1.6	1.3	22.8

Fuel expense
Forward Air	2.3	0.9	4.8	1.5	(2.5)	(52.1)
FASI	2.9	5.9	3.7	11.3	(0.8)	(21.6)
Total	5.2	1.7	8.5	2.4	(3.3)	(38.8)

Other operating expenses
Forward Air	21.0	8.4	23.7	7.4	(2.7)	(11.4)
FASI	5.1	10.4	3.5	10.7	1.6	45.7
Intercompany Eliminations	(0.1)	10.0	--	--	(0.1)	(100.0)
Total	26.0	8.7	27.2	7.7	(1.2)	(4.4)

Impairment of goodwill
and other intangible assets
Forward Air	0.2	0.1	--	--	0.2	100.0
FASI	7.0	14.2	--	--	7.0	100.0
Total	7.2	2.4	--	--	7.2	100.0

Income (loss) from operations
Forward Air	16.8	6.7	57.1	17.9	(40.3)	(70.6)
FASI	(10.3)	(20.9)	(0.9)	(2.7)	(9.4)	1,044.4
Total	$6.5	2.2%	$56.2	16.0%	$(49.7)	(88.4)%

The following table presents the components of the Forward Air segment’s operating revenue and purchased transportation for the nine months ended September 30, 2009 and 2008 (in millions):

	Nine months ended
	September 30,	Percent of	September 30,	Percent of		Percent
	2009	Revenue	2008	Revenue	Change	Change
Forward Air revenue
Airport-to-airport	$195.3	77.7%	$258.2	80.7%	$(62.9)	(24.4)%
Logistics	38.9	15.5	43.1	13.5	(4.2)	(9.7)
Other	17.0	6.8	18.5	5.8	(1.5)	(8.1)
Total	$251.2	100.0%	$319.8	100.0%	$(68.6)	(21.5)%

Forward Air purchased transportation
Airport-to-airport	$82.3	42.1%	$98.4	38.1%	$(16.1)	(16.4)%
Logistics	30.1	77.4	31.2	72.4	(1.1)	(3.5)
Other	3.7	21.8	5.0	27.0	(1.3)	(26.0)
Total	$116.1	46.2%	$134.6	42.1%	$(18.5)	(13.7)%

Nine months Ended September 30, 2009 compared to Nine months Ended September 30, 2008

Revenues

Operating revenue decreased by $51.6 million, or 14.7%, to $299.4 million for the nine months ended September 30, 2009 from $351.0 million in the same period of 2008.

Forward Air

Forward Air operating revenue decreased $68.6 million, or 21.5%, to $251.2 million from $319.8 million, accounting for 83.9% of consolidated operating revenue for the nine months ended September 30, 2009 compared to 91.1% for the same period in 2008. Airport-to-airport revenue, which is the largest component of our consolidated operating revenue, decreased $62.9 million, or 24.4%, to $195.3 million from $258.2 million, accounting for 77.7% of the segment’s operating revenue during the nine months ended September 30, 2009 compared to 80.7% for the same period in 2008.  A significant decrease in tonnage and a decrease in our base revenue per pound, excluding net fuel surcharge revenue and Forward Air Complete (“Complete”) revenue, accounted for $51.2 million of the decline in airport-to-airport revenue. Our airport-to-airport business is priced on a per pound basis and the average revenue per pound, excluding the impact of fuel surcharges and Complete, decreased 2.2% for the nine months ended September 30, 2009 versus the nine months ended September 30, 2008. Tonnage that transited our network decreased by 21.2% in the nine months ended September 30, 2009 compared with the nine months ended September 30, 2008.  The decrease in tonnage was primarily driven by the impact of the economic recession and the resulting reduction in shipping activity.  Average base revenue per pound decreased due to the continued shift in revenue mix to shorter distance and lower price per pound routes as well as increased pricing competition brought on by the current economic environment.  The remaining decrease in airport-to-airport revenue is the result of reduced net fuel surcharge revenue offset by increased revenue from our Complete pick-up and delivery service.  Net fuel surcharge revenue decreased $15.9 million during the nine months ended September 30, 2009 as compared to the nine months ended September 30, 2008 as a result of decreasing fuel prices as well as decreased overall business volumes.  Partially offsetting these decreases was a $4.2 million increase in Complete revenue during the nine months ended September 30, 2009 compared to the same period of 2008.  The increase in Complete revenue is attributable to an increased frequency of airport-to-airport shippers opting to utilize our Complete service.

Logistics revenue, which is primarily truckload brokerage (“TLX”), decreased $4.2 million, or 9.7%, to $38.9 million for the nine months ended September 30, 2009 from $43.1 million for the same period of 2008.  TLX revenue decreased $4.4 million, or 11.1%, as the increase in miles driven to support TLX was offset by reduced revenue per mile.  The miles driven to support TLX revenue increased by approximately 0.5% but the TLX average revenue per mile decreased approximately 11.6% during the nine months ended September 30, 2009 compared to the same period in 2008.  The decrease in average revenue per mile is mainly attributable to decreased fuel surcharge revenue as a result of lower fuel prices, reduced yields driven by increased truckload price competition, and increased use of TLX truckloads to strategically place owner-operators in our airport-to-airport network.  Offsetting the decrease in TLX revenue was a $0.2 million increase in other non-mileage based logistic revenues, primarily due to the acquisition of Pinch in March 2008.

Other revenue, which includes warehousing services and terminal handling, accounts for the final component of Forward Air operating revenue. Other revenue decreased $1.5 million, or 8.1%, to $17.0 million for the nine months ended September 30, 2009 from $18.5 million in the same period of 2008.  The decline in revenue was primarily due to volume decreases in conjunction with the decline in our airport-to-airport business.  These declines were partially offset by increases in certain dedicated pick-up and delivery services initiated during the fourth quarter of 2008.

FASI

FASI operating revenue increased $16.4 million, or 50.0%, to $49.2 million for the nine months ended September 30, 2009 from $32.8 million for the same period in 2008.  The increase in revenue is the result of additional activity from the Pinch and Service Express acquisitions and new business awards which began throughout the second and third quarters of 2009.  These increases were slightly offset by reduced fuel surcharge revenues as a result of declining fuel prices and reduced shipping volumes at pre-acquisition terminals resulting from the current economic recession.

Intercompany Eliminations

Intercompany eliminations decreased $0.6 million, or 37.5%, to $1.0 million for the nine months ended September 30, 2009 from $1.6 million in the same period of 2008.   The intercompany eliminations are the result of truckload and airport-to-airport services Forward Air provided to FASI during the nine months ended September 30, 2009.  FASI also provided cartage and agent station services to Forward Air.  The decrease in intercompany eliminations was the result of reduced Forward Air truckload services provided to FASI.

Purchased Transportation

Purchased transportation decreased by $14.7 million, or 10.5%, to $125.6 million for the nine months ended September 30, 2009 from $140.3 million in the same period of 2008.  As a percentage of total operating revenue, purchased transportation was 42.0% during the nine months ended September 30, 2009 compared to 40.0% for the same period in 2008.

Forward Air

Forward Air’s purchased transportation decreased by $18.5 million, or 13.7%, to $116.1 million for the nine months ended September 30, 2009 from $134.6 million for the nine months ended September 30, 2008. The decrease in purchased transportation is primarily attributable to a 16.8% decrease in miles driven offset by a 3.6% increase in the total cost per mile for the nine months ended September 30, 2009 versus the same period in 2008. As a percentage of segment operating revenue, Forward Air purchased transportation was 46.2% during the nine months ended September 30, 2009 compared to 42.1% for the same period in 2008.

Purchased transportation costs for our airport-to-airport network decreased $16.1 million, or 16.4%, to $82.3 million for the nine months ended September 30, 2009 from $98.4 million for the nine months ended September 30, 2008.  For the nine months ended September 30, 2009, purchased transportation for our airport-to-airport network increased to 42.1% of airport-to-airport revenue from 38.1% for the same period in 2008.  The $16.1 million decrease is mostly attributable to a 21.8% decrease in miles driven by our network of owner-operators or third party transportation providers slightly offset by a 0.3% increase in the cost per mile paid to our network of owner-operators or third party transportation providers.  The reduction in miles decreased purchased transportation by $19.3 million while the increase in cost per mile increased purchased transportation by less than $0.2 million.  Miles driven by our network of owner-operators or third party transportation providers decreased in conjunction with the tonnage decline discussed above.  Offsetting these decreases in airport-to-airport purchased transportation was a $3.0 million increase in expenses for third party transportation costs associated with the increased customer utilization of Complete.

Purchased transportation costs related to our logistics revenue decreased $1.1 million, or 3.5%, to $30.1 million for the nine months ended September 30, 2009 from $31.2 million for the nine months ended September 30, 2008. For the nine months ended September 30, 2009, logistics purchased transportation costs represented 77.4% of logistics revenue versus 72.4% for the nine months ended September 30, 2008. The decrease in logistics purchased transportation was attributable to the $1.4 million, or 4.8%, decrease in TLX purchased transportation.  While miles driven to support our TLX revenue increased by approximately 0.5% during the nine months ended September 30, 2009 compared to the same period in 2008, we reduced the cost per mile by approximately 5.3%.   The reduction in cost per mile was mostly attributable to the increased utilization of our less costly network of owner-operators and improved purchasing power given the increased availability of third party transportation providers.  Logistics purchased transportation increased as a percentage of revenue primarily due to the decline in yield per mile resulting from lower fuel surcharges and increased truckload pricing competition.  These decreases have reduced our TLX yield per mile at a faster rate than we can reduce the related cost per mile.

Purchased transportation costs related to Forward Air’s other revenue decreased $1.3 million, or 26.0%, to $3.7 million for the nine months ended September 30, 2009 from $5.0 million for the nine months ended September 30, 2008. Other purchased transportation costs as a percentage of other revenue decreased to 21.8% of other revenue for the nine months ended September 30, 2009 from 27.0% for the same period in 2008.   The improvement in other purchased transportation costs as a percentage of other revenue is attributable to the use of Company-employed drivers to provide the transportation services associated with certain dedicated pick-up and delivery services initiated during the fourth quarter of 2008.  Further, due to the economic recession we have ceased providing other ancillary services in circumstances in which the overall yield was insufficient.

FASI

FASI purchased transportation increased to $10.4 million for the nine months ended September 30, 2009 from $7.3 million for the same period in 2008.  FASI purchased transportation as a percentage of revenue was 21.1% for the nine months ended September 30, 2009 compared to 22.3% for the nine months ended September 30, 2008.  The increase in purchased transportation is mainly due to our continued expansion of the FASI business through the acquisitions of Pinch and Service Express.  The decrease in purchased transportation as a percentage of revenue is largely attributable to operating efficiencies gained as we continue to integrate our 2008 acquisitions.

Intercompany Eliminations

Intercompany eliminations decreased $0.7 million, or 43.8%, to $0.9 million for the nine months ended September 30, 2009 from $1.6 million in the same period of 2008.   The intercompany eliminations are the result of truckload and airport-to-airport services Forward Air provided to FASI during the nine months ended September 30, 2009.  FASI also provided cartage and agent station services to Forward Air.  The decrease in intercompany eliminations was the result of reduced Forward Air truckload services provided to FASI.

Salaries, Wages, and Benefits

Salaries, wages and employee benefits increased by $2.4 million, or 2.8%, to $86.8 million for the nine months ended September 30, 2009 from $84.4 million in the same period of 2008.  As a percentage of total operating revenue, salaries, wages and employee benefits was 29.0% during the nine months ended September 30, 2009 compared to 24.1% for the same period in 2008.

Forward Air

Salaries, wages and employee benefits of Forward Air decreased by $7.2 million, or 10.2%, to $63.1 million for the nine months ended September 30, 2009 from $70.3 million for the same period of 2008.  Salaries, wages and employee benefits were 25.1% of Forward Air’s operating revenue for the nine months ended September 30, 2009 compared to 22.0% for the same period of 2008.  The $7.2 million decrease in salaries, wages, and benefits was driven by a reduction in employee incentives and our efforts to reduce personnel costs in conjunction with the overall decline in Forward Air revenue.  Expenses for employee incentives decreased $1.9 million, or 0.6% as a percentage of revenue, as a result of failures to meet internal performance goals during the nine months ended September 30, 2009. Our efforts to reduce personnel costs have primarily focused on controlling airport-to-airport variable wages, such as dock personnel.  Through these reductions we have reduced terminal related pay by approximately $4.9 million, or 16.1%.  The remaining $0.4 million decrease was driven by reductions in sales force and various back-office functions offset by increases in share-based compensation, workers compensation claim and health insurance costs.  We have not been able to reduce the fixed components of our salaries and benefits, such as management pay, share-based compensation, and health insurance costs at the same rate at which Forward Air revenue has declined, and as a result salaries, wages, and benefits increased as a percentage of revenue.

FASI

FASI salaries, wages and employee benefits increased to $23.7 million for the nine months ended September 30, 2009 compared to $14.1 million for the nine months ended September 30, 2008.  As a percentage of FASI operating revenue, salaries, wages and benefits increased to 48.2% for the nine months ended September 30, 2009 compared to 43.0% for the same period in 2008.  FASI salary, wages and employee benefits are higher as a percentage of operating revenue than our Forward Air segment, as a larger percentage of the transportation services are performed by Company-employed drivers.  The increase in salaries, wages and employee benefits as a percentage of revenue is primarily attributable to the acquisition of Service Express in September 2008 and to additional expenses recorded to increase our reserves for FASI worker’s compensation claims during the second quarter of 2009.  The terminals we acquired with the Service Express acquisition utilize a much higher percentage of contract labor for its dock personnel than used by preexisting FASI terminals.  Contract labor is more expensive in the short term than Company-employed cargo handlers and dock personnel.  As a result dock related wages increased to 30.3% of revenue during the nine months ended September 30, 2009 from 26.0% in the same period in 2008.  We are currently in the process of trying to minimize the use of contract labor and did incur additional costs as we transition to Company-employees during the third quarter of 2009.  Also, worker’s compensation expense increased $0.7 million, or 1.0% as a percentage of revenue, due to a $0.4 million increase in current claims and a $0.3 million increase in our loss development reserves resulting from an actuarial analysis of our worker’s compensation claims performed during the second quarter of 2009.

Operating Leases

Operating leases increased by $3.5 million, or 20.7%, to $20.4 million for the nine months ended September 30, 2009 from $16.9 million for the same period of 2008.  Operating leases, the largest component of which is facility rent, were 6.8% of consolidated operating revenue for the nine months ended September 30, 2009 compared with 4.8% for the same period of 2008.

Forward Air

Operating leases increased $0.5 million, or 3.7%, to $14.1 million for the nine months ended September 30, 2009 from $13.6 million in the same period of 2008.  Operating leases were 5.6% of Forward Air operating revenue for the nine months ended September 30, 2009 compared with 4.2% in the same period of 2008.  The increase in operating leases in total dollars was attributable to a $0.5 million increase in facility rent expense due to the assumption of additional facilities as a result of the Pinch acquisition and the expansion of other facilities.

Our new regional hub in Dallas/Fort Worth was completed at the beginning of the third quarter.  In conjunction with the opening of this new facility we were able to move out of the previously leased facilities.  However, the rent savings were not fully realized during the nine months ended September 30, 2009 as the related operating lease expense decrease was offset by increases related to the expansion of other facilities.

FASI

FASI operating lease expense increased $3.0 million to $6.3 million for the nine months ended September 30, 2009 from $3.3 million for the same period in 2008.  Approximately $2.5 million of the increase was attributable to higher facility rent expense due to the increased number of terminals resulting from the Pinch and Service Express acquisitions.  Operating leases also increased $0.5 million for trailer and tractor leases assumed in conjunction with the acquisitions of Pinch and Service Express.

Depreciation and Amortization

Depreciation and amortization increased $2.9 million, or 24.6%, to $14.7 million for the nine months ended September 30, 2009 from $11.8 million in the same period of 2008.  Depreciation and amortization was 4.9% of consolidated operating revenue for the nine months ended September 30, 2009 compared with 3.4% in the same period of 2008.

Forward Air

Depreciation and amortization increased $1.4 million, or 13.2%, to $12.0 million for the nine months ended September 30, 2009 from $10.6 million in the same period of 2008.  Depreciation and amortization expense as a percentage of Forward Air operating revenue was 4.8% for the nine months ended September 30, 2009 compared to 3.3% in the same period of 2008.  The increase in depreciation and amortization expense is attributable to increased depreciation on new trailers, terminal and facility leasehold improvements, software and computer equipment and amortization of intangible assets.  Trailer depreciation increased $0.4 million due to new trailers placed in service during the fourth quarter of 2008.  Other depreciation increased $1.0 million as a result of depreciation on our new regional hub in Dallas/Fort Worth, capital expenditures for improvements to new and expanded facilities and for capital expenditures required to assimilate rolling equipment, terminals and office facilities obtained through our recent acquisitions into our network.  The increase in depreciation and amortization expense as a percentage of revenue is primarily due to the significant reduction in Forward Air revenue discussed above.

FASI

FASI depreciation and amortization increased $1.5 million to $2.7 million for the nine months ended September 30, 2009 from $1.2 million for the same period in 2008.  Depreciation on tractors and trailers obtained in conjunction with our acquisitions of Pinch and Service Express accounted for $0.8 million of the increase.  Amortization of intangible assets also increased $0.4 million due to intangible assets acquired with the Pinch and Service Express acquisitions.  The remaining $0.3 million increase was attributable to depreciation on terminal improvements for conveyors, security systems and office improvements as well as depreciation on non-rolling stock assets acquired with the Pinch and Service Express acquisitions.

Insurance and Claims

Insurance and claims expense increased $1.3 million, or 22.8%, to $7.0 million for the nine months ended September 30, 2009 from $5.7 million for the nine months ended September 30, 2008.  Insurance and claims were 2.3% of consolidated operating revenue for the nine months ended September 30, 2009 compared with 1.6% for the same period in 2008.

Forward Air

Insurance and claims were 2.2% of Forward Air operating revenue for the nine months ended September 30, 2009, compared with 1.6% in 2008.  The $0.5 million, or 9.8%, increase in insurance and claims for the nine months ended September 30, 2009 compared to the same period in 2008 is the result of increases in our loss development reserves and increases in fees associated with investigation and defense of vehicle liability.  Adjustments to our loss development reserves for vehicle accidents increased by approximately $0.4 million during the nine months ended September 30, 2009 compared to the same period in 2008.  These increases were based on an actuarial analysis of Forward Air’s vehicle accident claim experience during the second quarter of 2009.  Additionally, the remaining increase in insurance and claims are primarily attributable to increased professional fees associated with investigation and defense of vehicle liability during the nine months ended September 30, 2009 compared to the same period in 2008.

FASI

FASI insurance and claims increased $0.8 million to $1.4 million for the nine months ended September 30, 2009 from $0.6 million for the nine months ended September 30, 2008.  Insurance and claims as a percentage of FASI operating revenue increased to 2.8% for the nine months ended September 30, 2009 compared to 1.8% of revenues for the nine months ended September 30, 2008.  The $0.8 million increase in insurance and claims is primarily attributable to a $0.6 million increase in cargo claims and a $0.2 million increase in insurance premiums and vehicle claims for the nine months ended September 30, 2009 compared to the same period in 2008.  The increase in both is primarily associated with the increased activity associated with our recent acquisitions.

Fuel Expense

Fuel expense decreased $3.3 million, or 38.8%, to $5.2 million for the nine months ended September 30, 2009 from $8.5 million in the same period of 2008.  Fuel expense was 1.7% of consolidated operating revenue for the nine months ended September 30, 2009 compared with 2.4% in the same period of 2008.

Forward Air

Fuel expense was 0.9% of Forward Air operating revenue during the nine months ended September 30, 2009 compared to 1.5% in the same period of 2008. The $2.5 million, or 52.1%, decrease was primarily due to the significant reduction in average fuel prices and the overall decline in business volumes discussed above during the nine months ended September 30, 2009 as compared to the same period in 2008.

FASI

FASI fuel expense decreased $0.8 million, or 21.6%, to $2.9 million during the nine months ended September 30, 2009 from $3.7 million in the same period of 2008.  Fuel expenses were 5.9% of FASI operating revenue during the nine months ended September 30, 2009 compared to 11.3% for the same period in 2008.  FASI fuel expense is significantly higher as a percentage of operating revenue than Forward Air’s fuel expense, as FASI utilizes a higher ratio of Company-employed drivers and Company-owned or leased vehicles in its operations than Forward Air.  The decrease in fuel expense was primarily due to the significant reduction in average fuel prices during the nine months ended September 30, 2009 as compared to the same period in 2008 offset by increased activity as a result of the Pinch and Service Express acquisitions.

Other Operating Expenses

Other operating expenses decreased $1.2 million, or 4.4%, to $26.0 million for the nine months ended September 30, 2009 from $27.2 million in the same period of 2008.  Other operating expenses were 8.7% of consolidated operating revenue for the nine months ended September 30, 2009 compared with 7.7% in the same period of 2008.

Forward Air

Other operating expenses decreased $2.7 million, or 11.4%, to $21.0 million during the nine months ended September 30, 2009 from $23.7 million in the same period of 2008.  Other operating expenses were 8.4% of Forward Air operating revenue during the nine months ended September 30, 2009 compared to 7.4% in the same period of 2008. The increase as a percentage of revenue is the result of expenses not decreasing at the same rate as revenue.  Volume related expenses such as tires, dock supplies, maintenance and agent station fees decreased $4.0 million and 22.2%.  However, these decreases were partially offset by a $1.3 million increase in reserves for property and other taxes largely associated with our Company-owned terminals.  The $1.3 million increase in property and other taxes is partially attributable to other operating expenses for the nine months ended September 30, 2008 including a $0.2 million reduction related to the reversal of previous accruals for fines and penalties associated with the settlement of a dispute with a state taxing authority.  The dispute was settled with the state taxing authority during the third quarter of 2008 for less than the amount previously reserved.

FASI

FASI other operating expenses increased $1.6 million to $5.1 million for the nine months ended September 30, 2009 compared to $3.5 million for the same period in 2008.  FASI other operating expenses for the nine months ended September 30, 2009 were 10.4% of the segment’s operating revenue compared to 10.7% for the same period in 2008.  The $1.6 million increase is attributable to increased volume related expenses, such as dock supplies, tires, and vehicle maintenance.  The increase in the volume related expenses was directly related to the increased revenue activity associated with the acquisitions of Pinch and Service Express.  The decrease as a percentage of revenue is attributable to the increase in revenue outpacing the increase in other operating expenses.

Intercompany Eliminations

Intercompany eliminations were $0.1 million during the nine months ended September 30, 2009. The intercompany eliminations are for agent station services FASI provided to Forward Air during the nine months ended September 30, 2009.

Impairment of Goodwill and Other Intangible Assets

Impairment of goodwill and other intangible assets was $7.2 million during the nine months ended September 30, 2009.  Impairment of goodwill was 2.4% of consolidated operating revenue for the nine months ended September 30, 2009.

Forward Air

Impairment of goodwill and other intangible assets was $0.2 million, or 0.1%, of Forward Air operating revenue, during the nine months ended September 30, 2009.   During the nine months ended September 30, 2009, Forward Air recorded a $0.2 million charge to write off the net book value of certain truckload and cargo handling customer relationships that had been discontinued during the nine months ended September 30, 2009.

FASI

During the nine months ended September 30, 2009, we determined there were indicators of potential impairment of the goodwill assigned to the FASI segment.  This determination was made based on the continuing economic recession, declines in current market valuations and FASI operating losses in excess of expectations.  As a result, we performed an interim impairment test as of March 31, 2009.  Based on the results of the impairment test, we recorded a non-cash goodwill impairment charge of $7.0 million related to the FASI segment during the nine months ended September 30, 2009.

Results from Operations

Income from operations decreased to $6.5 million during the nine months ended September 30, 2009.   The income from operations was 2.2% of consolidated operating revenue for the nine months ended September 30, 2009.  Income from operations for the nine months ended September 30, 2008 was $56.2 million, or 16.0% as a percentage of consolidated operating revenue.

Forward Air

Income from operations decreased by $40.3 million, or 70.6%, to $16.8 million during the nine months ended September 30, 2009 compared with $57.1 million for the same period in 2008.  Income from operations as a percentage of Forward Air operating revenue was 6.7% for the nine months ended September 30, 2009 compared with 17.9% in 2008.  The decrease in income from operations was primarily the result of the decreased revenues discussed above and our inability at this time to reduce expenses at the same pace as the decline in revenue.

FASI

FASI loss from operations increased $9.4 million to a $10.3 million loss for the nine months ended September 30, 2009 from a $0.9 million loss for the nine months ended September 30, 2008.  The increase in FASI’s loss from operations was primarily driven by the $7.0 million non-cash, goodwill impairment charge and the $0.8 million increase in insurance and claims.  Also, driving the increase in operating loss was the lower than projected business volumes.

Interest Expense

Interest expense decreased approximately $0.3 million, or 37.5%, to $0.5 million for the nine months ended September 30, 2009 compared to $0.8 million for the nine months ended September 30, 2008.  The decrease in interest expense is due to the decline in the interest rate on net borrowings of our senior credit facility.

Other, Net

Other, net was income of less than $0.1 million for the nine months ended September 30, 2009 compared with income of $0.3 million for the same period in 2008. The decrease in other income was attributable to decreased average cash and investment balances as well as lower returns received on cash invested due to the decline in short term interest rates.

Income Taxes

The combined federal and state effective tax rate for the nine months ended September 30, 2009 was 42.3% compared to a rate of 38.6% for the same period in 2008.  The increase in our effective tax rate is primarily attributable to declines in our net income before income taxes combined with an increase in share-based compensation on incentive stock options.  The share-based compensation for incentive stock options is mostly not deductible for income tax reporting.  Also, the effective rate for the nine months ending September 30, 2008 was reduced by a $0.3 million decrease in state income tax expense, net of federal benefit, for the settlement of a dispute with a state taxing authority.  The dispute was settled with the state taxing authority during the third quarter of 2008 for less than the amount previously reserved.

Net Income

As a result of the foregoing factors, net income decreased by $30.7 million, to $3.5 million during the nine months ended September 30, 2009 compared to $34.2 million for the same period in 2008.

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

Impact of Recent Accounting Pronouncements

During September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance regarding fair value measurements, which was effective for fiscal years beginning after November 15, 2007. This guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB delayed the effective date of the fair value guidance for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009.   We adopted the new fair value guidance on January 1, 2008 for all financial assets and liabilities and on January 1, 2009 for nonfinancial assets.  This adoption did not have a significant impact on our financial position or results of operations other than considerations used in the fair value calculations of our goodwill impairment tests.

In December 2007, the FASB issued a revision to rules governing business combinations.  The revised guidance establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The revised business combination guidance also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. This guidance was effective January 1, 2009.  The impact of this revised guidance will depend on the nature of our business combinations subsequent to January 1, 2009.

In December 2007, the FASB amended guidance regarding noncontrolling interests and the treatment of noncontrolling interests in consolidated financial statements.  The amended guidance establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The amended guidance also establishes disclosure requirements that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  The adoption of the amended guidance on January 1, 2009, did not have a significant impact on the our financial position, results of operations and cash flows as we do not currently have any noncontrolling interests in other entities.

We adopted the FASB’s new rule regarding subsequent events in the second quarter of 2009.  The FASB’s new rule establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The new subsequent event guidance requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. See Note 1 of the Condensed Consolidated Financial Statements herein for the related disclosures. The adoption of the new subsequent event rule did not have a material impact on our financial statements.

In June 2009, the FASB amended rules regarding the transfer and servicing of financial assets and the extinguishment of financial assets.  The amended guidance eliminates the concept of a qualifying special-purpose entity (“QSPE”); clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale; amends and clarifies the unit of account eligible for sale accounting; and requires that a transferor initially be measured at fair value and recognize all assets obtained (for example beneficial interests) and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. Additionally, on and after the effective date of the amended guidance, existing QSPEs (as defined under previous accounting guidance) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance. The amended guidance requires enhanced disclosures about, among other things, a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the statement of financial position.  We will adopt the amended guidance on January 1, 2010, but at this time we do not anticipate the adoption will have a significant impact on our financial position, results of operations and cash flows.

In June 2009, the FASB amended its rules regarding the consolidation of variable interest entities (“VIE”).  The FASB also amended the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, FASB rules required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. QSPEs, which were previously exempt from the application of rules regarding VIE, will be subject to the provisions of these new rules when they become effective.  The amended guidance also requires enhanced disclosures about an enterprise’s involvement with a VIE. We will adopt the amended rules on January 1, 2010, but at this time we do not anticipate the adoption will have a significant impact on our financial position, results of operations and cash flows.

In June 2009, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“the FASB Codification”) was implemented.  The FASB Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place for nongovernmental entities.  The FASB Codification is effective for interim and annual periods ending after September 15, 2009, and as of the effective date, all existing accounting standard documents will be superseded.  The FASB Codification is effective for us in the third quarter of 2009, and accordingly, our Quarterly Report on Form 10-Q for the quarter ending September 30, 2009 and all subsequent public filings will reference the FASB Codification as the sole source of authoritative literature.  The adoption of the FASB Codification did not impact our financial position, results of operations, and cash flows.

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital expenditures, with cash flows from operations and borrowings under our bank lines of credit. Net cash provided by operating activities totaled approximately $30.7 million for the nine months ended September 30, 2009 compared to approximately $38.0 million for the nine months ended September 30, 2008. The decrease in cash provided by operating activities is mainly attributable to a $24.5 million reduction in net earnings after consideration of non-cash items and a $1.3 million increase in cash used for the settlement of prepaid assets and accounts payable.  These decreases in operating cash were largely offset by a $18.5 million improvement in cash provided from accounts receivable.  The increase in cash used for settlement of prepaid assets and accounts payable is primarily attributable to increases in our income tax receivables as estimated tax payments have not declined at the same rate as our income before income taxes.  Collections on receivables improved due to our reorganization of our billing and collections department that have allowed us to increase the speed and accuracy of our billing as well as address collection issues in a more timely manner.

Net cash used in investing activities was approximately $18.2 million for the nine months ended September 30, 2009 compared with approximately $42.1 million used in investing activities during the nine months ended September 30, 2008. Investing activities during the nine months ended September 30, 2009 consisted primarily of capital expenditures for the construction of our regional hub in Dallas/Fort Worth, Texas.  Cash used for investing activities during the nine months ended September 30, 2008 included $29.3 million for the acquisitions of Pinch and Service Express and $5.5 million for the construction of our regional hub in Dallas/Fort Worth.

Net cash used in financing activities totaled approximately $7.4 million for the nine months ended September 30, 2009 compared with approximately $16.8 million provided by financing activities during the nine months ended September 30, 2008.  Cash used in financing activities mainly included our quarterly dividend payment and scheduled capital lease payments.  The change in financing activities for the nine months ended September 30, 2009 compared to the same period in 2008 was attributable to a $20.0 million reduction in net borrowings from our senior credit facility and a $4.2 million reduction in cash from the exercise and the tax benefit of employee stock option exercises.  Prior year net borrowings from our line of credit were used to partially fund the Pinch and Service Express acquisitions.

On October 10, 2007, we entered into a $100.0 million senior credit facility.  The facility has a term of five years and includes an accordion feature, which if approved by our lender, allows for an additional $50.0 million in borrowings on such terms and conditions as set forth in the credit agreement.  Interest rates for advances under the senior credit facility are at LIBOR plus 0.6% to 0.9% based upon covenants related to total indebtedness to earnings.  We entered into this larger credit facility in order to fund potential acquisitions, repurchases of our common stock, and for financing other general business purposes.  At September 30, 2009, we had $39.5 million of available borrowing capacity under the senior credit facility, not including the accordion feature, and had utilized $10.5 million of availability for outstanding letters of credit.

At September 30, 2009, we have capitalized approximately $30.6 million for the construction of the Dallas/Forth Worth regional hub.  This new regional hub was substantially completed and opened for operation in late June 2009, but we expect to incur an additional $0.6 million in capital expenditures during the fourth quarter of 2009 to fully complete its construction.   We intend to fund the remaining expenditures for the Dallas/Fort Worth regional hub through existing cash, cash provided by operating activities, the sale of existing equipment and/or borrowings under our senior credit facility, if necessary.

During each of the first, second and third quarters of 2009 and 2008, cash dividends of $0.07 per share were declared on common stock outstanding. We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by our Board of Directors.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three and nine months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no purchases of shares of our common stock during the three and nine months ended September 30, 2009.

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

Forward Air Corporation
Date: October 30, 2009	By:	/s/ Rodney L. Bell
Rodney L. Bell Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer)

By:	/s/ Michael P. McLean
Michael P. McLean Chief Accounting Officer, Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

No.	Exhibit

3.1	Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999)
3.2	Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3-1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 6, 2009)
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