Form 10-K
period 2009-12-31
FORWARD AIR CORP
filed 2010-02-24
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2009
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☑ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes  ☐   No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  Yes  ☑  No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting Company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes  ☐  No  ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2009 was approximately $611,603,599 based upon the $21.32 closing price of the stock as reported on The NASDAQ Stock Market LLC on that date. For purposes of this computation, all directors and executive officers of the registrant are assumed to be affiliates. This assumption is not a conclusive determination for purposes other than this calculation.

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share as of February 17, 2010 was 28,976,977.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

Table of Contents

Forward Air Corporation

		Page
		Number
Part I.

Item 1.	Business	3

Item 1A.	Risk Factors	13

Item 1B.	Unresolved Staff Comments	17

Item 2.	Properties	17

Item 3.	Legal Proceedings	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Part II.

Item 5.	Market for Registrant's Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities	19

Item 6.	Selected Financial Data	21

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	21

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 8.	Financial Statements and Supplementary Data	44

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	44

Item 9A.	Controls and Procedures	44

Item 9B.	Other Information	47

Part III.

Item 10.	Directors, Executive Officers and Corporate Governance	47

Item 11.	Executive Compensation	47

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters	47

Item 13.	Certain Relationships and Related Transactions, and Director Independence	47

Item 14.	Principal Accounting Fees and Services	47

Part IV.

Item 15.	Exhibits, Financial Statement Schedules	47

Signatures		48

Index to Financial Statements		F2

Financial Statement Schedule		S1

Exhibit Index

Introductory Note
This Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (this “Form 10-K”) contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. Some forward-looking statements may be identified by use of such terms as “believes,” “anticipates,” “intends,” “plans,” “estimates,” “projects” or “expects.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The following is a list of factors, among others, that could cause actual results to differ materially from those contemplated by the forward-looking statements: economic factors such as recessions, inflation, higher interest rates and downturns in customer business cycles, our inability to maintain our historical growth rate because of a decreased volume of freight or decreased average revenue per pound of freight moving through our network, increasing competition and pricing pressure, surplus inventories, loss of a major customer, the creditworthiness of our customers and their ability to pay for services rendered, our ability to secure terminal facilities in desirable locations at reasonable rates, the inability of our information systems to handle an increased volume of freight moving through our network, changes in fuel prices, claims for property damage, personal injuries or workers’ compensation, employment matters including rising health care costs, enforcement of and changes in governmental regulations, environmental and tax matters, the handling of hazardous materials, the availability and compensation of qualified independent owner-operators and freight handlers needed to serve our transportation needs and our inability to successfully integrate acquisitions. As a result of the foregoing, no assurance can be given as to future financial condition, cash flows or results of operations. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I
Item 1.	Business

We were formed as a corporation under the laws of the State of Tennessee on October 23, 1981. Our operations can be broadly classified into two principal segments:  Forward Air, Inc. (“Forward Air”) and Forward Air Solutions, Inc. (“FASI”).

Through our Forward Air segment, we are a leading provider of time-definite surface transportation and related logistics services to the North American deferred air freight market. We offer our customers local pick-up and delivery (Forward Air Complete™) and scheduled surface transportation of cargo as a cost-effective, reliable alternative to air transportation. We transport cargo that must be delivered at a specific time but is less time-sensitive than traditional air freight. This type of cargo is frequently referred to in the transportation industry as deferred air freight. We operate our Forward Air segment through a network of terminals located on or near airports in 84 cities in the United States and Canada, including a central sorting facility in Columbus, Ohio and 12 regional hubs serving key markets.  We also offer our customers an array of logistics and other services including: expedited truckload brokerage (“TLX”); dedicated fleets; warehousing; customs brokerage; and shipment consolidation, deconsolidation and handling.

Through our Forward Air segment, we market our airport-to-airport services primarily to air freight forwarders, integrated air cargo carriers, and passenger and cargo airlines. To serve this market, we offer customers a high level of service with a focus on on-time, damage-free deliveries. We serve our customers by locating terminals on or near airports and maintaining regularly scheduled transportation service between major cities. We either receive shipments at our terminals or pick up shipments directly from our customers and transport them by truck (i) directly to the destination terminal; (ii) to our Columbus, Ohio central sorting facility; or (iii) to one of our 12 regional hubs, where they are unloaded, sorted and reloaded. After reloading the shipments, we deliver them to the terminals nearest their destinations and then, if requested by the customer, on to a final designated site. We ship freight directly between terminals when justified by the volume of shipments. During 2009, approximately 23.7% of the freight we handled was for overnight delivery, approximately 59.2% was for delivery within two to three days and the balance was for delivery in four or more days. We generally do not market our airport-to-airport services directly to shippers (where such services might compete with our freight forwarder customers). Also, because we do not place significant size or weight restrictions on airport-to-airport shipments, we generally do not compete directly with integrated air cargo carriers such as United Parcel Service and Federal Express in the overnight delivery of small parcels. In 2009, Forward Air’s five largest customers accounted for approximately 21.2% of Forward Air’s operating revenue and no single customer accounted for more than 10.0% of Forward Air’s operating revenue.

We continue to develop and implement complimentary services to the airport-to-airport network.  Our complimentary services including TLX; dedicated fleets; local pick-up and delivery; warehousing; customs brokerage; and shipment consolidation, deconsolidation and handling are critical to helping meet the changing needs of our customers and for efficiently using the people and resources of our airport-to-airport network.

Through our FASI segment, which we formed in July 2007 in conjunction with our acquisition of certain assets and liabilities of USA Carriers, Inc. (“USAC”), we provide pool distribution services throughout the Mid-Atlantic, Southeast, Midwest and Southwest continental United States.  Pool distribution involves managing high-frequency handling and distribution of time-sensitive product to numerous destinations in specific geographic regions.  Our primary customers for pool distribution are regional and nationwide distributors and specialty retailers, such as mall, strip mall and outlet-based retail chains. We service these customers through a network of terminals and service centers located in 19 cities.  FASI’s three largest customers accounted for approximately 50.8% of FASI’s operating revenue, but revenues from these three customers did not exceed 10.0% of our consolidated revenue.  No other customers accounted for more than 10.0% of FASI’s operating revenue.

Our Industry

As businesses minimize inventory levels, close regional and local distribution centers, perform manufacturing and assembly operations in multiple locations and distribute their products through multiple channels, they have an increased need for expedited or time-definite delivery services. Expedited or time-definite shipments are those shipments for which the customer requires delivery the next day or within two to three days, usually by a specified time or within a specified time window.

Shippers with expedited or time-definite delivery requirements have several principal alternatives to transport freight: freight forwarders; integrated air cargo carriers; less-than-truckload carriers; full truckload carriers, and passenger and cargo airlines.

Although expedited or time-definite freight is often transported by aircraft, freight forwarders and shippers often elect to arrange for its transportation by truck, especially for shipments requiring deferred delivery within two to three days. Generally, the cost of shipping freight, especially heavy freight, by truck is substantially less than shipping by aircraft. We believe there are several trends that are increasing demand for lower-cost truck transportation of expedited air freight. These trends include:

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

•
Less-than-truckload carriers also provide pick-up and delivery services through their own fleet of trucks. These carriers operate terminals where a single shipment is unloaded, sorted and reloaded multiple times.  This additional handling increases transit time, handling costs and the likelihood of cargo damage.

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

Primarily through acquisitions, we have created a FASI network of terminals and service centers throughout the Mid-Atlantic, Southeast, Midwest and Southwest continental United States.  The pool distribution market is very fragmented and our competition primarily consists of regional and local providers.  We believe that through our network of FASI terminals and service locations we can offer our pool distribution customers comprehensive, high-quality service across the majority of the continental United States.

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

FASI provides pool distribution services primarily to regional and nationwide distributors and specialty retailers, such as mall, strip mall and outlet-based retail chains.

•
Superior Service Offerings.  Forward Air’s published deferred air freight schedule for transit times with specific cut-off and arrival times generally provides Forward Air customers with the predictability they need. In addition, our network of Forward Air terminals allows us to offer our customers later cut-off times, a higher percentage of direct shipments (which reduces damage and shortens transit times) and earlier delivery times than most of our competitors.

Our network of FASI terminals allows us the opportunity to provide precision deliveries to a wider range of locations than most pool distribution providers with increased on-time performance.

•
Flexible Business Model. Rather than owning and operating our own fleet of trucks, Forward Air purchases most of its transportation requirements from owner-operators or truckload carriers. This allows Forward Air to respond quickly to changing demands and opportunities in our industry and to generate higher returns on assets because of the lower capital requirements.

Primarily as a result of the structure of our acquisition targets and the nature of pool distribution services, FASI utilizes a higher percentage of Company-employed drivers and Company-owned equipment than Forward Air.  However, as the conditions of individual markets and requirements of our customers allow, we are increasing the usage of owner-operators in our pool distribution business.

•
Comprehensive Logistic and Other Service Offerings. Forward Air offers an array of logistic and other services including: TLX, pick-up and delivery (Forward Air Complete™), dedicated fleet, warehousing, customs brokerage and shipment consolidation and handling. These services are an essential part of many of our Forward Air customers’ transportation needs and are not offered by many of our competitors.  Forward Air is able to provide these services utilizing existing infrastructure and thereby able to earn additional revenue without incurring significant additional fixed costs.

•
Leading Technology Platform. We are committed to using information technology to improve our Forward Air and FASI operations.  Through improved information technology, we believe we can increase the volume of freight we handle in our networks, improve visibility of shipment information and reduce our operating costs. Our Forward Air technology allows us to provide our customers with electronic bookings and real-time tracking and tracing of shipments while in our network, complete shipment history, proof of delivery, estimated charges and electronic bill presentment. We continue to enhance our Forward Air systems to permit us and our customers to access vital information through both the Internet and electronic data interchange.  We have continued to invest in information technology to the benefit of our customers and our business processes. The primary example of this continued development is our Terminal Automation Program (“TAP”), a wireless application utilized in all our Forward Air terminals. The system enables individual operators to perform virtually all data entry from our terminal floor locations. The system provides immediate shipment updates, resulting in increased shipment accuracy and improved data timeliness. The TAP system not only reduces operational manpower, but also improves our on-time performance. Additionally, in order to support our Forward Air Complete service offering, we developed and installed a web-based system, which coordinates activities between our customers, operations personnel and external service providers.

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

Growth Strategy

Our growth strategy is to take advantage of our competitive strengths in order to increase our profits and shareholder returns. Our goal is to use our established networks as the base for which to expand and launch new services that will allow us to grow in any economic environment.  Principal components of our efforts include:

•
Increase Freight Volume from Existing Customers. Many of our customers currently use Forward Air and FASI for only a portion of their overall transportation needs.  We believe we can increase freight volumes from existing customers by offering more comprehensive services that address all of the customer’s transportation needs, such as Forward Air Complete, our direct to door pick-up and delivery service.  By offering additional services that can be integrated with our existing business, we believe we will attract additional business from existing customers.

•
Develop New Customers. We continue to actively market our Forward Air and FASI services to potential new customers. In our deferred air freight business, we believe air freight forwarders may move away from integrated air cargo carriers because those carriers charge higher rates, and away from less-than-truckload carriers because those carriers provide less reliable service and compete for the same customers as do the air freight forwarders.  In addition, we believe Forward Air’s comprehensive North American network and related logistics services are attractive to domestic and international airlines.   Forward Air Complete™ can also help attract business from new customers who require pick-up and delivery for their shipments.  In our pool distribution business, we are emphasizing the development of relationships with retailers who have peak volume seasons outside of the traditional fourth quarter spike in order to help stabilize FASI’s earnings throughout the calendar year.  Further, by expanding our network of FASI terminals, we believe we can attract new customers and new business from existing customers by offering our services across multiple regions of the continental United States.  During the upcoming years, we plan on expanding FASI’s terminal footprint by opening FASI operations in select Forward Air terminals.  We believe the utilization of existing Forward Air terminals will allow us to increase our FASI revenues with minimal addition of fixed costs.

•
Improve Efficiency of Our Transportation Network. We constantly seek to improve the efficiency of our airport-to-airport and FASI networks. Regional hubs and direct shuttles improve Forward Air’s efficiency by reducing the number of miles freight must be transported and the number of times freight must be handled and sorted. As the volume of freight between key markets increases, we intend to continue to add direct shuttles. Since 2007, we completed the purchase or construction of three new facilities in Chicago, Illinois, Atlanta, Georgia and Dallas/Fort Worth, Texas.  In 2006, we also completed the expansion of our national hub in Columbus, Ohio.  With these new and expanded facilities, we believe we will have the necessary space to grow our business in key gateway cities and to offer additional services.  We can improve our FASI operations by increasing the efficiencies of our daily and weekly routes and the cartons handled per hour on our docks.  We are constantly looking to improve our route efficiencies by consolidating loads and utilizing owner-operators when available.  We are investing in conveyor systems for certain FASI terminals to increase the productivity of our cargo handlers.  Finally, we are actively looking to reduce or eliminate the number of duplicate facilities in cities which have both Forward Air and FASI terminals.  We have combined Forward Air and FASI facilities in Des Moines, Iowa, Denver, Colorado, Kansas City, Missouri, Nashville, TN and Richmond, Virginia, and will continue this process in upcoming years as the expiration of leases and business volumes allow.

•
Expand Logistics and Other Services. We continue to expand our logistics and other services to increase revenue and improve utilization of our Forward Air terminal facilities and labor force. Because of the timing of the arrival and departure of cargo, our Forward Air facilities are under-utilized during certain portions of the day, allowing us to add logistics services without significantly increasing our costs. Therefore, we have added a number of Forward Air logistic services in the past few years, such as TLX, dedicated fleet, warehousing, customs brokerage and shipment consolidation and handling services. These services directly benefit our existing customers and increase our ability to attract new customers, particularly those air freight forwarders that cannot justify providing the services directly. These services are not offered by many transportation providers with whom we compete and are attractive to customers who prefer to use one provider for all of their transportation needs.

•
Expand Pool Distribution Services and Integrate with our Forward Air Services. In addition to increasing our revenue from traditional pool distribution services, we are working to integrate our Forward Air and FASI service offerings.  Through this process we are able to offer customers linehaul or truckload services, with handling and sorting at the origin and destination terminal, and final distribution to one or many locations utilizing FASI pool distribution and Forward Air Complete™.

•
Enhance Information Systems. We are committed to the continued development and enhancement of our information systems in ways that will continue to provide us competitive service advantages and increased productivity. We believe our enhanced systems have and will assist us in capitalizing on new business opportunities with existing customers and developing relationships with new customers.

•
Pursue Strategic Acquisitions. We continue to evaluate acquisitions that can increase our penetration of a geographic area, add new customers, add new business verticals, increase freight volume and add new service offerings.  In addition, we expect to explore acquisitions that may enable us to offer additional services.  Since our inception, we have acquired certain assets and liabilities of 12 businesses that met one or more of these criteria.  During 2008 and 2007, we acquired certain assets and liabilities of four companies that met these criteria.

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

Forward Air

Airport-to-airport

We receive freight from air freight forwarders, integrated air cargo carriers and passenger and cargo airlines at our terminals, which are located on or near airports in the United States and Canada. We also pick up freight from customers at designated locations via our Forward Air Complete™ service. We consolidate and transport these shipments by truck through our network to our terminals nearest the ultimate destinations of the shipments. We operate regularly scheduled service to and from each of our terminals through our Columbus, Ohio central sorting facility or through one of our 12 regional hubs. We also operate regularly scheduled shuttle service directly between terminals where the volume of freight warrants bypassing the Columbus, Ohio central sorting facility or a regional hub. When a shipment arrives at our terminal nearest its destination, the customer arranges for the shipment to be picked up and delivered to its final destination, or we, in the alternative, through our Forward Air Complete™ service, deliver the freight for the customer to its final destination.

Terminals

 Our airport-to-airport network consists of terminals located in the following 84 cities:

City	Airport Served	City	Airport Served
Albany, NY	ALB	Louisville, KY	SDF
Albuquerque, NM***	ABQ	Memphis, TN	MEM
Allentown, PA*	ABE	McAllen, TX	MFE
Atlanta, GA	ATL	Miami, FL	MIA
Austin, TX	AUS	Milwaukee, WI	MKE
Baltimore, MD	BWI	Minneapolis, MN	MSP
Baton Rouge, LA*	BTR	Mobile, AL*	MOB
Birmingham, AL*	BHM	Moline, IA	MLI
Blountville, TN*	TRI	Montgomery, AL***	MGM
Boston, MA	BOS	Nashville, TN**	BNA
Buffalo, NY	BUF	Newark, NJ	EWR
Burlington, IA	BRL	Newburgh, NY	SWF
Cedar Rapids, IA	CID	New Orleans, LA	MSY
Charleston, SC	CHS	New York, NY	JFK
Charlotte, NC	CLT	Norfolk, VA	ORF
Chicago, IL	ORD	Oklahoma City, OK	OKC
Cincinnati, OH	CVG	Omaha, NE	OMA
Cleveland, OH	CLE	Orlando, FL	MCO
Columbia, SC*	CAE	Pensacola, FL*	PNS
Columbus, OH	CMH	Philadelphia, PA	PHL
Corpus Christi, TX*	CRP	Phoenix, AZ	PHX
Dallas/Ft. Worth, TX	DFW	Pittsburgh, PA	PIT
Dayton, OH*	DAY	Portland, OR	PDX
Denver, CO**	DEN	Raleigh, NC	RDU
Des Moines, IA**	DSM	Richmond, VA**	RIC
Detroit, MI	DTW	Rochester, NY	ROC
El Paso, TX	ELP	Sacramento, CA	SMF
Greensboro, NC	GSO	Salt Lake City, UT	SLC
Greenville, SC	GSP	San Antonio, TX	SAT
Hartford, CT	BDL	San Diego, CA	SAN
Harrisburg, PA	MDT	San Francisco, CA	SFO
Houston, TX	IAH	Seattle, WA	SEA
Huntsville, AL*	HSV	Shreveport, LA*	SHV
Indianapolis, IN	IND	St. Louis, MO	STL
Jacksonville, FL	JAX	Syracuse, NY	SYR
Kansas City, MO**	MCI	Tampa, FL	TPA
Knoxville, TN*	TYS	Toledo, OH*	TOL
Lafayette, LA*	LFT	Tucson, AZ*	TUS
Laredo, TX	LRD	Tulsa, OK	TUL
Las Vegas, NV	LAS	Washington, DC	IAD
Little Rock, AR*	LIT	Montreal, Canada*	YUL
Los Angeles, CA	LAX	Toronto, Canada	YYZ

*     Denotes an independent agent location.
**   Denotes a location with combined Forward Air and FASI operations.
*** Denotes an agent location operated by FASI.

Independent agents and FASI operate 17 and 2 of our Forward Air locations, respectively. These locations typically handle lower volumes of freight relative to our Company-operated facilities.

Direct Service and Regional Hubs

We operate direct terminal-to-terminal services and regional overnight service between terminals where justified by freight volumes. We currently provide regional overnight service to many of the markets within our network. Direct service allows us to provide quicker scheduled service at a lower cost because it allows us to minimize out-of-route miles and eliminate the added time and cost of handling the freight at our central or regional hub sorting facilities. Direct shipments also reduce the likelihood of damage because of reduced handling and sorting of the freight. As we continue to increase volume between various terminals, we intend to add other direct services. Where warranted by sufficient volume in a region, we utilize larger terminals as regional sorting hubs, which allow us to bypass our Columbus, Ohio central sorting facility. These regional hubs improve our operating efficiency and enhance customer service. We operate regional hubs in Atlanta, Charlotte, Chicago, Dallas/Ft. Worth, Denver, Kansas City, Los Angeles, New Orleans, Newark, Newburgh, Orlando, and Sacramento.

Shipments

The average weekly volume of freight moving through our network was approximately 28.5 million pounds per week in 2009. During 2009, our average shipment weighed approximately 693 pounds and shipment sizes ranged from small boxes weighing only a few pounds to large shipments of several thousand pounds. Although we impose no significant size or weight restrictions, we focus our marketing and price structure on shipments of 200 pounds or more. As a result, we typically do not directly compete with integrated air cargo carriers in the overnight delivery of small parcels. The table below summarizes the average weekly volume of freight moving through our network for each year since 1990.

Average Weekly
Volume in Pounds
Year	(In millions)
1990	1.2
1991	1.4
1992	2.3
1993	3.8
1994	7.4
1995	8.5
1996	10.5
1997	12.4
1998	15.4
1999	19.4
2000	24.0
2001	24.3
2002	24.5
2003	25.3
2004	28.7
2005	31.2
2006	32.2
2007	32.8
2008	34.2
2009	28.5

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

    Our logistics and other services allow customers to access the following services from a single source:

•	expedited truckload brokerage, or TLX;

•	dedicated fleets;

•	customs brokerage, such as assistance with U.S. Customs and Border Protection (“U.S. Customs”) procedures for both import and export shipments;

•	warehousing, dock and office space;

•	drayage and intermodal;

•	hotshot or ad-hoc ultra expedited services; and

•	shipment consolidation and handling, such as shipment build-up and break-down and reconsolidation of air or ocean pallets or containers.

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

Revenue and purchased transportation for our TLX and dedicated fleet services are largely determined by the number of miles driven.  The table below summarizes the average miles driven per week to support our logistics services since 2003:

Average Weekly Miles
Year	(In thousands)
2003	211
2004	259
2005	248
2006	331
2007	529
2008	676
2009	672

Forward Air Solutions (FASI)

Pool Distribution

Through our FASI segment we provide pool distribution services through a network of terminals and service locations in 19 cities throughout the Mid-Atlantic, Southeast, Midwest and Southwest continental United States.  Pool distribution involves managing high-frequency handling and distribution of time-sensitive product to numerous destinations in specific geographic regions.  Our primary customers for this product are regional and nationwide distributors and retailers, such as mall, strip mall and outlet-based retail chains.

We continue to expand the geographic footprint of our FASI pool distribution business, primarily through acquisitions.  In July 2007, we acquired USAC which provided the base from which we launched our FASI pool distribution services.  On March 17, 2008, we acquired certain assets and liabilities of Pinch.   The acquisition of Pinch’s pool distribution services expanded the geographic footprint in Texas and the Southwestern United States.  On September 8, 2008, we acquired certain assets and liabilities of Service Express.  The acquisition of Service Express helped us expand our geographic footprint in the Mid-Atlantic and Southeastern continental United States.   Our pool distribution network consists of terminals and service locations in the following 19 cities:

City
Albuquerque, NM***	Kansas City, MO**
Atlanta, GA	Lakeland, FL
Baltimore, MD	Las Vegas, NV
Charlotte, NC	Miami, FL
Dallas/Ft. Worth, TX	Montgomery, AL***
Denver, CO**	Nashville, TN**
Des Moines, IA**	Richmond, VA**
Greensboro, NC	San Antonio, TX
Houston, TX	Tulsa, OK
Jacksonville, FL

**   Denotes a location with combined Forward Air and FASI operations.
*** Denotes a location that provides agent station services to Forward Air.

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

We market all our services through a sales and marketing staff located in major markets of the United States. Senior management also is actively involved in sales and marketing at the national account level and supports local sales initiatives. We also participate in air cargo and retail trade shows and advertise our services through direct mail programs and through the Internet via www.forwardair.com. The information contained on our website is not part of this filing and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

Technology and Information Systems

Our technology allows us to provide Forward Air customers with real-time tracking and tracing of shipments throughout the transportation process, complete shipment history, proof of delivery, estimated charges and electronic bill presentment. In addition, our Forward Air customers are able to electronically transmit bookings to us from their own networks and schedule transportation and obtain tracking and tracing information.  We continue to develop and enhance our systems to permit our customers to obtain this information both through the Internet and through electronic data interchange.

We continue to enhance our Forward Air TAP application and website service offerings in our continuing effort to automate and improve our operations. TAP enables operations personnel to perform data entry from our terminal floor locations which greatly reduces the need for data entry personnel and provides immediate shipment updates. The result is increased shipment accuracy and improved data timeliness. The TAP system improves our ability to provide accurate, real-time information, and results in both competitive service advantages and increased productivity throughout our network. Our Forward Air Complete™ website coordinates activities between our customers, operations personnel and external service providers. We believe that the TAP system, Forward Air Complete™ website and other technical enhancements will assist us in capitalizing on new business opportunities and could encourage customers to increase the volume of freight they send through our network.

During 2009, we made significant investments in technology for FASI. During the year, we continued our development of a FASI driven enhancement to our existing Forward Air applications. This system enhancement, called FASTRACS, is designed specifically to meet the retail distribution business demands, and makes use of the most modern wireless technologies available. FASTRACS was implemented in 2009 for a select group of customers and is being designed so as to be the primary technology platform for all future customers.

Purchased Transportation

We contract for most of our Forward Air transportation services on a per mile basis from owner-operators.  FASI also utilizes owner-operators for certain of its transportation services, but relies more on Company-employed drivers.  The owner-operators own, operate and maintain their own tractors and employ their own drivers. Our Forward Air freight handlers load and unload our trailers for hauling by owner-operators between our terminals.

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

As a result of efforts to expand our logistics and other services, seasonal demands and volume surges in particular markets, we also purchase transportation from other surface transportation providers to handle overflow volume. Of the $174.4 million incurred for purchased transportation during 2009, we purchased 70.5% from owner-operators and 29.5% from other surface transportation providers.

Competition

The air freight and pool distribution segments of the transportation industry are highly competitive and very fragmented. Our Forward Air and FASI competitors primarily include national and regional truckload and less-than-truckload carriers. To a lesser extent, Forward Air also competes with integrated air cargo carriers and passenger and cargo airlines.

We believe competition is based primarily on service, on-time delivery, flexibility and reliability, as well as rates. We offer our Forward Air services at rates that generally are significantly below the charge to transport the same shipment to the same destination by air. We believe Forward Air has an advantage over less-than-truckload carriers because Forward Air delivers faster, more reliable service between many cities.  We believe FASI has an advantage over its competitors due to its presence in several regions across the continental United States allowing us to provide consistent, high-quality service to our customers regardless of location.

Seasonality

Historically, our operating results have been subject to seasonal trends when measured on a quarterly basis. The first quarter has traditionally been the weakest and the third and fourth quarters have traditionally been the strongest. Typically, this pattern has been the result of factors such as weather, national holidays, customer demand and economic conditions. Additionally, a significant portion of our revenue is derived from customers whose business levels are impacted by the economy.  The impact of seasonal trends is more pronounced on our pool distribution business.  The pool distribution business is seasonal and operating revenues and results tend to be higher in the third and fourth quarters than in the first and second quarters.

Employees

   As of December 31, 2009, we had 1,798 full-time employees, 488 of whom were freight handlers. Also, as of that date, we had an additional 957 part-time employees, of whom the majority were freight handlers. None of our employees are covered by a collective bargaining agreement. We recognize that our workforce, including our freight handlers, is one of our most valuable assets. The recruitment, training and retention of qualified employees is essential to support our continued growth and to meet the service requirements of our customers.

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

Regulation

The DOT and various state agencies have been granted broad powers over our business. These entities generally regulate such activities as authorization to engage in property brokerage and motor carrier operations, safety and financial reporting. We are licensed through our subsidiaries by the DOT as a motor carrier and as a property broker to arrange for the transportation of freight by truck. Our domestic customs brokerage operations are licensed by U.S. Customs. We are subject to similar regulation in Canada.

Service Marks

Through one of our subsidiaries, we hold federal trademark registrations or applications for federal trademark registration, associated with the following service marks: Forward Air, Inc. ®, North America’s Most Complete Roadfeeder Network ®, Forward Air ™, Forward Air Solutions ®, Forward Air TLX™, and Forward Air Complete ™. These marks are of significant value to our business.

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

We are experiencing significantly weaker demand for our airport-to-airport and pool distribution services driven by the severe downturn in the economy.  We began to experience weakening demand late in 2008, and this weakness continued throughout 2009.  We have adjusted the size of our owner-operator fleet and reduced employee headcount to compensate for the drop in demand.  If the economic downturn persists or worsens, demand for our services may continue to weaken.  No assurance can be given that our reductions or other steps we have taken or may take will be adequate to offset the effects of reduced demand.

Our business is subject to general economic and business factors that are largely out of our control, any of which could have a material adverse effect on our results of operations.

Our business is dependent upon a number of factors that may have a material adverse effect on the results of our operations, many of which are beyond our control. These factors include increases or rapid fluctuations in fuel prices, capacity in the trucking industry, insurance premiums, self-insured retention levels and difficulty in attracting and retaining qualified owner-operators and freight handlers. Our profitability would decline if we were unable to anticipate and react to increases in our operating costs, including purchased transportation and labor, or decreases in the amount of revenue per pound of freight shipped through our system. As a result of competitive factors, we may be unable to raise our prices to meet increases in our operating costs, which could result in a material adverse effect on our business, results of operations and financial condition.

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

 In order to grow our business, we will need to increase the volume and revenue per pound of the freight shipped through our networks.

Our growth depends in significant part on our ability to increase the amount and revenue per pound of freight shipped through our networks. The amount of freight shipped through our networks and our revenue per pound depend on numerous factors, many of which are beyond our control, such as economic conditions and our competitors’ pricing. Therefore, we cannot guarantee that the amount of freight shipped or the revenue per pound we realize on that freight will increase or even remain at current levels. If we fail to increase the volume of the freight shipped through our networks or the revenue per pound of the freight shipped, we may be unable to maintain or increase our profitability.

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

Our operations, particularly our networks of hubs and terminals, represent substantial fixed costs. As a result, any decline in the volume or revenue per pound of freight we handle may have an adverse effect on our operating margin and our results of operations. Typically, Forward Air does not have contracts with our customers and we cannot guarantee that our current customers will continue to utilize our services or that they will continue at the same levels.  FASI does have contracts with its customers but these contracts typically have terms allowing cancellation within 30 to 60 days.  The actual shippers of the freight moved through our networks include various manufacturers, distributors and/or retailers of electronics, clothing, telecommunications equipment, machine parts, trade show exhibit materials and medical equipment. Adverse business conditions affecting these shippers or adverse general economic conditions are likely to cause a decline in the volume of freight shipped through our networks.

We operate in highly competitive and fragmented segments of our industry, and our business will suffer if we are unable to adequately address downward pricing pressures and other factors that may adversely affect our operations and profitability.

The segments of the freight transportation industry we participate in, are highly competitive, very fragmented and historically have few barriers to entry. Our principal competitors include national and regional truckload and less-than-truckload carriers. To a lesser extent, our Forward Air segment also competes with integrated air cargo carriers and passenger airlines. Our competition ranges from small operators that compete within a limited geographic area to companies with substantially greater financial and other resources, including greater freight capacity.  We also face competition from air freight forwarders who decide to establish their own networks to transport deferred air freight. We believe competition is based on service, primarily on-time delivery, flexibility and reliability, as well as rates. Many of our competitors periodically reduce their rates to gain business, especially during times of economic decline. In the past several years, several of our competitors have reduced their rates to unusually low levels that we believe are unsustainable in the long-term, but that may materially adversely affect our business in the short-term. These competitors may cause a decrease in our volume of freight, require us to lower the prices we charge for our services and adversely affect both our growth prospects and profitability.

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

We have grown through acquisitions and we intend to pursue opportunities to expand our business by acquiring other companies in the future. Acquisitions involve risks, including those relating to:

•	identification of appropriate acquisition candidates;

•	negotiation of acquisitions on favorable terms and valuations;

•	integration of acquired businesses and personnel;

•	implementation of proper business and accounting controls;

•	ability to obtain financing, on favorable terms or at all;

•	diversion of management attention;

•	retention of employees and customers;

•	unexpected liabilities;

•	potential erosion of operating profits as new acquisitions may be unable to achieve profitability comparable with our core airport-to-airport business, and

•	detrimental issues not discovered during due diligence.

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

   We have $35.9 million of recorded net definite-lived intangible assets on our consolidated balance sheet at December 31, 2009.  Our definite-lived intangible assets primarily represent the value of customer relationships and non-compete agreements that were recorded in conjunction with our various acquisitions.  We review our long-lived assets, such as our definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Impairment is recognized on these assets when the sum of undiscounted estimated cash flows expected to result from the use of the asset is less than the carrying value.  If such measurement indicates a possible impairment, we would be required to record a non-cash impairment charge to our statement of income in the amount that the carrying value of these assets exceed the estimated fair value of the assets.

   We also have recorded goodwill of $43.3 million on our consolidated balance sheet at December 31, 2009.  Goodwill is assessed for impairment annually (or more frequently if circumstances indicate possible impairment) for each of our reportable segments.  This assessment includes comparing the fair value of each reportable segment to the carrying value of the assets assigned to each reportable segment.  If the carrying value of the reportable segment was to exceed our estimated fair value of the reportable segment, we would then be required to estimate the fair value of the individual assets and liabilities within the reportable segment to ascertain the amount of fair value of goodwill and any potential impairment.  If we determine that our fair value of goodwill is less than the related book value, we could be required to record a non-cash impairment charge to our statement of income, which could have a material adverse effect on our earnings.  During 2009, we determined there were indicators of potential impairment of the goodwill assigned to the FASI segment.  This determination was based on the continuing economic recession, declines in current market valuations and FASI operating losses in excess of expectations.  As a result, we performed an interim impairment test in accordance with our accounting policy discussed above as of March 31, 2009.  Based on the results of the interim impairment test, we concluded that an impairment loss was probable and could be reasonably estimated.  Consequently, we recorded a non-cash goodwill impairment charge of $7.0 million related to the FASI segment during 2009.

   Earnings estimated to be generated by the Forward Air segment are expected to support the carrying value of its goodwill.  The FASI segment is currently facing the challenges of building and expanding a business during difficult economic times.  If these overall economic conditions worsen or continue for an extended period of time, we may be required to record an additional impairment charge against the carrying value of goodwill related to the FASI segment.

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

   We depend on owner-operators for most of our transportation needs. In 2009, owner-operators provided 70.5% of our purchased transportation. Competition for owner-operators is intense, and sometimes there are shortages of available owner-operators. In addition, we need a large number of freight handlers to operate our business efficiently. During periods of low unemployment in the areas where our terminals are located, we may have difficulty hiring and retaining a sufficient number of freight handlers. If we have difficulty attracting and retaining enough qualified owner-operators or freight handlers, we may be forced to increase wages and benefits, which would increase our operating costs. This difficulty may also impede our ability to maintain our delivery schedules, which could make our service less competitive and force us to curtail our planned growth. If our labor costs increase, we may be unable to offset the increased labor costs by increasing rates without adversely affecting our business. As a result, our profitability may be reduced.

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

We are subject to various environmental laws and regulations, and costs of compliance with, or liabilities for violations of, existing or future laws and regulations could significantly increase our costs of doing business.

    Our operations are subject to environmental laws and regulations dealing with, among other things, the handling of hazardous materials and discharge and retention of stormwater. We operate in industrial areas, where truck terminals and other industrial activities are located, and where groundwater or other forms of environmental contamination may have occurred. Our operations involve the risks of fuel spillage, environmental damage, and hazardous waste disposal, among others. If we are involved in a spill or other accident involving hazardous substances, or if we are found to be in violation of applicable environmental laws or regulations, it could significantly increase our cost of doing business. Under specific environmental laws and regulations, we could be held responsible for all of the costs relating to any contamination at our past or present terminals and at third-party waste disposal sites. If we fail to comply with applicable environmental laws and regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

    In addition, as global warming issues become more prevalent, federal and local governments and our customers are beginning to respond to these issues. This increased focus on sustainability may result in new regulations and customer requirements that could negatively affect us. This could cause us to incur additional direct costs or to make changes to our operations in order to comply with any new regulations and customer requirements, as well as increased indirect costs or loss of revenue resulting from, among other things, our customers incurring additional compliance costs that affect our costs and revenues. We could also lose revenue if our customers divert business from us because we haven’t complied with their sustainability requirements. These costs, changes and loss of revenue could have a material adverse affect on our business, financial condition and results of operations.

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

Our charter and bylaws and provisions of Tennessee law could discourage or prevent a takeover that may be considered favorable.

Our charter and bylaws and provisions of Tennessee law may discourage, delay or prevent a merger, acquisition or change in control that may be considered favorable. These provisions could also discourage proxy contests and make it more difficult for shareholders to elect directors and take other corporate actions. Among other things, these provisions:

•
authorize us to issue preferred stock, the terms of which may be determined at the sole discretion of our Board of Directors and may adversely affect the voting or economic rights of our shareholders; and

•	establish advance notice requirements for nominations for election to the Board of Directors and for proposing matters that can be acted on by shareholders at a meeting.

    Our charter and bylaws and provisions of Tennessee law may discourage transactions that otherwise could provide for the payment of a premium over prevailing market prices for our Common Stock, $0.01 par value per share, and also could limit the price that investors are willing to pay in the future for shares of our Common Stock.

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

In June 2009, we completed the construction of a facility near Dallas/Fort Worth, Texas for $31.6 million. The facility has over 216,000 square feet with 134 trailer doors and approximately 28,000 square feet of office space.  In addition, in March and June 2007, we completed the purchase of facilities near Chicago, Illinois and Atlanta, Georgia for $22.3 million and $14.9 million, respectively.  The Atlanta, Georgia facility is over 142,000 square feet with 118 trailer doors and approximately 12,000 square feet of office space.  The Chicago, Illinois facility is over 125,000 square feet with 110 trailer doors and over 10,000 square feet of office space.

We lease and maintain 77 additional terminals, including our pool distribution terminals, located in major cities throughout the United States and Canada. Lease terms for these terminals are typically for three to five years. The remaining 17 terminals are agent stations operated by independent agents who handle freight for us on a commission basis.

We own the majority of trailers we use to move freight through our networks. Substantially all of our trailers are 53’ long, some of which have specialized roller bed equipment required to serve air cargo industry customers. At December 31, 2009, we had 2,233 owned trailers in our fleet with an average age of approximately 4.3 years.  In addition, as a result of our acquisitions in 2007 and 2008, at December 31, 2009, we also had 77 leased trailers in our fleet.

Through our acquisitions in 2007 and 2008 we have also increased the size of our tractor and straight truck fleets.  At December 31, 2009, we had 327 owned tractors and straight trucks in our fleet, with an average age of approximately 3.8 years.  In addition, at December 31, 2009, we also had 137 leased tractors and straight trucks in our fleet.

Item 3.	Legal Proceedings

From time to time, we are a party to ordinary, routine litigation incidental to and arising in the normal course of our business, most of which involve claims for personal injury, property damage related to the transportation and handling of freight, or workers’ compensation. We do not believe that any of these pending actions, individually or in the aggregate, will have a material adverse effect on our business, financial condition, results of operations or cash flow.

Item 4.	Submission of Matters to a Vote of Security Holders

    During the fourth quarter of the fiscal year ended December 31, 2009, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

Executive Officers of the Registrant

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K of the Securities Act and General Instruction G(3) to Form 10-K, the following information is included in Part I of this report. The ages listed below are as of December 31, 2009.

The following are our executive officers:

Name	Age	Position
Bruce A. Campbell	58	President and Chief Executive Officer
Rodney L. Bell	47	Chief Financial Officer, Senior Vice President and Treasurer
Craig A. Drum	54	Senior Vice President, Sales
Matthew J. Jewell	43	Executive Vice President, Chief Legal Officer and Secretary
Chris C. Ruble	47	Executive Vice President, Operations

There are no family relationships between any of our executive officers. All officers hold office at the pleasure of the Board of Directors.

Bruce A. Campbell has served as a director since April 1993, as President since August 1998, as Chief Executive Officer since October 2003 and as Chairman of the Board since May 2007. Mr. Campbell was Chief Operating Officer from April 1990 until October 2003 and Executive Vice President from April 1990 until August 1998. Prior to joining us, Mr. Campbell served as Vice President of Ryder-Temperature Controlled Carriage in Nashville, Tennessee from September 1985 until December 1989. Mr. Campbell also serves as a director of Green Bankshares, Inc.

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

2009	High	Low	Dividends
First Quarter	$24.66	$13.80	$0.07
Second Quarter	24.60	13.48	0.07
Third Quarter	25.39	19.73	0.07
Fourth Quarter	26.29	20.32	0.07

2008	High	Low	Dividends
First Quarter	$36.86	$25.55	$0.07
Second Quarter	39.09	32.54	0.07
Third Quarter	38.58	25.77	0.07
Fourth Quarter	28.16	17.31	0.07

There were approximately 403 shareholders of record of our Common Stock as of February 4, 2010.

Subsequent to December 31, 2009, our Board of Directors declared a cash dividend of $0.07 per share that will be paid on March 25, 2010 to shareholders of record at the close of business on March 10, 2010. We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

There are no material restrictions on our ability to declare dividends.

None of our securities were sold during fiscal year 2009 without registration under the Securities Act.

Securities Authorized for Issuance Under Equity Compensation Plans

    The following table provides information as of December 31, 2009 with respect to shares of our Common Stock that may be issued under existing equity compensation plans, including the 1992 Amended and Restated Stock Option and Incentive Plan (the “1992 Plan”), the 1999 Stock Option and Incentive Plan (the “1999 Plan”), the Amended and Restated Stock Option and Incentive Plan (“1999 Amended Plan”), the Non-Employee Director Stock Option Plan (the “NED Plan”), the 2000 Non-Employee Director Award (the “2000 NED Award”), the 2005 Employee Stock Purchase Plan (the “ESPP”) and the Amended and Restated Non-Employee Director Stock Plan (the “Amended Plan”).  Our shareholders have approved each of these plans.

Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
		(a)	(b)
Equity Compensation Plans Approved by Shareholders	3,191,254	$26	3,437,416
Equity Compensation Plans Not Approved by Shareholders	--	--	--
Total	3,191,254	$26	3,437,416

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

(b)	Includes shares available for future issuance under the ESPP. As of December 31, 2009, an aggregate of 447,232 shares of Common Stock were available for issuance under the ESPP.

Stock Performance Graph

The following graph compares the percentage change in the cumulative shareholder return on our Common Stock with The NASDAQ Trucking and Transportation Stocks Index and The NASDAQ Global Select Stock Market™ Index commencing on the last trading day of December 2004 and ending on the last trading day of December 2009. The graph assumes a base investment of $100 made on December 31, 2004 and the respective returns assume reinvestment of all dividends. The comparisons in this graph are required by the SEC and, therefore, are not intended to forecast or necessarily be indicative of any future return on our Common Stock.

	2004	2005	2006	2007	2008	2009
Forward Air Corporation	100	124	98	106	81	84
Nasdaq Trucking and Transportation Stocks Index	100	109	116	120	85	88
Nasdaq Global Select Stock Market Index	100	102	111	123	75	107

Issuer Purchases of Equity Securities

No shares of our Common Stock were repurchased by the Company during the quarter ended December 31, 2009.

Item 6.	Selected Financial Data

The following table sets forth our selected financial data. The selected financial data should be read in conjunction with our consolidated financial statements and notes thereto, included elsewhere in this report.

	Year ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2009	2008	2007	2006	2005
	(In thousands, except per share data)
Income Statement Data:
Operating revenue	$417,410	$474,436	$392,737	$352,758	$320,934
Income from operations	18,550	70,285	71,048	75,396	67,437
Operating margin (1)	4.4%	14.8%	18.1%	21.4%	21.0%
Net income	9,802	42,542	44,925	48,923	44,909
Net income per share:
Basic	$0.34	$1.48	$1.52	$1.57	$1.41
Diluted	$0.34	$1.47	$1.50	$1.55	$1.39

Cash dividends declared per common share	$0.28	$0.28	$0.28	$0.28	$0.24

Balance Sheet Data (at end of period):
Total assets	$316,730	$307,527	$241,884	$213,014	$212,600
Long-term obligations, net of current portion	52,169	53,035	31,486	796	837
Shareholders' equity	224,507	216,434	171,733	185,227	178,816

(1) Income from operations as a percentage of operating revenue

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Executive Summary

    Our operations can be broadly classified into two principal segments:  Forward Air and FASI.

   Through our Forward Air segment, we are a leading provider of time-definite surface transportation and related logistics services to the North American deferred air freight market. We offer our customers local pick-up and delivery (Forward Air Complete™) and scheduled surface transportation of cargo as a cost-effective, reliable alternative to air transportation. We transport cargo that must be delivered at a specific time, but is less time-sensitive than traditional air freight. This type of cargo is frequently referred to in the transportation industry as deferred air freight. We operate our Forward Air segment through a network of terminals located on or near airports in 84 cities in the United States and Canada, including a central sorting facility in Columbus, Ohio and 12 regional hubs serving key markets.  We also offer our customers an array of logistics and other services including: TLX; dedicated fleets; warehousing; customs brokerage; and shipment consolidation, deconsolidation and handling.

    FASI provides pool distribution services throughout the Mid-Atlantic, Southeast, Midwest and Southwest continental United States.  Pool distribution involves managing high-frequency handling and distribution of time-sensitive product to numerous destinations in specific geographic regions.  Our primary customers for this product are regional and nationwide distributors and retailers, such as mall, strip mall and outlet-based retail chains. We service these customers through a network of terminals and service centers located in 19 cities.

   Our operations, particularly our network of hubs and terminals, represent substantial fixed costs. Consequently, our ability to increase our earnings depends in significant part on our ability to increase the amount of freight and the revenue per pound or carton for the freight shipped through our networks and to grow other lines of businesses, such as TLX, which will allow us to maintain revenue growth in challenging shipping environments.

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

Results from Operations

   During the year ended December 31, 2009, compared to the year ended December 31, 2008, we experienced significant year-over-year decreases in our consolidated revenues and results from operations.  We largely attribute the decline in Forward Air revenue and income from operations to the economic recession experienced throughout 2009 and its effects on our overall business volumes and the rates we are able to charge for our core services.  FASI revenue continued to increase substantially year over year primarily as a result of our 2008 acquisitions of Pinch and Service Express and new business wins.  However, revenues have not reached expected levels and losses have been higher than expected largely due to the economic recession reducing business volumes.  Despite significant new business wins, FASI revenue growth will slow in 2010 as we have now reached the anniversary dates of our 2008 acquisitions.

   Declining fuel prices also adversely affected our revenues and results of operations during 2009 as compared with 2008.  Our net fuel surcharge revenue is the result of our fuel surcharge rates, which are set weekly using the national average for diesel price per gallon, and the tonnage transiting our network.  The decline in tonnage levels combined with the continuing decline in diesel fuel prices have resulted in a significant reduction in our net fuel surcharge revenue and results from operations during 2009 as compared to 2008.  Total net fuel surcharge revenue decreased 59.6% during the year ended December 31, 2009, as compared to 2008. However, fuel prices and our related fuel surcharge rates reached comparable year over year levels during the fourth quarter of 2009.

In February 2010, we notified one of FASI’s largest customers that we would cease providing services beginning in the second quarter of 2010.  During 2009 revenues from this customer were approximately $9.1 million and accounted for 12.5% of FASI’s operating revenue and 2.2% of our consolidated operating revenue.  While going forward the loss of this customer will reduce FASI’s operating revenue we do not anticipate FASI’s results of operations will be adversely impacted due to the historically low yields obtained from this business.

Goodwill

    During the first quarter of 2009, we determined there were indicators of potential impairment of the goodwill assigned to the FASI segment.  This determination was based on the continuing economic recession, declines in current market valuations and FASI operating losses in excess of expectations.  As a result, we performed an interim impairment test as of March 31, 2009 in accordance with our accounting policy.  We calculated the fair value of the FASI segment using a combination of discounted cash flows and current market valuations for comparable companies.  Based on the results of the interim impairment test, we concluded that an impairment loss was probable and could be reasonably estimated.  Consequently, we recorded a non-cash goodwill impairment charge of $7.0 million related to the FASI segment during the first quarter of 2009.

    In accordance with our accounting policy, we conducted our annual impairment test of goodwill for each reportable segment as of June 30, 2009 and no additional impairment charges were required.

   As of December 31, 2009, the carrying value of goodwill related to our Forward Air and FASI segments was $37.9 million and $5.4 million, respectively. Earnings estimated to be generated related to our Forward Air segment are expected to support the carrying value of its goodwill. Our FASI segment is currently facing the challenges of building and expanding a business during difficult economic times. If these overall economic conditions worsen or continue for an extended period of time, we may be required to record an additional impairment charge against the carrying value of goodwill related to our FASI segment.

Segments

   Our operations can be broadly classified into two principal segments:  Forward Air and FASI.

   Our Forward Air segment includes our airport-to-airport network, Forward Air Complete™, and TLX services as well as our other accessorial related services such as warehousing; customs brokerage; and value-added handling services.

   Our FASI segment includes our pool distribution business.

Results of Operations

The following table sets forth our historical financial data for the years ended December 31, 2009 and 2008 (in millions):

	Year ended
	December 31,	December 31,		Percent
	2009	2008	Change	Change
Operating revenue	$417.4	$474.4	$(57.0)	(12.0)%
Operating expenses:
Purchased transportation	174.4	189.0	(14.6)	(7.7)
Salaries, wages, and employee benefits	118.8	116.5	2.3	2.0
Operating leases	27.3	24.4	2.9	11.9
Depreciation and amortization	19.7	16.6	3.1	18.7
Insurance and claims	9.7	8.1	1.6	19.8
Fuel expense	7.3	11.5	(4.2)	(36.5)
Other operating expenses	34.4	38.0	(3.6)	(9.5)
Impairment of goodwill	7.2	--	7.2	100.0
Total operating expenses	398.8	404.1	(5.3)	(1.3)
Income from operations	18.6	70.3	(51.7)	(73.5)
Other income (expense):
Interest expense	(0.7)	(1.2)	0.5	(41.7)
Other, net	0.1	0.3	(0.2)	(66.7)
Total other (expense) income	(0.6)	(0.9)	0.3	(33.3)
Income before income taxes	18.0	69.4	(51.4)	(74.1)
Income taxes	8.2	26.9	(18.7)	(69.5)
Net income	$9.8	$42.5	$(32.7)	(76.9)%

The following table sets forth our historical financial data for the years ended December 31, 2009 and 2008 (in millions):

	Year ended
	December 31,	Percent of	December 31,	Percent of		Percent
	2009	Revenue	2008	Revenue	Change	Change
Operating revenue
Forward Air	$346.3	83.0%	$421.2	88.8%	$(74.9)	(17.8)%
FASI	72.5	17.4	55.3	11.6	17.2	31.1
Intercompany Eliminations	(1.4)	(0.4)	(2.1)	(0.4)	0.7	(33.3)
Total	417.4	100.0	474.4	100.0	(57.0)	(12.0)

Purchased transportation
Forward Air	160.3	46.3	179.9	42.7	(19.6)	(10.9)
FASI	15.4	21.2	11.2	20.2	4.2	37.5
Intercompany Eliminations	(1.3)	92.9	(2.1)	100.0	0.8	(38.1)
Total	174.4	41.8	189.0	39.9	(14.6)	(7.7)

Salaries, wages and employee benefits
Forward Air	85.7	24.7	92.5	22.0	(6.8)	(7.4)
FASI	33.1	45.6	24.0	43.4	9.1	37.9
Total	118.8	28.5	116.5	24.6	2.3	2.0

Operating leases
Forward Air	18.7	5.4	18.5	4.4	0.2	1.1
FASI	8.6	11.9	5.9	10.7	2.7	45.8
Total	27.3	6.5	24.4	5.1	2.9	11.9

Depreciation and amortization
Forward Air	16.1	4.6	14.4	3.4	1.7	11.8
FASI	3.6	5.0	2.2	4.0	1.4	63.6
Total	19.7	4.7	16.6	3.5	3.1	18.7

Insurance and claims
Forward Air	7.6	2.2	7.3	1.7	0.3	4.1
FASI	2.1	2.9	0.8	1.4	1.3	162.5
Total	9.7	2.3	8.1	1.7	1.6	19.8

Fuel expense
Forward Air	3.1	0.9	5.8	1.4	(2.7)	(46.6)
FASI	4.2	5.8	5.7	10.3	(1.5)	(26.3)
Total	7.3	1.8	11.5	2.4	(4.2)	(36.5)

Other operating expenses
Forward Air	27.7	8.0	32.1	7.6	(4.4)	(13.7)
FASI	6.8	9.4	5.9	10.7	0.9	15.3
Intercompany Eliminations	(0.1)	7.1	--	--	(0.1)	100.0
Total	34.4	8.3	38.0	8.0	(3.6)	(9.5)

Impairment of goodwill and other intangible assets
Forward Air	0.2	0.1	--	--	0.2	100.0
FASI	7.0	9.6	--	--	7.0	100.0
Total	7.2	1.7	--	--	7.2	100.0

Income (loss) from operations
Forward Air	26.9	7.8	70.7	16.8	(43.8)	(62.0)
FASI	(8.3)	(11.4)	(0.4)	(0.7)	(7.9)	1,975.0
Total	$18.6	4.4%	$70.3	14.8%	$(51.7)	(73.5)%

The following table presents the components of the Forward Air segment’s operating revenue and purchased transportation for the years ended December 31, 2009 and 2008 (in millions):

		Percent of		Percent of		Percent
	2009	Revenue	2008	Revenue	Change	Change
Forward Air revenue
Airport-to-airport	$268.8	77.6%	$336.2	79.8%	$(67.4)	(20.0)%
Logistics	54.4	15.7	59.9	14.2	(5.5)	(9.2)
Other	23.1	6.7	25.1	6.0	(2.0)	(8.0)
Total	$346.3	100.0%	$421.2	100.0%	$(74.9)	(17.8)%

Forward Air purchased transportation
Airport-to-airport	$112.8	42.0%	$128.9	38.3%	$(16.1)	(12.5)%
Logistics	42.2	77.6	44.5	74.3	(2.3)	(5.2)
Other	5.3	22.9	6.5	25.9	(1.2)	(18.5)
Total	$160.3	46.3%	$179.9	42.7%	$(19.6)	(10.9)%

Year ended December 31, 2009 compared to Year ended December 31, 2008

Revenues

    Operating revenue decreased by $57.0 million, or 12.0%, to $417.4 million for the year ended December 31, 2009 from $474.4 million for the year ended December 31, 2008.

Forward Air

   Forward Air operating revenue decreased $74.9 million, or 17.8%, to $346.3 million from $421.2 million, accounting for 83.0% of consolidated operating revenue for the year ended December 31, 2009. Airport-to-airport revenue, which is the largest component of our consolidated operating revenue, decreased $67.4 million, or 20.0%, to $268.8 million from $336.2 million, accounting for 77.6% of the segment’s operating revenue during the year ended December 31, 2009 compared to 79.8% for the year ended December 31, 2008.  A significant decrease in tonnage and a decrease in our base revenue per pound, excluding net fuel surcharge revenue and Forward Air Complete (“Complete”) revenue, accounted for $55.2 million of the decline in airport-to-airport revenue. Our airport-to-airport business is priced on a per pound basis and the average revenue per pound, excluding the impact of fuel surcharges and Complete, decreased 3.0% for the year ended December 31, 2009 versus the year ended December 31, 2008. Tonnage that transited our network decreased by 16.7% during the year ended December 31, 2009 compared with the year ended December 31, 2008.  The decrease in tonnage was primarily driven by the impact of the economic recession and the resulting reduction in shipping activity.  Average base revenue per pound decreased due to the continued shift in revenue mix to shorter distance and lower price per pound routes as well as increased pricing competition brought on by 2009’s difficult economic environment.  The remaining decrease in airport-to-airport revenue is the result of reduced net fuel surcharge revenue offset by increased revenue from our Complete pick-up and delivery service.  Net fuel surcharge revenue decreased $17.8 million during the year ended December 31, 2009 as compared to the year ended December 31, 2008 as a result of reduced average fuel prices as well as decreased overall business volumes.  Partially offsetting these decreases was a $5.6 million increase in Complete revenue during the year ended December 31, 2009 compared to 2008.  The increase in Complete revenue is attributable to an increased frequency of airport-to-airport shippers opting to utilize our Complete service.

   Logistics revenue, which is primarily TLX and priced on a per mile basis, decreased $5.5 million, or 9.2%, to $54.4 million for the year ended December 31, 2009 from $59.9 million for the year ended December 31, 2008.  TLX revenue decreased $4.4 million and 8.2% year over year as TLX average revenue per mile decreased approximately 8.2% in 2009 compared to 2008 while miles driven to support our TLX revenue remained consistent from 2008 to 2009.  The decrease in average revenue per mile is mainly attributable to decreased fuel surcharges as a result of decreased fuel prices and reduced yields as a result of increased truckload price competition.  The remaining decrease in logistics revenue was primarily driven by a $0.8 million, or 79.0%, decrease in dedicated fleet services, and a $0.3 million decrease in other non-mileage based logistic revenues.  The decline in dedicated fleet services was attributable to loss of the primary customer.  The decrease in non-mileage based services was in conjunction with the overall decline in TLX business volumes.

   Other revenue, which includes warehousing services and terminal handling, accounts for the final component of Forward Air operating revenue. Other revenue decreased $2.0 million, or 8.0%, to $23.1 million during the year ended December 31, 2009 from $25.1 million during the year ended December 31, 2008.  The decline in other revenue was primarily due to volume decreases in conjunction with the decline in our airport-to-airport business.  These declines were partially offset by increases in dedicated pick-up and delivery services initiated during the fourth quarter of 2008.

FASI

   FASI operating revenue increased $17.2 million, or 31.1%, to $72.5 million for the year ended December 31, 2009 from $55.3 million for the year ended December 31, 2008.  The increase in revenue is the result of additional activity from the Pinch acquisition on March 17, 2008 and the Service Express acquisition on September 8, 2008 and new business wins which occurred throughout 2009.  These increases were slightly offset by reduced fuel surcharge revenues as a result of declining fuel prices and reduced shipping volumes at pre-acquisition terminals resulting from the economic recession experienced throughout 2009.

Intercompany Eliminations

    Intercompany eliminations decreased $0.7 million, or 33.3%, to $1.4 million during the year ended December 31, 2009 from $2.1 million during the year ended December 31, 2008.   The intercompany eliminations are the result of truckload and airport-to-airport services Forward Air provided to FASI.  FASI also provided cartage and station agent services to Forward Air.  The decrease in intercompany eliminations was the result of reduced Forward Air truckload services provided to FASI.

Purchased Transportation

   Purchased transportation decreased by $14.6 million, or 7.7%, to $174.4 million for the year ended December 31, 2009 from $189.0 million for the year ended December 31, 2008.  As a percentage of total operating revenue, purchased transportation was 41.8% during the year ended December 31, 2009 compared to 39.9% for the year ended December 31, 2008.

Forward Air

   Forward Air’s purchased transportation decreased by $19.6 million, or 10.9%, to $160.3 million for the year ended December 31, 2009 from $179.9 million for the year ended December 31, 2008. The decrease in purchased transportation is primarily attributable to a decrease of approximately 14.4% in miles driven offset by a 3.0% increase in the total cost per mile for the year ended December 31, 2009 versus the year ended December 31, 2008. As a percentage of segment operating revenue, Forward Air purchased transportation was 46.3% during the year ended December 31, 2009 compared to 42.7% for the year ended December 31, 2008.

   Purchased transportation costs for our airport-to-airport network decreased $16.1 million, or 12.5%, to $112.8 million for the year ended December 31, 2009 from $128.9 million for the year ended December 31, 2008.  For the year ended December 31, 2009, purchased transportation for our airport-to-airport network increased to 42.0% of airport-to-airport revenue from 38.3% for the year ended December 31, 2008.  The $16.1 million decrease is attributable to a 17.6% decrease in miles driven by our network of owner-operators or third party transportation providers offset by a 0.4% increase in cost per mile paid to our network of owner-operators or third party transportation providers.  The reduction in miles decreased purchased transportation by $20.2 million while the increase in cost per mile increased purchased transportation $0.3 million.  Miles driven by our network of owner-operators or third party transportation providers decreased in conjunction with the tonnage decline discussed above.  Offsetting these decreases in airport-to-airport purchased transportation was a $3.8 million increase in expenses for third party transportation costs associated with the increased customer utilization of Complete.

   Purchased transportation costs for our logistics revenue decreased $2.3 million, or 5.2%, to $42.2 million for the year ended December 31, 2009 from $44.5 million for the year ended December 31, 2008. For the year ended December 31, 2009, logistics’ purchased transportation costs represented 77.6% of logistics revenue versus 74.3% for the year ended December 31, 2008. The decrease in logistics’ purchased transportation was attributable to the $2.1 million, or 5.3%, decrease in TLX purchased transportation.  Miles driven to support our TLX revenue remained consistent, decreasing less than 0.1%, but we reduced the cost per mile by approximately 5.2% during 2009 compared to 2008.   The reduction in cost per mile was mostly attributable to the increased utilization of our less costly network of owner-operators and improved purchasing power given the increased availability of third party transportation providers.  The remaining decrease in logistics’ purchased transportation was driven by a $0.2 million decrease in transportation costs associated with dedicated fleet services.  Logistics’ purchased transportation increased as a percentage of revenue primarily due to the decline in yield per mile resulting from lower fuel surcharges and increased truckload pricing competition.  During 2009, these decreases reduced our TLX yield per mile at a faster rate than we can reduce the related cost per mile.

   Purchased transportation costs related to our other revenue decreased $1.2 million, or 18.5%, to $5.3 million for the year ended December 31, 2009 from $6.5 million for the year ended December 31, 2008. Other purchased transportation costs as a percentage of other revenue decreased to 22.9% of other revenue for the year ended December 31, 2009 from 25.9% for the year ended December 31, 2008.     The improvement in other purchased transportation costs as a percentage of other revenue is attributable to the use of Company-employed drivers to provide the transportation services associated with certain dedicated pick-up and delivery services initiated during the fourth quarter of 2008.  Further, due to the economic recession, we have ceased providing other ancillary services in circumstances in which the overall yield was insufficient.

FASI

   FASI purchased transportation increased $4.2 million, or 37.5%, to $15.4 million for the year ended December 31, 2009 from $11.2 million for the year ended December 31, 2008.  FASI purchased transportation as a percentage of revenue was 21.2% for the year ended December 31, 2009 compared to 20.2% for the year ended December 31, 2008.  The increase in purchased transportation is mainly due to our continued expansion of the FASI business through the acquisitions of Pinch and Service Express in March 2008 and September 2008, respectively.  The increase in purchased transportation as a percentage of revenue is attributable to increased utilization of owner-operators and third party transportation providers as opposed to Company-employed drivers, thereby shifting the cost from salaries, wages and benefits to purchased transportation.  It is generally more cost effective to run an owner-operator than a Company-employed driver, and we continue to recruit owner-operators to use in our FASI operations.

Intercompany Eliminations

    Intercompany eliminations decreased $0.8 million, or 38.1%, to $1.3 million for the year ended December 31, 2009 from $2.1 million for the year ended December 31, 2008.  The intercompany eliminations are the result of truckload and airport-to-airport services Forward Air provided to FASI during the year end December 31, 2009.  FASI also provided cartage and agent station services to Forward Air.  The decrease in intercompany eliminations was the result of reduced Forward Air truckload services provided to FASI.

Salaries, Wages, and Benefits

   Salaries, wages and employee benefits decreased $2.3 million, or 2.0%, to $118.8 million for the year ended December 31, 2009 from $116.5 million for the year ended December 31, 2008.  As a percentage of total operating revenue, salaries, wages and employee benefits was 28.5% during 2009 compared to 24.6% in 2008.

Forward Air

   Salaries, wages and employee benefits of Forward Air decreased by $6.8 million, or 7.4%, to $85.7 million for the year ended December 31, 2009 from $92.5 million for the year ended December 31, 2008.  Salaries, wages and employee benefits were 24.7% of Forward Air’s operating revenue for the year ended December 31, 2009 compared to 22.0% for the year ended December 31, 2008.  The $6.8 million decrease in salaries, wages, and benefits was driven by our efforts to reduce personnel costs in conjunction with the overall decline in Forward Air revenue.  Our efforts to reduce personnel costs focused largely on controlling airport-to-airport variable wages, such as dock personnel.  Through these reductions we have reduced terminal related pay by approximately $5.9 million, or 14.3%.  In addition, we reduced personnel costs associated with our sales force and various back-office functions by approximately $2.2 million, or 5.3%.

   However, these decreases were partially offset by increases in workers’ compensation claims, share-based compensation and employee incentives.  Workers’ compensation claims increased $0.9 million, or 50.4%, largely driven by adjustments to our loss development reserves based on actuary analyses of Forward Air’s worker compensation claims experience.  Share-based compensation increased $0.3 million, or 5.4%, due to the annual grants of stock options and non-vested shares of Common Stock (“non-vested shares”) to key members of management and non-employee directors from 2006 to the present.  Employee incentives increased $0.1 million, or 10.1%, for annual incentives for key employees and senior management.

   During the fourth quarter of 2009, salaries, wages and employee benefits increased by $1.1 million as we increased incentive accruals for senior management and key employees.  Comparatively, during the fourth quarter of 2008, we decreased salaries, wages and employee benefits by $1.5 million for incentives to key employees and senior management.

   During 2009, we were not able to reduce the fixed components of our salaries and benefits, such as management pay, share-based compensation, and other related benefit costs at the same rate at which Forward Air revenue declined, and as a result salaries, wages, and benefits increased as a percentage of revenue.

FASI

           Salaries, wages and employee benefits of FASI increased by $9.1 million, or 37.9%, to $33.1 million for the year ended December 31, 2009 from $24.0 million for the year ended December 31, 2008.  As a percentage of FASI operating revenue, salaries, wages and benefits increased to 45.6% for the year ended December 31, 2009 compared to 43.4% for the year ended December 31, 2008.  FASI salaries, wages and employee benefits are higher as a percentage of operating revenue than our Forward Air segment, as a larger percentage of the transportation services are performed by Company-employed drivers.  The increase in salaries, wages and employee benefits as a percentage of revenue is attributable to increases in health insurance and workers’ compensation costs, which increased to 5.2% of revenue during 2009 from 3.1% in 2008.  The increases in health insurance and workers’ compensation costs is the result of 2009 including a full year of claims associated with employees brought on with the Pinch and Service Express acquisitions.  In addition, shared-based compensation and employee incentives increased $0.1 million, or increased 0.1% as a percentage of revenue, largely driven by increased stock option awards to key FASI employees during 2009.

Operating Leases

   Operating leases increased by $2.9 million, or 11.9%, to $27.3 million for the year ended December 31, 2009 from $24.4 million in the year ended December 31, 2008.  Operating leases, the largest component of which is facility rent, were 6.5% of consolidated operating revenue for the year ended December 31, 2009 compared with 5.1% for the year ended December 31, 2008.

Forward Air

   Operating leases increased $0.2 million, or 1.1%, to $18.7 million for the year ended December 31, 2009 from $18.5 million for the year ended December 31, 2008.  Operating leases were 5.4% of Forward Air’s operating revenue for the year ended December 31, 2009 compared with 4.4% for the year ended December 31, 2008.  The increase in operating leases in total dollars was attributable to a $0.4 million, or 2.2%, increase in facility rent expense associated with the assumption of additional facilities as a result of the Pinch acquisition and the expansion of certain facilities. The increase in facility rent was offset by a $0.2 million, or 18.1%, decrease in tractor leases.  The decrease in tractor leases was the result of a reduction in leased vehicles assumed in conjunction with the Pinch acquisition as such leases expired.

FASI

   Operating leases increased $2.7 million, or 45.8%, to $8.6 million for the year ended December 31, 2009 from $5.9 million for the year ended December 31, 2008.  Operating leases were 11.9% of FASI operating revenue for the year ended December 31, 2009 compared with 10.7% for the year ended December 31, 2008.  Approximately $2.5 million of the increase was attributable to higher facility rent expense due to the increased number of terminals resulting from the Pinch and Service Express acquisitions.  Operating leases also increased $0.2 million for trailer, tractor, and straight truck leases assumed in conjunction with the acquisitions of Pinch and Service Express.

Depreciation and Amortization

   Depreciation and amortization increased $3.1 million, or 18.7%, to $19.7 million for the year ended December 31, 2009 from $16.6 million for the year ended December 31, 2008.  Depreciation and amortization was 4.7% of consolidated operating revenue for the year ended December 31, 2009 compared with 3.5% for the year ended December 31, 2008.

Forward Air

   Depreciation and amortization increased $1.7 million, or 11.8%, to $16.1 million for the year ended December 31, 2009 from $14.4 million for the year ended December 31, 2008.  Depreciation and amortization expense as a percentage of Forward Air operating revenue was 4.6% in the year ended December 31, 2009 compared to 3.4% for the year ended December 31, 2008.  The increase in depreciation and amortization expense is attributable to increased depreciation on our new regional hub facility, recent trailer purchases, terminal and facility leasehold improvements, and software and computer equipment.  Trailer depreciation increased $0.4 million due to new trailers placed in service during the fourth quarter of 2008.  Other depreciation increased $1.3 million as a result of depreciation on our new regional hub in Dallas/Fort Worth, capital expenditures for improvements to other new or expanded facilities and for capital expenditures required to assimilate equipment, terminals and office facilities obtained through our recent acquisitions into our network.

FASI

   Depreciation and amortization increased $1.4 million, or 63.6%, to $3.6 million for the year ended December 31, 2009 from $2.2 million for the year ended December 31, 2008.  Depreciation and amortization expense as a percentage of FASI operating revenue was 5.0% for the year ended December 31, 2009 compared to 4.0% for the year ended December 31, 2008.  Depreciation on tractors and trailers obtained in conjunction with our acquisitions of Pinch and Service Express accounted for $0.5 million of the increase in depreciation and amortization.  Amortization of intangible assets also increased $0.3 million due to intangible assets acquired with the Pinch and Service Express acquisitions.  The remaining $0.6 million increase was attributable to amortization of FASTRACS, our internally developed software utilized in FASI’s operation, depreciation on terminal improvements such as conveyors, security systems and office improvements and depreciation on non-rolling stock assets acquired with the Pinch and Service Express acquisitions.

Insurance and Claims

   Insurance and claims expense increased $1.6 million, or 19.8%, to $9.7 million for the year ended December 31, 2009 from $8.1 million for the year ended December 31, 2008.  Insurance and claims was 2.3% of consolidated operating revenue during 2009 compared with 1.7% in 2008.

Forward Air

   Forward Air insurance and claims expense increased $0.3 million, or 4.1%, to $7.6 million for the year ended December 31, 2009 from $7.3 million for the year ended December 31, 2008.  Insurance and claims as a percentage of Forward Air’s operating revenue was 2.2% in the year ended December 31, 2009 compared to 1.7% for the year ended December 31, 2008.  The increase is the result of increases in our loss development reserves and the fees associated with investigation and defense of our vehicle liability.  Adjustments to our loss development reserves for vehicle accidents increased by approximately $0.5 million during the year ended December 31, 2009 compared to year ended December 31, 2008.  These increases were based on actuarial analyses of Forward Air’s vehicle accident claim experience performed during 2009.  Additionally, professional fees associated with investigation and defense of our vehicle liability increased $0.3 million during 2009 compared to 2008.  These increases were offset by a $0.4 million and a $0.1 million decrease in vehicle accident damages and cargo claims, respectively.  These decreases were the result of the reduced shipping activity discussed above.

FASI

   FASI insurance and claims increased $1.3 million to $2.1 million for the year ended December 31, 2009 from $0.8 million for the year ended December 31, 2008. As a percentage of operating revenue, insurance and claims was 2.9% for the year ended December 31, 2009 compared to 1.4% for the year ended December 31, 2008. The $1.3 million increase in insurance and claims is primarily attributable to a $1.1 million increase in cargo claims and a $0.2 million increase in insurance premiums and vehicle claims for the year ended December 31, 2009 compared to the year ended December 31, 2008.  The increase in both is primarily attributable to the increased shipping activity and claims experience associated with our recent acquisitions.

Fuel Expense

   Fuel expense decreased $4.2 million, or 36.5%, to $7.3 million in the year ended December 31, 2009 from $11.5 million in the year ended December 31, 2008.  Fuel expense was 1.8% of consolidated operating revenue for the year ended December 31, 2009 compared with 2.4% for the year ended December 31, 2008.

Forward Air

   Forward Air fuel expense decreased $2.7 million, or 46.6%, to $3.1 million for the year ended December 31, 2009 from $5.8 million in the year ended December 31, 2008.  Fuel expense was 0.9% of Forward Air’s operating revenue for the year ended December 31, 2009 compared to 1.4% for the year ended December 31, 2008. The decrease was primarily due to the significant reduction in average fuel prices and the year over year decline in business volumes discussed above.

FASI

   FASI fuel expense decreased $1.5 million, or 26.3%, to $4.2 million for the year ended December 31, 2009 from $5.7 million for the year ended December 31, 2008.  Fuel expenses were 5.8% of FASI operating revenue during the year ended December 31, 2009 compared to 10.3% for the year ended December 31, 2008.  FASI fuel expense is significantly higher as a percentage of operating revenue than Forward Air’s fuel expense, as FASI utilizes a higher ratio of Company-employed drivers and Company-owned or leased vehicles in its operations than Forward Air.  The decrease in fuel expense was primarily due to the significant reduction in average fuel prices during 2009 as compared to 2008 offset by increased activity as a result of the Pinch and Service Express acquisitions.

Other Operating Expenses

   Other operating expenses decreased $3.6 million, or 9.5%, to $34.4 million for the year ended December 31, 2009 from $38.0 million for the year ended December 31, 2008.  Other operating expenses were 8.3% of consolidated operating revenue for the year ended December 31, 2009 compared with 8.0% for the year ended December 31, 2008.

Forward Air

   Forward Air other operating expenses decreased $4.4 million, or 13.7%, to $27.7 million for the year ended December 31, 2009 from $32.1 million for the year ended December 31, 2008.  Forward Air other operating expenses were 8.0% of operating revenue for the year ended December 31, 2009 compared to 7.6% for the year ended December 31, 2008. The increase as a percentage of revenue is the result of expenses not decreasing at the same rate as revenue.  Volume related expenses such as tires, dock supplies, maintenance and agent station fees decreased $5.5 million, or 23.1%, in 2009 compared to 2008.  However, these decreases were partially offset by a $1.1 million increase in property and other taxes largely associated with our Company-owned terminals.  The $1.1 million increase in property and other taxes is partially attributable to other operating expenses for 2008 including a $0.2 million reduction related to the reversal of previous accruals for fines and penalties associated with the settlement of a dispute with a state taxing authority.  The dispute was settled with the state taxing authority during the third quarter of 2008 for less than the amount previously reserved.

FASI

   FASI other operating expenses increased $0.9 million, or 15.3%, to $6.8 million for the year ended December 31, 2009 compared to $5.9 million for the year ended December 31, 2008.  FASI other operating expenses were 9.4% of operating revenue for the year ended December 31, 2009 compared to 10.7% for the year ended December 31, 2008.  The increase is attributable to increased volume related expenses, such as dock supplies, tires, and vehicle maintenance.  The increase in the volume related expenses was directly related to the increased revenue activity associated with the acquisitions of Pinch and Service Express.  The decrease as a percentage of revenue is attributable to the increase in revenue outpacing the increase in other operating expenses.

Intercompany Eliminations

    Intercompany eliminations were $0.1 million during the year ended December 31, 2009. The intercompany eliminations are for agent station services FASI provided to Forward Air during the year ended December 31, 2009.  FASI did not provide agent station services to Forward Air during 2008.

Impairment of Goodwill and Other Intangible Assets

    Impairment of goodwill and other intangible assets was $7.2 million during the year ended December 31, 2009.  Impairment of goodwill was 1.7% of consolidated operating revenue for year ended December 31, 2009.

Forward Air

   Impairment of goodwill and other intangible assets was $0.2 million, or 0.1%, of Forward Air operating revenue, during the year ended December 31, 2009.   During the year ended December 31, 2009, Forward Air recorded a $0.2 million charge to write off the net book value of certain truckload and cargo handling customer relationships that had been discontinued during 2009.

FASI

   During the first quarter of 2009, we determined there were indicators of potential impairment of the goodwill assigned to the FASI segment.  This determination was made based on the continuing economic recession, declines in current market valuations and FASI operating losses in excess of expectations.  As a result, we performed an interim impairment test as of March 31, 2009.  Based on the results of the impairment test, we recorded a non-cash goodwill impairment charge of $7.0 million related to the FASI segment during 2009.

Income from Operations

   Income from operations decreased by $51.7 million, or 73.5%, to $18.6 million for the year ended December 31, 2009 compared with $70.3 million for the year ended December 31, 2008.  Income from operations was 4.4% of consolidated operating revenue for the year ended December 31, 2009 compared with 14.8% for the year ended December 31, 2008.

Forward Air

   Income from operations decreased by $43.8 million, or 62.0%, to $26.9 million for the year ended December 31, 2009 compared with $70.7 million for the year ended December 31, 2008.   Forward Air’s income from operations was 7.8% of operating revenue for the year ended December 31, 2009 compared with 16.8% for the year ended December 31, 2008.  The decrease in income from operations was primarily the result of the decreased transportation and net fuel surcharge revenues discussed above and our inability during 2009 to reduce expenses at the same pace as the decline in total revenues.

FASI

   FASI loss from operations increased approximately $7.9 million to a $8.3 million loss from operations for the year ended December 31, 2009 from a loss from operations of $0.4 million for the year ended December 31, 2008.  FASI loss from operations was 11.4% of operating revenue for the year ended December 31, 2009 compared with 0.7% for the year ended December 31, 2008.  The increase in FASI’s loss from operations was primarily driven by the $7.0 million non-cash, goodwill impairment charge.  Also driving the increase in the operating loss was the lower than projected business volumes.

Interest Expense

   Interest expense decreased approximately $0.5 million, or 41.7%, to $0.7 million for the year ended December 31, 2009 compared to $1.2 million for year ended December 31, 2008.  The decrease in interest expense was the result of the decline in the average interest rate on net borrowings of our senior credit facility.

Other Income, Net

   Other, net was income of $0.1 million for the year ended December 31, 2009 compared with income of $0.3 million for the year ended December 31, 2008. The decrease in other income was attributable to decreased average cash and investment balances as well as lower returns received on cash invested driven by the decline in short term interest rates.

Provision for Income Taxes

   The combined federal and state effective tax rate for the year ended December 31, 2009 was 45.3% compared to a rate of 38.7% for the year ended December 31, 2008.  The increase in our effective tax rate is primarily attributable to the decline in our income before income taxes combined with an increase in share-based compensation on incentive stock options.  The share-based compensation for incentive stock options is mostly not deductible for income tax reporting.  Also, increasing the effective tax rate was the establishment of a $0.2 million valuation allowance on FASI’s net state deferred tax assets and a $0.2 million reserve for a state income tax contingency.

   The effective rate for the year ended December 31, 2008 was reduced by a $0.3 million decrease in state income tax expense, net of federal benefit, for the settlement of a dispute with a state taxing authority.  The dispute was settled with the state taxing authority during the third quarter of 2008 for less than the amount previously reserved.

Net Income

   As a result of the foregoing factors, net income decreased by $32.7 million, or 76.9%, to $9.8 million for the year ended December 31, 2009 compared to $42.5 million for the year ended December 31, 2008.

Results of Operations

The following table sets forth our historical consolidated financial data for the years ended December 31, 2008 and 2007 (in millions):

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

The following table presents the components of the Forward Air segment’s revenue and purchased transportation for the years ended December 31, 2008 and 2007 (in millions):

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

Intercompany Eliminations

            Intercompany eliminations of $2.1 million were the result of truckload and airport-to-airport services Forward Air provided to FASI during the year ended December 31, 2008.  FASI also provides cartage services to Forward Air.

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

           Purchased transportation costs for our airport-to-airport network increased $5.2 million, or 4.2%, to $128.9 million for the year ended December 31, 2008 from $123.7 million for the year ended December 31, 2007.  For the year ended December 31, 2008, purchased transportation for our airport-to-airport network decreased to 38.3% of airport-to-airport revenue from 39.5% for the year ended December 31, 2007.  The $5.2 million increase was attributable to a 1.2% increase in miles driven by our network of owner-operators or third party transportation providers plus a 3.0% increase in cost per mile.  The change in miles increased purchased transportation by $1.5 million while the change in cost per mile increased purchased transportation $3.7 million.  Miles driven by our network of owner-operators or third party transportation providers increased to support the increased revenue activity, mainly in the first half of 2008 as discussed above.  The increase in cost per mile was attributable to increased customer utilization of Forward Air Complete mitigated by increased utilization of our network of owner-operators as opposed to more costly third party transportation providers.  Additionally, the increase in cost per mile was also offset by the increased use of Company-employed drivers.  The increase in the number of Company-employed drivers and their use in the airport-to-airport network is mainly a result of the Pinch and Black Hawk acquisitions.  The cost for the Company-employed drivers is included in salaries, wages and benefits instead of purchased transportation.

           Purchased transportation costs for our logistics revenue increased $11.8 million, or 36.1%, to $44.5 million for the year ended December 31, 2008 from $32.7 million for the year ended December 31, 2007. For the year ended December 31, 2008, logistics’ purchased transportation costs represented 74.3% of logistics revenue versus 76.6% for the year ended December 31, 2007. The 36.1% increase is partially attributable to a $2.3 million increase in costs associated with new logistics business obtained through the acquisition of Pinch and Black Hawk.  The remaining increase is attributable to a 27.9% increase in miles driven by our network of owner-operators or third party transportation providers plus a 0.9% increase in the related cost per mile.   Miles driven by our network of owner-operators or third party transportation providers increased to support our continuing efforts to grow our TLX business as discussed above, and accounted for $9.1 million of the increase in logistics purchased transportation.  The change in the cost per mile increased the logistics’ purchased transportation by $0.4 million.   The increase in cost per mile was mostly the result of increased rates from third party transportation providers mostly offset by increased use of our network of owner-operators.  The decrease in logistics’ purchased transportation as a percentage of revenue was the result of the favorable change in business mix as well as the addition of the new services from the Pinch and Black Hawk acquisitions.

           Purchased transportation costs related to our other revenue increased $0.5 million, or 8.3%, to $6.5 million for the year ended December 31, 2008 from $6.0 million for the year ended December 31, 2007. Other purchased transportation costs as a percentage of other revenue decreased to 25.9% of other revenue for the year ended December 31, 2008 from 28.7% for the year ended December 31, 2007.   The improvement in other purchased transportation costs as a percentage of other revenue was attributable to the use of Company-employed drivers to provide the transportation services associated with new business obtained from the Pinch and Black Hawk acquisitions.

FASI

           FASI purchased transportation increased to $11.2 million for the year ended December 31, 2008 from $2.1 million for the year ended December 31, 2007.  FASI purchased transportation as a percentage of revenue was 20.2% for the year ended December 31, 2008 compared to 13.1% for the year ended December 31, 2007.  The increase in purchased transportation was mainly due to our continued expansion of the FASI business through the acquisitions of Pinch and Service Express in March 2008 and September 2008, respectively.  In addition, the year ended 2008 includes a full twelve months of FASI activity compared to only five months for the year ended December 31, 2007, as FASI began operations on July 30, 2007.  Purchased transportation had increased as a percentage of FASI revenue mainly due to the increased use of owner-operators particularly in conjunction with the acquisition of Pinch.

Intercompany Eliminations

            Intercompany eliminations increased to $2.1 million and were the result of truckload and airport-to-airport services Forward Air provided to FASI during the year ended December 31, 2008.  During the year ended December 31, 2008, FASI also provided cartage services to Forward Air.

Salaries, Wages, and Benefits

           Salaries, wages and employee benefits increased by $27.7 million, or 31.2%, to $116.5 million in the year ended 2008 from $88.8 million in the same period of 2007.  As a percentage of total operating revenue, salaries, wages and employee benefits was 24.6% during the year ended December 31, 2008 compared to 22.6% for the same period in 2007.

Forward Air

           Salaries, wages and employee benefits of Forward Air increased by $10.5 million, or 12.8%, to $92.5 million for the year ended December 31, 2008 from $82.0 million for the year ended December 31, 2007.  Salaries, wages and employee benefits were 22.0% of Forward Air’s operating revenue in the year ended December 31, 2008 compared to 21.8% for the year ended December 31, 2007.  The increase in salaries, wages and employee benefits as a percentage of revenue was the result of increases in health insurance costs and share-based compensation offset by decreases in workers’ compensation and employee incentive costs.

           Employee incentives decreased $0.4 million, or 0.2%, as a percentage of revenue for the year ended December 31, 2008 as compared to the year ended December 31, 2007.  The decrease was due to a reduction of annual incentives for key employees due to failures to achieve performance goals.  During the fourth quarter of 2008, salaries, wages and employee benefits were reduced by $1.5 million as we reduced accruals for incentives to key employees and senior management.  Comparatively, we increased salaries, wages and employee benefits by $1.1 million during the fourth quarter of 2007 for annual incentives to key employees and senior management.

           Workers’ compensation costs decreased approximately $1.1 million, or 0.3%, as a percentage of Forward Air’s operating revenue.  The year-over-year difference was primarily due to a $0.7 million increase in our workers’ compensation loss reserves recorded in 2007 that resulted from an actuarial analysis. The remaining decrease was due to 2008 reductions in our workers’ compensation loss reserves as a result of lower claims experience than projected in previous periods.

           Share-based compensation increased $2.4 million, or 0.5% as a percentage of Forward Air’s operating revenue, due to the annual grants of stock options and non-vested shares to key members of management and non-employee directors from 2006 to the present.  Health insurance costs increased $1.8 million and 0.3% as a percentage of Forward Air’s operating revenue.  The increase was driven by an increase in plan participants primarily as a result of our Pinch and Black Hawk acquisitions in March 2008 and December 2007, respectively.

            The remaining increase in total dollars was attributable to the increased headcount of mainly terminal and Company-employed drivers associated with our acquisitions of Pinch and Black Hawk.

FASI

           FASI salaries, wages and employee benefits increased to $24.0 million for the year ended December 31, 2008 compared to $6.8 million for the year ended December 31, 2007.  The $17.2 million increase was mainly attributable to the year ended 2008 including twelve months of expense while 2007 included only five months, as FASI was not operating until July 30, 2007.  As a percentage of FASI operating revenue, salaries, wages and benefits increased to 43.4% for the year ended December 31, 2008 compared to 42.5% for the year ended December 31, 2007.  FASI salaries, wages and employee benefits were higher as a percentage of operating revenue than our Forward Air segment, as a larger percentage of the transportation services were performed by Company-employed drivers as opposed to independent owner-operators.  The increase in salaries, wages and employee benefits as a percentage of revenue was attributable to the acquisition of Service Express in September 2008.  The terminals we acquired with the Service Express acquisition utilize a much higher percentage of contract labor for its dock personnel than used by preexisting FASI terminals.  Contract labor was more expensive in the short term than Company-employed cargo handlers and dock personnel.  We will evaluate the proper utilization of contract labor in these terminals during the first quarter of 2009.

Operating Leases

           Operating leases increased by $7.6 million, or 45.2%, to $24.4 million for the year ended December 31, 2008 from $16.8 million in the year ended December 31, 2007.  Operating leases, the largest component of which is facility rent, were 5.1% of consolidated operating revenue for the year ended December 31, 2008 compared with 4.3% for the year ended December 31, 2007.

Forward Air

           Operating leases increased $2.7 million and 17.1% to $18.5 million for the year ended December 31, 2008 from $15.8 million for the year ended December 31, 2007.  Operating leases were 4.4% of Forward Air operating revenue for the year ended December 31, 2008 compared with 4.2% for the year ended December 31, 2007.  The increase in operating leases in total dollars was attributable to $1.5 million in higher facility rent expense associated with the assumption of additional facilities as a result of the Pinch and Black Hawk acquisitions and the expansion of certain facilities. Operating leases also increased $1.2 million for trailer and tractor leases assumed in conjunction with the acquisitions of Pinch and Black Hawk.

FASI

           FASI operating lease expense increased $4.9 million to $5.9 million for the year ended December 31, 2008 from $1.0 million for the year ended December 31, 2007.  Approximately $2.8 million of the increase was attributable to higher facility rent expense due to the increased number of terminals resulting from the Pinch and Service Express acquisitions.  Operating leases also increased $2.1 million for trailer, tractor, and straight truck leases assumed in conjunction with the acquisitions of Pinch and Service Express.  The increase in operating lease expense, both for facilities and equipment, is also attributable to the year ended 2008 including twelve months of lease expense while 2007 included only five months, as FASI was not operating until July 30, 2007.  The increase in lease expense for tractors, straight trucks and trailers was the primary reason for the increase in operating leases as a percentage of revenue.

Depreciation and Amortization

           Depreciation and amortization increased $5.7 million, or 52.3%, to $16.6 million in the year ended December 31, 2008 from $10.9 million for the year ended December 31, 2007.  Depreciation and amortization was 3.5% of consolidated operating revenue for the year ended December 31, 2008 compared with 2.8% for the year ended December 31, 2007.

Forward Air

           Depreciation and amortization expense as a percentage of Forward Air operating revenue was 3.4% in the year ended December 31, 2008 compared to 2.8% for the year ended December 31, 2007.  The increase in depreciation and amortization expense as a percentage of revenue was primarily due to a $2.1 million, or 0.5% as a percentage of revenue, increase in amortization expense for intangible assets associated with the acquisitions of Pinch and Black Hawk.  The remaining increase represents depreciation on new forklifts and other miscellaneous equipment and assets.

FASI

           FASI depreciation and amortization increased $1.7 million to $2.2 million for the year ended December 31, 2008 from $0.5 million for the year ended December 31, 2007. Depreciation and amortization expense as a percentage of FASI operating revenue was 4.0% in the year ended December 31, 2008 compared to 3.1% for the year ended December 31, 2007.  The increase in depreciation and amortization expense as a percentage of revenue was partially due to a $0.6 million, or 0.4% as a percentage of revenue, increase in amortization expense for intangible assets associated with the Service Express, Pinch and USAC acquisitions. The remainder of the increase was attributable to a full year of depreciation on assets acquired from USAC and increased depreciation from tractors, trailers and other equipment assumed in conjunction with our acquisitions of Pinch and Service Express.

Insurance and Claims

           Insurance and claims expense increased $0.4 million, or 5.2%, to $8.1 million for the year ended December 31, 2008 from $7.7 million for the year ended December 31, 2007.  Insurance and claims was 1.7% of consolidated operating revenue during 2008 compared with 1.9% in 2007.

Forward Air

           Insurance and claims as a percentage of Forward Air’s operating revenue was 1.7% in the year ended December 31, 2008 compared to 1.9% for the year ended December 31, 2007.  The $0.1 million and 1.4% increase in insurance and claims for the year ended 2008 compared to the year ended December 31, 2007 was the result of increased insurance premiums resulting from the increased number of owner-operators, Company-employed drivers, and rolling stock equipment in our fleet.

FASI

           FASI insurance and claims increased $0.3 million to $0.8 million for the year ended December 31, 2008 from $0.5 million for the year ended December 31, 2007. As a percentage of operating revenue, insurance and claims was 1.4% for the year ended December 31, 2008 compared to 3.1% for the year ended December 31, 2007. The decrease as a percentage of revenue was attributable to the increase in revenue outpacing the increase in claims and insurance premiums.

Fuel Expense

           Fuel expense increased $9.1 million, to $11.5 million in the year ended December 31, 2008 from $2.4 million in the year ended December 31, 2007.  Fuel expense was 2.4% of consolidated operating revenue for the year ended December 31, 2008 compared with 0.6% for the year ended December 31, 2007.

Forward Air

           Fuel expense was 1.4% of Forward Air’s operating revenue for the year ended December 31, 2008 compared to 0.3% for the year ended December 31, 2007. The $4.5 million increase was primarily attributable to the increased number of Company-employed drivers and Company-owned or operated equipment as a result of the Pinch and Black Hawk acquisitions in March 2008 and December 2007, respectively. Also increasing fuel expense was the significant year-over-year increase in average diesel fuel prices during the second and third quarters of 2008.

FASI

           FASI fuel expense increased $4.6 million, to $5.7 million for the year ended December 31, 2008 from $1.1 million for the year ended December 31, 2007.  Fuel expenses were 10.3% of FASI operating revenue for the year ended December 31, 2008 compared to 6.9% for the year ended December 31, 2007.  FASI fuel expense was significantly higher as a percentage of operating revenue than Forward Air’s fuel expense, as FASI utilizes a higher ratio of Company-employed drivers and Company-owned or leased vehicles in its operations than Forward Air.  The increase in FASI fuel expense was attributable to the increase in owned and leased tractors assumed with the Pinch and Service Express acquisitions.  The increase was also attributable to the year ended 2008 including a full year of FASI activity as opposed to only five months for 2007.  Also increasing fuel expense was the significant year-over-year increase in average diesel fuel prices during the second and third quarters of 2008.

Other Operating Expenses

           Other operating expenses increased $7.3 million, or 23.8%, to $38.0 million for the year ended December 31, 2008 from $30.7 million for the year ended December 31, 2007.  Other operating expenses were 8.0% of consolidated operating revenue for the year ended December 31, 2008 compared with 7.8% in the same period of 2007.

Forward Air

           Other operating expenses were 7.6% of Forward Air’s operating revenue in the year ended December 31, 2008 compared to 7.7% for the year ended December 31, 2007. The 0.1% decrease in other operating expenses as a percentage of operating revenue was the result of efforts to control discretionary costs by reducing expenses such as management training, marketing and travel.  In addition, during the year ended December 31, 2008 other operating expenses were reduced by $0.2 million related to the reversal of previous accruals for fines and penalties associated with the settlement of a dispute with a state taxing authority.  The dispute was settled with the state taxing authority for less than the amount previously reserved.

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

Income from Operations

           Income from operations decreased by $0.7 million, or 1.0%, to $70.3 million for the year ended December 31, 2008 compared with $71.0 million for the year ended December 31, 2007.  Income from operations was 14.8% of consolidated operating revenue for the year ended December 31, 2008 compared with 18.1% for the year ended December 31, 2007.

Forward Air

           Income from operations increased by $2.0 million, or 2.9%, to $70.7 million for the year ended December 31, 2008 compared with $68.7 million for the year ended December 31, 2007.   The increase in income from operations was primarily a result of increased revenues partially offset by increased costs for salaries, wages and benefits, operating leases and depreciation and amortization.  Income from operations as a percentage of Forward Air’s operating revenue was 16.8% for the year ended December 31, 2008 compared with 18.2% for the year ended December 31, 2007.  The decrease in income from operations as a percentage of revenue was the result of increasing volumes from our lower margin services, such as TLX, and declining airport-to-airport volumes mainly during the fourth quarter of 2008 due to the economic recession.

FASI

           FASI results from operations decreased approximately $2.7 million to a $0.4 million loss from operations for the year ended December 31, 2008 from income of operations of $2.3 million for the year ended December 31, 2007.  The decrease in FASI results from operations was mainly driven by integration costs that resulted from the March 17, 2008 acquisition of Pinch. These costs primarily impacted salaries, wages, and employee benefits, operating leases and other operating expenses.  The loss from operations as a percentage of FASI operating revenue was (0.7)% for the year ended December 31, 2008 compared with 14.4% income from operations as a percentage of revenue for the year ended December 31, 2007.  As discussed above, the pool distribution business is highly seasonal and as a result of the timing of the USAC acquisition, our 2007 results primarily included peak seasonal activity.  Consequently, our 2007 results were better than we would expect for a full year of operations, such as 2008, which would include less positive results from the non-peak periods of operations.  In addition, FASI’s fourth quarter of 2008 income from operations of $0.5 million was $1.3 million less than the $1.8 million of income from operations for the fourth quarter of 2007.  This was primarily the result of lower peak season volumes than anticipated due to the current economic recession.

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

Allowance for Revenue Adjustments

Our allowance for revenue adjustments consists of amounts reserved for billing rate changes that are not captured upon load initiation. These adjustments generally arise: (i) when the sales department contemporaneously grants small rate changes (“spot quotes”) to customers that differ from the standard rates in the system; (ii) when freight requires dimensionalization or is reweighed resulting in a different required rate; (iii) when billing errors occur; and (iv) when data entry errors occur. When appropriate, permanent rate changes are initiated and reflected in the system. We monitor the manual revenue adjustments closely through the employment of various controls that are in place to ensure that revenue recognition is not compromised and that fraud does not occur. During 2009, average revenue adjustments per month were approximately $0.2 million, on average revenue per month of approximately $34.8 million (less than 1.0% of monthly revenue). In order to estimate the allowance for revenue adjustments related to ending accounts receivable, we prepare an analysis that considers average monthly revenue adjustments and the average lag for identifying and quantifying these revenue adjustments. Based on this analysis, we establish an allowance for approximately 40-80 days (dependent upon experience in the preceding twelve months) of average revenue adjustments, adjusted for rebates and billing errors. The lag is periodically adjusted based on actual historical experience. Additionally, the average amount of revenue adjustments per month can vary in relation to the level of sales or based on other factors (such as personnel issues that could result in excessive manual errors or in excessive spot quotes being granted). Both of these significant assumptions are continually evaluated for validity.

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

Income Taxes

We account for income taxes using the liability method, whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be recovered or settled.  Also, beginning January 1, 2007, we report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return.  We recognize interest and penalties, if any, related to unrecognized tax benefits in interest expense and operating expenses, respectively.

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

   For example, during the first quarter of 2009, we determined there were indicators of potential impairment of the goodwill assigned to the FASI segment.  This determination was based on the continuing economic recession, declines in current market valuations and FASI operating losses in excess of expectations.  As a result, we performed an interim impairment test in accordance with our accounting policy discussed above as of March 31, 2009.  Based on the results of the interim impairment test, we concluded that an impairment loss was probable and could be reasonably estimated.  Consequently, we recorded a non-cash goodwill impairment charge of $7.0 million related to the FASI segment during the first quarter of 2009.

Share-Based Compensation

Our general practice has been to make a single annual grant to key employees and to generally make other grants only in connection with new employment or promotions.  In addition, we make annual grants to non-employee directors in conjunction with their annual election to our Board of Directors or at the time of their appointment to the Board of Directors.   During the year ended December 31, 2006, we granted non-vested shares to key employees, but returned to granting stock options during the year ended December 31, 2007.  We returned to granting stock options to key employees, as we believe stock options more closely link long-term compensation with our long-term goals.   For non-employee directors, we have granted non-vested shares annually beginning in 2006.

Stock options typically expire seven years from the grant date and vest ratably over a three-year period. The share-based compensation for stock options are recognized, net of estimated forfeitures, ratably over the requisite service period, or vesting period. Based on our historical experience, forfeitures are estimated. We use the Black-Scholes option-pricing model to estimate the grant-date fair value of options granted.

The fair value of non-vested shares issued were estimated using the closing market prices for the business day of the grant. The share-based compensation for the non-vested shares is recognized, net of estimated forfeitures, ratably over the requisite service period or vesting period. Forfeitures are estimated based on our historical experience, but will be adjusted for future changes in forfeiture experience.

Under the ESPP, which has been approved by our shareholders, we are authorized to issue shares of Common Stock to our employees. These shares may be issued at a price equal to 90.0% of the lesser of the market value on the first day or the last day of each six-month purchase period. Common Stock purchases are paid for through periodic payroll deductions and/or up to two large lump sum contributions. As the ESPP does not qualify as non-compensatory, we recognize share-based compensation on the date of purchase based on the difference between the purchase date fair market value and the employee purchase price.

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

   In June 2009, the FASB amended its rules regarding the consolidation of variable interest entities (“VIE”).  The FASB also amended the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, FASB rules required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. QSPEs, which were previously exempt from the application of rules regarding VIEs, will be subject to the provisions of these new rules when they become effective.  The amended guidance also requires enhanced disclosures about an enterprise’s involvement with a VIE. We will adopt the amended rules on January 1, 2010, but at this time we do not anticipate the adoption will have a significant impact on our financial position, results of operations and cash flows.

   In June 2009, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “FASB Codification”) was implemented.  The FASB Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place for nongovernmental entities.  The FASB Codification was effective for us in the third quarter of 2009, and all subsequent public filings will reference the FASB Codification as the sole source of authoritative literature.  The adoption of the FASB Codification did not impact our financial position, results of operations, and cash flows.

Liquidity and Capital Resources

   We have historically financed our working capital needs, including capital expenditures, with cash flows from operations and borrowings under our bank lines of credit. Net cash provided by operating activities totaled approximately $50.2 million for the year ended December 31, 2009 compared to approximately $59.1 million for the year ended December 31, 2008. The decrease in cash provided by operating activities is mainly attributable to a $29.3 million reduction in net earnings after consideration of non-cash items.  The decrease in net earnings after consideration of non-cash items was largely offset by a $20.4 million change in working capital.  Changes in accounts receivable improved cash flow from operations by $1.6 million as collections on receivables improved due to the reorganization of our billing and collections department which has allowed us to increase the speed and accuracy of our billing as well as address collection issues in a more timely manner.  The $9.7 million decrease in cash used for income taxes is attributable to decreases in our estimated federal and state income tax payments due to the overall reduction in our before tax earnings.  The $9.1 million decrease in cash used for accounts payable and prepaid expense is attributable to a reduction in payments to vendors in conjunction with the decline in our business volumes as well as timing of payroll and owner-operator settlements.

   Net cash used in investing activities was approximately $20.2 million for the year ended December 31, 2009 compared with approximately $56.2 million used in investing activities during the year ended December 31, 2008. Investing activities during the year ended December 31, 2009 consisted primarily of $15.2 million in capital expenditures for the construction of our regional hub in Dallas/Fort Worth, Texas.  Cash used for investing activities during the year ended December 31, 2008 included $29.6 million for the acquisitions of Pinch and Service Express and $10.8 million for the construction of our regional hub in Dallas/Fort Worth.

   Net cash used in financing activities totaled approximately $10.0 million for the year ended December 31, 2009 compared with approximately $14.3 million provided by financing activities during the year ended December 31, 2008.  Cash used in financing activities during 2009 mainly included our quarterly dividend payments and scheduled capital lease payments.  The change in financing activities for 2009 compared to 2008 was attributable to a $20.0 million reduction in net borrowings from our senior credit facility and a $4.5 million reduction in cash from the exercise and the tax benefit or expense from employee stock option exercises.  Prior year net borrowings from our line of credit were used to partially fund the Pinch and Service Express acquisitions.

   On October 10, 2007, we entered into a $100.0 million senior credit facility.  The facility has a term of five years and includes an accordion feature, which if approved by our lender, allows for an additional $50.0 million in borrowings on such terms and conditions as set forth in the credit agreement.  Interest rates for advances under the senior credit facility are at LIBOR plus 0.6% to 0.9% based upon covenants related to total indebtness to earnings.  We entered into this new, larger credit facility in order to fund potential acquisitions, repurchases of our Common Stock, and for financing other general business purposes.  At December 31, 2009, we had $39.4 million of available borrowing capacity under the senior credit facility, not including the accordion feature, and had utilized $10.6 million of availability for outstanding letters of credit.

   On November 17, 2005, we announced that our Board of Directors approved a stock repurchase program for up to three million shares of Common Stock (the “2005 Repurchase Plan”). In addition, on July 31, 2007, our Board of Directors approved an additional stock repurchase program for up to two million shares of our Common Stock (the “2007 Repurchase Plan”).  No shares were repurchased during the years ended December 31, 2009 and 2008.  For the year ended December 31, 2007, the Company repurchased 1,613,327 shares, for $49.0 million or $30.42 per share under the 2005 Repurchase Plan and repurchased an additional 211,173 shares of our Common Stock under the 2007 Repurchase Plan for $6.1 million, or $28.68 per share.    As of December 31, 2009, no shares remained eligible for purchase under the 2005 Repurchase Plan and 1,788,827 shares remained eligible for repurchase under the 2007 Repurchase Plan.

   In June 2009, we completed the construction of our new regional hub in Dallas/Fort Worth for a total cost of approximately $31.6 million.  During the year ended December 31, 2007, we completed our purchase of new facilities near Chicago, Illinois and Atlanta, Georgia for $22.3 million and $14.9 million, respectively. Deposits of $3.3 million and $1.5 million paid during 2006 were applied to the purchase price of the Chicago and Atlanta facilities, respectively.  We funded the expenditures for the construction or purchase of these facilities through cash on hand and cash provided by operating activities.

   During the first, second, third and fourth quarters of 2009, 2008 and 2007, cash dividends of $0.07 per share were declared on Common Stock outstanding. We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by our Board of Directors.

   We believe that our available cash, investments, expected cash generated from future operations and borrowings under the available senior credit facility will be sufficient to satisfy our anticipated cash needs for at least the next twelve months.

Off-Balance Sheet Arrangements

At December 31, 2009, we had letters of credit outstanding from banks totaling $10.6 million required primarily by our workers’ compensation and vehicle liability insurance providers.

Contractual Obligations and Commercial Commitments

Our contractual obligations and other commercial commitments as of December 31, 2009 (in thousands) are summarized below:

Contractual Obligations	Payment Due Period
					2015 and
	Total	2010	2011-2012	2013-2014	Thereafter
Capital lease obligations	$3,518	$1,041	$1,468	$536	$473
Other long-term debt	21	21	--	--	--
Operating leases	69,189	18,961	25,065	13,318	11,845
Senior credit facility	50,000	--	50,000	--	--
Total contractual cash obligations	$122,728	$20,023	$76,533	$13,854	$12,318

   As of December 31, 2009, we had a commitment to acquire 58 new tractors and straight trucks for approximately $4.9 million during 2010.  This commitment is expected to be funded by cash on hand and cash flows from operations.

    Not included in the above table are reserves for unrecognized tax benefits and for self insurance claims of $0.8 million and $9.3 million, respectively.

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

Our exposure to market risk relates principally to changes in interest rates and fuel prices. Our interest rate exposure relates principally to changes in interest rates for borrowings under our senior credit facility. The senior credit facility, which represents an aggregate principal amount of $50.0 million at December 31, 2009, bears interest at variable rates. Based on our outstanding borrowings at December 31, 2009, a hypothetical increase in our senior credit facility borrowing rate of 150 basis points, or an increase in the total effective interest rate from 0.8% to 2.3%, would increase our annual interest expense by approximately $0.8 million and would have decreased our annual cash flow from operations by approximately $0.8 million.

Our only other debt is equipment notes and capital lease obligations totaling $3.1 million.  These notes and lease obligations all bear interest at a fixed rate.  Accordingly, there is no exposure to market risk related to these notes and capital lease obligations.

   We are exposed to the effects of changes in the price and availability of diesel fuel, as more fully discussed in Item 1A, “Risk Factors.”

Our cash and cash equivalents are also subject to market risk, primarily interest-rate and credit risk.

Item 8.	Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2009.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-K has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.  Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the framework set forth by the Committee on Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment, we have concluded, as of December 31, 2009, that our internal control over financial reporting was effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements for the year ended December 31, 2009, has issued an attestation report on the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Forward Air Corporation

We have audited Forward Air Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Forward Air Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Forward Air Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Forward Air Corporation as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2009 and our report dated February 24, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Nashville, Tennessee
February 24, 2010

Item 9B.	Other Information

Not applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our directors is incorporated herein by reference to our proxy statement for the 2010 Annual Meeting of Shareholders (the “2010 Proxy Statement”). The 2010 Proxy Statement will be filed with the SEC not later than 120 days subsequent to December 31, 2009.

Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to our executive officers is set forth in Part I of this report.

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the 2010 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated herein by reference to the 2010 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the 2010 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the 2010 Proxy Statement.

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

Forward Air Corporation

Date: February 24, 2010	By:	/s/ Rodney L. Bell
Rodney L. Bell
Chief Financial Officer, Senior Vice President
and Treasurer (Principal Financial Officer)

	By:	/s/ Michael P. McLean
Michael P. McLean
Chief Accounting Officer, Vice President
and Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Bruce A. Campbell	Chairman, President and Chief Executive	February 24, 2010
Bruce A. Campbell	Officer (Principal Executive Officer)

/s/ Rodney L. Bell	Chief Financial Officer, Senior Vice President	February 24, 2010
Rodney L. Bell	and Treasurer ( Principal Financial Officer)

/s/ Michael P. McLean	Chief Accounting Officer, Vice President and	February 24, 2010
Michael P. McLean	Controller (Principal Accounting Officer)

/s/ G. Michael Lynch	Lead Director	February 24, 2010
G. Michael Lynch

/s/ C. Robert Campbell	Director	February 24, 2010
C. Robert Campbell

/s/ Richard W. Hanselman	Director	February 24, 2010
Richard W. Hanselman

/s/ C. John Langley, Jr.	Director	February 24, 2010
C. John Langley, Jr.

/s/ Tracy A. Leinbach	Director	February 24, 2010
Tracy A. Leinbach

/s/ Ray A. Mundy	Director	February 24, 2010
Ray A. Mundy

/s/ Gary L. Paxton	Director	February 24, 2010
Gary L. Paxton

Annual Report on Form 10-K

Item 8, Item 15(a)(1) and (2), (a)(3), (b) and (c)

List of Financial Statements and Financial Statement Schedule

Financial Statements and Supplementary Data

Certain Exhibits

Financial Statement Schedule

Year Ended December 31, 2009

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders
Forward Air Corporation

   We have audited the accompanying consolidated balance sheets of Forward Air Corporation as of December 31, 2009 and 2008, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2009.  Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forward Air Corporation at December 31, 2009 and 2008, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

   As discussed in Note 7 to the consolidated financial statements, in 2007 the Company changed its method of accounting for income tax contingencies.

   We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Forward Air Corporation’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Nashville, Tennessee
February 24, 2010

Forward Air Corporation
Consolidated Balance Sheets
(Dollars in thousands)

	December 31,	December 31,
	2009	2008
Assets
Current assets:
Cash	$42,035	$22,093
Accounts receivable, less allowance of $1,919 in 2009 and $2,531 in 2008	55,720	57,206
Income taxes receivable	--	3,427
Inventories	938	669
Prepaid expenses and other current assets	5,272	6,089
Deferred income taxes	3,261	2,105
Total current assets	107,226	91,589

Property and equipment:
Land	16,928	16,928
Buildings	68,444	39,895
Equipment	111,728	107,983
Leasehold improvements	5,243	5,049
Construction in progress	2,373	16,522
Total property and equipment	204,716	186,377
Less accumulated depreciation and amortization	75,990	63,401
Net property and equipment	128,726	122,976
Goodwill and other acquired intangibles:
Goodwill	43,332	50,230
Other acquired intangibles, net of accumulated amortization of $12,281 in 2009 and $8,103 in 2008	35,849	40,708
Total net goodwill and other acquired intangibles	79,181	90,938
Other assets	1,597	2,024
Total assets	$316,730	$307,527

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Balance Sheets (continued)
(Dollars in thousands)

	December 31,	December 31,
	2009	2008
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,333	$11,633
Accrued payroll and related items	5,394	3,652
Insurance and claims accruals	5,622	4,620
Payables to owner-operators	3,603	2,563
Collections on behalf of customers	697	612
Other accrued expenses	1,791	1,480
Income taxes payable	1,424	--
Current portion of capital lease obligations	898	1,455
Current portion of long-term debt	21	147
Total current liabilities	29,783	26,162

Capital lease obligations, less current portion	2,169	3,014
Long-term debt, less current portion	50,000	50,021
Other long-term liabilities	4,485	3,055
Deferred income taxes	5,786	8,841
Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, $0.01 par value
Authorized shares - 5,000,000
No shares issued	--	--
Common stock, $0.01 par value
Authorized shares – 50,000,000
Issued and outstanding shares – 28,950,391 in 2009 and 28,893,850 in 2008	290	289
Additional paid-in capital	16,631	10,249
Retained earnings	207,586	205,896
Total shareholders’ equity	224,507	216,434
Total liabilities and shareholders’ equity	$316,730	$307,527

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Statements of Income
(In thousands, except per share data)

	Year ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Operating revenue:
Forward Air
Airport-to-airport	$268,245	$334,860	$313,162
Logistics	54,067	59,290	42,626
Other	23,076	25,133	20,923
Forward Air Solutions
Pool distribution	72,022	55,153	16,026
Total operating revenue	417,410	474,436	392,737

Operating expenses:
Purchased transportation
Forward Air
Airport-to-airport	112,516	128,785	123,658
Logistics	42,188	44,560	32,727
Other	5,234	6,425	6,049
Forward Air Solutions
Pool distribution	14,490	9,315	2,003
Total purchased transportation	174,428	189,085	164,437
Salaries, wages and employee benefits	118,804	116,504	88,803
Operating leases	27,294	24,403	16,761
Depreciation and amortization	19,722	16,615	10,824
Insurance and claims	9,719	8,099	7,685
Fuel expense	7,312	11,465	2,421
Other operating expenses	34,424	37,980	30,758
Impairment of goodwill and other intangible assets	7,157	--	--
Total operating expenses	398,860	404,151	321,689
Income from operations	18,550	70,285	71,048

Other income (expense):
Interest expense	(670)	(1,236)	(491)
Other, net	69	362	1,756
Total other (expense) income	(601)	(874)	1,265
Income before income taxes	17,949	69,411	72,313
Income taxes	8,147	26,869	27,388
Net income	$9,802	$42,542	$44,925

Net income per share:
Basic	$0.34	$1.48	$1.52
Diluted	$0.34	$1.47	$1.50
Weighted average shares outstanding:
Basic	28,928	28,808	29,609
Diluted	28,993	29,025	29,962

Dividends per share:	$0.28	$0.28	$0.28

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Statements of Shareholders' Equity
(In thousands, except per share data)

			Additional		Total
	Common Stock		Paid-in	Retained	Shareholders'
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2006	30,372	$304	$--	$184,923	$185,227
Adoption of accounting for uncertainty in income taxes	--	--	--	(977)	(977)
Net and comprehensive income for 2007	--	--	--	44,925	44,925
Exercise of stock options	57	--	1,017	--	1,017
Common stock issued under employee stock purchase plan	9	--	259	--	259
Share-based compensation	--	--	3,710	--	3,710
Dividends ($0.28 per share)	--	--	--	(8,305)	(8,305)
Vesting of previously non-vested shares	42	--	--	--	--
Cash settlement of share-based awards for minimum tax withholdings	(8)	--	(250)	--	(250)
Common stock repurchased under stock repurchase plan	(1,824)	(18)	(5,997)	(49,119)	(55,134)
Income tax benefit from stock options exercised	--	--	1,261	--	1,261
Balance at December 31, 2007	28,648	286	--	171,447	171,733
Net and comprehensive income for 2008	--	--	--	42,542	42,542
Exercise of stock options	191	2	3,083	--	3,085
Common stock issued under employee stock purchase plan	10	--	255	--	255
Share-based compensation	--	--	6,269	(2)	6,267
Dividends ($0.28 per share)	--	--	2	(8,091)	(8,089)
Vesting of previously non-vested shares	56	1	(1)	--	--
Cash settlement of share-based awards for minimum tax withholdings	(11)	--	(389)	--	(389)
Income tax benefit from stock options exercised	--	--	1,030	--	1,030
Balance at December 31, 2008	28,894	289	10,249	205,896	216,434
Net and comprehensive income for 2009	--	--	--	9,802	9,802
Exercise of stock options	1	--	8	--	8
Common stock issued under employee stock purchase plan	12	--	237	--	237
Share-based compensation	--	--	6,754	--	6,754
Dividends ($0.28 per share)	--	--	3	(8,112)	(8,109)
Vesting of previously non-vested shares	56	1	(1)	--	--
Cash settlement of share-based awards for minimum tax withholdings	(13)	--	(249)	--	(249)
Income tax expense from stock options exercised	--	--	(370)	--	(370)
Balance at December 31, 2009	28,950	$290	$16,631	$207,586	$224,507

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Year ended
	December 31,	December 31,	December 31,
	2009	2008	2007
Operating activities:
Net income	$9,802	$42,542	$44,925
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	19,722	16,615	10,824
Impairment of goodwill and other intangible assets	7,157	--	--
Share-based compensation	6,754	6,267	3,710
(Gain) loss on disposal of property and equipment	(6)	171	(172)
Provision for (recovery) loss on receivables	(60)	903	(33)
Provision for revenue adjustments	2,390	4,259	2,312
Deferred income taxes	(4,581)	1,151	596
Tax expense (benefit) for stock options exercised	370	(1,030)	(1,261)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(844)	(2,376)	(11,474)
Prepaid expenses and other current assets	548	(2,102)	291
Accounts payable and accrued expenses	3,831	(2,665)	6,606
Income taxes	5,096	(4,652)	6,069
Net cash provided by operating activities	50,179	59,083	62,393

Investing activities:
Proceeds from disposal of property and equipment	270	87	574
Purchases of property and equipment	(20,847)	(26,699)	(47,026)
Proceeds from sales or maturities of available-for-sale securities	--	--	143,410
Purchases of available-for-sale securities	--	--	(82,282)
Acquisition of businesses	--	(29,566)	(48,627)
Other	372	(10)	(119)
Net cash used in investing activities	(20,205)	(56,188)	(34,070)

Financing activities:
Payments of debt and capital lease obligations	(1,549)	(1,603)	(493)
Borrowings on line of credit	--	45,000	40,000
Payments on line of credit	--	(25,000)	(10,000)
Proceeds from exercise of stock options	8	3,085	1,017
Payments of cash dividends	(8,109)	(8,089)	(8,305)
Common stock issued under employee stock purchase plan	237	255	259
Cash settlement of share-based awards for minimum tax withholdings	(249)	(389)	(250)
Repurchase of common stock	--	--	(55,134)
Tax (expense) benefit for stock options exercised	(370)	1,030	1,261
Net cash (used in) provided by financing activities	(10,032)	14,289	(31,645)
Net increase (decrease) in cash	19,942	17,184	(3,322)
Cash at beginning of year	22,093	4,909	8,231
Cash at end of year	$42,035	$22,093	$4,909

Non-cash activity:
Unpaid capital expenditures included in accounts payable	$234	$1,640	$--

The accompanying notes are an integral part of the consolidated financial statements

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2009
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

FASI was formed in July 2007 in conjunction with the Company’s acquisition of certain assets and liabilities of USA Carriers, Inc. ("USAC") and subsequently expanded through other acquisitions.  FASI provides pool distribution services throughout the Mid-Atlantic, Southeast, Midwest and Southwest continental United States.  Pool distribution involves managing high-frequency handling and distribution of time-sensitive product to numerous destinations in specific geographic regions.  FASI’s primary customers for this product are regional and nationwide distributors and retailers, such as mall, strip mall and outlet-based retail chains.

In connection with the USAC acquisition, the Company reorganized its management reporting structure along these lines of business.  The Company has evaluated the segment reporting requirements and determined that it has two reportable segments, Forward Air and FASI.

The accompanying consolidated financial statements of the Company include Forward Air Corporation and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

The Company has evaluated all subsequent events through the time this Form 10-K was filed with the Securities and Exchange Commission on February 24, 2010.

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

Allowance for Doubtful Accounts

   The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances in which the Company is aware of a specific customer’s inability to meet its financial obligations to the Company (for example, bankruptcy filings, accounts turned over for collection or litigation), the Company records a specific reserve for these bad debts against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes reserves for these bad debts based on the length of time the receivables are past due. Specifically, amounts that are 90 days or more past due are reserved at 50.0% for Forward Air and 25.0% for FASI. If circumstances change (i.e., the Company experiences higher than expected defaults or an unexpected material adverse change in a customer’s ability to meet its financial obligations to the Company), the estimates of the recoverability of amounts due to the Company could be changed by a material amount. Accounts are written off after all means of collection, including legal action, have been exhausted.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009
 (In thousands, except share and per share data)

1.	Accounting Policies (Continued)

Allowance for Revenue Adjustments

The Company’s allowance for revenue adjustments consists of amounts reserved for billing rate changes that are not captured upon load initiation. These adjustments generally arise: (1) when the sales department contemporaneously grants small rate changes (“spot quotes”) to customers that differ from the standard rates in the system; (2) when freight requires dimensionalization or is reweighed resulting in a different required rate; (3) when billing errors occur; and (4) when data entry errors occur. When appropriate, permanent rate changes are initiated and reflected in the system. The Company monitors the manual revenue adjustments closely through the employment of various controls that are in place to ensure that revenue recognition is not compromised and that fraud does not occur. During 2009, average revenue adjustments per month were approximately $199, on average revenue per month of approximately $34,784 (less than 1.0% of monthly revenue). In order to estimate the allowance for revenue adjustments related to ending accounts receivable, the Company prepares an analysis that considers average monthly revenue adjustments and the average lag for identifying and quantifying these revenue adjustments. Based on this analysis, the Company establishes an allowance for approximately 40-80 days (dependent upon experience in the last twelve months) of average revenue adjustments, adjusted for rebates and billing errors. The lag is periodically adjusted based on actual historical experience. Additionally, the average amount of revenue adjustments per month can vary in relation to the level of sales or based on other factors (such as personnel issues that could result in excessive manual errors or in excessive spot quotes being granted). Both of these significant assumptions are continually evaluated for validity.

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

See discussions of concentrations of credit risk in Note 11.

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
DECEMBER 31, 2009
(In thousands, except share and per share data)

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

Depreciation expense for each of the three years ended December 31, 2009, 2008 and 2007 was $15,068, $12,252 and $9,103, respectively.

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

Goodwill and Other Intangible Assets

Goodwill is recorded at cost based on the excess of purchase price over the fair value of net assets acquired. Goodwill and intangible assets with indefinite lives are not amortized but the Company conducts an annual (or more frequently if circumstances indicate possible impairment) impairment test of goodwill for each reportable segment at June 30 of each year.  Other intangible assets are amortized over their useful lives. Results of impairment testing are described in Note 3, Goodwill and Other Long-Lived Assets.

Acquisitions are accounted for using the purchase method.  The definite-lived intangible assets of the Company resulting from acquisition activity and the related amortization are described in Note 2, Acquisition of Businesses.

Software Development

Costs related to software developed or acquired for internal use are expensed or capitalized based on the applicable stage of software development and any capitalized costs are amortized over their estimated useful life.  The Company typically uses a five-year straight line amortization for the capitalized amounts of software development costs.

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
DECEMBER 31, 2009
            (In thousands, except share and per share data)

1.	Accounting Policies (Continued)

Net Income Per Share

The Company calculates net income per share in accordance with the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, Earnings per Share (the “FASB Codification 260”).  Under the FASB Codification 260, basic net income per basic share excludes any dilutive effects of options, warrants and convertible securities. Diluted net income per share includes any dilutive effects of options, warrants and convertible securities, and uses the treasury stock method in calculating dilution.

Comprehensive Income

Comprehensive income includes any changes in the equity of the Company from transactions and other events and circumstances from non-operational sources. Unrealized gains and losses on available-for-sale securities are included in other comprehensive income for all years presented.  Comprehensive income for the years ended December 31, 2009, 2008 and 2007 approximated net income.

Share-Based Payments

The Company’s general practice has been to make a single annual grant of share-based compensation to key employees and to generally make other grants only in connection with new employment or promotions.  In addition, the Company makes annual grants to non-employee directors in conjunction with their annual election to our Board of Directors or at the time of their appointment to the Board of Directors.  During the year ended December 31, 2006, the Company granted non-vested shares of Common Stock (“non-vested shares”) to key employees, but returned to granting stock options during the year ended December 31, 2007.  The Company returned to granting stock options to key employees, as the Company believes stock options more closely link long-term compensation with the Company’s long-term goals.   For non-employee directors, the Company continued to issue non-vested shares during the years ended December 31, 2009, 2008 and 2007.

   Stock options typically expire seven years from the grant date and vest ratably over a three-year period. The share-based compensation for these stock options and non-vested shares is recognized, net of estimated forfeitures, ratably over the requisite service period, or vesting period. Based on the Company’s historical experience, forfeitures have been estimated. The Company uses the Black-Scholes option-pricing model to estimate the grant-date fair value of options granted.  The fair values of non-vested shares issued to employees in 2006 and non-employee directors in 2009, 2008 and 2007 were estimated using closing market prices for the business day of the grant.  The following table contains the weighted-average assumptions used to estimate the fair value of options granted.  These assumptions are highly subjective and changes in these assumptions can materially affect the fair value estimate.

	December 31,	December 31,	December 31,
	2009	2008	2007
Expected dividend yield	0.9%	0.8%	0.8%
Expected stock price volatility	42.3%	35.2%	37.0%
Weighted average risk-free interest rate	2.0%	2.8%	4.5%
Expected life of options (years)	4.5	4.5	4.5

Under the 2005 Employee Stock Purchase Plan (the “ESPP”), which has been approved by shareholders, the Company is authorized to issue shares of Common Stock to eligible employees. These shares may be issued at a price equal to 90% of the lesser of the market value on the first day or the last day of each six-month purchase period. Common Stock purchases are paid for through periodic payroll deductions and/or up to two large lump sum contributions. As the ESPP does not qualify as non-compensatory, we recognize share-based compensation on the date of purchase based on the difference between the purchase date fair market value and the employee purchase price.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009
(In thousands, except share and per share data)

1.	Accounting Policies (Continued)

Recently Issued Accounting Pronouncements

   During September 2006, the Financial Accounting Standards Board (“FASB”) issued guidance regarding fair value measurements, which was effective for fiscal years beginning after November 15, 2007. This guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. In February 2008, the FASB delayed the effective date of the fair value guidance for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until January 1, 2009.   The Company adopted the new fair value guidance on January 1, 2008 for all financial assets and liabilities and on January 1, 2009 for nonfinancial assets.  This adoption did not have a significant impact on the Company's financial position or results of operations other than considerations used in the fair value calculations of the Company’s goodwill impairment tests.  See further discussion of goodwill impairment testing in Note 3.

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

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009
(In thousands, except share and per share data)

1.	Accounting Policies (Continued)

   In June 2009, the FASB amended its rules regarding the consolidation of variable interest entities (“VIE”).  The FASB also amended the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, FASB rules required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. QSPEs, which were previously exempt from the application of rules regarding VIEs, will be subject to the provisions of these new rules when they become effective.  The amended guidance also requires enhanced disclosures about an enterprise’s involvement with a VIE. The Company will adopt the amended rules on January 1, 2010, but at this time the Company does not anticipate the adoption will have a significant impact on the Company’s financial position, results of operations and cash flows.

   In June 2009, the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (the “FASB Codification”) was implemented.  The FASB Codification does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place for nongovernmental entities.  The FASB Codification was effective for the Company in the third quarter of 2009, and all subsequent public filings will reference the FASB Codification as the sole source of authoritative literature.  The adoption of the FASB Codification did not impact The Company’s financial position, results of operations, and cash flows.

2.	Acquisition of Businesses

   On September 8, 2008, the Company acquired certain assets and liabilities of Service Express, Inc. (“Service Express”).  Service Express was a privately-held provider of pool distribution services primarily in the Mid-Atlantic and Southeastern continental United States.  Service Express generated approximately $39,000 (unaudited) in revenue during the year ended December 31, 2007.  The acquisition of Service Express’ pool distribution services expanded the geographic footprint of the FASI segment in the Mid-Atlantic and Southeastern United States.   The purchased assets and liabilities and the results of operations of Service Express have been included in the consolidated financial statements since September 8, 2008.  The aggregate purchase price of $10,647 as allocated per the following table was paid with the Company’s available cash and borrowings from the Company’s senior credit facility (see Note 5).

Service Express
Current assets	$258
Property and equipment	2,819
Customer relationships	6,000
Goodwill	5,204
Total assets acquired	14,281

Current liabilities	281
Capital lease obligations	3,353
Total liabilities assumed	3,634
Net assets acquired	$10,647

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009
(In thousands, except share and per share data)

2.	Acquisition of Businesses (Continued)

   On March 17, 2008, the Company acquired certain assets and liabilities of Pinch Holdings, Inc. and its related company AFTCO Enterprises, Inc. and certain of their respective wholly owned subsidiaries (“Pinch”).  Pinch was a privately-held provider of pool distribution, airport-to-airport, truckload, customs, and cartage services primarily in the Southwestern continental United States.  Pinch generated approximately $35,000 (unaudited) in revenue during the year ended December 31, 2007.  The acquisition of Pinch’s pool distribution services expanded the geographic footprint of the FASI segment in the Southwestern United States.  In addition to providing additional tonnage density to the Forward Air airport-to-airport network, the acquisition of Pinch’s cartage and truckload business provides an opportunity for Forward Air to expand its service options in the Southwestern United States.  The purchased assets and liabilities and the results of operations of Pinch have been included in the consolidated financial statements since March 17, 2008.  The aggregate purchase price of $18,682 as allocated per the following table was paid with the Company’s available cash and borrowings from the Company’s senior credit facility (see Note 5).

	Forward Air	FASI	Total
Current assets	$72	$--	$72
Property and equipment	960	148	1,108
Non-compete agreements	80	--	80
Customer relationships	4,700	4,300	9,000
Goodwill	5,573	3,437	9,010
Total assets acquired	11,385	7,885	19,270

Debt and capital leases	480	108	588
Total liabilities assumed	480	108	588
Net assets acquired	$10,905	$7,777	$18,682

   On July 30, 2007, the Company acquired certain assets and liabilities of USAC. The purchased assets and liabilities and the results of operations of USAC have been included in the consolidated financial statements, in the Company’s FASI segment, since July 30, 2007.  USAC was a well-established transportation service provider with 11 facilities that specialized in pool distribution services throughout the Southeast, Midwest and Southwest continental United States. USAC generated approximately $32,000 (unaudited) in revenue during the year ended December 31, 2006.  In conjunction with the Company’s strategy to expand into new services complimentary to the airport-to-airport business, the acquisition provides the opportunity for the Company to introduce new services to new and existing customers and to drive efficiencies in existing businesses.  The aggregate purchase price was $12,950, paid with the Company’s available cash.  During 2008, $237 was paid to the previous owners of USAC for final settlement of the purchased working capital.

   On December 3, 2007, the Company acquired certain assets and liabilities of Black Hawk Freight Services, Inc. ("Black Hawk").  The purchased assets and liabilities and the results of operations of Black Hawk have been included in the consolidated financial statements, in the Company’s Forward Air segment, since December 3, 2007.  Black Hawk was a privately-held provider of airport-to-airport, truckload, custom, and cartage services that generated approximately $30,000 (unaudited) in revenue during the year ended December 31, 2006.  The acquisition of Black Hawk operations is complimentary to those of the Forward Air segment and increased the geographic footprint of the segment in the Midwestern United States.  The aggregate purchase price was $35,251, paid with the Company’s available cash and borrowings from the Company’s senior credit facility.

   Also during 2007, the Company acquired certain assets of two other operations for $681 in cash.  The assets purchased were truckload and cargo handling customer relationships.  These acquisitions were completed to expand existing logistics and other services currently provided.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009
(In thousands, except share and per share data)

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

The Company’s total acquired customer relationships and non-compete agreements of $46,350 and $1,780, respectively, have weighted-average useful lives of 11.4 and 5.6 years, respectively.  Amortization expense on acquired customer relationships and non-compete agreements for each of the three years ended December 31, 2009, 2008 and 2007 was $4,654, $4,363 and $1,721, respectively.

The estimated amortization expense for the next five years on definite-lived intangible assets as of December 31, 2009 is as follows:

	2010	2011	2012	2013	2014
Customer relationships	$4,255	$4,255	$4,255	$4,255	$4,067
Non-compete agreements	336	336	311	24	20
Total	$4,591	$4,591	$4,566	$4,279	$4,087

3.	Goodwill and Other Long-Lived Assets

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

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009
(In thousands, except share and per share data)

3.	Goodwill and Other Long-Lived Assets (continued)

   As of December 31, 2009, the carrying value of goodwill related to the Forward Air and FASI segments was $37,926 and $5,406, respectively. Earnings estimated to be generated by the Forward Air segment are expected to support the carrying value of its goodwill.  The FASI segment is currently facing the challenges of building and expanding a business during difficult economic times.  If these overall economic conditions worsen or continue for an extended period of time, the Company may be required to record an additional impairment charge against the carrying value of goodwill related to the FASI segment.

   The changes in the carrying value of goodwill by segment for the years ended December 31, 2009 and 2008 are as follows:

	Forward Air		FASI		Total
		Accumulated		Accumulated
	Goodwill	Impairment	Goodwill	Impairment	Net
Ending balance, December 31, 2007	$32,344	$--	$3,709	$--	$36,053
Pinch acquisition	5,573	--	3,437	--	9,010
Service Express acquisition	--	--	5,149	--	5,149
Adjustment to Black Hawk and USAC acquisitions	9	--	9	--	18
Ending balance, December 31, 2008	37,926	--	12,304	--	50,230
Adjustment to Service Express acquisition	--	--	55	--	55
Impairment loss	--	--	--	(6,953)	(6,953)
Ending balance, December 31, 2009	$37,926	$--	$12,359	$(6,953)	$43,332

    The goodwill for the above acquisitions is deductible for tax purposes.

   Additionally, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is recognized on assets classified as held and used when the sum of undiscounted estimated cash flows expected to result from the use of the asset is less than the carrying value. If such measurement indicates a possible impairment, the estimated fair value of the asset is compared to its net book value to measure the impairment charge, if any.  During 2009 an impairment charge of $204 was incurred in the Forward Air segment to write off the net book value of certain truckload and cargo handling customer relationships purchased during 2007.  These impairment charges were recorded as the related customer relationships and services were discontinued during the first quarter of 2009.

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

           In June 2009, the Company completed the construction of a new regional hub in Dallas/Fort Worth, Texas for a total cost of approximately $31,642.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009
(In thousands, except share and per share data)

5.	Debt and Capital Lease Obligations

Credit Facilities

   On October 10, 2007, the Company entered into a $100,000 senior credit facility. This facility has a term of five years and includes an accordion feature, which if approved by the Company’s lender, allows for an additional $50,000 in borrowings on such terms and conditions as set forth in the Credit Agreement. The senior credit facility matures on October 10, 2012. The facility replaced the Company's previous $20,000 line of credit. The Company entered into this larger credit facility in order to fund potential acquisitions, the repurchase of its Common Stock, and for financing other general business purposes.  Interest rates for advances under the facility are at LIBOR plus 0.6% to 0.9% based upon covenants related to total indebtedness to earnings (total borrowing rate of 0.8% at December 31, 2009). The agreement contains certain covenants and restrictions, none of which are expected to significantly affect our operations or ability to pay dividends.  No assets are pledged as collateral against the senior credit facility.  As of December 31, 2009, the Company had $50,000 outstanding under the senior credit facility. At December 31, 2009, the Company had $39,396 of available borrowing capacity outstanding under the senior credit facility, not including the accordion feature, and had utilized $10,604 of availability for outstanding letters of credit.  See discussion of the fair value of the Company’s debt and capital lease obligations in Note 11.

Other Long-Term Debt

In conjunction with the July 2007 acquisition of certain assets and liabilities of USAC, the Company assumed $1,188 in equipment notes. Interest on the equipment notes is fixed at various rates between 5.9% and 8.5%.

Annual maturities of long-term debt including the senior credit facility, at December 31, 2009, are as follows:

2010	$21
2011	--
2012	50,000
Total	$50,021

Capital Leases

In September 2000, the Company entered into an agreement with the Rickenbacker Port Authority (“Rickenbacker”) to lease a building located near the Company’s Columbus, Ohio hub facility. At the inception of the lease, the Company made a $2,004 loan to Rickenbacker. The lease agreement has a ten-year initial term, with two five-year renewal options.  At December 31, 2009, the present value of the future minimum lease payments was $756. Because the lease met the criteria for classification as a capital lease, the leased building was recorded in property and equipment at $3,015 (which represented the present value of the total minimum lease payments, including the $2,004 initial payment).  The building is being depreciated over the initial lease term.

In 2008 and 2007 in conjunction with the acquisitions discussed in Note 2, the Company assumed several equipment leases that met the criteria for classification as a capital lease.  The leased equipment is being amortized over the shorter of the lease term or useful life.

Property and equipment include the following amounts for assets under capital leases:

	December 31,	December 31,
	2009	2008
Buildings	$3,015	$3,015
Equipment	2,391	2,975
Accumulated amortization	(2,756)	(2,061)
	$2,650	$3,929

Amortization of assets under capital leases is included in depreciation and amortization expense.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009
(In thousands, except share and per share data)

5.	Debt and Capital Lease Obligations (continued)

Future minimum payments, by year and in the aggregate, under non-cancelable capital leases with initial or remaining terms of one year or more consist of the following at December 31, 2009:

2010	$1,041
2011	794
2012	674
2013	376
2014	160
Thereafter	473
Total	3,518
Less amounts representing interest	451
Present value of net minimum lease payments (including current portion of $898)	$3,067

Interest Payments

Interest payments during 2009, 2008 and 2007 were $749, $1,628 and $433, respectively.  During the years ended December 31, 2009 and 2008, $110 and $301 of interest payments were capitalized, respectively.

6.	Shareholders’ Equity, Stock Options and Net Income per Share

Preferred Stock

The Company had a shareholder rights plan that expired May 18, 2009.  The expired plan allowed the Board of Directors to issue, at its discretion, up to 5,000,000 shares of preferred stock, par value $0.01. The 5,000,000 shares of preferred stock are still authorized, but no shares have been issued to date.

Cash Dividends

During each quarter of 2009, 2008 and 2007, the Company’s Board of Directors declared a cash dividend of $0.07 per share of Common Stock. On February 8, 2010, the Company’s Board of Directors declared a $0.07 per share dividend that will be paid in the first quarter of 2010. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

Repurchase of Common Stock

On November 17, 2005, the Company announced that its Board of Directors approved a stock repurchase program for up to three million shares of Common Stock (the “2005 Repurchase Plan”). During the year ended December 31, 2007, the Company repurchased the remaining available shares of Common Stock under the 2005 Repurchase plan, or 1,613,327 shares, for $49,079, or $30.42 per share.  No shares remained eligible for purchase under the 2005 Repurchase Plan.

On July 31, 2007 our Board of Directors approved an additional stock repurchase program for up to two million shares of the Company’s Common Stock (the “2007 Repurchase Plan”).  During the year ended December 31, 2007, the Company repurchased 211,173 shares of Common Stock under the 2007 Repurchase Plan for $6,055, or $28.68 per share.  No shares were repurchased during the years ended December 31, 2009 and 2008. As of December 31, 2009, 1,788,827 shares of Common Stock remain that may be repurchased under the 2007 Repurchase Plan.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009
(In thousands, except share and per share data)

6.	Shareholders’ Equity, Stock Options and Net Income per Share (continued)

Share-Based Compensation

The Company had previously reserved 4,500,000 common shares under the 1999 Stock Option and Incentive Plan (the “1999 Plan”). Options issued under the 1999 Plan have seven to ten-year terms and originally vested over a one to five year period. On December 31, 2005, the Company's Board of Directors accelerated the vesting of all of the Company's outstanding and unvested stock options awarded to employees, officers and non-employee directors under the Company's stock option award plans.

In May 2008, with the approval of shareholders, the Company amended and restated the 1999 Stock Option and Incentive Plan (the “1999 Amended Plan”) to reserve an additional 3,000,000 common shares, increasing the total number of reserved common shares under the 1999 Amended Plan to 7,500,000.

Employee Activity - Options

The following table summarizes the Company’s employee stock option activity and related information for the years ended December 31, 2009, 2008 and 2007:

	2009		2008		2007
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
	(000)	Price	(000)	Price	(000)	Price
Outstanding at beginning of year	2,446	$28	2,246	$26	1,475	$23
Granted/converted	675	23	387	30	847	31
Exercised	(1)	18	(153)	15	(64)	20
Forfeited	(34)	28	(34)	32	(12)	29
Outstanding at end of year	3,086	$26	2,446	$28	2,246	$26
Exercisable at end of year	1,906	$27	1,528	$26	1,409	$23
Options/shares available for grant	2,363		3,004		357
Average aggregate intrinsic value
for options outstanding	$--
Average aggregate intrinsic value
for exercisable options	$--
Weighted-average fair value of
options granted during the year	$7.96		$9.17		$10.98

The following table summarizes information about stock options outstanding as of December 31, 2009:

		Weighted	Weighted		Weighted
Range of	Number	Average	Average	Number	Average
Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Price	(000)	Contractual Life	Price	(000)	Price
$13.25-18.82	333	3.3	$15.63	333	$15.63
20.05-29.44	1,936	5.2	26.29	1,036	27.78
30.35-35.53	817	4.1	31.38	537	31.37
$13.25-35.53	3,086	4.8	$26.49	1,906	$26.67

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009
(In thousands, except share and per share data)

6.	Shareholders’ Equity, Stock Options and Net Income per Share (continued)

Share-based compensation expense for options granted in 2009, 2008 and 2007 was recognized in salaries, wages and employee benefits.  Share-based compensation expense for options granted was $5,832, $4,036 and $1,823 during 2009, 2008 and 2007, respectively.  The total tax benefit related to the share-based expense for these options was $1,691, $1,032 and $390 for 2009, 2008 and 2007, respectively. Total compensation cost, net of estimated forfeitures, related to the options not yet recognized in earnings was $5,603 at December 31, 2009. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Employee Activity – Non-vested shares

   During the year ended December 31, 2006, the Company granted 129,350 non-vested shares to key employees with a weighted-average fair value of $36.09 per share.  Share-based compensation expense of $258, $1,403 and $1,286 for non-vested shares granted to employees during 2006 was recognized in salaries, wages and employee benefits during the years ended December 31, 2009, 2008 and 2007, respectively. The total tax benefit related to this share-based expense was $109, $550 and $487 for the years ended December 31, 2009, 2008 and 2007, respectively.

   During the year ended December 31, 2009, 37,632 previously non-vested shares with a total grant date fair value of $1,358 vested to employees.  During the year ended December 31, 2008, 38,078 previously non-vested shares with a total grant date fair value of $1,374 vested to employees.  During the year ended December 31, 2007, 38,540 previously non-vested shares with a total grant date fair value of $1,391 vested to employees.  During the year ended December 31, 2008, 1,350 of non-vested shares were forfeited by employees.  No non-vested shares were forfeited by employees during the years ended December 31, 2009 and 2007.   As of December 31, 2009 all shares granted to employees had vested or been forfeited.

Employee Activity – ESPP

Under the ESPP at December 31, 2009, the Company is authorized to issue up to a remaining 447,232 shares of Common Stock to employees of the Company. For the years ended December 31, 2009, 2008 and 2007, participants under the plan purchased 12,092, 10,377 and 9,378 shares, respectively, at an average price of $19.63, $24.57 and $27.66 per share, respectively. The weighted-average fair value of each purchase right under the ESPP granted for the years ended December 31, 2009, 2008 and 2007, which is equal to the discount from the market value of the Common Stock at the end of each six month purchase period, was $3.90, $5.00 and $5.09 per share, respectively. Share-based compensation expense of $47, $51 and $48 was recognized in salaries, wages and employee benefits, during the years ended December 31, 2009, 2008 and 2007, respectively.

Non-employee Directors – Non-vested shares

On May 23, 2006, the Company’s shareholders approved the Company’s 2006 Non-Employee Director Stock Plan (the “2006 Plan”).  The Company’s shareholders then approved the Company’s Amended and Restated Non-Employee Director Stock Plan (the “Amended Plan”) on May 22, 2007.  The Amended Plan was then further amended and restated on December 17, 2008.  The Amended Plan is designed to better enable the Company to attract and retain well-qualified persons for service as directors of the Company.  Under the Amended Plan, on the first business day after each Annual Meeting of Shareholders, each non-employee director will automatically be granted an award (the “Annual Grant”), in such form and size as the Board determines from year to year.  Unless otherwise determined by the Board, Annual Grants will become vested and nonforfeitable one year after the date of grant so long as the non-employee director’s service with the Company does not earlier terminate.  Each director may elect to defer receipt of the shares under a non-vested share award until the director terminates service on the Board of Directors.  If a director elects to defer receipt, the Company will issue deferred stock units to the director, which do not represent actual ownership in shares and the director will not have voting rights or other incidents of ownership until the shares are issued.  However, the Company will credit the director with dividend equivalent payments in the form of additional deferred stock units for each cash dividend payment made by the Company.

During 2009, 2008 and 2007, under the Amended Plan, 30,870, 18,448 and 14,268, respectively, of non-vested shares or deferred stock units were issued to the Company’s non-employee directors.  The weighted-average grant date fair values for the 2009, 2008 and 2007 grants to non-employee directors were $18.14, $34.69 and $33.64, respectively.  The share-based compensation for these awards are recognized, net of estimated forfeitures, ratably over the requisite service period, or vesting period, of one year.

Under the 2006 Plan, during 2006, 13,500 non-vested shares and deferred stock units were issued to the Company’s non-employee directors with a weighted-average fair value of $36.27.  In April 2007, 375 non-vested shares with fair values of $30.88 per share were issued to a new non-employee director.  The share-based compensation for these awards are recognized, net of estimated forfeitures, ratably over the requisite service period, or vesting period, of three years.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009
(In thousands, except share and per share data)

6.	Shareholders’ Equity, Stock Options and Net Income per Share (continued)

During the year ended December 31, 2009, 20,017 of previously non-vested shares and deferred stock units with a total grant date fair value of $700 vested to non-employee directors.  At December 31, 2009, 30,870 non-vested shares granted to non-employee directors had yet to vest.    During the year ended December 31, 2008, 23,649 of previously non-vested shares and deferred stock units with a total grant date fair value of $807 vested to non-employee directors.  During 2008, a non-employee director resigned from our Board of Directors and forfeited approximately 3,056 non-vested shares.

During the years ended December 31, 2009, 2008 and 2007, share-based compensation expense for non-vested shares granted to non-employee directors under the above plans was $617, $777 and $552, respectively, and was recognized in salaries, wages and employee benefits. The total tax benefits related to this share-based expense was $261, $305 and $209 for the years ended December 31, 2009, 2008 and 2007, respectively.  Total compensation cost, net of estimated forfeitures, related to these non-vested shares granted to non-employee directors not yet recognized in earnings was $205 at December 31, 2009. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Non-employee Directors - Options

   In addition to the above activity, each May from 1995 to 2005, options were granted to the non-employee directors of the Company.  The options have terms of ten years and are fully exercisable.  The following tables summarize the Company’s non-employee stock option activity and related information for the years ended December 31, 2009, 2008 and 2007 :

	2009		2008		2007
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
	(000)	Price	(000)	Price	(000)	Price

Outstanding at beginning of year	74	$22	112	$22	112	$22
Granted/converted	--	--	--	--	--	--
Exercised	--	--	(38)	22	--	--
Forfeited	--	--	--	--	--	--
Outstanding and exercisable at end of year	74	$22	74	$22	112	$22
Average aggregate intrinsic value
for options outstanding and exercisable	$--

At December 31, 2009, weighted average remaining contractual term for these options was 3.1 years.

Net Income per Share

The following table sets forth the computation of net income per basic and diluted share:

	2009	2008	2007
Numerator:
Numerator for basic and diluted net income per share	$9,802	$42,542	$44,925

Denominator:
Denominator for basic net income per share - weighted-average shares (in thousands)	28,928	28,808	29,609
Effect of dilutive stock options and non-vested shares (in thousands)	65	217	353
Denominator for diluted net income per share - adjusted
weighted-average shares (in thousands)	28,993	29,025	29,962
Basic net income per share	$0.34	$1.48	$1.52
Diluted net income per share	$0.34	$1.47	$1.50

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2008
(In thousands, except share and per share data)

6.	Shareholders’ Equity, Stock Options and Net Income per Share (continued)

The number of options and non-vested shares that could potentially dilute income per basic share in the future, but that were not included in the computation of income per diluted share because to do so would have been anti-dilutive for the periods presented, were approximately 2,610,000, 1,153,000 and 120,000 in 2009, 2008 and 2007, respectively.

7.	Income Taxes

The provision for income taxes consists of the following:

	2009	2008	2007
Current:
Federal	$10,711	$22,242	$23,179
State	2,017	3,476	3,613
	12,728	25,718	26,792
Deferred:
Federal	(4,310)	1,061	525
State	(271)	90	71
	(4,581)	1,151	596
	$8,147	$26,869	$27,388

The tax (expense) benefit associated with the exercise of stock options and the vesting of non-vested shares during the years ended December 31, 2009, 2008 and 2007 were ($370), $1,030 and $1,261, respectively, and are reflected as a decrease or increase in additional paid-in capital in the accompanying consolidated statements of shareholders’ equity.

The historical income tax expense differs from the amounts computed by applying the federal statutory rate of 35.0% to income before income taxes as follows:

	2009	2008	2007
Tax expense at the statutory rate	$6,282	$24,294	$25,310
State income taxes, net of federal benefit	1,135	2,318	2,574
Qualified stock options	659	503	294
Meals and entertainment	176	194	289
Tax-exempt interest income	--	(6)	(406)
Federal income tax credits	(269)	(328)	(498)
Deferred tax asset valuation allowance	183	(132)	--
Other	(19)	26	(175)
	$8,147	$26,869	$27,388

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009
(In thousands, except share and per share data)

7.	Income Taxes (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,	December 31,
	2009	2008
Deferred tax assets:
Accrued expenses	$4,365	$3,049
Allowance for doubtful accounts	742	979
Non-compete agreements	1,711	1,090
Share-based compensation	3,548	2,467
Accruals for income tax contingencies	114	113
Impairment of goodwill and other intangible assets	2,104	--
Net operating loss carryforwards	279	276
Total deferred tax assets	12,863	7,974
Valuation allowance	(459)	(276)
Total deferred tax assets, net of valuation allowance	12,404	7,698

Deferred tax liabilities:
Tax over book depreciation	8,786	8,951
Prepaid expenses deductible when paid	1,800	1,922
Goodwill	4,343	3,561
Total deferred tax liabilities	14,929	14,434
Net deferred tax liabilities	$(2,525)	$(6,736)

    The balance sheet classification of deferred income taxes is as follows:

	December 31,	December 31,
	2009	2008
Current assets	$3,261	$2,105
Noncurrent liabilities	(5,786)	(8,841)
	$(2,525)	$(6,736)

Total income tax payments, net of refunds, during fiscal years 2009, 2008 and 2007 were $7,888, $30,293 and $20,995, respectively.

At December 31, 2009 and 2008, the Company had state net operating loss carryforwards of $8,792 and $16,018, respectively that will expire between 2013 and 2025. The use of these state net operating losses is limited to the future taxable income of separate legal entities. As a result, the valuation allowance has been provided for certain state loss carryforwards. The valuation allowance on these certain state loss carryforwards increased $3 during 2009 but decreased $132 during 2008.  Based on expectations of future taxable income, management believes that it is more likely than not that the results of operations will not generate sufficient taxable income to realize such net operating loss benefits.

During 2009, we also established a valuation allowance of $180 on the state portion of FASI’s net deferred tax assets.  This valuation allowance was established based on expectations of future taxable income as management believes that it is more likely than not that the results of FASI operations will not generate sufficient taxable income to realize the state benefit of the net deferred tax assets.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009
(In thousands, except share and per share data)

7.	Income Taxes (continued)

Income Tax Contingencies

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states and Canada. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2004.

The Company adopted its current policies for uncertain tax provisions on January 1, 2007. As a result of the implementation of these new guidelines, the Company recognized a $1,397 increase in the liability for income tax contingencies, including related interest and penalties, which net of federal benefit of $420 was accounted for as a reduction to the January 1, 2007 balance of retained earnings. The total liability for income tax contingencies at January 1, 2007, net of federal benefit was $977, which represented tax positions where the realization of the ultimate benefit was uncertain and the disallowance of which would affect the Company’s annual effective income tax rate.

   During the year ended December 31, 2008, the Company reached a settlement with a state taxing authority regarding the taxability of two Company subsidiaries in the related state for tax years 1996 through 2007.  As a result of this settlement, the Company agreed to pay the state $306, including interest and penalties.  Also, the Company further agreed that if the state was successful in certain litigation efforts the Company would pay an additional $213, including interest and penalties.  Based on the settlement, the Company maintained a contingent tax liability for $213, and reversed the excess accrual.  The Company had previously reserved $1,393 for this contingency.  As a result of the settlement during 2008 the Company was able to reduce current state income tax expense by $611, interest expense by $104 and penalties by $159.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

Liability for
Unrecognized Tax
Benefits
Balance at January 1, 2007	$1,020
Additions for tax positions of current year	157
Reductions for tax positions taken in prior year	(60)
Balance at December 31, 2007	$1,117
Additions for tax positions of current year	126
Reductions for settlement with state taxing authorities	(815)
Balance at December 31, 2008	$428
Additions for tax positions of current year	71
Additions for tax positions of prior years	143
Balance at December 31, 2009	$642

Included in the liability for unrecognized tax benefits at December 31, 2009 and December 31, 2008 are tax positions of $642 and $428, respectively, which represents tax positions where the realization of the ultimate benefit is uncertain and the disallowance of which would affect the Company’s annual effective income tax rate.

Included in the liability for unrecognized tax benefits at December 31, 2009 and December 31, 2008, are accrued penalties of $57.  The liability for unrecognized tax benefits at December 31, 2009 and December 31, 2008 also included accrued interest of $99 and $68, respectively.

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

Sublease rental income, was $356, $615 and $452 in 2009, 2008 and 2007, respectively.  The Company expects to receive aggregate future minimum rental payments under noncancellable subleases of approximately $153.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009
(In thousands, except share and per share data)

8.	Operating Leases (continued)

Future minimum rental payments under noncancellable operating leases with initial or remaining terms in excess of one year consisted of the following at December 31, 2009:

2010	$18,961
2011	14,918
2012	10,147
2013	7,436
2014	5,882
Thereafter	11,845
Total	$69,189

9.	Commitments and Contingencies

From time to time, the Company is party to ordinary, routine litigation incidental to and arising in the normal course of business.  The Company does not believe that any of these pending actions, individually or in the aggregate, will have a material adverse effect on its financial condition, results of operations or cash flows.

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

As of December 31, 2009, the Company had commitments to acquire 58 new tractors and straight trucks for approximately $4,852 during 2010.  This commitment is expected to be funded by cash on hand and cash flows from operations.

10.	Employee Benefit Plan

The Company has a retirement savings plan (the “401(k) Plan”). The 401(k) Plan is a defined contribution plan whereby employees who have completed 90 days of service, a minimum of 1,000 hours of service and are age 21 or older are eligible to participate. The 401(k) Plan allows eligible employees to make contributions of 2.0% to 80.0% of their annual compensation. Employer contributions were made at 25.0% during 2009, 2008 and 2007 of the employee’s contribution up to a maximum of 6.0% for all periods presented of total annual compensation except where government limitations prohibit.

Employer contributions vest 20.0% after two years of service and continue vesting 20.0% per year until fully vested. The Company’s matching contributions expensed in 2009, 2008 and 2007 were approximately $519, $615 and $405, respectively.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009
(In thousands, except share and per share data)

11.	Financial Instruments

Off Balance Sheet Risk

At December 31, 2009, the Company had letters of credit outstanding totaling $10,604 as required by its workers’ compensation and vehicle liability insurance providers.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company does not generally require collateral from its customers. Concentrations of credit risk with respect to trade accounts receivable on a consolidated basis are limited due to the large number of entities comprising the Company’s customer base and their dispersion across many different industries.  However, while not significant to the Company on a consolidated basis, three customers account for approximately 50.8% of FASI’s 2009 operating revenue.  Receivables from these three customers totaled approximately $3,572 at December 31, 2009.

In February 2010, the Company notified one of FASI’s largest customers that it would cease providing services beginning in the second quarter of 2010.  During 2009 revenues from this customer were approximately $9,050 and accounted for 12.5% of FASI’s operating revenue and 2.2% of the Company’s consolidated operating revenue.  The revenue associated with this customer was low yielding and the impact on 2009 operating results was minimal.  Receivables from this customer were approximately $812 at December 31, 2009.

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Accounts receivable and accounts payable: The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair value based on their short-term nature.

The Company’s senior credit facility bears interest at LIBOR plus 0.6% to 0.9% based upon covenants related to total indebtedness to earnings.  However, due to current economic conditions, the Company believes its borrowing rate to be favorable to current market rates.  Using interest rate quotes currently available in the market, the Company estimated the fair value of its senior credit facility, notes payable and capital lease obligations as follows:

	December 31, 2009		December 31, 2008
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Senior credit facility	$50,000	$47,461	$50,000	$46,995
Notes payable	21	22	168	174
Capital lease obligations	3,067	3,305	4,469	4,669

    The Company's fair value calculations for the above financial instruments are classified within level 3 of the fair value hierarchy as defined in the FASB Codification.

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

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009
(In thousands, except share and per share data)

12.	Segment Reporting (continued)

   The following tables summarize segment information about net income and assets used by the chief operating decision maker of the Company in making decisions regarding allocation of assets and resources as of and for the years ended December 31, 2009, 2008 and 2007.

Year ended December 31, 2009	Forward Air	FASI	Eliminations	Consolidated
External revenues	$345,388	$72,022	$--	$417,410
Intersegment revenues	920	446	(1,366)	--
Depreciation and amortization	16,096	3,626	--	19,722
Share-based compensation expense	6,461	293	--	6,754
Impairment of goodwill and other intangible assets	204	6,953	--	7,157
Interest expense	572	98	--	670
Interest income	66	6	--	72
Income tax expense (benefit)	11,137	(2,990)	--	8,147
Net income (loss)	15,234	(5,432)	--	9,802
Total assets	315,267	39,591	(38,128)	316,730
Capital expenditures	17,961	2,886	--	20,847

Year ended December 31, 2008	Forward Air	FASI	Eliminations	Consolidated
External revenues	$419,283	$55,153	$--	$474,436
Intersegment revenues	1,929	127	(2,056)	--
Depreciation and amortization	14,414	2,201	--	16,615
Share-based compensation expense	6,130	137	--	6,267
Interest expense	1,157	79	--	1,236
Interest income	344	10	--	354
Income tax expense (benefit)	26,996	(127)	--	26,869
Net income (loss)	42,910	(368)	--	42,542
Total assets	298,585	46,901	(37,959)	307,527
Capital expenditures	23,337	3,362	--	26,699

Year ended December 31, 2007	Forward Air	FASI	Eliminations	Consolidated
External revenues	$376,711	$16,026	$--	$392,737
Intersegment revenues	108	--	(108)	--
Depreciation and amortization	10,372	452	--	10,824
Share-based compensation expense	3,698	12	--	3,710
Interest expense	452	39	--	491
Interest income	1,745	5	--	1,750
Income tax expense	26,498	890	--	27,388
Net income	43,531	1,394	--	44,925
Total assets	236,978	17,910	(13,004)	241,884
Capital expenditures	42,986	4,040	--	47,026

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2009
(In thousands, except share and per share data)

13.	Quarterly Results of Operations (Unaudited)

    The following is a summary of the quarterly results of operations for the years ended December 31, 2009 and 2008:

	2009
	March 31	June 30	September 30	December 31
Operating revenue	$96,616	$99,697	$103,079	$118,018
Income (loss) from operations	(5,026)	4,873	6,671	12,032
Net income (loss)	(3,104)	2,844	3,779	6,283

Net income (loss) per share:
Basic	$(0.11)	$0.10	$0.13	$0.22
Diluted	$(0.11)	$0.10	$0.13	$0.22

	2008
	March 31	June 30	September 30	December 31
Operating revenue	$107,938	$121,563	$121,484	$123,451
Income from operations	16,650	20,262	19,328	14,045
Net income	10,008	12,102	12,097	8,335

Net income per share:
Basic	$0.35	$0.42	$0.42	$0.29
Diluted	$0.35	$0.42	$0.42	$0.29

   During the fourth quarter of 2009, salaries, wages, and employee benefits were increased by $1,050 as the Company increased incentive accruals to senior management and key employees.  Comparatively, during the fourth quarter of 2008, salaries, wages and employee benefits were reduced by $1,482 as the Company reduced incentive accruals for senior management and key employees.

Forward Air Corporation
Schedule II — Valuation and Qualifying Accounts
(In thousands, except share and per share data)

Col. A		Col. B	Col. C		Col. D		Col. E
		Balance at	Charged to	Charged to	Deductions		Balance at
		Beginning	Costs and	Other Accounts	-Describe		End of
		of Period	Expenses	Describe			Period

Year ended December 31, 2009
Allowance for doubtful accounts		$1,675	$(60)	$--	$158	(2)	$1,457
Allowance for revenue adjustments	(1)	856	2,390	--	2,784	(3)	462
		2,531	2,330	--	2,942		1,919
Year ended December 31, 2008
Allowance for doubtful accounts		$805	$903	$--	$33	(2)	$1,675
Allowance for revenue adjustments	(1)	337	4,259	--	3,740	(3)	856
		1,142	5,162	--	3,773		2,531
Year ended December 31, 2007
Allowance for doubtful accounts		$624	$(33)	--	$(214)	(2)	$805
Allowance for revenue adjustments	(1)	236	2,312	--	2,211	(3)	337
		860	2,279	--	1,997		1,142

(1) Represents an allowance for adjustments to accounts receivable due to disputed rates, accessorial charges and other aspects of previously billed shipments.

(2) Uncollectible accounts written off, net of recoveries.
(3) Adjustments to billed accounts receivable.

S-1

EXHIBIT INDEX
No.		Exhibit
3.1
Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999 (File No. 0-22490))

3.2
Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 6, 2009 (File No. 0-22490))

4.1
Form of Forward Air Corporation Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 filed with the Securities and Exchange Commission on November 16, 1998 (File No. 0-22490))

10.1	*
Forward Air Corporation 2005 Employee Stock Purchase Plan (incorporated herein by reference to the registrant's Proxy Statement filed with the Securities and Exchange Commission on April 20, 2005 (File No. 0-22490))

10.2	*
Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to the registrant’s Proxy Statement filed with the Securities and Exchange Commission on April 3, 2008 (File No. 0-22490))

10.3
Lease Agreement, dated as of June 1, 2006, between the Greeneville-Greene County Airport Authority and the registrant (incorporated herein by reference to Exhibit 10.3 to the registrant's Annaul Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission on February 27, 2007 (File No. 0-22490))

10.4
Air Carrier Certificate, effective August 28, 2003 (incorporated herein by reference to Exhibit 10.5 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission on March 11, 2004 (File No. 0-22490))

10.5	*
Amendment to the Non-Employee Director Stock Plan (incorporated herein by reference to Exhibit 10.7 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission on March 11, 2004 (File No. 0-22490))

10.6
Credit Agreement dated October 10, 2007 among the registrant and certain of its subsidiaries and Wachovia Bank, N.A. (incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2007 (File No. 0-22490))

10.7	*
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

10.8	*
Amendment dated December 30, 2008 to Employee Agreement dated October 30, 2007, between Forward Air Corporation and Bruce A. Campbell (incorporated herein by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission on February 26, 2009 (File No. 0-22490))

10.9	*
Second Amendment dated February 24, 2009 to Employee Agreement dated October 30, 2007, between Forward Air Corporation and Bruce A. Campbell (incorporated herein by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission on February 26, 2009 (File No. 0-22490))

10.10	*
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

10.11	*
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

10.13
Forward Air Corporation Section 125 Plan (incorporated herein by reference to Exhibit 10.18 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission on March 15, 2002 (File No. 0-22490))

10.14	*
Forward Air Corporation Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Appendix A of the registrant's Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 3, 2008 (File No. 0-22490))

10.15	*	Form of Incentive Stock Option Agreement under the registrant's Amended and Restated Stock Option and Incentive Plan
10.16	*
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

10.17	*
Form of Restricted Stock Agreement under the registrant's 1999 Stock Option and Incentive Plan, as amended, granted on or after February 12, 2006 (incorporated herein by reference to Exhibit 10.19 to the registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on March 22, 2006 (File No. 0-22490))

10.18	*
2006 Non-Employee Director Stock Plan (incorporated herein by reference to Appendix A of the registrant's Proxy Statement filed with the Securities and Exchange Commission on April 24, 2006 (File No. 0-22490))

10.19	*
Form of Non-Employee Director Restricted Stock Agreement for an award of restricted stock under the registrant's 2006 Non-Employee Director Stock Plan (incorporated herein by reference to Exhibit 99.2 to the registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 19, 2006 (File No. 0-22490))

10.20	*
Amended and Restated Non-Employee Director Stock Plan (incorporated herein by reference to Appendix B of the registrant's Proxy Statement filed with the Securities and Exchange Commission on April 19, 2007 (File No. 0-22490))

10.21	*
Amended and Restated Non-Employee Director Stock Plan, as further amended and restated on December 17, 2008  (incorporated herein by reference to Exhibit 10.25 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission on February 26, 2009 (File No. 0-22490))

10.22	*
Schedule of Non-Employee Director Compensation effective May 24, 2006 (incorporated herein by reference to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2006 (File No. 0-22490))

10.23
Agreement of Purchase and Sale, dated as of July 10, 2006, among AMB Property II, L.P., Headlands Realty Corporation and Forward Air, Inc. (incorporated herein by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 filed with the Securities and Exchange Commission on August 4, 2006 (File No. 0-22490))

10.24
Agreement of Purchase and Sale, dated as of September 14, 2006, by and between Headlands Realty Corporation and Forward Air, Inc. (incorporated herein by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 filed with the Securities and Exchange Commission on November 3, 2006 (File No. 0-22490))

10.25
Asset Purchase Agreement dated November 26, 2007 by and among Forward Air Corporation, Black Hawk Freight Services, Inc. and the stockholders of Black Hawk Freight Services, Inc. (incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 30, 2007 (File No. 0-22490))

14.1
Code of Ethics (incorporated herein by reference to Exhibit 14.1 to the registrant's Annual Report of Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission on March 11, 2004 (File No. 0-22490))

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