Form 10-K/A
FORWARD AIR CORP
filed 2010-02-26
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

EXPLANATORY NOTE

This amendment to our Form 10-K for the fiscal year ended December 31, 2009, is being filed to include Exhibit 21.1, Subsidiaries of the registrant and Exhibit 23.1 Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm, which were inadvertently omitted from the original filing, and also to include corrections to the Exhibit Index.  All other information remains unchanged.

i

Introductory Note
This Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009 (this “Form 10-K”) contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. Some forward-looking statements may be identified by use of such terms as “believes,” “anticipates,” “intends,” “plans,” “estimates,” “projects” or “expects.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The following is a list of factors, among others, that could cause actual results to differ materially from those contemplated by the forward-looking statements: economic factors such as recessions, inflation, higher interest rates and downturns in customer business cycles, our inability to maintain our historical growth rate because of a decreased volume of freight or decreased average revenue per pound of freight moving through our network, increasing competition and pricing pressure, surplus inventories, loss of a major customer, the creditworthiness of our customers and their ability to pay for services rendered, our ability to secure terminal facilities in desirable locations at reasonable rates, the inability of our information systems to handle an increased volume of freight moving through our network, changes in fuel prices, claims for property damage, personal injuries or workers’ compensation, employment matters including rising health care costs, enforcement of and changes in governmental regulations, environmental and tax matters, the handling of hazardous materials, the availability and compensation of qualified independent owner-operators and freight handlers needed to serve our transportation needs and our inability to successfully integrate acquisitions. As a result of the foregoing, no assurance can be given as to future financial condition, cash flows or results of operations. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Forward Air Corporation

Date: February 26, 2010	By:	/s/ Bruce A. Campbell
Bruce A. Campbell
Chairman, President and Chief Executive
Officer (Principal Executive Officer)

	By:	/s/ Rodney L. Bell
Rodney L. Bell
Chief Financial Officer, Senior Vice President
and Treasurer (Principal Financial Officer)

	By:	/s/ Michael P. McLean
Michael P. McLean
Chief Accounting Officer, Vice President
and Controller (Principal Accounting Officer)

.

Annual Report on Form 10-K/A

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

The Company has evaluated all subsequent events through the time this Form 10-K was initially filed with the Securities and Exchange Commission on February 24, 2010.

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
Form of Incentive Stock Option Agreement under the registrant's Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.19 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission on February 26, 2009 (File No. 0-22490))

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