Form 10-Q
period 2010-03-31
FORWARD AIR CORP
filed 2010-04-29
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2010
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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of April 27, 2010 was 28,979,027.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited).

Forward Air Corporation
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2010	2009 (a)
Assets
Current assets:
Cash	$44,612	$42,035
Accounts receivable, less allowance of $2,045 in 2010 and $1,919 in 2009	58,425	55,720
Other current assets	7,688	9,471
Total current assets	110,725	107,226

Property and equipment	208,654	204,716
Less accumulated depreciation and amortization	78,323	75,990
Total property and equipment, net	130,331	128,726
Goodwill and other acquired intangibles:
Goodwill	43,332	43,332
Other acquired intangibles, net of accumulated amortization of $13,429 in 2010 and $12,281 in 2009	34,701	35,849
Total goodwill and other acquired intangibles	78,033	79,181
Other assets	1,534	1,597
Total assets	$320,623	$316,730

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,837	$10,333
Accrued expenses	20,745	18,531
Current portion of debt and capital lease obligations	835	919
Total current liabilities	31,417	29,783

Long-term debt and capital lease obligations, less current portion	51,992	52,169
Other long-term liabilities	4,623	4,485
Deferred income taxes	4,889	5,786

Shareholders’ equity:
Preferred stock	--	--
Common stock, $0.01 par value:
Authorized shares – 50,000,000
Issued and outstanding shares – 28,952,441 in 2010 and 28,950,391 in 2009	290	290
Additional paid-in capital	18,436	16,631
Retained earnings	208,976	207,586
Total shareholders’ equity	227,702	224,507
Total liabilities and shareholders’ equity	$320,623	$316,730

(a) Taken from audited financial statements, which are not presented in their entirety.

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,	March 31,
	2010	2009
Operating revenue:
Forward Air
Airport-to-airport	$70,888	$63,055
Logistics	13,855	13,044
Other	5,875	5,867
Forward Air Solutions
Pool distribution	16,359	14,650
Total operating revenue	106,977	96,616

Operating expenses:
Purchased transportation
Forward Air
Airport-to-airport	28,799	26,153
Logistics	10,768	10,279
Other	1,492	1,064
Forward Air Solutions
Pool distribution	3,442	2,632
Total purchased transportation	44,501	40,128
Salaries, wages and employee benefits	30,670	29,056
Operating leases	6,629	6,989
Depreciation and amortization	4,949	4,858
Insurance and claims	2,331	2,716
Fuel expense	2,058	1,682
Other operating expenses	9,784	9,056
Impairment of goodwill and other intangible assets	--	7,157
Total operating expenses	100,922	101,642
Income (loss) from operations	6,055	(5,026)

Other income (expense):
Interest expense	(185)	(141)
Other, net	30	(22)
Total other expense	(155)	(163)
Income (loss) before income taxes	5,900	(5,189)
Income tax expense (benefit)	2,481	(2,085)
Net income (loss)	$3,419	$(3,104)

Net income (loss) per share:
Basic	$0.12	$(0.11)
Diluted	$0.12	$(0.11)
Weighted average shares outstanding:
Basic	28,951	28,906
Diluted	29,074	28,906

Dividends per share:	$0.07	$0.07

 The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended
	March 31,	March 31,
	2010	2009
Operating activities:
Net income (loss)	$3,419	$(3,104)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	4,949	4,858
Impairment of goodwill and other intangible assets	--	7,157
Share-based compensation	1,763	1,780
Loss on sale or disposal of property and equipment	1	9
Provision for loss (recovery) on receivables	90	(35)
Provision for revenue adjustments	423	794
Deferred income taxes	(873)	(1,960)
Tax benefit for stock options exercised	(4)	--
Changes in operating assets and liabilities
Accounts receivable	(3,218)	8,006
Prepaid expenses and other current assets	1,786	705
Accounts payable and accrued expenses	1,856	(1,751)
Net cash provided by operating activities	10,192	16,459

Investing activities:
Proceeds from disposal of property and equipment	20	127
Purchases of property and equipment	(5,426)	(4,737)
Other	39	(112)
Net cash used in investing activities	(5,367)	(4,722)

Financing activities:
Payments of debt and capital lease obligations	(261)	(336)
Proceeds from exercise of stock options	38	--
Payments of cash dividends	(2,029)	(2,025)
Cash settlement of share-based awards for minimum tax withholdings	--	(228)
Tax benefit for stock options exercised	4	--
Net cash used in financing activities	(2,248)	(2,589)
Net increase in cash	2,577	9,148
Cash at beginning of period	42,035	22,093
Cash at end of period	$44,612	$31,241

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
 (In thousands, except share and per share data)
(Unaudited)
March 31, 2010

1.	Basis of Presentation

Forward Air Corporation's (“the Company”) services can be classified into two principal reporting segments:  Forward Air, Inc. (“Forward Air”) and Forward Air Solutions, Inc. (“FASI”).

Through the Forward Air segment, the Company is a leading provider of time-definite transportation and related logistics services to the North American deferred air freight market and its activities can be classified into three categories of service: airport-to-airport; logistics; and other.  Forward Air’s airport-to-airport service operates a comprehensive national network for the time-definite surface transportation of deferred air freight.  The airport-to-airport service offers customers local pick-up and delivery and scheduled surface transportation of cargo as a cost effective, reliable alternative to air transportation.  Forward Air’s logistics services provide expedited truckload brokerage and dedicated fleet services.  Forward Air’s other services include shipment consolidation and deconsolidation, warehousing, customs brokerage, and other handling.  The Forward Air segment primarily provides its transportation services through a network of terminals located at or near airports in the United States and Canada.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company’s operating results are subject to seasonal trends when measured on a quarterly basis, therefore operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and notes thereto included in the Forward Air Corporation Annual Report on Form 10-K/A for the year ended December 31, 2009.

The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date, but does not include all of the financial information and notes required by United States generally accepted accounting principles for complete financial statements.

The accompanying consolidated financial statements of the Company include Forward Air Corporation and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

2.	Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standard Board (“the FASB”) expanded the disclosure requirements for fair value measurements. The expanded disclosures will require a greater level of disaggregated information and additional disclosures about valuation techniques and inputs to fair value measurements. The amendment will require expanded disclosures on transfers in and out of Level 1 and Level 2 fair values, activity in Level 3 investments and inputs and valuation techniques.  The new disclosure requirements and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure requirements involving activity in Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of the provisions of this amendment required in the first interim period after December 15, 2009 did not have a material impact on the Company’s financial statement disclosures.  In addition, the adoption of the provisions of this amendment required for periods beginning after December 15, 2010 is not expected to have a material impact on the Company’s financial statement disclosures.

The Company adopted the FASB’s new guidance regarding subsequent events in the second quarter of 2009.  The FASB’s new guidance establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of the new subsequent event guidance did not have a material impact on the Company’s financial statements.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements

2.	Recent Accounting Pronouncements (continued)

In June 2009, the FASB amended rules regarding the transfer and servicing of financial assets and the extinguishment of financial assets.  The amended guidance eliminates the concept of a qualifying special-purpose entity (“QSPE”); clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale; amends and clarifies the unit of account eligible for sale accounting; and requires that a transferor initially be measured at fair value and recognize all assets obtained (for example beneficial interests) and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. Additionally, on and after the effective date of the amended guidance, existing QSPEs (as defined under previous accounting standards) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance. The amended guidance requires enhanced disclosures about, among other things, a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the statement of financial position.  The Company adopted the amended guidance on January 1, 2010, and this adoption did not have a significant impact on the Company’s financial position, results of operations and cash flows.

In June 2009, the FASB amended its rules regarding the consolidation of variable interest entities (“VIE”).  The FASB also amended the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, FASB rules required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. QSPEs, which were previously exempt from the application of rules regarding VIE, will be subject to the provisions of these new rules when they become effective.  The amended guidance also requires enhanced disclosures about an enterprise’s involvement with a VIE. The Company adopted the amended guidance on January 1, 2010, and this adoption did not have a significant impact on the Company’s financial position, results of operations and cash flows.

3.	Comprehensive Income

Comprehensive income or loss includes any changes in the equity of the Company from transactions and other events and circumstances from non-owner sources. Comprehensive income (loss) for the three months ended March 31, 2010 and 2009 was $3,419 and $(3,104), respectively.  In each case, the comprehensive results approximated net income (loss).

4.	Goodwill and Long-Lived Assets

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

During the three months ended March 31, 2009, the Company determined there were indicators of potential impairment of the goodwill assigned to the FASI segment.  This determination was based on the continuing economic recession, declines in current market valuations and FASI operating losses in excess of expectations.  As a result, the Company performed an interim impairment test.  Based on the results of the interim impairment test, the Company concluded that an impairment loss was probable and could be reasonably estimated.  Consequently, the Company recorded a non-cash goodwill impairment charge of $6,953 related to the FASI segment during the three months ended March 31, 2009.  The Company finalized certain valuations related to the March 31, 2009 goodwill impairment calculations during the second quarter of 2009, which did not result in any adjustments to the impairment recorded at March 31, 2009.

The Company conducted its annual impairment test of goodwill for each reportable segment as of June 30, 2009 and no additional impairment charges were required.  For both the March 31, 2009 and June 30, 2009 goodwill impairment calculations, the Company calculated the fair value of the applicable reportable segments, using a combination of discounted projected cash flows and market valuations for comparable companies as of the valuation date.  The Company's fair value calculations for goodwill are classified within level 3 of the fair value hierarchy as defined in the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“the FASB Codification”).

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements

4.	Goodwill and Long-Lived Assets (continued)

As of December 31, 2009, the carrying value of goodwill related to the Forward Air and FASI segments was $37,926 and $5,406, respectively. Earnings estimated to be generated by the Forward Air segment are expected to continue supporting the carrying value of its goodwill.  The FASI segment is currently facing the challenges of building and expanding a business during difficult economic times.  If these overall economic conditions worsen or continue for an extended period of time, the Company may be required to record an additional impairment charge against the carrying value of goodwill related to the FASI segment.  There were no changes in the carrying amount of goodwill during the three months ended March 31, 2010.

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

5.	Share-Based Payments

The Company’s general practice has been to make a single annual grant of non-vested shares of common stock (“non-vested shares”) or stock options to key employees and to make other employee grants only in connection with new employment or promotions.  The Company also typically makes a single annual grant of non-vested shares to non-employee directors in conjunction with the annual election of non-employee directors to the Board of Directors.

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

Employee Activity

The Company used the Black-Scholes option-pricing model to estimate the grant-date fair value of options granted.  The weighted-average fair value of options granted during the three months ended March 31, 2010 and 2009 was $8.24 and $7.96.  The fair values were estimated using the following weighted-average assumptions:

	Three months ended
	March 31,	March 31,
	2010	2009
Expected dividend yield	1.3%	0.9%
Expected stock price volatility	45.7%	42.3%
Weighted average risk-free interest rate	2.5%	2.0%
Expected life of options (years)	4.5	4.5

During the three months ended March 31, 2010 and 2009, share-based compensation expense for options granted to employees was $1,624 and $1,388, respectively.   The total tax benefit related to the share-based expense for these options for the three months ended March 31, 2010 and 2009, was $477 and $376, respectively.  Total compensation cost, net of estimated forfeitures, related to the options not yet recognized in earnings was $9,545 at March 31, 2010. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements

5.	Share-Based Payments (continued)

The following tables summarize the Company’s employee stock option activity and related information for the three months ended March 31, 2010:

	Three months ended March 31, 2010
				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Options	Exercise	Value	Contractual
	(000)	Price	(000)	Term
Outstanding at December 31, 2009	3,086	$26
Granted	664	22
Exercised	2	18
Forfeited	9	26
Outstanding at March 31, 2010	3,739	$26	$--	4.9
Exercisable at March 31, 2010	2,412	$27	$--	4.3

Share-based compensation expense was $220 during the three months ended March 31, 2009, for non-vested shares granted to employees during 2006. The total tax benefit related to this share-based expense was $88 for the three months ended March 31, 2009.  As of December 31, 2009, all shares granted to employees had vested or been forfeited.

Non-employee Director Activity

Share-based compensation expense during the three months ended March 31, 2010 and 2009 was $139 and $172, respectively, for non-vested shares granted to non-employee directors.  The total tax benefit related to this share-based expense was $56 and $69 for the three months ended March 31, 2010 and 2009, respectively.  Total compensation cost, net of estimated forfeitures, related to the non-vested shares granted to non-employee directors not yet recognized in earnings was $66 at March 31, 2010.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

In addition to the above activity, each May from 1995 to 2005 options were granted to the non-employee directors of the Company.  The options have terms of ten years and are fully exercisable.  At March 31, 2010, 74,375 options were outstanding and will expire between July 2010 and May 2015.  At March 31, 2010, the weighted average exercise price and remaining contractual term were $22 and 2.9 years, respectively.

6.	Senior Credit Facility

On October 10, 2007, the Company entered into a $100,000 senior credit facility. This facility has a term of five years and includes an accordion feature, which if approved by the Company’s lender, allows for an additional $50,000 in borrowings on such terms and conditions as set forth in the senior credit facility agreement. The senior credit facility matures on October 10, 2012.  The Company entered into this larger credit facility in order to fund potential acquisitions, the repurchase of its common stock, and for financing other general business purposes.  Interest rates for advances under the facility are at LIBOR plus 0.6% to 0.9% based upon covenants related to total indebtedness to earnings (0.8% at March 31, 2010). The agreement contains certain covenants and restrictions, none of which are expected to significantly affect our operations or ability to pay dividends.  No assets are pledged as collateral against the senior credit facility.  As of March 31, 2010, the Company had $50,000 outstanding under the senior credit facility. At March 31, 2010, the Company had utilized $11,804 of availability for outstanding letters of credit and had $38,196 of available borrowing capacity outstanding under the senior credit facility.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements

7.	Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended
	March 31,	March 31,
	2010	2009
Numerator:
Numerator for basic and diluted income (loss) per share - net income (loss)	$3,419	$(3,104)

Denominator:
Denominator for basic income (loss) per share - weighted-average shares	28,951	28,906
Effect of dilutive stock options and non-vested shares	123	--
Denominator for diluted income (loss) per share - adjusted weighted-average shares	29,074	28,906
Basic income (loss) per share	$0.12	$(0.11)
Diluted income (loss) per share	$0.12	$(0.11)

The number of options and non-vested shares that could potentially dilute net earnings per share in the future, but that were not included in the computation of income (loss) per diluted share because to do so would have been anti-dilutive for the periods presented, were approximately 2,948,000 and 2,750,000 at March 31, 2010 and 2009, respectively.

8.	Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states and Canada. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2004.

During the three months ended March 31, 2010, the Company increased its reserves for unrecognized tax benefits and related interest by approximately $109.  The increase was related to recent state audit findings that indicated the probable settlement of certain issues could be higher than originally estimated.

For the three months ended March 31, 2010 and 2009, the effective income tax rates varied from the statutory federal income tax rate of 35.0%, primarily as a result of the effect of state income taxes, net of the federal benefit and permanent differences between book and tax net income.

9.	Financial Instruments

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company does not generally require collateral from its customers. Concentrations of credit risk with respect to trade accounts receivable on a consolidated basis are limited due to the large number of entities comprising the Company’s customer base and their dispersion across many different industries.  However, while not significant to the Company on a consolidated basis, three customers accounted for approximately 50.8% of FASI’s 2009 operating revenue.

In February 2010, the Company notified one of FASI’s largest customers that it would cease providing services and conclude the business relationship by July 2, 2010.  During 2010, revenues from this customer were approximately 16.5% of FASI’s operating revenue and 2.5% of the Company’s consolidated operating revenue.  The revenue associated with this customer was low yielding and the projected impact on 2010 operating results from curtailing these services is projected to be minimal.  Receivables from this customer were approximately $588 at March 31, 2010.

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements

9.	Financial Instruments (continued)

Accounts receivable and accounts payable: The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair value based on their short-term nature.

The Company’s senior credit facility bears interest at LIBOR plus 0.6% to 0.9% based upon covenants related to total indebtedness to earnings.  However, based on the adverse economic conditions experienced throughout 2009, the Company believes its borrowing rate to be favorable to current market rates.  Using interest rate quotes currently available in the market and discounted cash flows, the Company estimated the fair value of its senior credit facility and debt and capital lease obligations as follows:

	March 31, 2010
	Carrying	Fair
	Value	Value
Senior credit facility	$50,000	$47,649
Debt and capital leases	2,827	3,053

The Company's fair value calculations for the above financial instruments are classified within level 3 of the fair value hierarchy as defined in the FASB Codification.

10.	Shareholders' Equity

During the first quarters of 2010 and 2009, the Company’s Board of Directors declared a cash dividend of $0.07 per share of common stock.  The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies disclosed in Note 1 to the Consolidated Financial Statements included in our 2009 Annual Report on Form 10-K/A. Segment data includes intersegment revenues.  Assets and costs of the corporate headquarters are allocated to the segments based on usage.  The Company evaluates the performance of its segments based on net income (loss).  The Company’s business is conducted principally in the U.S. and Canada.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements

12.	Segment Reporting (continued)

The following table summarizes segment information about net income (loss) and assets used by the chief operating decision maker of the Company in making decisions regarding allocation of assets and resources as of and for the three months ended March 31, 2010 and 2009.

	Three months ended March 31, 2010
	Forward Air	FASI	Eliminations	Consolidated
External revenues	$90,618	$16,359	$--	$106,977
Intersegment revenues	274	68	(342)	--
Depreciation and amortization	4,039	910	--	4,949
Stock-based compensation expense	1,655	108	--	1,763
Interest expense	168	17	--	185
Interest income	5	2	--	7
Income tax expense (benefit)	2,901	(420)	--	2,481
Net income (loss)	4,125	(706)	--	3,419
Total assets	320,120	38,956	(38,453)	320,623
Capital expenditures	2,651	2,775	--	5,426

	Three months ended March 31, 2009
	Forward Air	FASI	Eliminations	Consolidated
External revenues	$81,966	$14,650	$--	$96,616
Intersegment revenues	192	108	(300)	--
Depreciation and amortization	3,946	912	--	4,858
Stock-based compensation expense	1,715	65	--	1,780
Impairment of goodwill and other intangible assets	204	6,953	--	7,157
Interest expense	112	29	--	141
Interest income	19	2	--	21
Income tax expense (benefit)	1,355	(3,440)	--	(2,085)
Net income (loss)	2,289	(5,393)	--	(3,104)
Total assets	300,260	37,073	(36,345)	300,988
Capital expenditures	4,223	514	--	4,737

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Trends and Developments

Results from Operations

During the three months ended March 31, 2010, we experienced notable increases in our consolidated revenues and results from operations as compared to the three months ended March 31, 2009.  We largely attribute the increases in our Forward Air revenue and income from operations to higher freight volumes as general economic conditions improved during the first quarter of 2010 compared to the same period in 2009.  FASI revenue continued to increase year-over-year on new business wins which began at various times throughout 2009.  FASI’s loss from operations is largely attributable to repressed retail volumes as FASI’s retail customers have yet to benefit from any economic improvement.

Throughout 2009 declining fuel prices adversely affected our revenues and results of operations as compared to prior periods.  However, in 2010 fuel prices have increased significantly over the same period in 2009.  Our net fuel surcharge revenue is the result of our fuel surcharge rates, which are set weekly using the national average for diesel price per gallon, and the tonnage transiting our network.  The increase in tonnage levels combined with the increasing diesel fuel prices have resulted in an increase in our net fuel surcharge revenue.  Total net fuel surcharge revenue increased 57.9% during the three months ended March 31, 2010 as compared to the same period in 2009.

Goodwill

During the first quarter of 2009, we determined there were indicators of potential impairment of the goodwill assigned to the FASI segment.  This determination was based on the economic recession experienced in 2009 and the resulting declines in market valuations and FASI operating losses in excess of expectations.  As a result, we performed an interim impairment test.  We calculated the fair value of the FASI segment, using a combination of discounted cash flows and current market valuations for comparable companies.  Based on the results of the interim impairment test, we concluded that an impairment loss was probable and could be reasonably estimated.  Consequently, we recorded a non-cash goodwill impairment charge of $7.0 million related to the FASI segment during the first quarter of 2009.

In accordance with our accounting policy, we conducted our annual impairment test of goodwill for each reportable segment as of June 30, 2009 and no additional impairment charges were required.

As of March 31, 2010, the carrying value of goodwill related to our Forward Air and FASI segments was $37.9 million and $5.4 million, respectively. Earnings estimated to be generated related to our Forward Air segment are expected to continue supporting the carrying value of its goodwill. Our FASI segment continues to face the challenges of building and expanding a business during difficult economic times. If these overall economic conditions worsen or continue for an extended period of time, we may be required to record an additional impairment charge against the carrying value of goodwill related to our FASI segment.

Segments

Our operations can be broadly classified into two principal segments:  Forward Air and FASI.

Our Forward Air segment includes our airport-to-airport network, Forward Air Complete, and TLX services as well as our other accessorial related services such as warehousing; customs brokerage; and value-added handling services.

Our FASI segment includes our pool distribution business.

Results of Operations

The following table sets forth our consolidated historical financial data for the three months ended March 31, 2010 and 2009 (in millions):

	Three months ended
	March 31,	March 31,		Percent
	2010	2009	Change	Change
Operating revenue	$107.0	$96.6	$10.4	10.8%
Operating expenses:
Purchased transportation	44.5	40.1	4.4	11.0
Salaries, wages, and employee benefits	30.7	29.1	1.6	5.5
Operating leases	6.6	7.0	(0.4)	(5.7)
Depreciation and amortization	4.9	4.8	0.1	2.1
Insurance and claims	2.3	2.7	(0.4)	(14.8)
Fuel expense	2.1	1.7	0.4	23.5
Other operating expenses	9.8	9.0	0.8	8.9
Impairment of goodwill and other intangible assets	--	7.2	(7.2)	(100.0)
Total operating expenses	100.9	101.6	(0.7)	(0.7)
Income (loss) from operations	6.1	(5.0)	11.1	222.0
Other income (expense):
Interest expense	(0.2)	(0.2)	--	--
Other, net	--	--	--	--
Total other (expense) income	(0.2)	(0.2)	--	--
Income (loss) before income taxes	5.9	(5.2)	11.1	(213.5)
Income taxes	2.5	(2.1)	4.6	(219.0)
Net income (loss)	$3.4	$(3.1)	$6.5	(209.7)%

The following table sets forth our historical financial data by segment for the three months ended March 31, 2010 and 2009 (in millions):

	Three months ended
	March 31,	Percent of	March 31,	Percent of		Percent
	2010	Revenue	2009	Revenue	Change	Change
Operating revenue
Forward Air	$90.9	85.0%	$82.1	85.0%	$8.8	10.7%
FASI	16.4	15.3	14.8	15.3	1.6	10.8
Intercompany Eliminations	(0.3)	(0.3)	(0.3)	(0.3)	--	--
Total	107.0	100.0	96.6	100.0	10.4	10.8

Purchased transportation
Forward Air	41.1	45.2	37.6	45.8	3.5	9.3
FASI	3.7	22.6	2.8	19.0	0.9	32.1
Intercompany Eliminations	(0.3)	100.0	(0.3)	100.0	--	--
Total	44.5	41.6	40.1	41.5	4.4	11.0

Salaries, wages and employee benefits
Forward Air	23.4	25.7	21.5	26.2	1.9	8.8
FASI	7.3	44.5	7.6	51.3	(0.3)	(3.9)
Total	30.7	28.7	29.1	30.1	1.6	5.5

Operating leases
Forward Air	4.5	5.0	4.8	5.8	(0.3)	(6.3)
FASI	2.1	12.8	2.2	14.8	(0.1)	(4.5)
Total	6.6	6.2	7.0	7.2	(0.4)	(5.7)

Depreciation and amortization
Forward Air	4.0	4.4	3.9	4.8	0.1	2.6
FASI	0.9	5.5	0.9	6.1	--	--
Total	4.9	4.6	4.8	5.0	0.1	2.1

Insurance and claims
Forward Air	1.8	2.0	2.2	2.7	(0.4)	(18.2)
FASI	0.5	3.0	0.5	3.4	--	--
Total	2.3	2.1	2.7	2.8	(0.4)	(14.8)

Fuel expense
Forward Air	0.9	1.0	0.7	0.9	0.2	28.6
FASI	1.2	7.3	1.0	6.8	0.2	20.0
Total	2.1	2.0	1.7	1.8	0.4	23.5

Other operating expenses
Forward Air	8.0	8.8	7.4	9.0	0.6	8.1
FASI	1.8	11.0	1.6	10.8	0.2	12.5
Total	9.8	9.1	9.0	9.3	0.8	8.9

Impairment of goodwill and other intangible assets

Forward Air	--	--	0.2	0.2	(0.2)	(100.0)
FASI	--	--	7.0	47.3	(7.0)	(100.0)
Total	--	--	7.2	7.5	(7.2)	(100.0)

Income (loss) from operations
Forward Air	7.2	7.9	3.8	4.6	3.4	89.5
FASI	(1.1)	(6.7)	(8.8)	(59.5)	7.7	(87.5)
Total	$6.1	5.7%	$(5.0)	(5.2)%	$11.1	(222.0)%

The following table presents the components of the Forward Air segment’s operating revenue and purchased transportation for the three months ended March 31, 2010 and 2009 (in millions):

	Three months ended
	March 31,	Percent of	March 31	Percent of		Percent
	2010	Revenue	2009	Revenue	Change	Change
Forward Air revenue
Airport-to-airport	$71.0	78.1%	$63.2	77.0%	$7.8	12.3%
Logistics	14.0	15.4	13.1	15.9	0.9	6.9
Other	5.9	6.5	5.8	7.1	0.1	1.7
Total	$90.9	100.0%	$82.1	100.0%	$8.8	10.7%

Forward Air purchased transportation
Airport-to-airport	$28.8	40.6%	$26.2	41.5%	$2.6	9.9%
Logistics	10.8	77.1	10.3	78.6	0.5	4.9
Other	1.5	25.4	1.1	19.0	0.4	36.4
Total	$41.1	45.2%	$37.6	45.8%	$3.5	9.3%

Three Months Ended March 31, 2010 compared to Three Months Ended March 31, 2009

Revenues

Operating revenue increased by $10.4 million, or 10.8%, to $107.0 million for the three months ended March 31, 2010 from $96.6 million in the same period of 2009.

Forward Air

Forward Air operating revenue increased $8.8 million, or 10.7%, to $90.9 million from $82.1 million, accounting for 85.0% of consolidated operating revenue for the three months ended March 31, 2010. Airport-to-airport revenue, which is the largest component of our consolidated operating revenue, increased $7.8 million, or 12.3%, to $71.0 million from $63.2 million, accounting for 78.1% of the segment’s operating revenue during the three months ended March 31, 2010 compared to 77.0% for the three months ended March 31, 2009.  Increased tonnage net of a decrease in our base revenue per pound, excluding net fuel surcharge revenue and Forward Air Complete (“Complete”) revenue, accounted for $4.1 million of the increase in airport-to-airport revenue. Our airport-to-airport business is priced on a per pound basis and the average revenue per pound, excluding the impact of fuel surcharges and Complete, decreased 4.1% for the three months ended March 31, 2010 versus the three months ended March 31, 2009. Tonnage that transited our network increased by 11.8% in the three months ended March 31, 2010 compared with the three months ended March 31, 2009.  The increase in tonnage was primarily driven by the improved economic conditions during 2010 and the resulting increase in shipping activity.  Average base revenue per pound decreased primarily in response to the increased pricing competition driven by the economic recession experienced throughout 2009.  However, we expect such rates to improve in 2010 as we have announced a general rate increase effective May 1, 2010.  The remaining increase in airport-to-airport revenue is the result of increased net fuel surcharge revenue and revenue from our Complete pick-up and delivery service.  Net fuel surcharge revenue increased $1.6 million during the three months ended March 31, 2010 as compared to three months ended March 31, 2009 in response to increased fuel prices and overall business volumes.  In addition, Complete revenue increased $2.1 million during the three months ended March 31, 2010 compared to the same period of 2009.  The increase in Complete revenue is attributable to an increased attachment rate of the Complete service to our standard airport-to-airport service and the overall improvement in tonnage volumes during the first quarter of 2010 compared to the same period in 2009.

Logistics revenue, which is primarily TLX, increased $0.9 million, or 6.9%, to $14.0 million in the first quarter of 2010 from $13.1 million in the same period of 2009.  TLX revenue increased $0.7 million and 6.1% for the three months ended March 31, 2010 as compared to the same period in 2009.  TLX revenue increase was the result of a 5.6% increase in miles driven to support our TLX revenue from the first quarter of 2010 as compared to the same period in 2009.  TLX average revenue per mile also increased approximately 0.5% during the three months ended March 31, 2010 compared to the three months ended March 31, 2009.  Similar to our airport-to-airport service, TLX miles increased in conjunction with the improving economy and the resulting increase in shipping activity.  The increase in average revenue per mile is mainly attributable to increased fuel surcharges as a result of increased fuel prices during the three months ended March 31, 2010 compared to the same period in 2009.  The remaining $0.2 million increase in logistics revenue was attributable to increases in other non-mileage based logistic revenues.  The increase in non-mileage based services was in conjunction with the improvement in TLX business volumes.

Other revenue, which includes warehousing services and terminal handling, accounts for the final component of Forward Air operating revenue. Other revenue increased $0.1 million, or 1.7%, to $5.9 million in the first quarter of 2010 from $5.8 million in the same period of 2009.

FASI

FASI operating revenue increased $1.6 million, or 10.8%, to $16.4 million for the three months ended March 31, 2010 from $14.8 million for the same period in 2009.  The increase in revenue is the result of various 2009 business wins for which service began at various times throughout 2009.

Intercompany Eliminations

Intercompany eliminations were $0.3 million for the three months ended March 31, 2010 and 2009.  The intercompany eliminations are the result of truckload and airport-to-airport services Forward Air provided to FASI during the three months ended March 31, 2010.  FASI also provided cartage services to Forward Air.

Purchased Transportation

Purchased transportation increased by $4.4 million, or 11.0%, to $44.5 million in the first quarter of 2010 from $40.1 million in the same period of 2009.  As a percentage of total operating revenue, purchased transportation was 41.6% during the three months ended March 31, 2010 compared to 41.5% for the same period in 2009.

Forward Air

Forward Air’s purchased transportation increased by $3.5 million, or 9.3%, to $41.1 million for the three months ended March 31, 2010 from $37.6 million for the three months ended March 31, 2009. The increase in purchased transportation is primarily attributable to a 6.8% increase in miles and a 2.4% increase in the total cost per mile for the first quarter of 2010 versus the same period in 2009. As a percentage of segment operating revenue, Forward Air purchased transportation was 45.2% during the three months ended March 31, 2010 compared to 45.8% for the same period in 2009.

Purchased transportation costs for our airport-to-airport network increased $2.6 million, or 9.9%, to $28.8 million for the three months ended March 31, 2010 from $26.2 million for the three months ended March 31, 2009.  For the three months ended March 31, 2010, purchased transportation for our airport-to-airport network decreased to 40.6% of airport-to-airport revenue from 41.5% for the same period in 2009.  The increase in airport-to-airport purchased transportation was attributable to a 7.2% increase in miles driven by our network of owner-operators or third party transportation providers net of a 1.1% decrease in the cost per mile paid to our network of owner-operators or third party transportation providers.  The increase in miles increased purchased transportation by $1.7 million while the reduction in cost per mile decreased purchased transportation by less than $0.3 million.  Miles driven by our network of owner-operators or third party transportation providers increased in conjunction with the tonnage increase discussed above.  The 1.1% decrease in airport-to-airport cost per mile was the result of improved utilization of our network of owner-operators.  In addition to these changes, airport-to-airport purchased transportation increased $1.2 million for third party transportation cost associated with the increased customer utilization of Complete.

Purchased transportation costs for our logistics revenue increased $0.5 million, or 4.9%, to $10.8 million for the three months ended March 31, 2010 from $10.3 million for the three months ended March 31, 2009. For the three months ended March 31, 2010, logistics’ purchased transportation costs represented 77.1% of logistics revenue versus 78.6% for the three months ended March 31, 2009.  The increase in logistics’ purchased transportation was attributable to a $0.5 million, or 5.4% increase in TLX purchased transportation.  Miles driven to support our TLX revenue increased 5.6% while our cost per mile decreased approximately 0.2% during the three months ended March 31, 2010 compared to the same period in 2009.   The reduction in cost per mile was mostly attributable to the increased utilization of our less costly network of owner-operators as opposed to third party transportation providers.  Other non-mileage based logistics' purchased transportation costs remained consistent for the three months ended March 31, 2010 and 2009.

Purchased transportation costs related to our other revenue increased $0.4 million, or 36.4%, to $1.5 million for the three months ended March 31, 2010 from $1.1 million for the three months ended March 31, 2009. Other purchased transportation costs as a percentage of other revenue increased to 25.4% of other revenue for the three months ended March 31, 2010 from 19.0% for the same period in 2009.   The increase in other purchased transportation costs as a percentage of other revenue is attributable to the increased use of more costly third party transportation providers, as opposed to Company-employed drivers or our network of owner-operators, to provide the transportation services associated with our other revenues, such as freight and container transfers and other miscellaneous pick-up and delivery services.

FASI

FASI purchased transportation costs increased $0.9 million, or 32.1%, to $3.7 million for the three months ended March 31, 2010 from $2.8 million for the three months ended March 31, 2009.  FASI purchased transportation as a percentage of revenue was 22.6% for the three months ended March 31, 2010 compared to 19.0% for the three months ended March 31, 2009.  The increase in FASI purchased transportation as a percentage of revenue is attributable to our efforts to shift FASI to a more variable cost model by increasing the use of owner-operators as opposed to Company-employed drivers.

Intercompany Eliminations

Intercompany eliminations were $0.3 million for the three months ended March 31, 2010 and 2009.  The intercompany eliminations are the result of truckload and airport-to-airport services Forward Air provided to FASI during the three months ended March 31, 2010.  FASI also provided cartage services to Forward Air.

Salaries, Wages, and Benefits

Salaries, wages and employee benefits increased by $1.6 million, or 5.5%, to $30.7 million in the first quarter of 2010 from $29.1 million in the same period of 2009.  As a percentage of total operating revenue, salaries, wages and employee benefits was 28.7% during the three months ended March 31, 2010 compared to 30.1% for the same period in 2009.

Forward Air

Salaries, wages and employee benefits of Forward Air increased by $1.9 million, or 8.8%, to $23.4 million in the first quarter of 2010 from $21.5 million in the same period of 2009.  Salaries, wages and employee benefits were 25.7% of Forward Air’s operating revenue in the first quarter of 2010 compared to 26.2% for the same period of 2009.  The $1.9 million increase in salaries, wages, and benefits is driven by increased reserves for employee incentives and loss development reserves associated with workers’ compensation claims.  Employee incentives increased $1.1 million on achievement of quarterly performance goals for the three months ended March 31, 2010.  Workers’ compensation claims increased $0.6 million on increases in loss development reserves associated with prior year claims.  Increases in dock personnel wages associated with the increased airport-to-airport volumes discussed above, net of reductions in administrative headcounts drove the remaining $0.2 million increase.

FASI

Salaries, wages and employee benefits of FASI decreased by $0.3 million, or 3.9%, to $7.3 million in the first quarter of 2010 from $7.6 million in the same period of 2009.  Salaries, wages and employee benefits were 44.5% of FASI’s operating revenue in the first quarter of 2010 compared to 51.3% for the same period of 2009.  FASI salary, wages and employee benefits are higher as a percentage of operating revenue than our Forward Air segment, as a larger percentage of the transportation services are performed by Company-employed drivers as opposed to owner-operators.  The decrease in salaries, wages and employee benefits as a percentage of revenue is attributable to reduced Company-employed driver pay, administrative salaries and loss development reserves for workers’ compensation claims.  As noted above, to move FASI to a more variable cost structure, we are in the process of shifting, wherever feasible, from Company-employed drivers to a network of owner-operators.  As a result, we reduced pay to Company-employed drivers by 3.3% as a percentage of revenue.  To further reduce FASI’s fixed cost structure, at the end of the second quarter of 2009, we reduced administrative headcounts and as a result we reduced administrative pay by 2.2% as a percentage of revenue for the first quarter of 2010 compared the first quarter of 2009.  Also, contributing to the reduction of FASI salaries, wages and employee benefits as a percentage of revenue, FASI workers’ compensation expenses decreased 2.3% as a percentage of revenue primarily due to decreases in loss development reserves associated with prior year claims.

These decreases in FASI salaries, wages and employee benefits as a percentage of revenue, were offset by increases in FASI dock personnel wages and share-based compensation.  FASI dock wages increased 0.8% during the three months ended March 31, 2010 compared to the same period in 2009.  The increase was largely due to inefficiencies resulting from our continued efforts to move our FASI dock personnel from contract labor to Company-employees.  We believe the utilization of Company-employees results in a more efficient dock operation.  However, this transition did result in dock staffing inefficiencies during the first quarter of 2010 compared to the same period in 2009.  FASI share-based compensation also increased approximately 0.2% as a percentage of revenue.  The increase in FASI share-based compensation is attributable to the expense associated with additional grants of Forward Air Corporation stock options to FASI senior management during the first quarter of 2010.

Operating Leases

Operating leases decreased by $0.4 million, or 5.7%, to $6.6 million in the first quarter of 2010 from $7.0 million in the same period of 2009.  Operating leases, the largest component of which is facility rent, were 6.2% of consolidated operating revenue for the three months ended March 31, 2010 compared with 7.2% in the same period of 2009.

Forward Air

Operating leases decreased $0.3 million, or 6.3%, to $4.5 million in the first quarter of 2010 from $4.8 million in the same period of 2009.  Operating leases were 5.0% of Forward Air operating revenue for the three months ended March 31, 2010 compared with 5.8% in the same period of 2009.  Our new regional hub in Dallas/Fort Worth was completed at the beginning of the third quarter of 2009.  In conjunction with the opening of this facility we were able to move out of the previously leased facilities and reduce operating lease expense by approximately $0.3 million during the three months ended March 31, 2010 compared to the three months ended March 31, 2009.

FASI

FASI operating lease expense decreased $0.1 million, or 4.5%, to $2.1 million for the three months ended March 31, 2010 from $2.2 million for the same period in 2009.  Decrease is primarily due to the first quarter of 2009 including the recording of a reserve for net remaining payments on a vacated duplicate facility.

Depreciation and Amortization

Depreciation and amortization increased $0.1 million, or 2.1%, to $4.9 million in the first quarter of 2010 from $4.8 million in the same period of 2009.  Depreciation and amortization was 4.6% of consolidated operating revenue for the three months ended March 31, 2010 compared with 5.0% in the same period of 2009.

Forward Air

Depreciation and amortization increased $0.1 million, or 2.6%, to $4.0 million in the first quarter of 2010 from $3.9 million in the same period of 2009.  Depreciation and amortization expense as a percentage of Forward Air operating revenue was 4.4% in the first quarter of 2010 compared to 4.8% in the same period of 2009.  The increase in depreciation and amortization expense is attributable to increased depreciation related to the completion of the Company-owned Dallas/Fort Worth regional hub at the beginning of the third quarter of 2009.  Improvement as a percentage of revenue is attributable to better leverage from increased revenue.

FASI

FASI depreciation and amortization was $0.9 million for the three months ended March 31, 2010 and 2009.  Depreciation and amortization expense as a percentage of FASI operating revenue was 5.5% in the first quarter of 2010 compared to 6.1% in the same period of 2009.    Improvement as a percentage of revenue is attributable to the increases in FASI revenue as depreciation and amortization remained consistent year-over-year.

Insurance and Claims

Insurance and claims expense decreased $0.4 million, or 14.8%, to $2.3 million for the three months ended March 31, 2010 from $2.7 million for the three months ended March 31, 2009.  Insurance and claims were 2.1% of consolidated operating revenue for the three months ended March 31, 2010 compared with 2.8% for the same period in 2009.

Forward Air

Insurance and claims was 2.0% of Forward Air operating revenue in the first quarter of 2010, compared with 2.7% in 2009.  The $0.4 million, or 18.2%, decrease in insurance and claims for the first quarter of 2010 compared to the first quarter of 2009 is the result of reduced insurance premiums and a significant cargo claim incurred during the first quarter of 2009.  Insurance premiums decreased $0.3 million as a result of the decreased number of our owner-operators in our network during the first quarter of 2010 compared to the first quarter of 2009 as a result of fleet reductions that we experienced during the economic recession in 2009.  The remaining decrease was attributable to a significant individual cargo claim included in the first quarter of 2009.

FASI

FASI insurance and claims for the three months ended March 31, 2010 and 2009 was $0.5 million and decreased to 3.0% of revenues for the three months ended March 31, 2010 compared to 3.4% of revenues for the three months ended March 31, 2009.  The decrease as a percentage of revenue is attributable to the increase in revenue outpacing the increase in claims and insurance premiums.

Fuel Expense

Fuel expense increased $0.4 million, or 23.5%, to $2.1 million in the first quarter of 2010 from $1.7 million in the same period of 2009.  Fuel expense was 2.0% of consolidated operating revenue for the three months ended March 31, 2010 compared with 1.8% in the same period of 2009.

Forward Air

Fuel expense was 1.0% of Forward Air operating revenue for the three months ended March 31, 2010 compared to 0.9% for the three months ended March 31, 2009. The $0.2 million, or 28.6%, increase was primarily due to the significant increase in average fuel prices during the three months ended March 31, 2010 as compared to the same period in 2009.

FASI

FASI fuel expense increased $0.2 million, or 20.0%, to $1.2 million for the three months ended March 31, 2010 from $1.0 million for the three months ended March 31, 2009.  Fuel expense was 7.3% of FASI operating revenue in the first quarter of 2010 compared to 6.8% in the first quarter of 2009.  FASI fuel expense is significantly higher as a percentage of operating revenue than Forward Air’s fuel expense, as FASI utilizes a higher ratio of Company-employed drivers and Company-owned or leased vehicles in its operations than Forward Air.  The increase in FASI fuel expense was attributable to the increase in average fuel prices during the three months ended March 31, 2010 as compared to the same period in 2009.

Other Operating Expenses

Other operating expenses increased $0.8 million, or 8.9%, to $9.8 million for the three months ended March 31, 2010 from $9.0 million for the three months ended March 31, 2009.  Other operating expenses were 9.1% of consolidated operating revenue for the three months ended March 31, 2010 compared with 9.3% in the same period of 2009.

Forward Air

Other operating expenses increased $0.6 million, or 8.1%, to $8.0 million for the three months ended March 31, 2010 from $7.4 million for the three months ended March 31, 2009.  Other operating expenses were 8.8% of Forward Air operating revenue in the first quarter of 2010 compared to 9.0% in the same period of 2009. The increase in other operating expenses in total dollars was attributable to increases in variable costs, such as dock supplies and vehicle maintenance, as a result of the increased business volumes discussed previously.  Forward Air other operating expenses decreased as percentage of revenue as these variable cost increases were outpaced by the increase in revenue.

FASI

FASI other operating expenses increased $0.2 million, or 12.5%, to $1.8 million for the three months ended March 31, 2010 compared to $1.6 million for the three months ended March 31, 2009.  FASI other operating expenses for the three months ended March 31, 2010 were 11.0% of the segment’s operating revenue compared to 10.8% for the same period in 2009.  The increase as a percentage of revenue is largely attributable to increases in utilities, communications and property and miscellaneous taxes attributable to FASI moving into larger facilities, primarily in Dallas/Fort Worth and Denver.

Impairment of Goodwill and Other Intangible Assets

No impairment charges were incurred during the three months ended March 31, 2010.  Impairment of goodwill and other intangible assets was $7.2 million in the first quarter of 2009.  Impairment of goodwill was 7.5% of consolidated operating revenue for the three months ended March 31, 2009.

Forward Air

No impairment charges were incurred for Forward Air during the three months ended March 31, 2010.  During the three months ended March 31, 2009, Forward Air recorded a $0.2 million charge to write off the net book value of certain truckload and cargo handling customer relationships that had been discontinued during the three months ended March 31, 2009.

FASI

No impairment charges were incurred for FASI during the three months ended March 31, 2010.  However, during the three months ended March 31, 2009, we determined there were indicators of potential impairment of the goodwill assigned to the FASI segment.  This determination was made based on the continuing economic recession, declines in current market valuations and FASI operating losses in excess of expectations.  As a result, we performed an interim impairment test as of March 31, 2009.  Based on the results of the impairment test, we recorded a non-cash goodwill impairment charge of $7.0 million related to the FASI segment during the three months ended March 31, 2009.

Results from Operations

Income from operations for the first quarter of 2010 increased $11.1 million to $6.1 million, or 5.7% as a percentage of consolidated operating revenue. Results from operations for the same period of 2009 were a $5.0 million loss from operations. The loss from operations was 5.2% of consolidated operating revenue for the three months ended March 31, 2009.

Forward Air

Income from operations increased by $3.4 million, or 89.5%, to $7.2 million for the first quarter of 2010 compared with $3.8 million for the same period in 2009.  Income from operations as a percentage of Forward Air operating revenue was 7.9% for the first quarter of 2010 compared with 4.6% for the first quarter of 2009.  The increase in income from operations was primarily the result of the increased revenues discussed above and the resulting positive leverage the additional revenue provides against the fixed costs of the Forward Air network.

FASI

FASI’s loss from operations decreased $7.7 million, or 87.5%, to a $1.1 million loss for the first quarter of 2010 from a $8.8 million loss for the first quarter of 2009.  The decrease in FASI’s loss from operations was primarily driven by the $7.0 million non-cash, goodwill impairment charge included in the results from operations for the first quarter of 2009.  In addition, losses improved during the first quarter of 2010 compared to the first quarter of 2009 due to the increases in revenue and reductions in FASI fixed costs discussed above.

Interest Expense

Interest expense was approximately $0.2 million for the three months ended March 31, 2010 and 2009.  Interest rates and our net borrowings remained consistent during the three months ended March 31, 2010 as compared to the same period in 2009.

Income Taxes

The combined federal and state effective tax rate for the three months ended March 31, 2010 was 42.1% compared to a rate of 40.2% for the three months ended March 31, 2009.  The increase in our effective tax rate is primarily attributable to a $0.1 million increase in reserves for a certain state income tax contingency.

Net Income (Loss)

As a result of the foregoing factors, net earnings increased by $6.5 million, to $3.4 million in net income for the first quarter of 2010 compared to a net loss of $3.1 million for the same period in 2009.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”).  The preparation of financial statements in accordance with GAAP requires our management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes.  Our estimates and assumptions are based on historical experience and changes in the business environment.  However, actual results may differ from estimates under different conditions, sometimes materially.  Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results and require management’s most subjective judgments.  A summary of significant accounting policies is disclosed in Note 1 to the Consolidated Financial Statements included in our 2009 Annual Report on Form 10-K/A. Our critical accounting policies are further described under the caption “Discussion of Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2009 Annual Report on Form 10-K/A.

Impact of Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standard Board (“the FASB”) expanded the disclosure requirements for fair value measurements. The expanded disclosures will require a greater level of disaggregated information and additional disclosures about valuation techniques and inputs to fair value measurements. The amendment will require expanded disclosures on transfers in and out of Level 1 and Level 2 fair values, activity in Level 3 investments and inputs and valuation techniques.  The new disclosure requirements and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure requirements involving activity in Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of the provisions of this amendment required in the first interim period after December 15, 2009 did not have a material impact on our financial statement disclosures.  In addition, the adoption of the provisions of this amendment required for periods beginning after December 15, 2010 is not expected to have a material impact on our financial statement disclosures.

We adopted the FASB’s new guidance regarding subsequent events in the second quarter of 2009.  The FASB’s new guidance establishes the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. The adoption of the new subsequent event guidance did not have a material impact on our financial statements.

In June 2009, the FASB amended rules regarding the transfer and servicing of financial assets and the extinguishment of financial assets.  The amended guidance eliminates the concept of a qualifying special-purpose entity (“QSPE”); clarifies and amends the derecognition criteria for a transfer to be accounted for as a sale; amends and clarifies the unit of account eligible for sale accounting; and requires that a transferor initially be measured at fair value and recognize all assets obtained (for example beneficial interests) and liabilities incurred as a result of a transfer of an entire financial asset or group of financial assets accounted for as a sale. Additionally, on and after the effective date of the amended guidance, existing QSPEs (as defined under previous accounting standards) must be evaluated for consolidation by reporting entities in accordance with the applicable consolidation guidance. The amended guidance requires enhanced disclosures about, among other things, a transferor’s continuing involvement with transfers of financial assets accounted for as sales, the risks inherent in the transferred financial assets that have been retained, and the nature and financial effect of restrictions on the transferor’s assets that continue to be reported in the statement of financial position.  Our adoption of the amended guidance on January 1, 2010, did not have a significant impact on our financial position, results of operations and cash flows.

In June 2009, the FASB amended its rules regarding the consolidation of variable interest entities (“VIE”).  The FASB also amended the guidance governing the determination of whether an enterprise is the primary beneficiary of a VIE, and is, therefore, required to consolidate an entity, by requiring a qualitative analysis rather than a quantitative analysis. The qualitative analysis will include, among other things, consideration of who has the power to direct the activities of the entity that most significantly impact the entity’s economic performance and who has the obligation to absorb losses or the right to receive benefits of the VIE that could potentially be significant to the VIE. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE. Previously, FASB rules required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. QSPEs, which were previously exempt from the application of rules regarding VIE, will be subject to the provisions of these new rules when they become effective.  The amended guidance also requires enhanced disclosures about an enterprise’s involvement with a VIE. We adopted the amended guidance on January 1, 2010, and this adoption did not have a significant impact on our financial position, results of operations and cash flows.

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital expenditures, with cash flows from operations and borrowings under our bank lines of credit. Net cash provided by operating activities totaled approximately $10.2 million for the three months ended March 31, 2010 compared to approximately $16.5 million for the three months ended March 31, 2009. The decrease in cash provided by operating activities is mainly attributable to an $11.2 million reduction in cash provided by accounts receivable partially offset by a $4.7 million reduction in cash used for prepaid assets and accounts payable and a $0.2 million increase in net earnings after consideration of non-cash items. The decrease in cash from accounts receivable is largely attributable to the increase in business volumes during the first quarter of 2010, particularly in March 2010, resulting in revenues that will not be collected until the second quarter of 2010.  The decrease in cash used for settlement of prepaid assets and accounts payable is primarily attributable to timing of payments on various items, such as prepaid insurance premiums.

Net cash used in investing activities was approximately $5.4 million for the three months ended March 31, 2010 compared with approximately $4.7 million used in investing activities during the three months ended March 31, 2009. Investing activities during the three months ended March 31, 2010 consisted primarily of capital expenditures for new tractors and vehicles to replace aging units.  Cash used for investing activities during the three months ended March 31, 2009 included capital expenditures primarily for the Dallas/Fort Worth regional hub that was completed at the beginning of the third quarter of 2009.

Net cash used in financing activities totaled approximately $2.2 million for the three months ended March 31, 2010 compared with approximately $2.6 million used in financing activities during the three months ended March 31, 2009.  Cash used in financing activities for the three months ended March 31, 2010 and 2009 mainly included our quarterly dividend payment and scheduled capital lease payments.

We currently have access to a $100.0 million senior credit facility.  The facility expires in October 2012 and includes an accordion feature, which if approved by our lender, allows for an additional $50.0 million in borrowings on such terms and conditions as set forth in the credit agreement.  Interest rates for advances under the senior credit facility are at LIBOR plus 0.6% to 0.9% based upon covenants related to total indebtedness to earnings.  At March 31, 2010, we had $38.2 million of available borrowing capacity under the senior credit facility, not including the accordion feature, and had utilized $11.8 million of availability for outstanding letters of credit.

During the first quarter of 2010 and 2009, cash dividends of $0.07 per share were declared on common stock outstanding. We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by our Board of Directors.

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

Our exposure to market risk related to our outstanding debt is not significant and has not changed materially since December 31, 2009.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A summary of factors which could affect results and cause results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf, are further described under the caption “Risk Factors” in the Business portion of our 2009 Annual Report on Form 10-K/A. There have been no changes in the nature of these factors since December 31, 2009.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered purchases of shares of our common stock during the three months ended March 31, 2010.

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

Forward Air Corporation
Date: April 29, 2010	By:	/s/ Rodney L. Bell
Rodney L. Bell Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer)

By:	/s/ Michael P. McLean
Michael P. McLean Chief Accounting Officer, Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

No.	Exhibit
3.1	Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999)
3.2	Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3-1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 6, 2009)
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