Form 10-Q
period 2010-06-30
FORWARD AIR CORP
filed 2010-07-29
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2010
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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of July 27, 2010 was 29,012,915.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited).

Forward Air Corporation
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2010	2009 (a)
Assets
Current assets:
Cash	$47,916	$42,035
Accounts receivable, less allowance of $2,019 in 2010 and $1,919 in 2009	63,541	55,720
Other current assets	10,859	9,471
Total current assets	122,316	107,226

Property and equipment	211,696	204,716
Less accumulated depreciation and amortization	82,026	75,990
Total property and equipment, net	129,670	128,726
Goodwill and other acquired intangibles:
Goodwill	43,332	43,332
Other acquired intangibles, net of accumulated amortization of $14,576 in 2010 and $12,281 in 2009	33,554	35,849
Total goodwill and other acquired intangibles	76,886	79,181
Other assets	1,625	1,597
Total assets	$330,497	$316,730

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$9,697	$10,333
Accrued expenses	21,864	18,531
Current portion of debt and capital lease obligations	779	919
Total current liabilities	32,340	29,783

Long-term debt and capital lease obligations, less current portion	51,819	52,169
Other long-term liabilities	6,047	4,485
Deferred income taxes	4,885	5,786

Shareholders’ equity:
Preferred stock	--	--
Common stock, $0.01 par value:
Authorized shares – 50,000,000
Issued and outstanding shares – 28,988,000 in 2010 and 28,950,391 in 2009	290	290
Additional paid-in capital	20,259	16,631
Retained earnings	214,857	207,586
Total shareholders’ equity	235,406	224,507
Total liabilities and shareholders’ equity	$330,497	$316,730

(a) Taken from audited financial statements, which are not presented in their entirety.

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Operating revenue:
Forward Air
Airport-to-airport	$81,741	$65,182	$152,628	$128,240
Logistics	17,160	12,279	31,015	25,473
Other	6,389	5,666	12,264	11,379
Forward Air Solutions
Pool distribution	16,842	16,570	33,201	31,221
Total operating revenue	122,132	99,697	229,108	196,313

Operating expenses:
Purchased transportation
Forward Air
Airport-to-airport	32,501	27,830	61,300	53,983
Logistics	13,071	9,518	23,839	19,798
Other	1,616	1,230	3,108	2,294
Forward Air Solutions
Pool distribution	3,503	3,395	6,945	6,027
Total purchased transportation	50,691	41,973	95,192	82,102
Salaries, wages and employee benefits	33,167	29,187	63,837	58,243
Operating leases	6,252	6,820	12,880	13,809
Depreciation and amortization	5,107	4,823	10,055	9,682
Insurance and claims	2,106	2,223	4,437	4,939
Fuel expense	2,044	1,637	4,102	3,319
Other operating expenses	9,263	8,161	19,048	17,216
Impairment of goodwill and other intangible assets	--	--	--	7,157
Total operating expenses	108,630	94,824	209,551	196,467
Income (loss) from operations	13,502	4,873	19,557	(154)

Other income (expense):
Interest expense	(181)	(150)	(366)	(291)
Other, net	(19)	20	11	(2)
Total other expense	(200)	(130)	(355)	(293)
Income (loss) before income taxes	13,302	4,743	19,202	(447)
Income tax expense (benefit)	5,390	1,899	7,871	(186)
Net income (loss)	$7,912	$2,844	$11,331	$(261)

Net income (loss) per share:
Basic	$0.27	$0.10	$0.39	$(0.01)
Diluted	$0.27	$0.10	$0.39	$(0.01)
Weighted average shares outstanding:
Basic	28,973	28,927	28,962	28,916
Diluted	29,119	28,977	29,093	28,916

Dividends per share:	$0.07	$0.07	$0.14	$0.14
.
The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended
	June 30,	June 30,
	2010	2009
Operating activities:
Net income (loss)	$11,331	$(261)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	10,055	9,682
Impairment of goodwill and other intangible assets	--	7,157
Share-based compensation	3,381	3,415
Gain on sale or disposal of property and equipment	(7)	(12)
Provision for loss (recovery) on receivables	224	(291)
Provision for revenue adjustments	837	1,368
Deferred income taxes	(1,664)	(2,543)
Tax benefit for stock options exercised	(9)	--
Changes in operating assets and liabilities
Accounts receivable	(8,882)	6,091
Prepaid expenses and other current assets	(614)	(359)
Accounts payable and accrued expenses	4,259	(2,852)
Net cash provided by operating activities	18,911	21,395

Investing activities:
Proceeds from disposal of property and equipment	42	217
Purchases of property and equipment	(8,739)	(15,025)
Other	(30)	356
Net cash used in investing activities	(8,727)	(14,452)

Financing activities:
Payments of debt and capital lease obligations	(490)	(773)
Proceeds from exercise of stock options	144	--
Payments of cash dividends	(4,057)	(4,053)
Common stock issued under employee stock purchase plan	91	99
Cash settlement of share-based awards for minimum tax withholdings	--	(237)
Tax benefit for stock options exercised	9	--
Net cash used in financing activities	(4,303)	(4,964)
Net increase in cash	5,881	1,979
Cash at beginning of period	42,035	22,093
Cash at end of period	$47,916	$24,072

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
 (In thousands, except share and per share data)
(Unaudited)
June 30, 2010

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

FASI provides pool distribution services throughout the Mid-Atlantic, Southeast, Midwest and Southwest continental United States.  Pool distribution involves managing high-frequency handling and distribution of time-sensitive product to numerous destinations in specific geographic regions.  FASI’s primary customers for this service are regional and nationwide distributors and retailers, such as mall, strip mall and outlet based retail chains.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company’s operating results are subject to seasonal trends when measured on a quarterly basis, therefore operating results for the three months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and notes thereto included in the Forward Air Corporation Annual Report on Form 10-K/A for the year ended December 31, 2009.

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

In January 2010, the Financial Accounting Standards Board (“the FASB”) expanded the disclosure requirements for fair value measurements. The expanded disclosures will require a greater level of disaggregated information and additional disclosures about valuation techniques and inputs to fair value measurements. The amendment will require expanded disclosures on transfers in and out of Level 1 and Level 2 fair values, activity in Level 3 investments and inputs and valuation techniques.  The new disclosure requirements and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure requirements involving activity in Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of the provisions of this amendment required in the first interim period after December 15, 2009 did not have a material impact on the Company’s financial statement disclosures.  In addition, the adoption of the provisions of this amendment required for periods beginning after December 15, 2010 is not expected to have a material impact on the Company’s financial statement disclosures.

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

Comprehensive income or loss includes any changes in the equity of the Company from transactions and other events and circumstances from non-owner sources. Comprehensive income for the three months ended June 30, 2010 and 2009 was $7,912 and $2,844, respectively.  Comprehensive income (loss) for the six months ended June 30, 2010 and 2009 was $11,331 and $(261), respectively. In each case, the comprehensive results approximated net income (loss).

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

The Company conducted its annual impairment test of goodwill for each reportable segment as of June 30, 2010 and no impairment charges were required.  For the March 31, 2009 and June 30, 2010 goodwill impairment calculations, the Company calculated the fair value of the applicable reportable segments, using a combination of discounted projected cash flows and market valuations for comparable companies as of the valuation date.  The Company's fair value calculations for goodwill are classified within level 3 of the fair value hierarchy as defined in the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“the FASB Codification”).

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements

4.	Goodwill and Long-Lived Assets (continued)

As of June 30, 2010, the carrying value of goodwill related to the Forward Air and FASI segments was $37,926 and $5,406, respectively. Earnings estimated to be generated by the Forward Air segment are expected to continue supporting the carrying value of its goodwill.  The FASI segment is currently facing the challenges of building and expanding a business during difficult economic times.  If these overall economic conditions worsen or continue for an extended period of time, the Company may be required to record an additional impairment charge against the carrying value of goodwill related to the FASI segment.  There were no changes in the carrying amount of goodwill during the three and six months ended June 30, 2010.

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

During 2006, the Company issued non-vested shares to key employees as the form of share-based awards. However, beginning in 2007, the Company elected to issue stock options to key employees. Stock option grants to employees typically expire seven years from the grant date and vest ratably over a three-year period.  Grants of non-vested shares to non-employee directors vest ratably over the elected term to the Board of Directors, or one year.  Share-based compensation for grants of non-vested shares and stock options is based on the grant date fair value of the instrument and is recognized, net of estimated forfeitures, ratably over the requisite service period, or vesting period. The Company estimates forfeitures based upon historical experience.  All share-based compensation expense is recognized in salaries, wages and employee benefits.

Employee Activity

The Company used the Black-Scholes option-pricing model to estimate the grant-date fair value of options granted.  The weighted-average fair value of options granted during the six months ended June 30, 2010 and 2009 was $8.24 and $7.96, respectively. No stock options were granted during the three months ended June 30, 2010 and 2009.    The fair values were estimated using the following weighted-average assumptions:

	Six months ended
	June 30,	June 30,
	2010	2009
Expected dividend yield	1.3%	0.9%
Expected stock price volatility	45.7%	42.3%
Weighted average risk-free interest rate	2.5%	2.0%
Expected life of options (years)	4.5	4.5

During the three months ended June 30, 2010 and 2009, share-based compensation expense for options granted to employees was $1,459 and $1,437, respectively.   The total tax benefit related to the share-based expense for these options for the three months ended June 30, 2010 and 2009, was $372 and $409, respectively.  During the six months ended June 30, 2010 and 2009, share-based compensation expense for options granted to employees was $3,083 and $2,826 respectively.   The total tax benefit related to the share-based expense for these options for the six months ended June 30, 2010 and 2009, was $862 and $800, respectively.    Total compensation cost, net of estimated forfeitures, related to the options not yet recognized in earnings was $5,317 at June 30, 2010. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements

5.	Share-Based Payments (continued)

The following tables summarize the Company’s employee stock option activity and related information for the three and six months ended June 30, 2010:

	Three months ended June 30, 2010
				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Options	Exercise	Value	Contractual
	(000)	Price	(000)	Term
Outstanding at March 31, 2010	3,739	$26
Granted	-	-
Exercised	5	21
Forfeited	2	34
Outstanding at June 30, 2010	3,732	$26	$2,034	4.7
Exercisable at June 30, 2010	2,409	$27	$--	4.0

	Six months ended June 30, 2010
				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Options	Exercise	Value	Contractual
	(000)	Price	(000)	Term
Outstanding at December 31, 2009	3,086	$26
Granted	664	22
Exercised	7	20
Forfeited	11	27
Outstanding at June 30, 2010	3,732	$26	$2,034	4.7
Exercisable at June 30, 2010	2,409	$27	$--	4.0

Share-based compensation expense was $25 and $244 during the three and six months ended June 30, 2009, respectively, for non-vested shares granted to employees during 2006. The total tax benefit related to this share-based expense was $10 and $102 for the three and six months ended June 30, 2009, respectively.  As of December 31, 2009, all shares granted to employees had vested or been forfeited.

Under the 2005 Employee Stock Purchase Plan (the “ESPP”), which has been approved by shareholders, the Company is authorized to issue up to a remaining 443,259 shares of common stock to employees of the Company. These shares may be issued at a price equal to 90% of the lesser of the market value on the first day or the last day of each six-month purchase period. Common stock purchases are paid for through periodic payroll deductions and/or up to two large lump sum contributions. For the three and six months ended June 30, 2010, participants under the plan purchased 3,973 shares at an average price of $22.98 per share. For the three and six months ended June 30, 2009, participants under the plan purchased 5,148 shares at an average price of $19.19 per share. The weighted-average fair value of each purchase right under the ESPP granted for the three and six months ended June 30, 2010, which is equal to the discount from the market value of the common stock at the end of each six month purchase period, was $4.27 per share.  The weighted-average fair value of each purchase right under the ESPP granted for the three and six months ended June 30, 2009, which is equal to the discount from the market value of the common stock at the end of each six month purchase period, was $2.13 per share.   Share-based compensation expense of $17 and $11 was recognized during the three and six months ended June 30, 2010 and 2009, respectively.

Non-employee Director Activity

Share-based compensation expense during the three months ended June 30, 2010 and 2009 was $142 and $162, respectively, for non-vested shares granted to non-employee directors.  The total tax benefit related to this share-based expense was $57 and $67 for the three months ended June 30, 2010 and 2009, respectively.  Share-based compensation expense during the six months ended June 30, 2010 and 2009 was $281 and $334, respectively, for non-vested shares granted to non-employee directors.  The total tax benefit related to this share-based expense was $113 and $139 for the six months ended June 30, 2010 and 2009, respectively.  Total compensation cost, net of estimated forfeitures, related to the non-vested shares granted to non-employee directors not yet recognized

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements

5.	Share-Based Payments (continued)

in earnings was $484 at June 30, 2010.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

In addition to the above activity, each May from 1995 to 2005 options were granted to the non-employee directors of the Company.  The options have terms of ten years and are fully exercisable.  At June 30, 2010, 74,375 options were outstanding and will expire between July 2010 and May 2015.  At June 30, 2010, the weighted average exercise price per share and remaining contractual term were $22 and 2.6 years, respectively.

6.	Senior Credit Facility

On October 10, 2007, the Company entered into a $100,000 senior credit facility. This facility has a term of five years and includes an accordion feature, which allows for an additional $50,000 in borrowings.  However, at this time the Company believes that to access the accordion feature the Company’s lender would require that the interest rates for the senior credit facility be reset to match current market rates. The senior credit facility matures on October 10, 2012.  The Company entered into this larger credit facility in order to fund potential acquisitions, the repurchase of its common stock, and for financing other general business purposes.  Interest rates for advances under the facility are at LIBOR plus 0.6% to 0.9% based upon covenants related to total indebtedness to earnings (0.9% at June 30, 2010). The agreement contains certain covenants and restrictions, none of which are expected to significantly affect the Company’s operations or ability to pay dividends.  No assets are pledged as collateral against the senior credit facility.  As of June 30, 2010, the Company had $50,000 outstanding under the senior credit facility. At June 30, 2010, the Company had utilized $11,804 of availability for outstanding letters of credit and had $38,196 of available borrowing capacity outstanding under the senior credit facility.

7.	Net Income (Loss) Per Share

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2010	2009	2010	2009
Numerator:
Numerator for basic and diluted income (loss) per share - net income (loss)	$7,912	$2,844	$11,331	$(261)

Denominator:
Denominator for basic income (loss) per share - weighted-average shares	28,973	28,927	28,962	28,916
Effect of dilutive stock options and non-vested shares	146	50	131	--
Denominator for diluted income (loss) per share - adjusted weighted-average shares	29,119	28,977	29,093	28,916
Basic income (loss) per share	$0.27	$0.10	$0.39	$(0.01)
Diluted income (loss) per share	$0.27	$0.10	$0.39	$(0.01)

The number of options and non-vested shares that could potentially dilute net earnings per share in the future, but that were not included in the computation of income (loss) per diluted share because to do so would have been anti-dilutive for the periods presented, were approximately 2,659,000 and 2,871,000 at June 30, 2010 and 2009, respectively.

8.	Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states and Canada. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2004.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements

8.	Income Taxes (continued)

During the three and six months ended June 30, 2010, the Company increased its reserves for unrecognized tax benefits and related interest by approximately $83 and $192, respectively.  The increase was related to recent state audit findings that indicated the probable settlement of certain issues could be higher than originally estimated.

For the three and six months ended June 30, 2010 and 2009, the effective income tax rates varied from the statutory federal income tax rate of 35.0%, primarily as a result of the effect of state income taxes, net of the federal benefit and permanent differences between book and tax net income.

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

In February 2010, the Company notified one of FASI’s largest customers that it would cease providing services and conclude the business relationship by July 2, 2010.  During the six months ended June 30, 2010, revenues from this customer were 15.4% of FASI’s operating revenue and 2.3% of the Company’s consolidated operating revenue.  The revenue associated with this customer was low yielding and the projected impact on 2010 operating results from curtailing these services is projected to be minimal.  Receivables from this customer were approximately $629 at June 30, 2010.

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Accounts receivable and accounts payable: The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair value based on their short-term nature.

The Company’s senior credit facility bears interest at LIBOR plus 0.6% to 0.9% based upon covenants related to total indebtedness to earnings.  However, based on the adverse economic conditions experienced throughout 2009, the Company believes its borrowing rate to be favorable to current market rates.  Using interest rate quotes and discounted cash flows, the Company estimated the fair value of its senior credit facility and debt and capital lease obligations as follows:

	June 30, 2010
	Carrying	Fair
	Value	Value
Senior credit facility	$50,000	$48,005
Debt and capital leases	2,598	2,738

The Company's fair value calculations for the above financial instruments are classified within level 3 of the fair value hierarchy as defined in the FASB Codification.

10.	Shareholders' Equity

During the first and second quarters of 2010 and 2009, the Company’s Board of Directors declared a cash dividend of $0.07 per share of common stock.  The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies disclosed in Note 1 to the Consolidated Financial Statements included in the Company’s 2009 Annual Report on Form 10-K/A. Segment data includes intersegment revenues.  Assets and costs of the corporate headquarters are allocated to the segments based on usage.  The Company evaluates the performance of its segments based on net income (loss).  The Company’s business is conducted principally in the U.S. and Canada.

The following tables summarize segment information about net income (loss) and assets used by the chief operating decision maker of the Company in making decisions regarding allocation of assets and resources as of and for the three and six months ended June 30, 2010 and 2009.

	Three months ended June 30, 2010
	Forward Air	FASI	Eliminations	Consolidated
External revenues	$105,290	$16,842	$--	$122,132
Intersegment revenues	288	78	(366)	--
Depreciation and amortization	4,124	983	--	5,107
Stock-based compensation expense	1,523	95	--	1,618
Interest expense	166	15	--	181
Interest income	5	1	--	6
Income tax expense (benefit)	5,664	(274)	--	5,390
Net income (loss)	8,381	(469)	--	7,912
Total assets	331,721	38,475	(39,699)	330,497
Capital expenditures	2,747	566	--	3,313

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements

12.	Segment Reporting (continued)

	Three months ended June 30, 2009
	Forward Air	FASI	Eliminations	Consolidated
External revenues	$83,127	$16,570	$--	$99,697
Intersegment revenues	180	120	(300)	--
Depreciation and amortization	3,893	930	--	4,823
Stock-based compensation expense	1,564	71	--	1,635
Interest expense	123	27	--	150
Interest income	19	2	--	21
Income tax expense (benefit)	2,532	(633)	--	1,899
Net income (loss)	3,173	(329)	--	2,844
Total assets	304,475	39,223	(38,315)	305,383
Capital expenditures	9,652	636	--	10,288

	Six months ended June 30, 2010
	Forward Air	FASI	Eliminations	Consolidated
External revenues	$195,907	$33,201	$--	$229,108
Intersegment revenues	563	145	(708)	--
Depreciation and amortization	8,163	1,892	--	10,055
Stock-based compensation expense	3,178	203	--	3,381
Interest expense	334	32	--	366
Interest income	10	3	--	13
Income tax expense (benefit)	8,565	(694)	--	7,871
Net income (loss)	12,506	(1,175)	--	11,331
Total assets	331,721	38,475	(39,699)	330,497
Capital expenditures	5,398	3,341	--	8,739

	Six months ended June 30, 2009
	Forward Air	FASI	Eliminations	Consolidated
External revenues	$165,092	$31,221	$--	$196,313
Intersegment revenues	372	228	(600)	--
Depreciation and amortization	7,839	1,843	--	9,682
Stock-based compensation expense	3,279	136	--	3,415
Impairment of goodwill and other intangible assets	204	6,953	--	7,157
Interest expense	235	56	--	291
Interest income	38	3	--	41
Income tax expense (benefit)	3,888	(4,074)	--	(186)
Net income (loss)	5,462	(5,723)	--	(261)
Total assets	304,475	39,223	(38,315)	305,383
Capital expenditures	13,875	1,150	--	15,025

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

FASI provides pool distribution services throughout the Mid-Atlantic, Southeast, Midwest and Southwest continental United States.  Pool distribution involves managing high-frequency handling and distribution of time-sensitive product to numerous destinations in specific geographic regions.  Our primary customers for this service are regional and nationwide distributors and retailers, such as mall, strip mall and outlet based retail chains. We service these customers through a network of terminals and service centers located in 19 cities.

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

Trends and Developments

Results from Operations

During the three and six months ended June 30, 2010, we experienced notable increases of 22.5% and 16.7%, respectively, in our consolidated revenues compared to the three and six months ended June 30, 2009.  The increase in revenue is largely attributable to our Forward Air segment which experienced revenue increases of 26.8% and 18.7% during the three and six months ended June 30, 2010, respectively, as compared to the three and six months ended June 30, 2009.  Forward Air revenue increases were driven by the continued improvement of general economic conditions compared to the same periods in 2009 and a general rate increase initiated on May 1, 2010.

FASI revenue increased 1.2% and 6.1% for the three and six months ended June 30, 2010, respectively, compared to the same periods in 2009.  FASI revenue growth as compared to prior periods was not as significant as new business wins were offset by FASI customer losses.  While the customer losses adversely impacted revenue growth for the three and six months ended June 30, 2010 and may continue to mitigate FASI’s revenue growth for the remainder of 2010, the lost revenue was low yielding and the anticipated impact on operating results from curtailing these services is projected to be minimal.  FASI’s loss from operations is largely attributable to depressed retail volumes as FASI’s retail customers have yet to benefit from any economic improvement.

Throughout 2009 declining fuel prices adversely affected our revenues and results of operations as compared to prior periods.  However, in 2010 fuel prices have increased significantly over the same period in 2009.  Our net fuel surcharge revenue is the result of our fuel surcharge rates, which are set weekly using the national average for diesel price per gallon, and the tonnage transiting our network.  The increase in shipping activity combined with the increasing diesel fuel prices have resulted in an increase in our net fuel surcharge revenue.  Total net fuel surcharge revenue increased 105.5% and 81.6% during the three and six months ended June 30, 2010 as compared to the same period in 2009, respectively.

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

In accordance with our accounting policy, we conducted our annual impairment test of goodwill for each reportable segment as of June 30, 2010 and no impairment charges were required.

As of June 30, 2010, the carrying value of goodwill related to our Forward Air and FASI segments was $37.9 million and $5.4 million, respectively. Earnings estimated to be generated related to our Forward Air segment are expected to continue supporting the carrying value of its goodwill. Our FASI segment continues to face the challenges of building and expanding a business during difficult economic times. If these overall economic conditions worsen or continue for an extended period of time, we may be required to record an additional impairment charge against the carrying value of goodwill related to our FASI segment.

Segments

Our operations can be broadly classified into two principal segments:  Forward Air and FASI.

Our Forward Air segment includes our airport-to-airport network, Forward Air Complete, and TLX services as well as our other accessorial related services such as warehousing; customs brokerage; and value-added handling services.

Our FASI segment includes our pool distribution business.

Results of Operations

The following table sets forth our consolidated historical financial data for the three months ended June 30, 2010 and 2009 (in millions):

	Three months ended
	June 30,	June 30,		Percent
	2010	2009	Change	Change
Operating revenue	$122.1	$99.7	$22.4	22.5%
Operating expenses:
Purchased transportation	50.7	42.0	8.7	20.7
Salaries, wages, and employee benefits	33.1	29.2	3.9	13.4
Operating leases	6.3	6.8	(0.5)	(7.4)
Depreciation and amortization	5.1	4.8	0.3	6.3
Insurance and claims	2.1	2.2	(0.1)	(4.6)
Fuel expense	2.0	1.6	0.4	25.0
Other operating expenses	9.3	8.2	1.1	13.4
Total operating expenses	108.6	94.8	13.8	14.6
Income from operations	13.5	4.9	8.6	175.5
Other expense:
Interest expense	(0.2)	(0.2)	--	--
Other, net	--	--	--	--
Total other expense	(0.2)	(0.2)	--	--
Income before income taxes	13.3	4.7	8.6	183.0
Income taxes	5.4	1.9	3.5	184.2
Net income	$7.9	$2.8	$5.1	182.1%

The following table sets forth our historical financial data by segment for the three months ended June 30, 2010 and 2009 (in millions):

	Three months ended
	June 30,	Percent of	June 30,	Percent of		Percent
	2010	Revenue	2009	Revenue	Change	Change
Operating revenue
Forward Air	$105.6	86.5%	$83.3	83.6%	$22.3	26.8%
FASI	16.9	13.8	16.7	16.7	0.2	1.2
Intercompany Eliminations	(0.4)	(0.3)	(0.3)	(0.3)	(0.1)	33.3
Total	122.1	100.0	99.7	100.0	22.4	22.5

Purchased transportation
Forward Air	47.3	44.8	38.7	46.5	8.6	22.2
FASI	3.8	22.5	3.6	21.5	0.2	5.6
Intercompany Eliminations	(0.4)	100.0	(0.3)	100.0	(0.1)	33.3
Total	50.7	41.5	42.0	42.2	8.7	20.7

Salaries, wages and employee benefits
Forward Air	25.4	24.0	21.1	25.3	4.3	20.4
FASI	7.7	45.5	8.1	48.5	(0.4)	(4.9)
Total	33.1	27.1	29.2	29.3	3.9	13.4

Operating leases
Forward Air	4.4	4.2	4.7	5.6	(0.3)	(6.4)
FASI	1.9	11.2	2.1	12.6	(0.2)	(9.5)
Total	6.3	5.2	6.8	6.8	(0.5)	(7.4)

Depreciation and amortization
Forward Air	4.1	3.9	3.9	4.7	0.2	5.1
FASI	1.0	5.9	0.9	5.4	0.1	11.1
Total	5.1	4.2	4.8	4.8	0.3	6.3

Insurance and claims
Forward Air	1.6	1.5	1.7	2.0	(0.1)	(5.9)
FASI	0.5	3.0	0.5	3.0	--	--
Total	2.1	1.7	2.2	2.2	(0.1)	(4.5)

Fuel expense
Forward Air	0.9	0.9	0.7	0.8	0.2	28.6
FASI	1.1	6.5	0.9	5.4	0.2	22.2
Total	2.0	1.6	1.6	1.6	0.4	25.0

Other operating expenses
Forward Air	7.7	7.3	6.7	8.1	1.0	14.9
FASI	1.6	9.5	1.5	9.0	0.1	6.7
Total	9.3	7.6	8.2	8.2	1.1	13.4

Income (loss) from operations
Forward Air	14.2	13.4	5.8	7.0	8.4	144.8
FASI	(0.7)	(4.1)	(0.9)	(5.4)	0.2	(22.2)
Total	$13.5	11.1%	$4.9	4.9%	$8.6	175.5%

The following table presents the components of the Forward Air segment’s operating revenue and purchased transportation for the three months ended June 30, 2010 and 2009 (in millions):

	Three months ended
	June 30,	Percent of	June 30,	Percent of		Percent
	2010	Revenue	2009	Revenue	Change	Change
Forward Air revenue
Airport-to-airport	$81.8	77.5%	$65.3	78.4%	$16.5	25.3%
Logistics	17.4	16.5	12.3	14.8	5.1	41.5
Other	6.4	6.0	5.7	6.8	0.7	12.3
Total	$105.6	100.0%	$83.3	100.0%	$22.3	26.8%

Forward Air purchased transportation
Airport-to-airport	$32.6	39.9%	$27.9	42.7%	$4.7	16.8%
Logistics	13.1	75.3	9.5	77.2	3.6	37.9
Other	1.6	25.0	1.3	22.8	0.3	23.1
Total	$47.3	44.8%	$38.7	46.5%	$8.6	22.2%

Three Months Ended June 30, 2010 compared to Three Months Ended June 30, 2009

Revenues

Operating revenue increased by $22.4 million, or 22.5%, to $122.1 million for the three months ended June 30, 2010 from $99.7 million in the same period of 2009.

Forward Air

Forward Air operating revenue increased $22.3 million, or 26.8%, to $105.6 million from $83.3 million, accounting for 86.5% of consolidated operating revenue for the three months ended June 30, 2010 compared to 83.6% for the same period in 2009.  Airport-to-airport revenue, which is the largest component of our consolidated operating revenue, increased $16.5 million, or 25.3%, to $81.8 million from $65.3 million, accounting for 77.5% of the segment’s operating revenue during the three months ended June 30, 2010 compared to 78.4% for the three months ended June 30, 2009.   Increased tonnage and an increase in our base revenue per pound, excluding net fuel surcharge revenue and Forward Air Complete (“Complete”) revenue, accounted for $11.9 million of the increase in airport-to-airport revenue. Our airport-to-airport business is priced on a per pound basis and the average revenue per pound, excluding the impact of fuel surcharges and Complete, increased 2.1% for the three months ended June 30, 2010 versus the three months ended June 30, 2009. Tonnage that transited our network increased by 18.5% in the three months ended June 30, 2010 compared with the three months ended June 30, 2009.  The increase in tonnage was primarily driven by the improved economic conditions during 2010 and the resulting increase in shipping activity.  Average base revenue per pound increased as a result of a general rate increase that we implemented on May 1, 2010.  The remaining increase in airport-to-airport revenue is the result of increased net fuel surcharge revenue and revenue from our Complete pick-up and delivery service.  Net fuel surcharge revenue increased $2.8 million during the three months ended June 30, 2010 as compared to the three months ended June 30, 2009 in response to increased fuel prices and overall business volumes.  In addition, Complete revenue increased $1.8 million during the three months ended June 30, 2010 compared to the same period of 2009.  The increase in Complete revenue is attributable to an increased attachment rate of the Complete service to our standard airport-to-airport service and the overall improvement in tonnage volumes during the second quarter of 2010 compared to the same period in 2009.

Logistics revenue, which is primarily TLX, increased $5.1 million, or 41.5%, to $17.4 million in the second quarter of 2010 from $12.3 million in the same period of 2009.  TLX revenue, which is priced on a per mile basis, increased $4.5 million as miles driven to support our TLX revenue increased by approximately 29.6% during the three months ended June 30, 2010 compared to the same period in 2009.  Also, TLX average revenue per mile increased approximately 8.2%. The increase in average revenue per mile is mainly attributable to increased fuel surcharges as a result of increased fuel prices and increased yield per mile as the increase in shipping activity has resulted in decreased available truckload capacity and reduced truckload price competition.  The remaining increase in logistics revenue was primarily driven by a $0.6 million increase in other non-mileage based logistic revenues, such as drayage services, which increased in conjunction with the overall increase in TLX business volumes.

Other revenue, which includes warehousing services and terminal handling, accounted for the final component of Forward Air operating revenue. Other revenue increased $0.7 million, or 12.3%, to $6.4 million in the second quarter of 2010 from $5.7 million in the same period of 2009.  The increase in revenue was primarily due to increases in handling and sorting services provided in conjunction with the increase in our airport-to-airport business.

FASI

FASI operating revenue increased $0.2 million, or 1.2%, to $16.9 million for the three months ended June 30, 2010 from $16.7 million for the same period in 2009.  The increase in revenue is the result of various 2009 and 2010 business wins for which service began at various times throughout 2009 and the first half of 2010. These increases were offset by reductions in revenue primarily associated with FASI customer losses and to a lesser extent depressed sales volumes from existing customers.  Our pool distribution business is primarily priced on a per carton or box basis.  With this change in customers, resulting in an overall shift in business mix, volumes decreased over 6.0% while our yield per carton improved almost 8.0%.

Intercompany Eliminations

Intercompany eliminations increased $0.1 million, or 33.3%, to $0.4 million in the second quarter of 2010 from $0.3 million in the same period of 2009.   The intercompany eliminations are the result of truckload and airport-to-airport services Forward Air provided to FASI during the three months ended June 30, 2010.  FASI also provided cartage services to Forward Air.  The increase in intercompany eliminations was the result of increased TLX truckload services provided to FASI.

Purchased Transportation

Purchased transportation increased by $8.7 million, or 20.7%, to $50.7 million in the second quarter of 2010 from $42.0 million in the same period of 2009.  As a percentage of total operating revenue, purchased transportation was 41.5% during the three months ended June 30, 2010 compared to 42.2% for the same period in 2009.

Forward Air

Forward Air’s purchased transportation increased by $8.6 million, or 22.2%, to $47.3 million for the three months ended June 30, 2010 from $38.7 million for the three months ended June 30, 2009. The increase in purchased transportation is primarily attributable to an 18.1% increase in miles driven and a 3.4% increase in the total cost per mile for the second quarter of 2010 versus the same period in 2009. As a percentage of segment operating revenue, Forward Air purchased transportation was 44.8% during the three months ended June 30, 2010 compared to 46.5% for the same period in 2009.

Purchased transportation costs for our airport-to-airport network increased $4.7 million, or 16.8%, to $32.6 million for the three months ended June 30, 2010 from $27.9 million for the three months ended June 30, 2009.  For the three months ended June 30, 2010, purchased transportation for our airport-to-airport network decreased to 39.9% of airport-to-airport revenue from 42.7% for the same period in 2009.  The $4.7 million increase is mostly attributable to a 14.0% increase in miles driven by our network of owner-operators or third party transportation providers and a 2.3% increase in the cost per mile paid to our network of owner-operators or third party transportation providers.  The increase in miles increased purchased transportation by $3.3 million while the increase in cost per mile increased purchased transportation by $0.6 million.  Miles driven by our network of owner-operators or third party transportation providers increased in conjunction with the tonnage increase discussed above.  The cost per mile increase was attributable to increased use of more costly third party transportation providers as additional capacity was required due to the increased tonnage volumes.  The remaining increase was attributable to a $0.8 million increase in third party transportation costs associated with the increased customer utilization of Complete discussed above.

Purchased transportation costs for our logistics revenue increased $3.6 million, or 37.9%, to $13.1 million for the three months ended June 30, 2010 from $9.5 million for the three months ended June 30, 2009. For the three months ended June 30, 2010, logistics’ purchased transportation costs represented 75.3% of logistics revenue versus 77.2% for the three months ended June 30, 2009.  The increase in logistics’ purchased transportation was attributable to a $3.3 million, or 37.8% increase in TLX purchased transportation.  Miles driven to support our TLX revenue increased 29.6% while our TLX cost per mile increased approximately 6.4% during the three months ended June 30, 2010 compared to the same period in 2009.   The increase in cost per mile was mostly attributable to the increased utilization of our more costly third party transportation providers as opposed to our network of owner-operators. The remaining $0.3 million increase in logistics’ purchased transportation costs was attributable to increases in other non-mileage based costs such as drayage services.

Purchased transportation costs related to our other revenue increased $0.3 million, or 23.1%, to $1.6 million for the three months ended June 30, 2010 from $1.3 million for the three months ended June 30, 2009. Other purchased transportation costs as a percentage of other revenue increased to 25.0% of other revenue for the three months ended June 30, 2010 from 22.8% for the same period in 2009.   The increase in other purchased transportation costs as a percentage of other revenue is attributable to the increased use of more costly third party transportation providers, as opposed to Company-employed drivers or our network of owner-operators, to provide the transportation services associated with our other revenues, such as freight and container transfers and other miscellaneous pick-up and delivery services.

FASI

FASI purchased transportation increased $0.2 million, or 5.6%, to $3.8 million for the three months ended June 30, 2010 from $3.6 million for the three months ended June 30, 2009.  FASI purchased transportation as a percentage of revenue was 22.5% for the three months ended June 30, 2010 compared to 21.5% for the three months ended June 30, 2009.  The increase in FASI purchased transportation as a percentage of revenue is attributable to our efforts to shift FASI to a more variable cost model by increasing the use of owner-operators as opposed to Company-employed drivers.

Intercompany Eliminations

Intercompany eliminations increased $0.1 million, or 33.3%, to $0.4 million in the second quarter of 2010 from $0.3 million in the same period of 2009.  The intercompany eliminations are the result of truckload and airport-to-airport services Forward Air provided to FASI during the three months ended June 30, 2010.  FASI also provided cartage services to Forward Air.  The increase in intercompany eliminations was the result of increased TLX truckload services provided to FASI.

Salaries, Wages, and Benefits

Salaries, wages and employee benefits increased by $3.9 million, or 13.4%, to $33.1 million in the second quarter of 2010 from $29.2 million in the same period of 2009.  As a percentage of total operating revenue, salaries, wages and employee benefits was 27.1% during the three months ended June 30, 2010 compared to 29.3% for the same period in 2009.

Forward Air

Salaries, wages and employee benefits of Forward Air increased by $4.3 million, or 20.4%, to $25.4 million in the second quarter of 2010 from $21.1 million in the same period of 2009.  Salaries, wages and employee benefits were 24.0% of Forward Air’s operating revenue in the second quarter of 2010 compared to 25.3% for the same period of 2009. The $4.3 million increase in salaries, wages, and benefits is driven by increased accruals for employee incentive, loss development reserves for workers’ compensation claims, health insurance claims and increased variable wages.  Employee incentives increased $2.1 million on achievement of quarterly performance goals and progress towards annual senior executive goals for the three months ended June 30, 2010.  Workers’ compensation claims increased $0.1 million on increases in loss development reserves associated with prior period claims.  Health insurance claims increased $0.4 million primarily as a result of a small number of individually large medical claims that reached our self-insured limits.  The remaining $1.7 million increase is associated with increased variable wages, primarily dock employees, which increased in conjunction with the increased business volumes discussed above.

FASI

FASI salaries, wages and employee benefits decreased $0.4 million, or 4.9%, to $7.7 million for the three months ended June 30, 2010 compared to $8.1 million for the three months ended June 30, 2009.  As a percentage of FASI operating revenue, salaries, wages and benefits decreased to 45.5% for the three months ended June 30, 2010 compared to 48.5% for the same period in 2009.  The decrease in salaries, wages and employee benefits as a percentage of revenue is the result of reduced dock wages, Company-employed driver pay, and administrative salaries.  During the second quarter of 2010 we reduced our dock wages by 2.0% as a percentage of revenue compared to the same period in 2009.  The improvement in dock wages is largely the result of efficiencies gained by installing conveyor systems in our larger facilities and replacing contract labor with Company-employed dock personnel.  We also reduced driver pay by 1.8% as a percentage of revenue as wherever feasible we continue to shift away from Company-employed drivers to a more variable cost structure via a network of owner-operators.  To further reduce FASI’s fixed cost structure, at the end of the second quarter of 2009, we reduced administrative headcount and as a result we reduced administrative pay during the second quarter of 2010 by 1.1% as a percentage of revenue compared to the second quarter of 2009.     In addition, workers’ compensation claims decreased 1.0% as a percentage of revenue mainly due to the second quarter of 2009 including a larger increase to FASI’s loss development reserves than the second quarter of 2010 resulting from an actuarial analysis of our workers’ compensation claims.

Offsetting these improvements in FASI salaries, wages and benefits were increases in health insurance claims and share-based compensation.  Health insurance claims increased almost $0.5 million, or 2.7% as a percentage of revenue, resulting from a small number of individually large medical claims that reached our self-insured limits.  Also, share-based compensation increased 0.2% as a percentage of revenue due to share-based awards granted to key FASI employees during the first quarter of 2010.

Operating Leases

Operating leases decreased by $0.5 million, or 7.4%, to $6.3 million in the second quarter of 2010 from $6.8 million in the same period of 2009.  Operating leases, the largest component of which is facility rent, were 5.2% of consolidated operating revenue for the three months ended June 30, 2010 compared with 6.8% in the same period of 2009.

Forward Air

Operating leases decreased $0.3 million, or 6.4%, to $4.4 million in the second quarter of 2010 from $4.7 million in the same period of 2009.  Operating leases were 4.2% of Forward Air operating revenue for the three months ended June 30, 2010 compared with 5.6% in the same period of 2009.  Our new regional hub in Dallas/Fort Worth was completed at the beginning of the third quarter of 2009.  In conjunction with the opening of this facility we were able to move out of the previously leased facilities and reduce operating lease expense by approximately $0.3 million during the three months ended June 30, 2010 compared to the three months ended June 30, 2009.

FASI

FASI operating lease expense decreased $0.2 million, or 9.5%, to $1.9 million for the three months ended June 30, 2010 from $2.1 million for the same period in 2009.  Approximately $0.1 million of the decrease was attributable to lower facility rent due to the consolidation of duplicate facilities after our 2008 acquisitions.  The remaining $0.1 million decrease is the result of reduced vehicle lease expense as we turn in leased or rented vehicles assumed in conjunction with our 2008 acquisitions.

Depreciation and Amortization

Depreciation and amortization increased $0.3 million, or 6.3%, to $5.1 million in the second quarter of 2010 from $4.8 million in the same period of 2009.  Depreciation and amortization was 4.2% of consolidated operating revenue for the three months ended June 30, 2010 compared with 4.8% in the same period of 2009.

Forward Air

Depreciation and amortization increased $0.2 million, or 5.1%, to $4.1 million in the second quarter of 2010 from $3.9 million in the same period of 2009.  Depreciation and amortization expense as a percentage of Forward Air operating revenue was 3.9% in the second quarter of 2010 compared to 4.7% in the same period of 2009.  Approximately $0.1 million of the increase in depreciation is attributable to increased depreciation related to the completion of the Company-owned Dallas/Fort Worth regional hub at the beginning of the third quarter of 2009.  The remaining $0.1 million increase is primarily due to various leasehold improvements to existing facilities.

FASI

FASI depreciation and amortization increased $0.1 million, or 11.1%, to $1.0 million for the three months ended June 30, 2010 from $0.9 million for the same period in 2009.  Depreciation and amortization expense as a percentage of FASI operating revenue was 5.9% in the second quarter of 2010 compared to 5.4% in the same period of 2009.   The $0.1 million increase is attributable to an allocation of depreciation expense for FASI’s proportionate usage of the Dallas/Fort Worth regional hub.

Insurance and Claims

Insurance and claims expense decreased $0.1 million, or 4.5%, to $2.1 million for the three months ended June 30, 2010 from $2.2 million for the three months ended June 30, 2009.  Insurance and claims were 1.7% of consolidated operating revenue for the three months ended June 30, 2010 compared with 2.2% for the same period in 2009.

Forward Air

The $0.1 million, or 5.9%, decrease in insurance and claims for the second quarter of 2010 compared to the second quarter of 2009 is mainly attributable to the second quarter of 2010 including a $0.2 million reduction in our vehicle loss development reserves based on a mid-year actuarial analysis of our vehicle claims.  The $0.2 million reduction was partially offset by a $0.1 million increase in legal fees associated with vehicle accident and cargo claims for the second quarter of 2010 compared to the same period in 2009.

FASI

FASI insurance and claims was $0.5 million and 3.0% of revenues for the three months ended June 30, 2010 and 2009.

Fuel Expense

Fuel expense increased $0.4 million, or 25.0%, to $2.0 million in the second quarter of 2010 from $1.6 million in the same period of 2009.  Fuel expense was 1.6% of consolidated operating revenue for the three months ended June 30, 2010 and 2009.

Forward Air

Fuel expense was 0.9% of Forward Air operating revenue in the second quarter of 2010 compared to 0.8% in the same period of 2009. The $0.2 million, or 28.6%, increase was primarily due to a significant increase in average fuel prices during the three months ended June 30, 2010 as compared to the same period in 2009.

FASI

FASI fuel expense increased $0.2 million, or 22.2%, to $1.1 million in the second quarter of 2010 from $0.9 million in the same period of 2009.  Fuel expenses were 6.5% of FASI operating revenue in the second quarter of 2010 compared to 5.4% in the second quarter of 2009.  FASI fuel expense is significantly higher as a percentage of operating revenue than Forward Air’s fuel expense, as FASI utilizes a higher ratio of Company-employed drivers and Company-owned or leased vehicles in its operations than Forward Air.  The increase in FASI fuel expense was attributable to the increase in average fuel prices net of reductions in Company-employed drivers during the three months ended June 30, 2010 as compared to the same period in 2009.

Other Operating Expenses

Other operating expenses increased $1.1 million, or 13.4%, to $9.3 million in the second quarter of 2010 from $8.2 million in the same period of 2009.  Other operating expenses were 7.6% of consolidated operating revenue for the three months ended June 30, 2010 compared with 8.2% in the same period of 2009.

Forward Air

Other operating expenses increased $1.0 million, or 14.9%, to $7.7 million during the three months ended June 30, 2010 from $6.7 million in the same period of 2009.  Other operating expenses were 7.3% of Forward Air operating revenue in the second quarter of 2010 compared to 8.1% in the same period of 2009.  The increase in other operating expenses in total dollars was attributable to increases in variable costs, such as dock supplies, vehicle maintenance and tolls, as a result of the increased business volumes discussed previously.  Forward Air other operating expenses decreased as percentage of revenue as these variable cost increases were outpaced by the increase in revenue.

FASI

FASI other operating expenses increased $0.1 million, or 6.7%, to $1.6 million for the three months ended June 30, 2010 compared to $1.5 million for the same period in 2009.  FASI other operating expenses for the second quarter of 2010 were 9.5% of the segment’s operating revenue compared to 9.0% for the same period in 2009.  The $0.1 million increase is attributable to the operating expenses for the second quarter of 2009 including the benefit of a $0.1 million reduction to FASI’s bad debt reserves.  A similar reduction did not take place in the second quarter of 2010.

Results from Operations

Income from operations increased by $8.6 million to $13.5 million for the second quarter of 2010 compared to $4.9 million in the same period of 2009. Income from operations was 11.1% of consolidated operating revenue for the three months ended June 30, 2010 compared with 4.9% in the same period of 2009.

Forward Air

Income from operations increased by $8.4 million to $14.2 million for the second quarter of 2010 compared with $5.8 million for the same period in 2009.  Income from operations as a percentage of Forward Air operating revenue was 13.4% for the three months ended June 30, 2010 compared with 7.0% in the same period of 2009.  The increase in income from operations was primarily the result of the increased revenue discussed previously and the resulting positive leverage the additional revenue provides against the fixed costs of the Forward Air network.

FASI

FASI’s loss from operations decreased approximately $0.2 million, or 22.2%, to a $0.7 million loss for the three months ended June 30, 2010 from a $0.9 million loss for the three months ended June 30, 2009.  The decrease in FASI’s loss from operations was primarily driven by the operating efficiencies reflected in the decreases to salaries, wages and benefits and the net reduction of fixed costs between operating leases and depreciation and amortization.  These improvements were offset by increased fuel prices and health insurance claims.

Interest Expense

Interest expense was approximately $0.2 million for the three months ended June 30, 2010 and 2009.  Interest rates and our net borrowings remained consistent during the three months ended June 30, 2010 as compared to the same period in 2009.

Other, Net

Other, net was expense of less than $0.1 million for the three months ended June 30, 2010 and 2009.

Income Taxes

The combined federal and state effective tax rate for the second quarter of 2010 was 40.5% compared to a rate of 40.0% for the same period in 2009.  The increase in our effective tax rate is primarily attributable to a $0.1 million increase in reserves for certain state income tax contingencies.

Net Income

As a result of the foregoing factors, net income increased by $5.1 million, to $7.9 million for the second quarter of 2010 compared to $2.8 million for the same period in 2009.

Results of Operations

The following table sets forth our consolidated historical financial data for the six months ended June 30, 2010 and 2009 (in millions):

	Six months ended
	June 30,	June 30,		Percent
	2010	2009	Change	Change
Operating revenue	$229.1	$196.3	$32.8	16.7%
Operating expenses:
Purchased transportation	95.2	82.1	13.1	16.0
Salaries, wages, and employee benefits	63.8	58.2	5.6	9.6
Operating leases	12.9	13.8	(0.9)	(6.5)
Depreciation and amortization	10.1	9.7	0.4	4.1
Insurance and claims	4.4	4.9	(0.5)	(10.2)
Fuel expense	4.1	3.3	0.8	24.2
Other operating expenses	19.0	17.2	1.8	10.5
Impairment of goodwill and other intangible assets	--	7.2	(7.2)	NM
Total operating expenses	209.5	196.4	13.1	6.7
Income (loss) from operations	19.6	(0.1)	19.7	NM
Other expense:
Interest expense	(0.4)	(0.3)	(0.1)	33.3
Other, net	--	--	--	--
Total other expense	(0.4)	(0.3)	(0.1)	33.3
Income (loss) before income taxes	19.2	(0.4)	19.6	NM
Income taxes	7.9	(0.1)	8.0	NM
Net income (loss)	$11.3	$(0.3)	$11.6	NM %

NM - Not Meaningful

The following table sets forth our historical financial data by segment for the six months ended June 30, 2010 and 2009 (in millions):

	Six months ended
	June 30,	Percent of	June 30,	Percent of		Percent
	2010	Revenue	2009	Revenue	Change	Change
Operating revenue
Forward Air	$196.5	85.8%	$165.5	84.3%	$31.0	18.7%
FASI	33.3	14.5	31.4	16.0	1.9	6.1
Intercompany Eliminations	(0.7)	(0.3)	(0.6)	(0.3)	(0.1)	16.7
Total	229.1	100.0	196.3	100.0	32.8	16.7

Purchased transportation
Forward Air	88.3	44.9	76.2	46.1	12.1	15.9
FASI	7.5	22.5	6.4	20.4	1.1	17.2
Intercompany Eliminations	(0.6)	85.7	(0.5)	83.3	(0.1)	20.0
Total	95.2	41.6	82.1	41.8	13.1	16.0

Salaries, wages and employee benefits
Forward Air	48.7	24.8	42.5	25.7	6.2	14.6
FASI	15.1	45.4	15.7	50.0	(0.6)	(3.8)
Total	63.8	27.8	58.2	29.7	5.6	9.6

Operating leases
Forward Air	8.8	4.5	9.5	5.7	(0.7)	(7.4)
FASI	4.1	12.3	4.3	13.7	(0.2)	(4.7)
Total	12.9	5.6	13.8	7.0	(0.9)	(6.5)

Depreciation and amortization
Forward Air	8.2	4.2	7.9	4.8	0.3	3.8
FASI	1.9	5.7	1.8	5.7	0.1	5.6
Total	10.1	4.4	9.7	4.9	0.4	4.1

Insurance and claims
Forward Air	3.5	1.8	4.0	2.4	(0.5)	(12.5)
FASI	0.9	2.7	0.9	2.9	--	--
Total	4.4	1.9	4.9	2.5	(0.5)	(10.2)

Fuel expense
Forward Air	1.8	0.9	1.5	0.9	0.3	20.0
FASI	2.3	6.9	1.8	5.7	0.5	27.8
Total	4.1	1.8	3.3	1.7	0.8	24.2

Other operating expenses
Forward Air	15.8	8.0	14.1	8.5	1.7	12.1
FASI	3.3	9.9	3.2	10.2	0.1	3.1
Intercompany Eliminations	(0.1)	14.3	(0.1)	16.7	--	--
Total	19.0	8.3	17.2	8.8	1.8	10.5

Impairment of goodwill and other intangible assets
Forward Air	--	--	0.2	0.1	(0.2)	NM
FASI	--	--	7.0	22.3	(7.0)	NM
Total	--	--	7.2	3.7	(7.2)	NM

Income (loss) from operations
Forward Air	21.4	10.9	9.6	5.8	11.8	122.9
FASI	(1.8)	(5.4)	(9.7)	(30.9)	7.9	(81.4)
Total	$19.6	8.6%	$(0.1)	(0.1)%	$19.7	NM %

NM - Not Meaningful

The following table presents the components of the Forward Air segment’s operating revenue and purchased transportation for the six months ended June 30, 2010 and 2009 (in millions):

	Six months ended
	June 30,	Percent of	June 30,	Percent of		Percent
	2010	Revenue	2009	Revenue	Change	Change
Forward Air revenue
Airport-to-airport	$152.9	77.8%	$128.5	77.6%	$24.4	19.0%
Logistics	31.3	15.9	25.6	15.5	5.7	22.3
Other	12.3	6.3	11.4	6.9	0.9	7.9
Total	$196.5	100.0%	$165.5	100.0%	$31.0	18.7%

Forward Air purchased transportation
Airport-to-airport	$61.4	40.2%	$54.1	42.1%	$7.3	13.5%
Logistics	23.8	76.0	19.8	77.3	4.0	20.2
Other	3.1	25.2	2.3	20.2	0.8	34.8
Total	$88.3	44.9%	$76.2	46.1%	$12.1	15.9%

Six months Ended June 30, 2010 compared to Six months Ended June 30, 2009

Revenues

Operating revenue increased by $32.8 million, or 16.7%, to $229.1 million for the six months ended June 30, 2010 from $196.3 million in the same period of 2009.

Forward Air

Forward Air operating revenue increased $31.0 million, or 18.7%, to $196.5 million from $165.5 million, accounting for 85.8% of consolidated operating revenue for the six months ended June 30, 2010 compared to 84.3% for the same period in 2009. Airport-to-airport revenue, which is the largest component of our consolidated operating revenue, increased $24.4 million, or 19.0%, to $152.9 million from $128.5 million, accounting for 77.8% of the segment’s operating revenue during the six months ended June 30, 2010 compared to 77.6% for the six months ended June 30, 2009.  Increased tonnage net of a decrease in our base revenue per pound, excluding net fuel surcharge revenue and Forward Air Complete (“Complete”) revenue, accounted for $16.0 million of the increase in airport-to-airport revenue. Our airport-to-airport business is priced on a per pound basis and the average revenue per pound, excluding the impact of fuel surcharges and Complete, decreased 1.0% for the six months ended June 30, 2010 versus the six months ended June 30, 2009. Tonnage that transited our network increased by 15.3% in the six months ended June 30, 2010 compared with the six months ended June 30, 2009.  The increase in tonnage was primarily driven by the improved economic conditions during 2010 and the resulting increase in shipping activity.  Average base revenue per pound decreased primarily as a result of the increased pricing competition experienced during the second half of 2009, which was driven by the economic recession experienced throughout 2009.  However, for the six months ended June 30, 2010 the pricing erosion from the recession was partially mitigated by the general rate increase we implemented on May 1, 2010.  The remaining increase in airport-to-airport revenue is the result of increased net fuel surcharge revenue and increased revenue from our Complete pick-up and delivery service.  Net fuel surcharge revenue increased $4.4 million during the six months ended June 30, 2010 as compared to the six months ended June 30, 2009 in response to increased fuel prices and overall business volumes.  In addition, Complete revenue increased $4.0 million during the six months ended June 30, 2010 compared to the same period of 2009.  The increase in Complete revenue is attributable to an increased attachment rate of the Complete service to our standard airport-to-airport service and the overall improvement in tonnage volumes during the six months ended June 30, 2010 compared to the same period in 2009.

Logistics revenue, which is primarily TLX, increased $5.7 million, or 22.3%, to $31.3 million for the six months ended June 30, 2010 from $25.6 million for the six months ended June 30, 2009.  TLX revenue, which is priced on a per mile basis, increased $5.3 million and 23.2% for the six months ended June 30, 2010 as compared to the same period in 2009.  TLX revenue increase was primarily the result of a 17.4% increase in miles driven to support our TLX revenue during the six months ended June 30, 2010 as compared to the same period in 2009.  TLX average revenue per mile also increased approximately 4.9% during the six months ended June 30, 2010 compared to the six months ended June 30, 2009.  Similar to our airport-to-airport service, TLX miles increased in conjunction with the improving economy and the resulting increase in shipping activity.  The increase in average revenue per mile is mainly attributable to increased fuel surcharges as a result of increased fuel prices during the six months ended June 30, 2010 compared to the same period in 2009.  The remaining $0.4 million increase in logistics revenue was attributable to increases in other non-mileage based logistic revenues.  The increase in non-mileage based services was in conjunction with the improvement in TLX business volumes.

Other revenue, which includes warehousing services and terminal handling, accounts for the final component of Forward Air operating revenue. Other revenue increased $0.9 million, or 7.9%, to $12.3 million during the six months ended June 30, 2010 from $11.4 million in the same period of 2009.  The increase in revenue was primarily due to increases in handling and sorting services provided in conjunction with the increase in our airport-to-airport business.

FASI

FASI operating revenue increased $1.9 million, or 6.1%, to $33.3 million for the six months ended June 30, 2010 from $31.4 million for the same period in 2009.  The increase in revenue is the result of various 2009 and 2010 business wins for which service began at various times throughout 2009 and the first half of 2010.  These increases were partially mitigated by FASI customer losses.

Intercompany Eliminations

Intercompany eliminations increased $0.1 million, or 16.7%, to $0.7 million for the six months ended June 30, 2010 from $0.6 million during the six months ended June 30, 2009.  The intercompany eliminations are the result of truckload and airport-to-airport services Forward Air provided to FASI during the six months ended June 30, 2010.  FASI also provided cartage services to Forward Air.  The increase in intercompany eliminations was the result of increased TLX truckload services provided to FASI.

Purchased Transportation

Purchased transportation increased by $13.1 million, or 16.0%, to $95.2 million for the six months ended June 30, 2010 from $82.1 million in the same period of 2009.  As a percentage of total operating revenue, purchased transportation was 41.6% during the six months ended June 30, 2010 compared to 41.8% for the same period in 2009.

Forward Air

Forward Air’s purchased transportation increased by $12.1 million, or 15.9%, to $88.3 million for the six months ended June 30, 2010 from $76.2 million for the six months ended June 30, 2009. The increase in purchased transportation is primarily attributable to a 12.4% increase in miles and a 3.1% increase in the total cost per mile for the six months ended June 30, 2010 versus the same period in 2009. As a percentage of segment operating revenue, Forward Air purchased transportation was 44.9% during the six months ended June 30, 2010 compared to 46.1% for the same period in 2009.

Purchased transportation costs for our airport-to-airport network increased $7.3 million, or 13.5%, to $61.4 million for the six months ended June 30, 2010 from $54.1 million for the six months ended June 30, 2009.  For the six months ended June 30, 2010, purchased transportation for our airport-to-airport network decreased to 40.2% of airport-to-airport revenue from 42.1% for the same period in 2009.  The increase in airport-to-airport purchased transportation was attributable to a 10.5% increase in miles driven by our network of owner-operators or third party transportation providers and a 0.8% increase in the cost per mile paid to our network of owner-operators or third party transportation providers.  The increase in miles increased purchased transportation by $4.9 million while the increase in cost per mile increased purchased transportation by $0.4 million.  Miles driven by our network of owner-operators or third party transportation providers increased in conjunction with the tonnage increase discussed above.  The 0.8% increase in airport-to-airport cost per mile was the result of increased utilization of more costly third party transportation providers as opposed to our network of owner-operators.  In addition to these changes, airport-to-airport purchased transportation increased $2.0 million for third party transportation costs associated with the increased customer utilization of Complete.

Purchased transportation costs for our logistics revenue increased $4.0 million, or 20.2%, to $23.8 million for the six months ended June 30, 2010 from $19.8 million for the six months ended June 30, 2009. For the six months ended June 30, 2010, logistics’ purchased transportation costs represented 76.0% of logistics revenue versus 77.3% for the six months ended June 30, 2009.  The increase in logistics’ purchased transportation was attributable to a $3.9 million, or 21.4% increase in TLX purchased transportation.  Miles driven to support our TLX revenue increased 17.4% and our cost per mile increased approximately 3.3% during the six months ended June 30, 2010 compared to the same period in 2009.   The increase in cost per mile was mostly attributable to the increased utilization of our more costly third party transportation providers as opposed to our network of owner-operators.  Other non-mileage based logistics' purchased transportation costs increased $0.1 million during the six months ended June 30, 2010 compared to the same period in 2009.

Purchased transportation costs related to our other revenue increased $0.8 million, or 34.8%, to $3.1 million for the six months ended June 30, 2010 from $2.3 million for the six months ended June 30, 2009. Other purchased transportation costs as a percentage of other revenue increased to 25.2% of other revenue for the six months ended June 30, 2010 from 20.2% for the same period in 2009.   The increase in other purchased transportation costs as a percentage of other revenue is attributable to the increased use of more costly third party transportation providers, as opposed to Company-employed drivers or our network of owner-operators, to provide the transportation services associated with our other revenues, such as freight and container transfers and other miscellaneous pick-up and delivery services.

FASI

FASI purchased transportation costs increased $1.1 million, or 17.2%, to $7.5 million for the six months ended June 30, 2010 from $6.4 million for the six months ended June 30, 2009.  FASI purchased transportation as a percentage of revenue was 22.5% for the six months ended June 30, 2010 compared to 20.4% for the six months ended June 30, 2009.  The increase in FASI purchased transportation as a percentage of revenue is attributable to our efforts to shift FASI to a more variable cost model by increasing the use of owner-operators as opposed to Company-employed drivers.

Intercompany Eliminations

Intercompany eliminations increased $0.1 million, or 20.0%, to $0.6 million for the six months ended June 30, 2010 from $0.5 million for the six months ended June 30, 2009.  The intercompany eliminations are the result of truckload and airport-to-airport services Forward Air provided to FASI during the six months ended June 30, 2010.  FASI also provided cartage services to Forward Air.  The increase in intercompany eliminations was the result of increased TLX truckload services provided to FASI.

Salaries, Wages, and Benefits

Salaries, wages and employee benefits increased by $5.6 million, or 9.6%, to $63.8 million for the six months ended June 30, 2010 from $58.2 million for the six months ended June 30, 2009.  As a percentage of total operating revenue, salaries, wages and employee benefits was 27.8% during the six months ended June 30, 2010 compared to 29.7% for the same period in 2009.

Forward Air

Salaries, wages and employee benefits of Forward Air increased by $6.2 million, or 14.6%, to $48.7 million for the six months ended June 30, 2010 from $42.5 million for the six months ended June 30, 2009.  Salaries, wages and employee benefits were 24.8% of Forward Air’s operating revenue for the six months ended June 30, 2010 compared to 25.7% for the same period of 2009.  The $6.2 million increase in salaries, wages, and benefits is driven by increases in employee incentives, loss development reserves associated with workers’ compensation claims, health insurance claims and variable wages.  Employee incentives increased $3.3 million on achievement of quarterly performance goals and progress towards annual senior executive goals for the six months ended June 30, 2010.  Workers’ compensation claims increased $0.7 million on increases in loss development reserves associated with prior period claims.  Health insurance claims increased $0.6 million primarily as a result of a small number of individually large medical claims that reached our self-insured limits.  The remaining $1.6 million increase is associated with increased variable wages, primarily dock employees, which increased in conjunction with the increased business volumes discussed above.

FASI

Salaries, wages and employee benefits of FASI decreased by $0.6 million, or 3.8%, to $15.1 million for the six months ended June 30, 2010 from $15.7 million in the same period of 2009.  Salaries, wages and employee benefits were 45.4% of FASI’s operating revenue for the six months ended June 30, 2010 compared to 50.0% for the same period of 2009.  FASI salary, wages and employee benefits are higher as a percentage of operating revenue than our Forward Air segment, as a larger percentage of the transportation services are performed by Company-employed drivers as opposed to owner-operators.  The decrease in salaries, wages and employee benefits as a percentage of revenue is attributable to reduced Company-employed driver pay, administrative salaries and dock wages.  As noted above, to move FASI to a more variable cost structure, we are in the process of shifting, wherever feasible, from Company-employed drivers to a network of owner-operators.  As a result, we reduced pay to Company-employed drivers by 2.5% as a percentage of revenue.  To further reduce FASI’s fixed cost structure, at the end of the second quarter of 2009, we reduced administrative headcounts and as a result we reduced administrative pay by 1.4% as a percentage of revenue for the six months ended June 30, 2010 compared to the same period in 2009.  Also, contributing to the reduction of FASI salaries, wages and employee benefits as a percentage of revenue, dock wages decreased 0.7% as a percentage of revenue primarily due to efforts to replace more costly and less efficient contract labor with Company-employed dock personnel.

Operating Leases

Operating leases decreased by $0.9 million, or 6.5%, to $12.9 million for the six months ended June 30, 2010 from $13.8 million for the six months ended June 30, 2009.  Operating leases, the largest component of which is facility rent, were 5.6% of consolidated operating revenue for the six months ended June 30, 2010 compared with 7.0% for the six months ended June 30, 2009.

Forward Air

Operating leases decreased $0.7 million, or 7.4%, to $8.8 million for the six months ended June 30, 2010 from $9.5 million for the six months ended June 30, 2009.  Operating leases were 4.5% of Forward Air operating revenue for the six months ended June 30, 2010 compared with 5.7% in the same period of 2009.  Our new regional hub in Dallas/Fort Worth was completed at the beginning of the third quarter of 2009.  In conjunction with the opening of this facility we were able to move out of the previously leased facilities and reduce operating lease expense by approximately $0.7 million during the six months ended June 30, 2010 compared to the six months ended June 30, 2009.

FASI

FASI operating lease expense decreased $0.2 million, or 4.7%, to $4.1 million for the six months ended June 30, 2010 from $4.3 million for the same period in 2009.  Approximately $0.2 million of the decrease was attributable to lower facility rent due to the consolidation of duplicate facilities after our 2008 acquisitions.

Depreciation and Amortization

Depreciation and amortization increased $0.4 million, or 4.1%, to $10.1 million for the six months ended June 30, 2010 from $9.7 million for the six months ended June 30, 2009.  Depreciation and amortization was 4.4% of consolidated operating revenue for the six months ended June 30, 2010 compared with 4.9% in the same period of 2009.

Forward Air

Depreciation and amortization increased $0.3 million, or 3.8%, to $8.2 million for the six months ended June 30, 2010 from $7.9 million for the six months ended June 30, 2009.  Depreciation and amortization expense as a percentage of Forward Air operating revenue was 4.2% for the six months ended June 30, 2010 compared to 4.8% for the six months ended June 30, 2009.  Approximately $0.2 million of the increase in depreciation is attributable to increased depreciation related to the completion of the Company-owned Dallas/Fort Worth regional hub at the beginning of the third quarter of 2009.  The remaining $0.1 million increase is primarily due to various leasehold improvements to existing facilities.

FASI

FASI depreciation and amortization increased $0.1 million, or 5.6%, to $1.9 million for the six months ended June 30, 2010 from $1.8 million for the six months ended June 30, 2009.  Depreciation and amortization expense as a percentage of FASI operating revenue was 5.7% for the six months ended June 30, 2010 and 2009.  The $0.1 million increase is attributable to an allocation of depreciation expense for FASI’s proportionate usage of the Dallas/Fort Worth regional hub.

Insurance and Claims

Insurance and claims expense decreased $0.5 million, or 10.2%, to $4.4 million for the six months ended June 30, 2010 from $4.9 million for the six months ended June 30, 2009.  Insurance and claims were 1.9% of consolidated operating revenue for the six months ended June 30, 2010 compared with 2.5% for the six months ended June 30, 2009.

Forward Air

Insurance and claims was 1.8% of Forward Air operating revenue for the six months ended June 30, 2010, compared with 2.4% for the six months ended June 30, 2009.  The $0.5 million, or 12.5%, decrease is driven by reductions in insurance premiums, loss development reserves and cargo claims.   Insurance premiums decreased $0.3 million during the first half of 2010 as a result of the decreased number of our owner-operators in our network during the first half of 2010 compared to the first half of 2009.  The reduction in units was a result of fleet reductions that we experienced during the economic recession in 2009.  In addition, during the six months ended June 30, 2010 we reduced our vehicle loss development reserves by $0.2 million based on a mid-year actuarial analysis of our vehicle claims.   Cargo claims have also decreased $0.1 million as 2009 included a significant individual cargo claim.  These decreases were offset by a $0.1 million increase in legal fees associated with vehicle accident and cargo claims.

FASI

FASI insurance and claims for the six months ended June 30, 2010 and 2009 was $0.9 million.   As a percentage of revenue FASI insurance and claims decreased to 2.7% for the six months ended June 30, 2010 compared to 2.9% of revenues for the six months ended June 30, 2009.

Fuel Expense

Fuel expense increased $0.8 million, or 24.2%, to $4.1 million for the six months ended June 30, 2010 from $3.3 million for the six months ended June 30, 2009.  Fuel expense was 1.8% of consolidated operating revenue for the six months ended June 30, 2010 compared with 1.7% for the six months ended June 30, 2009.

Forward Air

Fuel expense was 0.9% of Forward Air operating revenue for the six months ended June 30, 2010 and 2009. The $0.3 million, or 20.0%, increase was primarily due to the significant increase in average fuel prices during the six months ended June 30, 2010 net of reductions in miles driven by Company-owned units.

FASI

FASI fuel expense increased $0.5 million, or 27.8%, to $2.3 million for the six months ended June 30, 2010 from $1.8 million for the six months ended June 30, 2009.  Fuel expense was 6.9% of FASI operating revenue for the six months ended June 30, 2010 compared to 5.7% for the six months ended June 30, 2009.  FASI fuel expense is significantly higher as a percentage of operating revenue than Forward Air’s fuel expense, as FASI utilizes a higher ratio of Company-employed drivers and Company-owned or leased vehicles in its operations than Forward Air.  The increase in FASI fuel expense was attributable to the increase in average fuel prices during the six months ended June 30, 2010 as compared to the same period in 2009 net of reductions in miles driven by Company-owned units.

Other Operating Expenses

Other operating expenses increased $1.8 million, or 10.5%, to $19.0 million for the six months ended June 30, 2010 from $17.2 million for the six months ended June 30, 2009.  Other operating expenses were 8.3% of consolidated operating revenue for the six months ended June 30, 2010 compared with 8.8% in the same period of 2009.

Forward Air

Other operating expenses increased $1.7 million, or 12.1%, to $15.8 million for the six months ended June 30, 2010 from $14.1 million for the six months ended June 30, 2009.  Other operating expenses were 8.0% of Forward Air operating revenue for the six months ended June 30, 2010 compared to 8.5% for the six months ended June 30, 2009. The increase in other operating expenses in total dollars was attributable to increases in variable costs, such as dock supplies, vehicle maintenance and tolls, which increased as a result of the increased business volumes discussed previously.  Forward Air other operating expenses decreased as percentage of revenue as these variable cost increases were outpaced by the increase in revenue.

FASI

FASI other operating expenses increased $0.1 million, or 3.1%, to $3.3 million for the six months ended June 30, 2010 compared to $3.2 million for the six months ended June 30, 2009.  FASI other operating expenses for the six months ended June 30, 2010 were 9.9% of the segment’s operating revenue compared to 10.2% for the same period in 2009.  The $0.1 million increase is attributable to the operating expenses for the six months of 2009 including the benefit of a $0.1 million reduction to FASI’s bad debt reserves.

Intercompany Eliminations

Intercompany eliminations were $0.1 million during the six months ended June 30, 2010 and 2009. The intercompany eliminations are for agent station services FASI provided to FAI during the six months ended June 30, 2010 and 2009.

Impairment of Goodwill and Other Intangible Assets

No impairment charges were incurred during the six months ended June 30, 2010.  Impairment of goodwill and other intangible assets was $7.2 million for the six months ended June 30, 2009.  Impairment of goodwill and other intangible assets was 3.7% of consolidated operating revenue for the six months ended June 30, 2009.

Forward Air

No impairment charges were incurred for Forward Air during the six months ended June 30, 2010.  During the six months ended June 30, 2009, Forward Air recorded a $0.2 million charge to write off the net book value of certain truckload and cargo handling customer relationships that had been discontinued during the six months ended June 30, 2009.

FASI

No impairment charges were incurred for FASI during the six months ended June 30, 2010.  However, during the six months ended June 30, 2009, we determined there were indicators of potential impairment of the goodwill assigned to the FASI segment.  This determination was made based on the economic recession, declines in current market valuations and FASI operating losses in excess of expectations.  As a result, we performed an interim impairment test as of March 31, 2009.  Based on the results of the impairment test, we recorded a non-cash goodwill impairment charge of $7.0 million related to the FASI segment during the six months ended June 30, 2009.

Results from Operations

Income from operations for the six months ended June 30, 2010 increased $19.7 million to $19.6 million, or 8.6% as a percentage of consolidated operating revenue. Results from operations for the same period of 2009 were a $0.1 million loss from operations. The loss from operations was 0.1% of consolidated operating revenue for the six months ended June 30, 2009.

Forward Air

Income from operations increased by $11.8 million to $21.4 million for the six months ended June 30, 2010 compared with $9.6 million for the six months ended June 30, 2009.  Income from operations as a percentage of Forward Air operating revenue was 10.9% for the six months ended June 30, 2010 compared with 5.8% for the six months ended June 30, 2009.  The increase in income from operations was primarily the result of the increased revenues discussed above and the resulting positive leverage the additional revenues provide against the fixed costs of the Forward Air network.

FASI

FASI’s loss from operations decreased $7.9 million, or 81.4%, to a $1.8 million loss for the six months ended June 30, 2010 from a $9.7 million loss for the six months ended June 30, 2009.  The decrease in FASI’s loss from operations was primarily driven by the $7.0 million non-cash, goodwill impairment charge included in the results from operations for the six months ended June 30, 2009.  In addition, the decrease in FASI’s loss from operations was also attributable to increased revenue, operating efficiencies reflected in the decreases to salaries, wages and benefits and the net reduction of fixed costs between operating leases and depreciation and amortization.  These improvements were offset by increased fuel prices.

Interest Expense

Interest expense increased $0.1 million, or 33.3%, to $0.4 million for the six months ended June 30, 2010 from $0.3 million for the six months ended June 30, 2009.  The increase in interest expense was attributable to increases in our credit facility borrowing rates.

Income Taxes

The combined federal and state effective tax rate for the six months ended June 30, 2010 was 41.0% compared to a rate of 41.6% for the six months ended June 30, 2009.  The decrease in the effective tax rate was largely due to improvements in forecasted taxable income net of a $0.2 million increase in reserves for certain state income tax contingencies recorded during the six months ended June 30, 2010.

Net Income (Loss)

As a result of the foregoing factors, net earnings increased by $11.6 million, to $11.3 million in net income for the six months ended June 30, 2010 compared to a net loss of $0.3 million for the six months ended June 30, 2009.

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

Impact of Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“the FASB”) expanded the disclosure requirements for fair value measurements. The expanded disclosures will require a greater level of disaggregated information and additional disclosures about valuation techniques and inputs to fair value measurements. The amendment will require expanded disclosures on transfers in and out of Level 1 and Level 2 fair values, activity in Level 3 investments and inputs and valuation techniques.  The new disclosure requirements and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure requirements involving activity in Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of the provisions of this amendment required in the first interim period after December 15, 2009 did not have a material impact on our financial statement disclosures.  In addition, the adoption of the provisions of this amendment required for periods beginning after December 15, 2010 is not expected to have a material impact on our financial statement disclosures.

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

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital expenditures, with cash flows from operations and borrowings under our bank lines of credit. Net cash provided by operating activities totaled approximately $18.9 million for the six months ended June 30, 2010 compared to approximately $21.4 million for the six months ended June 30, 2009. The decrease in cash provided by operating activities is mainly attributable to a $15.0 million reduction in cash provided by accounts receivable partially offset by a $6.9 million reduction in cash used for prepaid assets and accounts payable and a $5.6 million increase in net earnings after consideration of non-cash items. The decrease in cash from accounts receivable is largely attributable to the increase in business volumes during the six months ended June 30, 2010, resulting in revenues that will not be collected until the second half of 2010.

Net cash used in investing activities was approximately $8.7 million for the six months ended June 30, 2010 compared with approximately $14.5 million used in investing activities during the six months ended June 30, 2009. Investing activities during the six months ended June 30, 2010 consisted primarily of capital expenditures for new tractors and vehicles to replace aging units.  Cash used for investing activities during the six months ended June 30, 2009 included capital expenditures primarily for the Dallas/Fort Worth regional hub that was completed at the beginning of the third quarter of 2009.

Net cash used in financing activities totaled approximately $4.3 million for the six months ended June 30, 2010 compared with approximately $5.0 million used in financing activities during the six months ended June 30, 2010.  Cash used in financing activities for the six months ended June 30, 2010 and 2009 mainly included our quarterly dividend payment and scheduled capital lease payments.  The reduction in cash used for financing activities is attributable to reduced capital lease and debt payments and increased proceeds from stock option exercises.  Capital lease and debt payments decreased as certain capital leases and notes payable assumed with past acquisitions reached their scheduled maturity dates.

We currently have access to a $100.0 million senior credit facility.  The facility expires in October 2012 and includes an accordion feature, which if approved by our lender, allows for an additional $50.0 million in borrowings.  However, at this time we believe that to access the accordion feature our lender would require that the interest rates for the senior credit facility be reset to match current market rates.  Interest rates for advances under the senior credit facility are at LIBOR plus 0.6% to 0.9% based upon covenants related to total indebtedness to earnings.  At June 30, 2010, we had $38.2 million of available borrowing capacity under the senior credit facility, not including the accordion feature, and had utilized $11.8 million of availability for outstanding letters of credit.

During the first and second quarters of 2010 and 2009, cash dividends of $0.07 per share were declared on common stock outstanding. We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by our Board of Directors.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three and six months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered purchases of shares of our common stock during the six months ended June 30, 2010.

Item 3.	Defaults Upon Senior Securities.

Not Applicable.

Item 5.	Other Information.

Not Applicable.

Item 6.	Exhibits.

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

Forward Air Corporation
Date: July 29, 2010	By:	/s/ Rodney L. Bell
Rodney L. Bell Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer)

By:	/s/ Michael P. McLean
Michael P. McLean Chief Accounting Officer, Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

No.	Exhibit
3.1	Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999)
3.2	Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3-1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 6, 2009)
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