Form 10-Q
period 2010-09-30
FORWARD AIR CORP
filed 2010-10-29
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2010
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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of October 25, 2010 was 29,016,040.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited).

Forward Air Corporation
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)
(Unaudited)

	September 30,	December 31,
	2010	2009 (a)
Assets
Current assets:
Cash	$63,219	$42,035
Accounts receivable, less allowance of $2,024 in 2010 and $1,919 in 2009	62,438	55,720
Other current assets	11,484	9,471
Total current assets	137,141	107,226

Property and equipment	210,954	204,716
Less accumulated depreciation and amortization	83,615	75,990
Total property and equipment, net	127,339	128,726
Goodwill and other acquired intangibles:
Goodwill	43,332	43,332
Other acquired intangibles, net of accumulated amortization of $15,724 in 2010 and $12,281 in 2009	32,406	35,849
Total goodwill and other acquired intangibles	75,738	79,181
Other assets	1,595	1,597
Total assets	$341,813	$316,730

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$11,383	$10,333
Accrued expenses	23,326	18,531
Current portion of debt and capital lease obligations	672	919
Total current liabilities	35,381	29,783

Long-term debt and capital lease obligations, less current portion	51,023	52,169
Other long-term liabilities	6,159	4,485
Deferred income taxes	5,116	5,786

Shareholders’ equity:
Preferred stock	--	--
Common stock, $0.01 par value:
Authorized shares – 50,000,000
Issued and outstanding shares – 29,002,375 in 2010 and 28,950,391 in 2009	290	290
Additional paid-in capital	22,130	16,631
Retained earnings	221,714	207,586
Total shareholders’ equity	244,134	224,507
Total liabilities and shareholders’ equity	$341,813	$316,730

(a) Taken from audited financial statements, which are not presented in their entirety.

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Operating revenue:
Forward Air
Airport-to-airport	$81,828	$66,667	$234,456	$194,908
Logistics	16,774	13,172	47,789	38,645
Other	6,481	5,596	18,745	16,975
Forward Air Solutions
Pool distribution	16,439	17,644	49,639	48,864
Total operating revenue	121,522	103,079	350,629	299,392

Operating expenses:
Purchased transportation
Forward Air
Airport-to-airport	32,852	28,025	94,152	82,008
Logistics	12,942	10,329	36,780	30,127
Other	1,703	1,387	4,811	3,681
Forward Air Solutions
Pool distribution	3,680	3,747	10,625	9,774
Total purchased transportation	51,177	43,488	146,368	125,590
Salaries, wages and employee benefits	31,845	28,591	95,682	86,834
Operating leases	6,508	6,631	19,388	20,440
Depreciation and amortization	5,228	5,006	15,283	14,687
Insurance and claims	1,546	2,045	5,983	6,984
Fuel expense	1,949	1,880	6,051	5,199
Other operating expenses	7,764	8,767	26,813	25,983
Impairment of goodwill and other intangible assets	--	--	--	7,157
Total operating expenses	106,017	96,408	315,568	292,874
Income from operations	15,505	6,671	35,061	6,518

Other income (expense):
Interest expense	(191)	(177)	(557)	(469)
Other, net	26	51	38	50
Total other expense	(165)	(126)	(519)	(419)
Income before income taxes	15,340	6,545	34,542	6,099
Income tax expense	6,452	2,766	14,323	2,581
Net income	$8,888	$3,779	$20,219	$3,518

Net income per share:
Basic	$0.31	$0.13	$0.70	$0.12
Diluted	$0.31	$0.13	$0.69	$0.12
Weighted average shares outstanding:
Basic	29,000	28,942	28,975	28,924
Diluted	29,129	29,026	29,101	28,978

Dividends per share:	$0.07	$0.07	$0.21	$0.21

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended
	September 30,	September 30,
	2010	2009
Operating activities:
Net income	$20,219	$3,518
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	15,283	14,687
Impairment of goodwill and other intangible assets	--	7,157
Share-based compensation	4,887	5,022
Gain on sale or disposal of property and equipment	(648)	(13)
Provision for loss (recovery) on receivables	202	(74)
Provision for revenue adjustments	1,462	1,916
Deferred income taxes	(1,624)	(3,009)
Tax benefit for stock options exercised	(28)	(1)
Changes in operating assets and liabilities
Accounts receivable	(8,382)	2,370
Prepaid expenses and other current assets	(1,029)	(1,567)
Accounts payable and accrued expenses	7,519	701
Net cash provided by operating activities	37,861	30,707

Investing activities:
Proceeds from disposal of property and equipment	1,413	231
Purchases of property and equipment	(11,889)	(18,828)
Other	--	405
Net cash used in investing activities	(10,476)	(18,192)

Financing activities:
Payments of debt and capital lease obligations	(722)	(1,163)
Proceeds from exercise of stock options	490	8
Payments of cash dividends	(6,088)	(6,081)
Common stock issued under employee stock purchase plan	91	99
Cash settlement of share-based awards for minimum tax withholdings	--	(242)
Tax benefit for stock options exercised	28	1
Net cash used in financing activities	(6,201)	(7,378)
Net increase in cash	21,184	5,137
Cash at beginning of period	42,035	22,093
Cash at end of period	$63,219	$27,230

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
 (In thousands, except per share data)
(Unaudited)
September 30, 2010

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company’s operating results are subject to seasonal trends when measured on a quarterly basis, therefore operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. For further information, refer to the consolidated financial statements and notes thereto included in the Forward Air Corporation Annual Report on Form 10-K/A for the year ended December 31, 2009.

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

Comprehensive income includes any changes in the equity of the Company from transactions and other events and circumstances from non-owner sources. Comprehensive income for the three months ended September 30, 2010 and 2009 was $8,888 and $3,779, respectively.  Comprehensive income for the nine months ended September 30, 2010 and 2009 was $20,219 and $3,518, respectively. In each case, the comprehensive results approximated net income.

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

During the three months ended March 31, 2009, the Company determined there were indicators of potential impairment of the goodwill assigned to the FASI segment.  This determination was based on the continuing economic recession, declines in current market valuations and FASI operating losses in excess of expectations.  As a result, the Company performed an interim impairment test.  Based on the results of the interim impairment test, the Company recorded a non-cash goodwill impairment charge of $6,953 related to the FASI segment during the three months ended March 31, 2009.

The Company conducted its annual impairment test of goodwill for each reportable segment as of June 30, 2010 and no impairment charges were required.  For the goodwill impairment calculations, the Company calculates the fair value of the applicable reportable segments, using a combination of discounted projected cash flows and market valuations for comparable companies as of the valuation date.  The Company's fair value calculations for goodwill are classified within level 3 of the fair value hierarchy as defined in the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“the FASB Codification”).

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements

4.	Goodwill and Long-Lived Assets (continued)

As of September 30, 2010, the carrying value of goodwill related to the Forward Air and FASI segments was $37,926 and $5,406, respectively. The estimation of fair value related to the impairment test for goodwill is particularly sensitive to projected financial information used in the calculations.  Earnings estimated to be generated by the Forward Air segment are expected to continue supporting the carrying value of its goodwill.  The FASI segment is currently facing the challenges of building and expanding a business during difficult economic times.  If these overall economic conditions worsen or continue for an extended period of time, future estimates of projected financial information may be reduced, and the Company may be required to record an additional impairment charge against the carrying value of FASI’s goodwill.  There were no changes in the carrying amount of goodwill during the nine months ended September 30, 2010.

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

Employee Activity

The Company used the Black-Scholes option-pricing model to estimate the grant-date fair value of options granted.  The weighted-average fair value of options granted during the nine months ended September 30, 2010 and 2009 was $8.24 and $7.96, respectively. No stock options were granted during the three months ended September 30, 2010 and 2009.    The fair values were estimated using the following weighted-average assumptions:

	Nine months ended
	September 30,	September 30,
	2010	2009
Expected dividend yield	1.3%	0.9%
Expected stock price volatility	45.7%	42.3%
Weighted average risk-free interest rate	2.5%	2.0%
Expected life of options (years)	4.5	4.5

During the three months ended September 30, 2010 and 2009, share-based compensation expense for options granted to employees was $1,365 and $1,455, respectively.   The total tax benefit related to the share-based expense for these options for the three months ended September 30, 2010 and 2009, was $415 and $420, respectively.  During the nine months ended September 30, 2010 and 2009, share-based compensation expense for options granted to employees was $4,448 and $4,281 respectively.   The total tax benefit related to the share-based expense for these options for the nine months ended September 30, 2010 and 2009, was $1,290 and $1,220, respectively.    Total compensation cost, net of estimated forfeitures, related to the options not yet recognized in earnings was $6,667 at September 30, 2010. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements

5.	Share-Based Payments (continued)

The following tables summarize the Company’s employee stock option activity and related information for the three and nine months ended September 30, 2010:

	Three months ended September 30, 2010
				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Options	Exercise	Value	Contractual
	(000)	Price	(000)	Term
Outstanding at June 30, 2010	3,732	$26
Granted	-	-
Exercised	3	23
Forfeited	2	23
Outstanding at September 30, 2010	3,727	$26	$2,912	4.4
Exercisable at September 30, 2010	2,413	$27	$--	3.8

	Nine months ended September 30, 2010
				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Options	Exercise	Value	Contractual
	(000)	Price	(000)	Term
Outstanding at December 31, 2009	3,086	$26
Granted	664	22
Exercised	10	21
Forfeited	13	26
Outstanding at September 30, 2010	3,727	$26	$2,912	4.4
Exercisable at September 30, 2010	2,413	$27	$--	3.8

Share-based compensation expense was $10 and $254 during the three and nine months ended September 30, 2009, respectively, for non-vested shares granted to employees during 2006. The total tax benefit related to this share-based expense was $4 and $106 for the three and nine months ended September 30, 2009, respectively.  As of December 31, 2009, all shares granted to employees had vested or been forfeited.

Under the 2005 Employee Stock Purchase Plan (the “ESPP”), which has been approved by shareholders, the Company is authorized to issue up to a remaining 443 shares of common stock to employees of the Company. These shares may be issued at a price equal to 90% of the lesser of the market value on the first day or the last day of each six-month purchase period. Common stock purchases are paid for through periodic payroll deductions and/or up to two large lump sum contributions. For the nine months ended September 30, 2010, participants under the plan purchased 4 shares at an average price of $22.98 per share. For the nine months ended September 30, 2009, participants under the plan purchased 5 shares at an average price of $19.19 per share. The weighted-average fair value of each purchase right under the ESPP granted for the nine months ended September 30, 2010, which is equal to the discount from the market value of the common stock at the end of each six month purchase period, was $4.27 per share.  The weighted-average fair value of each purchase right under the ESPP granted for the nine months ended September 30, 2009, which is equal to the discount from the market value of the common stock at the end of each six month purchase period, was $2.13 per share.   Share-based compensation expense of $17 and $11 was recognized during the nine months ended September 30, 2010 and 2009, respectively.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements

5.	Share-Based Payments (continued)

Non-employee Director Activity

Share-based compensation expense during the three months ended September 30, 2010 and 2009 was $141 and $142, respectively, for non-vested shares granted to non-employee directors.  The total tax benefit related to this share-based expense was $57 and $59 for the three months ended September 30, 2010 and 2009, respectively.  Share-based compensation expense during the nine months ended September 30, 2010 and 2009 was $422 and $476, respectively, for non-vested shares granted to non-employee directors.  The total tax benefit related to this share-based expense was $172 and $198 for the nine months ended September 30, 2010 and 2009, respectively.  Total compensation cost, net of estimated forfeitures, related to the non-vested shares granted to non-employee directors not yet recognized in earnings was $343 at September 30, 2010.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

In addition to the above activity, each May from 1995 to 2005 options were granted to the non-employee directors of the Company.  The options have terms of ten years and are fully exercisable.  At September 30, 2010, 63,125 options were outstanding and will expire between May 2011 and May 2015.  During the three and nine months ended September 30, 2010, non-employee directors of the Company exercised 11,250 stock options with a weighted average exercise price of $24.  At September 30, 2010, the weighted average exercise price per share and remaining contractual term for the outstanding options of non-employee directors were $22 and 2.8 years, respectively.

6.	Senior Credit Facility

On October 10, 2007, the Company entered into a $100,000 senior credit facility. This facility has a term of five years and includes an accordion feature, which allows for an additional $50,000 in borrowings.  However, at this time the Company believes that to access the accordion feature the Company’s lender would require that the interest rates for the senior credit facility be reset to match current market rates. The senior credit facility matures on October 10, 2012.  The Company entered into this larger credit facility in order to fund potential acquisitions, the repurchase of its common stock, and for financing other general business purposes.  Interest rates for advances under the facility are at LIBOR plus 0.6% to 0.9% based upon covenants related to total indebtedness to earnings (0.9% at September 30, 2010). The agreement contains certain covenants and restrictions, none of which are expected to significantly affect the Company’s operations or ability to pay dividends.  No assets are pledged as collateral against the senior credit facility.  As of September 30, 2010, the Company had $50,000 outstanding under the senior credit facility. At September 30, 2010, the Company had utilized $11,704 of availability for outstanding letters of credit and had $38,296 of available borrowing capacity outstanding under the senior credit facility.

7.	Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2010	2009	2010	2009
Numerator:
Numerator for basic and diluted income per share - net income	$8,888	$3,779	$20,219	$3,518

Denominator:
Denominator for basic income per share - weighted-average shares	29,000	28,942	28,975	28,924
Effect of dilutive stock options and non-vested shares	129	84	126	54
Denominator for diluted income per share - adjusted weighted-average shares	29,129	29,026	29,101	28,978
Basic income per share	$0.31	$0.13	$0.70	$0.12
Diluted income per share	$0.31	$0.13	$0.69	$0.12

The number of options and non-vested shares that could potentially dilute net earnings per share in the future, but that were not included in the computation of income per diluted share because to do so would have been anti-dilutive for the periods presented, were approximately 1,250 and 2,706 at September 30, 2010 and 2009, respectively.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements

8.	Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states and Canada. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2004.

During the nine months ended September 30, 2010, the Company increased its reserves for unrecognized tax benefits and related interest by approximately $192.  There were no significant changes during the three months ended September 30, 2010.  The increase was related to recent state audit findings that indicated the probable settlement of certain issues could be higher than originally estimated.

For the three and nine months ended September 30, 2010 and 2009, the effective income tax rates varied from the statutory federal income tax rate of 35.0%, primarily as a result of the effect of state income taxes, net of the federal benefit and permanent differences between book and tax net income.

9.	Financial Instruments

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company does not generally require collateral from its customers. Concentrations of credit risk with respect to trade accounts receivable on a consolidated basis are limited due to the large number of entities comprising the Company’s customer base and their dispersion across many different industries.  However, while not significant to the Company on a consolidated basis, three customers accounted for approximately 50.8% of FASI’s 2009 annual operating revenue.

In February 2010, the Company notified one of FASI’s largest customers that it would cease providing services and concluded the business relationship by July 2010.  During the nine months ended September 30, 2010, revenues from this customer were 10.7% of FASI’s operating revenue and 1.5% of the Company’s consolidated operating revenue.  The revenue associated with this customer was low yielding and the projected impact on 2010 operating results from curtailing these services is projected to be minimal.  Receivables from this customer were approximately $22 at September 30, 2010.

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Accounts receivable and accounts payable: The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair value based on their short-term nature.

The Company’s senior credit facility bears interest at LIBOR plus 0.6% to 0.9% based upon covenants related to total indebtedness to earnings.  However, based on the adverse economic conditions experienced since the senior credit facility was established, the Company believes its borrowing rate to be favorable to current market rates.  Using interest rate quotes and discounted cash flows, the Company estimated the fair value of its senior credit facility and debt and capital lease obligations as follows:

	September 30, 2010
	Carrying	Fair
	Value	Value
Senior credit facility	$50,000	$48,275
Debt and capital leases	1,695	1,725

The Company's fair value calculations for the above financial instruments are classified within level 3 of the fair value hierarchy.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements

10.	Shareholders' Equity

During the first, second and third quarters of 2010 and 2009, the Company’s Board of Directors declared a cash dividend of $0.07 per share of common stock.  The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

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

The following tables summarize segment information about net income (loss) and assets used by the chief operating decision maker of the Company in making decisions regarding allocation of assets and resources as of and for the three and nine months ended September 30, 2010 and 2009.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements

12.	Segment Reporting (continued)

	Three months ended September 30, 2010
	Forward Air	FASI	Eliminations	Consolidated
External revenues	$105,083	$16,439	$--	$121,522
Intersegment revenues	245	84	(329)	--
Depreciation and amortization	4,189	1,039	--	5,228
Share-based compensation expense	1,409	97	--	1,506
Interest expense	177	14	--	191
Interest income	30	1	--	31
Income tax expense (benefit)	6,499	(47)	--	6,452
Net income (loss)	9,041	(153)	--	8,888
Total assets	343,732	36,178	(38,097)	341,813
Capital expenditures	2,496	654	--	3,150

	Three months ended September 30, 2009
	Forward Air	FASI	Eliminations	Consolidated
External revenues	$85,435	$17,644	$--	$103,079
Intersegment revenues	241	119	(360)	--
Depreciation and amortization	4,109	897	--	5,006
Share-based compensation expense	1,529	78	--	1,607
Interest expense	154	23	--	177
Interest income	24	2	--	26
Income tax expense (benefit)	3,003	(237)	--	2,766
Net income (loss)	4,096	(317)	--	3,779
Total assets	305,836	39,081	(38,231)	306,686
Capital expenditures	3,265	538	--	3,803

	Nine months ended September 30, 2010
	Forward Air	FASI	Eliminations	Consolidated
External revenues	$300,990	$49,639	$--	$350,629
Intersegment revenues	808	229	(1,037)	--
Depreciation and amortization	12,352	2,931	--	15,283
Share-based compensation expense	4,587	300	--	4,887
Interest expense	511	46	--	557
Interest income	40	3	--	43
Income tax expense (benefit)	15,064	(741)	--	14,323
Net income (loss)	21,547	(1,328)	--	20,219
Total assets	343,732	36,178	(38,097)	341,813
Capital expenditures	7,894	3,995	--	11,889

	Nine months ended September 30, 2009
	Forward Air	FASI	Eliminations	Consolidated
External revenues	$250,527	$48,865	$--	$299,392
Intersegment revenues	613	347	(960)	--
Depreciation and amortization	11,947	2,740	--	14,687
Share-based compensation expense	4,808	214	--	5,022
Impairment of goodwill and other intangible assets	204	6,953	--	7,157
Interest expense	390	79	--	469
Interest income	62	5	--	67
Income tax expense (benefit)	6,892	(4,311)	--	2,581
Net income (loss)	9,558	(6,040)	--	3,518
Total assets	305,836	39,081	(38,231)	306,686
Capital expenditures	17,140	1,688	--	18,828

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Trends and Developments

Results from Operations

During the three and nine months ended September 30, 2010, we experienced notable increases of 17.8% and 17.1%, respectively, in our consolidated revenues compared to the three and nine months ended September 30, 2009.  The increase in revenue is attributable to our Forward Air segment which experienced revenue increases of 22.9% and 20.1% during the three and nine months ended September 30, 2010, respectively, as compared to the three and nine months ended September 30, 2009.  Forward Air revenue increases were driven by the continued improvement of general economic conditions compared to the same periods in 2009 and a general rate increase initiated on May 1, 2010.

However, FASI revenue increased 1.2% for the nine months ended September 30, 2010, compared to the same period in 2009 and decreased 7.3% for the three months ended September 30, 2010 compared to the same period in 2009.  The FASI revenue decrease for the three months ended September 30, 2010 was the result of FASI customer losses partially offset by new business wins.  While the customer losses adversely impacted revenue growth for the three and nine months ended September 30, 2010 and will continue to mitigate FASI’s revenue growth during the fourth quarter of 2010, the lost revenue was low yielding and the anticipated impact on operating results from curtailing these services is projected to be minimal.  FASI’s loss from operations is largely attributable to depressed retail volumes as FASI’s retail customers have yet to benefit significantly from any economic improvement.

Throughout 2009 declining fuel prices adversely affected our revenues and results of operations as compared to prior periods.  However, in 2010 fuel prices have increased over the same period in 2009.  Our net fuel surcharge revenue is the result of our fuel surcharge rates, which are set weekly using the national average for diesel price per gallon, and the tonnage transiting our network.  The increase in shipping activity combined with the increasing diesel fuel prices have resulted in an increase in our net fuel surcharge revenue.  Total net fuel surcharge revenue increased 44.9% and 66.7% during the three and nine months ended September 30, 2010 as compared to the same period in 2009, respectively.

Goodwill

During the first quarter of 2009, we determined there were indicators of potential impairment of the goodwill assigned to the FASI segment.  This determination was based on the economic recession experienced in 2009 and the resulting declines in market valuations and FASI operating losses in excess of expectations.  As a result, we performed an interim impairment test.  We calculated the fair value of the FASI segment, using a combination of discounted cash flows and current market valuations for comparable companies.  Based on the results of the interim impairment test, we recorded a non-cash goodwill impairment charge of $7.0 million related to the FASI segment during the first quarter of 2009.

In accordance with our accounting policy, we conducted our annual impairment test of goodwill for each reportable segment as of June 30, 2010 and no impairment charges were required.

As of September 30, 2010, the carrying value of goodwill related to the Forward Air and FASI segments was $37.9 million and $5.4 million, respectively.  The estimation of fair value related to the impairment test for goodwill is particularly sensitive to projected financial information used in the calculations.  Earnings estimated to be generated by our Forward Air segment are expected to continue supporting the carrying value of its goodwill.  Our FASI segment is currently facing the challenges of building and expanding a business during difficult economic times.  If these overall economic conditions worsen or continue for an extended period of time, future estimates of projected financial information may be reduced, and we may be required to record an additional impairment charge against the carrying value of FASI’s goodwill.

Segments

Our operations can be broadly classified into two principal segments:  Forward Air and FASI.

Our Forward Air segment includes our airport-to-airport network, Forward Air Complete, and TLX services as well as our other accessorial related services such as warehousing; customs brokerage; and value-added handling services.

Our FASI segment includes our pool distribution business.

Results of Operations

The following table sets forth our consolidated historical financial data for the three months ended September 30, 2010 and 2009 (in millions):

	Three months ended
	September 30,	September 30,		Percent
	2010	2009	Change	Change
Operating revenue	$121.5	$103.1	$18.4	17.8%
Operating expenses:
Purchased transportation	51.1	43.5	7.6	17.5
Salaries, wages, and employee benefits	31.9	28.6	3.3	11.5
Operating leases	6.5	6.6	(0.1)	(1.5)
Depreciation and amortization	5.2	5.0	0.2	4.0
Insurance and claims	1.5	2.0	(0.5)	(25.0)
Fuel expense	2.0	1.9	0.1	5.3
Other operating expenses	7.8	8.8	(1.0)	(11.4)
Total operating expenses	106.0	96.4	9.6	10.0
Income from operations	15.5	6.7	8.8	131.3
Other expense:
Interest expense	(0.2)	(0.2)	--	--
Other, net	--	0.1	(0.1)	(100.0)
Total other expense	(0.2)	(0.1)	(0.1)	100.0
Income before income taxes	15.3	6.6	8.7	131.8
Income taxes	6.4	2.8	3.6	128.6
Net income	$8.9	$3.8	$5.1	134.2%

The following table sets forth our historical financial data by segment for the three months ended September 30, 2010 and 2009 (in millions):

	Three months ended
	September 30,	Percent of	September 30,	Percent of		Percent
	2010	Revenue	2009	Revenue	Change	Change
Operating revenue
Forward Air	$105.3	86.7%	$85.7	83.1%	$19.6	22.9%
FASI	16.5	13.6	17.8	17.3	(1.3)	(7.3)
Intercompany Eliminations	(0.3)	(0.3)	(0.4)	(0.4)	0.1	(25.0)
Total	121.5	100.0	103.1	100.0	18.4	17.8

Purchased transportation
Forward Air	47.5	45.1	39.8	46.4	7.7	19.3
FASI	3.9	23.6	4.0	22.5	(0.1)	(2.5)
Intercompany Eliminations	(0.3)	100.0	(0.3)	75.0	--	--
Total	51.1	42.1	43.5	42.2	7.6	17.5

Salaries, wages and employee benefits
Forward Air	24.7	23.4	20.6	24.0	4.1	19.9
FASI	7.2	43.6	8.0	44.9	(0.8)	(10.0)
Total	31.9	26.3	28.6	27.7	3.3	11.5

Operating leases
Forward Air	4.7	4.5	4.6	5.4	0.1	2.2
FASI	1.8	10.9	2.0	11.2	(0.2)	(10.0)
Total	6.5	5.3	6.6	6.4	(0.1)	(1.5)

Depreciation and amortization
Forward Air	4.2	4.0	4.1	4.8	0.1	2.4
FASI	1.0	6.1	0.9	5.1	0.1	11.1
Total	5.2	4.3	5.0	4.9	0.2	4.0

Insurance and claims
Forward Air	1.2	1.1	1.6	1.9	(0.4)	(25.0)
FASI	0.3	1.8	0.4	2.2	(0.1)	(25.0)
Total	1.5	1.2	2.0	1.9	(0.5)	(25.0)

Fuel expense
Forward Air	0.9	0.9	0.8	0.9	0.1	12.5
FASI	1.1	6.7	1.1	6.2	--	--
Total	2.0	1.6	1.9	1.8	0.1	5.3

Other operating expenses
Forward Air	6.4	6.1	7.0	8.2	(0.6)	(8.6)
FASI	1.4	8.5	1.9	10.7	(0.5)	(26.3)
Intercompany Eliminations	-	-	(0.1)	25.0	0.1	(100.0)
Total	7.8	6.4	8.8	8.6	(1.0)	(11.4)

Income (loss) from operations
Forward Air	15.7	14.9	7.2	8.4	8.5	118.1
FASI	(0.2)	(1.2)	(0.5)	(2.8)	0.3	(60.0)
Total	$15.5	12.8%	$6.7	6.5%	$8.8	131.3%

The following table presents the components of the Forward Air segment’s operating revenue and purchased transportation for the three months ended September 30, 2010 and 2009 (in millions):

	Three months ended
	September 30,	Percent of	September 30,	Percent of		Percent
	2010	Revenue	2009	Revenue	Change	Change
Forward Air revenue
Airport-to-airport	$81.9	77.8%	$66.8	78.0%	$15.1	22.6%
Logistics	16.9	16.0	13.3	15.5	3.6	27.1
Other	6.5	6.2	5.6	6.5	0.9	16.1
Total	$105.3	100.0%	$85.7	100.0%	$19.6	22.9%

Forward Air purchased transportation
Airport-to-airport	$32.9	40.2%	$28.1	42.1%	$4.8	17.1%
Logistics	12.9	76.3	10.3	77.4	2.6	25.2
Other	1.7	26.2	1.4	25.0	0.3	21.4
Total	$47.5	45.1%	$39.8	46.4%	$7.7	19.3%

Three Months Ended September 30, 2010 compared to Three Months Ended September 30, 2009

Revenues

Operating revenue increased by $18.4 million, or 17.8%, to $121.5 million for the three months ended September 30, 2010 from $103.1 million in the same period of 2009.

Forward Air

Forward Air operating revenue increased $19.6 million, or 22.9%, to $105.3 million from $85.7 million, accounting for 86.7% of consolidated operating revenue for the three months ended September 30, 2010 compared to 83.1% for the same period in 2009.  Airport-to-airport revenue, which is the largest component of our consolidated operating revenue, increased $15.1 million, or 22.6%, to $81.9 million from $66.8 million, accounting for 77.8% of the segment’s operating revenue during the three months ended September 30, 2010 compared to 78.0% for the three months ended September 30, 2009.   Increased tonnage and an increase in our base revenue per pound, excluding net fuel surcharge revenue and Forward Air Complete (“Complete”) revenue, accounted for $12.0 million of the increase in airport-to-airport revenue. Our airport-to-airport business is priced on a per pound basis and the average revenue per pound, excluding the impact of fuel surcharges and Complete, increased 4.6% for the three months ended September 30, 2010 versus the three months ended September 30, 2009. Tonnage that transited our network increased by 15.9% in the three months ended September 30, 2010 compared with the three months ended September 30, 2009.  The increase in tonnage was primarily driven by the improved economic conditions during 2010 and the resulting increase in shipping activity.  Average base revenue per pound increased as a result of a general rate increase that we implemented on May 1, 2010.  The remaining increase in airport-to-airport revenue is the result of increased net fuel surcharge revenue and revenue from our Complete pick-up and delivery service.  Net fuel surcharge revenue increased $1.7 million during the three months ended September 30, 2010 as compared to the three months ended September 30, 2009 in response to increased fuel prices and overall business volumes.  In addition, Complete revenue increased $1.4 million during the three months ended September 30, 2010 compared to the same period of 2009.  The increase in Complete revenue is attributable to the overall increase in airport-to-airport shipping volumes.

Logistics revenue, which is primarily TLX, increased $3.6 million, or 27.1%, to $16.9 million in the second quarter of 2010 from $13.3 million in the same period of 2009.  TLX revenue, which is priced on a per mile basis, increased $2.9 million as miles driven to support our TLX revenue increased by approximately 21.2% during the three months ended September 30, 2010 compared to the same period in 2009.  Also, TLX average revenue per mile increased approximately 1.7%. The increase in average revenue per mile is mainly attributable to increased fuel surcharges as a result of increased fuel prices and increased yield per mile as the increase in shipping activity has resulted in decreased available truckload capacity and reduced truckload price competition.  The remaining increase in logistics revenue was primarily driven by a $0.7 million increase in other non-mileage based logistic revenues, such as drayage services, which increased in conjunction with the overall increase in TLX business volumes.

Other revenue, which includes warehousing services and terminal handling, accounted for the final component of Forward Air operating revenue. Other revenue increased $0.9 million, or 16.1%, to $6.5 million in the second quarter of 2010 from $5.6 million in the same period of 2009.  The increase in revenue was primarily due to increases in handling and sorting services provided in conjunction with the increase in our airport-to-airport business.

FASI

FASI operating revenue decreased $1.3 million, or 7.3%, to $16.5 million for the three months ended September 30, 2010 from $17.8 million for the same period in 2009.  The decrease in revenue is primarily attributable to FASI customer losses and to a lesser extent depressed sales volumes from existing customers.  These decreases were partially offset by various 2009 and 2010 business wins for which service began in late 2009 and throughout 2010. The lost revenue was low yielding and the anticipated impact on operating results from curtailing these services is projected to be minimal.

Intercompany Eliminations

Intercompany eliminations decreased $0.1 million, or 25.0%, to $0.3 million in the third quarter of 2010 from $0.4 million in the same period of 2009.   The intercompany eliminations are the result of truckload and airport-to-airport services Forward Air provided to FASI and FASI cartage services provided to Forward Air during the three months ended September 30, 2010.  The decrease in intercompany eliminations was the result of reduced agent station services FASI provided to Forward Air.

Purchased Transportation

Purchased transportation increased by $7.6 million, or 17.5%, to $51.1 million in the third quarter of 2010 from $43.5 million in the same period of 2009.  As a percentage of total operating revenue, purchased transportation was 42.1% during the three months ended September 30, 2010 compared to 42.2% for the same period in 2009.

Forward Air

Forward Air’s purchased transportation increased by $7.7 million, or 19.3%, to $47.5 million for the three months ended September 30, 2010 from $39.8 million for the three months ended September 30, 2009. The increase in purchased transportation is primarily attributable to a 15.8% increase in miles driven and a 3.0% increase in the total cost per mile for the third quarter of 2010 versus the same period in 2009. As a percentage of segment operating revenue, Forward Air purchased transportation was 45.1% during the three months ended September 30, 2010 compared to 46.4% for the same period in 2009.

Purchased transportation costs for our airport-to-airport network increased $4.8 million, or 17.1%, to $32.9 million for the three months ended September 30, 2010 from $28.1 million for the three months ended September 30, 2009.  For the three months ended September 30, 2010, purchased transportation for our airport-to-airport network decreased to 40.2% of airport-to-airport revenue from 42.1% for the same period in 2009.  The $4.8 million increase is mostly attributable to a 13.8% increase in miles driven by our network of owner-operators or third party transportation providers and a 2.8% increase in the cost per mile paid to our network of owner-operators or third party transportation providers.  The increase in miles increased purchased transportation by $3.2 million while the increase in cost per mile increased purchased transportation by $0.7 million.  Miles driven by our network of owner-operators or third party transportation providers increased in conjunction with the tonnage increase discussed above.  The cost per mile increase was attributable to increased use of more costly third party transportation providers as additional capacity was required to accommodate the increased tonnage volumes.  The remaining increase was attributable to a $0.8 million increase in third party transportation costs associated with the increased Complete volumes discussed above.

Purchased transportation costs for our logistics revenue increased $2.6 million, or 25.2%, to $12.9 million for the three months ended September 30, 2010 from $10.3 million for the three months ended September 30, 2009. For the three months ended September 30, 2010, logistics’ purchased transportation costs represented 76.3% of logistics revenue versus 77.4% for the three months ended September 30, 2009.  The increase in logistics’ purchased transportation was attributable to a $2.3 million, or 23.7% increase in TLX purchased transportation.  Miles driven to support our TLX revenue increased 21.2% while our TLX cost per mile increased approximately 2.1% during the three months ended September 30, 2010 compared to the same period in 2009.   The increase in cost per mile was mostly attributable to the increased utilization of our more costly third party transportation providers as opposed to our network of owner-operators. The remaining $0.3 million increase in logistics’ purchased transportation costs was attributable to increases in other non-mileage based costs such as drayage services.

Purchased transportation costs related to our other revenue increased $0.3 million, or 21.4%, to $1.7 million for the three months ended September 30, 2010 from $1.4 million for the three months ended September 30, 2009. Other purchased transportation costs as a percentage of other revenue increased to 26.2% of other revenue for the three months ended September 30, 2010 from 25.0% for the same period in 2009.   The increase in other purchased transportation costs as a percentage of other revenue is attributable to the increased use of more costly third party transportation providers, as opposed to Company-employed drivers or our network of owner-operators, to provide the transportation services associated with our other revenues, such as freight and container transfers and other miscellaneous pick-up and delivery services.

FASI

FASI purchased transportation decreased $0.1 million, or 2.5%, to $3.9 million for the three months ended September 30, 2010 from $4.0 million for the three months ended September 30, 2009.  FASI purchased transportation as a percentage of revenue was 23.6% for the three months ended September 30, 2010 compared to 22.5% for the three months ended September 30, 2009.  The decrease in FASI purchased transportation in total dollars was attributable to the reduced volumes discussed above.  However, the increase in FASI purchased transportation as a percentage of revenue is attributable to our efforts to shift FASI to a more variable cost model by increasing the use of owner-operators as opposed to Company-employed drivers.

Intercompany Eliminations

Intercompany eliminations were $0.3 million for the three month ended September 30, 2010 and 2009.  The intercompany eliminations are the result of truckload and airport-to-airport services Forward Air provided to FASI and FASI cartage services provided to Forward Air during the three months ended September 30, 2010.

Salaries, Wages, and Benefits

Salaries, wages and employee benefits increased by $3.3 million, or 11.5%, to $31.9 million in the third quarter of 2010 from $28.6 million in the same period of 2009.   As a percentage of total operating revenue, salaries, wages and employee benefits was 26.3% during the three months ended September 30, 2010 compared to 27.7% for the same period in 2009.

Forward Air

Salaries, wages and employee benefits of Forward Air increased by $4.1 million, or 19.9%, to $24.7 million in the third quarter of 2010 from $20.6 million in the same period of 2009.  Salaries, wages and employee benefits were 23.4% of Forward Air’s operating revenue in the second quarter of 2010 compared to 24.0% for the same period of 2009. The $4.1 million increase in salaries, wages, and benefits is driven by increased accruals for employee incentives, health insurance claims, loss development reserves for workers’ compensation claims and increased variable wages.  Employee incentives increased $1.2 million on achievement of quarterly performance goals and progress towards annual senior executive goals during the three months ended September 30, 2010.  Health insurance claims increased $0.5 million primarily as a result of a small number of individually large medical claims that reached our self-insured limits.  Workers’ compensation claims increased $0.2 million on increases in loss development reserves associated with prior period claims.  The remaining $2.2 million increase is associated with increased variable wages, primarily dock employees, which increased in conjunction with the increased business volumes discussed above.

FASI

FASI salaries, wages and employee benefits decreased $0.8 million, or 10.0%, to $7.2 million for the three months ended September 30, 2010 compared to $8.0 million for the three months ended September 30, 2009.  As a percentage of FASI operating revenue, salaries, wages and benefits decreased to 43.6% for the three months ended September 30, 2010 compared to 44.9% for the same period in 2009.  The decrease in salaries, wages and employee benefits as a percentage of revenue is the result of reduced dock wages and Company-employed driver pay, partially offset by increased station management and security pay.  For the third quarter of 2010 we reduced our dock wages by 1.6% as a percentage of revenue compared to the same period in 2009.  The improvement in dock wages is largely the result of efficiencies gained by installing conveyor systems in our larger facilities and replacing contract labor with Company-employed dock personnel.  We also reduced driver pay by 1.2% as a percentage of revenue as wherever feasible we continue to shift away from Company-employed drivers to a more variable cost structure via a network of owner-operators.  Station management and security pay increased 1.5% as we increased terminal supervision and security in order to improve dock efficiencies and minimize cargo theft.

Operating Leases

Operating leases decreased by $0.1 million, or 1.5%, to $6.5 million in the third quarter of 2010 from $6.6 million in the same period of 2009.  Operating leases, the largest component of which is facility rent, were 5.3% of consolidated operating revenue for the three months ended September 30, 2010 compared with 6.4% in the same period of 2009.

Forward Air

Operating leases increased $0.1 million, or 2.2%, to $4.7 million in the third quarter of 2010 from $4.6 million in the same period of 2009.  Operating leases were 4.5% of Forward Air operating revenue for the three months ended September 30, 2010 compared with 5.4% in the same period of 2009.  The $0.1 million increase was the result of increased facility rent as certain existing terminals were relocated to larger facilities.

FASI

FASI operating lease expense decreased $0.2 million, or 10.0%, to $1.8 million for the three months ended September 30, 2010 from $2.0 million for the same period in 2009.  The $0.2 million decrease was attributable to lower facility rent due to the consolidation of duplicate facilities after our 2008 acquisitions.

Depreciation and Amortization

Depreciation and amortization increased $0.2 million, or 4.0%, to $5.2 million in the third quarter of 2010 from $5.0 million in the same period of 2009.  Depreciation and amortization was 4.3% of consolidated operating revenue for the three months ended September 30, 2010 compared with 4.9% in the same period of 2009.

Forward Air

Depreciation and amortization increased $0.1 million, or 2.4%, to $4.2 million in the third quarter of 2010 from $4.1 million in the same period of 2009.  Depreciation and amortization expense as a percentage of Forward Air operating revenue was 4.0% in the third quarter of 2010 compared to 4.8% in the same period of 2009.  The $0.1 million increase is attributable to new trailers purchased during the third quarter of 2010.

FASI

FASI depreciation and amortization increased $0.1 million, or 11.1%, to $1.0 million for the three months ended September 30, 2010 from $0.9 million for the same period in 2009.  Depreciation and amortization expense as a percentage of FASI operating revenue was 6.1% in the third quarter of 2010 compared to 5.1% in the same period of 2009.   The $0.1 million increase is primarily attributable to an allocation of depreciation expense for FASI’s proportionate usage of the Dallas/Fort Worth regional hub net of decreases in tractor depreciation.  The allocation of the Dallas/Fort Worth regional hub depreciation to FASI began in the first quarter of 2010.  Tractor depreciation has decreased as we continue to turn in tractors that were on capital leases assumed with our 2008 acquisitions.

Insurance and Claims

Insurance and claims expense decreased $0.5 million, or 25.0%, to $1.5 million for the three months ended September 30, 2010 from $2.0 million for the three months ended September 30, 2009.  Insurance and claims were 1.2% of consolidated operating revenue for the three months ended September 30, 2010 compared with 1.9% for the same period in 2009.

Forward Air

Forward Air insurance and claims expense decreased $0.4 million, or 25.0%, to $1.2 million for the three months ended September 30, 2010 from $1.6 million for the three months ended September 30, 2009.  The $0.4 million decrease in insurance and claims is mainly attributable to a decrease in insurance premiums.  The decrease in insurance premiums is attributable to reduced current year premiums compared to 2009 on renewed and renegotiated insurance plans and reductions of reserves for premium audits related to previous years.

FASI

FASI insurance and claims expense decreased $0.1 million, or 25.0%, to $0.3 million for the three months ended September 30, 2010 from $0.4 million for the three months ended September 30, 2009.  The improvement in FASI insurance and claims was a reduction in cargo claims.

Fuel Expense

Fuel expense increased $0.1 million, or 5.3%, to $2.0 million in the third quarter of 2010 from $1.9 million in the same period of 2009.  Fuel expense was 1.6% of consolidated operating revenue for the three months ended September 30, 2010 compared to 1.8% for the same period in 2009.

Forward Air

Fuel expense was 0.9% of Forward Air operating revenue in the third quarters of 2010 and 2009. The $0.1 million, or 12.5%, increase was primarily due to an increase in average fuel prices during the three months ended September 30, 2010 as compared to the same period in 2009.

FASI

FASI fuel expense was $1.1 million for the third quarters of 2010 and 2009.  Fuel expenses were 6.7% of FASI operating revenue in the third quarter of 2010 compared to 6.2% in the third quarter of 2009.  FASI fuel expense is significantly higher as a percentage of operating revenue than Forward Air’s fuel expense, as FASI utilizes a higher ratio of Company-employed drivers and Company-owned or leased vehicles in its operations than Forward Air.  The increase in FASI fuel expense was attributable to the increase in average fuel prices net of reductions in Company-employed drivers during the three months ended September 30, 2010 as compared to the same period in 2009.

Other Operating Expenses

Other operating expenses decreased $1.0 million, or 11.4%, to $7.8 million in the third quarter of 2010 from $8.8 million in the same period of 2009.  Other operating expenses were 6.4% of consolidated operating revenue for the three months ended September 30, 2010 compared with 8.6% in the same period of 2009.

Forward Air

Other operating expenses decreased $0.6 million, or 8.6%, to $6.4 million during the three months ended September 30, 2010 from $7.0 million in the same period of 2009.  Other operating expenses were 6.1% of Forward Air operating revenue in the third quarter of 2010 compared to 8.2% in the same period of 2009.  The decrease in other operating expenses is attributable to a $0.7 million gain recognized on termination of a capital lease for a building located near our Columbus, Ohio hub facility.  The gain was partially offset by increased variable costs, such as dock supplies and vehicle maintenance that increased in conjunction with the shipping volume increases discussed previously.

FASI

FASI other operating expenses decreased $0.5 million, or 26.3%, to $1.4 million for the three months ended September 30, 2010 compared to $1.9 million for the same period in 2009.  FASI other operating expenses for the third quarter of 2010 were 8.5% of the segment’s operating revenue compared to 10.7% for the same period in 2009.  The $0.5 million decrease is attributable to reductions in vehicle maintenance, dock supplies and cost control efforts.  Vehicle maintenance decreased $0.1 million on reductions in vehicles due to the turn of leased vehicles assumed with the 2008 acquisitions.  The FASI customer losses discussed above were largely responsible for a $0.1 million decrease in dock supplies due to the discontinued customers’ packing requirements.  The remaining $0.3 million decrease was attributable to our continuing efforts to reduce and control variable and discretionary costs such as travel, promotional and other back-office expenses.

Intercompany Eliminations

Intercompany eliminations decreased $0.1 million, or 100.0%, from $0.1 million for the three month ended September 30, 2009.  The 2009 intercompany eliminations were attributable to FASI agent station services provided to Forward Air.

Results from Operations

Income from operations increased by $8.8 million to $15.5 million for the third quarter of 2010 compared to $6.7 million in the same period of 2009. Income from operations was 12.8% of consolidated operating revenue for the three months ended September 30, 2010 compared with 6.5% in the same period of 2009.

Forward Air

Income from operations increased by $8.5 million to $15.7 million for the third quarter of 2010 compared with $7.2 million for the same period in 2009.  Income from operations as a percentage of Forward Air operating revenue was 14.9% for the three months ended September 30, 2010 compared with 8.4% in the same period of 2009.  The increase in income from operations was primarily the result of the increased revenue discussed previously and the resulting positive leverage the additional revenue provides against the fixed costs of the Forward Air network.

FASI

FASI’s loss from operations improved approximately $0.3 million, or 60.0%, to a $0.2 million loss for the three months ended September 30, 2010 from a $0.5 million loss for the three months ended September 30, 2009.  The decrease in FASI’s loss from operations was primarily driven by the discontinuance of low yield business and continuing efforts to improve operating efficiencies and control variable and discretionary costs.

Interest Expense

Interest expense was approximately $0.2 million for the three months ended September 30, 2010 and 2009.  Interest rates and our net borrowings remained consistent during the three months ended September 30, 2010 as compared to the same period in 2009.

Other, Net

Other income decreased from $0.1 million, or 100%, from $0.1 million for third quarter of 2009.  Decrease in other income was attributable to a gain recognized on non-operating assets during the third quarter of 2009.

Income Taxes

The combined federal and state effective tax rate for the third quarter of 2010 was 42.1% compared to a rate of 42.3% for the same period in 2009.  The change in our effective tax rate is primarily attributable to the increase in our net income before income taxes offset by the expiration of certain tax credits in 2010.

Net Income

As a result of the foregoing factors, net income increased by $5.1 million, to $8.9 million for the third quarter of 2010 compared to $3.8 million for the same period in 2009.

Results of Operations

The following table sets forth our consolidated historical financial data for the nine months ended September 30, 2010 and 2009 (in millions):

	Nine months ended
	September 30,	September 30,		Percent
	2010	2009	Change	Change
Operating revenue	$350.6	$299.4	$51.2	17.1%
Operating expenses:
Purchased transportation	146.4	125.6	20.8	16.6
Salaries, wages, and employee benefits	95.7	86.8	8.9	10.3
Operating leases	19.4	20.4	(1.0)	(4.9)
Depreciation and amortization	15.2	14.7	0.5	3.4
Insurance and claims	6.0	7.0	(1.0)	(14.3)
Fuel expense	6.0	5.2	0.8	15.4
Other operating expenses	26.8	26.0	0.8	3.1
Impairment of goodwill and other intangible assets	--	7.2	(7.2)	(100.0)
Total operating expenses	315.5	292.9	22.6	7.7
Income from operations	35.1	6.5	28.6	440.0
Other expense:
Interest expense	(0.6)	(0.5)	(0.1)	20.0
Other, net	--	0.1	(0.1)	(100.0)
Total other expense	(0.6)	(0.4)	(0.2)	50.0
Income before income taxes	34.5	6.1	28.4	465.6
Income taxes	14.3	2.6	11.7	450.0
Net income	$20.2	$3.5	$16.7	477.1%

The following table sets forth our historical financial data by segment for the nine months ended September 30, 2010 and 2009 (in millions):

	Nine months ended
	September 30,	Percent of	September 30,	Percent of		Percent
	2010	Revenue	2009	Revenue	Change	Change
Operating revenue
Forward Air	$301.8	86.1%	$251.2	83.9%	$50.6	20.1%
FASI	49.8	14.2	49.2	16.4	0.6	1.2
Intercompany Eliminations	(1.0)	(0.3)	(1.0)	(0.3)	--	--
Total	350.6	100.0	299.4	100.0	51.2	17.1

Purchased transportation
Forward Air	135.9	45.0	116.1	46.2	19.8	17.1
FASI	11.4	22.9	10.4	21.1	1.0	9.6
Intercompany Eliminations	(0.9)	90.0	(0.9)	90.0	--	--
Total	146.4	41.8	125.6	42.0	20.8	16.6

Salaries, wages and employee benefits
Forward Air	73.4	24.3	63.1	25.1	10.3	16.3
FASI	22.3	44.8	23.7	48.2	(1.4)	(5.9)
Total	95.7	27.3	86.8	29.0	8.9	10.3

Operating leases
Forward Air	13.6	4.5	14.1	5.6	(0.5)	(3.5)
FASI	5.8	11.7	6.3	12.8	(0.5)	(7.9)
Total	19.4	5.5	20.4	6.8	(1.0)	(4.9)

Depreciation and amortization
Forward Air	12.3	4.1	12.0	4.8	0.3	2.5
FASI	2.9	5.8	2.7	5.5	0.2	7.4
Total	15.2	4.3	14.7	4.9	0.5	3.4

Insurance and claims
Forward Air	4.7	1.6	5.6	2.2	(0.9)	(16.1)
FASI	1.3	2.6	1.4	2.8	(0.1)	(7.1)
Total	6.0	1.7	7.0	2.3	(1.0)	(14.3)

Fuel expense
Forward Air	2.7	0.9	2.3	0.9	0.4	17.4
FASI	3.3	6.6	2.9	5.9	0.4	13.8
Total	6.0	1.7	5.2	1.7	0.8	15.4

Other operating expenses
Forward Air	22.1	7.3	21.0	8.4	1.1	5.2
FASI	4.8	9.6	5.1	10.4	(0.3)	(5.9)
Intercompany Eliminations	(0.1)	10.0	(0.1)	10.0	--	--
Total	26.8	7.7	26.0	8.7	0.8	3.1

Impairment of goodwill and other intangible assets
Forward Air	--	--	0.2	0.1	(0.2)	(100.0)
FASI	--	--	7.0	14.2	(7.0)	(100.0)
Total	--	--	7.2	2.4	(7.2)	(100.0)

Income (loss) from operations
Forward Air	37.1	12.3	16.8	6.7	20.3	120.8
FASI	(2.0)	(4.0)	(10.3)	(20.9)	8.3	(80.6)
Total	$35.1	10.0%	$6.5	2.2%	$28.6	440.0%

The following table presents the components of the Forward Air segment’s operating revenue and purchased transportation for the nine months ended September 30, 2010 and 2009 (in millions):

	Nine months ended
	September 30,	Percent of	September 30,	Percent of		Percent
	2010	Revenue	2009	Revenue	Change	Change
Forward Air revenue
Airport-to-airport	$234.8	77.8%	$195.3	77.7%	$39.5	20.2%
Logistics	48.3	16.0	38.9	15.5	9.4	24.2
Other	18.7	6.2	17.0	6.8	1.7	10.0
Total	$301.8	100.0%	$251.2	100.0%	$50.6	20.1%

Forward Air purchased transportation
Airport-to-airport	$94.3	40.2%	$82.3	42.1%	$12.0	14.6%
Logistics	36.8	76.2	30.1	77.4	6.7	22.3
Other	4.8	25.7	3.7	21.8	1.1	29.7
Total	$135.9	45.0%	$116.1	46.2%	$19.8	17.1%

Nine months Ended September 30, 2010 compared to Nine months Ended September 30, 2009

Revenues

Operating revenue increased by $51.2 million, or 17.1%, to $350.6 million for the nine months ended September 30, 2010 from $299.4 million in the same period of 2009.

Forward Air

Forward Air operating revenue increased $50.6 million, or 20.1%, to $301.8 million from $251.2 million, accounting for 86.1% of consolidated operating revenue for the nine months ended September 30, 2010 compared to 83.9% for the same period in 2009. Airport-to-airport revenue, which is the largest component of our consolidated operating revenue, increased $39.5 million, or 20.2%, to $234.8 million from $195.3 million, accounting for 77.8% of the segment’s operating revenue during the nine months ended September 30, 2010 compared to 77.7% for the nine months ended September 30, 2009.  Increased tonnage and an increase in our base revenue per pound, excluding net fuel surcharge revenue and Forward Air Complete (“Complete”) revenue, accounted for $28.1 million of the increase in airport-to-airport revenue. Our airport-to-airport business is priced on a per pound basis and the average revenue per pound, excluding the impact of fuel surcharges and Complete, increased 0.9% for the nine months ended September 30, 2010 versus the nine months ended September 30, 2009. Tonnage that transited our network increased by 15.5% in the nine months ended September 30, 2010 compared with the nine months ended September 30, 2009.  The increase in tonnage was primarily driven by the improved economic conditions during 2010 and the resulting increase in shipping activity.  Average base revenue per pound increased as a result of a general rate increase implemented on May 1, 2010.  Through nine months the rate increase has been largely offset by the negative impact of pricing erosion on the first four months of 2010 that was driven by the previous years’ recession.  The remaining increase in airport-to-airport revenue is the result of increased net fuel surcharge revenue and increased revenue from our Complete pick-up and delivery service.  Net fuel surcharge revenue increased $6.1 million during the nine months ended September 30, 2010 as compared to the nine months ended September 30, 2009 in response to increased fuel prices and overall business volumes.  In addition, Complete revenue increased $5.3 million during the nine months ended September 30, 2010 compared to the same period of 2009.  The increase in Complete revenue is attributable to an increased attachment rate of the Complete service to our standard airport-to-airport service and the overall improvement in tonnage volumes during the nine months ended September 30, 2010 compared to the same period in 2009.

Logistics revenue, which is primarily TLX, increased $9.4 million, or 24.2%, to $48.3 million for the nine months ended September 30, 2010 from $38.9 million for the nine months ended September 30, 2009.  TLX revenue, which is priced on a per mile basis, increased $8.2 million and 23.2% for the nine months ended September 30, 2010 as compared to the same period in 2009.  TLX revenue increase was primarily the result of a 18.7% increase in miles driven to support our TLX revenue during the nine months ended September 30, 2010 as compared to the same period in 2009.  TLX average revenue per mile also increased approximately 3.8% during the nine months ended September 30, 2010 compared to the nine months ended September 30, 2009.  Similar to our airport-to-airport service, TLX miles increased in conjunction with the improving economy and the resulting increase in shipping activity.  The increase in average revenue per mile is mainly attributable to increased fuel surcharges as a result of increased fuel prices and increased yield per mile as the increase in shipping activity has resulted in decreased available truckload capacity and reduced truckload price competition.  The remaining $1.2 million increase in logistics revenue was attributable to increases in other non-mileage based logistic revenues, such as drayage.  The increase in non-mileage based services was in conjunction with the improvement in TLX business volumes.

Other revenue, which includes warehousing services and terminal handling, accounts for the final component of Forward Air operating revenue. Other revenue increased $1.7 million, or 10.0%, to $18.7 million during the nine months ended September 30, 2010 from $17.0 million in the same period of 2009.  The increase in revenue was primarily due to increases in handling and sorting services that increased in conjunction with our airport-to-airport business.

FASI

FASI operating revenue increased $0.6 million, or 1.2%, to $49.8 million for the nine months ended September 30, 2010 from $49.2 million for the same period in 2009.  The increase in revenue is the result of various 2009 and 2010 business wins for which service began at various times throughout 2009 and the first half of 2010.  These business wins have been largely mitigated by FASI customer losses.  The lost revenue was low yielding and the anticipated impact on operating results from curtailing these services is projected to be minimal.

Intercompany Eliminations

Intercompany eliminations were $1.0 million for the nine months ended September 30, 2010 and 2009.  The intercompany eliminations are the result of truckload and airport-to-airport services Forward Air provided to FASI and cartage services FASI provided to Forward Air during the nine months ended September 30, 2010 and 2009.

Purchased Transportation

Purchased transportation increased by $20.8 million, or 16.6%, to $146.4 million for the nine months ended September 30, 2010 from $125.6 million in the same period of 2009.  As a percentage of total operating revenue, purchased transportation was 41.8% during the nine months ended September 30, 2010 compared to 42.0% for the same period in 2009.

Forward Air

Forward Air’s purchased transportation increased by $19.8 million, or 17.1%, to $135.9 million for the nine months ended September 30, 2010 from $116.1 million for the nine months ended September 30, 2009. The increase in purchased transportation is primarily attributable to a 13.5% increase in miles and a 3.1% increase in the total cost per mile for the nine months ended September 30, 2010 versus the same period in 2009. As a percentage of segment operating revenue, Forward Air purchased transportation was 45.0% during the nine months ended September 30, 2010 compared to 46.2% for the same period in 2009.

Purchased transportation costs for our airport-to-airport network increased $12.0 million, or 14.6%, to $94.3 million for the nine months ended September 30, 2010 from $82.3 million for the nine months ended September 30, 2009.  For the nine months ended September 30, 2010, purchased transportation for our airport-to-airport network decreased to 40.2% of airport-to-airport revenue from 42.1% for the same period in 2009.  The increase in airport-to-airport purchased transportation was attributable to an 11.6% increase in miles driven by our network of owner-operators or third party transportation providers and a 1.5% increase in the cost per mile paid to our network of owner-operators or third party transportation providers.  The increase in miles increased purchased transportation by $8.1 million while the increase in cost per mile increased purchased transportation by $1.1 million.  Miles driven by our network of owner-operators or third party transportation providers increased in conjunction with the tonnage increase discussed above.  The 1.5% increase in airport-to-airport cost per mile was the result of increased utilization of more costly third party transportation providers as opposed to our network of owner-operators.  In addition to these changes, airport-to-airport purchased transportation increased $2.8 million for third party transportation costs associated with the increased customer utilization of Complete.

Purchased transportation costs for our logistics revenue increased $6.7 million, or 22.3%, to $36.8 million for the nine months ended September 30, 2010 from $30.1 million for the nine months ended September 30, 2009. For the nine months ended September 30, 2010, logistics’ purchased transportation costs represented 76.2% of logistics revenue versus 77.4% for the nine months ended September 30, 2009.  The increase in logistics’ purchased transportation was attributable to a $6.1 million, or 22.0%, increase in TLX purchased transportation.  Miles driven to support our TLX revenue increased 18.7% and our cost per mile increased approximately 2.7% during the nine months ended September 30, 2010 compared to the same period in 2009.   The increase in cost per mile was mostly attributable to the increased utilization of our more costly third party transportation providers as opposed to our network of owner-operators.  Other non-mileage based logistics' purchased transportation costs increased $0.6 million during the nine months ended September 30, 2010 compared to the same period in 2009.

Purchased transportation costs related to our other revenue increased $1.1 million, or 29.7%, to $4.8 million for the nine months ended September 30, 2010 from $3.7 million for the nine months ended September 30, 2009. Other purchased transportation costs as a percentage of other revenue increased to 25.7% of other revenue for the nine months ended September 30, 2010 from 21.8% for the same period in 2009.   The increase in other purchased transportation costs as a percentage of other revenue is attributable to the increased use of more costly third party transportation providers, as opposed to Company-employed drivers or our network of owner-operators, to provide the transportation services associated with our other revenues, such as freight and container transfers and other miscellaneous pick-up and delivery services.

FASI

FASI purchased transportation costs increased $1.0 million, or 9.6%, to $11.4 million for the nine months ended September 30, 2010 from $10.4 million for the nine months ended September 30, 2009.  FASI purchased transportation as a percentage of revenue was 22.9% for the nine months ended September 30, 2010 compared to 21.1% for the nine months ended September 30, 2009.  The increase in FASI purchased transportation as a percentage of revenue is attributable to our efforts to shift FASI to a more variable cost model by increasing the use of owner-operators as opposed to Company-employed drivers.

Intercompany Eliminations

Intercompany eliminations were $0.9 million for the nine months ended September 30, 2010 and 2009. The intercompany eliminations are the result of truckload and airport-to-airport services Forward Air provided to FASI and cartage services FASI provided to Forward Air during the nine months ended September 30, 2010 and 2009.

Salaries, Wages, and Benefits

Salaries, wages and employee benefits increased by $8.9 million, or 10.3%, to $95.7 million for the nine months ended September 30, 2010 from $86.8 million for the nine months ended September 30, 2009.  As a percentage of total operating revenue, salaries, wages and employee benefits was 27.3% during the nine months ended September 30, 2010 compared to 29.0% for the same period in 2009.

Forward Air

Salaries, wages and employee benefits of Forward Air increased by $10.3 million, or 16.3%, to $73.4 million for the nine months ended September 30, 2010 from $63.1 million for the nine months ended September 30, 2009.  Salaries, wages and employee benefits were 24.3% of Forward Air’s operating revenue for the nine months ended September 30, 2010 compared to 25.1% for the same period of 2009.  The $10.3 million increase in salaries, wages, and benefits is driven by increases in employee incentives, loss development reserves associated with workers’ compensation claims, health insurance claims and variable wages.  Employee incentives increased $4.4 million on achievement of quarterly performance goals and progress towards annual senior executive goals for the nine months ended September 30, 2010.  Workers’ compensation claims increased $0.9 million on increases in loss development reserves associated with prior period claims.  Health insurance claims increased $1.1 million primarily as a result of a small number of individually large medical claims that reached our self-insured limits.  The remaining $3.9 million increase is associated with increased variable wages, primarily dock employees, which increased in conjunction with the increased business volumes discussed above.

FASI

Salaries, wages and employee benefits of FASI decreased by $1.4 million, or 5.9%, to $22.3 million for the nine months ended September 30, 2010 from $23.7 million in the same period of 2009.  Salaries, wages and employee benefits were 44.8% of FASI’s operating revenue for the nine months ended September 30, 2010 compared to 48.2% for the same period of 2009.  FASI salary, wages and employee benefits are higher as a percentage of operating revenue than our Forward Air segment, as a larger percentage of the transportation services are performed by Company-employed drivers as opposed to owner-operators.  The decrease in salaries, wages and employee benefits as a percentage of revenue is attributable to reduced dock wages and Company-employed driver pay.   As noted above, to move FASI to a more variable cost structure, we are in the process of shifting, wherever feasible, from Company-employed drivers to a network of owner-operators.  As a result, we reduced pay to Company-employed drivers by 2.1% as a percentage of revenue.  Also, for the nine months ended September 30, 2010 we reduced our dock wages by 1.0% as a percentage of revenue compared to the same period in 2009.  The improvement in dock wages is largely the result of efficiencies gained by installing conveyor systems in our larger facilities and replacing contract labor with Company-employed dock personnel.  The remainder of the decrease in FASI salaries, wages and benefits as a percentage of revenue is primarily due to a reduction in FASI administrative headcount that was executed at the end of the second quarter of 2009.

Operating Leases

Operating leases decreased by $1.0 million, or 4.9%, to $19.4 million for the nine months ended September 30, 2010 from $20.4 million for the nine months ended September 30, 2009.  Operating leases, the largest component of which is facility rent, were 5.5% of consolidated operating revenue for the nine months ended September 30, 2010 compared with 6.8% for the nine months ended September 30, 2009.

Forward Air

Operating leases decreased $0.5 million, or 3.5%, to $13.6 million for the nine months ended September 30, 2010 from $14.1 million for the nine months ended September 30, 2009.  Operating leases were 4.5% of Forward Air operating revenue for the nine months ended September 30, 2010 compared with 5.6% in the same period of 2009.   The decrease in operating leases is mostly attributable to a $0.4 million decrease in office rent and a $0.1 million net decrease in leased or rented trailers and tractors. The decline in office rent was the result of completing our new regional hub in Dallas/Fort Worth at the beginning of the third quarter of 2009.  In conjunction with the opening of this facility we were able to move out of the previously leased facilities and reduce operating lease expense.  This reduction has been partially offset by certain existing terminals being relocated to larger facilities.  Net trailer and tractor lease and rent expense decreased $0.1 million as leased trailers and tractors have been turned in and in some instances replaced with Company-owned equipment.

FASI

FASI operating lease expense decreased $0.5 million, or 7.9%, to $5.8 million for the nine months ended September 30, 2010 from $6.3 million for the same period in 2009.  Approximately $0.4 million of the decrease was attributable to lower facility rent due to the consolidation of duplicate facilities after our 2008 acquisitions.  The remaining $0.1 million decrease is the result of the turn of previously leased or rented equipment.

Depreciation and Amortization

Depreciation and amortization increased $0.5 million, or 3.4%, to $15.2 million for the nine months ended September 30, 2010 from $14.7 million for the nine months ended September 30, 2009.  Depreciation and amortization was 4.3% of consolidated operating revenue for the nine months ended September 30, 2010 compared with 4.9% in the same period of 2009.

Forward Air

Depreciation and amortization increased $0.3 million, or 2.5%, to $12.3 million for the nine months ended September 30, 2010 from $12.0 million for the nine months ended September 30, 2009.  Depreciation and amortization expense as a percentage of Forward Air operating revenue was 4.1% for the nine months ended September 30, 2010 compared to 4.8% for the nine months ended September 30, 2009.  Approximately $0.2 million of the increase in depreciation is attributable to increased depreciation related to the completion of the Company-owned Dallas/Fort Worth regional hub at the beginning of the third quarter of 2009.  The remaining $0.1 million increase is primarily due to new trailers purchased during 2010.

FASI

FASI depreciation and amortization increased $0.2 million, or 7.4%, to $2.9 million for the nine months ended September 30, 2010 from $2.7 million for the nine months ended September 30, 2009.  Depreciation and amortization expense as a percentage of FASI operating revenue was 5.8% for the nine months ended September 30, 2010 and 5.5% for the same period in 2009.  The $0.2 million increase is largely attributable to an allocation of depreciation expense for FASI’s proportionate usage of the Dallas/Fort Worth regional hub.

Insurance and Claims

Insurance and claims expense decreased $1.0 million, or 14.3%, to $6.0 million for the nine months ended September 30, 2010 from $7.0 million for the nine months ended September 30, 2009.  Insurance and claims were 1.7% of consolidated operating revenue for the nine months ended September 30, 2010 compared with 2.3% for the nine months ended September 30, 2009.

Forward Air

Insurance and claims was 1.6% of Forward Air operating revenue for the nine months ended September 30, 2010, compared with 2.2% for the nine months ended September 30, 2009.  The $0.9 million, or 16.1%, decrease is driven by reductions in insurance premiums.   Insurance premiums decreased as a result of a decrease in insurance premiums attributable to reduced current year premiums compared to 2009 on renewed and renegotiated insurance plans and reductions of reserves for premium audits related to previous years.  In addition, during the nine months ended September 30, 2010 we reduced our vehicle loss development reserves by $0.2 million based on a mid-year actuarial analysis of our vehicle claims.

FASI

FASI insurance and claims decreased $0.1 million, or 7.1%, to $1.3 million for the nine months ended September 30, 2010 from $1.4 million for the nine months ended September 30, 2009.  As a percentage of revenue FASI insurance and claims decreased to 2.6% for the nine months ended September 30, 2010 compared to 2.8% of revenues for the nine months ended September 30, 2009.  The $0.1 million decrease is attributable to reductions in cargo claims and legal and professional fees involved with the investigation of FASI accidents.

Fuel Expense

Fuel expense increased $0.8 million, or 15.4%, to $6.0 million for the nine months ended September 30, 2010 from $5.2 million for the nine months ended September 30, 2009.  Fuel expense was 1.7% of consolidated operating revenue for the nine months ended September 30, 2010 compared with 1.7% for the nine months ended September 30, 2009.

Forward Air

Fuel expense was 0.9% of Forward Air operating revenue for the nine months ended September 30, 2010 and 2009. The $0.4 million, or 17.4%, increase was primarily due to the significant increase in average fuel prices during the nine months ended September 30, 2010.

FASI

FASI fuel expense increased $0.4 million, or 13.8%, to $3.3 million for the nine months ended September 30, 2010 from $2.9 million for the nine months ended September 30, 2009.  Fuel expense was 6.6% of FASI operating revenue for the nine months ended September 30, 2010 compared to 5.9% for the nine months ended September 30, 2009.  FASI fuel expense is significantly higher as a percentage of operating revenue than Forward Air’s fuel expense, as FASI utilizes a higher ratio of Company-employed drivers and Company-owned or leased vehicles in its operations than Forward Air.  The increase in FASI fuel expense was attributable to the increase in average fuel prices during the nine months ended September 30, 2010 as compared to the same period in 2009 net of reductions in miles driven by Company-owned units.

Other Operating Expenses

Other operating expenses increased $0.8 million, or 3.1%, to $26.8 million for the nine months ended September 30, 2010 from $26.0 million for the nine months ended September 30, 2009.  Other operating expenses were 7.7% of consolidated operating revenue for the nine months ended September 30, 2010 compared with 8.7% in the same period of 2009.

Forward Air

Other operating expenses increased $1.1 million, or 5.2%, to $22.1 million for the nine months ended September 30, 2010 from $21.0 million for the nine months ended September 30, 2009.  Other operating expenses were 7.3% of Forward Air operating revenue for the nine months ended September 30, 2010 compared to 8.4% for the nine months ended September 30, 2009. The increase in other operating expenses in total dollars was attributable to increases in variable costs, such as dock supplies, vehicle maintenance and tolls, which increased as a result of the increased business volumes discussed previously.  These increases were partially offset by a $0.7 million gain recognized on the termination of a capital lease for a building located near our Columbus, Ohio hub facility.

FASI

FASI other operating expenses decreased $0.3 million, or 5.9%, to $4.8 million for the nine months ended September 30, 2010 compared to $5.1 million for the nine months ended September 30, 2009.  FASI other operating expenses for the nine months ended September 30, 2010 were 9.6% of the segment’s operating revenue compared to 10.4% for the same period in 2009.  The $0.3 million decrease is attributable to reductions in vehicle maintenance, dock supplies and cost control efforts.  Vehicle maintenance decreased $0.2 million on reductions in vehicles due to the turn of leased vehicles assumed with the 2008 acquisitions.  The remaining $0.1 million decrease was attributable to our continuing efforts to reduce and control variable and discretionary costs such as travel, promotional and other back-office expenses.

Intercompany Eliminations

Intercompany eliminations were $0.1 million during the nine months ended September 30, 2010 and 2009. The intercompany eliminations are for agent station services FASI provided to FAI during the nine months ended September 30, 2010 and 2009.

Impairment of Goodwill and Other Intangible Assets

No impairment charges were incurred during the nine months ended September 30, 2010.  Impairment of goodwill and other intangible assets was $7.2 million for the nine months ended September 30, 2009.  Impairment of goodwill and other intangible assets was 2.4% of consolidated operating revenue for the nine months ended September 30, 2009.

Forward Air

No impairment charges were incurred for Forward Air during the nine months ended September 30, 2010.  During the nine months ended September 30, 2009, Forward Air recorded a $0.2 million charge to write off the net book value of certain truckload and cargo handling customer relationships that had been discontinued during the nine months ended September 30, 2009.

FASI

No impairment charges were incurred for FASI during the nine months ended September 30, 2010.  However, during the nine months ended September 30, 2009, we determined there were indicators of potential impairment of the goodwill assigned to the FASI segment.  This determination was made based on the economic recession, declines in current market valuations and FASI operating losses in excess of expectations.  As a result, we performed an interim impairment test as of March 31, 2009.  Based on the results of the impairment test, we recorded a non-cash goodwill impairment charge of $7.0 million related to the FASI segment during the nine months ended September 30, 2009.

 Results from Operations

Income from operations for the nine months ended September 30, 2010 increased $28.6 million to $35.1 million from $6.5 million for the same period in 2009. Income from operations was 10.0% as a percentage of consolidated operating revenue compared to 2.2% for the same period of 2009.

Forward Air

Income from operations increased by $20.3 million to $37.1 million for the nine months ended September 30, 2010 compared with $16.8 million for the nine months ended September 30, 2009.  Income from operations as a percentage of Forward Air operating revenue was 12.3% for the nine months ended September 30, 2010 compared with 6.7% for the nine months ended September 30, 2009.  The increase in income from operations was primarily the result of the increased revenues discussed above and the resulting positive leverage the additional revenues provide against the fixed costs of the Forward Air network.

FASI

FASI’s loss from operations improved $8.3 million, or 80.6%, to a $2.0 million loss for the nine months ended September 30, 2010 from a $10.3 million loss for the nine months ended September 30, 2009.  The decrease in FASI’s loss from operations was primarily driven by the $7.0 million non-cash, goodwill impairment charge included in the results from operations for the nine months ended September 30, 2009.  In addition, the decrease in FASI’s loss from operations was attributable to improved operating efficiencies reflected in the decreases to salaries, wages and benefits and the net reduction of fixed costs between operating leases and depreciation and amortization.  These improvements were offset by increased fuel prices.

Interest Expense

Interest expense increased $0.1 million, or 20.0%, to $0.6 million for the nine months ended September 30, 2010 from $0.5 million for the nine months ended September 30, 2009.  The increase in interest expense was attributable to increases in our credit facility borrowing rates.

Other, Net

Other income decreased $0.1 million, or 100%, from $0.1 million for the nine months ended September 30, 2009.  Decrease in other income was attributable to a gain recognized on non-operating assets during the nine months ended September 30, 2009.

Income Taxes

The combined federal and state effective tax rate for the nine months ended September 30, 2010 was 41.5% compared to a rate of 42.3% for the nine months ended September 30, 2009.  The decrease in the effective tax rate was largely due to improvements in forecasted taxable income net of a $0.2 million increase in reserves for state income tax contingencies and expiration of certain federal income tax credits during the nine months ended September 30, 2010.

Net Income

As a result of the foregoing factors, net earnings increased by $16.7 million, to $20.2 million in net income for the nine months ended September 30, 2010 compared to $3.5 million for the nine months ended September 30, 2009.

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

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital expenditures, with cash flows from operations and borrowings under our bank lines of credit. Net cash provided by operating activities totaled approximately $37.9 million for the nine months ended September 30, 2010 compared to approximately $30.7 million for the nine months ended September 30, 2009. The increase in cash provided by operating activities is mainly attributable to a $10.6 million increase in net earnings after consideration of non-cash items and a $7.4 million decrease in cash used for prepaid assets and accounts payable.   These increases to cash were offset by a $10.8 million reduction in cash provided by accounts receivable.  The decrease in cash from accounts receivable is largely attributable to the increase in business volumes during the nine months ended September 30, 2010, resulting in revenues that will not be collected until late 2010 or early 2011.

Net cash used in investing activities was approximately $10.5 million for the nine months ended September 30, 2010 compared with approximately $18.2 million used in investing activities during the nine months ended September 30, 2009. Investing activities during the nine months ended September 30, 2010 consisted primarily of capital expenditures for new tractors, trailers and vehicles to replace aging units.  The $1.4 million of proceeds from disposal of property and equipment includes approximately $1.3 million of cash received from a lessor as part of final settlement on the terminated capital lease discussed previously.   Cash used for investing activities during the nine months ended September 30, 2009 included capital expenditures primarily for the Dallas/Fort Worth regional hub that was completed at the beginning of the third quarter of 2009.

Net cash used in financing activities totaled approximately $6.2 million for the nine months ended September 30, 2010 compared with approximately $7.4 million used in financing activities during the nine months ended September 30, 2009.  Cash used in financing activities for the nine months ended September 30, 2010 and 2009 mainly included our quarterly dividend payment and scheduled capital lease payments.  The reduction in cash used for financing activities is attributable to reduced capital lease and debt payments and increased proceeds from stock option exercises.  Capital lease and debt payments decreased as certain capital leases and notes payable assumed with past acquisitions reached their scheduled maturity dates.

We currently have access to a $100.0 million senior credit facility.  The facility expires in October 2012 and includes an accordion feature, which if approved by our lender, allows for an additional $50.0 million in borrowings.  However, at this time we believe that to access the accordion feature our lender would require that the interest rates for the senior credit facility be reset to match current market rates.  Interest rates for advances under the senior credit facility are at LIBOR plus 0.6% to 0.9% based upon covenants related to total indebtedness to earnings.  At September 30, 2010, we had $38.3 million of available borrowing capacity under the senior credit facility, not including the accordion feature, and had utilized $11.7 million of availability for outstanding letters of credit.

During the first, second and third quarters of 2010 and 2009, cash dividends of $0.07 per share were declared on common stock outstanding. We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by our Board of Directors.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three and nine months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no unregistered purchases of shares of our common stock during the nine months ended September 30, 2010.

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

Forward Air Corporation
Date: October 29, 2010	By:	/s/ Rodney L. Bell
Rodney L. Bell Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer)

By:	/s/ Michael P. McLean
Michael P. McLean Chief Accounting Officer, Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

No.	Exhibit
3.1	Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999)
3.2	Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3-1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 6, 2009)
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