Form 10-K
period 2010-12-31
FORWARD AIR CORP
filed 2011-02-24
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2010 was approximately $782,940,733 based upon the $27.25 closing price of the stock as reported on The NASDAQ Stock Market LLC on that date. For purposes of this computation, all directors and executive officers of the registrant are assumed to be affiliates. This assumption is not a conclusive determination for purposes other than this calculation.

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share as of February 21, 2011 was 29,140,095.
.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

Introductory Note
This Annual Report on Form 10-K for the fiscal year ended December 31, 2010 (this “Form 10-K”) contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. Some forward-looking statements may be identified by use of such terms as “believes,” “anticipates,” “intends,” “plans,” “estimates,” “projects” or “expects.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The following is a list of factors, among others, that could cause actual results to differ materially from those contemplated by the forward-looking statements: economic factors such as recessions, inflation, higher interest rates and downturns in customer business cycles, our inability to maintain our historical growth rate because of a decreased volume of freight or decreased average revenue per pound of freight moving through our network, increasing competition and pricing pressure, surplus inventories, loss of a major customer, the creditworthiness of our customers and their ability to pay for services rendered, our ability to secure terminal facilities in desirable locations at reasonable rates, the inability of our information systems to handle an increased volume of freight moving through our network, changes in fuel prices, claims for property damage, personal injuries or workers’ compensation, employment matters including rising health care costs, enforcement of and changes in governmental regulations, environmental and tax matters, the handling of hazardous materials, the availability and compensation of qualified independent owner-operators and freight handlers needed to serve our transportation needs and our inability to successfully integrate acquisitions. As a result of the foregoing, no assurance can be given as to future financial condition, cash flows or results of operations. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Part I
Item 1.	Business

We were formed as a corporation under the laws of the State of Tennessee on October 23, 1981. Our operations can be broadly classified into two principal segments:  Forward Air, Inc. (“Forward Air”) and Forward Air Solutions, Inc. (“FASI”).

Through our Forward Air segment, we are a leading provider of time-definite surface transportation and related logistics services to the North American deferred air freight market. We offer our customers local pick-up and delivery (Forward Air Complete™) and scheduled surface transportation of cargo as a cost-effective, reliable alternative to air transportation. We transport cargo that must be delivered at a specific time but is less time-sensitive than traditional air freight. This type of cargo is frequently referred to in the transportation industry as deferred air freight. We operate our Forward Air segment through a network of terminals located on or near airports in 84 cities in the United States and Canada, including a central sorting facility in Columbus, Ohio and 12 regional hubs serving key markets.  We also offer our customers an array of logistics and other services including: expedited full truckload  (“TLX”); dedicated fleets; warehousing; customs brokerage; and shipment consolidation, deconsolidation and handling.

Through our Forward Air segment, we market our airport-to-airport services primarily to air freight forwarders, integrated air cargo carriers, and passenger and cargo airlines. To serve this market, we offer customers a high level of service with a focus on on-time, damage-free deliveries. We serve our customers by locating terminals on or near airports and maintaining regularly scheduled transportation service between major cities. We either receive shipments at our terminals or pick up shipments directly from our customers and transport them by truck (i) directly to the destination terminal; (ii) to our Columbus, Ohio central sorting facility; or (iii) to one of our 12 regional hubs, where they are unloaded, sorted and reloaded. After reloading the shipments, we deliver them to the terminals nearest their destinations and then, if requested by the customer, on to a final designated site. We ship freight directly between terminals when justified by the tonnage volume. During 2010, approximately 24.6% of the freight we handled was for overnight delivery, approximately 60.1% was for delivery within two to three days and the balance was for delivery in four or more days. We generally do not market our airport-to-airport services directly to shippers (where such services might compete with our freight forwarder customers). Also, because we do not place significant size or weight restrictions on airport-to-airport shipments, we generally do not compete directly with integrated air cargo carriers such as United Parcel Service and Federal Express in the overnight delivery of small parcels. In 2010, Forward Air’s five largest customers accounted for approximately 21.6% of Forward Air’s operating revenue and no single customer accounted for more than 10.0% of Forward Air’s operating revenue.

 We continue to develop and implement complimentary services to the airport-to-airport network.  Our complimentary services including TLX full truckload; dedicated fleets; local pick-up and delivery; warehousing; customs brokerage; and shipment consolidation, deconsolidation and handling are critical to helping meet the changing needs of our customers and for efficiently using the people and resources of our airport-to-airport network.

Through our FASI segment, which we formed in July 2007 in conjunction with our acquisition of certain assets and liabilities of USA Carriers, Inc. (“USAC”), we provide pool distribution services throughout the Mid-Atlantic, Southeast, Midwest and Southwest continental United States.  Pool distribution involves managing high-frequency, last mile handling and distribution of time-sensitive product to numerous destinations in specific geographic regions.  Our primary customers for pool distribution are regional and nationwide distributors and specialty retailers, such as mall, strip mall and outlet-based retail chains. We service these customers through a network of terminals and service centers located in 19 cities.  FASI’s four largest customers accounted for approximately 70.4% of FASI’s operating revenue, but revenues from these four customers did not exceed 10.0% of our consolidated revenue.  No other customers accounted for more than 10.0% of FASI’s operating revenue.

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

•
Less-than-truckload carriers also provide pick-up and delivery services through their own fleet of trucks. These carriers operate terminals where a single shipment is unloaded, sorted and reloaded multiple times.  This additional handling increases transit time, handling costs and the likelihood of cargo damage or theft.

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

•
Expansive Network of Terminals and Sorting Facilities. We have developed a network of Forward Air terminals and sorting facilities throughout the United States and Canada located on or near airports. We believe it would be difficult for a competitor to duplicate our Forward Air network without the expertise and strategic facility locations we have acquired without expending significant capital and management resources. Our expansive Forward Air network enables us to provide regularly scheduled service between most markets with low levels of freight damage or loss, all at rates which in general are significantly below air freight rates.

Primarily through acquisitions, we have established a FASI network of terminals and service centers throughout the Mid-Atlantic, Southeast, Midwest and Southwest continental United States.  The pool distribution market is very fragmented and our competition primarily consists of regional and local providers.  We believe that through our network of FASI terminals and service locations we can offer our pool distribution customers comprehensive, high-quality service across the majority of the continental United States.

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

•
Comprehensive Logistic and Other Service Offerings. Forward Air offers an array of logistic and other services including: TLX, pick-up and delivery (Forward Air Complete™), dedicated fleet, warehousing, customs brokerage and shipment consolidation and handling. These services are an essential part of many of our Forward Air customers’ transportation needs and are not offered by many of our competitors.  Forward Air is able to provide these services utilizing existing infrastructure and thereby earning additional revenue without incurring significant additional fixed costs.

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

We are committed to developing the same superior level of information technology for FASI.  One of the challenges FASI faces is the integration of many different software applications utilized by not only the companies FASI acquired but our individual customers as well.  In 2010, we substantially completed a comprehensive system that will provide our pool distribution customers with the same level of visibility, interactivity and flexibility as experienced by our Forward Air customers.  We continue to invest in enhancements to the FASI systems.

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

Growth Strategy

Our growth strategy is to take advantage of our competitive strengths in order to increase our profits and shareholder returns. Our goal is to use our established networks as the base from which to expand and launch new services that will allow us to grow in any economic environment.  Principal components of our efforts include:

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

•
Develop New Customers. We continue to actively market our Forward Air and FASI services to potential new customers. In our Forward Air segment, we believe air freight forwarders will continue to move away from integrated air cargo carriers because those carriers charge higher rates, and away from less-than-truckload carriers because those carriers provide less reliable service and compete for the same customers as do the air freight forwarders.  In addition, we believe Forward Air’s comprehensive North American network and related logistics services are attractive to domestic and international airlines.   Forward Air Complete™ can also help attract business from new customers who require pick-up and delivery for their shipments.  In our pool distribution business, we are emphasizing the development of relationships with customers who have peak volume seasons outside of the traditional fourth quarter spike in order to stabilize FASI’s earnings throughout the calendar year.  We are currently targeting customers from industries such as hospitality, healthcare and publishing. Further, by expanding our network of FASI terminals, we believe we can attract new customers and new business from existing customers by offering our services across multiple regions of the continental United States.  During the upcoming years, we plan on expanding FASI’s terminal footprint by opening FASI operations in select Forward Air terminals.  We believe the utilization of existing Forward Air terminals will allow us to increase our FASI revenues with minimal addition of fixed costs.

•
Improve Efficiency of Our Transportation Network. We constantly seek to improve the efficiency of our airport-to-airport and FASI networks. Regional hubs and direct shuttles improve Forward Air’s efficiency by reducing the number of miles freight must be transported and the number of times freight must be handled and sorted. As the volume of freight between key markets increases, we intend to continue to add direct shuttles. Since 2006, we have constructed or expanded terminals in key gateway cities.  With these new and expanded facilities, we believe we will have the necessary space to grow our business in key gateway cities and to offer additional services.  We are working to improve our FASI operations by increasing the efficiencies of our daily and weekly transportation routes and the cartons handled per hour on our docks.  We are constantly looking to improve our route efficiencies by consolidating loads and utilizing owner-operators when available.  We are investing in conveyor systems for certain FASI terminals to increase the productivity of our cargo handlers.  Finally, we are actively looking to reduce or eliminate the number of duplicate facilities in cities which have both Forward Air and FASI terminals.  We have combined Forward Air and FASI facilities in Dallas/Fort Worth, Texas, Des Moines, Iowa, Denver, Colorado, Kansas City, Missouri, Nashville, TN, Richmond, Virginia and Tulsa, Oklahoma, and will continue this process in upcoming years as the expiration of leases and business volumes allow.   In addition, FASI is providing agent station services to Forward Air in Albuquerque, New Mexico and Montgomery, Alabama.

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

•
Expand Pool Distribution Services and Integrate with our Forward Air Services. In addition to increasing our revenue from traditional pool distribution services, we are working to expand FASI’s customer base beyond retail and to integrate our Forward Air and FASI service offerings.  Through this process, we are able to offer customers linehaul or truckload services, with handling and sorting at the origin and destination terminal, and final distribution to one or many locations utilizing FASI pool distribution and Forward Air Complete™.

•
Enhance Information Systems. We are committed to the continued development and enhancement of our information systems in ways that will continue to provide us competitive service advantages and increased productivity. We believe our enhanced systems have and will assist us in capitalizing on new business opportunities with existing customers and developing relationships with new customers.

•
Pursue Strategic Acquisitions. We continue to evaluate acquisitions that can increase our penetration of a geographic area, add new customers, add new business verticals, increase freight volume and add new service offerings.  In addition, we expect to explore acquisitions that may enable us to offer additional services.  Since our inception, we have acquired certain assets and liabilities of 12 businesses that met one or more of these criteria.  During 2008, we acquired certain assets and liabilities of two companies that met these criteria.

➢
In March 2008, we acquired certain assets and liabilities of Pinch Holdings, Inc. and its related company AFTCO Enterprises, Inc. and certain of their respective wholly-owned subsidiaries (“Pinch”).  Pinch was a privately-held provider of pool distribution, airport-to-airport, truckload, custom, and cartage services primarily to the Southwestern continental United States.  This acquisition gave FASI a presence primarily in Texas and strengthened the position of our Forward Air network in the Southwest United States.

➢
In September 2008, we acquired certain assets and liabilities of Service Express, Inc. (“Service Express”).  The acquisition of Service Express, a privately-held provider of pool distribution services, helped us expand FASI’s geographic footprint in the Mid-Atlantic and Southeastern continental United States.

Operations

We operate in two reportable segments, based on differences in the services provided:   Forward Air and FASI.  Through Forward Air, we are a leading provider of time-definite transportation and related logistics services to the North American deferred air freight market. Forward Air’s activities can be broadly classified into three categories of services: airport-to-airport, logistics and other.

Through our FASI segment, we provide pool distribution services throughout the Mid-Atlantic, Southeast, Midwest and Southwest continental United States.  Pool distribution involves managing high-frequency handling and distribution of time-sensitive product to numerous destinations in specific geographic regions.

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

Terminals

 Our airport-to-airport network consists of terminals located in the following 84 cities:

City	Airport Served	City	Airport Served
Albany, NY	ALB	Louisville, KY	SDF
Albuquerque, NM***	ABQ	Memphis, TN	MEM
Allentown, PA*	ABE	McAllen, TX	MFE
Atlanta, GA	ATL	Miami, FL	MIA
Austin, TX	AUS	Milwaukee, WI	MKE
Baltimore, MD	BWI	Minneapolis, MN	MSP
Baton Rouge, LA*	BTR	Mobile, AL*	MOB
Birmingham, AL*	BHM	Moline, IA	MLI
Blountville, TN*	TRI	Montgomery, AL***	MGM
Boston, MA	BOS	Nashville, TN**	BNA
Buffalo, NY	BUF	Newark, NJ	EWR
Burlington, IA	BRL	Newburgh, NY	SWF
Cedar Rapids, IA	CID	New Orleans, LA	MSY
Charleston, SC	CHS	New York, NY	JFK
Charlotte, NC	CLT	Norfolk, VA	ORF
Chicago, IL	ORD	Oklahoma City, OK	OKC
Cincinnati, OH	CVG	Omaha, NE	OMA
Cleveland, OH	CLE	Orlando, FL	MCO
Columbia, SC*	CAE	Pensacola, FL*	PNS
Columbus, OH	CMH	Philadelphia, PA	PHL
Corpus Christi, TX*	CRP	Phoenix, AZ	PHX
Dallas/Ft. Worth, TX**	DFW	Pittsburgh, PA	PIT
Dayton, OH*	DAY	Portland, OR	PDX
Denver, CO**	DEN	Raleigh, NC	RDU
Des Moines, IA**	DSM	Richmond, VA**	RIC
Detroit, MI	DTW	Rochester, NY	ROC
El Paso, TX	ELP	Sacramento, CA	SMF
Greensboro, NC	GSO	Salt Lake City, UT	SLC
Greenville, SC	GSP	San Antonio, TX	SAT
Hartford, CT	BDL	San Diego, CA	SAN
Harrisburg, PA	MDT	San Francisco, CA	SFO
Houston, TX	IAH	Seattle, WA	SEA
Huntsville, AL*	HSV	Shreveport, LA*	SHV
Indianapolis, IN	IND	St. Louis, MO	STL
Jacksonville, FL	JAX	Syracuse, NY	SYR
Kansas City, MO**	MCI	Tampa, FL	TPA
Knoxville, TN*	TYS	Toledo, OH*	TOL
Lafayette, LA*	LFT	Tucson, AZ*	TUS
Laredo, TX	LRD	Tulsa, OK**	TUL
Las Vegas, NV	LAS	Washington, DC	IAD
Little Rock, AR*	LIT	Montreal, Canada*	YUL
Los Angeles, CA	LAX	Toronto, Canada	YYZ

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

Shipments

The average weekly volume of freight moving through our network was approximately 32.6 million pounds per week in 2010. During 2010, our average shipment weighed approximately 717 pounds and shipment sizes ranged from small boxes weighing only a few pounds to large shipments of several thousand pounds. Although we impose no significant size or weight restrictions, we focus our marketing and price structure on shipments of 200 pounds or more. As a result, we typically do not directly compete with integrated air cargo carriers in the overnight delivery of small parcels. The table below summarizes the average weekly volume of freight moving through our network for each year since 1996.

Average Weekly
Volume in Pounds
Year	(In millions)
1996	10.5
1997	12.4
1998	15.4
1999	19.4
2000	24.0
2001	24.3
2002	24.5
2003	25.3
2004	28.7
2005	31.2
2006	32.2
2007	32.8
2008	34.2
2009	28.5
2010	32.6

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

Our logistics and other services allow customers to access the following services from a single source:

•	expedited full truckload, or TLX;

•	dedicated fleets;

•	customs brokerage, such as assistance with U.S. Customs and Border Protection (“U.S. Customs”) procedures for both import and export shipments;

•	warehousing, dock and office space;

•	drayage and intermodal;

•	hotshot or ad-hoc ultra expedited services; and

•	shipment consolidation and handling, such as shipment build-up and break-down and reconsolidation of air or ocean pallets or containers.

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

Revenue and purchased transportation for our TLX and dedicated fleet services are largely determined by the number of miles driven.  The table below summarizes the average miles driven per week to support our logistics services since 2003:

Average Weekly Miles
Year	(In thousands)
2003	211
2004	259
2005	248
2006	331
2007	529
2008	676
2009	672
2010	788

Forward Air Solutions (FASI)

Pool Distribution

Through our FASI segment we provide pool distribution services through a network of terminals and service locations in 19 cities throughout the Mid-Atlantic, Southeast, Midwest and Southwest continental United States.  Pool distribution involves managing high-frequency handling and distribution of time-sensitive product to numerous destinations in specific geographic regions.  Our primary customers for this product are regional and nationwide distributors and retailers, such as mall, strip mall and outlet-based retail chains.  However, in order to reduce the seasonal volatility of FASI’s revenue, we are focused on diversifying the FASI customer base to include customers from industries such as hospitality, healthcare and publishing.

Our pool distribution network consists of terminals and service locations in the following 19 cities:

City
Albuquerque, NM***	Kansas City, MO**
Atlanta, GA	Lakeland, FL
Baltimore, MD	Las Vegas, NV
Charlotte, NC	Miami, FL
Dallas/Ft. Worth, TX**	Montgomery, AL***
Denver, CO**	Nashville, TN**
Des Moines, IA**	Richmond, VA**
Greensboro, NC	San Antonio, TX
Houston, TX	Tulsa, OK**
Jacksonville, FL

**   Denotes a location with combined Forward Air and FASI operations.
*** Denotes a location that provides agent station services to Forward Air.

Customers and Marketing

Our Forward Air wholesale customer base is primarily comprised of air freight forwarders, integrated air cargo carriers and passenger and cargo airlines. Our air freight forwarder customers vary in size from small, independent, single facility companies to large, international logistics companies such as SEKO Worldwide, AIT Worldwide Logistics, Expeditors International of Washington, Associated Global, UPS Supply Chain Solutions and Pilot Air Freight. Because we deliver dependable service, integrated air cargo carriers such as UPS Cargo and DHL Worldwide Express use our network to provide overflow capacity and other services, including shipment of bigger packages and pallet-loaded cargo. Our passenger and cargo airline customers include British Airways, United Airlines and Delta.

Our FASI pool distribution customers are primarily comprised of national and regional retailers and distributors, such as The Limited, The Marmaxx Group, The GAP, and Aeropostale.  We also conduct business with other pool distribution providers.

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

During 2010, we continue to make significant investments in technology for FASI.  We continued our development of a FASI driven enhancement to our existing Forward Air applications.  This system enhancement, called FASTRACS, is designed specifically to meet the retail distribution business demands, and makes use of the most modern wireless technologies available. FASTRACS was implemented in 2010 for a select group of customers and is being designed so as to be the primary technology platform for all future customers.

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

As a result of efforts to expand our logistics and other services, seasonal demands and volume surges in particular markets, we also purchase transportation from other surface transportation providers to handle overflow volume. Of the $201.4 million incurred for purchased transportation during 2010, we purchased 63.9% from owner-operators and 36.1% from other surface transportation providers.

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

Seasonality

Historically, our operating results have been subject to seasonal trends when measured on a quarterly basis. The first quarter has traditionally been the weakest and the third and fourth quarters have traditionally been the strongest. Typically, this pattern has been the result of factors such as economic conditions, customer demand, weather and national holidays. Additionally, a significant portion of our revenue is derived from customers whose business levels are impacted by the economy.  The impact of seasonal trends is more pronounced on our pool distribution business.  The pool distribution business is seasonal and operating revenues and results tend to be higher in the third and fourth quarters than in the first and second quarters.

Employees

    As of December 31, 2010, we had 1,627 full-time employees, 576 of whom were freight handlers. Also, as of that date, we had an additional 1,090 part-time employees, of whom the majority was freight handlers. None of our employees are covered by a collective bargaining agreement. We recogize that our workforce, including our freight handlers, is one of our most valuable assets. The recruitment, training and retention of qualified employees is essential to support our continued growth and to meet the service requirements of our customers.

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

Regulation

The DOT and various state and federal agencies have been granted broad powers over our business. These entities generally regulate such activities as authorization to engage in property brokerage and motor carrier operations, safety and financial reporting. We are licensed through our subsidiaries by the DOT as a motor carrier and as a property broker to arrange for the transportation of freight by truck. Our domestic customs brokerage operations are licensed by U.S. Customs. We are subject to similar regulation in Canada.

Service Marks

Through one of our subsidiaries, we hold federal trademark registrations or applications for federal trademark registration, associated with the following service marks: Forward Air, Inc. ®, North America’s Most Complete Roadfeeder Network ®, Forward Air ™, Forward Air Solutions ®, Forward Air TLX™, and Forward Air Complete ™. These marks are of significant value to our business.

Website Access

We file reports with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. We are an electronic filer and the SEC maintains an Internet site at www.sec.gov that contains these reports and other information filed electronically. We make available free of charge through our website our Code of Business Conduct and Ethics and our reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Our website address is www.forwardair.com. Please note that this website address is provided as an inactive textual reference only. The information provided on the website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

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

Severe economic downturns like the recession experienced in 2008 and 2009 can result in weaker demand for ground transportation services, which may have a significant negative impact on our results of operations.

During 2008 and 2009, we experienced significantly weaker demand for our airport-to-airport and pool distribution services as a result of the severe downturn in the economy.  We began to experience weakening demand late in 2008, and this weakness continued throughout most of 2009.  During the time in question, we adjusted the size of our owner-operator fleet and reduced employee headcount to compensate for the drop in demand.  If the economic downturn persisted or worsened, demand for our services may have continued to weaken.  No assurance can be given that reductions in owner-operators and employees or other steps we may take during similar times in the future will be adequate to offset the effects of reduced demand.

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

    We have $31.3 million of recorded net definite-lived intangible assets on our consolidated balance sheet at December 31, 2010.  Our definite-lived intangible assets primarily represent the value of customer relationships and non-compete agreements that were recorded in conjunction with our various acquisitions.  We review our long-lived assets, such as our definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Impairment is recognized on these assets when the sum of undiscounted estimated cash flows expected to result from the use of the asset is less than the carrying value.  If such measurement indicates an impairment, we would be required to record a non-cash impairment charge to our statement of income in the amount that the carrying value of these assets exceed the estimated fair value of the assets.

    We also have recorded goodwill of $43.3 million on our consolidated balance sheet at December 31, 2010.  Goodwill is assessed for impairment annually (or more frequently if circumstances indicate possible impairment) for each of our reportable segments.  This assessment includes comparing the fair value of each reportable segment to the carrying value of the assets assigned to each reportable segment.  If the carrying value of the reportable segment was to exceed our estimated fair value of the reportable segment, we would then be required to estimate the fair value of the individual assets and liabilities within the reportable segment to ascertain the amount of fair value of goodwill and any potential impairment.  If we determine that our fair value of goodwill is less than the related book value, we could be required to record a non-cash impairment charge to our statement of income, which could have a material adverse effect on our earnings.  During 2009, we determined there were indicators of potential impairment of the goodwill assigned to the FASI segment.  This determination was based on the continuing economic recession, declines in current market valuations and FASI operating losses in excess of expectations.  As a result, we performed an interim impairment test in accordance with our accounting policy discussed above as of March 31, 2009.  Based on the results of the interim impairment test, we concluded that an impairment loss was probable and could be reasonably estimated.  Consequently, we recorded a non-cash goodwill impairment charge of $7.0 million related to the FASI segment during 2009.

    The estimation of fair value related to the impairment test for goodwill is particularly sensitive to projected financial information used in the calculations.  Earnings estimated to be generated by our Forward Air segment are expected to continue supporting the carrying value of its goodwill.  Our FASI segment is currently facing the challenges of building and expanding a business during difficult economic times.  If these overall economic conditions continue for an extended period of time, future estimates of projected financial information may be reduced, and we may be required to record an additional impairment charge against the carrying value of FASI’s goodwill.

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

Our information technology systems are dependent upon global communications providers, web browsers, telephone systems and other aspects of the Internet infrastructure that have experienced significant system failures and electrical outages in the past. While we take measures to ensure our major systems have redundant capabilities, our systems are susceptible to outages from fire, floods, power loss, telecommunications failures, break-ins and similar events. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. The occurrence of any of these events could disrupt or damage our information technology systems and hamper our internal operations, our ability to provide services to our customers and the ability of our customers to access our information technology systems. This may result in the loss of customers or a reduction in demand for our services.

If we have difficulty attracting and retaining owner-operators or freight handlers, our results of operations could be adversely affected.

    We depend on owner-operators for most of our transportation needs. In 2010, owner-operators provided 63.9% of our purchased transportation. Competition for owner-operators is intense, and sometimes there are shortages of available owner-operators. In addition, we need a large number of freight handlers to operate our business efficiently. During periods of low unemployment in the areas where our terminals are located, we may have difficulty hiring and retaining a sufficient number of freight handlers. If we have difficulty attracting and retaining enough qualified owner-operators or freight handlers, we may be forced to increase wages and benefits, which would increase our operating costs. This difficulty may also impede our ability to maintain our delivery schedules, which could make our service less competitive and force us to curtail our planned growth. If our labor costs increase, we may be unable to offset the increased labor costs by increasing rates without adversely affecting our business. As a result, our profitability may be reduced.

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

The DOT and various state and federal agencies have been granted broad regulatory powers over our business, and we are licensed by the DOT and U.S. Customs. If we fail to comply with any applicable regulations, our licenses may be revoked or we could be subject to substantial fines or penalties and to civil and criminal liability.

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

In June 2009, we completed the construction of a facility near Dallas/Fort Worth, Texas. The facility has over 216,000 square feet with 134 trailer doors and approximately 28,000 square feet of office space.  We also own facilities near Chicago, Illinois and Atlanta, Georgia.  The Atlanta, Georgia facility is over 142,000 square feet with 118 trailer doors and approximately 12,000 square feet of office space.  The Chicago, Illinois facility is over 125,000 square feet with 110 trailer doors and over 10,000 square feet of office space.

We lease and maintain 72 additional terminals, including our pool distribution terminals, located in major cities throughout the United States and Canada. Lease terms for these terminals are typically for three to five years. The remaining 17 terminals are agent stations operated by independent agents who handle freight for us on a commission basis.

We own the majority of trailers we use to move freight through our networks. Substantially all of our trailers are 53’ long, some of which have specialized roller bed equipment required to serve air cargo industry customers. At December 31, 2010, we had 2,321 owned trailers in our fleet with an average age of approximately 5.1 years.  In addition, as a result of our last acquisitions, at December 31, 2010, we also had 54 leased trailers in our fleet.

Through acquisitions, we have also increased the size of our tractor and straight truck fleets.  At December 31, 2010, we had 367 owned tractors and straight trucks in our fleet, with an average age of approximately 4.2 years.  In addition, at December 31, 2010, we also had 89 leased tractors and straight trucks in our fleet.

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

    During the fourth quarter of the fiscal year ended December 31, 2010, no matters were submitted to a vote of security holders through the solicitation of proxies or otherwise.

Executive Officers of the Registrant

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K of the Securities Act and General Instruction G(3) to Form 10-K, the following information is included in Part I of this report. The ages listed below are as of December 31, 2010.

The following are our executive officers:

Name	Age	Position
Bruce A. Campbell	59	President and Chief Executive Officer
Rodney L. Bell	48	Chief Financial Officer, Senior Vice President and Treasurer
Craig A. Drum	55	Senior Vice President, Sales
Matthew J. Jewell	44	Executive Vice President, Chief Legal Officer and Secretary
Chris C. Ruble	48	Executive Vice President, Operations

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

Rodney L. Bell began serving as Chief Financial Officer, Senior Vice President and Treasurer in June 2006. Mr. Bell, who is a Certified Public Accountant (inactive), was appointed Chief Accounting Officer in February 2006 and continued to serve as Vice President and Controller, positions held since October 2000 and February 1995, respectively. Mr. Bell joined the Company in March 1992 as Assistant Controller after serving as a senior manager with the accounting firm of Adams and Plucker in Greeneville, Tennessee.

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

2010	High	Low	Dividends
First Quarter	$27.37	$21.92	$0.07
Second Quarter	30.30	25.29	0.07
Third Quarter	29.91	22.39	0.07
Fourth Quarter	30.16	24.63	0.07

2009	High	Low	Dividends
First Quarter	$24.66	$13.80	$0.07
Second Quarter	24.60	13.48	0.07
Third Quarter	25.39	19.73	0.07
Fourth Quarter	26.29	20.32	0.07

There were approximately 386 shareholders of record of our Common Stock as of January 14, 2011.

Subsequent to December 31, 2010, our Board of Directors declared a cash dividend of $0.07 per share that will be paid on March 28, 2011 to shareholders of record at the close of business on March 13, 2011. We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

There are no material restrictions on our ability to declare dividends.

None of our securities were sold during fiscal year 2010 without registration under the Securities Act.

Securities Authorized for Issuance Under Equity Compensation Plans

    The following table provides information as of December 31, 2010 with respect to shares of our Common Stock that may be issued under existing equity compensation plans, the 1999 Stock Option and Incentive Plan (the “1999 Plan”), the Amended and Restated Stock Option and Incentive Plan (“1999 Amended Plan”), the Non-Employee Director Stock Option Plan (the “NED Plan”), the 2000 Non-Employee Director Award (the “2000 NED Award”), the 2005 Employee Stock Purchase Plan (the “ESPP”) and the Amended and Restated Non-Employee Director Stock Plan (the “Amended Plan”).  Our shareholders have approved each of these plans.

Equity Compensation Plan Information

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
		(a)	(b)
Equity Compensation Plans Approved by Shareholders	3,784,123	$26	2,759,609
Equity Compensation Plans Not Approved by Shareholders	--	--	--
Total	3,784,123	$26	2,759,609

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

(b)	Includes shares available for future issuance under the ESPP. As of December 31, 2010, an aggregate of 439,090 shares of Common Stock were available for issuance under the ESPP.

 Stock Performance Graph

The following graph compares the percentage change in the cumulative shareholder return on our Common Stock with The NASDAQ Trucking and Transportation Stocks Index and The NASDAQ Global Select Stock Market™ Index commencing on the last trading day of December 2005 and ending on the last trading day of December 2010. The graph assumes a base investment of $100 made on December 31, 2005 and the respective returns assume reinvestment of all dividends. The comparisons in this graph are required by the SEC and, therefore, are not intended to forecast or necessarily be indicative of any future return on our Common Stock.

	2005	2006	2007	2008	2009	2010
Forward Air Corporation	100	79	85	66	68	77
Nasdaq Trucking and Transportation Stocks Index	100	106	110	77	80	105
Nasdaq Global Select Stock Market Index	100	110	122	73	106	124

Issuer Purchases of Equity Securities

No shares of our Common Stock were repurchased by the Company during the quarter ended December 31, 2010.

Item 6.	Selected Financial Data

The following table sets forth our selected financial data. The selected financial data should be read in conjunction with our consolidated financial statements and notes thereto, included elsewhere in this report.

	Year ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2010	2009	2008	2007	2006
	(In thousands, except per share data)
Income Statement Data:
Operating revenue	$483,939	$417,410	$474,436	$392,737	$352,758
Income from operations	53,739	18,550	70,285	71,048	75,396
Operating margin (1)	11.1%	4.4%	14.8%	18.1%	21.4%
Net income	32,036	9,802	42,542	44,925	48,923
Net income per share:
Basic	$1.11	$0.34	$1.48	$1.52	$1.57
Diluted	$1.10	$0.34	$1.47	$1.50	$1.55

Cash dividends declared per common share	$0.28	$0.28	$0.28	$0.28	$0.28

Balance Sheet Data (at end of period):
Total assets	$348,796	$316,730	$307,527	$241,884	$213,014
Long-term obligations, net of current portion	50,883	52,169	53,035	31,486	796
Shareholders' equity	256,086	224,507	216,434	171,733	185,227

(1) Income from operations as a percentage of operating revenue

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Results from Operations

    During the year ended December 31, 2010, driven by our Forward Air segment we experienced significant year-over-year increases in our consolidated revenues and results from operations.  We largely attribute the increase in Forward Air revenue and income from operations to the improving economic conditions and its effects on our overall business volumes and the rates we are able to charge for our core services.

FASI revenue was consistent year-over-year.  FASI 2010 revenue growth was impeded by customer losses during 2010 which were mostly offset by new business wins.  In particular, during the second quarter of 2010, we ceased providing services to one of FASI’s largest customers at the time.  These customer losses resulted in approximately $9.6 million less FASI revenue in 2010 compared to 2009, but these losses were offset by new customer wins.  While the customer losses mitigated revenue growth during 2010 and will continue to lessen FASI’s revenue growth during the first half of 2011, the lost revenue was low yielding and the anticipated impact on operating results from curtailing these services has been minimal.  The improvement in FASI’s loss from operations in 2010 as compared to 2009 is largely attributable to 2009 including a $7.0 million impairment of goodwill, as well as the removal of a poor performing customer account and improvements in operational efficiency during 2010.

Throughout 2010 fuel prices increased notably over 2009.  Our net fuel surcharge revenue is the result of our fuel surcharge rates, which are set weekly using the national average for diesel price per gallon, and the tonnage transiting our network.  The increase in shipping activity combined with the increasing diesel fuel prices have resulted in an increase in our net fuel surcharge revenue.  Total net fuel surcharge revenue increased 59.8% during 2010 compared to 2009.

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

    In accordance with our accounting policy, we conducted our annual impairment test of goodwill for each reportable segment as of June 30, 2009 and 2010 and no further impairment charges were required.

    As of December 31, 2010, the carrying value of goodwill related to the Forward Air and FASI segments was $37.9 million and $5.4 million, respectively.  The estimation of fair value related to the impairment test for goodwill is particularly sensitive to projected financial information used in the calculations.  Earnings estimated to be generated by our Forward Air segment are expected to continue supporting the carrying value of its goodwill.  Our FASI segment is currently facing the challenges of building and expanding a business during difficult economic times.  If these overall economic conditions worsen or continue for an extended period of time, future estimates of projected financial information may be reduced, and we may be required to record an additional impairment charge against the carrying value of FASI’s goodwill.

Results of Operations

The following table sets forth our historical financial data for the years ended December 31, 2010 and 2009 (in millions):

	Year ended
	December 31,	December 31,		Percent
	2010	2009	Change	Change
Operating revenue	$483.9	$417.4	$66.5	15.9%
Operating expenses:
Purchased transportation	201.4	174.4	27.0	15.5
Salaries, wages, and employee benefits	129.1	118.8	10.3	8.7
Operating leases	26.3	27.3	(1.0)	(3.7)
Depreciation and amortization	20.4	19.7	0.7	3.6
Insurance and claims	8.4	9.7	(1.3)	(13.4)
Fuel expense	8.5	7.3	1.2	16.4
Other operating expenses	36.1	34.4	1.7	4.9
Impairment of goodwill and other intangible assets	--	7.2	(7.2)	(100.0)
Total operating expenses	430.2	398.8	31.4	7.9
Income from operations	53.7	18.6	35.1	188.7
Other income (expense):
Interest expense	(0.7)	(0.7)	--	--
Other, net	0.1	0.1	--	--
Total other expense	(0.6)	(0.6)	--	--
Income before income taxes	53.1	18.0	35.1	195.0
Income taxes	21.1	8.2	12.9	157.3
Net income	$32.0	$9.8	$22.2	226.5%

The following table sets forth our historical financial data by segment for the years ended December 31, 2010 and 2009 (in millions):

	Year ended
	December 31,	Percent of	December 31,	Percent of		Percent
	2010	Revenue	2009	Revenue	Change	Change
Operating revenue
Forward Air	$412.9	85.3%	$346.3	83.0%	$66.6	19.2%
FASI	72.5	15.0	72.5	17.4	--	--
Intercompany Eliminations	(1.5)	(0.3)	(1.4)	(0.4)	(0.1)	7.1
Total	483.9	100.0	417.4	100.0	66.5	15.9

Purchased transportation
Forward Air	185.8	45.0	160.3	46.3	25.5	15.9
FASI	16.9	23.3	15.4	21.2	1.5	9.7
Intercompany Eliminations	(1.3)	(86.7)	(1.3)	92.9	--	--
Total	201.4	41.6	174.4	41.8	27.0	15.5

Salaries, wages and employee benefits
Forward Air	98.3	23.8	85.7	24.7	12.6	14.7
FASI	30.8	42.5	33.1	45.6	(2.3)	(6.9)
Total	129.1	26.7	118.8	28.5	10.3	8.7

Operating leases
Forward Air	18.6	4.5	18.7	5.4	(0.1)	(0.5)
FASI	7.7	10.6	8.6	11.9	(0.9)	(10.5)
Total	26.3	5.4	27.3	6.5	(1.0)	(3.7)

Depreciation and amortization
Forward Air	16.5	4.0	16.1	4.6	0.4	2.5
FASI	3.9	5.4	3.6	5.0	0.3	8.3
Total	20.4	4.2	19.7	4.7	0.7	3.6

Insurance and claims
Forward Air	6.2	1.5	7.6	2.2	(1.4)	(18.4)
FASI	2.2	3.0	2.1	2.9	0.1	4.8
Total	8.4	1.7	9.7	2.3	(1.3)	(13.4)

Fuel expense
Forward Air	3.8	0.9	3.1	0.9	0.7	22.6
FASI	4.7	6.5	4.2	5.8	0.5	11.9
Total	8.5	1.8	7.3	1.8	1.2	16.4

Other operating expenses
Forward Air	29.8	7.2	27.7	8.0	2.1	7.6
FASI	6.5	9.0	6.8	9.4	(0.3)	(4.4)
Intercompany Eliminations	(0.2)	(13.3)	(0.1)	7.1	(0.1)	100.0
Total	36.1	7.5	34.4	8.3	1.7	4.9

Impairment of goodwill and other intangible assets
Forward Air	--	--	0.2	0.1	(0.2)	(100.0)
FASI	--	--	7.0	9.6	(7.0)	(100.0)
Total	--	--	7.2	1.7	(7.2)	(100.0)

Income (loss) from operations
Forward Air	53.9	13.1	26.9	7.8	27.0	100.4
FASI	(0.2)	(0.3)	(8.3)	(11.4)	8.1	(97.6)
Total	$53.7	11.1%	$18.6	4.4%	$35.1	188.7%

The following table presents the components of the Forward Air segment’s operating revenue and purchased transportation for the years ended December 31, 2010 and 2009 (in millions):

		Percent of		Percent of		Percent
	2010	Revenue	2009	Revenue	Change	Change
Forward Air revenue
Airport-to-airport	$322.2	78.0%	$268.8	77.6%	$53.4	19.9%
Logistics	65.6	15.9	54.4	15.7	11.2	20.6
Other	25.1	6.1	23.1	6.7	2.0	8.7
Total	$412.9	100.0%	$346.3	100.0%	$66.6	19.2%

Forward Air purchased transportation
Airport-to-airport	$129.3	40.1%	$112.8	42.0%	$16.5	14.6%
Logistics	50.2	76.5	42.2	77.6	8.0	19.0
Other	6.3	25.1	5.3	22.9	1.0	18.9
Total	$185.8	45.0%	$160.3	46.3%	$25.5	15.9%

Year ended December 31, 2010 compared to Year ended December 31, 2009

Revenues

    Operating revenue increased by $66.5 million, or 15.9%, to $483.9 million for the year ended December 31, 2010 from $417.4 million for the year ended December 31, 2009.

Forward Air

    Forward Air operating revenue increased $66.6 million, or 19.2%, to $412.9 million from $346.3 million, accounting for 85.3% of consolidated operating revenue for the year ended December 31, 2010. Airport-to-airport revenue, which is the largest component of our consolidated operating revenue, increased $53.4 million, or 19.9%, to $322.2 million from $268.8 million, accounting for 78.0% of the segment’s operating revenue during the year ended December 31, 2010 compared to 77.6% for the year ended December 31, 2009.  A significant increase in tonnage and an increase in our base revenue per pound, excluding net fuel surcharge revenue and Forward Air Complete (“Complete”) revenue, accounted for $38.0 million of the increase in airport-to-airport revenue. Our airport-to-airport business is priced on a per pound basis and the average revenue per pound, excluding the impact of fuel surcharges and Complete, increased 2.1% for the year ended December 31, 2010 versus the year ended December 31, 2009. Tonnage that transited our network increased by 13.9% during the year ended December 31, 2010 compared with the year ended December 31, 2009.  The increase in tonnage was primarily driven by the improved economic conditions during 2010 and the resulting increase in shipping activity.  Average base revenue per pound increased as a result of a general rate increase implemented on May 1, 2010.  The remaining increase in airport-to-airport revenue is the result of increased net fuel surcharge revenue and Complete pick-up and delivery revenue.  Net fuel surcharge revenue increased $7.8 million during the year ended December 31, 2010 as compared to the year ended December 31, 2009 as a result of higher average fuel prices and increased overall business volumes.  Complete pick-up and delivery revenue increased $7.6 million during the year ended December 31, 2010 compared to 2009.  The increase in Complete revenue is attributable to an increased attachment rate of the Complete service to our standard airport-to-airport service and the overall improvement in tonnage volumes during the year ended December 31, 2010 compared to the year ended December 31, 2009.

    Logistics revenue, which is primarily TLX and priced on a per mile basis, increased $11.2 million, or 20.6%, to $65.6 million for the year ended December 31, 2010 from $54.4 million for the year ended December 31, 2009.  TLX revenue increased $9.9 million and 20.0% year over year as TLX average revenue per mile increased approximately 2.7% in 2010 compared to 2009 while miles driven to support our TLX revenue increased 16.8% from 2009 to 2010.  Similar to our airport-to-airport service, TLX miles increased in conjunction with the improving economy and the resulting increase in shipping activity.  The increase in average revenue per mile is mainly attributable to increased fuel surcharges as a result of higher fuel prices and increased yield per mile as the increase in shipping activity has resulted in decreased available truckload capacity and reduced truckload price competition.  The remaining $1.3 million increase in logistics revenue was attributable to increases in other non-mileage based logistic revenues, such as drayage.  The increase in non-mileage based services was in conjunction with the improvement in TLX business volumes.

    Other revenue, which includes warehousing services and terminal handling, accounts for the final component of Forward Air operating revenue. Other revenue increased $2.0 million, or 8.7%, to $25.1 million during the year ended December 31, 2010 from $23.1 million during the year ended December 31, 2009.  The increase in revenue was primarily due to increases in local terminal handling and sorting services, such as freight and container transfers, that increased in conjunction with our efforts to increase terminal utilization during off peak hours.

FASI

    FASI operating revenue was $72.5 million for both the year ended December 31, 2010 and 2009. FASI operating revenue was consistent year-over-year in total, but included significant customer losses discussed above that were offset by various new business wins for which service began at various times throughout 2009 and 2010.  The customer losses resulted in approximately $9.6 million less FASI revenue in 2010 compared to 2009.  The new business wins were largely expansion of services with previously existing customers.

Intercompany Eliminations

    Intercompany eliminations increased $0.1 million, or 7.1%, to $1.5 million during the year ended December 31, 2010 from $1.4 million during the year ended December 31, 2009.   The intercompany eliminations are the result of truckload and airport-to-airport services Forward Air provided to FASI.  FASI also provided cartage and station agent services to Forward Air.  The increase in intercompany eliminations was the result of increased agent station services FASI provided to Forward Air during the year ended December 31, 2010.

Purchased Transportation

    Purchased transportation increased by $27.0 million, or 15.5%, to $201.4 million for the year ended December 31, 2010 from $174.4 million for the year ended December 31, 2009.  As a percentage of total operating revenue, purchased transportation was 41.6% during the year ended December 31, 2010 compared to 41.8% for the year ended December 31, 2009.

Forward Air

    Forward Air’s purchased transportation increased by $25.5 million, or 15.9%, to $185.8 million for the year ended December 31, 2010 from $160.3 million for the year ended December 31, 2009. The increase in purchased transportation is primarily attributable to an increase of approximately 12.2% in miles driven and a 3.3% increase in the total cost per mile for the year ended December 31, 2010 versus the year ended December 31, 2009. As a percentage of segment operating revenue, Forward Air purchased transportation was 45.0% during the year ended December 31, 2010 compared to 46.3% for the year ended December 31, 2009.

    Purchased transportation costs for our airport-to-airport network increased $16.5 million, or 14.6%, to $129.3 million for the year ended December 31, 2010 from $112.8 million for the year ended December 31, 2009.  For the year ended December 31, 2010, purchased transportation for our airport-to-airport network decreased to 40.1% of airport-to-airport revenue from 42.0% for the year ended December 31, 2009.  The $16.5 million increase is attributable to a 10.5% increase in miles driven by our network of owner-operators or third party transportation providers in addition to a 2.2% increase in cost per mile paid to our network of owner-operators or third party transportation providers.  The increase in miles increased purchased transportation by $10.0 million while the increase in cost per mile increased purchased transportation $2.3 million.  Miles driven by our network of owner-operators or third party transportation providers increased in conjunction with the tonnage increase discussed above. The 2.2% increase in airport-to-airport cost per mile was the result of increased utilization of more costly third party transportation providers as opposed to our network of owner-operators.  We increased our use of third party transportation provides in order to fill the capacity required by the increased business volumes discussed above.   In addition to these increases in airport-to-airport purchased transportation was a $4.2 million increase in expenses for third party transportation costs associated with the increased customer utilization of Complete.

    Purchased transportation costs for our logistics revenue increased $8.0 million, or 19.0%, to $50.2 million for the year ended December 31, 2010 from $42.2 million for the year ended December 31, 2009. For the year ended December 31, 2010, logistics’ purchased transportation costs represented 76.5% of logistics revenue versus 77.6% for the year ended December 31, 2009. The increase in logistics’ purchased transportation was largely attributable to the $7.5 million, or 19.1%, increase in TLX purchased transportation.  Miles driven to support our TLX revenue increased 16.8% and the cost per mile increased approximately 2.0% during 2010 compared to 2009.   The increase in cost per mile was mostly attributable to the increased utilization of our more costly third party transportation providers as opposed to our network of owner-operators.  Other non-mileage based logistics' purchased transportation costs related to our drayage and other services increased $0.5 million.

    Purchased transportation costs related to our other revenue increased $1.0 million, or 18.9%, to $6.3 million for the year ended December 31, 2010 from $5.3 million for the year ended December 31, 2009. Other purchased transportation costs as a percentage of other revenue increased to 25.1% of other revenue for the year ended December 31, 2010 from 22.9% for the year ended December 31, 2009.  The increase in other purchased transportation costs as a percentage of other revenue is attributable to our efforts to increase local terminal revenue streams.  These alternate revenue streams often require the use of more costly third party transportation providers, as opposed to Company-employed drivers or our network of owner-operators.

FASI

    FASI purchased transportation increased $1.5 million, or 9.7%, to $16.9 million for the year ended December 31, 2010 from $15.4 million for the year ended December 31, 2009.  FASI purchased transportation as a percentage of revenue was 23.3% for the year ended December 31, 2010 compared to 21.2% for the year ended December 31, 2009.  The increase in FASI purchased transportation in total dollars and as a percentage of revenue is attributable to our efforts to shift FASI to a more variable cost model by increasing the use of owner-operators as opposed to Company-employed drivers.

Intercompany Eliminations

    Intercompany eliminations were $1.3 million for the years ended December 31, 2010 and 2009.  The intercompany eliminations are the result of truckload and airport-to-airport services Forward Air provided to FASI during the year end December 31, 2010.  FASI also provided cartage services to Forward Air.

Salaries, Wages, and Benefits

    Salaries, wages and employee benefits increased $10.3 million, or 8.7%, to $129.1 million for the year ended December 31, 2010 from $118.8 million for the year ended December 31, 2009.  As a percentage of total operating revenue, salaries, wages and employee benefits was 26.7% during the year ended December 31, 2010 compared to 28.5% in December 31, 2009.

Forward Air

    Salaries, wages and employee benefits of Forward Air increased by $12.6 million, or 14.7%, to $98.3 million for the year ended December 31, 2010 from $85.7 million for the year ended December 31, 2009.  Salaries, wages and employee benefits were 23.8% of Forward Air’s operating revenue for the year ended December 31, 2010 compared to 24.7% for the year ended December 31, 2009.  The $12.6 million increase in salaries, wages, and benefits was driven by increases in employee incentives, loss development reserves associated with workers’ compensation claims, health insurance claims and variable wages.  Employee incentives increased $4.9 million on achievement of quarterly and annual performance goals for the year ended December 31, 2010.  Workers’ compensation claims increased $0.9 million on increases in loss development reserves associated with prior period claims.  Health insurance claims increased $1.4 million primarily as a result of a small number of individually large medical claims that reached our self-insured limits during the year ended December 31, 2010.  These increases were partially offset by a $0.6 million reduction in share-based compensation.  The decrease in share-based compensation was mainly due to final vesting of our 2007 stock option awards partially offset by 2010 stock option grants to key employees.  The remaining $6.0 million increase is associated with increased variable wages, primarily dock employees, which increased in conjunction with the increased business volumes discussed above.

FASI

    Salaries, wages and employee benefits of FASI decreased by $2.3 million, or 6.9%, to $30.8 million for the year ended December 31, 2010 from $33.1 million for the year ended December 31, 2009.  As a percentage of FASI operating revenue, salaries, wages and benefits decreased to 42.5% for the year ended December 31, 2010 compared to 45.6% for the year ended December 31, 2009.  FASI salaries, wages and employee benefits are higher as a percentage of operating revenue than our Forward Air segment, as a larger percentage of the transportation services are performed by Company-employed drivers.  The decrease in salaries, wages and employee benefits as a percentage of revenue is attributable to reduced dock wages, Company-employed driver pay and reduced workers’ compensation and health insurance claims.   As noted above, to move FASI to a more variable cost structure, we are in the process of shifting, wherever feasible, from Company-employed drivers to owner-operators.  As a result, we reduced pay to Company-employed drivers by 1.7% as a percentage of revenue.  Also, for the year ended December 31, 2010 we reduced our dock wages by 0.8% as a percentage of revenue compared to the year ended December 31, 2009.  The improvement in dock wages is largely the result of efficiencies gained by installing conveyor systems in our larger facilities and replacing contract labor with Company-employed dock personnel.  Workers’ compensation claims and groups insurance also decreased approximately 0.9% as a percentage of revenue on improved current year claim experience.

    These decreases were partially offset by a 0.3% increase in employee incentives and share-based compensation.  Employee incentives increased 0.2% as a percentage of revenue due to certain terminals and employees reaching quarterly performance goals.  The increase in share-based compensation is attributable to 2010 stock option awards to key FASI employees.

Operating Leases

    Operating leases decreased by $1.0 million, or 3.7%, to $26.3 million for the year ended December 31, 2010 from $27.3 million in the year ended December 31, 2009.  Operating leases, the largest component of which is facility rent, were 5.4% of consolidated operating revenue for the year ended December 31, 2010 compared with 6.5% for the year ended December 31, 2009.

Forward Air

    Operating leases decreased $0.1 million, or 0.5%, to $18.6 million for the year ended December 31, 2010 from $18.7 million for the year ended December 31, 2009.  Operating leases were 4.5% of Forward Air’s operating revenue for the year ended December 31, 2010 compared with 5.4% for the year ended December 31, 2009.  The decrease in operating leases is mostly attributable to a $0.1 million decrease in office rent. The decline in office rent was the result of completing our new regional hub in Dallas/Fort Worth at the beginning of the third quarter of 2009.  In conjunction with the opening of this facility we were able to move out of the previously leased facilities and reduce operating lease expense.  This reduction has been partially offset by certain existing terminals being relocated to larger facilities.

FASI

    Operating leases decreased $0.9 million, or 10.5%, to $7.7 million for the year ended December 31, 2010 from $8.6 million for the year ended December 31, 2009.  Operating leases were 10.6% of FASI operating revenue for the year ended December 31, 2010 compared with 11.9% for the year ended December 31, 2009.  Approximately $0.6 million of the decrease was attributable to lower facility rent due to the consolidation of duplicate facilities after our 2008 acquisitions.  The remaining $0.3 million decrease is the result of the turn-in of previously leased or rented vehicles and trailers.

Depreciation and Amortization

    Depreciation and amortization increased $0.7 million, or 3.6%, to $20.4 million for the year ended December 31, 2010 from $19.7 million for the year ended December 31, 2009.  Depreciation and amortization was 4.2% of consolidated operating revenue for the year ended December 31, 2010 compared with 4.7% for the year ended December 31, 2009.

Forward Air

    Depreciation and amortization increased $0.4 million, or 2.5%, to $16.5 million for the year ended December 31, 2010 from $16.1 million for the year ended December 31, 2009.  Depreciation and amortization expense as a percentage of Forward Air operating revenue was 4.0% in the year ended December 31, 2010 compared to 4.6% for the year ended December 31, 2009.  Approximately $0.3 million of the increase is attributable to new trailers purchased in the fourth quarter of 2009 and mid 2010.  The remaining $0.1 million increase is primarily the result of a full year of depreciation on our Dallas/Fort Worth regional hub net of allocations of depreciation expense for the facility’s usage to FASI.

FASI

    Depreciation and amortization increased $0.3 million, or 8.3%, to $3.9 million for the year ended December 31, 2010 from $3.6 million for the year ended December 31, 2009.  Depreciation and amortization expense as a percentage of FASI operating revenue was 5.4% for the year ended December 31, 2010 compared to 5.0% for the year ended December 31, 2009.  The $0.3 million increase is largely attributable to an allocation of depreciation expense for FASI’s proportionate usage of the Dallas/Fort Worth regional hub and depreciation on conveyor systems installed in certain terminals during 2010.

Insurance and Claims

    Insurance and claims expense decreased $1.3 million, or 13.4%, to $8.4 million for the year ended December 31, 2010 from $9.7 million for the year ended December 31, 2009.  Insurance and claims was 1.7% of consolidated operating revenue during 2010 compared with 2.3% in 2009.

Forward Air

    Forward Air insurance and claims expense decreased $1.4 million, or 18.4%, to $6.2 million for the year ended December 31, 2010 from $7.6 million for the year ended December 31, 2009.  Insurance and claims as a percentage of Forward Air’s operating revenue was 1.5% in the year ended December 31, 2010 compared to 2.2% for the year ended December 31, 2009.  The decrease in insurance and claims is attributable to reduced premiums, vehicle accident claims and cargo claims, offset by increased legal and professional fees.  Insurance premiums decreased $1.1 million as a result of a decrease in insurance premiums compared to 2009 on renewed and renegotiated insurance plans and reductions of reserves for premium audits related to previous years.  Reserves for current year vehicle accidents and cargo claims decreased $0.5 million on improved claims experience.  These decreases were offset by a $0.3 million increase in legal and professional fees primarily associated with the litigation of prior year accidents and claims.

FASI

    FASI insurance and claims increased $0.1 million to $2.2 million for the year ended December 31, 2010 from $2.1 million for the year ended December 31, 2009. As a percentage of operating revenue, insurance and claims was 3.0% for the year ended December 31, 2010 compared to 2.9% for the year ended December 31, 2009. The $0.1 million increase is primarily due to a reduction in 2009 of our loss development reserves for vehicle claims resulting from an actuarial analysis of our vehicle claims.  No similar reduction occurred in 2010.

Fuel Expense

    Fuel expense increased $1.2 million, or 16.4%, to $8.5 million in the year ended December 31, 2010 from $7.3 million in the year ended December 31, 2009.  Fuel expense was 1.8% of consolidated operating revenue for the year ended December 31, 2010 and 2009.

Forward Air

    Forward Air fuel expense increased $0.7 million, or 22.6%, to $3.8 million for the year ended December 31, 2010 from $3.1 million in the year ended December 31, 2009.  Fuel expense was 0.9% of Forward Air’s operating revenue for the years ended December 31, 2010 and 2009. The increase in total dollars is attributable to increased mileage activity as well as increased average fuel prices during the year end December 31, 2010 compared to the year ended December 31, 2009.

FASI

    FASI fuel expense increased $0.5 million, or 11.9%, to $4.7 million for the year ended December 31, 2010 from $4.2 million for the year ended December 31, 2009.  Fuel expenses were 6.5% of FASI operating revenue during the year ended December 31, 2010 compared to 5.8% for the year ended December 31, 2009.  FASI fuel expense is significantly higher as a percentage of operating revenue than Forward Air’s fuel expense, as FASI utilizes a higher ratio of Company-employed drivers and Company-owned or leased vehicles in its operations than Forward Air.  The increase in FASI fuel expense was attributable to the increase in average fuel prices during the year ended December 31, 2010 as compared to the year ended December 31, 2009 net of reductions in miles driven by Company-owned units.

Other Operating Expenses

    Other operating expenses increased $1.7 million, or 4.9%, to $36.1 million for the year ended December 31, 2010 from $34.4 million for the year ended December 31, 2009.  Other operating expenses were 7.5% of consolidated operating revenue for the year ended December 31, 2010 compared with 8.3% for the year ended December 31, 2009.

Forward Air

    Forward Air other operating expenses increased $2.1 million, or 7.6%, to $29.8 million for the year ended December 31, 2010 from $27.7 million for the year ended December 31, 2009.  Forward Air other operating expenses were 7.2% of operating revenue for the year ended December 31, 2010 compared to 8.0% for the year ended December 31, 2009.  The increase in other operating expenses in total dollars was attributable to increases in variable costs, such as dock supplies, vehicle maintenance and tolls, which increased as a result of the increased business volumes discussed previously.  These increases were partially offset by a $0.7 million gain recognized on the termination of a capital lease for a building located near our Columbus, Ohio hub facility.

FASI

    FASI other operating expenses decreased $0.3 million, or 4.4%, to $6.5 million for the year ended December 31, 2010 compared to $6.8 million for the year ended December 31, 2009.  FASI other operating expenses were 9.0% of operating revenue for the year ended December 31, 2010 compared to 9.4% for the year ended December 31, 2009.  The $0.3 million decrease is attributable to reductions in vehicle maintenance, dock supplies and cost control efforts.  Vehicle maintenance decreased $0.2 million on reductions in leased and rented vehicles due to the turn-in of leased and rented vehicles assumed with the 2008 acquisitions.  The FASI customer losses discussed above were largely responsible for a $0.1 million decrease in dock supplies due to the discontinued customers’ packing requirements.

Intercompany Eliminations

    Intercompany eliminations were $0.2 million during the year ended December 31, 2010 compared to 0.1 million for the year ended December 31, 2009. The intercompany eliminations are for agent station services FASI provided to Forward Air during the year ended December 31, 2010.

Impairment of Goodwill and Other Intangible Assets

    Impairment of goodwill and other intangible assets was $7.2 million during the year ended December 31, 2009.  Impairment of goodwill was 1.7% of consolidated operating revenue for year ended December 31, 2009. There were no impairments to goodwill and other intangible assets in 2010.

Forward Air

    Impairment of goodwill and other intangible assets was $0.2 million, or 0.1%, of Forward Air’s operating revenue, during the year ended December 31, 2009.   During the year ended December 31, 2009, Forward Air recorded a non-cash $0.2 million charge to write off the net book value of certain truckload and cargo handling customer relationships that had been discontinued during 2009. Forward Air had no impairments to goodwill and other intangible assets in 2010.

FASI

    During the first quarter of 2009, we determined there were indicators of potential impairment of the goodwill assigned to the FASI segment.  This determination was made based on the continuing economic recession, declines in current market valuations and FASI operating losses in excess of expectations.  As a result, we performed an interim impairment test as of March 31, 2009.  Based on the results of the impairment test, we recorded a non-cash goodwill impairment charge of $7.0 million related to the FASI segment during 2009. Forward Air Solutions had no impairments to goodwill and other intangible assets in 2010.

Results from Operations

    Income from operations increased by $35.1 million to $53.7 million for the year ended December 31, 2010 compared with $18.6 million for the year ended December 31, 2009.  Income from operations was 11.1% of consolidated operating revenue for the year ended December 31, 2010 compared with 4.4% for the year ended December 31, 2009.

Forward Air

    Income from operations increased by $27.0 million to $53.9 million for the year ended December 31, 2010 compared with $26.9 million for the year ended December 31, 2009.   Forward Air’s income from operations was 13.1% of operating revenue for the year ended December 31, 2010 compared with 7.8% for the year ended December 31, 2009.  The increase in income from operations was primarily the result of the increased revenues discussed above and the resulting positive leverage the additional revenues provide against the fixed costs of the Forward Air network.

FASI

    FASI loss from operations decreased by $8.1 million, or 97.6%, to a $0.2 million loss from operations for the year ended December 31, 2010 from a loss from operations of $8.3 million for the year ended December 31, 2009.  FASI loss from operations was 0.3% of operating revenue for the year ended December 31, 2010 compared with 11.4% for the year ended December 31, 2009.  The decrease in FASI’s loss from operations was primarily driven by the $7.0 million non-cash, goodwill impairment charge incurred in 2009.  The remaining decrease in FASI’s loss from operations was attributable to the discontinuance of low yield business and continuing efforts to improve operating efficiencies and control variable and discretionary costs.

Interest Expense

    Interest expense was $0.7 million for the years ended December 31, 2010 and 2009.

Other Income, Net

    Other, net was income of $0.1 million for the years ended December 31, 2010 and 2009.

Provision for Income Taxes

    The combined federal and state effective tax rate for the year ended December 31, 2010 was 39.7% compared to a rate of 45.3% for the year ended December 31, 2009.  The decrease in our effective tax rate is primarily attributable to the increase in our income before income taxes combined with a decrease in share-based compensation on incentive stock options.  The share-based compensation for incentive stock options is mostly not deductible for income tax reporting.  Also, decreasing the provision for income taxes during 2010 was a $0.1 million reduction in the valuation allowance associated with a decrease in FASI’s net deferred tax assets.  During 2009, we increased the valuation allowance on FASI’s net deferred tax assets by $0.2 million.  In addition, the provision for income taxes for the year ended December 31, 2009 was increased by a $0.2 million reserve for a state income tax contingency.

Net Income

    As a result of the foregoing factors, net income increased by $22.2 million to $32.0 million for the year ended December 31, 2010 compared to $9.8 million for the year ended December 31, 2009.

Results of Operations

The following table sets forth our historical financial data for the years ended December 31, 2009 and 2008 (in millions):

	Year ended
	December 31,	December 31,		Percent
	2009	2008	Change	Change
Operating revenue	$417.4	$474.4	$(57.0)	(12.0)%
Operating expenses:
Purchased transportation	174.4	189.0	(14.6)	(7.7)
Salaries, wages, and employee benefits	118.8	116.5	2.3	2.0
Operating leases	27.3	24.4	2.9	11.9
Depreciation and amortization	19.7	16.6	3.1	18.7
Insurance and claims	9.7	8.1	1.6	19.8
Fuel expense	7.3	11.5	(4.2)	(36.5)
Other operating expenses	34.4	38.0	(3.6)	(9.5)
Impairment of goodwill and other intangible assets	7.2	--	7.2	100.0
Total operating expenses	398.8	404.1	(5.3)	(1.3)
Income from operations	18.6	70.3	(51.7)	(73.5)
Other income (expense):
Interest expense	(0.7)	(1.2)	0.5	(41.7)
Other, net	0.1	0.3	(0.2)	(66.7)
Total other expense income	(0.6)	(0.9)	0.3	(33.3)
Income before income taxes	18.0	69.4	(51.4)	(74.1)
Income taxes	8.2	26.9	(18.7)	(69.5)
Net income	$9.8	$42.5	$(32.7)	(76.9)%

The following table sets forth our historical financial data by segment for the years ended December 31, 2009 and 2008 (in millions):

	Year ended
	December 31,	Percent of	December 31,	Percent of		Percent
	2009	Revenue	2008	Revenue	Change	Change
Operating revenue
Forward Air	$346.3	83.0%	$421.2	88.8%	$(74.9)	(17.8)%
FASI	72.5	17.4	55.3	11.6	17.2	31.1
Intercompany Eliminations	(1.4)	(0.4)	(2.1)	(0.4)	0.7	(33.3)
Total	417.4	100.0	474.4	100.0	(57.0)	(12.0)

Purchased transportation
Forward Air	160.3	46.3	179.9	42.7	(19.6)	(10.9)
FASI	15.4	21.2	11.2	20.2	4.2	37.5
Intercompany Eliminations	(1.3)	92.9	(2.1)	100.0	0.8	(38.1)
Total	174.4	41.8	189.0	39.9	(14.6)	(7.7)

Salaries, wages and employee benefits
Forward Air	85.7	24.7	92.5	22.0	(6.8)	(7.4)
FASI	33.1	45.6	24.0	43.4	9.1	37.9
Total	118.8	28.5	116.5	24.6	2.3	2.0

Operating leases
Forward Air	18.7	5.4	18.5	4.4	0.2	1.1
FASI	8.6	11.9	5.9	10.7	2.7	45.8
Total	27.3	6.5	24.4	5.1	2.9	11.9

Depreciation and amortization
Forward Air	16.1	4.6	14.4	3.4	1.7	11.8
FASI	3.6	5.0	2.2	4.0	1.4	63.6
Total	19.7	4.7	16.6	3.5	3.1	18.7

Insurance and claims
Forward Air	7.6	2.2	7.3	1.7	0.3	4.1
FASI	2.1	2.9	0.8	1.4	1.3	162.5
Total	9.7	2.3	8.1	1.7	1.6	19.8

Fuel expense
Forward Air	3.1	0.9	5.8	1.4	(2.7)	(46.6)
FASI	4.2	5.8	5.7	10.3	(1.5)	(26.3)
Total	7.3	1.8	11.5	2.4	(4.2)	(36.5)

Other operating expenses
Forward Air	27.7	8.0	32.1	7.6	(4.4)	(13.7)
FASI	6.8	9.4	5.9	10.7	0.9	15.3
Intercompany Eliminations	(0.1)	7.1	--	--	(0.1)	100.0
Total	34.4	8.3	38.0	8.0	(3.6)	(9.5)

Impairment of goodwill and other intangible assets
Forward Air	0.2	0.1	--	--	0.2	100.0
FASI	7.0	9.6	--	--	7.0	100.0
Total	7.2	1.7	--	--	7.2	100.0

Income (loss) from operations
Forward Air	26.9	7.8	70.7	16.8	(43.8)	(62.0)
FASI	(8.3)	(11.4)	(0.4)	(0.7)	(7.9)	1,975.0
Total	$18.6	4.4%	$70.3	14.8%	$(51.7)	(73.5)%

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

Forward Air

    Forward Air insurance and claims expense increased $0.3 million, or 4.1% to $7.6 million for the year ended December 31, 2009 from $7.3 million for the year ended December 31, 2008. Insurance and claims as a percentage of Forward Air's operating revenue was 2.2% in the year ended December 31, 2009 compared to 1.7% for the year ended December 31, 2008.  The increase is the result of increases in our loss development reserves and the fees associated with investigation and defense of our vehicle liability.  Adjustments to our loss development reserves for vehicle accidents increased by approximately $0.5 million during the year ended December 31, 2009 compared to year ended December 31, 2008.  These increases were based on actuarial analyses of Forward Air’s vehicle accident claim experience performed during 2009.  Additionally, professional fees associated with investigation and defense of our vehicle liability increased $0.3 million during 2009 compared to 2008.  These increases were offset by a $0.4 million and a $0.1 million decrease in vehicle accident damages and cargo claims, respectively.  These decreases were the result of the reduced shipping activity discussed above.

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

Allowance for Revenue Adjustments

Our allowance for revenue adjustments consists of amounts reserved for billing rate changes that are not captured upon load initiation. These adjustments generally arise: (i) when the sales department contemporaneously grants small rate changes (“spot quotes”) to customers that differ from the standard rates in the system; (ii) when freight requires dimensionalization or is reweighed resulting in a different required rate; (iii) when billing errors occur; and (iv) when data entry errors occur. When appropriate, permanent rate changes are initiated and reflected in the system. We monitor the manual revenue adjustments closely through the employment of various controls that are in place to ensure that revenue recognition is not compromised and that fraud does not occur. During 2010, average revenue adjustments per month were approximately $0.1 million, on average revenue per month of approximately $40.3 million (less than 1.0% of monthly revenue). In order to estimate the allowance for revenue adjustments related to ending accounts receivable, we prepare an analysis that considers average monthly revenue adjustments and the average lag for identifying and quantifying these revenue adjustments. Based on this analysis, we establish an allowance for approximately 40-80 days (dependent upon experience in the preceding twelve months) of average revenue adjustments, adjusted for rebates and billing errors. The lag is periodically adjusted based on actual historical experience. Additionally, the average amount of revenue adjustments per month can vary in relation to the level of sales or based on other factors (such as personnel issues that could result in excessive manual errors or in excessive spot quotes being granted). Both of these significant assumptions are continually evaluated for validity.

Self-Insurance Loss Reserves

Given the nature of our operating environment, we are subject to vehicle and general liability, workers’ compensation and health insurance claims. To mitigate a portion of these risks, we maintain insurance for individual vehicle and general liability claims exceeding $0.5 million and workers’ compensation claims and health insurance claims exceeding approximately $0.3 million, except in Ohio, where we are a qualified self-insured entity with an approximately $0.4 million self-insured retention. The amount of self-insurance loss reserves and loss adjustment expenses is determined based on an estimation process that uses information obtained from both company-specific and industry data, as well as general economic information. The estimation process for self-insurance loss exposure requires management to continuously monitor and evaluate the life cycle of claims. Using data obtained from this monitoring and our assumptions about the emerging trends, management develops information about the size of ultimate claims based on its historical experience and other available market information. The most significant assumptions used in the estimation process include determining the trend in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. Management also monitors the reasonableness of the judgments made in the prior year’s estimation process (referred to as a hindsight analysis) and adjusts current year assumptions based on the hindsight analysis. Additionally, we utilize actuarial analysis to evaluate open vehicle liability and workers’ compensation claims and estimate the ongoing development exposure.

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

Income Taxes

We account for income taxes using the liability method, whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be recovered or settled.  Also, we report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return.  We recognize interest and penalties, if any, related to unrecognized tax benefits in interest expense and operating expenses, respectively.

At December 31, 2010, we had state net operating loss carryforwards of $10.1 million that will expire between 2013 and 2026.   The use of these state net operating losses is limited to the future taxable income of separate legal entities.  Based on expectations of future taxable income, management believes that it is more likely than not that the results of operations will not generate sufficient taxable income to realize the net operating loss benefits for $6.5 million in state loss carryforwards.  As a result, a valuation allowance has been provided for $6.5 million of the state loss carryforwards. The valuation allowance on these certain state loss carryforwards was approximately $0.3 million at December 31, 2009 and was unchanged during 2010.

We have also established a valuation allowance of approximately $0.1 million on the state portion of FASI’s net deferred tax assets.  This valuation allowance was established based on expectations of future taxable income as management believes that it is more likely than not that the results of FASI operations will not generate sufficient taxable income to realize the state benefit of the net deferred tax assets.  Due to a reduction in FASI net deferred tax assets, this valuation allowance was reduced from approximately $0.2 million at December 31, 2009.

Valuation of Goodwill

    We conduct an annual (or more frequently if circumstances indicate possible impairment) impairment test of goodwill for each reportable segment at June 30 of each year.  The first step of the goodwill impairment test is the estimation of each reportable segment’s fair value.  If step one indicates that impairment potentially exists, the second step is performed to measure the amount of the impairment, if any.  Goodwill impairment exists when the calculated implied fair value of goodwill is less than its carrying value.  Changes in strategy or market conditions could significantly impact these fair value estimates and require adjustments to recorded asset balances.

    We calculate the fair value of the applicable reportable segments, using a combination of discounted projected cash flows and market valuations as of the valuation date for comparable companies.   Changes in strategy or market conditions could significantly impact the judgments and assumptions made in the fair value calculations and require adjustments to recorded asset balances.  The estimation of fair value related to the impairment test for goodwill is particularly sensitive to projected financial information used in the calculations.  Our fair value calculations for goodwill are classified within level 3 of the fair value hierarchy as defined in the FASB Codification.

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

	December 31,	December 31,	December 31,
	2010	2009	2008
Expected dividend yield	1.3%	0.9%	0.8%
Expected stock price volatility	45.7%	42.3%	35.2%
Weighted average risk-free interest rate	2.5%	2.0%	2.8%
Expected life of options (years)	4.5	4.5	4.5

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

Operating Leases

Certain operating leases include rent increases during the initial lease term. For these leases, we recognize the related rental expenses on a straight-line basis over the term of the lease, which includes any rent holiday period, and records the difference between the amounts charged to operations and amount paid as rent as a rent liability.  Leasehold improvements are amortized over the shorter of the estimated useful life or the initial term of the lease.

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

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital expenditures, with cash flows from operations and borrowings under our bank lines of credit. Net cash provided by operating activities totaled approximately $54.0 million for the year ended December 31, 2010 compared to approximately $50.2 million for the year ended December 31, 2009. The increase in cash provided by operating activities is mainly attributable to a $19.4 million increase in net earnings after consideration of non-cash items offset by a $7.7 million reduction in cash provided by accounts receivable and a $7.9 million increase in cash used to fund other assets.    The decrease in cash from accounts receivable is largely attributable to the increase in business volumes during the year ended December 31, 2010, resulting in revenues that will not be collected until early 2011.  The increase in cash used to fund other assets is largely attributable to increased estimated income tax payments in conjunction with the increase in earnings before income taxes.

    Net cash used in investing activities was approximately $13.9 million for the year ended December 31, 2010 compared with approximately $20.2 million used in investing activities during the year ended December 31, 2009. Investing activities during the year ended December 31, 2010 consisted primarily of capital expenditures for new tractors, trailers and vehicles to replace aging units.  The $1.5 million of proceeds from disposal of property and equipment includes approximately $1.3 million of cash received from a lessor as part of final settlement on the terminated capital lease discussed previously.   Cash used for investing activities during the year ended December 31, 2009 included capital expenditures primarily for the Dallas/Fort Worth regional hub that was completed at the beginning of the third quarter of 2009.

    Net cash used in financing activities totaled approximately $7.6 million for the year ended December 31, 2010 compared with approximately $10.0 million used in financing activities during the year ended December 31, 2009.  Cash used in financing activities for the years ended December 31, 2010 and 2009 mainly included our quarterly dividend payments and scheduled capital lease payments.  The reduction in cash used for financing activities is attributable to reduced capital lease and debt payments and increased proceeds from stock option exercises.  Capital lease and debt payments decreased as certain capital leases and notes payable assumed with past acquisitions reached their scheduled maturity dates.

    We currently have access to a $100.0 million senior credit facility.  The facility expires in October 2012 and includes an accordion feature, which if approved by our lender, allows for an additional $50.0 million in borrowings.  However, at this time we believe that to access the accordion feature our lender would require that the interest rates for the senior credit facility be reset to match current market rates.  Interest rates for advances under the senior credit facility are at LIBOR plus 0.6% to 0.9% based upon covenants related to total indebtedness to earnings.  At December 31, 2010, we had $38.3 million of available borrowing capacity under the senior credit facility, not including the accordion feature, and had utilized $11.7 million of availability for outstanding letters of credit.

    On July 31, 2007, our Board of Directors approved an additional stock repurchase program for up to two million shares of our Common Stock (the “2007 Repurchase Plan”).  No shares were repurchased during the years ended December 31, 2010, 2009 and 2008.   As of December 31, 2010, 1,788,827 shares remained eligible for repurchase under the 2007 Repurchase Plan.

    During each quarter of 2010, 2009 and 2008, cash dividends of $0.07 per share were declared on Common Stock outstanding. We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by our Board of Directors.

    We believe that our available cash, investments, expected cash generated from future operations and borrowings under the available senior credit facility will be sufficient to satisfy our anticipated cash needs for at least the next twelve months.

Off-Balance Sheet Arrangements

At December 31, 2010, we had letters of credit outstanding from banks totaling $11.7 million required primarily by our workers’ compensation and vehicle liability insurance providers.

Contractual Obligations and Commercial Commitments

Our contractual obligations and other commercial commitments as of December 31, 2010 (in thousands) are summarized below:

Contractual Obligations	Payment Due Period
					2016 and
	Total	2011	2012-2013	2014-2015	Thereafter
Capital lease obligations	$1,624	$705	$871	$48	$--
Equipment purchase commitments	14,211	14,211	--	--	--
Operating leases	87,793	20,566	31,518	21,825	13,884
Senior credit facility	50,000	--	50,000	--	--
Total contractual cash obligations	$153,628	$35,482	$82,389	$21,873	$13,884

Not included in the above table are reserves for unrecognized tax benefits and for self insurance claims of $0.9 million and $10.6 million, respectively.

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

Our exposure to market risk relates principally to changes in interest rates and fuel prices. Our interest rate exposure relates principally to changes in interest rates for borrowings under our senior credit facility. The senior credit facility, which represents an aggregate principal amount of $50.0 million at December 31, 2010, bears interest at variable rates. Based on our outstanding borrowings at December 31, 2010, a hypothetical increase in our senior credit facility borrowing rate of 150 basis points, or an increase in the total effective interest rate from 0.9% to 2.4%, would increase our annual interest expense by approximately $0.8 million and would have decreased our annual cash flow from operations by approximately $0.8 million.  Under our senior credit facility our interest rate has been consistently below market rates and our interest rate risk is not considered material.

Our only other debt is capital lease obligations totaling $1.5 million.  These lease obligations all bear interest at a fixed rate.  Accordingly, there is no exposure to market risk related to these capital lease obligations.

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

Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2010.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-K has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.  Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the framework set forth by the Committee on Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment, we have concluded, as of December 31, 2010, that our internal control over financial reporting was effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements for the year ended December 31, 2010, has issued an attestation report on the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Forward Air Corporation

We have audited Forward Air Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Forward Air Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Forward Air Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Forward Air Corporation as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2010, of Forward Air Corporation and our report dated February 24, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Nashville, Tennessee
February 24, 2011

Item 9B.	Other Information

Not applicable.

Part III

Item 10.	Directors, Executive Officers and Corporate Governance

The information required by this item with respect to our directors is incorporated herein by reference to our proxy statement for the 2011 Annual Meeting of Shareholders (the “2010 Proxy Statement”). The 2011 Proxy Statement will be filed with the SEC not later than 120 days subsequent to December 31, 2010.

Pursuant to Item 401(b) of Regulation S-K, the information required by this item with respect to our executive officers is set forth in Part I of this report.

Item 11.	Executive Compensation

The information required by this item is incorporated herein by reference to the 2011 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated herein by reference to the 2011 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the 2011 Proxy Statement.

Item 14.	Principal Accounting Fees and Services

The information required by this item is incorporated herein by reference to the 2011 Proxy Statement.

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

Forward Air Corporation

Date: February 24, 2011	By:	/s/ Rodney L. Bell
Rodney L. Bell
Chief Financial Officer, Senior Vice President
and Treasurer (Principal Financial Officer)

	By:	/s/ Michael P. McLean
Michael P. McLean
Chief Accounting Officer, Vice President
and Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Bruce A. Campbell	Chairman, President and Chief Executive	February 24, 2011
Bruce A. Campbell	Officer (Principal Executive Officer)

/s/ Rodney L. Bell	Chief Financial Officer, Senior Vice President	February 24, 2011
Rodney L. Bell	and Treasurer ( Principal Financial Officer)

/s/ Michael P. McLean	Chief Accounting Officer, Vice President and	February 24, 2011
Michael P. McLean	Controller (Principal Accounting Officer)

/s/ G. Michael Lynch	Lead Director	February 24, 2011
G. Michael Lynch

/s/ Ron W. Allen	Director	February 24, 2011
Ron W. Allen

/s/ C. Robert Campbell	Director	February 24, 2011
C. Robert Campbell

/s/ Richard W. Hanselman	Director	February 24, 2011
Richard W. Hanselman

/s/ C. John Langley, Jr.	Director	February 24, 2011
C. John Langley, Jr.

/s/ Tracy A. Leinbach	Director	February 24, 2011
Tracy A. Leinbach

/s/ Larry D. Leinweber	Director	February 24, 2011
Larry D. Leinweber

/s/ Ray A. Mundy	Director	February 24, 2011
Ray A. Mundy

/s/ Gary L. Paxton	Director	February 24, 2011
Gary L. Paxton

Annual Report on Form 10-K

Item 8, Item 15(a)(1) and (2), (a)(3), (b) and (c)

List of Financial Statements and Financial Statement Schedule

Financial Statements and Supplementary Data

Certain Exhibits

Financial Statement Schedule

Year Ended December 31, 2010

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Forward Air Corporation

We have audited the accompanying consolidated balance sheets of Forward Air Corporation as of December 31, 2010 and 2009, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2010.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forward Air Corporation at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Forward Air Corporation’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2011, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Nashville, Tennessee
February 24, 2011

Forward Air Corporation
Consolidated Balance Sheets
(Dollars in thousands)

	December 31,	December 31,
	2010	2009
Assets
Current assets:
Cash and cash equivalents	$74,504	$42,035
Accounts receivable, less allowance of $1,996 in 2010 and $1,919 in 2009	62,763	55,720
Inventories	830	938
Prepaid expenses and other current assets	5,717	5,272
Deferred income taxes	2,149	3,261
Total current assets	145,963	107,226

Property and equipment:
Land	16,928	16,928
Buildings	65,433	68,444
Equipment	123,989	111,728
Leasehold improvements	5,907	5,243
Construction in progress	1,447	2,373
Total property and equipment	213,704	204,716
Less accumulated depreciation and amortization	87,272	75,990
Net property and equipment	126,432	128,726
Goodwill and other acquired intangibles:
Goodwill	43,332	43,332
Other acquired intangibles, net of accumulated amortization of $16,871 in 2010 and $12,281 in 2009	31,259	35,849
Total net goodwill and other acquired intangibles	74,591	79,181
Other assets	1,810	1,597
Total assets	$348,796	$316,730

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Balance Sheets (Continued)
(Dollars in thousands)

	December 31,	December 31,
	2010	2009
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$10,687	$10,333
Accrued payroll and related items	5,858	5,394
Insurance and claims accruals	5,647	5,622
Payables to owner-operators	3,674	3,603
Collections on behalf of customers	430	697
Other accrued expenses	671	1,791
Income taxes payable	--	1,424
Current portion of capital lease obligations	638	898
Current portion of long-term debt	--	21
Total current liabilities	27,605	29,783

Capital lease obligations, less current portion	883	2,169
Long-term debt, less current portion	50,000	50,000
Other long-term liabilities	8,106	4,485
Deferred income taxes	6,116	5,786
Commitments and contingencies (Note 9)

Shareholders’ equity:
Preferred stock, $0.01 par value
Authorized shares - 5,000,000
No shares issued	--	--
Common stock, $0.01 par value
Authorized shares – 50,000,000
Issued and outstanding shares – 29,030,919 in 2010 and 28,950,391 in 2009	290	290
Additional paid-in capital	24,300	16,631
Retained earnings	231,496	207,586
Total shareholders’ equity	256,086	224,507
Total liabilities and shareholders’ equity	$348,796	$316,730

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Statements of Income
(In thousands, except per share data)

	Year ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Operating revenue:
Forward Air
Airport-to-airport	$321,702	$268,245	$334,860
Logistics	64,935	54,067	59,290
Other	25,130	23,076	25,133
Forward Air Solutions
Pool distribution	72,172	72,022	55,153
Total operating revenue	483,939	417,410	474,436

Operating expenses:
Purchased transportation
Forward Air
Airport-to-airport	129,111	112,516	128,785
Logistics	50,225	42,188	44,560
Other	6,288	5,234	6,425
Forward Air Solutions
Pool distribution	15,747	14,490	9,315
Total purchased transportation	201,371	174,428	189,085
Salaries, wages and employee benefits	129,108	118,804	116,504
Operating leases	26,252	27,294	24,403
Depreciation and amortization	20,450	19,722	16,615
Insurance and claims	8,425	9,719	8,099
Fuel expense	8,461	7,312	11,465
Other operating expenses	36,133	34,424	37,980
Impairment of goodwill and other intangible assets	--	7,157	--
Total operating expenses	430,200	398,860	404,151
Income from operations	53,739	18,550	70,285

Other income (expense):
Interest expense	(730)	(670)	(1,236)
Other, net	90	69	362
Total other expense	(640)	(601)	(874)
Income before income taxes	53,099	17,949	69,411
Income taxes	21,063	8,147	26,869
Net income	$32,036	$9,802	$42,542

Net income per share:
Basic	$1.11	$0.34	$1.48
Diluted	$1.10	$0.34	$1.47
Weighted average shares outstanding:
Basic	28,984	28,928	28,808
Diluted	29,111	28,993	29,025

Dividends per share:	$0.28	$0.28	$0.28

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Statements of Shareholders' Equity
(In thousands, except per share data)

			Additional		Total
	Common Stock		Paid-in	Retained	Shareholders'
	Shares	Amount	Capital	Earnings	Equity
Balance at December 31, 2007	28,648	$286	$--	$171,447	$171,733
Net and comprehensive income for 2008	--	--	--	42,542	42,542
Exercise of stock options	191	2	3,083	--	3,085
Common stock issued under employee stock purchase plan	10	--	255	--	255
Share-based compensation	--	--	6,269	(2)	6,267
Dividends ($0.28 per share)	--	--	2	(8,091)	(8,089)
Vesting of previously non-vested shares	56	1	(1)	--	--
Cash settlement of share-based awards for minimum tax withholdings	(11)	--	(389)	--	(389)
Income tax benefit from stock options exercised	--	--	1,030	--	1,030
Balance at December 31, 2008	28,894	289	10,249	205,896	216,434
Net and comprehensive income for 2009	--	--	--	9,802	9,802
Exercise of stock options	1	--	8	--	8
Common stock issued under employee stock purchase plan	12	--	237	--	237
Share-based compensation	--	--	6,754	--	6,754
Dividends ($0.28 per share)	--	--	3	(8,112)	(8,109)
Vesting of previously non-vested shares	56	1	(1)	--	--
Cash settlement of share-based awards for minimum tax withholdings	(13)	--	(249)	--	(249)
Income tax expense from stock options exercised	--	--	(370)	--	(370)
Balance at December 31, 2009	28,950	290	16,631	207,586	224,507
Net and comprehensive income for 2010	--	--	--	32,036	32,036
Exercise of stock options	46	--	991	--	991
Common stock issued under employee stock purchase plan	8	--	195	--	195
Share-based compensation	--	--	6,284	--	6,284
Dividends ($0.28 per share)	--	--	5	(8,126)	(8,121)
Vesting of previously non-vested shares	27	--	--	--	--
Income tax benefit from stock options exercised	--	--	194	--	194
Balance at December 31, 2010	29,031	$290	$24,300	$231,496	$256,086

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Statements of Cash Flows
(In thousands)

	Year ended
	December 31,	December 31,	December 31,
	2010	2009	2008
Operating activities:
Net income	$32,036	$9,802	$42,542
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	20,450	19,722	16,615
Impairment of goodwill and other intangible assets	--	7,157	--
Share-based compensation	6,284	6,754	6,267
(Gain) loss on disposal of property and equipment	(570)	(6)	171
Provision for (recovery) loss on receivables	(52)	(60)	903
Provision for revenue adjustments	1,589	2,390	4,259
Deferred income taxes	1,436	(4,581)	1,151
Tax (benefit) expense for stock options exercised	(194)	370	(1,030)
Changes in operating assets and liabilities, net of acquisitions
Accounts receivable	(8,580)	(844)	(2,376)
Prepaid expenses and other current assets	(40)	548	(2,102)
Accounts payable and accrued expenses	3,022	3,831	(2,665)
Income taxes	(1,386)	5,096	(4,652)
Net cash provided by operating activities	53,995	50,179	59,083

Investing activities:
Proceeds from disposal of property and equipment	1,482	270	87
Purchases of property and equipment	(15,148)	(20,847)	(26,699)
Acquisition of businesses	--	--	(29,566)
Other	(224)	372	(10)
Net cash used in investing activities	(13,890)	(20,205)	(56,188)

Financing activities:
Payments of debt and capital lease obligations	(895)	(1,549)	(1,603)
Borrowings on line of credit	--	--	45,000
Payments on line of credit	--	--	(25,000)
Proceeds from exercise of stock options	991	8	3,085
Payments of cash dividends	(8,121)	(8,109)	(8,089)
Common stock issued under employee stock purchase plan	195	237	255
Cash settlement of share-based awards for minimum tax withholdings	--	(249)	(389)
Tax benefit (expense) for stock options exercised	194	(370)	1,030
Net cash (used in) provided by financing activities	(7,636)	(10,032)	14,289
Net increase in cash	32,469	19,942	17,184
Cash at beginning of year	42,035	22,093	4,909
Cash at end of year	$74,504	$42,035	$22,093

Non-cash activity:
Unpaid capital expenditures included in accounts payable	$--	$234	$1,640

The accompanying notes are an integral part of the consolidated financial statements

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2010
(In thousands, except share and per share data)

1.	Accounting Policies

Basis of Presentation and Principles of Consolidation

Forward Air Corporation's (“the Company”) services can be broadly classified into two principal segments:  Forward Air, Inc. (“Forward Air”) and Forward Air Solutions, Inc. (“FASI”).

    Through the Forward Air business the Company is a leading provider of time-definite transportation and related logistics services to the North American deferred air freight market and its activities can be broadly classified into three categories of services.  Forward Air’s airport-to-airport service operates a comprehensive national network for the time-definite surface transportation of deferred air freight.  The airport-to-airport service offers customers local pick-up and delivery and scheduled surface transportation of cargo as a cost effective, reliable alternative to air transportation.  Forward Air’s logistics services provide expedited full truckload and dedicated fleet services.  Forward Air’s other services include shipment consolidation and deconsolidation, warehousing, customs brokerage, and other handling.  The Forward Air segment primarily provides its transportation services through a network of terminals located at or near airports in the United States and Canada.

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

Allowance for Revenue Adjustments

    The Company’s allowance for revenue adjustments consists of amounts reserved for billing rate changes that are not captured upon load initiation. These adjustments generally arise: (1) when the sales department contemporaneously grants small rate changes (“spot quotes”) to customers that differ from the standard rates in the system; (2) when freight requires dimensionalization or is reweighed resulting in a different required rate; (3) when billing errors occur; and (4) when data entry errors occur. When appropriate, permanent rate changes are initiated and reflected in the system. The Company monitors the manual revenue adjustments closely through the employment of various controls that are in place to ensure that revenue recognition is not compromised and that fraud does not occur. During 2010, average revenue adjustments per month were approximately $138, on average revenue per month of approximately $40,328 (less than 1.0% of monthly revenue). In order to estimate the allowance for revenue adjustments related to ending accounts receivable, the Company prepares an analysis that considers average monthly revenue adjustments and the average lag for identifying and quantifying these revenue adjustments. Based on this analysis, the Company establishes an allowance for approximately 40-80 days (dependent upon experience in the last twelve months) of average revenue adjustments, adjusted for rebates and billing errors. The lag is periodically adjusted based on actual historical experience. Additionally, the average amount of revenue adjustments per month can vary in relation to the level of sales or based on other factors (such as personnel issues that could result in excessive manual errors or in excessive spot quotes being granted). Both of these significant assumptions are continually evaluated for validity.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2010
 (In thousands, except share and per share data)

1.	Accounting Policies (Continued)

Self-Insurance Loss Reserves

Given the nature of the Company’s operating environment, the Company is subject to vehicle and general liability, workers’ compensation and health insurance claims. To mitigate a portion of these risks, the Company maintains insurance for individual vehicle and general liability claims exceeding $500 and workers’ compensation claims and health insurance claims exceeding $250, except in Ohio, where for workers’ compensation we are a qualified self-insured entity with a $350 self-insured retention. The amount of self-insurance loss reserves and loss adjustment expenses is determined based on an estimation process that uses information obtained from both company-specific and industry data, as well as general economic information. The estimation process for self-insurance loss exposure requires management to continuously monitor and evaluate the life cycle of claims. Using data obtained from this monitoring and the Company’s assumptions about the emerging trends, management develops information about the size of ultimate claims based on its historical experience and other available market information. The most significant assumptions used in the estimation process include determining the trend in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. Management also monitors the reasonableness of the judgments made in the prior year’s estimation process (referred to as a hindsight analysis) and adjusts current year assumptions based on the hindsight analysis. Additionally, the Company utilizes actuarial analyses to evaluate open claims and estimate the ongoing development exposure.

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

Depreciation expense for each of the three years ended December 31, 2010, 2009 and 2008 was $15,860, $15,068 and $12,252, respectively.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2010
(In thousands, except share and per share data)

1.	Accounting Policies (Continued)

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

Software Development

Costs related to software developed or acquired for internal use are expensed or capitalized based on the applicable stage of software development and any capitalized costs are amortized over their estimated useful life.  The Company typically uses a five-year straight line amortization for the capitalized amounts of software development costs.  At December 31, 2010 and 2009 the Company had $7,443 and $6,112, respectively, of capitalized software development costs.  Accumulated amortization on these assets was $3,889 and $2,588 at December 31, 2010 and 2009, respectively.  Included in depreciation expense is amortization of capitalized software development costs.  Amortization of capitalized software development for the years ended December 31, 2010, 2009 and 2008 was $1,301, $1,016 and $853, respectively.  As of December 31, 2010 the estimated amortization expense for the next five years of capitalized software development costs is as follows:

2011	$1,290
2012	646
2013	526
2014	463
2015	246
Total	$3,171

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

Net Income Per Share

The Company calculates net income per share in accordance with the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, Earnings per Share (the “FASB Codification 260”).  Under the FASB Codification 260, basic net income per share excludes any dilutive effects of options, warrants and convertible securities. Diluted net income per share includes any dilutive effects of options, warrants and convertible securities, and uses the treasury stock method in calculating dilution.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2010
(In thousands, except share and per share data)

1.	Accounting Policies (Continued)

Comprehensive Income

Comprehensive income includes any changes in the equity of the Company from transactions and other events and circumstances from non-operational sources. Unrealized gains and losses on available-for-sale securities are included in other comprehensive income for all years presented.  Comprehensive income for the years ended December 31, 2010, 2009 and 2008 approximated net income.

Share-Based Payments

The Company’s general practice has been to make a single annual grant of share-based compensation to key employees and to generally make other grants only in connection with new employment or promotions.  In addition, the Company makes annual grants to non-employee directors in conjunction with their annual election to our Board of Directors or at the time of their appointment to the Board of Directors.  During the year ended December 31, 2006, the Company granted non-vested shares of Common Stock (“non-vested shares”) to key employees, but returned to granting stock options during the year ended December 31, 2007.  For non-employee directors, the Company continued to issue non-vested shares during the years ended December 31, 2010, 2009 and 2008.

    Stock options typically expire seven years from the grant date and vest ratably over a three-year period. The share-based compensation for these stock options and non-vested shares is recognized, net of estimated forfeitures, ratably over the requisite service period, or vesting period. Based on the Company’s historical experience, forfeitures have been estimated. The Company uses the Black-Scholes option-pricing model to estimate the grant-date fair value of options granted.  The fair values of non-vested shares issued to employees and non-employee directors were estimated using closing market prices for the business day of the grant.  The following table contains the weighted-average assumptions used to estimate the fair value of options granted.  These assumptions are highly subjective and changes in these assumptions can materially affect the fair value estimate.

	December 31,	December 31,	December 31,
	2010	2009	2008
Expected dividend yield	1.3%	0.9%	0.8%
Expected stock price volatility	45.7%	42.3%	35.2%
Weighted average risk-free interest rate	2.5%	2.0%	2.8%
Expected life of options (years)	4.5	4.5	4.5

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

Recently Issued Accounting Pronouncements

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

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2010
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

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2010
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

The Company’s total acquired customer relationships and non-compete agreements of $46,350 and $1,780, respectively, have weighted-average useful lives of 11.4 and 5.6 years, respectively.  Amortization expense on acquired customer relationships and non-compete agreements for each of the three years ended December 31, 2010, 2009 and 2008 was $4,590, $4,654 and $4,363, respectively.

The estimated amortization expense for the next five years on definite-lived intangible assets as of December 31, 2010 is as follows:

	2011	2012	2013	2014	2015
Customer relationships	$4,255	$4,255	$4,255	$4,067	$3,261
Non-compete agreements	335	311	24	20	20
Total	$4,590	$4,566	$4,279	$4,087	$3,281

3.	Goodwill and Other Long-Lived Assets

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

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2010
(In thousands, except share and per share data)

3.	Goodwill and Other Long-Lived Assets (Continued)

    The Company conducted its annual impairment test of goodwill for each reportable segment as of June 30, 2010 and no additional impairment charges were required.  For each of the goodwill impairment calculations, the Company calculated the fair value of the applicable reportable segments, using a combination of discounted projected cash flows and market valuations as of the valuation date for comparable companies.  The Company's fair value calculations for goodwill are classified within level 3 of the fair value hierarchy as defined in the FASB Codification.

    As of December 31, 2010, the carrying value of goodwill related to the Forward Air and FASI segments was $37,926 and $5,406, respectively. The estimation of fair value related to the impairment test for goodwill is particularly sensitive to projected financial information used in the calculations.  Earnings estimated to be generated by the Forward Air segment are expected to continue supporting the carrying value of its goodwill.  The FASI segment is currently facing the challenges of building and expanding a business during difficult economic times.  If these overall economic conditions worsen or continue for an extended period of time, future estimates of projected financial information may be reduced, and the Company may be required to record an additional impairment charge against the carrying value of FASI’s goodwill.

    The changes in the carrying value of goodwill by segment for the year ended December 31, 2009 are as follows:

	Forward Air		FASI		Total
		Accumulated		Accumulated
	Goodwill	Impairment	Goodwill	Impairment	Net
Beginning balance, December 31, 2008	$37,926	$--	$12,304	$--	$50,230
Adjustment to Service Express acquisition	--	--	55	--	55
Impairment loss	--	--	--	(6,953)	(6,953)
Ending balance, December 31, 2009	$37,926	$--	$12,359	$(6,953)	$43,332

    There were no changes in the carrying amount of goodwill during the year ended December 31, 2010.  The goodwill for the above acquisitions is deductible for tax purposes.

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

Credit Facilities

    On October 10, 2007, the Company entered into a $100,000 senior credit facility. This facility has a term of five years and includes an accordion feature, which allows for an additional $50,000 in borrowings.  However, at this time the Company believes that to access the accordion feature the Company’s lender would require that the interest rates for the senior credit facility be reset to match current market rates. The senior credit facility matures on October 10, 2012.  The Company entered into this larger credit facility in order to fund potential acquisitions, the repurchase of its common stock, and for financing other general business purposes.  Interest rates for advances under the facility are at LIBOR plus 0.6% to 0.9% based upon covenants related to total indebtedness to earnings (0.9% at December 31, 2010). The agreement contains certain covenants and restrictions, none of which are expected to significantly affect the Company’s operations or ability to pay dividends.  No assets are pledged as collateral against the senior credit facility.  As of December 31, 2010, the Company had $50,000 outstanding under the senior credit facility. At December 31, 2010, the Company had utilized $11,704 of availability for outstanding letters of credit and had $38,296 of available borrowing capacity outstanding under the senior credit facility.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2010
(In thousands, except share and per share data)

5.	Debt and Capital Lease Obligations (Continued)

Capital Leases

In September 2000, the Company entered into an agreement with the Rickenbacker Port Authority (“Rickenbacker”) to lease a building located near the Company’s Columbus, Ohio hub facility. At the inception of the lease, the Company made a $2,004 loan to Rickenbacker. The lease agreement had a ten-year initial term, with two five-year renewal options.  Because the lease met the criteria for classification as a capital lease, the leased building was recorded in property and equipment at $3,015 (which represented the present value of the total minimum lease payments, including the $2,004 initial payment).  During 2010, the original lease expired and the renewal option was not exercised resulting in the termination of the lease.  Upon termination of the lease the related assets and liabilities were written off resulting in a gain of approximately $679.

 In conjunction with the acquisitions discussed in Note 2, the Company assumed several equipment leases that met the criteria for classification as a capital lease.  The leased equipment is being amortized over the shorter of the lease term or useful life.

Property and equipment include the following amounts for assets under capital leases:

	December 31,	December 31,
	2010	2009
Buildings	$--	$3,015
Equipment	2,071	2,391
Accumulated amortization	(1,401)	(2,756)
	$670	$2,650

Amortization of assets under capital leases is included in depreciation and amortization expense.

Future minimum payments, by year and in the aggregate, under non-cancelable capital leases with initial or remaining terms of one year or more consist of the following at December 31, 2010:

2011	$705
2012	585
2013	286
2014	48
Total	1,624
Less amounts representing interest	103
Present value of net minimum lease payments (including current portion of $638)	$1,521

Interest Payments

Interest payments during 2010, 2009 and 2008 were $718, $749 and $1,628, respectively.  During the years ended December 31, 2009 and 2008, $110 and $301 of interest payments were capitalized, respectively.  No interest was capitalized during the year ended December 31, 2010.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2010
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

Cash Dividends

During each quarter of 2010, 2009 and 2008, the Company’s Board of Directors declared a cash dividend of $0.07 per share of Common Stock. On February 11, 2011, the Company’s Board of Directors declared a $0.07 per share dividend that will be paid in the first quarter of 2011. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

Repurchase of Common Stock

On July 31, 2007 our Board of Directors approved an additional stock repurchase program for up to two million shares of the Company’s Common Stock (the “2007 Repurchase Plan”).  No shares were repurchased during the years ended December 31, 2010 and 2009.  As of December 31, 2010, 1,788,827 shares of Common Stock remain that may be repurchased under the 2007 Repurchase Plan.

Share-Based Compensation

The Company had previously reserved for issuance 4,500,000 common shares under the 1999 Stock Option and Incentive Plan (the “1999 Plan”). Options issued under the 1999 Plan have seven to ten-year terms and vested over a one to five year period.

In May 2008, with the approval of shareholders, the Company amended and restated the 1999 Stock Option and Incentive Plan (the “1999 Amended Plan”) to reserve for issuance an additional 3,000,000 common shares, increasing the total number of reserved common shares under the 1999 Amended Plan to 7,500,000.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2010
(In thousands, except share and per share data)

6.	Shareholders’ Equity, Stock Options and Net Income per Share (Continued)

Employee Activity - Options

The following table summarizes the Company’s employee stock option activity and related information for the years ended December 31, 2010, 2009 and 2008:

	2010		2009		2008
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
	(000)	Price	(000)	Price	(000)	Price

Outstanding at beginning of year	3,086	$26	2,446	$28	2,246	$26
Granted	664	22	675	23	387	30
Exercised	(35)	21	(1)	18	(153)	15
Forfeited	(13)	26	(34)	28	(34)	32
Outstanding at end of year	3,702	$26	3,086	$26	2,446	$28
Exercisable at end of year	2,475	$27	1,906	$27	1,528	$26
Options available for grant	1,713		2,363		3,004
Weighted-average fair value of
options granted during the year	$8.24		$7.96		$9.17
Aggregate intrinsic value
for options exercised	$268		$3		$3,089
Average aggregate intrinsic value
for options outstanding	$3,613
Average aggregate intrinsic value
for exercisable options	$--

The following table summarizes information about stock options outstanding as of December 31, 2010:

			Outstanding		Exercisable
		Weighted	Weighted		Weighted
Range of	Number	Average	Average	Number	Average
Exercise	Outstanding	Remaining	Exercise	Exercisable	Exercise
Price	(000)	Contractual Life	Price	(000)	Price
$13.25-18.82	312	2.4	$15.48	312	$15.48
20.05-29.44	2,578	4.7	25.33	1,356	27.18
30.35-35.53	812	3.4	31.37	807	31.36
$13.25-35.53	3,702	4.2	$25.82	2,475	$27.07

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2010
(In thousands, except share and per share data)

6.	Shareholders’ Equity, Stock Options and Net Income per Share (Continued)

Share-based compensation expense for options granted in 2010, 2009 and 2008 was recognized in salaries, wages and employee benefits.  Share-based compensation expense for options granted was $5,689, $5,832 and $4,036 during 2010, 2009 and 2008, respectively.  The total tax benefit related to the share-based expense for these options was $1,707, $1,691 and $1,032 for 2010, 2009 and 2008, respectively. Total compensation cost, net of estimated forfeitures, related to the options not yet recognized in earnings was $5,457 at December 31, 2010. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Employee Activity – Non-vested shares

    During the year ended December 31, 2006, the Company granted 129,350 non-vested shares to key employees with a weighted-average fair value of $36.09 per share.  Share-based compensation expense of $258 and $1,403 for non-vested shares granted to employees during 2006 was recognized in salaries, wages and employee benefits during the years ended December 31, 2009 and 2008, respectively. The total tax benefit related to this share-based expense was $109 and $550 for the years ended December 31, 2009 and 2008, respectively.

    During the year ended December 31, 2009, 37,632 previously non-vested shares with a total grant date fair value of $1,358 vested to employees.  During the year ended December 31, 2008, 38,078 previously non-vested shares with a total grant date fair value of $1,374 vested to employees.  During the year ended December 31, 2008, 1,350 of non-vested shares were forfeited by employees.  No non-vested shares were forfeited by employees during the year ended December 31, 2009.   As of December 31, 2009 all shares granted to employees had vested or been forfeited.

Employee Activity – ESPP

Under the ESPP at December 31, 2010, the Company is authorized to issue up to a remaining 439,090 shares of Common Stock to employees of the Company. For the years ended December 31, 2010, 2009 and 2008, participants under the plan purchased 8,142, 12,092 and 10,377 shares, respectively, at an average price of $23.89, $19.63 and $24.57 per share, respectively. The weighted-average fair value of each purchase right under the ESPP granted for the years ended December 31, 2010, 2009 and 2008, which is equal to the discount from the market value of the Common Stock at the end of each six month purchase period, was $3.93, $3.90 and $5.00 per share, respectively. Share-based compensation expense of $32, $47 and $51 was recognized in salaries, wages and employee benefits, during the years ended December 31, 2010, 2009 and 2008, respectively.

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

During 2010, 2009 and 2008, under the Amended Plan, 19,131, 30,870 and 18,448, respectively, of non-vested shares or deferred stock units were issued to the Company’s non-employee directors.  The weighted-average grant date fair values for the 2010, 2009 and 2008 grants to non-employee directors were $29.27, $18.14 and $34.69, respectively.  The share-based compensation for these awards are recognized, net of estimated forfeitures, ratably over the requisite service period, or vesting period, of one year.

Under the 2006 Plan, during 2006, 13,500 non-vested shares and deferred stock units were issued to the Company’s non-employee directors with a weighted-average fair value of $36.27.  In April 2007, 375 non-vested shares with fair values of $30.88 per share were issued to a new non-employee director.  The share-based compensation for these awards was recognized, net of estimated forfeitures, ratably over the requisite service period, or vesting period, of three years.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2010
(In thousands, except share and per share data)

6.	Shareholders’ Equity, Stock Options and Net Income per Share (Continued)

During the year ended December 31, 2008, 23,649 of previously non-vested shares and deferred stock units with a total grant date fair value of $807 vested to non-employee directors.  During 2008, a non-employee director resigned from our Board of Directors and forfeited approximately 3,056 non-vested shares.  During the year ended December 31, 2009, 20,017 of previously non-vested shares and deferred stock units with a total grant date fair value of $700 vested to non-employee directors.  During the year ended December 31, 2010, 30,995 of previously non-vested shares and deferred stock units with a total grant date fair value of $892 vested to non-employee directors.  At December 31, 2010, 19,131 non-vested shares granted to non-employee directors had yet to vest.

During the years ended December 31, 2010, 2009 and 2008, share-based compensation expense for non-vested shares granted to non-employee directors under the above plans was $563, $617 and $777, respectively, and was recognized in salaries, wages and employee benefits. The total tax benefits related to this share-based expense was $226, $261 and $305 for the years ended December 31, 2010, 2009 and 2008, respectively.  Total compensation cost, net of estimated forfeitures, related to these non-vested shares granted to non-employee directors not yet recognized in earnings was $202 at December 31, 2010. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Non-employee Directors - Options

    In addition to the above activity, each May from 1995 to 2005, options were granted to the non-employee directors of the Company.  The options have terms of ten years and are fully exercisable.  The following tables summarize the Company’s non-employee stock option activity and related information for the years ended December 31, 2010, 2009 and 2008:

	2010		2009		2008
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
	(000)	Price	(000)	Price	(000)	Price

Outstanding at beginning of year	74	$22	74	$22	112	$22
Granted	--	--	--	--	--	--
Exercised	(11)	24	--	--	(38)	22
Forfeited	--	--	--	--	--	--
Outstanding and exercisable at end of year	63	$22	74	$22	74	$22
Aggregate intrinsic value
for options exercised	$37		$--		$497
Average aggregate intrinsic value
for options outstanding and exercisable	$332

 At December 31, 2010, weighted average remaining contractual term for these options was 2.6 years.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2010
(In thousands, except share and per share data)

6.	Shareholders’ Equity, Stock Options and Net Income per Share (Continued)

Net Income per Share

The following table sets forth the computation of net income per basic and diluted share:

	2010	2009	2008
Numerator:
Numerator for basic and diluted net income per share	$32,036	$9,802	$42,542

Denominator:
Denominator for basic net income per share - weighted-average shares (in thousands)	28,984	28,928	28,808
Effect of dilutive stock options and non-vested shares (in thousands)	127	65	217
Denominator for diluted net income per share - adjusted weighted-average shares (in thousands)	29,111	28,993	29,025
Basic net income per share	$1.11	$0.34	$1.48
Diluted net income per share	$1.10	$0.34	$1.47

The number of options and non-vested shares that could potentially dilute income per basic share in the future, but that were not included in the computation of income per diluted share because to do so would have been anti-dilutive for the periods presented, were approximately 3,174,000, 2,610,000 and 1,153,000 in 2010, 2009 and 2008, respectively.

7.	Income Taxes

The provision for income taxes consists of the following:

	2010	2009	2008
Current:
Federal	$16,816	$10,711	$22,242
State	2,811	2,017	3,476
	19,627	12,728	25,718
Deferred:
Federal	1,566	(4,310)	1,061
State	(130)	(271)	90
	1,436	(4,581)	1,151
	$21,063	$8,147	$26,869

The tax (expense) benefit associated with the exercise of stock options and the vesting of non-vested shares during the years ended December 31, 2010, 2009 and 2008 were $194, ($370) and $1,030, respectively, and are reflected as a decrease or increase in additional paid-in capital in the accompanying consolidated statements of shareholders’ equity.

The historical income tax expense differs from the amounts computed by applying the federal statutory rate of 35.0% to income before income taxes as follows:

	2010	2009	2008
Tax expense at the statutory rate	$18,585	$6,282	$24,294
State income taxes, net of federal benefit	1,790	1,135	2,318
Qualified stock options	516	659	503
Meals and entertainment	186	176	194
Deferred tax asset valuation allowance	(124)	183	(132)
Federal income tax credits	--	(269)	(328)
Other	110	(19)	20
	$21,063	$8,147	$26,869

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2010
(In thousands, except share and per share data)

7.	Income Taxes (Continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31,	December 31,
	2010	2009
Deferred tax assets:
Accrued expenses	$4,669	$4,365
Allowance for doubtful accounts	772	742
Non-compete agreements	2,227	1,711
Share-based compensation	5,101	3,548
Accruals for income tax contingencies	114	114
Impairment of goodwill and other intangible assets	1,805	2,104
Net operating loss carryforwards	444	279
Total deferred tax assets	15,132	12,863
Valuation allowance	(335)	(459)
Total deferred tax assets, net of valuation allowance	14,797	12,404

Deferred tax liabilities:
Tax over book depreciation	11,541	8,786
Prepaid expenses deductible when paid	1,463	1,800
Goodwill	5,760	4,343
Total deferred tax liabilities	18,764	14,929
Net deferred tax liabilities	$(3,967)	$(2,525)

    The balance sheet classification of deferred income taxes is as follows:

	December 31,	December 31,
	2010	2009
Current assets	$2,149	$3,261
Noncurrent liabilities	(6,116)	(5,786)
	$(3,967)	$(2,525)

Total income tax payments, net of refunds, during fiscal years 2010, 2009 and 2008 were $20,944, $7,888 and $30,293, respectively.

At December 31, 2010 and 2009, the Company had state net operating loss carryforwards of $10,084 and $8,792, respectively that will expire between 2013 and 2026. The use of these state net operating losses is limited to the future taxable income of separate legal entities. Based on expectations of future taxable income, management believes that it is more likely than not that the results of operations will not generate sufficient taxable income to realize the net operating loss benefits for the $6,465 in state loss carryforwards.  As a result, a valuation allowance has been provided for $6,465 of the state loss carryforwards. The valuation allowance on these certain state loss carryforwards was unchanged during 2010, but increased $3 during 2009.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2010
(In thousands, except share and per share data)

7.	Income Taxes (Continued)

During 2009, the Company also established a valuation allowance of $180 on the state portion of FASI’s net deferred tax assets.  This valuation allowance was established based on expectations of future taxable income as management believes that it is more likely than not that the results of FASI operations will not generate sufficient taxable income to realize the state benefit of the net deferred tax assets.  During 2010, in conjunction with a decline in FASI’s net deferred tax assets the related valuation allowance was reduced by $124.

Income Tax Contingencies

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states and Canada. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2005.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

Liability for
Unrecognized Tax
Benefits
Balance at December 31, 2007	$1,117
Additions for tax positions of current year	126
Reductions for settlement with state taxing authorities	(815)
Balance at December 31, 2008	428
Additions for tax positions of current year	71
Additions for tax positions of prior years	143
Balance at December 31, 2009	642
Additions for tax positions of current year	41
Additions for tax positions of prior years	190
Reductions for settlement with state taxing authorities	(148)
Balance at December 31, 2010	$725

Included in the liability for unrecognized tax benefits at December 31, 2010 and December 31, 2009 are tax positions of $725 and $642, respectively, which represents tax positions where the realization of the ultimate benefit is uncertain and the disallowance of which would affect the Company’s annual effective income tax rate.

Included in the liability for unrecognized tax benefits at December 31, 2010 and December 31, 2009, are accrued penalties of $57.  The liability for unrecognized tax benefits at December 31, 2010 and December 31, 2009 also included accrued interest of $113 and $99, respectively.

8.	Operating Leases

The Company leases certain facilities under noncancellable operating leases that expire in various years through 2020. Certain leases may be renewed for periods varying from one to ten years.  In conjunction with previous acquisitions discussed in Note 2, the Company assumed several operating leases for tractors, straight trucks and trailers with original lease terms between three and six years.  These leases expire in various years through 2014 and may not be renewed beyond the original term.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2010
(In thousands, except share and per share data)

8.	Operating Leases (Continued)

Sublease rental income, was $556, $356 and $615 in 2010, 2009 and 2008, respectively.  In 2011, the Company expects to receive aggregate future minimum rental payments under noncancellable subleases of approximately $95.  Noncancellable subleases expire between 2012 and 2016.

Future minimum rental payments under noncancellable operating leases with initial or remaining terms in excess of one year consisted of the following at December 31, 2010:

2011	$20,566
2012	17,193
2013	14,325
2014	12,647
2015	9,178
Thereafter	13,884
Total	$87,793

9.	Commitments and Contingencies

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

    As of December 31, 2010, the Company had commitments to purchase various trailers, vehicles and forklifts for approximately $14,211 during 2011.  This commitment is expected to be funded by cash on hand and cash flows from operations.

10.	Employee Benefit Plan

The Company has a retirement savings plan (the “401(k) Plan”). The 401(k) Plan is a defined contribution plan whereby employees who have completed 90 days of service, a minimum of 1,000 hours of service and are age 21 or older are eligible to participate. The 401(k) Plan allows eligible employees to make contributions of 2.0% to 80.0% of their annual compensation. Employer contributions were made at 25.0% of the employee’s contribution up to a maximum of 6.0% for all periods presented of total annual compensation except where government limitations prohibit.

Employer contributions vest 20.0% after two years of service and continue vesting 20.0% per year until fully vested. The Company’s matching contributions expensed in 2010, 2009 and 2008 were approximately $548, $519 and $615, respectively.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2010
(In thousands, except share and per share data)

11.	Financial Instruments

Off Balance Sheet Risk

At December 31, 2010, the Company had letters of credit outstanding totaling $11,704 as required by its workers’ compensation and vehicle liability insurance providers.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company does not generally require collateral from its customers. Concentrations of credit risk with respect to trade accounts receivable on a consolidated basis are limited due to the large number of entities comprising the Company’s customer base and their dispersion across many different industries.  However, while not significant to the Company on a consolidated basis, four customers account for approximately 70.4% of FASI’s 2010 operating revenue.  Receivables from these four customers totaled approximately $4,550 at December 31, 2010.

Beginning in the second quarter of 2010, the Company ceased providing services to one of its largest customer in 2009.  During 2009 revenues from this customer were approximately $9,050 and accounted for 12.5% of FASI’s operating revenue and 2.2% of the Company’s consolidated operating revenue.  During 2010, through cessation of services, revenues from this customer were approximately $5,541 and accounted for 7.5% of FASI’s operating revenue and 1.1% of the Company’s consolidated operating revenue.  The revenue associated with this customer was low yielding and the impact on 2010 and 2009 operating results was minimal.

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

	December 31, 2010		December 31, 2009
	Carrying	Fair	Carrying	Fair
	Value	Value	Value	Value
Senior credit facility	$50,000	$48,480	$50,000	$47,461
Notes payable	--	--	21	22
Capital lease obligations	1,521	1,539	3,067	3,305

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
DECEMBER 31, 2010
(In thousands, except share and per share data)

12.	Segment Reporting (Continued)

    The following tables summarize segment information about net income and assets used by the chief operating decision maker of the Company in making decisions regarding allocation of assets and resources as of and for the years ended December 31, 2010, 2009 and 2008.

Year ended December 31, 2010	Forward Air	FASI	Eliminations	Consolidated
External revenues	$411,767	$72,172	$--	$483,939
Intersegment revenues	1,168	311	(1,479)	--
Depreciation and amortization	16,496	3,954	--	20,450
Share-based compensation expense	5,896	388	--	6,284
Interest expense	671	59	--	730
Interest income	92	4	--	96
Income tax expense	20,769	294	--	21,063
Net income (loss)	32,580	(544)	--	32,036
Total assets	349,849	36,875	(37,928)	348,796
Capital expenditures	10,461	4,687	--	15,148

Year ended December 31, 2009	Forward Air	FASI	Eliminations	Consolidated
External revenues	$345,388	$72,022	$--	$417,410
Intersegment revenues	920	446	(1,366)	--
Depreciation and amortization	16,096	3,626	--	19,722
Share-based compensation expense	6,461	293	--	6,754
Impairment of goodwill and other intangible assets	204	6,953	--	7,157
Interest expense	572	98	--	670
Interest income	66	6	--	72
Income tax expense (benefit)	11,137	(2,990)	--	8,147
Net income (loss)	15,234	(5,432)	--	9,802
Total assets	315,267	39,591	(38,128)	316,730
Capital expenditures	17,961	2,886	--	20,847

Year ended December 31, 2008	Forward Air	FASI	Eliminations	Consolidated
External revenues	$419,283	$55,153	$--	$474,436
Intersegment revenues	1,929	127	(2,056)	--
Depreciation and amortization	14,414	2,201	--	16,615
Share-based compensation expense	6,130	137	--	6,267
Interest expense	1,157	79	--	1,236
Interest income	344	10	--	354
Income tax expense (benefit)	26,996	(127)	--	26,869
Net income (loss)	42,910	(368)	--	42,542
Total assets	298,585	46,901	(37,959)	307,527
Capital expenditures	23,337	3,362	--	26,699

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2010
(In thousands, except share and per share data)

13.	Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2010 and 2009:

	2010
	March 31	June 30	September 30	December 31
Operating revenue	$106,977	$122,132	$121,522	$133,308
Income from operations	6,055	13,502	15,505	18,677
Net income	3,419	7,912	8,888	11,817

Net income per share:
Basic	$0.12	$0.27	$0.31	$0.41
Diluted	$0.12	$0.27	$0.31	$0.41

	2009
	March 31	June 30	September 30	December 31
Operating revenue	$96,616	$99,697	$103,079	$118,018
Income (loss) from operations	(5,026)	4,873	6,671	12,032
Net income (loss)	(3,104)	2,844	3,779	6,283

Net income (loss) per share:
Basic	$(0.11)	$0.10	$0.13	$0.22
Diluted	$(0.11)	$0.10	$0.13	$0.22

Forward Air Corporation
Schedule II — Valuation and Qualifying Accounts
(In thousands)

Col. A		Col. B	Col. C		Col. D		Col. E
		Balance at	Charged to	Charged to	Deductions		Balance at
		Beginning	Costs and	Other Accounts	-Describe		End of
		of Period	Expenses	Describe			Period

Year ended December 31, 2010
Allowance for doubtful accounts		$1,457	$(52)	$--	$(214)	(2)	$1,619
Allowance for revenue adjustments	(1)	462	1,589	--	1,674	(3)	377
Income tax valuation		459	(124)	--	--		335
		2,378	1,413	--	1,460		2,331
Year ended December 31, 2009
Allowance for doubtful accounts		$1,675	$(60)	$--	$158	(2)	$1,457
Allowance for revenue adjustments	(1)	856	2,390	--	2,784	(3)	462
Income tax valuation		276	183	--	--		459
		2,807	2,513	--	2,942		2,378
Year ended December 31, 2008
Allowance for doubtful accounts		$805	$903	$--	$33	(2)	$1,675
Allowance for revenue adjustments	(1)	337	4,259	--	3,740	(3)	856
Income tax valuation		408	--	--	132	(4)	276
		1,142	5,162	--	3,773		2,807

(1) Represents an allowance for adjustments to accounts receivable due to disputed rates, accessorial charges and other aspects of previously billed shipments.
(2) Represents uncollectible accounts written off, net of recoveries
(3) Represents adjustments to billed accounts receivable
(4) Represents expired state net operating loss carryforwards

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
Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to the registrant's Proxy Statement filed with the Securities and Exchange Commission on April 3, 2008 (File No. 0-22490))

10.3
Lease Agreement, dated as of June 1, 2006, between the Greeneville-Greene County Airport Authority and the registrant (incorporated herein by reference to Exhibit 10.3 to the registrant's Annaul Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission on February 27, 2007 (File No. 0-22490))

10.4
Air Carrier Certificate, effective August 28, 2003 (incorporated herein by reference to Exhibit 10.5 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission on March 11, 2004 (File No. 0-22490))

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
Amendment dated December 30, 2008 to Employment Agreement dated October 30, 2007, between Forward Air Corporation and Bruce A. Campbell (incorporated herein by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission on February 26, 2009 (File No. 0-22490))

10.9	*
Second Amendment dated February 24, 2009 to Employment Agreement dated October 30, 2007, between Forward Air Corporation and Bruce A. Campbell (incorporated herein by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission on February 26, 2009 (File No. 0-22490))

10.10	*	Third Amendment dated December 15, 2010 to Employment Agreement dated October 30, 2007, between Forward Air Corporation and Bruce A. Campbell
10.11	*
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

10.16	*	Form of Non-Qualified Stock Option Agreement under the registrant's Amended and Restated Stock Option and Incentive Plan
10.17	*
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
Form of Restricted Stock Agreement for an award of restricted stock under the registrant's 1999 Stock Option and Incentive Plan, as amended, granted during 2006 (incorporated herein by reference to Exhibit 10.19 to the registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on March 22, 2006 (File No. 0-22490))

10.19	*	Form of Restricted Stock Agreement under the registrant's Amended and Restated Stock Option and Incentive Plan
10.20	*
2006 Non-Employee Director Stock Plan (incorporated herein by reference to Appendix A of the registrant's Proxy Statement filed with the Securities and Exchange Commission on April 24, 2006 (File No. 0-22490))

10.21	*
Form of Non-Employee Director Restricted Stock Agreement for an award of restricted stock under the registrant's 2006 Non-Employee Director Stock Plan (incorporated herein by reference to Exhibit 99.2 to the registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 19, 2006 (File No. 0-22490))

10.22	*
Amended and Restated Non-Employee Director Stock Plan (incorporated herein by reference to Appendix B of the registrant's Proxy Statement filed with the Securities and Exchange Commission on April 19, 2007 (File No. 0-22490))

10.23	*
Amended and Restated Non-Employee Director Stock Plan, as further amended and restated on December 17, 2008  (incorporated herein by reference to Exhibit 10.25 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission on February 26, 2009 (File No. 0-22490))

10.24	*
Schedule of Non-Employee Director Compensation effective May 24, 2006 (incorporated herein by reference to Exhibit 99.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 23, 2006 (File No. 0-22490))

10.25		2010 Annual Incentive Plan Clawback Agreement
10.26
Agreement of Purchase and Sale, dated as of July 10, 2006, among AMB Property II, L.P., Headlands Realty Corporation and Forward Air, Inc. (incorporated herein by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 filed with the Securities and Exchange Commission on August 4, 2006 (File No. 0-22490))

10.27
Agreement of Purchase and Sale, dated as of September 14, 2006, by and between Headlands Realty Corporation and Forward Air, Inc. (incorporated herein by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 filed with the Securities and Exchange Commission on November 3, 2006 (File No. 0-22490))

10.28
Asset Purchase Agreement dated November 26, 2007 by and among Forward Air Corporation, Black Hawk Freight Services, Inc. and the stockholders of Black Hawk Freight Services, Inc. (incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 30, 2007 (File No. 0-22490))

14.1		Code of Business Conduct and Ethics
21.1
Subsidiaries of the registrant (incorporated herein by reference to Exhibit 21.1 to the registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2009 filed with the Securities and Exchange Commission on February 26, 2010 (File No. 0-22490))

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