Form 10-Q
period 2011-03-31
FORWARD AIR CORP
filed 2011-04-25
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2011
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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of April 21, 2011 was 29,376,443.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited).

Forward Air Corporation
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)
(Unaudited)

	March 31,	December 31,
	2011	2010 (a)
Assets
Current assets:
Cash	$85,681	$74,504
Accounts receivable, less allowance of $1,500 in 2011 and $1,996 in 2010	68,387	62,763
Other current assets	9,541	8,696
Total current assets	163,609	145,963

Property and equipment	217,560	213,704
Less accumulated depreciation and amortization	88,033	87,272
Total property and equipment, net	129,527	126,432
Goodwill and other acquired intangibles:
Goodwill	43,332	43,332
Other acquired intangibles, net of accumulated amortization of $18,019 in 2011 and $16,871 in 2010	30,111	31,259
Total goodwill and other acquired intangibles	73,443	74,591
Other assets	1,523	1,810
Total assets	$368,102	$348,796

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$11,804	$10,687
Accrued expenses	21,900	16,280
Current portion of debt and capital lease obligations	603	638
Total current liabilities	34,307	27,605

Long-term debt and capital lease obligations, less current portion	50,747	50,883
Other long-term liabilities	8,371	8,106
Deferred income taxes	6,408	6,116

Shareholders’ equity:
Preferred stock	--	--
Common stock, $0.01 par value:
Authorized shares – 50,000,000
Issued and outstanding shares – 29,243,051 in 2011 and 29,030,919 in 2010	292	290
Additional paid-in capital	30,668	24,300
Retained earnings	237,309	231,496
Total shareholders’ equity	268,269	256,086
Total liabilities and shareholders’ equity	$368,102	$348,796

(a) Taken from audited financial statements, which are not presented in their entirety.

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended
	March 31,	March 31,
	2011	2010
Operating revenue:
Forward Air
Airport-to-airport	$82,147	$70,888
Logistics	16,494	13,855
Other	6,403	5,875
Forward Air Solutions
Pool distribution	15,157	16,359
Total operating revenue	120,201	106,977

Operating expenses:
Purchased transportation
Forward Air
Airport-to-airport	32,593	28,799
Logistics	12,799	10,768
Other	1,473	1,492
Forward Air Solutions
Pool distribution	3,457	3,442
Total purchased transportation	50,322	44,501
Salaries, wages and employee benefits	30,495	30,670
Operating leases	6,706	6,629
Depreciation and amortization	5,082	4,949
Insurance and claims	2,175	2,331
Fuel expense	2,388	2,058
Other operating expenses	9,747	9,784
Total operating expenses	106,915	100,922
Income from operations	13,286	6,055

Other income (expense):
Interest expense	(195)	(185)
Other, net	16	30
Total other expense	(179)	(155)
Income before income taxes	13,107	5,900
Income tax expense	5,238	2,481
Net income	$7,869	$3,419

Net income per share:
Basic	$0.27	$0.12
Diluted	$0.27	$0.12
Weighted average shares outstanding:
Basic	29,135	28,951
Diluted	29,371	29,074

Dividends per share:	$0.07	$0.07

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended
	March 31,	March 31,
	2011	2010
Operating activities:
Net income	$7,869	$3,419
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,082	4,949
Share-based compensation	1,443	1,763
Loss on sale or disposal of property and equipment	21	1
Provision for (recovery) loss on receivables	(50)	90
Provision for revenue adjustments	484	423
Deferred income taxes	20	(873)
Tax benefit for stock options exercised	(88)	(4)
Changes in operating assets and liabilities
Accounts receivable	(6,058)	(3,218)
Prepaid expenses and other current assets	(881)	1,786
Accounts payable and accrued expenses	7,377	1,856
Net cash provided by operating activities	15,219	10,192

Investing activities:
Proceeds from disposal of property and equipment	279	20
Purchases of property and equipment	(7,329)	(5,426)
Other	308	39
Net cash used in investing activities	(6,742)	(5,367)

Financing activities:
Payments of debt and capital lease obligations	(171)	(261)
Proceeds from exercise of stock options	4,838	38
Payments of cash dividends	(2,055)	(2,029)
Tax benefit for stock options exercised	88	4
Net cash provided by (used in) financing activities	2,700	(2,248)
Net increase in cash	11,177	2,577
Cash at beginning of period	74,504	42,035
Cash at end of period	$85,681	$44,612

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
 (In thousands, except per share data)
(Unaudited)
March 31, 2011

1.	Basis of Presentation

Forward Air Corporation's (“the Company”) services can be classified into two principal reporting segments:  Forward Air, Inc. (“Forward Air”) and Forward Air Solutions, Inc. (“FASI”).

Through the Forward Air segment, the Company is a leading provider of time-definite transportation and related logistics services to the North American deferred air freight market and its activities can be classified into three categories of service: airport-to-airport, logistics, and other.  Forward Air’s airport-to-airport service operates a comprehensive national network for the time-definite surface transportation of deferred air freight.  The airport-to-airport service offers customers local pick-up and delivery and scheduled surface transportation of cargo as a cost effective, reliable alternative to air transportation.  Forward Air’s logistics services provide expedited truckload brokerage and dedicated fleet services.  Forward Air’s other services include shipment consolidation and deconsolidation, warehousing, customs brokerage, and other handling.  The Forward Air segment primarily provides its transportation services through a network of terminals located at or near airports in the United States and Canada.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company’s operating results are subject to seasonal trends when measured on a quarterly basis, therefore operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and notes thereto included in the Forward Air Corporation Annual Report on Form 10-K for the year ended December 31, 2010.

The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date, but does not include all of the financial information and notes required by United States generally accepted accounting principles for complete financial statements.

The accompanying consolidated financial statements of the Company include Forward Air Corporation and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

2.	Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“the FASB”) expanded the disclosure requirements for fair value measurements. The expanded disclosures require a greater level of disaggregated information and additional disclosures about valuation techniques and inputs to fair value measurements. The amendment requires expanded disclosures on transfers in and out of Level 1 and Level 2 fair values, activity in Level 3 investments and inputs and valuation techniques.  For level 3 fair value measurements, the disclosure requirements were effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of the provisions of this amendment required for periods beginning after December 15, 2010 did not have a material impact on the Company’s financial statement disclosures.

3.	Comprehensive Income

Comprehensive income includes any changes in the equity of the Company from transactions and other events and circumstances from non-owner sources. Comprehensive income for the three months ended March 31, 2011 and 2010 was $7,869 and $3,419, respectively.  The comprehensive results approximated net income.

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

As of March 31, 2011, the carrying value of goodwill related to the Forward Air and FASI segments was $37,926 and $5,406, respectively. The estimation of fair value related to the impairment test for goodwill is particularly sensitive to projected financial information used in the calculations.  Earnings estimated to be generated by the Forward Air segment are expected to continue supporting the carrying value of its goodwill.  The FASI segment is currently facing the challenges of building, expanding and diversifying its revenue base.  If FASI’s efforts are significantly delayed, future estimates of projected financial information may be reduced, and the Company may be required to record an impairment charge against the carrying value of FASI’s goodwill.  There were no changes in the carrying amount of goodwill during the three months ended March 31, 2011.

5.	Share-Based Payments

The Company’s general practice has been to make a single annual grant of share-based compensation to key employees and to make other employee grants only in connection with new employment or promotions.  Forms of share-based compensation granted to employees by the Company include stock options, non-vested shares of common stock (“non-vested share”), and performance shares.  The Company also typically makes a single annual grant of non-vested shares to non-employee directors in conjunction with the annual election of non-employee directors to the Board of Directors.  Share-based compensation is based on the grant date fair value of the instrument and is recognized, net of estimated forfeitures, ratably over the requisite service period, or vesting period. The Company estimates forfeitures based upon historical experience.  All share-based compensation expense is recognized in salaries, wages and employee benefits.

Employee Activity

Stock option grants to employees typically expire seven years from the grant date and vest ratably over a three-year period.  The Company used the Black-Scholes option-pricing model to estimate the grant-date fair value of options granted.  The weighted-average fair value of options granted during the three months ended March 31, 2011 and 2010 was $10.68 and $8.24, respectively.  The fair values were estimated using the following weighted-average assumptions:

	Three months ended
	March 31,	March 31,
	2011	2010
Expected dividend yield	1.0%	1.3%
Expected stock price volatility	44.9%	45.7%
Weighted average risk-free interest rate	2.4%	2.5%
Expected life of options (years)	4.6	4.5

During the three months ended March 31, 2011 and 2010, share-based compensation expense for options granted to employees was $1,115 and $1,624, respectively.   The total tax benefit related to the share-based expense for these options for the three months ended March 31, 2011 and 2010, was $307 and $477, respectively.  Total compensation cost, net of estimated forfeitures, related to the options not yet recognized in earnings was $5,678 at March 31, 2011. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements

5.	Share-Based Payments (continued)

The following tables summarize the Company’s employee stock option activity and related information for the three months ended March 31, 2011:

	Three months ended March 31, 2011
				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Options	Exercise	Value	Contractual
	(000)	Price	(000)	Term
Outstanding at December 31, 2010	3,702	$26
Granted	118	29
Exercised	(201)	23
Forfeited	(3)	23
Outstanding at March 31, 2011	3,616	$26	$9,916	4.1
Exercisable at March 31, 2011	2,834	$27	$5,757	3.7

During the first quarter of 2011, the Company granted 107,505 non-vested shares to key employees with a weighted-average fair value of $28.61.  The non-vested shares’ fair values were estimated using closing market prices on the day of grant. Share-based compensation expense was $137 during the three months ended March 31, 2011 for non-vested shares granted to employees. The total tax benefit related to this share-based expense was $55 for the three months ended March 31, 2011.  As of March 31, 2011, total compensation cost, net of estimated forfeitures, related to the non-vested shares not yet recognized in earnings was $2,939.

During the first quarter of 2011, the Company granted performance shares to key employees.  Under the terms of the performance share agreements, on the third anniversary of the grant date, the Company will issue to the employees a calculated number of common stock shares based on the three year performance of the Company’s common stock share price as compared to the share price performance of a selected peer group.  The median number of shares eligible for issuance to employees under these agreements is 37,530.  No shares may be issued if the Company share price performance outperforms 30 percent or less of the peer group, but the number of shares issued may be increased to 75,060 shares if the Company share price performs better than 90 percent of the peer group.  The fair value of the performance shares was calculated using a Monte Carlo simulation with a risk free rate of return of 1.4% and a three year volatility of 47.7%.  The Company is currently in the process of finalizing the Monte Carlo valuation, but currently estimates the fair value of the performance shares to be $32.45 per share.  Share-based compensation expense for the performance shares was $53 during the three months ended March 31, 2011.  As of March 31, 2011, total compensation cost, net of estimated forfeitures, related to the performance shares not yet recognized in earnings was $1,164.

Non-employee Director Activity

Grants of non-vested shares to non-employee directors vest ratably over the elected term to the Board of Directors, or one year.  Share-based compensation expense during the three months ended March 31, 2011 and 2010 was $138 and $139, respectively, for non-vested shares granted to non-employee directors.  The total tax benefit related to this share-based expense was $55 and $56 for the three months ended March 31, 2011 and 2010, respectively. Total compensation cost, net of estimated forfeitures, related to the non-vested shares granted to non-employee directors not yet recognized in earnings was $120 at March 31, 2011.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

In addition to the above activity, each May from 1995 to 2005 options were granted to the non-employee directors of the Company.  The options have terms of ten years and are fully exercisable.  At March 31, 2011, 51,875 options were outstanding and will expire between May 2011 and May 2015.  During the three months ended March 31, 2011, non-employee directors of the Company exercised 11,250 stock options with a weighted average exercise price of $25.  At March 31, 2011, the weighted average exercise price per share and remaining contractual term for the outstanding options of non-employee directors were $21 and 2.8 years, respectively.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements

6.	Senior Credit Facility

On October 10, 2007, the Company entered into a $100,000 senior credit facility. This facility has a term of five years and includes an accordion feature, which allows for an additional $50,000 in borrowings.  However, at this time the Company believes that to access the accordion feature the Company’s lender would require that the interest rates for the senior credit facility be reset to match current market rates. The senior credit facility matures on October 10, 2012.  The Company entered into this larger credit facility in order to fund potential acquisitions, the repurchase of its common stock, and for financing other general business purposes.  Interest rates for advances under the facility are at LIBOR plus 0.6% to 0.9% based upon covenants related to total indebtedness to earnings (0.8% at March 31, 2011). The agreement contains certain covenants and restrictions, none of which are expected to significantly affect the Company’s operations or ability to pay dividends.  No assets are pledged as collateral against the senior credit facility.  As of March 31, 2011, the Company had $50,000 outstanding under the senior credit facility. At March 31, 2011, the Company had utilized $11,704 of availability for outstanding letters of credit and had $38,296 of available borrowing capacity outstanding under the senior credit facility.

7.	Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three months ended
	March 31,	March 31,
	2011	2010
Numerator:
Numerator for basic and diluted income per share - net income	$7,869	$3,419

Denominator (in thousands):
Denominator for basic income per share - weighted-average shares	29,135	28,951
Effect of dilutive stock options and non-vested shares	236	123
Denominator for diluted income per share - adjusted weighted-average shares	29,371	29,074
Basic income per share	$0.27	$0.12
Diluted income per share	$0.27	$0.12

The number of options and non-vested shares that could potentially dilute net earnings per share in the future, but that were not included in the computation of income per diluted share because to do so would have been anti-dilutive for the periods presented, were approximately 2,059,000 and 2,948,000 at March 31, 2011 and 2010, respectively.

8.	Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states and Canada. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2005.

For the three months ended March 31, 2011 and 2010, the effective income tax rates varied from the statutory federal income tax rate of 35.0%, primarily as a result of the effect of state income taxes, net of the federal benefit and permanent differences between book and tax net income.

9.	Financial Instruments

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company does not generally require collateral from its customers. Concentrations of credit risk with respect to trade accounts receivable on a consolidated basis are limited due to the large number of entities comprising the Company’s customer base and their dispersion across many different industries.  However, while not significant to the Company on a consolidated basis, four customers accounted for approximately 70.4% of FASI’s 2010 annual operating revenue.

In February 2010, the Company notified one of FASI’s largest customers that it would cease providing services and concluded the business relationship by July 2010.  During the three months ended March 31, 2010, revenues from this customer were 16.5% of FASI’s operating revenue and 2.5% of the Company’s consolidated operating revenue.  The revenue associated with this customer was low yielding and the impact on 2011 and 2010’s operating results from curtailing these services were minimal.

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

	March 31, 2011
	Carrying	Fair
	Value	Value
Senior credit facility	$50,000	$48,480
Debt and capital leases	1,350	1,380

The Company's fair value calculations for the above financial instruments are classified within level 3 of the fair value hierarchy.

10.	Shareholders' Equity

During the first quarter of 2011 and 2010, the Company’s Board of Directors declared a cash dividend of $0.07 per share of common stock.  The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies disclosed in Note 1 to the Consolidated Financial Statements included in the Company’s 2010 Annual Report on Form 10-K. Segment data includes intersegment revenues.  Assets and costs of the corporate headquarters are allocated to the segments based on usage.  The Company evaluates the performance of its segments based on net income (loss).  The Company’s business is conducted principally in the U.S. and Canada.

The following tables summarize segment information about net income (loss) and assets used by the chief operating decision maker of the Company in making decisions regarding allocation of assets and resources as of and for the three months ended March 31, 2011 and 2010.

	Three months ended March 31, 2011
	Forward Air	FASI	Eliminations	Consolidated
External revenues	$105,044	$15,157	$--	$120,201
Intersegment revenues	122	81	(203)	--
Depreciation and amortization	4,072	1,010	--	5,082
Share-based compensation expense	1,354	89	--	1,443
Interest expense	183	12	--	195
Interest income	49	--	--	49
Income tax expense (benefit)	5,614	(376)	--	5,238
Net income (loss)	8,507	(638)	--	7,869
Total assets	369,901	35,766	(37,565)	368,102
Capital expenditures	5,381	1,948	--	7,329

	Three months ended March 31, 2010
	Forward Air	FASI	Eliminations	Consolidated
External revenues	$90,618	$16,359	$--	$106,977
Intersegment revenues	274	68	(342)	--
Depreciation and amortization	4,039	910	--	4,949
Share-based compensation expense	1,655	108	--	1,763
Interest expense	168	17	--	185
Interest income	5	2	--	7
Income tax expense (benefit)	2,901	(420)	--	2,481
Net income (loss)	4,125	(706)	--	3,419
Total assets	320,120	38,956	(38,453)	320,623
Capital expenditures	2,651	2,775	--	5,426

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Trends and Developments

Results from Operations

During the three months ended March 31, 2011, we experienced notable increases of 12.3% in our consolidated revenues compared to the three months ended March 31, 2010.  The increase in revenue is attributable to our Forward Air segment which experienced revenue increases of 15.7% during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.  Forward Air revenue increases were driven by the continued improvement of general economic conditions compared to the same periods in 2010, a general rate increase initiated on May 1, 2010 and increased net fuel surcharge revenues.

However, FASI revenue decreased 7.3% for the three months ended March 31, 2011, compared to the same period in 2010.  The FASI revenue decrease was the result of a FASI customer termination partially offset by new business wins.  The customer termination resulted in approximately $2.8 million less FASI revenue in the first quarter of 2011 compared to the same period in 2010.  This customer termination was offset by increased volumes from existing customers as well as new customer wins.  While the customer termination adversely impacted revenue growth during the first quarter of 2011, the lost revenue was low yielding and the impact on operating results from curtailing these services was minimal.  FASI’s loss from operations is largely attributable to the low retail volumes as the first quarter is historically the slowest quarter of the year for retail sales.  First quarter volumes were also impacted by the adverse weather conditions experienced during the first quarter of 2011.    We continue our efforts to diversify FASI’s customer base with non-specialty retail customers so as to maintain consistent revenue levels throughout the year.

During the first quarter of 2011 increasing fuel prices have positively impacted our revenues and results of operations as compared to prior periods.  Our net fuel surcharge revenue is the result of our fuel surcharge rates, which are set weekly using the national average for diesel price per gallon, and the tonnage transiting our network.  The increase in shipping activity combined with the increasing diesel fuel prices have resulted in an increase in our net fuel surcharge revenue.  Total net fuel surcharge revenue increased 56.2% during the three months ended March 31, 2011 as compared to the same period in 2010, respectively.

Goodwill

In accordance with our accounting policy, we conducted our annual impairment test of goodwill for each reportable segment as of June 30, 2010 and no impairment charges were required.  As of March 31, 2011, the carrying value of goodwill related to the Forward Air and FASI segments was $37.9 million and $5.4 million, respectively.  The estimation of fair value related to the impairment test for goodwill is particularly sensitive to projected financial information used in the calculations.  Earnings estimated to be generated by our Forward Air segment are expected to continue supporting the carrying value of its goodwill.  Our FASI segment is currently facing the challenges of building, expanding and diversifying its revenue base.  If FASI’s efforts are significantly delayed, future estimates of projected financial information may be reduced, and we may be required to record an impairment charge against the carrying value of FASI’s goodwill.

Segments

Our operations can be broadly classified into two principal segments:  Forward Air and FASI.

Our Forward Air segment includes our airport-to-airport network, Forward Air Complete, and TLX services as well as our other accessorial related services such as warehousing; customs brokerage; and value-added handling services.

Our FASI segment includes our pool distribution business.

Results of Operations

The following table sets forth our consolidated historical financial data for the three months ended March 31, 2011 and 2010 (in millions):

	Three months ended
	March 31,	March 31,		Percent
	2011	2010	Change	Change
Operating revenue	$120.2	$107.0	$13.2	12.3%
Operating expenses:
Purchased transportation	50.3	44.5	5.8	13.0
Salaries, wages, and employee benefits	30.5	30.7	(0.2)	(0.7)
Operating leases	6.7	6.6	0.1	1.5
Depreciation and amortization	5.1	4.9	0.2	4.1
Insurance and claims	2.2	2.3	(0.1)	(4.3)
Fuel expense	2.4	2.1	0.3	14.3
Other operating expenses	9.7	9.8	(0.1)	(1.0)
Total operating expenses	106.9	100.9	6.0	6.0
Income from operations	13.3	6.1	7.2	118.0
Other expense:
Interest expense	(0.2)	(0.2)	--	--
Other, net	--	--	--	--
Total other expense	(0.2)	(0.2)	--	--
Income before income taxes	13.1	5.9	7.2	122.0
Income taxes	5.2	2.5	2.7	108.0
Net income	$7.9	$3.4	$4.5	132.4%

The following table sets forth our historical financial data by segment for the three months ended March 31, 2011 and 2010 (in millions):

	Three months ended
	March 31,	Percent of	March 31,	Percent of		Percent
	2011	Revenue	2010	Revenue	Change	Change
Operating revenue
Forward Air	$105.2	87.5%	$90.9	85.0%	$14.3	15.7%
FASI	15.2	12.6	16.4	15.3	(1.2)	(7.3)
Intercompany Eliminations	(0.2)	(0.1)	(0.3)	(0.3)	0.1	(33.3)
Total	120.2	100.0	107.0	100.0	13.2	12.3

Purchased transportation
Forward Air	46.9	44.6	41.1	45.2	5.8	14.1
FASI	3.6	23.7	3.7	22.6	(0.1)	(2.7)
Intercompany Eliminations	(0.2)	100.0	(0.3)	100.0	0.1	(33.3)
Total	50.3	41.8	44.5	41.6	5.8	13.0

Salaries, wages and employee benefits
Forward Air	23.9	22.7	23.4	25.7	0.5	2.1
FASI	6.6	43.4	7.3	44.5	(0.7)	(9.6)
Total	30.5	25.4	30.7	28.7	(0.2)	(0.7)

Operating leases
Forward Air	4.9	4.7	4.5	5.0	0.4	8.9
FASI	1.8	11.8	2.1	12.8	(0.3)	(14.3)
Total	6.7	5.6	6.6	6.2	0.1	1.5

Depreciation and amortization
Forward Air	4.1	3.9	4.0	4.4	0.1	2.5
FASI	1.0	6.6	0.9	5.5	0.1	11.1
Total	5.1	4.2	4.9	4.6	0.2	4.1

Insurance and claims
Forward Air	1.6	1.5	1.8	2.0	(0.2)	(11.1)
FASI	0.6	3.9	0.5	3.0	0.1	20.0
Total	2.2	1.8	2.3	2.1	(0.1)	(4.3)

Fuel expense
Forward Air	1.1	1.0	0.9	1.0	0.2	22.2
FASI	1.3	8.6	1.2	7.3	0.1	8.3
Total	2.4	2.0	2.1	2.0	0.3	14.3

Other operating expenses
Forward Air	8.4	8.0	8.0	8.8	0.4	5.0
FASI	1.3	8.6	1.8	11.0	(0.5)	(27.8)
Total	9.7	8.1	9.8	9.1	(0.1)	(1.0)

Income (loss) from operations
Forward Air	14.3	13.6	7.2	7.9	7.1	98.6
FASI	(1.0)	(6.6)	(1.1)	(6.7)	0.1	(9.1)
Total	$13.3	11.1%	$6.1	5.7%	$7.2	118.0%

The following table presents the components of the Forward Air segment’s operating revenue and purchased transportation for the three months ended March 31, 2011 and 2010 (in millions):

	Three months ended
	March 31,	Percent of	March 31,	Percent of		Percent
	2011	Revenue	2010	Revenue	Change	Change
Forward Air revenue
Airport-to-airport	$82.2	78.1%	$71.0	78.1%	$11.2	15.8%
Logistics	16.6	15.8	14.0	15.4	2.6	18.6
Other	6.4	6.1	5.9	6.5	0.5	8.5
Total	$105.2	100.0%	$90.9	100.0%	$14.3	15.7%

Forward Air purchased transportation
Airport-to-airport	$32.6	39.7%	$28.8	40.6%	$3.8	13.2%
Logistics	12.8	77.1	10.8	77.1	2.0	18.5
Other	1.5	23.4	1.5	25.4	--	--
Total	$46.9	44.6%	$41.1	45.2%	$5.8	14.1%

Three Months Ended March 31, 2011 compared to Three Months Ended March 31, 2010

Revenues

Operating revenue increased by $13.2 million, or 12.3%, to $120.2 million for the three months ended March 31, 2011 from $107.0 million in the same period of 2010.

Forward Air

Forward Air operating revenue increased $14.3 million, or 15.7%, to $105.2 million from $90.9 million, accounting for 87.5% of consolidated operating revenue for the three months ended March 31, 2011 compared to 85.0% for the same period in 2010.  Airport-to-airport revenue, which is the largest component of our consolidated operating revenue, increased $11.2 million, or 15.8%, to $82.2 million from $71.0 million, accounting for 78.1% of the segment’s operating revenue during the three months ended March 31, 2011 and March 31, 2010.   Increased tonnage and an increase in our base revenue per pound, excluding net fuel surcharge revenue and Forward Air Complete (“Complete”) revenue, accounted for $6.6 million of the increase in airport-to-airport revenue. Our airport-to-airport business is priced on a per pound basis and the average revenue per pound, excluding the impact of fuel surcharges and Complete, increased 4.8% for the three months ended March 31, 2011 versus the three months ended March 31, 2010. Tonnage that transited our network increased by 5.8% in the three months ended March 31, 2011 compared with the three months ended March 31, 2010.  Low inventory levels maintained by shippers and tightening available transportation capacity have increased the demand for our expedited airport-to–airport service.  Average base revenue per pound increased as a result of a general rate increase that we implemented on May 1, 2010.  The remaining increase in airport-to-airport revenue is the result of increased net fuel surcharge revenue and revenue from our Complete pick-up and delivery service.  Net fuel surcharge revenue increased $2.5 million during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010 in response to increased fuel prices and overall business volumes.  In addition, Complete revenue increased $2.1 million during the three months ended March 31, 2011 compared to the same period of 2010.  The increase in Complete revenue is attributable to the overall increase in airport-to-airport shipping volumes as well as higher customer utilization of our Complete service.

Logistics revenue, which is primarily TLX, increased $2.6 million, or 18.6%, to $16.6 million in the first quarter of 2011 from $14.0 million in the same period of 2010.  TLX revenue, which is priced on a per mile basis, increased $2.4 million as miles driven to support our TLX revenue increased by approximately 18.0% during the three months ended March 31, 2011 compared to the same period in 2010.  Also, TLX average revenue per mile increased 0.7%. The increase in miles and average revenue per mile is mainly attributable to new business wins in the first quarter of 2011.  The remaining increase in logistics revenue was primarily driven by a $0.2 million increase in other non-mileage based logistic revenues, such as drayage services, which increased in conjunction with the overall increase in TLX business volumes.

Other revenue, which includes warehousing services and terminal handling, accounted for the final component of Forward Air operating revenue. Other revenue increased $0.5 million, or 8.5%, to $6.4 million in the first quarter of 2011 from $5.9 million in the same period of 2010.  The increase in revenue was primarily due to increases in other pick-up and delivery services as well as handling and sorting services that primarily increased in conjunction with the increase in our airport-to-airport business.

FASI

FASI operating revenue decreased $1.2 million, or 7.3%, to $15.2 million for the three months ended March 31, 2011 from $16.4 million for the same period in 2010.  The decrease in revenue is primarily attributable to a FASI customer termination, which accounted for approximately $2.8 million in revenue during the first quarter of 2010.  The lost revenue was low yielding and the impact on operating results from curtailing these services is projected to be minimal.  This revenue loss was partially offset by improved volumes from existing customers as well as new business wins.

Intercompany Eliminations

Intercompany eliminations decreased $0.1 million, or 33.3%, to $0.2 million in the first quarter of 2011 from $0.3 million in the same period of 2010.   The intercompany eliminations are the result of truckload and airport-to-airport services Forward Air provided to FASI and FASI cartage services provided to Forward Air during the three months ended March 31, 2011.  The decrease in intercompany eliminations was the result of reduced airport-to-airport and truckload services Forward Air provided to FASI.

Purchased Transportation

Purchased transportation increased by $5.8 million, or 13.0%, to $50.3 million in the first quarter of 2011 from $44.5 million in the same period of 2010.  As a percentage of total operating revenue, purchased transportation was 41.8% during the three months ended March 31, 2011 compared to 41.6% for the same period in 2010.

Forward Air

Forward Air’s purchased transportation increased by $5.8 million, or 14.1%, to $46.9 million for the three months ended March 31, 2011 from $41.1 million for the three months ended March 31, 2010. The increase in purchased transportation is primarily attributable to a 9.0% increase in miles driven and a 4.8% increase in the total cost per mile for the first quarter of 2011 versus the same period in 2010. As a percentage of segment operating revenue, Forward Air purchased transportation was 44.6% during the three months ended March 31, 2011 compared to 45.2% for the same period in 2010.

Purchased transportation costs for our airport-to-airport network increased $3.8 million, or 13.2%, to $32.6 million for the three months ended March 31, 2011 from $28.8 million for the three months ended March 31, 2010.  For the three months ended March 31, 2011, purchased transportation for our airport-to-airport network decreased to 39.7% of airport-to-airport revenue from 40.6% for the same period in 2010.  The $3.8 million increase is mostly attributable to a 5.6% increase in miles driven by our network of owner-operators or third party transportation providers and a 4.3% increase in the cost per mile paid to our network of owner-operators or third party transportation providers.  The increase in miles increased purchased transportation by $1.3 million while the increase in cost per mile increased purchased transportation by $1.1 million.  Miles driven by our network of owner-operators or third party transportation providers increased in conjunction with the tonnage increase discussed above.  The cost per mile increase was attributable to increased use of more costly third party transportation providers as additional capacity was required to accommodate the increased tonnage volumes.  Cost per mile also increased as a result of price increases from third party transportation providers who due to heavier shipping volumes and reduced available third party capacity have been able to increase the amounts charged for their services.  The remaining increase was attributable to a $1.4 million increase in third party transportation costs associated with the increased Complete volumes discussed above.

Purchased transportation costs for our logistics revenue increased $2.0 million, or 18.5%, to $12.8 million for the three months ended March 31, 2011 from $10.8 million for the three months ended March 31, 2010. For the three months ended March 31, 2011 and 2010, logistics’ purchased transportation costs represented 77.1% of logistics revenue.  The increase in logistics’ purchased transportation was attributable to a $1.9 million, or 18.8% increase in TLX purchased transportation.  Miles driven to support our TLX revenue increased 18.0% while our TLX cost per mile increased approximately 0.8% during the three months ended March 31, 2011 compared to the same period in 2010.   The increase in cost per mile was mostly attributable to price increases from third party transportation providers as heavier shipment volumes in 2011 have reduced the available third party capacity and increased the amount third party transportation providers can charge for their services. The remaining $0.1 million increase in logistics’ purchased transportation costs was attributable to increases in other non-mileage based costs such as drayage services.

Purchased transportation costs related to our other revenue was $1.5 million for the three months ended March 31, 2011 and 2010. Other purchased transportation costs as a percentage of other revenue decreased to 23.4% of other revenue for the three months ended March 31, 2011 from 25.4% for the same period in 2010.   The decrease in other purchased transportation costs as a percentage of other revenue is attributable to the reduced use of more costly third party transportation providers, as opposed to Company-employed drivers or our network of owner-operators, to provide the transportation services associated with our other revenues, such as freight and container transfers and other miscellaneous pick-up and delivery services.

FASI

FASI purchased transportation decreased $0.1 million, or 2.7%, to $3.6 million for the three months ended March 31, 2011 from $3.7 million for the three months ended March 31, 2010.  FASI purchased transportation as a percentage of revenue was 23.7% for the three months ended March 31, 2011 compared to 22.6% for the three months ended March 31, 2010.  The decrease in FASI purchased transportation in total dollars was attributable to the reduced volumes discussed above.  However, the increase in FASI purchased transportation as a percentage of revenue is attributable to the customer termination discussed above.  A substantial portion of the revenue from this customer was handling and had no associated transportation charges.

Intercompany Eliminations

Intercompany eliminations decreased $0.1 million, or 33.3%, to $0.2 million for the three month ended March 31, 2011 from $0.3 million for the three months ended March 31, 2010.  The intercompany eliminations are the result of truckload and airport-to-airport services Forward Air provided to FASI and FASI cartage services provided to Forward Air during the three months ended March 31, 2011.  The decrease in intercompany eliminations was the result of reduced airport-to-airport and truckload services Forward Air provided to FASI.

Salaries, Wages, and Benefits

Salaries, wages and employee benefits decreased by $0.2 million, or 0.7%, to $30.5 million in the first quarter of 2011 from $30.7 million in the same period of 2010.   As a percentage of total operating revenue, salaries, wages and employee benefits was 25.4% during the three months ended March 31, 2011 compared to 28.7% for the same period in 2010.

Forward Air

Salaries, wages and employee benefits of Forward Air increased by $0.5 million, or 2.1%, to $23.9 million in the first quarter of 2011 from $23.4 million in the same period of 2010.  Salaries, wages and employee benefits were 22.7% of Forward Air’s operating revenue in the first quarter of 2011 compared to 25.7% for the same period of 2010. The increase in salaries, wages, and benefits was primarily driven by a $1.4 million increase in wages, primarily terminal personnel, which increased in conjunction with the increased business volumes discussed above.  The increase in wages was partially offset by reductions in share-based compensation, workers’ compensation and health insurance claims and employee incentives.  Share-based compensation decreased $0.3 million mainly due to final vesting of our 2007 stock option awards in the first quarter of 2010.  Workers compensation and health insurance claims decreased $0.5 million on reduced current year claims experience and due to the first quarter of 2010 including an increase to our loss development reserves for workers’ compensation claims.  Employee incentives decreased $0.1 million during the three months ended March 31, 2011 compared to the same period in 2010.  The decrease in employee incentives was largely attributable to management adjusting goals to reflect the stronger economic environment.

FASI

FASI salaries, wages and employee benefits decreased $0.7 million, or 9.6%, to $6.6 million for the three months ended March 31, 2011 compared to $7.3 million for the three months ended March 31, 2010.  As a percentage of FASI operating revenue, salaries, wages and benefits decreased to 43.4% for the three months ended March 31, 2011 compared to 44.5% for the same period in 2010.  The decrease in salaries, wages and benefits in total dollars was in conjunction with the decreased revenue volumes discussed above.  The decrease in salaries, wages and employee benefits as a percentage of revenue is the result of reduced dock wages and Company-employed driver pay.  For the first quarter of 2011 we reduced our dock wages by 0.8% as a percentage of revenue compared to the same period in 2010.  The improvement in dock wages is largely the result of efficiencies gained by installing conveyor systems in our larger facilities and replacing contract labor with Company-employed dock personnel.  We also reduced driver pay by 0.3% as a percentage of revenue as wherever feasible we continue to shift away from Company-employed drivers to a more variable cost structure via a network of owner-operators.

Operating Leases

Operating leases increased by $0.1 million, or 1.5%, to $6.7 million in the first quarter of 2011 from $6.6 million in the same period of 2010.  Operating leases, the largest component of which is facility rent, were 5.6% of consolidated operating revenue for the three months ended March 31, 2011 compared with 6.2% in the same period of 2010.

Forward Air

Operating leases increased $0.4 million, or 8.9%, to $4.9 million in the first quarter of 2011 from $4.5 million in the same period of 2010.  Operating leases were 4.7% of Forward Air operating revenue for the three months ended March 31, 2011 compared with 5.0% in the same period of 2010.  The $0.4 million increase was the result of a $0.3 million increase in facility rent and $0.1 million increase in trailer rentals. Facility rent increased as certain existing terminals were relocated to larger facilities during the second and third quarters of 2010.  Trailer rentals increased to provide additional capacity until new trailers are received in the second quarter of 2011.

FASI

FASI operating lease expense decreased $0.3 million, or 14.3%, to $1.8 million for the three months ended March 31, 2011 from $2.1 million for the same period in 2010.  The $0.3 million decrease was attributable to lower facility rent and reduced costs for leased and rented equipment.  Leased and rented equipment costs declined $0.2 million as leased and rented equipment was replaced with either owner-operator units or Company-owned units.  Office rent decreased $0.1 million due to the consolidation of over-lapping facilities with Forward Air.

Depreciation and Amortization

Depreciation and amortization increased $0.2 million, or 4.1%, to $5.1 million in the first quarter of 2011 from $4.9 million in the same period of 2010.  Depreciation and amortization was 4.2% of consolidated operating revenue for the three months ended March 31, 2011 compared with 4.6% in the same period of 2010.

Forward Air

Depreciation and amortization increased $0.1 million, or 2.5%, to $4.1 million in the first quarter of 2011 from $4.0 million in the same period of 2010.  Depreciation and amortization expense as a percentage of Forward Air operating revenue was 3.9% in the first quarter of 2011 compared to 4.4% in the same period of 2010.  The $0.1 million increase is attributable to new forklifts purchased during the fourth quarter of 2010 and first quarter of 2011.

FASI

FASI depreciation and amortization increased $0.1 million, or 11.1%, to $1.0 million for the three months ended March 31, 2011 from $0.9 million for the same period in 2010.  Depreciation and amortization expense as a percentage of FASI operating revenue was 6.6% in the first quarter of 2011 compared to 5.5% in the same period of 2010.   The $0.1 million increase is primarily attributable to new tractors and vehicles purchased during 2010 and the first quarter of 2011.

Insurance and Claims

Insurance and claims expense decreased $0.1 million, or 4.3%, to $2.2 million for the three months ended March 31, 2011 from $2.3 million for the three months ended March 31, 2010.  Insurance and claims were 1.8% of consolidated operating revenue for the three months ended March 31, 2011 compared with 2.1% for the same period in 2010.

Forward Air

Forward Air insurance and claims expense decreased $0.2 million, or 11.1%, to $1.6 million for the three months ended March 31, 2011 from $1.8 million for the three months ended March 31, 2010.  The $0.2 million decrease in insurance and claims is mainly attributable to a decrease in insurance premiums on renewed and renegotiated insurance plans.

FASI

FASI insurance and claims expense increased $0.1 million, or 20.0%, to $0.6 million for the three months ended March 31, 2011 from $0.5 million for the three months ended March 31, 2010.  The $0.1 million increase in FASI insurance and claims was attributable to an increase in the FASI loss development reserves on outstanding vehicle accident claims.

Fuel Expense

Fuel expense increased $0.3 million, or 14.3%, to $2.4 million in the first quarter of 2011 from $2.1 million in the same period of 2010.  Fuel expense was 2.0% of consolidated operating revenue for the three months ended March 31, 2011 and 2010.

Forward Air

Fuel expense was 1.0% of Forward Air operating revenue in the first quarters of 2011 and 2010. The $0.2 million, or 22.2%, increase was primarily due to an increase in average fuel prices during the three months ended March 31, 2011 as compared to the same period in 2010.

FASI

FASI fuel expense increased $0.1 million, or 8.3%, to $1.3 million for the first quarter of 2011 from $1.2 million for the first quarter of 2010.  Fuel expenses were 8.6% of FASI operating revenue in the first quarter of 2011 compared to 7.3% in the first quarter of 2010.  FASI fuel expense is significantly higher as a percentage of operating revenue than Forward Air’s fuel expense, as FASI utilizes a higher ratio of Company-employed drivers and Company-owned or leased vehicles in its operations than Forward Air.  The increase in FASI fuel expense was attributable to the increase in average fuel prices experienced during the first quarter of 2011 compared to the same period in 2010, partially offset by reductions in Company-employed miles driven during the three months ended March 31, 2011 as compared to the same period in 2010.  As a percentage of revenue, FASI fuel expense was also adversely impacted by the lost handling revenue discussed previously.

Other Operating Expenses

Other operating expenses decreased $0.1 million, or 1.0%, to $9.7 million in the first quarter of 2011 from $9.8 million in the same period of 2010.  Other operating expenses were 8.1% of consolidated operating revenue for the three months ended March 31, 2011 compared with 9.1% in the same period of 2010.

Forward Air

Other operating expenses increased $0.4 million, or 5.0%, to $8.4 million during the three months ended March 31, 2011 from $8.0 million in the same period of 2010.  Other operating expenses were 8.0% of Forward Air operating revenue in the first quarter of 2011 compared to 8.8% in the same period of 2010.  The $0.4 million increase in other operating expenses is attributable to increased variable costs, such as dock supplies and vehicle maintenance that increased in conjunction with the shipping volume increases discussed previously.  Forward Air other operating expenses decreased as percentage of revenue as these variable cost increases were outpaced by the increase in revenue.

FASI

FASI other operating expenses decreased $0.5 million, or 27.8%, to $1.3 million for the three months ended March 31, 2011 compared to $1.8 million for the same period in 2010.  FASI other operating expenses for the first quarter of 2011 were 8.6% of the segment’s operating revenue compared to 11.0% for the same period in 2010.  The $0.5 million decrease is attributable to reductions in vehicle maintenance, dock supplies and cost control efforts.  Vehicle maintenance decreased $0.1 million on replacement of older owned or leased vehicles with new vehicles during 2010 and first quarter of 2011.  Also, the FASI customer termination discussed above was largely responsible for a $0.1 million decrease in dock supplies due to the discontinued customers’ packing requirements.  The remaining $0.3 million decrease was attributable to our continuing efforts to reduce and control variable and discretionary costs such as travel, promotional and other back-office expenses.

Results from Operations

Income from operations increased by $7.2 million to $13.3 million for the first quarter of 2011 compared to $6.1 million in the same period of 2010. Income from operations was 11.1% of consolidated operating revenue for the three months ended March 31, 2011 compared with 5.7% in the same period of 2010.

Forward Air

Income from operations increased by $7.1 million to $14.3 million for the first quarter of 2011 compared with $7.2 million for the same period in 2010.  Income from operations as a percentage of Forward Air operating revenue was 13.6% for the three months ended March 31, 2011 compared with 7.9% in the same period of 2010.  The increase in income from operations was primarily the result of the increased revenue discussed previously and the resulting positive leverage the additional revenue provides against the fixed costs of the Forward Air network.

FASI

FASI’s loss from operations improved approximately $0.1 million, or 9.1%, to a $1.0 million loss for the three months ended March 31, 2011 from a $1.1 million loss for the three months ended March 31, 2010.  The decrease in FASI’s loss from operations was primarily driven by the discontinuance of low yield business and continuing efforts to improve operating efficiencies and control variable and discretionary costs.

Interest Expense

Interest expense was approximately $0.2 million for the three months ended March 31, 2011 and 2010.  Interest rates and our net borrowings remained consistent during the three months ended March 31, 2011 as compared to the same period in 2010.

Other, Net

Other income for the three months ended March 31, 2011 and 2010 was less than $0.1 million.

Income Taxes

The combined federal and state effective tax rate for the first quarter of 2011 was 40.0% compared to a rate of 42.1% for the same period in 2010.  The change in our effective tax rate is primarily attributable to the increase in our net income before income taxes combined with reductions in non-deductable expenses such as share-based compensation for incentive stock options.

Net Income

As a result of the foregoing factors, net income increased by $4.5 million, to $7.9 million for the first quarter of 2011 compared to $3.4 million for the same period in 2010.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”).  The preparation of financial statements in accordance with GAAP requires our management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes.  Our estimates and assumptions are based on historical experience and changes in the business environment.  However, actual results may differ from estimates under different conditions, sometimes materially.  Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results and require management’s most subjective judgments.  A summary of significant accounting policies is disclosed in Note 1 to the Consolidated Financial Statements included in our 2010 Annual Report on Form 10-K. Our critical accounting policies are further described under the caption “Discussion of Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2010 Annual Report on Form 10-K.

Impact of Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“the FASB”) expanded the disclosure requirements for fair value measurements. The expanded disclosures require a greater level of disaggregated information and additional disclosures about valuation techniques and inputs to fair value measurements. The amendment requires expanded disclosures on transfers in and out of Level 1 and Level 2 fair values, activity in Level 3 investments and inputs and valuation techniques.  For level 3 fair value measurements, the disclosure requirements were effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of the provisions of this amendment required for periods beginning after December 15, 2010 did not have a material impact on our financial statement disclosures.

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital expenditures, with cash flows from operations and borrowings under our bank lines of credit. Net cash provided by operating activities totaled approximately $15.2 million for the three months ended March 31, 2011 compared to approximately $10.2 million for the three months ended March 31, 2010. The increase in cash provided by operating activities is mainly attributable to a $5.0 million increase in net earnings after consideration of non-cash items and a $2.8 million decrease in cash used for prepaid assets and accounts payable.   These increases to cash were offset by a $2.8 million reduction in cash provided by accounts receivable.  The decrease in cash from accounts receivable is largely attributable to the increase in business volumes during the three months ended March 31, 2011, resulting in revenues that will not be collected until the second quarter of 2011.

Net cash used in investing activities was approximately $6.7 million for the three months ended March 31, 2011 compared with approximately $5.4 million used in investing activities during the three months ended March 31, 2010. Investing activities during the three months ended March 31, 2011 consisted primarily of capital expenditures for new tractors, vehicles and forklifts to replace aging units.  The $0.3 million of proceeds from disposal of property and equipment is primarily from sales of older vehicles replaced by recent purchases.

Net cash provided by financing activities totaled approximately $2.7 million for the three months ended March 31, 2011 compared with approximately $2.2 million used in financing activities during the three months ended March 31, 2010.  Cash provided by and used in financing activities for the three months ended March 31, 2011 and 2010 mainly included our quarterly dividend payment, cash from stock option exercises and scheduled capital lease payments.  The increase in cash provided by financing activities is attributable to increased proceeds from stock option exercises.  Also, capital lease and debt payments decreased as certain capital leases and notes payable assumed with past acquisitions reached their scheduled maturity dates.

We currently have access to a $100.0 million senior credit facility.  The facility expires in October 2012 and includes an accordion feature, which if approved by our lender, allows for an additional $50.0 million in borrowings.  However, at this time we believe that to access the accordion feature our lender would require that the interest rates for the senior credit facility be reset to match current market rates.  Interest rates for advances under the senior credit facility are at LIBOR plus 0.6% to 0.9% based upon covenants related to total indebtedness to earnings.  At March 31, 2011, we had $38.3 million of available borrowing capacity under the senior credit facility, not including the accordion feature, and had utilized $11.7 million of availability for outstanding letters of credit.

During the first quarters of 2011 and 2010, cash dividends of $0.07 per share were declared on common stock outstanding. We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by our Board of Directors.

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

Our exposure to market risk related to our outstanding debt is not significant and has not changed materially since December 31, 2010.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A summary of factors which could affect results and cause results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf, are further described under the caption “Risk Factors” in the Business portion of our 2010 Annual Report on Form 10-K. There have been no changes in the nature of these factors since December 31, 2010.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered purchases of shares of our common stock during the three months ended March 31, 2011.

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

10.1	Form of Performance Share Agreement under the registrant's Amended and Restated Stock Option and Incentive Plan
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Forward Air Corporation
Date: April 25, 2011	By:	/s/ Rodney L. Bell
Rodney L. Bell Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer)

By:	/s/ Michael P. McLean
Michael P. McLean Chief Accounting Officer, Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

No.	Exhibit
3.1	Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999)
3.2	Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3-1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 6, 2009)
4.1
Form of Forward Air Corporation Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998)

10.1	Form of Performance Share Agreement under the registrant's Amended and Restated Stock Option and Incentive Plan
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002