Form 10-Q
period 2011-06-30
FORWARD AIR CORP
filed 2011-07-27
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2011
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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of July 25, 2011 was 29,508,864.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited).

Forward Air Corporation
Condensed Consolidated Balance Sheets
(Dollars in thousands, except per share amounts)
(Unaudited)

	June 30,	December 31,
	2011	2010 (a)
Assets
Current assets:
Cash	$96,119	$74,504
Accounts receivable, less allowance of $1,447 in 2011 and $1,996 in 2010	69,779	62,763
Other current assets	10,053	8,696
Total current assets	175,951	145,963

Property and equipment	221,715	213,704
Less accumulated depreciation and amortization	88,517	87,272
Total property and equipment, net	133,198	126,432
Goodwill and other acquired intangibles:
Goodwill	43,332	43,332
Other acquired intangibles, net of accumulated amortization of $19,167 in 2011 and $16,871 in 2010	28,963	31,259
Total goodwill and other acquired intangibles	72,295	74,591
Other assets	1,535	1,810
Total assets	$382,979	$348,796

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$15,354	$10,687
Accrued expenses	17,933	16,280
Current portion of debt and capital lease obligations	583	638
Total current liabilities	33,870	27,605

Long-term debt and capital lease obligations, less current portion	50,611	50,883
Other long-term liabilities	7,782	8,106
Deferred income taxes	7,980	6,116

Shareholders’ equity:
Preferred stock	--	--
Common stock, $0.01 par value:
Authorized shares – 50,000,000
Issued and outstanding shares – 29,377,550 in 2011 and 29,030,919 in 2010	294	290
Additional paid-in capital	35,231	24,300
Retained earnings	247,211	231,496
Total shareholders’ equity	282,736	256,086
Total liabilities and shareholders’ equity	$382,979	$348,796

(a) Taken from audited financial statements, which are not presented in their entirety.

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Operating revenue:
Forward Air
Airport-to-airport	$91,493	$81,741	$173,640	$152,628
Logistics	18,005	17,160	34,500	31,015
Other	6,871	6,389	13,274	12,264
Forward Air Solutions
Pool distribution	15,823	16,842	30,980	33,201
Total operating revenue	132,192	122,132	252,394	229,108

Operating expenses:
Purchased transportation
Forward Air
Airport-to-airport	35,675	32,501	68,269	61,300
Logistics	13,373	13,071	26,173	23,839
Other	1,659	1,616	3,132	3,108
Forward Air Solutions
Pool distribution	3,502	3,503	6,958	6,945
Total purchased transportation	54,209	50,691	104,532	95,192
Salaries, wages and employee benefits	31,439	33,167	61,934	63,837
Operating leases	6,705	6,252	13,411	12,880
Depreciation and amortization	5,222	5,107	10,304	10,055
Insurance and claims	1,845	2,106	4,020	4,437
Fuel expense	2,564	2,044	4,952	4,102
Other operating expenses	10,332	9,263	20,079	19,048
Total operating expenses	112,316	108,630	219,232	209,551
Income from operations	19,876	13,502	33,162	19,557

Other income (expense):
Interest expense	(141)	(181)	(336)	(366)
Other, net	31	(19)	47	11
Total other expense	(110)	(200)	(289)	(355)
Income before income taxes	19,766	13,302	32,873	19,202
Income taxes	7,797	5,390	13,035	7,871
Net income	$11,969	$7,912	$19,838	$11,331

Net income per share:
Basic	$0.41	$0.27	$0.68	$0.39
Diluted	$0.40	$0.27	$0.67	$0.39
Weighted average shares outstanding:
Basic	29,337	28,973	29,236	28,962
Diluted	29,851	29,119	29,618	29,093

Dividends per share:	$0.07	$0.07	$0.14	$0.14

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended
	June 30,	June 30,
	2011	2010
Operating activities:
Net income	$19,838	$11,331
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	10,304	10,055
Share-based compensation	2,955	3,381
Gain on disposal of property and equipment	--	(7)
Provision for (recovery) loss on receivables	(28)	224
Provision for revenue adjustments	933	837
Deferred income taxes	1,939	(1,664)
Tax benefit for stock options exercised	(219)	(9)
Changes in operating assets and liabilities
Accounts receivable	(7,921)	(8,882)
Prepaid expenses and other current assets	(1,745)	(614)
Accounts payable and accrued expenses	6,503	4,259
Net cash provided by operating activities	32,559	18,911

Investing activities:
Proceeds from disposal of property and equipment	667	42
Purchases of property and equipment	(15,441)	(8,739)
Other	301	(30)
Net cash used in investing activities	(14,473)	(8,727)

Financing activities:
Payments of debt and capital lease obligations	(328)	(490)
Proceeds from exercise of stock options	7,631	144
Payments of cash dividends	(4,121)	(4,057)
Common stock issued under employee stock purchase plan	128	91
Tax benefit for stock options exercised	219	9
Net cash provided by (used in) financing activities	3,529	(4,303)
Net increase in cash	21,615	5,881
Cash at beginning of period	74,504	42,035
Cash at end of period	$96,119	$47,916

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
 (In thousands)
(Unaudited)
June 30, 2011

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company’s operating results are subject to seasonal trends when measured on a quarterly basis, therefore operating results for the three and six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and notes thereto included in the Forward Air Corporation Annual Report on Form 10-K for the year ended December 31, 2010.

The balance sheet at December 31, 2010, as presented in this filing, has been derived from the audited financial statements at that date, but does not include all of the financial information and notes required by United States generally accepted accounting principles for complete financial statements.

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

Comprehensive income includes any changes in the equity of the Company from transactions and other events and circumstances from non-owner sources. Comprehensive income for the three months ended June 30, 2011 and 2010 was $11,969 and $7,912, respectively.  Comprehensive income for the six months ended June 30, 2011 and 2010 was $19,838 and $11,331, respectively. The comprehensive results approximated net income.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements

4.	Goodwill and Long-Lived Assets

The Company conducts an annual (or more frequently if circumstances indicate possible impairment) impairment test of goodwill for each reporting unit at June 30 of each year.  The first step of the goodwill impairment test is the estimation of the reporting unit’s fair value.  If step one indicates that impairment potentially exists, the second step is performed to measure the amount of the impairment, if any.  Goodwill impairment exists when the calculated implied fair value of goodwill is less than its carrying value.  Changes in strategy or market conditions could significantly impact these fair value estimates and require adjustments to recorded asset balances.

The Company conducted its annual impairment test of goodwill for each reporting unit as of June 30, 2011 and no impairment charges were required.  For the goodwill impairment calculations, the Company calculates the fair value of the applicable reportable units, using a combination of discounted projected cash flows and market valuations for comparable companies as of the valuation date.  The Company's fair value calculations for goodwill are classified within level 3 of the fair value hierarchy as defined in the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“the FASB Codification”).

As of June 30, 2011, the carrying value of goodwill related to the Forward Air and FASI segments was $37,926 and $5,406, respectively. The estimation of fair value related to the impairment test for goodwill is particularly sensitive to projected financial information used in the calculations.  Earnings estimated to be generated by the Forward Air segment are expected to continue supporting the carrying value of its goodwill.  The FASI segment is currently facing the challenges of building, expanding and diversifying its revenue base.  If FASI’s efforts are significantly delayed, future estimates of projected financial information may be reduced, and the Company may be required to record an impairment charge against the carrying value of FASI’s goodwill.  There were no changes in the carrying amount of goodwill during the three and six months ended June 30, 2011.

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

Employee Activity

Stock option grants to employees typically expire seven years from the grant date and vest ratably over a three-year period.  The Company used the Black-Scholes option-pricing model to estimate the grant-date fair value of options granted.  The weighted-average fair value of options granted during the six months ended June 30, 2011 and 2010 was $10.68 and $8.24, respectively.  No stock options were granted during the three months ended June 30, 2011 and 2010.  The fair values were estimated using the following weighted-average assumptions:

	Three months ended
	June 30,	June 30,
	2011	2010
Expected dividend yield	1.0%	1.3%
Expected stock price volatility	44.9%	45.7%
Weighted average risk-free interest rate	2.4%	2.5%
Expected life of options (years)	4.6	4.5

During the three months ended June 30, 2011 and 2010, share-based compensation expense for options granted to employees was $952 and $1,459, respectively.   The total tax benefit related to the share-based expense for these options for the three months ended June 30, 2011 and 2010, was $252 and $372, respectively.  During the six months ended June 30, 2011 and 2010, share-based compensation expense for options granted to employees was $2,064 and $3,083, respectively.   The total tax benefit related to the share-based expense for these options for the six months ended June 30, 2011 and 2010, was $556 and $862, respectively.  Total compensation cost, net of estimated forfeitures, related to the options not yet recognized in earnings was $4,727 at June 30, 2011. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements

5.	Share-Based Payments (continued)

The following tables summarize the Company’s employee stock option activity and related information for the three months ended June 30, 2011:

	Three months ended June 30, 2011
				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Options	Exercise	Value	Contractual
	(000)	Price	(000)	Term
Outstanding at March 31, 2011	3,616	$26
Granted	-	-
Exercised	(116)	24
Forfeited	(2)	29
Outstanding at June 30, 2011	3,498	$26	$22,871	3.9
Exercisable at June 30, 2011	2,718	$27	$15,692	3.4

The following tables summarize the Company’s employee stock option activity and related information for the six months ended June 30, 2011:

	Six months ended June 30, 2011
				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Options	Exercise	Value	Contractual
	(000)	Price	(000)	Term
Outstanding at December 31, 2010	3,702	$26
Granted	118	29
Exercised	(317)	23
Forfeited	(5)	25
Outstanding at June 30, 2011	3,498	$26	$22,871	3.9
Exercisable at June 30, 2011	2,718	$27	$15,692	3.4

During the first quarter of 2011, the Company granted 108 non-vested shares to key employees with a weighted-average fair value of $28.61.  The non-vested shares’ fair values were estimated using closing market prices on the day of grant. Share-based compensation expense was $252 and $388 during the three and six months ended June 30, 2011 for non-vested shares granted to employees. The total tax benefit related to this share-based expense was $100 and $154 for the three and six months ended June 30, 2011.  As of June 30, 2011, total compensation cost, net of estimated forfeitures, related to the non-vested shares not yet recognized in earnings was $2,601.

During the first quarter of 2011, the Company granted performance shares to key employees.  Under the terms of the performance share agreements, on the third anniversary of the grant date, the Company will issue to the employees a calculated number of common stock shares based on the three year performance of the Company’s common stock share price as compared to the share price performance of a selected peer group.  The median number of shares eligible for issuance to employees under these agreements is 38.  No shares may be issued if the Company share price performance outperforms 30 percent or less of the peer group, but the number of shares issued may be increased to 75 shares if the Company share price performs better than 90 percent of the peer group.  The fair value of the performance shares was estimated to be $30.17 using a Monte Carlo simulation with a risk free rate of return of 1.4% and a three year volatility of 47.7%.  Share-based compensation expense for the performance shares was $94 and $145 during the three and six months ended June 30, 2011.  As of June 30, 2011, total compensation cost, net of estimated forfeitures, related to the performance shares not yet recognized in earnings was $988.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements

5.	Share-Based Payments (continued)

Under the 2005 Employee Stock Purchase Plan (the “ESPP”), which has been approved by shareholders, the Company is authorized to issue up to a remaining 434 shares of common stock to employees of the Company. These shares may be issued at a price equal to 90% of the lesser of the market value on the first day or the last day of each six-month purchase period. Common stock purchases are paid for through periodic payroll deductions and/or up to two large lump sum contributions. For the six months ended June 30, 2011, participants under the plan purchased 5 shares at an average price of $25.82 per share. For the six months ended June 30, 2010, participants under the plan purchased 4 shares at an average price of $22.98 per share. The weighted-average fair value of each purchase right under the ESPP granted for the six months ended June 30, 2011, which is equal to the discount from the market value of the common stock at the end of each six month purchase period, was $7.97 per share.  The weighted-average fair value of each purchase right under the ESPP granted for the six months ended June 30, 2010, which is equal to the discount from the market value of the common stock at the end of each six month purchase period, was $4.27 per share.   Share-based compensation expense of $40 and $17 was recognized during the six months ended June 30, 2011 and 2010, respectively.

Non-employee Director Activity

Grants of non-vested shares to non-employee directors vest ratably over the elected term to the Board of Directors, or one year.  Share-based compensation expense for non-vested shares granted to non-employee directors during the three months ended June 30, 2011 and 2010 was $180 and $142, respectively.  The total tax benefit related to this share-based expense was $72 and $57 for the three months ended June 30, 2011 and 2010, respectively. Share-based compensation expense during the six months ended June 30, 2011 and 2010 was $318 and $281, respectively.  The total tax benefit related to this share-based expense was $126 and $113 for the six months ended June 30, 2011 and 2010, respectively.  Total compensation cost, net of estimated forfeitures, related to the non-vested shares granted to non-employee directors not yet recognized in earnings was $660 at June 30, 2011.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

In addition to the above activity, each May from 1995 to 2005 options were granted to the non-employee directors of the Company.  The options have terms of ten years and are fully exercisable.  At June 30, 2011, 52 options were outstanding and will expire between May 2012 and May 2015.  At June 30, 2011, the weighted average exercise price per share and remaining contractual term for the outstanding options of non-employee directors were $21 and 2.5 years, respectively.

6.	Senior Credit Facility

On October 10, 2007, the Company entered into a $100,000 senior credit facility. This facility has a term of five years and includes an accordion feature, which allows for an additional $50,000 in borrowings.  However, at this time the Company believes that to access the accordion feature the Company’s lender would require that the interest rates for the senior credit facility be reset to match current market rates. The senior credit facility matures on October 10, 2012.  The Company entered into this larger credit facility in order to fund potential acquisitions, the repurchase of its common stock, and for financing other general business purposes.  Interest rates for advances under the facility are at LIBOR plus 0.6% to 0.9% based upon covenants related to total indebtedness to earnings (0.8% at June 30, 2011). The agreement contains certain covenants and restrictions, none of which are expected to significantly affect the Company’s operations or ability to pay dividends.  No assets are pledged as collateral against the senior credit facility.  As of June 30, 2011, the Company had $50,000 outstanding under the senior credit facility. At June 30, 2011, the Company had utilized $11,784 of availability for outstanding letters of credit and had $38,216 of available borrowing capacity outstanding under the senior credit facility.

7.	Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:
	Three months ended		Six months ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Numerator:
Numerator for basic and diluted income per share - net income	$11,969	$7,912	$19,838	$11,331

Denominator (in thousands):
Denominator for basic income per share - weighted-average shares	29,337	28,973	29,236	28,962
Effect of dilutive stock options and non-vested shares	514	146	382	131
Denominator for diluted income per share - adjusted weighted-average shares	29,851	29,119	29,618	29,093
Basic net income per share	$0.41	$0.27	$0.68	$0.39
Diluted net income per share	$0.40	$0.27	$0.67	$0.39

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements

7.	Net Income Per Share (continued)

The number of options and non-vested shares that could potentially dilute net earnings per share in the future, but that were not included in the computation of income per diluted share because to do so would have been anti-dilutive for the periods presented, were approximately 642 and 2,659 at June 30, 2011 and 2010, respectively.

8.	Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states and Canada. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2005.

For the three months ended June 30, 2011 and 2010, the effective income tax rates varied from the statutory federal income tax rate of 35.0%, primarily as a result of the effect of state income taxes, net of the federal benefit and permanent differences between book and tax net income.

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

The Company’s senior credit facility bears interest at LIBOR plus 0.6% to 0.9% based upon covenants related to total indebtedness to earnings.  Using interest rate quotes and discounted cash flows, the Company estimated the fair value of its senior credit facility and debt and capital lease obligations as follows:

	June 30, 2011
	Carrying	Fair
	Value	Value
Senior credit facility	$50,000	$49,584
Other debt and capital leases	1,194	1,243

The Company's fair value calculations for the above financial instruments are classified within level 3 of the fair value hierarchy.

10.	Shareholders' Equity

During each quarter of 2011 and 2010, the Company’s Board of Directors declared a cash dividend of $0.07 per share of common stock.  The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

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

The Company operates in two reportable segments based on differences in services provided.  Forward Air provides time-definite transportation and logistics services to the deferred air freight market.  FASI provides pool distribution services primarily to regional and national distributors and retailers.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies disclosed in Note 1 to the Consolidated Financial Statements included in the Company’s 2010 Annual Report on Form 10-K. Segment data includes intersegment revenues.  Assets and costs of the corporate headquarters are allocated to the segments based on usage.  The Company evaluates the performance of its segments based on net income (loss).  The Company’s business is conducted in the U.S. and Canada.

The following tables summarize segment information about net income (loss) and assets used by the chief operating decision maker of the Company in making decisions regarding allocation of assets and resources as of and for the three and six months ended June 30, 2011 and 2010.

	Three months ended June 30, 2011
	Forward Air	FASI	Eliminations	Consolidated
External revenues	$116,369	$15,823	$--	$132,192
Intersegment revenues	141	82	(223)	--
Depreciation and amortization	4,156	1,066	--	5,222
Share-based compensation expense	1,433	79	--	1,512
Interest expense	131	10	--	141
Interest income	55	--	--	55
Income tax expense (benefit)	7,975	(178)	--	7,797
Net income (loss)	12,284	(315)	--	11,969
Total assets	385,665	36,688	(39,374)	382,979
Capital expenditures	7,562	550	--	8,112

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements

12.	Segment Reporting (continued)

	Three months ended June 30, 2010
	Forward Air	FASI	Eliminations	Consolidated
External revenues	$105,290	$16,842	$--	$122,132
Intersegment revenues	288	78	(366)	--
Depreciation and amortization	4,124	983	--	5,107
Stock-based compensation expense	1,523	95	--	1,618
Interest expense	166	15	--	181
Interest income	5	1	--	6
Income tax expense (benefit)	5,664	(274)	--	5,390
Net income (loss)	8,381	(469)	--	7,912
Total assets	331,721	38,475	(39,699)	330,497
Capital expenditures	2,747	566	--	3,313

	Six months ended June 30, 2011
	Forward Air	FASI	Eliminations	Consolidated
External revenues	$221,414	$30,980	$--	$252,394
Intersegment revenues	263	163	(426)	--
Depreciation and amortization	8,227	2,077	--	10,304
Share-based compensation expense	2,786	169	--	2,955
Interest expense	313	23	--	336
Interest income	104	--	--	104
Income tax expense (benefit)	13,589	(554)	--	13,035
Net income (loss)	20,792	(954)	--	19,838
Total assets	385,665	36,688	(39,374)	382,979
Capital expenditures	12,943	2,498	--	15,441

	Six months ended June 30, 2010
	Forward Air	FASI	Eliminations	Consolidated
External revenues	$195,907	$33,201	$--	$229,108
Intersegment revenues	563	145	(708)	--
Depreciation and amortization	8,163	1,892	--	10,055
Stock-based compensation expense	3,178	203	--	3,381
Interest expense	334	32	--	366
Interest income	10	3	--	13
Income tax expense (benefit)	8,565	(694)	--	7,871
Net income (loss)	12,506	(1,175)	--	11,331
Total assets	331,721	38,475	(39,699)	330,497
Capital expenditures	5,398	3,341	--	8,739

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Trends and Developments

Results from Operations

During the three months ended June 30, 2011, we experienced an 8.3% increase in our consolidated revenues compared to the three months ended June 30, 2010.  The increase in revenue is attributable to our Forward Air segment which experienced revenue increases of 10.3% during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010.  Forward Air revenue increases were driven by general rate increases initiated in June 2011 and May 2010, increased net fuel surcharge revenues and increased shipping volumes.

However, FASI revenue decreased 5.9% for the three months ended June 30, 2011, compared to the same period in 2010.  The FASI revenue decrease was the result of a FASI customer termination partially offset by new business wins.  The customer termination resulted in approximately $2.6 million and $5.4 million less FASI revenue for the three and six months ended June 30, 2011, compared to the same periods in 2010, respectively.  This customer termination was offset by increased volumes from existing customers as well as new customer wins.  While the customer termination adversely impacted revenue growth during the three and six month ended June 30, 2011, the lost revenue was low yielding and the impact on operating results from curtailing these services was minimal.  FASI’s loss from operations is largely attributable to the low retail volumes, as the first and second quarters are historically the slowest quarters of the year for retail sales.  We continue our efforts to diversify FASI’s customer base with non-specialty retail customers so as to maintain consistent revenue levels throughout the year.

During the three and six months ended June 30, 2011 increasing fuel prices have positively impacted our revenues and results of operations as compared to prior periods.  Our net fuel surcharge revenue is the result of our fuel surcharge rates, which are set weekly using the national average for diesel price per gallon, and the tonnage transiting our network.  The increase in shipping activity combined with the increasing diesel fuel prices have resulted in an increase in our net fuel surcharge revenue.  Total net fuel surcharge revenue increased 55.7% and 55.9% during the three and six months ended June 30, 2011 as compared to the same periods in 2010, respectively.

Goodwill

In accordance with our accounting policy, we conducted our annual impairment test of goodwill for each reporting unit as of June 30, 2011 and no impairment charges were required.  As of June 30, 2011, the carrying value of goodwill related to the Forward Air and FASI segments was $37.9 million and $5.4 million, respectively.  The estimation of fair value related to the impairment test for goodwill is particularly sensitive to projected financial information used in the calculations.  Earnings estimated to be generated by our Forward Air segment are expected to continue supporting the carrying value of its goodwill.  Our FASI segment is currently facing the challenges of building, expanding and diversifying its revenue base.  If FASI’s efforts are significantly delayed, future estimates of projected financial information may be reduced, and we may be required to record an impairment charge against the carrying value of FASI’s goodwill.

Segments

Our operations can be broadly classified into two principal segments:  Forward Air and FASI.

Our Forward Air segment includes our airport-to-airport network, Forward Air Complete, and TLX services as well as our other accessorial related services such as warehousing; customs brokerage; and value-added handling services.

Our FASI segment includes our pool distribution business.

Results of Operations

The following table sets forth our consolidated historical financial data for the three months ended June 30, 2011 and 2010 (in millions):

	Three months ended
	June 30,	June 30,		Percent
	2011	2010	Change	Change
Operating revenue	$132.2	$122.1	$10.1	8.3%
Operating expenses:
Purchased transportation	54.2	50.7	3.5	6.9
Salaries, wages, and employee benefits	31.4	33.1	(1.7)	(5.1)
Operating leases	6.7	6.3	0.4	6.4
Depreciation and amortization	5.2	5.1	0.1	2.0
Insurance and claims	1.9	2.1	(0.2)	(9.5)
Fuel expense	2.6	2.0	0.6	30.0
Other operating expenses	10.3	9.3	1.0	10.8
Total operating expenses	112.3	108.6	3.7	3.4
Income from operations	19.9	13.5	6.4	47.4
Other expense:
Interest expense	(0.1)	(0.2)	0.1	(50.0)
Other, net	--	--	--	--
Total other expense	(0.1)	(0.2)	0.1	(50.0)
Income before income taxes	19.8	13.3	6.5	48.9
Income taxes	7.8	5.4	2.4	44.4
Net income	$12.0	$7.9	$4.1	51.9%

The following table sets forth our historical financial data by segment for the three months ended June 30, 2011 and 2010 (in millions):

	Three months ended
	June 30,	Percent of	June 30,	Percent of		Percent
	2011	Revenue	2010	Revenue	Change	Change
Operating revenue
Forward Air	$116.5	88.1%	$105.6	86.5%	$10.9	10.3%
FASI	15.9	12.0	16.9	13.8	(1.0)	(5.9)
Intercompany Eliminations	(0.2)	(0.1)	(0.4)	(0.3)	0.2	(50.0)
Total	132.2	100.0	122.1	100.0	10.1	8.3

Purchased transportation
Forward Air	50.8	43.6	47.3	44.8	3.5	7.4
FASI	3.6	22.7	3.8	22.5	(0.2)	(5.3)
Intercompany Eliminations	(0.2)	100.0	(0.4)	100.0	0.2	(50.0)
Total	54.2	41.0	50.7	41.5	3.5	6.9

Salaries, wages and employee benefits
Forward Air	24.7	21.2	25.4	24.0	(0.7)	(2.8)
FASI	6.7	42.1	7.7	45.5	(1.0)	(13.0)
Total	31.4	23.7	33.1	27.1	(1.7)	(5.1)

Operating leases
Forward Air	5.0	4.3	4.4	4.2	0.6	13.6
FASI	1.7	10.7	1.9	11.2	(0.2)	(10.5)
Total	6.7	5.1	6.3	5.2	0.4	6.3

Depreciation and amortization
Forward Air	4.1	3.5	4.1	3.9	--	--
FASI	1.1	6.9	1.0	5.9	0.1	10.0
Total	5.2	3.9	5.1	4.2	0.1	2.0

Insurance and claims
Forward Air	1.5	1.3	1.6	1.5	(0.1)	(6.3)
FASI	0.4	2.5	0.5	3.0	(0.1)	(20.0)
Total	1.9	1.4	2.1	1.7	(0.2)	(9.5)

Fuel expense
Forward Air	1.2	1.0	0.9	0.9	0.3	33.3
FASI	1.4	8.8	1.1	6.5	0.3	27.3
Total	2.6	2.0	2.0	1.6	0.6	30.0

Other operating expenses
Forward Air	8.8	7.6	7.7	7.3	1.1	14.3
FASI	1.5	9.4	1.6	9.5	(0.1)	(6.3)
Total	10.3	7.8	9.3	7.6	1.0	10.8

Income (loss) from operations
Forward Air	20.4	17.5	14.2	13.4	6.2	43.7
FASI	(0.5)	(3.1)	(0.7)	(4.1)	0.2	(28.6)
Total	$19.9	15.1%	$13.5	11.1%	$6.4	47.4%

The following table presents the components of the Forward Air segment’s operating revenue and purchased transportation for the three months ended June 30, 2011 and 2010 (in millions):

	Three months ended
	June 30,	Percent of	June 30,	Percent of		Percent
	2011	Revenue	2010	Revenue	Change	Change
Forward Air revenue
Airport-to-airport	$91.6	78.6%	$81.8	77.5%	$9.8	12.0%
Logistics	18.0	15.5	17.4	16.5	0.6	3.4
Other	6.9	5.9	6.4	6.0	0.5	7.8
Total	$116.5	100.0%	$105.6	100.0%	$10.9	10.3%

Forward Air purchased transportation
Airport-to-airport	$35.7	39.0%	$32.6	39.9%	$3.1	9.5%
Logistics	13.4	74.4	13.1	75.3	0.3	2.3
Other	1.7	24.6	1.6	25.0	0.1	6.3
Total	$50.8	43.6%	$47.3	44.8%	$3.5	7.4%

Three Months Ended June 30, 2011 compared to Three Months Ended June 30, 2010

Revenues

Operating revenue increased by $10.1 million, or 8.3%, to $132.2 million for the three months ended June 30, 2011 from $122.1 million in the same period of 2010.

Forward Air

Forward Air operating revenue increased $10.9 million, or 10.3%, to $116.5 million from $105.6 million, accounting for 88.1% of consolidated operating revenue for the three months ended June 30, 2011 compared to 86.5% for the same period in 2010.  Airport-to-airport revenue, which is the largest component of our consolidated operating revenue, increased $9.8 million, or 12.0%, to $91.6 million from $81.8 million, accounting for 78.6% of the segment’s operating revenue during the three months ended June 30, 2011 compared to 77.5% for the same period in June 30, 2010.   Increased tonnage and an increase in our base revenue per pound, excluding net fuel surcharge revenue and Forward Air Complete (“Complete”) revenue, accounted for $4.4 million of the increase in airport-to-airport revenue. Our airport-to-airport business is priced on a per pound basis and the average revenue per pound, excluding the impact of fuel surcharges and Complete, increased 3.0% for the three months ended June 30, 2011 versus the three months ended June 30, 2010. Tonnage that transited our network increased by 3.4% in the three months ended June 30, 2011 compared with the three months ended June 30, 2010.  Average base revenue per pound increased as a result of general rate increases that we implemented in June 2011 and May 2010.  The remaining increase in airport-to-airport revenue is the result of increased net fuel surcharge revenue and revenue from our Complete pick-up and delivery service.  Net fuel surcharge revenue increased $3.3 million during the three months ended June 30, 2011 as compared to the three months ended June 30, 2010 in response to increased fuel prices and overall business volumes.  In addition, Complete revenue increased $2.1 million during the three months ended June 30, 2011 compared to the same period of 2010.  The increase in Complete revenue is attributable to the overall increase in airport-to-airport shipping volumes as well as higher customer utilization of our Complete service.

Logistics revenue, which is primarily TLX, increased $0.6 million, or 3.4%, to $18.0 million in the second quarter of 2011 from $17.4 million in the same period of 2010.  TLX revenue, which is priced on a per mile basis, increased $0.6 million as miles driven to support our TLX revenue increased by approximately 2.9% during the three months ended June 30, 2011 compared to the same period in 2010.  Also, TLX average revenue per mile increased 0.8%. The increase in miles and average revenue per mile is mainly attributable to new business wins in the first quarter of 2011 and change in overall business mix.

Other revenue, which includes warehousing services and terminal handling, accounted for the final component of Forward Air operating revenue. Other revenue increased $0.5 million, or 7.8%, to $6.9 million in the second quarter of 2011 from $6.4 million in the same period of 2010.  The increase in revenue was primarily due to increases in other pick-up and delivery services as well as handling and sorting services that primarily increased in conjunction with the increase in our airport-to-airport business.

FASI

FASI operating revenue decreased $1.0 million, or 5.9%, to $15.9 million for the three months ended June 30, 2011 from $16.9 million for the same period in 2010.  The decrease in revenue is primarily attributable to a FASI customer termination, which accounted for approximately $2.6 million in revenue during the second quarter of 2010.  The lost revenue was low yielding and the impact on operating results from curtailing these services was minimal.  This revenue loss was partially offset by improved volumes from existing customers as well as new business wins.

Intercompany Eliminations

Intercompany eliminations decreased $0.2 million, or 50.0%, to $0.2 million in the second quarter of 2011 from $0.4 million in the same period of 2010.   The intercompany eliminations are the result of truckload and airport-to-airport services Forward Air provided to FASI and FASI cartage services provided to Forward Air during the three months ended June 30, 2011.  The decrease in intercompany eliminations was the result of reduced airport-to-airport and truckload services Forward Air provided to FASI.

Purchased Transportation

Purchased transportation increased by $3.5 million, or 6.9%, to $54.2 million in the second quarter of 2011 from $50.7 million in the same period of 2010.  As a percentage of total operating revenue, purchased transportation was 41.0% during the three months ended June 30, 2011 compared to 41.5% for the same period in 2010.

Forward Air

Forward Air’s purchased transportation increased by $3.5 million, or 7.4%, to $50.8 million for the three months ended June 30, 2011 from $47.3 million for the three months ended June 30, 2010. The increase in purchased transportation is primarily attributable to a 4.5% increase in miles driven and a 2.9% increase in the total cost per mile for the second quarter of 2011 versus the same period in 2010. As a percentage of segment operating revenue, Forward Air purchased transportation was 43.6% during the three months ended June 30, 2011 compared to 44.8% for the same period in 2010.

Purchased transportation costs for our airport-to-airport network increased $3.1 million, or 9.5%, to $35.7 million for the three months ended June 30, 2011 from $32.6 million for the three months ended June 30, 2010.  For the three months ended June 30, 2011, purchased transportation for our airport-to-airport network decreased to 39.0% of airport-to-airport revenue from 39.9% for the same period in 2010.  The $3.1 million increase is mostly attributable to a 5.4% increase in miles driven by our network of owner-operators or third party transportation providers and a 1.2% increase in the cost per mile paid to our network of owner-operators or third party transportation providers.  The increase in miles increased purchased transportation by $1.5 million while the increase in cost per mile increased purchased transportation by $0.3 million.  Miles driven by our network of owner-operators or third party transportation providers increased in conjunction with the tonnage increase discussed above.  The cost per mile increase was primarily attributable to increased use of more costly third party transportation providers as additional capacity was required to accommodate the increased tonnage volumes.  The remaining increase was attributable to a $1.3 million increase in third party transportation costs associated with the increased Complete volumes discussed above.

Purchased transportation costs for our logistics revenue increased $0.3 million, or 2.3%, to $13.4 million for the three months ended June 30, 2011 from $13.1 million for the three months ended June 30, 2010. For the three months ended June 30, 2011, logistics’ purchased transportation costs represented 74.4% of logistics revenue compared to 75.3% for the same period in 2010.  The increase in logistics’ purchased transportation was mostly attributable to a $0.2 million, or 1.3% increase in TLX purchased transportation.  Miles driven to support our TLX revenue increased 2.9% while our TLX cost per mile decreased approximately 1.6% during the three months ended June 30, 2011 compared to the same period in 2010.   The decrease in cost per mile was mostly attributable to increased utilization of our network of owner-operators as opposed to more costly third party transportation providers. The remaining $0.1 million increase in logistics’ purchased transportation costs was attributable to increases in other non-mileage based costs such as drayage services.

Purchased transportation costs related to our other revenue increased $0.1 million, or 6.3%, to $1.7 million for the three months ended June 30, 2011 from $1.6 million for the three months ended June 30, 2010. Other purchased transportation costs as a percentage of other revenue decreased to 24.6% of other revenue for the three months ended June 30, 2011 from 25.0% for the same period in 2010.   The decrease in other purchased transportation costs is primarily attributable to rate reductions received from pick-up and delivery transportation providers in certain large markets.

FASI

FASI purchased transportation decreased $0.2 million, or 5.3%, to $3.6 million for the three months ended June 30, 2011 from $3.8 million for the three months ended June 30, 2010.  FASI purchased transportation as a percentage of revenue was 22.7% for the three months ended June 30, 2011 compared to 22.5% for the three months ended June 30, 2010.  The decrease in FASI purchased transportation in total dollars was attributable to the reduced volumes discussed above.  However, the increase in FASI purchased transportation as a percentage of revenue is attributable to the customer termination discussed above.  A substantial portion of the revenue from this customer was handling-related and had no associated transportation charges.

Intercompany Eliminations

Intercompany eliminations decreased $0.2 million, or 50.0%, to $0.2 million for the three months ended June 30, 2011 from $0.4 million for the three months ended June 30, 2010.  The intercompany eliminations are the result of truckload and airport-to-airport services Forward Air provided to FASI and FASI cartage services provided to Forward Air during the three months ended June 30, 2011.  The decrease in intercompany eliminations was the result of reduced airport-to-airport and truckload services Forward Air provided to FASI.

Salaries, Wages, and Benefits

Salaries, wages and employee benefits decreased by $1.7 million, or 5.1%, to $31.4 million in the second quarter of 2011 from $33.1 million in the same period of 2010.   As a percentage of total operating revenue, salaries, wages and employee benefits was 23.7% during the three months ended June 30, 2011 compared to 27.1% for the same period in 2010.

Forward Air

Salaries, wages and employee benefits of Forward Air decreased by $0.7 million, or 2.8%, to $24.7 million in the second quarter of 2011 from $25.4 million in the same period of 2010.  Salaries, wages and employee benefits were 21.2% of Forward Air’s operating revenue in the second quarter of 2011 compared to 24.0% for the same period of 2010. The decrease in salaries, wages, and benefits was primarily driven by a $1.2 million decrease in reserves for workers’ compensation losses offset by increased wages, primarily terminal personnel, which increased in conjunction with the increased business volumes discussed above.  The loss development reserve reductions were driven by a current year actuary analysis of our workers’ compensation claims.  In 2010, the actuary analysis of the workers’ compensation claims required an increase of $0.6 million.

FASI

FASI salaries, wages and employee benefits decreased $1.0 million, or 13.0%, to $6.7 million for the three months ended June 30, 2011 compared to $7.7 million for the three months ended June 30, 2010.  As a percentage of FASI operating revenue, salaries, wages and benefits decreased to 42.1% for the three months ended June 30, 2011 compared to 45.5% for the same period in 2010.  The decrease in salaries, wages and benefits in total dollars was in conjunction with the decreased revenue volumes discussed above.  The decrease in salaries, wages and employee benefits as a percentage of revenue is the result of reduced dock wages and reduced workers’ compensation and health insurance losses.  For the second quarter of 2011 we reduced our dock wages by 1.4% as a percentage of revenue compared to the same period in 2010.  The improvement in dock wages is largely the result of efficiencies gained by installing conveyor systems in our larger facilities and replacing contract labor with Company-employed dock personnel.  Workers’ compensation and health insurance losses decreased 2.0% as a percentage of revenue due to reductions in workers’ compensation loss development reserves attributable to a current year actuary analysis as well as reduced health claims during the three months ended June 30, 2011 compared to the same period in 2010.

Operating Leases

Operating leases increased by $0.4 million, or 6.3%, to $6.7 million in the second quarter of 2011 from $6.3 million in the same period of 2010.  Operating leases, the largest component of which is facility rent, were 5.1% of consolidated operating revenue for the three months ended June 30, 2011 compared with 5.2% in the same period of 2010.

Forward Air

Operating leases increased $0.6 million, or 13.6%, to $5.0 million in the second quarter of 2011 from $4.4 million in the same period of 2010.  Operating leases were 4.3% of Forward Air operating revenue for the three months ended June 30, 2011 compared with 4.2% in the same period of 2010.  The $0.6 million increase was the result of a $0.4 million increase in facility rent and $0.2 million increase in trailer rentals. Facility rent increased as certain existing terminals were relocated to larger facilities during the second and third quarters of 2010.  Trailer rentals increased to provide additional capacity until new trailers are received in early third quarter of 2011.

FASI

FASI operating lease expense decreased $0.2 million, or 10.5%, to $1.7 million for the three months ended June 30, 2011 from $1.9 million for the same period in 2010.  The $0.2 million decrease was attributable to lower facility rent and reduced costs for leased and rented equipment.  Leased and rented equipment costs declined $0.1 million as leased and rented equipment was replaced with either owner-operator units or Company-owned units.  Office rent decreased $0.1 million due to the consolidation of over-lapping facilities with Forward Air.

Depreciation and Amortization

Depreciation and amortization increased $0.1 million, or 2.0%, to $5.2 million in the second quarter of 2011 from $5.1 million in the same period of 2010.  Depreciation and amortization was 3.9% of consolidated operating revenue for the three months ended June 30, 2011 compared with 4.2% in the same period of 2010.

Forward Air

Depreciation and amortization was $4.1 million in the second quarter of 2011 and 2010.  Depreciation and amortization expense as a percentage of Forward Air operating revenue was 3.5% in the second quarter of 2011 compared to 3.9% in the same period of 2010.

FASI

FASI depreciation and amortization increased $0.1 million, or 10.0%, to $1.1 million for the three months ended June 30, 2011 from $1.0 million for the same period in 2010.  Depreciation and amortization expense as a percentage of FASI operating revenue was 6.9% in the second quarter of 2011 compared to 5.9% in the same period of 2010.   The $0.1 million increase is primarily attributable to new tractors and vehicles purchased during the second half of 2010 and the second quarter of 2011.

Insurance and Claims

Insurance and claims expense decreased $0.2 million, or 9.5%, to $1.9 million for the three months ended June 30, 2011 from $2.1 million for the three months ended June 30, 2010.  Insurance and claims were 1.4% of consolidated operating revenue for the three months ended June 30, 2011 compared with 1.7% for the same period in 2010.

Forward Air

Forward Air insurance and claims expense decreased $0.1 million, or 6.3%, to $1.5 million for the three months ended June 30, 2011 from $1.6 million for the three months ended June 30, 2010.  The $0.1 million decrease in insurance and claims is mainly attributable to a decrease in insurance premiums on renewed and renegotiated insurance plans.

FASI

FASI insurance and claims expense decreased $0.1 million, or 20.0%, to $0.4 million for the three months ended June 30, 2011 from $0.5 million for the three months ended June 30, 2010.  The $0.1 million decrease in FASI insurance and claims was attributable to a decrease in FASI cargo claims.  FASI cargo claims were reduced by improved dock efficiencies and security measures implemented at our FASI terminals.

Fuel Expense

Fuel expense increased $0.6 million, or 30.0%, to $2.6 million in the second quarter of 2011 from $2.0 million in the same period of 2010.  Fuel expense was 2.0% of consolidated operating revenue for the three months ended June 30, 2011 compared with 1.6% for the same period in 2010.

Forward Air

Fuel expense was 1.0% of Forward Air operating revenue in the second quarter of 2011 compared to 0.9% in the same period of 2010. The $0.3 million, or 33.3%, increase was primarily due to an increase in average fuel prices during the three months ended June 30, 2011 as compared to the same period in 2010.

FASI

FASI fuel expense increased $0.3 million, or 27.3%, to $1.4 million for the second quarter of 2011 from $1.1 million for the second quarter of 2010.  Fuel expenses were 8.8% of FASI operating revenue in the second quarter of 2011 compared to 6.5% in the second quarter of 2010.  FASI fuel expense is significantly higher as a percentage of operating revenue than Forward Air’s fuel expense, as FASI utilizes a higher ratio of Company-employed drivers and Company-owned or leased vehicles in its operations than Forward Air.  The increase in FASI fuel expense was attributable to the increase in average fuel prices experienced during the second quarter of 2011 compared to the same period in 2010, partially offset by reductions in Company-employed miles driven during the three months ended June 30, 2011 as compared to the same period in 2010.  As a percentage of revenue, FASI fuel expense was also adversely impacted by the lost handling revenue discussed previously.

Other Operating Expenses

Other operating expenses increased $1.0 million, or 10.8%, to $10.3 million in the second quarter of 2011 from $9.3 million in the same period of 2010.  Other operating expenses were 7.8% of consolidated operating revenue for the three months ended June 30, 2011 compared with 7.6% in the same period of 2010.

Forward Air

Other operating expenses increased $1.1 million, or 14.3%, to $8.8 million during the three months ended June 30, 2011 from $7.7 million in the same period of 2010.  Other operating expenses were 7.6% of Forward Air operating revenue in the second quarter of 2011 compared to 7.3% in the same period of 2010.  The $1.1 million increase in other operating expenses is attributable to increased variable costs, such as vehicle maintenance and dock supplies that increased in conjunction with the shipping volume increases discussed previously.  Forward Air other operating expenses increased as percentage of revenue primarily due to vehicle maintenance associated with aging units that are largely scheduled to be replaced in the third quarter of 2011.

FASI

FASI other operating expenses decreased $0.1 million, or 6.3%, to $1.5 million for the three months ended June 30, 2011 compared to $1.6 million for the same period in 2010.  FASI other operating expenses for the second quarter of 2011 were 9.4% of the segment’s operating revenue compared to 9.5% for the same period in 2010.  The $0.1 million decrease is attributable to reductions in variable costs, such as vehicle maintenance and dock supplies, which decreased in conjunction with the shipping and handling volume decreases discussed above.

Results from Operations

Income from operations increased by $6.4 million, or 47.4%, to $19.9 million for the second quarter of 2011 compared to $13.5 million in the same period of 2010. Income from operations was 15.1% of consolidated operating revenue for the three months ended June 30, 2011 compared with 11.1% in the same period of 2010.

Forward Air

Income from operations increased by $6.2 million to $20.4 million for the second quarter of 2011 compared with $14.2 million for the same period in 2010.  Income from operations as a percentage of Forward Air operating revenue was 17.5% for the three months ended June 30, 2011 compared with 13.4% in the same period of 2010.  The increase in income from operations was primarily the result of the increased revenue discussed previously and the resulting positive leverage the additional revenue provides against the fixed costs of the Forward Air network.  Also contributing to the improvement in results was the favorable workers’ compensation reserve adjustment discussed previously.

FASI

FASI’s loss from operations improved approximately $0.2 million, or 28.6%, to a $0.5 million loss for the three months ended June 30, 2011 from a $0.7 million loss for the three months ended June 30, 2010.  The decrease in FASI’s loss from operations was primarily driven by the discontinuance of low yield business and continuing efforts to improve operating efficiencies and control variable and discretionary costs.

Interest Expense

Interest expense was approximately $0.1 million for the three months ended June 30, 2011 compared to $0.2 million for the same period of 2010.  The decrease in interest expense was primarily attributable to maturity of capital lease arrangements and the corresponding decrease in associated interest expense.

Other, Net

Other income for the three months ended June 30, 2011 and 2010 was less than $0.1 million.

Income Taxes

The combined federal and state effective tax rate for the second quarter of 2011 was 39.4% compared to a rate of 40.5% for the same period in 2010.  The change in our effective tax rate is primarily attributable to the increase in our net income before income taxes combined with reductions in non-deductible expenses such as share-based compensation for incentive stock options.

Net Income

As a result of the foregoing factors, net income increased by $4.1 million, or 51.9%, to $12.0 million for the second quarter of 2011 compared to $7.9 million for the same period in 2010.

Results of Operations

The following table sets forth our consolidated historical financial data for the six months ended June 30, 2011 and 2010 (in millions):

	Six months ended
	June 30,	June 30,		Percent
	2011	2010	Change	Change
Operating revenue	$252.4	$229.1	$23.3	10.2%
Operating expenses:
Purchased transportation	104.5	95.2	9.3	9.8
Salaries, wages, and employee benefits	61.9	63.8	(1.9)	(3.0)
Operating leases	13.4	12.9	0.5	3.9
Depreciation and amortization	10.3	10.1	0.2	2.0
Insurance and claims	4.0	4.4	(0.4)	(9.1)
Fuel expense	5.0	4.1	0.9	22.0
Other operating expenses	20.1	19.0	1.1	5.8
Total operating expenses	219.2	209.5	9.7	4.6
Income from operations	33.2	19.6	13.6	69.4
Other expense:
Interest expense	(0.3)	(0.4)	0.1	(25.0)
Other, net	--	--	--	--
Total other expense	(0.3)	(0.4)	0.1	(25.0)
Income before income taxes	32.9	19.2	13.7	71.4
Income taxes	13.1	7.9	5.2	65.8
Net income	$19.8	$11.3	$8.5	75.2%

The following table sets forth our historical financial data by segment for the six months ended June 30, 2011 and 2010 (in millions):

	Six months ended
	June 30,	Percent of	June 30,	Percent of		Percent
	2011	Revenue	2010	Revenue	Change	Change
Operating revenue
Forward Air	$221.7	87.8%	$196.5	85.8%	$25.2	12.8%
FASI	31.1	12.3	33.3	14.5	(2.2)	(6.6)
Intercompany Eliminations	(0.4)	(0.1)	(0.7)	(0.3)	0.3	(42.9)
Total	252.4	100.0	229.1	100.0	23.3	10.2

Purchased transportation
Forward Air	97.7	44.1	88.3	44.9	9.4	10.6
FASI	7.2	23.1	7.5	22.5	(0.3)	(4.0)
Intercompany Eliminations	(0.4)	100.0	(0.6)	85.7	0.2	(33.3)
Total	104.5	41.4	95.2	41.6	9.3	9.8

Salaries, wages and employee benefits
Forward Air	48.7	22.0	48.7	24.8	--	--
FASI	13.3	42.8	15.1	45.4	(1.8)	(11.9)
Total	62.0	24.6	63.8	27.8	(1.8)	(2.8)

Operating leases
Forward Air	9.8	4.4	8.8	4.5	1.0	11.4
FASI	3.6	11.6	4.1	12.3	(0.5)	(12.2)
Total	13.4	5.3	12.9	5.6	0.5	3.9

Depreciation and amortization
Forward Air	8.2	3.7	8.2	4.2	--	--
FASI	2.1	6.7	1.9	5.7	0.2	10.5
Total	10.3	4.1	10.1	4.4	0.2	2.0

Insurance and claims
Forward Air	3.1	1.4	3.5	1.8	(0.4)	(11.4)
FASI	0.9	2.9	0.9	2.7	--	--
Total	4.0	1.6	4.4	1.9	(0.4)	(9.1)

Fuel expense
Forward Air	2.3	1.0	1.8	0.9	0.5	27.8
FASI	2.6	8.4	2.3	6.9	0.3	13.0
Total	4.9	1.9	4.1	1.8	0.8	19.5

Other operating expenses
Forward Air	17.2	7.8	15.8	8.0	1.4	8.9
FASI	2.9	9.3	3.3	9.9	(0.4)	(12.1)
Intercompany Eliminations	--	--	(0.1)	14.3	0.1	(100.0)
Total	20.1	8.0	19.0	8.3	1.1	5.8

Income (loss) from operations
Forward Air	34.7	15.6	21.4	10.9	13.3	62.1
FASI	(1.5)	(4.8)	(1.8)	(5.4)	0.3	(16.7)
Total	$33.2	13.1%	$19.6	8.6%	$13.6	69.4%

The following table presents the components of the Forward Air segment’s operating revenue and purchased transportation for the six months ended June 30, 2011 and 2010 (in millions):

	Six months ended
	June 30,	Percent of	June 30,	Percent of		Percent
	2011	Revenue	2010	Revenue	Change	Change
Forward Air revenue
Airport-to-airport	$173.8	78.4%	$152.9	77.8%	$20.9	13.7%
Logistics	34.6	15.6	31.3	15.9	3.3	10.5
Other	13.3	6.0	12.3	6.3	1.0	8.1
Total	$221.7	100.0%	$196.5	100.0%	$25.2	12.8%

Forward Air purchased transportation
Airport-to-airport	$68.3	39.3%	$61.4	40.2%	$6.9	11.2%
Logistics	26.2	75.7	23.8	76.0	2.4	10.1
Other	3.2	24.1	3.1	25.2	0.1	3.2
Total	$97.7	44.1%	$88.3	44.9%	$9.4	10.6%

Six Months Ended June 30, 2011 compared to Six Months Ended June 30, 2010

Revenues

Operating revenue increased by $23.3 million, or 10.2%, to $252.4 million for the six months ended June 30, 2011 from $229.1 million in the same period of 2010.

Forward Air

Forward Air operating revenue increased $25.2 million, or 12.8%, to $221.7 million from $196.5 million, accounting for 87.8% of consolidated operating revenue for the six months ended June 30, 2011 compared to 85.8% for the same period in 2010.  Airport-to-airport revenue, which is the largest component of our consolidated operating revenue, increased $20.9 million, or 13.7%, to $173.8 million from $152.9 million, accounting for 78.4% of the segment’s operating revenue during the six months ended June 30, 2011 compared to 77.8% for the same period in June 30, 2010.   Increased tonnage and an increase in our base revenue per pound, excluding net fuel surcharge revenue and Forward Air Complete (“Complete”) revenue, accounted for $10.9 million of the increase in airport-to-airport revenue. Our airport-to-airport business is priced on a per pound basis and the average revenue per pound, excluding the impact of fuel surcharges and Complete, increased 3.8% for the six months ended June 30, 2011 versus the six months ended June 30, 2010. Tonnage that transited our network increased by 4.5% in the six months ended June 30, 2011 compared with the six months ended June 30, 2010.  Average base revenue per pound increased as a result of general rate increases we implemented in June 2011 and May 2010.  The remaining increase in airport-to-airport revenue is the result of increased net fuel surcharge revenue and revenue from our Complete pick-up and delivery service.  Net fuel surcharge revenue increased $5.8 million during the six months ended June 30, 2011 as compared to the six months ended June 30, 2010 in response to increased fuel prices and overall business volumes.  In addition, Complete revenue increased $4.2 million during the six months ended June 30, 2011 compared to the same period of 2010.  The increase in Complete revenue is attributable to the overall increase in airport-to-airport shipping volumes as well as higher customer utilization of our Complete service.

Logistics revenue, which is primarily TLX, increased $3.3 million, or 10.5%, to $34.6 million in the six months ended June 30, 2011 from $31.3 million in the same period of 2010.  TLX revenue, which is priced on a per mile basis, increased $3.0 million as miles driven to support our TLX revenue increased by approximately 9.8% during the six months ended June 30, 2011 compared to the same period in 2010.  Also, TLX average revenue per mile increased 0.7%. The increase in miles and average revenue per mile is mainly attributable to new business wins in the first quarter of 2011.  The remaining increase in logistics revenue was primarily driven by a $0.3 million increase in other non-mileage based logistic revenues, such as drayage services, which increased in conjunction with the overall increase in TLX business volumes.

Other revenue, which includes warehousing services and terminal handling, accounted for the final component of Forward Air operating revenue. Other revenue increased $1.0 million, or 8.1%, to $13.3 million in the six months ended June 30, 2011 from $12.3 million in the same period of 2010.  The increase in revenue was primarily due to increases in other pick-up and delivery services as well as handling and sorting services that primarily increased in conjunction with the increase in our airport-to-airport business.

FASI

FASI operating revenue decreased $2.2 million, or 6.6%, to $31.1 million for the six months ended June 30, 2011 from $33.3 million for the same period in 2010.  The decrease in revenue is primarily attributable to a FASI customer termination, which accounted for approximately $5.4 million in revenue during the six months ended June 30, 2011.  The lost revenue was low yielding and the impact on operating results from curtailing these services was minimal.  This revenue loss was partially offset by improved volumes from existing customers as well as new business wins.

Intercompany Eliminations

Intercompany eliminations decreased $0.3 million, or 42.9%, to $0.4 million in the six months ended June 30, 2011 from $0.7 million in the same period of 2010.   The intercompany eliminations are the result of truckload and airport-to-airport services Forward Air provided to FASI and FASI cartage services provided to Forward Air during the six months ended June 30, 2011.  The decrease in intercompany eliminations was the result of reduced airport-to-airport and truckload services Forward Air provided to FASI and also reduced agent stations services FASI provided to Forward Air.

Purchased Transportation

Purchased transportation increased by $9.3 million, or 9.8%, to $104.5 million in the six months ended June 30, 2011 from $95.2 million in the same period of 2010.  As a percentage of total operating revenue, purchased transportation was 41.4% during the six months ended June 30, 2011 compared to 41.6% for the same period in 2010.

Forward Air

Forward Air’s purchased transportation increased by $9.4 million, or 10.6%, to $97.7 million for the six months ended June 30, 2011 from $88.3 million for the six months ended June 30, 2010. The increase in purchased transportation is primarily attributable to a 6.5% increase in miles driven and a 3.9% increase in the total cost per mile for the six months ended June 30, 2011 versus the same period in 2010. As a percentage of segment operating revenue, Forward Air purchased transportation was 44.1% during the six months ended June 30, 2011 compared to 44.9% for the same period in 2010.

Purchased transportation costs for our airport-to-airport network increased $6.9 million, or 11.2%, to $68.3 million for the six months ended June 30, 2011 from $61.4 million for the six months ended June 30, 2010.  For the six months ended June 30, 2011, purchased transportation for our airport-to-airport network decreased to 39.3% of airport-to-airport revenue from 40.2% for the same period in 2010.  The $6.9 million increase is mostly attributable to a 5.5% increase in miles driven by our network of owner-operators or third party transportation providers and a 2.7% increase in the cost per mile paid to our network of owner-operators or third party transportation providers.  The increase in miles increased purchased transportation by $2.8 million while the increase in cost per mile increased purchased transportation by $1.4 million.  Miles driven by our network of owner-operators or third party transportation providers increased in conjunction with the tonnage increase discussed above.  The cost per mile increase was attributable to increased use of more costly third party transportation providers as additional capacity was required to accommodate the increased tonnage volumes.  Cost per mile also increased as a result of price increases from third party transportation providers who due to heavier shipping volumes and reduced available third party capacity were able to increase the amounts charged for their services.  The remaining increase was attributable to a $2.7 million increase in third party transportation costs associated with the increased Complete volumes discussed above.

Purchased transportation costs for our logistics revenue increased $2.4 million, or 10.1%, to $26.2 million for the six months ended June 30, 2011 from $23.8 million for the six months ended June 30, 2010. For the six months ended June 30, 2011, logistics’ purchased transportation costs represented 75.7% of logistics revenue compared to 76.0% for the same period in 2010.  The increase in logistics’ purchased transportation was mainly attributable to a $2.1 million, or 9.2% increase in TLX purchased transportation.  Miles driven to support our TLX revenue increased 9.8% while our TLX cost per mile decreased approximately 0.6% during the six months ended June 30, 2011 compared to the same period in 2010.   The decrease in cost per mile was mostly attributable to increased utilization of our network of owner-operators as opposed to more costly third party transportation providers. The remaining $0.3 million increase in logistics’ purchased transportation costs was attributable to increases in other non-mileage based costs such as drayage services.

Purchased transportation costs related to our other revenue increased $0.1 million, or 3.2%, to $3.2 million for the six months ended June 30, 2011 compared to $3.1 million for the same period in 2010. Other purchased transportation costs as a percentage of other revenue decreased to 24.1% of other revenue for the six months ended June 30, 2011 from 25.2% for the same period in 2010.   The decrease in other purchased transportation costs as a percentage of other revenue is attributable to the reduced use of more costly third party transportation providers, as opposed to Company-employed drivers or our network of owner-operators, to provide the transportation services associated with our other revenues, such as freight and container transfers and other miscellaneous pick-up and delivery services.  In addition, the decrease in other purchased transportation costs is also attributable to rate reductions received from pick-up and delivery transportation providers in certain markets.

FASI

FASI purchased transportation decreased $0.3 million, or 4.0%, to $7.2 million for the six months ended June 30, 2011 from $7.5 million for the six months ended June 30, 2010.  FASI purchased transportation as a percentage of revenue was 23.1% for the six months ended June 30, 2011 compared to 22.5% for the six months ended June 30, 2010.  The decrease in FASI purchased transportation in total dollars was attributable to the reduced volumes discussed above.  However, the increase in FASI purchased transportation as a percentage of revenue is attributable to the customer termination discussed above.  A substantial portion of the revenue from this customer was handling and had no associated transportation charges.

Intercompany Eliminations

Intercompany eliminations decreased $0.2 million, or 33.3%, to $0.4 million for the six months ended June 30, 2011 from $0.6 million for the same period in June 30, 2010.  The intercompany eliminations are the result of truckload and airport-to-airport services Forward Air provided to FASI and FASI cartage services provided to Forward Air during the six months ended June 30, 2011.  The decrease in intercompany eliminations was the result of reduced airport-to-airport and truckload services Forward Air provided to FASI.

Salaries, Wages, and Benefits

Salaries, wages and employee benefits decreased by $1.8 million, or 2.8%, to $62.0 million for the six months ended June 30, 2011 from $63.8 million in the same period of 2010.   As a percentage of total operating revenue, salaries, wages and employee benefits was 24.6% during the six months ended June 30, 2011 compared to 27.8% for the same period in 2010.

Forward Air

Salaries, wages and employee benefits of Forward Air were $48.7 million for the six months ended June 30, 2011 and 2010.  Salaries, wages and employee benefits were 22.0% of Forward Air’s operating revenue in the six months ended June 30, 2011 compared to 24.8% for the same period of 2010. Salaries, wages, and benefits stayed consistent in totals dollars but decreased as a percentage of revenue, as a $2.2 million decrease in workers’ compensation losses was largely offset by increased wages, primarily terminal personnel, which increased in conjunction with the increased business volumes discussed above.  The decrease in workers’ compensation losses was largely the result of a reduction in loss developments reserves for prior period claims.  The loss development reserve reductions were driven by a current year actuary analysis of our workers’ compensation claims.  In 2010, the actuary analysis of the workers’ compensation claims required an increase to our loss development reserves of $0.6 million.

FASI

FASI salaries, wages and employee benefits decreased $1.8 million, or 11.9%, to $13.3 million for the six months ended June 30, 2011 compared to $15.1 million for the six months ended June 30, 2010.  As a percentage of FASI operating revenue, salaries, wages and benefits decreased to 42.8% for the six months ended June 30, 2011 compared to 45.4% for the same period in 2010.  The decrease in salaries, wages and benefits in total dollars was in conjunction with the decreased revenue volumes discussed above and decreased workers’ compensation and health insurance costs.  The decrease in salaries, wages and employee benefits as a percentage of revenue is the result of reduced dock wages and Company-employed driver pay.  For the six months ended June 30, 2011, we reduced our dock wages by 1.1% as a percentage of revenue compared to the same period in 2010.  The improvement in dock wages is largely the result of efficiencies gained by installing conveyor systems in our larger facilities and replacing contract labor with Company-employed dock personnel.  We also reduced driver pay by 0.2% as a percentage of revenue as wherever feasible we continue to shift away from Company-employed drivers to a more variable cost structure via a network of owner-operators.  Workers’ compensation and health insurance losses decreased 1.3% as a percentage of revenue due to reductions in workers’ compensation loss development reserves attributable to a current year actuary analysis as well as reduced health claims during the six months ended June 30, 2011 compared to the same period in 2010.

Operating Leases

Operating leases increased by $0.5 million, or 3.9%, to $13.4 million in the six months ended June 30, 2011 from $12.9 million in the same period of 2010.  Operating leases, the largest component of which is facility rent, were 5.3% of consolidated operating revenue for the six months ended June 30, 2011 compared with 5.6% in the same period of 2010.

Forward Air

Operating leases increased $1.0 million, or 11.4%, to $9.8 million in the six months ended June 30, 2011 from $8.8 million in the same period of 2010.  Operating leases were 4.4% of Forward Air operating revenue for the six months ended June 30, 2011 compared with 4.5% in the same period of 2010.  The $1.0 million increase was the result of a $0.7 million increase in facility rent and $0.3 million increase in trailer rentals. Facility rent increased as certain existing terminals were relocated to larger facilities during the second and third quarters of 2010.  Trailer rentals increased to provide additional capacity until new trailers are received in the third quarter of 2011.

FASI

FASI operating lease expense decreased $0.5 million, or 12.2%, to $3.6 million for the six months ended June 30, 2011 from $4.1 million for the same period in 2010.  The $0.5 million decrease was attributable to lower facility rent and reduced costs for leased and rented equipment.  Office rent decreased $0.3 million due to the consolidation of over-lapping facilities with Forward Air.  Leased and rented equipment costs declined $0.2 million as leased and rented equipment was replaced with either owner-operator units or Company-owned units.

Depreciation and Amortization

Depreciation and amortization increased $0.2 million, or 2.0%, to $10.3 million for the six months ended June 30, 2011 from $10.1 million in the same period of 2010.  Depreciation and amortization expense as a percentage of Forward Air operating revenue was 4.1% in the six months ended June 30, 2011 compared to 4.4% in the same period of 2010.

Forward Air

Depreciation and amortization was $8.2 million for the six months ended June 30, 2011 and 2010.  Depreciation and amortization was 3.7% of consolidated operating revenue for the six months ended June 30, 2011 compared with 4.2% in the same period of 2010.

FASI

FASI depreciation and amortization increased $0.2 million, or 10.5%, to $2.1 million for the six months ended June 30, 2011 from $1.9 million for the same period in 2010.  Depreciation and amortization expense as a percentage of FASI operating revenue was 6.7% in the six months ended June 30, 2011 compared to 5.7% in the same period of 2010.   The $0.2 million increase is primarily attributable to new tractors and vehicles purchased during 2010 and the second quarter of 2011.

Insurance and Claims

Insurance and claims expense decreased $0.4 million, or 9.1%, to $4.0 million for the six months ended June 30, 2011 from $4.4 million for the six months ended June 30, 2010.  Insurance and claims were 1.6% of consolidated operating revenue for the six months ended June 30, 2011 compared with 1.9% for the same period in 2010.

Forward Air

Forward Air insurance and claims expense decreased $0.4 million, or 11.4%, to $3.1 million for the six months ended June 30, 2011 from $3.5 million for the six months ended June 30, 2010.  The $0.4 million decrease in insurance and claims is mainly attributable to a decrease in insurance premiums on renewed and renegotiated insurance plans.

FASI

FASI insurance and claims expense was $0.9 million for the six months ended June 30, 2011 and 2010.  FASI insurance and claims were 2.9% of operating revenue for the six months ended June 30, 2011 compared with 2.7% for the same period in 2010.  Increase as a percentage of revenue was the result of the decline in revenue discussed previously.

Fuel Expense

Fuel expense increased $0.8 million, or 19.5%, to $4.9 million for the six months ended June 30, 2011 from $4.1 million in the same period of 2010.  Fuel expense was 1.9% of consolidated operating revenue for the six months ended June 30, 2011 compared to 1.8% for the same period in 2010.

Forward Air

Fuel expense increased $0.5 million, or 27.8%, to $2.3 million for the six months ended June 30, 2011 from $1.8 million in the same period of 2010.  Fuel expense was 1.0% of Forward Air operating revenue for the six months ended June 30, 2011 compared to 0.9% for the same period in 2010. The increase was primarily due to an increase in average fuel prices during the six months ended June 30, 2011 as compared to the same period in 2010.

FASI

FASI fuel expense increased $0.3 million, or 13.0%, to $2.6 million for the six months ended June 30, 2011 from $2.3 million for the six months ended June 30, 2010.  Fuel expenses were 8.4% of FASI operating revenue in the six months ended June 30, 2011 compared to 6.9% in the same period of 2010.  FASI fuel expense is significantly higher as a percentage of operating revenue than Forward Air’s fuel expense, as FASI utilizes a higher ratio of Company-employed drivers and Company-owned or leased vehicles in its operations than Forward Air.  The increase in FASI fuel expense was attributable to the increase in average fuel prices experienced during the six months ended June 30, 2011 compared to the same period in 2010, partially offset by reductions in Company-employed miles driven during the six months ended June 30, 2011 as compared to the same period in 2010.  As a percentage of revenue, FASI fuel expense was also adversely impacted by the lost handling revenue discussed previously.

Other Operating Expenses

Other operating expenses increased $1.1 million, or 5.8%, to $20.1 million in the six months ended June 30, 2011 from $19.0 million in the same period of 2010.  Other operating expenses were 8.0% of consolidated operating revenue for the six months ended June 30, 2011 compared with 8.3% in the same period of 2010.

Forward Air

Other operating expenses increased $1.4 million, or 8.9%, to $17.2 million during the six months ended June 30, 2011 from $15.8 million in the same period of 2010.  Other operating expenses were 7.8% of Forward Air operating revenue in the six months ended June 30, 2011 compared to 8.0% in the same period of 2010.  The $1.4 million increase in other operating expenses is attributable to increased variable costs, such as dock supplies and vehicle maintenance that increased in conjunction with the shipping volume increases discussed previously.  Forward Air other operating expenses decreased as a percentage of revenue as these variable cost increases were outpaced by the increase in revenue.

FASI

FASI other operating expenses decreased $0.4 million, or 12.1%, to $2.9 million for the six months ended June 30, 2011 compared to $3.3 million for the same period in 2010.  FASI other operating expenses for the six months ended June 30, 2011 were 9.3% of the segment’s operating revenue compared to 9.9% for the same period in 2010.  The $0.4 million decrease is attributable to reductions in variable costs in conjunction with the decline in revenue discussed previously and other cost control efforts.

Intercompany Eliminations

Intercompany eliminations decreased $0.1 million to less than $0.1 million for the six months ended June 30, 2011.  These intercompany eliminations were for agent station services FASI provided to Forward Air.

Results from Operations

Income from operations increased by $13.6 million, or 69.4%, to $33.2 million for the six months ended June 30, 2011 compared to $19.6 million in the same period of 2010. Income from operations was 13.1% of consolidated operating revenue for the six months ended June 30, 2011 compared with 8.6% in the same period of 2010.

Forward Air

Income from operations increased by $13.3 million, or 62.1%, to $34.7 million for the six months ended June 30, 2011 compared with $21.4 million for the same period in 2010.  Income from operations as a percentage of Forward Air operating revenue was 15.6% for the six months ended June 30, 2011 compared with 10.9% in the same period of 2010.  The increase in income from operations was primarily the result of the increased revenue discussed previously and the resulting positive leverage the additional revenue provides against the fixed costs of the Forward Air network. Also contributing to the improvement in results was the favorable workers’ compensation reserve adjustment discussed previously.

FASI

FASI’s loss from operations improved $0.3 million, or 16.7%, to a $1.5 million loss for the six months ended June 30, 2011 from a $1.8 million loss for the six months ended June 30, 2010.  The decrease in FASI’s loss from operations was primarily driven by the discontinuance of low yield business and continuing efforts to improve operating efficiencies and control variable and discretionary costs.

Interest Expense

Interest expense decreased $0.1 million, or 25.0%, to $0.3 million for the six months ended June 30, 2011 compared to $0.4 million for the same period in 2010.  Decrease in interest expense was primarily attributable to maturity of capital lease arrangements and the corresponding decrease in associated interest expense.

Other, Net

Other income for the six months ended June 30, 2011 and 2010 was less than $0.1 million.

Income Taxes

The combined federal and state effective tax rate for the six months ended June 30, 2011 was 39.7% compared to a rate of 41.0% for the same period in 2010.  The change in our effective tax rate is primarily attributable to the increase in our net income before income taxes combined with reductions in non-deductible expenses such as share-based compensation for incentive stock options.

Net Income

As a result of the foregoing factors, net income increased by $8.5 million, or 75.2%, to $19.8 million for the six months ended June 30, 2011 compared to $11.3 million for the same period in 2010.

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

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital expenditures, with cash flows from operations and borrowings under our bank lines of credit. Net cash provided by operating activities totaled approximately $32.6 million for the six months ended June 30, 2011 compared to approximately $18.9 million for the six months ended June 30, 2010. The $13.7 million increase in cash provided by operating activities is mainly attributable to an $11.6 million increase in net earnings after consideration of non-cash items, a $1.1 million decrease in cash used for prepaid assets and accounts payable and a $1.0 million increase in cash provided by accounts receivable.

Net cash used in investing activities was approximately $14.5 million for the six months ended June 30, 2011 compared with approximately $8.7 million used in investing activities during the six months ended June 30, 2010. Investing activities during the six months ended June 30, 2011 consisted primarily of capital expenditures for new trailers, tractors, vehicles and forklifts to replace aging units.  The $0.7 million of proceeds from disposal of property and equipment is primarily from sales of older vehicles replaced by recent purchases.

Net cash provided by financing activities totaled approximately $3.5 million for the six months ended June 30, 2011 compared with approximately $4.3 million used in financing activities during the six months ended June 30, 2010.  Cash provided by and used in financing activities for the six months ended June 30, 2011 and 2010 mainly included our quarterly dividend payment, cash from stock option exercises and scheduled capital lease payments.  The increase in cash provided by financing activities is attributable to increased proceeds from stock option exercises.  Also, capital lease and debt payments decreased as certain capital leases and notes payable assumed with past acquisitions reached their scheduled maturities.

We currently have access to a $100.0 million senior credit facility.  The facility expires in October 2012 and includes an accordion feature, which if approved by our lender, allows for an additional $50.0 million in borrowings.  However, at this time we believe that to access the accordion feature our lender would require that the interest rates for the senior credit facility be reset to match current market rates.  Interest rates for advances under the senior credit facility are at LIBOR plus 0.6% to 0.9% based upon covenants related to total indebtedness to earnings.  At June 30, 2011, we had $38.2 million of available borrowing capacity under the senior credit facility, not including the accordion feature, and had utilized $11.8 million of availability for outstanding letters of credit.

During each quarter of 2011 and 2010, cash dividends of $0.07 per share were declared on common stock outstanding. We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by our Board of Directors.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the six months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no unregistered purchases of shares of our common stock during the six months ended June 30, 2011.

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
4.1
Form of Forward Air Corporation Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998)

10.1
Form of Performance Share Agreement under the registrant’s Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed with the Securities and Exchange Commission on April 25, 2011)

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

Forward Air Corporation
Date: July 27, 2011	By:	/s/ Rodney L. Bell
Rodney L. Bell Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer)

By:	/s/ Michael P. McLean
Michael P. McLean Chief Accounting Officer, Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

No.	Exhibit
3.1	Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999)
3.2	Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3-1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 6, 2009)
4.1
Form of Forward Air Corporation Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998)

10.1
Form of Performance Share Agreement under the registrant’s Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed with the Securities and Exchange Commission on April 25, 2011)

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