Form 10-Q
period 2011-09-30
FORWARD AIR CORP
filed 2011-10-28
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2011
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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of October 24, 2011 was 28,547,492.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited).

Forward Air Corporation
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	September 30,	December 31,
	2011	2010 (a)
Assets
Current assets:
Cash	$87,467	$74,504
Accounts receivable, less allowance of $1,456 in 2011 and $1,996 in 2010	69,574	62,763
Other current assets	11,836	8,696
Total current assets	168,877	145,963

Property and equipment	224,278	213,704
Less accumulated depreciation and amortization	91,023	87,272
Total property and equipment, net	133,255	126,432
Goodwill and other acquired intangibles:
Goodwill	43,332	43,332
Other acquired intangibles, net of accumulated amortization of $20,314 in 2011 and $16,871 in 2010	27,816	31,259
Total goodwill and other acquired intangibles	71,148	74,591
Other assets	1,533	1,810
Total assets	$374,813	$348,796

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$14,603	$10,687
Accrued expenses	18,035	16,280
Current portion of debt and capital lease obligations	561	638
Total current liabilities	33,199	27,605

Long-term debt and capital lease obligations, less current portion	50,473	50,883
Other long-term liabilities	8,079	8,106
Deferred income taxes	12,169	6,116

Shareholders’ equity:
Preferred stock	--	--
Common stock, $0.01 par value:
Authorized shares – 50,000,000
Issued and outstanding shares – 28,476,942 in 2011 and 29,030,919 in 2010	285	290
Additional paid-in capital	12,552	24,300
Retained earnings	258,056	231,496
Total shareholders’ equity	270,893	256,086
Total liabilities and shareholders’ equity	$374,813	$348,796

(a) Taken from audited financial statements, which are not presented in their entirety.

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Operations
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Operating revenue:
Forward Air
Airport-to-airport	$92,966	$81,828	$266,606	$234,456
Logistics	18,409	16,774	52,909	47,789
Other	7,250	6,481	20,524	18,745
Forward Air Solutions
Pool distribution	17,124	16,439	48,104	49,639
Total operating revenue	135,749	121,522	388,143	350,629

Operating expenses:
Purchased transportation
Forward Air
Airport-to-airport	36,142	32,852	104,411	94,152
Logistics	14,041	12,942	40,214	36,780
Other	1,797	1,703	4,929	4,811
Forward Air Solutions
Pool distribution	4,109	3,680	11,067	10,625
Total purchased transportation	56,089	51,177	160,621	146,368
Salaries, wages and employee benefits	33,402	31,845	95,336	95,682
Operating leases	6,672	6,508	20,083	19,388
Depreciation and amortization	5,429	5,228	15,734	15,283
Insurance and claims	2,120	1,546	6,140	5,983
Fuel expense	2,406	1,949	7,357	6,051
Other operating expenses	9,311	7,764	29,390	26,813
Total operating expenses	115,429	106,017	334,661	315,568
Income from operations	20,320	15,505	53,482	35,061

Other income (expense):
Interest expense	(131)	(191)	(468)	(557)
Other, net	10	26	57	38
Total other expense	(121)	(165)	(411)	(519)
Income before income taxes	20,199	15,340	53,071	34,542
Income taxes	7,287	6,452	20,321	14,323
Net income	$12,912	$8,888	$32,750	$20,219

Net income per share:
Basic	$0.44	$0.31	$1.12	$0.70
Diluted	$0.44	$0.31	$1.11	$0.69
Weighted average shares outstanding:
Basic	29,237	29,000	29,236	28,975
Diluted	29,552	29,129	29,591	29,101

Dividends per share:	$0.07	$0.07	$0.21	$0.21

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended
	September 30,	September 30,
	2011	2010
Operating activities:
Net income	$32,750	$20,219
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	15,734	15,283
Share-based compensation	4,457	4,887
Gain on disposal of property and equipment	(76)	(648)
Provision for loss on receivables	17	202
Provision for revenue adjustments	1,480	1,462
Deferred income taxes	6,079	(1,624)
Tax benefit for stock options exercised	(232)	(28)
Changes in operating assets and liabilities
Accounts receivable	(8,308)	(8,382)
Prepaid expenses and other current assets	(1,828)	(1,029)
Accounts payable and accrued expenses	4,757	7,519
Net cash provided by operating activities	54,830	37,861

Investing activities:
Proceeds from disposal of property and equipment	997	1,413
Purchases of property and equipment	(20,292)	(11,889)
Other	316	--
Net cash used in investing activities	(18,979)	(10,476)

Financing activities:
Payments of debt and capital lease obligations	(488)	(722)
Proceeds from exercise of stock options	7,721	490
Payments of cash dividends	(6,187)	(6,088)
Repurchase of common stock	(24,294)	--
Common stock issued under employee stock purchase plan	128	91
Tax benefit for stock options exercised	232	28
Net cash used in financing activities	(22,888)	(6,201)
Net increase in cash	12,963	21,184
Cash at beginning of period	74,504	42,035
Cash at end of period	$87,467	$63,219

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
 (In thousands, except share and per share data)
(Unaudited)
September 30, 2011

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company’s operating results are subject to seasonal trends when measured on a quarterly basis; therefore operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. For further information, refer to the consolidated financial statements and notes thereto included in the Forward Air Corporation Annual Report on Form 10-K for the year ended December 31, 2010.

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

Comprehensive income includes any changes in the equity of the Company from transactions and other events and circumstances from non-owner sources. Comprehensive income for the three months ended September 30, 2011 and 2010 was $12,912 and $8,888, respectively.  Comprehensive income for the nine months ended September 30, 2011 and 2010 was $32,750 and $20,219, respectively. The comprehensive results equaled net income.

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

The Company conducted its annual impairment test of goodwill for each reporting unit as of June 30, 2011 and no impairment charges were required.  In addition, due to FASI’s results from operations not meeting the Company’s projections for the three and nine months ended September 30, 2011, the Company conducted an impairment test of goodwill for the FASI reporting unit as of September 30, 2011.  There were no impairment charges required as a result of the September 30, 2011 FASI impairment test.

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

As of September 30, 2011, the carrying value of goodwill related to the Forward Air and FASI segments was $37,926 and $5,406, respectively. The estimation of fair value related to the impairment test for goodwill is particularly sensitive to projected financial information used in the calculations.  Earnings estimated to be generated by the Forward Air segment are expected to continue supporting the carrying value of its goodwill.  The FASI segment is currently facing the challenges of building, expanding and diversifying its revenue base.  If FASI’s efforts are significantly delayed, future estimates of projected financial information may be reduced, and the Company may be required to record an impairment charge against the carrying value of FASI’s goodwill.  There were no changes in the carrying amount of goodwill during the three and nine months ended September 30, 2011.

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

Employee Activity

Stock option grants to employees typically expire seven years from the grant date and vest ratably over a three-year period.  The Company used the Black-Scholes option-pricing model to estimate the grant-date fair value of options granted.  The weighted-average fair value of options granted during the nine months ended September 30, 2011 and 2010 was $10.68 and $8.24, respectively.  No stock options were granted during the three months ended September 30, 2011 and 2010.  The fair values were estimated using the following weighted-average assumptions:

	Nine months ended
	September 30,	September 30,
	2011	2010
Expected dividend yield	1.0%	1.3%
Expected stock price volatility	44.9%	45.7%
Weighted average risk-free interest rate	2.4%	2.5%
Expected life of options (years)	4.6	4.5

During the three months ended September 30, 2011 and 2010, share-based compensation expense for options granted to employees was $959 and $1,365, respectively.   The total tax benefit related to the share-based expense for these options for the three months ended September 30, 2011 and 2010, was $252 and $415, respectively.  During the nine months ended September 30, 2011 and 2010, share-based compensation expense for options granted to employees was $3,023 and $4,448, respectively.   The total tax benefit related to the share-based expense for these options for the nine months ended September 30, 2011 and 2010, was $803 and $1,290, respectively.  Total compensation cost, net of estimated forfeitures, related to the options not yet recognized in earnings was $3,769 at September 30, 2011. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements

5.	Share-Based Payments (continued)

The following tables summarize the Company’s employee stock option activity and related information for the three months ended September 30, 2011:

	Three months ended September 30, 2011
				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Options	Exercise	Value	Contractual
	(000)	Price	(000)	Term
Outstanding at June 30, 2011	3,498	$26
Granted	-	-
Exercised	(4)	22
Forfeited	-	-
Outstanding at September 30, 2011	3,494	$26	$14,336	3.6
Exercisable at September 30, 2011	2,714	$27	$9,053	3.2

The following tables summarize the Company’s employee stock option activity and related information for the nine months ended September 30, 2011:

	Nine months ended September 30, 2011
				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Options	Exercise	Value	Contractual
	(000)	Price	(000)	Term
Outstanding at December 31, 2010	3,702	$26
Granted	118	29
Exercised	(321)	23
Forfeited	(5)	25
Outstanding at September 30, 2011	3,494	$26	$14,336	3.6
Exercisable at September 30, 2011	2,714	$27	$9,053	3.2

During the first quarter of 2011, the Company granted 108,000 non-vested shares to key employees with a weighted-average fair value of $28.61.  Non-vested share grants to employees vest ratably over a three-year period.  The non-vested shares’ fair values were estimated using closing market prices on the day of grant. Share-based compensation expense was $253 and $641 during the three and nine months ended September 30, 2011 for non-vested shares granted to employees. The total tax benefit related to this share-based expense was $100 and $252 for the three and nine months ended September 30, 2011.  As of September 30, 2011, total compensation cost, net of estimated forfeitures, related to the non-vested shares not yet recognized in earnings was $2,348.

During the first quarter of 2011, the Company granted performance shares to key employees.  Under the terms of the performance share agreements, on the third anniversary of the grant date, the Company will issue to the employees a calculated number of common stock shares based on the three year performance of the Company’s common stock share price as compared to the share price performance of a selected peer group.  The median number of shares eligible for issuance to employees under these agreements is 38,000.  No shares may be issued if the Company share price performance outperforms 30% or less of the peer group, but the number of shares issued may be increased to 75,000 shares if the Company share price performs better than 90% of the peer group.  The fair value of the performance shares was estimated to be $30.17 per share using a Monte Carlo simulation with a risk free rate of return of 1.4% and a three year volatility of 47.7%.  Share-based compensation expense for the performance shares was $95 and $240 during the three and nine months ended September 30, 2011.  The total tax benefit related to this share-based expense was $37 and $94 for the three and nine months ended September 30, 2011.  As of September 30, 2011, total compensation cost, net of estimated forfeitures, related to the performance shares not yet recognized in earnings was $893.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements

5.	Share-Based Payments (continued)

Under the 2005 Employee Stock Purchase Plan (the “ESPP”), which has been approved by shareholders, the Company is authorized to issue up to a remaining 434,149 shares of common stock to employees of the Company. These shares may be issued at a price equal to 90% of the lesser of the market value on the first day or the last day of each nine-month purchase period. Common stock purchases are paid for through periodic payroll deductions and/or up to two large lump sum contributions. For the nine months ended September 30, 2011, participants under the plan purchased 4,941 shares at an average price of $25.82 per share. For the nine months ended September 30, 2010, participants under the plan purchased 3,973 shares at an average price of $22.98 per share. The weighted-average fair value of each purchase right under the ESPP granted for the nine months ended September 30, 2011, which is equal to the discount from the market value of the common stock at the end of each nine month purchase period, was $7.97 per share.  The weighted-average fair value of each purchase right under the ESPP granted for the nine months ended September 30, 2010, which is equal to the discount from the market value of the common stock at the end of each nine month purchase period, was $4.27 per share.   Share-based compensation expense of $40 and $17 was recognized during the nine months ended September 30, 2011 and 2010, respectively.

Non-employee Director Activity

Grants of non-vested shares to non-employee directors vest ratably over the elected term to the Board of Directors, or one year.  Share-based compensation expense for non-vested shares granted to non-employee directors during the three months ended September 30, 2011 and 2010 was $195 and $141, respectively.  The total tax benefit related to this share-based expense was $76 and $57 for the three months ended September 30, 2011 and 2010, respectively. Share-based compensation expense during the nine months ended September 30, 2011 and 2010 was $513 and $422, respectively.  The total tax benefit related to this share-based expense was $201 and $172 for the nine months ended September 30, 2011 and 2010, respectively.  Total compensation cost, net of estimated forfeitures, related to the non-vested shares granted to non-employee directors not yet recognized in earnings was $465 at September 30, 2011.  Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

In addition to the above activity, each May from 1995 to 2005 options were granted to the non-employee directors of the Company.  The options have terms of ten years and are fully exercisable.  At September 30, 2011, 52,000 options were outstanding and will expire between May 2012 and May 2015.  At September 30, 2011, the weighted average exercise price per share and remaining contractual term for the outstanding options of non-employee directors were $21 and 2.3 years, respectively.

6.	Senior Credit Facility

On October 10, 2007, the Company entered into a $100,000 senior credit facility. This facility has a term of five years and includes an accordion feature, which allows for an additional $50,000 in borrowings.  However, at this time the Company believes that to access the accordion feature the Company’s lender would require that the interest rates for the senior credit facility be reset to match current market rates. The senior credit facility matures on October 10, 2012.  The Company entered into this larger credit facility in order to fund potential acquisitions, the repurchase of its common stock, and for financing other general business purposes.  Interest rates for advances under the facility are at LIBOR plus 0.6% to 0.9% based upon covenants related to total indebtedness to earnings (0.8% at September 30, 2011). The agreement contains certain covenants and restrictions, none of which are expected to significantly affect the Company’s operations or ability to pay dividends.  No assets are pledged as collateral against the senior credit facility.  As of September 30, 2011, the Company had $50,000 outstanding under the senior credit facility. At September 30, 2011, the Company had utilized $10,766 of availability for outstanding letters of credit and had $39,234 of available borrowing capacity outstanding under the senior credit facility.  The Company is currently in the process of negotiating a new credit facility and expects to have a new facility in place by December 31, 2011.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements

7.	Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three months ended		Nine months ended
	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010
Numerator:
Numerator for basic and diluted income per share - net income	$12,912	$8,888	$32,750	$20,219

Denominator (in thousands):
Denominator for basic income per share - weighted-average shares	29,237	29,000	29,236	28,975
Effect of dilutive stock options and non-vested shares	315	129	355	126
Denominator for diluted income per share - adjusted weighted-average shares	29,552	29,129	29,591	29,101
Basic net income per share	$0.44	$0.31	$1.12	$0.70
Diluted net income per share	$0.44	$0.31	$1.11	$0.69

The number of options and non-vested shares that could potentially dilute net earnings per share in the future, but that were not included in the computation of income per diluted share because to do so would have been anti-dilutive for the periods presented, were approximately 912,000 and 1,250,000 at September 30, 2011 and 2010, respectively.

8.	Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states and Canada. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2005.

For the three and nine months ended September 30, 2011 and 2010, the effective income tax rates varied from the statutory federal income tax rate of 35.0%, primarily as a result of the effect of state income taxes, net of the federal benefit and permanent differences between book and tax net income.

9.	Financial Instruments

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company does not generally require collateral from its customers. Concentrations of credit risk with respect to trade accounts receivable on a consolidated basis are limited due to the large number of entities comprising the Company’s customer base and their dispersion across many different industries.  However, while not significant to the Company on a consolidated basis, four customers accounted for approximately 71.5% of FASI’s operating revenue for the nine months ended September 30, 2011.

In February 2010, the Company notified one of FASI’s largest customers that it would cease providing services and concluded the business relationship by July 2010.  During the nine months ended September 30, 2010, revenues from this customer were 10.7% of FASI’s operating revenue and 1.5% of the Company’s consolidated operating revenue.  The revenue associated with this customer was low yielding and the impact on 2011 and 2010’s operating results from curtailing these services was minimal.

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

The Company’s senior credit facility bears interest at LIBOR plus 0.6% to 0.9% based upon covenants related to total indebtedness to earnings.  Using interest rate quotes and discounted cash flows, the Company estimated the fair value of its senior credit facility and debt and capital lease obligations as follows:

	September 30, 2011
	Carrying	Fair
	Value	Value
Senior credit facility	$50,000	$49,636
Other debt and capital leases	1,034	1,071

The Company's fair value calculations for the above financial instruments are classified within level 3 of the fair value hierarchy.

10.	Shareholders' Equity

During each quarter of 2011 and 2010, the Company’s Board of Directors declared a cash dividend of $0.07 per share of common stock.  The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

In July 2007, the Company’s Board of Directors approved a stock repurchase program (“Repurchase Plan”) for up to two million shares of the Company’s common stock.   During the three and nine months ended September 30, 2011, the Company repurchased 904,729 shares of common stock under the Repurchase Plan for $24,294, or $26.85 per share.  As of September 30, 2011, 884,098 shares remain that may be repurchased under the Repurchase Plan.

In addition, during October 2011, the Company repurchased 69,039 shares of common stock under the Repurchase Plan for $1,807 or $26.17 per share.  As of the date of this filing, 815,059 shares remain that may be repurchased under the Repurchase Plan.

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

The following tables summarize segment information about net income (loss) and assets used by the chief operating decision maker of the Company in making decisions regarding allocation of assets and resources as of and for the three and nine months ended September 30, 2011 and 2010.

	Three months ended September 30, 2011
	Forward Air	FASI	Eliminations	Consolidated
External revenues	$118,625	$17,124	$--	$135,749
Intersegment revenues	315	129	(444)	--
Depreciation and amortization	4,373	1,056	--	5,429
Share-based compensation expense	1,421	81	--	1,502
Interest expense	122	9	--	131
Interest income	40	--	--	40
Income tax expense (benefit)	7,420	(133)	--	7,287
Net income (loss)	13,123	(211)	--	12,912
Total assets	378,552	36,099	(39,838)	374,813
Capital expenditures	4,607	244	--	4,851

	Three months ended September 30, 2010
	Forward Air	FASI	Eliminations	Consolidated
External revenues	$105,083	$16,439	$--	$121,522
Intersegment revenues	245	84	(329)	--
Depreciation and amortization	4,189	1,039	--	5,228
Stock-based compensation expense	1,409	97	--	1,506
Interest expense	177	14	--	191
Interest income	30	1	--	31
Income tax expense (benefit)	6,499	(47)	--	6,452
Net income (loss)	9,041	(153)	--	8,888
Total assets	343,732	36,178	(38,097)	341,813
Capital expenditures	2,496	654	--	3,150

	Nine months ended September 30, 2011
	Forward Air	FASI	Eliminations	Consolidated
External revenues	$340,039	$48,104	$--	$388,143
Intersegment revenues	577	292	(869)	--
Depreciation and amortization	12,601	3,133	--	15,734
Share-based compensation expense	4,208	249	--	4,457
Interest expense	435	33	--	468
Interest income	144	--	--	144
Income tax expense (benefit)	21,009	(688)	--	20,321
Net income (loss)	33,914	(1,164)	--	32,750
Total assets	378,552	36,099	(39,838)	374,813
Capital expenditures	17,550	2,742	--	20,292

	Nine months ended September 30, 2010
	Forward Air	FASI	Eliminations	Consolidated
External revenues	$300,990	$49,639	$--	$350,629
Intersegment revenues	808	229	(1,037)	--
Depreciation and amortization	12,352	2,931	--	15,283
Stock-based compensation expense	4,587	300	--	4,887
Interest expense	511	46	--	557
Interest income	40	3	--	43
Income tax expense (benefit)	15,064	(741)	--	14,323
Net income (loss)	21,547	(1,328)	--	20,219
Total assets	343,732	36,178	(38,097)	341,813
Capital expenditures	7,894	3,995	--	11,889

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

FASI provides pool distribution services throughout the Mid-Atlantic, Southeast, Midwest and Southwest continental United States.  Pool distribution involves managing high-frequency handling and distribution of time-sensitive product to numerous destinations in specific geographic regions.  Our primary customers for this service are regional and nationwide distributors and retailers, such as mall, strip mall and outlet based retail chains. We service these customers through a network of terminals and service centers located in 19 cities.`

Our operations, particularly our network of hubs and terminals, represent substantial fixed costs. Consequently, our ability to increase our earnings depends in significant part on our ability to increase the amount of freight and the revenue per pound for the freight shipped through our networks and to grow other lines of businesses, such as TLX, which will allow us to maintain revenue growth in challenging shipping environments.

Trends and Developments

Results from Operations

During the three months ended September 30, 2011, we experienced a 11.7% increase in our consolidated revenues compared to the three months ended September 30, 2010.  The increase in revenue is primarily attributable to our Forward Air segment which experienced a revenue increase of 12.9% during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.  Forward Air revenue increases were driven by increased shipping volumes, net fuel surcharge and a general rate increase initiated in June 2011.  These revenue increases drove the improvement in our income from operations.

FASI revenue increased 4.2% for the three months ended September 30, 2011, compared to the same period in 2010.  The FASI revenue increase was primarily the result of increased fuel surcharge revenue and new business wins.  FASI’s loss from operations is largely attributable to subdued retail volumes and the delays in obtaining additional revenue.  We continue our efforts to diversify FASI’s customer base with non-specialty retail customers so as to maintain consistent revenue levels throughout the year.

During the three and nine months ended September 30, 2011, increasing fuel prices have positively impacted our revenues and results of operations as compared to prior periods.  Our net fuel surcharge revenue is the result of our fuel surcharge rates, which are set weekly using the national average for diesel price per gallon, and the tonnage transiting our network.  The increase in shipping activity combined with the increasing diesel fuel prices have resulted in an increase in our net fuel surcharge revenue.  Total net fuel surcharge revenue increased 57.4% and 56.5% during the three and nine months ended September 30, 2011 as compared to the same periods in 2010, respectively.

Goodwill

In accordance with our accounting policy, we conducted our annual impairment test of goodwill for each reporting unit as of June 30, 2011 and no impairment charges were required.  In addition, due to FASI’s results from operations not meeting our projections for the three and nine months ended September 30, 2011, we conducted an impairment test of goodwill for the FASI reporting unit as of September 30, 2011.  There were no impairment charges required as a result of the September 30, 2011 FASI impairment test.

As of September 30, 2011, the carrying value of goodwill related to the Forward Air and FASI segments was $37.9 million and $5.4 million, respectively.  The estimation of fair value related to the impairment test for goodwill is particularly sensitive to projected financial information used in the calculations.  Earnings estimated to be generated by our Forward Air segment are expected to continue supporting the carrying value of its goodwill.  Our FASI segment is currently facing the challenges of building, expanding and diversifying its revenue base.  If FASI’s efforts are significantly delayed, future estimates of projected financial information may be reduced, and we may be required to record an impairment charge against the carrying value of FASI’s goodwill.

Segments

Our operations can be broadly classified into two principal segments:  Forward Air and FASI.

Our Forward Air segment includes our airport-to-airport network, Forward Air Complete, and TLX services as well as our other accessorial related services such as warehousing; customs brokerage; and value-added handling services.

Our FASI segment includes our pool distribution business.

Results of Operations

The following table sets forth our consolidated historical financial data for the three months ended September 30, 2011 and 2010 (in millions):

	Three months ended
	September 30,	September 30,		Percent
	2011	2010	Change	Change
Operating revenue	$135.7	$121.5	$14.2	11.7%
Operating expenses:
Purchased transportation	56.1	51.1	5.0	9.8
Salaries, wages, and employee benefits	33.4	31.9	1.5	4.7
Operating leases	6.6	6.5	0.1	1.5
Depreciation and amortization	5.4	5.2	0.2	3.8
Insurance and claims	2.2	1.5	0.7	46.7
Fuel expense	2.4	2.0	0.4	20.0
Other operating expenses	9.3	7.8	1.5	19.2
Total operating expenses	115.4	106.0	9.4	8.9
Income from operations	20.3	15.5	4.8	31.0
Other expense:
Interest expense	(0.1)	(0.2)	0.1	(50.0)
Other, net	--	--	--	--
Total other expense	(0.1)	(0.2)	0.1	(50.0)
Income before income taxes	20.2	15.3	4.9	32.0
Income taxes	7.3	6.4	0.9	14.1
Net income	$12.9	$8.9	$4.0	44.9%

The following table sets forth our historical financial data by segment for the three months ended September 30, 2011 and 2010 (in millions):

	Three months ended
	September 30,	Percent of	September 30,	Percent of		Percent
	2011	Revenue	2010	Revenue	Change	Change
Operating revenue
Forward Air	$118.9	87.6%	$105.3	86.7%	$13.6	12.9%
FASI	17.2	12.7	16.5	13.6	0.7	4.2
Intercompany Eliminations	(0.4)	(0.3)	(0.3)	(0.3)	(0.1)	33.3
Total	135.7	100.0	121.5	100.0	14.2	11.7

Purchased transportation
Forward Air	52.1	43.8	47.5	45.1	4.6	9.7
FASI	4.4	25.6	3.9	23.6	0.5	12.8
Intercompany Eliminations	(0.4)	100.0	(0.3)	100.0	(0.1)	33.3
Total	56.1	41.3	51.1	42.1	5.0	9.8

Salaries, wages and employee benefits
Forward Air	26.4	22.2	24.7	23.4	1.7	6.9
FASI	7.0	40.7	7.2	43.6	(0.2)	(2.8)
Total	33.4	24.6	31.9	26.3	1.5	4.7

Operating leases
Forward Air	4.9	4.1	4.7	4.5	0.2	4.3
FASI	1.7	9.9	1.8	10.9	(0.1)	(5.6)
Total	6.6	4.9	6.5	5.3	0.1	1.5

Depreciation and amortization
Forward Air	4.4	3.7	4.2	4.0	0.2	4.8
FASI	1.0	5.8	1.0	6.1	--	--
Total	5.4	4.0	5.2	4.3	0.2	3.8

Insurance and claims
Forward Air	1.8	1.5	1.2	1.1	0.6	50.0
FASI	0.4	2.3	0.3	1.8	0.1	33.3
Total	2.2	1.6	1.5	1.2	0.7	46.7

Fuel expense
Forward Air	1.0	0.9	0.9	0.9	0.1	11.1
FASI	1.4	8.1	1.1	6.7	0.3	27.3
Total	2.4	1.8	2.0	1.6	0.4	20.0

Other operating expenses
Forward Air	7.7	6.5	6.4	6.1	1.3	20.3
FASI	1.6	9.3	1.4	8.5	0.2	14.3
Total	9.3	6.8	7.8	6.4	1.5	19.2

Income (loss) from operations
Forward Air	20.6	17.3	15.7	14.9	4.9	31.2
FASI	(0.3)	(1.7)	(0.2)	(1.2)	(0.1)	50.0
Total	$20.3	15.0%	$15.5	12.8%	$4.8	31.0%

The following table presents the components of the Forward Air segment’s operating revenue and purchased transportation for the three months ended September 30, 2011 and 2010 (in millions):

	Three months ended
	September 30,	Percent of	September 30,	Percent of		Percent
	2011	Revenue	2010	Revenue	Change	Change
Forward Air revenue
Airport-to-airport	$93.1	78.3%	$81.9	77.8%	$11.2	13.7%
Logistics	18.6	15.6	16.9	16.0	1.7	10.1
Other	7.2	6.1	6.5	6.2	0.7	10.8
Total	$118.9	100.0%	$105.3	100.0%	$13.6	12.9%

Forward Air purchased transportation
Airport-to-airport	$36.2	38.9%	$32.9	40.2%	$3.3	10.0%
Logistics	14.1	75.8	12.9	76.3	1.2	9.3
Other	1.8	25.0	1.7	26.2	0.1	5.9
Total	$52.1	43.8%	$47.5	45.1%	$4.6	9.7%

Three Months Ended September 30, 2011 compared to Three Months Ended September 30, 2010

Revenues

Operating revenue increased by $14.2 million, or 11.7%, to $135.7 million for the three months ended September 30, 2011 from $121.5 million in the same period of 2010.

Forward Air

Forward Air operating revenue increased $13.6 million, or 12.9%, to $118.9 million from $105.3 million, accounting for 87.6% of consolidated operating revenue for the three months ended September 30, 2011 compared to 86.7% for the same period in 2010.  Airport-to-airport revenue, which is the largest component of our consolidated operating revenue, increased $11.2 million, or 13.7%, to $93.1 million from $81.9 million, accounting for 78.3% of the segment’s operating revenue during the three months ended September 30, 2011 compared to 77.8% for the same period in September 30, 2010.   Increased tonnage and an increase in our base revenue per pound, excluding net fuel surcharge revenue and Forward Air Complete (“Complete”) revenue, accounted for $5.2 million of the increase in airport-to-airport revenue. Our airport-to-airport business is priced on a per pound basis and the average revenue per pound, excluding the impact of fuel surcharges and Complete, increased 1.8% for the three months ended September 30, 2011 versus the three months ended September 30, 2010. Tonnage that transited our network increased by 5.6% in the three months ended September 30, 2011 compared with the three months ended September 30, 2010.  Average base revenue per pound increased as a result of a general rate increase that we implemented in June 2011.  The remaining increase in airport-to-airport revenue is the result of increased net fuel surcharge revenue and revenue from our Complete pick-up and delivery service.  Net fuel surcharge revenue increased $3.4 million, or 59.3%, during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010 in response to increased fuel prices and overall business volumes.  In addition, Complete revenue increased $2.6 million, or 32.1%, during the three months ended September 30, 2011 compared to the same period of 2010.  The increase in Complete revenue is attributable to the overall increase in airport-to-airport shipping volumes as well as higher customer utilization of our Complete service.

Logistics revenue, which is primarily TLX, increased $1.7 million, or 10.1%, to $18.6 million in the third quarter of 2011 from $16.9 million in the same period of 2010.  TLX revenue, which is priced on a per mile basis, increased $1.7 million as miles driven to support our TLX revenue increased by approximately 10.1% during the three months ended September 30, 2011 compared to the same period in 2010.  Also, TLX average revenue per mile increased 1.3%. The increase in miles and average revenue per mile is mainly attributable to new business wins in the first quarter of 2011 and change in overall business mix.

Other revenue, which includes warehousing services and terminal handling, accounted for the final component of Forward Air operating revenue. Other revenue increased $0.7 million, or 10.8%, to $7.2 million in the third quarter of 2011 from $6.5 million in the same period of 2010.  The increase in revenue was primarily due to increases in other pick-up and delivery services as well as handling and sorting services that primarily increased in conjunction with the increase in our airport-to-airport business.

FASI

FASI operating revenue increased $0.7 million, or 4.2%, to $17.2 million for the three months ended September 30, 2011 from $16.5 million for the same period in 2010.  The increase in revenue was mostly attributable to $0.5 million of revenue from new non-specialty retail customers and a $0.4 million increase in fuel surcharges resulting from the increase in average fuel prices.  These increases in FASI revenue were partially offset by a $0.2 million decline in revenue from previously existing customers.

Intercompany Eliminations

Intercompany eliminations increased $0.1 million, or 33.3%, to $0.4 million in the third quarter of 2011 from $0.3 million in the same period of 2010.   The intercompany eliminations are the result of truckload and airport-to-airport services Forward Air provided to FASI and FASI cartage services provided to Forward Air during the three months ended September 30, 2011.  The increase in intercompany eliminations was the result of increased airport-to-airport and truckload services Forward Air provided to FASI.

Purchased Transportation

Purchased transportation increased by $5.0 million, or 9.8%, to $56.1 million in the third quarter of 2011 from $51.1 million in the same period of 2010.  As a percentage of total operating revenue, purchased transportation was 41.3% during the three months ended September 30, 2011 compared to 42.1% for the same period in 2010.

Forward Air

Forward Air’s purchased transportation increased by $4.6 million, or 9.7%, to $52.1 million for the three months ended September 30, 2011 from $47.5 million for the three months ended September 30, 2010. The increase in purchased transportation is primarily attributable to an 8.5% increase in miles driven and a 1.0% increase in the total cost per mile for the third quarter of 2011 versus the same period in 2010. As a percentage of segment operating revenue, Forward Air purchased transportation was 43.8% during the three months ended September 30, 2011 compared to 45.1% for the same period in 2010.

Purchased transportation costs for our airport-to-airport network increased $3.3 million, or 10.0%, to $36.2 million for the three months ended September 30, 2011 from $32.9 million for the three months ended September 30, 2010.  For the three months ended September 30, 2011, purchased transportation for our airport-to-airport network decreased to 38.9% of airport-to-airport revenue from 40.2% for the same period in 2010.  The $3.3 million increase is mostly attributable to a 7.8% increase in miles driven by our network of owner-operators or third party transportation providers partially offset by a 0.4% decrease in the cost per mile paid to our network of owner-operators or third party transportation providers.  The increase in miles increased purchased transportation by $2.1 million while the decrease in cost per mile reduced purchased transportation by $0.1 million.  Miles driven by our network of owner-operators or third party transportation providers increased in conjunction with the tonnage increase discussed above.  The cost per mile decrease was primarily attributable to decreased use of more costly third party transportation providers as additional capacity was required to accommodate the increased tonnage volumes.  The remaining increase was attributable to a $1.3 million increase in third party transportation costs associated with the increased Complete volumes discussed above.

Purchased transportation costs for our logistics revenue increased $1.2 million, or 9.3%, to $14.1 million for the three months ended September 30, 2011 from $12.9 million for the three months ended September 30, 2010. For the three months ended September 30, 2011, logistics’ purchased transportation costs represented 75.8% of logistics revenue compared to 76.3% for the same period in 2010.  The increase in logistics’ purchased transportation was mostly attributable to a $1.1 million, or 9.7%, increase in TLX purchased transportation.  Miles driven to support our TLX revenue increased 10.1% while our TLX cost per mile decreased approximately 0.4% during the three months ended September 30, 2011 compared to the same period in 2010.   The decrease in cost per mile was mostly attributable to increased utilization of our network of owner-operators as opposed to more costly third party transportation providers. The remaining $0.1 million increase in logistics’ purchased transportation costs was attributable to increases in other non-mileage based costs such as drayage services.

Purchased transportation costs related to our other revenue increased $0.1 million, or 5.9%, to $1.8 million for the three months ended September 30, 2011 from $1.7 million for the three months ended September 30, 2010. Other purchased transportation costs as a percentage of other revenue decreased to 25.0% of other revenue for the three months ended September 30, 2011 from 26.2% for the same period in 2010.   The decrease in other purchased transportation costs is primarily attributable to rate reductions received from pick-up and delivery transportation providers in certain large markets.

FASI

FASI purchased transportation increased $0.5 million, or 12.8%, to $4.4 million for the three months ended September 30, 2011 from $3.9 million for the three months ended September 30, 2010.  FASI purchased transportation as a percentage of revenue was 25.6% for the three months ended September 30, 2011 compared to 23.6% for the three months ended September 30, 2010.  The increase in FASI purchased transportation in total dollars and as a percentage of revenue was attributable to our continued conversion from Company-employed drivers to owner-operators or third-party transportation providers and certain new business having an increased linehaul component which increased the utilization of owner-operators and third-party transportation providers.

Intercompany Eliminations

Intercompany eliminations increased $0.1 million, or 33.3%, to $0.4 million for the three months ended September 30, 2011 from $0.3 million for the three months ended September 30, 2010.  The intercompany eliminations are the result of truckload and airport-to-airport services Forward Air provided to FASI and FASI cartage services provided to Forward Air during the three months ended September 30, 2011.  The increase in intercompany eliminations was the result of increased airport-to-airport and truckload services Forward Air provided to FASI.

Salaries, Wages, and Benefits

Salaries, wages and employee benefits increased by $1.5 million, or 4.7%, to $33.4 million in the third quarter of 2011 from $31.9 million in the same period of 2010.   As a percentage of total operating revenue, salaries, wages and employee benefits was 24.6% during the three months ended September 30, 2011 compared to 26.3% for the same period in 2010.

Forward Air

Salaries, wages and employee benefits of Forward Air increased by $1.7 million, or 6.9%, to $26.4 million in the third quarter of 2011 from $24.7 million in the same period of 2010.  Salaries, wages and employee benefits were 22.2% of Forward Air’s operating revenue in the third quarter of 2011 compared to 23.4% for the same period of 2010.  The increase in salaries, wages and employee benefits in total dollars is largely due to increased variable wages, primarily dock employees, which increased in conjunction with the volume increases discussed previously.  The improvement in salaries, wages and employee benefits as a percentage of revenue is the result of the increase in revenue outpacing the increase in salaries, wages and employee benefits.

FASI

FASI salaries, wages and employee benefits decreased $0.2 million, or 2.8%, to $7.0 million for the three months ended September 30, 2011 compared to $7.2 million for the three months ended September 30, 2010.  As a percentage of FASI operating revenue, salaries, wages and benefits decreased to 40.7% for the three months ended September 30, 2011 compared to 43.6% for the same period in 2010.  The decrease in salaries, wages and benefits in total dollars was driven by reduced administration and health and workers’ compensation insurance costs during the third quarter of 2011 compared to the same period in 2010.  The decrease in salaries, wages and employee benefits as a percentage of revenue is the result of improvement in dock and Company-employed driver wages, health and workers’ compensation insurance losses and the increase in revenue outpacing FASI’s fixed salaries and benefits.  For the third quarter of 2011, we reduced our dock and Company-employed driver wages by 0.6% as a percentage of revenue compared to the same period in 2010.  The improvement in dock and Company-employed driver wages is largely the result of efficiencies gained by installing conveyor systems in our larger facilities and converting from Company drivers to owner-operators.  Workers’ compensation and health insurance losses decreased 1.0% as a percentage of revenue due to reductions in workers’ compensation and health insurance claims during the three months ended September 30, 2011 compared to the same period in 2010.  The remaining improvement in FASI salaries, wages and employee benefits as a percentage of revenue is mainly due to the increase in revenue outpacing the increase in FASI’s fixed salary and benefit costs.

Operating Leases

Operating leases increased by $0.1 million, or 1.5%, to $6.6 million in the third quarter of 2011 from $6.5 million in the same period of 2010.  Operating leases, the largest component of which is facility rent, were 4.9% of consolidated operating revenue for the three months ended September 30, 2011 compared with 5.3% in the same period of 2010.

Forward Air

Operating leases increased $0.2 million, or 4.3%, to $4.9 million in the third quarter of 2011 from $4.7 million in the same period of 2010.  Operating leases were 4.1% of Forward Air operating revenue for the three months ended September 30, 2011 compared with 4.5% in the same period of 2010.  The $0.2 million increase was the result of a higher occurrence of trailer rentals. Trailer rentals increased to provide additional capacity until new trailers were received at the end of the third quarter of 2011.

FASI

FASI operating lease expense decreased $0.1 million, or 5.6%, to $1.7 million for the three months ended September 30, 2011 from $1.8 million for the same period in 2010.  The $0.1 million decrease was attributable to reduced trailer and vehicle rental.  Trailer and vehicle rentals decreased in conjunction with the trailers and vehicles purchased during the last half of 2010 and the first six months of 2011.

Depreciation and Amortization

Depreciation and amortization increased $0.2 million, or 3.8%, to $5.4 million in the third quarter of 2011 from $5.2 million in the same period of 2010.  Depreciation and amortization was 4.0% of consolidated operating revenue for the three months ended September 30, 2011 compared with 4.3% in the same period of 2010.

Forward Air

Depreciation and amortization increased $0.2 million, or 4.8%, to $4.4 million in the third quarter of 2011 from $4.2 million in the same period of 2010.  Depreciation and amortization expense as a percentage of Forward Air operating revenue was 3.7% in the third quarter of 2011 compared to 4.0% in the same period of 2010.   The $0.2 million increase is primarily attributable to new trailers and forklifts purchased during the second and third quarters of 2011.

FASI

FASI depreciation and amortization was $1.0 million for the three months ended September 30, 2011 and 2010.  Depreciation and amortization expense as a percentage of FASI operating revenue was 5.8% in the third quarter of 2011 compared to 6.1% in the same period of 2010.

Insurance and Claims

Insurance and claims expense increased $0.7 million, or 46.7%, to $2.2 million for the three months ended September 30, 2011 from $1.5 million for the three months ended September 30, 2010.  Insurance and claims were 1.6% of consolidated operating revenue for the three months ended September 30, 2011 compared with 1.2% for the same period in 2010.

Forward Air

Forward Air insurance and claims expense increased $0.6 million, or 50.0%, to $1.8 million for the three months ended September 30, 2011 from $1.2 million for the three months ended September 30, 2010.  The $0.6 million increase in insurance and claims is mainly attributable to the reduction of certain reserves during the third quarter of 2010 and increased vehicle damage costs.  During the third quarter of 2010 we were able to reduce reserves associated with prior year premium audits by approximately $0.5 million.  Vehicle physical damage repairs associated with accidents also increased $0.1 million compared to the same period in 2010.

FASI

FASI insurance and claims expense increased $0.1 million, or 33.3%, to $0.4 million for the three months ended September 30, 2011 from $0.3 million for the three months ended September 30, 2010.  The $0.1 million increase in FASI insurance and claims was largely attributable to increased vehicle physical damage repairs associated with accidents.

Fuel Expense

Fuel expense increased $0.4 million, or 20.0%, to $2.4 million in the third quarter of 2011 from $2.0 million in the same period of 2010.  Fuel expense was 1.8% of consolidated operating revenue for the three months ended September 30, 2011 compared with 1.6% for the same period in 2010.

Forward Air

Fuel expense increased $0.1 million, or 11.1%, to $1.0 million in the third quarter of 2011 from $0.9 million in the same period of 2010.  Fuel expense was 0.9% of Forward Air operating revenue in the third quarter of 2011 and 2010. The $0.1 million, or 11.1%, increase was primarily due to an increase in average fuel prices offset by a decrease in miles driven by Company-employed drivers during the three months ended September 30, 2011 as compared to the same period in 2010.

FASI

FASI fuel expense increased $0.3 million, or 27.3%, to $1.4 million for the third quarter of 2011 from $1.1 million for the third quarter of 2010.  Fuel expenses were 8.1% of FASI operating revenue in the third quarter of 2011 compared to 6.7% in the third quarter of 2010.  FASI fuel expense is significantly higher as a percentage of operating revenue than Forward Air’s fuel expense, as FASI utilizes a higher ratio of Company-employed drivers and Company-owned or leased vehicles in its operations than Forward Air.  The increase in FASI fuel expense was attributable to the increase in average fuel prices experienced during the third quarter of 2011 compared to the same period in 2010.

Other Operating Expenses

Other operating expenses increased $1.5 million, or 19.2%, to $9.3 million in the third quarter of 2011 from $7.8 million in the same period of 2010.  Other operating expenses were 6.8% of consolidated operating revenue for the three months ended September 30, 2011 compared with 6.4% in the same period of 2010.

Forward Air

Other operating expenses increased $1.3 million, or 20.3%, to $7.7 million during the three months ended September 30, 2011 from $6.4 million in the same period of 2010.  Other operating expenses were 6.5% of Forward Air operating revenue in the third quarter of 2011 compared to 6.1% in the same period of 2010.  The $1.3 million increase in other operating expenses is attributable to the third quarter of 2010 other operating expenses being reduced by a $0.7 million gain on the termination of a capital lease and increased variable costs, such as vehicle maintenance and dock supplies during the third quarter of 2011.  The gain on the termination of the capital lease reduced other operating expenses as a percentage of revenue, by 0.6%, during the three months ended September 30, 2010.  Forward Air variable costs increased during the three months ended September 30, 2011, in conjunction with the shipping volume increases discussed previously.

FASI

FASI other operating expenses increased $0.2 million, or 14.3%, to $1.6 million for the three months ended September 30, 2011 compared to $1.4 million for the same period in 2010.  FASI other operating expenses for the third quarter of 2011 were 9.3% of the segment’s operating revenue compared to 8.5% for the same period in 2010.  The $0.2 million increase is attributable to increased vehicle maintenance costs and software licensing fees.  Vehicle maintenance fees increased $0.1 million on charges associated with the turn-in of leased equipment.  Most of FASI’s customers require us to submit delivery and performance data to them via a third-party software provider.  These software licensing fees increased $0.1 million during the third quarter of 2011 compared to the same period in 2010 due to an increase in the number of customers requiring FASI to utilize these software services.

Results from Operations

Income from operations increased by $4.8 million, or 31.0%, to $20.3 million for the third quarter of 2011 compared to $15.5 million in the same period of 2010. Income from operations was 15.0% of consolidated operating revenue for the three months ended September 30, 2011 compared with 12.8% in the same period of 2010.

Forward Air

Income from operations increased by $4.9 million, or 31.2%, to $20.6 million for the third quarter of 2011 compared with $15.7 million for the same period in 2010.  Income from operations as a percentage of Forward Air operating revenue was 17.3% for the three months ended September 30, 2011 compared with 14.9% in the same period of 2010.  The increase in income from operations was primarily the result of the increased revenue discussed previously and the resulting positive leverage the additional revenue provides against the fixed costs of the Forward Air network.

FASI

FASI’s loss from operations increased approximately $0.1 million to a $0.3 million loss for the three months ended September 30, 2011 from a $0.2 million loss for the three months ended September 30, 2010.  The increase in FASI’s loss from operations was primarily attributable to increased vehicle maintenance and higher software licensing fees.

Interest Expense

Interest expense was approximately $0.1 million for the three months ended September 30, 2011 compared to $0.2 million for the same period of 2010.  The decrease in interest expense was primarily attributable to maturity of capital lease arrangements and the corresponding decrease in associated interest expense.

Other, Net

Other income for the three months ended September 30, 2011 and 2010 was less than $0.1 million.

Income Taxes

The combined federal and state effective tax rate for the third quarter of 2011 was 36.1% compared to a rate of 42.1% for the same period in 2010.  The decrease in our effective tax rate is primarily attributable to the reenactment of certain tax credits which originally expired in 2009 but were extended through 2011 and made retroactive for 2010.   In addition to adjusting the 2011 rate to reflect the estimated 2011 credit, we received a $0.4 million federal tax refund in the third quarter of 2011 for the 2010 credit which had not been previously accrued.  Further reducing our effective tax rate in the third quarter of 2011 was a $0.1 million reduction of income tax contingency reserves due to the lapsing of statutes on certain state income tax filings.  Also, contributing to the decrease in our effective tax rate is the increase in our net income before income taxes combined with reductions in non-deductible expenses such as share-based compensation for incentive stock options.

Net Income

As a result of the foregoing factors, net income increased by $4.0 million, or 44.9%, to $12.9 million for the third quarter of 2011 compared to $8.9 million for the same period in 2010.

Results of Operations

The following table sets forth our consolidated historical financial data for the nine months ended September 30, 2011 and 2010 (in millions):

	Nine months ended
	September 30,	September 30,		Percent
	2011	2010	Change	Change
Operating revenue	$388.1	$350.6	$37.5	10.7%
Operating expenses:
Purchased transportation	160.6	146.4	14.2	9.7
Salaries, wages, and employee benefits	95.3	95.7	(0.4)	(0.4)
Operating leases	20.1	19.4	0.7	3.6
Depreciation and amortization	15.7	15.2	0.5	3.3
Insurance and claims	6.1	6.0	0.1	1.7
Fuel expense	7.4	6.0	1.4	23.3
Other operating expenses	29.4	26.8	2.6	9.7
Total operating expenses	334.6	315.5	19.1	6.1
Income from operations	53.5	35.1	18.4	52.4
Other expense:
Interest expense	(0.5)	(0.6)	0.1	(16.7)
Other, net	0.1	--	0.1	100.0
Total other expense	(0.4)	(0.6)	0.2	(33.3)
Income before income taxes	53.1	34.5	18.6	53.9
Income taxes	20.3	14.3	6.0	42.0
Net income	$32.8	$20.2	$12.6	62.4%

The following table sets forth our historical financial data by segment for the nine months ended September 30, 2011 and 2010 (in millions):

	Nine months ended
	September 30,	Percent of	September 30,	Percent of		Percent
	2011	Revenue	2010	Revenue	Change	Change
Operating revenue
Forward Air	$340.6	87.7%	$301.8	86.1%	$38.8	12.9%
FASI	48.4	12.5	49.8	14.2	(1.4)	(2.8)
Intercompany Eliminations	(0.9)	(0.2)	(1.0)	(0.3)	0.1	(10.0)
Total	388.1	100.0	350.6	100.0	37.5	10.7

Purchased transportation
Forward Air	149.8	44.0	135.9	45.0	13.9	10.2
FASI	11.6	24.0	11.4	22.9	0.2	1.8
Intercompany Eliminations	(0.8)	88.9	(0.9)	90.0	0.1	(11.1)
Total	160.6	41.4	146.4	41.8	14.2	9.7

Salaries, wages and employee benefits
Forward Air	75.0	22.0	73.4	24.3	1.6	2.2
FASI	20.3	41.9	22.3	44.8	(2.0)	(9.0)
Total	95.3	24.5	95.7	27.3	(0.4)	(0.4)

Operating leases
Forward Air	14.7	4.3	13.6	4.5	1.1	8.1
FASI	5.4	11.1	5.8	11.7	(0.4)	(6.9)
Total	20.1	5.2	19.4	5.5	0.7	3.6

Depreciation and amortization
Forward Air	12.6	3.7	12.3	4.1	0.3	2.4
FASI	3.1	6.4	2.9	5.8	0.2	6.9
Total	15.7	4.0	15.2	4.3	0.5	3.3

Insurance and claims
Forward Air	4.8	1.4	4.7	1.6	0.1	2.1
FASI	1.3	2.7	1.3	2.6	--	--
Total	6.1	1.6	6.0	1.7	0.1	1.7

Fuel expense
Forward Air	3.4	1.0	2.7	0.9	0.7	25.9
FASI	4.0	8.3	3.3	6.6	0.7	21.2
Total	7.4	1.9	6.0	1.7	1.4	23.3

Other operating expenses
Forward Air	25.0	7.4	22.1	7.3	2.9	13.1
FASI	4.5	9.3	4.8	9.6	(0.3)	(6.3)
Intercompany Eliminations	(0.1)	11.1	(0.1)	10.0	--	--
Total	29.4	7.6	26.8	7.7	2.6	9.7

Income (loss) from operations
Forward Air	55.3	16.2	37.1	12.3	18.2	49.1
FASI	(1.8)	(3.7)	(2.0)	(4.0)	0.2	(10.0)
Total	$53.5	13.8%	$35.1	10.0%	$18.4	52.4%

The following table presents the components of the Forward Air segment’s operating revenue and purchased transportation for the nine months ended September 30, 2011 and 2010 (in millions):

	Nine months ended
	September 30,	Percent of	September 30,	Percent of		Percent
	2011	Revenue	2010	Revenue	Change	Change
Forward Air revenue
Airport-to-airport	$266.9	78.4%	$234.8	77.8%	$32.1	13.7%
Logistics	53.2	15.6	48.3	16.0	4.9	10.1
Other	20.5	6.0	18.7	6.2	1.8	9.6
Total	$340.6	100.0%	$301.8	100.0%	$38.8	12.9%

Forward Air purchased transportation
Airport-to-airport	$104.6	39.2%	$94.3	40.2%	$10.3	10.9%
Logistics	40.2	75.6	36.8	76.2	3.4	9.2
Other	5.0	24.4	4.8	25.7	0.2	4.2
Total	$149.8	44.0%	$135.9	45.0%	$13.9	10.2%

Nine Months Ended September 30, 2011 compared to Nine Months Ended September 30, 2010

Revenues

Operating revenue increased by $37.5 million, or 10.7%, to $388.1 million for the nine months ended September 30, 2011 from $350.6 million in the same period of 2010.

Forward Air

Forward Air operating revenue increased $38.8 million, or 12.9%, to $340.6 million from $301.8 million, accounting for 87.7% of consolidated operating revenue for the nine months ended September 30, 2011 compared to 86.1% for the same period in 2010.  Airport-to-airport revenue, which is the largest component of our consolidated operating revenue, increased $32.1 million, or 13.7%, to $266.9 million from $234.8 million, accounting for 78.4% of the segment’s operating revenue during the nine months ended September 30, 2011 compared to 77.8% for the same period in September 30, 2010.   Increased tonnage and an increase in our base revenue per pound, excluding net fuel surcharge revenue and Forward Air Complete (“Complete”) revenue, accounted for $16.2 million of the increase in airport-to-airport revenue. Our airport-to-airport business is priced on a per pound basis and the average revenue per pound, excluding the impact of fuel surcharges and Complete, increased 3.1% for the nine months ended September 30, 2011 versus the nine months ended September 30, 2010. Tonnage that transited our network increased by 4.9% in the nine months ended September 30, 2011 compared with the nine months ended September 30, 2010.  Average base revenue per pound increased as a result of general rate increases we implemented in June 2011 and May 2010.  The remaining increase in airport-to-airport revenue is the result of increased net fuel surcharge revenue and revenue from our Complete pick-up and delivery service.  Net fuel surcharge revenue increased $9.2 million, or 63.9%, during the nine months ended September 30, 2011 as compared to the nine months ended September 30, 2010 in response to increased fuel prices and overall business volumes.  In addition, Complete revenue increased $6.7 million, or 30.4%, million during the nine months ended September 30, 2011 compared to the same period of 2010.  The increase in Complete revenue is attributable to the overall increase in airport-to-airport shipping volumes as well as higher customer utilization of our Complete service.

Logistics revenue, which is primarily TLX, increased $4.9 million, or 10.1%, to $53.2 million in the nine months ended September 30, 2011 from $48.3 million in the same period of 2010.  TLX revenue, which is priced on a per mile basis, increased $4.7 million as miles driven to support our TLX revenue increased by approximately 9.9% during the nine months ended September 30, 2011 compared to the same period in 2010.  Also, TLX average revenue per mile increased 0.9%. The increase in miles and average revenue per mile is mainly attributable to new business wins in the first quarter of 2011.  The remaining increase in logistics revenue was primarily driven by a $0.2 million increase in other non-mileage based logistic revenues, such as drayage services, which increased in conjunction with the overall increase in TLX business volumes.

Other revenue, which includes warehousing services and terminal handling, accounted for the final component of Forward Air operating revenue. Other revenue increased $1.8 million, or 9.6%, to $20.5 million in the nine months ended September 30, 2011 from $18.7 million in the same period of 2010.  The increase in revenue was primarily due to increases in other pick-up and delivery services as well as handling and sorting services that primarily increased in conjunction with the increase in our airport-to-airport business.

FASI

FASI operating revenue decreased $1.4 million, or 2.8%, to $48.4 million for the nine months ended September 30, 2011 from $49.8 million for the same period in 2010.  The decrease in revenue is primarily attributable to a FASI customer termination, which accounted for approximately $5.4 million in revenue during the nine months ended September 30, 2010.  The lost revenue was low yielding and the impact on operating results from curtailing these services was minimal.  This revenue loss was largely offset by new business wins and increased fuel surcharge revenue.

Intercompany Eliminations

Intercompany eliminations decreased $0.1 million, or 10.0%, to $0.9 million in the nine months ended September 30, 2011 from $1.0 million in the same period of 2010.   The intercompany eliminations are the result of truckload and airport-to-airport services Forward Air provided to FASI and FASI cartage services provided to Forward Air during the nine months ended September 30, 2011.  The decrease in intercompany eliminations was the result of reduced airport-to-airport and truckload services Forward Air provided to FASI.

Purchased Transportation

Purchased transportation increased by $14.2 million, or 9.7%, to $160.6 million in the nine months ended September 30, 2011 from $146.4 million in the same period of 2010.  As a percentage of total operating revenue, purchased transportation was 41.4% during the nine months ended September 30, 2011 compared to 41.8% for the same period in 2010.

Forward Air

Forward Air’s purchased transportation increased by $13.9 million, or 10.2%, to $149.8 million for the nine months ended September 30, 2011 from $135.9 million for the nine months ended September 30, 2010. The increase in purchased transportation is primarily attributable to a 7.3% increase in miles driven and a 2.7% increase in the total cost per mile for the nine months ended September 30, 2011 versus the same period in 2010. As a percentage of segment operating revenue, Forward Air purchased transportation was 44.0% during the nine months ended September 30, 2011 compared to 45.0% for the same period in 2010.

Purchased transportation costs for our airport-to-airport network increased $10.3 million, or 10.9%, to $104.6 million for the nine months ended September 30, 2011 from $94.3 million for the nine months ended September 30, 2010.  For the nine months ended September 30, 2011, purchased transportation for our airport-to-airport network decreased to 39.2% of airport-to-airport revenue from 40.2% for the same period in 2010.  The $10.3 million increase is mostly attributable to a 6.3% increase in miles driven by our network of owner-operators or third party transportation providers and a 1.6% increase in the cost per mile paid to our network of owner-operators or third party transportation providers.  The increase in miles increased purchased transportation by $5.0 million while the increase in cost per mile increased purchased transportation by $1.3 million.  Miles driven by our network of owner-operators or third party transportation providers increased in conjunction with the tonnage increase discussed above.  The cost per mile increase was attributable to increased use of more costly third party transportation providers as additional capacity was required to accommodate the increased tonnage volumes.  The remaining increase was attributable to a $4.0 million increase in third party transportation costs associated with the increased Complete volumes discussed above.

Purchased transportation costs for our logistics revenue increased $3.4 million, or 9.2%, to $40.2 million for the nine months ended September 30, 2011 from $36.8 million for the nine months ended September 30, 2010. For the nine months ended September 30, 2011, logistics’ purchased transportation costs represented 75.6% of logistics revenue compared to 76.2% for the same period in 2010.  The increase in logistics’ purchased transportation was mainly attributable to a $3.2 million, or 9.4% increase in TLX purchased transportation.  Miles driven to support our TLX revenue increased 9.9% while our TLX cost per mile decreased approximately 0.5% during the nine months ended September 30, 2011 compared to the same period in 2010.   The decrease in cost per mile was mostly attributable to increased utilization of our network of owner-operators as opposed to more costly third party transportation providers. The remaining $0.2 million increase in logistics’ purchased transportation costs was attributable to increases in other non-mileage based costs such as drayage services.

Purchased transportation costs related to our other revenue increased $0.2 million, or 4.2%, to $5.0 million for the nine months ended September 30, 2011 compared to $4.8 million for the same period in 2010. Other purchased transportation costs as a percentage of other revenue decreased to 24.4% of other revenue for the nine months ended September 30, 2011 from 25.7% for the same period in 2010.   The decrease in other purchased transportation costs as a percentage of other revenue is attributable to the reduced use of more costly third party transportation providers, as opposed to Company-employed drivers or our network of owner-operators, to provide the transportation services associated with our other revenues, such as freight and container transfers and other miscellaneous pick-up and delivery services.  In addition, the decrease in other purchased transportation costs is also attributable to rate reductions received from pick-up and delivery transportation providers in certain large markets.

FASI

FASI purchased transportation increased $0.2 million, or 1.8%, to $11.6 million for the nine months ended September 30, 2011 from $11.4 million for the nine months ended September 30, 2010.  FASI purchased transportation as a percentage of revenue was 24.0% for the nine months ended September 30, 2011 compared to 22.9% for the nine months ended September 30, 2010.  The increase in FASI purchased transportation in total dollars and as a percentage of revenue was attributable to our continued efforts to convert from Company-employee drivers to owner-operators and certain new business having an increased linehaul component which increased the utilization of owner-operators and third-party transportation providers.

Intercompany Eliminations

Intercompany eliminations decreased $0.1 million, or 11.1%, to $0.8 million for the nine months ended September 30, 2011 from $0.9 million for the same period in September 30, 2010.  The intercompany eliminations are the result of truckload and airport-to-airport services Forward Air provided to FASI and FASI cartage services provided to Forward Air during the nine months ended September 30, 2011.  The decrease in intercompany eliminations was the result of reduced airport-to-airport and truckload services Forward Air provided to FASI.

Salaries, Wages, and Benefits

Salaries, wages and employee benefits decreased by $0.4 million, or 0.4%, to $95.3 million for the nine months ended September 30, 2011 from $95.7 million in the same period of 2010.   As a percentage of total operating revenue, salaries, wages and employee benefits was 24.5% during the nine months ended September 30, 2011 compared to 27.3% for the same period in 2010.

Forward Air

Salaries, wages and employee benefits of Forward Air increased by $1.6 million, or 2.2%, to $75.0 million for the nine months ended September 30, 2011 from $73.4 million in the same period of 2010.  Salaries, wages and employee benefits were 22.0% of Forward Air’s operating revenue in the nine months ended September 30, 2011 compared to 24.3% for the same period of 2010.  The reduction in salaries, wages, and benefits as a percentage of revenue is primarily attributable to a $2.1 million, or 0.7% as a percentage of revenue, decrease in workers’ compensation losses.  The decrease in workers’ compensation losses resulted from a current year reduction of workers’ compensation loss development reserves as a result of a current year actuary analysis as well as reduced current year claims.  The actuary analysis of workers’ compensation claims in 2010 required an increase to the workers’ compensation loss development reserves.  The remaining improvement in salaries, wages and employee benefits as a percentage of revenue is the result of the increase in revenue outpacing the increase in salaries, wages and employee benefits. The increase in salaries, wages and employee benefits in total dollars is largely due to increased variable wages, primarily dock and terminal employees, which increased in conjunction with the volume increases discussed previously.

FASI

FASI salaries, wages and employee benefits decreased $2.0 million, or 9.0%, to $20.3 million for the nine months ended September 30, 2011 compared to $22.3 million for the nine months ended September 30, 2010.  As a percentage of FASI operating revenue, salaries, wages and benefits decreased to 41.9% for the nine months ended September 30, 2011 compared to 44.8% for the same period in 2010.  The decrease in salaries, wages and benefits in total dollars was in conjunction with the decreased revenue volumes discussed above and decreased workers’ compensation and health insurance costs.  The decrease in salaries, wages and employee benefits as a percentage of revenue is the result of reduced dock wages, Company-employed driver pay and health insurance and workers’ compensation losses.  For the nine months ended September 30, 2011, we reduced our dock pay by 0.8% as a percentage of revenue compared to the same period in 2010.  The improvement in dock wages is largely the result of efficiencies gained by installing conveyor systems in our larger facilities and replacing contract labor with Company-employed dock personnel.  We also reduced driver pay by 0.4% as a percentage of revenue as wherever feasible we continued our efforts to shift away from Company-employed drivers to a more variable cost structure via a network of owner-operators.  Workers’ compensation and health insurance losses decreased 1.2% as a percentage of revenue due to reductions in workers’ compensation loss development reserves attributable to a current year actuary analysis as well as reduced health claims during the nine months ended September 30, 2011 compared to the same period in 2010.  The remaining improvement in salaries, wages and employee benefits as a percentage of revenue is the result of reduced administrative salaries and benefits as a result of our on-going efforts to control FASI costs.

Operating Leases

Operating leases increased by $0.7 million, or 3.6%, to $20.1 million in the nine months ended September 30, 2011 from $19.4 million in the same period of 2010.  Operating leases, the largest component of which is facility rent, were 5.2% of consolidated operating revenue for the nine months ended September 30, 2011 compared with 5.5% in the same period of 2010.

Forward Air

Operating leases increased $1.1 million, or 8.1%, to $14.7 million in the nine months ended September 30, 2011 from $13.6 million in the same period of 2010.  Operating leases were 4.3% of Forward Air operating revenue for the nine months ended September 30, 2011 compared with 4.5% in the same period of 2010.  The $1.1 million increase was the result of a $0.6 million increase in facility rent and $0.5 million increase in trailer rentals. Facility rent increased as certain existing terminals were relocated to larger facilities during the third quarter of 2010.  Trailer rentals increased to provide additional capacity until new trailers were received during the third quarter of 2011.

FASI

FASI operating lease expense decreased $0.4 million, or 6.9%, to $5.4 million for the nine months ended September 30, 2011 from $5.8 million for the same period in 2010.  The $0.4 million decrease was attributable to lower facility rent and reduced costs for leased and rented equipment.  Office rent decreased $0.2 million due to the consolidation of over-lapping facilities with Forward Air.  Leased and rented equipment costs declined $0.2 million as leased and rented equipment was replaced with either owner-operator units or Company-owned units.

Depreciation and Amortization

Depreciation and amortization increased $0.5 million, or 3.3%, to $15.7 million for the nine months ended September 30, 2011 from $15.2 million in the same period of 2010.  Depreciation and amortization expense as a percentage of Forward Air operating revenue was 4.0% in the nine months ended September 30, 2011 compared to 4.3% in the same period of 2010.

Forward Air

Depreciation and amortization increased $0.3 million, or 2.4%, to $12.6 million for the nine months ended September 30, 2011 from $12.3 million in the same period of 2010.  Depreciation and amortization was 3.7% of consolidated operating revenue for the nine months ended September 30, 2011 compared with 4.1% in the same period of 2010. The increase in depreciation is attributable to a $0.6 million increase in depreciation on forklifts offset by a $0.2 million decrease in trailer and tractor depreciation and a $0.1 million decrease in building amortization.  The increase in forklift depreciation is attributable to new forklifts  purchased during the first six months of 2011.  The decrease in trailer and tractor depreciation was attributable to older equipment becoming fully depreciated partially offset by new trailers purchased in late third quarter of 2011.  The decline in building amortization is due to the termination of a facility capital lease during the third quarter of 2010.

FASI

FASI depreciation and amortization increased $0.2 million, or 6.9%, to $3.1 million for the nine months ended September 30, 2011 from $2.9 million for the same period in 2010.  Depreciation and amortization expense as a percentage of FASI operating revenue was 6.4% in the nine months ended September 30, 2011 compared to 5.8% in the same period of 2010.   The $0.2 million increase is primarily attributable to new tractors and vehicles purchased during the second half of 2010 and the second quarter of 2011.

Insurance and Claims

Insurance and claims expense increased $0.1 million, or 1.7%, to $6.1 million for the nine months ended September 30, 2011 from $6.0 million for the nine months ended September 30, 2010.  Insurance and claims were 1.6% of consolidated operating revenue for the nine months ended September 30, 2011 compared with 1.7% for the same period in 2010.

Forward Air

Forward Air insurance and claims expense increased $0.1 million, or 2.1%, to $4.8 million for the nine months ended September 30, 2011 from $4.7 million for the nine months ended September 30, 2010.  The $0.1 million increase in insurance and claims is mainly attributable to a $0.3 million increase in accident related vehicle repairs partially offset by a $0.2 million decrease in professional fees associated with litigating and investigating accidents.  The reduction of insurance and premiums resulting from renegotiated insurance plans during the nine months ended September 30, 2011 was mostly offset by the reduction of prior year premium audit reserves included in the nine months ended September 30, 2010.

FASI

FASI insurance and claims expense was $1.3 million for the nine months ended September 30, 2011 and 2010.  FASI insurance and claims were 2.7% of operating revenue for the nine months ended September 30, 2011 compared with 2.6% for the same period in 2010.  Increase as a percentage of revenue was the result of the decline in revenue discussed previously.

Fuel Expense

Fuel expense increased $1.4 million, or 23.3%, to $7.4 million for the nine months ended September 30, 2011 from $6.0 million in the same period of 2010.  Fuel expense was 1.9% of consolidated operating revenue for the nine months ended September 30, 2011 compared to 1.7% for the same period in 2010.

Forward Air

Fuel expense increased $0.7 million, or 25.9%, to $3.4 million for the nine months ended September 30, 2011 from $2.7 million in the same period of 2010.  Fuel expense was 1.0% of Forward Air operating revenue for the nine months ended September 30, 2011 compared to 0.9% for the same period in 2010. The increase was primarily due to an increase in average fuel prices during the nine months ended September 30, 2011 as compared to the same period in 2010.

FASI

FASI fuel expense increased $0.7 million, or 21.2%, to $4.0 million for the nine months ended September 30, 2011 from $3.3 million for the nine months ended September 30, 2010.  Fuel expenses were 8.3% of FASI operating revenue in the nine months ended September 30, 2011 compared to 6.6% in the same period of 2010.  FASI fuel expense is significantly higher as a percentage of operating revenue than Forward Air’s fuel expense, as FASI utilizes a higher ratio of Company-employed drivers and Company-owned or leased vehicles in its operations than Forward Air.  The increase in FASI fuel expense was attributable to the increase in average fuel prices experienced during the nine months ended September 30, 2011 compared to the same period in 2010, partially offset by reductions in Company-employed miles driven during the nine months ended September 30, 2011 as compared to the same period in 2010.

Other Operating Expenses

Other operating expenses increased $2.6 million, or 9.7%, to $29.4 million in the nine months ended September 30, 2011 from $26.8 million in the same period of 2010.  Other operating expenses were 7.6% of consolidated operating revenue for the nine months ended September 30, 2011 compared with 7.7% in the same period of 2010.

Forward Air

Other operating expenses increased $2.9 million, or 13.1%, to $25.0 million during the nine months ended September 30, 2011 from $22.1 million in the same period of 2010.  Other operating expenses were 7.4% of Forward Air operating revenue in the nine months ended September 30, 2011 compared to 7.3% in the same period of 2010.  The increase in other operating expenses is attributable to increased variable costs, such as vehicle maintenance and dock supplies, during the nine months ended September 30, 2011, and the other operating expenses for the nine months ended September 30, 2010 being reduced by a $0.7 million gain on the termination of a capital lease.  The gain on the termination of the capital lease reduced other operating expenses, as a percentage of revenue, by 0.3% during the nine months ended September 30, 2010.  Forward Air variable costs increased during the nine months ended September 30, 2011, in conjunction with the shipping volume increases discussed previously.

FASI

FASI other operating expenses decreased $0.3 million, or 6.3%, to $4.5 million for the nine months ended September 30, 2011 compared to $4.8 million for the same period in 2010.  FASI other operating expenses for the nine months ended September 30, 2011 were 9.3% of the segment’s operating revenue compared to 9.6% for the same period in 2010.  The $0.3 million decrease is attributable to reductions in variable costs in conjunction with the decline in revenue discussed previously and other cost control efforts.

Intercompany Eliminations

Intercompany eliminations were $0.1 million for the nine months ended September 30, 2011 and 2010.  These intercompany eliminations were for agent station services FASI provided to Forward Air.

Results from Operations

Income from operations increased by $18.4 million, or 52.4%, to $53.5 million for the nine months ended September 30, 2011 compared to $35.1 million in the same period of 2010. Income from operations was 13.8% of consolidated operating revenue for the nine months ended September 30, 2011 compared with 10.0% in the same period of 2010.

Forward Air

Income from operations increased by $18.2 million, or 49.1%, to $55.3 million for the nine months ended September 30, 2011 compared with $37.1 million for the same period in 2010.  Income from operations as a percentage of Forward Air operating revenue was 16.2% for the nine months ended September 30, 2011 compared with 12.3% in the same period of 2010.  The increase in income from operations was primarily the result of the increased revenue discussed previously and the resulting positive leverage the additional revenue provides against the fixed costs of the Forward Air network. Also contributing to the improvement in results was the favorable workers’ compensation reserve adjustment discussed previously.

FASI

FASI’s loss from operations improved $0.2 million, or 10.0%, to a $1.8 million loss for the nine months ended September 30, 2011 from a $2.0 million loss for the nine months ended September 30, 2010.  The decrease in FASI’s loss from operations was primarily driven by lower health and workers’ compensation losses, the discontinuance of low yield business and continuing efforts to improve operating efficiencies and control variable and discretionary costs.

Interest Expense

Interest expense decreased $0.1 million, or 16.7%, to $0.5 million for the nine months ended September 30, 2011 compared to $0.6 million for the same period in 2010.  Decrease in interest expense was primarily attributable to maturity of capital lease arrangements and the corresponding decrease in associated interest expense.

Other, Net

Other income was $0.1 million for the nine months ended September 30, 2011 compared to less than $0.1 million for the same period in 2010.

Income Taxes

The combined federal and state effective tax rate for the nine months ended September 30, 2011 was 38.3% compared to a rate of 41.5% for the same period in 2010.  The decrease in our effective tax rate is primarily attributable to the reenactment of certain tax credits which originally expired in 2009 but were extended through 2011 and made retroactive for 2010.   In addition to adjusting the 2011 rate to reflect the estimated 2011 credit, we received a $0.4 million federal tax refund in the third quarter of 2011 for the 2010 credit which had not been previously accrued.  Further reducing our effective tax rate was a $0.1 million reduction of income tax contingency reserves due to the lapsing of statutes on certain state income tax filings.   Also, contributing to the decrease in our effective tax rate is the increase in our net income before income taxes combined with reductions in non-deductible expenses such as share-based compensation for incentive stock options.

Net Income

As a result of the foregoing factors, net income increased by $12.6 million, or 62.4%, to $32.8 million for the nine months ended September 30, 2011 compared to $20.2 million for the same period in 2010.

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

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital expenditures, with cash flows from operations and borrowings under our bank lines of credit. Net cash provided by operating activities totaled approximately $54.8 million for the nine months ended September 30, 2011 compared to approximately $37.9 million for the nine months ended September 30, 2010. The $16.9 million increase in cash provided by operating activities is mainly attributable to a $20.5 million increase in net earnings after consideration of non-cash items partially offset by a $3.6 million increase in cash used for prepaid assets and accounts payable.

Net cash used in investing activities was approximately $19.0 million for the nine months ended September 30, 2011 compared with approximately $10.5 million used in investing activities during the nine months ended September 30, 2010. Investing activities during the nine months ended September 30, 2011 consisted primarily of capital expenditures for new trailers, tractors, vehicles and forklifts to replace aging units.  The $1.0 million of proceeds from disposal of property and equipment is primarily from sales of older vehicles replaced by recent purchases.

Net cash used in financing activities totaled approximately $22.9 million for the nine months ended September 30, 2011 compared with approximately $6.2 million during the nine months ended September 30, 2010.  The increase in cash used in financing activities is attributable to $24.3 million used for the repurchase of our common stock during the three months ended September 30, 2011 partially offset by a $7.2 million increase in cash received from the exercise of stock options.  Remaining financing activities for the nine months ended September 30, 2011 and 2010 included our quarterly dividend payment and scheduled capital lease payments.

We currently have access to a $100.0 million senior credit facility.  The facility expires in October 2012 and includes an accordion feature, which if approved by our lender, allows for an additional $50.0 million in borrowings.  However, at this time we believe that to access the accordion feature our lender would require that the interest rates for the senior credit facility be reset to match current market rates.  Interest rates for advances under the senior credit facility are at LIBOR plus 0.6% to 0.9% based upon covenants related to total indebtedness to earnings.  At September 30, 2011, we had $39.2 million of available borrowing capacity under the senior credit facility, not including the accordion feature, and had utilized $10.8 million of availability for outstanding letters of credit.  We are currently in the process of negotiating a new credit facility and expect to have a new facility in place by December 31, 2011.

In July 2007, our Board of Directors approved a stock repurchase program (“Repurchase Plan”) for up to two million shares of our common stock.   During the three and nine months ended September 30, 2011, we repurchased 904,729 shares of common stock under the Repurchase Plan for $24.3 million, or $26.85 per share.  As of September 30, 2011, 884,098 shares remain that may be repurchased under the Repurchase Plan.  In addition, during October 2011, we repurchased 69,039 shares of common stock under the Repurchase Plan for $1.8 million, or $26.17 per share.  As of the date of this filing, 815,059 shares remain that may be repurchased under the Repurchase Plan.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no unregistered purchases of shares of our common stock during the nine months ended September 30, 2011.

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

Forward Air Corporation
Date: October 28, 2011	By:	/s/ Rodney L. Bell
Rodney L. Bell Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer)

By:	/s/ Michael P. McLean
Michael P. McLean Chief Accounting Officer, Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

No.	Exhibit
3.1	Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999)
3.2	Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3-1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 6, 2009)
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