Form 10-K
period 2011-12-31
FORWARD AIR CORP
filed 2012-02-24
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011
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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑ No ☐

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2011 was approximately $981,986,700 based upon the $33.79 closing price of the stock as reported on The NASDAQ Stock Market LLC on that date. For purposes of this computation, all directors and executive officers of the registrant are assumed to be affiliates. This assumption is not a conclusive determination for purposes other than this calculation.

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share as of February 20, 2012 was 28,686,932.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the 2012 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

Introductory Note
This Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (this “Form 10-K”) contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. Some forward-looking statements may be identified by use of such terms as “believes,” “anticipates,” “intends,” “plans,” “estimates,” “projects” or “expects.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The following is a list of factors, among others, that could cause actual results to differ materially from those contemplated by the forward-looking statements: economic factors such as recessions, inflation, higher interest rates and downturns in customer business cycles, our inability to maintain our historical growth rate because of a decreased volume of freight or decreased average revenue per pound of freight moving through our network, increasing competition and pricing pressure, surplus inventories, loss of a major customer, the creditworthiness of our customers and their ability to pay for services rendered, our ability to secure terminal facilities in desirable locations at reasonable rates, the inability of our information systems to handle an increased volume of freight moving through our network, changes in fuel prices, claims for property damage, personal injuries or workers’ compensation, employment matters including rising health care costs, enforcement of and changes in governmental regulations, environmental and tax matters, the handling of hazardous materials, the availability and compensation of qualified independent owner-operators and freight handlers needed to serve our transportation needs and our inability to successfully integrate acquisitions. As a result of the foregoing, no assurance can be given as to future financial condition, cash flows or results of operations. Except as required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I

Item 1.         Business

We were formed as a corporation under the laws of the State of Tennessee on October 23, 1981. Our operations can be broadly classified into two principal segments:  Forward Air, Inc. (“Forward Air”) and Forward Air Solutions, Inc. (“FASI”).

Through our Forward Air segment, we are a leading provider of time-definite surface transportation and related logistics services to the North American expedited ground freight market. We offer our customers local pick-up and delivery (Forward Air Complete™) and scheduled surface transportation of cargo as a cost-effective, reliable alternative to air transportation. We transport cargo that must be delivered at a specific time but is less time-sensitive than traditional air freight. This type of cargo is frequently referred to in the transportation industry as deferred air freight. We operate our Forward Air segment through a network of terminals located on or near airports in 85 cities in the United States and Canada, including a central sorting facility in Columbus, Ohio and 12 regional hubs serving key markets.  We also offer our customers an array of logistics and other services including: expedited full truckload (“TLX”); dedicated fleets; warehousing; customs brokerage; and shipment consolidation, deconsolidation and handling.

Through our Forward Air segment, we market our airport-to-airport services primarily to freight forwarders, integrated air cargo carriers, and passenger and cargo airlines. To serve this market, we offer customers a high level of service with a focus on on-time, damage-free deliveries. We serve our customers by locating our terminals on or near airports and maintaining regularly scheduled transportation service between major cities. We either receive shipments at our terminals or if instructed to do so pick up shipments directly from our customers. We then transport the freight by truck (i) directly to the destination terminal; (ii) to our Columbus, Ohio central sorting facility; or (iii) to one of our 12 regional hubs, where they are unloaded, sorted and reloaded. After reloading the shipments, we deliver them to the terminals nearest their destinations and then, if requested by the customer, on to a final designated site. We ship freight directly between terminals when justified by the tonnage volume.

During 2011, approximately 23.9% of the freight we handled was for overnight delivery, approximately 61.3% was for delivery within two to three days and the balance was for delivery in four or more days. We generally do not market our airport-to-airport services directly to shippers (where such services might compete with our freight forwarder customers). Also, because we do not place significant size or weight restrictions on airport-to-airport shipments, we generally do not compete directly with integrated air cargo carriers such as United Parcel Service and Federal Express in the overnight delivery of small parcels. In 2011, Forward Air’s five largest customers accounted for approximately 25.1% of Forward Air’s operating revenue and no single customer accounted for more than 10.0% of Forward Air’s operating revenue.

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

Through our FASI segment, which we formed in July 2007, we provide pool distribution services throughout the Mid-Atlantic, Southeast, Midwest and Southwest continental United States.  Pool distribution involves managing high-frequency, last mile handling and distribution of time-sensitive product to numerous destinations in specific geographic regions.  Our primary customers for pool distribution are regional and nationwide distributors and specialty retailers, such as mall, strip mall and outlet-based retail chains. We service these customers through a network of terminals and service centers located in 19 cities.  FASI’s four largest customers accounted for approximately 77.9% of FASI’s 2011 operating revenue, but revenues from these four customers did not exceed 10.0% of our consolidated revenue.  No other customers accounted for more than 10.0% of FASI’s operating revenue.

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

Although expedited or time-definite freight is often transported by aircraft, freight forwarders and shippers often elect to arrange for its transportation by truck, especially for shipments requiring delivery within two to three days. Generally, the cost of shipping freight, especially heavy freight, by truck is substantially less than shipping by aircraft. We believe there are several trends that are increasing demand for lower-cost truck transportation of expedited freight. These trends include:

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

Competitive Advantages

We believe that the following competitive advantages are critical to our success in both our Forward Air and FASI segments:

•
Focus on Specific Freight Markets. Our Forward Air segment focuses on providing time-definite surface transportation and related logistics services to the North American expedited ground freight market.  Our FASI segment focuses on providing high-quality pool distribution services to retailers and nationwide distributors of retail products.  This focused approach enables us to provide a higher level of service in a more cost-effective manner than our competitors.

•
Expansive Network of Terminals and Sorting Facilities. We have developed a network of Forward Air terminals and sorting facilities throughout the United States and Canada located on or near airports. We believe it would be difficult for a competitor to duplicate our Forward Air network with the expertise and strategic facility locations we have acquired without expending significant capital and management resources. Our expansive Forward Air network enables us to provide regularly scheduled service between most markets with low levels of freight damage or loss, all at rates which in general are significantly below air freight rates.

We have established a FASI network of terminals and service centers throughout the Mid-Atlantic, Southeast, Midwest and Southwest continental United States.  The pool distribution market is very fragmented and our competition primarily consists of regional and local providers.  We believe that through our network of FASI terminals and service locations we can offer our pool distribution customers comprehensive, high-quality, consistent service across the majority of the continental United States.

•
Concentrated Marketing Strategy. Forward Air provides our expedited ground freight services mainly to freight forwarders, integrated air cargo carriers, and passenger and cargo airlines rather than directly serving shippers. Forward Air does not place significant size or weight restrictions on shipments and, therefore, it does not compete with delivery services such as United Parcel Service and Federal Express in the overnight small parcel market. We believe that Forward Air customers prefer to purchase their transportation services from us because, among other reasons, we generally do not market Forward Air’s services to their shipper customers and, therefore, do not compete directly with them for customers.

FASI provides pool distribution services primarily to regional and nationwide distributors and specialty retailers, such as mall, strip mall and outlet-based retail chains.

•
Superior Service Offerings. Forward Air’s published expedited ground freight schedule for transit times with specific cut-off and arrival times generally provides Forward Air customers with the predictability they need. In addition, our network of Forward Air terminals allows us to offer our customers later cut-off times, a higher percentage of direct shipments (which reduces damage and shortens transit times) and earlier delivery times than most of our competitors. Our network of FASI terminals allows us the opportunity to provide precision deliveries to a wider range of locations than most pool distribution providers with increased on-time performance. The recession of 2008 and 2009 resulted in reduced inventory levels and increased shippers' need for reliable, expedited delivery. We believe the trend of minimal inventories and increased expedited shipping will continue, and that our network of terminals and expedited capabilities put us in an excellent position to benefit from these trends.

•
Flexible Business Model. Rather than owning and operating our own fleet of trucks, Forward Air purchases most of its transportation requirements from owner-operators or truckload carriers. This allows Forward Air to respond quickly to changing demands and opportunities in our industry and to generate higher returns on assets because of the lower capital requirements.

Due to the nature of pool distribution services, FASI utilizes a higher percentage of Company-employed drivers and Company-owned equipment than Forward Air.  However, as the conditions of individual markets and requirements of our customers allow, we are increasing the usage of owner-operators in our pool distribution business.

•
Comprehensive Logistic and Other Service Offerings. Through our two segments we offer an array of logistic and other services including: TLX, pick-up and delivery (Forward Air Complete™), dedicated fleet, warehousing, customs brokerage and shipment consolidation and handling. These services are an essential part of many of our customers’ transportation needs and are not offered by many of our competitors.  We are able to provide these services utilizing existing infrastructure and thereby earning additional revenue without incurring significant additional fixed costs.

•
Leading Technology Platform. We are committed to using information technology to improve our operations.  Through improved information technology, we believe we can increase the volume of freight we handle in our networks, improve visibility of shipment information and reduce our operating costs. Our technology allows us to provide our customers with electronic bookings and real-time tracking and tracing of shipments while in our network, complete shipment history, proof of delivery, estimated charges and electronic bill presentment. We continue to enhance our systems to permit us and our customers to access vital information through both the Internet and electronic data interchange.  We have continued to invest in information technology to the benefit of our customers and our business processes.

•
Strong Balance Sheet and Availability of Funding. Our asset-light business model and strong market position in the expedited ground freight market provides the foundation for operations that have produced excellent cash flow from operations even in challenging conditions.  Our strong balance sheet can also be a competitive advantage.  Our competitors, particularly in the pool distribution market, are mainly regional and local operations and may struggle to maintain operations in the current economic environment.  The threat of financial instability may encourage new and existing customers to use a more financially secure transportation provider, such as FASI.

Growth Strategy

Our growth strategy is to take advantage of our competitive strengths in order to increase our profits and shareholder returns. Our goal is to use our established networks as the base from which to expand and launch new services that will allow us to grow in any economic environment.  Principal components of our efforts include:

•
Increase Freight Volume from Existing Customers. Many of our customers currently use us for only a portion of their overall transportation needs.  We believe we can increase freight volumes from existing customers by offering more comprehensive services that address all of the customer’s transportation needs, such as Forward Air Complete™, our direct to door pick-up and delivery service.  By offering additional services that can be integrated with our existing services, we believe we will attract additional business from existing customers.

•
Develop New Customers. We continue to actively market our services to potential new customers. In our Forward Air segment, we believe freight forwarders will continue to move away from integrated air cargo carriers because those carriers charge higher rates, and away from less-than-truckload carriers because those carriers provide less reliable service and compete for the same customers as do the freight forwarders.  In addition, we believe Forward Air’s comprehensive North American network and related logistics services are attractive to domestic and international airlines.   Forward Air Complete™ can also help attract business from new customers who require pick-up and delivery for their shipments.  In our pool distribution business, we are emphasizing the development of relationships with customers who have peak volume seasons outside of the traditional fourth quarter spike in order to stabilize FASI’s earnings throughout the calendar year.  We are currently targeting customers from industries such as hospitality, healthcare, lawn and garden and publishing. We continue to evaluate plans to expand FASI’s terminal footprint by opening FASI operations in select Forward Air terminals.  We believe the utilization of existing Forward Air terminals will allow us to increase our FASI revenues with minimal addition of fixed costs.

•
Improve Efficiency of Our Transportation Network. We constantly seek to improve the efficiency of our networks. Regional hubs and direct shuttles improve Forward Air’s efficiency by reducing the number of miles freight must be transported and the number of times freight must be handled and sorted. As the volume of freight between key markets increases, we intend to continue to add direct shuttles. Since 2006, we have constructed or expanded terminals in key gateway cities.  With these expanded facilities, we believe we have the necessary space to grow our business in key gateway cities and to offer additional services.  We are working to improve our FASI operations by increasing the efficiencies of our daily and weekly transportation routes and the cartons handled per hour on our docks.  We are constantly looking to improve FASI route efficiencies by consolidating loads and utilizing owner-operators when available.  We are investing in conveyor systems for certain FASI terminals to increase the productivity of our cargo handlers.  Finally, we are actively looking to reduce or eliminate the number of duplicate facilities in cities which have both Forward Air and FASI terminals.  We have combined Forward Air and FASI facilities in Dallas/Fort Worth, Texas, Des Moines, Iowa, Denver, Colorado, Kansas City, Missouri, Nashville, Tennessee, Richmond, Virginia and Tulsa, Oklahoma, and will continue this process in upcoming years as the expiration of leases and business volumes allow.   In addition, FASI is providing agent station services to Forward Air in Albuquerque, New Mexico and Montgomery, Alabama.

•
Expand Logistics and Other Services. We continue to expand our logistics and other services to increase revenue and improve utilization of our terminal facilities and labor force. Because of the timing of the arrival and departure of cargo, our facilities are under-utilized during certain portions of the day, allowing us to add logistics services without significantly increasing our costs. Therefore, we have added a number of logistic services in the past few years, such as TLX, dedicated fleet, warehousing, customs brokerage and shipment consolidation and handling services. These services directly benefit our existing customers and increase our ability to attract new customers, particularly those customers that cannot justify providing the services directly. These services are not offered by many transportation providers with whom we compete and are attractive to customers who prefer to use one provider for all of their transportation needs.

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

Operations

We operate in two reportable segments, based on differences in the services provided:   Forward Air and FASI.  Through Forward Air, we are a leading provider of time-definite transportation and related logistics services to the North American expedited ground freight market. Forward Air’s activities can be broadly classified into three categories of services: airport-to-airport, logistics and other.

Through our FASI segment, we provide pool distribution services throughout the Mid-Atlantic, Southeast, Midwest and Southwest continental United States.  Pool distribution involves managing high-frequency handling and distribution of time-sensitive product to numerous destinations in specific geographic regions.

Forward Air

Airport-to-airport

We receive freight from freight forwarders, integrated air cargo carriers and passenger and cargo airlines at our terminals, which are located on or near airports in the United States and Canada. We also pick up freight from customers at designated locations via our Forward Air Complete™ service. We consolidate and transport these shipments by truck through our network to our terminals nearest the ultimate destinations of the shipments. We operate regularly scheduled service to and from each of our terminals through our Columbus, Ohio central sorting facility, through one of our 12 regional hubs or, as volumes require, direct point-to-point service. We also operate regularly scheduled shuttle service directly between terminals where the volume of freight warrants bypassing the Columbus, Ohio central sorting facility or a regional hub. When a shipment arrives at our terminal nearest its destination, the customer arranges for the shipment to be picked up and delivered to its final destination, or we, in the alternative, through our Forward Air Complete™ service, deliver the freight for the customer to its final destination.

Terminals

Our airport-to-airport network consists of terminals located in the following 85 cities:

City	Airport Served	City	Airport Served
Albany, NY	ALB	Louisville, KY	SDF
Albuquerque, NM***	ABQ	Memphis, TN	MEM
Allentown, PA*	ABE	McAllen, TX	MFE
Atlanta, GA	ATL	Miami, FL	MIA
Austin, TX	AUS	Milwaukee, WI	MKE
Baltimore, MD	BWI	Minneapolis, MN	MSP
Baton Rouge, LA*	BTR	Mobile, AL*	MOB
Birmingham, AL*	BHM	Moline, IA	MLI
Blountville, TN*	TRI	Montgomery, AL***	MGM
Boston, MA	BOS	Nashville, TN**	BNA
Buffalo, NY	BUF	Newark, NJ	EWR
Burlington, IA	BRL	Newburgh, NY	SWF
Cedar Rapids, IA	CID	New Orleans, LA	MSY
Charleston, SC	CHS	New York, NY	JFK
Charlotte, NC	CLT	Norfolk, VA	ORF
Chicago, IL	ORD	Oklahoma City, OK	OKC
Cincinnati, OH	CVG	Omaha, NE	OMA
Cleveland, OH	CLE	Orlando, FL	MCO
Columbia, SC*	CAE	Pensacola, FL*	PNS
Columbus, OH	CMH	Philadelphia, PA	PHL
Corpus Christi, TX*	CRP	Phoenix, AZ	PHX
Dallas/Ft. Worth, TX**	DFW	Pittsburgh, PA	PIT
Dayton, OH*	DAY	Portland, OR	PDX
Denver, CO**	DEN	Raleigh, NC	RDU
Des Moines, IA**	DSM	Richmond, VA**	RIC
Detroit, MI	DTW	Rochester, NY	ROC
El Paso, TX	ELP	Sacramento, CA	SMF
Grand Rapids, MI*	GRR	Salt Lake City, UT	SLC
Greensboro, NC	GSO	San Antonio, TX	SAT
Greenville, SC	GSP	San Diego, CA	SAN
Hartford, CT	BDL	San Francisco, CA	SFO
Harrisburg, PA	MDT	Seattle, WA	SEA
Houston, TX	IAH	Shreveport, LA*	SHV
Huntsville, AL*	HSV	St. Louis, MO	STL
Indianapolis, IN	IND	Syracuse, NY	SYR
Jacksonville, FL	JAX	Tampa, FL	TPA
Kansas City, MO**	MCI	Toledo, OH*	TOL
Knoxville, TN*	TYS	Tucson, AZ*	TUS
Lafayette, LA*	LFT	Tulsa, OK**	TUL
Laredo, TX	LRD	Washington, DC	IAD
Las Vegas, NV	LAS	Montreal, Canada*	YUL
Little Rock, AR*	LIT	Toronto, Canada	YYZ
Los Angeles, CA	LAX
*     Denotes an independent agent location.
**   Denotes a location with combined Forward Air and FASI operations.
*** Denotes an agent location operated by FASI.

     Independent agents and FASI operate 18 and 2 of our Forward Air locations, respectively. These locations typically handle lower volumes of freight relative to our Company-operated facilities.

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

Shipments

The average weekly volume of freight moving through our network was approximately 34.0 million pounds per week in 2011. During 2011, our average shipment weighed approximately 717 pounds and shipment sizes ranged from small boxes weighing only a few pounds to large shipments of several thousand pounds. Although we impose no significant size or weight restrictions, we focus our marketing and price structure on shipments of 200 pounds or more. As a result, we typically do not directly compete with integrated air cargo carriers in the overnight delivery of small parcels. The table below summarizes the average weekly volume of freight moving through our network for each year since 1997.

Average Weekly
Volume in Pounds
Year	(In millions)
1997	12.4
1998	15.4
1999	19.4
2000	24.0
2001	24.3
2002	24.5
2003	25.3
2004	28.7
2005	31.2
2006	32.2
2007	32.8
2008	34.2
2009	28.5
2010	32.6
2011	34.0

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

Our logistics and other services allow customers to access the following services from a single source:

•	expedited full truckload, or TLX;

•	dedicated fleet;

•	customs brokerage, such as assistance with U.S. Customs and Border Protection (“U.S. Customs”) procedures for both import and export shipments;

•	warehousing, dock and office space;

•	drayage and intermodal;

•	hotshot or ad-hoc ultra expedited services; and

•	shipment consolidation and handling, such as shipment build-up and break-down and reconsolidation of air or ocean pallets or containers.

These services are critical to many of our freight forwarder customers that do not provide logistics services themselves or that prefer to use one provider for all of their surface transportation needs.

Revenue and purchased transportation for our TLX and dedicated fleet services are largely determined by the number of miles driven.  The table below summarizes the average miles driven per week to support our logistics services since 2003:

Average Weekly Miles
Year	(In thousands)
2003	211
2004	259
2005	248
2006	331
2007	529
2008	676
2009	672
2010	788
2011	876

Forward Air Solutions (FASI)

Pool Distribution

Through our FASI segment we provide pool distribution services through a network of terminals and service locations in 19 cities throughout the Mid-Atlantic, Southeast, Midwest and Southwest continental United States.  Pool distribution involves managing high-frequency handling and distribution of time-sensitive product to numerous destinations in specific geographic regions.  Our primary customers for this product are regional and nationwide distributors and retailers, such as mall, strip mall and outlet-based retail chains.  However, in order to reduce the seasonal volatility of FASI’s revenue, we are focused on diversifying the FASI customer base to include customers from industries such as hospitality, health care, lawn and garden and publishing.

Our pool distribution network consists of terminals and service locations in the following 19 cities:

City
Albuquerque, NM***	Lakeland, FL
Atlanta, GA	Las Vegas, NV
Baltimore, MD	Miami, FL
Charlotte, NC	Montgomery, AL***
Dallas/Ft. Worth, TX**	Nashville, TN**
Denver, CO**	Raleigh, NC
Des Moines, IA**	Richmond, VA**
Houston, TX	San Antonio, TX
Jacksonville, FL	Tulsa, OK**
Kansas City, MO**

**   Denotes a location with combined Forward Air and FASI operations.
*** Denotes a location that provides agent station services to Forward Air.

Customers and Marketing

Our Forward Air wholesale customer base is primarily comprised of freight forwarders, integrated air cargo carriers and passenger and cargo airlines. Our freight forwarder customers vary in size from small, independent, single facility companies to large, international logistics companies such as SEKO Worldwide, AIT Worldwide Logistics, Expeditors International of Washington, Associated Global, UPS Supply Chain Solutions and Pilot Air Freight. Because we deliver dependable service, integrated air cargo carriers such as UPS Cargo and DHL Worldwide Express use our network to provide overflow capacity and other services, including shipment of bigger packages and pallet-loaded cargo. Our passenger and cargo airline customers include British Airways, United Airlines and Delta.

Our FASI pool distribution customers are primarily comprised of national and regional retailers and distributors, such as The Limited, The Marmaxx Group, The GAP, and Aeropostale.  However, in order to reduce the seasonal volatility of FASI’s revenue, we are focused on diversifying the FASI customer base to include customers from industries such as hospitality, health care, lawn and garden and publishing.

We market all our services through a sales and marketing staff located in major markets of the United States. Senior management also is actively involved in sales and marketing at the national account level and supports local sales initiatives. We also participate in air cargo and retail trade shows and advertise our services through direct mail programs and through the Internet via www.forwardair.com and www.forwardairsolutions.com. The information contained on our websites are not part of this filing and are therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

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

We continue to enhance our operational applications and website service offerings in our continuing effort to automate and improve our operations.  Our Forward Air Complete™ website coordinates activities between our customers, operations personnel and external service providers. We believe that our systems, websites and other technical enhancements will assist us in capitalizing on new business opportunities and could encourage customers to increase the volume of freight they send through our network.

We continued to make significant investments in technology for FASI.  We continued our development of FASI driven enhancements to our existing Forward Air applications.  These enhancements, collectively known as FASTRACS, is designed specifically to meet the retail distribution business demands, and makes use of the most modern wireless technologies available. FASTRACS was implemented in 2010 for a select group of customers and is being designed so as to be the primary technology platform for all future customers.

Purchased Transportation

We contract for most of our Forward Air transportation services on a per mile basis from owner-operators.  FASI also utilizes owner-operators for its transportation services, but also relies on Company-employed drivers.  The owner-operators own, operate and maintain their own tractors and employ their own drivers. Our freight handlers load and unload our trailers and vehicles for hauling by owner-operators between our terminals.

We seek to establish long-term relationships with owner-operators to assure dependable service and availability. Historically, we have experienced significantly higher than industry average retention of owner-operators. We have established specific guidelines relating to safety records, driving experience and personal evaluations that we use to select our owner-operators. To enhance our relationship with the owner-operators, our per mile rates are generally above prevailing market rates. In addition, we typically offer our owner-operators and their drivers a consistent work schedule. Usually, schedules are between the same two cities or along a consistent route, improving quality of work life for the owner-operators and their drivers and, in turn, increasing driver retention.

As a result of efforts to expand our logistics and other services, seasonal demands and volume surges in particular markets, we also purchase transportation from other surface transportation providers to handle overflow volume. Of the $223.0 million incurred for purchased transportation during 2011, we purchased 62.5% from owner-operators and 37.5% from other surface transportation providers.

Competition

The expedited ground freight and pool distribution segments of the transportation industry are highly competitive and very fragmented. Our Forward Air and FASI competitors primarily include national and regional truckload and less-than-truckload carriers. To a lesser extent, Forward Air also competes with integrated air cargo carriers and passenger and cargo airlines.

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

Seasonality

Historically, our operating results have been subject to seasonal trends when measured on a quarterly basis. The first quarter has traditionally been the weakest and the third and fourth quarters have traditionally been the strongest. Typically, this pattern has been the result of factors such as economic conditions, customer demand, weather and national holidays. Additionally, a significant portion of our revenue is derived from customers whose business levels are impacted by the economy.  The impact of seasonal trends is more pronounced on our pool distribution business.  The pool distribution business is seasonal and operating revenues and results tend to improve in the third and fourth quarters compared to the first and second quarters.

Employees

      As of December 31, 2011, we had 1,955 full-time employees, 591 of whom were freight handlers. Also, as of that date, we had an additional 1,181 part-time employees, of whom the majority were freight handlers. None of our employees are covered by a collective bargaining agreement. We recognize that our workforce, including our freight handlers, is one of our most valuable assets. The recruitment, training and retention of qualified employees is essential to support our continued growth and to meet the service requirements of our customers.

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

Website Access

We file reports with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. We are an electronic filer and the SEC maintains an Internet site at www.sec.gov that contains these reports and other information filed electronically. We make available free of charge through our website our Code of Business Conduct and Ethics and our reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Our website addresses are www.forwardair.com and www.forwardairsolutions.com. Please note that these website addresses are provided as an inactive textual reference only. The information provided on the website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

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

During 2008 and 2009, we experienced significantly weaker demand for our airport-to-airport and pool distribution services as a result of the severe downturn in the economy.  We began to experience weakening demand late in 2008, and this weakness continued throughout most of 2009.  During the time in question, we adjusted the size of our owner-operator fleet and reduced employee headcount to compensate for the drop in demand.  If the economic downturn persisted or worsened, demand for our services may have continued to weaken.  No assurance can be given that reductions in owner-operators and employees or other steps we may take during similar times in the future will be adequate to offset the effects of reduced demand. If we experience another economic downturn it may have a negative impact on our results of operations.

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

Our results of operations may be affected by seasonal factors. Volumes of freight tend to be lower in the first quarter after the winter holiday season. In addition, it is not possible to predict the short or long-term effects of any geopolitical events on the economy or on consumer confidence in the United States, or their impact, if any, on our future results of operations.

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

Our operations, particularly our networks of hubs and terminals, represent substantial fixed costs. As a result, any decline in the volume or revenue per pound of freight we handle may have an adverse effect on our operating margin and our results of operations. Typically, Forward Air does not have contracts with its customers. FASI does have contracts with its customers but these contracts typically have terms allowing cancellation within 30 to 60 days.  As a result, we cannot guarantee that our current customers will continue to utilize our services or that they will continue at the same levels.  The actual shippers of the freight moved through our networks include various manufacturers, distributors and/or retailers of electronics, clothing, telecommunications equipment, machine parts, trade show exhibit materials and medical equipment. Adverse business conditions affecting these shippers or adverse general economic conditions are likely to cause a decline in the volume of freight shipped through our networks.

We operate in highly competitive and fragmented segments of our industry, and our business will suffer if we are unable to adequately address downward pricing pressures and other factors that may adversely affect our operations and profitability.

The segments of the freight transportation industry we participate in are highly competitive, very fragmented and historically have few barriers to entry. Our principal competitors include national and regional truckload and less-than-truckload carriers. To a lesser extent, we also compete with integrated air cargo carriers and passenger airlines. Our competition ranges from small operators that compete within a limited geographic area to companies with substantially greater financial and other resources, including greater freight capacity.  We also face competition from freight forwarders who decide to establish their own networks to transport expedited ground freight. We believe competition is based primarily on service, on-time delivery, flexibility and reliability, as well as rates. Many of our competitors periodically reduce their rates to gain business, especially during times of economic decline. In the past several years, several of our competitors have reduced their rates to unusually low levels that we believe are unsustainable in the long-term, but that may materially adversely affect our business in the short-term. These competitors may cause a decrease in our volume of freight, require us to lower the prices we charge for our services and adversely affect both our growth prospects and profitability.

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

We have grown through acquisitions, and we intend to pursue opportunities to expand our business by acquiring other companies in the future. Acquisitions involve risks, including those relating to:

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

We have $26.7 million of recorded net definite-lived intangible assets on our consolidated balance sheet at December 31, 2011.  Our definite-lived intangible assets primarily represent the value of customer relationships and non-compete agreements that were recorded in conjunction with our various acquisitions.  We review our long-lived assets, such as our definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Impairment is recognized on these assets when the sum of undiscounted estimated cash flows expected to result from the use of the asset is less than the carrying value.  If such measurement indicates an impairment, we would be required to record a non-cash impairment charge to our consolidated statement of income in the amount that the carrying value of these assets exceed the estimated fair value of the assets.

We also have recorded goodwill of $43.3 million on our consolidated balance sheet at December 31, 2011.  Goodwill is assessed for impairment annually (or more frequently if circumstances indicate possible impairment) for each of our reporting units.  This assessment includes comparing the fair value of each reporting unit to the carrying value of the assets assigned to each reporting unit.  If the carrying value of the reporting unit was to exceed our estimated fair value of the reporting unit, we would then be required to estimate the fair value of the individual assets and liabilities within the reporting unit to ascertain the amount of fair value of goodwill and any potential impairment.  If we determine that our fair value of goodwill is less than the related book value, we could be required to record a non-cash impairment charge to our consolidated statement of income, which could have a material adverse effect on our earnings.  During 2009, we determined there were indicators of potential impairment of the goodwill assigned to the FASI segment.  This determination was based on the continuing economic recession, declines in current market valuations and FASI operating losses in excess of expectations.  As a result, we performed an interim impairment test in accordance with our accounting policy discussed above as of March 31, 2009.  Based on the results of the interim impairment test, we concluded that an impairment loss was probable and could be reasonably estimated.  Consequently, we recorded a non-cash goodwill impairment charge of $7.0 million related to the FASI segment during 2009.

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

Our information technology systems are dependent upon global communications providers, web browsers, telephone systems and other aspects of the Internet infrastructure that have experienced significant system failures and electrical outages in the past. While we take measures to ensure our major systems have redundant capabilities, our systems are susceptible to outages from fire, floods, power loss, telecommunications failures, break-ins, cyber-attacks and similar events. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. The occurrence of any of these events could disrupt or damage our information technology systems and hamper our internal operations, our ability to provide services to our customers and the ability of our customers to access our information technology systems. A material network breach in the security of our information technology systems could include the theft of our intellectual property or trade secrets. To the extent that any disruptions or security breach results in a loss or damage to our data, or in inappropriate disclosure of confidential information, it could cause significant damage to our reputation, affect our relationships with our customers, reduce the demand for our services, lead to claims against us and ultimately harm our business. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

If we have difficulty attracting and retaining owner-operators or freight handlers, our results of operations could be adversely affected.

We depend on owner-operators for most of our transportation needs. In 2011, owner-operators provided 62.5% of our purchased transportation. Competition for owner-operators is intense, and sometimes there are shortages of available owner-operators. In addition, we need a large number of freight handlers to operate our business efficiently. During periods of low unemployment in the areas where our terminals are located, we may have difficulty hiring and retaining a sufficient number of freight handlers. If we have difficulty attracting and retaining enough qualified owner-operators or freight handlers, we may be forced to increase wages and benefits, which would increase our operating costs. This difficulty may also impede our ability to maintain our delivery schedules, which could make our service less competitive and force us to curtail our planned growth. If our labor costs increase, we may be unable to offset the increased labor costs by increasing rates without adversely affecting our business. As a result, our profitability may be reduced.

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

We also own facilities near Dallas/Fort Worth, Texas, Chicago, Illinois and Atlanta, Georgia.  The Dallas/Fort Worth, Texas facility has over 216,000 square feet with 134 trailer doors and approximately 28,000 square feet of office space.  The Chicago, Illinois facility is over 125,000 square feet with 110 trailer doors and over 10,000 square feet of office space. The Atlanta, Georgia facility is over 142,000 square feet with 118 trailer doors and approximately 12,000 square feet of office space.

We lease and maintain 72 additional terminals, including our pool distribution terminals, located in major cities throughout the United States and Canada. Lease terms for these terminals are typically for three to five years. The remaining 18 terminals are agent stations operated by independent agents who handle freight for us on a commission basis.

We own the majority of trailers we use to move freight through our networks. Substantially all of our trailers are 53’ long, some of which have specialized roller bed equipment required to serve air cargo industry customers. At December 31, 2011, we had 2,560 owned trailers in our fleet with an average age of approximately 5.5 years.  In addition, at December 31, 2011, we also had 53 leased trailers in our fleet.

At December 31, 2011, we had 419 owned tractors and straight trucks in our fleet, with an average age of approximately 4.2 years.  In addition, at December 31, 2011, we also had 64 leased tractors and straight trucks in our fleet.

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

Item 4.        Mine Safety Disclosures

Not applicable.
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

2011	High	Low	Dividends
First Quarter	$32.30	$26.34	$0.07
Second Quarter	35.53	29.76	0.07
Third Quarter	36.32	23.70	0.07
Fourth Quarter	34.19	24.10	0.07

2010	High	Low	Dividends
First Quarter	$27.37	$21.92	$0.07
Second Quarter	30.30	25.29	0.07
Third Quarter	29.91	22.39	0.07
Fourth Quarter	30.16	24.63	0.07

There were approximately 446 shareholders of record of our Common Stock as of January 18, 2012.

Subsequent to December 31, 2011, our Board of Directors declared a cash dividend of $0.07 per share that will be paid on March 23, 2012 to shareholders of record at the close of business on March 8, 2012. We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

There are no material restrictions on our ability to declare dividends.

None of our securities were sold during fiscal year 2011 without registration under the Securities Act.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2011 with respect to shares of our Common Stock that may be issued under existing equity compensation plans, the 1999 Stock Option and Incentive Plan (the “1999 Plan”), the Amended and Restated Stock Option and Incentive Plan (“1999 Amended Plan”), the Non-Employee Director Stock Option Plan (the “NED Plan”), the 2000 Non-Employee Director Award (the “2000 NED Award”), the 2005 Employee Stock Purchase Plan (the “ESPP”) and the Amended and Restated Non-Employee Director Stock Plan (the “Amended Plan”).  Our shareholders have approved each of these plans.

Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
		(a)	(b)
Equity Compensation Plans Approved by Shareholders	3,610,334	$25	2,431,797
Equity Compensation Plans Not Approved by Shareholders	—	—	—
Total	3,610,334	$25	2,431,797

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

(b)	Includes shares available for future issuance under the ESPP. As of December 31, 2011, an aggregate of 429,969 shares of Common Stock were available for issuance under the ESPP.

 Stock Performance Graph

The following graph compares the percentage change in the cumulative shareholder return on our Common Stock with The NASDAQ Trucking and Transportation Stocks Index and The NASDAQ Global Select Stock Market™ Index commencing on the last trading day of December 2006 and ending on the last trading day of December 2011. The graph assumes a base investment of $100 made on December 31, 2006 and the respective returns assume reinvestment of all dividends. The comparisons in this graph are required by the SEC and, therefore, are not intended to forecast or necessarily be indicative of any future return on our Common Stock.

The performance graph and related information shall not be deemed “soliciting material” or be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

Forward Air Corporation
Nasdaq Trucking and Transportation Stocks Index
Nasdaq Global Select Stock Market Index
150
140
130
120
110
100
90
80
70
60
50
Dollars
2006
2007
2008
2009
2010
2011

	2006	2007	2008	2009	2010	2011
Forward Air Corporation	$100	$108	$83	$86	$97	$110
Nasdaq Trucking and Transportation Stocks Index	100	104	73	76	99	84
Nasdaq Global Select Stock Market Index	100	111	67	96	113	111

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
October 1-31, 2011	69,039	$26	69,039	815,059
November 1-30, 2011	—	—	—	—
December 1-31, 2011	—	—	—	—
Total	69,039	$26	69,039	815,059

(1)	On July 31, 2007, our Board of Directors approved a stock repurchase program for up to 2.0 million shares of our common stock.

Item 6.        Selected Financial Data

The following table sets forth our selected financial data. The selected financial data should be read in conjunction with our consolidated financial statements and notes thereto, included elsewhere in this report.

	Year ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2011	2010	2009	2008	2007
	(In thousands, except per share data)
Income Statement Data:
Operating revenue	$536,402	$483,939	$417,410	$474,436	$392,737
Income from operations	77,110	53,739	18,550	70,285	71,048
Operating margin (1)	14.4%	11.1%	4.4%	14.8%	18.1%

Net income	47,199	32,036	9,802	42,542	44,925
Net income per share:
Basic	$1.62	$1.11	$0.34	$1.48	$1.52
Diluted	$1.60	$1.10	$0.34	$1.47	$1.50

Cash dividends declared per common share	$0.28	$0.28	$0.28	$0.28	$0.28

Balance Sheet Data (at end of period):
Total assets	$341,151	$348,796	$316,730	$307,527	$241,884
Long-term obligations, net of current portion
	333	50,883	52,169	53,035	31,486
Shareholders' equity	286,902	256,086	224,507	216,434	171,733

(1) Income from operations as a percentage of operating revenue

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Executive Summary

Our operations can be broadly classified into two principal segments:  Forward Air and FASI.

Through our Forward Air segment, we are a leading provider of time-definite surface transportation and related logistics services to the North American expedited ground freight market. We offer our customers local pick-up and delivery (Forward Air Complete™) and scheduled surface transportation of cargo as a cost-effective, reliable alternative to air transportation. We transport cargo that must be delivered at a specific time, but is less time-sensitive than traditional air freight. This type of cargo is frequently referred to in the transportation industry as deferred air freight. We operate our Forward Air segment through a network of terminals located on or near airports in 85 cities in the United States and Canada, including a central sorting facility in Columbus, Ohio and 12 regional hubs serving key markets.  We also offer our customers an array of logistics and other services including: TLX; dedicated fleets; warehousing; customs brokerage; and shipment consolidation, deconsolidation and handling.

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

Trends and Developments

Results from Operations

During the year ended December 31, 2011, we experienced a 10.8% and 43.6% increase in our consolidated revenues and income from operations, respectively, compared to the year ended December 31, 2010. The increase in our consolidated revenue and income from operations was driven by our Forward Air segment in which we experienced a 12.5% increase in revenue and a 41.9% increase in income from operations.  We largely attribute the increase in Forward Air revenue and income from operations to increased shipping volumes, additional net fuel surcharge and general rate increases initiated in May 2010 and June 2011.

FASI revenue was consistent year-over-year, increasing 1.0% during the year ended December 31, 2011 compared to the year ended December 31, 2010.  FASI's year-over-year revenue growth was impeded by customer losses during 2010 which were mostly offset by new business wins during 2011.  In particular, during the second quarter of 2010, we ceased providing services to one of FASI’s largest customers at the time.  These customer losses resulted in approximately $5.4 million less FASI revenue in 2011 compared to 2010, but these losses were mostly offset by new customer wins and increased fuel surcharge revenue.  While the customer losses mitigated revenue growth during 2011, the lost revenue was low yielding and the impact on operating results from curtailing these services was minimal.  FASI results from operations did improve $0.8 million and over 100%, from a $0.2 million loss in 2010 to $0.6 million in income from operations during 2011 . The improvement in FASI’s results from operations was the result of improved business mix, as the low yield business discontinued in 2010 was replaced with better priced and more effectively integrated new business, and improved cargo claim experience.

Throughout 2011 fuel prices increased notably over 2010.  Our net fuel surcharge revenue is the result of our fuel surcharge rates, which are set weekly using the national average for diesel price per gallon, and the tonnage transiting our network.  The increase in shipping activity combined with the increasing diesel fuel prices have resulted in an increase in our net fuel surcharge revenue.  Total net fuel surcharge revenue increased 49.3% during 2011 compared to 2010.

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

In accordance with our accounting policy, we conducted our annual impairment test of goodwill for each reporting unit as of June 30, 2011 and no further impairment charges were required. In addition, due to FASI’s results from operations not meeting our projections for the nine months ended September 30, 2011, we conducted an impairment test of goodwill for the FASI reporting unit as of September 30, 2011. There were no impairment charges required as a result of the September 30, 2011 FASI impairment test.

As of December 31, 2011, the carrying value of goodwill related to the Forward Air and FASI segments was $37.9 million and $5.4 million, respectively.  The estimation of fair value related to the impairment test for goodwill is particularly sensitive to projected financial information used in the calculations.  Earnings estimated to be generated by our Forward Air segment are expected to continue supporting the carrying value of its goodwill.  Our FASI segment is currently facing the challenges of building, expanding and diversifying its revenue base. If FASI’s efforts are significantly delayed, future estimates of projected financial information may be reduced, and we may be required to record an impairment charge against the carrying value of FASI’s goodwill.

Results of Operations

The following table sets forth our historical financial data for the years ended December 31, 2011 and 2010 (in millions):

	Year ended
	December 31,	December 31,		Percent
	2011	2010	Change	Change
Operating revenue	$536.4	$483.9	$52.5	10.8%
Operating expenses:
Purchased transportation	223.0	201.4	21.6	10.7
Salaries, wages, and employee benefits	130.7	129.1	1.6	1.2
Operating leases	27.1	26.3	0.8	3.0
Depreciation and amortization	21.0	20.4	0.6	2.9
Insurance and claims	8.8	8.4	0.4	4.8
Fuel expense	10.0	8.5	1.5	17.6
Other operating expenses	38.7	36.1	2.6	7.2
Total operating expenses	459.3	430.2	29.1	6.8
Income from operations	77.1	53.7	23.4	43.6
Other income (expense):
Interest expense	(0.6)	(0.7)	0.1	(14.3)
Other, net	0.1	0.1	—	—
Total other expense	(0.5)	(0.6)	0.1	(16.7)
Income before income taxes	76.6	53.1	23.5	44.3
Income taxes	29.4	21.1	8.3	39.3
Net income	$47.2	$32.0	$15.2	47.5%

The following table sets forth our historical financial data by segment for the years ended December 31, 2011 and 2010 (in millions):

	Year ended
	December 31,	Percent of	December 31,	Percent of		Percent
	2011	Revenue	2010	Revenue	Change	Change
Operating revenue
Forward Air	$464.5	86.6%	$412.9	85.3%	$51.6	12.5%
FASI	73.2	13.6	72.5	15.0	0.7	1.0
Intercompany eliminations	(1.3)	(0.2)	(1.5)	(0.3)	0.2	(13.3)
Total	536.4	100.0	483.9	100.0	52.5	10.8

Purchased transportation
Forward Air	206.0	44.4	185.8	45.0	20.2	10.9
FASI	18.2	24.9	16.9	23.3	1.3	7.7
Intercompany eliminations	(1.2)	92.3	(1.3)	86.7	0.1	(7.7)
Total	223.0	41.6	201.4	41.6	21.6	10.7

Salaries, wages and employee benefits
Forward Air	101.3	21.8	98.3	23.8	3.0	3.1
FASI	29.4	40.2	30.8	42.5	(1.4)	(4.5)
Total	130.7	24.4	129.1	26.7	1.6	1.2

Operating leases
Forward Air	19.7	4.2	18.6	4.5	1.1	5.9
FASI	7.4	10.1	7.7	10.6	(0.3)	(3.9)
Total	27.1	5.0	26.3	5.4	0.8	3.0

Depreciation and amortization
Forward Air	16.8	3.6	16.5	4.0	0.3	1.8
FASI	4.2	5.7	3.9	5.4	0.3	7.7
Total	21.0	3.9	20.4	4.2	0.6	2.9

Insurance and claims
Forward Air	7.2	1.6	6.2	1.5	1.0	16.1
FASI	1.6	2.2	2.2	3.0	(0.6)	(27.3)
Total	8.8	1.6	8.4	1.7	0.4	4.8

Fuel expense
Forward Air	4.4	0.9	3.8	0.9	0.6	15.8
FASI	5.6	7.6	4.7	6.5	0.9	19.1
Total	10.0	1.9	8.5	1.8	1.5	17.6

Other operating expenses
Forward Air	32.6	7.0	29.8	7.2	2.8	9.4
FASI	6.2	8.5	6.5	9.0	(0.3)	(4.6)
Intercompany eliminations	(0.1)	7.7	(0.2)	13.3	0.1	(50.0)
Total	38.7	7.2	36.1	7.5	2.6	7.2

Income (loss) from operations
Forward Air	76.5	16.5	53.9	13.1	22.6	41.9
FASI	0.6	0.8	(0.2)	(0.3)	0.8	(400.0)
Total	$77.1	14.4%	$53.7	11.1%	$23.4	43.6%

The following table presents the components of the Forward Air segment’s operating revenue and purchased transportation for the years ended December 31, 2011 and 2010 (in millions):

		Percent of		Percent of		Percent
	2011	Revenue	2010	Revenue	Change	Change
Forward Air revenue
Airport-to-airport	$362.1	78.0%	$322.2	78.0%	$39.9	12.4%
Logistics	74.7	16.1	65.6	15.9	9.1	13.9
Other	27.7	5.9	25.1	6.1	2.6	10.4
Total	$464.5	100.0%	$412.9	100.0%	$51.6	12.5%

Forward Air purchased transportation
Airport-to-airport	$143.0	39.5%	$129.3	40.1%	$13.7	10.6%
Logistics	56.2	75.2	50.2	76.5	6.0	12.0
Other	6.8	24.5	6.3	25.1	0.5	7.9
Total	$206.0	44.4%	$185.8	45.0%	$20.2	10.9%

Year ended December 31, 2011 compared to Year ended December 31, 2010

Revenues

Operating revenue increased by $52.5 million, or 10.8%, to $536.4 million for the year ended December 31, 2011 from $483.9 million for the year ended December 31, 2010.

Forward Air

Forward Air operating revenue increased $51.6 million, or 12.5%, to $464.5 million from $412.9 million, accounting for 86.6% of consolidated operating revenue for the year ended December 31, 2011. Airport-to-airport revenue, which is the largest component of our consolidated operating revenue, increased $39.9 million, or 12.4%, to $362.1 million from $322.2 million, accounting for 78.0% of the segment’s operating revenue during the years ended December 31, 2011 and 2010.  An increase in tonnage and in our base revenue per pound, excluding net fuel surcharge revenue and Forward Air Complete™ (“Complete”) revenue, accounted for $20.3 million of the increase in airport-to-airport revenue. Our airport-to-airport business is priced on a per pound basis and the average revenue per pound, excluding the impact of fuel surcharges and Complete, increased 2.5% for the year ended December 31, 2011 versus the year ended December 31, 2010. Tonnage that transited our network increased by 4.9% during the year ended December 31, 2011 compared with the year ended December 31, 2010.  Average base revenue per pound increased as a result of general rate increases implemented in June 2011 and May 2010.  The remaining increase in airport-to-airport revenue is the result of increased net fuel surcharge revenue and Complete pick-up and delivery revenue.  Net fuel surcharge revenue increased $11.2 million, or 56.4%, during the year ended December 31, 2011 as compared to the year ended December 31, 2010 as a result of higher average fuel prices and increased overall business volumes.  Complete pick-up and delivery revenue increased $8.4 million, or 27.4%, during the year ended December 31, 2011 compared to 2010.  The increase in Complete revenue is attributable to an increased attachment rate of the Complete service to our standard airport-to-airport service to 15.5% in 2011 compared to 13.6% in 2010 and the overall improvement in airport-to-airport tonnage volumes during the year ended December 31, 2011 compared to the year ended December 31, 2010.

Logistics revenue, which is primarily TLX and priced on a per mile basis, increased $9.1 million, or 13.9%, to $74.7 million for the year ended December 31, 2011 from $65.6 million for the year ended December 31, 2010.  TLX revenue increased $8.4 million year-over-year as TLX average revenue per mile increased approximately 2.3% and miles driven to support our TLX revenue increased 11.6%.  The increase in miles and average revenue per mile is mainly attributable to new business wins. The remaining $0.7 million increase in logistics revenue was attributable to increases in other non-mileage based logistic revenues, such as drayage services.  The increase in non-mileage based services was in conjunction with the improvement in TLX business volumes.

Other revenue, which includes warehousing services and terminal handling, accounts for the final component of Forward Air operating revenue. Other revenue increased $2.6 million, or 10.4%, to $27.7 million during the year ended December 31, 2011 from $25.1 million during the year ended December 31, 2010.  The increase in revenue was primarily due to increases in other pick-up and delivery services as well as handling and sorting services that primarily increased in conjunction with the increase in our airport-to-airport business.

FASI

FASI operating revenue increased $0.7 million, or 1.0%, to $73.2 million for the year ended December 31, 2011 from $72.5 million for the year ended December 31, 2010.  FASI's year-over-year revenue growth was impeded by customer losses during 2010 which were mostly offset by new business wins during 2011.  In particular, during the second quarter of 2010, we ceased providing services to one of FASI’s largest customers at the time.  These customer losses resulted in approximately $5.4 million less FASI revenue in 2011 compared to 2010, but these losses were mostly offset by new customer wins and increased fuel surcharge revenue.

Intercompany Eliminations

Intercompany eliminations decreased $0.2 million, or 13.3%, to $1.3 million during the year ended December 31, 2011 from $1.5 million during the year ended December 31, 2010.   The intercompany eliminations are the result of truckload and airport-to-airport services Forward Air provided to FASI.  FASI also provided cartage and station agent services to Forward Air.  The decrease in intercompany eliminations was the result of reduced airport-to-airport and truckload services Forward Air provided to FASI.

Purchased Transportation

Purchased transportation increased by $21.6 million, or 10.7%, to $223.0 million for the year ended December 31, 2011 from $201.4 million for the year ended December 31, 2010.  As a percentage of total operating revenue, purchased transportation was 41.6% during the years ended December 31, 2011 and 2010.

Forward Air

Forward Air’s purchased transportation increased by $20.2 million, or 10.9%, to $206.0 million for the year ended December 31, 2011 from $185.8 million for the year ended December 31, 2010. The increase in purchased transportation is primarily attributable to an increase of approximately 7.7% in miles driven and a 3.0% increase in the total cost per mile for the year ended December 31, 2011 versus the year ended December 31, 2010. As a percentage of segment operating revenue, Forward Air purchased transportation was 44.4% during the year ended December 31, 2011 compared to 45.0% for the year ended December 31, 2010.

Purchased transportation costs for our airport-to-airport network increased $13.7 million, or 10.6%, to $143.0 million for the year ended December 31, 2011 from $129.3 million for the year ended December 31, 2010.  For the year ended December 31, 2011, purchased transportation for our airport-to-airport network decreased to 39.5% of airport-to-airport revenue from 40.1% for the year ended December 31, 2010.  The $13.7 million increase is attributable to a 6.1% increase in miles driven by our network of owner-operators or third party transportation providers in addition to a 2.1% increase in cost per mile paid to our network of owner-operators or third party transportation providers.  The increase in miles increased purchased transportation by $6.6 million while the increase in cost per mile increased purchased transportation $2.3 million.  Miles driven by our network of owner-operators or third party transportation providers increased in conjunction with the tonnage increase discussed above. The 2.1% increase in airport-to-airport cost per mile was mostly the result of increased utilization of more costly third party transportation providers as opposed to our network of owner-operators and various changes to the compensation packages for our network of owner operators.  We increased our use of third party transportation provides in order to fill the capacity required by the increased business volumes discussed above.   The remaining increase was attributable to a $4.8 million increase in third party transportation costs associated with the increased Complete volumes and attachment rates discussed above.

Purchased transportation costs for our logistics revenue increased $6.0 million, or 12.0%, to $56.2 million for the year ended December 31, 2011 from $50.2 million for the year ended December 31, 2010. For the year ended December 31, 2011, logistics’ purchased transportation costs represented 75.2% of logistics revenue versus 76.5% for the year ended December 31, 2010. The increase in logistics’ purchased transportation was largely attributable to the $5.5 million, or 11.8%, increase in TLX purchased transportation.  Miles driven to support our TLX revenue increased 11.6% but the cost per mile was consistent year-over-year.   Other non-mileage based logistics' purchased transportation costs related to our drayage and other services increased $0.5 million.

     Purchased transportation costs related to our other revenue increased $0.5 million, or 7.9%, to $6.8 million for the year ended December 31, 2011 from $6.3 million for the year ended December 31, 2010. Other purchased transportation costs as a percentage of other revenue decreased to 24.5% of other revenue for the year ended December 31, 2011 from 25.1% for the year ended December 31, 2010.  The decrease in other purchased transportation costs as a percentage of other revenue is attributable to the reduced use of more costly third party transportation providers, as opposed to Company-employed drivers or our network of owner-operators, to provide the transportation services associated with our other revenues, such as freight and container transfers and other miscellaneous pick-up and delivery services. In addition, the decrease in other purchased transportation costs is also attributable to rate reductions received from pick-up and delivery transportation providers in certain large markets.

FASI

FASI purchased transportation increased $1.3 million, or 7.7%, to $18.2 million for the year ended December 31, 2011 from $16.9 million for the year ended December 31, 2010.  FASI purchased transportation as a percentage of revenue was 24.9% for the year ended December 31, 2011 compared to 23.3% for the year ended December 31, 2010.  The increase in FASI purchased transportation in total dollars and as a percentage of revenue was attributable to our continued efforts to convert from Company-employed drivers to owner-operators and certain new business having an increased linehaul component which increased the utilization of owner-operators and third-party transportation providers.

Intercompany Eliminations

Intercompany eliminations decreased $0.1 million, or 7.7%, to $1.2 million during the year ended December 31, 2011 from $1.3 million during the year ended December 31, 2010.  The intercompany eliminations are the result of truckload and airport-to-airport services Forward Air provided to FASI during the year end December 31, 2011.  FASI also provided cartage services to Forward Air.  The decrease in intercompany eliminations was the result of reduced airport-to-airport and truckload services Forward Air provided to FASI.

Salaries, Wages, and Benefits

Salaries, wages and employee benefits increased $1.6 million, or 1.2%, to $130.7 million for the year ended December 31, 2011 from $129.1 million for the year ended December 31, 2010.  As a percentage of total operating revenue, salaries, wages and employee benefits was 24.4% during the year ended December 31, 2011 compared to 26.7% in December 31, 2010.

Forward Air

Salaries, wages and employee benefits of Forward Air increased by $3.0 million, or 3.1%, to $101.3 million for the year ended December 31, 2011 from $98.3 million for the year ended December 31, 2010.  Salaries, wages and employee benefits were 21.8% of Forward Air’s operating revenue for the year ended December 31, 2011 compared to 23.8% for the year ended December 31, 2010.  The reduction in salaries, wages, and benefits as a percentage of revenue is primarily attributable to a $1.9 million, or 0.6% as a percentage of revenue, decrease in workers’ compensation losses. The decrease in workers’ compensation losses resulted from a current year reduction of workers’ compensation loss development reserves as a result of the current year actuary analysis as well as reduced current year claims. Also, contributing to the improvement in salaries, wages and benefits was a 0.3% decline in employee incentives as a percentage of revenue. The decrease in employee incentives as a percentage of revenue was largely due to reduced accruals for quarterly and annual performance goals. The remaining improvement in salaries, wages and employee benefits as a percentage of revenue is the result of the increase in revenue outpacing the increase in salaries, wages and employee benefits. The increase in salaries, wages and employee benefits in total dollars is largely due to increased variable wages, primarily dock and terminal employees, which increased in conjunction with the volume increases discussed previously.

FASI

Salaries, wages and employee benefits of FASI decreased by $1.4 million, or 4.5%, to $29.4 million for the year ended December 31, 2011 from $30.8 million for the year ended December 31, 2010.  As a percentage of FASI operating revenue, salaries, wages and benefits decreased to 40.2% for the year ended December 31, 2011 compared to 42.5% for the year ended December 31, 2010.  FASI salaries, wages and employee benefits are higher as a percentage of operating revenue than our Forward Air segment, as a larger percentage of the transportation services are performed by Company-employed drivers.  The decrease in salaries, wages and employee benefits as a percentage of revenue is attributable to reduced dock wages, Company-employed driver pay, workers’ compensation and health insurance claims and administrative compensation.   As noted above, to move FASI to a more variable cost structure, we continued to shift, wherever feasible, from Company-employed drivers to owner-operators.  As a result, we reduced pay to Company-employed drivers by 0.5% as a percentage of revenue.  Also, for the year ended December 31, 2011 we reduced our dock wages by 0.6% as a percentage of revenue compared to the year ended December 31, 2010.  The improvement in dock wages is largely the result of efficiencies gained by installing conveyor systems in our larger facilities and replacing contract labor with Company-employed dock personnel.  Workers’ compensation claims and groups insurance also decreased approximately 0.8% as a percentage of revenue on improved current year claim experience and reductions of workers' compensation loss development reserves as a result of the current year actuary analysis . The remaining improvement in salaries, wages and employee benefits as a percentage of revenue is the result of reduced administrative salaries and benefits as a result of our on-going efforts to control FASI costs.

Operating Leases

Operating leases increased by $0.8 million, or 3.0%, to $27.1 million for the year ended December 31, 2011 from $26.3 million in the year ended December 31, 2010.  Operating leases, the largest component of which is facility rent, were 5.0% of consolidated operating revenue for the year ended December 31, 2011 compared with 5.4% for the year ended December 31, 2010.

Forward Air

Operating leases increased $1.1 million, or 5.9%, to $19.7 million for the year ended December 31, 2011 from $18.6 million for the year ended December 31, 2010.  Operating leases were 4.2% of Forward Air’s operating revenue for the year ended December 31, 2011 compared with 4.5% for the year ended December 31, 2010.  The $1.1 million increase was the result of a $0.5 million increase in facility rent and $0.6 million increase in trailer rentals. Facility rent increased as certain existing terminals were relocated to larger facilities during the last half of 2010. Trailer rentals increased to provide additional capacity until new trailers were purchased during the third quarter of 2011.

FASI

Operating leases decreased $0.3 million, or 3.9%, to $7.4 million for the year ended December 31, 2011 from $7.7 million for the year ended December 31, 2010.  Operating leases were 10.1% of FASI operating revenue for the year ended December 31, 2011 compared with 10.6% for the year ended December 31, 2010.  The $0.3 million decrease was attributable to lower facility rent and reduced costs for leased tractors and vehicles. Office rent decreased $0.1 million due to a full year of rent savings on the consolidation of over-lapping facilities with Forward Air. Leased tractors and vehicles declined $0.2 million as leased equipment was replaced with either owner-operator units or Company-owned units.

Depreciation and Amortization

Depreciation and amortization increased $0.6 million, or 2.9%, to $21.0 million for the year ended December 31, 2011 from $20.4 million for the year ended December 31, 2010.  Depreciation and amortization was 3.9% of consolidated operating revenue for the year ended December 31, 2011 compared with 4.2% for the year ended December 31, 2010.

Forward Air

Depreciation and amortization increased $0.3 million, or 1.8%, to $16.8 million for the year ended December 31, 2011 from $16.5 million for the year ended December 31, 2010.  Depreciation and amortization expense as a percentage of Forward Air operating revenue was 3.6% in the year ended December 31, 2011 compared to 4.0% for the year ended December 31, 2010.  The increase in depreciation is attributable to a $0.5 million increase in depreciation on forklifts and new computers and related equipment offset by a $0.1 million decrease in trailer and tractor depreciation and a $0.1 million decrease in building amortization. The decrease in trailer and tractor depreciation was attributable to older equipment becoming fully depreciated partially offset by depreciation on new trailers and tractors purchased in the third quarter of 2011. The decline in building amortization is due to the termination of a facility capital lease during the third quarter of 2010.

FASI

Depreciation and amortization increased $0.3 million, or 7.7%, to $4.2 million for the year ended December 31, 2011 from $3.9 million for the year ended December 31, 2010.  Depreciation and amortization expense as a percentage of FASI operating revenue was 5.7% for the year ended December 31, 2011 compared to 5.4% for the year ended December 31, 2010.  The $0.3 million increase is primarily attributable to new tractors, vehicles and conveyor systems purchased during the second half of 2010 and the first half of 2011.

Insurance and Claims

Insurance and claims expense increased $0.4 million, or 4.8%, to $8.8 million for the year ended December 31, 2011 from $8.4 million for the year ended December 31, 2010.  Insurance and claims was 1.6% of consolidated operating revenue during 2011 compared with 1.7% in 2010.

Forward Air

Forward Air insurance and claims expense increased $1.0 million, or 16.1%, to $7.2 million for the year ended December 31, 2011 from $6.2 million for the year ended December 31, 2010.  Insurance and claims as a percentage of Forward Air’s operating revenue was 1.6% in the year ended December 31, 2011 compared to 1.5% for the year ended December 31, 2010. The increase in insurance and claims was the result of a $0.7 million increase in reserves for claims and loss development and a $0.5 million increase in accident related vehicle damage. These increases were partially offset by a $0.2 million decline in legal and professional fees associated with vehicle and cargo claims. The $0.7 million increase in reserves for claims and loss development is attributable to increased known reserves for certain accidents and additional loss development required by the current year actuary analysis. The increase in accident related vehicle damage is primarily the result of damage repairs required on rented trailers and tractors.

FASI

FASI insurance and claims decreased $0.6 million to $1.6 million for the year ended December 31, 2011 from $2.2 million for the year ended December 31, 2010. As a percentage of operating revenue, insurance and claims was 2.2% for the year ended December 31, 2011 compared to 3.0% for the year ended December 31, 2010. The $0.6 million decrease is attributable to reduced cargo claims. We attribute the decline in cargo claims to improvements in our security and processes to investigate and resolve missing or damaged freight.

Fuel Expense

Fuel expense increased $1.5 million, or 17.6%, to $10.0 million in the year ended December 31, 2011 from $8.5 million in the year ended December 31, 2010.  Fuel expense was 1.9% of consolidated operating revenue for the year ended December 31, 2011 compared to 1.8% for the year ended December 31, 2010.

Forward Air

Forward Air fuel expense increased $0.6 million, or 15.8%, to $4.4 million for the year ended December 31, 2011 from $3.8 million in the year ended December 31, 2010.  Fuel expense was 0.9% of Forward Air’s operating revenue for the years ended December 31, 2011 and 2010. The increase in total dollars is attributable to increased mileage activity as well as increased average fuel prices during the year end December 31, 2011 compared to the year ended December 31, 2010.

FASI

FASI fuel expense increased $0.9 million, or 19.1%, to $5.6 million for the year ended December 31, 2011 from $4.7 million for the year ended December 31, 2010.  Fuel expenses were 7.6% of FASI operating revenue during the year ended December 31, 2011 compared to 6.5% for the year ended December 31, 2010.  FASI fuel expense is significantly higher as a percentage of operating revenue than Forward Air’s fuel expense, as FASI utilizes a higher ratio of Company-employed drivers and Company-owned or leased vehicles in its operations than Forward Air.  The increase in FASI fuel expense was attributable to the increase in average fuel prices during the year ended December 31, 2011 as compared to the year ended December 31, 2010 net of reductions in miles driven by Company-owned or leased units.

Other Operating Expenses

Other operating expenses increased $2.6 million, or 7.2%, to $38.7 million for the year ended December 31, 2011 from $36.1 million for the year ended December 31, 2010.  Other operating expenses were 7.2% of consolidated operating revenue for the year ended December 31, 2011 compared with 7.5% for the year ended December 31, 2010.

Forward Air

Forward Air other operating expenses increased $2.8 million, or 9.4%, to $32.6 million for the year ended December 31, 2011 from $29.8 million for the year ended December 31, 2010.  Forward Air other operating expenses were 7.0% of operating revenue for the year ended December 31, 2011 compared to 7.2% for the year ended December 31, 2010.  The increase in other operating expenses is attributable to increased variable costs, such as vehicle maintenance and dock supplies, during the year ended December 31, 2011, and the other operating expenses for the year ended December 31, 2010 being reduced by a $0.7 million gain on the termination of a capital lease. Forward Air variable costs increased during the year ended December 31, 2011, in conjunction with the shipping volume increases discussed previously, and decreased as a percentage of revenue as these increases were outpaced by the increase in Forward Air revenue.

FASI

FASI other operating expenses decreased $0.3 million, or 4.6%, to $6.2 million for the year ended December 31, 2011 compared to $6.5 million for the year ended December 31, 2010.  FASI other operating expenses were 8.5% of operating revenue for the year ended December 31, 2011 compared to 9.0% for the year ended December 31, 2010.  The $0.3 million decrease is attributable to reductions in dock supplies and savings from combining facilities with Forward Air. The FASI customer losses discussed above were largely responsible for a $0.1 million decrease in dock supplies due to the discontinued customers’ packing requirements. FASI's utility, property taxes and other facility related costs were reduced by approximately $0.2 million primarily due to a full year of cost reductions associated with combining certain locations with Forward Air facilities.

Intercompany Eliminations

Intercompany eliminations were $0.1 million during the year ended December 31, 2011 compared to $0.2 million for the year ended December 31, 2010. The intercompany eliminations are for agent station services FASI provided to Forward Air during the years ended December 31, 2011 and 2010.

Income from Operations

Income from operations increased by $23.4 million, or 43.6%, to $77.1 million for the year ended December 31, 2011 compared with $53.7 million for the year ended December 31, 2010.  Income from operations was 14.4% of consolidated operating revenue for the year ended December 31, 2011 compared with 11.1% for the year ended December 31, 2010.

Forward Air

Income from operations increased by $22.6 million, or 41.9%, to $76.5 million for the year ended December 31, 2011 compared with $53.9 million for the year ended December 31, 2010.   Forward Air’s income from operations was 16.5% of operating revenue for the year ended December 31, 2011 compared with 13.1% for the year ended December 31, 2010.  The increase in income from operations was primarily the result of the increased revenue discussed previously and the resulting positive leverage the additional revenue provides against the fixed costs of the Forward Air network. Also, as discussed previously, contributing to the improvement in results was the favorable workers’ compensation reserve adjustment partially offset by increased reserves for vehicle accidents.

FASI

FASI results from operations improved by $0.8 million to $0.6 million of income from operations for the year ended December 31, 2011 from a loss from operations of $0.2 million for the year ended December 31, 2010.  FASI income from operations was 0.8% of operating revenue for the year ended December 31, 2011 compared with the loss from operations being 0.3% of operating revenue for the year ended December 31, 2010.  The improvement in FASI’s results from operations was primarily driven by lower health and workers’ compensation losses, the discontinuance of low yield business and continuing efforts to improve operating efficiencies and control variable and controllable costs such as cargo claims.

Interest Expense

Interest expense was $0.6 million for the year ended December 31, 2011 and decreased $0.1 million, or 14.3%, from $0.7 million for the year ended December 31, 2010. Decrease in interest expense was primarily attributable to the maturity of capital lease arrangements and the corresponding decrease in associated interest expense.

Other, Net

Other, net was income of $0.1 million for the years ended December 31, 2011 and 2010.

Provision for Income Taxes

The combined federal and state effective tax rate for the year ended December 31, 2011 was 38.4% compared to a rate of 39.7% for the year ended December 31, 2010.  The decrease in our effective tax rate is primarily attributable to the reenactment of certain tax credits which originally expired in 2009 but were extended through 2011 and made retroactive for 2010. At this time the related tax credits have expired and will not be available in 2012, unless extended by Congress.

Further reducing our effective tax rate was a $0.1 million reduction of income tax contingency reserves due to the lapsing of statutes on certain state income tax filings. Finally, contributing to the decrease in our effective tax rate is the increase in our net income before income taxes combined with reductions in non-deductible expenses such as share-based compensation for incentive stock options.

Net Income

As a result of the foregoing factors, net income increased by $15.2 million, or 47.5%, to $47.2 million for the year ended December 31, 2011 compared to $32.0 million for the year ended December 31, 2010.

Results of Operations

The following table sets forth our historical financial data for the years ended December 31, 2010 and 2009 (in millions):

	Year ended
	December 31,	December 31,		Percent
	2010	2009	Change	Change
Operating revenue	$483.9	$417.4	$66.5	15.9%
Operating expenses:
Purchased transportation	201.4	174.4	27.0	15.5
Salaries, wages, and employee benefits	129.1	118.8	10.3	8.7
Operating leases	26.3	27.3	(1.0)	(3.7)
Depreciation and amortization	20.4	19.7	0.7	3.6
Insurance and claims	8.4	9.7	(1.3)	(13.4)
Fuel expense	8.5	7.3	1.2	16.4
Other operating expenses	36.1	34.4	1.7	4.9
Impairment of goodwill and other intangible assets	—	7.2	(7.2)	(100.0)
Total operating expenses	430.2	398.8	31.4	7.9
Income from operations	53.7	18.6	35.1	188.7
Other income (expense):
Interest expense	(0.7)	(0.7)	—	—
Other, net	0.1	0.1	—	—
Total other expense	(0.6)	(0.6)	—	—
Income before income taxes	53.1	18.0	35.1	195.0
Income taxes	21.1	8.2	12.9	157.3
Net income	$32.0	$9.8	$22.2	226.5%

The following table sets forth our historical financial data by segment for the years ended December 31, 2010 and 2009 (in millions):

	Year ended
	December 31,	Percent of	December 31,	Percent of		Percent
	2010	Revenue	2009	Revenue	Change	Change
Operating revenue
Forward Air	$412.9	85.3%	$346.3	83.0%	$66.6	19.2%
FASI	72.5	15.0	72.5	17.4	—	—
Intercompany eliminations	(1.5)	(0.3)	(1.4)	(0.4)	(0.1)	7.1
Total	483.9	100.0	417.4	100.0	66.5	15.9

Purchased transportation
Forward Air	185.8	45.0	160.3	46.3	25.5	15.9
FASI	16.9	23.3	15.4	21.2	1.5	9.7
Intercompany eliminations	(1.3)	86.7	(1.3)	92.9	—	—
Total	201.4	41.6	174.4	41.8	27.0	15.5

Salaries, wages and employee benefits
Forward Air	98.3	23.8	85.7	24.7	12.6	14.7
FASI	30.8	42.5	33.1	45.6	(2.3)	(6.9)
Total	129.1	26.7	118.8	28.5	10.3	8.7

Operating leases
Forward Air	18.6	4.5	18.7	5.4	(0.1)	(0.5)
FASI	7.7	10.6	8.6	11.9	(0.9)	(10.5)
Total	26.3	5.4	27.3	6.5	(1.0)	(3.7)

Depreciation and amortization
Forward Air	16.5	4.0	16.1	4.6	0.4	2.5
FASI	3.9	5.4	3.6	5.0	0.3	8.3
Total	20.4	4.2	19.7	4.7	0.7	3.6

Insurance and claims
Forward Air	6.2	1.5	7.6	2.2	(1.4)	(18.4)
FASI	2.2	3.0	2.1	2.9	0.1	4.8
Total	8.4	1.7	9.7	2.3	(1.3)	(13.4)

Fuel expense
Forward Air	3.8	0.9	3.1	0.9	0.7	22.6
FASI	4.7	6.5	4.2	5.8	0.5	11.9
Total	8.5	1.8	7.3	1.8	1.2	16.4

Other operating expenses
Forward Air	29.8	7.2	27.7	8.0	2.1	7.6
FASI	6.5	9.0	6.8	9.4	(0.3)	(4.4)
Intercompany eliminations	(0.2)	13.3	(0.1)	7.1	(0.1)	100.0
Total	36.1	7.5	34.4	8.3	1.7	4.9

Impairment of goodwill and other intangible assets

Forward Air	—	—	0.2	0.1	(0.2)	(100.0)
FASI	—	—	7.0	9.6	(7.0)	(100.0)
Total	—	—	7.2	1.7	(7.2)	(100.0)

Income (loss) from operations
Forward Air	53.9	13.1	26.9	7.8	27.0	100.4
FASI	(0.2)	(0.3)	(8.3)	(11.4)	8.1	(97.6)
Total	$53.7	11.1%	$18.6	4.4%	$35.1	188.7%

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

Forward Air

Forward Air operating revenue increased $66.6 million, or 19.2%, to $412.9 million from $346.3 million, accounting for 85.3% of consolidated operating revenue for the year ended December 31, 2010. Airport-to-airport revenue, which is the largest component of our consolidated operating revenue, increased $53.4 million, or 19.9%, to $322.2 million from $268.8 million, accounting for 78.0% of the segment's operating revenue during the year ended December 31, 2010 compared to 77.6% for the year ended December 31, 2009.  A significant increase in tonnage and an increase in our base revenue per pound, excluding net fuel surcharge revenue and Forward Air Complete (“Complete”) revenue, accounted for $38.0 million of the increase in airport-to-airport revenue. Our airport-to-airport business is priced on a per pound basis and the average revenue per pound, excluding the impact of fuel surcharges and Complete, increased 2.1% for the year ended December 31, 2010 versus the year ended December 31, 2009. Tonnage that transited our network increased by 13.9% during the year ended December 31, 2010 compared with the year ended December 31, 2009.  The increase in tonnage was primarily driven by the improved economic conditions during 2010 and the resulting increase in shipping activity.  Average base revenue per pound increased as a result of a general rate increase implemented on May 1, 2010.  The remaining increase in airport-to-airport revenue is the result of increased net fuel surcharge revenue and Complete pick-up and delivery revenue.  Net fuel surcharge revenue increased $7.8 million during the year ended December 31, 2010 as compared to the year ended December 31, 2009 as a result of higher average fuel prices and increased overall business volumes.  Complete pick-up and delivery revenue increased $7.6 million during the year ended December 31, 2010 compared to 2009.  The increase in Complete revenue is attributable to an increased attachment rate of the Complete service to our standard airport-to-airport service and the overall improvement in tonnage volumes during the year ended December 31, 2010 compared to the year ended December 31, 2009.

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

Forward Air

Forward Air's purchased transportation increased by $25.5 million, or 15.9%, to $185.8 million for the year ended December 31, 2010 from $160.3 million for the year ended December 31, 2009. The increase in purchased transportation is primarily attributable to an increase of approximately 12.2% in miles driven and a 3.3% increase in the total cost per mile for the year ended December 31, 2010 versus the year ended December 31, 2009. As a percentage of segment operating revenue, Forward Air purchased transportation was 45.0% during the year ended December 31, 2010 compared to 46.3% for the year ended December 31, 2009.

Purchased transportation costs for our airport-to-airport network increased $16.5 million, or 14.6%, to $129.3 million for the year ended December 31, 2010 from $112.8 million for the year ended December 31, 2009.  For the year ended December 31, 2010, purchased transportation for our airport-to-airport network decreased to 40.1% of airport-to-airport revenue from 42.0% for the year ended December 31, 2009.  The $16.5 million increase is attributable to a 10.5% increase in miles driven by our network of owner-operators or third party transportation providers in addition to a 2.2% increase in cost per mile paid to our network of owner-operators or third party transportation providers. The increase in miles increased purchased transportation by $10.0 million while the increase in cost per mile increased purchased transportation $2.3 million.  Miles driven by our network of owner-operators or third party transportation providers increased in conjunction with the tonnage increase discussed above. The 2.2% increase in airport-to-airport cost per mile was the result of increased utilization of more costly third party transportation providers as opposed to our network of owner-operators. We increased our use of third party transportation providers in order to fill the capacity required by the increased business volumes discussed above.   In addition to these increases in airport-to-airport purchased transportation was a $4.2 million increase in expenses for third party transportation costs associated with the increased customer utilization of Complete.

Purchased transportation costs for our logistics revenue increased $8.0 million, or 19.0%, to $50.2 million for the year ended December 31, 2010 from $42.2 million for the year ended December 31, 2009. For the year ended December 31, 2010, logistics' purchased transportation costs represented 76.5% of logistics revenue versus 77.6% for the year ended December 31, 2009. The increase in logistics' purchased transportation was largely attributable to the $7.5 million, or 19.1%, increase in TLX purchased transportation.  Miles driven to support our TLX revenue increased 16.8% and the cost per mile increased approximately 2.0% during 2010 compared to 2009.   The increase in cost per mile was mostly attributable to the increased utilization of our more costly third party transportation providers as opposed to our network of owner-operators.  Other non-mileage based logistics' purchased transportation costs related to our drayage and other services increased $0.5 million.

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

Forward Air

Salaries, wages and employee benefits of Forward Air increased by $12.6 million, or 14.7%, to $98.3 million for the year ended December 31, 2010 from $85.7 million for the year ended December 31, 2009.  Salaries, wages and employee benefits were 23.8% of Forward Air's operating revenue for the year ended December 31, 2010 compared to 24.7% for the year ended December 31, 2009. The $12.6 million increase in salaries, wages, and benefits was driven by increases in employee incentives, loss development reserves associated with workers' compensation claims, health insurance claims and variable wages.  Employee incentives increased $4.9 million on achievement of quarterly and annual performance goals for the year ended December 31, 2010.  Workers' compensation claims increased $0.9 million on increases in loss development reserves associated with prior period claims.  Health insurance claims increased $1.4 million primarily as a result of a small number of individually large medical claims that reached our self-insured limits during the year ended December 31, 2010. These increases were partially offset by a $0.6 million reduction in share-based compensation. The decrease in share-based compensation was mainly due to final vesting of our 2007 stock option awards partially offset by 2010 stock option grants to key employees. The remaining $6.0 million increase is associated with increased variable wages, primarily dock employees, which increased in conjunction with the increased business volumes discussed above.

FASI

Salaries, wages and employee benefits of FASI decreased by $2.3 million, or 6.9%, to $30.8 million for the year ended December 31, 2010 from $33.1 million for the year ended December 31, 2009.  As a percentage of FASI operating revenue, salaries, wages and benefits decreased to 42.5% for the year ended December 31, 2010 compared to 45.6% for the year ended December 31, 2009.  FASI salaries, wages and employee benefits are higher as a percentage of operating revenue than our Forward Air segment, as a larger percentage of the transportation services are performed by Company-employed drivers.  The decrease in salaries, wages and employee benefits as a percentage of revenue is attributable to reduced dock wages, Company-employed driver pay and reduced workers' compensation and health insurance claims.   As noted above, to move FASI to a more variable cost structure, we are in the process of shifting, wherever feasible, from Company-employed drivers to owner-operators.  As a result, we reduced pay to Company-employed drivers by 1.7% as a percentage of revenue.  Also, for the year ended December 31, 2010 we reduced our dock wages by 0.8% as a percentage of revenue compared to the year ended December 31, 2009.  The improvement in dock wages is largely the result of efficiencies gained by installing conveyor systems in our larger facilities and replacing contract labor with Company-employed dock personnel. Workers' compensation claims and employee health insurance also decreased approximately 0.9% as a percentage of revenue on improved current year claim experience.

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

Forward Air

Operating leases decreased $0.1 million, or 0.5%, to $18.6 million for the year ended December 31, 2010 from $18.7 million for the year ended December 31, 2009. Operating leases were 4.5% of Forward Air's operating revenue for the year ended December 31, 2010 compared with 5.4% for the year ended December 31, 2009.  The decrease in operating leases is mostly attributable to a $0.1 million decrease in office rent. The decline in office rent was the result of completing our new regional hub in Dallas/Fort Worth at the beginning of the third quarter of 2009.  In conjunction with the opening of this facility we were able to move out of the previously leased facilities and reduce operating lease expense.  This reduction has been partially offset by certain existing terminals being relocated to larger facilities.

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

Forward Air

Depreciation and amortization increased $0.4 million, or 2.5%, to $16.5 million for the year ended December 31, 2010 from $16.1 million for the year ended December 31, 2009. Depreciation and amortization expense as a percentage of Forward Air operating revenue was 4.0% in the year ended December 31, 2010 compared to 4.6% for the year ended December 31, 2009. Approximately $0.3 million of the increase is attributable to new trailers purchased in the fourth quarter of 2009 and mid 2010. The remaining $0.1 million increase is primarily the result of a full year of depreciation on our Dallas/Fort Worth regional hub net of allocations of depreciation expense for the facility's usage to FASI.

FASI

Depreciation and amortization increased $0.3 million, or 8.3%, to $3.9 million for the year ended December 31, 2010 from $3.6 million for the year ended December 31, 2009. Depreciation and amortization expense as a percentage of FASI operating revenue was 5.4% for the year ended December 31, 2010 compared to 5.0% for the year ended December 31, 2009. The $0.3 million increase is largely attributable to an allocation of depreciation expense for FASI's proportionate usage of the Dallas/Fort Worth regional hub and depreciation on conveyor systems installed in certain terminals during 2010.

Insurance and Claims

Insurance and claims expense decreased $1.3 million, or 13.4%, to $8.4 million for the year ended December 31, 2010 from $9.7 million for the year ended December 31, 2009.  Insurance and claims was 1.7% of consolidated operating revenue during 2010 compared with 2.3% in 2009.

Forward Air

Forward Air insurance and claims expense decreased $1.4 million, or 18.4%, to $6.2 million for the year ended December 31, 2010 from $7.6 million for the year ended December 31, 2009.  Insurance and claims as a percentage of Forward Air's operating revenue was 1.5% in the year ended December 31, 2010 compared to 2.2% for the year ended December 31, 2009. The decrease in insurance and claims is attributable to reduced premiums, vehicle accident claims and cargo claims, offset by increased legal and professional fees.  Insurance premiums decreased $1.1 million as a result of a decrease in insurance premiums compared to 2009 on renewed and renegotiated insurance plans and reductions of reserves for premium audits related to previous years. Reserves for current year vehicle accidents and cargo claims decreased $0.5 million on improved claims experience. These decreases were offset by a $0.3 million increase in legal and professional fees primarily associated with the litigation of prior year accidents and claims.

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

Forward Air

Forward Air fuel expense increased $0.7 million, or 22.6%, to $3.8 million for the year ended December 31, 2010 from $3.1 million in the year ended December 31, 2009.  Fuel expense was 0.9% of Forward Air's operating revenue for the years ended December 31, 2010 and 2009. The increase in total dollars is attributable to increased mileage activity as well as increased average fuel prices during the year end December 31, 2010 compared to the year ended December 31, 2009.

FASI

FASI fuel expense increased $0.5 million, or 11.9%, to $4.7 million for the year ended December 31, 2010 from $4.2 million for the year ended December 31, 2009.  Fuel expenses were 6.5% of FASI operating revenue during the year ended December 31, 2010 compared to 5.8% for the year ended December 31, 2009.  FASI fuel expense is significantly higher as a percentage of operating revenue than Forward Air's fuel expense, as FASI utilizes a higher ratio of Company-employed drivers and Company-owned or leased vehicles in its operations than Forward Air.  The increase in FASI fuel expense was attributable to the increase in average fuel prices during the year ended December 31, 2010 as compared to the year ended December 31, 2009 net of reductions in miles driven by Company-owned units.

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

FASI

FASI other operating expenses decreased $0.3 million, or 4.4%, to $6.5 million for the year ended December 31, 2010 compared to $6.8 million for the year ended December 31, 2009. FASI other operating expenses were 9.0% of operating revenue for the year ended December 31, 2010 compared to 9.4% for the year ended December 31, 2009. The $0.3 million decrease is attributable to reductions in vehicle maintenance, dock supplies and cost control efforts.  Vehicle maintenance decreased $0.2 million on reductions in leased and rented vehicles due to the turn-in of leased and rented vehicles assumed with the 2008 acquisitions.  The FASI customer losses discussed above were largely responsible for a $0.1 million decrease in dock supplies due to the discontinued customers' packing requirements.

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

Forward Air

Impairment of goodwill and other intangible assets was $0.2 million, or 0.1%, of Forward Air's operating revenue, during the year ended December 31, 2009.   During the year ended December 31, 2009, Forward Air recorded a non-cash $0.2 million charge to write off the net book value of certain truckload and cargo handling customer relationships that had been discontinued during 2009. Forward Air had no impairments to goodwill and other intangible assets in 2010.

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

Forward Air

Income from operations increased by $27.0 million to $53.9 million for the year ended December 31, 2010 compared with $26.9 million for the year ended December 31, 2009.   Forward Air's income from operations was 13.1% of operating revenue for the year ended December 31, 2010 compared with 7.8% for the year ended December 31, 2009. The increase in income from operations was primarily the result of the increased revenues discussed above and the resulting positive leverage the additional revenues provide against the fixed costs of the Forward Air network.

FASI

FASI loss from operations decreased by $8.1 million, or 97.6%, to a $0.2 million loss from operations for the year ended December 31, 2010 from a loss from operations of $8.3 million for the year ended December 31, 2009.  FASI loss from operations was 0.3% of operating revenue for the year ended December 31, 2010 compared with 11.4% for the year ended December 31, 2009. The decrease in FASI's loss from operations was primarily driven by the $7.0 million non-cash, goodwill impairment charge incurred in 2009.  The remaining decrease in FASI's loss from operations was attributable to the discontinuance of low yield business and continuing efforts to improve operating efficiencies and control variable and discretionary costs.

Interest Expense

Interest expense was $0.7 million for the years ended December 31, 2010 and 2009.

Other Income, Net

Other, net was income of $0.1 million for the years ended December 31, 2010 and 2009.

Provision for Income Taxes

The combined federal and state effective tax rate for the year ended December 31, 2010 was 39.7% compared to a rate of 45.3% for the year ended December 31, 2009. The decrease in our effective tax rate is primarily attributable to the increase in our income before income taxes combined with a decrease in share-based compensation on incentive stock options.  The share-based compensation for incentive stock options is mostly not deductible for income tax reporting. Also, decreasing the provision for income taxes during 2010 was a $0.1 million reduction in the valuation allowance associated with a decrease in FASI's net deferred tax assets. During 2009, we increased the valuation allowance on FASI's net deferred tax assets by $0.2 million. In addition, the provision for income taxes for the year ended December 31, 2009 was increased by a $0.2 million reserve for a state income tax contingency.

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

Allowance for Revenue Adjustments

Our allowance for revenue adjustments consists of amounts reserved for billing rate changes that are not captured upon load initiation. These adjustments generally arise: (i) when the sales department contemporaneously grants small rate changes (“spot quotes”) to customers that differ from the standard rates in the system; (ii) when freight requires dimensionalization or is reweighed resulting in a different required rate; (iii) when billing errors occur; and (iv) when data entry errors occur. When appropriate, permanent rate changes are initiated and reflected in the system. We monitor the manual revenue adjustments closely through the employment of various controls that are in place to ensure that revenue recognition is not compromised and that fraud does not occur. During 2011, average revenue adjustments per month were approximately $0.2 million, on average revenue per month of approximately $44.7 million (less than 1.0% of monthly revenue). In order to estimate the allowance for revenue adjustments related to ending accounts receivable, we prepare an analysis that considers average monthly revenue adjustments and the average lag for identifying and quantifying these revenue adjustments. Based on this analysis, we establish an allowance for approximately 40-80 days (dependent upon experience in the preceding twelve months) of average revenue adjustments, adjusted for rebates and billing errors. The lag is periodically adjusted based on actual historical experience. Additionally, the average amount of revenue adjustments per month can vary in relation to the level of sales or based on other factors (such as personnel issues that could result in excessive manual errors or in excessive spot quotes being granted). Both of these significant assumptions are continually evaluated for validity.

Self-Insurance Loss Reserves

Given the nature of our operating environment, we are subject to vehicle and general liability, workers’ compensation and employee health insurance claims. To mitigate a portion of these risks, we maintain insurance for individual vehicle and general liability claims exceeding $0.5 million and workers’ compensation claims and employee health insurance claims exceeding approximately $0.3 million, except in Ohio, where we are a qualified self-insured entity with an approximately $0.4 million self-insured retention. The amount of self-insurance loss reserves and loss adjustment expenses is determined based on an estimation process that uses information obtained from both company-specific and industry data, as well as general economic information. The estimation process for self-insurance loss exposure requires management to continuously monitor and evaluate the life cycle of claims. Using data obtained from this monitoring and our assumptions about the emerging trends, management develops information about the size of ultimate claims based on its historical experience and other available market information. The most significant assumptions used in the estimation process include determining the trend in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. Management also monitors the reasonableness of the judgments made in the prior year’s estimation process (referred to as a hindsight analysis) and adjusts current year assumptions based on the hindsight analysis. Additionally, we utilize actuarial analysis to evaluate open vehicle liability and workers’ compensation claims and estimate the ongoing development exposure.

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

At December 31, 2011, we had state net operating loss carryforwards of $8.2 million that will expire between 2013 and 2027.   The use of these state net operating losses is limited to the future taxable income of separate legal entities.  Based on expectations of future taxable income, management believes that it is more likely than not that the results of operations will not generate sufficient taxable income to realize the net operating loss benefits for $7.3 million in state loss carryforwards.  As a result, a valuation allowance has been provided for $7.3 million of these state loss carryforwards. The valuation allowance on these certain state loss carryforwards was approximately $0.3 million at December 31, 2011 and 2010.

We have also established a valuation allowance of less than $0.1 million on the state portion of FASI’s net deferred tax assets.  This valuation allowance was established based on expectations of future taxable income as management believes that it is more likely than not that the results of FASI operations will not generate sufficient taxable income to realize the state benefit of the net deferred tax assets.  Due to a reduction in FASI net deferred tax assets, this valuation allowance was reduced by less than $0.1 million from December 31, 2010.

Valuation of Goodwill

We conduct an annual (or more frequently if circumstances indicate possible impairment) impairment test of goodwill for each reporting unit at June 30 of each year.  The first step of the goodwill impairment test is the estimation of each reporting unit’s fair value.  If step one indicates that impairment potentially exists, the second step is performed to measure the amount of the impairment, if any.  Goodwill impairment exists when the calculated implied fair value of goodwill is less than its carrying value.  Changes in strategy or market conditions could significantly impact these fair value estimates and require adjustments to recorded asset balances.

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

Share-Based Compensation

Our general practice has been to make a single annual grant to key employees and to generally make other grants only in connection with new employment or promotions.  In addition, we make annual grants to non-employee directors in conjunction with their annual election to our Board of Directors or at the time of their appointment to the Board of Directors.   For employees, we have granted stock options, non-vested shares and performance shares.  For non-employee directors, we have granted non-vested shares annually beginning in 2006.

Stock options typically expire seven years from the grant date and vest ratably over a three-year period. The share-based compensation for stock options are recognized, net of estimated forfeitures, ratably over the requisite service period, or vesting period. Based on our historical experience, forfeitures were estimated. We used the Black-Scholes option-pricing model to estimate the grant-date fair value of options granted. The following table contains the weighted-average assumptions used to estimate the fair value of options granted.  These assumptions are highly subjective and changes in these assumptions can materially affect the fair value estimate.

	December 31, 2011	December 31, 2010	December 31, 2009
Expected dividend yield	1.0%	1.3%	0.9%
Expected stock price volatility	44.9%	45.7%	42.3%
Weighted average risk-free interest rate	2.4%	2.5%	2.0%
Expected life of options (years)	4.6	4.5	4.5

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

During 2011, we granted performance shares to key employees. Under the terms of the performance share agreements, on the third anniversary of the grant date, we will issue to the employees a calculated number of common stock shares based on the three year performance of our common stock share price as compared to the share price performance of a selected peer group. No shares may be issued if the share price performance outperforms 30% or less of the peer group, but the number of shares issued will be increased if the share price performs better than 90% of the peer group. The fair value of the performance shares was estimated using a Monte Carlo simulation with a risk free rate of return of 1.4% and a three year volatility of 47.7%. The share-based compensation for performance shares are recognized, net of estimated forfeitures, ratably over the requisite service period, or vesting period.

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

Impact of Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“the FASB”) expanded the disclosure requirements for fair value measurements. The expanded disclosures required a greater level of disaggregated information and additional disclosures about valuation techniques and inputs to fair value measurements. The amendment required expanded disclosures on transfers in and out of Level 1 and Level 2 fair values, activity in Level 3 investments and inputs and valuation techniques. For level 3 fair value measurements, the disclosure requirements were effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. The adoption of the provisions of this amendment required for periods beginning after December 15, 2010 did not have a material impact on our financial statement disclosures.

In May 2011, the FASB issued additional amendments to its fair value guidance in order to improve comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). These new amendments were not intended to establish valuation standards or affect valuation practices outside of financial reporting, but to explain how to measure fair value. These amendments require additional disclosures for transfer between Level 1 and Level 2 of the fair value hierarchy, sensitivity of Level 3 fair value measurements to changes in unobservable inputs and categorization by level of the fair value hierarchy for items required to be disclosed. These amendments are effective for interim and annual periods beginning after December 15, 2011. The adoption of the new amendments are not expected to have a material effect on our financial statement disclosures.
In September 2011, the FASB issued amendments to its goodwill and intangible asset guidance to permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether to perform the two-step goodwill impairment test. Under these new amendments, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that is more likely than not that its fair value is less than its carrying amount. These amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of these amendments may impact how we assess goodwill impairment but will not have a significant effect on our financial statement results or disclosures.
In 2011, the FASB issued amendments to require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. These amendments eliminate the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. As we do not currently have any items of comprehensive income, we will not be required to report comprehensive income and therefore at this time these amendments are not expected to significantly impact our financial statement presentation or disclosures.

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital expenditures, with cash flows from operations and borrowings under our bank lines of credit. Net cash provided by operating activities totaled approximately $77.0 million for the year ended December 31, 2011 compared to approximately $54.0 million for the year ended December 31, 2010. The increase in cash provided by operating activities is mainly attributable to a $19.3 million increase in net earnings after consideration of non-cash items and a $5.0 million decrease in cash used to fund payables and other assets.  These sources of cash were offset by a $1.3 million reduction in cash provided by accounts receivable. The decrease in cash used to fund payables and other assets was primarily attributable to increased income taxes payable as current income tax expenses increased by a larger amount than our estimated tax payments.   The decrease in cash from accounts receivable is largely attributable to the increase in business volumes during the year ended December 31, 2011, resulting in revenues that will not be collected until early 2012.

Net cash used in investing activities was approximately $19.7 million for the year ended December 31, 2011 compared with approximately $13.9 million used in investing activities during the year ended December 31, 2010. Investing activities during the year ended December 31, 2011 consisted primarily of capital expenditures for new tractors, trailers and vehicles to replace aging units.  The $1.3 million of proceeds from disposal of property and equipment is primarily from sales of older vehicles replaced by recent purchases.

Net cash used in financing activities totaled approximately $73.0 million for the year ended December 31, 2011 compared with approximately $7.6 million used in financing activities during the year ended December 31, 2010.  Cash used in financing activities for the year ended December 31, 2011 mainly included a $50.0 million payment on our line of credit, $26.1 million used for the repurchase of our common stock, $8.2 million used for our quarterly dividend payments and $0.6 million of scheduled capital lease payments.  The year-over-year increase in cash used for financing activities is attributable to the payment on our line of credit and the repurchases of our shares during 2011, there was no comparable activity in 2010.  These 2011 uses of cash were partially offset by a $11.7 million increase in cash from the exercise of stock options and the related tax benefit.

We currently have access to a $100.0 million senior credit facility that expires in October 2012.  Interest rates for advances under the senior credit facility are at LIBOR plus 0.6% to 0.9% based upon covenants related to total indebtedness to earnings.  At December 31, 2011, we had $90.7 million of available borrowing capacity under the senior credit facility, not including the accordion feature, and had utilized $9.3 million of availability for outstanding letters of credit.

In February 2012, we terminated the $100.0 million credit facility and entered into a new $150.0 million credit facility. This new facility has a term of five years and matures in February 2017. The Company entered into this larger credit facility in order to fund potential acquisitions, the repurchase of its common stock, and for financing other general business purposes. Interest rates for advances under the facility are LIBOR plus 1.1% to 1.6% based upon covenants related to total indebtedness to earnings. The agreement contains certain covenants and restrictions, none of which are expected to significantly affect our operations or ability to pay dividends. No assets are pledged as collateral against the credit facility.

     In July 2007, our Board of Directors approved a stock repurchase program (“Repurchase Plan”) for up to two million shares of our common stock. During the year ended December 31, 2011, we repurchased 973,768 shares of common stock under the Repurchase Plan for $26.1 million, or an average cost of $26.80 per share. As of December 31, 2011, 815,059 shares remain that may be repurchased under the Repurchase Plan.

During each quarter of 2011, 2010 and 2009, cash dividends of $0.07 per share were declared on Common Stock outstanding. We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by our Board of Directors.

We believe that our available cash, investments, expected cash generated from future operations and borrowings under the available senior credit facility will be sufficient to satisfy our anticipated cash needs for at least the next twelve months.

Off-Balance Sheet Arrangements

At December 31, 2011, we had letters of credit outstanding from banks totaling $9.3 million required primarily by our workers’ compensation and vehicle liability insurance providers.

Contractual Obligations and Commercial Commitments

Our contractual obligations and other commercial commitments as of December 31, 2011 (in thousands) are summarized below:

Contractual Obligations	Payment Due Period
					2017 and
	Total	2012	2013-2014	2015-2016	Thereafter
Capital lease obligations	$926	$585	$341	$—	—
Equipment purchase commitments	15,207	15,207	—	—	—
Operating leases	78,713	19,682	31,555	18,526	8,950
Total contractual cash obligations	$94,846	$35,474	$31,896	$18,526	$8,950

Not included in the above table are reserves for unrecognized tax benefits and for self insurance claims of $0.7 million and $11.2 million, respectively. The equipment purchase commitments are for various trailers, vehicles and forklifts.  All of the above commitments are expected to be funded by cash on hand and cash flows from operations.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates principally to changes in interest rates and fuel prices. Our interest rate exposure relates principally to changes in interest rates for borrowings under our senior credit facility. The senior credit facility, for which no balance was outstanding at December 31, 2011, bears interest at variable rates. Based on our average outstanding borrowings in 2011, a hypothetical increase in our senior credit facility borrowing rate of 150 basis points, or an increase in the total effective interest rate from 0.9% to 2.4%, would increase our annual interest expense by approximately $0.8 million and would have decreased our annual cash flow from operations by approximately $0.8 million.

Our only other debt is capital lease obligations totaling $0.9 million.  These lease obligations all bear interest at a fixed rate.  Accordingly, there is no exposure to market risk related to these capital lease obligations.

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

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2011.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-K has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.  Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2011. In making this assessment, management used the framework set forth by the Committee on Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment, we have concluded, as of December 31, 2011, that our internal control over financial reporting was effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements for the year ended December 31, 2011, has issued an attestation report on the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Forward Air Corporation

We have audited Forward Air Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Forward Air Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting.  Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Forward Air Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Forward Air Corporation as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2011, of Forward Air Corporation and our report dated February 24, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Nashville, Tennessee
February 24, 2012

Item 9B.    Other Information

Not applicable.

Part III

Item 10.        Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K of the Securities Act and General Instruction G(3) to Form 10-K, the following information is included in Part I of this report. The ages listed below are as of December 31, 2011.

The following are our executive officers:

Name	Age	Position
Bruce A. Campbell	60	Chairman, President and Chief Executive Officer
Rodney L. Bell	49	Chief Financial Officer, Senior Vice President and Treasurer
Craig A. Drum	56	Senior Vice President, Sales
Matthew J. Jewell	45	Executive Vice President, Chief Legal Officer and Secretary
Chris C. Ruble	49	Executive Vice President, Operations

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

Other information required by this item with respect to our directors is incorporated herein by reference to our proxy statement for the 2012 Annual Meeting of Shareholders (the “2012 Proxy Statement”). The 2012 Proxy Statement will be filed with the SEC not later than 120 days subsequent to December 31, 2011.

Item 11.        Executive Compensation

The information required by this item is incorporated herein by reference to the 2012 Proxy Statement.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated herein by reference to the 2012 Proxy Statement.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the 2012 Proxy Statement.

Item 14.        Principle Accounting Fees and Services

The information required by this item is incorporated herein by reference to the 2012 Proxy Statement.

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

Forward Air Corporation

Date:	February 24, 2012	By:	/s/ Rodney L. Bell
Rodney L. Bell
Chief Financial Officer, Senior Vice President
and Treasurer (Principal Financial Officer)

		By:	/s/ Michael P. McLean
Michael P. McLean
Chief Accounting Officer, Vice President
and Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Bruce A. Campbell	Chairman, President and Chief Executive	February 24, 2012
Bruce A. Campbell	Officer (Principal Executive Officer)

/s/ Rodney L. Bell	Chief Financial Officer, Senior Vice President	February 24, 2012
Rodney L. Bell	and Treasurer ( Principal Financial Officer)

/s/ Michael P. McLean	Chief Accounting Officer, Vice President and	February 24, 2012
Michael P. McLean	Controller (Principal Accounting Officer)

/s/ Tracy A. Leinbach	Lead Director	February 24, 2012
Tracy A. Leinbach

/s/ Ron W. Allen	Director	February 24, 2012
Ron W. Allen

/s/ C. Robert Campbell	Director	February 24, 2012
C. Robert Campbell

/s/ Richard W. Hanselman	Director	February 24, 2012
Richard W. Hanselman

/s/ C. John Langley, Jr.	Director	February 24, 2012
C. John Langley, Jr.

/s/ Larry D. Leinweber	Director	February 24, 2012
Larry D. Leinweber

/s/ G. Michael Lynch	Director	February 24, 2012
G. Michael Lynch

/s/ Ray A. Mundy	Director	February 24, 2012
Ray A. Mundy

/s/ Gary L. Paxton	Director	February 24, 2012
Gary L. Paxton

Annual Report on Form 10-K

Item 8, Item 15(a)(1) and (2), (a)(3), (b) and (c)

List of Financial Statements and Financial Statement Schedule

Financial Statements and Supplementary Data

Certain Exhibits

Financial Statement Schedule

Year Ended December 31, 2011

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Forward Air Corporation

We have audited the accompanying consolidated balance sheets of Forward Air Corporation as of December 31, 2011 and 2010, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2011.  Our audits also included the financial statement schedule listed in the Index at Item 15(a).  These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forward Air Corporation at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Forward Air Corporation’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2012, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Nashville, Tennessee
February 24, 2012

Forward Air Corporation
Consolidated Balance Sheets
(Dollars in thousands)
	December 31, 2011	December 31, 2010
Assets
Current assets:
Cash and cash equivalents	$58,801	$74,504
Accounts receivable, less allowance of $1,503 in 2011 and $1,996 in 2010	70,922	62,763
Inventories	881	830
Prepaid expenses and other current assets	7,102	5,717
Deferred income taxes	2,011	2,149
Total current assets	139,717	145,963
Property and equipment:
Land	16,928	16,928
Buildings	65,457	65,433
Equipment	134,275	123,989
Leasehold improvements	5,778	5,907
Construction in progress	697	1,447
Total property and equipment	223,135	213,704
Less accumulated depreciation and amortization	93,267	87,272
Net property and equipment	129,868	126,432
Goodwill and other acquired intangibles:
Goodwill	43,332	43,332
Other acquired intangibles, net of accumulated amortization of $21,462 in 2011 and $16,871 in 2010	26,668	31,259
Total net goodwill and other acquired intangibles	70,000	74,591
Other assets	1,566	1,810
Total assets	$341,151	$348,796

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Balance Sheets (Continued)
(Dollars in thousands)
	December 31, 2011	December 31, 2010
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$12,392	$10,687
Accrued payroll and related items	7,739	5,858
Insurance and claims accruals	4,806	5,647
Payables to owner-operators	3,197	3,674
Collections on behalf of customers	473	430
Other accrued expenses	385	671
Income taxes payable	4,386	—
Current portion of capital lease obligations	552	638
Total current liabilities	33,930	27,605
Capital lease obligations, less current portion	333	883
Long-term debt, less current portion	—	50,000
Other long-term liabilities	8,860	8,106
Deferred income taxes	11,126	6,116
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, $0.01 par value: Authorized shares - 5,000,000; no shares issued	—	—
Common stock, $0.01 par value: Authorized shares - 50,000,000; issued and outstanding shares - 28,553,286 in 2011 and 29,030,919 in 2010	285	290
Additional paid-in capital	42,212	24,300
Retained earnings	244,405	231,496
Total shareholders’ equity	286,902	256,086
Total liabilities and shareholders’ equity	$341,151	$348,796

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Statements of Income
(In thousands, except per share data)
	Year ended
	December 31, 2011	December 31, 2010	December 31, 2009
Operating revenue:
Forward Air
Airport-to-airport	$361,630	$321,702	$268,245
Logistics	74,394	64,935	54,067
Other	27,640	25,130	23,076
Forward Air Solutions
Pool distribution	72,738	72,172	72,022
Total operating revenue	536,402	483,939	417,410

Operating expenses:
Purchased transportation
Forward Air
Airport-to-airport	142,705	129,111	112,516
Logistics	56,259	50,225	42,188
Other	6,681	6,288	5,234
Forward Air Solutions
Pool distribution	17,355	15,747	14,490
Total purchased transportation	223,000	201,371	174,428
Salaries, wages and employee benefits	130,651	129,108	118,804
Operating leases	27,122	26,252	27,294
Depreciation and amortization	20,993	20,450	19,722
Insurance and claims	8,798	8,425	9,719
Fuel expense	10,041	8,461	7,312
Other operating expenses	38,687	36,133	34,424
Impairment of goodwill and other intangible assets	—	—	7,157
Total operating expenses	459,292	430,200	398,860
Income from operations	77,110	53,739	18,550

Other income (expense):
Interest expense	(619)	(730)	(670)
Other, net	74	90	69
Total other expense	(545)	(640)	(601)
Income before income taxes	76,565	53,099	17,949
Income taxes	29,366	21,063	8,147
Net income	$47,199	$32,036	$9,802

Net income per share:
Basic	$1.62	$1.11	$0.34
Diluted	$1.60	$1.10	$0.34
Weighted average shares outstanding:
Basic	29,052	28,984	28,928
Diluted	29,435	29,111	28,993

Dividends per share:	$0.28	$0.28	$0.28

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Statements of Shareholders' Equity
(In thousands, except per share data)
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2008	28,894	$289	$10,249	$205,896	$216,434
Net and comprehensive income for 2009	—	—	—	9,802	9,802
Exercise of stock options	1	—	8	—	8
Common stock issued under employee stock purchase plan	12	—	237	—	237
Share-based compensation	—	—	6,754	—	6,754
Dividends ($0.28 per share)	—	—	3	(8,112)	(8,109)
Vesting of previously non-vested shares	56	1	(1)	—	—
Cash settlement of share-based awards for minimum tax withholdings	(13)	—	(249)	—	(249)
Income tax expense from stock options exercised	—	—	(370)	—	(370)
Balance at December 31, 2009	28,950	290	16,631	207,586	224,507
Net and comprehensive income for 2010	—	—	—	32,036	32,036
Exercise of stock options	46	—	991	—	991
Common stock issued under employee stock purchase plan	8	—	195	—	195
Share-based compensation	—	—	6,284	—	6,284
Dividends ($0.28 per share)	—	—	5	(8,126)	(8,121)
Vesting of previously non-vested shares	27	—	—	—	—
Income tax benefit from stock options exercised	—	—	194	—	194
Balance at December 31, 2010	29,031	290	24,300	231,496	256,086
Net and comprehensive income for 2011	—	—	—	47,199	47,199
Exercise of stock options	473	5	10,941	—	10,946
Common stock issued under employee stock purchase plan	9	—	248	—	248
Share-based compensation	—	—	5,971	—	5,971
Dividends ($0.28 per share)	—	—	5	(8,199)	(8,194)
Share repurchases	(974)	(10)	—	(26,091)	(26,101)
Vesting of previously non-vested shares	14	—	—	—	—
Income tax benefit from stock options exercised	—	—	747	—	747
Balance at December 31, 2011	28,553	$285	$42,212	$244,405	$286,902

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Statements of Cash Flows
(In thousands)
	Year ended
	December 31, 2011	December 31, 2010	December 31, 2009
Operating activities:
Net income	$47,199	$32,036	$9,802
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	20,993	20,450	19,722
Impairment of goodwill and other intangible assets	—	—	7,157
Share-based compensation	5,971	6,284	6,754
Gain on disposal of property and equipment	(82)	(570)	(6)
Provision for recovery on receivables	(217)	(52)	(60)
Provision for revenue adjustments	1,951	1,589	2,390
Deferred income taxes	5,148	1,436	(4,581)
Tax (benefit) expense for stock options exercised	(747)	(194)	370
Changes in operating assets and liabilities
Accounts receivable	(9,893)	(8,580)	(844)
Prepaid expenses and other current assets	(1,757)	(40)	548
Accounts payable and accrued expenses	3,825	3,022	3,831
Income taxes	4,568	(1,386)	5,096
Net cash provided by operating activities	76,959	53,995	50,179

Investing activities:
Proceeds from disposal of property and equipment	1,267	1,482	270
Purchases of property and equipment	(21,216)	(15,148)	(20,847)
Other	278	(224)	372
Net cash used in investing activities	(19,671)	(13,890)	(20,205)

Financing activities:
Payments of debt and capital lease obligations	(637)	(895)	(1,549)
Payments on line of credit	(50,000)	—	—
Proceeds from exercise of stock options	10,946	991	8
Payments of cash dividends	(8,194)	(8,121)	(8,109)
Repurchase of common stock (repurchase program)	(26,101)	—	—
Common stock issued under employee stock purchase plan	248	195	237
Cash settlement of share-based awards for minimum tax withholdings	—	—	(249)
Tax benefit (expense) for stock options exercised	747	194	(370)
Net cash used in financing activities	(72,991)	(7,636)	(10,032)
Net (decrease) increase in cash	(15,703)	32,469	19,942
Cash at beginning of year	74,504	42,035	22,093
Cash at end of year	$58,801	$74,504	$42,035

Non-cash activity:
Unpaid capital expenditures included in accounts payable	$—	$—	$234

The accompanying notes are an integral part of the consolidated financial statements

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2011
(In thousands, except share and per share data)

1.        Accounting Policies

Basis of Presentation and Principles of Consolidation

Forward Air Corporation's (“the Company”) services can be broadly classified into two principal reporting segments:  Forward Air, Inc. (“Forward Air”) and Forward Air Solutions, Inc. (“FASI”).

Through the Forward Air business the Company is a leading provider of time-definite transportation and related logistics services to the North American expedited ground freight market and its activities can be broadly classified into three categories of services.  Forward Air’s airport-to-airport service operates a comprehensive national network for the time-definite surface transportation of deferred air freight.  The airport-to-airport service offers customers local pick-up and delivery and scheduled surface transportation of cargo as a cost effective, reliable alternative to air transportation.  Forward Air’s logistics services provide expedited full truckload and dedicated fleet services.  Forward Air’s other services include shipment consolidation and deconsolidation, warehousing, customs brokerage, and other handling.  The Forward Air segment primarily provides its transportation services through a network of terminals located at or near airports in the United States and Canada.

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

Allowance for Revenue Adjustments

The Company’s allowance for revenue adjustments consists of amounts reserved for billing rate changes that are not captured upon load initiation. These adjustments generally arise: (1) when the sales department contemporaneously grants small rate changes (“spot quotes”) to customers that differ from the standard rates in the system; (2) when freight requires dimensionalization or is reweighed resulting in a different required rate; (3) when billing errors occur; and (4) when data entry errors occur. When appropriate, permanent rate changes are initiated and reflected in the system. The Company monitors the manual revenue adjustments closely through the employment of various controls that are in place to ensure that revenue recognition is not compromised and that fraud does not occur. During 2011, average revenue adjustments per month were approximately $163, on average revenue per month of approximately $44,700 (less than 1.0% of monthly revenue). In order to estimate the allowance for revenue adjustments related to ending accounts receivable, the Company prepares an analysis that considers average monthly

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2011
(In thousands, except share and per share data)

revenue adjustments and the average lag for identifying and quantifying these revenue adjustments. Based on this analysis, the Company establishes an allowance covering approximately 40-80 days (dependent upon experience in the last twelve months) of average revenue adjustments, adjusted for rebates and billing errors. The lag is periodically adjusted based on actual historical experience. Additionally, the average amount of revenue adjustments per month can vary in relation to the level of sales or based on other factors (such as personnel issues that could result in excessive manual errors or in excessive spot quotes being granted). Both of these significant assumptions are continually evaluated for validity.

Self-Insurance Loss Reserves

Given the nature of the Company’s operating environment, the Company is subject to vehicle and general liability, workers’ compensation and employee health insurance claims. To mitigate a portion of these risks, the Company maintains insurance for individual vehicle and general liability claims exceeding $500 and workers’ compensation claims and employee health insurance claims exceeding $250, except in Ohio, where for workers’ compensation we are a qualified self-insured entity with a $350 self-insured retention. The amount of self-insurance loss reserves and loss adjustment expenses is determined based on an estimation process that uses information obtained from both company-specific and industry data, as well as general economic information. The estimation process for self-insurance loss exposure requires management to continuously monitor and evaluate the life cycle of claims. Using data obtained from this monitoring and the Company’s assumptions about the emerging trends, management develops information about the size of ultimate claims based on its historical experience and other available market information. The most significant assumptions used in the estimation process include determining the trend in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. Management also monitors the reasonableness of the judgments made in the prior year’s estimation process (referred to as a hindsight analysis) and adjusts current year assumptions based on the hindsight analysis. Additionally, the Company utilizes actuarial analyses to evaluate open claims and estimate the ongoing development exposure.

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

See discussions of concentrations of credit risk in Note 10.

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
DECEMBER 31, 2011
(In thousands, except share and per share data)

Buildings	30-40 years
Equipment	3-10 years
Leasehold improvements	Lesser of Useful Life or Initial Lease Term

Depreciation expense for each of the three years ended December 31, 2011, 2010 and 2009 was $16,402, $15,860 and $15,068, respectively.

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

Goodwill and Other Intangible Assets

Goodwill is recorded at cost based on the excess of purchase price over the fair value of net assets acquired. Goodwill and intangible assets with indefinite lives are not amortized but the Company conducts an annual (or more frequently if circumstances indicate possible impairment) impairment test of goodwill for each reportable segment at June 30 of each year.  Other intangible assets are amortized over their useful lives. Results of impairment testing are described in Note 2, Goodwill and Other Long-Lived Assets.

Acquisitions are accounted for using the purchase method.  The definite-lived intangible assets of the Company resulting from acquisition activity and the related amortization are described in Note 2, Goodwill and Other Long-Lived Assets.

Software Development

Costs related to software developed or acquired for internal use are expensed or capitalized based on the applicable stage of software development and any capitalized costs are amortized over their estimated useful life.  The Company typically uses a five-year straight line amortization for the capitalized amounts of software development costs.  At December 31, 2011 and 2010 the Company had $9,273 and $7,443, respectively, of capitalized software development costs included in property and equipment.  Accumulated amortization on these assets was $5,336 and $3,889 at December 31, 2011 and 2010, respectively.  Included in depreciation expense is amortization of capitalized software development costs.  Amortization of capitalized software development for the years ended December 31, 2011, 2010 and 2009 was $1,447, $1,301 and $1,016 respectively.  As of December 31, 2011 the estimated amortization expense for the next five years of capitalized software development costs is as follows:

2012	$1,012
2013	893
2014	829
2015	612
2016	314
Total	$3,660

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2011
(In thousands, except share and per share data)

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

Comprehensive Income

Comprehensive income includes any changes in the equity of the Company from transactions and other events and circumstances from non-operational sources. Comprehensive income for the years ended December 31, 2011, 2010 and 2009 approximated net income.

Share-Based Payments

The Company’s general practice has been to make a single annual grant of share-based compensation to key employees and to generally make other grants only in connection with new employment or promotions.  In addition, the Company makes annual grants to non-employee directors in conjunction with their annual election to our Board of Directors or at the time of their appointment to the Board of Directors.  For employees, the Company has granted stock options, non-vested shares and performance shares.  For non-employee directors, the Company continued to issue non-vested shares during the years ended December 31, 2011, 2010 and 2009.

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

	December 31, 2011	December 31, 2010	December 31, 2009
Expected dividend yield	1.0%	1.3%	0.9%
Expected stock price volatility	44.9%	45.7%	42.3%
Weighted average risk-free interest rate	2.4%	2.5%	2.0%
Expected life of options (years)	4.6	4.5	4.5

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

The fair value of the performance shares was estimated using a Monte Carlo simulation with a risk free rate of return of 1.4% and a three year volatility of 47.7%. The share-based compensation for performance shares are recognized, net of estimated forfeitures, ratably over the requisite service period, or vesting period.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2011
(In thousands, except share and per share data)

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

Recently Issued Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“the FASB”) expanded the disclosure requirements for fair value measurements. The expanded disclosures required a greater level of disaggregated information and additional disclosures about valuation techniques and inputs to fair value measurements. The amendment required expanded disclosures on transfers in and out of Level 1 and Level 2 fair values, activity in Level 3 investments and inputs and valuation techniques.  The new disclosure requirements and clarifications of existing disclosures were effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosure requirements involving activity in Level 3 fair value measurements. Those disclosure requirements were effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.  The adoption of the provisions of this amendment required in the first interim period after December 15, 2009 did not have a material impact on the Company’s financial statement disclosures.  The adoption of the provisions of this amendment required for periods beginning after December 15, 2010 did not have a material impact on the Company's financial statement disclosures.

In May 2011, the FASB issued additional amendments to its fair value guidance in order to improve comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). These new amendments were not intended to establish valuation standards or affect valuation practices outside of financial reporting, but to explain how to measure fair value. These amendments require additional disclosures for transfer between Level 1 and Level 2 of the fair value hierarchy, sensitivity of Level 3 fair value measurements to changes in unobservable inputs and categorization by level of the fair value hierarchy for items required to be disclosed. These amendments are effective for interim and annual periods beginning after December 15, 2011. The adoption of the new amendments are not expected to have a material effect on the Company's financial statement disclosures.
In September 2011, the FASB issued amendments to its goodwill and intangible asset guidance to permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether to perform the two-step goodwill impairment test. Under these new amendments, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that is more likely than not that its fair value is less than its carrying amount. These amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of these amendments could impact how the Company assesses goodwill impairment but will not have a significant effect on the Company's financial statement results or disclosures.
In 2011, the FASB issued amendments to require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. These amendments eliminate the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. As the Company does not currently have any items of comprehensive income, the Company will not be required to report comprehensive income and therefore at this time these amendments are not expected to significantly impact the Company's financial statement presentation or disclosures.
2.        Goodwill and Other Long-Lived Assets

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

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2011
(In thousands, except share and per share data)

The Company conducted its annual impairment test of goodwill for each reporting unit as of June 30, 2011 and no impairment charges were required. In addition, due to FASI’s results from operations not meeting the Company’s projections for the nine months ended September 30, 2011, the Company conducted an impairment test of goodwill for the FASI reporting unit as of September 30, 2011. There were no impairment charges required as a result of the September 30, 2011 FASI impairment test.

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

For each of the goodwill impairment calculations, the Company calculated the fair value of the applicable reporting units, using a combination of discounted projected cash flows and market valuations as of the valuation date for comparable companies.  The Company's fair value calculations for goodwill are classified within level 3 of the fair value hierarchy as defined in the FASB Codification.

As of December 31, 2011, the carrying value of goodwill related to the Forward Air and FASI segments was $37,926 and $5,406, respectively. The estimation of fair value related to the impairment test for goodwill is particularly sensitive to projected financial information used in the calculations.  Earnings estimated to be generated by the Forward Air segment are expected to continue supporting the carrying value of its goodwill.  The FASI segment is currently facing the challenges of building, expanding and diversifying its revenue base. If FASI’s efforts are significantly delayed, future estimates of projected financial information may be reduced, and the Company may be required to record an impairment charge against the carrying value of FASI’s goodwill.

The changes in the carrying value of goodwill by segment for the year ended December 31, 2009 are as follows:

	Forward Air		FASI		Total
	Goodwill	Accumulated Impairment	Goodwill	Accumulated Impairment	Net
Beginning balance, December 31, 2008	$37,926	$—	$12,304	$—	$50,230
Adjustment to Service Express acquisition	—	—	55	—	55
Impairment loss	—	—	—	(6,953)	(6,953)
Ending balance, December 31, 2009	$37,926	$—	$12,359	$(6,953)	$43,332

There were no changes in the carrying amount of goodwill during the years ended December 31, 2011 and 2010.  All goodwill is deductible for tax purposes.

Through acquisitions between 2005 and 2008, the Company acquired customer relationships and non-compete agreements of $46,350 and $1,780, respectively, having weighted-average useful lives of 11.4 and 5.6 years, respectively.  Amortization expense on acquired customer relationships and non-compete agreements for each of the three years ended December 31, 2011, 2010 and 2009 was $4,591, $4,590 and $4,654, respectively.

The estimated amortization expense for the next five years on definite-lived intangible assets as of December 31, 2011 is as follows:

	2012	2013	2014	2015	2016
Customer relationships	$4,255	$4,255	$4,067	$3,261	$2,730
Non-compete agreements	311	24	20	20	20
Total	$4,566	$4,279	$4,087	$3,281	$2,750

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2011
(In thousands, except share and per share data)

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

3.        Property

In June 2009, the Company completed the construction of a new regional hub in Dallas/Fort Worth, Texas for a total cost of approximately $31,642.

4.        Debt and Capital Lease Obligations

Credit Facilities

In October 2007, the Company entered into a $100,000 senior credit facility that expires in October 2012.  Interest rates for advances under the facility are at LIBOR plus 0.6% to 0.9% based upon covenants related to total indebtedness to earnings (0.9% at December 31, 2011). The agreement contains certain covenants and restrictions, none of which are expected to significantly affect the Company’s operations or ability to pay dividends.  No assets are pledged as collateral against the senior credit facility.  As of December 31, 2011, the Company had no outstanding balance under the senior credit facility. At December 31, 2011, the Company had utilized $9,316 of availability for outstanding letters of credit and had $90,684 of available borrowing capacity outstanding under the senior credit facility.

In February 2012, the Company terminated the October 2007 credit facility and entered into a new $150,000 credit facility. This facility has a term of five years and matures in February 2017. The Company entered into this larger credit facility in order to fund potential acquisitions, the repurchase of its common stock and the financing of other general business purposes. Interest rates for advances under the facility are LIBOR plus 1.1% to 1.6% based upon covenants related to total indebtedness to earnings. The agreement contains certain covenants and restrictions, none of which are expected to significantly affect the Company's operations or ability to pay dividends. No assets are pledged as collateral against the credit facility.

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

Through acquisitions, the Company assumed several equipment leases that met the criteria for classification as a capital lease.  The leased equipment is being amortized over the shorter of the lease term or useful life.

Property and equipment include the following amounts for assets under capital leases:

	December 31, 2011	December 31, 2010
Equipment	$1,402	$2,071
Accumulated amortization	(1,078)	(1,401)
	$324	$670

Amortization of assets under capital leases is included in depreciation and amortization expense.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2011
(In thousands, except share and per share data)

Future minimum payments, by year and in the aggregate, under non-cancelable capital leases with initial or remaining terms of one year or more consist of the following at December 31, 2011:

2012	$585
2013	286
2014	55
Total	926
Less amounts representing interest	41
Present value of net minimum lease payments (including current portion of $552)	$885

Interest Payments

Interest payments during 2011, 2010 and 2009 were $563, $718 and $749, respectively.  During the year ended December 31, 2009, $110 of interest payments were capitalized.  No interest was capitalized during the years ended December 31, 2011 and 2010.

5.        Shareholders' Equity, Stock Options and Net Income per Share

Preferred Stock

There are 5,000,000 shares of preferred stock with a par value of $0.01 authorized, but no shares have been issued to date.

Cash Dividends

During each quarter of 2011, 2010 and 2009, the Company’s Board of Directors declared a cash dividend of $0.07 per share of Common Stock. On February 7, 2012, the Company’s Board of Directors declared a $0.07 per share dividend that will be paid in the first quarter of 2012. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

Repurchase of Common Stock
In July 2007, our Board of Directors approved a stock repurchase program (“Repurchase Plan”) for up to 2,000,000 shares of our common stock. During the year ended December 31, 2011, we repurchased 973,768 shares of common stock under the Repurchase Plan for $26,101, or $26.80 per share. As of December 31, 2011, 815,059 shares remain that may be repurchased under the Repurchase Plan.

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

Employee Activity - Options

The following table summarizes the Company’s employee stock option activity and related information for the years ended December 31, 2011, 2010 and 2009:

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2011
(In thousands, except share and per share data)

	2011		2010		2009
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
	(000)	Price	(000)	Price	(000)	Price

Outstanding at beginning of year	3,702	$26	3,086	$26	2,446	$28
Granted	117	29	664	22	675	23
Exercised	(451)	23	(35)	21	(1)	18
Forfeited	(5)	24	(13)	26	(34)	28
Outstanding at end of year	3,363	$26	3,702	$26	3,086	$26
Exercisable at end of year	2,585	$27	2,475	$27	1,906	$27
Shares available for grant	1,433		1,713		2,363
Weighted-average fair value of options granted during the year	$10.68		$8.24		$7.96
Aggregate intrinsic value for options exercised	$3,771		$268		$3
Average aggregate intrinsic value for options outstanding	$14,169
Average aggregate intrinsic value for exercisable options	$8,717

The following table summarizes information about stock options outstanding as of December 31, 2011:

					Outstanding		Exercisable
				Weighted	Weighted		Weighted
Range of			Number	Average	Average	Number	Average
Exercise			Outstanding	Remaining	Exercise	Exercisable	Exercise
Price			(000)	Contractual Life	Price	(000)	Price
$13.25	-	18.82	263	1.4	$15.08	263	$15.08
20.21	-	29.44	2,297	4.0	25.78	1,519	26.95
30.35	-	35.53	803	2.4	31.37	803	31.37
$13.25	-	35.53	3,363	3.4	$26.28	2,585	$27.12

Share-based compensation expense for options granted in 2011, 2010 and 2009 was recognized in salaries, wages and employee benefits.  Share-based compensation expense for options granted was $3,981, $5,689 and $5,832 during 2011, 2010 and 2009, respectively.  The total tax benefit related to the share-based expense for these options was $1,042, $1,707 and $1,691 for 2011, 2010 and 2009, respectively. Total compensation cost, net of estimated forfeitures, related to the options not yet recognized in earnings was $2,810 at December 31, 2011. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Employee Activity – Non-vested shares

During the first quarter of 2011, the Company granted 107,505 non-vested shares to key employees with a weighted-average fair value of $28.61. Non-vested share grants to employees vest ratably over a three-year period.  The non-vested shares' fair values were estimated using closing market prices on the day of grant. Share-based compensation expense was $895 during 2011 for non-vested shares granted to employees. The total tax benefit related to this share-based expense was $347 for the year ended December 31, 2011.  As of December 31, 2011, total compensation cost, net of estimated forfeitures, related to the non-vested shares not yet recognized in earnings was $2,094.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2011
(In thousands, except share and per share data)

During the year ended December 31, 2006, the Company granted 129,350 non-vested shares to key employees with a weighted-average fair value of $36.09 per share.  Share-based compensation expense of $258 for non-vested shares granted to employees during 2006 was recognized in salaries, wages and employee benefits during the year ended December 31, 2009. The total tax benefit related to this share-based expense was $109 for the year ended December 31, 2009. During the year ended December 31, 2009, 37,632 previously non-vested shares with a total grant date fair value of $1,358 vested to employees.

Employee Activity – Performance shares

During the first quarter of 2011, the Company granted performance shares to key employees. Under the terms of the performance share agreements, on the third anniversary of the grant date, the Company will issue to the employees a calculated number of common stock shares based on the three year performance of the Company's common stock share price as compared to the share price performance of a selected peer group. The median number of shares eligible for issuance to employees under these agreements is 37,530. No shares may be issued if the Company share price performance outperforms 30% or less of the peer group, but the number of shares issued may be increased to 75,060 shares if the Company share price performs better than 90% of the peer group. The fair value of the performance shares was estimated to be $30.17 per share using a Monte Carlo simulation with a risk free rate of return of 1.4% and a three year volatility of 47.7%. Share-based compensation expense for the performance shares was $335 during the year ended December 31, 2011. The total tax benefit related to this share-based expense was $130 for the year ended December 31, 2011.  As of December 31, 2011, total compensation cost, net of estimated forfeitures, related to the performance shares not yet recognized in earnings was $798.

Employee Activity – ESPP

Under the ESPP at December 31, 2011, the Company is authorized to issue up to a remaining 429,969 shares of Common Stock to employees of the Company. For the years ended December 31, 2011, 2010 and 2009, participants under the plan purchased 9,122, 8,142 and 12,092 shares, respectively, at an average price of $27.20, $23.89 and $19.63 per share, respectively. The weighted-average fair value of each purchase right under the ESPP granted for the years ended December 31, 2011, 2010 and 2009, which is equal to the discount from the market value of the Common Stock at the end of each six month purchase period, was $5.79, $3.93 and $3.90 per share, respectively. Share-based compensation expense of $53, $32 and $47 was recognized in salaries, wages and employee benefits, during the years ended December 31, 2011, 2010 and 2009, respectively.

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

During 2011, 2010 and 2009, under the Amended Plan, 23,809, 19,131 and 30,870, respectively, of non-vested shares or deferred stock units were issued to the Company’s non-employee directors.  The weighted-average grant date fair values for the 2011, 2010 and 2009 grants to non-employee directors were $32.58, $29.27 and $18.14, respectively.  The share-based compensation for these awards are recognized, net of estimated forfeitures, ratably over the requisite service period, or vesting period, of one year.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2011
(In thousands, except share and per share data)

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

During the year ended December 31, 2009, 20,017 of previously non-vested shares and deferred stock units with a total fair value of $700 vested to non-employee directors.  During the year ended December 31, 2010, 30,995 of previously non-vested shares and deferred stock units with a total fair value of $892 vested to non-employee directors.  During the year ended December 31, 2011, 19,131 of previously non-vested shares and deferred stock units with a total fair value of $615 vested to non-employee directors. At December 31, 2011, 23,809 non-vested shares granted to non-employee directors had yet to vest.

During the years ended December 31, 2011, 2010 and 2009, share-based compensation expense for non-vested shares granted to non-employee directors under the above plans was $707, $563 and $617, respectively, and was recognized in salaries, wages and employee benefits. The total tax benefits related to this share-based expense was $274, $226 and $261 for the years ended December 31, 2011, 2010 and 2009, respectively.  Total compensation cost, net of estimated forfeitures, related to these non-vested shares granted to non-employee directors not yet recognized in earnings was $271 at December 31, 2011. Total unrecognized compensation cost will be adjusted for future changes in estimated forfeitures.

Non-employee Directors - Options

In addition to the above activity, each May from 1995 to 2005, options were granted to the non-employee directors of the Company.  The options have terms of ten years and are fully exercisable.  The following table summarizes the Company’s non-employee stock option activity and related information for the years ended December 31, 2011, 2010 and 2009:

	2011		2010		2009
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
	(000)	Price	(000)	Price	(000)	Price

Outstanding at beginning of year	63	$22	74	$22	74	$22
Granted	—	—	—	—	—	—
Exercised	(22)	23	(11)	24	—	—
Forfeited	—	—	—	—	—	—
Outstanding and exercisable at end of year	41	$21	63	$22	74	$22
Aggregate intrinsic value for options exercised	$202		$37		$—
Average aggregate intrinsic value for options outstanding and exercisable	$385

At December 31, 2011, weighted average remaining contractual term for these options was 2.5 years.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2011
(In thousands, except share and per share data)

Net Income per Share

The following table sets forth the computation of net income per basic and diluted share:

	2011	2010	2009
Numerator:
Numerator for basic and diluted net income per share	$47,199	$32,036	$9,802

Denominator:
Denominator for basic net income per share - weighted-average shares (in thousands)	29,052	28,984	28,928
Effect of dilutive stock options and non-vested shares (in thousands)	383	127	65
Denominator for diluted net income per share - adjusted weighted-average shares (in thousands)	29,435	29,111	28,993
Basic net income per share	$1.62	$1.11	$0.34
Diluted net income per share	$1.60	$1.10	$0.34

The number of options and non-vested shares that could potentially dilute net income per basic share in the future, but that were not included in the computation of net income per diluted share because to do so would have been anti-dilutive for the periods presented, were approximately 649,000, 3,174,000 and 2,610,000 in 2011, 2010 and 2009, respectively.

6.        Income Taxes

The provision for income taxes consists of the following:

	2011	2010	2009
Current:
Federal	$20,841	$16,816	$10,711
State	3,175	2,811	2,017
	24,016	19,627	12,728
Deferred:
Federal	4,640	1,566	(4,310)
State	710	(130)	(271)
	5,350	1,436	(4,581)
	$29,366	$21,063	$8,147

The tax benefit (expense) associated with the exercise of stock options and the vesting of non-vested shares during the years ended December 31, 2011, 2010 and 2009 were $747, $194 and ($370), respectively, and are reflected as a decrease or increase in additional paid-in capital in the accompanying consolidated statements of shareholders’ equity.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2011
(In thousands, except share and per share data)

The historical income tax expense differs from the amounts computed by applying the federal statutory rate of 35.0% to income before income taxes as follows:

	2011	2010	2009
Tax expense at the statutory rate	$26,798	$18,585	$6,282
State income taxes, net of federal benefit	2,542	1,790	1,135
Qualified stock options	472	516	659
Meals and entertainment	207	186	176
Deferred tax asset valuation allowance	(17)	(124)	183
Federal income tax credits	(675)	—	(269)
Other	39	110	(19)
	$29,366	$21,063	$8,147

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31, 2011	December 31, 2010
Deferred tax assets:
Accrued expenses	$5,711	$4,669
Allowance for doubtful accounts	588	772
Non-compete agreements	2,779	2,227
Share-based compensation	6,326	5,101
Accruals for income tax contingencies	56	114
Impairment of goodwill and other intangible assets	1,501	1,805
Net operating loss carryforwards	343	444
Total deferred tax assets	17,304	15,132
Valuation allowance	(348)	(335)
Total deferred tax assets, net of valuation allowance	16,956	14,797
Deferred tax liabilities:
Tax over book depreciation	17,289	11,541
Prepaid expenses deductible when paid	1,868	1,463
Goodwill	6,914	5,760
Total deferred tax liabilities	26,071	18,764
Net deferred tax liabilities	$(9,115)	$(3,967)

The balance sheet classification of deferred income taxes is as follows:

	December 31, 2011	December 31, 2010
Current assets	$2,011	$2,149
Noncurrent liabilities	(11,126)	(6,116)
	$(9,115)	$(3,967)

Total income tax payments, net of refunds, during fiscal years 2011, 2010 and 2009 were $19,891, $20,944 and $7,888, respectively.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2011
(In thousands, except share and per share data)

At December 31, 2011 and 2010, the Company had state net operating loss carryforwards of $8,163 and $10,084, respectively that will expire between 2013 and 2027. The use of these state net operating losses is limited to the future taxable income of separate legal entities. Based on expectations of future taxable income, management believes that it is more likely than not that the results of operations will not generate sufficient taxable income to realize the net operating loss benefits for $7,332 in state loss carryforwards.  As a result, a valuation allowance of $309 has been provided for $7,332 of these state loss carryforwards. The valuation allowance on these certain state loss carryforwards increased $30 during 2011, but was unchanged during 2010.

The Company also established a valuation allowance on the state portion of FASI’s net deferred tax assets.  This valuation allowance was established based on expectations of future taxable income as management believes that it is more likely than not that the results of FASI operations will not generate sufficient taxable income to realize the state benefit of the net deferred tax assets.  During 2011, in conjunction with a decline in FASI’s net deferred tax assets the related valuation allowance was reduced by $17 to $39.

Income Tax Contingencies

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various states and Canada. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2007.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

Liability for
Unrecognized Tax
Benefits
Balance at December 31, 2008	$428
Additions for tax positions of current year	71
Additions for tax positions of prior years	143
Balance at December 31, 2009	642
Additions for tax positions of current year	41
Additions for tax positions of prior years	190
Reductions for settlement with state taxing authorities	(148)
Balance at December 31, 2010	725
Additions for tax positions of current year	75
Reductions for tax positions of prior years	(29)
Reductions for lapse of statute of limitations	(121)
Reductions for settlement with state taxing authorities	(169)
Balance at December 31, 2011	$481

Included in the liability for unrecognized tax benefits at December 31, 2011 and December 31, 2010 are tax positions of $481 and $725, respectively, which represents tax positions where the realization of the ultimate benefit is uncertain and the disallowance of which would affect the Company’s annual effective income tax rate. Based on settlements reached with states in 2011, we expect to reach agreement and pay additional settlements of approximately $200 to $300 on state tax disputes for years 2005 through 2010.

Included in the liability for unrecognized tax benefits at December 31, 2011 and December 31, 2010, are accrued penalties of $57.  The liability for unrecognized tax benefits at December 31, 2011 and December 31, 2010 also included accrued interest of $169 and $113, respectively.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2011
(In thousands, except share and per share data)

7.        Operating Leases

The Company leases certain facilities under noncancellable operating leases that expire in various years through 2020. Certain leases may be renewed for periods varying from one to ten years.  Through acquisitions , the Company assumed several operating leases for tractors, straight trucks and trailers with original lease terms between three and six years.  These leases expire in various years through 2014 and may not be renewed beyond the original term.

Sublease rental income, was $770, $556 and $356 in 2011, 2010 and 2009, respectively.  In 2012, the Company expects to receive aggregate future minimum rental payments under noncancellable subleases of approximately $95.  Noncancellable subleases expire between 2012 and 2016.

Future minimum rental payments under noncancellable operating leases with initial or remaining terms in excess of one year consisted of the following at December 31, 2011:

2012	$19,682
2013	16,673
2014	14,882
2015	11,422
2016	7,104
Thereafter	8,950
Total	$78,713

8.        Commitments and Contingencies

From time to time, the Company is party to ordinary, routine litigation incidental to and arising in the normal course of business.  The Company does not believe that any of these pending actions, individually or in the aggregate, will have a material adverse effect on its financial condition, results of operations or cash flows.

The primary claims in the Company’s business relate to workers’ compensation, property damage, vehicle liability and employee medical benefits. Most of the Company’s insurance coverage provides for self-insurance levels with primary and excess coverage which management believes is sufficient to adequately protect the Company from catastrophic claims. Such insurance coverage above the applicable self-insurance levels continues to be an important part of the Company's risk management process.
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

As of December 31, 2011, the Company had commitments to purchase various trailers, vehicles and forklifts for approximately $15,207 during 2012.  This commitment is expected to be funded by cash on hand and cash flows from operations.

9.        Employee Benefit Plan

The Company has a retirement savings plan (the “401(k) Plan”). The 401(k) Plan is a defined contribution plan whereby employees who have completed 90 days of service, a minimum of 1,000 hours of service and are age 21 or older are eligible to participate. The 401(k) Plan allows eligible employees to make contributions of 2.0% to 80.0% of their annual compensation. For all periods presented, employer contributions were made at 25.0% of the employee’s contribution up to a maximum of 6.0% of total annual compensation, except where government limitations prohibit.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2011
(In thousands, except share and per share data)

Employer contributions vest 20.0% after two years of service and continue vesting 20.0% per year until fully vested. The Company’s matching contributions expensed in 2011, 2010 and 2009 were approximately $626, $548 and $519, respectively.

10.        Financial Instruments

Off Balance Sheet Risk

At December 31, 2011, the Company had letters of credit outstanding totaling $9,316 as required by its workers’ compensation and vehicle liability insurance providers.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company does not generally require collateral from its customers. Concentrations of credit risk with respect to trade accounts receivable on a consolidated basis are limited due to the large number of entities comprising the Company’s customer base and their dispersion across many different industries.  However, while not significant to the Company on a consolidated basis, four customers accounted for approximately 77.9% of FASI’s 2011 operating revenue.  Receivables from these four customers totaled approximately $5,448 at December 31, 2011.

Beginning in the second quarter of 2010, the Company ceased providing services to one of its largest customer in 2009.  During 2009 revenues from this customer were approximately $9,050 and accounted for 12.5% of FASI’s operating revenue and 2.2% of the Company’s consolidated operating revenue.  During 2010, through cessation of services, revenues from this customer were approximately $5,541 and accounted for 7.5% of FASI’s operating revenue and 1.1% of the Company’s consolidated operating revenue.  The revenue associated with this customer was low yielding and the impact on operating results from the cessation of services was minimal.

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

The Company’s senior credit facility bears interest at LIBOR plus 0.6% to 0.9% based upon covenants related to total indebtedness to earnings.  Using interest rate quotes currently available in the market, the Company estimated the fair value of its senior credit facility, notes payable and capital lease obligations as follows:

	December 31, 2011		December 31, 2010
	Carrying Value	Fair Value	Carrying Value	Fair Value
Senior credit facility	$—	$—	$50,000	$48,480
Capital lease obligations	885	920	1,521	1,539

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

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2011
(In thousands, except share and per share data)

The accounting policies of the segments are the same as those described in Note 1. Segment data includes intersegment revenues.  Assets and costs of the corporate headquarters are allocated to the segments based on usage.  The Company evaluates the performance of its segments based on net income.  The Company’s business is conducted principally in the U.S. and Canada.

The following tables summarize segment information about net income and assets used by the chief operating decision maker of the Company in making decisions regarding allocation of assets and resources as of and for the years ended December 31, 2011, 2010 and 2009.

Year ended December 31, 2011	Forward Air	FASI	Eliminations	Consolidated
External revenues	$463,664	$72,738	$—	$536,402
Intersegment revenues	822	512	(1,334)	—
Depreciation and amortization	16,793	4,200	—	20,993
Share-based compensation expense	5,642	329	—	5,971
Interest expense	578	41	—	619
Interest income	165	—	—	165
Income tax expense	29,162	204	—	29,366
Net income (loss)	46,851	348	—	47,199
Total assets	342,109	39,244	(40,202)	341,151
Capital expenditures	18,250	2,966	—	21,216

Year ended December 31, 2010	Forward Air	FASI	Eliminations	Consolidated
External revenues	$411,767	$72,172	$—	$483,939
Intersegment revenues	1,168	311	(1,479)	—
Depreciation and amortization	16,496	3,954	—	20,450
Share-based compensation expense	5,896	388	—	6,284
Interest expense	671	59	—	730
Interest income	92	4	—	96
Income tax expense	20,769	294	—	21,063
Net income (loss)	32,580	(544)	—	32,036
Total assets	349,849	36,875	(37,928)	348,796
Capital expenditures	10,461	4,687	—	15,148

Year ended December 31, 2009	Forward Air	FASI	Eliminations	Consolidated
External revenues	$345,388	$72,022	$—	$417,410
Intersegment revenues	920	446	(1,366)	—
Depreciation and amortization	16,096	3,626	—	19,722
Share-based compensation expense	6,461	293	—	6,754
Impairment of goodwill and other intangible assets	204	6,953	—	7,157
Interest expense	572	98	—	670
Interest income	66	6	—	72
Income tax expense (benefit)	11,137	(2,990)	—	8,147
Net income (loss)	15,234	(5,432)	—	9,802
Total assets	315,267	39,591	(38,128)	316,730
Capital expenditures	17,961	2,886	—	20,847

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
DECEMBER 31, 2011
(In thousands, except share and per share data)

12.        Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2011 and 2010:

	2011
	March 31	June 30	September 30	December 31
Operating revenue	$120,201	$132,192	$135,749	$148,259
Income from operations	13,286	19,876	20,320	23,629
Net income	7,869	11,969	12,912	14,449

Net income per share:
Basic	$0.27	$0.41	$0.44	$0.51
Diluted	$0.27	$0.40	$0.44	$0.50

	2010
	March 31	June 30	September 30	December 31
Operating revenue	$106,977	$122,132	$121,522	$133,308
Income from operations	6,055	13,502	15,505	18,677
Net income	3,419	7,912	8,888	11,817

Net income per share:
Basic	$0.12	$0.27	$0.31	$0.41
Diluted	$0.12	$0.27	$0.31	$0.41

Forward Air Corporation
Schedule II — Valuation and Qualifying Accounts
(In thousands)

Col. A		Col. B	Col. C		Col. D		Col. E
		Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts Described	Deductions -Describe		Balance at End of Period
Year ended December 31, 2011
Allowance for doubtful accounts		$1,619	$(217)	$—	$183	(2)	$1,219
Allowance for revenue adjustments	(1)	377	1,951	—	2,044	(3)	284
Income tax valuation		335	13	—	—		348
		2,331	1,747	—	2,227		1,851
Year ended December 31, 2010
Allowance for doubtful accounts		$1,457	$(52)	$—	$(214)	(2)	$1,619
Allowance for revenue adjustments	(1)	462	1,589	—	1,674	(3)	377
Income tax valuation		459	(124)	—	—		335
		2,378	1,413	—	1,460		2,331
Year ended December 31, 2009
Allowance for doubtful accounts		$1,675	$(60)	$—	$158	(2)	$1,457
Allowance for revenue adjustments	(1)	856	2,390	—	2,784	(3)	462
Income tax valuation		276	183	—	—		459
		2,807	2,513	—	2,942		2,378

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
Amendment to the Non-Employee Director Stock Plan (incorporated herein by reference to Exhibit 10.7 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission on March 11, 2004 (File No. 0-22490))

10.6
Credit Agreement dated February 14, 2012 among the registrant and certain of its subsidiaries and Bank of America, N.A., as administrative agent and other lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 21, 2012 (File No. 0-22490))

10.7
Credit Agreement dated October 10, 2007 among the registrant and certain of its subsidiaries and Wachovia Bank, N.A. (incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 11, 2007 (File No. 0-22490))

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

10.11	*
Third Amendment dated December 15, 2010 to Employment Agreement dated October 30, 2007, between Forward Air Corporation and Bruce A. Campbell (incorporated herein by reference to Exhibit 10.10 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission on February 24, 2011 (File No. 0-22490))

10.12	*
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

10.14
Forward Air Corporation Section 125 Plan (incorporated herein by reference to Exhibit 10.18 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 filed with the Securities and Exchange Commission on March 15, 2002 (File No. 0-22490))

10.15	*
Forward Air Corporation Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Appendix A of the registrant's Proxy Statement on Schedule 14A filed with the Securities and Exchange Commission on April 3, 2008 (File No. 0-22490))

10.16	*
Form of Incentive Stock Option Agreement under the registrant's Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.19 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission on February 26, 2009 (File No. 0-22490))

10.17	*
Form of Non-Qualified Stock Option Agreement under the registrant's Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.16 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission on February 24, 2011 (File No. 0-22490))

10.18	*
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

10.20	*
Form of Restricted Stock Agreement under the registrant's Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.19 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission on February 24, 2011 (File No. 0-22490))

10.21	*
2006 Non-Employee Director Stock Plan (incorporated herein by reference to Appendix A of the registrant's Proxy Statement filed with the Securities and Exchange Commission on April 24, 2006 (File No. 0-22490))

10.22	*
Form of Non-Employee Director Restricted Stock Agreement for an award of restricted stock under the registrant's 2006 Non-Employee Director Stock Plan (incorporated herein by reference to Exhibit 99.2 to the registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 19, 2006 (File No. 0-22490))

10.23	*
Amended and Restated Non-Employee Director Stock Plan (incorporated herein by reference to Appendix B of the registrant's Proxy Statement filed with the Securities and Exchange Commission on April 19, 2007 (File No. 0-22490))

10.24	*
Amended and Restated Non-Employee Director Stock Plan, as further amended and restated on December 17, 2008  (incorporated herein by reference to Exhibit 10.25 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission on February 26, 2009 (File No. 0-22490))

10.25	*
2010 Annual Incentive Plan Clawback Agreement (incorporated herein by reference to Exhibit 10.25 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission on February 24, 2011 (File No. 0-22490))

10.26	*
Form of Performance Share Agreement under the registrant's Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed with the Securities and Exchange Commission on April 25, 2011 (File No. 0-22490))

10.27
Agreement of Purchase and Sale, dated as of July 10, 2006, among AMB Property II, L.P., Headlands Realty Corporation and Forward Air, Inc. (incorporated herein by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 filed with the Securities and Exchange Commission on August 4, 2006 (File No. 0-22490))

10.28
Agreement of Purchase and Sale, dated as of September 14, 2006, by and between Headlands Realty Corporation and Forward Air, Inc. (incorporated herein by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 filed with the Securities and Exchange Commission on November 3, 2006 (File No. 0-22490))

10.29
Asset Purchase Agreement dated November 26, 2007 by and among Forward Air Corporation, Black Hawk Freight Services, Inc. and the stockholders of Black Hawk Freight Services, Inc. (incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 30, 2007 (File No. 0-22490))

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