Form 10-Q
period 2012-03-31
FORWARD AIR CORP
filed 2012-04-26
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2012
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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of April 24, 2012 was 29,084,906.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited).

Forward Air Corporation
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)
(Unaudited)
	March 31, 2012	December 31, 2011 (a)
Assets
Current assets:
Cash	$69,397	$58,801
Accounts receivable, less allowance of $1,567 in 2012 and $1,503 in 2011	75,376	70,922
Other current assets	10,669	9,994
Total current assets	155,442	139,717

Property and equipment	235,138	223,135
Less accumulated depreciation and amortization	96,531	93,267
Total property and equipment, net	138,607	129,868
Goodwill and other acquired intangibles:
Goodwill	43,332	43,332
Other acquired intangibles, net of accumulated amortization of $22,609 in 2012 and $21,462 in 2011	25,521	26,668
Total net goodwill and other acquired intangibles	68,853	70,000
Other assets	1,858	1,566
Total assets	$364,760	$341,151

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$16,563	$12,392
Accrued expenses	23,163	20,986
Current portion of debt and capital lease obligations	521	552
Total current liabilities	40,247	33,930

Long-term debt and capital lease obligations, less current portion	228	333
Other long-term liabilities	9,470	8,860
Deferred income taxes	10,058	11,126

Shareholders’ equity:
Preferred stock	—	—
Common stock, $0.01 par value: Authorized shares - 50,000,000, Issued and outstanding shares - 28,888,315 in 2012 and 28,553,286 in 2011	289	285
Additional paid-in capital	52,212	42,212
Retained earnings	252,256	244,405
Total shareholders’ equity	304,757	286,902
Total liabilities and shareholders’ equity	$364,760	$341,151

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except per share data)
(Unaudited)
	Three months ended
	March 31, 2012	March 31, 2011
Operating revenue:
Forward Air
Airport-to-airport	$90,627	$82,147
Logistics	21,313	16,494
Other	6,202	6,403
Forward Air Solutions
Pool distribution	18,939	15,157
Total operating revenue	137,081	120,201

Operating expenses:
Purchased transportation
Forward Air
Airport-to-airport	36,758	32,593
Logistics	15,716	12,799
Other	1,598	1,473
Forward Air Solutions
Pool distribution	5,126	3,457
Total purchased transportation	59,198	50,322
Salaries, wages and employee benefits	33,174	30,495
Operating leases	7,106	6,706
Depreciation and amortization	5,121	5,082
Insurance and claims	2,798	2,175
Fuel expense	2,541	2,388
Other operating expenses	10,354	9,747
Total operating expenses	120,292	106,915
Income from operations	16,789	13,286

Other income (expense):
Interest expense	(51)	(195)
Other, net	17	16
Total other expense	(34)	(179)
Income before income taxes	16,755	13,107
Income taxes	6,482	5,238
Net income and comprehensive income	$10,273	$7,869

Net income per share:
Basic	$0.36	$0.27
Diluted	$0.35	$0.27
Weighted average shares outstanding:
Basic	28,692	29,135
Diluted	29,363	29,371

Dividends per share:	$0.07	$0.07
The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)
	Three months ended
	March 31, 2012	March 31, 2011

Operating activities:
Net income	$10,273	$7,869
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,121	5,082
Share-based compensation	1,606	1,443
Loss on disposal of property and equipment	196	21
Provision for loss (recovery) on receivables	110	(50)
Provision for revenue adjustments	427	484
Deferred income taxes	(804)	20
Tax benefit for stock options exercised	(204)	(88)
Changes in operating assets and liabilities
Accounts receivable	(2,491)	(6,058)
Prepaid expenses and other current assets	(925)	(881)
Accounts payable and accrued expenses	4,646	7,377
Net cash provided by operating activities	17,955	15,219

Investing activities:
Proceeds from disposal of property and equipment	205	279
Purchases of property and equipment	(13,098)	(7,329)
Other	(306)	308
Net cash used in investing activities	(13,199)	(6,742)

Financing activities:
Payments of debt and capital lease obligations	(136)	(171)
Proceeds from exercise of stock options	8,192	4,838
Payments of cash dividends	(2,034)	(2,055)
Cash settlement of share-based awards for minimum tax withholdings	(386)	—
Tax benefit for stock options exercised	204	88
Net cash provided by financing activities	5,840	2,700
Net increase in cash	10,596	11,177
Cash at beginning of period	58,801	74,504
Cash at end of period	$69,397	$85,681

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements

1.    Basis of Presentation

Forward Air Corporation's (“the Company”) services can be classified into two principal reporting segments:  Forward Air, Inc. (“Forward Air”) and Forward Air Solutions, Inc. (“FASI”).

Through the Forward Air segment, the Company is a leading provider of time-definite transportation and related logistics services to the North American deferred air freight market and its activities can be classified into three categories of service: airport-to-airport, logistics, and other.  Forward Air’s airport-to-airport service operates a comprehensive national network for the time-definite surface transportation of expedited ground freight.  The airport-to-airport service offers customers local pick-up and delivery and scheduled surface transportation of cargo as a cost effective, reliable alternative to air transportation.  Forward Air’s logistics services provide expedited truckload brokerage and dedicated fleet services.  Forward Air’s other services include shipment consolidation and deconsolidation, warehousing, customs brokerage, and other handling.  The Forward Air segment primarily provides its transportation services through a network of terminals located at or near airports in the United States and Canada.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company’s operating results are subject to seasonal trends when measured on a quarterly basis; therefore operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and notes thereto included in the Forward Air Corporation Annual Report on Form 10-K for the year ended December 31, 2011.

The balance sheet at December 31, 2011, as presented in this filing, has been derived from the audited financial statements at that date, but does not include all of the financial information and notes required by United States generally accepted accounting principles for complete financial statements.

The accompanying consolidated financial statements of the Company include Forward Air Corporation and its subsidiaries. Significant intercompany accounts and transactions have been eliminated in consolidation.

2.    Recent Accounting Pronouncements

In May 2011, the FASB issued additional amendments to its fair value guidance in order to improve comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). These new amendments were not intended to establish valuation standards or affect valuation practices outside of financial reporting, but to explain how to measure fair value. These amendments require additional disclosures for transfer between Level 1 and Level 2 of the fair value hierarchy, sensitivity of Level 3 fair value measurements to changes in unobservable inputs and categorization by level of the fair value hierarchy for items required to be disclosed. These amendments are effective for interim and annual periods beginning after December 15, 2011. The adoption of the new amendments did not have a material effect on the Company's financial statement disclosures.

In September 2011, the FASB issued amendments to its goodwill and intangible asset guidance to permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether to perform the two-step goodwill impairment test. Under these new amendments, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that is more likely than not that its fair value is less than its carrying amount. These amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of these amendments could impact how the Company assesses goodwill impairment, but the amendment will not have a significant effect on the Company's financial statement results or disclosures.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements

In 2011, the FASB issued amendments to require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. These amendments eliminate the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. As the Company does not currently have any items of comprehensive income, these amendments did not significantly impact the Company's financial statement presentation or disclosures.

3.    Goodwill and Long-Lived Assets

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

As of March 31, 2012, the carrying value of goodwill related to the Forward Air and FASI segments was $37,926 and $5,406, respectively. The estimation of fair value related to the impairment test for goodwill is particularly sensitive to projected financial information used in the calculations.  Earnings estimated to be generated by the Forward Air segment are expected to continue supporting the carrying value of its goodwill.  The FASI segment is currently facing the challenges of building, expanding and diversifying its revenue base.  If FASI’s efforts are significantly delayed, future estimates of projected financial information may be reduced, and the Company may be required to record an impairment charge against the carrying value of FASI’s goodwill.  There were no changes in the carrying amount of goodwill during the three months ended March 31, 2012.

4.    Share-Based Payments

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

Employee Activity - Stock Options

Stock option grants to employees typically expire seven years from the grant date and vest ratably over a three-year period.  The Company used the Black-Scholes option-pricing model to estimate the grant-date fair value of options granted.  The weighted-average fair value of options granted and assumptions used to calculate their fair value during the three months ended March 31, 2012 and 2011 were as follows:

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements

	Three months ended
	March 31, 2012	March 31, 2011
Expected dividend yield	0.9%	1.0%
Expected stock price volatility	46.6%	44.9%
Weighted average risk-free interest rate	0.8%	2.4%
Expected life of options (years)	4.2	4.6
Weighted average grant date fair value	$13	$11

The following tables summarize the Company’s employee stock option activity and related information for the three months ended March 31, 2012 and 2011:

	Three months ended March 31, 2012
				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Options	Exercise	Value	Contractual
	(000)	Price	(000)	Term
Outstanding at December 31, 2011	3,363	$26
Granted	93	37
Exercised	(308)	27
Outstanding at March 31, 2012	3,148	$27	$25,704	3.2
Exercisable at March 31, 2012	2,755	$26	$22,678	2.9

	Three months ended
	March 31, 2012	March 31, 2011
Shared-based compensation for options	$822	$1,115
Tax benefit for option compensation	$217	$307
Unrecognized compensation cost for options, net of estimated forfeitures	$3,265	$5,678

 Employee Activity - Non-vested Shares

Non-vested share grants to employees vest ratably over a three-year period.  The non-vested shares’ fair values were estimated using closing market prices on the day of grant. The following tables summarize the Company’s employee non-vested share activity and related information for the three months ended March 31, 2012 and 2011:

	Three months ended March 31, 2012
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2011	108	$29
Granted	103	37
Vested	(36)	29
Outstanding and non-vested at March 31, 2012	175	$33	$5,813

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements

	Three months ended
	March 31, 2012	March 31, 2011
Shared-based compensation for non-vested shares	$445	$137
Tax benefit for non-vested share compensation	$174	$55
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$5,319	$2,939

Employee Activity - Performance Shares

In 2011 and 2012, the Company granted performance shares to key employees.  Under the terms of the performance share agreements, on the third anniversary of the grant date, the Company will issue to the employees a calculated number of common stock shares based on the three year performance of the Company’s common stock share price as compared to the share price performance of a selected peer group.  No shares may be issued if the Company share price performance outperforms 30% or less of the peer group, but the number of shares issued may be doubled if the Company share price performs better than 90% of the peer group.  The fair value of the performance shares was estimated using a Monte Carlo simulation. The weighted average assumptions used in the Monte Carlo calculation were as follows:

	Three months ended
	March 31, 2012	March 31, 2011
Expected stock price volatility	40.8%	47.7%
Weighted average risk-free interest rate	0.4%	1.4%

The following tables summarize the Company’s employee performance share activity, assuming median share awards, and related information for the three months ended March 31, 2012 and 2011:

	Three months ended March 31, 2012
		Weighted-	Aggregate
	Performance	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2011	38	$30
Granted	24	45
Vested	—	—
Outstanding and non-vested at March 31, 2012	62	$36	$2,205

	Three months ended
	March 31, 2012	March 31, 2011
Shared-based compensation for performance shares	$147	$53
Tax benefit for performance share compensation	$57	$21
Unrecognized compensation cost for performance shares, net of estimated forfeitures	$1,724	$1,164

Non-employee Director Activity - Non-vested Shares

Grants of non-vested shares to non-employee directors vest ratably over the elected term to the Board of Directors, or one year.  The following tables summarize the Company’s non-employee non-vested share activity and related information for the three months ended March 31, 2012 and 2011:

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements

	Three months ended March 31, 2012
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2011	24	$33
Granted	—	—
Vested	(2)	31
Outstanding and non-vested at March 31, 2012	22	$33	$720

	Three months ended
	March 31, 2012	March 31, 2011
Shared-based compensation for non-vested shares	$192	$138
Tax benefit for non-vested share compensation	$75	$55
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$78	$120

Non-employee Director Activity - Stock Options

In addition to the above activity, each May from 1995 to 2005 options were granted to the non-employee directors of the Company.  The options have terms of ten years and are fully exercisable.  At March 31, 2012, 40,625 options were outstanding and will expire between May 2013 and May 2015.  At March 31, 2012, the weighted average exercise price per share and remaining contractual term for the outstanding options of non-employee directors were $21 and 2.2 years, respectively.

5.    Senior Credit Facility
In February 2012, the Company entered into a new $150,000 credit facility. This facility has a term of five years and matures in February 2017. The Company entered into this larger credit facility in order to fund potential acquisitions, the repurchase of its common stock and the financing of other general business purposes. Interest rates for advances under the facility are LIBOR plus 1.1% based upon covenants related to total indebtedness to earnings (1.4% at March 31, 2012). The agreement contains certain covenants and restrictions, none of which are expected to significantly affect the Company's operations or ability to pay dividends. No assets are pledged as collateral against the credit facility. As of March 31, 2012, the Company had no borrowings outstanding under the senior credit facility. At March 31, 2012, the Company had utilized $9,316 of availability for outstanding letters of credit and had $140,684 of available borrowing capacity outstanding under the senior credit facility.

6.    Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three months ended
	March 31, 2012	March 31, 2011
Numerator:
Numerator for basic and diluted income per share - net income	$10,273	$7,869
Denominator (in thousands):
Denominator for basic income per share - weighted-average shares	28,692	29,135
Effect of dilutive stock options and non-vested shares	671	236
Denominator for diluted income per share - adjusted weighted-average shares	29,363	29,371
Basic net income per share	$0.36	$0.27
Diluted net income per share	$0.35	$0.27

The number of options and non-vested shares that could potentially dilute net earnings per share in the future, but that were not included in the computation of income per diluted share because to do so would have been anti-dilutive for the periods presented, were approximately 264,000 and 2,059,000 at March 31, 2012 and 2011, respectively.

7.    Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states and Canada. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2007.

For the three months ended March 31, 2012 and 2011, the effective income tax rates varied from the statutory federal income tax rate of 35.0%, primarily as a result of the effect of state income taxes, net of the federal benefit and permanent differences between book and tax net income.

8.    Financial Instruments

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company does not generally require collateral from its customers. Concentrations of credit risk with respect to trade accounts receivable on a consolidated basis are limited due to the large number of entities comprising the Company’s customer base and their dispersion across many different industries.  However, while not significant to the Company on a consolidated basis, four customers accounted for approximately 73.3% of FASI’s operating revenue for the three months ended March 31, 2012.

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Accounts receivable and accounts payable: The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair value based on their short-term nature.

The Company’s senior credit facility bears interest at LIBOR plus 1.1% based upon covenants related to total indebtedness to earnings.  Using interest rate quotes and discounted cash flows, the Company estimated the fair value of its outstanding debt and capital lease obligations as follows:

	March 31, 2012
	Carrying Value	Fair Value
Other debt and capital leases	$749	$789

The Company's fair value calculations for the above financial instruments are classified within level 3 of the fair value hierarchy.

9.    Shareholders' Equity

During each quarter of 2012 and 2011, the Company’s Board of Directors declared a cash dividend of $0.07 per share of common stock.  The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

In July 2007, the Company’s Board of Directors approved a stock repurchase program (“Repurchase Plan”) for up to two million shares of the Company’s common stock.   As of March 31, 2012, 815,059 shares remain that may be repurchased under the Repurchase Plan.

10.    Commitments and Contingencies

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies disclosed in Note 1 to the Consolidated Financial Statements included in the Company’s 2011 Annual Report on Form 10-K. Segment data includes intersegment revenues.  Assets and costs of the corporate headquarters are allocated to the segments based on usage.  The Company evaluates the performance of its segments based on net income (loss).  The Company’s business is conducted in the U.S. and Canada.

The following tables summarize segment information about net income (loss) and assets used by the chief operating decision maker of the Company in making decisions regarding allocation of assets and resources as of and for the three months ended March 31, 2012 and 2011.

	Three months ended March 31, 2012
	Forward Air	FASI	Eliminations	Consolidated
External revenues	$118,142	$18,939	$—	$137,081
Intersegment revenues	218	267	(485)	—
Depreciation and amortization	4,027	1,094	—	5,121
Share-based compensation expense	1,531	75	—	1,606
Interest expense	44	7	—	51
Interest income	16	—	—	16
Income tax expense (benefit)	6,698	(216)	—	6,482
Net income (loss)	10,664	(391)	—	10,273
Total assets	363,746	38,956	(37,942)	364,760
Capital expenditures	9,265	3,833	—	13,098

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements

	Three months ended March 31, 2011
	Forward Air	FASI	Eliminations	Consolidated
External revenues	$105,044	$15,157	$—	$120,201
Intersegment revenues	122	81	(203)	—
Depreciation and amortization	4,072	1,010	—	5,082
Share-based compensation expense	1,354	89	—	1,443
Interest expense	183	12	—	195
Interest income	49	—	—	49
Income tax expense (benefit)	5,614	(376)	—	5,238
Net income (loss)	8,507	(638)	—	7,869
Total assets	369,901	35,766	(37,565)	368,102
Capital expenditures	5,381	1,948	—	7,329

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

FASI provides pool distribution services throughout the Mid-Atlantic, Southeast, Midwest and Southwest continental United States.  Pool distribution involves managing high-frequency handling and distribution of time-sensitive product to numerous destinations in specific geographic regions.  Our primary customers for this service are regional and nationwide distributors and retailers, such as mall, strip mall and outlet based retail chains. We service these customers through a network of terminals and service centers located in 20 cities.

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

Trends and Developments

Results from Operations

During the three months ended March 31, 2012, we experienced a 14.1% increase in our consolidated revenues compared to the three months ended March 31, 2011.  The increase in revenue is attributable to a 12.5% and 26.3% revenue increase in our Forward Air and FASI segments, respectively, during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.  Forward Air revenue increases were driven by increased shipping volumes, net fuel surcharge and a general rate increase initiated in June 2011.  These revenue increases also drove the improvement in our income from operations.

FASI revenue increased 26.3% for the three months ended March 31, 2012, compared to the same period in 2011.  The FASI revenue increase was primarily the result of new business wins.  The notable increase in revenue drove the $0.4 million, or 40.0%, improvement in FASI’s loss from operations during the three months ended March 31, 2012, compared to the three months ended March 31, 2011.  However, the improvement in FASI operations due to the higher revenue volumes were partially offset by certain costs incurred for the implementation of strategic initiatives and increased cargo and vehicle claim costs.

During the three months ended March 31, 2012, increasing fuel prices have positively impacted our revenues and results of operations as compared to prior periods.  Our net fuel surcharge revenue is the result of our fuel surcharge rates, which are set weekly using the national average for diesel price per gallon, and the tonnage transiting our network.  The increase in shipping activity combined with the increasing diesel fuel prices have resulted in an increase in our net fuel surcharge revenue.  Total net fuel surcharge revenue increased 16.4% during the three months ended March 31, 2012 as compared to the same period in 2011.

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
As of March 31, 2012, the carrying value of goodwill related to the Forward Air and FASI segments was $37.9 million and $5.4 million, respectively. The estimation of fair value related to the impairment test for goodwill is particularly sensitive to projected financial information used in the calculations. Earnings estimated to be generated by our Forward Air segment are expected to continue supporting the carrying value of its goodwill. Our FASI segment is currently facing the challenges of building, expanding and diversifying its revenue base. If FASI’s efforts are significantly delayed, future estimates of projected financial information may be reduced, and we may be required to record an impairment charge against the carrying value of FASI’s goodwill.
Segments

Our operations can be broadly classified into two principal segments:  Forward Air and FASI.

Our Forward Air segment includes our airport-to-airport network, Forward Air Complete, and TLX services as well as our other accessorial related services such as warehousing; customs brokerage; and value-added handling services.

Our FASI segment includes our pool distribution business.

Results of Operations

The following table sets forth our consolidated historical financial data for the three months ended March 31, 2012 and 2011 (in millions):

	Three months ended
	March 31, 2012	March 31, 2011	Change	Percent Change
Operating revenue	$137.1	$120.2	$16.9	14.1%
Operating expenses:
Purchased transportation	59.2	50.3	8.9	17.7
Salaries, wages, and employee benefits	33.2	30.5	2.7	8.9
Operating leases	7.1	6.7	0.4	6.0
Depreciation and amortization	5.1	5.1	—	—
Insurance and claims	2.8	2.2	0.6	27.3
Fuel expense	2.5	2.4	0.1	4.2
Other operating expenses	10.4	9.7	0.7	7.2
Total operating expenses	120.3	106.9	13.4	12.5
Income from operations	16.8	13.3	3.5	26.3
Other expense:
Interest expense	—	(0.2)	0.2	(100.0)
Total other expense	—	(0.2)	0.2	(100.0)
Income before income taxes	16.8	13.1	3.7	28.2
Income taxes	6.5	5.2	1.3	25.0
Net income	$10.3	$7.9	$2.4	30.4%

The following table sets forth our historical financial data by segment for the three months ended March 31, 2012 and 2011 (in millions):

	Three months ended
	March 31,	Percent of	March 31,	Percent of		Percent
	2012	Revenue	2011	Revenue	Change	Change
Operating revenue
Forward Air	$118.4	86.4%	$105.2	87.5%	$13.2	12.5%
FASI	19.2	14.0	15.2	12.6	4.0	26.3
Intercompany eliminations	(0.5)	(0.4)	(0.2)	(0.1)	(0.3)	150.0
Total	137.1	100.0	120.2	100.0	16.9	14.1

Purchased transportation
Forward Air	54.3	45.9	46.9	44.6	7.4	15.8
FASI	5.3	27.6	3.6	23.7	1.7	47.2
Intercompany eliminations	(0.4)	80.0	(0.2)	100.0	(0.2)	100.0
Total	59.2	43.2	50.3	41.8	8.9	17.7

Salaries, wages and employee benefits
Forward Air	25.7	21.7	23.9	22.7	1.8	7.5
FASI	7.5	39.1	6.6	43.4	0.9	13.6
Total	33.2	24.2	30.5	25.4	2.7	8.9

Operating leases
Forward Air	5.1	4.3	4.9	4.7	0.2	4.1
FASI	2.0	10.4	1.8	11.8	0.2	11.1
Total	7.1	5.2	6.7	5.6	0.4	6.0

Depreciation and amortization
Forward Air	4.0	3.4	4.1	3.9	(0.1)	(2.4)
FASI	1.1	5.7	1.0	6.6	0.1	10.0
Total	5.1	3.7	5.1	4.2	—	—

Insurance and claims
Forward Air	2.1	1.8	1.6	1.5	0.5	31.3
FASI	0.7	3.6	0.6	3.9	0.1	16.7
Total	2.8	2.0	2.2	1.8	0.6	27.3

Fuel expense
Forward Air	1.1	0.9	1.1	1.0	—	—
FASI	1.4	7.3	1.3	8.6	0.1	7.7
Total	2.5	1.8	2.4	2.0	0.1	4.2

Other operating expenses
Forward Air	8.7	7.3	8.4	8.0	0.3	3.6
FASI	1.8	9.4	1.3	8.6	0.5	38.5
Intercompany eliminations	(0.1)	20.0	—	—	(0.1)	(100.0)
Total	10.4	7.6	9.7	8.1	0.7	7.2

Income (loss) from operations
Forward Air	17.4	14.7	14.3	13.6	3.1	21.7
FASI	(0.6)	(3.1)	(1.0)	(6.6)	0.4	(40.0)
Total	$16.8	12.3%	$13.3	11.1%	$3.5	26.3%

The following table presents the components of the Forward Air segment’s operating revenue and purchased transportation for the three months ended March 31, 2012 and 2011 (in millions):

	Three months ended
	March 31, 2012	Percent of Revenue	March 31, 2011	Percent of Revenue	Change	Percent Change
Forward Air revenue
Airport-to-airport	$90.8	76.7%	$82.2	78.1%	$8.6	10.5%
Logistics	21.4	18.1	16.6	15.8	4.8	28.9
Other	6.2	5.2	6.4	6.1	(0.2)	(3.1)
Total	$118.4	100.0%	$105.2	100.0%	$13.2	12.5%

Forward Air purchased transportation
Airport-to-airport	$36.9	40.6%	$32.6	39.7%	$4.3	13.2%
Logistics	15.8	73.8	12.8	77.1	3.0	23.4
Other	1.6	25.8	1.5	23.4	0.1	6.7
Total	$54.3	45.9%	$46.9	44.6%	$7.4	15.8%

Three Months Ended March 31, 2012 compared to Three Months Ended March 31, 2011

Revenues

Operating revenue increased by $16.9 million, or 14.1%, to $137.1 million for the three months ended March 31, 2012 from $120.2 million in the same period of 2011.

Forward Air

Forward Air operating revenue increased $13.2 million, or 12.5%, to $118.4 million from $105.2 million, accounting for 86.4% of consolidated operating revenue for the three months ended March 31, 2012 compared to 87.5% for the same period in 2011.  Airport-to-airport revenue, which is the largest component of our consolidated operating revenue, increased $8.6 million, or 10.5%, to $90.8 million from $82.2 million, accounting for 76.7% of the segment’s operating revenue during the three months ended March 31, 2012 compared to 78.1% for the same period in March 31, 2011.   Increased tonnage and an increase in our base revenue per pound, excluding net fuel surcharge revenue and Forward Air Complete (“Complete”) revenue, accounted for $4.5 million of the increase in airport-to-airport revenue. Our airport-to-airport business is priced on a per pound basis and the average revenue per pound, excluding the impact of fuel surcharges and Complete, increased 1.0% for the three months ended March 31, 2012 versus the three months ended March 31, 2011. Tonnage that transited our network increased by 5.4% in the three months ended March 31, 2012 compared with the three months ended March 31, 2011.  Average base revenue per pound increased as a result of a general rate increase that we implemented in June 2011.  The remaining increase in airport-to-airport revenue is the result of increased net fuel surcharge revenue and revenue from our Complete pick-up and delivery service.  Net fuel surcharge revenue increased $1.4 million, or 21.5%, during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011 in response to increased fuel prices and overall business volumes.  In addition, Complete revenue increased $2.7 million, or 30.9%, during the three months ended March 31, 2012 compared to the same period of 2011.  The increase in Complete revenue is attributable to the overall increase in airport-to-airport shipping volumes as well as higher customer utilization of our Complete service.

Logistics revenue, which is primarily TLX, increased $4.8 million, or 28.9%, to $21.4 million in the first quarter of 2012 from $16.6 million in the same period of 2011.  TLX revenue, which is priced on a per mile basis, increased $4.3 million as miles driven to support our TLX revenue increased by approximately 23.1% during the three months ended March 31, 2012 compared to the same period in 2011.  Also, TLX average revenue per mile increased 4.4%. The increase in miles and average revenue per mile is mainly attributable to new business wins in 2011 and change in the overall business mix. The remaining increase in logistics revenue was primarily driven by increases in various other non-mileage based logistic revenues, such as drayage services, which increased in conjunction with the overall increase in TLX business volumes.

Other revenue, which includes warehousing services and terminal handling, accounted for the final component of Forward Air operating revenue. Other revenue decreased $0.2 million, or 3.1%, to $6.2 million in the first quarter of 2012 from $6.4 million in the same period of 2011.  The decrease in revenue was primarily due to ceasing certain dedicated local pick up and delivery services early in the first quarter of 2012.

FASI

FASI operating revenue increased $4.0 million, or 26.3%, to $19.2 million for the three months ended March 31, 2012 from $15.2 million for the same period in 2011.  The increase in revenue was mostly attributable to 2011 new business wins for new and previously existing customers. Approximately $0.5 million of the new business was from new customers, including non-specialty retailers. Another $0.7 million of revenue was attributable to new truckload direct to store business for a previously existing customer. The remainder of the FASI revenue increase was attributable to increased volumes as well as new market wins from existing customers.

Intercompany Eliminations

Intercompany eliminations increased $0.3 million, or 150.0%, to $0.5 million in the first quarter of 2012 from $0.2 million in the same period of 2011.   The intercompany eliminations are the result of truckload, airport-to-airport, and handling services Forward Air provided to FASI and FASI cartage and handling services provided to Forward Air during the three months ended March 31, 2012 and 2011.  The increase in intercompany eliminations was the result of increased airport-to-airport and handling services Forward Air provided to FASI and increased cartage services FASI provided to Forward Air.

Purchased Transportation

Purchased transportation increased by $8.9 million, or 17.7%, to $59.2 million in the first quarter of 2012 from $50.3 million in the same period of 2011.  As a percentage of total operating revenue, purchased transportation was 43.2% during the three months ended March 31, 2012 compared to 41.8% for the same period in 2011.

Forward Air

Forward Air’s purchased transportation increased by $7.4 million, or 15.8%, to $54.3 million for the three months ended March 31, 2012 from $46.9 million for the three months ended March 31, 2011. The increase in purchased transportation is primarily attributable to an 12.4% increase in miles driven and a 3.0% increase in the total cost per mile for the first quarter of 2012 versus the same period in 2011. As a percentage of segment operating revenue, Forward Air purchased transportation was 45.9% during the three months ended March 31, 2012 compared to 44.6% for the same period in 2011.

Purchased transportation costs for our airport-to-airport network increased $4.3 million, or 13.2%, to $36.9 million for the three months ended March 31, 2012 from $32.6 million for the three months ended March 31, 2011.  For the three months ended March 31, 2012, purchased transportation for our airport-to-airport network increased to 40.6% of airport-to-airport revenue from 39.7% for the same period in 2011.  The $4.3 million increase is mostly attributable to a 7.9% increase in miles driven by our network of owner-operators or third party transportation providers and a 1.2% increase in the cost per mile paid to our network of owner-operators or third party transportation providers.  The increase in miles increased purchased transportation by $2.1 million while the higher cost per mile increased purchased transportation by $0.3 million.  Miles driven by our network of owner-operators or third party transportation providers increased in conjunction with the tonnage increase discussed above as well as shifts in business mix.  The cost per mile increase was primarily attributable to higher utilization of more costly third party transportation providers as additional capacity was required to accommodate the increased tonnage volumes and shifts in business mix.  The remaining increase was attributable to a $1.9 million increase in third party transportation costs associated with the increased Complete shipment volumes discussed above.

Purchased transportation costs for our logistics revenue increased $3.0 million, or 23.4%, to $15.8 million for the three months ended March 31, 2012 from $12.8 million for the three months ended March 31, 2011. For the three months ended March 31, 2012, logistics’ purchased transportation costs represented 73.8% of logistics revenue compared to 77.1% for the same period in 2011.  The increase in logistics’ purchased transportation was mostly attributable to a $2.7 million, or 22.4%, increase in TLX purchased transportation.  Miles driven to support our TLX revenue increased 23.1% while our TLX cost per mile decreased approximately 0.7% during the three months ended March 31, 2012 compared to the same period in 2011.   The decrease in cost per mile was mostly attributable to increased utilization of our network of owner-operators as opposed to more costly third party transportation providers. The remaining increase in logistics’ purchased transportation costs was attributable to increases in various other non-mileage based costs, such as drayage services.

Purchased transportation costs related to our other revenue increased $0.1 million, or 6.7%, to $1.6 million for the three months ended March 31, 2012 from $1.5 million for the three months ended March 31, 2011. Other purchased transportation costs as a percentage of other revenue increased to 25.8% of other revenue for the three months ended March 31, 2012 from 23.4% for the same period in 2011.   The increase in other purchased transportation costs as a percentage of revenue is primarily attributable to the cessation of certain, dedicated local pick up and delivery business during the first quarter of 2012. This business was primarily serviced by Company-employed drivers so revenues were reduced without a corresponding decrease in other purchased transportation.

FASI

FASI purchased transportation increased $1.7 million, or 47.2%, to $5.3 million for the three months ended March 31, 2012 from $3.6 million for the three months ended March 31, 2011.  FASI purchased transportation as a percentage of revenue was 27.6% for the three months ended March 31, 2012 compared to 23.7% for the three months ended March 31, 2011.  The increase in FASI purchased transportation in total dollars and as a percentage of revenue was mostly attributable to our continued conversion from Company-employed drivers to owner-operators or third-party transportation providers and certain new business having an increased linehaul component which increased the utilization of owner-operators and third-party transportation providers.

Intercompany Eliminations

Intercompany eliminations increased $0.2 million, or 100.0%, to $0.4 million for the three months ended March 31, 2012 from $0.2 million for the three months ended March 31, 2011.  The intercompany eliminations are the result of truckload and airport-to-airport services Forward Air provided to FASI and FASI cartage services provided to Forward Air during the three months ended March 31, 2012.  The increase in intercompany eliminations was the result of increased airport-to-airport services Forward Air provided to FASI and increased cartage services FASI provided to Forward Air.

Salaries, Wages, and Benefits

Salaries, wages and employee benefits increased by $2.7 million, or 8.9%, to $33.2 million in the first quarter of 2012 from $30.5 million in the same period of 2011.   As a percentage of total operating revenue, salaries, wages and employee benefits was 24.2% during the three months ended March 31, 2012 compared to 25.4% for the same period in 2011.

Forward Air

Salaries, wages and employee benefits of Forward Air increased by $1.8 million, or 7.5%, to $25.7 million in the first quarter of 2012 from $23.9 million in the same period of 2011.  Salaries, wages and employee benefits were 21.7% of Forward Air’s operating revenue in the first quarter of 2012 compared to 22.7% for the same period of 2011.  The increase in salaries, wages and employee benefits in total dollars is largely due to increased variable wages, primarily dock employees, which increased in conjunction with the revenue volume increases discussed previously. In addition, Forward Air also experienced a $0.5 million, or 24.1%, increase in health insurance costs during the three months end March 31, 2012 compared to the same period in 2011.  The improvement in salaries, wages and employee benefits as a percentage of revenue is the result of the increase in revenue outpacing the increase in salaries, wages and employee benefits, slightly offset by the increased health insurance costs.

FASI

FASI salaries, wages and employee benefits increased $0.9 million, or 13.6%, to $7.5 million for the three months ended March 31, 2012 compared to $6.6 million for the three months ended March 31, 2011.  As a percentage of FASI operating revenue, salaries, wages and benefits decreased to 39.1% for the three months ended March 31, 2012 compared to 43.4% for the same period in 2011.  The increase in salaries, wages and employee benefits in total dollars is largely due to increased variable wages, primarily dock employees, which increased in conjunction with the revenue volume increases discussed previously. The decrease in salaries, wages and employee benefits as a percentage of revenue is the result of improvement in Company-employed driver wages, health and workers’ compensation insurance losses and the increase in revenue outpacing FASI’s fixed salaries and benefits.  For the first quarter of 2012, we reduced our Company-employed driver wages by 2.1% as a percentage of revenue compared to the same period in 2011.  The improvement in Company-employed driver wages is largely the result of our continuing efforts to move to a more variable cost structure by converting from Company-employed drivers to a network of owner-operators and third-party transportation providers.  The remaining improvement in FASI salaries, wages and employee benefits as a percentage of revenue is mainly due to the increase in revenue outpacing the increase in FASI’s fixed salary and benefit costs.

Operating Leases

Operating leases increased by $0.4 million, or 6.0%, to $7.1 million in the first quarter of 2012 from $6.7 million in the same period of 2011.  Operating leases, the largest component of which is facility rent, were 5.2% of consolidated operating revenue for the three months ended March 31, 2012 compared with 5.6% in the same period of 2011.

Forward Air

Operating leases increased $0.2 million, or 4.1%, to $5.1 million in the first quarter of 2012 from $4.9 million in the same period of 2011.  Operating leases were 4.3% of Forward Air operating revenue for the three months ended March 31, 2012 compared with 4.7% in the same period of 2011.  The $0.2 million increase was the result of a higher occurrence of trailer rentals. Trailer rentals increased to provide additional capacity until new and replacement trailers were received at the end of the first quarter of 2012.

FASI

FASI operating lease expense increased $0.2 million, or 11.1%, to $2.0 million for the three months ended March 31, 2012 from $1.8 million for the same period in 2011.  The $0.2 million increase was attributable to increased trailer and vehicle rentals.  Trailer and vehicle rentals increased in conjunction with the the increase in revenue volumes discussed above as well as delays in receiving new company-owned trailers and vehicles. Trailer and vehicle rentals should be reduced during the second quarter of 2012 as FASI should benefit from new trailers and vehicles purchased in the first quarter of 2012.

Depreciation and Amortization

Depreciation and amortization was $5.1 million in the first quarter of 2012 and 2011.  Depreciation and amortization was 3.7% of consolidated operating revenue for the three months ended March 31, 2012 compared with 4.2% in the same period of 2011.

Forward Air

Depreciation and amortization decreased $0.1 million, or 2.4%, to $4.0 million in the first quarter of 2012 from $4.1 million in the same period of 2011.  Depreciation and amortization expense as a percentage of Forward Air operating revenue was 3.4% in the first quarter of 2012 compared to 3.9% in the same period of 2011.   The $0.1 million decrease is primarily attributable to reduced software amortization as certain internally developed software assets became fully depreciated in late 2011. New vehicle and trailer purchases should more than offset these decreases throughout the remainder of 2012.

FASI

FASI depreciation and amortization increased $0.1 million, or 10.0%, to $1.1 million for the three months ended March 31, 2012 from $1.0 million for the same period in 2011.  Depreciation and amortization expense as a percentage of FASI operating revenue was 5.7% in the first quarter of 2012 compared to 6.6% in the same period of 2011. The increase in FASI depreciation and amortization is largely due to new trailers and vehicles purchased during the first quarter of 2012.

Insurance and Claims

Insurance and claims expense increased $0.6 million, or 27.3%, to $2.8 million for the three months ended March 31, 2012 from $2.2 million for the three months ended March 31, 2011.  Insurance and claims were 2.0% of consolidated operating revenue for the three months ended March 31, 2012 compared with 1.8% for the same period in 2011.

Forward Air

Forward Air insurance and claims expense increased $0.5 million, or 31.3%, to $2.1 million for the three months ended March 31, 2012 from $1.6 million for the three months ended March 31, 2011.  The increase is partially attributable to a $0.3 million increase in reserves and fees associated with vehicle accident claims due to developing facts and circumstances associated with certain claims.  Vehicle physical damage repairs associated with accidents also increased $0.2 million compared to the same period in 2011.

FASI

FASI insurance and claims expense increased $0.1 million, or 16.7%, to $0.7 million for the three months ended March 31, 2012 from $0.6 million for the three months ended March 31, 2011.  The $0.1 million increase in FASI insurance and claims was largely attributable to increased cargo claims primarily from our specialty retail customers.

Fuel Expense

Fuel expense increased $0.1 million, or 4.2%, to $2.5 million in the first quarter of 2012 from $2.4 million in the same period of 2011.  Fuel expense was 1.8% of consolidated operating revenue for the three months ended March 31, 2012 compared with 2.0% for the same period in 2011.

Forward Air

Fuel expense was $1.1 million in the first quarter of 2012 and 2011.  Fuel expense was 0.9% of Forward Air operating revenue in the first quarter of 2012 and 1.0% for the same period of 2011.

FASI

FASI fuel expense increased $0.1 million, or 7.7%, to $1.4 million for the first quarter of 2012 from $1.3 million for the first quarter of 2011.  Fuel expenses were 7.3% of FASI operating revenue in the first quarter of 2012 compared to 8.6% in the first quarter of 2011.  FASI fuel expense is significantly higher as a percentage of operating revenue than Forward Air’s fuel expense, as FASI utilizes a higher ratio of Company-employed drivers and Company-owned or leased vehicles in its operations than Forward Air.  The increase in FASI fuel expense was attributable to the increase in average fuel prices experienced during the first quarter of 2012 net of reductions in Company-miles run due to our shift towards a network of owner-operators and third-party transportation providers.

Other Operating Expenses

Other operating expenses increased $0.7 million, or 7.2%, to $10.4 million in the first quarter of 2012 from $9.7 million in the same period of 2011.  Other operating expenses were 7.6% of consolidated operating revenue for the three months ended March 31, 2012 compared with 8.1% in the same period of 2011.

Forward Air

Other operating expenses increased $0.3 million, or 3.6%, to $8.7 million during the three months ended March 31, 2012 from $8.4 million in the same period of 2011.  Other operating expenses were 7.3% of Forward Air operating revenue in the first quarter of 2012 compared to 8.0% in the same period of 2011.  Forward Air variable costs increased during the three months ended March 31, 2012, in conjunction with the revenue volume increases discussed previously.

FASI

FASI other operating expenses increased $0.5 million, or 38.5%, to $1.8 million for the three months ended March 31, 2012 compared to $1.3 million for the same period in 2011.  FASI other operating expenses for the first quarter of 2012 were 9.4% of the segment’s operating revenue compared to 8.6% for the same period in 2011.  The increase is partially attributable to $0.2 million incurred for the implementation of certain strategic initiatives. The costs incurred were primarily travel and dock related. The remaining increase was in conjunction with revenue volume increases discussed previously.

Intercompany Eliminations

Intercompany eliminations were $0.1 million in the first quarter of 2012.   These intercompany eliminations are the result of handling services Forward Air and FASI provided each other during the three months ended March 31, 2012.

Results from Operations

Income from operations increased by $3.5 million, or 26.3%, to $16.8 million for the first quarter of 2012 compared to $13.3 million in the same period of 2011. Income from operations was 12.3% of consolidated operating revenue for the three months ended March 31, 2012 compared with 11.1% in the same period of 2011.

Forward Air

Income from operations increased by $3.1 million, or 21.7%, to $17.4 million for the first quarter of 2012 compared with $14.3 million for the same period in 2011.  Income from operations as a percentage of Forward Air operating revenue was 14.7% for the three months ended March 31, 2012 compared with 13.6% in the same period of 2011.  The increase in income from operations was primarily the result of the increased revenue discussed previously and the resulting positive leverage the additional revenue provides against the fixed costs of the Forward Air network. The increases were somewhat offset by increased insurance and claim costs during the first quarter of 2012.

FASI

FASI’s loss from operations decreased approximately $0.4 million, or 40.0%, to a $0.6 million loss for the three months ended March 31, 2012 from a $1.0 million loss for the three months ended March 31, 2011.  The decrease in FASI’s loss from operations was primarily attributable to higher revenue volumes associated with new business wins partially offset by increased cargo claims, vehicle rentals and costs incurred to implement strategic initiatives.

Interest Expense

Interest expense was less than $0.1 million for the three months ended March 31, 2012 compared to $0.2 million for the same period of 2011.  The decrease in interest expense was primarily attributable to the use of cash on hand to pay off our previous line of credit in December 2011.

Income Taxes

The combined federal and state effective tax rate for the first quarter of 2012 was 38.7% compared to a rate of 40.0% for the same period in 2011.  Contributing to the decrease in our effective tax rate is the increase in our net income before income taxes combined with reductions in non-deductible expenses such as share-based compensation for incentive stock options.

Net Income

As a result of the foregoing factors, net income increased by $2.4 million, or 30.4%, to $10.3 million for the first quarter of 2012 compared to $7.9 million for the same period in 2010.

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

Impact of Recent Accounting Pronouncements

In May 2011, the FASB issued additional amendments to its fair value guidance in order to improve comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and International Financial Reporting Standards (“IFRS”). These new amendments were not intended to establish valuation standards or affect valuation practices outside of financial reporting, but to explain how to measure fair value. These amendments require additional disclosures for transfer between Level 1 and Level 2 of the fair value hierarchy, sensitivity of Level 3 fair value measurements to changes in unobservable inputs and categorization by level of the fair value hierarchy for items required to be disclosed. These amendments are effective for interim and annual periods beginning after December 15, 2011. The adoption of the new amendments did not have a material effect on our financial statement disclosures.

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

In 2011, the FASB issued amendments to require that all non-owner changes in stockholders' equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In the two-statement approach, the first statement should present total net income and its components followed consecutively by a second statement that should present total other comprehensive income, the components of other comprehensive income, and the total of comprehensive income. These amendments eliminate the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. As we do not currently have any items of comprehensive income, these amendments did not significantly impact our financial statement presentation or disclosures.

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital expenditures, with cash flows from operations and borrowings under our bank lines of credit. Net cash provided by operating activities totaled approximately $18.0 million for the three months ended March 31, 2012 compared to approximately $15.2 million for the three months ended March 31, 2011. The $2.8 million increase in cash provided by operating activities is mainly attributable to a $2.0 million increase in net earnings after consideration of non-cash items and a $3.6 million improvement in cash from accounts receivable. These increases were partially offset by a $2.8 million increase in cash used for prepaid assets and accounts payable.

Net cash used in investing activities was approximately $13.2 million for the three months ended March 31, 2012 compared with approximately $6.7 million used in investing activities during the three months ended March 31, 2011. Investing activities during the three months ended March 31, 2012 consisted primarily of capital expenditures for new trailers, tractors, vehicles and forklifts to replace aging units.  The $0.2 million of proceeds from disposal of property and equipment is primarily from sales of older vehicles replaced by recent purchases.

Net cash provided by financing activities totaled approximately $5.8 million for the three months ended March 31, 2012 compared with approximately $2.7 million during the three months ended March 31, 2011.  The increase in cash provided by financing activities is mainly attributable to a $3.4 million increase in cash received from the exercise of stock options.  Remaining financing activities for the three months ended March 31, 2012 and 2011 included our quarterly dividend payment and scheduled capital lease payments.

In February 2012, we entered into a new $150.0 million credit facility. This facility has a term of five years and matures in February 2017. The Company entered into this larger credit facility in order to fund potential acquisitions, the repurchase of its common stock and the financing of other general business purposes. Interest rates for advances under the facility are LIBOR plus 1.1% based upon covenants related to total indebtedness to earnings (1.4% at March 31, 2012). The agreement contains certain covenants and restrictions, none of which are expected to significantly affect the Company's operations or ability to pay dividends. No assets are pledged as collateral against the credit facility. As of March 31, 2012, the Company had no borrowings outstanding under the senior credit facility. At March 31, 2012, the Company had utilized $9.3 million of availability for outstanding letters of credit and had $140.7 million of available borrowing capacity under this new credit facility.

In July 2007, our Board of Directors approved a stock repurchase program (“Repurchase Plan”) for up to two million shares of our common stock. As of March 31, 2012 815,059 shares remain that may be repurchased under the Repurchase Plan.

During each quarter of 2012 and 2011, cash dividends of $0.07 per share were declared on common stock outstanding. We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by our Board of Directors.

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

Our exposure to market risk related to our outstanding debt is not significant and has not changed materially since December 31, 2011.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three months ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A summary of factors which could affect results and cause results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf, are further described under the caption “Risk Factors” in the Business portion of our 2011 Annual Report on Form 10-K. There have been no changes in the nature of these factors since December 31, 2011.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered purchases of shares of our common stock during the three months ended March 31, 2012.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

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

Forward Air Corporation
Date: April 26, 2012	By:	/s/ Rodney L. Bell
Rodney L. Bell Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer)

By:	/s/ Michael P. McLean
Michael P. McLean Chief Accounting Officer, Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

No.	Exhibit
3.1	Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999)
3.2	Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3-1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 6, 2009)
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