Form 10-Q
period 2012-06-30
FORWARD AIR CORP
filed 2012-07-27
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2012
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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of July 23, 2012 was 29,124,623.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited).

Forward Air Corporation
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)
(Unaudited)
	June 30, 2012	December 31, 2011
Assets
Current assets:
Cash	$68,832	$58,801
Accounts receivable, less allowance of $1,567 in 2012 and $1,503 in 2011	77,557	70,922
Other current assets	15,709	9,994
Total current assets	162,098	139,717

Property and equipment	237,256	223,135
Less accumulated depreciation and amortization	98,174	93,267
Total property and equipment, net	139,082	129,868
Goodwill and other acquired intangibles:
Goodwill	43,332	43,332
Other acquired intangibles, net of accumulated amortization of $23,757 in 2012 and $21,462 in 2011	24,373	26,668
Total net goodwill and other acquired intangibles	67,705	70,000
Other assets	1,891	1,566
Total assets	$370,776	$341,151

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$12,278	$12,392
Accrued expenses	19,726	20,986
Current portion of debt and capital lease obligations	474	552
Total current liabilities	32,478	33,930

Long-term debt and capital lease obligations, less current portion	139	333
Other long-term liabilities	6,883	8,860
Deferred income taxes	12,499	11,126

Shareholders’ equity:
Preferred stock	—	—
Common stock, $0.01 par value: Authorized shares - 50,000,000, Issued and outstanding shares - 28,927,072 in 2012 and 28,553,286 in 2011	289	285
Additional paid-in capital	54,104	42,212
Retained earnings	264,384	244,405
Total shareholders’ equity	318,777	286,902
Total liabilities and shareholders’ equity	$370,776	$341,151

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Operating revenue:
Forward Air
Airport-to-airport	$102,464	$91,493	$193,092	$173,640
Logistics	21,124	18,005	42,437	34,500
Other	6,769	6,871	12,970	13,274
Forward Air Solutions
Pool distribution	17,969	15,823	36,908	30,980
Total operating revenue	148,326	132,192	285,407	252,394

Operating expenses:
Purchased transportation
Forward Air
Airport-to-airport	42,639	35,675	79,396	68,269
Logistics	16,086	13,373	31,802	26,173
Other	1,832	1,659	3,430	3,132
Forward Air Solutions
Pool distribution	4,686	3,502	9,813	6,958
Total purchased transportation	65,243	54,209	124,441	104,532
Salaries, wages and employee benefits	32,536	31,439	65,710	61,934
Operating leases	6,824	6,705	13,931	13,411
Depreciation and amortization	5,394	5,222	10,515	10,304
Insurance and claims	2,236	1,845	5,034	4,020
Fuel expense	2,412	2,564	4,953	4,952
Other operating expenses	10,598	10,332	20,951	20,079
Total operating expenses	125,243	112,316	245,535	219,232
Income from operations	23,083	19,876	39,872	33,162

Other income (expense):
Interest expense	(79)	(141)	(130)	(336)
Other, net	(2)	31	15	47
Total other expense	(81)	(110)	(115)	(289)
Income before income taxes	23,002	19,766	39,757	32,873
Income taxes	8,835	7,797	15,317	13,035
Net income and comprehensive income	$14,167	$11,969	$24,440	$19,838

Net income per share:
Basic	$0.49	$0.41	$0.85	$0.68
Diluted	$0.48	$0.40	$0.83	$0.67
Weighted average shares outstanding:
Basic	28,908	29,337	28,800	29,236
Diluted	29,445	29,851	29,402	29,618

Dividends per share:	$0.07	$0.07	$0.14	$0.14

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended
	June 30, 2012	June 30, 2011

Operating activities:
Net income	$24,440	$19,838
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	10,515	10,304
Share-based compensation	3,123	2,955
Loss on disposal of property and equipment	167	—
Provision for loss (recovery) on receivables	111	(28)
Provision for revenue adjustments	927	933
Deferred income taxes	1,437	1,939
Tax benefit for stock options exercised	(206)	(219)
Changes in operating assets and liabilities
Accounts receivable	(5,173)	(7,921)
Prepaid expenses and other current assets	(3,128)	(1,745)
Accounts payable and accrued expenses	(8,293)	6,503
Net cash provided by operating activities	23,920	32,559

Investing activities:
Proceeds from disposal of property and equipment	736	667
Purchases of property and equipment	(18,318)	(15,441)
Other	(347)	301
Net cash used in investing activities	(17,929)	(14,473)

Financing activities:
Payments of debt and capital lease obligations	(272)	(328)
Proceeds from exercise of stock options	8,445	7,631
Payments of cash dividends	(4,072)	(4,121)
Common stock issued under employee stock purchase plan	119	128
Cash settlement of share-based awards for minimum tax withholdings	(386)	—
Tax benefit for stock options exercised	206	219
Net cash provided by financing activities	4,040	3,529
Net increase in cash	10,031	21,615
Cash at beginning of period	58,801	74,504
Cash at end of period	$68,832	$96,119

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company’s operating results are subject to seasonal trends when measured on a quarterly basis; therefore operating results for the three months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and notes thereto included in the Forward Air Corporation Annual Report on Form 10-K for the year ended December 31, 2011.

The balance sheet at December 31, 2011, as presented in this filing, has been derived from the audited financial statements at that date, but does not include all of the financial information and notes required by United States generally accepted accounting principles for complete financial statements.

The accompanying consolidated financial statements of the Company include Forward Air Corporation and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

3.    Goodwill and Long-Lived Assets

The Company conducts an annual (or more frequently if circumstances indicate possible impairment) impairment test of goodwill for each reporting unit at June 30 of each year.  The first step of the goodwill impairment test is the Company assesses qualitative factors to determine whether it is more likely than not that the fair value of either of its reporting units is less than its carrying amount, including goodwill. When performing the qualitative assessment, the Company considers the impact of factors including, but not limited to, macroeconomic and industry conditions, overall financial performance of each reporting unit, litigation and new legislation. If based on the qualitative assessments, the Company believes it more likely than not that the fair value of either reporting unit is less than the reporting unit's carrying amount the Company will prepare an estimation of the respective reporting unit's fair value.  If this estimation of fair value indicates that impairment potentially exists, the Company will then measure the amount of the impairment, if any.  Goodwill impairment exists when the calculated implied fair value of goodwill is less than its carrying value.  Changes in strategy or market conditions could significantly impact these fair value estimates and require adjustments to recorded asset balances.
The Company conducted its annual impairment assessments and tests of goodwill for each reporting unit as of June 30, 2012 and no impairment charges were required. If a fair value estimation is required, the Company calculates the fair value of the applicable reportable units, using a combination of discounted projected cash flows and market valuations for comparable companies as of the valuation date.  The Company's inputs into the fair value calculations for goodwill are classified within level 3 of the fair value hierarchy as defined in the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“the FASB Codification”).
As of June 30, 2012, the carrying value of goodwill related to the Forward Air and FASI segments was $37,926 and $5,406, respectively. Based on the Company's qualitative assessment we did not perform an estimation of Forward Air's fair value, but did perform a fair value estimation for FASI. The estimation of fair value related to the impairment test for goodwill is particularly sensitive to projected financial information used in the calculations.   The FASI segment is currently facing the challenges of building, expanding and diversifying its revenue base.  If FASI's efforts are significantly delayed, future estimates of projected financial information may be reduced, and the Company may be required to record an impairment charge against the carrying value of FASI's goodwill.  There were no changes in the carrying amount of goodwill during the three and six months ended June 30, 2012.

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

Employee Activity - Stock Options

Stock option grants to employees typically expire seven years from the grant date and vest ratably over a three-year period.  The Company used the Black-Scholes option-pricing model to estimate the grant-date fair value of options granted.  The weighted-average fair value of options granted and assumptions used to calculate their fair value during the six months ended June 30, 2012 and 2011 were as follows:

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements

	Six months ended
	June 30, 2012	June 30, 2011
Expected dividend yield	0.9%	1.0%
Expected stock price volatility	46.6%	44.9%
Weighted average risk-free interest rate	0.8%	2.4%
Expected life of options (years)	4.2	4.6
Weighted average grant date fair value	$13	$11

The following tables summarize the Company’s employee stock option activity and related information:

	Three months ended June 30, 2012
				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Options	Exercise	Value	Contractual
	(000)	Price	(000)	Term
Outstanding at March 31, 2012	3,148	$27
Granted	—	—
Exercised	(10)	25
Outstanding at June 30, 2012	3,138	$27	$20,082	3.0
Exercisable at June 30, 2012	2,745	$26	$17,748	2.7

	Three months ended
	June 30, 2012	June 30, 2011
Shared-based compensation for options	$596	$952
Tax benefit for option compensation	$164	$252
Unrecognized compensation cost for options, net of estimated forfeitures	$2,669	$4,727

	Six months ended June 30, 2012
				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Options	Exercise	Value	Contractual
	(000)	Price	(000)	Term
Outstanding at December 31, 2011	3,363	$26
Granted	93	37
Exercised	(318)	27
Outstanding at June 30, 2012	3,138	$27	$20,082	3.0
Exercisable at June 30, 2012	2,745	$26	$17,748	2.7

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements

	Six months ended
	June 30, 2012	June 30, 2011
Shared-based compensation for options	$1,418	$2,064
Tax benefit for option compensation	$378	$556
Unrecognized compensation cost for options, net of estimated forfeitures	$2,669	$4,727

Employee Activity - Non-vested Shares

Non-vested share grants to employees vest ratably over a three-year period.  The non-vested shares’ fair values were estimated using closing market prices on the day of grant. The following tables summarize the Company’s employee non-vested share activity and related information:

	Three months ended June 30, 2012
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at March 31, 2012	175	$33
Granted	—	—
Vested	—	—
Forfeited	(1)	$37
Outstanding and non-vested at June 30, 2012	174	$33	$5,780

	Three months ended
	June 30, 2012	June 30, 2011
Shared-based compensation for non-vested shares	$552	$252
Tax benefit for non-vested share compensation	$212	$100
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$4,735	$2,601

	Six months ended June 30, 2012
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2011	108	$29
Granted	103	37
Vested	(36)	29
Forfeited	(1)	37
Outstanding and non-vested at June 30, 2012	174	$33	$5,780

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements

	Six months ended
	June 30, 2012	June 30, 2011
Shared-based compensation for non-vested shares	$997	$388
Tax benefit for non-vested share compensation	$384	$154
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$4,735	$2,601

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

	Six months ended
	June 30, 2012	June 30, 2011
Expected stock price volatility	40.8%	47.7%
Weighted average risk-free interest rate	0.4%	1.4%

The following tables summarize the Company’s employee performance share activity, assuming median share awards, and related information:

	Three months ended June 30, 2012
		Weighted-	Aggregate
	Performance	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at March 31, 2012	62	$36
Granted	—	—
Vested	—	—
Outstanding and non-vested at June 30, 2012	62	$36	$2,205

	Three months ended
	June 30, 2012	June 30, 2011
Shared-based compensation for performance shares	$183	$94
Tax benefit for performance share compensation	$70	$37
Unrecognized compensation cost for performance shares, net of estimated forfeitures	$1,541	$988

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements

	Six months ended June 30, 2012
		Weighted-	Aggregate
	Performance	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2011	38	$30
Granted	24	45
Vested	—	—
Outstanding and non-vested at June 30, 2012	62	$36	$2,205

	Six months ended
	June 30, 2012	June 30, 2011
Shared-based compensation for performance shares	$330	$145
Tax benefit for performance share compensation	$127	$57
Unrecognized compensation cost for performance shares, net of estimated forfeitures	$1,541	$988

Employee Activity - Employee Stock Purchase Plan
Under the 2005 Employee Stock Purchase Plan (the “ESPP”), which has been approved by shareholders, the Company is authorized to issue up to a remaining 425,848 shares of common stock to employees of the Company. These shares may be issued at a price equal to 90% of the lesser of the market value on the first day or the last day of each six-month purchase period. Common stock purchases are paid for through periodic payroll deductions and/or up to two large lump sum contributions. For the six months ended June 30, 2012, participants under the plan purchased 4,121 shares at an average price of $29.04 per share. For the six months ended June 30, 2011, participants under the plan purchased 4,941 shares at an average price of $25.82 per share. The weighted-average fair value of each purchase right under the ESPP granted for the six months ended June 30, 2012, which is equal to the discount from the market value of the common stock at the end of each six month purchase period, was $3.23 per share. The weighted-average fair value of each purchase right under the ESPP granted for the six months ended June 30, 2011, which is equal to the discount from the market value of the common stock at the end of each six month purchase period, was $7.97 per share. Share-based compensation expense of $13 and $40 was recognized during the six months ended June 30, 2012 and 2011, respectively.

Non-employee Director Activity - Non-vested Shares

Grants of non-vested shares to non-employee directors vest ratably over the elected term to the Board of Directors, or one year.  The following tables summarize the Company’s non-employee non-vested share activity and related information:

	Three months ended June 30, 2012
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at March 31, 2012	22	$33
Granted	20	32
Vested	(22)	33
Outstanding and non-vested at June 30, 2012	20	$32	$640

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements

	Three months ended
	June 30, 2012	June 30, 2012
Shared-based compensation for non-vested shares	$173	$180
Tax benefit for non-vested share compensation	$67	$72
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$546	$660

	Six months ended June 30, 2012
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2011	24	$33
Granted	20	32
Vested	(24)	33
Outstanding and non-vested at June 30, 2012	20	$32	$640

	Six months ended
	June 30, 2012	June 30, 2011
Shared-based compensation for non-vested shares	$365	$318
Tax benefit for non-vested share compensation	$141	$126
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$546	$660

Non-employee Director Activity - Stock Options

In addition to the above activity, each May from 1995 to 2005 options were granted to the non-employee directors of the Company.  The options have terms of ten years and are fully exercisable.  At June 30, 2012, 40,625 options were outstanding and will expire between May 2013 and May 2015.  At June 30, 2012, the weighted average exercise price per share and remaining contractual term for the outstanding options of non-employee directors were $21 and 2.0 years, respectively.

5.    Senior Credit Facility
In February 2012, the Company entered into a new $150,000 credit facility. This facility has a term of five years and matures in February 2017. The Company entered into this larger credit facility in order to fund potential acquisitions, the repurchase of its common stock and the financing of other general business purposes. Interest rates for advances under the facility are LIBOR plus 1.1% based upon covenants related to total indebtedness to earnings (1.4% at June 30, 2012). The agreement contains certain covenants and restrictions, none of which are expected to significantly affect the Company's operations or ability to pay dividends. No assets are pledged as collateral against the credit facility. As of June 30, 2012, the Company had no borrowings outstanding under the senior credit facility. At June 30, 2012, the Company had utilized $9,316 of availability for outstanding letters of credit and had $140,684 of available borrowing capacity outstanding under the senior credit facility.

6.    Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three months ended		Six months ended
	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Numerator:
Numerator for basic and diluted income per share - net income	$14,167	$11,969	$24,440	$19,838
Denominator (in thousands):
Denominator for basic income per share - weighted-average shares	28,908	29,337	28,800	29,236
Effect of dilutive stock options and non-vested shares	537	514	602	382
Denominator for diluted income per share - adjusted weighted-average shares	29,445	29,851	29,402	29,618
Basic net income per share	$0.49	$0.41	$0.85	$0.68
Diluted net income per share	$0.48	$0.40	$0.83	$0.67

The number of options and non-vested shares that could potentially dilute net earnings per share in the future, but that were not included in the computation of income per diluted share because to do so would have been anti-dilutive for the periods presented, were approximately 313,000 and 642,000 at June 30, 2012 and 2011, respectively.

7.    Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states and Canada. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2007.

For the six months ended June 30, 2012 and 2011, the effective income tax rates varied from the statutory federal income tax rate of 35.0%, primarily as a result of the effect of state income taxes, net of the federal benefit and permanent differences between book and tax net income.

8.    Financial Instruments

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company does not generally require collateral from its customers. Concentrations of credit risk with respect to trade accounts receivable on a consolidated basis are limited due to the large number of entities comprising the Company’s customer base and their dispersion across many different industries.  However, while not significant to the Company on a consolidated basis, three customers accounted for approximately 60.7% and 61.2% of FASI’s operating revenue for the three and six months ended June 30, 2012, respectively.

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

The Company’s senior credit facility bears interest at LIBOR plus 1.1% based upon covenants related to total indebtedness to earnings.  Using interest rate quotes and discounted cash flows, the Company estimated the fair value of its outstanding debt and capital lease obligations as follows:

	June 30, 2012
	Carrying Value	Fair Value
Other debt and capital leases	$613	$671

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements

The Company's fair value calculations for the above financial instruments are classified within level 3 of the fair value hierarchy.

9.    Shareholders' Equity

During the first and second quarters of 2012 and each quarter of 2011, the Company’s Board of Directors declared a cash dividend of $0.07 per share of common stock. On July 24, 2012, the Company’s Board of Directors declared a cash dividend of $0.10 per share of common stock payable on September 7, 2012 to shareholders of record at the close of business on August 23, 2012.  The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

In July 2007, the Company’s Board of Directors approved a stock repurchase program (“Repurchase Plan”) for up to two million shares of the Company’s common stock.   As of June 30, 2012, 815,059 shares remain that may be repurchased under the Repurchase Plan.

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

The following tables summarize segment information about net income (loss) and assets used by the chief operating decision maker of the Company in making decisions regarding allocation of assets and resources as of and for the three and six months ended June 30, 2012 and 2011.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements

	Three months ended June 30, 2012
	Forward Air	FASI	Eliminations	Consolidated
External revenues	$130,357	$17,969	$—	$148,326
Intersegment revenues	167	398	(565)	—
Depreciation and amortization	4,186	1,208	—	5,394
Share-based compensation expense	1,457	60	—	1,517
Interest expense	73	6	—	79
Interest income	8	—	—	8
Income tax expense (benefit)	8,858	(23)	—	8,835
Net income (loss)	14,223	(56)	—	14,167
Total assets	367,961	38,863	(36,048)	370,776
Capital expenditures	4,702	518	—	5,220

	Three months ended June 30, 2011
	Forward Air	FASI	Eliminations	Consolidated
External revenues	$116,369	$15,823	$—	$132,192
Intersegment revenues	141	82	(223)	—
Depreciation and amortization	4,156	1,066	—	5,222
Share-based compensation expense	1,433	79	—	1,512
Interest expense	131	10	—	141
Interest income	55	—	—	55
Income tax expense (benefit)	7,975	(178)	—	7,797
Net income (loss)	12,284	(315)	—	11,969
Total assets	385,665	36,688	(39,374)	382,979
Capital expenditures	7,562	550	—	8,112

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements

	Six months ended June 30, 2012
	Forward Air	FASI	Eliminations	Consolidated
External revenues	$248,499	$36,908	$—	$285,407
Intersegment revenues	386	665	(1,051)	—
Depreciation and amortization	8,213	2,302	—	10,515
Share-based compensation expense	2,988	135	—	3,123
Interest expense	117	13	—	130
Interest income	23	—	—	23
Income tax expense (benefit)	15,556	(239)	—	15,317
Net income (loss)	24,887	(447)	—	24,440
Total assets	367,961	38,863	(36,048)	370,776
Capital expenditures	13,967	4,351	—	18,318

	Six months ended June 30, 2011
	Forward Air	FASI	Eliminations	Consolidated
External revenues	$221,414	$30,980	$—	$252,394
Intersegment revenues	263	163	(426)	—
Depreciation and amortization	8,227	2,077	—	10,304
Share-based compensation expense	2,786	169	—	2,955
Interest expense	313	23	—	336
Interest income	104	—	—	104
Income tax expense (benefit)	13,589	(554)	—	13,035
Net income (loss)	20,792	(954)	—	19,838
Total assets	385,665	36,688	(39,374)	382,979
Capital expenditures	12,943	2,498	—	15,441

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Trends and Developments

Results from Operations

During the three months ended June 30, 2012, we experienced a 12.2% increase in our consolidated revenues compared to the three months ended June 30, 2011.  The increase in revenue is attributable to a 12.0% and 15.7% revenue increase in our Forward Air and FASI segments, respectively, during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011.  Forward Air revenue increases were mostly driven by the Airport-to-airport service line which increased on higher shipping volumes, utilization of Forward Air Complete™ ("Complete"), net fuel surcharge revenue and our price per pound. The price pound increased due to a general rate increase initiated in June 2011.  These revenue increases also drove the improvement in our income from operations.

FASI revenue increased 15.7% for the three months ended June 30, 2012, compared to the same period in 2011.  The FASI revenue increase was primarily the result of new business wins.  The notable increase in revenue drove the $0.4 million, or 80.0%, improvement in FASI’s loss from operations during the three months ended June 30, 2012, compared to the three months ended June 30, 2011.

During the six months ended June 30, 2012, higher fuel prices positively impacted our revenues and results of operations as compared to prior periods.  Our net fuel surcharge revenue is the result of our fuel surcharge rates, which are set weekly using the national average for diesel price per gallon, and the tonnage transiting our network.  The increase in shipping activity combined with the increasing diesel fuel prices have resulted in an increase in our net fuel surcharge revenue.  During the six months ended June 30, 2012, total net fuel surcharge revenue increased 7.1% as compared to the same period in 2011. Net fuel surcharge revenue was flat for the three months ended June 30, 2012, as compared to the same period in 2011.

Goodwill
In accordance with our accounting policy, we conducted our annual impairment assessments and tests of goodwill for each reporting unit as of June 30, 2012 and no impairment charges were required. As of June 30, 2012, the carrying value of goodwill related to the Forward Air and FASI segments was $37.9 million and $5.4 million, respectively. Based on our qualitative assessment of Forward Air we believe it is more likely than not that the fair value of the reporting unit continues to exceed the reporting unit's carrying value. For the FASI reporting unit we prepared an estimation of the reporting unit's fair value. The estimation of fair value related to the impairment test for goodwill is particularly sensitive to projected financial information used in the calculations. Our FASI segment is currently facing the challenges of building, expanding and diversifying its revenue base. If FASI's efforts are significantly delayed, future estimates of projected financial information may be reduced, and we may be required to record an impairment charge against the carrying value of FASI's goodwill.

Results of Operations

The following table sets forth our consolidated historical financial data for the three months ended June 30, 2012 and 2011 (in millions):

	Three months ended
	June 30, 2012	June 30, 2011	Change	Percent Change
Operating revenue	$148.3	$132.2	$16.1	12.2%
Operating expenses:
Purchased transportation	65.3	54.2	11.1	20.5
Salaries, wages, and employee benefits	32.5	31.4	1.1	3.5
Operating leases	6.8	6.7	0.1	1.5
Depreciation and amortization	5.4	5.2	0.2	3.8
Insurance and claims	2.2	1.9	0.3	15.8
Fuel expense	2.4	2.6	(0.2)	(7.7)
Other operating expenses	10.6	10.3	0.3	2.9
Total operating expenses	125.2	112.3	12.9	11.5
Income from operations	23.1	19.9	3.2	16.1
Other expense:
Interest expense	(0.1)	(0.1)	—	—
Total other expense	(0.1)	(0.1)	—	—
Income before income taxes	23.0	19.8	3.2	16.2
Income taxes	8.8	7.8	1.0	12.8
Net income	$14.2	$12.0	$2.2	18.3%

The following table sets forth our historical financial data by segment for the three months ended June 30, 2012 and 2011 (in millions):

	Three months ended
	June 30,	Percent of	June 30,	Percent of		Percent
	2012	Revenue	2011	Revenue	Change	Change
Operating revenue
Forward Air	$130.5	88.0%	$116.5	88.1%	$14.0	12.0%
FASI	18.4	12.4	15.9	12.0	2.5	15.7
Intercompany eliminations	(0.6)	(0.4)	(0.2)	(0.1)	(0.4)	200.0
Total	148.3	100.0	132.2	100.0	16.1	12.2

Purchased transportation
Forward Air	60.9	46.7	50.8	43.6	10.1	19.9
FASI	4.9	26.6	3.6	22.7	1.3	36.1
Intercompany eliminations	(0.5)	83.3	(0.2)	100.0	(0.3)	150.0
Total	65.3	44.0	54.2	41.0	11.1	20.5

Salaries, wages and employee benefits
Forward Air	25.4	19.5	24.7	21.2	0.7	2.8
FASI	7.1	38.6	6.7	42.1	0.4	6.0
Total	32.5	21.9	31.4	23.7	1.1	3.5

Operating leases
Forward Air	5.0	3.8	5.0	4.3	—	—
FASI	1.8	9.8	1.7	10.7	0.1	5.9
Total	6.8	4.6	6.7	5.1	0.1	1.5

Depreciation and amortization
Forward Air	4.2	3.2	4.1	3.5	0.1	2.4
FASI	1.2	6.5	1.1	6.9	0.1	9.1
Total	5.4	3.6	5.2	3.9	0.2	3.8

Insurance and claims
Forward Air	1.7	1.3	1.5	1.3	0.2	13.3
FASI	0.5	2.7	0.4	2.5	0.1	25.0
Total	2.2	1.5	1.9	1.4	0.3	15.8

Fuel expense
Forward Air	1.0	0.7	1.2	1.0	(0.2)	(16.7)
FASI	1.4	7.6	1.4	8.8	—	—
Total	2.4	1.6	2.6	2.0	(0.2)	(7.7)

Other operating expenses
Forward Air	9.1	7.0	8.8	7.6	0.3	3.4
FASI	1.6	8.7	1.5	9.4	0.1	6.7
Intercompany eliminations	(0.1)	16.7	—	—	(0.1)	(100.0)
Total	10.6	7.2	10.3	7.8	0.3	2.9

Income (loss) from operations
Forward Air	23.2	17.8	20.4	17.5	2.8	13.7
FASI	(0.1)	(0.5)	(0.5)	(3.1)	0.4	(80.0)
Total	$23.1	15.6%	$19.9	15.1%	$3.2	16.1%

The following table presents the components of the Forward Air segment’s operating revenue and purchased transportation for the three months ended June 30, 2012 and 2011 (in millions):

	Three months ended
	June 30, 2012	Percent of Revenue	June 30, 2011	Percent of Revenue	Change	Percent Change
Forward Air revenue
Airport-to-airport	$102.6	78.6%	$91.6	78.6%	$11.0	12.0%
Logistics	21.1	16.2	18.0	15.5	3.1	17.2
Other	6.8	5.2	6.9	5.9	(0.1)	(1.4)
Total	$130.5	100.0%	$116.5	100.0%	$14.0	12.0%

Forward Air purchased transportation
Airport-to-airport	$42.9	41.8%	$35.7	39.0%	$7.2	20.2%
Logistics	16.2	76.8	13.4	74.4	2.8	20.9
Other	1.8	26.5	1.7	24.6	0.1	5.9
Total	$60.9	46.7%	$50.8	43.6%	$10.1	19.9%

Three Months Ended June 30, 2012 compared to Three Months Ended June 30, 2011

Revenues

Operating revenue increased by $16.1 million, or 12.2%, to $148.3 million for the three months ended June 30, 2012 from $132.2 million in the same period of 2011.

Forward Air

Forward Air operating revenue increased $14.0 million, or 12.0%, to $130.5 million from $116.5 million, accounting for 88.0% of consolidated operating revenue for the three months ended June 30, 2012 compared to 88.1% for the same period in 2011.  Airport-to-airport revenue, which is the largest component of our consolidated operating revenue, increased $11.0 million, or 12.0%, to $102.6 million from $91.6 million, accounting for 78.6% of the segment’s operating revenue during the three months ended June 30, 2012 and 2011.   Increased tonnage and an increase in our base revenue per pound, excluding net fuel surcharge revenue and Complete revenue, accounted for $5.5 million of the increase in airport-to-airport revenue. Our airport-to-airport business is priced on a per pound basis and the average revenue per pound, excluding the impact of fuel surcharges and Complete, increased 2.0% for the three months ended June 30, 2012 versus the three months ended June 30, 2011. Tonnage that transited our network increased by 5.4% in the three months ended June 30, 2012 compared with the three months ended June 30, 2011.  Average base revenue per pound increased as a result of a general rate increase that we implemented in June 2011.  The remaining increase in airport-to-airport revenue is the result of increased net fuel surcharge revenue and revenue from our Complete pick-up and delivery service.  Net fuel surcharge revenue increased $0.4 million, or 4.9%, during the three months ended June 30, 2012 as compared to the three months ended June 30, 2011 in response to the increase in overall business volumes.  In addition, Complete revenue increased $5.1 million, or 52.2%, during the three months ended June 30, 2012 compared to the same period of 2011.  The increase in Complete revenue is attributable to the overall increase in airport-to-airport shipping volumes as well as higher customer utilization of our Complete service.

Logistics revenue, which is primarily TLX, increased $3.1 million, or 17.2%, to $21.1 million in the first quarter of 2012 from $18.0 million in the same period of 2011.  TLX revenue, which is priced on a per mile basis, increased $3.2 million as miles driven to support our TLX revenue increased by approximately 21.8% during the three months ended June 30, 2012 compared to the same period in 2011.  The increase in miles was offset by a 1.9% decrease in TLX's average revenue per mile. The change in miles and average revenue per mile is mainly attributable to a change in customer mix during the second quarter of 2012. The increase in TLX revenue was partially offset by a $0.1 million decrease in various other non-mileage based logistic revenues, such as drayage services.

Other revenue, which includes warehousing services and terminal handling, accounted for the final component of Forward Air operating revenue. Other revenue decreased $0.1 million, or 1.4%, to $6.8 million in the second quarter of 2012 from $6.9 million in the same period of 2011.  The decrease in revenue was primarily due to ceasing certain dedicated local pick up and delivery services early in the first quarter of 2012.

FASI

FASI operating revenue increased $2.5 million, or 15.7%, to $18.4 million for the three months ended June 30, 2012 from $15.9 million for the same period in 2011.  The increase in revenue was mostly attributable to new business wins for new and previously existing customers. Approximately $0.3 million of the new business was from new customers, including non-specialty retailers. Another $0.8 million of revenue was attributable to new truckload direct to store business for a previously existing customer. The remainder of the FASI revenue increase was attributable to higher volumes as well as new market wins from existing customers.

Intercompany Eliminations

Intercompany eliminations increased $0.4 million, or 200.0%, to $0.6 million in the second quarter of 2012 from $0.2 million in the same period of 2011.   The intercompany eliminations are the result of truckload, airport-to-airport, and handling services Forward Air provided to FASI and FASI cartage and handling services provided to Forward Air during the three months ended June 30, 2012 and 2011.

Purchased Transportation

Purchased transportation increased by $11.1 million, or 20.5%, to $65.3 million in the second quarter of 2012 from $54.2 million in the same period of 2011.  As a percentage of total operating revenue, purchased transportation was 44.0% during the three months ended June 30, 2012 compared to 41.0% for the same period in 2011.

Forward Air

Forward Air’s purchased transportation increased by $10.1 million, or 19.9%, to $60.9 million for the three months ended June 30, 2012 from $50.8 million for the three months ended June 30, 2011. The increase in purchased transportation is primarily attributable to an 12.8% increase in miles driven and a 6.3% increase in the total cost per mile for the second quarter of 2012 versus the same period in 2011. As a percentage of segment operating revenue, Forward Air purchased transportation was 46.7% during the three months ended June 30, 2012 compared to 43.6% for the same period in 2011.

Purchased transportation costs for our airport-to-airport network increased $7.2 million, or 20.2%, to $42.9 million for the three months ended June 30, 2012 from $35.7 million for the three months ended June 30, 2011.  For the three months ended June 30, 2012, purchased transportation for our airport-to-airport network increased to 41.8% of airport-to-airport revenue from 39.0% for the same period in 2011.  The $7.2 million increase is partially attributable to a 9.2% increase in miles driven by our network of owner-operators or third party transportation providers and a 2.6% increase in the cost per mile paid to our network of owner-operators or third party transportation providers.  The increase in miles increased purchased transportation by $2.7 million while the higher cost per mile increased purchased transportation by $0.8 million.  Miles driven by our network of owner-operators or third party transportation providers increased in conjunction with the tonnage increase discussed above as well as shifts in business mix.  The cost per mile increase was attributable to higher utilization of more costly third party transportation providers as well as higher rates from third party transportation providers. The increased utilization of third party transportations providers was required to accommodate the increased tonnage volumes and shifts in business mix.  The remaining increase was attributable to a $3.7 million increase in third party transportation costs associated with the higher Complete shipment volumes discussed above.

Purchased transportation costs for our logistics revenue increased $2.8 million, or 20.9%, to $16.2 million for the three months ended June 30, 2012 from $13.4 million for the three months ended June 30, 2011. For the three months ended June 30, 2012, logistics’ purchased transportation costs represented 76.8% of logistics revenue compared to 74.4% for the same period in 2011.  The increase in logistics’ purchased transportation was mostly attributable to a $2.9 million, or 24.1%, increase in TLX purchased transportation.  Miles driven to support our TLX revenue increased 21.8% while our TLX cost per mile increased approximately 1.9% during the three months ended June 30, 2012 compared to the same period in 2011.   The increase in cost per mile was mostly attributable to higher rates from third party transportation providers. The increase in TLX purchased transportation was partially offset by $0.1 million decrease in various other non-mileage based costs, such as drayage services.

Purchased transportation costs related to our other revenue increased $0.1 million, or 5.9%, to $1.8 million for the three months ended June 30, 2012 from $1.7 million for the three months ended June 30, 2011. Other purchased transportation costs as a percentage of other revenue increased to 26.5% of other revenue for the three months ended June 30, 2012 from 24.6% for the same period in 2011.   The increase in other purchased transportation costs as a percentage of revenue is primarily attributable to the cessation of certain, dedicated local pick up and delivery business early in the first quarter of 2012. This business was primarily serviced by Company-employed drivers so revenues were reduced without a corresponding decrease in other purchased transportation.

FASI

FASI purchased transportation increased $1.3 million, or 36.1%, to $4.9 million for the three months ended June 30, 2012 from $3.6 million for the three months ended June 30, 2011.  FASI purchased transportation as a percentage of revenue was 26.6% for the three months ended June 30, 2012 compared to 22.7% for the three months ended June 30, 2011.  The increase in FASI purchased transportation in total dollars and as a percentage of revenue was mostly attributable to certain new business having an increased linehaul component which increased the utilization of owner-operators and third-party transportation providers.

Intercompany Eliminations

Intercompany eliminations increased $0.3 million, or 150.0%, to $0.5 million for the three months ended June 30, 2012 from $0.2 million for the three months ended June 30, 2011.  The intercompany eliminations are the result of truckload and airport-to-airport services Forward Air provided to FASI and FASI cartage services provided to Forward Air during the three months ended June 30, 2012.

Salaries, Wages, and Benefits

Salaries, wages and employee benefits increased by $1.1 million, or 3.5%, to $32.5 million in the second quarter of 2012 from $31.4 million in the same period of 2011.   As a percentage of total operating revenue, salaries, wages and employee benefits was 21.9% during the three months ended June 30, 2012 compared to 23.7% for the same period in 2011.

Forward Air

Salaries, wages and employee benefits of Forward Air increased by $0.7 million, or 2.8%, to $25.4 million in the second quarter of 2012 from $24.7 million in the same period of 2011.  Salaries, wages and employee benefits were 19.5% of Forward Air’s operating revenue in the second quarter of 2012 compared to 21.2% for the same period of 2011.  The increase in salaries, wages and employee benefits in total dollars is attributable to a $1.3 million increase in employee wages and benefits, primarily terminal employees, which increased in conjunction with the revenue volume increases discussed previously. The increase in wages was partially offset by a $0.6 million decrease in accruals for senior executive incentives.  The improvement in salaries, wages and employee benefits as a percentage of revenue is the result of the increase in revenue outpacing the increase in salaries, wages and employee benefits.

FASI

FASI salaries, wages and employee benefits increased $0.4 million, or 6.0%, to $7.1 million for the three months ended June 30, 2012 compared to $6.7 million for the three months ended June 30, 2011.  As a percentage of FASI operating revenue, salaries, wages and benefits decreased to 38.6% for the three months ended June 30, 2012 compared to 42.1% for the same period in 2011.  The increase in salaries, wages and employee benefits in total dollars is largely due to a $0.5 million increase in wages and benefits for terminal employees, which increased in conjunction with the revenue volume increases discussed previously. The increase in terminal employee wages and benefits was partially offset by a $0.1 million improvement in health and workers’ compensation costs for the three months ended June 30, 2012 compared to the same period in 2011. Approximately 1.6% of the the improvement in salaries, wages and employee benefits as a percentage of revenue is the result of certain new business being primarily linehaul based and requiring no significant salaries, wages and benefits. The remaining decrease as a percentage of revenue is the improvement and health insurance and workers' compensation costs and the increase in revenue outpacing the increase in salaries, wages and employee benefits.

Operating Leases

Operating leases increased by $0.1 million, or 1.5%, to $6.8 million in the second quarter of 2012 from $6.7 million in the same period of 2011.  Operating leases, the largest component of which is facility rent, were 4.6% of consolidated operating revenue for the three months ended June 30, 2012 compared with 5.1% in the same period of 2011.

Forward Air

Operating leases were $5.0 million in the second quarters of 2012 and 2011.  Operating leases were 3.8% of Forward Air operating revenue for the three months ended June 30, 2012 compared with 4.3% in the same period of 2011.

FASI

FASI operating lease expense increased $0.1 million, or 5.9%, to $1.8 million for the three months ended June 30, 2012 from $1.7 million for the same period in 2011.  The $0.1 million increase was attributable to increased trailer and vehicle rentals.  Trailer and vehicle rentals increased in conjunction with the the increase in revenue volumes discussed above.

Depreciation and Amortization

Depreciation and amortization increased $0.2 million, or 3.8%, to $5.4 million for the three months ended June 30, 2012 from $5.2 million for the same period in 2011.  Depreciation and amortization was 3.6% of consolidated operating revenue for the three months ended June 30, 2012 compared with 3.9% in the same period of 2011.

Forward Air

Depreciation and amortization increased $0.1 million, or 2.4%, to $4.2 million in the second quarter of 2012 from $4.1 million in the same period of 2011.  Depreciation and amortization expense as a percentage of Forward Air operating revenue was 3.2% in the second quarter of 2012 compared to 3.5% in the same period of 2011.   The increase is primarily attributable to new trailer purchases during the six months ended June 30, 2012.

FASI

FASI depreciation and amortization increased $0.1 million, or 9.1%, to $1.2 million for the three months ended June 30, 2012 from $1.1 million for the same period in 2011.  Depreciation and amortization expense as a percentage of FASI operating revenue was 6.5% in the second quarter of 2012 compared to 6.9% in the same period of 2011. The increase in FASI depreciation and amortization is largely due to new vehicles purchased during the first and second quarters of 2012.

Insurance and Claims

Insurance and claims expense increased $0.3 million, or 15.8%, to $2.2 million for the three months ended June 30, 2012 from $1.9 million for the three months ended June 30, 2011.  Insurance and claims were 1.5% of consolidated operating revenue for the three months ended June 30, 2012 compared with 1.4% for the same period in 2011.

Forward Air

Forward Air insurance and claims expense increased $0.2 million, or 13.3%, to $1.7 million for the three months ended June 30, 2012 from $1.5 million for the three months ended June 30, 2011.  The increase in Forward Air insurance and claims was driven by a $0.1 million increase in insurance premiums, a $0.1 million increase in cargo claims, a $0.1 million increase in vehicle accident repairs and a $0.3 million increase in professional fees associated with litigating vehicle accident claims. These increases were partially offset by a $0.4 million reduction in our vehicle loss development reserves based on the results of second quarter actuary analysis. The increase in professional fees related to the defense of certain prior year claims.

FASI

FASI insurance and claims expense increased $0.1 million, or 25.0%, to $0.5 million for the three months ended June 30, 2012 from $0.4 million for the three months ended June 30, 2011.  The increase in FASI insurance and claims was largely attributable to increased cargo claims primarily from our specialty retail customers.

Fuel Expense

Fuel expense decreased $0.2 million, or 7.7%, to $2.4 million in the second quarter of 2012 from $2.6 million in the same period of 2011.  Fuel expense was 1.6% of consolidated operating revenue for the three months ended June 30, 2012 compared with 2.0% for the same period in 2011.

Forward Air

Fuel expense decreased $0.2 million, or 16.7%, to $1.0 million in the second quarter of 2012 from $1.2 million in the same period of 2011.  Fuel expense was 0.7% of Forward Air operating revenue in the second quarter of 2012 and 1.0% for the same period of 2011. The decrease in fuel expense resulted from the cessation of certain dedicated local pick up and delivery services in the first quarter of 2012 which was performed mostly by Company-owned vehicles. Also, contributing to the decline in fuel expense was the decline in average fuel prices during the three months ended June 30, 2012 compared to the same period in 2011.

FASI

FASI fuel expense was $1.4 million for the second quarter of 2012 and 2011.  Fuel expenses were 7.6% of FASI operating revenue in the second quarter of 2012 compared to 8.8% in the second quarter of 2011.  FASI fuel expense is significantly higher as a percentage of operating revenue than Forward Air’s fuel expense, as FASI utilizes a higher ratio of Company-employed drivers and Company-owned or leased vehicles in its operations than Forward Air.  FASI fuel expenses remained flat as decreases in average fuel prices during the three months end June 30, 2012 were mostly offset by increased miles driven in conjunction with the higher business volumes discussed previously.

Other Operating Expenses

Other operating expenses increased $0.3 million, or 2.9%, to $10.6 million in the second quarter of 2012 from $10.3 million in the same period of 2011.  Other operating expenses were 7.2% of consolidated operating revenue for the three months ended June 30, 2012 compared with 7.8% in the same period of 2011.

Forward Air

Other operating expenses increased $0.3 million, or 3.4%, to $9.1 million during the three months ended June 30, 2012 from $8.8 million in the same period of 2011.  Other operating expenses were 7.0% of Forward Air operating revenue in the second quarter of 2012 compared to 7.6% in the same period of 2011.  Forward Air dock related and agent station costs increased during the three months ended June 30, 2012, in conjunction with the revenue volume increases discussed previously.

FASI

FASI other operating expenses increased $0.1 million, or 6.7%, to $1.6 million for the three months ended June 30, 2012 compared to $1.5 million for the same period in 2011.  FASI other operating expenses for the second quarter of 2012 were 8.7% of the segment’s operating revenue compared to 9.4% for the same period in 2011.  The increase in FASI's other operating expenses were driven by higher variable dock and maintenance costs in conjunction with the increased revenue volumes discussed previously.

Intercompany Eliminations

Intercompany eliminations were $0.1 million in the second quarter of 2012.   These intercompany eliminations are the result of handling services Forward Air and FASI provided each other during the three months ended June 30, 2012.

Results from Operations

Income from operations increased by $3.2 million, or 16.1%, to $23.1 million for the second quarter of 2012 compared to $19.9 million in the same period of 2011. Income from operations was 15.6% of consolidated operating revenue for the three months ended June 30, 2012 compared with 15.1% in the same period of 2011.

Forward Air

Income from operations increased by $2.8 million, or 13.7%, to $23.2 million for the second quarter of 2012 compared with $20.4 million for the same period in 2011.  Income from operations as a percentage of Forward Air operating revenue was 17.8% for the three months ended June 30, 2012 compared with 17.5% in the same period of 2011.  The increase in income from operations was primarily the result of the increased revenue discussed previously and the resulting positive leverage the additional revenue provides against the fixed costs of the Forward Air network. The increases from higher revenues were partially offset by increased purchased transportation associated with changing revenue and customer mixes during the second quarter of 2012.

FASI

FASI’s loss from operations improved approximately $0.4 million, or 80.0%, to a $0.1 million loss for the three months ended June 30, 2012 from a $0.5 million loss for the three months ended June 30, 2011.  The decrease in FASI’s loss from operations was primarily attributable to higher revenue volumes associated with new business wins partially offset by increased cargo claims.

Interest Expense

Interest expense was less than $0.1 million for the three months ended June 30, 2012 and 2011.

Income Taxes

The combined federal and state effective tax rate for the second quarter of 2012 was 38.4% compared to a rate of 39.4% for the same period in 2011.  Contributing to the decrease in our effective tax rate is the increase in our net income before income taxes combined with reductions in non-deductible expenses such as share-based compensation for incentive stock options.

Net Income

As a result of the foregoing factors, net income increased by $2.2 million, or 18.3%, to $14.2 million for the second quarter of 2012 compared to $12.0 million for the same period in 2011.

Results of Operations

The following table sets forth our consolidated historical financial data for the six months ended June 30, 2012 and 2011 (in millions):

	Six months ended
	June 30, 2012	June 30, 2011	Change	Percent Change
Operating revenue	$285.4	$252.4	$33.0	13.1%
Operating expenses:
Purchased transportation	124.4	104.5	19.9	19.0
Salaries, wages, and employee benefits	65.7	62.0	3.7	6.0
Operating leases	13.9	13.4	0.5	3.7
Depreciation and amortization	10.5	10.3	0.2	1.9
Insurance and claims	5.0	4.0	1.0	25.0
Fuel expense	5.0	4.9	0.1	2.0
Other operating expenses	21.0	20.1	0.9	4.5
Total operating expenses	245.5	219.2	26.3	12.0
Income from operations	39.9	33.2	6.7	20.2
Other expense:
Interest expense	(0.1)	(0.3)	0.2	(66.7)
Total other expense	(0.1)	(0.3)	0.2	(66.7)
Income before income taxes	39.8	32.9	6.9	21.0
Income taxes	15.3	13.1	2.2	16.8
Net income	$24.5	$19.8	$4.7	23.7%

The following table sets forth our historical financial data by segment for the six months ended June 30, 2012 and 2011 (in millions):

	Six months ended
	June 30,	Percent of	June 30,	Percent of		Percent
	2012	Revenue	2011	Revenue	Change	Change
Operating revenue
Forward Air	$248.9	87.2%	$221.7	87.8%	$27.2	12.3%
FASI	37.6	13.2	31.1	12.3	6.5	20.9
Intercompany eliminations	(1.1)	(0.4)	(0.4)	(0.1)	(0.7)	175.0
Total	285.4	100.0	252.4	100.0	33.0	13.1

Purchased transportation
Forward Air	115.2	46.3	97.7	44.1	17.5	17.9
FASI	10.1	26.9	7.2	23.1	2.9	40.3
Intercompany eliminations	(0.9)	81.8	(0.4)	100.0	(0.5)	125.0
Total	124.4	43.6	104.5	41.4	19.9	19.0

Salaries, wages and employee benefits
Forward Air	51.1	20.5	48.7	22.0	2.4	4.9
FASI	14.6	38.8	13.3	42.8	1.3	9.8
Total	65.7	23.0	62.0	24.6	3.7	6.0

Operating leases
Forward Air	10.1	4.1	9.8	4.4	0.3	3.1
FASI	3.8	10.1	3.6	11.6	0.2	5.6
Total	13.9	4.9	13.4	5.3	0.5	3.7

Depreciation and amortization
Forward Air	8.2	3.3	8.2	3.7	—	—
FASI	2.3	6.1	2.1	6.7	0.2	9.5
Total	10.5	3.7	10.3	4.1	0.2	1.9

Insurance and claims
Forward Air	3.8	1.5	3.1	1.4	0.7	22.6
FASI	1.2	3.2	0.9	2.9	0.3	33.3
Total	5.0	1.7	4.0	1.6	1.0	25.0

Fuel expense
Forward Air	2.2	0.9	2.3	1.0	(0.1)	(4.3)
FASI	2.8	7.5	2.6	8.4	0.2	7.7
Total	5.0	1.7	4.9	1.9	0.1	2.0

Other operating expenses
Forward Air	17.8	7.1	17.2	7.8	0.6	3.5
FASI	3.4	9.0	2.9	9.3	0.5	17.2
Intercompany eliminations	(0.2)	18.2	—	—	(0.2)	(100.0)
Total	21.0	7.4	20.1	8.0	0.9	4.5

Income (loss) from operations
Forward Air	40.5	16.3	34.7	15.6	5.8	16.7
FASI	(0.6)	(1.6)	(1.5)	(4.8)	0.9	(60.0)
Total	$39.9	14.0%	$33.2	13.1%	$6.7	20.2%

The following table presents the components of the Forward Air segment’s operating revenue and purchased transportation for the six months ended June 30, 2012 and 2011 (in millions):

	Six months ended
	June 30, 2012	Percent of Revenue	June 30, 2011	Percent of Revenue	Change	Percent Change
Forward Air revenue
Airport-to-airport	$193.4	77.7%	$173.8	78.4%	$19.6	11.3%
Logistics	42.5	17.1	34.6	15.6	7.9	22.8
Other	13.0	5.2	13.3	6.0	(0.3)	(2.3)
Total	$248.9	100.0%	$221.7	100.0%	$27.2	12.3%

Forward Air purchased transportation
Airport-to-airport	$79.8	41.3%	$68.3	39.3%	$11.5	16.8%
Logistics	32.0	75.3	26.2	75.7	5.8	22.1
Other	3.4	26.2	3.2	24.1	0.2	6.3
Total	$115.2	46.3%	$97.7	44.1%	$17.5	17.9%

Six Months Ended June 30, 2012 compared to Six Months Ended June 30, 2011

Revenues

Operating revenue increased by $33.0 million, or 13.1%, to $285.4 million for the six months ended June 30, 2012 from $252.4 million in the same period of 2011.

Forward Air

Forward Air operating revenue increased $27.2 million, or 12.3%, to $248.9 million from $221.7 million, accounting for 87.2% of consolidated operating revenue for the six months ended June 30, 2012 compared to 87.8% for the same period in 2011.  Airport-to-airport revenue, which is the largest component of our consolidated operating revenue, increased $19.6 million, or 11.3%, to $193.4 million from $173.8 million, accounting for 77.7% of the segment’s operating revenue during the six months ended June 30, 2012 compared to 78.4% for the same period in 2011.   Increased tonnage and an increase in our base revenue per pound, excluding net fuel surcharge revenue and Complete revenue, accounted for $9.9 million of the increase in airport-to-airport revenue. Our airport-to-airport business is priced on a per pound basis and the average revenue per pound, excluding the impact of fuel surcharges and Complete, increased 1.6% for the six months ended June 30, 2012 versus the six months ended June 30, 2011. Tonnage that transited our network increased by 5.4% during the six months ended June 30, 2012 compared with the six months ended June 30, 2011.  Average base revenue per pound increased as a result of a general rate increase that we implemented in June 2011.  The remaining increase in airport-to-airport revenue is the result of increased net fuel surcharge revenue and revenue from our Complete pick-up and delivery service.  Net fuel surcharge revenue increased $1.9 million, or 12.2%, during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011 in response to increased fuel prices and overall business volumes.  In addition, Complete revenue increased $7.8 million, or 42.1%, during the six months ended June 30, 2012 compared to the same period of 2011.  The increase in Complete revenue is attributable to the overall increase in airport-to-airport shipping volumes as well as higher customer utilization of our Complete service.

Logistics revenue, which is primarily TLX, increased $7.9 million, or 22.8%, to $42.5 million for the six months ended June 30, 2012 from $34.6 million in the same period of 2011.  TLX revenue, which is priced on a per mile basis, increased $7.4 million as miles driven to support our TLX revenue increased by approximately 22.5% during the six months ended June 30, 2012 compared to the same period in 2011.  Also, TLX average revenue per mile increased 1.1%. The increase in miles and average revenue per mile is mainly attributable to new business wins in 2011 partially offset by a change in customer mix during the second quarter of 2012. The remaining increase in logistics revenue was primarily driven by increases in various other non-mileage based logistic revenues, such as drayage services, which increased in conjunction with the overall increase in TLX business volumes.

Other revenue, which includes warehousing services and terminal handling, accounted for the final component of Forward Air operating revenue. Other revenue decreased $0.3 million, or 2.3%, to $13.0 million in the six months ended June 30, 2012 from $13.3 million in the same period of 2011.  The decrease in revenue was primarily due to ceasing certain dedicated local pick up and delivery services early in the first quarter of 2012.

FASI

FASI operating revenue increased $6.5 million, or 20.9%, to $37.6 million for the six months ended June 30, 2012 from $31.1 million for the same period in 2011.  The increase in revenue was mostly attributable to 2011 new business wins for new and previously existing customers. Approximately $0.8 million of the new business was from new customers, mainly non-specialty retailers. Another $1.4 million of revenue was attributable to new truckload direct to store business for a previously existing customer. The remainder of the FASI revenue increase was attributable to increased volumes as well as new market wins from existing customers.

Intercompany Eliminations

Intercompany eliminations increased $0.7 million, or 175.0%, to $1.1 million in the six months ended June 30, 2012 from $0.4 million in the same period of 2011.   The intercompany eliminations are the result of truckload, airport-to-airport, and handling services Forward Air provided to FASI and FASI cartage and handling services provided to Forward Air during the six months ended June 30, 2012 and 2011.

Purchased Transportation

Purchased transportation increased by $19.9 million, or 19.0%, to $124.4 million for the six months ended June 30, 2012 from $104.5 million in the same period of 2011.  As a percentage of total operating revenue, purchased transportation was 43.6% during the six months ended June 30, 2012 compared to 41.4% for the same period in 2011.

Forward Air

Forward Air’s purchased transportation increased by $17.5 million, or 17.9%, to $115.2 million for the six months ended June 30, 2012 from $97.7 million for the six months ended June 30, 2011. The increase in purchased transportation is primarily attributable to a 12.4% increase in miles driven and a 4.9% increase in the total cost per mile for the six months ended June 30, 2012 versus the same period in 2011. As a percentage of segment operating revenue, Forward Air purchased transportation was 46.3% during the six months ended June 30, 2012 compared to 44.1% for the same period in 2011.

Purchased transportation costs for our airport-to-airport network increased $11.5 million, or 16.8%, to $79.8 million for the six months ended June 30, 2012 from $68.3 million for the six months ended June 30, 2011.  For the six months ended June 30, 2012, purchased transportation for our airport-to-airport network increased to 41.3% of airport-to-airport revenue from 39.3% for the same period in 2011.  The $11.5 million increase is partially attributable to a 8.2% increase in miles driven by our network of owner-operators or third party transportation providers and a 2.3% increase in the cost per mile paid to our network of owner-operators or third party transportation providers.  The increase in miles increased purchased transportation by $4.6 million while the higher cost per mile increased purchased transportation by $1.4 million.  Miles driven by our network of owner-operators or third party transportation providers increased in conjunction with the tonnage increase discussed above as well as shifts in business mix.  The cost per mile increase was attributable to higher utilization of more costly third party transportation providers as well as higher rates from third party transportation providers. The increased utilization of third party transportations providers was required to accommodate the increased tonnage volumes and shifts in business mix.  The remaining increase was attributable to a $5.5 million increase in third party transportation costs associated with the higher Complete shipment volumes discussed above.

Purchased transportation costs for our logistics revenue increased $5.8 million, or 22.1%, to $32.0 million for the six months ended June 30, 2012 from $26.2 million for the six months ended June 30, 2011. For the six months ended June 30, 2012, logistics’ purchased transportation costs represented 75.3% of logistics revenue compared to 75.7% for the same period in 2011.  The increase in logistics’ purchased transportation was mostly attributable to a $5.6 million, or 23.3%, increase in TLX purchased transportation.  Miles driven to support our TLX revenue increased 22.5% while our TLX cost per mile increased approximately 0.7% during the six months ended June 30, 2012 compared to the same period in 2011.   The increase in cost per mile was mostly attributable to higher rates from third party transportation providers.  The remaining increase in logistics’ purchased transportation costs was attributable to increases in various other non-mileage based costs, such as drayage services.

Purchased transportation costs related to our other revenue increased $0.2 million, or 6.3%, to $3.4 million for the six months ended June 30, 2012 from $3.2 million for the six months ended June 30, 2011. Other purchased transportation costs as a percentage of other revenue increased to 26.2% of other revenue for the six months ended June 30, 2012 from 24.1% for the same period in 2011.   The increase in other purchased transportation costs as a percentage of revenue is primarily attributable to the cessation of certain, dedicated local pick up and delivery business early in the first quarter of 2012. This business was primarily serviced by Company-employed drivers so revenues were reduced without a corresponding decrease in other purchased transportation.

FASI

FASI purchased transportation increased $2.9 million, or 40.3%, to $10.1 million for the six months ended June 30, 2012 from $7.2 million for the six months ended June 30, 2011.  FASI purchased transportation as a percentage of revenue was 26.9% for the six months ended June 30, 2012 compared to 23.1% for the six months ended June 30, 2011.  The increase in FASI purchased transportation in total dollars and as a percentage of revenue was the result of certain new business having an increased linehaul component which increased the utilization of owner-operators and third-party transportation providers.

Intercompany Eliminations

Intercompany eliminations increased $0.5 million, or 125.0%, to $0.9 million for the six months ended June 30, 2012 from $0.4 million for the six months ended June 30, 2011.  The intercompany eliminations are the result of truckload and airport-to-airport services Forward Air provided to FASI and FASI cartage services provided to Forward Air during the six months ended June 30, 2012.

Salaries, Wages, and Benefits

Salaries, wages and employee benefits increased by $3.7 million, or 6.0%, to $65.7 million in the six months ended June 30, 2012 from $62.0 million in the same period of 2011.   As a percentage of total operating revenue, salaries, wages and employee benefits was 23.0% during the six months ended June 30, 2012 compared to 24.6% for the same period in 2011.

Forward Air

Salaries, wages and employee benefits of Forward Air increased by $2.4 million, or 4.9%, to $51.1 million in the six months ended June 30, 2012 from $48.7 million in the same period of 2011.  Salaries, wages and employee benefits were 20.5% of Forward Air’s operating revenue in the six months ended June 30, 2012 compared to 22.0% for the same period of 2011.  The increase in salaries, wages and employee benefits in total dollars is attributable to a $2.4 million increase in employee wages and benefits, primarily terminal employees, which increased in conjunction with the revenue volume increases discussed previously. Health insurance and workers' compensation costs also increased 11.9% during the six months ended June 20, 2012 compared to the same period in 2011, but were offset by reduced accruals for senior executive incentives.  The improvement in salaries, wages and employee benefits as a percentage of revenue is the result of the increase in revenue outpacing the increase in salaries, wages and employee benefits.

FASI

FASI salaries, wages and employee benefits increased $1.3 million, or 9.8%, to $14.6 million for the six months ended June 30, 2012 compared to $13.3 million for the six months ended June 30, 2011.  As a percentage of FASI operating revenue, salaries, wages and benefits decreased to 38.8% for the six months ended June 30, 2012 compared to 42.8% for the same period in 2011. The increase in salaries, wages and employee benefits in total dollars is due to increased wages and benefits for terminal employees, which increased in conjunction with the revenue volume increases discussed previously. Approximately 1.4% of the the improvement in salaries, wages and employee benefits as a percentage of revenue is the result of certain new business being primarily linehaul based and requiring no significant salaries, wages and benefits. The remaining improvement as a percentage of revenue is the increase in revenue outpacing the increase in salaries, wages and employee benefits.

Operating Leases

Operating leases increased by $0.5 million, or 3.7%, to $13.9 million for the six months ended June 30, 2012 from $13.4 million in the same period of 2011.  Operating leases, the largest component of which is facility rent, were 4.9% of consolidated operating revenue for the six months ended June 30, 2012 compared with 5.3% in the same period of 2011.

Forward Air

Operating leases increased $0.3 million, or 3.1%, to $10.1 million for the six months ended June 30, 2012 from $9.8 million for the same period in 2011.  Operating leases were 4.1% of Forward Air operating revenue for the six months ended June 30, 2012 compared with 4.4% in the same period of 2011. The increase was the result of a $0.2 million increase in facility rent and a $0.1 million increase in trailer rentals. Facility rent increased as certain terminals were relocated to larger facilities during 2011.  Trailer rentals increased to provide additional capacity until new and replacement trailers were received in the second quarter of 2012.

FASI

FASI operating lease expense increased $0.2 million, or 5.6%, to $3.8 million for the six months ended June 30, 2012 from $3.6 million for the same period in 2011.  The $0.2 million increase was attributable to increased trailer and vehicle rentals.  Trailer and vehicle rentals increased in conjunction with the higher revenue volumes discussed above as well as delays in receiving new company-owned vehicles.

Depreciation and Amortization

Depreciation and amortization increased $0.2 million, or 1.9%, to $10.5 million for the six months ended June 30, 2012 from $10.3 million for the same period in 2011.  Depreciation and amortization was 3.7% of consolidated operating revenue for the six months ended June 30, 2012 compared with 4.1% in the same period of 2011.

Forward Air

Depreciation and amortization was $8.2 million for the six months ended June 30, 2012 and 2011.  Depreciation and amortization expense as a percentage of Forward Air operating revenue was 3.3% in the six months ended June 30, 2012 compared to 3.7% in the same period of 2011.  Depreciation and amortization remained flat year-over-year as reductions for certain internally developed software becoming fully depreciated in late 2011 were offset by increased depreciation on new trailers purchased during 2012.

FASI

FASI depreciation and amortization increased $0.2 million, or 9.5%, to $2.3 million for the six months ended June 30, 2012 from $2.1 million for the same period in 2011.  Depreciation and amortization expense as a percentage of FASI operating revenue was 6.1% in the six months ended June 30, 2012 compared to 6.7% in the same period of 2011. The increase in FASI depreciation and amortization is largely due to new vehicles purchased during the first and second quarters of 2012.

Insurance and Claims

Insurance and claims expense increased $1.0 million, or 25.0%, to $5.0 million for the six months ended June 30, 2012 from $4.0 million for the six months ended June 30, 2011.  Insurance and claims were 1.7% of consolidated operating revenue for the six months ended June 30, 2012 compared with 1.6% for the same period in 2011.

Forward Air

Forward Air insurance and claims expense increased $0.7 million, or 22.6%, to $3.8 million for the six months ended June 30, 2012 from $3.1 million for the six months ended June 30, 2011. The increase in Forward Air insurance and claims was driven by a $0.1 million increase in cargo claims, a $0.3 million increase in vehicle accident repairs and a $0.3 million increase in professional fees associated with litigating vehicle accident claims. The increase in professional fees related to the defense of certain prior year claims. The actuary reduction of our vehicle loss development reserves in the second quarter of 2012 was offset by increased specific reserves on certain claims recorded during the first quarter of 2012.

FASI

FASI insurance and claims expense increased $0.3 million, or 33.3%, to $1.2 million for the six months ended June 30, 2012 from $0.9 million for the six months ended June 30, 2011.  The increase in FASI insurance and claims was largely attributable to a $0.2 million increase in cargo claims primarily from our specialty retail customers and a $0.1 million increase in vehicle accident repairs.

Fuel Expense

Fuel expense increased $0.1 million, or 2.0%, to $5.0 million for the six months ended June 30, 2012 from $4.9 million in the same period of 2011.  Fuel expense was 1.7% of consolidated operating revenue for the six months ended June 30, 2012 compared with 1.9% for the same period in 2011.

Forward Air

Fuel expense decreased $0.1 million, or 4.3%, to $2.2 million in the six months ended June 30, 2012 from $2.3 million in the same period of 2011.  Fuel expense was 0.9% of Forward Air operating revenue in the six months ended June 30, 2012 and 1.0% for the same period of 2011. The decrease in fuel expense resulted the cessation of certain dedicated local pick up and delivery services in the first quarter of 2012 which was performed mostly by Company-owned vehicles.

FASI

FASI fuel expense increased $0.2 million, or 7.7%, to $2.8 million in the six months ended June 30, 2012 from $2.6 million in the same period of 2011.  Fuel expenses were 7.5% of FASI operating revenue in the six months ended June 30, 2012 compared to 8.4% in the same period in 2011.  FASI fuel expense is significantly higher as a percentage of operating revenue than Forward Air’s fuel expense, as FASI utilizes a higher ratio of Company-employed drivers and Company-owned or leased vehicles in its operations than Forward Air.  The increase in FASI fuel expense was mostly the result of increased Company miles associated with the higher business volumes discussed previously.

Other Operating Expenses

Other operating expenses increased $0.9 million, or 4.5%, to $21.0 million in the six months ended June 30, 2012 from $20.1 million in the same period of 2011.  Other operating expenses were 7.4% of consolidated operating revenue for the six months ended June 30, 2012 compared with 8.0% in the same period of 2011.

Forward Air

Other operating expenses increased $0.6 million, or 3.5%, to $17.8 million during the six months ended June 30, 2012 from $17.2 million in the same period of 2011.  Other operating expenses were 7.1% of Forward Air operating revenue in the six months ended June 30, 2012 compared to 7.8% in the same period of 2011.  Forward Air variable costs increased during the six months ended June 30, 2012, in conjunction with the higher revenue volumes discussed previously.

FASI

FASI other operating expenses increased $0.5 million, or 17.2%, to $3.4 million for the six months ended June 30, 2012 compared to $2.9 million for the same period in 2011.  FASI other operating expenses for the six months ended June 30, 2012 were 9.0% of the segment’s operating revenue compared to 9.3% for the same period in 2011.  The increase in FASI's other operating expenses is partially attributable to increases in variable dock and maintenance costs in conjunction with the increased revenue volumes discussed previously. Also, contributing to the increase was $0.2 million incurred for the implementation of certain strategic initiatives.

Intercompany Eliminations

Intercompany eliminations were $0.2 million in the six months ended June 30, 2012.   These intercompany eliminations are the result of handling services Forward Air and FASI provided each other during the six months ended June 30, 2012.

Results from Operations

Income from operations increased by $6.7 million, or 20.2%, to $39.9 million for the six months ended June 30, 2012 compared to $33.2 million in the same period of 2011. Income from operations was 14.0% of consolidated operating revenue for the six months ended June 30, 2012 compared with 13.1% in the same period of 2011.

Forward Air

Income from operations increased by $5.8 million, or 16.7%, to $40.5 million for the six months ended June 30, 2012 compared with $34.7 million for the same period in 2011.  Income from operations as a percentage of Forward Air operating revenue was 16.3% for the six months ended June 30, 2012 compared with 15.6% in the same period of 2011.  The increase in income from operations was primarily the result of the increased revenue discussed previously and the resulting positive leverage the additional revenue provides against the fixed costs of the Forward Air network. The increases were partially offset by increased purchased transportation associated with changing revenue and customer mixes and increased insurance and claim costs.

FASI

FASI’s loss from operations decreased approximately $0.9 million, or 60.0%, to a $0.6 million loss for the six months ended June 30, 2012 from a $1.5 million loss for the six months ended June 30, 2011.  The decrease in FASI’s loss from operations was primarily attributable to higher revenue volumes associated with new business wins partially offset by increased cargo claims and costs incurred to implement strategic initiatives.

Interest Expense

Interest expense was $0.1 million for the six months ended June 30, 2012 compared to $0.3 million for the same period of 2011.  The decrease in interest expense was primarily attributable to the use of cash on hand to pay off our previous line of credit in December 2011.

Income Taxes

The combined federal and state effective tax rate for the six months ended June 30, 2012 was 38.5% compared to a rate of 39.7% for the same period in 2011.  Contributing to the decrease in our effective tax rate is the increase in our net income before income taxes combined with reductions in non-deductible expenses such as share-based compensation for incentive stock options.

Net Income

As a result of the foregoing factors, net income increased by $4.7 million, or 23.7%, to $24.5 million for the six months ended June 30, 2012 compared to $19.8 million for the same period in 2011.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”).  The preparation of financial statements in accordance with GAAP requires our management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes.  Our estimates and assumptions are based on historical experience and changes in the business environment.  However, actual results may differ from estimates under different conditions, sometimes materially.  Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results and require management’s most subjective judgments.  A summary of significant accounting policies is disclosed in Note 1 to the Consolidated Financial Statements included in our 2011 Annual Report on Form 10-K. Our critical accounting policies are further described under the caption “Discussion of Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2011 Annual Report on Form 10-K.

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

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital expenditures, with cash flows from operations and borrowings under our bank lines of credit. Net cash provided by operating activities totaled approximately $23.9 million for the six months ended June 30, 2012 compared to approximately $32.6 million for the six months ended June 30, 2011. The $8.6 million decrease in cash provided by operating activities is mainly attributable to increases in cash used for estimated tax payments, trade accounts payable and prepaid assets, and workers' compensation and vehicle accident claims. Due to increases in our income from operations we have had to increase our estimated federal and state income tax prepayments by $9.6 million. Primarily the timing of payments resulted in a $5.6 million increase in cash used for accounts payable and prepaid assets. Additionally, payments for vehicle and workers' compensation liabilities also increased by $0.9 million. These increases were partially offset by a $4.8 million increase in earnings after consideration of non-cash items and a $2.7 million increase in cash collected from accounts receivable.

Net cash used in investing activities was approximately $17.9 million for the six months ended June 30, 2012 compared with approximately $14.5 million used in investing activities during the six months ended June 30, 2011. Investing activities during the six months ended June 30, 2012 consisted primarily of capital expenditures for new trailers, vehicles and forklifts to replace aging units.  The $0.7 million of proceeds from disposal of property and equipment during the six months ended June 30, 2012 and 2011 were primarily from sales of older trailers and vehicles.

Net cash provided by financing activities totaled approximately $4.0 million for the six months ended June 30, 2012 compared with approximately $3.5 million during the six months ended June 30, 2011.  The increase in cash provided by financing activities is mainly attributable to a $0.8 million increase in cash received from the exercise of stock options, but this increase was partially offset by cash used to settle tax obligations related to the vesting of previously non-vested shares to employees.  Remaining financing activities for the six months ended June 30, 2012 and 2011 included our quarterly dividend payments and scheduled capital lease payments.

In February 2012, we entered into a new $150.0 million credit facility. This facility has a term of five years and matures in February 2017. The Company entered into this larger credit facility in order to fund potential acquisitions, the repurchase of its common stock and the financing of other general business purposes. Interest rates for advances under the facility are LIBOR plus 1.1% based upon covenants related to total indebtedness to earnings (1.4% at June 30, 2012). The agreement contains certain covenants and restrictions, none of which are expected to significantly affect the Company's operations or ability to pay dividends. No assets are pledged as collateral against the credit facility. As of June 30, 2012, the Company had no borrowings outstanding under the senior credit facility. At June 30, 2012, the Company had utilized $9.3 million of availability for outstanding letters of credit and had $140.7 million of available borrowing capacity under this new credit facility.

In July 2007, our Board of Directors approved a stock repurchase program (“Repurchase Plan”) for up to two million shares of our common stock. As of June 30, 2012, 815,059 shares remain that may be repurchased under the Repurchase Plan.

During the first and second quarters of 2012 and each quarter of 2011, our Board of Directors declared a cash dividend of $0.07 per share of common stock. On July 24, 2012, our Board of Directors declared a cash dividend of $0.10 per share of common stock payable on September 7, 2012 to shareholders of record at the close of business on August 23, 2012.  We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by our Board of Directors.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the six months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no unregistered purchases of shares of our common stock during the six months ended June 30, 2012.

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
4.1
Form of Forward Air Corporation Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998)

10.1
Form of Performance Share Agreement under the registrant’s Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the Securities and Exchange Commission on April 26, 2012)

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

Forward Air Corporation
Date: July 27, 2012	By:	/s/ Rodney L. Bell
Rodney L. Bell Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer)

By:	/s/ Michael P. McLean
Michael P. McLean Chief Accounting Officer, Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

No.	Exhibit
3.1	Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999)
3.2	Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3-1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 6, 2009)
4.1
Form of Forward Air Corporation Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998)

10.1
Form of Performance Share Agreement under the registrant’s Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2012, filed with the Securities and Exchange Commission on April 26, 2012)

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