Form 10-Q
period 2012-09-30
FORWARD AIR CORP
filed 2012-10-26
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2012
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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of October 23, 2012 was 29,377,437.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited).

Forward Air Corporation
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)
(Unaudited)
	September 30, 2012	December 31, 2011
Assets
Current assets:
Cash	$92,988	$58,801
Accounts receivable, less allowance of $1,478 in 2012 and $1,503 in 2011	74,878	70,922
Other current assets	13,607	9,994
Total current assets	181,473	139,717

Property and equipment	238,704	223,135
Less accumulated depreciation and amortization	101,941	93,267
Total property and equipment, net	136,763	129,868
Goodwill and other acquired intangibles:
Goodwill	43,332	43,332
Other acquired intangibles, net of accumulated amortization of $24,905 in 2012 and $21,462 in 2011	23,225	26,668
Total net goodwill and other acquired intangibles	66,557	70,000
Other assets	1,825	1,566
Total assets	$386,618	$341,151

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$12,896	$12,392
Accrued expenses	16,475	20,986
Current portion of debt and capital lease obligations	386	552
Total current liabilities	29,757	33,930

Long-term debt and capital lease obligations, less current portion	88	333
Other long-term liabilities	6,805	8,860
Deferred income taxes	12,991	11,126

Shareholders’ equity:
Preferred stock	—	—
Common stock, $0.01 par value: Authorized shares - 50,000,000, Issued and outstanding shares - 29,190,036 in 2012 and 28,553,286 in 2011	292	285
Additional paid-in capital	62,971	42,212
Retained earnings	273,714	244,405
Total shareholders’ equity	336,977	286,902
Total liabilities and shareholders’ equity	$386,618	$341,151

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Operating revenue:
Forward Air
Airport-to-airport	$96,914	$92,966	$290,006	$266,606
Logistics	20,878	18,409	63,315	52,909
Other	6,528	7,250	19,498	20,524
Forward Air Solutions
Pool distribution	19,194	17,124	56,102	48,104
Total operating revenue	143,514	135,749	428,921	388,143

Operating expenses:
Purchased transportation
Forward Air
Airport-to-airport	40,150	36,142	119,546	104,411
Logistics	15,954	14,041	47,756	40,214
Other	1,822	1,797	5,252	4,929
Forward Air Solutions
Pool distribution	5,176	4,109	14,989	11,067
Total purchased transportation	63,102	56,089	187,543	160,621
Salaries, wages and employee benefits	31,698	33,402	97,408	95,336
Operating leases	6,895	6,672	20,826	20,083
Depreciation and amortization	5,425	5,429	15,940	15,734
Insurance and claims	3,098	2,120	8,132	6,140
Fuel expense	2,318	2,406	7,271	7,357
Other operating expenses	11,352	9,311	32,303	29,390
Total operating expenses	123,888	115,429	369,423	334,661
Income from operations	19,626	20,320	59,498	53,482

Other income (expense):
Interest expense	(111)	(131)	(241)	(468)
Other, net	(21)	10	(6)	57
Total other expense	(132)	(121)	(247)	(411)
Income before income taxes	19,494	20,199	59,251	53,071
Income taxes	7,227	7,287	22,544	20,321
Net income and comprehensive income	$12,267	$12,912	$36,707	$32,750

Net income per share:
Basic	$0.42	$0.44	$1.27	$1.12
Diluted	$0.41	$0.44	$1.24	$1.11
Weighted average shares outstanding:
Basic	29,088	29,237	28,895	29,236
Diluted	29,660	29,552	29,484	29,591

Dividends per share:	$0.10	$0.07	$0.24	$0.21

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended
	September 30, 2012	September 30, 2011

Operating activities:
Net income	$36,707	$32,750
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	15,940	15,734
Share-based compensation	4,550	4,457
Loss (gain) on disposal of property and equipment	259	(76)
Provision for loss on receivables	226	17
Provision for revenue adjustments	1,417	1,480
Deferred income taxes	2,460	6,079
Tax benefit for stock options exercised	(354)	(232)
Changes in operating assets and liabilities
Accounts receivable	(5,599)	(8,308)
Prepaid expenses and other current assets	(1,629)	(1,828)
Accounts payable and accrued expenses	(8,298)	4,757
Net cash provided by operating activities	45,679	54,830

Investing activities:
Proceeds from disposal of property and equipment	867	997
Purchases of property and equipment	(20,499)	(20,292)
Other	(267)	316
Net cash used in investing activities	(19,899)	(18,979)

Financing activities:
Payments of debt and capital lease obligations	(411)	(488)
Proceeds from exercise of stock options	15,740	7,721
Payments of cash dividends	(7,009)	(6,187)
Repurchase of common stock (repurchase program)	—	(24,294)
Common stock issued under employee stock purchase plan	119	128
Cash settlement of share-based awards for minimum tax withholdings	(386)	—
Tax benefit for stock options exercised	354	232
Net cash provided by (used in) financing activities	8,407	(22,888)
Net increase in cash	34,187	12,963
Cash at beginning of period	58,801	74,504
Cash at end of period	$92,988	$87,467

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company’s operating results are subject to seasonal trends when measured on a quarterly basis; therefore operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. For further information, refer to the consolidated financial statements and notes thereto included in the Forward Air Corporation Annual Report on Form 10-K for the year ended December 31, 2011.

The balance sheet at December 31, 2011, as presented in this filing, has been derived from the audited financial statements at that date, but does not include all of the financial information and notes required by United States generally accepted accounting principles for complete financial statements.

The accompanying unaudited condensed consolidated financial statements of the Company include Forward Air Corporation and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

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

In September 2011, the FASB issued amendments to its goodwill and intangible asset guidance to permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether to perform the two-step goodwill impairment test. Under these new amendments, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that is more likely than not that its fair value is less than its carrying amount. These amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of these amendments does impact how the Company assesses goodwill impairment, but the adoption of the amendments did not have a significant effect on the Company's financial statement results or disclosures.

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
As of September 30, 2012, the carrying value of goodwill related to the Forward Air and FASI segments was $37,926 and $5,406, respectively. Based on the Company's qualitative assessment we did not perform an estimation of Forward Air's fair value, but did perform a fair value estimation for FASI. The estimation of fair value related to the impairment test for goodwill is particularly sensitive to projected financial information used in the calculations.   The FASI segment is currently facing the challenges of building, expanding and diversifying its revenue base.  If FASI's efforts are significantly delayed, future estimates of projected financial information may be reduced, and the Company may be required to record an impairment charge against the carrying value of FASI's goodwill.  There were no changes in the carrying amount of goodwill during the three and nine months ended September 30, 2012.

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

Employee Activity - Stock Options

Stock option grants to employees typically expire seven years from the grant date and vest ratably over a three-year period.  The Company used the Black-Scholes option-pricing model to estimate the grant-date fair value of options granted.  The weighted-average fair value of options granted and assumptions used to calculate their fair value during the nine months ended September 30, 2012 and 2011 were as follows:

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements

	Nine months ended
	September 30, 2012	September 30, 2011
Expected dividend yield	0.9%	1.0%
Expected stock price volatility	46.6%	44.9%
Weighted average risk-free interest rate	0.8%	2.4%
Expected life of options (years)	4.2	4.6
Weighted average grant date fair value	$13	$11

The following tables summarize the Company’s employee stock option activity and related information:

	Three months ended September 30, 2012
				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Options	Exercise	Value	Contractual
	(000)	Price	(000)	Term
Outstanding at June 30, 2012	3,138	$27
Granted	—	—
Exercised	(252)	28
Forfeited	(11)	29
Outstanding at September 30, 2012	2,875	$26	$20,497	2.8
Exercisable at September 30, 2012	2,487	$26	$17,994	2.4

	Three months ended
	September 30, 2012	September 30, 2011
Shared-based compensation for options	$575	$959
Tax benefit for option compensation	$167	$252
Unrecognized compensation cost for options, net of estimated forfeitures	$2,052	$3,769

	Nine months ended September 30, 2012
				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Options	Exercise	Value	Contractual
	(000)	Price	(000)	Term
Outstanding at December 31, 2011	3,363	$26
Granted	93	37
Exercised	(570)	27
Forfeited	(11)	$29
Outstanding at September 30, 2012	2,875	$26	$20,497	2.8
Exercisable at September 30, 2012	2,487	$26	$17,994	2.4

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements

	Nine months ended
	September 30, 2012	September 30, 2011
Shared-based compensation for options	$1,994	$3,023
Tax benefit for option compensation	$546	$803
Unrecognized compensation cost for options, net of estimated forfeitures	$2,052	$3,769

Employee Activity - Non-vested Shares

Non-vested share grants to employees vest ratably over a three-year period.  The non-vested shares’ fair values were estimated using closing market prices on the day of grant. The following tables summarize the Company’s employee non-vested share activity and related information:

	Three months ended September 30, 2012
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at June 30, 2012	174	$33
Granted	—	—
Vested	—	—
Forfeited	(6)	$33
Outstanding and non-vested at September 30, 2012	168	$33	$5,579

	Three months ended
	September 30, 2012	September 30, 2011
Shared-based compensation for non-vested shares	$506	$253
Tax benefit for non-vested share compensation	$196	$100
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$4,035	$2,348

	Nine months ended September 30, 2012
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2011	108	$29
Granted	103	37
Vested	(36)	29
Forfeited	(7)	33
Outstanding and non-vested at September 30, 2012	168	$33	$5,579

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements

	Nine months ended
	September 30, 2012	September 30, 2011
Shared-based compensation for non-vested shares	$1,502	$641
Tax benefit for non-vested share compensation	$581	$252
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$4,035	$2,348

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

	Nine months ended
	September 30, 2012	September 30, 2011
Expected stock price volatility	40.8%	47.7%
Weighted average risk-free interest rate	0.4%	1.4%

The following tables summarize the Company’s employee performance share activity, assuming median share awards, and related information:

	Three months ended September 30, 2012
		Weighted-	Aggregate
	Performance	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at June 30, 2012	62	$36
Granted	—	—
Vested	—	—
Outstanding and non-vested at September 30, 2012	62	$36	$2,205

	Three months ended
	September 30, 2012	September 30, 2011
Shared-based compensation for performance shares	$185	$95
Tax benefit for performance share compensation	$72	$37
Unrecognized compensation cost for performance shares, net of estimated forfeitures	$1,356	$893

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements

	Nine months ended September 30, 2012
		Weighted-	Aggregate
	Performance	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2011	38	$30
Granted	24	45
Vested	—	—
Outstanding and non-vested at September 30, 2012	62	$36	$2,205

	Nine months ended
	September 30, 2012	September 30, 2011
Shared-based compensation for performance shares	$515	$240
Tax benefit for performance share compensation	$199	$94
Unrecognized compensation cost for performance shares, net of estimated forfeitures	$1,356	$893

Employee Activity - Employee Stock Purchase Plan
Under the 2005 Employee Stock Purchase Plan (the “ESPP”), which has been approved by shareholders, the Company is authorized to issue up to a remaining 425,848 shares of common stock to employees of the Company. These shares may be issued at a price equal to 90% of the lesser of the market value on the first day or the last day of each six-month purchase period. Common stock purchases are paid for through periodic payroll deductions and/or up to two large lump sum contributions. For the nine months ended September 30, 2012, participants under the plan purchased 4,121 shares at an average price of $29.04 per share. For the nine months ended September 30, 2011, participants under the plan purchased 4,941 shares at an average price of $25.82 per share. The weighted-average fair value of each purchase right under the ESPP granted for the nine months ended September 30, 2012, which is equal to the discount from the market value of the common stock at the end of each six month purchase period, was $3.23 per share. The weighted-average fair value of each purchase right under the ESPP granted for the nine months ended September 30, 2011, which is equal to the discount from the market value of the common stock at the end of each six month purchase period, was $7.97 per share. Share-based compensation expense of $13 and $40 was recognized during the nine months ended September 30, 2012 and 2011, respectively.

Non-employee Director Activity - Non-vested Shares

Grants of non-vested shares to non-employee directors vest ratably over the elected term to the Board of Directors, or one year.  The following tables summarize the Company’s non-employee non-vested share activity and related information:

	Three months ended September 30, 2012
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at June 30, 2012	20	$32
Granted	—	—
Vested	—	—
Outstanding and non-vested at September 30, 2012	20	$32	$640

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements

	Three months ended
	September 30, 2012	September 30, 2011
Shared-based compensation for non-vested shares	$161	$195
Tax benefit for non-vested share compensation	$62	$76
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$385	$465

	Nine months ended September 30, 2012
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2011	24	$33
Granted	20	32
Vested	(24)	33
Outstanding and non-vested at September 30, 2012	20	$32	$640

	Nine months ended
	September 30, 2012	September 30, 2011
Shared-based compensation for non-vested shares	$526	$513
Tax benefit for non-vested share compensation	$204	$201
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$385	$465

Non-employee Director Activity - Stock Options

In addition to the above activity, each May from 1995 to 2005 options were granted to the non-employee directors of the Company.  The options have terms of ten years and are fully exercisable.  At September 30, 2012, 29,375 options were outstanding and will expire between May 2014 and May 2015.  At September 30, 2012, the weighted average exercise price per share and remaining contractual term for the outstanding options of non-employee directors were $23 and 2.2 years, respectively.

5.    Senior Credit Facility
In February 2012, the Company entered into a new $150,000 credit facility. This facility has a term of five years and matures in February 2017. The Company entered into this larger credit facility in order to fund potential acquisitions, the repurchase of its common stock and the financing of other general business purposes. Interest rates for advances under the facility are LIBOR plus 1.1% based upon covenants related to total indebtedness to earnings (1.3% at September 30, 2012). The agreement contains certain covenants and restrictions, none of which are expected to significantly affect the Company's operations or ability to pay dividends. No assets are pledged as collateral against the credit facility. As of September 30, 2012, the Company had no borrowings outstanding under the senior credit facility. At September 30, 2012, the Company had utilized $9,316 of availability for outstanding letters of credit and had $140,684 of available borrowing capacity outstanding under the senior credit facility.

6.    Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three months ended		Nine months ended
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Numerator:
Numerator for basic and diluted income per share - net income	$12,267	$12,912	$36,707	$32,750
Denominator (in thousands):
Denominator for basic income per share - weighted-average shares	29,088	29,237	28,895	29,236
Effect of dilutive stock options and non-vested shares	572	315	589	355
Denominator for diluted income per share - adjusted weighted-average shares	29,660	29,552	29,484	29,591
Basic net income per share	$0.42	$0.44	$1.27	$1.12
Diluted net income per share	$0.41	$0.44	$1.24	$1.11

The number of options and non-vested shares that could potentially dilute net earnings per share in the future, but that were not included in the computation of income per diluted share because to do so would have been anti-dilutive for the periods presented, were approximately 251,000 and 912,000 at September 30, 2012 and 2011, respectively.

7.    Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states and Canada. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2007.

For the nine months ended September 30, 2012 and 2011, the effective income tax rates varied from the statutory federal income tax rate of 35.0%, primarily as a result of the effect of state income taxes, net of the federal benefit and permanent differences between book and tax net income.

8.    Financial Instruments

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company does not generally require collateral from its customers. Concentrations of credit risk with respect to trade accounts receivable on a consolidated basis are limited due to the large number of entities comprising the Company’s customer base and their dispersion across many different industries.  However, while not significant to the Company on a consolidated basis, three customers accounted for approximately 60.2% and 60.9% of FASI’s operating revenue for the three and nine months ended September 30, 2012, respectively.

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

The Company’s senior credit facility bears interest at LIBOR plus 1.1% based upon covenants related to total indebtedness to earnings.  Using interest rate quotes and discounted cash flows, the Company estimated the fair value of its outstanding debt and capital lease obligations as follows:

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements

	September 30, 2012
	Carrying Value	Fair Value
Other debt and capital leases	$474	$521

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

In July 2007, the Company’s Board of Directors approved a stock repurchase program (“Repurchase Plan”) for up to two million shares of the Company’s common stock.   As of September 30, 2012, 815,059 shares remain that may be repurchased under the Repurchase Plan.

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

The following tables summarize segment information about net income (loss) and assets used by the chief operating decision maker of the Company in making decisions regarding allocation of assets and resources as of and for the three and nine months ended September 30, 2012 and 2011.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements

	Three months ended September 30, 2012
	Forward Air	FASI	Eliminations	Consolidated
External revenues	$124,320	$19,194	$—	$143,514
Intersegment revenues	186	274	(460)	—
Depreciation and amortization	4,242	1,183	—	5,425
Share-based compensation expense	1,412	16	—	1,428
Interest expense	106	5	—	111
Interest income	5	—	—	5
Income tax expense	7,133	94	—	7,227
Net income	12,106	161	—	12,267
Total assets	386,462	36,279	(36,123)	386,618
Capital expenditures	1,343	838	—	2,181

	Three months ended September 30, 2011
	Forward Air	FASI	Eliminations	Consolidated
External revenues	$118,625	$17,124	$—	$135,749
Intersegment revenues	315	129	(444)	—
Depreciation and amortization	4,373	1,056	—	5,429
Share-based compensation expense	1,421	81	—	1,502
Interest expense	122	9	—	131
Interest income	40	—	—	40
Income tax expense (benefit)	7,420	(133)	—	7,287
Net income (loss)	13,123	(211)	—	12,912
Total assets	378,552	36,099	(39,838)	374,813
Capital expenditures	4,607	244	—	4,851

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements

	Nine months ended September 30, 2012
	Forward Air	FASI	Eliminations	Consolidated
External revenues	$372,819	$56,102	$—	$428,921
Intersegment revenues	939	572	(1,511)	—
Depreciation and amortization	12,455	3,485	—	15,940
Share-based compensation expense	4,399	151	—	4,550
Interest expense	223	18	—	241
Interest income	29	—	—	29
Income tax expense (benefit)	22,689	(145)	—	22,544
Net income (loss)	36,993	(286)	—	36,707
Total assets	386,462	36,279	(36,123)	386,618
Capital expenditures	15,310	5,189	—	20,499

	Nine months ended September 30, 2011
	Forward Air	FASI	Eliminations	Consolidated
External revenues	$340,039	$48,104	$—	$388,143
Intersegment revenues	577	292	(869)	—
Depreciation and amortization	12,601	3,133	—	15,734
Share-based compensation expense	4,208	249	—	4,457
Interest expense	435	33	—	468
Interest income	144	—	—	144
Income tax expense (benefit)	21,009	(688)	—	20,321
Net income (loss)	33,914	(1,164)	—	32,750
Total assets	378,552	36,099	(39,838)	374,813
Capital expenditures	17,550	2,742	—	20,292

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Trends and Developments

Results from Operations

During the three months ended September 30, 2012, we experienced a 5.7% increase in our consolidated revenues compared to the three months ended September 30, 2011.  The increase in revenue is attributable to a 4.7% and 13.4% revenue increase in our Forward Air and FASI segments, respectively, during the three months ended September 30, 2012 as compared to the three months ended September 30, 2011.  Forward Air revenue increases were driven by the airport-to-airport and logistics service lines. Airport-to-airport increased on higher utilization of Forward Air Complete™ ("Complete") and increases in our price per pound. Our airport-to-airport price per pound increased on a general rate increase initiated in September 2012. Volumes or tonnage shipped through our airport-to-airport business were flat during the third quarter of 2012 and this trend has continued into the fourth quarter of 2012. The logistics revenue increase was attributable to higher TLX revenue on an increase miles driven partially offset by a decline in our TLX revenue per mile.

FASI revenue increased 13.4% for the three months ended September 30, 2012, compared to the same period in 2011.  The FASI revenue increase was primarily the result of new business wins.  The increase in revenue drove the $0.6 million, improvement in FASI’s results from operations during the three months ended September 30, 2012, compared to the three months ended September 30, 2011.

Our net fuel surcharge revenue is the result of our fuel surcharge rates, which are set weekly using the national average for diesel price per gallon, and the tonnage transiting our network.  A change in business mix combined with the decreasing diesel fuel prices did negatively impact our total net fuel surcharge revenue during the three month ended September 30, 2012.  During the three months ended September 30, 2012, total net fuel surcharge revenue decreased 9.9% as compared to the same period in 2011. Net fuel surcharge revenue was flat for the nine months ended September 30, 2012, as compared to the same period in 2011.

Goodwill
In accordance with our accounting policy, we conducted our annual impairment assessments and tests of goodwill for each reporting unit as of June 30, 2012 and no impairment charges were required. As of September 30, 2012, the carrying value of goodwill related to the Forward Air and FASI segments was $37.9 million and $5.4 million, respectively. Based on our qualitative assessment of Forward Air we believed it was more likely than not that the fair value of the reporting unit continued to exceed the reporting unit's carrying value. During the second quarter of 2012, we prepared an estimation of the FASI reporting unit's fair value. The estimation of fair value related to the impairment test for goodwill is particularly sensitive to projected financial information used in the calculations. Our FASI segment is currently facing the challenges of building, expanding and diversifying its revenue base. If FASI's efforts are significantly delayed, future estimates of projected financial information may be reduced, and we may be required to record an impairment charge against the carrying value of FASI's goodwill.

Results of Operations

The following table sets forth our consolidated historical financial data for the three months ended September 30, 2012 and 2011 (in millions):

	Three months ended
	September 30, 2012	September 30, 2011	Change	Percent Change
Operating revenue	$143.5	$135.7	$7.8	5.7%
Operating expenses:
Purchased transportation	63.1	56.1	7.0	12.5
Salaries, wages, and employee benefits	31.7	33.4	(1.7)	(5.1)
Operating leases	6.9	6.6	0.3	4.5
Depreciation and amortization	5.5	5.4	0.1	1.9
Insurance and claims	3.1	2.2	0.9	40.9
Fuel expense	2.3	2.4	(0.1)	(4.2)
Other operating expenses	11.3	9.3	2.0	21.5
Total operating expenses	123.9	115.4	8.5	7.4
Income from operations	19.6	20.3	(0.7)	(3.4)
Other expense:
Interest expense	(0.1)	(0.1)	—	—
Total other expense	(0.1)	(0.1)	—	—
Income before income taxes	19.5	20.2	(0.7)	(3.5)
Income taxes	7.2	7.3	(0.1)	(1.4)
Net income	$12.3	$12.9	$(0.6)	(4.7)%

The following table sets forth our historical financial data by segment for the three months ended September 30, 2012 and 2011 (in millions):

	Three months ended
	September 30,	Percent of	September 30,	Percent of		Percent
	2012	Revenue	2011	Revenue	Change	Change
Operating revenue
Forward Air	$124.5	86.8%	$118.9	87.6%	$5.6	4.7%
FASI	19.5	13.6	17.2	12.7	2.3	13.4
Intercompany eliminations	(0.5)	(0.4)	(0.4)	(0.3)	(0.1)	25.0
Total	143.5	100.0	135.7	100.0	7.8	5.7

Purchased transportation
Forward Air	58.1	46.7	52.1	43.8	6.0	11.5
FASI	5.4	27.7	4.4	25.6	1.0	22.7
Intercompany eliminations	(0.4)	80.0	(0.4)	100.0	—	—
Total	63.1	44.0	56.1	41.3	7.0	12.5

Salaries, wages and employee benefits
Forward Air	24.3	19.5	26.4	22.2	(2.1)	(8.0)
FASI	7.4	37.9	7.0	40.7	0.4	5.7
Total	31.7	22.1	33.4	24.6	(1.7)	(5.1)

Operating leases
Forward Air	5.2	4.2	4.9	4.1	0.3	6.1
FASI	1.7	8.7	1.7	9.9	—	—
Total	6.9	4.8	6.6	4.9	0.3	4.5

Depreciation and amortization
Forward Air	4.3	3.4	4.4	3.7	(0.1)	(2.3)
FASI	1.2	6.2	1.0	5.8	0.2	20.0
Total	5.5	3.8	5.4	4.0	0.1	1.9

Insurance and claims
Forward Air	2.6	2.1	1.8	1.5	0.8	44.4
FASI	0.5	2.6	0.4	2.3	0.1	25.0
Total	3.1	2.1	2.2	1.6	0.9	40.9

Fuel expense
Forward Air	1.0	0.8	1.0	0.9	—	—
FASI	1.3	6.7	1.4	8.1	(0.1)	(7.1)
Total	2.3	1.6	2.4	1.8	(0.1)	(4.2)

Other operating expenses
Forward Air	9.7	7.8	7.7	6.5	2.0	26.0
FASI	1.7	8.7	1.6	9.3	0.1	6.3
Intercompany eliminations	(0.1)	20.0	—	—	(0.1)	NM
Total	11.3	7.9	9.3	6.8	2.0	21.5

Income (loss) from operations
Forward Air	19.3	15.5	20.6	17.3	(1.3)	(6.3)
FASI	0.3	1.5	(0.3)	(1.7)	0.6	(200.0)
Total	$19.6	13.7%	$20.3	15.0%	$(0.7)	(3.4)%

The following table presents the components of the Forward Air segment’s operating revenue and purchased transportation for the three months ended September 30, 2012 and 2011 (in millions):

	Three months ended
	September 30, 2012	Percent of Revenue	September 30, 2011	Percent of Revenue	Change	Percent Change
Forward Air revenue
Airport-to-airport	$97.0	77.9%	$93.1	78.3%	$3.9	4.2%
Logistics	20.9	16.8	18.6	15.6	2.3	12.4
Other	6.6	5.3	7.2	6.1	(0.6)	(8.3)
Total	$124.5	100.0%	$118.9	100.0%	$5.6	4.7%

Forward Air purchased transportation
Airport-to-airport	$40.3	41.5%	$36.2	38.9%	$4.1	11.3%
Logistics	16.0	76.6	14.1	75.8	1.9	13.5
Other	1.8	27.3	1.8	25.0	—	—
Total	$58.1	46.7%	$52.1	43.8%	$6.0	11.5%

Three Months Ended September 30, 2012 compared to Three Months Ended September 30, 2011

Revenues

Operating revenue increased by $7.8 million, or 5.7%, to $143.5 million for the three months ended September 30, 2012 from $135.7 million in the same period of 2011.

Forward Air

Forward Air operating revenue increased $5.6 million, or 4.7%, to $124.5 million from $118.9 million, accounting for 86.8% of consolidated operating revenue for the three months ended September 30, 2012 compared to 87.6% for the same period in 2011.  Airport-to-airport revenue, which is the largest component of our consolidated operating revenue, increased $3.9 million, or 4.2%, to $97.0 million from $93.1 million, accounting for 77.9% of the segment’s operating revenue during the three months ended September 30, 2012 compared to 78.3% during the three months ended September 30, 2011.   As tonnage shipped through our airport-to-airport network was flat, the increase in revenue was attributable to improved linehaul pricing and increased Complete revenue. A 0.1% increase in tonnage and an increase in our base revenue per pound, excluding net fuel surcharge revenue and Complete revenue, accounted for $0.9 million of the increase in airport-to-airport revenue. Our airport-to-airport business is priced on a per pound basis and the average revenue per pound, excluding the impact of fuel surcharges and Complete, increased 1.1% for the three months ended September 30, 2012 versus the three months ended September 30, 2011. Average base revenue per pound increased as a result of a general rate increase that we implemented in September 2012.  The remaining increase in airport-to-airport revenue is the result of increased revenue from our Complete pick-up and delivery service.  Complete revenue increased $3.5 million, or 33.0%, during the three months ended September 30, 2012 compared to the same period of 2011.  The increase in Complete revenue was attributable to higher customer utilization of our Complete service. Partially offsetting the revenue increases from Complete utilization and improved linehaul pricing was a $0.5 million, or 5.7%, decline in net fuel surcharge revenue during the three months ended September 30, 2012 compared to the same period in 2011. Net fuel surcharge revenue declined on the flat tonnage growth discussed above and reduced rates charged to customers in conjunction with lower year-over-year average diesel prices for most of the third quarter of 2012.

Logistics revenue, which is primarily TLX, increased $2.3 million, or 12.4%, to $20.9 million in the third quarter of 2012 from $18.6 million in the same period of 2011.  TLX revenue, which is priced on a per mile basis, increased $2.3 million as miles driven to support our TLX revenue increased by approximately 15.9% during the three months ended September 30, 2012 compared to the same period in 2011.  However, the increase in miles was offset by an approximate 2.0% decrease in TLX's average revenue per mile. The change in miles and average revenue per mile is mainly attributable to a change in customer mix during the third quarter of 2012 as compared to the same period in 2011.

Other revenue, which includes warehousing services and terminal handling, accounted for the final component of Forward Air operating revenue. Other revenue decreased $0.6 million, or 8.3%, to $6.6 million in the third quarter of 2012 from $7.2 million in the same period of 2011.  The decrease in revenue was primarily due to ceasing certain dedicated local pick up and delivery services early in the fourth quarter of 2012. Also, as tonnage shipped through our airport-to-airport network began to slow we have experienced a decline in other terminal based revenues.

FASI

FASI operating revenue increased $2.3 million, or 13.4%, to $19.5 million for the three months ended September 30, 2012 from $17.2 million for the same period in 2011.  The increase in revenue was mostly attributable to new business wins for new and previously existing customers. Approximately $0.4 million of the new business was from new customers, including non-specialty retailers. Another $0.6 million of revenue was attributable to truckload direct to store business for a previously existing customer. The remainder of the FASI revenue increase was attributable to higher volumes as well as new market wins from existing customers.

Intercompany Eliminations

Intercompany eliminations increased $0.1 million, or 25.0%, to $0.5 million in the third quarter of 2012 from $0.4 million in the same period of 2011.   The intercompany eliminations are the result of truckload, airport-to-airport, and handling services Forward Air provided to FASI and FASI cartage and handling services provided to Forward Air during the three months ended September 30, 2012 and 2011.

Purchased Transportation

Purchased transportation increased by $7.0 million, or 12.5%, to $63.1 million in the third quarter of 2012 from $56.1 million in the same period of 2011.  As a percentage of total operating revenue, purchased transportation was 44.0% during the three months ended September 30, 2012 compared to 41.3% for the same period in 2011.

Forward Air

Forward Air’s purchased transportation increased by $6.0 million, or 11.5%, to $58.1 million for the three months ended September 30, 2012 from $52.1 million for the three months ended September 30, 2011. The increase in purchased transportation is primarily attributable to a 6.4% increase in miles driven and a 4.9% increase in the total cost per mile for the third quarter of 2012 versus the same period in 2011. As a percentage of segment operating revenue, Forward Air purchased transportation was 46.7% during the three months ended September 30, 2012 compared to 43.8% for the same period in 2011.

Purchased transportation costs for our airport-to-airport network increased $4.1 million, or 11.3%, to $40.3 million for the three months ended September 30, 2012 from $36.2 million for the three months ended September 30, 2011.  For the three months ended September 30, 2012, purchased transportation for our airport-to-airport network increased to 41.5% of airport-to-airport revenue from 38.9% for the same period in 2011.  The $4.1 million increase is partially attributable to a 2.5% increase in miles driven by our network of owner-operators or third party transportation providers and a 2.0% increase in the cost per mile paid to our network of owner-operators or third party transportation providers.  The increase in miles increased purchased transportation by $0.7 million while the higher cost per mile increased purchased transportation by $0.6 million.  Miles driven by our network of owner-operators or third party transportation providers increased in conjunction with a shift in our customer mix.  The cost per mile increase was attributable to higher rates from third party transportation providers as well as increased rates paid to our network of owner-operators. The increase in owner-operator pay per mile was mainly due to a shift in business and customer mix and the impact on routes driven. The remaining increase was attributable to a $2.8 million increase in third party transportation costs associated with the higher Complete shipment volumes discussed above.

Purchased transportation costs for our logistics revenue increased $1.9 million, or 13.5%, to $16.0 million for the three months ended September 30, 2012 from $14.1 million for the three months ended September 30, 2011. For the three months ended September 30, 2012, logistics’ purchased transportation costs represented 76.6% of logistics revenue compared to 75.8% for the same period in 2011.  The increase in logistics’ purchased transportation was mostly attributable to a $2.0 million increase in TLX purchased transportation.  Miles driven to support our TLX revenue increased 15.9% while our TLX cost per mile decreased 0.3% during the three months ended September 30, 2012 compared to the same period in 2011.   The improvement in cost per mile was mostly attributable to slightly lower utilization of third party transportation providers. The increase in TLX purchased transportation was partially offset by a decrease in various other non-mileage based costs, such as drayage services.

Purchased transportation costs related to our other revenue were $1.8 million for the three months ended September 30, 2012 and 2011. Other purchased transportation costs as a percentage of other revenue increased to 27.3% of other revenue for the three months ended September 30, 2012 from 25.0% for the same period in 2011.   The increase in other purchased transportation costs as a percentage of revenue is primarily attributable to the cessation of certain, dedicated local pick up and delivery business early in the fourth quarter of 2012. This business was primarily serviced by Company-employed drivers so revenues were reduced without a corresponding decrease in other purchased transportation. Also, contributing to the increase as a percentage of revenue was the adverse impact on other terminal revenue of the slowing airport-to-airport tonnage growth.

FASI

FASI purchased transportation increased $1.0 million, or 22.7%, to $5.4 million for the three months ended September 30, 2012 from $4.4 million for the three months ended September 30, 2011.  FASI purchased transportation as a percentage of revenue was 27.7% for the three months ended September 30, 2012 compared to 25.6% for the three months ended September 30, 2011.  The increase in FASI purchased transportation in total dollars and as a percentage of revenue was mostly attributable to certain new business having an increased linehaul component which increased the utilization of owner-operators and third-party transportation providers.

Intercompany Eliminations

Intercompany eliminations increased were $0.4 million for the three months ended September 30, 2012 and 2011.  The intercompany eliminations are the result of truckload and airport-to-airport services Forward Air provided to FASI and FASI cartage services provided to Forward Air during the three months ended September 30, 2012.

Salaries, Wages, and Benefits

Salaries, wages and employee benefits decreased by $1.7 million, or 5.1%, to $31.7 million in the third quarter of 2012 from $33.4 million in the same period of 2011.   As a percentage of total operating revenue, salaries, wages and employee benefits was 22.1% during the three months ended September 30, 2012 compared to 24.6% for the same period in 2011.

Forward Air

Salaries, wages and employee benefits of Forward Air decreased by $2.1 million, or 8.0%, to $24.3 million in the third quarter of 2012 from $26.4 million in the same period of 2011.  Salaries, wages and employee benefits were 19.5% of Forward Air’s operating revenue in the third quarter of 2012 compared to 22.2% for the same period of 2011.  The decrease in salaries, wages and employee benefits in total dollars and as a percentage of revenue was due to reductions in employee incentives as well as improved health and workers' compensation insurance costs. Accruals for employee incentives decreased approximately $1.2 million, or 1.0% as percentage of revenue, as incentives were reduced in conjunction with Forward Air not meeting third quarter and year-to-date 2012 earnings and performance goals. Health and workers' compensation insurances costs also improved $1.4 million, or 1.3% as a percentage of revenue, on improved loss experience during the three months ended September 30, 2012 as compared to the same period in 2011. These decreases in total dollars were offset by a $0.5 million increase in employee wages and benefits, primarily terminal employees, which increased in conjunction with the revenue volume increases discussed previously.

FASI

FASI salaries, wages and employee benefits increased $0.4 million, or 5.7%, to $7.4 million for the three months ended September 30, 2012 compared to $7.0 million for the three months ended September 30, 2011.  As a percentage of FASI operating revenue, salaries, wages and benefits decreased to 37.9% for the three months ended September 30, 2012 compared to 40.7% for the same period in 2011.  The increase in salaries, wages and employee benefits in total dollars is largely due to a $0.3 million increase in wages and benefits for dock employees, which increased in conjunction with the revenue volume increases discussed previously. The remaining $0.1 million increase was attributable to increased pay for management and sales positions in effort to focus on FASI revenue growth and efficient terminal operation.

Operating Leases

Operating leases increased by $0.3 million, or 4.5%, to $6.9 million in the third quarter of 2012 from $6.6 million in the same period of 2011.  Operating leases, the largest component of which is facility rent, were 4.8% of consolidated operating revenue for the three months ended September 30, 2012 compared with 4.9% in the same period of 2011.

Forward Air

Operating leases increased by $0.3 million, or 6.1%, to $5.2 million in the third quarter of 2012 from $4.9 million in the same period of 2011.  Operating leases were 4.2% of Forward Air operating revenue for the three months ended September 30, 2012 compared with 4.1% in the same period of 2011.  Facility rent increased $0.2 million during the three months ended September 30, 2012 compared to the same period in 2011 mainly due to new or renewed lease agreements that became effective during the third quarter of 2012. The remaining $0.1 million increase was associated with increased trailer rentals associated with our non-mileage based Logistics operations.

FASI

FASI operating lease expenses were $1.7 million for the three months ended September 30, 2012 and 2011. Operating leases were 8.7% of FASI operating revenue for the three months ended September 30, 2012 compared with 9.9% in the same period of 2011.

Depreciation and Amortization

Depreciation and amortization increased $0.1 million, or 1.9%, to $5.5 million for the three months ended September 30, 2012 from $5.4 million for the same period in 2011.  Depreciation and amortization was 3.8% of consolidated operating revenue for the three months ended September 30, 2012 compared with 4.0% in the same period of 2011.

Forward Air

Depreciation and amortization decreased $0.1 million, or 2.3%, to $4.3 million in the third quarter of 2012 from $4.4 million in the same period of 2011.  Depreciation and amortization expense as a percentage of Forward Air operating revenue was 3.4% in the third quarter of 2012 compared to 3.7% in the same period of 2011.   The decrease is primarily attributable to internally developed software and older trailers becoming fully depreciated during the three months ended September 30, 2012.

FASI

FASI depreciation and amortization increased $0.2 million, or 20.0%, to $1.2 million for the three months ended September 30, 2012 from $1.0 million for the same period in 2011.  Depreciation and amortization expense as a percentage of FASI operating revenue was 6.2% in the third quarter of 2012 compared to 5.8% in the same period of 2011. The increase in FASI depreciation and amortization is largely due to new vehicles purchased during 2012.

Insurance and Claims

Insurance and claims expense increased $0.9 million, or 40.9%, to $3.1 million for the three months ended September 30, 2012 from $2.2 million for the three months ended September 30, 2011.  Insurance and claims were 2.1% of consolidated operating revenue for the three months ended September 30, 2012 compared with 1.6% for the same period in 2011.

Forward Air

Forward Air insurance and claims expense increased $0.8 million, or 44.4%, to $2.6 million for the three months ended September 30, 2012 from $1.8 million for the three months ended September 30, 2011.  The increase in Forward Air insurance and claims was driven by a $0.2 million increase in cargo claims, a $0.3 million increase in vehicle accident repairs and a $0.3 million increase in professional fees associated with litigating vehicle accident claims.

FASI

FASI insurance and claims expense increased $0.1 million, or 25.0%, to $0.5 million for the three months ended September 30, 2012 from $0.4 million for the three months ended September 30, 2011.  The increase in FASI insurance and claims resulted from increased vehicle accident repairs.

Fuel Expense

Fuel expense decreased $0.1 million, or 4.2%, to $2.3 million in the third quarter of 2012 from $2.4 million in the same period of 2011.  Fuel expense was 1.6% of consolidated operating revenue for the three months ended September 30, 2012 compared with 1.8% for the same period in 2011.

Forward Air

Fuel expense was $1.0 million in the third quarter of 2012 and 2011.  Fuel expense was 0.8% of Forward Air operating revenue in the third quarter of 2012 and 0.9% for the same period of 2011.

FASI

FASI fuel expense decreased $0.1 million, or 7.1%, to $1.3 million for the third quarter of 2012 from $1.4 million in the same period of 2011.  Fuel expenses were 6.7% of FASI operating revenue in the third quarter of 2012 compared to 8.1% in the third quarter of 2011.  FASI fuel expense is significantly higher as a percentage of operating revenue than Forward Air’s fuel expense, as FASI utilizes a higher ratio of Company-employed drivers and Company-owned or leased vehicles in its operations than Forward Air.  FASI fuel expenses decreased on lower average fuel prices for most of the third quarter of 2012 compared to the same period in 2011 partially offset by increased mileage associated with the higher revenue volumes discussed previously.

Other Operating Expenses

Other operating expenses increased $2.0 million, or 21.5%, to $11.3 million in the third quarter of 2012 from $9.3 million in the same period of 2011.  Other operating expenses were 7.9% of consolidated operating revenue for the three months ended September 30, 2012 compared with 6.8% in the same period of 2011.

Forward Air

Other operating expenses increased $2.0 million, or 26.0%, to $9.7 million during the three months ended September 30, 2012 from $7.7 million in the same period of 2011.  Other operating expenses were 7.8% of Forward Air operating revenue in the third quarter of 2012 compared to 6.5% in the same period of 2011.  The increase in other operating expenses as a percentage of revenue was mostly attributable to higher sales and marketing spend, owner-operator recruiting costs, tire expense, losses on the sales of older trailers and vehicles, and property taxes. Our sales and marketing spend increased $0.5 million as the result of a marketing event during the third quarter of 2012. In an effort to increase the size of our owner-operator fleet we increased our recruiting spend by approximately $0.1 million. Our tire expense also increased approximately $0.2 million due to the amortization of new tires acquired with new trailers and vehicles purchased during 2012. With the addition of new trailers and vehicles, we disposed of several older units at a loss of approximately $0.1 million. During the the third quarter of 2011, we sold older trailers and vehicles for a gain of approximately $0.1 million. Finally, during the third quarter of 2011, we successfully appealed the tax appraised value of our owned facilities. As a result of winning these appeals we were able to reduce the corresponding property tax accruals by $0.5 million during the three months ended September 30, 2011.

FASI

FASI other operating expenses increased $0.1 million, or 6.3%, to $1.7 million for the three months ended September 30, 2012 compared to $1.6 million for the same period in 2011.  FASI other operating expenses for the third quarter of 2012 were 8.7% of the segment’s operating revenue compared to 9.3% for the same period in 2011.  The increase in FASI's other operating expenses in terms of total dollars, was driven by higher variable dock and maintenance costs in conjunction with the increased revenue volumes discussed previously.

Intercompany Eliminations

Intercompany eliminations were $0.1 million in the third quarter of 2012.   These intercompany eliminations are the result of handling services Forward Air and FASI provided each other during the three months ended September 30, 2012.

Results from Operations

Income from operations decreased by $0.7 million, or 3.4%, to $19.6 million for the third quarter of 2012 compared to $20.3 million in the same period of 2011. Income from operations was 13.7% of consolidated operating revenue for the three months ended September 30, 2012 compared with 15.0% in the same period of 2011.

Forward Air

Income from operations decreased by $1.3 million, or 6.3%, to $19.3 million for the third quarter of 2012 compared with $20.6 million for the same period in 2011.  Income from operations as a percentage of Forward Air operating revenue was 15.5% for the three months ended September 30, 2012 compared with 17.3% in the same period of 2011.  The decrease in income from operations was primarily the result of slowing airport-to-airport tonnage growth and higher purchased transportation, insurance and claims and other operating expenses. These expense increases were partially offset by reductions in salaries, wages and employee benefits.

FASI

FASI’s results from operations improved approximately $0.6 million to operating income of $0.3 million for the three months ended September 30, 2012 from a $0.3 million loss from operating during the three months ended September 30, 2011.  The improvement in FASI’s results from operations was primarily attributable to higher revenue volumes associated with new business wins partially offset by increased insurance and claims.

Interest Expense

Interest expense was $0.1 million for the three months ended September 30, 2012 and 2011.

Income Taxes

The combined federal and state effective tax rate for the third quarter of 2012 was 37.1% compared to a rate of 36.1% for the same period in 2011.  The increase in our effective tax rate was primarily due to the expiration of federal tax credits that were taken during the third quarter of 2011.

Net Income

As a result of the foregoing factors, net income decreased by $0.6 million, or 4.7%, to $12.3 million for the third quarter of 2012 compared to $12.9 million for the same period in 2011.

Results of Operations

The following table sets forth our consolidated historical financial data for the nine months ended September 30, 2012 and 2011 (in millions):

	Nine months ended
	September 30, 2012	September 30, 2011	Change	Percent Change
Operating revenue	$428.9	$388.1	$40.8	10.5%
Operating expenses:
Purchased transportation	187.5	160.6	26.9	16.7
Salaries, wages, and employee benefits	97.4	95.3	2.1	2.2
Operating leases	20.8	20.1	0.7	3.5
Depreciation and amortization	16.0	15.7	0.3	1.9
Insurance and claims	8.1	6.1	2.0	32.8
Fuel expense	7.3	7.4	(0.1)	(1.4)
Other operating expenses	32.3	29.4	2.9	9.9
Total operating expenses	369.4	334.6	34.8	10.4
Income from operations	59.5	53.5	6.0	11.2
Other expense:
Interest expense	(0.2)	(0.5)	0.3	(60.0)
Other, net	—	0.1	(0.1)	(100.0)
Total other expense	(0.2)	(0.4)	0.2	(50.0)
Income before income taxes	59.3	53.1	6.2	11.7
Income taxes	22.6	20.3	2.3	11.3
Net income	$36.7	$32.8	$3.9	11.9%

The following table sets forth our historical financial data by segment for the nine months ended September 30, 2012 and 2011 (in millions):

	September 30,	Percent of	September 30,	Percent of		Percent
	2012	Revenue	2011	Revenue	Change	Change
Operating revenue
Forward Air	$373.4	87.1%	$340.6	87.7%	$32.8	9.6%
FASI	57.0	13.3	48.4	12.5	8.6	17.8
Intercompany eliminations	(1.5)	(0.4)	(0.9)	(0.2)	(0.6)	66.7
Total	428.9	100.0	388.1	100.0	40.8	10.5

Purchased transportation
Forward Air	173.3	46.4	149.8	44.0	23.5	15.7
FASI	15.5	27.2	11.6	24.0	3.9	33.6
Intercompany eliminations	(1.3)	86.7	(0.8)	88.9	(0.5)	62.5
Total	187.5	43.7	160.6	41.4	26.9	16.7

Salaries, wages and employee benefits
Forward Air	75.4	20.2	75.0	22.0	0.4	0.5
FASI	22.0	38.6	20.3	41.9	1.7	8.4
Total	97.4	22.7	95.3	24.5	2.1	2.2

Operating leases
Forward Air	15.3	4.1	14.7	4.3	0.6	4.1
FASI	5.5	9.7	5.4	11.1	0.1	1.9
Total	20.8	4.9	20.1	5.2	0.7	3.5

Depreciation and amortization
Forward Air	12.5	3.4	12.6	3.7	(0.1)	(0.8)
FASI	3.5	6.1	3.1	6.4	0.4	12.9
Total	16.0	3.7	15.7	4.0	0.3	1.9

Insurance and claims
Forward Air	6.4	1.7	4.8	1.4	1.6	33.3
FASI	1.7	3.0	1.3	2.7	0.4	30.8
Total	8.1	1.9	6.1	1.6	2.0	32.8

Fuel expense
Forward Air	3.2	0.9	3.4	1.0	(0.2)	(5.9)
FASI	4.1	7.2	4.0	8.3	0.1	2.5
Total	7.3	1.7	7.4	1.9	(0.1)	(1.4)

Other operating expenses
Forward Air	27.4	7.3	25.0	7.4	2.4	9.6
FASI	5.1	8.9	4.5	9.3	0.6	13.3
Intercompany eliminations	(0.2)	13.3	(0.1)	11.1	(0.1)	100.0
Total	32.3	7.5	29.4	7.6	2.9	9.9

Income (loss) from operations
Forward Air	59.9	16.0	55.3	16.2	4.6	8.3
FASI	(0.4)	(0.7)	(1.8)	(3.7)	1.4	(77.8)
Total	$59.5	13.9%	$53.5	13.8%	$6.0	11.2%

The following table presents the components of the Forward Air segment’s operating revenue and purchased transportation for the nine months ended September 30, 2012 and 2011 (in millions):

	Nine months ended
	September 30, 2012	Percent of Revenue	September 30, 2011	Percent of Revenue	Change	Percent Change
Forward Air revenue
Airport-to-airport	$290.4	77.8%	$266.9	78.4%	$23.5	8.8%
Logistics	63.4	17.0	53.2	15.6	10.2	19.2
Other	19.6	5.2	20.5	6.0	(0.9)	(4.4)
Total	$373.4	100.0%	$340.6	100.0%	$32.8	9.6%

Forward Air purchased transportation
Airport-to-airport	$120.1	41.4%	$104.6	39.2%	$15.5	14.8%
Logistics	48.0	75.7	40.2	75.6	7.8	19.4
Other	5.2	26.5	5.0	24.4	0.2	4.0
Total	$173.3	46.4%	$149.8	44.0%	$23.5	15.7%

Nine Months Ended September 30, 2012 compared to Nine Months Ended September 30, 2011

Revenues

Operating revenue increased by $40.8 million, or 10.5%, to $428.9 million for the nine months ended September 30, 2012 from $388.1 million in the same period of 2011.

Forward Air

Forward Air operating revenue increased $32.8 million, or 9.6%, to $373.4 million from $340.6 million, accounting for 87.1% of consolidated operating revenue for the nine months ended September 30, 2012 compared to 87.7% for the same period in 2011.  Airport-to-airport revenue, which is the largest component of our consolidated operating revenue, increased $23.5 million, or 8.8%, to $290.4 million from $266.9 million, accounting for 77.8% of the segment’s operating revenue during the nine months ended September 30, 2012 compared to 78.4% for the same period in 2011.   Increased tonnage and an increase in our base revenue per pound, excluding net fuel surcharge revenue and Complete revenue, accounted for $10.9 million of the increase in airport-to-airport revenue. Our airport-to-airport business is priced on a per pound basis and the average revenue per pound, excluding the impact of fuel surcharges and Complete, increased 2.0% for the nine months ended September 30, 2012 versus the nine months ended September 30, 2011. Tonnage that transited our network increased by 3.6% during the nine months ended September 30, 2012 compared with the nine months ended September 30, 2011.  Average base revenue per pound increased as a result of general rate increases that we implemented in September 2012 and June 2011.  The remaining increase in airport-to-airport revenue is the result of increased net fuel surcharge revenue and revenue from our Complete pick-up and delivery service.  Net fuel surcharge revenue increased $1.4 million, or 5.8%, during the nine months ended September 30, 2012 as compared to the nine months ended September 30, 2011 in response to increased fuel prices and overall business volumes.  In addition, Complete revenue increased $11.2 million, or 38.8%, during the nine months ended September 30, 2012 compared to the same period of 2011.  The increase in Complete revenue is attributable to the overall increase in airport-to-airport shipping volumes as well as higher customer utilization of our Complete service.

Logistics revenue, which is primarily TLX, increased $10.2 million, or 19.2%, to $63.4 million for the nine months ended September 30, 2012 from $53.2 million in the same period of 2011.  TLX revenue, which is priced on a per mile basis, increased $9.7 million as miles driven to support our TLX revenue increased by approximately 20.2% during the nine months ended September 30, 2012 compared to the same period in 2011.  TLX average revenue per mile increased by only 0.1% during the nine months ended September 30, 2012 as compared to the same period in 2011. The increase in miles is mainly attributable to new business wins in 2011 partially offset by a change in customer mix. The remaining increase in logistics revenue was attributable to increases in various other non-mileage based logistic revenues, such as drayage services, which increased in conjunction with the overall increase in TLX business volumes.

Other revenue, which includes warehousing services and terminal handling, accounted for the final component of Forward Air operating revenue. Other revenue decreased $0.9 million, or 4.4%, to $19.6 million during the nine months ended September 30, 2012 from $20.5 million in the same period of 2011.  The decrease in revenue was due to ceasing certain dedicated local pick up and delivery services early in the fourth quarter of 2011 and to the adverse impact of slowing tonnage growth during the the third quarter of 2012.

FASI

FASI operating revenue increased $8.6 million, or 17.8%, to $57.0 million for the nine months ended September 30, 2012 from $48.4 million for the same period in 2011.  The increase in revenue was mostly attributable to 2011 new business wins for new and previously existing customers. Approximately $1.2 million of the new business was from new customers, mainly non-specialty retailers. Another $2.0 million of the revenue increase was attributable to new truckload direct to store business for a previously existing customer. The remainder of the FASI revenue increase was attributable to increased volumes as well as new market wins from existing customers.

Intercompany Eliminations

Intercompany eliminations increased $0.6 million, or 66.7%, to $1.5 million for the nine months ended September 30, 2012 from $0.9 million in the same period of 2011.   The intercompany eliminations are the result of truckload, airport-to-airport, and handling services Forward Air provided to FASI and FASI cartage and handling services provided to Forward Air during the nine months ended September 30, 2012 and 2011.

Purchased Transportation

Purchased transportation increased by $26.9 million, or 16.7%, to $187.5 million for the nine months ended September 30, 2012 from $160.6 million in the same period of 2011.  As a percentage of total operating revenue, purchased transportation was 43.7% during the nine months ended September 30, 2012 compared to 41.4% for the same period in 2011.

Forward Air

Forward Air’s purchased transportation increased by $23.5 million, or 15.7%, to $173.3 million for the nine months ended September 30, 2012 from $149.8 million for the nine months ended September 30, 2011. The increase in purchased transportation is primarily attributable to a 10.3% increase in miles driven and a 4.9% increase in the total cost per mile for the nine months ended September 30, 2012 versus the same period in 2011. As a percentage of segment operating revenue, Forward Air purchased transportation was 46.4% during the nine months ended September 30, 2012 compared to 44.0% for the same period in 2011.

Purchased transportation costs for our airport-to-airport network increased $15.5 million, or 14.8%, to $120.1 million for the nine months ended September 30, 2012 from $104.6 million for the nine months ended September 30, 2012.  For the nine months ended September 30, 2012, purchased transportation for our airport-to-airport network increased to 41.4% of airport-to-airport revenue from 39.2% for the same period in 2011.  The $15.5 million increase is partially attributable to a 6.2% increase in miles driven by our network of owner-operators or third party transportation providers and a 2.2% increase in the cost per mile paid to our network of owner-operators or third party transportation providers.  The increase in miles increased purchased transportation by $5.3 million while the higher cost per mile increased purchased transportation by $2.0 million.  Miles driven by our network of owner-operators or third party transportation providers increased in conjunction with the tonnage increase discussed above as well as shifts in business mix.  The cost per mile increase was attributable to higher utilization of more costly third party transportation providers as well as higher rates paid to third party transportation providers and to a lesser extent our network of owner-operators. The increased utilization of third party transportation providers as well as the higher rates paid were required to accommodate the increased tonnage volumes and shifts in business mix.  The remaining increase was attributable to a $8.2 million increase in third party transportation costs associated with the higher Complete shipment volumes discussed above.

Purchased transportation costs for our logistics revenue increased $7.8 million, or 19.4%, to $48.0 million for the nine months ended September 30, 2012 from $40.2 million for the nine months ended September 30, 2011. For the nine months ended September 30, 2012, logistics’ purchased transportation costs represented 75.7% of logistics revenue compared to 75.6% for the same period in 2011.  The increase in logistics’ purchased transportation was mostly attributable to a $7.6 million increase in TLX purchased transportation.  Miles driven to support our TLX revenue increased 20.2% while our TLX cost per mile increased approximately 0.3% during the nine months ended September 30, 2012 compared to the same period in 2011.   The increase in cost per mile was mostly attributable to increased utilization of and higher rates from third party transportation providers.  The remaining increase in logistics’ purchased transportation costs was attributable to increases in various other non-mileage based costs, such as drayage services.

Purchased transportation costs related to our other revenue increased $0.2 million, or 4.0%, to $5.2 million for the nine months ended September 30, 2012 from $5.0 million for the nine months ended September 30, 2012. Other purchased transportation costs as a percentage of other revenue increased to 26.5% of other revenue for the nine months ended September 30, 2012 from 24.4% for the same period in 2011.   The increase in other purchased transportation costs as a percentage of revenue is primarily attributable to the cessation of certain, dedicated local pick up and delivery business early in the first quarter of 2012. This business was primarily serviced by Company-employed drivers so revenues were reduced without a corresponding decrease in other purchased transportation. Slowing airport-to-airport tonnage growth during the third quarter also adversely impacted our terminal's ability to earn other associated revenue which increased the pressure on other purchased transportation as a percentage of revenue.

FASI

FASI purchased transportation increased $3.9 million, or 33.6%, to $15.5 million for the nine months ended September 30, 2012 from $11.6 million for the nine months ended September 30, 2011.  FASI purchased transportation as a percentage of revenue was 27.2% for the nine months ended September 30, 2012 compared to 24.0% for the nine months ended September 30, 2011.  The increase in FASI purchased transportation in total dollars and as a percentage of revenue was the result of certain new business having a higher linehaul component which increased the utilization of owner-operators and third-party transportation providers.

Intercompany Eliminations

Intercompany eliminations increased $0.5 million, or 62.5%, to $1.3 million for the nine months ended September 30, 2012 from $0.8 million for the nine months ended September 30, 2011.  The intercompany eliminations are the result of truckload and airport-to-airport services Forward Air provided to FASI and FASI cartage services provided to Forward Air during the nine months ended September 30, 2012.

Salaries, Wages, and Benefits

Salaries, wages and employee benefits increased by $2.1 million, or 2.2%, to $97.4 million for the nine months ended September 30, 2012 from $95.3 million in the same period of 2011.   As a percentage of total operating revenue, salaries, wages and employee benefits was 22.7% during the nine months ended September 30, 2012 compared to 24.5% for the same period in 2011.

Forward Air

Salaries, wages and employee benefits of Forward Air increased by $0.4 million, or 0.5%, to $75.4 million in the nine months ended September 30, 2012 from $75.0 million in the same period of 2011.  Salaries, wages and employee benefits were 20.2% of Forward Air’s operating revenue in the nine months ended September 30, 2012 compared to 22.0% for the same period of 2011.  The increase in salaries, wages and employee benefits in total dollars is attributable to a $3.0 million increase in employee wages and benefits and a $0.2 million increase in share-based compensation. Employee wages and benefits increased in conjunction with the revenue volume increases discussed previously. Share-based compensation increased as older grants with lower fair values became fully vested but the expense was replaced with current year grants with higher fair values. However, these increases were largely offset by reduced employee incentives and health insurance and workers' compensation costs. Employee incentives were reduced by $2.0 million during the nine months ended September 30, 2012 as compared to the same period in 2011 due to failures to meet earnings and performance objectives. Health insurance and workers' compensation costs decreased $0.8 million on improved loss experience during the nine months ended September 30, 2012 as compared to the same period in 2011.

FASI

FASI salaries, wages and employee benefits increased $1.7 million, or 8.4%, to $22.0 million for the nine months ended September 30, 2012 compared to $20.3 million for the nine months ended September 30, 2011.  As a percentage of FASI operating revenue, salaries, wages and benefits decreased to 38.6% for the nine months ended September 30, 2012 compared to 41.9% for the same period in 2011. The increase in salaries, wages and employee benefits in total dollars is due to increased wages and benefits for terminal employees, which increased in conjunction with the revenue volume increases discussed previously. Approximately 1.3% of the the improvement in salaries, wages and employee benefits as a percentage of revenue is the result of certain new business being primarily linehaul based and requiring no significant salaries, wages and benefits. The remaining improvement as a percentage of revenue is the increase in revenue outpacing the increase in salaries, wages and employee benefits.

Operating Leases

Operating leases increased by $0.7 million, or 3.5%, to $20.8 million for the nine months ended September 30, 2012 from $20.1 million in the same period of 2011.  Operating leases, the largest component of which is facility rent, were 4.9% of consolidated operating revenue for the nine months ended September 30, 2012 compared with 5.2% in the same period of 2011.

Forward Air

Operating leases increased $0.6 million, or 4.1%, to $15.3 million for the nine months ended September 30, 2012 from $14.7 million for the same period in 2011.  Operating leases were 4.1% of Forward Air operating revenue for the nine months ended September 30, 2012 compared with 4.3% in the same period of 2011. The increase was the result of a $0.3 million increase in facility rent and a $0.3 million increase in trailer and truck rentals. Facility rent increased due to new or renewed lease agreements that became effective throughout 2012.  Trailer rentals increased $0.2 million on trailer rentals associated with our non-mileage based Logistics operations. Truck rentals increased $0.1 million to fill needs until new vehicles were purchased or to replace units damaged in accidents.

FASI

FASI operating lease expense increased $0.1 million, or 1.9%, to $5.5 million for the nine months ended September 30, 2012 from $5.4 million for the same period in 2011.  The $0.1 million increase was attributable to increased trailer and vehicle rentals.  Trailer and vehicle rentals increased in conjunction with the higher revenue volumes discussed above as well as delays in receiving new company-owned vehicles in the first half of 2012.

Depreciation and Amortization

Depreciation and amortization increased $0.3 million, or 1.9%, to $16.0 million for the nine months ended September 30, 2012 from $15.7 million for the same period in 2011.  Depreciation and amortization was 3.7% of consolidated operating revenue for the nine months ended September 30, 2012 compared with 4.0% in the same period of 2011.

Forward Air

Depreciation and amortization decreased $0.1 million, or 0.8%, to $12.5 million for the nine months ended September 30, 2012 from $12.6 million for the same period in 2011.  Depreciation and amortization expense as a percentage of Forward Air operating revenue was 3.4% in the nine months ended September 30, 2012 compared to 3.7% in the same period of 2011.  Depreciation decreased year-over-year as certain internally developed software and older trailers became fully depreciated, but these decreases were partially offset by depreciation on new trailers purchased during 2012.

FASI

FASI depreciation and amortization increased $0.4 million, or 12.9%, to $3.5 million for the nine months ended September 30, 2012 from $3.1 million for the same period in 2011.  Depreciation and amortization expense as a percentage of FASI operating revenue was 6.1% in the nine months ended September 30, 2012 compared to 6.4% in the same period of 2011. The increase in FASI depreciation and amortization is largely due to new vehicles purchased during 2012.

Insurance and Claims

Insurance and claims expense increased $2.0 million, or 32.8%, to $8.1 million for the nine months ended September 30, 2012 from $6.1 million for the nine months ended September 30, 2011.  Insurance and claims were 1.9% of consolidated operating revenue for the nine months ended September 30, 2012 compared with 1.6% for the same period in 2011.

Forward Air

Forward Air insurance and claims expense increased $1.6 million, or 33.3%, to $6.4 million for the nine months ended September 30, 2012 from $4.8 million for the nine months ended September 30, 2011. The increase in Forward Air insurance and claims was driven by a $0.4 million increase in cargo claims, a $0.6 million increase in vehicle accident repairs and a $0.6 million increase in professional fees associated with litigating vehicle accident claims.

FASI

FASI insurance and claims expense increased $0.4 million, or 30.8%, to $1.7 million for the nine months ended September 30, 2012 from $1.3 million for the nine months ended September 30, 2011.  The increase in FASI insurance and claims was largely attributable to a $0.3 million increase in cargo claims primarily from our specialty retail customers and a $0.1 million increase in vehicle accident repairs.

Fuel Expense

Fuel expense decreased $0.1 million, or 1.4%, to $7.3 million for the nine months ended September 30, 2012 from $7.4 million in the same period of 2011.  Fuel expense was 1.7% of consolidated operating revenue for the nine months ended September 30, 2012 compared with 1.9% for the same period in 2011.

Forward Air

Fuel expense decreased $0.2 million, or 5.9%, to $3.2 million in the nine months ended September 30, 2012 from $3.4 million in the same period of 2011.  Fuel expense was 0.9% of Forward Air operating revenue in the nine months ended September 30, 2012 and 1.0% for the same period of 2011. The decrease in fuel expense resulted from lower fuel prices during second and third quarters of 2012 and the cessation of certain dedicated local pick up and delivery services in the first quarter of 2012 which was performed mostly by Company-owned vehicles.

FASI

FASI fuel expense increased $0.1 million, or 2.5%, to $4.1 million in the nine months ended September 30, 2012 from $4.0 million in the same period of 2011.  Fuel expenses were 7.2% of FASI operating revenue in the nine months ended September 30, 2012 compared to 8.3% in the same period in 2011.  FASI fuel expense is significantly higher as a percentage of operating revenue than Forward Air’s fuel expense, as FASI utilizes a higher ratio of Company-employed drivers and Company-owned or leased vehicles in its operations than Forward Air.  The increase in FASI fuel expense was mostly the result of increased Company miles associated with the higher business volumes discussed previously partially offset by lower fuel prices during the second and third quarters of 2012.

Other Operating Expenses

Other operating expenses increased $2.9 million, or 9.9%, to $32.3 million in the nine months ended September 30, 2012 from $29.4 million in the same period of 2011.  Other operating expenses were 7.5% of consolidated operating revenue for the nine months ended September 30, 2012 compared with 7.6% in the same period of 2011.

Forward Air

Other operating expenses increased $2.4 million, or 9.6%, to $27.4 million during the nine months ended September 30, 2012 from $25.0 million in the same period of 2011.  Other operating expenses were 7.3% of Forward Air operating revenue in the nine months ended September 30, 2012 compared to 7.4% in the same period of 2011.  The increase in other operating expenses in terms of total dollars was mostly attributable to higher sales and marketing spend, owner-operator recruiting costs, tire expense, losses on the sales of older trailers and vehicles, and property taxes. Our sales and marketing spend increased $0.3 million mainly due to a marketing event in the third quarter of 2012. In an effort to increase the size of our owner-operator fleet we increased our recruiting spend by approximately $0.2 million. Our tire expense also increased approximately $0.5 million due to the amortization of new tires acquired with new trailers and vehicles purchased during 2012. With the addition of new trailers and vehicles during 2012, we disposed of several older units at a loss of approximately $0.3 million. During the nine months end September 30, 2011, we sold older trailers and vehicles for a gain of approximately $0.1 million. Finally, during the third quarter of 2011, we successfully appealed the tax appraised value of our owned facilities. As a result of winning these appeals during the nine months ended September 30, 2011, we were able to reduce the corresponding property tax accruals by $0.5 million.

FASI

FASI other operating expenses increased $0.6 million, or 13.3%, to $5.1 million for the nine months ended September 30, 2012 compared to $4.5 million for the same period in 2011.  FASI other operating expenses for the nine months ended September 30, 2012 were 8.9% of the segment’s operating revenue compared to 9.3% for the same period in 2011.  The increase in FASI's other operating expenses is partially attributable to increases in variable dock and maintenance costs in conjunction with the increased revenue volumes discussed previously. Also, contributing to the increase was $0.2 million incurred for the implementation of certain strategic initiatives.

Intercompany Eliminations

Intercompany eliminations were $0.2 million in the nine months ended September 30, 2012 compared to $0.1 million for the same period in 2011.   These intercompany eliminations are the result of handling services Forward Air and FASI provided each other during the nine months ended September 30, 2012.

Results from Operations

Income from operations increased by $6.0 million, or 11.2%, to $59.5 million for the nine months ended September 30, 2012 compared to $53.5 million in the same period of 2011. Income from operations was 13.9% of consolidated operating revenue for the nine months ended September 30, 2012 compared with 13.8% in the same period of 2011.

Forward Air

Income from operations increased by $4.6 million, or 8.3%, to $59.9 million for the nine months ended September 30, 2012 compared with $55.3 million for the same period in 2011.  Income from operations as a percentage of Forward Air operating revenue was 16.0% for the nine months ended September 30, 2012 compared with 16.2% in the same period of 2011.  The increase in income from operations was primarily the result of the increased revenue discussed previously. The revenue increases were partially offset by increased purchased transportation associated with changing business mix and increased insurance and claim costs.

FASI

FASI’s loss from operations improved approximately $1.4 million, or 77.8%, to a $0.4 million loss for the nine months ended September 30, 2012 from a $1.8 million loss for the nine months ended September 30, 2011.  The improvement in FASI’s loss from operations was primarily attributable to higher revenue volumes associated with new business wins partially offset by increased cargo claims and costs incurred to implement strategic initiatives.

Interest Expense

Interest expense was $0.2 million for the nine months ended September 30, 2012 compared to $0.5 million for the same period of 2011.  The decrease in interest expense was primarily attributable to the use of cash on hand to pay off our previous line of credit in December 2011.

Income Taxes

The combined federal and state effective tax rate for the nine months ended September 30, 2012 was 38.0% compared to a rate of 38.3% for the same period in 2011.

Net Income

As a result of the foregoing factors, net income increased by $3.9 million, or 11.9%, to $36.7 million for the nine months ended September 30, 2012 compared to $32.8 million for the same period in 2011.

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

In September 2011, the FASB issued amendments to its goodwill and intangible asset guidance to permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether to perform the two-step goodwill impairment test. Under these new amendments, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that is more likely than not that its fair value is less than its carrying amount. These amendments are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The adoption of these amendments does impact how we assess goodwill impairment, but the adoption of the amendments did not have a significant effect on our financial statement results or disclosures.

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

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital expenditures, with cash flows from operations and borrowings under our bank lines of credit. Net cash provided by operating activities totaled approximately $45.7 million for the nine months ended September 30, 2012 compared to approximately $54.8 million for the nine months ended September 30, 2011. The $9.2 million decrease in cash provided by operating activities is mainly attributable to increases in cash used for estimated tax payments and trade accounts payable and prepaid assets. Due to increases in our income from operations over recent years we have had to increase our estimated federal and state income tax prepayments by $10.3 million. The increase in estimated income tax payments and the timing of payments associated with trade accounts payable and prepaid assets accounted for a $12.9 million increase in cash used in operations. These increases in cash used were partially offset by a $1.0 million increase in earnings after consideration of non-cash items and a $2.7 million increase in cash collected from accounts receivable.

Net cash used in investing activities was approximately $19.9 million for the nine months ended September 30, 2012 compared with approximately $19.0 million used in investing activities during the nine months ended September 30, 2011. Investing activities during the nine months ended September 30, 2012 consisted primarily of capital expenditures for new trailers, vehicles and forklifts to replace aging units.  The $0.9 million of proceeds from disposal of property and equipment during the nine months ended September 30, 2012 and 2011 were primarily from sales of older trailers and vehicles.

Net cash provided by financing activities totaled approximately $8.4 million for the nine months ended September 30, 2012 compared with approximately $22.9 million used in financing activities during the nine months ended September 30, 2011.  The increase in cash provided by financing activities is mainly attributable to an $8.0 million increase in cash received from the exercise of stock options and a $24.3 million reduction in cash used for the repurchase of stock.  These increases from financing activities were partially offset by a $0.8 million increase in dividend payments and scheduled capital lease payments. Dividends increased on new shares issued through stock option exercises and our Board of the Directors during the third quarter of 2012 increasing the quarterly cash dividend from our historic $0.07 per share to $0.10 per share.

In February 2012, we entered into a new $150.0 million credit facility. This facility has a term of five years and matures in February 2017. The Company entered into this larger credit facility in order to fund potential acquisitions, the repurchase of its common stock and the financing of other general business purposes. Interest rates for advances under the facility are LIBOR plus 1.1%

based upon covenants related to total indebtedness to earnings (1.3% at September 30, 2012). The agreement contains certain covenants and restrictions, none of which are expected to significantly affect the Company's operations or ability to pay dividends. No assets are pledged as collateral against the credit facility. As of September 30, 2012, the Company had no borrowings outstanding under the senior credit facility. At September 30, 2012, the Company had utilized $9.3 million of availability for outstanding letters of credit and had $140.7 million of available borrowing capacity under this new credit facility.

In July 2007, our Board of Directors approved a stock repurchase program (“Repurchase Plan”) for up to two million shares of our common stock. As of September 30, 2012, 815,059 shares remain that may be repurchased under the Repurchase Plan.

During the first and second quarters of 2012 and each quarter of 2011, our Board of Directors declared a cash dividend of $0.07 per share of common stock. In the third quarter of 2012, our Board of Directors declared a cash dividend of $0.10 per share.  We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by our Board of Directors.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no unregistered purchases of shares of our common stock during the nine months ended September 30, 2012.

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

Forward Air Corporation
Date: October 26, 2012	By:	/s/ Rodney L. Bell
Rodney L. Bell Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer)

By:	/s/ Michael P. McLean
Michael P. McLean Chief Accounting Officer, Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

No.	Exhibit
3.1	Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999)
3.2	Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3-1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 6, 2009)
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