Form 10-K
period 2012-12-31
FORWARD AIR CORP
filed 2013-02-15
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2012 was approximately $922,515,140 based upon the $32.27 closing price of the stock as reported on The NASDAQ Stock Market LLC on that date. For purposes of this computation, all directors and executive officers of the registrant are assumed to be affiliates. This assumption is not a conclusive determination for purposes other than this calculation.

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share as of February 11, 2013 was 29,602,342.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

Introductory Note
This Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (this “Form 10-K”) contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. Some forward-looking statements may be identified by use of such terms as “believes,” “anticipates,” “intends,” “plans,” “estimates,” “projects” or “expects.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The following is a list of factors, among others, that could cause actual results to differ materially from those contemplated by the forward-looking statements: economic factors such as recessions, inflation, higher interest rates and downturns in customer business cycles, our inability to maintain our historical growth rate because of a decreased volume of freight or decreased average revenue per pound of freight moving through our network, increasing competition and pricing pressure, surplus inventories, loss of a major customer, the creditworthiness of our customers and their ability to pay for services rendered, our ability to secure terminal facilities in desirable locations at reasonable rates, the inability of our information systems to handle an increased volume of freight moving through our network, changes in fuel prices, claims for property damage, personal injuries or workers’ compensation, employment matters including rising health care costs, enforcement of and changes in governmental regulations, environmental and tax matters, the handling of hazardous materials, the availability and compensation of qualified independent owner-operators and freight handlers needed to serve our transportation needs and our inability to successfully integrate acquisitions. As a result of the foregoing, no assurance can be given as to future financial condition, cash flows or results of operations. Except as required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I

Item 1.         Business

We were formed as a corporation under the laws of the State of Tennessee on October 23, 1981. Our operations can be broadly classified into two principal segments:  Forward Air, Inc. (“Forward Air”) and Forward Air Solutions, Inc. (“FASI”).

Through our Forward Air segment, we are a leading provider of time-definite surface transportation and related logistics services to the North American expedited ground freight market. We offer our customers local pick-up and delivery (Forward Air Complete™) and scheduled surface transportation of cargo as a cost-effective, reliable alternative to air transportation. We transport cargo that must be delivered at a specific time but is less time-sensitive than traditional air freight. This type of cargo is frequently referred to in the transportation industry as deferred air freight. We operate our Forward Air segment through a network of terminals located on or near airports in 87 cities in the United States and Canada, including a central sorting facility in Columbus, Ohio and 12 regional hubs serving key markets.  We also offer our customers an array of logistics and other services including: expedited full truckload (“TLX”); dedicated fleets; warehousing; customs brokerage; and shipment consolidation, deconsolidation and handling.

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

During 2012, approximately 23.9% of the freight we handled was for overnight delivery, approximately 61.3% was for delivery within two to three days and the balance was for delivery in four or more days. We generally do not market our airport-to-airport services directly to shippers (where such services might compete with our freight forwarder customers). Also, because we do not place significant size or weight restrictions on airport-to-airport shipments, we generally do not compete directly with integrated air cargo carriers such as United Parcel Service and Federal Express in the overnight delivery of small parcels. In 2012, Forward Air’s ten largest customers accounted for approximately 47.2% of Forward Air’s operating revenue and no single customer accounted for more than 10.0% of Forward Air’s operating revenue.

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

Through our FASI segment, which we formed in July 2007, we provide pool distribution services throughout the Mid-Atlantic, Southeast, Midwest and Southwest continental United States.  Pool distribution involves managing high-frequency, last mile handling and distribution of time-sensitive product to numerous destinations in specific geographic regions.  Our primary customers for pool distribution are regional and nationwide distributors and specialty retailers, such as mall, strip mall and outlet-based retail chains. We service these customers through a network of terminals and service centers located in 19 cities.  FASI’s three largest customers accounted for approximately 61.9% of FASI’s 2012 operating revenue, but revenues from these three customers did not exceed 10.0% of our consolidated revenue.  No other customers accounted for more than 10.0% of FASI’s operating revenue.

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

•
Superior Service Offerings. Forward Air’s published expedited ground freight schedule for transit times with specific cut-off and arrival times generally provides Forward Air customers with the predictability they need. In addition, our network of Forward Air terminals allows us to offer our customers later cut-off times, a higher percentage of direct shipments (which reduces damage and shortens transit times) and earlier delivery times than most of our competitors. Our network of FASI terminals allows us the opportunity to provide precision deliveries to a wider range of locations than most pool distribution providers with increased on-time performance. Recent economic uncertainty resulted in reduced inventory levels and increased shippers' need for reliable, expedited delivery. We believe the trend of minimal inventories and increased expedited shipping will continue, and that our network of terminals and expedited capabilities put us in an excellent position to benefit from these trends.

•
Flexible Business Model. Rather than owning and operating our own fleet of trucks, Forward Air purchases most of its transportation requirements from owner-operators or truckload carriers. Due to the nature of pool distribution services, FASI utilizes a higher percentage of Company-employed drivers and Company-owned equipment than Forward Air.  However, as the conditions of individual markets and requirements of our customers allow, we utilize owner-operators in our pool distribution business. This approach allows us to respond quickly to changing demands and opportunities in our industry and to generate higher returns on assets because of the lower capital requirements.

•
Comprehensive Logistic and Other Service Offerings. Through our two segments we offer an array of logistic and other services including: TLX, pick-up and delivery (Forward Air Complete™), dedicated fleet, warehousing, customs brokerage and shipment consolidation and handling. These services are an essential part of many of our customers’ transportation needs and are not offered by many of our competitors.  We are often able to provide these services utilizing existing infrastructure and thereby earning additional revenue without incurring significant additional fixed costs.

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

•
Strong Balance Sheet and Availability of Funding. Our asset-light business model and strong market position in the expedited ground freight market provides the foundation for operations that have produced excellent cash flow from operations even in challenging conditions.  Our strong balance sheet can also be a competitive advantage.  Our competitors, particularly in the pool distribution market, are mainly regional and local operations and may struggle to maintain operations in an uncertain economic environment.  The threat of financial instability may encourage new and existing customers to use a more financially secure transportation provider, such as FASI.

Growth Strategy

Our growth strategy is to take advantage of our competitive strengths in order to increase our profits and shareholder returns. Our goal is to use our established networks as the base from which to expand and launch new services that will allow us to grow in any economic environment.  Principal components of our efforts include:

•
Increase Freight Volume from Existing Customers. Many of our customers currently use us for only a portion of their overall transportation needs.  We believe we can increase freight volumes from existing customers by offering more comprehensive services that address all of the customer’s transportation needs, such as Forward Air Complete™ ("Complete"), our direct to door pick-up and delivery service.  By offering additional services that can be integrated with our existing services, we believe we will attract additional business from existing customers. In 2012, 23.1% of airport-to-airport linehaul shipments had a Complete component. We believe increasing this Complete attachment rate is a key to growing the revenue of our airport-to-airport service.

•
Develop New Customers. We continue to actively market our services to potential new customers. In our Forward Air segment, we believe freight forwarders will continue to move away from integrated air cargo carriers because those carriers charge higher rates, and away from less-than-truckload carriers because those carriers provide less reliable service and compete for the same customers as do the freight forwarders.  In addition, we believe Forward Air’s comprehensive North American network and related logistics services are attractive to domestic and international airlines.   Forward Air Complete™ can also help attract business from new customers who require pick-up and delivery for their shipments.  In our pool distribution business, we are emphasizing the development of relationships with customers who have peak volume seasons outside of the traditional fourth quarter peak season in order to stabilize FASI’s earnings throughout the calendar year.  We are currently targeting customers from industries such as hospitality, healthcare, lawn and garden and publishing. We continue to evaluate plans to expand FASI’s terminal footprint by opening FASI operations in select Forward Air terminals.  We believe the utilization of existing Forward Air terminals will allow us to increase our FASI revenues with minimal addition of fixed costs.

•
Improve Efficiency of Our Transportation Network. We constantly seek to improve the efficiency of our networks. Regional hubs and direct shuttles improve Forward Air’s efficiency by reducing the number of miles freight must be transported and the number of times freight must be handled and sorted. As the volume of freight between key markets increases, we intend to continue adding direct shuttles. In key gateway cities we have constructed or expanded terminals.  With these expanded facilities, we believe we have the necessary space to grow our business in key gateway cities and to offer additional services.  We are working to improve our FASI operations by increasing the efficiencies of our daily and weekly transportation routes and the cartons handled per hour on our docks.  We are constantly looking to improve FASI route efficiencies by consolidating loads and utilizing owner-operators when available.  We are investing in conveyor systems for certain FASI terminals to increase the productivity of our cargo handlers.  Finally, we are actively looking to reduce or eliminate the number of duplicate facilities in cities which have both Forward Air and FASI terminals.  We have combined Forward Air and FASI facilities in Dallas/Fort Worth, Texas, Des Moines, Iowa, Denver, Colorado, Kansas City, Missouri, Nashville, Tennessee, Richmond, Virginia and Tulsa, Oklahoma, and will continue this process in upcoming years as the expiration of leases and business volumes allow.

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

•
Pursue Strategic Acquisitions. We continue to evaluate and pursue acquisitions that can increase our penetration of a geographic area, add new customers, add new business verticals, increase freight volume and add new service offerings.  In addition, we expect to explore acquisitions that may enable us to offer additional services. Acquisitions may affect our short-term cash flow and net income as we expend funds, potentially increase indebtedness and incur additional expenses.

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

Terminals

Our airport-to-airport network consists of terminals located in the following 87 cities:

City	Airport Served	City	Airport Served
Albany, NY	ALB	Louisville, KY	SDF
Albuquerque, NM*	ABQ	Memphis, TN	MEM
Allentown, PA*	ABE	McAllen, TX	MFE
Atlanta, GA	ATL	Miami, FL	MIA
Austin, TX	AUS	Milwaukee, WI	MKE
Baltimore, MD	BWI	Minneapolis, MN	MSP
Baton Rouge, LA*	BTR	Mobile, AL*	MOB
Birmingham, AL*	BHM	Moline, IA	MLI
Blountville, TN*	TRI	Montgomery, AL*	MGM
Boston, MA	BOS	Nashville, TN**	BNA
Buffalo, NY	BUF	Newark, NJ	EWR
Burlington, IA	BRL	Newburgh, NY	SWF
Cedar Rapids, IA	CID	New Orleans, LA	MSY
Charleston, SC	CHS	New York, NY	JFK
Charlotte, NC	CLT	Norfolk, VA	ORF
Chicago, IL	ORD	Oklahoma City, OK	OKC
Cincinnati, OH	CVG	Omaha, NE	OMA
Cleveland, OH	CLE	Orlando, FL	MCO
Columbia, SC*	CAE	Pensacola, FL*	PNS
Columbus, OH***	CMH	Philadelphia, PA	PHL
Corpus Christi, TX*	CRP	Phoenix, AZ	PHX
Dallas/Ft. Worth, TX**	DFW	Pittsburgh, PA	PIT
Dayton, OH*	DAY	Portland, OR	PDX
Denver, CO**	DEN	Raleigh, NC	RDU
Des Moines, IA**	DSM	Richmond, VA**	RIC
Detroit, MI	DTW	Rochester, NY	ROC
El Paso, TX	ELP	Sacramento, CA	SMF
Fort Wayne, IN*	FWA	Salt Lake City, UT	SLC
Grand Rapids, MI*	GRR	San Antonio, TX	SAT
Greensboro, NC	GSO	San Diego, CA	SAN
Greenville, SC	GSP	San Francisco, CA	SFO
Hartford, CT	BDL	Seattle, WA	SEA
Harrisburg, PA	MDT	Shreveport, LA*	SHV
Houston, TX	IAH	South Bend, IN*	SBN
Huntsville, AL*	HSV	St. Louis, MO	STL
Indianapolis, IN	IND	Syracuse, NY	SYR
Jacksonville, FL	JAX	Tampa, FL	TPA
Kansas City, MO**	MCI	Toledo, OH*	TOL
Knoxville, TN*	TYS	Tucson, AZ*	TUS
Lafayette, LA*	LFT	Tulsa, OK**	TUL
Laredo, TX	LRD	Washington, DC	IAD
Las Vegas, NV	LAS	Montreal, Canada*	YUL
Little Rock, AR*	LIT	Toronto, Canada	YYZ
Los Angeles, CA	LAX
*     Denotes an independent agent location.
**   Denotes a location with combined Forward Air and FASI operations.
*** Denotes a location in which Forward Air is an agent for FASI.

     Independent agents operate 22 of our Forward Air locations. These locations typically handle lower volumes of freight relative to our Company-operated facilities.

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

Shipments

The average weekly volume of freight moving through our network was approximately 34.9 million pounds per week in 2012. During 2012, our average shipment weighed approximately 637 pounds and shipment sizes ranged from small boxes weighing only a few pounds to large shipments of several thousand pounds. Although we impose no significant size or weight restrictions, we focus our marketing and price structure on shipments of 200 pounds or more. As a result, we typically do not directly compete with integrated air cargo carriers in the overnight delivery of small parcels. The table below summarizes the average weekly volume of freight moving through our network for each year since 1997.

Average Weekly
Volume in Pounds
Year	(In millions)
1997	12.4
1998	15.4
1999	19.4
2000	24.0
2001	24.3
2002	24.5
2003	25.3
2004	28.7
2005	31.2
2006	32.2
2007	32.8
2008	34.2
2009	28.5
2010	32.6
2011	34.0
2012	34.9

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

Revenue and purchased transportation for our TLX service, which is the largest component of our Logistics revenue, are largely determined by the number of miles driven.  The table below summarizes the average miles driven per week to support our TLX service since 2003:

Average Weekly Miles
Year	(In thousands)
2003	211
2004	259
2005	248
2006	331
2007	529
2008	676
2009	672
2010	788
2011	876
2012	1,005

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

Our pool distribution network consists of terminals and service locations in the following 19 cities:

City
Atlanta, GA	Lakeland, FL
Baltimore, MD	Las Vegas, NV
Charlotte, NC	Miami, FL
Columbus, OH*	Montgomery, AL
Dallas/Ft. Worth, TX**	Nashville, TN**
Denver, CO**	Raleigh, NC
Des Moines, IA**	Richmond, VA**
Houston, TX	San Antonio, TX
Jacksonville, FL	Tulsa, OK**
Kansas City, MO**

* Denotes a location in which Forward Air is an agent for FASI.
**   Denotes a location with combined Forward Air and FASI operations.

Customers and Marketing

Our Forward Air wholesale customer base is primarily comprised of freight forwarders, integrated air cargo carriers and passenger and cargo airlines. Our freight forwarder customers vary in size from small, independent, single facility companies to large, international logistics companies such as SEKO Worldwide, AIT Worldwide Logistics, Expeditors International of Washington, Associated Global, UPS Supply Chain Solutions, FedEx Corporation and Pilot Air Freight. Because we deliver dependable service, integrated air cargo carriers such as UPS Cargo, FedEx Corporation and DHL Worldwide Express use our network to provide overflow capacity and other services, including shipment of bigger packages and pallet-loaded cargo. Our passenger and cargo airline customers include United Airlines and Delta.

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

We market all our services through a sales and marketing staff located in major markets of the United States. Senior management also is actively involved in sales and marketing at the national account level and supports local sales initiatives. We also participate in air cargo and retail trade shows and advertise our services through direct mail programs and through the Internet via www.forwardair.com and www.forwardairsolutions.com. The information contained on our websites is not part of this filing and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

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

We continued to make significant investments in technology for FASI.  We continued our development of FASI driven enhancements to our existing applications.  These enhancements, collectively known as FASTRACS, are designed specifically to meet the retail distribution business demands, and make use of the most modern wireless technologies available. FASTRACS has been implemented for a select group of customers and is being designed so as to be the primary technology platform for all future customers.

Purchased Transportation

We contract with owner-operators for most of our transportation services.  The owner-operators own, operate and maintain their own tractors and employ their own drivers. Our freight handlers load and unload our trailers and vehicles for hauling by owner-operators between our terminals.

We seek to establish long-term relationships with owner-operators to assure dependable service and availability. Historically, we have experienced significantly higher than industry average retention of owner-operators. We have established specific guidelines relating to safety records, driving experience and personal evaluations that we use to select our owner-operators. To enhance our relationship with the owner-operators, our rates are generally above prevailing market rates. In addition, we typically offer our owner-operators and their drivers a consistent work schedule. Usually, schedules are between the same two cities or along a consistent route, improving quality of work life for the owner-operators and their drivers and, in turn, increasing driver retention.

As a result of efforts to expand our logistics and other services, seasonal demands and volume surges in particular markets, we also purchase transportation from other surface transportation providers to handle overflow volume. Of the $252.7 million incurred for purchased transportation during 2012, we purchased 59.8% from owner-operators and 40.2% from other surface transportation providers.

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

Seasonality

Historically, our operating results have been subject to seasonal trends when measured on a quarterly basis. The first quarter has traditionally been the weakest and the third and fourth quarters have traditionally been the strongest. Typically, this pattern has been the result of factors such as economic conditions, customer demand, weather and national holidays. Additionally, a significant portion of our revenue is derived from customers whose business levels are impacted by the economy.  The impact of seasonal trends and the economy is more pronounced on our pool distribution business.  The pool distribution business is seasonal and operating revenues and results tend to improve in the third and fourth quarters compared to the first and second quarters.

Employees

      As of December 31, 2012, we had 1,007 full-time employees, 611 of whom were freight handlers. Also, as of that date, we had an additional 1,121 part-time employees, of whom the majority were freight handlers. None of our employees are covered by a collective bargaining agreement. We recognize that our workforce, including our freight handlers, is one of our most valuable assets. The recruitment, training and retention of qualified employees is essential to support our continued growth and to meet the service requirements of our customers.

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

Website Access

We file reports with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. We are an electronic filer and the SEC maintains an Internet site at www.sec.gov that contains these reports and other information filed electronically. We make available free of charge through our website our Code of Business Conduct and Ethics and our reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Our website addresses are www.forwardair.com and www.forwardairsolutions.com. Our goal is to maintain our website as a portal through which investors can easily find or navigate to pertinent information about us. The information provided on the website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

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

We have grown through acquisitions, and we intend to pursue opportunities to expand our business by acquiring other companies in the future. Acquisitions involve risks, including those relating to:

•	identification of appropriate acquisition candidates;

•	negotiation of acquisitions on favorable terms and valuations;

•	integration of acquired businesses and personnel;

•	implementation of proper business and accounting controls;

•	ability to obtain financing, at favorable terms or at all;

•	diversion of management attention;

•	retention of employees and customers;

•	unexpected liabilities;

•	potential erosion of operating profits as new acquisitions may be unable to achieve profitability comparable with our core airport-to-airport business; and

•	detrimental issues not discovered during due diligence.

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

We have $22.1 million of recorded net definite-lived intangible assets on our consolidated balance sheet at December 31, 2012.  Our definite-lived intangible assets primarily represent the value of customer relationships and non-compete agreements that were recorded in conjunction with our various acquisitions.  We review our long-lived assets, such as our definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Impairment is recognized on these assets when the sum of undiscounted estimated cash flows expected to result from the use of the asset is less than the carrying value.  If such measurement indicates an impairment, we would be required to record a non-cash impairment charge to our consolidated statement of comprehensive income in the amount that the carrying value of these assets exceed the estimated fair value of the assets.

We also have recorded goodwill of $43.3 million on our consolidated balance sheet at December 31, 2012.  Goodwill is assessed for impairment annually (or more frequently if circumstances indicate possible impairment) for each of our reporting units.  This assessment includes comparing the fair value of each reporting unit to the carrying value of the assets assigned to each reporting unit.  If the carrying value of the reporting unit was to exceed our estimated fair value of the reporting unit, we would then be required to estimate the fair value of the individual assets and liabilities within the reporting unit to ascertain the amount of fair value of goodwill and any potential impairment.  If we determine that our fair value of goodwill is less than the related book value, we could be required to record a non-cash impairment charge to our consolidated statement of comprehensive income, which could have a material adverse effect on our earnings.

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

We depend on owner-operators for most of our transportation needs. In 2012, owner-operators provided 59.8% of our purchased transportation. Competition for owner-operators is intense, and sometimes there are shortages of available owner-operators. In addition, we need a large number of freight handlers to operate our business efficiently. During periods of low unemployment in the areas where our terminals are located, we may have difficulty hiring and retaining a sufficient number of freight handlers. If we have difficulty attracting and retaining enough qualified owner-operators or freight handlers, we may be forced to increase wages and benefits, which would increase our operating costs. This difficulty may also impede our ability to maintain our delivery schedules, which could make our service less competitive and force us to curtail our planned growth. If our labor costs increase, we may be unable to offset the increased labor costs by increasing rates without adversely affecting our business. As a result, our profitability may be reduced.

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

In addition, as global warming issues become more prevalent, federal and local governments and our customers are beginning to respond to these issues. This increased focus on sustainability may result in new regulations and customer requirements that could negatively affect us. This could cause us to incur additional direct costs or to make changes to our operations in order to comply with any new regulations and customer requirements, as well as increased indirect costs or loss of revenue resulting from, among other things, our customers incurring additional compliance costs that affect our costs and revenues. We could also lose revenue if our customers divert business from us because we have not complied with their sustainability requirements. These costs, changes and loss of revenue could have a material adverse affect on our business, financial condition and results of operations.

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

We own the majority of trailers we use to move freight through our networks. Substantially all of our trailers are 53’ long, some of which have specialized roller bed equipment required to serve air cargo industry customers. At December 31, 2012, we had 2,746 owned trailers in our fleet with an average age of approximately 5.7 years.  In addition, at December 31, 2012, we also had 54 leased trailers in our fleet.

At December 31, 2012, we had 389 owned tractors and straight trucks in our fleet, with an average age of approximately 4.8 years.  In addition, at December 31, 2012, we also had 35 leased tractors and straight trucks in our fleet.

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

2012	High	Low	Dividends
First Quarter	$37.39	$31.78	$0.07
Second Quarter	37.12	30.17	0.07
Third Quarter	36.66	30.28	0.10
Fourth Quarter	35.09	29.65	0.10

2011	High	Low	Dividends
First Quarter	$32.30	$26.34	$0.07
Second Quarter	35.53	29.76	0.07
Third Quarter	36.32	23.70	0.07
Fourth Quarter	34.19	24.10	0.07

There were approximately 442 shareholders of record of our Common Stock as of January 15, 2013.

Subsequent to December 31, 2012, our Board of Directors declared a cash dividend of $0.10 per share that will be paid in the first quarter of 2013. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

There are no material restrictions on our ability to declare dividends.

None of our securities were sold during fiscal year 2012 without registration under the Securities Act.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2012 with respect to shares of our Common Stock that may be issued under existing equity compensation plans, the 1999 Stock Option and Incentive Plan (the “1999 Plan”), the Amended and Restated Stock Option and Incentive Plan (“1999 Amended Plan”), the Non-Employee Director Stock Option Plan (the “NED Plan”), the 2000 Non-Employee Director Award (the “2000 NED Award”), the 2005 Employee Stock Purchase Plan (the “ESPP”) and the Amended and Restated Non-Employee Director Stock Plan (the “Amended Plan”).  Our shareholders have approved each of these plans.

Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued upon Exercise or Vesting of Outstanding/Unvested Shares, Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
		(a)	(b)
Equity Compensation Plans Approved by Shareholders	3,189,542	$26	2,202,531
Equity Compensation Plans Not Approved by Shareholders	—	—	—
Total	3,189,542	$26	2,202,531

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

(b)	Includes shares available for future issuance under the ESPP. As of December 31, 2012, an aggregate of 421,122 shares of Common Stock were available for issuance under the ESPP.

 Stock Performance Graph

The following graph compares the percentage change in the cumulative shareholder return on our Common Stock with The NASDAQ Trucking and Transportation Stocks Index and The NASDAQ Global Select Stock Market™ Index commencing on the last trading day of December 2007 and ending on the last trading day of December 2012. The graph assumes a base investment of $100 made on December 31, 2007 and the respective returns assume reinvestment of all dividends. The comparisons in this graph are required by the SEC and, therefore, are not intended to forecast or necessarily be indicative of any future return on our Common Stock.

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

Forward Air Corporation
Nasdaq Trucking and Transportation Stocks Index
Nasdaq Global Select Stock Market Index
120
110
100
90
80
70
60
2007
2008
2009
2010
2011
2012

	2007	2008	2009	2010	2011	2012
Forward Air Corporation	$100	$77	$80	$90	$102	$111
Nasdaq Trucking and Transportation Stocks Index	100	70	73	96	81	85
Nasdaq Global Select Stock Market Index	100	60	87	102	100	116

Issuer Purchases of Equity Securities

No shares of our Common Stock were repurchased by the Company during the year ended December 31, 2012.

Item 6.        Selected Financial Data

The following table sets forth our selected financial data. The selected financial data should be read in conjunction with our consolidated financial statements and notes thereto, included elsewhere in this report.

	Year ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2012	2011	2010	2009	2008
	(In thousands, except per share data)
Income Statement Data:
Operating revenue	$584,446	$536,402	$483,939	$417,410	$474,436
Income from operations	83,532	77,110	53,739	18,550	70,285
Operating margin (1)	14.3%	14.4%	11.1%	4.4%	14.8%

Net income	52,668	47,199	32,036	9,802	42,542
Net income per share:
Basic	$1.82	$1.62	$1.11	$0.34	$1.48
Diluted	$1.78	$1.60	$1.10	$0.34	$1.47

Cash dividends declared per common share	$0.34	$0.28	$0.28	$0.28	$0.28

Balance Sheet Data (at end of period):
Total assets	$399,187	$341,151	$348,796	$316,730	$307,527
Long-term obligations, net of current portion
	58	333	50,883	52,169	53,035
Shareholders' equity	351,671	286,902	256,086	224,507	216,434

(1) Income from operations as a percentage of operating revenue

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Executive Summary

Our operations can be broadly classified into two principal segments:  Forward Air and FASI.

Through our Forward Air segment, we are a leading provider of time-definite surface transportation and related logistics services to the North American expedited ground freight market. We offer our customers local pick-up and delivery (Forward Air Complete™) and scheduled surface transportation of cargo as a cost-effective, reliable alternative to air transportation. We transport cargo that must be delivered at a specific time, but is less time-sensitive than traditional air freight. This type of cargo is frequently referred to in the transportation industry as deferred air freight. We operate our Forward Air segment through a network of terminals located on or near airports in 87 cities in the United States and Canada, including a central sorting facility in Columbus, Ohio and 12 regional hubs serving key markets.  We also offer our customers an array of logistics and other services including: TLX; warehousing; customs brokerage; and shipment consolidation, deconsolidation and handling.

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

Trends and Developments

Results from Operations

During the year ended December 31, 2012, we experienced a 8.9% and 8.3% increase in our consolidated revenues and income from operations, respectively, compared to the year ended December 31, 2011. Forward Air revenue and income from operations increased 8.0% and 6.5%, respectively.  Forward Air revenue increases were driven by the airport-to-airport and logistics service lines. Airport-to-airport increased primarily on higher utilization of Forward Air Complete™ ("Complete") and increases in our price per pound. Our airport-to-airport price per pound increased on general rate increases initiated in September 2012 and June 2011. Volumes or tonnage shipped through our airport-to-airport business increased 2.5% in 2012 compared to 2011, but volume gains were mainly in the first half of 2012 as volumes were down slightly year-over-year in the second half of 2012. The logistics revenue increase was attributable to higher TLX revenue on an increase in miles driven partially offset by a decline in our TLX revenue per mile.

FASI revenue increased 16.1% during the year ended December 31, 2012 compared to the year ended December 31, 2011.  In conjunction with the revenue growth, FASI's income from operations improved $1.4 million and over 200%, from $0.6 million in 2011 to $2.0 million during 2012. The increase in revenue and the corresponding increase in operating income was the result of new business wins in the fourth quarters of 2012 and 2011.

Our net fuel surcharge revenue is the result of our fuel surcharge rates, which are set weekly using the national average for diesel price per gallon, and the tonnage transiting our network. For the majority of 2012 higher diesel prices and improved volumes did combine to increase our net fuel surcharge revenue by 5.0% during the year end December 31, 2012 compared to the year ended December 31, 2011.

Goodwill

In accordance with our accounting policy, we conducted our annual impairment assessments and tests of goodwill for each reporting unit as of June 30, 2012 and no impairment charges were required. As of December 31, 2012, the carrying value of goodwill related to the Forward Air and FASI segments was $37.9 million and $5.4 million, respectively. Based on our qualitative assessment of Forward Air we believed it was more likely than not that the fair value of the reporting unit continued to exceed the reporting unit's carrying value. During the second quarter of 2012, we prepared an estimation of the FASI reporting unit's fair value. The estimation of fair value related to the impairment test for goodwill is particularly sensitive to projected financial information used in the calculations. Our FASI segment is currently facing the challenges of building, expanding and diversifying its revenue base. If FASI's efforts are significantly delayed, future estimates of projected financial information may be reduced, and we may be required to record an impairment charge against the carrying value of FASI's goodwill.

Results of Operations

The following table sets forth our historical financial data for the years ended December 31, 2012 and 2011 (in millions):

	Year ended
	December 31,	December 31,		Percent
	2012	2011	Change	Change
Operating revenue	$584.4	$536.4	$48.0	8.9%
Operating expenses:
Purchased transportation	252.7	223.0	29.7	13.3
Salaries, wages, and employee benefits	135.0	130.7	4.3	3.3
Operating leases	28.0	27.1	0.9	3.3
Depreciation and amortization	21.1	21.0	0.1	0.5
Insurance and claims	11.3	8.8	2.5	28.4
Fuel expense	10.0	10.0	—	—
Other operating expenses	42.8	38.7	4.1	10.6
Total operating expenses	500.9	459.3	41.6	9.1
Income from operations	83.5	77.1	6.4	8.3
Other income (expense):
Interest expense	(0.4)	(0.6)	0.2	(33.3)
Other, net	—	0.1	(0.1)	(100.0)
Total other expense	(0.4)	(0.5)	0.1	(20.0)
Income before income taxes	83.1	76.6	6.5	8.5
Income taxes	30.4	29.4	1.0	3.4
Net income	$52.7	$47.2	$5.5	11.7%

The following table sets forth our historical financial data by segment for the years ended December 31, 2012 and 2011 (in millions):

	Year ended
	December 31,	Percent of	December 31,	Percent of		Percent
	2012	Revenue	2011	Revenue	Change	Change
Operating revenue
Forward Air	$501.7	85.9%	$464.5	86.6%	$37.2	8.0%
FASI	85.0	14.5	73.2	13.6	11.8	16.1
Intercompany eliminations	(2.3)	(0.4)	(1.3)	(0.2)	(1.0)	76.9
Total	584.4	100.0	536.4	100.0	48.0	8.9

Purchased transportation
Forward Air	231.4	46.1	206.0	44.4	25.4	12.3
FASI	23.3	27.4	18.2	24.9	5.1	28.0
Intercompany eliminations	(2.0)	87.0	(1.2)	92.3	(0.8)	66.7
Total	252.7	43.3	223.0	41.6	29.7	13.3

Salaries, wages and employee benefits
Forward Air	103.1	20.6	101.3	21.8	1.8	1.8
FASI	31.9	37.5	29.4	40.2	2.5	8.5
Total	135.0	23.1	130.7	24.4	4.3	3.3

Operating leases
Forward Air	20.4	4.1	19.7	4.2	0.7	3.6
FASI	7.6	9.0	7.4	10.1	0.2	2.7
Total	28.0	4.8	27.1	5.0	0.9	3.3

Depreciation and amortization
Forward Air	16.4	3.3	16.8	3.6	(0.4)	(2.4)
FASI	4.7	5.5	4.2	5.7	0.5	11.9
Total	21.1	3.6	21.0	3.9	0.1	0.5

Insurance and claims
Forward Air	8.9	1.8	7.2	1.6	1.7	23.6
FASI	2.4	2.8	1.6	2.2	0.8	50.0
Total	11.3	1.9	8.8	1.6	2.5	28.4

Fuel expense
Forward Air	4.2	0.8	4.4	0.9	(0.2)	(4.5)
FASI	5.8	6.8	5.6	7.6	0.2	3.6
Total	10.0	1.7	10.0	1.9	—	—

Other operating expenses
Forward Air	35.8	7.1	32.6	7.0	3.2	9.8
FASI	7.3	8.6	6.2	8.5	1.1	17.7
Intercompany eliminations	(0.3)	13.0	(0.1)	7.7	(0.2)	200.0
Total	42.8	7.3	38.7	7.2	4.1	10.6

Income from operations
Forward Air	81.5	16.2	76.5	16.5	5.0	6.5
FASI	2.0	2.4	0.6	0.8	1.4	233.3
Total	$83.5	14.3%	$77.1	14.4%	$6.4	8.3%

The following table presents the components of the Forward Air segment’s operating revenue and purchased transportation for the years ended December 31, 2012 and 2011 (in millions):

		Percent of		Percent of		Percent
	2012	Revenue	2011	Revenue	Change	Change
Forward Air revenue
Airport-to-airport	$391.2	78.0%	$362.1	78.0%	$29.1	8.0%
Logistics	84.2	16.8	74.7	16.1	9.5	12.7
Other	26.3	5.2	27.7	5.9	(1.4)	(5.1)
Total	$501.7	100.0%	$464.5	100.0%	$37.2	8.0%

Forward Air purchased transportation
Airport-to-airport	$160.7	41.1%	$143.0	39.5%	$17.7	12.4%
Logistics	63.5	75.4	56.2	75.2	7.3	13.0
Other	7.2	27.4	6.8	24.5	0.4	5.9
Total	$231.4	46.1%	$206.0	44.4%	$25.4	12.3%

Year ended December 31, 2012 compared to Year ended December 31, 2011

Revenues

Operating revenue increased by $48.0 million, or 8.9%, to $584.4 million for the year ended December 31, 2012 from $536.4 million for the year ended December 31, 2011.

Forward Air

Forward Air operating revenue increased $37.2 million, or 8.0%, to $501.7 million from $464.5 million, accounting for 85.9% of consolidated operating revenue for the year ended December 31, 2012. Airport-to-airport revenue, which is the largest component of our consolidated operating revenue, increased $29.1 million, or 8.0%, to $391.2 million from $362.1 million, accounting for 78.0% of the segment’s operating revenue during the years ended December 31, 2012 and 2011.  An increase in tonnage and our base revenue per pound, excluding net fuel surcharge revenue and Forward Air Complete™ (“Complete”) revenue, accounted for $13.1 million of the increase in airport-to-airport revenue. Our airport-to-airport business is priced on a per pound basis and the average revenue per pound, excluding the impact of fuel surcharges and Complete, increased 1.9% for the year ended December 31, 2012 versus the year ended December 31, 2011. Tonnage that transited our network increased by 2.5% during the year ended December 31, 2012 compared with the year ended December 31, 2011.  Average base revenue per pound increased as a result of general rate increases implemented in September 2012 and June 2011.  The remaining increase in airport-to-airport revenue is the result of increased net fuel surcharge revenue and Complete pick-up and delivery revenue.  Net fuel surcharge revenue increased $2.6 million, or 8.3%, during the year ended December 31, 2012 as compared to the year ended December 31, 2011 as a result of higher average fuel prices and increased overall business volumes.  Complete pick-up and delivery revenue increased $13.4 million, or 34.1%, during the year ended December 31, 2012 compared to 2011.  The increase in Complete revenue is attributable to an increased attachment rate of the Complete service to our standard airport-to-airport service to 23.1% in 2012 compared to 15.5% in 2011 and the overall improvement in airport-to-airport tonnage volumes during the year ended December 31, 2012 compared to the year ended December 31, 2011.

Logistics revenue, which is primarily TLX and priced on a per mile basis, increased $9.5 million, or 12.7%, to $84.2 million for the year ended December 31, 2012 from $74.7 million for the year ended December 31, 2011.  TLX revenue increased $9.4 million year-over-year as miles driven to support our TLX revenue increased 14.7%, but the mileage increase was partially offset by a 0.8% decline in TLX average revenue per mile.  The change in miles and average revenue per mile is mainly attributable to a change in customer mix.  The remaining $0.1 million increase in Logistics revenue was attributable to other non-mileage based services.

Other revenue, which includes warehousing services and terminal handling, accounts for the final component of Forward Air operating revenue. Other revenue decreased $1.4 million, or 5.1%, to $26.3 million during the year ended December 31, 2012 from $27.7 million during the year ended December 31, 2011.  The decrease in revenue was primarily due to ceasing certain dedicated local pick up and delivery services in the fourth quarter of 2011.

FASI

FASI operating revenue increased $11.8 million, or 16.1%, to $85.0 million for the year ended December 31, 2012 from $73.2 million for the year ended December 31, 2011.  The increase in revenue was mostly attributable to new business wins for new and previously existing customers. Approximately $1.7 million of the new business was from new customers, including non-specialty retailers. Another $2.3 million of revenue was attributable to truckload direct to store business for a previously existing customer that started in the fourth quarter of 2011. The remainder of the FASI revenue increase was attributable to higher volumes as well as new market wins from existing customers.

Intercompany Eliminations

Intercompany eliminations increased $1.0 million, or 76.9%, to $2.3 million during the year ended December 31, 2012 from $1.3 million during the year ended December 31, 2011.   The intercompany eliminations are the result of truckload, airport-to-airport and handling services Forward Air provided to FASI.  FASI also provided cartage and handling services to Forward Air.

Purchased Transportation

Purchased transportation increased by $29.7 million, or 13.3%, to $252.7 million for the year ended December 31, 2012 from $223.0 million for the year ended December 31, 2011.  As a percentage of total operating revenue, purchased transportation was 43.3% during the year ended December 31, 2012 compared to 41.6% for the year ended December 31, 2011.

Forward Air

Forward Air’s purchased transportation increased by $25.4 million, or 12.3%, to $231.4 million for the year ended December 31, 2012 from $206.0 million for the year ended December 31, 2011. The increase in purchased transportation is primarily attributable to an increase of approximately 8.2% in miles driven and a 3.8% increase in the total cost per mile for the year ended December 31, 2012 versus the year ended December 31, 2011. As a percentage of segment operating revenue, Forward Air purchased transportation was 46.1% during the year ended December 31, 2012 compared to 44.4% for the year ended December 31, 2011.

Purchased transportation costs for our airport-to-airport network increased $17.7 million, or 12.4%, to $160.7 million for the year ended December 31, 2012 from $143.0 million for the year ended December 31, 2011.  For the year ended December 31, 2012, purchased transportation for our airport-to-airport network increased to 41.1% of airport-to-airport revenue from 39.5% for the year ended December 31, 2011.  The $17.7 million increase is partially attributable to a 5.4% increase in miles driven by our network of owner-operators or third party transportation providers in addition to a 1.2% increase in cost per mile paid to our network of owner-operators or third party transportation providers.  The increase in miles increased purchased transportation by $6.3 million while the increase in cost per mile increased purchased transportation $1.5 million.  Miles driven by our network of owner-operators or third party transportation providers increased in conjunction with the tonnage increase discussed above and a shift in our customer mix. The 1.2% increase in airport-to-airport cost per mile was mostly the result of increased utilization of more costly third party transportation providers as opposed to our network of owner-operators and increased rates paid to third party transportation providers and our network of owner operators. The increase in the rates paid to third party transportation providers and our network of owner operators was largely attributable to a shift in business and customer mix and the impact of these changes on the routes driven.  The remaining increase was attributable to a $9.9 million increase in third party transportation costs associated with the increased Complete volumes discussed above.

Purchased transportation costs for our logistics revenue increased $7.3 million, or 13.0%, to $63.5 million for the year ended December 31, 2012 from $56.2 million for the year ended December 31, 2011. For the year ended December 31, 2012, logistics’ purchased transportation costs represented 75.4% of logistics revenue versus 75.2% for the year ended December 31, 2011. The increase in logistics’ purchased transportation was largely attributable to a $7.2 million, or 13.9%, increase in TLX purchased transportation.  Miles driven to support our TLX revenue increased 14.7% but the cost per mile decreased 0.7% year-over-year.   The improvement in the cost per mile was the result of increased utilization of our network of owner-operators, as opposed to more costly third party transportation providers. Other non-mileage based logistics' purchased transportation costs increased $0.1 million in 2012 compared to 2011.

     Purchased transportation costs related to our other revenue increased $0.4 million, or 5.9%, to $7.2 million for the year ended December 31, 2012 from $6.8 million for the year ended December 31, 2011. Other purchased transportation costs as a percentage of other revenue increased to 27.4% of other revenue for the year ended December 31, 2012 from 24.5% for the year ended December 31, 2011.  The increase in other purchased transportation costs as a percentage of revenue is primarily attributable to the cessation of certain, dedicated local pick up and delivery business in the fourth quarter of 2011. This business was primarily serviced by Company-employed drivers so revenues were reduced without a corresponding decrease in other purchased transportation. Also, contributing to the increase as a percentage of revenue was the adverse impact on other terminal revenue of the slowing airport-to-airport tonnage growth during the second half of 2012 compared to the same period in 2011. Further, certain new airport-to-airport linehaul business required the use of local pick-up and delivery services. This new business required us to incur other purchased transportation costs without direct corresponding other revenue.

FASI

FASI purchased transportation increased $5.1 million, or 28.0%, to $23.3 million for the year ended December 31, 2012 from $18.2 million for the year ended December 31, 2011.  FASI purchased transportation as a percentage of revenue was 27.4% for the year ended December 31, 2012 compared to 24.9% for the year ended December 31, 2011.  The increase in FASI purchased transportation in total dollars and as a percentage of revenue was attributable to our continued efforts to convert from Company-employed drivers to owner-operators and certain new business having an increased linehaul component which increased the utilization of owner-operators and third-party transportation providers.

Intercompany Eliminations

Intercompany eliminations increased $0.8 million, or 66.7%, to $2.0 million during the year ended December 31, 2012 from $1.2 million during the year ended December 31, 2011.  The intercompany eliminations are the result of truckload and airport-to-airport services Forward Air provided to FASI during the year end December 31, 2012.  FASI also provided cartage services to Forward Air.

Salaries, Wages, and Benefits

Salaries, wages and employee benefits increased $4.3 million, or 3.3%, to $135.0 million for the year ended December 31, 2012 from $130.7 million for the year ended December 31, 2011.  As a percentage of total operating revenue, salaries, wages and employee benefits was 23.1% during the year ended December 31, 2012 compared to 24.4% in December 31, 2011.

Forward Air

Salaries, wages and employee benefits of Forward Air increased by $1.8 million, or 1.8%, to $103.1 million for the year ended December 31, 2012 from $101.3 million for the year ended December 31, 2011.  Salaries, wages and employee benefits were 20.6% of Forward Air’s operating revenue for the year ended December 31, 2012 compared to 21.8% for the year ended December 31, 2011.  The increase in salaries, wages and employee benefits in total dollars is attributable to a $4.1 million increase in employee wages and benefits net of a $2.3 million decrease in employee incentive expense. Employee wages and benefits increased in conjunction with the revenue volume increases discussed previously. The decrease in employee incentives was largely due to failures to meet revenue and operating income goals during 2012. The improvement as a percentage of revenue is attributable to the increase in revenue outpacing the increase in salaries, wages and employee benefits.

FASI

Salaries, wages and employee benefits of FASI increased by $2.5 million, or 8.5%, to $31.9 million for the year ended December 31, 2012 from $29.4 million for the year ended December 31, 2011.  As a percentage of FASI operating revenue, salaries, wages and benefits decreased to 37.5% for the year ended December 31, 2012 compared to 40.2% for the year ended December 31, 2011.  FASI salaries, wages and employee benefits are higher as a percentage of operating revenue than our Forward Air segment, as a larger percentage of the transportation services are performed by Company-employed drivers.  The increase in salaries, wages and employee benefits in total dollars is due to increased wages and benefits for terminal employees, which increased in conjunction with the revenue volume increases discussed previously. Approximately 0.9% of the the improvement in salaries, wages and employee benefits as a percentage of revenue is the result of certain new business being primarily linehaul based and requiring no significant salaries, wages and benefits. Also, during 2012 we continued our efforts to shift, wherever feasible, from Company-employed drivers to owner-operators or third party transportation providers. As a result we reduced pay to Company-employed drivers by 0.7% as a percentage of revenue. The remaining improvement as a percentage of revenue is the increase in revenue outpacing the increase in salaries, wages and employee benefits.

Operating Leases

Operating leases increased by $0.9 million, or 3.3%, to $28.0 million for the year ended December 31, 2012 from $27.1 million in the year ended December 31, 2011.  Operating leases, the largest component of which is facility rent, were 4.8% of consolidated operating revenue for the year ended December 31, 2012 compared with 5.0% for the year ended December 31, 2011.

Forward Air

Operating leases increased $0.7 million, or 3.6%, to $20.4 million for the year ended December 31, 2012 from $19.7 million for the year ended December 31, 2011.  Operating leases were 4.1% of Forward Air’s operating revenue for the year ended December 31, 2012 compared with 4.2% for the year ended December 31, 2011.  The $0.7 million increase was the result of a $0.4 million increase in facility rent and $0.3 million increase in trailer rentals. Facility rent increased due to new or renewed lease agreements that become effective during 2012. Trailer rentals increased $0.2 million on trailer rentals associated with our non-mileage based Logistics operations and $0.1 million to provide additional capacity in support of the higher revenue volumes discussed above.

FASI

Operating leases increased $0.2 million, or 2.7%, to $7.6 million for the year ended December 31, 2012 from $7.4 million for the year ended December 31, 2011.  Operating leases were 9.0% of FASI operating revenue for the year ended December 31, 2012 compared with 10.1% for the year ended December 31, 2011.  The $0.2 million increase was attributable to increased trailer rentals in conjunction with the higher revenue volumes discussed above.

Depreciation and Amortization

Depreciation and amortization increased $0.1 million, or 0.5%, to $21.1 million for the year ended December 31, 2012 from $21.0 million for the year ended December 31, 2011.  Depreciation and amortization was 3.6% of consolidated operating revenue for the year ended December 31, 2012 compared with 3.9% for the year ended December 31, 2011.

Forward Air

Depreciation and amortization decreased $0.4 million, or 2.4%, to $16.4 million for the year ended December 31, 2012 from $16.8 million for the year ended December 31, 2011.  Depreciation and amortization expense as a percentage of Forward Air operating revenue was 3.3% in the year ended December 31, 2012 compared to 3.6% for the year ended December 31, 2011.  Depreciation decreased year-over-year as certain internally developed software and older trailers became fully depreciated, but these decreases were partially offset by depreciation on new trailers purchased during 2012.

FASI

Depreciation and amortization increased $0.5 million, or 11.9%, to $4.7 million for the year ended December 31, 2012 from $4.2 million for the year ended December 31, 2011.  Depreciation and amortization expense as a percentage of FASI operating revenue was 5.5% for the year ended December 31, 2012 compared to 5.7% for the year ended December 31, 2011.  The increase in FASI depreciation and amortization is largely due to new vehicles and terminal conveyor equipment purchased during 2012.

Insurance and Claims

Insurance and claims expense increased $2.5 million, or 28.4%, to $11.3 million for the year ended December 31, 2012 from $8.8 million for the year ended December 31, 2011.  Insurance and claims was 1.9% of consolidated operating revenue during 2012 compared with 1.6% in 2011.

Forward Air

Forward Air insurance and claims expense increased $1.7 million, or 23.6%, to $8.9 million for the year ended December 31, 2012 from $7.2 million for the year ended December 31, 2011.  Insurance and claims as a percentage of Forward Air’s operating revenue was 1.8% in the year ended December 31, 2012 compared to 1.6% for the year ended December 31, 2011. The increase in Forward Air insurance and claims was driven by a $0.7 million increase in cargo claims, a $0.8 million increase in vehicle accident repairs and a $0.4 million increase in professional fees associated with litigating vehicle accident claims. These increases were offset by a $0.2 million reduction in reserves for accident claims.

FASI

FASI insurance and claims increased $0.8 million to $2.4 million for the year ended December 31, 2012 from $1.6 million for the year ended December 31, 2011. As a percentage of operating revenue, insurance and claims was 2.8% for the year ended December 31, 2012 compared to 2.2% for the year ended December 31, 2011. The increase in FASI insurance and claims was largely attributable to a $0.5 million increase in cargo claims primarily from our specialty retail customers, a $0.2 million increase in vehicle accident repairs and $0.1 million increase in reserves for accident claims.

Fuel Expense

Fuel expense was $10.0 million in the year ended December 31, 2012 and 2011.  Fuel expense was 1.7% of consolidated operating revenue for the year ended December 31, 2012 compared to 1.9% for the year ended December 31, 2011.

Forward Air

Forward Air fuel expense decreased $0.2 million, or 4.5%, to $4.2 million for the year ended December 31, 2012 from $4.4 million in the year ended December 31, 2011.  Fuel expense was 0.8% of Forward Air’s operating revenue for the years ended December 31, 2012 compared to 0.9% for the year ended December 31, 2011. The decrease in fuel expense resulted from the cessation of certain dedicated local pick up and delivery services in the fourth quarter of 2011 which was performed mostly by Company-owned vehicles. This decrease was partially offset by increased average fuel prices.

FASI

FASI fuel expense increased $0.2 million, or 3.6%, to $5.8 million for the year ended December 31, 2012 from $5.6 million for the year ended December 31, 2011.  Fuel expenses were 6.8% of FASI operating revenue during the year ended December 31, 2012 compared to 7.6% for the year ended December 31, 2011.  FASI fuel expense is significantly higher as a percentage of operating revenue than Forward Air’s fuel expense, as FASI utilizes a higher ratio of Company-employed drivers and Company-owned or leased vehicles in its operations than Forward Air.  The increase in FASI fuel expense was mostly the result of increased Company miles associated with the higher business volumes discussed previously and changes in average fuel prices.

Other Operating Expenses

Other operating expenses increased $4.1 million, or 10.6%, to $42.8 million for the year ended December 31, 2012 from $38.7 million for the year ended December 31, 2011.  Other operating expenses were 7.3% of consolidated operating revenue for the year ended December 31, 2012 compared with 7.2% for the year ended December 31, 2011.

Forward Air

Forward Air other operating expenses increased $3.2 million, or 9.8%, to $35.8 million for the year ended December 31, 2012 from $32.6 million for the year ended December 31, 2011.  Forward Air other operating expenses were 7.1% of operating revenue for the year ended December 31, 2012 compared to 7.0% for the year ended December 31, 2011.  The increase in other operating expenses in total dollars is attributable to increased variable costs, such as vehicle maintenance and dock and terminal supplies, during the year ended December 31, 2012 compared to the year end December 31, 2011. The increase in other operating expenses as a percentage of revenue during 2012 compared to 2011 was attributable to a $0.4 million, or 0.1% as a percentage of revenue, increase in reserves for bad debts.

FASI

FASI other operating expenses increased $1.1 million, or 17.7%, to $7.3 million for the year ended December 31, 2012 compared to $6.2 million for the year ended December 31, 2011.  FASI other operating expenses were 8.6% of operating revenue for the year ended December 31, 2012 compared to 8.5% for the year ended December 31, 2011.  The increase in FASI's other operating expenses is partially attributable to increases in variable dock and maintenance costs in conjunction with the increased revenue volumes discussed previously. Also, contributing to the increase in total dollars and as a percentage of revenue, was $0.2 million incurred for the implementation of certain strategic initiatives during the first quarter of 2012.

Intercompany Eliminations

Intercompany eliminations were $0.3 million during the year ended December 31, 2012 compared to $0.1 million for the year ended December 31, 2011. The intercompany eliminations are for agent station services Forward Air and FASI provided one another during the years ended December 31, 2012 and 2011.

Income from Operations

Income from operations increased by $6.4 million, or 8.3%, to $83.5 million for the year ended December 31, 2012 compared with $77.1 million for the year ended December 31, 2011.  Income from operations was 14.3% of consolidated operating revenue for the year ended December 31, 2012 compared with 14.4% for the year ended December 31, 2011.

Forward Air

Forward Air income from operations increased by $5.0 million, or 6.5%, to $81.5 million for the year ended December 31, 2012 compared with $76.5 million for the year ended December 31, 2011.   Forward Air’s income from operations was 16.2% of operating revenue for the year ended December 31, 2012 compared with 16.5% for the year ended December 31, 2011.  The increase in income from operations was primarily the result of the increased revenue discussed previously. The 0.3% decline in operating income as a percentage of revenue was due to the increases in insurance and claims and purchased transportation partially offset by the leverage on fixed costs obtained from the increase in Forward Air revenue.

FASI

FASI income from operations improved by $1.4 million to $2.0 million for the year ended December 31, 2012 from $0.6 million for the year ended December 31, 2011.  FASI income from operations was 2.4% of operating revenue for the year ended December 31, 2012 compared 0.8% of operating revenue for the year ended December 31, 2011.  The improvement in FASI’s results from operations was primarily attributable to higher revenue volumes associated with new business wins partially offset by increased cargo claims and costs incurred to implement strategic initiatives.

Interest Expense

Interest expense was $0.4 million for the year ended December 31, 2012 and decreased $0.2 million, or 33.3%, from $0.6 million for the year ended December 31, 2011. Decrease in interest expense was primarily attributable to the maturity of capital lease arrangements and the corresponding decrease in associated interest expense.

Other, Net

Other, net decreased $0.1 million from $0.1 million for the year ended December 31, 2011. Decline is due to declining interest rates on our cash accounts and lower average cash on hand during 2012.

Provision for Income Taxes

The combined federal and state effective tax rate for the year ended December 31, 2012 was 36.7% compared to an effective rate of 38.4% for the year ended December 31, 2011.  The decrease in our effective tax rate is attributable to federal refunds we have received and accrued for prior years resulting from a change in an income tax reporting position.

Net Income

As a result of the foregoing factors, net income increased by $5.5 million, or 11.7%, to $52.7 million for the year ended December 31, 2012 compared to $47.2 million for the year ended December 31, 2011.

Results of Operations

The following table sets forth our historical financial data for the years ended December 31, 2011 and 2010 (in millions):

	Year ended
	December 31,	December 31,		Percent
	2011	2010	Change	Change
Operating revenue	$536.4	$483.9	$52.5	10.8%
Operating expenses:
Purchased transportation	223.0	201.4	21.6	10.7
Salaries, wages, and employee benefits	130.7	129.1	1.6	1.2
Operating leases	27.1	26.3	0.8	3.0
Depreciation and amortization	21.0	20.4	0.6	2.9
Insurance and claims	8.8	8.4	0.4	4.8
Fuel expense	10.0	8.5	1.5	17.6
Other operating expenses	38.7	36.1	2.6	7.2
Total operating expenses	459.3	430.2	29.1	6.8
Income from operations	77.1	53.7	23.4	43.6
Other income (expense):
Interest expense	(0.6)	(0.7)	0.1	(14.3)
Other, net	0.1	0.1	—	—
Total other expense	(0.5)	(0.6)	0.1	(16.7)
Income before income taxes	76.6	53.1	23.5	44.3
Income taxes	29.4	21.1	8.3	39.3
Net income	$47.2	$32.0	$15.2	47.5%

The following table sets forth our historical financial data by segment for the years ended December 31, 2011 and 2010 (in millions):

	Year ended
	December 31,	Percent of	December 31,	Percent of		Percent
	2011	Revenue	2010	Revenue	Change	Change
Operating revenue
Forward Air	$464.5	86.6%	$412.9	85.3%	$51.6	12.5%
FASI	73.2	13.6	72.5	15.0	0.7	1.0
Intercompany eliminations	(1.3)	(0.2)	(1.5)	(0.3)	0.2	(13.3)
Total	536.4	100.0	483.9	100.0	52.5	10.8

Purchased transportation
Forward Air	206	44.4	185.8	45.0	20.2	10.9
FASI	18.2	24.9	16.9	23.3	1.3	7.7
Intercompany eliminations	(1.2)	92.3	(1.3)	86.7	0.1	(7.7)
Total	223	41.6	201.4	41.6	21.6	10.7

Salaries, wages and employee benefits
Forward Air	101.3	21.8	98.3	23.8	3	3.1
FASI	29.4	40.2	30.8	42.5	(1.4)	(4.5)
Total	130.7	24.4	129.1	26.7	1.6	1.2

Operating leases
Forward Air	19.7	4.2	18.6	4.5	1.1	5.9
FASI	7.4	10.1	7.7	10.6	(0.3)	(3.9)
Total	27.1	5.0	26.3	5.4	0.8	3.0

Depreciation and amortization
Forward Air	16.8	3.6	16.5	4.0	0.3	1.8
FASI	4.2	5.7	3.9	5.4	0.3	7.7
Total	21	3.9	20.4	4.2	0.6	2.9

Insurance and claims
Forward Air	7.2	1.6	6.2	1.5	1.0	16.1
FASI	1.6	2.2	2.2	3.0	(0.6)	(27.3)
Total	8.8	1.6	8.4	1.7	0.4	4.8

Fuel expense
Forward Air	4.4	0.9	3.8	0.9	0.6	15.8
FASI	5.6	7.6	4.7	6.5	0.9	19.1
Total	10	1.9	8.5	1.8	1.5	17.6

Other operating expenses
Forward Air	32.6	7.0	29.8	7.2	2.8	9.4
FASI	6.2	8.5	6.5	9.0	(0.3)	(4.6)
Intercompany eliminations	(0.1)	7.7	(0.2)	13.3	0.1	(50.0)
Total	38.7	7.2	36.1	7.5	2.6	7.2

Income (loss) from operations
Forward Air	76.5	16.5	53.9	13.1	22.6	41.9
FASI	0.6	0.8	(0.2)	(0.3)	0.8	(400.0)
Total	$77.1	14.4%	$53.7	11.1%	$23.4	43.6%

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

FASI

Operating leases decreased $0.3 million, or 3.9%, to $7.4 million for the year ended December 31, 2011 from $7.7 million for the year ended December 31, 2010.  Operating leases were 10.1% of FASI's operating revenue for the year ended December 31, 2011 compared with 10.6% for the year ended December 31, 2010.  The $0.3 million decrease was attributable to lower facility rent and reduced costs for leased tractors and vehicles. Office rent decreased $0.1 million due to a full year of rent savings on the consolidation of over-lapping facilities with Forward Air. Leased tractors and vehicles declined $0.2 million as leased equipment was replaced with either owner-operator units or Company-owned units.

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

Forward Air

Forward Air fuel expense increased $0.6 million, or 15.8%, to $4.4 million for the year ended December 31, 2011 from $3.8 million in the year ended December 31, 2010.  Fuel expense was 0.9% of Forward Air’s operating revenue for the years ended December 31, 2011 and 2010. The increase in total dollars is attributable to increased mileage activity as well as increased average fuel prices during the year ended December 31, 2011 compared to the year ended December 31, 2010.

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

FASI

FASI results from operations improved by $0.8 million to $0.6 million of income from operations for the year ended December 31, 2011 from a loss from operations of $0.2 million for the year ended December 31, 2010.  FASI's income from operations was 0.8% of operating revenue for the year ended December 31, 2011 compared with the loss from operations being 0.3% of operating revenue for the year ended December 31, 2010.  The improvement in FASI’s results from operations was primarily driven by lower health and workers’ compensation losses, the discontinuance of low yield business and continuing efforts to improve operating efficiencies and control variable and controllable costs such as cargo claims.

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

Allowance for Revenue Adjustments

Our allowance for revenue adjustments consists of amounts reserved for billing rate changes that are not captured upon load initiation. These adjustments generally arise: (i) when the sales department contemporaneously grants small rate changes (“spot quotes”) to customers that differ from the standard rates in the system; (ii) when freight requires dimensionalization or is reweighed resulting in a different required rate; (iii) when billing errors occur; and (iv) when data entry errors occur. When appropriate, permanent rate changes are initiated and reflected in the system. We monitor the manual revenue adjustments closely through the employment of various controls that are in place to ensure that revenue recognition is not compromised and that fraud does not occur. During 2012, average revenue adjustments per month were approximately $0.2 million, on average revenue per month of approximately $48.7 million (less than 1.0% of monthly revenue). In order to estimate the allowance for revenue adjustments related to ending accounts receivable, we prepare an analysis that considers average monthly revenue adjustments and the average lag for identifying and quantifying these revenue adjustments. Based on this analysis, we establish an allowance for approximately 40-80 days (dependent upon experience in the preceding twelve months) of average revenue adjustments, adjusted for rebates and billing errors. The lag is periodically adjusted based on actual historical experience. Additionally, the average amount of revenue adjustments per month can vary in relation to the level of sales or based on other factors (such as personnel issues that could result in excessive manual errors or in excessive spot quotes being granted). Both of these significant assumptions are continually evaluated for validity.

Self-Insurance Loss Reserves

Given the nature of our operating environment, we are subject to vehicle and general liability, workers' compensation and employee health insurance claims. To mitigate a portion of these risks, we maintain insurance for individual vehicle and general liability claims exceeding $0.5 million and workers' compensation claims and employee health insurance claims exceeding approximately $0.3 million, except in Ohio, where we are a qualified self-insured entity with an approximately $0.4 million self-insured retention. The amount of self-insurance loss reserves and loss adjustment expenses is determined based on an estimation process that uses information obtained from both company-specific and industry data, as well as general economic information. The estimation process for self-insurance loss exposure requires management to continuously monitor and evaluate the life cycle of claims. Using data obtained from this monitoring and our assumptions about the emerging trends, management develops information about the size of ultimate claims based on its historical experience and other available market information. The most significant assumptions used in the estimation process include determining the trend in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. We utilize semi-annual actuarial analysis to evaluate the open vehicle liability and workers' compensation claims and estimate the ongoing development exposure.

Changes in the inputs described above, such as claim life cycles, severity of claims and trends in loss costs, can result in material changes to our self-insurance loss reserves. Historically, significant changes in one assumption or changes in several assumptions have resulted in both increases and decreases to self-insurance loss reserves. Based on facts and circumstances one significant claim, such as a dock or vehicle accident, could result in an immediate increase in our self-insurance loss reserves of at least $0.3 million to $0.5 million, our self-insured retention limits. Significant facts and circumstances for a claim would involve the degree of injuries, whether fatalities occurred, the amount of property damage, the degree of our involvement and whether or not our employees or representatives followed our processes and procedures. However, changes in the above variables could also reduce our self-insurance loss reserves. For example, during the second quarter of 2012, we reduced our workers' compensation loss reserve by approximately $1.1 million as the result of improvements in our loss experience and in the severity of claims incurred over a certain period of time.

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

At December 31, 2012, we had state net operating loss carryforwards of $7.4 million for certain legal entities that will expire between 2013 and 2028.   The use of these state net operating losses is limited to the future taxable income of separate legal entities.  Based on expectations of future taxable income, management believes that it is more likely than not that the results of operations for the related legal entities will not generate sufficient taxable income to realize the net operating loss benefits for these state loss carryforwards.  As a result, a valuation allowance has been provided for these state loss carryforwards. The valuation allowance on these certain state loss carryforwards was approximately $0.3 million at December 31, 2012.

Valuation of Goodwill

We test our goodwill for impairment annually or more frequently if events or circumstances indicate impairment may exist. Examples of such events or circumstances could include a significant change in business climate or a loss of significant customers. We complete our annual analysis of our reporting units as of the last day of our second quarter, June 30th. We first consider our operating segment and related components in accordance with U.S. GAAP. Goodwill is allocated to reporting units that are expected to benefit from the business combinations generating the goodwill. We have two reporting units - Forward Air and FASI. In evaluating reporting units, we first assess qualitative factors to determine whether it is more likely than not that the fair value of either of its reporting units is less than its carrying amount, including goodwill. When performing the qualitative assessment, we consider the impact of factors including, but not limited to, macroeconomic and industry conditions, overall financial performance of each reporting unit, litigation and new legislation. If based on the qualitative assessments, we believe it is more likely than not that the fair value of either reporting unit is less than the reporting unit's carrying amount we will prepare an estimation of the respective reporting unit's fair value. If this estimation of fair value indicates that impairment potentially exists, we will then measure the amount of the impairment, if any. Goodwill impairment exists when the calculated implied fair value of goodwill is less than its carrying value.
We determine the fair value of our reporting units based on a combination of a market approach, which considers comparable companies, and the income approach, using a discounted cash flow model. Under the market approach, valuation multiples are derived based on a selection of comparable companies and applied to projected operating data for each reporting unit to arrive at an indication of fair value. Under the income approach, the discounted cash flow model determines fair value based on the present value of management prepared projected cash flows over a specific projection period and a residual value related to future cash flows beyond the projection period. Both values are discounted using a rate which reflects our best estimate of the weighted average cost of capital of a market participant, and is adjusted for appropriate risk factors. We believe the most sensitive estimate used in our income approach is the management prepared projected cash flows. Consequently, we perform sensitivity tests to ensure reductions of the present value of the projected cash flows by at least 10% would not adversely impact the results of the goodwill impairment tests. Historically, we have equally weighted the income and market approaches as we believed the quality and quantity of the collected information were approximately equal.
In 2012, based on our qualitative assessment we did not perform an estimation of Forward Air's fair value, but did perform a fair value estimation for FASI. In 2011, we performed a fair value calculation for Forward Air which indicated that the fair value of Forward Air exceeded the book value by almost 400.0%. Our 2012 calculations for FASI indicated that, as of June 30, 2012, the fair value of FASI exceeded their carrying value by approximately 28.0%. For our 2012 analysis the significant assumptions used for the income approach were 10 years of projected net cash flows, discount rate of 20.0% and a long-term growth rate of 5.0%. These estimates used to calculate the fair value of FASI change from year to year based on operating results, market conditions, and other factors. Changes in these estimates and assumptions could materially affect the determination of the reporting unit's fair value and goodwill impairment for the reporting unit. For example, during the first quarter of 2009, we determined there were indicators of potential impairment of the goodwill assigned to the FASI segment.  This determination was based on the continuing economic recession, declines in current market valuations, FASI operating losses in excess of expectations and reductions of projected net cash flows.  As a result, we performed an interim impairment test as of March 31, 2009.  Based on the results of the interim impairment test, we concluded that an impairment loss was probable and could be reasonably estimated.  Consequently, we recorded a goodwill impairment charge of $7.0 million related to the FASI segment during the first quarter of 2009.
Earnings estimated to be generated by our Forward Air segment are expected to continue supporting the $37.9 million carrying value of its goodwill. Our FASI segment is currently facing the challenges of building, expanding and diversifying its revenue base. If FASI's efforts are significantly delayed, future estimates of projected financial information may again be significantly reduced, and we may be required to record an impairment charge up to the $5.4 million carrying value of FASI's goodwill.

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

Stock options typically expire seven years from the grant date and vest ratably over a three-year period. The share-based compensation for stock options are recognized, net of estimated forfeitures, ratably over the requisite service period, or vesting period. Forfeitures were estimated based on our historical experience. We used the Black-Scholes option-pricing model to estimate the grant-date fair value of options granted. The following table contains the weighted-average assumptions used to estimate the fair value of options granted.  These assumptions are highly subjective and changes in these assumptions can materially affect the fair value estimate.

	December 31, 2012	December 31, 2011	December 31, 2010
Expected dividend yield	0.9%	1.0%	1.3%
Expected stock price volatility	46.6%	44.9%	45.7%
Weighted average risk-free interest rate	0.8%	2.4%	2.5%
Expected life of options (years)	4.2	4.6	4.5

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

We have also granted performance shares to key employees. Under the terms of the performance share agreements, on the third anniversary of the grant date, we will issue to the employees a calculated number of common stock shares based on the three year performance of our common stock share price as compared to the share price performance of a selected peer group. No shares may be issued if the share price performance outperforms 30% or less of the peer group, but the number of shares issued may be doubled if the share price performs better than 90% of the peer group. The share-based compensation for performance shares are recognized, net of estimated forfeitures, ratably over the requisite service period, or vesting period. The fair value of the performance shares was estimated using a Monte Carlo simulation. The following table contains the weighted-average assumptions used to estimate the fair value of performance shares granted.  These assumptions are highly subjective and changes in these assumptions can materially affect the fair value estimate.

	Year ended
	December 31, 2012	December 31, 2011
Expected stock price volatility	40.8%	47.7%
Weighted average risk-free interest rate	0.4%	1.4%

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

Net cash provided by operating activities totaled approximately $68.6 million for the year ended December 31, 2012 compared to approximately $77.0 million for the year ended December 31, 2011. The $8.4 million decrease in cash provided by operating activities is mainly attributable to increases in cash used for estimated tax payments, trade accounts payable and prepaid assets. Due to increases in our income from operations over recent years we had to increase our estimated federal and state income tax prepayments in 2012 by $12.5 million compared to 2011. The timing of payments associated with trade accounts payable and prepaid assets accounted for an additional $2.9 million increase in cash used for operations. These increases in cash used were partially offset by a $3.7 million increase in earnings after consideration of non-cash items and a $3.3 million increase in cash collected from accounts receivable.

Net cash provided by operating activities of $77.0 million for the year ended December 31, 2011 compared to approximately $54.0 million for the year ended December 31, 2010. The increase in cash provided by operating activities is mainly attributable to a $19.3 million increase in net earnings after consideration of non-cash items and a $5.0 million decrease in cash used to fund payables and other assets.  These sources of cash were offset by a $1.3 million reduction in cash provided by accounts receivable. The decrease in cash used to fund payables and other assets was primarily attributable to increased income taxes payable as current income tax expenses increased by a larger amount than our estimated tax payments.   The decrease in cash from accounts receivable is largely attributable to the increase in business volumes during the year ended December 31, 2011, resulting in revenues that were not collected until early 2012.

Net cash used in investing activities was approximately $20.7 million for the year ended December 31, 2012 compared with approximately $19.7 million used in investing activities during the year ended December 31, 2011. Investing activities during the years ended December 31, 2012 and 2011 consisted primarily of capital expenditures for new tractors, trailers and vehicles to replace aging units.  The $0.9 million and $1.3 million of proceeds from disposals of property and equipment for the years ended December 31, 2012 and 2011, respectively, were primarily from sales of older vehicles replaced by the 2012 and 2011 capital expenditures.

Net cash used in investing activities of $19.7 million for the year ended December 31, 2011 compared with approximately $13.9 million used in investing activities during the year ended December 31, 2010. The increase in cash used in investing activities from the year ended December 31, 2010 to the year ended December 31, 2011 was attributable to increased capital expenditures for new trailers and other rolling stock.

Net cash provided by financing activities totaled approximately $5.5 million for the year ended December 31, 2012 and increased $78.5 million compared with $73.0 million used in financing activities during the year ended December 31, 2011.  The increase in cash from financing activities is mainly attributable to the year ended December 31, 2011 including a $50.0 million payment on our line of credit and $26.1 million of common stock share repurchases. In addition, during the year ended December 31, 2012, cash received from the exercise of stock options increased $4.8 million compared to the year ended December 31, 2011. These increases from financing activities were partially offset by a $1.8 million increase in dividend payments. Dividends increased on new shares issued through stock option exercises and our Board of Directors during the third quarter of 2012 increasing the quarterly cash dividend from our historic $0.07 per share to $0.10 per share.

Net cash used in financing activities totaled $73.0 million for the year ended December 31, 2011 compared with approximately $7.6 million used in financing activities during the year ended December 31, 2010.  Cash used in financing activities for the year ended December 31, 2011 mainly included a $50.0 million payment on our line of credit, $26.1 million used for the repurchase of our common stock, $8.2 million used for our quarterly dividend payments and $0.6 million of scheduled capital lease payments.  The increase from the year ended December 31, 2010 to December 31, 2011 in cash used for financing activities is attributable to the payment on our line of credit and the repurchases of our shares during 2011. There was no comparable activity in 2010.  These 2011 uses of cash were partially offset by a $11.7 million increase in cash from the exercise of stock options and the related tax benefit compared to 2010.

In February 2012, we entered into a new $150.0 million credit facility. This facility has a term of five years and matures in February 2017. Interest rates for advances under the facility are LIBOR plus 1.1% based upon covenants related to total indebtedness to earnings (1.3% at December 31, 2012). The agreement contains certain covenants and restrictions related to new indebtedness, investment types and dispositions of property. None of the covenants are expected to significantly affect our operations or ability to pay dividends. No assets are pledged as collateral against the credit facility. As of December 31, 2012, we had no borrowings outstanding under the credit facility. At December 31, 2012, we had utilized $10.6 million of availability for outstanding letters of credit and had $139.4 million of available borrowing capacity under this credit facility.

     In July 2007, our Board of Directors approved a stock repurchase program (“Repurchase Plan”) for up to two million shares of our common stock. No shares were repurchased during the year ended December 31, 2012. During the year ended December 31, 2011, we repurchased 973,768 shares of common stock under the Repurchase Plan for $26.1 million, or an average cost of $26.80 per share. As of December 31, 2012, 815,059 shares remain that may be repurchased under the Repurchase Plan.

During the first and second quarters of 2012 and each quarter of 2011 and 2010, our Board of Directors declared a cash dividend of $0.07 per share of Common Stock. During the third and fourth quarter of 2012, our Board of Directors declared a cash dividend of $0.10 per share of Common Stock. We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by our Board of Directors.

We believe that our available cash, investments, expected cash generated from future operations and borrowings under the available credit facility will be sufficient to satisfy our anticipated cash needs for at least the next twelve months. However, we continue to evaluate and pursue acquisitions that can increase our penetration of a geographic area, add new customers, add new business verticals, increase freight volume and add new service offerings.  In addition, we expect to explore acquisitions that may enable us to offer additional services. Acquisitions may affect our short-term cash flow, liquidity and net income as we expend funds, potentially increase indebtedness and incur additional expenses.

Off-Balance Sheet Arrangements

At December 31, 2012, we had letters of credit outstanding from banks totaling $10.6 million required primarily by our workers’ compensation and vehicle liability insurance providers.

Contractual Obligations and Commercial Commitments

Our contractual obligations and other commercial commitments as of December 31, 2012 (in thousands) are summarized below:

Contractual Obligations	Payment Due Period
					2018 and
	Total	2013	2014-2015	2016-2017	Thereafter
Capital lease obligations	$344	$286	$58	$—	—
Equipment purchase commitments	24,987	24,987	—	—	—
Operating leases	71,894	19,371	31,751	15,049	5,723
Total contractual cash obligations	$97,225	$44,644	$31,809	$15,049	$5,723

Not included in the above table are reserves for unrecognized tax benefits and for self insurance claims of $0.3 million and $9.9 million, respectively. The equipment purchase commitments are for various trailers, vehicles and forklifts.  All of the above commitments are expected to be funded by cash on hand and cash flows from operations.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates principally to changes in interest rates and fuel prices. Our interest rate exposure relates principally to changes in interest rates for borrowings under our credit facility. The credit facility, for which no balance was outstanding at or during December 31, 2012, bears interest at variable rates. However, based on our average outstanding borrowings during 2011, a hypothetical increase in our credit facility borrowing rate of 150 basis points, or an increase in the total effective interest rate from 1.3% to 2.8%, would increase our annual interest expense by approximately $0.8 million and would have decreased our annual cash flow from operations by approximately $0.8 million.

Our only other debt is capital lease obligations totaling $0.3 million.  These lease obligations all bear interest at a fixed rate.  Accordingly, there is no exposure to market risk related to these capital lease obligations.

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

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2012.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-K has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.  Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the framework set forth by the Committee on Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment, we have concluded, as of December 31, 2012, that our internal control over financial reporting was effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements for the year ended December 31, 2012, has issued an attestation report on the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Forward Air Corporation

We have audited Forward Air Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Forward Air Corporation's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Forward Air Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Forward Air Corporation as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 of Forward Air Corporation and our report dated February 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Nashville, Tennessee
February 15, 2013

Item 9B.    Other Information

Not applicable.

Part III

Item 10.        Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K of the Securities Act and General Instruction G(3) to Form 10-K, the following information is included in Part I of this report. The ages listed below are as of December 31, 2012.

The following are our executive officers:

Name	Age	Position
Bruce A. Campbell	61	Chairman, President and Chief Executive Officer
Rodney L. Bell	50	Chief Financial Officer, Senior Vice President and Treasurer
Craig A. Drum	57	Senior Vice President, Sales
Matthew J. Jewell	46	Executive Vice President, Chief Legal Officer and Secretary
Chris C. Ruble	50	Executive Vice President, Operations

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

Other information required by this item with respect to our directors is incorporated herein by reference to our proxy statement for the 2013 Annual Meeting of Shareholders (the “2013 Proxy Statement”). The 2013 Proxy Statement will be filed with the SEC not later than 120 days subsequent to December 31, 2012.

Item 11.        Executive Compensation

The information required by this item is incorporated herein by reference to the 2013 Proxy Statement.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated herein by reference to the 2013 Proxy Statement.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the 2013 Proxy Statement.

Item 14.        Principle Accounting Fees and Services

The information required by this item is incorporated herein by reference to the 2013 Proxy Statement.

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

Forward Air Corporation

Date:	February 15, 2013	By:	/s/ Rodney L. Bell
Rodney L. Bell
Chief Financial Officer, Senior Vice President
and Treasurer (Principal Financial Officer)

		By:	/s/ Michael P. McLean
Michael P. McLean
Chief Accounting Officer, Vice President
and Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Bruce A. Campbell	Chairman, President and Chief Executive	February 15, 2013
Bruce A. Campbell	Officer (Principal Executive Officer)

/s/ Rodney L. Bell	Chief Financial Officer, Senior Vice President	February 15, 2013
Rodney L. Bell	and Treasurer ( Principal Financial Officer)

/s/ Michael P. McLean	Chief Accounting Officer, Vice President and	February 15, 2013
Michael P. McLean	Controller (Principal Accounting Officer)

/s/ Tracy A. Leinbach	Lead Director	February 15, 2013
Tracy A. Leinbach

/s/ Ron W. Allen	Director	February 15, 2013
Ron W. Allen

/s/ C. Robert Campbell	Director	February 15, 2013
C. Robert Campbell

/s/ C. John Langley, Jr.	Director	February 15, 2013
C. John Langley, Jr.

/s/ Larry D. Leinweber	Director	February 15, 2013
Larry D. Leinweber

/s/ G. Michael Lynch	Director	February 15, 2013
G. Michael Lynch

/s/ Ray A. Mundy	Director	February 15, 2013
Ray A. Mundy

/s/ Gary L. Paxton	Director	February 15, 2013
Gary L. Paxton

Annual Report on Form 10-K

Item 8, Item 15(a)(1) and (2), (a)(3), (b) and (c)

List of Financial Statements and Financial Statement Schedule

Financial Statements and Supplementary Data

Certain Exhibits

Financial Statement Schedule

Year Ended December 31, 2012

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Forward Air Corporation

We have audited the accompanying consolidated balance sheets of Forward Air Corporation, as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forward Air Corporation at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Forward Air Corporation's internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 15, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Nashville, Tennessee
February 15, 2013

Forward Air Corporation
Consolidated Balance Sheets
(Dollars in thousands)
	December 31, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$112,182	$58,801
Accounts receivable, less allowance of $1,444 in 2012 and $1,503 in 2011	75,262	70,922
Inventories	901	881
Prepaid expenses and other current assets	8,769	7,102
Deferred income taxes	1,282	2,011
Total current assets	198,396	139,717
Property and equipment:
Land	16,928	16,928
Buildings	65,727	65,457
Equipment	149,571	134,275
Leasehold improvements	5,973	5,778
Construction in progress	939	697
Total property and equipment	239,138	223,135
Less accumulated depreciation and amortization	105,581	93,267
Net property and equipment	133,557	129,868
Goodwill and other acquired intangibles:
Goodwill	43,332	43,332
Other acquired intangibles, net of accumulated amortization of $26,028 in 2012 and $21,462 in 2011	22,102	26,668
Total net goodwill and other acquired intangibles	65,434	70,000
Other assets	1,800	1,566
Total assets	$399,187	$341,151

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Balance Sheets (Continued)
(Dollars in thousands)
	December 31, 2012	December 31, 2011
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$11,168	$12,392
Accrued payroll and related items	5,623	7,739
Insurance and claims accruals	5,475	4,806
Payables to owner-operators	3,978	3,197
Collections on behalf of customers	457	473
Other accrued expenses	943	385
Income taxes payable	—	4,386
Current portion of capital lease obligations	276	552
Total current liabilities	27,920	33,930
Capital lease obligations, less current portion	58	333
Other long-term liabilities	7,098	8,860
Deferred income taxes	12,440	11,126
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, $0.01 par value: Authorized shares - 5,000,000; no shares issued	—	—
Common stock, $0.01 par value: Authorized shares - 50,000,000; issued and outstanding shares - 29,194,761 in 2012 and 28,553,286 in 2011	292	285
Additional paid-in capital	64,644	42,212
Retained earnings	286,735	244,405
Total shareholders’ equity	351,671	286,902
Total liabilities and shareholders’ equity	$399,187	$341,151

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Statements of Comprehensive Income
(In thousands, except per share data)
	Year ended
	December 31, 2012	December 31, 2011	December 31, 2010
Operating revenue:
Forward Air
Airport-to-airport	$390,697	$361,630	$321,702
Logistics	83,787	74,394	64,935
Other	26,137	27,640	25,130
Forward Air Solutions
Pool distribution	83,825	72,738	72,172
Total operating revenue	584,446	536,402	483,939

Operating expenses:
Purchased transportation
Forward Air
Airport-to-airport	160,065	142,705	129,111
Logistics	63,203	56,259	50,225
Other	7,241	6,681	6,288
Forward Air Solutions
Pool distribution	22,211	17,355	15,747
Total purchased transportation	252,720	223,000	201,371
Salaries, wages and employee benefits	135,006	130,651	129,108
Operating leases	27,989	27,122	26,252
Depreciation and amortization	21,021	20,993	20,450
Insurance and claims	11,309	8,798	8,425
Fuel expense	10,038	10,041	8,461
Other operating expenses	42,831	38,687	36,133
Total operating expenses	500,914	459,292	430,200
Income from operations	83,532	77,110	53,739

Other income (expense):
Interest expense	(391)	(619)	(730)
Other, net	14	74	90
Total other expense	(377)	(545)	(640)
Income before income taxes	83,155	76,565	53,099
Income taxes	30,487	29,366	21,063
Net income and comprehensive income	$52,668	$47,199	$32,036

Net income per share:
Basic	$1.82	$1.62	$1.11
Diluted	$1.78	$1.60	$1.10
Weighted average shares outstanding:
Basic	28,967	29,052	28,984
Diluted	29,536	29,435	29,111

Dividends per share:	$0.34	$0.28	$0.28

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Statements of Shareholders' Equity
(In thousands, except per share data)
	Common Stock			Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2009	28,950	$290		$16,631	$207,586	$224,507
Net income and comprehensive income for 2010	—	—		—	32,036	32,036
Exercise of stock options	46	—		991	—	991
Common stock issued under employee stock purchase plan	8	—		195	—	195
Share-based compensation	—	—		6,284	—	6,284
Dividends ($0.28 per share)	—	—		5	(8,126)	(8,121)
Vesting of previously non-vested shares	27	—		—	—	—
Income tax benefit from stock options exercised	—	—		194	—	194
Balance at December 31, 2010	29,031	290		24,300	231,496	256,086
Net income and comprehensive income for 2011	—	—		—	47,199	47,199
Exercise of stock options	473	5		10,941	—	10,946
Common stock issued under employee stock purchase plan	9	—		248	—	248
Share-based compensation	—	—		5,971	—	5,971
Dividends ($0.28 per share)	—	—		5	(8,199)	(8,194)
Share repurchases	(974)	(10)		—	(26,091)	(26,101)
Vesting of previously non-vested shares	14	—		—	—	—
Income tax benefit from stock options exercised	—	—		747	—	747
Balance at December 31, 2011	28,553	$285		$42,212	$244,405	$286,902
Net income and comprehensive income for 2012	—	—		—	52,668	52,668
Exercise of stock options	582	6		15,734	—	15,740
Common stock issued under employee stock purchase plan	9	—		259	—	259
Share-based compensation	—	—		6,050	—	6,050
Dividends ($0.34 per share)	—	—		5	(9,952)	(9,947)
Cash settlement of share-based awards for minimum tax withholdings	(11)	—	—	—	(386)	(386)
Share repurchases	—	—		—	—	—
Vesting of previously non-vested shares	62	1		(1)	—	—
Income tax benefit from stock options exercised	—	—		385	—	385
Balance at December 31, 2012	29,195	$292		$64,644	$286,735	$351,671

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Statements of Cash Flows
(In thousands)
	Year ended
	December 31, 2012	December 31, 2011	December 31, 2010
Operating activities:
Net income	$52,668	$47,199	$32,036
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	21,021	20,993	20,450
Share-based compensation	6,050	5,971	6,284
Loss (gain) on disposal of property and equipment	318	(82)	(570)
Provision for loss (recovery) on receivables	199	(217)	(52)
Provision for revenue adjustments	2,003	1,951	1,589
Deferred income taxes	2,043	5,148	1,436
Tax benefit for stock options exercised	(385)	(747)	(194)
Changes in operating assets and liabilities
Accounts receivable	(6,542)	(9,893)	(8,580)
Prepaid expenses and other current assets	(1,331)	(1,757)	(40)
Accounts payable and accrued expenses	(3,477)	3,825	3,022
Income taxes	(3,981)	4,568	(1,386)
Net cash provided by operating activities	68,586	76,959	53,995

Investing activities:
Proceeds from disposal of property and equipment	911	1,267	1,482
Purchases of property and equipment	(21,353)	(21,216)	(15,148)
Other	(263)	278	(224)
Net cash used in investing activities	(20,705)	(19,671)	(13,890)

Financing activities:
Payments of debt and capital lease obligations	(551)	(637)	(895)
Payments on line of credit	—	(50,000)	—
Proceeds from exercise of stock options	15,740	10,946	991
Payments of cash dividends	(9,947)	(8,194)	(8,121)
Repurchase of common stock (repurchase program)	—	(26,101)	—
Common stock issued under employee stock purchase plan	259	248	195
Cash settlement of share-based awards for minimum tax withholdings	(386)	—	—
Tax benefit for stock options exercised	385	747	194
Net cash provided by (used in) financing activities	5,500	(72,991)	(7,636)
Net increase (decrease) in cash	53,381	(15,703)	32,469
Cash at beginning of year	58,801	74,504	42,035
Cash at end of year	$112,182	$58,801	$74,504

The accompanying notes are an integral part of the consolidated financial statements

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2012
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

Allowance for Revenue Adjustments

The Company’s allowance for revenue adjustments consists of amounts reserved for billing rate changes that are not captured upon load initiation. These adjustments generally arise: (1) when the sales department contemporaneously grants small rate changes (“spot quotes”) to customers that differ from the standard rates in the system; (2) when freight requires dimensionalization or is reweighed resulting in a different required rate; (3) when billing errors occur; and (4) when data entry errors occur. When appropriate, permanent rate changes are initiated and reflected in the system. The Company monitors the manual revenue adjustments closely through the employment of various controls that are in place to ensure that revenue recognition is not compromised and that fraud does not occur. During 2012, average revenue adjustments per month were approximately $167 on average revenue per month of approximately $48,704 (less than 1.0% of monthly revenue). In order to estimate the allowance for revenue adjustments related to ending accounts receivable, the Company prepares an analysis that considers average monthly

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2012
(In thousands, except share and per share data)

revenue adjustments and the average lag for identifying and quantifying these revenue adjustments. Based on this analysis, the Company establishes an allowance covering approximately 40-80 days (dependent upon experience in the last twelve months) of average revenue adjustments, adjusted for rebates and billing errors. The lag is periodically adjusted based on actual historical experience. Additionally, the average amount of revenue adjustments per month can vary in relation to the level of sales or based on other factors (such as personnel issues that could result in excessive manual errors or in excessive spot quotes being granted). Both of these significant assumptions are continually evaluated for validity.

Self-Insurance Loss Reserves

Given the nature of the Company’s operating environment, the Company is subject to vehicle and general liability, workers’ compensation and employee health insurance claims. To mitigate a portion of these risks, the Company maintains insurance for individual vehicle and general liability claims exceeding $500 and workers’ compensation claims and employee health insurance claims exceeding $250, except in Ohio, where for workers’ compensation we are a qualified self-insured entity with a $350 self-insured retention. The amount of self-insurance loss reserves and loss adjustment expenses is determined based on an estimation process that uses information obtained from both company-specific and industry data, as well as general economic information. The estimation process for self-insurance loss exposure requires management to continuously monitor and evaluate the life cycle of claims. Using data obtained from this monitoring and the Company’s assumptions about the emerging trends, management develops information about the size of ultimate claims based on its historical experience and other available market information. The most significant assumptions used in the estimation process include determining the trend in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. The Company utilizes a semi-annual actuarial analyses to evaluate open claims and estimate the ongoing development exposure.

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

See discussions of concentrations of credit risk in Note 9.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash and cash equivalents.

Inventories

Inventories of tires, replacement parts, supplies, and fuel for equipment are stated at the lower of cost or market utilizing the FIFO (first-in, first-out) method of determining cost. Inventories of tires and replacement parts are not material in the aggregate. Replacement parts are expensed when placed in service, while tires are capitalized and amortized over their expected life. Replacement parts and tires are included as a component of other operating expenses in the consolidated statements of comprehensive income.

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
December 31, 2012
(In thousands, except share and per share data)

Buildings	30-40 years
Equipment	3-10 years
Leasehold improvements	Lesser of Useful Life or Initial Lease Term

Depreciation expense for each of the three years ended December 31, 2012, 2011 and 2010 was $16,455, $16,402 and $15,860, respectively.

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

Software Development

Costs related to software developed or acquired for internal use are expensed or capitalized based on the applicable stage of software development and any capitalized costs are amortized over their estimated useful life.  The Company typically uses a five-year straight line amortization for the capitalized amounts of software development costs.  At December 31, 2012 and 2011 the Company had $10,389 and $9,273, respectively, of capitalized software development costs included in property and equipment.  Accumulated amortization on these assets was $6,436 and $5,336 at December 31, 2012 and 2011, respectively.  Included in depreciation expense is amortization of capitalized software development costs.  Amortization of capitalized software development for the years ended December 31, 2012, 2011 and 2010 was $1,100, $1,447 and $1,301 respectively.  As of December 31, 2012 the estimated amortization expense for the next five years of capitalized software development costs is as follows:

2013	$1,116
2014	1,052
2015	836
2016	535
2017	241
Total	$3,780

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2012
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

Net Income Per Share

The Company calculates net income per share in accordance with the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, Earnings per Share (the “FASB Codification 260”).  Under the FASB Codification 260, basic net income per share excludes any dilutive effects of options, warrants and convertible securities. Diluted net income per share includes any dilutive effects of options, non-vested shares and performance shares, and uses the treasury stock method in calculating dilution.

Share-Based Payments

The Company’s general practice has been to make a single annual grant of share-based compensation to key employees and to generally make other grants only in connection with new employment or promotions.  In addition, the Company makes annual grants to non-employee directors in conjunction with their annual election to our Board of Directors or at the time of their appointment to the Board of Directors.  For employees, the Company has granted stock options, non-vested shares and performance shares.  For non-employee directors, the Company issued non-vested shares during the years ended December 31, 2012, 2011 and 2010.

Stock options typically expire seven years from the grant date and vest ratably over a three-year period. The share-based compensation for stock options is recognized, net of estimated forfeitures, ratably over the requisite service period, or vesting period. Based on the Company’s historical experience, forfeitures have been estimated. The Company uses the Black-Scholes option-pricing model to estimate the grant-date fair value of options granted.  The following table contains the weighted-average assumptions used to estimate the fair value of options granted.  These assumptions are highly subjective and changes in these assumptions can materially affect the fair value estimate.

	December 31, 2012	December 31, 2011	December 31, 2010
Expected dividend yield	0.9%	1.0%	1.3%
Expected stock price volatility	46.6%	44.9%	45.7%
Weighted average risk-free interest rate	0.8%	2.4%	2.5%
Expected life of options (years)	4.2	4.6	4.5

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

The fair value of the performance shares was estimated using a Monte Carlo simulation. The share-based compensation for performance shares are recognized, net of estimated forfeitures, ratably over the requisite service period, or vesting period. The following table contains the weighted-average assumptions used to estimate the fair value of performance shares granted.  These assumptions are highly subjective and changes in these assumptions can materially affect the fair value estimate.

	Year ended
	December 31, 2012	December 31, 2011
Expected stock price volatility	40.8%	47.7%
Weighted average risk-free interest rate	0.4%	1.4%

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2012
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

As of December 31, 2012, the carrying value of goodwill related to the Forward Air and FASI segments is as follows:

		Accumulated
	Goodwill	Impairment	Net
Forward Air	$37,926	$—	$37,926
FASI	12,359	(6,953)	5,406
Total, December 31, 2012	$50,285	$(6,953)	$43,332

There were no changes in the carrying amount of goodwill during the years ended December 31, 2012, 2011 and 2010.  All goodwill is deductible for tax purposes.

Through acquisitions between 2005 and 2008, the Company acquired customer relationships and non-compete agreements of $46,350 and $1,780, respectively, having weighted-average useful lives of 11.4 and 5.6 years, respectively.  Amortization expense on acquired customer relationships and non-compete agreements for each of the three years ended December 31, 2012, 2011 and 2010 was $4,566, $4,591 and $4,590, respectively.

The estimated amortization expense for the next five years on definite-lived intangible assets as of December 31, 2012 is as follows:

	2013	2014	2015	2016	2017
Customer relationships	$4,255	$4,067	$3,261	$2,730	$2,614
Non-compete agreements	24	20	20	20	12
Total	$4,279	$4,087	$3,281	$2,750	$2,626

Additionally, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is recognized on assets classified as held and used when

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2012
(In thousands, except share and per share data)

the sum of undiscounted estimated cash flows expected to result from the use of the asset is less than the carrying value. If such measurement indicates a possible impairment, the estimated fair value of the asset is compared to its net book value to measure the impairment charge, if any.

3.        Debt and Capital Lease Obligations

Credit Facilities

In February 2012, the Company entered into a new $150,000 credit facility. This facility has a term of five years and matures in February 2017. Interest rates for advances under the facility are LIBOR plus 1.1% based upon covenants related to total indebtedness to earnings (1.3% at December 31, 2012). The agreement contains certain covenants and restrictions related to new indebtedness, investment types and dispositions of property. None of the covenants are expected to significantly affect the Company's operations or ability to pay dividends. No assets are pledged as collateral against the credit facility. As of December 31, 2012, the Company had no borrowings outstanding under the credit facility. At December 31, 2012, the Company had utilized $10,556 of availability for outstanding letters of credit and had $139,444 of available borrowing capacity outstanding under the credit facility.

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

Property and equipment include the following amounts for assets under capital leases:

	December 31, 2012	December 31, 2011
Equipment	$1,402	$1,402
Accumulated amortization	(1,322)	(1,078)
	$80	$324

Amortization of assets under capital leases is included in depreciation and amortization expense.

Future minimum payments, by year and in the aggregate, under non-cancelable capital leases with initial or remaining terms of one year or more consist of the following at December 31, 2012:

2013	$286
2014	58
Total	344
Less amounts representing interest	10
Present value of net minimum lease payments (including current portion of $276)	$334

Interest Payments

Interest payments during 2012, 2011 and 2010 were $365, $563 and $718, respectively.  No interest was capitalized during the years ended December 31, 2012, 2011 and 2010.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2012
(In thousands, except share and per share data)

4.        Shareholders' Equity, Stock Options and Net Income per Share

Preferred Stock

There are 5,000,000 shares of preferred stock with a par value of $0.01 authorized, but no shares have been issued to date.

Cash Dividends

During the first and second quarters of 2012 and each quarter of 2011 and 2010, the Company’s Board of Directors declared a cash dividend of $0.07 per share of Common Stock. During the third and fourth quarter of 2012, the Company's Board of Directors declared a cash dividend of $0.10 per share of Common Stock. On February 8, 2013, the Company’s Board of Directors declared a $0.10 per share dividend that will be paid in the first quarter of 2013. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

Repurchase of Common Stock
In July 2007, our Board of Directors approved a stock repurchase program (“Repurchase Plan”) for up to 2,000,000 shares of our common stock. No shares were repurchased during the year ended December 31, 2012. During the year ended December 31, 2011, we repurchased 973,768 shares of common stock under the Repurchase Plan for $26,101, or $26.80 per share. As of December 31, 2012, 815,059 shares remain that may be repurchased under the Repurchase Plan.

Share-Based Compensation

The Company had previously reserved for issuance 4,500,000 common shares under the 1999 Stock Option and Incentive Plan (the “1999 Plan”). Options issued under the 1999 Plan have seven to ten-year terms and vested over a one to five year period.

In May 2008, with the approval of shareholders, the Company amended and restated the 1999 Stock Option and Incentive Plan (the “1999 Amended Plan”) to reserve for issuance an additional 3,000,000 common shares, increasing the total number of reserved common shares under the 1999 Amended Plan to 7,500,000. As of December 31, 2012, there were approximately 1,232,000 shares remaining available for grant.

Employee Activity - Options

The following tables summarize the Company’s employee stock option activity and related information for the years ended December 31, 2012, 2011 and 2010:

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2012
(In thousands, except share and per share data)

	2012		2011		2010
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
	(000)	Price	(000)	Price	(000)	Price

Outstanding at beginning of year	3,363	$26	3,702	$26	3,086	$26
Granted	94	37	117	29	664	22
Exercised	(570)	27	(451)	23	(35)	21
Forfeited	(13)	29	(5)	24	(13)	26
Outstanding at end of year	2,874	$26	3,363	$26	3,702	$26
Exercisable at end of year	2,487	$26	2,585	$27	2,475	$27
Weighted-average fair value of options granted during the year	$13		$11		$8
Aggregate intrinsic value for options exercised	$3,924		$3,771		$268
Average aggregate intrinsic value for options outstanding	$20,059
Average aggregate intrinsic value for exercisable options	$17,628

					Outstanding		Exercisable
				Weighted-	Weighted-		Weighted-
Range of			Number	Average	Average	Number	Average
Exercise			Outstanding	Remaining	Exercise	Exercisable	Exercise
Price			(000)	Contractual Life	Price	(000)	Price
$13.25	-	18.82	250	0.4	$14.97	250	$14.97
20.21	-	29.44	1,995	3.0	25.91	1,702	26.23
30.35	-	36.90	629	1.9	32.47	535	31.75
$13.25	-	36.90	2,874	2.5	$26.40	2,487	$26.29

	Year ended
	December 31, 2012	December 31, 2011	December 31, 2010
Shared-based compensation for options	$2,585	$3,981	$5,689
Tax benefit for option compensation	$713	$1,042	$1,707
Unrecognized compensation cost for options, net of estimated forfeitures	$1,461

Employee Activity – Non-vested shares

Non-vested share grants to employees vest ratably over a three-year period. The following tables summarize the Company's employee non-vested share activity and related information:

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2012
(In thousands, except share and per share data)

	Year ended
	2012		2011
		Weighted-		Weighted-
	Non-vested	Average	Non-vested	Average
	Shares	Grant Date	Shares	Grant Date
	(000)	Fair Value	(000)	Fair Value

Outstanding and non-vested at beginning of year	108	$29	—	$—
Granted	103	37	108	29
Vested	(36)	29	—	—
Forfeited	(7)	33	—	—
Outstanding and non-vested at end of year	168	$33	108	$29
Aggregate grant date fair value	$5,579		$3,076
Total fair value of shares vested during the year	$1,249		$—

	Year ended
	December 31, 2012	December 31, 2011
Shared-based compensation for non-vested shares	$2,039	$895
Tax benefit for non-vested share compensation	$785	$347
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$3,722

Employee Activity – Performance shares

In 2012 and 2011, the Company granted performance shares to key employees. Under the terms of the performance share agreements, on the third anniversary of the grant date, the Company will issue to the employees a calculated number of common stock shares based on the three year performance of the Company's common stock share price as compared to the share price performance of a selected peer group. No shares may be issued if the Company share price performance outperforms 30% or less of the peer group, but the number of shares issued may be doubled if the Company share price performs better than 90% of the peer group.

The following tables summarize the Company's employee performance share activity, assuming median share awards, and related information:

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2012
(In thousands, except share and per share data)

	Year ended
	2012		2011
		Weighted-		Weighted-
	Non-vested	Average	Non-vested	Average
	Shares	Grant Date	Shares	Grant Date
	(000)	Fair Value	(000)	Fair Value

Outstanding and non-vested at beginning of year	38	$30	—	$—
Granted	24	45	38	30
Vested	—	—	—	—
Forfeited	—	—	—	—
Outstanding and non-vested at end of year	62	$36	38	$30
Aggregate grant date fair value	$2,205		$1,132

	Year ended
	December 31, 2012	December 31, 2011
Shared-based compensation for performance shares	$699	$335
Tax benefit for performance share compensation	$269	$130
Unrecognized compensation cost for performance shares, net of estimated forfeitures	$1,171

Employee Activity – Employee Stock Purchase Plan

Under the ESPP at December 31, 2012, the Company is authorized to issue up to a remaining 421,122 shares of Common Stock to employees of the Company. For the years ended December 31, 2012, 2011 and 2010, participants under the plan purchased 8,846, 9,122 and 8,142 shares, respectively, at an average price of $29.26, $27.20 and $23.89 per share, respectively. The weighted-average fair value of each purchase right under the ESPP granted for the years ended December 31, 2012, 2011 and 2010, which is equal to the discount from the market value of the Common Stock at the end of each six month purchase period, was $4.47, $5.79 and $3.93 per share, respectively. Share-based compensation expense of $40, $53 and $32 was recognized in salaries, wages and employee benefits, during the years ended December 31, 2012, 2011 and 2010, respectively.

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

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2012
(In thousands, except share and per share data)

The following tables summarize the Company's non-employee non-vested share activity and related information:

	Year ended
	2012		2011		2010
	Non-vested		Non-vested		Non-vested
	Shares and	Weighted-	Shares and	Weighted-	Shares and	Weighted-
	Deferred	Average	Deferred	Average	Deferred	Average
	Stock Units	Grant Date	Stock Units	Grant Date	Stock Units	Grant Date
	(000)	Fair Value	(000)	Fair Value	(000)	Fair Value

Outstanding and non-vested at beginning of year	24	$33	19	$29	31	$18
Granted	20	32	24	33	19	$29
Vested	(24)	32	(19)	29	(31)	$18
Forfeited	—	—	—	—	—	$—
Outstanding and non-vested at end of year	20	$32	24	$33	19	$29
Aggregate grant date fair value	$640		$776		$560
Total fair value of shares vested during the year	$752		$615		$892

	Year ended
	December 31, 2012	December 31, 2011	December 31, 2010
Shared-based compensation for non-vested shares	$687	$707	$563
Tax benefit for non-vested share compensation	$264	$274	$226
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$224

Non-employee Directors - Options

In addition to the above activity, each May from 1995 to 2005, options were granted to the non-employee directors of the Company.  The options have terms of ten years and are fully exercisable.  The following table summarizes the Company’s non-employee stock option activity and related information for the years ended December 31, 2012, 2011 and 2010:

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2012
(In thousands, except share and per share data)

	2012		2011		2010
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
	(000)	Price	(000)	Price	(000)	Price

Outstanding at beginning of year	41	$21	63	$22	74	$22
Granted	—	—	—	—	—	—
Exercised	(12)	16	(22)	23	(11)	24
Forfeited	—	—	—	—	—	—
Outstanding and exercisable at end of year	29	$23	41	$21	63	$22
Aggregate intrinsic value for options exercised	$207		$202		$37
Average aggregate intrinsic value for options outstanding and exercisable	$302

At December 31, 2012, weighted average remaining contractual term for these options was 1.9 years.

Net Income per Share

The following table sets forth the computation of net income per basic and diluted share:

	2012	2011	2010
Numerator:
Numerator for basic and diluted net income per share	$52,668	$47,199	$32,036

Denominator:
Denominator for basic net income per share - weighted-average shares (in thousands)	28,967	29,052	28,984
Effect of dilutive stock options (in thousands)	492	333	127
Effect of dilutive performance shares (in thousands)	41	25	—
Effect of dilutive non-vested shares and deferred stock units (in thousands)	36	25	—
Denominator for diluted net income per share - adjusted weighted-average shares (in thousands)	29,536	29,435	29,111
Basic net income per share	$1.82	$1.62	$1.11
Diluted net income per share	$1.78	$1.60	$1.10

The number of instruments that could potentially dilute net income per basic share in the future, but that were not included in the computation of net income per diluted share because to do so would have been anti-dilutive for the periods presented, are as follows:

	2012	2011	2010
Anti-dilutive stock options (in thousands)	226	649	3,174
Anti-dilutive performance shares (in thousands)	22	—	—
Total anti-dilutive shares (in thousands)	248	649	3,174

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2012
(In thousands, except share and per share data)

5.        Income Taxes

The provision for income taxes consists of the following:

	2012	2011	2010
Current:
Federal	$24,981	$20,841	$16,816
State	3,462	3,175	2,811
	28,443	24,016	19,627
Deferred:
Federal	2,452	4,640	1,566
State	(408)	710	(130)
	2,044	5,350	1,436
	$30,487	$29,366	$21,063

The tax benefit associated with the exercise of stock options and the vesting of non-vested shares during the years ended December 31, 2012, 2011 and 2010 were $385, $747 and $194, respectively, and are reflected as an increase in additional paid-in capital in the accompanying consolidated statements of shareholders’ equity.

The historical income tax expense differs from the amounts computed by applying the federal statutory rate of 35.0% to income before income taxes as follows:

	2012	2011	2010
Tax expense at the statutory rate	$29,125	$26,798	$18,585
State income taxes, net of federal benefit	1,842	2,542	1,790
Qualified stock options	274	472	516
Meals and entertainment	172	207	186
Deferred tax asset valuation allowance	(39)	(17)	(124)
Federal income tax credits	(619)	(675)	—
Other	(268)	39	110
	$30,487	$29,366	$21,063

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2012
(In thousands, except share and per share data)

	December 31, 2012	December 31, 2011
Deferred tax assets:
Accrued expenses	$4,374	$5,711
Allowance for doubtful accounts	565	588
Non-compete agreements	3,288	2,779
Share-based compensation	6,471	6,326
Accruals for income tax contingencies	56	56
Impairment of goodwill and other intangible assets	1,170	1,501
Net operating loss carryforwards	319	343
Total deferred tax assets	16,243	17,304
Valuation allowance	(319)	(348)
Total deferred tax assets, net of valuation allowance	15,924	16,956
Deferred tax liabilities:
Tax over book depreciation	16,907	17,289
Prepaid expenses deductible when paid	2,202	1,868
Goodwill	7,973	6,914
Total deferred tax liabilities	27,082	26,071
Net deferred tax liabilities	$(11,158)	$(9,115)

The balance sheet classification of deferred income taxes is as follows:

	December 31, 2012	December 31, 2011
Current assets	$1,282	$2,011
Noncurrent liabilities	(12,440)	(11,126)
	$(11,158)	$(9,115)

Total income tax payments, net of refunds, during fiscal years 2012, 2011 and 2010 were $32,214, $19,891 and $20,944, respectively.

At December 31, 2012 and 2011, the Company had state net operating loss carryforwards of $7,376 and $8,163, respectively, that will expire between 2013 and 2028. The use of these state net operating losses is limited to the future taxable income of separate legal entities. Based on expectations of future taxable income, management believes that it is more likely than not that the results of operations for these separate legal entities will not generate sufficient taxable income to realize these net operating loss benefits for state loss carryforwards.  As a result, a valuation allowance has been provided for these state loss carryforwards. The valuation allowance on these state loss carryforwards increased $10 and $30 during 2012 and 2011.

The Company had also previously established a valuation allowance on the state portion of FASI’s net deferred tax assets.  This valuation allowance was established based on expectations of future taxable income as management believed that it was more likely than not that the results of FASI operations will not generate sufficient taxable income to realize the state benefit of the net deferred tax assets. During 2012, in conjunction with FASI having a net deferred tax liability the previous valuation allowance of $39 was removed. During 2012 and 2011, in conjunction with a decline in FASI's net deferred tax assets the related valuation allowance was reduced from $39 to $17, respectively.

Income Tax Contingencies

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various states and Canada. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2008.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2012
(In thousands, except share and per share data)

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

Liability for
Unrecognized Tax
Benefits
Balance at December 31, 2009	$642
Additions for tax positions of current year	41
Additions for tax positions of prior years	190
Reductions for settlement with state taxing authorities	(148)
Balance at December 31, 2010	725
Additions for tax positions of current year	75
Reductions for tax positions of prior years	(150)
Reductions for settlement with state taxing authorities	(169)
Balance at December 31, 2011	481
Reductions for settlement with state taxing authorities	(204)
Balance at December 31, 2012	$277

Included in the liability for unrecognized tax benefits at December 31, 2012 and December 31, 2011 are tax positions of $277 and $481, respectively, which represents tax positions where the realization of the ultimate benefit is uncertain and the disallowance of which would affect the Company’s annual effective income tax rate.

Included in the liability for unrecognized tax benefits at December 31, 2012 and December 31, 2011, are accrued penalties of $57.  The liability for unrecognized tax benefits at December 31, 2012 and December 31, 2011 also included accrued interest of $160 and $169, respectively.

6.        Operating Leases

The Company leases certain facilities under noncancellable operating leases that expire in various years through 2020. Certain leases may be renewed for periods varying from one to ten years.  Through acquisitions, the Company assumed several operating leases for tractors, straight trucks and trailers with original lease terms between three and six years.  These leases expire in various years through 2014 and may not be renewed beyond the original term.

Sublease rental income, was $813, $770 and $556 in 2012, 2011 and 2010, respectively.  In 2013, the Company expects to receive aggregate future minimum rental payments under noncancellable subleases of approximately $131.  Noncancellable subleases expire between 2013 and 2016.

Future minimum rental payments under noncancellable operating leases with initial or remaining terms in excess of one year consisted of the following at December 31, 2012:

2013	$19,371
2014	17,700
2015	14,051
2016	9,737
2017	5,312
Thereafter	5,723
Total	$71,894

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2012
(In thousands, except share and per share data)

7.        Commitments and Contingencies

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

As of December 31, 2012, the Company had commitments to purchase various trailers, vehicles and forklifts for approximately $24,987 during 2013.

8.        Employee Benefit Plan

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

Employer contributions vest 20.0% after two years of service and continue vesting 20.0% per year until fully vested. The Company’s matching contributions expensed in 2012, 2011 and 2010 were approximately $675, $626 and $548, respectively.

9.        Financial Instruments

Off Balance Sheet Risk

At December 31, 2012, the Company had letters of credit outstanding totaling $10,556.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company does not generally require collateral from its customers. Concentrations of credit risk with respect to trade accounts receivable on a consolidated basis are limited due to the large number of entities comprising the Company’s customer base and their dispersion across many different industries.  However, while not significant to the Company on a consolidated basis, three customers accounted for approximately 61.9% of FASI’s 2012 operating revenue.  Receivables from these three customers totaled approximately $4,379 at December 31, 2012.

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2012
(In thousands, except share and per share data)

Accounts receivable and accounts payable: The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair value based on their short-term nature.

The Company’s credit facility bears interest at LIBOR plus 1.1% based upon covenants related to total indebtedness to earnings.  Using interest rate quotes currently available in the market, the Company estimated the fair value of its outstanding capital lease obligations as follows:

	December 31, 2012		December 31, 2011
	Carrying Value	Fair Value	Carrying Value	Fair Value
Capital lease obligations	$334	$387	$885	$920

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

The following tables summarize segment information about net income and assets used by the chief operating decision maker of the Company in making decisions regarding allocation of assets and resources as of and for the years ended December 31, 2012, 2011 and 2010.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2012
(In thousands, except share and per share data)

Year ended December 31, 2012	Forward Air	FASI	Eliminations	Consolidated
External revenues	$500,621	$83,825	$—	$584,446
Intersegment revenues	1,116	1,152	(2,268)	—
Depreciation and amortization	16,356	4,665	—	21,021
Share-based compensation expense	5,857	193	—	6,050
Interest expense	369	22	—	391
Interest income	41	—	—	41
Income tax expense	30,053	434	—	30,487
Net income	51,127	1,541	—	52,668
Total assets	395,936	37,135	(33,884)	399,187
Capital expenditures	15,910	5,443	—	21,353

Year ended December 31, 2011	Forward Air	FASI	Eliminations	Consolidated
External revenues	$463,664	$72,738	$—	$536,402
Intersegment revenues	822	512	(1,334)	—
Depreciation and amortization	16,793	4,200	—	20,993
Share-based compensation expense	5,642	329	—	5,971
Interest expense	578	41	—	619
Interest income	165	—	—	165
Income tax expense	29,162	204	—	29,366
Net income	46,851	348	—	47,199
Total assets	342,109	39,244	(40,202)	341,151
Capital expenditures	18,250	2,966	—	21,216

Year ended December 31, 2010	Forward Air	FASI	Eliminations	Consolidated
External revenues	$411,767	$72,172	$—	$483,939
Intersegment revenues	1,168	311	(1,479)	—
Depreciation and amortization	16,496	3,954	—	20,450
Share-based compensation expense	5,896	388	—	6,284
Interest expense	671	59	—	730
Interest income	92	4	—	96
Income tax expense	20,769	294	—	21,063
Net income (loss)	32,580	(544)	—	32,036
Total assets	349,849	36,875	(37,928)	348,796
Capital expenditures	10,461	4,687	—	15,148

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2012
(In thousands, except share and per share data)

11.        Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2012 and 2011:

	2012
	March 31	June 30	September 30	December 31
Operating revenue	$137,081	$148,326	$143,514	$155,525
Income from operations	16,789	23,083	19,626	24,034
Net income	10,273	14,167	12,267	15,961

Net income per share:
Basic	$0.36	$0.49	$0.42	$0.55
Diluted	$0.35	$0.48	$0.41	$0.54

	2011
	March 31	June 30	September 30	December 31
Operating revenue	$120,201	$132,192	$135,749	$148,260
Income from operations	13,286	19,876	20,320	23,628
Net income	7,869	11,969	12,912	14,449

Net income per share:
Basic	$0.27	$0.41	$0.44	$0.51
Diluted	$0.27	$0.40	$0.44	$0.50

Forward Air Corporation
Schedule II — Valuation and Qualifying Accounts
(In thousands)

Col. A		Col. B	Col. C		Col. D		Col. E
		Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts Described	Deductions -Describe		Balance at End of Period
Year ended December 31, 2012
Allowance for doubtful accounts		$1,219	$199	$—	$269	(2)	$1,149
Allowance for revenue adjustments	(1)	284	2,003	—	1,992	(3)	295
Income tax valuation		348	(29)	—	—		319
		1,851	2,173	—	2,261		1,763
Year ended December 31, 2011
Allowance for doubtful accounts		$1,619	$(217)	$—	$183	(2)	$1,219
Allowance for revenue adjustments	(1)	377	1,951	—	2,044	(3)	284
Income tax valuation		335	13	—	—		348
		2,331	1,747	—	2,227		1,851
Year ended December 31, 2010
Allowance for doubtful accounts		$1,457	$(52)	$—	$(214)	(2)	$1,619
Allowance for revenue adjustments	(1)	462	1,589	—	1,674	(3)	377
Income tax valuation		459	(124)	—	—		335
		2,378	1,413	—	1,460		2,331

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

10.25	*
Form of Performance Share Agreement for performance shares granted in February 2011, under the registrant's Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed with the Securities and Exchange Commission on April 25, 2011 (File No. 0-22490))

10.26	*
Forward Air Corporation Executive Severance and Change in Control Plan, effective as of January 1, 2013 (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2012 (File No. 0-22490))

10.27	*
Forward Air Corporation Recoupment Policy, effective as of January 1, 2013 (incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2012 (File No. 0-22490))

10.28	*	2012 Annual Incentive Plan Clawback Agreement
10.29
Agreement of Purchase and Sale, dated as of July 10, 2006, among AMB Property II, L.P., Headlands Realty Corporation and Forward Air, Inc. (incorporated herein by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 filed with the Securities and Exchange Commission on August 4, 2006 (File No. 0-22490))

10.30
Agreement of Purchase and Sale, dated as of September 14, 2006, by and between Headlands Realty Corporation and Forward Air, Inc. (incorporated herein by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 filed with the Securities and Exchange Commission on November 3, 2006 (File No. 0-22490))

10.31
Asset Purchase Agreement dated November 26, 2007 by and among Forward Air Corporation, Black Hawk Freight Services, Inc. and the stockholders of Black Hawk Freight Services, Inc. (incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 30, 2007 (File No. 0-22490))

21.1
Subsidiaries of the registrant (incorporated herein by reference to Exhibit 21.1 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 filed with the Securities and Exchange Commission on February 24, 2012 (File No. 0-22490))

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