Form 10-Q
period 2013-03-31
FORWARD AIR CORP
filed 2013-04-25
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2013
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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of April 22, 2013 was 30,180,790.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited).

Forward Air Corporation
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)
(Unaudited)
	March 31, 2013	December 31, 2012
Assets
Current assets:
Cash	$71,630	$112,182
Accounts receivable, less allowance of $1,760 in 2013 and $1,444 in 2012	78,092	75,262
Other current assets	14,796	10,952
Total current assets	164,518	198,396

Property and equipment	254,066	239,138
Less accumulated depreciation and amortization	107,439	105,581
Total property and equipment, net	146,627	133,557
Goodwill and other acquired intangibles:
Goodwill	87,860	43,332
Other acquired intangibles, net of accumulated amortization of $27,249 in 2013 and $26,028 in 2012	44,651	22,102
Total net goodwill and other acquired intangibles	132,511	65,434
Other assets	2,550	1,800
Total assets	$446,206	$399,187

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$14,285	$11,168
Accrued expenses	18,131	16,476
Current portion of debt and capital lease obligations	182	276
Total current liabilities	32,598	27,920

Long-term debt and capital lease obligations, less current portion	37	58
Other long-term liabilities	9,138	7,098
Deferred income taxes	23,986	12,440

Shareholders’ equity:
Preferred stock	—	—
Common stock, $0.01 par value: Authorized shares - 50,000,000, Issued and outstanding shares - 29,963,779 in 2013 and 29,194,761 in 2012	300	292
Additional paid-in capital	86,393	64,644
Retained earnings	293,754	286,735
Total shareholders’ equity	380,447	351,671
Total liabilities and shareholders’ equity	$446,206	$399,187

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three months ended
	March 31, 2013	March 31, 2012
Operating revenue:
Airport-to-airport	$90,376	$90,627
Logistics	22,972	21,313
Other	6,142	6,202
Pool distribution	22,070	18,939
Total operating revenue	141,560	137,081

Operating expenses:
Purchased transportation
Airport-to-airport	36,559	36,758
Logistics	16,309	15,716
Other	1,735	1,598
Pool distribution	6,396	5,126
Total purchased transportation	60,999	59,198
Salaries, wages and employee benefits	33,952	33,174
Operating leases	7,044	7,106
Depreciation and amortization	5,186	5,121
Insurance and claims	2,660	2,798
Fuel expense	3,008	2,541
Other operating expenses	12,921	10,354
Total operating expenses	125,770	120,292
Income from operations	15,790	16,789

Other income (expense):
Interest expense	(128)	(51)
Other, net	32	17
Total other expense	(96)	(34)
Income before income taxes	15,694	16,755
Income taxes	4,839	6,482
Net income and comprehensive income	$10,855	$10,273

Net income per share:
Basic	$0.37	$0.36
Diluted	$0.36	$0.35
Weighted average shares outstanding:
Basic	29,511	28,692
Diluted	30,264	29,363

Dividends per share:	$0.10	$0.07

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended
	March 31, 2013	March 31, 2012

Operating activities:
Net income	$10,855	$10,273
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	5,186	5,121
Share-based compensation	1,557	1,606
Loss on disposal of property and equipment	85	196
Provision for loss on receivables	301	110
Provision for revenue adjustments	499	427
Deferred income tax (benefit)	850	(804)
Excess tax benefit for stock options exercised	(2,238)	(204)
Changes in operating assets and liabilities
Accounts receivable	2,011	(2,491)
Prepaid expenses and other current assets	(730)	(925)
Accounts payable and accrued expenses	2,228	4,646
Net cash provided by operating activities	20,604	17,955

Investing activities:
Proceeds from disposal of property and equipment	164	205
Purchases of property and equipment	(12,182)	(13,098)
Acquisition of business, net of cash acquired	(45,219)	—
Other	(56)	(306)
Net cash used in investing activities	(57,293)	(13,199)

Financing activities:
Payments of debt and capital lease obligations	(20,228)	(136)
Proceeds from exercise of stock options	17,960	8,192
Payments of cash dividends	(2,967)	(2,034)
Cash settlement of share-based awards for minimum tax withholdings	(866)	(386)
Excess tax benefit for stock options exercised	2,238	204
Net cash (used in) provided by financing activities	(3,863)	5,840
Net (decrease) increase in cash	(40,552)	10,596
Cash at beginning of period	112,182	58,801
Cash at end of period	$71,630	$69,397

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2013

1.    Basis of Presentation

Forward Air Corporation's (“the Company”) services can be classified into three principal reporting segments:  Forward Air, Inc. (“Forward Air”), Forward Air Solutions, Inc. (“FASI”) and Total Quality, Inc. ("TQI").

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

TQI is a provider of maximum security and temperature-controlled logistics services, primarily truckload services, to the pharmaceutical and life science industries. In addition to core pharmaceutical services, TQI provides truckload and less-than-truckload brokerage transportation services.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company’s operating results are subject to seasonal trends when measured on a quarterly basis; therefore operating results for the three and nine months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and notes thereto included in the Forward Air Corporation Annual Report on Form 10-K for the year ended December 31, 2012.

The accompanying unaudited condensed consolidated financial statements of the Company include Forward Air Corporation and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

2.    Acquisitions and Goodwill

Acquisition of TQI

On March 4, 2013, the Company entered into a Stock Purchase Agreement ("Agreement") with all of the shareholders of TQI to acquire 100% of the outstanding stock. Pursuant to the terms of the Agreement and concurrently with the execution of the Agreement, the Company acquired all of the outstanding capital stock of TQI in exchange for $45,219 in net cash, $20,113 in assumed debt and an available earn-out of $5,000. The assumed debt was immediately paid in full after funding of the acquisition. The acquisition and settlement of the assumed debt were funded using the Company's cash on hand. Under the purchase agreement, $4,500 of the purchase price was paid into an escrow account to protect the Company against potential unknown liabilities. The amount held in escrow will be remitted to the sellers on September 4, 2014.
Pursuant to the terms of the Agreement, the Company could pay the former shareholders of TQI additional cash consideration from $0 to $5,000 if certain earnings before interest, taxes, depreciation and amortization ("EBITDA") goals are exceeded. The ultimate payout is based on the level by which TQI operating results exceed specified thresholds as defined by the Agreement in both 2013 and 2014. The Company has recognized an estimated earn-out liability of $874 based on the most probable outcomes

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2013

as of the acquisition date and March 31, 2013. The fair value of the earn-out liability (level 3) was estimated using an income approach based on the present value of probability-weighted amounts payable under a range of performance scenarios.
The Company incurred total transaction costs related to the acquisition of approximately $863, which were expensed in the first quarter of fiscal 2013, in accordance with U.S. GAAP. These transaction costs were primarily included in "Other operating expenses" expense in the consolidated statements of comprehensive income.
The acquisition allows the Company to expand and diversify its complimentary truckload operations while maintaining its goal of offering high-value added services.
The following table presents the preliminary allocation of the TQI purchase price to the assets acquired and liabilities assumed based on their estimated fair values and resulting residual goodwill (in thousands):

March 4, 2013
Tangible assets:
Accounts receivable	$5,641
Prepaid expenses and other current assets	1,805
Property and equipment	5,103
Other assets	728
Total tangible assets	13,277
Intangible assets:
Non-compete agreements	470
Trade name	1,000
Customer relationships	22,300
Goodwill	44,528
Total intangible assets	68,298
Total assets acquired	81,575

Liabilities assumed:
Current liabilities	3,808
Other liabilities	1,994
Debt	20,113
Deferred income taxes	10,441
Total liabilities assumed	36,356
Net assets acquired	$45,219
The above estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the TQI acquisition date through the date of this filing. The Company is still in the process of finalizing the valuation of the assets acquired and the liabilities assumed as part of the acquisition. The acquired non-compete agreements and trade names are being amortized on straight-line basis over a 5 year life. Customer relationships acquired are being amortized on straight-line basis over a 15 year life.
The fair value of the non-compete agreements, trade name and customer relationship assets were estimated using an income approach (level 3). Under this method, an intangible asset's fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To calculate fair value, the Company used cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset. The Company believes that the level and timing of cash flows appropriately reflect market participant assumptions. The fair value of the TQI trade name was estimated using an income approach, specifically known as the relief from royalty method. The relief

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2013

from royalty method is based on a hypothetical royalty stream that would be paid if the Company did not own the TQI name and had to license the trade name. The Company derived the hypothetical royalty income from the projected revenues of TQI. Cash flows were assumed to extend through the remaining economic useful life of each class of intangible asset.
Included in the assumed liabilities of TQI is a liability for unrecognized tax benefits for $1,120. The liability is attributable to TQI not filing income tax returns in all jurisdictions in which it operated. The $1,120 consists of unrecognized tax benefits of $853 and related penalties and interest of $174 and $93, respectively. In accordance with the Agreement, the former shareholders of TQI have indemnified the Company against this tax exposure. As a result, the Company also recognized an offsetting receivable net of the estimated federal tax benefit for $728.
The assets, liabilities, and operating results of TQI have been included in the Company's consolidated financial statements from the date of acquisition and have been assigned to a new TQI reportable segment. The results of TQI reflected in the Company's consolidated statements of comprehensive income for the quarter ended March 31, 2013 from the date of acquisition (March 4, 2013) is as follows (in thousands, except per share data):

Since acquisition date to March 31, 2013
Logistics revenue	$3,918
Operating income	195
Net income	128
Net income per share
Basic	—
Diluted	—

The following unaudited pro forma information presents a summary of the Company's consolidated results of operations as if the TQI acquisition occurred as of January 1, 2012 (in thousands, except per share data).

	Three months ended
	March 31, 2013	March 31, 2012
Operating revenue	$150,104	$150,798
Income from operations	16,099	17,789
Net income	11,046	10,888
Net income per share
Basic	$0.37	$0.38
Diluted	$0.36	$0.37

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2013

Goodwill

The following is a summary of the changes in goodwill for the three months ended March 31, 2013. All goodwill, except the goodwill assigned to TQI, is deductible for tax purposes.

	Forward Air		FASI		TQI		Total
		Accumulated		Accumulated		Accumulated
	Goodwill	Impairment	Goodwill	Impairment	Goodwill	Impairment	Net
Beginning balance, December 31, 2012	$37,926	$—	$12,359	$(6,953)	$—	$—	$43,332
TQI acquisition	—	—	—	—	44,528	—	44,528
Ending balance, March 31, 2013	$37,926	$—	$12,359	$(6,953)	$44,528	$—	$87,860

The Company conducts an annual (or more frequently if circumstances indicate possible impairment) impairment test of goodwill for each reporting unit at June 30 of each year.  The first step of the goodwill impairment test is the Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the reporting unit's carrying amount, including goodwill. When performing the qualitative assessment, the Company considers the impact of factors including, but not limited to, macroeconomic and industry conditions, overall financial performance of each reporting unit, litigation and new legislation. If based on the qualitative assessments, the Company believes it more likely than not that the fair value of a reporting unit is less than the reporting unit's carrying amount the Company will prepare an estimation of the respective reporting unit's fair value utilizing a quantitative approach.  If a quantitative fair value estimation is required, the Company calculates the fair value of the applicable reportable units, using a combination of discounted projected cash flows and market valuations for comparable companies as of the valuation date.  The Company's inputs into the fair value calculations for goodwill are classified within level 3 of the fair value hierarchy as defined in the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“the FASB Codification”). If this estimation of fair value indicates that impairment potentially exists, the Company will then measure the amount of the impairment, if any.  Goodwill impairment exists when the calculated implied fair value of goodwill is less than its carrying value.  Changes in strategy or market conditions could significantly impact these fair value estimates and require adjustments to recorded asset balances.
3.    Share-Based Payments

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

Employee Activity - Stock Options

Stock option grants to employees generally expire seven years from the grant date and typically vest ratably over a three-year period.  The Company used the Black-Scholes option-pricing model to estimate the grant-date fair value of options granted.  The weighted-average fair value of options granted and assumptions used to calculate their fair value during the three months ended March 31, 2013 and 2012 were as follows:

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2013

	Three months ended
	March 31, 2013	March 31, 2012
Expected dividend yield	1.2%	0.9%
Expected stock price volatility	43.7%	46.6%
Weighted average risk-free interest rate	0.9%	0.8%
Expected life of options (years)	5.3	4.2
Weighted average grant date fair value	$13	$13

The following tables summarize the Company’s employee stock option activity and related information:

	Three months ended March 31, 2013
				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Options	Exercise	Value	Contractual
	(000)	Price	(000)	Term
Outstanding at December 31, 2012	2,874	$26
Granted	109	37
Exercised	(722)	25
Forfeited	—	—
Outstanding at March 31, 2013	2,261	$27	$22,645	2.8
Exercisable at March 31, 2013	2,050	$27	$22,231	2.5

	Three months ended
	March 31, 2013	March 31, 2012
Shared-based compensation for options	$424	$822
Tax benefit for option compensation	$136	$217
Unrecognized compensation cost for options, net of estimated forfeitures	$2,488	$3,265

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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2013

	Three months ended March 31, 2013
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2012	168	$33
Granted	97	37
Vested	(68)	37
Forfeited	—	—
Outstanding and non-vested at March 31, 2013	197	$35	$6,991

	Three months ended
	March 31, 2013	March 31, 2012
Shared-based compensation for non-vested shares	$743	$445
Tax benefit for non-vested share compensation	$284	$174
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$6,398	$5,319

Employee Activity - Performance Shares

In 2013 and 2012, the Company granted performance shares to key employees.  Under the terms of the performance share agreements, on the third anniversary of the grant date, the Company will issue to the employees a calculated number of common stock shares based on the three year performance of the Company’s common stock share price as compared to the share price performance of a selected peer group.  No shares may be issued if the Company share price performance outperforms 30% or less of the peer group, but the number of shares issued may be doubled if the Company share price performs better than 90% of the peer group.  The fair value of the performance shares was estimated using a Monte Carlo simulation. The weighted average assumptions used in the Monte Carlo calculation were as follows:

	Three months ended
	March 31, 2013	March 31, 2012
Expected stock price volatility	34.5%	40.8%
Weighted average risk-free interest rate	0.4%	0.4%

The following tables summarize the Company’s employee performance share activity, assuming median share awards, and related information:

	Three months ended March 31, 2013
		Weighted-	Aggregate
	Performance	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2012	62	$36
Granted	26	40
Vested	—	—
Outstanding and non-vested at March 31, 2013	88	$37	$3,278

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2013

	Three months ended
	March 31, 2013	March 31, 2012
Shared-based compensation for performance shares	$233	$147
Tax benefit for performance share compensation	$89	$57
Unrecognized compensation cost for performance shares, net of estimated forfeitures	$2,012	$1,724

Non-employee Director Activity - Non-vested Shares

Grants of non-vested shares to non-employee directors vest ratably over the elected term to the Board of Directors, or one year.  The following tables summarize the Company’s non-employee non-vested share activity and related information:

	Three months ended March 31, 2013
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2012	20	$32
Granted	—	—
Vested	—	—
Outstanding and non-vested at March 31, 2013	20	$32	$640

	Three months ended
	March 31, 2013	March 31, 2012
Shared-based compensation for non-vested shares	$157	$192
Tax benefit for non-vested share compensation	$60	$75
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$67	$78

Non-employee Director Activity - Stock Options

In addition to the above activity, each May from 1995 to 2005 options were granted to the non-employee directors of the Company.  The options have terms of ten years and are fully exercisable.  At March 31, 2013, 26,250 options were outstanding and will expire between May 2014 and May 2015.  At March 31, 2013, the weighted average exercise price per share and remaining contractual term for the outstanding options of non-employee directors were $23 and 1.7 years, respectively.

4.    Senior Credit Facility
In February 2012, the Company entered into a new $150,000 credit facility. This facility has a term of five years and matures in February 2017. The Company entered into this larger credit facility in order to fund potential acquisitions, the repurchase of its common stock and the financing of other general business purposes. Interest rates for advances under the facility are LIBOR plus 1.1% based upon covenants related to total indebtedness to earnings (1.3% at March 31, 2013). The agreement contains certain covenants and restrictions, none of which are expected to significantly affect the Company's operations or ability to pay dividends. No assets are pledged as collateral against the credit facility. As of March 31, 2013, the Company had no borrowings outstanding under the senior credit facility. At March 31, 2013, the Company had utilized $10,556 of availability for outstanding letters of credit and had $139,444 of available borrowing capacity outstanding under the senior credit facility.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2013

5.    Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three months ended
	March 31, 2013	March 31, 2012
Numerator:
Numerator for basic and diluted income per share - net income	$10,855	$10,273
Denominator (in thousands):
Denominator for basic income per share - weighted-average shares	29,511	28,692
Effect of dilutive stock options (in thousands)	606	593
Effect of dilutive performance shares (in thousands)	53	37
Effect of dilutive non-vested shares and deferred stock units (in thousands)	94	41
Denominator for diluted income per share - adjusted weighted-average shares	30,264	29,363
Basic net income per share	$0.37	$0.36
Diluted net income per share	$0.36	$0.35

The number of instruments that could potentially dilute net income per basic share in the future, but that were not included in the computation of net income per diluted share because to do so would have been anti-dilutive for the periods presented, are as follows:

	Three months ended
	March 31, 2013	March 31, 2012
Anti-dilutive stock options (in thousands)	$150	$189
Anti-dilutive performance shares (in thousands)	16	14
Anti-dilutive non-vested shares and deferred stock units (in thousands)	—	61
Total anti-dilutive shares (in thousands)	$166	$264

6.    Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states and Canada. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2007.

For the three months ended March 31, 2013 and 2012, the effective income tax rates varied from the statutory federal income tax rate of 35.0%, primarily as a result of the effect of state income taxes, net of the federal benefit and permanent differences between book and tax net income. The combined federal and state effective tax rate for the three months ended March 31, 2013 was 30.8% compared to a rate of 38.7% for the same period in 2012.  The reduction in the effective tax rate was primarily due to the 2013 retroactive reinstatement of alternative fuel tax credits for 2012 and benefits obtained from disqualified dispositions by employees of previously non-deductible incentive stock options.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2013

7.    Financial Instruments

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and trade accounts receivable. The Company does not generally require collateral from its customers. Concentrations of credit risk with respect to trade accounts receivable on a consolidated basis are limited due to the large number of entities comprising the Company’s customer base and their dispersion across many different industries.  However, while not significant to the Company on a consolidated basis, four customers accounted for approximately 65.6% of FASI’s operating revenue for the three months ended March 31, 2013.

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

	March 31, 2013
	Carrying Value	Fair Value
Other debt and capital leases	$219	$268

The Company's fair value calculations for the above financial instruments are classified within level 3 of the fair value hierarchy.

8.    Shareholders' Equity

During the first and second quarters of 2012, the Company’s Board of Directors declared a cash dividend of $0.07 per share of common stock. During the third and fourth quarters of 2012 and the first quarter of 2013, the Company's Board of Directors declared a cash dividend of $0.10 per share of common stock. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

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
March 31, 2013

Because of the uncertainty of the ultimate resolution of outstanding claims, as well as uncertainty regarding claims incurred but not reported, it is possible that management’s provision for these losses could change materially in the near term. However, no estimate can currently be made of the range of additional loss that is at least reasonably possible.

10.    Segment Reporting

The Company operates in three reportable segments based on information available to and used by the chief operating decision maker.  Forward Air provides time-definite transportation and logistics services to the deferred air freight market.  FASI provides pool distribution services primarily to regional and national distributors and retailers. TQI is a provider of maximum security and temperature-controlled logistics services, primarily truckload services, to the pharmaceutical and life science industries.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies disclosed in Note 1 to the Consolidated Financial Statements included in the Company’s 2012 Annual Report on Form 10-K. Segment data includes intersegment revenues.  Assets and costs of the corporate headquarters are allocated to the segments based on usage.  The Company evaluates the performance of its segments based on net income (loss).  The Company’s business is conducted in the U.S. and Canada.

The following tables summarize segment information about net income (loss) and assets used by the chief operating decision maker of the Company in making decisions regarding allocation of assets and resources as of and for the three months ended March 31, 2013 and 2012.

	Three months ended March 31, 2013
	Forward Air	FASI	TQI	Eliminations	Consolidated
External revenues	$115,573	$22,069	$3,918	$—	$141,560
Intersegment revenues	536	185	—	(721)	—
Depreciation and amortization	3,786	1,172	228	—	5,186
Share-based compensation expense	1,512	45	—	—	1,557
Interest expense	125	3	—	—	128
Interest income	11	—	—	—	11
Income tax expense (benefit)	5,054	(282)	67	—	4,839
Net income (loss)	11,217	(490)	128	—	10,855
Total assets	429,370	35,744	83,228	(102,136)	446,206
Capital expenditures	11,719	408	55	—	12,182

	Three months ended March 31, 2012
	Forward Air	FASI	TQI	Eliminations	Consolidated
External revenues	$118,142	$18,939	$—	$—	$137,081
Intersegment revenues	218	267	—	(485)	—
Depreciation and amortization	4,027	1,094	—	—	5,121
Share-based compensation expense	1,531	75	—	—	1,606
Interest expense	44	7	—	—	51
Interest income	16	—	—	—	16
Income tax expense (benefit)	6,698	(216)	—	—	6,482
Net income (loss)	10,664	(391)	—	—	10,273
Total assets	363,746	38,956	—	(37,942)	364,760
Capital expenditures	9,265	3,833	—	—	13,098

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Executive Summary

Our operations can be broadly classified into three principal segments:  Forward Air, Inc. (“Forward Air”), Forward Air Solutions, Inc. (“FASI”) and Total Quality, Inc. ("TQI").

Through our Forward Air segment, we are a leading provider of time-definite surface transportation and related logistics services to the North American expedited ground freight market. We offer our customers local pick-up and delivery (Forward Air Complete™) and scheduled surface transportation of cargo as a cost-effective, reliable alternative to air transportation. We transport cargo that must be delivered at a specific time, but is less time-sensitive than traditional air freight. This type of cargo is frequently referred to in the transportation industry as deferred air freight. We operate our Forward Air segment through a network of terminals located on or near airports in 88 cities in the United States and Canada, including a central sorting facility in Columbus, Ohio and 12 regional hubs serving key markets.  We also offer our customers an array of logistics and other services including: expedited truckload brokerage (“TLX”); dedicated fleets; warehousing; customs brokerage; and shipment consolidation, deconsolidation and handling.

FASI provides pool distribution services throughout the Mid-Atlantic, Southeast, Midwest and Southwest continental United States.  Pool distribution involves managing high-frequency handling and distribution of time-sensitive product to numerous destinations in specific geographic regions.  Our primary customers for this service are regional and nationwide distributors and retailers, such as mall, strip mall and outlet based retail chains. We service these customers through a network of terminals and service centers located in 24 cities.

TQI is a provider of maximum security and temperature-controlled logistics services, primarily truckload services, to the pharmaceutical and life science industries. In addition to core pharmaceutical services, TQI provides truckload and less-than-truckload brokerage transportation services.

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

Trends and Developments

Acquisition of TQI

On March 4, 2013, we entered into a Stock Purchase Agreement ("Agreement") with all of the shareholders of TQI to acquire 100% of the outstanding stock. Pursuant to the terms of the Agreement and concurrently with the execution of the Agreement, we acquired all of the outstanding capital stock of TQI in exchange for $45.2 million in net cash, $20.1 million in assumed debt and an available earn-out of $5.0 million. The assumed debt was immediately paid in full after funding of the acquisition. The acquisition and settlement of the assumed debt were funded using the our cash on hand.
Pursuant to the terms of the Agreement, we could pay the former shareholders of TQI additional cash consideration from $0 to $5.0 million if certain earnings before interest, taxes, depreciation and amortization ("EBITDA") goals are exceeded. The ultimate payout is based on the level by which TQI operating results exceed specified thresholds as defined by the Agreement in both 2013 and 2014.
Results from Operations
During the three months ended March 31, 2013, we experienced a 3.3% increase in our consolidated revenues compared to the three months ended March 31, 2012.  The increase in revenue is attributable to revenue from our newly acquired segment, TQI, and increased revenue from FASI. However, these increases were partially offset by declines in revenues from Forward Air. Since TQI's acquisition on March 4, 2013, TQI contributed $3.9 million revenues and approximately $0.2 million in operating income.

FASI revenue increased 16.1% but operating results decreased 33.3% for the three months ended March 31, 2013, compared to the same period in 2012.  The FASI revenue increase was primarily the result of new business wins.  While FASI revenue's increased operating results declined $0.2 million for the three months ended March 31, 2013, compared to the three months ended March 31, 2012.  The decline in operating results is the result of start up costs FASI incurred in preparation for the new business the largest portion of which began in February 2013. Due to the timing of the new business, FASI did not scale down its operations after the fourth quarter peak season and consequently incurred higher losses in January and February than in the prior period.

Forward Air's revenue and operating results declined 1.9% and 5.7%, respectively, for the three months ended March 31, 2013, compared to the same period in 2012. These reductions were attributable to decreased business volumes for the airport-to-airport and TLX services. The decline in operating results was also due to $0.9 million of transaction costs incurred for the TQI acquisition.

Our net fuel surcharge revenue is the result of our fuel surcharge rates, which are set weekly using the national average for diesel price per gallon, and the tonnage transiting our network.  During the three months ended March 31, 2013, total net fuel surcharge revenue increased 13.7% as compared to the same period in 2012. The increase in net fuel surcharge revenue for the three months ended March 31, 2013 compared to the same period in 2012 was mostly due to the acquisition of TQI, higher average fuel prices and increased FASI business volumes.

Goodwill
In accordance with our accounting policy, we conducted our annual impairment assessments and tests of goodwill for each reporting unit as of June 30, 2012 and no impairment charges were required. As of March 31, 2013, the carrying value of goodwill related to the Forward Air, FASI and TQI segments was $37.9 million, $5.4 million and $44.5 million, respectively. Based on our qualitative assessment of Forward Air we believed it was more likely than not that the fair value of the reporting unit continued to exceed the reporting unit's carrying value. During the second quarter of 2012, we prepared an estimation of the FASI reporting unit's fair value. The estimation of fair value related to the impairment test for goodwill is particularly sensitive to projected financial information used in the calculations. Our FASI segment is currently facing the challenges of building, expanding and diversifying its revenue base. If FASI's efforts are significantly delayed, future estimates of projected financial information may be reduced, and we may be required to record an impairment charge against the carrying value of FASI's goodwill.

Results of Operations

The following table sets forth our consolidated historical financial data for the three months ended March 31, 2013 and 2012 (in millions):

	Three months ended
	March 31, 2013	March 31, 2012	Change	Percent Change
Operating revenue	$141.6	$137.1	$4.5	3.3%
Operating expenses:
Purchased transportation	61.0	59.2	1.8	3.0
Salaries, wages, and employee benefits	33.9	33.2	0.7	2.1
Operating leases	7.1	7.1	—	—
Depreciation and amortization	5.2	5.1	0.1	2.0
Insurance and claims	2.7	2.8	(0.1)	(3.6)
Fuel expense	3.0	2.5	0.5	20.0
Other operating expenses	12.9	10.4	2.5	24.0
Total operating expenses	125.8	120.3	5.5	4.6
Income from operations	15.8	16.8	(1.0)	(6.0)
Other expense:
Interest expense	(0.1)	—	(0.1)	100.0
Total other expense	(0.1)	—	(0.1)	100.0
Income before income taxes	15.7	16.8	(1.1)	(6.5)
Income taxes	4.8	6.5	(1.7)	(26.2)
Net income	$10.9	$10.3	$0.6	5.8%

The following table sets forth our historical financial data by segment for the three months ended March 31, 2013 and 2012 (in millions):

	Three months ended
	March 31,	Percent of	March 31,	Percent of		Percent
	2013	Revenue	2012	Revenue	Change	Change
Operating revenue
Forward Air	$116.1	82.0%	$118.4	86.4%	$(2.3)	(1.9)%
FASI	22.3	15.7	19.2	14.0	3.1	16.1
TQI	3.9	2.8	—	—	3.9	100.0
Intercompany eliminations	(0.7)	(0.5)	(0.5)	(0.4)	(0.2)	40.0
Total	141.6	100.0	137.1	100.0	4.5	3.3

Purchased transportation
Forward Air	52.6	45.3	54.3	45.9	(1.7)	(3.1)
FASI	6.8	30.5	5.3	27.6	1.5	28.3
TQI	2.2	56.4	—	—	2.2	100.0
Intercompany eliminations	(0.6)	85.7	(0.4)	80.0	(0.2)	50.0
Total	61.0	43.1	59.2	43.2	1.8	3.0

Salaries, wages and employee benefits
Forward Air	25.1	21.6	25.7	21.7	(0.6)	(2.3)
FASI	8.2	36.8	7.5	39.1	0.7	9.3
TQI	0.6	15.4	—	—	0.6	100.0
Total	33.9	23.9	33.2	24.2	0.7	2.1

Operating leases
Forward Air	5.1	4.4	5.1	4.3	—	—
FASI	2.0	9.0	2.0	10.4	—	—
TQI	—	—	—	—	—	—
Total	7.1	5.0	7.1	5.2	—	—

Depreciation and amortization
Forward Air	3.8	3.3	4.0	3.4	(0.2)	(5.0)
FASI	1.2	5.4	1.1	5.7	0.1	9.1
TQI	0.2	5.1	—	—	0.2	100.0
Total	5.2	3.7	5.1	3.7	0.1	2.0

Insurance and claims
Forward Air	1.9	1.6	2.1	1.8	(0.2)	(9.5)
FASI	0.7	3.1	0.7	3.6	—	—
TQI	0.1	2.6	—	—	0.1	100.0
Total	2.7	1.9	2.8	2.0	(0.1)	(3.6)

Fuel expense
Forward Air	1.0	0.9	1.1	0.9	(0.1)	(9.1)
FASI	1.6	7.2	1.4	7.3	0.2	14.3
TQI	0.4	10.3	—	—	0.4	100.0
Total	3.0	2.1	2.5	1.8	0.5	20.0

Other operating expenses
Forward Air	10.2	8.8	8.7	7.3	1.5	17.2
FASI	2.6	11.6	1.8	9.4	0.8	44.4
TQI	0.2	5.1	—	—	0.2	100.0
Intercompany eliminations	(0.1)	14.3	(0.1)	20.0	—	—
Total	12.9	9.1	10.4	7.6	2.5	24.0

Income (loss) from operations
Forward Air	16.4	14.1	17.4	14.7	(1.0)	(5.7)
FASI	(0.8)	(3.6)	(0.6)	(3.1)	(0.2)	33.3
TQI	0.2	5.1	—	—	0.2	100.0
Total	$15.8	11.2%	$16.8	12.3%	$(1.0)	(6.0)%

The following table presents the components of the Forward Air segment’s operating revenue and purchased transportation for the three months ended March 31, 2013 and 2012 (in millions):

	Three months ended
	March 31, 2013	Percent of Revenue	March 31, 2012	Percent of Revenue	Change	Percent Change
Forward Air revenue
Airport-to-airport	$90.6	78.0%	$90.8	76.7%	$(0.2)	(0.2)%
Logistics	19.2	16.5	21.4	18.1	(2.2)	(10.3)
Other	6.3	5.5	6.2	5.2	0.1	1.6
Total	$116.1	100.0%	$118.4	100.0%	$(2.3)	(1.9)%

Forward Air purchased transportation
Airport-to-airport	$36.7	40.5%	$36.9	40.6%	$(0.2)	(0.5)%
Logistics	14.2	74.0	15.8	73.8	(1.6)	(10.1)
Other	1.7	27.0	1.6	25.8	0.1	6.3
Total	$52.6	45.3%	$54.3	45.9%	$(1.7)	(3.1)%

Three Months Ended March 31, 2013 compared to Three Months Ended March 31, 2012

Revenues

Operating revenue increased by $4.5 million, or 3.3%, to $141.6 million for the three months ended March 31, 2013 from $137.1 million in the same period of 2012.

Forward Air

Forward Air operating revenue decreased $2.3 million, or 1.9%, to $116.1 million from $118.4 million, accounting for 82.0% of consolidated operating revenue for the three months ended March 31, 2013 compared to 86.4% for the same period in 2012.  Airport-to-airport revenue, which is the largest component of our consolidated operating revenue, decreased $0.2 million, or 0.2%, to $90.6 million from $90.8 million, accounting for 78.0% of the segment’s operating revenue during the three months ended March 31, 2013 compared to 76.7% during the three months ended March 31, 2012.   The decrease in revenue was attributable to reduced tonnage net of improved linehaul pricing and increased Complete and net fuel surcharge revenue. A 3.8% decrease in tonnage net of an increase in our base revenue per pound, excluding net fuel surcharge revenue and Complete revenue, accounted for $1.0 million of the decrease in airport-to-airport revenue. Our airport-to-airport business is priced on a per pound basis and the average revenue per pound, excluding the impact of fuel surcharges and Complete, increased 2.6% for the three months ended March 31, 2013 versus the three months ended March 31, 2012. Average base revenue per pound increased as a result of a general rate increase that we implemented in September 2012.  The remaining increase in airport-to-airport revenue is the result of increased net fuel surcharge revenue and revenue from our Complete pick-up and delivery service.  Complete revenue increased $0.5 million, or 4.7%, during the three months ended March 31, 2013 compared to the same period of 2012.  The increase in Complete revenue was attributable to improved pricing net of decreased utilization of the Complete service. The changes in Complete pricing and utilization were largely attributable to a shift in airport-to-airport customer mix during the three months ended March 31, 2013 compared to the same period in 2012. Net fuel surcharge revenue increased $0.3 million and 3.3% during the three months ended March 31, 2013 compared to the same period in 2012. Net fuel surcharge revenue increased on higher rates charged to customers in conjunction with higher year-over-year average diesel prices for most of the first quarter of 2013, net of reduced airport-to-airport business volumes.

Logistics revenue, which is primarily TLX, decreased $2.2 million, or 10.3%, to $19.2 million in the first quarter of 2013 from $21.4 million in the same period of 2012.  TLX revenue, which is priced on a per mile basis, decreased $1.6 million as miles driven to support our TLX revenue and revenue per mile decreased by approximately 5.9% and 2.8%, respectively, during the three months ended March 31, 2013 compared to the same period in 2012.  The change in miles and average revenue per mile is mainly attributable to the loss of a TLX customer during 2012 and the resulting change in customer mix. The remaining $0.6 million decrease in logistics revenue was attributable to other non-mileage based services which have been impacted by the change in customer mix.

Other revenue, which includes warehousing services and terminal handling, accounted for the final component of Forward Air operating revenue. Other revenue increased $0.1 million, or 1.6%, to $6.3 million in the first quarter of 2013 from $6.2 million in the same period of 2012.  The increase in revenue was mainly attributable to container handling services performed at certain terminals.

FASI

FASI operating revenue increased $3.1 million, or 16.1%, to $22.3 million for the three months ended March 31, 2013 from $19.2 million for the same period in 2012.  The increase in revenue was attributable to new business wins, primarily from one new customer, during the fourth quarter of 2012 and the three months ended March 31, 2013. The latest new business began in late February 2013, and required the setup of three new agent stations and two new service centers.

TQI

TQI operating revenue of $3.9 million represents temperature-controlled truckload and less-than-truckload services earned from the acquisition date of March 4, 2013 through March 31, 2013.

Intercompany Eliminations

Intercompany eliminations increased $0.2 million, or 40.0%, to $0.7 million in the first quarter of 2013 from $0.5 million in the same period of 2012.   The intercompany eliminations are the result of truckload, airport-to-airport, and handling services Forward Air provided to FASI and FASI cartage and handling services provided to Forward Air during the three months ended March 31, 2013 and 2012.

Purchased Transportation

Purchased transportation increased by $1.8 million, or 3.0%, to $61.0 million in the first quarter of 2013 from $59.2 million in the same period of 2012.  As a percentage of total operating revenue, purchased transportation was 43.1% during the three months ended March 31, 2013 compared to 43.2% for the same period in 2012.

Forward Air

Forward Air’s purchased transportation decreased by $1.7 million, or 3.1%, to $52.6 million for the three months ended March 31, 2013 from $54.3 million for the three months ended March 31, 2012. The decrease in purchased transportation is primarily attributable to a 2.4% decrease in miles driven and a 0.7% decrease in the total cost per mile for the first quarter of 2013 versus the same period in 2012. As a percentage of segment operating revenue, Forward Air purchased transportation was 45.3% during the three months ended March 31, 2013 compared to 45.9% for the same period in 2012.

Purchased transportation costs for our airport-to-airport network decreased $0.2 million, or 0.5%, to $36.7 million for the three months ended March 31, 2013 from $36.9 million for the three months ended March 31, 2012.  For the three months ended March 31, 2013, purchased transportation for our airport-to-airport network decreased to 40.5% of airport-to-airport revenue from 40.6% for the same period in 2012.  The $0.2 million decrease is partially attributable to a 0.7% decrease in miles driven by our network of owner-operators or third party transportation providers and a 1.1% decrease in the cost per mile paid to our network of owner-operators or third party transportation providers.  The decrease in miles reduced purchased transportation by $0.2 million while the lower cost per mile decreased purchased transportation by $0.3 million.  Miles driven by our network of owner-operators or third party transportation providers decreased in conjunction with the reduction in business volumes discussed above.  The cost per mile decrease was attributable to lower rates per mile charged from third party transportation providers and reduced utilization of more costly third party transportation providers as opposed to our network of owner-operators. These decreases were partially offset by a $0.3 million increase in third party transportation costs associated with the Complete shipments discussed above.

Purchased transportation costs for our logistics revenue decreased $1.6 million, or 10.1%, to $14.2 million for the three months ended March 31, 2013 from $15.8 million for the three months ended March 31, 2012. For the three months ended March 31, 2013, logistics’ purchased transportation costs represented 74.0% of logistics revenue compared to 73.8% for the same period in 2012.  The decrease in logistics’ purchased transportation was mostly attributable to a $1.2 million decrease in TLX purchased transportation.  Miles driven to support our TLX revenue decreased 5.9% and our TLX cost per mile decreased 2.7% during the three months ended March 31, 2013 compared to the same period in 2012.   The improvement in cost per mile was mostly attributable to lower rates per mile charged from third party transportation providers. The remaining $0.4 million decline in logistics purchased transportation was attributable to other non-mileage based costs, such as drayage services.

Purchased transportation costs related to our other revenue increased $0.1 million, or 6.3%, to $1.7 million for the three months ended March 31, 2013 from $1.6 million for the three months ended March 31, 2012. Other purchased transportation costs as a percentage of other revenue increased to 27.0% of other revenue for the three months ended March 31, 2013 from 25.8% for the same period in 2012.   Other purchased transportation increased as a percentage of the associated revenue as certain airport-to-airport linehaul business required the use of local pick-up and delivery services. This new business required us to incur other purchased transportation costs without direct corresponding other revenue.

FASI

FASI purchased transportation increased $1.5 million, or 28.3%, to $6.8 million for the three months ended March 31, 2013 from $5.3 million for the three months ended March 31, 2012.  FASI purchased transportation as a percentage of revenue was 30.5% for the three months ended March 31, 2013 compared to 27.6% for the three months ended March 31, 2012.  The increase in FASI purchased transportation in total dollars and as a percentage of revenue was mostly attributable to the new business discussed above having an increased linehaul component which increased the utilization of owner-operators and third-party transportation providers.

TQI

TQI purchased transportation of $2.2 million, or 56.4% of revenue, represents costs associated with payments to owner operators and third party transportation providers for services performed from the acquisition date of March 4, 2013 through March 31, 2013.

Intercompany Eliminations

Intercompany eliminations increased to $0.6 million for the three months ended March 31, 2013 from $0.4 million for the same period in 2012.  The intercompany eliminations are the result of truckload and airport-to-airport services Forward Air provided to FASI and FASI cartage services provided to Forward Air during the three months ended March 31, 2013.

Salaries, Wages, and Benefits

Salaries, wages and employee benefits increased by $0.7 million, or 2.1%, to $33.9 million in the first quarter of 2013 from $33.2 million in the same period of 2012.   As a percentage of total operating revenue, salaries, wages and employee benefits was 23.9% during the three months ended March 31, 2013 compared to 24.2% for the same period in 2012.

Forward Air

Salaries, wages and employee benefits of Forward Air decreased by $0.6 million, or 2.3%, to $25.1 million in the first quarter of 2013 from $25.7 million in the same period of 2012.  Salaries, wages and employee benefits were 21.6% of Forward Air’s operating revenue in the first quarter of 2013 compared to 21.7% for the same period of 2012.  The decrease in salaries, wages and employee benefits in total dollars was due to reductions in employee incentives. Accruals for employee incentives decreased approximately $0.6 million, or 0.5% as percentage of revenue, as incentives were reduced in conjunction with Forward Air not meeting first quarter earnings and performance goals. As a percentage of revenue the incentive reduction was mostly offset by salary and wages paid increasing 0.4% as a percentage of revenue largely due to annual pay increases initiated in 2012.

While not significant to the three months ended March 31, 2013, we have seen workers' compensation claims increase compared to prior claim periods. As a a result, we anticipate that the second quarter actuary analysis of our worker's compensation loss reserve will not result in a significant reserve reduction similar to the second quarters of 2012 and 2011.

FASI

FASI salaries, wages and employee benefits increased $0.7 million, or 9.3%, to $8.2 million for the three months ended March 31, 2013 compared to $7.5 million for the three months ended March 31, 2012.  As a percentage of FASI operating revenue, salaries, wages and benefits decreased to 36.8% for the three months ended March 31, 2013 compared to 39.1% for the same period in 2012.  The increase in salaries, wages and employee benefits in total dollars is largely due to the increase in wages and benefits which increased in conjunction with the revenue volume increases discussed previously. The decline as a percentage of revenue is largely attributable to improved leverage on fixed salaries and benefits as a result of the increased revenue volumes discussed above.

Despite the improvement as percentage of revenue FASI salaries, wages and benefits were adversely impacted by the new business start up in late February 2013. Due to the anticipated volumes from the new business FASI maintained higher headcount, primarily of driver personnel, during January and February which resulted in approximately $0.1 million of additional costs during the first quarter of 2013.

TQI

TQI salaries, wages and employee benefits were $0.6 million, or 15.4% of revenue, for the three months ended March 31, 2013, and represent salaries and wages for company-employed drivers, other operations personnel and TQI management since the acquisition on March 4, 2013 through March 31, 2013.

Operating Leases

Operating leases were $7.1 million in the first quarters of 2013 and 2012.  Operating leases, the largest component of which is facility rent, were 5.0% of consolidated operating revenue for the three months ended March 31, 2013 compared with 5.2% in the same period of 2012.

Forward Air

Operating leases were $5.1 million in the first quarters of 2013 and 2012.  Operating leases were 4.4% of Forward Air operating revenue for the three months ended March 31, 2013 compared with 4.3% in the same period of 2012.  The increase as a percentage of revenue is attributable to the decline in Forward Air revenue for the three months end March 31, 2013 compared to the same period in 2012.

FASI

FASI operating lease expenses were $2.0 million for the three months ended March 31, 2013 and 2012. Operating leases were 9.0% of FASI operating revenue for the three months ended March 31, 2013 compared with 10.4% in the same period of 2012.   The decrease as a percentage of revenue is attributable to the increase in FASI revenue for the three months end March 31, 2013 compared to the same period in 2012. FASI also incurred approximately $0.1 million of additional trailer rentals to aid in the transition of the new business. However, these trailers rentals were offset by a $0.1 million decline in facility rentals as we relocated certain facilities to less costly facilities. Further, FASI facility leases did not increase as new locations opened in conjunction with the new business were either agent stations or service centers operated within a customer's facility.

TQI

Operating lease expense for TQI was less than $0.1 million as currently TQI does not utilize leased or rented equipment and only leases one facility for its headquarters.

Depreciation and Amortization

Depreciation and amortization increased $0.1 million, or 2.0%, to $5.2 million for the three months ended March 31, 2013 from $5.1 million for the same period in 2012.  Depreciation and amortization was 3.7% of consolidated operating revenue for the three months ended March 31, 2013 and March 31, 2012.

Forward Air

Depreciation and amortization decreased $0.2 million, or 5.0%, to $3.8 million in the first quarter of 2013 from $4.0 million in the same period of 2012.  Depreciation and amortization expense as a percentage of Forward Air operating revenue was 3.3% in the first quarter of 2013 compared to 3.4% in the same period of 2012.   The decrease is primarily attributable to older trailers becoming fully depreciated during 2012. These older trailers are being replaced with new trailers throughout 2013.

FASI

FASI depreciation and amortization increased $0.1 million, or 9.1%, to $1.2 million for the three months ended March 31, 2013 from $1.1 million for the same period in 2012.  Depreciation and amortization expense as a percentage of FASI operating revenue was 5.4% in the first quarter of 2013 compared to 5.7% in the same period of 2012. The increase in FASI depreciation and amortization is largely due to new vehicles purchased during Q1 2013 to service the new business discussed above.

TQI

TQI depreciation and amortization of $0.2 million, or 5.1% of revenue, represents $0.1 million of depreciation on acquired equipment and $0.1 million of amortization on acquired intangible assets since the acquisition of TQI on March 4, 2013.

Insurance and Claims

Insurance and claims expense decreased $0.1 million, or 3.6%, to $2.7 million for the three months ended March 31, 2013 from $2.8 million for the three months ended March 31, 2012.  Insurance and claims were 1.9% of consolidated operating revenue for the three months ended March 31, 2013 compared with 2.0% for the same period in 2012.

Forward Air

Forward Air insurance and claims expense decreased $0.2 million, or 9.5%, to $1.9 million for the three months ended March 31, 2013 from $2.1 million for the three months ended March 31, 2012.  The decrease in Forward Air insurance and claims was driven by a $0.1 million decrease in cargo claims and a $0.1 million decrease in vehicle claims and associated legal fees.

FASI

FASI insurance and claims expense were $0.7 million for the three months ended March 31, 2013 and 2012.  FASI insurance and claims remained consistent as a $0.1 million improvement in cargo claims was offset by a $0.1 million increase in vehicle accdient damage repairs.

TQI

TQI insurance and claims of $0.1 million, or 2.6% of revenue, represents the cost of insurance premiums since the TQI acquisition on March 4, 2013 through March 31, 2013.

Fuel Expense

Fuel expense increased $0.5 million, or 20.0%, to $3.0 million in the first quarter of 2013 from $2.5 million in the same period of 2012.  Fuel expense was 2.1% of consolidated operating revenue for the three months ended March 31, 2013 compared with 1.8% for the same period in 2012.

Forward Air

Fuel expense decreased $0.1 million, or 9.1%, to $1.0 million in the first quarter of 2013 from $1.1 million in the same period of 2012.  Fuel expense was 0.9% of Forward Air operating revenue in the first quarter of 2013 and 2012.

FASI

FASI fuel expense increased $0.2 million, or 14.3%, to $1.6 million for the first quarter of 2013 from $1.4 million in the same period of 2012.  Fuel expenses were 7.2% of FASI operating revenue in the first quarter of 2013 compared to 7.3% in the first quarter of 2012.  FASI fuel expenses grew on increased mileage associated with the higher revenue volumes discussed previously and higher average fuel costs. These increases were partially offset by increased utilization of owner-operators and third party transportation providers as opposed to company-owned or leased equipment.

TQI

TQI fuel expense was $0.4 million, or 10.3% of revenue, and represents fuel expense incurred since the acquisition of TQI on March 4, 2013 through March 31, 2013. TQI fuel expense is significantly higher as a percentage of operating revenue than Forward Air and FASI's fuel expense, as TQI utilizes a higher ratio of company-employed drivers and company-owned vehicles in its operations.

Other Operating Expenses

Other operating expenses increased $2.5 million, or 24.0%, to $12.9 million in the first quarter of 2013 from $10.4 million in the same period of 2012.  Other operating expenses were 9.1% of consolidated operating revenue for the three months ended March 31, 2013 compared with 7.6% in the same period of 2012.

Forward Air

Other operating expenses increased $1.5 million, or 17.2%, to $10.2 million during the three months ended March 31, 2013 from $8.7 million in the same period of 2012.  Other operating expenses were 8.8% of Forward Air operating revenue in the first quarter of 2013 compared to 7.3% in the same period of 2012.  The increase in other operating expenses as a percentage of revenue and total dollars was attributable to $0.9 million of transactions costs incurred for the acquisition of TQI, $0.3 million incurred for a national corporate meeting during the first quarter of 2013, $0.2 million of bad debt expense and $0.3 million of increased legal and professional fees. Bad debt expense increased due to a reserve for a specific account we believe to be uncollectible. Legal and professional fees increased on fees associated with researching the impact of the Affordable Care Act and monitoring our new wellness program.

FASI

FASI other operating expenses increased $0.8 million, or 44.4%, to $2.6 million for the three months ended March 31, 2013 compared to $1.8 million for the same period in 2012.  FASI other operating expenses for the first quarter of 2013 were 11.6% of the segment’s operating revenue compared to 9.4% for the same period in 2012.  The increase in FASI's other operating expenses in terms of total dollars, was driven by a $0.5 million increase in agent station costs and higher variable dock and maintenance costs in conjunction with the increased revenue volumes discussed previously. As noted above, we opened additional agent stations to service the new business initiated during February 2013. Other operating expenses also includes approximately $0.1 million of start up costs associated with preparing our stations and the agent stations for this new business. The fees paid to these agents and the start up costs for the new business drove the increase in operating expenses as a percentage of revenue.

TQI

TQI other operating expenses were $0.2 million, or 5.1% of revenue, and represent costs such as vehicle maintenance and miscellaneous office and administrative expenses incurred since the acquisition of TQI on March 4, 2013 through March 31, 2013.

Intercompany Eliminations

Intercompany eliminations were $0.1 million in the first quarters of 2013 and 2012.   These intercompany eliminations are the result of handling services Forward Air and FASI provided each other during the three months ended March 31, 2013 and 2012.

Results from Operations

Income from operations decreased by $1.0 million, or 6.0%, to $15.8 million for the first quarter of 2013 compared to $16.8 million in the same period of 2012. Income from operations was 11.2% of consolidated operating revenue for the three months ended March 31, 2013 compared with 12.3% in the same period of 2012.

Forward Air

Income from operations decreased by $1.0 million, or 5.7%, to $16.4 million for the first quarter of 2013 compared with $17.4 million for the same period in 2012.  Income from operations as a percentage of Forward Air operating revenue was 14.1% for the three months ended March 31, 2013 compared with 14.7% in the same period of 2012.  The decrease in income from operations was primarily the result of declining airport-to-airport and TLX business volumes and transaction costs incurred with the acquisition of TQI.

FASI

FASI’s loss from operations deteriorated approximately $0.2 million to an operating loss of $0.8 million for the three months ended March 31, 2013 from a $0.6 million loss from operations during the three months ended March 31, 2012.  The deterioration is primarily due to start up costs and operational inefficiencies associated with new business started during the three months ended March 31, 2013.

TQI

TQI income from operations was $0.2 million, or 5.1% of revenue, since the acquisition of TQI on March 4, 2013 through March 31, 2013.

Interest Expense

Interest expense was $0.1 million for the three months ended March 31, 2013.  Increase is primarily a full quarter of fees associated with our line of credit.

Income Taxes

The combined federal and state effective tax rate for the first quarter of 2013 was 30.8% compared to a rate of 38.7% for the same period in 2012.  The reduction in our effective tax rate was primarily due to the 2013 retroactive reinstatement of alternative fuel tax credits for 2012 and benefits obtained from disqualified dispositions by employees of previously non-deductible incentive stock options.

Net Income

As a result of the foregoing factors, net income increased by $0.6 million, or 5.8%, to $10.9 million for the first quarter of 2013 compared to $10.3 million for the same period in 2012.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”).  The preparation of financial statements in accordance with GAAP requires our management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes.  Our estimates and assumptions are based on historical experience and changes in the business environment.  However, actual results may differ from estimates under different conditions, sometimes materially.  Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results and require management’s most subjective judgments.  A summary of significant accounting policies is disclosed in Note 1 to the Consolidated Financial Statements included in our 2012 Annual Report on Form 10-K. Our critical accounting policies are further described under the caption “Discussion of Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2012 Annual Report on Form 10-K.

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital expenditures, with cash flows from operations and borrowings under our bank lines of credit. Net cash provided by operating activities totaled approximately $20.6 million for the three months ended March 31, 2013 compared to approximately $18.0 million for the three months ended March 31, 2012. The $2.6 million increase in cash provided by operating activities is mainly attributable to a $4.5 million increase in cash collected from accounts receivable and a $0.3 million increase in net earnings after consideration of non-cash items. These increases were partially offset by a $2.2 million increase in cash used to funds accounts payable and prepaid assets.

Net cash used in investing activities was approximately $57.3 million for the three months ended March 31, 2013 compared with approximately $13.2 million used in investing activities during the three months ended March 31, 2012. Investing activities during the three months ended March 31, 2013 consisted primarily of $45.2 million used to acquire TQI and capital expenditures of $12.2 million for new trailers, vehicles and forklifts to replace aging units.  The proceeds from disposal of property and equipment during the three months ended March 31, 2013 and 2012 were primarily from sales of older trailers and vehicles.

Net cash used in financing activities totaled approximately $3.9 million for the three months ended March 31, 2013 compared with approximately $5.8 million provided by financing activities during the three months ended March 31, 2012.  The decrease in cash from financing activities is mainly attributable to the settlement of the $20.1 million in debt assumed with the acquisition of TQI. Also decreasing cash from financing was a $0.9 million increase in dividend payments and $0.5 million increase in cash settlements of share-based awards to settle minimum tax withholdings. Dividends increased on new shares issued through stock option exercises and during the third quarter of 2012 our Board of the Directors increasing the quarterly cash dividend from our historic $0.07 per share to $0.10 per share. Partially offsetting these increases in the uses of cash was an $11.8 million increase in cash received from the exercise of stock options and the related income tax benefit.

In February 2012, we entered into a $150.0 million credit facility. This facility has a term of five years and matures in February 2017. Interest rates for advances under the facility are LIBOR plus 1.1% based upon covenants related to total indebtedness to earnings (1.3% at March 31, 2013). The agreement contains certain covenants and restrictions related to new indebtedness, investment types and dispositions of property. None of the covenants are expected to significantly affect our operations or ability to pay dividends. No assets are pledged as collateral against the credit facility. As of March 31, 2013, we had no borrowings outstanding under the credit facility. At March 31, 2013, we had utilized $10.6 million of availability for outstanding letters of credit and had $139.4 million of available borrowing capacity under this credit facility.

 In July 2007, our Board of Directors approved a stock repurchase program (“Repurchase Plan”) for up to two million shares of our common stock. As of March 31, 2013, 815,059 shares remain that may be repurchased under the Repurchase Plan.

During the first and second quarters of 2012, our Board of Directors declared a cash dividend of $0.07 per share of common stock. During the first quarter of 2013 and the third and fourth quarters of 2012, our Board of Directors declared a cash dividend of $0.10 per share.  We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by our Board of Directors.

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

Our exposure to market risk related to our outstanding debt is not significant and has not changed materially since December 31, 2012.

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

The SEC's general guidance permits the exclusion of an assessment of the effectiveness of a registrant's disclosure controls and procedures as they relate to its internal controls over financial reporting for an acquired business during the first year following such acquisition, if among other circumstances and factors there is not adequate time between the acquisition date and the date of assessment. As previously disclosed, the Company completed its acquisition of TQI Holdings, Inc. (“TQI”) on March 4, 2013. TQI represents approximately 18.7% percent of the Company's total assets as of March 31, 2013. Management's assessment and conclusion on the effectiveness of the Company's disclosure controls and procedures as of March 31, 2013 excluded an assessment of the internal control over financial reporting of TQI.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A summary of factors which could affect results and cause results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf, are further described under the caption “Risk Factors” in the Business portion of our 2012 Annual Report on Form 10-K. There have been no changes in the nature of these factors since December 31, 2012.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered purchases of shares of our common stock during the three months ended March 31, 2013.

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
4.1
Form of Forward Air Corporation Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998)

10.1
Forward Air Corporation Amended and Restated Stock Option and Incentive Plan, as further and amended and restated on February 7, 2013 (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2013 (File No. 0-22490))

10.2	Form of Performance Share Agreement for performance shares granted in February 2013, under the registrant’s Amended and Restated Stock Option and Incentive Plan
10.3	Form of Restricted Stock Agreement for an award granted in February 2013, under the registrant’s Amended and Restated Stock Option and Incentive Plan
10.4	Form of Non-Qualified Stock Option Agreement for an award granted in February 2013, under the registrant’s Amended and Restated Stock Option and Incentive Plan
10.5	Amended and Restated Non-Employee Director Stock Plan, as further amended and restated on February 8, 2013
10.6
Stock Purchase Agreement dated March 4, 2013, by and among Forward Air Corporation, TQI Holdings, Inc. and the sellers named therein. (incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2013 (File No. 0-22490))

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

Forward Air Corporation
Date: April 25, 2013	By:	/s/ Rodney L. Bell
Rodney L. Bell Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer)

By:	/s/ Michael P. McLean
Michael P. McLean Chief Accounting Officer, Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

No.	Exhibit
3.1	Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999)
3.2	Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3-1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 6, 2009)
4.1
Form of Forward Air Corporation Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998)

10.1
Forward Air Corporation Amended and Restated Stock Option and Incentive Plan, as further and amended and restated on February 7, 2013 (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2013 (File No. 0-22490))

10.2	Form of Performance Share Agreement for performance shares granted in February 2013, under the registrant’s Amended and Restated Stock Option and Incentive Plan
10.3	Form of Restricted Stock Agreement for an award granted in February 2013, under the registrant’s Amended and Restated Stock Option and Incentive Plan
10.4	Form of Non-Qualified Stock Option Agreement for an award granted in February 2013, under the registrant’s Amended and Restated Stock Option and Incentive Plan
10.5	Amended and Restated Non-Employee Director Stock Plan, as further amended and restated on February 8, 2013
10.6
Stock Purchase Agreement dated March 4, 2013, by and among Forward Air Corporation, TQI Holdings, Inc. and the sellers named therein. (incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2013 (File No. 0-22490))

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