Form 10-Q
period 2013-06-30
FORWARD AIR CORP
filed 2013-07-25
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2013
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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of July 19, 2013 was 30,571,826.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited).

Forward Air Corporation
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)
(Unaudited)
	June 30, 2013	December 31, 2012
Assets
Current assets:
Cash	$81,101	$112,182
Accounts receivable, less allowance of $1,745 in 2013 and $1,444 in 2012	76,280	75,262
Other current assets	19,900	10,952
Total current assets	177,281	198,396

Property and equipment	266,811	239,138
Less accumulated depreciation and amortization	109,346	105,581
Total property and equipment, net	157,465	133,557
Goodwill and other acquired intangibles:
Goodwill	87,771	43,332
Other acquired intangibles, net of accumulated amortization of $28,763 in 2013 and $26,028 in 2012	43,138	22,102
Total net goodwill and other acquired intangibles	130,909	65,434
Other assets	2,537	1,800
Total assets	$468,192	$399,187

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$12,189	$11,168
Accrued expenses	17,220	16,476
Current portion of debt and capital lease obligations	121	276
Total current liabilities	29,530	27,920

Long-term debt and capital lease obligations, less current portion	23	58
Other long-term liabilities	8,985	7,098
Deferred income taxes	25,899	12,440

Shareholders’ equity:
Preferred stock	—	—
Common stock, $0.01 par value: Authorized shares - 50,000,000, Issued and outstanding shares - 30,346,233 in 2013 and 29,194,761 in 2012	303	292
Additional paid-in capital	98,915	64,644
Retained earnings	304,537	286,735
Total shareholders’ equity	403,755	351,671
Total liabilities and shareholders’ equity	$468,192	$399,187

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Operating revenue:
Airport-to-airport	$97,120	$102,464	$187,497	$193,092
Logistics	31,941	21,124	54,912	42,437
Other	6,620	6,769	12,762	12,970
Pool distribution	24,123	17,969	46,193	36,908
Total operating revenue	159,804	148,326	301,364	285,407

Operating expenses:
Purchased transportation
Airport-to-airport	39,639	42,639	76,198	79,396
Logistics	21,235	16,086	37,544	31,802
Other	1,937	1,832	3,672	3,430
Pool distribution	7,442	4,686	13,838	9,813
Total purchased transportation	70,253	65,243	131,252	124,441
Salaries, wages and employee benefits	36,031	32,536	69,983	65,710
Operating leases	6,888	6,824	13,932	13,931
Depreciation and amortization	5,971	5,394	11,157	10,515
Insurance and claims	3,215	2,236	5,874	5,034
Fuel expense	3,656	2,412	6,664	4,953
Other operating expenses	11,285	10,598	24,207	20,951
Total operating expenses	137,299	125,243	263,069	245,535
Income from operations	22,505	23,083	38,295	39,872

Other income (expense):
Interest expense	(128)	(79)	(256)	(130)
Other, net	14	(2)	45	15
Total other expense	(114)	(81)	(211)	(115)
Income before income taxes	22,391	23,002	38,084	39,757
Income taxes	8,560	8,835	13,399	15,317
Net income and comprehensive income	$13,831	$14,167	$24,685	$24,440

Net income per share:
Basic	$0.46	$0.49	$0.83	$0.85
Diluted	$0.45	$0.48	$0.81	$0.83
Weighted average shares outstanding:
Basic	30,161	28,908	29,838	28,800
Diluted	30,736	29,445	30,477	29,402

Dividends per share:	$0.10	$0.07	$0.20	$0.14

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended
	June 30, 2013	June 30, 2012

Operating activities:
Net income	$24,685	$24,440
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	11,157	10,515
Share-based compensation	3,094	3,123
(Gain) loss on disposal of property and equipment	(283)	167
Provision for loss on receivables	290	111
Provision for revenue adjustments	1,126	927
Deferred income tax	2,936	1,437
Excess tax benefit for stock options exercised	(2,870)	(206)
Changes in operating assets and liabilities
Accounts receivable	3,196	(5,173)
Prepaid expenses and other current assets	(2,090)	(3,128)
Accounts payable and accrued expenses	(3,991)	(8,293)
Net cash provided by operating activities	37,250	23,920

Investing activities:
Proceeds from disposal of property and equipment	1,048	736
Purchases of property and equipment	(27,994)	(18,318)
Acquisition of businesses, net of cash acquired	(45,328)	—
Other	(60)	(347)
Net cash used in investing activities	(72,334)	(17,929)

Financing activities:
Payments of debt and capital lease obligations	(20,303)	(272)
Proceeds from exercise of stock options	28,179	8,445
Payments of cash dividends	(6,014)	(4,072)
Common stock issued under employee stock purchase plan	137	119
Cash settlement of share-based awards for minimum tax withholdings	(866)	(386)
Excess tax benefit for stock options exercised	2,870	206
Net cash provided by financing activities	4,003	4,040
Net (decrease) increase in cash	(31,081)	10,031
Cash at beginning of period	112,182	58,801
Cash at end of period	$81,101	$68,832

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2013

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company’s operating results are subject to seasonal trends when measured on a quarterly basis; therefore operating results for the three and six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and notes thereto included in the Forward Air Corporation Annual Report on Form 10-K for the year ended December 31, 2012.

The accompanying unaudited condensed consolidated financial statements of the Company include Forward Air Corporation and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

2.    Acquisitions and Goodwill

Acquisition of TQI

On March 4, 2013, the Company entered into a Stock Purchase Agreement ("Agreement") with all of the shareholders of TQI to acquire 100% of the outstanding stock. Pursuant to the terms of the Agreement and concurrently with the execution of the Agreement, the Company acquired all of the outstanding capital stock of TQI in exchange for $45,328 in net cash, $20,113 in assumed debt and an available earn-out of $5,000. The assumed debt was immediately paid in full after funding of the acquisition. The acquisition and settlement of the assumed debt were funded using the Company's cash on hand. Under the purchase agreement, $4,500 of the purchase price was paid into an escrow account to protect the Company against potential unknown liabilities. The amount held in escrow will be remitted to the sellers on September 4, 2014.
Pursuant to the terms of the Agreement, the Company could pay the former shareholders of TQI additional cash consideration from $0 to $5,000 if certain earnings before interest, taxes, depreciation and amortization ("EBITDA") goals are exceeded. The ultimate payout is based on the level by which TQI operating results exceed specified thresholds as defined by the Agreement in both 2013 and 2014. The Company has recognized an estimated earn-out liability of $614 based on the most probable outcomes as of the acquisition date and June 30, 2013. The fair value of the earn-out liability (level 3) was estimated using an income

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2013

approach based on the present value of probability-weighted amounts payable under a range of performance scenarios for 2013 and 2014 and a discount rate of 10.9%. If TQI's 2013 or 2014 EBITDA performance fails to meet or exceeds the projections used in our valuation of the earn out liability the final value of the liability could be significantly lower or higher than the liability the Company has currently recorded.
The Company incurred total transaction costs related to the acquisition of approximately $943, which was expensed during the six months ended June 30, 2013, in accordance with U.S. GAAP. These transaction costs were primarily included in "Other operating expenses" expense in the consolidated statements of comprehensive income.
The acquisition allows the Company to expand and diversify its complimentary truckload operations while maintaining its goal of offering high-value added services.
The following table presents the preliminary allocation of the TQI purchase price to the assets acquired and liabilities assumed based on their estimated fair values and resulting residual goodwill (in thousands):

March 4, 2013
Tangible assets:
Accounts receivable	$5,630
Prepaid expenses and other current assets	1,831
Property and equipment	5,103
Other assets	728
Total tangible assets	13,292
Intangible assets:
Non-compete agreements	470
Trade name	1,000
Customer relationships	22,300
Goodwill	44,439
Total intangible assets	68,209
Total assets acquired	81,501

Liabilities assumed:
Current liabilities	3,884
Other liabilities	1,735
Debt	20,113
Deferred income taxes	10,441
Total liabilities assumed	36,173
Net assets acquired	$45,328
The above estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the TQI acquisition date through the date of this filing. The Company is still in the process of finalizing the valuation of income tax related assets and liabilities, trade accounts receivable allowances for rating differences and disputed sales commission accruals. The acquired non-compete agreements and trade names are being amortized on straight-line basis over a 5 year life. Customer relationships acquired are being amortized on straight-line basis over a 15 year life.
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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2013

The Company believes that the level and timing of cash flows appropriately reflect market participant assumptions. The fair value of the TQI trade name was estimated using an income approach, specifically known as the relief from royalty method. The relief from royalty method is based on a hypothetical royalty stream that would be paid if the Company did not own the TQI name and had to license the trade name. The Company derived the hypothetical royalty income from the projected revenues of TQI. Cash flows were assumed to extend through the remaining economic useful life of each class of intangible asset.
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
The assets, liabilities, and operating results of TQI have been included in the Company's consolidated financial statements from the date of acquisition and have been assigned to a new TQI reportable segment. The results of TQI reflected in the Company's consolidated statements of comprehensive income is as follows (in thousands, except per share data):

	Three months ended June 30, 2013	Since acquisition date to June 30, 2013
Logistics revenue	$12,196	$16,114
Operating income	806	1,001
Net income	505	633
Net income per share
Basic	$0.02	$0.02
Diluted	$0.02	$0.02
The following unaudited pro forma information presents a summary of the Company's consolidated results of operations as if the TQI acquisition occurred as of January 1, 2012 (in thousands, except per share data).

	Three months ended
	June 30, 2013	June 30, 2012
Operating revenue	$159,804	$162,889
Income from operations	22,505	24,233
Net income	13,831	14,874
Net income per share
Basic	$0.46	$0.51
Diluted	$0.45	$0.51

	Six months ended
	June 30, 2013	June 30, 2012
Operating revenue	$309,908	$313,687
Income from operations	38,604	42,022
Net income	24,876	25,762
Net income per share
Basic	$0.83	$0.89
Diluted	$0.82	$0.88

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2013

Goodwill

The following is a summary of the changes in goodwill for the six months ended June 30, 2013. All goodwill, except the goodwill assigned to TQI, is deductible for tax purposes.

	Forward Air		FASI		TQI		Total
		Accumulated		Accumulated		Accumulated
	Goodwill	Impairment	Goodwill	Impairment	Goodwill	Impairment	Net
Beginning balance, December 31, 2012	$37,926	$—	$12,359	$(6,953)	$—	$—	$43,332
TQI acquisition	—	—	—	—	44,439	—	44,439
Ending balance, June 30, 2013	$37,926	$—	$12,359	$(6,953)	$44,439	$—	$87,771
The Company conducted its annual impairment assessments and tests of goodwill for each reporting unit as of June 30, 2013 and no impairment charges were required. The Company conducts an annual (or more frequently if circumstances indicate possible impairment) impairment test of goodwill for each reporting unit at June 30 of each year.  The first step of the goodwill impairment test is the Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the reporting unit's carrying amount, including goodwill. When performing the qualitative assessment, the Company considers the impact of factors including, but not limited to, macroeconomic and industry conditions, overall financial performance of each reporting unit, litigation and new legislation. If based on the qualitative assessments, the Company believes it more likely than not that the fair value of a reporting unit is less than the reporting unit's carrying amount, or periodically as deemed appropriate by management, the Company will prepare an estimation of the respective reporting unit's fair value utilizing a quantitative approach.  If a quantitative fair value estimation is required, the Company calculates the fair value of the applicable reportable units, using a combination of discounted projected cash flows and market valuations for comparable companies as of the valuation date.  The Company's inputs into the fair value calculations for goodwill are classified within level 3 of the fair value hierarchy as defined in the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“the FASB Codification”). If this estimation of fair value indicates that impairment potentially exists, the Company will then measure the amount of the impairment, if any.  Goodwill impairment exists when the calculated implied fair value of goodwill is less than its carrying value.  Changes in strategy or market conditions could significantly impact these fair value estimates and require adjustments to recorded asset balances.

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

Employee Activity - Stock Options

Stock option grants to employees generally expire seven years from the grant date and typically vest ratably over a three-year period.  The Company used the Black-Scholes option-pricing model to estimate the grant-date fair value of options granted.  The weighted-average fair value of options granted and assumptions used to calculate their fair value during the six months ended June 30, 2013 and 2012 were as follows:

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2013

	Six months ended
	June 30, 2013	June 30, 2012
Expected dividend yield	1.2%	0.9%
Expected stock price volatility	43.7%	46.6%
Weighted average risk-free interest rate	0.9%	0.8%
Expected life of options (years)	5.3	4.2
Weighted average grant date fair value	$13	$13

The following tables summarize the Company’s employee stock option activity and related information:

	Three months ended June 30, 2013
				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Options	Exercise	Value	Contractual
	(000)	Price	(000)	Term
Outstanding at March 31, 2013	2,261	$27
Granted	—	—
Exercised	(359)	29
Forfeited	—	—
Outstanding at June 30, 2013	1,902	$27	$20,296	2.8
Exercisable at June 30, 2013	1,692	$26	$19,787	2.4

	Three months ended
	June 30, 2013	June 30, 2012
Shared-based compensation for options	$324	$596
Tax benefit for option compensation	122	164
Unrecognized compensation cost for options, net of estimated forfeitures	2,164	2,669

	Six months ended June 30, 2013
				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Options	Exercise	Value	Contractual
	(000)	Price	(000)	Term
Outstanding at December 31, 2012	2,874	$26
Granted	108	37
Exercised	(1,080)	26
Forfeited	—	$—
Outstanding at June 30, 2013	1,902	$27	$20,296	2.8
Exercisable at June 30, 2013	1,692	$26	$19,787	2.4

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2013

	Six months ended
	June 30, 2013	June 30, 2012
Shared-based compensation for options	$747	$1,418
Tax benefit for option compensation	258	378
Unrecognized compensation cost for options, net of estimated forfeitures	2,164	2,669

Employee Activity - Non-vested Shares

Non-vested share grants to employees vest ratably over a three-year period.  The non-vested shares’ fair values were estimated using closing market prices on the day of grant. The following tables summarize the Company’s employee non-vested share activity and related information:

	Three months ended June 30, 2013
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at March 31, 2013	197	$35
Granted	1	37
Vested	—	—
Forfeited	(9)	36
Outstanding and non-vested at June 30, 2013	189	$35	$6,689

	Three months ended
	June 30, 2013	June 30, 2012
Shared-based compensation for non-vested shares	$765	$552
Tax benefit for non-vested share compensation	292	212
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	5,338	4,735

	Six months ended June 30, 2013
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2012	168	$33
Granted	98	37
Vested	(68)	37
Forfeited	(9)	36
Outstanding and non-vested at June 30, 2013	189	$35	$6,689

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2013

	Six months ended
	June 30, 2013	June 30, 2012
Shared-based compensation for non-vested shares	$1,508	$997
Tax benefit for non-vested share compensation	576	384
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	5,338	4,735

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

	Six months ended
	June 30, 2013	June 30, 2012
Expected stock price volatility	34.5%	40.8%
Weighted average risk-free interest rate	0.4%	0.4%

The following tables summarize the Company’s employee performance share activity, assuming median share awards, and related information:

	Three months ended June 30, 2013
		Weighted-	Aggregate
	Performance	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at March 31, 2013	88	$37
Granted	—	—
Vested	—	—
Outstanding and non-vested at June 30, 2013	88	$37	$3,278

	Three months ended
	June 30, 2013	June 30, 2012
Shared-based compensation for performance shares	$272	$183
Tax benefit for performance share compensation	104	70
Unrecognized compensation cost for performance shares, net of estimated forfeitures	1,740	1,541

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2013

	Six months ended June 30, 2013
		Weighted-	Aggregate
	Performance	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2012	62	$36
Granted	26	40
Vested	—	—
Outstanding and non-vested at June 30, 2013	88	$37	$3,278

	Six months ended
	June 30, 2013	June 30, 2012
Shared-based compensation for performance shares	$505	$330
Tax benefit for performance share compensation	193	127
Unrecognized compensation cost for performance shares, net of estimated forfeitures	1,740	1,541

Employee Activity - Employee Stock Purchase Plan

Under the 2005 Employee Stock Purchase Plan (the “ESPP”), which has been approved by shareholders, the Company is authorized to issue up to a remaining 416,881 shares of common stock to employees of the Company. These shares may be issued at a price equal to 90% of the lesser of the market value on the first day or the last day of each six-month purchase period. Common stock purchases are paid for through periodic payroll deductions and/or up to two large lump sum contributions. For the six months ended June 30, 2013, participants under the plan purchased 4,241 shares at an average price of $32.34 per share. For the six months ended June 30, 2012, participants under the plan purchased 4,121 shares at an average price of $29.04 per share. The weighted-average fair value of each purchase right under the ESPP granted for the six months ended June 30, 2013, which is equal to the discount from the market value of the common stock at the end of each six month purchase period, was $5.94 per share. The weighted-average fair value of each purchase right under the ESPP granted for the six months ended June 30, 2012, which is equal to the discount from the market value of the common stock at the end of each six month purchase period, was $3.23 per share. Share-based compensation expense of $26 and $13 was recognized during the six months ended June 30, 2013 and 2012, respectively.

Non-employee Director Activity - Non-vested Shares

Grants of non-vested shares to non-employee directors vest ratably over the elected term to the Board of Directors, or one year.  The following tables summarize the Company’s non-employee non-vested share activity and related information:

	Three months ended June 30, 2013
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at March 31, 2013	20	$32
Granted	15	38
Vested	(20)	32
Outstanding and non-vested at June 30, 2013	15	$38	$560

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2013

	Three months ended
	June 30, 2013	June 30, 2012
Shared-based compensation for non-vested shares	$151	$173
Tax benefit for non-vested share compensation	58	67
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	476	546

	Six months ended June 30, 2013
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2012	20	$32
Granted	15	38
Vested	(20)	32
Outstanding and non-vested at June 30, 2013	15	$38	$560

	Six months ended
	June 30, 2013	June 30, 2012
Shared-based compensation for non-vested shares	$308	$365
Tax benefit for non-vested share compensation	118	141
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	476	546

Non-employee Director Activity - Stock Options

In addition to the above activity, each May from 1995 to 2005 options were granted to the non-employee directors of the Company.  The options have terms of ten years and are fully exercisable.  At June 30, 2013, 26,250 options were outstanding and will expire between May 2014 and May 2015.  At June 30, 2013, the weighted average exercise price per share and remaining contractual term for the outstanding options of non-employee directors were $23 and 1.5 years, respectively.

4.    Senior Credit Facility
In February 2012, the Company entered into a new $150,000 credit facility. This facility has a term of five years and matures in February 2017. The Company entered into this larger credit facility in order to fund potential acquisitions, the repurchase of its common stock and the financing of other general business purposes. Interest rates for advances under the facility are LIBOR plus 1.1% based upon covenants related to total indebtedness to earnings (1.3% at June 30, 2013). The agreement contains certain covenants and restrictions, none of which are expected to significantly affect the Company's operations or ability to pay dividends. No assets are pledged as collateral against the credit facility. As of June 30, 2013, the Company had no borrowings outstanding under the senior credit facility. At June 30, 2013, the Company had utilized $11,266 of availability for outstanding letters of credit and had $138,734 of available borrowing capacity outstanding under the senior credit facility.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2013

5.    Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three months ended		Six months ended
	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Numerator:
Numerator for basic and diluted income per share - net income	$13,831	$14,167	$24,685	$24,440
Denominator (in thousands):
Denominator for basic income per share - weighted-average shares	30,161	28,908	29,838	28,800
Effect of dilutive stock options (in thousands)	476	474	537	533
Effect of dilutive performance shares (in thousands)	9	—	6	—
Effect of dilutive non-vested shares and deferred stock units (in thousands)	90	63	96	69
Denominator for diluted income per share - adjusted weighted-average shares	30,736	29,445	30,477	29,402
Basic net income per share	$0.46	$0.49	$0.83	$0.85
Diluted net income per share	$0.45	$0.48	$0.81	$0.83

The number of instruments that could potentially dilute net income per basic share in the future, but that were not included in the computation of net income per diluted share because to do so would have been anti-dilutive for the periods presented, are as follows:

	June 30, 2013	June 30, 2012
Anti-dilutive stock options (in thousands)	176	213
Anti-dilutive performance shares (in thousands)	—	19
Anti-dilutive non-vested shares and deferred stock units (in thousands)	—	81
Total anti-dilutive shares (in thousands)	176	313

6.    Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states and Canada. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2007.

For the three and six months ended June 30, 2013 and 2012, the effective income tax rates varied from the statutory federal income tax rate of 35.0%, primarily as a result of the effect of state income taxes, net of the federal benefit, and permanent differences between book and tax net income. The combined federal and state effective tax rate for the six months ended June 30, 2013 was 35.2% compared to a rate of 38.5% for the same period in 2012.  The reduction in the effective tax rate was primarily due to the 2013 retroactive reinstatement of alternative fuel tax credits for 2012 and benefits obtained from disqualified dispositions by employees of previously non-deductible incentive stock options.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2013

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

	June 30, 2013
	Carrying Value	Fair Value
Other debt and capital leases	$144	$183

The Company's fair value calculations for the above financial instruments are classified within level 3 of the fair value hierarchy.

8.    Shareholders' Equity

During the first and second quarters of 2012, the Company’s Board of Directors declared a cash dividend of $0.07 per share of common stock. During the third and fourth quarters of 2012 and the first and second quarters of 2013, the Company's Board of Directors declared a cash dividend of $0.10 per share of common stock. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

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
June 30, 2013

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

The following tables summarize segment information about net income (loss) and assets used by the chief operating decision maker of the Company in making decisions regarding allocation of assets and resources as of and for the three and six months ended June 30, 2013 and 2012.

	Three months ended June 30, 2013
	Forward Air	FASI	TQI	Eliminations	Consolidated
External revenues	$123,485	$24,123	$12,196	$—	$159,804
Intersegment revenues	595	177	—	(772)	—
Depreciation and amortization	4,086	1,196	689	—	5,971
Share-based compensation expense	1,471	39	26	—	1,536
Interest expense	126	2	—	—	128
Interest income	13	—	—	—	13
Income tax expense (benefit)	8,331	(73)	302	—	8,560
Net income (loss)	13,496	(170)	505	—	13,831
Total assets	445,251	38,461	82,838	(98,358)	468,192
Capital expenditures	10,595	4,097	1,120	—	15,812

	Three months ended June 30, 2012
	Forward Air	FASI	TQI	Eliminations	Consolidated
External revenues	$130,357	$17,969	$—	$—	$148,326
Intersegment revenues	167	398	—	(565)	—
Depreciation and amortization	4,186	1,208	—	—	5,394
Share-based compensation expense	1,457	60	—	—	1,517
Interest expense	73	6	—	—	79
Interest income	8	—	—	—	8
Income tax expense (benefit)	8,858	(23)	—	—	8,835
Net income (loss)	14,223	(56)	—	—	14,167
Total assets	367,961	38,863	—	(36,048)	370,776
Capital expenditures	4,702	518	—	—	5,220

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2013

	Six months ended June 30, 2013
	Forward Air	FASI	TQI	Eliminations	Consolidated
External revenues	$239,058	$46,193	$16,113	$—	$301,364
Intersegment revenues	1,131	362	—	(1,493)	—
Depreciation and amortization	7,872	2,367	918	—	11,157
Share-based compensation expense	2,983	85	26	—	3,094
Interest expense	251	5	—	—	256
Interest income	23	—	1	—	24
Income tax expense (benefit)	13,385	(355)	369	—	13,399
Net income (loss)	24,713	(661)	633	—	24,685
Total assets	445,251	38,461	82,838	(98,358)	468,192
Capital expenditures	22,314	4,505	1,175	—	27,994

	Six months ended June 30, 2012
	Forward Air	FASI	TQI	Eliminations	Consolidated
External revenues	$248,499	$36,908	$—	$—	$285,407
Intersegment revenues	386	665	—	(1,051)	—
Depreciation and amortization	8,213	2,302	—	—	10,515
Share-based compensation expense	2,988	135	—	—	3,123
Interest expense	117	13	—	—	130
Interest income	23	—	—	—	23
Income tax expense (benefit)	15,556	(239)	—	—	15,317
Net income (loss)	24,887	(447)	—	—	24,440
Total assets	367,961	38,863	—	(36,048)	370,776
Capital expenditures	13,967	4,351	—	—	18,318

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Our operations, particularly our network of hubs and terminals, represent substantial fixed costs. Consequently, our ability to increase our earnings depends in significant part on our ability to increase the amount of freight and the revenue per pound for the freight shipped through our networks and to grow other lines of businesses, such as TLX, FASI and TQI, which will allow us to maintain revenue growth in challenging shipping environments.

Trends and Developments

Acquisition of TQI

On March 4, 2013, we entered into a Stock Purchase Agreement ("Agreement") with all of the shareholders of TQI to acquire 100% of the outstanding stock. Pursuant to the terms of the Agreement and concurrently with the execution of the Agreement, we acquired all of the outstanding capital stock of TQI in exchange for $45.3 million in net cash, $20.1 million in assumed debt and an available earn-out of $5.0 million. The assumed debt was immediately paid in full after funding of the acquisition. The acquisition and settlement of the assumed debt were funded using the our cash on hand.
Pursuant to the terms of the Agreement, we could pay the former shareholders of TQI additional cash consideration from $0 to $5.0 million if certain earnings before interest, taxes, depreciation and amortization ("EBITDA") goals are exceeded. The ultimate payout is based on the level by which TQI operating results exceed specified thresholds as defined by the Agreement in both 2013 and 2014.
Results from Operations
During the three months ended June 30, 2013, we experienced a 7.8% increase in our consolidated revenues compared to the three months ended June 30, 2012.  The increase in revenue is attributable to revenue from our newly acquired segment, TQI, and increased revenue from FASI. However, these increases were partially offset by declines in revenues from Forward Air. During the three months ended June 30, 2013, TQI contributed $12.2 million in operating revenue and approximately $0.8 million in operating income.

FASI revenue increased 32.1% but operating results declined $0.1 million for the three months ended June 30, 2013, compared to the same period in 2012.  The FASI revenue increase was primarily the result of new business wins.  The decline in operating results was largely attributable to operating inefficiencies from the on-boarding of new business.

Forward Air's revenue and operating income declined 4.9% and 5.6%, respectively, for the three months ended June 30, 2013, compared to the same period in 2012. These reductions were attributable to decreased business volumes for the airport-to-airport and TLX services.

Our net fuel surcharge revenue is the result of our fuel surcharge rates, which are set weekly using the national average for diesel price per gallon, and the tonnage transiting our network.  During the three and six months ended June 30, 2013, total net fuel surcharge revenue increased 17.3% and 15.6%, respectively, as compared to the same period in 2012. The increase in net fuel surcharge revenue for the three and six months ended June 30, 2013 compared to the same period in 2012 was mostly due to the acquisition of TQI and increased FASI business volumes.

Goodwill
As of June 30, 2013, the carrying value of goodwill related to the Forward Air, FASI and TQI segments was $37.9 million, $5.4 million and $44.4 million, respectively. In accordance with our accounting policy, we conducted our annual impairment assessments and tests of goodwill for each reporting unit as of June 30, 2013 and no impairment charges were required.

Results of Operations

The following table sets forth our consolidated historical financial data for the three months ended June 30, 2013 and 2012 (in millions):

	Three months ended
	June 30, 2013	June 30, 2012	Change	Percent Change
Operating revenue	$159.8	$148.3	$11.5	7.8%
Operating expenses:
Purchased transportation	70.3	65.3	5.0	7.7
Salaries, wages, and employee benefits	36.0	32.5	3.5	10.8
Operating leases	6.9	6.8	0.1	1.5
Depreciation and amortization	6.0	5.4	0.6	11.1
Insurance and claims	3.2	2.2	1.0	45.5
Fuel expense	3.7	2.4	1.3	54.2
Other operating expenses	11.2	10.6	0.6	5.7
Total operating expenses	137.3	125.2	12.1	9.7
Income from operations	22.5	23.1	(0.6)	(2.6)
Other expense:
Interest expense	(0.1)	(0.1)	—	100.0
Total other expense	(0.1)	(0.1)	—	100.0
Income before income taxes	22.4	23.0	(0.6)	(2.6)
Income taxes	8.6	8.8	(0.2)	(2.3)
Net income	$13.8	$14.2	$(0.4)	(2.8)%

The following table sets forth our historical financial data by segment for the three months ended June 30, 2013 and 2012 (in millions):

	Three months ended
	June 30,	Percent of	June 30,	Percent of		Percent
	2013	Revenue	2012	Revenue	Change	Change
Operating revenue
Forward Air	$124.1	77.7%	$130.5	88.0%	$(6.4)	(4.9)%
FASI	24.3	15.2	18.4	12.4	5.9	32.1
TQI	12.2	7.6	—	—	12.2	100.0
Intercompany eliminations	(0.8)	(0.5)	(0.6)	(0.4)	(0.2)	33.3
Total	159.8	100.0	148.3	100.0	11.5	7.8

Purchased transportation
Forward Air	56.5	45.5	60.9	46.7	(4.4)	(7.2)
FASI	7.7	31.7	4.9	26.6	2.8	57.1
TQI	6.7	54.9	—	—	6.7	100.0
Intercompany eliminations	(0.6)	75.0	(0.5)	83.3	(0.1)	20.0
Total	70.3	44.0	65.3	44.0	5.0	7.7

Salaries, wages and employee benefits
Forward Air	25.6	20.6	25.4	19.5	0.2	0.8
FASI	8.5	35.0	7.1	38.6	1.4	19.7
TQI	1.9	15.6	—	—	1.9	100.0
Total	36.0	22.5	32.5	21.9	3.5	10.8

Operating leases
Forward Air	4.9	4.0	5.0	3.8	(0.1)	(2.0)
FASI	1.9	7.8	1.8	9.8	0.1	5.6
TQI	0.1	0.8	—	—	0.1	100.0
Total	6.9	4.3	6.8	4.6	0.1	1.5

Depreciation and amortization
Forward Air	4.1	3.3	4.2	3.2	(0.1)	(2.4)
FASI	1.2	4.9	1.2	6.5	—	—
TQI	0.7	5.7	—	—	0.7	100.0
Total	6.0	3.8	5.4	3.6	0.6	11.1

Insurance and claims
Forward Air	2.2	1.8	1.7	1.3	0.5	29.4
FASI	0.8	3.3	0.5	2.7	0.3	60.0
TQI	0.2	1.7	—	—	0.2	100.0
Total	3.2	2.0	2.2	1.5	1.0	45.5

Fuel expense
Forward Air	1.0	0.8	1.0	0.7	—	—
FASI	1.5	6.2	1.4	7.6	0.1	7.1
TQI	1.2	9.8	—	—	1.2	100.0
Total	3.7	2.3	2.4	1.6	1.3	54.2

Other operating expenses
Forward Air	7.9	6.4	9.1	7.0	(1.2)	(13.2)
FASI	2.9	11.9	1.6	8.7	1.3	81.3
TQI	0.6	4.9	—	—	0.6	100.0
Intercompany eliminations	(0.2)	25.0	(0.1)	16.7	(0.1)	100.0
Total	11.2	7.0	10.6	7.2	0.6	5.7

Income (loss) from operations
Forward Air	21.9	17.6	23.2	17.8	(1.3)	(5.6)
FASI	(0.2)	(0.8)	(0.1)	(0.5)	(0.1)	100.0
TQI	0.8	6.6	—	—	0.8	100.0
Total	$22.5	14.1%	$23.1	15.6%	$(0.6)	(2.6)%

The following table presents the components of the Forward Air segment’s operating revenue and purchased transportation for the three months ended June 30, 2013 and 2012 (in millions):

	Three months ended
	June 30, 2013	Percent of Revenue	June 30, 2012	Percent of Revenue	Change	Percent Change
Forward Air revenue
Airport-to-airport	$97.3	78.4%	$102.6	78.6%	$(5.3)	(5.2)%
Logistics	20.0	16.1	21.1	16.2	(1.1)	(5.2)
Other	6.8	5.5	6.8	5.2	—	—
Total	$124.1	100.0%	$130.5	100.0%	$(6.4)	(4.9)%

Forward Air purchased transportation
Airport-to-airport	$39.8	40.9%	$42.9	41.8%	$(3.1)	(7.2)%
Logistics	14.7	73.5	16.2	76.8	(1.5)	(9.3)
Other	2.0	29.4	1.8	26.5	0.2	11.1
Total	$56.5	45.5%	$60.9	46.7%	$(4.4)	(7.2)%

Three Months Ended June 30, 2013 compared to Three Months Ended June 30, 2012

Revenues

Operating revenue increased by $11.5 million, or 7.8%, to $159.8 million for the three months ended June 30, 2013 from $148.3 million in the same period of 2012.

Forward Air

Forward Air operating revenue decreased $6.4 million, or 4.9%, to $124.1 million from $130.5 million, accounting for 77.7% of consolidated operating revenue for the three months ended June 30, 2013 compared to 88.0% for the same period in 2012.  Airport-to-airport revenue, which is the largest component of our consolidated operating revenue, decreased $5.3 million, or 5.2%, to $97.3 million from $102.6 million, accounting for 78.4% of the segment’s operating revenue during the three months ended June 30, 2013 compared to 78.6% during the three months ended June 30, 2012.   The decrease in revenue was attributable to reduced tonnage, linehaul pricing, Complete and net fuel surcharge revenues. A 2.1% decrease in tonnage and a 0.5% decrease in our base revenue per pound, excluding net fuel surcharge revenue and Complete revenue, accounted for $2.1 million of the decrease in airport-to-airport revenue. Average base revenue per pound decreased mainly in response to declining shipping volumes.  The remaining decrease in airport-to-airport revenue is the result of reduced net fuel surcharge revenue and revenue from our Complete pick-up and delivery service.  Complete revenue decreased $2.7 million, or 18.1%, during the three months ended June 30, 2013 compared to the same period of 2012.  The decrease in Complete revenue was attributable to the loss of a customer and overall lower shipping volumes in our airport-to-airport network. Net fuel surcharge revenue decreased $0.5 million and 5.4% during the three months ended June 30, 2013 compared to the same period in 2012. Net fuel surcharge revenue decreased on lower rates charged to customers in conjunction with lower year-over-year average diesel prices and lower airport-to-airport business volumes.

Logistics revenue, which is primarily TLX, decreased $1.1 million, or 5.2%, to $20.0 million in the second quarter of 2013 from $21.1 million in the same period of 2012.  TLX revenue, which is priced on a per mile basis, decreased $0.9 million as miles driven to support our TLX revenue and revenue per mile decreased by approximately 4.1% and 0.4%, respectively, during the three months ended June 30, 2013 compared to the same period in 2012.  The decrease in miles and average revenue per mile is mainly attributable to reduced shipping volumes and accompanying pricing pressures. The remaining $0.2 million decrease in logistics revenue was attributable to other non-mileage based services which have been impacted by the reduced TLX shipping volumes.

Other revenue, which includes warehousing services and terminal handling, accounted for the final component of Forward Air operating revenue. Other revenue was $6.8 million for the three months ended June 30, 2013 and June 30, 2012.

FASI

FASI operating revenue increased $5.9 million, or 32.1%, to $24.3 million for the three months ended June 30, 2013 from $18.4 million for the same period in 2012.  The increase in revenue was attributable to new business wins, primarily from two new customers that were initiated during the fourth quarter of 2012, February 2013 and April 2013. In order to service this new business FASI opened three new agent stations and two new service centers.

TQI

TQI operating revenue of $12.2 million represents temperature-controlled truckload and less-than-truckload services provided during the three months ended June 30, 2013.

Intercompany Eliminations

Intercompany eliminations increased $0.2 million, or 33.3%, to $0.8 million in the second quarter of 2013 from $0.6 million in the same period of 2012.   The intercompany eliminations are the result of truckload, airport-to-airport, and handling services Forward Air provided to FASI, truckload services Forward Air provided to TQI and FASI cartage and handling services provided to Forward Air during the three months ended June 30, 2013 and 2012.

Purchased Transportation

Purchased transportation increased by $5.0 million, or 7.7%, to $70.3 million in the second quarter of 2013 from $65.3 million in the same period of 2012.  As a percentage of total operating revenue, purchased transportation was 44.0% during the three months ended June 30, 2013 and 2012.

Forward Air

Forward Air’s purchased transportation decreased by $4.4 million, or 7.2%, to $56.5 million for the three months ended June 30, 2013 from $60.9 million for the three months ended June 30, 2012. The decrease in purchased transportation is primarily attributable to a 2.0% decrease in miles driven and a 5.3% decrease in the total cost per mile for the second quarter of 2013 versus the same period in 2012. As a percentage of segment operating revenue, Forward Air purchased transportation was 45.5% during the three months ended June 30, 2013 compared to 46.7% for the same period in 2012.

Purchased transportation costs for our airport-to-airport network decreased $3.1 million, or 7.2%, to $39.8 million for the three months ended June 30, 2013 from $42.9 million for the three months ended June 30, 2012.  For the three months ended June 30, 2013, purchased transportation for our airport-to-airport network decreased to 40.9% of airport-to-airport revenue from 41.8% for the same period in 2012.  The $3.1 million decrease and the decrease as a percentage of revenue is mostly attributable to a $1.9 million decline in third party transportation costs associated with the Complete shipments discussed above. The remaining decrease is attributable to a 1.1% decrease in miles driven by our network of owner-operators or third party transportation providers and a 2.5% decrease in the cost per mile paid to our network of owner-operators or third party transportation providers.  The decrease in miles reduced purchased transportation by $0.4 million while the lower cost per mile decreased purchased transportation by $0.8 million.  Miles driven by our network of owner-operators or third party transportation providers decreased in conjunction with the reduction in business volumes discussed above.  The cost per mile decrease was attributable to lower rates per mile charged from third party transportation providers and reduced utilization of more costly third party transportation providers as opposed to our network of owner-operators.

Purchased transportation costs for our logistics revenue decreased $1.5 million, or 9.3%, to $14.7 million for the three months ended June 30, 2013 from $16.2 million for the three months ended June 30, 2012. For the three months ended June 30, 2013, logistics’ purchased transportation costs represented 73.5% of logistics revenue compared to 76.8% for the same period in 2012.  The decrease in logistics’ purchased transportation was mostly attributable to a $1.4 million decrease in TLX purchased transportation.  Miles driven to support our TLX revenue decreased 4.1% and our TLX cost per mile decreased 5.2% during the three months ended June 30, 2013 compared to the same period in 2012.   Miles driven decreased in conjunction with the lower revenue volumes discussed above and the improvement in cost per mile was mostly attributable to lower rates per mile charged from third party transportation providers. The remaining $0.1 million decline in logistics purchased transportation was attributable to other non-mileage based costs, such as drayage services.

Purchased transportation costs related to our other revenue increased $0.2 million, or 11.1%, to $2.0 million for the three months ended June 30, 2013 from $1.8 million for the three months ended March 31, 2012. Other purchased transportation costs as a percentage of other revenue increased to 29.4% of other revenue for the three months ended June 30, 2013 from 26.5% for the same period in 2012.   Other purchased transportation increased as a percentage of the associated revenue as certain airport-to-airport linehaul business required the use of local pick-up and delivery services. This new business required us to incur other purchased transportation costs without direct corresponding other revenue.

FASI

FASI purchased transportation increased $2.8 million, or 57.1%, to $7.7 million for the three months ended June 30, 2013 from $4.9 million for the three months ended June 30, 2012.  FASI purchased transportation as a percentage of revenue was 31.7% for the three months ended June 30, 2013 compared to 26.6% for the three months ended June 30, 2012.  The majority of the increase in FASI purchased transportation as a percentage of revenue was attributable to the new business discussed above having an increased linehaul component which increased the utilization of owner-operators and third-party transportation providers. The remaining increase was attributable to higher utilization of more costly third party transportation providers due to the increased volumes from the new customer business discussed above.

TQI

TQI purchased transportation of $6.7 million, or 54.9% of revenue, represents costs associated with payments to owner operators, Forward Air and third party transportation providers for services performed during the three months ended June 30, 2013.

Intercompany Eliminations

Intercompany eliminations increased to $0.6 million for the three months ended June 30, 2013 from $0.5 million for the same period in 2012.  The intercompany eliminations are the result of truckload, airport-to-airport, and handling services Forward Air provided to FASI, truckload services Forward Air provided to TQI and FASI cartage and handling services provided to Forward Air during the three months ended June 30, 2013.

Salaries, Wages, and Benefits

Salaries, wages and employee benefits increased by $3.5 million, or 10.8%, to $36.0 million in the second quarter of 2013 from $32.5 million in the same period of 2012.   As a percentage of total operating revenue, salaries, wages and employee benefits was 22.5% during the three months ended June 30, 2013 compared to 21.9% for the same period in 2012.

Forward Air

Salaries, wages and employee benefits of Forward Air increased by $0.2 million, or 0.8%, to $25.6 million in the second quarter of 2013 from $25.4 million in the same period of 2012.  Salaries, wages and employee benefits were 20.6% of Forward Air’s operating revenue in the second quarter of 2013 compared to 19.5% for the same period of 2012.  The increase in salaries, wages and employee benefits in total dollars was mainly due to increased health insurance and worker's compensation expenses net of reductions in employee incentives. Health insurance and workers' compensation expenses increased $1.6 million for the three months ended June 30, 2013 compared to the same period in 2012. The increase was largely driven by a favorable claim development in the second quarter of 2012 identified in our semi-annual actuarial review which did not recur in 2013. Accruals for employee incentives decreased approximately $1.5 million as incentives were reduced in conjunction with Forward Air not meeting second quarter or year-to-date earnings and performance goals. Also, employee wages increased $0.1 million and 0.6% as the impact of 2012 pay increases were mostly offset by reductions in hours worked due to the reduction in business volumes.

FASI

FASI salaries, wages and employee benefits increased $1.4 million, or 19.7%, to $8.5 million for the three months ended June 30, 2013 compared to $7.1 million for the three months ended June 30, 2012.  As a percentage of FASI operating revenue, salaries, wages and benefits decreased to 35.0% for the three months ended June 30, 2013 compared to 38.6% for the same period in 2012.  The increase in salaries, wages and employee benefits in total dollars is largely due to higher wages and benefits which increased in conjunction with the revenue volume increases discussed previously. The decline as a percentage of revenue is largely attributable to improved leverage on fixed salaries and benefits as a result of the increased revenue volumes discussed above.

TQI

TQI salaries, wages and employee benefits were $1.9 million, or 15.6% of revenue, for the three months ended June 30, 2013, and represent salaries and wages for company-employed drivers, other operations personnel and TQI management.

Operating Leases

Operating leases increased $0.1 million, or 1.5%, to $6.9 million for the three months ended June 30, 2013 from $6.8 million for the same period in 2012.  Operating leases, the largest component of which is facility rent, were 4.3% of consolidated operating revenue for the three months ended June 30, 2013 compared with 4.6% in the same period of 2012.

Forward Air

Operating leases decreased $0.1 million, or 2.0%, to $4.9 million for the three months ended June 30, 2013 from $5.0 million for the same period in 2012.  Operating leases were 4.0% of Forward Air operating revenue for the three months ended June 30, 2013 compared with 3.8% in the same period of 2012.  The increase as a percentage of revenue is attributable to the decline in Forward Air revenue for the three months end June 30, 2013 compared to the same period in 2012. The decrease in total dollars is attributable to reduced trailer rentals in conjunction with the decline in Forward Air revenue.

FASI

Operating leases increased $0.1 million, or 5.6%, to $1.9 million for the three months ended June 30, 2013 from $1.8 million for the same period in 2012.  Operating leases were 7.8% of FASI operating revenue for the three months ended June 30, 2013 compared with 9.8% in the same period of 2012.   The decrease as a percentage of revenue is attributable to the increase in FASI revenue for the three months end June 30, 2013 compared to the same period in 2012. The increase in total dollars was attributable to $0.3 million increase in trailer and truck leases and rentals due to the increased revenue volumes discussed previously. However, these additional trailer and tractor costs were partially offset by a $0.2 million decline in facility rentals as we relocated certain facilities to less costly facilities. Further, FASI facility leases did not increase as new locations opened in conjunction with the new business, as these locations were either agent stations or service centers operated within a customer's facility.

TQI

Operating lease expense for TQI was $0.1 million as currently TQI does not utilize leased or rented equipment and only leases one facility for its administrative offices.

Depreciation and Amortization

Depreciation and amortization increased $0.6 million, or 11.1%, to $6.0 million for the three months ended June 30, 2013 from $5.4 million for the same period in 2012.  Depreciation and amortization was 3.8% of consolidated operating revenue for the three months ended June 30, 2013 compared with 3.6% for the same period in 2012.

Forward Air

Depreciation and amortization decreased $0.1 million, or 2.4%, to $4.1 million in the second quarter of 2013 from $4.2 million in the same period of 2012.  Depreciation and amortization expense as a percentage of Forward Air operating revenue was 3.3% in the second quarter of 2013 compared to 3.2% in the same period of 2012.   The decrease is primarily attributable to older trailers becoming fully depreciated during 2012. These older trailers are being sold and replaced with new trailers throughout 2013.

FASI

FASI depreciation and amortization was $1.2 million for the three months ended June 30, 2013 and 2012.  Depreciation and amortization expense as a percentage of FASI operating revenue was 4.9% in the second quarter of 2013 compared to 6.5% in the same period of 2012. The decrease in FASI depreciation and amortization as a percentage of revenue is due to the increase in revenue discussed previously.

TQI

TQI depreciation and amortization of $0.7 million, or 5.7% of revenue, represents $0.2 million of depreciation on acquired equipment and $0.5 million of amortization on acquired intangible assets.

Insurance and Claims

Insurance and claims expense increased $1.0 million, or 45.5%, to $3.2 million for the three months ended June 30, 2013 from $2.2 million for the three months ended June 30, 2012.  Insurance and claims were 2.0% of consolidated operating revenue for the three months ended June 30, 2013 compared with 1.5% for the same period in 2012.

Forward Air

Forward Air insurance and claims expense increased $0.5 million, or 29.4%, to $2.2 million for the three months ended June 30, 2013 from $1.7 million for the three months ended June 30, 2012. The increase in Forward Air insurance and claims was driven by a $0.7 million increase in insurance premiums and vehicle loss reserves and a $0.3 million increase in vehicle accident repairs. These increases were partially offset by a $0.3 million decrease in professional fees associated with litigating vehicle accident claims and a $0.2 million decline in cargo claims. The increase in insurance premiums and vehicle loss expenses was attributable to higher premiums on our current year coverage renewals and 2012 being reduced by a loss development reserve reduction. During the three months ended June 30, 2012, our semi-annual actuary analysis of vehicle claims allowed us to record a $0.4 million reduction to our vehicle loss development reserves. The 2013 mid year actuary analysis did not result in a similar adjustment.

FASI

FASI insurance and claims expense increased $0.3 million, or 60.0%, to $0.8 million for the three months ended June 30, 2013 from $0.5 million for the three months ended June 30, 2012.   The increase in FASI insurance and claims was attributable a $0.2 million increase in cargo claims and a $0.1 million increase in vehicle accident reserves.

TQI

TQI insurance and claims of $0.2 million, or 1.7% of revenue, represents $0.1 million of insurance premiums and $0.1 million of vehicle accident repairs.

Fuel Expense

Fuel expense increased $1.3 million, or 54.2%, to $3.7 million in the second quarter of 2013 from $2.4 million in the same period of 2012.  Fuel expense was 2.3% of consolidated operating revenue for the three months ended June 30, 2013 compared with 1.6% for the same period in 2012.

Forward Air

Fuel expense was $1.0 million in the second quarter of 2013 and 2012.  Fuel expense was 0.8% of Forward Air operating revenue in the second quarter of 2013 compared with 0.7% in the same period of 2012.

FASI

FASI fuel expense increased $0.1 million, or 7.1%, to $1.5 million for the second quarter of 2013 from $1.4 million in the same period of 2012.  Fuel expenses were 6.2% of FASI operating revenue in the second quarter of 2013 compared to 7.6% in the second quarter of 2012.  FASI fuel expenses grew on increased mileage associated with the higher revenue volumes partially offset by lower comparative period fuel prices and increased utilization of owner-operators and third party transportation providers as opposed to company-owned or leased equipment.

TQI

TQI fuel expense was $1.2 million, or 9.8% of revenue, and represents fuel expense incurred during the three months ended June 30, 2013. TQI fuel expense is significantly higher as a percentage of operating revenue than Forward Air and FASI's fuel expense, as TQI utilizes a higher ratio of company-employed drivers and company-owned vehicles in its operations.

Other Operating Expenses

Other operating expenses increased $0.6 million, or 5.7%, to $11.2 million in the second quarter of 2013 from $10.6 million in the same period of 2012.  Other operating expenses were 7.0% of consolidated operating revenue for the three months ended June 30, 2013 compared with 7.2% in the same period of 2012.

Forward Air

Other operating expenses decreased $1.2 million, or 13.2%, to $7.9 million during the three months ended June 30, 2013 from $9.1 million in the same period of 2012.  Other operating expenses were 6.4% of Forward Air operating revenue in the second quarter of 2013 compared to 7.0% in the same period of 2012.  The decrease in other operating expenses and in total dollars is attributable to the current year expense being reduced by a $0.3 million gain on the sale of trailers and a $0.3 million reduction of property taxes. The reduction in property taxes was the result of reduced tax appraisals for our company-owned terminals. The remaining decrease in other operating expenses is attributable to reduced terminal and related variable costs associated with decline in shipping volumes discussed previously.

FASI

FASI other operating expenses increased $1.3 million, or 81.3%, to $2.9 million for the three months ended June 30, 2013 compared to $1.6 million for the same period in 2012.  FASI other operating expenses for the second quarter of 2013 were 11.9% of the segment’s operating revenue compared to 8.7% for the same period in 2012.  The increase in FASI's other operating expenses as a percentage of revenue and in terms of total dollars, was driven by a $0.9 million increase in agent station costs and higher variable terminal and maintenance costs in conjunction with the increased revenue volumes discussed previously. As noted above, we opened additional agent stations to service the new business initiated during February and April 2013.

TQI

TQI other operating expenses were $0.6 million, or 4.9% of revenue, and represent costs such as vehicle maintenance and miscellaneous office and administrative expenses incurred during the three months ended June 30, 2013.

Intercompany Eliminations

Intercompany eliminations increased by $0.1 million, or 100.0%, to $0.2 million for the second quarter of 2013 compared to $0.1 million for the same period of 2012.   These intercompany eliminations are the result of handling services Forward Air and FASI provided each other during the three months ended June 30, 2013 and 2012.

Results from Operations

Income from operations decreased by $0.6 million, or 2.6%, to $22.5 million for the second quarter of 2013 compared to $23.1 million in the same period of 2012. Income from operations was 14.1% of consolidated operating revenue for the three months ended June 30, 2013 compared with 15.6% in the same period of 2012.

Forward Air

Income from operations decreased by $1.3 million, or 5.6%, to $21.9 million for the second quarter of 2013 compared with $23.2 million for the same period in 2012.  Income from operations as a percentage of Forward Air operating revenue was 17.6% for the three months ended June 30, 2013 compared with 17.8% in the same period of 2012.  The decrease in income from operations was primarily the result of declining airport-to-airport and TLX business volumes.

FASI

FASI’s loss from operations deteriorated approximately $0.1 million to an operating loss of $0.2 million for the three months ended June 30, 2013 from a $0.1 million loss from operations during the three months ended June 30, 2012.  The deterioration is due to increases in purchased transportation, insurance and claims and other operating expenses, primarily due to issues integrating our new business wins in three of our terminals.

TQI

TQI income from operations was $0.8 million, or 6.6% of revenue, for the three months ended June 30, 2013.

Interest Expense

Interest expense was $0.1 million for the three months ended June 30, 2013 and 2012.

Income Taxes

The combined federal and state effective tax rate for the second quarter of 2013 was 38.2% compared to a rate of 38.4% for the same period in 2012.  The reduction in our effective tax rate was primarily due to disqualified dispositions by employees of previously non-deductible incentive stock options.

Net Income

As a result of the foregoing factors, net income decreased by $0.4 million, or 2.8%, to $13.8 million for the second quarter of 2013 compared to $14.2 million for the same period in 2012.

Results of Operations

The following table sets forth our consolidated historical financial data for the six months ended June 30, 2013 and 2012 (in millions):

	Six months ended
	June 30, 2013	June 30, 2012	Change	Percent Change
Operating revenue	$301.4	$285.4	$16.0	5.6%
Operating expenses:
Purchased transportation	131.2	124.4	6.8	5.5
Salaries, wages, and employee benefits	70.0	65.7	4.3	6.5
Operating leases	14.0	13.9	0.1	0.7
Depreciation and amortization	11.2	10.5	0.7	6.7
Insurance and claims	5.8	5.0	0.8	16.0
Fuel expense	6.7	5.0	1.7	34.0
Other operating expenses	24.2	21.0	3.2	15.2
Total operating expenses	263.1	245.5	17.6	7.2
Income from operations	38.3	39.9	(1.6)	(4.0)
Other expense:
Interest expense	(0.3)	(0.1)	(0.2)	200.0
Other, net	0.1	—	0.1	100.0
Total other expense	(0.2)	(0.1)	(0.1)	100.0
Income before income taxes	38.1	39.8	(1.7)	(4.3)
Income taxes	13.4	15.3	(1.9)	(12.4)
Net income	$24.7	$24.5	$0.2	0.8%

The following table sets forth our historical financial data by segment for the six months ended June 30, 2013 and 2012 (in millions):

	June 30,	Percent of	June 30,	Percent of		Percent
	2013	Revenue	2012	Revenue	Change	Change
Operating revenue
Forward Air	$240.2	79.7%	$248.9	87.2%	$(8.7)	(3.5)%
FASI	46.6	15.5	37.6	13.2	9.0	23.9
TQI	16.1	5.3	—	—	16.1	100.0
Intercompany eliminations	(1.5)	(0.5)	(1.1)	(0.4)	(0.4)	36.4
Total	301.4	100.0	285.4	100.0	16.0	5.6

Purchased transportation
Forward Air	109.0	45.4	115.2	46.3	(6.2)	(5.4)
FASI	14.5	31.1	10.1	26.9	4.4	43.6
TQI	8.9	55.3	—	—	8.9	100.0
Intercompany eliminations	(1.2)	80.0	(0.9)	81.8	(0.3)	33.3
Total	131.2	43.6	124.4	43.6	6.8	5.5

Salaries, wages and employee benefits
Forward Air	50.7	21.1	51.1	20.5	(0.4)	(0.8)
FASI	16.7	35.8	14.6	38.8	2.1	14.4
TQI	2.6	16.1	—	—	2.6	100.0
Total	70.0	23.2	65.7	23.0	4.3	6.5

Operating leases
Forward Air	10.0	4.2	10.1	4.1	(0.1)	(1.0)
FASI	3.9	8.4	3.8	10.1	0.1	2.6
TQI	0.1	0.6	—	—	0.1	100.0
Total	14.0	4.7	13.9	4.9	0.1	0.7

Depreciation and amortization
Forward Air	7.9	3.3	8.2	3.3	(0.3)	(3.7)
FASI	2.4	5.1	2.3	6.1	0.1	4.3
TQI	0.9	5.6	—	—	0.9	100.0
Total	11.2	3.7	10.5	3.7	0.7	6.7

Insurance and claims
Forward Air	4.1	1.7	3.8	1.5	0.3	7.9
FASI	1.5	3.2	1.2	3.2	0.3	25.0
TQI	0.2	1.3	—	—	0.2	100.0
Total	5.8	1.9	5.0	1.7	0.8	16.0

Fuel expense
Forward Air	2.0	0.8	2.2	0.9	(0.2)	(9.1)
FASI	3.1	6.7	2.8	7.5	0.3	10.7
TQI	1.6	9.9	—	—	1.6	100.0
Total	6.7	2.2	5.0	1.7	1.7	34.0

Other operating expenses
Forward Air	18.2	7.6	17.8	7.1	0.4	2.2
FASI	5.5	11.8	3.4	9.0	2.1	61.8
TQI	0.8	5.0	—	—	0.8	100.0
Intercompany eliminations	(0.3)	20.0	(0.2)	18.2	(0.1)	50.0
Total	24.2	8.0	21.0	7.4	3.2	15.2

Income (loss) from operations
Forward Air	38.3	15.9	40.5	16.3	(2.2)	(5.4)
FASI	(1.0)	(2.1)	(0.6)	(1.6)	(0.4)	66.7
TQI	1.0	6.2	—	—	1.0	100.0
Total	$38.3	12.7%	$39.9	14.0%	$(1.6)	(4.0)%

The following table presents the components of the Forward Air segment’s operating revenue and purchased transportation for the six months ended June 30, 2013 and 2012 (in millions):

	Six months ended
	June 30, 2013	Percent of Revenue	June 30, 2012	Percent of Revenue	Change	Percent Change
Forward Air revenue
Airport-to-airport	$187.9	78.2%	$193.4	77.7%	$(5.5)	(2.8)%
Logistics	39.2	16.3	42.5	17.1	(3.3)	(7.8)
Other	13.1	5.5	13.0	5.2	0.1	0.8
Total	$240.2	100.0%	$248.9	100.0%	$(8.7)	(3.5)%

Forward Air purchased transportation
Airport-to-airport	$76.5	40.7%	$79.8	41.3%	$(3.3)	(4.1)%
Logistics	28.8	73.5	32.0	75.3	(3.2)	(10.0)
Other	3.7	28.2	3.4	26.2	0.3	8.8
Total	$109.0	45.4%	$115.2	46.3%	$(6.2)	(5.4)%

Six Months Ended June 30, 2013 compared to Six Months Ended June 30, 2012

Revenues

Operating revenue increased by $16.0 million, or 5.6%, to $301.4 million for the six months ended June 30, 2013 from $285.4 million in the same period of 2012.

Forward Air

Forward Air operating revenue decreased $8.7 million, or 3.5%, to $240.2 million from $248.9 million, accounting for 79.7% of consolidated operating revenue for the six months ended June 30, 2013 compared to 87.2% for the same period in 2012.  Airport-to-airport revenue, which is the largest component of our consolidated operating revenue, decreased $5.5 million, or 2.8%, to $187.9 million from $193.4 million, accounting for 78.2% of the segment’s operating revenue during the six months ended June 30, 2013 compared to 77.7% for the same period in 2012.   Decreased tonnage net of an increase in our base revenue per pound, excluding net fuel surcharge revenue and Complete revenue, accounted for $3.1 million of the decrease in airport-to-airport revenue. Our airport-to-airport business is priced on a per pound basis and the average revenue per pound, excluding the impact of fuel surcharges and Complete, increased 0.9% for the six months ended June 30, 2013 versus the six months ended June 30, 2012. Tonnage that transited our network decreased by 2.9% during the six months ended June 30, 2013 compared with the six months ended June 30, 2012.  Average base revenue per pound increased as a result of a general rate increase we implemented in September 2012, offset by pricing pressures experienced during the second quarter of 2013.  The remaining decrease in airport-to-airport revenue is the result of reduced net fuel surcharge revenue and revenue from our Complete pick-up and delivery service.  Net fuel surcharge revenue decreased $0.2 million, or 1.3%, during the six months ended June 30, 2013 as compared to the six months ended June 30, 2012 in response to decreased fuel prices and overall business volumes.  In addition, Complete revenue decreased $2.2 million, or 8.2%, during the six months ended June 30, 2013 compared to the same period of 2012.  The decrease in Complete revenue is attributable to the overall reduction in airport-to-airport shipping volumes as well as lower customer utilization of our Complete service due to the loss of a customer.

Logistics revenue, which is primarily TLX, decreased $3.3 million, or 7.8%, to $39.2 million for the six months ended June 30, 2013 from $42.5 million in the same period of 2012.  TLX revenue, which is priced on a per mile basis, decreased $2.5 million as miles driven to support our TLX revenue decreased by approximately 5.0% during the six months ended June 30, 2013 compared to the same period in 2012.  TLX average revenue per mile also decreased by 1.6% during the six months ended June 30, 2013 as compared to the same period in 2012. The decrease in miles is mainly attributable to a customer loss in April 2012 and reduced shipping volumes during the second quarter of 2013. The remaining decrease in logistics revenue was attributable to reductions in various other non-mileage based logistic revenues, such as drayage services, which declined due to the April 2012 customer loss and in conjunction with the overall decrease in TLX business volumes.

Other revenue, which includes warehousing services and terminal handling, accounted for the final component of Forward Air operating revenue. Other revenue increased $0.1 million, or 0.8%, to $13.1 million during the six months ended June 30, 2013 from $13.0 million in the same period of 2012.  The increase in revenue was was mainly attributable to container handling services performed at certain terminals.

FASI

FASI operating revenue increased $9.0 million, or 23.9%, to $46.6 million for the six months ended June 30, 2013 from $37.6 million for the same period in 2012.  The increase in revenue was attributable to new business wins, primarily from two new customers that were initiated during the fourth quarter of 2012, February 2013 and April 2013. In order to service this new business FASI opened three new agent stations and two new service centers.

TQI

TQI operating revenue of $16.1 million represents temperature-controlled truckload and less-than-truckload services provided from the acquisition date of March 4, 2013 through June 30, 2013.

Intercompany Eliminations

Intercompany eliminations increased $0.4 million, or 36.4%, to $1.5 million for the six months ended June 30, 2013 from $1.1 million in the same period of 2012.   The intercompany eliminations are the result of truckload, airport-to-airport, and handling services Forward Air provided to FASI, truckload services Forward Air provided to TQI and FASI cartage and handling services provided to Forward Air during the six months ended June 30, 2013 and 2012.

Purchased Transportation

Purchased transportation increased by $6.8 million, or 5.5%, to $131.2 million for the six months ended June 30, 2013 from $124.4 million in the same period of 2012.  As a percentage of total operating revenue, purchased transportation was 43.6% during the six months ended June 30, 2013 and 2012.

Forward Air

Forward Air’s purchased transportation decreased by $6.2 million, or 5.4%, to $109.0 million for the six months ended June 30, 2013 from $115.2 million for the six months ended June 30, 2012. The decrease in purchased transportation is primarily attributable to a 2.2% reduction in miles driven and a 3.2% decrease in the total cost per mile for the six months ended June 30, 2013 versus the same period in 2012. As a percentage of segment operating revenue, Forward Air purchased transportation was 45.4% during the six months ended June 30, 2013 compared to 46.3% for the same period in 2012.

Purchased transportation costs for our airport-to-airport network decreased $3.3 million, or 4.1%, to $76.5 million for the six months ended June 30, 2013 from $79.8 million for the six months ended June 30, 2012.  For the six months ended June 30, 2013, purchased transportation for our airport-to-airport network declined to 40.7% of airport-to-airport revenue from 41.3% for the same period in 2012.  The $3.3 million decrease is partially attributable to a 0.9% decrease in miles driven by our network of owner-operators or third party transportation providers and a 1.8% decline in the cost per mile paid to our network of owner-operators or third party transportation providers.  The decrease in miles reduced purchased transportation by $0.6 million while the lower cost per mile decreased purchased transportation by $1.1 million.  Miles driven by our network of owner-operators or third party transportation providers decreased in conjunction with the reduction in business volumes discussed above.  The cost per mile decrease was attributable to lower rates per mile charged from third party transportation providers and reduced utilization of more costly third party transportation providers as opposed to our network of owner-operators. The remaining decrease was attributable to a $1.6 million decline in third party transportation costs associated with the lower Complete shipment volumes discussed above.

Purchased transportation costs for our logistics revenue decreased $3.2 million, or 10.0%, to $28.8 million for the six months ended June 30, 2013 from $32.0 million for the six months ended June 30, 2012. For the six months ended June 30, 2013, logistics’ purchased transportation costs represented 73.5% of logistics revenue compared to 75.3% for the same period in 2012.  The reduction in logistics’ purchased transportation was mostly attributable to a $2.6 million decrease in TLX purchased transportation.  Miles driven to support our TLX revenue decreased 5.0% while our TLX cost per mile decreased approximately 4.0% during the six months ended June 30, 2013 compared to the same period in 2012.   Miles driven decreased in conjunction with the revenue volumes discussed above and the improvement in cost per mile was mostly attributable to lower rates per mile charged from third party transportation providers. The remaining $0.5 million decline in logistics purchased transportation was attributable to other non-mileage based costs, such as drayage services.

Purchased transportation costs related to our other revenue increased $0.3 million, or 8.8%, to $3.7 million for the six months ended June 30, 2013 from $3.4 million for the six months ended June 30, 2012. Other purchased transportation costs as a percentage of other revenue increased to 28.2% of other revenue for the six months ended June 30, 2013 from 26.2% for the same period in 2012.   Other purchased transportation increased as a percentage of the associated revenue as certain airport-to-airport linehaul business required the use of local pick-up and delivery services. This new business required us to incur other purchased transportation costs without direct corresponding other revenue.

FASI

FASI purchased transportation increased $4.4 million, or 43.6%, to $14.5 million for the six months ended June 30, 2013 from $10.1 million for the six months ended June 30, 2012.  FASI purchased transportation as a percentage of revenue was 31.1% for the six months ended June 30, 2013 compared to 26.9% for the six months ended June 30, 2012.  Approximately 50.0% of the increase in FASI purchased transportation as a percentage of revenue was attributable to the new business discussed above having an increased linehaul component which increased the utilization of owner-operators and third-party transportation providers. The remaining increase was attributable to higher utilization of more costly third party transportation providers due to the increased volumes from the new customer business discussed above.

TQI

TQI purchased transportation of $8.9 million, or 55.3% of revenue, represents costs associated with payments to owner operators, Forward Air and third party transportation providers for services performed from the acquisition date of March 4, 2013 through June 30, 2013.

Intercompany Eliminations

Intercompany eliminations increased $0.3 million, or 33.3%, to $1.2 million for the six months ended June 30, 2013 from $0.9 million for the six months ended June 30, 2012.  The intercompany eliminations are the result of truckload, airport-to-airport, and handling services Forward Air provided to FASI, truckload services Forward Air provided to TQI and FASI cartage and handling services provided to Forward Air during the six months ended June 30, 2013.

Salaries, Wages, and Benefits

Salaries, wages and employee benefits increased by $4.3 million, or 6.5%, to $70.0 million for the six months ended June 30, 2013 from $65.7 million in the same period of 2012.   As a percentage of total operating revenue, salaries, wages and employee benefits was 23.2% during the six months ended June 30, 2013 compared to 23.0% for the same period in 2012.

Forward Air

Salaries, wages and employee benefits of Forward Air decreased by $0.4 million, or 0.8%, to $50.7 million in the six months ended June 30, 2013 from $51.1 million in the same period of 2012.  Salaries, wages and employee benefits were 21.1% of Forward Air’s operating revenue in the six months ended June 30, 2013 compared to 20.5% for the same period of 2012.  The decrease in salaries, wages and employee benefits in total dollars was mainly due to reductions in employee incentives net of increased health insurance and workers' compensation expenses. Accruals for employee incentives decreased approximately $2.2 million as incentives were reduced in conjunction with Forward Air not meeting earnings and performance goals. Health insurance and workers' compensation expenses increased $1.7 million for the six months ended June 30, 2013 compared to the same period in 2012. The increase was largely driven by a favorable claim development in the second quarter of 2012 identified in our semi-annual actuarial review which did not recur in 2013. Also, employee wages increased $0.1 million as the impact of 2012 pay increases were mostly offset by reductions in hours worked due to the reduction in business volumes.

FASI

FASI salaries, wages and employee benefits increased $2.1 million, or 14.4%, to $16.7 million for the six months ended June 30, 2013 compared to $14.6 million for the six months ended June 30, 2012.  As a percentage of FASI operating revenue, salaries, wages and benefits decreased to 35.8% for the six months ended June 30, 2013 compared to 38.8% for the same period in 2012. The increase in salaries, wages and employee benefits in total dollars is largely due to the increase in wages and benefits which increased in conjunction with the revenue volume increases discussed previously. The decline as a percentage of revenue is largely attributable to improved leverage on fixed salaries and benefits as a result of the increased revenue volumes discussed above.

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

TQI

TQI salaries, wages and employee benefits were $2.6 million, or 16.1% of revenue, for the three months ended June 30, 2013, and represent salaries and wages for company-employed drivers, other operations personnel and TQI management since the acquisition on March 4, 2013 through June 30, 2013.

Operating Leases

Operating leases increased by $0.1 million, or 0.7%, to $14.0 million for the six months ended June 30, 2013 from $13.9 million in the same period of 2012.  Operating leases, the largest component of which is facility rent, were 4.7% of consolidated operating revenue for the six months ended June 30, 2013 compared with 4.9% in the same period of 2012.

Forward Air

Operating leases decreased $0.1 million, or 1.0%, to $10.0 million for the six months ended June 30, 2013 from $10.1 million for the same period in 2012.  Operating leases were 4.2% of Forward Air operating revenue for the six months ended June 30, 2013 compared with 4.1% in the same period of 2012. The decrease in total dollars is attributable to reduced trailer rentals in conjunction with the decline in Forward Air revenue.

FASI

FASI operating lease expense increased $0.1 million, or 2.6%, to $3.9 million for the six months ended June 30, 2013 from $3.8 million for the same period in 2012.  The $0.1 million increase was attributable to increased trailer and vehicle rentals.   The decrease as a percentage of revenue is attributable to the increase in FASI revenue for the three months end June 30, 2013 compared to the same period in 2012. The increase in total dollars was attributable to $0.3 million increase for additional trailer and truck leases and rentals due to the increased revenue volumes discussed previously. However, these additional trailer and tractor costs were partially offset by a $0.2 million decline in facility rentals as we relocated certain facilities to less costly facilities. Further, FASI facility leases did not increase as new locations were opened in conjunction with the new business, as new locations were either agent stations or service centers operated within a customer's facility.

TQI

Operating lease expense for TQI was $0.1 million as currently TQI does not utilize leased or rented equipment and only leases one facility for its administrative offices.

Depreciation and Amortization

Depreciation and amortization increased $0.7 million, or 6.7%, to $11.2 million for the six months ended June 30, 2013 from $10.5 million for the same period in 2012.  Depreciation and amortization was 3.7% of consolidated operating revenue for the six months ended June 30, 2013 and 2012.

Forward Air

Depreciation and amortization decreased $0.3 million, or 3.7%, to $7.9 million for the six months ended June 30, 2013 from $8.2 million for the same period in 2012.  Depreciation and amortization expense as a percentage of Forward Air operating revenue was 3.3% for the six months ended June 30, 2013 and 2012.  The decrease is primarily attributable to older trailers becoming fully depreciated during 2012. These older trailers are being sold and replaced with new trailers throughout 2013.

FASI

FASI depreciation and amortization increased $0.1 million, or 4.3%, to $2.4 million for the six months ended June 30, 2013 from $2.3 million for the same period in 2012.  Depreciation and amortization expense as a percentage of FASI operating revenue was 5.1% in the six months ended June 30, 2013 compared to 6.1% in the same period of 2012. The decrease in FASI depreciation and amortization as a percentage of revenue is largely due to the increased revenue volumes discussed previously.

TQI

TQI depreciation and amortization of $0.9 million, or 5.6% of revenue, represents $0.3 million of depreciation on acquired equipment and $0.6 million of amortization on acquired intangible assets since the acquisition of TQI on March 4, 2013.

Insurance and Claims

Insurance and claims expense increased $0.8 million, or 16.0%, to $5.8 million for the six months ended June 30, 2013 from $5.0 million for the six months ended June 30, 2012.  Insurance and claims were 1.9% of consolidated operating revenue for the six months ended June 30, 2013 compared with 1.7% for the same period in 2012.

Forward Air

Forward Air insurance and claims expense increased $0.3 million, or 7.9%, to $4.1 million for the six months ended June 30, 2013 from $3.8 million for the six months ended June 30, 2012. The increase in Forward Air insurance and claims was driven by a $0.4 million increase in insurance premiums and vehicle loss reserves and a $0.3 million increase in vehicle accident repairs. These increases were partially offset by a $0.1 million decrease in professional fees associated with litigating vehicle accident claims and a $0.3 million decline in cargo claims. The increase in insurance premiums and vehicle loss results was attributable to 2012 being reduced by a $0.4 million loss development reserve reduction. During the six months ended June 30, 2012, our mid year actuary analysis of vehicle claims allowed us to record a $0.4 million reduction of our vehicle loss development reserves. The 2013 mid year actuary analysis did not result in a similar adjustment.

FASI

FASI insurance and claims expense increased $0.3 million, or 25.0%, to $1.5 million for the six months ended June 30, 2013 from $1.2 million for the six months ended June 30, 2012.  The increase in FASI insurance and claims was largely attributable to a $0.2 million increase in vehicle damage and a $0.1 million increase in reserves for vehicle accidents.

TQI

TQI insurance and claims of $0.2 million, or 1.3% of revenue, primarily represents the cost of insurance premiums since the TQI acquisition on March 4, 2013 through June 30, 2013.

Fuel Expense

Fuel expense increased $1.7 million, or 34.0%, to $6.7 million for the six months ended June 30, 2013 from $5.0 million in the same period of 2012.  Fuel expense was 2.2% of consolidated operating revenue for the six months ended June 30, 2013 compared with 1.7% for the same period in 2012.

Forward Air

Fuel expense decreased $0.2 million, or 9.1%, to $2.0 million in the six months ended June 30, 2013 from $2.2 million in the same period of 2012.  Fuel expense was 0.8% of Forward Air operating revenue in the six months ended June 30, 2013 and 0.9% for the same period of 2012. The decrease in fuel expense resulted from lower fuel prices during first half of 2013 and reduced mileage in conjunction with declining shipping volumes discussed previously.

FASI

FASI fuel expense increased $0.3 million, or 10.7%, to $3.1 million in the six months ended June 30, 2013 from $2.8 million in the same period of 2012.  Fuel expenses were 6.7% of FASI operating revenue in the six months ended June 30, 2013 compared to 7.5% in the same period in 2012.  The increase in FASI fuel expense was mostly the result of increased Company miles associated with the higher business volumes discussed previously partially offset by increased usage of owner-operators and third party carriers and lower fuel prices during the first half of 2013.

TQI

TQI fuel expense was $1.6 million, or 9.9% of revenue, and represents fuel expense incurred since the acquisition of TQI on March 4, 2013 through June 30, 2013. TQI fuel expense is significantly higher as a percentage of operating revenue than Forward Air and FASI's fuel expense, as TQI utilizes a higher ratio of company-employed drivers and company-owned vehicles in its operations.

Other Operating Expenses

Other operating expenses increased $3.2 million, or 15.2%, to $24.2 million in the six months ended June 30, 2013 from $21.0 million in the same period of 2012.  Other operating expenses were 8.0% of consolidated operating revenue for the six months ended June 30, 2013 compared with 7.4% in the same period of 2012.

Forward Air

Other operating expenses increased $0.4 million, or 2.2%, to $18.2 million during the six months ended June 30, 2013 from $17.8 million in the same period of 2012.  Other operating expenses were 7.6% of Forward Air operating revenue in the six months ended June 30, 2013 compared to 7.1% in the same period of 2012.  The increase in other operating expenses as a percentage of revenue and total dollars was attributable to $0.9 million of transaction costs incurred for the acquisition of TQI, $0.3 million incurred for a national corporate meeting during the first quarter of 2013 and $0.2 million increase in bad debt expense. Bad debt expense increased due to a reserve for a specific account we believe to be uncollectible. These increases were partially offset by  $0.4 million increase in the gain on the sale of assets, a $0.4 million reduction of property taxes and reduced terminal and related variable expenses. The reduction in property taxes was the result of reduced tax appraisals for our company-owned terminals.

FASI

FASI other operating expenses increased $2.1 million, or 61.8%, to $5.5 million for the six months ended June 30, 2013 compared to $3.4 million for the same period in 2012.  FASI other operating expenses for the six months ended June 30, 2013 were 11.8% of the segment’s operating revenue compared to 9.0% for the same period in 2012.  The increase in FASI's other operating expenses as a percentage of revenue and in terms of total dollars, was driven by a $1.4 million increase in agent station costs and higher variable terminal and maintenance costs in conjunction with the increased revenue volumes discussed previously. As noted above, we opened additional agent stations to service the new business initiated during February and April 2013.

TQI

TQI other operating expenses were $0.8 million, or 5.0% of revenue, and represent costs such as vehicle maintenance and miscellaneous office and administrative expenses incurred since the acquisition of TQI on March 4, 2013 through June 30, 2013.

Intercompany Eliminations

Intercompany eliminations were $0.3 million in the six months ended June 30, 2013 compared to $0.2 million for the same period in 2012.   These intercompany eliminations are the result of handling services Forward Air and FASI provided each other during the six months ended June 30, 2013.

Results from Operations

Income from operations decreased by $1.6 million, or 4.0%, to $38.3 million for the six months ended June 30, 2013 compared to $39.9 million in the same period of 2012. Income from operations was 12.7% of consolidated operating revenue for the six months ended June 30, 2013 compared with 14.0% in the same period of 2012.

Forward Air

Income from operations decreased by $2.2 million, or 5.4%, to $38.3 million for the six months ended June 30, 2013 compared with $40.5 million for the same period in 2012.  Income from operations as a percentage of Forward Air operating revenue was 15.9% for the six months ended June 30, 2013 compared with 16.3% in the same period of 2012.  The decline in income from operations was primarily the result of the reduced revenue discussed previously.

FASI

FASI’s loss from operations deteriorated approximately $0.4 million, or 66.7%, to a $1.0 million loss for the six months ended June 30, 2013 from a $0.6 million loss for the six months ended June 30, 2012.  The deterioration is primarily due to start up costs and operational inefficiencies, primarily in purchase transportation, associated with new business brought on during 2013 and increased vehicle accident expenses during the six months ended June 30, 2013.

TQI

TQI income from operations was $1.0 million, or 6.2% of revenue, since the acquisition of TQI on March 4, 2013 through June 30, 2013.

Interest Expense

Interest expense was $0.3 million for the six months ended June 30, 2013 compared to $0.1 million for the same period of 2012. Increase is primarily a full six month of fees associated with our line of credit.

Income Taxes

The combined federal and state effective tax rate for the six months ended June 30, 2013 was 35.2% compared to a rate of 38.5% for the same period in 2012. The reduction in our effective tax rate was primarily due to the 2013 retroactive reinstatement of alternative fuel tax credits for 2012 and benefits obtained from disqualified dispositions by employees of previously non-deductible incentive stock options.

Net Income

As a result of the foregoing factors, net income increased by $0.2 million, or 0.8%, to $24.7 million for the six months ended June 30, 2013 compared to $24.5 million for the same period in 2012.

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

Valuation of Goodwill

We test our goodwill for impairment annually or more frequently if events or circumstances indicate impairment may exist. Examples of such events or circumstances could include a significant change in business climate or a loss of significant customers. We complete our annual analysis of our reporting units as of the last day of our second quarter, June 30th. We first consider our operating segment and related components in accordance with U.S. GAAP. Goodwill is allocated to reporting units that are expected to benefit from the business combinations generating the goodwill. We have three reporting units - Forward Air, FASI and TQI. In evaluating reporting units, we first assess qualitative factors to determine whether it is more likely than not that the fair value of either of its reporting units is less than its carrying amount, including goodwill. When performing the qualitative assessment, we consider the impact of factors including, but not limited to, macroeconomic and industry conditions, overall financial performance of each reporting unit, litigation and new legislation. If based on the qualitative assessments we believe it is more likely than not that the fair value of either reporting unit is less than the reporting unit's carrying amount, or as periodically deemed appropriate by management, we will prepare an estimation of the respective reporting unit's fair value. If this estimation of fair value indicates that impairment potentially exists, we will then measure the amount of the impairment, if any. Goodwill impairment exists when the calculated implied fair value of goodwill is less than its carrying value.

We determine the fair value of our reporting units based on a combination of a market approach, which considers comparable companies, and the income approach, using a discounted cash flow model. Under the market approach, valuation multiples are derived based on a selection of comparable companies and applied to projected operating data for each reporting unit to arrive at an indication of fair value. Under the income approach, the discounted cash flow model determines fair value based on the present value of management prepared projected cash flows over a specific projection period and a residual value related to future cash flows beyond the projection period. Both values are discounted using a rate which reflects our best estimate of the weighted average cost of capital of a market participant, and is adjusted for appropriate risk factors. We believe the most sensitive estimate used in our income approach is the management prepared projected cash flows. As deemed appropriate by management, we perform sensitivity tests to ensure reductions of the present value of the projected cash flows by at least 10% would not adversely impact the results of the goodwill impairment tests. Historically, we have equally weighted the income and market approaches as we believed the quality and quantity of the collected information were approximately equal.

In 2013, we performed a fair value estimation for each reporting unit. Our 2013 calculations for Forward Air, FASI and TQI indicated that, as of June 30, 2013, the fair value of each reporting unit exceeded their carrying value by approximately 165.0%, 81.0% and 3.0%, respectively. For our 2013 analysis the significant assumptions used for the income approach were 10 years of projected net cash flows and the following discount and long-term growth rates.

	Forward Air	FASI	TQI
Discount rate	13.5%	18.0%	19.0%
Long-term growth rate	5.0%	5.0%	4.0%

These estimates used to calculate the fair value of each reporting unit change from year to year based on operating results, market conditions, and other factors. Changes in these estimates and assumptions could materially affect the determination of the reporting unit's fair value and goodwill impairment for the reporting unit. For example, during the first quarter of 2009, we determined there were indicators of potential impairment of the goodwill assigned to the FASI segment. This determination was based on the continuing economic recession, declines in current market valuations, FASI operating losses in excess of expectations and reductions of projected net cash flows. As a result, we performed an interim impairment test as of March 31, 2009. Based on the results of the interim impairment test, we concluded that an impairment loss was probable and could be reasonably estimated. Consequently, we recorded a goodwill impairment charge of $7.0 million related to the FASI segment during the first quarter of 2009.

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital expenditures, with cash flows from operations and borrowings under our bank lines of credit. Net cash provided by operating activities totaled approximately $37.3 million for the six months ended June 30, 2013 compared to approximately $23.9 million for the six months ended June 30, 2012. The $13.3 million increase in cash provided by operating activities is mainly attributable to a $8.4 million increase in cash collected from accounts receivable and a $5.3 million decrease in cash used to fund accounts payable and prepaid assets. Improvement in cash used for accounts payable and prepaid assets is largely due to reduced estimated income tax prepayments. The cash flow improvements were partially offset by a $0.4 million decrease in net earnings after consideration of non-cash items.

Net cash used in investing activities was approximately $72.3 million for the six months ended June 30, 2013 compared with approximately $17.9 million used in investing activities during the six months ended June 30, 2012. Investing activities during the six months ended June 30, 2013 consisted primarily of $45.3 million used to acquire TQI and capital expenditures of $28.0 million for new trailers, vehicles and forklifts to replace aging units.  The proceeds from disposal of property and equipment during the six months ended June 30, 2013 and 2012 were primarily from sales of older trailers and vehicles.

Net cash provided by financing activities totaled approximately $4.0 million for the six months ended June 30, 2013 and 2012.  Changes in cash from financing activities are mainly the settlement of the $20.1 million in debt assumed with the acquisition of TQI net of $22.4 million increase in cash received from the exercise of stock options and the related income tax benefit.
Cash from financing for the six months ended June 30, 2013 and 2012 also included quarterly dividend payments which increased $1.9 million year over year as during the third quarter of 2012 our Board of the Directors increased the quarterly cash dividend from our historic $0.07 per share to $0.10 per share.

In February 2012, we entered into a $150.0 million credit facility. This facility has a term of five years and matures in February 2017. Interest rates for advances under the facility are LIBOR plus 1.1% based upon covenants related to total indebtedness to earnings (1.3% at June 30, 2013). The agreement contains certain covenants and restrictions related to new indebtedness, investment types and dispositions of property. None of the covenants are expected to significantly affect our operations or ability to pay dividends. No assets are pledged as collateral against the credit facility. As of June 30, 2013, we had no borrowings outstanding under the credit facility. At June 30, 2013, we had utilized $11.3 million of availability for outstanding letters of credit and had $138.7 million of available borrowing capacity under this credit facility.

 In July 2007, our Board of Directors approved a stock repurchase program (“Repurchase Plan”) for up to two million shares of our common stock. As of June 30, 2013, 815,059 shares remain that may be repurchased under the Repurchase Plan.

During the first and second quarters of 2012, our Board of Directors declared a cash dividend of $0.07 per share of common stock. During the first and second quarters of 2013 and the third and fourth quarters of 2012, our Board of Directors declared a cash dividend of $0.10 per share.  We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by our Board of Directors.

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

The SEC's general guidance permits the exclusion of an assessment of the effectiveness of a registrant's disclosure controls and procedures as they relate to its internal controls over financial reporting for an acquired business during the first year following such acquisition, if among other circumstances and factors there is not adequate time between the acquisition date and the date of assessment. As previously disclosed, the Company completed its acquisition of TQI Holdings, Inc. (“TQI”) on March 4, 2013. TQI represents approximately 17.7% percent of the Company's total assets as of June 30, 2013. Management's assessment and conclusion on the effectiveness of the Company's disclosure controls and procedures as of June 30, 2013 excluded an assessment of the internal control over financial reporting of TQI.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the six months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no unregistered purchases of shares of our common stock during the six months ended June 30, 2013.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

In accordance with SEC Release No. 33-8212, Exhibits 32.1 and 32.2 are to be treated as “accompanying” this report rather than “filed” as part of the report.

No.	Exhibit
3.1
Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999 (File No. 0-22490))

3.2
Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3-1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 6, 2009 (File No. 0-22490))

4.1
Form of Forward Air Corporation Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998 (File No. 0-22490))

10.1
Forward Air Corporation Amended and Restated Stock Option and Incentive Plan, as further and amended and restated on February 7, 2013 (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2013 (File No. 0-22490))

10.2
Form of Performance Share Agreement for performance shares granted in February 2013, under the registrant’s Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed with the Securities and Exchange Commission on April 25, 2013 (File No. 0-22490))

10.3
Form of Restricted Stock Agreement for an award granted in February 2013, under the registrant’s Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed with the Securities and Exchange Commission on April 25, 2013 (File No. 0-22490))

10.4
Form of Non-Qualified Stock Option Agreement for an award granted in February 2013, under the registrant’s Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed with the Securities and Exchange Commission on April 25, 2013 (File No. 0-22490))

10.5
Amended and Restated Non-Employee Director Stock Plan, as further amended and restated on February 8, 2013 (incorporated herein by reference to Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed with the Securities and Exchange Commission on April 25, 2013 (File No. 0-22490))

10.6
Stock Purchase Agreement dated March 4, 2013, by and among Forward Air Corporation, TQI Holdings, Inc. and the sellers named therein. (incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2013 (File No. 0-22490))

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

Forward Air Corporation
Date: July 25, 2013	By:	/s/ Rodney L. Bell
Rodney L. Bell Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer)

By:	/s/ Michael P. McLean
Michael P. McLean Chief Accounting Officer, Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

No.	Exhibit
3.1
Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999 (File No. 0-22490))

3.2
Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3-1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 6, 2009 (File No. 0-22490))

4.1
Form of Forward Air Corporation Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998 (File No. 0-22490))

10.1
Forward Air Corporation Amended and Restated Stock Option and Incentive Plan, as further and amended and restated on February 7, 2013 (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2013 (File No. 0-22490))

10.2
Form of Performance Share Agreement for performance shares granted in February 2013, under the registrant’s Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed with the Securities and Exchange Commission on April 25, 2013 (File No. 0-22490))

10.3
Form of Restricted Stock Agreement for an award granted in February 2013, under the registrant’s Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed with the Securities and Exchange Commission on April 25, 2013 (File No. 0-22490))

10.4
Form of Non-Qualified Stock Option Agreement for an award granted in February 2013, under the registrant’s Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed with the Securities and Exchange Commission on April 25, 2013 (File No. 0-22490))

10.5
Amended and Restated Non-Employee Director Stock Plan, as further amended and restated on February 8, 2013 (incorporated herein by reference to Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed with the Securities and Exchange Commission on April 25, 2013 (File No. 0-22490))

10.6
Stock Purchase Agreement dated March 4, 2013, by and among Forward Air Corporation, TQI Holdings, Inc. and the sellers named therein. (incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2013 (File No. 0-22490))

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