Form 10-Q
period 2013-09-30
FORWARD AIR CORP
filed 2013-10-25
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2013
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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of October 21, 2013 was 30,615,604.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited).

Forward Air Corporation
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)
(Unaudited)
	September 30, 2013	December 31, 2012
Assets
Current assets:
Cash	$98,551	$112,182
Accounts receivable, less allowance of $1,671 in 2013 and $1,444 in 2012	83,224	75,262
Other current assets	18,849	10,952
Total current assets	200,624	198,396

Property and equipment	270,113	239,138
Less accumulated depreciation and amortization	112,514	105,581
Total property and equipment, net	157,599	133,557
Goodwill and other acquired intangibles:
Goodwill	88,404	43,332
Other acquired intangibles, net of accumulated amortization of $30,276 in 2013 and $26,028 in 2012	41,624	22,102
Total net goodwill and other acquired intangibles	130,028	65,434
Other assets	2,551	1,800
Total assets	$490,802	$399,187

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$17,067	$11,168
Accrued expenses	19,490	16,476
Current portion of debt and capital lease obligations	92	276
Total current liabilities	36,649	27,920

Long-term debt and capital lease obligations, less current portion	4	58
Other long-term liabilities	9,129	7,098
Deferred income taxes	26,576	12,440

Shareholders’ equity:
Preferred stock	—	—
Common stock, $0.01 par value: Authorized shares - 50,000,000, Issued and outstanding shares - 30,415,873 in 2013 and 29,194,761 in 2012	304	292
Additional paid-in capital	102,465	64,644
Retained earnings	315,675	286,735
Total shareholders’ equity	418,444	351,671
Total liabilities and shareholders’ equity	$490,802	$399,187

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Operating revenue:
Airport-to-airport	$100,960	$96,914	$288,457	$290,006
Logistics	32,562	20,878	87,474	63,315
Other	6,862	6,528	19,624	19,498
Pool distribution	29,649	19,194	75,841	56,102
Total operating revenue	170,033	143,514	471,396	428,921

Operating expenses:
Purchased transportation
Airport-to-airport	42,407	40,150	118,605	119,546
Logistics	22,152	15,954	59,696	47,756
Other	2,039	1,822	5,707	5,252
Pool distribution	8,613	5,176	22,454	14,989
Total purchased transportation	75,211	63,102	206,462	187,543
Salaries, wages and employee benefits	39,165	31,698	109,149	97,408
Operating leases	6,991	6,895	20,923	20,826
Depreciation and amortization	6,220	5,425	17,377	15,940
Insurance and claims	3,290	3,098	9,164	8,132
Fuel expense	3,871	2,318	10,535	7,271
Other operating expenses	12,428	11,352	36,634	32,303
Total operating expenses	147,176	123,888	410,244	369,423
Income from operations	22,857	19,626	61,152	59,498

Other income (expense):
Interest expense	(145)	(111)	(401)	(241)
Other, net	27	(21)	72	(6)
Total other expense	(118)	(132)	(329)	(247)
Income before income taxes	22,739	19,494	60,823	59,251
Income taxes	8,542	7,227	21,941	22,544
Net income and comprehensive income	$14,197	$12,267	$38,882	$36,707

Net income per share:
Basic	$0.47	$0.42	$1.30	$1.27
Diluted	$0.46	$0.41	$1.27	$1.24
Weighted average shares outstanding:
Basic	30,374	29,088	30,017	28,895
Diluted	30,986	29,660	30,677	29,484

Dividends per share:	$0.10	$0.10	$0.30	$0.24

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended
	September 30, 2013	September 30, 2012

Operating activities:
Net income	$38,882	$36,707
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	17,377	15,940
Share-based compensation	4,619	4,550
(Gain) loss on disposal of property and equipment	(468)	259
Provision for loss on receivables	234	226
Provision for revenue adjustments	1,705	1,417
Deferred income tax	4,658	2,460
Excess tax benefit for stock options exercised	(3,207)	(354)
Changes in operating assets and liabilities
Accounts receivable	(4,262)	(5,599)
Prepaid expenses and other current assets	(1,575)	(1,629)
Accounts payable and accrued expenses	2,524	(8,298)
Net cash provided by operating activities	60,487	45,679

Investing activities:
Proceeds from disposal of property and equipment	1,665	867
Purchases of property and equipment	(33,266)	(20,499)
Acquisition of businesses, net of cash acquired	(45,328)	—
Other	(111)	(267)
Net cash used in investing activities	(77,040)	(19,899)

Financing activities:
Payments of debt and capital lease obligations	(20,351)	(411)
Proceeds from exercise of stock options	29,866	15,740
Payments of cash dividends	(9,071)	(7,009)
Common stock issued under employee stock purchase plan	137	119
Cash settlement of share-based awards for minimum tax withholdings	(866)	(386)
Excess tax benefit for stock options exercised	3,207	354
Net cash provided by financing activities	2,922	8,407
Net (decrease) increase in cash	(13,631)	34,187
Cash at beginning of period	112,182	58,801
Cash at end of period	$98,551	$92,988

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2013

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company’s operating results are subject to seasonal trends when measured on a quarterly basis; therefore operating results for the three and nine months ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013. For further information, refer to the consolidated financial statements and notes thereto included in the Forward Air Corporation Annual Report on Form 10-K for the year ended December 31, 2012.

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
Pursuant to the terms of the Agreement, the Company could pay the former shareholders of TQI additional cash consideration from $0 to $5,000 if certain earnings before interest, taxes, depreciation and amortization ("EBITDA") goals are exceeded. The ultimate payout is based on the level by which TQI operating results exceed specified thresholds as defined by the Agreement in both 2013 and 2014. The Company has recognized an estimated earn-out liability of $614 based on the most probable outcomes as of the acquisition date and September 30, 2013. The fair value of the earn-out liability (level 3) was estimated using an income

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2013

approach based on the present value of probability-weighted amounts payable under a range of performance scenarios for 2013 and 2014 and a discount rate of 10.9%. If TQI's 2013 or 2014 EBITDA performance fails to meet or exceeds the projections used in our valuation of the earn out liability the final value of the liability could be significantly lower or higher than the liability the Company has currently recorded.
The Company incurred total transaction costs related to the acquisition of approximately $943, which was expensed during the nine months ended September 30, 2013, in accordance with U.S. GAAP. These transaction costs were primarily included in "Other operating expenses" expense in the consolidated statements of comprehensive income.
The acquisition allows the Company to expand and diversify its complimentary truckload operations while maintaining its goal of offering high-value added services.
The following table presents the preliminary allocation of the TQI purchase price to the assets acquired and liabilities assumed based on their estimated fair values and resulting residual goodwill (in thousands):

March 4, 2013
Tangible assets:
Accounts receivable	$5,639
Prepaid expenses and other current assets	1,201
Property and equipment	5,103
Other assets	728
Deferred income taxes	937
Total tangible assets	13,608
Intangible assets:
Non-compete agreements	470
Trade name	1,000
Customer relationships	22,300
Goodwill	45,072
Total intangible assets	68,842
Total assets acquired	82,450

Liabilities assumed:
Current liabilities	4,833
Other liabilities	1,735
Debt	20,113
Deferred income taxes	10,441
Total liabilities assumed	37,122
Net assets acquired	$45,328
The above estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the TQI acquisition date through the date of this filing. The Company is still in the process of finalizing the valuation of income tax related assets and liabilities and certain disputed charges for other taxes and associated professional fees. The acquired non-compete agreements and trade names are being amortized on straight-line basis over a 5 year life. Customer relationships acquired are being amortized on straight-line basis over a 15 year life.
The fair value of the non-compete agreements, trade name and customer relationship assets were estimated using an income approach (level 3). Under this method, an intangible asset's fair value is equal to the present value of the incremental after-tax

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2013

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
The assets, liabilities, and operating results of TQI have been included in the Company's consolidated financial statements from the date of acquisition and have been assigned to a new TQI reportable segment. The results of TQI reflected in the Company's consolidated statements of comprehensive income are as follows (in thousands, except per share data):

	Three months ended September 30, 2013	Since acquisition date to September 30, 2013
Logistics revenue	$12,431	$28,545
Operating income	934	1,936
Net income	547	1,180
Net income per share
Basic	$0.02	$0.04
Diluted	$0.02	$0.04
The following unaudited pro forma information presents a summary of the Company's consolidated results of operations as if the TQI acquisition occurred as of January 1, 2012 (in thousands, except per share data).

	Three months ended
	September 30, 2013	September 30, 2012
Operating revenue	$170,033	$158,499
Income from operations	22,857	21,333
Net income	14,197	13,317
Net income per share
Basic	$0.47	$0.46
Diluted	$0.46	$0.45

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2013

	Nine months ended
	September 30, 2013	September 30, 2012
Operating revenue	$479,940	$472,186
Income from operations	61,461	63,355
Net income	39,073	39,079
Net income per share
Basic	$1.30	$1.35
Diluted	$1.27	$1.33
Goodwill
The following is a summary of the changes in goodwill for the nine months ended September 30, 2013. All goodwill, except the goodwill assigned to TQI, is deductible for tax purposes.

	Forward Air		FASI		TQI		Total
		Accumulated		Accumulated		Accumulated
	Goodwill	Impairment	Goodwill	Impairment	Goodwill	Impairment	Net
Beginning balance, December 31, 2012	$37,926	$—	$12,359	$(6,953)	$—	$—	$43,332
TQI acquisition	—	—	—	—	45,072	—	45,072
Ending balance, September 30, 2013	$37,926	$—	$12,359	$(6,953)	$45,072	$—	$88,404
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
September 30, 2013

date fair value of the instrument and is recognized, net of estimated forfeitures, ratably over the requisite service period, or vesting period. The Company estimates forfeitures based upon historical experience.  All share-based compensation expense is recognized in salaries, wages and employee benefits.

Employee Activity - Stock Options

Stock option grants to employees generally expire seven years from the grant date and typically vest ratably over a three-year period.  The Company used the Black-Scholes option-pricing model to estimate the grant-date fair value of options granted.  The weighted-average fair value of options granted and assumptions used to calculate their fair value during the three and nine months ended September 30, 2013 and 2012 were as follows:

	Three months ended
	September 30, 2013	September 30, 2012
Expected dividend yield	1.2%	-
Expected stock price volatility	43.4%	-
Weighted average risk-free interest rate	1.5%	-
Expected life of options (years)	4.5	-
Weighted average grant date fair value	$13	-

	Nine months ended
	September 30, 2013	September 30, 2012
Expected dividend yield	1.2%	0.9%
Expected stock price volatility	43.7%	46.6%
Weighted average risk-free interest rate	0.9%	0.8%
Expected life of options (years)	5.3	4.2
Weighted average grant date fair value	$13	$13

The following tables summarize the Company’s employee stock option activity and related information:

	Three months ended September 30, 2013
				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Options	Exercise	Value	Contractual
	(000)	Price	(000)	Term
Outstanding at June 30, 2013	1,902	$27
Granted	5	37
Exercised	(69)	24
Forfeited	—	—
Outstanding at September 30, 2013	1,838	$27	$19,715	2.6
Exercisable at September 30, 2013	1,622	$26	$19,159	2.2

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2013

	Three months ended
	September 30, 2013	September 30, 2012
Shared-based compensation for options	$329	$575
Tax benefit for option compensation	124	167
Unrecognized compensation cost for options, net of estimated forfeitures	1,899	2,052

	Nine months ended September 30, 2013
				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Options	Exercise	Value	Contractual
	(000)	Price	(000)	Term
Outstanding at December 31, 2012	2,874	$26
Granted	114	37
Exercised	(1,150)	26
Forfeited	—	$—
Outstanding at September 30, 2013	1,838	$27	$19,715	2.6
Exercisable at September 30, 2013	1,622	$26	$19,159	2.2

	Nine months ended
	September 30, 2013	September 30, 2012
Shared-based compensation for options	$1,076	$1,994
Tax benefit for option compensation	381	546
Unrecognized compensation cost for options, net of estimated forfeitures	1,899	2,052

Employee Activity - Non-vested Shares

Non-vested share grants to employees vest ratably over a three-year period.  The non-vested shares’ fair values were estimated using closing market prices on the day of grant. The following tables summarize the Company’s employee non-vested share activity and related information:

	Three months ended September 30, 2013
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at June 30, 2013	189	$35
Granted	—	—
Vested	—	—
Forfeited	(2)	35
Outstanding and non-vested at September 30, 2013	187	$35	$6,638

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2013

	Three months ended
	September 30, 2013	September 30, 2012
Shared-based compensation for non-vested shares	$781	$506
Tax benefit for non-vested share compensation	297	196
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	4,508	4,035

	Nine months ended September 30, 2013
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2012	168	$33
Granted	98	37
Vested	(68)	37
Forfeited	(11)	36
Outstanding and non-vested at September 30, 2013	187	$35	$6,638

	Nine months ended
	September 30, 2013	September 30, 2012
Shared-based compensation for non-vested shares	$2,289	$1,502
Tax benefit for non-vested share compensation	872	581
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	4,508	4,035

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

	Nine months ended
	September 30, 2013	September 30, 2012
Expected stock price volatility	34.5%	40.8%
Weighted average risk-free interest rate	0.4%	0.4%

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2013

The following tables summarize the Company’s employee performance share activity, assuming median share awards, and related information:

	Three months ended September 30, 2013
		Weighted-	Aggregate
	Performance	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at June 30, 2013	88	$37
Granted	—	—
Vested	—	—
Outstanding and non-vested at September 30, 2013	88	$37	$3,278

	Three months ended
	September 30, 2013	September 30, 2012
Shared-based compensation for performance shares	$275	$185
Tax benefit for performance share compensation	105	72
Unrecognized compensation cost for performance shares, net of estimated forfeitures	1,465	1,356

	Nine months ended September 30, 2013
		Weighted-	Aggregate
	Performance	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2012	62	$36
Granted	26	40
Vested	—	—
Outstanding and non-vested at September 30, 2013	88	$37	$3,278

	Nine months ended
	September 30, 2013	September 30, 2012
Shared-based compensation for performance shares	$780	$515
Tax benefit for performance share compensation	297	199
Unrecognized compensation cost for performance shares, net of estimated forfeitures	1,465	1,356

Employee Activity - Employee Stock Purchase Plan

Under the 2005 Employee Stock Purchase Plan (the “ESPP”), which has been approved by shareholders, the Company is authorized to issue up to a remaining 416,881 shares of common stock to employees of the Company. These shares may be issued at a price equal to 90% of the lesser of the market value on the first day or the last day of each six-month purchase period. Common stock purchases are paid for through periodic payroll deductions and/or up to two large lump sum contributions. For the nine months ended September 30, 2013, participants under the plan purchased 4,241 shares at an average price of $32.34 per share. For the nine months ended September 30, 2012, participants under the plan purchased 4,121 shares at an average price of $29.04 per share.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2013

The weighted-average fair value of each purchase right under the ESPP granted for the nine months ended September 30, 2013, which is equal to the discount from the market value of the common stock at the end of each six month purchase period, was $5.94 per share. The weighted-average fair value of each purchase right under the ESPP granted for the nine months ended September 30, 2012, which is equal to the discount from the market value of the common stock at the end of each six month purchase period, was $3.23 per share. Share-based compensation expense of $26 and $13 was recognized during the nine months ended September 30, 2013 and 2012, respectively.

Non-employee Director Activity - Non-vested Shares

Grants of non-vested shares to non-employee directors vest ratably over the elected term to the Board of Directors, or one year.  The following tables summarize the Company’s non-employee non-vested share activity and related information:

	Three months ended September 30, 2013
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at June 30, 2013	15	$38
Granted	—	—
Vested	—	—
Outstanding and non-vested at September 30, 2013	15	$38	$560

	Three months ended
	September 30, 2013	September 30, 2012
Shared-based compensation for non-vested shares	$141	$161
Tax benefit for non-vested share compensation	54	62
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	335	385

	Nine months ended September 30, 2013
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2012	20	$32
Granted	15	38
Vested	(20)	32
Outstanding and non-vested at September 30, 2013	15	$38	$560

	Nine months ended
	September 30, 2013	September 30, 2012
Shared-based compensation for non-vested shares	$448	$526
Tax benefit for non-vested share compensation	171	204
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	335	385

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2013

Non-employee Director Activity - Stock Options

In addition to the above activity, each May from 1995 to 2005 options were granted to the non-employee directors of the Company.  The options have terms of ten years and are fully exercisable.  At September 30, 2013, 26,250 options were outstanding and will expire between May 2014 and May 2015.  At September 30, 2013, the weighted average exercise price per share and remaining contractual term for the outstanding options of non-employee directors were $23 and 1.2 years, respectively.

4.    Senior Credit Facility
In February 2012, the Company entered into a new $150,000 credit facility. This facility has a term of five years and matures in February 2017. The Company entered into this larger credit facility in order to fund potential acquisitions, the repurchase of its common stock and the financing of other general business purposes. Interest rates for advances under the facility are LIBOR plus 1.1% based upon covenants related to total indebtedness to earnings (1.3% at September 30, 2013). The agreement contains certain covenants and restrictions, none of which are expected to significantly affect the Company's operations or ability to pay dividends. No assets are pledged as collateral against the credit facility. As of September 30, 2013, the Company had no borrowings outstanding under the senior credit facility. At September 30, 2013, the Company had utilized $9,374 of availability for outstanding letters of credit and had $140,626 of available borrowing capacity outstanding under the senior credit facility.

5.    Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three months ended		Nine months ended
	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Numerator:
Numerator for basic and diluted income per share - net income	$14,197	$12,267	$38,882	$36,707
Denominator (in thousands):
Denominator for basic income per share - weighted-average shares	30,374	29,088	30,017	28,895
Effect of dilutive stock options (in thousands)	447	493	512	517
Effect of dilutive performance shares (in thousands)	13	—	9	—
Effect of dilutive non-vested shares and deferred stock units (in thousands)	152	79	139	72
Denominator for diluted income per share - adjusted weighted-average shares	30,986	29,660	30,677	29,484
Basic net income per share	$0.47	$0.42	$1.30	$1.27
Diluted net income per share	$0.46	$0.41	$1.27	$1.24

The number of instruments that could potentially dilute net income per basic share in the future, but that were not included in the computation of net income per diluted share because to do so would have been anti-dilutive for the periods presented, are as follows:

	September 30, 2013	September 30, 2012
Anti-dilutive stock options (in thousands)	186	213
Anti-dilutive performance shares (in thousands)	—	21
Anti-dilutive non-vested shares and deferred stock units (in thousands)	—	—
Total anti-dilutive shares (in thousands)	186	234

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2013

6.    Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states and Canada. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2007.

For the three and nine months ended September 30, 2013 and 2012, the effective income tax rates varied from the statutory federal income tax rate of 35.0%, primarily as a result of the effect of state income taxes, net of the federal benefit, and permanent differences between book and tax net income. The combined federal and state effective tax rate for the nine months ended September 30, 2013 was 36.1% compared to a rate of 38.0% for the same period in 2012.  The reduction in the effective tax rate was primarily due to the 2013 retroactive reinstatement of alternative fuel tax credits for 2012 and benefits obtained from disqualified dispositions by employees of previously non-deductible incentive stock options.

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

	September 30, 2013
	Carrying Value	Fair Value
Debt and capital leases	$96	$131

The Company's fair value calculations for the above financial instruments are classified within level 3 of the fair value hierarchy.

8.    Shareholders' Equity

During the first and second quarters of 2012, the Company’s Board of Directors declared a cash dividend of $0.07 per share of common stock. During the third and fourth quarters of 2012 and each quarter of 2013, the Company's Board of Directors declared a cash dividend of $0.10 per share of common stock. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

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
September 30, 2013

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

The following tables summarize segment information about net income (loss) and assets used by the chief operating decision maker of the Company in making decisions regarding allocation of assets and resources as of and for the three and nine months ended September 30, 2013 and 2012.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2013

	Three months ended September 30, 2013
	Forward Air	FASI	TQI	Eliminations	Consolidated
External revenues	$127,953	$29,649	$12,431	$—	$170,033
Intersegment revenues	838	179	—	(1,017)	—
Depreciation and amortization	4,238	1,254	728	—	6,220
Share-based compensation expense	1,471	28	26	—	1,525
Interest expense	144	1	—	—	145
Interest income	6	—	—	—	6
Income tax expense	7,604	551	387	—	8,542
Net income	12,768	882	547	—	14,197
Total assets	464,538	42,043	84,343	(100,122)	490,802
Capital expenditures	1,679	1,797	1,796	—	5,272

	Three months ended September 30, 2012
	Forward Air	FASI	TQI	Eliminations	Consolidated
External revenues	$124,320	$19,194	$—	$—	$143,514
Intersegment revenues	186	274	—	(460)	—
Depreciation and amortization	4,242	1,183	—	—	5,425
Share-based compensation expense	1,412	16	—	—	1,428
Interest expense	106	5	—	—	111
Interest income	5	—	—	—	5
Income tax expense	7,133	94	—	—	7,227
Net income	12,106	161	—	—	12,267
Total assets	386,462	36,279	—	(36,123)	386,618
Capital expenditures	1,343	838	—	—	2,181

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2013

	Nine months ended September 30, 2013
	Forward Air	FASI	TQI	Eliminations	Consolidated
External revenues	$367,011	$75,841	$28,544	$—	$471,396
Intersegment revenues	1,969	540	—	(2,509)	—
Depreciation and amortization	12,110	3,621	1,646	—	17,377
Share-based compensation expense	4,453	113	53	—	4,619
Interest expense	395	6	—	—	401
Interest income	29	—	1	—	30
Income tax expense	20,989	196	756	—	21,941
Net income	37,481	221	1,180	—	38,882
Total assets	464,538	42,043	84,343	(100,122)	490,802
Capital expenditures	23,993	6,302	2,971	—	33,266

	Nine months ended September 30, 2012
	Forward Air	FASI	TQI	Eliminations	Consolidated
External revenues	$372,819	$56,102	$—	$—	$428,921
Intersegment revenues	939	572	—	(1,511)	—
Depreciation and amortization	12,455	3,485	—	—	15,940
Share-based compensation expense	4,399	151	—	—	4,550
Interest expense	223	18	—	—	241
Interest income	29	—	—	—	29
Income tax expense (benefit)	22,689	(145)	—	—	22,544
Net income (loss)	36,993	(286)	—	—	36,707
Total assets	386,462	36,279	—	(36,123)	386,618
Capital expenditures	15,310	5,189	—	—	20,499

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Trends and Developments

Acquisition of TQI

On March 4, 2013, we entered into a Stock Purchase Agreement ("Agreement") with all of the shareholders of TQI to acquire 100% of the outstanding stock. Pursuant to the terms of the Agreement and concurrently with the execution of the Agreement, we acquired all of the outstanding capital stock of TQI in exchange for $45.3 million in net cash, $20.1 million in assumed debt and an available earn-out of $5.0 million. The assumed debt was immediately paid in full after funding of the acquisition. The acquisition and settlement of the assumed debt were funded using our cash on hand.
Pursuant to the terms of the Agreement, we could pay the former shareholders of TQI additional cash consideration from $0 to $5.0 million if certain earnings before interest, taxes, depreciation and amortization ("EBITDA") goals are exceeded. The ultimate payout is based on the level by which TQI operating results exceed specified thresholds as defined by the Agreement in both 2013 and 2014.
Results from Operations
During the three months ended September 30, 2013, we experienced a 18.5% increase in our consolidated revenues compared to the three months ended September 30, 2012.  The increase in revenue is primarily attributable to revenue from our newly acquired segment, TQI, and increased revenue from FASI. In addition, during the third quarter of 2013 we experienced increased revenue from Forward Air. During the three months ended September 30, 2013, TQI contributed $12.4 million in operating revenue and approximately $0.9 million in operating income.

FASI revenue increased 52.8% and operating results improved $1.1 million for the three months ended September 30, 2013, compared to the same period in 2012.  The FASI revenue increase was primarily the result of new business wins.  The increase in revenue drove the $1.1 million improvement in FASI’s income from operations during the three months ended September 30, 2013, compared to the three months ended September 30, 2012.

Forward Air's revenue and operating income improved 3.5% and 6.7%, respectively, for the three months ended September 30, 2013, compared to the same period in 2012. These increases were largely attributable to higher business volumes for our airport-to-airport services.

Our net fuel surcharge revenue is the result of our fuel surcharge rates, which are set weekly using the national average for diesel price per gallon, and the tonnage transiting our network.  During the three and nine months ended September 30, 2013, total net fuel surcharge revenue increased 40.6% and 23.5%, respectively, as compared to the same period in 2012. The increase in net fuel surcharge revenue for the three and nine months ended September 30, 2013 compared to the same period in 2012 was mostly due to the acquisition of TQI and increased FASI business volumes.

Goodwill
As of September 30, 2013, the carrying value of goodwill related to the Forward Air, FASI and TQI segments was $37.9 million, $5.4 million and $45.1 million, respectively. In accordance with our accounting policy, we conducted our annual impairment assessments and tests of goodwill for each reporting unit as of June 30, 2013 and no impairment charges were required.

Results of Operations

The following table sets forth our consolidated historical financial data for the three months ended September 30, 2013 and 2012 (in millions):

	Three months ended
	September 30, 2013	September 30, 2012	Change	Percent Change
Operating revenue	$170.0	$143.5	$26.5	18.5%
Operating expenses:
Purchased transportation	75.2	63.1	12.1	19.2
Salaries, wages, and employee benefits	39.1	31.7	7.4	23.3
Operating leases	7.0	6.9	0.1	1.4
Depreciation and amortization	6.2	5.5	0.7	12.7
Insurance and claims	3.3	3.1	0.2	6.5
Fuel expense	3.9	2.3	1.6	69.6
Other operating expenses	12.4	11.3	1.1	9.7
Total operating expenses	147.1	123.9	23.2	18.7
Income from operations	22.9	19.6	3.3	16.8
Other expense:
Interest expense	(0.1)	(0.1)	—	—
Total other expense	(0.1)	(0.1)	—	—
Income before income taxes	22.8	19.5	3.3	16.9
Income taxes	8.6	7.2	1.4	19.4
Net income	$14.2	$12.3	$1.9	15.4%

The following table sets forth our historical financial data by segment for the three months ended September 30, 2013 and 2012 (in millions):

	Three months ended
	September 30,	Percent of	September 30,	Percent of		Percent
	2013	Revenue	2012	Revenue	Change	Change
Operating revenue
Forward Air	$128.8	75.8%	$124.5	86.8%	$4.3	3.5%
FASI	29.8	17.5	19.5	13.6	10.3	52.8
TQI	12.4	7.3	—	—	12.4	100.0
Intercompany eliminations	(1.0)	(0.6)	(0.5)	(0.4)	(0.5)	100.0
Total	170.0	100.0	143.5	100.0	26.5	18.5

Purchased transportation
Forward Air	59.9	46.5	58.1	46.7	1.8	3.1
FASI	9.1	30.5	5.4	27.7	3.7	68.5
TQI	6.9	55.6	—	—	6.9	100.0
Intercompany eliminations	(0.7)	70.0	(0.4)	80.0	(0.3)	75.0
Total	75.2	44.2	63.1	44.0	12.1	19.2

Salaries, wages and employee benefits
Forward Air	27.3	21.2	24.3	19.5	3.0	12.3
FASI	10.0	33.6	7.4	37.9	2.6	35.1
TQI	1.8	14.5	—	—	1.8	100.0
Total	39.1	23.0	31.7	22.1	7.4	23.3

Operating leases
Forward Air	4.9	3.8	5.2	4.2	(0.3)	(5.8)
FASI	2.1	7.0	1.7	8.7	0.4	23.5
TQI	—	—	—	—	—	—
Total	7.0	4.1	6.9	4.8	0.1	1.4

Depreciation and amortization
Forward Air	4.2	3.3	4.3	3.4	(0.1)	(2.3)
FASI	1.3	4.4	1.2	6.2	0.1	8.3
TQI	0.7	5.7	—	—	0.7	100.0
Total	6.2	3.7	5.5	3.8	0.7	12.7

Insurance and claims
Forward Air	2.3	1.8	2.6	2.1	(0.3)	(11.5)
FASI	0.8	2.7	0.5	2.6	0.3	60.0
TQI	0.2	1.6	—	—	0.2	100.0
Total	3.3	1.9	3.1	2.1	0.2	6.5

Fuel expense
Forward Air	0.9	0.7	1.0	0.8	(0.1)	(10.0)
FASI	1.7	5.7	1.3	6.7	0.4	30.8
TQI	1.3	10.5	—	—	1.3	100.0
Total	3.9	2.3	2.3	1.6	1.6	69.6

Other operating expenses
Forward Air	8.7	6.7	9.7	7.8	(1.0)	(10.3)
FASI	3.4	11.4	1.7	8.7	1.7	100.0
TQI	0.6	4.8	—	—	0.6	100.0
Intercompany eliminations	(0.3)	30.0	(0.1)	20.0	(0.2)	200.0
Total	12.4	7.3	11.3	7.9	1.1	9.7

Income from operations
Forward Air	20.6	16.0	19.3	15.5	1.3	6.7
FASI	1.4	4.7	0.3	1.5	1.1	366.7
TQI	0.9	7.3	—	—	0.9	100.0
Total	$22.9	13.5%	$19.6	13.7%	$3.3	16.8%

The following table presents the components of the Forward Air segment’s operating revenue and purchased transportation for the three months ended September 30, 2013 and 2012 (in millions):

	Three months ended
	September 30, 2013	Percent of Revenue	September 30, 2012	Percent of Revenue	Change	Percent Change
Forward Air revenue
Airport-to-airport	$101.2	78.6%	$97.0	77.9%	$4.2	4.3%
Logistics	20.4	15.8	20.9	16.8	(0.5)	(2.4)
Other	7.2	5.6	6.6	5.3	0.6	9.1
Total	$128.8	100.0%	$124.5	100.0%	$4.3	3.5%

Forward Air purchased transportation
Airport-to-airport	$42.6	42.1%	$40.3	41.5%	$2.3	5.7%
Logistics	15.3	75.0	16.0	76.6	(0.7)	(4.4)
Other	2.0	27.8	1.8	27.3	0.2	11.1
Total	$59.9	46.5%	$58.1	46.7%	$1.8	3.1%

Three Months Ended September 30, 2013 compared to Three Months Ended September 30, 2012

Revenues

Operating revenue increased by $26.5 million, or 18.5%, to $170.0 million for the three months ended September 30, 2013 from $143.5 million in the same period of 2012.

Forward Air

Forward Air operating revenue increased $4.3 million, or 3.5%, to $128.8 million from $124.5 million, accounting for 75.8% of consolidated operating revenue for the three months ended September 30, 2013 compared to 86.8% for the same period in 2012.  Airport-to-airport revenue, which is the largest component of our consolidated operating revenue, increased $4.2 million, or 4.3%, to $101.2 million from $97.0 million, accounting for 78.6% of the segment’s operating revenue during the three months ended September 30, 2013 compared to 77.9% during the three months ended September 30, 2012.   The increase in revenue was attributable to higher tonnage net of reductions in linehaul pricing and increased Complete and net fuel surcharge revenues. A 5.5% increase in tonnage, net of a 1.0% decrease in our base revenue per pound, excluding net fuel surcharge revenue and Complete revenue, accounted for $3.3 million of the increase in airport-to-airport revenue. Average base revenue per pound decreased mainly due to passing the anniversary date of our last general rate increase.  The remaining increase in airport-to-airport revenue is the result of higher net fuel surcharge revenue and revenue from our Complete pick-up and delivery service.  Complete revenue increased $0.2 million, or 1.6%, during the three months ended September 30, 2013 compared to the same period of 2012.  The increase in Complete revenue was attributable to improved shipping volumes in our airport-to-airport network, net of a reduction in the attachment rate of Complete activity to linehaul shipments. Net fuel surcharge revenue increased $0.7 million and 8.2% during the three months ended September 30, 2013 compared to the same period in 2012. Net fuel surcharge revenue increased largely on improved airport-to-airport tonnage volumes.

Logistics revenue, which is primarily TLX, decreased $0.5 million, or 2.4%, to $20.4 million in the third quarter of 2013 from $20.9 million in the same period of 2012.  The $0.5 million decrease in logistics revenue was attributable declines in our non-mileage based services, primarily drayage, due to the loss of a customer. TLX revenue remained flat during the three months ended September 30, 2013, compared to the same period in 2012, as a 2.0% reduction in miles driven to support TLX revenue was mostly offset by a 1.8% increase in TLX's average revenue per mile.

Other revenue, which includes warehousing services and terminal handling, accounted for the final component of Forward Air operating revenue. Other revenue increased $0.6 million, or 9.1%, to $7.2 million in the third quarter of 2013 from $6.6 million in the same period of 2012. The increase in revenue was mainly attributable to container handling services performed at certain terminals.

FASI

FASI operating revenue increased $10.3 million, or 52.8%, to $29.8 million for the three months ended September 30, 2013 from $19.5 million for the same period in 2012.  The increase in revenue was attributable to new business wins, primarily from two new customers for which the new revenue streams began during the fourth quarter of 2012, February 2013 and April 2013. In order to service this new business FASI opened three new agent stations and two new service centers.

TQI

TQI operating revenue of $12.4 million represents temperature-controlled truckload and less-than-truckload services provided during the three months ended September 30, 2013.

Intercompany Eliminations

Intercompany eliminations increased $0.5 million, or 100.0%, to $1.0 million in the third quarter of 2013 from $0.5 million in the same period of 2012.   The intercompany eliminations are the result of truckload, airport-to-airport, and handling services Forward Air provided to FASI, truckload services Forward Air provided to TQI and FASI cartage and handling services provided to Forward Air during the three months ended September 30, 2013 and 2012.

Purchased Transportation

Purchased transportation increased by $12.1 million, or 19.2%, to $75.2 million in the third quarter of 2013 from $63.1 million in the same period of 2012.  As a percentage of total operating revenue, purchased transportation was 44.2% during the three months ended September 30, 2013 compared to 44.0% for the same period of 2012.

Forward Air

Forward Air’s purchased transportation increased by $1.8 million, or 3.1%, to $59.9 million for the three months ended September 30, 2013 from $58.1 million for the three months ended September 30, 2012. The increase in purchased transportation is primarily attributable to a 3.0% increase in miles driven and a 0.1% increase in the total cost per mile for the third quarter of 2013 versus the same period in 2012. As a percentage of segment operating revenue, Forward Air purchased transportation was 46.5% during the three months ended September 30, 2013 compared to 46.7% for the same period in 2012.

Purchased transportation costs for our airport-to-airport network increased $2.3 million, or 5.7%, to $42.6 million for the three months ended September 30, 2013 from $40.3 million for the three months ended September 30, 2012.  For the three months ended September 30, 2013, purchased transportation for our airport-to-airport network increased to 42.1% of airport-to-airport revenue from 41.5% for the same period in 2012.  The $2.3 million increase is mostly attributable to a 5.3% increase in miles driven by our network of owner-operators or third party transportation providers and a 1.8% increase in the cost per mile paid to our network of owner-operators or third party transportation providers.  The higher miles increased purchased transportation by $1.6 million while the higher cost per mile increased purchased transportation by $0.6 million.  Miles driven by our network of owner-operators or third party transportation providers increased in conjunction with the higher business volumes discussed above.  The cost per mile increase was attributable to higher utilization of more costly third party transportation providers as opposed to our network of owner-operators. The remaining $0.1 million increase in airport-to-airport purchased transportation was attributable to increased third party transportation costs associated with the higher Complete revenue discussed above.

Purchased transportation costs for our logistics revenue decreased $0.7 million, or 4.4%, to $15.3 million for the three months ended September 30, 2013 from $16.0 million for the three months ended September 30, 2012. For the three months ended September 30, 2013, logistics’ purchased transportation costs represented 75.0% of logistics revenue compared to 76.6% for the same period in 2012.  The decrease in logistics’ purchased transportation was mostly attributable to a $0.5 million decrease in TLX purchased transportation.  Miles driven to support our TLX revenue decreased 2.0% and our TLX cost per mile decreased 1.5% during the three months ended September 30, 2013 compared to the same period in 2012.   Miles driven decreased in conjunction with the lower revenue volumes discussed above and the improvement in cost per mile was mostly attributable to increased utilization of our network of owner-operators as opposed to more costly third party transportation providers. The remaining $0.2 million decline in logistics purchased transportation was attributable to other non-mileage based costs, such as drayage services. Purchased transportation associated with drayage services does not decline in direct correlation to drayage revenue as part of these services are performed by company-employed drivers, whose costs are included in salaries, wages and benefits.

Purchased transportation costs related to our other revenue increased $0.2 million, or 11.1%, to $2.0 million for the three months ended September 30, 2013 from $1.8 million for the three months ended September 30, 2012. Other purchased transportation costs as a percentage of other revenue increased to 27.8% of other revenue for the three months ended September 30, 2013 from 27.3% for the same period in 2012.   Other purchased transportation increased as a percentage of the associated revenue as certain airport-to-airport linehaul business required the use of local pick-up and delivery services. This new business required us to incur other purchased transportation costs without direct corresponding other revenue.

FASI

FASI purchased transportation increased $3.7 million, or 68.5%, to $9.1 million for the three months ended September 30, 2013 from $5.4 million for the three months ended September 30, 2012.  FASI purchased transportation as a percentage of revenue was 30.5% for the three months ended September 30, 2013 compared to 27.7% for the three months ended September 30, 2012.  The majority of the increase in FASI purchased transportation as a percentage of revenue was attributable to the new business discussed above having an increased linehaul component which increased the utilization of owner-operators and third-party transportation providers.

TQI

TQI purchased transportation of $6.9 million, or 55.6% of revenue, represents costs associated with payments to owner-operators, Forward Air and third party transportation providers for services performed during the three months ended September 30, 2013.

Intercompany Eliminations

Intercompany eliminations increased to $0.7 million for the three months ended September 30, 2013 from $0.4 million for the same period in 2012.  The intercompany eliminations are the result of truckload, airport-to-airport, and handling services Forward Air provided to FASI, truckload services Forward Air provided to TQI and FASI cartage and handling services provided to Forward Air during the three months ended September 30, 2013.

Salaries, Wages, and Benefits

Salaries, wages and employee benefits increased by $7.4 million, or 23.3%, to $39.1 million in the third quarter of 2013 from $31.7 million in the same period of 2012.   As a percentage of total operating revenue, salaries, wages and employee benefits was 23.0% during the three months ended September 30, 2013 compared to 22.1% for the same period in 2012.

Forward Air

Salaries, wages and employee benefits of Forward Air increased by $3.0 million, or 12.3%, to $27.3 million in the third quarter of 2013 from $24.3 million in the same period of 2012.  Salaries, wages and employee benefits were 21.2% of Forward Air’s operating revenue in the third quarter of 2013 compared to 19.5% for the same period of 2012.  The increase in salaries, wages and employee benefits in total dollars and as a percentage of revenue was mainly due to health insurance expenses and increased incentives. Health insurance expenses increased $1.0 million, or 0.7% as a percentage of revenue, for the three months ended September 30, 2013 compared to the same period in 2012. The increase was largely driven by increased claim activity for the three months ended September 30, 2013 compared to the same period in 2012. Accruals for employee incentives increased approximately $0.4 million, or 0.3% as a percentage of revenue, as incentives were increased in conjunction with Forward Air meeting certain third quarter performance goals. Also, employee wages increased $1.5 million, or 0.7% as a percentage of revenue, in conjunction with the increased tonnage and revenue volumes discussed previously. The increase in employee wages as a percentage of revenue is largely due to 2013 cost of living adjustments and merit pay increases implemented in the fourth quarter of 2012.

FASI

FASI salaries, wages and employee benefits increased $2.6 million, or 35.1%, to $10.0 million for the three months ended September 30, 2013 compared to $7.4 million for the three months ended September 30, 2012.  As a percentage of FASI operating revenue, salaries, wages and benefits decreased to 33.6% for the three months ended September 30, 2013 compared to 37.9% for the same period in 2012.  The increase in salaries, wages and employee benefits in total dollars is largely due to higher wages and benefits which grew in conjunction with the revenue volume increases discussed previously. The decline as a percentage of revenue is largely attributable to improved terminal efficiency and leverage on fixed salaries and benefits as a result of the higher revenue volumes discussed above.

TQI

TQI salaries, wages and employee benefits were $1.8 million, or 14.5% of revenue, for the three months ended September 30, 2013, and represent salaries and wages for company-employed drivers, other operations personnel and TQI management.

Operating Leases

Operating leases increased $0.1 million, or 1.4%, to $7.0 million for the three months ended September 30, 2013 from $6.9 million for the same period in 2012.  Operating leases, the largest component of which is facility rent, were 4.1% of consolidated operating revenue for the three months ended September 30, 2013 compared with 4.8% in the same period of 2012.

Forward Air

Operating leases decreased $0.3 million, or 5.8%, to $4.9 million for the three months ended September 30, 2013 from $5.2 million for the same period in 2012.  Operating leases were 3.8% of Forward Air operating revenue for the three months ended September 30, 2013 compared with 4.2% in the same period of 2012.  The decrease in total dollars is attributable to reduced trailer rentals in conjunction with the acquisition of new trailers during 2013. The decrease as a percentage of revenue is attributable to the reduction in trailer rentals combined with increased Forward Air revenue for the three months end September 30, 2013 compared to the same period in 2012.

FASI

Operating leases increased $0.4 million, or 23.5%, to $2.1 million for the three months ended September 30, 2013 from $1.7 million for the same period in 2012.  Operating leases were 7.0% of FASI operating revenue for the three months ended September 30, 2013 compared with 8.7% in the same period of 2012.   The decrease as a percentage of revenue is attributable to the increase in FASI revenue for the three months end September 30, 2013 compared to the same period in 2012. The increase in total dollars was attributable to a $0.4 million increase in truck rentals associated with the increased revenue volumes discussed previously. FASI facility leases did not increase as new locations opened in conjunction with the new business were either agent stations or service centers operated within a customer's facility.

TQI

TQI incurred less than $0.1 million for operating leases as the only on-going lease activity is for the TQI corporate headquarters.

Depreciation and Amortization

Depreciation and amortization increased $0.7 million, or 12.7%, to $6.2 million for the three months ended September 30, 2013 from $5.5 million for the same period in 2012.  Depreciation and amortization was 3.7% of consolidated operating revenue for the three months ended September 30, 2013 compared with 3.8% for the same period in 2012.

Forward Air

Depreciation and amortization decreased $0.1 million, or 2.3%, to $4.2 million in the third quarter of 2013 from $4.3 million in the same period of 2012.  Depreciation and amortization expense as a percentage of Forward Air operating revenue was 3.3% in the third quarter of 2013 compared to 3.4% in the same period of 2012.   The decrease is primarily attributable to older equipment becoming fully depreciated, partially offset by depreciation on newly acquired trailers and other equipment and improvements.

FASI

FASI depreciation and amortization increased $0.1 million, or 8.3%, to $1.3 million for the three months ended September 30, 2013 from $1.2 million for the same period of 2012.  Depreciation and amortization expense as a percentage of FASI operating revenue was 4.4% in the third quarter of 2013 compared to 6.2% in the same period of 2012. The increase in FASI depreciation is attributable to new tractors purchased to replace aging fully depreciated equipment.

TQI

TQI depreciation and amortization of $0.7 million, or 5.7% of revenue, represents $0.3 million of depreciation on acquired equipment and $0.4 million of amortization on acquired intangible assets.

Insurance and Claims

Insurance and claims expense increased $0.2 million, or 6.5%, to $3.3 million for the three months ended September 30, 2013 from $3.1 million for the three months ended September 30, 2012.  Insurance and claims were 1.9% of consolidated operating revenue for the three months ended September 30, 2013 compared with 2.1% for the same period in 2012.

Forward Air

Forward Air insurance and claims expense decreased $0.3 million, or 11.5%, to $2.3 million for the three months ended September 30, 2013 from $2.6 million for the three months ended September 30, 2012. The decrease in Forward Air insurance and claims was driven by a $0.3 million decrease in cargo claims. The three months ended September 30, 2012 included unusually large claims for which no similar claims re-occurred in the current period.

FASI

FASI insurance and claims expense increased $0.3 million, or 60.0%, to $0.8 million for the three months ended September 30, 2013 from $0.5 million for the three months ended September 30, 2012.   FASI insurance and claims were of 2.7% operating revenue for the three months ended September 30, 2013 compared with 2.6% for the same period in 2012. The increase in FASI insurance and claims was attributable a $0.2 million increase in cargo claims and a $0.1 million increase in vehicle accident damage repairs.

TQI

TQI insurance and claims of $0.2 million, or 1.6% of revenue, represents $0.1 million of insurance premiums and $0.1 million of vehicle accident damage repairs.

Fuel Expense

Fuel expense increased $1.6 million, or 69.6%, to $3.9 million in the third quarter of 2013 from $2.3 million in the same period of 2012.  Fuel expense was 2.3% of consolidated operating revenue for the three months ended September 30, 2013 compared with 1.6% for the same period in 2012.

Forward Air

Fuel expense decreased $0.1 million, or 10.0%, to $0.9 million in the third quarter of 2013 from $1.0 million for the same period in 2012.  Fuel expense was 0.7% of Forward Air operating revenue in the third quarter of 2013 compared with 0.8% in the same period of 2012. Decrease was attributable to a decline in miles driven by company-employed drivers.

FASI

FASI fuel expense increased $0.4 million, or 30.8%, to $1.7 million for the third quarter of 2013 from $1.3 million in the same period of 2012.  Fuel expenses were 5.7% of FASI operating revenue in the third quarter of 2013 compared to 6.7% in the third quarter of 2012.  FASI fuel expenses grew on increased mileage associated with the higher revenue volumes partially offset by lower comparative period fuel prices and increased utilization of owner-operators and third party transportation providers as opposed to company-owned or leased equipment.

TQI

TQI fuel expense was $1.3 million, or 10.5% of revenue, and represents fuel expense incurred during the three months ended September 30, 2013. TQI fuel expense is significantly higher as a percentage of operating revenue than Forward Air and FASI's fuel expense, as TQI utilizes a higher ratio of company-employed drivers and company-owned vehicles in its operations.

Other Operating Expenses

Other operating expenses increased $1.1 million, or 9.7%, to $12.4 million in the third quarter of 2013 from $11.3 million in the same period of 2012.  Other operating expenses were 7.3% of consolidated operating revenue for the three months ended September 30, 2013 compared with 7.9% in the same period of 2012.

Forward Air

Other operating expenses decreased $1.0 million, or 10.3%, to $8.7 million during the three months ended September 30, 2013 from $9.7 million in the same period of 2012.  Other operating expenses were 6.7% of Forward Air operating revenue in the third quarter of 2013 compared to 7.8% in the same period of 2012.  The decrease in other operating expenses and in total dollars and as a percentage of revenue is mostly attributable to reduced sales and marketing expenses and a higher gain on the sale of assets. Sales and marketing expenses decreased $0.4 million as the three months ended September 30, 2012 included expenses for a customer marketing event, while no similar event took place during the three months ended September 30, 2013. During the third quarter of 2013, operating expenses were reduced by a $0.2 million gain on the sale of trailers, but the three months ended September 30, 2012 included a $0.1 million loss on the sale of used equipment. The remaining decrease is primarily attributable to reduced facility maintenance costs offset by increased variable spend for vehicle maintenance and related costs in conjunction with increased business volumes discussed previously.

FASI

FASI other operating expenses increased $1.7 million, or 100.0%, to $3.4 million for the three months ended September 30, 2013 compared to $1.7 million for the same period in 2012.  FASI other operating expenses for the third quarter of 2013 were 11.4% of the segment’s operating revenue compared to 8.7% for the same period in 2012.  The increase in FASI's other operating expenses as a percentage of revenue and in terms of total dollars, was mostly driven by a $1.4 million increase in agent station costs. As noted above, we opened additional agent stations to service the new business initiated during February and April 2013. The remaining $0.3 million increase is attributable to higher variable terminal and maintenance costs in conjunction with the increased revenue volumes discussed previously.

TQI

TQI other operating expenses were $0.6 million, or 4.8% of revenue, and represent costs such as vehicle maintenance and miscellaneous office and administrative expenses incurred during the three months ended September 30, 2013.

Intercompany Eliminations

Intercompany eliminations increased by $0.2 million, or 200.0%, to $0.3 million for the third quarter of 2013 compared to $0.1 million for the same period of 2012.   These intercompany eliminations are the result of handling services Forward Air and FASI provided each other during the three months ended September 30, 2013 and 2012.

Results from Operations

Income from operations increased by $3.3 million, or 16.8%, to $22.9 million for the third quarter of 2013 compared to $19.6 million in the same period of 2012. Income from operations was 13.5% of consolidated operating revenue for the three months ended September 30, 2013 compared with 13.7% in the same period of 2012.

Forward Air

Income from operations increased by $1.3 million, or 6.7%, to $20.6 million for the third quarter of 2013 compared with $19.3 million for the same period in 2012.  Income from operations as a percentage of Forward Air operating revenue was 16.0% for the three months ended September 30, 2013 compared with 15.5% in the same period of 2012.  The improvement in income from operations was primarily the result of increased airport-to-airport business volumes and improved cost control performance in most expense categories, net of increases in salaries, wages and benefits primarily for health insurance and incentives.

FASI

FASI’s income from operations increased $1.1 million to $1.4 million for the three months ended September 30, 2013 from $0.3 million during the three months ended September 30, 2012.  The improvement in operating performance is largely attributable to the significant increase in revenue during the three months ended September 30, 2013 compared to the same period in 2012.

TQI

TQI income from operations was $0.9 million, or 7.3% of revenue, for the three months ended September 30, 2013.

Interest Expense

Interest expense was $0.1 million for the three months ended September 30, 2013 and 2012.

Income Taxes

The combined federal and state effective tax rate for the third quarter of 2013 was 37.6% compared to a rate of 37.1% for the same period in 2012.  The increase in our effective tax rate was primarily due to the timing of disqualified dispositions by employees of previously non-deductible incentive stock options.

Net Income

As a result of the foregoing factors, net income increased by $1.9 million, or 15.4%, to $14.2 million for the third quarter of 2013 compared to $12.3 million for the same period in 2012.

Results of Operations

The following table sets forth our consolidated historical financial data for the nine months ended September 30, 2013 and 2012 (in millions):

	Nine months ended
	September 30, 2013	September 30, 2012	Change	Percent Change
Operating revenue	$471.4	$428.9	$42.5	9.9%
Operating expenses:
Purchased transportation	206.5	187.5	19.0	10.1
Salaries, wages, and employee benefits	109.2	97.4	11.8	12.1
Operating leases	20.9	20.8	0.1	0.5
Depreciation and amortization	17.4	16.0	1.4	8.8
Insurance and claims	9.2	8.1	1.1	13.6
Fuel expense	10.5	7.3	3.2	43.8
Other operating expenses	36.6	32.3	4.3	13.3
Total operating expenses	410.3	369.4	40.9	11.1
Income from operations	61.1	59.5	1.6	2.7
Other expense:
Interest expense	(0.4)	(0.2)	(0.2)	100.0
Other, net	0.1	—	0.1	100.0
Total other expense	(0.3)	(0.2)	(0.1)	50.0
Income before income taxes	60.8	59.3	1.5	2.5
Income taxes	21.9	22.6	(0.7)	(3.1)
Net income	$38.9	$36.7	$2.2	6.0%

The following table sets forth our historical financial data by segment for the nine months ended September 30, 2013 and 2012 (in millions):

	September 30,	Percent of	September 30,	Percent of		Percent
	2013	Revenue	2012	Revenue	Change	Change
Operating revenue
Forward Air	$369.0	78.3%	$373.4	87.1%	$(4.4)	(1.2)%
FASI	76.4	16.2	57.0	13.3	19.4	34.0
TQI	28.5	6.0	—	—	28.5	100.0
Intercompany eliminations	(2.5)	(0.5)	(1.5)	(0.4)	(1.0)	66.7
Total	471.4	100.0	428.9	100.0	42.5	9.9

Purchased transportation
Forward Air	168.9	45.8	173.3	46.4	(4.4)	(2.5)
FASI	23.6	30.9	15.5	27.2	8.1	52.3
TQI	15.9	55.8	—	—	15.9	100.0
Intercompany eliminations	(1.9)	76.0	(1.3)	86.7	(0.6)	46.2
Total	206.5	43.8	187.5	43.7	19.0	10.1

Salaries, wages and employee benefits
Forward Air	78.0	21.1	75.4	20.2	2.6	3.4
FASI	26.8	35.1	22.0	38.6	4.8	21.8
TQI	4.4	15.4	—	—	4.4	100.0
Total	109.2	23.2	97.4	22.7	11.8	12.1

Operating leases
Forward Air	14.9	4.0	15.3	4.1	(0.4)	(2.6)
FASI	5.9	7.7	5.5	9.7	0.4	7.3
TQI	0.1	0.4	—	—	0.1	100.0
Total	20.9	4.4	20.8	4.9	0.1	0.5

Depreciation and amortization
Forward Air	12.1	3.3	12.5	3.4	(0.4)	(3.2)
FASI	3.6	4.7	3.5	6.1	0.1	2.9
TQI	1.7	6.0	—	—	1.7	100.0
Total	17.4	3.7	16.0	3.7	1.4	8.8

Insurance and claims
Forward Air	6.5	1.8	6.4	1.7	0.1	1.6
FASI	2.3	3.0	1.7	3.0	0.6	35.3
TQI	0.4	1.4	—	—	0.4	100.0
Total	9.2	1.9	8.1	1.9	1.1	13.6

Fuel expense
Forward Air	2.9	0.8	3.2	0.9	(0.3)	(9.4)
FASI	4.8	6.3	4.1	7.2	0.7	17.1
TQI	2.8	9.8	—	—	2.8	100.0
Total	10.5	2.2	7.3	1.7	3.2	43.8

Other operating expenses
Forward Air	26.9	7.3	27.4	7.3	(0.5)	(1.8)
FASI	9.0	11.8	5.1	8.9	3.9	76.5
TQI	1.3	4.5	—	—	1.3	100.0
Intercompany eliminations	(0.6)	24.0	(0.2)	13.3	(0.4)	200.0
Total	36.6	7.8	32.3	7.5	4.3	13.3

Income (loss) from operations
Forward Air	58.8	15.9	59.9	16.0	(1.1)	(1.8)
FASI	0.4	0.5	(0.4)	(0.7)	0.8	(200.0)
TQI	1.9	6.7	—	—	1.9	100.0
Total	$61.1	13.0%	$59.5	13.9%	$1.6	2.7%

The following table presents the components of the Forward Air segment’s operating revenue and purchased transportation for the nine months ended September 30, 2013 and 2012 (in millions):

	Nine months ended
	September 30, 2013	Percent of Revenue	September 30, 2012	Percent of Revenue	Change	Percent Change
Forward Air revenue
Airport-to-airport	$289.2	78.4%	$290.4	77.8%	$(1.2)	(0.4)%
Logistics	59.6	16.2	63.4	17.0	(3.8)	(6.0)
Other	20.2	5.4	19.6	5.2	0.6	3.1
Total	$369.0	100.0%	$373.4	100.0%	$(4.4)	(1.2)%

Forward Air purchased transportation
Airport-to-airport	$119.0	41.1%	$120.1	41.4%	$(1.1)	(0.9)%
Logistics	44.2	74.2	48.0	75.7	(3.8)	(7.9)
Other	5.7	28.2	5.2	26.5	0.5	9.6
Total	$168.9	45.8%	$173.3	46.4%	$(4.4)	(2.5)%

Nine Months Ended September 30, 2013 compared to Nine Months Ended September 30, 2012

Revenues

Operating revenue increased by $42.5 million, or 9.9%, to $471.4 million for the nine months ended September 30, 2013 from $428.9 million in the same period of 2012.

Forward Air

Forward Air operating revenue decreased $4.4 million, or 1.2%, to $369.0 million from $373.4 million, accounting for 78.3% of consolidated operating revenue for the nine months ended September 30, 2013 compared to 87.1% for the same period in 2012.  Airport-to-airport revenue, which is the largest component of our consolidated operating revenue, decreased $1.2 million, or 0.4%, to $289.2 million from $290.4 million, accounting for 78.4% of the segment’s operating revenue during the nine months ended September 30, 2013 compared to 77.8% for the same period in 2012.   The decline in airport-to-airport revenue was driven by reduced revenue from our Complete pick up and delivery services. Complete revenue decreased $1.9 million, or 4.7%, during the nine months ended September 30, 2013 compared to the same period of 2012.  The decrease in Complete revenue is attributable lower customer utilization of our Complete service due to the loss of a customer and the reduction in airport-to-airport tonnage volumes. The decline in Complete revenue was partially offset by increased airport-to airport linehaul and associated fuel surcharge revenues. Airport-to-airport linehaul revenue increased $0.3 million, or 0.1%, as a 0.3% increase in average revenue per pound, excluding net fuel surcharge revenue and Complete revenue, was partially offset by a 0.2% decrease in tonnage that transited our network.  Average base revenue per pound increased as a result of a general rate increase we implemented in September 2012, partially offset by pricing pressures experienced during the 2013.  Net fuel surcharge revenue increased $0.4 million, or 1.7%, during the nine months ended September 30, 2013 as compared to the nine months ended September 30, 2012 in response to increased fuel prices.

Logistics revenue, which is primarily TLX, decreased $3.8 million, or 6.0%, to $59.6 million for the nine months ended September 30, 2013 from $63.4 million in the same period of 2012.  TLX revenue, which is priced on a per mile basis, decreased $2.5 million, or 4.4%, on decreases in TLX miles and average revenue per mile. Miles driven to support our TLX revenue decreased by approximately 4.0% during the nine months ended September 30, 2013 compared to the same period in 2012 and TLX average revenue per mile also decreased by 0.4% during the nine months ended September 30, 2013 as compared to the same period in 2012. The decrease in miles is mainly attributable to a customer loss in April 2012 and reduced shipping volumes during the first half of 2013. The remaining $1.3 million decrease in logistics revenue was attributable to reductions in various other non-mileage based logistic revenues, such as drayage services, which declined due to a customer loss and in conjunction with the overall decrease in TLX business volumes.

Other revenue, which includes warehousing services and terminal handling, accounted for the final component of Forward Air operating revenue. Other revenue increased $0.6 million, or 3.1%, to $20.2 million during the nine months ended September 30, 2013 from $19.6 million in the same period of 2012.  The increase in revenue was was mainly attributable to container handling services performed at certain terminals.

FASI

FASI operating revenue increased $19.4 million, or 34.0%, to $76.4 million for the nine months ended September 30, 2013 from $57.0 million for the same period in 2012.  The increase in revenue was attributable to new business wins, primarily from two new customers that were initiated during the fourth quarter of 2012, February 2013 and April 2013. In order to service this new business FASI opened three new agent stations and two new service centers.

TQI

TQI operating revenue of $28.5 million represents temperature-controlled truckload and less-than-truckload services provided from the acquisition date of March 4, 2013 through September 30, 2013.

Intercompany Eliminations

Intercompany eliminations increased $1.0 million, or 66.7%, to $2.5 million for the nine months ended September 30, 2013 from $1.5 million in the same period of 2012.   The intercompany eliminations are the result of truckload, airport-to-airport, and handling services Forward Air provided to FASI, truckload services Forward Air provided to TQI and FASI cartage and handling services provided to Forward Air during the nine months ended September 30, 2013 and 2012.

Purchased Transportation

Purchased transportation increased by $19.0 million, or 10.1%, to $206.5 million for the nine months ended September 30, 2013 from $187.5 million in the same period of 2012.  As a percentage of total operating revenue, purchased transportation was 43.8% during the nine months ended September 30, 2013 compared to 43.7% for the nine months ended September 30, 2012.

Forward Air

Forward Air’s purchased transportation decreased by $4.4 million, or 2.5%, to $168.9 million for the nine months ended September 30, 2013 from $173.3 million for the nine months ended September 30, 2012. The decrease in purchased transportation is primarily attributable to a 0.5% reduction in miles driven and a 2.0% decrease in the total cost per mile for the nine months ended September 30, 2013 versus the same period in 2012. As a percentage of segment operating revenue, Forward Air purchased transportation was 45.8% during the nine months ended September 30, 2013 compared to 46.4% for the same period in 2012.

Purchased transportation costs for our airport-to-airport network decreased $1.1 million, or 0.9%, to $119.0 million for the nine months ended September 30, 2013 from $120.1 million for the nine months ended September 30, 2012.  For the nine months ended September 30, 2013, purchased transportation for our airport-to-airport network declined to 41.1% of airport-to-airport revenue from 41.4% for the same period in 2012.  The decline in airport-to-airport purchased transportation was mostly attributable to a $1.6 million decline in third party transportation costs associated with the lower Complete shipment volumes discussed above. The decline in Complete purchased transportation was partially offset by a $0.5 million increase in airport-to-airport linehaul costs. The $0.5 million increase in airport-to-airport linehaul costs was attributable to a 1.2% increase in linehaul miles driven by our network of owner-operators or third party transportation providers, partially offset by 0.6% decline in the average cost per mile paid to our network of owner-operators or third party transportation providers.  The increase in miles increased purchased transportation by $1.1 million while the lower cost per mile decreased purchased transportation by $0.6 million.  Miles driven by our network of owner-operators or third party transportation providers increased in conjunction with the higher business volumes during the third quarter of 2013.  The cost per mile decrease was attributable to lower rates per mile charged from third party transportation providers for most of 2013.

Purchased transportation costs for our logistics revenue decreased $3.8 million, or 7.9%, to $44.2 million for the nine months ended September 30, 2013 from $48.0 million for the nine months ended September 30, 2012. For the nine months ended September 30, 2013, logistics’ purchased transportation costs represented 74.2% of logistics revenue compared to 75.7% for the same period in 2012.  The reduction in logistics’ purchased transportation was mostly attributable to a $3.1 million, or 7.0%, decrease in TLX purchased transportation.  Miles driven to support our TLX revenue decreased 4.0% while our TLX cost per mile decreased approximately 3.0% during the nine months ended September 30, 2013 compared to the same period in 2012.   Miles driven decreased in conjunction with the revenue volumes discussed above and the improvement in cost per mile was mostly attributable to lower average rates per mile charged from third party transportation providers. The remaining $0.7 million decline in logistics purchased transportation was attributable to other non-mileage based costs, such as drayage services.

Purchased transportation costs related to our other revenue increased $0.5 million, or 9.6%, to $5.7 million for the nine months ended September 30, 2013 from $5.2 million for the nine months ended September 30, 2012. Other purchased transportation costs as a percentage of other revenue increased to 28.2% of other revenue for the nine months ended September 30, 2013 from 26.5% for the same period in 2012.   Other purchased transportation increased as a percentage of the associated revenue as certain airport-to-airport linehaul business required the use of local pick-up and delivery services. This new business required us to incur other purchased transportation costs without direct corresponding other revenue.

FASI

FASI purchased transportation increased $8.1 million, or 52.3%, to $23.6 million for the nine months ended September 30, 2013 from $15.5 million for the nine months ended September 30, 2012.  FASI purchased transportation as a percentage of revenue was 30.9% for the nine months ended September 30, 2013 compared to 27.2% for the nine months ended September 30, 2012.  Approximately 80.0% of the increase in FASI purchased transportation as a percentage of revenue was attributable to the new business discussed above having an increased linehaul component which increased the utilization of owner-operators and third-party transportation providers. The remaining increase was attributable to higher utilization of more costly third party transportation providers in our terminal pick up and delivery operations due to the increased volumes from the new customer business discussed above.

TQI

TQI purchased transportation of $15.9 million, or 55.8% of revenue, represents costs associated with payments to owner operators, Forward Air and third party transportation providers for services performed from the acquisition date of March 4, 2013 through September 30, 2013.

Intercompany Eliminations

Intercompany eliminations increased $0.6 million, or 46.2%, to $1.9 million for the nine months ended September 30, 2013 from $1.3 million for the nine months ended September 30, 2012.  The intercompany eliminations are the result of truckload, airport-to-airport, and handling services Forward Air provided to FASI, truckload services Forward Air provided to TQI and FASI cartage and handling services provided to Forward Air during the nine months ended September 30, 2013.

Salaries, Wages, and Benefits

Salaries, wages and employee benefits increased by $11.8 million, or 12.1%, to $109.2 million for the nine months ended September 30, 2013 from $97.4 million in the same period of 2012.   As a percentage of total operating revenue, salaries, wages and employee benefits was 23.2% during the nine months ended September 30, 2013 compared to 22.7% for the same period in 2012.

Forward Air

Salaries, wages and employee benefits of Forward Air increased by $2.6 million, or 3.4%, to $78.0 million for the nine months ended September 30, 2013 from $75.4 million in the same period of 2012.  Salaries, wages and employee benefits were 21.1% of Forward Air’s operating revenue in the nine months ended September 30, 2013 compared to 20.2% for the same period of 2012.  The increase in salaries, wages and employee benefits in total dollars was mainly due to increased health insurance and workers' compensation expenses and higher wages and benefits paid to employees, net of reductions in employee incentives. Health insurance and workers' compensation expenses increased $2.6 million for the nine months ended September 30, 2013 compared to the same period in 2012. The increase was largely driven by increased health insurance claims during the nine months ended September 30, 2013, and favorable claim development in the second quarter of 2012 identified in our semi-annual actuarial review. A similar favorable development did not recur in 2013. Wages and benefits paid to employees increased $1.8 million, or 2.9%, mainly as a result of 2013 cost of living increases and 2012 merit pay increases. Accruals for employee incentives decreased approximately $1.8 million as incentives were reduced in conjunction with Forward Air not meeting earnings and performance goals.

FASI

FASI salaries, wages and employee benefits increased $4.8 million, or 21.8%, to $26.8 million for the nine months ended September 30, 2013 compared to $22.0 million for the nine months ended September 30, 2012.  As a percentage of FASI operating revenue, salaries, wages and benefits decreased to 35.1% for the nine months ended September 30, 2013 compared to 38.6% for the same period in 2012. The increase in salaries, wages and employee benefits in total dollars is largely due to the increase in wages and benefits which increased in conjunction with the higher revenue volumes discussed previously. The decline as a percentage of revenue is largely attributable to improved terminal efficiency during the third quarter of 2013 and leverage on fixed salaries and benefits as a result of the increased revenue volumes discussed above.

Despite the improvement as percentage of revenue FASI salaries, wages and benefits were adversely impacted by the new business start up in late February 2013. Due to the anticipated volumes from the new business, FASI maintained higher headcount, primarily of driver personnel, during January and February which resulted in approximately $0.1 million of additional costs during the first quarter of 2013.

TQI

TQI salaries, wages and employee benefits were $4.4 million, or 15.4% of revenue, for the nine months ended September 30, 2013, and represent salaries, wages and benefits for company-employed drivers, other operations personnel and TQI management since the acquisition on March 4, 2013 through September 30, 2013.

Operating Leases

Operating leases increased by $0.1 million, or 0.5%, to $20.9 million for the nine months ended September 30, 2013 from $20.8 million in the same period of 2012.  Operating leases, the largest component of which is facility rent, were 4.4% of consolidated operating revenue for the nine months ended September 30, 2013 compared with 4.9% in the same period of 2012.

Forward Air

Operating leases decreased $0.4 million, or 2.6%, to $14.9 million for the nine months ended September 30, 2013 from $15.3 million for the same period in 2012.  Operating leases were 4.0% of Forward Air operating revenue for the nine months ended September 30, 2013 compared with 4.1% in the same period of 2012. The decrease in total dollars is attributable to reduced trailer rentals in conjunction with the decline in Forward Air revenue in the first half of 2013 and new trailers purchased during 2013.

FASI

FASI operating lease expense increased $0.4 million, or 7.3%, to $5.9 million for the nine months ended September 30, 2013 from $5.5 million for the same period in 2012. Operating leases were 7.7% of FASI operating revenue for the nine months ended September 30, 2013 compared with 9.7% in the same period of 2012. The increase in total dollars was attributable to $0.7 million increase for additional trailer and truck leases and rentals due to the increased revenue volumes discussed previously. However, these additional trailer and tractor costs were partially offset by a $0.3 million decline in facility rentals as we relocated certain facilities to less costly facilities in the second half of 2012. Further, FASI facility lease expense did not increase for the new locations opened in conjunction with the new business, as the new locations were either agent stations or service centers operated within a customer's facility.

TQI

Operating lease expense for TQI was $0.1 million for the nine months ended September 30, 2013, as currently TQI does not utilize leased or rented equipment and only leases one facility for its administrative offices.

Depreciation and Amortization

Depreciation and amortization increased $1.4 million, or 8.8%, to $17.4 million for the nine months ended September 30, 2013 from $16.0 million for the same period in 2012.  Depreciation and amortization was 3.7% of consolidated operating revenue for the nine months ended September 30, 2013 and 2012.

Forward Air

Depreciation and amortization decreased $0.4 million, or 3.2%, to $12.1 million for the nine months ended September 30, 2013 from $12.5 million for the same period in 2012.  Depreciation and amortization expense as a percentage of Forward Air operating revenue was 3.3% for the nine months ended September 30, 2013 compared to 3.4% for the nine months ended September 30, 2012.  The decrease is primarily attributable to older trailers becoming fully depreciated during 2012. These older trailers were sold and replaced with new trailers throughout 2013.

FASI

FASI depreciation and amortization increased $0.1 million, or 2.9%, to $3.6 million for the nine months ended September 30, 2013 from $3.5 million for the same period in 2012.  Depreciation and amortization expense as a percentage of FASI operating revenue was 4.7% in the nine months ended September 30, 2013 compared to 6.1% in the same period of 2012. The increase in FASI depreciation is attributable to new tractors purchased to replace aging fully depreciated equipment.

TQI

TQI depreciation and amortization of $1.7 million, or 6.0% of revenue, represents $0.6 million of depreciation on acquired equipment and $1.1 million of amortization on acquired intangible assets since the acquisition of TQI on March 4, 2013.

Insurance and Claims

Insurance and claims expense increased $1.1 million, or 13.6%, to $9.2 million for the nine months ended September 30, 2013 from $8.1 million for the nine months ended September 30, 2012.  Insurance and claims were 1.9% of consolidated operating revenue for the nine months ended September 30, 2013 and 2012.

Forward Air

Forward Air insurance and claims expense increased $0.1 million, or 1.6%, to $6.5 million for the nine months ended September 30, 2013 from $6.4 million for the nine months ended September 30, 2012. The increase in Forward Air insurance and claims was driven by a $0.6 million increase in insurance premiums and vehicle loss reserves and a $0.4 million increase in vehicle accident repairs. These increases were partially offset by a $0.3 million decrease in professional fees associated with litigating vehicle accident claims and a $0.6 million decline in cargo claims. The increase in insurance premiums and vehicle loss reserves was mostly attributable to 2012 being reduced by a $0.4 million loss development reserve reduction. During the nine months ended September 30, 2012, our mid year actuary analysis of vehicle claims allowed us to record a $0.4 million reduction of our vehicle loss development reserves. The 2013 mid year actuary analysis did not result in a similar adjustment.

FASI

FASI insurance and claims expense increased $0.6 million, or 35.3%, to $2.3 million for the nine months ended September 30, 2013 from $1.7 million for the nine months ended September 30, 2012. FASI insurance and claims were 3.0% of FASI operating revenue for the nine months ended September 30, 2013 and 2012. The increase in FASI insurance and claims was largely attributable to a $0.2 million increase in cargo claims, a $0.2 million increase in vehicle damage and a $0.2 million increase in reserves for vehicle accidents.

TQI

TQI insurance and claims of $0.4 million, or 1.4% of revenue, includes $0.3 million for insurance premiums and $0.1 million of vehicle accident repairs since the TQI acquisition on March 4, 2013 through September 30, 2013.

Fuel Expense

Fuel expense increased $3.2 million, or 43.8%, to $10.5 million for the nine months ended September 30, 2013 from $7.3 million in the same period of 2012.  Fuel expense was 2.2% of consolidated operating revenue for the nine months ended September 30, 2013 compared with 1.7% for the same period in 2012.

Forward Air

Fuel expense decreased $0.3 million, or 9.4%, to $2.9 million in the nine months ended September 30, 2013 from $3.2 million in the same period of 2012.  Fuel expense was 0.8% of Forward Air operating revenue in the nine months ended September 30, 2013 and 0.9% for the same period of 2012. The decrease in fuel expense resulted from reduced mileage in conjunction with lower shipping volumes in the first half of 2013.

FASI

FASI fuel expense increased $0.7 million, or 17.1%, to $4.8 million in the nine months ended September 30, 2013 from $4.1 million in the same period of 2012.  Fuel expenses were 6.3% of FASI operating revenue in the nine months ended September 30, 2013 compared to 7.2% in the same period in 2012.  The increase in FASI fuel expense was mostly the result of increased company mileage associated with the higher business volumes discussed previously partially offset by increased usage of owner-operators and third party carriers and lower fuel prices during most of 2013.

TQI

TQI fuel expense was $2.8 million, or 9.8% of revenue, and represents fuel expense incurred since the acquisition of TQI on March 4, 2013 through September 30, 2013. TQI fuel expense is significantly higher as a percentage of operating revenue than Forward Air and FASI's fuel expense, as TQI utilizes a higher ratio of company-employed drivers and company-owned vehicles in its operations.

Other Operating Expenses

Other operating expenses increased $4.3 million, or 13.3%, to $36.6 million for the nine months ended September 30, 2013 from $32.3 million in the same period of 2012.  Other operating expenses were 7.8% of consolidated operating revenue for the nine months ended September 30, 2013 compared with 7.5% in the same period of 2012.

Forward Air

Other operating expenses decreased $0.5 million, or 1.8%, to $26.9 million during the nine months ended September 30, 2013 from $27.4 million in the same period of 2012.  Other operating expenses were 7.3% of Forward Air operating revenue for the nine months ended September 30, 2013 and 2012.  The decrease in other operating expenses was mostly attributable to a $0.7 million increase in the gain on the sale of assets and reduced variable terminal and maintenance expenses associated with the reduced business volumes experienced during the first half of 2013. These decreases were partially offset by $0.9 million of transaction costs incurred for the acquisition of TQI.

FASI

FASI other operating expenses increased $3.9 million, or 76.5%, to $9.0 million for the nine months ended September 30, 2013 compared to $5.1 million for the same period in 2012.  FASI other operating expenses for the nine months ended September 30, 2013 were 11.8% of the segment’s operating revenue compared to 8.9% for the same period in 2012.  The increase in FASI's other operating expenses as a percentage of revenue and in terms of total dollars, was driven by a $2.8 million increase in agent station costs. As noted above, we opened additional agent stations to service the new business initiated during February and April 2013. The remaining increase is attributable to higher variable terminal and maintenance costs which increased in conjunction with the revenue volumes discussed previously.

TQI

TQI other operating expenses were $1.3 million, or 4.5% of revenue, and represent costs such as vehicle maintenance and miscellaneous office and administrative expenses incurred since the acquisition of TQI on March 4, 2013 through September 30, 2013.

Intercompany Eliminations

Intercompany eliminations were $0.6 million for the nine months ended September 30, 2013 compared to $0.2 million for the same period in 2012.   These intercompany eliminations are the result of handling services Forward Air and FASI provided each other during the nine months ended September 30, 2013.

Results from Operations

Income from operations increased by $1.6 million, or 2.7%, to $61.1 million for the nine months ended September 30, 2013 compared to $59.5 million in the same period of 2012. Income from operations was 13.0% of consolidated operating revenue for the nine months ended September 30, 2013 compared with 13.9% in the same period of 2012.

Forward Air

Income from operations decreased by $1.1 million, or 1.8%, to $58.8 million for the nine months ended September 30, 2013 compared with $59.9 million for the same period in 2012.  Income from operations as a percentage of Forward Air operating revenue was 15.9% for the nine months ended September 30, 2013 compared with 16.0% in the same period of 2012.  The decline in income from operations was primarily the result of the reduced revenue and increased workers' compensation and health insurance costs.

FASI

FASI’s income from operations improved approximately $0.8 million, or 200.0%, to income of $0.4 million for the nine months ended September 30, 2013 compared to a $0.4 million loss for the nine months ended September 30, 2012.  The improvement in operating performance is largely attributable to the significant increase in revenue during the nine months ended September 30, 2013 compared to the same period in 2012. Improvements driven by the increased revenue were partially mitigated by start up and integration costs incurred during the first half of 2013.

TQI

TQI income from operations was $1.9 million, or 6.7% of revenue, since the acquisition of TQI on March 4, 2013 through September 30, 2013.

Interest Expense

Interest expense was $0.4 million for the nine months ended September 30, 2013 compared to $0.2 million for the same period of 2012. Increase is primarily a full nine months of fees associated with our line of credit.

Other, net

Other, net of $0.1 million for the nine months ended September 30, 2013 primarily represents interest income earned on excess cash balances and unrealized gains on trading securities held.

Income Taxes

The combined federal and state effective tax rate for the nine months ended September 30, 2013 was 36.1% compared to a rate of 38.0% for the same period in 2012. The reduction in our effective tax rate was primarily due to the 2013 retroactive reinstatement of alternative fuel tax credits for 2012 and benefits obtained from disqualified dispositions by employees of previously non-deductible incentive stock options.

Net Income

As a result of the foregoing factors, net income increased by $2.2 million, or 6.0%, to $38.9 million for the nine months ended September 30, 2013 compared to $36.7 million for the same period in 2012.

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

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital expenditures, with cash flows from operations and borrowings under our bank lines of credit. Net cash provided by operating activities totaled approximately $60.5 million for the nine months ended September 30, 2013 compared to approximately $45.7 million for the nine months ended September 30, 2012. The $14.8 million increase in cash provided by operating activities is mainly attributable to a $2.6 million increase in net earnings after consideration of non-cash items, a $1.3 million increase in cash collected from accounts receivable and a $10.9 million decrease in cash used to fund accounts payable and prepaid assets. Improvement in cash used for accounts payable and prepaid assets is largely due to reduced estimated income tax prepayments.

Net cash used in investing activities was approximately $77.0 million for the nine months ended September 30, 2013 compared with approximately $19.9 million used in investing activities during the nine months ended September 30, 2012. Investing activities during the nine months ended September 30, 2013 consisted primarily of $45.3 million used to acquire TQI and capital expenditures of $33.3 million primarily for new trailers, vehicles and forklifts to replace aging units.  The proceeds from disposal of property and equipment during the nine months ended September 30, 2013 and 2012 were primarily from sales of older trailers and vehicles.

Net cash provided by financing activities totaled approximately $2.9 million for the nine months ended September 30, 2013 compared with $8.4 million for the nine months ended September 30, 2012.  Changes in cash from financing activities are mainly the settlement of the $20.1 million in debt assumed with the acquisition of TQI, net of a $17.0 million increase in cash received from the exercise of stock options and the related income tax benefit. Cash from financing for the nine months ended September 30, 2013 and 2012 also included quarterly dividend payments which increased $2.1 million year over year as during the third quarter of 2012 our Board of the Directors increased the quarterly cash dividend from our historic $0.07 per share to $0.10 per share.

In February 2012, we entered into a $150.0 million credit facility. This facility has a term of five years and matures in February 2017. Interest rates for advances under the facility are LIBOR plus 1.1% based upon covenants related to total indebtedness to earnings (1.3% at September 30, 2013). The agreement contains certain covenants and restrictions related to new indebtedness, investment types and dispositions of property. None of the covenants are expected to significantly affect our operations or ability to pay dividends. No assets are pledged as collateral against the credit facility. As of September 30, 2013, we had no borrowings outstanding under the credit facility. At September 30, 2013, we had utilized $9.4 million of availability for outstanding letters of credit and had $140.6 million of available borrowing capacity under this credit facility.

In July 2007, our Board of Directors approved a stock repurchase program (“Repurchase Plan”) for up to two million shares of our common stock. As of September 30, 2013, 815,059 shares remain that may be repurchased under the Repurchase Plan.

During the first and second quarters of 2012, our Board of Directors declared a cash dividend of $0.07 per share of common stock. During each quarter of 2013 and the third and fourth quarters of 2012, our Board of Directors declared a cash dividend of $0.10 per share.  We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by our Board of Directors.

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

The SEC's general guidance permits the exclusion of an assessment of the effectiveness of a registrant's disclosure controls and procedures as they relate to its internal controls over financial reporting for an acquired business during the first year following such acquisition, if among other circumstances and factors there is not adequate time between the acquisition date and the date of assessment. As previously disclosed, the Company completed its acquisition of TQI Holdings, Inc. (“TQI”) on March 4, 2013. TQI represents approximately 17.2% percent of the Company's total assets as of September 30, 2013. Management's assessment and conclusion on the effectiveness of the Company's disclosure controls and procedures as of September 30, 2013 excluded an assessment of the internal control over financial reporting of TQI.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There were no unregistered purchases of shares of our common stock during the nine months ended September 30, 2013.

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

Forward Air Corporation
Date: October 25, 2013	By:	/s/ Rodney L. Bell
Rodney L. Bell Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer)

By:	/s/ Michael P. McLean
Michael P. McLean Chief Accounting Officer, Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

No.	Exhibit
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