Form 10-K
period 2013-12-31
FORWARD AIR CORP
filed 2014-02-19
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2013 was approximately $1,150,074,099 based upon the $38.28 closing price of the stock as reported on The NASDAQ Stock Market LLC on that date. For purposes of this computation, all directors and executive officers of the registrant are assumed to be affiliates. This assumption is not a conclusive determination for purposes other than this calculation.

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share as of February 10, 2014 was 30,721,944.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

Introductory Note
This Annual Report on Form 10-K for the fiscal year ended December 31, 2013 (this “Form 10-K”) contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. Some forward-looking statements may be identified by use of such terms as “believes,” “anticipates,” “intends,” “plans,” “estimates,” “projects” or “expects.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The following is a list of factors, among others, that could cause actual results to differ materially from those contemplated by the forward-looking statements: economic factors such as recessions, inflation, higher interest rates and downturns in customer business cycles, our inability to maintain our historical growth rate because of a decreased volume of freight or decreased average revenue per pound of freight moving through our network, increasing competition and pricing pressure, surplus inventories, loss of a major customer, the creditworthiness of our customers and their ability to pay for services rendered, our ability to secure terminal facilities in desirable locations at reasonable rates, the inability of our information systems to handle an increased volume of freight moving through our network, changes in fuel prices, claims for property damage, personal injuries or workers’ compensation, employment matters including rising health care costs, enforcement of and changes in governmental regulations, environmental and tax matters, the handling of hazardous materials, the availability and compensation of qualified independent owner-operators and freight handlers needed to serve our transportation needs and our inability to successfully integrate acquisitions. As a result of the foregoing, no assurance can be given as to future financial condition, cash flows or results of operations. Except as required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I

Item 1.         Business

We were formed as a corporation under the laws of the State of Tennessee on October 23, 1981. Our operations can be broadly classified into three principal segments:  Forward Air, Inc. (“Forward Air”), Forward Air Solutions, Inc. (“FASI”) and Total Quality, Inc. ("TQI").

Forward Air is a leading provider of time-definite surface transportation and related logistics services to the North American expedited ground freight market. We offer our customers local pick-up and delivery (Forward Air Complete™) and scheduled surface transportation of cargo as a cost-effective, reliable alternative to air transportation. We transport cargo that must be delivered at a specific time but is less time-sensitive than traditional air freight. This type of cargo is frequently referred to in the transportation industry as deferred air freight. We also offer our customers an array of logistics and other services including: expedited full truckload (“TLX”); dedicated fleets; warehousing; customs brokerage; and shipment consolidation, deconsolidation and handling.

FASI, which we formed in July 2007, provides pool distribution services throughout the Mid-Atlantic, Southeast, Midwest and Southwest continental United States.  Pool distribution involves managing high-frequency, last mile handling and distribution of time-sensitive product to numerous destinations in specific geographic regions.  Our primary customers for pool distribution are regional and nationwide distributors and specialty retailers, such as mall, strip mall and outlet-based retail chains.

TQI, which we acquired in March 2013, provides maximum security and temperature-controlled logistics services, primarily truckload services, to the pharmaceutical and life science industries. In addition to core pharmaceutical services, TQI provides truckload and less-than-truckload brokerage transportation services.

Growth Strategy

Our strategy is to take advantage of our competitive strengths in order to increase our profits and shareholder returns. Our goal is to use our established businesses as the base from which to expand and launch new services that will allow us to grow and provide shareholder returns in any economic environment.  Principal components of our efforts include:

•
Increase Freight Volume from Existing Customers. Many of our customers currently use us for only a portion of their overall transportation needs.  We believe we can increase freight volumes from existing customers by offering more enhanced and comprehensive services that address all of the customer’s transportation needs, such as Forward Air Complete™ ("Complete"), our direct to door pick-up and delivery service and customer label integration.  By offering additional services that can be integrated with our existing services, we believe we will attract additional business from existing customers.

•
Expand Service Offerings. We continue to expand our offered services to increase revenue and improve utilization of our terminal facilities and labor force. Because of the timing of the arrival and departure of cargo, our facilities are under-utilized during certain portions of the day, allowing us to add logistics services without significantly increasing our costs. Therefore, we have added a number of additional services in the past few years, such as TLX, pool distribution, temperature-controlled shipments, warehousing, drayage, customs brokerage and shipment consolidation and handling services. These services directly benefit our existing customers and increase our ability to attract new customers, particularly those customers that cannot justify providing the services directly. These services are not offered by many transportation providers with whom we compete and are attractive to customers who prefer to use one provider for all of their transportation needs.

•
Enhance Information Systems. We are committed to the continued development and enhancement of our information systems in ways that will continue to provide us competitive service advantages and increased productivity. We believe our enhanced systems have and will assist us in capitalizing on new business opportunities with existing customers and developing relationships with new customers.

•
Pursue Strategic Acquisitions. We continue to evaluate and pursue acquisitions that can increase our penetration of a geographic area, add new customers, add new business verticals, and increase freight volume.  In addition, we expect to explore acquisitions, such as TQI, that enable us to offer additional services. Further, in February 2014, we completed the acquisition of Central States Trucking Co. and Central States Logistics, Inc. (collectively, “CST”) from Central States Inc. CST provides industry leading container and intermodal drayage services primarily within the Midwest region of the United States. CST also provides linehaul service within the airport-to-airport space as well as dedicated contract and Container Freight Station warehouse services. Acquisitions may affect our short-term cash flow and net income as we expend funds, potentially increase indebtedness and incur additional expenses.

Competitive Advantages

We believe that the following competitive advantages are critical to our success:

•
Focus on Specific Freight Markets and Concentrated Marketing Strategy. Our Forward Air segment focuses on providing time-definite surface transportation and related logistics services to the North American expedited ground freight market.  Forward Air provides our expedited ground freight services mainly to freight forwarders, integrated air cargo carriers, and passenger and cargo airlines rather than directly serving shippers. We believe that Forward Air customers prefer to purchase their transportation services from us because, among other reasons, we generally do not market Forward Air’s services to their shipper customers and, therefore, do not compete directly with them for customers. Our FASI segment focuses on providing high-quality pool distribution services to retailers and nationwide distributors of retail products.  Our TQI segment focuses on providing maximum security and temperature-controlled logistics services to the pharmaceutical and life science industries. This focused approach enables us to provide a higher level of service across all our business segments in a more cost-effective manner than our competitors.

•
Expansive Network of Terminals and Facilities. We have developed a network of terminals and facilities throughout the United States and Canada. We believe it would be difficult for a competitor to duplicate our network of facilities with the expertise and strategic facility locations we have acquired without expending significant capital and management resources. We believe that through our network of terminals and facilities we can offer our customers a variety of comprehensive, high-quality, consistent service across the majority of the continental United States.

•
Superior Service Offerings. Forward Air’s published expedited ground freight schedule for transit times with specific cut-off and arrival times generally provides Forward Air customers with the predictability they need. In addition, our network of Forward Air terminals allows us to offer our Forward Air customers later cut-off times, a higher percentage of direct shipments (which reduces damage and shortens transit times) and earlier delivery times than most of our competitors. Our network of FASI terminals allows us the opportunity to provide precision deliveries to a wider range of locations than most pool distribution providers with increased on-time performance. TQI utilizes industry-leading temperature-controlled equipment, 24-hour real-time monitoring and tracking technology, and layered security features and practices to provide its customers with a level of service that is unmatched in the industry today.

•
Flexible Business Model. Rather than owning and operating our own large fleets of trucks, we purchase most of our transportation requirements from owner-operators or truckload carriers. This approach allows us to respond quickly to changing demands and opportunities in our industry and to generate higher returns on assets because of the lower capital requirements.

•
Comprehensive Logistic and Other Service Offerings. Through our three segments we offer an array of logistic and other services including: TLX, pick-up and delivery (Forward Air Complete™), pool distribution, temperature-controlled truckload, warehousing, customs brokerage and shipment consolidation and handling. These services are an essential part of many of our customers’ transportation needs and are not offered by many of our competitors.  We are often able to provide these services utilizing existing infrastructure and thereby earning additional revenue without incurring significant additional fixed costs.

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

•
Strong Balance Sheet and Availability of Funding. Our asset-light business model and strong market position in the expedited ground freight market provides the foundation for operations that have produced excellent cash flow from operations even in challenging conditions.  Our strong balance sheet and available borrowing capacity, can also be a competitive advantage.  Our competitors, particularly in the pool distribution market, are mainly regional and local operations, and may struggle to maintain operations in an uncertain economic environment.  The threat of financial instability may encourage new and existing customers to use a more financially secure transportation provider.

Operations
The following describes in more detail the operations of each of our reportable segments:

Forward Air

Airport-to-airport

Forward Air is a leading provider of time-definite surface transportation and related logistics services to the North American expedited ground freight market. Through Forward Air, we transport cargo that must be delivered at a specific time but is less time-sensitive than traditional air freight. This type of cargo is frequently referred to in the transportation industry as deferred air freight. We market our Forward Air airport-to-airport services primarily to freight forwarders, integrated air cargo carriers, and passenger and cargo airlines. To serve this market, we offer customers a high level of service with a focus on on-time, damage-free deliveries. We serve our customers by locating our terminals on or near airports in the United States and Canada and maintaining regularly scheduled transportation service between major cities. We either receive shipments at our terminals or if instructed to do so pick up shipments directly from our customers. We then transport the freight by truck (i) directly to the destination terminal; (ii) to our Columbus, Ohio central sorting facility; or (iii) to one of our 12 regional hubs, where they are unloaded, sorted and reloaded. After reloading the shipments, we deliver them to the terminals nearest their destinations and then, if requested by the customer, on to a final designated site. We ship freight directly between terminals when justified by the tonnage volume.
During 2013, approximately 27.7% of the freight Forward Air handled was for overnight delivery, approximately 56.7% was for delivery within two to three days and the balance was for delivery in four or more days. Forward Air generally does not market its airport-to-airport services directly to shippers (where such services might compete with our freight forwarder customers). Also, because Forward Air does not place significant size or weight restrictions on airport-to-airport shipments, Forward Air generally does not compete directly with integrated air cargo carriers such as United Parcel Service and Federal Express in the overnight delivery of small parcels. In 2013, Forward Air’s ten largest customers accounted for approximately 35.5% of Forward Air’s operating revenue and no single customer accounted for more than 10.0% of Forward Air’s operating revenue.

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

Shipments

The average weekly volume of freight moving through our airport-to-airport network was approximately 35.4 million pounds per week in 2013. During 2013, our average shipment weighed approximately 654 pounds and shipment sizes ranged from small boxes weighing only a few pounds to large shipments of several thousand pounds. Although we impose no significant size or weight restrictions, we focus our marketing and price structure on shipments of 200 pounds or more. As a result, we typically do not directly compete with integrated air cargo carriers in the overnight delivery of small parcels. The table below summarizes the average weekly volume of freight moving through our network for each year since 1998.

Average Weekly
Volume in Pounds
Year	(In millions)
1998	15.4
1999	19.4
2000	24.0
2001	24.3
2002	24.5
2003	25.3
2004	28.7
2005	31.2
2006	32.2
2007	32.8
2008	34.2
2009	28.5
2010	32.6
2011	34.0
2012	34.9
2013	35.4

Forward Air Logistics and Other Services

Forward Air customers increasingly demand more than the movement of freight from their transportation providers. To meet these demands, we continually seek ways to customize our logistics services and add new services. Logistics and other services increase our profit margins by increasing our revenue without corresponding increases in our fixed costs, as airport-to-airport assets and resources are primarily used to provide the logistics and other services.

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

Revenue and purchased transportation for our TLX service, which is the largest component of our Logistics revenue, are largely determined by the number of miles driven.  The table below summarizes the average miles driven per week to support our TLX service since 2003:

Average Weekly Miles
Year	(In thousands)
2003	211
2004	259
2005	248
2006	331
2007	529
2008	676
2009	672
2010	788
2011	876
2012	1,005
2013	967

Forward Air Customers
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
Forward Air Purchased Transportation
Forward Air contracts with owner-operators for most of its transportation services.  The owner-operators own, operate and maintain their own tractors and employ their own drivers. Our freight handlers load and unload our trailers and vehicles for hauling by owner-operators between our terminals.
Forward Air seeks to establish long-term relationships with owner-operators to assure dependable service and availability. Historically, Forward Air has experienced significantly higher than industry average retention of owner-operators. Forward Air has established specific guidelines relating to safety records, driving experience and personal evaluations that we use to select our owner-operators. To enhance its relationship with the owner-operators, Forward Air rates are generally above prevailing market rates. In addition, Forward Air will typically offer our owner-operators and their drivers a consistent work schedule. Usually, schedules are between the same two cities or along a consistent route, improving quality of work life for the owner-operators and their drivers and, in turn, increasing driver retention.
As a result of efforts to expand our logistics and other services, seasonal demands and volume surges in particular markets, we also purchase transportation from other surface transportation providers to handle overflow volume. Of the $230.9 million incurred for Forward Air purchased transportation during 2013, we purchased 59.5% from owner-operators and 40.5% from other surface transportation providers.

Forward Air Competition
The expedited ground freight segment of the transportation industry is highly competitive and very fragmented. Our competitors primarily include national and regional truckload and less-than-truckload carriers. To a lesser extent, Forward Air also competes with integrated air cargo carriers and passenger and cargo airlines.
We believe competition in the expedited ground freight segment is based primarily on service, on-time delivery, flexibility and reliability, as well as rates. We offer our Forward Air services at rates that generally are significantly below the charge to transport the same shipment to the same destination by air. We believe Forward Air has an advantage over less-than-truckload carriers because Forward Air delivers faster, more reliable service between many cities.
Forward Air Solutions (FASI)

Pool Distribution

Through our FASI segment we provide pool distribution services through a network of terminals and service locations in 24 cities throughout the Mid-Atlantic, Southeast, Midwest and Southwest continental United States.  Pool distribution involves managing high-frequency handling and distribution of time-sensitive product to numerous destinations in specific geographic regions. Our FASI pool distribution customers are primarily comprised of national and regional retailers and distributors, such as Stage Stores, The Limited, The Marmaxx Group, The GAP, and Aeropostale.   FASI’s four largest customers accounted for approximately 69.6% of FASI’s 2013 operating revenue, but revenues from these four customers do not exceed 10.0% of our consolidated revenue.  No other customers accounted for more than 10.0% of FASI’s operating revenue.

Our pool distribution network consists of terminals and service locations in the following 24 cities:

City
Albuquerque, NM*	Jeffersonville, OH
Atlanta, GA	Kansas City, MO***
Baltimore, MD	Lakeland, FL
Baton Rouge, LA*	Las Vegas, NV
Charlotte, NC	Little Rock, AR*
Columbus, OH**	Miami, FL
Dallas/Ft. Worth, TX***	Montgomery, AL
Denver, CO***	Nashville, TN***
Des Moines, IA***	Raleigh, NC
Houston, TX	Richmond, VA***
Jacksonville, FL	San Antonio, TX
Jacksonville, TX	Tulsa, OK***

* Denotes an independent agent station.
** Denotes a location in which Forward Air is an agent for FASI.
***   Denotes a location with combined Forward Air and FASI operations.

FASI Transportation
FASI provides its transportation services through a mix of Company-employed drivers, owner-operators and third party carriers. The mix of sources utilized to provide FASI transportation services is dependent on the individual markets and related customer routes. During 2013, approximately 38.1% of FASI's direct transportation expenses were provided by Company-employed drivers, 26.0% by owner-operators and 35.9% was provided by third party carriers.
FASI Competition
The pool distribution segments of the transportation industry is also highly competitive and very fragmented. Our competitors primarily include regional and national truckload and less-than-truckload carriers. We believe FASI has an advantage over its competitors due to its presence in several regions across the continental United States allowing us to provide consistent, high-quality service to our customers regardless of location.

Total Quality, Inc. (TQI)
TQI is a premium provider of maximum security and temperature-controlled services to the pharmaceutical and life science industries. TQI utilizes industry-leading temperature-controlled equipment, 24-hour real-time monitoring and tracking technology, and layered security features and practices to provide its customers with a high level of service. In addition to its core pharmaceutical services, TQI also provides truckload and less-than-truckload brokerage transportation services. TQI’s administrative headquarters are located in Grand Haven, Michigan.
TQI Transportation
TQI maintains a fleet of Company-employed drivers and owner-operators. All Company-employed drivers and owner-operators are incentivized to follow strict operating procedures during pick up, transport and delivery. In addition to TQI’s private and owner-operator fleet, TQI has prequalified select third party partner carriers, which have committed to meet TQI’s high standards of service and serve as a dedicated source of scalable capacity. Utilizing these qualified third party partner carriers TQI is able to accommodate spikes in demand created by product launches, product recalls, special promotions and other seasonal marketing efforts that require additional capacity. During 2013, approximately 23.4% of TQI's direct transportation expenses were provided by Company-employed drivers, 5.0% by owner-operators and 71.6% was provided by third party carriers.
TQI Competition
TQI competitors primarily include national and regional truckload carriers. We believe competition in TQI’s market is based primarily on service, on-time delivery and flexibility and reliability. We believe TQI has a competitive advantage as a result of its superior technology and its established relationships with market leaders in the pharmaceutical and life science industries.
Marketing

We market all our services through a sales and marketing staff located in major markets of the United States. Senior management also is actively involved in sales and marketing at the national account level and supports local sales initiatives. We also participate in air cargo and retail trade shows and advertise our services through direct mail programs and through the Internet via www.forwardair.com, www.forwardairsolutions.com and www.shiptqi.com. The information contained on our websites is not part of this filing and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

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

Employees and Equipment

      As of December 31, 2013, we had 2,371 full-time employees, 709 of whom were freight handlers. Also, as of that date, we had an additional 1,166 part-time employees, of whom the majority were freight handlers. None of our employees are covered by a collective bargaining agreement. We recognize that our workforce, including our freight handlers, is one of our most valuable assets. The recruitment, training and retention of qualified employees is essential to support our continued growth and to meet the service requirements of our customers.

We own the majority of trailers we use to move freight through our networks. Substantially all of our trailers are 53’ long, some of which have specialized roller bed equipment required to serve air cargo industry customers. At December 31, 2013, we had 3,237 owned trailers in our fleet with an average age of approximately 5.2 years. In addition, at December 31, 2013, we also had 67 leased trailers in our fleet. At December 31, 2013, we had 529 owned tractors and straight trucks in our fleet, with an average age of approximately 4.1 years. In addition, at December 31, 2013, we also had 29 leased tractors and straight trucks in our fleet.

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

Service Marks

Through one of our subsidiaries, we hold federal trademark registrations or applications for federal trademark registration, associated with the following service marks: Forward Air, Inc. ®, North America’s Most Complete Roadfeeder Network ®, Forward Air ™, Forward Air Solutions ®, Forward Air TLX™, Forward Air Complete ™, and PROUD™. These marks are of significant value to our business. We are also in the process of obtaining trademarks for Total Quality, Inc. and TQI Inc.

Website Access

We file reports with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. We are an electronic filer and the SEC maintains an Internet site at www.sec.gov that contains these reports and other information filed electronically. We make available free of charge through our website our Code of Business Conduct and Ethics and our reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Our website addresses are www.forwardair.com, www.forwardairsolutions.com, and www.shiptqi.com. Our goal is to maintain our website as a portal through which investors can easily find or navigate to pertinent information about us. The information provided on the website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

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

Our business is dependent upon a number of factors that may have a material adverse effect on the results of our operations, many of which are beyond our control. These factors include increases or rapid fluctuations in fuel prices, freight volumes, capacity in the trucking industry, insurance premiums, self-insured retention levels and difficulty in attracting and retaining qualified owner-operators and freight handlers. Our profitability would decline if we were unable to anticipate and react to increases in our operating costs, including purchased transportation and labor, or decreases in the amount of revenue per pound of freight shipped through our networks. As a result of competitive factors, we may be unable to raise our prices to meet increases in our operating costs, which could result in a material adverse effect on our business, results of operations and financial condition.

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

Our net fuel surcharge revenue is the result of our fuel surcharge rates and the tonnage transiting our networks.  The fuel surcharge revenue is then netted with the fuel surcharge we pay to our owner-operators and third party transportation providers.  Fluctuations in volumes, related load factors, and fuel prices may subject us to volatility in our net fuel surcharge revenue.  This potential volatility in net fuel surcharge revenue may adversely impact our overall revenue, base transportation revenue plus net fuel surcharge revenue, and results of operations.

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

The segments of the freight transportation industry in which we participate are highly competitive, very fragmented and historically have few barriers to entry. Our principal competitors include national and regional truckload and less-than-truckload carriers. To a lesser extent, we also compete with integrated air cargo carriers and passenger airlines. Our competition ranges from small operators that compete within a limited geographic area to companies with substantially greater financial and other resources, including greater freight capacity.  We also face competition from freight forwarders who decide to establish their own networks to transport expedited ground freight. We believe competition is based primarily on service, on-time delivery, flexibility and reliability, as well as rates. Many of our competitors periodically reduce their rates to gain business, especially during times of economic decline. In the past several years, several of our competitors have reduced their rates to unusually low levels that we believe are unsustainable in the long-term, but that may materially adversely affect our business in the short-term. These competitors may cause a decrease in our volume of freight, require us to lower the prices we charge for our services and adversely affect both our growth prospects and profitability.

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

During 2008 and 2009, we experienced significantly weaker demand for our airport-to-airport and pool distribution services as a result of the severe downturn in the economy.  During the time in question, we adjusted the size of our owner-operator fleet and reduced employee headcount to compensate for the drop in demand.  If the economic downturn persisted or worsened, demand for our services may have continued to weaken.  No assurance can be given that reductions in owner-operators and employees or other steps we may take during similar times in the future will be adequate to offset the effects of reduced demand. If we experience another economic downturn it may have a significant negative impact on our results of operations.

We could be required to record a material non-cash charge to income if our recorded intangible assets or goodwill are determined to be impaired.

We have $40.1 million of recorded net definite-lived intangible assets on our consolidated balance sheet at December 31, 2013.  Our definite-lived intangible assets primarily represent the value of customer relationships and non-compete agreements that were recorded in conjunction with our various acquisitions.  We review our long-lived assets, such as our definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Impairment is recognized on these assets when the sum of undiscounted estimated cash flows expected to result from the use of the asset is less than the carrying value.  If such measurement indicates an impairment, we would be required to record a non-cash impairment charge to our consolidated statement of comprehensive income in the amount that the carrying value of these assets exceed the estimated fair value of the assets.

We also have recorded goodwill of $88.5 million on our consolidated balance sheet at December 31, 2013.  Goodwill is assessed for impairment annually (or more frequently if circumstances indicate possible impairment) for each of our reporting units.  This assessment includes comparing the fair value of each reporting unit to the carrying value of the assets assigned to each reporting unit.  If the carrying value of the reporting unit was to exceed our estimated fair value of the reporting unit, we would then be required to estimate the fair value of the individual assets and liabilities within the reporting unit to ascertain the amount of fair value of goodwill and any potential impairment.  If we determine that our fair value of goodwill is less than the related book value, we could be required to record a non-cash impairment charge to our consolidated statement of comprehensive income, which could have a material adverse effect on our earnings.

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

We must maintain and enhance our information technology systems to remain competitive and effectively handle higher volumes of freight through our networks. We expect customers to continue to demand more sophisticated, fully integrated information systems from their transportation providers. If we are unable to maintain and enhance our information systems to handle our freight volumes and meet the demands of our customers, our business and results of operations will be adversely affected. If our information systems are unable to handle higher freight volumes and increased logistics services, our service levels and operating efficiency may decline. This may lead to a loss of customers and a decline in the volume of freight we receive from customers.

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

We depend on owner-operators for most of our transportation needs. In 2013, owner-operators provided 53.7% of our purchased transportation. Competition for owner-operators is intense, and sometimes there are shortages of available owner-operators. In addition, we need a large number of freight handlers to operate our business efficiently. During periods of low unemployment in the areas where our terminals are located, we may have difficulty hiring and retaining a sufficient number of freight handlers. If we have difficulty attracting and retaining enough qualified owner-operators or freight handlers, we may be forced to increase wages and benefits, which would increase our operating costs. This difficulty may also impede our ability to maintain our delivery schedules, which could make our service less competitive and force us to curtail our planned growth. If our labor costs increase, we may be unable to offset the increased labor costs by increasing rates without adversely affecting our business. As a result, our profitability may be reduced.

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

We lease and maintain 75 additional terminals, including our pool distribution terminals, located in major cities throughout the United States and Canada. Lease terms for these terminals are typically for three to five years. The remaining 26 terminals are agent stations operated by independent agents who handle freight for us on a commission basis.

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

2013	High	Low	Dividends
First Quarter	$39.58	$35.28	$0.10
Second Quarter	39.66	35.93	0.10
Third Quarter	41.94	36.05	0.10
Fourth Quarter	44.57	38.26	0.10

2012	High	Low	Dividends
First Quarter	$37.39	$31.78	$0.07
Second Quarter	37.12	30.17	0.07
Third Quarter	36.66	30.28	0.10
Fourth Quarter	35.09	29.65	0.10

According to a position listing there were approximately 446 shareholders of record of our Common Stock as of January 22, 2014.

Subsequent to December 31, 2013, our Board of Directors declared a cash dividend of $0.12 per share that will be paid in the first quarter of 2014. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

There are no material restrictions on our ability to declare dividends.

None of our securities were sold during fiscal year 2013 without registration under the Securities Act.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2013 with respect to shares of our Common Stock that may be issued under existing equity compensation plans, the 1999 Stock Option and Incentive Plan (the “1999 Plan”), the Amended and Restated Stock Option and Incentive Plan (“1999 Amended Plan”), the Non-Employee Director Stock Option Plan (the “NED Plan”), the 2000 Non-Employee Director Award (the “2000 NED Award”), the 2005 Employee Stock Purchase Plan (the “ESPP”) and the Amended and Restated Non-Employee Director Stock Plan (the “Amended Plan”).  Our shareholders have approved each of these plans.

Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued upon Exercise or Vesting of Outstanding/Unvested Shares, Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
		(a)	(b)
Equity Compensation Plans Approved by Shareholders	2,084,639	$27	1,948,144
Equity Compensation Plans Not Approved by Shareholders	—	—	—
Total	2,084,639	$27	1,948,144

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

(b)	Includes shares available for future issuance under the ESPP. As of December 31, 2013, an aggregate of 412,322 shares of Common Stock were available for issuance under the ESPP.

 Stock Performance Graph

The following graph compares the percentage change in the cumulative shareholder return on our Common Stock with The NASDAQ Trucking and Transportation Stocks Index and The NASDAQ Global Select Stock Market™ Index commencing on the last trading day of December 2008 and ending on the last trading day of December 2013. The graph assumes a base investment of $100 made on December 31, 2008 and the respective returns assume reinvestment of all dividends. The comparisons in this graph are required by the SEC and, therefore, are not intended to forecast or necessarily be indicative of any future return on our Common Stock.

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

Forward Air Corporation
Nasdaq Trucking and Transportation Stocks Index
Nasdaq Global Select Stock Market Index
275
250
225
200
175
150
125
100
75
2008
2009
2010
2011
2012
2013

	2008	2009	2010	2011	2012	2013
Forward Air Corporation	$100	$103	$117	$132	$144	$181
Nasdaq Trucking and Transportation Stocks Index	100	104	136	115	121	151
Nasdaq Global Select Stock Market Index	100	144	168	166	192	265

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
October 1-31, 2013	—	$—	—	—
November 1-30, 2013	8,675	41	8,675	806,384
December 1-31, 2013	—	—	—	—
Total	8,675	$41	8,675	806,384

(1) On July 31, 2007, our Board of Directors approved a stock repurchase program for up to 2.0 million shares of our common stock. On February 7, 2014, the Board of Directors cancelled the 2007 share repurchase authorization and approved a new stock repurchase authorization for up to 2.0 million shares of the Company’s common stock.

Item 6.        Selected Financial Data

The following table sets forth our selected financial data. The selected financial data should be read in conjunction with our consolidated financial statements and notes thereto, included elsewhere in this report.

	Year ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2013	2012	2011	2010	2009
	(In thousands, except per share data)
Income Statement Data:
Operating revenue	$652,481	$584,446	$536,402	$483,939	$417,410
Income from operations	84,355	83,532	77,110	53,739	18,550
Operating margin (1)	12.9%	14.3%	14.4%	11.1%	4.4%

Net income	54,467	52,668	47,199	32,036	9,802
Net income per share:
Basic	$1.81	$1.82	$1.62	$1.11	$0.34
Diluted	$1.77	$1.78	$1.60	$1.10	$0.34

Cash dividends declared per common share	$0.40	$0.34	$0.28	$0.28	$0.28

Balance Sheet Data (at end of period):
Total assets	$506,269	$399,187	$341,151	$348,796	$316,730
Long-term obligations, net of current portion
	3	58	333	50,883	52,169
Shareholders' equity	435,865	351,671	286,902	256,086	224,507

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

Trends and Developments

Acquisition of TQI

On March 4, 2013, we entered into a Stock Purchase Agreement ("Agreement") with all of the shareholders of TQI to acquire 100% of the outstanding stock. Pursuant to the terms of the Agreement and concurrently with the execution of the Agreement, we acquired all of the outstanding capital stock of TQI in exchange for $45.3 million in net cash, $20.1 million in assumed debt and an available earn-out of up to $5.0 million. The assumed debt was immediately paid in full after funding of the acquisition. The acquisition and settlement of the assumed debt were funded using our cash on hand.

Pursuant to the terms of the Agreement, we could pay the former shareholders of TQI additional cash consideration from $0 to $5.0 million if certain earnings before interest, taxes, depreciation and amortization ("EBITDA") goals are exceeded. The ultimate payout is based on the level by which TQI operating results exceed specified thresholds as defined by the Agreement in both 2013 and 2014.

Results from Operations

During the year ended December 31, 2013, we experienced a 11.7% and 1.1% increase in our consolidated revenues and income from operations, respectively, compared to the year ended December 31, 2012. The increase in revenue is primarily attributable to revenue from our newly acquired segment, TQI and increased revenue from FASI, partially offset by reduced Forward Air revenue. During the year ended December 31, 2013, TQI contributed $41.8 million in operating revenue and approximately $3.6 million in income from operations.

Forward Air revenue and income from operations decreased 0.1% and 3.4%, respectively.  The Forward Air revenue decrease was driven by lower logistics revenue partially offset by increases in airport-to-airport revenue. The logistics revenue decrease was driven by reduced TLX revenue on lower miles driven. The higher airport-to-airport revenue was attributable to increased tonnage transiting the Forward Air network.

FASI revenue increased 33.4% during the year ended December 31, 2013 compared to the year ended December 31, 2012.  In conjunction with the revenue growth, FASI's income from operations improved $0.1 million and 5.0%, from $2.0 million in 2012 to $2.1 million during 2013. The increase in revenue and the corresponding increase in income from operations was the result of new business wins in the fourth quarter of 2012 and the first half of 2013.

Our net fuel surcharge revenue is the result of our fuel surcharge rates, which are set weekly using the national average for diesel price per gallon, and the volumes shipped. Due to the acquisition of TQI, higher diesel prices for the majority of 2013 and improved volumes, our net fuel surcharge revenue increased by 23.1% during the year end December 31, 2013 compared to the year ended December 31, 2012.

Results of Operations

The following table sets forth our historical financial data for the years ended December 31, 2013 and 2012 (in millions):

	Year ended
	December 31,	December 31,		Percent
	2013	2012	Change	Change
Operating revenue	$652.5	$584.4	$68.1	11.7%
Operating expenses:
Purchased transportation	285.7	252.7	33.0	13.1
Salaries, wages, and employee benefits	151.1	135.0	16.1	11.9
Operating leases	29.3	28.0	1.3	4.6
Depreciation and amortization	23.6	21.1	2.5	11.8
Insurance and claims	12.5	11.3	1.2	10.6
Fuel expense	15.2	10.0	5.2	52.0
Other operating expenses	50.7	42.8	7.9	18.5
Total operating expenses	568.1	500.9	67.2	13.4
Income from operations	84.4	83.5	0.9	1.1
Other income (expense):
Interest expense	(0.5)	(0.4)	(0.1)	25.0
Other, net	0.1	—	0.1	100.0
Total other expense	(0.4)	(0.4)	—	—
Income before income taxes	84.0	83.1	0.9	1.1
Income taxes	29.5	30.4	(0.9)	(3.0)
Net income	$54.5	$52.7	$1.8	3.4%

The following table sets forth our historical financial data by segment for the years ended December 31, 2013 and 2012 (in millions):

	Year ended
	December 31,	Percent of	December 31,	Percent of		Percent
	2013	Revenue	2012	Revenue	Change	Change
Operating revenue
Forward Air	$501.1	76.8%	$501.7	85.9%	$(0.6)	(0.1)%
FASI	113.4	17.4	85.0	14.5	28.4	33.4
TQI	41.8	6.4	—	—	41.8	100.0
Intercompany eliminations	(3.8)	(0.6)	(2.3)	(0.4)	(1.5)	65.2
Total	652.5	100.0	584.4	100.0	68.1	11.7

Purchased transportation
Forward Air	230.9	46.1	231.4	46.1	(0.5)	(0.2)
FASI	34.5	30.4	23.3	27.4	11.2	48.1
TQI	23.2	55.5	—	—	23.2	100.0
Intercompany eliminations	(2.9)	76.3	(2.0)	87.0	(0.9)	45.0
Total	285.7	43.8	252.7	43.3	33.0	13.1

Salaries, wages and employee benefits
Forward Air	105.4	21.0	103.1	20.6	2.3	2.2
FASI	39.3	34.7	31.9	37.5	7.4	23.2
TQI	6.4	15.3	—	—	6.4	100.0
Total	151.1	23.2	135.0	23.1	16.1	11.9

Operating leases
Forward Air	20.2	4.0	20.4	4.1	(0.2)	(1.0)
FASI	9.0	7.9	7.6	9.0	1.4	18.4
TQI	0.1	0.2	—	—	0.1	100.0
Total	29.3	4.5	28.0	4.8	1.3	4.6

Depreciation and amortization
Forward Air	16.2	3.2	16.4	3.3	(0.2)	(1.2)
FASI	5.0	4.4	4.7	5.5	0.3	6.4
TQI	2.4	5.8	—	—	2.4	100.0
Total	23.6	3.6	21.1	3.6	2.5	11.8

Insurance and claims
Forward Air	8.7	1.8	8.9	1.8	(0.2)	(2.2)
FASI	3.3	2.9	2.4	2.8	0.9	37.5
TQI	0.5	1.2	—	—	0.5	100.0
Total	12.5	1.9	11.3	1.9	1.2	10.6

Fuel expense
Forward Air	4.0	0.8	4.2	0.8	(0.2)	(4.8)
FASI	7.0	6.2	5.8	6.8	1.2	20.7
TQI	4.2	10.1	—	—	4.2	100.0
Total	15.2	2.3	10.0	1.7	5.2	52.0

Other operating expenses
Forward Air	37.0	7.4	35.8	7.1	1.2	3.4
FASI	13.2	11.6	7.3	8.6	5.9	80.8
TQI	1.4	3.3	—	—	1.4	100.0
Intercompany eliminations	(0.9)	23.7	(0.3)	13.0	(0.6)	200.0
Total	50.7	7.8	42.8	7.3	7.9	18.5

Income from operations
Forward Air	78.7	15.7	81.5	16.2	(2.8)	(3.4)
FASI	2.1	1.9	2.0	2.4	0.1	5.0
TQI	3.6	8.6	—	—	3.6	100.0
Total	$84.4	12.9%	$83.5	14.3%	$0.9	1.1%

The following table presents the components of the Forward Air segment’s operating revenue and purchased transportation for the years ended December 31, 2013 and 2012 (in millions):

		Percent of		Percent of		Percent
	2013	Revenue	2012	Revenue	Change	Change
Forward Air revenue
Airport-to-airport	$393.2	78.5%	$391.2	78.0%	$2.0	0.5%
Logistics	80.3	16.0	84.2	16.8	(3.9)	(4.6)
Other	27.6	5.5	26.3	5.2	1.3	4.9
Total	$501.1	100.0%	$501.7	100.0%	$(0.6)	(0.1)%

Forward Air purchased transportation
Airport-to-airport	$163.3	41.5%	$160.7	41.1%	$2.6	1.6%
Logistics	59.7	74.3	63.5	75.4	(3.8)	(6.0)
Other	7.9	28.6	7.2	27.4	0.7	9.7
Total	$230.9	46.1%	$231.4	46.1%	$(0.5)	(0.2)%

Year ended December 31, 2013 compared to Year ended December 31, 2012

Revenues

Operating revenue increased by $68.1 million, or 11.7%, to $652.5 million for the year ended December 31, 2013 from $584.4 million for the year ended December 31, 2012.

Forward Air

Forward Air operating revenue decreased $0.6 million, or 0.1%, to $501.1 million from $501.7 million, accounting for 76.8% of consolidated operating revenue for the year ended December 31, 2013. Airport-to-airport revenue, which is the largest component of our consolidated operating revenue, increased $2.0 million, or 0.5%, to $393.2 million from $391.2 million. Airport-to-airport revenue accounted for 78.5% of the Forward Air’s operating revenue during the years ended December 31, 2013 compared to 78.0% for the year ended December 31, 2012.  An increase in tonnage net of a decline in our base revenue per pound, excluding net fuel surcharge revenue and Forward Air Complete™ (“Complete”) revenue, accounted for $2.9 million of the increase in airport-to-airport revenue. Our airport-to-airport business is priced on a per pound basis and the average revenue per pound, excluding the impact of fuel surcharges and Complete, decreased 0.4% for the year ended December 31, 2013 versus the year ended December 31, 2012. Tonnage that transited our network increased by 1.4% during the year ended December 31, 2013 compared with the year ended December 31, 2012.  The increase in airport-to-airport revenue was partially offset by a decrease in Complete pick-up and delivery revenue.  Complete pick-up and delivery revenue decreased $0.9 million, or 1.7%, during the year ended December 31, 2013 compared to the year ended December 31, 2012.  The decrease in Complete revenue is attributable to a reduction in the attachment rate of our Complete service to our standard airport-to-airport linehaul service, to 17.3% in 2013 compared to 23.1% in 2012. The decline in the Complete attachment rate was mainly attributable to the loss of a customer. Airport-to-airport net fuel surcharge revenue for the year ended December 31, 2013 was flat compared to the year ended December 31, 2012.

Logistics revenue, which is primarily TLX and priced on a per mile basis, decreased $3.9 million, or 4.6%, to $80.3 million for the year ended December 31, 2013 from $84.2 million for the year ended December 31, 2012.  TLX revenue decreased $2.6 million, or 3.4%, year-over-year as miles driven to support our TLX revenue decreased 3.8%. However, the decline in TLX mileage was partially offset by a 0.4% increase in TLX average revenue per mile.  The change in miles and average revenue per mile is mostly attributable to a change in customer mix.  The remaining $1.3 million decrease in logistics revenue was attributable to declines in our drayage business and other non-mileage based services. Drayage services declined $0.8 million on the loss of a customer while other non-mileage based services were negatively impacted by the reduced TLX shipping volumes.

Other revenue, which includes warehousing services and terminal handling, accounts for the final component of Forward Air operating revenue. Other revenue increased $1.3 million, or 4.9%, to $27.6 million during the year ended December 31, 2013 from $26.3 million during the year ended December 31, 2012.  The increase in revenue was mainly attributable to container handling services performed at certain terminals.

FASI

FASI operating revenue increased $28.4 million, or 33.4%, to $113.4 million for the year ended December 31, 2013 from $85.0 million for the year ended December 31, 2012.  The increase in revenue was attributable to new business wins, primarily from two new customers that were initiated during the fourth quarter of 2012, February 2013 and April 2013. In order to service this new business FASI opened three new agent stations and two new service centers.

TQI

TQI operating revenue of $41.8 million represents temperature-controlled truckload and less-than-truckload services provided from the acquisition date of March 4, 2013 through December 31, 2013.

Intercompany Eliminations

Intercompany eliminations increased $1.5 million, or 65.2%, to $3.8 million during the year ended December 31, 2013 from $2.3 million during the year ended December 31, 2012.   The intercompany eliminations are the result of truckload, airport-to-airport, and handling services Forward Air provided to FASI, truckload services Forward Air provided to TQI and FASI cartage and handling services provided to Forward Air.

Purchased Transportation

Purchased transportation increased by $33.0 million, or 13.1%, to $285.7 million for the year ended December 31, 2013 from $252.7 million for the year ended December 31, 2012.  As a percentage of total operating revenue, purchased transportation was 43.8% during the year ended December 31, 2013 compared to 43.3% for the year ended December 31, 2012.

Forward Air

Forward Air’s purchased transportation decreased by $0.5 million, or 0.2%, to $230.9 million for the year ended December 31, 2013 from $231.4 million for the year ended December 31, 2012. The decrease in purchased transportation is primarily attributable to 0.6% decrease in the total cost per mile, net of a 0.4% increase in miles driven for the year ended December 31, 2013 versus the year ended December 31, 2012. As a percentage of segment operating revenue, Forward Air purchased transportation was 46.1% during the years ended December 31, 2013 and 2012.

Purchased transportation costs for our airport-to-airport network increased $2.6 million, or 1.6%, to $163.3 million for the year ended December 31, 2013 from $160.7 million for the year ended December 31, 2012.  For the year ended December 31, 2013, purchased transportation for our airport-to-airport network increased to 41.5% of airport-to-airport revenue from 41.1% for the year ended December 31, 2012.  The $2.6 million increase is partially attributable to a 2.3% increase in miles driven by our network of owner-operators or third party transportation providers in addition to a 0.3% increase in cost per mile paid to our network of owner-operators or third party transportation providers.  The increase in miles increased purchased transportation by $2.9 million while the increase in cost per mile increased purchased transportation $0.4 million.  Miles driven by our network of owner-operators or third party transportation providers increased in conjunction with the tonnage increase discussed above and a shift in our customer and route mix. The 0.3% increase in airport-to-airport cost per mile was mostly the result of increased utilization of more costly third party transportation providers as opposed to our network of owner-operators. These increases associated with higher airport-to-airport mileage and cost per mile, were partially offset by a $0.7 million decrease in third party transportation costs associated with the reduced Complete volumes discussed above.

Purchased transportation costs for our logistics revenue decreased $3.8 million, or 6.0%, to $59.7 million for the year ended December 31, 2013 from $63.5 million for the year ended December 31, 2012. For the year ended December 31, 2013, logistics’ purchased transportation costs represented 74.3% of logistics revenue versus 75.4% for the year ended December 31, 2012. The reduction in logistics’ purchased transportation was largely attributable to a $3.0 million, or 5.1%, decrease in TLX purchased transportation.  Miles driven to support our TLX revenue decreased 3.8% and the cost per mile decreased 1.3% year-over-year.   The improvement in the cost per mile was the result of increased utilization of our network of owner-operators, as opposed to more costly third party transportation providers. The remaining $0.8 million decrease in logistics purchase transportation was attributable to $0.4 million decrease in our drayage business and a $0.4 million reduction for other non-mileage based services. Purchased transportation for our drayage services declined in conjunction with the drayage revenue decline discussed previously, while other non-mileage based services have been impacted by the reduced TLX shipping volumes.

     Purchased transportation costs related to our other revenue increased $0.7 million, or 9.7%, to $7.9 million for the year ended December 31, 2013 from $7.2 million for the year ended December 31, 2012. Other purchased transportation costs as a percentage of other revenue increased to 28.6% of other revenue for the year ended December 31, 2013 from 27.4% for the year ended December 31, 2012.  Other purchased transportation increased as a percentage of the associated revenue as certain airport-to-airport linehaul business required the use of local pick-up and delivery services. This new business required us to incur other purchased transportation costs without direct corresponding other revenue.

FASI

FASI purchased transportation increased $11.2 million, or 48.1%, to $34.5 million for the year ended December 31, 2013 from $23.3 million for the year ended December 31, 2012.  FASI purchased transportation as a percentage of revenue was 30.4% for the year ended December 31, 2013 compared to 27.4% for the year ended December 31, 2012.  The increase in FASI purchased transportation as a percentage of revenue was attributable to the new business discussed above having an increased linehaul component which increased the utilization of owner-operators and third-party transportation providers.

TQI

TQI purchased transportation of $23.2 million, or 55.5% of revenue, represents costs associated with payments to owner-operators, Forward Air and third party transportation providers for services performed from the acquisition date of March 4, 2013 through December 31, 2013.

Intercompany Eliminations

Intercompany eliminations increased $0.9 million, or 45.0%, to $2.9 million during the year ended December 31, 2013 from $2.0 million during the year ended December 31, 2012. The intercompany eliminations are the result of truckload, airport-to-airport, and handling services Forward Air provided to FASI, truckload services Forward Air provided to TQI and FASI cartage and handling services provided to Forward Air.

Salaries, Wages, and Benefits

Salaries, wages and employee benefits increased $16.1 million, or 11.9%, to $151.1 million for the year ended December 31, 2013 from $135.0 million for the year ended December 31, 2012.  As a percentage of total operating revenue, salaries, wages and employee benefits was 23.2% during the year ended December 31, 2013 compared to 23.1% in December 31, 2012.

Forward Air

Salaries, wages and employee benefits of Forward Air increased by $2.3 million, or 2.2%, to $105.4 million for the year ended December 31, 2013 from $103.1 million for the year ended December 31, 2012.  Salaries, wages and employee benefits were 21.0% of Forward Air’s operating revenue for the year ended December 31, 2013 compared to 20.6% for the year ended December 31, 2012. The increase in salaries, wages and employee benefits in total dollars and as a percentage of revenue was mainly due to increased health insurance and workers' compensation expenses and higher wages and benefits paid to employees, net of reductions in employee incentives. Health insurance and workers' compensation expenses increased $2.0 million for the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase was largely driven by increased health insurance claims in 2013 and favorable claim development in the second quarter of 2012 identified in our semi-annual actuarial review. A similar favorable development did not recur in 2013. Wages and benefits paid to employees increased $2.5 million, or 3.0%, mainly as a result of 2013 cost of living increases and a full year of 2012 merit pay increases. Accruals for employee incentives decreased approximately $2.2 million as incentives were reduced in conjunction with Forward Air not meeting earnings and performance goals.

FASI

Salaries, wages and employee benefits of FASI increased by $7.4 million, or 23.2%, to $39.3 million for the year ended December 31, 2013 from $31.9 million for the year ended December 31, 2012.  As a percentage of FASI operating revenue, salaries, wages and benefits decreased to 34.7% for the year ended December 31, 2013 compared to 37.5% for the year ended December 31, 2012.  FASI salaries, wages and employee benefits are higher as a percentage of operating revenue than our Forward Air segment, as a larger percentage of FASI transportation services are performed by Company-employed drivers.  The increase in salaries, wages and employee benefits in total dollars is largely due to higher wages and benefits that increased in conjunction with the revenue volumes discussed previously. The decline as a percentage of revenue is largely attributable to improved terminal labor efficiency during 2013 and leverage on fixed salaries and benefits as a result of the increased revenue volumes discussed above.

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

TQI

TQI salaries, wages and employee benefits were $6.4 million, or 15.3% of revenue, and represent salaries, wages and benefits for Company-employed drivers, other operations personnel and TQI management since the acquisition on March 4, 2013 through December 31, 2013.

Operating Leases

Operating leases increased by $1.3 million, or 4.6%, to $29.3 million for the year ended December 31, 2013 from $28.0 million in the year ended December 31, 2012.  Operating leases, the largest component of which is facility rent, were 4.5% of consolidated operating revenue for the year ended December 31, 2013 compared with 4.8% for the year ended December 31, 2012.

Forward Air

Operating leases decreased $0.2 million, or 1.0%, to $20.2 million for the year ended December 31, 2013 from $20.4 million for the year ended December 31, 2012.  Operating leases were 4.0% of Forward Air’s operating revenue for the year ended December 31, 2013 compared with 4.1% for the year ended December 31, 2012.  The decrease in operating leases was the result of a $0.4 million decrease in trailer and $0.2 million decrease in truck rentals, partially offset by a $0.4 million increase in facility rent. The decline in trailer and truck rentals was in conjunction with new trailers and trucks purchased during 2013. Office rent increased on relocation of certain facilities to larger, more expensive facilities.

FASI

Operating leases increased $1.4 million, or 18.4%, to $9.0 million for the year ended December 31, 2013 from $7.6 million for the year ended December 31, 2012.  Operating leases were 7.9% of FASI operating revenue for the year ended December 31, 2013 compared with 9.0% for the year ended December 31, 2012.  The increase in total dollars was attributable to $1.4 million increase for additional trailer and truck leases and rentals due to the increased revenue volumes discussed previously. Further, FASI facility lease expense did not increase for the new locations opened in conjunction with the new business, as the new locations were either agent stations or service centers operated within a customer's facility.

TQI

Operating lease expense for TQI was $0.1 million, or 0.2% of operating revenue, for the year ended December 31, 2013, as currently TQI does not utilize leased or rented equipment and only leases one facility for its administrative offices.

Depreciation and Amortization

Depreciation and amortization increased $2.5 million, or 11.8%, to $23.6 million for the year ended December 31, 2013 from $21.1 million for the year ended December 31, 2012.  Depreciation and amortization was 3.6% of consolidated operating revenue for the years ended December 31, 2013 and 2012.

Forward Air

Depreciation and amortization decreased $0.2 million, or 1.2%, to $16.2 million for the year ended December 31, 2013 from $16.4 million for the year ended December 31, 2012.  Depreciation and amortization expense as a percentage of Forward Air operating revenue was 3.2% in the year ended December 31, 2013 compared to 3.3% for the year ended December 31, 2012.  Depreciation decreased year-over-year as certain internally developed software and older trailers became fully depreciated, but these decreases were partially offset by depreciation on new trucks and trailers purchased during 2013.

FASI

Depreciation and amortization increased $0.3 million, or 6.4%, to $5.0 million for the year ended December 31, 2013 from $4.7 million for the year ended December 31, 2012.  Depreciation and amortization expense as a percentage of FASI operating revenue was 4.4% for the year ended December 31, 2013 compared to 5.5% for the year ended December 31, 2012.  The increase in FASI depreciation is attributable to new tractors purchased to replace aging, fully depreciated equipment.

TQI

TQI depreciation and amortization of $2.4 million, or 5.8% of revenue, represents $0.9 million of depreciation on acquired equipment and $1.5 million of amortization on acquired intangible assets since the acquisition of TQI on March 4, 2013.

Insurance and Claims

Insurance and claims expense increased $1.2 million, or 10.6%, to $12.5 million for the year ended December 31, 2013 from $11.3 million for the year ended December 31, 2012.  Insurance and claims was 1.9% of consolidated operating revenue during the years ended December 31, 2013 and 2012.

Forward Air

Forward Air insurance and claims expense decreased $0.2 million, or 2.2%, to $8.7 million for the year ended December 31, 2013 from $8.9 million for the year ended December 31, 2012.  Insurance and claims as a percentage of Forward Air’s operating revenue was 1.8% for the years ended December 31, 2013 and 2012. The decrease in Forward Air insurance and claims was driven by a $0.9 million decrease in cargo claims partially offset by a $0.5 million increase in vehicle accident repairs and a $0.2 million increase in insurance related costs. Cargo claims decreased due to 2012 including several unusually large claims, while 2013 did not include any similar claims.

FASI

FASI insurance and claims increased $0.9 million. or 37.5%, to $3.3 million for the year ended December 31, 2013 from $2.4 million for the year ended December 31, 2012. As a percentage of operating revenue, insurance and claims was 2.9% for the year ended December 31, 2013 compared to 2.8% for the year ended December 31, 2012. The increase in FASI insurance and claims was largely attributable to a $0.4 million increase in cargo claims, a $0.3 million increase in vehicle accident repairs and a $0.2 million increase in reserves for accident claims and related insurance costs.

TQI

TQI insurance and claims of $0.5 million, or 1.2% of revenue, includes $0.4 million for insurance premiums and $0.1 million of vehicle accident repairs since the TQI acquisition on March 4, 2013 through December 31, 2013.

Fuel Expense

Fuel expense increased $5.2 million,or 52.0%, to $15.2 million for the year ended December 31, 2013 and from $10.0 million for the year ended December 31, 2012.  Fuel expense was 2.3% of consolidated operating revenue for the year ended December 31, 2013 compared to 1.7% for the year ended December 31, 2012.

Forward Air

Forward Air fuel expense decreased $0.2 million, or 4.8%, to $4.0 million for the year ended December 31, 2013 from $4.2 million in the year ended December 31, 2012.  Fuel expense was 0.8% of Forward Air’s operating revenue for the years ended December 31, 2013 and 2012.

FASI

FASI fuel expense increased $1.2 million, or 20.7%, to $7.0 million for the year ended December 31, 2013 from $5.8 million for the year ended December 31, 2012.  Fuel expenses were 6.2% of FASI operating revenue during the year ended December 31, 2013 compared to 6.8% for the year ended December 31, 2012.  FASI fuel expense is significantly higher as a percentage of operating revenue than Forward Air’s fuel expense, as FASI utilizes a higher ratio of Company-employed drivers and Company-owned or leased vehicles in its operations than Forward Air.  The increase in FASI fuel expense was mostly the result of increased Company miles associated with the higher business volumes discussed previously and changes in average fuel prices.

TQI

TQI fuel expense was $4.2 million, or 10.1% of revenue, and represents fuel expense incurred since the acquisition of TQI on March 4, 2013 through December 31, 2013. TQI fuel expense is significantly higher as a percentage of operating revenue than Forward Air and FASI's fuel expense, as TQI utilizes a higher ratio of Company-employed drivers and Company-owned vehicles in its operations.

Other Operating Expenses

Other operating expenses increased $7.9 million, or 18.5%, to $50.7 million for the year ended December 31, 2013 from $42.8 million for the year ended December 31, 2012.  Other operating expenses were 7.8% of consolidated operating revenue for the year ended December 31, 2013 compared with 7.3% for the year ended December 31, 2012.

Forward Air

Forward Air other operating expenses increased $1.2 million, or 3.4%, to $37.0 million for the year ended December 31, 2013 from $35.8 million for the year ended December 31, 2012.  Forward Air other operating expenses were 7.4% of operating revenue for the year ended December 31, 2013 compared to 7.1% for the year ended December 31, 2012.  The increase in other operating expenses in total dollars is attributable to increased variable costs, such as vehicle maintenance and dock and terminal supplies, during the year ended December 31, 2013 compared to the year end December 31, 2012. The increase in other operating expenses as a percentage of revenue was mostly attributable to $1.1 million of merger and acquisition related costs, $0.2 million increase in bad debt reserves and $0.8 million increase in other taxes and licenses. These increases were partially offset by a $0.8 million increase in gains on the disposal of operating equipment for the year ended December 31, 2013 compared to the year ended December 31, 2012.

FASI

FASI other operating expenses increased $5.9 million, or 80.8%, to $13.2 million for the year ended December 31, 2013 compared to $7.3 million for the year ended December 31, 2012.  FASI other operating expenses were 11.6% of operating revenue for the year ended December 31, 2013 compared to 8.6% for the year ended December 31, 2012. The increase in FASI's other operating expenses as a percentage of revenue and in terms of total dollars, was driven by a $4.5 million increase in agent station costs. As noted above, we opened additional agent stations to service the new business initiated during February and April 2013. The remaining increase is attributable to higher variable terminal and maintenance costs which increased in conjunction with the revenue volumes discussed previously.

TQI

TQI other operating expenses were $1.4 million, or 3.3% of revenue, and represent costs such as vehicle maintenance and miscellaneous office and administrative expenses incurred since the acquisition of TQI on March 4, 2013 through December 31, 2013. Other operating expenses for TQI were reduced by $0.6 million reduction in the fair value of the earn out liability associated with the acquisition of TQI. The reduction in the liability was the result of reductions in the projected cash flows used to estimate the fair value of the liability.

Intercompany Eliminations

Intercompany eliminations were $0.9 million during the year ended December 31, 2013 compared to $0.3 million for the year ended December 31, 2012. The intercompany eliminations are for agent station services Forward Air and FASI provided each other during the years ended December 31, 2013 and 2012.

Income from Operations

Income from operations increased by $0.9 million, or 1.1%, to $84.4 million for the year ended December 31, 2013 compared with $83.5 million for the year ended December 31, 2012.  Income from operations was 12.9% of consolidated operating revenue for the year ended December 31, 2013 compared with 14.3% for the year ended December 31, 2012.

Forward Air

Forward Air income from operations decreased by $2.8 million, or 3.4%, to $78.7 million for the year ended December 31, 2013 compared with $81.5 million for the year ended December 31, 2012.   Forward Air’s income from operations was 15.7% of operating revenue for the year ended December 31, 2013 compared with 16.2% for the year ended December 31, 2012.  The decline in income from operations was primarily the result of reduced revenue and increased workers' compensation and health insurance costs.

FASI

FASI income from operations improved by $0.1 million, or 5.0%, to $2.1 million for the year ended December 31, 2013 from $2.0 million for the year ended December 31, 2012.  FASI income from operations was 1.9% of operating revenue for the year ended December 31, 2013 compared 2.4% of operating revenue for the year ended December 31, 2012.  The decline in income from operations as a percentage of revenue is largely attributable to start up and integration costs as FASI's struggled to efficiently integrate new business.

TQI

TQI income from operations was $3.6 million, or 8.6% of revenue, since the acquisition of TQI on March 4, 2013 through December 31, 2013. TQI income from operations benefited from the $0.6 million reduction in the fair value of the earn out liability associated with the acquisition of TQI.

Interest Expense

Interest expense was $0.5 million for the year ended December 31, 2013 and increased $0.1 million, or 25.0%, from $0.4 million for the year ended December 31, 2012. Increase is primarily a full year of fees associated with our line of credit and accrued interest on income tax contingency accruals.

Other, Net

Other, net of $0.1 million for the year ended December 31, 2013, primarily represents interest income earned on excess cash balances and unrealized gains on trading securities held.

Provision for Income Taxes

The combined federal and state effective tax rate for the year ended December 31, 2013 was 35.1% compared to an effective rate of 36.7% for the year ended December 31, 2012.  The reduction in our effective tax rate was due to the 2013 retroactive reinstatement of alternative fuel tax credits for 2012 and benefits obtained from disqualified dispositions by employees of previously non-deductible incentive stock options.

Net Income

As a result of the foregoing factors, net income increased by $1.8 million, or 3.4%, to $54.5 million for the year ended December 31, 2013 compared to $52.7 million for the year ended December 31, 2012.

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

The comparison of the year ended December 31, 2012 to the year ended December 31, 2011 does not include the TQI segment because the TQI acquisition was not completed until March 2013.

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

Intercompany Eliminations

Intercompany eliminations were $0.3 million during the year ended December 31, 2012 compared to $0.1 million for the year ended December 31, 2011 . The intercompany eliminations are for agent station services Forward Air and FASI provided one another during the years ended December 31, 2012 and 2011.

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

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances in which management is aware of a specific customer’s inability to meet its financial obligations to us (for example, bankruptcy filings or accounts turned over for collection or litigation), we record a specific reserve for these bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for these bad debts based on the length of time the receivables are past due. Specifically, amounts that are 90 days or more past due are reserved at 50.0% for Forward Air and 25.0% for FASI and TQI. If circumstances change (i.e., we experience higher than expected defaults or an unexpected material adverse change in a customer’s ability to meet its financial obligations to us), the estimates of the recoverability of amounts due to us could be changed by a material amount. Accounts are written off after all means of collection, including legal action, have been exhausted.

Allowance for Revenue Adjustments

Our allowance for revenue adjustments consists of amounts reserved for billing rate changes that are not captured upon load initiation. These adjustments generally arise: (i) when the sales department contemporaneously grants small rate changes (“spot quotes”) to customers that differ from the standard rates in the system; (ii) when freight requires dimensionalization or is reweighed resulting in a different required rate; (iii) when billing errors occur; and (iv) when data entry errors occur. When appropriate, permanent rate changes are initiated and reflected in the system. We monitor the manual revenue adjustments closely through the employment of various controls that are in place to ensure that revenue recognition is not compromised and that fraud does not occur. During 2013, average revenue adjustments per month were approximately $0.2 million, on average revenue per month of approximately $54.4 million (less than 0.5% of monthly revenue). In order to estimate the allowance for revenue adjustments related to ending accounts receivable, we prepare an analysis that considers average monthly revenue adjustments and the average lag for identifying and quantifying these revenue adjustments. Based on this analysis, we establish an allowance for approximately 40-80 days (dependent upon experience in the preceding twelve months) of average revenue adjustments, adjusted for rebates and billing errors. The lag is periodically adjusted based on actual historical experience. Additionally, the average amount of revenue adjustments per month can vary in relation to the level of sales or based on other factors (such as personnel issues that could result in excessive manual errors or in excessive spot quotes being granted). Both of these significant assumptions are continually evaluated for validity.

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

At December 31, 2013, we had state net operating loss carryforwards of $5.5 million for certain legal entities that will expire between 2014 and 2028.   The use of these state net operating losses is limited to the future taxable income of separate legal entities.  Based on expectations of future taxable income, management believes that it is more likely than not that the results of operations for the related legal entities will not generate sufficient taxable income to realize the net operating loss benefits for these state loss carryforwards.  As a result, a valuation allowance has been provided for these state loss carryforwards. The valuation allowance on these certain state loss carryforwards was approximately $0.3 million at December 31, 2013.

Valuation of Goodwill

We test our goodwill for impairment annually or more frequently if events or circumstances indicate impairment may exist. Examples of such events or circumstances could include a significant change in business climate or a loss of significant customers. We complete our annual analysis of our reporting units as of the last day of our second quarter, June 30th. We first consider our operating segment and related components in accordance with U.S. GAAP. Goodwill is allocated to reporting units that are expected to benefit from the business combinations generating the goodwill. We have three reporting units - Forward Air, FASI and TQI. In evaluating reporting units, we first assess qualitative factors to determine whether it is more likely than not that the fair value of any of its reporting units is less than its carrying amount, including goodwill. When performing the qualitative assessment, we consider the impact of factors including, but not limited to, macroeconomic and industry conditions, overall financial performance of each reporting unit, litigation and new legislation. If based on the qualitative assessments, we believe it is more likely than not that the fair value of any reporting unit is less than the reporting unit's carrying amount, or periodically as deemed appropriate by management, we will prepare an estimation of the respective reporting unit's fair value utilizing a quantitative approach. If this estimation of fair value indicates that impairment potentially exists, we will then measure the amount of the impairment, if any. Goodwill impairment exists when the calculated implied fair value of goodwill is less than its carrying value.
We determine the fair value of our reporting units based on a combination of a market approach, which considers comparable companies, and the income approach, using a discounted cash flow model. Under the market approach, valuation multiples are derived based on a selection of comparable companies and applied to projected operating data for each reporting unit to arrive at an indication of fair value. Under the income approach, the discounted cash flow model determines fair value based on the present value of management prepared projected cash flows over a specific projection period and a residual value related to future cash flows beyond the projection period. Both values are discounted using a rate which reflects our best estimate of the weighted average cost of capital of a market participant, and is adjusted for appropriate risk factors. We believe the most sensitive estimate used in our income approach is the management prepared projected cash flows. Consequently, we perform sensitivity tests to ensure reductions of the present value of the projected cash flows by at least 10% would not adversely impact the results of the goodwill impairment tests. Historically, we have equally weighted the income and market approaches as we believed the quality and quantity of the collected information were approximately equal. The inputs used in the fair value calculations for goodwill are classified within level 3 of the fair value hierarchy as defined in the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.
In 2013, we performed a fair value estimation for each reporting unit. Our 2013 calculations for Forward Air, FASI and TQI indicated that, as of June 30, 2013, the fair value of each reporting unit exceeded their carrying value by approximately 165.0%, 81.0% and 3.0%, respectively. The minor variance between the fair value estimate and carrying value of TQI was expected given the recent acquisition of the segment.
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

	December 31, 2013	December 31, 2012	December 31, 2011
Expected dividend yield	1.2%	0.9%	1.0%
Expected stock price volatility	43.7%	46.6%	44.9%
Weighted average risk-free interest rate	0.9%	0.8%	2.4%
Expected life of options (years)	5.20	4.20	4.60

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

	Year ended
	December 31, 2013	December 31, 2012
Expected stock price volatility	34.5%	40.8%
Weighted average risk-free interest rate	0.4%	0.4%

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

Year Ended December 31, 2013 Cash Flows compared to December 31, 2012 Cash Flows

Net cash provided by operating activities totaled approximately $90.8 million for the year ended December 31, 2013 compared to approximately $68.6 million for the year ended December 31, 2012. The $22.3 million increase in cash provided by operating activities is mainly attributable to a $3.4 million increase in net earnings after consideration of non-cash items, a $8.0 million increase in cash collected from accounts receivable and a $10.9 million decrease in cash used to fund accounts payable and prepaid assets. Improvement in cash used for accounts payable and prepaid assets is largely due to reduced estimated income tax prepayments.

Net cash used in investing activities was approximately $78.9 million for the year ended December 31, 2013 compared with approximately $20.7 million used in investing activities during the year ended December 31, 2012. Investing activities during the year ended December 31, 2013 consisted primarily of $45.3 million used to acquire TQI and capital expenditures of $35.4 million. Capital expenditures in 2013 and 2012 were primarily for new trailers, vehicles and forklifts to replace aging units. The proceeds from disposal of property and equipment during the years ended December 31, 2013 and 2012 were primarily from sales of older trailers and vehicles.

Net cash provided by financing activities totaled approximately $3.3 million for the year ended December 31, 2013 compared with $5.5 million for the year ended December 31, 2012. Changes in cash from financing activities are mainly the settlement of the $20.1 million in debt assumed with the acquisition of TQI, net of a $20.6 million increase in cash received from the exercise of stock options and the related income tax benefit. Cash from financing for the year ended December 31, 2013 and 2012 also included quarterly dividend payments which increased $2.2 million year over year as during the third quarter of 2012 our Board of the Directors increased the quarterly cash dividend from our historic $0.07 per share to $0.10 per share.

Year Ended December 31, 2012 Cash Flows compared to December 31, 2011 Cash Flows

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

Liquidity and Capital Resources

In February 2012, we entered into a new $150.0 million credit facility. This facility has a term of five years and matures in February 2017. Interest rates for advances under the facility are LIBOR plus 1.1% based upon covenants related to total indebtedness to earnings (1.3% at December 31, 2013). The agreement contains certain covenants and restrictions related to new indebtedness, investment types and dispositions of property. None of the covenants are expected to significantly affect our operations or ability to pay dividends. No assets are pledged as collateral against the credit facility. As of December 31, 2013, we had no borrowings outstanding under the credit facility. At December 31, 2013, we had utilized $9.4 million of availability for outstanding letters of credit and had $140.6 million of available borrowing capacity under this credit facility.

     In July 2007, our Board of Directors approved a stock repurchase program (“Repurchase Plan”) for up to two million shares of our common stock. During the year ended December 31, 2013, we repurchased 8,675 shares of common stock under the Repurchase Plan for $0.4 million, or an average cost of $40.84 per share. No shares were repurchased during the year ended December 31, 2012. During the year ended December 31, 2011, we repurchased 973,768 shares of common stock under the Repurchase Plan for $26.1 million, or an average cost of $26.80 per share. As of December 31, 2013, 806,384 shares remain that may be repurchased under the Repurchase Plan. On February 7, 2014, the Board of Directors cancelled the 2007 share repurchase authorization and approved a new stock repurchase authorization for up to two million shares of the our common stock.

During the first and second quarters of 2012 and each quarter of 2011, our Board of Directors declared a cash dividend of $0.07 per share of Common Stock. During each quarter of 2013 and the third and fourth quarter of 2012, our Board of Directors declared a cash dividend of $0.10 per share of Common Stock. We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by our Board of Directors.

In February, 2014, we acquired all of the stock of Central States Trucking Company and Central States Logistics, Inc. (collectively referred to as “CST”). CST provides industry leading container and intermodal drayage services primarily within the Midwest region of the United States. CST also provides linehaul service within the airport-to-airport space, as well as, dedicated contract and Container Freight Station (“CFS”) warehouse services. The purchase price will be $84.9 million. CST will be acquired on a cash-free, debt-free basis with an adjustment for working capital. The transaction will be funded by the Company’s cash reserves.

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

Off-Balance Sheet Arrangements

At December 31, 2013, we had letters of credit outstanding from banks totaling $9.4 million required primarily by our workers’ compensation and vehicle liability insurance providers.

Contractual Obligations and Commercial Commitments

Our contractual obligations and other commercial commitments as of December 31, 2013 (in thousands) are summarized below:

Contractual Obligations	Payment Due Period
					2019 and
	Total	2014	2015-2016	2017-2018	Thereafter
Capital lease obligations	$73	$71	$2	$—	—
Equipment purchase commitments	32,865	32,865	—	—	—
Operating leases	69,199	21,420	31,391	13,790	2,598
Total contractual cash obligations	$102,137	$54,356	$31,393	$13,790	$2,598

Not included in the above table are reserves for unrecognized tax benefits and self insurance claims of $1.9 million and $10.0 million, respectively. The equipment purchase commitments are for various trailers, vehicles and forklifts.  All of the above commitments are expected to be funded by cash on hand and cash flows from operations.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates principally to changes in interest rates and fuel prices. Our interest rate exposure relates principally to changes in interest rates for borrowings under our credit facility. The credit facility, for which no balance was outstanding at or during December 31, 2013, bears interest at variable rates. However, based on our average outstanding borrowings during 2011, a hypothetical increase in our credit facility borrowing rate of 150 basis points, or an increase in the total effective interest rate from 1.3% to 2.8%, would increase our annual interest expense by approximately $0.8 million and would have decreased our annual cash flow from operations by approximately $0.8 million.

Our only other debt is capital lease obligations totaling $0.1 million.  These lease obligations all bear interest at a fixed rate.  Accordingly, there is no exposure to market risk related to these capital lease obligations.

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

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2013.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-K has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.  Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the framework set forth by the Committee on Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (1992 Framework). Based on our assessment, we have concluded, as of December 31, 2013, that our internal control over financial reporting was effective based on those criteria.

The SEC's general guidance permits the exclusion of an assessment of the effectiveness of a registrant's disclosure controls and procedures as they relate to its internal controls over financial reporting for an acquired business during the first year following such acquisition, if among other circumstances and factors there is not adequate time between the acquisition date and the date of assessment. As previously disclosed, the Company completed its acquisition of TQI Holdings, Inc. (“TQI”) on March 4, 2013. TQI represents approximately 16.9% percent of the Company's total assets as of December 31, 2013. Management's assessment and conclusion on the effectiveness of the Company's disclosure controls and procedures as of December 31, 2013 excluded an assessment of the internal control over financial reporting of TQI.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements for the year ended December 31, 2013, has issued an attestation report on the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Forward Air Corporation,

We have audited Forward Air Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Forward Air Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Form 10-K, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Total Quality Inc., which is included in the 2013 consolidated financial statements of Forward Air Corporation and constituted $85.5 million and $70.3 million of total and net assets, respectively, as of December 31, 2013 and $41.8 million and $2.0 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Forward Air Corporation also did not include an evaluation of the internal control over financial reporting of Total Quality, Inc.

In our opinion, Forward Air Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013 of Forward Air Corporation and our report dated February 19, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Nashville, Tennessee
February 19, 2014

Item 9B.    Other Information

Not applicable.

Part III

Item 10.        Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K of the Securities Act and General Instruction G(3) to Form 10-K, the following information is included in Part I of this report. The ages listed below are as of December 31, 2013.

The following are our executive officers:

Name	Age	Position
Bruce A. Campbell	62	Chairman, President and Chief Executive Officer
Rodney L. Bell	51	Chief Financial Officer, Senior Vice President and Treasurer
Craig A. Drum	58	Senior Vice President, Sales
Matthew J. Jewell	47	Executive Vice President, Chief Legal Officer and Secretary
Chris C. Ruble	51	Executive Vice President, Operations

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

Other information required by this item with respect to our directors is incorporated herein by reference to our proxy statement for the 2014 Annual Meeting of Shareholders (the “2014 Proxy Statement”). The 2014 Proxy Statement will be filed with the SEC not later than 120 days subsequent to December 31, 2013.

Item 11.        Executive Compensation

The information required by this item is incorporated herein by reference to the 2014 Proxy Statement.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated herein by reference to the 2014 Proxy Statement.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the 2014 Proxy Statement.

Item 14.        Principle Accounting Fees and Services

The information required by this item is incorporated herein by reference to the 2014 Proxy Statement.

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

Forward Air Corporation

Date:	February 19, 2014	By:	/s/ Rodney L. Bell
Rodney L. Bell
Chief Financial Officer, Senior Vice President
and Treasurer (Principal Financial Officer)

		By:	/s/ Michael P. McLean
Michael P. McLean
Chief Accounting Officer, Vice President
and Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Bruce A. Campbell	Chairman, President and Chief Executive	February 19, 2014
Bruce A. Campbell	Officer (Principal Executive Officer)

/s/ Rodney L. Bell	Chief Financial Officer, Senior Vice President	February 19, 2014
Rodney L. Bell	and Treasurer ( Principal Financial Officer)

/s/ Michael P. McLean	Chief Accounting Officer, Vice President and	February 19, 2014
Michael P. McLean	Controller (Principal Accounting Officer)

/s/ Tracy A. Leinbach	Lead Director	February 19, 2014
Tracy A. Leinbach

/s/ C. Robert Campbell	Director	February 19, 2014
C. Robert Campbell

/s/ C. John Langley, Jr.	Director	February 19, 2014
C. John Langley, Jr.

/s/ Larry D. Leinweber	Director	February 19, 2014
Larry D. Leinweber

/s/ G. Michael Lynch	Director	February 19, 2014
G. Michael Lynch

/s/ Ray A. Mundy	Director	February 19, 2014
Ray A. Mundy

/s/ Gary L. Paxton	Director	February 19, 2014
Gary L. Paxton

Annual Report on Form 10-K

Item 8, Item 15(a)(1) and (2), (a)(3), (b) and (c)

List of Financial Statements and Financial Statement Schedule

Financial Statements and Supplementary Data

Certain Exhibits

Financial Statement Schedule

Year Ended December 31, 2013

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Forward Air Corporation

We have audited the accompanying consolidated balance sheets of Forward Air Corporation as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2013.  Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forward Air Corporation at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Forward Air Corporation’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 19, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Nashville, Tennessee
February 19, 2014

Forward Air Corporation
Consolidated Balance Sheets
(Dollars in thousands)
	December 31, 2013	December 31, 2012
Assets
Current assets:
Cash and cash equivalents	$127,367	$112,182
Accounts receivable, less allowance of $1,919 in 2013 and $1,444 in 2012	76,500	75,262
Inventories	1,052	901
Prepaid expenses and other current assets	14,296	8,769
Deferred income taxes	1,145	1,282
Total current assets	220,360	198,396
Property and equipment:
Land	16,998	16,928
Buildings	66,474	65,727
Equipment	178,752	149,571
Leasehold improvements	6,263	5,973
Construction in progress	2,563	939
Total property and equipment	271,050	239,138
Less accumulated depreciation and amortization	116,287	105,581
Net property and equipment	154,763	133,557
Goodwill and other acquired intangibles:
Goodwill	88,496	43,332
Other acquired intangibles, net of accumulated amortization of $31,790 in 2013 and $26,028 in 2012	40,110	22,102
Total net goodwill and other acquired intangibles	128,606	65,434
Other assets	2,540	1,800
Total assets	$506,269	$399,187

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Balance Sheets (Continued)
(Dollars in thousands)
	December 31, 2013	December 31, 2012
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$16,267	$11,168
Accrued payroll and related items	6,325	5,623
Insurance and claims accruals	5,105	5,475
Payables to owner-operators	4,710	3,978
Collections on behalf of customers	416	457
Other accrued expenses	1,719	943
Current portion of capital lease obligations	69	276
Total current liabilities	34,611	27,920
Capital lease obligations, less current portion	3	58
Other long-term liabilities	8,940	7,098
Deferred income taxes	26,850	12,440
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, $0.01 par value: Authorized shares - 5,000,000; no shares issued	—	—
Common stock, $0.01 par value: Authorized shares - 50,000,000; issued and outstanding shares - 30,522,079 in 2013 and 29,194,761 in 2012	305	292
Additional paid-in capital	107,726	64,644
Retained earnings	327,834	286,735
Total shareholders’ equity	435,865	351,671
Total liabilities and shareholders’ equity	$506,269	$399,187

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Statements of Comprehensive Income
(In thousands, except per share data)
	Year ended
	December 31, 2013	December 31, 2012	December 31, 2011
Operating revenue:
Airport-to-airport	$392,323	$390,697	$361,630
Logistics	120,822	83,787	74,394
Other	26,570	26,137	27,640
Pool distribution	112,766	83,825	72,738
Total operating revenue	652,481	584,446	536,402

Operating expenses:
Purchased transportation
Airport-to-airport	162,847	160,065	142,705
Logistics	82,339	63,203	56,259
Other	7,911	7,241	6,681
Pool distribution	32,593	22,211	17,355
Total purchased transportation	285,690	252,720	223,000
Salaries, wages and employee benefits	151,097	135,006	130,651
Operating leases	29,310	27,989	27,122
Depreciation and amortization	23,579	21,021	20,993
Insurance and claims	12,619	11,309	8,798
Fuel expense	15,145	10,038	10,041
Other operating expenses	50,686	42,831	38,687
Total operating expenses	568,126	500,914	459,292
Income from operations	84,355	83,532	77,110

Other income (expense):
Interest expense	(532)	(391)	(619)
Other, net	99	14	74
Total other expense	(433)	(377)	(545)
Income before income taxes	83,922	83,155	76,565
Income taxes	29,455	30,487	29,366
Net income and comprehensive income	$54,467	$52,668	$47,199

Net income per share:
Basic	$1.81	$1.82	$1.62
Diluted	$1.77	$1.78	$1.60
Weighted average shares outstanding:
Basic	30,135	28,967	29,052
Diluted	30,762	29,536	29,435

Dividends per share:	$0.40	$0.34	$0.28

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Statements of Shareholders' Equity
(In thousands, except per share data)
	Common Stock			Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2010	29,031	$290		$24,300	$231,496	$256,086
Net income and comprehensive income for 2011	—	—		—	47,199	47,199
Exercise of stock options	473	5		10,941	—	10,946
Common stock issued under employee stock purchase plan	9	—		248	—	248
Share-based compensation	—	—		5,971	—	5,971
Dividends ($0.28 per share)	—	—		5	(8,199)	(8,194)
Share repurchases	(974)	(10)		—	(26,091)	(26,101)
Vesting of previously non-vested shares	14	—		—	—	—
Income tax benefit from stock options exercised	—	—		747	—	747
Balance at December 31, 2011	28,553	285		42,212	244,405	286,902
Net income and comprehensive income for 2012	—	—		—	52,668	52,668
Exercise of stock options	582	6		15,734	—	15,740
Common stock issued under employee stock purchase plan	9	—		259	—	259
Share-based compensation	—	—		6,050	—	6,050
Dividends ($0.34 per share)	—	—		5	(9,952)	(9,947)
Cash settlement of share-based awards for minimum tax withholdings	(11)	—	—	—	(386)	(386)
Share repurchases	—	—		—	—	—
Vesting of previously non-vested shares	62	1		(1)	—	—
Income tax benefit from stock options exercised	—	—		385	—	385
Balance at December 31, 2012	29,195	292		64,644	286,735	351,671
Net income and comprehensive income for 2013	—	—		—	54,467	54,467
Exercise of stock options	1,263	12		32,990	—	33,002
Common stock issued under employee stock purchase plan	9	—		296	—	296
Share-based compensation	—	—		6,178	—	6,178
Dividends ($0.40 per share)	—	—		7	(12,148)	(12,141)
Cash settlement of share-based awards for minimum tax withholdings	(23)	—	—	—	(866)	(866)
Share repurchases	(9)	—		—	(354)	(354)
Vesting of previously non-vested shares	87	1		(1)	—	—
Income tax benefit from stock options exercised	—	—		3,612	—	3,612
Balance at December 31, 2013	30,522	$305		$107,726	$327,834	$435,865

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Statements of Cash Flows
(In thousands)
	Year ended
	December 31, 2013	December 31, 2012	December 31, 2011
Operating activities:
Net income	$54,467	$52,668	$47,199
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	23,579	21,021	20,993
Gain on change in fair value of earn-out liability	(615)	—	—
Share-based compensation	6,178	6,050	5,971
(Gain) loss on disposal of property and equipment	(454)	318	(82)
Provision for loss (recovery) on receivables	423	199	(217)
Provision for revenue adjustments	2,531	2,003	1,951
Deferred income taxes	4,856	2,043	5,148
Tax benefit for stock options exercised	(3,707)	(385)	(747)
Changes in operating assets and liabilities, net of acquisition of business
Accounts receivable	1,447	(6,542)	(9,893)
Prepaid expenses and other current assets	(215)	(1,331)	(1,757)
Accounts payable and accrued expenses	2,588	(3,477)	3,825
Income taxes	(239)	(3,981)	4,568
Net cash provided by operating activities	90,839	68,586	76,959

Investing activities:
Proceeds from disposal of property and equipment	1,973	911	1,267
Purchases of property and equipment	(35,439)	(21,353)	(21,216)
Acquisition of business, net of cash acquired	(45,328)	—	—
Other	(129)	(263)	278
Net cash used in investing activities	(78,923)	(20,705)	(19,671)

Financing activities:
Payments of debt and capital lease obligations	(20,375)	(551)	(637)
Payments on line of credit	—	—	(50,000)
Proceeds from exercise of stock options	33,002	15,740	10,946
Payments of cash dividends	(12,141)	(9,947)	(8,194)
Repurchase of common stock (repurchase program)	(354)	—	(26,101)
Common stock issued under employee stock purchase plan	296	259	248
Cash settlement of share-based awards for minimum tax withholdings	(866)	(386)	—
Tax benefit for stock options exercised	3,707	385	747
Net cash provided (used in) by financing activities	3,269	5,500	(72,991)
Net increase (decrease) in cash	15,185	53,381	(15,703)
Cash at beginning of year	112,182	58,801	74,504
Cash at end of year	$127,367	$112,182	$58,801

The accompanying notes are an integral part of the consolidated financial statements

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2013
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

Allowance for Doubtful Accounts

The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances in which the Company is aware of a specific customer’s inability to meet its financial obligations to the Company (for example, bankruptcy filings, accounts turned over for collection or litigation), the Company records a specific reserve for these bad debts against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes reserves for these bad debts based on the length of time the receivables are past due. Specifically, amounts that are 90 days or more past due are reserved at 50.0% for Forward Air, 25.0% for FASI and 25.0% for TQI. If circumstances change (i.e., the Company experiences higher than expected defaults or an unexpected material adverse change in a customer’s ability to meet its financial obligations to the Company), the estimates of the recoverability of amounts due to the Company could be changed by a material amount. Accounts are written off after all means of collection, including legal action, have been exhausted.

Allowance for Revenue Adjustments

The Company’s allowance for revenue adjustments consists of amounts reserved for billing rate changes that are not captured upon load initiation. These adjustments generally arise: (1) when the sales department contemporaneously grants small rate changes (“spot quotes”) to customers that differ from the standard rates in the system; (2) when freight requires dimensionalization or is reweighed resulting in a different required rate; (3) when billing errors occur; and (4) when data entry

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2013
(In thousands, except share and per share data)

errors occur. When appropriate, permanent rate changes are initiated and reflected in the system. The Company monitors the manual revenue adjustments closely through the employment of various controls that are in place to ensure that revenue recognition is not compromised and that fraud does not occur. During 2013, average revenue adjustments per month were approximately $211 on average revenue per month of approximately $54,373 (less than 0.5% of monthly revenue). In order to estimate the allowance for revenue adjustments related to ending accounts receivable, the Company prepares an analysis that considers average monthly revenue adjustments and the average lag for identifying and quantifying these revenue adjustments. Based on this analysis, the Company establishes an allowance covering approximately 40-80 days (dependent upon experience in the last twelve months) of average revenue adjustments, adjusted for rebates and billing errors. The lag is periodically adjusted based on actual historical experience. Additionally, the average amount of revenue adjustments per month can vary in relation to the level of sales or based on other factors (such as personnel issues that could result in excessive manual errors or in excessive spot quotes being granted). Both of these significant assumptions are continually evaluated for validity.

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

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2013
(In thousands, except share and per share data)

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

Depreciation expense for each of the three years ended December 31, 2013, 2012 and 2011 was $17,817, $16,455 and $16,402, respectively.

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

Goodwill and Other Intangible Assets

Goodwill is recorded at cost based on the excess of purchase price over the fair value of net assets acquired. Goodwill and intangible assets with indefinite lives are not amortized but the Company conducts an annual (or more frequently if circumstances indicate possible impairment) impairment test of goodwill for each reportable segment at June 30 of each year.  Other intangible assets are amortized over their useful lives. Results of impairment testing are described in Note 2, Acquisition, Goodwill and Other Long-Lived Assets.

Acquisitions are accounted for using the purchase method.  The definite-lived intangible assets of the Company resulting from acquisition activity and the related amortization are described in Note 2, Acquisition, Goodwill and Other Long-Lived Assets.

Software Development

Costs related to software developed or acquired for internal use are expensed or capitalized based on the applicable stage of software development and any capitalized costs are amortized over their estimated useful life.  The Company typically uses a five-year straight line amortization for the capitalized amounts of software development costs.  At December 31, 2013 and 2012 the Company had $11,763 and $10,389, respectively, of capitalized software development costs included in property and equipment.  Accumulated amortization on these assets was $7,644 and $6,436 at December 31, 2013 and 2012, respectively.  Included in depreciation expense is amortization of capitalized software development costs.  Amortization of capitalized software development for the years ended December 31, 2013, 2012 and 2011 was $1,228, $1,100 and $1,447 respectively.  As of December 31, 2013 the estimated amortization expense for the next five years of capitalized software development costs is as follows:

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2013
(In thousands, except share and per share data)

2014	$1,328
2015	1,112
2016	821
2017	529
2018	260
Total	$4,050

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

Share-Based Payments

The Company’s general practice has been to make a single annual grant of share-based compensation to key employees and to generally make other grants only in connection with new employment or promotions.  In addition, the Company makes annual grants to non-employee directors in conjunction with their annual election to our Board of Directors or at the time of their appointment to the Board of Directors.  For employees, the Company has granted stock options, non-vested shares and performance shares.  For non-employee directors, the Company issued non-vested shares during the years ended December 31, 2013, 2012 and 2011.

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

	December 31, 2013	December 31, 2012	December 31, 2011
Expected dividend yield	1.2%	0.9%	1.0%
Expected stock price volatility	43.7%	46.6%	44.9%
Weighted average risk-free interest rate	0.9%	0.8%	2.4%
Expected life of options (years)	5.2	4.2	4.6

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
December 31, 2013
(In thousands, except share and per share data)

The following table contains the weighted-average assumptions used to estimate the fair value of performance shares granted.  These assumptions are highly subjective and changes in these assumptions can materially affect the fair value estimate.

	Year ended
	December 31, 2013	December 31, 2012
Expected stock price volatility	34.5%	40.8%
Weighted average risk-free interest rate	0.4%	0.4%

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

2.        Acquisitions, Goodwill and Other Long-Lived Assets

Acquisition of TQI

On March 4, 2013, the Company entered into a Stock Purchase Agreement ("Agreement") with all of the shareholders of TQI to acquire 100% of the outstanding stock. Pursuant to the terms of the Agreement and concurrently with the execution of the Agreement, the Company acquired all of the outstanding capital stock of TQI in exchange for $45,328 in net cash, $20,113 in assumed debt and an available earn-out of up to $5,000. The assumed debt was immediately paid in full after funding of the acquisition. The acquisition and settlement of the assumed debt were funded using the Company's cash on hand. Under the purchase agreement, $4,500 of the purchase price was paid into an escrow account to protect the Company against potential unknown liabilities. The amount held in escrow will be remitted to the sellers on September 4, 2014.

Pursuant to the terms of the Agreement, the Company could pay the former shareholders of TQI additional cash consideration from $0 to $5,000 if certain earnings before interest, taxes, depreciation and amortization ("EBITDA") goals are exceeded. The ultimate payout is based on the level by which TQI operating results exceed specified thresholds as defined by the Agreement in both 2013 and 2014. At the time of acquisition the Company recognized an estimated earn-out liability of $615. The fair value of the earn-out liability (level 3) was estimated using an income approach based on the present value of probability-weighted amounts payable under a range of performance scenarios for 2013 and 2014 and a discount rate of 10.9%. However, based on the most probable outcomes the estimated earn-out liability was reduced to $0 and recognized as a gain in our results from operations during the fourth quarter of 2013. If TQI's 2014 EBITDA performance does exceed the goals established by the Agreement, the final value of the liability could be significantly higher than the liability the Company has currently recorded.

The Company incurred total transaction costs related to the acquisition of approximately $943, which was expensed during the year ended December 31, 2013, in accordance with U.S. GAAP. These transaction costs were primarily included in "Other operating expenses" expense in the consolidated statements of comprehensive income.

The acquisition allows the Company to expand and diversify its complimentary truckload operations while maintaining its goal of offering high-value added services.

The following table presents the allocation of the TQI purchase price to the assets acquired and liabilities assumed based on their estimated fair values and resulting residual goodwill (in thousands):

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2013
(In thousands, except share and per share data)

March 4, 2013
Tangible assets:
Accounts receivable	$5,639
Prepaid expenses and other current assets	1,093
Property and equipment	5,103
Other assets	728
Deferred income taxes	947
Total tangible assets	13,510
Intangible assets:
Non-compete agreements	470
Trade name	1,000
Customer relationships	22,300
Goodwill	45,164
Total intangible assets	68,934
Total assets acquired	82,444

Liabilities assumed:
Current liabilities	4,725
Other liabilities	1,735
Debt	20,113
Deferred income taxes	10,543
Total liabilities assumed	37,116
Net assets acquired	$45,328

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

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2013
(In thousands, except share and per share data)

March 4, 2013 to December 31, 2013
Logistics revenue	$41,842
Operating income	3,600
Net income	1,961
Net income per share
Basic	$0.07
Diluted	$0.06

The following unaudited pro forma information presents a summary of the Company's consolidated results of operations as if the TQI acquisition occurred as of January 1, 2012 (in thousands, except per share data).

	Year ended
	December 31, 2013	December 31, 2012
Operating revenue	$661,025	$641,943
Income from operations	84,664	87,774
Net income	54,660	55,277
Net income per share
Basic	$1.81	$1.91
Diluted	$1.78	$1.87

Goodwill

The following is a summary of the changes in goodwill for the year ended December 31, 2013. All goodwill, except the goodwill assigned to TQI, is deductible for tax purposes.

	Forward Air		FASI		TQI		Total
		Accumulated		Accumulated		Accumulated
	Goodwill	Impairment	Goodwill	Impairment	Goodwill	Impairment	Net
Beginning balance, December 31, 2012	$37,926	$—	$12,359	$(6,953)	$—	$—	$43,332
TQI acquisition	—	—	—	—	45,164	—	45,164
Ending balance, December 31, 2013	$37,926	$—	$12,359	$(6,953)	$45,164	$—	$88,496

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

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2013
(In thousands, except share and per share data)

will then measure the amount of the impairment, if any. Goodwill impairment exists when the calculated implied fair value of goodwill is less than its carrying value. Changes in strategy or market conditions could significantly impact these fair value estimates and require adjustments to recorded asset balances.

Through acquisitions between 2005 and 2013, including TQI, the Company acquired customer relationships, non-compete agreements and trade names of $68,650, $2,250 and $1,000, respectively, having weighted-average useful lives of 12.6, 5.4 and 5.0 years, respectively.  Amortization expense on acquired customer relationships, non-compete agreements and trade names for each of the three years ended December 31, 2013, 2012 and 2011 was $5,762, $4,566 and $4,591, respectively.

The estimated amortization expense for the next five years on definite-lived intangible assets as of December 31, 2013 is as follows:

	2014	2015	2016	2017	2018
Customer relationships	$5,554	$4,747	$4,216	$4,101	$2,596
Non-compete agreements	114	114	114	106	16
Trade name	200	200	200	200	33
Total	$5,868	$5,061	$4,530	$4,407	$2,645

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

3.        Debt and Capital Lease Obligations

Credit Facilities

In February 2012, the Company entered into a new $150,000 credit facility. This facility has a term of five years and matures in February 2017. Interest rates for advances under the facility are LIBOR plus 1.1% based upon covenants related to total indebtedness to earnings (1.3% at December 31, 2013). The agreement contains certain covenants and restrictions related to new indebtedness, investment types and dispositions of property. None of the covenants are expected to significantly affect the Company's operations or ability to pay dividends. No assets are pledged as collateral against the credit facility. As of December 31, 2013, the Company had no borrowings outstanding under the credit facility. At December 31, 2013, the Company had utilized $9,374 of availability for outstanding letters of credit and had $140,626 of available borrowing capacity outstanding under the credit facility.

Capital Leases

Through acquisitions, the Company assumed several equipment leases that met the criteria for classification as a capital lease.  The leased equipment is being amortized over the shorter of the lease term or useful life.

Property and equipment include the following amounts for assets under capital leases:

	December 31, 2013	December 31, 2012
Equipment	$685	$1,402
Accumulated amortization	(680)	(1,322)
	$5	$80

Amortization of assets under capital leases is included in depreciation and amortization expense.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2013
(In thousands, except share and per share data)

Future minimum payments, by year and in the aggregate, under non-cancelable capital leases with initial or remaining terms of one year or more consist of the following at December 31, 2013:

2014	$71
2015	2
Total	73
Less amounts representing interest	1
Present value of net minimum lease payments (including current portion of $69)	$72

Interest Payments

Interest payments during 2013, 2012 and 2011 were $482, $365 and $563, respectively.  No interest was capitalized during the years ended December 31, 2013, 2012 and 2011.

4.        Shareholders' Equity, Stock Options and Net Income per Share

Preferred Stock

There are 5,000,000 shares of preferred stock with a par value of $0.01 authorized, but no shares have been issued to date.

Cash Dividends

During each quarter of 2013 and the third and fourth quarter of 2012, the Company’s Board of Directors declared a cash dividend of $0.10 per share of Common Stock. During the first and second quarter of 2012 and each quarter of 2011, the Company's Board of Directors declared a cash dividend of $0.07 per share of Common Stock. On February 7, 2014, the Company’s Board of Directors declared a $0.12 per share dividend that will be paid in the first quarter of 2014. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

Repurchase of Common Stock
In July 2007, our Board of Directors approved a stock repurchase program (“Repurchase Plan”) for up to 2,000,000 shares of our common stock. During the year ended December 31, 2013, we repurchased 8,675 shares of common stock under the Repurchase Plan for $354, or $40.84 per share. No shares were repurchased during the year ended December 31, 2012. During the year ended December 31, 2011, we repurchased 973,768 shares of common stock under the Repurchase Plan for $26,101, or $26.80 per share. As of December 31, 2013, 806,384 shares remain that may be repurchased under the Repurchase Plan.

Also, on February 7, 2014, our Board of Directors approved a stock repurchase authorization for up to 2,000,000 shares of the Company’s common stock. In connection with this action, the board cancelled the Company’s Repurchase Plan. The amount and timing of any repurchases under the Company’s new repurchase authorization will be at such prices as determined by management of the Company.

Share-Based Compensation

The Company had previously reserved for issuance 4,500,000 common shares under the 1999 Stock Option and Incentive Plan (the “1999 Plan”). Options issued under the 1999 Plan have seven to ten-year terms and vested over a one to five year period.

In May 2008, with the approval of shareholders, the Company amended and restated the 1999 Stock Option and Incentive Plan (the “1999 Amended Plan”) to reserve for issuance an additional 3,000,000 common shares, increasing the total number of reserved common shares under the 1999 Amended Plan to 7,500,000. As of December 31, 2013, there were approximately 1,001,148 shares remaining available for grant.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2013
(In thousands, except share and per share data)

Employee Activity - Options

The following tables summarize the Company’s employee stock option activity and related information for the years ended December 31, 2013, 2012 and 2011:

	2013		2012		2011
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
	(000)	Price	(000)	Price	(000)	Price

Outstanding at beginning of year	2,874	$26	3,363	$26	3,702	$26
Granted	118	38	94	37	117	29
Exercised	(1,260)	26	(570)	27	(451)	23
Forfeited	—	—	(13)	29	(5)	24
Outstanding at end of year	1,732	$27	2,874	$26	3,363	$26
Exercisable at end of year	1,514	$26	2,487	$26	2,585	$27
Weighted-average fair value of options granted during the year	$14		$13		$11
Aggregate intrinsic value for options exercised	$15,477		$3,924		$3,771
Average aggregate intrinsic value for options outstanding	$19,823
Average aggregate intrinsic value for exercisable options	$19,156

					Outstanding		Exercisable
				Weighted-	Weighted-		Weighted-
Range of			Number	Average	Average	Number	Average
Exercise			Outstanding	Remaining	Exercise	Exercisable	Exercise
Price			(000)	Contractual Life	Price	(000)	Price
$22.47	-	24.98	769	2.7	$22.67	769	$22.67
28.61	-	31.65	751	1.4	29.40	713	29.44
36.55	-	41.80	212	5.7	37.13	32	36.59
$22.47	-	41.80	1,732	2.5	$27.36	1,514	$26.14

	Year ended
	December 31, 2013	December 31, 2012	December 31, 2011
Shared-based compensation for options	$1,410	$2,585	$3,981
Tax benefit for option compensation	$508	$713	$1,042
Unrecognized compensation cost for options, net of estimated forfeitures	$1,635

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2013
(In thousands, except share and per share data)

Employee Activity – Non-vested shares

Non-vested share grants to employees vest ratably over a three-year period. The following tables summarize the Company's employee non-vested share activity and related information:

	Year ended
	2013		2012		2011
		Weighted-		Weighted-		Weighted-
	Non-vested	Average	Non-vested	Average	Non-vested	Average
	Shares	Grant Date	Shares	Grant Date	Shares	Grant Date
	(000)	Fair Value	(000)	Fair Value	(000)	Fair Value

Outstanding and non-vested at beginning of year	168	$33	108	$29	—	$—
Granted	98	37	103	37	108	29
Vested	(68)	37	(36)	29	—	—
Forfeited	(12)	36	(7)	33	—	—
Outstanding and non-vested at end of year	186	$35	168	$33	108	$29
Aggregate grant date fair value	$6,588		$5,579		$3,076
Total fair value of shares vested during the year	$2,503		$1,249		$—

	Year ended
	December 31, 2013	December 31, 2012	December 31, 2011
Shared-based compensation for non-vested shares	$3,058	$2,039	$895
Tax benefit for non-vested share compensation	$1,165	$785	$347
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$3,856

Employee Activity – Performance shares

In 2013, 2012 and 2011, the Company granted performance shares to key employees. Under the terms of the performance share agreements, on the third anniversary of the grant date, the Company will issue to the employees a calculated number of common stock shares based on the three year performance of the Company's common stock share price as compared to the share price performance of a selected peer group. No shares may be issued if the Company share price performance outperforms 30% or less of the peer group, but the number of shares issued may be doubled if the Company share price performs better than 90% of the peer group.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2013
(In thousands, except share and per share data)

The following tables summarize the Company's employee performance share activity, assuming median share awards, and related information:

	Year ended
	2013		2012		2011
		Weighted-		Weighted-		Weighted-
	Non-vested	Average	Non-vested	Average	Non-vested	Average
	Shares	Grant Date	Shares	Grant Date	Shares	Grant Date
	(000)	Fair Value	(000)	Fair Value	(000)	Fair Value

Outstanding and non-vested at beginning of year	62	$36	38	$30	—	$—
Granted	26	40	24	45	38	30
Vested	—	—	—	—	—	—
Forfeited	—	—	—	—	—	—
Outstanding and non-vested at end of year	88	$37	62	$36	38	$30
Aggregate grant date fair value	$3,278		$2,205		$1,132

	Year ended
	December 31, 2013	December 31, 2012	December 31, 2011
Shared-based compensation for performance shares	$1,055	$699	$335
Tax benefit for performance share compensation	$402	$269	$130
Unrecognized compensation cost for performance shares, net of estimated forfeitures	$1,190

Employee Activity – Employee Stock Purchase Plan

Under the ESPP at December 31, 2013, the Company is authorized to issue up to a remaining 412,322 shares of Common Stock to employees of the Company. For the years ended December 31, 2013, 2012 and 2011, participants under the plan purchased 8,800, 8,846, and 9,122 shares, respectively, at an average price of $33.68, $29.26, and $27.20 per share, respectively. The weighted-average fair value of each purchase right under the ESPP granted for the years ended December 31, 2013, 2012 and 2011, which is equal to the discount from the market value of the Common Stock at the end of each six month purchase period, was $7.52, $4.47, and $5.79 per share, respectively. Share-based compensation expense of $66, $40, and $53 was recognized in salaries, wages and employee benefits, during the years ended December 31, 2013, 2012 and 2011, respectively.

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

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2013
(In thousands, except share and per share data)

in shares and the director will not have voting rights or other incidents of ownership until the shares are issued.  However, the Company will credit the director with dividend equivalent payments in the form of additional deferred stock units for each cash dividend payment made by the Company.

The following tables summarize the Company's non-employee non-vested share activity and related information:

	Year ended
	2013		2012		2011
	Non-vested		Non-vested		Non-vested
	Shares and	Weighted-	Shares and	Weighted-	Shares and	Weighted-
	Deferred	Average	Deferred	Average	Deferred	Average
	Stock Units	Grant Date	Stock Units	Grant Date	Stock Units	Grant Date
	(000)	Fair Value	(000)	Fair Value	(000)	Fair Value

Outstanding and non-vested at beginning of year	20	$32	24	$33	19	$29
Granted	15	38	20	32	24	33
Vested	(20)	32	(24)	32	(19)	29
Forfeited	—	—	—	—	—	—
Outstanding and non-vested at end of year	15	$38	20	$32	24	$33
Aggregate grant date fair value	$560		$640		$776
Total fair value of shares vested during the year	$762		$752		$615

	Year ended
	December 31, 2013	December 31, 2012	December 31, 2011
Shared-based compensation for non-vested shares	$589	$687	$707
Tax benefit for non-vested share compensation	$225	$264	$274
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$194

Non-employee Directors - Options

In addition to the above activity, each May from 1995 to 2005, options were granted to the non-employee directors of the Company.  The options have terms of ten years and are fully exercisable.  The following table summarizes the Company’s non-employee stock option activity and related information for the years ended December 31, 2013, 2012 and 2011:

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2013
(In thousands, except share and per share data)

	2013		2012		2011
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
	(000)	Price	(000)	Price	(000)	Price

Outstanding at beginning of year	29	$23	41	$21	63	$22
Granted	—	—	—	—	—	—
Exercised	(3)	20	(12)	16	(22)	23
Forfeited	—	—	—	—	—	—
Outstanding and exercisable at end of year	26	$23	29	$23	41	$21
Aggregate intrinsic value for options exercised	$54		$207		$202
Average aggregate intrinsic value for options outstanding and exercisable	$403

At December 31, 2013, weighted average remaining contractual term for these options was 1.0 years.

Net Income per Share

The following table sets forth the computation of net income per basic and diluted share:

	2013	2012	2011
Numerator:
Numerator for basic and diluted net income per share	$54,467	$52,668	$47,199

Denominator:
Denominator for basic net income per share - weighted-average shares (in thousands)	30,135	28,967	29,052
Effect of dilutive stock options (in thousands)	507	492	333
Effect of dilutive performance shares (in thousands)	12	41	25
Effect of dilutive non-vested shares and deferred stock units (in thousands)	108	36	25
Denominator for diluted net income per share - adjusted weighted-average shares (in thousands)	30,762	29,536	29,435
Basic net income per share	$1.81	$1.82	$1.62
Diluted net income per share	$1.77	$1.78	$1.60

The number of instruments that could potentially dilute net income per basic share in the future, but that were not included in the computation of net income per diluted share because to do so would have been anti-dilutive for the periods presented, are as follows:

	2013	2012	2011
Anti-dilutive stock options (in thousands)	192	226	649
Anti-dilutive performance shares (in thousands)	—	22	—
Total anti-dilutive shares (in thousands)	192	248	649

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2013
(In thousands, except share and per share data)

5.        Income Taxes

The provision for income taxes consists of the following:

	2013	2012	2011
Current:
Federal	$22,466	$24,981	$20,841
State	2,133	3,462	3,175
	24,599	28,443	24,016
Deferred:
Federal	4,367	2,452	4,640
State	489	(408)	710
	4,856	2,044	5,350
	$29,455	$30,487	$29,366

The tax benefit associated with the exercise of stock options and the vesting of non-vested shares recorded to additional paid in capital during the years ended December 31, 2013, 2012 and 2011 were $3,612, $385 and $747, respectively, and are reflected as an increase in additional paid-in capital in the accompanying consolidated statements of shareholders’ equity.

The historical income tax expense differs from the amounts computed by applying the federal statutory rate of 35.0% to income before income taxes as follows:

	2013	2012	2011
Tax expense at the statutory rate	$29,373	$29,125	$26,798
State income taxes, net of federal benefit	1,876	1,842	2,542
Incentive stock options	(908)	(154)	472
Meals and entertainment	139	172	207
Deferred tax asset valuation allowance	(85)	(39)	(17)
Federal income tax credits	(1,023)	(619)	(675)
Other	83	160	39
	$29,455	$30,487	$29,366

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2013
(In thousands, except share and per share data)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31, 2013	December 31, 2012
Deferred tax assets:
Accrued expenses	$4,287	$4,374
Allowance for doubtful accounts	745	565
Non-compete agreements	—	3,288
Share-based compensation	6,066	6,471
Accruals for income tax contingencies	547	56
Impairment of goodwill and other intangible assets	854	1,170
Net operating loss carryforwards	253	319
Total deferred tax assets	12,752	16,243
Valuation allowance	(234)	(319)
Total deferred tax assets, net of valuation allowance	12,518	15,924
Deferred tax liabilities:
Tax over book depreciation	21,806	16,907
Non-compete agreements	5,149	—
Prepaid expenses deductible when paid	2,354	2,202
Goodwill	8,914	7,973
Total deferred tax liabilities	38,223	27,082
Net deferred tax liabilities	$(25,705)	$(11,158)

The balance sheet classification of deferred income taxes is as follows:

	December 31, 2013	December 31, 2012
Current assets	$1,145	$1,282
Noncurrent liabilities	(26,850)	(12,440)
	$(25,705)	$(11,158)

Total income tax payments, net of refunds, during fiscal years 2013, 2012 and 2011 were $25,168, $32,214 and $19,891, respectively.

At December 31, 2013 and 2012, the Company had state net operating loss carryforwards of $5,468 and $7,376, respectively, that will expire between 2014 and 2028. The use of these state net operating losses is limited to the future taxable income of separate legal entities. Based on expectations of future taxable income, management believes that it is more likely than not that the results of operations for these separate legal entities will not generate sufficient taxable income to realize these net operating loss benefits for state loss carryforwards.  As a result, a valuation allowance has been provided for most of these state loss carryforwards. The valuation allowance on these state loss carryforwards decreased $85 and $10 during 2013 and 2012.

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

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2013
(In thousands, except share and per share data)

Income Tax Contingencies

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various states and Canada. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2009.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

Liability for
Unrecognized Tax
Benefits
Balance at December 31, 2010	$725
Additions for tax positions of current year	75
Reductions for tax positions of prior years	(150)
Reductions for settlement with state taxing authorities	(169)
Balance at December 31, 2011	481
Reductions for settlement with state taxing authorities	(204)
Balance at December 31, 2012	277
Additions for tax positions of current year	209
Additions for tax positions of prior years - TQI	853
Balance at December 31, 2013	$1,339

Included in the liability for unrecognized tax benefits at December 31, 2013 and December 31, 2012 are tax positions of $1,339 and $277, respectively, which represents tax positions where the realization of the ultimate benefit is uncertain and the disallowance of which would affect the Company’s annual effective income tax rate.

Included in the liability for unrecognized tax benefits at December 31, 2013 and December 31, 2012, are accrued penalties of $277 and $57, respectively.  The liability for unrecognized tax benefits at December 31, 2013 and December 31, 2012 also included accrued interest of $299 and $160, respectively.

6.        Operating Leases

The Company leases certain facilities under noncancellable operating leases that expire in various years through 2020. Certain leases may be renewed for periods varying from one to ten years.  Through acquisitions, the Company assumed several operating leases for tractors, straight trucks and trailers with original lease terms between three and six years.  These leases expire in various years through 2018 and may not be renewed beyond the original term.

Sublease rental income, was $914, $813 and $770 in 2013, 2012 and 2011, respectively.  In 2014, the Company expects to receive aggregate future minimum rental payments under noncancellable subleases of approximately $205.  Noncancellable subleases expire between 2015 and 2016.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2013
(In thousands, except share and per share data)

Future minimum rental payments under noncancellable operating leases with initial or remaining terms in excess of one year consisted of the following at December 31, 2013:

2014	$21,420
2015	18,014
2016	13,377
2017	8,474
2018	5,316
Thereafter	2,598
Total	$69,199

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

As of December 31, 2013, the Company had commitments to purchase various trailers, vehicles and forklifts for approximately $32,865 during 2014.

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

Employer contributions vest 20.0% after two years of service and continue vesting 20.0% per year until fully vested. The Company’s matching contributions expensed in 2013, 2012 and 2011 were approximately $823, $675 and $626, respectively.

9.        Financial Instruments

Off Balance Sheet Risk

At December 31, 2013, the Company had letters of credit outstanding totaling $9,374.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2013
(In thousands, except share and per share data)

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Accounts receivable and accounts payable: The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair value based on their short-term nature.

The Company’s credit facility bears interest at LIBOR plus 1.1% based upon covenants related to total indebtedness to earnings.  Using interest rate quotes currently available in the market and remaining cash flows on these arrangements, the Company estimated the fair value of its outstanding capital lease obligations as follows:

	December 31, 2013		December 31, 2012
	Carrying Value	Fair Value	Carrying Value	Fair Value
Capital lease obligations	$72	$99	$334	$387

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies disclosed in Note 1 to the Consolidated Financial Statements. Segment data includes intersegment revenues. Assets and costs of the corporate headquarters are allocated to the segments based on usage. The Company evaluates the performance of its segments based on net income (loss). The Company’s business is conducted in the U.S. and Canada.

The following tables summarize segment information about net income and assets used by the chief operating decision maker of the Company in making decisions regarding allocation of assets and resources as of and for the years ended December 31, 2013, 2012 and 2011.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2013
(In thousands, except share and per share data)

Year ended December 31, 2013	Forward Air	FASI	TQI	Eliminations	Consolidated
External revenues	$497,993	$112,766	$41,722	$—	$652,481
Intersegment revenues	3,075	645	120	(3,840)	—
Depreciation and amortization	16,222	4,945	2,412	—	23,579
Share-based compensation expense	5,959	140	79	—	6,178
Interest expense	513	8	11	—	532
Interest income	36	—	1	—	37
Income tax expense	26,981	846	1,628	—	29,455
Net income	51,251	1,255	1,961	—	54,467
Total assets	478,790	42,049	85,490	(100,060)	506,269
Capital expenditures	25,017	6,901	3,521	—	35,439

Year ended December 31, 2012	Forward Air	FASI	TQI	Eliminations	Consolidated
External revenues	$500,621	$83,825	$—	$—	$584,446
Intersegment revenues	1,116	1,152	—	(2,268)	—
Depreciation and amortization	16,356	4,665	—	—	21,021
Share-based compensation expense	5,857	193	—	—	6,050
Interest expense	369	22	—	—	391
Interest income	41	—	—	—	41
Income tax expense	30,053	434	—	—	30,487
Net income	51,127	1,541	—	—	52,668
Total assets	395,936	37,135	—	(33,884)	399,187
Capital expenditures	15,910	5,443	—	—	21,353

Year ended December 31, 2011	Forward Air	FASI	TQI	Eliminations	Consolidated
External revenues	$463,664	$72,738	$—	$—	$536,402
Intersegment revenues	822	512	—	(1,334)	—
Depreciation and amortization	16,793	4,200	—	—	20,993
Share-based compensation expense	5,642	329	—	—	5,971
Interest expense	578	41	—	—	619
Interest income	165	—	—	—	165
Income tax expense	29,162	204	—	—	29,366
Net income	46,851	348	—	—	47,199
Total assets	342,109	39,244	—	(40,202)	341,151
Capital expenditures	18,250	2,966	—	—	21,216

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2013
(In thousands, except share and per share data)

11.        Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2013 and 2012:

	2013
	March 31	June 30	September 30	December 31
Operating revenue	$141,560	$159,804	$170,033	$181,084
Income from operations	15,790	22,505	22,857	23,203
Net income	10,855	13,831	14,197	15,584

Net income per share:
Basic	$0.37	$0.46	$0.47	$0.51
Diluted	$0.36	$0.45	$0.46	$0.50

	2012
	March 31	June 30	September 30	December 31
Operating revenue	$137,081	$148,326	$143,514	$155,525
Income from operations	16,789	23,083	19,626	24,034
Net income	10,273	14,167	12,267	15,961

Net income per share:
Basic	$0.36	$0.49	$0.42	$0.55
Diluted	$0.35	$0.48	$0.41	$0.54

12.        Subsequent Event

On February 2, 2014 the Company acquired all of the stock of Central States Trucking Company and Central States Logistics, Inc. (collectively referred to as “CST”). CST provides industry leading container and intermodal drayage services primarily within the Midwest region of the United States. CST also provides linehaul service within the airport-to-airport space, as well as, dedicated contract and Container Freight Station (“CFS”) warehouse services. The purchase price will be $84,884. CST will be acquired on a cash-free, debt-free basis with an adjustment for working capital. The transaction was funded using the Company’s cash reserves.

The acquisition of CST provides the Company with a scalable platform for which to enter the intermodal drayage space and thereby continuing to expand and diversify the Company's service offering.

The following table presents a preliminary allocation of the CST purchase price to the assets acquired and liabilities assumed based on their estimated fair values and resulting residual goodwill:

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2013
(In thousands, except share and per share data)

February 2, 2014
Tangible assets:
Accounts receivable	$9,463
Property and equipment	1,051
Other assets	186
Total tangible assets	10,700
Intangible assets:
Non-compete agreements	850
Trade name	1,250
Customer relationships	42,500
Goodwill	44,892
Total intangible assets	89,492
Total assets acquired	100,192

Liabilities assumed:
Current liabilities	6,040
Other liabilities	123
Debt	9,145
Total liabilities assumed	15,308
Net assets acquired	$84,884

The above estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the CST acquisition date through the date of this filing. The Company is still in the process of finalizing the valuation of the acquired assets and liabilities assumed as part of this acquisition. As of the time of this filing, the Company estimates the acquired trade names and non-compete agreements will be amortized on straight-line basis of 3.0 and 5.0 year lives, respectively. The Company further estimates the customer relationships acquired will be amortized on straight-line basis over a 12.0 year life. The goodwill assigned to the CST transaction will be deductible for tax purposes.

The following unaudited pro forma information presents a summary of the Company's consolidated results of operations as if the CST acquisition occurred as of January 1, 2012 (in thousands, except per share data).

	Year ended
	December 31, 2013	December 31, 2012
Operating revenue	$717,027	$639,936
Income from operations	91,789	89,284
Net income	59,091	56,205
Net income per share
Basic	$1.96	$1.94
Diluted	$1.92	$1.90

Forward Air Corporation
Schedule II — Valuation and Qualifying Accounts
(In thousands)

Col. A		Col. B	Col. C		Col. D		Col. E
		Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts Described	Deductions -Describe		Balance at End of Period
Year ended December 31, 2013
Allowance for doubtful accounts		$1,149	$423	$—	$(11)	(2)	$1,583
Allowance for revenue adjustments	(1)	295	2,531	—	2,490	(3)	336
Income tax valuation		319	(85)	—	—		234
		1,763	2,869	—	2,479		2,153
Year ended December 31, 2012
Allowance for doubtful accounts		$1,219	$199	$—	$269	(2)	$1,149
Allowance for revenue adjustments	(1)	284	2,003	—	1,992	(3)	295
Income tax valuation		348	(29)	—	—		319
		1,851	2,173	—	2,261		1,763
Year ended December 31, 2011
Allowance for doubtful accounts		$1,619	$(217)	$—	$183	(2)	$1,219
Allowance for revenue adjustments	(1)	377	1,951	—	2,044	(3)	284
Income tax valuation		335	13	—	—		348
		2,331	1,747	—	2,227		1,851

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

10.3
Air Carrier Certificate, effective August 28, 2003 (incorporated herein by reference to Exhibit 10.5 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission on March 11, 2004 (File No. 0-22490))

10.4	*
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

10.6	*
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

10.7	*
Amendment dated December 30, 2008 to Employment Agreement dated October 30, 2007, between Forward Air Corporation and Bruce A. Campbell (incorporated herein by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission on February 26, 2009 (File No. 0-22490))

10.8	*
Second Amendment dated February 24, 2009 to Employment Agreement dated October 30, 2007, between Forward Air Corporation and Bruce A. Campbell (incorporated herein by reference to Exhibit 10.10 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission on February 26, 2009 (File No. 0-22490))

10.90	*
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

10.13	*
Form of Incentive Stock Option Agreement under the registrant's Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.19 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission on February 26, 2009 (File No. 0-22490))

10.14	*
Form of Non-Qualified Stock Option Agreement under the registrant's Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.16 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission on February 24, 2011 (File No. 0-22490))

10.15	*
Form of Restricted Stock Agreement for an award of restricted stock under the registrant's 1999 Stock Option and Incentive Plan, as amended, granted during 2006 (incorporated herein by reference to Exhibit 10.19 to the registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on March 22, 2006 (File No. 0-22490))

10.16	*
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

10.18	*
Form of Performance Share Agreement for performance shares granted in February 2011, under the registrant's Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed with the Securities and Exchange Commission on April 25, 2011 (File No. 0-22490))

10.19	*
Forward Air Corporation Executive Severance and Change in Control Plan, effective as of January 1, 2013 (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2012 (File No. 0-22490))

10.20	*
Forward Air Corporation Recoupment Policy, effective as of January 1, 2013 (incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2012 (File No. 0-22490))

10.21	*
Forward Air Corporation Amended and Restated Stock Option and Incentive Plan, as further amended and restated on February 7, 2013 (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2013 (File No. 0-22490))

10.22	*
Form of Performance Share Agreement for performance shares granted in February 2013, under the registrant's Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed with the Securities and Exchange Commission on April 25, 2013 (File No. 0-22490))

10.23	*
Form of Restricted Stock Agreement for an award granted in February 2013, under the registrant's Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed with the Securities and Exchange Commission on April 25, 2013 (File No. 0-22490))

10.24	*
Form on Non-Qualified Stock Option Agreement for an award granted in February 2013, under the registrant's Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed with the Securities and Exchange Commission on April 25, 2013 (File No. 0-22490))

10.25	*
Amended and Restated Non-Employee Director Stock Plan, as further amended and restated on February 8, 2013 (incorporated herein by reference to Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed with the Securities and Exchange Commission on April 25, 2013 (File No. 0-22490))

10.26
Stock Purchase Agreement dated March 4, 2013, by and among Forward Air Corporation, TQI Holdings, Inc. and the sellers named therein (incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2013 (File No. 0-22490))

10.27
Agreement of Purchase and Sale, dated as of July 10, 2006, among AMB Property II, L.P., Headlands Realty Corporation and Forward Air, Inc. (incorporated herein by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 filed with the Securities and Exchange Commission on August 4, 2006 (File No. 0-22490))

10.28
Agreement of Purchase and Sale, dated as of September 14, 2006, by and between Headlands Realty Corporation and Forward Air, Inc. (incorporated herein by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 filed with the Securities and Exchange Commission on November 3, 2006 (File No. 0-22490))

10.29
Asset Purchase Agreement dated November 26, 2007 by and among Forward Air Corporation, Black Hawk Freight Services, Inc. and the stockholders of Black Hawk Freight Services, Inc. (incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 30, 2007 (File No. 0-22490))

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