Form 10-Q
period 2014-03-31
FORWARD AIR CORP
filed 2014-04-25
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2014
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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of April 21, 2014 was 31,200,920.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited).

Forward Air Corporation
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)
(Unaudited)
	March 31, 2014	December 31, 2013
Assets
Current assets:
Cash	$41,044	$127,367
Accounts receivable, less allowance of $2,110 in 2014 and $1,919 in 2013	93,651	76,500
Other current assets	10,430	16,493
Total current assets	145,125	220,360

Property and equipment	292,364	271,050
Less accumulated depreciation and amortization	121,135	116,287
Total property and equipment, net	171,229	154,763
Goodwill and other acquired intangibles:
Goodwill	131,217	88,496
Other acquired intangibles, net of accumulated amortization of $33,304 in 2014 and $31,790 in 2013	84,456	40,110
Total net goodwill and other acquired intangibles	215,673	128,606
Other assets	2,540	2,540
Total assets	$534,567	$506,269

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$22,164	$16,267
Accrued expenses	21,529	18,275
Current portion of debt and capital lease obligations	318	69
Total current liabilities	44,011	34,611

Long-term debt and capital lease obligations, less current portion	1,477	3
Other long-term liabilities	8,292	8,940
Deferred income taxes	27,405	26,850

Shareholders’ equity:
Preferred stock	—	—
Common stock, $0.01 par value: Authorized shares - 50,000,000, Issued and outstanding shares - 30,998,415 in 2014 and 30,522,079 in 2013	310	305
Additional paid-in capital	119,852	107,726
Retained earnings	333,220	327,834
Total shareholders’ equity	453,382	435,865
Total liabilities and shareholders’ equity	$534,567	$506,269

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three months ended
	March 31, 2014	March 31, 2013
Operating revenue	$171,569	$141,560

Operating expenses:
Purchased transportation	73,551	60,999
Salaries, wages and employee benefits	41,422	33,952
Operating leases	8,351	7,044
Depreciation and amortization	7,013	5,186
Insurance and claims	4,127	2,660
Fuel expense	4,806	3,008
Other operating expenses	16,028	12,921
Total operating expenses	155,298	125,770
Income from operations	16,271	15,790

Other income (expense):
Interest expense	(82)	(128)
Other, net	86	32
Total other income (expense)	4	(96)
Income before income taxes	16,275	15,694
Income taxes	6,073	4,839
Net income and comprehensive income	$10,202	$10,855

Net income per share:
Basic	$0.33	$0.37
Diluted	$0.33	$0.36
Weighted average shares outstanding:
Basic	30,732	29,511
Diluted	31,314	30,264

Dividends per share:	$0.12	$0.10

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended
	March 31, 2014	March 31, 2013

Operating activities:
Net income	$10,202	$10,855
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	7,013	5,186
Share-based compensation	1,652	1,557
Loss on disposal of property and equipment	16	85
Provision for loss on receivables	42	301
Provision for revenue adjustments	641	499
Deferred income tax	132	850
Excess tax benefit for stock options exercised	(637)	(2,238)
Changes in operating assets and liabilities
Accounts receivable	(8,493)	2,011
Prepaid expenses and other current assets	7,048	(730)
Accounts payable and accrued expenses	2,416	2,228
Net cash provided by operating activities	20,032	20,604

Investing activities:
Proceeds from disposal of property and equipment	79	164
Purchases of property and equipment	(19,548)	(12,182)
Acquisition of business, net of cash acquired	(82,998)	(45,219)
Other	(60)	(56)
Net cash used in investing activities	(102,527)	(57,293)

Financing activities:
Payments of debt and capital lease obligations	(9,491)	(20,228)
Proceeds from exercise of stock options	9,840	17,960
Payments of cash dividends	(3,733)	(2,967)
Cash settlement of share-based awards for minimum tax withholdings	(1,081)	(866)
Excess tax benefit for stock options exercised	637	2,238
Net cash used in financing activities	(3,828)	(3,863)
Net decrease in cash	(86,323)	(40,552)
Cash at beginning of period	127,367	112,182
Cash at end of period	$41,044	$71,630

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2014

1.    Basis of Presentation

Forward Air Corporation's (“the Company”) services can be classified into three principal reporting segments:  Forward Air, Inc. (“Forward Air”), Forward Air Solutions, Inc. (“FASI”) and Total Quality, Inc. ("TQI").

Through the Forward Air segment, the Company is a leading provider of time-definite transportation and related logistics services to the North American deferred air freight market and its activities can be classified into three categories of service: airport-to-airport, logistics, and other.  Forward Air’s airport-to-airport service operates a comprehensive national network for the time-definite surface transportation of expedited ground freight.  The airport-to-airport service offers customers local pick-up and delivery and scheduled surface transportation of cargo as a cost effective, reliable alternative to air transportation.  Forward Air’s logistics services provide expedited full truckload ("TLX"), intermodal drayage and dedicated fleet services.  Forward Air’s other services include shipment consolidation and deconsolidation, warehousing, customs brokerage, and other handling.  The Forward Air segment primarily provides its transportation services through a network of terminals located at or near airports in the United States and Canada.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company’s operating results are subject to seasonal trends when measured on a quarterly basis; therefore operating results for the three and nine months ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and notes thereto included in the Forward Air Corporation Annual Report on Form 10-K for the year ended December 31, 2013.

The accompanying unaudited condensed consolidated financial statements of the Company include Forward Air Corporation and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

2.    Acquisitions and Goodwill

Acquisition of CST

On February 2, 2014, the Company acquired all of the outstanding capital stock of Central States Trucking Company and Central States Logistics, Inc. (collectively referred to as “CST”). Pursuant to the terms of the Agreement and concurrently with the execution of the Agreement, the Company acquired all of the outstanding capital stock of CST in exchange for $82,997 in net cash and $11,215 in assumed debt. The assumed debt was immediately paid in full after funding of the acquisition. The acquisition and settlement of the assumed debt were funded using the Company's cash on hand. Under the purchase agreement, $10,000 of the purchase price was paid into an escrow account to protect the Company against potential unknown liabilities. The amount held in escrow will be remitted to the sellers on February 2, 2015.
CST provides industry leading container and intermodal drayage services primarily within the Midwest region of the United States. CST also provides dedicated contract and Container Freight Station (“CFS”) warehouse and handling services. The acquisition of CST provides the Company with a scalable platform for which to enter the intermodal drayage space and thereby continuing to expand and diversify the Company's service offerings.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2014

The Company incurred total transaction costs related to the acquisition of approximately $866, which were expensed during the three months ended March 31, 2014, in accordance with U.S. GAAP. These transaction costs were primarily included in "Other operating expenses" expense in the consolidated statements of comprehensive income.
The assets, liabilities, and operating results of CST have been included in the Company's consolidated financial statements from the date of acquisition and have been assigned to the Forward Air reportable segment. The results of CST reflected in the Company's consolidated statements of comprehensive income for the quarter ended March 31, 2014 from the date of acquisition (February 2, 2014) is as follows (in thousands, except per share data):

February 2, 2014 to March 31, 2014
Operating revenue	$10,803
Operating income	4
Net loss	(5)
Net income per share
Basic	$—
Diluted	$—
Acquisition of TQI

On March 4, 2013, the Company entered into a Stock Purchase Agreement ("Agreement") with all of the shareholders of TQI to acquire all of the outstanding stock. Pursuant to the terms of the Agreement and concurrently with the execution of the Agreement, the Company acquired all of the outstanding capital stock of TQI in exchange for $45,328 in net cash, $20,113 in assumed debt and an available earn-out of $5,000. The assumed debt was immediately paid in full after funding of the acquisition. The acquisition and settlement of the assumed debt were funded using the Company's cash on hand. Under the purchase agreement, $4,500 of the purchase price was paid into an escrow account to protect the Company against potential unknown liabilities. The amount held in escrow will be remitted to the sellers on September 4, 2014.
Pursuant to the terms of the Agreement, the Company could pay the former shareholders of TQI additional cash consideration from $0 to $5,000 if certain earnings before interest, taxes, depreciation and amortization ("EBITDA") goals are exceeded. The ultimate payout is based on the level by which TQI operating results exceed specified thresholds as defined by the Agreement in both 2013 and 2014. At the time of acquisition the Company recognized an estimated earn-out liability of $615. The fair value of the earn-out liability (level 3) was estimated using an income approach based on the present value of probability-weighted amounts payable under a range of performance scenarios for 2013 and a discount rate of 10.9%. However, based on the most probable outcomes the estimated earn-out liability was reduced to $0 and recognized as a gain in our results from operations during the fourth quarter of 2013. If TQI's 2014 EBITDA performance does exceed the goals established by the Agreement, the final value of the liability could be significantly higher than the liability the Company has currently recorded.
The Company incurred total transaction costs related to the acquisition of approximately $943, which was expensed during the three months ended March 31, 2013, in accordance with U.S. GAAP. These transaction costs were primarily included in "Other operating expenses" expense in the consolidated statements of comprehensive income.
The acquisition of TQI allows the Company to expand and diversify its complimentary truckload operations while maintaining its goal of offering high-value added services.
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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2014

The assets, liabilities, and operating results of TQI have been included in the Company's consolidated financial statements from the date of acquisition and have been assigned to a the TQI reportable segment. The results of TQI reflected in the Company's consolidated statements of comprehensive income for the quarter ended March 31, 2013 from the date of acquisition (March 4, 2013) is as follows (in thousands, except per share data):

March 4, 2013 to March 31, 2013
Operating revenue	$3,918
Operating income	195
Net income	128
Net income per share
Basic	$—
Diluted	$—
Allocations of Purchase Prices
The following table presents the allocations of the CST and TQI purchase prices to the assets acquired and liabilities assumed based on their estimated fair values and resulting residual goodwill (in thousands):

	CST	TQI
	February 2, 2014	March 4, 2013
Tangible assets:
Accounts receivable	$9,343	$5,639
Prepaid expenses and other current assets	101	1,093
Property and equipment	1,932	5,103
Other assets	35	728
Deferred income taxes	—	947
Total tangible assets	11,411	13,510
Intangible assets:
Non-compete agreements	1,240	470
Trade name	500	1,000
Customer relationships	44,700	22,300
Goodwill	42,721	45,164
Total intangible assets	89,161	68,934
Total assets acquired	100,572	82,444

Liabilities assumed:
Current liabilities	6,359	4,725
Other liabilities	—	1,735
Debt and capital lease obligations	11,215	20,113
Deferred income taxes	—	10,543
Total liabilities assumed	17,574	37,116
Net assets acquired	$82,998	$45,328
The above purchase price allocation for CST is preliminary as the Company is still in the process of finalizing the valuation of the acquired assets and liabilities assumed. The above estimated fair values of assets acquired and liabilities assumed for CST are based on the information that was available as of the acquisition dates through the date of this filing. The acquired definite-live intangible assets have the following useful lives:

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2014

Useful Lives
	CST	TQI
Customer relationships	15 years	15 years
Non-competes	5 years	5 years
Trade names	2 years	5 years
The fair value of the non-compete agreements, trade name and customer relationship assets were estimated using an income approach (level 3). Under this method, an intangible asset's fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To calculate fair value, the Company used cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset. The Company believes that the level and timing of cash flows appropriately reflect market participant assumptions. The fair value of the acquired trade names were estimated using an income approach, specifically known as the relief from royalty method. The relief from royalty method is based on a hypothetical royalty stream that would be paid if the Company did not own the applicable names and had to license the trade names. The Company derived the hypothetical royalty income from the projected revenues of CST and TQI. Cash flows were assumed to extend through the remaining economic useful life of each class of intangible asset.
Pro forma
The following unaudited pro forma information presents a summary of the Company's consolidated results of operations as if the CST and TQI acquisitions occurred as of January 1, 2013 (in thousands, except per share data).

	Three months ended
	March 31, 2014	March 31, 2013
Operating revenue	$176,658	$164,720
Income from operations	16,429	17,776
Net income	10,300	12,084
Net income per share
Basic	$0.34	$0.41
Diluted	$0.33	$0.40
Goodwill
The following is a summary of the changes in goodwill for the three months ended March 31, 2014. All goodwill, except the goodwill assigned to TQI, is deductible for tax purposes.

	Forward Air		FASI		TQI		Total
		Accumulated		Accumulated		Accumulated
	Goodwill	Impairment	Goodwill	Impairment	Goodwill	Impairment	Net
Beginning balance, December 31, 2013	$37,926	$—	$12,359	$(6,953)	$45,164	$—	$88,496
CST acquisition	42,721	—	—	—	—	—	42,721
Ending balance, March 31, 2014	$80,647	$—	$12,359	$(6,953)	$45,164	$—	$131,217
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
March 31, 2014

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

Employee Activity - Stock Options

Stock option grants to employees generally expire seven years from the grant date and typically vest ratably over a three-year period.  The Company used the Black-Scholes option-pricing model to estimate the grant-date fair value of options granted.  The weighted-average fair value of options granted and assumptions used to calculate their fair value during the three months ended March 31, 2014 and 2013 were as follows:

	Three months ended
	March 31, 2014	March 31, 2013
Expected dividend yield	1.2%	1.2%
Expected stock price volatility	40.6%	43.7%
Weighted average risk-free interest rate	1.6%	0.9%
Expected life of options (years)	5.4	5.3
Weighted average grant date fair value	$15	$13

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2014

The following tables summarize the Company’s employee stock option activity and related information:

	Three months ended March 31, 2014
				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Options	Exercise	Value	Contractual
	(000)	Price	(000)	Term
Outstanding at December 31, 2013	1,732	$27
Granted	91	43
Exercised	(341)	28
Forfeited	(8)	38
Outstanding at March 31, 2014	1,474	$28	$23,812	2.8
Exercisable at March 31, 2014	1,277	$26	$22,948	2.2

	Three months ended
	March 31, 2014	March 31, 2013
Shared-based compensation for options	$314	$424
Tax benefit for option compensation	120	136
Unrecognized compensation cost for options, net of estimated forfeitures	2,561	2,488

Employee Activity - Non-vested Shares

Non-vested share grants to employees vest ratably over a three-year period.  The non-vested shares’ fair values were estimated using closing market prices on the day of grant. The following tables summarize the Company’s employee non-vested share activity and related information:

	Three months ended March 31, 2014
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2013	186	$35
Granted	97	42
Vested	(93)	43
Forfeited	—	—
Outstanding and non-vested at March 31, 2014	190	$40	$7,559

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2014

	Three months ended
	March 31, 2014	March 31, 2013
Shared-based compensation for non-vested shares	$925	$743
Tax benefit for non-vested share compensation	352	284
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	6,982	6,398

Employee Activity - Performance Shares

The Company annually grants performance shares to key employees.  Under the terms of the performance share agreements, on the third anniversary of the grant date, the Company will issue to the employees a calculated number of common stock shares based on the three year performance of the Company’s common stock share price as compared to the share price performance of a selected peer group.  No shares may be issued if the Company share price performance outperforms 30% or less of the peer group, but the number of shares issued may be doubled if the Company share price performs better than 90% of the peer group.  The fair value of the performance shares was estimated using a Monte Carlo simulation. The weighted average assumptions used in the Monte Carlo calculation were as follows:

	Three months ended
	March 31, 2014	March 31, 2013
Expected stock price volatility	32.5%	34.5%
Weighted average risk-free interest rate	0.7%	0.4%

The following tables summarize the Company’s employee performance share activity, assuming median share awards, and related information:

	Three months ended March 31, 2014
		Weighted-	Aggregate
	Performance	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2013	88	$37
Granted	23	48
Additional shares awarded based on performance	19	30
Vested	(56)	30
Outstanding and non-vested at March 31, 2014	74	$44	$3,279

	Three months ended
	March 31, 2014	March 31, 2013
Shared-based compensation for performance shares	$275	$233
Tax benefit for performance share compensation	105	89
Unrecognized compensation cost for performance shares, net of estimated forfeitures	2,048	2,012

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2014

Non-employee Director Activity - Non-vested Shares

Grants of non-vested shares to non-employee directors vest ratably over the elected term to the Board of Directors, or one year.  The following tables summarize the Company’s non-employee non-vested share activity and related information:

	Three months ended March 31, 2014
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2013	15	$38
Granted	—	—
Vested	—	—
Outstanding and non-vested at March 31, 2014	15	$38	$560

	Three months ended
	March 31, 2014	March 31, 2013
Shared-based compensation for non-vested shares	$138	$157
Tax benefit for non-vested share compensation	53	60
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	57	67

Non-employee Director Activity - Stock Options

In addition to the above activity, each May from 1995 to 2005 options were granted to the non-employee directors of the Company.  The options have terms of ten years and are fully exercisable.  At March 31, 2014, 15,000 options were outstanding and will expire May 2015.  At March 31, 2014, the weighted average exercise price per share and remaining contractual term for the outstanding options of non-employee directors were $26 and 1.2 years, respectively.

4.    Senior Credit Facility
In February 2012, the Company entered into a new $150,000 credit facility. This facility has a term of five years and matures in February 2017. The Company entered into this larger credit facility in order to fund potential acquisitions, the repurchase of its common stock and the financing of other general business purposes. Interest rates for advances under the facility are LIBOR plus 1.1% based upon covenants related to total indebtedness to earnings (1.3% at March 31, 2014). The agreement contains certain covenants and restrictions, none of which are expected to significantly affect the Company's operations or ability to pay dividends. No assets are pledged as collateral against the credit facility. As of March 31, 2014, the Company had no borrowings outstanding under the senior credit facility. At March 31, 2014, the Company had utilized $9,374 of availability for outstanding letters of credit and had $140,626 of available borrowing capacity outstanding under the senior credit facility.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2014

5.    Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three months ended
	March 31, 2014	March 31, 2013
Numerator:
Numerator for basic and diluted income per share - net income	$10,202	$10,855
Denominator (in thousands):
Denominator for basic income per share - weighted-average shares	30,732	29,511
Effect of dilutive stock options (in thousands)	466	606
Effect of dilutive performance shares (in thousands)	58	53
Effect of dilutive non-vested shares and deferred stock units (in thousands)	58	94
Denominator for diluted income per share - adjusted weighted-average shares	31,314	30,264
Basic net income per share	$0.33	$0.37
Diluted net income per share	$0.33	$0.36

The number of instruments that could potentially dilute net income per basic share in the future, but that were not included in the computation of net income per diluted share because to do so would have been anti-dilutive for the periods presented, are as follows:

	March 31, 2014	March 31, 2013
Anti-dilutive stock options (in thousands)	160	150
Anti-dilutive performance shares (in thousands)	14	16
Total anti-dilutive shares (in thousands)	174	166

6.    Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states and Canada. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2007.

For the three months ended March 31, 2014 and 2013, the effective income tax rates varied from the statutory federal income tax rate of 35.0%, primarily as a result of the effect of state income taxes, net of the federal benefit, and permanent differences between book and tax net income. The combined federal and state effective tax rate for the three months ended March 31, 2014 was 37.3% compared to a rate of 30.8% for the same period in 2013.  The increase in the effective tax rate was primarily due to 2013 benefiting from a retroactive reinstatement of alternative fuel tax credits for 2012 and higher benefits obtained from disqualified dispositions by employees of previously non-deductible incentive stock options.

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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2014

The Company’s senior credit facility bears interest at LIBOR plus 1.1% based upon covenants related to total indebtedness to earnings.  Using interest rate quotes and discounted cash flows, the Company estimated the fair value of its outstanding capital lease obligations as follows:

	March 31, 2014
	Carrying Value	Fair Value
Capital leases	$1,795	$1,835

The Company's fair value calculations for the above financial instruments are classified within level 3 of the fair value hierarchy.

8.    Shareholders' Equity

During the first quarter of 2013, the Company's Board of Directors declared a cash dividend of $0.10 per share of common stock. During the first quarter of 2014 , the Company's Board of Directors declared a cash dividend of $0.12 per share of common stock. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

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

10.    Segment Reporting

The Company operates in three reportable segments based on information available to and used by the chief operating decision maker.  Forward Air provides time-definite transportation and logistics services to the deferred air freight market.  FASI provides pool distribution services primarily to regional and national distributors and retailers. TQI is a provider of maximum security and temperature-controlled logistics services, primarily truckload services, to the pharmaceutical and life science industries. The assets, liabilities, and operating results of our most recent acquisition, CST, have been assigned to the Forward Air reportable segment.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies disclosed in Note 1 to the Consolidated Financial Statements included in the Company’s 2013 Annual Report on Form 10-K. Segment data includes intersegment revenues.  Assets and costs of the corporate headquarters are allocated to the segments based on usage.  The Company evaluates the performance of its segments based on net income (loss).  The Company’s business is conducted in the U.S. and Canada.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2014

The following tables summarize segment information about net income (loss) and assets used by the chief operating decision maker of the Company in making decisions regarding allocation of assets and resources as of and for three months ended March 31, 2014 and 2013.

	Three months ended March 31, 2014
	Forward Air	FASI	TQI	Eliminations	Consolidated
External revenues	$133,393	$27,222	$10,954	$—	$171,569
Intersegment revenues	793	100	107	(1,000)	—
Depreciation and amortization	4,942	1,278	793	—	7,013
Share-based compensation expense	1,609	38	5	—	1,652
Interest expense	81	1	—	—	82
Interest income	7	—	—	—	7
Income tax expense (benefit)	5,784	(23)	312	—	6,073
Net income (loss)	9,599	(1)	604	—	10,202
Total assets	604,727	42,829	87,225	(200,214)	534,567
Capital expenditures	10,995	3,681	4,872	—	19,548

	Three months ended March 31, 2013
	Forward Air	FASI	TQI	Eliminations	Consolidated
External revenues	$115,573	$22,069	$3,918	$—	$141,560
Intersegment revenues	536	185	—	(721)	—
Depreciation and amortization	3,786	1,172	228	—	5,186
Share-based compensation expense	1,512	45	—	—	1,557
Interest expense	125	3	—	—	128
Interest income	11	—	—	—	11
Income tax expense (benefit)	5,054	(282)	67	—	4,839
Net income (loss)	11,217	(490)	128	—	10,855
Total assets	429,370	35,744	83,228	(102,136)	446,206
Capital expenditures	11,719	408	55	—	12,182

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Executive Summary

Our operations can be broadly classified into three principal segments:  Forward Air, Inc. (“Forward Air”), Forward Air Solutions, Inc. (“FASI”) and Total Quality, Inc. ("TQI").

Through our Forward Air segment, we are a leading provider of time-definite surface transportation and related logistics services to the North American expedited ground freight market. We offer our customers local pick-up and delivery (Forward Air Complete™) and scheduled surface transportation of cargo as a cost-effective, reliable alternative to air transportation. We transport cargo that must be delivered at a specific time, but is less time-sensitive than traditional air freight. This type of cargo is frequently referred to in the transportation industry as deferred air freight. We operate our Forward Air segment through a network of terminals located on or near airports in 87 cities in the United States and Canada, including a central sorting facility in Columbus, Ohio and 12 regional hubs serving key markets.  We also offer our customers an array of logistics and other services including: expedited truckload brokerage (“TLX”); intermodal drayage; dedicated fleets; warehousing; customs brokerage; and shipment consolidation, deconsolidation and handling.

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

Trends and Developments

Acquisition of CST

On February 2, 2014, we acquired all of the outstanding capital stock of Central States Trucking Company and Central States Logistics, Inc. (collectively referred to as “CST”). CST provides industry leading container and intermodal drayage services primarily within the Midwest region of the United States. CST also provides dedicated contract and Container Freight Station (“CFS”) warehouse and handling services. We acquired all of the outstanding capital stock of CST in exchange for $83.0 million in net cash and $11.2 million in assumed debt. The assumed debt was immediately paid in full after funding of the acquisition. The acquisition and settlement of the assumed debt were funded using our cash on hand. The assets, liabilities, and operating results of CST have been included in the Forward Air reportable segment.
The acquisition of CST provides us with a scalable platform for which to enter the intermodal drayage space and thereby continuing to expand and diversify our service offerings.
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

Results from Operations
During the three months ended March 31, 2014, we experienced a 21.2% increase in our consolidated revenues compared to the three months ended March 31, 2013.  The increase in revenue is attributable to revenue from the acquisition of CST, a full three months of TQI revenue, and increased revenue from Forward Air and FASI.

Forward Air's revenue increased 15.6% but operating income decreased 6.1% for the three months ended March 31, 2014, compared to the same period in 2013. Approximately 59.7% of the Forward Air revenue increase was attributable to the acquisition of CST. The remaining increase was the result of higher Airport-to-airport volumes combined with a general rate increase initiated at the beginning of March 2014. The decline in operating income was attributable to higher costs incurred as result of the severe winter weather experienced during the first quarter of 2014.

FASI revenue increased 22.4% and operating results improved $0.8 million for the three months ended March 31, 2014, compared to the same period in 2013.  The FASI revenue increase was primarily the result of new business wins.  The increase in revenue drove the $0.8 million improvement in FASI’s income from operations during the three months ended March 31, 2014, compared to the three months ended March 31, 2013.

The significant increase in TQI revenue and operating results for the three months ended March 31, 2014, compared to the same period in 2013, was primarily attributable to the three months ended March 31, 2014 including a full three months of TQI operations as opposed to only one month during the same period of 2013.

Our net fuel surcharge revenue is the result of our fuel surcharge rates, which are set weekly using the national average for diesel price per gallon, and the tonnage transiting our network.  During the three months ended March 31, 2014, total net fuel surcharge revenue increased 19.8% as compared to the same period in 2013. The increase in net fuel surcharge revenue for the three months ended March 31, 2014 compared to the same period in 2013 was mostly due to the acquisition of CST and increased FAI business volumes.

Goodwill
As of March 31, 2014, the carrying value of goodwill related to the Forward Air, FASI and TQI segments was $80.6 million, $5.4 million and $45.1 million, respectively.

Results of Operations

The following table sets forth our consolidated historical financial data for the three months ended March 31, 2014 and 2013 (in millions):

	Three months ended
	March 31, 2014	March 31, 2013	Change	Percent Change
Operating revenue	$171.6	$141.6	$30.0	21.2%
Operating expenses:
Purchased transportation	73.6	61.0	12.6	20.7
Salaries, wages, and employee benefits	41.4	33.9	7.5	22.1
Operating leases	8.3	7.1	1.2	16.9
Depreciation and amortization	7.0	5.2	1.8	34.6
Insurance and claims	4.1	2.7	1.4	51.9
Fuel expense	4.8	3.0	1.8	60.0
Other operating expenses	16.1	12.9	3.2	24.8
Total operating expenses	155.3	125.8	29.5	23.4
Income from operations	16.3	15.8	0.5	3.2
Other expense:
Interest expense	(0.1)	(0.1)	—	—
Other, net	0.1	—	0.1	100.0
Total other expense	—	(0.1)	0.1	(100.0)
Income before income taxes	16.3	15.7	0.6	3.8
Income taxes	6.1	4.8	1.3	27.1
Net income	$10.2	$10.9	$(0.7)	(6.4)%

The following table sets forth our historical financial data by segment for the three months ended March 31, 2014 and 2013 (in millions):

	Three months ended
	March 31,	Percent of	March 31,	Percent of		Percent
	2014	Revenue	2013	Revenue	Change	Change
Operating revenue
Forward Air	$134.2	78.2%	$116.1	82.0%	$18.1	15.6%
FASI	27.3	15.9	22.3	15.7	5.0	22.4
TQI	11.1	6.5	3.9	2.8	7.2	184.6
Intercompany eliminations	(1.0)	(0.6)	(0.7)	(0.5)	(0.3)	42.9
Total	171.6	100.0	141.6	100.0	30.0	21.2

Purchased transportation
Forward Air	60.8	45.3	52.6	45.3	8.2	15.6
FASI	8.1	29.7	6.8	30.5	1.3	19.1
TQI	5.5	49.6	2.2	56.4	3.3	150.0
Intercompany eliminations	(0.8)	80.0	(0.6)	85.7	(0.2)	33.3
Total	73.6	42.9	61.0	43.1	12.6	20.7

Salaries, wages and employee benefits
Forward Air	30.2	22.5	25.1	21.6	5.1	20.3
FASI	9.3	34.1	8.2	36.8	1.1	13.4
TQI	1.9	17.1	0.6	15.4	1.3	216.7
Total	41.4	24.1	33.9	23.9	7.5	22.1

Operating leases
Forward Air	5.8	4.3	5.1	4.4	0.7	13.7
FASI	2.5	9.1	2.0	9.0	0.5	25.0
TQI	—	—	—	—	—	—
Total	8.3	4.8	7.1	5.0	1.2	16.9

Depreciation and amortization
Forward Air	4.9	3.7	3.8	3.3	1.1	28.9
FASI	1.3	4.8	1.2	5.4	0.1	8.3
TQI	0.8	7.2	0.2	5.1	0.6	300.0
Total	7.0	4.1	5.2	3.7	1.8	34.6

Insurance and claims
Forward Air	3.1	2.3	1.9	1.6	1.2	63.2
FASI	0.8	2.9	0.7	3.1	0.1	14.3
TQI	0.2	1.8	0.1	2.6	0.1	100.0
Total	4.1	2.4	2.7	1.9	1.4	51.9

Fuel expense
Forward Air	1.9	1.4	1.0	0.9	0.9	90.0
FASI	1.7	6.2	1.6	7.2	0.1	6.3
TQI	1.2	10.8	0.4	10.3	0.8	200.0
Total	4.8	2.8	3.0	2.1	1.8	60.0

Other operating expenses
Forward Air	12.1	9.0	10.2	8.8	1.9	18.6
FASI	3.6	13.2	2.6	11.6	1.0	38.5
TQI	0.6	5.4	0.2	5.1	0.4	200.0
Intercompany eliminations	(0.2)	20.0	(0.1)	14.3	(0.1)	100.0
Total	16.1	9.4	12.9	9.1	3.2	24.8

Income from operations
Forward Air	15.4	11.5	16.4	14.1	(1.0)	(6.1)
FASI	—	—	(0.8)	(3.6)	0.8	(100.0)
TQI	0.9	8.1	0.2	5.1	0.7	350.0
Total	$16.3	9.5%	$15.8	11.2%	$0.5	3.2%

The following table presents the components of the Forward Air segment’s operating revenue and purchased transportation for the three months ended March 31, 2014 and 2013 (in millions):

		Percent of		Percent of		Percent
	2014	Revenue	2013	Revenue	Change	Change
Operating Revenue
Forward Air
Airport-to-airport	97.7	72.8%	90.6	78.0%	7.1	7.8%
Logistics services
Expedited full truckload - TLX	17.5	13.0	17.5	15.1	—	—
Intermodal/drayage	9.4	7.0	1.4	1.2	8.0	571.4
Other logistics	0.1	0.1	0.3	0.3	(0.2)	(66.7)
Total Logistics services	27.0	20.1	19.2	16.5	7.8	40.6
Other Forward Air services	9.5	7.1	6.3	5.4	3.2	50.8
Forward Air - Total revenue	134.2	78.2	116.1	82.0	18.1	15.6
TQI - Pharmaceutical services	11.1	6.5	3.9	2.8	7.2	184.6
Forward Air Solutions - Pool distribution	27.3	15.9	22.3	15.7	5.0	22.4
Intersegment eliminations	(1.0)	(0.6)	(0.7)	(0.5)	(0.3)	42.9
Consolidated operating revenue	171.6	100.0%	141.6	100.0%	30.0	21.2%

		Percent of		Percent of		Percent
	2014	Revenue	2013	Revenue	Change	Change
Purchased Transportation
Forward Air
Airport-to-airport	40.8	41.8%	36.7	40.5%	4.1	11.2%
Logistics services
Expedited full truckload - TLX	13.7	78.3	13.2	75.4	0.5	3.8
Intermodal/drayage	3.8	40.4	0.8	57.1	3.0	375.0
Other logistics	—	—	0.1	33.3	(0.1)	(100.0)
Total Logistics services	17.5	64.8	14.1	73.4	3.4	24.1
Other Forward Air services	2.5	26.3	1.8	28.6	0.7	38.9
Forward Air - Total purchased transportation	60.8	45.3	52.6	45.3	8.2	15.6
TQI - Pharmaceutical services	5.5	49.5	2.2	56.4	3.3	150.0
Forward Air Solutions - Pool distribution	8.1	29.7	6.8	30.5	1.3	19.1
Intersegment eliminations	(0.8)	80.0	(0.6)	85.7	(0.2)	33.3
Consolidated purchased transportation	73.6	42.9%	61.0	43.1%	12.6	20.7%

Three Months Ended March 31, 2014 compared to Three Months Ended March 31, 2013

Revenues

Operating revenue increased by $30.0 million, or 21.2%, to $171.6 million for the three months ended March 31, 2014 from $141.6 million in the same period of 2013.

Forward Air

Forward Air operating revenue increased $18.1 million, or 15.6%, to $134.2 million from $116.1 million, accounting for 78.2% of consolidated operating revenue for the three months ended March 31, 2014 compared to 82.0% for the same period in 2013.  Airport-to-airport revenue, which is the largest component of our consolidated operating revenue, increased $7.1 million, or 7.8%, to $97.7 million from $90.6 million, accounting for 72.8% of the segment’s operating revenue during the three months ended March 31, 2014 compared to 78.0% during the three months ended March 31, 2013.   The increase in revenue was attributable to higher tonnage net of a minor decrease in linehaul pricing and increased Complete and net fuel surcharge revenues. An 8.8% increase in tonnage, net of a 0.1% decrease in our base revenue per pound, excluding net fuel surcharge revenue and Complete revenue, accounted for $6.1 million of the increase in airport-to-airport revenue. Average base revenue per pound decreased only 0.1% as pricing attrition since our last general rate increase in 2012 was largely offset by a new general rate increase initiated at the beginning of March 2014.  The remaining increase in airport-to-airport revenue is the result of higher net fuel surcharge revenue and revenue from our Complete pick-up and delivery service.  Complete revenue increased $0.4 million, or 3.2%, during the three months ended March 31, 2014 compared to the same period of 2013.  The increase in Complete revenue was attributable to improved shipping volumes in our airport-to-airport network, net of a reduction in the attachment rate of Complete activity to linehaul shipments. Net fuel surcharge revenue increased $0.6 million and 7.6% during the three months ended March 31, 2014 compared to the same period in 2013. Net fuel surcharge revenue increased largely on improved airport-to-airport tonnage volumes.

Logistics revenue, which is primarily TLX and our intermodal and drayage services, increased $7.8 million, or 40.6%, to $27.0 million in the first quarter of 2014 from $19.2 million in the same period of 2013.  The increase in logistics revenue was attributable to a $8.0 million increase in intermodal and drayage revenue in conjunction with the acquisition of CST. TLX revenue remained flat during the three months ended March 31, 2014, compared to the same period in 2013, as an approximate 7.0% reduction in miles driven to support TLX revenue was mostly offset by an approximate 7.0% increase in TLX's average revenue per mile. Our other logistic services, which are primarily provided in the Midwest, decreased $0.2 million and 66.7% as these services were adversely impacted by the severe winter weather during the three months ended March 31, 2014.

Other revenue, which includes warehousing services and terminal handling, accounted for the final component of Forward Air operating revenue. Other revenue increased $3.2 million, or 50.8%, to $9.5 million in the first quarter of 2014 from $6.3 million in the same period of 2013. The increase in Forward Air other revenue was mainly attributable to increased warehousing and handling revenues associated with the acquisition of CST.

FASI

FASI operating revenue increased $5.0 million, or 22.4%, to $27.3 million for the three months ended March 31, 2014 from $22.3 million for the same period in 2013.  Approximately $4.1 million of the increase in revenue was attributable to new business wins, primarily from two new customers for which the new revenue streams began during February 2013 and April 2013. Another $0.8 million is attributable to revenue from new customers added since March 31, 2013. Remaining $0.1 million increase is the net volume increases from previously existing customers. In addition, during the first quarter of 2014, FASI instituted various rate increases with all of its customers.

TQI

TQI operating revenue increased to $11.1 million for the three months ended March 31, 2014 from $3.9 for the same period in 2013. Increase in operating revenue attributable to a full three months of revenue for the three months ended March 31, 2014 compared to only one month being included for the three months ended March 31, 2013. Similar to Forward Air, severe weather during the first quarter of 2014 adversely impacted TQI's operations.

Intercompany Eliminations

Intercompany eliminations increased $0.3 million, or 42.9%, to $1.0 million in the first quarter of 2014 from $0.7 million in the same period of 2013.   The intercompany eliminations are the result of truckload, airport-to-airport, and handling services provided between our segments for the three months ended March 31, 2014 and 2013.

Purchased Transportation

Purchased transportation increased by $12.6 million, or 20.7%, to $73.6 million in the first quarter of 2014 from $61.0 million in the same period of 2013.  As a percentage of total operating revenue, purchased transportation was 42.9% during the three months ended March 31, 2014 compared to 43.1% for the same period of 2013.

Forward Air

Forward Air’s purchased transportation increased by $8.2 million, or 15.6%, to $60.8 million for the three months ended March 31, 2014 from $52.6 million for the three months ended March 31, 2013. As a percentage of segment operating revenue, Forward Air purchased transportation was 45.3% during the three months ended March 31, 2014 and 2013.

Purchased transportation costs for our airport-to-airport network increased $4.1 million, or 11.2%, to $40.8 for the three months ended March 31, 2014 from $36.7 million for the three months ended March 31, 2013.  For the three months ended March 31, 2014, purchased transportation for our airport-to-airport network increased to 41.8% of airport-to-airport revenue from 40.5% for the same period in 2013.  The $4.1 million increase is mostly attributable to a 7.3% increase in miles driven by our network of owner-operators or third party transportation providers and a 5.6% increase in the cost per mile paid to our network of owner-operators or third party transportation providers.  The higher miles increased purchased transportation by $2.1 million while the higher cost per mile increased purchased transportation by $1.7 million.  Miles driven by our network of owner-operators or third party transportation providers and our cost per mile were adversely impacted by the severe winter weather experienced during the first quarter of 2014. The weather resulted in increased mileage and utilization of more costly third party transportation providers in order to maintain service levels. Further, due to weather induced strains on available capacity third party transportation providers were able to charge higher rates per mile. The remaining $0.3 million increase in airport-to-airport purchased transportation was attributable to increased third party transportation costs associated with the higher Complete revenue discussed above.

Purchased transportation costs for our logistics revenue increased $3.4 million, or 24.1%, to $17.5 million for the three months ended March 31, 2014 from $14.1 million for the three months ended March 31, 2013. For the three months ended March 31, 2014, logistics’ purchased transportation costs represented 64.8% of logistics revenue compared to 73.4% for the same period in 2013.  The increase in logistics’ purchased transportation in total dollars was mostly attributable to a $3.0 million increase in intermodal drayage purchased transportation in conjunction with the acquisition of CST. The decline in logistics' purchased transportation as a percentage of revenue was attributable to CST utilizing more Company-employed drivers and less owner-operators and third party transportation providers than our legacy Forward Air operations. TLX purchased transportation also increased $0.5 million and 3.8%.  Miles driven to support our TLX revenue decreased approximately 7.0% but our TLX cost per mile increased 11.0% during the three months ended March 31, 2014 compared to the same period in 2013.  TLX miles driven and cost per mile were also adversely impacted by the severe weather during the first quarter of 2014. Other logistics purchased transportation also declined $0.1 million on reduced volumes attributable to the severe weather.

Purchased transportation costs related to our other revenue increased $0.7 million, or 38.9%, to $2.5 million for the three months ended March 31, 2014 from $1.8 million for the three months ended March 31, 2013. Other purchased transportation costs as a percentage of other revenue decreased to 26.3% of other revenue for the three months ended March 31, 2014 from 28.6% for the same period in 2013.   Other purchased transportation decreased as a percentage of the associated revenue on increased warehousing and handling revenues associated with the acquisition of CST. These services have a lower associated purchased transportation cost.

FASI

FASI purchased transportation increased $1.3 million, or 19.1%, to $8.1 million for the three months ended March 31, 2014 from $6.8 million for the three months ended March 31, 2013.  FASI purchased transportation as a percentage of revenue was 29.7% for the three months ended March 31, 2014 compared to 30.5% for the three months ended March 31, 2013.  The majority of the increase in FASI purchased transportation in total dollars was attributable to the new business discussed above having an increased linehaul component which increased the utilization of owner-operators and third-party transportation providers. The decline in FASI purchased transportation as a percentage of revenue is attributable improved linehaul revenue as a result of the first quarter rate increases initiated by FASI during the first quarter of 2014.

TQI

TQI purchased transportation increased to $5.5 million for the three months ended March 31, 2014 from $2.2 million for the same period in 2013. TQI purchased transportation decreased to 49.5% of revenue for the three months ended March 31, 2014 from 56.4% of revenue for the three months ended March 31, 2014. The improvement in TQI purchased transportation as a percentage of revenue was largely due to increased utilization of less costly owner operators as opposed to third party transportation providers.

Intercompany Eliminations

Intercompany eliminations increased to $0.8 million for the three months ended March 31, 2014 from $0.6 million for the same period in 2013.  The intercompany eliminations are the result of truckload, airport-to-airport, and handling services provided between our segments for the three months ended March 31, 2014 and 2013.

Salaries, Wages, and Benefits

Salaries, wages and employee benefits increased by $7.5 million, or 22.1%, to $41.4 million in the first quarter of 2013 from $33.9 million in the same period of 2013.   As a percentage of total operating revenue, salaries, wages and employee benefits was 24.1% during the three months ended March 31, 2014 compared to 23.9% for the same period in 2013.

Forward Air

Salaries, wages and employee benefits of Forward Air increased by $5.1 million, or 20.3%, to $30.2 million in the first quarter of 2014 from $25.1 million in the same period of 2013.  Salaries, wages and employee benefits were 22.5% of Forward Air’s operating revenue in the first quarter of 2014 compared to 21.6% for the same period of 2013.  The increase in salaries, wages and employee benefits in total dollars and as a percentage of revenue was partially attributable to $2.7 million of salaries, wages and employee benefits from CST. CST salaries, wages and employee benefits, are higher as a percentage of revenue than our legacy Forward Air operations due to higher utilization of Company-employed drivers. The remaining $2.4 million increase is attributable to pre-existing Forward Air operations. Approximately $2.1 million of this increase was attributable to increased wages associated with with the higher revenue volumes discussed previously and 2013 cost of living adjustments. The remaining $0.3 million increase was due to higher health insurance claim activity for the three months ended March 31, 2014 compared to the same period in 2013.

FASI

FASI salaries, wages and employee benefits increased $1.1 million, or 13.4%, to $9.3 million for the three months ended March 31, 2014 compared to $8.2 million for the three months ended March 31, 2013.  As a percentage of FASI operating revenue, salaries, wages and benefits decreased to 34.1% for the three months ended March 31, 2014 compared to 36.8% for the same period in 2013.  The increase in salaries, wages and employee benefits in total dollars is largely due to higher wages and benefits which grew in conjunction with the revenue volume increases discussed previously. The decline as a percentage of revenue is largely attributable to improved terminal efficiency and leverage on fixed salaries and benefits as a result of the higher revenue volumes and customer rate increases initiated during the first quarter of 2014 as discussed above.

TQI

TQI salaries, wages and employee benefits were $1.9 million, or 17.1% of revenue, for the three months ended March 31, 2014 compared to $0.6 million, or 15.4% of revenue for the three months ended March 31, 2013. The increase in TQI salaries, wages and benefits in total dollars is mostly attributable to the timing of the TQI acquisition in March 2013. As a percentage of revenue, 0.6% of the increase was driven by severance payouts on the restructuring of TQI's administrative functions. The remaining 1.1% increase was attributable to the severe weather's impact on the efficiency of our Company-employed drivers and additional driver training costs as we work to increase our fleet size.

Operating Leases

Operating leases increased $1.2 million, or 16.9%, to $8.3 million for the three months ended March 31, 2014 from $7.1 million for the same period in 2013.  Operating leases, the largest component of which is facility rent, were 4.8% of consolidated operating revenue for the three months ended March 31, 2014 compared with 5.0% in the same period of 2013.

Forward Air

Operating leases increased $0.7 million, or 13.7%, to $5.8 million for the three months ended March 31, 2014 from $5.1 million for the same period in 2013.  Operating leases were 4.3% of Forward Air operating revenue for the three months ended March 31, 2014 compared with 4.4% in the same period of 2013.  Office and equipment rentals associated with CST accounted for $0.6 million of the increase in operating leases. The remaining $0.1 million was driven by increased trailer rentals associated with the higher volumes discussed previously.

FASI

Operating leases increased $0.5 million, or 25.0%, to $2.5 million for the three months ended March 31, 2014 from $2.0 million for the same period in 2013.  Operating leases were 9.1% of FASI operating revenue for the three months ended March 31, 2014 compared with 9.0% in the same period of 2013.   Operating leases increased on a $0.2 million increase in office rent and $0.3 million increase in truck rentals, both of which increased to accommodate the higher volumes discussed previously.

TQI

TQI incurred less than $0.1 million for operating leases as the only on-going lease activity is for the TQI corporate headquarters.

Depreciation and Amortization

Depreciation and amortization increased $1.8 million, or 34.6%, to $7.0 million for the three months ended March 31, 2014 from $5.2 million for the same period in 2013.  Depreciation and amortization was 4.1% of consolidated operating revenue for the three months ended March 31, 2014 compared with 3.7% for the same period in 2013.

Forward Air

Depreciation and amortization increased $1.1 million, or 28.9%, to $4.9 million in the first quarter of 2014 from $3.8 million in the same period of 2013.  Depreciation and amortization expense as a percentage of Forward Air operating revenue was 3.7% in the first quarter of 2014 compared to 3.3% in the same period of 2013.  CST depreciation on property and equipment of $0.1 million and amortization on acquired intangibles of $0.6 million accounted for $0.7 million of the increase in depreciation and amortization. The remaining $0.4 million increase was the result of new trailers and tractors purchased since the first quarter of 2013.

FASI

FASI depreciation and amortization increased $0.1 million, or 8.3%, to $1.3 million for the three months ended March 31, 2014 from $1.2 million for the same period of 2013.  Depreciation and amortization expense as a percentage of FASI operating revenue was 4.8% in the first quarter of 2014 compared to 5.4% in the same period of 2013. The increase in FASI depreciation in total dollars is attributable to conveyor and other terminal equipment purchased since March 31, 2013.

TQI

TQI depreciation and amortization increased $0.6 million to $0.8 million for the three months ended March 31, 2014 from $0.2 million for the same period of 2013.  Depreciation and amortization expense as a percentage of TQI operating revenue was 7.2% in the first quarter of 2014 compared to 5.1% in the same period of 2013. The increase in depreciation and amortization as a percentage of revenue is attributable to new trailers and tractors purchased for TQI since the acquisition in March 2013. The increase in depreciation and amortization as a percentage of revenue is also attributable to the adverse impact of weather on first quarter operating revenue.

Insurance and Claims

Insurance and claims expense increased $1.4 million, or 51.9%, to $4.1 million for the three months ended March 31, 2014 from $2.7 million for the three months ended March 31, 2013.  Insurance and claims were 2.4% of consolidated operating revenue for the three months ended March 31, 2014 compared with 1.9% for the same period in 2013.

Forward Air

Forward Air insurance and claims expense increased $1.2 million, or 63.2%, to $3.1 million for the three months ended March 31, 2014 from $1.9 million for the three months ended March 31, 2013.  Insurance and claims were 2.3% of operating revenue for the three months ended March 31, 2014 compared with 1.6% for the same period in 2013. Approximately $0.3 million of the increase was attributable to insurance and claims associated with CST. The remaining increase was attributable to a $0.3 million increase in reserves for vehicles accident claims, a $0.3 million increase in vehicle accident damage and $0.3 million increase in cargo claims. We increased our reserves for vehicle accident claims due to an unfavorable mediation settlement on a prior period accident. Cargo claims and vehicle accidents increased largely as a result of the severe weather during the first quarter of 2014.

FASI

FASI insurance and claims expense increased $0.1 million, or 14.3%, to $0.8 million for the three months ended March 31, 2014 from $0.7 million for the three months ended March 31, 2013.   FASI insurance and claims were 2.9% of operating revenue for the three months ended March 31, 2014 compared with 3.1% for the same period in 2013. The increase in FASI insurance and claims in total dollars was attributable to a $0.1 million increase in accident damage repairs.

TQI

TQI insurance and claims increased $0.1 million to $0.2 million for the three months ended March 31, 2014 from $0.1 million for the same period of 2013.  Insurance and claims expense as a percentage of TQI operating revenue was 1.8% in the first quarter of 2014 compared to 2.6% in the same period of 2013. Increase in TQI insurance and claims was attributable to a full three months of insurance costs during the first quarter of 2014 compared to only one month during the first quarter of 2013.

Fuel Expense

Fuel expense increased $1.8 million, or 60.0%, to $4.8 million in the first quarter of 2014 from $3.0 million in the same period of 2013.  Fuel expense was 2.8% of consolidated operating revenue for the three months ended March 31, 2014 compared with 2.1% for the same period in 2013.

Forward Air

Fuel expense increased $0.9 million, or 90.0%, to $1.9 million in the first quarter of 2014 from $1.0 million for the same period in 2013.  Fuel expense was 1.4% of Forward Air operating revenue in the first quarter of 2014 compared with 0.9% in the same period of 2013. Approximately $0.8 million was attributable to fuel expense associated with CST.

FASI

FASI fuel expense increased $0.1 million, or 6.3%, to $1.7 million for the first quarter of 2014 from $1.6 million in the same period of 2013.  Fuel expenses were 6.2% of FASI operating revenue in the first quarter of 2014 compared to 7.2% in the first quarter of 2013.  FASI fuel expenses grew on increased mileage associated with the higher revenue volumes partially offset by increased utilization of owner-operators and third party transportation providers as opposed to Company-owned or leased equipment.

TQI

TQI fuel expense increased $0.8 million to $1.2 million for the three months ended March 31, 2014 from $0.4 million for the same period of 2013.  Fuel expense as a percentage of TQI operating revenue was 10.8% in the first quarter of 2014 compared to 10.3% in the same period of 2013. Increase in TQI fuel expense was attributable to a full three months of fuel expense during the first quarter of 2014 compared to only one month during the first quarter of 2013. The 0.5% increase as percentage of revenue was attributable to the impact of severe weather on our operations during the first quarter of 2014.

Other Operating Expenses

Other operating expenses increased $3.2 million, or 24.8%, to $16.1 million in the first quarter of 2014 from $12.9 million in the same period of 2013.  Other operating expenses were 9.4% of consolidated operating revenue for the three months ended March 31, 2014 compared with 9.1% in the same period of 2013.

Forward Air

Other operating expenses increased $1.9 million, or 18.6%, to $12.1 million during the three months ended March 31, 2014 from $10.2 million in the same period of 2013.  Other operating expenses were 9.0% of Forward Air operating revenue in the first quarter of 2014 compared to 8.8% in the same period of 2013.  Approximately $1.6 million of the increase in total dollars was attributable to other operating expenses associated with CST. The remaining increase in total dollars was attributable to increased variable costs, such as vehicle maintenance and dock and terminal supplies which increased in conjunction with the volume increases discussed previously. Prior to CST costs, the improvement in other operating expenses as a percentage of revenue is attributable to the three months ended March 31, 2013, including $0.3 million for a national corporate meeting and $0.3 million of additional bad debt expense for specific account reserves. The three months ended March 31, 2014 and 2013 both included $0.9 million of transactions costs incurred for the acquisitions of CST and TQI.

FASI

FASI other operating expenses increased $1.0 million, or 38.5%, to $3.6 million for the three months ended March 31, 2014 compared to $2.6 million for the same period in 2013.  FASI other operating expenses for the first quarter of 2014 were 13.2% of the segment’s operating revenue compared to 11.6% for the same period in 2013.  The increase in FASI's other operating expenses as a percentage of revenue and in terms of total dollars, was mostly driven by a $0.8 million increase in agent station costs. We opened additional agent stations to service the new business initiated during February and April 2013. The remaining $0.2 million increase is attributable to higher variable terminal and maintenance costs which increased in conjunction with the increased revenue volumes discussed previously.

TQI

TQI other operating expenses increased $0.4 million to $0.6 million for the three months ended March 31, 2014 from $0.2 million for the same period of 2013.  Other operating expenses as a percentage of TQI operating revenue was 5.4% in the first quarter of 2014 compared to 5.1% in the same period of 2013. Increase in TQI other operating expenses was attributable to a full three months of expense during the first quarter of 2014 compared to only one month during the first quarter of 2013. The 0.3% increase as percentage of revenue was attributable to the impact of severe weather on the revenue for the first quarter of 2014.

Intercompany Eliminations

Intercompany eliminations increased by $0.1 million to $0.2 million for the first quarter of 2014 compared to $0.1 million for the same period of 2013.   These intercompany eliminations are the result of handling services Forward Air and FASI provided each other during the three months ended March 31, 2014 and 2013.

Results from Operations

Income from operations increased by $0.5 million, or 3.2%, to $16.3 million for the first quarter of 2014 compared to $15.8 million in the same period of 2013. Income from operations was 9.5% of consolidated operating revenue for the three months ended March 31, 2014 compared with 11.2% in the same period of 2013.

Forward Air

Income from operations decreased by $1.0 million, or 6.1%, to $15.4 million for the first quarter of 2014 compared with $16.4 million for the same period in 2013.  Income from operations as a percentage of Forward Air operating revenue was 11.5% for the three months ended March 31, 2014 compared with 14.1% in the same period of 2013.  The deterioration in income from operations was primarily the result of the impact of severe weather on our operations during the first quarter of 2014.

FASI

FASI’s results from operations improved $0.8 million for the three months ended March 31, 2014 from a $0.8 million loss during the three months ended March 31, 2013.  The improvement in operating performance is largely attributable to the significant increase in revenue during the three months ended March 31, 2014 compared to the same period in 2013. Revenues increased due to new business wins and customer rate increases.

TQI

Income from operations increased by $0.7 million to $0.9 million for the first quarter of 2014 compared with $0.2 million for the same period in 2013.  Income from operations as a percentage of TQI's operating revenue was 8.1% for the three months ended March 31, 2014 compared with 5.1% in the same period of 2013. Improvement in income from operations in total dollars and as percentage of revenue was attributable to the inclusion of three months of operations in the first quarter of 2014 compared to only one month in the first quarter of 2013. Also contributing to the improvement was our increased utilization of owner operators as opposed to more costly third party transportation providers. These improvements were partially offset by the impact of severe weather on our operations during the first quarter of 2014.

Interest Expense

Interest expense was $0.1 million for the three months ended March 31, 2014 and 2013.

Other, net

Other, net of $0.1 million for the three months ended March 31, 2014, primarily represents unrealized gains on trading securities held.

Income Taxes

The combined federal and state effective tax rate for the first quarter of 2013 was 37.3% compared to a rate of 30.8% for the same period in 2013.  The increase in our effective tax rate was primarily due to 2013 benefiting from a retroactive reinstatement of alternative fuel tax credits for 2012 and higher benefits from disqualified dispositions by employees of previously non-deductible incentive stock options.

Net Income

As a result of the foregoing factors, net income decreased by $0.7 million, or 6.4%, to $10.2 million for the first quarter of 2014 compared to $10.9 million for the same period in 2013.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”).  The preparation of financial statements in accordance with GAAP requires our management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes.  Our estimates and assumptions are based on historical experience and changes in the business environment.  However, actual results may differ from estimates under different conditions, sometimes materially.  Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results and require management’s most subjective judgments.  A summary of significant accounting policies is disclosed in Note 1 to the Consolidated Financial Statements included in our 2013 Annual Report on Form 10-K. Our critical accounting policies are further described under the caption “Discussion of Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2013 Annual Report on Form 10-K.

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital expenditures, with cash flows from operations and borrowings under our bank lines of credit. Net cash provided by operating activities totaled approximately $20.0 million for the three months ended March 31, 2014 compared to approximately $20.6 million for the three months ended March 31, 2013. The $0.6 million decrease in cash provided by operating activities is mainly attributable to a $2.0 million increase in net earnings after consideration of non-cash items and a $7.9 million decrease in cash used to fund accounts payable and prepaid assets, net of a $10.5 million decrease in cash collected from accounts receivable. Improvement in cash used for accounts payable and prepaid assets is largely due to reduced estimated income tax prepayments in relation to current tax expense.

Net cash used in investing activities was approximately $102.5 million for the three months ended March 31, 2014 compared with approximately $57.3 million used in investing activities during the three months ended March 31, 2013. Investing activities during the three months ended March 31, 2014 consisted primarily of $83.0 million used to acquire CST and net capital expenditures of $19.5 million primarily for new trailers, vehicles and forklifts to replace aging units.  Investing activities during the three months ended March 31, 2013 consisted primarily of $45.2 million used to acquire TQI and net capital expenditures of $12.0 primarily for new trailers, vehicles and forklifts to replace aging units.The proceeds from disposal of property and equipment during the three months ended March 31, 2014 and 2013 were primarily from sales of older trailers and vehicles.

Net cash used in financing activities totaled approximately $3.8 million for the three months ended March 31, 2014 compared with $3.9 million for the three months ended March 31, 2013.  Changes in cash from financing activities were mainly a $10.7 million decrease in payments on debt and capital leases largely offset by a $9.9 million decline in cash from stock option exercises and settlement of taxes on vesting of restricted stock and a $0.8 million increase in dividends paid. Payments on debt and capital leases decreased as the result of lower debt assumed and settled with the acquisition of CST as compared to TQI. Dividends increased on new shares issued through stock option exercises and during the first quarter of 2014 and our Board of the Directors increasing the quarterly cash dividend from $0.10 per share to $0.12 per share.

In February 2012, we entered into a $150.0 million credit facility. This facility has a term of five years and matures in February 2017. Interest rates for advances under the facility are LIBOR plus 1.1% based upon covenants related to total indebtedness to earnings (1.3% at March 31, 2014). The agreement contains certain covenants and restrictions related to new indebtedness, investment types and dispositions of property. None of the covenants are expected to significantly affect our operations or ability to pay dividends. No assets are pledged as collateral against the credit facility. As of March 31, 2014, we had no borrowings outstanding under the credit facility. At March 31, 2014, we had utilized $9.4 million of availability for outstanding letters of credit and had $140.6 million of available borrowing capacity under this credit facility.

On February 7, 2014, our Board of Directors approved a new stock repurchase authorization for up to two million shares of the our common stock. No shares were repurchased during the three months ended March 31, 2014.

During the first quarter of 2013, our Board of Directors declared a cash dividend of $0.10 per share.  During the first quarter of 2014, our Board of Directors declared a cash dividend of $0.12 per share.  We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by our Board of Directors.

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

Our exposure to market risk related to our outstanding debt is not significant and has not changed materially since December 31, 2013.

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

The SEC's general guidance permits the exclusion of an assessment of the effectiveness of a registrant's disclosure controls and procedures as they relate to its internal controls over financial reporting for an acquired business during the first year following such acquisition, if among other circumstances and factors there is not adequate time between the acquisition date and the date of assessment. As previously disclosed, the Company completed its acquisition of Central States Trucking Company and Central States Logistics, Inc. (collectively referred to as “CST”) on February 2, 2014. CST represents approximately 18.8% percent of the Company's total assets as of March 31, 2014. Management's assessment and conclusion on the effectiveness of the Company's disclosure controls and procedures as of March 31, 2014 excluded an assessment of the internal control over financial reporting of CST.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three months ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A summary of factors which could affect results and cause results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf, are further described under the caption “Risk Factors” in the Business portion of our 2013 Annual Report on Form 10-K. There have been no changes in the nature of these factors since December 31, 2013.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered purchases of shares of our common stock during the three months ended March 31, 2014.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

In accordance with SEC Release No. 33-8212, Exhibits 32.1 and 32.2 are to be treated as “accompanying” this report rather than “filed” as part of the report.

No.	Exhibit
3.1
Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999 (File No. 0-22490))

3.2
Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3-1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 6, 2009 (File No. 0-22490))

4.1
Form of Forward Air Corporation Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998 (File No. 0-22490))

10.1
Stock Purchase Agreement dated January 23, 2014, by and among Forward Air Corporation, Central States Trucking Co., Central States Logistics, Inc., Central States, Inc., and the stockholders of Central States, Inc. (incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2014 (File No. 0-22490))

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

Forward Air Corporation
Date: April 25, 2014	By:	/s/ Rodney L. Bell
Rodney L. Bell Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer)

By:	/s/ Michael P. McLean
Michael P. McLean Chief Accounting Officer, Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

No.	Exhibit
3.1
Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999 (File No. 0-22490))

3.2
Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3-1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 6, 2009 (File No. 0-22490))

4.1
Form of Forward Air Corporation Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998 (File No. 0-22490))

10.1
Stock Purchase Agreement dated January 23, 2014, by and among Forward Air Corporation, Central States Trucking Co., Central States Logistics, Inc., Central States, Inc., and the stockholders of Central States, Inc. (incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2014 (File No. 0-22490))

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