Form 10-Q
period 2014-06-30
FORWARD AIR CORP
filed 2014-07-25
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2014
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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of July 21, 2014 was 30,832,238.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited).

Forward Air Corporation
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)
(Unaudited)
	June 30, 2014	December 31, 2013
Assets
Current assets:
Cash	$24,943	$127,367
Accounts receivable, less allowance of $2,103 in 2014 and $1,919 in 2013	97,560	76,500
Other current assets	14,655	16,493
Total current assets	137,158	220,360

Property and equipment	303,449	271,050
Less accumulated depreciation and amortization	124,068	116,287
Total property and equipment, net	179,381	154,763
Goodwill and other acquired intangibles:
Goodwill	138,839	88,496
Other acquired intangibles, net of accumulated amortization of $35,970 in 2014 and $31,790 in 2013	74,560	40,110
Total net goodwill and other acquired intangibles	213,399	128,606
Other assets	2,551	2,540
Total assets	$532,489	$506,269

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$21,421	$16,267
Accrued expenses	21,956	18,275
Current portion of debt and capital lease obligations	294	69
Total current liabilities	43,671	34,611

Long-term debt and capital lease obligations, less current portion	1,415	3
Other long-term liabilities	7,729	8,940
Deferred income taxes	29,013	26,850

Shareholders’ equity:
Preferred stock	—	—
Common stock, $0.01 par value: Authorized shares - 50,000,000, Issued and outstanding shares - 30,628,678 in 2014 and 30,522,079 in 2013	306	305
Additional paid-in capital	123,688	107,726
Retained earnings	326,667	327,834
Total shareholders’ equity	450,661	435,865
Total liabilities and shareholders’ equity	$532,489	$506,269

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Operating revenue	$193,852	$159,804	$365,420	$301,364

Operating expenses:
Purchased transportation	82,834	70,253	156,385	131,252
Salaries, wages and employee benefits	44,391	36,031	85,813	69,983
Operating leases	8,165	6,888	16,516	13,932
Depreciation and amortization	7,751	5,971	14,764	11,157
Insurance and claims	3,104	3,215	7,231	5,874
Fuel expense	5,172	3,656	9,977	6,664
Other operating expenses	14,840	11,285	30,868	24,207
Total operating expenses	166,257	137,299	321,554	263,069
Income from operations	27,595	22,505	43,866	38,295

Other income (expense):
Interest expense	(101)	(128)	(183)	(256)
Other, net	112	14	198	45
Total other income (expense)	11	(114)	15	(211)
Income before income taxes	27,606	22,391	43,881	38,084
Income taxes	10,428	8,560	16,502	13,399
Net income and comprehensive income	$17,178	$13,831	$27,379	$24,685

Net income per share:
Basic	$0.56	$0.46	$0.89	$0.83
Diluted	$0.55	$0.45	$0.87	$0.81
Weighted average shares outstanding:
Basic	30,925	30,161	30,834	29,838
Diluted	31,408	30,736	31,364	30,477

Dividends per share:	$0.12	$0.10	$0.24	$0.20

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended
	June 30, 2014	June 30, 2013

Operating activities:
Net income	$27,379	$24,685
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	14,764	11,157
Share-based compensation	3,329	3,094
Gain on disposal of property and equipment	(112)	(283)
Provision for (recovery) loss on receivables	(85)	290
Provision for revenue adjustments	1,250	1,126
Deferred income tax	1,573	2,936
Excess tax benefit for stock options exercised	(907)	(2,870)
Changes in operating assets and liabilities
Accounts receivable	(12,727)	3,196
Prepaid expenses and other current assets	(2,429)	(2,090)
Accounts payable and accrued expenses	7,180	(3,991)
Net cash provided by operating activities	39,215	37,250

Investing activities:
Proceeds from disposal of property and equipment	462	1,048
Purchases of property and equipment	(33,420)	(27,994)
Acquisition of business, net of cash acquired	(82,998)	(45,328)
Other	(193)	(60)
Net cash used in investing activities	(116,149)	(72,334)

Financing activities:
Payments of debt and capital lease obligations	(9,578)	(20,303)
Proceeds from exercise of stock options	11,580	28,179
Payments of cash dividends	(7,479)	(6,014)
Repurchase of common stock (repurchase program)	(19,985)	—
Common stock issued under employee stock purchase plan	148	137
Cash settlement of share-based awards for minimum tax withholdings	(1,083)	(866)
Excess tax benefit for stock options exercised	907	2,870
Net cash (used in) provided by financing activities	(25,490)	4,003
Net decrease in cash	(102,424)	(31,081)
Cash at beginning of period	127,367	112,182
Cash at end of period	$24,943	$81,101

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2014

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

TQI is a provider of high security and temperature-controlled logistics services, primarily truckload services, to the pharmaceutical and life science industries. In addition to core pharmaceutical services, TQI provides truckload and less-than-truckload brokerage transportation services.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company’s operating results are subject to seasonal trends when measured on a quarterly basis; therefore operating results for the three and six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and notes thereto included in the Forward Air Corporation Annual Report on Form 10-K for the year ended December 31, 2013.

The accompanying unaudited condensed consolidated financial statements of the Company include Forward Air Corporation and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

2.    Recent Accounting Pronouncements

In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2016 (early adoption is not permitted). The guidance permits the use of either a retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently evaluating the impact of the amended guidance on our consolidated financial position, results of operations and related disclosures.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2014

3.    Acquisitions and Goodwill

Acquisition of CST

On February 2, 2014, the Company acquired all of the outstanding capital stock of Central States Trucking Company and Central States Logistics, Inc. (collectively referred to as “CST”). Pursuant to the terms of the Agreement and concurrently with the execution of the Agreement, the Company acquired all of the outstanding capital stock of CST in exchange for $82,998 in net cash and $11,215 in assumed debt. The assumed debt was immediately paid in full after funding of the acquisition. The acquisition and settlement of the assumed debt were funded using the Company's cash on hand. Under the purchase agreement, $10,000 of the purchase price was paid into an escrow account to protect the Company against potential unknown liabilities. The amount held in escrow will be remitted to the sellers on February 2, 2015.
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
The Company incurred total transaction costs related to the acquisition of approximately $866, which were expensed during the six months ended June 30, 2014, in accordance with U.S. GAAP. These transaction costs were primarily included in "Other operating expenses" in the consolidated statements of comprehensive income.
The assets, liabilities, and operating results of CST have been included in the Company's consolidated financial statements from the date of acquisition and have been assigned to the Forward Air reportable segment. The results of CST reflected in the Company's consolidated statements of comprehensive income for the three and six months ended June 30, 2014 from the date of acquisition (February 2, 2014) are as follows (in thousands, except per share data):

	Three months ended June 30, 2014	February 2, 2014 to June 30, 2014
Operating revenue	$18,072	$28,875
Operating income	2,284	2,286
Net income	1,388	1,381
Net income per share
Basic	$0.04	$0.04
Diluted	$0.04	$0.04
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
June 30, 2014

fourth quarter of 2013. If TQI's 2014 EBITDA performance does exceed the goals established by the Agreement, the final value of the liability could be significantly higher than the liability the Company has currently recorded.
The Company incurred total transaction costs related to the acquisition of approximately $943, which was expensed during the six months ended June 30, 2013, in accordance with U.S. GAAP. These transaction costs were primarily included in "Other operating expenses" in the consolidated statements of comprehensive income.
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
The assets, liabilities, and operating results of TQI have been included in the Company's consolidated financial statements from the date of acquisition and have been assigned to the TQI reportable segment. The results of TQI reflected in the Company's consolidated statements of comprehensive income for the three and six months ended June 30, 2013 from the date of acquisition (March 4, 2013) are as follows (in thousands, except per share data):

	Three months ended June 30, 2013	March 4, 2013 to June 30, 2013
Operating revenue	$12,196	$16,114
Operating income	806	1,001
Net income	505	633
Net income per share
Basic	$0.02	$0.02
Diluted	$0.02	$0.02
Allocations of Purchase Prices
The following table presents the allocations of the CST and TQI purchase prices to the assets acquired and liabilities assumed based on their estimated fair values and resulting residual goodwill (in thousands):

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2014

	CST	TQI
	February 2, 2014	March 4, 2013
Tangible assets:
Accounts receivable	$9,498	$5,639
Prepaid expenses and other current assets	101	1,093
Property and equipment	2,132	5,103
Other assets	35	728
Deferred income taxes	—	947
Total tangible assets	11,766	13,510
Intangible assets:
Non-compete agreements	930	470
Trade name	500	1,000
Customer relationships	37,200	22,300
Goodwill	50,343	45,164
Total intangible assets	88,973	68,934
Total assets acquired	100,739	82,444

Liabilities assumed:
Current liabilities	6,526	4,725
Other liabilities	—	1,735
Debt and capital lease obligations	11,215	20,113
Deferred income taxes	—	10,543
Total liabilities assumed	17,741	37,116
Net assets acquired	$82,998	$45,328
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
June 30, 2014

Pro forma
The following unaudited pro forma information presents a summary of the Company's consolidated results of operations as if the CST and TQI acquisitions occurred as of January 1, 2013 (in thousands, except per share data).

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Operating revenue	$193,852	$176,379	$370,509	$341,099
Income from operations	27,595	24,583	44,071	42,496
Net income	17,178	15,117	27,506	27,285
Net income per share
Basic	$0.56	$0.50	$0.89	$0.91
Diluted	$0.55	$0.49	$0.88	$0.90
Goodwill
The following is a summary of the changes in goodwill for the six months ended June 30, 2014. All goodwill, except the goodwill assigned to TQI, is deductible for tax purposes.

	Forward Air		FASI		TQI		Total
		Accumulated		Accumulated		Accumulated
	Goodwill	Impairment	Goodwill	Impairment	Goodwill	Impairment	Net
Beginning balance, December 31, 2013	$37,926	$—	$12,359	$(6,953)	$45,164	$—	$88,496
CST acquisition	50,343	—	—	—	—	—	50,343
Ending balance, June 30, 2014	$88,269	$—	$12,359	$(6,953)	$45,164	$—	$138,839
The Company conducted its annual impairment assessments and tests of goodwill for each reporting unit as of June 30, 2014 and no impairment charges were required.  The first step of the goodwill impairment test is the Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the reporting unit's carrying amount, including goodwill. When performing the qualitative assessment, the Company considers the impact of factors including, but not limited to, macroeconomic and industry conditions, overall financial performance of each reporting unit, litigation and new legislation. If based on the qualitative assessments, the Company believes it more likely than not that the fair value of a reporting unit is less than the reporting unit's carrying amount, or periodically as deemed appropriate by management, the Company will prepare an estimation of the respective reporting unit's fair value utilizing a quantitative approach.  If a quantitative fair value estimation is required, the Company calculates the fair value of the applicable reportable units, using a combination of discounted projected cash flows and market valuations for comparable companies as of the valuation date.  The Company's inputs into the fair value calculations for goodwill are classified within level 3 of the fair value hierarchy as defined in the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“the FASB Codification”). If this estimation of fair value indicates that impairment potentially exists, the Company will then measure the amount of the impairment, if any.  Goodwill impairment exists when the calculated implied fair value of goodwill is less than its carrying value.  Changes in strategy or market conditions could significantly impact these fair value estimates and require adjustments to recorded asset balances.

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
June 30, 2014

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

Employee Activity - Stock Options

Stock option grants to employees generally expire seven years from the grant date and typically vest ratably over a three-year period.  The Company used the Black-Scholes option-pricing model to estimate the grant-date fair value of options granted.  The weighted-average fair value of options granted and assumptions used to calculate their fair value during the three and six months ended June 30, 2014 and 2013 were as follows:

	Three months ended
	June 30, 2014	June 30, 2013
Expected dividend yield	1.2%	—
Expected stock price volatility	31.6%	—
Weighted average risk-free interest rate	1.5%	—
Expected life of options (years)	4.5	—
Weighted average grant date fair value	$11	—

	Six months ended
	June 30, 2014	June 30, 2013
Expected dividend yield	1.2%	1.2%
Expected stock price volatility	38.8%	43.7%
Weighted average risk-free interest rate	1.6%	0.9%
Expected life of options (years)	5.3	5.3
Weighted average grant date fair value	$14	$13

The following tables summarize the Company’s employee stock option activity and related information:

	Three months ended June 30, 2014
				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Options	Exercise	Value	Contractual
	(000)	Price	(000)	Term
Outstanding at March 31, 2014	1,474	$28
Granted	10	45
Exercised	(53)	29
Forfeited	—	—
Outstanding at June 30, 2014	1,431	$28	$23,931	2.6
Exercisable at June 30, 2014	1,224	$26	$22,942	2.0

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2014

	Three months ended
	June 30, 2014	June 30, 2013
Shared-based compensation for options	$331	$324
Tax benefit for option compensation	$126	$122
Unrecognized compensation cost for options, net of estimated forfeitures	$2,314	$2,164

	Six months ended June 30, 2014
				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Options	Exercise	Value	Contractual
	(000)	Price	(000)	Term
Outstanding at December 31, 2013	1,732	$27
Granted	101	43
Exercised	(394)	28
Forfeited	(8)	38
Outstanding at June 30, 2014	1,431	$28	$23,931	2.6
Exercisable at June 30, 2014	1,224	$26	$22,942	2.0

	Six months ended
	June 30, 2014	June 30, 2013
Shared-based compensation for options	$646	$747
Tax benefit for option compensation	$246	$258
Unrecognized compensation cost for options, net of estimated forfeitures	$2,314	$2,164

Employee Activity - Non-vested Shares

Non-vested share grants to employees vest ratably over a three-year period.  The non-vested shares’ fair values were estimated using closing market prices on the day of grant. The following tables summarize the Company’s employee non-vested share activity and related information:

	Three months ended June 30, 2014
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at March 31, 2014	190	$40
Granted	—	—
Vested	(1)	43
Forfeited	—	—
Outstanding and non-vested at June 30, 2014	189	$40	$7,559

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2014

	Three months ended
	June 30, 2014	June 30, 2013
Shared-based compensation for non-vested shares	$895	$765
Tax benefit for non-vested share compensation	$341	$292
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$6,087	$5,338

	Six months ended June 30, 2014
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2013	186	$35
Granted	97	42
Vested	(94)	43
Forfeited	—	—
Outstanding and non-vested at June 30, 2014	189	$40	$7,559

	Six months ended
	June 30, 2014	June 30, 2013
Shared-based compensation for non-vested shares	$1,820	$1,508
Tax benefit for non-vested share compensation	$693	$576
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$6,087	$5,338

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

	Six months ended
	June 30, 2014	June 30, 2013
Expected stock price volatility	32.5%	34.5%
Weighted average risk-free interest rate	0.7%	0.4%

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2014

The following tables summarize the Company’s employee performance share activity, assuming median share awards, and related information:

	Three months ended June 30, 2014
		Weighted-	Aggregate
	Performance	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at March 31, 2014	74	$44
Granted	—	—
Additional shares awarded based on performance	—	—
Vested	—	—
Outstanding and non-vested at June 30, 2014	74	$44	$3,279

	Three months ended
	June 30, 2014	June 30, 2013
Shared-based compensation for performance shares	$272	$272
Tax benefit for performance share compensation	$104	$104
Unrecognized compensation cost for performance shares, net of estimated forfeitures	$1,775	$1,740

	Six months ended June 30, 2014
		Weighted-	Aggregate
	Performance	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2013	88	$37
Granted	23	48
Additional shares awarded based on performance	19	30
Vested	(56)	30
Outstanding and non-vested at June 30, 2014	74	$44	$3,279

	Six months ended
	June 30, 2014	June 30, 2013
Shared-based compensation for performance shares	$547	$505
Tax benefit for performance share compensation	$209	$193
Unrecognized compensation cost for performance shares, net of estimated forfeitures	$1,775	$1,740

Employee Activity - Employee Stock Purchase Plan

Under the 2005 Employee Stock Purchase Plan (the “ESPP”), which has been approved by shareholders, the Company is authorized to issue up to a remaining 408,508 shares of common stock to employees of the Company. These shares may be issued at a price equal to 90% of the lesser of the market value on the first day or the last day of each six-month purchase period. Common stock purchases are paid for through periodic payroll deductions and/or up to two large lump sum contributions. For the six months

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2014

ended June 30, 2014, participants under the plan purchased 3,814 shares at an average price of $38.88 per share. For the six months ended June 30, 2013, participants under the plan purchased 4,241 shares at an average price of $32.34 per share. The weighted-average fair value of each purchase right under the ESPP granted for the six months ended June 30, 2014, which is equal to the discount from the market value of the common stock at the end of each six month purchase period, was $8.97 per share. The weighted-average fair value of each purchase right under the ESPP granted for the six months ended June 30, 2013, which is equal to the discount from the market value of the common stock at the end of each six month purchase period, was $5.94 per share. Share-based compensation expense of $35 and $26 was recognized during the six months ended June 30, 2014 and 2013, respectively.

Non-employee Director Activity - Non-vested Shares

Grants of non-vested shares to non-employee directors vest ratably over the elected term to the Board of Directors, or approximately one year.  The following tables summarize the Company’s non-employee non-vested share activity and related information:

	Three months ended June 30, 2014
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at March 31, 2014	15	$38
Granted	14	43
Vested	(15)	38
Outstanding and non-vested at June 30, 2014	14	$43	$602

	Three months ended
	June 30, 2014	June 30, 2013
Shared-based compensation for non-vested shares	$144	$151
Tax benefit for non-vested share compensation	$55	$58
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$515	$476

	Six months ended June 30, 2014
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2013	15	$38
Granted	14	43
Vested	(15)	38
Outstanding and non-vested at June 30, 2014	14	$43	$602

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2014

	Six months ended
	June 30, 2014	June 30, 2013
Shared-based compensation for non-vested shares	$281	$308
Tax benefit for non-vested share compensation	$107	$118
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$515	$476

Non-employee Director Activity - Stock Options

In addition to the above activity, each May from 1995 to 2005 options were granted to the non-employee directors of the Company.  The options have terms of ten years and are fully exercisable.  At June 30, 2014, 7,500 options were outstanding and will expire May 2015.  At June 30, 2014, the weighted average exercise price per share and remaining contractual term for the outstanding options of non-employee directors were $26 and 0.9 years, respectively.

5.    Senior Credit Facility

In February 2012, the Company entered into a $150,000 credit facility. This facility has a term of five years and matures in February 2017. The Company entered into this larger credit facility in order to fund potential acquisitions, the repurchase of its common stock and the financing of other general business purposes. Interest rates for advances under the facility are LIBOR plus 1.1% based upon covenants related to total indebtedness to earnings (1.3% at June 30, 2014). The agreement contains certain covenants and restrictions, none of which are expected to significantly affect the Company's operations or ability to pay dividends. No assets are pledged as collateral against the credit facility. As of June 30, 2014, the Company had no borrowings outstanding under the senior credit facility. At June 30, 2014, the Company had utilized $9,749 of availability for outstanding letters of credit and had $140,251 of available borrowing capacity outstanding under the senior credit facility.

6.    Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three months ended		Six months ended
	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Numerator:
Numerator for basic and diluted income per share - net income	$17,178	$13,831	$27,379	$24,685
Denominator (in thousands):
Denominator for basic income per share - weighted-average shares	30,925	30,161	30,834	29,838
Effect of dilutive stock options (in thousands)	411	476	438	537
Effect of dilutive performance shares (in thousands)	31	9	43	6
Effect of dilutive non-vested shares and deferred stock units (in thousands)	41	90	49	96
Denominator for diluted income per share - adjusted weighted-average shares	31,408	30,736	31,364	30,477
Basic net income per share	$0.56	$0.46	$0.89	$0.83
Diluted net income per share	$0.55	$0.45	$0.87	$0.81

The number of instruments that could potentially dilute net income per basic share in the future, but that were not included in the computation of net income per diluted share because to do so would have been anti-dilutive for the periods presented, are as follows:

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2014

	June 30, 2014	June 30, 2013
Anti-dilutive stock options (in thousands)	182	176
Anti-dilutive performance shares (in thousands)	19	—
Total anti-dilutive shares (in thousands)	201	176

7.    Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states and Canada. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2009.

For the three and six months ended June 30, 2014 and 2013, the effective income tax rates varied from the statutory federal income tax rate of 35.0%, primarily as a result of the effect of state income taxes, net of the federal benefit, and permanent differences between book and tax net income. The combined federal and state effective tax rate for the six months ended June 30, 2014 was 37.6% compared to a rate of 35.2% for the same period in 2013.  The increase in the effective tax rate was primarily due to 2013 benefiting from a retroactive reinstatement of alternative fuel tax credits for 2012 and higher benefits obtained from disqualified dispositions by employees of previously non-deductible incentive stock options.

8.    Financial Instruments

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

	June 30, 2014
	Carrying Value	Fair Value
Capital leases	$1,709	$1,744

The Company's fair value calculations for the above financial instruments are classified within level 3 of the fair value hierarchy.

9.    Shareholders' Equity

During each quarter of 2013, the Company's Board of Directors declared a cash dividend of $0.10 per share of common stock. During the first and second quarters of 2014 , the Company's Board of Directors declared a cash dividend of $0.12 per share of common stock. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

On February 7, 2014, our Board of Directors approved a new stock repurchase authorization for up to two million shares of our common stock. During the three months ended June 30, 2014, we repurchased 446,986 for $19,985, or $44.71 per share. As of June 30, 2014, 1,553,014 shares remain that may be repurchased.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2014

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

11.    Segment Reporting

The Company operates in three reportable segments based on information available to and used by the chief operating decision maker.  Forward Air provides time-definite transportation and logistics services to the deferred air freight market.  FASI provides pool distribution services primarily to regional and national distributors and retailers. TQI is a provider of high security and temperature-controlled logistics services, primarily truckload services, to the pharmaceutical and life science industries. The assets, liabilities, and operating results of our most recent acquisition, CST, have been assigned to the Forward Air reportable segment.

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

The following tables summarize segment information about net income (loss) and assets used by the chief operating decision maker of the Company in making decisions regarding allocation of assets and resources as of and for the three and six months ended June 30, 2014 and 2013.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2014

	Three months ended June 30, 2014
	Forward Air	FASI	TQI	Eliminations	Consolidated
External revenues	$153,457	$26,798	$13,597	$—	$193,852
Intersegment revenues	810	137	84	(1,031)	—
Depreciation and amortization	5,365	1,449	937	—	7,751
Share-based compensation expense	1,613	43	21	—	1,677
Interest expense	129	1	(29)	—	101
Interest income	—	—	—	—	—
Income tax expense	9,613	370	445	—	10,428
Net income	15,587	597	994	—	17,178
Total assets	601,430	41,154	88,286	(198,381)	532,489
Capital expenditures	11,707	874	1,291	—	13,872

	Three months ended June 30, 2013
	Forward Air	FASI	TQI	Eliminations	Consolidated
External revenues	$123,485	$24,123	$12,196	$—	$159,804
Intersegment revenues	595	177	—	(772)	—
Depreciation and amortization	4,086	1,196	689	—	5,971
Share-based compensation expense	1,471	39	26	—	1,536
Interest expense	126	2	—	—	128
Interest income	13	—	—	—	13
Income tax expense (benefit)	8,331	(73)	302	—	8,560
Net income (loss)	13,496	(170)	505	—	13,831
Total assets	445,251	38,461	82,838	(98,358)	468,192
Capital expenditures	10,595	4,097	1,120	—	15,812

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2014

	Six months ended June 30, 2014
	Forward Air	FASI	TQI	Eliminations	Consolidated
External revenues	$286,849	$54,019	$24,552	$—	$365,420
Intersegment revenues	1,604	238	191	(2,033)	—
Depreciation and amortization	10,307	2,727	1,730	—	14,764
Share-based compensation expense	3,221	81	27	—	3,329
Interest expense	210	2	(29)	—	183
Interest income	7	—	—	—	7
Income tax expense	15,397	348	757	—	16,502
Net income	25,186	595	1,598	—	27,379
Total assets	601,430	41,154	88,286	(198,381)	532,489
Capital expenditures	22,702	4,555	6,163	—	33,420

	Six months ended June 30, 2013
	Forward Air	FASI	TQI	Eliminations	Consolidated
External revenues	$239,058	$46,193	$16,113	$—	$301,364
Intersegment revenues	1,131	362	—	(1,493)	—
Depreciation and amortization	7,872	2,367	918	—	11,157
Share-based compensation expense	2,983	85	26	—	3,094
Interest expense	251	5	—	—	256
Interest income	23	—	1	—	24
Income tax expense (benefit)	13,385	(355)	369	—	13,399
Net income (loss)	24,713	(661)	633	—	24,685
Total assets	445,251	38,461	82,838	(98,358)	468,192
Capital expenditures	22,314	4,505	1,175	—	27,994

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

TQI is a provider of high security and temperature-controlled logistics services, primarily truckload services, to the pharmaceutical and life science industries. In addition to core pharmaceutical services, TQI provides truckload and less-than-truckload brokerage transportation services.

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

Results from Operations
During the three months ended June 30, 2014, we experienced a 21.3% increase in our consolidated revenues compared to the three months ended June 30, 2013 and a 22.7% increase in our operating income.

Forward Air's revenue increased 24.3% and operating income increased 15.1% for the three months ended June 30, 2014, compared to the same period in 2013. Approximately 59.9% of the Forward Air revenue increase and and 69.7% of the Forward Air operating income increase for the three months ended June 30, 2014, compared to the same period in 2013 was attributable to the acquisition of CST. The remaining increase was the result of higher airport-to-airport volumes combined with a general rate increase initiated at the beginning of March 2014.

FASI revenue increased 10.7% and operating results improved $1.2 million for the three months ended June 30, 2014, compared to the same period in 2013.  The FASI revenue increase was primarily the result of new business wins, rate increases initiated during the first quarter of 2014 and improved volumes from previously existing customers.  The implemented rates increases and improvement in operating processes drove the $1.2 million improvement in FASI’s results from operations during the three months ended June 30, 2014, compared to the three months ended June 30, 2013.

TQI's revenue and operating income increased 12.3% and 75.0%, respectively, for the three months ended June 30, 2014, compared to the same period in 2013. These increases were largely driven by new revenues from pharmaceutical distributions and improvement in operating efficiencies since the acquisition of TQI.

Fuel Surcharge

Our net fuel surcharge revenue is the result of our fuel surcharge rates, which are set weekly using the national average for diesel price per gallon, and the tonnage transiting our network.  During the three and six months ended June 30, 2014, total net fuel surcharge revenue increased 20.3% and 20.0%, respectively, as compared to the same periods in 2013. The increase in net fuel surcharge revenue for the three and six months ended June 30, 2014 compared to the same periods in 2013 was mostly due to the acquisition of CST and increased FAI business volumes.

Goodwill

As of June 30, 2014, the carrying value of goodwill related to the Forward Air, FASI and TQI segments was $88.3 million, $5.4 million and $45.1 million, respectively. In accordance with our accounting policy, we conducted our annual impairment assessments and tests of goodwill for each reporting unit as of June 30, 2014 and no impairment charges were required.

Results of Operations

The following table sets forth our consolidated historical financial data for the three months ended June 30, 2014 and 2013 (in millions):

	Three months ended
	June 30, 2014	June 30, 2013	Change	Percent Change
Operating revenue	$193.9	$159.8	$34.1	21.3%
Operating expenses:
Purchased transportation	82.8	70.3	12.5	17.8
Salaries, wages, and employee benefits	44.4	36.0	8.4	23.3
Operating leases	8.2	6.9	1.3	18.8
Depreciation and amortization	7.8	6.0	1.8	30.0
Insurance and claims	3.1	3.2	(0.1)	(3.1)
Fuel expense	5.2	3.7	1.5	40.5
Other operating expenses	14.8	11.2	3.6	32.1
Total operating expenses	166.3	137.3	29.0	21.1
Income from operations	27.6	22.5	5.1	22.7
Other expense:
Interest expense	(0.1)	(0.1)	—	—
Other, net	0.1	—	0.1	100.0
Total other expense	—	(0.1)	0.1	(100.0)
Income before income taxes	27.6	22.4	5.2	23.2
Income taxes	10.4	8.6	1.8	20.9
Net income	$17.2	$13.8	$3.4	24.6%

The following table sets forth our historical financial data by segment for the three months ended June 30, 2014 and 2013 (in millions):

	Three months ended
	June 30,	Percent of	June 30,	Percent of		Percent
	2014	Revenue	2013	Revenue	Change	Change
Operating revenue
Forward Air	$154.3	79.5%	$124.1	77.7%	$30.2	24.3%
FASI	26.9	13.9	24.3	15.2	2.6	10.7
TQI	13.7	7.1	12.2	7.6	1.5	12.3
Intercompany eliminations	(1.0)	(0.5)	(0.8)	(0.5)	(0.2)	25.0
Total	193.9	100.0	159.8	100.0	34.1	21.3

Purchased transportation
Forward Air	68.6	44.5	56.5	45.5	12.1	21.4
FASI	7.8	29.0	7.7	31.7	0.1	1.3
TQI	7.2	52.5	6.7	54.9	0.5	7.5
Intercompany eliminations	(0.8)	80.0	(0.6)	75.0	(0.2)	33.3
Total	82.8	42.7	70.3	44.0	12.5	17.8

Salaries, wages and employee benefits
Forward Air	32.9	21.3	25.6	20.6	7.3	28.5
FASI	9.3	34.6	8.5	35.0	0.8	9.4
TQI	2.2	16.1	1.9	15.6	0.3	15.8
Total	44.4	22.9	36.0	22.5	8.4	23.3

Operating leases
Forward Air	6.2	4.0	4.9	4.0	1.3	26.5
FASI	2.0	7.4	1.9	7.8	0.1	5.3
TQI	—	—	0.1	0.8	(0.1)	(100.0)
Total	8.2	4.2	6.9	4.3	1.3	18.8

Depreciation and amortization
Forward Air	5.4	3.5	4.1	3.3	1.3	31.7
FASI	1.4	5.2	1.2	4.9	0.2	16.7
TQI	1.0	7.3	0.7	5.7	0.3	42.9
Total	7.8	4.0	6.0	3.8	1.8	30.0

Insurance and claims
Forward Air	2.4	1.6	2.2	1.8	0.2	9.1
FASI	0.5	1.9	0.8	3.3	(0.3)	(37.5)
TQI	0.2	1.5	0.2	1.7	—	—
Total	3.1	1.6	3.2	2.0	(0.1)	(3.1)

Fuel expense
Forward Air	2.2	1.4	1.0	0.8	1.2	120.0
FASI	1.8	6.7	1.5	6.2	0.3	20.0
TQI	1.2	8.8	1.2	9.8	—	—
Total	5.2	2.7	3.7	2.3	1.5	40.5

Other operating expenses
Forward Air	11.4	7.4	7.9	6.4	3.5	44.3
FASI	3.1	11.5	2.9	11.9	0.2	6.9
TQI	0.5	3.6	0.6	4.9	(0.1)	(16.7)
Intercompany eliminations	(0.2)	20.0	(0.2)	25.0	—	—
Total	14.8	7.7	11.2	7.0	3.6	32.1

Income from operations
Forward Air	25.2	16.3	21.9	17.6	3.3	15.1
FASI	1.0	3.7	(0.2)	(0.8)	1.2	(600.0)
TQI	1.4	10.2	0.8	6.6	0.6	75.0
Total	$27.6	14.2%	$22.5	14.1%	$5.1	22.7%

The following table presents the components of the Forward Air segment’s operating revenue and purchased transportation for the three months ended June 30, 2014 and 2013 (in millions):

		Percent of		Percent of		Percent
	2014	Revenue	2013	Revenue	Change	Change
Operating Revenue
Forward Air
Airport-to-airport	$108.0	70.0%	$97.3	78.4%	$10.7	11.0%
Logistics services
Expedited full truckload - TLX	19.2	12.4	18.6	15.0	0.6	3.2
Intermodal/drayage	14.3	9.3	1.3	1.0	13.0	1,000.0
Total Logistics services	33.5	21.7	19.9	16.0	13.6	68.3
Other Forward Air services	12.8	8.3	6.9	5.6	5.9	85.5
Forward Air - Total revenue	154.3	79.5	124.1	77.7	30.2	24.3
Forward Air Solutions - Pool distribution	26.9	13.9	24.3	15.2	2.6	10.7
TQI - Pharmaceutical services	13.7	7.1	12.2	7.6	1.5	12.3
Intersegment eliminations	(1.0)	(0.5)	(0.8)	(0.5)	(0.2)	25.0
Consolidated operating revenue	$193.9	100.0%	$159.8	100.0%	$34.1	21.3%

		Percent of		Percent of		Percent
	2014	Revenue	2013	Revenue	Change	Change
Purchased Transportation
Forward Air
Airport-to-airport	$44.8	41.5%	$39.8	40.9%	$5.0	12.6%
Logistics services
Expedited full truckload - TLX	14.7	76.6	13.8	74.2	0.9	6.5
Intermodal/drayage	6.1	42.7	0.8	61.5	5.3	662.5
Total Logistics services	20.8	62.1	14.6	73.4	6.2	42.5
Other Forward Air services	3.0	23.4	2.1	30.4	0.9	42.9
Forward Air - Total purchased transportation	68.6	44.5	56.5	45.5	12.1	21.4
Forward Air Solutions - Pool distribution	7.8	29.0	7.7	31.7	0.1	1.3
TQI - Pharmaceutical services	7.2	52.5	6.7	54.9	0.5	7.5
Intersegment eliminations	(0.8)	80.0	(0.6)	75.0	(0.2)	33.3
Consolidated purchased transportation	$82.8	42.7%	$70.3	44.0%	$12.5	17.8%

Three Months Ended June 30, 2014 compared to Three Months Ended June 30, 2013

Revenues

Operating revenue increased by $34.1 million, or 21.3%, to $193.9 million for the three months ended June 30, 2014 from $159.8 million in the same period of 2013.

Forward Air

Forward Air operating revenue increased $30.2 million, or 24.3%, to $154.3 million from $124.1 million, accounting for 79.5% of consolidated operating revenue for the three months ended June 30, 2014 compared to 77.7% for the same period in 2013.  Airport-to-airport revenue, which is the largest component of our consolidated operating revenue, increased $10.7 million, or 11.0% to $108.0 million from $97.3 million, accounting for 70.0% of the segment’s operating revenue during the three months ended June 30, 2014 compared to 78.4% during the three months ended June 30, 2013.   The increase in revenue was attributable

to higher tonnage, linehaul pricing, Complete revenue and net fuel surcharge revenues. A 4.6% increase in tonnage and a 4.0% increase in our base revenue per pound, excluding net fuel surcharge revenue and Complete revenue, accounted for $6.8 million of the increase in airport-to-airport revenue. The increase in average base revenue per pound was attributable to the new general rate increase initiated at the beginning of March 2014.  The remaining increase in airport-to-airport revenue is the result of higher net fuel surcharge revenue and revenue from our Complete pick-up and delivery service.  Complete revenue increased $2.7 million, or 22.4%, during the three months ended June 30, 2014 compared to the same period of 2013.  The increase in Complete revenue was attributable to improved shipping volumes in our airport-to-airport network and an 18.6% increase in the attachment rate of Complete activity to linehaul shipments. Net fuel surcharge revenue increased $1.2 million and 13.7% during the three months ended June 30, 2014 compared to the same period in 2013. Net fuel surcharge revenue increased largely on improved airport-to-airport tonnage volumes.

Logistics revenue, which is TLX and our intermodal drayage services, increased $13.6 million, or 68.3%, to $33.5 million in the second quarter of 2014 from $19.9 million in the same period of 2013.  The increase in logistics revenue was attributable to a $12.7 million increase in intermodal drayage revenue in conjunction with the acquisition of CST. TLX revenue increased $0.6 million and 3.2% during the three months ended June 30, 2014, compared to the same period in 2013, as an approximate 11.9% increase in TLX's average revenue per mile was partially offset by a 7.8% reduction in miles driven to support TLX revenue. TLX's revenue per mile increased on a shift in business mix that provided a higher revenue per mile due to the required use of more expensive third party transportation providers. The remaining increase was attributable to our previously existing intermodal drayage operations.

Other revenue, which includes warehousing services and terminal handling, accounted for the final component of Forward Air operating revenue. Other revenue increased $5.9 million, or 85.5%, to $12.8 million in the second quarter of 2014 from $6.9 million in the same period of 2013. The increase in Forward Air other revenue was mainly attributable to $5.4 million in local delivery work, warehousing and handling revenues associated with the acquisition of CST and a $0.5 million increase in our existing Forward Air operations.

FASI

FASI operating revenue increased $2.6 million, or 10.7%, to $26.9 million for the three months ended June 30, 2014 from $24.3 million for the same period in 2013.  Approximately $0.9 million of the increase in revenue was attributable to new business wins from new customers added since June 30, 2013. Another $1.1 million was from customers for which the new business began in February and April of 2013. The remaining increase was the net volume increases from previously existing customers. Positively impacting all of these customer increases were rate increases initiated during the first quarter of 2014.

TQI

TQI operating revenue increased $1.5 million, or 12.3%, to $13.7 million for the three months ended June 30, 2014 from $12.2 million for the same period in 2013. Increase in operating revenue attributable to pharmaceutical distributions awarded and executed during the second quarter of 2014.

Intercompany Eliminations

Intercompany eliminations increased $0.2 million, or 25.0%, to $1.0 million in the second quarter of 2014 from $0.8 million in the same period of 2013.   The intercompany eliminations are the result of truckload, airport-to-airport, and handling services provided between our segments for the three months ended June 30, 2014 and 2013.

Purchased Transportation

Purchased transportation increased by $12.5 million, or 17.8%, to $82.8 million in the second quarter of 2014 from $70.3 million in the same period of 2013.  As a percentage of total operating revenue, purchased transportation was 42.7% during the three months ended June 30, 2014 compared to 44.0% for the same period of 2013.

Forward Air

Forward Air’s purchased transportation increased by $12.1 million, or 21.4%, to $68.6 million for the three months ended June 30, 2014 from $56.5 million for the three months ended June 30, 2013. As a percentage of segment operating revenue, Forward Air purchased transportation was 44.5% during the three months ended June 30, 2014 compared to 45.5% for the same period in 2013.

Purchased transportation costs for our airport-to-airport network increased $5.0 million, or 12.6%, to $44.8 million for the three months ended June 30, 2014 from $39.8 million for the three months ended June 30, 2013.  For the three months ended June 30, 2014, purchased transportation for our airport-to-airport network increased to 41.5% of airport-to-airport revenue from 40.9% for the same period in 2013.  The $5.0 million increase is mostly attributable to a 6.0% increase in miles driven by our network of owner-operators or third party transportation providers and a 4.6% increase in the cost per mile paid to our network of owner-operators or third party transportation providers.  The higher miles increased purchased transportation by $1.9 million while the higher cost per mile increased purchased transportation by $1.5 million.  The increase in miles was attributable to both the increase in revenue activity discussed previously and a shift in customer shipping patterns. The shift in customer shipping patterns resulted in increased miles run, higher empty miles, and increased usage of third party transportation providers. The shift in customer shipping patterns as well as the need to obtain additional third party power to properly service the higher revenue activity resulted in the increase in the airport-to-airport cost per mile. The remaining $1.6 million increase in airport-to-airport purchased transportation was attributable to increased third party transportation costs associated with the higher Complete revenue discussed above.

Purchased transportation costs for our logistics revenue increased $6.2 million, or 42.5%, to $20.8 million for the three months ended June 30, 2014 from $14.6 million for the three months ended June 30, 2013. For the three months ended June 30, 2014, logistics’ purchased transportation costs represented 62.1% of logistics revenue compared to 73.4% for the same period in 2013.  The increase in logistics’ purchased transportation in total dollars was mostly attributable to a $5.0 million increase in intermodal drayage purchased transportation in conjunction with the acquisition of CST. The decline in logistics' purchased transportation as a percentage of revenue was attributable to CST utilizing more Company-employed drivers and less owner-operators and third party transportation providers than our legacy Forward Air operations. TLX purchased transportation also increased $0.9 million and 6.5%.  TLX cost per mile increased 15.4% during the three months ended June 30, 2014 compared to the same period in 2013 but the increase in cost per mile was partially offset by a 7.8% decrease in miles driven to support our TLX revenue. The changes in TLX miles driven and cost per mile were attributable to shift in customer mix that resulted in the increased use of more expensive third party transportation providers. Logistics purchased transportation also increased $0.3 million on increased activity in our previously existing intermodal drayage operations.

Purchased transportation costs related to our other revenue increased $0.9 million, or 42.9%, to $3.0 million for the three months ended June 30, 2014 from $2.1 million for the three months ended June 30, 2013. Other purchased transportation costs as a percentage of other revenue decreased to 23.4% of other revenue for the three months ended June 30, 2014 from 30.4% for the same period in 2013.   Other purchased transportation decreased as a percentage of the associated revenue on increased warehousing and handling revenues associated with the acquisition of CST. These services have a lower associated purchased transportation cost.

FASI

FASI purchased transportation increased $0.1 million, or 1.3%, to $7.8 million for the three months ended June 30, 2014 from $7.7 million for the three months ended June 30, 2013.  FASI purchased transportation as a percentage of revenue was 29.0% for the three months ended June 30, 2014 compared to 31.7% for the three months ended June 30, 2013.  The improvement in FASI purchased transportation as a percentage of revenue was attributable to improved revenue quality due to customer rate increases initiated in the first quarter of 2014 and reduced usage of more costly third party transportation providers. With the on boarding of significant new business in the first and second quarters of 2013, FASI was required to utilize more costly third party transportation providers in order to properly service the new business. However, since start-up of the 2013 business FASI has been able to replace third party transportation providers with less costly owner-operators or Company-employed drivers and vehicles, modify routes for improved load efficiency and obtain rate increases from the related customers.

TQI

TQI purchased transportation increased $0.5 million, or 7.5%, to $7.2 million for the three months ended June 30, 2014 from $6.7 million for the three months ended June 30, 2013.  TQI purchased transportation as a percentage of revenue was 52.5% for the three months ended June 30, 2014 compared to 54.9% for the three months ended June 30, 2013. The improvement in TQI purchased transportation as a percentage of revenue was largely due to increased utilization of less costly owner-operators and Company-employed drivers and vehicles as opposed to third party transportation providers and operating efficiencies obtained since installing a new operating system in the beginning of 2014.

Intercompany Eliminations

Intercompany eliminations increased to $0.8 million for the three months ended June 30, 2014 from $0.6 million for the same period in 2013.  The intercompany eliminations are the result of truckload, airport-to-airport, and handling services provided between our segments for the three months ended June 30, 2014 and 2013.

Salaries, Wages, and Benefits

Salaries, wages and employee benefits increased by $8.4 million, or 23.3%, to $44.4 million in the second quarter of 2014 from $36.0 million in the same period of 2013.   As a percentage of total operating revenue, salaries, wages and employee benefits was 22.9% during the three months ended June 30, 2014 compared to 22.5% for the same period in 2013.

Forward Air

Salaries, wages and employee benefits of Forward Air increased by $7.3 million, or 28.5%, to $32.9 million in the second quarter of 2014 from $25.6 million in the same period of 2013.  Salaries, wages and employee benefits were 21.3% of Forward Air’s operating revenue in the second quarter of 2014 compared to 20.6% for the same period of 2013.  The increase in salaries, wages and employee benefits in total dollars and as a percentage of revenue was partially attributable to $4.4 million of salaries, wages and employee benefits from CST. CST salaries, wages and employee benefits are higher as a percentage of revenue than our legacy Forward Air operations due to higher utilization of Company-employed drivers. The remaining increase is attributable to pre-existing Forward Air operations. Approximately $2.2 million of this increase was attributable to increased wages associated with with the higher revenue volumes discussed previously and 2013 and 2014 wage increases. Another $0.7 million of the increase was due to a $0.6 million increase in employee incentives and a $0.1 million increase in share-based compensation. Employee incentives were increased in conjunction with certain key employees meeting their second quarter performance goals. Share-based compensation was higher mainly due to a full quarter of expense associated with our 2014 annual share-based grants to employees.

FASI

FASI salaries, wages and employee benefits increased $0.8 million, or 9.4%, to $9.3 million for the three months ended June 30, 2014 compared to $8.5 million for the three months ended June 30, 2013.  As a percentage of FASI operating revenue, salaries, wages and benefits decreased to 34.6% for the three months ended June 30, 2014 compared to 35.0% for the same period in 2013.  The increase in salaries, wages and employee benefits in total dollars is largely due to higher wages and benefits which grew in conjunction with the revenue volume increases discussed previously. Increases in FASI driver wages associated with the shift from third party transportation providers discussed previously and higher health insurance costs attributable to several large claims incurred during the second quarter of 2014 were mostly offset by reductions in dock wages. The decrease in dock wages was largely the result of installing and improving our terminal conveyor systems.

TQI

TQI salaries, wages and employee benefits increased $0.3 million, or 15.8%, to $2.2 million for the three months ended June 30, 2014 compared to $1.9 million for the three months ended June 30, 2013.  As a percentage of TQI operating revenue, salaries, wages and benefits increased to 16.1% for the three months ended June 30, 2014 compared to 15.6% for the same period in 2013. As a percentage of revenue, 0.7% of the increase was driven by a large health insurance claim incurred during the second quarter of 2014. The increase in group insurance was partially offset by improved leverage on fixed salaries and benefits as a result of the previously discussed revenue increase.

Operating Leases

Operating leases increased $1.3 million, or 18.8%, to $8.2 million for the three months ended June 30, 2014 from $6.9 million for the same period in 2013.  Operating leases, the largest component of which is facility rent, were 4.2% of consolidated operating revenue for the three months ended June 30, 2014 compared with 4.3% in the same period of 2013.

Forward Air

Operating leases increased $1.3 million, or 26.5%, to $6.2 million for the three months ended June 30, 2014 from $4.9 million for the same period in 2013.  Operating leases were 4.0% of Forward Air operating revenue for the three months ended June 30, 2014 and 2013.  Office and equipment rentals associated with CST accounted for $1.1 million of the increase in operating leases. The remaining $0.2 million was driven by a $0.1 million increase in office rentals and $0.1 increase in trailer rentals. Trailers rentals increased in conjunction with the higher revenue volumes discussed previously. The increase in office rent was primarily due to new or expanded space primarily associated with out previously existing intermodal drayage operations.

FASI

Operating leases increased $0.1 million, or 5.3%, to $2.0 million for the three months ended June 30, 2014 from $1.9 million for the same period in 2013.  Operating leases were 7.4% of FASI operating revenue for the three months ended June 30, 2014 compared with 7.8% in the same period of 2013.   Operating leases increased on a $0.3 million increase in office rent net of a $0.2 million decrease in truck and trailer rentals and leases. Office rent increased on expansion or relocation of certain existing facilities. Truck and trailer rentals and leases decreased as new Company-owned vehicles were purchased and placed into service.

TQI

TQI incurred less than $0.1 million for operating leases for the six months ended June 30, 2014 as the only on-going lease activity was for the TQI corporate headquarters. The $0.1 million decrease was due to a reduction in truck rentals, as rented units were replaced with Company-owned vehicles.

Depreciation and Amortization

Depreciation and amortization increased $1.8 million, or 30.0%, to $7.8 million for the three months ended June 30, 2014 from $6.0 million for the same period in 2013.  Depreciation and amortization was 4.0% of consolidated operating revenue for the three months ended June 30, 2014 compared with 3.8% for the same period in 2013.

Forward Air

Depreciation and amortization increased $1.3 million, or 31.7%, to $5.4 million in the second quarter of 2014 from $4.1 million in the same period of 2013.  Depreciation and amortization expense as a percentage of Forward Air operating revenue was 3.5% in the second quarter of 2014 compared to 3.3% in the same period of 2013.  CST depreciation on property and equipment of $0.2 million and amortization on acquired intangibles of $0.6 million accounted for $0.8 million of the increase in depreciation and amortization. The remaining increase was primarily the result of new trailers and tractors purchased since the second quarter of 2013.

FASI

FASI depreciation and amortization increased $0.2 million, or 16.7%, to $1.4 million for the three months ended June 30, 2014 from $1.2 million for the same period of 2013.  Depreciation and amortization expense as a percentage of FASI operating revenue was 5.2% in the second quarter of 2014 compared to 4.9% in the same period of 2013. The increase in FASI depreciation in total dollars is attributable to new trucks and conveyors and conveyor improvements purchased since June 30, 2013.

TQI

TQI depreciation and amortization increased $0.3 million, or 42.9%, to $1.0 million for the three months ended June 30, 2014 from $0.7 million for the same period of 2013.  Depreciation and amortization expense as a percentage of TQI operating revenue was 7.3% in the second quarter of 2014 compared to 5.7% in the same period of 2013. The increase in depreciation and amortization as a percentage of revenue is attributable to new trailers and tractors purchased for TQI since June 2013 and software amortization related to TQI's new operating system.

Insurance and Claims

Insurance and claims expense decreased $0.1 million, or 3.1%, to $3.1 million for the three months ended June 30, 2014 from $3.2 million for the three months ended June 30, 2013.  Insurance and claims were 1.6% of consolidated operating revenue for the three months ended June 30, 2014 compared with 2.0% for the same period in 2013.

Forward Air

Forward Air insurance and claims expense increased $0.2 million, or 9.1%, to $2.4 million for the three months ended June 30, 2014 from $2.2 million for the three months ended June 30, 2013.  Insurance and claims were 1.6% of operating revenue for the three months ended June 30, 2014 compared with 1.8% for the same period in 2013. Approximately $0.4 million of the increase was attributable to insurance and claims associated with CST. Insurance and claims for CST were partially offset by $0.2 million decrease in our legacy Forward Air insurance and claim expenses. The legacy Forward Air decline was attributable to a $0.3 million decrease in our vehicle accident loss development reserves as a result of our semi-annual actuary analysis. This decline in existing Forward Air expenses was partially offset by a $0.1 million increase in accident related legal fees.

FASI

FASI insurance and claims expense decreased $0.3 million, or 37.5%, to $0.5 million for the three months ended June 30, 2014 from $0.8 million for the three months ended June 30, 2013.   FASI insurance and claims were 1.9% of operating revenue for the three months ended June 30, 2014 compared with 3.3% for the same period in 2013. The decrease in FASI insurance and claims in total dollars was attributable to a $0.3 million decrease in cargo claims.

TQI

TQI insurance and claims were $0.2 million for the three months ended June 30, 2014 and 2013.  Insurance and claims expense as a percentage of TQI operating revenue was 1.5% in the second quarter of 2014 compared to 1.7% in the same period of 2013. The decrease in TQI insurance and claims as percentage of revenue was attributable to the increase in TQI revenue as total expense remained consistent.

Fuel Expense

Fuel expense increased $1.5 million, or 40.5%, to $5.2 million in the second quarter of 2014 from $3.7 million in the same period of 2013.  Fuel expense was 2.7% of consolidated operating revenue for the three months ended June 30, 2014 compared with 2.3% for the same period in 2013.

Forward Air

Fuel expense increased $1.2 million to $2.2 million in the second quarter of 2014 from $1.0 million for the same period in 2013.  Fuel expense was 1.4% of Forward Air operating revenue in the second quarter of 2014 compared with 0.8% in the same period of 2013. Approximately $1.1 million was attributable to fuel expense associated with CST. The remaining increase in fuel was attributable to our previously existing operations and increased in conjunction with the volume increases discussed previously.

FASI

FASI fuel expense increased $0.3 million, or 20.0%, to $1.8 million for the second quarter of 2014 from $1.5 million in the same period of 2013.  Fuel expenses were 6.7% of FASI operating revenue in the second quarter of 2014 compared to 6.2% in the second quarter of 2013.  FASI fuel expenses grew on increased mileage associated with the higher revenue volumes and the shift away from third party transportation providers to Company-employed drivers and vehicles as discussed previously.

TQI

TQI fuel expense was $1.2 million for the three months ended June 30, 2014 and 2013.  Fuel expense as a percentage of TQI operating revenue was 8.8% in the second quarter of 2014 compared to 9.8% in the same period of 2013. The 1.0% decrease as percentage of revenue was attributable to new vehicles with improved transmissions put in service during the second quarter of 2014 that have reduced TQI's fuel cost per mile.

Other Operating Expenses

Other operating expenses increased $3.6 million, or 32.1%, to $14.8 million in the second quarter of 2014 from $11.2 million in the same period of 2013.  Other operating expenses were 7.7% of consolidated operating revenue for the three months ended June 30, 2014 compared with 7.0% in the same period of 2013.

Forward Air

Other operating expenses increased $3.5 million, or 44.3%, to $11.4 million during the three months ended June 30, 2014 from $7.9 million in the same period of 2013.  Other operating expenses were 7.4% of Forward Air operating revenue in the second quarter of 2014 compared to 6.4% in the same period of 2013.  Approximately $2.3 million of the increase in total dollars, or 0.7%

as a percentage of revenue, was attributable to other operating expenses associated with CST. The remaining increase in total dollars was attributable to increased variable costs, such as vehicle maintenance and dock and terminal supplies, which increased in conjunction with the volume increases discussed previously. The remaining increase as a percentage of revenue is primarily attributable to a $0.2 million decrease in gains on the sale of equipment.

FASI

FASI other operating expenses increased $0.2 million, or 6.9%, to $3.1 million for the three months ended June 30, 2014 compared to $2.9 million for the same period in 2013.  FASI other operating expenses for the second quarter of 2014 were 11.5% of the segment’s operating revenue compared to 11.9% for the same period in 2013.  The increase in FASI's other operating expenses is attributable to higher variable terminal and maintenance costs, which increased in conjunction with the increased revenue volumes discussed previously. The 0.4% decline as a percentage of revenue is due to the increase in revenue out pacing the increase in other operating expenses.

TQI

TQI other operating expenses decreased $0.1 million, or 16.7%. to $0.5 million for the three months ended June 30, 2014 from $0.6 million for the same period of 2013.  Other operating expenses as a percentage of TQI operating revenue was 3.6% in the second quarter of 2014 compared to 4.9% in the same period of 2013. The decline in TQI other operating expenses was attributable to a $0.1 million, or 0.8% as a percentage of revenue, reduction of expenses associated with a settlement of state tax issues in which the penalties required to be paid were less than the amounts previously accrued. The remaining decline as a percentage of revenue is due to the increase in revenue out pacing the increase in other operating expenses.

Intercompany Eliminations

Intercompany eliminations were $0.2 million for the second quarter of 2014 and 2013.   These intercompany eliminations are the result of handling services Forward Air and FASI provided each other during the three months ended June 30, 2014 and 2013.

Results from Operations

Income from operations increased by $5.1 million, or 22.7%, to $27.6 million for the second quarter of 2014 compared to $22.5 million in the same period of 2013. Income from operations was 14.2% of consolidated operating revenue for the three months ended June 30, 2014 compared with 14.1% in the same period of 2013.

Forward Air

Income from operations increased by $3.3 million, or 15.1%, to $25.2 million for the second quarter of 2014 compared with $21.9 million for the same period in 2013.  Income from operations as a percentage of Forward Air operating revenue was 16.3% for the three months ended June 30, 2014 compared with 17.6% in the same period of 2013.  Approximately $2.3 million of the increase in operating income was attributable to the acquisition of CST. Excluding CST, the $1.0 million increase in operating income was driven by the increase in airport-to-airport revenue partially offset by higher purchased transportation costs.

FASI

FASI’s results from operations improved $1.2 million to $1.0 million in operating income for the three months ended June 30, 2014 from a $0.2 million loss during the three months ended June 30, 2013.  The improvement in operating performance is largely attributable to the increase in revenue as well as improved efficiencies and savings obtained primarily in our dock and total driver costs during the three months ended June 30, 2014 compared to the same period in 2013.

TQI

Income from operations increased by $0.6 million, or 75.0%, to $1.4 million for the second quarter of 2014 compared with $0.8 million for the same period in 2013.  Income from operations as a percentage of TQI's operating revenue was 10.2% for the three months ended June 30, 2014 compared with 6.6% in the same period of 2013. Improvement in income from operations as percentage of revenue was attributable to higher revenue and increased utilization of owner-operators and Company-employed drivers as opposed to more costly third party transportation providers.

Interest Expense

Interest expense was $0.1 million for the three months ended June 30, 2014 and 2013.

Other, net

Other, net of $0.1 million for the three months ended June 30, 2014 and 2013, primarily represents unrealized gains on trading securities held.

Income Taxes

The combined federal and state effective tax rate for the second quarter of 2013 was 37.8% compared to a rate of 38.2% for the same period in 2013.  The decrease in our effective tax rate was primarily due to 2014 benefiting from the settlement of certain TQI related state tax matters and the amounts required to be paid being approximately $0.1 million less than what was previously reserved.

Net Income

As a result of the foregoing factors, net income increased by $3.4 million, or 24.6%, to $17.2 million for the second quarter of 2014 compared to $13.8 million for the same period in 2013.

Results of Operations

The following table sets forth our consolidated historical financial data for the six months ended June 30, 2014 and 2013 (in millions):

	Six months ended
	June 30, 2014	June 30, 2013	Change	Percent Change
Operating revenue	$365.4	$301.4	$64.0	21.2%
Operating expenses:
Purchased transportation	156.4	131.2	25.2	19.2
Salaries, wages, and employee benefits	85.8	70.0	15.8	22.6
Operating leases	16.5	14.0	2.5	17.9
Depreciation and amortization	14.7	11.2	3.5	31.3
Insurance and claims	7.2	5.8	1.4	24.1
Fuel expense	10.0	6.7	3.3	49.3
Other operating expenses	30.9	24.2	6.7	27.7
Total operating expenses	321.5	263.1	58.4	22.2
Income from operations	43.9	38.3	5.6	14.6
Other expense:
Interest expense	(0.2)	(0.3)	0.1	(33.3)
Other, net	0.2	0.1	0.1	100.0
Total other expense	—	(0.2)	0.2	(100.0)
Income before income taxes	43.9	38.1	5.8	15.2
Income taxes	16.5	13.4	3.1	23.1
Net income	$27.4	$24.7	$2.7	10.9%

The following table sets forth our historical financial data by segment for the six months ended June 30, 2014 and 2013 (in millions):

	June 30,	Percent of	June 30,	Percent of		Percent
	2014	Revenue	2013	Revenue	Change	Change
Operating revenue
Forward Air	$288.4	78.9%	$240.2	79.7%	$48.2	20.1%
FASI	54.3	14.9	46.6	15.5	7.7	16.5
TQI	24.7	6.8	16.1	5.3	8.6	53.4
Intercompany eliminations	(2.0)	(0.6)	(1.5)	(0.5)	(0.5)	33.3
Total	365.4	100.0	301.4	100.0	64.0	21.2

Purchased transportation
Forward Air	129.4	44.9	109.0	45.4	20.4	18.7
FASI	15.9	29.3	14.5	31.1	1.4	9.7
TQI	12.7	51.4	8.9	55.3	3.8	42.7
Intercompany eliminations	(1.6)	80.0	(1.2)	80.0	(0.4)	33.3
Total	156.4	42.8	131.2	43.6	25.2	19.2

Salaries, wages and employee benefits
Forward Air	63.0	21.8	50.7	21.1	12.3	24.3
FASI	18.7	34.4	16.7	35.8	2.0	12.0
TQI	4.1	16.6	2.6	16.1	1.5	57.7
Total	85.8	23.5	70.0	23.2	15.8	22.6

Operating leases
Forward Air	12.0	4.2	10.0	4.2	2.0	20.0
FASI	4.5	8.3	3.9	8.4	0.6	15.4
TQI	—	—	0.1	0.6	(0.1)	(100.0)
Total	16.5	4.5	14.0	4.7	2.5	17.9

Depreciation and amortization
Forward Air	10.3	3.6	7.9	3.3	2.4	30.4
FASI	2.7	5.0	2.4	5.1	0.3	12.5
TQI	1.7	6.9	0.9	5.6	0.8	88.9
Total	14.7	4.0	11.2	3.7	3.5	31.3

Insurance and claims
Forward Air	5.5	1.9	4.1	1.7	1.4	34.1
FASI	1.3	2.4	1.5	3.2	(0.2)	(13.3)
TQI	0.4	1.6	0.2	1.3	0.2	100.0
Total	7.2	2.0	5.8	1.9	1.4	24.1

Fuel expense
Forward Air	4.1	1.4	2.0	0.8	2.1	105.0
FASI	3.5	6.5	3.1	6.7	0.4	12.9
TQI	2.4	9.7	1.6	9.9	0.8	50.0
Total	10.0	2.7	6.7	2.2	3.3	49.3

Other operating expenses
Forward Air	23.5	8.1	18.2	7.6	5.3	29.1
FASI	6.7	12.3	5.5	11.8	1.2	21.8
TQI	1.1	4.5	0.8	5.0	0.3	37.5
Intercompany eliminations	(0.4)	20.0	(0.3)	20.0	(0.1)	33.3
Total	30.9	8.5	24.2	8.0	6.7	27.7

Income (loss) from operations
Forward Air	40.6	14.1	38.3	15.9	2.3	6.0
FASI	1.0	1.8	(1.0)	(2.1)	2.0	(200.0)
TQI	2.3	9.3	1.0	6.2	1.3	130.0
Total	$43.9	12.0%	$38.3	12.7%	$5.6	14.6%

The following table presents the components of the Forward Air segment’s operating revenue and purchased transportation for the six months ended June 30, 2014 and 2013 (in millions):

	June 30,	Percent of	June 30,	Percent of		Percent
	2014	Revenue	2013	Revenue	Change	Change
Operating Revenue
Forward Air
Airport-to-airport	$205.7	71.3%	$187.9	78.2%	$17.8	9.5%
Logistics services
Expedited full truckload - TLX	36.6	12.7	36.1	15.0	0.5	1.4
Intermodal/drayage	23.3	8.1	2.7	1.1	20.6	763.0
Total Logistics services	59.9	20.8	38.8	16.1	21.1	54.4
Other Forward Air services	22.8	7.9	13.5	5.7	9.3	68.9
Forward Air - Total revenue	288.4	78.9	240.2	79.7	48.2	20.1
Forward Air Solutions - Pool distribution	54.3	14.9	46.6	15.5	7.7	16.5
TQI - Pharmaceutical services	24.7	6.8	16.1	5.3	8.6	53.4
Intersegment eliminations	(2.0)	(0.6)	(1.5)	(0.5)	(0.5)	33.3
Consolidated operating revenue	$365.4	100.0%	$301.4	100.0%	$64.0	21.2%

	June 30,	Percent of	June 30,	Percent of		Percent
	2014	Revenue	2013	Revenue	Change	Change
Purchased Transportation
Forward Air
Airport-to-airport	$85.5	41.6%	$76.5	40.7%	$9.0	11.8%
Logistics services
Expedited full truckload - TLX	28.4	77.6	27.0	74.8	1.4	5.2
Intermodal/drayage	9.9	42.5	1.6	59.3	8.3	518.8
Total Logistics services	38.3	63.9	28.6	73.7	9.7	33.9
Other Forward Air services	5.6	24.6	3.9	28.9	1.7	43.6
Forward Air - Total purchased transportation	129.4	44.9	109.0	45.4	20.4	18.7
Forward Air Solutions - Pool distribution	15.9	29.3	14.5	31.1	1.4	9.7
TQI - Pharmaceutical services	12.7	51.4	8.9	55.3	3.8	42.7
Intersegment eliminations	(1.6)	80.0	(1.2)	80.0	(0.4)	33.3
Consolidated purchased transportation	$156.4	42.8%	$131.2	43.6%	$25.2	19.2%

Six Months Ended June 30, 2014 compared to Six Months Ended June 30, 2013

Revenues

Operating revenue increased by $64.0 million, or 21.2%, to $365.4 million for the six months ended June 30, 2014 from $301.4 million in the same period of 2013.

Forward Air

Forward Air operating revenue increased $48.2 million, or 20.1%, to $288.4 million from $240.2 million, accounting for 78.9% of consolidated operating revenue for the six months ended June 30, 2014 compared to 79.7% for the same period in 2013.  Airport-to-airport revenue, which is the largest component of our consolidated operating revenue, increased $17.8 million, or 9.5%, to $205.7 million from $187.9 million, accounting for 71.3% of the segment’s operating revenue during the six months ended June 30,

2014 compared to 78.2% for the same period in 2013.   The increase in revenue was attributable to higher tonnage, linehaul pricing, Complete revenue and net fuel surcharge revenues. A 6.6% increase in tonnage and a 2.0% increase in our base revenue per pound, excluding net fuel surcharge revenue and Complete revenue, accounted for $12.9 million of the increase in airport-to-airport revenue. The increase in average base revenue per pound was attributable to the new general rate increase initiated at the beginning of March 2014.  The remaining increase in airport-to-airport revenue is the result of higher net fuel surcharge revenue and revenue from our Complete pick-up and delivery service.  Complete revenue increased $3.1 million, or 12.9%, during the six months ended June 30, 2014 compared to the same period of 2013.  The increase in Complete revenue was attributable to improved shipping volumes in our airport-to-airport network and a 4.1% increase in the attachment rate of Complete activity to linehaul shipments. Net fuel surcharge revenue increased $1.8 million and 10.6% during the six months ended June 30, 2014 compared to the same period in 2013. Net fuel surcharge revenue increased largely on improved airport-to-airport tonnage volumes.

Logistics revenue, which is TLX and intermodal drayage, increased $21.1 million, or 54.4%, to $59.9 million for the six months ended June 30, 2014 from $38.8 million in the same period of 2013.  The increase in logistics revenue was attributable to a $20.2 million increase in intermodal drayage revenue in conjunction with the acquisition of CST. TLX revenue increased $0.5 million and 1.4% during the six months ended June 30, 2014, compared to the same period in 2013, as an approximate 9.5% increase in TLX's average revenue per mile was mostly offset by a 7.3% reduction in miles driven to support TLX revenue. TLX's revenue per mile increased on a shift in business mix that provided a higher revenue per mile due to the required use of more expensive third party transportation providers. The remaining increase was attributable to our previously existing intermodal drayage operations.

Other revenue, which includes warehousing services and terminal handling, accounted for the final component of Forward Air operating revenue. Other revenue increased $9.3 million, or 68.9%, to $22.8 million during the six months ended June 30, 2014 from $13.5 million in the same period of 2013.  The increase in Forward Air other revenue was mainly attributable to $8.7 million in local delivery work, warehousing and handling revenues associated with the acquisition of CST and a $0.6 million increase in our previously existing Forward Air operations.

FASI

FASI operating revenue increased $7.7 million, or 16.5%, to $54.3 million for the six months ended June 30, 2014 from $46.6 million for the same period in 2013.  Approximately $5.2 million of the increase in revenue was attributable to new business wins from two new customers that were initiated during February and April 2013. Another $1.5 million of the revenue increase was attributable to new business wins from new customers added since June 30, 2013. The remaining increase is the net volume increases from previously existing customers and the impact of rate increases initiated with all customers during the first quarter of 2014. In order to service this new business, FASI opened three new agent stations and two new service centers.

TQI

TQI operating revenue increased $8.6 million, or 53.4%, to $24.7 million for the six months ended June 30, 2014 from $16.1 million for the same period in 2013. Increase in operating revenue attributable to six months ended June 30, 2014 including a full six months of activity as opposed to only four months during 2013 due to the timing of the TQI acquisition. The increase in operating revenue was also attributable to pharmaceutical distributions awarded and executed during the second quarter of 2014. These increases were partially offset by severe weather during the first quarter of 2014 which adversely curtailed TQI's operations.

Intercompany Eliminations

Intercompany eliminations increased $0.5 million, or 33.3%, to $2.0 million for the six months ended June 30, 2014 from $1.5 million in the same period of 2012.   The intercompany eliminations are the result of truckload, airport-to-airport, and handling services provided between our segments for the six months ended June 30, 2014 and 2013.

Purchased Transportation

Purchased transportation increased by $25.2 million, or 19.2%, to $156.4 million for the six months ended June 30, 2014 from $131.2 million in the same period of 2013.  As a percentage of total operating revenue, purchased transportation was 42.8% during the six months ended June 30, 2014 compared to 43.6% for the six months ended June 30, 2013.

Forward Air

Forward Air’s purchased transportation increased by $20.4 million, or 18.7%, to $129.4 million for the six months ended June 30, 2014 from $109.0 million for the six months ended June 30, 2013. As a percentage of segment operating revenue, Forward Air purchased transportation was 44.9% during the six months ended June 30, 2014 compared to 45.4% for the same period in 2013.

Purchased transportation costs for our airport-to-airport network increased $9.0 million, or 11.8%, to $85.5 million for the six months ended June 30, 2014 from $76.5 for the six months ended June 30, 2013.  For the six months ended June 30, 2014, purchased transportation for our airport-to-airport network increased to 41.6% of airport-to-airport revenue from 40.7% for the same period in 2013. The $9.0 million increase is mostly attributable to a 6.6% increase in miles driven by our network of owner-operators or third party transportation providers and a 5.1% increase in the cost per mile paid to our network of owner-operators or third party transportation providers.  The higher miles increased purchased transportation by $4.0 million while the higher cost per mile increased purchased transportation by $3.2 million.  The increase in miles was attributable to both the increase in revenue activity discussed previously, the severe weather during the first quarter of 2014 and a shift in customer shipping patterns. The shift in customer shipping patterns as well as the first quarter weather issues resulted in increased miles run, higher empty miles, and increased usage of third party transportation providers. The shift in customer shipping patterns, the severe first quarter weather and the need to obtain additional third party power to properly service the higher revenue activity discussed above resulted in the increase in the airport-to-airport cost per mile. The remaining $1.8 million increase in airport-to-airport purchased transportation was attributable to increased third party transportation costs associated with the higher Complete revenue discussed above.

Purchased transportation costs for our logistics revenue increased $9.7 million, or 33.9%, to $38.3 million for the six months ended June 30, 2014 from $28.6 million for the six months ended June 30, 2013. For the six months ended June 30, 2014, logistics’ purchased transportation costs represented 63.9% of logistics revenue compared to 73.7% for the same period in 2013.  The increase in logistics’ purchased transportation in total dollars was mostly attributable to a $7.9 million increase in intermodal drayage purchased transportation in conjunction with the acquisition of CST. The decline in logistics' purchased transportation as a percentage of revenue was attributable to CST utilizing more Company-employed drivers and less owner-operators and third party transportation providers than our legacy Forward Air operations. TLX purchased transportation also increased $1.4 million and 5.2%.  TLX cost per mile increased 13.2% during the six months ended June 30, 2014 compared to the same period in 2013 but the increase in cost per mile was partially offset by a 7.3% decrease in miles driven to support our TLX revenue. The changes in TLX miles driven and cost per mile were attributable to the impact of severe weather in the first quarter of 2014 and a shift in customer mix that resulted in the increased use of more expensive third party transportation providers. Logistics purchased transportation also increased $0.4 million on increased activity in our previously existing intermodal drayage operations.

Purchased transportation costs related to our other revenue increased $1.7 million, or 43.6%, to $5.6 million for the six months ended June 30, 2014 from $3.9 million for the six months ended June 30, 2013. Other purchased transportation costs as a percentage of other revenue decreased to 24.6% of other revenue for the six months ended June 30, 2014 from 28.9% for the same period in 2013.   Other purchased transportation decreased as a percentage of the associated revenue on increased warehousing and handling revenues associated with the acquisition of CST. These CST services have a lower associated purchased transportation cost.

FASI

FASI purchased transportation increased $1.4 million, or 9.7%, to $15.9 million for the six months ended June 30, 2014 from $14.5 million for the six months ended June 30, 2013.  FASI purchased transportation as a percentage of revenue was 29.3% for the six months ended June 30, 2014 compared to 31.1% for the six months ended June 30, 2013.  The improvement in FASI purchased transportation as a percentage of revenue was attributable to improved revenue quality due to customer rate increases initiated in the first quarter of 2014 and reduced usage of more costly third party transportation providers. With the on boarding of significant new business in the first and second quarters of 2013, FASI was required to utilize more costly third party transportation providers in order to properly service the new business. However, since start-up of the 2013 business FASI has been able to replace third party transportation providers with less costly owner-operators or Company-employed drivers, modify routes for improved load efficiency and obtain rate increases from the related customers.

TQI

TQI purchased transportation increased $3.8 million, or 42.7%, to $12.7 million for the six months ended June 30, 2014 from $8.9 for the six months ended June 30, 2013.  TQI purchased transportation as a percentage of revenue was 51.4% for the six months ended June 30, 2014 compared to 55.3% for the six months ended June 30, 2013. The improvement in TQI purchased transportation as a percentage of revenue was largely due to increased utilization of less costly owner-operators and Company-employed drivers and vehicles as opposed to third party transportation providers and operating efficiencies obtained since installing a new operating system at the beginning of 2014.

Intercompany Eliminations

Intercompany eliminations increased $0.4 million, or 33.3%, to $1.6 million for the six months ended June 30, 2014 from $1.2 million for the six months ended June 30, 2013.  The intercompany eliminations are the result of truckload, airport-to-airport, and handling services provided between our segments for the six months ended June 30, 2014 and 2013.

Salaries, Wages, and Benefits

Salaries, wages and employee benefits increased by $15.8 million, or 22.6%, to $85.8 million for the six months ended June 30, 2014 from $70.0 million in the same period of 2013.   As a percentage of total operating revenue, salaries, wages and employee benefits was 23.5% during the six months ended June 30, 2014 compared to 23.2% for the same period in 2013.

Forward Air

Salaries, wages and employee benefits of Forward Air increased by $12.3 million, or 24.3%, to $63.0 million for the six months ended June 30, 2014 from $50.7 million in the same period of 2013.  Salaries, wages and employee benefits were 21.8% of Forward Air’s operating revenue in the six months ended June 30, 2014 compared to 21.1% for the same period of 2013.  The increase in salaries, wages and employee benefits in total dollars and as a percentage of revenue was partially attributable to $7.1 million of salaries, wages and employee benefits from CST. CST salaries, wages and employee benefits are higher as a percentage of revenue than our legacy Forward Air operations due to higher utilization of Company-employed drivers. The remaining $5.2 million increase is attributable to pre-existing Forward Air operations. Approximately $3.7 million of this increase was attributable to increased wages associated with with the higher revenue volumes discussed previously and 2013 and 2014 wage increases. The remaining increase was due to a $1.1 million increase in employee incentives, a $0.2 million increase in share-based compensation and $0.2 million increase in employee insurance costs. Employee incentives were increased in conjunction with certain key employees meeting their 2014 performance goals. Share-based compensation increased in conjunction with our 2014 annual share-based grants to employees. Employee insurances costs increased on large health insurance claims incurred during the six months ended June 20, 2014.

FASI

FASI salaries, wages and employee benefits increased $2.0 million, or 12.0%, to $18.7 million for the six months ended June 30, 2014 compared to $16.7 million for the six months ended June 30, 2013.  As a percentage of FASI operating revenue, salaries, wages and benefits decreased to 34.4% for the six months ended June 30, 2014 compared to 35.8% for the same period in 2013. The increase in salaries, wages and employee benefits in total dollars is largely due to higher wages and benefits which grew in conjunction with the revenue volume increases discussed previously. The improvement as a percentage of revenue was driven by improved dock wages net of increased health insurance costs. The decrease in dock wages was largely the result of installing and improving our terminal conveyor systems. Health insurance costs increased on several large claims incurred during the second quarter of 2014.

TQI

TQI salaries, wages and employee benefits increased $1.5 million, or 57.7%, to $4.1 million for the six months ended June 30, 2014 compared to $2.6 million for the six months ended June 30, 2013.  As a percentage of TQI operating revenue, salaries, wages and benefits increased to 16.6% for the six months ended June 30, 2014 compared to 16.1% for the same period in 2013. The increase in salaries, wages and employee benefits as a percentage of revenue was driven by a large health insurance claim incurred during the second quarter of 2014 and higher employee incentives in conjunction with TQI meeting certain 2014 performance goals.

Operating Leases

Operating leases increased by $2.5 million, or 17.9%, to $16.5 million for the six months ended June 30, 2014 from $14.0 million in the same period of 2013.  Operating leases, the largest component of which is facility rent, were 4.5% of consolidated operating revenue for the six months ended June 30, 2014 compared with 4.7% in the same period of 2013.

Forward Air

Operating leases increased $2.0 million, or 20.0%, to $12.0 million for the six months ended June 30, 2014 from $10.0 million for the same period in 2013.  Operating leases were 4.2% of Forward Air operating revenue for the six months ended June 30, 2014 and 2013. Office and equipment rentals associated with CST accounted for $1.6 million of the increase in operating leases.

The remaining $0.4 million was driven by a $0.2 million increase in office rentals and $0.2 increase in trailer rentals. Trailers rentals increased in conjunction with the higher revenue volumes discussed previously. The increase in office rent was primarily due to new or expanded space mainly associated with out previously existing intermodal drayage operations.

FASI

FASI operating lease expense increased $0.6 million, or 15.4%, to $4.5 million for the six months ended June 30, 2014 from $3.9 million for the same period in 2012. Operating leases were 8.3% of FASI operating revenue for the six months ended June 30, 2014 compared with 8.4% in the same period of 2013.  Operating leases increased on a $0.5 million increase in office rent and a $0.1 million increase in truck and trailer rentals and leases. Office rent increased on expansion or relocation of certain existing facilities. Truck and trailer rentals and leases increased in conjunction with the higher revenue volumes discussed previously before being replaced with new Company-owned equipment during the second quarter of 2014.

TQI

TQI incurred less than $0.1 million for operating leases for the six months ended June 30, 2014 as the only on-going lease activity was for the TQI corporate headquarters. The $0.1 million decrease was due to a reduction in truck rentals, as rented units were replaced with Company-owned vehicles.

Depreciation and Amortization

Depreciation and amortization increased $3.5 million, or 31.3%, to $14.7 million for the six months ended June 30, 2014 from $11.2 million for the same period in 2013.  Depreciation and amortization was 4.0% of consolidated operating revenue for the six months ended June 30, 2014 compared to 3.7% for the same period in 2013.

Forward Air

Depreciation and amortization increased $2.4 million, or 30.4%, to $10.3 million for the six months ended June 30, 2014 from $7.9 million for the same period in 2013.  Depreciation and amortization expense as a percentage of Forward Air operating revenue was 3.6% for the six months ended June 30, 2014 compared to 3.3% for the six months ended June 30, 2013.  CST depreciation on property and equipment of $0.3 million and amortization on acquired intangibles of $1.2 million accounted for $1.5 million of the increase in depreciation and amortization. The remaining increase was primarily the result of new trailers and tractors purchased since the second quarter of 2013.

FASI

FASI depreciation and amortization increased $0.3 million, or 12.5%, to $2.7 million for the six months ended June 30, 2014 from $2.4 million for the same period in 2013.  Depreciation and amortization expense as a percentage of FASI operating revenue was 5.0% in the six months ended June 30, 2014 compared to 5.1% in the same period of 2013. The increase in FASI depreciation is attributable to new tractors purchased to replace rented trucks and new conveyors and conveyor improvements purchased after June 30, 2013.

TQI

TQI depreciation and amortization increased $0.8 million, or 88.9%, to $1.7 million for the six months ended June 30, 2014 from $0.9 million for the same period of 2013.  Depreciation and amortization expense as a percentage of TQI operating revenue was 6.9% in the second quarter of 2014 compared to 5.6% in the same period of 2013. The increase in depreciation and amortization as a percentage of revenue is attributable to new trailers and tractors purchased for TQI since June 2013 and software amortization related to TQI's new operating system.

Insurance and Claims

Insurance and claims expense increased $1.4 million, or 24.1%, to $7.2 million for the six months ended June 30, 2014 from $5.8 million for the six months ended June 30, 2013.  Insurance and claims were 2.0% of consolidated operating revenue for the six months ended June 30, 2014 and 1.9% for the same period in 2013.

Forward Air

Forward Air insurance and claims expense increased $1.4 million, or 34.1%, to $5.5 million for the six months ended June 30, 2014 from $4.1 million for the six months ended June 30, 2013. Forward Air insurance and claims were 1.9% of operating revenue for the six months ended June 30, 2014 and 1.7% for the same period in 2013. Approximately $0.7 million of the increase was attributable to insurance and claims associated with CST. The remaining increase was attributable to a $0.3 million increase in cargo claims and $0.4 million increase in vehicle damage repairs.

FASI

FASI insurance and claims expense decreased $0.2 million, or 13.3%, to $1.3 million for the six months ended June 30, 2014 from $1.5 million for the six months ended June 30, 2013. FASI insurance and claims were 2.4% of FASI operating revenue for the six months ended June 30, 2014 compared to 3.2% for the same period in 2013. The decrease in FASI insurance and claims was largely attributable to a $0.3 million decrease in cargo claims, net of a $0.1 million increase in vehicle damage.

TQI

TQI insurance and claims expense increased $0.2 million to $0.4 million for the six months ended June 30, 2014 from $0.2 million for the six months ended June 30, 2013. TQI insurance and claims were 1.6% of TQI operating revenue for the six months ended June 30, 2014 compared to 1.3% for the same period in 2013. The increase in insurance in claims as a percentage of revenue is attributable to increased vehicle damage and vehicle insurance costs. These costs increased in conjunction with the expansion of the TQI Company-owned fleet.

Fuel Expense

Fuel expense increased $3.3 million, or 49.3%, to $10.0 million for the six months ended June 30, 2014 from $6.7 million in the same period of 2013.  Fuel expense was 2.7% of consolidated operating revenue for the six months ended June 30, 2014 compared with 2.2% for the same period in 2013.

Forward Air

Fuel expense increased $2.1 million to $4.1 million for the six months ended June 30, 2014 from $2.0 million in the same period of 2013.  Fuel expense was 1.4% of Forward Air operating revenue in the six months ended June 30, 2014 compared to 0.8% for the same period of 2013. Approximately $1.9 million was attributable to fuel expense associated with CST. The remaining increase in fuel was attributable to our previously existing operations and increased in conjunction with the volume increases discussed previously.

FASI

FASI fuel expense increased $0.4 million, or 12.9%, to $3.5 million for the six months ended June 30, 2014 from $3.1 million in the same period of 2013.  Fuel expenses were 6.5% of FASI operating revenue for the six months ended June 30, 2014 compared to 6.7% in the same period in 2013.  The increase in FASI fuel expense was mostly the result of increased company mileage associated with the higher business volumes discussed previously and the shift away from third party transportation providers to Company-employed drivers and vehicles as discussed previously.

TQI

TQI fuel expense increased $0.8 million, or 50.0%, to $2.4 million for the six months ended June 30, 2014 from $1.6 million for the same period of 2013.  Fuel expenses were 9.7% of TQI operating revenue for the six months ended June 30, 2014 compared to 9.9% for the same period in 2013.  The 0.2% decrease as percentage of revenue was attributable to new vehicles with improved transmissions put in service during the second quarter of 2014 that have reduced TQI's fuel cost per mile. These second quarter savings were partially offset by the impact of severe weather on TQI's operations during the first quarter of 2014.

Other Operating Expenses

Other operating expenses increased $6.7 million, or 27.7%, to $30.9 million for the six months ended June 30, 2014 from $24.2 million in the same period of 2013.  Other operating expenses were 8.5% of consolidated operating revenue for the six months ended June 30, 2014 compared with 8.0% in the same period of 2013.

Forward Air

Other operating expenses increased $5.3 million, or 29.1%, to $23.5 million during the six months ended June 30, 2014 from $18.2 million in the same period of 2013.  Other operating expenses were 8.1% of Forward Air operating revenue for the six months ended June 30, 2014 compared to 7.6% in the same period of 2013.  Approximately $4.7 million of the increase in total dollars, or 0.9% as a percentage of revenue, was attributable to other operating expenses associated with CST. Prior to CST costs, the improvement in other operating expenses as a percentage of revenue is attributable to the six months ended June 30, 2013, including $0.3 million for a national corporate meeting and $0.3 million of additional bad debt expense for specific account reserves. The six months ended June 30, 2014 and 2013 both included $0.9 million of transactions costs incurred for the acquisitions of CST and TQI.

FASI

FASI other operating expenses increased $1.2 million, or 21.8%, to $6.7 million for the six months ended June 30, 2014 compared to $5.5 million for the same period in 2013.  FASI other operating expenses for the six months ended June 30, 2014 were 12.3% of the segment’s operating revenue compared to 11.8% for the same period in 2013.  The increase in FASI's other operating expenses as a percentage of revenue and in terms of total dollars was driven by a $1.2 million increase in agent station costs. As noted above, we opened additional agent stations to service the new business initiated during the first and second quarters of 2013. As percentage of revenue the increase in agent stations costs were partially offset by the increase in revenue exceeding the increase in other operating expenses.

TQI

TQI other operating expenses increased $0.3 million, or 37.5%. to $1.1 million for the six months ended June 30, 2014 from $0.8 million for the same period of 2013.  Other operating expenses as a percentage of TQI operating revenue was 4.5% for the six months ended June 30, 2014 compared to 5.0% for the same period of 2013. The increase in total dollars was attributable to increased variable costs, such as vehicle maintenance and highway related expenses, such as tolls and licenses, which increased in conjunction with the volume increases discussed previously. The remaining decline as a percentage of revenue is due to the increase in revenue out pacing the increase in other operating expenses.

Intercompany Eliminations

Intercompany eliminations were $0.4 million for the six months ended June 30, 2014 compared to $0.3 million for the same period in 2013.   These intercompany eliminations are the result of handling services Forward Air and FASI provided each other during the six months ended June 30, 2014.

Results from Operations

Income from operations increased by $5.6 million, or 14.6%, to $43.9 million for the six months ended June 30, 2014 compared to $38.3 million in the same period of 2013. Income from operations was 12.0% of consolidated operating revenue for the six months ended June 30, 2014 compared with 12.7% in the same period of 2013.

Forward Air

Income from operations increased by $2.3 million, or 6.0%, to $40.6 million for the six months ended June 30, 2014 compared with $38.3 million for the same period in 2013.  Income from operations as a percentage of Forward Air operating revenue was 14.1% for the six months ended June 30, 2014 compared with 15.9% in the same period of 2013.  The increase in operating income was attributable to the acquisition of CST. Excluding CST, operating income was flat for the six months ended June 30, 2014 compared to the same period in 2013. Improved results during the second quarter of 2014 on increased revenues offset the deterioration in income from operations from the first quarter of 2014 that was primarily the result of severe weather impacting Forward Air operations.

FASI

FASI’s income from operations improved approximately $2.0 million to income of $1.0 million for the six months ended June 30, 2014 compared to a $1.0 million loss for the six months ended June 30, 2013.  The improvement in operating performance is largely attributable to the increase in revenue as well as improved efficiencies and savings obtained primarily in our dock and total driver costs during the six months ended June 30, 2014 compared to the same period in 2013.

TQI

TQI income from operations increased by $1.3 million to $2.3 million for the six months ended June 30, 2014 compared with $1.0 million for the same period in 2013.  Income from operations as a percentage of TQI operating revenue was 9.3% for the six months ended June 30, 2014 compared with 6.2% in the same period of 2013. Improvement in income from operations as percentage of revenue was attributable to higher revenue and increased utilization of owner-operators and Company-employed drivers as opposed to more costly third party transportation providers.

Interest Expense

Interest expense was $0.2 million for the six months ended June 30, 2014 compared to $0.3 million for the same period of 2013.  Decrease is attributable to a reduction of interest expense for the settlement of a TQI tax matter for which the interest accrued was less than the amount required to be paid.

Other, net

Other, net of $0.2 million for the six months ended June 30, 2014 primarily represents unrealized gains on trading securities held.

Income Taxes

The combined federal and state effective tax rate for the six months ended June 30, 2014 was 37.6% compared to a rate of 35.2% for the same period in 2013. The increase in our effective tax rate was primarily due to the 2013 retroactive reinstatement of alternative fuel tax credits for 2012 and benefits obtained from disqualified dispositions by employees of previously non-deductible incentive stock options.

Net Income

As a result of the foregoing factors, net income increased by $2.7 million, or 10.9%, to $27.4 million for the six months ended June 30, 2014 compared to $24.7 million for the same period in 2013.

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

Valuation of Goodwill

We test our goodwill for impairment annually or more frequently if events or circumstances indicate impairment may exist. Examples of such events or circumstances could include a significant change in business climate or a loss of significant customers. We complete our annual analysis of our reporting units as of the last day of our second quarter, June 30th. We first consider our operating segment and related components in accordance with U.S. GAAP. Goodwill is allocated to operating segments that are expected to benefit from the business combinations generating the goodwill. We have four reporting units - Forward Air, CST, FASI and TQI. In evaluating reporting units, we first assess qualitative factors to determine whether it is more likely than not that the fair value of either of its reporting units is less than its carrying amount, including goodwill. When performing the qualitative assessment, we consider the impact of factors including, but not limited to, macroeconomic and industry conditions, overall financial performance of each reporting unit, litigation and new legislation. If based on the qualitative assessments we believe it is more likely than not that the fair value of either reporting unit is less than the reporting unit's carrying amount, or as periodically deemed appropriate by management, we will prepare an estimation of the respective reporting unit's fair value. If this estimation of fair value indicates that impairment potentially exists, we will then measure the amount of the impairment, if any. Goodwill impairment exists when the calculated implied fair value of goodwill is less than its carrying value.

We determine the fair value of our reporting units based on a combination of a market approach, which considers comparable companies, and the income approach, using a discounted cash flow model. Under the market approach, valuation multiples are derived based on a selection of comparable companies and applied to projected operating data for each reporting unit to arrive at an indication of fair value. Under the income approach, the discounted cash flow model determines fair value based on the present value of management prepared projected cash flows over a specific projection period and a residual value related to future cash flows beyond the projection period. Both values are discounted using a rate which reflects our best estimate of the weighted average cost of capital of a market participant and are adjusted for appropriate risk factors. We believe the most sensitive estimate used in our income approach is the management prepared projected cash flows. As deemed appropriate by management, we perform sensitivity tests to ensure reductions of the present value of the projected cash flows by at least 10% would not adversely impact the results of the goodwill impairment tests. Historically, we have equally weighted the income and market approaches as we believed the quality and quantity of the collected information were approximately equal.

In 2014, we performed a fair value estimation for each operating segment. Our 2014 calculations for Forward Air, CST, FASI and TQI indicated that, as of June 30, 2014, the fair value of each reporting unit exceeded their carrying value by approximately 165.0%, 9.0%, 90.0% and 40.0%, respectively. For our 2014 analysis, the significant assumptions used for the income approach were 10 years of projected net cash flows and the following discount and long-term growth rates:

	Forward Air	CST	FASI	TQI
Discount rate	11.5%	12.5%	16.0%	16.0%
Long-term growth rate	5.0%	4.0%	5.0%	4.0%

Impact of Recent Accounting Pronouncements

In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2016 (early adoption is not permitted). The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the impact of the amended guidance on our consolidated financial position, results of operations and related disclosures.
Liquidity and Capital Resources

We have historically financed our working capital needs, including capital expenditures, with cash flows from operations and borrowings under our bank lines of credit. Net cash provided by operating activities totaled approximately $39.2 million for the six months ended June 30, 2014 compared to approximately $37.3 million for the six months ended June 30, 2013. The $1.9 million increase in cash provided by operating activities is mainly attributable to a $7.0 million increase in net earnings after consideration of non-cash items and a $10.8 million decrease in cash used to fund accounts payable and prepaid assets, net of a $15.9 million decrease in cash collected from accounts receivable. The decreases in cash used for accounts payable and prepaid assets and the cash received from accounts receivables are attributable to the increased revenue activity discussed previously and the resulting impact on working capital.

Net cash used in investing activities was approximately $116.1 million for the six months ended June 30, 2014 compared with approximately $72.3 million used in investing activities during the six months ended June 30, 2013. Investing activities during the six months ended June 30, 2014 consisted primarily of $83.0 million used to acquire CST and net capital expenditures of $33.0 million primarily for new trailers, vehicles and forklifts to replace aging units.  Investing activities during the six months ended June 30, 2013 consisted primarily of $45.3 million used to acquire TQI and net capital expenditures of $26.9 million primarily for new trailers, vehicles and forklifts to replace aging units.The proceeds from disposal of property and equipment during the six months ended June 30, 2014 and 2013 were primarily from sales of older trailers and vehicles.

Net cash used in financing activities totaled approximately $25.5 million for the six months ended June 30, 2014 compared with net cash provided by investing activities of $4.0 million for the six months ended June 30, 2013.  The $29.5 million decrease in in cash from financing activities was attributable to $20.0 million used to repurchase shares of our common stock, a $18.8 million decline in cash from employee stock transactions and related tax benefits and a $1.4 million increase in dividends paid. These decreases in cash flows were partially offset by a $10.7 million decrease in payments on debt and capital leases. Payments on debt and capital leases decreased as the result of lower debt assumed and settled with the acquisition of CST as compared to TQI. Dividends increased on new shares issued through stock option exercises and our Board of Directors increasing the quarterly cash dividend from $0.10 per share to $0.12 per share during the first quarter of 2014.

In February 2012, we entered into a $150.0 million credit facility. This facility has a term of five years and matures in February 2017. Interest rates for advances under the facility are LIBOR plus 1.1% based upon covenants related to total indebtedness to earnings (1.3% at June 30, 2014). The agreement contains certain covenants and restrictions related to new indebtedness, investment types and dispositions of property. None of the covenants are expected to significantly affect our operations or ability to pay dividends. No assets are pledged as collateral against the credit facility. As of June 30, 2014, we had no borrowings outstanding under the credit facility. At June 30, 2014, we had utilized $9.7 million of availability for outstanding letters of credit and had $140.3 million of available borrowing capacity under this credit facility.

On February 7, 2014, our Board of Directors approved a new stock repurchase authorization for up to two million shares of the our common stock. During the three months ended June 30, 2014, we repurchased 446,986 for $20.0 million, or $44.71 per share. As of June 30, 2014, 1,553,014 shares remain that may be repurchased.

During the first and second quarters of 2013, our Board of Directors declared a cash dividend of $0.10 per share.  During the first and second quarters of 2014, our Board of Directors declared a cash dividend of $0.12 per share.  We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by our Board of Directors.

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

The SEC's general guidance permits the exclusion of an assessment of the effectiveness of a registrant's disclosure controls and procedures as they relate to its internal controls over financial reporting for an acquired business during the first year following such acquisition, if among other circumstances and factors there is not adequate time between the acquisition date and the date of assessment. As previously disclosed, the Company completed its acquisition of Central States Trucking Company and Central States Logistics, Inc. (collectively referred to as “CST”) on February 2, 2014. CST represents approximately19.4% percent of the Company's total assets as of June 30, 2014. Management's assessment and conclusion on the effectiveness of the Company's disclosure controls and procedures as of June 30, 2014 excluded an assessment of the internal control over financial reporting of CST.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information with respect to purchases we made of shares of our common stock during each month in the quarter ended June 30, 2014:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
April 2014	—	—	—	2,000,000
May 2014	130,441	$44.05	130,441	1,869,559
June 2014	316,545	$44.98	446,986	1,553,014
	446,986	$44.71	446,986	1,553,014

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

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

Forward Air Corporation
Date: July 25, 2014	By:	/s/ Rodney L. Bell
Rodney L. Bell Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer)

By:	/s/ Michael P. McLean
Michael P. McLean Chief Accounting Officer, Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

No.	Exhibit
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