Form 10-Q
period 2014-09-30
FORWARD AIR CORP
filed 2014-10-24
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2014
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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of October 20, 2014 was 30,450,053.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited).

Forward Air Corporation
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)
(Unaudited)
	September 30, 2014	December 31, 2013
Assets
Current assets:
Cash	$24,573	$127,367
Accounts receivable, less allowance of $2,294 in 2014 and $1,919 in 2013	100,016	76,500
Other current assets	14,057	16,493
Total current assets	138,646	220,360

Property and equipment	303,755	271,050
Less accumulated depreciation and amortization	127,259	116,287
Total property and equipment, net	176,496	154,763
Goodwill and other acquired intangibles:
Goodwill	140,678	88,496
Other acquired intangibles, net of accumulated amortization of $38,100 in 2014 and $31,790 in 2013	71,778	40,110
Total net goodwill and other acquired intangibles	212,456	128,606
Other assets	2,347	2,540
Total assets	$529,945	$506,269

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$21,395	$16,267
Accrued expenses	23,356	18,275
Current portion of debt and capital lease obligations	280	69
Total current liabilities	45,031	34,611

Long-term debt and capital lease obligations, less current portion	1,346	3
Other long-term liabilities	8,148	8,940
Deferred income taxes	28,838	26,850

Shareholders’ equity:
Preferred stock	—	—
Common stock, $0.01 par value: Authorized shares - 50,000,000, Issued and outstanding shares - 30,245,216 in 2014 and 30,522,079 in 2013	302	305
Additional paid-in capital	126,516	107,726
Retained earnings	319,764	327,834
Total shareholders’ equity	446,582	435,865
Total liabilities and shareholders’ equity	$529,945	$506,269

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Operating revenue	$201,477	$170,033	$566,897	$471,396

Operating expenses:
Purchased transportation	85,874	75,211	242,259	206,462
Salaries, wages and employee benefits	45,651	39,165	131,464	109,149
Operating leases	8,503	6,991	25,019	20,923
Depreciation and amortization	8,115	6,220	22,879	17,377
Insurance and claims	3,747	3,290	10,978	9,164
Fuel expense	5,012	3,871	14,990	10,535
Other operating expenses	17,669	12,428	48,537	36,634
Total operating expenses	174,571	147,176	496,126	410,244
Income from operations	26,906	22,857	70,771	61,152

Other income (expense):
Interest expense	(172)	(145)	(355)	(401)
Other, net	(55)	27	144	72
Total other income (expense)	(227)	(118)	(211)	(329)
Income before income taxes	26,679	22,739	70,560	60,823
Income taxes	9,935	8,542	26,437	21,941
Net income and comprehensive income	$16,744	$14,197	$44,123	$38,882

Net income per share:
Basic	$0.55	$0.47	$1.44	$1.30
Diluted	$0.54	$0.46	$1.41	$1.27
Weighted average shares outstanding:
Basic	30,415	30,374	30,710	30,017
Diluted	30,932	30,986	31,234	30,677

Dividends per share:	$0.12	$0.10	$0.36	$0.30

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended
	September 30, 2014	September 30, 2013

Operating activities:
Net income	$44,123	$38,882
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	22,879	17,377
Share-based compensation	5,005	4,619
Gain on disposal of property and equipment	(441)	(468)
Provision for (recovery) loss on receivables	(39)	234
Provision for revenue adjustments	1,896	1,705
Deferred income tax	1,729	4,658
Excess tax benefit for stock options exercised	(554)	(3,207)
Changes in operating assets and liabilities
Accounts receivable	(15,875)	(4,262)
Prepaid expenses and other current assets	(1,397)	(1,575)
Accounts payable and accrued expenses	7,767	2,524
Net cash provided by operating activities	65,093	60,487

Investing activities:
Proceeds from disposal of property and equipment	1,582	1,665
Purchases of property and equipment	(37,101)	(33,266)
Acquisition of business, net of cash acquired	(84,348)	(45,328)
Other	53	(111)
Net cash used in investing activities	(119,814)	(77,040)

Financing activities:
Payments of debt and capital lease obligations	(9,662)	(20,351)
Proceeds from exercise of stock options	13,083	29,866
Payments of cash dividends	(11,141)	(9,071)
Repurchase of common stock (repurchase program)	(39,972)	—
Common stock issued under employee stock purchase plan	148	137
Cash settlement of share-based awards for minimum tax withholdings	(1,083)	(866)
Excess tax benefit for stock options exercised	554	3,207
Net cash (used in) provided by financing activities	(48,073)	2,922
Net decrease in cash	(102,794)	(13,631)
Cash at beginning of period	127,367	112,182
Cash at end of period	$24,573	$98,551

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2014

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company’s operating results are subject to seasonal trends when measured on a quarterly basis; therefore operating results for the three and nine months ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014. For further information, refer to the consolidated financial statements and notes thereto included in the Forward Air Corporation Annual Report on Form 10-K for the year ended December 31, 2013.

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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2014

3.    Acquisitions and Goodwill

Acquisition of CST

On February 2, 2014, the Company acquired all of the outstanding capital stock of Central States Trucking Co. and Central States Logistics, Inc. (collectively referred to as “CST”). Pursuant to the terms of the Agreement and concurrently with the execution of the Agreement, the Company acquired all of the outstanding capital stock of CST in exchange for $82,998 in net cash and $11,215 in assumed debt. With the exception of capital leases, the assumed debt was immediately paid in full after funding of the acquisition. The acquisition and settlement of the assumed debt were funded using the Company's cash on hand. Under the purchase agreement, $10,000 of the purchase price was paid into an escrow account to protect the Company against potential unknown liabilities. The amount held in escrow will be remitted to the sellers on February 2, 2015.
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
As part of the Company's strategy to scale CST's operations, on September 5, 2014, CST acquired certain assets of Recob Great Lakes Express, Inc. ("RGL") for $1,350. The acquisition of RGL's assets provided an opportunity for CST to expand into an additional midwest market.
The Company incurred total transaction costs related to the acquisitions of approximately $900, which were expensed during the nine months ended September 30, 2014, in accordance with U.S. GAAP. These transaction costs were primarily included in "Other operating expenses" in the consolidated statements of comprehensive income.
The assets, liabilities, and operating results of CST and RGL have been included in the Company's consolidated financial statements from the dates of acquisition and have been assigned to the Forward Air reportable segment. The results of CST and RGL operations are reflected in the Company's consolidated statements of comprehensive income for the three and nine months ended September 30, 2014 from the dates of acquisition are as follows (in thousands, except per share data):

	Three months ended September 30, 2014	Dates of acquisition to September 30, 2014
Operating revenue	$21,100	$49,975
Income from operations	2,517	4,804
Net income	1,553	2,934
Net income per share
Basic	$0.05	$0.10
Diluted	$0.05	$0.09
Acquisition of TQI

On March 4, 2013, the Company entered into a Stock Purchase Agreement ("Agreement") with all of the shareholders of TQI to acquire all of the outstanding stock. Pursuant to the terms of the Agreement and concurrently with the execution of the Agreement, the Company acquired all of the outstanding capital stock of TQI in exchange for $45,328 in net cash, $20,113 in assumed debt and an available earn-out of up to $5,000. The assumed debt was immediately paid in full after funding of the acquisition. The acquisition and settlement of the assumed debt were funded using the Company's cash on hand. Under the purchase agreement, $4,500 of the purchase price was paid into an escrow account to protect the Company against potential unknown liabilities. The amount held in escrow was remitted to the sellers in September 2014.
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
September 30, 2014

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
The assets, liabilities, and operating results of TQI have been included in the Company's consolidated financial statements from the date of acquisition and have been assigned to the TQI reportable segment. The results of TQI reflected in the Company's consolidated statements of comprehensive income for the three and nine months ended September 30, 2013 from the date of acquisition (March 4, 2013) are as follows (in thousands, except per share data):

	Three months ended September 30, 2013	March 4, 2013 to September 30, 2013
Operating revenue	$12,431	$28,545
Income from operations	934	1,936
Net income	547	1,180
Net income per share
Basic	$0.02	$0.04
Diluted	$0.02	$0.04
Allocations of Purchase Prices
The following table presents the allocations of the CST and TQI purchase prices to the assets acquired and liabilities assumed based on their estimated fair values and resulting residual goodwill (in thousands):

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2014

	CST	RGL	TQI
	February 2, 2014	September 5, 2014	March 4, 2013
Tangible assets:
Accounts receivable	$9,498	$—	$5,639
Prepaid expenses and other current assets	101	—	1,093
Property and equipment	2,132	209	5,103
Other assets	35	—	728
Deferred income taxes	—	—	947
Total tangible assets	11,766	209	13,510
Intangible assets:
Non-compete agreements	930	14	470
Trade name	500	—	1,000
Customer relationships	36,000	535	22,300
Goodwill	51,590	592	45,164
Total intangible assets	89,020	1,141	68,934
Total assets acquired	100,786	1,350	82,444

Liabilities assumed:
Current liabilities	6,573	—	4,725
Other liabilities	—	—	1,735
Debt and capital lease obligations	11,215	—	20,113
Deferred income taxes	—	—	10,543
Total liabilities assumed	17,788	—	37,116
Net assets acquired	$82,998	$1,350	$45,328
The above purchase price allocations for CST and RGL are preliminary as the Company is still in the process of finalizing the valuation of the acquired assets and liabilities assumed. The above estimated fair values of assets acquired and liabilities assumed for CST and RGL are based on the information that was available as of the acquisition dates through the date of this filing. The acquired definite-live intangible assets have the following useful lives:

Useful Lives
	CST	RGL	TQI
Customer relationships	15 years	15 years	15 years
Non-competes	5 years	5 years	5 years
Trade names	2 years	-	5 years
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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2014

Pro forma
The following unaudited pro forma information presents a summary of the Company's consolidated results of operations as if the acquisitions occurred as of January 1, 2013 (in thousands, except per share data).

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Operating revenue	$201,477	$187,924	$571,986	$529,022
Income from operations	26,906	25,470	70,983	68,012
Net income	16,744	15,814	44,254	43,128
Net income per share
Basic	$0.55	$0.52	$1.44	$1.44
Diluted	$0.54	$0.51	$1.42	$1.41
Goodwill
The following is a summary of the changes in goodwill for the nine months ended September 30, 2014. All goodwill, except the goodwill assigned to TQI, is deductible for tax purposes.

	Forward Air		FASI		TQI		Total
		Accumulated		Accumulated		Accumulated
	Goodwill	Impairment	Goodwill	Impairment	Goodwill	Impairment	Net
Beginning balance, December 31, 2013	$37,926	$—	$12,359	$(6,953)	$45,164	$—	$88,496
CST and RGL acquisitions	52,182	—	—	—	—	—	52,182
Ending balance, September 30, 2014	$90,108	$—	$12,359	$(6,953)	$45,164	$—	$140,678
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
September 30, 2014

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

Employee Activity - Stock Options

Stock option grants to employees generally expire seven years from the grant date and typically vest ratably over a three-year period.  The Company used the Black-Scholes option-pricing model to estimate the grant-date fair value of options granted.  The weighted-average fair value of options granted and assumptions used to calculate their fair value during the three and nine months ended September 30, 2014 and 2013 were as follows:

	Three months ended
	September 30, 2014	September 30, 2013
Expected dividend yield	—%	1.2%
Expected stock price volatility	—%	43.4%
Weighted average risk-free interest rate	—%	1.5%
Expected life of options (years)	0.0	4.5
Weighted average grant date fair value	$—	$13

	Nine months ended
	September 30, 2014	September 30, 2013
Expected dividend yield	1.2%	1.2%
Expected stock price volatility	38.8%	43.7%
Weighted average risk-free interest rate	1.6%	0.9%
Expected life of options (years)	5.3	5.3
Weighted average grant date fair value	$14	$13

The following tables summarize the Company’s employee stock option activity and related information:

	Three months ended September 30, 2014
				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Options	Exercise	Value	Contractual
	(000)	Price	(000)	Term
Outstanding at June 30, 2014	1,431	$28
Granted	—	—
Exercised	(51)	29
Forfeited	—	—
Outstanding at September 30, 2014	1,380	$28	$25,745	2.4
Exercisable at September 30, 2014	1,174	$26	$24,377	1.8

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2014

	Three months ended
	September 30, 2014	September 30, 2013
Shared-based compensation for options	$343	$329
Tax benefit for option compensation	$131	$124
Unrecognized compensation cost for options, net of estimated forfeitures	$1,971	$1,899

	Nine months ended September 30, 2014
				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Options	Exercise	Value	Contractual
	(000)	Price	(000)	Term
Outstanding at December 31, 2013	1,732	$27
Granted	101	43
Exercised	(445)	28
Forfeited	(8)	38
Outstanding at September 30, 2014	1,380	$28	$25,745	2.4
Exercisable at September 30, 2014	1,174	$26	$24,377	1.8

	Nine months ended
	September 30, 2014	September 30, 2013
Shared-based compensation for options	$989	$1,076
Tax benefit for option compensation	$377	$381
Unrecognized compensation cost for options, net of estimated forfeitures	$1,971	$1,899

Employee Activity - Non-vested Shares

Non-vested share grants to employees vest ratably over a three-year period.  The non-vested shares’ fair values were estimated using closing market prices on the day of grant. The following tables summarize the Company’s employee non-vested share activity and related information:

	Three months ended September 30, 2014
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at June 30, 2014	189	$40
Granted	2	47
Vested	—	—
Forfeited	—	—
Outstanding and non-vested at September 30, 2014	191	$40	$7,606

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2014

	Three months ended
	September 30, 2014	September 30, 2013
Shared-based compensation for non-vested shares	$906	$781
Tax benefit for non-vested share compensation	$345	$297
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$5,241	$4,508

	Nine months ended September 30, 2014
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2013	186	$35
Granted	99	43
Vested	(94)	43
Forfeited	—	—
Outstanding and non-vested at September 30, 2014	191	$40	$7,606

	Nine months ended
	September 30, 2014	September 30, 2013
Shared-based compensation for non-vested shares	$2,726	$2,289
Tax benefit for non-vested share compensation	$1,039	$872
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$5,241	$4,508

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

	Nine months ended
	September 30, 2014	September 30, 2013
Expected stock price volatility	32.5%	34.5%
Weighted average risk-free interest rate	0.7%	0.4%

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2014

The following tables summarize the Company’s employee performance share activity, assuming median share awards, and related information:

	Three months ended September 30, 2014
		Weighted-	Aggregate
	Performance	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at June 30, 2014	74	$44
Granted	—	—
Additional shares awarded based on performance	—	—
Vested	—	—
Outstanding and non-vested at September 30, 2014	74	$44	$3,279

	Three months ended
	September 30, 2014	September 30, 2013
Shared-based compensation for performance shares	$275	$275
Tax benefit for performance share compensation	$105	$105
Unrecognized compensation cost for performance shares, net of estimated forfeitures	$1,500	$1,465

	Nine months ended September 30, 2014
		Weighted-	Aggregate
	Performance	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2013	88	$37
Granted	23	48
Additional shares awarded based on performance	19	30
Vested	(56)	30
Outstanding and non-vested at September 30, 2014	74	$44	$3,279

	Nine months ended
	September 30, 2014	September 30, 2013
Shared-based compensation for performance shares	$822	$780
Tax benefit for performance share compensation	$313	$297
Unrecognized compensation cost for performance shares, net of estimated forfeitures	$1,500	$1,465

Employee Activity - Employee Stock Purchase Plan

Under the 2005 Employee Stock Purchase Plan (the “ESPP”), which has been approved by shareholders, the Company is authorized to issue up to a remaining 408,508 shares of common stock to employees of the Company. These shares may be issued at a price equal to 90% of the lesser of the market value on the first day or the last day of each six-month purchase period. Common stock purchases are paid for through periodic payroll deductions and/or up to two large lump sum contributions. For the nine months

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2014

ended September 30, 2014, participants under the plan purchased 3,814 shares at an average price of $38.88 per share. For the nine months ended September 30, 2013, participants under the plan purchased 4,241 shares at an average price of $32.34 per share. The weighted-average fair value of each purchase right under the ESPP granted for the nine months ended September 30, 2014, which is equal to the discount from the market value of the common stock at the end of each six month purchase period, was $8.97 per share. The weighted-average fair value of each purchase right under the ESPP granted for the nine months ended September 30, 2013, which is equal to the discount from the market value of the common stock at the end of each six month purchase period, was $5.94 per share. Share-based compensation expense of $35 and $26 was recognized during the nine months ended September 30, 2014 and 2013, respectively.

Non-employee Director Activity - Non-vested Shares

Grants of non-vested shares to non-employee directors vest ratably over the elected term to the Board of Directors, or approximately one year.  The following tables summarize the Company’s non-employee non-vested share activity and related information:

	Three months ended September 30, 2014
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at June 30, 2014	14	$43
Granted	—	—
Vested	—	—
Outstanding and non-vested at September 30, 2014	14	$43	$602

	Three months ended
	September 30, 2014	September 30, 2013
Shared-based compensation for non-vested shares	$152	$141
Tax benefit for non-vested share compensation	$58	$54
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$363	$335

	Nine months ended September 30, 2014
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2013	15	$38
Granted	14	43
Vested	(15)	38
Outstanding and non-vested at September 30, 2014	14	$43	$602

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2014

	Nine months ended
	September 30, 2014	September 30, 2013
Shared-based compensation for non-vested shares	$433	$448
Tax benefit for non-vested share compensation	$165	$171
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$363	$335

Non-employee Director Activity - Stock Options

In addition to the above activity, each May from 1995 to 2005 options were granted to the non-employee directors of the Company.  The options have terms of ten years and are fully exercisable.  At September 30, 2014, 7,500 options were outstanding and will expire May 2015.  At September 30, 2014, the weighted average exercise price per share and remaining contractual term for the outstanding options of non-employee directors were $26 and 0.6 years, respectively.

5.    Senior Credit Facility

In February 2012, the Company entered into a $150,000 credit facility. This facility has a term of five years and matures in February 2017. The Company entered into this larger credit facility in order to fund potential acquisitions, the repurchase of its common stock and the financing of other general business purposes. Interest rates for advances under the facility are LIBOR plus 1.1% based upon covenants related to total indebtedness to earnings (1.3% at September 30, 2014). The agreement contains certain covenants and restrictions, none of which are expected to significantly affect the Company's operations or ability to pay dividends. No assets are pledged as collateral against the credit facility. As of September 30, 2014, the Company had no borrowings outstanding under the senior credit facility. At September 30, 2014, the Company had utilized $9,749 of availability for outstanding letters of credit and had $140,251 of available borrowing capacity outstanding under the senior credit facility.

6.    Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three months ended		Nine months ended
	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Numerator:
Numerator for basic and diluted income per share - net income	$16,744	$14,197	$44,123	$38,882
Denominator (in thousands):
Denominator for basic income per share - weighted-average shares	30,415	30,374	30,710	30,017
Effect of dilutive stock options (in thousands)	418	447	431	512
Effect of dilutive performance shares (in thousands)	37	13	41	9
Effect of dilutive non-vested shares and deferred stock units (in thousands)	62	152	52	139
Denominator for diluted income per share - adjusted weighted-average shares	30,932	30,986	31,234	30,677
Basic net income per share	$0.55	$0.47	$1.44	$1.30
Diluted net income per share	$0.54	$0.46	$1.41	$1.27

The number of instruments that could potentially dilute net income per basic share in the future, but that were not included in the computation of net income per diluted share because to do so would have been anti-dilutive for the periods presented, are as follows:

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2014

	September 30, 2014	September 30, 2013
Anti-dilutive stock options (in thousands)	108	186
Anti-dilutive performance shares (in thousands)	—	—
Total anti-dilutive shares (in thousands)	108	186

7.    Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states and Canada. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2009.

For the three and nine months ended September 30, 2014 and 2013, the effective income tax rates varied from the statutory federal income tax rate of 35.0%, primarily as a result of the effect of state income taxes, net of the federal benefit, and permanent differences between book and tax net income. The combined federal and state effective tax rate for the nine months ended September 30, 2014 was 37.5% compared to a rate of 36.1% for the same period in 2013.  The increase in the effective tax rate was primarily due to 2013 benefiting from a retroactive reinstatement of alternative fuel tax credits for 2012 and higher benefits obtained from disqualified dispositions by employees of previously non-deductible incentive stock options.

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

	September 30, 2014
	Carrying Value	Fair Value
Capital leases	$1,626	$1,662

The Company's fair value calculations for the above financial instruments are classified within level 3 of the fair value hierarchy.

9.    Shareholders' Equity

During each quarter of 2013, the Company's Board of Directors declared a cash dividend of $0.10 per share of common stock. During each quarter of 2014 , the Company's Board of Directors declared a cash dividend of $0.12 per share of common stock. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

On February 7, 2014, our Board of Directors approved a new stock repurchase authorization for up to two million shares of our common stock. During the three months ended September 30, 2014, the Company repurchased 434,993 for $19,987, or $45.95 per share. During the nine months ended September 30, 2014, the Company repurchased 881,979 for $39,972, or $45.32 per share. As of September 30, 2014, 1,118,021 shares remain that may be repurchased.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2014

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

The following tables summarize segment information about net income and assets used by the chief operating decision maker of the Company in making decisions regarding allocation of assets and resources as of and for the three and nine months ended September 30, 2014 and 2013.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2014

	Three months ended September 30, 2014
	Forward Air	FASI	TQI	Eliminations	Consolidated
External revenues	$159,025	$30,462	$11,990	$—	$201,477
Intersegment revenues	1,060	153	39	(1,252)	—
Depreciation and amortization	5,669	1,502	944	—	8,115
Share-based compensation expense	1,608	47	21	—	1,676
Interest expense	167	—	5	—	172
Interest income	1	—	—	—	1
Income tax expense	8,970	686	279	—	9,935
Net income	15,010	1,097	637	—	16,744
Total assets	595,447	43,771	88,462	(197,735)	529,945
Capital expenditures	2,064	1,610	7	—	3,681

	Three months ended September 30, 2013
	Forward Air	FASI	TQI	Eliminations	Consolidated
External revenues	$127,953	$29,649	$12,431	$—	$170,033
Intersegment revenues	838	179	—	(1,017)	—
Depreciation and amortization	4,238	1,254	728	—	6,220
Share-based compensation expense	1,471	28	26	—	1,525
Interest expense	144	1	—	—	145
Interest income	6	—	—	—	6
Income tax expense	7,604	551	387	—	8,542
Net income	12,768	882	547	—	14,197
Total assets	464,538	42,043	84,343	(100,122)	490,802
Capital expenditures	1,679	1,797	1,796	—	5,272

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2014

	Nine months ended September 30, 2014
	Forward Air	FASI	TQI	Eliminations	Consolidated
External revenues	$445,874	$84,482	$36,541	$—	$566,897
Intersegment revenues	2,664	390	230	(3,284)	—
Depreciation and amortization	15,976	4,229	2,674	—	22,879
Share-based compensation expense	4,829	128	48	—	5,005
Interest expense	377	2	(24)	—	355
Interest income	8	—	—	—	8
Income tax expense	24,367	1,034	1,036	—	26,437
Net income	40,196	1,693	2,234	—	44,123
Total assets	595,447	43,771	88,462	(197,735)	529,945
Capital expenditures	24,766	6,165	6,170	—	37,101

	Nine months ended September 30, 2013
	Forward Air	FASI	TQI	Eliminations	Consolidated
External revenues	$367,011	$75,841	$28,544	$—	$471,396
Intersegment revenues	1,969	540	—	(2,509)	—
Depreciation and amortization	12,110	3,621	1,646	—	17,377
Share-based compensation expense	4,453	113	53	—	4,619
Interest expense	395	6	—	—	401
Interest income	29	—	1	—	30
Income tax expense	20,989	196	756	—	21,941
Net income	37,481	221	1,180	—	38,882
Total assets	464,538	42,043	84,343	(100,122)	490,802
Capital expenditures	23,993	6,302	2,971	—	33,266

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Trends and Developments

Acquisitions of CST and RGL

On February 2, 2014, we acquired all of the outstanding capital stock of Central States Trucking Co. and Central States Logistics, Inc. (collectively referred to as “CST”). CST provides industry leading container and intermodal drayage services primarily within the Midwest region of the United States. CST also provides dedicated contract and Container Freight Station (“CFS”) warehouse and handling services. We acquired all of the outstanding capital stock of CST in exchange for $83.0 million in net cash and $11.2 million in assumed debt. With the exception of the assumed capital leases, the assumed debt was immediately paid in full after funding of the acquisition. The acquisition and settlement of the assumed debt were funded using our cash on hand. The assets, liabilities, and operating results of CST have been included in the Forward Air reportable segment.
The acquisition of CST provides us with a scalable platform for which to enter the intermodal drayage space and thereby continuing to expand and diversify our service offerings. As part of our strategy to scale CST's operations, on September 5, 2014, CST acquired certain assets of Recob Great Lakes Express, Inc. ("RGL") for $1.4 million. The acquisition of RGL's assets provided an opportunity for CST to expand into an additional midwest market.
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

Results from Operations
During the three months ended September 30, 2014, we experienced a 18.5% increase in our consolidated revenues compared to the three months ended September 30, 2013 and a 17.5% increase in our operating income.

Forward Air's revenue increased 24.3% and operating income increased 17.5% for the three months ended September 30, 2014, compared to the same period in 2013. Approximately 67.4% of the Forward Air revenue increase and 69.4% of the Forward Air operating income increase for the three months ended September 30, 2014, compared to the same period in 2013 was attributable to the acquisition of CST. The remaining increase was the result of higher airport-to-airport volumes combined with a general rate increase initiated at the beginning of March 2014.

FASI revenue increased 2.7% and operating results improved $0.4 million for the three months ended September 30, 2014, compared to the same period in 2013.  The FASI revenue and operating income increases were primarily the result of rate increases implemented during the first quarter of 2014 and improvement in operating processes.

TQI's revenue decreased 3.2% and operating income was consistent for the three months ended September 30, 2014, compared to the same period in 2013. However, operating income as a percentage of revenue increased to 7.5% for the three months ended September 30, 2014 from 7.3% for the three months ended September 30, 2013. These increases were largely driven by operating efficiencies gained since the acquisition of TQI.

Fuel Surcharge

Our net fuel surcharge revenue is the result of our fuel surcharge rates, which are set weekly using the national average for diesel price per gallon, and the tonnage transiting our network.  During the three and nine months ended September 30, 2014, total net fuel surcharge revenue increased 11.8% and 16.8%, respectively, as compared to the same periods in 2013. The increase in net fuel surcharge revenue for the three and nine months ended September 30, 2014 compared to the same periods in 2013 was mostly due to the acquisition of CST and increased FAI business volumes.

Goodwill

As of September 30, 2014, the carrying value of goodwill related to the Forward Air, FASI and TQI segments was $90.1 million, $5.4 million and $45.2 million, respectively. In accordance with our accounting policy, we conducted our annual impairment assessments and tests of goodwill for each reporting unit as of June 30, 2014 and no impairment charges were required.

Results of Operations

The following table sets forth our consolidated historical financial data for the three months ended September 30, 2014 and 2013 (in millions):

	Three months ended
	September 30, 2014	September 30, 2013	Change	Percent Change
Operating revenue	$201.5	$170.0	$31.5	18.5%
Operating expenses:
Purchased transportation	85.9	75.2	10.7	14.2
Salaries, wages, and employee benefits	45.7	39.1	6.6	16.9
Operating leases	8.5	7.0	1.5	21.4
Depreciation and amortization	8.1	6.2	1.9	30.6
Insurance and claims	3.7	3.3	0.4	12.1
Fuel expense	5.0	3.9	1.1	28.2
Other operating expenses	17.7	12.4	5.3	42.7
Total operating expenses	174.6	147.1	27.5	18.7
Income from operations	26.9	22.9	4.0	17.5
Other expense:
Interest expense	(0.2)	(0.1)	(0.1)	100.0
Total other expense	(0.2)	(0.1)	(0.1)	100.0
Income before income taxes	26.7	22.8	3.9	17.1
Income taxes	9.9	8.6	1.3	15.1
Net income	$16.8	$14.2	$2.6	18.3%

The following table sets forth our historical financial data by segment for the three months ended September 30, 2014 and 2013 (in millions):

	Three months ended
	September 30,	Percent of	September 30,	Percent of		Percent
	2014	Revenue	2013	Revenue	Change	Change
Operating revenue
Forward Air	$160.1	79.4%	$128.8	75.8%	$31.3	24.3%
FASI	30.6	15.2	29.8	17.5	0.8	2.7
TQI	12.0	6.0	12.4	7.3	(0.4)	(3.2)
Intercompany eliminations	(1.2)	(0.6)	(1.0)	(0.6)	(0.2)	20.0
Total	201.5	100.0	170.0	100.0	31.5	18.5

Purchased transportation
Forward Air	71.9	44.9	59.9	46.5	12.0	20.0
FASI	8.8	28.8	9.1	30.5	(0.3)	(3.3)
TQI	6.0	50.0	6.9	55.6	(0.9)	(13.0)
Intercompany eliminations	(0.8)	66.7	(0.7)	70.0	(0.1)	14.3
Total	85.9	42.6	75.2	44.2	10.7	14.2

Salaries, wages and employee benefits
Forward Air	33.1	20.7	27.3	21.2	5.8	21.2
FASI	10.4	34.0	10.0	33.6	0.4	4.0
TQI	2.2	18.3	1.8	14.5	0.4	22.2
Total	45.7	22.7	39.1	23.0	6.6	16.9

Operating leases
Forward Air	6.5	4.1	4.9	3.8	1.6	32.7
FASI	2.0	6.5	2.1	7.0	(0.1)	(4.8)
TQI	—	—	—	—	—	—
Total	8.5	4.2	7.0	4.1	1.5	21.4

Depreciation and amortization
Forward Air	5.7	3.6	4.2	3.3	1.5	35.7
FASI	1.5	4.9	1.3	4.4	0.2	15.4
TQI	0.9	7.5	0.7	5.7	0.2	28.6
Total	8.1	4.0	6.2	3.7	1.9	30.6

Insurance and claims
Forward Air	3.1	1.9	2.3	1.8	0.8	34.8
FASI	0.4	1.3	0.8	2.7	(0.4)	(50.0)
TQI	0.2	1.7	0.2	1.6	—	—
Total	3.7	1.9	3.3	1.9	0.4	12.1

Fuel expense
Forward Air	2.1	1.3	0.9	0.7	1.2	133.3
FASI	1.8	5.9	1.7	5.7	0.1	5.9
TQI	1.1	9.2	1.3	10.5	(0.2)	(15.4)
Total	5.0	2.5	3.9	2.3	1.1	28.2

Other operating expenses
Forward Air	13.5	8.4	8.7	6.7	4.8	55.2
FASI	3.9	12.7	3.4	11.4	0.5	14.7
TQI	0.7	5.8	0.6	4.8	0.1	16.7
Intercompany eliminations	(0.4)	33.3	(0.3)	30.0	(0.1)	33.3
Total	17.7	8.8	12.4	7.3	5.3	42.7

Income from operations
Forward Air	24.2	15.1	20.6	16.0	3.6	17.5
FASI	1.8	5.9	1.4	4.7	0.4	28.6
TQI	0.9	7.5	0.9	7.3	—	—
Total	$26.9	13.3%	$22.9	13.5%	$4.0	17.5%

The following table presents the components of the Forward Air segment’s operating revenue and purchased transportation for the three months ended September 30, 2014 and 2013 (in millions):

		Percent of		Percent of		Percent
	2014	Revenue	2013	Revenue	Change	Change
Operating Revenue
Forward Air
Airport-to-airport	$111.4	69.6%	$101.2	78.6%	$10.2	10.1%
Logistics services
Expedited full truckload - TLX	20.0	12.5	19.1	14.8	0.9	4.7
Intermodal/drayage	15.8	9.9	1.1	0.9	14.7	1,336.4
Total Logistics services	35.8	22.4	20.2	15.7	15.6	77.2
Other Forward Air services	12.9	8.0	7.4	5.7	5.5	74.3
Forward Air - Total revenue	160.1	79.4	128.8	75.8	31.3	24.3
TQI - Pharmaceutical services	12.0	6.0	12.4	7.3	(0.4)	(3.2)
Forward Air Solutions - Pool distribution	30.6	15.2	29.8	17.5	0.8	2.7
Intersegment eliminations	(1.2)	(0.6)	(1.0)	(0.6)	(0.2)	20.0
Consolidated operating revenue	$201.5	100.0%	$170.0	100.0%	$31.5	18.5%

		Percent of		Percent of		Percent
	2014	Revenue	2013	Revenue	Change	Change
Purchased Transportation
Forward Air
Airport-to-airport	$47.7	42.8%	$42.5	42.0%	$5.2	12.2%
Logistics services
Expedited full truckload - TLX	15.0	75.0	14.6	76.4	0.4	2.7
Intermodal/drayage	6.0	38.0	0.7	63.6	5.3	757.1
Total Logistics services	21.0	58.7	15.3	75.7	5.7	37.3
Other Forward Air services	3.2	24.8	2.1	28.4	1.1	52.4
Forward Air - Total purchased transportation	71.9	44.9	59.9	46.5	12.0	20.0
TQI - Pharmaceutical services	6.0	50.0	6.9	55.6	(0.9)	(13.0)
Forward Air Solutions - Pool distribution	8.8	28.8	9.1	30.5	(0.3)	(3.3)
Intersegment eliminations	(0.8)	66.7	(0.7)	70.0	(0.1)	14.3
Consolidated purchased transportation	$85.9	42.6%	$75.2	44.2%	$10.7	14.2%

Three Months Ended September 30, 2014 compared to Three Months Ended September 30, 2013

Revenues

Operating revenue increased by $31.5 million, or 18.5%, to $201.5 million for the three months ended September 30, 2014 from $170.0 million in the same period of 2013.

Forward Air

Forward Air operating revenue increased $31.3 million, or 24.3%, to $160.1 million from $128.8 million, accounting for 79.4% of consolidated operating revenue for the three months ended September 30, 2014 compared to 75.8% for the same period in 2013.  Airport-to-airport revenue, which is the largest component of our consolidated operating revenue, increased $10.2 million, or 10.1%, to $111.4 million from $101.2 million, accounting for 69.6% of the segment’s operating revenue during the three months ended September 30, 2014 compared to 78.6% during the three months ended September 30, 2013.   The increase in revenue was

attributable to higher tonnage, linehaul pricing, Complete revenue and net fuel surcharge revenues. A 4.9% increase in tonnage and a 4.3% increase in our base revenue per pound, excluding net fuel surcharge revenue and Complete revenue, accounted for $7.3 million of the increase in airport-to-airport revenue. The increase in average base revenue per pound was attributable to the general rate increase initiated at the beginning of March 2014.  The remaining increase in airport-to-airport revenue is the result of higher net fuel surcharge revenue and revenue from our Complete pick-up and delivery service.  Complete revenue increased $2.0 million, or 14.0%, during the three months ended September 30, 2014 compared to the same period of 2013.  The increase in Complete revenue was attributable to improved shipping volumes in our airport-to-airport network and a 10.6% increase in the attachment rate of Complete activity to linehaul shipments. Net fuel surcharge revenue increased $0.9 million and 10.2% during the three months ended September 30, 2014 compared to the same period in 2013. Net fuel surcharge revenue increased largely on improved airport-to-airport tonnage volumes.

Logistics revenue, which is TLX and our intermodal drayage services, increased $15.6 million, or 77.2%, to $35.8 million in the third quarter of 2014 from $20.2 million in the same period of 2013.  The increase in logistics revenue was attributable to a $14.7 million increase in intermodal drayage revenue in conjunction with the acquisition of CST. TLX revenue increased $0.9 million and 4.7% during the three months ended September 30, 2014, compared to the same period in 2013, as an approximate 17.6% increase in TLX's average revenue per mile was partially offset by a 11.3% reduction in miles driven to support TLX revenue. TLX's revenue per mile increased on a shift in business mix that provided a higher revenue per mile due to the required use of more expensive third party transportation providers.

Other revenue, which includes warehousing services and terminal handling, accounted for the final component of Forward Air operating revenue. Other revenue increased $5.5 million, or 74.3%, to $12.9 million in the third quarter of 2014 from $7.4 million in the same period of 2013. The increase in Forward Air other revenue was mainly attributable to $5.4 million in local delivery work, warehousing and handling revenues associated with the acquisition of CST and a $0.1 million increase in our existing Forward Air operations.

FASI

FASI operating revenue increased $0.8 million, or 2.7%, to $30.6 million for the three months ended September 30, 2014 from $29.8 million for the same period in 2013.  The increase in revenue was attributable to new business wins from new customers added since September 30, 2013.

TQI

TQI operating revenue decreased $0.4 million, or 3.2%, to $12.0 million for the three months ended September 30, 2014 from $12.4 million for the same period in 2013. Decrease in operating revenue attributable to a decrease in fuel surcharge revenue.

Intercompany Eliminations

Intercompany eliminations increased $0.2 million, or 20.0%, to $1.2 million in the third quarter of 2014 from $1.0 million in the same period of 2013.   The intercompany eliminations are the result of truckload, airport-to-airport, and handling services provided between our segments for the three months ended September 30, 2014 and 2013.

Purchased Transportation

Purchased transportation increased by $10.7 million, or 14.2%, to $85.9 million in the third quarter of 2014 from $75.2 million in the same period of 2013.  As a percentage of total operating revenue, purchased transportation was 42.6% during the three months ended September 30, 2014 compared to 44.2% for the same period of 2013.

Forward Air

Forward Air’s purchased transportation increased by $12.0 million, or 20.0%, to $71.9 million for the three months ended September 30, 2014 from $59.9 million for the three months ended September 30, 2013. As a percentage of segment operating revenue, Forward Air purchased transportation was 44.9% during the three months ended September 30, 2014 compared to 46.5% for the same period in 2013.

Purchased transportation costs for our airport-to-airport network increased $5.2 million, or 12.2%, to $47.7 million for the three months ended September 30, 2014 from $42.5 million for the three months ended September 30, 2013.  For the three months ended September 30, 2014, purchased transportation for our airport-to-airport network increased to 42.8% of airport-to-airport revenue from 42.0% for the same period in 2013.  The $5.2 million increase is mostly attributable to a 7.0% increase in miles driven by our network of owner-operators or third party transportation providers and a 4.9% increase in the cost per mile paid to our network of owner-operators or third party transportation providers.  The higher miles increased purchased transportation by $2.3 million while the higher cost per mile increased purchased transportation by $1.7 million.  The increase in miles was attributable to both the increase in revenue activity discussed previously and a shift in customer shipping patterns. The shift in customer shipping patterns resulted in increased miles run, higher empty miles, and increased usage of third party transportation providers. The shift in customer shipping patterns as well as the need to obtain additional third party power to properly service the higher revenue activity resulted in the increase in the airport-to-airport cost per mile. The remaining $1.2 million increase in airport-to-airport purchased transportation was attributable to increased third party transportation costs associated with the higher Complete revenue discussed above.

Purchased transportation costs for our logistics revenue increased $5.7 million, or 37.3%, to $21.0 million for the three months ended September 30, 2014 from $15.3 million for the three months ended September 30, 2013. For the three months ended September 30, 2014, logistics’ purchased transportation costs represented 58.7% of logistics revenue compared to 75.7% for the same period in 2013.  The increase in logistics’ purchased transportation in total dollars was mostly attributable to a $5.3 million increase in intermodal drayage purchased transportation in conjunction with the acquisition of CST. The decline in logistics' purchased transportation as a percentage of revenue was attributable to CST utilizing more Company-employed drivers and less owner-operators and third party transportation providers than our legacy Forward Air operations. TLX purchased transportation also increased $0.4 million and 2.7%.  TLX cost per mile increased 16.7% during the three months ended September 30, 2014 compared to the same period in 2013 but the increase in cost per mile was partially offset by a 11.3% decrease in miles driven to support our TLX revenue. The changes in TLX miles driven and cost per mile were attributable to shift in customer mix that resulted in the increased use of more expensive third party transportation providers.

Purchased transportation costs related to our other revenue increased $1.1 million, or 52.4%, to $3.2 million for the three months ended September 30, 2014 from $2.1 million for the three months ended September 30, 2013. Other purchased transportation costs as a percentage of other revenue decreased to 24.8% of other revenue for the three months ended September 30, 2014 from 28.4% for the same period in 2013.   Other purchased transportation decreased as a percentage of the associated revenue on increased warehousing and handling revenues associated with the acquisition of CST. These services have a lower associated purchased transportation cost.

FASI

FASI purchased transportation decreased $0.3 million, or 3.3%, to $8.8 million for the three months ended September 30, 2014 from $9.1 million for the three months ended September 30, 2013.  FASI purchased transportation as a percentage of revenue was 28.8% for the three months ended September 30, 2014 compared to 30.5% for the three months ended September 30, 2013.  The improvement in FASI purchased transportation as a percentage of revenue was attributable to improved revenue quality due to customer rate increases initiated in the first quarter of 2014 and reduced usage of more costly third party transportation providers. With the on boarding of significant new business in the first and second quarters of 2013, FASI was required to utilize more costly third party transportation providers in order to properly service the new business. However, since start-up of the 2013 business FASI has been able to replace third party transportation providers with less costly owner-operators or Company-employed drivers and vehicles, modify routes for improved load efficiency and obtain rate increases from the related customers.

TQI

TQI purchased transportation decreased $0.9 million, or 13.0%, to $6.0 million for the three months ended September 30, 2014 from $6.9 million for the three months ended September 30, 2013.  TQI purchased transportation as a percentage of revenue was 50.0% for the three months ended September 30, 2014 compared to 55.6% for the three months ended September 30, 2013. The improvement in TQI purchased transportation as a percentage of revenue was largely due to increased utilization of less costly owner-operators and Company-employed drivers and vehicles as opposed to third party transportation providers and operating efficiencies obtained since installing a new operating system in the beginning of 2014.

Intercompany Eliminations

Intercompany eliminations increased to $0.8 million for the three months ended September 30, 2014 from $0.7 million for the same period in 2013.  The intercompany eliminations are the result of truckload, airport-to-airport, and handling services provided between our segments for the three months ended September 30, 2014 and 2013.

Salaries, Wages, and Benefits

Salaries, wages and employee benefits increased by $6.6 million, or 16.9%, to $45.7 million in the third quarter of 2014 from $39.1 million in the same period of 2013.   As a percentage of total operating revenue, salaries, wages and employee benefits was 22.7% during the three months ended September 30, 2014 compared to 23.0% for the same period in 2013.

Forward Air

Salaries, wages and employee benefits of Forward Air increased by $5.8 million, or 21.2%, to $33.1 million in the third quarter of 2014 from $27.3 million in the same period of 2013.  Salaries, wages and employee benefits were 20.7% of Forward Air’s operating revenue in the third quarter of 2014 compared to 21.2% for the same period of 2013.  The increase in salaries, wages and employee benefits in total dollars and as a percentage of revenue was partially attributable to $4.9 million of salaries, wages and employee benefits from CST. CST salaries, wages and employee benefits are higher as a percentage of revenue than our legacy Forward Air operations due to higher utilization of Company-employed drivers. The remaining increase is attributable to pre-existing Forward Air operations. Approximately $1.0 million of the remaining increase was attributable to increased wages associated with with the higher shipment volumes discussed previously and 2013 and 2014 wage increases. These wage increases were partially offset by a $0.1 million decrease in health and workers' compensation insurance costs due to reduced current year claims.

FASI

FASI salaries, wages and employee benefits increased $0.4 million, or 4.0%, to $10.4 million for the three months ended September 30, 2014 compared to $10.0 million for the three months ended September 30, 2013.  As a percentage of FASI operating revenue, salaries, wages and benefits increased to 34.0% for the three months ended September 30, 2014 compared to 33.6% for the same period in 2013.  The increase in salaries, wages and employee benefits in total dollars and as a percentage of revenue is largely due increased health insurance costs. The higher health insurance costs were attributable to several large claims incurred during the third quarter of 2014.

TQI

TQI salaries, wages and employee benefits increased $0.4 million, or 22.2%, to $2.2 million for the three months ended September 30, 2014 compared to $1.8 million for the three months ended September 30, 2013.  As a percentage of TQI operating revenue, salaries, wages and benefits increased to 18.3% for the three months ended September 30, 2014 compared to 14.5% for the same period in 2013. Higher utilization of Company-employed drivers and increased health insurance costs each accounted for $0.2 million of the increase in salaries, wages and benefits for the three months ended September 30, 2014 compared to the same period in 2013. Company-employed driver utilization increased in conjunction with the new tractors purchased during 2014 and was offset by the decrease in purchased transportation discussed previously.

Operating Leases

Operating leases increased $1.5 million, or 21.4%, to $8.5 million for the three months ended September 30, 2014 from $7.0 million for the same period in 2013.  Operating leases, the largest component of which is facility rent, were 4.2% of consolidated operating revenue for the three months ended September 30, 2014 compared with 4.1% in the same period of 2013.

Forward Air

Operating leases increased $1.6 million, or 32.7%, to $6.5 million for the three months ended September 30, 2014 from $4.9 million for the same period in 2013.  Operating leases were 4.1% of Forward Air operating revenue for the three months ended September 30, 2014 compared to 3.8% for the same period in 2013.  Office and equipment rentals associated with CST accounted for $1.4 million of the increase in operating leases. The remaining $0.2 million increase was driven by higher office rentals. The increase in office rent was primarily due to relocations to new facilities or expansion of current facilities.

FASI

Operating leases decreased $0.1 million, or 4.8%, to $2.0 million for the three months ended September 30, 2014 from $2.1 million for the same period in 2013.  Operating leases were 6.5% of FASI operating revenue for the three months ended September 30, 2014 compared with 7.0% in the same period of 2013.   Operating leases decreased on a $0.1 million increase in office rent net of a $0.2 million decrease in truck and trailer rentals and leases. Office rent increased on expansion or relocation of certain existing facilities. Truck and trailer rentals and leases decreased as new Company-owned vehicles were purchased and placed into service.

TQI

TQI incurred less than $0.1 million for operating leases for the three months ended September 30, 2014 and 2013 as the only on-going lease activity was for the TQI corporate headquarters.

Depreciation and Amortization

Depreciation and amortization increased $1.9 million, or 30.6%, to $8.1 million for the three months ended September 30, 2014 from $6.2 million for the same period in 2013.  Depreciation and amortization was 4.0% of consolidated operating revenue for the three months ended September 30, 2014 compared with 3.7% for the same period in 2013.

Forward Air

Depreciation and amortization increased $1.5 million, or 35.7%, to $5.7 million in the third quarter of 2014 from $4.2 million in the same period of 2013.  Depreciation and amortization expense as a percentage of Forward Air operating revenue was 3.6% in the third quarter of 2014 compared to 3.3% in the same period of 2013.  CST depreciation on property and equipment of $0.2 million and amortization on acquired intangibles of $0.7 million accounted for $0.9 million of the increase in depreciation and amortization. The remaining increase was primarily the result of new trailers, tractors and forklifts purchased since the third quarter of 2013.

FASI

FASI depreciation and amortization increased $0.2 million, or 15.4%, to $1.5 million for the three months ended September 30, 2014 from $1.3 million for the same period of 2013.  Depreciation and amortization expense as a percentage of FASI operating revenue was 4.9% in the third quarter of 2014 compared to 4.4% in the same period of 2013. The increase in FASI depreciation in total dollars is attributable to new trucks and conveyors and conveyor improvements purchased since September 30, 2013.

TQI

TQI depreciation and amortization increased $0.2 million, or 28.6%, to $0.9 million for the three months ended September 30, 2014 from $0.7 million for the same period of 2013.  Depreciation and amortization expense as a percentage of TQI operating revenue was 7.5% in the third quarter of 2014 compared to 5.7% in the same period of 2013. The increase in depreciation and amortization as a percentage of revenue is attributable to new trailers and tractors purchased for TQI since September 2013 and software amortization related to TQI's new operating system.

Insurance and Claims

Insurance and claims expense increased $0.4 million, or 12.1%, to $3.7 million for the three months ended September 30, 2014 from $3.3 million for the three months ended September 30, 2013.  Insurance and claims were 1.9% of consolidated operating revenue for the three months ended September 30, 2014 and 2013.

Forward Air

Forward Air insurance and claims expense increased $0.8 million, or 34.8%, to $3.1 million for the three months ended September 30, 2014 from $2.3 million for the three months ended September 30, 2013.  Insurance and claims were 1.9% of operating revenue for the three months ended September 30, 2014 compared with 1.8% for the same period in 2013. Approximately $0.5 million of the increase was attributable to insurance and claims associated with CST. Legacy Forward Air costs also increased approximately $0.3 million due to increases in vehicle accident damage repairs, cargo claims and claim related legal and professional fees.

FASI

FASI insurance and claims expense decreased $0.4 million, or 50.0%, to $0.4 million for the three months ended September 30, 2014 from $0.8 million for the three months ended September 30, 2013.   FASI insurance and claims were 1.3% of operating revenue for the three months ended September 30, 2014 compared with 2.7% for the same period in 2013. The decrease in FASI insurance and claims in total dollars was attributable to a $0.3 million decrease in cargo claims and a $0.1 million reduction in vehicle accident damage.

TQI

TQI insurance and claims were $0.2 million for the three months ended September 30, 2014 and 2013.  Insurance and claims expense as a percentage of TQI operating revenue was 1.7% in the third quarter of 2014 compared to 1.6% in the same period of 2013. The increase in TQI insurance and claims as percentage of revenue was attributable to the decrease in TQI revenue as total expense remained consistent.

Fuel Expense

Fuel expense increased $1.1 million, or 28.2%, to $5.0 million in the third quarter of 2014 from $3.9 million in the same period of 2013.  Fuel expense was 2.5% of consolidated operating revenue for the three months ended September 30, 2014 compared with 2.3% for the same period in 2013.

Forward Air

Fuel expense increased $1.2 million to $2.1 million in the third quarter of 2014 from $0.9 million for the same period in 2013.  Fuel expense was 1.3% of Forward Air operating revenue in the third quarter of 2014 compared with 0.7% in the same period of 2013. The increase in fuel expense was attributable to fuel expense associated with CST.

FASI

FASI fuel expense increased $0.1 million, or 5.9%, to $1.8 million for the third quarter of 2014 from $1.7 million in the same period of 2013.  Fuel expenses were 5.9% of FASI operating revenue in the third quarter of 2014 compared to 5.7% in the third quarter of 2013.  FASI fuel expenses grew on increased mileage associated with the higher revenue volumes and the shift away from third party transportation providers to Company-employed drivers and vehicles as discussed previously. Theses increases were partially offset by a decline in year-over-year fuel prices.

TQI

TQI fuel expense decreased $0.2 million, or 15.4%, to $1.1 million for the third quarter of 2014 from $1.3 million for the same period of 2013.  Fuel expense as a percentage of TQI operating revenue was 9.2% in the third quarter of 2014 compared to 10.5% in the same period of 2013. The 1.3% decrease as percentage of revenue was attributable to reduced mileage in conjunction with the decline in revenue, lower year-over-year fuel prices and new vehicles with improved transmissions put in service during the second quarter of 2014 that have reduced TQI's fuel cost per mile.

Other Operating Expenses

Other operating expenses increased $5.3 million, or 42.7%, to $17.7 million in the third quarter of 2014 from $12.4 million in the same period of 2013.  Other operating expenses were 8.8% of consolidated operating revenue for the three months ended September 30, 2014 compared with 7.3% in the same period of 2013.

Forward Air

Other operating expenses increased $4.8 million, or 55.2%, to $13.5 million during the three months ended September 30, 2014 from $8.7 million in the same period of 2013.  Other operating expenses were 8.4% of Forward Air operating revenue in the third quarter of 2014 compared to 6.7% in the same period of 2013.  Approximately $2.8 million of the increase in total dollars, or 0.8% as a percentage of revenue, was attributable to other operating expenses associated with CST. The remaining increase in total dollars was attributable to variable costs, such as vehicle maintenance and dock and terminal supplies, which increased in conjunction with the volume increases discussed previously. The remaining increase as a percentage of revenue was attributable to vehicle and facility maintenance and driver recruiting costs increasing at higher rate than Forward Air revenue.

FASI

FASI other operating expenses increased $0.5 million, or 14.7%, to $3.9 million for the three months ended September 30, 2014 compared to $3.4 million for the same period in 2013.  FASI other operating expenses for the third quarter of 2014 were 12.7%

of the segment’s operating revenue compared to 11.4% for the same period in 2013.  The increase in FASI's other operating expenses in total dollars and as a percentage of revenue were attributable to increased vehicle maintenance, vehicle tracking, agent station, driver recruiting and facility maintenance. Vehicle tracking costs increased as we installed tracking devices on all FASI operated vehicles during 2014. FASI's agent station costs increased due to a shift in customer shipping destinations to our agents stations. Driver recruiting increased in conjunction with FASI's efforts to increase utilization of owner-operators and Company-employed drivers as opposed to third party transportation providers. Finally, facility maintenance expenses increased in conjunction or our relocation or expansion of certain facilities.

TQI

TQI other operating expenses increased $0.1 million, or 16.7%. to $0.7 million for the three months ended September 30, 2014 from $0.6 million for the same period of 2013.  Other operating expenses as a percentage of TQI operating revenue was 5.8% in the third quarter of 2014 compared to 4.8% in the same period of 2013. The increase in TQI other operating expenses in total dollars and as a percentage of revenue was attributable to a $0.1 million increase in license and tolls costs associated with the increase in TQI's fleet size in conjunction with the current year capital expenditures discussed previously.

Intercompany Eliminations

Intercompany eliminations increased to $0.4 million for the second quarter of 2014 from $0.3 million for the same period in 2013.   These intercompany eliminations are the result of handling services our segments provided each other during the three months ended September 30, 2014 and 2013.

Income from Operations

Income from operations increased by $4.0 million, or 17.5%, to $26.9 million for the third quarter of 2014 compared to $22.9 million in the same period of 2013. Income from operations was 13.3% of consolidated operating revenue for the three months ended September 30, 2014 compared with 13.5% in the same period of 2013.

Forward Air

Income from operations increased by $3.6 million, or 17.5%, to $24.2 million for the third quarter of 2014 compared with $20.6 million for the same period in 2013.  Income from operations as a percentage of Forward Air operating revenue was 15.1% for the three months ended September 30, 2014 compared with 16.0% in the same period of 2013.  Approximately $2.5 million of the increase in operating income was attributable to the acquisition of CST. Excluding CST, the remaining increase in operating income was driven by the increase in airport-to-airport revenue partially offset by higher purchased transportation costs.

FASI

FASI’s Income from operations increased by $0.4 million, or 28.6%, to $1.8 million for the third quarter of 2014 compared with $1.4 million for the same period in 2013.  Income from operations as a percentage of FASI operating revenue was 5.9% for the three months ended September 30, 2014 compared with 4.7% in the same period of 2013.  The improvement in operating performance is largely attributable to the increase in revenue as well as improved efficiencies and savings obtained primarily in cargo claims and vehicle rental and lease costs during the three months ended September 30, 2014 compared to the same period in 2013.

TQI

Income from operations was $0.9 million for the third quarter of 2014 and 2013.  Income from operations as a percentage of TQI's operating revenue was 7.5% for the three months ended September 30, 2014 compared with 7.3% in the same period of 2013. Improvement in income from operations as percentage of revenue was attributable to increased utilization of owner-operators and Company-employed drivers as opposed to more costly third party transportation providers.

Interest Expense

Interest expense was $0.2 million for the three months ended September 30, 2014 compared to $0.1 million for the same period of 2013. Increase in interest expense was attributable to increased interest accruals for state income tax contingencies and interest on capital leases assumed with the acquisition of CST.

Income Taxes

The combined federal and state effective tax rate for the third quarter of 2014 was 37.2% compared to a rate of 37.6% for the same period in 2013.  The decrease in our effective tax rate was primarily due to 2014 benefiting from the settlement of certain TQI related state tax matters and the amounts required to be paid being approximately $0.1 million less than what was previously reserved.

Net Income

As a result of the foregoing factors, net income increased by $2.6 million, or 18.3%, to $16.8 million for the third quarter of 2014 compared to $14.2 million for the same period in 2013.

Results of Operations

The following table sets forth our consolidated historical financial data for the nine months ended September 30, 2014 and 2013 (in millions):

	Nine months ended
	September 30, 2014	September 30, 2013	Change	Percent Change
Operating revenue	$566.9	$471.4	$95.5	20.3%
Operating expenses:
Purchased transportation	242.2	206.5	35.7	17.3
Salaries, wages, and employee benefits	131.5	109.2	22.3	20.4
Operating leases	25.0	20.9	4.1	19.6
Depreciation and amortization	22.9	17.4	5.5	31.6
Insurance and claims	11.0	9.2	1.8	19.6
Fuel expense	15.0	10.5	4.5	42.9
Other operating expenses	48.5	36.6	11.9	32.5
Total operating expenses	496.1	410.3	85.8	20.9
Income from operations	70.8	61.1	9.7	15.9
Other expense:
Interest expense	(0.4)	(0.4)	—	—
Other, net	0.2	0.1	0.1	100.0
Total other expense	(0.2)	(0.3)	0.1	(33.3)
Income before income taxes	70.6	60.8	9.8	16.1
Income taxes	26.5	21.9	4.6	21.0
Net income	$44.1	$38.9	$5.2	13.4%

The following table sets forth our historical financial data by segment for the nine months ended September 30, 2014 and 2013 (in millions):

	September 30,	Percent of	September 30,	Percent of		Percent
	2014	Revenue	2013	Revenue	Change	Change
Operating revenue
Forward Air	$448.5	79.1%	$369.0	78.3%	$79.5	21.5%
FASI	84.9	15.0	76.4	16.2	8.5	11.1
TQI	36.8	6.5	28.5	6.0	8.3	29.1
Intercompany eliminations	(3.3)	(0.6)	(2.5)	(0.5)	(0.8)	32.0
Total	566.9	100.0	471.4	100.0	95.5	20.3

Purchased transportation
Forward Air	201.3	44.9	168.9	45.8	32.4	19.2
FASI	24.6	29.0	23.6	30.9	1.0	4.2
TQI	18.7	50.8	15.9	55.8	2.8	17.6
Intercompany eliminations	(2.4)	72.7	(1.9)	76.0	(0.5)	26.3
Total	242.2	42.7	206.5	43.8	35.7	17.3

Salaries, wages and employee benefits
Forward Air	96.1	21.4	78.0	21.1	18.1	23.2
FASI	29.0	34.2	26.8	35.1	2.2	8.2
TQI	6.4	17.4	4.4	15.4	2.0	45.5
Total	131.5	23.2	109.2	23.2	22.3	20.4

Operating leases
Forward Air	18.4	4.1	14.9	4.0	3.5	23.5
FASI	6.5	7.7	5.9	7.7	0.6	10.2
TQI	0.1	0.3	0.1	0.4	—	—
Total	25.0	4.4	20.9	4.4	4.1	19.6

Depreciation and amortization
Forward Air	16.0	3.6	12.1	3.3	3.9	32.2
FASI	4.2	4.9	3.6	4.7	0.6	16.7
TQI	2.7	7.3	1.7	6.0	1.0	58.8
Total	22.9	4.0	17.4	3.7	5.5	31.6

Insurance and claims
Forward Air	8.7	1.9	6.5	1.8	2.2	33.8
FASI	1.8	2.1	2.3	3.0	(0.5)	(21.7)
TQI	0.5	1.4	0.4	1.4	0.1	25.0
Total	11.0	2.0	9.2	1.9	1.8	19.6

Fuel expense
Forward Air	6.2	1.4	2.9	0.8	3.3	113.8
FASI	5.3	6.2	4.8	6.3	0.5	10.4
TQI	3.5	9.5	2.8	9.8	0.7	25.0
Total	15.0	2.6	10.5	2.2	4.5	42.9

Other operating expenses
Forward Air	37.0	8.3	26.9	7.3	10.1	37.5
FASI	10.7	12.6	9.0	11.8	1.7	18.9
TQI	1.7	4.6	1.3	4.5	0.4	30.8
Intercompany eliminations	(0.9)	27.3	(0.6)	24.0	(0.3)	50.0
Total	48.5	8.6	36.6	7.8	11.9	32.5

Income from operations
Forward Air	64.8	14.4	58.8	15.9	6.0	10.2
FASI	2.8	3.3	0.4	0.5	2.4	600.0
TQI	3.2	8.7	1.9	6.7	1.3	68.4
Total	$70.8	12.5%	$61.1	13.0%	$9.7	15.9%

The following table presents the components of the Forward Air segment’s operating revenue and purchased transportation for the nine months ended September 30, 2014 and 2013 (in millions):

	September 30,	Percent of	September 30,	Percent of		Percent
	2014	Revenue	2013	Revenue	Change	Change
Operating Revenue
Forward Air
Airport-to-airport	$317.1	70.7%	$289.2	78.4%	$27.9	9.6%
Logistics services
Expedited full truckload - TLX	56.6	12.6	55.2	15.0	1.4	2.5
Intermodal/drayage	39.1	8.7	3.8	1.0	35.3	928.9
Total Logistics services	95.7	21.3	59.0	16.0	36.7	62.2
Other Forward Air services	35.7	8.0	20.8	5.6	14.9	71.6
Forward Air - Total revenue	448.5	79.1	369.0	78.3	79.5	21.5
TQI - Pharmaceutical services	36.8	6.5	28.5	6.0	8.3	29.1
Forward Air Solutions - Pool distribution	84.9	15.0	76.4	16.2	8.5	11.1
Intersegment eliminations	(3.3)	(0.6)	(2.5)	(0.5)	(0.8)	32.0
Consolidated operating revenue	$566.9	100.0%	$471.4	100.0%	$95.5	20.3%

	September 30,	Percent of	September 30,	Percent of		Percent
	2014	Revenue	2013	Revenue	Change	Change
Purchased Transportation
Forward Air
Airport-to-airport	$133.2	42.0%	$119.0	41.1%	$14.2	11.9%
Logistics services
Expedited full truckload - TLX	43.4	76.7	41.6	75.4	1.8	4.3
Intermodal/drayage	15.9	40.7	2.3	60.5	13.6	591.3
Total Logistics services	59.3	62.0	43.9	74.4	15.4	35.1
Other Forward Air services	8.8	24.6	6.0	28.8	2.8	46.7
Forward Air - Total purchased transportation	201.3	44.9	168.9	45.8	32.4	19.2
TQI - Pharmaceutical services	18.7	50.8	15.9	55.8	2.8	17.6
Forward Air Solutions - Pool distribution	24.6	29.0	23.6	30.9	1.0	4.2
Intersegment eliminations	(2.4)	72.7	(1.9)	76.0	(0.5)	26.3
Consolidated purchased transportation	$242.2	42.7%	$206.5	43.8%	$35.7	17.3%

Nine Months Ended September 30, 2014 compared to Nine Months Ended September 30, 2013

Revenues

Operating revenue increased by $95.5 million, or 20.3%, to $566.9 million for the nine months ended September 30, 2014 from $471.4 million in the same period of 2013.

Forward Air

Forward Air operating revenue increased $79.5 million, or 21.5%, to $448.5 million from $369.0 million, accounting for 79.1% of consolidated operating revenue for the nine months ended September 30, 2014 compared to 78.3% for the same period in 2013.  Airport-to-airport revenue, which is the largest component of our consolidated operating revenue, increased $27.9 million, or 9.6%, to $317.1 million from $289.2 million, accounting for 70.7% of the segment’s operating revenue during the nine months

ended September 30, 2014 compared to 78.4% for the same period in 2013.   The increase in revenue was attributable to higher tonnage, linehaul pricing, Complete revenue and net fuel surcharge revenues. A 6.0% increase in tonnage and a 2.8% increase in our base revenue per pound, excluding net fuel surcharge revenue and Complete revenue, accounted for $20.2 million of the increase in airport-to-airport revenue. The increase in average base revenue per pound was attributable to the new general rate increase initiated at the beginning of March 2014.  The remaining increase in airport-to-airport revenue is the result of higher net fuel surcharge revenue and revenue from our Complete pick-up and delivery service.  Complete revenue increased $5.1 million, or 13.3%, during the nine months ended September 30, 2014 compared to the same period of 2013.  The increase in Complete revenue was attributable to improved shipping volumes in our airport-to-airport network and a 6.9% increase in the attachment rate of Complete activity to linehaul shipments. Net fuel surcharge revenue increased $2.6 million, or 10.5%, during the nine months ended September 30, 2014 compared to the same period in 2013. Net fuel surcharge revenue increased largely on improved airport-to-airport tonnage volumes.

Logistics revenue, which is TLX and intermodal drayage, increased $36.7 million, or 62.2%, to $95.7 million for the nine months ended September 30, 2014 from $59.0 million in the same period of 2013.  The increase in logistics revenue was attributable to a $35.3 million increase in intermodal drayage revenue in conjunction with the acquisition of CST. TLX revenue increased $1.4 million and 2.5% during the nine months ended September 30, 2014, compared to the same period in 2013, as an approximate 12.2% increase in TLX's average revenue per mile was mostly offset by a 8.7% reduction in miles driven to support TLX revenue. TLX's revenue per mile increased on a shift in business mix that provided a higher revenue per mile due to the required use of more expensive third party transportation providers.

Other revenue, which includes warehousing services and terminal handling, accounted for the final component of Forward Air operating revenue. Other revenue increased $14.9 million, or 71.6%, to $35.7 million during the nine months ended September 30, 2014 from $20.8 million in the same period of 2013.  The increase in Forward Air other revenue was mainly attributable to $14.1 million in local delivery work, warehousing and handling revenues associated with the acquisition of CST and a $0.8 million increase in our previously existing Forward Air operations.

FASI

FASI operating revenue increased $8.5 million, or 11.1%, to $84.9 million for the nine months ended September 30, 2014 from $76.4 million for the same period in 2013.  Approximately $5.5 million of the increase in revenue was attributable to new business wins from two new customers that were initiated during February and April 2013. Another $1.5 million of the revenue increase was attributable to new business wins from new customers added since September 30, 2013. The remaining increase is the net volume increases from previously existing customers and the impact of rate increases initiated with all customers during the first quarter of 2014. In order to service this new business, FASI opened three new agent stations and two new service centers.

TQI

TQI operating revenue increased $8.3 million, or 29.1%, to $36.8 million for the nine months ended September 30, 2014 from $28.5 million for the same period in 2013. Increase in operating revenue attributable to nine months ended September 30, 2014 including a full nine months of activity as opposed to only seven months during 2013 due to the timing of the TQI acquisition. The remaining increase in operating revenue was also attributable to pharmaceutical distributions awarded and executed during the second quarter of 2014. These increases were partially offset by severe weather during the first quarter of 2014 which adversely curtailed TQI's operations.

Intercompany Eliminations

Intercompany eliminations increased $0.8 million, or 32.0%, to $3.3 million for the nine months ended September 30, 2014 from $2.5 million in the same period of 2013.   The intercompany eliminations are the result of truckload, airport-to-airport, and handling services provided between our segments for the nine months ended September 30, 2014 and 2013.

Purchased Transportation

Purchased transportation increased by $35.7 million, or 17.3%, to $242.2 million for the nine months ended September 30, 2014 from $206.5 million in the same period of 2013.  As a percentage of total operating revenue, purchased transportation was 42.7% during the nine months ended September 30, 2014 compared to 43.8% for the nine months ended September 30, 2013.

Forward Air

Forward Air’s purchased transportation increased by $32.4 million, or 19.2%, to $201.3 million for the nine months ended September 30, 2014 from $168.9 million for the nine months ended September 30, 2013. As a percentage of segment operating revenue, Forward Air purchased transportation was 44.9% during the nine months ended September 30, 2014 compared to 45.8% for the same period in 2013.

Purchased transportation costs for our airport-to-airport network increased $14.2 million, or 11.9%, to $133.2 million for the nine months ended September 30, 2014 from $119.0 million for the nine months ended September 30, 2013.  For the nine months ended September 30, 2014, purchased transportation for our airport-to-airport network increased to 42.0% of airport-to-airport revenue from 41.1% for the same period in 2013. The $14.2 million increase is mostly attributable to a 6.8% increase in miles driven by our network of owner-operators or third party transportation providers and a 5.0% increase in the cost per mile paid to our network of owner-operators or third party transportation providers.  The higher miles increased purchased transportation by $6.3 million while the higher cost per mile increased purchased transportation by $4.9 million.  The increase in miles was attributable to both the increase in revenue activity discussed previously, the severe weather during the first quarter of 2014 and a shift in customer shipping patterns. The shift in customer shipping patterns as well as the first quarter weather issues resulted in increased miles run, higher empty miles, and increased usage of third party transportation providers. The shift in customer shipping patterns, the severe first quarter weather and the need to obtain additional third party power to properly service the higher revenue activity discussed above resulted in the increase in the airport-to-airport cost per mile. The remaining $3.0 million increase in airport-to-airport purchased transportation was attributable to increased third party transportation costs associated with the higher Complete revenue discussed above.

Purchased transportation costs for our logistics revenue increased $15.4 million, or 35.1%, to $59.3 million for the nine months ended September 30, 2014 from $43.9 million for the nine months ended September 30, 2013. For the nine months ended September 30, 2014, logistics’ purchased transportation costs represented 62.0% of logistics revenue compared to 74.4% for the same period in 2013.  The increase in logistics’ purchased transportation in total dollars was mostly attributable to a $13.6 million increase in intermodal drayage purchased transportation in conjunction with the acquisition of CST. The decline in logistics' purchased transportation as a percentage of revenue was attributable to CST utilizing more Company-employed drivers and less owner-operators and third party transportation providers than our legacy Forward Air operations. TLX purchased transportation also increased $1.8 million and 4.3%.  TLX cost per mile increased 14.4% during the nine months ended September 30, 2014 compared to the same period in 2013, but the increase in cost per mile was partially offset by a 8.7% decrease in miles driven to support our TLX revenue. The changes in TLX miles driven and cost per mile were attributable to the impact of severe weather in the first quarter of 2014 and a shift in customer mix that resulted in the increased use of more expensive third party transportation providers.

Purchased transportation costs related to our other revenue increased $2.8 million, or 46.7%, to $8.8 million for the nine months ended September 30, 2014 from $6.0 million for the nine months ended September 30, 2013. Other purchased transportation costs as a percentage of other revenue decreased to 24.6% of other revenue for the nine months ended September 30, 2014 from 28.8% for the same period in 2013.   Other purchased transportation decreased as a percentage of the associated revenue on increased warehousing and handling revenues associated with the acquisition of CST. These CST services have a lower associated purchased transportation cost.

FASI

FASI purchased transportation increased $1.0 million, or 4.2%, to $24.6 million for the nine months ended September 30, 2014 from $23.6 million for the nine months ended September 30, 2013.  FASI purchased transportation as a percentage of revenue was 29.0% for the nine months ended September 30, 2014 compared to 30.9% for the nine months ended September 30, 2013.  The improvement in FASI purchased transportation as a percentage of revenue was attributable to improved revenue quality due to customer rate increases initiated in the first quarter of 2014 and reduced usage of more costly third party transportation providers. With the on boarding of significant new business in the first and second quarters of 2013, FASI was required to utilize more costly third party transportation providers in order to properly service the new business. However, since start-up of the 2013 business FASI has been able to replace third party transportation providers with less costly owner-operators or Company-employed drivers, modify routes for improved load efficiency and obtain rate increases from the related customers.

TQI

TQI purchased transportation increased $2.8 million, or 17.6%, to $18.7 million for the nine months ended September 30, 2014 from $15.9 million for the nine months ended September 30, 2013.  TQI purchased transportation as a percentage of revenue was 50.8% for the nine months ended September 30, 2014 compared to 55.8% for the nine months ended September 30, 2013. The improvement in TQI purchased transportation as a percentage of revenue was largely due to increased utilization of less costly owner-operators and Company-employed drivers and vehicles as opposed to third party transportation providers and operating efficiencies obtained since installing a new operating system at the beginning of 2014.

Intercompany Eliminations

Intercompany eliminations increased $0.5 million, or 26.3%, to $2.4 million for the nine months ended September 30, 2014 from $1.9 million for the nine months ended September 30, 2013.  The intercompany eliminations are the result of truckload, airport-to-airport, and handling services provided between our segments for the nine months ended September 30, 2014 and 2013.

Salaries, Wages, and Benefits

Salaries, wages and employee benefits increased by $22.3 million, or 20.4%, to $131.5 million for the nine months ended September 30, 2014 from $109.2 million in the same period of 2013.   As a percentage of total operating revenue, salaries, wages and employee benefits was 23.2% during the nine months ended September 30, 2014 and 2013.

Forward Air

Salaries, wages and employee benefits of Forward Air increased by $18.1 million, or 23.2%, to $96.1 million for the nine months ended September 30, 2014 from $78.0 million in the same period of 2013.  Salaries, wages and employee benefits were 21.4% of Forward Air’s operating revenue in the nine months ended September 30, 2014 compared to 21.1% for the same period of 2013.  The increase in salaries, wages and employee benefits in total dollars and as a percentage of revenue was partially attributable to $12.0 million of salaries, wages and employee benefits from CST. CST salaries, wages and employee benefits are higher as a percentage of revenue than our legacy Forward Air operations due to higher utilization of Company-employed drivers. The remaining $6.1 million increase is attributable to pre-existing Forward Air operations. Approximately $4.7 million of this increase was attributable to increased wages associated with with the higher revenue volumes discussed previously and 2013 and 2014 wage increases. The remaining increase was due to a $1.0 million increase in employee incentives, a $0.3 million increase in share-based compensation and $0.1 million increase in employee insurance costs. Employee incentives were increased in conjunction with certain key employees meeting their 2014 performance goals. Share-based compensation increased in conjunction with our 2014 annual share-based grants to employees. Employee insurances costs increased on large health insurance claims incurred during the nine months ended September 30, 2014.

FASI

FASI salaries, wages and employee benefits increased $2.2 million, or 8.2%, to $29.0 million for the nine months ended September 30, 2014 compared to $26.8 million for the nine months ended September 30, 2013.  As a percentage of FASI operating revenue, salaries, wages and benefits decreased to 34.2% for the nine months ended September 30, 2014 compared to 35.1% for the same period in 2013. The increase in salaries, wages and employee benefits in total dollars is largely due to higher wages and benefits which grew in conjunction with the revenue volume increases discussed previously. The improvement as a percentage of revenue was driven by improved dock wages net of increased health insurance costs. The decrease in dock wages was largely the result of installing and improving our terminal conveyor systems. Health insurance costs increased on several large claims incurred during the second and third quarters of 2014.

TQI

TQI salaries, wages and employee benefits increased $2.0 million, or 45.5%, to $6.4 million for the nine months ended September 30, 2014 compared to $4.4 million for the nine months ended September 30, 2013.  As a percentage of TQI operating revenue, salaries, wages and benefits increased to 17.4% for the nine months ended September 30, 2014 compared to 15.4% for the same period in 2013. The increase in salaries, wages and employee benefits as a percentage of revenue was driven by higher utilization of Company-employed drivers and increased health insurance costs, which accounted for 1.2% and 0.8%, respectively, of the 2.0% increase in salaries, wages and benefits as a percentage of revenue. Company-employed driver utilization increased in conjunction with the new tractors purchased during 2014 and was offset by the decrease in purchased transportation discussed previously.

Operating Leases

Operating leases increased by $4.1 million, or 19.6%, to $25.0 million for the nine months ended September 30, 2014 from $20.9 million in the same period of 2013.  Operating leases, the largest component of which is facility rent, were 4.4% of consolidated operating revenue for the nine months ended September 30, 2014 and 2013.

Forward Air

Operating leases increased $3.5 million, or 23.5%, to $18.4 million for the nine months ended September 30, 2014 from $14.9 million for the same period in 2013.  Operating leases were 4.1% of Forward Air operating revenue for the nine months ended September 30, 2014 compared to 4.0% for the same period in 2013. Office and equipment rentals associated with CST accounted for $3.0 million of the increase in operating leases. The remaining increase was driven by a $0.4 million increase in office rentals and $0.1 increase in trailer rentals. Trailers rentals increased in conjunction with the higher revenue volumes discussed previously. The increase in office rent was primarily due to relocations to new facilities or expansion of current facilities.

FASI

FASI operating lease expense increased $0.6 million, or 10.2%, to $6.5 million for the nine months ended September 30, 2014 from $5.9 million for the same period in 2013. Operating leases were 7.7% of FASI operating revenue for the nine months ended September 30, 2014 and 2013.  Operating leases increased on a $0.7 million increase in office rent net of a $0.1 million decrease in truck and trailer rentals and leases. Office rent increased on expansion or relocation of certain existing facilities. Truck and trailer rentals and leases decreased in conjunction with the purchase of Company-owned tractors and trailers during 2014.

TQI

TQI incurred $0.1 million for operating leases for the nine months ended September 30, 2014 and 2013 as the only on-going lease activity was for the TQI corporate headquarters.

Depreciation and Amortization

Depreciation and amortization increased $5.5 million, or 31.6%, to $22.9 million for the nine months ended September 30, 2014 from $17.4 million for the same period in 2013.  Depreciation and amortization was 4.0% of consolidated operating revenue for the nine months ended September 30, 2014 compared to 3.7% for the same period in 2013.

Forward Air

Depreciation and amortization increased $3.9 million, or 32.2%, to $16.0 million for the nine months ended September 30, 2014 from $12.1 million for the same period in 2013.  Depreciation and amortization expense as a percentage of Forward Air operating revenue was 3.6% for the nine months ended September 30, 2014 compared to 3.3% for the nine months ended September 30, 2013.  CST depreciation on property and equipment of $0.5 million and amortization on acquired intangibles of $1.9 million accounted for $2.4 million of the increase in depreciation and amortization. The remaining increase was primarily the result of new trailers, tractors and forklifts purchased since the third quarter of 2013.

FASI

FASI depreciation and amortization increased $0.6 million, or 16.7%, to $4.2 million for the nine months ended September 30, 2014 from $3.6 million for the same period in 2013.  Depreciation and amortization expense as a percentage of FASI operating revenue was 4.9% for the nine months ended September 30, 2014 compared to 4.7% in the same period of 2013. The increase in FASI depreciation is attributable to new tractors purchased to replace rented trucks and new conveyors and conveyor improvements purchased after September 30, 2013.

TQI

TQI depreciation and amortization increased $1.0 million, or 58.8%, to $2.7 million for the nine months ended September 30, 2014 from $1.7 million for the same period of 2013.  Depreciation and amortization expense as a percentage of TQI operating revenue was 7.3% in the third quarter of 2014 compared to 6.0% in the same period of 2013. The increase in depreciation and amortization as a percentage of revenue is attributable to new trailers and tractors purchased for TQI since September 2013 and software amortization related to TQI's new operating system.

Insurance and Claims

Insurance and claims expense increased $1.8 million, or 19.6%, to $11.0 million for the nine months ended September 30, 2014 from $9.2 million for the nine months ended September 30, 2013.  Insurance and claims were 2.0% of consolidated operating revenue for the nine months ended September 30, 2014 and 1.9% for the same period in 2013.

Forward Air

Forward Air insurance and claims expense increased $2.2 million, or 33.8%, to $8.7 million for the nine months ended September 30, 2014 from $6.5 million for the nine months ended September 30, 2013. Forward Air insurance and claims were 1.9% of operating revenue for the nine months ended September 30, 2014 and 1.8% for the same period in 2013. Approximately $1.2 million of the increase was attributable to insurance and claims associated with CST. The remaining increase was attributable to a $0.4 million increase in cargo claims, $0.5 million increase in vehicle accident damage repairs and $0.1 million increase in claim related legal and professional fees.

FASI

FASI insurance and claims expense decreased $0.5 million, or 21.7%, to $1.8 million for the nine months ended September 30, 2014 from $2.3 million for the nine months ended September 30, 2013. FASI insurance and claims were 2.1% of FASI operating revenue for the nine months ended September 30, 2014 compared to 3.0% for the same period in 2013. The decrease in FASI insurance and claims was largely attributable to a $0.5 million decrease in cargo claims.

TQI

TQI insurance and claims expense increased $0.1 million, or 25.0%, to $0.5 million for the nine months ended September 30, 2014 from $0.4 million for the nine months ended September 30, 2013. TQI insurance and claims were 1.4% of TQI operating revenue for the nine months ended September 30, 2014 and 2013. The increase in total dollars was attributable to higher insurance premiums as a result of the increase in tractor count in conjunction with capital expenditures discussed previously.

Fuel Expense

Fuel expense increased $4.5 million, or 42.9%, to $15.0 million for the nine months ended September 30, 2014 from $10.5 million for the same period of 2013.  Fuel expense was 2.6% of consolidated operating revenue for the nine months ended September 30, 2014 compared with 2.2% for the same period in 2013.

Forward Air

Fuel expense increased $3.3 million to $6.2 million for the nine months ended September 30, 2014 from $2.9 million in the same period of 2013.  Fuel expense was 1.4% of Forward Air operating revenue for the nine months ended September 30, 2014 compared to 0.8% for the same period of 2013. Approximately $3.1 million was attributable to fuel expense associated with CST. The remaining increase in fuel was attributable to our previously existing operations and increased in conjunction with the volume increases discussed previously.

FASI

FASI fuel expense increased $0.5 million, or 10.4%, to $5.3 million for the nine months ended September 30, 2014 from $4.8 million in the same period of 2013.  Fuel expenses were 6.2% of FASI operating revenue for the nine months ended September 30, 2014 compared to 6.3% in the same period in 2013.  The increase in FASI fuel expense was mostly the result of increased company mileage associated with the higher business volumes discussed previously and the shift away from third party transportation providers to Company-employed drivers and vehicles as discussed previously. Theses increases were partially offset by a decline in year-over-year fuel prices during the third quarter of 2014.

TQI

TQI fuel expense increased $0.7 million, or 25.0%, to $3.5 million for the nine months ended September 30, 2014 from $2.8 million for the same period of 2013.  Fuel expenses were 9.5% of TQI operating revenue for the nine months ended September 30, 2014 compared to 9.8% for the same period in 2013.  The 0.3% decrease as percentage of revenue was attributable to lower year-over-year fuel prices during the third quarter of 2014 and new vehicles with improved transmissions put in service during the second quarter of 2014 that have reduced TQI's fuel cost per mile. These fuel savings were partially offset by the impact of severe weather on TQI's operations during the first quarter of 2014.

Other Operating Expenses

Other operating expenses increased $11.9 million, or 32.5%, to $48.5 million for the nine months ended September 30, 2014 from $36.6 million in the same period of 2013.  Other operating expenses were 8.6% of consolidated operating revenue for the nine months ended September 30, 2014 compared with 7.8% in the same period of 2013.
Forward Air

Other operating expenses increased $10.1 million, or 37.5%, to $37.0 million during the nine months ended September 30, 2014 from $26.9 million in the same period of 2013.  Other operating expenses were 8.3% of Forward Air operating revenue for the nine months ended September 30, 2014 compared to 7.3% in the same period of 2013.  Approximately $7.6 million of the increase in total dollars, or 1.0% as a percentage of revenue, was attributable to other operating expenses associated with CST. The remaining increase in total dollars was attributable to increased variable costs, such as vehicle maintenance and dock and terminal supplies, which increased in conjunction with the volume increases discussed previously.

FASI

FASI other operating expenses increased $1.7 million, or 18.9%, to $10.7 million for the nine months ended September 30, 2014 compared to $9.0 million for the same period in 2013.  FASI other operating expenses for the nine months ended September 30, 2014 were 12.6% of the segment’s operating revenue compared to 11.8% for the same period in 2013.  The increase in FASI's other operating expenses as a percentage of revenue and in terms of total dollars was driven by a $1.3 million increase in agent station costs. As noted above, we opened additional agent stations to service the new business initiated during the first and second quarters of 2013. Agent station expense grew due to a shift in customer shipping destinations to include more volume to our agent locations. As percentage of revenue the increase in agent stations costs were partially offset by the increase in revenue exceeding the increase in other operating expenses.

TQI

TQI other operating expenses increased $0.4 million, or 30.8%. to $1.7 million for the nine months ended September 30, 2014 from $1.3 million for the same period of 2013.  Other operating expenses as a percentage of TQI operating revenue was 4.6% for the nine months ended September 30, 2014 compared to 4.5% for the same period of 2013. The increase as a percentage of revenue was attributable to a $0.1 million increase in driver recruiting costs in conjunction with TQI's efforts to reduce reliance on third party transportation providers. The increase in total dollars was attributable to increased variable costs, such as vehicle maintenance and highway related expenses, such as tolls and licenses, which increased in conjunction with the volume increases discussed previously.

Intercompany Eliminations

Intercompany eliminations were $0.9 million for the nine months ended September 30, 2014 compared to $0.6 million for the same period in 2013.   These intercompany eliminations are the result of handling services our segments provided each other during the nine months ended September 30, 2014.

Income from Operations

Income from operations increased by $9.7 million, or 15.9%, to $70.8 million for the nine months ended September 30, 2014 compared to $61.1 million in the same period of 2013. Income from operations was 12.5% of consolidated operating revenue for the nine months ended September 30, 2014 compared with 13.0% in the same period of 2013.

Forward Air

Income from operations increased by $6.0 million, or 10.2%, to $64.8 million for the nine months ended September 30, 2014 compared with $58.8 million for the same period in 2013.  Income from operations as a percentage of Forward Air operating revenue was 14.4% for the nine months ended September 30, 2014 compared with 15.9% in the same period of 2013. Approximately $4.8 million of the increase in operating income was attributable to the acquisition of CST. Excluding CST, the remaining increase in operating income was driven by the increase in airport-to-airport revenue partially offset by higher purchased transportation costs.

FASI

FASI’s income from operations improved approximately $2.4 million to income of $2.8 million for the nine months ended September 30, 2014 compared to $0.4 million for the nine months ended September 30, 2013.  The improvement in operating performance is largely attributable to the increase in revenue as well as improved efficiencies and savings obtained primarily in our dock and total driver costs during the nine months ended September 30, 2014 compared to the same period in 2013.

TQI

TQI income from operations increased by $1.3 million, or 68.4%, to $3.2 million for the nine months ended September 30, 2014 compared with $1.9 million for the same period in 2013.  Income from operations as a percentage of TQI operating revenue was 8.7% for the nine months ended September 30, 2014 compared with 6.7% in the same period of 2013. Improvement in income from operations as percentage of revenue was attributable to higher revenue and increased utilization of owner-operators and Company-employed drivers as opposed to more costly third party transportation providers.

Interest Expense

Interest expense was $0.4 million for the nine months ended September 30, 2014 and 2013.

Other, net

Other income was $0.2 million for the nine months ended September 30, 2014 compared to other income of $0.1 million for the same period in 2013. The $0.2 million of other income primarily represents unrealized gains on trading securities held.

Income Taxes

The combined federal and state effective tax rate for the nine months ended September 30, 2014 was 37.5% compared to a rate of 36.1% for the same period in 2013. The increase in our effective tax rate was primarily due to the 2013 retroactive reinstatement of alternative fuel tax credits for 2012 and higher benefits obtained from disqualified dispositions by employees of previously non-deductible incentive stock options.

Net Income

As a result of the foregoing factors, net income increased by $5.2 million, or 13.4%, to $44.1 million for the nine months ended September 30, 2014 compared to $38.9 million for the same period in 2013.

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

In 2014, we performed a fair value estimation for each reporting unit. Our 2014 calculations for Forward Air, CST, FASI and TQI indicated that, as of June 30, 2014, the fair value of each reporting unit exceeded their carrying value by approximately 165.0%, 9.0%, 90.0% and 40.0%, respectively. For our 2014 analysis, the significant assumptions used for the income approach were 10 years of projected net cash flows and the following discount and long-term growth rates:

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
Liquidity and Capital Resources

We have historically financed our working capital needs, including capital expenditures, with cash flows from operations and borrowings under our bank lines of credit. Net cash provided by operating activities totaled approximately $65.1 million for the nine months ended September 30, 2014 compared to approximately $60.5 million for the nine months ended September 30, 2013. The $4.6 million increase in cash provided by operating activities is mainly attributable to a $10.8 million increase in net earnings after consideration of non-cash items and a $5.4 million decrease in cash used to fund accounts payable and prepaid assets, net of a $11.6 million decrease in cash collected from accounts receivable. The decreases in cash used for accounts payable and prepaid assets and the cash received from accounts receivables are attributable to the increased revenue activity discussed previously and the resulting impact on working capital.

Net cash used in investing activities was approximately $119.8 million for the nine months ended September 30, 2014 compared with approximately $77.0 million used in investing activities during the nine months ended September 30, 2013. Investing activities during the nine months ended September 30, 2014 consisted primarily of $84.3 million used to acquire CST and RGL and net capital expenditures of $35.5 million primarily for new trailers, vehicles and forklifts to replace aging units.  Investing activities during the nine months ended September 30, 2013 consisted primarily of $45.3 million used to acquire TQI and net capital expenditures of $31.6 million primarily for new trailers, vehicles and forklifts to replace aging units. The proceeds from disposal of property and equipment during the nine months ended September 30, 2014 and 2013 were primarily from sales of older trailers and vehicles.

Net cash used in financing activities totaled approximately $48.1 million for the nine months ended September 30, 2014 compared with net cash provided by investing activities of $2.9 million for the nine months ended September 30, 2013.  The $51.0 million decrease in in cash from financing activities was attributable to $40.0 million used to repurchase shares of our common stock, a $19.6 million decline in cash from employee stock transactions and related tax benefits and a $2.1 million increase in dividends paid. These decreases in cash flows were partially offset by a $10.7 million decrease in payments on debt and capital leases. Payments on debt and capital leases decreased as the result of lower debt assumed and settled with the acquisition of CST as compared to TQI. Dividends increased on new shares issued through stock option exercises and our Board of Directors increasing the quarterly cash dividend from $0.10 per share to $0.12 per share during the each quarter of 2014.

In February 2012, we entered into a $150.0 million credit facility. This facility has a term of five years and matures in February 2017. Interest rates for advances under the facility are LIBOR plus 1.1% based upon covenants related to total indebtedness to earnings (1.3% at September 30, 2014). The agreement contains certain covenants and restrictions related to new indebtedness, investment types and dispositions of property. None of the covenants are expected to significantly affect our operations or ability to pay dividends. No assets are pledged as collateral against the credit facility. As of September 30, 2014, we had no borrowings outstanding under the credit facility. At September 30, 2014, we had utilized $9.7 million of availability for outstanding letters of credit and had $140.3 million of available borrowing capacity under this credit facility.

On February 7, 2014, our Board of Directors approved a new stock repurchase authorization for up to two million shares of the our common stock. During the three months ended September 30, 2014, we repurchased 434,993 for $20.0 million, or $45.95 per share. During the nine months ended September 30, 2014, we repurchased 881,979 for $40.0 million, or $45.32 per share. As of September 30, 2014, 1,118,021 shares remain that may be repurchased.

During each quarter of 2013, our Board of Directors declared a cash dividend of $0.10 per share.  During each quarter of 2014, our Board of Directors declared a cash dividend of $0.12 per share.  We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by our Board of Directors.

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

The SEC's general guidance permits the exclusion of an assessment of the effectiveness of a registrant's disclosure controls and procedures as they relate to its internal controls over financial reporting for an acquired business during the first year following such acquisition, if among other circumstances and factors there is not adequate time between the acquisition date and the date of assessment. As previously disclosed, the Company completed its acquisition of Central States Trucking Co. and Central States Logistics, Inc. (collectively referred to as “CST”) on February 2, 2014. CST represents approximately 20.0% percent of the Company's total assets as of September 30, 2014. Management's assessment and conclusion on the effectiveness of the Company's disclosure controls and procedures as of September 30, 2014 excluded an assessment of the internal control over financial reporting of CST.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table provides information with respect to purchases we made of shares of our common stock during each month in the quarter ended September 30, 2014:

Period	Total Number of Shares Repurchased	Average Price Paid per Share	Total Number of Shares Repurchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
July 2014	—	—	446,986	1,553,014
August 2014	143,501	$45.97	590,487	1,409,513
September 2014	291,492	$45.94	881,979	1,118,021
	434,993	$45.95	881,979	1,118,021

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

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

Forward Air Corporation
Date: October 24, 2014	By:	/s/ Rodney L. Bell
Rodney L. Bell Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer)

By:	/s/ Michael P. McLean
Michael P. McLean Chief Accounting Officer, Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

No.	Exhibit
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