Form 10-K
period 2014-12-31
FORWARD AIR CORP
filed 2015-02-20
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2014 was approximately $1,445,406,912 based upon the $47.85 closing price of the stock as reported on The NASDAQ Stock Market LLC on that date. For purposes of this computation, all directors and executive officers of the registrant are assumed to be affiliates. This assumption is not a conclusive determination for purposes other than this calculation.

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share as of February 9, 2015 was 30,479,715.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

Introductory Note
This Annual Report on Form 10-K for the fiscal year ended December 31, 2014 (this “Form 10-K”) contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. Some forward-looking statements may be identified by use of such terms as “believes,” “anticipates,” “intends,” “plans,” “estimates,” “projects” or “expects.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The following is a list of factors, among others, that could cause actual results to differ materially from those contemplated by the forward-looking statements: economic factors such as recessions, inflation, higher interest rates and downturns in customer business cycles, our inability to maintain our historical growth rate because of a decreased volume of freight or decreased average revenue per pound of freight moving through our network, increasing competition and pricing pressure, surplus inventories, loss of a major customer, the creditworthiness of our customers and their ability to pay for services rendered, our ability to secure terminal facilities in desirable locations at reasonable rates, the inability of our information systems to handle an increased volume of freight moving through our network, changes in fuel prices, claims for property damage, personal injuries or workers’ compensation, employment matters including rising health care costs, enforcement of and changes in governmental regulations, environmental and tax matters, the handling of hazardous materials, the availability and compensation of qualified independent owner-operators and freight handlers as well as contracted, third party carriers needed to serve our customers' transportation needs and our inability to successfully integrate acquisitions. As a result of the foregoing, no assurance can be given as to future financial condition, cash flows or results of operations. Except as required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I

Item 1.         Business

We were formed as a corporation under the laws of the State of Tennessee on October 23, 1981. Our operations can be broadly classified into three principal segments:  Forward Air (“Forward Air”), Forward Air Solutions (“FASI”) and Total Quality ("TQI").

Through our Forward Air segment we provide time-definite surface transportation and related logistics services to the North American expedited ground freight market. Our licensed property broker utilizes qualified motor carriers, including our own, and other third-party transportation companies, to offer our customers local pick-up and delivery (Forward Air Complete®) and scheduled surface transportation of cargo as a cost-effective, reliable alternative to air transportation. We transport cargo that must be delivered at a specific time but is less time-sensitive than traditional air freight. This type of cargo is frequently referred to in the transportation industry as deferred air freight. We also offer our customers an array of logistics and other services including: expedited full truckload (“TLX”); dedicated fleets; warehousing; customs brokerage; and shipment consolidation, deconsolidation and handling. Also included in the Forward Air segment are the services performed by Central States Trucking Co. and Central States Logistics, Inc. (“CST”) which we acquired in 2014. CST provides intermodal drayage, devanning, transloading and warehousing services.

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

TQI, which we acquired in March 2013, provides maximum security and temperature-controlled logistics services, primarily truckload services, to the life sciences sector (pharmaceutical and biotechnology products). In addition to core pharmaceutical services and other cold chain services, TQI provides truckload and less-than-truckload brokerage transportation services.

Growth Strategy

Our strategy is to take advantage of our competitive strengths in order to increase our profits and shareholder returns. Our goal is to use our established businesses as the base from which to expand and launch new services that will allow us to grow and provide shareholder returns in any economic environment.  Principal components of our efforts include:

•
Increase Freight Volume from Existing Customers. Many of our customers currently use us for only a portion of their overall transportation needs.  We believe we can increase freight volumes from existing customers by offering more enhanced and comprehensive services that address all of the customer’s transportation needs, such as Forward Air Complete® ("Complete"), our direct to door pick-up and delivery service and customer label integration.  By offering additional services that can be integrated with our existing services, we believe we will attract additional business from existing customers.

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

•
Pursue Strategic Acquisitions. We continue to evaluate and pursue acquisitions that can increase our penetration of a geographic area, add new customers, add new business verticals, and increase freight volume.  In addition, we expect to explore acquisitions, such as TQI, that enable us to offer additional services. Further, in 2014, we completed the acquisition of CST which later in 2014 acquired substanially all the assets of Recob Great Lakes Express, Inc. ("RGL") and Multi-Modal Trucking, Inc. and Multi-Modal Services, Inc. (together referred to as "MMT"). CST provides industry leading container and intermodal drayage services primarily within the Midwest region of the United States. CST also provides linehaul service within the airport-to-airport space as well as dedicated contract and Container Freight Station warehouse services. Acquisitions may affect our short-term cash flow and net income as we expend funds, potentially increase indebtedness and incur additional expenses.

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
During 2014, approximately 27.0% of the freight Forward Air handled was for overnight delivery, approximately 57.1% was for delivery within two to three days and the balance was for delivery in four or more days. Forward Air generally does not market its airport-to-airport services directly to shippers (where such services might compete with our freight forwarder customers). Also, because Forward Air does not place significant size or weight restrictions on airport-to-airport shipments, Forward Air generally does not compete directly with integrated air cargo carriers such as United Parcel Service and Federal Express in the overnight delivery of small parcels. In 2014, Forward Air’s ten largest customers accounted for approximately 44.3% of Forward Air’s operating revenue and no single customer accounted for more than 10.0% of Forward Air’s operating revenue.

Terminals

Our airport-to-airport network consists of terminals located in the following 87 cities:

City	Airport Served	City	Airport Served
Albany, NY	ALB	Louisville, KY	SDF
Albuquerque, NM*	ABQ	Memphis, TN	MEM
Allentown, PA*	ABE	McAllen, TX	MFE
Atlanta, GA	ATL	Miami, FL	MIA
Austin, TX	AUS	Milwaukee, WI	MKE
Baltimore, MD	BWI	Minneapolis, MN	MSP
Baton Rouge, LA*	BTR	Mobile, AL*	MOB
Birmingham, AL*	BHM	Moline, IA	MLI
Blountville, TN*	TRI	Montgomery, AL*	MGM
Boston, MA	BOS	Nashville, TN	BNA
Buffalo, NY	BUF	Newark, NJ	EWR
Burlington, IA	BRL	Newburgh, NY	SWF
Cedar Rapids, IA	CID	New Orleans, LA	MSY
Charleston, SC	CHS	New York, NY	JFK
Charlotte, NC	CLT	Norfolk, VA	ORF
Chicago, IL	ORD	Oklahoma City, OK	OKC
Cincinnati, OH	CVG	Omaha, NE	OMA
Cleveland, OH	CLE	Orlando, FL	MCO
Columbia, SC*	CAE	Pensacola, FL*	PNS
Columbus, OH***	CMH	Philadelphia, PA	PHL
Corpus Christi, TX*	CRP	Phoenix, AZ	PHX
Dallas/Ft. Worth, TX**	DFW	Pittsburgh, PA	PIT
Dayton, OH*	DAY	Portland, OR	PDX
Denver, CO**	DEN	Raleigh, NC	RDU
Des Moines, IA**	DSM	Richmond, VA**	RIC
Detroit, MI	DTW	Rochester, NY	ROC
El Paso, TX	ELP	Sacramento, CA	SMF
Fort Wayne, IN*	FWA	Salt Lake City, UT	SLC
Grand Rapids, MI*	GRR	San Antonio, TX	SAT
Greensboro, NC	GSO	San Diego, CA	SAN
Greenville, SC	GSP	San Francisco, CA	SFO
Hartford, CT	BDL	Seattle, WA	SEA
Harrisburg, PA	MDT	Shreveport, LA*	SHV
Houston, TX	IAH	South Bend, IN*	SBN
Huntsville, AL*	HSV	St. Louis, MO	STL
Indianapolis, IN	IND	Syracuse, NY	SYR
Jacksonville, FL	JAX	Tampa, FL	TPA
Kansas City, MO	MCI	Toledo, OH*	TOL
Knoxville, TN*	TYS	Tucson, AZ*	TUS
Lafayette, LA*	LFT	Tulsa, OK**	TUL
Laredo, TX	LRD	Washington, DC	IAD
Las Vegas, NV	LAS	Montreal, Canada*	YUL
Little Rock, AR*	LIT	Toronto, Canada	YYZ
Los Angeles, CA	LAX
*     Denotes an independent agent location.
**   Denotes a location with combined Forward Air and FASI operations.
*** Denotes a location in which Forward Air is an agent for FASI.

     Independent agents operate 22 of our Forward Air locations. These locations typically handle lower volumes of freight relative to our Company-operated facilities.

Direct Service and Regional Hubs

We operate direct terminal-to-terminal services and regional overnight service between terminals where justified by freight volumes. We currently provide regional overnight service to many of the markets within our network. Direct service allows us to provide quicker scheduled service at a lower cost because it allows us to minimize out-of-route miles and eliminate the added time and cost of handling the freight at our central or regional hub sorting facilities. Direct shipments also reduce the likelihood of damage because of reduced handling and sorting of the freight. As we continue to increase volume between various terminals, we intend to add other direct services. When warranted by sufficient volume in a region, we utilize larger terminals as regional sorting hubs, which allow us to bypass our Columbus, Ohio central sorting facility. These regional hubs improve our operating efficiency and enhance customer service. We operate regional hubs in Atlanta, Charlotte, Chicago, Dallas/Ft. Worth, Denver, Kansas City, Los Angeles, New Orleans, Newark, Newburgh, Orlando, and Sacramento.

Shipments

The average weekly volume of freight moving through our airport-to-airport network was approximately 36.9 million pounds per week in 2014. During 2014, our average shipment weighed approximately 650 pounds and shipment sizes ranged from small boxes weighing only a few pounds to large shipments of several thousand pounds. Although we impose no significant size or weight restrictions, we focus our marketing and price structure on shipments of 200 pounds or more. As a result, we typically do not directly compete with integrated air cargo carriers in the overnight delivery of small parcels. The table below summarizes the average weekly volume of freight moving through our network for each year since 1999.

Average Weekly
Volume in Pounds
Year	(In millions)
1999	19.4
2000	24.0
2001	24.3
2002	24.5
2003	25.3
2004	28.7
2005	31.2
2006	32.2
2007	32.8
2008	34.2
2009	28.5
2010	32.6
2011	34.0
2012	34.9
2013	35.4
2014	37.4

Forward Air Logistics and Other Services

Forward Air customers increasingly demand more than the movement of freight from their transportation providers. To meet these demands, we continually seek ways to customize our logistics services and add new services.

Our logistics and other services allow customers to access the following services from a single source:

•	expedited full truckload, or TLX;

•	intermodal drayage, or CST;

•	dedicated fleet;

•	customs brokerage, such as assistance with U.S. Customs and Border Protection (“U.S. Customs”) procedures for both import and export shipments;

•	warehousing, dock and office space;

•	hotshot or ad-hoc ultra expedited services; and

•	shipment consolidation and handling, such as shipment build-up and break-down and reconsolidation of air or ocean pallets or containers.

These services are critical to many of our customers that do not provide logistics services themselves or that prefer to use one provider for all of their surface transportation needs.

Our logistics revenue is generated primarily by our TLX and intermodal drayage services. Our TLX service provides a high level of truckload service through a dedicated owner operator fleet and third party transportation providers that allow for flexible capacity while also allowing us to cross utilize assets and capacity with our airport-to-airport fleet.

In conjunction with our acquisitions of CST in February 2014 and the related acquisitions of RGL and MMT, we expanded our container and intermodal drayage operations into the Midwest. We now offer container and intermodal drayage services in Charleston, Chicago, Cleveland, Detroit, Houston, Indianapolis, Milwaukee and Minneapolis.

Forward Air Customers
Our wholesale customer base is primarily comprised of freight forwarders, integrated air cargo carriers and passenger, cargo airlines and steamship lines. Forward Air's freight forwarder customers vary in size from small, independent, single facility companies to large, international logistics companies such as SEKO Worldwide, AIT Worldwide Logistics, Expeditors International of Washington, Associated Global, UPS Supply Chain Solutions, FedEx Corporation and Pilot Air Freight. Because we deliver dependable service, integrated air cargo carriers such as UPS Cargo, FedEx Corporation and DHL Worldwide Express use our network to provide overflow capacity and other services, including shipment of bigger packages and pallet-loaded cargo. Our passenger and cargo airline customers include United Airlines and Delta.
Forward Air Purchased Transportation
Our licensed property broker places our customers’ cargo with qualified motor carriers, including our own, and other third-party transportation companies. Forward Air's licensed motor carrier contracts with owner-operators for most of its transportation services.  The owner-operators own, operate and maintain their own tractors and employ their own drivers. Our freight handlers load and unload our trailers and vehicles for hauling by owner-operators between our terminals.

Forward Air seeks to establish long-term relationships with owner-operators to assure dependable service and availability. Historically, Forward Air has experienced significantly higher than industry average retention of owner-operators. Forward Air has established specific guidelines relating to safety records, driving experience and personal evaluations that we use to select our owner-operators. To enhance its relationship with the owner-operators, Forward Air rates are generally above prevailing market rates and we announced rate increases at the end of 2014. In addition, our owner-operators and their drivers often are able to negotiate a consistent work schedule. Usually, owner-operators and their drivers also negotiate schedules that are between the same two cities or along a consistent route, improving quality of work life for the owner-operators and their drivers and, in turn, increasing our driver retention.

As a result of efforts to expand our logistics and other services, seasonal demands and volume surges in particular markets, we also purchase transportation from other surface transportation providers to handle overflow volume. Of the $277.3 million incurred for Forward Air purchased transportation during 2014, we purchased 53.3% from the owner-operators of our licensed motor carrier and 46.7% from other surface transportation providers.
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

Forward Air Solutions (FASI)

Pool Distribution

Through our FASI segment we provide pool distribution services through a network of terminals and service locations in 29 cities throughout the Mid-Atlantic, Southeast, Midwest and Southwest continental United States.  Pool distribution involves managing high-frequency handling and distribution of time-sensitive product to numerous destinations in specific geographic regions. Our FASI pool distribution customers are primarily comprised of national and regional retailers and distributors, such as Stage Stores, The Limited, The Marmaxx Group and The GAP.   FASI’s four largest customers accounted for approximately 64.6% of FASI’s 2014 operating revenue, but revenues from these four customers do not exceed 10.0% of our consolidated revenue.  No other customers accounted for more than 10.0% of FASI’s operating revenue.

Our pool distribution network consists of terminals and service locations in the following 29 cities:

City
Albuquerque, NM*	Jeffersonville, OH
Atlanta, GA	Kansas City, MO
Baltimore, MD	Lakeland, FL
Baton Rouge, LA*	Las Vegas, NV
Charlotte, NC	Little Rock, AR*
Chicago, IL*	Miami, FL
Columbus, OH**	Montgomery, AL
Dallas/Ft. Worth, TX***	Nashville, TN
Denver, CO***	Raleigh, NC
Des Moines, IA***	Richmond, VA***
Detroit, MI*	Rochester, NY*
El Paso, TX*	San Antonio, TX
Houston, TX	St. Louis, MO*
Jacksonville, FL	Tulsa, OK***
Jacksonville, TX

* Denotes an independent agent station.
** Denotes a location in which Forward Air is an agent for FASI.
***   Denotes a location with combined Forward Air and FASI operations.

FASI Transportation
FASI provides transportation services through a mix of Company-employed drivers, owner-operators and third party carriers. The mix of sources utilized to provide FASI transportation services is dependent on the individual markets and related customer routes. During 2014, approximately 38.9% of FASI's direct transportation expenses were provided by Company-employed drivers, 25.2% by owner-operators and 35.9% was provided by third party carriers.
FASI Competition
The pool distribution segment of the transportation industry is also highly competitive and very fragmented. Our competitors primarily include regional and national truckload and less-than-truckload carriers. We believe FASI has an advantage over our competitors due to our presence in several regions across the continental United States allowing us to provide consistent, high-quality service to our customers regardless of location.
Total Quality (TQI)
TQI is a premium provider of maximum security and temperature-controlled services to the pharmaceutical and other life science industries. TQI utilizes industry-leading temperature-controlled equipment, 24-hour real-time monitoring and tracking technology and layered security features and practices to provide our customers with a high level of service. In addition to its core pharmaceutical services, TQI also provides truckload and less-than-truckload brokerage transportation services. TQI’s administrative headquarters are located in Grand Haven, Michigan.
TQI Transportation
TQI maintains a fleet of Company-employed drivers and owner-operators. All Company-employed drivers and owner-operators are incentivized to follow strict operating procedures during pick up, transport and delivery. In addition to TQI’s private and owner-operator fleet, TQI has contracted third party partner carriers, that have committed to meet TQI’s high standards of service and serve as a dedicated source of scalable capacity. Utilizing these partner carriers, TQI is able to accommodate spikes in demand created by product launches, product recalls, special promotions and other seasonal marketing efforts that require additional capacity. During 2014, approximately 27.6% of TQI's direct transportation expenses were provided by Company-employed drivers, 7.7% by owner-operators and 64.7% was provided by third party carriers.
TQI Competition
TQI competitors primarily include national and regional truckload carriers. We believe competition in TQI’s market is based primarily on quality service, on-time delivery and flexibility together with reliability and security. We believe TQI has a competitive advantage as a result of our superior technology and its established relationships with market leaders in the pharmaceutical and other life science industries.
Marketing

We market all our services through a sales and marketing staff located in major markets of the United States. Senior management also is actively involved in sales and marketing at the national account level and supports local sales initiatives. We also participate in air cargo and retail trade shows and advertise our services through direct mail programs and through the Internet via www.forwardair.com, www.forwardairsolutions.com, www.shiptqi.com and www.cstruck.com. The information contained on our websites is not part of this filing and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

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

Employees and Equipment

      As of December 31, 2014, we had 2,820 full-time employees, 934 of whom were freight handlers. Also, as of that date, we had an additional 1,082 part-time employees, of whom the majority were freight handlers. None of our employees are covered by a collective bargaining agreement. We recognize that our workforce, including our freight handlers, is one of our most valuable assets. The recruitment, training and retention of qualified employees is essential to support our continued growth and to meet the service requirements of our customers.

We own the majority of trailers we use to move freight through our networks. Substantially all of our trailers are 53’ long, some of which have specialized roller bed equipment required to serve air cargo industry customers. At December 31, 2014, we had 3,777 owned trailers in our fleet with an average age of approximately 5.3 years. In addition, at December 31, 2014, we also had 40 leased trailers in our fleet. At December 31, 2014, we had 573 owned tractors and straight trucks in our fleet, with an average age of approximately 4.8 years. In addition, at December 31, 2014, we also had 109 leased tractors and straight trucks in our fleet.

Risk Management and Litigation

Under U.S. Department of Transportation (“DOT”) regulations, we are liable for property damage and personal injuries caused by owner-operators and Company-employed drivers while they are operating on our behalf. We currently maintain liability insurance coverage that we believe is adequate to cover third-party claims. We have a self-insured retention of $0.5 million per occurrence for vehicle and general liability claims. We may also be subject to claims for workers’ compensation. We maintain workers’ compensation insurance coverage that we believe is adequate to cover such claims. We have a self-insured retention of approximately $0.3 million for each such claim, except in Ohio, where we are a qualified self-insured entity with an approximately $0.5 million self-insured retention. We could incur claims in excess of our policy limits or incur claims not covered by our insurance.

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

Service Marks

Through one of our subsidiaries, we hold federal trademark registrations or applications for federal trademark registration, associated with the following service marks: Forward Air, Inc. ®, North America’s Most Complete Roadfeeder Network ®, Forward Air  ®, Forward Air Solutions®, Forward Air TLXSM, Forward Air Complete®, PROUD™ and Total Quality, Inc.®. These marks are of significant value to our business. We are also in the process of registering our trademarks for TQI Inc. and Central States Trucking Co.

Website Access

We file reports with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. We are an electronic filer and the SEC maintains an Internet site at www.sec.gov that contains these reports and other information filed electronically. We make available free of charge through our website our Code of Business Conduct and Ethics and our reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Our website addresses are www.forwardair.com, www.forwardairsolutions.com, www.shiptqi.com and www.cstruck.com. Our goal is to maintain our website as a portal through which investors can easily find or navigate to pertinent information about us. The information provided on the website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

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

Our business is dependent upon a number of factors that may have a material adverse effect on the results of our operations, many of which are beyond our control. These factors include increases or rapid fluctuations in fuel prices, freight volumes, capacity in the trucking industry, insurance premiums, self-insured retention levels, difficulty in attracting and retaining qualified owner-operators and freight handlers as well as needed outside capacity and the status of our owner-operators as independent contractors. Our profitability would decline if we were unable to anticipate and react to increases in our operating costs, including purchased transportation and labor, or decreases in the amount of revenue per pound of freight shipped through our networks. As a result of competitive factors, we may be unable to raise our prices to meet increases in our operating costs, which could result in a material adverse effect on our business, results of operations and financial condition.

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

The segments of the freight transportation industry in which we participate are highly competitive, very fragmented and historically have few barriers to entry. Our principal competitors include national and regional truckload and less-than-truckload brokers and carriers. To a lesser extent, we also compete with integrated air cargo carriers and passenger airlines. Our competition ranges from small operators that compete within a limited geographic area to companies with substantially greater financial and other resources, including greater freight capacity.  We also face competition from freight forwarders who decide to establish their own networks to transport expedited ground freight. We believe competition is based primarily on quality service, on-time delivery, flexibility, reliability and security, as well as rates. Many of our competitors periodically reduce their rates to gain business, especially during times of economic decline. In the past several years, several of our competitors have reduced their rates to unusually low levels that we believe are unsustainable in the long-term, but that may materially adversely affect our business in the short-term. These competitors may cause a decrease in our volume of freight, require us to lower the prices we charge for our services and adversely affect both our growth prospects and profitability.

If we have difficulty attracting and retaining owner-operators or freight handlers, our results of operations could be adversely affected.

We depend on owner-operators for most of our transportation needs. In 2014, owner-operators provided 49.5% of our purchased transportation. Competition for owner-operators is intense, and sometimes there are shortages of available owner-operators. In addition, we need a large number of freight handlers to operate our business efficiently. During periods of low unemployment in the areas where our terminals are located, we may have difficulty hiring and retaining a sufficient number of freight handlers. If we have difficulty attracting and retaining enough qualified owner-operators or freight handlers, we may be forced to increase wages and benefits, which would increase our operating costs. This difficulty may also impede our ability to maintain our delivery schedules, which could make our service less competitive and force us to curtail our planned growth. If our labor costs increase, we may be unable to offset the increased labor costs by increasing rates without adversely affecting our business. As a result, our profitability may be reduced.

If we have difficulty contracting with a sufficient number of third-party carriers to supplement our owner-operator fleet and satisfy our customers’ fast-growing transportation needs, our results of operations could be adversely affected.

To augment our fleet of owner-operators, we purchase transportation from third-party carriers. As with owner-operators, competition for third-party carriers is intense, and sometimes there are shortages of available third-party carriers. If we cannot secure a sufficient number of owner-operators and have to purchase transportation from third-party carriers, our operating costs certainly will increase. This capacity deficit may lead to a loss of customers and a decline in the volume of freight we receive from customers.

Claims for property damage, personal injuries or workers’ compensation and related expenses could significantly reduce our earnings.

Under DOT regulations, we are liable for property damage and personal injuries caused by owner-operators and Company-employed drivers while they are operating on our behalf. We currently maintain liability insurance coverage that we believe is adequate to cover third-party claims. Forward Air and FASI have a self-insured retention of $0.5 million per occurrence for vehicle and general liability claims. We may also be subject to claims for workers’ compensation. We maintain workers’ compensation insurance coverage that we believe is adequate to cover such claims. Forward Air and FASI have a self-insured retention of approximately $0.3 million for each such claim, except in Ohio, where we are a qualified self-insured entity with an approximately $0.5 million self-insured retention. We could incur claims in excess of our policy limits or incur claims not covered by our insurance. Any claims beyond the limits or scope of our insurance coverage may have a material adverse effect on us. Because we do not carry “stop loss” insurance, a significant increase in the number of claims that we must cover under our self-insurance retainage could adversely affect our profitability. In addition, we may be unable to maintain insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against losses.

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

Extreme or unusual weather conditions can disrupt our operations, impact freight volumes and increase our costs, all of which could adversely affect our results of operations.

Certain weather conditions such as ice and snow can disrupt our operations. Increases in the cost of operations, such as towing and other maintenance activities, frequently occur during the winter months. Natural disasters such as hurricanes and flooding can also impact freight volumes and negatively impact our results of operations.

We could be required to record a material non-cash charge to income if our recorded intangible assets or goodwill are determined to be impaired.

We have $72.7 million of recorded net definite-lived intangible assets on our consolidated balance sheet at December 31, 2014.  Our definite-lived intangible assets primarily represent the value of customer relationships and non-compete agreements that were recorded in conjunction with our various acquisitions.  We review our long-lived assets, such as our definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Impairment is recognized on these assets when the sum of undiscounted estimated cash flows expected to result from the use of the asset is less than the carrying value.  If such measurement indicates an impairment, we would be required to record a non-cash impairment charge to our consolidated statement of comprehensive income in the amount that the carrying value of these assets exceed the estimated fair value of the assets.

We also have recorded goodwill of $144.4 million on our consolidated balance sheet at December 31, 2014.  Goodwill is assessed for impairment annually (or more frequently if circumstances indicate possible impairment) for each of our reporting units.  This assessment includes comparing the fair value of each reporting unit to the carrying value of the assets assigned to each reporting unit.  If the carrying value of the reporting unit was to exceed our estimated fair value of the reporting unit, we would then be required to estimate the fair value of the individual assets and liabilities within the reporting unit to ascertain the amount of fair value of goodwill and any potential impairment.  If we determine that our fair value of goodwill is less than the related book value, we could be required to record a non-cash impairment charge to our consolidated statement of comprehensive income, which could have a material adverse effect on our earnings.

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

Our information technology systems are dependent upon global communications providers, web browsers, telephone systems and other aspects of the Internet infrastructure that have experienced significant system failures and electrical outages in the past. While we take measures to ensure our major systems have redundant capabilities, our systems are susceptible to outages from fire, floods, power loss, telecommunications failures, break-ins, cyber-attacks and similar events. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. The occurrence of any of these events could disrupt or damage our information technology systems and hamper our internal operations, our ability to provide services to our customers and the ability of our customers to access our information technology systems. A material network breach in the security of our information technology systems could include the theft of our intellectual property or trade secrets, personal information of our employees and confidential information of certain customers. To the extent that any disruptions or security breach results in a loss or damage to our data, or in inappropriate disclosure of confidential information, it could cause significant damage to our reputation, affect our relationships with our customers, reduce the demand for our services, lead to claims against us and ultimately harm our business. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

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

In addition, as global warming issues become more prevalent, federal and local governments and our customers are beginning to respond to these issues. This increased focus on sustainability may result in new regulations and customer requirements that could negatively affect us. This could cause us to incur additional direct costs or to make changes to our operations in order to comply with any new regulations and customer requirements, as well as increased indirect costs or loss of revenue resulting from, among other things, our customers incurring additional compliance costs that affect our costs and revenues. We could also lose revenue if our customers divert business from us because we have not complied with their sustainability requirements. These costs, changes and loss of revenue could have a material adverse effect on our business, financial condition and results of operations.

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

None of our employees is currently represented by a collective bargaining agreement. However, we have no assurance that our employees will not unionize in the future, which could increase our operating costs and force us to alter our operating methods. This could have a material adverse effect on our operating results.

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

We lease and maintain 76 additional terminals, including our pool distribution terminals, located in major cities throughout the United States and Canada. Lease terms for these terminals are typically for three to five years. The remaining 30 terminals are agent stations operated by independent agents who handle freight for us on a commission basis.

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

2014	High	Low	Dividends
First Quarter	$46.66	$41.36	$0.12
Second Quarter	48.08	42.09	0.12
Third Quarter	48.93	44.45	0.12
Fourth Quarter	51.37	43.60	0.12

2013	High	Low	Dividends
First Quarter	$39.58	$35.28	$0.10
Second Quarter	39.66	35.93	0.10
Third Quarter	41.94	36.05	0.10
Fourth Quarter	44.57	38.26	0.10

According to a position listing there were approximately 428 shareholders of record of our Common Stock as of January 15, 2015.

Subsequent to December 31, 2014, our Board of Directors declared a cash dividend of $0.12 per share that will be paid in the first quarter of 2015. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

There are no material restrictions on our ability to declare dividends.

None of our securities were sold during fiscal year 2014 without registration under the Securities Act.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2014 with respect to shares of our Common Stock that may be issued under existing equity compensation plans, the 1999 Stock Option and Incentive Plan (the “1999 Plan”), the Amended and Restated Stock Option and Incentive Plan (“1999 Amended Plan”), the Non-Employee Director Stock Option Plan (the “NED Plan”), the 2000 Non-Employee Director Award (the “2000 NED Award”), the 2005 Employee Stock Purchase Plan (the “ESPP”) and the Amended and Restated Non-Employee Director Stock Plan (the “Amended Plan”).  Our shareholders have approved each of these plans.

Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued upon Exercise or Vesting of Outstanding/Unvested Shares, Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
		(a)	(b)
Equity Compensation Plans Approved by Shareholders	1,659,835	$28	1,659,547
Equity Compensation Plans Not Approved by Shareholders	—	—	—
Total	1,659,835	$28	1,659,547

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

(b)	Includes shares available for future issuance under the ESPP. As of December 31, 2014, an aggregate of 403,792 shares of Common Stock were available for issuance under the ESPP.

 Stock Performance Graph

The following graph compares the percentage change in the cumulative shareholder return on our Common Stock with The NASDAQ Trucking and Transportation Stocks Index and The NASDAQ Global Select Stock Market™ Index commencing on the last trading day of December 2009 and ending on the last trading day of December 2014. The graph assumes a base investment of $100 made on December 31, 2009 and the respective returns assume reinvestment of all dividends. The comparisons in this graph are required by the SEC and, therefore, are not intended to forecast or necessarily be indicative of any future return on our Common Stock.

The performance graph and related information shall not be deemed “soliciting material” or be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

	2009	2010	2011	2012	2013	2014
Forward Air Corporation	$100	$113	$128	$140	$175	$201
Nasdaq Trucking and Transportation Stocks Index	100	131	111	117	146	203
Nasdaq Global Select Stock Market Index	100	117	115	134	184	210

Issuer Purchases of Equity Securities

No shares of our Common Stock were repurchased by the Company during the three months ended December 31, 2014.

Item 6.        Selected Financial Data

The following table sets forth our selected financial data. The selected financial data should be read in conjunction with our consolidated financial statements and notes thereto, included elsewhere in this report.

	Year ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2014	2013	2012	2011	2010
	(In thousands, except per share data)
Income Statement Data:
Operating revenue	$780,959	$652,481	$584,446	$536,402	$483,939
Income from operations	96,406	84,355	83,532	77,110	53,739
Operating margin (1)	12.3%	12.9%	14.3%	14.4%	11.1%

Net income	61,169	54,467	52,668	47,199	32,036
Net income per share:
Basic	$1.99	$1.81	$1.82	$1.62	$1.11
Diluted	$1.96	$1.77	$1.78	$1.60	$1.10

Cash dividends declared per common share	$0.48	$0.40	$0.34	$0.28	$0.28

Balance Sheet Data (at end of period):
Total assets	$541,805	$506,269	$399,187	$341,151	$348,796
Long-term obligations, net of current portion
	1,275	3	58	333	50,883
Shareholders' equity	463,563	435,865	351,671	286,902	256,086

(1) Income from operations as a percentage of operating revenue

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Executive Summary

Our operations can be broadly classified into three principal segments: Forward Air, Forward Air Solutions (“FASI”) and Total Quality ("TQI").

Through our Forward Air segment, we provide time-definite surface transportation and related logistics services to the North American expedited ground freight market. Our licensed property broker utilizes qualified motor carriers, including our own, and other third-party transportation companies, to offer our customers local pick-up and delivery (Forward Air Complete®) and scheduled surface transportation of cargo as a cost-effective, reliable alternative to air transportation. We transport cargo that must be delivered at a specific time, but is less time-sensitive than traditional air freight. This type of cargo is frequently referred to in the transportation industry as deferred air freight. We operate our Forward Air segment through a network of terminals located on or near airports in 87 cities in the United States and Canada, including a central sorting facility in Columbus, Ohio and 12 regional hubs serving key markets. We also offer our customers an array of logistics and other services including: expedited truckload brokerage (“TLX”); intermodal drayage; dedicated fleets; warehousing; customs brokerage; and shipment consolidation, deconsolidation and handling.

FASI provides pool distribution services throughout the Mid-Atlantic, Southeast, Midwest and Southwest continental United States. Pool distribution involves managing high-frequency handling and distribution of time-sensitive product to numerous destinations in specific geographic regions. Our primary customers for this service are regional and nationwide distributors and retailers, such as mall, strip mall and outlet based retail chains. We service these customers through a network of terminals and service centers located in 29 cities.

TQI is a provider of maximum security and temperature-controlled logistics services, primarily truckload services, to the life sciences sector (pharmaceutical and biotechnology products). In addition to core pharmaceutical services and other cold chain services, TQI provides truckload and less-than-truckload brokerage transportation services.

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

Trends and Developments

Acquisitions of CST and Related Companies

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

The acquisition of CST provides us with a scalable platform for which to enter the intermodal drayage space and thereby continuing to expand and diversify our service offerings. As part of our strategy to scale CST's operations, in September 2014, CST acquired certain assets of Recob Great Lakes Express, Inc. ("RGL") for $1.4 million and in November 2014, acquired Multi-Modal Trucking, Inc. and Multi-Modal Services, Inc. (together referred to as "MMT") for approximately $5.8 million. The acquisition of RGL and MMT's assets provided an opportunity for CST to expand into additional midwest markets.

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

Results from Operations

During the year ended December 31, 2014, we experienced a 19.7% and 14.2% increase in our consolidated revenues and income from operations, respectively, compared to the year ended December 31, 2013. The increase in revenue and income from operations was primarily attributable to our CST acquisitions, a full year of operations from TQI and increased revenue and improved operating performance from FASI. During the year ended December 31, 2014, the CST acquisitions contributed $68.9 million in operating revenue and approximately $7.1 million in income from operations.

Forward Air revenue and income from operations increased 22.2% and 9.4%, respectively.  The Forward Air revenue and operating income increases were largely driven by the CST acquisitions which have been included in our Forward Air segment. Higher airport-to-airport revenue attributable to increased tonnage and improved pricing drove the remaining increase in Forward Air revenue. However, increases in airport-to-airport revenue did not translate to an improved operating margin as higher operating costs, primarily purchased transportation, largely mitigated the increased revenue.

FASI revenue increased 10.4% during the year ended December 31, 2014 compared to the year ended December 31, 2013.  In conjunction with the revenue growth, FASI's income from operations improved $3.9 million and 185.7%, from $2.1 million in 2013 to $6.0 million during 2014. The increase in revenue and the corresponding increase in income from operations was the result of rate increases implemented during the first quarter of 2014 and improvement in operating processes.

TQI's revenue and operating income increased 16.7% and 19.4%, respectively, mostly due to 2014 including a full year of operating results as opposed to only ten months during 2013.

Our net fuel surcharge revenue is the result of our fuel surcharge rates, which are set weekly using the national average for diesel price per gallon, and the volumes shipped. Due to the acquisition of CST and improved volumes, our net fuel surcharge revenue increased by 12.8% during the year end December 31, 2014 compared to the year ended December 31, 2013.

Results of Operations

The following table sets forth our historical financial data for the years ended December 31, 2014 and 2013 (in millions):

	Year ended
	December 31,	December 31,		Percent
	2014	2013	Change	Change
Operating revenue	$781.0	$652.5	$128.5	19.7%
Operating expenses:
Purchased transportation	334.6	285.7	48.9	17.1
Salaries, wages, and employee benefits	182.1	151.1	31.0	20.5
Operating leases	34.0	29.3	4.7	16.0
Depreciation and amortization	31.1	23.6	7.5	31.8
Insurance and claims	15.7	12.5	3.2	25.6
Fuel expense	20.2	15.2	5.0	32.9
Other operating expenses	66.9	50.7	16.2	32.0
Total operating expenses	684.6	568.1	116.5	20.5
Income from operations	96.4	84.4	12.0	14.2
Other income (expense):
Interest expense	(0.6)	(0.5)	(0.1)	20.0
Other, net	0.3	0.1	0.2	200.0
Total other expense	(0.3)	(0.4)	0.1	(25.0)
Income before income taxes	96.1	84.0	12.1	14.4
Income taxes	34.9	29.5	5.4	18.3
Net income	$61.2	$54.5	$6.7	12.3%

The following table sets forth our historical financial data by segment for the years ended December 31, 2014 and 2013 (in millions):

	Year ended
	December 31,	Percent of	December 31,	Percent of		Percent
	2014	Revenue	2013	Revenue	Change	Change
Operating revenue
Forward Air	$612.4	78.4%	$501.1	76.8%	$111.3	22.2%
FASI	125.2	16.0	113.4	17.4	11.8	10.4
TQI	48.8	6.3	41.8	6.4	7.0	16.7
Intercompany eliminations	(5.4)	(0.7)	(3.8)	(0.6)	(1.6)	42.1
Total	781.0	100.0	652.5	100.0	128.5	19.7

Purchased transportation
Forward Air	277.3	45.3	230.9	46.1	46.4	20.1
FASI	36.6	29.3	34.5	30.4	2.1	6.1
TQI	24.7	50.6	23.2	55.5	1.5	6.5
Intercompany eliminations	(4.0)	74.1	(2.9)	76.3	(1.1)	37.9
Total	334.6	42.8	285.7	43.8	48.9	17.1

Salaries, wages and employee benefits
Forward Air	131.7	21.5	105.4	21.0	26.3	25.0
FASI	42.0	33.5	39.3	34.7	2.7	6.9
TQI	8.4	17.2	6.4	15.3	2.0	31.3
Total	182.1	23.3	151.1	23.2	31.0	20.5

Operating leases
Forward Air	24.9	4.1	20.2	4.0	4.7	23.3
FASI	9.0	7.2	9.0	7.9	—	—
TQI	0.1	0.2	0.1	0.2	—	—
Total	34.0	4.4	29.3	4.5	4.7	16.0

Depreciation and amortization
Forward Air	21.7	3.5	16.2	3.2	5.5	34.0
FASI	5.8	4.6	5.0	4.4	0.8	16.0
TQI	3.6	7.4	2.4	5.8	1.2	50.0
Total	31.1	4.0	23.6	3.6	7.5	31.8

Insurance and claims
Forward Air	11.8	1.9	8.7	1.8	3.1	35.6
FASI	3.1	2.5	3.3	2.9	(0.2)	(6.1)
TQI	0.8	1.7	0.5	1.2	0.3	60.0
Total	15.7	2.0	12.5	1.9	3.2	25.6

Fuel expense
Forward Air	8.4	1.4	4.0	0.8	4.4	110.0
FASI	7.3	5.8	7.0	6.2	0.3	4.3
TQI	4.5	9.2	4.2	10.1	0.3	7.1
Total	20.2	2.6	15.2	2.3	5.0	32.9

Other operating expenses
Forward Air	50.5	8.2	37.0	7.4	13.5	36.5
FASI	15.4	12.3	13.2	11.6	2.2	16.7
TQI	2.4	4.9	1.4	3.3	1.0	71.4
Intercompany eliminations	(1.4)	25.9	(0.9)	23.7	(0.5)	55.6
Total	66.9	8.6	50.7	7.8	16.2	32.0

Income from operations
Forward Air	86.1	14.1	78.7	15.7	7.4	9.4
FASI	6.0	4.8	2.1	1.9	3.9	185.7
TQI	4.3	8.8	3.6	8.6	0.7	19.4
Total	$96.4	12.3%	$84.4	12.9%	$12.0	14.2%

The following table presents the components of the Forward Air segment’s operating revenue and purchased transportation for the years ended December 31, 2014 and 2013 (in millions):

	Year ended
	December 31,	Percent of	December 31,	Percent of		Percent
	2014	Revenue	2013	Revenue	Change	Change
Operating Revenue
Forward Air
Airport-to-airport	$429.4	70.1%	$393.3	78.5%	$36.1	9.2%
Logistics services
Expedited full truckload - TLX	77.7	12.7	74.4	14.8	3.3	4.4
Intermodal/drayage	55.3	9.0	5.1	1.0	50.2	984.3
Total Logistics services	133.0	21.7	79.5	15.8	53.5	67.3
Other Forward Air services	50.0	8.2	28.3	5.7	21.7	76.7
Forward Air - Total revenue	612.4	78.4	501.1	76.8	111.3	22.2
TQI - Pharmaceutical services	48.8	6.3	41.8	6.4	7.0	16.7
Forward Air Solutions - Pool distribution	125.2	16.0	113.4	17.4	11.8	10.4
Intersegment eliminations	(5.4)	(0.7)	(3.8)	(0.6)	(1.6)	42.1
Consolidated operating revenue	$781.0	100.0%	$652.5	100.0%	$128.5	19.7%

	Year ended
	December 31,	Percent of	December 31,	Percent of		Percent
	2014	Revenue	2013	Revenue	Change	Change
Purchased Transportation
Forward Air
Airport-to-airport	$183.3	42.7%	$163.3	41.5%	$20.0	12.2%
Logistics services
Expedited full truckload - TLX	59.8	77.0	56.2	75.5	3.6	6.4
Intermodal/drayage	21.7	39.2	3.1	60.8	18.6	600.0
Total Logistics services	81.5	61.3	59.3	74.6	22.2	37.4
Other Forward Air services	12.5	25.0	8.3	29.3	4.2	50.6
Forward Air - Total purchased transportation	277.3	45.3	230.9	46.1	46.4	20.1
TQI - Pharmaceutical services	24.7	50.6	23.2	55.5	1.5	6.5
Forward Air Solutions - Pool distribution	36.6	29.3	34.5	30.4	2.1	6.1
Intersegment eliminations	(4.0)	74.1	(2.9)	76.3	(1.1)	37.9
Consolidated purchased transportation	$334.6	42.8%	$285.7	43.8%	$48.9	17.1%

Year ended December 31, 2014 compared to Year ended December 31, 2013

Revenues

Operating revenue increased by $128.5 million, or 19.7%, to $781.0 million for the year ended December 31, 2014 from $652.5 million for the year ended December 31, 2013.

Forward Air

Forward Air operating revenue increased $111.3 million, or 22.2%, to $612.4 million from $501.1 million, accounting for 78.4% of consolidated operating revenue for the year ended December 31, 2014. Airport-to-airport revenue, which is the largest component of our consolidated operating revenue, increased $36.1 million, or 9.2%, from $393.3 million. Airport-to-airport revenue accounted for 70.1% of the Forward Air’s operating revenue during the years ended December 31, 2014 compared to

78.5% for the year ended December 31, 2013.  An increase in tonnage and increase in our base revenue per pound, excluding net fuel surcharge revenue and Forward Air Complete™ (“Complete”) revenue, accounted for $27.4 million of the increase in airport-to-airport revenue. Our airport-to-airport business is priced on a per pound basis and the average revenue per pound, excluding the impact of fuel surcharges and Complete, increased 3.2% for the year ended December 31, 2014 versus the year ended December 31, 2013. Tonnage that transited our network increased by 5.5% during the year ended December 31, 2014 compared with the year ended December 31, 2013.  The remaining increase in airport-to-airport revenue was attributable to higher Complete pick-up and delivery revenue and net fuel surcharge revenue.  Complete pick-up and delivery revenue increased $5.9 million, or 11.3%, during the year ended December 31, 2014 compared to the year ended December 31, 2013.  The increase in Complete revenue is attributable to an increase in the attachment rate of our Complete service to our standard airport-to-airport linehaul service, to 18.1% in 2014 compared to 17.3% in 2013. Net fuel surcharge revenue increased $2.9 million, or 8.7%, during the year ended December 31, 2014 compared to the same period in 2013. Net fuel surcharge revenue increased largely on improved airport-to-airport tonnage volumes.

Logistics revenue, which is primarily TLX and intermodal drayage and priced on a per mile basis, increased $53.5 million, or 67.3%, to $133.0 million for the year ended December 31, 2014 from $79.5 million for the year ended December 31, 2013.  The increase in logistics revenue was mostly attributable to a $50.2 million increase in intermodal drayage revenue in conjunction with the acquisition of CST. TLX revenue also increased $3.3 million, or 4.4%, during the year ended December 31, 2014, compared to the same period in 2013. The increase in TLX revenue was attributable to a 13.9% increase in revenue per mile partially offset by a 8.3% decrease in miles driven to support our TLX revenue. TLX's revenue per mile increased on a shift in business mix that provided a higher revenue per mile due to the required use of more expensive third party transportation providers.

Other revenue, which includes warehousing services and terminal handling, accounts for the final component of Forward Air operating revenue. Other revenue increased $21.7 million, or 76.7%, to $50.0 million during the year ended December 31, 2014 from $28.3 million during the year ended December 31, 2013.  The increase in Forward Air other revenue was mainly attributable to $20.3 million in local delivery work, warehousing and handling revenues associated with the acquisition of CST and a $1.4 million increase in our previously existing Forward Air operations.

FASI

FASI operating revenue increased $11.8 million, or 10.4%, to $125.2 million for the year ended December 31, 2014 from $113.4 million for the year ended December 31, 2013.  Approximately $5.1 million of the increase in revenue was attributable to new business wins from two new customers that were initiated during February and April 2013. Another $3.0 million of the revenue increase was attributable to new business wins from new customers added during 2014. The remaining increase is the net volume increases from previously existing customers and the impact of rate increases initiated with all customers during the first quarter of 2014. In order to service this new business, FASI opened three new agent stations and two new service centers.

TQI

TQI operating revenue increased $7.0 million, or 16.7%, to $48.8 million for the year ended December 31, 2014 from $41.8 million for the year ended December 31, 2013.  Increase in operating revenue attributable to the year ended December 31, 2014 including a full twelve months of activity as opposed to only ten months during 2013 due to the timing of the TQI acquisition. The impact of a full year of operations was partially offset by a decrease in net fuel surcharge revenue.

Intercompany Eliminations

Intercompany eliminations increased $1.6 million, or 42.1%, to $5.4 million during the year ended December 31, 2014 from $3.8 million during the year ended December 31, 2013.   The intercompany eliminations are the result of truckload, airport-to-airport, and handling services provided between our segments during the years ended December 31, 2014 and 2013.

Purchased Transportation

Purchased transportation increased by $48.9 million, or 17.1%, to $334.6 million for the year ended December 31, 2014 from $285.7 million for the year ended December 31, 2013.  As a percentage of total operating revenue, purchased transportation was 42.8% during the year ended December 31, 2014 compared to 43.8% for the year ended December 31, 2013.

Forward Air

Forward Air’s purchased transportation increased by $46.4 million, or 20.1%, to $277.3 million for the year ended December 31, 2014 from $230.9 million for the year ended December 31, 2013. As a percentage of segment operating revenue, Forward Air purchased transportation was 45.3% during the year ended December 31, 2014 compared to 46.1% for the year ended December 31, 2013.

Purchased transportation costs for our airport-to-airport network increased $20.0 million, or 12.2%, to $183.3 million for the year ended December 31, 2014 from $163.3 million for the year ended December 31, 2013.  For the year ended December 31, 2014, purchased transportation for our airport-to-airport network increased to 42.7% of airport-to-airport revenue from 41.5% for the year ended December 31, 2013.  The $20.0 million increase is mostly attributable to a 6.6% increase in miles driven by our network of owner-operators or third party transportation providers in addition to a 6.0% increase in cost per mile paid to our network of owner-operators or third party transportation providers.  The increase in miles increased purchased transportation by $8.4 million while the increase in cost per mile increased purchased transportation $8.2 million.  Miles driven by our network of owner-operators or third party transportation providers increased in conjunction with the tonnage increase discussed above and a shift in our customer and route mix. The shift in customer shipping patterns resulted in increased miles run, higher empty miles, and increased usage of third party transportation providers. The shift in customer shipping patterns as well as the need to obtain additional third party power to properly service the higher revenue activity resulted in the increase in the airport-to-airport cost per mile. The remaining $3.4 million increase in airport-to-airport purchased transportation was attributable to increased third party transportation costs associated with the higher Complete volumes discussed above.

Purchased transportation costs for our logistics revenue increased $22.2 million, or 37.4%, to $81.5 million for the year ended December 31, 2014 from $59.3 million for the year ended December 31, 2013. For the year ended December 31, 2014, logistics’ purchased transportation costs represented 61.3% of logistics revenue versus 74.6% for the year ended December 31, 2013. The increase in logistics’ purchased transportation in total dollars was mostly attributable to a $18.6 million increase in intermodal drayage purchased transportation in conjunction with the acquisition of CST. The decline in logistics' purchased transportation as a percentage of revenue was attributable to CST utilizing more Company-employed drivers and less owner-operators and third party transportation providers than our legacy Forward Air operations. TLX purchased transportation also increased $3.6 million and 6.4%. TLX cost per mile increased 15.8% during the year ended December 31, 2014 compared to the same period in 2013, but the increase in cost per mile was partially offset by a 8.3% decrease in miles driven to support our TLX revenue. The changes in TLX miles driven and cost per mile were attributable to the impact of severe weather in the first quarter of 2014 and a shift in customer mix that resulted in the increased use of more expensive third party transportation providers.

     Purchased transportation costs related to our other revenue increased $4.2 million, or 50.6%, to $12.5 million for the year ended December 31, 2014 from $8.3 million for the year ended December 31, 2013. Other purchased transportation costs as a percentage of other revenue decreased to 25.0% of other revenue for the year ended December 31, 2014 from 29.3% for the year ended December 31, 2013.  Other purchased transportation decreased as a percentage of the associated revenue on increased warehousing and handling revenues associated with the acquisition of CST. These CST services have a lower associated purchased transportation cost.

FASI

FASI purchased transportation increased $2.1 million, or 6.1%, to $36.6 million for the year ended December 31, 2014 from $34.5 million for the year ended December 31, 2013.  FASI purchased transportation as a percentage of revenue was 29.3% for the year ended December 31, 2014 compared to 30.4% for the year ended December 31, 2013.  The improvement in FASI purchased transportation as a percentage of revenue was attributable to improved revenue quality due to customer rate increases initiated in the first quarter of 2014 and reduced usage of more costly third party transportation providers. With the on boarding of significant new business in the first and second quarters of 2013, FASI was required to utilize more costly third party transportation providers in order to properly service the new business. However, since start-up of the 2013 business FASI has been able to replace third party transportation providers with less costly owner-operators or Company-employed drivers, modify routes for improved load efficiency and obtain rate increases from the related customers.

TQI

TQI purchased transportation increased $1.5 million, or 6.5%, to $24.7 million for the year ended December 31, 2014 from $23.2 million for the year ended December 31, 2013.  TQI purchased transportation as a percentage of revenue was 50.6% for the year ended December 31, 2014 compared to 55.5% for the year ended December 31, 2013.  The improvement in TQI purchased transportation as a percentage of revenue was largely due to increased utilization of less costly owner-operators and Company-employed drivers and vehicles as opposed to third party transportation providers and operating efficiencies obtained since installing a new operating system at the beginning of 2014.

Intercompany Eliminations

Intercompany eliminations increased $1.1 million, or 37.9%, to $4.0 million during the year ended December 31, 2014 from $2.9 million during the year ended December 31, 2013.  The intercompany eliminations are the result of truckload and airport-to-airport services provided between our segments during the years ended December 31, 2014 and 2013.

Salaries, Wages, and Benefits

Salaries, wages and employee benefits increased $31.0 million, or 20.5%, to $182.1 million for the year ended December 31, 2014 from $151.1 million for the year ended December 31, 2013.  As a percentage of total operating revenue, salaries, wages and employee benefits was 23.3% during the year ended December 31, 2014 compared to 23.2% in December 31, 2013.

Forward Air

Salaries, wages and employee benefits of Forward Air increased by $26.3 million, or 25.0%, to $131.7 million for the year ended December 31, 2014 from $105.4 million for the year ended December 31, 2013.  Salaries, wages and employee benefits were 21.5% of Forward Air’s operating revenue for the year ended December 31, 2014 compared to 21.0% for the year ended December 31, 2013. The increase in salaries, wages and employee benefits in total dollars and as a percentage of revenue was partially attributable to $17.4 million of salaries, wages and employee benefits from CST. CST salaries, wages and employee benefits are higher as a percentage of revenue than our legacy Forward Air operations due to higher utilization of Company-employed drivers. The remaining $8.9 million increase is attributable to pre-existing Forward Air operations. Approximately $6.2 million of this increase was attributable to increased wages associated with the higher volumes discussed previously and 2013 and 2014 wage increases. The remaining increase was due to a $1.9 million increase in employee incentives, a $0.5 million increase in share-based compensation and $0.3 million increase in employee insurance costs. Employee incentives were increased in conjunction with certain key employees meeting their 2014 performance goals. Share-based compensation increased in conjunction with our 2014 annual share-based grants to employees. Employee insurances costs increased on Affordable Care Act fees and larger health insurance claims incurred during the year ended December 31, 2014 compared to the year ended December 31, 2013.

FASI

Salaries, wages and employee benefits of FASI increased by $2.7 million, or 6.9%, to $42.0 million for the year ended December 31, 2014 from $39.3 million for the year ended December 31, 2013.  As a percentage of FASI operating revenue, salaries, wages and benefits decreased to 33.5% for the year ended December 31, 2014 compared to 34.7% for the year ended December 31, 2013.  FASI salaries, wages and employee benefits are higher as a percentage of operating revenue than our Forward Air segment, as a larger percentage of FASI transportation services are performed by Company-employed drivers.  The increase in salaries, wages and employee benefits in total dollars is largely due to higher wages and benefits which grew in conjunction with the revenue volume increases discussed previously. The improvement as a percentage of revenue was driven by improved dock wages net of increased health insurance costs. The decrease in dock wages was largely the result of installing and improving our terminal conveyor systems. Health insurance costs increased on several large claims incurred during the second and third quarters of 2014.

TQI

Salaries, wages and employee benefits of TQI increased by $2.0 million, or 31.3%, to $8.4 million for the year ended December 31, 2014 from $6.4 million for the year ended December 31, 2013.  As a percentage of TQI operating revenue, salaries, wages and benefits increased to 17.2% for the year ended December 31, 2014 compared to 15.3% for the year ended December 31, 2013.The increase in salaries, wages and employee benefits as a percentage of revenue was driven by higher utilization of Company-employed drivers and increased health insurance costs, which accounted for 1.3% and 0.6%, respectively, of the 1.9% increase in salaries, wages and benefits as a percentage of revenue. Company-employed driver utilization increased in conjunction with new tractors purchased during 2014 and was offset by the decrease in purchased transportation discussed previously.

Operating Leases

Operating leases increased by $4.7 million, or 16.0%, to $34.0 million for the year ended December 31, 2014 from $29.3 million in the year ended December 31, 2013.  Operating leases, the largest component of which is facility rent, were 4.4% of consolidated operating revenue for the year ended December 31, 2014 compared with 4.5% for the year ended December 31, 2013.

Forward Air

Operating leases increased $4.7 million, or 23.3%, to $24.9 million for the year ended December 31, 2014 from $20.2 million for the year ended December 31, 2013.  Operating leases were 4.1% of Forward Air’s operating revenue for the year ended December 31, 2014 compared with 4.0% for the year ended December 31, 2013.  Office and equipment rentals associated with CST accounted for $4.4 million of the increase in operating leases. The remaining increase was driven by a $0.3 million increase in office rentals. The increase in office rent was primarily due to relocations to new facilities or expansion of current facilities.

FASI

Operating leases were $9.0 million during the years ended December 31, 2014 and 2013.  Operating leases were 7.2% of FASI operating revenue for the year ended December 31, 2014 compared with 7.9% for the year ended December 31, 2013.

TQI

Operating leases were $0.1 million during the years ended December 31, 2014 and 2013.  Operating leases were 0.2% of FASI operating revenue for the years ended December 31, 2014 and 2013.

Depreciation and Amortization

Depreciation and amortization increased $7.5 million, or 31.8%, to $31.1 million for the year ended December 31, 2014 from $23.6 million for the year ended December 31, 2013.  Depreciation and amortization was 4.0% of consolidated operating revenue for the year ended December 31, 2014 and compared to 3.6% for the year ended December 31, 2013.

Forward Air

Depreciation and amortization decreased $5.5 million, or 34.0%, to $21.7 million for the year ended December 31, 2014 from $16.2 million for the year ended December 31, 2013.  Depreciation and amortization expense as a percentage of Forward Air operating revenue was 3.5% in the year ended December 31, 2014 compared to 3.2% for the year ended December 31, 2013.  CST depreciation on property and equipment of $0.7 million and amortization on acquired intangibles of $2.6 million accounted for $3.3 million of the increase in depreciation and amortization. The remaining increase was primarily the result of new trailers, tractors and forklifts purchased for during 2014.

FASI

Depreciation and amortization increased $0.8 million, or 16.0%, to $5.8 million for the year ended December 31, 2014 from $5.0 million for the year ended December 31, 2013.  Depreciation and amortization expense as a percentage of FASI operating revenue was 4.6% for the year ended December 31, 2014 compared to 4.4% for the year ended December 31, 2013.  The increase in FASI depreciation is attributable to new tractors purchased to replace rented trucks, new conveyors and conveyor improvements purchased during 2014.

TQI

Depreciation and amortization increased $1.2 million, or 50.0%, to $3.6 million for the year ended December 31, 2014 from $2.4 million for the year ended December 31, 2013.  Depreciation and amortization expense as a percentage of TQI operating revenue was 7.4% for the year ended December 31, 2014 compared to 5.8% for the year ended December 31, 2013. The increase in depreciation and amortization as a percentage of revenue is attributable to new trailers and tractors purchased for TQI during 2014 and software amortization related to TQI's new operating system.

Insurance and Claims

Insurance and claims expense increased $3.2 million, or 25.6%, to $15.7 million for the year ended December 31, 2014 from $12.5 million for the year ended December 31, 2013.  Insurance and claims was 2.0% of consolidated operating revenue during the year ended December 31, 2013 compared to 1.9% for the year ended December 31, 2013.

Forward Air

Forward Air insurance and claims expense increased $3.1 million, or 35.6%, to $11.8 million for the year ended December 31, 2014 from $8.7 million for the year ended December 31, 2013.  Insurance and claims as a percentage of Forward Air’s operating revenue was 1.9% for the year ended December 31, 2014 compared to 1.8% for the year ended December 31, 2013. Approximately $1.7 million of the increase was attributable to insurance and claims associated with CST. The remaining increase was attributable to a $0.6 million increase in cargo claims, $0.5 million increase in vehicle accident damage repairs, $0.2 million increase in vehicle insurance and accident claims and $0.1 million increase in claims related legal and professional fees.

FASI

FASI insurance and claims decreased $0.2 million. or 6.1%, to $3.1 million for the year ended December 31, 2014 from $3.3 million for the year ended December 31, 2013. As a percentage of operating revenue, insurance and claims was 2.5% for the year ended December 31, 2014 compared to 2.9% for the year ended December 31, 2013. The decrease in FASI insurance and claims was largely attributable to a $0.7 million decrease in cargo claims net of a $0.5 million increase in vehicle insurance and accident claims. The increase in vehicle insurance and accident claims was driven by reserves for an accident that occurred in the fourth quarter of 2014.

TQI

TQI insurance and claims increased $0.3 million, or 60.0%, to $0.8 million for the year ended December 31, 2014 from $0.5 million for the year ended December 31, 2013. As a percentage of operating revenue, insurance and claims was 1.7% for the year ended December 31, 2014 compared to 1.2% for the year ended December 31, 2013. The increase in total dollars was attributable to higher insurance premiums as a result of the increase in tractor count in conjunction with capital expenditures discussed previously.

Fuel Expense

Fuel expense increased $5.0 million, or 32.9%, to $20.2 million the year ended December 31, 2014 from $15.2 million million for the year ended December 31, 2013.  Fuel expense was 2.6% of consolidated operating revenue for the year ended December 31, 2014 compared to 2.3% for the year ended December 31, 2013.

Forward Air

Forward Air fuel expense increased $4.4 million, or 110.0%, to $8.4 million for the year ended December 31, 2014 from $4.0 million in the year ended December 31, 2013.  Fuel expense was 1.4% of Forward Air’s operating revenue for the years ended December 31, 2014 compared to 0.8% for the year ended December 31, 2013. Approximately $4.3 million was attributable to fuel expense associated with CST. The remaining increase in fuel was attributable to our previously existing operations and increased in conjunction with the volume increases discussed previously.

FASI

FASI fuel expense increased $0.3 million, or 4.3%, to $7.3 million for the year ended December 31, 2014 from $7.0 million for the year ended December 31, 2013.  Fuel expenses were 5.8% of FASI operating revenue during the year ended December 31, 2014 compared to 6.2% for the year ended December 31, 2013.  FASI fuel expense is significantly higher as a percentage of operating revenue than Forward Air’s fuel expense, as FASI utilizes a higher ratio of Company-employed drivers and Company-owned or leased vehicles in its operations than Forward Air.  The increase in FASI fuel expense was mostly the result of increased Company miles associated with the higher business volumes discussed previously and changes in average fuel prices.

TQI

TQI fuel expense increased $0.3 million, or 7.1%, to $4.5 million for the year ended December 31, 2014 from $4.2 million for the year ended December 31, 2013.  Fuel expenses were 9.2% of FASI operating revenue during the year ended December 31, 2014 compared to 10.1% for the year ended December 31, 2013.  TQI fuel expense is significantly higher as a percentage of operating revenue than Forward Air and FASI's fuel expense, as TQI utilizes a higher ratio of Company-employed drivers and Company-owned vehicles in its operations. The 0.9% decrease as percentage of revenue was attributable to lower year-over-year fuel prices during the second half of 2014 and new vehicles with improved transmissions put in service during the second quarter of 2014 that have reduced TQI's fuel cost per mile.

Other Operating Expenses

Other operating expenses increased $16.2 million, or 32.0%, to $66.9 million for the year ended December 31, 2014 from $50.7 million for the year ended December 31, 2013.  Other operating expenses were 8.6% of consolidated operating revenue for the year ended December 31, 2014 compared with 7.8% for the year ended December 31, 2013.

Forward Air

Forward Air other operating expenses increased $13.5 million, or 36.5%, to $50.5 million for the year ended December 31, 2014 from $37.0 million for the year ended December 31, 2013.  Forward Air other operating expenses were 8.2% of operating revenue for the year ended December 31, 2014 compared to 7.4% for the year ended December 31, 2013.  Approximately $10.9 million of the increase in total dollars, or 0.9% as a percentage of revenue, was attributable to other operating expenses associated with CST. The remaining increase in total dollars was attributable to increased variable costs, such as vehicle maintenance and dock and terminal supplies, which increased in conjunction with the volume increases discussed previously.

FASI

FASI other operating expenses increased $2.2 million, or 16.7%, to $15.4 million for the year ended December 31, 2014 compared to $13.2 million for the year ended December 31, 2013.  FASI other operating expenses were 12.3% of operating revenue for the year ended December 31, 2014 compared to 11.6% for the year ended December 31, 2013. The increase in FASI's other operating expenses as a percentage of revenue and in terms of total dollars was driven by a $1.7 million increase in agent station costs. As noted above, we opened additional agent stations to service the new business initiated during the first and second quarters of 2013. Agent station expense grew due to a shift in customer shipping destinations to include more volume to our agent locations. As percentage of revenue the increase in agent stations costs were partially offset by the increase in revenue exceeding the increase in other operating expenses such as vehicle maintenance and dock and terminal supplies.

TQI

TQI other operating expenses increased $1.0 million, or 71.4%, to $2.4 million for the year ended December 31, 2014 compared to $1.4 million for the year ended December 31, 2013.  FASI other operating expenses were 4.9% of operating revenue for the year ended December 31, 2014 compared to 3.3% for the year ended December 31, 2013. The increase in other operating expenses as percentage of revenue was attributable to the year ended December 31, 2013 being reduced by a $0.6 million gain on the reduction in the fair value of the earn out liability associated with the acquisition of TQI. The reduction in the liability was the result of reductions in the projected cash flows used to estimate the fair value of the liability. The remaining increase in total dollars was attributable to increased variable costs, such as vehicle maintenance and dock and terminal supplies, which increased in conjunction with the volume increases discussed previously.

Intercompany Eliminations

Intercompany eliminations were $1.4 million during the year ended December 31, 2014 compared to $0.9 million for the year ended December 31, 2013. The intercompany eliminations are for agent station services Forward Air and FASI provided each other during the years ended December 31, 2014 and 2013.

Income from Operations

Income from operations increased by $12.0 million, or 14.2%, to $96.4 million for the year ended December 31, 2014 compared with $84.4 million for the year ended December 31, 2013.  Income from operations was 12.3% of consolidated operating revenue for the year ended December 31, 2014 compared with 12.9% for the year ended December 31, 2013.

Forward Air

Forward Air income from operations increased by $7.4 million, or 9.4%, to $86.1 million for the year ended December 31, 2014 compared with $78.7 million for the year ended December 31, 2013.   Forward Air’s income from operations was 14.1% of operating revenue for the year ended December 31, 2014 compared with 15.7% for the year ended December 31, 2013.  The increase in operating income was attributable to the acquisition of CST which accounted for $7.1 million of operating income. Excluding CST, the remaining increase in operating income was driven by the increase in airport-to-airport revenue largely offset by higher purchased transportation costs.

FASI

FASI income from operations improved by $3.9 million, to $6.0 million for the year ended December 31, 2014 from $2.1 million for the year ended December 31, 2013.  FASI income from operations was 4.8% of operating revenue for the year ended December 31, 2014 compared 1.9% of operating revenue for the year ended December 31, 2013.  The improvement in operating performance is largely attributable to the increase in revenue as well as improved efficiencies and savings obtained primarily in our dock and total driver costs during the year ended December 31, 2014 compared to the same period in 2013.

TQI

TQI income from operations improved by $0.7 million, or 19.4%, to $4.3 million for the year ended December 31, 2014 from $3.6 million for the year ended December 31, 2013.  TQI income from operations was 8.8% of operating revenue for the year ended December 31, 2014 compared 8.6% of operating revenue for the year ended December 31, 2013.  Improvement in income from operations as percentage of revenue was attributable to higher revenue and increased utilization of owner-operators and Company-employed drivers as opposed to more costly third party transportation providers. These decreases were largely offset by a $0.6 million gain on the reduction of the earn out liability increasing income from operations for the year ended December 31, 2013.

Interest Expense

Interest expense was $0.6 million for the year ended December 31, 2014 and increased $0.1 million, or 20.0%, from $0.5 million for the year ended December 31, 2013. Increase is primarily attributable to accrued interest on income tax contingency accruals.

Other, Net

Other, net of $0.3 million for the year ended December 31, 2014, primarily represents interest income earned on excess cash balances and unrealized gains on trading securities held.

Provision for Income Taxes

The combined federal and state effective tax rate for the year ended December 31, 2014 was 36.3% compared to an effective rate of 35.1% for the year ended December 31, 2013.  The increase in our effective tax rate was largely due to the timing of deductions for incentive stock options.

Net Income

As a result of the foregoing factors, net income increased by $6.7 million, or 12.3%, to $61.2 million for the year ended December 31, 2014 compared to $54.5 million for the year ended December 31, 2013.

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

The following table presents the components of the Forward Air segment’s operating revenue and purchased transportation for the years ended December 31, 2013 and 2012 (in millions):

	Year ended
	December 31,	Percent of	December 31,	Percent of		Percent
	2013	Revenue	2012	Revenue	Change	Change
Operating Revenue
Forward Air
Airport-to-airport	$393.3	78.5%	$391.2	78.0%	$2.1	0.5%
Logistics services
Expedited full truckload - TLX	74.4	14.8	77.0	15.3	(2.6)	(3.4)
Intermodal/drayage	5.1	1.0	5.9	1.2	(0.8)	(13.6)
Total Logistics services	79.5	15.8	82.9	16.5	(3.4)	(4.1)
Other Forward Air services	28.3	5.7	27.6	5.5	0.7	2.5
Forward Air - Total revenue	501.1	76.8	501.7	85.9	(0.6)	(0.1)
TQI - Pharmaceutical services	41.8	6.4	—	—	41.8	100.0
Forward Air Solutions - Pool distribution	113.4	17.4	85.0	14.5	28.4	33.4
Intersegment eliminations	(3.8)	(0.6)	(2.3)	(0.4)	(1.5)	65.2
Consolidated operating revenue	$652.5	100.0%	$584.4	100.0%	$68.1	11.7%

	Year ended
	December 31,	Percent of	December 31,	Percent of		Percent
	2013	Revenue	2012	Revenue	Change	Change
Purchased Transportation
Forward Air
Airport-to-airport	$163.3	41.5%	$160.7	41.1%	$2.6	1.6%
Logistics services
Expedited full truckload - TLX	56.2	75.5	59.2	76.9	(3.0)	(5.1)
Intermodal/drayage	3.1	60.8	3.5	59.3	(0.4)	(11.4)
Total Logistics services	59.3	74.6	62.7	75.6	(3.4)	(5.4)
Other Forward Air services	8.3	29.3	8.0	29.0	0.3	3.8
Forward Air - Total purchased transportation	230.9	46.1	231.4	46.1	(0.5)	(0.2)
TQI - Pharmaceutical services	23.2	55.5	—	—	23.2	100.0
Forward Air Solutions - Pool distribution	34.5	30.4	23.3	27.4	11.2	48.1
Intersegment eliminations	(2.9)	76.3	(2.0)	87.0	(0.9)	45.0
Consolidated purchased transportation	$285.7	43.8%	$252.7	43.3%	$33.0	13.1%

Year ended December 31, 2013 compared to Year ended December 31, 2012

Revenues

Operating revenue increased by $68.1 million, or 11.7%, to $652.5 million for the year ended December 31, 2013 from $584.4 million for the year ended December 31, 2012.

Forward Air

Forward Air operating revenue decreased $0.6 million, or 0.1%, to $501.1 million from $501.7 million, accounting for 76.8% of consolidated operating revenue for the year ended December 31, 2013. Airport-to-airport revenue, which is the largest component of our consolidated operating revenue, increased $2.1 million, or 0.5%, to $393.3 million from $391.2 million. Airport-to-airport revenue accounted for 78.5% of the Forward Air’s operating revenue during the years ended December 31, 2013 compared to 78.0% for the year ended December 31, 2012.  An increase in tonnage net of a decline in our base revenue per pound, excluding net fuel surcharge revenue and Forward Air Complete™ (“Complete”) revenue, accounted for $2.9 million of the increase in airport-to-airport revenue. Our airport-to-airport business is priced on a per pound basis and the average revenue per pound, excluding the impact of fuel surcharges and Complete, decreased 0.4% for the year ended December 31, 2013 versus the year ended December 31, 2012. Tonnage that transited our network increased by 1.4% during the year ended December 31, 2013 compared with the year ended December 31, 2012.  The increase in airport-to-airport revenue was partially offset by a decrease in Complete pick-up and delivery revenue.  Complete pick-up and delivery revenue decreased $0.9 million, or 1.7%, during the year ended December 31, 2013 compared to the year ended December 31, 2012.  The decrease in Complete revenue is attributable to a reduction in the attachment rate of our Complete service to our standard airport-to-airport linehaul service, to 17.3% in 2013 compared to 23.1% in 2012. The decline in the Complete attachment rate was mainly attributable to the loss of a customer. Airport-to-airport net fuel surcharge revenue for the year ended December 31, 2013 was flat compared to the year ended December 31, 2012.

Logistics revenue, which is primarily TLX and priced on a per mile basis, decreased $3.4 million, or 4.1%, to $79.5 million for the year ended December 31, 2013 from $82.9 million for the year ended December 31, 2012.  TLX revenue decreased $2.6 million, or 3.4%, year-over-year as miles driven to support our TLX revenue decreased 3.8%. However, the decline in TLX mileage was partially offset by a 0.4% increase in TLX average revenue per mile.  The change in miles and average revenue per mile is mostly attributable to a change in customer mix.  The remaining $0.8 million decrease in logistics revenue was attributable to declines in our drayage business and other non-mileage based services. Drayage services declined $0.8 million on the loss of a customer.

Other revenue, which includes warehousing services and terminal handling, accounts for the final component of Forward Air operating revenue. Other revenue increased $0.7 million, or 2.5%, to $28.3 million during the year ended December 31, 2013 from $27.6 million during the year ended December 31, 2012.  The increase in revenue was mainly attributable to container handling services performed at certain terminals.

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

Purchased transportation costs for our logistics revenue decreased $3.4 million, or 5.4%, to $59.3 million for the year ended December 31, 2013 from $62.7 million for the year ended December 31, 2012. For the year ended December 31, 2013, logistics’ purchased transportation costs represented 74.6% of logistics revenue versus 75.6% for the year ended December 31, 2012. The reduction in logistics’ purchased transportation was largely attributable to a $3.0 million, or 5.1%, decrease in TLX purchased transportation.  Miles driven to support our TLX revenue decreased 3.8% and the cost per mile decreased 1.3% year-over-year.   The improvement in the cost per mile was the result of increased utilization of our network of owner-operators, as opposed to more costly third party transportation providers. The remaining $0.4 million decrease in logistics purchase transportation was attributable to $0.4 million decrease in our drayage business. Purchased transportation for our drayage services declined in conjunction with the drayage revenue decline discussed previously.

     Purchased transportation costs related to our other revenue increased $0.3 million, or 3.8%, to $8.3 million for the year ended December 31, 2013 from $8.0 million for the year ended December 31, 2012. Other purchased transportation costs as a percentage of other revenue increased to 29.3% of other revenue for the year ended December 31, 2013 from 29.0% for the year ended December 31, 2012.  Other purchased transportation increased as a percentage of the associated revenue as certain airport-to-airport linehaul business required the use of local pick-up and delivery services. This new business required us to incur other purchased transportation costs without direct corresponding other revenue.

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

Fuel Expense

Fuel expense increased $5.2 million, or 52.0%, to $15.2 million for the year ended December 31, 2013 and from $10.0 million for the year ended December 31, 2012.  Fuel expense was 2.3% of consolidated operating revenue for the year ended December 31, 2013 compared to 1.7% for the year ended December 31, 2012.

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

Forward Air

Forward Air other operating expenses increased $1.2 million, or 3.4%, to $37.0 million for the year ended December 31, 2013 from $35.8 million for the year ended December 31, 2012.  Forward Air other operating expenses were 7.4% of operating revenue for the year ended December 31, 2013 compared to 7.1% for the year ended December 31, 2012.  The increase in other operating expenses in total dollars is attributable to increased variable costs, such as vehicle maintenance and dock and terminal supplies, during the year ended December 31, 2013 compared to the year ended December 31, 2012. The increase in other operating expenses as a percentage of revenue was mostly attributable to $1.1 million of merger and acquisition related costs, $0.2 million increase in bad debt reserves and $0.8 million increase in other taxes and licenses. These increases were partially offset by a $0.8 million increase in gains on the disposal of operating equipment for the year ended December 31, 2013 compared to the year ended December 31, 2012.

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

Allowance for Doubtful Accounts

We evaluate the collectibility of our accounts receivable based on a combination of factors. In circumstances in which management is aware of a specific customer’s inability to meet its financial obligations to us (for example, bankruptcy filings or accounts turned over for collection or litigation), we record a specific reserve for these bad debts against amounts due to reduce the net recognized receivable to the amount we reasonably believe will be collected. For all other customers, we recognize reserves for these bad debts based on the length of time the receivables are past due. Specifically, amounts that are 90 days or more past due are reserved at 50% for Forward Air's airport-to-airport and TLX operations, 10% for Forward Air's intermodal drayage operations, 25% for FASI, 10% for TQI's pharmaceutical operations and 50% for TQI's non-pharmaceutical operations. If circumstances change (i.e., we experience higher than expected defaults or an unexpected material adverse change in a customer’s ability to meet its financial obligations to us), the estimates of the recoverability of amounts due to us could be changed by a material amount. Accounts are written off after all means of collection, including legal action, have been exhausted.

Allowance for Revenue Adjustments

Our allowance for revenue adjustments consists of amounts reserved for billing rate changes that are not captured upon load initiation. These adjustments generally arise: (i) when the sales department contemporaneously grants small rate changes (“spot quotes”) to customers that differ from the standard rates in the system; (ii) when freight requires dimensionalization or is reweighed resulting in a different required rate; (iii) when billing errors occur; and (iv) when data entry errors occur. When appropriate, permanent rate changes are initiated and reflected in the system. We monitor the manual revenue adjustments closely through the employment of various controls that are in place to ensure that revenue recognition is not compromised and that fraud does not occur. During 2014, average revenue adjustments per month were approximately $0.2 million, on average revenue per month of approximately $65.1 million (approximately 0.3% of monthly revenue). In order to estimate the allowance for revenue adjustments related to ending accounts receivable, we prepare an analysis that considers average monthly revenue adjustments and the average lag for identifying and quantifying these revenue adjustments. Based on this analysis, we establish an allowance for approximately 45-100 days (dependent upon experience in the preceding twelve months) of average revenue adjustments, adjusted for rebates and billing errors. The lag is periodically adjusted based on actual historical experience. Additionally, the average amount of revenue adjustments per month can vary in relation to the level of sales or based on other factors (such as personnel issues that could result in excessive manual errors or in excessive spot quotes being granted). Both of these significant assumptions are continually evaluated for validity.

Self-Insurance Loss Reserves

Given the nature of our operating environment, we are subject to vehicle and general liability, workers' compensation and employee health insurance claims. To mitigate a portion of these risks, we maintain insurance for individual vehicle and general liability claims exceeding $0.5 million and workers' compensation claims and employee health insurance claims exceeding approximately $0.3 million, except in Ohio, where we are a qualified self-insured entity with an approximately $0.5 million self-insured retention. The amount of self-insurance loss reserves and loss adjustment expenses is determined based on an estimation process that uses information obtained from both company-specific and industry data, as well as general economic information. The estimation process for self-insurance loss exposure requires management to continuously monitor and evaluate the life cycle of claims. Using data obtained from this monitoring and our assumptions about the emerging trends, management develops information about the size of ultimate claims based on its historical experience and other available market information. The most significant assumptions used in the estimation process include determining the trend in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. We utilize semi-annual actuarial analysis to evaluate the open vehicle liability and workers' compensation claims and estimate the ongoing development exposure.

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

At December 31, 2014, we had state net operating loss carryforwards of $6.5 million for certain legal entities that will expire between 2015 and 2029.   The use of these state net operating losses is limited to the future taxable income of separate legal entities.  Based on expectations of future taxable income, management believes that it is more likely than not that the results of operations for the related legal entities will not generate sufficient taxable income to realize the net operating loss benefits for these state loss carryforwards.  As a result, a valuation allowance has been provided for these state loss carryforwards. The valuation allowance on these certain state loss carryforwards was approximately $0.3 million at December 31, 2014.

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
In 2014, we performed a fair value estimation for each reporting unit. Our 2014 calculations for each reporting unit indicated that, as of June 30, 2014, the fair value of each reporting unit exceeded their carrying value by a range of approximately 9.0% to 175.0%.
For our 2014 analysis the significant assumptions used for the income approach were 10 years of projected net cash flows, discount rates between 11.5% and 16.0% and long-term growth rates between 4.0% and 5.0%. These estimates used to calculate the fair value of each reporting unit change from year to year based on operating results, market conditions, and other factors. Changes in these estimates and assumptions could materially affect the determination of the reporting unit's fair value and goodwill impairment for the reporting unit. For example, during the first quarter of 2009, we determined there were indicators of potential impairment of the goodwill assigned to the FASI segment. This determination was based on the continuing economic recession, declines in current market valuations, FASI operating losses in excess of expectations and reductions of projected net cash flows. As a result, we performed an interim impairment test as of March 31, 2009. Based on the results of the interim impairment test, we concluded that an impairment loss was probable and could be reasonably estimated. Consequently, we recorded a goodwill impairment charge of $7.0 million related to the FASI segment during the first quarter of 2009.
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

	December 31, 2014	December 31, 2013	December 31, 2012
Expected dividend yield	1.2%	1.2%	0.9%
Expected stock price volatility	38.5%	43.7%	46.6%
Weighted average risk-free interest rate	1.6%	0.9%	0.8%
Expected life of options (years)	5.28	5.2	4.2

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

		Year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Expected stock price volatility	32.5%	34.5%	40.8%
Weighted average risk-free interest rate	0.7%	0.4%	0.4%

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

Impact of Recent Account Pronouncements
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

Year Ended December 31, 2014 Cash Flows compared to December 31, 2013 Cash Flows

Net cash provided by operating activities totaled approximately $91.7 million for the year ended December 31, 2014 compared to approximately $90.8 million for the year ended December 31, 2013. The $0.9 million increase in cash provided by operating activities is mainly attributable to a $8.9 million increase in net earnings after consideration of non-cash items and a $5.6 million decrease in cash used to fund accounts payable and prepaid assets, net of a $13.6 million increase in accounts receivable associated with the revenue growth discussed previously. The decreases in cash used for accounts payable and prepaid assets and the cash received from accounts receivables are attributable to the increased revenue activity discussed previously and the resulting impact on working capital.

Net cash used in investing activities was approximately $127.7 million for the year ended December 31, 2014 compared with approximately $78.9 million used in investing activities during the year ended December 31, 2013. Investing activities during the year ended December 31, 2014 consisted primarily of $90.2 million used to acquire CST, RGL and MMT and net capital expenditures of $37.5 million primarily for new trailers, vehicles and forklifts to replace aging units. Investing activities during the year ended December 31, 2013 consisted primarily of $45.3 million used to acquire TQI and net capital expenditures of $33.5 million primarily for new trailers, vehicles and forklifts to replace aging units. The proceeds from disposal of property and equipment during the year ended December 31, 2014 and 2013 were primarily from sales of older trailers and vehicles.

Net cash used in financing activities totaled approximately $49.9 million for the year ended December 31, 2014 compared with net cash provided by financing activities of $3.3 million for the year ended December 31, 2013. The $53.2 million decrease in in cash from financing activities was attributable to $40.0 million used to repurchase shares of our common stock, a $21.5 million decline in cash from employee stock transactions and related tax benefits and a $2.7 million increase in dividends paid. These decreases in cash flows were partially offset by a $10.6 million decrease in payments on debt and capital leases. Payments on debt and capital leases decreased as the result of lower debt assumed and settled with the acquisition of CST as compared to TQI. Dividends increased on new shares issued through stock option exercises and our Board of Directors increasing the quarterly cash dividend from $0.10 per share to $0.12 per share during the each quarter of 2014.

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

Liquidity and Capital Resources

In February 2012, we entered into $150.0 million credit facility. This facility had a term of five years and was to mature in February 2017. Interest rates for advances under the facility were LIBOR plus 1.1% based upon covenants related to total indebtedness to earnings (1.3% at December 31, 2014). The agreement contained certain covenants and restrictions related to new indebtedness, investment types and dispositions of property. No assets were pledged as collateral against the credit facility. As of December 31, 2014, we had no borrowings outstanding under the credit facility. At December 31, 2014, we had utilized $9.7 million of availability for outstanding letters of credit and had $140.3 million of available borrowing capacity under this credit facility.

On February 4, 2015, we entered into a five-year senior, unsecured credit facility (the “Facility”) with a maximum aggregate principal amount of $275 million, including a revolving credit facility of $150.0 million with a sublimit of $25.0 million for letters of credit and a sublimit of $15.0 million for swing line loans. The Facility also includes a term loan facility of $125.0 million, which is available for ninety (90) days following closing, and which, if drawn, is payable in quarterly installments of 11.1% of the original principal amount of the term loan plus accrued and unpaid interest, and which matures in March 2017. The revolving credit facility is scheduled to expire in February 2020 and may be used to refinance existing indebtedness and for working capital, capital expenditures and other general corporate purposes. The Facility replaced our prior existing $150.0 million unsecured revolving credit facility. Unless we elect otherwise under the credit agreement, interest on borrowings under the Facility are based on the highest of (a) the federal funds rate plus 0.5%, (b) the administrative agent's prime rate and (c) LIBOR (not less than 0%) plus 1.0%, in each case plus a margin that can range from 0.1% to 0.6% with respect to the term loan facility and from 0.3% to 0.8% with respect to the revolving credit facility depending on our ratio of consolidated funded indebtedness to earnings as set forth in the credit agreement. The Facility contains financial covenants and other covenants that, among other things, restrict our ability, without the approval of the lenders, to engage in certain mergers, consolidations, asset sales, investments, transactions or to incur liens or indebtedness, as set forth in the credit agreement.

      In July 2007, our Board of Directors approved a stock repurchase program (“Repurchase Plan”) for up to two million shares of our common stock. During the year ended December 31, 2013, we repurchased 8,675 shares of common stock under the Repurchase Plan for $0.4 million, or $40.84 per share. No shares were repurchased during the year ended December 31, 2012.

Also, on February 7, 2014, our Board of Directors approved a stock repurchase authorization for up to two million shares of the Company’s common stock. In connection with this action, the board cancelled the Company’s Repurchase Plan. During the year ended December 31, 2014, we repurchased 881,979 shares of common stock for $40.0 million, or $45.32 per share. As of December 31, 2014, 1,118,021 shares remain that may be repurchased.

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

On February 4, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire CLP Towne Inc. (“Towne”). Upon completion of the Merger, Towne will be an indirect, wholly-owned subsidiary of the Company. The acquisition is expected to close in the first quarter of 2015, subject to the satisfaction of closing conditions, including among others the continuing accuracy of representations and warranties, compliance with covenants and agreements in the Merger Agreement and the execution of restrictive covenants agreements by certain equity holders. We expect to pay aggregate cash consideration of approximately $125.0 million. The purchase price may be increased or reduced based upon Towne’s net working capital as of the closing date.

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

Off-Balance Sheet Arrangements

At December 31, 2014, we had letters of credit outstanding from banks totaling $9.7 million required primarily by our workers’ compensation and vehicle liability insurance providers.

Contractual Obligations and Commercial Commitments

Our contractual obligations and other commercial commitments as of December 31, 2014 (in thousands) are summarized below:

Contractual Obligations	Payment Due Period
					2020 and
	Total	2015	2016-2017	2018-2019	Thereafter
Capital lease obligations	$1,765	$349	$694	$667	55
Equipment purchase commitments	5,708	5,708	—	—	—
Operating leases	64,516	22,295	28,361	11,390	2,470
Total contractual cash obligations	$71,989	$28,352	$29,055	$12,057	$2,525

Not included in the above table are reserves for unrecognized tax benefits and self insurance claims of $1.3 million and $11.5 million, respectively. The equipment purchase commitments are for various trailers, vehicles and forklifts.  All of the above commitments are expected to be funded by cash on hand and cash flows from operations.

Forward-Looking Statements

This report contains “forward-looking statements,” as defined in Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. Some forward-looking statements may be identified by use of such terms as “believes,” “anticipates,” “intends,” “plans,” “estimates,” “projects” or “expects.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The following is a list of factors, among others, that could cause actual results to differ materially from those contemplated by the forward-looking statements: economic factors such as recessions, inflation, higher interest rates and downturns in customer business cycles, our inability to maintain our historical growth rate because of a decreased volume of freight moving through our network or decreased average revenue per pound of freight moving through our network, increasing competition and pricing pressure, surplus inventories, loss of a major customer, the creditworthiness of our customers and their ability to pay for services rendered, our ability to secure terminal facilities in desirable locations at reasonable rates, the inability of our information systems to handle an increased volume of freight moving through our network, changes in fuel prices, claims for property damage, personal injuries or workers’ compensation, employment matters including rising health care costs, enforcement of and changes in governmental regulations, environmental and tax matters, the handling of hazardous materials, the availability and compensation of qualified independent owner-operators and freight handlers as well as contracted third-party carriers needed to serve our transportation needs and our inability to successfully integrate acquisitions. As a result of the foregoing, no assurance can be given as to future financial condition, cash flows or results of operations. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates principally to changes in interest rates and fuel prices. Our interest rate exposure relates principally to changes in interest rates for borrowings under our credit facility. The credit facility, for which no balance was outstanding at or during December 31, 2014 bears interest at variable rates. However, assuming the entire credit facility had been outstanding for 2014, a hypothetical increase in our credit facility borrowing rate of 150 basis points, or an increase in the total effective interest rate from 1.3% to 2.8%, would increase our annual interest expense by approximately $2.3 million and would have decreased our annual cash flow from operations by approximately $2.3 million.

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

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2014.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-K has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.  Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this assessment, management used the framework set forth by the Committee on Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (1992 Framework). Based on our assessment, we have concluded, as of December 31, 2014, that our internal control over financial reporting was effective based on those criteria.

The SEC's general guidance permits the exclusion of an assessment of the effectiveness of a registrant's disclosure controls and procedures as they relate to its internal controls over financial reporting for an acquired business during the first year following such acquisition, if among other circumstances and factors there is not adequate time between the acquisition date and the date of assessment. As previously disclosed, the Company completed its acquisition of Central States Trucking Co. and Central States Logistics, Inc. (collectively referred to as “CST”) on February 2, 2014. CST represents approximately 20.4% and 20.8% of the Company's total and net assets, respectively, as of December 31, 2014 and 9.3% and 7.5% of revenues and net income, respectively, for the year then ended. Management's assessment and conclusion on the effectiveness of the Company's disclosure controls and procedures as of December 31, 2014 excluded an assessment of the internal control over financial reporting of CST.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements for the year ended December 31, 2014, has issued an attestation report on the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Forward Air Corporation,

We have audited Forward Air Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). Forward Air Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management’s Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Central States Trucking Co. and Central States Logistics, Inc., which are included in the 2014 consolidated financial statements of Forward Air Corporation  and constituted $110.5 million and $96.6 million of total and net assets, respectively, as of December 31, 2014 and $72.3 million and $4.6 million of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of Forward Air Corporation also did not include an evaluation of the internal control over financial reporting of Central States Trucking Co. and Central States Logistics, Inc.

In our opinion, Forward Air Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014 of Forward Air Corporation and our report dated February 20, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Nashville, Tennessee
February 20, 2015

Item 9B.    Other Information

Not applicable.

Part III

Item 10.        Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K of the Securities Act and General Instruction G(3) to Form 10-K, the following information is included in Part I of this report. The ages listed below are as of December 31, 2014.

The following are our executive officers:

Name	Age	Position
Bruce A. Campbell	63	Chairman, President and Chief Executive Officer
Rodney L. Bell	52	Chief Financial Officer, Senior Vice President and Treasurer
Craig A. Drum	59	Senior Vice President, Sales
Michael L. Hance	43	Senior Vice President, Chief Legal Officer & Secretary
Matthew J. Jewell	48	Executive Vice President, Intermodal Services & Chief Strategy Officer
Michael P. McLean	41	Chief Accounting Officer, Vice President & Controller
Chris C. Ruble	52	Executive Vice President, Operations

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

Michael L. Hance has served as Senior Vice President, Chief Legal Officer and Secretary since May 2014. From May 2010 until May 2014, he served as Senior Vice President of Human Resources and General Counsel. From January 2008 until May 2010, he served as Senior Vice President and General Counsel, and from August 2006 until January 2008, he served as Vice President and Staff Counsel. Before joining us, Mr. Hance practiced law with the law firms of Baker, Donelson, Bearman, Caldwell and Berkowitz, P.C. from October 2003 until August 2006 and with Bass, Berry & Sims, PLC from September 1999 to September 2003.

Matthew J. Jewell has served as Executive Vice President, Intermodal Services & Chief Strategy Officer since May 2014. From January 2008 until May 2014, he served as Executive Vice President and Chief Legal Officer. From July 2002 until January 2008, he served as Senior Vice President and General Counsel.  In October 2002, he was also appointed Secretary. From July 2002 until May 2004, Mr. Jewell was also the Senior Vice President, General Counsel and Secretary of Landair Corporation. From January 2000 until joining us in July 2002, Mr. Jewell was a partner with the law firm of Austin & Sparks, P.C. Mr. Jewell was an associate at Dennis, Corry & Porter, L.L.P. from July 1991 to December 1998 and a partner from January 1999 to January 2000.

Michael P. McLean began serving as Chief Accounting Officer, Vice President and Controller in February 2008. From June 2006 until February 2008, Mr. McLean, who is a Certified Public Accountant, served as Vice President of Accounting and Controller. Mr. McLean joined the Company as Vice President, Accounting in February 2006 and served in that position until May 2006. Prior to joining us in February 2006, Mr. McLean served as Director of Financial Reporting at CTI Molecular Imaging, Inc., a publicly-traded medical technology company since February 2003. From July 2001 until January 2003, Mr. McLean was an audit manager with the accounting firm of Coulter & Justus, PC in Knoxville, Tennessee.

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

Other information required by this item with respect to our directors is incorporated herein by reference to our proxy statement for the 2014 Annual Meeting of Shareholders (the “2015 Proxy Statement”). The 2015 Proxy Statement will be filed with the SEC not later than 120 days subsequent to December 31, 2014.

Item 11.        Executive Compensation

The information required by this item is incorporated herein by reference to the 2015 Proxy Statement.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated herein by reference to the 2015 Proxy Statement.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the 2015 Proxy Statement.

Item 14.        Principle Accounting Fees and Services

The information required by this item is incorporated herein by reference to the 2015 Proxy Statement.

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

Forward Air Corporation

Date:	February 20, 2015	By:	/s/ Rodney L. Bell
Rodney L. Bell
Chief Financial Officer, Senior Vice President
and Treasurer (Principal Financial Officer)

		By:	/s/ Michael P. McLean
Michael P. McLean
Chief Accounting Officer, Vice President
and Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Bruce A. Campbell	Chairman, President and Chief Executive	February 20, 2015
Bruce A. Campbell	Officer (Principal Executive Officer)

/s/ Rodney L. Bell	Chief Financial Officer, Senior Vice President	February 20, 2015
Rodney L. Bell	and Treasurer ( Principal Financial Officer)

/s/ Michael P. McLean	Chief Accounting Officer, Vice President and	February 20, 2015
Michael P. McLean	Controller (Principal Accounting Officer)

/s/ C. Robert Campbell	Lead Director	February 20, 2015
C. Robert Campbell

/s/ Ronald W. Allen	Director	February 20, 2015
Ronald W. Allen

/s/ C. John Langley, Jr.	Director	February 20, 2015
C. John Langley, Jr.

/s/ Tracy A. Leinbach	Director	February 20, 2015
Tracy A. Leinbach

/s/ Larry D. Leinweber	Director	February 20, 2015
Larry D. Leinweber

/s/ G. Michael Lynch	Director	February 20, 2015
G. Michael Lynch

/s/ Ray A. Mundy	Director	February 20, 2015
Ray A. Mundy

/s/ Gary L. Paxton	Director	February 20, 2015
Gary L. Paxton

Annual Report on Form 10-K

Item 8, Item 15(a)(1) and (2), (a)(3), (b) and (c)

List of Financial Statements and Financial Statement Schedule

Financial Statements and Supplementary Data

Certain Exhibits

Financial Statement Schedule

Year Ended December 31, 2014

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Forward Air Corporation

We have audited the accompanying consolidated balance sheets of Forward Air Corporation as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2014.  Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forward Air Corporation at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Forward Air Corporation’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 20, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Nashville, Tennessee
February 20, 2015

Forward Air Corporation
Consolidated Balance Sheets
(Dollars in thousands)
	December 31, 2014	December 31, 2013
Assets
Current assets:
Cash and cash equivalents	$41,429	$127,367
Accounts receivable, less allowance of $2,563 in 2014 and $1,919 in 2013	95,326	76,500
Inventories	1,056	1,052
Prepaid expenses and other current assets	9,648	14,296
Deferred income taxes	2,496	1,145
Total current assets	149,955	220,360
Property and equipment:
Land	16,998	16,998
Buildings	66,477	66,474
Equipment	212,216	178,752
Leasehold improvements	7,957	6,263
Construction in progress	1,540	2,563
Total property and equipment	305,188	271,050
Less accumulated depreciation and amortization	132,699	116,287
Net property and equipment	172,489	154,763
Goodwill and other acquired intangibles:
Goodwill	144,412	88,496
Other acquired intangibles, net of accumulated amortization of $40,307 in 2014 and $31,790 in 2013	72,705	40,110
Total net goodwill and other acquired intangibles	217,117	128,606
Other assets	2,244	2,540
Total assets	$541,805	$506,269

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Balance Sheets (Continued)
(Dollars in thousands)
	December 31, 2014	December 31, 2013
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$20,572	$16,267
Accrued payroll and related items	8,122	6,325
Insurance and claims accruals	6,042	5,105
Payables to owner-operators	4,182	4,710
Collections on behalf of customers	374	416
Other accrued expenses	2,571	1,719
Income taxes payable	1,292	—
Current portion of capital lease obligations	276	69
Total current liabilities	43,431	34,611
Capital lease obligations, less current portion	1,275	3
Other long-term liabilities	8,356	8,940
Deferred income taxes	25,180	26,850
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, $0.01 par value: Authorized shares - 5,000,000; no shares issued	—	—
Common stock, $0.01 par value: Authorized shares - 50,000,000; issued and outstanding shares - 30,255,182 in 2014 and 30,522,079 in 2013	303	305
Additional paid-in capital	130,107	107,726
Retained earnings	333,153	327,834
Total shareholders’ equity	463,563	435,865
Total liabilities and shareholders’ equity	$541,805	$506,269

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Statements of Comprehensive Income
(In thousands, except per share data)

	Year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Operating revenue	$780,959	$652,481	$584,446

Operating expenses:
Purchased transportation	334,576	285,690	252,720
Salaries, wages and employee benefits	182,105	151,097	135,006
Operating leases	33,994	29,310	27,989
Depreciation and amortization	31,133	23,579	21,021
Insurance and claims	15,736	12,619	11,309
Fuel expense	20,148	15,145	10,038
Other operating expenses	66,861	50,686	42,831
Total operating expenses	684,553	568,126	500,914
Income from operations	96,406	84,355	83,532

Other income (expense):
Interest expense	(610)	(532)	(391)
Other, net	289	99	14
Total other expense	(321)	(433)	(377)
Income before income taxes	96,085	83,922	83,155
Income taxes	34,916	29,455	30,487
Net income and comprehensive income	$61,169	$54,467	$52,668

Net income per share:
Basic	$1.99	$1.81	$1.82
Diluted	$1.96	$1.77	$1.78

Dividends per share:	$0.48	$0.40	$0.34

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Statements of Shareholders' Equity
(In thousands, except per share data)
	Common Stock			Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2011	28,553	$285		$42,212	$244,405	$286,902
Net income and comprehensive income for 2012	—	—		—	52,668	52,668
Exercise of stock options	582	6		15,734	—	15,740
Common stock issued under employee stock purchase plan	9	—		259	—	259
Share-based compensation	—	—		6,050	—	6,050
Dividends ($0.34 per share)	—	—		5	(9,952)	(9,947)
Cash settlement of share-based awards for minimum tax withholdings	(11)	—	—	—	(386)	(386)
Share repurchases	—	—		—	—	—
Vesting of previously non-vested shares	62	1		(1)	—	—
Income tax benefit from stock options exercised	—	—		385	—	385
Balance at December 31, 2012	29,195	292		64,644	286,735	351,671
Net income and comprehensive income for 2013	—	—		—	54,467	54,467
Exercise of stock options	1,263	12		32,990	—	33,002
Common stock issued under employee stock purchase plan	9	—		296	—	296
Share-based compensation	—	—		6,178	—	6,178
Dividends ($0.40 per share)	—	—		7	(12,148)	(12,141)
Cash settlement of share-based awards for minimum tax withholdings	(23)	—	—	—	(866)	(866)
Share repurchases	(9)	—		—	(354)	(354)
Vesting of previously non-vested shares	87	1		(1)	—	—
Income tax benefit from stock options exercised	—	—		3,612	—	3,612
Balance at December 31, 2013	30,522	305		107,726	327,834	435,865
Net income and comprehensive income for 2014	—	—		—	61,169	61,169
Exercise of stock options	469	5		13,230	—	13,235
Common stock issued under employee stock purchase plan	9	—		354	—	354
Share-based compensation	—	—		6,681	—	6,681
Dividends ($0.48 per share)	—	—		9	(14,804)	(14,795)
Cash settlement of share-based awards for minimum tax withholdings	(25)	—	—	—	(1,083)	(1,083)
Share repurchases	(882)	(9)		—	(39,963)	(39,972)
Vesting of previously non-vested shares	162	2		(2)	—	—
Income tax benefit from stock options exercised	—	—		2,109	—	2,109
Balance at December 31, 2014	30,255	$303		$130,107	$333,153	$463,563

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Statements of Cash Flows
(In thousands)
	Year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Operating activities:
Net income	$61,169	$54,467	$52,668
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	31,133	23,579	21,021
Gain on change in fair value of earn-out liability	—	(615)	—
Share-based compensation	6,681	6,178	6,050
(Gain) loss on disposal of property and equipment	(383)	(454)	318
Provision for loss on receivables	241	423	199
Provision for revenue adjustments	2,465	2,531	2,003
Deferred income taxes	(3,021)	4,856	2,043
Tax benefit for stock options exercised	(2,109)	(3,707)	(385)
Changes in operating assets and liabilities, net of acquisition of business
Accounts receivable	(12,193)	1,447	(6,542)
Prepaid expenses and other current assets	(280)	(215)	(1,331)
Accounts payable and accrued expenses	(199)	2,588	(3,477)
Income taxes	8,156	(239)	(3,981)
Net cash provided by operating activities	91,660	90,839	68,586

Investing activities:
Proceeds from disposal of property and equipment	1,947	1,973	911
Purchases of property and equipment	(39,487)	(35,439)	(21,353)
Acquisition of business, net of cash acquired	(90,172)	(45,328)	—
Other	2	(129)	(263)
Net cash used in investing activities	(127,710)	(78,923)	(20,705)

Financing activities:
Payments of debt and capital lease obligations	(9,736)	(20,375)	(551)
Payments on line of credit	—	—	—
Proceeds from exercise of stock options	13,235	33,002	15,740
Payments of cash dividends	(14,795)	(12,141)	(9,947)
Repurchase of common stock (repurchase program)	(39,972)	(354)	—
Common stock issued under employee stock purchase plan	354	296	259
Cash settlement of share-based awards for minimum tax withholdings	(1,083)	(866)	(386)
Tax benefit for stock options exercised	2,109	3,707	385
Net cash (used in) provided by financing activities	(49,888)	3,269	5,500
Net (decrease) increase in cash	(85,938)	15,185	53,381
Cash at beginning of year	127,367	112,182	58,801
Cash at end of year	$41,429	$127,367	$112,182

The accompanying notes are an integral part of the consolidated financial statements

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2014
(In thousands, except share and per share data)

1.        Accounting Policies

Basis of Presentation and Principles of Consolidation

Forward Air Corporation's (“the Company”) services can be classified into three principal reporting segments: Forward Air, Forward Air Solutions (“FASI”) and Total Quality ("TQI").

Through the Forward Air segment, the Company provide time-definite transportation and related logistics services to the North American deferred air freight market and its activities can be classified into three categories of service: airport-to-airport, logistics, and other. Forward Air’s airport-to-airport service operates a comprehensive national network for the time-definite surface transportation of expedited ground freight. The airport-to-airport service offers customers local pick-up and delivery and scheduled surface transportation of cargo as a cost effective, reliable alternative to air transportation. Forward Air’s logistics services provide expedited truckload brokerage, intermodal drayage and dedicated fleet services. Forward Air’s other services include shipment consolidation and deconsolidation, warehousing, customs brokerage, and other handling. The Forward Air segment primarily provides its transportation services through a network of terminals located at or near airports in the United States and Canada.

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

TQI is a provider of maximum security and temperature-controlled logistics services, primarily truckload services, to the life sciences sector (pharmaceutical and biotechnology products). In addition to core pharmaceutical services and other cold chain services, TQI provides truckload and less-than-truckload brokerage transportation services.

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

Allowance for Doubtful Accounts

The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances in which the Company is aware of a specific customer’s inability to meet its financial obligations to the Company (for example, bankruptcy filings, accounts turned over for collection or litigation), the Company records a specific reserve for these bad debts against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes reserves for these bad debts based on the length of time the receivables are past due. Specifically, amounts that are 90 days or more past due are reserved at 50.0% for Forward Air's airport-to-airport and TLX operations, 10.0% for Forward Air's intermodal drayage operations, 25.0% for FASI and 10.0% for TQI's pharmaceutical operations and 50.0% for TQI's non-pharmaceutical operations. If circumstances change (i.e., the Company experiences higher than expected defaults or an unexpected material adverse change in a customer’s ability to meet its financial obligations to the Company), the estimates of the recoverability of amounts due to the Company could be changed by a material amount. Accounts are written off after all means of collection, including legal action, have been exhausted.

Allowance for Revenue Adjustments

The Company’s allowance for revenue adjustments consists of amounts reserved for billing rate changes that are not captured upon load initiation. These adjustments generally arise: (1) when the sales department contemporaneously grants small rate changes (“spot quotes”) to customers that differ from the standard rates in the system; (2) when freight requires

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2014
(In thousands, except share and per share data)

dimensionalization or is reweighed resulting in a different required rate; (3) when billing errors occur; and (4) when data entry errors occur. When appropriate, permanent rate changes are initiated and reflected in the system. The Company monitors the manual revenue adjustments closely through the employment of various controls that are in place to ensure that revenue recognition is not compromised and that fraud does not occur. During 2014, average revenue adjustments per month were approximately $205 on average revenue per month of approximately $65,080 (0.3% of monthly revenue). In order to estimate the allowance for revenue adjustments related to ending accounts receivable, the Company prepares an analysis that considers average monthly revenue adjustments and the average lag for identifying and quantifying these revenue adjustments. Based on this analysis, the Company establishes an allowance covering approximately 45-100 days (dependent upon experience in the last twelve months) of average revenue adjustments, adjusted for rebates and billing errors. The lag is periodically adjusted based on actual historical experience. Additionally, the average amount of revenue adjustments per month can vary in relation to the level of sales or based on other factors (such as personnel issues that could result in excessive manual errors or in excessive spot quotes being granted). Both of these significant assumptions are continually evaluated for validity.

Self-Insurance Loss Reserves

Given the nature of the Company’s operating environment, the Company is subject to vehicle and general liability, workers’ compensation and employee health insurance claims. To mitigate a portion of these risks, the Company maintains insurance for individual vehicle and general liability claims exceeding $500 and workers’ compensation claims and employee health insurance claims exceeding $250, except in Ohio, where for workers’ compensation we are a qualified self-insured entity with a $500 self-insured retention. The amount of self-insurance loss reserves and loss adjustment expenses is determined based on an estimation process that uses information obtained from both company-specific and industry data, as well as general economic information. The estimation process for self-insurance loss exposure requires management to continuously monitor and evaluate the life cycle of claims. Using data obtained from this monitoring and the Company’s assumptions about the emerging trends, management develops information about the size of ultimate claims based on its historical experience and other available market information. The most significant assumptions used in the estimation process include determining the trend in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. The Company utilizes a semi-annual actuarial analyses to evaluate open claims and estimate the ongoing development exposure.

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
December 31, 2014
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

Depreciation expense for each of the three years ended December 31, 2014, 2013 and 2012 was $22,616, $17,817 and $16,455 respectively.

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

Software Development

Costs related to software developed or acquired for internal use are expensed or capitalized based on the applicable stage of software development and any capitalized costs are amortized over their estimated useful life.  The Company typically uses a five-year straight line amortization for the capitalized amounts of software development costs.  At December 31, 2014 and 2013 the Company had $13,246 and $11,763, respectively, of capitalized software development costs included in property and equipment.  Accumulated amortization on these assets was $9,065 and $7,644 at December 31, 2014 and 2013, respectively.  Included in depreciation expense is amortization of capitalized software development costs.  Amortization of capitalized software development for the years ended December 31, 2014, 2013 and 2012 was $1,464, $1,228 and $1,100 respectively.  As of December 31, 2014 the estimated amortization expense for the next five years of capitalized software development costs is as follows:

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2014
(In thousands, except share and per share data)

2015	$1,374
2016	1,080
2017	767
2018	509
2019	211
Total	$3,941

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

Net Income Per Share

The Company calculates net income per share in accordance with the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, Earnings per Share (the “FASB Codification 260”).  Under the FASB Codification 260, basic net income per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. The Company's non-vested shares contain non-forfeitable rights to dividends and are therefore considered participating securities for purposes of computing net income per share pursuant to the two-class method. Net income allocated to participating securities was $404 in 2014. Net losses are not allocated to participating securities in periods in which the Company incurs a net loss. Diluted net income per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding after considering the additional dilution from any dilutive non-participating securities. The Company's non-participating securities include options and performance shares.

Share-Based Payments

The Company’s general practice has been to make a single annual grant of share-based compensation to key employees and to generally make other grants only in connection with new employment or promotions.  In addition, the Company makes annual grants to non-employee directors in conjunction with their annual election to our Board of Directors or at the time of their appointment to the Board of Directors.  For employees, the Company has granted stock options, non-vested shares and performance shares.  For non-employee directors, the Company issued non-vested shares during the years ended December 31, 2014, 2013 and 2012.

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

	December 31, 2014	December 31, 2013	December 31, 2012
Expected dividend yield	1.2%	1.2%	0.9%
Expected stock price volatility	38.5%	43.7%	46.6%
Weighted average risk-free interest rate	1.6%	0.9%	0.8%
Expected life of options (years)	5.3	5.2	4.2

The fair value of non-vested shares issued were estimated using the closing market prices for the business day of the grant. The share-based compensation for the non-vested shares is recognized, net of estimated forfeitures, ratably over the requisite

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2014
(In thousands, except share and per share data)

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

		Year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Expected stock price volatility	32.5%	34.5%	40.8%
Weighted average risk-free interest rate	0.7%	0.4%	0.4%

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

2.        Acquisitions, Goodwill and Other Long-Lived Assets

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

CST provides industry leading container and intermodal drayage services primarily within the Midwest region of the United States. CST also provides dedicated contract and Container Freight Station (“CFS”) warehouse and handling services. The acquisition of CST provides us with a scalable platform for which to enter the intermodal drayage space and thereby continuing to expand and diversify our service offerings. As part of our strategy to scale CST's operations, in September 2014, CST acquired certain assets of Recob Great Lakes Express, Inc. ("RGL") for $1,350 and in November 2014, acquired Multi-Modal Trucking, Inc. and Multi-Modal Services, Inc. (together referred to as "MMT") for approximately $5,825 in cash and $1,000 in available earn out. The MMT earn out is based on acquired operations exceeding 2015 earnings goals, and the earn out was fully accrued as of December 31, 2014. The acquisition of RGL and MMT's assets provided an opportunity for CST to expand into additional Midwest markets.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2014
(In thousands, except share and per share data)

The Company incurred total transaction costs related to the acquisitions of approximately $900, which were expensed during the nine months ended September 30, 2014, in accordance with U.S. GAAP. These transaction costs were primarily included in "Other operating expenses" in the consolidated statements of comprehensive income.

The assets, liabilities, and operating results of CST, RGL and MMT ("CST acquisitions") have been included in the Company's consolidated financial statements from the dates of acquisition and have been assigned to the Forward Air reportable segment. The results of CST, RGL and MMT operations are reflected in the Company's consolidated statements of comprehensive income for the year ended December 31, 2014 from the dates of acquisition are as follows (in thousands, except per share data):

Dates of Acquisition to December 31, 2014
Logistics revenue	$52,061
Other revenues	20,253
Operating income	7,525
Net income	4,586
Net income per share
Basic	$0.15
Diluted	$0.15

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

Pursuant to the terms of the Agreement, the Company could pay the former shareholders of TQI additional cash consideration from $0 to $5,000 if certain earnings before interest, taxes, depreciation and amortization ("EBITDA") goals are exceeded. The ultimate payout is based on the level by which TQI operating results exceed specified thresholds as defined by the Agreement in both 2013 and 2014. At the time of acquisition the Company recognized an estimated earn-out liability of $615. The fair value of the earn-out liability (level 3) was estimated using an income approach based on the present value of probability-weighted amounts payable under a range of performance scenarios for 2013 and 2014 and a discount rate of 10.9%. However, based on the most probable outcomes the estimated earn-out liability was reduced to $0 and recognized as a gain in our results from operations during the fourth quarter of 2013. TQI's 2014 EBITDA performance did not exceed the goals established by the Agreement and therefore no earn out payments were required.

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

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2014
(In thousands, except share and per share data)

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

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2014
(In thousands, except share and per share data)

Allocations of Purchase Prices

The following table presents the allocations of the CST acquisitions and TQI purchase prices to the assets acquired and liabilities assumed based on their estimated fair values and resulting residual goodwill (in thousands):

	CST	RGL & MMT	TQI
	February 2, 2014	September & November 2014	March 4, 2013
Tangible assets:
Accounts receivable	$9,339	$—	$5,639
Prepaid expenses and other current assets	101	—	1,093
Property and equipment	2,132	287	5,103
Other assets	35	—	728
Deferred income taxes	—	—	947
Total tangible assets	11,607	287	13,510
Intangible assets:
Non-compete agreements	930	92	470
Trade name	500	—	1,000
Customer relationships	36,000	3,590	22,300
Goodwill	51,710	4,206	45,164
Total intangible assets	89,140	7,888	68,934
Total assets acquired	100,747	8,175	82,444

Liabilities assumed:
Current liabilities	6,535	1,000	4,725
Other liabilities	—	—	1,735
Debt and capital lease obligations	11,215	—	20,113
Deferred income taxes	—	—	10,543
Total liabilities assumed	17,750	1,000	37,116
Net assets acquired	$82,997	$7,175	$45,328

The acquired definite-live intangible assets have the following useful lives:

Useful Lives
	CST	RGL & MMT	TQI
Customer relationships	15 years	15 years	15 years
Non-competes	5 years	5 years	5 years
Trade names	2 years	-	5 years

The fair value of the non-compete agreements, trade name and customer relationship assets were estimated using an income approach (level 3). Under this method, an intangible asset's fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To calculate fair value, the Company used cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset. The Company believes that the level and timing of cash flows appropriately reflect market participant assumptions. The fair

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2014
(In thousands, except share and per share data)

value of the TQI and CST trades names were estimated using an income approach, specifically known as the relief from royalty method. The relief from royalty method is based on a hypothetical royalty stream that would be paid if the Company did not own the TQI name and had to license the trade name. The Company derived the hypothetical royalty income from the projected revenues of TQI. Cash flows were assumed to extend through the remaining economic useful life of each class of intangible asset.

The following unaudited pro forma information presents a summary of the Company's consolidated results of operations as if the CST acquisitions and TQI acquisition occurred as of January 1, 2013 (in thousands, except per share data).

	Year ended
	December 31, 2014	December 31, 2013
Operating revenue	$786,048	$710,107
Income from operations	96,596	91,215
Net income	61,286	58,713
Net income per share
Basic	$2.00	$1.95
Diluted	$1.97	$1.91

See note 12 for discussion of subsequent events related to acquisitions.

Goodwill

The following is a summary of the changes in goodwill for the year ended December 31, 2014. All goodwill, except the goodwill assigned to TQI, is deductible for tax purposes.

	Forward Air		FASI		TQI		Total
		Accumulated		Accumulated		Accumulated
	Goodwill	Impairment	Goodwill	Impairment	Goodwill	Impairment	Net
Beginning balance, December 31, 2013	$37,926	$—	$12,359	$(6,953)	$45,164	$—	$88,496
CST acquisitions	55,916	—	—	—	—	—	55,916
Ending balance, December 31, 2014	$93,842	$—	$12,359	$(6,953)	$45,164	$—	$144,412

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

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2014
(In thousands, except share and per share data)

Through acquisitions between 2005 and 2014, including TQI and CST, the Company acquired customer relationships, non-compete agreements and trade names of $108,240, $3,272 and $1,500, respectively, having weighted-average useful lives of 13.5, 5.3 and 4.0 years, respectively.  Amortization expense on acquired customer relationships, non-compete agreements and trade names for each of the three years ended December 31, 2014, 2013 and 2012 was $8,517, $5,762 and $4,566, respectively.

The estimated amortization expense for the next five years on definite-lived intangible assets as of December 31, 2014 is as follows:

	2015	2016	2017	2018	2019
Customer relationships	$7,387	$6,856	$6,741	$5,236	$5,156
Non-compete agreements	318	318	310	220	30
Trade name	450	221	200	33	—
Total	$8,155	$7,395	$7,251	$5,489	$5,186

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

3.        Debt and Capital Lease Obligations

Credit Facilities

In February 2012, the Company entered into a new $150,000 credit facility. This facility has a term of five years and matures in February 2017. Interest rates for advances under the facility are LIBOR plus 1.1% based upon covenants related to total indebtedness to earnings (1.3% at December 31, 2014). The agreement contains certain covenants and restrictions related to new indebtedness, investment types and dispositions of property. None of the covenants are expected to significantly affect the Company's operations or ability to pay dividends. No assets are pledged as collateral against the credit facility. As of December 31, 2014, the Company had no borrowings outstanding under the credit facility. At December 31, 2014, the Company had utilized $9,749 of availability for outstanding letters of credit and had $140,251 of available borrowing capacity outstanding under the credit facility. See note 12 for discussion of subsequent events related to the credit facility.

Capital Leases

Through acquisitions, the Company assumed several equipment leases that met the criteria for classification as a capital lease.  The leased equipment is being amortized over the shorter of the lease term or useful life.

Property and equipment include the following amounts for assets under capital leases:

	December 31, 2014	December 31, 2013
Equipment	$793	$685
Accumulated amortization	(253)	(680)
	$540	$5

Amortization of assets under capital leases is included in depreciation and amortization expense.

Future minimum payments, by year and in the aggregate, under non-cancelable capital leases with initial or remaining terms of one year or more consist of the following at December 31, 2014:

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2014
(In thousands, except share and per share data)

2015	$349
2016	347
2017	347
2018	347
2019	320
Thereafter	55
Total	1,765
Less amounts representing interest	214
Present value of net minimum lease payments (including current portion of $276)	$1,551

Interest Payments

Interest payments during 2014, 2013 and 2012 were $495, $482 and $365, respectively.  No interest was capitalized during the years ended December 31, 2014, 2013 and 2012.

4.        Shareholders' Equity, Stock Options and Net Income per Share

Preferred Stock

There are 5,000,000 shares of preferred stock with a par value of $0.01 authorized, but no shares have been issued to date.

Cash Dividends

During each quarter of 2014 , the Company’s Board of Directors declared a cash dividend of $0.12 per share of Common Stock. During each quarter of 2013 and the third and fourth quarter of 2012, the Company's Board of Directors declared a cash dividend of $0.10 per share of Common Stock. During the first and second quarter of 2012, the Company's Board of Directors declared a cash dividend of $0.07 per share of Common Stock. On February 10, 2015, the Company’s Board of Directors declared a $0.12 per share dividend that will be paid in the first quarter of 2015. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

Repurchase of Common Stock
In July 2007, our Board of Directors approved a stock repurchase program (“Repurchase Plan”) for up to 2,000,000 shares of our common stock. During the year ended December 31, 2013, we repurchased 8,675 shares of common stock under the Repurchase Plan for $354, or $40.84 per share. No shares were repurchased during the year ended December 31, 2012.

Also, on February 7, 2014, our Board of Directors approved a stock repurchase authorization for up to 2,000,000 shares of the Company’s common stock. In connection with this action, the board cancelled the Company’s Repurchase Plan. During the year ended December 31, 2014, we repurchased 881,979 shares of common stock for $39,972, or $45.32 per share. As of December 31, 2014, 1,118,021 shares remain that may be repurchased.

Share-Based Compensation

The Company had previously reserved for issuance 4,500,000 common shares under the 1999 Stock Option and Incentive Plan (the “1999 Plan”). Options issued under the 1999 Plan have seven to ten-year terms and vested over a one to five year period.

In May 2008, with the approval of shareholders, the Company amended and restated the 1999 Stock Option and Incentive Plan (the “1999 Amended Plan”) to reserve for issuance an additional 3,000,000 common shares, increasing the total number of reserved common shares under the 1999 Amended Plan to 7,500,000. As of December 31, 2014, there were approximately 746,000 shares remaining available for grant.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2014
(In thousands, except share and per share data)

Employee Activity - Options

The following tables summarize the Company’s employee stock option activity and related information for the years ended December 31, 2014, 2013 and 2012:

	2014		2013		2012
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
	(000)	Price	(000)	Price	(000)	Price

Outstanding at beginning of year	1,732	$27	2,874	$26	3,363	$26
Granted	106	43	118	38	94	37
Exercised	(450)	28	(1,260)	26	(570)	27
Forfeited	(25)	37	—	—	(13)	29
Outstanding at end of year	1,363	$28	1,732	$27	2,874	$26
Exercisable at end of year	1,160	$26	1,514	$26	2,487	$26
Weighted-average fair value of options granted during the year	$14		$14		$13
Aggregate intrinsic value for options exercised	$7,259		$15,477		$3,924
Average aggregate intrinsic value for options outstanding	$24,425
Average aggregate intrinsic value for exercisable options	$23,274

					Outstanding		Exercisable
				Weighted-	Weighted-		Weighted-
Range of			Number	Average	Average	Number	Average
Exercise			Outstanding	Remaining	Exercise	Exercisable	Exercise
Price			(000)	Contractual Life	Price	(000)	Price
$22.47	-	24.98	672	1.7	$22.66	672	$22.66
28.61	-	29.44	401	0.9	28.95	401	28.95
36.55	-	41.80	184	4.7	37.03	87	36.90
42.48	-	45.97	106	6.2	43.17	—	—
$22.47	-	45.97	1,363	2.2	$28.05	1,160	$25.91

	Year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Shared-based compensation for options	$1,302	$1,410	$2,585
Tax benefit for option compensation	$497	$508	$713
Unrecognized compensation cost for options, net of estimated forfeitures	$1,632

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2014
(In thousands, except share and per share data)

Employee Activity – Non-vested shares

Non-vested share grants to employees vest ratably over a three-year period. The following tables summarize the Company's employee non-vested share activity and related information:

	Year ended
	2014		2013		2012
		Weighted-		Weighted-		Weighted-
	Non-vested	Average	Non-vested	Average	Non-vested	Average
	Shares	Grant Date	Shares	Grant Date	Shares	Grant Date
	(000)	Fair Value	(000)	Fair Value	(000)	Fair Value

Outstanding and non-vested at beginning of year	186	$35	168	$33	108	$29
Granted	99	42	98	37	103	37
Vested	(94)	43	(68)	37	(36)	29
Forfeited	(1)	37	(12)	36	(7)	33
Outstanding and non-vested at end of year	190	$40	186	$35	168	$33
Aggregate grant date fair value	$7,585		$6,588		$5,579
Total fair value of shares vested during the year	$4,008		$2,503		$1,249

	Year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Shared-based compensation for non-vested shares	$3,626	$3,058	$2,039
Tax benefit for non-vested share compensation	$1,385	$1,165	$785
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$4,325

Employee Activity – Performance shares

In 2014, 2013 and 2012, the Company granted performance shares to key employees. Under the terms of the performance share agreements, on the third anniversary of the grant date, the Company will issue to the employees a calculated number of common stock shares based on the three year performance of the Company's common stock share price as compared to the share price performance of a selected peer group. No shares may be issued if the Company share price performance outperforms 30% or less of the peer group, but the number of shares issued may be doubled if the Company share price performs better than 90% of the peer group.

The following tables summarize the Company's employee performance share activity, assuming median share awards, and related information:

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2014
(In thousands, except share and per share data)

	Year ended
	2014		2013		2012
		Weighted-		Weighted-		Weighted-
	Non-vested	Average	Non-vested	Average	Non-vested	Average
	Shares	Grant Date	Shares	Grant Date	Shares	Grant Date
	(000)	Fair Value	(000)	Fair Value	(000)	Fair Value

Outstanding and non-vested at beginning of year	88	$37	62	$36	38	$30
Granted	23	48	26	40	24	45
Additional shares awarded based on performance	19	30	—	—	—	—
Vested	(56)	30	—	—	—	—
Forfeited	—	—	—	—	—	—
Outstanding and non-vested at end of year	74	$44	88	$37	62	$36
Aggregate grant date fair value	$3,279		$3,278		$2,205

	Year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Shared-based compensation for performance shares	$1,098	$1,055	$699
Tax benefit for performance share compensation	$419	$402	$269
Unrecognized compensation cost for performance shares, net of estimated forfeitures	$1,225

Employee Activity – Employee Stock Purchase Plan

Under the ESPP at December 31, 2014, the Company is authorized to issue up to a remaining 403,792 shares of Common Stock to employees of the Company. For the years ended December 31, 2014, 2013 and 2012, participants under the plan purchased 8,530, 8,800, and 8,846 shares, respectively, at an average price of $41.51, $33.68, and $29.26 per share, respectively. The weighted-average fair value of each purchase right under the ESPP granted for the years ended December 31, 2014, 2013 and 2012, which is equal to the discount from the market value of the Common Stock at the end of each six month purchase period, was $7.74, $7.52, and $4.47 per share, respectively. Share-based compensation expense of $66, $66, and $40 was recognized in salaries, wages and employee benefits, during the years ended December 31, 2014, 2013 and 2012, respectively.

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

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2014
(In thousands, except share and per share data)

The following tables summarize the Company's non-employee non-vested share activity and related information:

	Year ended
	2014		2013		2012
	Non-vested		Non-vested		Non-vested
	Shares and	Weighted-	Shares and	Weighted-	Shares and	Weighted-
	Deferred	Average	Deferred	Average	Deferred	Average
	Stock Units	Grant Date	Stock Units	Grant Date	Stock Units	Grant Date
	(000)	Fair Value	(000)	Fair Value	(000)	Fair Value

Outstanding and non-vested at beginning of year	15	$38	20	$32	24	$33
Granted	15	44	15	38	20	32
Vested	(15)	38	(20)	32	(24)	32
Forfeited	—	—	—	—	—	—
Outstanding and non-vested at end of year	15	$44	15	$38	20	$32
Aggregate grant date fair value	$650		$560		$640
Total fair value of shares vested during the year	$632		$762		$752

	Year ended
	December 31, 2014	December 31, 2013	December 31, 2012
Shared-based compensation for non-vested shares	$589	$589	$687
Tax benefit for non-vested share compensation	$225	$225	$264
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$256

Non-employee Directors - Options

In addition to the above activity, each May from 1995 to 2005, options were granted to the non-employee directors of the Company.  The options have terms of ten years and are fully exercisable.  The following table summarizes the Company’s non-employee stock option activity and related information for the years ended December 31, 2014, 2013 and 2012:

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2014
(In thousands, except share and per share data)

	2014		2013		2012
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
	(000)	Price	(000)	Price	(000)	Price

Outstanding at beginning of year	26	$23	29	$23	41	$21
Granted	—	—	—	—	—	—
Exercised	(18)	22	(3)	20	(12)	16
Forfeited	—	—	—	—	—	—
Outstanding and exercisable at end of year	8	$26	26	$23	29	$23
Aggregate intrinsic value for options exercised	$412		$54		$207
Average aggregate intrinsic value for options outstanding and exercisable	$151

At December 31, 2014, weighted average remaining contractual term for these options was 0.4 years.

Net Income per Share

The following table sets forth the computation of net income per basic and diluted share:

	2014	2013	2012
Numerator:
Net income and comprehensive income	$61,169	$54,467	$52,668
Income allocated to participating securities	(404)	—	—
Numerator for net income and comprehensive income to common shareholders	60,765	54,467	52,668

Denominator:
Denominator for basic net income per share - weighted-average shares (in thousands)	30,599	30,135	28,967
Effect of dilutive stock options (in thousands)	431	615	528
Effect of dilutive performance shares (in thousands)	42	12	41
Denominator for diluted net income per share - adjusted weighted-average shares (in thousands)	31,072	30,762	29,536
Basic net income per share	$1.99	$1.81	$1.82
Diluted net income per share	$1.96	$1.77	$1.78

The number of instruments that could potentially dilute net income per basic share in the future, but that were not included in the computation of net income per diluted share because to do so would have been anti-dilutive for the periods presented, are as follows:

	2014	2013	2012
Anti-dilutive stock options (in thousands)	99	192	226
Anti-dilutive performance shares (in thousands)	—	—	22
Total anti-dilutive shares (in thousands)	99	192	248

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2014
(In thousands, except share and per share data)

5.        Income Taxes

The provision for income taxes consists of the following:

	2014	2013	2012
Current:
Federal	$33,631	$22,466	$24,981
State	4,306	2,133	3,462
	37,937	24,599	28,443
Deferred:
Federal	(2,102)	4,367	2,452
State	(919)	489	(408)
	(3,021)	4,856	2,044
	$34,916	$29,455	$30,487

The tax benefit associated with the exercise of stock options and the vesting of non-vested shares recorded to additional paid in capital during the years ended December 31, 2014, 2013 and 2012 were $2,109, $3,612 and $385, respectively, and are reflected as an increase in additional paid-in capital in the accompanying consolidated statements of shareholders’ equity.

The historical income tax expense differs from the amounts computed by applying the federal statutory rate of 35.0% to income before income taxes as follows:

	2014	2013	2012
Tax expense at the statutory rate	$33,630	$29,373	$29,125
State income taxes, net of federal benefit	1,879	1,876	1,842
Incentive stock options	(96)	(908)	(154)
Meals and entertainment	186	139	172
Deferred tax asset valuation allowance	39	(85)	(39)
Federal income tax credits	(533)	(1,023)	(619)
Other	(189)	83	160
	$34,916	$29,455	$30,487

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2014
(In thousands, except share and per share data)

	December 31, 2014	December 31, 2013
Deferred tax assets:
Accrued expenses	$6,313	$4,287
Allowance for doubtful accounts	1,002	745
Share-based compensation	5,698	6,066
Accruals for income tax contingencies	300	547
Impairment of goodwill and other intangible assets	534	854
Net operating loss carryforwards	280	253
Total deferred tax assets	14,127	12,752
Valuation allowance	(273)	(234)
Total deferred tax assets, net of valuation allowance	13,854	12,518
Deferred tax liabilities:
Tax over book depreciation	19,222	21,806
Non-compete agreements	3,639	5,149
Prepaid expenses deductible when paid	2,488	2,354
Goodwill	11,189	8,914
Total deferred tax liabilities	36,538	38,223
Net deferred tax liabilities	$(22,684)	$(25,705)

The balance sheet classification of deferred income taxes is as follows:

	December 31, 2014	December 31, 2013
Current assets	$2,496	$1,145
Noncurrent liabilities	(25,180)	(26,850)
	$(22,684)	$(25,705)

Total income tax payments, net of refunds, during fiscal years 2014, 2013 and 2012 were $30,087, $25,168 and $32,214, respectively.

At December 31, 2014 and 2013, the Company had state net operating loss carryforwards of $6,500 and $5,468, respectively, that will expire between 2015 and 2029. The use of these state net operating losses is limited to the future taxable income of separate legal entities. Based on expectations of future taxable income, management believes that it is more likely than not that the results of operations for these separate legal entities will not generate sufficient taxable income to realize these net operating loss benefits for state loss carryforwards.  As a result, a valuation allowance has been provided for most of these state loss carryforwards. The valuation allowance on these state loss carryforwards increased $39 during 2013 but decreased $85 during 2012.

Income Tax Contingencies

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various states and Canada. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2010.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2014
(In thousands, except share and per share data)

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

Liability for
Unrecognized Tax
Benefits
Balance at December 31, 2011	481
Reductions for settlement with state taxing authorities	(204)
Balance at December 31, 2012	277
Additions for tax positions of current year	209
Additions for tax positions of prior years - TQI	853
Balance at December 31, 2013	1,339
Reductions for settlement with state taxing authorities	(697)
Additions for tax positions of prior years - TQI	63
Additions for tax positions of current year	66
Balance at December 31, 2014	$771

Included in the liability for unrecognized tax benefits at December 31, 2014 and December 31, 2013 are tax positions of $771 and $1,339, respectively, which represents tax positions where the realization of the ultimate benefit is uncertain and the disallowance of which would affect the Company’s annual effective income tax rate.

Included in the liability for unrecognized tax benefits at December 31, 2014 and December 31, 2013, are accrued penalties of $170 and $277, respectively.  The liability for unrecognized tax benefits at December 31, 2014 and December 31, 2013 also included accrued interest of $414 and $299, respectively.

6.        Operating Leases

The Company leases certain facilities under noncancellable operating leases that expire in various years through 2020. Certain leases may be renewed for periods varying from one to ten years.  Primarily, through acquisitions, the Company assumed several operating leases for tractors, straight trucks and trailers with original lease terms between three and six years.  These leases expire in various years through 2021 and may not be renewed beyond the original term.

Sublease rental income, was $980, $914 and $813 in 2014, 2013 and 2012, respectively.  In 2015, the Company expects to receive aggregate future minimum rental payments under noncancellable subleases of approximately $74.  Noncancellable subleases expire between 2015 and 2017.

Future minimum rental payments under noncancellable operating leases with initial or remaining terms in excess of one year consisted of the following at December 31, 2014:

2015	$22,295
2016	16,909
2017	11,452
2018	7,563
2019	3,827
Thereafter	2,470
Total	$64,516

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2014
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

As of December 31, 2014, the Company had commitments to purchase various trailers, vehicles and forklifts for approximately $5,708 during 2015.

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

Employer contributions vest 20.0% after two years of service and continue vesting 20.0% per year until fully vested. The Company’s matching contributions expensed in 2014, 2013 and 2012 were approximately $895, $823 and $675, respectively.

9.        Financial Instruments

Off Balance Sheet Risk

At December 31, 2014, the Company had letters of credit outstanding totaling $9,749.

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Accounts receivable and accounts payable: The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair value based on their short-term nature.

The Company’s credit facility at December 31, 2014 bore interest at LIBOR plus 1.1% based upon covenants related to total indebtedness to earnings.  Using interest rate quotes currently available in the market and remaining cash flows on these arrangements, the Company estimated the fair value of its outstanding capital lease obligations as follows:

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2014
(In thousands, except share and per share data)

	December 31, 2014		December 31, 2013
	Carrying Value	Fair Value	Carrying Value	Fair Value
Capital lease obligations	$1,551	$1,578	$72	$99

The Company's fair value calculations for the above financial instruments are classified within level 3 of the fair value hierarchy as defined in the FASB Codification.

10.        Segment Reporting

The Company operates in three reportable segments based on information available to and used by the chief operating decision maker. Forward Air, which includes our Forward Air and CST operating segments, provides time-definite transportation and logistics services including expedited truckload and intermodal drayage. FASI provides pool distribution services primarily to regional and national distributors and retailers. TQI is a provider of maximum security and temperature-controlled logistics services, primarily truckload services, to the life sciences sector (pharmaceutical and biotechnology products).

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

The following tables summarize segment information about net income and assets used by the chief operating decision maker of the Company in making decisions regarding allocation of assets and resources as of and for the years ended December 31, 2014, 2013 and 2012.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2014
(In thousands, except share and per share data)

Year ended December 31, 2014	Forward Air	FASI	TQI	Eliminations	Consolidated
External revenues	$608,118	$124,382	$48,459	$—	$780,959
Intersegment revenues	4,219	831	365	(5,415)	—
Depreciation and amortization	21,721	5,811	3,601	—	31,133
Share-based compensation expense	6,470	176	35	—	6,681
Interest expense	602	2	6	—	610
Interest income	8	—	—	—	8
Income tax expense	31,792	2,203	921	—	34,916
Net income	53,985	3,790	3,394	—	61,169
Total assets	607,765	47,516	88,781	(202,257)	541,805
Capital expenditures	26,170	7,133	6,184	—	39,487

Year ended December 31, 2013	Forward Air	FASI	TQI	Eliminations	Consolidated
External revenues	$497,993	$112,766	$41,722	$—	$652,481
Intersegment revenues	3,075	645	120	(3,840)	—
Depreciation and amortization	16,222	4,945	2,412	—	23,579
Share-based compensation expense	5,959	140	79	—	6,178
Interest expense	513	8	11	—	532
Interest income	36	—	1	—	37
Income tax expense	26,981	846	1,628	—	29,455
Net income	51,251	1,255	1,961	—	54,467
Total assets	478,790	42,049	85,490	(100,060)	506,269
Capital expenditures	25,017	6,901	3,521	—	35,439

Year ended December 31, 2012	Forward Air	FASI	TQI	Eliminations	Consolidated
External revenues	$500,621	$83,825	$—	$—	$584,446
Intersegment revenues	1,116	1,152	—	(2,268)	—
Depreciation and amortization	16,356	4,665	—	—	21,021
Share-based compensation expense	5,857	193	—	—	6,050
Interest expense	369	22	—	—	391
Interest income	41	—	—	—	41
Income tax expense	30,053	434	—	—	30,487
Net income	51,127	1,541	—	—	52,668
Total assets	395,936	37,135	—	(33,884)	399,187
Capital expenditures	15,910	5,443	—	—	21,353

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2014
(In thousands, except share and per share data)

11.        Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2014 and 2013:

	2014
	March 31	June 30	September 30	December 31
Operating revenue	$171,569	$193,852	$201,477	$214,061
Income from operations	16,271	27,595	26,906	25,634
Net income	10,202	17,178	16,744	17,045

Net income per share:
Basic	$0.33	$0.56	$0.55	$0.56
Diluted	$0.33	$0.55	$0.54	$0.55

	2013
	March 31	June 30	September 30	December 31
Operating revenue	$141,560	$159,804	$170,033	$181,084
Income from operations	15,790	22,505	22,857	23,203
Net income	10,855	13,831	14,197	15,584

Net income per share:
Basic	$0.37	$0.46	$0.47	$0.51
Diluted	$0.36	$0.45	$0.46	$0.50

12.        Subsequent Event

Pending Acquisition

On February 4, 2015, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) to acquire CLP Towne Inc. (“Towne”). Upon completion of the Merger, Towne will be an indirect, wholly-owned subsidiary of the Company. The acquisition is expected to close in the first quarter of 2015, subject to the satisfaction of closing conditions, including among others the continuing accuracy of representations and warranties, compliance with covenants and agreements in the Merger Agreement and the execution of restrictive covenants agreements by certain equity holders.

The Company will pay aggregate cash consideration of approximately $125,000. The purchase price may be increased or reduced based upon Towne’s net working capital as of the closing date. The Merger Agreement also provides that $16,500 of the $125,000 purchase price will be placed into an escrow account, with $2,000 of such amount being available to settle any shortfall in Towne’s net working capital and with $14,500 of such amount being available for a period of time to settle certain possible claims against Towne’s common stockholders for indemnification. To the extent the escrow fund is insufficient, certain equity holders have agreed to indemnify the Company, subject to certain limitations set forth in the Merger Agreement, as a result of inaccuracies in or breaches of certain of Towne’s representations, warranties, covenants and agreements and other matters. The Company intends to finance the Merger with borrowings under its credit facility.

New Credit Facility

On February 4, 2015, the Company entered into a five-year senior, unsecured credit facility (the “Facility”) with a maximum aggregate principal amount of $275,000, including a revolving credit facility of $150,000 with a sublimit of $25,000 for letters of credit and a sublimit of $15,000 for swing line loans. The Facility also includes a term loan facility of $125,000,

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2014
(In thousands, except share and per share data)

which is available for ninety (90) days following closing, and which, if drawn, is payable in quarterly installments of 11.1% of the original principal amount of the term loan plus accrued and unpaid interest, and which matures in March 2017. The revolving credit facility is scheduled to expire in February 2020 and may be used to refinance existing indebtedness of the Company and for working capital, capital expenditures and other general corporate purposes. The Facility replaced the Company’s prior existing $150,000 unsecured revolving credit facility. Unless the Company elects otherwise under the credit agreement, interest on borrowings under the Facility are based on the highest of (a) the federal funds rate plus 0.5%, (b) the administrative agent's prime rate and (c) the LIBOR Rate plus 1.0%, in each case plus a margin that can range from 0.1% to 0.6% with respect to the term loan facility and from 0.3% to 0.8% with respect to the revolving credit facility depending on the Company’s ratio of consolidated funded indebtedness to earnings as set forth in the credit agreement. The Facility contains financial covenants and other covenants that, among other things, restrict the ability of the Company, without the approval of the lenders, to engage in certain mergers, consolidations, asset sales, investments, transactions or to incur liens or indebtedness, as set forth in the credit agreement.

Forward Air Corporation
Schedule II — Valuation and Qualifying Accounts
(In thousands)

Col. A		Col. B	Col. C		Col. D		Col. E
		Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts Described	Deductions -Describe		Balance at End of Period
Year ended December 31, 2014
Allowance for doubtful accounts		$1,583	$241	$—	$(331)	(2)	$2,155
Allowance for revenue adjustments	(1)	336	2,465	—	2,393	(3)	408
Income tax valuation		234	39	—	—		273
		2,153	2,745	—	2,062		2,836
Year ended December 31, 2013
Allowance for doubtful accounts		$1,149	$423	$—	$(11)	(2)	$1,583
Allowance for revenue adjustments	(1)	295	2,531	—	2,490	(3)	336
Income tax valuation		319	(85)	—	—		234
		1,763	2,869	—	2,479		2,153
Year ended December 31, 2012
Allowance for doubtful accounts		$1,219	$199	$—	$269	(2)	$1,149
Allowance for revenue adjustments	(1)	284	2,003	—	1,992	(3)	295
Income tax valuation		348	(29)	—	—		319
		1,851	2,173	—	2,261		1,763

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
Amended and Restated Non-Employee Director Stock Plan, as further amended and restated on February 8, 2013 (incorporated herein by reference to Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed with the Securities and Exchange Commission on April 25, 2013 (File No. 0-22490))

10.26
Stock Purchase Agreement dated March 4, 2013, by and among Forward Air Corporation, TQI Holdings, Inc. and the sellers named therein (incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2013 (File No. 0-22490))

10.27
Agreement of Purchase and Sale, dated as of July 10, 2006, among AMB Property II, L.P., Headlands Realty Corporation and Forward Air, Inc. (incorporated herein by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2006 filed with the Securities and Exchange Commission on August 4, 2006 (File No. 0-22490))

10.28
Agreement of Purchase and Sale, dated as of September 14, 2006, by and between Headlands Realty Corporation and Forward Air, Inc. (incorporated herein by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2006 filed with the Securities and Exchange Commission on November 3, 2006 (File No. 0-22490))

10.29
Asset Purchase Agreement dated November 26, 2007 by and among Forward Air Corporation, Black Hawk Freight Services, Inc. and the stockholders of Black Hawk Freight Services, Inc. (incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on November 30, 2007 (File No. 0-22490))

10.30
Stock Purchase Agreement dated January 23, 2014, by and among Forward Air Corporation, Central States Trucking Co., Central States Logistics, Inc., Central States, Inc., and the stockholders of Central States, Inc. (incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2014 (File No. 0-22490))

10.31
First amendment to the Credit Agreement dated February 14, 2012 by and among the Company, certain of its subsidiaries, the lenders referred to therein and Bank of America, N.A., as administrative agent  (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2014 (File No. 0-22490))

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