Form 10-Q
period 2015-03-31
FORWARD AIR CORP
filed 2015-04-24
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2015
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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of April 20, 2015 was 30,971,913.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited).

Forward Air Corporation
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)
(Unaudited)
	March 31, 2015	December 31, 2014
Assets
Current assets:
Cash	$54,495	$41,429
Accounts receivable, less allowance of $3,394 in 2015 and $2,563 in 2014	120,473	95,326
Other current assets	21,767	13,200
Total current assets	196,735	149,955

Property and equipment	310,814	305,188
Less accumulated depreciation and amortization	138,287	132,699
Total property and equipment, net	172,527	172,489
Goodwill and other acquired intangibles:
Goodwill	202,909	144,412
Other acquired intangibles, net of accumulated amortization of $42,823 in 2015 and $40,307 in 2014	140,189	72,705
Total net goodwill and other acquired intangibles	343,098	217,117
Other assets	3,027	2,244
Total assets	$715,387	$541,805

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$21,567	$20,572
Accrued expenses	36,364	22,583
Current portion of debt and capital lease obligations	56,082	276
Total current liabilities	114,013	43,431

Long-term debt and capital lease obligations, less current portion	70,897	1,275
Other long-term liabilities	17,628	8,356
Deferred income taxes	35,835	25,180

Shareholders’ equity:
Preferred stock	—	—
Common stock, $0.01 par value: Authorized shares - 50,000,000, Issued and outstanding shares - 30,760,282 in 2015 and 30,255,182 in 2014	308	303
Additional paid-in capital	147,445	130,107
Retained earnings	329,261	333,153
Total shareholders’ equity	477,014	463,563
Total liabilities and shareholders’ equity	$715,387	$541,805

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three months ended
	March 31, 2015	March 31, 2014
Operating revenue	$205,918	$171,569

Operating expenses:
Purchased transportation	89,337	73,551
Salaries, wages and employee benefits	53,903	41,422
Operating leases	15,756	8,351
Depreciation and amortization	8,684	7,013
Insurance and claims	5,130	4,127
Fuel expense	4,020	4,806
Other operating expenses	20,839	16,028
Total operating expenses	197,669	155,298
Income from operations	8,249	16,271

Other income (expense):
Interest expense	(364)	(82)
Other, net	(48)	86
Total other income (expense)	(412)	4
Income before income taxes	7,837	16,275
Income taxes	3,000	6,073
Net income and comprehensive income	$4,837	$10,202

Net income per share:
Basic	$0.16	$0.33
Diluted	$0.16	$0.33

Dividends per share:	$0.12	$0.12

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended
	March 31, 2015	March 31, 2014

Operating activities:
Net income	$4,837	$10,202
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	8,684	7,013
Share-based compensation	1,786	1,652
(Gain) loss on disposal of property and equipment	(149)	16
Provision for (recovery) loss on receivables	(19)	42
Provision for revenue adjustments	907	641
Deferred income tax	3,045	132
Excess tax benefit for stock options exercised	(2,329)	(637)
Changes in operating assets and liabilities
Accounts receivable	(2,332)	(8,493)
Prepaid expenses and other current assets	2,618	7,048
Accounts payable and accrued expenses	(9,589)	2,416
Net cash provided by operating activities	7,459	20,032

Investing activities:
Proceeds from disposal of property and equipment	582	79
Purchases of property and equipment	(5,229)	(19,548)
Acquisition of business, net of cash acquired	(62,323)	(82,997)
Other	(135)	(61)
Net cash used in investing activities	(67,105)	(102,527)

Financing activities:
Proceeds from term loan	125,000	—
Payments of debt and capital lease obligations	(59,116)	(9,491)
Proceeds from exercise of stock options	10,139	9,840
Payments of cash dividends	(3,714)	(3,733)
Cash settlement of share-based awards for minimum tax withholdings	(1,926)	(1,081)
Excess tax benefit for stock options exercised	2,329	637
Net cash provided by (used in) financing activities	72,712	(3,828)
Net increase (decrease) in cash	13,066	(86,323)
Cash at beginning of period	41,429	127,367
Cash at end of period	$54,495	$41,044

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2015

1.    Basis of Presentation

Forward Air Corporation's (“the Company”) services can be classified into three principal reporting segments:  Forward Air, Forward Air Solutions (“FASI”) and Total Quality, Inc. ("TQI").

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company’s operating results are subject to seasonal trends when measured on a quarterly basis; therefore operating results for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and notes thereto included in the Forward Air Corporation Annual Report on Form 10-K for the year ended December 31, 2014.

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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2015

3.    Acquisitions and Goodwill

Acquisition of Towne

On March 9, 2015, the Company acquired CLP Towne Inc. (“Towne”) pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) resulting in Towne becoming an indirect, wholly-owned subsidiary of the Company. For the acquisition of Towne, the Company paid $62,323 in net cash and assumed $59,544 in debt and capital leases. With the exception of assumed capital leases, the assumed debt was immediately paid in full after funding of the acquisition. Of the total aggregate cash consideration paid, $16,500 was placed into an escrow account, with $2,000 of such amount being available to settle any shortfall in Towne’s net working capital and with $14,500 of such amount being available for a period of time to settle certain possible claims against Towne’s common stockholders for indemnification. To the extent the escrow fund is insufficient, certain equity holders have agreed to indemnify Forward Air, subject to certain limitations set forth in the Merger Agreement, as a result of inaccuracies in or breaches of certain of Towne’s representations, warranties, covenants and agreements and other matters. Forward Air financed the Merger Agreement with a $125,000 2 year term loan available under the credit facility discussed in note 5.

Towne is a full-service trucking provider offering time-sensitive less-than-truckload shipping, full truckload service, an extensive cartage network, container freight stations and dedicated trucking. Towne’s airport-to-airport network provides scheduled deliveries to 61 service points. A fleet of approximately 525 independent contractor tractors provides the line-haul between those service points. The acquisition of Towne provides the Forward Air segment with opportunities to expand its service points and service offerings, such as pick up and delivery services. Additional benefits of the acquisition include increased linehaul network shipping density and a significant increase to our owner operator fleet, both of which are key to the profitability of Forward Air.

Towne had 2014 revenue of approximately $230,000. The assets, liabilities, and operating results of Towne have been included in the Company's consolidated financial statements from the date of acquisition and have been assigned to the Forward Air reportable segment. As the operations of Towne were fully integrated into the existing Forward Air network and operations, the Company is not able to provide the revenue and operating results from Towne included in our consolidated revenue and results since the date of acquisition.
Effective with the acquisition of Towne, the Company immediately entered into a restructuring plan to remove duplicate costs, primarily in the form of, but not limited to salaries, wages and benefits and facility leases. As a result of these plans, the Company recognized expense and recorded liabilities of $2,109 and $4,664 for severance obligations and remaining net payments on vacated, duplicate facilities, respectively. The expenses associated with the severance obligations and vacated, duplicated facility costs were recognized in the salaries, wages and benefits and operating lease line items, respectively. The Company also incurred expense of $5,101 for various other integration and transaction related costs which are largely included in other operating expenses.
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
As part of our strategy to scale CST's operations, in September 2014, CST acquired certain assets of Recob Great Lakes Express, Inc. ("RGL") for $1,350 and in November 2014, acquired Multi-Modal Trucking, Inc. and Multi-Modal Services, Inc. (together referred to as "MMT") for approximately $5,825 in cash and $1,000 in available earn out. The MMT earn out is based on acquired operations exceeding 2015 earnings goals, and the earn out was fully accrued as of March 31, 2015. The acquisition of RGL and MMT's assets provided an opportunity for CST to expand into additional Midwest markets.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2015

The Company incurred total transaction costs related to the acquisitions of approximately $900, which were expensed during the three months ended March 31, 2014, in accordance with U.S. GAAP. These transaction costs were primarily included in "Other operating expenses" in the consolidated statements of comprehensive income.
The assets, liabilities, and operating results of CST, RGL and MMT ("CST acquisitions") have been included in the Company's consolidated financial statements from the dates of acquisition and have been assigned to the Forward Air reportable segment. The results of CST, RGL and MMT operations reflected in the Company's consolidated statements of comprehensive income for the three months ended March 31, 2014 from the dates of acquisition are as follows (in thousands, except per share data):

February 2, 2014 to March 31, 2014
Operating revenue	$10,803
Income from operations	4
Net income	(5)
Net income per share
Basic	$—
Diluted	$—

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2015

Allocations of Purchase Prices
The following table presents the allocations of the Towne, CST, RGL and MMT purchase prices to the assets acquired and liabilities assumed based on their estimated fair values and resulting residual goodwill (in thousands):

	Towne	CST	RGL & MMT
	March 9, 2015	February 2, 2014	September & November 2014
Tangible assets:
Accounts receivable	$23,703	$9,339	$—
Prepaid expenses and other current assets	2,744	101	—
Property and equipment	1,410	2,132	287
Other assets	614	35	—
Deferred income taxes	2,159	—	—
Total tangible assets	30,630	11,607	287
Intangible assets:
Non-compete agreements	—	930	92
Trade name	—	500	—
Customer relationships	70,000	36,000	3,590
Goodwill	58,497	51,710	4,206
Total intangible assets	128,497	89,140	7,888
Total assets acquired	159,127	100,747	8,175

Liabilities assumed:
Current liabilities	24,984	6,535	1,000
Other liabilities	3,822	—	—
Debt and capital lease obligations	59,544	11,215	—
Deferred income taxes	8,454	—	—
Total liabilities assumed	96,804	17,750	1,000
Net assets acquired	$62,323	$82,997	$7,175
The above purchase price allocation for Towne is preliminary as the Company is still in the process of finalizing the valuation of the acquired assets and liabilities assumed. The above estimated fair values of assets acquired and liabilities assumed for Towne are based on the information that was available as of the acquisition dates through the date of this filing. The acquired definite-live intangible assets have the following useful lives:

Useful Lives
	Towne	CST	RGL
Customer relationships	20 years	15 years	15 years
Non-competes	-	5 years	5 years
Trade names	-	2 years	-
The fair value of the non-compete agreements, trade name and customer relationship assets were estimated using an income approach (level 3). Under this method, an intangible asset's fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To calculate fair value, the Company used cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset. The Company believes that the level and timing of cash flows appropriately reflect market participant assumptions. The fair value

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2015

of the acquired trade names were estimated using an income approach, specifically known as the relief from royalty method. The relief from royalty method is based on a hypothetical royalty stream that would be paid if the Company did not own the applicable names and had to license the trade names. The Company derived the hypothetical royalty income from the projected revenues of CST. Cash flows were assumed to extend through the remaining economic useful life of each class of intangible asset.
Pro forma
The following unaudited pro forma information presents a summary of the Company's consolidated results of operations as if the acquisitions occurred as of January 1, 2014 (in thousands, except per share data).

	Three months ended
	March 31, 2015	March 31, 2014
Operating revenue	$240,145	$231,365
Income from operations	20,138	17,833
Net income	12,069	10,918
Net income per share
Basic	$0.39	$0.36
Diluted	$0.39	$0.35
The unaudited pro forma consolidated results for the three month periods are based on the historical financial information of Towne and CST. The unaudited pro forma consolidated results incorporate historical financial information since January 1, 2014. The historical financial information has been adjusted to give effect to pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed these acquisitions on January 1, 2014.
Goodwill
The following is a summary of the changes in goodwill for the three months ended March 31, 2015. Approximately $99,248 of goodwill, not including the goodwill acquired with the Towne acquisition, is deductible for tax purposes.

	Forward Air		FASI		TQI		Total
		Accumulated		Accumulated		Accumulated
	Goodwill	Impairment	Goodwill	Impairment	Goodwill	Impairment	Net
Beginning balance, December 31, 2014	$93,842	$—	$12,359	$(6,953)	$45,164	$—	$144,412
Towne acquisition	58,497	—	—	—	—	—	58,497
Ending balance, March 31, 2015	$152,339	$—	$12,359	$(6,953)	$45,164	$—	$202,909
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
March 31, 2015

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

Employee Activity - Stock Options

Stock option grants to employees generally expire seven years from the grant date and typically vest ratably over a three-year period.  The Company used the Black-Scholes option-pricing model to estimate the grant-date fair value of options granted.  The weighted-average fair value of options granted and assumptions used to calculate their fair value during the three months ended March 31, 2015 and 2014 were as follows:

	Three months ended
	March 31, 2015	March 31, 2014
Expected dividend yield	1.0%	1.2%
Expected stock price volatility	33.9%	40.6%
Weighted average risk-free interest rate	1.6%	1.6%
Expected life of options (years)	6.1	5.4
Weighted average grant date fair value	$16	$15

The following tables summarize the Company’s employee stock option activity and related information:

	Three months ended March 31, 2015
				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Options	Exercise	Value	Contractual
	(000)	Price	(000)	Term
Outstanding at December 31, 2014	1,363	$28
Granted	82	51
Exercised	(481)	27
Forfeited	(14)	29
Outstanding at March 31, 2015	950	$30	$19,625	3.1
Exercisable at March 31, 2015	757	$27	$18,515	2.3

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2015

	Three months ended
	March 31, 2015	March 31, 2014
Shared-based compensation for options	$336	$314
Tax benefit for option compensation	$129	$120
Unrecognized compensation cost for options, net of estimated forfeitures	$2,609	$2,561

Employee Activity - Non-vested Shares

Non-vested share grants to employees vest ratably over a three-year period.  The non-vested shares’ fair values were estimated using closing market prices on the day of grant. The following tables summarize the Company’s employee non-vested share activity and related information:

	Three months ended March 31, 2015
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2014	190	$40
Granted	100	51
Vested	(92)	39
Forfeited	(1)	38
Outstanding and non-vested at March 31, 2015	197	$46	$9,017

	Three months ended
	March 31, 2015	March 31, 2014
Shared-based compensation for non-vested shares	$988	$925
Tax benefit for non-vested share compensation	$380	$352
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$8,398	$6,982

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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2015

	Three months ended
	March 31, 2015	March 31, 2014
Expected stock price volatility	23.5%	32.5%
Weighted average risk-free interest rate	1.0%	0.7%

The following tables summarize the Company’s employee performance share activity, assuming median share awards, and related information:

	Three months ended March 31, 2015
		Weighted-	Aggregate
	Performance	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2014	74	$44
Granted	27	67
Additional shares awarded based on performance	—	—
Vested	(24)	45
Outstanding and non-vested at March 31, 2015	77	$52	$4,016

	Three months ended
	March 31, 2015	March 31, 2014
Shared-based compensation for performance shares	$302	$275
Tax benefit for performance share compensation	$116	$105
Unrecognized compensation cost for performance shares, net of estimated forfeitures	$2,733	$2,048

Non-employee Director Activity - Non-vested Shares

Grants of non-vested shares to non-employee directors vest ratably over the elected term to the Board of Directors, or approximately one year.  The following tables summarize the Company’s non-employee non-vested share activity and related information:

	Three months ended March 31, 2015
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2014	15	$44
Granted	—	—
Vested	—	—
Outstanding and non-vested at March 31, 2015	15	$44	$650

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2015

	Three months ended
	March 31, 2015	March 31, 2014
Shared-based compensation for non-vested shares	$160	$138
Tax benefit for non-vested share compensation	$61	$53
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$96	$57

5.    Senior Credit Facility

On February 4, 2015, the Company entered into a five-year senior, unsecured credit facility (the “Facility”) with a maximum aggregate principal amount of $275,000, including a revolving credit facility of $150,000 and a term loan facility of $125,000. The revolving credit facility has a sublimit of $25,000 for letters of credit and a sublimit of $15,000 for swing line loans. The revolving credit facility is scheduled to expire in February 2020 and may be used to refinance existing indebtedness of the Company and for working capital, capital expenditures and other general corporate purposes. Unless the Company elects otherwise under the credit agreement, interest on borrowings under the Facility are based on the highest of (a) the federal funds rate plus 0.5%, (b) the administrative agent's prime rate and (c) the LIBOR Rate plus 1.0%, in each case plus a margin that can range from 0.1% to 0.6% with respect to the term loan facility and from 0.3% to 0.8% with respect to the revolving credit facility depending on the Company’s ratio of consolidated funded indebtedness to earnings as set forth in the credit agreement. The Facility contains financial covenants and other covenants that, among other things, restrict the ability of the Company, without the approval of the lenders, to engage in certain mergers, consolidations, asset sales, investments, transactions or to incur liens or indebtedness, as set forth in the credit agreement. As of March 31, 2015, the Company had no borrowings outstanding under the revolving credit facility. At March 31, 2015, the Company had utilized $12,613 of availability for outstanding letters of credit and had $137,387 of available borrowing capacity outstanding under the revolving credit facility.

In conjunction with the acquisition of Towne (see note 2), the Company borrowed $125,000 on the available term loan. The term loan is payable in quarterly installments of 11.1% of the original principal amount of the term loan plus accrued and unpaid interest, and matures in March 2017. The interest rate on the term loan was 1.3% at March 31, 2015.

6.    Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three months ended
	March 31, 2015	March 31, 2014
Numerator:
Net income and comprehensive income	$4,837	$10,202
Income allocated to participating securities	(33)	—
Numerator for basic and diluted income per share - net income	$4,804	$10,202
Denominator (in thousands):
Denominator for basic income per share - weighted-average shares	30,575	30,732
Effect of dilutive stock options (in thousands)	365	524
Effect of dilutive performance shares (in thousands)	41	58
Denominator for diluted income per share - adjusted weighted-average shares	30,981	31,314
Basic net income per share	$0.16	$0.33
Diluted net income per share	$0.16	$0.33

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2015

The number of instruments that could potentially dilute net income per basic share in the future, but that were not included in the computation of net income per diluted share because to do so would have been anti-dilutive for the periods presented, are as follows:

	March 31, 2015	March 31, 2014
Anti-dilutive stock options (in thousands)	151	160
Anti-dilutive performance shares (in thousands)	15	14
Total anti-dilutive shares (in thousands)	166	174

7.    Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states and Canada. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2010.

For the three months ended March 31, 2015 and 2014, the effective income tax rates varied from the statutory federal income tax rate of 35.0%, primarily as a result of the effect of state income taxes, net of the federal benefit, and permanent differences between book and tax net income. The combined federal and state effective tax rate for the three months ended March 31, 2015 was 38.3% compared to a rate of 37.3% for the same period in 2014.  The increase in the effective tax rate was primarily due to 2014 benefiting from a retroactive reinstatement of alternative fuel tax credits for 2012 and higher benefits obtained from disqualified dispositions by employees of previously non-deductible incentive stock options.

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

The Company’s revolving credit facility and term loan bear variable interest rates plus additional basis points based upon covenants related to total indebtedness to earnings.  As the term loan bears a variable interest rate, the carrying value approximates fair value. Using interest rate quotes and discounted cash flows, the Company estimated the fair value of its outstanding capital lease obligations as follows:

	March 31, 2015
	Carrying Value	Fair Value
Capital leases	$1,979	$2,029

The Company's fair value calculations for the above financial instruments are classified within level 3 of the fair value hierarchy.

9.    Shareholders' Equity

During each quarter of 2014 and the first quarter of 2015, the Company's Board of Directors declared a cash dividend of $0.12 per share of common stock. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors

On February 7, 2014, our Board of Directors approved a new stock repurchase authorization for up to two million shares of our common stock. There were no shares repurchased by the Company for the three months ended March 31, 2015 and 2014. As of March 31, 2015, 1,118,021 shares remain that may be repurchased.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2015

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

11.    Segment Reporting

The Company operates in three reportable segments based on information available to and used by the chief operating decision maker.  Forward Air provides time-definite transportation and logistics services to the deferred air freight market.  FASI provides pool distribution services primarily to regional and national distributors and retailers. TQI is a provider of high security and temperature-controlled logistics services, primarily truckload services, to the pharmaceutical and life science industries. The assets, liabilities, and operating results of our most recent acquisitions, Towne and CST, have been assigned to the Forward Air reportable segment.

The accounting policies of the segments are the same as those described in the summary of significant accounting policies disclosed in Note 1 to the Consolidated Financial Statements included in the Company’s 2014 Annual Report on Form 10-K. Segment data includes intersegment revenues.  Assets and costs of the corporate headquarters are allocated to the segments based on usage.  The Company evaluates the performance of its segments based on net income.  The Company’s business is conducted in the U.S. and Canada.

The following tables summarize segment information about net income and assets used by the chief operating decision maker of the Company in making decisions regarding allocation of assets and resources as of and for three months ended March 31, 2015 and 2014.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2015

	Three months ended March 31, 2015
	Forward Air	FASI	TQI	Eliminations	Consolidated
External revenues	$167,651	$27,041	$11,226	$—	$205,918
Intersegment revenues	1,053	183	37	(1,273)	—
Depreciation and amortization	6,155	1,582	947	—	8,684
Share-based compensation expense	1,741	32	13	—	1,786
Interest expense	364	—	—	—	364
Interest income	1	—	—	—	1
Income tax expense	2,586	79	335	—	3,000
Net income	4,162	137	538	—	4,837
Total assets	790,815	44,439	86,565	(206,432)	715,387
Capital expenditures	2,797	190	2,242	—	5,229

	Three months ended March 31, 2014
	Forward Air	FASI	TQI	Eliminations	Consolidated
External revenues	$133,393	$27,222	$10,954	$—	$171,569
Intersegment revenues	793	100	107	(1,000)	—
Depreciation and amortization	4,942	1,278	793	—	7,013
Share-based compensation expense	1,609	38	5	—	1,652
Interest expense	81	1	—	—	82
Interest income	7	—	—	—	7
Income tax expense	5,784	(23)	312	—	6,073
Net income	9,599	(1)	604	—	10,202
Total assets	604,727	42,829	87,225	(200,214)	534,567
Capital expenditures	10,995	3,681	4,872	—	19,548

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Executive Summary

Our operations can be broadly classified into three principal segments: Forward Air, Forward Air Solutions (“FASI”) and Total Quality ("TQI").

Through our Forward Air segment, we provide time-definite surface transportation and related logistics services to the North American expedited ground freight market. Our licensed property broker utilizes qualified motor carriers, including our own, and other third-party transportation companies, to offer our customers local pick-up and delivery (Forward Air Complete®) and scheduled surface transportation of cargo as a cost-effective, reliable alternative to air transportation. We transport cargo that must be delivered at a specific time, but is less time-sensitive than traditional air freight. This type of cargo is frequently referred to in the transportation industry as deferred air freight. We operate our Forward Air segment through a network of terminals located on or near airports in 92 cities in the United States and Canada, including a central sorting facility in Columbus, Ohio and 12 regional hubs serving key markets. We also offer our customers an array of logistics and other services including: expedited truckload brokerage (“TLX”); intermodal drayage; dedicated fleets; warehousing; customs brokerage; and shipment consolidation, deconsolidation and handling.

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

Trends and Developments

Acquisition of Towne

On March 9, 2015, we completed the acquisition of CLP Towne Inc. (“Towne”). Towne is a full-service trucking provider offering time-sensitive less-than-truckload shipping, full truckload service, an extensive cartage network, container freight stations and dedicated trucking. For the acquisition of Towne, we paid $62.3 million in net cash and assumed $59.5 million in debt and capital leases. The purchase is subject to an adjustment for working capital. The transaction was funded with proceeds from a $125 million two year term loan. The assets, liabilities, and operating results of Towne have been included in the Forward Air reportable segment.
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

Results from Operations
During the three months ended March 31, 2015, we experienced a 20.0% increase in our consolidated revenues compared to the three months ended March 31, 2014, but a 49.1% deterioration in our operating income.

Forward Air's revenue increased 25.7%, but operating income decreased 53.2% for the three months ended March 31, 2015, compared to the same period in 2014. The increase of Forward Air revenue was the result of higher airport-to-airport volumes partly attributable to the acquisition of Towne combined with a general rate increase initiated at the beginning of February 2015 for the three months ended March 31, 2015, compared to the same period in 2014. These increases in revenue were slightly offset by a decrease in net fuel surcharge revenues. The decline in operating income was attributable to integration and deal costs related to the Towne acquisition. Partially offsetting these costs were improved operating results for the first quarter of 2015 partly attributable to the acquisition of Towne and a full quarter of CST results due to the timing of the CST acquisition during the first quarter of 2014.

FASI revenue decreased 0.4% while operating results improved $0.2 million for the three months ended March 31, 2015, compared to the same period in 2014.  The FASI operating income increases were primarily the result of rate increases implemented during the first quarter of 2015 and continued improvement in operating processes.

TQI's revenue increased 1.8% and operating income was consistent for the three months ended March 31, 2015, compared to the same period in 2014. However, operating income as a percentage of revenue remained consistent at 8.0% for the three months ended March 31, 2015 compared to 8.1% for the three months ended March 31, 2014.

Fuel Surcharge

Our net fuel surcharge revenue is the result of our fuel surcharge rates, which are set weekly using the national average for diesel price per gallon, and the tonnage transiting our network.  During the three months ended March 31, 2015, total net fuel surcharge revenue decreased 16.7% as compared to the same period in 2014. The decrease in net fuel surcharge revenue for the three months ended March 31, 2015 compared to the same periods in 2014 was mostly due to decreased fuel prices offset by a full quarter of CST and related acquisitions and increased FAI business volumes partly due to the acquisition of Towne. Partially offsetting the decline in net fuel surcharge revenue was a 16.7% decline in fuel expense which was also the result of the declining fuel prices.

Results of Operations

The following table sets forth our consolidated historical financial data for the three months ended March 31, 2015 and 2014 (in millions):

	Three months ended
	March 31, 2015	March 31, 2014	Change	Percent Change
Operating revenue	$205.9	$171.6	$34.3	20.0%
Operating expenses:
Purchased transportation	89.3	73.6	15.7	21.3
Salaries, wages, and employee benefits	53.9	41.4	12.5	30.2
Operating leases	15.7	8.3	7.4	89.2
Depreciation and amortization	8.7	7.0	1.7	24.3
Insurance and claims	5.2	4.1	1.1	26.8
Fuel expense	4.0	4.8	(0.8)	(16.7)
Other operating expenses	20.8	16.1	4.7	29.2
Total operating expenses	197.6	155.3	42.3	27.2
Income from operations	8.3	16.3	(8.0)	(49.1)
Other expense:
Interest expense	(0.4)	(0.1)	(0.3)	300.0
Other, net	—	0.1	(0.1)	(100.0)
Total other expense	(0.4)	—	(0.4)	100.0
Income before income taxes	7.9	16.3	(8.4)	(51.5)
Income taxes	3.0	6.1	(3.1)	(50.8)
Net income	$4.9	$10.2	$(5.3)	(52.0)%

The following table sets forth our historical financial data by segment for the three months ended March 31, 2015 and 2014 (in millions):

	Three months ended
Forward Air	March 31,	Percent of		March 31,	Percent of		Percent
	2015	Revenue		2014	Revenue	Change	Change
Operating revenue	$168.7	81.9%		$134.2	78.2%	$34.5	25.7%
Operating expenses:
Purchased transportation	77.2	45.8		60.8	45.3	16.4	27.0
Salaries, wages, and employee benefits	41.5	24.6		30.2	22.5	11.3	37.4
Operating leases	13.6	8.0		5.8	4.3	7.8	134.5
Depreciation and amortization	6.1	3.6		4.9	3.7	1.2	24.5
Insurance and claims	4.1	2.4		3.1	2.3	1.0	32.3
Fuel expense	1.8	1.1		1.9	1.4	(0.1)	(5.3)
Other operating expenses	17.2	10.2		12.1	9.0	5.1	42.1
Income from operations	$7.2	4.3%		$15.4	11.5%	$(8.2)	(53.2)%

FASI	March 31,	Percent of		March 31,	Percent of		Percent
	2015	Revenue		2014	Revenue	Change	Change
Operating revenue	$27.2	13.2%		$27.3	15.9%	$(0.1)	(0.4)%
Operating expenses:
Purchased transportation	7.4	27.2		8.1	29.7	(0.7)	(8.6)
Salaries, wages, and employee benefits	10.1	37.1		9.3	34.1	0.8	8.6
Operating leases	2.1	7.7		2.5	9.1	(0.4)	(16.0)
Depreciation and amortization	1.6	5.9		1.3	4.8	0.3	23.1
Insurance and claims	0.9	3.3		0.8	2.9	0.1	12.5
Fuel expense	1.3	4.8		1.7	6.2	(0.4)	(23.5)
Other operating expenses	3.6	13.3		3.6	13.2	—	—
Income from operations	$0.2	0.7%		$—	—%	$0.2	100.0%

TQI	March 31,	Percent of		March 31,	Percent of		Percent
	2015	Revenue		2014	Revenue	Change	Change
Operating revenue	$11.3	5.5%		$11.1	6.5%	$0.2	1.8%
Operating expenses:
Purchased transportation	5.6	49.6		5.5	49.6	0.1	1.8
Salaries, wages, and employee benefits	2.3	20.3		1.9	17.1	0.4	21.1
Operating leases	—	—		—	—	—	—
Depreciation and amortization	1.0	8.8		0.8	7.2	0.2	25.0
Insurance and claims	0.2	1.8		0.2	1.8	—	—
Fuel expense	0.9	8.0		1.2	10.8	(0.3)	(25.0)
Other operating expenses	0.4	3.5	1.0	0.6	5.4	(0.2)	(33.3)
Income from operations	$0.9	8.0%	1.0	$0.9	8.1%	$—	—%

Intercompany Eliminations	March 31,	Percent of		March 31,	Percent of		Percent
	2015	Revenue		2014	Revenue	Change	Change
Operating revenue	$(1.3)	(0.6)%		$(1.0)	(0.6)%	$(0.3)	30.0%
Operating expenses:
Purchased transportation	(0.9)	69.2		(0.8)	80.0	(0.1)	12.5
Other operating expenses	(0.4)	30.8		(0.2)	20.0	(0.2)	100.0
Income from operations	$—	—%		$—	—%	$—	—%

Consolidated	March 31,	Percent of		March 31,	Percent of		Percent
	2015	Revenue		2014	Revenue	Change	Change
Operating revenue	$205.9	100.0%		$171.6	100.0%	$34.3	20.0%
Operating expenses:
Purchased transportation	89.3	43.4		73.6	42.9	15.7	21.3
Salaries, wages, and employee benefits	53.9	26.2		41.4	24.1	12.5	30.2
Operating leases	15.7	7.6		8.3	4.8	7.4	89.2
Depreciation and amortization	8.7	4.2		7.0	4.1	1.7	24.3
Insurance and claims	5.2	2.5		4.1	2.4	1.1	26.8
Fuel expense	4.0	2.0		4.8	2.8	(0.8)	(16.7)
Other operating expenses	20.8	10.1		16.1	9.4	4.7	29.2
Income from operations	$8.3	4.0%		$16.3	9.5%	$(8.0)	(49.1)%

The following table presents the components of the Forward Air segment’s operating revenue and purchased transportation for the three months ended March 31, 2015 and 2014 (in millions):

		Percent of		Percent of		Percent
	2015	Revenue	2014	Revenue	Change	Change
Operating Revenue
Forward Air
Airport-to-airport	$113.3	67.2%	$97.7	72.8%	$15.6	16.0%
Logistics services
Expedited full truckload - TLX	23.2	13.7	17.5	13.0	5.7	32.6
Intermodal/drayage	18.0	10.7	9.0	6.7	9.0	100.0
Total Logistics services	41.2	24.4	26.5	19.7	14.7	55.5
Other Forward Air services	14.2	8.4	10.0	7.5	4.2	42.0
Forward Air - Total revenue	168.7	81.9	134.2	78.2	34.5	25.7
TQI - Pharmaceutical services	11.3	5.5	11.1	6.5	0.2	1.8
Forward Air Solutions - Pool distribution	27.2	13.2	27.3	15.9	(0.1)	(0.4)
Intersegment eliminations	(1.3)	(0.6)	(1.0)	(0.6)	(0.3)	30.0
Consolidated operating revenue	$205.9	100.0%	$171.6	100.0%	$34.3	20.0%

		Percent of		Percent of		Percent
	2015	Revenue	2014	Revenue	Change	Change
Purchased Transportation
Forward Air
Airport-to-airport	$50.1	44.2%	$40.8	41.8%	$9.3	22.8%
Logistics services
Expedited full truckload - TLX	16.9	72.8	13.7	78.3	3.2	23.4
Intermodal/drayage	6.4	35.6	3.8	42.2	2.6	68.4
Total Logistics services	23.3	56.6	17.5	66.0	5.8	33.1
Other Forward Air services	3.8	26.8	2.5	25.0	1.3	52.0
Forward Air - Total purchased transportation	77.2	45.8	60.8	45.3	16.4	27.0
TQI - Pharmaceutical services	5.6	49.6	5.5	49.6	0.1	1.8
Forward Air Solutions - Pool distribution	7.4	27.2	8.1	29.7	(0.7)	(8.6)
Intersegment eliminations	(0.9)	69.2	(0.8)	80.0	(0.1)	12.5
Consolidated purchased transportation	$89.3	43.4%	$73.6	42.9%	$15.7	21.3%

Three Months Ended March 31, 2015 compared to Three Months Ended March 31, 2014

Revenues

Operating revenue increased by $34.3 million, or 20.0%, to $205.9 million for the three months ended March 31, 2015 from $171.6 million in the same period of 2014.

Forward Air

Forward Air operating revenue increased $34.5 million, or 25.7%, to $168.7 million from $134.2 million, accounting for 81.9% of consolidated operating revenue for the three months ended March 31, 2015 compared to 78.2% for the same period in 2014.  Airport-to-airport revenue, which is the largest component of our consolidated operating revenue, increased $15.6 million, or 16.0%, to $113.3 million from $97.7 million, accounting for 67.2% of the segment’s operating revenue during the three months ended March 31, 2015 compared to 72.8% during the three months ended March 31, 2014. A 16.9% increase in tonnage and a 1.3% increase in our base revenue per pound, excluding net fuel surcharge revenue and Complete revenue, accounted for $14.1 million of the increase in airport-to-airport revenue. The increase in average base revenue per pound was attributable to the general rate increase initiated at the beginning of February 2015. The impact of the general rate increase was mitigated by the acquisition of Towne, as Town's base revenue per pound was notably lower than our legacy Forward Air base revenue per pound. The remaining increase in airport-to-airport revenue is the result increased revenue from our Complete pick-up and delivery service offset by a decrease in net fuel surcharge revenue.  Complete revenue increased $3.9 million, or 31.5%, during the three months ended March 31, 2015 compared to the same period of 2014.  The increase in Complete revenue was attributable to improved shipping volumes in our airport-to-airport network acquisition and a 35.2% increase in the attachment rate of Complete activity to linehaul shipments, both of which were partially attributable to the Towne acquisition. Net fuel surcharge revenue for legacy Forward Air business decreased approximately $3.3 million during the three months ended March 31, 2015 partially offset by an approximate $0.9 million increase associated with acquisition of Towne. Compared to the same period in 2014, the decrease in legacy Forward Air net fuel surcharge revenue was largely due to the decline in fuel prices.

Logistics revenue, which is TLX and our intermodal drayage services, increased $14.7 million, or 55.5%, to $41.2 million in the first quarter of 2015 from $26.5 million in the same period of 2014.  The increase in logistics revenue was attributable to a $9.0 million increase in intermodal drayage revenue. The intermodal drayage increase was due to 2015 including a full quarter of CST and related acquisitions. TLX revenue increased $5.7 million and 32.6% during the three months ended March 31, 2015, compared to the same period in 2014 driven by a 22.7% increase in TLX's average revenue per mile and a 8.4% increase in miles driven to support TLX revenue. TLX's revenue per mile increased on a shift in business mix that provided a higher revenue per mile due to the required use of more expensive third party transportation providers. The increase in miles was partially due to business obtained with the Towne acquisition.

Other revenue, which includes warehousing services and terminal handling, accounted for the final component of Forward Air operating revenue. Other revenue increased $4.2 million, or 42.0%, to $14.2 million in the first quarter of 2015 from $10.0 million in the same period of 2014. The increase in Forward Air other revenue was mainly attributable to $2.3 million increase in local delivery work, warehousing and handling revenues associated with a full quarter of CST and related acquisitions and $1.9 million of other revenue obtained with the acquisition of Towne.

FASI

FASI operating revenue decreased $0.1 million, or 0.4%, to $27.2 million for the three months ended March 31, 2015 from $27.3 million for the same period in 2014.  The decrease was attributable to declines in revenue volumes from certain existing customers mostly offset by new business wins since the first quarter of 2014.

TQI

TQI operating revenue increased $0.2 million, or 1.8%, to $11.3 million for the three months ended March 31, 2015 from $11.1 million for the same period in 2014. The increase in operating revenue was attributable to increased shipping activity from pharmacuetical and life science customers mostly offset by a decline in TQI's brokerage transportation services.

Intercompany Eliminations

Intercompany eliminations increased $0.3 million, or 30.0%, to $1.3 million in the first quarter of 2015 from $1.0 million in the same period of 2014.   The intercompany eliminations are the result of truckload, airport-to-airport, and handling services provided between our segments for the three months ended March 31, 2015 and 2014.

Purchased Transportation

Purchased transportation increased by $15.7 million, or 21.3%, to $89.3 million in the first quarter of 2015 from $73.6 million in the same period of 2014.  As a percentage of total operating revenue, purchased transportation was 43.4% during the three months ended March 31, 2015 compared to 42.9% for the same period of 2014.

Forward Air

Forward Air’s purchased transportation increased by $16.4 million, or 27.0%, to $77.2 million for the three months ended March 31, 2015 from $60.8 million for the three months ended March 31, 2014. As a percentage of segment operating revenue, Forward Air purchased transportation was 45.8% during the three months ended March 31, 2015 compared to 45.3% for the same period in 2014.

Purchased transportation costs for our airport-to-airport network increased $9.3 million, or 22.8%, to $50.1 million for the three months ended March 31, 2015 from $40.8 million for the three months ended March 31, 2014.  For the three months ended March 31, 2015, purchased transportation for our airport-to-airport network increased to 44.2% of airport-to-airport revenue from 41.8% for the same period in 2014.  The $9.3 million increase is mostly attributable to a 13.7% increase in miles driven by our network of owner-operators or third party transportation providers and a 8.0% increase in the cost per mile paid to our network of owner-operators or third party transportation providers.  The higher miles increased purchased transportation by $4.4 million while the higher cost per mile increased purchased transportation by $2.9 million.  The increase in miles was attributable to the increase in revenue activity discussed previously. The increase in airport to airport cost per mile was attributable to a rate increase awarded to our network of owner-operators at the beginning of the first quarter of 2015 and higher rates charged by third party transportation providers. The remaining $2.0 million increase in airport-to-airport purchased transportation was attributable to increased third party transportation costs associated with the higher Complete revenue discussed above.

Purchased transportation costs for our logistics revenue increased $5.8 million, or 33.1%, to $23.3 million for the three months ended March 31, 2015 from $17.5 million for the three months ended March 31, 2014. For the three months ended March 31, 2015, logistics’ purchased transportation costs represented 56.6% of logistics revenue compared to 66.0% for the same period in 2014.  The increase in logistics’ purchased transportation in total dollars was mostly attributable to a $2.6 million increase in intermodal drayage purchased transportation due to the first quarter of 2015 including a full quarter of activity for CST and related acquisitions. The decline in logistics' purchased transportation as a percentage of revenue was attributable to CST utilizing more Company-employed drivers and less owner-operators and third party transportation providers than our legacy Forward Air operations. TLX purchased transportation also increased $3.2 million and 23.4%.  The increase in TLX purchased transportation was attributable to a 13.7% increase in cost per mile during the three months ended March 31, 2015 compared to the same period in 2014 and a 8.4% increase in miles driven during the three months ended March 31, 2015 compared to the same period of 2014. The changes in TLX miles driven and cost per mile were attributable to a shift in customer mix that resulted in the increased use of more expensive third party transportation providers and the Towne acquisition.

Purchased transportation costs related to our other revenue increased $1.3 million, or 52.0%, to $3.8 million for the three months ended March 31, 2015 from $2.5 million for the three months ended March 31, 2014. Other purchased transportation costs as a percentage of other revenue increased to 26.8% of other revenue for the three months ended March 31, 2015 from 25.0% for the same period in 2014.    The increase as a percentage of the associated revenue was primarily due to dedicated pick up and delivery activity associated with the Towne acquisition.

FASI

FASI purchased transportation decreased $0.7 million, or 8.6%, to $7.4 million for the three months ended March 31, 2015 from $8.1 million for the three months ended March 31, 2014.  FASI purchased transportation as a percentage of revenue was 27.2% for the three months ended March 31, 2015 compared to 29.7% for the three months ended March 31, 2014.  The improvement in FASI purchased transportation as a percentage of revenue was attributable to improved revenue quality due to customer rate increases initiated in the first quarter of 2015 and reduced usage of more costly third party transportation providers. FASI grew its agent station revenue as well, which has handling costs that would not contribute to purchased transportation.

TQI

TQI purchased transportation increased $0.1 million, or 1.8%, to $5.6 million for the three months ended March 31, 2015 from $5.5 million for the three months ended March 31, 2014.  TQI purchased transportation as a percentage of revenue was 49.6% for the three months ended March 31, 2015 and 2014.

Intercompany Eliminations

Intercompany eliminations increased to $0.9 million for the three months ended March 31, 2015 from 0.8 million for the same period in 2014.  The intercompany eliminations are the result of truckload, airport-to-airport, and handling services provided between our segments for the three months ended March 31, 2015 and 2014.

Salaries, Wages, and Benefits

Salaries, wages and employee benefits increased by $12.5 million, or 30.2%, to $53.9 million in the first quarter of 2015 from $41.4 million in the same period of 2014.   As a percentage of total operating revenue, salaries, wages and employee benefits was 26.2% during the three months ended March 31, 2015 compared to 24.1% for the same period in 2014.

Forward Air

Salaries, wages and employee benefits of Forward Air increased by $11.3 million, or 37.4%, to $41.5 million in the first quarter of 2014 from $30.2 million in the same period of 2014.  Salaries, wages and employee benefits were 24.6% of Forward Air’s operating revenue in the first quarter of 2015 compared to 22.5% for the same period of 2014.  The increase in salaries, wages and employee benefits in total dollars and as a percentage of revenue was partially attributable to $3.2 million of salaries, wages and employee benefits from a full quarter of CST and related acquisitions. CST salaries, wages and employee benefits are higher as a percentage of revenue than our legacy Forward Air operations due to higher utilization of Company-employed drivers. Severance and incentives related to the acquisition of Towne accounted for an additional increase of $3.1 million. Another $0.6 million was due to incentive and share based compensation increases to previously existing Forward Air employees. Further, approximately $4.8 million of the remaining increase was attributable to higher shipment volumes discussed previously and 2014 wage increases for previously existing Forward Air employees. These increases were partially offset by a $0.4 million decrease in health and workers' compensation insurance costs due to reduced current year claims.

FASI

FASI salaries, wages and employee benefits increased $0.8 million, or 8.6%, to $10.1 million for the three months ended March 31, 2015 compared to $9.3 million for the three months ended March 31, 2014.  As a percentage of FASI operating revenue, salaries, wages and benefits increased to 37.1% for the three months ended March 31, 2015 compared to 34.1% for the same period in 2014.  The 3.0% increase in salaries, wages and employee benefits as a percentage of revenue is due to 0.7% from increased company driver pay, 0.9% from increased dock pay and 0.3% from increases in employee incentives. The increase in company driver and dock pays as a percent of revenue was attributable to the reduction in revenue discussed previously, which was primarily linehaul based and had no associated salary costs. The remaining 1.1% is largely due to increased salaries stemming from new administrative hires and 2014 pay increases.

TQI

TQI salaries, wages and employee benefits increased $0.4 million, or 21.1%, to $2.3 million for the three months ended March 31, 2015 compared to $1.9 million for the three months ended March 31, 2014.  As a percentage of TQI operating revenue, salaries, wages and benefits increased to 20.3% for the three months ended March 31, 2015 compared to 17.1% for the same period in 2014. Higher utilization of Company-employed drivers and higher health insurance costs accounted for $0.3 million and $0.1 million, respectively, of the increase in salaries, wages and benefits for the three months ended March 31, 2015 compared to the same period in 2014. Company-employed driver utilization increased in conjunction with new tractors purchased during the first quarter of 2015.

Operating Leases

Operating leases increased $7.4 million, or 89.2%, to $15.7 million for the three months ended March 31, 2015 from $8.3 million for the same period in 2014.  Operating leases, the largest component of which is facility rent, were 7.6% of consolidated operating revenue for the three months ended March 31, 2015 compared with 4.8% in the same period of 2014.

Forward Air

Operating leases increased $7.8 million to $13.6 million for the three months ended March 31, 2015 from $5.8 million for the same period in 2014.  Operating leases were 8.0% of Forward Air operating revenue for the three months ended March 31, 2015 compared to 4.3% for the same period in 2014.  Facility and equipment leases associated with a full quarter of CST and related acquisitions accounted for $1.9 million of the increase in operating leases. Following the acquisition of Towne, $4.7 million was incurred primarily for reserves on vacated duplicate facilities and unused equipment leases. The remaining $1.2 million is due to $1.1 million in additional facility lease expenses and a $0.1 million increase in truck leases both primarily as a result of the Towne acquisition.

FASI

Operating leases decreased $0.4 million, or 16.0%, to $2.1 million for the three months ended March 31, 2015 from $2.5 million for the same period in 2014.  Operating leases were 7.7% of FASI operating revenue for the three months ended March 31, 2015 compared with 9.1% in the same period of 2014.  Operating leases decreased due to $0.4 million less in truck rentals as new Company-owned vehicles were purchased and placed into service after the first quarter of 2014.

TQI

TQI incurred less than $0.1 million for operating leases for the three months ended March 31, 2015 and 2014 as the only on-going lease activity was for the TQI corporate headquarters.

Depreciation and Amortization

Depreciation and amortization increased $1.7 million, or 24.3%, to $8.7 million for the three months ended March 31, 2015 from $7.0 million for the same period in 2014.  Depreciation and amortization was 4.2% of consolidated operating revenue for the three months ended March 31, 2015 compared with 4.1% for the same period in 2014.

Forward Air

Depreciation and amortization increased $1.2 million, or 24.5%, to $6.1 million in the first quarter of 2015 from $4.9 million in the same period of 2014.  Depreciation and amortization expense as a percentage of Forward Air operating revenue was 3.6% in the first quarter of 2015 compared to 3.7% in the same period of 2014.  CST depreciation on property and equipment of $0.1 million and amortization on acquired intangibles of $0.2 million accounted for $0.3 million of the increase in depreciation and amortization. Towne depreciation on property and equipment of $0.2 million and amortization on acquired intangibles of $0.3 million accounted for $0.5 million of the increase in depreciation and amortization. The remaining increase was primarily the result of new trailers, tractors and forklifts purchased since the first quarter of 2014.

FASI

FASI depreciation and amortization increased $0.3 million, or 23.1%, to $1.6 million for the three months ended March 31, 2015 from $1.3 million for the same period of 2014.  Depreciation and amortization expense as a percentage of FASI operating revenue was 5.9% in the first quarter of 2015 compared to 4.8% in the same period of 2014. The increase in FASI depreciation in total dollars is attributable to new trucks and conveyors and conveyor improvements purchased since the first quarter of 2014.

TQI

TQI depreciation and amortization increased $0.2 million, or 25.0%, to $1.0 million for the three months ended March 31, 2015 from $0.8 million for the same period of 2014.  Depreciation and amortization expense as a percentage of TQI operating revenue was 8.8% in the first quarter of 2015 compared to 7.2% in the same period of 2014. The increase in depreciation and amortization as a percentage of revenue is attributable to new trailers and tractors purchased for TQI since March 2014.

Insurance and Claims

Insurance and claims expense increased $1.1 million, or 26.8%, to $5.2 million for the three months ended March 31, 2015 from $4.1 million for the three months ended March 31, 2014.  Insurance and claims were 2.5% of consolidated operating revenue for the three months ended March 31, 2015 compared to 2.4% for the same period of 2014.

Forward Air

Forward Air insurance and claims expense increased $1.0 million, or 32.3%, to $4.1 million for the three months ended March 31, 2015 from $3.1 million for the three months ended March 31, 2014.  Insurance and claims were 2.4% of operating revenue for the three months ended March 31, 2015 compared to 2.3% for the same period of 2014. Approximately $0.3 million of the increase was attributable to insurance and claims associated with a full quarter of CST and related acquisitions. Forward Air costs also increased approximately $0.7 million due to increases of $0.4 million in vehicle insurance premiums, $0.2 million in vehicle accident damage repairs and $0.4 million in claim related legal and professional fees. These increases were partially offset by a

$0.3 million decrease in cargo claims. The increase in vehicle insurance premiums is due to the acquisition of Towne. The cargo claims reduction is due to the first quarter of 2014 including a large number of claims due to severe weather that was not experienced in the first quarter of 2015.

FASI

FASI insurance and claims expense increased $0.1 million, or 12.5%, to $0.9 million for the three months ended March 31, 2015 from $0.8 million for the three months ended March 31, 2014.   FASI insurance and claims were 3.3% of operating revenue for the three months ended March 31, 2015 compared with 2.9% for the same period in 2014. The increase in FASI insurance and claims in total dollars was attributable to a $0.1 million increase in cargo claims.

TQI

TQI insurance and claims were $0.2 million for the three months ended March 31, 2015 and 2014.  Insurance and claims expense as a percentage of TQI operating revenue was 1.8% in the first quarter of 2015 and 2014. TQI insurance and claims is primarily made up of vehicle liability insurance, vehicle accident damage repairs and claim related legal and professional fees.

Fuel Expense

Fuel expense decreased $0.8 million, or 16.7%, to $4.0 million in the first quarter of 2015 from $4.8 million in the same period of 2014.  Fuel expense was 2.0% of consolidated operating revenue for the three months ended March 31, 2015 compared with 2.8% for the same period in 2014.

Forward Air

Fuel expense decreased $0.1 million, or 5.3%, to $1.8 million in the first quarter of 2015 from $1.9 million for the same period in 2014.  Fuel expense was 1.1% of Forward Air operating revenue in the first quarter of 2015 compared with 1.4% in the same period of 2014. The decrease in fuel expense was attributable to a decrease in fuel price per gallon compared to the same period in 2014 offset by an increase in fuel expense associated with a full quarter of CST and related acquisitions. The impact of the Towne acquisition was minimal due to Towne's primary utilization of owner-operators and third party transportation providers.

FASI

FASI fuel expense decreased $0.4 million, or 23.5%, to $1.3 million for the first quarter of 2015 from $1.7 million in the same period of 2014.  Fuel expenses were 4.8% of FASI operating revenue in the first quarter of 2015 compared to 6.2% in the first quarter of 2014.  FASI fuel expenses decreased due to a decline in year-over-year fuel prices.

TQI

TQI fuel expense decreased $0.3 million, or 25.0%, to $0.9 million for the first quarter of 2015 from $1.2 million for the same period of 2014.  Fuel expense as a percentage of TQI operating revenue was 8.0% in the first quarter of 2015 compared to 10.8% in the same period of 2014. The decrease as percentage of revenue was attributable to a reduction in fuel cost per mile offset by a increase in company driver miles compared to the first quarter of 2014.

Other Operating Expenses

Other operating expenses increased $4.7 million, or 29.2%, to $20.8 million in the first quarter of 2015 from $16.1 million in the same period of 2014.  Other operating expenses were 10.1% of consolidated operating revenue for the three months ended March 31, 2015 compared with 9.4% in the same period of 2014.

Forward Air

Other operating expenses increased $5.1 million, or 42.1%, to $17.2 million during the three months ended March 31, 2015 from $12.1 million in the same period of 2014.  Other operating expenses were 10.2% of Forward Air operating revenue in the first quarter of 2015 compared to 9.0% in the same period of 2014.  Approximately $1.6 million of the increase was attributable to other operating expenses associated with a full quarter of CST and related acquisitions which was partially offset by the comparable 2014 period including $0.9 million of CST related acquisition costs. Also, included in the increase was $3.2 million of transaction and integration related costs incurred for the acquisition of Towne. The remaining increase was attributable to variable costs, such as vehicle maintenance and dock and terminal supplies, which increased in conjunction with the volume increases related to the Towne acquisition discussed previously.

FASI

FASI other operating expenses were $3.6 million for the three months ended March 31, 2015 and 2014.  FASI other operating expenses for the first quarter of 2015 were 13.3% compared to 13.2% for the same period of 2014.  FASI other operating expenses include vehicle maintenance, vehicle tracking, agent station, driver recruiting and facility maintenance. FASI's increase as a percent of revenue was due to agent station costs which increased due to a shift in customer shipping destinations to our agent station locations.

TQI

TQI other operating expenses decreased $0.2 million, or 33.3%. to $0.4 million for the three months ended March 31, 2015 from $0.6 million for the same period of 2014.  Other operating expenses as a percentage of TQI operating revenue was 3.5% in the first quarter of 2015 compared to 5.4% in the same period of 2014. The decrease in TQI other operating expenses in total dollars and as a percentage of revenue was attributable to a $0.2 million gain on the sale of old trailers.

Intercompany Eliminations

Intercompany eliminations increased to $0.4 million for the first quarter of 2015 from $0.2 million for the same period in 2014.   These intercompany eliminations are the result of handling services our segments provided each other during the three months ended March 31, 2015 and 2014.

Income from Operations

Income from operations decreased by $8.0 million, or 49.1%, to $8.3 million for the first quarter of 2015 compared to $16.3 million in the same period of 2014. Income from operations was 4.0% of consolidated operating revenue for the three months ended March 31, 2015 compared with 9.5% in the same period of 2014.

Forward Air

Income from operations decreased by $8.2 million, or 53.2%, to $7.2 million for the first quarter of 2015 compared with $15.4 million for the same period in 2014.  Income from operations as a percentage of Forward Air operating revenue was 4.3% for the three months ended March 31, 2015 compared with 11.5% in the same period of 2014. The deterioration in income from operations was due to $11.8 million of Towne transaction and integration related costs. These costs were partially offset by the first quarter of 2014 including $0.9 million of CST transaction related costs and higher revenue volumes both from legacy Forward Air services and as a result of the Towne acquisition.

FASI

FASI’s Income from operations increased by $0.2 million to $0.2 million for the first quarter of 2015 compared with breakeven for the same period in 2014.  Income from operations as a percentage of FASI operating revenue was 0.7% for the three months ended March 31, 2015.  The improvement in operating performance is largely attributable to rate increases initiated in the first quarter of 2015 partially mitigated by higher cargo claims and depreciation and amortization.

TQI

Income from operations was 0.9 million for the first quarter of 2015 and 2014.  Income from operations as a percentage of TQI's operating revenue was 8.0% for the three months ended March 31, 2015 compared with 8.1% in the same period of 2014. Deterioration in income from operations as percentage of revenue was mainly attributable to increased company driver costs, including depreciation on new vehicles, mostly offset by decreased fuel prices and a gain on the sale of used trailers.

Interest Expense

Interest expense was $0.4 million for the three months ended March 31, 2015 compared to $0.1 million for the same period of 2014. Increase in interest expense was attributable to interest costs related to the financing of the Towne acquisition.

Other, net

Other, net of $0.1 million for the three months ended March 31, 2014, primarily represents unrealized gains on trading securities held.

Income Taxes

The combined federal and state effective tax rate for the first quarter of 2015 was 38.3% compared to a rate of 37.3% for the same period in 2014.  The increase in our effective tax rate was primarily due to 2014 benefiting from the reinstatement of prior year alternative fuel credits.

Net Income

As a result of the foregoing factors, net income decreased by $5.3 million, or 52.0%, to $4.9 million for the first quarter of 2015 compared to $10.2 million for the same period in 2014.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”).  The preparation of financial statements in accordance with GAAP requires our management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes.  Our estimates and assumptions are based on historical experience and changes in the business environment.  However, actual results may differ from estimates under different conditions, sometimes materially.  Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results and require management’s most subjective judgments.  A summary of significant accounting policies is disclosed in Note 1 to the Consolidated Financial Statements included in our 2014 Annual Report on Form 10-K. Our critical accounting policies are further described under the caption “Discussion of Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2014 Annual Report on Form 10-K.

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
Liquidity and Capital Resources

We have historically financed our working capital needs, including capital expenditures, with cash flows from operations and borrowings under our bank lines of credit. Net cash provided by operating activities totaled approximately $7.5 million for the three months ended March 31, 2015 compared to approximately $20.0 million for the three months ended March 31, 2014. The $12.5 million decrease in cash provided by operating activities is mainly attributable to a $2.3 million decrease in net earnings after consideration of non-cash items and a $16.4 million increase in cash used to fund accounts payable and prepaid assets, net of a $6.2 million increase in cash collected from accounts receivable. The increases in cash used for accounts payable and prepaid assets is mainly attributable to cash paid to settle trade payables assumed with the Towne acquisition. The increases in cash received from accounts receivables are attributable to the collection of acquired Towne trade receivables.

Net cash used in investing activities was approximately $67.1 million for the three months ended March 31, 2015 compared with approximately $102.5 million used in investing activities during the three months ended March 31, 2014. Investing activities during the three months ended March 31, 2015 consisted primarily of $62.3 million used to acquire Towne and net capital expenditures of $4.6 million primarily for new tractors to replace aging units.  Investing activities during the three months ended March 31, 2014 consisted primarily of $83.0 million used to acquire CST and net capital expenditures of $19.5 million primarily for new trailers, vehicles and forklifts to replace aging units. The proceeds from disposal of property and equipment during the three months ended March 31, 2015 and 2014 were primarily from sales of older trailers and vehicles.

Net cash provided by financing activities totaled approximately $72.7 million for the three months ended March 31, 2015 compared with net cash used in financing activities of $3.8 million for the three months ended March 31, 2014.  The $76.5 million change in cash from financing activities was attributable to $125.0 million of proceeds from executing a two year term loan in conjunction with the Towne acquisition partly offset by a $49.6 million increase in payments on debt and capital leases. Additionally, there was a $1.1 million increase in cash from employee stock transactions and related tax benefits. Payments on debt and capital leases increased as the result of higher debt assumed and settled with the acquisition of Towne as compared to CST.

On February 4, 2015, we entered into a five-year senior, unsecured credit facility (the “Facility”) with a maximum aggregate principal amount of $275.0 million, including a revolving credit facility of $150.0 million and a term loan facility of $125.0 million. The revolving credit facility has a sublimit of $25.0 million for letters of credit and a sublimit of $15.0 million for swing line loans. The revolving credit facility is scheduled to expire in February 2020 and may be used to refinance our existing indebtedness and for working capital, capital expenditures and other general corporate purposes. Unless we elect otherwise under the credit agreement, interest on borrowings under the Facility are based on the highest of (a) the federal funds rate plus 0.5%, (b) the administrative agent's prime rate and (c) the LIBOR Rate plus 1.0%, in each case plus a margin that can range from 0.1% to 0.6% with respect to the term loan facility and from 0.3% to 0.8% with respect to the revolving credit facility depending on our ratio of consolidated funded indebtedness to earnings as set forth in the credit agreement. The Facility contains financial covenants and other covenants that, among other things, restrict our ability, without the approval of the lenders, to engage in certain mergers, consolidations, asset sales, investments, transactions or to incur liens or indebtedness, as set forth in the credit agreement. As of March 31, 2015, we had no borrowings outstanding under the revolving credit facility. At March 31, 2015, we had utilized $12.6 of availability for outstanding letters of credit and had $137.4 of available borrowing capacity outstanding under the revolving credit facility.

In conjunction with the acquisition of Towne, we borrowed $125.0 million on the available term loan. The term loan is payable in quarterly installments of 11.1% of the original principal amount of the term loan plus accrued and unpaid interest, and matures in March 2017. The interest rate on the term loan was 1.3% at March 31, 2015.

On February 7, 2014, our Board of Directors approved a new stock repurchase authorization for up to two million shares of our common stock. There were no shares repurchased during for the three months ended March 31, 2015 and 2014. As of March 31, 2015, 1,118,021 shares remain that may be repurchased.

During each quarter of 2014 and the first quarter of 2015, our Board of Directors declared a cash dividend of $0.12 per share of common stock. We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

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

Our exposure to market risk related to our outstanding debt is not significant and has not changed materially since December 31, 2014.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three months ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A summary of factors which could affect results and cause results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf, are further described under the caption “Risk Factors” in the Business portion of our 2014 Annual Report on Form 10-K. There have been no changes in the nature of these factors since December 31, 2014.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Not applicable.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

In accordance with SEC Release No. 33-8212, Exhibits 32.1 and 32.2 are to be treated as “accompanying” this report rather than “filed” as part of the report.

No.	Exhibit
3.1
Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999 (File No. 0-22490))

3.2
Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3-1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 6, 2009 (File No. 0-22490))

4.1
Form of Forward Air Corporation Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998 (File No. 0-22490))

10.1
Agreement and Plan of Merger, dated February 4, 2015 by and among CLP Towne Inc., Forward Air, Inc., FAC Subsidiary, Inc., ZM Private Equity Fund I, L.P., as the Equity Holders' Representative, and the Indemnifying Equity Holders party therto (incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2015 (File No. 0-22490))

10.2
Credit Agreement dated February 4, 2015 among Forward Air Corporation and Forward Air, Inc., as borrowers, the subsidiaries of the borrowers identified therein, Bank of America, N.A., First Tennessee Bank, N.A. and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2015 (File No. 0-22490))

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

Forward Air Corporation
Date: April 24, 2015	By:	/s/ Rodney L. Bell
Rodney L. Bell Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer)

By:	/s/ Michael P. McLean
Michael P. McLean Chief Accounting Officer, Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

No.	Exhibit
3.1
Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999 (File No. 0-22490))

3.2
Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3-1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 6, 2009 (File No. 0-22490))

4.1
Form of Forward Air Corporation Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998 (File No. 0-22490))

10.1
Agreement and Plan of Merger, dated February 4, 2015 by and among CLP Towne Inc., Forward Air, Inc., FAC Subsidiary, Inc., ZM Private Equity Fund I, L.P., as the Equity Holders' Representative, and the Indemnifying Equity Holders party therto (incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2015 (File No. 0-22490))

10.2
Credit Agreement dated February 4, 2015 among Forward Air Corporation and Forward Air, Inc., as borrowers, the subsidiaries of the borrowers identified therein, Bank of America, N.A., First Tennessee Bank, N.A. and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2015 (File No. 0-22490))

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