Form 10-Q
period 2015-06-30
FORWARD AIR CORP
filed 2015-07-24
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2015
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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of July 20, 2015 was 31,036,841.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited).

Forward Air Corporation
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)
(Unaudited)
	June 30, 2015	December 31, 2014
Assets
Current assets:
Cash	$42,531	$41,429
Accounts receivable, less allowance of $2,881 in 2015 and $2,563 in 2014	122,356	95,326
Other current assets	28,455	13,200
Total current assets	193,342	149,955

Property and equipment	317,835	305,188
Less accumulated depreciation and amortization	144,638	132,699
Total property and equipment, net	173,197	172,489
Goodwill and other acquired intangibles:
Goodwill	206,530	144,412
Other acquired intangibles, net of accumulated amortization of $45,750 in 2015 and $40,307 in 2014	133,262	72,705
Total net goodwill and other acquired intangibles	339,792	217,117
Other assets	3,029	2,244
Total assets	$709,360	$541,805

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$27,616	$20,572
Accrued expenses	33,191	22,583
Current portion of debt and capital lease obligations	55,906	276
Total current liabilities	116,713	43,431

Long-term debt and capital lease obligations, less current portion	56,926	1,275
Other long-term liabilities	13,511	8,356
Deferred income taxes	33,726	25,180

Shareholders’ equity:
Preferred stock	—	—
Common stock, $0.01 par value: Authorized shares - 50,000,000, Issued and outstanding shares - 30,830,832 in 2015 and 30,255,182 in 2014	308	303
Additional paid-in capital	150,812	130,107
Retained earnings	337,364	333,153
Total shareholders’ equity	488,484	463,563
Total liabilities and shareholders’ equity	$709,360	$541,805

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Operating revenue	$249,694	$193,852	$455,612	$365,420

Operating expenses:
Purchased transportation	107,482	82,834	196,819	156,385
Salaries, wages and employee benefits	61,886	44,391	115,789	85,813
Operating leases	18,277	8,165	34,033	16,516
Depreciation and amortization	9,519	7,751	18,202	14,764
Insurance and claims	6,240	3,104	11,371	7,231
Fuel expense	4,188	5,172	8,208	9,977
Other operating expenses	22,194	14,840	43,033	30,868
Total operating expenses	229,786	166,257	427,455	321,554
Income from operations	19,908	27,595	28,157	43,866

Other income (expense):
Interest expense	(570)	(101)	(934)	(183)
Other, net	(89)	112	(138)	198
Total other income (expense)	(659)	11	(1,072)	15
Income before income taxes	19,249	27,606	27,085	43,881
Income taxes	7,425	10,428	10,425	16,502
Net income and comprehensive income	$11,824	$17,178	$16,660	$27,379

Net income per share:
Basic	$0.38	$0.56	$0.54	$0.89
Diluted	$0.38	$0.55	$0.53	$0.87

Dividends per share:	$0.12	$0.12	$0.24	$0.24

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended
	June 30, 2015	June 30, 2014

Operating activities:
Net income	$16,660	$27,379
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	18,202	14,764
Share-based compensation	3,676	3,329
Gain on disposal of property and equipment	(33)	(112)
Provision for loss (recovery) on receivables	83	(85)
Provision for revenue adjustments	1,842	1,250
Deferred income (benefit) tax	(498)	1,573
Excess tax benefit for stock options exercised	(2,365)	(907)
Changes in operating assets and liabilities
Accounts receivable	(4,887)	(12,727)
Prepaid expenses and other current assets	(3,210)	(2,429)
Accounts payable and accrued expenses	(10,908)	7,180
Net cash provided by operating activities	18,562	39,215

Investing activities:
Proceeds from disposal of property and equipment	623	462
Purchases of property and equipment	(11,962)	(33,420)
Acquisition of business, net of cash acquired	(62,375)	(82,997)
Other	(68)	(194)
Net cash used in investing activities	(73,782)	(116,149)

Financing activities:
Proceeds from term loan	125,000	—
Payments of debt and capital lease obligations	(73,263)	(9,578)
Proceeds from exercise of stock options	11,351	11,580
Payments of cash dividends	(7,433)	(7,479)
Repurchase of common stock (repurchase program)	—	(19,985)
Common stock issued under employee stock purchase plan	228	148
Cash settlement of share-based awards for minimum tax withholdings	(1,926)	(1,083)
Excess tax benefit for stock options exercised	2,365	907
Net cash provided by (used in) financing activities	56,322	(25,490)
Net increase (decrease) in cash	1,102	(102,424)
Cash at beginning of period	41,429	127,367
Cash at end of period	$42,531	$24,943

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2015

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company’s operating results are subject to seasonal trends when measured on a quarterly basis; therefore operating results for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and notes thereto included in the Forward Air Corporation Annual Report on Form 10-K for the year ended December 31, 2014.

The accompanying unaudited condensed consolidated financial statements of the Company include Forward Air Corporation and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

2.    Recent Accounting Pronouncements

In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017 (early adoption is permitted for interim and annual periods beginning on or after December 15, 2016). The guidance permits the use of either a retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently evaluating the impact of the amended guidance on our consolidated financial position, results of operations and related disclosures.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2015

3.    Acquisitions and Goodwill

Acquisition of Towne

On March 9, 2015, the Company acquired CLP Towne Inc. (“Towne”) pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) resulting in Towne becoming an indirect, wholly-owned subsidiary of the Company. For the acquisition of Towne, the Company paid $62,375 in net cash and assumed $59,544 in debt and capital leases. With the exception of assumed capital leases, the assumed debt was immediately paid in full after funding of the acquisition. Of the total aggregate cash consideration paid, $16,500 was placed into an escrow account, with $2,000 of such amount being available to settle any shortfall in Towne’s net working capital and with $14,500 of such amount being available for a period of time to settle certain possible claims against Towne’s common stockholders for indemnification. To the extent the escrow fund is insufficient, certain equity holders have agreed to indemnify Forward Air, subject to certain limitations set forth in the Merger Agreement, as a result of inaccuracies in or breaches of certain of Towne’s representations, warranties, covenants and agreements and other matters. Forward Air financed the Merger Agreement with a $125,000 2 year term loan available under the senior credit facility discussed in note 5.

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
Effective with the acquisition of Towne, the Company immediately entered into a restructuring plan to remove duplicate costs, primarily in the form of, but not limited to salaries, wages and benefits and facility leases. As a result of these plans, during the six months ended June 30, 2015 the Company recognized expense and recorded liabilities of $2,456 and $8,717 for severance obligations and remaining net payments on vacated, duplicate facilities, respectively. The expenses associated with the severance obligations and vacated, duplicate facilities were recognized in the salaries, wages and benefits and operating lease line items, respectively. The Company also incurred expense of $7,504 for various other integration and transaction related costs which are largely included in other operating expenses.
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
As part of our strategy to scale CST's operations, in September 2014, CST acquired certain assets of Recob Great Lakes Express, Inc. ("RGL") for $1,350 and in November 2014, acquired Multi-Modal Trucking, Inc. and Multi-Modal Services, Inc. (together referred to as "MMT") for approximately $5,825 in cash and $1,000 in available earn out. The MMT earn out is based on acquired

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2015

operations exceeding 2015 earnings goals, and the earn out was fully accrued as of June 30, 2015. The acquisition of RGL and MMT's assets provided an opportunity for CST to expand into additional Midwest markets.
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

	Three months ended June 30, 2014	February 2, 2014 to June 30, 2014
Operating revenue	$18,072	$28,875
Income from operations	2,284	2,286
Net income	1,388	1,381
Net income per share
Basic	$0.04	$0.04
Diluted	$0.04	$0.04

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2015

Allocations of Purchase Prices
The following table presents the allocations of the Towne, CST, RGL and MMT purchase prices to the assets acquired and liabilities assumed based on their estimated fair values and resulting residual goodwill (in thousands):

	Towne	CST	RGL & MMT
	March 9, 2015	February 2, 2014	September & November 2014
Tangible assets:
Accounts receivable	$24,068	$9,339	$—
Prepaid expenses and other current assets	2,916	101	—
Property and equipment	2,095	2,132	287
Other assets	614	35	—
Deferred income taxes	2,159	—	—
Total tangible assets	31,852	11,607	287
Intangible assets:
Non-compete agreements	—	930	92
Trade name	—	500	—
Customer relationships	66,000	36,000	3,590
Goodwill	62,118	51,710	4,206
Total intangible assets	128,118	89,140	7,888
Total assets acquired	159,970	100,747	8,175

Liabilities assumed:
Current liabilities	27,311	6,535	1,000
Other liabilities	3,847	—	—
Debt and capital lease obligations	59,544	11,215	—
Deferred income taxes	6,893	—	—
Total liabilities assumed	97,595	17,750	1,000
Net assets acquired	$62,375	$82,997	$7,175
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

Useful Lives
	Towne	CST	RGL
Customer relationships	20 years	15 years	15 years
Non-compete agreements	-	5 years	5 years
Trade name	-	2 years	-
The fair value of the non-compete agreements and customer relationships assets were estimated using an income approach (level 3). Under this method, an intangible asset's fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To calculate fair value, the Company used cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset. The Company believes that the level and timing of cash flows appropriately reflect market participant assumptions. The fair value of the acquired trade

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2015

name was estimated using an income approach, specifically known as the relief from royalty method. The relief from royalty method is based on a hypothetical royalty stream that would be paid if the Company did not own the applicable names and had to license the trade names. The Company derived the hypothetical royalty income from the projected revenues of CST. Cash flows were assumed to extend through the remaining economic useful life of each class of intangible asset.
Pro forma
The following unaudited pro forma information presents a summary of the Company's consolidated results of operations as if the acquisitions occurred as of January 1, 2014 (in thousands, except per share data).

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Operating revenue	$249,694	$252,109	$489,839	$483,473
Income from operations	19,908	25,897	25,850	37,426
Net income	11,824	15,869	14,181	22,854
Net income per share
Basic	$0.38	$0.51	$0.46	$0.74
Diluted	$0.38	$0.51	$0.46	$0.73
The unaudited pro forma consolidated results for the three and six month periods are based on the historical financial information of Towne and CST. The unaudited pro forma consolidated results incorporate historical financial information since January 1, 2014. The historical financial information has been adjusted to give effect to pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed these acquisitions on January 1, 2014.
Goodwill
The following is a summary of the changes in goodwill for the six months ended June 30, 2015. Approximately $99,248 of goodwill, not including the goodwill acquired with the Towne acquisition, is deductible for tax purposes.

	Forward Air		FASI		TQI		Total
		Accumulated		Accumulated		Accumulated
	Goodwill	Impairment	Goodwill	Impairment	Goodwill	Impairment	Net
Beginning balance, December 31, 2014	$93,842	$—	$12,359	$(6,953)	$45,164	$—	$144,412
Towne acquisition	62,118	—	—	—	—	—	62,118
Ending balance, June 30, 2015	$155,960	$—	$12,359	$(6,953)	$45,164	$—	$206,530
The Company conducted its annual impairment assessments and tests of goodwill for each reporting unit as of June 30, 2015 and no impairment charges were required.  The first step of the goodwill impairment test is the Company assesses qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the reporting unit's carrying amount, including goodwill. When performing the qualitative assessment, the Company considers the impact of factors including, but not limited to, macroeconomic and industry conditions, overall financial performance of each reporting unit, litigation and new legislation. If based on the qualitative assessments, the Company believes it more likely than not that the fair value of a reporting unit is less than the reporting unit's carrying amount, or periodically as deemed appropriate by management, the Company will prepare an estimation of the respective reporting unit's fair value utilizing a quantitative approach.  If a quantitative fair value estimation is required, the Company calculates the fair value of the applicable reportable units, using a combination of discounted projected cash flows and market valuations for comparable companies as of the valuation date.  The Company's inputs into the fair value calculations for goodwill are classified within level 3 of the fair value hierarchy as defined in the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“the FASB Codification”). If this estimation of fair value indicates that impairment potentially exists, the Company will then measure the amount of the impairment,

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2015

if any.  Goodwill impairment exists when the calculated implied fair value of goodwill is less than its carrying value.  Changes in strategy or market conditions could significantly impact these fair value estimates and require adjustments to recorded asset balances.

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

Employee Activity - Stock Options

Stock option grants to employees generally expire seven years from the grant date and typically vest ratably over a three-year period.  The Company used the Black-Scholes option-pricing model to estimate the grant-date fair value of options granted.  The weighted-average fair value of options granted and assumptions used to calculate their fair value during the three and six months ended June 30, 2015 and 2014 were as follows:

	Three months ended
	June 30, 2015	June 30, 2014
Expected dividend yield	—%	1.2%
Expected stock price volatility	—%	31.6%
Weighted average risk-free interest rate	—%	1.5%
Expected life of options (years)	0.0	4.5
Weighted average grant date fair value	$—	$11

	Six months ended
	June 30, 2015	June 30, 2014
Expected dividend yield	1.0%	1.2%
Expected stock price volatility	33.9%	38.8%
Weighted average risk-free interest rate	1.6%	1.6%
Expected life of options (years)	6.1	5.3
Weighted average grant date fair value	$16	$14

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2015

The following tables summarize the Company’s employee stock option activity and related information:

	Three months ended June 30, 2015
				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Options	Exercise	Value	Contractual
	(000)	Price	(000)	Term
Outstanding at March 31, 2015	950	$30
Granted	—	—
Exercised	(48)	25
Forfeited	—	—
Outstanding at June 30, 2015	902	$31	$19,747	2.9
Exercisable at June 30, 2015	712	$27	$18,363	2.1

	Three months ended
	June 30, 2015	June 30, 2014
Shared-based compensation for options	$342	$331
Tax benefit for option compensation	$132	$126
Unrecognized compensation cost for options, net of estimated forfeitures	$2,266	$2,314

	Six months ended June 30, 2015
				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Options	Exercise	Value	Contractual
	(000)	Price	(000)	Term
Outstanding at December 31, 2014	1,363	$28
Granted	82	51
Exercised	(529)	27
Forfeited	(14)	29
Outstanding at June 30, 2015	902	$31	$19,747	2.9
Exercisable at June 30, 2015	712	$27	$18,363	2.1

	Six months ended
	June 30, 2015	June 30, 2014
Shared-based compensation for options	$678	$646
Tax benefit for option compensation	$261	$246
Unrecognized compensation cost for options, net of estimated forfeitures	$2,266	$2,314

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2015

Employee Activity - Non-vested Shares

Non-vested share grants to employees vest ratably over a three-year period.  The non-vested shares’ fair values were estimated using closing market prices on the day of grant. The following tables summarize the Company’s employee non-vested share activity and related information:

	Three months ended June 30, 2015
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at March 31, 2015	197	$46
Granted	—	—
Vested	—	—
Forfeited	(3)	46
Outstanding and non-vested at June 30, 2015	194	$46	$8,872

	Three months ended
	June 30, 2015	June 30, 2014
Shared-based compensation for non-vested shares	$1,022	$895
Tax benefit for non-vested share compensation	$393	$341
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$7,231	$6,087

	Six months ended June 30, 2015
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2014	190	$40
Granted	100	51
Vested	(92)	39
Forfeited	(4)	44
Outstanding and non-vested at June 30, 2015	194	$46	$8,872

	Six months ended
	June 30, 2015	June 30, 2014
Shared-based compensation for non-vested shares	$2,010	$1,820
Tax benefit for non-vested share compensation	$772	$693
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$7,231	$6,087

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2015

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

	Six months ended
	June 30, 2015	June 30, 2014
Expected stock price volatility	23.5%	32.5%
Weighted average risk-free interest rate	1.0%	0.7%

The following tables summarize the Company’s employee performance share activity, assuming median share awards, and related information:

	Three months ended June 30, 2015
		Weighted-	Aggregate
	Performance	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at March 31, 2015	77	$52
Granted	—	—
Additional shares awarded based on performance	—	—
Vested	—	—
Outstanding and non-vested at June 30, 2015	77	$52	$4,016

	Three months ended
	June 30, 2015	June 30, 2014
Shared-based compensation for performance shares	$333	$272
Tax benefit for performance share compensation	$128	$104
Unrecognized compensation cost for performance shares, net of estimated forfeitures	$2,399	$1,775

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2015

	Six months ended June 30, 2015
		Weighted-	Aggregate
	Performance	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2014	74	$44
Granted	27	67
Additional shares awarded based on performance	—	—
Vested	(24)	45
Outstanding and non-vested at June 30, 2015	77	$52	$4,016

	Six months ended
	June 30, 2015	June 30, 2014
Shared-based compensation for performance shares	$635	$547
Tax benefit for performance share compensation	$244	$209
Unrecognized compensation cost for performance shares, net of estimated forfeitures	$2,399	$1,775

Employee Activity - Employee Stock Purchase Plan

Under the 2005 Employee Stock Purchase Plan (the “ESPP”), which has been approved by shareholders, the Company is authorized to issue up to a remaining 398,705 shares of common stock to employees of the Company. These shares may be issued at a price equal to 90% of the lesser of the market value on the first day or the last day of each six-month purchase period. Common stock purchases are paid for through periodic payroll deductions and/or up to two large lump sum contributions. For the six months ended June 30, 2015, participants under the plan purchased 5,087 shares at an average price of $44.74 per share. For the six months ended June 30, 2014, participants under the plan purchased 3,814 shares at an average price of $38.88 per share. The weighted-average fair value of each purchase right under the ESPP granted for the six months ended June 30, 2015, which is equal to the discount from the market value of the common stock at the end of each six month purchase period, was $7.52 per share. The weighted-average fair value of each purchase right under the ESPP granted for the six months ended June 30, 2014, which is equal to the discount from the market value of the common stock at the end of each six month purchase period, was $8.97 per share. Share-based compensation expense of $37 and $35 was recognized during the three and six months ended June 30, 2015 and 2014, respectively.

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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2015

	Three months ended June 30, 2015
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at March 31, 2015	15	$44
Granted	11	52
Vested	(14)	43
Outstanding and non-vested at June 30, 2015	12	$52	$650

	Three months ended
	June 30, 2015	June 30, 2014
Shared-based compensation for non-vested shares	$156	$144
Tax benefit for non-vested share compensation	$60	$55
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$541	$515

	Six months ended June 30, 2015
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2014	15	$44
Granted	11	52
Vested	(14)	43
Forfeited	—	—
Outstanding and non-vested at June 30, 2015	12	$52	$650

	Six months ended
	June 30, 2015	June 30, 2014
Shared-based compensation for non-vested shares	$316	$281
Tax benefit for non-vested share compensation	$122	$107
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$541	$515

5.    Senior Credit Facility

On February 4, 2015, the Company entered into a five-year senior, unsecured credit facility (the “Facility”) with a maximum aggregate principal amount of $275,000, including a revolving credit facility of $150,000 and a term loan facility of $125,000. The revolving credit facility has a sublimit of $25,000 for letters of credit and a sublimit of $15,000 for swing line loans. The revolving credit facility is scheduled to expire in February 2020 and may be used to refinance existing indebtedness of the Company and for working capital, capital expenditures and other general corporate purposes. Unless the Company elects otherwise under the credit agreement, interest on borrowings under the Facility are based on the highest of (a) the federal funds rate plus 0.5%, (b) the administrative agent's prime rate and (c) the LIBOR Rate plus 1.0%, in each case plus a margin that can range from 0.1% to 0.6% with respect to the term loan facility and from 0.3% to 0.8% with respect to the revolving credit facility depending on the Company’s ratio of consolidated funded indebtedness to earnings as set forth in the credit agreement. The Facility contains financial

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2015

covenants and other covenants that, among other things, restrict the ability of the Company, without the approval of the lenders, to engage in certain mergers, consolidations, asset sales, investments, transactions or to incur liens or indebtedness, as set forth in the credit agreement. As of June 30, 2015, the Company had no borrowings outstanding under the revolving credit facility. At June 30, 2015, the Company had utilized $13,653 of availability for outstanding letters of credit and had $136,347 of available borrowing capacity outstanding under the revolving credit facility.

In conjunction with the acquisition of Towne (see note 2), the Company borrowed $125,000 on the available term loan. The term loan is payable in quarterly installments of 11.1% of the original principal amount of the term loan plus accrued and unpaid interest, and matures in March 2017. The interest rate on the term loan was 1.3% at June 30, 2015.

6.    Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three months ended		Six months ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Numerator:
Net income and comprehensive income	$11,824	$17,178	$16,660	$27,379
Income allocated to participating securities	(79)	—	(111)	—
Numerator for basic and diluted income per share - net income	$11,745	$17,178	$16,549	$27,379
Denominator (in thousands):
Denominator for basic income per share - weighted-average shares	30,783	30,925	30,726	30,834
Effect of dilutive stock options (in thousands)	291	442	327	481
Effect of dilutive performance shares (in thousands)	30	41	35	49
Denominator for diluted income per share - adjusted weighted-average shares	31,104	31,408	31,088	31,364
Basic net income per share	$0.38	$0.56	$0.54	$0.89
Diluted net income per share	$0.38	$0.55	$0.53	$0.87

The number of instruments that could potentially dilute net income per basic share in the future, but that were not included in the computation of net income per diluted share because to do so would have been anti-dilutive for the periods presented, are as follows:

	June 30, 2015	June 30, 2014
Anti-dilutive stock options (in thousands)	97	182
Anti-dilutive performance shares (in thousands)	21	19
Total anti-dilutive shares (in thousands)	118	201

7.    Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states and Canada. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2010.

For the three and six months ended June 30, 2015 and 2014, the effective income tax rates varied from the statutory federal income tax rate of 35.0%, primarily as a result of the effect of state income taxes, net of the federal benefit, and permanent differences between book and tax net income. The combined federal and state effective tax rate for the six months ended June 30, 2015 was 38.5% compared to a rate of 37.6% for the same period in 2014.  The increase in the effective tax rate was primarily due to 2014

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2015

benefiting from a retroactive reinstatement of alternative fuel tax credits for 2012 and higher benefits obtained from disqualified dispositions by employees of previously non-deductible incentive stock options.

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

	June 30, 2015
	Carrying Value	Fair Value
Capital leases	$1,719	$1,810

The Company's fair value calculations for the above financial instruments are classified within level 3 of the fair value hierarchy.

9.    Shareholders' Equity

During each quarter of 2014 and the first and second quarter of 2015, the Company's Board of Directors declared a cash dividend of $0.12 per share of common stock. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors

On February 7, 2014, our Board of Directors approved a new stock repurchase authorization for up to two million shares of our common stock. There were no shares repurchased by the Company for the three and six months ended June 30, 2015. During the three and six months ended June 30, 2014, we repurchased 446,986 for $19,985, or $44.71 per share. As of June 30, 2015, 1,118,021 shares remain that may be repurchased.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2015

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

The following tables summarize segment information about net income and assets used by the chief operating decision maker of the Company in making decisions regarding allocation of assets and resources as of and for the three and six months ended June 30, 2015 and 2014.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2015

	Three months ended June 30, 2015
	Forward Air	FASI	TQI	Eliminations	Consolidated
External revenues	$210,529	$27,471	$11,694	$—	$249,694
Intersegment revenues	909	213	126	(1,248)	—
Depreciation and amortization	7,030	1,504	985	—	9,519
Share-based compensation expense	1,810	64	16	—	1,890
Interest expense	570	—	—	—	570
Interest income	1	—	—	—	1
Income tax expense	7,000	41	384	—	7,425
Net income	11,171	34	619	—	11,824
Total assets	773,689	45,334	89,930	(199,593)	709,360
Capital expenditures	2,840	2,046	1,847	—	6,733

	Three months ended June 30, 2014
	Forward Air	FASI	TQI	Eliminations	Consolidated
External revenues	$153,457	$26,798	$13,597	$—	$193,852
Intersegment revenues	810	137	84	(1,031)	—
Depreciation and amortization	5,365	1,449	937	—	7,751
Share-based compensation expense	1,613	43	21	—	1,677
Interest expense	129	1	(29)	—	101
Interest income	—	—	—	—	—
Income tax expense	9,613	370	445	—	10,428
Net income	15,587	597	994	—	17,178
Total assets	601,430	41,154	88,286	(198,381)	532,489
Capital expenditures	11,707	874	1,291	—	13,872

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2015

	Six months ended June 30, 2015
	Forward Air	FASI	TQI	Eliminations	Consolidated
External revenues	$378,180	$54,512	$22,920	$—	$455,612
Intersegment revenues	1,962	396	163	(2,521)	—
Depreciation and amortization	13,184	3,086	1,932	—	18,202
Share-based compensation expense	3,551	96	29	—	3,676
Interest expense	934	—	—	—	934
Interest income	2	—	—	—	2
Income tax expense	9,586	120	719	—	10,425
Net income	15,332	171	1,157	—	16,660
Total assets	773,689	45,334	89,930	(199,593)	709,360
Capital expenditures	5,637	2,236	4,089	—	11,962

	Six months ended June 30, 2014
	Forward Air	FASI	TQI	Eliminations	Consolidated
External revenues	$286,849	$54,019	$24,552	$—	$365,420
Intersegment revenues	1,604	238	191	(2,033)	—
Depreciation and amortization	10,307	2,727	1,730	—	14,764
Share-based compensation expense	3,221	81	27	—	3,329
Interest expense	210	2	(29)	—	183
Interest income	7	—	—	—	7
Income tax expense	15,397	348	757	—	16,502
Net income	25,186	595	1,598	—	27,379
Total assets	601,430	41,154	88,286	(198,381)	532,489
Capital expenditures	22,702	4,555	6,163	—	33,420

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Trends and Developments

Acquisition of Towne

On March 9, 2015, we completed the acquisition of CLP Towne Inc. (“Towne”). Towne is a full-service trucking provider offering time-sensitive less-than-truckload shipping, full truckload service, an extensive cartage network, container freight stations and dedicated trucking. For the acquisition of Towne, we paid $62.4 million in net cash and assumed $59.5 million in debt and capital leases. The purchase is subject to an adjustment for working capital. The transaction was funded with proceeds from a $125 million two year term loan. The assets, liabilities, and operating results of Towne have been included in the Forward Air reportable segment.
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

Results from Operations
During the three months ended June 30, 2015, we experienced a 28.8% increase in our consolidated revenues compared to the three months ended June 30, 2014, but a 27.9% deterioration in our operating income.

Forward Air's revenue increased $57.1 million, or 37.0%, but operating income decreased 25.4% for the three months ended June 30, 2015, compared to the same period in 2014. The increase of Forward Air revenue was the result of higher airport-to-airport volumes mostly attributable to the acquisition of Towne. The decline in operating income was mostly attributable to integration and deal costs related to the Towne acquisition.

FASI revenue increased $0.8 million, or 3.0%, while operating results decreased $0.9 million for the three months ended June 30, 2015, compared to the same period in 2014.  The decline in FASI operating income was primarily the result of increases in health insurance costs, cargo claims and salaries related to a new facility opening in the second quarter of 2015.

TQI's revenue decreased $1.9 million, or 13.9%, and operating income decreased $0.4 million, or 28.6%, for the three months ended June 30, 2015, compared to the same period in 2014. Operating income as a percentage of revenue decreased to 8.5% for the three months ended June 30, 2015 compared to 10.2% for the three months ended June 30, 2014. The decrease in operating income in total dollars and as a percentage of revenue is attributable to the decrease in revenue and the increase in health insurance costs during the second quarter.

Fuel Surcharge

Our net fuel surcharge revenue is the result of our fuel surcharge rates, which are set weekly using the national average for diesel price per gallon, and the tonnage transiting our network.  During the three months ended June 30, 2015, total net fuel surcharge revenue decreased 21.1% as compared to the same period in 2014. The decrease in net fuel surcharge revenue for the three months ended June 30, 2015 compared to the same periods in 2014 was mostly due to decreased fuel prices offset by increased FAI business volumes mostly due to the acquisition of Towne. Partially offsetting the decline in net fuel surcharge revenue was a 19.2% decline in fuel expense which was also the result of the declining fuel prices.

Results of Operations

The following table sets forth our consolidated historical financial data for the three months ended June 30, 2015 and 2014 (in millions):

	Three months ended
	June 30, 2015	June 30, 2014	Change	Percent Change
Operating revenue	$249.7	$193.9	$55.8	28.8%
Operating expenses:
Purchased transportation	107.4	82.8	24.6	29.7
Salaries, wages, and employee benefits	61.9	44.4	17.5	39.4
Operating leases	18.2	8.2	10.0	122.0
Depreciation and amortization	9.5	7.8	1.7	21.8
Insurance and claims	6.3	3.1	3.2	103.2
Fuel expense	4.2	5.2	(1.0)	(19.2)
Other operating expenses	22.3	14.8	7.5	50.7
Total operating expenses	229.8	166.3	63.5	38.2
Income from operations	19.9	27.6	(7.7)	(27.9)
Other expense:
Interest expense	(0.6)	(0.1)	(0.5)	500.0
Other, net	(0.1)	0.1	(0.2)	(200.0)
Total other expense	(0.7)	—	(0.7)	100.0
Income before income taxes	19.2	27.6	(8.4)	(30.4)
Income taxes	7.4	10.4	(3.0)	(28.8)
Net income	$11.8	$17.2	$(5.4)	(31.4)%

The following table sets forth our historical financial data by segment for the three months ended June 30, 2015 and 2014 (in millions):

	Three months ended
Forward Air	June 30,	Percent of	June 30,	Percent of		Percent
	2015	Revenue	2014	Revenue	Change	Change
Operating revenue	$211.4	84.7%	$154.3	79.6%	$57.1	37.0%
Operating expenses:
Purchased transportation	95.4	45.1	68.6	44.5	26.8	39.1
Salaries, wages, and employee benefits	48.8	23.1	32.9	21.3	15.9	48.3
Operating leases	16.1	8.0	6.2	4.0	9.9	159.7
Depreciation and amortization	7.0	3.3	5.4	3.5	1.6	29.6
Insurance and claims	5.1	2.4	2.4	1.6	2.7	112.5
Fuel expense	2.0	0.9	2.2	1.4	(0.2)	(9.1)
Other operating expenses	18.2	8.6	11.4	7.4	6.8	59.6
Income from operations	$18.8	8.9%	$25.2	16.3%	$(6.4)	(25.4)%

FASI	June 30,	Percent of	June 30,	Percent of		Percent
	2015	Revenue	2014	Revenue	Change	Change
Operating revenue	$27.7	11.1%	$26.9	13.9%	$0.8	3.0%
Operating expenses:
Purchased transportation	7.5	27.1	7.8	29.0	(0.3)	(3.8)
Salaries, wages, and employee benefits	10.6	38.3	9.3	34.6	1.3	14.0
Operating leases	2.1	7.6	2.0	7.4	0.1	5.0
Depreciation and amortization	1.5	5.4	1.4	5.2	0.1	7.1
Insurance and claims	0.9	3.2	0.5	1.9	0.4	80.0
Fuel expense	1.3	4.7	1.8	6.7	(0.5)	(27.8)
Other operating expenses	3.7	13.3	3.1	11.5	0.6	19.4
Income from operations	$0.1	0.4%	$1.0	3.7%	$(0.9)	(90.0)%

TQI	June 30,	Percent of	June 30,	Percent of		Percent
	2015	Revenue	2014	Revenue	Change	Change
Operating revenue	$11.8	4.7%	$13.7	7.1%	$(1.9)	(13.9)%
Operating expenses:
Purchased transportation	5.4	45.8	7.2	52.5	(1.8)	(25.0)
Salaries, wages, and employee benefits	2.5	21.2	2.2	16.1	0.3	13.6
Operating leases	—	—	—	—	—	—
Depreciation and amortization	1.0	8.5	1.0	7.3	—	—
Insurance and claims	0.3	2.5	0.2	1.5	0.1	50.0
Fuel expense	0.9	7.6	1.2	8.8	(0.3)	(25.0)
Other operating expenses	0.7	5.9	0.5	3.6	0.2	40.0
Income from operations	$1.0	8.5%	$1.4	10.2%	$(0.4)	(28.6)%

Intercompany Eliminations	June 30,	Percent of	June 30,	Percent of		Percent
	2015	Revenue	2014	Revenue	Change	Change
Operating revenue	$(1.2)	(0.5)%	$(1.0)	(0.5)%	$(0.2)	20.0%
Operating expenses:
Purchased transportation	(0.9)	75.0	(0.8)	80.0	(0.1)	12.5
Other operating expenses	(0.3)	25.0	(0.2)	20.0	(0.1)	50.0
Income from operations	$—	—%	$—	—%	$—	—%

Consolidated	June 30,	Percent of	June 30,	Percent of		Percent
	2015	Revenue	2014	Revenue	Change	Change
Operating revenue	$249.7	100.0%	$193.9	100.0%	$55.8	28.8%
Operating expenses:
Purchased transportation	107.4	43.0	82.8	42.7	24.6	29.7
Salaries, wages, and employee benefits	61.9	24.8	44.4	22.9	17.5	39.4
Operating leases	18.2	7.3	8.2	4.2	10.0	122.0
Depreciation and amortization	9.5	3.8	7.8	4.0	1.7	21.8
Insurance and claims	6.3	2.5	3.1	1.6	3.2	103.2
Fuel expense	4.2	2.0	5.2	2.7	(1.0)	(19.2)
Other operating expenses	22.3	8.9	14.8	7.6	7.5	50.7
Income from operations	$19.9	8.0%	$27.6	14.2%	$(7.7)	(27.9)%

The following table presents the components of the Forward Air segment’s operating revenue and purchased transportation for the three months ended June 30, 2015 and 2014 (in millions):

		Percent of		Percent of		Percent
	2015	Revenue	2014	Revenue	Change	Change
Operating Revenue
Forward Air
Airport-to-airport	$140.9	66.7%	$108.0	70.0%	$32.9	30.5%
Logistics services
Expedited full truckload - TLX	27.5	13.0	19.2	12.4	8.3	43.2
Intermodal/drayage	21.8	10.3	14.3	9.3	7.5	52.4
Total Logistics services	49.3	23.3	33.5	21.7	15.8	47.2
Other Forward Air services	21.2	10.0	12.8	8.3	8.4	65.6
Forward Air - Total revenue	211.4	84.7	154.3	79.6	57.1	37.0
TQI - Pharmaceutical services	11.8	4.7	13.7	7.1	(1.9)	(13.9)
Forward Air Solutions - Pool distribution	27.7	11.1	26.9	13.9	0.8	3.0
Intersegment eliminations	(1.2)	(0.5)	(1.0)	(0.6)	(0.2)	20.0
Consolidated operating revenue	$249.7	100.0%	$193.9	100.0%	$55.8	28.8%

		Percent of		Percent of		Percent
	2015	Revenue	2014	Revenue	Change	Change
Purchased Transportation
Forward Air
Airport-to-airport	$61.1	43.4%	$44.8	41.5%	$16.3	36.4%
Logistics services
Expedited full truckload - TLX	19.6	71.3	14.7	76.6	4.9	33.3
Intermodal/drayage	8.3	38.1	6.1	42.7	2.2	36.1
Total Logistics services	27.9	56.6	20.8	62.1	7.1	34.1
Other Forward Air services	6.4	30.2	3.0	23.4	3.4	113.3
Forward Air - Total purchased transportation	95.4	45.1	68.6	44.5	26.8	39.1
TQI - Pharmaceutical services	5.4	45.8	7.2	52.5	(1.8)	(25.0)
Forward Air Solutions - Pool distribution	7.5	27.1	7.8	29.0	(0.3)	(3.8)
Intersegment eliminations	(0.9)	75.0	(0.8)	80.0	(0.1)	12.5
Consolidated purchased transportation	$107.4	43.0%	$82.8	42.7%	$24.6	29.7%

Three Months Ended June 30, 2015 compared to Three Months Ended June 30, 2014

Revenues

Operating revenue increased by $55.8 million, or 28.8%, to $249.7 million for the three months ended June 30, 2015 from $193.9 million in the same period of 2014.

Forward Air

Forward Air operating revenue increased $57.1 million, or 37.0%, to $211.4 million from $154.3 million, accounting for 84.7% of consolidated operating revenue for the three months ended June 30, 2015 compared to 79.6% for the same period in 2014.  Airport-to-airport revenue, which is the largest component of our consolidated operating revenue, increased $32.9 million, or 30.5%, to $140.9 million from $108.0 million, accounting for 66.7% of the segment’s operating revenue during the three months ended June 30, 2015 compared to 70.0% during the three months ended June 30, 2014. The increase is partially attributable to a 37.4% increase in tonnage offset by a 1.7% decrease in our base revenue per pound, excluding net fuel surcharge revenue and Complete revenue. This accounted for $29.5 million of the increase in airport-to-airport revenue. The decrease in average base revenue per pound was attributable to the acquisition of Towne, as Towne's base revenue per pound was notably lower than our legacy Forward Air base revenue per pound. The general rate increase initiated at the beginning of February 2015 helped partially mitigate Towne's impact on base revenue per pound. The remaining increase in airport-to-airport revenue is the result of increased revenue from our Complete pick-up and delivery service offset by a decrease in net fuel surcharge revenue.  Complete revenue increased $5.2 million, or 35.2%, during the three months ended June 30, 2015 compared to the same period of 2014.  The increase in Complete revenue was attributable to improved shipping volumes in our airport-to-airport network acquisition and a 33.0% increase in the attachment rate of Complete activity to linehaul shipments, both of which were largely attributable to the Towne acquisition. Compared to the same period in 2014, net fuel surcharge revenue decreased largely due to the decline in fuel prices. These decreases were partially offset by increases related to the acquisition of Towne for a net decrease of $1.8 million during the three months ended June 30, 2015.

Logistics revenue, which is TLX and our intermodal drayage services, increased $15.8 million, or 47.2%, to $49.3 million in the second quarter of 2015 from $33.5 million in the same period of 2014.  The increase in logistics revenue was partially attributable to a $7.5 million increase in intermodal drayage revenue. The intermodal drayage increase was due to 2015 including CST's acquisitions made in the third and fourth quarter of 2014. TLX revenue also increased $8.3 million and 43.2% during the three months ended June 30, 2015, compared to the same period in 2014 driven by a 14.8% increase in TLX's average revenue per mile and a 25.3% increase in miles driven to support TLX revenue. TLX's revenue per mile increased on a shift in business mix that provided a higher revenue per mile due to the required use of more expensive third party transportation providers. The increase in miles was partially due to business obtained with the Towne acquisition.

Other revenue, which includes warehousing services and terminal handling, accounted for the final component of Forward Air operating revenue. Other revenue increased $8.4 million, or 65.6%, to $21.2 million in the second quarter of 2015 from $12.8 million in the same period of 2014. The increase in Forward Air other revenue was mainly attributable to $7.4 million of other revenue obtained with the acquisition of Towne and $1.0 million increase in local delivery work, warehousing and handling revenues associated with CST's acquisitions made in the third and fourth quarter of 2014.

FASI

FASI operating revenue increased $0.8 million, or 3.0%, to $27.7 million for the three months ended June 30, 2015 from $26.9 million for the same period in 2014.  The increase was attributable to current year rate increases net of a reduction in dedicated linehaul business provided to a customer.

TQI

TQI operating revenue decreased $1.9 million, or 13.9%, to $11.8 million for the three months ended June 30, 2015 from $13.7 million for the same period in 2014. The decrease in operating revenue was attributable to decreased shipping activity from pharmacuetical and life science customers as well as TQI's brokerage transportation services. The decrease in pharmaceuticals was driven by a distribution awarded and executed in the second quarter of 2014 that did not reoccur in the second quarter of 2015.

Intercompany Eliminations

Intercompany eliminations increased $0.2 million, or 20.0%, to $1.2 million in the second quarter of 2015 from $1.0 million in the same period of 2014.   The intercompany eliminations are the result of truckload, airport-to-airport, and handling services provided between our segments for the three months ended June 30, 2015 and 2014.

Purchased Transportation

Purchased transportation increased by $24.6 million, or 29.7%, to $107.4 million in the second quarter of 2015 from $82.8 million in the same period of 2014.  As a percentage of total operating revenue, purchased transportation was 43.0% during the three months ended June 30, 2015 compared to 42.7% for the same period of 2014.

Forward Air

Forward Air’s purchased transportation increased by $26.8 million, or 39.1%, to $95.4 million for the three months ended June 30, 2015 from $68.6 million for the three months ended June 30, 2014. As a percentage of segment operating revenue, Forward Air purchased transportation was 45.1% during the three months ended June 30, 2015 compared to 44.5% for the same period in 2014.

Purchased transportation costs for our airport-to-airport network increased $16.3 million, or 36.4%, to $61.1 million for the three months ended June 30, 2015 from $44.8 million for the three months ended June 30, 2014.  For the three months ended June 30, 2015, purchased transportation for our airport-to-airport network increased to 43.4% of airport-to-airport revenue from 41.5% for the same period in 2014.  The $16.3 million increase is mostly attributable to a 27.1% increase in miles driven by our network of owner-operators or third party transportation providers and a 6.2% increase in the cost per mile paid to our network of owner-operators or third party transportation providers.  The higher miles increased purchased transportation by $9.4 million while the higher cost per mile increased purchased transportation by $2.8 million.  The increase in miles was attributable to the increase in revenue activity discussed previously. The increase in airport to airport cost per mile was attributable to a rate increase awarded to our network of owner-operators at the beginning of the first quarter of 2015 and higher rates charged by third party transportation providers. The remaining $4.1 million increase in airport-to-airport purchased transportation was attributable to increased third party transportation costs associated with the higher Complete revenue discussed above.

Purchased transportation costs for our logistics revenue increased $7.1 million, or 34.1%, to $27.9 million for the three months ended June 30, 2015 from $20.8 million for the three months ended June 30, 2014. For the three months ended June 30, 2015, logistics’ purchased transportation costs represented 56.6% of logistics revenue compared to 62.1% for the same period in 2014.  The increase in logistics’ purchased transportation in total dollars was mostly attributable to a $2.2 million increase in intermodal drayage purchased transportation due to 2015 including CST's acquisitions made in the third and fourth quarter of 2014. TLX purchased transportation also increased $4.9 million and 33.3%.  The increase in TLX purchased transportation was attributable to a 6.7% increase in cost per mile during the three months ended June 30, 2015 compared to the same period in 2014 and a 25.3% increase in miles driven during the three months ended June 30, 2015 compared to the same period of 2014. The changes in TLX miles driven and cost per mile were attributable to a shift in customer mix that resulted in the increased use of more expensive third party transportation providers and the Towne acquisition. The decline in logistics' purchased transportation as a percentage of revenue was attributable to CST utilizing more Company-employed drivers and less owner-operators and third party transportation providers than our legacy Forward Air operations and improved margin on TLX business acquired from Towne.

Purchased transportation costs related to our other revenue increased $3.4 million, or 113.3%, to $6.4 million for the three months ended June 30, 2015 from $3.0 million for the three months ended June 30, 2014. Other purchased transportation costs as a percentage of other revenue increased to 30.2% of other revenue for the three months ended June 30, 2015 from 23.4% for the same period in 2014. The increase as a percentage of the associated revenue was primarily due to dedicated pick up and delivery activity associated with the Towne acquisition.

FASI

FASI purchased transportation decreased $0.3 million, or 3.8%, to $7.5 million for the three months ended June 30, 2015 from $7.8 million for the three months ended June 30, 2014.  FASI purchased transportation as a percentage of revenue was 27.1% for the three months ended June 30, 2015 compared to 29.0% for the three months ended June 30, 2014.  The improvement in FASI purchased transportation as a percentage of revenue was attributable to improved revenue quality due to customer rate increases initiated in the first quarter of 2015 and reduced usage of more costly third party transportation providers due to the reduction of dedicated linehaul business. FASI grew its agent station revenue as well, which has handling costs that would not contribute to purchased transportation.

TQI

TQI purchased transportation decreased $1.8 million, or 25.0%, to $5.4 million for the three months ended June 30, 2015 from $7.2 million for the three months ended June 30, 2014.  TQI purchased transportation as a percentage of revenue was 45.8% for the three months ended June 30, 2015 compared to 52.5% for the same period of 2014. The decrease in percentage of revenue was due to an decreased utilization of more expensive third party transportation providers in favor of company drivers and owner operators.

Intercompany Eliminations

Intercompany eliminations increased $0.1 million, or 12.5%, to $0.9 million for the three months ended June 30, 2015 from 0.8 million for the same period in 2014.  The intercompany eliminations are the result of truckload, airport-to-airport, and handling services provided between our segments for the three months ended June 30, 2015 and 2014.

Salaries, Wages, and Benefits

Salaries, wages and employee benefits increased by $17.5 million, or 39.4%, to $61.9 million in the second quarter of 2015 from $44.4 million in the same period of 2014.   As a percentage of total operating revenue, salaries, wages and employee benefits was 24.8% during the three months ended June 30, 2015 compared to 22.9% for the same period in 2014.

Forward Air

Salaries, wages and employee benefits of Forward Air increased by $15.9 million, or 48.3%, to $48.8 million in the second quarter of 2014 from $32.9 million in the same period of 2014.  Salaries, wages and employee benefits were 23.1% of Forward Air’s operating revenue in the second quarter of 2015 compared to 21.3% for the same period of 2014.  The increase in salaries, wages and employee benefits in total dollars and as a percentage of revenue was partially attributable to $1.7 million of salaries, wages and employee benefits from CST's acquisitions made in the third and fourth quarter of 2014. CST salaries, wages and employee benefits are higher as a percentage of revenue than our legacy Forward Air operations due to higher utilization of Company-employed drivers. Severance and incentives related to the acquisition of Towne accounted for an additional increase of $0.5 million. Another $1.5 million was due to incentive and share based compensation increases to previously existing Forward Air employees. Further, approximately $12.2 million of the remaining increase was attributable to the Towne acquisition and the higher shipment volumes discussed previously and 2015 wage increases for previously existing Forward Air employees.

FASI

FASI salaries, wages and employee benefits increased $1.3 million, or 14.0%, to $10.6 million for the three months ended June 30, 2015 compared to $9.3 million for the three months ended June 30, 2014.  As a percentage of FASI operating revenue, salaries, wages and benefits increased to 38.3% for the three months ended June 30, 2015 compared to 34.6% for the same period in 2014.   The $1.3 million increase is partly due to a $0.6 million increase in dock and driver pay to handle the shift in business discussed above. New administrative hires and 2015 pay increases accounted for a $0.3 million increase from the same period in 2014. The remaining increase of $0.4 million was due to higher health insurance costs.

TQI

TQI salaries, wages and employee benefits increased $0.3 million, or 13.6%, to $2.5 million for the three months ended June 30, 2015 compared to $2.2 million for the three months ended June 30, 2014.  As a percentage of TQI operating revenue, salaries, wages and benefits increased to 21.2% for the three months ended June 30, 2015 compared to 16.1% for the same period in 2014. Higher utilization of Company-employed drivers and higher health insurance costs each accounted for a $0.2 million increase, or $0.4 million total, for the three months ended June 30, 2015 compared to the same period in 2014. Company-employed driver utilization increased in conjunction with new tractors purchased during the first quarter of 2015. Partially offsetting these increases is a $0.1 million decrease in administrative wages. The increase in company driver pay corresponds with the decrease in purchased transportation, as TQI utilized company drivers instead of more costly third party carriers.

Operating Leases

Operating leases increased $10.0 million, or 122.0%, to $18.2 million for the three months ended June 30, 2015 from $8.2 million for the same period in 2014. Operating leases, the largest component of which is facility rent, were 7.3% of consolidated operating revenue for the three months ended June 30, 2015 compared with 4.2% in the same period of 2014.

Forward Air

Operating leases increased $9.9 million to $16.1 million for the three months ended June 30, 2015 from $6.2 million for the same period in 2014.  Operating leases were 8.0% of Forward Air operating revenue for the three months ended June 30, 2015 compared to 4.0% for the same period in 2014. Following the acquisition of Towne, $4.9 million was incurred primarily for reserves on vacated duplicate facilities. The remaining increase is due to $1.7 million in additional facility lease expenses and a $1.4 million increase in truck, trailer and equipment rentals and leases, all primarily as a result of the Towne acquisition. Facility and equipment leases associated with CST's acquisitions made in the third and fourth quarter of 2014 accounted for the final $1.9 million of the increase in operating leases.

FASI

Operating leases increased $0.1 million, or 5.0%, to $2.1 million for the three months ended June 30, 2015 from $2.0 million for the same period in 2014.  Operating leases were 7.6% of FASI operating revenue for the three months ended June 30, 2015 compared with 7.4% in the same period of 2014.  Operating leases increased due to $0.1 million of additional truck rentals largely to provide capacity at a new facility.

TQI

TQI incurred less than $0.1 million for operating leases for the three months ended June 30, 2015 and 2014 as the only on-going lease activity was for the TQI corporate headquarters.

Depreciation and Amortization

Depreciation and amortization increased $1.7 million, or 21.8%, to $9.5 million for the three months ended June 30, 2015 from $7.8 million for the same period in 2014.  Depreciation and amortization was 3.8% of consolidated operating revenue for the three months ended June 30, 2015 compared with 4.0% for the same period in 2014.

Forward Air

Depreciation and amortization increased $1.6 million, or 29.6%, to $7.0 million in the second quarter of 2015 from $5.4 million in the same period of 2014.  Depreciation and amortization expense as a percentage of Forward Air operating revenue was 3.3% in the second quarter of 2015 compared to 3.5% in the same period of 2014.  Towne amortization on acquired intangibles of $0.7 million and CST amortization on acquired intangibles of $0.1 million accounted for $0.8 million of the increase in depreciation and amortization. The remaining increase was primarily the result of new trailers, tractors and forklifts purchased in 2014.

FASI

FASI depreciation and amortization increased $0.1 million, or 7.1%, to $1.5 million for the three months ended June 30, 2015 from $1.4 million for the same period of 2014.  Depreciation and amortization expense as a percentage of FASI operating revenue was 5.4% in the second quarter of 2015 compared to 5.2% in the same period of 2014. The increase in FASI depreciation in total dollars is attributable conveyors and conveyor improvements purchased since the second quarter of 2014.

TQI

TQI depreciation and amortization was $1.0 million for the three months ended June 30, 2015 and 2014.  Depreciation and amortization expense as a percentage of TQI operating revenue was 8.5% in the second quarter of 2015 compared to 7.3% in the same period of 2014. The increase in depreciation and amortization as a percentage of revenue was attributable to the decrease in revenue discussed previously.

Insurance and Claims

Insurance and claims expense increased $3.2 million, or 103.2%, to $6.3 million for the three months ended June 30, 2015 from $3.1 million for the three months ended June 30, 2014.  Insurance and claims were 2.5% of consolidated operating revenue for the three months ended June 30, 2015 compared to 1.6% for the same period of 2014.

Forward Air

Forward Air insurance and claims expense increased $2.7 million, or 112.5%, to $5.1 million for the three months ended June 30, 2015 from $2.4 million for the three months ended June 30, 2014.  Insurance and claims were 2.4% of operating revenue for the three months ended June 30, 2015 compared to 1.6% for the same period of 2014. Approximately $0.3 million of the increase was attributable to insurance and claims associated with CST's acquisitions made in the third and fourth quarter of 2014. Forward Air costs also increased approximately $2.4 million mostly due to a $1.9 million increase in vehicle claims costs largely resulting from our bi-annual actuary analysis of our vehicle claims. The remaining increase is attributable to a $0.4 million increase in vehicle accident damage repairs and a $0.1 million increase in cargo claims and related legal and professional fees.

FASI

FASI insurance and claims expense increased $0.4 million, or 80.0%, to $0.9 million for the three months ended June 30, 2015 from $0.5 million for the three months ended June 30, 2014.   FASI insurance and claims were 3.2% of operating revenue for the three months ended June 30, 2015 compared with 1.9% for the same period in 2014. The increase in FASI insurance and claims in total dollars was attributable to a $0.3 million increase in cargo claims and a $0.1 increase in vehicle insurance premiums.

TQI

TQI insurance and claims increased $0.1 million, or 50.0%, to $0.3 million for the three months ended June 30, 2015 from $0.2 million for the three months ended June 30, 2014.  Insurance and claims expense as a percentage of TQI operating revenue was 2.5% in the second quarter of 2015 compared to 1.5% for the same period in 2014. TQI insurance and claims increased $0.1 million due to increased vehicle insurance premiums.

Fuel Expense

Fuel expense decreased $1.0 million, or 19.2%, to $4.2 million in the second quarter of 2015 from $5.2 million in the same period of 2014.  Fuel expense was 2.0% of consolidated operating revenue for the three months ended June 30, 2015 compared with 2.7% for the same period in 2014.

Forward Air

Fuel expense decreased $0.2 million, or 9.1%, to $2.0 million in the second quarter of 2015 from $2.2 million for the same period in 2014.  Fuel expense was 0.9% of Forward Air operating revenue in the second quarter of 2015 compared with 1.4% in the same period of 2014. The decrease in fuel expense was attributable to a decrease in fuel price per gallon compared to the same period in 2014. The decrease in fuel was partly offset by the impact of the Towne acquisition.

FASI

FASI fuel expense decreased $0.5 million, or 27.8%, to $1.3 million for the second quarter of 2015 from $1.8 million in the same period of 2014.  Fuel expenses were 4.7% of FASI operating revenue in the second quarter of 2015 compared to 6.7% in the second quarter of 2014.  FASI fuel expenses decreased due to a decline in year-over-year fuel prices.

TQI

TQI fuel expense decreased $0.3 million, or 25.0%, to $0.9 million for the second quarter of 2015 from $1.2 million for the same period of 2014.  Fuel expense as a percentage of TQI operating revenue was 7.6% in the second quarter of 2015 compared to 8.8% in the same period of 2014. The decrease was attributable to a decline in year-over-year fuel prices.

Other Operating Expenses

Other operating expenses increased $7.5 million, or 50.7%, to $22.3 million in the second quarter of 2015 from $14.8 million in the same period of 2014.  Other operating expenses were 8.9% of consolidated operating revenue for the three months ended June 30, 2015 compared with 7.6% in the same period of 2014.

Forward Air

Other operating expenses increased $6.8 million, or 59.6%, to $18.2 million during the three months ended June 30, 2015 from $11.4 million in the same period of 2014.  Other operating expenses were 8.6% of Forward Air operating revenue in the second quarter of 2015 compared to 7.4% in the same period of 2014.  Approximately $1.4 million of the increase was attributable to other operating expenses associated with CST's acquisitions made in the third and fourth quarter of 2014. Also, included in the increase was $1.0 million of transaction and integration related costs incurred for the acquisition of Towne. The remaining increase was attributable to variable costs, such as vehicle maintenance and dock and terminal supplies, which increased in conjunction with the volume increases related to the Towne acquisition discussed previously.

FASI

FASI other operating expenses increased $0.6 million, or 19.4%, to $3.7 million for the three months ended June 30, 2015 compared to $3.1 million for the same period of 2014.  FASI other operating expenses for the second quarter of 2015 were 13.3% compared to 11.5% for the same period of 2014.  FASI's increase as a percent of revenue was partly due to agent station costs which increased due to a shift in customer shipping destinations to our agent station locations. Other variable costs such as vehicle and dock maintenance costs and travel expenses made up the remaining decrease, some of which were attributable to the opening of a new facility.

TQI

TQI other operating expenses increased $0.2 million, or 40.0%. to $0.7 million for the three months ended June 30, 2015 from $0.5 million for the same period of 2014.  Other operating expenses as a percentage of TQI operating revenue was 5.9% in the second quarter of 2015 compared to 3.6% in the same period of 2014. The increase in TQI other operating expenses in total dollars was attributable to 2014 including a reduction of accrued penalties associated with a settlement of state tax issues in which the penalties required to be paid were less than the amounts previously accrued.

Intercompany Eliminations

Intercompany eliminations increased to $0.3 million for the second quarter of 2015 from $0.2 million for the same period in 2014.   These intercompany eliminations are the result of handling services our segments provided each other during the three months ended June 30, 2015 and 2014.

Income from Operations

Income from operations decreased by $7.7 million, or 27.9%, to $19.9 million for the second quarter of 2015 compared to $27.6 million in the same period of 2014. Income from operations was 8.0% of consolidated operating revenue for the three months ended June 30, 2015 compared with 14.2% in the same period of 2014.

Forward Air

Income from operations decreased by $6.4 million, or 25.4%, to $18.8 million for the second quarter of 2015 compared with $25.2 million for the same period in 2014.  Income from operations as a percentage of Forward Air operating revenue was 8.9% for the three months ended June 30, 2015 compared with 16.3% in the same period of 2014. The deterioration in income from operations was mostly due to $6.9 million of Towne transaction and integration costs and Towne driven increases in salaries, wages and benefits, operating leases and other operating expenses. The deterioration was partially offset by additional operating income attributable to CST's acquisitions made in the third and fourth quarter of 2014.

FASI

FASI’s Income from operations decreased by $0.9 million, or 90.0%, to $0.1 million for the second quarter of 2015 compared with $1.0 million for the same period in 2014.  Income from operations as a percentage of FASI operating revenue was 0.4% for the three months ended June 30, 2015 compared to 3.7% in the same period of 2014.  The decline in FASI operating income was primarily the result of increases in health insurance costs and cargo claims as well as costs related to a new facility opening in the second quarter of 2015.

TQI

Income from operations decreased $0.4 million, or 28.6%, to $1.0 million for the second quarter of 2015 compared to $1.4 million for the second quarter of 2014.  Income from operations as a percentage of TQI's operating revenue was 8.5% for the three months ended June 30, 2015 compared with 10.2% in the same period of 2014. Deterioration in income from operations as percentage of revenue was mainly attributable to increased health insurance costs and the reduction of expenses in 2014 related to a settlement of state tax issues.

Interest Expense

Interest expense was $0.6 million for the three months ended June 30, 2015 compared to $0.1 million for the same period of 2014. Increase in interest expense was attributable to interest costs related to the financing of the Towne acquisition.

Other, net

Other, net expenses were $0.1 million for the three months ended June 30, 2015 compared to other income of $0.1 million for June 30, 2014. Other, net primarily represents unrealized gains and losses on trading securities held.

Income Taxes

The combined federal and state effective tax rate for the second quarter of 2015 was 38.6% compared to a rate of 37.8% for the same period in 2014.  The increase in our effective tax rate was primarily due to large non-deductible Towne acquisition costs incurred in 2015. The prior year quarter also benefited from the settlement of certain TQI related state tax matters and the amounts required to be paid being approximately $0.1 million less than what was previously reserved.

Net Income

As a result of the foregoing factors, net income decreased by $5.4 million, or 31.4%, to $11.8 million for the second quarter of 2015 compared to $17.2 million for the same period in 2014.

Results of Operations

The following table sets forth our consolidated historical financial data for the six months ended June 30, 2015 and 2014 (in millions):

	Six months ended
	June 30, 2015	June 30, 2014	Change	Percent Change
Operating revenue	$455.6	$365.4	$90.2	24.7%
Operating expenses:
Purchased transportation	196.8	156.4	40.4	25.8
Salaries, wages, and employee benefits	115.8	85.8	30.0	35.0
Operating leases	34.1	16.5	17.6	106.7
Depreciation and amortization	18.2	14.7	3.5	23.8
Insurance and claims	11.3	7.2	4.1	56.9
Fuel expense	8.3	10.0	(1.7)	(17.0)
Other operating expenses	42.9	30.9	12.0	38.8
Total operating expenses	427.4	321.5	105.9	32.9
Income from operations	28.2	43.9	(15.7)	(35.8)
Other expense:
Interest expense	(0.9)	(0.2)	(0.7)	350.0
Other, net	(0.2)	0.2	(0.4)	(200.0)
Total other expense	(1.1)	—	(1.1)	(100.0)
Income before income taxes	27.1	43.9	(16.8)	(38.3)
Income taxes	10.4	16.5	(6.1)	(37.0)
Net income	$16.7	$27.4	$(10.7)	(39.1)%

The following table sets forth our historical financial data by segment for the six months ended June 30, 2015 and 2014 (in millions):

	Six months ended
Forward Air	June 30,	Percent of	June 30,	Percent of		Percent
	2015	Revenue	2014	Revenue	Change	Change
Operating revenue	$380.1	83.4%	$288.4	78.9%	$91.7	31.8%
Operating expenses:
Purchased transportation	172.5	45.4	129.4	44.9	43.1	33.3
Salaries, wages, and employee benefits	90.3	23.8	63.0	21.8	27.3	43.3
Operating leases	29.8	7.8	12.0	4.2	17.8	148.3
Depreciation and amortization	13.2	3.5	10.3	3.6	2.9	28.2
Insurance and claims	9.1	2.4	5.5	1.9	3.6	65.5
Fuel expense	3.9	1.0	4.1	1.4	(0.2)	(4.9)
Other operating expenses	35.3	9.3	23.5	8.1	11.8	50.2
Income from operations	$26.0	6.8%	$40.6	14.1%	$(14.6)	(36.0)%

FASI	June 30,	Percent of	June 30,	Percent of		Percent
	2015	Revenue	2014	Revenue	Change	Change
Operating revenue	$54.9	12.1%	$54.3	14.9%	$0.6	1.1%
Operating expenses:
Purchased transportation	15.0	27.3	15.9	29.3	(0.9)	(5.7)
Salaries, wages, and employee benefits	20.7	37.7	18.7	34.4	2.0	10.7
Operating leases	4.2	7.7	4.5	8.3	(0.3)	(6.7)
Depreciation and amortization	3.1	5.6	2.7	5.0	0.4	14.8
Insurance and claims	1.8	3.3	1.3	2.4	0.5	38.5
Fuel expense	2.6	4.7	3.5	6.5	(0.9)	(25.7)
Other operating expenses	7.2	13.1	6.7	12.3	0.5	7.5
Income from operations	$0.3	0.6%	$1.0	1.8%	$(0.7)	(70.0)%

TQI	June 30,	Percent of	June 30,	Percent of		Percent
	2015	Revenue	2014	Revenue	Change	Change
Operating revenue	$23.1	5.1%	$24.7	6.8%	$(1.6)	(6.5)%
Operating expenses:
Purchased transportation	11.1	48.1	12.7	51.4	(1.6)	(12.6)
Salaries, wages, and employee benefits	4.8	20.8	4.1	16.6	0.7	17.1
Operating leases	0.1	0.4	—	—	0.1	—
Depreciation and amortization	1.9	8.2	1.7	6.9	0.2	11.8
Insurance and claims	0.4	1.7	0.4	1.6	—	—
Fuel expense	1.8	7.8	2.4	9.7	(0.6)	(25.0)
Other operating expenses	1.1	4.8	1.1	4.5	—	—
Income from operations	$1.9	8.2%	$2.3	9.3%	$(0.4)	(17.4)%

Intercompany Eliminations	June 30,	Percent of	June 30,	Percent of		Percent
	2015	Revenue	2014	Revenue	Change	Change
Operating revenue	$(2.5)	(0.6)%	$(2.0)	(0.6)%	$(0.5)	25.0%
Operating expenses:
Purchased transportation	(1.8)	72.0	(1.6)	80.0	(0.2)	12.5
Other operating expenses	(0.7)	28.0	(0.4)	20.0	(0.3)	75.0
Income from operations	$—	—%	$—	—%	$—	—%

Consolidated	June 30,	Percent of	June 30,	Percent of		Percent
	2015	Revenue	2014	Revenue	Change	Change
Operating revenue	$455.6	100.0%	$365.4	100.0%	$90.2	24.7%
Operating expenses:
Purchased transportation	196.8	43.2	156.4	42.8	40.4	25.8
Salaries, wages, and employee benefits	115.8	25.4	85.8	23.5	30.0	35.0
Operating leases	34.1	7.5	16.5	4.5	17.6	106.7
Depreciation and amortization	18.2	4.0	14.7	4.0	3.5	23.8
Insurance and claims	11.3	2.5	7.2	2.0	4.1	56.9
Fuel expense	8.3	2.0	10.0	2.7	(1.7)	(17.0)
Other operating expenses	42.9	9.4	30.9	8.5	12.0	38.8
Income from operations	$28.2	6.2%	$43.9	12.0%	$(15.7)	(35.8)%

The following table presents the components of the Forward Air segment’s operating revenue and purchased transportation for the six months ended June 30, 2015 and 2014 (in millions):

	June 30,	Percent of	June 30,	Percent of		Percent
	2015	Revenue	2014	Revenue	Change	Change
Operating Revenue
Forward Air
Airport-to-airport	$254.2	66.9%	$205.7	71.3%	$48.5	23.6%
Logistics services
Expedited full truckload - TLX	50.8	13.4	36.6	12.7	14.2	38.8
Intermodal/drayage	39.7	10.4	23.3	8.1	16.4	70.4
Total Logistics services	90.5	23.8	59.9	20.8	30.6	51.1
Other Forward Air services	35.4	9.3	22.8	7.9	12.6	55.3
Forward Air - Total revenue	380.1	83.4	288.4	78.9	91.7	31.8
TQI - Pharmaceutical services	23.1	5.1	24.7	6.8	(1.6)	(6.5)
Forward Air Solutions - Pool distribution	54.9	12.1	54.3	14.9	0.6	1.1
Intersegment eliminations	(2.5)	(0.6)	(2.0)	(0.6)	(0.5)	25.0
Consolidated operating revenue	$455.6	100.0%	$365.4	100.0%	$90.2	24.7%

	June 30,	Percent of	June 30,	Percent of		Percent
	2015	Revenue	2014	Revenue	Change	Change
Purchased Transportation
Forward Air
Airport-to-airport	$111.1	43.7%	$85.5	41.6%	$25.6	29.9%
Logistics services
Expedited full truckload - TLX	36.5	71.9	28.4	77.6	8.1	28.5
Intermodal/drayage	14.7	37.0	9.9	42.5	4.8	48.5
Total Logistics services	51.2	56.6	38.3	63.9	12.9	33.7
Other Forward Air services	10.2	28.8	5.6	24.6	4.6	82.1
Forward Air - Total purchased transportation	172.5	45.4	129.4	44.9	43.1	33.3
TQI - Pharmaceutical services	11.1	48.1	12.7	51.4	(1.6)	(12.6)
Forward Air Solutions - Pool distribution	15.0	27.3	15.9	29.3	(0.9)	(5.7)
Intersegment eliminations	(1.8)	72.0	(1.6)	80.0	(0.2)	12.5
Consolidated purchased transportation	$196.8	43.2%	$156.4	42.8%	$40.4	25.8%

Six Months Ended June 30, 2015 compared to Six Months Ended June 30, 2014

Revenues

Operating revenue increased by $90.2 million, or 24.7%, to $455.6 million for the three months ended June 30, 2015 from $365.4 million in the same period of 2014.

Forward Air

Forward Air operating revenue increased $91.7 million, or 31.8%, to $380.1 million from $288.4 million, accounting for 83.4% of consolidated operating revenue for the six months ended June 30, 2015 compared to 78.9% for the same period in 2014.  Airport-to-airport revenue, which is the largest component of our consolidated operating revenue, increased $48.5 million, or 23.6%, to $254.2 million from $205.7 million, accounting for 66.9% of the segment’s operating revenue during the six months ended June 30, 2015 compared to 71.3% during the six months ended June 30, 2014. The increase is partially attributable to a 27.5% increase in tonnage which accounted for $43.9 million of the increase in airport-to-airport revenue. The increase in tonnage is mainly due to the Towne acquisition.  The increase in airport-to-airport revenue is also the result of increased revenue from our Complete pick-up and delivery service offset by a decrease in net fuel surcharge revenue.  Complete revenue increased $8.7 million, or 31.9%, during the six months ended June 30, 2015 compared to the same period of 2014.  The increase in Complete revenue was attributable to improved shipping volumes in our airport-to-airport network and a 33.9% increase in the attachment rate of Complete activity to linehaul shipments, both of which were largely attributable to the Towne acquisition. Compared to the same period in 2014, net fuel surcharge revenue decreased largely due to the decline in fuel prices. These decreases were partially offset by increases related to the acquisition of Towne for a net decrease of $4.1 million during the six months ended June 30, 2015 compared to the same period in 2014.

Logistics revenue, which is TLX and our intermodal drayage services, increased $30.6 million, or 51.1%, to $90.5 million in the second quarter of 2015 from $59.9 million in the same period of 2014.  The increase in logistics revenue was attributable to a $16.4 million increase in intermodal drayage revenue. The intermodal drayage increase was due to 2015 including a full six months of CST and related acquisitions. TLX revenue increased $14.2 million and 38.8% during the six months ended June 30, 2015, compared to the same period in 2014 driven by a 18.5% increase in TLX's average revenue per mile and a 17.0% increase in miles driven to support TLX revenue. TLX's revenue per mile increased on a shift in business mix that provided a higher revenue per mile due to the required use of more expensive third party transportation providers. The increase in miles was mostly due to business obtained with the Towne acquisition.

Other revenue, which includes warehousing services and terminal handling, accounted for the final component of Forward Air operating revenue. Other revenue increased $12.6 million, or 55.3%, to $35.4 million in the second quarter of 2015 from $22.8 million in the same period of 2014. The increase in Forward Air other revenue was mainly attributable to $9.4 million of other revenue obtained with the acquisition of Towne and $3.2 million increase in local delivery work, warehousing and handling revenues associated with a full six months of CST and related acquisitions.

FASI

FASI operating revenue increased $0.6 million, or 1.1%, to $54.9 million for the six months ended June 30, 2015 from $54.3 million for the same period in 2014.  The increase was attributable to current year rate increases net of a reduction in dedicated linehaul business.

TQI

TQI operating revenue decreased $1.6 million, or 6.5%, to $23.1 million for the six months ended June 30, 2015 from $24.7 million for the same period in 2014. The decrease in operating revenue was attributable to decreased shipping activity from pharmacuetical and life science customers as well as TQI's brokerage transportation services. The decrease in pharmaceuticals was driven by a distribution awarded and executed in the second quarter of 2014 that did not reoccur in the second quarter of 2015.

Intercompany Eliminations

Intercompany eliminations increased $0.5 million, or 25.0%, to $2.5 million in the second quarter of 2015 from $2.0 million in the same period of 2014.   The intercompany eliminations are the result of truckload, airport-to-airport, and handling services provided between our segments for the six months ended June 30, 2015 and 2014.

Purchased Transportation

Purchased transportation increased by $40.4 million, or 25.8%, to $196.8 million in the second quarter of 2015 from $156.4 million in the same period of 2014.  As a percentage of total operating revenue, purchased transportation was 43.2% during the six months ended June 30, 2015 compared to 42.8% for the same period of 2014.

Forward Air

Forward Air’s purchased transportation increased by $43.1 million, or 33.3%, to $172.5 million for the six months ended June 30, 2015 from $129.4 million for the six months ended June 30, 2014. As a percentage of segment operating revenue, Forward Air purchased transportation was 45.4% during the six months ended June 30, 2015 compared to 44.9% for the same period in 2014.

Purchased transportation costs for our airport-to-airport network increased $25.6 million, or 29.9%, to $111.1 million for the six months ended June 30, 2015 from $85.5 million for the six months ended June 30, 2014.  For the six months ended June 30, 2015, purchased transportation for our airport-to-airport network increased to 43.7% of airport-to-airport revenue from 41.6% for the same period in 2014.  The $25.6 million increase is mostly attributable to a 20.6% increase in miles driven by our network of owner-operators or third party transportation providers and a 7.0% increase in the cost per mile paid to our network of owner-operators or third party transportation providers.  The higher miles increased purchased transportation by $13.8 million while the higher cost per mile increased purchased transportation by $5.7 million.  The increase in miles was attributable to the increase in revenue activity discussed previously. The increase in airport to airport cost per mile was attributable to a rate increase awarded to our network of owner-operators in January 2015 and higher rates charged by third party transportation providers. The remaining $6.1 million increase in airport-to-airport purchased transportation was attributable to increased third party transportation costs associated with the higher Complete revenue discussed above.

Purchased transportation costs for our logistics revenue increased $12.9 million, or 33.7%, to $51.2 million for the six months ended June 30, 2015 from $38.3 million for the six months ended June 30, 2014. For the six months ended June 30, 2015, logistics’ purchased transportation costs represented 56.6% of logistics revenue compared to 63.9% for the same period in 2014.  The increase in logistics’ purchased transportation in total dollars was mostly attributable to a $4.8 million increase in intermodal drayage purchased transportation due to 2015 including a full six months of CST and related acquisitions. TLX purchased transportation also increased $8.1 million and 28.5%.  The increase in TLX purchased transportation was attributable to a 9.9% increase in cost per mile during the six months ended June 30, 2015 compared to the same period in 2014 and a 17.0% increase in miles driven during the six months ended June 30, 2015 compared to the same period of 2014. The changes in TLX miles driven and cost per mile were attributable to a shift in customer mix that resulted in the increased use of more expensive third party transportation providers and the Towne acquisition. The decline in logistics' purchased transportation as a percentage of revenue was attributable to CST utilizing more Company-employed drivers and less owner-operators and third party transportation providers than our legacy Forward Air operations and improved margins on acquired TLX business.

Purchased transportation costs related to our other revenue increased $4.6 million, or 82.1%, to $10.2 million for the six months ended June 30, 2015 from $5.6 million for the six months ended June 30, 2014. Other purchased transportation costs as a percentage of other revenue increased to 28.8% of other revenue for the six months ended June 30, 2015 from 24.6% for the same period in 2014.    The increase as a percentage of the associated revenue was primarily due to dedicated pick up and delivery activity associated with the Towne acquisition.

FASI

FASI purchased transportation decreased $0.9 million, or 5.7%, to $15.0 million for the six months ended June 30, 2015 from $15.9 million for the six months ended June 30, 2014.  FASI purchased transportation as a percentage of revenue was 27.3% for the six months ended June 30, 2015 compared to 29.3% for the six months ended June 30, 2014.  The improvement in FASI purchased transportation as a percentage of revenue was attributable to improved revenue quality due to customer rate increases initiated in the first quarter of 2015 and reduced usage of more costly third party transportation providers due to the reduction of dedicated linehaul revenue. FASI grew its agent station revenue as well, which has handling costs that would not contribute to purchased transportation.

TQI

TQI purchased transportation decreased $1.6 million, or 12.6%, to $11.1 million for the six months ended June 30, 2015 from $12.7 million for the six months ended June 30, 2014.  TQI purchased transportation as a percentage of revenue was 48.1% for the six months ended June 30, 2015 compared to 51.4% for the same period of 2014. The decrease in percentage of revenue was due to decreased utilization of more expensive third party transportation providers in favor of company drivers and owner operators.

Intercompany Eliminations

Intercompany eliminations increased to $1.8 million for the six months ended June 30, 2015 from $1.6 million for the same period in 2014.  The intercompany eliminations are the result of truckload, airport-to-airport, and handling services provided between our segments for the six months ended June 30, 2015 and 2014.

Salaries, Wages, and Benefits

Salaries, wages and employee benefits increased by $30.0 million, or 35.0%, to $115.8 million in the second quarter of 2015 from $85.8 million in the same period of 2014.   As a percentage of total operating revenue, salaries, wages and employee benefits was 25.4% during the six months ended June 30, 2015 compared to 23.5% for the same period in 2014.

Forward Air

Salaries, wages and employee benefits of Forward Air increased by $27.3 million, or 43.3%, to $90.3 million in the second quarter of 2014 from $63.0 million in the same period of 2014.  Salaries, wages and employee benefits were 23.8% of Forward Air’s operating revenue in the second quarter of 2015 compared to 21.8% for the same period of 2014.  Of the $27.3 million increase, approximately $17.0 million was attributable to increased wages associated with the higher shipment volumes discussed previously and 2015 wage increases for previously existing Forward Air employees. Severance and incentives related to the acquisition of Towne accounted for an additional increase of $3.6 million. Another $2.2 million was due to incentive and share based compensation increases to previously existing Forward Air employees. Partially offseting these increases was a $0.4 million decrease in workers compensations and health insurance costs. The remaining increase in salaries, wages and employee benefits in total dollars and as a percentage of revenue was attributable to $4.9 million of salaries, wages and employee benefits from a full six months of CST and related acquisitions. CST salaries, wages and employee benefits are higher as a percentage of revenue than our legacy Forward Air operations due to higher utilization of Company-employed drivers.

FASI

FASI salaries, wages and employee benefits increased $2.0 million, or 10.7%, to $20.7 million for the six months ended June 30, 2015 compared to $18.7 million for the six months ended June 30, 2014.  As a percentage of FASI operating revenue, salaries, wages and benefits increased to 37.7% for the six months ended June 30, 2015 compared to 34.4% for the same period in 2014.   The $2.0 million increase is partly due to a $1.0 million increase in dock and driver pay to handle the shift in business mix discussed previously. New administrative hires and 2015 pay increases accounted for an additional $0.6 increase from the same period in 2014 and the remaining increase of $0.4 million was due to increases in health insurance costs.

TQI

TQI salaries, wages and employee benefits increased $0.7 million, or 17.1%, to $4.8 million for the six months ended June 30, 2015 compared to $4.1 million for the six months ended June 30, 2014.  As a percentage of TQI operating revenue, salaries, wages and benefits increased to 20.8% for the six months ended June 30, 2015 compared to 16.6% for the same period in 2014. Higher utilization of Company-employed drivers accounted for $0.4 million of the increase in salaries, wages and benefits for the six months ended June 30, 2015 compared to the same period in 2014. Company-employed driver utilization increased in conjunction with new tractors purchased during the first quarter of 2015 as TQI moved more loads with company drivers instead of more costly third party carriers. Higher health insurance costs accounted for another $0.4 million on higher health claims than the previous year. Partially offsetting these increases is a $0.1 million decrease in administrative wages.

Operating Leases

Operating leases increased $17.6 million, or 106.7%, to $34.1 million for the six months ended June 30, 2015 from $16.5 million for the same period in 2014.  Operating leases, the largest component of which is facility rent, were 7.5% of consolidated operating revenue for the six months ended June 30, 2015 compared with 4.5% in the same period of 2014.

Forward Air

Operating leases increased $17.8 million to $29.8 million for the six months ended June 30, 2015 from $12.0 million for the same period in 2014.  Operating leases were 7.8% of Forward Air operating revenue for the six months ended June 30, 2015 compared to 4.2% for the same period in 2014.  Following the acquisition of Towne, $9.9 million was incurred primarily for reserves on vacated duplicate facilities and unused equipment leases. The remaining $7.9 million is due to $2.5 million in additional facility lease expenses and a $1.6 million increase in truck, trailer and equipment rentals and leases, all primarily as a result of the Towne acquisition. Facility and equipment leases associated a full six months of CST and related acquisitions accounted for the final $3.8 million of the increase in operating leases.

FASI

Operating leases decreased $0.3 million, or 6.7%, to $4.2 million for the six months ended June 30, 2015 from $4.5 million for the same period in 2014.  Operating leases were 7.7% of FASI operating revenue for the six months ended June 30, 2015 compared with 8.3% in the same period of 2014.  Operating leases decreased due to a $0.3 million reduction in truck and trailers rentals in favor of new Company-owned equipment purchased during 2014.

TQI

TQI incurred $0.1 million for operating leases during the six months ended June 30, 2015. The only on-going lease activity was for the TQI corporate headquarters.

Depreciation and Amortization

Depreciation and amortization increased $3.5 million, or 23.8%, to $18.2 million for the six months ended June 30, 2015 from $14.7 million for the same period in 2014.  Depreciation and amortization was 4.0% of consolidated operating revenue for the six months ended June 30, 2015 and 2014.

Forward Air

Depreciation and amortization increased $2.9 million, or 28.2%, to $13.2 million during the six months ended June 30, 2015 from $10.3 million in the same period of 2014.  Depreciation and amortization expense as a percentage of Forward Air operating revenue was 3.5% during the six months ended June 30, 2015 compared to 3.6% in the same period of 2014.  Amortization on acquired Towne intangible assets and a full six months of CST amortization increased amortization expense by $1.3 million. The remaining increase was primarily the result of new trailers, tractors and forklifts purchased in 2014.

FASI

FASI depreciation and amortization increased $0.4 million, or 14.8%, to $3.1 million for the six months ended June 30, 2015 from $2.7 million for the same period of 2014.  Depreciation and amortization expense as a percentage of FASI operating revenue was 5.6% during the six months ended June 30, 2015 compared to 5.0% in the same period of 2014. The increase in FASI depreciation in total dollars is attributable to tractors, conveyors and conveyor improvements purchased since the second quarter of 2014.

TQI

TQI depreciation and amortization increased $0.2 million, or 11.8%, to $1.9 million for the six months ended June 30, 2015 compared to $1.7 million for the same period of 2014.  Depreciation and amortization expense as a percentage of TQI operating revenue was 8.2% during the six months ended June 30, 2015 compared to 6.9% in the same period of 2014. The increase in depreciation and amortization is due to the purchase of new tractors since the second quarter of 2014.

Insurance and Claims

Insurance and claims expense increased $4.1 million, or 56.9%, to $11.3 million for the six months ended June 30, 2015 from $7.2 million for the six months ended June 30, 2014.  Insurance and claims were 2.5% of consolidated operating revenue for the six months ended June 30, 2015 compared to 2.0% for the same period of 2014.

Forward Air

Forward Air insurance and claims expense increased $3.6 million, or 65.5%, to $9.1 million for the six months ended June 30, 2015 from $5.5 million for the six months ended June 30, 2014.  Insurance and claims were 2.4% of operating revenue for the six months ended June 30, 2015 compared to 1.9% for the same period of 2014. Approximately $0.6 million of the increase was attributable to insurance and claims associated with a full six months of CST and related acquisitions. Forward Air costs also increased approximately $3.0 million due primarily to a $2.3 million increase in our vehicle claim reserves. The vehicle claim reserves increased due to adverse development of older claims and the corresponding increase to our loss development factors required by our bi-annual actuary analysis of vehicle claims. The remaining increase is attributable to $0.3 million in vehicle accident damage repairs and cargo claims and $0.4 million in claims related legal and professional fees.

FASI

FASI insurance and claims expense increased $0.5 million, or 38.5%, to $1.8 million for the six months ended June 30, 2015 from $1.3 million for the six months ended June 30, 2014.   FASI insurance and claims were 3.3% of operating revenue for the six months ended June 30, 2015 compared with 2.4% for the same period in 2014. The increase in FASI insurance and claims in total dollars was attributable to a $0.4 million increase in cargo claims and a $0.1 increase in vehicle insurance premiums.

TQI

TQI insurance and claims were $0.4 million for the six months ended June 30, 2015 and 2014 .  Insurance and claims expense as a percentage of TQI operating revenue was 1.7% for the six months ended June 30, 2015 compared to 1.6% for the same period in 2014. TQI insurance and claims are primarily composed of vehicle insurance premiums as TQI is fully insured.

Fuel Expense

Fuel expense decreased $1.7 million, or 17.0%, to $8.3 million for the six months ended June 30, 20155 from $10.0 million in the same period of 2014.  Fuel expense was 2.0% of consolidated operating revenue for the six months ended June 30, 2015 compared with 2.7% for the same period in 2014.

Forward Air

Fuel expense decreased $0.2 million, or 4.9%, to $3.9 million for the six months ended June 30, 2015 from $4.1 million for the same period in 2014.  Fuel expense was 1.0% of Forward Air operating revenue for the six months ended June 30, 2015 compared with 1.4% in the same period of 2014. The decrease in fuel expense was attributable to a decrease in fuel price per gallon compared to the same period in 2014. The decrease in fuel prices was partly offset by the impact of the Towne acquisition.

FASI

FASI fuel expense decreased $0.9 million, or 25.7%, to $2.6 million for the six months ended June 30, 2015 from $3.5 million in the same period of 2014.  Fuel expenses were 4.7% of FASI operating revenue for the six months ended June 30, 2015 compared to 6.5% in the second quarter of 2014.  FASI fuel expenses decreased due to a decline in year-over-year fuel prices.

TQI

TQI fuel expense decreased $0.6 million, or 25.0%, to $1.8 million for the six months ended June 30, 2015 from $2.4 million for the same period of 2014.  Fuel expense as a percentage of TQI operating revenue was 7.8% for the six months ended June 30, 2015 compared to 9.7% in the same period of 2014. The decrease was attributable to a decline in year-over-year fuel prices and was slightly offset by an increase in company driver miles.

Other Operating Expenses

Other operating expenses increased $12.0 million, or 38.8%, to $42.9 million for the six months ended June 30, 2015 from $30.9 million in the same period of 2014.  Other operating expenses were 9.4% of consolidated operating revenue for the six months ended June 30, 2015 compared with 8.5% in the same period of 2014.

Forward Air

Other operating expenses increased $11.8 million, or 50.2%, to $35.3 million during the six months ended June 30, 2015 from $23.5 million in the same period of 2014.  Other operating expenses were 9.3% of Forward Air operating revenue for the six months ended June 30, 2015 compared to 8.1% in the same period of 2014.  Approximately $2.0 million of the increase was attributable to other operating expenses associated with a full six months of CST and related acquisitions. Also included in the increase was $4.3 million of transaction and integration related costs incurred for the acquisition of Towne. The remaining increase was attributable to variable costs, such as vehicle maintenance and dock and terminal supplies, which increased in conjunction with the Towne related volume increases discussed previously.

FASI

FASI other operating expenses increased $0.5 million, or 7.5% , to $7.2 million for the six months ended June 30, 2015 compared to $6.7 million for the same period of 2014.  FASI other operating expenses for the six months ended June 30, 2015 were 13.1% compared to 12.3% for the same period of 2014.  FASI's increase as a percent of revenue was partly due to agent station costs which increased due to a shift in customer shipping destinations to our agent station locations. Vehicle and dock maintenance costs and travel expenses made up the remaining increase, largely due to opening a new facility in the second quarter of 2015.

TQI

TQI other operating expenses was $1.1 million for the six months ended June 30, 2015 and 2014.  Other operating expenses as a percentage of TQI operating revenue was 4.8% for the six months ended June 30, 2015 compared to 4.5% in the same period of 2014. TQI other operating expenses included a gain of the sale of old trailers for $0.2 million, but this was offset by 2014 including a reduction of expenses associated with a settlement of state tax issues in which the penalties required to be paid were less than the amounts previously accrued.

Intercompany Eliminations

Intercompany eliminations increased to $0.7 million for the six months ended June 30, 2015 from $0.4 million for the same period in 2014.   These intercompany eliminations are the result of handling services our segments provided each other during the six months ended June 30, 2015 and 2014.

Income from Operations

Income from operations decreased by $15.7 million, or 35.8%, to $28.2 million for the six months ended June 30, 2015 compared to $43.9 million in the same period of 2014. Income from operations was 6.2% of consolidated operating revenue for the six months ended June 30, 2015 compared with 12.0% in the same period of 2014.

Forward Air

Income from operations decreased by $14.6 million, or 36.0%, to $26.0 million for the six months ended June 30, 2015 compared with $40.6 million for the same period in 2014.  Income from operations as a percentage of Forward Air operating revenue was 6.8% for the six months ended June 30, 2015 compared with 14.1% in the same period of 2014. The deterioration in income from operations was mostly due to $18.7 million of Towne transaction and integration related costs as well as increased networks costs attributable to the Towne acquisition. The deterioration was partially offset by CST's higher operating income as 2015 included a full six months of CST and related acquisitions.

FASI

FASI’s income from operations decreased by $0.7 million, or 70.0%, to $0.3 million for the six months ended June 30, 2015 compared with $1.0 million for the same period in 2014.  Income from operations as a percentage of FASI operating revenue was 0.6% for the six months ended June 30, 2015 compared to 1.8% in the same period of 2014.  The decline in FASI operating income was primarily the result of increases in health insurance costs, cargo claims and costs associated with opening a new facility.

TQI

Income from operations was $1.9 million for the six months ended June 30, 2015 compared to $2.3 million for the second quarter of 2014.  Income from operations as a percentage of TQI's operating revenue was 8.2% for the six months ended June 30, 2015 compared with 9.3% in the same period of 2014. Deterioration in income from operations as percentage of revenue was mainly attributable to reduced revenue and increased health insurance costs.

Interest Expense

Interest expense was $0.9 million for the six months ended June 30, 2015 compared to $0.2 million for the same period of 2014. Increase in interest expense was attributable to interest costs related to the financing of the Towne acquisition.

Other, net

Other, net expenses were $0.2 million for the six months ended June 30, 2015 compared to other income of $0.2 million for June 30, 2014. Other, net primarily represents unrealized gains and losses on trading securities held.

Income Taxes

The combined federal and state effective tax rate for the second quarter of 2015 was 38.5% compared to a rate of 37.6% for the same period in 2014.  The increase in our effective tax rate was primarily due to large non-deductible Towne acquisition costs incurred in 2015. The prior year quarter also benefited from the settlement of certain TQI related state tax matters and the amounts required to be paid being approximately $0.1 million less than what was previously reserved.

Net Income

As a result of the foregoing factors, net income decreased by $10.7 million, or 39.1%, to $16.7 million for the six months ended June 30, 2015 compared to $27.4 million for the same period in 2014.

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

In 2015, we performed a fair value estimation for each operating segment. Our 2015 calculations for Forward Air, CST, FASI and TQI indicated that, as of June 30, 2015, the fair value of each reporting unit exceeded their carrying value by approximately 217.0%, 20.0%, 93.0% and 16.0%, respectively. For our 2015 analysis, the significant assumptions used for the income approach were 10 years of projected net cash flows and the following discount and long-term growth rates:

	Forward Air	CST	FASI	TQI
Discount rate	13.0%	13.5%	16.0%	16.0%
Long-term growth rate	5.0%	4.0%	5.0%	4.0%

Impact of Recent Accounting Pronouncements

In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017 (early adoption is permitted for interim and annual periods beginning on or after December 15, 2016). The guidance permits the use of either a retrospective or cumulative effect transition method. We have not yet selected a transition method and are currently evaluating the impact of the amended guidance on our consolidated financial position, results of operations and related disclosures.
Liquidity and Capital Resources

We have historically financed our working capital needs, including capital expenditures, with cash flows from operations and borrowings under our bank lines of credit. Net cash provided by operating activities totaled approximately $18.6 million for the six months ended June 30, 2015 compared to approximately $39.2 million for the six months ended June 30, 2014. The $20.6 million decrease in cash provided by operating activities is mainly attributable to a $9.6 million decrease in net earnings after consideration of non-cash items and a $18.8 million increase in cash used to fund accounts payable and prepaid assets, net of a $7.8 million increase in cash collected from accounts receivable. The decrease in net earnings after consideration of non-cash items is primarily attributable to the decrease in net income, which was driven by Towne acquisition and integration costs previously discussed.The increases in cash used for accounts payable and prepaid assets is mainly attributable to cash paid to settle trade payables assumed with the Towne acquisition. The increases in cash received from accounts receivables are attributable to the collection of acquired Towne trade receivables.

Net cash used in investing activities was approximately $73.8 million for the six months ended June 30, 2015 compared with approximately $116.1 million used in investing activities during the six months ended June 30, 2014. Investing activities during the six months ended June 30, 2015 consisted primarily of $62.4 million used to acquire Towne and net capital expenditures of $11.3 million primarily for new tractors and trailers to replace aging units.  Investing activities during the six months ended June 30, 2014 consisted primarily of $83.0 million used to acquire CST and net capital expenditures of $33.0 million primarily for new trailers, vehicles and forklifts to replace aging units. The proceeds from disposal of property and equipment during the six months ended June 30, 2015 and 2014 were primarily from sales of older trailers and vehicles.

Net cash provided by financing activities totaled approximately $56.3 million for the six months ended June 30, 2015 compared with net cash used in financing activities of $25.5 million for the six months ended June 30, 2014.  The $81.8 million change in cash from financing activities was attributable to $125.0 million of proceeds from executing a two year term loan in conjunction with the Towne acquisition partly offset by a $63.7 million increase in payments on debt and capital leases. Additionally, there was a $0.5 million increase in cash from employee stock transactions and related tax benefits. Payments on debt and capital leases increased as the result of higher debt assumed and settled with the acquisition of Towne as compared to CST. The prior year also included $20.0 million used to repurchase shares of our common stock, with none purchased during the first six months of 2015.

On February 4, 2015, we entered into a five-year senior, unsecured credit facility (the “Facility”) with a maximum aggregate principal amount of $275.0 million, including a revolving credit facility of $150.0 million and a term loan facility of $125.0 million. The revolving credit facility has a sublimit of $25.0 million for letters of credit and a sublimit of $15.0 million for swing line loans. The revolving credit facility is scheduled to expire in February 2020 and may be used to refinance our existing indebtedness and for working capital, capital expenditures and other general corporate purposes. Unless we elect otherwise under the credit agreement, interest on borrowings under the Facility are based on the highest of (a) the federal funds rate plus 0.5%, (b) the administrative agent's prime rate and (c) the LIBOR Rate plus 1.0%, in each case plus a margin that can range from 0.1% to 0.6% with respect to the term loan facility and from 0.3% to 0.8% with respect to the revolving credit facility depending on our ratio of consolidated funded indebtedness to earnings as set forth in the credit agreement. The Facility contains financial covenants and other covenants that, among other things, restrict our ability, without the approval of the lenders, to engage in certain mergers, consolidations, asset sales, investments, transactions or to incur liens or indebtedness, as set forth in the credit agreement. As of June 30, 2015, we had no borrowings outstanding under the revolving credit facility. At June 30, 2015, we had utilized $13.7 of availability for outstanding letters of credit and had $136.3 of available borrowing capacity outstanding under the revolving credit facility.

In conjunction with the acquisition of Towne, we borrowed $125.0 million on the available term loan. The term loan is payable in quarterly installments of 11.1% of the original principal amount of the term loan plus accrued and unpaid interest, and matures in March 2017. The interest rate on the term loan was 1.3% at June 30, 2015.

On February 7, 2014, our Board of Directors approved a new stock repurchase authorization for up to two million shares of our common stock. There were no shares repurchased during for the three and six months ended June 30, 2015. During the three months ended June 30, 2014, we repurchased 446,986 for $19,985, or $44.71 per share. As of June 30, 2015, 1,118,021 shares remain that may be repurchased.

During each quarter of 2014 and the first and second quarters of 2015, our Board of Directors declared a cash dividend of $0.12 per share of common stock. We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the six months ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
3.1
Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999 (File No. 0-22490))

3.2
Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3-1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 6, 2009 (File No. 0-22490))

4.1
Form of Forward Air Corporation Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998 (File No. 0-22490))

10.1
Agreement and Plan of Merger, dated February 4, 2015 by and among CLP Towne Inc., Forward Air, Inc., FAC Subsidiary, Inc., ZM Private Equity Fund I, L.P., as the Equity Holders' Representative, and the Indemnifying Equity Holders party therto (incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2015 (File No. 0-22490))

10.2
Credit Agreement dated February 4, 2015 among Forward Air Corporation and Forward Air, Inc., as borrowers, the subsidiaries of the borrowers identified therein, Bank of America, N.A., First Tennessee Bank, N.A. and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2015 (File No. 0-22490))

10.3
First Amendment dated June 19, 2015 to the Credit Agreement dated February 4, 2015 among Forward Air Corporation and Forward Air, Inc., as borrowers, the subsidiaries of the borrowers identified therein, Bank of America, N.A., First Tennessee Bank, N.A. and the other lenders party thereto

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

Forward Air Corporation
Date: July 24, 2015	By:	/s/ Rodney L. Bell
Rodney L. Bell Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer)

By:	/s/ Michael P. McLean
Michael P. McLean Chief Accounting Officer, Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

No.	Exhibit
3.1
Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999 (File No. 0-22490))

3.2
Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3-1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 6, 2009 (File No. 0-22490))

4.1
Form of Forward Air Corporation Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998 (File No. 0-22490))

10.1
Agreement and Plan of Merger, dated February 4, 2015 by and among CLP Towne Inc., Forward Air, Inc., FAC Subsidiary, Inc., ZM Private Equity Fund I, L.P., as the Equity Holders' Representative, and the Indemnifying Equity Holders party therto (incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2015 (File No. 0-22490))

10.2
Credit Agreement dated February 4, 2015 among Forward Air Corporation and Forward Air, Inc., as borrowers, the subsidiaries of the borrowers identified therein, Bank of America, N.A., First Tennessee Bank, N.A. and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2015 (File No. 0-22490))

10.3
First Amendment dated June 19, 2015 to the Credit Agreement dated February 4, 2015 among Forward Air Corporation and Forward Air, Inc., as borrowers, the subsidiaries of the borrowers identified therein, Bank of America, N.A., First Tennessee Bank, N.A. and the other lenders party thereto

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