Form 10-Q
period 2015-09-30
FORWARD AIR CORP
filed 2015-10-23
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2015
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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of October 19, 2015 was 30,832,143.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited).

Forward Air Corporation
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)
(Unaudited)
	September 30, 2015	December 31, 2014
Assets
Current assets:
Cash	$47,444	$41,429
Accounts receivable, less allowance of $2,794 in 2015 and $2,563 in 2014	114,674	95,326
Other current assets	23,579	13,200
Total current assets	185,697	149,955

Property and equipment	322,681	305,188
Less accumulated depreciation and amortization	150,180	132,699
Total property and equipment, net	172,501	172,489
Goodwill and other acquired intangibles:
Goodwill	206,899	144,412
Other acquired intangibles, net of accumulated amortization of $48,481 in 2015 and $40,307 in 2014	130,531	72,705
Total net goodwill and other acquired intangibles	337,430	217,117
Other assets	3,037	2,244
Total assets	$698,665	$541,805

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$27,435	$20,572
Accrued expenses	29,691	22,583
Current portion of debt and capital lease obligations	55,898	276
Total current liabilities	113,024	43,431

Long-term debt and capital lease obligations, less current portion	42,830	1,275
Other long-term liabilities	12,198	8,356
Deferred income taxes	38,257	25,180

Shareholders’ equity:
Preferred stock	—	—
Common stock, $0.01 par value: Authorized shares - 50,000,000, Issued and outstanding shares - 30,626,467 in 2015 and 30,255,182 in 2014	306	303
Additional paid-in capital	152,700	130,107
Retained earnings	339,350	333,153
Total shareholders’ equity	492,356	463,563
Total liabilities and shareholders’ equity	$698,665	$541,805

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Operating revenue	$247,093	$201,477	$702,705	$566,897

Operating expenses:
Purchased transportation	104,434	85,874	301,253	242,259
Salaries, wages and employee benefits	59,025	45,651	174,815	131,464
Operating leases	17,072	8,503	51,105	25,019
Depreciation and amortization	9,399	8,115	27,601	22,879
Insurance and claims	5,161	3,747	16,531	10,978
Fuel expense	3,826	5,012	12,034	14,990
Other operating expenses	23,575	17,669	66,608	48,537
Total operating expenses	222,492	174,571	649,947	496,126
Income from operations	24,601	26,906	52,758	70,771

Other income (expense):
Interest expense	(554)	(172)	(1,489)	(355)
Other, net	10	(55)	(127)	144
Total other income (expense)	(544)	(227)	(1,616)	(211)
Income before income taxes	24,057	26,679	51,142	70,560
Income taxes	8,370	9,935	18,795	26,437
Net income and comprehensive income	$15,687	$16,744	$32,347	$44,123

Net income per share:
Basic	$0.51	$0.55	$1.04	$1.44
Diluted	$0.50	$0.54	$1.03	$1.41

Dividends per share:	$0.12	$0.12	$0.36	$0.36

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended
	September 30, 2015	September 30, 2014

Operating activities:
Net income	$32,347	$44,123
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	27,601	22,879
Share-based compensation	5,562	5,005
Gain on disposal of property and equipment	(3)	(441)
Provision for loss (recovery) on receivables	463	(39)
Provision for revenue adjustments	3,391	1,896
Deferred income tax	5,546	1,729
Excess tax benefit for stock options exercised	(2,365)	(554)
Changes in operating assets and liabilities
Accounts receivable	866	(15,875)
Prepaid expenses and other current assets	(1,531)	(1,397)
Accounts payable and accrued expenses	(14,562)	7,767
Net cash provided by operating activities	57,315	65,093

Investing activities:
Proceeds from disposal of property and equipment	1,200	1,582
Purchases of property and equipment	(18,541)	(37,101)
Acquisition of business, net of cash acquired	(62,375)	(84,348)
Other	(101)	53
Net cash used in investing activities	(79,817)	(119,814)

Financing activities:
Proceeds from term loan	125,000	—
Payments of debt and capital lease obligations	(87,367)	(9,662)
Proceeds from exercise of stock options	11,351	13,083
Payments of cash dividends	(11,133)	(11,141)
Repurchase of common stock (repurchase program)	(9,996)	(39,972)
Common stock issued under employee stock purchase plan	228	148
Cash settlement of share-based awards for minimum tax withholdings	(1,931)	(1,083)
Excess tax benefit for stock options exercised	2,365	554
Net cash provided by (used in) financing activities	28,517	(48,073)
Net increase (decrease) in cash	6,015	(102,794)
Cash at beginning of period	41,429	127,367
Cash at end of period	$47,444	$24,573

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2015

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company’s operating results are subject to seasonal trends when measured on a quarterly basis; therefore operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015. For further information, refer to the consolidated financial statements and notes thereto included in the Forward Air Corporation Annual Report on Form 10-K for the year ended December 31, 2014.

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
September 30, 2015

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
Effective with the acquisition of Towne, the Company immediately entered into a restructuring plan to remove duplicate costs, primarily in the form of, but not limited to salaries, wages and benefits and facility leases. As a result of these plans, during the nine months ended September 30, 2015 the Company recognized expense and recorded liabilities of $2,588 and $11,290 for severance obligations and remaining net payments on vacated, duplicate facilities, respectively. The expenses associated with the severance obligations and vacated, duplicate facilities were recognized in the salaries, wages and benefits and operating lease line items, respectively. The Company also incurred expense of $9,059 for various other integration and transaction related costs which are largely included in other operating expenses.
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
As part of the Company's strategy to scale CST's operations, in September 2014, CST acquired certain assets of Recob Great Lakes Express, Inc. ("RGL") for $1,350 and in November 2014, acquired Multi-Modal Trucking, Inc. and Multi-Modal Services, Inc. (together referred to as "MMT") for approximately $5,825 in cash and $1,000 in available earn out. The MMT earn out is based

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2015

on acquired operations exceeding 2015 earnings goals, and the earn out was fully accrued as of September 30, 2015. The acquisition of RGL and MMT's assets provided an opportunity for CST to expand into additional Midwest markets.
The Company incurred total transaction costs related to the acquisitions of approximately $900, which were expensed during the three months ended March 31, 2014, in accordance with U.S. GAAP. These transaction costs were primarily included in "Other operating expenses" in the consolidated statements of comprehensive income.
The assets, liabilities, and operating results of CST, RGL and MMT ("CST acquisitions") have been included in the Company's consolidated financial statements from the dates of acquisition and have been assigned to the Forward Air reportable segment. The results of CST, RGL and MMT operations reflected in the Company's consolidated statements of comprehensive income for the three and nine months ended September 30, 2014 from the date of acquisition (February 2, 2014) are as follows (in thousands, except per share data):

	Three months ended September 30, 2014	Dates of acquisition to September 30, 2014
Operating revenue	$21,100	$49,975
Income from operations	2,517	4,804
Net income	1,553	2,934
Net income per share
Basic	$0.05	$0.10
Diluted	$0.05	$0.09

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2015

Allocations of Purchase Prices
The following table presents the allocations of the Towne, CST, RGL and MMT purchase prices to the assets acquired and liabilities assumed based on their estimated fair values and resulting residual goodwill (in thousands):

	Towne	CST	RGL & MMT
	March 9, 2015	February 2, 2014	September & November 2014
Tangible assets:
Accounts receivable	$24,068	$9,339	$—
Prepaid expenses and other current assets	2,916	101	—
Property and equipment	2,095	2,132	287
Other assets	614	35	—
Deferred income taxes	2,159	—	—
Total tangible assets	31,852	11,607	287
Intangible assets:
Non-compete agreements	—	930	92
Trade name	—	500	—
Customer relationships	66,000	36,000	3,590
Goodwill	62,487	51,710	4,206
Total intangible assets	128,487	89,140	7,888
Total assets acquired	160,339	100,747	8,175

Liabilities assumed:
Current liabilities	27,642	6,535	1,000
Other liabilities	3,885	—	—
Debt and capital lease obligations	59,544	11,215	—
Deferred income taxes	6,893	—	—
Total liabilities assumed	97,964	17,750	1,000
Net assets acquired	$62,375	$82,997	$7,175
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
The fair value of the non-compete agreements and customer relationships assets were estimated using an income approach (level 3). Under this method, an intangible asset's fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To calculate fair value, the Company used cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset. The Company believes that the level and timing of cash flows appropriately reflect market participant assumptions. The fair value of the acquired trade

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2015

name was estimated using an income approach, specifically known as the relief from royalty method. The relief from royalty method is based on a hypothetical royalty stream that would be paid if the Company did not own the applicable name and had to license the trade name. The Company derived the hypothetical royalty income from the projected revenues of CST. Cash flows were assumed to extend through the remaining economic useful life of each class of intangible asset.
Pro forma
The following unaudited pro forma information presents a summary of the Company's consolidated results of operations as if the acquisitions occurred as of January 1, 2014 (in thousands, except per share data).

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Operating revenue	$247,093	$260,502	$736,932	$743,975
Income from operations	24,601	26,901	50,451	64,326
Net income	15,687	16,486	29,868	39,331
Net income per share
Basic	$0.51	$0.54	$0.97	$1.28
Diluted	$0.50	$0.53	$0.96	$1.25
The unaudited pro forma consolidated results for the three and nine month periods are based on the historical financial information of Towne and CST. The unaudited pro forma consolidated results incorporate historical financial information since January 1, 2014. The historical financial information has been adjusted to give effect to pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed these acquisitions on January 1, 2014.
Goodwill
The following is a summary of the changes in goodwill for the nine months ended September 30, 2015. Approximately $99,248 of goodwill, not including the goodwill acquired with the Towne acquisition, is deductible for tax purposes.

	Forward Air		FASI		TQI		Total
		Accumulated		Accumulated		Accumulated
	Goodwill	Impairment	Goodwill	Impairment	Goodwill	Impairment	Net
Beginning balance, December 31, 2014	$93,842	$—	$12,359	$(6,953)	$45,164	$—	$144,412
Towne acquisition	62,487	—	—	—	—	—	62,487
Ending balance, September 30, 2015	$156,329	$—	$12,359	$(6,953)	$45,164	$—	$206,899
The Company conducted its annual impairment assessments and tests of goodwill for each reporting unit as of June 30, 2015 and no impairment charges were required.  The first step of the goodwill impairment test is the Company assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the reporting unit's carrying amount, including goodwill. When performing the qualitative assessment, the Company considers the impact of factors including, but not limited to, macroeconomic and industry conditions, overall financial performance of each reporting unit, litigation and new legislation. If based on the qualitative assessments, the Company believes it more likely than not that the fair value of a reporting unit is less than the reporting unit's carrying amount, or periodically as deemed appropriate by management, the Company will prepare an estimation of the respective reporting unit's fair value utilizing a quantitative approach.  If a quantitative fair value estimation is required, the Company calculates the fair value of the applicable reportable units, using a combination of discounted projected cash flows and market valuations for comparable companies as of the valuation date.  The Company's inputs into the fair value calculations for goodwill are classified within level 3 of the fair value hierarchy as defined in the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“the FASB Codification”). If this

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2015

estimation of fair value indicates that impairment potentially exists, the Company will then measure the amount of the impairment, if any.  Goodwill impairment exists when the calculated implied fair value of goodwill is less than its carrying value.  Changes in strategy or market conditions could significantly impact these fair value estimates and require adjustments to recorded asset balances.

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

Employee Activity - Stock Options

Stock option grants to employees generally expire seven years from the grant date and typically vest ratably over a three-year period.  The Company used the Black-Scholes option-pricing model to estimate the grant-date fair value of options granted.  The weighted-average fair value of options granted and assumptions used to calculate their fair value during the three and nine months ended September 30, 2015 and 2014 were as follows:

	Three months ended
	September 30, 2015	September 30, 2014
Expected dividend yield	1.2%	—%
Expected stock price volatility	29.8%	—%
Weighted average risk-free interest rate	1.4%	—%
Expected life of options (years)	4.5	0.0
Weighted average grant date fair value	$12	$—

	Nine months ended
	September 30, 2015	September 30, 2014
Expected dividend yield	1.0%	1.2%
Expected stock price volatility	33.7%	38.8%
Weighted average risk-free interest rate	1.6%	1.6%
Expected life of options (years)	6.0	5.3
Weighted average grant date fair value	$16	$14

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2015

The following tables summarize the Company’s employee stock option activity and related information:

	Three months ended September 30, 2015
				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Options	Exercise	Value	Contractual
	(000)	Price	(000)	Term
Outstanding at June 30, 2015	902	$31
Granted	5	52
Exercised	—	—
Forfeited	(1)	23
Outstanding at September 30, 2015	906	$31	$14,819	2.7
Exercisable at September 30, 2015	713	$27	$14,507	1.9

	Three months ended
	September 30, 2015	September 30, 2014
Share-based compensation for options	$352	$343
Tax benefit for option compensation	$137	$131
Unrecognized compensation cost for options, net of estimated forfeitures	$1,977	$1,971

	Nine months ended September 30, 2015
				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Options	Exercise	Value	Contractual
	(000)	Price	(000)	Term
Outstanding at December 31, 2014	1,363	$28
Granted	87	51
Exercised	(530)	27
Forfeited	(14)	29
Outstanding at September 30, 2015	906	$31	$14,819	2.7
Exercisable at September 30, 2015	713	$27	$14,507	1.9

	Nine months ended
	September 30, 2015	September 30, 2014
Share-based compensation for options	$1,029	$989
Tax benefit for option compensation	$403	$377
Unrecognized compensation cost for options, net of estimated forfeitures	$1,977	$1,971

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2015

Employee Activity - Non-vested Shares

Non-vested share grants to employees vest ratably over a three-year period.  The non-vested shares’ fair values were estimated using closing market prices on the day of grant. The following tables summarize the Company’s employee non-vested share activity and related information:

	Three months ended September 30, 2015
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at June 30, 2015	194	$46
Granted	—	—
Vested	—	—
Forfeited	(1)	48
Outstanding and non-vested at September 30, 2015	193	$46	$8,808

	Three months ended
	September 30, 2015	September 30, 2014
Share-based compensation for non-vested shares	$1,031	$906
Tax benefit for non-vested share compensation	$403	$345
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$6,148	$5,241

	Nine months ended September 30, 2015
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2014	190	$40
Granted	100	51
Vested	(92)	39
Forfeited	(5)	45
Outstanding and non-vested at September 30, 2015	193	$46	$8,808

	Nine months ended
	September 30, 2015	September 30, 2014
Share-based compensation for non-vested shares	$3,042	$2,726
Tax benefit for non-vested share compensation	$1,190	$1,039
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$6,148	$5,241

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2015

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

	Nine months ended
	September 30, 2015	September 30, 2014
Expected stock price volatility	23.5%	32.5%
Weighted average risk-free interest rate	1.0%	0.7%

The following tables summarize the Company’s employee performance share activity, assuming median share awards, and related information:

	Three months ended September 30, 2015
		Weighted-	Aggregate
	Performance	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at June 30, 2015	77	$52
Granted	—	—
Additional shares awarded based on performance	—	—
Vested	—	—
Outstanding and non-vested at September 30, 2015	77	$52	$4,016

	Three months ended
	September 30, 2015	September 30, 2014
Share-based compensation for performance shares	$337	$275
Tax benefit for performance share compensation	$132	$105
Unrecognized compensation cost for performance shares, net of estimated forfeitures	$2,062	$1,500

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2015

	Nine months ended September 30, 2015
		Weighted-	Aggregate
	Performance	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2014	74	$44
Granted	27	67
Additional shares awarded based on performance	—	—
Vested	(24)	45
Outstanding and non-vested at September 30, 2015	77	$52	$4,016

	Nine months ended
	September 30, 2015	September 30, 2014
Share-based compensation for performance shares	$972	$822
Tax benefit for performance share compensation	$380	$313
Unrecognized compensation cost for performance shares, net of estimated forfeitures	$2,062	$1,500

Employee Activity - Employee Stock Purchase Plan

Under the 2005 Employee Stock Purchase Plan (the “ESPP”), which has been approved by shareholders, the Company is authorized to issue up to a remaining 398,705 shares of common stock to employees of the Company. These shares may be issued at a price equal to 90% of the lesser of the market value on the first day or the last day of each 6-month purchase period. Common stock purchases are paid for through periodic payroll deductions and/or up to two large lump sum contributions. For the nine months ended September 30, 2015, participants under the plan purchased 5,087 shares at an average price of $44.74 per share. For the nine months ended September 30, 2014, participants under the plan purchased 3,814 shares at an average price of $38.88 per share. The weighted-average fair value of each purchase right under the ESPP granted for the nine months ended September 30, 2015, which is equal to the discount from the market value of the common stock at the end of each six month purchase period, was $7.52 per share. The weighted-average fair value of each purchase right under the ESPP granted for the nine months ended September 30, 2014, which is equal to the discount from the market value of the common stock at the end of each six month purchase period, was $8.97 per share. Share-based compensation expense of $37 and $35 was recognized during the nine months ended September 30, 2015 and 2014, respectively.

Non-employee Director Activity - Non-vested Shares

Grants of non-vested shares to non-employee directors vest ratably over the elected term to the Board of Directors, or approximately one year.  The following tables summarize the Company’s non-employee non-vested share activity and related information:

	Three months ended September 30, 2015
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at June 30, 2015	12	$52
Granted	1	45
Vested	—	—
Outstanding and non-vested at September 30, 2015	13	$52	$699

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2015

	Three months ended
	September 30, 2015	September 30, 2014
Share-based compensation for non-vested shares	$166	$152
Tax benefit for non-vested share compensation	$65	$58
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$424	$363

	Nine months ended September 30, 2015
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2014	15	$44
Granted	12	52
Vested	(14)	43
Outstanding and non-vested at September 30, 2015	13	$52	$699

	Nine months ended
	September 30, 2015	September 30, 2014
Share-based compensation for non-vested shares	$482	$433
Tax benefit for non-vested share compensation	$189	$165
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$424	$363

5.    Senior Credit Facility

On February 4, 2015, the Company entered into a five-year senior, unsecured credit facility (the “Facility”) with a maximum aggregate principal amount of $275,000, including a revolving credit facility of $150,000 and a term loan facility of $125,000. The revolving credit facility has a sublimit of $25,000 for letters of credit and a sublimit of $15,000 for swing line loans. The revolving credit facility is scheduled to expire in February 2020 and may be used to refinance existing indebtedness of the Company and for working capital, capital expenditures and other general corporate purposes. Unless the Company elects otherwise under the credit agreement, interest on borrowings under the Facility are based on the highest of (a) the federal funds rate plus 0.5%, (b) the administrative agent's prime rate and (c) the LIBOR Rate plus 1.0%, in each case plus a margin that can range from 0.1% to 0.6% with respect to the term loan facility and from 0.3% to 0.8% with respect to the revolving credit facility depending on the Company’s ratio of consolidated funded indebtedness to earnings as set forth in the credit agreement. The Facility contains financial covenants and other covenants that, among other things, restrict the ability of the Company, without the approval of the lenders, to engage in certain mergers, consolidations, asset sales, investments, transactions or to incur liens or indebtedness, as set forth in the credit agreement. As of September 30, 2015, the Company had no borrowings outstanding under the revolving credit facility. At September 30, 2015, the Company had utilized $13,653 of availability for outstanding letters of credit and had $136,347 of available borrowing capacity outstanding under the revolving credit facility.

In conjunction with the acquisition of Towne (see note 2), the Company borrowed $125,000 on the available term loan. The term loan is payable in quarterly installments of 11.1% of the original principal amount of the term loan plus accrued and unpaid interest, and matures in March 2017. The interest rate on the term loan was 1.4% at September 30, 2015. The remaining balance on the term loan was $97,225 as of September 30, 2015. Of that amount, $55,550 is a current liability.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2015

6.    Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three months ended		Nine months ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Numerator:
Net income and comprehensive income	$15,687	$16,744	$32,347	$44,123
Income allocated to participating securities	(104)	—	(215)	—
Numerator for basic and diluted income per share - net income	$15,583	$16,744	$32,132	$44,123
Denominator (in thousands):
Denominator for basic income per share - weighted-average shares	30,715	30,415	30,750	30,710
Effect of dilutive stock options (in thousands)	250	480	300	483
Effect of dilutive performance shares (in thousands)	33	37	34	41
Denominator for diluted income per share - adjusted weighted-average shares	30,998	30,932	31,084	31,234
Basic net income per share	$0.51	$0.55	$1.04	$1.44
Diluted net income per share	$0.50	$0.54	$1.03	$1.41

The number of instruments that could potentially dilute net income per basic share in the future, but that were not included in the computation of net income per diluted share because to do so would have been anti-dilutive for the periods presented, are as follows:

	September 30, 2015	September 30, 2014
Anti-dilutive stock options (in thousands)	176	108
Anti-dilutive performance shares (in thousands)	23	—
Total anti-dilutive shares (in thousands)	199	108

7.    Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states and Canada. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2010.

For the three and nine months ended September 30, 2015 and 2014, the effective income tax rates varied from the statutory federal income tax rate of 35.0%, primarily as a result of the effect of state income taxes, net of the federal benefit, and permanent differences between book and tax net income. The combined federal and state effective tax rate for the nine months ended September 30, 2015 was 36.8% compared to a rate of 37.5% for the same period in 2014.  The reduction in the 2015 effective tax rate was attributable to amending of prior year federal and state income tax returns to take advantage of qualified production property deductions. This reduction was partially offset by large non-deductible Towne acquisition costs incurred in 2015.

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
September 30, 2015

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

	September 30, 2015
	Carrying Value	Fair Value
Capital leases	$1,503	$1,611

The Company's fair value calculations for the above financial instruments are classified within level 3 of the fair value hierarchy.

9.    Shareholders' Equity

During each quarter of 2014 and the first, second and third quarter of 2015, the Company's Board of Directors declared a cash dividend of $0.12 per share of common stock. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors

On February 7, 2014, our Board of Directors approved a new stock repurchase authorization for up to two million shares of our common stock. During the three and nine months ended September 30, 2015, we repurchased 204,590 for $9,996, or $48.86 per share. During the three months ended September 30, 2014, the company repurchased 434,993 for $19,987, or $45.95 per share. During the nine months ended September 30, 2014, the Company repurchased 881,979 for $39,972, or $45.32 per share. As of September 30, 2015, 913,431 shares remain that may be repurchased.

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
September 30, 2015

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

The following tables summarize segment information about net income and assets used by the chief operating decision maker of the Company in making decisions regarding allocation of assets and resources as of and for the three and nine months ended September 30, 2015 and 2014.

	Three months ended September 30, 2015
	Forward Air	FASI	TQI	Eliminations	Consolidated
External revenues	$205,072	$31,948	$10,073	$—	$247,093
Intersegment revenues	1,227	184	100	(1,511)	—
Depreciation and amortization	6,911	1,480	1,008	—	9,399
Share-based compensation expense	1,808	62	16	—	1,886
Interest expense	554	—	—	—	554
Interest income	1	—	—	—	1
Income tax expense	7,994	209	167	—	8,370
Net income	15,091	332	264	—	15,687
Total assets	770,981	45,017	89,659	(206,992)	698,665
Capital expenditures	3,592	1,108	1,879	—	6,579

	Three months ended September 30, 2014
	Forward Air	FASI	TQI	Eliminations	Consolidated
External revenues	$159,025	$30,462	$11,990	$—	$201,477
Intersegment revenues	1,060	153	39	(1,252)	—
Depreciation and amortization	5,669	1,502	944	—	8,115
Share-based compensation expense	1,608	47	21	—	1,676
Interest expense	167	—	5	—	172
Interest income	1	—	—	—	1
Income tax expense	8,970	686	279	—	9,935
Net income	15,010	1,097	637	—	16,744
Total assets	595,447	43,771	88,462	(197,735)	529,945
Capital expenditures	2,064	1,610	7	—	3,681

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2015

	Nine months ended September 30, 2015
	Forward Air	FASI	TQI	Eliminations	Consolidated
External revenues	$583,252	$86,460	$32,993	$—	$702,705
Intersegment revenues	3,189	580	263	(4,032)	—
Depreciation and amortization	20,095	4,566	2,940	—	27,601
Share-based compensation expense	5,358	158	46	—	5,562
Interest expense	1,489	—	—	—	1,489
Interest income	3	—	—	—	3
Income tax expense	17,580	329	886	—	18,795
Net income	30,424	502	1,421	—	32,347
Total assets	770,981	45,017	89,659	(206,992)	698,665
Capital expenditures	9,229	3,344	5,968	—	18,541

	Nine months ended September 30, 2014
	Forward Air	FASI	TQI	Eliminations	Consolidated
External revenues	$445,874	$84,482	$36,541	$—	$566,897
Intersegment revenues	2,664	390	230	(3,284)	—
Depreciation and amortization	15,976	4,229	2,674	—	22,879
Share-based compensation expense	4,829	128	48	—	5,005
Interest expense	377	2	(24)	—	355
Interest income	8	—	—	—	8
Income tax expense	24,367	1,034	1,036	—	26,437
Net income	40,196	1,693	2,234	—	44,123
Total assets	595,447	43,771	88,462	(197,735)	529,945
Capital expenditures	24,766	6,165	6,170	—	37,101

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Executive Summary

Our operations can be broadly classified into three principal segments: Forward Air, Forward Air Solutions (“FASI”) and Total Quality ("TQI").

Through our Forward Air segment, we provide time-definite surface transportation and related logistics services to the North American expedited ground freight market. Our licensed property broker utilizes qualified motor carriers, including our own, and other third-party transportation companies, to offer our customers local pick-up and delivery (Forward Air Complete®) and scheduled surface transportation of cargo as a cost-effective, reliable alternative to air transportation. We transport cargo that must be delivered at a specific time, but is less time-sensitive than traditional air freight. This type of cargo is frequently referred to in the transportation industry as deferred air freight. We operate our Forward Air segment through a network of terminals located on or near airports in 90 cities in the United States and Canada, including a central sorting facility in Columbus, Ohio and 12 regional hubs serving key markets. We also offer our customers an array of logistics and other services including: expedited truckload brokerage (“TLX”); intermodal drayage; dedicated fleets; warehousing; customs brokerage; and shipment consolidation, deconsolidation and handling.

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

Results from Operations
During the three months ended September 30, 2015, we experienced a 22.6% increase in our consolidated revenues compared to the three months ended September 30, 2014, but a 8.6% deterioration in our operating income.

Forward Air's revenue increased $46.2 million, or 28.9%, but operating income decreased 2.1% for the three months ended September 30, 2015, compared to the same period in 2014. The increase of Forward Air revenue was the result of higher airport-to-airport volumes mostly attributable to the acquisition of Towne. The decline in operating income was mostly attributable to integration and deal costs related to the Towne acquisition. The integration and deal costs were partially offset by the increase in operating income from CST, September rate increases implemented in our airport-to-airport business and improved efficiencies on the additional revenue from the Towne acquisition.

FASI revenue increased $1.5 million, or 4.9%, while operating results decreased $1.3 million for the three months ended September 30, 2015, compared to the same period in 2014.  The decline in FASI operating income was primarily the result of increased insurance and claims, continuing costs related to opening a new facility in the second quarter of 2015 and relocating certain facilities in the third quarter of 2015.

TQI's revenue decreased $1.8 million, or 15.0%, and operating income decreased $0.5 million, or 55.6%, for the three months ended September 30, 2015, compared to the same period in 2014. Operating income as a percentage of revenue decreased to 3.9% for the three months ended September 30, 2015 compared to 7.5% for the three months ended September 30, 2014. The decrease in operating income in total dollars and as a percentage of revenue is primarily attributable to the decrease in revenue as well as increases in vehicle insurance premiums.

Fuel Surcharge

Our net fuel surcharge revenue is the result of our fuel surcharge rates, which are set weekly using the national average for diesel price per gallon, and the tonnage transiting our network.  During the three months ended September 30, 2015, total net fuel surcharge revenue decreased 24.4% as compared to the same period in 2014. The decrease in net fuel surcharge revenue for the three months ended September 30, 2015 compared to the same periods in 2014 was mostly due to decreased fuel prices offset by increased Forward Air business volumes mostly due to the Towne and CST acquisitions. Partially offsetting the decline in net fuel surcharge revenue was a 24.0% decline in fuel expense which was also the result of the declining fuel prices.

Results of Operations

The following table sets forth our consolidated historical financial data for the three months ended September 30, 2015 and 2014 (in millions):

	Three months ended September 30
	2015	2014	Change	Percent Change
Operating revenue	$247.1	$201.5	$45.6	22.6%
Operating expenses:
Purchased transportation	104.4	85.9	18.5	21.5
Salaries, wages, and employee benefits	59.1	45.7	13.4	29.3
Operating leases	17.0	8.5	8.5	100.0
Depreciation and amortization	9.4	8.1	1.3	16.0
Insurance and claims	5.2	3.7	1.5	40.5
Fuel expense	3.8	5.0	(1.2)	(24.0)
Other operating expenses	23.6	17.7	5.9	33.3
Total operating expenses	222.5	174.6	47.9	27.4
Income from operations	24.6	26.9	(2.3)	(8.6)
Other expense:
Interest expense	(0.5)	(0.2)	(0.3)	150.0
Total other expense	(0.5)	(0.2)	(0.3)	150.0
Income before income taxes	24.1	26.7	(2.6)	(9.7)
Income taxes	8.4	9.9	(1.5)	(15.2)
Net income	$15.7	$16.8	$(1.1)	(6.5)%

The following table sets forth our historical financial data by segment for the three months ended September 30, 2015 and 2014 (in millions):

	Three months ended September 30
Forward Air		Percent of		Percent of		Percent
	2015	Revenue	2014	Revenue	Change	Change
Operating revenue	$206.3	83.5%	$160.1	79.4%	$46.2	28.9%
Operating expenses:
Purchased transportation	92.0	44.6	71.9	44.9	20.1	28.0
Salaries, wages, and employee benefits	44.5	21.6	33.1	20.7	11.4	34.4
Operating leases	14.5	7.0	6.5	4.1	8.0	123.1
Depreciation and amortization	6.9	3.4	5.7	3.6	1.2	21.1
Insurance and claims	4.0	1.9	3.1	1.9	0.9	29.0
Fuel expense	1.7	0.8	2.1	1.3	(0.4)	(19.0)
Other operating expenses	19.0	9.2	13.5	8.4	5.5	40.7
Income from operations	$23.7	11.5%	$24.2	15.1%	$(0.5)	(2.1)%

FASI		Percent of		Percent of		Percent
	2015	Revenue	2014	Revenue	Change	Change
Operating revenue	$32.1	13.0%	$30.6	15.2%	$1.5	4.9%
Operating expenses:
Purchased transportation	8.8	27.4	8.8	28.8	—	—
Salaries, wages, and employee benefits	12.2	38.0	10.4	34.0	1.8	17.3
Operating leases	2.5	7.8	2.0	6.5	0.5	25.0
Depreciation and amortization	1.5	4.7	1.5	4.9	—	—
Insurance and claims	0.9	2.8	0.4	1.3	0.5	125.0
Fuel expense	1.3	4.0	1.8	5.9	(0.5)	(27.8)
Other operating expenses	4.4	13.7	3.9	12.7	0.5	12.8
Income from operations	$0.5	1.6%	$1.8	5.9%	$(1.3)	(72.2)%

TQI		Percent of		Percent of		Percent
	2015	Revenue	2014	Revenue	Change	Change
Operating revenue	$10.2	4.1%	$12.0	6.0%	$(1.8)	(15.0)%
Operating expenses:
Purchased transportation	4.6	45.1	6.0	50.0	(1.4)	(23.3)
Salaries, wages, and employee benefits	2.4	23.5	2.2	18.3	0.2	9.1
Operating leases	—	—	—	—	—	—
Depreciation and amortization	1.0	9.8	0.9	7.5	0.1	11.1
Insurance and claims	0.3	2.9	0.2	1.7	0.1	50.0
Fuel expense	0.8	7.9	1.1	9.2	(0.3)	(27.3)
Other operating expenses	0.7	6.9	0.7	5.8	—	—
Income from operations	$0.4	3.9%	$0.9	7.5%	$(0.5)	(55.6)%

Intercompany Eliminations		Percent of		Percent of		Percent
	2015	Revenue	2014	Revenue	Change	Change
Operating revenue	$(1.5)	(0.6)%	$(1.2)	(0.6)%	$(0.3)	25.0%
Operating expenses:
Purchased transportation	(1.0)	66.7	(0.8)	66.7	(0.2)	25.0
Other operating expenses	(0.5)	33.3	(0.4)	33.3	(0.1)	25.0
Income from operations	$—	—%	$—	—%	$—	—%

Consolidated		Percent of		Percent of		Percent
	2015	Revenue	2014	Revenue	Change	Change
Operating revenue	$247.1	100.0%	$201.5	100.0%	$45.6	22.6%
Operating expenses:
Purchased transportation	104.4	42.2	85.9	42.6	18.5	21.5
Salaries, wages, and employee benefits	59.1	23.9	45.7	22.7	13.4	29.3
Operating leases	17.0	6.9	8.5	4.2	8.5	100.0
Depreciation and amortization	9.4	3.8	8.1	4.0	1.3	16.0
Insurance and claims	5.2	2.1	3.7	1.9	1.5	40.5
Fuel expense	3.8	1.5	5.0	2.5	(1.2)	(24.0)
Other operating expenses	23.6	9.6	17.7	8.8	5.9	33.3
Income from operations	$24.6	10.0%	$26.9	13.3%	$(2.3)	(8.6)%

The following table presents the components of the Forward Air segment’s operating revenue and purchased transportation for the three months ended September 30, 2015 and 2014 (in millions):

	Three months ended September 30
		Percent of		Percent of		Percent
	2015	Revenue	2014	Revenue	Change	Change
Operating Revenue
Forward Air
Airport-to-airport	$133.7	64.8%	$111.4	69.6%	$22.3	20.0%
Logistics services
Expedited full truckload - TLX	28.3	13.7	20.0	12.5	8.3	41.5
Intermodal/drayage	22.9	11.1	15.8	9.9	7.1	44.9
Total Logistics services	51.2	24.8	35.8	22.4	15.4	43.0
Other Forward Air services	21.4	10.4	12.9	8.0	8.5	65.9
Forward Air - Total revenue	206.3	83.5	160.1	79.4	46.2	28.9
TQI - Pharmaceutical services	10.2	4.1	12.0	6.0	(1.8)	(15.0)
Forward Air Solutions - Pool distribution	32.1	13.0	30.6	15.2	1.5	4.9
Intersegment eliminations	(1.5)	(0.6)	(1.2)	(0.6)	(0.3)	25.0
Consolidated operating revenue	$247.1	100.0%	$201.5	100.0%	$45.6	22.6%

		Percent of		Percent of		Percent
	2015	Revenue	2014	Revenue	Change	Change
Purchased Transportation
Forward Air
Airport-to-airport	$56.9	42.6%	$47.7	42.8%	$9.2	19.3%
Logistics services
Expedited full truckload - TLX	20.7	73.1	15.0	75.0	5.7	38.0
Intermodal/drayage	8.3	36.2	6.0	38.0	2.3	38.3
Total Logistics services	29.0	56.6	21.0	58.7	8.0	38.1
Other Forward Air services	6.1	28.5	3.2	24.8	2.9	90.6
Forward Air - Total purchased transportation	92.0	44.6	71.9	44.9	20.1	28.0
TQI - Pharmaceutical services	4.6	45.1	6.0	50.0	(1.4)	(23.3)
Forward Air Solutions - Pool distribution	8.8	27.4	8.8	28.8	—	—
Intersegment eliminations	(1.0)	66.7	(0.8)	66.7	(0.2)	25.0
Consolidated purchased transportation	$104.4	42.2%	$85.9	42.6%	$18.5	21.5%

Three Months Ended September 30, 2015 compared to Three Months Ended September 30, 2014

Revenues

Operating revenue increased by $45.6 million, or 22.6%, to $247.1 million for the three months ended September 30, 2015 from $201.5 million in the same period of 2014.

Forward Air

Forward Air operating revenue increased $46.2 million, or 28.9%, to $206.3 million from $160.1 million, accounting for 83.5% of consolidated operating revenue for the three months ended September 30, 2015 compared to 79.4% for the same period in

2014.  Airport-to-airport revenue, which is the largest component of our consolidated operating revenue, increased $22.3 million, or 20.0%, to $133.7 million from $111.4 million, accounting for 64.8% of the segment’s operating revenue during the three months ended September 30, 2015 compared to 69.6% during the three months ended September 30, 2014. The increase is partially attributable to a 27.3% increase in tonnage offset by a 3.0% decrease in our base revenue per pound, excluding net fuel surcharge revenue and Complete revenue. This accounted for $19.6 million of the increase in airport-to-airport revenue. The decrease in average base revenue per pound was attributable to the acquisition of Towne, as Towne's base revenue per pound was notably lower than our legacy Forward Air base revenue per pound. Targeted rate increases implemented in September 2015 helped partially mitigate Towne's impact on base revenue per pound. The remaining increase in airport-to-airport revenue is the result of increased revenue from our Complete pick-up and delivery service offset by a decrease in net fuel surcharge revenue.  Complete revenue increased $5.0 million, or 30.8%, during the three months ended September 30, 2015 compared to the same period of 2014.  The increase in Complete revenue was attributable to improved shipping volumes in our airport-to-airport network and a 21.6% increase in the attachment rate of Complete activity to linehaul shipments, both of which were largely attributable to the Towne acquisition. Compared to the same period in 2014, net fuel surcharge revenue decreased largely due to the decline in fuel prices. The decline in net fuel surcharge revenue due to lower fuel prices was partially offset by volume increases related to the acquisition of Towne for a net decrease of $2.3 million during the three months ended September 30, 2015.

Logistics revenue, which is TLX and our intermodal drayage services, increased $15.4 million, or 43.0%, to $51.2 million in the third quarter of 2015 from $35.8 million in the same period of 2014.  The increase in logistics revenue was partially attributable to a $7.1 million increase in intermodal drayage revenue. The intermodal drayage increase was due to the RGL and MMT acquisitions CST made in September and November 2014. TLX revenue also increased $8.3 million and 41.5% during the three months ended September 30, 2015, compared to the same period in 2014 driven by a 1.7% increase in TLX's average revenue per mile and a 39.6% increase in miles driven to support TLX revenue. TLX's revenue per mile increased on a shift in business mix that provided a higher revenue per mile due to the required use of more expensive third party transportation providers. The increase in miles was mostly due to business obtained with the Towne acquisition.

Other revenue, which includes warehousing services and terminal handling, accounted for the final component of Forward Air operating revenue. Other revenue increased $8.5 million, or 65.9%, to $21.4 million in the third quarter of 2015 from $12.9 million in the same period of 2014. The increase in Forward Air other revenue was mainly attributable to $7.9 million of other revenue obtained with the acquisition of Towne and $0.6 million increase in local delivery work, warehousing and handling revenues associated with CST's acquisitions made in September and November 2014.

FASI

FASI operating revenue increased $1.5 million, or 4.9%, to $32.1 million for the three months ended September 30, 2015 from $30.6 million for the same period in 2014.  The increase was attributable to current year rate increases, increased volume from previously existing customers and new customer business wins. These increases were partially offset by a reduction in dedicated linehaul business provided to a customer and a decrease in net fuel surcharge revenue.

TQI

TQI operating revenue decreased $1.8 million, or 15.0%, to $10.2 million for the three months ended September 30, 2015 from $12.0 million for the same period in 2014. TQI has focused its operations on increasing its fleet and utilizing its fleet to service our current customers instead of more costly third party providers. This initiative has progressed slower than expected, which has led to decreases in pharma revenue. The decrease in operating revenue was also attributable to decreased shipping activity in TQI's brokerage transportation services.

Intercompany Eliminations

Intercompany eliminations increased $0.3 million, or 25.0%, to $1.5 million in the third quarter of 2015 from $1.2 million in the same period of 2014.   The intercompany eliminations are the result of truckload, airport-to-airport, and handling services provided between our segments for the three months ended September 30, 2015 and 2014.

Purchased Transportation

Purchased transportation increased by $18.5 million, or 21.5%, to $104.4 million in the third quarter of 2015 from $85.9 million in the same period of 2014.  As a percentage of total operating revenue, purchased transportation was 42.2% during the three months ended September 30, 2015 compared to 42.6% for the same period of 2014.

Forward Air

Forward Air’s purchased transportation increased by $20.1 million, or 28.0%, to $92.0 million for the three months ended September 30, 2015 from $71.9 million for the three months ended September 30, 2014. As a percentage of segment operating revenue, Forward Air purchased transportation was 44.6% during the three months ended September 30, 2015 compared to 44.9% for the same period in 2014.

Purchased transportation costs for our airport-to-airport network increased $9.2 million, or 19.3%, to $56.9 million for the three months ended September 30, 2015 from $47.7 million for the three months ended September 30, 2014.  For the three months ended September 30, 2015, purchased transportation for our airport-to-airport network decreased to 42.6% of airport-to-airport revenue from 42.8% for the same period in 2014.  The $9.2 million increase is mostly attributable to a 16.7% increase in miles driven by our network of owner-operators or third party transportation providers and a flat cost per mile paid to our network of owner-operators or third party transportation providers.  The higher miles increased purchased transportation by $6.2 million.  The increase in miles was attributable to the increase in revenue activity discussed previously. The airport to airport cost per mile remained flat as a rate increase awarded to our network of owner-operators at the beginning of 2015 was offset by a decrease in the use of more costly third party transportation providers in favor of owner operators. The remaining $3.0 million increase in airport-to-airport purchased transportation was attributable to increased third party transportation costs associated with the higher Complete revenue discussed above.

Purchased transportation costs for our logistics revenue increased $8.0 million, or 38.1%, to $29.0 million for the three months ended September 30, 2015 from $21.0 million for the three months ended September 30, 2014. For the three months ended September 30, 2015, logistics’ purchased transportation costs represented 56.6% of logistics revenue compared to 58.7% for the same period in 2014.  The increase in logistics’ purchased transportation in total dollars was mostly attributable to a $2.3 million increase in intermodal drayage purchased transportation due to 2015 including CST's acquisitions made in September and November 2014. TLX purchased transportation also increased $5.7 million and 38.0%.  The increase in TLX purchased transportation was attributable to a 39.6 % increase in miles driven during the three months ended September 30, 2015 compared to the same period in 2014 . The increase in miles was slightly offset by a 1.5% decrease in cost per mile during the three months ended September 30, 2015 compared to the same period of 2014. The increase in TLX miles driven was attributable to a shift in customer mix and the Towne acquisition. The decrease in cost per mile was due to Forward Air's ability to utilize owner operators to cover the additional miles instead of more costly third party transportation providers. The decline in logistics' purchased transportation as a percentage of revenue was attributable to CST utilizing more Company-employed drivers and less owner-operators and third party transportation providers than our legacy Forward Air operations and the improved margin on TLX business acquired from Towne.

Purchased transportation costs related to our other revenue increased $2.9 million, or 90.6%, to $6.1 million for the three months ended September 30, 2015 from $3.2 million for the three months ended September 30, 2014. Other purchased transportation costs as a percentage of other revenue increased to 28.5% of other revenue for the three months ended September 30, 2015 from 24.8% for the same period in 2014. The increase as a percentage of the associated revenue was primarily due to dedicated pick up and delivery activity acquired with the Towne acquisition.

FASI

FASI purchased transportation was $8.8 million for the three months ended September 30, 2015 and 2014.  FASI purchased transportation as a percentage of revenue was 27.4% for the three months ended September 30, 2015 compared to 28.8% for the three months ended September 30, 2014.  The improvement in FASI purchased transportation as a percentage of revenue was attributable to improved revenue quality due to customer rate increases initiated in the first quarter of 2015 and reduced usage of more costly third party transportation providers due to the reduction of dedicated linehaul business. The decrease was also attributable to increased agent station revenue, which has handling costs that would not contribute to purchased transportation.

TQI

TQI purchased transportation decreased $1.4 million, or 23.3%, to $4.6 million for the three months ended September 30, 2015 from $6.0 million for the three months ended September 30, 2014.  TQI purchased transportation as a percentage of revenue was 45.1% for the three months ended September 30, 2015 compared to 50.0% for the same period of 2014. The decrease in percentage of revenue was due to an decreased utilization of more expensive third party transportation providers in favor of company drivers and owner operators.

Intercompany Eliminations

Intercompany eliminations increased $0.2 million, or 25.0%, to $1.0 million for the three months ended September 30, 2015 from $0.8 million for the same period in 2014.  The intercompany eliminations are the result of truckload, airport-to-airport, and handling services provided between our segments for the three months ended September 30, 2015 and 2014.

Salaries, Wages, and Benefits

Salaries, wages and employee benefits increased by $13.4 million, or 29.3%, to $59.1 million in the third quarter of 2015 from $45.7 million in the same period of 2014.   As a percentage of total operating revenue, salaries, wages and employee benefits was 23.9% during the three months ended September 30, 2015 compared to 22.7% for the same period in 2014.

Forward Air

Salaries, wages and employee benefits of Forward Air increased by $11.4 million, or 34.4%, to $44.5 million in the third quarter of 2015 from $33.1 million in the same period of 2014.  Salaries, wages and employee benefits were 21.6% of Forward Air’s operating revenue in the third quarter of 2015 compared to 20.7% for the same period of 2014.  The increase in salaries, wages and employee benefits in total dollars and as a percentage of revenue was partially attributable to $1.2 million of salaries, wages and employee benefits from CST's acquisitions made in September and November 2014. CST salaries, wages and employee benefits are higher as a percentage of revenue than our legacy Forward Air operations due to higher utilization of Company-employed drivers. Another $0.5 million was due to incentive and share based compensation increases to previously existing Forward Air employees. Further, approximately $8.7 million of the remaining increase was attributable to the Towne acquisition and the higher shipment volumes discussed previously and 2015 wage increases. Additionally, $0.9 million of the increase was due to higher workers' compensation and health insurance costs. The remaining increase was due to $0.1 million in severance related to the acquisition of Towne.

FASI

FASI salaries, wages and employee benefits increased $1.8 million, or 17.3%, to $12.2 million for the three months ended September 30, 2015 compared to $10.4 million for the three months ended September 30, 2014.  As a percentage of FASI operating revenue, salaries, wages and benefits increased to 38.0% for the three months ended September 30, 2015 compared to 34.0% for the same period in 2014.   The $1.8 million increase is partly due to a $1.2 million increase in dock and driver pay to handle the shift in business discussed above. New administrative hires and 2015 pay increases accounted for a $0.4 million increase from the same period in 2014. The remaining increase of $0.2 million was due to higher health insurance and workers' compensation costs.

TQI

TQI salaries, wages and employee benefits increased $0.2 million, or 9.1%, to $2.4 million for the three months ended September 30, 2015 compared to $2.2 million for the three months ended September 30, 2014.  As a percentage of TQI operating revenue, salaries, wages and benefits increased to 23.5% for the three months ended September 30, 2015 compared to 18.3% for the same period in 2014. Higher utilization of Company-employed drivers accounted for a $0.3 million increase for the three months ended September 30, 2015 compared to the same period in 2014. Company-employed driver utilization increased in conjunction with new tractors purchased during the first quarter of 2015. Partially offsetting these increases is a $0.1 million decrease in administrative wages. The increase in company driver pay corresponds with the decrease in purchased transportation, as TQI utilized company drivers instead of more costly third party carriers.

Operating Leases

Operating leases increased $8.5 million, or 100.0%, to $17.0 million for the three months ended September 30, 2015 from $8.5 million for the same period in 2014. Operating leases, the largest component of which is facility rent, were 6.9% of consolidated operating revenue for the three months ended September 30, 2015 compared with 4.2% in the same period of 2014.

Forward Air

Operating leases increased $8.0 million to $14.5 million for the three months ended September 30, 2015 from $6.5 million for the same period in 2014.  Operating leases were 7.0% of Forward Air operating revenue for the three months ended September 30,

2015 compared to 4.1% for the same period in 2014. In conjunction with the acquisition of Towne, $2.6 million was incurred for reserves on vacated duplicate facilities. The remaining increase is due to $1.7 million in additional facility lease expenses and a $1.8 million increase in truck, trailer and equipment rentals and leases, all primarily as a result of the Towne acquisition. Facility and equipment leases associated with CST's acquisitions executed in September and November 2014 accounted for the final $1.9 million of the increase in operating leases.

FASI

Operating leases increased $0.5 million, or 25.0%, to $2.5 million for the three months ended September 30, 2015 from $2.0 million for the same period in 2014.  Operating leases were 7.8% of FASI operating revenue for the three months ended September 30, 2015 compared with 6.5% in the same period of 2014.  Operating leases increased due to $0.3 million of additional truck rentals to provide capacity at a new facility as well as additional business wins throughout the network. The remaining $0.2 million increase is attributable to increased rent expense as certain terminals moved to larger facilities to handle additional business.

TQI

TQI incurred less than $0.1 million for operating leases for the three months ended September 30, 2015 and 2014 as the only on-going lease activity was for the TQI corporate headquarters.

Depreciation and Amortization

Depreciation and amortization increased $1.3 million, or 16.0%, to $9.4 million for the three months ended September 30, 2015 from $8.1 million for the same period in 2014.  Depreciation and amortization was 3.8% of consolidated operating revenue for the three months ended September 30, 2015 compared with 4.0% for the same period in 2014.

Forward Air

Depreciation and amortization increased $1.2 million, or 21.1%, to $6.9 million in the third quarter of 2015 from $5.7 million in the same period of 2014.  Depreciation and amortization expense as a percentage of Forward Air operating revenue was 3.4% in the third quarter of 2015 compared to 3.6% in the same period of 2014.  Amortization on acquired intangibles from the Towne and CST acquisitions accounted for $0.6 million of the increase in depreciation and amortization. The remaining increase was primarily the result of added tractors and trailers from the Towne acquisition and information technology upgrades.

FASI

FASI depreciation and amortization was $1.5 million for the three months ended September 30, 2015 and 2014. Depreciation and amortization expense as a percentage of FASI operating revenue was 4.7% in the third quarter of 2015 compared to 4.9% in the same period of 2014. Depreciation and amortization decreased as a percentage of revenue as FASI utilized more truck rentals instead of purchased equipment to fill the capacity from the increase in revenue.

TQI

TQI depreciation and amortization increased to $1.0 million for the three months ended September 30, 2015 from $0.9 million in the same period of 2014.  Depreciation and amortization expense as a percentage of TQI operating revenue was 9.8% in the third quarter of 2015 compared to 7.5% in the same period of 2014. The increase in depreciation and amortization as a percentage of revenue was attributable to the decrease in revenue discussed previously. Additionally, TQI added additional tractors during 2015 to accommodate the increase in company drivers.

Insurance and Claims

Insurance and claims expense increased $1.5 million, or 40.5%, to $5.2 million for the three months ended September 30, 2015 from $3.7 million for the three months ended September 30, 2014.  Insurance and claims were 2.1% of consolidated operating revenue for the three months ended September 30, 2015 compared to 1.9% for the same period of 2014.

Forward Air

Forward Air insurance and claims expense increased $0.9 million, or 29.0%, to $4.0 million for the three months ended September 30, 2015 from $3.1 million for the three months ended September 30, 2014.  Insurance and claims were 1.9% of operating revenue for the three months ended September 30, 2015 and 2014. Approximately $0.2 million of the increase was attributable to insurance and claims associated with CST's acquisitions made in the fourth quarter of 2014. Forward Air costs also increased approximately $0.7 million due to a $0.4 million increase in vehicle insurance premiums and a $0.3 million increase in vehicle accident damage repairs. Approximately $0.2 million of the Forward Air vehicle premium increase was attributable to Towne and will not recur after the third quarter of 2015.

FASI

FASI insurance and claims expense increased $0.5 million, or 125.0%, to $0.9 million for the three months ended September 30, 2015 from $0.4 million for the three months ended September 30, 2014.   FASI insurance and claims were 2.8% of operating revenue for the three months ended September 30, 2015 compared with 1.3% for the same period in 2014. The increase in FASI insurance and claims in total dollars was attributable to a $0.3 million increase in cargo claims and a $0.2 increase in vehicle insurance premiums and accident damage repairs.

TQI

TQI insurance and claims increased $0.1 million, or 50.0%, to $0.3 million for the three months ended September 30, 2015 from $0.2 million for the three months ended September 30, 2014.  Insurance and claims expense as a percentage of TQI operating revenue was 2.9% in the third quarter of 2015 compared to 1.7% for the same period in 2014. TQI insurance and claims increased $0.1 million due to higher vehicle insurance premiums.

Fuel Expense

Fuel expense decreased $1.2 million, or 24.0%, to $3.8 million in the third quarter of 2015 from $5.0 million in the same period of 2014.  Fuel expense was 1.5% of consolidated operating revenue for the three months ended September 30, 2015 compared with 2.5% for the same period in 2014.

Forward Air

Fuel expense decreased $0.4 million, or 19.0%, to $1.7 million in the third quarter of 2015 from $2.1 million for the same period in 2014.  Fuel expense was 0.8% of Forward Air operating revenue in the third quarter of 2015 compared with 1.3% in the same period of 2014. The decrease in fuel expense was attributable to a decrease in fuel price per gallon compared to the same period in 2014. The decrease in fuel prices was partly offset by the impact of the Towne acquisition.

FASI

FASI fuel expense decreased $0.5 million, or 27.8%, to $1.3 million for the third quarter of 2015 from $1.8 million in the same period of 2014.  Fuel expenses were 4.0% of FASI operating revenue in the third quarter of 2015 compared to 5.9% in the third quarter of 2014.  FASI fuel expenses decreased due to a decline in year-over-year fuel prices.

TQI

TQI fuel expense decreased $0.3 million, or 27.3%, to $0.8 million for the third quarter of 2015 from $1.1 million for the same period of 2014.  Fuel expense as a percentage of TQI operating revenue was 7.9% in the third quarter of 2015 compared to 9.2% in the same period of 2014. The decrease as a percentage of revenue was attributable to a decline in year-over-year fuel prices.

Other Operating Expenses

Other operating expenses increased $5.9 million, or 33.3%, to $23.6 million in the third quarter of 2015 from $17.7 million in the same period of 2014.  Other operating expenses were 9.6% of consolidated operating revenue for the three months ended September 30, 2015 compared with 8.8% in the same period of 2014.

Forward Air

Other operating expenses increased $5.5 million, or 40.7%, to $19.0 million during the three months ended September 30, 2015 from $13.5 million in the same period of 2014.  Other operating expenses were 9.2% of Forward Air operating revenue in the third quarter of 2015 compared to 8.4% in the same period of 2014.  Approximately $1.2 million of the increase was attributable to other operating expenses associated with CST's acquisitions made in September and November 2014. Also, included in the increase was $0.8 million of transaction and integration costs incurred for the acquisition of Towne. The remaining increase was attributable to variable costs, such as vehicle maintenance and dock and terminal supplies, which increased in conjunction with the volume increases discussed previously.

FASI

FASI other operating expenses increased $0.5 million, or 12.8%, to $4.4 million for the three months ended September 30, 2015 compared to $3.9 million for the same period of 2014.  FASI other operating expenses for the third quarter of 2015 were 13.7% compared to 12.7% for the same period of 2014.  FASI's increase as was due to variable costs such as vehicle and dock maintenance costs, some of which were attributable to the relocation of certain facilities and onboarding of new customers discussed above.

TQI

TQI other operating expenses were $0.7 million for the three months ended September 30, 2015 and 2014.  Other operating expenses as a percentage of TQI operating revenue was 6.9% in the third quarter of 2015 compared to 5.8% in the same period of 2014. TQI other operating expenses increased as a percentage of revenue due to the initiative to utilize more company drivers and equipment, which kept costs such as vehicle maintenance and tolls consistent despite the revenue decrease.

Intercompany Eliminations

Intercompany eliminations increased to $0.5 million for the third quarter of 2015 from $0.4 million for the same period in 2014.   These intercompany eliminations are the result of handling services our segments provided each other during the three months ended September 30, 2015 and 2014.

Income from Operations

Income from operations decreased by $2.3 million, or 8.6%, to $24.6 million for the third quarter of 2015 compared to $26.9 million in the same period of 2014. Income from operations was 10.0% of consolidated operating revenue for the three months ended September 30, 2015 compared with 13.3% in the same period of 2014.

Forward Air

Income from operations decreased by $0.5 million, or 2.1%, to $23.7 million for the third quarter of 2015 compared with $24.2 million for the same period in 2014.  Income from operations as a percentage of Forward Air operating revenue was 11.5% for the three months ended September 30, 2015 compared with 15.1% in the same period of 2014. The deterioration in income from operations was due to $3.9 million of Towne transaction and integration costs. These costs were partially offset by additional operating income attributable to CST's acquisitions made in September and November 2014, September rate increases implemented in our airport-to-airport business and improved efficiencies on the additional revenue from the Towne acquisition.

FASI

FASI’s Income from operations decreased by $1.3 million, or 72.2%, to $0.5 million for the third quarter of 2015 compared with $1.8 million for the same period in 2014.  Income from operations as a percentage of FASI operating revenue was 1.6% for the three months ended September 30, 2015 compared to 5.9% in the same period of 2014.  The decline in FASI operating income was primarily the result of increased insurance and claims, continuing costs related to opening a new facility in the second quarter of 2015 and relocating certain facilities in the third quarter of 2015. Part of the relocation costs as well as other operating expense increases were due to the on-boarding of new customers late in the third quarter of 2015.

TQI

Income from operations decreased $0.5 million, or 55.6%, to $0.4 million for the third quarter of 2015 compared to $0.9 million for the third quarter of 2014.  Income from operations as a percentage of TQI's operating revenue was 3.9% for the three months ended September 30, 2015 compared with 7.5% in the same period of 2014. Deterioration in income from operations as percentage of revenue was mainly attributable to the decrease in revenue compounded by added fixed costs related to the increase in company drivers and tractors discussed above.

Interest Expense

Interest expense was $0.5 million for the three months ended September 30, 2015 compared to $0.2 million for the same period of 2014. Increase in interest expense was attributable to interest costs related to the financing of the Towne acquisition.

Income Taxes

The combined federal and state effective tax rate for the third quarter of 2015 was 34.8% compared to a rate of 37.2% for the same period in 2014. The reduction in the 2015 effective tax rate was attributable to the amending of prior year federal and state income tax returns to take advantage of qualified production property deductions.

Net Income

As a result of the foregoing factors, net income decreased by $1.1 million, or 6.5%, to $15.7 million for the third quarter of 2015 compared to $16.8 million for the same period in 2014.

Results of Operations

The following table sets forth our consolidated historical financial data for the nine months ended September 30, 2015 and 2014 (in millions):

	Nine months ended September 30
	2015	2014	Change	Percent Change
Operating revenue	$702.7	$566.9	$135.8	24.0%
Operating expenses:
Purchased transportation	301.3	242.2	59.1	24.4
Salaries, wages, and employee benefits	174.8	131.5	43.3	32.9
Operating leases	51.2	25.0	26.2	104.8
Depreciation and amortization	27.6	22.9	4.7	20.5
Insurance and claims	16.5	11.0	5.5	50.0
Fuel expense	12.1	15.0	(2.9)	(19.3)
Other operating expenses	66.5	48.5	18.0	37.1
Total operating expenses	650.0	496.1	153.9	31.0
Income from operations	52.7	70.8	(18.1)	(25.6)
Other expense:
Interest expense	(1.5)	(0.4)	(1.1)	275.0
Other, net	(0.1)	0.2	(0.3)	(150.0)
Total other expense	(1.6)	(0.2)	(1.4)	700.0
Income before income taxes	51.1	70.6	(19.5)	(27.6)
Income taxes	18.8	26.5	(7.7)	(29.1)
Net income	$32.3	$44.1	$(11.8)	(26.8)%

The following table sets forth our historical financial data by segment for the nine months ended September 30, 2015 and 2014 (in millions):

	Nine months ended September 30
Forward Air		Percent of		Percent of		Percent
	2015	Revenue	2014	Revenue	Change	Change
Operating revenue	$586.4	83.5%	$448.5	79.1%	$137.9	30.7%
Operating expenses:
Purchased transportation	264.6	45.1	201.3	44.9	63.3	31.4
Salaries, wages, and employee benefits	134.8	23.0	96.1	21.4	38.7	40.3
Operating leases	44.3	7.5	18.4	4.1	25.9	140.8
Depreciation and amortization	20.1	3.4	16.0	3.6	4.1	25.6
Insurance and claims	13.1	2.2	8.7	1.9	4.4	50.6
Fuel expense	5.6	1.0	6.2	1.4	(0.6)	(9.7)
Other operating expenses	54.3	9.3	37.0	8.3	17.3	46.8
Income from operations	$49.6	8.5%	$64.8	14.4%	$(15.2)	(23.5)%

FASI		Percent of		Percent of		Percent
	2015	Revenue	2014	Revenue	Change	Change
Operating revenue	$87.0	12.4%	$84.9	15.0%	$2.1	2.5%
Operating expenses:
Purchased transportation	23.8	27.4	24.6	29.0	(0.8)	(3.3)
Salaries, wages, and employee benefits	32.8	37.7	29.0	34.2	3.8	13.1
Operating leases	6.8	7.8	6.5	7.7	0.3	4.6
Depreciation and amortization	4.6	5.3	4.2	4.9	0.4	9.5
Insurance and claims	2.7	3.1	1.8	2.1	0.9	50.0
Fuel expense	3.9	4.5	5.3	6.2	(1.4)	(26.4)
Other operating expenses	11.6	13.3	10.7	12.6	0.9	8.4
Income from operations	$0.8	0.9%	$2.8	3.3%	$(2.0)	(71.4)%

TQI		Percent of		Percent of		Percent
	2015	Revenue	2014	Revenue	Change	Change
Operating revenue	$33.3	4.7%	$36.8	6.5%	$(3.5)	(9.5)%
Operating expenses:
Purchased transportation	15.7	47.2	18.7	50.8	(3.0)	(16.0)
Salaries, wages, and employee benefits	7.2	21.6	6.4	17.4	0.8	12.5
Operating leases	0.1	0.3	0.1	0.3	—	—
Depreciation and amortization	2.9	8.7	2.7	7.3	0.2	7.4
Insurance and claims	0.7	2.1	0.5	1.4	0.2	40.0
Fuel expense	2.6	7.8	3.5	9.5	(0.9)	(25.7)
Other operating expenses	1.8	5.4	1.7	4.6	0.1	5.9
Income from operations	$2.3	6.9%	$3.2	8.7%	$(0.9)	(28.1)%

Intercompany Eliminations		Percent of		Percent of		Percent
	2015	Revenue	2014	Revenue	Change	Change
Operating revenue	$(4.0)	(0.6)%	$(3.3)	(0.6)%	$(0.7)	21.2%
Operating expenses:
Purchased transportation	(2.8)	70.0	(2.4)	72.7	(0.4)	16.7
Other operating expenses	(1.2)	30.0	(0.9)	27.3	(0.3)	33.3
Income from operations	$—	—%	$—	—%	$—	—%

Consolidated		Percent of		Percent of		Percent
	2015	Revenue	2014	Revenue	Change	Change
Operating revenue	$702.7	100.0%	$566.9	100.0%	$135.8	24.0%
Operating expenses:
Purchased transportation	301.3	42.9	242.2	42.7	59.1	24.4
Salaries, wages, and employee benefits	174.8	24.9	131.5	23.2	43.3	32.9
Operating leases	51.2	7.3	25.0	4.4	26.2	104.8
Depreciation and amortization	27.6	3.9	22.9	4.0	4.7	20.5
Insurance and claims	16.5	2.3	11.0	2.0	5.5	50.0
Fuel expense	12.1	1.7	15.0	2.6	(2.9)	(19.3)
Other operating expenses	66.5	9.5	48.5	8.6	18.0	37.1
Income from operations	$52.7	7.5%	$70.8	12.5%	$(18.1)	(25.6)%

The following table presents the components of the Forward Air segment’s operating revenue and purchased transportation for the nine months ended September 30, 2015 and 2014 (in millions):

	Nine months ended September 30
		Percent of		Percent of		Percent
	2015	Revenue	2014	Revenue	Change	Change
Operating Revenue
Forward Air
Airport-to-airport	$387.9	66.1%	$317.1	70.7%	$70.8	22.3%
Logistics services
Expedited full truckload - TLX	79.1	13.5	56.6	12.6	22.5	39.8
Intermodal/drayage	62.6	10.7	39.1	8.7	23.5	60.1
Total Logistics services	141.7	24.2	95.7	21.3	46.0	48.1
Other Forward Air services	56.8	9.7	35.7	8.0	21.1	59.1
Forward Air - Total revenue	586.4	83.5	448.5	79.1	137.9	30.7
TQI - Pharmaceutical services	33.3	4.7	36.8	6.5	(3.5)	(9.5)
Forward Air Solutions - Pool distribution	87.0	12.4	84.9	15.0	2.1	2.5
Intersegment eliminations	(4.0)	(0.6)	(3.3)	(0.6)	(0.7)	21.2
Consolidated operating revenue	$702.7	100.0%	$566.9	100.0%	$135.8	24.0%

		Percent of		Percent of		Percent
	2015	Revenue	2014	Revenue	Change	Change
Purchased Transportation
Forward Air
Airport-to-airport	$168.1	43.3%	$133.2	42.0%	$34.9	26.2%
Logistics services
Expedited full truckload - TLX	57.2	72.3	43.4	76.7	13.8	31.8
Intermodal/drayage	23.0	36.7	15.9	40.7	7.1	44.7
Total Logistics services	80.2	56.6	59.3	62.0	20.9	35.2
Other Forward Air services	16.3	28.7	8.8	24.6	7.5	85.2
Forward Air - Total purchased transportation	264.6	45.1	201.3	44.9	63.3	31.4
TQI - Pharmaceutical services	15.7	47.1	18.7	50.8	(3.0)	(16.0)
Forward Air Solutions - Pool distribution	23.8	27.4	24.6	29.0	(0.8)	(3.3)
Intersegment eliminations	(2.8)	70.0	(2.4)	72.7	(0.4)	16.7
Consolidated purchased transportation	$301.3	42.9%	$242.2	42.7%	$59.1	24.4%

Nine Months Ended September 30, 2015 compared to Nine Months Ended September 30, 2014

Revenues

Operating revenue increased by $135.8 million, or 24.0%, to $702.7 million for the nine months ended September 30, 2015 from $566.9 million in the same period of 2014.

Forward Air

Forward Air operating revenue increased $137.9 million, or 30.7%, to $586.4 million from $448.5 million, accounting for 83.5% of consolidated operating revenue for the nine months ended September 30, 2015 compared to 79.1% for the same period in 2014.  Airport-to-airport revenue, which is the largest component of our consolidated operating revenue, increased $70.8 million, or 22.3%, to $387.9 million from $317.1 million, accounting for 66.1% of the segment’s operating revenue during the nine months ended September 30, 2015 compared to 70.7% during the nine months ended September 30, 2014. The increase is partially attributable to a 27.7% increase in tonnage offset by a 1.2% decrease in our base revenue per pound, excluding net fuel surcharge revenue and Complete revenue. This accounted for $63.5 million of the increase in airport-to-airport revenue. The decrease in average base revenue per pound was attributable to the acquisition of Towne, as Towne's base revenue per pound was notably lower than our legacy Forward Air base revenue per pound. Targeted rate increases implemented in September 2015 helped partially mitigate Towne's impact on base revenue per pound. The increase in tonnage is mainly due to the Towne acquisition.  The increase in airport-to-airport revenue is also the result of increased revenue from our Complete pick-up and delivery service offset by a decrease in net fuel surcharge revenue.  Complete revenue increased $13.7 million, or 31.5%, during the nine months ended September 30, 2015 compared to the same period of 2014.  The increase in Complete revenue was attributable to improved shipping volumes in our airport-to-airport network and a 29.2% increase in the attachment rate of Complete activity to linehaul shipments, both of which were largely attributable to the Towne acquisition. Compared to the same period in 2014, net fuel surcharge revenue decreased largely due to the decline in fuel prices. The decline in net fuel surcharge revenue due to lower fuel prices was partially offset by volume increases related to the acquisition of Towne for a net decrease of $6.4 million during the nine months ended September 30, 2015 compared to the same period in 2014.

Logistics revenue, which is TLX and our intermodal drayage services, increased $46.0 million, or 48.1%, to $141.7 million in the nine months ended 2015 from $95.7 million in the same period of 2014.  The increase in logistics revenue was attributable to a $23.5 million increase in intermodal drayage revenue. The intermodal drayage increase was due to 2015 including a full nine months of CST and related acquisitions. TLX revenue also increased $22.5 million and 39.8% during the nine months ended September 30, 2015, compared to the same period in 2014 driven by a 12.6% increase in TLX's average revenue per mile and a 24.5% increase in miles driven to support TLX revenue. TLX's revenue per mile increased on a shift in business mix that provided a higher revenue per mile due to the required use of more expensive third party transportation providers. The increase in miles was mostly due to business obtained with the Towne acquisition.

Other revenue, which includes warehousing services and terminal handling, accounted for the final component of Forward Air operating revenue. Other revenue increased $21.1 million, or 59.1%, to $56.8 million in the third quarter of 2015 from $35.7 million in the same period of 2014. The increase in Forward Air other revenue was mainly attributable to $17.3 million of other revenue obtained with the acquisition of Towne and $3.8 million increase in local delivery work, warehousing and handling revenues associated with a full nine months of CST and related acquisitions.

FASI

FASI operating revenue increased $2.1 million, or 2.5%, to $87.0 million for the nine months ended September 30, 2015 from $84.9 million for the same period in 2014.  The increase was attributable to current year rate increases, increased volume from previously existing customers and new revenue from business wins. These increases were partially offset by a reduction in dedicated linehaul business provided to a customer and a decrease in net fuel surcharge revenue.

TQI

TQI operating revenue decreased $3.5 million, or 9.5%, to $33.3 million for the nine months ended September 30, 2015 from $36.8 million for the same period in 2014. TQI has focused its operations on increasing its company owned fleet and utilizing this fleet to service our current customers instead of more costly third party providers. This initiative has progressed slower than expected, which has led to decreases in pharma revenue. The decrease in pharmaceuticals was also driven by a distribution awarded and executed in the second quarter of 2014 that did not reoccur in the second quarter of 2015. Further, decreases were also attributable to decreased shipping activity from TQI's brokerage transportation services.

Intercompany Eliminations

Intercompany eliminations increased $0.7 million, or 21.2%, to $4.0 million for the nine months ended 2015 from $3.3 million in the same period of 2014.   The intercompany eliminations are the result of truckload, airport-to-airport, and handling services provided between our segments for the nine months ended September 30, 2015 and 2014.

Purchased Transportation

Purchased transportation increased by $59.1 million, or 24.4%, to $301.3 million for the nine months ended 2015 from $242.2 million in the same period of 2014.  As a percentage of total operating revenue, purchased transportation was 42.9% during the nine months ended September 30, 2015 compared to 42.7% for the same period of 2014.

Forward Air

Forward Air’s purchased transportation increased by $63.3 million, or 31.4%, to $264.6 million for the nine months ended September 30, 2015 from $201.3 million for the nine months ended September 30, 2014. As a percentage of segment operating revenue, Forward Air purchased transportation was 45.1% during the nine months ended September 30, 2015 compared to 44.9% for the same period in 2014.

Purchased transportation costs for our airport-to-airport network increased $34.9 million, or 26.2%, to $168.1 million for the nine months ended September 30, 2015 from $133.2 million for the nine months ended September 30, 2014.  For the nine months ended September 30, 2015, purchased transportation for our airport-to-airport network increased to 43.3% of airport-to-airport revenue from 42.0% for the same period in 2014.  The $34.9 million increase is mostly attributable to a 19.5% increase in miles driven by our network of owner-operators or third party transportation providers and a 4.4% increase in the cost per mile paid to our network of owner-operators or third party transportation providers.  The higher miles increased purchased transportation by $20.3 million while the higher cost per mile increased purchased transportation by $5.5 million.  The increase in miles was attributable to the increase in revenue activity discussed previously. The increase in airport to airport cost per mile was attributable to a rate increase awarded to our network of owner-operators in January 2015 and higher rates charged by third party transportation providers. The remaining $9.1 million increase in airport-to-airport purchased transportation was attributable to increased third party transportation costs associated with the higher Complete revenue discussed above.

Purchased transportation costs for our logistics revenue increased $20.9 million, or 35.2%, to $80.2 million for the nine months ended September 30, 2015 from $59.3 million for the nine months ended September 30, 2014. For the nine months ended September 30, 2015, logistics’ purchased transportation costs represented 56.6% of logistics revenue compared to 62.0% for the same period in 2014.  The increase in logistics’ purchased transportation in total dollars was mostly attributable to a $7.1 million increase in intermodal drayage purchased transportation due to 2015 including a full nine months of CST and related acquisitions. TLX purchased transportation also increased $13.8 million and 31.8%.  The increase in TLX purchased transportation was attributable to a 5.7% increase in cost per mile during the nine months ended September 30, 2015 compared to the same period in 2014 and a 24.5% increase in miles driven during the nine months ended September 30, 2015 compared to the same period of 2014. The changes in TLX miles driven and cost per mile were attributable to a shift in customer mix that resulted in the increased use of more expensive third party transportation providers and the Towne acquisition. The decline in logistics' purchased transportation as a percentage of revenue was attributable to CST utilizing more Company-employed drivers and less owner-operators and third party transportation providers than our legacy Forward Air operations and improved margins on acquired TLX business.

Purchased transportation costs related to our other revenue increased $7.5 million, or 85.2%, to $16.3 million for the nine months ended September 30, 2015 from $8.8 million for the nine months ended September 30, 2014. Other purchased transportation costs as a percentage of other revenue increased to 28.7% of other revenue for the nine months ended September 30, 2015 from 24.6% for the same period in 2014. The increase as a percentage of the associated revenue was primarily due to dedicated pick up and delivery activity associated with the Towne acquisition.

FASI

FASI purchased transportation decreased $0.8 million, or 3.3%, to $23.8 million for the nine months ended September 30, 2015 from $24.6 million for the nine months ended September 30, 2014.  FASI purchased transportation as a percentage of revenue was 27.4% for the nine months ended September 30, 2015 compared to 29.0% for the nine months ended September 30, 2014.  The improvement in FASI purchased transportation as a percentage of revenue was attributable to improved revenue quality due to customer rate increases initiated in the first quarter of 2015 and reduced usage of more costly third party transportation providers due to the reduction of dedicated linehaul revenue. FASI grew its agent station revenue as well, which has handling costs that would not contribute to purchased transportation.

TQI

TQI purchased transportation decreased $3.0 million, or 16.0%, to $15.7 million for the nine months ended September 30, 2015 from $18.7 million for the nine months ended September 30, 2014.  TQI purchased transportation as a percentage of revenue was 47.1% for the nine months ended September 30, 2015 compared to 50.8% for the same period of 2014. The decrease in percentage of revenue was due to decreased utilization of more expensive third party transportation providers in favor of company drivers and owner operators.

Intercompany Eliminations

Intercompany eliminations increased to $2.8 million for the nine months ended September 30, 2015 from $2.4 million for the same period in 2014.  The intercompany eliminations are the result of truckload, airport-to-airport, and handling services provided between our segments for the nine months ended September 30, 2015 and 2014.

Salaries, Wages, and Benefits

Salaries, wages and employee benefits increased by $43.3 million, or 32.9%, to $174.8 million for the nine months ended 2015 from $131.5 million in the same period of 2014.   As a percentage of total operating revenue, salaries, wages and employee benefits was 24.9% during the nine months ended September 30, 2015 compared to 23.2% for the same period in 2014.

Forward Air

Salaries, wages and employee benefits of Forward Air increased by $38.7 million, or 40.3%, to $134.8 million for the nine months ended 2015 from $96.1 million in the same period of 2014.  Salaries, wages and employee benefits were 23.0% of Forward Air’s operating revenue for the nine months ended 2015 compared to 21.4% for the same period of 2014.  Of the $38.7 million increase, approximately $25.7 million was attributable to increased wages associated with the higher shipment volumes discussed previously and 2015 wage increases for previously existing Forward Air employees. Severance and incentives related to the acquisition of Towne accounted for an additional increase of $3.7 million. Another $2.7 million was due to incentive and share based compensation increases to previously existing Forward Air employees as well as a $0.5 million increase in workers' compensation and health insurance costs. The remaining increase in salaries, wages and employee benefits in total dollars and as a percentage of revenue was attributable to $6.1 million of salaries, wages and employee benefits from a full nine months of CST and related acquisitions. CST salaries, wages and employee benefits are higher as a percentage of revenue than our legacy Forward Air operations due to higher utilization of Company-employed drivers.

FASI

FASI salaries, wages and employee benefits increased $3.8 million, or 13.1%, to $32.8 million for the nine months ended September 30, 2015 compared to $29.0 million for the nine months ended September 30, 2014.  As a percentage of FASI operating revenue, salaries, wages and benefits increased to 37.7% for the nine months ended September 30, 2015 compared to 34.2% for the same period in 2014.   The $3.8 million increase is partly due to a $2.2 million increase in dock and driver pay to handle the shift in business mix discussed previously. New administrative hires and 2015 pay increases accounted for an additional $1.0 increase from the same period in 2014 and the remaining increase of $0.6 million was due to increases in health insurance and workers' compensation costs.

TQI

TQI salaries, wages and employee benefits increased $0.8 million, or 12.5%, to $7.2 million for the nine months ended September 30, 2015 compared to $6.4 million for the nine months ended September 30, 2014.  As a percentage of TQI operating revenue, salaries, wages and benefits increased to 21.6% for the nine months ended September 30, 2015 compared to 17.4% for the same period in 2014. Higher utilization of Company-employed drivers accounted for $0.7 million of the increase in salaries, wages and benefits for the nine months ended September 30, 2015 compared to the same period in 2014. Company-employed driver utilization increased in conjunction with new tractors purchased during the first quarter of 2015 as TQI moved more loads with company drivers instead of more costly third party carriers. Higher health insurance and workers' compensation costs accounted for another $0.3 million of the increase. Partially offsetting these increases is a $0.2 million decrease in administrative wages.

Operating Leases

Operating leases increased $26.2 million, or 104.8%, to $51.2 million for the nine months ended September 30, 2015 from $25.0 million for the same period in 2014.  Operating leases, the largest component of which is facility rent, were 7.3% of consolidated operating revenue for the nine months ended September 30, 2015 compared with 4.4% in the same period of 2014.

Forward Air

Operating leases increased $25.9 million to $44.3 million for the nine months ended September 30, 2015 from $18.4 million for the same period in 2014.  Operating leases were 7.5% of Forward Air operating revenue for the nine months ended September 30, 2015 compared to 4.1% for the same period in 2014.  Following the acquisition of Towne, $12.5 million was incurred primarily for reserves on vacated duplicate facilities and unused equipment leases. The remaining $13.4 million is due to $4.3 million in additional facility lease expenses and a $3.4 million increase in truck, trailer and equipment rentals and leases, all primarily as a result of the Towne acquisition. Facility and equipment leases associated with a full nine months of CST and related acquisitions accounted for the final $5.7 million of the increase in operating leases.

FASI

Operating leases increased $0.3 million, or 4.6%, to $6.8 million for the nine months ended September 30, 2015 from $6.5 million for the same period in 2014.  Operating leases were 7.8% of FASI operating revenue for the nine months ended September 30, 2015 compared with 7.7% in the same period of 2014.  The $0.3 million increase is attributable to increased rent expense as certain terminals moved to larger facilities to handle additional business.

TQI

TQI incurred $0.1 million for operating leases during the nine months ended September 30, 2015 and 2014. The only on-going lease activity was for the TQI corporate headquarters and an occasional truck rental to handle additional freight.

Depreciation and Amortization

Depreciation and amortization increased $4.7 million, or 20.5%, to $27.6 million for the nine months ended September 30, 2015 from $22.9 million for the same period in 2014.  Depreciation and amortization was 3.9% of consolidated operating revenue for the nine months ended September 30, 2015 compared to 4.0% from the same period in 2014.

Forward Air

Depreciation and amortization increased $4.1 million, or 25.6%, to $20.1 million during the nine months ended September 30, 2015 from $16.0 million in the same period of 2014.  Depreciation and amortization expense as a percentage of Forward Air operating revenue was 3.4% during the nine months ended September 30, 2015 compared to 3.6% in the same period of 2014.  Amortization on acquired Towne and CST intangible assets increased amortization expense by $1.9 million. The remaining increase was primarily the result of trailers and tractors added with the Towne acquisition.

FASI

FASI depreciation and amortization increased $0.4 million, or 9.5%, to $4.6 million for the nine months ended September 30, 2015 from $4.2 million for the same period of 2014.  Depreciation and amortization expense as a percentage of FASI operating revenue was 5.3% during the nine months ended September 30, 2015 compared to 4.9% in the same period of 2014. The increase in FASI depreciation in total dollars and as a percentage of revenue is attributable to information technology equipment, conveyors and conveyor improvements purchased since the third quarter of 2014.

TQI

TQI depreciation and amortization increased $0.2 million, or 7.4%, to $2.9 million for the nine months ended September 30, 2015 compared to $2.7 million for the same period of 2014.  Depreciation and amortization expense as a percentage of TQI operating revenue was 8.7% during the nine months ended September 30, 2015 compared to 7.3% in the same period of 2014. The increase in depreciation and amortization is due to the purchase of new tractors since the third quarter of 2014.

Insurance and Claims

Insurance and claims expense increased $5.5 million, or 50.0%, to $16.5 million for the nine months ended September 30, 2015 from $11.0 million for the nine months ended September 30, 2014.  Insurance and claims were 2.3% of consolidated operating revenue for the nine months ended September 30, 2015 compared to 2.0% for the same period of 2014.

Forward Air

Forward Air insurance and claims expense increased $4.4 million, or 50.6%, to $13.1 million for the nine months ended September 30, 2015 from $8.7 million for the nine months ended September 30, 2014.  Insurance and claims were 2.2% of operating revenue for the nine months ended September 30, 2015 compared to 1.9% for the same period of 2014. Approximately $0.8 million of the increase was attributable to insurance and claims associated with a full nine months of CST and related acquisitions. Forward Air costs also increased approximately $3.7 million due primarily to a $2.6 million increase in our vehicle claim reserves.

The vehicle claim reserves increased due to adverse development of older claims and the corresponding increase to our loss development factors required by our bi-annual actuary analysis of vehicle claims. The remaining increase is attributable to a $1.0 million increase in vehicle accident damage repairs and cargo claims and $0.1 million increase in claims related legal and professional fees.

FASI

FASI insurance and claims expense increased $0.9 million, or 50.0%, to $2.7 million for the nine months ended September 30, 2015 from $1.8 million for the nine months ended September 30, 2014.   FASI insurance and claims were 3.1% of operating revenue for the nine months ended September 30, 2015 compared with 2.1% for the same period in 2014. The increase in FASI insurance and claims in total dollars was attributable to a $0.6 million increase in cargo claims and a $0.3 increase in vehicle insurance premiums.

TQI

TQI insurance and claims increased $0.2 million, or 40.0%, to $0.7 million for the nine months ended September 30, 2015 from $0.5 million for the same period of 2014 .  Insurance and claims expense as a percentage of TQI operating revenue was 2.1% for the nine months ended September 30, 2015 compared to 1.4% for the same period in 2014. The $0.2 million increase was due to increases in vehicle insurance premiums and accident damage repairs.

Fuel Expense

Fuel expense decreased $2.9 million, or 19.3%, to $12.1 million for the nine months ended September 30, 2015 from $15.0 million in the same period of 2014.  Fuel expense was 1.7% of consolidated operating revenue for the nine months ended September 30, 2015 compared with 2.6% for the same period in 2014.

Forward Air

Fuel expense decreased $0.6 million, or 9.7%, to $5.6 million for the nine months ended September 30, 2015 from $6.2 million for the same period in 2014.  Fuel expense was 1.0% of Forward Air operating revenue for the nine months ended September 30, 2015 compared with 1.4% in the same period of 2014. The decrease in fuel expense was attributable to a decrease in fuel price per gallon compared to the same period in 2014. The decrease in fuel prices was partly offset by the impact of the Towne acquisition.

FASI

FASI fuel expense decreased $1.4 million, or 26.4%, to $3.9 million for the nine months ended September 30, 2015 from $5.3 million in the same period of 2014.  Fuel expenses were 4.5% of FASI operating revenue for the nine months ended September 30, 2015 compared to 6.2% in the same period of 2014.  FASI fuel expenses decreased due to a decline in year-over-year fuel prices.

TQI

TQI fuel expense decreased $0.9 million, or 25.7%, to $2.6 million for the nine months ended September 30, 2015 from $3.5 million for the same period of 2014.  Fuel expense as a percentage of TQI operating revenue was 7.8% for the nine months ended September 30, 2015 compared to 9.5% in the same period of 2014. The decrease was attributable to a decline in year-over-year fuel prices and was slightly offset by an increase in company driver miles.

Other Operating Expenses

Other operating expenses increased $18.0 million, or 37.1%, to $66.5 million for the nine months ended September 30, 2015 from $48.5 million in the same period of 2014.  Other operating expenses were 9.5% of consolidated operating revenue for the nine months ended September 30, 2015 compared with 8.6% in the same period of 2014.

Forward Air

Other operating expenses increased $17.3 million, or 46.8%, to $54.3 million during the nine months ended September 30, 2015 from $37.0 million in the same period of 2014.  Other operating expenses were 9.3% of Forward Air operating revenue for the nine months ended September 30, 2015 compared to 8.3% in the same period of 2014.  Approximately $3.2 million of the increase was attributable to other operating expenses associated with a full nine months of CST and related acquisitions. Also included in the increase was $5.1 million of transaction and integration related costs incurred for the acquisition of Towne. The remaining increase was attributable to variable costs, such as vehicle maintenance and dock and terminal supplies, which increased in conjunction with the Towne related volume increases discussed previously.

FASI

FASI other operating expenses increased $0.9 million, or 8.4% , to $11.6 million for the nine months ended September 30, 2015 compared to $10.7 million for the same period of 2014.  FASI other operating expenses for the nine months ended September 30, 2015 were 13.3% compared to 12.6% for the same period of 2014.  FASI's increase as a percent of revenue was attributable to vehicle and dock maintenance costs, largely due to opening a new facility in the second quarter of 2015 and moving certain facilities in the third quarter of 2015 to accommodate business wins mentioned above.

TQI

TQI other operating expenses increased $0.1 million, or 5.9%, to $1.8 million for the nine months ended September 30, 2015 from $1.7 million for the same period of 2014.  Other operating expenses as a percentage of TQI operating revenue was 5.4% for the nine months ended September 30, 2015 compared to 4.6% in the same period of 2014. The increase was attributable to an increase in vehicle maintenance costs due to the increase of the TQI tractor fleet. TQI's 2015 other operating expenses included a $0.2 million gain on the sale of old trailers, but this was offset by 2014 including a reduction of expenses associated with a settlement of state tax issues in which the penalties required to be paid were less than the amounts previously accrued.

Intercompany Eliminations

Intercompany eliminations increased to $1.2 million for the nine months ended September 30, 2015 from $0.9 million for the same period in 2014.   These intercompany eliminations are the result of handling services our segments provided each other during the nine months ended September 30, 2015 and 2014.

Income from Operations

Income from operations decreased by $18.1 million, or 25.6%, to $52.7 million for the nine months ended September 30, 2015 compared to $70.8 million in the same period of 2014. Income from operations was 7.5% of consolidated operating revenue for the nine months ended September 30, 2015 compared with 12.5% in the same period of 2014.

Forward Air

Income from operations decreased by $15.2 million, or 23.5%, to $49.6 million for the nine months ended September 30, 2015 compared with $64.8 million for the same period in 2014.  Income from operations as a percentage of Forward Air operating revenue was 8.5% for the nine months ended September 30, 2015 compared with 14.4% in the same period of 2014. The deterioration in income from operations was mostly due to $22.9 million of Towne transaction and integration related costs as well as increased networks costs attributable to the Towne acquisition. The deterioration was partially offset by CST's higher operating income as 2015 included a full nine months of CST and related acquisitions. The integration and transaction costs were also partially mitigated by the impact of a rate increases initiated in February and September 2015 as well as improved cost management in the third quarter.

FASI

FASI’s income from operations decreased by $2.0 million, or 71.4%, to $0.8 million for the nine months ended September 30, 2015 compared with $2.8 million for the same period in 2014.  Income from operations as a percentage of FASI operating revenue was 0.9% for the nine months ended September 30, 2015 compared to 3.3% in the same period of 2014.  The decline in FASI operating income was primarily the result of increases in health insurance costs, cargo claims and costs associated with opening a new facility in the second quarter. Additional costs came from relocating certain terminals into new, larger facilities in the third quarter to accommodate the on-boarding of new business. The decline was also due to the reduction in dedicated linehaul business discussed above.

TQI

Income from operations was $2.3 million for the nine months ended September 30, 2015 compared to $3.2 million for the same period of 2014.  Income from operations as a percentage of TQI's operating revenue was 6.9% for the nine months ended September 30, 2015 compared with 8.7% in the same period of 2014. Deterioration in income from operations as percentage of revenue was mainly attributable to reduced revenue compounded by added fixed costs related to the increase in company drivers and company owned tractors discussed above.

Interest Expense

Interest expense was $1.5 million for the nine months ended September 30, 2015 compared to $0.4 million for the same period of 2014. Increase in interest expense was attributable to interest costs related to the financing of the Towne acquisition.

Other, net

Other, net expenses were $0.1 million for the nine months ended September 30, 2015 compared to other income of $0.2 million for the nine months ended September 30, 2014. Other, net primarily represents unrealized gains and losses on trading securities held.

Income Taxes

The combined federal and state effective tax rate for the nine months ended September 30, 2015 was 36.8% compared to a rate of 37.5% for the same period in 2014.  The reduction in the 2015 effective tax rate was attributable to amending of prior year federal and state income tax returns to take advantage of qualified production property deductions. This reduction was partially offset by large non-deductible Towne acquisition costs incurred in 2015.

Net Income

As a result of the foregoing factors, net income decreased by $11.8 million, or 26.8%, to $32.3 million for the nine months ended September 30, 2015 compared to $44.1 million for the same period in 2014.

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
Liquidity and Capital Resources

We have historically financed our working capital needs, including capital expenditures, with cash flows from operations and borrowings under our bank lines of credit. Net cash provided by operating activities totaled approximately $57.3 million for the nine months ended September 30, 2015 compared to approximately $65.1 million for the nine months ended September 30, 2014. The $7.8 million decrease in cash provided by operating activities is mainly attributable to a $2.1 million decrease in net earnings after consideration of non-cash items and a $22.5 million increase in cash used to fund accounts payable and prepaid assets, net of a $16.8 million increase in cash collected from accounts receivable. The decrease in net earnings after consideration of non-cash items is primarily attributable to the decrease in net income, which was driven by Towne transaction and integration costs previously discussed.The increases in cash used for accounts payable and prepaid assets is mainly attributable to cash paid to settle trade payables assumed with the Towne acquisition. The increase in cash received from accounts receivables is attributable to the collection of acquired Towne trade receivables.

Net cash used in investing activities was approximately $79.8 million for the nine months ended September 30, 2015 compared with approximately $119.8 million used in investing activities during the nine months ended September 30, 2014. Investing activities during the nine months ended September 30, 2015 consisted primarily of $62.4 million used to acquire Towne and net capital expenditures of $17.3 million primarily for new tractors and trailers to replace aging units.  Investing activities during the nine months ended September 30, 2014 consisted primarily of $84.3 million used to acquire CST and RGL and net capital expenditures of $35.5 million primarily for new trailers, vehicles and forklifts to replace aging units. The proceeds from disposal of property and equipment during the nine months ended September 30, 2015 and 2014 were primarily from sales of older trailers and vehicles.

Net cash provided by financing activities totaled approximately $28.5 million for the nine months ended September 30, 2015 compared with net cash used in financing activities of $48.1 million for the nine months ended September 30, 2014.  The $76.6 million change in cash from financing activities was attributable to $125.0 million of proceeds from executing a two year term loan in conjunction with the Towne acquisition partly offset by a $77.7 million increase in payments on debt and capital leases.

Additionally, there was a $0.7 million decrease in cash from employee stock transactions and related tax benefits. Payments on debt and capital leases increased as the result of higher debt assumed and settled with the acquisition of Towne as compared to CST. The nine months ended September 30, 2015 also included $10.0 million used to repurchase shares of our common stock, compared to $40.0 million used to repurchase shares of our common stock for the same period in 2014.

On February 4, 2015, we entered into a five-year senior, unsecured credit facility (the “Facility”) with a maximum aggregate principal amount of $275.0 million, including a revolving credit facility of $150.0 million and a term loan facility of $125.0 million. The revolving credit facility has a sublimit of $25.0 million for letters of credit and a sublimit of $15.0 million for swing line loans. The revolving credit facility is scheduled to expire in February 2020 and may be used to refinance our existing indebtedness and for working capital, capital expenditures and other general corporate purposes. Unless we elect otherwise under the credit agreement, interest on borrowings under the Facility are based on the highest of (a) the federal funds rate plus 0.5%, (b) the administrative agent's prime rate and (c) the LIBOR Rate plus 1.0%, in each case plus a margin that can range from 0.1% to 0.6% with respect to the term loan facility and from 0.3% to 0.8% with respect to the revolving credit facility depending on our ratio of consolidated funded indebtedness to earnings as set forth in the credit agreement. The Facility contains financial covenants and other covenants that, among other things, restrict our ability, without the approval of the lenders, to engage in certain mergers, consolidations, asset sales, investments, transactions or to incur liens or indebtedness, as set forth in the credit agreement. As of September 30, 2015, we had no borrowings outstanding under the revolving credit facility. At September 30, 2015, we had utilized $13.7 of availability for outstanding letters of credit and had $136.3 of available borrowing capacity outstanding under the revolving credit facility.

In conjunction with the acquisition of Towne, we borrowed $125.0 million on the available term loan. The term loan is payable in quarterly installments of 11.1% of the original principal amount of the term loan plus accrued and unpaid interest, and matures in March 2017. The interest rate on the term loan was 1.4% at September 30, 2015. The remaining balance on the term loan was $97.2 million as of September 30, 2015. Of the remaining balance, $55.6 million is a current liability.

On February 7, 2014, our Board of Directors approved a new stock repurchase authorization for up to two million shares of our common stock. During the three and nine months ended September 30, 2015, we repurchased 204,590 for $10.0 million, or $48.86 per share. During the three months ended September 30, 2014, we repurchased 434,993 for $20.0 million, or $45.95 per share. During the nine months ended September 30, 2014, we repurchased 881,979 for $40.0 million, or $45.32 per share. As of September 30, 2015, 913,431 shares remain that may be repurchased.

During each quarter of 2014 and 2015, our Board of Directors declared a cash dividend of $0.12 per share of common stock. We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the nine months ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
3.1
Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999 (File No. 0-22490))

3.2
Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3-1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 6, 2009 (File No. 0-22490))

4.1
Form of Forward Air Corporation Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998 (File No. 0-22490))

10.1
Agreement and Plan of Merger, dated February 4, 2015 by and among CLP Towne Inc., Forward Air, Inc., FAC Subsidiary, Inc., ZM Private Equity Fund I, L.P., as the Equity Holders' Representative, and the Indemnifying Equity Holders party therto (incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2015 (File No. 0-22490))

10.2
Credit Agreement dated February 4, 2015 among Forward Air Corporation and Forward Air, Inc., as borrowers, the subsidiaries of the borrowers identified therein, Bank of America, N.A., First Tennessee Bank, N.A. and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2015 (File No. 0-22490))

10.3
First Amendment dated June 19, 2015 to the Credit Agreement dated February 4, 2015 among Forward Air Corporation and Forward Air, Inc., as borrowers, the subsidiaries of the borrowers identified therein, Bank of America, N.A., First Tennessee Bank, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, filed with the Securities and Exchange Commission on July 24, 2015 (File No. 0-22490))

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

Forward Air Corporation
Date: October 23, 2015	By:	/s/ Rodney L. Bell
Rodney L. Bell Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer)

By:	/s/ Michael P. McLean
Michael P. McLean Chief Accounting Officer, Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

No.	Exhibit
3.1
Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999 (File No. 0-22490))

3.2
Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3-1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 6, 2009 (File No. 0-22490))

4.1
Form of Forward Air Corporation Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998 (File No. 0-22490))

10.1
Agreement and Plan of Merger, dated February 4, 2015 by and among CLP Towne Inc., Forward Air, Inc., FAC Subsidiary, Inc., ZM Private Equity Fund I, L.P., as the Equity Holders' Representative, and the Indemnifying Equity Holders party therto (incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2015 (File No. 0-22490))

10.2
Credit Agreement dated February 4, 2015 among Forward Air Corporation and Forward Air, Inc., as borrowers, the subsidiaries of the borrowers identified therein, Bank of America, N.A., First Tennessee Bank, N.A. and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2015 (File No. 0-22490))

10.3
First Amendment dated June 19, 2015 to the Credit Agreement dated February 4, 2015 among Forward Air Corporation and Forward Air, Inc., as borrowers, the subsidiaries of the borrowers identified therein, Bank of America, N.A., First Tennessee Bank, N.A. and the other lenders party thereto (incorporated by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2015, filed with the Securities and Exchange Commission on July 24, 2015 (File No. 0-22490))

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