Form 10-K
period 2015-12-31
FORWARD AIR CORP
filed 2016-02-19
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2015 was approximately $1,589,060,936 based upon the $52.26 closing price of the stock as reported on The NASDAQ Stock Market LLC on that date. For purposes of this computation, all directors and executive officers of the registrant are assumed to be affiliates. This assumption is not a conclusive determination for purposes other than this calculation.

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share as of February 17, 2016 was 30,543,873.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the 2015 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

Introductory Note
This Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (this “Form 10-K”) contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. Some forward-looking statements may be identified by use of such terms as “believes,” “anticipates,” “intends,” “plans,” “estimates,” “projects” or “expects.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The following is a list of factors, among others, that could cause actual results to differ materially from those contemplated by the forward-looking statements: economic factors such as recessions, inflation, higher interest rates and downturns in customer business cycles, our inability to maintain our historical growth rate because of a decreased volume of freight or decreased average revenue per pound of freight moving through our network, increasing competition and pricing pressure, surplus inventories, loss of a major customer, the creditworthiness of our customers and their ability to pay for services rendered, our ability to secure terminal facilities in desirable locations at reasonable rates, the inability of our information systems to handle an increased volume of freight moving through our network, changes in fuel prices, claims for property damage, personal injuries or workers’ compensation, employment matters including rising health care costs, enforcement of and changes in governmental regulations, environmental and tax matters, the handling of hazardous materials, the availability and compensation of qualified independent owner-operators and freight handlers as well as contracted, third party carriers needed to serve our customers' transportation needs and our inability to successfully integrate acquisitions. As a result of the foregoing, no assurance can be given as to future financial condition, cash flows or results of operations. Except as required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Growth Strategy

Our strategy is to take advantage of our competitive strengths in order to increase our profits and shareholder returns. Our goal is to use our established businesses as the base from which to expand and launch new services that will allow us to grow and provide shareholder returns in changing economic environments.  Principal components of our efforts include:

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

•
Pursue Strategic Acquisitions. We continue to evaluate and pursue acquisitions that can increase our penetration of a geographic area, add new customers, add new business verticals, and increase freight volume.  In 2015, we completed the acquisition of CLP Towne Inc. ("Towne"). Towne is a full-service trucking provider offering time-sensitive less-than-truckload shipping, full truckload service, an extensive cartage network, container freight stations and dedicated trucking. The acquisition of Towne provides us with opportunities to expand our airport-to-airport service points and service offerings, such as pick up and delivery services. Additional benefits of the acquisition include increased linehaul network shipping density and a significant increase to our owner operator fleet, both of which are key to the profitability of Forward Air. Further, in 2014, we completed the acquisition of CST which later in 2014 acquired substanially all the assets of Recob Great Lakes Express, Inc. ("RGL") and Multi-Modal Trucking, Inc. and Multi-Modal Services, Inc. (together referred to as "MMT"). CST provides industry leading container and intermodal drayage services primarily within the Midwest region of the United States. CST also provides linehaul service within the airport-to-airport space as well as dedicated contract and Container Freight Station warehouse services. Acquisitions may affect our short-term cash flow and net income as we expend funds, potentially increase indebtedness and incur additional expenses.

Competitive Advantages

We believe that the following competitive advantages are critical to our success:

•
Focus on Specific Freight Markets and Concentrated Marketing Strategy. Our Forward Air segment focuses on providing time-definite surface transportation and related logistics services to the North American expedited ground freight market.  Forward Air provides our expedited ground freight services mainly to freight forwarders, integrated air cargo carriers, and passenger and cargo airlines rather than directly serving shippers. We believe that Forward Air customers prefer to purchase their transportation services from us because, among other reasons, we generally do not market Forward Air’s services to their shipper customers and, therefore, do not compete directly with them for customers. Our FASI segment focuses on providing high-quality pool distribution services to retailers and nationwide distributors of retail products.  Our TQI segment focuses on providing high-level security and temperature-controlled logistics services to the pharmaceutical and life science industries. This focused approach enables us to provide a higher level of service across all our business segments in a more cost-effective manner than our competitors.

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

•
Flexible Business Model. Rather than owning and operating our own large fleets of trucks, we purchase most of our transportation requirements from owner-operators or truckload carriers. This approach allows us to respond quickly to changing demands and opportunities in our industry and to generate strong returns on assets because of the lower capital requirements.

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

•
Strong Balance Sheet and Availability of Funding. Our asset-light business model and strong market position in the expedited ground freight market provides the foundation for operations that have produced excellent cash flow from operations even in challenging conditions.  Our strong balance sheet and available borrowing capacity can also be a competitive advantage.  Our competitors, particularly in the pool distribution market, are mainly regional and local operations, and may struggle to maintain operations in an uncertain economic environment.  The threat of financial instability may encourage new and existing customers to use a more financially secure transportation provider.

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
During 2015, approximately 29.0% of the freight Forward Air handled was for overnight delivery, approximately 55.8% was for delivery within two to three days and the balance was for delivery in four or more days. Forward Air generally does not market its airport-to-airport services directly to shippers (where such services might compete with our freight forwarder customers). Also, because Forward Air does not place significant size or weight restrictions on airport-to-airport shipments, Forward Air generally does not compete directly with integrated air cargo carriers such as United Parcel Service and Federal Express in the overnight delivery of small parcels.

Terminals

Our airport-to-airport network consists of terminals located in the following 91 cities:

City	Airport Served	City	Airport Served
Albany, NY	ALB	Memphis, TN	MEM
Albuquerque, NM*	ABQ	McAllen, TX	MFE
Allentown, PA*	ABE	Miami, FL	MIA
Atlanta, GA	ATL	Milwaukee, WI	MKE
Austin, TX	AUS	Minneapolis, MN	MSP
Baltimore, MD	BWI	Mobile, AL*	MOB
Baton Rouge, LA*	BTR	Moline, IA	MLI
Birmingham, AL*	BHM	Montgomery, AL*	MGM
Blountville, TN*	TRI	Nashville, TN	BNA
Boston, MA	BOS	Newark, NJ	EWR
Buffalo, NY	BUF	Newburgh, NY	SWF
Burlington, IA	BRL	New Orleans, LA	MSY
Cedar Rapids, IA	CID	New York, NY	JFK
Charleston, SC	CHS	Norfolk, VA	ORF
Charlotte, NC	CLT	Oklahoma City, OK	OKC
Chicago, IL	ORD	Omaha, NE	OMA
Cincinnati, OH	CVG	Orlando, FL	MCO
Cleveland, OH	CLE	Pensacola, FL*	PNS
Columbia, SC*	CAE	Philadelphia, PA	PHL
Columbus, OH***	CMH	Phoenix, AZ	PHX
Corpus Christi, TX*	CRP	Pittsburgh, PA	PIT
Dallas/Ft. Worth, TX	DFW	Portland, OR	PDX
Dayton, OH*	DAY	Raleigh, NC	RDU
Denver, CO**	DEN	Richmond, VA	RIC
Des Moines, IA**	DSM	Rochester, NY	ROC
Detroit, MI	DTW	Sacramento, CA	SMF
El Paso, TX	ELP	Saginaw, MI	MBS
Evansville, IN	EVV	Salt Lake City, UT	SLC
Fort Wayne, IN	FWA	San Antonio, TX	SAT
Grand Rapids, MI	GRR	San Diego, CA	SAN
Greensboro, NC	GSO	San Francisco, CA	SFO
Greenville, SC	GSP	Savannah, GA	SAV
Hartford, CT	BDL	Seattle, WA	SEA
Harrisburg, PA	MDT	Shreveport, LA*	SHV
Houston, TX	IAH	South Bend, IN	SBN
Huntsville, AL*	HSV	St. Louis, MO	STL
Indianapolis, IN	IND	Syracuse, NY	SYR
Jacksonville, FL	JAX	Tampa, FL	TPA
Kansas City, MO	MCI	Toledo, OH*	TOL
Knoxville, TN*	TYS	Traverse City, MI*	TVC
Lafayette, LA*	LFT	Tucson, AZ*	TUS
Laredo, TX	LRD	Tulsa, OK**	TUL
Las Vegas, NV	LAS	Washington, DC	IAD
Little Rock, AR*	LIT	Montreal, Canada*	YUL
Los Angeles, CA	LAX	Toronto, Canada	YYZ
Louisville, KY	SDF
*     Denotes an independent agent location.
**   Denotes a location with combined Forward Air and FASI operations.
*** Denotes a location in which Forward Air is an agent for FASI.

     Independent agents operate 20 of our Forward Air locations. These locations typically handle lower volumes of freight relative to our Company-operated facilities.

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

Shipments

The average weekly volume of freight moving through our airport-to-airport network was approximately 47.2 million pounds per week in 2015. During 2015, our average shipment weighed approximately 631 pounds and shipment sizes ranged from small boxes weighing only a few pounds to large shipments of several thousand pounds. Although we impose no significant size or weight restrictions, we focus our marketing and price structure on shipments of 200 pounds or more. As a result, we typically do not directly compete with integrated air cargo carriers in the overnight delivery of small parcels. The table below summarizes the average weekly volume of freight moving through our network for each year since 2001.

Average Weekly
Volume in Pounds
Year	(In millions)
2001	24.3
2002	24.5
2003	25.3
2004	28.7
2005	31.2
2006	32.2
2007	32.8
2008	34.2
2009	28.5
2010	32.6
2011	34.0
2012	34.9
2013	35.4
2014	37.4
2015	47.2

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

Our logistics revenue is generated primarily by our TLX and intermodal drayage services. Our TLX service provides a high level of truckload service through a dedicated owner-operator fleet and third party transportation providers that allow for flexible capacity while also allowing us to cross utilize assets and capacity with our airport-to-airport fleet.

In conjunction with our acquisition of CST in February 2014 and the related acquisitions of RGL and MMT, we expanded our container and intermodal drayage operations into the Midwest. We now offer container and intermodal drayage services in Charleston, Chicago, Cleveland, Detroit, Houston, Indianapolis, Milwaukee and Minneapolis.

Forward Air Customers
Our wholesale customer base is primarily comprised of freight forwarders, integrated air cargo carriers and passenger, cargo airlines and steamship lines. Forward Air's freight forwarder customers vary in size from small, independent, single facility companies to large, international logistics companies such as SEKO Worldwide, AIT Worldwide Logistics, Expeditors International of Washington, Associated Global, UPS Supply Chain Solutions, FedEx Corporation and Pilot Air Freight. Because we deliver dependable service, integrated air cargo carriers such as UPS Cargo, FedEx Corporation and DHL Worldwide Express use our network to provide overflow capacity and other services, including shipment of bigger packages and pallet-loaded cargo. Our passenger and cargo airline customers include United Airlines and Delta.  In 2015, Forward Air’s ten largest customers accounted for approximately 37.0% of Forward Air’s operating revenue and no single customer accounted for more than 10.0% of Forward Air’s operating revenue.
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

Forward Air seeks to establish long-term relationships with owner-operators to assure dependable service and availability. Historically, Forward Air has experienced significantly higher than industry average retention of owner-operators. Forward Air has established specific guidelines relating to safety records, driving experience and personal evaluations that we use to select our owner-operators. To enhance its relationship with the owner-operators, Forward Air rates are generally above prevailing market rates and we implemented rate increases at the beginning of 2015. In addition, our owner-operators and their drivers often are able to negotiate a consistent work schedule. Usually, owner-operators and their drivers also negotiate schedules that are between the same two cities or along a consistent route, improving quality of work life for the owner-operators and their drivers and, in turn, increasing our driver retention.

As a result of efforts to expand our logistics and other services, seasonal demands and volume surges in particular markets, we also purchase transportation from other surface transportation providers to handle overflow volume. Of the $358.9 million incurred for Forward Air purchased transportation during 2015, we purchased 59.3% from the owner-operators of our licensed motor carrier and 40.7% from other surface transportation providers.
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

Forward Air Solutions (FASI)

Pool Distribution

Through our FASI segment we provide pool distribution services through a network of terminals and service locations in 28 cities throughout the Mid-Atlantic, Southeast, Midwest and Southwest continental United States.  Pool distribution involves managing high-frequency handling and distribution of time-sensitive product to numerous destinations in specific geographic regions. Our FASI pool distribution customers are primarily comprised of national and regional retailers and distributors, such as Stage Stores, The Limited, The Marmaxx Group and The GAP.   FASI’s four largest customers accounted for approximately 62.8% of FASI’s 2015 operating revenue, but revenues from these four customers do not exceed 10.0% of our consolidated revenue.  No other customers accounted for more than 10.0% of FASI’s operating revenue.

Our pool distribution network consists of terminals and service locations in the following 28 cities:

City
Albuquerque, NM*	Jeffersonville, OH
Atlanta, GA	Kansas City, MO
Baltimore, MD	Lakeland, FL
Baton Rouge, LA*	Las Vegas, NV
Charlotte, NC	Little Rock, AR*
Chicago, IL*	Miami, FL
Columbus, OH**	Montgomery, AL
Dallas/Ft. Worth, TX	Nashville, TN
Denver, CO***	Raleigh, NC
Des Moines, IA***	Richmond, VA
Detroit, MI*	Rochester, NY
Houston, TX	San Antonio, TX
Jacksonville, FL	St. Louis, MO*
Jacksonville, TX	Tulsa, OK***

* Denotes an independent agent station.
** Denotes a location in which Forward Air is an agent for FASI.
*** Denotes a location with combined Forward Air and FASI operations.

FASI Transportation
FASI provides transportation services through a mix of Company-employed drivers, owner-operators and third party carriers. The mix of sources utilized to provide FASI transportation services is dependent on the individual markets and related customer routes. During 2015, approximately 40.0% of FASI's direct transportation expenses were provided by Company-employed drivers, 32.4% by owner-operators and 27.6% was provided by third party carriers.
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
Total Quality (TQI)
TQI is a premium provider of high-level security and temperature-controlled services to the pharmaceutical and other life science industries. TQI utilizes industry-leading temperature-controlled equipment, 24-hour real-time monitoring and tracking technology and layered security features and practices to provide our customers with a high level of service. In addition to its core pharmaceutical services, TQI also provides truckload and less-than-truckload brokerage transportation services. TQI’s administrative headquarters are located in Grand Rapids, Michigan.

TQI Transportation
TQI maintains a fleet of Company-employed drivers and owner-operators. All Company-employed drivers and owner-operators are incentivized to follow strict operating procedures during pick up, transport and delivery. In addition to TQI’s private and owner-operator fleet, TQI has contracted third party partner carriers that have committed to meet TQI’s high standards of service and serve as a dedicated source of scalable capacity. Utilizing these partner carriers, TQI is able to accommodate spikes in demand created by product launches, product recalls, special promotions and other seasonal marketing efforts that require additional capacity. During 2015, approximately 34.5% of TQI's direct transportation expenses were provided by Company-employed drivers, 9.2% by owner-operators and 56.3% was provided by third party carriers.
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

Employees and Equipment

      As of December 31, 2015, we had 3,439 full-time employees, 2,226 of whom were freight handlers. Also, as of that date, we had an additional 1,097 part-time employees, of whom the majority were freight handlers. None of our employees are covered by a collective bargaining agreement. We recognize that our workforce, including our freight handlers, is one of our most valuable assets. The recruitment, training and retention of qualified employees is essential to support our continued growth and to meet the service requirements of our customers.

We own the majority of trailers we use to move freight through our networks. Substantially all of our trailers are 53’ long, some of which have specialized roller bed equipment required to serve air cargo industry customers. At December 31, 2015, we had 4,234 owned trailers in our fleet with an average age of approximately 5.4 years. In addition, at December 31, 2014, we also had 1,089 leased trailers in our fleet. At December 31, 2015, we had 726 owned tractors and straight trucks in our fleet, with an average age of approximately 4.6 years. In addition, at December 31, 2015, we also had 185 leased tractors and straight trucks in our fleet.

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

Service Marks

Through one of our subsidiaries, we hold federal trademark registrations or applications for federal trademark registration, associated with the following service marks: Forward Air, Inc. ®, North America’s Most Complete Roadfeeder Network ®, Forward Air  ®, Forward Air Solutions®, Forward Air TLXSM, Forward Air Complete®, PROUD®, Total Quality, Inc.® and TQI, Inc. ®. These marks are of significant value to our business. We are also in the process of registering our trademark for Central States Trucking Co.

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

Our net fuel surcharge revenue is the result of our fuel surcharge rates and the tonnage transiting our networks.  The fuel surcharge revenue is then netted with the fuel surcharge we pay to our owner-operators and third party transportation providers.  The fuel surcharge may not capture the entire amount of the increase in fuel prices. Decreases in fuel prices reduce the cost of transportation services and accordingly, could reduce our revenues and may reduce margins for certain lines of business. In addition to changing fuel prices, fluctuations in volumes and related load factors may subject us to volatility in our net fuel surcharge revenue.  This potential volatility in net fuel surcharge revenue may adversely impact our overall revenue, base transportation revenue plus net fuel surcharge revenue, and results of operations.

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

We depend on owner-operators for most of our transportation needs. In 2015, owner-operators provided 57.4% of our purchased transportation. Competition for owner-operators is intense, and sometimes there are shortages of available owner-operators. In addition, we need a large number of freight handlers to operate our business efficiently. During periods of low unemployment in the areas where our terminals are located, we may have difficulty hiring and retaining a sufficient number of freight handlers. If we have difficulty attracting and retaining enough qualified owner-operators or freight handlers, we may be forced to increase wages and benefits, which would increase our operating costs. This difficulty may also impede our ability to maintain our delivery schedules, which could make our service less competitive and force us to curtail our planned growth. If our labor costs increase, we may be unable to offset the increased labor costs by increasing rates without adversely affecting our business. As a result, our profitability may be reduced.

A determination by regulators that our independent owner-operators are employees rather than independent contractors could expose us to various liabilities and additional costs.

At times, the Internal Revenue Service, the Department of Labor and state authorities have asserted that owner-operators are “employees,” rather than “independent contractors.” One or more governmental authorities may challenge our position that the owner-operators we use are not our employees. A determination by regulators that our independent owner-operators are employees rather than independent contractors could expose us to various liabilities and additional costs including, but not limited to, employment-related expenses such as workers’ compensation insurance coverage and reimbursement of work-related expenses. Additionally, the exposure could include prior period compensation, as well as potential liability for employee benefits and tax withholdings.

If we have difficulty contracting with a sufficient number of third-party carriers to supplement our owner-operator fleet and satisfy our customers’ fast-growing transportation needs, our results of operations could be adversely affected.

To augment our fleet of owner-operators, we purchase transportation from third-party carriers. As with owner-operators, competition for third-party carriers is intense, and sometimes there are shortages of available third-party carriers. If we cannot secure a sufficient number of owner-operators and have to purchase transportation from third-party carriers, our operating costs will increase. This capacity deficit may lead to a loss of customers and a decline in the volume of freight we receive from customers.

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

We face risks related to self-insurance and third-party insurance that can be volatile to our earnings.

We self-insure a significant portion of our claims exposure and related expenses for cargo loss, employee medical expense, bodily injury, workers’ compensation and property damage, and maintain insurance with insurance companies above our limits of self-insurance. Self-insurance retention and other limitations are detailed in Part II, Item 7, under “Self-Insurance Loss Reserves.” Our large self-insured retention limits can make our insurance and claims expense higher or more volatile. Additionally, if our third-party insurance carriers or underwriters leave the trucking sector, it could materially increase our insurance costs or collateral requirements, or create difficulties in finding insurance in excess of our self-insured retention limits.  Additionally, we could find it necessary to raise our self-insured retention or decrease our aggregate coverage limits when our policies are renewed or replaced.

We accrue for the costs of the uninsured portion of pending claims, based on the nature and severity of individual claims and historical claims development trends. Estimating the number and severity of claims, as well as related judgment or settlement amounts is inherently difficult. This, along with legal expenses, incurred but not reported claims, and other uncertainties can cause unfavorable differences between actual self-insurance costs and our reserve estimates.

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

Certain weather conditions such as ice and snow can disrupt our operations. Increases in the cost of operations, such as towing and other maintenance activities, frequently occur during the winter months. Natural disasters such as hurricanes and flooding can also impact freight volumes and negatively impact our results of operations. Any such event affecting one of our key locations could result in a significant interruption in or disruption of our business.

We could be required to record a material non-cash charge to income if our recorded intangible assets or goodwill are determined to be impaired.

We have $127.8 million of recorded net definite-lived intangible assets on our consolidated balance sheet at December 31, 2015.  Our definite-lived intangible assets primarily represent the value of customer relationships and non-compete agreements that were recorded in conjunction with our various acquisitions.  We review our long-lived assets, such as our definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Impairment is recognized on these assets when the sum of undiscounted estimated cash flows expected to result from the use of the asset is less than the carrying value.  If such measurement indicates an impairment, we would be required to record a non-cash impairment charge to our consolidated statement of comprehensive income in the amount that the carrying value of these assets exceed the estimated fair value of the assets.

     We also have recorded goodwill of $205.6 million on our consolidated balance sheet at December 31, 2015.  Goodwill is assessed for impairment annually (or more frequently if circumstances indicate possible impairment) for each of our reporting units.  This assessment includes comparing the fair value of each reporting unit to the carrying value of the assets assigned to each reporting unit.  If the carrying value of the reporting unit was to exceed our estimated fair value of the reporting unit, we would then be required to estimate the fair value of the individual assets and liabilities within the reporting unit to ascertain the amount of fair value of goodwill and any potential impairment.  If we determine that our fair value of goodwill is less than the related book value, we could be required to record a non-cash impairment charge to our consolidated statement of comprehensive income, which could have a material adverse effect on our earnings.

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

We lease our 37,500 square foot headquarters in Greeneville, Tennessee from the Greeneville-Greene County Airport Authority. The initial lease term ended in 2006, and the lease has two ten-year and one five-year renewal options. During 2007, we renewed the lease through 2016. We lease a 22,250 square foot facility for our national call center which is also located in Greeneville, Tennesee. The call center lease was initiated in August 2015 and has an approximate seven year term expiring in June 2022.

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

We lease and maintain 102 additional terminals, office spaces and other properties located in major cities throughout the United States and Canada. Lease terms for these terminals are typically for three to five years. As a result of the Towne acquisition, we currently have 15 idle facilities that we are still leasing. Our plan is to buyout or sublease these remaining facilities. In addition, we have operations in 27 cities operated by independent agents who handle freight for us on a commission basis.

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

2015	High	Low	Dividends
First Quarter	$57.65	$43.30	$0.12
Second Quarter	54.99	50.21	0.12
Third Quarter	53.30	41.44	0.12
Fourth Quarter	50.47	40.52	0.12

2014	High	Low	Dividends
First Quarter	$46.66	$41.36	$0.12
Second Quarter	48.08	42.09	0.12
Third Quarter	48.93	44.45	0.12
Fourth Quarter	51.37	43.60	0.12

According to a position listing there were approximately 531 shareholders of record of our Common Stock as of January 15, 2016.

Subsequent to December 31, 2015, our Board of Directors declared a cash dividend of $0.12 per share that will be paid in the first quarter of 2016. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

There are no material restrictions on our ability to declare dividends.

None of our securities were sold during fiscal year 2015 without registration under the Securities Act.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2015 with respect to shares of our Common Stock that may be issued under existing equity compensation plans, the 1999 Stock Option and Incentive Plan (the “1999 Plan”), the Amended and Restated Stock Option and Incentive Plan (“1999 Amended Plan”), the Non-Employee Director Stock Option Plan (the “NED Plan”), the 2000 Non-Employee Director Award (the “2000 NED Award”), the 2005 Employee Stock Purchase Plan (the “ESPP”) and the Amended and Restated Non-Employee Director Stock Plan (the “Amended Plan”).  Our shareholders have approved each of these plans.

Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued upon Exercise or Vesting of Outstanding/Unvested Shares, Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
		(a)	(b)
Equity Compensation Plans Approved by Shareholders	1,069,022	$32	1,436,612
Equity Compensation Plans Not Approved by Shareholders	—	—	—
Total	1,069,022	$32	1,436,612

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

(b)	Includes shares available for future issuance under the ESPP. As of December 31, 2015, an aggregate of 392,987 shares of Common Stock were available for issuance under the ESPP.

 Stock Performance Graph

The following graph compares the percentage change in the cumulative shareholder return on our Common Stock with The NASDAQ Trucking and Transportation Stocks Index and The NASDAQ Global Select Stock Market™ Index commencing on the last trading day of December 2010 and ending on the last trading day of December 2015. The graph assumes a base investment of $100 made on December 31, 2010 and the respective returns assume reinvestment of all dividends. The comparisons in this graph are required by the SEC and, therefore, are not intended to forecast or necessarily be indicative of any future return on our Common Stock.

The performance graph and related information shall not be deemed “soliciting material” or be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

	2010	2011	2012	2013	2014	2015
Forward Air Corporation	$100	$113	$123	$155	$177	$152
Nasdaq Trucking and Transportation Stocks Index	100	85	89	111	154	130
Nasdaq Global Select Stock Market Index	100	99	114	158	180	191

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
October 1-31, 2015	—	$—	—	—
November 1-30, 2015	217,814	46	217,814	695,617
December 1-31, 2015	—	—	—	—
Total	217,814	$46	217,814	695,617

(1) On February 7, 2014, the Board of Directors approved a stock repurchase program for up to 2.0 million shares of the Company's common stock.

Item 6.        Selected Financial Data

The following table sets forth our selected financial data. The selected financial data should be read in conjunction with our consolidated financial statements and notes thereto, included elsewhere in this report.

	Year ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2015	2014	2013	2012	2011
	(In thousands, except per share data)
Income Statement Data:
Operating revenue	$959,125	$780,959	$652,481	$584,446	$536,402
Income from operations	81,772	96,406	84,355	83,532	77,110
Operating margin (1)	8.5%	12.3%	12.9%	14.3%	14.4%

Net income	55,575	61,169	54,467	52,668	47,199
Net income per share:
Basic	$1.80	$1.99	$1.81	$1.82	$1.62
Diluted	$1.78	$1.96	$1.77	$1.78	$1.60

Cash dividends declared per common share	$0.48	$0.48	$0.40	$0.34	$0.28

Balance Sheet Data (at end of period):
Total assets	$700,171	$539,309	$506,269	$399,187	$341,151
Long-term obligations, net of current portion	28,856	1,275	3	58	333
Shareholders' equity	510,055	463,563	435,865	351,671	286,902

(1) Income from operations as a percentage of operating revenue

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Executive Summary

Our operations can be broadly classified into three principal segments: Forward Air, Forward Air Solutions (“FASI”) and Total Quality ("TQI").

Through our Forward Air segment, we provide time-definite surface transportation and related logistics services to the North American expedited ground freight market. Our licensed property broker utilizes qualified motor carriers, including our own, and other third-party transportation companies, to offer our customers local pick-up and delivery (Forward Air Complete®) and scheduled surface transportation of cargo as a cost-effective, reliable alternative to air transportation. We transport cargo that must be delivered at a specific time, but is less time-sensitive than traditional air freight. This type of cargo is frequently referred to in the transportation industry as deferred air freight. We operate our Forward Air segment through a network of terminals located on or near airports in 91 cities in the United States and Canada, including a central sorting facility in Columbus, Ohio and 12 regional hubs serving key markets. We also offer our customers an array of logistics and other services including: expedited truckload brokerage (“TLX”); intermodal drayage; dedicated fleets; warehousing; customs brokerage; and shipment consolidation, deconsolidation and handling.

FASI provides pool distribution services throughout the Mid-Atlantic, Southeast, Midwest and Southwest continental United States. Pool distribution involves managing high-frequency handling and distribution of time-sensitive product to numerous destinations in specific geographic regions. Our primary customers for this service are regional and nationwide distributors and retailers, such as mall, strip mall and outlet based retail chains. We service these customers through a network of terminals and service centers located in 28 cities.

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

Trends and Developments

Acquisition of Towne

On March 9, 2015, we completed the acquisition of CLP Towne Inc. (“Towne”). Towne is a full-service trucking provider offering time-sensitive less-than-truckload shipping, full truckload service, an extensive cartage network, container freight stations and dedicated trucking. For the acquisition of Towne, we paid $61.9 million in net cash and assumed $59.5 million in debt and capital leases. With the exception of the assumed capital leases, the assumed debt was immediately paid in full after funding of the acquisition. The transaction was funded with proceeds from a $125 million two year term loan. The assets, liabilities, and operating results of Towne have been included in the Forward Air reportable segment.

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

Acquisition of TQI

On March 4, 2013, we entered into a Stock Purchase Agreement ("Agreement") with all of the shareholders of TQI Holdings, Inc. to acquire 100% of the outstanding stock. Pursuant to the terms of the Agreement and concurrently with the execution of the Agreement, we acquired all of the outstanding capital stock of TQI Holdings, Inc. in exchange for $45.3 million in net cash,

$20.1 million in assumed debt and an available earn-out of up to $5.0 million. The assumed debt was immediately paid in full after funding of the acquisition. The acquisition and settlement of the assumed debt were funded using our cash on hand.

Results from Operations

During the year ended December 31, 2015, we experienced a 22.8% increase in our consolidated operating revenues and a 15.1% deterioration in income from operations, compared to the year ended December 31, 2014.

Forward Air's revenue increased $180.4 million, or 29.5%, but operating income decreased 12.5% for the year ended December 31, 2015, compared to the same period in 2014. The increase of Forward Air revenue was the result of higher airport-to-airport volumes mostly attributable to the acquisition of Towne. The decline in operating income was mostly attributable to integration and deal costs related to the Towne acquisition and declining net fuel surcharge revenue. The integration and deal costs were partially offset by the increase in operating income from CST, rate increases implemented in our airport-to-airport business, declining fuel costs and improving efficiencies on the additional revenue from the Towne acquisition.

FASI revenue increased 3.8% during the year ended December 31, 2015 compared to the year ended December 31, 2014 while FASI's income from operations deteriorated $1.9 million, or 31.7%, to $4.1 million from $6.0 million in 2014. The decline in FASI operating income was primarily the result of increased insurance and claims, declines in net fuel surcharge revenue partially offset by reduced fuel expense, continuing costs related to opening a new facility in the second quarter of 2015 and relocating certain facilities in the third quarter of 2015.

TQI's revenue decreased $6.4 million, or 13.1%, and operating income decreased 1.9 million, or 44.2%, for the year ended December 31, 2015, compared to the same period in 2014. Operating income as a percentage of revenue decreased to 5.7% for the year ended December 31, 2015 compared to 8.8% for the year ended December 31, 2014. The decrease in operating income in total dollars and as a percentage of revenue was primarily attributable to reduced revenue compounded by added fixed costs related to increases in driver pay packages as well as increased depreciation on tractors purchased in 2015.

Fuel Surcharge

Our net fuel surcharge revenue is the result of our fuel surcharge rates, which are set weekly using the national average for diesel price per gallon, and volumes transiting our network.  During the year ended December 31, 2015, total net fuel surcharge revenue decreased 24.3% as compared to the same period in 2014. The decrease in net fuel surcharge revenue for the year ended December 31, 2015 compared to the same periods in 2014 was mostly due to decreased fuel prices partially offset by increased Forward Air business volumes mostly due to the Towne and CST acquisitions. Partially offsetting the decline in net fuel surcharge revenue was a 21.3% decline in fuel expense which was also the result of the declining fuel prices. The decline in fuel prices has continued into 2016.

Results of Operations

The following table sets forth our historical financial data for the years ended December 31, 2015 and 2014 (in millions):

	Year ended
	December 31,	December 31,		Percent
	2015	2014	Change	Change
Operating revenue	$959.1	$781.0	$178.1	22.8%
Operating expenses:
Purchased transportation	408.8	334.6	74.2	22.2
Salaries, wages, and employee benefits	240.6	182.1	58.5	32.1
Operating leases	66.3	34.0	32.3	95.0
Depreciation and amortization	37.1	31.1	6.0	19.3
Insurance and claims	21.5	15.7	5.8	36.9
Fuel expense	15.9	20.2	(4.3)	(21.3)
Other operating expenses	87.1	66.9	20.2	30.2
Total operating expenses	877.3	684.6	192.7	28.1
Income from operations	81.8	96.4	(14.6)	(15.1)
Other income (expense):
Interest expense	(2.0)	(0.6)	(1.4)	233.3
Other, net	(0.1)	0.3	(0.4)	(133.3)
Total other expense	(2.1)	(0.3)	(1.8)	600.0
Income before income taxes	79.7	96.1	(16.4)	(17.1)
Income taxes	24.1	34.9	(10.8)	(30.9)
Net income	$55.6	$61.2	$(5.6)	(9.2)%

The following table sets forth our historical financial data by segment for the years ended December 31, 2015 and 2014 (in millions):

	Year ended December 31
		Percent of		Percent of		Percent
Forward Air	2015	Revenue	2014	Revenue	Change	Change
Operating revenue	$792.8	82.7%	$612.4	78.4%	$180.4	29.5%
Operating expenses:
Purchased transportation	358.9	45.3	277.3	45.3	81.6	29.4
Salaries, wages, and employee benefits	182.0	22.9	131.7	21.5	50.3	38.2
Operating leases	56.0	7.1	24.9	4.1	31.1	124.9
Depreciation and amortization	27.0	3.4	21.7	3.5	5.3	24.4
Insurance and claims	16.8	2.1	11.8	1.9	5.0	42.4
Fuel expense	7.1	0.9	8.4	1.4	(1.3)	(15.5)
Other operating expenses	69.7	8.8	50.5	8.2	19.2	38.0
Income from operations	$75.3	9.5%	$86.1	14.1%	$(10.8)	(12.5)%

		Percent of		Percent of		Percent
FASI	2015	Revenue	2014	Revenue	Change	Change
Operating revenue	$130.0	13.5%	$125.2	16.0%	$4.8	3.8%
Operating expenses:
Purchased transportation	35.0	26.9	36.6	29.3	(1.6)	(4.4)
Salaries, wages, and employee benefits	48.7	37.5	42.0	33.5	6.7	16.0
Operating leases	10.2	7.8	9.0	7.2	1.2	13.3
Depreciation and amortization	6.1	4.7	5.8	4.6	0.3	5.2
Insurance and claims	3.8	2.9	3.1	2.5	0.7	22.6
Fuel expense	5.4	4.2	7.3	5.8	(1.9)	(26.0)
Other operating expenses	16.7	12.8	15.4	12.3	1.3	8.4
Income from operations	$4.1	3.2%	$6.0	4.8%	$(1.9)	(31.7)%

		Percent of		Percent of		Percent
TQI	2015	Revenue	2014	Revenue	Change	Change
Operating revenue	$42.4	4.4%	$48.8	6.3%	$(6.4)	(13.1)%
Operating expenses:
Purchased transportation	19.2	45.3	24.7	50.6	(5.5)	(22.3)
Salaries, wages, and employee benefits	9.9	23.4	8.4	17.2	1.5	17.9
Operating leases	0.1	0.2	0.1	0.2	—	—
Depreciation and amortization	4.0	9.4	3.6	7.4	0.4	11.1
Insurance and claims	0.9	2.1	0.8	1.7	0.1	12.5
Fuel expense	3.4	8.0	4.5	9.2	(1.1)	(24.4)
Other operating expenses	2.5	5.9	2.4	4.9	0.1	4.2
Income from operations	$2.4	5.7%	$4.3	8.8%	$(1.9)	(44.2)%

		Percent of		Percent of		Percent
Intercompany Eliminations	2015	Revenue	2014	Revenue	Change	Change
Operating revenue	$(6.1)	(0.6)%	$(5.4)	(0.7)%	$(0.7)	13.0%
Operating expenses:
Purchased transportation	(4.3)	70.5	(4.0)	74.1	(0.3)	7.5
Other operating expenses	(1.8)	29.5	(1.4)	25.9	(0.4)	28.6
Income from operations	$—	—%	$—	—%	$—	—%

		Percent of		Percent of		Percent
Consolidated	2015	Revenue	2014	Revenue	Change	Change
Operating revenue	$959.1	100.0%	$781.0	100.0%	$178.1	22.8%
Operating expenses:
Purchased transportation	408.8	42.6	334.6	42.8	74.2	22.2
Salaries, wages, and employee benefits	240.6	25.1	182.1	23.3	58.5	32.1
Operating leases	66.3	6.9	34.0	4.4	32.3	95.0
Depreciation and amortization	37.1	3.9	31.1	4.0	6.0	19.3
Insurance and claims	21.5	2.2	15.7	2.0	5.8	36.9
Fuel expense	15.9	1.7	20.2	2.6	(4.3)	(21.3)
Other operating expenses	87.1	9.1	66.9	8.6	20.2	30.2
Income from operations	$81.8	8.5%	$96.4	12.3%	$(14.6)	(15.1)%

The following table presents the components of the Forward Air segment’s operating revenue and purchased transportation for the years ended December 31, 2015 and 2014 (in millions):

	Year ended
	December 31,	Percent of	December 31,	Percent of		Percent
	2015	Revenue	2014	Revenue	Change	Change
Operating Revenue
Forward Air
Airport-to-airport	$523.9	66.1%	$429.4	70.1%	$94.5	22.0%
Logistics services
Expedited full truckload - TLX	110.9	14.0	77.7	12.7	33.2	42.7
Intermodal/drayage	81.7	10.3	55.3	9.0	26.4	47.7
Total Logistics services	192.6	24.3	133.0	21.7	59.6	44.8
Other Forward Air services	76.3	9.6	50.0	8.2	26.3	52.6
Forward Air - Total revenue	792.8	82.7	612.4	78.4	180.4	29.5
TQI - Pharmaceutical services	42.4	4.4	48.8	6.3	(6.4)	(13.1)
Forward Air Solutions - Pool distribution	130.0	13.5	125.2	16.0	4.8	3.8
Intersegment eliminations	(6.1)	(0.6)	(5.4)	(0.7)	(0.7)	13.0
Consolidated operating revenue	$959.1	100.0%	$781.0	100.0%	$178.1	22.8%

	Year ended
	December 31,	Percent of	December 31,	Percent of		Percent
	2015	Revenue	2014	Revenue	Change	Change
Purchased Transportation
Forward Air
Airport-to-airport	$225.6	43.1%	$183.3	42.7%	$42.3	23.1%
Logistics services
Expedited full truckload - TLX	81.0	73.0	59.8	77.0	21.2	35.5
Intermodal/drayage	30.6	37.5	21.7	39.2	8.9	41.0
Total Logistics services	111.6	57.9	81.5	61.3	30.1	36.9
Other Forward Air services	21.7	28.4	12.5	25.0	9.2	73.6
Forward Air - Total purchased transportation	358.9	45.3	277.3	45.3	81.6	29.4
TQI - Pharmaceutical services	19.2	45.3	24.7	50.6	(5.5)	(22.3)
Forward Air Solutions - Pool distribution	35.0	26.9	36.6	29.3	(1.6)	(4.4)
Intersegment eliminations	(4.3)	70.5	(4.0)	74.1	(0.3)	7.5
Consolidated purchased transportation	$408.8	42.6%	$334.6	42.8%	$74.2	22.2%

Year ended December 31, 2015 compared to Year ended December 31, 2014

Revenues

Operating revenue increased by $178.1 million, or 22.8%, to $959.1 million for the year ended December 31, 2015 from $781.0 million for the year ended December 31, 2014.

Forward Air

Forward Air operating revenue increased $180.4 million, or 29.5%, to $792.8 million from $612.4 million, accounting for 82.7% of consolidated operating revenue for the year ended December 31, 2015. Airport-to-airport revenue, which is the largest component of our consolidated operating revenue, increased $94.5 million, or 22.0%, from $429.4 million. Airport-to-airport revenue accounted for 66.1% of the Forward Air operating revenue during the years ended December 31, 2015 compared to 70.1%

for the year ended December 31, 2014. The increase is partially attributable to a 26.6% increase in tonnage offset by a 1.1% decrease in our base revenue per pound, excluding net fuel surcharge revenue and Forward Air CompleteTM ("Complete") revenue. This accounted for $84.3 million of the increase in airport-to-airport revenue. The decrease in average base revenue per pound was attributable to the acquisition of Towne, as Towne's base revenue per pound was notably lower than our legacy Forward Air base revenue per pound. Targeted rate increases implemented in September 2015 helped partially mitigate Towne's impact on base revenue per pound. The increase in tonnage is mainly due to the Towne acquisition.  The increase in airport-to-airport revenue is also the result of increased revenue from our Complete pick-up and delivery service offset by a decrease in net fuel surcharge revenue.  Complete revenue increased $19.3 million, or 33.6%, during the year ended December 31, 2015 compared to the same period of 2014.  The increase in Complete revenue was attributable to improved shipping volumes in our airport-to-airport network and a 38.1% increase in the attachment rate of Complete activity to linehaul shipments, both of which were largely attributable to the Towne acquisition. Compared to the same period in 2014, net fuel surcharge revenue decreased largely due to the decline in fuel prices. The decline in net fuel surcharge revenue due to lower fuel prices was partially offset by volume increases related to the acquisition of Towne for a net decrease of $9.1 million during the year ended December 31, 2015 compared to the same period in 2014.

Logistics revenue, which is primarily TLX and intermodal drayage and priced on a per mile basis, increased $59.6 million, or 44.8%, to $192.6 million for the year ended December 31, 2015 from $133.0 million for the year ended December 31, 2014.  The increase in logistics revenue was mostly attributable to a $26.4 million increase in intermodal drayage revenue in conjunction with the acquisition of CST and related acquisitions. TLX revenue also increased $33.2 million, or 42.7%, during the year ended December 31, 2015, compared to the same period in 2014. The increase in TLX revenue was driven by a 33.0% increase in miles driven to support TLX revenue and a 7.0% increase in TLX's average revenue per mile. TLX's revenue per mile increased on a shift in business mix that provided a higher revenue per mile due to the required use of more expensive third party transportation providers. The increase in miles was mostly due to business obtained with the Towne acquisition.

Other revenue, which includes warehousing services and terminal handling, accounts for the final component of Forward Air operating revenue. Other revenue increased $26.3 million, or 52.6%, to $76.3 million during the year ended December 31, 2015 from $50.0 million during the year ended December 31, 2014.  The increase in Forward Air other revenue was mainly attributable to $22.9 million of other revenue obtained with the acquisition of Towne and $3.4 million increase in local delivery work, warehousing and handling revenues associated with a full year of CST and related acquisitions.

FASI

FASI operating revenue increased $4.8 million, or 3.8%, to $130.0 million for the year ended December 31, 2015 from $125.2 million for the year ended December 31, 2014.  The increase was attributable to current year rate increases, increased volume from previously existing customers and new revenue from business wins. These increases were partially offset by a reduction in dedicated linehaul business provided to a customer and a decrease in net fuel surcharge revenue.

TQI

TQI operating revenue decreased $6.4 million, or 13.1%, to $42.4 million for the year ended December 31, 2015 from $48.8 million for the year ended December 31, 2014.  TQI has focused its operations on increasing its Company-owned fleet and utilizing this fleet to service our current customers instead of more costly third party providers. This initiative has progressed slower than expected, which has led to decreases in pharma revenue. The decrease in pharmaceuticals was also driven by a distribution awarded and executed in the second quarter of 2014 that did not reoccur in 2015. Further, decreases were also attributable to decreased shipping activity from TQI's brokerage transportation services.

Intercompany Eliminations

Intercompany eliminations increased $0.7 million, or 13.0%, to $6.1 million during the year ended December 31, 2015 from $5.4 million during the year ended December 31, 2014.   The intercompany eliminations are the result of truckload, airport-to-airport, and handling services provided between our segments during the years ended December 31, 2015 and 2014.

Purchased Transportation

Purchased transportation increased by $74.2 million, or 22.2%, to $408.8 million for the year ended December 31, 2015 from $334.6 million for the year ended December 31, 2014.  As a percentage of total operating revenue, purchased transportation was 42.6% during the year ended December 31, 2015 compared to 42.8% for the year ended December 31, 2014.

Forward Air

Forward Air’s purchased transportation increased by $81.6 million, or 29.4%, to $358.9 million for the year ended December 31, 2015 from $277.3 million for the year ended December 31, 2014. As a percentage of segment operating revenue, Forward Air purchased transportation was 45.3% during the year ended December 31, 2015 and 2014.

Purchased transportation costs for our airport-to-airport network increased $42.3 million, or 23.1%, to $225.6 million for the year ended December 31, 2015 from $183.3 million for the year ended December 31, 2014.  For the year ended December 31, 2015, purchased transportation for our airport-to-airport network increased to 43.1% of airport-to-airport revenue from 42.7% for the year ended December 31, 2014.  The $42.3 million increase is mostly attributable to an 18.3% increase in miles driven by our network of owner-operators or third party transportation providers and a 6.1% increase in the cost per mile paid to our network of owner-operators or third party transportation providers.  The higher miles increased purchased transportation by $26.4 million while the higher cost per mile increased purchased transportation by $3.1 million.  The increase in miles was attributable to the increase in revenue activity discussed previously. The increase in airport-to-airport cost per mile was attributable to a rate increase awarded to our network of owner-operators in January 2015 and higher rates charged by third party transportation providers. The remaining $12.8 million increase in airport-to-airport purchased transportation was attributable to increased third party transportation costs associated with the higher Complete revenue discussed above.

Purchased transportation costs for our logistics revenue increased $30.1 million, or 36.9%, to $111.6 million for the year ended December 31, 2015 from $81.5 million for the year ended December 31, 2014. For the year ended December 31, 2015, logistics’ purchased transportation costs represented 57.9% of logistics revenue versus 61.3% for the year ended December 31, 2014. The increase in logistics’ purchased transportation in total dollars was mostly attributable to a $8.9 million increase in intermodal drayage purchased transportation due to 2015 including a full year of CST and related acquisitions. TLX purchased transportation also increased $21.2 million and 35.5%. The increase in TLX purchased transportation was attributable to a 2.3% increase in cost per mile during the year ended December 31, 2015 compared to the same period in 2014 and a 33.0% increase in miles driven during the year ended December 31, 2015 compared to the same period of 2014. The changes in TLX miles driven and cost per mile were attributable to a shift in customer mix that resulted in the increased use of more expensive third party transportation providers and the Towne acquisition. The decline in logistics' purchased transportation as a percentage of revenue was attributable to CST utilizing more Company-employed drivers and less owner-operators and third party transportation providers than our legacy Forward Air operations and improved margins on acquired TLX business.

     Purchased transportation costs related to our other revenue increased $9.2 million, or 73.6%, to $21.7 million for the year ended December 31, 2015 from $12.5 million for the year ended December 31, 2014. Other purchased transportation costs as a percentage of other revenue increased to 28.4% of other revenue for the year ended December 31, 2015 from 25.0% for the year ended December 31, 2014.  The increase as a percentage of the associated revenue was primarily due to dedicated pick up and delivery activity associated with the Towne acquisition.

FASI

FASI purchased transportation decreased $1.6 million, or 4.4%, to $35.0 million for the year ended December 31, 2015 from $36.6 million for the year ended December 31, 2014.  FASI purchased transportation as a percentage of revenue was 26.9% for the year ended December 31, 2015 compared to 29.3% for the year ended December 31, 2014.  The improvement in FASI purchased transportation as a percentage of revenue was attributable to improved revenue quality due to customer rate increases initiated in the first quarter of 2015 and reduced usage of more costly third party transportation providers due to the reduction of dedicated linehaul revenue.

TQI

TQI purchased transportation decreased $5.5 million, or 22.3%, to $19.2 million for the year ended December 31, 2015 from $24.7 million for the year ended December 31, 2014.  TQI purchased transportation as a percentage of revenue was 45.3% for the year ended December 31, 2015 compared to 50.6% for the year ended December 31, 2014.  The decrease in percentage of revenue was due to decreased utilization of more expensive third party transportation providers in favor of Company-employed drivers and owner operators.

Intercompany Eliminations

Intercompany eliminations increased $0.3 million, or 7.5%, to $4.3 million during the year ended December 31, 2015 from $4.0 million during the year ended December 31, 2014.  The intercompany eliminations are the result of truckload and airport-to-airport services provided between our segments during the years ended December 31, 2015 and 2014.

Salaries, Wages, and Benefits

Salaries, wages and employee benefits increased $58.5 million, or 32.1%, to $240.6 million for the year ended December 31, 2015 from $182.1 million for the year ended December 31, 2014.  As a percentage of total operating revenue, salaries, wages and employee benefits was 25.1% during the year ended December 31, 2015 compared to 23.3% in December 31, 2014.

Forward Air

Salaries, wages and employee benefits of Forward Air increased by $50.3 million, or 38.2%, to $182.0 million for the year ended December 31, 2015 from $131.7 million for the year ended December 31, 2014.  Salaries, wages and employee benefits were 22.9% of Forward Air’s operating revenue for the year ended December 31, 2015 compared to 21.5% for the year ended December 31, 2014. Of the $50.3 million increase, approximately $33.9 million was attributable to increased wages associated with the higher shipment volumes discussed previously and 2015 wage increases for previously existing Forward Air employees. Severance and incentives related to the acquisition of Towne accounted for an additional increase of $3.7 million. Another $3.1 million was due to incentive and share based compensation increases to previously existing Forward Air employees as well as a $2.9 million increase in workers' compensation and health insurance costs. The remaining increase in salaries, wages and employee benefits in total dollars and as a percentage of revenue was attributable to $6.7 million of salaries, wages and employee benefits from a full year of CST and related acquisitions. CST salaries, wages and employee benefits are higher as a percentage of revenue than our legacy Forward Air operations due to higher utilization of Company-employed drivers.

FASI

Salaries, wages and employee benefits of FASI increased by $6.7 million, or 16.0%, to $48.7 million for the year ended December 31, 2015 from $42.0 million for the year ended December 31, 2014.  As a percentage of FASI operating revenue, salaries, wages and benefits increased to 37.5% for the year ended December 31, 2015 compared to 33.5% for the year ended December 31, 2014.  FASI salaries, wages and employee benefits are higher as a percentage of operating revenue than our Forward Air segment, as a larger percentage of FASI transportation services are performed by Company-employed drivers.  The $6.7 million increase is partly due to a $4.0 million increase in dock and driver pay to handle the shift in business mix discussed previously. New administrative hires and 2015 pay increases accounted for an additional $1.7 increase from the same period in 2014 and the remaining increase of $1.0 million was due to increases in health insurance and workers' compensation costs.

TQI

Salaries, wages and employee benefits of TQI increased by $1.5 million, or 17.9%, to $9.9 million for the year ended December 31, 2015 from $8.4 million for the year ended December 31, 2014.  As a percentage of TQI operating revenue, salaries, wages and benefits increased to 23.4% for the year ended December 31, 2015 compared to 17.2% for the year ended December 31, 2014. Higher utilization of Company-employed drivers and increases to driver pay packages accounted for $1.2 million of the increase in salaries, wages and benefits for the year ended December 31, 2015 compared to the same period in 2014. Company-employed driver utilization increased in conjunction with new tractors purchased during 2015 as TQI moved more loads with Company-employed drivers instead of more costly third party carriers. Higher health insurance and workers' compensation costs accounted for another $0.5 million of the increase. Partially offsetting these increases is a $0.2 million decrease in administrative wages.

Operating Leases

Operating leases increased by $32.3 million, or 95.0%, to $66.3 million for the year ended December 31, 2015 from $34.0 million in the year ended December 31, 2014.  Operating leases, the largest component of which is facility rent, were 6.9% of consolidated operating revenue for the year ended December 31, 2015 compared with 4.4% for the year ended December 31, 2014.

Forward Air

Operating leases increased $31.1 million, or 124.9%, to $56.0 million for the year ended December 31, 2015 from $24.9 million for the year ended December 31, 2014.  Operating leases were 7.1% of Forward Air’s operating revenue for the year ended December 31, 2015 compared with 4.1% for the year ended December 31, 2014.  Following the acquisition of Towne, $12.9 million was incurred primarily for reserves on vacated duplicate facilities and unused equipment leases. The remaining $18.2 million is due to $6.1 million in additional facility lease expenses and a $4.7 million increase in truck, trailer and equipment rentals and leases, all primarily as a result of the Towne acquisition. Facility and equipment leases associated with a full year of CST and related acquisitions accounted for the final $7.4 million of the increase in operating leases.

FASI

Operating leases increased $1.2 million, or 13.3%, to $10.2 million for the year ended December 31, 2015 from $9.0 million for the year ended December 31, 2014.  Operating leases were 7.8% of FASI operating revenue for the year ended December 31, 2015 compared with 7.2% for the year ended December 31, 2014.  The $1.2 million increase is attributable to a $0.8 million increase in facility rent expense due to the opening of a new terminal in the second quarter of 2015 and certain terminals moving into larger facilities to handle additional business. The remaining $0.4 million increase is due to truck rental expense primarily associated with the new terminal opened in the second quarter of 2015.

TQI

Operating leases were $0.1 million during the years ended December 31, 2015 and 2014.  Operating leases were 0.2% of TQI operating revenue for the years ended December 31, 2015 and 2014. The only on-going lease activity was for the TQI corporate headquarters and an occasional truck rental to handle additional freight.

Depreciation and Amortization

Depreciation and amortization increased $6.0 million, or 19.3%, to $37.1 million for the year ended December 31, 2015 from $31.1 million for the year ended December 31, 2014.  Depreciation and amortization was 3.9% of consolidated operating revenue for the year ended December 31, 2015 compared to 4.0% for the year ended December 31, 2014.

Forward Air

Depreciation and amortization increased $5.3 million, or 24.4%, to $27.0 million for the year ended December 31, 2015 from $21.7 million for the year ended December 31, 2014.  Depreciation and amortization expense as a percentage of Forward Air operating revenue was 3.4% in the year ended December 31, 2015 compared to 3.5% for the year ended December 31, 2014.  Amortization on acquired Towne and CST intangible assets increased amortization expense by $2.4 million. The remaining increase was primarily the result of trailers, tractors and forklifts added with the Towne acquisition or purchased during 2015.

FASI

Depreciation and amortization increased $0.3 million, or 5.2%, to $6.1 million for the year ended December 31, 2015 from $5.8 million for the year ended December 31, 2014.  Depreciation and amortization expense as a percentage of FASI operating revenue was 4.7% for the year ended December 31, 2015 compared to 4.6% for the year ended December 31, 2014.  The increase in FASI depreciation in total dollars and as a percentage of revenue is attributable to information technology equipment, conveyors and conveyor improvements purchased during 2015.

TQI

Depreciation and amortization increased $0.4 million, or 11.1%, to $4.0 million for the year ended December 31, 2015 from $3.6 million for the year ended December 31, 2014.  Depreciation and amortization expense as a percentage of TQI operating revenue was 9.4% for the year ended December 31, 2015 compared to 7.4% for the year ended December 31, 2014. The increase in depreciation and amortization is due to the purchase of new tractors during 2015.

Insurance and Claims

Insurance and claims expense increased $5.8 million, or 36.9%, to $21.5 million for the year ended December 31, 2015 from $15.7 million for the year ended December 31, 2014.  Insurance and claims was 2.2% of consolidated operating revenue during the year ended December 31, 2015 compared to 2.0% for the year ended December 31, 2014.

Forward Air

Forward Air insurance and claims expense increased $5.0 million, or 42.4%, to $16.8 million for the year ended December 31, 2015 from $11.8 million for the year ended December 31, 2014.  Insurance and claims as a percentage of Forward Air’s operating revenue was 2.1% for the year ended December 31, 2015 compared to 1.9% for the year ended December 31, 2014. Approximately $0.9 million of the increase was attributable to insurance and claims associated with a full year of CST and related acquisitions. Legacy Forward Air costs also increased approximately $4.1 million due primarily to a $2.6 million increase in our vehicle claim reserves. The vehicle claim reserves increased due to adverse development of older claims and the corresponding increase to our loss development factors required by our bi-annual actuary analysis of vehicle claims. The remaining increase is attributable to a $1.3 million increase in vehicle accident damage repairs and a $0.4 million increase in claims related legal and professional fees. These increases were slightly offset by a $0.2 million decrease in cargo claims.

FASI

FASI insurance and claims increased $0.7 million, or 22.6%, to $3.8 million for the year ended December 31, 2015 from $3.1 million for the year ended December 31, 2014. As a percentage of operating revenue, insurance and claims was 2.9% for the year ended December 31, 2015 compared to 2.5% for the year ended December 31, 2014. The increase in FASI insurance and claims in total dollars was attributable to a $0.6 million increase in cargo claims and a $0.2 increase in vehicle accident damage repairs. The increases were slightly offset by a $0.1 million decrease in vehicle insurance premiums as 2014 included a large reserve for a fourth quarter 2014 accident.

TQI

TQI insurance and claims increased $0.1 million, or 12.5%, to $0.9 million for the year ended December 31, 2015 from $0.8 million for the year ended December 31, 2014. As a percentage of operating revenue, insurance and claims was 2.1% for the year ended December 31, 2015 compared to 1.7% for the year ended December 31, 2014. The increase in total dollars was attributable to higher insurance premiums as a result of the increase in tractor count in conjunction with capital expenditures discussed previously.

Fuel Expense

Fuel expense decreased $4.3 million, or 21.3%, to $15.9 million the year ended December 31, 2015 from $20.2 million million for the year ended December 31, 2014.  Fuel expense was 1.7% of consolidated operating revenue for the year ended December 31, 2015 compared to 2.6% for the year ended December 31, 2014.

Forward Air

Forward Air fuel expense decreased $1.3 million, or 15.5%, to $7.1 million for the year ended December 31, 2015 from $8.4 million in the year ended December 31, 2014.  Fuel expense was 0.9% of Forward Air’s operating revenue for the years ended December 31, 2015 compared to 1.4% for the year ended December 31, 2014. The decrease in fuel expense was attributable to a decrease in fuel price per gallon compared to the same period in 2014. The decrease in fuel prices was partly offset by the impact of the Towne acquisition.

FASI

FASI fuel expense decreased $1.9 million, or 26.0%, to $5.4 million for the year ended December 31, 2015 from $7.3 million for the year ended December 31, 2014.  Fuel expenses were 4.2% of FASI operating revenue during the year ended December 31, 2015 compared to 5.8% for the year ended December 31, 2014.  FASI fuel expense is significantly higher as a percentage of operating revenue than Forward Air’s fuel expense, as FASI utilizes a higher ratio of Company-employed drivers and Company-owned or leased vehicles in its operations than Forward Air.  FASI fuel expenses decreased due to a decline in year-over-year fuel prices.

TQI

TQI fuel expense decreased $1.1 million, or 24.4%, to $3.4 million for the year ended December 31, 2015 from $4.5 million for the year ended December 31, 2014.  Fuel expenses were 8.0% of TQI operating revenue during the year ended December 31, 2015 compared to 9.2% for the year ended December 31, 2014.  TQI fuel expense is significantly higher as a percentage of operating revenue than Forward Air and FASI's fuel expense, as TQI utilizes a higher ratio of Company-employed drivers and Company-owned vehicles in its operations. The decrease was attributable to a decline in year-over-year fuel prices and was slightly offset by an increase in Company-employed driver miles.

Other Operating Expenses

Other operating expenses increased $20.2 million, or 30.2%, to $87.1 million for the year ended December 31, 2015 from $66.9 million for the year ended December 31, 2014.  Other operating expenses were 9.1% of consolidated operating revenue for the year ended December 31, 2015 compared with 8.6% for the year ended December 31, 2014.

Forward Air

Forward Air other operating expenses increased $19.2 million, or 38.0%, to $69.7 million for the year ended December 31, 2015 from $50.5 million for the year ended December 31, 2014.  Forward Air other operating expenses were 8.8% of operating revenue for the year ended December 31, 2015 compared to 8.2% for the year ended December 31, 2014.  Approximately $5.2 million of the increase was attributable to transaction and integration costs incurred for the acquisition of Towne. Also included in the increase was $2.0 million of other operating expenses associated with a full year of CST and related acquisitions partly offset by 2014 including transaction costs incurred for the acquisition of CST. The remaining increase was attributable to variable costs, such as vehicle maintenance and dock and terminal supplies, which increased in conjunction with the Towne related volume increases discussed previously.

FASI

FASI other operating expenses increased $1.3 million, or 8.4%, to $16.7 million for the year ended December 31, 2015 compared to $15.4 million for the year ended December 31, 2014.  FASI other operating expenses were 12.8% of operating revenue for the year ended December 31, 2015 compared to 12.3% for the year ended December 31, 2014. FASI's increase as a percent of revenue was attributable to vehicle and dock maintenance costs, largely due to opening a new facility in the second quarter of 2015 and moving certain facilities in the third quarter of 2015 to accommodate business wins mentioned above.

TQI

TQI other operating expenses increased $0.1 million, or 4.2%, to $2.5 million for the year ended December 31, 2015 compared to $2.4 million for the year ended December 31, 2014.  TQI other operating expenses were 5.9% of operating revenue for the year ended December 31, 2015 compared to 4.9% for the year ended December 31, 2014. The increase was attributable to higher vehicle maintenance costs due to the increase in the size of the TQI tractor fleet. TQI's 2015 other operating expenses were reduced by a $0.2 million gain on the sale of old trailers, but 2014 other operating expenses were also lessened by a reduction of expenses associated with a settlement of state tax issues in which the penalties required to be paid were less than the amounts previously accrued.

Intercompany Eliminations

Intercompany eliminations were $1.8 million during the year ended December 31, 2015 compared to $1.4 million for the year ended December 31, 2014. The intercompany eliminations are for agent station services Forward Air and FASI provided each other during the years ended December 31, 2015 and 2014.

Income from Operations

Income from operations decreased by $14.6 million, or 15.1%, to $81.8 million for the year ended December 31, 2015 compared with $96.4 million for the year ended December 31, 2014.  Income from operations was 8.5% of consolidated operating revenue for the year ended December 31, 2015 compared with 12.3% for the year ended December 31, 2014.

Forward Air

Forward Air income from operations decreased by $10.8 million, or 12.5%, to $75.3 million for the year ended December 31, 2015 compared with $86.1 million for the year ended December 31, 2014.   Forward Air’s income from operations was 9.5% of operating revenue for the year ended December 31, 2015 compared with 14.1% for the year ended December 31, 2014.  The deterioration in income from operations was mostly due to $23.5 million of Towne transaction and integration related costs, reduced net fuel surcharge and increased network costs attributable to the Towne acquisition. The deterioration was partially offset by CST's higher operating income as 2015 included a full year of CST and related acquisitions. The integration and transaction costs were also partially mitigated by the impact of rate increases initiated in 2015 as well as improved cost management in the second half of the year.

FASI

FASI income from operations deteriorated by $1.9 million, or 31.7% to $4.1 million for the year ended December 31, 2015 from $6.0 million for the year ended December 31, 2014.  FASI income from operations was 3.2% of operating revenue for the year ended December 31, 2015 compared with 4.8% of operating revenue for the year ended December 31, 2014.  The decline in FASI operating income was primarily the result of increases in health insurance costs, reduced net fuel surcharge revenue, cargo claims and costs associated with opening a new facility in the second quarter of 2015. Additional costs came from relocating certain terminals into new, larger facilities in the third quarter of 2015 to accommodate the on-boarding of new business. The decline was also due to the reduction in dedicated linehaul business discussed above.

TQI

TQI income from operations deteriorated by $1.9 million, or 44.2%, to $2.4 million for the year ended December 31, 2015 from $4.3 million for the year ended December 31, 2014.  TQI income from operations was 5.7% of operating revenue for the year ended December 31, 2015 compared with 8.8% of operating revenue for the year ended December 31, 2014.  Deterioration in income from operations as percentage of revenue was mainly attributable to reduced revenue compounded by added fixed costs related to the increase in Company-employed drivers and Company-owned tractors discussed above.

Interest Expense

Interest expense was $2.0 million for the year ended December 31, 2015 and increased $1.4 million from $0.6 million for the year ended December 31, 2014. Increase in interest expense was attributable to interest expense on the term loan used to finance the Towne acquisition.

Other, Net

Other, net of $0.1 million for the year ended December 31, 2015, primarily represents unrealized losses on trading securities held.

Provision for Income Taxes

The combined federal and state effective tax rate for the year ended December 31, 2015 was 30.2% compared to an effective rate of 36.3% for the year ended December 31, 2014.  The reduction in the 2015 effective tax rate was attributable to amending of prior year federal and state income tax returns to take advantage of qualified production property deductions. This reduction was partially offset by non-deductible Towne acquisition costs incurred in 2015.

Net Income

As a result of the foregoing factors, net income decreased by $5.6 million, or 9.2%, to $55.6 million for the year ended December 31, 2015 compared to $61.2 million for the year ended December 31, 2014.

Results of Operations

The following table sets forth our historical financial data for the years ended December 31, 2014 and 2013 (in millions):

	Year ended
	December 31,	December 31,		Percent
	2014	2013	Change	Change
Operating revenue	$781.0	$652.5	$128.5	19.7%
Operating expenses:
Purchased transportation	334.6	285.7	48.9	17.1
Salaries, wages, and employee benefits	182.1	151.1	31.0	20.5
Operating leases	34.0	29.3	4.7	16.0
Depreciation and amortization	31.1	23.6	7.5	31.8
Insurance and claims	15.7	12.5	3.2	25.6
Fuel expense	20.2	15.2	5.0	32.9
Other operating expenses	66.9	50.7	16.2	32.0
Total operating expenses	684.6	568.1	116.5	20.5
Income from operations	96.4	84.4	12.0	14.2
Other income (expense):
Interest expense	(0.6)	(0.5)	(0.1)	20.0
Other, net	0.3	0.1	0.2	200.0
Total other expense	(0.3)	(0.4)	0.1	(25.0)
Income before income taxes	96.1	84.0	12.1	14.4
Income taxes	34.9	29.5	5.4	18.3
Net income	$61.2	$54.5	$6.7	12.3%

The following table sets forth our historical financial data by segment for the years ended December 31, 2014 and 2013 (in millions):

	Year ended December 31
Forward Air		Percent of		Percent of		Percent
	2014	Revenue	2013	Revenue	Change	Change
Operating revenue	612.4	78.4%	501.1	76.8%	111.3	22.2%
Operating expenses:
Purchased transportation	277.3	45.3	230.9	46.1	46.4	20.1
Salaries, wages, and employee benefits	131.7	21.5	105.4	21.0	26.3	25.0
Operating leases	24.9	4.1	20.2	4.0	4.7	23.3
Depreciation and amortization	21.7	3.5	16.2	3.2	5.5	34.0
Insurance and claims	11.8	1.9	8.7	1.8	3.1	35.6
Fuel expense	8.4	1.4	4.0	0.8	4.4	110.0
Other operating expenses	50.5	8.2	37.0	7.4	13.5	36.5
Income from operations	86.1	14.1%	78.7	15.7%	7.4	9.4%

FASI		Percent of		Percent of		Percent
	2014	Revenue	2013	Revenue	Change	Change
Operating revenue	125.2	16.0%	113.4	17.4%	11.8	10.4%
Operating expenses:
Purchased transportation	36.6	29.3	34.5	30.4	2.1	6.1
Salaries, wages, and employee benefits	42.0	33.5	39.3	34.7	2.7	6.9
Operating leases	9.0	7.2	9.0	7.9	—	—
Depreciation and amortization	5.8	4.6	5.0	4.4	0.8	16.0
Insurance and claims	3.1	2.5	3.3	2.9	(0.2)	(6.1)
Fuel expense	7.3	5.8	7.0	6.2	0.3	4.3
Other operating expenses	15.4	12.3	13.2	11.6	2.2	16.7
Income from operations	6.0	4.8%	2.1	1.9%	3.9	185.7%

TQI		Percent of		Percent of		Percent
	2014	Revenue	2013	Revenue	Change	Change
Operating revenue	48.8	6.3%	41.8	6.4%	7.0	16.7%
Operating expenses:
Purchased transportation	24.7	50.6	23.2	55.5	1.5	6.5
Salaries, wages, and employee benefits	8.4	17.2	6.4	15.3	2.0	31.3
Operating leases	0.1	0.2	0.1	0.2	—	—
Depreciation and amortization	3.6	7.4	2.4	5.8	1.2	50.0
Insurance and claims	0.8	1.7	0.5	1.2	0.3	60.0
Fuel expense	4.5	9.2	4.2	10.1	0.3	7.1
Other operating expenses	2.4	4.9	1.4	3.3	1.0	71.4
Income from operations	4.3	8.8%	3.6	8.6%	0.7	19.4%

Intercompany Eliminations		Percent of		Percent of		Percent
	2014	Revenue	2013	Revenue	Change	Change
Operating revenue	(5.4)	(0.7)%	(3.8)	(0.6)%	(1.6)	42.1%
Operating expenses:
Purchased transportation	(4.0)	74.1	(2.9)	76.3	(1.1)	37.9
Other operating expenses	(1.4)	25.9	(0.9)	23.7	(0.5)	55.6
Income from operations	—	—%	—	—%	—	—%

Consolidated		Percent of		Percent of		Percent
	2014	Revenue	2013	Revenue	Change	Change
Operating revenue	781.0	100.0%	652.5	100.0%	128.5	19.7%
Operating expenses:
Purchased transportation	334.6	42.8	285.7	43.8	48.9	17.1
Salaries, wages, and employee benefits	182.1	23.3	151.1	23.2	31.0	20.5
Operating leases	34.0	4.4	29.3	4.5	4.7	16.0
Depreciation and amortization	31.1	4.0	23.6	3.6	7.5	31.8
Insurance and claims	15.7	2.0	12.5	1.9	3.2	25.6
Fuel expense	20.2	2.6	15.2	2.3	5.0	32.9
Other operating expenses	66.9	8.6	50.7	7.8	16.2	32.0
Income from operations	96.4	12.3%	84.4	12.9%	12.0	14.2%

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

Forward Air

Forward Air operating revenue increased $111.3 million, or 22.2%, to $612.4 million from $501.1 million, accounting for 78.4% of consolidated operating revenue for the year ended December 31, 2014. Airport-to-airport revenue, which is the largest component of our consolidated operating revenue, increased $36.1 million, or 9.2%, from $393.3 million. Airport-to-airport revenue accounted for 70.1% of the Forward Air’s operating revenue during the years ended December 31, 2014 compared to 78.5% for the year ended December 31, 2013. An increase in tonnage and increase in our base revenue per pound, excluding net fuel surcharge revenue and Complete revenue, accounted for $27.4 million of the increase in airport-to-airport revenue. Our airport-to-airport business is priced on a per pound basis and the average revenue per pound, excluding the impact of fuel surcharges and Complete, increased 3.2% for the year ended December 31, 2014 versus the year ended December 31, 2013. Tonnage that transited our network increased by 5.5% during the year ended December 31, 2014 compared with the year ended December 31, 2013. The remaining increase in airport-to-airport revenue was attributable to higher Complete pick-up and delivery revenue and net fuel surcharge revenue. Complete pick-up and delivery revenue increased $5.9 million, or 11.3%, during the year ended December 31, 2014 compared to the year ended December 31, 2013. The increase in Complete revenue is attributable to an increase in the attachment rate of our Complete service to our standard airport-to-airport linehaul service, to 18.1% in 2014 compared to 17.3% in 2013. Net fuel surcharge revenue increased $2.9 million, or 8.7%, during the year ended December 31, 2014 compared to the same period in 2013. Net fuel surcharge revenue increased largely on improved airport-to-airport tonnage volumes.

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

Forward Air

Forward Air purchased transportation increased by $46.4 million, or 20.1%, to $277.3 million for the year ended December 31, 2014 from $230.9 million for the year ended December 31, 2013. As a percentage of segment operating revenue, Forward Air purchased transportation was 45.3% during the year ended December 31, 2014 compared to 46.1% for the year ended December 31, 2013.

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

Forward Air

Salaries, wages and employee benefits of Forward Air increased by $ 26.3 million, or 25.0%, to $131.7 million for the year ended December 31, 2014 from $105.4 million for the year ended December 31, 2013. Salaries, wages and employee benefits were 21.5% of Forward Air’s operating revenue for the year ended December 31, 2014 compared to 21.0% for the year ended December 31, 2013. The increase in salaries, wages and employee benefits in total dollars and as a percentage of revenue was partially attributable to $17.4 million of salaries, wages and employee benefits from CST. CST salaries, wages and employee benefits are higher as a percentage of revenue than our legacy Forward Air operations due to higher utilization of Company-employed drivers. The remaining $8.9 million increase is attributable to pre-existing Forward Air operations. Approximately $6.2 million of this increase was attributable to increased wages associated with the higher volumes discussed previously and 2013 and 2014 wage increases. The remaining increase was due to a $1.9 million increase in employee incentives, a $0.5 million increase in share-based compensation and $0.3 million increase in employee insurance costs. Employee incentives were increased in conjunction with certain key employees meeting their 2014 performance goals. Share-based compensation increased in conjunction with our 2014 annual share-based grants to employees. Employee insurances costs increased on Affordable Care Act fees and larger health insurance claims incurred during the year ended December 31, 2014 compared to the year ended December 31, 2013.

FASI

Salaries, wages and employee benefits of FASI increased by $ 2.7 million, or 6.9%, to $42.0 million for the year ended December 31, 2014 from $39.3 million for the year ended December 31, 2013. As a percentage of FASI operating revenue, salaries, wages and benefits decreased to 33.5% for the year ended December 31, 2014 compared to 34.7% for the year ended December 31, 2013. FASI salaries, wages and employee benefits are higher as a percentage of operating revenue than our Forward Air segment, as a larger percentage of FASI transportation services are performed by Company-employed drivers. The increase in salaries, wages and employee benefits in total dollars is largely due to higher wages and benefits which grew in conjunction with the revenue volume increases discussed previously. The improvement as a percentage of revenue was driven by improved dock wages net of increased health insurance costs. The decrease in dock wages was largely the result of installing and improving our terminal conveyor systems. Health insurance costs increased on several large claims incurred during the second and third quarters of 2014.

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

Forward Air

Forward Air insurance and claims expense increased $ 3.1 million, or 35.6%, to $11.8 million for the year ended December 31, 2014 from $8.7 million for the year ended December 31, 2013. Insurance and claims as a percentage of Forward Air’s operating revenue was 1.9% for the year ended December 31, 2014 compared to 1.8% for the year ended December 31, 2013. Approximately $1.7 million of the increase was attributable to insurance and claims associated with CST. The remaining increase was attributable to a $0.6 million increase in cargo claims, $0.5 million increase in vehicle accident damage repairs, $0.2 million increase in vehicle insurance and accident claims and $0.1 million increase in claims related legal and professional fees.

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

Allowance for Revenue Adjustments

Our allowance for revenue adjustments consists of amounts reserved for billing rate changes that are not captured upon load initiation. These adjustments generally arise: (i) when the sales department contemporaneously grants small rate changes (“spot quotes”) to customers that differ from the standard rates in the system; (ii) when freight requires dimensionalization or is reweighed resulting in a different required rate; (iii) when billing errors occur; and (iv) when data entry errors occur. When appropriate, permanent rate changes are initiated and reflected in the system. We monitor the manual revenue adjustments closely through the employment of various controls that are in place to ensure that revenue recognition is not compromised and that fraud does not occur. During 2015, average revenue adjustments per month were approximately $0.4 million, on average revenue per month of approximately $79.9 million (approximately 0.5% of monthly revenue). In order to estimate the allowance for revenue adjustments related to ending accounts receivable, we prepare an analysis that considers average monthly revenue adjustments and the average lag for identifying and quantifying these revenue adjustments. Based on this analysis, we establish an allowance for approximately 35-110 days (dependent upon experience by operating segment in the preceding twelve months) of average revenue adjustments, adjusted for rebates and billing errors. The lag is periodically adjusted based on actual historical experience. Additionally, the average amount of revenue adjustments per month can vary in relation to the level of sales or based on other factors (such as personnel issues that could result in excessive manual errors or in excessive spot quotes being granted). Both of these significant assumptions are continually evaluated for validity.

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

Changes in the inputs described above, such as claim life cycles, severity of claims and trends in loss costs, can result in material changes to our self-insurance loss reserves. Historically, significant changes in one assumption or changes in several assumptions have resulted in both increases and decreases to self-insurance loss reserves. Based on facts and circumstances one significant claim, such as a dock or vehicle accident, could result in an immediate increase in our self-insurance loss reserves of at least $0.3 million to $0.5 million, our self-insured retention limits. Significant facts and circumstances for a claim would involve the degree of injuries, whether fatalities occurred, the amount of property damage, the degree of our involvement and whether or not our employees or representatives followed our processes and procedures. However, changes in the above variables could also reduce our self-insurance loss reserves. For example, in previous periods we have reduced our workers' compensation loss reserve by over $1.0 million as the result of improvements in our loss experience and in the severity of claims incurred over a certain period of time.

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

At December 31, 2015, we had state net operating loss carryforwards of $23.6 million for certain legal entities that will expire between 2016 and 2030.   The use of these state net operating losses is limited to the future taxable income of separate legal entities.  Based on expectations of future taxable income, management believes that it is more likely than not that the results of operations for the certain legal entities will not generate sufficient taxable income to realize the net operating loss benefits for these state loss carryforwards.  As a result, a valuation allowance has been provided for these specific state loss carryforwards. The valuation allowance on these certain state loss carryforwards was approximately $0.3 million at December 31, 2015 and 2014.

See the "Impact of Recent Pronouncements" for additional discussion of new income tax related accounting pronouncements.

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
In 2015, we performed a fair value estimation for each operating segment. Our 2015 calculations for Forward Air, CST, FASI and TQI indicated that, as of June 30, 2015, the fair value of each reporting unit exceeded their carrying value by approximately 217.0%, 20.0%, 93.0% and 16.0%, respectively. Further, due to TQI performance falling notably short of our June 2015 projections, we believed there was indicators of impairment as of December 31, 2015. Therefore, we performed additional fair value estimates, but determined TQI's goodwill was not impaired as of December 31, 2015. For our 2015 analysis, the significant assumptions used for the income approach were 10 years of projected net cash flows and the following discount and long-term growth rates:

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

	December 31, 2015	December 31, 2014	December 31, 2013
Expected dividend yield	1.0%	1.2%	1.2%
Expected stock price volatility	33.3%	38.5%	43.7%
Weighted average risk-free interest rate	1.6%	1.6%	0.9%
Expected life of options (years)	5.9	5.3	5.2

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

		Year ended
	December 31, 2015	December 31, 2014	December 31, 2013
Expected stock price volatility	23.5%	32.5%	34.5%
Weighted average risk-free interest rate	1.0%	0.7%	0.4%

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

Operating Leases

Certain operating leases include rent increases during the initial lease term. For these leases, we recognize the related rental expenses on a straight-line basis over the term of the lease, which includes any rent holiday period, and records the difference between the amounts charged to operations and amount paid as rent as a rent liability.  Leasehold improvements are amortized over the shorter of the estimated useful life or the initial term of the lease. Reserves for idle facilities are initially measured at fair value of the portion of the lease payments associated with the vacated facilities, reduced by estimated sublease rentals.

Impact of Recent Account Pronouncements

In November 2015, the FASB issued Accounting Standard Update No. 2015-17, "Balance Sheet Classification of Deferred Taxes", an update to ASC 740, Income Taxes (“Update”). Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The FASB also decided to permit earlier application by all entities as of the beginning of any interim or annual reporting period. The FASB further provides that this Update may be applied to all deferred tax liabilities and assets retrospectively to all periods presented. We chose to adopt the Update retrospectively for the year ended December 31, 2015 and reclassified $2.5 million from net current deferred income tax assets to net non-current deferred income tax liabilities as of December 31, 2014.

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

Year Ended December 31, 2015 Cash Flows compared to December 31, 2014 Cash Flows

Net cash provided by operating activities totaled approximately $85.7 million for the year ended December 31, 2015 compared to approximately $91.7 million for the year ended December 31, 2014. The $6.0 million decrease in cash provided by operating activities is mainly attributable to a $41.4 million increase in cash used to fund accounts payable and income tax receivables, net of a $17.8 million increase in net earnings after consideration of non-cash items and a $17.6 million increase in cash collected from accounts receivable. The increases in cash used for accounts payable is mainly attributable to cash paid to settle trade payables assumed with the Towne acquisition. Favorable amendments to prior year returns and net operating loss carryforwards acquired with Towne and applied to current year earnings increased the income tax receivable, driving a $22.9 million increase in cash used for income taxes. The increase in net earnings after consideration of non-cash items is primarily attributable to the increase in deferred income taxes due to provisions for bonus tax depreciation offset by a decrease in net income. Decrease in net income was driven by Towne transaction and integration costs previously discussed. The increase in cash received from accounts receivables is attributable to the collection of acquired Towne trade receivables.

Net cash used in investing activities was approximately $100.9 million for the year ended December 31, 2015 compared with approximately $127.7 million used in investing activities during the year ended December 31, 2014. Investing activities during the year ended December 31, 2015 consisted primarily of $61.9 million used to acquire Towne and net capital expenditures of $38.8 million primarily for new tractors and trailers to replace aging units.  Investing activities during the year ended December 31, 2014 consisted primarily of $90.2 million used to acquire CST and RGL and MMT and net capital expenditures of $37.5 million primarily for new trailers, vehicles and forklifts to replace aging units. The proceeds from disposal of property and equipment during the year ended December 31, 2015 and 2014 were primarily from sales of older trailers and vehicles.

Net cash provided by financing activities totaled approximately $7.1 million for the year ended December 31, 2015 compared with net cash used in financing activities of $49.9 million for the year ended December 31, 2014. The $57.0 million change in cash from financing activities was attributable to $125.0 million of proceeds from executing a two year term loan in conjunction with the Towne acquisition partly offset by a $91.6 million increase in payments on debt and capital leases. Additionally, there was a $3.6 million decrease in cash from employee stock transactions and related tax benefits. Payments on debt and capital leases increased as the result of higher debt assumed and settled with the acquisition of Towne as compared to CST. The year ended December 31, 2015 also included $20.0 million used to repurchase shares of our common stock, compared to $40.0 million used to repurchase shares of our common stock for the same period in 2014.

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

Net cash used in financing activities totaled approximately $49.9 million for the year ended December 31, 2014 compared with net cash provided by financing activities of $3.3 million for the year ended December 31, 2013. The $53.2 million decrease in cash from financing activities was attributable to $40.0 million used to repurchase shares of our common stock, a $21.5 million decline in cash from employee stock transactions and related tax benefits and a $2.7 million increase in dividends paid. These decreases in cash flows were partially offset by a $10.6 million decrease in payments on debt and capital leases. Payments on debt and capital leases decreased as the result of lower debt assumed and settled with the acquisition of CST as compared to TQI. Dividends increased on new shares issued through stock option exercises and our Board of Directors increasing the quarterly cash dividend from $0.10 per share to $0.12 per share during the each quarter of 2014.

Liquidity and Capital Resources

On February 4, 2015, we entered into a five-year senior, unsecured credit facility (the “Facility”) with a maximum aggregate principal amount of $275.0 million, including a revolving credit facility of $150.0 million and a term loan facility of $125 million. The revolving credit facility has a sublimit of $25.0 million for letters of credit and a sublimit of $15.0 million for swing line loans. The revolving credit facility is scheduled to expire in February 2020 and may be used to refinance existing indebtedness of the Company and for working capital, capital expenditures and other general corporate purposes. Unless we elect otherwise under the credit agreement, interest on borrowings under the Facility are based on the highest of (a) the federal funds rate plus 0.5%, (b) the administrative agent's prime rate and (c) the LIBOR Rate plus 1.0%, in each case plus a margin that can range from 0.1% to 0.6% with respect to the term loan facility and from 0.3% to 0.8% with respect to the revolving credit facility depending on the our ratio of consolidated funded indebtedness to earnings as set forth in the credit agreement. The Facility contains financial covenants and other covenants that, among other things, restrict our ability, without the approval of the lenders, to engage in certain mergers, consolidations, asset sales, investments, transactions or to incur liens or indebtedness, as set forth in the credit agreement. As of December 31, 2015, we had no borrowings outstanding under the revolving credit facility. At December 31, 2015, we had utilized $11.0 million of availability for outstanding letters of credit and had $139.0 million of available borrowing capacity outstanding under the revolving credit facility.

In conjunction with the acquisition of Towne (see note 2), we borrowed $125.0 million on the available term loan. The term loan is payable in quarterly installments of 11.1% of the original principal amount of the term loan plus accrued and unpaid interest, and matures in March 2017. The interest rate on the term loan was 1.5% at December 31, 2015. The remaining balance on the term loan was $83.3 million as of December 31, 2015. Of that amount, $55.6 million is a current liability.

     On February 7, 2014, our Board of Directors approved a stock repurchase authorization for up to two million shares of the Company’s common stock. In connection with this action, the board cancelled the Company’s Repurchase Plan. During the year ended December 31, 2015, we repurchased 422,404 shares of common stock for $20.0 million, or $47.33 per share. As of December 31, 2015, 695,617 shares remain that may be repurchased.

During each quarter of 2013, our Board of Directors declared a cash dividend of $0.10 per share of Common Stock. During each quarter of 2014 and 2015, our Board of Directors declared a cash dividend of $0.12 per share. We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by our Board of Directors.

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

Off-Balance Sheet Arrangements

At December 31, 2015, we had letters of credit outstanding from banks totaling $11.0 million required primarily by our workers’ compensation and vehicle liability insurance providers.

Contractual Obligations and Commercial Commitments

Our contractual obligations and other commercial commitments as of December 31, 2015 (in thousands) are summarized below:

Contractual Obligations	Payment Due Period
					2021 and
	Total	2016	2017-2018	2019-2020	Thereafter
Capital lease obligations	$1,566	$395	$786	$385	—
Equipment purchase commitments	17,667	17,667	—	—	—
Operating leases	101,185	34,817	46,421	18,856	1,091
Term loan payments	84,582	56,626	27,956	—	—
Total contractual cash obligations	$205,000	$109,505	$75,163	$19,241	$1,091

Not included in the above table are reserves for unrecognized tax benefits and self insurance claims of $1.3 million and $16.0 million, respectively. The equipment purchase commitments are for various trailers, vehicles and forklifts.  All of the above commitments are expected to be funded by cash on hand and cash flows from operations.

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

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates principally to changes in interest rates and fuel prices. Our interest rate exposure relates principally to changes in interest rates for borrowings under our senior unsecured credit facility. The revolving credit and term loan facilities had $83.3 million outstanding at December 31, 2015 and bear interest at variable rates. However, a hypothetical increase in our credit facility borrowing rate of 150 basis points, or an increase in the total effective interest rate from 1.4% to 2.9%, would increase our annual interest expense by approximately $1.0 million and would have decreased our annual cash flow from operations by approximately $1.0 million.

Our only other debt is capital lease obligations totaling $1.4 million.  These lease obligations all bear interest at a fixed rate.  Accordingly, there is no exposure to market risk related to these capital lease obligations.

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

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2015.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-K has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.  Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this assessment, management used the framework set forth by the Committee on Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (2013 Framework). Based on our assessment, we have concluded, as of December 31, 2015, that our internal control over financial reporting was effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements for the year ended December 31, 2015, has issued an attestation report on the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Forward Air Corporation,

We have audited Forward Air Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Forward Air Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Forward Air Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015 of Forward Air Corporation and our report dated February 19, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Nashville, Tennessee
February 19, 2016

Item 9B.    Other Information

Not applicable.

Part III

Item 10.        Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K of the Securities Act and General Instruction G(3) to Form 10-K, the following information is included in Part III of this report. The ages listed below are as of December 31, 2015.

The following are our executive officers:

Name	Age	Position
Bruce A. Campbell	64	Chairman, President and Chief Executive Officer
Rodney L. Bell	53	Chief Financial Officer, Senior Vice President and Treasurer
Craig A. Drum	60	Senior Vice President, Sales
Michael L. Hance	44	Senior Vice President, Chief Legal Officer & Secretary
Matthew J. Jewell	49	President - Logistics Services
Michael P. McLean	42	Chief Accounting Officer, Vice President & Controller
Chris C. Ruble	53	President - Expedited Services

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

Matthew J. Jewell was promoted to President - Logistics Services, effective January 2016. Prior to this promotion, he served as Executive Vice President, Intermodal Services & Chief Strategy Officer since May 2014. From January 2008 until May 2014, he served as Executive Vice President and Chief Legal Officer. From July 2002 until January 2008, he served as Senior Vice President and General Counsel.  In October 2002, he was also appointed Secretary. From July 2002 until May 2004, Mr. Jewell was also the Senior Vice President, General Counsel and Secretary of Landair Corporation. From January 2000 until joining us in July 2002, Mr. Jewell was a partner with the law firm of Austin & Sparks, P.C. Mr. Jewell was an associate at Dennis, Corry & Porter, L.L.P. from July 1991 to December 1998 and a partner from January 1999 to January 2000.

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

Chris C. Ruble was promoted to President - Expedited Services, effective January 2016. Prior to this promotion, he served as Executive Vice President, Operations since August 2007.  From October 2001 until August 2007, he served as Senior Vice President, Operations. He was a Regional Vice President from September 1997 to October 2001 and a regional manager from February 1997 to September 1997, after starting with us as a terminal manager in January 1996. From June 1986 to August 1995, Mr. Ruble served in various management capacities at Roadway Package System, Inc.

Other information required by this item with respect to our directors is incorporated herein by reference to our proxy statement for the 2016 Annual Meeting of Shareholders (the “2016 Proxy Statement”). The 2016 Proxy Statement will be filed with the SEC not later than 120 days subsequent to December 31, 2015.

Item 11.        Executive Compensation

The information required by this item is incorporated herein by reference to the 2016 Proxy Statement.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated herein by reference to the 2016 Proxy Statement.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the 2016 Proxy Statement.

Item 14.        Principle Accounting Fees and Services

The information required by this item is incorporated herein by reference to the 2016 Proxy Statement.

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

Forward Air Corporation

Date:	February 19, 2016	By:	/s/ Rodney L. Bell
Rodney L. Bell
Chief Financial Officer, Senior Vice President
and Treasurer (Principal Financial Officer)

		By:	/s/ Michael P. McLean
Michael P. McLean
Chief Accounting Officer, Vice President
and Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Bruce A. Campbell	Chairman, President and Chief Executive	February 19, 2016
Bruce A. Campbell	Officer (Principal Executive Officer)

/s/ Rodney L. Bell	Chief Financial Officer, Senior Vice President	February 19, 2016
Rodney L. Bell	and Treasurer ( Principal Financial Officer)

/s/ Michael P. McLean	Chief Accounting Officer, Vice President and	February 19, 2016
Michael P. McLean	Controller (Principal Accounting Officer)

/s/ C. Robert Campbell	Lead Director	February 19, 2016
C. Robert Campbell

/s/ Ronald W. Allen	Director	February 19, 2016
Ronald W. Allen

/s/ Craig Carlock	Director	February 19, 2016
Craig Carlock

/s/ C. John Langley, Jr.	Director	February 19, 2016
C. John Langley, Jr.

/s/ Tracy A. Leinbach	Director	February 19, 2016
Tracy A. Leinbach

/s/ Larry D. Leinweber	Director	February 19, 2016
Larry D. Leinweber

/s/ G. Michael Lynch	Director	February 19, 2016
G. Michael Lynch

/s/ Douglas M. Madden	Director	February 19, 2016
Douglas M. Madden

/s/ Gary L. Paxton	Director	February 19, 2016
Gary L. Paxton

Annual Report on Form 10-K

Item 8, Item 15(a)(1) and (2), (a)(3), (b) and (c)

List of Financial Statements and Financial Statement Schedule

Financial Statements and Supplementary Data

Certain Exhibits

Financial Statement Schedule

Year Ended December 31, 2015

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Forward Air Corporation

We have audited the accompanying consolidated balance sheets of Forward Air Corporation as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2015.  Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forward Air Corporation at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Forward Air Corporation’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 19, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Nashville, Tennessee
February 19, 2016

Forward Air Corporation
Consolidated Balance Sheets
(Dollars in thousands)
	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash and cash equivalents	$33,312	$41,429
Accounts receivable, less allowance of $2,405 in 2015 and $2,563 in 2014	109,165	95,326
Inventories	1,310	1,056
Prepaid expenses and other current assets	10,794	9,648
Income tax receivable	18,876	—
Total current assets	173,457	147,459
Property and equipment:
Land	16,998	16,998
Buildings	66,502	66,477
Equipment	241,391	212,216
Leasehold improvements	9,228	7,957
Construction in progress	9,028	1,540
Total property and equipment	343,147	305,188
Less accumulated depreciation and amortization	155,859	132,699
Net property and equipment	187,288	172,489
Goodwill and other acquired intangibles:
Goodwill	205,609	144,412
Other acquired intangibles, net of accumulated amortization of $51,212 in 2015 and $40,307 in 2014	127,800	72,705
Total net goodwill and other acquired intangibles	333,409	217,117
Other assets	6,017	2,244
Total assets	$700,171	$539,309

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Balance Sheets (Continued)
(Dollars in thousands)
	December 31, 2015	December 31, 2014
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$23,334	$20,572
Accrued payroll and related items	10,051	8,122
Insurance and claims accruals	8,935	6,042
Payables to owner-operators	7,901	4,182
Collections on behalf of customers	517	374
Other accrued expenses	2,419	2,571
Income taxes payable	—	1,292
Current portion of capital lease obligations	331	276
Current portion of long-term debt	55,556	—
Total current liabilities	109,044	43,431
Capital lease obligations, less current portion	1,074	1,275
Long-term debt, less current portion	27,782	—
Other long-term liabilities	12,340	8,356
Deferred income taxes	39,876	22,684
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, $0.01 par value: Authorized shares - 5,000,000; no shares issued	—	—
Common stock, $0.01 par value: Authorized shares - 50,000,000; issued and outstanding shares - 30,543,864 in 2015 and 30,255,182 in 2014	305	303
Additional paid-in capital	160,855	130,107
Retained earnings	348,895	333,153
Total shareholders’ equity	510,055	463,563
Total liabilities and shareholders’ equity	$700,171	$539,309

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Statements of Comprehensive Income
(In thousands, except per share data)

	Year ended
	December 31, 2015	December 31, 2014	December 31, 2013
Operating revenue	$959,125	$780,959	$652,481

Operating expenses:
Purchased transportation	408,769	334,576	285,690
Salaries, wages and employee benefits	240,604	182,105	151,097
Operating leases	66,272	33,994	29,310
Depreciation and amortization	37,157	31,133	23,579
Insurance and claims	21,483	15,736	12,619
Fuel expense	15,903	20,148	15,145
Other operating expenses	87,165	66,861	50,686
Total operating expenses	877,353	684,553	568,126
Income from operations	81,772	96,406	84,355

Other income (expense):
Interest expense	(2,047)	(610)	(532)
Other, net	(58)	289	99
Total other expense	(2,105)	(321)	(433)
Income before income taxes	79,667	96,085	83,922
Income taxes	24,092	34,916	29,455
Net income and comprehensive income	$55,575	$61,169	$54,467

Net income per share:
Basic	$1.80	$1.99	$1.81
Diluted	$1.78	$1.96	$1.77

Dividends per share:	$0.48	$0.48	$0.40

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Statements of Shareholders' Equity
(In thousands, except per share data)
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2012	29,195	292	64,644	286,735	351,671
Net income and comprehensive income for 2013	—	—	—	54,467	54,467
Exercise of stock options	1,263	12	32,990	—	33,002
Common stock issued under employee stock purchase plan	9	—	296	—	296
Share-based compensation	—	—	6,178	—	6,178
Dividends ($0.40 per share)	—	—	7	(12,148)	(12,141)
Cash settlement of share-based awards for minimum tax withholdings	(23)	—	—	(866)	(866)
Share repurchases	(9)	—	—	(354)	(354)
Vesting of previously non-vested shares	87	1	(1)	—	—
Income tax benefit from stock options exercised	—	—	3,612	—	3,612
Balance at December 31, 2013	30,522	305	107,726	327,834	435,865
Net income and comprehensive income for 2014	—	—	—	61,169	61,169
Exercise of stock options	469	5	13,230	—	13,235
Common stock issued under employee stock purchase plan	9	—	354	—	354
Share-based compensation	—	—	6,681	—	6,681
Dividends ($0.48 per share)	—	—	9	(14,804)	(14,795)
Cash settlement of share-based awards for minimum tax withholdings	(25)	—	—	(1,083)	(1,083)
Share repurchases	(882)	(9)	—	(39,963)	(39,972)
Vesting of previously non-vested shares	162	2	(2)	—	—
Income tax benefit from stock options exercised	—	—	2,109	—	2,109
Balance at December 31, 2014	30,255	303	130,107	333,153	463,563
Net income and comprehensive income for 2015	—	—	—	55,575	55,575
Exercise of stock options	605	6	17,394	(3,087)	14,313
Common stock issued under employee stock purchase plan	11	—	449	—	449
Share-based compensation	—	—	7,486	—	7,486
Dividends ($0.48 per share)	—	—	7	(14,828)	(14,821)
Cash settlement of share-based awards for minimum tax withholdings	(38)	—	—	(1,931)	(1,931)
Share repurchases	(423)	(5)	—	(19,987)	(19,992)
Vesting of previously non-vested shares	134	1	(1)	—	—
Income tax benefit from stock options exercised	—	—	5,413	—	5,413
Balance at December 31, 2015	30,544	$305	$160,855	$348,895	$510,055

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Statements of Cash Flows
(In thousands)
	Year ended
	December 31, 2015	December 31, 2014	December 31, 2013
Operating activities:
Net income	$55,575	$61,169	$54,467
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	37,157	31,133	23,579
Gain on change in fair value of earn-out liability	—	—	(615)
Share-based compensation	7,486	6,681	6,178
(Gain) loss on disposal of property and equipment	(181)	(383)	(454)
Provision for loss on receivables	33	241	423
Provision for revenue adjustments	4,793	2,465	2,531
Deferred income taxes	14,531	(3,021)	4,856
Tax benefit for stock options exercised	(5,413)	(2,109)	(3,707)
Changes in operating assets and liabilities, net of acquisition of business
Accounts receivable	5,403	(12,193)	1,447
Prepaid expenses and other assets	(1,378)	(280)	(215)
Accounts payable and accrued expenses	(17,513)	(199)	2,588
Income taxes	(14,771)	8,156	(239)
Net cash provided by operating activities	85,722	91,660	90,839

Investing activities:
Proceeds from disposal of property and equipment	1,720	1,947	1,973
Purchases of property and equipment	(40,495)	(39,487)	(35,439)
Acquisition of business, net of cash acquired	(61,878)	(90,172)	(45,328)
Other	(265)	2	(129)
Net cash used in investing activities	(100,918)	(127,710)	(78,923)

Financing activities:
Proceeds from term loan	125,000	—	—
Payments of debt and capital lease obligations	(101,352)	(9,736)	(20,375)
Payments on line of credit	—	—	—
Proceeds from exercise of stock options	14,313	13,235	33,002
Payments of cash dividends	(14,821)	(14,795)	(12,141)
Repurchase of common stock (repurchase program)	(19,992)	(39,972)	(354)
Common stock issued under employee stock purchase plan	449	354	296
Cash settlement of share-based awards for minimum tax withholdings	(1,931)	(1,083)	(866)
Tax benefit for stock options exercised	5,413	2,109	3,707
Net cash provided by (used in) financing activities	7,079	(49,888)	3,269
Net (decrease) increase in cash	(8,117)	(85,938)	15,185
Cash at beginning of year	41,429	127,367	112,182
Cash at end of year	$33,312	$41,429	$127,367

The accompanying notes are an integral part of the consolidated financial statements

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2015
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

Allowance for Revenue Adjustments

The Company’s allowance for revenue adjustments consists of amounts reserved for billing rate changes that are not captured upon load initiation. These adjustments generally arise: (1) when the sales department contemporaneously grants small rate changes (“spot quotes”) to customers that differ from the standard rates in the system; (2) when freight requires

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
(In thousands, except share and per share data)

dimensionalization or is reweighed resulting in a different required rate; (3) when billing errors occur; and (4) when data entry errors occur. When appropriate, permanent rate changes are initiated and reflected in the system. The Company monitors the manual revenue adjustments closely through the employment of various controls that are in place to ensure that revenue recognition is not compromised and that fraud does not occur. During 2015, average revenue adjustments per month were approximately $399 on average revenue per month of approximately $79,927 (0.5% of monthly revenue). In order to estimate the allowance for revenue adjustments related to ending accounts receivable, the Company prepares an analysis that considers average monthly revenue adjustments and the average lag for identifying and quantifying these revenue adjustments. Based on this analysis, the Company establishes an allowance covering approximately 35-110 days (dependent upon experience in the last twelve months) of average revenue adjustments, adjusted for rebates and billing errors. The lag is periodically adjusted based on actual historical experience. Additionally, the average amount of revenue adjustments per month can vary in relation to the level of sales or based on other factors (such as personnel issues that could result in excessive manual errors or in excessive spot quotes being granted). Both of these significant assumptions are continually evaluated for validity.

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
December 31, 2015
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

Depreciation expense for each of the three years ended December 31, 2015, 2014 and 2013 was $26,252, $22,616 and $17,817 respectively.

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

Operating Leases

Certain operating leases include rent increases during the initial lease term. For these leases, the Company recognizes the related rental expenses on a straight-line basis over the term of the lease, which includes any rent holiday period, and records the difference between the amounts charged to operations and amount paid as rent as a rent liability. Reserves for idle facilities are initially measured at the fair value of the portion of the lease payments associated with the vacated facilities, reduced by estimated sublease rentals.

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

Software Development

Costs related to software developed or acquired for internal use are expensed or capitalized based on the applicable stage of software development and any capitalized costs are amortized over their estimated useful life.  The Company typically uses a five-year straight line amortization for the capitalized amounts of software development costs.  At December 31, 2015 and 2014 the Company had $14,866 and $13,246, respectively, of capitalized software development costs included in property and equipment.  Accumulated amortization on these assets was $10,584 and $9,065 at December 31, 2015 and 2014, respectively.  Included in depreciation expense is amortization of capitalized software development costs.  Amortization of capitalized software development for the years ended December 31, 2015, 2014 and 2013 was $1,526, $1,464 and $1,228 respectively.  As of December 31, 2015 the estimated amortization expense for the next five years of capitalized software development costs is as follows:

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
(In thousands, except share and per share data)

2016	$1,439
2017	1,119
2018	861
2019	569
2020	220
Total	$4,208

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

See the "Recent Accounting Pronouncements" for additional discussion of new income tax related accounting pronouncements.

Net Income Per Share

The Company calculates net income per share in accordance with the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, Earnings per Share (the “FASB Codification 260”).  Under the FASB Codification 260, basic net income per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. The Company's non-vested shares contain non-forfeitable rights to dividends and are therefore considered participating securities for purposes of computing net income per share pursuant to the two-class method. Net income allocated to participating securities was $369 and $404 in 2015 and 2014, respectively. Net losses are not allocated to participating securities in periods in which the Company incurs a net loss. Diluted net income per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding after considering the additional dilution from any dilutive non-participating securities. The Company's non-participating securities include options and performance shares.

Share-Based Payments

The Company’s general practice has been to make a single annual grant of share-based compensation to key employees and to generally make other grants only in connection with new employment or promotions.  In addition, the Company makes annual grants to non-employee directors in conjunction with their annual election to our Board of Directors or at the time of their appointment to the Board of Directors.  For employees, the Company has granted stock options, non-vested shares and performance shares.  For non-employee directors, the Company issued non-vested shares during the years ended December 31, 2015, 2014 and 2013.

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

	December 31, 2015	December 31, 2014	December 31, 2013
Expected dividend yield	1.0%	1.2%	1.2%
Expected stock price volatility	33.3%	38.5%	43.7%
Weighted average risk-free interest rate	1.6%	1.6%	0.9%
Expected life of options (years)	5.9	5.3	5.2

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
(In thousands, except share and per share data)

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

		Year ended
	December 31, 2015	December 31, 2014	December 31, 2013
Expected stock price volatility	23.5%	32.5%	34.5%
Weighted average risk-free interest rate	1.0%	0.7%	0.4%

Under the 2005 Employee Stock Purchase Plan (the “ESPP”), which has been approved by shareholders, the Company is authorized to issue shares of Common Stock to eligible employees. These shares may be issued at a price equal to 90% of the lesser of the market value on the first day or the last day of each six-month purchase period. Common Stock purchases are paid for through periodic payroll deductions and/or up to two large lump sum contributions.  The Company recognize share-based compensation on the date of purchase based on the difference between the purchase date fair market value and the employee purchase price.

Recent Accounting Pronouncements

In November 2015, the FASB issued Accounting Standard Update No. 2015-17, "Balance Sheet Classification of Deferred Taxes", an update to ASC 740, Income Taxes (“Update”). Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The FASB also decided to permit earlier application by all entities as of the beginning of any interim or annual reporting period. The FASB further provides that this Update may be applied to all deferred tax liabilities and assets retrospectively to all periods presented. The Company chose to adopt the Update retrospectively for the year ended December 31, 2015 and reclassified $2,496 from net current deferred income tax assets to net non-current deferred income tax liabilities as of December 31, 2014.

In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017. The guidance permits the use of either a retrospective or cumulative effect transition method. The Company has not yet selected a transition method and is currently evaluating the impact of the amended guidance on our consolidated financial position, results of operations and related disclosures.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
(In thousands, except share and per share data)

2.        Acquisitions, Goodwill and Other Long-Lived Assets

Acquisition of Towne

On March 9, 2015, the Company acquired CLP Towne Inc. (“Towne”) pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) resulting in Towne becoming an indirect, wholly-owned subsidiary of the Company. For the acquisition of Towne, the Company paid $61,878 in net cash and assumed $59,544 in debt and capital leases. With the exception of assumed capital leases, the assumed debt was immediately paid in full after funding of the acquisition. Of the total aggregate cash consideration paid, $16,500 was placed into an escrow account, with $2,000 of such amount being available to settle any shortfall in Towne’s net working capital and with $14,500 of such amount being available for a period of time to settle certain possible claims against Towne’s common stockholders for indemnification. To the extent the escrow fund is insufficient, certain equity holders have agreed to indemnify Forward Air, subject to certain limitations set forth in the Merger Agreement, as a result of inaccuracies in or breaches of certain of Towne’s representations, warranties, covenants and agreements and other matters. Forward Air financed the Merger Agreement with a $125,000 2 year term loan available under the senior credit facility discussed in note 5.

Towne was a full-service trucking provider offering time-sensitive less-than-truckload shipping, full truckload service, an extensive cartage network, container freight stations and dedicated trucking. Towne’s airport-to-airport network provided scheduled deliveries to 61 service points. A fleet of approximately 525 independent contractor tractors provided the line-haul between those service points. The acquisition of Towne provides the Forward Air segment with opportunities to expand its service points and service offerings, such as pick up and delivery services. Additional benefits of the acquisition include increased linehaul network shipping density and a significant increase to our owner operator fleet, both of which are key to the profitability of Forward Air.

Towne had 2014 revenue of approximately $230,000. The assets, liabilities, and operating results of Towne have been included in the Company's consolidated financial statements from the date of acquisition and have been assigned to the Forward Air reportable segment. As the operations of Towne were fully integrated into the existing Forward Air network and operations, the Company is not able to provide the revenue and operating results from Towne included in the consolidated revenue and results since the date of acquisition.

Effective with the acquisition of Towne, the Company immediately entered into a restructuring plan to remove duplicate costs, primarily in the form of, but not limited to salaries, wages and benefits and facility leases. As a result of these plans, during the year ended December 31, 2015 the Company recognized expense of $2,624 and $11,722 for severance obligations and reserves for idle facilities, respectively. The expenses associated with the severance obligations and idle facilities were recognized in the salaries, wages and benefits and operating lease line items, respectively. The Company also incurred expense of $9,197 for various other integration and transaction related costs which are largely included in other operating expenses.

The Company vacated certain duplicate facilities under long-term non-cancelable leases and recorded contract termination costs. As of December 31, 2015, the Company reserve for remaining payments on vacated facilities was $6,731. The following is a summary of the vacated facility reserve:

Acquired Towne Liability	$1,355
Reserves for vacated facilities	11,722
Payments	(6,346)
Balance at December 31, 2015	$6,731

Acquisition of CST

On February 2, 2014, the Company acquired all of the outstanding capital stock of Central States Trucking Co. and Central States Logistics, Inc. (collectively referred to as “CST”). Pursuant to the terms of the Agreement and concurrently with the execution of the Agreement, the Company acquired all of the outstanding capital stock of CST in exchange for $82,998 in net cash and $11,215 in assumed debt. With the exception of capital leases, the assumed debt was immediately paid in full after funding of the acquisition. The acquisition and settlement of the assumed debt were funded using the Company's cash on hand. Under the purchase

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
(In thousands, except share and per share data)

agreement, $10,000 of the purchase price was paid into an escrow account to protect the Company against potential unknown liabilities. The amount held in escrow was remitted to the sellers in February 2015.

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

The Company incurred total transaction costs related to the acquisitions of approximately $900, which were expensed during the year ended December 31, 2014, in accordance with U.S. GAAP. These transaction costs were primarily included in "Other operating expenses" in the consolidated statements of comprehensive income.

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

Pursuant to the terms of the Agreement, the Company could have paid the former shareholders of TQI additional cash consideration from $0 to $5,000 if certain earnings before interest, taxes, depreciation and amortization ("EBITDA") goals were exceeded. The ultimate payout was based on the level by which TQI operating results exceed specified thresholds as defined by the Agreement in both 2013 and 2014. At the time of acquisition the Company recognized an estimated earn-out liability of $615. The fair value of the earn-out liability (level 3) was estimated using an income approach based on the present value of probability-weighted amounts payable under a range of performance scenarios for 2013 and 2014 and a discount rate of 10.9%. However, based on the most probable outcomes the estimated earn-out liability was reduced to $0 and recognized as a gain in our results from operations during the fourth quarter of 2013. TQI's 2014 EBITDA performance did not exceed the goals established by the Agreement and therefore no earn out payments were required.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
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

Included in the assumed liabilities of TQI was a liability for unrecognized tax benefits for $1,120. The liability is attributable to TQI not filing income tax returns in all jurisdictions in which it operated. The $1,120 consists of unrecognized tax benefits of $853 and related penalties and interest of $174 and $93, respectively. In accordance with the Agreement, the former shareholders of TQI have indemnified the Company against this tax exposure. As a result, the Company also recognized an offsetting receivable net of the estimated federal tax benefit for $728.

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

Allocations of Purchase Prices

The following table presents the allocations of the Towne, CST, RGL, MMT and TQI purchase prices to the assets acquired and liabilities assumed based on their estimated fair values and resulting residual goodwill (in thousands):

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
(In thousands, except share and per share data)

	Towne	CST	RGL & MMT	TQI
	March 9, 2015	February 2, 2014	September & November 2014	March 4, 2013
Tangible assets:
Accounts receivable	$24,068	$9,339	$—	$5,639
Prepaid expenses and other current assets	2,916	101	—	1,093
Property and equipment	2,095	2,132	287	5,103
Other assets	614	35	—	728
Deferred income taxes	—	—	—	947
Total tangible assets	29,693	11,607	287	13,510
Intangible assets:
Non-compete agreements	—	930	92	470
Trade name	—	500	—	1,000
Customer relationships	66,000	36,000	3,590	22,300
Goodwill	61,197	51,710	4,206	45,164
Total intangible assets	127,197	89,140	7,888	68,934
Total assets acquired	156,890	100,747	8,175	82,444

Liabilities assumed:
Current liabilities	28,920	6,535	1,000	4,725
Other liabilities	3,886	—	—	1,735
Debt and capital lease obligations	59,544	11,215	—	20,113
Deferred income taxes	2,662	—	—	10,543
Total liabilities assumed	95,012	17,750	1,000	37,116
Net assets acquired	$61,878	$82,997	$7,175	$45,328

The acquired definite-live intangible assets have the following useful lives:

Useful Lives
	Towne	CST	RGL & MMT	TQI
Customer relationships	20 years	15 years	15 years	15 years
Non-competes	-	5 years	5 years	5 years
Trade names	-	2 years	-	5 years

The fair value of the non-compete agreements and customer relationships assets were estimated using an income approach (level 3). Under this method, an intangible asset's fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To calculate fair value, the Company used cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset. The Company believes that the level and timing of cash flows appropriately reflect market participant assumptions. The fair value of the acquired trade names were estimated using an income approach, specifically known as the relief from royalty method. The relief from royalty method is based on a hypothetical royalty stream that would be paid if the Company did not own the applicable names and had to license the trade name. The Company derived the hypothetical royalty income from the projected revenues of CST and TQI. Cash flows were assumed to extend through the remaining economic useful life of each class of intangible asset.

The following unaudited pro forma information presents a summary of the Company's consolidated results of operations as if the Towne, CST and TQI acquisitions occurred as of January 1, 2013 (in thousands, except per share data).

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
(In thousands, except share and per share data)

	Year ended
	December 31, 2015	December 31, 2014	December 31, 2013
Operating revenue	$993,352	$1,017,005	$964,673
Income from operations	79,465	89,650	67,529
Net income	53,096	56,092	30,363
Net income per share
Basic	$1.72	$1.82	$1.00
Diluted	$1.70	$1.79	$0.98

Goodwill

The following is a summary of the changes in goodwill for the year ended December 31, 2015. Approximately $99,248 of goodwill, not including the goodwill acquired with the Towne and TQI acquisitions, is deductible for tax purposes.

	Forward Air		FASI		TQI		Total
		Accumulated		Accumulated		Accumulated
	Goodwill	Impairment	Goodwill	Impairment	Goodwill	Impairment	Net
Beginning balance, December 31, 2014	$93,842	$—	$12,359	$(6,953)	$45,164	$—	$144,412
Towne acquisition	61,197	—	—	—	—	—	61,197
Ending balance, December 31, 2015	$155,039	$—	$12,359	$(6,953)	$45,164	$—	$205,609

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

The Company conducted its annual impairment assessments and tests of goodwill for each reporting unit as of June 30, 2015 and no impairment charges were required. Further, due to TQI performance falling notably short of the projections used in our June 2015 impairment assessment, the Company believed there were indicators of impairment as of December 31, 2015. Therefore, the Company performed additional fair value calculations, but determined TQI's goodwill was not impaired as of December 31, 2015.

Other Acquired Intangibles

Through acquisitions, the Company acquired customer relationships, non-compete agreements and trade names having weighted-average useful lives of 15.9, 5.3 and 4.0 years, respectively.  Amortization expense on acquired customer relationships,

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
(In thousands, except share and per share data)

non-compete agreements and trade names for each of the years ended December 31, 2015, 2014 and 2013 was $10,905, $8,517 and $5,762, respectively.

As of December 31, 2015, definite-lived intangible assets are comprised of the following:

	Acquired Intangibles	Accumulated Amortization	Net Acquired Intangibles
Customer relationships	$174,240	$47,773	$126,467
Non-compete agreements	3,272	2,393	879
Trade name	1,500	1,046	454
Total	$179,012	$51,212	$127,800

The estimated amortization expense for the next five years on definite-lived intangible assets as of December 31, 2015 is as follows:

	2016	2017	2018	2019	2020
Customer relationships	$10,156	$10,041	$8,536	$8,456	$8,456
Non-compete agreements	318	310	220	30	—
Trade name	221	200	33	—	—
Total	$10,695	$10,551	$8,789	$8,486	$8,456

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

3.        Debt and Capital Lease Obligations

Credit Facilities

On February 4, 2015, the Company entered into a five-year senior, unsecured credit facility (the “Facility”) with a maximum aggregate principal amount of $275,000, including a revolving credit facility of $150,000 and a term loan facility of $125,000. The revolving credit facility has a sublimit of $25,000 for letters of credit and a sublimit of $15,000 for swing line loans. The revolving credit facility is scheduled to expire in February 2020 and may be used to refinance existing indebtedness of the Company and for working capital, capital expenditures and other general corporate purposes. Unless the Company elects otherwise under the credit agreement, interest on borrowings under the Facility are based on the highest of (a) the federal funds rate plus 0.5%, (b) the administrative agent's prime rate and (c) the LIBOR Rate plus 1.0%, in each case plus a margin that can range from 0.1% to 0.6% with respect to the term loan facility and from 0.3% to 0.8% with respect to the revolving credit facility depending on the Company’s ratio of consolidated funded indebtedness to earnings as set forth in the credit agreement. The Facility contains financial covenants and other covenants that, among other things, restrict the ability of the Company, without the approval of the lenders, to engage in certain mergers, consolidations, asset sales, investments, transactions or to incur liens or indebtedness, as set forth in the credit agreement. As of December 31, 2015, the Company had no borrowings outstanding under the revolving credit facility. At December 31, 2015, the Company had utilized $11,048 of availability for outstanding letters of credit and had $138,952 of available borrowing capacity outstanding under the revolving credit facility.

In conjunction with the acquisition of Towne (see note 2), the Company borrowed $125,000 on the available term loan. The term loan is payable in quarterly installments of 11.1% of the original principal amount of the term loan plus accrued and unpaid interest, and matures in March 2017. The interest rate on the term loan was 1.5% at December 31, 2015. The remaining balance on the term loan was $83,338 as of December 31, 2015. Of that amount, $55,556 is a current liability as it will be paid during 2016. The remaining $27,782 will be paid in 2017.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
(In thousands, except share and per share data)

Capital Leases

Through acquisitions, the Company assumed several equipment leases that met the criteria for classification as a capital lease.  The leased equipment is being amortized over the shorter of the lease term or useful life.

Property and equipment include the following amounts for assets under capital leases:

	December 31, 2015	December 31, 2014
Equipment	$635	$793
Accumulated amortization	(105)	(253)
	$530	$540

Amortization of assets under capital leases is included in depreciation and amortization expense.

Future minimum payments, by year and in the aggregate, under non-cancelable capital leases with initial or remaining terms of one year or more consist of the following at December 31, 2015:

2016	$395
2017	395
2018	391
2019	325
2020	60
Thereafter	—
Total	1,566
Less amounts representing interest	161
Present value of net minimum lease payments (including current portion of $331)	$1,405

Interest Payments

Interest payments during 2015, 2014 and 2013 were $2,017, $495 and $482, respectively.  No interest was capitalized during the years ended December 31, 2015, 2014 and 2013.

4.        Shareholders' Equity, Stock Options and Net Income per Share

Preferred Stock

There are 5,000,000 shares of preferred stock with a par value of $0.01 authorized, but no shares have been issued to date.

Cash Dividends

During each quarter of 2015 and 2014, the Company’s Board of Directors declared a cash dividend of $0.12 per share of Common Stock. During each quarter of 2013, the Company's Board of Directors declared a cash dividend of $0.10 per share of Common Stock. On February 9, 2016, the Company’s Board of Directors declared a $0.12 per share dividend that will be paid in the first quarter of 2016. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
(In thousands, except share and per share data)

Repurchase of Common Stock
In July 2007, our Board of Directors approved a stock repurchase program (“Repurchase Plan”) for up to 2,000,000 shares of our common stock. During the year ended December 31, 2013, we repurchased 8,675 shares of common stock under the Repurchase Plan for $354, or $40.84 per share.

Also, on February 7, 2014, our Board of Directors approved a stock repurchase authorization for up to 2,000,000 shares of the Company’s common stock. In connection with this action, the board cancelled the Company’s Repurchase Plan. During the year ended December 31, 2015, we repurchased 422,404 shares of common stock for $19,992, or $47.33 per share. During the year ended December 31, 2014, we repurchased 881,979 shares of common stock for $39,972, or $45.32 per share. As of December 31, 2015, 695,617 shares remain that may be repurchased.

Share-Based Compensation

The Company had previously reserved for issuance 4,500,000 common shares under the 1999 Stock Option and Incentive Plan (the “1999 Plan”). Options issued under the 1999 Plan have seven to ten-year terms and vested over a one to five year period.

In May 2008, with the approval of shareholders, the Company amended and restated the 1999 Stock Option and Incentive Plan (the “1999 Amended Plan”) to reserve for issuance an additional 3,000,000 common shares, increasing the total number of reserved common shares under the 1999 Amended Plan to 7,500,000. As of December 31, 2015, there were approximately 537,400 shares remaining available for grant.

Employee Activity - Options

The following tables summarize the Company’s employee stock option activity and related information for the years ended December 31, 2015, 2014 and 2013:

	2015		2014		2013
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
	(000)	Price	(000)	Price	(000)	Price

Outstanding at beginning of year	1,363	$28	1,732	$27	2,874	$26
Granted	96	50	106	43	118	38
Exercised	(659)	26	(450)	28	(1,260)	26
Forfeited	(14)	29	(25)	37	—	—
Outstanding at end of year	786	$32	1,363	$28	1,732	$27
Exercisable at end of year	586	$28	1,160	$26	1,514	$26
Weighted-average fair value of options granted during the year	$15		$14		$14
Aggregate intrinsic value for options exercised	$16,191		$7,259		$15,477
Average aggregate intrinsic value for options outstanding	$13,001
Average aggregate intrinsic value for exercisable options	$12,332

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
(In thousands, except share and per share data)

					Outstanding		Exercisable
				Weighted-	Weighted-		Weighted-
Range of			Number	Average	Average	Number	Average
Exercise			Outstanding	Remaining	Exercise	Exercisable	Exercise
Price			(000)	Contractual Life	Price	(000)	Price
$22.47	-	22.87	326	1.0	$22.50	326	$22.50
24.98	-	28.61	96	2.1	28.42	96	28.42
36.55	-	38.23	160	3.7	36.91	128	36.84
41.80	-	45.97	118	5.3	43.22	36	43.13
50.71	-	52.03	86	6.1	50.79	—	—
$22.47	-	52.03	786	2.9	$32.37	586	$27.87

	Year ended
	December 31, 2015	December 31, 2014	December 31, 2013
Shared-based compensation for options	$1,386	$1,302	$1,410
Tax benefit for option compensation	$542	$497	$508
Unrecognized compensation cost for options, net of estimated forfeitures	$1,728

Employee Activity – Non-vested shares

Non-vested share grants to employees vest ratably over a three-year period. The following tables summarize the Company's employee non-vested share activity and related information:

	Year ended
	2015		2014		2013
		Weighted-		Weighted-		Weighted-
	Non-vested	Average	Non-vested	Average	Non-vested	Average
	Shares	Grant Date	Shares	Grant Date	Shares	Grant Date
	(000)	Fair Value	(000)	Fair Value	(000)	Fair Value

Outstanding and non-vested at beginning of year	190	$40	186	$35	168	$33
Granted	100	51	99	42	98	37
Vested	(93)	39	(94)	43	(68)	37
Forfeited	(6)	45	(1)	37	(12)	36
Outstanding and non-vested at end of year	191	$46	190	$40	186	$35
Aggregate grant date fair value	$8,773		$7,585		$6,588
Total fair value of shares vested during the year	$4,694		$4,008		$2,503

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
(In thousands, except share and per share data)

	Year ended
	December 31, 2015	December 31, 2014	December 31, 2013
Shared-based compensation for non-vested shares	$4,070	$3,626	$3,058
Tax benefit for non-vested share compensation	$1,591	$1,385	$1,165
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$5,085

Employee Activity – Performance shares

In 2015, 2014 and 2013, the Company granted performance shares to key employees. Under the terms of the performance share agreements, on the third anniversary of the grant date, the Company will issue to the employees a calculated number of common stock shares based on the three year performance of the Company's common stock share price as compared to the share price performance of a selected peer group. No shares may be issued if the Company share price performance outperforms 30% or less of the peer group, but the number of shares issued may be doubled if the Company share price performs better than 90% of the peer group.

The following tables summarize the Company's employee performance share activity, assuming median share awards, and related information:

	Year ended
	2015		2014		2013
		Weighted-		Weighted-		Weighted-
	Non-vested	Average	Non-vested	Average	Non-vested	Average
	Shares	Grant Date	Shares	Grant Date	Shares	Grant Date
	(000)	Fair Value	(000)	Fair Value	(000)	Fair Value

Outstanding and non-vested at beginning of year	74	$44	88	$37	62	$36
Granted	27	67	23	48	26	40
Additional shares awarded based on performance	—	—	19	30	—	—
Vested	(24)	45	(56)	30	—	—
Forfeited	—	—	—	—	—	—
Outstanding and non-vested at end of year	77	$52	74	$44	88	$37
Aggregate grant date fair value	$4,016		$3,279		$3,278

	Year ended
	December 31, 2015	December 31, 2014	December 31, 2013
Shared-based compensation for performance shares	$1,308	$1,098	$1,055
Tax benefit for performance share compensation	$512	$419	$402
Unrecognized compensation cost for performance shares, net of estimated forfeitures	$1,726

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
(In thousands, except share and per share data)

Employee Activity – Employee Stock Purchase Plan

Under the ESPP at December 31, 2015, the Company is authorized to issue up to a remaining 392,987 shares of Common Stock to employees of the Company. For the years ended December 31, 2015, 2014 and 2013, participants under the plan purchased 10,805, 8,530, and 8,800 shares, respectively, at an average price of $41.55, $41.51, and $33.68 per share, respectively. The weighted-average fair value of each purchase right under the ESPP granted for the years ended December 31, 2015, 2014 and 2013, which is equal to the discount from the market value of the Common Stock at the end of each six month purchase period, was $5.82, $7.74, and $7.52 per share, respectively. Share-based compensation expense of $61, $66, and $66 was recognized in salaries, wages and employee benefits, during the years ended December 31, 2015, 2014 and 2013, respectively.

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

The following tables summarize the Company's non-employee non-vested share activity and related information:

	Year ended
	2015		2014		2013
	Non-vested		Non-vested		Non-vested
	Shares and	Weighted-	Shares and	Weighted-	Shares and	Weighted-
	Deferred	Average	Deferred	Average	Deferred	Average
	Stock Units	Grant Date	Stock Units	Grant Date	Stock Units	Grant Date
	(000)	Fair Value	(000)	Fair Value	(000)	Fair Value

Outstanding and non-vested at beginning of year	15	$44	15	$38	20	$32
Granted	14	51	15	44	15	38
Vested	(14)	43	(15)	38	(20)	32
Forfeited	—	—	—	—	—	—
Outstanding and non-vested at end of year	15	$51	15	$44	15	$38
Aggregate grant date fair value	$740		$650		$560
Total fair value of shares vested during the year	$727		$632		$762

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
(In thousands, except share and per share data)

	Year ended
	December 31, 2015	December 31, 2014	December 31, 2013
Shared-based compensation for non-vested shares	$661	$589	$589
Tax benefit for non-vested share compensation	$259	$225	$225
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$286

Non-employee Directors - Options

In addition to the above activity, each May from 1995 to 2005, options were granted to the non-employee directors of the Company.  The options have terms of ten years and are fully exercisable.  The following table summarizes the Company’s non-employee stock option activity and related information for the years ended December 31, 2015, 2014 and 2013:

	2015		2014		2013
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
	(000)	Price	(000)	Price	(000)	Price

Outstanding at beginning of year	8	$26	26	$23	29	$23
Granted	—	—	—	—	—	—
Exercised	(8)	26	(18)	22	(3)	20
Forfeited	—	—	—	—	—	—
Outstanding and exercisable at end of year	—	$—	8	$26	26	$23
Aggregate intrinsic value for options exercised	$208		$412		$54
Average aggregate intrinsic value for options outstanding and exercisable	$—

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
(In thousands, except share and per share data)

Net Income per Share

The following table sets forth the computation of net income per basic and diluted share:

	2015	2014	2013
Numerator:
Net income and comprehensive income	$55,575	$61,169	$54,467
Income allocated to participating securities	(369)	(404)	—
Numerator for basic and diluted income per share - net income	55,206	60,765	54,467

Denominator:
Denominator for basic net income per share - weighted-average shares (in thousands)	30,728	30,599	30,135
Effect of dilutive stock options (in thousands)	277	431	615
Effect of dilutive performance shares (in thousands)	35	42	12
Denominator for diluted net income per share - adjusted weighted-average shares (in thousands)	31,040	31,072	30,762
Basic net income per share	$1.80	$1.99	$1.81
Diluted net income per share	$1.78	$1.96	$1.77

The number of instruments that could potentially dilute net income per basic share in the future, but that were not included in the computation of net income per diluted share because to do so would have been anti-dilutive for the periods presented, are as follows:

	2015	2014	2013
Anti-dilutive stock options (in thousands)	184	99	192
Anti-dilutive performance shares (in thousands)	24	—	—
Total anti-dilutive shares (in thousands)	208	99	192

5.        Income Taxes

The provision for income taxes consists of the following:

	2015	2014	2013
Current:
Federal	$8,319	$33,631	$22,466
State	1,242	4,306	2,133
	9,561	37,937	24,599
Deferred:
Federal	12,477	(2,102)	4,367
State	2,054	(919)	489
	14,531	(3,021)	4,856
	$24,092	$34,916	$29,455

The tax benefit associated with the exercise of stock options and the vesting of non-vested shares recorded to additional paid in capital during the years ended December 31, 2015, 2014 and 2013 were $5,413, $2,109 and $3,612, respectively, and are reflected as an increase in additional paid-in capital in the accompanying consolidated statements of shareholders’ equity.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
(In thousands, except share and per share data)

The historical income tax expense differs from the amounts computed by applying the federal statutory rate of 35.0% to income before income taxes as follows:

	2015	2014	2013
Tax expense at the statutory rate	$27,883	$33,630	$29,373
State income taxes, net of federal benefit	2,178	1,879	1,876
Non-deductible transaction costs	394	—	—
Incentive stock options	(120)	(96)	(908)
Meals and entertainment	216	186	139
Deferred tax asset valuation allowance	(11)	39	(85)
Federal qualified property deductions	(6,066)	—	—
Federal income tax credits	(732)	(533)	(1,023)
Other	350	(189)	83
	$24,092	$34,916	$29,455

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31, 2015	December 31, 2014
Deferred tax assets:
Accrued expenses	$11,952	$6,313
Allowance for doubtful accounts	936	1,002
Share-based compensation	5,242	5,698
Accruals for income tax contingencies	268	300
Impairment of goodwill and other intangible assets	216	534
Net operating loss carryforwards	13,620	280
Total deferred tax assets	32,234	14,127
Valuation allowance	(284)	(273)
Total deferred tax assets, net of valuation allowance	31,950	13,854
Deferred tax liabilities:
Tax over book depreciation	28,027	19,222
Intangible assets	25,399	3,639
Prepaid expenses deductible when paid	5,018	2,488
Goodwill	13,382	11,189
Total deferred tax liabilities	71,826	36,538
Net deferred tax liabilities	$(39,876)	$(22,684)

Total income tax payments, net of refunds, during fiscal years 2015, 2014 and 2013 were $25,264, $30,087 and $25,168, respectively.

As a result of the Towne acquisition the Company has approximately $36,034 of federal net operating losses as of December 31, 2015, that will expire between 2020 and 2030. The Company expects to be able to fully utilize these federal net operating losses before they expire.

At December 31, 2015 and 2014, the Company had state net operating loss carryforwards of $23,595 and $6,500, respectively, that will expire between 2015 and 2029. Also, the use of these state net operating losses is limited to the future taxable income of separate legal entities. Based on expectations of future taxable income, management believes that it is more

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
(In thousands, except share and per share data)

likely than not that the results of operations for certain separate legal entities will not generate sufficient taxable income to realize portions of these net operating loss benefits for state loss carryforwards.  As a result, a valuation allowance has been provided for the state loss carryforwards for these specific legal entities. The valuation allowance on these state loss carryforwards increased $11 and $39 during 2015 and 2014, respectively.

Income Tax Contingencies

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various states and Canada. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2011.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

Liability for
Unrecognized Tax
Benefits
Balance at December 31, 2012	277
Additions for tax positions of current year	209
Additions for tax positions of prior years - TQI	853
Balance at December 31, 2013	1,339
Reductions for settlement with state taxing authorities	(697)
Additions for tax positions of prior years - TQI	63
Additions for tax positions of current year	66
Balance at December 31, 2014	771
Reductions for settlement with state taxing authorities	(64)
Additions for tax positions of current year	66
Balance at December 31, 2015	$773

Included in the liability for unrecognized tax benefits at December 31, 2015 and December 31, 2014 are tax positions of $773 and $771, respectively, which represents tax positions where the realization of the ultimate benefit is uncertain and the disallowance of which would affect the Company’s annual effective income tax rate.

Included in the liability for unrecognized tax benefits at December 31, 2015 and December 31, 2014, are accrued penalties of $156 and $170, respectively.  The liability for unrecognized tax benefits at December 31, 2015 and December 31, 2014 also included accrued interest of $371 and $414, respectively.

6.        Operating Leases

The Company leases certain facilities under noncancellable operating leases that expire in various years through 2024. Certain leases may be renewed for periods varying from one to ten years.  The Company has entered into or assumed through acquisition several operating leases for tractors, straight trucks and trailers with original lease terms between three and five years.  These leases expire in various years through 2020 and may not be renewed beyond the original term.

Sublease rental income, was $1,611, $980 and $914 in 2015, 2014 and 2013, respectively.  In 2016, the Company expects to receive aggregate future minimum rental payments under noncancellable subleases of approximately $159.  Noncancellable subleases expire between 2016 and 2019.

Future minimum rental payments under noncancellable operating leases with initial or remaining terms in excess of one year consisted of the following at December 31, 2015:

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
(In thousands, except share and per share data)

2016	$34,817
2017	27,433
2018	18,988
2019	12,211
2020	6,645
Thereafter	1,091
Total	$101,185

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

As of December 31, 2015, the Company had commitments to purchase various trailers, forklifts and other equipment for approximately $17,667 during 2016.

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

Employer contributions vest 20.0% after two years of service and continue vesting 20.0% per year until fully vested. The Company’s matching contributions expensed in 2015, 2014 and 2013 were approximately $1,178, $895 and $823, respectively.

9.        Financial Instruments

Off Balance Sheet Risk

At December 31, 2015, the Company had letters of credit outstanding totaling $11,048.

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
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

	December 31, 2015		December 31, 2014
	Carrying Value	Fair Value	Carrying Value	Fair Value
Capital lease obligations	$1,405	$1,434	$1,551	$1,578

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

The following tables summarize segment information about net income and assets used by the chief operating decision maker of the Company in making decisions regarding allocation of assets and resources as of and for the years ended December 31, 2015, 2014 and 2013.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
(In thousands, except share and per share data)

Year ended December 31, 2015	Forward Air	FASI	TQI	Eliminations	Consolidated
External revenues	$788,248	$128,826	$42,051	$—	$959,125
Intersegment revenues	4,623	1,169	322	(6,114)	—
Depreciation and amortization	27,069	6,085	4,003	—	37,157
Share-based compensation expense	7,200	220	66	—	7,486
Interest expense	2,042	—	5	—	2,047
Interest income	25	—	—	—	25
Income tax expense	21,235	1,673	1,184	—	24,092
Net income	51,976	2,383	1,216	—	55,575
Total assets	759,680	46,970	89,312	(195,791)	700,171
Capital expenditures	30,540	3,983	5,972	—	40,495

Year ended December 31, 2014	Forward Air	FASI	TQI	Eliminations	Consolidated
External revenues	$608,118	$124,382	$48,459	$—	$780,959
Intersegment revenues	4,219	831	365	(5,415)	—
Depreciation and amortization	21,721	5,811	3,601	—	31,133
Share-based compensation expense	6,470	176	35	—	6,681
Interest expense	602	2	6	—	610
Interest income	8	—	—	—	8
Income tax expense	31,792	2,203	921	—	34,916
Net income	53,985	3,790	3,394	—	61,169
Total assets	604,578	45,428	88,788	(199,485)	539,309
Capital expenditures	26,170	7,133	6,184	—	39,487

Year ended December 31, 2013	Forward Air	FASI	TQI	Eliminations	Consolidated
External revenues	$497,993	$112,766	$41,722	$—	$652,481
Intersegment revenues	3,075	645	120	(3,840)	—
Depreciation and amortization	16,222	4,945	2,412	—	23,579
Share-based compensation expense	5,959	140	79	—	6,178
Interest expense	513	8	11	—	532
Interest income	36	—	1	—	37
Income tax expense	26,981	846	1,628	—	29,455
Net income	51,251	1,255	1,961	—	54,467
Total assets	478,790	42,049	85,490	(100,060)	506,269
Capital expenditures	25,017	6,901	3,521	—	35,439

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2015
(In thousands, except share and per share data)

11.        Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2015 and 2014:

	2015
	March 31	June 30	September 30	December 31
Operating revenue	$205,918	$249,694	$247,093	$256,420
Income from operations	8,248	19,908	24,601	29,015
Net income	4,836	11,824	15,687	23,228

Net income per share:
Basic	$0.16	$0.38	$0.51	$0.75
Diluted	$0.16	$0.38	$0.50	$0.75

	2014
	March 31	June 30	September 30	December 31
Operating revenue	$171,569	$193,852	$201,477	$214,061
Income from operations	16,271	27,595	26,906	25,634
Net income	10,202	17,178	16,744	17,045

Net income per share:
Basic	$0.33	$0.56	$0.55	$0.56
Diluted	$0.33	$0.55	$0.54	$0.55

Forward Air Corporation
Schedule II — Valuation and Qualifying Accounts
(In thousands)

Col. A		Col. B	Col. C		Col. D		Col. E
		Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts Described	Deductions -Describe		Balance at End of Period
Year ended December 31, 2015
Allowance for doubtful accounts		$2,155	$33	$—	$878	(2)	$1,310
Allowance for revenue adjustments	(1)	408	4,793	—	4,106	(3)	1,095
Income tax valuation		273	11	—	—		284
		2,836	4,837	—	4,984		2,689
Year ended December 31, 2014
Allowance for doubtful accounts		$1,583	$241	$—	$(331)	(2)	$2,155
Allowance for revenue adjustments	(1)	336	2,465	—	2,393	(3)	408
Income tax valuation		234	39	—	—		273
		2,153	2,745	—	2,062		2,836
Year ended December 31, 2013
Allowance for doubtful accounts		$1,149	$423	$—	$(11)	(2)	$1,583
Allowance for revenue adjustments	(1)	295	2,531	—	2,490	(3)	336
Income tax valuation		319	(85)	—	—		234
		1,763	2,869	—	2,479		2,153

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
Amended and Restated Non-Employee Director Stock Plan, as further amended and restated on February 8, 2013 (incorporated herein by reference to Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed with the Securities and Exchange Commission on April 25, 2013 (File No. 0-22490))

10.26
Stock Purchase Agreement dated March 4, 2013, by and among Forward Air Corporation, TQI Holdings, Inc. and the sellers named therein (incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2013 (File No. 0-22490))

10.27
Stock Purchase Agreement dated January 23, 2014, by and among Forward Air Corporation, Central States Trucking Co., Central States Logistics, Inc., Central States, Inc., and the stockholders of Central States, Inc. (incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2014 (File No. 0-22490))

10.28
First amendment to the Credit Agreement dated February 14, 2012 by and among the Company, certain of its subsidiaries, the lenders referred to therein and Bank of America, N.A., as administrative agent  (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 21, 2014 (File No. 0-22490))

10.29
Agreement and Plan of Merger, dated February 4, 2015 by and among CLP Towne Inc., Forward Air, Inc., FAC Subsidiary, Inc., ZM Private Equity Fund I, L.P., as the Equity Holders’ Representative, and the Indemnifying Equity Holders party thereto (incorporated herein by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2015 (File No. 0-22490))

10.30
Credit Agreement dated February 4, 2015 among Forward Air Corporation and Forward Air, Inc., as borrowers, the subsidiaries of the borrowers identified therein, Bank of America, N.A., First Tennessee Bank, N.A. and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2015 (File No. 0-22490))

10.31
First Amendment dated June 19, 2015 to the Credit Agreement dated February 4, 2015 among Forward Air Corporation and Forward Air, Inc., as borrowers, the subsidiaries of the borrowers identified therein, Bank of America, N.A., First Tennessee Bank, N.A. and the other lenders party thereto (incorporated herein by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 24, 2015 (File No. 0-22490))

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