Form 10-Q
period 2016-03-31
FORWARD AIR CORP
filed 2016-04-27
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2016
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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of April 22, 2016 was 30,448,892.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited).

Forward Air Corporation
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)
(Unaudited)
	March 31, 2016	December 31, 2015
Assets
Current assets:
Cash	$38,037	$33,312
Accounts receivable, less allowance of $1,986 in 2016 and $2,405 in 2015	104,317	109,165
Other current assets	25,582	30,980
Total current assets	167,936	173,457

Property and equipment	344,931	343,147
Less accumulated depreciation and amortization	162,172	155,859
Total property and equipment, net	182,759	187,288
Goodwill and other acquired intangibles:
Goodwill	206,517	205,609
Other acquired intangibles, net of accumulated amortization of $53,911 in 2016 and $51,212 in 2015	125,893	127,800
Total net goodwill and other acquired intangibles	332,410	333,409
Other assets	5,948	5,778
Total assets	$689,053	$699,932

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$17,810	$23,334
Accrued expenses	31,153	29,823
Current portion of debt and capital lease obligations	69,785	55,887
Total current liabilities	118,748	109,044

Long-term debt and capital lease obligations, less current portion	779	28,617
Other long-term liabilities	14,049	12,340
Deferred income taxes	44,907	39,876

Shareholders’ equity:
Preferred stock	—	—
Common stock, $0.01 par value: Authorized shares - 50,000,000, Issued and outstanding shares - 30,434,162 in 2016 and 30,543,864 in 2015	304	305
Additional paid-in capital	163,726	160,855
Retained earnings	346,540	348,895
Total shareholders’ equity	510,570	510,055
Total liabilities and shareholders’ equity	$689,053	$699,932

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three months ended
	March 31, 2016	March 31, 2015
Operating revenue	$229,549	$205,918

Operating expenses:
Purchased transportation	96,476	89,337
Salaries, wages and employee benefits	58,678	53,903
Operating leases	13,868	15,756
Depreciation and amortization	9,668	8,684
Insurance and claims	5,395	5,130
Fuel expense	2,961	4,020
Other operating expenses	21,098	20,839
Total operating expenses	208,144	197,669
Income from operations	21,405	8,249

Other income (expense):
Interest expense	(553)	(364)
Other, net	(29)	(48)
Total other income (expense)	(582)	(412)
Income before income taxes	20,823	7,837
Income taxes	7,724	3,000
Net income and comprehensive income	$13,099	$4,837

Net income per share:
Basic	$0.43	$0.16
Diluted	$0.43	$0.16

Dividends per share:	$0.12	$0.12

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended
	March 31, 2016	March 31, 2015

Operating activities:
Net income	$13,099	$4,837
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	9,668	8,684
Share-based compensation	1,952	1,786
Loss (gain) on disposal of property and equipment	93	(149)
Provision for recovery on receivables	(196)	(19)
Provision for revenue adjustments	799	907
Deferred income tax	5,031	3,045
Excess tax benefit for stock options exercised	(38)	(2,329)
Changes in operating assets and liabilities
Accounts receivable	4,245	(2,332)
Other current assets	5,258	2,618
Accounts payable and accrued expenses	(2,470)	(9,589)
Net cash provided by operating activities	37,441	7,459

Investing activities:
Proceeds from disposal of property and equipment	155	582
Purchases of property and equipment	(2,688)	(5,229)
Acquisition of business, net of cash acquired	(1,700)	(62,323)
Other	22	(135)
Net cash used in investing activities	(4,211)	(67,105)

Financing activities:
Proceeds from term loan	—	125,000
Payments of debt and capital lease obligations	(13,969)	(59,116)
Proceeds from exercise of stock options	881	10,139
Payments of cash dividends	(3,678)	(3,714)
Repurchase of common stock (repurchase program)	(9,995)	—
Repurchase of common stock (restricted stock)	(1,782)	(1,926)
Excess tax benefit for stock options exercised	38	2,329
Net cash (used in) provided by financing activities	(28,505)	72,712
Net increase in cash	4,725	13,066
Cash at beginning of period	33,312	41,429
Cash at end of period	$38,037	$54,495

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2016

1.    Basis of Presentation

Forward Air Corporation's (“the Company”, “We”, “Our”) services can be classified into four principal reportable segments: Expedited LTL, Truckload Expedited Services (“TLX”), Intermodal and Pool Distribution (See note 11).

In our Expedited LTL segment, we provide time-definite transportation services to the North American deferred air freight market. Our Expedited LTL service operates a comprehensive national network for the time-definite surface transportation of expedited ground freight. The Expedited LTL service offers customers local pick-up and delivery and scheduled surface transportation of cargo as a cost effective, reliable alternative to air transportation. Expedited LTL’s other services include shipment consolidation and deconsolidation, warehousing, customs brokerage, and other handling. The Expedited LTL segment primarily provides its transportation services through a network of terminals located at or near airports in the United States and Canada.

In our TLX segment, we provide expedited truckload brokerage, dedicated fleet services and maximum security and temperature-controlled logistics services. We are able to expedite this service by utilizing a dedicated fleet of team owner operators, some team company drivers as well as third party transportation providers. The TLX segment provides full truckload service in the United States and Canada.

In our Intermodal segments, we provide container and intermodal drayage services primarily within the Midwest region of the United States. Drayage is essentially the first and last mile of the movement of an intermodal container. We are providing this service both to and from ports and rail heads. Our Intermodal segment also provides dedicated contract and Container Freight Station (“CFS”) warehouse and handling services. Today Intermodal operates primarily in the Midwest but through acquisition as well as green-field start-ups we anticipate moving into other geographies within the United States.

In our Pool Distribution segment, we provide pool distribution services throughout the Mid-Atlantic, Southeast, Midwest and Southwest continental United States. Pool distribution involves managing high-frequency handling and distribution of time-sensitive product to numerous destinations in specific geographic regions. Our primary customers for this service are regional and nationwide distributors and retailers, such as mall, strip mall and outlet based retail chains.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company’s operating results are subject to seasonal trends when measured on a quarterly basis; therefore operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and notes thereto included in the Forward Air Corporation Annual Report on Form 10-K for the year ended December 31, 2015.

The accompanying unaudited condensed consolidated financial statements of the Company include Forward Air Corporation and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

2.    Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued guidance that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance is effective in 2017 with early adoption permitted. We are currently evaluating the impact of this guidance on our financial statements and the timing of adoption.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2016

In February 2016, the FASB, issued ASU 2016-02, Leases, which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The guidance will be effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. We are evaluating the impact of the future adoption of this standard on our consolidated financial statements.

In November 2015, the FASB issued Accounting Standard Update No. 2015-17, "Balance Sheet Classification of Deferred Taxes", an update to ASC 740, Income Taxes (“Update”). Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The FASB also decided to permit earlier application by all entities as of the beginning of any interim or annual reporting period. The FASB further provides that this Update may be applied to all deferred tax liabilities and assets retrospectively to all periods presented. We adopted the Update retrospectively for the year ended December 31, 2015.

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

Towne is a full-service trucking provider offering time-sensitive less-than-truckload shipping, full truckload service, an extensive cartage network, container freight stations and dedicated trucking. Towne’s airport-to-airport network provides scheduled deliveries to 61 service points. A fleet of approximately 525 independent contractor tractors provides the line-haul between those service points. The acquisition of Towne provides the Epedited LTL and TLX segments with opportunities to expand their service points and service offerings, such as pick up and delivery services. Additional benefits of the acquisition include increased linehaul network shipping density and a significant increase to our owner operator fleet, both of which are key to the profitability of the Company.

The assets, liabilities, and operating results of Towne have been included in the Company's consolidated financial statements from the date of acquisition and have been assigned to the Expedited LTL and TLX reportable segments. As the operations of Towne

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2016

were fully integrated into the Company's existing networks and operations, the Company is not able to provide the revenue and operating results from Towne included in our consolidated revenue and results since the date of acquisition.
Effective with the acquisition of Towne, the Company immediately entered into a restructuring plan to remove duplicate costs, primarily in the form of, but not limited to salaries, wages and benefits and facility leases. As a result of these plans, during the first quarter of 2015 the Company recognized expense and recorded liabilities of $2,109 and $4,664 for severance obligations and remaining net payments on vacated, duplicate facilities, respectively. The expenses associated with the severance obligations and vacated, duplicate facilities were recognized in the salaries, wages and benefits and operating lease line items, respectively. During the first quarter of 2015, the Company also incurred expense of $5,101 for various other integration and transaction related costs which are largely included in other operating expenses.
In conjunction with the Towne acquisition, the Company vacated certain duplicate facilities under long-term non-cancelable leases and recorded contract termination costs. As of March 31, 2016, the Company's reserve for remaining payments on vacated facilities was $5,311. During the three months ended March 31, 2016, we paid $1,420 in recurring payments on these non-cancelable leases.
Acquisition of Ace

As part of the Company's strategy to expand its Intermodal operations, in January 2016, we acquired certain assets of Ace Cargo, LLC, ("Ace") for $1,700. The assets, liabilities, and operating results of Ace have been included in the Company's consolidated financial statements from the date of acquisition and have been assigned to the Intermodal reportable segment.
Allocations of Purchase Prices
The following table presents the allocations of the Towne and Ace purchase prices to the assets acquired and liabilities assumed based on their estimated fair values and resulting residual goodwill (in thousands):

	Ace	Towne
	January 25, 2016	March 9, 2015
Tangible assets:
Accounts receivable	$—	$24,068
Prepaid expenses and other current assets	—	2,916
Property and equipment	—	2,095
Other assets	—	614
Total tangible assets	—	29,693
Intangible assets:
Non-compete agreements	20	—
Customer relationships	772	66,000
Goodwill	908	61,197
Total intangible assets	1,700	127,197
Total assets acquired	1,700	156,890

Liabilities assumed:
Current liabilities	—	28,920
Other liabilities	—	3,886
Debt and capital lease obligations	—	59,544
Deferred income taxes	—	2,662
Total liabilities assumed	—	95,012
Net assets acquired	$1,700	$61,878

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2016

The acquired definite-live intangible assets have the following useful lives:

Useful Lives
	Ace	Towne
Customer relationships	15 years	20 years
Non-compete agreements	5 years	-
The fair value of the non-compete agreements and customer relationships assets were estimated using an income approach (level 3). Under this method, an intangible asset's fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To estimate fair value, the Company used cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset. The Company believes that the level and timing of cash flows appropriately reflect market participant assumptions. Cash flows were assumed to extend through the remaining economic useful life of each class of intangible asset.
Pro forma
The following unaudited pro forma information presents a summary of the Company's consolidated results of operations as if the Towne acquisition occurred as of January 1, 2015 (in thousands, except per share data).

	Three months ended
	March 31, 2016	March 31, 2015
Operating revenue	$229,549	$240,145
Income from operations	21,405	5,942
Net income	13,099	2,358
Net income per share
Basic	$0.43	$0.08
Diluted	$0.43	$0.08
The unaudited pro forma consolidated results for the three month periods are based on the historical financial information of Towne. The unaudited pro forma consolidated results incorporate historical financial information since January 1, 2015. The historical financial information has been adjusted to give effect to pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed these acquisitions on January 1, 2015.
Goodwill
The following is a summary of the changes in goodwill for the three months ended March 31, 2016. Approximately $100,156 of goodwill, not including the goodwill acquired with the Towne acquisition, is deductible for tax purposes.

	Expedited LTL		Truckload Expedited		Pool Distribution		Intermodal		Total
		Accumulated		Accumulated		Accumulated		Accumulated
	Goodwill	Impairment	Goodwill	Impairment	Goodwill	Impairment	Goodwill	Impairment	Net
Beginning balance, December 31, 2015	$99,123	$—	$45,164	$—	$12,359	$(6,953)	$55,916	$—	$205,609
Ace Acquisition	—	—	—	—	—	—	908	—	908
Ending balance, March 31, 2016	$99,123	$—	$45,164	$—	$12,359	$(6,953)	$56,824	$—	$206,517

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2016

The Company conducted its annual impairment assessments and tests of goodwill for each reporting unit as of June 30, 2015 and no impairment charges were required.  The first step of the goodwill impairment test is the Company assessing qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the reporting unit's carrying amount, including goodwill. When performing the qualitative assessment, the Company considers the impact of factors including, but not limited to, macroeconomic and industry conditions, overall financial performance of each reporting unit, litigation and new legislation. If based on the qualitative assessments, the Company believes it more likely than not that the fair value of a reporting unit is less than the reporting unit's carrying amount, or periodically as deemed appropriate by management, the Company will prepare an estimation of the respective reporting unit's fair value utilizing a quantitative approach.  If a quantitative fair value estimation is required, the Company estimates the fair value of the applicable reportable units, using a combination of discounted projected cash flows and market valuations for comparable companies as of the valuation date.  The Company's inputs into the fair value estimates for goodwill are classified within level 3 of the fair value hierarchy as defined in the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“the FASB Codification”). If this estimation of fair value indicates that impairment potentially exists, the Company will then measure the amount of the impairment, if any.  Goodwill impairment exists when the calculated implied fair value of goodwill is less than its carrying value.  Changes in strategy or market conditions could significantly impact these fair value estimates and require adjustments to recorded asset balances.

The Company conducted its annual impairment assessments and tests of goodwill for each reporting unit as of June 30, 2015 and no impairment charges were required. However, due to the performance of our Total Quality, Inc. operating segment, which is included in the TLX reportable segment, falling notably short of the projections used in our June 2015 impairment assessment, the Company believed there were indicators of impairment as of December 31, 2015. Therefore, the Company performed additional fair value calculations, but determined TQI's goodwill was not impaired as of December 31, 2015.

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

Employee Activity - Stock Options

Stock option grants to employees generally expire seven years from the grant date and typically vest ratably over a three-year period.  The Company used the Black-Scholes option-pricing model to estimate the grant-date fair value of options granted.  The weighted-average fair value of options granted and assumptions used to estimate their fair value during the three months ended March 31, 2016 and 2015 were as follows:

	Three months ended
	March 31, 2016	March 31, 2015
Expected dividend yield	1.0%	1.0%
Expected stock price volatility	29.0%	33.9%
Weighted average risk-free interest rate	1.3%	1.6%
Expected life of options (years)	6.0	6.1
Weighted average grant date fair value	$12	$16

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2016

The following tables summarize the Company’s employee stock option activity and related information:

	Three months ended March 31, 2016
				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Options	Exercise	Value	Contractual
	(000)	Price	(000)	Term
Outstanding at December 31, 2015	786	$32
Granted	122	44
Exercised	(38)	23
Forfeited	(2)	38
Outstanding at March 31, 2016	868	$34	$6,709	3.3
Exercisable at March 31, 2016	633	$30	$7,481	2.3

	Three months ended
	March 31, 2016	March 31, 2015
Share-based compensation for options	$348	$336
Tax benefit for option compensation	$129	$129
Unrecognized compensation cost for options, net of estimated forfeitures	$2,789	$2,609
Weighted average period over which unrecognized compensation will be recognized (years)	2.2

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2016

Employee Activity - Non-vested Shares

Non-vested share grants to employees vest ratably over a three-year period.  The non-vested shares’ fair values were estimated using closing market prices on the day of grant. The following tables summarize the Company’s employee non-vested share activity and related information:

	Three months ended March 31, 2016
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2015	191	$46
Granted	125	44
Vested	(92)	44
Forfeited	(2)	47
Outstanding and non-vested at March 31, 2016	222	$46	$10,092

	Three months ended
	March 31, 2016	March 31, 2015
Share-based compensation for non-vested shares	$1,082	$988
Tax benefit for non-vested share compensation	$403	$380
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$9,363	$8,398
Weighted average period over which unrecognized compensation will be recognized (years)	2.3

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2016

Employee Activity - Performance Shares

The Company annually grants performance shares to key employees.  Under the terms of the performance share agreements, on the third anniversary of the grant date, the Company will issue to the employees a calculated number of common stock shares based on the three year performance of the Company’s common stock share price as compared to the share price performance of a selected peer group.  No shares may be issued if the Company's share price performance outperforms 30% or less of the peer group, but the number of shares issued may be doubled if the Company's share price performs better than 90% of the peer group.  The fair value of the performance shares was estimated using a Monte Carlo simulation. The weighted average assumptions used in the Monte Carlo estimate were as follows:

	Three months ended
	March 31, 2016	March 31, 2015
Expected stock price volatility	22.3%	23.5%
Weighted average risk-free interest rate	0.8%	1.0%

The following tables summarize the Company’s employee performance share activity, assuming median share awards, and related information:

	Three months ended March 31, 2016
		Weighted-	Aggregate
	Performance	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2015	77	$52
Granted	29	49
Additional shares awarded based on performance	7	40
Vested	(33)	40
Outstanding and non-vested at March 31, 2016	80	$55	$4,373

	Three months ended
	March 31, 2016	March 31, 2015
Share-based compensation for performance shares	$351	$302
Tax benefit for performance share compensation	$131	$116
Unrecognized compensation cost for performance shares, net of estimated forfeitures	$2,805	$2,733
Weighted average period over which unrecognized compensation will be recognized (years)	2.2

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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2016

	Three months ended March 31, 2016
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2015	15	$51
Granted	—	—
Vested	—	—
Outstanding and non-vested at March 31, 2016	15	$51	$740

	Three months ended
	March 31, 2016	March 31, 2015
Share-based compensation for non-vested shares	$171	$160
Tax benefit for non-vested share compensation	$64	$61
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$114	$96
Weighted average period over which unrecognized compensation will be recognized (years)	0.3

5.    Senior Credit Facility

On February 4, 2015, the Company entered into a five-year senior, unsecured credit facility (the “Facility”) with a maximum aggregate principal amount of $275,000, including a revolving credit facility of $150,000 and a term loan facility of $125,000. The revolving credit facility has a sublimit of $25,000 for letters of credit and a sublimit of $15,000 for swing line loans. The revolving credit facility is scheduled to expire in February 2020 and may be used to refinance existing indebtedness of the Company and for working capital, capital expenditures and other general corporate purposes. Unless the Company elects otherwise under the credit agreement, interest on borrowings under the Facility are based on the highest of (a) the federal funds rate plus 0.5%, (b) the administrative agent's prime rate and (c) the LIBOR Rate plus 1.0%, in each case plus a margin that can range from 0.1% to 0.6% with respect to the term loan facility and from 0.3% to 0.8% with respect to the revolving credit facility depending on the Company’s ratio of consolidated funded indebtedness to earnings as set forth in the credit agreement. The Facility contains financial covenants and other covenants that, among other things, restrict the ability of the Company, without the approval of the lenders, to engage in certain mergers, consolidations, asset sales, investments, transactions or to incur liens or indebtedness, as set forth in the credit agreement. As of March 31, 2016, the Company had no borrowings outstanding under the revolving credit facility. At March 31, 2016, the Company had utilized $11,048 of availability for outstanding letters of credit and had $138,952 of available borrowing capacity outstanding under the revolving credit facility.

In conjunction with the acquisition of Towne (see note 3), the Company borrowed $125,000 on the available term loan. The term loan is payable in quarterly installments of 11.1% of the original principal amount of the term loan plus accrued and unpaid interest, and matures in March 2017. The interest rate on the term loan was 1.8% at March 31, 2016. The remaining balance on the term loan was $69,450 as of March 31, 2016 and is a current liability.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2016

6.    Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three months ended
	March 31, 2016	March 31, 2015
Numerator:
Net income and comprehensive income	$13,099	$4,837
Income allocated to participating securities	(64)	(33)
Numerator for basic and diluted income per share - net income	$13,035	$4,804
Denominator (in thousands):
Denominator for basic income per share - weighted-average shares	30,420	30,575
Effect of dilutive stock options (in thousands)	165	365
Effect of dilutive performance shares (in thousands)	40	41
Denominator for diluted income per share - adjusted weighted-average shares	30,625	30,981
Basic net income per share	$0.43	$0.16
Diluted net income per share	$0.43	$0.16

The number of instruments that could potentially dilute net income per basic share in the future, but that were not included in the computation of net income per diluted share because to do so would have been anti-dilutive for the periods presented, are as follows:

	March 31, 2016	March 31, 2015
Anti-dilutive stock options (in thousands)	275	151
Anti-dilutive performance shares (in thousands)	44	15
Anti-dilutive non-vested shares and deferred stock units (in thousands)	73	—
Total anti-dilutive shares (in thousands)	392	166

7.    Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states and Canada. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2010.

For the three months ended March 31, 2016 and 2015, the effective income tax rates varied from the statutory federal income tax rate of 35.0%, primarily as a result of the effect of state income taxes, net of the federal benefit, and permanent differences between book and tax net income. The combined federal and state effective tax rate for the three months ended March 31, 2016 was 37.1% compared to a rate of 38.3% for the same period in 2015.  The reduction in the 2016 effective tax rate was attributable to qualified production property deductions estimated in the first quarter of 2016.

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
March 31, 2016

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

	March 31, 2016
	Carrying Value	Fair Value
Capital leases	$1,367	$1,324

The Company's fair value estimates for the above financial instruments are classified within level 3 of the fair value hierarchy.

9.    Shareholders' Equity

During each quarter of 2015 and the first quarter of 2016, the Company's Board of Directors declared a cash dividend of $0.12 per share of common stock. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

On February 7, 2014, our Board of Directors approved a new stock repurchase authorization for up to two million shares of our common stock. During the three months ended March 31, 2016, we repurchased 232,944 for $9,995, or an average of $42.91 per share. There were no shares repurchased by the Company for the three months ended March 31, 2015. As of March 31, 2016, 462,673 shares remain that may be repurchased.

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

The Company estimates its self-insurance loss exposure by evaluating the merits and circumstances surrounding individual known claims and by performing hindsight and actuarial analysis to determine an estimate of probable losses on claims incurred but not reported.  Such losses should be realized immediately as the events underlying the claims have already occurred as of the balance sheet dates.

Because of the uncertainty of the ultimate resolution of outstanding claims, as well as uncertainty regarding claims incurred but not reported, it is possible that management’s provision for these losses could change materially in the near term. However, no estimate can currently be made of the range of additional loss that is at least reasonably possible.

11.    Segment Reporting

The Company operates in four reportable segments based on information available to and used by the chief operating decision maker.  Expedited LTL provides time-definite transportation and logistics services to the deferred air freight market.  TLX segment provides expedited truckload brokerage, dedicated fleet services and maximum security and temperature-controlled logistics services. Our Intermodal segment provides container and intermodal drayage services. Pool Distribution provides pool distribution services primarily to regional and national distributors and retailers.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2016

During the first quarter of 2016, we changed our reporting segments to separate our truckload and intermodal businesses from our Expedited LTL service and to aggregate our reporting for truckload services into a single segment. We previously reported three segments: Forward Air, Forward Air Solutions and Total Quality, Inc. Consequently, we now report four segments: Expedited LTL, Truckload Expedited Services (“TLX”), Intermodal and Pool Distribution. All prior year segment amounts have been restated to reflect this new reporting structure.
Except for certain insurance activity, the accounting policies of the segments are the same as those described in the summary of significant accounting policies disclosed in Note 1 to the Consolidated Financial Statements included in the Company’s 2015 Annual Report on Form 10-K. For workers compensation and vehicle claims each segment is charged an insurance premium and is also charged a deductible that corresponds with the our corporate deductibles disclosed in Note 1 to the Consolidated Financial Statements included in the Company’s 2015 Annual Report on Form 10-K. However, any losses beyond our deductibles and any loss development factors applied to our outstanding claims as a result of actuary analysis are not passed to the segments, but kept at the corporate level.

Segment data includes intersegment revenues.  Assets and costs of the corporate headquarters are allocated to the segments based on usage.  The Company evaluates the performance of its segments based on income from operations.  The Company’s business is conducted in the U.S. and Canada.

The following tables summarize segment information about net income and assets used by the chief operating decision maker of the Company in making decisions regarding allocation of assets and resources as of and for the three months ended March 31, 2016 and 2015.

	Three months ended March 31, 2016
	Expedited LTL	Truckload Expedited	Pool Distribution	Intermodal	Eliminations & other	Consolidated
External revenues	$133,522	$38,417	$33,057	$24,553	$—	$229,549
Intersegment revenues	855	205	135	71	(1,266)	—
Depreciation and amortization	5,548	1,740	1,485	895	—	9,668
Share-based compensation expense	1,574	155	150	73	—	1,952
Interest expense	509	—	—	36	8	553
Income from operations	17,179	1,470	114	2,372	270	21,405
Total assets	635,283	90,678	47,877	120,251	(205,036)	689,053
Capital expenditures	2,078	13	545	52	—	2,688

	Three months ended March 31, 2015
	Expedited LTL	Truckload Expedited	Pool Distribution	Intermodal	Eliminations & other	Consolidated
External revenues	$121,477	$34,266	$27,045	$22,963	$167	$205,918
Intersegment revenues	807	217	183	66	(1,273)	—
Depreciation and amortization	4,576	1,373	1,539	969	227	8,684
Share-based compensation expense	1,548	169	32	37	—	1,786
Interest expense	112	—	—	23	229	364
Income from operations	14,885	3,211	216	1,989	(12,052)	8,249
Total assets	682,247	86,565	44,439	108,309	(206,432)	715,128
Capital expenditures	2,694	2,242	190	103	—	5,229

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Executive Summary

Our services are classified into four principal reportable segments: Expedited LTL, Truckload Expedited Services (“TLX”), Intermodal and Pool Distribution.

Through the Expedited LTL segment, we provide time-definite transportation services to the North American deferred air freight market. Our Expedited LTL service operates a comprehensive national network for the time-definite surface transportation of expedited ground freight. The Expedited LTL service offers customers local pick-up and delivery and scheduled surface transportation of cargo as a cost effective, reliable alternative to air transportation. Expedited LTL’s other services include shipment consolidation and deconsolidation, warehousing, customs brokerage, and other handling. The Expedited LTL segment primarily provides its transportation services through a network of terminals located at or near airports in the United States and Canada.

Through our TLX segment we provide expedited truckload brokerage, dedicated fleet services and maximum security and temperature-controlled logistics services. We are able to expedite this service by utilizing a dedicated fleet of team owner operators, some team company drivers as well as third party transportation providers. The TLX segment provides full truckload service in the United States and Canada.

Our Intermodal segment provides container and intermodal drayage services primarily within the Midwest region of the United States. Drayage is essentially the first and last mile of the movement of an intermodal container. We are providing this service both to and from ports and rail heads. Out Intermodal segment also provides dedicated contract and Container Freight Station (“CFS”) warehouse and handling services. Today Intermodal operates primarily in the Midwest but through acquisition as well as green-field start-ups we anticipate moving into other geographies within the United States.

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

Our operations, particularly our network of hubs and terminals, represent substantial fixed costs. Consequently, our ability to increase our earnings depends in significant part on our ability to increase the amount of freight and the revenue per pound for the freight shipped through our networks and to grow other lines of businesses, such as Truckload , Intermodal and Pool Distribution, which will allow us to maintain revenue growth in challenging shipping environments.

Trends and Developments

Acquisition of Towne

On March 9, 2015, we completed the acquisition of CLP Towne Inc. (“Towne”). Towne is a full-service trucking provider offering time-sensitive less-than-truckload shipping, full truckload service, an extensive cartage network, container freight stations and dedicated trucking. For the acquisition of Towne, we paid $61.9 million in net cash and assumed $59.5 million in debt and capital leases. The purchase is subject to an adjustment for working capital. The transaction was funded with proceeds from a $125 million two year term loan. The assets, liabilities, and operating results of Towne have been included in the Expedited LTL and TLX reportable segments.
Acquisition of Ace

As part of the Company's strategy to expand its Intermodal operations, in January 2016, we acquired certain assets of Ace Cargo, LLC, ("Ace") for $1,700. The assets, liabilities, and operating results of Ace have been included in the Company's consolidated financial statements from the date of acquisition and have been assigned to the Intermodal reportable segment.
Change in Reportable Segments
During the first quarter of 2016, we changed our reportable segments to separate our truckload and intermodal businesses from our Expedited LTL service and to aggregate our reporting for truckload services into a single segment. We previously reported three segments: Forward Air, Forward Air Solutions and Total Quality, Inc. Consequently, we now report four segments: Expedited

LTL, Truckload Expedited Services (“TLX”), Intermodal and Pool Distribution. All prior year segment amounts have been restated to reflect this new reporting structure.
Results from Operations
The following table sets forth our consolidated historical financial data for the three months ended March 31, 2016 and 2015 (in millions):

	Three months ended March 31
	2016	2015	Change	Percent Change
Operating revenue:
Expedited LTL	$134.4	$122.3	$12.1	9.9%
Truckload Expedited	38.6	34.5	4.1	11.9
Pool Distribution	33.2	27.2	6.0	22.1
Intermodal	24.6	23.0	1.6	7.0
Eliminations and other operations	(1.3)	(1.1)	(0.2)	18.2
Operating revenue	229.5	205.9	23.6	11.5
Operating expenses:
Purchased transportation	96.5	89.3	7.2	8.1
Salaries, wages, and employee benefits	58.7	53.9	4.8	8.9
Operating leases	13.8	15.7	(1.9)	(12.1)
Depreciation and amortization	9.7	8.7	1.0	11.5
Insurance and claims	5.4	5.2	0.2	3.8
Fuel expense	2.9	4.0	(1.1)	(27.5)
Other operating expenses	21.1	20.8	0.3	1.4
Total operating expenses	208.1	197.6	10.5	5.3
Income from operations:
Expedited LTL	17.1	14.9	2.2	14.8
Truckload Expedited	1.6	3.2	(1.6)	(50.0)
Pool Distribution	0.1	0.2	(0.1)	(50.0)
Intermodal	2.4	2.0	0.4	20.0
Other operations	0.2	(12.0)	12.2	(101.7)
Income from operations	21.4	8.3	13.1	157.8
Other expense:
Interest expense	(0.6)	(0.4)	(0.2)	50.0
Total other expense	(0.6)	(0.4)	(0.2)	50.0
Income before income taxes	20.8	7.9	12.9	163.3
Income taxes	7.7	3.0	4.7	156.7
Net income	$13.1	$4.9	$8.2	167.3%

During the three months ended March 31, 2016, we experienced an 11.5% increase in our consolidated revenues compared to the three months ended March 31, 2015 and operating income increased $13.1 million and over 100%.

Segment Operations

Expedited LTL's revenue increased $12.1 million, or 9.9%, and operating income increased $2.2 million, or 14.8% for the three months ended March 31, 2016, compared to the same period in 2015. The increase of Expedited LTL's revenue was the result of higher airport-to-airport volumes due to a full quarter of volumes from the 2015 Towne acquisition as well as rate and pricing adjustments implemented since the acquisition of Towne. The higher volumes and improved pricing were partially offset by reduced net fuel surcharge revenue as a result of the decline in fuel prices since the first quarter of 2015.

TLX's revenue increased $4.1 million, or 11.9%, but operating income decreased $1.6 million, or 50.0% for the three months ended March 31, 2016, compared to the same period in 2015. The increase of TLX's revenue was the result of increased miles driven due to a full quarter of volumes from the 2015 Towne acquisition and new business wins since the first quarter of 2015. However, the decline in operating income was the result of our inability to reduce our TLX cost per mile in a commiserate manner with the decline in TLX revenue per mile.

Pool Distribution revenue increased $6.0 million, or 22.1%, while operating results decreased $0.1 million for the three months ended March 31, 2016, compared to the same period in 2015.  The decline in Pool Distribution operating income was primarily the result of higher lease costs as Pool Distribution opened new facilities in the second quarter of 2015 and relocated certain facilities in the third quarter of 2015.

Intermodal revenue increased $1.6 million, or 7.0%, and operating income increased $0.4 million, or 20.0%, for the three months ended March 31, 2016, compared to the same period in 2015. The increases in operating revenue and income were primarily attributable to rate increases and other surcharges implemented in the second half of 2015. The acquisition of Ace Cargo, LLC ("Ace") in January 2016 for $1.7 million also contributed to the increase in operating revenue.

Fuel Surcharge

Our net fuel surcharge revenue is the result of our fuel surcharge rates, which are set weekly using the national average for diesel price per gallon, and volume transiting our network.  During the three months ended March 31, 2016, total net fuel surcharge revenue decreased 38.3% as compared to the same period in 2015. The decrease in net fuel surcharge revenue for the three months ended March 31, 2016 compared to the same period in 2015 was mostly due to decreased fuel prices offset by increased Expedited LTL and Intermodal business volumes mostly due to the Towne and Ace acquisitions. Partially offsetting the decline in net fuel surcharge revenue was a 27.5% decline in fuel expense which was also the result of the declining fuel prices.

Other Operations

Other operating activity decreased from a $12.0 million loss during the three months ended March 31, 2015 to approximately $0.2 million in operating income during the three months ended March 31, 2016. The year-over-year improvement in other operations and corporate activities was largely due to $11.8 million of Towne acquisition and integration costs included in results for the three months ended March 31, 2015 and no similar costs being included in the first quarter of 2016. The prior year acquistion and integration costs included $2.1 million of severance obligations and $4.6 million in reserves for remaining net payments, on duplicate facilities vacated during the three months ended March 31, 2015. The expenses associated with the severance obligations and vacated, duplicate facility costs were recognized in the salaries, wages and benefits and operating lease line items, respectively. During the first quarter of 2015, we also incurred expense of $5.1 for various other integration and transaction related costs which are largely included in other operating expenses. The $0.2 million in operating income included in other operations and corporate activities for the three months ended March 31, 2016, was primarily for reductions to loss development factors related to vehicle and workers' compensation claims. These loss development adjustments were kept at the corporate level and not passed through to our segments.

Interest Expense

Interest expense was $0.6 million for the three months ended March 31, 2016 compared to $0.4 million for the same period of 2015. Increase in interest expense was attributable to interest costs related to the financing of the Towne acquisition in March 2015.

Income Taxes

The combined federal and state effective tax rate for the first quarter of 2016 was 37.1% compared to a rate of 38.3% for the same period in 2015. The reduction in the 2016 effective tax rate was attributable to qualified production property deductions taken in the first quarter of 2016.

Net Income

As a result of the foregoing factors, net income increased by $8.2 million and over 100%, to $13.1 million for the first quarter of 2016 compared to $4.9 million for the same period in 2015.

Expedited LTL - Three Months Ended March 31, 2016 compared to Three Months Ended March 31, 2015

The following table sets forth our historical financial data of the Expedited LTL segment for the three months ended March 31, 2016 and 2015 (in millions):

Expedited LTL Segment Information
(In millions)
(Unaudited)

	Three months ended
	March 31,	Percent of	March 31,	Percent of		Percent
	2016	Revenue	2015	Revenue	Change	Change
Operating revenue	$134.4	100.0%	$122.3	100.0%	$12.1	9.9%

Operating expenses:
Purchased transportation	53.4	39.7	52.9	43.3	0.5	0.9
Salaries, wages and employee benefits	34.9	26.0	28.3	23.1	6.6	23.3
Operating leases	7.9	5.9	7.7	6.3	0.2	2.6
Depreciation and amortization	5.6	4.2	4.6	3.8	1.0	21.7
Insurance and claims	2.5	1.8	2.9	2.4	(0.4)	(13.8)
Fuel expense	0.8	0.6	0.9	0.7	(0.1)	(11.1)
Other operating expenses	12.2	9.1	10.1	8.2	2.1	20.8
Total operating expenses	117.3	87.3	107.4	87.8	9.9	9.2
Income from operations	$17.1	12.7%	$14.9	12.2%	$2.2	14.8%

Expedited LTL Operating Statistics

	Three months ended
	March 31,	March 31,	Percent
	2016	2015	Change

Operating ratio	87.3%	87.8%	(0.6)%

Business days	64.0	63.0	1.6
Business weeks	12.8	12.6	1.6

Expedited LTL:
Tonnage
Total pounds ¹	563,727	519,903	8.4
Average weekly pounds ¹	44,041	41,262	6.7

Linehaul shipments
Total linehaul	876,476	797,225	9.9
Average weekly	68,475	63,272	8.2

Forward Air Complete shipments	177,973	169,735	4.9
As a percentage of linehaul shipments	20.3%	21.3%	(4.7)

Average linehaul shipment size	643	652	(1.4)

Revenue per pound [2]
Linehaul yield	$17.86	$17.39	2.2
Fuel surcharge impact	0.80	1.27	(2.2)
Forward Air Complete impact	3.07	3.14	(0.3)
Total Expedited LTL yield	$21.73	$21.80	(0.3)%

¹ - In thousands
[2] - In dollars per hundred pound; percentage change is expressed as a percent of total yield.

Revenues
Expedited LTL (LTL), which is our legacy airport-to-airport service, had operating revenue increase $12.1 million, or 9.9%, to $134.4 million from $122.3 million, accounting for 58.5% of consolidated operating revenue for the three months ended March 31, 2016 compared to 59.4% for the same period in 2015. The increase is mostly the result of a $10.3 million, or 11.4%, increase in linehaul revenue.  The increase in linehaul revenue is attributable to the tonnage and linehaul yield changes noted in the preceding table. The increase in average base revenue per pound was attributable to targeted rate increases implemented in the third and fourth quarters of 2015. Also, approximately 43.8% of the tonnage increase is attributable to a February 2016 change to our dim-factor standard. This change in dim-factor standard allows us to capture more billable tonnage on certain shipments.
The remaining $1.8 million increase in LTL revenue is the result of increased revenue from our Complete pick-up and delivery revenue and other terminal based revenues offset by a decrease in net fuel surcharge revenue.  Complete revenue increased $1.0 million, or 5.7%, during the three months ended March 31, 2016 compared to the same period of 2015.  The increase in Complete revenue was attributable to improved shipping volumes in our LTL network partially offset by a 4.7% decrease in the attachment rate of Complete activity to linehaul shipments. Other terminal based revenues, which includes warehousing services and terminal handling, increased $2.9 million, or 32.7%, to $11.9 million in the first quarter of 2016 from $9.0 million in the same period of 2015. The increase in other terminal revenue was mainly attributable to a full quarter of Towne activity. Compared to the same period in 2015, net fuel surcharge revenue decreased $2.1 million largely due to the decline in fuel prices offset by volume increases discussed previously.
Purchased Transportation
LTL’s purchased transportation increased by $0.5 million, or 0.9%, to $53.4 million for the three months ended March 31, 2016 from $52.9 million for the three months ended March 31, 2015. As a percentage of segment operating revenue, LTL purchased transportation was 39.7% during the three months ended March 31, 2016 compared to 43.3% for the same period in 2015. The decrease in percentage of revenue is due to a 2.1% decrease in LTL cost per mile, improved revenue per mile due to yield and dim-factor changes discussed previously and improved network efficiency. The LTL cost per mile decrease and improvement in network efficiencies were the result of higher utilization of owner operators instead of more costly third party transportation providers.
Salaries, Wages, and Benefits
Salaries, wages and employee benefits of LTL increased by $6.6 million, or 23.3%, to $34.9 million in the first quarter of 2016 from $28.3 million in the same period of 2015.  Salaries, wages and employee benefits were 26.0% of LTL’s operating revenue in the first quarter of 2016 compared to 23.1% for the same period of 2015.  The increase in salaries, wages and employee benefits in total dollars was primarily attributable to a $4.0 million, or 15.8%, increase in direct LTL terminal and management salaries, wages and employee benefits and $2.6 million increase in corporate support and administrative salaries, wages and employee benefits. The increase in direct LTL expense account for approximately 1.0% of the increase as a percentage of revenue, while the corporate support costs drove the remaining 1.9%. Both of these increase are the result of the Town acquisition and the additional headcount required to support higher business levels.
Operating Leases
Operating leases increased $0.2 million, or 2.6%, to $7.9 million for the three months ended March 31, 2016 from $7.7 million for the same period in 2015.  Operating leases were 5.9% of LTL operating revenue for the three months ended March 31, 2016 compared to 6.3% for the same period in 2015. The increase in cost is due to $0.9 million of additional truck, trailer and equipment rentals and leases resulting from a full quarter of Towne activity partially offset by a $0.7 million decrease in facility lease expenses. The decrease in facility lease expenses is due to buyouts and closings of duplicate Towne facilities.
Depreciation and Amortization
Depreciation and amortization increased $1.0 million, or 21.7%, to $5.6 million in the first quarter of 2016 from $4.6 million in the same period of 2015.  Depreciation and amortization expense as a percentage of LTL operating revenue was 4.2% in the first quarter of 2016 compared to 3.8% in the same period of 2015.  Amortization on acquired intangibles from the Towne acquisition accounted for $0.2 million of the increase in depreciation and amortization. The remaining increase was primarily the result of trailers purchased at the end of 2015, added trailers from the Towne acquisition and information technology upgrades.
Insurance and Claims
LTL insurance and claims expense decreased $0.4 million, or 13.8%, to $2.5 million for the three months ended March 31, 2016 from $2.9 million for the three months ended March 31, 2015.  Insurance and claims was 1.8% of operating revenue for the three months ended March 31, 2016 compared to 2.4% for the same period of 2015. The decrease was due to a $0.1 million reduction in reserves for current period vehicle accidents and a $0.3 million improvement in claim related legal and professional fees.
Other Operating Expenses
Other operating expenses increased $2.1 million, or 20.8%, to $12.2 million during the three months ended March 31, 2016 from $10.1 million in the same period of 2015.  Other operating expenses were 9.1% of LTL operating revenue in the first quarter of 2016 compared to 8.2% in the same period of 2015.   The increase in total dollars and as percentage of revenue was the result of $0.9 million increase in fixed costs such as facility related expenses, communications infrastructure and information system support required with the expansion of our terminal network attributable to the acquisition of Towne. Also, during the first quarter of 2016 we incurred $0.2 million in legal and professional fees in a successful effort to defeat a union movement at one of our locations. Finally, we incurred approximately $0.3 million for the rollout of a new logo and brand image during the first quarter of 2016.
Income from Operations
Income from operations increased by $2.2 million, or 14.8%, to $17.1 million for the first quarter of 2016 compared with $14.9 million for the same period in 2015.  Income from operations as a percentage of LTL operating revenue was 12.7% for the three months ended March 31, 2016 compared with 12.2% in the same period of 2015. The improvement in income from operations was due to dim-factor standard changes implemented in February 2016, rate increases initiated during the third and fourth quarters of 2015 and improved efficiency in purchased transportation. These improvements were partially offset by increased fixed costs in salaries, wages and employee benefits and other operating expenses associated with the Towne acquisition.

Truckload Expedited - Three Months Ended March 31, 2016 compared to Three Months Ended March 31, 2015

The following table sets forth our historical financial data of the Truckload Expedited segment for the three months ended March 31, 2016 and 2015 (in millions):

Truckload Expedited Segment Information
(In millions)
(Unaudited)

	Three months ended
	March 31,	Percent of	March 31,	Percent of		Percent
	2016	Revenue	2015	Revenue	Change	Change
Operating revenue	$38.6	100.0%	$34.5	100.0%	$4.1	11.9%

Operating expenses:
Purchased transportation	26.6	68.9	22.6	65.5	4.0	17.7
Salaries, wages and employee benefits	5.2	13.5	4.2	12.2	1.0	23.8
Operating leases	0.1	0.3	0.3	0.9	(0.2)	(66.7)
Depreciation and amortization	1.7	4.4	1.4	4.0	0.3	21.4
Insurance and claims	0.8	2.1	0.6	1.7	0.2	33.3
Fuel expense	0.6	1.6	0.9	2.6	(0.3)	(33.3)
Other operating expenses	2.0	5.1	1.3	3.8	0.7	53.8
Total operating expenses	37.0	95.9	31.3	90.7	5.7	18.2
Income from operations	$1.6	4.1%	$3.2	9.3%	$(1.6)	(50.0)%

Truckload Expedited Operating Statistics

	Three months ended
	March 31,	March 31,	Percent
	2016	2015	Change

Company driver [1]	1,769	1,716	3.1
Owner operator [1]	12,052	6,294	91.5
Third party [1]	7,074	7,514	(5.9)
Total Miles	20,895	15,524	34.6

Revenue per mile	$1.81	$2.09	(13.4)

Cost per mile	$1.38	$1.51	(8.6)%

¹ - In thousands

Revenues

Truckload Expedited (TLX) revenue, which is legacy Forward Air truckload services and our pharmaceutical services, increased $4.1 million, or 11.9%, to $38.6 million in the first quarter of 2016 from $34.5 million in the same period of 2015.  The increase in TLX revenue was attributable to a full quarter of volumes from the 2015 Towne acquisition and new business wins in our legacy truckload services partially offset by a decline in pharmaceutical revenue. TLX had a 13.4% decrease in average revenue per mile and a 34.6% increase in miles driven to support revenue. TLX's revenue per mile decreased on a shift in business mix that moved away from revenue requiring use of more expensive third party transportation providers. Revenue per mile also declined due to the decrease in pharmaceutical revenue which historically has a higher revenue per mile than traditional truckload business.
Purchased Transportation

Purchased transportation costs for our TLX revenue increased $4.0 million, or 17.7%, to $26.6 million for the three months ended March 31, 2016 from $22.6 million for the three months ended March 31, 2015. For the three months ended March 31, 2016, TLX purchased transportation costs represented 68.9% of TLX revenue compared to 65.5% for the same period in 2015.  The increase in TLX purchased transportation was attributable to a 34.6% increase in miles driven during the three months ended March 31, 2016 compared to the same period in 2015. The increase in miles was slightly offset by a 15.2% decrease in cost per mile during the three months ended March 31, 2016 compared to the same period of 2015. The increase in TLX miles driven was attributable to new business wins discussed above. The decrease in cost per mile was due to TLX's ability to utilize owner operators to cover the additional miles instead of more costly third party transportation providers. The increase in TLX purchased transportation as a percentage of revenue was attributable to TLX cost per mile not decreasing in proportion with the decline in TLX revenue per mile.
Salaries, Wages, and Benefits

Salaries, wages and employee benefits of TLX increased by $1.0 million, or 23.8%, to $5.2 million in the first quarter of 2016 from $4.2 million in the same period of 2015.  Salaries, wages and employee benefits were 13.5% of TLX’s operating revenue in the first quarter of 2016 compared to 12.2% for the same period of 2015.  The increase in salaries, wages and employee benefits in total dollars and as a percentage of revenue was mostly attributable to a $0.4 million, 0.6% as a percentage of revenue, increase in Company-driver pay as we continue to build our Company fleet. Higher health insurance costs due to the increased Company drivers and headcount associated with the Towne acquisition drove an additional $0.2 million increase, or 0.4% as a percentage of revenue. The remaining 0.3% increase as a percentage of revenue is attributable to the lower revenue per mile and the resulting impact on fixed salaries and wages.
Depreciation and Amortization

Depreciation and amortization increased $0.3 million, or 21.4%, to $1.7 million in the first quarter of 2016 from $1.4 million in the same period of 2015.  Depreciation and amortization expense as a percentage of TLX operating revenue was 4.4% in the first quarter of 2016 compared to 4.0% in the same period of 2015.  The increase was due to trailers purchased at the end of 2015, added trailers from the Towne acquisition and TQI tractors purchased after the first quarter of 2015.
Insurance and Claims

TLX insurance and claims expense increased $0.2 million, or 33.3%, to $0.8 million for the three months ended March 31, 2016 from $0.6 million for the three months ended March 31, 2015.  Insurance and claims were 2.1% of operating revenue for the three months ended March 31, 2016 compared to 1.7% in the same period of 2015. Approximately $0.2 million of the increase was attributable to higher vehicle insurance premiums and increased vehicle accident damage repairs. The higher insurance premiums were driven by the increase in Company-owned tractors and trailers.
Fuel Expense

TLX fuel expense decreased $0.3 million, or 33.3%, to $0.6 million for the first quarter of 2016 from $0.9 million for the same period of 2015.  Fuel expense as a percentage of TLX operating revenue was 1.6% in the first quarter of 2016 compared to 2.6% in the same period of 2015. The decrease as a percentage of revenue was mostly attributable to a decline in year-over-year fuel prices.
Other Operating Expenses

Other operating expenses increased $0.7 million, or 53.8%, to $2.0 million during the three months ended March 31, 2016 from $1.3 million in the same period of 2015.  Other operating expenses were 5.1% of TLX operating revenue in the first quarter of 2016 compared to 3.8% in the same period of 2015.  Approximately $0.2 million, or 0.5% as a percentage of revenue, of the increase was attributable to 2015 operating expenses including a gain on the sale of equipment that did not occur in 2016. The remaining increase as a percentage of revenue was attributable to a $0.2 million increase in maintenance expenses and $0.1 million increase in recruiting and retention of new drivers. The maintenance increase was mainly attributable to the age and condition of equipment acquired from Towne. Recruiting and retention costs increased on efforts to build our Company and owner-operator fleets.

Income from Operations

Income from operations decreased by $1.6 million, or 50.0%, to $1.6 million for the first quarter of 2016 compared with $3.2 million for the same period in 2015.  Income from operations as a percentage of TLX operating revenue was 4.1% for the three months ended March 31, 2016 compared with 9.3% in the same period of 2015. The deterioration in income from operations was due to the decline in revenue per mile discussed previously compounded by added fixed costs related to the increase in Company drivers and tractors discussed above.

Pool Distribution - Three Months Ended March 31, 2016 compared to Three Months Ended March 31, 2015

The following table sets forth our historical financial data of the Pool Distribution segment for the three months ended March 31, 2016 and 2015 (in millions):

Pool Distribution Segment Information
(In millions)
(Unaudited)

	Three months ended
	March 31,	Percent of	March 31,	Percent of		Percent
	2016	Revenue	2015	Revenue	Change	Change
Operating revenue	$33.2	100.0%	$27.2	100.0%	$6.0	22.1%

Operating expenses:
Purchased transportation	8.9	26.8	7.4	27.2	1.5	20.3
Salaries, wages and employee benefits	12.8	38.6	10.1	37.1	2.7	26.7
Operating leases	2.9	8.7	2.1	7.7	0.8	38.1
Depreciation and amortization	1.5	4.5	1.6	5.9	(0.1)	(6.3)
Insurance and claims	1.1	3.3	0.9	3.3	0.2	22.2
Fuel expense	1.0	3.0	1.3	4.8	(0.3)	(23.1)
Other operating expenses	4.9	14.8	3.6	13.2	1.3	36.1
Total operating expenses	33.1	99.7	27.0	99.3	6.1	22.6
Income from operations	$0.1	0.3%	$0.2	0.7%	$(0.1)	(50.0)%

Revenues

Pool Distribution (Pool) operating revenue increased $6.0 million, or 22.1%, to $33.2 million for the three months ended March 31, 2016 from $27.2 million for the same period in 2015.  The increase was attributable to current year rate increases, increased volume from previously existing customers and new customer business wins.
Purchased Transportation

Pool purchased transportation increased $1.5 million, or 20.3%, to $8.9 million for the three months ended March 31, 2016 compared to $7.4 million for the same period of 2015.  Pool purchased transportation as a percentage of revenue was 26.8% for the three months ended March 31, 2016 compared to 27.2% for the three months ended March 31, 2015.  The improvement in Pool purchased transportation as a percentage of revenue was attributable to rate increases initiated during the first quarter of 2016 which improved our revenue per mile and our purchased transportation as a percentage of revenue. The decrease was also attributable to increased agent station revenue, which has handling costs that would not contribute to purchased transportation.
Salaries, Wages, and Benefits

Pool salaries, wages and employee benefits increased $2.7 million, or 26.7%, to $12.8 million for the three months ended March 31, 2016 compared to $10.1 million for the three months ended March 31, 2015.  As a percentage of Pool operating revenue, salaries, wages and benefits increased to 38.6% for the three months ended March 31, 2016 compared to 37.1% for the same period in

2015.   The deterioration in salaries, wages and benefits as a percentage of revenue was mostly the result of a $0.4 million increase in incentives and a $0.5 million increase in health and worker' compensation insurance costs. These increases accounted for a 1.9% increase in benefits as a percentage of revenue, but were partially offset by improved leverage on fixed salaries, wages and benefits as a result of the revenue increases discussed above.
Operating Leases

Operating leases increased $0.8 million, or 38.1%, to $2.9 million for the three months ended March 31, 2016 from $2.1 million for the same period in 2015.  Operating leases were 8.7% of Pool operating revenue for the three months ended March 31, 2016 compared with 7.7% in the same period of 2015.  Operating leases increased due to $0.2 million of additional truck rentals to provide capacity at a new facility added in the second half of 2015 as well as for additional business wins throughout the network. The remaining $0.5 million increase is attributable to increased rent expense as during the second half of 2015 certain terminals moved to larger facilities to handle additional business wins.
Depreciation and Amortization

Pool depreciation and amortization decreased $0.1 million, or 6.3%, to $1.5 million for the three months ended March 31, 2016 compared to $1.6 million for the same period of 2015. Depreciation and amortization expense as a percentage of Pool operating revenue was 4.5% in the first quarter of 2016 compared to 5.9% in the same period of 2015. Depreciation and amortization decreased as a percentage of revenue as Pool utilized more truck rentals and owner operators instead of Company-owned equipment to fill the capacity from the increase in revenue.
Fuel Expense

Pool fuel expense decreased $0.3 million, or 23.1%, to $1.0 million for the first quarter of 2016 from $1.3 million in the same period of 2015.  Fuel expenses were 3.0 % of Pool operating revenue in the first quarter of 2016 compared to 4.8% in the first quarter of 2015.  Pool fuel expenses decreased due to a decline in year-over-year fuel prices and increased utilization of owner-operators. These decreases were partially offset by the impact of the higher revenue volumes.
Other Operating Expenses

Pool other operating expenses increased $1.3 million, or 36.1%, to $4.9 million for the three months ended March 31, 2016 compared to $3.6 million for the same period of 2015.  Pool other operating expenses for the first quarter of 2016 were 14.8% compared to 13.2% for the same period of 2015.  As a percentage of revenue the increase was attributable to a 0.8% increase in maintenance, recruiting and other dock costs, a 0.5% in agent costs and 0.2% in travel and related expenses. The maintenance increase was mainly attributable to the age and condition of equipment. Recruiting and retention costs increased on efforts to build our Company and owner-operator fleets. Agent costs increased on shift in business mix that increased revenue volumes flowing to our agent stations. Finally, travel and related expenses increased primarily on start up of new business.
Income from Operations

Income from operations decreased by $0.1 million to $0.1 million for the first quarter of 2016 compared with $0.2 million for the same period in 2015.  Income from operations as a percentage of Pool operating revenue was 0.3% for the three months ended March 31, 2016 compared to 0.7% in the same period of 2015.  The decline in Pool operating income was primarily the result of increased costs for maintenance, recruiting and on-boarding of new business. These increases in expenses were mostly offset by the increased revenue which increased on higher volumes and rate increases.

Intermodal - Three Months Ended March 31, 2016 compared to Three Months Ended March 31, 2015

The following table sets forth our historical financial data of the Intermodal segment for the three months ended March 31, 2016 and 2015 (in millions):

Intermodal Segment Information
(In millions)
(Unaudited)

	Three months ended
	March 31,	Percent of	March 31,	Percent of		Percent
	2016	Revenue	2015	Revenue	Change	Change
Operating revenue	$24.6	100.0%	$23.0	100.0%	$1.6	7.0%

Operating expenses:
Purchased transportation	8.4	34.1	7.0	30.4	1.4	20.0
Salaries, wages and employee benefits	6.0	24.4	5.9	25.7	0.1	1.7
Operating leases	3.0	12.2	2.5	10.9	0.5	20.0
Depreciation and amortization	0.9	3.7	1.0	4.3	(0.1)	(10.0)
Insurance and claims	0.8	3.2	0.6	2.6	0.2	33.3
Fuel expense	0.6	2.4	0.9	3.9	(0.3)	(33.3)
Other operating expenses	2.5	10.2	3.1	13.5	(0.6)	(19.4)
Total operating expenses	22.2	90.2	21.0	91.3	1.2	5.7
Income from operations	$2.4	9.8%	$2.0	8.7%	$0.4	20.0%

Revenues

Intermodal operating revenue increased $1.6 million, or 7.0%, to $24.6 million for the three months ended March 31, 2016 from $23.0 for the same period in 2015.  The increase in revenue was attributable to rate increases and surcharges implemented in the second half of 2015, volumes associated with the acquisition of Ace and new business wins since the first quarter of 2015. These increases were partially mitigated by a decline in lower yielding container rental and storage charges.

Purchased Transportation

Intermodal purchased transportation increased $1.4 million, or 20.0%, to $8.4 for the three months ended March 31, 2016 from $7.0 million for the same period in 2015.  Intermodal purchased transportation as a percentage of revenue was 34.1% for the three months ended March 31, 2016 compared to 30.4% for the three months ended March 31, 2015.  The increase in Intermodal purchased transportation as a percentage of revenue was attributable to higher utilization of owner-operators as opposed to Company-employed drivers in select markets.

Salaries, Wages, and Benefits

Intermodal salaries, wages and employee benefits increased $0.1 million, or 1.7%, to $6.0 for the three months ended March 31, 2016 compared to $5.9 for the three months ended March 31, 2015.  As a percentage of Intermodal operating revenue, salaries, wages and benefits decreased to 24.4% for the three months ended March 31, 2016 compared to 25.7% for the same period in 2015.   The improvement in salaries, wages and employee benefits as a percentage of revenue is attributable to less reliance on Company-employed drivers partially offset by increased administrative staffing.

Operating Leases

Operating leases increased $0.5 million, or 20.0%, to $3.0 million for the three months ended March 31, 2016 from $2.5 million for the same period in 2015.  Operating leases were 12.2% of Intermodal operating revenue for the three months ended March 31, 2016 compared with 10.9% in the same period of 2015.  Operating leases increased due to $0.4 million of additional truck and trailers rentals, in lieu of new equipment purchases, to provide capacity for new business wins. The remaining $0.1 million increase is attributable to increased rent expense as certain terminals moved to larger facilities to handle additional business volumes.

Depreciation and Amortization

Depreciation and amortization decreased $0.1 million, or 10.0%, to $0.9 million for the three months ended March 31, 2016 from $1.0 million for the same period in 2015. Depreciation and amortization expense as a percentage of Intermodal operating revenue was 3.7% in the first quarter of 2016 compared to 4.3% in the same period of 2015. Depreciation and amortization decreased as a percentage of revenue as Intermodal utilized more truck rentals instead of purchased equipment to fill the capacity from the increase in revenue.

Insurance and Claims

Intermodal insurance and claims expense increased $0.2 million, or 33.3%, to $0.8 million for the three months ended March 31, 2016 from $0.6 million for the three months ended March 31, 2015.   Intermodal insurance and claims were 3.2% of operating revenue for the three months ended March 31, 2016 compared with 2.6% for the same period in 2015. The increase in Intermodal insurance and claims in total dollars was attributable to a $0.2 million increase in vehicle insurance premiums and accident claims.

Fuel Expense

Intermodal fuel expense decreased $0.3 million, or 33.3%, to $0.6 million for the first quarter of 2016 from $0.9 million in the same period of 2015.  Fuel expenses were 2.4% of Intermodal operating revenue in the first quarter of 2016 compared to 3.9% in the first quarter of 2015.  Intermodal fuel expenses decreased primarily as a result of the year-over-year decline in fuel prices and increased utilization of owner-operators.

Other Operating Expenses

Intermodal other operating expenses decreased $0.6 million, or 19.4%, to $2.5 million for the three months ended March 31, 2016 compared to $3.1 million for the same period of 2015.  Intermodal other operating expenses for the first quarter of 2016 were 10.2% compared to 13.5% for the same period of 2015.  Decrease in Intermodal other operating expenses was due to a $0.6 million decline in container related rental and storage charges.

Income from Operations

Intermodal’s income from operations increased by $0.4 million, or 20.0%, to $2.4 million for the first quarter of 2016 compared with $2.0 million for the same period in 2015.  Income from operations as a percentage of Intermodal operating revenue was 9.8% for the three months ended March 31, 2016 compared to 8.7% in the same period of 2015.  The improvement in Intermodal operating income was due to the increase in revenue, reduced fuel expense and decreased container rental and storage activity.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”).  The preparation of financial statements in accordance with GAAP requires our management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes.  Our estimates and assumptions are based on historical experience and changes in the business environment.  However, actual results may differ from estimates under different conditions, sometimes materially.  Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results and require management’s most subjective judgments.  A summary of significant accounting policies is disclosed in Note 1 to the Consolidated Financial Statements included in our 2015 Annual Report on Form 10-K. Our critical accounting policies are further described under the caption “Discussion of Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2015 Annual Report on Form 10-K.

Valuation of Goodwill

We test our goodwill for impairment annually or more frequently if events or circumstances indicate impairment may exist. Examples of such events or circumstances could include a significant change in business climate or a loss of significant customers. We complete our annual analysis of our reporting units as of the last day of our second quarter, June 30th. We first consider our operating segment and related components in accordance with U.S. GAAP. Goodwill is allocated to reporting units that are expected to benefit from the business combinations generating the goodwill. We have five reporting units - LTL, TLX Forward Air,

Intermodal, Pool Distribution and Total Quality, Inc. ("TQI"). Currently, there is no goodwill assigned to the TLX Forward Air reporting unit. In evaluating reporting units, we first assess qualitative factors to determine whether it is more likely than not that the fair value of any of its reporting units is less than its carrying amount, including goodwill. When performing the qualitative assessment, we consider the impact of factors including, but not limited to, macroeconomic and industry conditions, overall financial performance of each reporting unit, litigation and new legislation. If based on the qualitative assessments, we believe it is more likely than not that the fair value of any reporting unit is less than the reporting unit's carrying amount, or periodically as deemed appropriate by management, we will prepare an estimation of the respective reporting unit's fair value utilizing a quantitative approach. If this estimation of fair value indicates that impairment potentially exists, we will then measure the amount of the impairment, if any. Goodwill impairment exists when the calculated implied fair value of goodwill is less than its carrying value.
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
In 2015, we performed a fair value estimation for each operating segment. Our 2015 calculations for LTL, Intermodal, Pool Distribution and TQI indicated that, as of June 30, 2015, the fair value of each reporting unit exceeded their carrying value by approximately 217.0%, 20.0%, 93.0% and 16.0%, respectively. Further, due to TQI performance falling notably short of our June 2015 projections, we believed there were indicators of impairment as of December 31, 2015. Therefore, we performed additional fair value estimates, but determined TQI's goodwill was not impaired as of December 31, 2015. Our December 2015 calculations for TQI indicated that the fair value exceeded the TQI carry value by approximately 12.0%. For our 2015 analysis, the significant assumptions used for the income approach were 10 years of projected net cash flows and the following discount and long-term growth rates:

	LTL	Intermodal	Pool Distribution	TQI
Discount rate	13.0%	13.5%	16.0%	16.0%
Long-term growth rate	5.0%	4.0%	5.0%	4.0%
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

Impact of Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued guidance that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance is effective in 2017 with early adoption permitted. We are currently evaluating the impact of this guidance on our financial statements and the timing of adoption.

In February 2016, the FASB, issued ASU 2016-02, Leases, which introduces the recognition of lease assets and lease liabilities by lessees for those leases classified as operating leases under previous guidance. The guidance will be effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. We are evaluating the impact of the future adoption of this standard on our consolidated financial statements.

In November 2015, the FASB issued Accounting Standard Update No. 2015-17, "Balance Sheet Classification of Deferred Taxes", an update to ASC 740, Income Taxes (“Update”). Current GAAP requires an entity to separate deferred income tax liabilities and assets into current and noncurrent amounts in a classified statement of financial position. To simplify the presentation of deferred income taxes, the amendments in this Update require that deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this Update. For public business entities, the amendments in this Update are effective for financial statements issued for annual periods beginning after December 15, 2017, and interim periods within those annual periods. The FASB also decided to permit earlier application by all entities as of the beginning of any interim or annual reporting period. The FASB further provides that this Update may be applied to all deferred tax liabilities and assets retrospectively to all periods presented. We chose to adopt the Update retrospectively for the year ended December 31, 2015.

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

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital expenditures, with cash flows from operations and borrowings under our bank lines of credit. Net cash provided by operating activities totaled approximately $37.4 million for the three months ended March 31, 2016 compared to approximately $7.5 million for the three months ended March 31, 2015. The $29.9 million increase in cash provided by operating activities is mainly attributable to an $13.6 million increase in net earnings after consideration of non-cash items and a $9.7 million decrease in cash used to fund accounts payable and prepaid assets and $6.6 million increase in cash collected from accounts receivable. The increase in net earnings after consideration of non-cash items is primarily attributable to the increase in net income as the prior year net income, was reduced by Towne transaction and integration costs previously discussed.The decreases in cash used for accounts payable and prepaid assets is mainly attributable to the prior year having cash paid to settle trade payables assumed with the Towne acquisition. The increase in cash received from accounts receivables is attributable to improved collections on accounts receivable subsequent to the Towne acquisition.

Net cash used in investing activities was approximately $4.2 million for the three months ended March 31, 2016 compared with approximately $67.1 million used in investing activities during the three months ended March 31, 2015. Investing activities during the three months ended March 31, 2016 consisted primarily of $1.7 million used to acquire Ace, which rolled into the Intermodal segment, and net capital expenditures of $2.5 million primarily for new computer hardware and internally developed software.  Investing activities during the three months ended March 31, 2015 consisted primarily of $62.3 million used to acquire Towne and net capital expenditures of $4.6 million primarily for new tractors to replace aging units. The proceeds from disposal of property and equipment during the three months ended March 31, 2016 and 2015 were primarily from sales of older trailers and vehicles.

Net cash used in financing activities totaled approximately $28.5 million for the three months ended March 31, 2016 compared with net cash provided by financing activities of $72.7 million for the three months ended March 31, 2015.  The $101.2 million change in cash from financing activities was attributable to the prior year including $125.0 million of proceeds from executing a two year term loan in conjunction with the Towne acquisition. This was partly offset by a $45.1 million decrease in payments on debt and capital leases. Additionally, there was an $11.4 million decrease in cash from employee stock transactions and related tax benefits. Payments on debt and capital leases decreased as the result of 2015 included the settlement of debt assumed with the acquisition of Towne. The three months ended March 31, 2016 also included $10.0 million used to repurchase shares of our common stock, while no stock was repurchased during the three months ended March 31, 2015.

On February 4, 2015, we entered into a five-year senior, unsecured credit facility (the “Facility”) with a maximum aggregate principal amount of $275.0 million, including a revolving credit facility of $150.0 million and a term loan facility of $125.0 million. The revolving credit facility has a sublimit of $25.0 million for letters of credit and a sublimit of $15.0 million for swing line loans. The revolving credit facility is scheduled to expire in February 2020 and may be used to refinance our existing indebtedness and for working capital, capital expenditures and other general corporate purposes. Unless we elect otherwise under the credit agreement, interest on borrowings under the Facility are based on the highest of (a) the federal funds rate plus 0.5%, (b) the administrative agent's prime rate and (c) the LIBOR Rate plus 1.0%, in each case plus a margin that can range from 0.1% to 0.6% with respect to the term loan facility and from 0.3% to 0.8% with respect to the revolving credit facility depending on our ratio of consolidated funded indebtedness to earnings as set forth in the credit agreement. The Facility contains financial covenants and other covenants that, among other things, restrict our ability, without the approval of the lenders, to engage in certain mergers, consolidations, asset sales, investments, transactions or to incur liens or indebtedness, as set forth in the credit agreement. As of March 31, 2016, we had no borrowings outstanding under the revolving credit facility. At March 31, 2016, we had utilized $11.0 of availability for outstanding letters of credit and had $139.0 of available borrowing capacity outstanding under the revolving credit facility.

In conjunction with the acquisition of Towne, we borrowed $125.0 million on the available term loan. The term loan is payable in quarterly installments of 11.1% of the original principal amount of the term loan plus accrued and unpaid interest, and matures in March 2017. The interest rate on the term loan was 1.8% at March 31, 2016. The remaining balance on the term loan was $69.5 million as of March 31, 2016 and is a current liability.

On February 7, 2014, our Board of Directors approved a new stock repurchase authorization for up to two million shares of our common stock. During the three months ended March 31, 2016, we repurchased 232,944 for $9,995, or $42.91 per share. There were no shares repurchased by the Company for the three months ended March 31, 2015. As of March 31, 2016, 462,673 shares remain that may be repurchased.

During each quarter of 2015 and first quarter of 2016, our Board of Directors declared a cash dividend of $0.12 per share of common stock. We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

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

Our exposure to market risk related to our outstanding debt is not significant and has not changed materially since December 31, 2015.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A summary of factors which could affect results and cause results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf, are further described under the caption “Risk Factors” in the Business portion of our 2015 Annual Report on Form 10-K. There have been no changes in the nature of these factors since December 31, 2015.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
January 1-31, 2016	232,944	$43	232,944	462,673
February 1-29, 2016	—	—	—	—
March 1-31, 2016	—	—	—	—
Total	232,944	$43	232,944	462,673

(1) On February 7, 2014, the Board of Directors approved a stock repurchase program for up to 2.0 million shares of the
Company's common stock.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

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

10.1	First Amendment to the Forward Air Corporation Amended and Restated Stock Option and Incentive Plan
10.2
Form of Nonqualified Stock Option Agreement under the registrant’s Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2016 (File No. 0-22490))

10.3
Form of CEO Nonqualified Stock Option Agreement under the registrant’s Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2016 (File No. 0-22490))

10.4
Form of Restricted Stock Agreement under the registrant’s Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2016 (File No. 0-22490))

10.5
Form of CEO Restricted Stock Agreement under the registrant’s Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2016 (File No. 0-22490))

10.6
Form of Performance Share Agreement under the registrant’s Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2016 (File No. 0-22490))

10.7
Form of CEO Performance Share Agreement under the registrant’s Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2016 (File No. 0-22490))

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

Forward Air Corporation
Date: April 27, 2016	By:	/s/ Rodney L. Bell
Rodney L. Bell Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer)

By:	/s/ Michael P. McLean
Michael P. McLean Chief Accounting Officer, Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

No.	Exhibit
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

10.1	First Amendment to the Forward Air Corporation Amended and Restated Stock Option and Incentive Plan
10.2
Form of Nonqualified Stock Option Agreement under the registrant’s Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2016 (File No. 0-22490))

10.3
Form of CEO Nonqualified Stock Option Agreement under the registrant’s Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2016 (File No. 0-22490))

10.4
Form of Restricted Stock Agreement under the registrant’s Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2016 (File No. 0-22490))

10.5
Form of CEO Restricted Stock Agreement under the registrant’s Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2016 (File No. 0-22490))

10.6
Form of Performance Share Agreement under the registrant’s Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2016 (File No. 0-22490))

10.7
Form of CEO Performance Share Agreement under the registrant’s Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2016 (File No. 0-22490))

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