Form 10-Q
period 2016-06-30
FORWARD AIR CORP
filed 2016-07-27
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2016
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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of July 22, 2016 was 30,256,418.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited).

Forward Air Corporation
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)
(Unaudited)
	June 30, 2016	December 31, 2015
Assets
Current assets:
Cash	$21,679	$33,312
Accounts receivable, less allowance of $1,749 in 2016 and $2,405 in 2015	109,256	109,165
Other current assets	32,696	30,980
Total current assets	163,631	173,457

Property and equipment	355,124	343,147
Less accumulated depreciation and amortization	166,868	155,859
Total property and equipment, net	188,256	187,288
Goodwill and other acquired intangibles:
Goodwill	179,301	205,609
Other acquired intangibles, net of accumulated amortization of $56,593 in 2016 and $51,212 in 2015	106,709	127,800
Total net goodwill and other acquired intangibles	286,010	333,409
Other assets	6,530	5,778
Total assets	$644,427	$699,932

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$13,815	$23,334
Accrued expenses	31,210	29,823
Current portion of debt and capital lease obligations	55,713	55,887
Total current liabilities	100,738	109,044

Long-term debt and capital lease obligations, less current portion	909	28,617
Other long-term liabilities	14,071	12,340
Deferred income taxes	39,227	39,876

Shareholders’ equity:
Preferred stock	—	—
Common stock, $0.01 par value: Authorized shares - 50,000,000, Issued and outstanding shares - 30,242,575 in 2016 and 30,543,864 in 2015	302	305
Additional paid-in capital	166,363	160,855
Retained earnings	322,817	348,895
Total shareholders’ equity	489,482	510,055
Total liabilities and shareholders’ equity	$644,427	$699,932

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Operating revenue	$238,637	$249,694	$468,185	$455,612

Operating expenses:
Purchased transportation	99,267	107,482	195,743	196,819
Salaries, wages and employee benefits	57,018	61,886	115,695	115,789
Operating leases	14,601	18,277	28,469	34,033
Depreciation and amortization	9,341	9,519	19,009	18,202
Insurance and claims	6,648	6,240	12,044	11,371
Fuel expense	2,999	4,188	5,960	8,208
Other operating expenses	20,669	22,194	41,766	43,033
Impairment of goodwill, intangibles and other assets	42,442	—	42,442	—
Total operating expenses	252,985	229,786	461,128	427,455
(Loss) income from operations	(14,348)	19,908	7,057	28,157

Other income (expense):
Interest expense	(461)	(570)	(1,015)	(934)
Other, net	(117)	(89)	(145)	(138)
Total other income (expense)	(578)	(659)	(1,160)	(1,072)
(Loss) income before income taxes	(14,926)	19,249	5,897	27,085
Income tax (benefit) expense	(4,860)	7,425	2,864	10,425
Net (loss) income and comprehensive (loss) income	$(10,066)	$11,824	$3,033	$16,660

Net (loss) income per share:
Basic	$(0.33)	$0.38	$0.10	$0.54
Diluted	$(0.33)	$0.38	$0.10	$0.53

Dividends per share:	$0.12	$0.12	$0.24	$0.24

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended
	June 30, 2016	June 30, 2015

Operating activities:
Net income	$3,033	$16,660
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	19,009	18,202
Impairment of goodwill, intangible and other assets	42,442	—
Share-based compensation	4,111	3,676
Loss (gain) on disposal of property and equipment	90	(33)
Provision for (recovery) loss on receivables	(12)	83
Provision for revenue adjustments	1,205	1,842
Deferred income tax (benefit)	881	(498)
Excess tax benefit for stock options exercised	(87)	(2,365)
Changes in operating assets and liabilities
Accounts receivable	(1,284)	(4,887)
Other current assets	(1,796)	(3,210)
Accounts payable and accrued expenses	(6,386)	(10,908)
Net cash provided by operating activities	61,206	18,562

Investing activities:
Proceeds from disposal of property and equipment	1,100	623
Purchases of property and equipment	(16,040)	(11,962)
Acquisition of business, net of cash acquired	(1,700)	(61,878)
Other	(601)	(565)
Net cash used in investing activities	(17,241)	(73,782)

Financing activities:
Proceeds from term loan	—	125,000
Payments of debt and capital lease obligations	(27,883)	(73,263)
Proceeds from exercise of stock options	1,094	11,351
Payments of cash dividends	(7,334)	(7,433)
Repurchase of common stock (repurchase program)	(19,991)	—
Common stock issued under employee stock purchase plan	215	228
Excess tax benefit for stock options exercised	87	2,365
Cash settlement of share-based awards for minimum tax withholdings	(1,786)	(1,926)
Net cash (used in) provided by financing activities	(55,598)	56,322
Net (decrease) increase in cash	(11,633)	1,102
Cash at beginning of period	33,312	41,429
Cash at end of period	$21,679	$42,531

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2016

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

In our Intermodal segment, we provide container and intermodal drayage services primarily within the Midwest region of the United States. Drayage is essentially the first and last mile of the movement of an intermodal container. We are providing this service both to and from ports and rail heads. Our Intermodal segment also provides dedicated contract and Container Freight Station (“CFS”) warehouse and handling services. Today Intermodal operates primarily in the Midwest but through acquisition as well as green-field start-ups we anticipate moving into other geographies within the United States.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company’s operating results are subject to seasonal trends when measured on a quarterly basis; therefore operating results for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and notes thereto included in the Forward Air Corporation Annual Report on Form 10-K for the year ended December 31, 2015.

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
June 30, 2016

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

Towne is a full-service trucking provider offering time-sensitive less-than-truckload shipping, full truckload service, an extensive cartage network, container freight stations and dedicated trucking. Towne’s airport-to-airport network provides scheduled deliveries to 61 service points. A fleet of approximately 525 independent contractor tractors provides the line-haul between those service points. The acquisition of Towne provides the Expedited LTL and TLX segments with opportunities to expand their service points and service offerings, such as pick up and delivery services. Additional benefits of the acquisition include increased linehaul network shipping density and a significant increase to our owner operator fleet, both of which are key to the profitability of the Company.

The assets, liabilities, and operating results of Towne have been included in the Company's consolidated financial statements from the date of acquisition and have been assigned to the Expedited LTL and TLX reportable segments. As the operations of Towne

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2016

were fully integrated into the Company's existing networks and operations, the Company is not able to provide the revenue and operating results from Towne included in our consolidated revenue and results since the date of acquisition.
Effective with the acquisition of Towne, the Company immediately entered into a restructuring plan to remove duplicate costs, primarily in the form of, but not limited to salaries, wages and benefits and facility leases. As a result of these plans, during the six months ended June 30, 2015 the Company recognized expense and recorded liabilities of $2,456 and $8,717 for severance obligations and remaining net payments on vacated, duplicate facilities, respectively. The expenses associated with the severance obligations and vacated, duplicate facilities were recognized in the salaries, wages and benefits and operating lease line items, respectively. During the six months ended June 30, 2015, the Company also incurred expense of $7,504 for various other integration and transaction related costs which are largely included in other operating expenses.
In conjunction with the Towne acquisition, the Company vacated certain duplicate facilities under long-term non-cancelable leases and recorded contract termination costs. As of June 30, 2016, the Company's reserve for remaining payments on vacated facilities was $3,965. During the three and six months ended June 30, 2016, we paid $1,742 and $3,162 respectively in recurring payments on these non-cancelable leases.
Acquisition of Ace

As part of the Company's strategy to expand its Intermodal operations, in January 2016, the Company acquired certain assets of Ace Cargo, LLC ("Ace") for $1,700. The assets, liabilities, and operating results of Ace have been included in the Company's consolidated financial statements from the date of acquisition and have been assigned to the Intermodal reportable segment.
Allocations of Purchase Prices
The following table presents the allocations of the Towne and Ace purchase prices to the assets acquired and liabilities assumed based on their estimated fair values and resulting residual goodwill (in thousands):

	Ace	Towne
	January 25, 2016	March 9, 2015
Tangible assets:
Accounts receivable	$—	$24,068
Prepaid expenses and other current assets	—	2,916
Property and equipment	—	2,095
Other assets	—	614
Total tangible assets	—	29,693
Intangible assets:
Non-compete agreements	20	—
Customer relationships	772	66,000
Goodwill	908	59,666
Total intangible assets	1,700	125,666
Total assets acquired	1,700	155,359

Liabilities assumed:
Current liabilities	—	28,920
Other liabilities	—	3,886
Debt and capital lease obligations	—	59,544
Deferred income taxes	—	1,131
Total liabilities assumed	—	93,481
Net assets acquired	$1,700	$61,878

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2016

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

	Six months ended
	June 30, 2016	June 30, 2015
Operating revenue	$468,185	$489,839
Income from operations	7,057	25,850
Net income	3,033	14,181
Net income per share
Basic	$0.10	$0.46
Diluted	$0.10	$0.46
The unaudited pro forma consolidated results for the six month periods are based on the historical financial information of Towne. The unaudited pro forma consolidated results incorporate historical financial information since January 1, 2015. The historical financial information has been adjusted to give effect to pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed these acquisitions on January 1, 2015.
Goodwill
The Company conducted its annual impairment assessments and tests of goodwill for each reporting unit as of June 30, 2016.  The first step of the goodwill impairment test is the Company's assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the reporting unit's carrying amount, including goodwill. When performing the qualitative assessment, the Company considers the impact of factors including, but not limited to, macroeconomic and industry conditions, overall financial performance of each reporting unit, litigation and new legislation. If based on the qualitative assessments, the Company believes it more likely than not that the fair value of a reporting unit is less than the reporting unit's carrying amount, or periodically as deemed appropriate by management, the Company will prepare an estimation of the respective reporting unit's fair value utilizing a quantitative approach.  If a quantitative fair value estimation is required, the Company estimates the fair value of the applicable reportable units, using a combination of discounted projected cash flows and market valuations for comparable companies as of the valuation date.  The Company's inputs into the fair value estimates for goodwill are classified within level 3 of the fair value hierarchy as defined in the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“the FASB Codification”). If this estimation of fair value indicates that impairment potentially exists, the Company will then measure the amount of the impairment, if any.  Goodwill impairment exists when the calculated

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2016

implied fair value of goodwill is less than its carrying value.  Changes in strategy or market conditions could significantly impact these fair value estimates and require adjustments to recorded asset balances.

Our 2016 assessments and calculations for LTL, Intermodal and Pool Distribution indicated that, as of June 30, 2016, the fair value of each reporting unit exceeded their carrying value. However, due to the financial performance of the Total Quality, Inc. ("TQI") reporting unit falling notably short of previous projections, declining revenue from significant customers and strategic initiatives not having the required impact on financial results, the Company reduced TQI's projected cash flows and as a result the estimate of TQI's fair value no longer exceeded the respective carrying value. As a result of these assessments, the Company concluded that an impairment loss was probable and could be reasonably estimated for the TQI reporting unit, which is included in the TLX reporting segment. Consequently, the Company recorded a goodwill impairment charge of $25,686 for the TQI reporting unit during the three months ended June 30, 2016.

The following is a summary of the changes in goodwill for the six months ended June 30, 2016. Approximately $100,156 of goodwill, not including the goodwill acquired with the Towne acquisition, is deductible for tax purposes.

	Expedited LTL		Truckload Expedited		Pool Distribution		Intermodal		Total
		Accumulated		Accumulated		Accumulated		Accumulated
	Goodwill	Impairment	Goodwill	Impairment	Goodwill	Impairment	Goodwill	Impairment	Net
Beginning balance, December 31, 2015	$99,123	$—	$45,164	$—	$12,359	$(6,953)	$55,916	$—	$205,609
Ace Acquisition	—	—	—	—	—	—	908	—	908
TQI impairment	—	—	—	(25,686)	—	—	—	—	(25,686)
Adjustment to Towne acquisition	(1,530)	—	—	—	—	—	—	—	(1,530)
Ending balance, June 30, 2016	$97,593	$—	$45,164	$(25,686)	$12,359	$(6,953)	$56,824	$—	$179,301
Additionally, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is recognized on assets classified as held and used when the sum of undiscounted estimated cash flows expected to result from the use of the asset is less than the carrying value. If such measurement indicates a possible impairment, the estimated fair value of the asset is compared to its net book value to measure the impairment charge, if any. In conjunction with the TQI goodwill impairment calculations the Company determined there were indicators that TQI's customer relationship and non-compete intangible assets were impaired as the undiscounted cash flows associated with the applicable assets exceeded the related assets' net book values. The Company then estimated the current market values of the customer relationship and non-compete assets using an income approach (level 3). Under this method, an intangible asset's fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To estimate fair value, the Company used cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset. The Company believes that the level and timing of cash flows appropriately reflect market participant assumptions. As a result of these calculations the Company recorded an impairment charge of $16,501 related to TQI customer relationships.

The Company is still in the process of finalizing certain valuations related to the goodwill and customer relationship impairment analyses. Adjustments, if any, to its estimates as a result of completing its valuation analysis will be recorded during the three months ended September 30, 2016.

In addition, during the three months ended June 30, 2016, the Company also discontinued use of an owned maintenance facility and began efforts to sell the property. In conjunction with these actions, the Company incurred a $255 impairment charge that was estimated using current offers received to sell the property.

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
June 30, 2016

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

Employee Activity - Stock Options

Stock option grants to employees generally expire seven years from the grant date and typically vest ratably over a three-year period.  The Company used the Black-Scholes option-pricing model to estimate the grant-date fair value of options granted.  The weighted-average fair value of options granted and assumptions used to estimate their fair value during the six months ended June 30, 2016 and 2015 were as follows:

	Six months ended
	June 30, 2016	June 30, 2015
Expected dividend yield	1.0%	1.0%
Expected stock price volatility	29.0%	33.9%
Weighted average risk-free interest rate	1.3%	1.6%
Expected life of options (years)	6.0	6.1
Weighted average grant date fair value	$12	$16

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2016

The following tables summarize the Company’s employee stock option activity and related information:

	Three months ended June 30, 2016
				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Options	Exercise	Value	Contractual
	(000)	Price	(000)	Term
Outstanding at March 31, 2016	868	$34
Granted	—	—
Exercised	(10)	22
Forfeited	(3)	38
Outstanding at June 30, 2016	855	$34	$9,014	3.1
Exercisable at June 30, 2016	623	$30	$9,097	2.0

	Three months ended
	June 30, 2016	June 30, 2015
Share-based compensation for options	$375	$342
Tax benefit for option compensation	$140	$132
Unrecognized compensation cost for options, net of estimated forfeitures	$2,414	$2,266
Weighted average period over which unrecognized compensation will be recognized (years)	2.0

	Six months ended June 30, 2016
				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Options	Exercise	Value	Contractual
	(000)	Price	(000)	Term
Outstanding at December 31, 2015	786	$32
Granted	122	44
Exercised	(48)	23
Forfeited	(5)	38
Outstanding at June 30, 2016	855	$34	$9,014	3.1
Exercisable at June 30, 2016	623	$30	$9,097	2.0

	Six months ended
	June 30, 2016	June 30, 2015
Share-based compensation for options	$723	$678
Tax benefit for option compensation	$269	$261
Unrecognized compensation cost for options, net of estimated forfeitures	$2,414	$2,266
Weighted average period over which unrecognized compensation will be recognized (years)	2.0

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2016

Employee Activity - Non-vested Shares

Non-vested share grants to employees vest ratably over a three-year period.  The non-vested shares’ fair values were estimated using closing market prices on the day of grant. The following tables summarize the Company’s employee non-vested share activity and related information:

	Three months ended June 30, 2016
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at March 31, 2016	222	$46
Granted	9	43
Vested	(1)	37
Forfeited	(2)	45
Outstanding and non-vested at June 30, 2016	228	$45	$10,363

	Three months ended
	June 30, 2016	June 30, 2015
Share-based compensation for non-vested shares	$1,176	$1,022
Tax benefit for non-vested share compensation	$437	$393
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$8,470	$7,231
Weighted average period over which unrecognized compensation will be recognized (years)	2.1

	Six months ended June 30, 2016
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2015	191	$46
Granted	134	44
Vested	(93)	44
Forfeited	(4)	46
Outstanding and non-vested at June 30, 2016	228	$45	$10,363

	Six months ended
	June 30, 2016	June 30, 2015
Share-based compensation for non-vested shares	$2,258	$2,010
Tax benefit for non-vested share compensation	$840	$772
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$8,470	$7,231
Weighted average period over which unrecognized compensation will be recognized (years)	2.1

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2016

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

	Six months ended
	June 30, 2016	June 30, 2015
Expected stock price volatility	22.3%	23.5%
Weighted average risk-free interest rate	0.8%	1.0%

The following tables summarize the Company’s employee performance share activity, assuming median share awards, and related information:

	Three months ended June 30, 2016
		Weighted-	Aggregate
	Performance	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at March 31, 2016	80	$55
Granted	—	—
Additional shares awarded based on performance	—	—
Vested	—	—
Outstanding and non-vested at June 30, 2016	80	$55	$4,373

	Three months ended
	June 30, 2016	June 30, 2015
Share-based compensation for performance shares	$363	$333
Tax benefit for performance share compensation	$135	$128
Unrecognized compensation cost for performance shares, net of estimated forfeitures	$2,442	$2,399
Weighted average period over which unrecognized compensation will be recognized (years)	2.0

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2016

	Six months ended June 30, 2016
		Weighted-	Aggregate
	Performance	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2015	77	$52
Granted	29	49
Additional shares awarded based on performance	7	40
Vested	(33)	40
Outstanding and non-vested at June 30, 2016	80	$55	$4,373

	Six months ended
	June 30, 2016	June 30, 2015
Share-based compensation for performance shares	$714	$635
Tax benefit for performance share compensation	$266	$244
Unrecognized compensation cost for performance shares, net of estimated forfeitures	$2,442	$2,399
Weighted average period over which unrecognized compensation will be recognized (years)	2.0

Employee Activity - Employee Stock Purchase Plan
Under the 2005 Employee Stock Purchase Plan (the “ESPP”), which has been approved by shareholders, the Company is authorized to issue up to a remaining 387,395 shares of common stock to employees of the Company. These shares may be issued at a price equal to 90% of the lesser of the market value on the first day or the last day of each six-month purchase period. Common stock purchases are paid for through periodic payroll deductions and/or up to two large lump sum contributions. For the six months ended June 30, 2016, participants under the plan purchased 5,592 shares at an average price of $38.50 per share. For the six months ended June 30, 2015, participants under the plan purchased 5,087 shares at an average price of $44.74 per share. The weighted-average fair value of each purchase right under the ESPP granted for the six months ended June 30, 2016, which is equal to the discount from the market value of the common stock at the end of each six month purchase period, was $6.03 per share. The weighted-average fair value of each purchase right under the ESPP granted for the six months ended June 30, 2015, which is equal to the discount from the market value of the common stock at the end of each six month purchase period, was $7.52 per share. Share-based compensation expense of $34 and $37 was recognized during the three and six months ended June 30, 2016 and 2015, respectively.

Non-employee Director Activity - Non-vested Shares

Grants of non-vested shares to non-employee directors vest ratably over the elected term to the Board of Directors, or approximately one year.  The following tables summarize the Company’s non-employee non-vested share activity and related information:

	Three months ended June 30, 2016
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at March 31, 2016	15	$51
Granted	16	44
Vested	(15)	51
Outstanding and non-vested at June 30, 2016	16	$44	$688

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2016

	Three months ended
	June 30, 2016	June 30, 2015
Share-based compensation for non-vested shares	$211	$156
Tax benefit for non-vested share compensation	$65	$60
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$592	$541
Weighted average period over which unrecognized compensation will be recognized (years)	0.9

	Six months ended June 30, 2016
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2015	15	$51
Granted	16	44
Vested	(15)	51
Outstanding and non-vested at June 30, 2016	16	$44	$688

	Six months ended
	June 30, 2016	June 30, 2015
Share-based compensation for non-vested shares	$382	$316
Tax benefit for non-vested share compensation	$135	$122
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$592	$541
Weighted average period over which unrecognized compensation will be recognized (years)	0.9

5.    Senior Credit Facility

On February 4, 2015, the Company entered into a five-year senior, unsecured credit facility (the “Facility”) with a maximum aggregate principal amount of $275,000, including a revolving credit facility of $150,000 and a term loan facility of $125,000. The revolving credit facility has a sublimit of $25,000 for letters of credit and a sublimit of $15,000 for swing line loans. The revolving credit facility is scheduled to expire in February 2020 and may be used to refinance existing indebtedness of the Company and for working capital, capital expenditures and other general corporate purposes. Unless the Company elects otherwise under the credit agreement, interest on borrowings under the Facility are based on the highest of (a) the federal funds rate plus 0.5%, (b) the administrative agent's prime rate and (c) the LIBOR Rate plus 1.0%, in each case plus a margin that can range from 0.1% to 0.6% with respect to the term loan facility and from 0.3% to 0.8% with respect to the revolving credit facility depending on the Company’s ratio of consolidated funded indebtedness to earnings as set forth in the credit agreement. The Facility contains financial covenants and other covenants that, among other things, restrict the ability of the Company, without the approval of the lenders, to engage in certain mergers, consolidations, asset sales, investments, transactions or to incur liens or indebtedness, as set forth in the credit agreement. As of June 30, 2016, the Company had no borrowings outstanding under the revolving credit facility. At June 30, 2016, the Company had utilized $10,124 of availability for outstanding letters of credit and had $139,876 of available borrowing capacity outstanding under the revolving credit facility.

In conjunction with the acquisition of Towne (see note 3), the Company borrowed $125,000 on the available term loan. The term loan is payable in quarterly installments of 11.1% of the original principal amount of the term loan plus accrued and unpaid interest, and matures in March 2017. The interest rate on the term loan was 1.8% at June 30, 2016. The remaining balance on the term loan was $55,563 as of June 30, 2016 and is a current liability.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2016

6.    Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three months ended		Six months ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Numerator:
Net income and comprehensive income	$(10,066)	$11,824	$3,033	$16,660
Income allocated to participating securities	(28)	(79)	(55)	(111)
Numerator for basic and diluted income per share - net income	$(10,094)	$11,745	$2,978	$16,549
Denominator (in thousands):
Denominator for basic income per share - weighted-average shares	30,252	30,783	30,356	30,726
Effect of dilutive stock options (in thousands)	—	291	169	327
Effect of dilutive performance shares (in thousands)	—	30	32	35
Denominator for diluted income per share - adjusted weighted-average shares	30,252	31,104	30,557	31,088
Basic net income per share	$(0.33)	$0.38	$0.10	$0.54
Diluted net income per share	$(0.33)	$0.38	$0.10	$0.53

The number of instruments that could potentially dilute net income per basic share in the future, but that were not included in the computation of net income per diluted share because to do so would have been anti-dilutive for the periods presented, are as follows:

	June 30, 2016	June 30, 2015
Anti-dilutive stock options (in thousands)	301	97
Anti-dilutive performance shares (in thousands)	23	21
Anti-dilutive non-vested shares and deferred stock units (in thousands)	—	—
Total anti-dilutive shares (in thousands)	324	118

7.    Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states and Canada. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2010.

For the three and six months ended June 30, 2016 and 2015, the effective income tax rates varied from the statutory federal income tax rate of 35.0%, primarily as a result of the effect of state income taxes, net of the federal benefit, and permanent differences between book and tax net income. The combined federal and state effective tax rate for the six months ended June 30, 2016 was 48.6% compared to a rate of 38.5% for the same period in 2015.  The increase in the 2016 effective tax rate was attributable to the TQI goodwill write off (Note 3) that is not deductible for tax purposes.

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
June 30, 2016

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

	June 30, 2016
	Carrying Value	Fair Value
Capital leases	$1,240	$1,307

The Company's fair value estimates for the above financial instruments are classified within level 3 of the fair value hierarchy.

9.    Shareholders' Equity

During each quarter of 2015 and the first and second quarter of 2016, the Company's Board of Directors declared a cash dividend of $0.12 per share of common stock. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

On February 7, 2014, our Board of Directors approved a stock repurchase authorization for up to two million shares of our common stock. During the three months ended June 30, 2016, we repurchased 221,441 shares for $9,996, or an average of $45.14 per share. During the six months ended June 30, 2016, we repurchased 454,385 shares for $19,991, or an average of $44.00 per share. There were no shares repurchased by the Company for the three and six months ended June 30, 2015. As of June 30, 2016, 241,232 shares remain that may be repurchased.

On July 21, 2016, our Board of Directors canceled the Company’s remaining 2014 share repurchase authorization and approved a stock repurchase authorization for up to three million shares of the Company’s common stock.

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

11.    Segment Reporting

The Company operates in four reportable segments based on information available to and used by the chief operating decision maker.  Expedited LTL provides time-definite transportation and logistics services to the deferred air freight market.  The TLX segment provides expedited truckload brokerage, dedicated fleet services and maximum security and temperature-controlled

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2016

logistics services. Our Intermodal segment provides container and intermodal drayage services. Pool Distribution provides pool distribution services primarily to regional and national distributors and retailers.

During the first quarter of 2016, the Company changed its reporting segments to separate its truckload and intermodal businesses from our Expedited LTL service and to aggregate reporting for truckload services into a single segment. The Company previously reported three segments: Forward Air, Forward Air Solutions and Total Quality, Inc. Consequently, the Company now reports four segments: Expedited LTL, Truckload Expedited Services (“TLX”), Intermodal and Pool Distribution. All prior year segment amounts have been restated to reflect this new reporting structure.
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

The following tables summarize segment information about net income (loss) and assets used by the chief operating decision maker of the Company in making decisions regarding allocation of assets and resources as of and for the three and six months ended June 30, 2016 and 2015.

	Three months ended June 30, 2016
	Expedited LTL	Truckload Expedited	Pool Distribution	Intermodal	Eliminations & other	Consolidated
External revenues	$143,916	$39,232	$31,365	$24,124	$—	$238,637
Intersegment revenues	778	208	160	65	(1,211)	—
Depreciation and amortization	5,278	1,724	1,464	875	—	9,341
Share-based compensation expense	1,842	111	86	120	—	2,159
Interest expense	444	—	—	17		461
Income from operations	24,921	(40,282)	(371)	2,757	(1,373)	(14,348)
Total assets	634,305	50,289	46,675	122,724	(209,566)	644,427
Capital expenditures	10,493	1,771	1,009	79	—	13,352

	Three months ended June 30, 2015
	Expedited LTL	Truckload Expedited	Pool Distribution	Intermodal	Eliminations & other	Consolidated
External revenues	$155,089	$39,178	$27,471	$27,445	$511	$249,694
Intersegment revenues	769	217	213	49	(1,248)	—
Depreciation and amortization	5,563	1,513	1,485	948	10	9,519
Share-based compensation expense	1,514	219	86	71	—	1,890
Interest expense	410	—	—	23	137	570
Income from operations	20,796	4,141	(13)	3,318	(8,334)	19,908
Total assets	660,473	89,930	45,334	113,216	(199,593)	709,360
Capital expenditures	2,657	1,847	2,046	183	—	6,733

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2016

	Six months ended June 30, 2016
	Expedited LTL	Truckload Expedited	Pool Distribution	Intermodal	Eliminations & other	Consolidated
External revenues	$277,439	$77,648	$64,421	$48,677	$—	$468,185
Intersegment revenues	1,633	412	295	136	(2,476)	—
Depreciation and amortization	10,808	3,473	2,962	1,766	—	19,009
Share-based compensation expense	3,567	161	167	216	—	4,111
Interest expense	961	—	—	54	—	1,015
Income from operations	42,011	(38,717)	(257)	5,130	(1,110)	7,057
Total assets	634,305	50,289	46,675	122,724	(209,566)	644,427
Capital expenditures	12,571	1,784	1,554	131	—	16,040

	Six months ended June 30, 2015
	Expedited LTL	Truckload Expedited	Pool Distribution	Intermodal	Eliminations & other	Consolidated
External revenues	$276,488	$73,433	$54,512	$50,407	$772	$455,612
Intersegment revenues	1,577	434	396	114	(2,521)	—
Depreciation and amortization	10,304	2,923	3,042	1,915	18	18,202
Share-based compensation expense	2,998	418	136	124	—	3,676
Interest expense	523	—	—	45	366	934
Income from operations	35,681	7,351	203	5,307	(20,385)	28,157
Total assets	660,473	89,930	45,334	113,216	(199,593)	709,360
Capital expenditures	5,351	4,089	2,236	286	—	11,962

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Our operations, particularly our network of hubs and terminals, represent substantial fixed costs. Consequently, our ability to increase our earnings depends in significant part on our ability to increase the amount of freight and the revenue per pound for the freight shipped through our networks and to grow other lines of businesses, such as Truckload, Intermodal and Pool Distribution, which will allow us to maintain revenue growth in challenging shipping environments.

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
Goodwill

In conjunction with our policy to annually test goodwill for impairment as of June 30 we determined there were indicators of potential impairment of the goodwill and other long lived assets assigned to the TQI acquisition. This determination was based on TQI's financial performance falling notably short of previous projections, declining revenue from significant customers and strategic initiatives not having the required impact on financial results. As a result of these factors we reduced TQI's projected cash flows and consequently the estimate of TQI's fair value no longer exceeded the respective carrying value.  Based on the results of the impairment test, we concluded that an impairment loss was probable and could be reasonably estimated.  Therefore, during the second quarter of 2016, we recorded impairment charges for goodwill, intangibles and other assets of $42.4 million related to the TQI reporting unit.

Results from Operations
The following table sets forth our consolidated historical financial data for the three months ended June 30, 2016 and 2015 (in millions):

	Three months ended June 30
	2016	2015	Change	Percent Change
Operating revenue:
Expedited LTL	$144.7	$155.8	$(11.1)	(7.1)%
Truckload Expedited	39.4	39.4	—	—
Pool Distribution	31.5	27.7	3.8	13.7
Intermodal	24.2	27.5	(3.3)	(12.0)
Eliminations and other operations	(1.2)	(0.7)	(0.5)	71.4
Operating revenue	238.6	249.7	(11.1)	(4.4)
Operating expenses:
Purchased transportation	99.3	107.5	(8.2)	(7.6)
Salaries, wages, and employee benefits	57.0	61.9	(4.9)	(7.9)
Operating leases	14.6	18.3	(3.7)	(20.2)
Depreciation and amortization	9.3	9.5	(0.2)	(2.1)
Insurance and claims	6.7	6.2	0.5	8.1
Fuel expense	3.0	4.2	(1.2)	(28.6)
Other operating expenses	20.7	22.2	(1.5)	(6.8)
Impairment of goodwill, intangibles and other assets	42.4	—	42.4	100.0
Total operating expenses	253.0	229.8	23.2	10.1
Income (loss) from operations:
Expedited LTL	24.9	20.8	4.1	19.7
Truckload Expedited	(40.3)	4.1	(44.4)	NM
Pool Distribution	(0.4)	—	(0.4)	(100.0)
Intermodal	2.8	3.3	(0.5)	(15.2)
Other operations	(1.4)	(8.3)	6.9	(83.1)
Income (loss) from operations	(14.4)	19.9	(34.3)	(172.4)
Other expense:
Interest expense	(0.4)	(0.6)	0.2	(33.3)
Other, net	(0.1)	(0.1)	—	—
Total other expense	(0.5)	(0.7)	0.2	(28.6)
(Loss) income before income taxes	(14.9)	19.2	(34.1)	(177.6)
Income taxes	(4.8)	7.4	(12.2)	(164.9)
Net (loss) income	$(10.1)	$11.8	$(21.9)	(185.6)%
During the three months ended June 30, 2016, we experienced a 4.4% increase in our consolidated revenues compared to the three months ended June 30, 2015. Due to a $42.4 million impairment charge in the TQI reporting unit, operating results decreased $34.3 million and over 100% from 2015 to an operating loss of $14.4 million for the three months ended June 30, 2016.

Segment Operations

Expedited LTL's revenue decreased $11.1 million, or 7.1%, while operating income increased $4.1 million, or 19.7% for the three months ended June 30, 2016, compared to the same period in 2015. The decrease of Expedited LTL's revenue was the result of lower airport-to-airport volumes due to trimming of lower yielding business, customer attrition since the acquisition of Towne and reduced net fuel surcharge revenue as a result of the decline in fuel prices since the second quarter of 2015. The revenue decrease was partially offset by improved pricing, the implementation of the February 2016 change to our dim-factor standard and further operating efficiencies leading to an increase in operating income.

TLX's revenue was flat, but operating income decreased $44.4 million for the three months ended June 30, 2016, compared to the same period in 2015. The decrease of TLX's operating income was the result of the impairment charges recorded to the TQI reporting unit within TLX. The impairment was the result of decreases in revenue from TQI pharma customers and continued operating losses. Excluding impairment charges, operating income declined $2.0 million due to the decline of the TQI pharmaceutical business and TLX revenue per mile declining at a faster pace than cost per mile.

Pool Distribution revenue increased $3.8 million, or 13.7%, while operating results decreased $0.4 million for the three months ended June 30, 2016, compared to the same period in 2015.  The decline in Pool Distribution operating income was primarily the result of higher lease costs as Pool Distribution opened new facilities and relocated others to support business wins since the second quarter of 2015.

Intermodal revenue decreased $3.3 million, or 12.0%, and operating income decreased $0.5 million, or 15.2%, for the three months ended June 30, 2016, compared to the same period in 2015. The decreases in operating revenue and income were primarily attributable to suppressed market conditions, the negative impact of decreased fuel surcharges and decreased chassis rental and rail storage revenues.

Fuel Surcharge

Our net fuel surcharge revenue is the result of our fuel surcharge rates, which are set weekly using the national average for diesel price per gallon, and volume transiting our network.  During the three months ended June 30, 2016, total net fuel surcharge revenue decreased 35.0% as compared to the same period in 2015. The decrease in net fuel surcharge revenue for the three months ended June 30, 2016 compared to the same period in 2015 was mostly due to decreased fuel prices and decreased volumes in the Expedited LTL and Intermodal segments. Partially offsetting the decline in net fuel surcharge revenue was a 28.6% decline in fuel expense which was also the result of the declining fuel prices.

Interest Expense

Interest expense was $0.4 million for the three months ended June 30, 2016 compared to $0.6 million for the same period of 2015. Decrease in interest expense was attributable to principal payments made on the term loan used to finance the Towne acquisition in March 2015.

Income Taxes

The combined federal and state effective tax rate for the second quarter of 2016 was 32.6% compared to a rate of 38.6% for the same period in 2015. The tax rate for the second quarter of 2016 is the result of the impairment of goodwill in the second quarter of 2016 that is non-deductible for tax purposes.

Net Income (Loss)

As a result of the foregoing factors, net income decreased by $21.9 million to a net loss of $10.1 million for the second quarter of 2016 compared to net income of $11.8 million for the same period in 2015.

Expedited LTL - Three Months Ended June 30, 2016 compared to Three Months Ended June 30, 2015

The following table sets forth our historical financial data of the Expedited LTL segment for the three months ended June 30, 2016 and 2015 (in millions):

Expedited LTL Segment Information
(In millions)
(Unaudited)

	Three months ended
	June 30,	Percent of	June 30,	Percent of		Percent
	2016	Revenue	2015	Revenue	Change	Change
Operating revenue	$144.7	100.0%	$155.8	100.0%	$(11.1)	(7.1)%

Operating expenses:
Purchased transportation	55.8	38.6	66.0	42.4	(10.2)	(15.5)
Salaries, wages and employee benefits	33.9	23.4	39.3	25.2	(5.4)	(13.7)
Operating leases	8.5	5.9	8.4	5.4	0.1	1.2
Depreciation and amortization	5.3	3.7	5.6	3.6	(0.3)	(5.4)
Insurance and claims	3.4	2.3	2.4	1.5	1.0	41.7
Fuel expense	0.8	0.5	1.1	0.7	(0.3)	(27.3)
Other operating expenses	12.1	8.4	12.2	7.9	(0.1)	(0.8)
Total operating expenses	119.8	82.8	135.0	86.7	(15.2)	(11.3)
Income from operations	$24.9	17.2%	$20.8	13.3%	$4.1	19.7%

Expedited LTL Operating Statistics

	Three months ended
	June 30,	June 30,	Percent
	2016	2015	Change

Operating ratio	82.8%	86.7%	(4.5)%

Business days	64.0	64.0	—
Business weeks	12.8	12.8	—

Expedited LTL:
Tonnage
Total pounds ¹	606,033	650,276	(6.8)
Average weekly pounds ¹	47,346	50,803	(6.8)

Linehaul shipments
Total linehaul	964,756	1,010,978	(4.6)
Average weekly	75,372	78,983	(4.6)

Forward Air Complete shipments	206,406	256,553	(19.5)
As a percentage of linehaul shipments	21.4%	25.4%	(15.7)

Average linehaul shipment size	628	643	(2.3)

Revenue per pound [2]
Linehaul yield	$17.58	$16.98	2.8
Fuel surcharge impact	0.94	1.20	(1.2)
Forward Air Complete impact	3.31	3.48	(0.8)
Total Expedited LTL yield	$21.83	$21.66	0.8%

¹ - In thousands
[2] - In dollars per hundred pound; percentage change is expressed as a percent of total yield.

Revenues
Expedited LTL (LTL), which is our legacy airport-to-airport service, had operating revenue decrease $11.1 million, or 7.1%, to $144.7 million from $155.8 million, accounting for 60.6% of consolidated operating revenue for the three months ended June 30, 2016 compared to 62.4% for the same period in 2015. The decrease is mostly the result of a $4.2 million, or 3.8%, decrease in linehaul revenue.  The decrease in linehaul revenue is attributable to the decrease in tonnage, partially offset by the linehaul yield changes noted in the preceding table. The increase in average base revenue per pound was attributable to targeted rate increases implemented in the third and fourth quarters of 2015. The decrease in tonnage is primarily due to the attrition of acquired, poorly-priced Towne revenue since the second quarter of 2015 slightly offset by the tonnage increases attributable to a February 2016 change to our dim-factor standard. This change in dim-factor standard allows us to capture more billable tonnage on certain shipments.
The remaining $6.9 million decrease in LTL revenue is the result of a decrease in Forward Air Complete ("Complete") pick-up and delivery revenue, net fuel surcharge revenue and other terminal based revenues. Complete revenue decreased $2.5 million, or 11.3%, during the three months ended June 30, 2016 compared to the same period of 2015. The decrease in Complete revenue was attributable to a decrease in shipping volumes in our LTL network and a 15.7% decrease in the attachment rate of Complete activity to linehaul shipments. Other terminal based revenues, which includes warehousing services and terminal handling, decreased $2.3 million, or 15.4%, to $12.5 million in the second quarter of 2016 from $14.8 million in the same period of 2015. The decrease in other terminal revenue was mainly attributable to attrition of acquired Towne activity. Compared to the same period in 2015, net fuel surcharge revenue decreased $2.1 million largely due to the decline in fuel prices and volume decreases discussed previously.
Purchased Transportation
LTL’s purchased transportation decreased by $10.2 million, or 15.5%, to $55.8 million for the three months ended June 30, 2016 from $66.0 million for the three months ended June 30, 2015. As a percentage of segment operating revenue, LTL purchased transportation was 38.6% during the three months ended June 30, 2016 compared to 42.4% for the same period in 2015. The decrease in percentage of revenue is due to a 4.2% decrease in LTL cost per mile, improved revenue per mile due to yield and dim-factor changes discussed previously and improved network efficiency. The LTL cost per mile decrease and improvement in network efficiencies were largely the result of higher utilization of owner operators instead of more costly third party transportation providers.
Salaries, Wages, and Benefits
Salaries, wages and employee benefits of LTL decreased by $5.4 million, or 13.7%, to $33.9 million in the second quarter of 2016 from $39.3 million in the same period of 2015.  Salaries, wages and employee benefits were 23.4% of LTL’s operating revenue in the second quarter of 2016 compared to 25.2% for the same period of 2015.  The decrease in salaries, wages and employee benefits in total dollars was primarily attributable to a $6.2 million, or 18.0%, decrease in direct LTL terminal and management salaries, wages and employee benefits. The decrease in terminal expense is primarily due to a decrease in employee headcount and employee incentives. These improvements were partially mitigated by higher workers' compensation and health insurance costs and increased share based compensation. Reduction in head count is a result of operating efficiencies gained since the Towne acquisition.
Operating Leases
Operating leases increased $0.1 million, or 1.2%, to $8.5 million for the three months ended June 30, 2016 from $8.4 million for the same period in 2015.  Operating leases were 5.9% of LTL operating revenue for the three months ended June 30, 2016 compared to 5.4% for the same period in 2015. The increase in cost is due to $0.2 million of additional facility lease expenses partially offset by a $0.1 million decrease in truck, trailer and equipment rentals and leases. Facility leases increased due to the expansion of certain facilities to service increased volumes from the acquisition of Towne.
Depreciation and Amortization
Depreciation and amortization decreased $0.3 million or 5.4%, to $5.3 million in the second quarter of 2016 from $5.6 million in the same period of 2015.  Depreciation and amortization expense as a percentage of LTL operating revenue was 3.7% in the second quarter of 2016 compared to 3.6% in the same period of 2015.  The decrease was due to the disposal of equipment during the second quarter of 2016.

Insurance and Claims
LTL insurance and claims expense increased $1.0 million, or 41.7%, to $3.4 million for the three months ended June 30, 2016 from $2.4 million for the same period of 2015.  Insurance and claims was 2.3% of operating revenue for the three months ended June 30, 2016 compared to 1.5% for the same period of 2015. The increase was due to a $0.8 million increase in vehicle premiums and a $0.2 million increase in cargo claims and vehicle claim reserves. Insurance premiums increases in conjunction with our current year insurance plan renewals.
Other Operating Expenses
Other operating expenses decreased $0.1 million, or 0.8%, to $12.1 million during the three months ended June 30, 2016 from $12.2 million in the same period of 2015.  Other operating expenses were 8.4% of LTL operating revenue in the second quarter of 2016 compared to 7.9% in the same period of 2015. The decrease in total dollars and as percentage of revenue was the result of $0.5 million decrease in vehicle maintenance and dock expenses mostly offset by a $0.4 million increase in ancillary owner operator costs which increased in conjunction with our higher utilization of owner operators.
Income from Operations
Income from operations increased by $4.1 million, or 19.7%, to $24.9 million for the second quarter of 2016 compared with $20.8 million for the same period in 2015.  Income from operations as a percentage of LTL operating revenue was 17.2% for the three months ended June 30, 2016 compared with 13.3% in the same period of 2015. The improvement in income from operations was due to dim-factor standard changes implemented in February 2016, rate increases initiated during the third and fourth quarters of 2015 and improved efficiency in purchased transportation and dock operations. These improvements were partially offset by increased vehicle insurance premiums and other operating expenses.

Truckload Expedited Services - Three Months Ended June 30, 2016 compared to Three Months Ended June 30, 2015

The following table sets forth our historical financial data of the Truckload Expedited Services segment for the three months ended June 30, 2016 and 2015 (in millions):

Truckload Expedited Services Segment Information
(In millions)
(Unaudited)

	Three months ended
	June 30,	Percent of	June 30,	Percent of		Percent
	2016	Revenue	2015	Revenue	Change	Change
Operating revenue	$39.4	100.0%	$39.4	100.0%	$—	—%

Operating expenses:
Purchased transportation	27.4	69.6	25.3	64.2	2.1	8.3
Salaries, wages and employee benefits	4.5	11.4	4.7	11.9	(0.2)	(4.3)
Operating leases	0.1	0.3	0.1	0.3	—	—
Depreciation and amortization	1.7	4.3	1.5	3.8	0.2	13.3
Insurance and claims	1.0	2.5	0.9	2.3	0.1	11.1
Fuel expense	0.6	1.5	0.9	2.3	(0.3)	(33.3)
Other operating expenses	2.0	5.1	1.9	4.8	0.1	5.3
Impairment of goodwill, intangibles and other assets	42.4	107.6	—	—	42.4	100.0
Total operating expenses	79.7	202.3	35.3	89.6	44.4	125.8
(Loss) income from operations	$(40.3)	(102.3)%	$4.1	10.4%	$(44.4)	(1,082.9)%

Truckload Expedited Services Operating Statistics

	Three months ended
	June 30,	June 30,	Percent
	2016	2015	Change

Company driver [1]	1,544	1,880	(17.9)
Owner operator [1]	12,563	8,722	44.0
Third party [1]	7,491	7,600	(1.4)
Total Miles	21,598	18,202	18.7

Revenue per mile	$1.77	$2.05	(13.7)

Cost per mile	$1.34	$1.46	(8.2)%

¹ - In thousands

Revenues

Truckload Expedited Services (TLX) revenue, which is legacy Forward Air truckload services and our pharmaceutical services, was $39.4 million in the second quarter of 2016 and 2015.  TLX revenue was flat due to an increase in overall miles and new business wins in our legacy truckload services partially offset by a decline in pharmaceutical revenue. TLX had a 13.7% decrease in average revenue per mile and an 18.7% increase in miles driven to support revenue. TLX's revenue per mile decreased on a shift in business mix that moved away from revenue requiring use of more expensive third party transportation providers. Revenue per mile also declined due to the decrease in pharmaceutical revenue which historically has a higher revenue per mile than traditional truckload business.
Purchased Transportation

Purchased transportation costs for our TLX revenue increased $2.1 million, or 8.3%, to $27.4 million for the three months ended June 30, 2016 from $25.3 million for the same period in 2015. For the three months ended June 30, 2016, TLX purchased transportation costs represented 69.6% of TLX revenue compared to 64.2% for the same period in 2015.  The increase in TLX purchased transportation was attributable to a 22.9% increase in non-Company miles driven during the three months ended June 30, 2016 compared to the same period in 2015. The increase in non-Company miles was slightly offset by a 8.7% decrease in cost per mile during the three months ended June 30, 2016 compared to the same period of 2015. The increase in TLX non-Company miles driven was attributable to the change in business mix discussed above. The decrease in cost per mile was due to TLX's ability to utilize owner operators to cover the additional miles instead of more costly third party transportation providers. The increase in TLX purchased transportation as a percentage of revenue was attributable to TLX cost per mile not decreasing in proportion with the previously discussed decline in TLX revenue per mile.
Salaries, Wages, and Benefits

Salaries, wages and employee benefits of TLX decreased by $0.2 million, or 4.3%, to $4.5 million in the second quarter of 2016 from $4.7 million in the same period of 2015.  Salaries, wages and employee benefits were 11.4% of TLX’s operating revenue in the second quarter of 2016 compared to 11.9% for the same period of 2015.  The decrease in salaries, wages and employee benefits in total dollars and as a percentage of revenue was mostly attributable to lower driver pay due to the decreased Company drivers miles and health insurance costs.
Depreciation and Amortization

Depreciation and amortization increased $0.2 million, or 13.3%, to $1.7 million in the second quarter of 2016 from $1.5 million in the same period of 2015.  Depreciation and amortization expense as a percentage of TLX operating revenue was 4.3% in the second quarter of 2016 compared to 3.8% in the same period of 2015.  The increase was due to trailers purchased at the end of 2015 and increased use of Company equipment instead of more costly third party carriers.
Insurance and Claims

TLX insurance and claims expense increased $0.1 million, or 11.1%, to $1.0 million for the three months ended June 30, 2016 from $0.9 million for the same period of 2015.  Insurance and claims were 2.5% of operating revenue for the three months ended June 30, 2016 compared to 2.3% in the same period of 2015. The increase was due to higher vehicle insurance premiums and increased vehicle accident damage repairs. The higher insurance premiums were driven by current year insurance renewals.
Fuel Expense

TLX fuel expense decreased $0.3 million, or 33.3%, to $0.6 million for the second quarter of 2016 from $0.9 million for the same period of 2015.  Fuel expense as a percentage of TLX operating revenue was 1.5% in the second quarter of 2016 compared to 2.3% in the same period of 2015. The decrease as a percentage of revenue was mostly attributable to a decline in year-over-year fuel prices and the decrease in Company driver miles.
Other Operating Expenses

Other operating expenses increased $0.1 million, or 5.3%, to $2.0 million during the three months ended June 30, 2016 from $1.9 million in the same period of 2015.  Other operating expenses were 5.1% of TLX operating revenue in the second quarter of 2016 compared to 4.8% in the same period of 2015.  The increase was attributable to $0.1 million in legal fees for an ongoing legal issue.
Impairment of goodwill, intangibles and other assets
In conjunction with our policy to annually test goodwill for impairment as of June 30 we determined there were indicators of potential impairment of goodwill and other long lived assets assigned to the TQI acquisition. As a result, we performed fair value calculations as of June 30, 2016. Based on these calculations we recorded $42.4 million in total impairment charges related to TQI’s goodwill and other long lived assets.

Results from Operations
Results from operations decreased by $44.4 million to a $40.3 million loss from operations for the second quarter of 2016 compared with $4.1 million of income from operations for the same period in 2015.  Excluding the impairment charges, results from operations decreased $2.0 million for the three months ended June 30, 2016 compared to the same period of 2015. Excluding the impairment charges, the deterioration in income from operations was due to the revenue decline of the pharmaceutical business and TLX revenue per mile declining at a faster pace than our cost per mile.

Pool Distribution - Three Months Ended June 30, 2016 compared to Three Months Ended June 30, 2015

The following table sets forth our historical financial data of the Pool Distribution segment for the three months ended June 30, 2016 and 2015 (in millions):

Pool Distribution Segment Information
(In millions)
(Unaudited)

	Three months ended
	June 30,	Percent of	June 30,	Percent of		Percent
	2016	Revenue	2015	Revenue	Change	Change
Operating revenue	$31.5	100.0%	$27.7	100.0%	$3.8	13.7%

Operating expenses:
Purchased transportation	8.6	27.3	7.5	27.1	1.1	14.7
Salaries, wages and employee benefits	11.9	37.8	10.6	38.3	1.3	12.3
Operating leases	3.0	9.5	2.1	7.6	0.9	42.9
Depreciation and amortization	1.5	4.8	1.5	5.4	—	—
Insurance and claims	1.0	3.2	0.9	3.2	0.1	11.1
Fuel expense	1.1	3.5	1.3	4.7	(0.2)	(15.4)
Other operating expenses	4.8	15.2	3.8	13.7	1.0	26.3
Total operating expenses	31.9	101.3	27.7	100.0	4.2	15.2
Loss from operations	$(0.4)	(1.3)%	$—	—%	$(0.4)	(100.0)%

Revenues

Pool Distribution (Pool) operating revenue increased $3.8 million, or 13.7%, to $31.5 million for the three months ended June 30, 2016 from $27.7 million for the same period in 2015.  The increase was attributable to new customer business wins, current year rate increases and increased volume from previously existing customers. The increase in revenue was partly offset by the closing of a facility in early second quarter of 2016.
Purchased Transportation

Pool purchased transportation increased $1.1 million, or 14.7%, to $8.6 million for the three months ended June 30, 2016 compared to $7.5 million for the same period of 2015.  Pool purchased transportation as a percentage of revenue was 27.3% for the three months ended June 30, 2016 compared to 27.1% for the same period of 2015.  The slight deterioration in Pool purchased transportation as a percentage of revenue was attributable to an increased utilization of owner operators over Company drivers. The increase was partly offset by increased agent station revenue, which has handling costs that would not contribute to purchased transportation.
Salaries, Wages, and Benefits

Pool salaries, wages and employee benefits increased $1.3 million, or 12.3%, to $11.9 million for the three months ended June 30, 2016 compared to $10.6 million for the same period of 2015.  As a percentage of Pool operating revenue, salaries, wages and benefits decreased to 37.8% for the three months ended June 30, 2016 compared to 38.3% for the same period in 2015.   The decline in salaries, wages and benefits as a percentage of revenue was mostly the result of a $0.2 million decrease in health insurance costs, partly offset by an increase in dock pay.
Operating Leases

Operating leases increased $0.9 million, or 42.9%, to $3.0 million for the three months ended June 30, 2016 from $2.1 million for the same period in 2015.  Operating leases were 9.5% of Pool operating revenue for the three months ended June 30, 2016 compared with 7.6% in the same period of 2015.  Operating leases increased due to an additional $0.7 million in facility rent expense as during the second half of 2015 certain terminals moved to larger facilities to handle additional business wins. The remaining $0.2 million was due to additional truck rentals used to provide capacity at a new facility added in the second half of 2015 as well as for additional business wins throughout the network.
Depreciation and Amortization

Pool depreciation and amortization was $1.5 million for the three months ended June 30, 2016 and 2015. Depreciation and amortization expense as a percentage of Pool operating revenue was 4.8% in the second quarter of 2016 compared to 5.4% in the same period of 2015. Depreciation and amortization decreased as a percentage of revenue as Pool utilized more truck rentals and owner operators instead of Company-owned equipment to provide the capacity for the increase in revenue.
Fuel Expense

Pool fuel expense decreased $0.2 million, or 15.4%, to $1.1 million for the second quarter of 2016 from $1.3 million in the same period of 2015.  Fuel expenses were 3.5% of Pool operating revenue in the second quarter of 2016 compared to 4.7% in the second quarter of 2015.  Pool fuel expenses decreased due to a decline in year-over-year fuel prices and increased utilization of owner-operators. These decreases were partially offset by the impact of the higher revenue volumes.
Other Operating Expenses

Pool other operating expenses increased $1.0 million, or 26.3%, to $4.8 million for the three months ended June 30, 2016 compared to $3.8 million for the same period of 2015.  Pool other operating expenses for the second quarter of 2016 were 15.2% compared to 13.7% for the same period of 2015.  As a percentage of revenue the increase was attributable to a 1.0% increase in agent station costs and a 0.7% increase in dock maintenance costs. These increases were partially offset by a 0.2% decrease in recruiting expenses. Agent station costs increased on shift in business mix that increased revenue volumes flowing to our agent stations and dock maintenance expenses increased primarily on start up of new business.
Results from Operations

Results from operations decreased to a $0.4 million loss from operations for the second quarter of 2016 compared with a breakeven performance for the same period in 2015.  Loss from operations as a percentage of Pool operating revenue was 1.3% for the three months ended June 30, 2016 compared to breakeven in the same period of 2015.  The decline in Pool operating results was primarily the result of increased facility costs associated with the on-boarding of new business. These increases in expenses were partly offset by the increased revenue from new business wins.

Intermodal - Three Months Ended June 30, 2016 compared to Three Months Ended June 30, 2015

The following table sets forth our historical financial data of the Intermodal segment for the three months ended June 30, 2016 and 2015 (in millions):

Intermodal Segment Information
(In millions)
(Unaudited)

	Three months ended
	June 30,	Percent of	June 30,	Percent of		Percent
	2016	Revenue	2015	Revenue	Change	Change
Operating revenue	$24.2	100.0%	$27.5	100.0%	$(3.3)	(12.0)%

Operating expenses:
Purchased transportation	8.4	34.7	9.0	32.7	(0.6)	(6.7)
Salaries, wages and employee benefits	6.0	24.8	6.2	22.6	(0.2)	(3.2)
Operating leases	2.9	12.0	2.9	10.5	—	—
Depreciation and amortization	0.9	3.7	0.9	3.3	—	—
Insurance and claims	0.5	2.0	0.7	2.5	(0.2)	(28.6)
Fuel expense	0.6	2.5	0.9	3.3	(0.3)	(33.3)
Other operating expenses	2.1	8.7	3.6	13.1	(1.5)	(41.7)
Total operating expenses	21.4	88.4	24.2	88.0	(2.8)	(11.6)
Income from operations	$2.8	11.6%	$3.3	12.0%	$(0.5)	(15.2)%

Revenues

Intermodal operating revenue decreased $3.3 million, or 12.0%, to $24.2 million for the three months ended June 30, 2016 from $27.5 million for the same period in 2015.  The decreases in operating revenue were primarily attributable to the negative impact of reduced fuel surcharges, decreased rental and storage revenues and suppressed market conditions. These decreases were partially offset by volumes associated with the acquisition of Ace.

Purchased Transportation

Intermodal purchased transportation decreased $0.6 million, or 6.7%, to $8.4 million for the three months ended June 30, 2016 from $9.0 million for the same period in 2015.  Intermodal purchased transportation as a percentage of revenue was 34.7% for the three months ended June 30, 2016 compared to 32.7% for the three months ended June 30, 2015.  The increase in Intermodal purchased transportation as a percentage of revenue was attributable to higher utilization of owner-operators as opposed to Company-employed drivers in select markets. The increase as a percentage of revenue was also due to a change in business mix as revenues, such as rental and storage revenues, that do not utilize purchased transportation decreased in the second quarter of 2016 compared to the same period of 2015.

Salaries, Wages, and Benefits

Intermodal salaries, wages and employee benefits decreased $0.2 million, or 3.2%, to $6.0 million for the three months ended June 30, 2016 compared to $6.2 million for the three months ended June 30, 2015.  As a percentage of Intermodal operating revenue, salaries, wages and benefits increased to 24.8% for the three months ended June 30, 2016 compared to 22.6% for the same period in 2015.   The deterioration in salaries, wages and employee benefits as a percentage of revenue is attributable to increased administrative staffing, wage increases and increased workers' compensation costs. These increases were partially offset by less reliance on Company-employed drivers and improved dock efficiency.

Operating Leases

Operating leases were $2.9 million for the three months ended June 30, 2016 and 2015.  Operating leases were 12.0% of Intermodal operating revenue for the three months ended June 30, 2016 compared with 10.5% in the same period of 2015.  Operating leases increased as a percentage of revenue due to the decrease in revenue impacting fixed costs, such as facility rent.

Depreciation and Amortization

Depreciation and amortization was $0.9 million for the three months ended June 30, 2016 and 2015. Depreciation and amortization expense as a percentage of Intermodal operating revenue was 3.7% in the second quarter of 2016 compared to 3.3% in the same period of 2015. Depreciation and amortization increased as a percentage of revenue as Intermodal lost leverage on its fixed asset costs due to the decrease in revenue.

Insurance and Claims

Intermodal insurance and claims expense decreased $0.2 million, or 28.6%, to $0.5 million for the three months ended June 30, 2016 from $0.7 million for the three months ended June 30, 2015.   Intermodal insurance and claims were 2.0% of operating revenue for the three months ended June 30, 2016 compared with 2.5% for the same period in 2015. The decrease in Intermodal insurance and claims was attributable to a $0.2 million decrease in reserves for accident claims.

Fuel Expense

Intermodal fuel expense decreased $0.3 million, or 33.3%, to $0.6 million for the second quarter of 2016 from $0.9 million in the same period of 2015.  Fuel expenses were 2.5% of Intermodal operating revenue in the second quarter of 2016 compared to 3.3% in the second quarter of 2015.  Intermodal fuel expenses decreased primarily as a result of the year-over-year decline in fuel prices, declining revenue and increased utilization of owner-operators.

Other Operating Expenses

Intermodal other operating expenses decreased $1.5 million, or 41.7%, to $2.1 million for the three months ended June 30, 2016 compared to $3.6 million for the same period of 2015.  Intermodal other operating expenses for the second quarter of 2016 were 8.7% compared to 13.1% for the same period of 2015.  The decrease in Intermodal other operating expenses was due mostly to a $1.2 million decline in container related rental and storage charges. The remaining decrease was due to declining maintenance expenses and other variable costs corresponding with the decrease in revenue.

Income from Operations

Intermodal’s income from operations decreased by $0.5 million, or 15.2%, to $2.8 million for the second quarter of 2016 compared with $3.3 million for the same period in 2015.  Income from operations as a percentage of Intermodal operating revenue was 11.6% for the three months ended June 30, 2016 compared to 12.0% in the same period of 2015.  The deterioration in operating income was primarily attributable to the negative impact on revenue of decreased fuel surcharges and suppressed market conditions.

Other Operations

Other operating activity improved from a $8.3 million loss during the three months ended June 30, 2015 to a $1.4 million operating loss during the three months ended June 30, 2016. The year-over-year improvement in other operations and corporate activities was largely due to $6.9 million of Towne acquisition and integration costs included in results for the three months ended June 30, 2015 and no similar costs being included in the second quarter of 2016. The prior year acquisition and integration costs included $0.5 million of severance obligations and $4.9 million in reserves for remaining net payments on duplicate facilities vacated during the three months ended June 30, 2015. The expenses associated with the severance obligations and vacated, duplicate facility costs were recognized in the salaries, wages and benefits and operating lease line items, respectively. During the second quarter of 2015, we also incurred expense of $1.0 million for various other integration and transaction related costs which are largely included in other operating expenses. The $1.4 million in operating loss included in other operations and corporate activities for the three months ended June 30, 2016, was primarily for increases to loss development factors resulting from our bi-annual actuary analysis of our vehicle and workers' compensation claims. Other operating activity for the three months ended June 30, 2015 included approximately $1.9 million of additional expenses associated with our bi-annual actuary analysis. These loss development adjustments were kept at the corporate level and not passed through to our segments.

Results from Operations
The following table sets forth our consolidated historical financial data for the six months ended June 30, 2016 and 2015 (in millions):

	Six months ended June 30
	2016	2015	Change	Percent Change
Operating revenue:
Expedited LTL	$279.1	$278.1	$1.0	0.4%
Truckload Expedited	78.1	73.9	4.2	5.7
Pool Distribution	64.7	54.9	9.8	17.9
Intermodal	48.8	50.5	(1.7)	(3.4)
Eliminations and other operations	(2.5)	(1.8)	(0.7)	38.9
Operating revenue	468.2	455.6	12.6	2.8
Operating expenses:
Purchased transportation	195.7	196.8	(1.1)	(0.6)
Salaries, wages, and employee benefits	115.7	115.8	(0.1)	(0.1)
Operating leases	28.5	34.0	(5.5)	(16.2)
Depreciation and amortization	19.0	18.2	0.8	4.4
Insurance and claims	12.0	11.4	0.6	5.3
Fuel expense	6.0	8.2	(2.2)	(26.8)
Other operating expenses	41.8	43.0	(1.2)	(2.8)
Impairment of goodwill, intangibles and other assets	42.4	—	42.4	100.0
Total operating expenses	461.1	427.4	33.7	7.9
Income (loss) from operations:
Expedited LTL	42.0	35.7	6.3	17.6
Truckload Expedited	(38.7)	7.4	(46.1)	NM
Pool Distribution	(0.3)	0.2	(0.5)	(250.0)
Intermodal	5.1	5.3	(0.2)	(3.8)
Other operations	(1.0)	(20.4)	19.4	(95.1)
Income (loss) from operations	7.1	28.2	(21.1)	(74.8)
Other expense:
Interest expense	(1.0)	(0.9)	(0.1)	11.1
Other, net	(0.2)	(0.2)	—	—
Total other expense	(1.2)	(1.1)	(0.1)	9.1
(Loss) income before income taxes	5.9	27.1	(21.2)	(78.2)
Income taxes	2.9	10.4	(7.5)	(72.1)
Net (loss) income	$3.0	$16.7	$(13.7)	(82.0)%

Expedited LTL - Six Months Ended June 30, 2016 compared to Six Months Ended June 30, 2015

The following table sets forth our historical financial data of the Expedited LTL segment for the six months ended June 30, 2016 and 2015 (in millions):

Expedited LTL Segment Information
(In millions)
(Unaudited)

	Six months ended
	June 30,	Percent of	June 30,	Percent of		Percent
	2016	Revenue	2015	Revenue	Change	Change
Operating revenue	$279.1	100.0%	$278.1	100.0%	$1.0	0.4%

Operating expenses:
Purchased transportation	109.2	39.1	118.9	42.8	(9.7)	(8.2)
Salaries, wages and employee benefits	68.8	24.7	69.6	25.0	(0.8)	(1.1)
Operating leases	16.5	5.9	14.3	5.1	2.2	15.4
Depreciation and amortization	10.8	3.9	10.3	3.7	0.5	4.9
Insurance and claims	6.2	2.2	5.2	1.9	1.0	19.2
Fuel expense	1.5	0.6	2.1	0.8	(0.6)	(28.6)
Other operating expenses	24.1	8.6	22.0	7.9	2.1	9.5
Total operating expenses	237.1	85.0	242.4	87.2	(5.3)	(2.2)
Income from operations	$42.0	15.0%	$35.7	12.8%	$6.3	17.6%

Expedited LTL Operating Statistics

	Six months ended
	June 30,	June 30,	Percent
	2016	2015	Change

Operating ratio	85.0%	87.2%	(2.5)%

Business days	128.0	127.0	0.8
Business weeks	25.6	25.4	0.8

Expedited LTL:
Tonnage
Total pounds ¹	1,169,760	1,170,180	—
Average weekly pounds ¹	45,694	46,070	(0.8)

Linehaul shipments
Total linehaul	1,841,232	1,796,547	2.5
Average weekly	71,923	70,730	1.7

Forward Air Complete shipments	384,379	426,288	(9.8)
As a percentage of linehaul shipments	20.9%	23.7%	(11.8)

Average linehaul shipment size	635	651	(2.5)

Revenue per pound [2]
Linehaul yield	$17.72	$17.15	2.6
Fuel surcharge impact	0.87	1.23	(1.7)
Forward Air Complete impact	3.19	3.34	(0.7)
Total Expedited LTL yield	$21.78	$21.72	0.3%

¹ - In thousands
[2] - In dollars per hundred pound; percentage change is expressed as a percent of total yield.

Revenues
Expedited LTL (LTL), which is our legacy airport-to-airport service, had operating revenue increase $1.0 million, or 0.4%, to $279.1 million from $278.1 million, accounting for 59.6% of consolidated operating revenue for the six months ended June 30, 2016 compared to 61.0% for the same period in 2015. The increase in revenue is mostly the result of a $6.2 million, or 3.1%, increase in linehaul revenue.  The increase in linehaul revenue is attributable to the linehaul yield changes noted in the preceding table. The increase in average base revenue per pound was attributable to targeted rate increases implemented in the third and fourth quarters of 2015. Tonnage was flat primarily due to the attrition of acquired, poorly-priced Towne revenue since the second quarter of 2015 offset by the tonnage increases attributable to a February 2016 change to our dim-factor standard. This change in dim-factor standard allows us to capture more billable tonnage on certain shipments.
The $6.2 million increase in linehaul revenue was partly offset by decreased revenue from our Complete pick-up and delivery revenue and net fuel surcharge revenue.  Complete revenue decreased $1.7 million, or 4.4%, during the six months ended June 30, 2016 compared to the same period of 2015.  The decrease in Complete revenue was attributable to declines in Complete shipment counts and an 11.8% decrease in the attachment rate of Complete activity to linehaul shipments. These declines in Complete activity are in conjunction with the attrition of Towne revenue discussed above. Compared to the same period in 2015, net fuel surcharge revenue decreased $4.3 million largely due to the decline in fuel prices.
Other terminal based revenues, which includes warehousing services and terminal handling, increased $0.8 million, or 3.2%, to $24.3 million for the six months ended June 30, 2016 from $23.5 million in the same period of 2015. The increase in other terminal revenue was mainly attributable to a full six months of Towne activity in 2016.
Purchased Transportation
LTL’s purchased transportation decreased by $9.7 million, or 8.2%, to $109.2 million for the six months ended June 30, 2016 from $118.9 million for the six months ended June 30, 2015. As a percentage of segment operating revenue, LTL purchased transportation was 39.1% during the six months ended June 30, 2016 compared to 42.8% for the same period in 2015. The decrease in total dollars and as a percentage of revenue is due to a 2.9% decrease in LTL cost per mile, improved revenue per mile due to yield and dim-factor changes discussed previously and improved network efficiency. The LTL cost per mile decrease and improvement in network efficiencies were largely the result of higher utilization of owner operators instead of more costly third party transportation providers.
Salaries, Wages, and Benefits
Salaries, wages and employee benefits of LTL decreased by $0.8 million, or 1.1%, to $68.8 million for the six months ended June 30, 2016 from $69.6 million in the same period of 2015.  Salaries, wages and employee benefits were 24.7% of LTL’s operating revenue for the six months ended June 30, 2016 compared to 25.0% for the same period of 2015.  The decrease in salaries, wages and employee benefits in total dollars was primarily attributable to a $4.0 million, or 7.0%, decrease in direct LTL terminal and management salaries, wages and employee benefits. The decrease in terminal expense is primarily due to a decrease in employee headcount and employee incentives. These improvements were partially mitigated by higher workers' compensation and health insurance costs. Reduction in head count is a result of operating efficiencies gained since the Towne acquisition.
Operating Leases
Operating leases increased $2.2 million, or 15.4%, to $16.5 million for the six months ended June 30, 2016 from $14.3 million for the same period in 2015.  Operating leases were 5.9% of LTL operating revenue for the six months ended June 30, 2016 compared to 5.1% for the same period in 2015. The increase in cost is due to $0.9 million of additional truck, trailer and equipment rentals and leases and a $1.3 million increase in facility lease expenses resulting from a full six months of Towne activity.
Depreciation and Amortization
Depreciation and amortization increased $0.5 million, or 4.9%, to $10.8 million in the six months ended June 30, 2016 from $10.3 million in the same period of 2015.  Depreciation and amortization expense as a percentage of LTL operating revenue was 3.9% in the six months ended June 30, 2016 compared to 3.7% in the same period of 2015.  The increase was primarily the result of trailers purchased at the end of 2015, added trailers from the Towne acquisition and information technology upgrades.
Insurance and Claims
LTL insurance and claims expense increased $1.0 million, or 19.2%, to $6.2 million for the six months ended June 30, 2016 from $5.2 million for the six months ended June 30, 2015.  Insurance and claims was 2.2% of operating revenue for the six months ended June 30, 2016 compared to 1.9% for the same period of 2015. The increase was due to a $0.8 million increase in insurance premiums and a $0.1 million increase in cargo claims and vehicle claim reserves.
Other Operating Expenses
Other operating expenses increased $2.1 million, or 9.5%, to $24.1 million during the six months ended June 30, 2016 from $22.0 million in the same period of 2015.  Other operating expenses were 8.6% of LTL operating revenue in the six months ended June 30, 2016 compared to 7.9% in the same period of 2015. The increase in total dollars and as percentage of revenue was the result of $0.5 million increase in fixed costs such as facility related expenses and a $1.1 million increase in cost to support the expansion of our terminal network attributable to a full six months of Towne in 2016 compared to 2015. Also, during 2016 we incurred $0.3 million in legal and professional fees in a successful effort to defeat a union movement at one of our locations. Finally, we incurred approximately $0.2 million for a redesign of a new logo and brand image during the six months ended June 30, 2016.
Income from Operations
Income from operations increased by $6.3 million, or 17.6%, to $42.0 million for the six months ended June 30, 2016 compared with $35.7 million for the same period in 2015.  Income from operations as a percentage of LTL operating revenue was 15.0% for the six months ended June 30, 2016 compared with 12.8% in the same period of 2015. The improvement in income from operations was due to dim-factor standard changes implemented in February 2016, rate increases initiated during the third and fourth quarters of 2015 and improved efficiency in purchased transportation and dock operations. These improvements were partially offset by increased insurance premiums and facility and other operating expenses.

Truckload Expedited Services - Six Months Ended June 30, 2016 compared to Six Months Ended June 30, 2015

The following table sets forth our historical financial data of the Truckload Expedited Services segment for the six months ended June 30, 2016 and 2015 (in millions):

Truckload Expedited Services Segment Information
(In millions)
(Unaudited)

	Six months ended
	June 30,	Percent of	June 30,	Percent of		Percent
	2016	Revenue	2015	Revenue	Change	Change
Operating revenue	$78.1	100.0%	$73.9	100.0%	$4.2	5.7%

Operating expenses:
Purchased transportation	53.9	69.0	47.9	64.8	6.0	12.5
Salaries, wages and employee benefits	9.5	12.2	9.1	12.3	0.4	4.4
Operating leases	0.2	0.3	0.2	0.3	—	—
Depreciation and amortization	3.5	4.5	2.9	3.9	0.6	20.7
Insurance and claims	1.9	2.4	1.4	1.9	0.5	35.7
Fuel expense	1.2	1.5	1.8	2.5	(0.6)	(33.3)
Other operating expenses	4.2	5.4	3.2	4.3	1.0	31.3
Impairment of goodwill, intangibles and other assets	42.4	54.3	—	—	42.4	100.0
Total operating expenses	116.8	149.6	66.5	90.0	50.3	75.6
(Loss) income from operations	$(38.7)	(49.6)%	$7.4	10.0%	$(46.1)	(623.0)%

Truckload Expedited Services Operating Statistics

	Six months ended
	June 30,	June 30,	Percent
	2016	2015	Change

Company driver [1]	3,313	3,596	(7.9)
Owner operator [1]	24,615	15,016	63.9
Third party [1]	14,565	15,115	(3.6)
Total Miles	42,493	33,727	26.0

Revenue per mile	$1.79	$2.07	(13.5)

Cost per mile	$1.36	$1.48	(8.1)%

¹ - In thousands

Revenues

TLX revenue, which is legacy Forward Air truckload services and our pharmaceutical services, increased $4.2 million, or 5.7%, to $78.1 million for the six months ended June 30, 2016 from $73.9 million in the same period of 2015.  The increase in TLX revenue was attributable to new business wins in our legacy truckload services partially offset by a decline in pharmaceutical revenue. TLX had a 13.5% decrease in average revenue per mile and a 26.0% increase in miles driven to support revenue. TLX's revenue per mile decreased on a shift in business mix that moved away from revenue requiring use of more expensive third party transportation providers. Revenue per mile also declined due to the decrease in pharmaceutical revenue which historically has a higher revenue per mile than traditional truckload business.

Purchased Transportation

Purchased transportation costs for our TLX revenue increased $6.0 million, or 12.5%, to $53.9 million for the six months ended June 30, 2016 from $47.9 million for the six months ended June 30, 2015. For the six months ended June 30, 2016, TLX purchased transportation costs represented 69.0% of TLX revenue compared to 64.8% for the same period in 2015.  The increase in TLX purchased transportation was attributable to a 30.0% increase in non-Company miles driven during the six months ended June 30, 2016 compared to the same period in 2015. The increase in miles was slightly offset by a 9.9% decrease in non-Company cost per mile during the six months ended June 30, 2016 compared to the same period of 2015. The increase in TLX miles driven was attributable to new business wins discussed above. The decrease in cost per mile was due to TLX's ability to utilize owner operators to cover the additional miles instead of more costly third party transportation providers. The increase in TLX purchased transportation as a percentage of revenue was attributable to TLX cost per mile not decreasing in proportion with the decline in TLX revenue per mile.
Salaries, Wages, and Benefits

Salaries, wages and employee benefits of TLX increased by $0.4 million, or 4.4%, to $9.5 million in the six months ended June 30, 2016 from $9.1 million in the same period of 2015.  Salaries, wages and employee benefits were 12.2% of TLX’s operating revenue in the six months ended June 30, 2016 compared to 12.3% for the same period of 2015.  The increase in salaries, wages and employee benefits was mostly attributable to an increase in Company-driver pay as a temporary pay scale was introduced to encourage driver retention.
Depreciation and Amortization

Depreciation and amortization increased $0.6 million, or 20.7%, to $3.5 million in the six months ended June 30, 2016 from $2.9 million in the same period of 2015.  Depreciation and amortization expense as a percentage of TLX operating revenue was 4.5% in the six months ended June 30, 2016 compared to 3.9% in the same period of 2015.  The increase was due to trailers purchased at the end of 2015 and tractors purchased after the second quarter of 2015.
Insurance and Claims

TLX insurance and claims expense increased $0.5 million, or 35.7%, to $1.9 million for the six months ended June 30, 2016 from $1.4 million for the six months ended June 30, 2015.  Insurance and claims were 2.4% of operating revenue for the six months ended June 30, 2016 compared to 1.9% in the same period of 2015. The increase was due to higher vehicle insurance premiums and increased vehicle accident damage repairs. The higher insurance premiums were driven by current year insurance renewals.
Fuel Expense

TLX fuel expense decreased $0.6 million, or 33.3%, to $1.2 million for the six months ended June 30, 2016 from $1.8 million for the same period of 2015.  Fuel expense as a percentage of TLX operating revenue was 1.5% in the six months ended June 30, 2016 compared to 2.5% in the same period of 2015. The decrease as a percentage of revenue was mostly attributable to a decline in year-over-year fuel prices and Company miles.
Other Operating Expenses

Other operating expenses increased $1.0 million, or 31.3%, to $4.2 million during the six months ended June 30, 2016 from $3.2 million in the same period of 2015.  Other operating expenses were 5.4% of TLX operating revenue in the six months ended June 30, 2016 compared to 4.3% in the same period of 2015.  Approximately $0.3 million of the increase was attributable to maintenance expenses and $0.2 million of the increase was driven by operating expenses for the six months ended June 30, 2015 including a gain on the sale of equipment that did not occur in 2016. The remaining increase was due to $0.2 in legal expenses and $0.3 in additional costs to handle the expanding TLX business mentioned above.
Impairment of goodwill, intangibles and other assets
In conjunction with our policy to annually test goodwill for impairment as of June 30 we determined there were indicators of potential impairment of goodwill and other long lived assets assigned to the TQI acquisition. As a result, we performed fair value calculations as of June 30, 2016. Based on these calculations we recorded $42.4 million in total impairment charges related to TQI’s goodwill and other long lived assets.

Results from Operations
Results from operations decreased by $46.1 million to a $38.7 million loss from operations for the six months ended June 30, 2016 compared with $7.4 million in income from operations for the same period in 2015.  Excluding the impairment charges, results from operations decreased $3.6 million for the six months ended June 30, 2016 compared to the same period of 2015. Excluding the impairment charges, the deterioration in income from operations was due to the revenue decline of the pharmaceutical business and TLX revenue per mile declining at a faster pace than our cost per mile.

Pool Distribution - Six Months Ended June 30, 2016 compared to Six Months Ended June 30, 2015

The following table sets forth our historical financial data of the Pool Distribution segment for the six months ended June 30, 2016 and 2015 (in millions):

Pool Distribution Segment Information
(In millions)
(Unaudited)

	Six months ended
	June 30,	Percent of	June 30,	Percent of		Percent
	2016	Revenue	2015	Revenue	Change	Change
Operating revenue	$64.7	100.0%	$54.9	100.0%	$9.8	17.9%

Operating expenses:
Purchased transportation	17.5	27.0	15.0	27.3	2.5	16.7
Salaries, wages and employee benefits	24.7	38.2	20.7	37.7	4.0	19.3
Operating leases	5.9	9.1	4.2	7.6	1.7	40.5
Depreciation and amortization	3.0	4.7	3.0	5.5	—	—
Insurance and claims	2.1	3.2	1.8	3.3	0.3	16.7
Fuel expense	2.1	3.3	2.6	4.7	(0.5)	(19.2)
Other operating expenses	9.7	15.0	7.4	13.5	2.3	31.1
Total operating expenses	65.0	100.5	54.7	99.6	10.3	18.8
(Loss) income from operations	$(0.3)	(0.5)%	$0.2	0.4%	$(0.5)	(250.0)%

Revenues

Pool Distribution (Pool) operating revenue increased $9.8 million, or 17.9%, to $64.7 million for the six months ended June 30, 2016 from $54.9 million for the same period in 2015.  The increase was attributable to new customer business wins, current year rate increases and increased volume from previously existing customers.
Purchased Transportation

Pool purchased transportation increased $2.5 million, or 16.7%, to $17.5 million for the six months ended June 30, 2016 compared to $15.0 million for the same period of 2015.  Pool purchased transportation as a percentage of revenue was 27.0% for the six months ended June 30, 2016 compared to 27.3% for the same period of 2015.  The improvement in Pool purchased transportation as a percentage of revenue was attributable to rate increases initiated during the first quarter of 2016 which improved our revenue per mile and our purchased transportation as a percentage of revenue. The decrease was also attributable to increased agent station revenue, which has handling costs that would not contribute to purchased transportation.
Salaries, Wages, and Benefits

Pool salaries, wages and employee benefits increased $4.0 million, or 19.3%, to $24.7 million for the six months ended June 30, 2016 compared to $20.7 million for the same period of 2015.  As a percentage of Pool operating revenue, salaries, wages and benefits increased to 38.2% for the six months ended June 30, 2016 compared to 37.7% for the same period in 2015.   The deterioration in salaries, wages and benefits as a percentage of revenue was mostly the result of a $1.4 million increase in dock handler pay and a $0.3 million increase in incentives. These increases accounted for a 1.1% increase in costs as a percentage of revenue, but was partially offset by improved leverage on fixed salaries, wages and benefits as a result of the revenue increases discussed above.
Operating Leases

Operating leases increased $1.7 million, or 40.5%, to $5.9 million for the six months ended June 30, 2016 from $4.2 million for the same period in 2015.  Operating leases were 9.1% of Pool operating revenue for the six months ended June 30, 2016 compared with 7.6% in the same period of 2015.  Operating leases increased due to $1.3 million of additional facility rent expense during the second half of 2015 as certain terminals moved to larger facilities to handle additional business wins. The remaining $0.4 million increase is attributable to additional truck rentals to provide capacity at a new facility added in the second half of 2015 as well as for additional business wins throughout the network.
Depreciation and Amortization

Pool depreciation and amortization was $3.0 million for the six months ended June 30, 2016 and 2015. Depreciation and amortization expense as a percentage of Pool operating revenue was 4.7% for the six months ended June 30, 2016 compared to 5.5% in the same period of 2015. Depreciation and amortization decreased as a percentage of revenue as Pool utilized more truck rentals and owner operators instead of Company-owned equipment to provide the capacity for the increase in revenue.
Fuel Expense

Pool fuel expense decreased $0.5 million, or 19.2%, to $2.1 million for the six months ended June 30, 2016 from $2.6 million in the same period of 2015.  Fuel expenses were 3.3% of Pool operating revenue in the six months ended June 30, 2016 compared to 4.7% in the same period of 2015.  Pool fuel expenses decreased due to a decline in year-over-year fuel prices and increased utilization of owner-operators. These decreases were partially offset by the impact of the higher revenue volumes.
Other Operating Expenses

Pool other operating expenses increased $2.3 million, or 31.1%, to $9.7 million for the six months ended June 30, 2016 compared to $7.4 million for the same period of 2015.  Pool other operating expenses for the six months ended June 30, 2016 were 15.0% compared to 13.5% for the same period of 2015.  As a percentage of revenue the increase was attributable to a 0.8% increase in agent station costs and a 0.7% increase in dock related costs. Agent station costs increased on a shift in business mix that increased revenue volumes flowing to our agent stations. The dock related costs increase was mainly attributable to the start up of new business.
Results from Operations
Results from operations decreased by $0.5 million to a $0.3 million loss from operations for the six months ended June 30, 2016 compared with $0.2 million of income from operations for the same period in 2015.  Loss from operations as a percentage of Pool operating revenue was 0.5% for the six months ended June 30, 2016 compared to income from operations as a percentage of revenue of 0.4% in the same period of 2015.  The decline in Pool operating results was primarily the result of increased facility costs for the on-boarding of new business. These increases in expenses were partly offset by the increased revenue from new business wins.

Intermodal - Six Months Ended June 30, 2016 compared to Six Months Ended June 30, 2015

The following table sets forth our historical financial data of the Intermodal segment for the six months ended June 30, 2016 and 2015 (in millions):

Intermodal Segment Information
(In millions)
(Unaudited)

	Six months ended
	June 30,	Percent of	June 30,	Percent of		Percent
	2016	Revenue	2015	Revenue	Change	Change
Operating revenue	$48.8	100.0%	$50.5	100.0%	$(1.7)	(3.4)%

Operating expenses:
Purchased transportation	16.8	34.4	16.0	31.7	0.8	5.0
Salaries, wages and employee benefits	12.0	24.6	12.1	24.0	(0.1)	(0.8)
Operating leases	6.0	12.3	5.4	10.7	0.6	11.1
Depreciation and amortization	1.8	3.7	1.9	3.8	(0.1)	(5.3)
Insurance and claims	1.4	2.9	1.3	2.5	0.1	7.7
Fuel expense	1.1	2.2	1.8	3.5	(0.7)	(38.9)
Other operating expenses	4.6	9.4	6.7	13.3	(2.1)	(31.3)
Total operating expenses	43.7	89.5	45.2	89.5	(1.5)	(3.3)
Income from operations	$5.1	10.5%	$5.3	10.5%	$(0.2)	(3.8)%

Revenues

Intermodal operating revenue decreased $1.7 million, or 3.4%, to $48.8 million for the six months ended June 30, 2016 from $50.5 million for the same period in 2015.   The decrease in operating revenue was primarily attributable to the negative impact of reduced fuel surcharges, decreased rental and storage revenues and suppressed market conditions. The decrease was partially offset by volumes associated with the acquisition of Ace.

Purchased Transportation

Intermodal purchased transportation increased $0.8 million, or 5.0%, to $16.8 million for the six months ended June 30, 2016 from $16.0 million for the same period in 2015.  Intermodal purchased transportation as a percentage of revenue was 34.4% for the six months ended June 30, 2016 compared to 31.7% for the six months ended June 30, 2015.  The increase in Intermodal purchased transportation as a percentage of revenue was attributable to higher utilization of owner-operators as opposed to Company-employed drivers in select markets. The increase as a percentage of revenue was also due to a change in business mix as revenues, such as rental and storage revenues, that do not not utilize owner operators decreased for the six months ended June 30, 2016 compared to the same period of 2015.

Salaries, Wages, and Benefits

Intermodal salaries, wages and employee benefits decreased $0.1 million, or 0.8%, to $12.0 million for the six months ended June 30, 2016 compared to $12.1 million for the six months ended June 30, 2015.  As a percentage of Intermodal operating revenue, salaries, wages and benefits increased to 24.6% for the six months ended June 30, 2016 compared to 24.0% for the same period in 2015.   The deterioration in salaries, wages and employee benefits as a percentage of revenue is attributable to increased administrative staffing, wage increases and increased health insurance costs. These increases were partially offset by less reliance on Company-employed drivers.

Operating Leases

Operating leases increased $0.6 million, or 11.1%, to $6.0 million for the six months ended June 30, 2016 from $5.4 million for the same period in 2015.  Operating leases were 12.3% of Intermodal operating revenue for the six months ended June 30, 2016 compared with 10.7% in the same period of 2015.  Operating leases increased due to $0.3 million of additional truck and trailer rentals, in lieu of new equipment purchases, to provide capacity for new business wins. The remaining $0.3 million increase is attributable to increased rent expense as certain terminals moved to larger facilities to handle additional business volumes added since the second quarter of 2015.

Depreciation and Amortization

Depreciation and amortization decreased $0.1 million, or 5.3%, to $1.8 million for the six months ended June 30, 2016 from $1.9 million for the same period in 2015. Depreciation and amortization expense as a percentage of Intermodal operating revenue was 3.7% in the second quarter of 2016 compared to 3.8% in the same period of 2015. Depreciation and amortization decreased in total dollars and as a percentage of revenue as the trade name intangible asset from the CST acquisition reached its useful life in the first quarter of 2016.

Insurance and Claims

Intermodal insurance and claims expense increased $0.1 million, or 7.7%, to $1.4 million for the six months ended June 30, 2016 from $1.3 million for the six months ended June 30, 2015.   Intermodal insurance and claims were 2.9% of operating revenue for the six months ended June 30, 2016 compared with 2.5% for the same period in 2015. The increase in Intermodal insurance and claims was attributable to a $0.4 million increase in vehicle insurance premiums partially offset by a $0.2 million decrease in reserves for accident claims.

Fuel Expense

Intermodal fuel expense decreased $0.7 million, or 38.9%, to $1.1 million for the six months ended June 30, 2016 from $1.8 million in the same period of 2015.  Fuel expenses were 2.2% of Intermodal operating revenue in the second quarter of 2016 compared to 3.5% in the second quarter of 2015.  Intermodal fuel expenses decreased primarily as a result of the year-over-year decline in fuel prices, declining revenue and increased utilization of owner-operators.

Other Operating Expenses

Intermodal other operating expenses decreased $2.1 million, or 31.3%, to $4.6 million for the six months ended June 30, 2016 compared to $6.7 million for the same period of 2015.  Intermodal other operating expenses for the second quarter of 2016 were 9.4% compared to 13.3% for the same period of 2015.  The decrease in Intermodal other operating expenses was due mostly to a $1.8 million decline in container related rental and storage charges. The remaining decrease was due to declining maintenance expenses and other variable costs corresponding with the decrease in revenue.

Income from Operations

Intermodal’s income from operations decreased by $0.2 million, or 3.8%, to $5.1 million for the second quarter of 2016 compared with $5.3 million for the same period in 2015.  Income from operations as a percentage of Intermodal operating revenue was 10.5% for the six months ended June 30, 2016 and 2015.  The deterioration in operating income was primarily attributable to the negative impact in revenue of decreased fuel surcharges and suppressed market conditions.

Other Operations

Other operating activity improved from a $20.4 million operating loss during the six months ended June 30, 2015 to a $1.0 million operating loss during the six months ended June 30, 2016. The year-over-year improvement in other operations and corporate activities was largely due to $18.7 million of Towne acquisition and integration costs included in results for the six months ended June 30, 2015 and no similar costs being included in the same period of 2016. The prior year acquisition and integration costs included $2.5 million of severance obligations and $8.7 million in reserves for remaining net payments, on duplicate facilities vacated during the six months ended June 30, 2015. The expenses associated with the severance obligations and vacated, duplicate facility costs were recognized in the salaries, wages and benefits and operating lease line items, respectively. During the six months ended June 30, 2015, we also incurred expense of $7.5 million for various other integration and transaction related costs which are largely included in other operating expenses. The $1.0 million in operating loss included in other operations and corporate activities for the six months ended June 30, 2016, was primarily for increases to loss development factors resulting from our bi-annual actuary analysis of our vehicle and workers' compensation claims. Other operating activity for the six months ended June 30, 2015 included approximately $1.9 million of additional expenses associated with our bi-annual actuary analysis. These loss development adjustments were kept at the corporate level and not passed through to our segments.

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

Valuation of Goodwill and Other Long Term Assets

We test our goodwill for impairment annually or more frequently if events or circumstances indicate impairment may exist. Examples of such events or circumstances could include a significant change in business climate or a loss of significant customers. We complete our annual analysis of our reporting units as of the last day of our second quarter, June 30th. We first consider our reporting unit and related components in accordance with U.S. GAAP. Goodwill is allocated to reporting units that are expected to benefit from the business combinations generating the goodwill. We have five reporting units - Expedited LTL, TLX Forward Air, Intermodal, Pool Distribution and Total Quality, Inc. ("TQI"). The TLX Forward Air and the TQI reporting units are assigned to the TLX Expedited Services reporting segment. In evaluating reporting units, we first assess qualitative factors to determine whether it is more likely than not that the fair value of any of its reporting units is less than its carrying amount, including goodwill. When performing the qualitative assessment, we consider the impact of factors including, but not limited to, macroeconomic and industry conditions, overall financial performance of each reporting unit, litigation and new legislation. If based on the qualitative assessments, we believe it is more likely than not that the fair value of any reporting unit is less than the reporting unit's carrying amount, or periodically as deemed appropriate by management, we will prepare an estimation of the respective reporting unit's fair value utilizing a quantitative approach. If this estimation of fair value indicates that impairment potentially exists, we will then measure the amount of the impairment, if any. Goodwill impairment exists when the calculated implied fair value of goodwill is less than its carrying value.
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
In 2016, we performed a fair value estimation for each reporting unit, except Intermodal as we did not believe it was more likely than not that Intermodal's fair value was less than the carrying amount. Currently, there is no goodwill assigned to the TLX Forward Air reporting unit. Our 2016 calculations for LTL and Pool Distribution indicated that, as of June 30, 2016, the fair value of each reporting unit exceeded their carrying value by approximately 122.0% and 76.0%, respectively. However, due to TQI's financial performance falling notably short of our previous projections, declining revenue from significant customers and strategic initiatives not having the required impact on financial results, we reduced TQI's projected cash flows and as a result our estimate of TQI's fair value no longer exceeded the respective carrying value. We concluded that an impairment loss was probable and could be reasonably estimated. Consequently, we recorded an estimated goodwill impairment charge of $25.7 million for the TQI reporting unit.
Additionally, the Company reviews its other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In conjunction with the TQI impairment calculations we obtained fair value information or prepared new fair value calculations for TQI's other long term assets. Impairment is recognized on assets classified as held and used when the sum of undiscounted estimated cash flows expected to result from the use of the asset is less than the carrying value. If such measurement indicates a possible impairment, the estimated fair value of the asset is compared to its net book value to measure the impairment charge, if any. Through our TQI goodwill impairment calculations we determined there were indicators that TQI's customer relationship and non-compete intangible assets were impaired as the undiscounted cash flows associated with the applicable assets exceeded the related assets' net book values. We then estimated the current market values of the customer relationship and non-compete assets using an income approach (level 3). Under this method, an intangible asset's fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To calculate fair value, we used cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset. We believe that the level and timing of cash flows appropriately reflect market participant assumptions. As a result of these calculations, we recorded an impairment charge of $16.5 million.
In addition, during the three months ended June 30, 2016, we also discontinued use of an owned maintenance facility and began efforts to sell the property. In conjunction with these actions, we incurred a $0.2 million impairment charge that was estimated using current offers we received to sell the property (level 1).
For our 2016 analysis, the significant assumptions used for the income approach were 10 years of projected net cash flows and the following discount and long-term growth rates:

	LTL	Pool Distribution	TQI
Discount rate	12.5%	17.0%	14.5%
Long-term growth rate	5.0%	5.0%	4.0%
As shown with the TQI impairment, these estimates used to calculate the fair value of each reporting unit change from year to year based on operating results, market conditions, and other factors. Changes in these estimates and assumptions could materially affect the determination of the reporting unit's fair value and goodwill impairment for the reporting unit.

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

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital expenditures, with cash flows from operations and borrowings under our bank lines of credit. Net cash provided by operating activities totaled approximately $61.2 million for the six months ended June 30, 2016 compared to approximately $18.6 million for the six months ended June 30, 2015. The $42.6 million increase in cash provided by operating activities is mainly attributable to a $33.1 million increase in net earnings after consideration of non-cash items, a $5.9 million decrease in cash used to fund accounts payable and prepaid assets and a $3.6 million increase in cash collected from accounts receivable. The decreases in cash used for accounts payable and prepaid assets is mainly attributable to the prior year having cash paid to settle trade payables assumed with the Towne acquisition. The increase in cash received from accounts receivables is attributable to improved collections on accounts receivable subsequent to the Towne acquisition.

Net cash used in investing activities was approximately $17.2 million for the six months ended June 30, 2016 compared with approximately $73.8 million used in investing activities during the six months ended June 30, 2015. Investing activities during the six months ended June 30, 2016 consisted primarily of $1.7 million used to acquire Ace, which rolled into the Intermodal segment, and net capital expenditures of $14.9 million primarily for new trailers, forklifts, computer hardware and internally developed software.  Investing activities during the six months ended June 30, 2015 consisted primarily of $61.9 million used to acquire Towne and net capital expenditures of $11.3 million primarily for new tractors and trailers to replace aging units. The proceeds from disposal of property and equipment during the six months ended June 30, 2016 and 2015 were primarily from sales of older trailers and vehicles.

Net cash used in financing activities totaled approximately $55.6 million for the six months ended June 30, 2016 compared with net cash provided by financing activities of $56.3 million for the six months ended June 30, 2015.  The $111.9 million change in cash from financing activities was attributable to the prior year including $125.0 million of proceeds from executing a two year term loan in conjunction with the Towne acquisition. This was partly offset by a $45.4 million decrease in payments on debt and capital leases. Additionally, there was a $12.4 million decrease in cash from employee stock transactions and related tax benefits. Payments on debt and capital leases decreased as the result of 2015 included the settlement of debt assumed with the acquisition of Towne. The six months ended June 30, 2016 also included $20.0 million used to repurchase shares of our common stock, while no stock was repurchased during the six months ended June 30, 2015.

On February 4, 2015, we entered into a five-year senior, unsecured credit facility (the “Facility”) with a maximum aggregate principal amount of $275.0 million, including a revolving credit facility of $150.0 million and a term loan facility of $125.0 million. The revolving credit facility has a sublimit of $25.0 million for letters of credit and a sublimit of $15.0 million for swing line loans. The revolving credit facility is scheduled to expire in February 2020 and may be used to refinance our existing indebtedness and for working capital, capital expenditures and other general corporate purposes. Unless we elect otherwise under the credit agreement, interest on borrowings under the Facility are based on the highest of (a) the federal funds rate plus 0.5%, (b) the administrative agent's prime rate and (c) the LIBOR Rate plus 1.0%, in each case plus a margin that can range from 0.1% to 0.6% with respect to the term loan facility and from 0.3% to 0.8% with respect to the revolving credit facility depending on our ratio of consolidated funded indebtedness to earnings as set forth in the credit agreement. The Facility contains financial covenants and other covenants that, among other things, restrict our ability, without the approval of the lenders, to engage in certain mergers, consolidations, asset sales, investments, transactions or to incur liens or indebtedness, as set forth in the credit agreement. As of June 30, 2016, we had no borrowings outstanding under the revolving credit facility. At June 30, 2016, we had utilized $10.1 of availability for outstanding letters of credit and had $139.9 of available borrowing capacity outstanding under the revolving credit facility.

In conjunction with the acquisition of Towne, we borrowed $125.0 million on the available term loan. The term loan is payable in quarterly installments of 11.1% of the original principal amount of the term loan plus accrued and unpaid interest, and matures in March 2017. The interest rate on the term loan was 1.8% at June 30, 2016. The remaining balance on the term loan was $55.6 million as of June 30, 2016 and is a current liability.

On February 7, 2014, our Board of Directors approved a stock repurchase authorization for up to two million shares of our common stock. During the three months ended June 30, 2016, we repurchased 221,441 for $9,996, or $45.14 per share. During the six months ended June 30, 2016, we repurchased 454,385 for $19,991, or $44.00 per share. There were no shares repurchased by the Company for the three and six months ended June 30, 2015. As of June 30, 2016, 241,232 shares remain that may be repurchased.

On July 21, 2016, our Board of Directors cancelled the Company’s remaining 2014 share repurchase authorization and approved a stock repurchase authorization for up to three million shares of the Company’s common stock.
During each quarter of 2015 and the first and second quarter of 2016, our Board of Directors declared a cash dividend of $0.12 per share of common stock. We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three and six months ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

On February 7, 2014, the Board of Directors approved a stock repurchase program for up to 2.0 million shares of the Company’s common stock and as of June 30, 2016, 241,232 shares remained available under that authorization. On July 21, 2016, our Board of Directors approved a stock repurchase authorization for up to three million shares of the Company’s common stock and cancelled the Company’s remaining 2014 share repurchase authorization.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
April 1-30, 2016	221,441	$45	221,441	241,232
May 1-31, 2016	—	—	—	—
June 1-30, 2016	—	—	—	—
Total	221,441	$45	221,441	241,232

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

On July 21, 2016, our Board of Directors approved a stock repurchase authorization for up to three million shares of the Company’s common stock. In connection with this action, the Board of Directors canceled the Company’s 2014 share repurchase authorization. The amount and timing of any repurchases under the Company’s new repurchase authorization will be at such prices as determined by management of the Company. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. Share repurchases may be commenced or suspended from time to time for any reason.

Item 6.	Exhibits.

In accordance with SEC Release No. 33-8212, Exhibits 32.1 and 32.2 are to be treated as “accompanying” this report rather than “filed” as part of the report.

No.	Exhibit
3.1
Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999 (File No. 0-22490))

3.2
Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3-1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 6, 2009 (File No. 0-22490))

4.1
Form of Forward Air Corporation Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998 (File No. 0-22490))

10.1
Michael J. Morris Offer Letter dated as of May 24, 2016 (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2016 (File No. 0-22490))

10.2	Form of Employee Restricted Share Agreement under the Registrant’s 2016 Omnibus Incentive Compensation Plan
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Forward Air Corporation
Date: July 27, 2016	By:	/s/ Michael J. Morris
Michael J. Morris Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer)

By:	/s/ Michael P. McLean
Michael P. McLean Chief Accounting Officer, Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

No.	Exhibit
3.1
Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999 (File No. 0-22490))

3.2
Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3-1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 6, 2009 (File No. 0-22490))

4.1
Form of Forward Air Corporation Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998 (File No. 0-22490))

10.1
Michael J. Morris Offer Letter dated as of May 24, 2016 (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2016 (File No. 0-22490))

10.2	Form of Employee Restricted Share Agreement under the Registrant’s 2016 Omnibus Incentive Compensation Plan
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase