Form 10-Q
period 2016-09-30
FORWARD AIR CORP
filed 2016-10-26
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2016
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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of October 20, 2016 was 30,523,021.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited).

Forward Air Corporation
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)
(Unaudited)
	September 30, 2016	December 31, 2015
Assets
Current assets:
Cash	$11,312	$33,312
Accounts receivable, less allowance of $1,924 in 2016 and $2,405 in 2015	115,327	109,165
Other current assets	17,321	30,980
Total current assets	143,960	173,457

Property and equipment	369,582	343,147
Less accumulated depreciation and amortization	172,348	155,859
Total property and equipment, net	197,234	187,288
Goodwill and other acquired intangibles:
Goodwill	184,675	205,609
Other acquired intangibles, net of accumulated amortization of $58,943 in 2016 and $51,212 in 2015	109,041	127,800
Total net goodwill and other acquired intangibles	293,716	333,409
Other assets	6,603	5,778
Total assets	$641,513	$699,932

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$18,415	$23,334
Accrued expenses	30,843	29,823
Current portion of debt and capital lease obligations	41,866	55,887
Total current liabilities	91,124	109,044

Long-term debt and capital lease obligations, less current portion	814	28,617
Other long-term liabilities	14,726	12,340
Deferred income taxes	39,007	39,876

Shareholders’ equity:
Preferred stock	—	—
Common stock, $0.01 par value: Authorized shares - 50,000,000, Issued and outstanding shares - 30,283,518 in 2016 and 30,543,864 in 2015	303	305
Additional paid-in capital	174,450	160,855
Retained earnings	321,089	348,895
Total shareholders’ equity	495,842	510,055
Total liabilities and shareholders’ equity	$641,513	$699,932

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Operating revenue	$249,552	$247,093	$717,737	$702,705

Operating expenses:
Purchased transportation	105,039	104,434	300,783	301,253
Salaries, wages and employee benefits	60,161	59,025	175,857	174,815
Operating leases	16,215	17,072	44,684	51,105
Depreciation and amortization	9,399	9,399	28,409	27,601
Insurance and claims	7,170	5,161	19,213	16,531
Fuel expense	3,416	3,826	9,375	12,034
Other operating expenses	23,452	23,575	65,218	66,608
Impairment of goodwill, intangibles and other assets	—	—	42,442	—
Total operating expenses	224,852	222,492	685,981	649,947
Income from operations	24,700	24,601	31,756	52,758

Other income (expense):
Interest expense	(216)	(554)	(1,230)	(1,489)
Other, net	(4)	10	(149)	(127)
Total other income (expense)	(220)	(544)	(1,379)	(1,616)
Income before income taxes	24,480	24,057	30,377	51,142
Income tax expense	12,549	8,370	15,413	18,795
Net income and comprehensive income	$11,931	$15,687	$14,964	$32,347

Net income per share:
Basic	$0.39	$0.51	$0.49	$1.04
Diluted	$0.39	$0.50	$0.49	$1.03

Dividends per share:	$0.12	$0.12	$0.36	$0.36

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended
	September 30, 2016	September 30, 2015

Operating activities:
Net income	$14,964	$32,347
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	28,409	27,601
Impairment of goodwill, intangible and other assets	42,442	—
Share-based compensation	6,204	5,562
Loss (gain) on disposal of property and equipment	201	(3)
Provision for loss on receivables	268	463
Provision for revenue adjustments	1,570	3,391
Deferred income tax	661	5,546
Excess tax benefit for stock options exercised	(137)	(2,365)
Changes in operating assets and liabilities
Accounts receivable	(8,000)	866
Other current assets	13,083	(1,531)
Accounts payable and accrued expenses	(5,057)	(14,562)
Net cash provided by operating activities	94,608	57,315

Investing activities:
Proceeds from disposal of property and equipment	1,795	1,200
Purchases of property and equipment	(28,725)	(18,541)
Acquisition of business, net of cash acquired	(11,800)	(61,878)
Other	(673)	(598)
Net cash used in investing activities	(39,403)	(79,817)

Financing activities:
Proceeds from term loan	—	125,000
Payments of debt and capital lease obligations	(41,825)	(87,367)
Proceeds from exercise of stock options	7,041	11,351
Payments of cash dividends	(10,987)	(11,133)
Repurchase of common stock (repurchase program)	(29,986)	(9,996)
Common stock issued under employee stock purchase plan	215	228
Excess tax benefit for stock options exercised	137	2,365
Cash settlement of share-based awards for minimum tax withholdings	(1,800)	(1,931)
Net cash (used in) provided by financing activities	(77,205)	28,517
Net (decrease) increase in cash	(22,000)	6,015
Cash at beginning of period	33,312	41,429
Cash at end of period	$11,312	$47,444

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2016

1.    Basis of Presentation

Forward Air Corporation's (“the Company”, “We”, “Our”) services can be classified into four principal reportable segments: Expedited LTL, Expedited Truckload Services (“TLX”), Intermodal and Pool Distribution (See note 11).

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company’s operating results are subject to seasonal trends when measured on a quarterly basis; therefore operating results for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016. For further information, refer to the consolidated financial statements and notes thereto included in the Forward Air Corporation Annual Report on Form 10-K for the year ended December 31, 2015.

The accompanying unaudited condensed consolidated financial statements of the Company include Forward Air Corporation and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

2.    Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued guidance that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital (APIC) pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance is effective in 2017 with early adoption permitted. We plan to adopt this guidance in January 2017 and while the elimination of APIC pools will result in increased volatility of our effective tax rate, the overall impact is expected to be minimal.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2016

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
September 30, 2016

were fully integrated into the Company's existing networks and operations, the Company is not able to provide the revenue and operating results from Towne included in our consolidated revenue and results since the date of acquisition.
Effective with the acquisition of Towne, the Company immediately entered into a restructuring plan to remove duplicate costs, primarily in the form of, but not limited to salaries, wages and benefits and facility leases. As a result of these plans, during the nine months ended September 30, 2015 the Company recognized expense and recorded liabilities of $2,588 and $11,290 for severance obligations and remaining net payments on vacated, duplicate facilities, respectively. The expenses associated with the severance obligations and vacated, duplicate facilities were recognized in the salaries, wages and benefits and operating lease line items, respectively. During the nine months ended September 30, 2015, the Company also incurred expense of $9,059 for various other integration and transaction related costs which are largely included in other operating expenses.
In conjunction with the Towne acquisition, the Company vacated certain duplicate facilities under long-term non-cancelable leases and recorded contract termination costs. As of September 30, 2016, the Company's reserve for remaining payments on vacated facilities was $4,775. During the three and nine months ended September 30, 2016, we paid $700 and $3,862 respectively in recurring payments on these non-cancelable leases.
Acquisition of Triumph and Ace

As part of the Company's strategy to expand its Intermodal operations, in August 2016, we acquired certain assets of Triumph Transport, Inc. and Triumph Repair Service, Inc. (together referred to as “Triumph”) for $10,100 and a potential earnout of $1,250. The assets, liabilities, and operating results of Triumph have been included in the Company's consolidated financial statements from the date of acquisition and have been assigned to the Intermodal reportable segment.
In January 2016, the Company also acquired certain assets of Ace Cargo, LLC ("Ace") for $1,700. The assets, liabilities, and operating results of Ace have been included in the Company's consolidated financial statements from the date of acquisition and have been assigned to the Intermodal reportable segment.
Allocations of Purchase Prices
The following table presents the allocations of the Towne, Triumph and Ace purchase prices to the assets acquired and liabilities assumed based on their estimated fair values and resulting residual goodwill (in thousands):

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2016

	Triumph & Ace	Towne
	2016	March 9, 2015
Tangible assets:
Accounts receivable	$—	$24,068
Prepaid expenses and other current assets	—	2,916
Property and equipment	1,294	2,095
Other assets	—	614
Total tangible assets	1,294	29,693
Intangible assets:
Non-compete agreements	139	—
Customer relationships	5,335	66,000
Goodwill	6,282	59,666
Total intangible assets	11,756	125,666
Total assets acquired	13,050	155,359

Liabilities assumed:
Current liabilities	—	28,920
Other liabilities	1,250	3,886
Debt and capital lease obligations	—	59,544
Deferred income taxes	—	1,131
Total liabilities assumed	1,250	93,481
Net assets acquired	$11,800	$61,878

The acquired definite-live intangible assets have the following useful lives:

Useful Lives
	Triumph & Ace	Towne
Customer relationships	15 years	20 years
Non-compete agreements	5 years	-
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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2016

	Nine months ended
	September 30, 2016	September 30, 2015
Operating revenue	$717,737	$736,932
Income from operations	31,756	50,451
Net income	14,964	29,868
Net income per share
Basic	$0.49	$0.97
Diluted	$0.49	$0.96
The unaudited pro forma consolidated results for the nine month periods are based on the historical financial information of Towne. The unaudited pro forma consolidated results incorporate historical financial information since January 1, 2015. The historical financial information has been adjusted to give effect to pro forma adjustments that are: (i) directly attributable to the acquisition, (ii) factually supportable and (iii) expected to have a continuing impact on the combined results. The unaudited pro forma consolidated results are not necessarily indicative of what the Company’s consolidated results of operations actually would have been had it completed these acquisitions on January 1, 2015.
Goodwill
The Company conducted its annual impairment assessments and tests of goodwill for each reporting unit as of June 30, 2016.  The first step of the goodwill impairment test is the Company's assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the reporting unit's carrying amount, including goodwill. When performing the qualitative assessment, the Company considers the impact of factors including, but not limited to, macroeconomic and industry conditions, overall financial performance of each reporting unit, litigation and new legislation. If based on the qualitative assessments, the Company believes it more likely than not that the fair value of a reporting unit is less than the reporting unit's carrying amount, or periodically as deemed appropriate by management, the Company will prepare an estimation of the respective reporting unit's fair value utilizing a quantitative approach.  If a quantitative fair value estimation is required, the Company estimates the fair value of the applicable reportable units, using a combination of discounted projected cash flows and market valuations for comparable companies as of the valuation date.  The Company's inputs into the fair value estimates for goodwill are classified within level 3 of the fair value hierarchy as defined in the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“the FASB Codification”). If this estimation of fair value indicates that impairment potentially exists, the Company will then measure the amount of the impairment, if any.  Goodwill impairment exists when the estimated implied fair value of goodwill is less than its carrying value.  Changes in strategy or market conditions could significantly impact these fair value estimates and require adjustments to recorded asset balances.

Our 2016 assessments and calculations for LTL, Intermodal and Pool Distribution indicated that, as of June 30, 2016, the fair value of each reporting unit exceeded their carrying value. However, due to the financial performance of the Total Quality, Inc. ("TQI") reporting unit falling notably short of previous projections, declining revenue from significant customers and strategic initiatives not having the required impact on financial results, the Company reduced TQI's projected cash flows and as a result the estimate of TQI's fair value no longer exceeded the respective carrying value. As a result of these assessments, the Company concluded that an impairment loss was probable and could be reasonably estimated for the TQI reporting unit, which is included in the TLX reportable segment. Consequently, the Company recorded a goodwill impairment charge of $25,686 for the TQI reporting unit during the three months ended June 30, 2016.

The following is a summary of the changes in goodwill for the nine months ended September 30, 2016. Approximately $100,156 of goodwill, not including the goodwill acquired with the Towne acquisition, is deductible for tax purposes.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2016

	Expedited LTL		Expedited Truckload		Pool Distribution		Intermodal		Total
		Accumulated		Accumulated		Accumulated		Accumulated
	Goodwill	Impairment	Goodwill	Impairment	Goodwill	Impairment	Goodwill	Impairment	Net
Beginning balance, December 31, 2015	$99,123	$—	$45,164	$—	$12,359	$(6,953)	$55,916	$—	$205,609
Triumph and Ace Acquisition	—	—	—	—	—	—	6,282	—	6,282
TQI impairment	—	—	—	(25,686)	—	—	—	—	(25,686)
Adjustment to Towne acquisition	(1,530)	—	—	—	—	—	—	—	(1,530)
Ending balance, September 30, 2016	$97,593	$—	$45,164	$(25,686)	$12,359	$(6,953)	$62,198	$—	$184,675
Additionally, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is recognized on assets classified as held and used when the sum of undiscounted estimated cash flows expected to result from the use of the asset is less than the carrying value. If such measurement indicates a possible impairment, the estimated fair value of the asset is compared to its net book value to measure the impairment charge, if any. In conjunction with the TQI goodwill impairment assessment the Company determined there were indicators that TQI's customer relationship and non-compete intangible assets were impaired as the undiscounted cash flows associated with the applicable assets no longer exceeded the related assets' net book values. The Company then estimated the current market values of the customer relationship and non-compete assets using an income approach (level 3). Under this method, an intangible asset's fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To estimate fair value, the Company used cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset. The Company believes that the level and timing of cash flows appropriately reflect market participant assumptions. As a result of these estimates the Company recorded an impairment charge of $16,501 related to TQI customer relationships.

The Company is still in the process of finalizing certain valuations related to the goodwill and customer relationship impairment analyses. Adjustments, if any, to its estimates as a result of completing its valuation analysis will be recorded during the three months ended December 31, 2016.

In addition, during the three months ended June 30, 2016, the Company also discontinued use of an owned maintenance facility and began efforts to sell the property. In conjunction with these actions, the Company incurred a $255 impairment charge that was estimated using current offers received to sell the property less estimated cost to sell the facility.

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

Employee Activity - Stock Options

Stock option grants to employees generally expire seven years from the grant date and typically vest ratably over a three-year period.  The Company used the Black-Scholes option-pricing model to estimate the grant-date fair value of options granted.  The weighted-average fair value of options granted and assumptions used to estimate their fair value during the three and nine months ended September 30, 2016 and 2015 were as follows:

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2016

	Three months ended
	September 30, 2016	September 30, 2015
Expected dividend yield	—%	1.2%
Expected stock price volatility	—%	29.8%
Weighted average risk-free interest rate	—%	1.4%
Expected life of options (years)	—	4.5
Weighted average grant date fair value	$—	$12

	Nine months ended
	September 30, 2016	September 30, 2015
Expected dividend yield	1.0%	1.0%
Expected stock price volatility	29.0%	33.7%
Weighted average risk-free interest rate	1.3%	1.6%
Expected life of options (years)	6.0	6.0
Weighted average grant date fair value	$12	$16

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2016

The following tables summarize the Company’s employee stock option activity and related information:

	Three months ended September 30, 2016
				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Options	Exercise	Value	Contractual
	(000)	Price	(000)	Term
Outstanding at June 30, 2016	855	$34
Granted	—	—
Exercised	(263)	23
Forfeited	—	—
Outstanding at September 30, 2016	592	$40	$3,355	4.0
Exercisable at September 30, 2016	364	$36	$3,351	2.8

	Three months ended
	September 30, 2016	September 30, 2015
Share-based compensation for options	$377	$352
Tax benefit for option compensation	$140	$137
Unrecognized compensation cost for options, net of estimated forfeitures	$2,036	$1,977
Weighted average period over which unrecognized compensation will be recognized (years)	1.9

	Nine months ended September 30, 2016
				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Options	Exercise	Value	Contractual
	(000)	Price	(000)	Term
Outstanding at December 31, 2015	786	$32
Granted	122	44
Exercised	(311)	23
Forfeited	(5)	38
Outstanding at September 30, 2016	592	$40	$3,355	4.0
Exercisable at September 30, 2016	364	$36	$3,351	2.8

	Nine months ended
	September 30, 2016	September 30, 2015
Share-based compensation for options	$1,101	$1,029
Tax benefit for option compensation	$407	$403
Unrecognized compensation cost for options, net of estimated forfeitures	$2,036	$1,977
Weighted average period over which unrecognized compensation will be recognized (years)	1.9

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2016

Employee Activity - Non-vested Shares

Non-vested share grants to employees vest ratably over a three-year period.  The non-vested shares’ fair values were estimated using closing market prices on the day of grant. The following tables summarize the Company’s employee non-vested share activity and related information:

	Three months ended September 30, 2016
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at June 30, 2016	228	$45
Granted	—	—
Vested	(1)	47
Forfeited	(3)	45
Outstanding and non-vested at September 30, 2016	224	$45	$10,173

	Three months ended
	September 30, 2016	September 30, 2015
Share-based compensation for non-vested shares	$1,176	$1,031
Tax benefit for non-vested share compensation	$434	$403
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$7,147	$6,148
Weighted average period over which unrecognized compensation will be recognized (years)	2.0

	Nine months ended September 30, 2016
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2015	191	$46
Granted	134	44
Vested	(94)	44
Forfeited	(7)	46
Outstanding and non-vested at September 30, 2016	224	$45	$10,173

	Nine months ended
	September 30, 2016	September 30, 2015
Share-based compensation for non-vested shares	$3,434	$3,042
Tax benefit for non-vested share compensation	$1,270	$1,190
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$7,147	$6,148
Weighted average period over which unrecognized compensation will be recognized (years)	2.0

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2016

Employee Activity - Performance Shares

The Company annually grants performance shares to key employees.  Under the terms of the performance share agreements, on the third anniversary of the grant date, the Company will issue to the employees a calculated number of common stock shares based on the three year performance of the Company’s total shareholder return as compared to the total shareholder return of a selected peer group.  No shares may be issued if the Company's total shareholder return outperforms 30% or less of the peer group, but the number of shares issued may be doubled if the Company's total shareholder return performs better than 90% of the peer group.  The fair value of the performance shares was estimated using a Monte Carlo simulation. The weighted average assumptions used in the Monte Carlo estimate were as follows:

	Nine months ended
	September 30, 2016	September 30, 2015
Expected stock price volatility	22.3%	23.5%
Weighted average risk-free interest rate	0.8%	1.0%

The following tables summarize the Company’s employee performance share activity, assuming median share awards, and related information:

	Three months ended September 30, 2016
		Weighted-	Aggregate
	Performance	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at June 30, 2016	80	$55
Granted	—	—
Additional shares awarded based on performance	—	—
Vested	—	—
Outstanding and non-vested at September 30, 2016	80	$55	$4,373

	Three months ended
	September 30, 2016	September 30, 2015
Share-based compensation for performance shares	$367	$337
Tax benefit for performance share compensation	$136	$132
Unrecognized compensation cost for performance shares, net of estimated forfeitures	$2,076	$2,062
Weighted average period over which unrecognized compensation will be recognized (years)	1.8

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2016

	Nine months ended September 30, 2016
		Weighted-	Aggregate
	Performance	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2015	77	$52
Granted	29	49
Additional shares awarded based on performance	7	40
Vested	(33)	40
Outstanding and non-vested at September 30, 2016	80	$55	$4,373

	Nine months ended
	September 30, 2016	September 30, 2015
Share-based compensation for performance shares	$1,080	$972
Tax benefit for performance share compensation	$400	$380
Unrecognized compensation cost for performance shares, net of estimated forfeitures	$2,076	$2,062
Weighted average period over which unrecognized compensation will be recognized (years)	1.8

Employee Activity - Employee Stock Purchase Plan
Under the 2005 Employee Stock Purchase Plan (the “ESPP”), which has been approved by shareholders, the Company is authorized to issue up to a remaining 387,395 shares of common stock to employees of the Company. These shares may be issued at a price equal to 90% of the lesser of the market value on the first day or the last day of each six-month purchase period. Common stock purchases are paid for through periodic payroll deductions and/or up to two large lump sum contributions. For the nine months ended September 30, 2016, participants under the plan purchased 5,592 shares at an average price of $38.50 per share. For the nine months ended September 30, 2015, participants under the plan purchased 5,087 shares at an average price of $44.74 per share. The weighted-average fair value of each purchase right under the ESPP granted for the nine months ended September 30, 2016, which is equal to the discount from the market value of the common stock at the end of each six month purchase period, was $6.03 per share. The weighted-average fair value of each purchase right under the ESPP granted for the nine months ended September 30, 2015, which is equal to the discount from the market value of the common stock at the end of each six month purchase period, was $7.52 per share. Share-based compensation expense of $34 and $37 was recognized during the nine months ended September 30, 2016 and 2015, respectively.

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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2016

	Three months ended September 30, 2016
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at June 30, 2016	16	$44
Granted	—	—
Vested	—	—
Outstanding and non-vested at September 30, 2016	16	$44	$688

	Three months ended
	September 30, 2016	September 30, 2015
Share-based compensation for non-vested shares	$173	$166
Tax benefit for non-vested share compensation	$64	$65
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$419	$424
Weighted average period over which unrecognized compensation will be recognized (years)	0.6

	Nine months ended September 30, 2016
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2015	15	$51
Granted	16	44
Vested	(15)	51
Outstanding and non-vested at September 30, 2016	16	$44	$688

	Nine months ended
	September 30, 2016	September 30, 2015
Share-based compensation for non-vested shares	$555	$482
Tax benefit for non-vested share compensation	$198	$189
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$419	$424
Weighted average period over which unrecognized compensation will be recognized (years)	0.6

5.    Senior Credit Facility

On February 4, 2015, the Company entered into a five-year senior, unsecured credit facility (the “Facility”) with a maximum aggregate principal amount of $275,000, including a revolving credit facility of $150,000 and a term loan facility of $125,000. The revolving credit facility has a sublimit of $25,000 for letters of credit and a sublimit of $15,000 for swing line loans. The revolving credit facility is scheduled to expire in February 2020 and may be used to refinance existing indebtedness of the Company and for working capital, capital expenditures and other general corporate purposes. Unless the Company elects otherwise under the credit agreement, interest on borrowings under the Facility are based on the highest of (a) the federal funds rate plus 0.5%, (b)

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2016

the administrative agent's prime rate and (c) the LIBOR Rate plus 1.0%, in each case plus a margin that can range from 0.1% to 0.6% with respect to the term loan facility and from 0.3% to 0.8% with respect to the revolving credit facility depending on the Company’s ratio of consolidated funded indebtedness to earnings as set forth in the credit agreement. The Facility contains financial covenants and other covenants that, among other things, restrict the ability of the Company, without the approval of the lenders, to engage in certain mergers, consolidations, asset sales, investments, transactions or to incur liens or indebtedness, as set forth in the credit agreement. As of September 30, 2016, the Company had no borrowings outstanding under the revolving credit facility. At September 30, 2016, the Company had utilized $9,414 of availability for outstanding letters of credit and had $140,586 of available borrowing capacity outstanding under the revolving credit facility.

In conjunction with the acquisition of Towne (see note 3), the Company borrowed $125,000 on the available term loan. The term loan is payable in quarterly installments of 11.1% of the original principal amount of the term loan plus accrued and unpaid interest, and matures in March 2017. The interest rate on the term loan was 1.8% at September 30, 2016. The remaining balance on the term loan was $41,675 as of September 30, 2016 and is a current liability. The balance on the term loan was $83,338 and the interest rate was 1.5% as of December 31, 2015.

6.    Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three months ended		Nine months ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Numerator:
Net income and comprehensive income	$11,931	$15,687	$14,964	$32,347
Income allocated to participating securities	(93)	(104)	(114)	(215)
Numerator for basic and diluted income per share - net income	$11,838	$15,583	$14,850	$32,132
Denominator (in thousands):
Denominator for basic income per share - weighted-average shares	30,191	30,715	30,316	30,750
Effect of dilutive stock options (in thousands)	117	250	151	300
Effect of dilutive performance shares (in thousands)	30	33	29	34
Denominator for diluted income per share - adjusted weighted-average shares	30,338	30,998	30,496	31,084
Basic net income per share	$0.39	$0.51	$0.49	$1.04
Diluted net income per share	$0.39	$0.50	$0.49	$1.03

The number of instruments that could potentially dilute net income per basic share in the future, but that were not included in the computation of net income per diluted share because to do so would have been anti-dilutive for the periods presented, are as follows:

	September 30, 2016	September 30, 2015
Anti-dilutive stock options (in thousands)	309	176
Anti-dilutive performance shares (in thousands)	—	23
Anti-dilutive non-vested shares and deferred stock units (in thousands)	—	—
Total anti-dilutive shares (in thousands)	309	199

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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2016

For the three and nine months ended September 30, 2016 and 2015, the effective income tax rates varied from the statutory federal income tax rate of 35.0%, primarily as a result of the effect of state income taxes, net of the federal benefit, and permanent differences between book and tax net income. The combined federal and state effective tax rate for the nine months ended September 30, 2016 was 50.7% compared to a rate of 36.8% for the same period in 2015.  The increase in the 2016 effective tax rate was attributable to the TQI goodwill write off (Note 3) that is not deductible for tax purposes.

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

	September 30, 2016
	Carrying Value	Fair Value
Capital leases	$1,103	$1,220

The Company's fair value estimates for the above financial instruments are classified within level 3 of the fair value hierarchy.

9.    Shareholders' Equity

During each quarter of 2015 and the first, second and third quarters of 2016, the Company's Board of Directors declared a cash dividend of $0.12 per share of common stock. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

On February 7, 2014, our Board of Directors approved a stock repurchase authorization for up to two million shares of our common stock. During the three months ended September 30, 2016, we repurchased 222,388 shares for $9,996, or an average of $44.95 per share. During the nine months ended September 30, 2016, we repurchased 676,773 shares for $29,986, or an average of $44.31 per share. During the three and nine months ended September 30, 2015, we repurchased 204,590 for $9,996, or $48.86 per share.

On July 21, 2016, our Board of Directors canceled the Company’s remaining 2014 share repurchase authorization and approved a stock repurchase authorization for up to three million shares of the Company’s common stock. All shares remain for repurchase, as shares repurchased in the three months ended September 30, 2016 were made under the 2014 plan.

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
September 30, 2016

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

During the first quarter of 2016, the Company changed its reportable segments to separate its truckload and intermodal businesses from our Expedited LTL service and to aggregate reporting for truckload services into a single segment. The Company previously reported three segments: Forward Air, Forward Air Solutions and Total Quality, Inc. Consequently, the Company now reports four segments: Expedited LTL, Expedited Truckload Services (“TLX”), Intermodal and Pool Distribution. All prior year segment amounts have been restated to reflect this new reporting structure.
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

The following tables summarize segment information about results from operations and assets used by the chief operating decision maker of the Company in making decisions regarding allocation of assets and resources as of and for the three and nine months ended September 30, 2016 and 2015.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2016

	Three months ended September 30, 2016
	Expedited LTL	Expedited Truckload	Pool Distribution	Intermodal	Eliminations & other	Consolidated
External revenues	$143,753	$41,927	$36,305	$27,567	$—	$249,552
Intersegment revenues	584	283	132	12	(1,011)	—
Depreciation and amortization	5,470	1,470	1,472	987	—	9,399
Share-based compensation expense	1,792	98	84	119	—	2,093
Interest expense	385	—	—	12	(181)	216
Income (loss) from operations	21,014	2,038	66	3,041	(1,459)	24,700
Total assets	634,028	52,465	46,327	128,048	(219,355)	641,513
Capital expenditures	11,915	36	722	11	—	12,684

	Three months ended September 30, 2015
	Expedited LTL	Expedited Truckload	Pool Distribution	Intermodal	Eliminations & other	Consolidated
External revenues	$148,647	$38,088	$31,949	$28,568	$(159)	$247,093
Intersegment revenues	565	440	184	322	(1,511)	—
Depreciation and amortization	5,403	1,590	1,451	939	16	9,399
Share-based compensation expense	1,514	219	69	84	—	1,886
Interest expense	535	—	—	19	—	554
Income (loss) from operations	21,594	3,170	555	3,536	(4,254)	24,601
Total assets	652,946	89,659	45,017	118,035	(206,992)	698,665
Capital expenditures	3,484	1,879	1,108	108	—	6,579

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2016

	Nine months ended September 30, 2016
	Expedited LTL	Expedited Truckload	Pool Distribution	Intermodal	Eliminations & other	Consolidated
External revenues	$421,194	$119,574	$100,726	$76,243	$—	$717,737
Intersegment revenues	2,216	696	427	148	(3,487)	—
Depreciation and amortization	16,278	4,944	4,434	2,753	—	28,409
Share-based compensation expense	5,353	260	251	340	—	6,204
Interest expense	1,345	—	—	66	(181)	1,230
Income (loss) from operations	63,026	(36,679)	(191)	8,170	(2,570)	31,756
Total assets	634,028	52,465	46,327	128,048	(219,355)	641,513
Capital expenditures	24,487	1,821	2,275	142	—	28,725

	Nine months ended September 30, 2015
	Expedited LTL	Expedited Truckload	Pool Distribution	Intermodal	Eliminations & other	Consolidated
External revenues	$425,992	$110,935	$86,460	$78,705	$613	$702,705
Intersegment revenues	1,285	1,460	580	707	(4,032)	—
Depreciation and amortization	15,707	4,514	4,492	2,854	34	27,601
Share-based compensation expense	4,511	637	220	194	—	5,562
Interest expense	1,058	—	—	65	366	1,489
Income (loss) from operations	57,275	10,521	758	8,843	(24,639)	52,758
Total assets	652,946	89,659	45,017	118,035	(206,992)	698,665
Capital expenditures	8,834	5,968	3,344	395	—	18,541

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Executive Summary

Our services are classified into four principal reportable segments: Expedited LTL, Expedited Truckload Services (“TLX”), Intermodal and Pool Distribution.

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

Trends and Developments

Acquisition of Towne

On March 9, 2015, we completed the acquisition of CLP Towne Inc. (“Towne”). Towne is a full-service trucking provider offering time-sensitive less-than-truckload shipping, full truckload service, an extensive cartage network, container freight stations and dedicated trucking. For the acquisition of Towne, we paid $61.9 million in net cash and assumed $59.5 million in debt and capital leases. The transaction was funded with proceeds from a $125 million two year term loan. The assets, liabilities, and operating results of Towne have been included in the Expedited LTL reportable segment.
Acquisition of Triumph and Ace

As part of the Company's strategy to expand its Intermodal operations, in August , we acquired certain assets of Triumph Transport, Inc. and Triumph Repair Service, Inc. (together referred to as “Triumph”) for $10.1 million and a potential earnout of $1.3 million. The assets, liabilities, and operating results of Triumph have been included in the Company's consolidated financial statements from the date of acquisition and have been assigned to the Intermodal reportable segment.
In January 2016, we acquired certain assets of Ace Cargo, LLC ("Ace") for $1.7 million. The assets, liabilities, and operating results of Ace have been included in the Company's consolidated financial statements from the date of acquisition and have been assigned to the Intermodal reportable segment.

Change in Reportable Segments
During the first quarter of 2016, we changed our reportable segments to separate our truckload and intermodal businesses from our Expedited LTL service and to aggregate our reporting for truckload services into a single segment. We previously reported three segments: Forward Air, Forward Air Solutions and Total Quality, Inc. Consequently, we now report four segments: Expedited LTL, Expedited Truckload Services (“TLX”), Intermodal and Pool Distribution. All prior year segment amounts have been restated to reflect this new reporting structure.
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

Results from Operations
The following table sets forth our consolidated historical financial data for the three months ended September 30, 2016 and 2015 (in millions):

	Three months ended September 30
	2016	2015	Change	Percent Change
Operating revenue:
Expedited LTL	$144.3	$149.2	$(4.9)	(3.3)%
Expedited Truckload	42.2	38.5	3.7	9.6
Pool Distribution	36.4	32.1	4.3	13.4
Intermodal	27.6	28.9	(1.3)	(4.5)
Eliminations and other operations	(1.0)	(1.6)	0.6	(37.5)
Operating revenue	249.5	247.1	2.4	1.0
Operating expenses:
Purchased transportation	105.0	104.4	0.6	0.6
Salaries, wages, and employee benefits	60.2	59.1	1.1	1.9
Operating leases	16.2	17.0	(0.8)	(4.7)
Depreciation and amortization	9.4	9.4	—	—
Insurance and claims	7.2	5.2	2.0	38.5
Fuel expense	3.4	3.8	(0.4)	(10.5)
Other operating expenses	23.4	23.6	(0.2)	(0.8)
Total operating expenses	224.8	222.5	2.3	1.0
Income from operations:
Expedited LTL	21.0	21.6	(0.6)	(2.8)
Expedited Truckload	2.0	3.2	(1.2)	(37.5)
Pool Distribution	0.1	0.5	(0.4)	(80.0)
Intermodal	3.0	3.5	(0.5)	(14.3)
Other operations	(1.4)	(4.2)	2.8	(66.7)
Income from operations	24.7	24.6	0.1	0.4
Other expense:
Interest expense	(0.2)	(0.5)	0.3	(60.0)
Total other expense	(0.2)	(0.5)	0.3	(60.0)
Income before income taxes	24.5	24.1	0.4	1.7
Income taxes	12.6	8.4	4.2	50.0
Net income	$11.9	$15.7	$(3.8)	(24.2)%
During the three months ended September 30, 2016, we experienced a 1.0% increase in our consolidated revenues compared to the three months ended September 30, 2015. Operating income increased $0.1 million, or 0.4%, from 2015 to $24.7 million for the three months ended September 30, 2016.

Segment Operations

Expedited LTL's revenue decreased $4.9 million, or 3.3%, while operating income decreased $0.6 million, or 2.8% for the three months ended September 30, 2016, compared to the same period in 2015. The decrease of Expedited LTL's revenue was the result of lower airport-to-airport volumes due to a sluggish economic environment and reduced net fuel surcharge revenue as a result of the decline in fuel prices since the third quarter of 2015. The revenue decrease was partially offset by improved pricing, the implementation of the February 2016 change to our dim-factor standard and further operating efficiencies leading to a slight increase in operating income as a percentage of revenue.

TLX's revenue increased $3.7 million, or 9.6%, but operating income decreased $1.2 million, or 37.5%, for the three months ended September 30, 2016, compared to the same period in 2015. The increase in revenue was due to an increase in overall miles and new business wins. The decrease of TLX's operating income was the result of the decline of higher-margin pharmaceutical business and TLX revenue per mile declining at a faster pace than cost per mile.

Pool Distribution revenue increased $4.3 million, or 13.4%, while operating results decreased $0.4 million for the three months ended September 30, 2016, compared to the same period in 2015.  The revenue increase was due to new business, rate increases and increased volumes. The decline in Pool Distribution operating income was primarily the result of higher lease costs as Pool Distribution opened new facilities and relocated others to support business wins since the third quarter of 2015.

Intermodal revenue decreased $1.3 million, or 4.5%, and operating income decreased $0.5 million, or 14.3%, for the three months ended September 30, 2016, compared to the same period in 2015. The decreases in operating revenue and income were primarily attributable to suppressed market conditions, the negative impact of decreased fuel surcharges and decreased chassis rental and rail storage revenues, partially offset by the Ace and Triumph acquisitions.

Fuel Surcharge

Our net fuel surcharge revenue is the result of our fuel surcharge rates, which are set weekly using the national average for diesel price per gallon, and volume transiting our network.  During the three months ended September 30, 2016, total net fuel surcharge revenue decreased 19.9% as compared to the same period in 2015, mostly due to decreased fuel prices and decreased volumes in the Expedited LTL and Intermodal segments.

Interest Expense

Interest expense was $0.2 million for the three months ended September 30, 2016 compared to $0.5 million for the same period of 2015. The decrease in interest expense was attributable to principal payments made on the term loan used to finance the Towne acquisition in March 2015.

Income Taxes

The combined federal and state effective tax rate for the third quarter of 2016 was 51.3% compared to a rate of 34.8% for the same period in 2015. The higher effective tax rate for the third quarter of 2016 is the result of the impairment of goodwill in the second quarter of 2016 that is non-deductible for tax purposes. Also, 2015 benefited from the amending of prior year federal and state income tax returns to take advantage of qualified production property deductions.

Net Income

As a result of the foregoing factors, net income decreased by $3.8 million, or 24.2%, to $11.9 million for the third quarter of 2016 compared to $15.7 million for the same period in 2015.

Expedited LTL - Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015

The following table sets forth our historical financial data of the Expedited LTL segment for the three months ended September 30, 2016 and 2015 (in millions):

Expedited LTL Segment Information
(In millions)
(Unaudited)

	Three months ended
	September 30,	Percent of	September 30,	Percent of		Percent
	2016	Revenue	2015	Revenue	Change	Change
Operating revenue	$144.3	100.0%	$149.2	100.0%	$(4.9)	(3.3)%

Operating expenses:
Purchased transportation	56.3	39.0	61.7	41.4	(5.4)	(8.8)
Salaries, wages and employee benefits	33.8	23.4	35.7	23.9	(1.9)	(5.3)
Operating leases	9.0	6.2	8.4	5.6	0.6	7.1
Depreciation and amortization	5.5	3.8	5.4	3.6	0.1	1.9
Insurance and claims	3.9	2.7	2.6	1.7	1.3	50.0
Fuel expense	0.8	0.6	1.0	0.7	(0.2)	(20.0)
Other operating expenses	14.0	9.7	12.8	8.6	1.2	9.4
Total operating expenses	123.3	85.4	127.6	85.5	(4.3)	(3.4)
Income from operations	$21.0	14.6%	$21.6	14.5%	$(0.6)	(2.8)%

Expedited LTL Operating Statistics

	Three months ended
	September 30,	September 30,	Percent
	2016	2015	Change

Operating ratio	85.4%	85.5%	(0.1)%

Business days	64.0	64.0	—
Business weeks	12.8	12.8	—

Expedited LTL:
Tonnage
Total pounds ¹	588,929	617,066	(4.6)
Average weekly pounds ¹	46,010	48,208	(4.6)

Linehaul shipments
Total linehaul	909,787	952,720	(4.5)
Average weekly	71,077	74,431	(4.5)

Forward Air Complete shipments	195,594	223,143	(12.3)
As a percentage of linehaul shipments	21.5%	23.4%	(8.1)

Average linehaul shipment size	647	648	(0.2)

Revenue per pound [2]
Linehaul yield	$17.71	$17.07	3.0
Fuel surcharge impact	1.06	1.16	(0.5)
Forward Air Complete impact	3.49	3.44	0.2
Total Expedited LTL yield	$22.26	$21.67	2.7%

¹ - In thousands
[2] - In dollars per hundred pound; percentage change is expressed as a percent of total yield.

Revenues
Expedited LTL (LTL), which is our legacy airport-to-airport service, had operating revenue decrease $4.9 million, or 3.3%, to $144.3 million from $149.2 million, accounting for 57.8% of consolidated operating revenue for the three months ended September 30, 2016 compared to 60.4% for the same period in 2015. The decrease is partly the result of a $1.2 million, or 1.1%, decrease in linehaul revenue.  The decrease in linehaul revenue is attributable to the decrease in tonnage, partially offset by the linehaul yield changes noted in the preceding table. The increase in average base revenue per pound was attributable to targeted rate increases implemented in the fourth quarter of 2015. The decrease in tonnage is primarily due to the attrition of acquired, poorly-priced Towne revenue since the third quarter of 2015 and a sluggish economic environment slightly offset by the tonnage increases attributable to a February 2016 change to our dim-factor standard. This change in dim-factor standard allows us to capture more billable tonnage on certain shipments.
The remaining $3.7 million decrease in LTL revenue is the result of a decrease in Forward Air Complete ("Complete") pick-up and delivery revenue, net fuel surcharge revenue and other terminal based revenues. Complete revenue decreased $0.7 million, or 3.1%, during the three months ended September 30, 2016 compared to the same period of 2015. The decrease in Complete revenue was attributable to a decrease in shipping volumes in our LTL network and an 8.1% decrease in the attachment rate of Complete activity to linehaul shipments. Other terminal based revenues, which includes warehousing services and terminal handling, decreased $2.1 million, or 13.9%, to $13.2 million in the third quarter of 2016 from $15.3 million in the same period of 2015. The decrease in other terminal revenue was mainly attributable to attrition of acquired Towne activity. Compared to the same period in 2015, net fuel surcharge revenue decreased $0.9 million largely due to the decline in fuel prices and volume decreases discussed previously.
Purchased Transportation
LTL’s purchased transportation decreased by $5.4 million, or 8.8%, to $56.3 million for the three months ended September 30, 2016 from $61.7 million for the three months ended September 30, 2015. As a percentage of segment operating revenue, LTL purchased transportation was 39.0% during the three months ended September 30, 2016 compared to 41.4% for the same period in 2015. The decrease in percentage of revenue is due to a 3.9% decrease in LTL cost per mile, improved revenue per mile due to yield and dim-factor changes discussed previously and improved network efficiency. The LTL cost per mile decrease and improvement in network efficiencies were largely the result of higher utilization of owner operators instead of more costly third party transportation providers.
Salaries, Wages, and Benefits
Salaries, wages and employee benefits of LTL decreased by $1.9 million, or 5.3%, to $33.8 million in the third quarter of 2016 from $35.7 million in the same period of 2015.  Salaries, wages and employee benefits were 23.4% of LTL’s operating revenue in the third quarter of 2016 compared to 23.9% for the same period of 2015.  The decrease in salaries, wages and employee benefits in total dollars was primarily attributable to a $3.1 million, or 8.9%, decrease in direct LTL terminal and management salaries, wages and employee benefits offset by a $1.2 million increase in corporate support and administrative salaries, wages and employee benefits. The decrease in direct LTL expense is primarily due to a decrease in employee headcount and employee incentives. Reduction in head count is a result of operating efficiencies gained since the Towne acquisition. These improvements were partially mitigated by higher workers' compensation and health insurance costs and increased share based compensation primarily at the corporate support level.
Operating Leases
Operating leases increased $0.6 million, or 7.1%, to $9.0 million for the three months ended September 30, 2016 from $8.4 million for the same period in 2015.  Operating leases were 6.2% of LTL operating revenue for the three months ended September 30, 2016 compared to 5.6% for the same period in 2015. The increase in cost is due to $0.8 million of additional facility lease expenses partially offset by a $0.2 million decrease in truck, trailer and equipment rentals and leases. Facility leases increased due to the expansion of certain facilities to service increased volumes from the acquisition of Towne.
Depreciation and Amortization
Depreciation and amortization increased $0.1 million or 1.9%, to $5.5 million in the third quarter of 2016 from $5.4 million in the same period of 2015.  Depreciation and amortization expense as a percentage of LTL operating revenue was 3.8% in the third quarter of 2016 compared to 3.6% in the same period of 2015.  The increase was due to the purchase of trailers during the third quarter of 2016.

Insurance and Claims
LTL insurance and claims expense increased $1.3 million, or 50.0%, to $3.9 million for the three months ended September 30, 2016 from $2.6 million for the same period of 2015.  Insurance and claims was 2.7% of operating revenue for the three months ended September 30, 2016 compared to 1.7% for the same period of 2015. The increase was partly attributable to a $0.5 million increase in reserves for prior period vehicle accidents and associated loss development factors. The remaining increase was attributable to higher insurance premiums associated with our current year insurance plan renewals.
Fuel Expense

LTL fuel expense decreased $0.2 million, or 20.0%, to $0.8 million for the third quarter of 2016 from $1.0 million in the same period of 2015.  Fuel expenses were 0.6% of LTL operating revenue in the third quarter of 2016 compared to 0.7% in the third quarter of 2015.  LTL fuel expenses decreased due to a decline in year-over-year fuel prices.
Other Operating Expenses
Other operating expenses increased $1.2 million, or 9.4%, to $14.0 million during the three months ended September 30, 2016 from $12.8 million in the same period of 2015.  Other operating expenses were 9.7% of LTL operating revenue in the third quarter of 2016 compared to 8.6% in the same period of 2015. The increase in total dollars and as percentage of revenue was the result of increases in sales promotions for a customer appreciation event during the third quarter of 2016, vehicle maintenance reserves and higher costs, such as tolls, associated with our increased utilization of owner operators.
Income from Operations
Income from operations decreased by $0.6 million, or 2.8%, to $21.0 million for the third quarter of 2016 compared with $21.6 million for the same period in 2015.  Income from operations as a percentage of LTL operating revenue was 14.6% for the three months ended September 30, 2016 compared with 14.5% in the same period of 2015. The slight improvement in income from operations as a percentage of revenue was attributable to prior year targeted rate increases, the February 2016 change to our dim-factor standard and further operating efficiencies. The decline in income from operations in total dollars was the result of the decline in revenue and higher other operating expenses partially offset by prior year targeted rate increases, change to our dim-factor standard and other operating efficiencies.

Expedited Truckload Services - Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015

The following table sets forth our historical financial data of the Expedited Truckload Services segment for the three months ended September 30, 2016 and 2015 (in millions):

Expedited Truckload Services Segment Information
(In millions)
(Unaudited)

	Three months ended
	September 30,	Percent of	September 30,	Percent of		Percent
	2016	Revenue	2015	Revenue	Change	Change
Operating revenue	$42.2	100.0%	$38.5	100.0%	$3.7	9.6%

Operating expenses:
Purchased transportation	29.7	70.4	25.5	66.2	4.2	16.5
Salaries, wages and employee benefits	4.9	11.6	4.7	12.2	0.2	4.3
Operating leases	0.1	0.2	0.2	0.5	(0.1)	(50.0)
Depreciation and amortization	1.5	3.6	1.6	4.2	(0.1)	(6.3)
Insurance and claims	1.1	2.6	0.8	2.1	0.3	37.5
Fuel expense	0.7	1.7	0.8	2.1	(0.1)	(12.5)
Other operating expenses	2.2	5.2	1.7	4.4	0.5	29.4
Total operating expenses	40.2	95.3	35.3	91.7	4.9	13.9
Income from operations	$2.0	4.7%	$3.2	8.3%	$(1.2)	(37.5)%

Expedited Truckload Services Operating Statistics

	Three months ended
	September 30,	September 30,	Percent
	2016	2015	Change

Company driver [1]	1,761	1,795	(1.9)%
Owner operator [1]	13,125	10,614	23.7
Third party [1]	8,339	6,967	19.7
Total Miles	23,225	19,376	19.9

Revenue per mile	$1.78	$1.92	(7.3)

Cost per mile	$1.37	$1.40	(2.1)%

¹ - In thousands

Revenues

Expedited Truckload Services (TLX) revenue, which is legacy Forward Air truckload services and our pharmaceutical services, increased $3.7 million, or 9.6%, to $42.2 million in the third quarter of 2016 from $38.5 million in the third quarter of 2015.  TLX revenue increased due to a 19.9% increase in overall miles and new business wins in our legacy truckload services. TLX had a 7.3% decrease in average revenue per mile on a shift in business mix that moved away from revenue requiring use of more expensive third party transportation providers. Revenue per mile also declined due to the decrease in pharmaceutical revenue which historically has a higher revenue per mile than traditional truckload business.
Purchased Transportation

Purchased transportation costs for our TLX revenue increased $4.2 million, or 16.5%, to $29.7 million for the three months ended September 30, 2016 from $25.5 million for the same period in 2015. For the three months ended September 30, 2016, TLX purchased transportation costs represented 70.4% of TLX revenue compared to 66.2% for the same period in 2015.  The increase in TLX purchased transportation was attributable to a 22.1% increase in non-Company miles driven during the three months ended September 30, 2016 compared to the same period in 2015. The increase in non-Company miles was slightly offset by a 2.7% decrease in cost per mile during the three months ended September 30, 2016 compared to the same period of 2015. The increase in TLX non-Company miles driven was attributable to the business wins discussed above. The decrease in cost per mile was due to TLX's ability to utilize owner operators to cover the additional miles instead of more costly third party transportation providers. The increase in TLX purchased transportation as a percentage of revenue was attributable to TLX cost per mile not decreasing in proportion with the previously discussed decline in TLX revenue per mile.
Salaries, Wages, and Benefits

Salaries, wages and employee benefits of TLX increased by $0.2 million, or 4.3%, to $4.9 million in the third quarter of 2016 from $4.7 million in the same period of 2015.  Salaries, wages and employee benefits were 11.6% of TLX’s operating revenue in the third quarter of 2016 compared to 12.2% for the same period of 2015.  The decrease in salaries, wages and employee benefits as a percentage of revenue was mostly attributable to a 0.4% decrease in share based compensation as a percent of revenue and a 0.2% decrease in workers' compensation as a percent of revenue.
Operating Leases
Operating leases decreased $0.1 million, or 50.0%, to $0.1 million in the third quarter of 2016 from $0.2 million for the same period in 2015.  Operating leases were 0.2% of TLX operating revenue for the third quarter of September 30, 2016 compared to 0.5% for the same period in 2015. The decrease in expense is due to reduced trailer rentals.
Depreciation and Amortization

Depreciation and amortization decreased $0.1 million, or 6.3%, to $1.5 million in the third quarter of 2016 from $1.6 million in the same period of 2015.  Depreciation and amortization expense as a percentage of TLX operating revenue was 3.6% in the third quarter of 2016 compared to 4.2% in the same period of 2015.  The decrease was due to the impairment of TQI intangible assets in the second quarter of 2016 leading to a lower amortization expense of acquired customer relationships and non-compete agreements.
Insurance and Claims

TLX insurance and claims expense increased $0.3 million, or 37.5%, to $1.1 million for the three months ended September 30, 2016 from $0.8 million for the same period of 2015.  Insurance and claims were 2.6% of operating revenue for the three months ended September 30, 2016 compared to 2.1% in the same period of 2015. The increase was due to higher vehicle insurance premiums. The higher insurance premiums were driven by current year insurance renewals.
Fuel Expense

TLX fuel expense decreased $0.1 million, or 12.5%, to $0.7 million for the third quarter of 2016 from $0.8 million for the same period of 2015.  Fuel expense as a percentage of TLX operating revenue was 1.7% in the third quarter of 2016 compared to 2.1% in the same period of 2015. The decrease as a percentage of revenue was mostly attributable to a decline in year-over-year fuel prices and the decrease in Company driver miles.
Other Operating Expenses

Other operating expenses increased $0.5 million, or 29.4%, to $2.2 million during the three months ended September 30, 2016 from $1.7 million in the same period of 2015.  Other operating expenses were 5.2% of TLX operating revenue in the third quarter of 2016 compared to 4.4% in the same period of 2015.  The increase as a percentage of revenue was partly due to $0.1 million in legal fees for an ongoing legal issue. The remaining increase was attributable to higher equipment repairs and costs associated with higher owner operator utilization.

Income from Operations
Income from operations decreased by $1.2 million, or 37.5%, to $2.0 million during the third quarter of 2016 compared with $3.2 million of income from operations for the same period in 2015.  The deterioration in income from operations was primarily due to the revenue decline of the pharmaceutical business and TLX revenue per mile declining at a faster pace than our cost per mile.

Pool Distribution - Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015

The following table sets forth our historical financial data of the Pool Distribution segment for the three months ended September 30, 2016 and 2015 (in millions):

Pool Distribution Segment Information
(In millions)
(Unaudited)

	Three months ended
	September 30,	Percent of	September 30,	Percent of		Percent
	2016	Revenue	2015	Revenue	Change	Change
Operating revenue	$36.4	100.0%	$32.1	100.0%	$4.3	13.4%

Operating expenses:
Purchased transportation	10.1	27.7	8.8	27.4	1.3	14.8
Salaries, wages and employee benefits	14.4	39.6	12.2	38.0	2.2	18.0
Operating leases	3.3	9.1	2.6	8.1	0.7	26.9
Depreciation and amortization	1.4	3.8	1.4	4.4	—	—
Insurance and claims	1.0	2.7	0.9	2.8	0.1	11.1
Fuel expense	1.2	3.3	1.3	4.0	(0.1)	(7.7)
Other operating expenses	4.9	13.5	4.4	13.7	0.5	11.4
Total operating expenses	36.3	99.7	31.6	98.4	4.7	14.9
Income from operations	$0.1	0.3%	$0.5	1.6%	$(0.4)	(80.0)%

Revenues

Pool Distribution (Pool) operating revenue increased $4.3 million, or 13.4%, to $36.4 million for the three months ended September 30, 2016 from $32.1 million for the same period in 2015.  The increase was attributable to new customer business wins, current year rate increases and increased volume from previously existing customers. The increase in revenue was partly offset by the closing of a facility in early second quarter of 2016.
Purchased Transportation

Pool purchased transportation increased $1.3 million, or 14.8%, to $10.1 million for the three months ended September 30, 2016 compared to $8.8 million for the same period of 2015.  Pool purchased transportation as a percentage of revenue was 27.7% for the three months ended September 30, 2016 compared to 27.4% for the same period of 2015.  The slight deterioration in Pool purchased transportation as a percentage of revenue was attributable to an increased utilization of owner operators and third party carriers over Company drivers. The deterioration was furthered by decreased agent station revenue, which has handling costs that would not contribute to purchased transportation.
Salaries, Wages, and Benefits

Pool salaries, wages and employee benefits increased $2.2 million, or 18.0%, to $14.4 million for the three months ended September 30, 2016 compared to $12.2 million for the same period of 2015.  As a percentage of Pool operating revenue, salaries, wages and benefits decreased to 39.6% for the three months ended September 30, 2016 compared to 38.0% for the same period in 2015.   The increase in salaries, wages and benefits as a percentage of revenue was the result of a 2.5% increase as a percentage of revenue in dock pay. This was partly offset by decreases as a percentage of revenue in administrative salaries, wages and benefits and workers' compensation costs.
Operating Leases

Operating leases increased $0.7 million, or 26.9%, to $3.3 million for the three months ended September 30, 2016 from $2.6 million for the same period in 2015.  Operating leases were 9.1% of Pool operating revenue for the three months ended

September 30, 2016 compared with 8.1% in the same period of 2015.  Operating leases increased due to an additional $0.6 million in facility rent expense as certain terminals moved to larger facilities to handle additional business wins. The remaining $0.1 million was due to additional truck rentals used to provide capacity for additional business wins throughout the network.
Depreciation and Amortization

Pool depreciation and amortization was $1.4 million for the three months ended September 30, 2016 and 2015. Depreciation and amortization expense as a percentage of Pool operating revenue was 3.8% in the third quarter of 2016 compared to 4.4% in the same period of 2015. Depreciation and amortization decreased as a percentage of revenue as Pool utilized more truck rentals and purchased transportation instead of Company-owned equipment to provide the capacity for the increase in revenue.
Insurance and Claims

Pool insurance and claims expense increased $0.1 million, or 11.1%, to $1.0 million for the the three months ended September 30, 2016 from $0.9 million for the same period of 2015.  Insurance and claims were 2.7% of operating revenue for the three months ended September 30, 2016 compared to 2.8% in the same period of 2015. The increase was due to a $0.2 million increase in vehicle accident damage repairs partly offset by a $0.1 million decrease in cargo claims.
Fuel Expense

Pool fuel expense decreased $0.1 million, or 7.7%, to $1.2 million for the third quarter of 2016 from $1.3 million in the same period of 2015.  Fuel expenses were 3.3% of Pool operating revenue in the third quarter of 2016 compared to 4.0% in the third quarter of 2015.  Pool fuel expenses decreased due to a decline in year-over-year fuel prices and increased utilization of owner-operators and purchased transportation. These decreases were partially offset by the impact of the higher revenue volumes.
Other Operating Expenses

Pool other operating expenses increased $0.5 million, or 11.4%, to $4.9 million for the three months ended September 30, 2016 compared to $4.4 million for the same period of 2015.  Pool other operating expenses for the third quarter of 2016 were 13.5% compared to 13.7% for the same period of 2015.  The decrease in percentage of revenue is due to the decrease in agent station handling costs. This decrease was partly offset by increases in equipment maintenance and terminal expenses.
Income from Operations

Income from operations decreased to $0.1 million for the third quarter of 2016 compared with $0.5 million for the same period in 2015.  Income from operations as a percentage of Pool operating revenue was 0.3% for the three months ended September 30, 2016 compared to 1.6% for the same period of 2015.  The decline in Pool operating results was primarily the result of increased facility and dock handling costs associated with the on-boarding of new business. These increases in expenses were partly offset by the increased revenue from new business wins and current year rate increases.

Intermodal - Three Months Ended September 30, 2016 compared to Three Months Ended September 30, 2015

The following table sets forth our historical financial data of the Intermodal segment for the three months ended September 30, 2016 and 2015 (in millions):

Intermodal Segment Information
(In millions)
(Unaudited)

	Three months ended
	September 30,	Percent of	September 30,	Percent of		Percent
	2016	Revenue	2015	Revenue	Change	Change
Operating revenue	$27.6	100.0%	$28.9	100.0%	$(1.3)	(4.5)%

Operating expenses:
Purchased transportation	9.7	35.1	9.4	32.5	0.3	3.2
Salaries, wages and employee benefits	6.6	23.9	6.2	21.5	0.4	6.5
Operating leases	3.3	12.0	3.3	11.4	—	—
Depreciation and amortization	1.0	3.6	1.0	3.5	—	—
Insurance and claims	0.8	2.9	0.7	2.4	0.1	14.3
Fuel expense	0.7	2.5	0.7	2.4	—	—
Other operating expenses	2.5	9.1	4.1	14.2	(1.6)	(39.0)
Total operating expenses	24.6	89.1	25.4	87.9	(0.8)	(3.1)
Income from operations	$3.0	10.9%	$3.5	12.1%	$(0.5)	(14.3)%

Revenues

Intermodal operating revenue decreased $1.3 million, or 4.5%, to $27.6 million for the three months ended September 30, 2016 from $28.9 million for the same period in 2015.  The decreases in operating revenue were primarily attributable to the negative impact of reduced fuel surcharges, decreased rental and storage revenues and suppressed market conditions. These decreases were partly alleviated by volumes associated with the acquisition of Ace and Triumph.

Purchased Transportation

Intermodal purchased transportation increased $0.3 million, or 3.2%, to $9.7 million for the three months ended September 30, 2016 from $9.4 million for the same period in 2015.  Intermodal purchased transportation as a percentage of revenue was 35.1% for the three months ended September 30, 2016 compared to 32.5% for the three months ended September 30, 2015.  The increase in Intermodal purchased transportation as a percentage of revenue was attributable to higher utilization of owner-operators as opposed to Company-employed drivers in select markets. The increase as a percentage of revenue was also due to a change in business mix as revenues, such as rental and storage revenues, that do not utilize purchased transportation decreased in the third quarter of 2016 compared to the same period of 2015.

Salaries, Wages, and Benefits

Intermodal salaries, wages and employee benefits increased $0.4 million, or 6.5%, to $6.6 million for the three months ended September 30, 2016 compared to $6.2 million for the three months ended September 30, 2015.  As a percentage of Intermodal operating revenue, salaries, wages and benefits increased to 23.9% for the three months ended September 30, 2016 compared to 21.5% for the same period in 2015. The deterioration in salaries, wages and employee benefits as a percentage of revenue is attributable to increased workers' compensation and health insurance costs. These increases were partially offset by less reliance on Company-employed drivers.

Operating Leases

Operating leases were $3.3 million for the three months ended September 30, 2016 and 2015.  Operating leases were 12.0% of Intermodal operating revenue for the three months ended September 30, 2016 compared with 11.4% in the same period of

2015.  Operating leases increased as a percentage of revenue due to the decrease in revenue with no reduction in fixed costs, such as facility rent. The fixed cost impact was partly tempered by reduced usage of truck rentals as Intermodal increased utilization of owner-operators.

Depreciation and Amortization

Depreciation and amortization was $1.0 million for the three months ended September 30, 2016 and 2015. Depreciation and amortization expense as a percentage of Intermodal operating revenue was 3.6% in the third quarter of 2016 compared to 3.5% in the same period of 2015. Depreciation and amortization increased as a percentage of revenue as Intermodal lost leverage on its fixed asset costs due to the decrease in revenue.

Insurance and Claims

Intermodal insurance and claims expense increased $0.1 million, or 14.3%, to $0.8 million for the three months ended September 30, 2016 from $0.7 million for the three months ended September 30, 2015.   Intermodal insurance and claims were 2.9% of operating revenue for the three months ended September 30, 2016 compared with 2.4% for the same period in 2015. The increase in Intermodal insurance and claims was attributable to a $0.1 million increase in insurance premiums. The higher insurance premiums were driven by current year insurance renewals.

Other Operating Expenses

Intermodal other operating expenses decreased $1.6 million, or 39.0%, to $2.5 million for the three months ended September 30, 2016 compared to $4.1 million for the same period of 2015.  Intermodal other operating expenses for the third quarter of 2016 were 9.1% compared to 14.2% for the same period of 2015.  The decrease in Intermodal other operating expenses was due mostly to a $1.5 million decline in container related rental and storage charges. The remaining decrease was due to declining terminal expenses and other variable costs corresponding with the decrease in revenue.

Income from Operations

Intermodal’s income from operations decreased by $0.5 million, or 14.3%, to $3.0 million for the third quarter of 2016 compared with $3.5 million for the same period in 2015.  Income from operations as a percentage of Intermodal operating revenue was 10.9% for the three months ended September 30, 2016 compared to 12.1% in the same period of 2015.  The deterioration in operating income was primarily attributable to the negative impact on revenue of decreased fuel surcharges and suppressed market conditions. The deterioration was partly eased by the operating income contributed by the Ace and Triumph acquisitions.

Other Operations

Other operating activity improved from a $4.2 million loss during the three months ended September 30, 2015 to a $1.4 million operating loss during the three months ended September 30, 2016. The year-over-year improvement in other operations and corporate activities was largely due to $3.9 million of Towne acquisition and integration costs included in results for the three months ended September 30, 2015 and no similar costs being included in the third quarter of 2016. The prior year acquisition and integration costs included $0.1 million of severance obligations and $2.6 million in reserves for remaining net payments on duplicate facilities vacated during the three months ended September 30, 2015. The expenses associated with the severance obligations and vacated, duplicate facility costs were recognized in the salaries, wages and benefits and operating lease line items, respectively. During the third quarter of 2015, we also incurred expense of $1.2 million for various other integration and transaction related costs which are largely included in other operating expenses. The $1.4 million in operating loss included in other operations and corporate activities for the three months ended September 30, 2016, was primarily for a $0.6 million increase to reserves for remaining net payments on duplicate facilities vacated following the Towne acquisition, as several facilities have yet to be sub-leased. The remaining $0.8 million is due to increased claims activity during 2016 resulting in increases to our loss development factors for workers' compensation and vehicle claims. Other operating activity for the three months ended September 30, 2015 included approximately $0.3 million of additional expenses associated with increased loss development factors. These loss development adjustments were kept at the corporate level and not passed through to our segments.

Results from Operations
The following table sets forth our consolidated historical financial data for the nine months ended September 30, 2016 and 2015 (in millions):

	Nine months ended September 30
	2016	2015	Change	Percent Change
Operating revenue:
Expedited LTL	$423.4	$427.3	$(3.9)	(0.9)%
Expedited Truckload	120.3	112.4	7.9	7.0
Pool Distribution	101.2	87.0	14.2	16.3
Intermodal	76.4	79.4	(3.0)	(3.8)
Eliminations and other operations	(3.5)	(3.4)	(0.1)	2.9
Operating revenue	717.8	702.7	15.1	2.1
Operating expenses:
Purchased transportation	300.8	301.3	(0.5)	(0.2)
Salaries, wages, and employee benefits	175.9	174.8	1.1	0.6
Operating leases	44.7	51.2	(6.5)	(12.7)
Depreciation and amortization	28.4	27.6	0.8	2.9
Insurance and claims	19.2	16.5	2.7	16.4
Fuel expense	9.4	12.1	(2.7)	(22.3)
Other operating expenses	65.2	66.5	(1.3)	(2.0)
Impairment of goodwill, intangibles and other assets	42.4	—	42.4	100.0
Total operating expenses	686.0	650.0	36.0	5.5
Income (loss) from operations:
Expedited LTL	63.0	57.3	5.7	9.9
Expedited Truckload	(36.7)	10.5	(47.2)	NM
Pool Distribution	(0.2)	0.8	(1.0)	(125.0)
Intermodal	8.2	8.8	(0.6)	(6.8)
Other operations	(2.5)	(24.7)	22.2	(89.9)
Income from operations	31.8	52.7	(20.9)	(39.7)
Other expense:
Interest expense	(1.2)	(1.5)	0.3	(20.0)
Other, net	(0.2)	(0.1)	(0.1)	100.0
Total other expense	(1.4)	(1.6)	0.2	(12.5)
Income before income taxes	30.4	51.1	(20.7)	(40.5)
Income taxes	15.4	18.8	(3.4)	(18.1)
Net income	$15.0	$32.3	$(17.3)	(53.6)%

Expedited LTL - Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015

The following table sets forth our historical financial data of the Expedited LTL segment for the nine months ended September 30, 2016 and 2015 (in millions):

Expedited LTL Segment Information
(In millions)
(Unaudited)

	Nine months ended
	September 30,	Percent of	September 30,	Percent of		Percent
	2016	Revenue	2015	Revenue	Change	Change
Operating revenue	$423.4	100.0%	$427.3	100.0%	$(3.9)	(0.9)%

Operating expenses:
Purchased transportation	165.5	39.1	180.6	42.3	(15.1)	(8.4)
Salaries, wages and employee benefits	102.6	24.2	105.4	24.7	(2.8)	(2.7)
Operating leases	25.5	6.0	22.7	5.3	2.8	12.3
Depreciation and amortization	16.3	3.8	15.7	3.7	0.6	3.8
Insurance and claims	10.1	2.4	7.8	1.8	2.3	29.5
Fuel expense	2.4	0.6	3.1	0.7	(0.7)	(22.6)
Other operating expenses	38.0	9.0	34.7	8.1	3.3	9.5
Total operating expenses	360.4	85.1	370.0	86.6	(9.6)	(2.6)
Income from operations	$63.0	14.9%	$57.3	13.4%	$5.7	9.9%

Expedited LTL Operating Statistics

	Nine months ended
	September 30,	September 30,	Percent
	2016	2015	Change

Operating ratio	85.1%	86.6%	(1.7)%

Business days	192.0	191.0	0.5
Business weeks	38.4	38.2	0.5

Expedited LTL:
Tonnage
Total pounds ¹	1,758,689	1,787,246	(1.6)
Average weekly pounds ¹	45,799	46,787	(2.1)

Linehaul shipments
Total linehaul	2,751,019	2,749,267	0.1
Average weekly	71,641	71,970	(0.5)

Forward Air Complete shipments	579,973	649,431	(10.7)
As a percentage of linehaul shipments	21.1%	23.6%	(10.6)

Average linehaul shipment size	639	650	(1.7)

Revenue per pound [2]
Linehaul yield	$17.72	$17.12	2.8
Fuel surcharge impact	0.93	1.20	(1.3)
Forward Air Complete impact	3.29	3.38	(0.4)
Total Expedited LTL yield	$21.94	$21.70	1.1%

¹ - In thousands
[2] - In dollars per hundred pound; percentage change is expressed as a percent of total yield.

Revenues
Expedited LTL (LTL), which is our legacy airport-to-airport service, had operating revenue decrease $3.9 million, or 0.9%, to $423.4 million from $427.3 million, accounting for 59.0% of consolidated operating revenue for the nine months ended September 30, 2016 compared to 60.8% for the same period in 2015. The decrease in revenue is mostly the result of a $8.9 million decrease in Forward Air Complete ("Complete") pick-up and delivery revenue, net fuel surcharge revenue and other terminal based revenues, partly offset by a $5.0 million increase in linehaul revenue.  The increase in linehaul revenue is attributable to the linehaul yield changes noted in the preceding table. The increase in average base revenue per pound was attributable to targeted rate increases implemented in the fourth quarter of 2015. Tonnage was slightly down primarily due to the attrition of acquired, poorly-priced Towne revenue since the third quarter of 2015 and a sluggish economic environment mostly offset by the tonnage increases attributable to a February 2016 change to our dim-factor standard. This change in dim-factor standard allows us to capture more billable tonnage on certain shipments.
Complete revenue decreased $2.4 million, or 3.9%, during the nine months ended September 30, 2016 compared to the same period of 2015.  The decrease in Complete revenue was attributable to declines in Complete shipment counts and a 10.6% decrease in the attachment rate of Complete activity to linehaul shipments. These declines in Complete activity are in conjunction with the attrition of Towne revenue discussed above. Compared to the same period in 2015, net fuel surcharge revenue decreased $5.1 million largely due to the decline in fuel prices.
Other terminal based revenues, which includes warehousing services and terminal handling, decreased $1.4 million, or 3.5%, to $37.5 million for the nine months ended September 30, 2016 from $38.9 million in the same period of 2015. The decrease in other terminal revenue was mainly attributable to attrition of acquired Towne activity.
Purchased Transportation
LTL’s purchased transportation decreased by $15.1 million, or 8.4%, to $165.5 million for the nine months ended September 30, 2016 from $180.6 million for the nine months ended September 30, 2015. As a percentage of segment operating revenue, LTL purchased transportation was 39.1% during the nine months ended September 30, 2016 compared to 42.3% for the same period in 2015. The decrease in total dollars and as a percentage of revenue is due to a 5.8% decrease in LTL cost per mile, improved revenue per mile due to yield and dim-factor changes discussed previously and improved network efficiency. The LTL cost per mile decrease and improvement in network efficiencies were largely the result of higher utilization of owner operators instead of more costly third party transportation providers.
Salaries, Wages, and Benefits
Salaries, wages and employee benefits of LTL decreased by $2.8 million, or 2.7%, to $102.6 million for the nine months ended September 30, 2016 from $105.4 million in the same period of 2015.  Salaries, wages and employee benefits were 24.2% of LTL’s operating revenue for the nine months ended September 30, 2016 compared to 24.7% for the same period of 2015.  The decrease in salaries, wages and employee benefits in total dollars was primarily attributable to a $5.4 million, or 5.1%, decrease in direct LTL terminal and management salaries, wages and employee benefits. The decrease in terminal expense is primarily due to a decrease in employee headcount and employee incentives, which accounted for a $8.8 million decrease. This decrease was partly offset by a $3.4 million increase in higher workers' compensation and health insurance costs and increased share based compensation.
The decrease was also partly offset by a $2.6 million increase in corporate support and administrative salaries, wages and employee benefits. This increase was attributable to higher workers' compensation and health insurance costs and increased share based compensation.
Operating Leases
Operating leases increased $2.8 million, or 12.3%, to $25.5 million for the nine months ended September 30, 2016 from $22.7 million for the same period in 2015.  Operating leases were 6.0% of LTL operating revenue for the nine months ended September 30, 2016 compared to 5.3% for the same period in 2015. The increase in cost is due to a $2.1 million increase in facility lease expenses resulting from a full nine months of Towne activity and $0.7 million of additional truck, trailer and equipment rentals and leases.
Depreciation and Amortization
Depreciation and amortization increased $0.6 million, or 3.8%, to $16.3 million in the nine months ended September 30, 2016 from $15.7 million in the same period of 2015.  Depreciation and amortization expense as a percentage of LTL operating revenue was 3.8% in the nine months ended September 30, 2016 compared to 3.7% in the same period of 2015.  The increase was primarily the result of trailers purchased during 2016, added trailers from the Towne acquisition and information technology upgrades.

Insurance and Claims
LTL insurance and claims expense increased $2.3 million, or 29.5%, to $10.1 million for the nine months ended September 30, 2016 from $7.8 million for the nine months ended September 30, 2015.  Insurance and claims was 2.4% of operating revenue for the nine months ended September 30, 2016 compared to 1.8% for the same period of 2015. The increase was due to a $1.6 million increase in insurance premiums, a $0.5 million increase in reserves for specific vehicle claims and a $0.6 million increase in cargo claims. These increases were partly offset by a $0.4 million decrease in claims related legal and professional fees.
Fuel Expense

LTL fuel expense decreased $0.7 million, or 22.6%, to $2.4 million for the nine months ended September 30, 2016 from $3.1 million in the same period of 2015.  Fuel expenses were 0.6% of LTL operating revenue for the nine months ended September 30, 2016 compared to 0.7% in the same period of 2015.  LTL fuel expenses decreased due to a decline in year-over-year fuel prices.
Other Operating Expenses
Other operating expenses increased $3.3 million, or 9.5%, to $38.0 million during the nine months ended September 30, 2016 from $34.7 million in the same period of 2015.  Other operating expenses were 9.0% of LTL operating revenue in the nine months ended September 30, 2016 compared to 8.1% in the same period of 2015. The increase in total dollars and as percentage of revenue was the result of increases in sales promotions for a customer appreciation event during the third quarter of 2016, vehicle maintenance reserves and increased costs, such as tolls, associated with our increased utilization of owner operator. Additional increases were incurred for the redesign of a new logo and brand image during the nine months ended September 30, 2016.
Income from Operations
Income from operations increased by $5.7 million, or 9.9%, to $63.0 million for the nine months ended September 30, 2016 compared with $57.3 million for the same period in 2015.  Income from operations as a percentage of LTL operating revenue was 14.9% for the nine months ended September 30, 2016 compared with 13.4% in the same period of 2015. The improvement in income from operations was due to dim-factor standard changes implemented in February 2016, rate increases initiated during the fourth quarters of 2015 and improved efficiency in purchased transportation and dock operations. These improvements were partially offset by increased insurance premiums and facility and other operating expenses.

Expedited Truckload Services - Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015

The following table sets forth our historical financial data of the Expedited Truckload Services segment for the nine months ended September 30, 2016 and 2015 (in millions):

Expedited Truckload Services Segment Information
(In millions)
(Unaudited)

	Nine months ended
	September 30,	Percent of	September 30,	Percent of		Percent
	2016	Revenue	2015	Revenue	Change	Change
Operating revenue	$120.3	100.0%	$112.4	100.0%	$7.9	7.0%

Operating expenses:
Purchased transportation	83.7	69.6	73.5	65.4	10.2	13.9
Salaries, wages and employee benefits	14.4	12.0	13.8	12.3	0.6	4.3
Operating leases	0.3	0.2	0.4	0.3	(0.1)	(25.0)
Depreciation and amortization	4.9	4.1	4.5	4.0	0.4	8.9
Insurance and claims	2.9	2.4	2.2	2.0	0.7	31.8
Fuel expense	1.9	1.6	2.6	2.3	(0.7)	(26.9)
Other operating expenses	6.5	5.4	4.9	4.4	1.6	32.7
Impairment of goodwill, intangibles and other assets	42.4	35.2	—	—	42.4	100.0
Total operating expenses	157.0	130.5	101.9	90.7	55.1	54.1
(Loss) income from operations	$(36.7)	(30.5)%	$10.5	9.3%	$(47.2)	(449.5)%

Expedited Truckload Services Operating Statistics

	Nine months ended
	September 30,	September 30,	Percent
	2016	2015	Change

Company driver [1]	5,074	5,391	(5.9)%
Owner operator [1]	37,740	25,630	47.2
Third party [1]	22,904	22,082	3.7
Total Miles	65,718	53,103	23.8

Revenue per mile	$1.78	$2.01	(11.4)

Cost per mile	$1.36	$1.45	(6.2)%

¹ - In thousands

Revenues

TLX revenue, which is legacy Forward Air truckload services and our pharmaceutical services, increased $7.9 million, or 7.0%, to $120.3 million for the nine months ended September 30, 2016 from $112.4 million in the same period of 2015.  The increase in TLX revenue was attributable to new business wins in our legacy truckload services partially offset by a decline in pharmaceutical revenue. TLX had an 11.4% decrease in average revenue per mile and a 23.8% increase in miles driven to support revenue. TLX's revenue per mile decreased on a shift in business mix that moved away from revenue requiring use of more expensive third party transportation providers. Revenue per mile also declined due to the decrease in pharmaceutical revenue which historically has a higher revenue per mile than traditional truckload business.

Purchased Transportation

Purchased transportation costs for our TLX revenue increased $10.2 million, or 13.9%, to $83.7 million for the nine months ended September 30, 2016 from $73.5 million for the nine months ended June 30, 2015. For the nine months ended September 30, 2016, TLX purchased transportation costs represented 69.6% of TLX revenue compared to 65.4% for the same period in 2015.  The increase in TLX purchased transportation was attributable to a 27.1% increase in non-Company miles driven during the nine months ended September 30, 2016 compared to the same period in 2015. The increase in miles was slightly offset by a 7.4% decrease in non-Company cost per mile during the nine months ended September 30, 2016 compared to the same period of 2015. The increase in TLX miles driven was attributable to new business wins discussed above. The decrease in cost per mile was due to TLX's ability to utilize owner operators to cover the additional miles instead of more costly third party transportation providers. The increase in TLX purchased transportation as a percentage of revenue was attributable to TLX cost per mile not decreasing in proportion with the decline in TLX revenue per mile.
Salaries, Wages, and Benefits

Salaries, wages and employee benefits of TLX increased by $0.6 million, or 4.3%, to $14.4 million in the nine months ended September 30, 2016 from $13.8 million in the same period of 2015.  Salaries, wages and employee benefits were 12.0% of TLX’s operating revenue in the nine months ended September 30, 2016 compared to 12.3% for the same period of 2015.  The decrease in salaries, wages and employee benefits as a percentage of revenue was mostly attributable to a decrease in share based compensation as a percent of revenue.
Operating Leases
Operating leases decreased $0.1 million, or 25.0%, to $0.3 million for the nine months ended September 30, 2016 from $0.4 million for the same period in 2015.  Operating leases were 0.2% of LTL operating revenue for the nine months ended September 30, 2016 compared to 0.3% for the same period in 2015. The decrease in expense is due to reduced trailer rentals.
Depreciation and Amortization

Depreciation and amortization increased $0.4 million, or 8.9%, to $4.9 million in the nine months ended September 30, 2016 from $4.5 million in the same period of 2015.  Depreciation and amortization expense as a percentage of TLX operating revenue was 4.1% in the nine months ended September 30, 2016 compared to 4.0% in the same period of 2015.  The increase was due to trailers purchased during 2016 and tractors purchased after the third quarter of 2015. These increases were partly offset by the impairment of TQI intangible assets in the second quarter of 2016 leading to a lower amortization expense of acquired customer relationships and non-compete agreements.
Insurance and Claims

TLX insurance and claims expense increased $0.7 million, or 31.8%, to $2.9 million for the nine months ended September 30, 2016 from $2.2 million for the nine months ended September 30, 2015.  Insurance and claims were 2.4% of operating revenue for the nine months ended September 30, 2016 compared to 2.0% in the same period of 2015. The increase was due to higher vehicle insurance premiums and increased vehicle accident damage repairs. The higher insurance premiums were driven by current year insurance renewals.
Fuel Expense

TLX fuel expense decreased $0.7 million, or 26.9%, to $1.9 million for the nine months ended September 30, 2016 from $2.6 million for the same period of 2015.  Fuel expense as a percentage of TLX operating revenue was 1.6% in the nine months ended September 30, 2016 compared to 2.3% in the same period of 2015. The decrease as a percentage of revenue was mostly attributable to a decline in year-over-year fuel prices and Company miles.
Other Operating Expenses

Other operating expenses increased $1.6 million, or 32.7%, to $6.5 million during the nine months ended September 30, 2016 from $4.9 million in the same period of 2015.  Other operating expenses were 5.4% of TLX operating revenue in the nine months ended September 30, 2016 compared to 4.4% in the same period of 2015.  Approximately $0.4 million of the increase was attributable to maintenance expenses and $0.2 million of the increase was driven by operating expenses for the nine months ended September 30, 2015 including a gain on the sale of equipment that did not occur in 2016. The remaining increase was due to $0.3 in legal expenses and $0.7 in additional costs to handle the expanding TLX business mentioned above.

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
Results from Operations
Results from operations decreased by $47.2 million to a $36.7 million loss from operations for the nine months ended September 30, 2016 compared with $10.5 million in income from operations for the same period in 2015.  Excluding the impairment charges, the deterioration in income from operations was due to the revenue decline of the pharmaceutical business and TLX revenue per mile declining at a faster pace than our cost per mile.

Pool Distribution - Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015

The following table sets forth our historical financial data of the Pool Distribution segment for the nine months ended September 30, 2016 and 2015 (in millions):

Pool Distribution Segment Information
(In millions)
(Unaudited)

	Nine months ended
	September 30,	Percent of	September 30,	Percent of		Percent
	2016	Revenue	2015	Revenue	Change	Change
Operating revenue	$101.2	100.0%	$87.0	100.0%	$14.2	16.3%

Operating expenses:
Purchased transportation	27.6	27.3	23.8	27.4	3.8	16.0
Salaries, wages and employee benefits	39.0	38.5	32.8	37.7	6.2	18.9
Operating leases	9.2	9.1	6.7	7.7	2.5	37.3
Depreciation and amortization	4.4	4.3	4.5	5.2	(0.1)	(2.2)
Insurance and claims	3.2	3.2	2.7	3.1	0.5	18.5
Fuel expense	3.3	3.3	3.9	4.5	(0.6)	(15.4)
Other operating expenses	14.7	14.5	11.8	13.5	2.9	24.6
Total operating expenses	101.4	100.2	86.2	99.1	15.2	17.6
(Loss) income from operations	$(0.2)	(0.2)%	$0.8	0.9%	$(1.0)	(125.0)%

Revenues

Pool Distribution (Pool) operating revenue increased $14.2 million, or 16.3%, to $101.2 million for the nine months ended September 30, 2016 from $87.0 million for the same period in 2015.  The increase was attributable to new customer business wins, current year rate increases and increased volume from previously existing customers.
Purchased Transportation

Pool purchased transportation increased $3.8 million, or 16.0%, to $27.6 million for the nine months ended September 30, 2016 compared to $23.8 million for the same period of 2015.  Pool purchased transportation as a percentage of revenue was 27.3% for the nine months ended September 30, 2016 compared to 27.4% for the same period of 2015.  The slight improvement in Pool purchased transportation as a percentage of revenue was attributable to rate increases initiated during the first quarter of 2016 which improved our revenue per mile and our purchased transportation as a percentage of revenue. The decrease was partly offset by decreased agent station revenue, which has handling costs that would not contribute to purchased transportation.
Salaries, Wages, and Benefits

Pool salaries, wages and employee benefits increased $6.2 million, or 18.9%, to $39.0 million for the nine months ended September 30, 2016 compared to $32.8 million for the same period of 2015.  As a percentage of Pool operating revenue, salaries, wages and benefits increased to 38.5% for the nine months ended September 30, 2016 compared to 37.7% for the same period in 2015.   The increase in salaries, wages and benefits as a percentage of revenue was the result of a 1.4% increase as a percentage of revenue in dock pay. This was partly offset by decreases as a percentage of revenue in administrative salaries, wages and benefits and workers' compensation.
Operating Leases

Operating leases increased $2.5 million, or 37.3%, to $9.2 million for the nine months ended September 30, 2016 from $6.7 million for the same period in 2015.  Operating leases were 9.1% of Pool operating revenue for the nine months ended September 30, 2016 compared with 7.7% in the same period of 2015.  Operating leases increased due to $1.9 million of additional facility rent expense as certain terminals moved to larger facilities to handle additional business wins. The remaining $0.6 million increase is attributable to additional truck rentals for additional business wins throughout the network.
Depreciation and Amortization

Pool depreciation and amortization decreased $0.1 million, or 2.2%, to $4.4 million for the nine months ended September 30, 2016 from $4.5 million for the same period in 2015. Depreciation and amortization expense as a percentage of Pool operating revenue was 4.3% for the nine months ended September 30, 2016 compared to 5.2% in the same period of 2015. Depreciation and amortization decreased as a percentage of revenue as Pool utilized more truck rentals and owner operators and purchased transportation instead of Company-owned equipment to provide the capacity for the increase in revenue.
Insurance and Claims

Pool insurance and claims expense increased $0.5 million, or 18.5%, to $3.2 million for the nine months ended September 30, 2016 from $2.7 million for the nine months ended September 30, 2015.  Insurance and claims were 3.2% of operating revenue for the nine months ended September 30, 2016 compared to 3.1% in the same period of 2015. The increase was due to higher vehicle insurance premiums and increased vehicle accident damage repairs. These increases were slightly offset by a $0.1 million decrease in cargo claims and claims related fees. The higher insurance premiums were driven by current year insurance renewals.
Fuel Expense

Pool fuel expense decreased $0.6 million, or 15.4%, to $3.3 million for the nine months ended September 30, 2016 from $3.9 million in the same period of 2015.  Fuel expenses were 3.3% of Pool operating revenue in the nine months ended September 30, 2016 compared to 4.5% in the same period of 2015.  Pool fuel expenses decreased due to a decline in year-over-year fuel prices and increased utilization of purchased transportation. These decreases were partially offset by the impact of the higher revenue volumes.
Other Operating Expenses

Pool other operating expenses increased $2.9 million, or 24.6%, to $14.7 million for the nine months ended September 30, 2016 compared to $11.8 million for the same period of 2015.  Pool other operating expenses for the nine months ended September 30, 2016 were 14.5% compared to 13.5% for the same period of 2015.  As a percentage of revenue the increase was attributable to a 0.5% increase in dock related costs and 0.3% in legal fees. The dock related costs increase was mainly attributable to the start up of new business. The legal fees are primarily related to Pool's Department of Transportation safety audit.
Results from Operations
Results from operations decreased by $1.0 million to a $0.2 million loss from operations for the nine months ended September 30, 2016 compared with $0.8 million of income from operations for the same period in 2015.  Loss from operations as a percentage of Pool operating revenue was 0.2% for the nine months ended September 30, 2016 compared to income from operations as a percentage of revenue of 0.9% in the same period of 2015.  The decline in Pool operating results was primarily the result of increased facility and dock handling costs for the on-boarding of new business. These increases in expenses were partly negated by the increased revenue from new business wins and rate increases.

Intermodal - Nine Months Ended September 30, 2016 compared to Nine Months Ended September 30, 2015

The following table sets forth our historical financial data of the Intermodal segment for the nine months ended September 30, 2016 and 2015 (in millions):

Intermodal Segment Information
(In millions)
(Unaudited)

	Nine months ended
	September 30,	Percent of	September 30,	Percent of		Percent
	2016	Revenue	2015	Revenue	Change	Change
Operating revenue	$76.4	100.0%	$79.4	100.0%	$(3.0)	(3.8)%

Operating expenses:
Purchased transportation	26.5	34.7	25.4	32.0	1.1	4.3
Salaries, wages and employee benefits	18.6	24.3	18.3	23.0	0.3	1.6
Operating leases	9.2	12.0	8.7	11.0	0.5	5.7
Depreciation and amortization	2.8	3.7	2.9	3.7	(0.1)	(3.4)
Insurance and claims	2.2	2.9	2.0	2.5	0.2	10.0
Fuel expense	1.8	2.4	2.5	3.1	(0.7)	(28.0)
Other operating expenses	7.1	9.3	10.8	13.6	(3.7)	(34.3)
Total operating expenses	68.2	89.3	70.6	88.9	(2.4)	(3.4)
Income from operations	$8.2	10.7%	$8.8	11.1%	$(0.6)	(6.8)%

Revenues

Intermodal operating revenue decreased $3.0 million, or 3.8%, to $76.4 million for the nine months ended September 30, 2016 from $79.4 million for the same period in 2015.   The decrease in operating revenue was primarily attributable to the negative impact of reduced fuel surcharges, decreased rental and storage revenues and suppressed market conditions. The decrease was partially alleviated by volumes associated with the acquisition of Ace and Triumph.

Purchased Transportation

Intermodal purchased transportation increased $1.1 million, or 4.3%, to $26.5 million for the nine months ended September 30, 2016 from $25.4 million for the same period in 2015.  Intermodal purchased transportation as a percentage of revenue was 34.7% for the nine months ended September 30, 2016 compared to 32.0% for the nine months ended September 30, 2015.  The increase in Intermodal purchased transportation as a percentage of revenue was attributable to higher utilization of owner-operators as opposed to Company-employed drivers in select markets. The increase as a percentage of revenue was also due to a change in business mix as revenues, such as rental and storage revenues, that do not not utilize owner operators decreased for the nine months ended September 30, 2016 compared to the same period of 2015.

Salaries, Wages, and Benefits

Intermodal salaries, wages and employee benefits increased $0.3 million, or 1.6%, to $18.6 million for the nine months ended September 30, 2016 compared to $18.3 million for the nine months ended September 30, 2015.  As a percentage of Intermodal operating revenue, salaries, wages and benefits increased to 24.3% for the nine months ended September 30, 2016 compared to 23.0% for the same period in 2015.   The deterioration in salaries, wages and employee benefits as a percentage of revenue is attributable to increased administrative staffing due to acquisition, merit increases and increased workers' compensation and health insurance costs. These increases were partially offset by less reliance on Company-employed drivers.

Operating Leases

Operating leases increased $0.5 million, or 5.7%, to $9.2 million for the nine months ended September 30, 2016 from $8.7 million for the same period in 2015.  Operating leases were 12.0% of Intermodal operating revenue for the nine months ended September 30, 2016 compared with 11.0% in the same period of 2015.  Operating leases increased due to a $0.5 million increase in rent expense for additional facilities assumed with the acquisitions.

Depreciation and Amortization

Depreciation and amortization decreased $0.1 million, or 3.4%, to $2.8 million for the nine months ended September 30, 2016 from $2.9 million for the same period in 2015. Depreciation and amortization expense as a percentage of Intermodal operating revenue was 3.7% for the nine months ended September 30, 2016 and 2015. Depreciation and amortization decreased in total dollars as certain intangible assets reached their useful life in the first quarter of 2016.

Insurance and Claims

Intermodal insurance and claims expense increased $0.2 million, or 10.0%, to $2.2 million for the nine months ended September 30, 2016 from $2.0 million for the nine months ended September 30, 2015.   Intermodal insurance and claims were 2.9% of operating revenue for the nine months ended September 30, 2016 compared with 2.5% for the same period in 2015. The increase in Intermodal insurance and claims was attributable to higher insurance premiums.

Fuel Expense

Intermodal fuel expense decreased $0.7 million, or 28.0%, to $1.8 million for the nine months ended September 30, 2016 from $2.5 million in the same period of 2015.  Fuel expenses were 2.4% of Intermodal operating revenue for the nine months ended September 30, 2016 compared to 3.1% in the same period of 2015.  Intermodal fuel expenses decreased primarily as a result of the year-over-year decline in fuel prices, declining revenue and increased utilization of owner-operators.

Other Operating Expenses

Intermodal other operating expenses decreased $3.7 million, or 34.3%, to $7.1 million for the nine months ended September 30, 2016 compared to $10.8 million for the same period of 2015.  Intermodal other operating expenses for the nine months ended September 30, 2016 were 9.3% compared to 13.6% for the same period of 2015.  The decrease in Intermodal other operating expenses was due mostly to a $3.3 million decline in container related rental and storage charges. The remaining decrease was due to declining terminal expenses and other variable costs corresponding with the decrease in revenue.

Income from Operations

Intermodal’s income from operations decreased by $0.6 million, or 6.8%, to $8.2 million for the nine months ended September 30, 2016 compared with $8.8 million for the same period in 2015.  Income from operations as a percentage of Intermodal operating revenue was 10.7% for the nine months ended September 30, 2016 compared to 11.1% in the same period of 2015.  The deterioration in operating income was primarily attributable to the negative impact on revenue of decreased fuel surcharges and suppressed market conditions. The deterioration was partially offset by the operating income contributed by Ace and Triumph since acquisition.

Other Operations

Other operating activity improved from a $24.7 million operating loss during the nine months ended September 30, 2015 to a $2.5 million operating loss during the nine months ended September 30, 2016. The year-over-year improvement in other operations and corporate activities was largely due to $22.9 million of Towne acquisition and integration costs included in results for the nine months ended September 30, 2015 and no similar costs being included in the same period of 2016. The prior year acquisition and integration costs included $2.6 million of severance obligations and $11.3 million in reserves for remaining net payments, on duplicate facilities vacated during the nine months ended September 30, 2015. The expenses associated with the severance obligations and vacated, duplicate facility costs were recognized in the salaries, wages and benefits and operating lease line items, respectively. During the nine months ended September 30, 2015, we also incurred expense of $9.0 million for various other integration and transaction related costs which are largely included in other operating expenses. The $2.5 million in operating loss included in other operations and corporate activities for the nine months ended September 30, 2016, was primarily for increases to loss development factors resulting from our bi-annual actuary analysis of our vehicle and workers' compensation claims. Other operating activity for the nine months ended September 30, 2016 also included a $0.5 million reserve for remaining net payments on duplicate facilities vacated following the Towne acquisition, as several facilities have yet to be sub-leased. Other operating activity for the nine months ended September 30, 2015 included approximately $1.8 million of additional expenses associated with our bi-annual actuary analysis. These loss development adjustments were kept at the corporate level and not passed through to our segments.

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

Valuation of Goodwill and Other Long Term Assets

We test our goodwill for impairment annually or more frequently if events or circumstances indicate impairment may exist. Examples of such events or circumstances could include a significant change in business climate or a loss of significant customers. We complete our annual analysis of our reporting units as of the last day of our second quarter, June 30th. We first consider our reporting unit and related components in accordance with U.S. GAAP. Goodwill is allocated to reporting units that are expected to benefit from the business combinations generating the goodwill. We have five reporting units - Expedited LTL, TLX Forward Air, Intermodal, Pool Distribution and Total Quality, Inc. ("TQI"). The TLX Forward Air and the TQI reporting units are assigned to the Expedited Truckload Services reporting segment. In evaluating reporting units, we first assess qualitative factors to determine whether it is more likely than not that the fair value of any of its reporting units is less than its carrying amount, including goodwill. When performing the qualitative assessment, we consider the impact of factors including, but not limited to, macroeconomic and industry conditions, overall financial performance of each reporting unit, litigation and new legislation. If based on the qualitative assessments, we believe it is more likely than not that the fair value of any reporting unit is less than the reporting unit's carrying amount, or periodically as deemed appropriate by management, we will prepare an estimation of the respective reporting unit's fair value utilizing a quantitative approach. If this estimation of fair value indicates that impairment potentially exists, we will then measure the amount of the impairment, if any. Goodwill impairment exists when the calculated implied fair value of goodwill is less than its carrying value.
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
Additionally, the Company reviews its other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In conjunction with the TQI impairment calculations we obtained fair value information or prepared new fair value calculations for TQI's other long term assets. Impairment is recognized on assets classified as held and used when the sum of undiscounted estimated cash flows expected to result from the use of the asset is less than the carrying value. If such measurement indicates a possible impairment, the estimated fair value of the asset is compared to its net book value to measure the impairment charge, if any. Through our TQI goodwill impairment calculations we determined there were indicators that TQI's customer relationship and non-compete intangible assets were impaired as the undiscounted cash flows associated with the applicable assets no longer exceeded the related assets' net book values. We then estimated the current market values of the customer relationship and non-compete assets using an income approach (level 3). Under this method, an intangible asset's fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To calculate fair value, we used cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset. We believe that the level and timing of cash flows appropriately reflect market participant assumptions. As a result of these calculations, we recorded an impairment charge of $16.5 million.

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

Impact of Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board (FASB) issued guidance that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital pools (APIC). The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance is effective in 2017 with early adoption permitted. We plan to adopt this guidance in January 2017 and while the elimination of APIC pools will result in increased volatility of our effective tax rate, the overall impact is expected to be minimal.

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

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital expenditures, with cash flows from operations and borrowings under our bank lines of credit. Net cash provided by operating activities totaled approximately $94.6 million for the nine months ended September 30, 2016 compared to approximately $57.3 million for the nine months ended September 30, 2015. The $37.3 million increase in cash provided by operating activities is mainly attributable to a $22.0 million increase in net earnings after consideration of non-cash items, a $24.1 million decrease in cash used to fund accounts payable and prepaid assets and a $8.8 million decrease in cash collected from accounts receivable. The decreases in cash used for accounts payable and prepaid assets is mainly attributable to the prior year having cash paid to settle trade payables assumed with the Towne acquisition and reduced estimated income tax payments. The decrease in cash received from accounts receivables is attributable to collections on acquired accounts receivable in 2015 related to the Towne acquisition.

Net cash used in investing activities was approximately $39.4 million for the nine months ended September 30, 2016 compared with approximately $79.8 million during the nine months ended September 30, 2015. Investing activities during the nine months ended September 30, 2016 consisted primarily of $11.8 million used to acquire Ace and Triumph, which rolled into the Intermodal segment, and net capital expenditures of $26.9 million primarily for new trailers, forklifts, computer hardware and internally developed software.  Investing activities during the nine months ended September 30, 2015 consisted primarily of $61.9 million used to acquire Towne and net capital expenditures of $17.3 million primarily for new tractors and trailers to replace aging units. The proceeds from disposal of property and equipment during the nine months ended September 30, 2016 and 2015 were primarily from sales of older trailers and vehicles.

Net cash used in financing activities totaled approximately $77.2 million for the nine months ended September 30, 2016 compared with net cash provided by financing activities of $28.5 million for the nine months ended September 30, 2015.  The $105.7 million change in cash from financing activities was attributable to the prior year including $125.0 million of proceeds from executing a two year term loan in conjunction with the Towne acquisition. This was partly offset by a $45.4 million decrease in payments on debt and capital leases. Additionally, there was a $6.4 million decrease in cash from employee stock transactions and related tax benefits. Payments on debt and capital leases decreased as 2015 included the settlement of debt assumed with the acquisition of Towne. The nine months ended September 30, 2016 also included $30.0 million used to repurchase shares of our common stock, compared to $10.0 million was used to repurchase shares of our common stock during the nine months ended September 30, 2015.

On February 4, 2015, we entered into a five-year senior, unsecured credit facility (the “Facility”) with a maximum aggregate principal amount of $275.0 million, including a revolving credit facility of $150.0 million and a term loan facility of $125.0 million. The revolving credit facility has a sublimit of $25.0 million for letters of credit and a sublimit of $15.0 million for swing line loans. The revolving credit facility is scheduled to expire in February 2020 and may be used to refinance our existing indebtedness and for working capital, capital expenditures and other general corporate purposes. Unless we elect otherwise under the credit agreement, interest on borrowings under the Facility are based on the highest of (a) the federal funds rate plus 0.5%, (b) the administrative agent's prime rate and (c) the LIBOR Rate plus 1.0%, in each case plus a margin that can range from 0.1% to 0.6% with respect to the term loan facility and from 0.3% to 0.8% with respect to the revolving credit facility depending on our ratio of consolidated funded indebtedness to earnings as set forth in the credit agreement. The Facility contains financial covenants and other covenants that, among other things, restrict our ability, without the approval of the lenders, to engage in certain mergers, consolidations, asset sales, investments, transactions or to incur liens or indebtedness, as set forth in the credit agreement. As of September 30, 2016, we had no borrowings outstanding under the revolving credit facility. At September 30, 2016, we had utilized $9.4 of availability for outstanding letters of credit and had $140.6 of available borrowing capacity outstanding under the revolving credit facility.

In conjunction with the acquisition of Towne, we borrowed $125.0 million on the available term loan. The term loan is payable in quarterly installments of 11.1% of the original principal amount of the term loan plus accrued and unpaid interest, and matures in March 2017. The interest rate on the term loan was 1.8% at September 30, 2016. The remaining balance on the term loan was $41.7 million as of September 30, 2016 and is a current liability.

On February 7, 2014, our Board of Directors approved a stock repurchase authorization for up to two million shares of our common stock. During the three months ended September 30, 2016, we repurchased, we repurchased 222,388 for $9,996, or $44.95 per share. During the nine months ended September 30, 2016, we repurchased 676,773 shares for $29,987, or an average of $44.31 per share. During the three and nine months ended September 30, 2015, we repurchased 204,590 for $9,996, or $48.86 per share.

On July 21, 2016, our Board of Directors cancelled the Company’s remaining 2014 share repurchase authorization and approved a stock repurchase authorization for up to three million shares of the Company’s common stock. All shares remain for repurchase, as shares repurchased in the three months ended September 30, 2016 were made under the 2014 plan.
During each quarter of 2015 and the first, second and third quarter of 2016, our Board of Directors declared a cash dividend of $0.12 per share of common stock. We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.
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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

On February 7, 2014, the Board of Directors approved a stock repurchase program for up to 2.0 million shares of the Company’s common stock. On July 21, 2016, our Board of Directors approved a stock repurchase authorization for up to three million shares of the Company’s common stock and canceled the Company’s remaining 2014 share repurchase authorization. No shares were purchased under the new authorization during the third quarter.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced 2014 Program
July 1-31, 2016	222,388	$45	222,388
August 1-31, 2016	—	—	—
September 1-30, 2016	—	—	—
Total	222,388	$45	222,388

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

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

Forward Air Corporation
Date: October 26, 2016	By:	/s/ Michael J. Morris
Michael J. Morris Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer)

By:	/s/ Michael P. McLean
Michael P. McLean Chief Accounting Officer, Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

No.	Exhibit
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