Form 10-K
period 2016-12-31
FORWARD AIR CORP
filed 2017-02-22
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016
Commission File No. 000-22490

FORWARD AIR CORPORATION
(Exact name of registrant as specified in its charter)

Tennessee	62-1120025
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1915 Snapps Ferry Road, Building N
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)  Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the registrant as of June 30, 2016 was approximately $1,324,483,176 based upon the $44.53 closing price of the stock as reported on The NASDAQ Stock Market LLC on that date. For purposes of this computation, all directors and executive officers of the registrant are assumed to be affiliates. This assumption is not a conclusive determination for purposes other than this calculation.

The number of shares outstanding of the registrant’s common stock, $0.01 par value per share as of February 17, 2017 was 30,229,809.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

Introductory Note

This Annual Report on Form 10-K for the fiscal year ended December 31, 2016 (this “Form 10-K”) contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. In this Form 10-K, forward-looking statements include, but are not limited to, any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements regarding future insurance and claims; any statements concerning proposed or intended new services or developments; any statements regarding intended expansion through acquisition or greenfield startups; any statements regarding future economic conditions or performance; and any statements of belief and any statements of assumptions underlying any of the foregoing. Some forward-looking statements may be identified by use of such terms as “believes,” “anticipates,” “intends,” “plans,” “estimates,” “projects” or “expects.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The following is a list of factors, among others, that could cause actual results to differ materially from those contemplated by the forward-looking statements: economic factors such as recessions, inflation, higher interest rates and downturns in customer business cycles, our inability to maintain our historical growth rate because of a decreased volume of freight or decreased average revenue per pound of freight moving through our network, increasing competition and pricing pressure, surplus inventories, loss of a major customer, the creditworthiness of our customers and their ability to pay for services rendered, our ability to secure terminal facilities in desirable locations at reasonable rates, the inability of our information systems to handle an increased volume of freight moving through our network, changes in fuel prices, claims for property damage, personal injuries or workers’ compensation, employment matters including rising health care costs, enforcement of and changes in governmental regulations, environmental and tax matters, the handling of hazardous materials, the availability and compensation of qualified independent owner-operators and freight handlers as well as contracted, third party carriers needed to serve our customers' transportation needs and our inability to successfully integrate acquisitions. As a result of the foregoing, no assurance can be given as to future financial condition, cash flows or results of operations. Except as required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I

Item 1. Business

Overview

Forward Air is a leading asset-light freight and logistics company. We provide less-than-truckload (“LTL”), truckload, intermodal and pool distribution services across the United States and in Canada. We utilize an asset-light strategy to minimize our investments in equipment and facilities and to reduce our capital expenditures. Forward Air was formed as a corporation under the laws of the State of Tennessee on October 23, 1981. Our common stock is listed on the Nasdaq Global Select Market under the symbol “FWRD”.

Services Provided

Our services can be classified into four principal reportable segments: Expedited LTL, Truckload Premium Services (“TLS”), Intermodal and Pool Distribution. For financial information relating to each of our business segments, see Note 10, “Segment Reporting,” in the Notes to consolidated Financial Statements included in this Form 10-K.

Expedited LTL. We operate a comprehensive national network to provide expedited regional, inter-regional and national LTL services. Expedited LTL offers customers local pick-up and delivery and other services including shipment consolidation and deconsolidation, warehousing, customs brokerage and other handling. Because of our roots in serving the deferred air freight market, our terminal network is located at or near airports in the United States and Canada. During the year ended December 31, 2016, Expedited LTL accounted for 58.1% of our consolidated revenue.

TLS. We provide expedited truckload brokerage, dedicated fleet services, as well as high security and temperature-controlled logistics services in the United States and Canada. During the year ended December 31, 2016, TLS accounted for 16.7% of our consolidated revenue.

Intermodal. We provide first- and last-mile high value intermodal container drayage services both to and from seaports and railheads. Intermodal also offers dedicated contract and Container Freight Station (“CFS”) warehouse and handling services. Today, Intermodal operates primarily in the Midwest, with a smaller operational presence in the Southwest and Southeast. We plan to grow Intermodal’s geographic footprint through acquisitions as well as greenfield start-ups where we do not have an acceptable acquisition target. During the year ended December 31, 2016, Intermodal accounted for 10.6% of our consolidated revenue.

Pool Distribution. We provide high-frequency handling and distribution of time sensitive product to numerous destinations within a specific geographic region. We offer this service throughout the Mid-Atlantic, Southeast, Midwest and Southwest United States. During the year ended December 31, 2016, Pool Distribution accounted for 15.1% of our consolidated revenue.

Strategy

Our strategy is to take advantage of our core competencies to provide asset-light freight and logistics services in order to grow in the premium or high service level segments of the markets we serve. Principal components of our efforts include:

•
Expand Service Offerings. We believe we can increase freight volumes and revenues by offering new and enhanced services that address more of our customers’ premium transportation needs. In the past few years, we have added or enhanced LTL pickup and delivery, customer label integration, expedited truckload, temperature-controlled shipments, warehousing, drayage, customs brokerage and shipment consolidation and handling services. These services benefit our existing customers and increase our ability to attract new customers.

•
Enhance Information Systems. We are committed to the development and enhancement of our information systems in order to provide us competitive service advantages and increased productivity. We believe our information systems have and will assist us in capitalizing on new business opportunities with existing and new customers.

•
Pursue Strategic Acquisitions. We continue to evaluate and pursue acquisitions that can increase our penetration of a geographic area; add new customers, business verticals and services; and increase freight volume. For example, we acquired Central States Trucking Co. (“CST”) in 2014. CST provides industry-leading container and intermodal drayage services within the Midwest, Southeast and Southwest regions of the United States. CST also provides linehaul service within the LTL space as well as dedicated contract and CFS warehouse services. Since our acquisition of CST in 2014, CST has completed four acquisitions. In 2016, CST acquired substantially all of the assets of ACE Cargo, LLC (“Ace”) and Triumph Transport, Inc. and Triumph Repair Service, Inc. (together referred to as “Triumph”).

Operations

The following describes in more detail the operations of each of our reportable segments: Expedited LTL, Truckload Premium Services, Intermodal and Pool Distribution.

Expedited LTL

Overview

Our Expedited LTL segment provides expedited regional, inter-regional and national LTL services. We market our Expedited LTL services primarily to freight and logistics intermediaries (such as freight forwarders and third party logistics companies) and airlines (such as integrated air cargo carriers, and passenger and cargo airlines). We offer our customers a high level of service with a focus on on-time, damage-free deliveries. Our terminals are located on or near airports in the United States and Canada and maintain regularly scheduled transportation service between major cities.

Operations

Our Expedited LTL network consists of terminals located in the following 90 cities:

City	Airport Served	City	Airport Served
Albany, NY	ALB	Louisville, KY	SDF
Albuquerque, NM*	ABQ	Memphis, TN	MEM
Allentown, PA*	ABE	McAllen, TX	MFE
Atlanta, GA	ATL	Miami, FL	MIA
Austin, TX	AUS	Milwaukee, WI	MKE
Baltimore, MD	BWI	Minneapolis, MN	MSP
Baton Rouge, LA*	BTR	Mobile, AL*	MOB
Birmingham, AL*	BHM	Moline, IA	MLI
Blountville, TN*	TRI	Montgomery, AL*	MGM
Boston, MA	BOS	Nashville, TN	BNA
Buffalo, NY	BUF	Newark, NJ	EWR
Burlington, IA	BRL	Newburgh, NY	SWF
Cedar Rapids, IA	CID	New Orleans, LA	MSY
Charleston, SC****	CHS	New York, NY	JFK
Charlotte, NC	CLT	Norfolk, VA	ORF
Chicago, IL	ORD	Oklahoma City, OK	OKC
Cincinnati, OH	CVG	Omaha, NE	OMA
Cleveland, OH	CLE	Orlando, FL	MCO
Columbia, SC*	CAE	Pensacola, FL*	PNS
Columbus, OH***	CMH	Philadelphia, PA	PHL
Corpus Christi, TX*	CRP	Phoenix, AZ	PHX
Dallas/Ft. Worth, TX	DFW	Pittsburgh, PA	PIT
Dayton, OH*	DAY	Portland, OR	PDX
Denver, CO	DEN	Raleigh, NC	RDU
Des Moines, IA**	DSM	Richmond, VA	RIC
Detroit, MI	DTW	Rochester, NY	ROC
El Paso, TX	ELP	Sacramento, CA	SMF
Evansville, IN	EVV	Saginaw, MI	MBS
Fort Wayne, IN	FWA	Salt Lake City, UT	SLC
Grand Rapids, MI	GRR	San Antonio, TX	SAT
Greensboro, NC	GSO	San Diego, CA	SAN
Greenville, SC	GSP	San Francisco, CA	SFO
Hartford, CT	BDL	Seattle, WA	SEA
Harrisburg, PA	MDT	Shreveport, LA*	SHV
Houston, TX	IAH	South Bend, IN	SBN
Huntsville, AL*	HSV	St. Louis, MO	STL
Indianapolis, IN	IND	Syracuse, NY	SYR
Jacksonville, FL	JAX	Tampa, FL	TPA
Kansas City, MO	MCI	Toledo, OH*	TOL
Knoxville, TN*	TYS	Traverse City, MI*	TVC
Lafayette, LA*	LFT	Tucson, AZ*	TUS
Laredo, TX	LRD	Tulsa, OK**	TUL
Las Vegas, NV	LAS	Washington, DC	IAD
Little Rock, AR*	LIT	Montreal, Canada*	YUL
Los Angeles, CA	LAX	Toronto, Canada	YYZ

*      Denotes an independent agent location.
**    Denotes a location with combined Expedited LTL and Pool Distribution operations.
*** Denotes a location in which Expedited LTL is an agent for Pool Distribution.
****Denotes a location with combined Expedited LTL and Intermodal operations.

Independent agents operate 20 of our Expedited LTL locations. These locations typically handle lower volumes of freight relative to our Company-operated facilities.

Shipments

During 2016, approximately 29.2% of the freight handled by Expedited LTL was for overnight delivery, approximately 56.1% was for delivery within two to three days and the balance was for delivery in four or more days.

The average weekly volume of freight moving through our Expedited LTL network was approximately 46.5 million pounds per week in 2016. During 2016, our average shipment weighed approximately 631 pounds. Although we impose no significant size or weight restrictions, we focus our marketing and price structure on shipments of 200 pounds or more.

Expedited LTL generally does not market its services directly to shippers (where such services might compete with our freight and logistics intermediary customers). Also, because Expedited LTL does not place significant size or weight restrictions on shipments, we generally do not compete directly with integrated air cargo carriers such as United Parcel Service and FedEx Corporation in the overnight delivery of small parcels.

The table below summarizes the average weekly volume of freight moving through our network for each year since 2002.

Average Weekly
Volume in Pounds
Year	(In millions)
2002	24.5
2003	25.3
2004	28.7
2005	31.2
2006	32.2
2007	32.8
2008	34.2
2009	28.5
2010	32.6
2011	34.0
2012	34.9
2013	35.4
2014	37.4
2015	47.2
2016	46.5

Purchased Transportation

Our licensed property broker places our customers’ cargo with qualified motor carriers, including our own, and other third-party transportation companies. Expedited LTL’s licensed motor carrier contracts with owner-operators for most of its transportation services. The owner-operators own, operate and maintain their own tractors and employ their own drivers. Our freight handlers load and unload our trailers and vehicles for hauling by owner-operators between our terminals.

We seek to establish long-term relationships with owner-operators to assure dependable service and availability. Historically, Expedited LTL has experienced significantly higher-than-industry average retention of owner-operators. Expedited LTL has established specific guidelines relating to safety records, driving experience and personal evaluations that we use to select our owner-operators. To enhance our relationship with the owner-operators, Expedited LTL’s rates are generally above prevailing market rates and our owner-operators often are able to negotiate a consistent work schedule for their drivers. Usually, owner-operators negotiate schedules for their drivers that are between the same two cities or along a consistent route, improving quality of work life for the drivers of our owner-operators and, in turn, increasing our driver retention.

As a result of efforts to expand our logistics and other services, seasonal demands and volume surges in particular markets, we also purchase transportation from other surface transportation providers to handle overflow volume. Of the $225.1 million incurred for Expedited LTL's purchased transportation during 2016, we purchased 63.2% from the owner-operators of our licensed motor carrier and 36.8% from other surface transportation providers.

Other Services

Expedited LTL customers increasingly demand more than the movement of freight from their transportation providers. To meet these demands, we continually seek ways to customize and add new services.

Other Expedited LTL services allow customers to access the following services from a single source:

•	customs brokerage;

•	warehousing, dock and office space;

•	hotshot or ad-hoc ultra expedited services; and

•	shipment consolidation and handling, such as shipment build-up and break-down and reconsolidation of air or ocean pallets or containers.

Customers

Our wholesale customer base is primarily comprised of freight forwarders, third party logistics companies, integrated air cargo carriers and passenger, cargo airlines and steamship lines. Expedited LTL’s freight forwarder customers vary in size from small, independent, single facility companies to large, international logistics companies. Our dependable service and wide-ranging service offerings also make Expedited LTL an attractive option for third party logistic providers (“3PL”), which is one of the fastest growing segments in the transportation industry. Because we deliver dependable service, integrated air cargo carriers use our network to provide overflow capacity and other services, including shipment of bigger packages and pallet-loaded cargo. In 2016, no single customer accounted for more than 10% of Expedited LTL’s revenue.

Truckload Premium Services

Overview

Our TLS segment is an asset-light provider of transportation management services, including, but not limited to, expedited truckload brokerage, dedicated fleet services, as well as high security and temperature-controlled logistics services. We market our TLS services to integrated air cargo carriers, airlines, freight forwarders and LTL carriers, as well as life-science companies, and their distributors and other shippers of high value cargo. TLS offers long haul, regional and local services through a dedicated fleet and third party transportation providers. TLS also utilizes a wide assortment of equipment to meet our customers’ critical on-time expectations in the United States and Canada.

Operations

TLS’ primary operations are located in Columbus, Ohio. TLS also has satellite operations in South Bend, Indiana; Grand Rapids, Michigan; Greeneville, Tennessee; and Sacramento, California.

Operating Statistics

The table below summarizes the average weekly miles driven for each year since 2003.

Average Weekly Miles
Year	(In thousands)
2003	211
2004	260
2005	248
2006	331
2007	529
2008	676
2009	672
2010	788
2011	876
2012	1,005
2013	1,201
2014	1,185
2015	1,459
2016	1,756

Transportation

TLS utilizes a dedicated fleet of owner-operators, company drivers and third party transportation providers in its operations. The owner-operators own, operate and maintain their own tractors and employ their own drivers. We also maintain a fleet of company drivers, which primarily services our life science and high value cargo customers. In many instances, our customers request team (driver) service. Through team service, we are able to provide quicker, more secure, transit service to our TLS customers.

We seek to establish long-term relationships with owner-operators and company drivers to assure dependable service and availability. To enhance our relationship with the owner-operators and our company drivers, TLS strives to set its owner-operator and company driver pay rates above prevailing market rates.

TLS has established specific guidelines relating to safety records, driving experience and personal evaluations that we use to qualify and select our drivers (leased and employed).

In addition to our owner operators and company fleet, we also purchase transportation from other surface transportation providers (including Expedited LTL) to serve our customers’ needs. TLS’ brokerage operation has relationships with over 4,700 qualified carriers. Of the $123.3 million incurred for TLS transportation during 2016, we purchased 44.7% from the owner-operators of our licensed motor carrier, 8.5% from our company fleet and 46.8% from other surface transportation providers.

We have access to over 5,700 trailers and we utilize a variety of equipment in our TLS operations including dry van, refrigerated, and roller-bed trailers, as well as straight trucks and cargo vans. We service our life science and high-security cargo customers with industry-leading TAPA (Transported Asset Protection Association) Level 1 certified equipment that has layered security measures to prevent theft, qualified and calibrated refrigerated trailers and temperature systems that minimize the chance of damage to cargo caused by temperature excursions. All of the TLS trailers have global positioning trailer-tracking technology that allows us to more effectively manage our trailer pool.

All of our TLS company and independent contractor tractors are equipped with in-cab communication devices, which enable us to communicate with our drivers, plan and monitor shipment progress and monitor and record our drivers’ hours of service. We use the real-time global positioning data obtained from these devices to improve customer and driver service.

Customers

Our customer base is primarily comprised of freight forwarders, third party logistics companies, integrated air cargo carriers and passenger, cargo airlines, and LTL carriers, as well as retail, life-science companies, and their distributors. TLS’ customers include Fortune 500 pharmaceutical manufacturers and distributors, as well as transportation companies. In 2016, TLS’ ten largest customers accounted for approximately 73.5% of its operating revenue but revenues from these customers do not exceed 10% of our consolidated revenue.

Intermodal

Overview

Our Intermodal segment provides high value intermodal container drayage services. We market our Intermodal services to import and export customers. Intermodal offers first- and last-mile transportation of freight both to and from seaports and railheads through a dedicated fleet and third party transportation providers. Today, Intermodal operates primarily in the Midwest, with a smaller presence in the Southeast and Southwest. We plan to expand beyond our current geographic footprint through acquisitions as well as greenfield start-ups where no suitable acquisition is available. Intermodal also provides linehaul and local less-than-truckload service in the Midwest, as well as CFS warehousing services (e.g. devanning, unit load device ("ULD") build-up/tear-down, and security screening) for air and ocean import/export freight at five (5) of its Midwest terminals (Chicago, Cleveland, Milwaukee, Indianapolis and Detroit). Our Intermodal service differentiators include:

•	Immediate proof of delivery ("POD") and Signature Capture capability via tablets;

•	All drivers receive dispatch orders on hand-held units and are trackable via GPS; and

•	Daily contrainer visibility and per diem management reports.

Operations

Intermodal’s primary office is located in Oak Brook, Illinois. Intermodal’s network consists of terminals in the following locations:

City
Charleston, SC*	Kansas City, MO
Chicago/Joliet, IL	Minneapolis, MN
Cincinnati, OH	Milwaukee, WI
Cleveland, OH	Rochelle, IL
Dallas, TX	Romulus, MI
Houston, TX	Savannah, GA
Indianapolis, IN

* Denotes a location with combined Intermodal and Expedited LTL operations.

Transportation

Intermodal utilizes a mix of Company-employed drivers, owner-operators and third party carriers. During 2016, approximately 20.0% of Intermodal’s direct transportation expenses were provided by Company-employed drivers, 77.7% by owner-operators and 2.3% was provided by third party carriers.

All of our Intermodal company and independent contractor tractors are equipped with computer tablets, which enable us to communicate with our drivers, plan and monitor shipment progress and monitor our drivers’ hours of service. We use the real-time global positioning data obtained from these devices to improve customer and driver service and provide a high-level of shipment visibility to our customers (including immediate POD signature capture). We believe that our technology is a key differentiator and enables us to provide a higher level of service than our competitors.

Customers

Intermodal’s customer base is primarily comprised of international freight forwarders, passenger and cargo airlines and steamship lines. In 2016, Intermodal’s ten largest customers accounted for approximately 39.1% of its operating revenue but revenues from these customers do not exceed 10% of our consolidated revenue.

Pool Distribution

Overview

Our Pool Distribution (or “Pool”) segment provides pool distribution services through a network of terminals and service locations in 27 cities throughout the Mid-Atlantic, Southeast, Midwest and Southwest United States. Pool distribution involves managing high-frequency handling and distribution of time-sensitive product to numerous destinations in specific geographic regions. We market these services to national and regional retailers and distributors.

Operations

Our Pool Distribution network consists of terminals and service locations in the following 27 cities:

City
Albuquerque, NM*	Kansas City, MO
Atlanta, GA	Lakeland, FL
Baltimore, MD	Las Vegas, NV
Baton Rouge, LA*	Little Rock, AR*
Charlotte, NC	Miami, FL
Chicago, IL*	Montgomery, AL
Columbus, OH**	Nashville, TN
Dallas/Ft. Worth, TX	Raleigh, NC
Des Moines, IA***	Richmond, VA
Detroit, MI*	Rochester, NY
Houston, TX	San Antonio, TX
Jacksonville, FL	St. Louis, MO*
Jacksonville, TX	Tulsa, OK***
Jeffersonville, OH

* Denotes an independent agent station.
** Denotes a location in which Expedited LTL is an agent for Pool Distribution.
*** Denotes a location with combined Expedited LTL and Pool Distribution operations.

Transportation
Pool Distribution provides transportation services through a mix of Company-employed drivers, owner-operators and third party carriers. The mix of sources utilized to provide Pool transportation services is dependent on the individual markets and related customer routes. During 2016, approximately 38.1% of Pool's direct transportation expenses were provided by Company-employed drivers, 33.6% by owner-operators and 28.3% was provided by third party carriers.
Customers

Pool Distribution’s customer base is primarily composed of national and regional retailers and distributors. Pool’s three largest customers accounted for approximately 42.4% of Pool Distribution’s 2016 operating revenue, but revenues from these three customers do not exceed 10% of our consolidated revenue. No other customers accounted for more than 10% of Pool’s operating revenue.

Competition

We compete in the North American transportation and logistics services industry, and the markets in which we operate are highly competitive, very fragmented and historically have few barriers to entry. We compete with a large number of other asset-light logistics companies, asset-based carriers, integrated logistics companies, and third-party freight brokers. To a lesser extent, we also compete with integrated air cargo carriers and passenger airlines. Our competition ranges from small operators that compete within a limited geographic area to companies with substantially greater financial and other resources, including greater freight capacity.

Our Expedited LTL, TLS and Pool Distribution segments primarily compete with other national and regional truckload carriers. Expedited LTL also competes with less-than-truckload carriers, and to a lesser extent, integrated air cargo carriers and passenger and cargo airlines, while our TLS segment also competes with property brokers and 3PLs. Our Intermodal segment primarily competes with national and regional drayage providers.

We believe competition in our segments is based primarily on quality service, available capacity, on-time delivery, flexibility, reliability and security, transportation rates, location of facilities and business relationships, and we believe we compete favorably with other transportation service companies. To that end, we believe our Expedited LTL segment has an advantage over other truckload and less-than-truckload carriers because Expedited LTL delivers faster, more reliable services between cities at rates that are generally significantly below the charge to transport the same shipments to the same destinations by air. We believe our TLS and Intermodal segments have a competitive advantage over other truckload carriers and drayage providers because we deliver faster, more reliable service while offering greater shipment visibility and security. Additionally, we believe our Intermodal segment is one of the leading providers of drayage and related services in North America today. We believe that our presence in several regions across the continental United States enables our Pool Distribution segment to provide consistent, high-quality service to our customers regardless of location, which is a competitive advantage over other pool distribution providers.

Marketing

We market all of our services through a sales and marketing staff located in major markets of the United States. Senior management also is actively involved in sales and marketing at the national and local account levels. We participate in trade shows and advertise our services through direct mail programs and through the Internet via www.forwardaircorp.com, www.forwardair.com, www.forwardairsolutions.com, www.shiptqi.com, and www.cstruck.com. We market our services through all of our websites. The information contained on our websites is not part of this filing and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

Seasonality

Historically, our operating results have been subject to seasonal trends when measured on a quarterly basis. The first quarter has traditionally been the weakest and the third and fourth quarters have traditionally been the strongest. Typically, this pattern has been the result of factors such as economic conditions, customer demand, weather and national holidays. Additionally, a significant portion of our revenue is derived from customers whose business levels are impacted by the economy. The impact of seasonal trends and the economy is more pronounced on our pool distribution business, whose operating revenues and results tend to improve in the third and fourth quarters compared to the first and second quarters.

Employees and Equipment

As of December 31, 2016, we had 3,689 full-time employees, 1,314 of whom were freight handlers. Also, as of that date, we had an additional 999 part-time employees, of whom the majority were freight handlers. None of our employees are covered by a collective bargaining agreement. We recognize that our workforce, including our freight handlers, is one of our most valuable assets. The recruitment, training and retention of qualified employees are essential to support our continued growth and to meet the service requirements of our customers.

We manage a trailer pool that is utilized by all of our reportable segments to move freight through our networks. Our trailer pool includes dry van, refrigerated and roller-bed trailers, and substantially all of our trailers are 53 feet long. We own the majority of the trailers we use, but we supplement at times with leased trailers. At December 31, 2016, we had 4,868 owned trailers in our fleet with an average age of approximately 5.2 years. In addition, at December 31, 2016, we also had 913 leased trailers in our fleet. At December 31, 2016, we had 695 owned tractors and straight trucks in our fleet, with an average age of approximately 5.4 years. In addition, at December 31, 2016, we also had 240 leased tractors and straight trucks in our fleet.

Risk Management and Litigation

Under U.S. Department of Transportation (“DOT”) regulations, we are liable for property damage and personal injuries caused by owner-operators and Company-employed drivers while they are operating on our behalf. We currently maintain liability insurance coverage that we believe is adequate to cover third-party claims. We have a self-insured retention of $0.8 million per occurrence for vehicle and general liability claims. We may also be subject to claims for workers’ compensation. We maintain workers’ compensation insurance coverage that we believe is adequate to cover such claims. We have a self-insured retention of approximately $0.3 million for each such claim, except in Ohio, where we are a qualified self-insured entity with an approximately $0.5 million self-insured retention. We could incur claims in excess of our policy limits or incur claims not covered by our insurance.

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

Regulation

We are regulated by various United States and state agencies, including but not limited to the DOT. These regulatory authorities have broad powers, generally governing matters such as authority to engage in motor carrier operations, as well as motor carrier registration, driver hours of service, safety and fitness of transportation equipment and drivers, transportation of hazardous materials, certain mergers and acquisitions and periodic financial reporting. The trucking industry is also subject to regulatory and legislative changes from a variety of other governmental authorities, which address matters such as: increasingly stringent environmental, occupational safety and health regulations, limits on vehicle weight and size, ergonomics, port security, and hours of service. In addition, we are subject to compliance with cargo-security and transportation regulations issued by the Transportation Security Administration (“TSA”) and Customs and Border Protection (“CBP”) within the U.S. Department of Homeland Security, and our domestic customs brokerage operations are licensed by CBP. Additionally, our Canada business activities are subject to similar requirements imposed by the laws and regulations of Canada, as well as its provincial laws and regulations. Regulatory requirements, and changes in regulatory requirements, may affect our business or the economics of the industry by requiring changes in operating practices or by influencing the demand for and increasing the costs of providing transportation services.

Service Marks

Through one of our subsidiaries, we hold federal trademark registrations or applications for federal trademark registration, associated with the following service marks: Forward Air, Inc.®, North America’s Most Complete Roadfeeder Network®, Keeping Your Business Moving ForwardSM, Forward AirSM, Forward Air Solutions SM, Forward Air Complete®, PROUD®, Total Quality, Inc.®, TQI, Inc.®, TQI®, Central States Trucking Co.® and CSTSM. These marks are of significant value to our business.

Available Information

We file reports with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q and other reports from time to time. We are an electronic filer and the SEC maintains an Internet site at www.sec.gov that contains these reports and other information filed electronically. We make available free of charge through our website our Code of Business Conduct and Ethics and our reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Our website address is www.forwardaircorp.com. Our goal is to maintain our website as a portal through which investors can easily find or navigate to pertinent information about us. The information provided on the website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

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

Overall economic conditions that reduce freight volumes could have a material adverse impact on our operating results and ability to achieve growth.

We are sensitive to changes in overall economic conditions that impact customer shipping volumes, industry freight demand and industry truck capacity. The transportation industry historically has experienced cyclical fluctuations in financial results due to economic recession, downturns in business cycles of our customers, interest rate fluctuations, inflation and other economic factors beyond our control. Deterioration in the economic environment subjects our business to various risks, including the following, that may have a material and adverse impact on our operating results and cause us not to maintain profitability or achieve growth:

•
A reduction in overall freight volumes reduces our opportunities for growth. In addition, a decline in the volume of freight shipped due to a downturn in customers’ business cycles or other factors (including our ability to assess dimensional-based weight increases) generally results in decreases in freight pricing and decreases in average revenue per pound of freight, as carriers compete for loads to maintain truck productivity.

•
Our base transportation rates are determined based on numerous factors such as length of haul, weight per shipment and freight class. During economic downturns, we may also have to lower our base transportation rates based on competitive pricing pressures and market factors.

•
Some of our customers may face economic difficulties and may not be able to pay us, and some may go out of business. In addition, some customers may not pay us as quickly as they have in the past, causing our working capital needs to increase.

•
A significant number of our transportation providers may go out of business and we may be unable to secure sufficient equipment or other transportation services to meet our commitments to our customers.

•
We may not be able to appropriately adjust our expenses to changing market demands. In order to maintain high variability in our business model, it is necessary to adjust staffing levels to changing market demands. In periods of rapid change, it is more difficult to match our staffing levels to our business needs.

If we have difficulty attracting and retaining owner-operators or freight handlers, or are unable to contract with a sufficient number of third-party carriers to supplement our owner-operator fleet, our profitability and results of operations could be adversely affected.

We depend on owner-operators for most of our transportation needs. In 2016, owner-operators provided 61.5% of our purchased transportation. Competition for owner-operators is intense, and sometimes there are shortages of available owner-operators. In addition, we need a large number of freight handlers to operate our business efficiently. During periods of low unemployment in the areas where our terminals are located, we may have difficulty hiring and retaining a sufficient number of freight handlers. If we have difficulty attracting and retaining enough qualified freight handlers and owner-operators, we may be forced to increase wages and benefits or to increase the cost at which we contract with our owner-operators, either of which would increase our operating costs. This difficulty may also impede our ability to maintain our delivery schedules, which could make our service less competitive and force us to curtail our planned growth. A capacity deficit may lead to a loss of customers and a decline in the volume of freight we receive from customers.

To augment our fleet of owner-operators, from time to time we purchase transportation from third-party carriers at a higher cost. As with owner-operators, competition for third-party carriers is intense, and sometimes there are shortages of available third-party carriers. If we cannot secure a sufficient number of owner-operators and have to purchase transportation from third-party carriers, our operating costs will increase. If our labor costs increase, we may be unable to offset the increased labor costs by increasing rates without adversely affecting our business. As a result, our profitability and results of operations could be adversely affected.

A determination by regulators that our independent owner-operators are employees rather than independent contractors could expose us to various liabilities and additional ongoing expenses, and related litigation can subject us to substantial costs, which could have a material adverse effect on our results of operations and our financial condition.

At times, the Internal Revenue Service, the Department of Labor and state authorities have asserted that owner-operators are “employees,” rather than “independent contractors.” In addition, the topic of the classification of individuals as employees or independent contractors has gained increased attention among the plaintiffs’ bar. One or more governmental authorities may challenge our position that the owner-operators we use are not our employees. A determination by regulators that our independent owner-operators are employees rather than independent contractors could expose us to various liabilities and additional ongoing expenses, including but not limited to, employment-related expenses such as workers’ compensation insurance coverage and reimbursement of work-related expenses. Our exposure could include prior period compensation, as well as potential liability for employee benefits and tax withholdings. In addition, certain states have recently seen numerous class action lawsuits filed against transportation companies that engage independent contractors, some of which have resulted in significant damage awards and/or monetary settlements for workers who have been allegedly misclassified as independent contractors. The legal and other costs associated with any of these matters can be substantial and could have a material adverse effect on our results of operations and our financial condition.

We may have difficulty effectively managing our growth, which could adversely affect our business, results of operations and financial condition.

Our growth strategy includes increasing freight volume from existing customers, expanding our service offerings and pursing strategic transactions. Our growth plans will place significant demands on our management and operating personnel. Our ability to manage our future growth effectively will require us to, among other things, regularly enhance our operating and management information systems, evaluate and change our service offerings and continue to attract, retain, train, motivate and manage key employees, including through training and development programs. If we are unable to manage our growth effectively, our business, results of operations and financial condition may be adversely affected.

Volatility in fuel prices, shortages of fuel or the ineffectiveness of our fuel surcharge program can have a material adverse effect on our results of operations and profitability.

We are subject to risks associated with the availability and price of fuel, which are subject to political, economic and market factors that are outside of our control. Fuel prices have fluctuated dramatically over recent years. Over time we have been able to mitigate the impact of the fluctuations through our fuel surcharge programs. Our fuel surcharge rates are set weekly based on the national average for fuel prices as published by the U.S. Department of Energy and our fuel surcharge table. Our net fuel surcharge revenue is the result of our fuel surcharge rates and the tonnage transiting our networks. The fuel surcharge revenue is then netted with the fuel surcharge we pay to our owner-operators and third party transportation providers. There can be no assurance that our fuel surcharge revenue programs will be effective in the future as the fuel surcharge may not capture the entire amount of the increase in fuel prices. Additionally, decreases in fuel prices reduce the cost of transportation services and accordingly, could reduce our revenues and may reduce margins for certain lines of business. In addition to changing fuel prices, fluctuations in volumes and related load factors may subject us to volatility in our net fuel surcharge revenue. Fuel shortages, changes in fuel prices and the potential volatility in net fuel surcharge revenue may adversely impact our results of operations and overall profitability.

Because a portion of our network costs are fixed, any factors that result in a decrease in the volume or revenue per pound of freight shipped through our networks will adversely affect our results of operations.

Our operations, particularly our networks of hubs and terminals, represent substantial fixed costs. As a result, any decline in the volume or revenue per pound of freight we handle will have an adverse effect on our operating margin and our results of operations. Several factors can result in such declines, including adverse business and economic conditions affecting shippers of freight as discussed above. In addition, volumes shipped through our network may be negatively impacted by lack of customer contractual obligations or cancellations of existing customer contracts. Typically, we do not enter into long-term contracts with our customers. Rather, our customer contracts typically allow for cancellation within 30 to 60 days.  As a result, we cannot guarantee that our current customers will continue to utilize our services or that they will continue at the same levels.   Any one of the foregoing factors that results in a decrease in the volume or revenue per pound of freight shipped will adversely affect our results of operations.

We derive a significant portion of our revenue from a few major customers, the loss of one or more of which could have a material adverse effect on our business.

For the calendar year ended December 31, 2016, our top 10 customers, based on revenue, accounted for approximately 34.1% of our revenue. Our Expedited LTL, TLS and Intermodal segments typically do not have long-term contracts with their customers. While our Pool segment business may involve a long-term written contract, those contracts may contain cancellation clauses, and there is no assurance that our current customers will continue to utilize our services or continue at the same levels. A reduction in or termination of our services by one or more of our major customers could have a material adverse effect on our business and operating results.

We operate in highly competitive and fragmented segments of our industry, and our business will suffer if we are unable to adequately address downward pricing pressures and other factors that may adversely affect our results of operations, growth prospects and profitability.

The segments of the freight transportation industry in which we participate are highly competitive, very fragmented and historically have few barriers to entry. We compete with a large number of other asset-light logistics companies, asset-based carriers, integrated logistics companies, and third-party freight brokers. To a lesser extent, we also compete with integrated air cargo carriers and passenger airlines. Our competition ranges from small operators that compete within a limited geographic area to companies with substantially greater financial and other resources, including greater freight capacity.  We also face competition from freight forwarders who decide to establish their own networks to transport expedited ground freight, as well as from logistics companies, internet matching services and internet and third party freight brokers and new entrants to the market. In addition, customers can bring in-house some of the services we provide to them. We believe competition is based primarily on quality service, available capacity, on-time delivery, flexibility, reliability and security, transportation rates as well as the ability to acquire and maintain terminal facilities in desirable locations at reasonable rates. Many of our competitors periodically reduce their rates to gain business, especially during times of economic decline. In the past several years, several of our competitors have reduced their rates to unusually low levels that we believe are unsustainable in the long-term, but that may materially adversely affect our business in the short-term.

In addition, competitors may pursue other strategies to gain a competitive advantage such as developing superior information technology systems or establishing cooperative relationships to increase their ability to address customer needs. Furthermore, the transportation industry continues to consolidate. As a result of consolidation, our competitors may increase their market share and improve their financial capacity, and may strengthen their competitive positions. Business combinations could also result in competitors providing a wider variety of services at competitive prices, which could adversely affect our financial performance. These competitive pressures may cause a decrease in our volume of freight, require us to lower the prices we charge for our services and adversely affect our results of operations, growth prospects and profitability.

Our results of operations will be materially and adversely affected if our new service offerings do not gain market acceptance or result in the loss of our current customer base.

One element of our growth strategy is to expand our service offerings to customers. As a result, we have added additional services in the past few years. We may not succeed in making our customers sufficiently aware of existing and future services or in creating customer acceptance of these services at the prices we would want to charge. In addition, we may be required to devote substantial resources to educate our customers, with no assurance that a sufficient number of customers will use our services for commercial success to be achieved. We may not identify trends correctly, or may not be able to bring new services to market as quickly, effectively or price-competitively as our competitors. In addition, new services may alienate existing customers or cause us to lose business to our competitors. If any of the foregoing occurs, it could have a material adverse effect on our results of operations.

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

We have grown through acquisitions, and we intend to pursue opportunities to expand our business by acquiring other companies in the future. Acquisitions involve risks, including those relating to:

•	identification of appropriate acquisition candidates;

•	negotiation of acquisitions on favorable terms and valuations;

•	integration of acquired businesses and personnel;

•	implementation of proper business and accounting controls;

•	ability to obtain financing, at favorable terms or at all;

•	diversion of management attention;

•	retention of employees and customers;

•	unexpected liabilities;

•	potential erosion of operating profits as new acquisitions may be unable to achieve profitability comparable with our Expedited LTL business; and

•	detrimental issues not discovered during due diligence.

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

We have $106.7 million of recorded net definite-lived intangible assets on our consolidated balance sheet at December 31, 2016.  Our definite-lived intangible assets primarily represent the value of customer relationships and non-compete agreements that were recorded in conjunction with our various acquisitions.  We review our long-lived assets, such as our definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Impairment is recognized on these assets when the sum of undiscounted estimated cash flows expected to result from the use of the asset is less than the carrying value.  If such measurement indicates an impairment, we would be required to record a non-cash impairment charge to our consolidated statement of comprehensive income in the amount that the carrying value of these assets exceed the estimated fair value of the assets.

     We also have recorded goodwill of $184.7 million on our consolidated balance sheet at December 31, 2016.  Goodwill is assessed for impairment annually (or more frequently if circumstances indicate possible impairment) for each of our reporting units.  This assessment includes comparing the fair value of each reporting unit to the carrying value of the assets assigned to each reporting unit.  If the carrying value of the reporting unit was to exceed our estimated fair value of the reporting unit, we would then be required to estimate the fair value of the individual assets and liabilities within the reporting unit to ascertain the amount of fair value of goodwill and any potential impairment.  If we determine that our fair value of goodwill is less than the related book value, we could be required to record a non-cash impairment charge to our consolidated statement of comprehensive income, which could have a material adverse effect on our earnings.

We are dependent on our senior management team and other key employees, and the loss of any such personnel could materially and adversely affect our business, operating results and financial condition.

Our future performance depends, in significant part, upon the continued service of our senior management team and other key employees. We cannot be certain that we can retain these employees. The loss of the services of one or more of these or other key personnel could have a material adverse effect on our business, operating results and financial condition if we are unable to secure replacement personnel that have sufficient experience in our industry or in the management of our business. If we fail to develop and retain a core group of senior management and other key employees and address issues of succession planning, it could hinder our ability to execute on our business strategies and maintain our level of service.

If we fail to maintain our information technology systems, or if we fail to successfully implement new technology or enhancements, we may be at a competitive disadvantage and experience a decrease in revenues.

We rely heavily on our information technology systems to efficiently run our business, and they are a key component of our growth strategy and competitive advantage. We expect our customers to continue to demand more sophisticated, fully integrated information systems from their transportation providers. To keep pace with changing technologies and customer demands, we must correctly interpret and address market trends and enhance the features and functionality of our information technology systems in response to these trends, which may lead to significant ongoing software development costs. We may be unable to accurately determine the needs of our customers and the trends in the transportation services industry or to design and implement the appropriate features and functionality of our information technology systems in a timely and cost-effective manner, which could put us at a competitive disadvantage and result in a decline in our efficiency, decreased demand for our services and a corresponding decrease in our revenues. Furthermore, as technology improves, our customers may be able to find alternatives to our services for matching shipments with available freight hauling capacity. We must continue to develop innovative services and capabilities in order to continue to attract and maintain customer demand for our services.

Our information technology systems are subject to risks, many of which are outside of our control.

Our information technology systems are dependent upon global communications providers, web browsers, telephone systems and other aspects of the Internet infrastructure that have experienced significant system failures and electrical outages in the past. While we take measures to ensure our major systems have redundant capabilities, our systems are susceptible to outages from fire, floods, power loss, telecommunications failures, data leakage, human error, break-ins, cyber-attacks and similar events. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. The occurrence of any of these events could disrupt or damage our information technology systems and hamper our internal operations, our customers to access our information technology systems and adversely impact our customer service, volumes, and revenues and result in increased cost. Furthermore, a material network breach in the security of our information technology systems could result in the theft of our intellectual property or trade secrets, personal information of our employees and confidential information of our customers. To the extent that any disruptions or security breach results in a loss or damage to our data, or in inappropriate disclosure of confidential information, it could cause significant damage to our reputation, affect our relationships with our customers, reduce the demand for our services, lead to claims against us and ultimately harm our business. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

Claims for property damage, personal injuries or workers’ compensation and related expenses could significantly reduce our earnings.

Under DOT regulations, we are liable for property damage and personal injuries caused by owner-operators and Company-employed drivers while they are operating on our behalf. We currently maintain liability insurance coverage that we believe is adequate to cover third-party claims. We have a self-insured retention of $0.8 million per occurrence for vehicle and general liability claims. We may also be subject to claims for workers’ compensation. We maintain workers’ compensation insurance coverage that we believe is adequate to cover such claims. We have a self-insured retention of approximately $0.3 million for each such claim, except in Ohio, where we are a qualified self-insured entity with an approximately $0.5 million self-insured retention. We could incur claims in excess of our policy limits or incur claims not covered by our insurance. Any claims beyond the limits or scope of our insurance coverage may have a material adverse effect on us. Because we do not carry “stop loss” insurance, a significant increase in the number of claims that we must cover under our self-insurance retainage could adversely affect our profitability. In addition, we may be unable to maintain insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against losses.

We face risks related to self-insurance and third-party insurance that can be volatile to our earnings.

We self-insure a significant portion of our claims exposure and related expenses for cargo loss, employee medical expense, bodily injury, workers’ compensation and property damage, and maintain insurance with insurance companies above our limits of self-insurance. Self-insurance retention and other limitations are detailed in Part II, Item 7, under “Self-Insurance Loss Reserves.” Our large self-insured retention limits can make our insurance and claims expense higher or more volatile. Additionally, if our third-party insurance carriers or underwriters leave the trucking sector, as was the case during 2016, it could materially increase our insurance costs or collateral requirements, or create difficulties in finding insurance in excess of our self-insured retention limits.  Additionally, we could find it necessary to raise our self-insured retention, pay higher premiums or decrease our aggregate coverage limits when our policies are renewed or replaced, any of which will negatively impact our earnings.

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

Our business is subject to seasonal trends.

Historically, our operating results have been subject to seasonal trends when measured on a quarterly basis. Our first and second quarters have traditionally been the weakest compared with our third and fourth quarters. This trend is dependent on numerous factors including economic conditions, customer demand and weather. Because revenue is directly related to the available working days of shippers, national holidays and the number of business days during a given period may also create seasonal impact on our results of operations. After the winter holiday season and during the remaining winter months, our freight volumes are typically lower because some customers reduce shipment levels. In addition, a substantial portion of our revenue is derived from customers in industries whose shipping patterns are tied closely to consumer demand which can sometimes be difficult to predict or are based on just-in-time production schedules. Therefore, our revenue is, to a large degree, affected by factors that are outside of our control. There can be no assurance that our historic operating patterns will continue in future periods as we cannot influence or forecast many of these factors.

Our results of operations may be affected by harsh weather conditions and disasters.

Certain weather-related conditions such as ice and snow can disrupt our operations. Our operating expenses have historically been higher in the winter months because of cold temperatures and other adverse winter weather conditions which result in decreased fuel efficiency, increased cold weather-related maintenance costs of revenue equipment and increased insurance and claims costs. Harsh weather could also reduce our ability to transport freight, which could result in decreased revenues. Disasters, whether natural or man-made can also adversely affect our performance by reducing demand and reducing our ability to transport freight, which could result in decreased revenue and increased operating expenses.

We operate in a regulated industry, and increased costs of compliance with, or liability for violation of, existing or future regulations could have a material adverse effect on our business.

The DOT and various state and federal agencies have been granted broad regulatory powers over our business in the United States, and we are licensed by the DOT and U.S. Customs. Additionally, our Canada business activities are subject to the similar laws and regulations of Canada and its provinces. If we fail to comply with any applicable regulations, our licenses may be revoked or we could be subject to substantial fines or penalties and to civil and criminal liability.

The transportation industry is subject to legislative and regulatory changes that can affect the economics of our business by requiring changes in operating practices or influencing the demand for, and the cost of providing, transportation services.
The Federal Motor Carrier Safety Administration (“FMCSA”) has implemented a requirement that electronic driver logs be monitored by Electronic Log Devices ("ELDs") for most interstate commercial motor vehicle drivers by no later than December 18, 2017. The cost associated with the ELD mandate, together with other regulations, could result in a reduction in the pool of owner-operators and other third-party carriers available to us to service our customers’ demands, which could increase driver turnover, decrease asset utilization, limit growth and adversely impact our results of operations. Further, heightened security concerns may continue to result in increased regulations, including the implementation of various security measures, checkpoints or travel restrictions on trucks.
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

The FMCSA’s CSA initiative could adversely impact our ability to hire qualified drivers or contract with qualified owner-operators or third-party carriers, meet our growth projections and maintain our customer relationships, each of which could adversely impact our results of operations.

The FMCSA's Compliance, Safety, Accountability initiative ("CSA") is an enforcement and compliance program designed to monitor and improve commercial motor vehicle safety by measuring the safety record of both the motor carrier and the driver. These measurements are scored and used by the FMCSA to identify potential safety risks and to direct enforcement action. CSA scores are dependent upon safety and compliance experience, which could change at any time. In addition, the safety standards prescribed in CSA could change and our ability as well as our independent contractors’ ability to maintain an acceptable score could be adversely impacted. Public disclosure of certain CSA scores was restricted through the enactment of the Fixing America’s Surface Transportation Act of 2015 (the “FAST Act”) on December 4, 2015; however, the FAST Act does not restrict public disclosure of all data collected by the FMCSA. If we receive unacceptable CSA scores, and this data is made available to the public, our relationships with our customers could be damaged, which could result in a loss of business.

The requirements of CSA could also shrink the industry’s pool of drivers as those with unfavorable scores could leave the industry. As a result, the costs to attract, train and retain qualified drivers, owner-operators or third-party carriers could increase. In addition, a shortage of qualified drivers could increase driver turnover, decrease asset utilization, limit growth and adversely impact our results of operations.

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

Item 1B.    Unresolved Staff Comments

None.

Item 2.        Properties

Properties

We believe that we have adequate facilities for conducting our business, including properties owned and leased. Management further believes that in the event replacement property is needed, it will be available on terms and at costs substantially similar to the terms and costs experienced by competitors within the transportation industry.

We own our Columbus, Ohio central sorting facility which is used by our Expedited LTL and TLS segments. The Columbus, Ohio facility is 125,000 square feet with 168 trailer doors. This premier facility can unload, sort and load upwards of 3.7 million pounds in five hours.

We also own facilities near Dallas/Fort Worth, Texas, Chicago, Illinois and Atlanta, Georgia, all of which are used by the Expedited LTL segment.  The Dallas/Fort Worth, Texas facility has over 216,000 square feet with 134 trailer doors and approximately 28,000 square feet of office space.  The Chicago, Illinois facility is over 125,000 square feet with 110 trailer doors and over 10,000 square feet of office space. The Atlanta, Georgia facility is over 142,000 square feet with 118 trailer doors and approximately 12,000 square feet of office space. We lease our shared services headquarters in Greeneville, Tennessee. During 2016, we renewed the lease through 2023. Our executives are headquartered within our Atlanta, Georgia and Dallas, Texas facilities.

We lease and maintain 100 additional terminals, office spaces and other properties located in major cities throughout the United States and Canada. Lease terms for these terminals are typically for three to seven years. As a result of the Towne acquisition, we currently have 8 idle facilities that we are still leasing. Our plan is to buyout or sublease these remaining facilities. In addition, we have operations in 27 cities operated by independent agents who handle freight for us on a commission basis.

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

2016	High	Low	Dividends
First Quarter	$49.01	$36.00	$0.12
Second Quarter	48.69	41.48	0.12
Third Quarter	47.78	41.70	0.12
Fourth Quarter	50.72	40.07	0.15

2015	High	Low	Dividends
First Quarter	$57.65	$43.30	$0.12
Second Quarter	54.99	50.21	0.12
Third Quarter	53.30	41.44	0.12
Fourth Quarter	50.47	40.52	0.12

There were approximately 616 shareholders of record of our Common Stock as of January 13, 2017.

Subsequent to December 31, 2016, our Board of Directors declared a cash dividend of $0.15 per share that will be paid in the first quarter of 2017. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

There are no material restrictions on our ability to declare dividends.

None of our securities were sold during fiscal year 2016 without registration under the Securities Act.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of December 31, 2016 with respect to shares of our Common Stock that may be issued under the following existing equity compensation plans: the 1999 Stock Option and Incentive Plan (the “1999 Plan”), the Amended and Restated Stock Option and Incentive Plan (“1999 Amended Plan”), the 2016 Omnibus Incentive Compensation Plan (the "2016 Plan"), the Non-Employee Director Stock Option Plan (the “NED Plan”), the 2000 Non-Employee Director Award (the “2000 NED Award”), the 2005 Employee Stock Purchase Plan (the “ESPP”) and the Amended and Restated Non-Employee Director Stock Plan (the “Amended Plan”).  Our shareholders have approved each of these plans.

Equity Compensation Plan Information
Plan Category	Number of Securities to be Issued upon Exercise or Vesting of Outstanding/Unvested Shares, Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
		(a)	(b)
Equity Compensation Plans Approved by Shareholders	881,654	$41	3,284,142
Equity Compensation Plans Not Approved by Shareholders	—	—	—
Total	881,654	$41	3,284,142

(a)
Excludes purchase rights accruing under the ESPP, which has an original shareholder-approved reserve of 500,000 shares. Under the ESPP, each eligible employee may purchase up to 2,000 shares of Common Stock at semi-annual intervals each year at a purchase price per share equal to 90.0% of the lower of the fair market value of the Common Stock at the close of (i) the first trading day of an option period or (ii) the last trading day of an option period.

(b)	Includes shares available for future issuance under the ESPP. As of December 31, 2016, an aggregate of 381,813 shares of Common Stock were available for issuance under the ESPP.

Stock Performance Graph

The following graph compares the percentage change in the cumulative shareholder return on our Common Stock with The NASDAQ Trucking and Transportation Stocks Index and The NASDAQ Global Select Stock Market™ Index commencing on the last trading day of December 2011 and ending on the last trading day of December 2016. The graph assumes a base investment of $100 made on December 31, 2011 and the respective returns assume reinvestment of all dividends. The comparisons in this graph are required by the SEC and, therefore, are not intended to forecast or necessarily be indicative of any future return on our Common Stock.

The performance graph and related information shall not be deemed “soliciting material” or be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

	2011	2012	2013	2014	2015	2016
Forward Air Corporation	$100	$109	$137	$157	$134	$148
Nasdaq Trucking and Transportation Stocks Index	100	105	131	182	153	187
Nasdaq Global Select Stock Market Index	100	116	160	182	193	208

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
October 1-31, 2016	—	$—	—	—
November 1-30, 2016	233,516	43	233,516	2,766,484
December 1-31, 2016	—	—	—	—
Total	233,516	$43	233,516	2,766,484

(1) On July 21, 2016, the Board of Directors approved a stock repurchase program for up to 3.0 million shares of the Company's common stock.

Item 6.        Selected Financial Data

The following table sets forth our selected financial data. The selected financial data should be read in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto, included elsewhere in this report.

	Year ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2016	2015	2014	2013	2012
	(In thousands, except per share data)
Income Statement Data:
Operating revenue	$982,530	$959,125	$780,959	$652,481	$584,446
Income from operations	59,979	81,772	96,406	84,355	83,532
Operating margin (1)	6.1%	8.5%	12.3%	12.9%	14.3%

Net income	27,670	55,575	61,169	54,467	52,668
Net income per share:
Basic	$0.91	$1.80	$1.99	$1.81	$1.82
Diluted	$0.90	$1.78	$1.96	$1.77	$1.78

Cash dividends declared per common share	$0.51	$0.48	$0.48	$0.40	$0.34

Balance Sheet Data (at end of period):
Total assets	$641,291	$699,932	$539,309	$506,269	$399,187
Long-term obligations, net of current portion	725	28,856	1,275	3	58
Shareholders' equity	499,069	510,055	463,563	435,865	351,671

(1) Income from operations as a percentage of operating revenue

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Executive Summary

Our services are classified into four reportable segments: Expedited LTL, TLS, Intermodal and Pool Distribution.

Through the Expedited LTL segment, we operate a comprehensive national network to provide expedited regional, inter-regional and national LTL services. Expedited LTL offers customers local pick-up and delivery and other services including shipment consolidation and deconsolidation, warehousing, customs brokerage and other handling. Because of our roots in serving the deferred air freight market, our terminal network is located at or near airports in the United States and Canada.

Through our TLS segment, we provide expedited truckload brokerage, dedicated fleet services, as well as high security and temperature-controlled logistics services in the United States and Canada.

Our Intermodal segment provides first- and last-mile high value intermodal container drayage services both to and from seaports and railheads. Intermodal also offers dedicated contract and CFS warehouse and handling services. Today, Intermodal operates primarily in the Midwest, with a smaller operational presence in the Southwest and Southeast. We plan to grow Intermodal’s geographic footprint through acquisitions as well as greenfield start-ups where we do not have an acceptable acquisition target.

In our Pool Distribution segment, we provide high-frequency handling and distribution of time sensitive product to numerous destinations within a specific geographic region. We offer this service throughout the Mid-Atlantic, Southeast, Midwest and Southwest United States.

Our operations, particularly our network of hubs and terminals, represent substantial fixed costs. Consequently, our ability to increase our earnings depends in significant part on our ability to increase the amount of freight and the revenue per pound for the freight shipped through our networks and to grow other lines of businesses, such as TLS, Intermodal and Pool Distribution, which will allow us to maintain revenue growth in challenging shipping environments.

Trends and Developments

Acquisition of Towne

On March 9, 2015, we completed the acquisition of CLP Towne Inc. (“Towne”). Towne is a full-service trucking provider offering time-sensitive less-than-truckload shipping, full truckload service, an extensive cartage network, container freight stations and dedicated trucking. For the acquisition of Towne, we paid $61.9 million in net cash and assumed $59.5 million in debt and capital leases. The transaction was funded with proceeds from a $125.0 million two year term loan. The assets, liabilities, and operating results of Towne have been included in the Expedited LTL reportable segment since its acquisition in 2015.
Acquisitions of CST and Related Companies

On February 2, 2014, we acquired all of the outstanding capital stock of CST. CST provides industry leading container and intermodal drayage services primarily within the Midwest region of the United States. CST also provides dedicated contract and CFS warehouse and handling services. We acquired all of the outstanding capital stock of CST in exchange for $83.0 million in net cash and $11.2 million in assumed debt. With the exception of the assumed capital leases, the assumed debt was immediately paid in full after funding of the acquisition. The acquisition and settlement of the assumed debt were funded using our cash on hand.

The acquisition of CST provided us with a scalable platform for which to enter the intermodal drayage space and thereby continue to expand and diversify our service offerings. As part of our strategy to scale CST's operations, in September 2014, CST acquired certain assets of Recob Great Lakes Express, Inc. ("RGL") for $1.4 million and in November 2014, acquired Multi- Modal Trucking, Inc. and Multi-Modal Services, Inc. (together referred to as "MMT") for approximately $5.8 million. In January 2016, we acquired certain assets of Ace for $1.7 million. The assets, liabilities, and operating results of Ace have been included in the Company's consolidated financial statements from the date of acquisition and have been assigned to the Intermodal reportable segment. In August 2016, we acquired certain assets of Triumph for $10.1 million and a potential earnout of $1.3 million. These acquisitions provide an opportunity for our Intermodal segment to expand into additional geographic markets.

Change in Reportable Segments
During the first quarter of 2016, we changed our reportable segments to separate our truckload and intermodal businesses from our Expedited LTL service and to aggregate our reporting for truckload services into a single segment. We previously reported three segments: Forward Air, Forward Air Solutions and Total Quality, Inc. Consequently, we now report four segments: Expedited LTL, TLS, Intermodal and Pool Distribution. All prior year segment amounts have been restated to reflect this new reporting structure.
Goodwill

In 2013, we acquired TQI Holdings, Inc. for total consideration of $65.4 million and established the Total Quality, Inc. reporting unit ("TQI"). In conjunction with our policy to annually test goodwill for impairment as of June 30, 2016, we determined there were indicators of potential impairment of the goodwill and other long lived assets assigned to the acquisition of TQI Holdings, Inc. This determination was based on TQI's financial performance falling notably short of previous projections, declining revenue from significant customers and strategic initiatives not having the required impact on financial results. As a result of these factors we reduced TQI's projected cash flows and consequently the estimate of TQI's fair value no longer exceeded its respective carrying value.  Based on the results of the impairment test, we concluded that an impairment loss was probable and could be reasonably estimated.  Therefore, during the second quarter of 2016, we recorded impairment charges for goodwill, intangibles and other assets of $42.4 million related to the TQI reporting unit, which is part of the TLS reporting segment.

Results from Operations
The following table sets forth our consolidated historical financial data for the year ended December 31, 2016 and 2015 (in millions):

	Year ended December 31,
	2016	2015	Change	Percent Change
Operating revenue:
Expedited LTL	$570.8	$577.0	$(6.2)	(1.1)%
Truckload Premium Services	164.3	153.3	11.0	7.2
Pool Distribution	148.6	130.0	18.6	14.3
Intermodal	103.7	104.3	(0.6)	(0.6)
Eliminations and other operations	(4.9)	(5.5)	0.6	(10.9)
Operating revenue	982.5	959.1	23.4	2.4
Operating expenses:
Purchased transportation	413.4	408.8	4.6	1.1
Salaries, wages, and employee benefits	242.0	240.6	1.4	0.6
Operating leases	60.5	66.3	(5.8)	(8.7)
Depreciation and amortization	38.2	37.1	1.1	3.0
Insurance and claims	25.4	21.5	3.9	18.1
Fuel expense	13.2	15.9	(2.7)	(17.0)
Other operating expenses	87.4	87.1	0.3	0.3
Impairment of goodwill, intangibles and other assets	42.4	—	42.4	100.0
Total operating expenses	922.5	877.3	45.2	5.2
Income (loss) from operations:
Expedited LTL	83.5	79.2	4.3	5.4
Truckload Premium Services	(35.4)	13.3	(48.7)	(366.2)
Pool Distribution	3.6	3.9	(0.3)	(7.7)
Intermodal	11.0	11.9	(0.9)	(7.6)
Other operations	(2.7)	(26.5)	23.8	(89.8)
Income from operations	60.0	81.8	(21.8)	(26.7)
Other expense:
Interest expense	(1.6)	(2.0)	0.4	(20.0)
Other, net	—	(0.1)	0.1	(100.0)
Total other expense	(1.6)	(2.1)	0.5	(23.8)
Income before income taxes	58.4	79.7	(21.3)	(26.7)
Income taxes	30.7	24.1	6.6	27.4
Net income	$27.7	$55.6	$(27.9)	(50.2)%

During the year ended December 31, 2016, we experienced a 2.4% increase in our consolidated revenues compared to the year ended December 31, 2015. Operating income decreased $21.8 million, or 26.7%, from 2015 to $60.0 million for the year ended December 31, 2016.

Segment Operations

Expedited LTL's revenue decreased $6.2 million, or 1.1%, while operating income increased $4.3 million, or 5.4% for the year ended December 31, 2016, compared to the same period in 2015. The decrease of Expedited LTL's revenue was the result of lower volumes due to a sluggish economic environment and reduced net fuel surcharge revenue as a result of lower fuel prices for most of 2016. The revenue decrease was more than offset by improved linehaul pricing, the February 2016 implementation of our new dim-factor standard and further operating efficiencies resulting in an increase in operating income in total dollars and as a percentage of revenue.

TLS revenue increased $11.0 million, or 7.2%, but operating income decreased $48.7 million for the year ended December 31, 2016, compared to the same period in 2015. The increase in revenue was due to an increase in overall miles from new business wins. The decrease of TLS' operating income was largely the result of the $42.4 million impairment charges related to the TQI reporting unit. Excluding the impairment charges, the deterioration in income from operations was due to the revenue decline of pharmaceutical business and revenue per mile declining at a faster pace than our cost per mile.

Pool Distribution revenue increased $18.6 million, or 14.3%, while operating income decreased $0.3 million, or 7.7%, for the year ended December 31, 2016, compared to the same period in 2015.  The revenue increase was due to new business, rate increases and increased volumes. The decline in Pool Distribution operating income was primarily the result of higher lease costs as Pool Distribution opened new facilities and relocated others to support business wins and dock labor inefficiencies during the onboarding of new business.

Intermodal revenue decreased $0.6 million, or 0.6%, and operating income decreased $0.9 million, or 7.6%, for the year ended December 31, 2016, compared to the same period in 2015. The decreases in operating revenue and income were primarily attributable to suppressed market conditions, the negative impact of lower fuel surcharges and decreased chassis rental and rail storage revenues, partially offset by increased volumes from the Ace and Triumph acquisitions.

Fuel Surcharge

Our net fuel surcharge revenue is the result of our fuel surcharge rates, which are set weekly using the national average for diesel price per gallon, and volume transiting our network.  During the year ended December 31, 2016, total net fuel surcharge revenue decreased 24.0% as compared to the same period in 2015, mostly due to decreased fuel prices and decreased volumes in the Expedited LTL and Intermodal segments.

Interest Expense

Interest expense was $1.6 million for the year ended December 31, 2016 compared to $2.0 million for the same period of 2015. The decrease in interest expense was attributable to principal payments made on the term loan used to finance the Towne acquisition in March 2015.

Income Taxes

The combined federal and state effective tax rate for the year ended December 31, 2016 was 52.6% compared to a rate of 30.2% for the same period in 2015. The higher effective tax rate for 2016 is the result of the impairment of goodwill in the second quarter of 2016 that is non-deductible for tax purposes. Also, 2015 benefited from the amending of prior year federal and state income tax returns to take advantage of qualified production property deductions.

Net Income

As a result of the foregoing factors, net income decreased by $27.9 million, or 50.2%, to $27.7 million for the year ended December 31, 2016 compared to $55.6 million for the same period in 2015.

Expedited LTL - Year Ended December 31, 2016 compared to Year Ended December 31, 2015

The following table sets forth our historical financial data of the Expedited LTL segment for the year ended December 31, 2016 and 2015 (in millions):

Expedited LTL Segment Information
(In millions)
(Unaudited)

	Year ended
	December 31,	Percent of	December 31,	Percent of		Percent
	2016	Revenue	2015	Revenue	Change	Change
Operating revenue	$570.8	100.0%	$577.0	100.0%	$(6.2)	(1.1)%

Operating expenses:
Purchased transportation	225.1	39.4	242.5	42.0	(17.4)	(7.2)
Salaries, wages and employee benefits	139.0	24.4	143.2	24.8	(4.2)	(2.9)
Operating leases	34.4	6.0	30.7	5.3	3.7	12.1
Depreciation and amortization	21.9	3.8	21.1	3.7	0.8	3.8
Insurance and claims	13.2	2.3	10.1	1.8	3.1	30.7
Fuel expense	3.3	0.6	4.0	0.7	(0.7)	(17.5)
Other operating expenses	50.4	8.8	46.2	8.0	4.2	9.1
Total operating expenses	487.3	85.4	497.8	86.3	(10.5)	(2.1)
Income from operations	$83.5	14.6%	$79.2	13.7%	$4.3	5.4%

Expedited LTL Operating Statistics

	Year ended
	December 31,	December 31,	Percent
	2016	2015	Change

Operating ratio	85.4%	86.3%	(1.0)%

Business days	255.0	255.0	—
Business weeks	51.0	51.0	—

Expedited LTL:
Tonnage
Total pounds ¹	2,370,788	2,408,424	(1.6)
Average weekly pounds ¹	46,486	47,224	(1.6)

Linehaul shipments
Total linehaul	3,757,275	3,764,310	(0.2)
Average weekly	73,672	73,810	(0.2)

Forward Air Complete shipments	782,425	848,325	(7.8)
As a percentage of linehaul shipments	20.8%	22.5%	(7.6)

Average linehaul shipment size	631	640	(1.4)

Revenue per pound [2]
Linehaul yield	$17.64	$17.27	1.7
Fuel surcharge impact	0.95	1.15	(0.9)
Forward Air Complete impact	3.33	3.33	—
Total Expedited LTL yield	$21.92	$21.75	0.8%

¹ - In thousands
[2] - In dollars per hundred pound; percentage change is expressed as a percent of total yield.

Revenues
Expedited LTL operating revenue decreased $6.2 million, or 1.1%, to $570.8 million for the year ended December 31, 2016 from $577.0 million for the same period of 2015. The decrease in revenue is mostly the result of a $7.8 million decrease in net fuel surcharge revenue, our local pick-up and delivery "Complete" revenue and other terminal based revenues, partly offset by a $1.6 million increase in linehaul revenue.  The increase in linehaul revenue is attributable to the linehaul yield changes noted in the preceding table. The increase in average linehaul revenue per pound was attributable to targeted rate increases implemented in the fourth quarter of 2015. Tonnage was slightly down primarily due to the attrition of acquired, poorly-priced Towne revenue since 2015 and a sluggish economic environment mostly offset by the tonnage increases attributable to a February 2016 change to our dim-factor standard. This change in dim-factor standard allows us to capture more billable tonnage on certain shipments.

Complete revenue decreased $1.2 million, or 1.6%, during the year ended December 31, 2016 compared to the same period of 2015.  The decrease in Complete revenue was attributable to declines in linehaul shipment counts and a 7.6% decrease in the attachment rate of Complete activity to linehaul shipments. These declines in Complete activity are in conjunction with the attrition of Towne revenue discussed above. Compared to the same period in 2015, net fuel surcharge revenue decreased $5.0 million largely due to the decline in fuel prices. Other terminal based revenues, which includes warehousing services and terminal handling, decreased $1.6 million, or 3.0%, to $51.0 million for the year ended December 31, 2016 from $52.6 million in the same period of 2015. The decrease in other terminal revenue was mainly attributable to attrition of acquired Towne activity.
Purchased Transportation
Expedited LTL’s purchased transportation decreased by $17.4 million, or 7.2%, to $225.1 million for the year ended December 31, 2016 from $242.5 million for the year ended December 31, 2015. As a percentage of segment operating revenue, Expedited LTL purchased transportation was 39.4% during the year ended December 31, 2016 compared to 42.0% for the same period of 2015. The decrease in total dollars and as a percentage of revenue is due to a 4.0% decrease in Expedited LTL cost per mile, improved revenue per mile due to yield and dim-factor changes discussed previously and improved network efficiency. The Expedited LTL cost per mile decrease and improvement in network efficiencies were largely the result of higher utilization of owner operators instead of more costly third party transportation providers.

Salaries, Wages, and Benefits

Salaries, wages and employee benefits of Expedited LTL decreased by $4.2 million, or 2.9%, to $139.0 million for the year ended December 31, 2016 from $143.2 million in the same period of 2015. Salaries, wages and employee benefits were 24.4% of Expedited LTL’s operating revenue for the year ended December 31, 2016 compared to 24.8% for the same period of 2015. The decrease in salaries, wages and employee benefits in total dollars was primarily attributable to a $9.9 million, or 8.4%, decrease in wages associated with the decrease in shipping volumes discussed previously as well as improved synergies in 2016 compared to 2015. This decrease was partly offset by higher workers' compensation and health insurance costs, which accounted for a $1.3 million and $2.8 million increase, respectively, and a $1.6 million increase to incentives and share based compensation.

Operating Leases
Operating leases increased $3.7 million, or 12.1%, to $34.4 million for the year ended December 31, 2016 from $30.7 million for the year ended December 31, 2015.  Operating leases were 6.0% of Expedited LTL’s operating revenue for the year ended December 31, 2016 compared with 5.3% for the year ended December 31, 2015.  The increase in cost is due to a $2.6 million increase in facility lease expenses resulting from a full year of Towne activity and $1.1 million of additional truck, trailer and equipment rentals and leases.
Depreciation and Amortization
Expedited LTL depreciation and amortization increased $0.8 million, or 3.8%, to $21.9 million for the year ended December 31, 2016 from $21.1 million for the year ended December 31, 2015.  Depreciation and amortization expense as a percentage of Expedited LTL operating revenue was 3.8% in the year ended December 31, 2016 compared to 3.7% for the year ended December 31, 2015.   The increase was primarily the result of trailers purchased during 2016, added trailers from the Towne acquisition and information technology upgrades.
Insurance and Claims
Expedited LTL insurance and claims expense increased $3.1 million, or 30.7%, to $13.2 million for the year ended December 31, 2016 from $10.1 million for the year ended December 31, 2015.  Insurance and claims as a percentage of Expedited LTL’s operating revenue was 2.3% for the year ended December 31, 2016 compared to 1.8% for the year ended December 31,

2015. The increase was due to a $3.3 million increase in insurance premiums and a $0.4 million increase in cargo claims. These increases were partly offset by a $0.6 million decrease in claims related legal and professional fees. The increase in insurance premiums is driven by higher premiums from our insurance providers a well as the addition of new trailers and equipment discussed above.
Fuel Expense
Expedited LTL fuel expense decreased $0.7 million, or 17.5%, to $3.3 million for the year ended December 31, 2016 from $4.0 million in the year ended December 31, 2015.  Fuel expense was 0.6% of Expedited LTL’s operating revenue for the years ended December 31, 2016 compared to 0.7% for the year ended December 31, 2015. Expedited LTL fuel expenses decreased due to the decline in year-over-year fuel prices.
Other Operating Expenses
Expedited LTL other operating expenses increased $4.2 million, or 9.1%, to $50.4 million for the year ended December 31, 2016 from $46.2 million for the year ended December 31, 2015.  Expedited LTL other operating expenses were 8.8% of operating revenue for the year ended December 31, 2016 compared to 8.0% for the year ended December 31, 2015.  The increase in total dollars and as percentage of revenue was the result of increases in sales promotions for a customer appreciation event during the third quarter of 2016, higher vehicle maintenance expenses and increased costs, such as tolls, associated with our increased utilization of owner operators. Also, during 2016, additional costs were incurred for the redesign of a new logo and brand image and for legal and professional fees in a successful response to a union movement at one of our locations.
Income from Operations
Expedited LTL income from operations increased by $4.3 million, or 5.4%, to $83.5 million for the year ended December 31, 2016 compared with $79.2 million for the year ended December 31, 2015.   Expedited LTL’s income from operations was 14.6% of operating revenue for the year ended December 31, 2016 compared with 13.7% for the year ended December 31, 2015.  The improvement in income from operations was mostly due to improved pricing, the change to our dim-factor standard and operating efficiencies in purchased transportation.

Truckload Premium Services - Year Ended December 31, 2016 compared to Year Ended December 31, 2015

The following table sets forth our historical financial data for the Truckload Premium Services segment for the year ended December 31, 2016 and 2015 (in millions):

Truckload Premium Services Segment Information
(In millions)
(Unaudited)

	Year ended
	December 31,	Percent of	December 31,	Percent of		Percent
	2016	Revenue	2015	Revenue	Change	Change
Operating revenue	$164.3	100.0%	$153.3	100.0%	$11.0	7.2%

Operating expenses:
Purchased transportation	115.4	70.2	101.0	65.9	14.4	14.3
Salaries, wages and employee benefits	19.3	11.7	19.1	12.5	0.2	1.0
Operating leases	0.3	0.2	0.5	0.3	(0.2)	(40.0)
Depreciation and amortization	6.5	4.0	6.2	4.0	0.3	4.8
Insurance and claims	4.8	2.9	2.9	1.9	1.9	65.5
Fuel expense	2.6	1.6	3.3	2.2	(0.7)	(21.2)
Other operating expenses	8.4	5.1	7.0	4.6	1.4	20.0
Impairment of goodwill, intangibles and other assets	42.4	25.8	—	—	42.4	100.0
Total operating expenses	199.7	121.5	140.0	91.3	59.7	42.6
(Loss) income from operations	$(35.4)	(21.5)%	$13.3	8.7%	$(48.7)	(366.2)%

Truckload Premium Services Operating Statistics

	Year ended
	December 31,	December 31,	Percent
	2016	2015	Change

Company driver [1]	6,740	7,291	(7.6)%
Owner operator [1]	50,442	37,597	34.2
Third party [1]	32,358	29,517	9.6
Total Miles	89,540	74,405	20.3

Revenue per mile	$1.79	$1.97	(9.1)

Cost per mile	$1.38	$1.44	(4.2)%

¹ - In thousands

Revenues
TLS revenue increased $11.0 million, or 7.2%, to $164.3 million for the year ended December 31, 2016 from $153.3 million in the same period of 2015. TLS' revenue increase was the result of a 20.3% mileage increase due to new business wins, partly offset by a 9.1% decrease in revenue per mile. Revenue per mile declined due to the decrease in pharmaceutical revenue which historically has a higher revenue per mile than traditional truckload business. TLS' revenue per mile also decreased as a result of a shift in business mix away from accounts that require use of more expensive third party transportation providers.

Purchased Transportation

Purchased transportation costs for our TLS revenue increased $14.4 million, or 14.3%, to $115.4 million for the year ended December 31, 2016 from $101.0 million for the year ended December 31, 2015. For the year ended December 31, 2016, TLS purchased transportation costs represented 70.2% of TLS revenue compared to 65.9% for the same period in 2015. The increase in TLS purchased transportation was attributable to a 23.4% increase in non-Company miles driven during the year ended December 31, 2016 compared to the same period in 2015. The increase in miles was slightly offset by a 5.1% decrease in non-Company cost per mile during the year ended December 31, 2016 compared to the same period of 2015. The increase in TLS miles driven was attributable to new business wins discussed above. The decrease in cost per mile was due to TLS' ability to utilize owner operators to cover the additional miles instead of more costly third party transportation providers. The increase in TLS purchased transportation as a percentage of revenue was attributable to TLS cost per mile not decreasing in proportion with the decline in TLS revenue per mile.

Salaries, Wages, and Benefits

Salaries, wages and employee benefits of TLS increased by $0.2 million, or 1.0%, to $19.3 million in the year ended December 31, 2016 from $19.1 million in the same period of 2015. Salaries, wages and employee benefits were 11.7% of TLS’s operating revenue in the year ended December 31, 2016 compared to 12.5% for the same period of 2015. The decrease in salaries, wages and employee benefits as a percentage of revenue was mostly attributable to TLS maintaining relatively flat salaries, wages and employee benefits during a period of revenue growth.

Operating Leases

Operating leases decreased $0.2 million, or 40.0%, to $0.3 million for the year ended December 31, 2016 from $0.5 million for the same period in 2015. Operating leases were 0.2% of TLS operating revenue for the year ended December 31, 2016 compared to 0.3% for the same period of 2015. The decrease in expense is due to reduced trailer rentals.

Depreciation and Amortization

Depreciation and amortization increased $0.3 million, or 4.8%, to $6.5 million for the year ended December 31, 2016 from $6.2 million for the year ended December 31, 2015.  Depreciation and amortization expense as a percentage of TLS operating revenue was 4.0% for the years ended December 31, 2016 and 2015. The increase in total dollars was due to trailers purchased during 2016 and a full year of depreciation for tractors purchased during 2015. These increases were partly offset by the impairment of TQI intangible assets in the second quarter of 2016 leading to a lower amortization expense of acquired customer relationships and non-compete agreements.

Insurance and Claims

TLS insurance and claims increased $1.9 million, or 65.5%, to $4.8 million for the year ended December 31, 2016 from $2.9 million for the year ended December 31, 2015. As a percentage of operating revenue, insurance and claims was 2.9% for the year ended December 31, 2016 compared to 1.9% for the year ended December 31, 2015. The increase was due to a $0.8 million increase in vehicle insurance premiums, a $0.9 million increase in vehicle accident claim reserves and a $0.2 increase in vehicle accident damage repairs. The higher insurance premiums were driven by current year insurance renewals and the increase in vehicle accident claim reserves was due a a single accident that resulted in a $0.8 million reserve.

Fuel Expense

TLS fuel expense decreased $0.7 million, or 21.2%, to $2.6 million for the year ended December 31, 2016 from $3.3 million for the year ended December 31, 2015.  Fuel expenses were 1.6% of TLS operating revenue during the year ended December 31, 2016 compared to 2.2% for the year ended December 31, 2015.  The decrease was attributable to a decline in year-over-year fuel prices and a decrease in Company-employed driver miles, which are primarily for our pharmaceutical business.

Other Operating Expenses

TLS other operating expenses increased $1.4 million, or 20.0%, to $8.4 million for the year ended December 31, 2016 compared to $7.0 million for the year ended December 31, 2015.  TLS other operating expenses were 5.1% of operating revenue for the year ended December 31, 2016 compared to 4.6% for the year ended December 31, 2015. The increase was attributable to owner operator and company driver recruiting costs increasing $0.2 million on efforts to add additional drivers throughout the network. An additional $0.5 million was attributable to a $0.2 million loss on destroyed trailers in 2016 compared to a $0.3 million gain on the sale of trailers during 2015. The remaining increase was due to $0.3 million in legal expenses and $0.4 million in additional costs to handle the expanding TLS business mentioned above, such as tolls and vehicle maintenance.

Impairment of goodwill, intangibles and other assets
In conjunction with our policy to test goodwill annually for impairment, as of June 30, we determined there were indicators of potential impairment of goodwill and other long lived assets assigned to the TQI reporting unit. As a result, we performed fair value estimates as of June 30, 2016. Based on these estimates, we recorded $42.4 million in total impairment charges related to TQI’s goodwill and other long lived assets.
Income from Operations
TLS results from operations decreased by $48.7 million to a $35.4 million loss from operations for the year ended December 31, 2016 compared with $13.3 million in income from operations for the same period in 2015.  In addition to the impairment charges, the deterioration in results from operations was due to the revenue decline in the pharmaceutical business and TLS revenue per mile declining at a faster pace than our cost per mile.

Pool Distribution - Year Ended December 31, 2016 compared to Year Ended December 31, 2015

The following table sets forth our historical financial data of the Pool Distribution segment for the year ended December 31, 2016 and 2015 (in millions):

Pool Distribution Segment Information
(In millions)
(Unaudited)

	Year ended
	December 31,	Percent of	December 31,	Percent of		Percent
	2016	Revenue	2015	Revenue	Change	Change
Operating revenue	$148.6	100.0%	$130.0	100.0%	$18.6	14.3%

Operating expenses:
Purchased transportation	40.0	26.9	35.0	26.9	5.0	14.3
Salaries, wages and employee benefits	56.8	38.2	48.8	37.5	8.0	16.4
Operating leases	12.7	8.5	10.2	7.8	2.5	24.5
Depreciation and amortization	6.0	4.0	6.0	4.6	—	—
Insurance and claims	4.4	3.0	3.7	2.8	0.7	18.9
Fuel expense	4.8	3.2	5.4	4.2	(0.6)	(11.1)
Other operating expenses	20.3	13.7	17.0	13.1	3.3	19.4
Total operating expenses	145.0	97.6	126.1	97.0	18.9	15.0
Income from operations	$3.6	2.4%	$3.9	3.0%	$(0.3)	(7.7)%

Revenues
Pool operating revenue increased $18.6 million, or 14.3%, to $148.6 million for the year ended December 31, 2016 from $130.0 million for the year ended December 31, 2015.  The increase was attributable to new customer business wins, current year rate increases and increased volumes from previously existing customers. These increases were partially offset by a decrease in net fuel surcharge revenue.

Purchased Transportation

Pool purchased transportation increased $5.0 million, or 14.3%, to $40.0 million for the year ended December 31, 2016 from $35.0 million for the year ended December 31, 2015.  Pool purchased transportation as a percentage of revenue was 26.9% for the years ended December 31, 2016 and 2015.  The $5.0 million increase in Pool purchased transportation was attributable to an increase in owner operator and third party carrier usage to handle the additional revenue mentioned above.

Salaries, Wages, and Benefits
Salaries, wages and employee benefits of Pool increased by $8.0 million, or 16.4%, to $56.8 million for the year ended December 31, 2016 from $48.8 million for the year ended December 31, 2015.  As a percentage of Pool operating revenue, salaries, wages and benefits increased to 38.2% for the year ended December 31, 2016 compared to 37.5% for the year ended December 31, 2015.  The increase in salaries, wages and benefits as a percentage of revenue was the result of a 1.3% increase as a percentage of revenue in dock pay. The increase in dock pay is attributable to dock inefficiencies created by the onboarding of new business. This was partly offset by decreases as a percentage of revenue in administrative salaries, wages and benefits and driver pay.

Operating Leases

Operating leases increased $2.5 million, or 24.5%, to $12.7 million for the year ended December 31, 2016 from $10.2 million for the year ended December 31, 2015.  Operating leases were 8.5% of Pool operating revenue for the year ended December 31, 2016 compared with 7.8% for the year ended December 31, 2015.  Operating leases increased due to $2.0 million of additional facility rent expense as certain terminals moved to larger facilities to handle additional business wins. The remaining $0.5 million increase is attributable to higher truck rentals for additional business wins throughout the network.

Depreciation and Amortization

Depreciation and amortization was $6.0 million for the year ended December 31, 2016 and 2015.  Depreciation and amortization expense as a percentage of Pool operating revenue was 4.0% for the year ended December 31, 2016 compared to 4.6% for the year ended December 31, 2015.  Depreciation and amortization decreased as a percentage of revenue as Pool utilized more truck rentals, owner operators and purchased transportation instead of Company-owned equipment to provide the capacity for the increase in revenue.

Insurance and Claims

Pool insurance and claims increased $0.7 million, or 18.9%, to $4.4 million for the year ended December 31, 2016 from $3.7 million for the year ended December 31, 2015. As a percentage of operating revenue, insurance and claims was 3.0% for the year ended December 31, 2016 compared to 2.8% for the year ended December 31, 2015. The increase in Pool insurance and claims in total dollars and as a percentage of revenue was attributable to a $0.4 million increase in claims related fees, a $0.3 million increase in insurance premiums and a $0.2 increase in vehicle accident claims. These increases were slightly offset by a $0.2 million decrease cargo claims.

Fuel Expense

Pool fuel expense decreased $0.6 million, or 11.1%, to $4.8 million for the year ended December 31, 2016 from $5.4 million for the year ended December 31, 2015.  Fuel expenses were 3.2% of Pool operating revenue during the year ended December 31, 2016 compared to 4.2% for the year ended December 31, 2015.  Pool fuel expenses decreased due to a decline in year-over-year fuel prices, but were partially offset by the impact of higher revenue volumes.

Other Operating Expenses

Pool other operating expenses increased $3.3 million, or 19.4%, to $20.3 million for the year ended December 31, 2016 compared to $17.0 million for the year ended December 31, 2015.  Pool other operating expenses were 13.7% of operating revenue for the year ended December 31, 2016 compared to 13.1% for the year ended December 31, 2015.  As a percentage of revenue the increase was attributable to a 0.4% increase in dock and facility related costs and a 0.2% increase in legal fees. The dock and facility related cost increase was mainly attributable to the start up of new business. The legal fees are primarily related to a Department of Transportation safety audit.

Income from Operations

Pool income from operations deteriorated by $0.3 million, or 7.7% to $3.6 million for the year ended December 31, 2016 from $3.9 million for the year ended December 31, 2015.  Pool income from operations was 2.4% of operating revenue for the year ended December 31, 2016 compared with 3.0% of operating revenue for the year ended December 31, 2015.  The decline in Pool operating results was primarily the result of increased facility and dock handling costs for the on-boarding of new business. These increases in expenses were partly negated by the increased revenue from new business wins and current year customer rate increases.

Intermodal - Year Ended December 31, 2016 compared to Year Ended December 31, 2015

The following table sets forth our historical financial data of the Intermodal segment for the year ended December 31, 2016 and 2015 (in millions):

Intermodal Segment Information
(In millions)
(Unaudited)

	Year ended
	December 31,	Percent of	December 31,	Percent of		Percent
	2016	Revenue	2015	Revenue	Change	Change
Operating revenue	$103.7	100.0%	$104.3	100.0%	$(0.6)	(0.6)%

Operating expenses:
Purchased transportation	36.2	34.9	33.8	32.4	2.4	7.1
Salaries, wages and employee benefits	25.2	24.3	24.4	23.4	0.8	3.3
Operating leases	12.0	11.6	11.7	11.2	0.3	2.6
Depreciation and amortization	3.9	3.8	3.8	3.6	0.1	2.6
Insurance and claims	3.0	2.9	2.6	2.5	0.4	15.4
Fuel expense	2.5	2.4	3.2	3.1	(0.7)	(21.9)
Other operating expenses	9.9	9.5	12.9	12.4	(3.0)	(23.3)
Total operating expenses	92.7	89.4	92.4	88.6	0.3	0.3
Income from operations	$11.0	10.6%	$11.9	11.4%	$(0.9)	(7.6)%

Revenues

Intermodal operating revenue decreased $0.6 million, or 0.6%, to $103.7 million for the year ended December 31, 2016 from $104.3 million for the same period in 2015. The decrease in operating revenue was primarily attributable to the negative impact of reduced fuel surcharges, decreased rental and storage revenues and suppressed market conditions. The decrease was partially alleviated by increased volumes associated with the acquisition of Ace and Triumph.

Purchased Transportation

Intermodal purchased transportation increased $2.4 million, or 7.1%, to $36.2 million for the year ended December 31, 2016 from $33.8 million for the same period in 2015.  Intermodal purchased transportation as a percentage of revenue was 34.9% for the year ended December 31, 2016 compared to 32.4% for the year ended December 31, 2015.  The increase in Intermodal purchased transportation as a percentage of revenue was attributable to higher utilization of owner-operators as opposed to Company-employed drivers in select markets. The increase as a percentage of revenue was also due to a change in business mix as revenues, such as rental and storage revenues, that do not not utilize owner operators decreased during the year ended December 31, 2016 compared to the same period of 2015.

Salaries, Wages, and Benefits

Intermodal salaries, wages and employee benefits increased $0.8 million, or 3.3%, to $25.2 million for the year ended December 31, 2016 compared to $24.4 million for the year ended December 31, 2015.  As a percentage of Intermodal operating revenue, salaries, wages and benefits increased to 24.3% for the year ended December 31, 2016 compared to 23.4% for the same period in 2015. The deterioration in salaries, wages and employee benefits as a percentage of revenue is attributable to increased administrative staffing due to the acquisitions, merit increases and increased workers' compensation and health insurance costs. These increases were partially offset by less reliance on Company-employed drivers.

Operating Leases

Operating leases increased $0.3 million, or 2.6% to $12.0 million for the year ended December 31, 2016 from $11.7 million for the same period in 2015.  Operating leases were 11.6% of Intermodal operating revenue for the year ended December 31, 2016 compared with 11.2% in the same period of 2015.  Operating leases increased due to a $0.6 million increase in rent expense for additional facilities assumed with the acquisitions, partly offset by a decrease in tractor rentals.

Depreciation and Amortization

Depreciation and amortization increased $0.1 million, or 2.6%, to $3.9 million for the year ended December 31, 2016 from $3.8 million for the same period in 2015. Depreciation and amortization expense as a percentage of Intermodal operating revenue was 3.8% for the year ended December 31, 2016 compared to 3.6% for the same period of 2015. The increase in depreciation and amortization was due to increased tractor depreciation due to additional tractors acquired from Triumph.

Insurance and Claims

Intermodal insurance and claims expense increased $0.4 million, or 15.4%, to $3.0 million for the year ended December 31, 2016 from $2.6 million for the year ended December 31, 2015.   Intermodal insurance and claims were 2.9% of operating revenue for the year ended December 31, 2016 compared with 2.5% for the same period in 2015. The increase in Intermodal insurance and claims was attributable to higher insurance premiums and an increased vehicle fleet as a result of the acquisitions.

Fuel Expense

Intermodal fuel expense decreased $0.7 million, or 21.9%, to $2.5 million for the year ended December 31, 2016 from $3.2 million in the same period of 2015.  Fuel expenses were 2.4% of Intermodal operating revenue for the year ended December 31, 2016 compared to 3.1% in the same period of 2015.  Intermodal fuel expenses decreased primarily as a result of the year-over-year decline in fuel prices, declining revenue and increased utilization of owner-operators.

Other Operating Expenses

Intermodal other operating expenses decreased $3.0 million, or 23.3%, to $9.9 million for the year ended December 31, 2016 compared to $12.9 million for the same period of 2015.  Intermodal other operating expenses for the year ended December 31, 2016 were 9.5% compared to 12.4% for the same period of 2015.  The decrease in Intermodal other operating expenses was due mostly to a decline in container related rental and storage charges.

Income from Operations

Intermodal’s income from operations decreased by $0.9 million, or 7.6%, to $11.0 million for the year ended December 31, 2016 compared with $11.9 million for the same period in 2015.  Income from operations as a percentage of Intermodal operating revenue was 10.6% for the year ended December 31, 2016 compared to 11.4% in the same period of 2015.  The deterioration in operating income was primarily attributable to decreased fuel surcharges, decreased rental and storage revenues and suppressed market conditions. The deterioration was partially offset by the operating income contributed by the Ace and Triumph acquisitions.

Other Operations

Other operations improved from a $26.5 million operating loss during the year ended December 31, 2015 to a $2.7 million operating loss during the year ended December 31, 2016. The year-over-year improvement in other operations and corporate activities was largely due to $23.5 million of Towne acquisition and integration costs included in results for the year ended December 31, 2015 and no similar costs being included in the same period of 2016. The prior year acquisition and integration costs included $2.6 million of severance obligations and $11.7 million in reserves for remaining net payments, on duplicate facilities vacated during the year ended December 31, 2015. The expenses associated with the severance obligations and vacated, duplicate facility costs were recognized in the salaries, wages and benefits and operating lease line items, respectively. During the year ended December 31, 2015, we also incurred expense of $9.2 million for various other integration and transaction related costs which are largely included in other operating expenses. Other operations for the year ended December 31, 2015 also included approximately $3.0 million of additional expenses associated with our semi-annual actuarial analyses of vehicle and workers' compensation claims. The $2.7 million in operating loss included in other operations and corporate activities for the year ended December 31, 2016, was primarily for $1.7 million in loss development reserves resulting from our semi-annual actuarial analyses of our workers' compensation claims. Other operations for the year ended December 31, 2016 also included a $1.0 million increase to our reserve for remaining net payments on duplicate facilities vacated following the Towne acquisition, as several facilities have yet to be sub-leased.

Results of Operations

The following table sets forth our historical financial data for the years ended December 31, 2015 and 2014 (in millions):

	Year ended December 31,
	2015	2014	Change	Percent Change
Operating revenue:
Expedited LTL	$577.0	$458.9	$118.1	25.7%
Truckload Premium Services	153.3	133.3	20.0	15.0
Pool Distribution	130.0	118.3	11.7	9.9
Intermodal	104.3	75.9	28.4	37.4
Eliminations and other operations	(5.5)	(5.4)	(0.1)	1.9
Operating revenue	959.1	781.0	178.1	22.8
Operating expenses:
Purchased transportation	408.8	334.6	74.2	22.2
Salaries, wages, and employee benefits	240.6	182.1	58.5	32.1
Operating leases	66.3	34.0	32.3	95.0
Depreciation and amortization	37.1	31.1	6.0	19.3
Insurance and claims	21.5	15.7	5.8	36.9
Fuel expense	15.9	20.2	(4.3)	(21.3)
Other operating expenses	87.1	66.9	20.2	30.2
Total operating expenses	877.3	684.6	192.7	28.1
Income (loss) from operations:
Expedited LTL	79.2	75.8	3.4	4.5
Truckload Premium Services	13.3	9.0	4.3	47.8
Pool Distribution	3.9	4.5	(0.6)	(13.3)
Intermodal	11.9	7.4	4.5	60.8
Other operations	(26.5)	(0.3)	(26.2)	NM
Income from operations	81.8	96.4	(14.6)	(15.1)
Other expense:
Interest expense	(2.0)	(0.6)	(1.4)	233.3
Other, net	(0.1)	0.3	(0.4)	(133.3)
Total other expense	(2.1)	(0.3)	(1.8)	600.0
Income before income taxes	79.7	96.1	(16.4)	(17.1)
Income taxes	24.1	34.9	(10.8)	(30.9)
Net income	$55.6	$61.2	$(5.6)	(9.2)%

Expedited LTL - Year Ended December 31, 2015 compared to Year Ended December 31, 2014

The following table sets forth our historical financial data of the Expedited LTL segment for the year ended December 31, 2015 and 2014 (in millions):

Expedited LTL Segment Information
(In millions)
(Unaudited)

	Year ended
	December 31,	Percent of	December 31,	Percent of		Percent
	2015	Revenue	2014	Revenue	Change	Change
Operating revenue	$577.0	100.0%	$458.9	100.0%	$118.1	25.7%

Operating expenses:
Purchased transportation	242.5	42.0	192.0	41.8	50.5	26.3
Salaries, wages and employee benefits	143.2	24.8	106.2	23.1	37.0	34.8
Operating leases	30.7	5.3	19.7	4.3	11.0	55.8
Depreciation and amortization	21.1	3.7	16.6	3.6	4.5	27.1
Insurance and claims	10.1	1.8	8.6	1.9	1.5	17.4
Fuel expense	4.0	0.7	4.0	0.9	—	—
Other operating expenses	46.2	8.0	36.0	7.8	10.2	28.3
Total operating expenses	497.8	86.3	383.1	83.5	114.7	29.9
Income from operations	$79.2	13.7%	$75.8	16.5%	$3.4	4.5%

Expedited LTL Operating Statistics

	Year ended
	December 31,	December 31,	Percent
	2015	2014	Change

Operating ratio	86.3%	83.5%	3.4%

Business days	255.0	254.0	0.4
Business weeks	51.0	50.8	0.4

Expedited LTL:
Tonnage
Total pounds ¹	2,408,424	1,902,218	26.6
Average weekly pounds ¹	47,224	37,445	26.1

Linehaul shipments
Total linehaul	3,764,310	2,925,257	28.7
Average weekly	73,810	57,584	28.2

Forward Air Complete shipments	848,325	528,422	60.5
As a percentage of linehaul shipments	22.5%	18.1%	24.3

Average linehaul shipment size	640	650	(1.5)

Revenue per pound [2]
Linehaul yield	$17.27	$17.61	(1.5)
Fuel surcharge impact	1.15	1.93	(3.5)
Forward Air Complete impact	3.33	3.03	1.3
Total Expedited LTL yield	$21.75	$22.57	(3.6)%

¹ - In thousands
[2] - In dollars per hundred pound; percentage change is expressed as a percent of total yield.

Revenues
Expedited LTL operating revenue increased $118.1 million, or 25.7%, to $577.0 million from $458.9 million for the year ended December 31, 2014. The increase is partially attributable to a 26.6% increase in tonnage offset by a 1.5% decrease in our base revenue per pound, excluding net fuel surcharge revenue and Complete revenue. This accounted for $84.8 million of the increase in Expedited LTL revenue. The decrease in average base revenue per pound was attributable to the acquisition of Towne, as Towne's base revenue per pound was notably lower than our legacy Expedited LTL base revenue per pound. Targeted rate increases implemented in September 2015 helped partially mitigate Towne's impact on base revenue per pound. The increase in tonnage is mainly due to the Towne acquisition.

The increase in Expedited LTL revenue is also the result of increased revenue from our Complete pick-up and delivery service offset by a decrease in net fuel surcharge revenue. Complete revenue increased $19.3 million, or 33.6%, during the year ended December 31, 2015 compared to the same period of 2014. The increase in Complete revenue was attributable to improved shipping volumes in our Expedited LTL network and a 24.3% increase in the attachment rate of Complete activity to linehaul shipments, both of which were largely attributable to the Towne acquisition. Compared to the same period in 2014, net fuel surcharge revenue decreased largely due to the decline in fuel prices. The decline in net fuel surcharge revenue due to lower fuel prices was partially offset by volume increases related to the acquisition of Towne for a net decrease of $9.1 million during the year ended December 31, 2015 compared to the same period in 2014.

Other revenue, which includes warehousing services and terminal handling, accounts for the final component of Expedited LTL operating revenue. Other revenue increased $23.1 million, or 78.2%, to $52.6 million during the year ended December 31, 2015 from $29.5 million during the year ended December 31, 2014. The increase in other revenue was mainly attributable to other revenue obtained with the acquisition of Towne.

Purchased Transportation
Expedited LTL’s purchased transportation increased by $50.5 million, or 26.3%, to $242.5 million for the year ended December 31, 2015 from $192.0 million for the year ended December 31, 2014. As a percentage of segment operating revenue, Expedited LTL purchased transportation was 42.0% during the year ended December 31, 2015 compared to 41.8% for the same period of 2014. The increase is mostly attributable to an 18.3% increase in miles driven by our network of owner-operators or third party transportation providers and a 4.1% increase in the cost per mile paid to our network of owner-operators or third party transportation providers. The higher miles increased purchased transportation by $26.4 million while the higher cost per mile increased purchased transportation by $2.9 million. The increase in miles was attributable to the increase in revenue activity discussed previously. The increase in Expedited LTL cost per mile was attributable to a rate increase awarded to our network of owner-operators in January 2015 and higher rates charged by third party transportation providers.

Expedited LTL purchased transportation also increased due to a $12.8 million increase in third party transportation costs associated with the higher Complete revenue discussed above. Purchased transportation costs related to our other revenue increased $8.4 million, or 92.3%, to $17.6 million for the year ended December 31, 2015 from $9.2 million for the year ended December 31, 2014. Other purchased transportation costs as a percentage of other revenue increased to 33.5% of other revenue for the year ended December 31, 2015 from 31.2% for the year ended December 31, 2014. The increase as a percentage of the associated revenue was primarily due to dedicated pick up and delivery activity associated with the Towne acquisition.

Salaries, Wages, and Benefits

Salaries, wages and employee benefits of Expedited LTL increased by $37.0 million, or 34.8%, to $143.2 million for the year ended December 31, 2015 from $106.2 million in the same period of 2014. Salaries, wages and employee benefits were 24.8% of Expedited LTL’s operating revenue for the year ended December 31, 2015 compared to 23.1% for the same period of 2014. The increase in salaries, wages and employee benefits in total dollars was primarily attributable to a $33.4 million, or 39.3%, increase in wages associated with the increase in shipping volumes discussed previously. The remaining increase was due to a $2.6 million increase in employee incentives and share based compensation and a $1.6 million increase in health insurance costs. These increases were slightly offset by a $0.6 million decrease in workers' compensation costs.

Operating Leases

Operating leases increased $11.0 million, or 55.8%, to $30.7 million for the year ended December 31, 2015 from $19.7 million for the year ended December 31, 2014.  Operating leases were 5.3% of Expedited LTL’s operating revenue for the year ended December 31, 2015 compared with 4.3% for the year ended December 31, 2014.  The increase was due to $6.2 million in additional facility lease expenses and a $4.8 million increase in truck, trailer and equipment rentals and leases, both primarily as a result of the Towne acquisition.

Depreciation and Amortization

Expedited LTL depreciation and amortization increased $4.5 million, or 27.1%, to $21.1 million for the year ended December 31, 2015 from $16.6 million for the year ended December 31, 2014.  Depreciation and amortization expense as a percentage of Expedited LTL operating revenue was 3.7% for the year ended December 31, 2015 compared to 3.6% for the year ended December 31, 2014.  Amortization on acquired Towne intangible assets increased amortization expense by $1.9 million. The remaining increase was primarily the result of trailers, tractors and forklifts added with the Towne acquisition or purchased during 2015.

Insurance and Claims

Expedited LTL insurance and claims expense increased $1.5 million, or 17.4%, to $10.1 million for the year ended December 31, 2015 from $8.6 million for the year ended December 31, 2014.  Insurance and claims as a percentage of Expedited LTL’s operating revenue was 1.8% for the year ended December 31, 2015 compared to 1.9% for the year ended December 31, 2014. The increase in total dollars is attributable to a $1.0 million increase in vehicle accident damage repairs, a $0.4 million increase in vehicle insurance premiums and a $0.3 million increase in claims related legal and professional fees. These increases were slightly offset by a $0.2 million decrease in cargo claims. These increases were primarily the result of the Towne acquisition and the additional equipment required to handle the volumes previously mentioned.

Fuel Expense

Expedited LTL fuel expense was $4.0 million for the year ended December 31, 2015 and 2014.  Fuel expense was 0.7% of Expedited LTL’s operating revenue for the years ended December 31, 2015 compared to 0.9% for the year ended December 31, 2014. The decrease in fuel expense as a percentage of revenue was attributable to a decrease in fuel price per gallon compared to the same period in 2014. The decrease in fuel prices was partly offset by the impact of the Towne acquisition.

Other Operating Expenses

Expedited LTL other operating expenses increased $10.2 million, or 28.3%, to $46.2 million for the year ended December 31, 2015 from $36.0 million for the year ended December 31, 2014.  Expedited LTL other operating expenses were 8.0% of operating revenue for the year ended December 31, 2015 compared to 7.8% for the year ended December 31, 2014.  The increase was attributable to variable costs, such as vehicle maintenance and dock and terminal supplies, which increased in conjunction with the Towne related volume increases discussed previously.

Income from Operations

Expedited LTL income from operations increased by $3.4 million, or 4.5%, to $79.2 million for the year ended December 31, 2015 compared with $75.8 million for the year ended December 31, 2014.   Expedited LTL’s income from operations was 13.7% of operating revenue for the year ended December 31, 2015 compared with 16.5% for the year ended December 31, 2014.  The deterioration in income from operations as a percent of revenue was mostly due to reduced net fuel surcharge and increased network costs attributable to the Towne acquisition. These costs were partially mitigated by the impact of rate increases initiated in 2015 as well as improved cost management in the second half of the year.

Truckload Premium Services - Year Ended December 31, 2015 compared to Year Ended December 31, 2014

The following table sets forth our historical financial data of the Truckload Premium Services segment for the year ended December 31, 2015 and 2014 (in millions):

Truckload Premium Services Segment Information
(In millions)
(Unaudited)

	Year ended
	December 31,	Percent of	December 31,	Percent of		Percent
	2015	Revenue	2014	Revenue	Change	Change
Operating revenue	$153.3	100.0%	$133.3	100.0%	$20.0	15.0%

Operating expenses:
Purchased transportation	101.0	65.9	90.2	67.7	10.8	12.0
Salaries, wages and employee benefits	19.1	12.5	16.1	12.1	3.0	18.6
Operating leases	0.5	0.3	0.4	0.3	0.1	25.0
Depreciation and amortization	6.2	4.0	5.4	4.1	0.8	14.8
Insurance and claims	2.9	1.9	2.1	1.6	0.8	38.1
Fuel expense	3.3	2.2	4.5	3.4	(1.2)	(26.7)
Other operating expenses	7.0	4.6	5.6	4.2	1.4	25.0
Total operating expenses	140.0	91.3	124.3	93.2	15.7	12.6
Income from operations	$13.3	8.7%	$9.0	6.8%	$4.3	47.8%

Truckload Premium Services Operating Statistics

	Year ended
	December 31,	December 31,	Percent
	2015	2014	Change

Company driver [1]	7,291	6,656	9.5%
Owner operator [1]	37,597	28,523	31.8
Third party [1]	29,517	25,019	18.0
Total Miles	74,405	60,198	23.6

Revenue per mile	$1.97	$2.07	(4.8)

Cost per mile	$1.44	$1.56	(7.7)%

¹ - In thousands

Revenues
TLS revenue increased $20.0 million, or 15.0%, to $153.3 million for the year ended December 31, 2015 from $133.3 million in the same period of 2014. The increase in TLS revenue was attributable to business obtained with the Towne acquisition in our legacy truckload services partially offset by a decline in pharmaceutical revenue. TLS had an 4.8% decrease in average revenue per mile and a 23.6% increase in miles driven to support revenue. Revenue per mile declined due to the decrease in pharmaceutical revenue which historically has a higher revenue per mile than traditional truckload business. TLS' revenue per mile also decreased on a shift in business mix that moved away from revenue requiring use of more expensive third party transportation providers.

Purchased Transportation

Purchased transportation costs for our TLS revenue increased $10.8 million, or 12.0%, to $101.0 million for the year ended December 31, 2015 from $90.2 million for the year ended December 31, 2014. For the year ended December 31, 2015, TLS purchased transportation costs represented 65.9% of TLS revenue compared to 67.7% for the same period in 2014. The increase in TLS purchased transportation was attributable to a 25.4% increase in non-Company miles driven during the year ended December 31, 2015 compared to the same period in 2014. The increase in miles was slightly offset by a 8.3% decrease in non-Company cost per mile during the year ended December 31, 2015 compared to the same period of 2014. The increase in TLS miles driven was attributable to additional to business obtained with the Towne acquisition discussed above. The decrease in cost per mile and TLS purchased transportation as a percentage of revenue was due to TLS' ability to utilize owner operators to cover the additional miles instead of more costly third party transportation providers.

Salaries, Wages, and Benefits

Salaries, wages and employee benefits of TLS increased by $3.0 million, or 18.6%, to $19.1 million in the year ended December 31, 2015 from $16.1 million in the same period of 2014. Salaries, wages and employee benefits were 12.5% of TLS’s operating revenue in the year ended December 31, 2015 compared to 12.1% for the same period of 2014. Approximately $2.0 million was attributable to increased TLS management and operations salaries, wages and employee benefits associated with the additional business discussed previously and 2015 wage increases for previously existing TLS employees. Another $0.4 million was due to incentive and share based compensation increases as well as a $0.6 million increase in workers' compensation and health insurance costs.

Operating Leases

Operating leases increased $0.1 million, or 25.0%, to $0.5 million for the year ended December 31, 2015 from $0.4 million for the same period in 2014. Operating leases were 0.3% of TLS operating revenue for the year ended December 31, 2015 and 2014. The increase in expense is due to additional trailer rentals to handle additional business discussed above.

Depreciation and Amortization

Depreciation and amortization increased $0.8 million, or 14.8%, to $6.2 million for the year ended December 31, 2015 from $5.4 million for the year ended December 31, 2015.  Depreciation and amortization expense as a percentage of TLS operating revenue was 4.0% for the year ended December 31, 2015 compared to 4.1% for the year ended December 31, 2014. These increases were primarily the result of trailers and tractors added with the Towne acquisition or purchased during 2015.

Insurance and Claims

TLS insurance and claims increased $0.8 million, or 38.1%, to $2.9 million for the year ended December 31, 2015 from $2.1 million for the year ended December 31, 2014. As a percentage of operating revenue, insurance and claims was 1.9% for the year ended December 31, 2015 compared to 1.6% for the year ended December 31, 2014. These increases were attributable to higher insurance premiums as a result of the increase in tractor and trailer count and higher vehicle accident damage repairs. These increases were primarily the result of the Towne acquisition and the additional equipment required to handle the volumes previously mentioned.

Fuel Expense

TLS fuel expense decreased $1.2 million, or 26.7%, to $3.3 million for the year ended December 31, 2015 from $4.5 million for the year ended December 31, 2014.  Fuel expenses were 2.2% of TLS operating revenue during the year ended December 31, 2015 compared to 3.4% for the year ended December 31, 2014.  The decrease was attributable to a decline in year-over-year fuel prices and was slightly offset by an increase in Company-employed driver miles, which are primarily for our pharmaceutical business.

Other Operating Expenses

TLS other operating expenses increased $1.4 million, or 25.0%, to $7.0 million for the year ended December 31, 2015 compared to $5.6 million for the year ended December 31, 2014.  TLS other operating expenses were 4.6% of operating revenue for the year ended December 31, 2015 compared to 4.2% for the year ended December 31, 2014. The increase was attributable to approximately $0.5 million in higher vehicle maintenance costs due to the additional equipment acquired to handle the increased business volumes previously discussed. Owner operator and company driver recruiting and on-boarding costs increased $0.5 million in efforts to add additional drivers throughout the network. The remaining $0.4 million increase was due to $0.6 million of additional costs to handle the expanding business mentioned above, such as tolls, and licenses and permits, partly offset by a $0.2 million gain on the sale of trailers during 2015.

Income from Operations

TLS income from operations improved by $4.3 million, or 47.8%, to $13.3 million for the year ended December 31, 2015 from $9.0 million for the year ended December 31, 2014.  TLS income from operations was 8.7% of operating revenue for the year ended December 31, 2015 compared with 6.8% of operating revenue for the year ended December 31, 2014. Improvement in income from operations as percentage of revenue was mainly attributable to additional business from the Towne acquisition and decreased utilization of more expensive third party transportation providers in favor of owner operators and company drivers.

Pool Distribution - Year Ended December 31, 2015 compared to Year Ended December 31, 2014

The following table sets forth our historical financial data of the Pool Distribution segment for the year ended December 31, 2015 and 2014 (in millions):

Pool Distribution Segment Information
(In millions)
(Unaudited)

	Year ended
	December 31,	Percent of	December 31,	Percent of		Percent
	2015	Revenue	2014	Revenue	Change	Change
Operating revenue	$130.0	100.0%	$118.3	100.0%	$11.7	9.9%

Operating expenses:
Purchased transportation	35.0	26.9	31.4	26.5	3.6	11.5
Salaries, wages and employee benefits	48.8	37.5	41.8	35.3	7.0	16.7
Operating leases	10.2	7.8	9.0	7.6	1.2	13.3
Depreciation and amortization	6.0	4.6	5.8	4.9	0.2	3.4
Insurance and claims	3.7	2.8	3.1	2.6	0.6	19.4
Fuel expense	5.4	4.2	7.3	6.2	(1.9)	(26.0)
Other operating expenses	17.0	13.1	15.4	13.0	1.6	10.4
Total operating expenses	126.1	97.0	113.8	96.2	12.3	10.8
Income from operations	$3.9	3.0%	$4.5	3.8%	$(0.6)	(13.3)%

Revenues
Pool operating revenue increased $11.7 million, or 9.9%, to $130.0 million for the year ended December 31, 2015 from $118.3 million for the year ended December 31, 2014.  The increase was attributable to current year rate increases, increased volume from previously existing customers and new revenue from business wins. These increases were partially offset by a decrease in net fuel surcharge revenue.

Purchased Transportation

Pool purchased transportation decreased $3.6 million, or 11.5%, to $35.0 million for the year ended December 31, 2015 from $31.4 million for the year ended December 31, 2014.  Pool purchased transportation as a percentage of revenue was 26.9% for the year ended December 31, 2015 compared to 26.5% for the year ended December 31, 2014.  The increase in Pool purchased transportation as a percentage of revenue was attributable to an increase in owner operator usage, as opposed to Company drivers to handle the additional revenue mentioned above.

Salaries, Wages, and Benefits
Salaries, wages and employee benefits of Pool increased by $7.0 million, or 16.7%, to $48.8 million for the year ended December 31, 2015 from $41.8 million for the year ended December 31, 2014.  As a percentage of Pool operating revenue, salaries, wages and benefits increased to 37.5% for the year ended December 31, 2015 compared to 35.3% for the year ended December 31, 2014. The $7.0 million increase is partly due to a $3.9 million increase in dock and driver pay to handle the additional business discussed previously. New administrative hires and 2015 pay increases accounted for an additional $2.1 million increase from the same period in 2014. The remaining increase of $1.0 million was due to increases in health insurance and workers' compensation costs.

Operating Leases

Operating leases increased $1.2 million, or 13.3%, to $10.2 million for the year ended December 31, 2015 from $9.0 million for the year ended December 31, 2014.  Operating leases were 7.8% of Pool operating revenue for the year ended

December 31, 2015 compared with 7.6% for the year ended December 31, 2014.  The $1.2 million increase is attributable to a $0.8 million increase in facility rent expense due to the opening of a new terminal in the second quarter of 2015 and certain terminals moving into larger facilities to handle additional business. The remaining $0.4 million increase is due to truck rental expense primarily associated with the new terminal opened in the second quarter of 2015.

Depreciation and Amortization

Depreciation and amortization increased $0.2 million, or 3.4%, to $6.0 million for the year ended December 31, 2015 from $5.8 million for the year ended December 31, 2014.  Depreciation and amortization expense as a percentage of Pool operating revenue was 4.6% for the year ended December 31, 2015 compared to 4.9% for the year ended December 31, 2014.  The increase in Pool depreciation in total dollars is attributable to information technology equipment, conveyors and conveyor improvements purchased during 2015.

Insurance and Claims

Pool insurance and claims increased $0.6 million, or 19.4%, to $3.7 million for the year ended December 31, 2015 from $3.1 million for the year ended December 31, 2014. As a percentage of operating revenue, insurance and claims was 2.8% for the year ended December 31, 2015 compared to 2.6% for the year ended December 31, 2014. The increase in Pool insurance and claims in total dollars was attributable to a $0.6 million increase in cargo claims and a $0.2 increase in vehicle accident damage repairs. The increases were slightly offset by a $0.1 million decrease in vehicle insurance claims as 2014 included a large reserve for a fourth quarter 2014 accident.

Fuel Expense

Pool fuel expense decreased $1.9 million, or 26.0%, to $5.4 million for the year ended December 31, 2015 from $7.3 million for the year ended December 31, 2014.  Fuel expenses were 4.2% of Pool operating revenue during the year ended December 31, 2015 compared to 6.2% for the year ended December 31, 2014. Pool fuel expenses decreased due to a decline in year-over-year fuel prices.

Other Operating Expenses

Pool other operating expenses increased $1.6 million, or 10.4%, to $17.0 million for the year ended December 31, 2015 compared to $15.4 million for the year ended December 31, 2014.  Pool other operating expenses were 13.1% of operating revenue for the year ended December 31, 2015 compared to 13.0% for the year ended December 31, 2014. Pool's slight increase as a percent of revenue was attributable to vehicle and dock maintenance costs, largely due to opening a new facility in the second quarter of 2015 and moving certain facilities in the third quarter of 2015 to accommodate business wins mentioned above.

Income from Operations

Pool income from operations deteriorated by $0.6 million, or 13.3% to $3.9 million for the year ended December 31, 2015 from $4.5 million for the year ended December 31, 2014.  Pool income from operations was 3.0% of operating revenue for the year ended December 31, 2015 compared with 3.8% of operating revenue for the year ended December 31, 2014.  The decline in Pool operating income was primarily the result of increases in health insurance costs, reduced net fuel surcharge revenue, cargo claims and costs associated with opening new facilities during 2015.

Intermodal - Year Ended December 31, 2015 compared to Year Ended December 31, 2014

The following table sets forth our historical financial data of the Intermodal segment for the year ended December 31, 2015 and 2014 (in millions):

Intermodal Segment Information
(In millions)
(Unaudited)

	Year ended
	December 31,	Percent of	December 31,	Percent of		Percent
	2015	Revenue	2014	Revenue	Change	Change
Operating revenue	$104.3	100.0%	$75.9	100.0%	$28.4	37.4%

Operating expenses:
Purchased transportation	33.8	32.4	25.0	32.9	8.8	35.2
Salaries, wages and employee benefits	24.4	23.4	18.1	23.8	6.3	34.8
Operating leases	11.7	11.2	4.8	6.3	6.9	143.8
Depreciation and amortization	3.8	3.6	3.4	4.5	0.4	11.8
Insurance and claims	2.6	2.5	1.7	2.2	0.9	52.9
Fuel expense	3.2	3.1	4.3	5.7	(1.1)	(25.6)
Other operating expenses	12.9	12.4	11.2	14.8	1.7	15.2
Total operating expenses	92.4	88.6	68.5	90.3	23.9	34.9
Income from operations	$11.9	11.4%	$7.4	9.7%	$4.5	60.8%

Revenues

Intermodal operating revenue increased $28.4 million, or 37.4%, to $104.3 million for the year ended December 31, 2015 from $75.9 million for the same period in 2014.   The increase in operating revenue was primarily attributable to 2015 including a full year of CST, RGL and MMT compared to the same period of 2014.

Purchased Transportation

Intermodal purchased transportation increased $8.8 million, or 35.2%, to $33.8 million for the year ended December 31, 2015 from $25.0 million for the same period in 2014.  Intermodal purchased transportation as a percentage of revenue was 32.4% for the year ended December 31, 2015 compared to 32.9% for the year ended December 31, 2014.  The decrease as a percentage of revenue was due to a change in business mix as revenues, such as rental and storage revenues, that do not not utilize owner operators increased for the year ended December 31, 2015 compared to the same period of 2014.

Salaries, Wages, and Benefits

Intermodal salaries, wages and employee benefits increased $6.3 million, or 34.8%, to $24.4 million for the year ended December 31, 2015 compared to $18.1 million for the year ended December 31, 2014.  As a percentage of Intermodal operating revenue, salaries, wages and benefits decreased to 23.4% for the year ended December 31, 2015 compared to 23.8% for the same period in 2014. The improvement as a percentage of revenue was due to a change in business mix as revenues, such as rental and storage revenues, that do not not utilize Company-employed drivers increased for the year ended December 31, 2015 compared to the same period of 2014.

Operating Leases

Operating leases increased $6.9 million to $11.7 million for the year ended December 31, 2015 from $4.8 million for the same period in 2014.  Operating leases were 11.2% of Intermodal operating revenue for the year ended December 31, 2015 compared with 6.3% in the same period of 2014.  Operating leases increased due to a $6.3 million increase in trailer and tractor rentals to handle additional revenue and a $0.6 million increase in rent expense for additional facilities assumed with the acquisitions.

Depreciation and Amortization

Depreciation and amortization increased $0.4 million, or 11.8%, to $3.8 million for the year ended December 31, 2015 from $3.4 million for the same period in 2014. Depreciation and amortization expense as a percentage of Intermodal operating revenue was 3.6% for the year ended December 31, 2015 compared to 4.5% for the same period of 2015. Depreciation and amortization increased in total dollars due to 2015 including a full year of amortization on intangible assets for the CST, RGL and MMT acquisitions.

Insurance and Claims

Intermodal insurance and claims expense increased $0.9 million, or 52.9%, to $2.6 million for the year ended December 31, 2015 from $1.7 million for the year ended December 31, 2014.   Intermodal insurance and claims were 2.5% of operating revenue for the year ended December 31, 2015 compared with 2.2% for the same period in 2014. The increase in Intermodal insurance and claims was attributable to a full year of insurance premiums for the CST, RGL and MMT acquisitions.

Fuel Expense

Intermodal fuel expense decreased $1.1 million, or 25.6%, to $3.2 million for the year ended December 31, 2015 from $4.3 million in the same period of 2014.  Fuel expenses were 3.1% of Intermodal operating revenue for the year ended December 31, 2015 compared to 5.7% in the same period of 2014.  Intermodal fuel expenses decreased primarily as a result of the year-over-year decline in fuel prices offset by increased revenue from a full year of the CST, RGL and MMT acquisitions.

Other Operating Expenses

Intermodal other operating expenses increased $1.7 million, or 15.2%, to $12.9 million for the year ended December 31, 2015 compared to $11.2 million for the same period of 2015.  Intermodal other operating expenses for the year ended December 31, 2015 were 12.4% compared to 14.8% for the same period of 2014.  The increase in Intermodal other operating expenses was due mostly to a $1.6 million increase in container related rental and storage charges. The remaining increase was due to terminal expenses and other variable costs corresponding with a full year of CST, RGL and MMT acquisitions.

Income from Operations

Intermodal’s income from operations increased by $4.5 million, or 60.8%, to $11.9 million for the year ended December 31, 2015 compared with $7.4 million for the same period in 2014.  Income from operations as a percentage of Intermodal operating revenue was 11.4% for the year ended December 31, 2015 compared to 9.7% in the same period of 2014.  The improvement in operating income was primarily attributable to a full year of operating income contributions for the CST, RGL and MMT acquisitions.

Other Operations

Other operations deteriorated to a $26.5 million operating loss during the year ended December 31, 2015 from a $0.3 million operating loss during the year ended December 31, 2014. The year-over-year decline in other operations and corporate activities was largely due to $23.5 million of Towne acquisition and integration costs included in results for the year ended December 31, 2015 and no similar costs being included in the same period of 2014. The acquisition and integration costs included $2.6 million of severance obligations and $11.7 million in reserves for remaining net payments, on duplicate facilities vacated during the year ended December 31, 2015. The expenses associated with the severance obligations and vacated, duplicate facility costs were recognized in the salaries, wages and benefits and operating lease line items, respectively. During the year ended December 31, 2015, we also incurred expense of $9.2 million for various other integration and transaction related costs which are largely included in other operating expenses. Other operations for the year ended December 31, 2015 also included approximately $3.0 million of additional expenses associated with our semi-annual actuarial analyses of workers' compensation and vehicles claims. The $0.3 million in operating loss included in other operations and corporate activities for the year ended December 31, 2014 was primarily for increases to loss development reserves resulting from our semi-annual actuary analyses of our vehicle claims.

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

Allowance for Doubtful Accounts

The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances in which the Company is aware of a specific customer’s inability to meet its financial obligations to the Company (for example, bankruptcy filings, accounts turned over for collection or litigation), the Company records a specific reserve for these bad debts against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes reserves for these bad debts based on the length of time the receivables are past due. Specifically, amounts that are 90 days or more past due are reserved at 50.0% for Expedited LTL, 10.0% for Intermodal, 25.0% for Pool and up to 50.0% for TLS. If circumstances change (i.e., the Company experiences higher than expected defaults or an unexpected material adverse change in a customer’s ability to meet its financial obligations to the Company), the estimates of the recoverability of amounts due to the Company could be changed by a material amount. Accounts are written off after all means of collection, including legal action, have been exhausted.

Allowance for Revenue Adjustments

Our allowance for revenue adjustments consists of amounts reserved for billing rate changes that are not captured upon load initiation. These adjustments generally arise: (i) when the sales department contemporaneously grants small rate changes (“spot quotes”) to customers that differ from the standard rates in the system; (ii) when freight requires dimensionalization or is reweighed resulting in a different required rate; (iii) when billing errors occur; and (iv) when data entry errors occur. When appropriate, permanent rate changes are initiated and reflected in the system. We monitor the manual revenue adjustments closely through the employment of various controls that are in place to ensure that revenue recognition is not compromised and that fraud does not occur. During 2016, average revenue adjustments per month were approximately $0.2 million, on average revenue per month of approximately $81.9 million (approximately 0.2% of monthly revenue). In order to estimate the allowance for revenue adjustments related to ending accounts receivable, we prepare an analysis that considers average monthly revenue adjustments and the average lag for identifying and quantifying these revenue adjustments. Based on this analysis, we establish an allowance for approximately 35-65 days (dependent upon experience by operating segment in the preceding twelve months) of average revenue adjustments, adjusted for rebates and billing errors. The lag is periodically adjusted based on actual historical experience. Additionally, the average amount of revenue adjustments per month can vary in relation to the level of sales or based on other factors (such as personnel issues that could result in excessive manual errors or in excessive spot quotes being granted). Both of these significant assumptions are continually evaluated for appropriateness.

Self-Insurance Loss Reserves

Given the nature of our operating environment, we are subject to vehicle and general liability, workers' compensation and employee health insurance claims. To mitigate a portion of these risks, we maintain insurance for individual vehicle and general liability claims exceeding $0.8 million and workers' compensation claims and employee health insurance claims exceeding approximately $0.3 million, except in Ohio, where we are a qualified self-insured entity with an approximately $0.5 million self-insured retention. The amount of self-insurance loss reserves and loss adjustment expenses is determined based on an estimation process that uses information obtained from both company-specific and industry data, as well as general economic information. The estimation process for self-insurance loss exposure requires management to continuously monitor and evaluate the life cycle of claims. Using data obtained from this monitoring and our assumptions about the emerging trends, management develops information about the size of ultimate claims based on its historical experience and other available market information. The most significant assumptions used in the estimation process include determining the trend in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. We utilize semi-annual actuarial analysis to evaluate the open vehicle liability and workers' compensation claims and estimate the ongoing development exposure.

Changes in the inputs described above, such as claim life cycles, severity of claims and trends in loss costs, can result in material changes to our self-insurance loss reserves. Historically, significant changes in one assumption or changes in several assumptions have resulted in both increases and decreases to self-insurance loss reserves. Based on facts and circumstances one significant claim, such as a dock or vehicle accident, could result in an immediate increase in our self-insurance loss reserves of at least $0.3 million to $0.8 million, our self-insured retention limits. Significant facts and circumstances for a claim would involve the degree of injuries, whether fatalities occurred, the amount of property damage, the degree of our involvement and whether or not our employees or representatives followed our processes and procedures. However, changes in the above variables could also reduce our self-insurance loss reserves. For example, in previous periods we have reduced our workers' compensation loss reserve by over $1.0 million as the result of improvements in our loss experience and in the severity of claims incurred over a certain period of time.

As of December 31, 2016, we have recognized an offsetting insurance proceeds receivable and claims payable of $6.7 million for open vehicle and workers’ compensation claims in excess of our stop-loss limits.
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

At December 31, 2016, we had state net operating loss carryforwards of $18.2 million for certain legal entities that will expire between 2016 and 2030.   The use of these state net operating losses is limited to the future taxable income of separate legal entities.  Based on expectations of future taxable income, management believes that it is more likely than not that the results of operations for the certain legal entities will not generate sufficient taxable income to realize the net operating loss benefits for these state loss carryforwards.  As a result, a valuation allowance has been provided for these specific state loss carryforwards. The valuation allowance on these certain state loss carryforwards was approximately $0.3 million at December 31, 2016 and 2015.

Valuation of Goodwill

We test our goodwill for impairment annually or more frequently if events or circumstances indicate impairment may exist. Examples of such events or circumstances could include a significant change in business climate or a loss of significant customers. We complete our annual analysis of our reporting units as of the last day of our second quarter, June 30th. We first consider our reporting unit and related components in accordance with U.S. GAAP. Goodwill is allocated to reporting units that are expected to benefit from the business combinations generating the goodwill. We have five reporting units - Expedited LTL, Truckload Expedited, Intermodal, Pool Distribution and TQI. The Truckload Expedited and the TQI reporting units are included in the Truckload Premium Services reportable segment. In evaluating reporting units, we first assess qualitative factors to determine whether it is more likely than not that the fair value of any of the reporting unit is less than its carrying amount, including goodwill. When performing the qualitative assessment, we consider the impact of factors including, but not limited to, macroeconomic and industry conditions, overall financial performance of each reporting unit, litigation and new legislation. If based on the qualitative assessments, we believe it is more likely than not that the fair value of any reporting unit is less than the reporting unit's carrying amount, or periodically as deemed appropriate by management, we will prepare an estimation of the respective reporting unit's fair value utilizing a quantitative approach. If this estimation of fair value indicates that impairment potentially exists, we will then measure the amount of the impairment, if any. Goodwill impairment exists when the calculated implied fair value of goodwill is less than its carrying value.
We determine the fair value of our reporting units based on a combination of a market approach, which considers comparable companies, and the income approach, using a discounted cash flow model. Under the market approach, valuation multiples are derived based on a selection of comparable companies and applied to projected operating data for each reporting unit to arrive at an indication of fair value. Under the income approach, the discounted cash flow model determines fair value based on the present value of management prepared projected cash flows over a specific projection period and a residual value related to future cash flows beyond the projection period. Both values are discounted using a rate which reflects our best estimate of the weighted average cost of capital of a market participant, and is adjusted for appropriate risk factors. We believe the most sensitive estimate used in our income approach is the management prepared projected cash flows. Consequently, as necessary we perform sensitivity tests on select reporting units to ensure reductions of the present value of the projected cash flows by at least 10% would not adversely impact the results of the goodwill impairment tests. Historically, we have equally weighted the income and market approaches as we believed the quality and quantity of the collected information were approximately equal. The inputs used in the fair value calculations for goodwill are classified within level 3 of the fair value hierarchy as defined in the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.
In 2016, we performed a fair value estimation for each reporting unit, except Intermodal as we did not believe it was more likely than not that Intermodal's fair value was less than the carrying amount. Currently, there is no goodwill assigned to the Truckload Expedited reporting unit. Our 2016 calculations for LTL and Pool Distribution indicated that, as of June 30, 2016, the fair value of each reporting unit exceeded their carrying value by approximately 122.0% and 76.0%, respectively. However, due to TQI's financial performance falling notably short of our prior year projections, declining revenue from significant customers and strategic initiatives not having the required impact on financial results, we reduced TQI's projected cash flows and as a result our estimate of TQI's fair value no longer exceeded the respective carrying value as of June 30, 2016. We concluded that an impairment loss was probable and could be reasonably estimated. Consequently, we recorded a goodwill impairment charge of $25.7 million for the TQI reporting unit.
Additionally, the Company reviews its other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. In conjunction with the TQI impairment analysis we obtained fair value information or prepared new fair value estimates for TQI's other long term assets. Impairment is recognized on assets classified as held and used when the sum of undiscounted estimated cash flows expected to result from the use of the asset is less than the carrying value. If such measurement indicates a possible impairment, the estimated fair value of the asset is compared to its net book value to measure the impairment charge, if any. Through our TQI goodwill impairment calculations we determined there were indicators that TQI's customer relationship and non-compete intangible assets were impaired as the undiscounted cash flows associated with the applicable assets no longer exceeded the related assets' net book values. We then estimated the current market values of the customer relationship and non-compete assets using an income approach (level 3). Under this method, an intangible asset's fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To estimate fair value, we used cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset. We believe the level and timing of cash flows appropriately reflect market participant assumptions. As a result of these analyses, we recorded an impairment charge of $16.5 million.

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
As shown with the TQI impairment, these assumptions used to estimate the fair value of each reporting unit change from year to year based on operating results, market conditions, and other factors. Changes in these estimates and assumptions could materially affect the determination of the reporting unit's fair value and goodwill impairment for the reporting unit.

Share-Based Compensation

Our general practice has been to make a single annual grant to key employees and to make other grants only in connection with new employment or promotions.  In addition, we make annual grants to non-employee directors in conjunction with their annual election to our Board of Directors or at the time of their appointment to the Board of Directors.   For employees, we have granted stock options, non-vested shares and performance shares.  For non-employee directors, we have granted non-vested shares annually beginning in 2006.

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

	December 31, 2016	December 31, 2015	December 31, 2014
Expected dividend yield	1.0%	1.0%	1.2%
Expected stock price volatility	28.9%	33.3%	38.5%
Weighted average risk-free interest rate	1.3%	1.6%	1.6%
Expected life of options (years)	5.8	5.9	5.3

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

We have also granted performance shares to key employees. Under the terms of the performance share agreements, on the third anniversary of the grant date, we will issue to the employees a calculated number of common stock shares based on the three year performance of our total shareholder return as compared to the total shareholder return of a selected peer group. No shares may be issued if the total shareholder return performance outperforms 30% or less of the peer group, but the number of shares issued may be doubled if the total shareholder return performs better than 90% of the peer group. The share-based compensation for performance shares are recognized, net of estimated forfeitures, ratably over the requisite service period, or vesting period. The fair value of the performance shares was estimated using a Monte Carlo simulation. The following table contains the weighted-average assumptions used to estimate the fair value of performance shares granted.  These assumptions are highly subjective and changes in these assumptions can materially affect the fair value estimate.

		Year ended
	December 31, 2016	December 31, 2015	December 31, 2014
Expected stock price volatility	22.3%	23.5%	32.5%
Weighted average risk-free interest rate	0.8%	1.0%	0.7%

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

Operating Leases

Certain operating leases include rent increases during the initial lease term. For these leases, we recognize the related rental expenses on a straight-line basis over the term of the lease, which includes any rent holiday period, and record the difference between the amounts charged to operations and amount paid as a rent liability.  Leasehold improvements are amortized over the shorter of the estimated useful life or the initial term of the lease. Reserves for idle facilities are initially measured at fair value of the portion of the lease payments associated with the vacated facilities, reduced by estimated sublease rentals.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued guidance that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital ("APIC") pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance is effective in 2017 with early adoption permitted. We plan to adopt this guidance in January 2017 and while the elimination of APIC pools will result in increased volatility of our effective tax rate, the overall impact is expected to be minimal.

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

In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017 (early adoption is permitted for interim and annual periods beginning on or after December 15, 2016). The guidance permits the use of either a full retrospective or modified retrospective adoption approach with a cumulative effect adjustment recorded in either scenario as necessary upon transition. Based on a review of our customer shipping arrangements, we currently believe the implementation of this standard will change our revenue recognition policy from recognizing revenue upon shipment completion to recognizing revenue over time based on the progress toward completion of shipments in transit as of each period end. While the timing of revenue recognition will be accelerated, due to the short duration of our transit times the anticipated impact on our consolidated financial position, revenue, results from operations and related disclosures is expected to be minor. At this time we have not determined our transition method.

Liquidity and Capital Resources
     We have historically financed our working capital needs, including capital expenditures, with cash flows from operations and borrowings under our bank lines of credit.

Year Ended December 31, 2016 Cash Flows compared to December 31, 2015 Cash Flows

Net cash provided by operating activities totaled approximately $130.4 million for the year ended December 31, 2016 compared to approximately $85.7 million for the year ended December 31, 2015. The $44.7 million increase in cash provided by operating activities is mainly attributable to a $7.1 million increase in net earnings after consideration of non-cash items and a $52.7 million decrease in cash used to fund accounts payable and prepaid assets, partially offset by a $15.1 million decrease in cash collected from accounts receivable. The decreases in cash used for accounts payable and prepaid assets is mainly attributable to the prior year having cash paid to settle trade payables assumed with the Towne acquisition and reduced estimated income tax payments. The decrease in cash received from accounts receivables is attributable to collections on acquired accounts receivable in 2015 related to the Towne acquisition.

Net cash used in investing activities was approximately $52.4 million for the year ended December 31, 2016 compared with approximately $100.9 million during the year ended December 31, 2015. Investing activities during the year ended December 31, 2016 consisted primarily of $11.8 million used to acquire Ace and Triumph, which is included in the Intermodal segment, and net capital expenditures of $40.3 million for new trailers, forklifts, computer hardware and internally developed software.  Investing activities during the year ended December 31, 2015 consisted primarily of $61.9 million used to acquire Towne and net capital expenditures of $38.8 million for new tractors and trailers to replace aging units. The proceeds from disposal of property and equipment during the year ended December 31, 2016 and 2015 were primarily from sales of older trailers and vehicles.

Net cash used in financing activities totaled approximately $102.8 million for the year ended December 31, 2016 compared with net cash provided by financing activities of $7.1 million for the year ended December 31, 2015.  The $109.9 million change in cash from financing activities was attributable to the prior year including $125.0 million of proceeds from executing a two year term loan in conjunction with the Towne acquisition. The decrease in cash from term loan proceeds was partly offset by a $45.6 million decrease in payments on debt and capital leases. Additionally, there was a $9.7 million decrease in cash from employee stock transactions and related tax benefits. Payments on debt and capital leases decreased as 2015 included the settlement of debt assumed with the acquisition of Towne. The year ended December 31, 2016 also included $40.0 million used to repurchase shares of our Common Stock, compared to $20.0 million used to repurchase shares of our Common Stock during the year ended December 31, 2015. Dividends increased on new shares issued through stock option exercises and our Board of Directors increasing the quarterly cash dividend from $0.12 per share to $0.15 per share during the fourth quarter of 2016.

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

Liquidity and Capital Resources

On February 4, 2015, we entered into a five-year senior, unsecured credit facility (the “Facility”) with a maximum aggregate principal amount of $275.0 million, including a revolving credit facility of $150.0 million and a term loan facility of $125 million. The revolving credit facility has a sublimit of $25.0 million for letters of credit and a sublimit of $15.0 million for swing line loans. The revolving credit facility is scheduled to expire in February 2020 and may be used to refinance existing indebtedness of the Company and for working capital, capital expenditures and other general corporate purposes. Unless we elect otherwise under the credit agreement, interest on borrowings under the Facility are based on the highest of (a) the federal funds rate plus 0.5%, (b) the administrative agent's prime rate and (c) the LIBOR Rate plus 1.0%, in each case plus a margin that can range from 0.1% to 0.6% with respect to the term loan facility and from 0.3% to 0.8% with respect to the revolving credit facility depending on our ratio of consolidated funded indebtedness to earnings as set forth in the credit agreement. The Facility contains financial covenants and other covenants that, among other things, restrict our ability, without the approval of the lenders, to engage in certain mergers, consolidations, asset sales, investments, other transactions or to incur liens or indebtedness, as set forth in the credit agreement. As of December 31, 2016, we had no borrowings outstanding under the revolving credit facility. At December 31, 2016, we had utilized $7.5 million of availability for outstanding letters of credit and had $142.5 million of available borrowing capacity outstanding under the revolving credit facility.

In conjunction with the acquisition of Towne (see note 2 to our consolidated financial statements), we borrowed $125.0 million on the available term loan. The term loan is payable in quarterly installments of 11.1% of the original principal amount of the term loan plus accrued and unpaid interest, and matures in March 2017. The interest rate on the term loan was 2.0% at December 31, 2016. The remaining balance on the term loan was $27.8 million as of December 31, 2016 and is a current liability.

     On February 7, 2014, our Board of Directors approved a stock repurchase authorization for up to two million shares of the Company’s Common Stock. In connection with this action, the board cancelled the Company’s remaining stock repurchase authorization under its previous program. During the year ended December 31, 2016, we repurchased 676,773 shares for $30.0 million, or an average of $44.31 per share on the 2014 plan.

On July 21, 2016, our Board of Directors approved a stock repurchase authorization for up to three million shares of the Company's Common Stock. In connection with this action, the board cancelled the Company's 2014 repurchase plan. During the year ended December 31, 2016, we repurchased 233,516 shares of Common Stock for $10.0 million, or $42.80 per share under the 2016 plan. When combining the stock repurchases under the 2014 and 2016 plans, we repurchased 910,289 shares of Common Stock for $40.0 million, or $43.92 per share during the year ended December 31, 2016. As of December 31, 2016, 2,766,484 shares remain that may be repurchased under the 2016 plan.

During each quarter of 2014 and 2015 and the first, second and third quarters of 2016, our Board of Directors declared a cash dividend of $0.12 per share. During the fourth quarter of 2016, our Board of Directors declared a cash dividend of $0.15 per share. We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by our Board of Directors.

We believe that our available cash, investments, expected cash generated from future operations and borrowings under the available credit facility will be sufficient to satisfy our anticipated cash needs for at least the next twelve months. However, we continue to evaluate and pursue acquisitions that can increase our penetration into a geographic area, add new customers, add new business verticals, increase freight volume and add new service offerings. Acquisitions may affect our short-term cash flow, liquidity and net income as we expend funds, potentially increase indebtedness and incur additional expenses.

Off-Balance Sheet Arrangements

At December 31, 2016, we had letters of credit outstanding from banks totaling $7.5 million required primarily by our workers’ compensation and vehicle liability insurance providers.

Contractual Obligations and Commercial Commitments

Our contractual obligations and other commercial commitments as of December 31, 2016 (in thousands) are summarized below:

Contractual Obligations	Payment Due Period (in thousands)
					2022 and
	Total	2017	2018-2019	2020-2021	Thereafter
Capital lease obligations	$1,171	$395	$716	$60	—
Equipment purchase commitments	2,122	2,122	—	—	—
Operating leases	103,923	36,106	46,769	18,058	2,990
Term loan payments	27,788	27,788	—	—	—
Total contractual cash obligations	$135,004	$66,411	$47,485	$18,118	$2,990

Not included in the above table are reserves for unrecognized tax benefits and self insurance claims of $0.8 million and $18.8 million, respectively. The equipment purchase commitments are for various trailers, vehicles and forklifts.  All of the above commitments are expected to be funded by cash on hand and cash flows from operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates principally to changes in interest rates and fuel prices. Our interest rate exposure relates principally to changes in interest rates for borrowings under our senior unsecured credit facility. The revolving credit and term loan facilities had $27.8 million outstanding at December 31, 2016 and bear interest at variable rates. However, a hypothetical increase in our credit facility borrowing rate of 150 basis points, or an increase in the total effective interest rate from 1.8% to 3.3%, would increase our annual interest expense by approximately $0.9 million and would have decreased our annual cash flow from operations by approximately $0.9 million.

Our only other debt is capital lease obligations totaling $1.1 million.  These lease obligations all bear interest at a fixed rate.  Accordingly, there is no exposure to market risk related to these capital lease obligations.

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

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2016.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-K has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.  Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2016. In making this assessment, management used the framework set forth by the Committee on Sponsoring Organizations of the Treadway

Commission in Internal Control — Integrated Framework ("2013 Framework"). Based on our assessment, we have concluded, as of December 31, 2016, that our internal control over financial reporting was effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements for the year ended December 31, 2016, has issued an attestation report on the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Forward Air Corporation,

We have audited Forward Air Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Forward Air Corporation’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, Forward Air Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2016 of Forward Air Corporation and our report dated February 22, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Nashville, Tennessee
February 22, 2017

Item 9B.    Other Information

Not applicable.

Part III

Item 10.        Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K of the Securities Act and General Instruction G(3) to Form 10-K, the following information is included in Part III of this report. The ages listed below are as of December 31, 2016.

The following are our executive officers:

Name	Age	Position
Bruce A. Campbell	65	Chairman, President and Chief Executive Officer
Michael J. Morris	48	Chief Financial Officer, Senior Vice President and Treasurer
Craig A. Drum	61	Senior Vice President, Sales
Michael L. Hance	45	Senior Vice President, Chief Legal Officer & Secretary
Matthew J. Jewell	50	President - Logistics Services
Michael P. McLean	43	Chief Accounting Officer, Vice President & Controller
Chris C. Ruble	54	President - Expedited Services

There are no family relationships between any of our executive officers. All officers hold office until the earliest to occur of their resignation or removal by the Board of Directors.

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

Michael J. Morris began serving as Chief Financial Officer, Senior Vice President and Treasurer in June 2016. From 2010 to 2015, Mr. Morris was the Senior Vice President of Finance & Treasurer at Con-way Inc. (“Con-way”) and in 2016 he transitioned to be the Senior Vice President of Finance & Treasurer at XPO Logistics Inc. (“XPO”) following XPO's acquisition of Con-way.

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

Other information required by this item with respect to our directors is incorporated herein by reference to our proxy statement for the 2017 Annual Meeting of Shareholders (the “2017 Proxy Statement”). The 2017 Proxy Statement will be filed with the SEC not later than 120 days subsequent to December 31, 2016.

Item 11.        Executive Compensation

The information required by this item is incorporated herein by reference to the 2017 Proxy Statement.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated herein by reference to the 2017 Proxy Statement.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the 2017 Proxy Statement.

Item 14.        Principle Accounting Fees and Services

The information required by this item is incorporated herein by reference to the 2017 Proxy Statement.

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

Forward Air Corporation

Date:	February 22, 2017	By:	/s/ Michael J. Morris
Michael J. Morris
Chief Financial Officer, Senior Vice President
and Treasurer (Principal Financial Officer)

		By:	/s/ Michael P. McLean
Michael P. McLean
Chief Accounting Officer, Vice President
and Controller (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Bruce A. Campbell	Chairman, President and Chief Executive	February 22, 2017
Bruce A. Campbell	Officer (Principal Executive Officer)

/s/ Michael J. Morris	Chief Financial Officer, Senior Vice President	February 22, 2017
Michael J. Morris	and Treasurer (Principal Financial Officer)

/s/ Michael P. McLean	Chief Accounting Officer, Vice President and	February 22, 2017
Michael P. McLean	Controller (Principal Accounting Officer)

/s/ C. Robert Campbell	Lead Director	February 22, 2017
C. Robert Campbell

/s/ Ronald W. Allen	Director	February 22, 2017
Ronald W. Allen

/s/ Craig Carlock	Director	February 22, 2017
Craig Carlock

/s/ C. John Langley, Jr.	Director	February 22, 2017
C. John Langley, Jr.

/s/ Tracy A. Leinbach	Director	February 22, 2017
Tracy A. Leinbach

/s/ Larry D. Leinweber	Director	February 22, 2017
Larry D. Leinweber

/s/ G. Michael Lynch	Director	February 22, 2017
G. Michael Lynch

/s/ Douglas M. Madden	Director	February 22, 2017
Douglas M. Madden

Annual Report on Form 10-K

Item 8, Item 15(a)(1) and (2), (a)(3), (b) and (c)

List of Financial Statements and Financial Statement Schedule

Financial Statements and Supplementary Data

Certain Exhibits

Financial Statement Schedule

Year Ended December 31, 2016

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Forward Air Corporation

We have audited the accompanying consolidated balance sheets of Forward Air Corporation as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2016.  Our audits also included the financial statement schedule listed in the Index at Item 15(a). These financial statements and schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Forward Air Corporation at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Forward Air Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Nashville, Tennessee
February 22, 2017

Forward Air Corporation
Consolidated Balance Sheets
(Dollars in thousands)
	December 31, 2016	December 31, 2015
Assets
Current assets:
Cash and cash equivalents	$8,511	$33,312
Accounts receivable, less allowance of $1,714 in 2016 and $2,405 in 2015	116,602	109,165
Inventories	1,306	1,310
Prepaid expenses and other current assets	9,851	10,794
Income tax receivable	—	18,876
Total current assets	136,270	173,457
Property and equipment:
Land	16,928	16,998
Buildings	65,857	66,502
Equipment	273,463	241,391
Leasehold improvements	10,694	9,228
Construction in progress	12,079	9,028
Total property and equipment	379,021	343,147
Less accumulated depreciation and amortization	178,816	155,859
Net property and equipment	200,205	187,288
Goodwill and other acquired intangibles:
Goodwill	184,675	205,609
Other acquired intangibles, net of accumulated amortization of $61,334 in 2016 and $51,212 in 2015	106,650	127,800
Total net goodwill and other acquired intangibles	291,325	333,409
Other assets	13,491	5,778
Total assets	$641,291	$699,932

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Balance Sheets (Continued)
(Dollars in thousands)
	December 31, 2016	December 31, 2015
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$18,012	$23,334
Accrued payroll and related items	11,522	10,051
Insurance and claims accruals	10,122	8,935
Payables to owner-operators	5,597	7,901
Collections on behalf of customers	349	517
Other accrued expenses	4,243	2,419
Income taxes payable	70	—
Current portion of capital lease obligations	347	331
Current portion of long-term debt	27,665	55,556
Total current liabilities	77,927	109,044
Capital lease obligations, less current portion	725	1,074
Long-term debt, less current portion	—	27,543
Other long-term liabilities	21,699	12,340
Deferred income taxes	41,871	39,876
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, $0.01 par value: Authorized shares - 5,000,000; no shares issued	—	—
Common stock, $0.01 par value: Authorized shares - 50,000,000; issued and outstanding shares - 30,090,335 in 2016 and 30,543,864 in 2015	301	305
Additional paid-in capital	179,512	160,855
Retained earnings	319,256	348,895
Total shareholders’ equity	499,069	510,055
Total liabilities and shareholders’ equity	$641,291	$699,932

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Statements of Comprehensive Income
(In thousands, except per share data)

	Year ended
	December 31, 2016	December 31, 2015	December 31, 2014
Operating revenue	$982,530	$959,125	$780,959

Operating expenses:
Purchased transportation	413,355	408,769	334,576
Salaries, wages and employee benefits	242,002	240,604	182,105
Operating leases	60,492	66,272	33,994
Depreciation and amortization	38,210	37,157	31,133
Insurance and claims	25,392	21,483	15,736
Fuel expense	13,233	15,903	20,148
Other operating expenses	87,425	87,165	66,861
Impairment of goodwill and other intangible assets	42,442	—	—
Total operating expenses	922,551	877,353	684,553
Income from operations	59,979	81,772	96,406

Other income (expense):
Interest expense	(1,597)	(2,047)	(610)
Other, net	4	(58)	289
Total other expense	(1,593)	(2,105)	(321)
Income before income taxes	58,386	79,667	96,085
Income taxes	30,716	24,092	34,916
Net income and comprehensive income	$27,670	$55,575	$61,169

Net income per share:
Basic	$0.91	$1.80	$1.99
Diluted	$0.90	$1.78	$1.96

Dividends per share:	$0.51	$0.48	$0.48

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Statements of Shareholders' Equity
(In thousands, except per share data)
	Common Stock			Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2013	30,522	305		107,726	327,834	435,865
Net income and comprehensive income for 2014	—	—		—	61,169	61,169
Exercise of stock options	469	5		13,230	—	13,235
Common stock issued under employee stock purchase plan	9	—		354	—	354
Share-based compensation	—	—		6,681	—	6,681
Dividends ($0.48 per share)	—	—		9	(14,804)	(14,795)
Cash settlement of share-based awards for minimum tax withholdings	(25)	—		—	(1,083)	(1,083)
Share repurchases	(882)	(9)		—	(39,963)	(39,972)
Vesting of previously non-vested shares	162	2		(2)	—	—
Income tax benefit from stock options exercised	—	—		2,109	—	2,109
Balance at December 31, 2014	30,255	303		130,107	333,153	463,563
Net income and comprehensive income for 2015	—	—		—	55,575	55,575
Exercise of stock options	605	6		17,394	(3,087)	14,313
Common stock issued under employee stock purchase plan	11	—		449	—	449
Share-based compensation	—	—		7,486	—	7,486
Dividends ($0.48 per share)	—	—		7	(14,828)	(14,821)
Cash settlement of share-based awards for minimum tax withholdings	(38)	—		—	(1,931)	(1,931)
Share repurchases	(423)	(5)		—	(19,987)	(19,992)
Vesting of previously non-vested shares	134	1		(1)	—	—
Income tax benefit from stock options exercised	—	—		5,413	—	5,413
Balance at December 31, 2015	30,544	305		160,855	348,895	510,055
Net income and comprehensive income for 2016	—	—		—	27,670	27,670
Exercise of stock options	346	3		8,145	—	8,148
Common stock issued under employee stock purchase plan	11	—		442	—	442
Share-based compensation	—	—		8,334	—	8,334
Dividends ($0.51 per share)	—	—		6	(15,535)	(15,529)
Cash settlement of share-based awards for minimum tax withholdings	(42)	—	—	—	(1,800)	(1,800)
Share repurchases	(910)	(9)		—	(39,974)	(39,983)
Vesting of previously non-vested shares	141	2		(2)	—	—
Income tax benefit from stock options exercised	—	—		1,732	—	1,732
Balance at December 31, 2016	30,090	$301		$179,512	$319,256	$499,069

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Statements of Cash Flows
(In thousands)
	Year ended
	December 31, 2016	December 31, 2015	December 31, 2014
Operating activities:
Net income	$27,670	$55,575	$61,169
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	38,210	37,157	31,133
Impairment of goodwill, intangible and other assets	42,442	—	—
Share-based compensation	8,334	7,486	6,681
Loss (gain) on disposal of property and equipment	291	(181)	(383)
Provision for loss on receivables	258	33	241
Provision for revenue adjustments	2,020	4,793	2,465
Deferred income taxes	3,525	14,531	(3,021)
Tax benefit for stock options exercised	(1,732)	(5,413)	(2,109)
Changes in operating assets and liabilities, net of acquisition of business
Accounts receivable	(9,715)	5,403	(12,193)
Prepaid expenses and other assets	283	(1,378)	(280)
Accounts payable and accrued expenses	(1,413)	(17,513)	(199)
Income taxes	20,177	(14,771)	8,156
Net cash provided by operating activities	130,350	85,722	91,660

Investing activities:
Proceeds from disposal of property and equipment	1,929	1,720	1,947
Purchases of property and equipment	(42,186)	(40,495)	(39,487)
Acquisition of business, net of cash acquired	(11,800)	(61,878)	(90,172)
Other	(336)	(265)	2
Net cash used in investing activities	(52,393)	(100,918)	(127,710)

Financing activities:
Proceeds from term loan	—	125,000	—
Payments of debt and capital lease obligations	(55,768)	(101,352)	(9,736)
Proceeds from exercise of stock options	8,148	14,313	13,235
Payments of cash dividends	(15,529)	(14,821)	(14,795)
Purchase of common stock under repurchase program	(39,983)	(19,992)	(39,972)
Common stock issued under employee stock purchase plan	442	449	354
Cash settlement of share-based awards for minimum tax withholdings	(1,800)	(1,931)	(1,083)
Tax benefit for stock options exercised	1,732	5,413	2,109
Net cash (used in) provided by financing activities	(102,758)	7,079	(49,888)
Net decrease in cash	(24,801)	(8,117)	(85,938)
Cash at beginning of year	33,312	41,429	127,367
Cash at end of year	$8,511	$33,312	$41,429

The accompanying notes are an integral part of the consolidated financial statements

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2016
(In thousands, except share and per share data)

1.        Accounting Policies

Basis of Presentation and Principles of Consolidation

Forward Air Corporation's (“the Company”, “We”, “Our”) services can be classified into four principal reportable segments: Expedited LTL, Truckload Premium Services (“TLS”), Intermodal and Pool Distribution ("Pool") (See note 10).

Through the Expedited LTL segment, we operate a comprehensive national network to provide expedited regional, inter-regional and national less-than-truckload ("LTL") services. Expedited LTL offers customers local pick-up and delivery and other services including shipment consolidation and deconsolidation, warehousing, customs brokerage and other handling.

Through our TLS segment, we provide expedited truckload brokerage, dedicated fleet services, as well as high security and temperature-controlled logistics services in the United States and Canada.

Our Intermodal segment provides first- and last-mile high value intermodal container drayage services both to and from seaports and railheads. Intermodal also offers dedicated contract and CFS warehouse and handling services. Today, Intermodal operates primarily in the Midwest, with a smaller operational presence in the Southwest and Southeast.

In our Pool Distribution segment, we provide high-frequency handling and distribution of time sensitive product to numerous destinations within a specific geographic region. We offer this service throughout the Mid-Atlantic, Southeast, Midwest and Southwest United States.

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

Allowance for Doubtful Accounts

The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances in which the Company is aware of a specific customer’s inability to meet its financial obligations to the Company (for example, bankruptcy filings, accounts turned over for collection or litigation), the Company records a specific reserve for these bad debts against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes reserves for these bad debts based on the length of time the receivables are past due. Specifically, amounts that are 90 days or more past due are reserved at 50.0% for Expedited LTL, 10.0% for Intermodal, 25.0% for Pool and up to 50.0% for TLS. If circumstances change (i.e., the Company experiences higher than expected defaults or an unexpected material adverse change in a customer’s ability to meet its financial obligations to the Company), the estimates of the recoverability of amounts due to the Company could be changed by a material amount. Accounts are written off after all means of collection, including legal action, have been exhausted.

Allowance for Revenue Adjustments

The Company’s allowance for revenue adjustments consists of amounts reserved for billing rate changes that are not captured upon load initiation. These adjustments generally arise: (1) when the sales department contemporaneously grants small rate changes (“spot quotes”) to customers that differ from the standard rates in the system; (2) when freight requires dimensionalization or is reweighed resulting in a different required rate; (3) when billing errors occur; and (4) when data entry errors occur. When appropriate, permanent rate changes are initiated and reflected in the system. The Company monitors the manual revenue adjustments closely through the employment of various controls that are in place to ensure that revenue recognition is not compromised and that fraud does not occur. During 2016, average revenue adjustments per month were approximately $168

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016
(In thousands, except share and per share data)

on average revenue per month of approximately $81,878 (0.2% of monthly revenue). In order to estimate the allowance for revenue adjustments related to ending accounts receivable, the Company prepares an analysis that considers average monthly revenue adjustments and the average lag for identifying and quantifying these revenue adjustments. Based on this analysis, the Company establishes an allowance covering approximately 35-65 days (dependent upon experience in the last twelve months) of average revenue adjustments, adjusted for rebates and billing errors. The lag is periodically adjusted based on actual historical experience. Additionally, the average amount of revenue adjustments per month can vary in relation to the level of sales or based on other factors (such as personnel issues that could result in excessive manual errors or in excessive spot quotes being granted). Both of these significant assumptions are continually evaluated for appropriateness.

Self-Insurance Loss Reserves

Given the nature of the Company’s operating environment, the Company is subject to vehicle and general liability, workers’ compensation and employee health insurance claims. To mitigate a portion of these risks, the Company maintains insurance for individual vehicle and general liability claims exceeding $750 and workers’ compensation claims and employee health insurance claims exceeding $250, except in Ohio, where for workers’ compensation we are a qualified self-insured entity with a $500 self-insured retention. The amount of self-insurance loss reserves and loss adjustment expenses is determined based on an estimation process that uses information obtained from both company-specific and industry data, as well as general economic information. The estimation process for self-insurance loss exposure requires management to continuously monitor and evaluate the life cycle of claims. Using data obtained from this monitoring and the Company’s assumptions about the emerging trends, management develops information about the size of ultimate claims based on its historical experience and other available market information. The most significant assumptions used in the estimation process include determining the trend in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. The Company utilizes a semi-annual actuarial analyses to evaluate open claims and estimate the ongoing development exposure.

As of December 31, 2016, we have recognized an insurance proceeds receivable and claims payable of $6,711 for open vehicle and workers’ compensation claims in excess of our stop-loss limits.
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
December 31, 2016
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

Depreciation expense for each of the three years ended December 31, 2016, 2015 and 2014 was $28,088, $26,252 and $22,616 respectively.

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is recognized on assets classified as held and used when the sum of undiscounted estimated cash flows expected to result from the use of the asset is less than the carrying value. If such measurement indicates a possible impairment, the estimated fair value of the asset is compared to its net book value to measure the impairment charge, if any. When the criteria have been met for long-lived assets to be classified as held for sale, the assets are recorded at the lower of carrying value or fair market value (less selling costs). See additional discussion in Note 2, Acquisition, Goodwill and Other Long-Lived Assets.

Operating Leases

Certain operating leases include rent increases during the initial lease term. For these leases, the Company recognizes the related rental expenses on a straight-line basis over the term of the lease, which includes any rent holiday period, and records the difference between the amounts charged to operations and amount paid as rent as a rent liability. Reserves for idle facilities are initially measured at the fair value of the portion of the lease payments associated with the vacated facilities, reduced by estimated sublease rentals. See additional discussion in Note 2, Acquisition, Goodwill and Other Long-Lived Assets.

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

Software Development

Costs related to software developed or acquired for internal use are expensed or capitalized based on the applicable stage of software development and any capitalized costs are amortized over their estimated useful life.  The Company typically uses a five-year straight line amortization for the capitalized amounts of software development costs.  At December 31, 2016 and 2015 the Company had $16,268 and $14,866, respectively, of capitalized software development costs included in property and equipment.  Accumulated amortization on these assets was $10,716 and $10,584 at December 31, 2016 and 2015, respectively.  Included in depreciation expense is amortization of capitalized software development costs.  Amortization of capitalized software development for the years ended December 31, 2016, 2015 and 2014 was $1,658, $1,526 and $1,464 respectively.  As of December 31, 2016 the estimated amortization expense for the next five years of capitalized software development costs is as follows:

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016
(In thousands, except share and per share data)

2017	$1,719
2018	1,400
2019	1,142
2020	849
2021	368
Total	$5,478

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

Net Income Per Share

The Company calculates net income per share in accordance with the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, Earnings per Share (the “ASC 260”).  Under the FASB Codification 260, basic net income per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. The Company's non-vested shares contain non-forfeitable rights to dividends and are therefore considered participating securities for purposes of computing net income per share pursuant to the two-class method. Net income allocated to participating securities was $212 and $369 in 2016 and 2015, respectively. Net losses are not allocated to participating securities in periods in which the Company incurs a net loss. Diluted net income per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding after considering the additional dilution from any dilutive non-participating securities. The Company's non-participating securities include options and performance shares.

Share-Based Payments

The Company’s general practice has been to make a single annual grant of share-based compensation to key employees and to make other grants only in connection with new employment or promotions.  In addition, the Company makes annual grants to non-employee directors in conjunction with their annual election to our Board of Directors or at the time of their appointment to the Board of Directors.  For employees, the Company has granted stock options, non-vested shares and performance shares.  For non-employee directors, the Company has generally issued non-vested shares.

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

	December 31, 2016	December 31, 2015	December 31, 2014
Expected dividend yield	1.0%	1.0%	1.2%
Expected stock price volatility	28.9%	33.3%	38.5%
Weighted average risk-free interest rate	1.3%	1.6%	1.6%
Expected life of options (years)	5.8	5.9	5.3

The fair value of non-vested shares issued were estimated using the closing market prices for the business day of the grant. The share-based compensation for the non-vested shares is recognized, net of estimated forfeitures, ratably over the requisite

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016
(In thousands, except share and per share data)

service period or vesting period. Forfeitures are estimated based on historical experience, and are adjusted for future changes in forfeiture experience.

The fair value of the performance shares was estimated using a Monte Carlo simulation. The share-based compensation for performance shares are recognized, net of estimated forfeitures, ratably over the requisite service period, or vesting period. The following table contains the weighted-average assumptions used to estimate the fair value of performance shares granted.  These assumptions are subjective and changes in these assumptions can materially affect the fair value estimate.

		Year ended
	December 31, 2016	December 31, 2015	December 31, 2014
Expected stock price volatility	22.3%	23.5%	32.5%
Weighted average risk-free interest rate	0.8%	1.0%	0.7%

Under the 2005 Employee Stock Purchase Plan (the “ESPP”), the Company is authorized to issue shares of Common Stock to eligible employees. These shares may be issued at a price equal to 90% of the lesser of the market value on the first day or the last day of each six-month purchase period. Common Stock purchases are paid for through periodic payroll deductions and/or up to two large lump sum contributions.  The Company recognize share-based compensation on the date of purchase based on the difference between the purchase date fair market value and the employee purchase price.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued guidance that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital ("APIC") pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. The guidance is effective in 2017 with early adoption permitted. We plan to adopt this guidance in January 2017 and while the elimination of APIC pools will result in increased volatility of our effective tax rate, the overall impact is expected to be minimal.

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

In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017. The guidance permits the use of either a full retrospective or modified retrospective adoption approach with a cumulative effect adjustment recorded in either scenario as necessary upon transition. Based on a review of our customer shipping arrangements, we currently believe the implementation of this standard will change our revenue recognition policy from recognizing revenue upon shipment completion to recognizing revenue over time based on the progress toward completion of shipments in transit as of each period end. While the timing of revenue recognition will be accelerated, due to the short duration of our transit times the anticipated impact on our consolidated financial position, revenue, results from operations and related disclosures is expected to be minor. At this time we have not determined our transition method.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016
(In thousands, except share and per share data)

2.        Acquisitions, Goodwill and Other Long-Lived Assets

Acquisition of Towne

On March 9, 2015, the Company acquired CLP Towne Inc. (“Towne”) pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) resulting in Towne becoming an indirect, wholly-owned subsidiary of the Company. For the acquisition of Towne, the Company paid $61,878 in net cash and assumed $59,544 in debt and capital leases. With the exception of assumed capital leases, the assumed debt was immediately paid in full after funding of the acquisition. Of the total aggregate cash consideration paid, $16,500 was placed into an escrow account, with $2,000 of such amount being available to settle any shortfall in Towne’s net working capital and with $14,500 of such amount being available for a period of time to settle certain possible claims against Towne’s common stockholders for indemnification. To the extent the escrow fund is insufficient, certain equity holders have agreed to indemnify Forward Air, subject to certain limitations set forth in the Merger Agreement, as a result of inaccuracies in or breaches of certain of Towne’s representations, warranties, covenants and agreements and other matters. Forward Air financed the Merger Agreement with a $125,000 2 year term loan available under the senior credit facility discussed in note 3.

Towne was a full-service trucking provider offering time-sensitive less-than-truckload shipping, full truckload service, an extensive cartage network, container freight stations and dedicated trucking. Towne’s LTL network provided scheduled deliveries to 61 service points. A fleet of approximately 525 independent contractor tractors provided the line-haul between those service points. The acquisition of Towne provided the Expedited LTL segment with opportunities to expand its service points and service offerings, such as pick up and delivery services. Additional benefits of the acquisition included increased linehaul network shipping density and a significant increase to our owner operator fleet, both of which are key to the profitability of Expedited LTL.

Towne had 2014 revenue of approximately $230,000. The assets, liabilities, and operating results of Towne have been included in the Company's consolidated financial statements from the date of acquisition and have been included in the Expedited LTL reportable segment. As the operations of Towne were fully integrated into the existing Expedited LTL network and operations, the Company is not able to provide the revenue and operating results of Towne which are included in the consolidated revenue and results since the date of acquisition.

Effective with the acquisition of Towne, the Company immediately entered into a restructuring plan to remove duplicate costs, primarily in the form of, but not limited to salaries, wages and benefits and facility leases. As a result of these plans, during the year ended December 31, 2015, the Company recognized expense of $2,624 and $11,722 for severance obligations and reserves for idle facilities, respectively. The expenses associated with the severance obligations and idle facilities were recognized in the salaries, wages and benefits and operating lease line items, respectively. The Company also incurred expense of $9,197 for various other integration and transaction related costs which are largely included in other operating expenses.

During 2015, the Company vacated certain duplicate facilities under long-term non-cancelable leases and recorded contract termination costs. The following is a summary of the vacated facility reserve:

Balance at December 31, 2015	$6,731
Reserves for vacated facilities	990
Payments	(4,058)
Balance at December 31, 2016	$3,663

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

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016
(In thousands, except share and per share data)

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

For the acquisition of CST, the Company incurred total transaction costs related to the acquisitions of approximately $900, which were expensed during the year ended December 31, 2014. These transaction costs were primarily included in "Other operating expenses" in the consolidated statements of comprehensive income.

The assets, liabilities, and operating results of CST have been included in the Company's consolidated financial statements from the date of acquisition and are included in the Intermodal reportable segment. The results of CST operations are reflected in the Company's consolidated statements of comprehensive income for the year ended December 31, 2014 from the dates of acquisition are as follows (in thousands, except per share data):

Dates of Acquisition to December 31, 2014
Intermodal revenue	$72,314
Operating income	7,525
Net income	4,586
Net income per share
Basic	$0.15
Diluted	$0.15

As part of our strategy to scale Intermodal operations, we have executed several smaller acquisitions in the Intermodal market. In September 2014, we acquired certain assets of Recob Great Lakes Express, Inc. ("RGL") for $1,350 and in November 2014, acquired Multi-Modal Trucking, Inc. and Multi-Modal Services, Inc. (together referred to as "MMT") for approximately $5,825 in cash and $1,000 in available earn out. The earn out was fully settled in 2016. In January 2016, the Company also acquired certain assets of Ace Cargo, LLC ("Ace") for $1,700, and in August 2016, we acquired certain assets of Triumph Transport, Inc. and Triumph Repair Service, Inc. (together referred to as “Triumph”) for $10,100 and a potential earnout of $1,250. These acquisitions provided an opportunity for our Intermodal operations to expand into additional Midwest markets. The assets, liabilities, and operating results of these collective acquisitions have been included in the Company's consolidated financial statements from their dates of acquisition and have been included in the Intermodal reportable segment.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016
(In thousands, except share and per share data)

Allocations of Purchase Prices

The following table presents the allocations of the previously discussed purchase prices to the assets acquired and liabilities assumed based on their estimated fair values and resulting residual goodwill (in thousands):

	Towne	CST	Ace & Triumph	RGL & MMT
	March 9, 2015	February 2, 2014	January & August 2016	September & November 2014
Tangible assets:
Accounts receivable	$24,068	$9,339	$—	$—
Prepaid expenses and other current assets	2,916	101	—	—
Property and equipment	2,095	2,132	1,294	287
Other assets	614	35	—	—
Deferred income taxes	—	—	—	—
Total tangible assets	29,693	11,607	1,294	287
Intangible assets:
Non-compete agreements	—	930	139	92
Trade name	—	500	—	—
Customer relationships	66,000	36,000	5,335	3,590
Goodwill	59,666	51,710	6,282	4,206
Total intangible assets	125,666	89,140	11,756	7,888
Total assets acquired	155,359	100,747	13,050	8,175

Liabilities assumed:
Current liabilities	28,920	6,535	—	1,000
Other liabilities	3,886	—	1,250	—
Debt and capital lease obligations	59,544	11,215	—	—
Deferred income taxes	1,131	—	—	—
Total liabilities assumed	93,481	17,750	1,250	1,000
Net assets acquired	$61,878	$82,997	$11,800	7,175

The acquired definite-live intangible assets have the following useful lives:

Useful Lives
	Towne	CST	Ace & Triumph	RGL & MMT
Customer relationships	20 years	15 years	15 years	15 years
Non-competes	-	5 years	5 years	5 years
Trade names	-	2 years	-	-

The fair value of the non-compete agreements and customer relationships assets were estimated using an income approach (level 3). Under this method, an intangible asset's fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To estimate fair value, the Company used cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset. The Company believed the level and timing of cash flows appropriately reflected market participant assumptions. The fair value of the acquired trade names were estimated using an income approach, specifically known as the relief from royalty method. The relief from

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016
(In thousands, except share and per share data)

royalty method is based on a hypothetical royalty stream that would be paid if the Company did not own the applicable names and had to license the trade name. The Company derived the hypothetical royalty income from the projected revenues of CST. Cash flows were assumed to extend through the remaining economic useful life of each class of intangible asset.

The following unaudited pro forma information presents a summary of the Company's consolidated results of operations as if the Towne and CST acquisition occurred as of January 1, 2014 (in thousands, except per share data).

	Year ended
	December 31, 2016	December 31, 2015	December 31, 2014
Operating revenue	$982,530	$993,352	$1,017,005
Income from operations	59,979	79,465	89,650
Net income	27,670	53,096	56,092
Net income per share
Basic	$0.91	$1.72	$1.82
Diluted	$0.90	$1.70	$1.79

Goodwill

The Company conducted its annual impairment assessments and tests of goodwill for each reporting unit as of June 30, 2016.  The first step of the goodwill impairment test is the Company's assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the reporting unit's carrying amount, including goodwill. When performing the qualitative assessment, the Company considers the impact of factors including, but not limited to, macroeconomic and industry conditions, overall financial performance of each reporting unit, litigation and new legislation. If based on the qualitative assessments, the Company believes it more likely than not that the fair value of a reporting unit is less than the reporting unit's carrying amount, or periodically as deemed appropriate by management, the Company will prepare an estimation of the respective reporting unit's fair value utilizing a quantitative approach.  If a quantitative fair value estimation is required, the Company estimates the fair value of the applicable reportable units, using a combination of discounted projected cash flows and market valuations for comparable companies as of the valuation date.  The Company's inputs into the fair value estimates for goodwill are classified within level 3 of the fair value hierarchy as defined in the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“the FASB Codification”). If the estimation of fair value indicates the impairment potentially exists, the Company will then measure the amount of the impairment, if any.  Goodwill impairment exists when the estimated implied fair value of goodwill is less than its carrying value.  Changes in strategy or market conditions could significantly impact these fair value estimates and require adjustments to recorded asset balances.

Our 2016 assessments and calculations for Expedited LTL, Intermodal and Pool Distribution indicated that, as of June 30, 2016, the fair value of each reporting unit exceeded the carrying value. However, due to the financial performance of the Total Quality, Inc. ("TQI") reporting unit falling notably short of previous projections, declining revenue from significant customers and strategic initiatives not having the required impact on financial results, the estimate of TQI's fair value no longer exceeded the respective carrying value. As a result, the Company recorded a goodwill impairment charge of $25,686 for the TQI reporting unit during the year ended December 31, 2016.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016
(In thousands, except share and per share data)

The following is a summary of the changes in goodwill for the year ended December 31, 2016. Approximately $105,531 of goodwill is deductible for tax purposes.

	Expedited LTL		Truckload Premium		Pool Distribution		Intermodal		Total
		Accumulated		Accumulated		Accumulated		Accumulated
	Goodwill	Impairment	Goodwill	Impairment	Goodwill	Impairment	Goodwill	Impairment	Net
Beginning balance, December 31, 2015	$99,123	$—	$45,164	$—	$12,359	$(6,953)	$55,916	$—	$205,609
Ace & Triumph acquisitions	—	—	—	—	—	—	6,282	—	6,282
TQI Impairment	—	—	—	(25,686)	—	—	—	—	(25,686)
Adjustment of Towne acquisition	(1,530)	—	—	—	—	—	—	—	(1,530)
Ending balance, December 31, 2016	$97,593	$—	$45,164	$(25,686)	$12,359	$(6,953)	$62,198	$—	$184,675

Other Acquired Intangibles

Through acquisitions, the Company acquired customer relationships, non-compete agreements and trade names having weighted-average useful lives of 16.0, 5.3 and 4.0 years, respectively.  Amortization expense on acquired customer relationships, non-compete agreements and trade names for each of the years ended December 31, 2016, 2015 and 2014 was $10,122, $10,905 and $8,517, respectively.

As of December 31, 2016, definite-lived intangible assets are comprised of the following:

	Acquired Intangibles	Accumulated Amortization	Accumulated Impairment	Net Acquired Intangibles
Customer relationships	$179,575	$57,390	$16,501	$105,684
Non-compete agreements	3,410	2,677	—	733
Trade name	1,500	1,267	—	233
Total	$184,485	$61,334	$16,501	$106,650

The estimated amortization expense for the next five years on definite-lived intangible assets as of December 31, 2016 is as follows:

	2017	2018	2019	2020	2021
Customer relationships	$8,995	$7,490	$7,410	$7,410	$7,267
Non-compete agreements	244	232	58	28	15
Trade name	200	33	—	—	—
Total	$9,439	$7,755	$7,468	$7,438	$7,282

Additionally, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Impairment is recognized on assets classified as held and used when the sum of undiscounted estimated cash flows expected to result from the use of the asset is less than the carrying value. If such measurement indicates a possible impairment, the estimated fair value of the asset is compared to its net book value to measure the impairment charge, if any. In conjunction with the TQI goodwill impairment assessment the Company determined there were indicators that TQI's customer relationship and non-compete intangible assets were impaired, as the undiscounted cash flows associated with the applicable assets no longer exceeded the related assets' net book values. The Company estimated the current market values of the customer relationship and non-compete assets using an income approach (level 3). Under this method, an intangible asset's fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016
(In thousands, except share and per share data)

to the intangible asset over its remaining useful life. To estimate fair value, the Company used cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset. The Company believed the level and timing of cash flows appropriately reflected market participant assumptions. As a result of these estimates the Company recorded an impairment charge of $16,501 related to TQI customer relationships.

In addition, during the year ended December 31, 2016, the Company discontinued use of an owned maintenance facility and began efforts to sell the property. In conjunction with these actions, the Company incurred a $255 impairment charge that was estimated using current offers received to sell the property less estimated selling costs.

3.        Debt and Capital Lease Obligations

Credit Facilities

On February 4, 2015, the Company entered into a five-year senior, unsecured credit facility (the “Facility”) with a maximum aggregate principal amount of $275,000, including a revolving credit facility of $150,000 and a term loan facility of $125,000. The revolving credit facility has a sublimit of $25,000 for letters of credit and a sublimit of $15,000 for swing line loans. The revolving credit facility is scheduled to expire in February 2020 and may be used to refinance existing indebtedness of the Company and for working capital, capital expenditures and other general corporate purposes. Unless the Company elects otherwise under the credit agreement, interest on borrowings under the Facility are based on the highest of (a) the federal funds rate plus 0.5%, (b) the administrative agent's prime rate and (c) the LIBOR Rate plus 1.0%, in each case plus a margin that can range from 0.1% to 0.6% with respect to the term loan facility and from 0.3% to 0.8% with respect to the revolving credit facility depending on the Company’s ratio of consolidated funded indebtedness to earnings as set forth in the credit agreement. The Facility contains financial covenants and other covenants that, among other things, restrict the ability of the Company, without the approval of the lenders, to engage in certain mergers, consolidations, asset sales, investments, transactions or to incur liens or indebtedness, as set forth in the credit agreement. As of December 31, 2016, the Company had no borrowings outstanding under the revolving credit facility. At December 31, 2016, the Company had utilized $7,514 of availability for outstanding letters of credit and had $142,486 of available borrowing capacity outstanding under the revolving credit facility.

In conjunction with the acquisition of Towne (see note 2), the Company borrowed $125,000 on the available term loan. The term loan is payable in quarterly installments of 11.1% of the original principal amount of the term loan plus accrued and unpaid interest, and matures in March 2017. The interest rate on the term loan was 2.0% at December 31, 2016. The remaining balance on the term loan was $27,788 as of December 31, 2016 and will be paid in March 2017.

Capital Leases

Primarily through acquisitions, the Company assumed several equipment leases that met the criteria for classification as a capital lease.  The leased equipment is being amortized over the shorter of the lease term or useful life.

Property and equipment include the following amounts for assets under capital leases:

	December 31, 2016	December 31, 2015
Equipment	$635	$635
Accumulated amortization	(307)	(105)
	$328	$530

Amortization of assets under capital leases is included in depreciation and amortization expense.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016
(In thousands, except share and per share data)

Future minimum payments, by year and in the aggregate, under non-cancelable capital leases with initial or remaining terms of one year or more consist of the following at December 31, 2016:

2017	$395
2018	391
2019	325
2020	60
2021	—
Thereafter	—
Total	1,171
Less amounts representing interest	99
Present value of net minimum lease payments (including current portion of $347)	$1,072

Interest Payments

Interest payments during 2016, 2015 and 2014 were $1,770, $2,017 and $495, respectively.  No interest was capitalized during the years ended December 31, 2016, 2015 and 2014.

4.        Shareholders' Equity, Stock Options and Net Income per Share

Preferred Stock

There are 5,000,000 shares of preferred stock with a par value of $0.01 authorized, but no shares have been issued to date.

Cash Dividends

During the fourth quarter of 2016, the Company’s Board of Directors declared a cash dividend of $0.15 per share of Common Stock. During the first, second and third quarters of 2016 and each quarter of 2015 and 2014, the Company's Board of Directors declared a cash dividend of $0.12 per share of Common Stock. On February 7, 2017, the Company’s Board of Directors declared a $0.15 per share dividend that will be paid in the first quarter of 2017. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

Repurchase of Common Stock
On February 7, 2014, our Board of Directors approved a stock repurchase authorization for up to 2,000,000 shares of the Company’s Common Stock. During the years ended December 31, 2016, 2015 and 2014, we repurchased 676,773 shares of common stock for $29,986, or $44.31 per share, 422,404 shares of common stock for $19,992, or $47.33 per share and 881,979 shares of common stock for $39,972, or $45.32 per share, respectively.

On July 21, 2016, our Board of Directors canceled the Company's 2014 repurchase plan and approved a stock repurchase plan that authorized the repurchase of up to 3,000,000 shares of the Company's Common Stock. Under the 2016 repurchase plan, during the year ended December 31, 2016, we repurchased 233,516 shares of Common Stock for $9,997, or $42.80 per share. As of December 31, 2016, 2,766,484 shares remain that may be repurchased.

Share-Based Compensation

The Company had previously reserved for issuance 4,500,000 common shares under the 1999 Stock Option and Incentive Plan (the “1999 Plan”). In May 2008, with the approval of shareholders, the Company amended and restated the 1999 Stock Option and Incentive Plan (the “1999 Amended Plan”) to reserve for issuance an additional 3,000,000 common shares, increasing the total number of reserved common shares under the 1999 Amended Plan to 7,500,000. Options issued under these plans have seven to ten-year terms and vested over a one to five year period.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016
(In thousands, except share and per share data)

In May 2016, with the approval of shareholders, the Company adopted the 2016 Omnibus Incentive Compensation Plan (the “Omnibus Plan”) to reserve for issuance 2,000,000 common shares. With the adoption of the Omnibus Plan, no further awards will be issued under the 1999 Amended Plan. As of December 31, 2016, there were approximately 1,976,119 shares remaining available for grant under the Omnibus Plan.

Employee Activity - Options

The following tables summarize the Company’s employee stock option activity and related information for the years ended December 31, 2016, 2015 and 2014:

	2016		2015		2014
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
	(000)	Price	(000)	Price	(000)	Price

Outstanding at beginning of year	786	$32	1,363	$28	1,732	$27
Granted	137	44	96	50	106	43
Exercised	(346)	24	(659)	26	(450)	28
Forfeited	(13)	35	(14)	29	(25)	37
Outstanding at end of year	564	$41	786	$32	1,363	$28
Exercisable at end of year	331	$37	586	$28	1,160	$26
Weighted-average fair value of options granted during the year	$12		$15		$14
Aggregate intrinsic value for options exercised	$7,803		$16,191		$7,259
Average aggregate intrinsic value for options outstanding	$2,305
Average aggregate intrinsic value for exercisable options	$2,516

					Outstanding		Exercisable
				Weighted-	Weighted-		Weighted-
Range of			Number	Average	Average	Number	Average
Exercise			Outstanding	Remaining	Exercise	Exercisable	Exercise
Price			(000)	Contractual Life	Price	(000)	Price
$22.47	-	22.47	14	0.1	$22.47	14	$22.47
28.61	-	28.61	76	1.1	28.61	76	28.61
36.55	-	37.14	138	2.6	36.87	138	36.87
41.32	-	43.67	210	5.3	43.15	56	42.48
44.49	-	48.32	40	5.2	45.93	18	45.20
50.71	-	52.03	86	5.1	50.79	29	50.79
$22.47	-	52.03	564	3.9	$40.52	331	$37.00

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016
(In thousands, except share and per share data)

	Year ended
	December 31, 2016	December 31, 2015	December 31, 2014
Shared-based compensation for options	$1,473	$1,386	$1,302
Tax benefit for option compensation	$546	$542	$497
Unrecognized compensation cost for options, net of estimated forfeitures	$1,784
Weighted average period over which unrecognized compensation will be recognized (years)	1.8

Employee Activity – Non-vested shares

Non-vested share grants to employees vest ratably over a three-year period. The following tables summarize the Company's employee non-vested share activity and related information:

	Year ended
	2016		2015		2014
		Weighted-		Weighted-		Weighted-
	Non-vested	Average	Non-vested	Average	Non-vested	Average
	Shares	Grant Date	Shares	Grant Date	Shares	Grant Date
	(000)	Fair Value	(000)	Fair Value	(000)	Fair Value

Outstanding and non-vested at beginning of year	191	$46	190	$40	186	$35
Granted	134	44	100	51	99	42
Vested	(94)	44	(93)	39	(94)	43
Forfeited	(9)	45	(6)	45	(1)	37
Outstanding and non-vested at end of year	222	$45	191	$46	190	$40
Aggregate grant date fair value	$10,108		$8,773		$7,585
Total fair value of shares vested during the year	$4,064		$4,694		$4,008

	Year ended
	December 31, 2016	December 31, 2015	December 31, 2014
Shared-based compensation for non-vested shares	$4,614	$4,070	$3,626
Tax benefit for non-vested share compensation	$1,712	$1,591	$1,385
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$5,900
Weighted average period over which unrecognized compensation will be recognized (years)	1.8

Employee Activity – Performance shares

In 2016, 2015 and 2014, the Company granted performance shares to key employees. Under the terms of the performance share agreements, on the third anniversary of the grant date, the Company will issue to the employees a calculated number of common stock shares based on the three year performance of the Company's total shareholder return as compared to the total

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016
(In thousands, except share and per share data)

shareholder return of a selected peer group. No shares may be issued if the Company total shareholder return outperforms 30% or less of the peer group, but the number of shares issued may be doubled if the Company total shareholder return performs better than 90% of the peer group.

The following tables summarize the Company's employee performance share activity, assuming median share awards, and related information:

	Year ended
	2016		2015		2014
		Weighted-		Weighted-		Weighted-
	Non-vested	Average	Non-vested	Average	Non-vested	Average
	Shares	Grant Date	Shares	Grant Date	Shares	Grant Date
	(000)	Fair Value	(000)	Fair Value	(000)	Fair Value

Outstanding and non-vested at beginning of year	77	$52	74	$44	88	$37
Granted	29	49	27	67	23	48
Additional shares awarded based on performance	7	40	—	—	19	30
Vested	(33)	40	(24)	45	(56)	30
Forfeited	—	—	—	—	—	—
Outstanding and non-vested at end of year	80	$55	77	$52	74	$44
Aggregate grant date fair value	$4,373		$4,016		$3,279

	Year ended
	December 31, 2016	December 31, 2015	December 31, 2014
Shared-based compensation for performance shares	$1,447	$1,308	$1,098
Tax benefit for performance share compensation	$537	$512	$419
Unrecognized compensation cost for performance shares, net of estimated forfeitures	$1,709
Weighted average period over which unrecognized compensation will be recognized (years)	1.7

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016
(In thousands, except share and per share data)

Employee Activity – Employee Stock Purchase Plan

Under the ESPP, at December 31, 2016, the Company is authorized to issue up to a remaining 381,813 shares of Common Stock to employees of the Company. For the years ended December 31, 2016, 2015 and 2014, participants under the ESPP purchased 11,174, 10,805, and 8,530 shares, respectively, at an average price of $39.50, $41.55, and $41.51 per share, respectively. The weighted-average fair value of each purchase right under the ESPP granted for the years ended December 31, 2016, 2015 and 2014, which is equal to the discount from the market value of the Common Stock at the end of each six month purchase period, was $6.46, $5.82, and $7.74 per share, respectively. Share-based compensation expense of $72, $61, and $66 was recognized in salaries, wages and employee benefits, during the years ended December 31, 2016, 2015 and 2014, respectively.

Non-employee Directors – Non-vested shares

In May 2006, the Company’s shareholders approved the Company’s 2006 Non-Employee Director Stock Plan (the “2006 Plan”).  The Company’s shareholders then approved the Company’s Amended and Restated Non-Employee Director Stock Plan (the “Amended Plan”) on May 22, 2007.  The Amended Plan was then further amended and restated on December 17, 2008.  Under the Amended Plan, on the first business day after each Annual Meeting of Shareholders, each non-employee director will automatically be granted an award (the “Annual Grant”), in such form and size as the Board determines from year to year.  Unless otherwise determined by the Board, Annual Grants will become vested and nonforfeitable one year after the date of grant so long as the non-employee director’s service with the Company does not earlier terminate.  Each director may elect to defer receipt of the shares under a non-vested share award until the director terminates service on the Board of Directors.  If a director elects to defer receipt, the Company will issue deferred stock units to the director, which do not represent actual ownership in shares and the director will not have voting rights or other incidents of ownership until the shares are issued.  However, the Company will credit the director with dividend equivalent payments in the form of additional deferred stock units for each cash dividend payment made by the Company.

In May 2016, with the approval of shareholders, the Company further amended the Amended Plan to reserve for issuance an additional 160,000 common shares, increasing the total number of reserved common shares and shares available for grant under the Amended Plan to 360,000 and 159,259, respectively.

The following tables summarize the Company's non-employee non-vested share activity and related information:

	Year ended
	2016		2015		2014
	Non-vested		Non-vested		Non-vested
	Shares and	Weighted-	Shares and	Weighted-	Shares and	Weighted-
	Deferred	Average	Deferred	Average	Deferred	Average
	Stock Units	Grant Date	Stock Units	Grant Date	Stock Units	Grant Date
	(000)	Fair Value	(000)	Fair Value	(000)	Fair Value

Outstanding and non-vested at beginning of year	15	$51	15	$44	15	$38
Granted	16	44	14	51	15	44
Vested	(15)	51	(14)	43	(15)	38
Forfeited	—	—	—	—	—	—
Outstanding and non-vested at end of year	16	$44	15	$51	15	$44
Aggregate grant date fair value	$688		$740		$650
Total fair value of shares vested during the year	$639		$727		$632

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016
(In thousands, except share and per share data)

	Year ended
	December 31, 2016	December 31, 2015	December 31, 2014
Shared-based compensation for non-vested shares	$728	$661	$589
Tax benefit for non-vested share compensation	$263	$259	$225
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$246
Weighted average period over which unrecognized compensation will be recognized (years)	0.4

Non-employee Directors - Options

In addition to the above activity, each May from 1995 to 2005, options were granted to the non-employee directors of the Company.  The options have terms of ten years and are fully exercisable.  The following table summarizes the Company’s non-employee stock option activity and related information for the years ended December 31, 2015 and 2014:

	2015		2014
		Weighted-		Weighted-
		Average		Average
	Options	Exercise	Options	Exercise
	(000)	Price	(000)	Price

Outstanding at beginning of year	8	$26	26	$23
Granted	—	—	—	—
Exercised	(8)	26	(18)	22
Forfeited	—	—	—	—
Outstanding and exercisable at end of year	—	$—	8	$26
Aggregate intrinsic value for options exercised	$208		$412
Average aggregate intrinsic value for options outstanding and exercisable

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016
(In thousands, except share and per share data)

Net Income per Share

The following table sets forth the computation of net income per basic and diluted share:

	2016	2015	2014
Numerator:
Net income and comprehensive income	$27,670	$55,575	$61,169
Income allocated to participating securities	(212)	(369)	(404)
Numerator for basic and diluted income per share - net income	27,458	55,206	60,765

Denominator:
Denominator for basic net income per share - weighted-average shares (in thousands)	30,283	30,728	30,599
Effect of dilutive stock options (in thousands)	130	277	431
Effect of dilutive performance shares (in thousands)	31	35	42
Denominator for diluted net income per share - adjusted weighted-average shares (in thousands)	30,444	31,040	31,072
Basic net income per share	$0.91	$1.80	$1.99
Diluted net income per share	$0.90	$1.78	$1.96

The number of instruments that could potentially dilute net income per basic share in the future, but that were not included in the computation of net income per diluted share because to do so would have been anti-dilutive for the periods presented, are as follows:

	2016	2015	2014
Anti-dilutive stock options (in thousands)	310	184	99
Anti-dilutive performance shares (in thousands)	—	24	—
Total anti-dilutive shares (in thousands)	310	208	99

5.        Income Taxes

The provision for income taxes consists of the following:

	2016	2015	2014
Current:
Federal	$24,139	$8,319	$33,631
State	3,052	1,242	4,306
	27,191	9,561	37,937
Deferred:
Federal	3,256	12,477	(2,102)
State	269	2,054	(919)
	3,525	14,531	(3,021)
	$30,716	$24,092	$34,916

The tax benefit associated with the exercise of stock options and the vesting of non-vested shares recorded to additional paid in capital during the years ended December 31, 2016, 2015 and 2014 were $1,732, $5,413 and $2,109, respectively, and are reflected as an increase in additional paid-in capital in the accompanying consolidated statements of shareholders’ equity.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016
(In thousands, except share and per share data)

The historical income tax expense differs from the amounts computed by applying the federal statutory rate of 35.0% to income before income taxes as follows:

	2016	2015	2014
Tax expense at the statutory rate	$20,435	$27,883	$33,630
State income taxes, net of federal benefit	2,229	2,178	1,879
Non-deductible transaction costs	—	394	—
Incentive stock options	(88)	(120)	(96)
Other permanent differences	474	216	186
TQI goodwill impairment	8,990	—	—
Deferred tax asset valuation allowance	(2)	(11)	39
Federal qualified property deductions	(1,311)	(6,066)	—
Federal income tax credits	—	(732)	(533)
Other	(11)	350	(189)
	$30,716	$24,092	$34,916

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31, 2016	December 31, 2015
Deferred tax assets:
Accrued expenses	$9,647	$11,952
Allowance for doubtful accounts	662	936
Share-based compensation	5,005	5,242
Accruals for income tax contingencies	252	268
Net operating loss carryforwards	10,231	13,620
Total deferred tax assets	25,797	32,018
Valuation allowance	(282)	(284)
Total deferred tax assets, net of valuation allowance	25,515	31,734
Deferred tax liabilities:
Tax over book depreciation	29,416	28,027
Intangible assets	17,588	25,399
Prepaid expenses deductible when paid	4,862	5,018
Goodwill	15,520	13,166
Total deferred tax liabilities	67,386	71,610
Net deferred tax liabilities	$(41,871)	$(39,876)

Total income tax payments, net of refunds, during fiscal years 2016, 2015 and 2014 were $10,628, $25,264 and $30,087, respectively.

As a result of the Towne acquisition the Company has approximately $27,050 and $36,034 of federal net operating losses as of December 31, 2016 and 2015 respectively, that will expire between 2020 and 2030. The Company expects to be able to fully utilize these federal net operating losses before they expire.

At December 31, 2016 and 2015, the Company had state net operating loss carryforwards of $18,155 and $23,595, respectively, that will expire between 2016 and 2030. Also, the use of these state net operating losses is limited to the future taxable income of separate legal entities. Based on expectations of future taxable income, management believes that it is more

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016
(In thousands, except share and per share data)

likely than not that the results of operations for certain separate legal entities will not generate sufficient taxable income to realize portions of these net operating loss benefits for state loss carryforwards.  As a result, a valuation allowance has been provided for the state loss carryforwards for these specific legal entities. The valuation allowance on these state loss carryforwards decreased $2 during 2016, but the valuation allowance increased $11 during 2015.

Income Tax Contingencies

The Company, or one of its subsidiaries, files income tax returns in the U.S. federal jurisdiction, various states and Canada. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2012.

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

Liability for
Unrecognized Tax
Benefits
Balance at December 31, 2013	$1,339
Reductions for settlement with state taxing authorities	(697)
Additions for tax positions of prior years - TQI	63
Additions for tax positions of current year	66
Balance at December 31, 2014	771
Reductions for settlement with state taxing authorities	(64)
Additions for tax positions of current year	66
Balance at December 31, 2015	773
Reductions for settlement with state taxing authorities	(247)
Additions for tax positions of current year	56
Balance at December 31, 2016	$582

Included in the liability for unrecognized tax benefits at December 31, 2016 and December 31, 2015 are tax positions of $582 and $773, respectively, which represents tax positions where the realization of the ultimate benefit is uncertain and the disallowance of which would affect the Company’s annual effective income tax rate.

Included in the liability for unrecognized tax benefits at December 31, 2016 and December 31, 2015, are accrued penalties of $103 and $156, respectively.  The liability for unrecognized tax benefits at December 31, 2016 and December 31, 2015 also included accrued interest of $184 and $371, respectively.

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

Sublease rental income, was $1,517, $1,611 and $980 in 2016, 2015 and 2014, respectively.  In 2017, the Company expects to receive aggregate future minimum rental payments under noncancellable subleases of approximately $1,011.  Noncancellable subleases expire between 2017 and 2019.

Future minimum rental payments under noncancellable operating leases with initial or remaining terms in excess of one year consisted of the following at December 31, 2016:

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016
(In thousands, except share and per share data)

2017	$36,106
2018	27,320
2019	19,449
2020	12,604
2021	5,454
Thereafter	2,990
Total	$103,923

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

As of December 31, 2016, the Company had commitments to purchase forklifts and other equipment for approximately $2,122 during 2017.

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

Employer contributions vest 20.0% after two years of service and continue vesting 20.0% per year until fully vested. The Company’s matching contributions expensed in 2016, 2015 and 2014 were approximately $1,056, $1,178 and $895, respectively.

9.        Financial Instruments

Off Balance Sheet Risk

At December 31, 2016, the Company had letters of credit outstanding totaling $7,514.

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016
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

	December 31, 2016		December 31, 2015
	Carrying Value	Fair Value	Carrying Value	Fair Value
Capital lease obligations	$1,072	$1,139	$1,405	$1,434

The Company's fair value calculations for the above financial instruments are classified within level 3 of the fair value hierarchy as defined in the FASB Codification.

10.        Segment Reporting

The Company has four reportable segments based on information available to and used by the chief operating decision maker.  Expedited LTL operates a comprehensive national network that provides expedited regional, inter-regional and national LTL services.  The TLS segment provides expedited truckload brokerage, dedicated fleet services and high security and temperature-controlled logistics services. The Intermodal segment primarily provides first- and last-mile high value intermodal container drayage services both to and from seaports and railheads. Pool Distribution provides high-frequency handling and distribution of time sensitive product to numerous destinations.

During the first quarter of 2016, the Company changed its reportable segments to separate its truckload and intermodal businesses from our Expedited LTL service and to aggregate reporting for truckload services into a single segment. The Company previously reported three segments: Forward Air, Forward Air Solutions and Total Quality, Inc. Consequently, the Company now reports four segments: Expedited LTL, Truckload Premium Services, Intermodal and Pool Distribution. All prior year segment amounts have been restated to reflect this new reporting structure.
Except for certain insurance activity, the accounting policies of the segments are the same as those described in the summary of significant accounting policies disclosed in Note 1. For workers compensation and vehicle claims each segment is charged an insurance premium and is also charged a deductible that corresponds with the our corporate deductibles disclosed in Note 1. However, any losses beyond our deductibles and any loss development factors applied to our outstanding claims as a result of actuary analysis are not passed to the segments, but kept at the corporate level.

Segment data includes intersegment revenues.  Costs of the corporate headquarters and shared services are allocated to the segments based on usage. The expense associated with shared operating assets, such as trailers, are allocated between operating segments based on usage. However, asset basis is not allocated. The Company evaluates the performance of its segments based on income from operations.  The Company’s business is conducted in the U.S. and Canada.

The following tables summarize segment information about results from operations and assets used by the chief operating decision maker of the Company in making decisions regarding allocation of assets and resources as of and for the years ended December 31, 2016, 2015 and 2014.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016
(In thousands, except share and per share data)

Year ended December 31, 2016	Expedited LTL	Truckload Premium Services	Pool Distribution	Intermodal	Eliminations & Other	Consolidated
External revenues	$567,711	$163,254	$148,054	$103,511	$—	$982,530
Intersegment revenues	3,067	1,018	607	160	(4,852)	—
Depreciation and amortization	21,919	6,441	5,975	3,876	(1)	38,210
Share-based compensation expense	7,209	332	334	459	—	8,334
Impairment of goodwill and other intangible assets	—	42,442	—	—	—	42,442
Interest expense	1,687	3	—	83	(176)	1,597
Income (loss) from operations	83,518	(35,405)	3,633	10,956	(2,723)	59,979
Total assets	632,698	53,695	50,271	129,714	(225,087)	641,291
Capital expenditures	37,501	1,828	2,637	220	—	42,186

Year ended December 31, 2015	Expedited LTL	Truckload Premium Services	Pool Distribution	Intermodal	Eliminations & Other	Consolidated
External revenues	$573,476	$152,251	$128,826	$103,977	$595	$959,125
Intersegment revenues	3,550	1,080	1,169	315	(6,114)	—
Depreciation and amortization	21,125	6,206	6,003	3,773	50	37,157
Share-based compensation expense	6,088	840	300	258	—	7,486
Interest expense	1,959	5	—	83	—	2,047
Income (loss) from operations	79,193	13,288	3,820	11,949	(26,478)	81,772
Total assets	641,360	89,312	46,970	118,081	(195,791)	699,932
Capital expenditures	29,995	5,972	3,983	545	—	40,495

Year ended December 31, 2014	Expedited LTL	Truckload Premium Services	Pool Distribution	Intermodal	Eliminations & Other	Consolidated
External revenues	$456,230	$131,478	$117,429	$75,822	$—	$780,959
Intersegment revenues	2,673	1,788	831	123	(5,415)	—
Depreciation and amortization	16,580	5,405	5,754	3,365	29	31,133
Share-based compensation expense	5,561	717	259	144	—	6,681
Interest expense	523	6	2	79	—	610
Income (loss) from operations	75,754	8,986	4,543	7,428	(305)	96,406
Total assets	494,522	88,789	45,428	110,055	(199,485)	539,309
Capital expenditures	25,764	6,184	7,133	406	—	39,487

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2016
(In thousands, except share and per share data)

11.        Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2016 and 2015:

	2016
	March 31	June 30	September 30	December 31
Operating revenue	229,548	238,637	249,552	264,793
Income from operations	21,404	(14,348)	24,700	28,223
Net income	13,099	(10,066)	11,931	12,706

Net income per share:
Basic	$0.43	$(0.33)	$0.39	$0.42
Diluted	$0.43	$(0.33)	$0.39	$0.42

	2015
	March 31	June 30	September 30	December 31
Operating revenue	$205,918	$249,694	$247,093	$256,420
Income from operations	8,248	19,908	24,601	29,015
Net income	4,836	11,824	15,687	23,228

Net income per share:
Basic	$0.16	$0.38	$0.51	$0.75
Diluted	$0.16	$0.38	$0.50	$0.75

Forward Air Corporation
Schedule II — Valuation and Qualifying Accounts
(In thousands)

Col. A	Col. B	Col. C		Col. D		Col. E
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts Described	Deductions -Describe		Balance at End of Period
Year ended December 31, 2016
Allowance for doubtful accounts	$1,310	$258	$—	$259	(2)	$1,309
Allowance for revenue adjustments (1)	1,095	2,020	—	2,710	(3)	405
Income tax valuation	284	(2)	—	—		282
	2,689	2,276	—	2,969		1,996
Year ended December 31, 2015
Allowance for doubtful accounts	$2,155	$33	$—	$878	(2)	$1,310
Allowance for revenue adjustments (1)	408	4,793	—	4,106	(3)	1,095
Income tax valuation	273	11	—	—		284
	2,836	4,837	—	4,984		2,689
Year ended December 31, 2014
Allowance for doubtful accounts	$1,583	$241	$—	$(331)	(2)	$2,155
Allowance for revenue adjustments (1)	336	2,465	—	2,393	(3)	408
Income tax valuation	234	39	—	—		273
	2,153	2,745	—	2,062		2,836

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

10.3	*
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

10.5	*
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

10.6	*
Amendment dated December 30, 2008 to Employment Agreement dated October 30, 2007, between Forward Air Corporation and Bruce A. Campbell (incorporated herein by reference to Exhibit 10.9 to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 filed with the Securities and Exchange Commission on February 26, 2009 (File No. 0-22490))

10.7	*
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

10.9	*
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

10.10	*
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

10.14	*
Form of Restricted Stock Agreement for an award of restricted stock under the registrant's 1999 Stock Option and Incentive Plan, as amended, granted during 2006 (incorporated herein by reference to Exhibit 10.19 to the registrant's Annual Report on Form 10-K/A for the fiscal year ended December 31, 2005 filed with the Securities and Exchange Commission on March 22, 2006 (File No. 0-22490))

10.15	*
Form of Restricted Stock Agreement under the registrant's Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.19 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission on February 24, 2011 (File No. 0-22490))

10.16	*
Form of Non-Employee Director Restricted Stock Agreement for an award of restricted stock under the registrant's 2006 Non-Employee Director Stock Plan (incorporated herein by reference to Exhibit 99.2 to the registrant's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on May 19, 2006 (File No. 0-22490))

10.17	*
Form of Performance Share Agreement for performance shares granted in February 2011, under the registrant's Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2011, filed with the Securities and Exchange Commission on April 25, 2011 (File No. 0-22490))

10.18	*
Forward Air Corporation Executive Severance and Change in Control Plan, effective as of January 1, 2013 (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2012 (File No. 0-22490))

10.19	*
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

10.21	*
Form of Performance Share Agreement for performance shares granted in February 2013, under the registrant's Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed with the Securities and Exchange Commission on April 25, 2013 (File No. 0-22490))

10.22	*
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
Amended and Restated Non-Employee Director Stock Plan, as further amended and restated on February 8, 2013 (incorporated herein by reference to Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed with the Securities and Exchange Commission on April 25, 2013 (File No. 0-22490))

10.25
Stock Purchase Agreement dated March 4, 2013, by and among Forward Air Corporation, TQI Holdings, Inc. and the sellers named therein (incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on March 4, 2013 (File No. 0-22490))

10.26
Stock Purchase Agreement dated January 23, 2014, by and among Forward Air Corporation, Central States Trucking Co., Central States Logistics, Inc., Central States, Inc., and the stockholders of Central States, Inc. (incorporated herein by reference to Exhibit 2.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 6, 2014 (File No. 0-22490))

10.27
Agreement and Plan of Merger, dated February 4, 2015 by and among CLP Towne Inc., Forward Air, Inc., FAC Subsidiary, Inc., ZM Private Equity Fund I, L.P., as the Equity Holders’ Representative, and the Indemnifying Equity Holders party thereto (incorporated herein by reference to Exhibit 2.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2015 (File No. 0-22490))

10.28
Credit Agreement dated February 4, 2015 among Forward Air Corporation and Forward Air, Inc., as borrowers, the subsidiaries of the borrowers identified therein, Bank of America, N.A., First Tennessee Bank, N.A. and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 5, 2015 (File No. 0-22490))

10.29
First Amendment dated June 19, 2015 to the Credit Agreement dated February 4, 2015 among Forward Air Corporation and Forward Air, Inc., as borrowers, the subsidiaries of the borrowers identified therein, Bank of America, N.A., First Tennessee Bank, N.A. and the other lenders party thereto (incorporated herein by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 24, 2015 (File No. 0-22490))

10.30
First Amendment to the Forward Air Corporation Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, filed with the Securities and Exchange Commission on April 27, 2016 (File No. 0-22490))

10.31	*
Form of Nonqualified Stock Option Agreement under the registrant’s Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2016 (File No. 0-22490))

10.32	*
Form of CEO Nonqualified Stock Option Agreement under the registrant’s Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2016 (File No. 0-22490))

10.33	*
Form of Restricted Stock Agreement under the registrant’s Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2016 (File No. 0-22490))

10.34	*
Form of CEO Restricted Stock Agreement under the registrant’s Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2016 (File No. 0-22490))

10.35	*
Form of Performance Share Agreement under the registrant’s Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2016 (File No. 0-22490))

10.36	*
Form of CEO Performance Share Agreement under the registrant’s Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2016 (File No. 0-22490))

10.37	*
Form of Non-Employee Director Restricted Stock Units Agreement under the registrant’s Amended and Restated Non- Employee Director Stock Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2016 (File No. 0-22490))

10.38	*
Form of Non-Employee Director Restricted Stock Agreement under the registrant’s Amended and Restated Non-Employee Director Stock Plan (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2016 (File No. 0-22490))

10.39	*
Michael J. Morris Offer Letter dated as of May 24, 2016 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2016 (File No. 0-22490))

10.40	*
Form of Employee Restricted Share Agreement under the registrant’s 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 filed with the Securities and Exchange Commission on July 27, 2016))

10.41	*	Form of CEO Nonqualified Stock Option Agreement under the registrant’s 2016 Omnibus Incentive Compensation Plan
10.42	*	Form of CEO Performance Share Agreement under the registrant’s 2016 Omnibus Incentive Compensation Plan
10.43	*	Form of CEO Restricted Stock Agreement under the registrant’s 2016 Omnibus Incentive Compensation Plan
10.44	*	Form of Nonqualified Stock Option Agreement under the registrant’s 2016 Omnibus Incentive Compensation Plan
10.45	*	Form of Performance Share Agreement under the registrant’s 2016 Omnibus Compensation Plan
21.1		Subsidiaries of the registrant
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1		Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
31.2		Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
32.1		Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*Denotes a management contract or compensatory plan or arrangement.