Form 10-Q
period 2017-03-31
FORWARD AIR CORP
filed 2017-04-27
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2017
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

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of April 21, 2017 was 30,214,989.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited).

Forward Air Corporation
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)
(Unaudited)
	March 31, 2017	December 31, 2016
Assets
Current assets:
Cash	$14,335	$8,511
Accounts receivable, less allowance of $1,610 in 2017 and $1,714 in 2016	116,473	116,602
Other current assets	8,394	11,157
Total current assets	139,202	136,270

Property and equipment	376,623	379,021
Less accumulated depreciation and amortization	182,686	178,816
Total property and equipment, net	193,937	200,205
Goodwill and other acquired intangibles:
Goodwill	184,675	184,675
Other acquired intangibles, net of accumulated amortization of $63,725 in 2017 and $61,334 in 2016	104,259	106,650
Total net goodwill and other acquired intangibles	288,934	291,325
Other assets	13,795	13,491
Total assets	$635,868	$641,291

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$15,800	$18,012
Accrued expenses	34,007	31,833
Income taxes payable	8,326	70
Current portion of debt and capital lease obligations	352	28,012
Total current liabilities	58,485	77,927

Long-term debt and capital lease obligations, less current portion	13,529	725
Other long-term liabilities	21,440	21,699
Deferred income taxes	41,786	41,871

Shareholders’ equity:
Preferred stock	—	—
Common stock, $0.01 par value: Authorized shares - 50,000,000, Issued and outstanding shares - 29,999,920 in 2017 and 30,090,335 in 2016	300	301
Additional paid-in capital	182,999	179,512
Retained earnings	317,329	319,256
Total shareholders’ equity	500,628	499,069
Total liabilities and shareholders’ equity	$635,868	$641,291

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three months ended
	March 31, 2017	March 31, 2016
Operating revenue	$246,982	$229,549

Operating expenses:
Purchased transportation	103,083	96,476
Salaries, wages and employee benefits	61,998	58,678
Operating leases	15,601	13,868
Depreciation and amortization	10,033	9,668
Insurance and claims	5,806	5,395
Fuel expense	3,680	2,961
Other operating expenses	23,592	21,098
Total operating expenses	223,793	208,144
Income from operations	23,189	21,405

Other income (expense):
Interest expense	(282)	(553)
Other, net	(26)	(29)
Total other income (expense)	(308)	(582)
Income before income taxes	22,881	20,823
Income tax expense	8,638	7,724
Net income and comprehensive income	$14,243	$13,099

Net income per share:
Basic	$0.47	$0.43
Diluted	$0.47	$0.43

Dividends per share:	$0.15	$0.12

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended
	March 31, 2017	March 31, 2016

Operating activities:
Net income	$14,243	$13,099
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	10,033	9,668
Share-based compensation	1,962	1,952
Loss on disposal of property and equipment	488	93
Provision for loss (recovery) on receivables	22	(196)
Provision for revenue adjustments	718	799
Deferred income tax	(85)	5,031
Excess tax benefit for stock options exercised	—	(38)
Changes in operating assets and liabilities
Accounts receivable	(611)	4,245
Other current assets	2,153	2,582
Accounts payable and accrued expenses	8,137	206
Net cash provided by operating activities	37,060	37,441

Investing activities:
Proceeds from disposal of property and equipment	790	155
Purchases of property and equipment	(2,652)	(2,688)
Acquisition of business, net of cash acquired	—	(1,700)
Other	129	22
Net cash used in investing activities	(1,733)	(4,211)

Financing activities:
Payments of debt and capital lease obligations	(27,857)	(13,969)
Proceeds from senior credit facility	13,000	—
Proceeds from exercise of stock options	1,524	881
Payments of cash dividends	(4,539)	(3,678)
Repurchase of common stock (repurchase program)	(9,996)	(9,995)
Excess tax benefit for stock options exercised	—	38
Cash settlement of share-based awards for tax withholdings	(1,635)	(1,782)
Net cash used in financing activities	(29,503)	(28,505)
Net increase in cash	5,824	4,725
Cash at beginning of period	8,511	33,312
Cash at end of period	$14,335	$38,037

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2017

1.    Description of Business and Basis of Presentation

Forward Air Corporation is a leading asset-light freight and logistics company. Forward Air Corporation's (“the Company”, “We”, “Our”) services can be classified into four principal reportable segments: Expedited LTL, Truckload Premium Services (“TLS”), Intermodal and Pool Distribution ("Pool") (See note 11).

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company’s operating results are subject to seasonal trends when measured on a quarterly basis; therefore operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and notes thereto included in the Forward Air Corporation Annual Report on Form 10-K for the year ended December 31, 2016.

The accompanying unaudited condensed consolidated financial statements of the Company include Forward Air Corporation and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior period financial information to conform to the current year presentation.

2.    Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued guidance that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital ("APIC") pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for, and we elected, to account for forfeitures as they occur rather than on an estimated basis. We adopted this guidance in January 2017 and the elimination of APIC pools resulted in approximately $300 of additional income tax expense during the first quarter of 2017. This guidance has been applied prospectively and no prior periods have been adjusted.

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
March 31, 2017

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

3.    Acquisitions and Goodwill

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
Allocations of Purchase Prices
The following table presents the allocations of the Triumph and Ace purchase prices to the assets acquired and liabilities assumed based on their estimated fair values and resulting residual goodwill (in thousands):

Triumph & Ace
2016
Tangible assets:
Property and equipment	$1,294
Total tangible assets	1,294
Intangible assets:
Non-compete agreements	139
Customer relationships	5,335
Goodwill	6,282
Total intangible assets	11,756
Total assets acquired	13,050

Liabilities assumed:
Other liabilities	1,250
Total liabilities assumed	1,250
Net assets acquired	$11,800

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2017

The acquired definite-live intangible assets have the following useful lives:

Useful Lives
Triumph & Ace
Customer relationships	15 years
Non-compete agreements	5 years
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
Goodwill
The Company conducts its annual impairment assessments and tests of goodwill for each reporting unit as of June 30.  The first step of the goodwill impairment test is the Company's assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the reporting unit's carrying amount, including goodwill. When performing the qualitative assessment, the Company considers the impact of factors including, but not limited to, macroeconomic and industry conditions, overall financial performance of each reporting unit, litigation and new legislation. If based on the qualitative assessments, the Company believes it more likely than not that the fair value of a reporting unit is less than the reporting unit's carrying amount, or periodically as deemed appropriate by management, the Company will prepare an estimation of the respective reporting unit's fair value utilizing a quantitative approach.  If a quantitative fair value estimation is required, the Company estimates the fair value of the applicable reporting units, using a combination of discounted projected cash flows and market valuations for comparable companies as of the valuation date.  The Company's inputs into the fair value estimates for goodwill are classified within level 3 of the fair value hierarchy as defined in the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“the FASB Codification”). If this estimation of fair value indicates that impairment potentially exists, the Company will then measure the amount of the impairment, if any.  Goodwill impairment exists when the estimated implied fair value of goodwill is less than its carrying value.  Changes in strategy or market conditions could significantly impact these fair value estimates and require adjustments to recorded asset balances.

Our 2016 assessments and calculations for LTL, Intermodal and Pool Distribution indicated that, as of June 30, 2016, the fair value of each reporting unit exceeded their carrying value. However, due to the financial performance of the Total Quality, Inc. ("TQI") reporting unit falling notably short of previous projections, declining revenue from significant customers and strategic initiatives not having the required impact on financial results, the Company reduced TQI's projected cash flows and as a result the estimate of TQI's fair value no longer exceeded the respective carrying value. As a result of these assessments, the Company concluded that an impairment loss was probable and could be reasonably estimated for the TQI reporting unit, which is included in the TLS reportable segment. Consequently, the Company recorded a goodwill impairment charge of $25,686 for the TQI reporting unit during the three months ended June 30, 2016. During the three months ended March 31, 2017, there were no additional indicators of impairment.

As of March 31, 2017, the carrying values of goodwill for each segment summarized in the table below. There were no changes in the carrying amount of goodwill during the three months ended March 31, 2017. Approximately $105,531 of goodwill is deductible for tax purposes.

	Expedited LTL		TLS		Pool Distribution		Intermodal		Total
		Accumulated		Accumulated		Accumulated		Accumulated
	Goodwill	Impairment	Goodwill	Impairment	Goodwill	Impairment	Goodwill	Impairment	Net
Ending balance, March 31, 2017	$97,593	$—	$45,164	$(25,686)	$12,359	$(6,953)	$62,198	$—	$184,675
Additionally, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is recognized on assets classified as held and used when the sum of

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2017

undiscounted estimated cash flows expected to result from the use of the asset is less than the carrying value. If such measurement indicates a possible impairment, the estimated fair value of the asset is compared to its net book value to measure the impairment charge, if any. In conjunction with the June 30, 2016, TQI goodwill impairment assessment the Company determined there were indicators that TQI's customer relationship and non-compete intangible assets were impaired as the undiscounted cash flows associated with the applicable assets no longer exceeded the related assets' net book values. The Company then estimated the current market values of the customer relationship and non-compete assets using an income approach (level 3). Under this method, an intangible asset's fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To estimate fair value, the Company used cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset. The Company believes that the level and timing of cash flows appropriately reflect market participant assumptions. As a result of these estimates the Company recorded an impairment charge of $16,501 related to TQI customer relationships during the three months ended June 30, 2016.

4.    Share-Based Payments

The Company’s general practice has been to make a single annual grant of share-based compensation to key employees and to make other employee grants only in connection with new employment or promotions.  Forms of share-based compensation granted to employees by the Company include stock options, non-vested shares of common stock (“non-vested share”), and performance shares.  The Company also typically makes a single annual grant of non-vested shares to non-employee directors in conjunction with the annual election of non-employee directors to the Board of Directors.  Share-based compensation is based on the grant date fair value of the instrument and is recognized ratably over the requisite service period, or vesting period. All share-based compensation expense is recognized in salaries, wages and employee benefits.

Employee Activity - Stock Options

Stock option grants to employees generally expire seven years from the grant date and typically vest ratably over a three-year period.  The Company used the Black-Scholes option-pricing model to estimate the grant-date fair value of options granted.  The weighted-average fair value of options granted and assumptions used to estimate their fair value during the three months ended March 31, 2017 and 2016 were as follows:

	Three months ended
	March 31, 2017	March 31, 2016
Expected dividend yield	1.3%	1.0%
Expected stock price volatility	28.7%	29.0%
Weighted average risk-free interest rate	2.0%	1.3%
Expected life of options (years)	6.0	6.0
Weighted average grant date fair value	$13	$12

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2017

The following tables summarize the Company’s employee stock option activity and related information:

	Three months ended March 31, 2017
				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Options	Exercise	Value	Contractual
	(000)	Price	(000)	Term
Outstanding at December 31, 2016	564	$41
Granted	118	48
Exercised	(47)	32
Forfeited	(13)	46
Outstanding at March 31, 2017	622	$42	$3,765	4.4
Exercisable at March 31, 2017	381	$40	$3,334	3.2

	Three months ended
	March 31, 2017	March 31, 2016
Share-based compensation for options	$363	$348
Tax benefit for option compensation	$134	$129
Unrecognized compensation cost for options, net of estimated forfeitures	$2,683	$2,789
Weighted average period over which unrecognized compensation will be recognized (years)	2.3

Employee Activity - Non-vested Shares

Non-vested share grants to employees vest ratably over a three-year period.  The non-vested shares’ fair values were estimated using closing market prices on the day of grant. The following tables summarize the Company’s employee non-vested share activity and related information:

	Three months ended March 31, 2017
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2016	222	$45
Granted	126	48
Vested	(101)	45
Forfeited	(5)	46
Outstanding and non-vested at March 31, 2017	242	$47	$11,320

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2017

	Three months ended
	March 31, 2017	March 31, 2016
Share-based compensation for non-vested shares	$1,246	$1,082
Tax benefit for non-vested share compensation	$459	$403
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$10,470	$9,363
Weighted average period over which unrecognized compensation will be recognized (years)	2.3

Employee Activity - Performance Shares

The Company annually grants performance shares to key employees.  Under the terms of the performance share agreements, following the end of a three-year performance period, the Company will issue to the employees a calculated number of common stock shares based on the three year performance of the Company’s total shareholder return as compared to the total shareholder return of a selected peer group.  No shares may be issued if the Company's total shareholder return outperforms 30% or less of the peer group, but the number of shares issued may be doubled if the Company's total shareholder return performs better than 90% of the peer group.  The fair value of the performance shares was estimated using a Monte Carlo simulation. The weighted average assumptions used in the Monte Carlo estimate were as follows:

	Three months ended
	March 31, 2017	March 31, 2016
Expected stock price volatility	24.7%	22.3%
Weighted average risk-free interest rate	1.4%	0.8%

The following tables summarize the Company’s employee performance share activity, assuming median share awards, and related information:

	Three months ended March 31, 2017
		Weighted-	Aggregate
	Performance	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2016	80	$55
Granted	25	56
Forfeited	(29)	$50
Outstanding and non-vested at March 31, 2017	76	$57	$4,327

	Three months ended
	March 31, 2017	March 31, 2016
Share-based compensation for performance shares	$184	$351
Tax benefit for performance share compensation	$68	$131
Unrecognized compensation cost for performance shares, net of estimated forfeitures	$2,612	$2,805
Weighted average period over which unrecognized compensation will be recognized (years)	2.2

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2017

Non-employee Director Activity - Non-vested Shares

Grants of non-vested shares to non-employee directors vest ratably over the elected term to the Board of Directors, or approximately one year.  The following tables summarize the Company’s non-employee non-vested share activity and related information:

	Three months ended March 31, 2017
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2016	16	$44
Granted	—	—
Vested	—	—
Outstanding and non-vested at March 31, 2017	16	$44	$688

	Three months ended
	March 31, 2017	March 31, 2016
Share-based compensation for non-vested shares	$169	$171
Tax benefit for non-vested share compensation	$63	$64
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$77	$114
Weighted average period over which unrecognized compensation will be recognized (years)	0.1

5.    Senior Credit Facility

On February 4, 2015, the Company entered into a five-year senior, unsecured credit facility (the “Facility”) with a maximum aggregate principal amount of $275,000, including a revolving credit facility of $150,000 and a term loan facility of $125,000. The revolving credit facility has a sublimit of $25,000 for letters of credit and a sublimit of $15,000 for swing line loans. The revolving credit facility is scheduled to expire in February 2020 and may be used to refinance existing indebtedness of the Company and for working capital, capital expenditures and other general corporate purposes. Unless the Company elects otherwise under the credit agreement, interest on borrowings under the Facility are based on the highest of (a) the federal funds rate plus 0.5%, (b) the administrative agent's prime rate and (c) the LIBOR Rate plus 1.0%, in each case plus a margin that can range from 0.1% to 0.6% with respect to the term loan facility and from 0.3% to 0.8% with respect to the revolving credit facility depending on the Company’s ratio of consolidated funded indebtedness to earnings as set forth in the credit agreement. The Facility contains financial covenants and other covenants that, among other things, restrict the ability of the Company, without the approval of the lenders, to engage in certain mergers, consolidations, asset sales, investments, transactions or to incur liens or indebtedness, as set forth in the credit agreement. As of March 31, 2017, we had $13,000 in borrowings outstanding under the revolving credit facility, $7,514 utilized for outstanding letters of credit and $129,486 of available borrowing capacity under the revolving credit facility.  The interest rate on the outstanding borrowing under the revolving credit facility was 2.2% at March 31, 2017.

In March 2015, the Company borrowed $125,000 on the available term loan. The term loan was payable in quarterly installments of 11.1% of the original principal amount of the term loan plus accrued and unpaid interest, and matured in March 2017.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2017

6.    Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three months ended
	March 31, 2017	March 31, 2016
Numerator:
Net income and comprehensive income	$14,243	$13,099
Income allocated to participating securities	(119)	(64)
Numerator for basic and diluted income per share - net income	$14,124	$13,035
Denominator (in thousands):
Denominator for basic income per share - weighted-average shares	29,998	30,420
Effect of dilutive stock options (in thousands)	75	165
Effect of dilutive performance shares (in thousands)	33	40
Denominator for diluted income per share - adjusted weighted-average shares	30,106	30,625
Basic net income per share	$0.47	$0.43
Diluted net income per share	$0.47	$0.43

The number of instruments that could potentially dilute net income per basic share in the future, but that were not included in the computation of net income per diluted share because to do so would have been anti-dilutive for the periods presented, are as follows:

	March 31, 2017	March 31, 2016
Anti-dilutive stock options (in thousands)	282	275
Anti-dilutive performance shares (in thousands)	15	44
Anti-dilutive non-vested shares and deferred stock units (in thousands)	—	73
Total anti-dilutive shares (in thousands)	297	392

7.    Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states and Canada. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2010.

For the three months ended March 31, 2017 and 2016, the effective income tax rates varied from the statutory federal income tax rate of 35.0%, primarily as a result of the effect of state income taxes, net of the federal benefit, and permanent differences between book and tax net income. The combined federal and state effective tax rate for the three months ended March 31, 2017 was 37.8% compared to a rate of 37.1% for the same period in 2016.  The higher effective tax rate for the first quarter of 2017 is primarily the result of our implementation of new Financial Accounting Standards Board ("FASB") guidance that requires we recognize the income tax effects of awards when the awards vest or are settled. Previously any income tax effect was recognized in additional paid in capital. See further discussion in the "Impact of Recent Accounting Pronouncements" section of this document.

8.    Financial Instruments

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2017

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

	March 31, 2017
	Carrying Value	Fair Value
Capital leases	$987	$1,058

The Company's fair value estimates for the above financial instruments are classified within level 3 of the fair value hierarchy.

9.    Shareholders' Equity

During the fourth quarter of 2016 and the first quarter of 2017, our Board of Directors declared a cash dividend of $0.15 per share of common stock. During the first, second and third quarters of 2016, the Company's Board of Directors declared a cash dividend of $0.12 per share of common stock. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

On July 21, 2016, our Board of Directors approved a stock repurchase authorization for up to three million shares of the Company’s common stock. During the three months ended March 31, 2017, we repurchased 204,809 for $9,996, or $48.81 per share. During the three months ended March 31, 2016, we repurchased 232,944 for $9,995, or $42.91 per share. The repurchases made for the three months ended March 31, 2016 were made under a previous share repurchase plan approved by our Board of Directors on February 7, 2014. This plan was cancelled and replaced on July 21, 2016. As of March 31, 2017, 2,561,675 shares remain to be purchased under the 2016 Plan.

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
March 31, 2017

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

Except for certain insurance activity, the accounting policies of the segments are the same as those described in the summary of significant accounting policies disclosed in Note 1 of the Forward Air Corporation Annual Report on Form 10-K for the year ended December 31, 2016. For workers compensation and vehicle claims each segment is charged an insurance premium and is also charged a deductible that corresponds with our corporate deductibles. However, any losses beyond our deductibles and any loss development factors applied to our outstanding claims as a result of actuary analysis are not passed to the segments, but kept at the corporate level.

Segment data includes intersegment revenues and shared costs.  Costs of the corporate headquarters, shared services and shared assets, such as trailers, are allocated to the segments based on usage. The basis of shared assets are not allocated.  Beginning in the first quarter of 2017, a trailer allocation was included in Pool's 2017 results from operations. The Company evaluates the performance of its segments based on income from operations.   The Company’s business is conducted in the U.S. and Canada.

The following tables summarize segment information about results from operations and assets used by the chief operating decision maker of the Company in making decisions regarding allocation of assets and resources as of and for the three months ended March 31, 2017 and 2016.

	Three months ended March 31, 2017
	Expedited LTL	Truckload Premium	Pool Distribution	Intermodal	Eliminations & other	Consolidated
External revenues	$140,012	$40,937	$37,753	$28,280	$—	$246,982
Intersegment revenues	586	848	70	11	(1,515)	—
Depreciation and amortization	5,563	1,558	1,802	1,110	—	10,033
Share-based compensation expense	1,645	95	88	134	—	1,962
Interest expense	1	—	—	11	270	282
Income (loss) from operations	18,400	1,704	1,367	2,580	(862)	23,189
Total assets	630,959	55,523	50,120	131,801	(232,535)	635,868
Capital expenditures	2,511	6	83	52	—	2,652

	Three months ended March 31, 2016
	Expedited LTL	Truckload Premium	Pool Distribution	Intermodal	Eliminations & other	Consolidated
External revenues	$133,524	$38,415	$33,057	$24,553	$—	$229,549
Intersegment revenues	855	205	135	71	(1,266)	—
Depreciation and amortization	5,531	1,749	1,497	891	—	9,668
Share-based compensation expense	1,724	51	81	96	—	1,952
Interest expense	—	—	—	36	517	553
Income (loss) from operations	17,084	1,565	114	2,372	270	21,405
Total assets	635,283	90,678	47,877	120,251	(205,036)	689,053
Capital expenditures	2,078	13	545	52	—	2,688

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2017

12.    Subsequent Events

On April 10, 2017, we announced that our wholly-owned subsidiary, Central States Trucking Co. (“CST”), entered into an agreement to acquire substantially all of the assets of Atlantic Trucking Company, Inc., Heavy Duty Equipment Leasing, LLC, Atlantic Logistics, LLC and Transportation Holdings, Inc. (together referred to as “Atlantic” in this note). The closing of the transaction is subject to various customary conditions, including but not limited to, compliance with the covenants and agreements in the definitive agreement in all material respects. The Company will pay approximately $22,500 and provide an option for a $1,000 earn-out. The acquisition will be funded by a combination of cash on hand and funds from our revolving credit facility.

Atlantic is a privately held provider of intermodal, drayage and related services headquartered in Charleston, South Carolina. It also has terminal operations in Atlanta, Charlotte, Houston, Jacksonville, Memphis, Nashville, Norfolk and Savannah. These locations allow Intermodal to significantly expand its footprint in the southeastern region. During calendar year 2016, Atlantic generated approximately $62,300 in revenue.

CST is included in our Intermodal reportable segment.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Executive Summary

Forward Air Corporation is a leading asset-light freight and logistics company. Our services are classified into four reportable segments: Expedited LTL, TLS, Intermodal and Pool Distribution.

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

Trends and Developments

Acquisitions

In January 2016, our Intermodal segment acquired certain assets of Ace for $1.7 million. The assets, liabilities, and operating results of Ace have been included in the Company's consolidated financial statements from the date of acquisition and have been assigned to the Intermodal reportable segment. In August 2016, our Intermodal segment acquired certain assets of Triumph for $10.1 million and a potential earnout of $1.3 million. These acquisitions provide an opportunity for our Intermodal segment to expand into additional geographic markets or add volumes to our existing locations.

Results from Operations
The following table sets forth our consolidated historical financial data for the three months ended March 31, 2017 and 2016 (in millions):

	Three months ended March 31
	2017	2016	Change	Percent Change
Operating revenue:
Expedited LTL	$140.6	$134.4	$6.2	4.6%
Truckload Premium Services	41.8	38.6	3.2	8.3
Pool Distribution	37.8	33.2	4.6	13.9
Intermodal	28.3	24.6	3.7	15.0
Eliminations and other operations	(1.5)	(1.3)	(0.2)	15.4
Operating revenue	247.0	229.5	17.5	7.6
Operating expenses:
Purchased transportation	103.1	96.5	6.6	6.8
Salaries, wages, and employee benefits	62.0	58.7	3.3	5.6
Operating leases	15.6	13.8	1.8	13.0
Depreciation and amortization	10.0	9.7	0.3	3.1
Insurance and claims	5.8	5.4	0.4	7.4
Fuel expense	3.7	2.9	0.8	27.6
Other operating expenses	23.6	21.1	2.5	11.8
Total operating expenses	223.8	208.1	15.7	7.5
Income from operations:
Expedited LTL	18.4	17.1	1.3	7.6
Truckload Premium Services	1.7	1.6	0.1	6.3
Pool Distribution	1.4	0.1	1.3	1,300.0
Intermodal	2.6	2.4	0.2	8.3
Other operations	(0.9)	0.2	(1.1)	(550.0)
Income from operations	23.2	21.4	1.8	8.4
Other expense:
Interest expense	(0.3)	(0.6)	0.3	(50.0)
Total other expense	(0.3)	(0.6)	0.3	(50.0)
Income before income taxes	22.9	20.8	2.1	10.1
Income taxes	8.7	7.7	1.0	13.0
Net income	$14.2	$13.1	$1.1	8.4%
During the three months ended March 31, 2017, we experienced a 7.6% increase in our consolidated revenues compared to the three months ended March 31, 2016. Operating income increased $1.8 million, or 8.4%, from 2016 to $23.2 million for the three months ended March 31, 2017.

Segment Operations

Expedited LTL's revenue increased $6.2 million, or 4.6%, while operating income increased $1.3 million, or 7.6% for the three months ended March 31, 2017, compared to the same period in 2016. The increase of Expedited LTL's revenue was the result of higher LTL volumes, increased pick up and delivery shipments and increased net fuel surcharge revenue as a result of the increase in fuel prices since the first quarter of 2016. The revenue increase was furthered by operating efficiencies, primarily in our purchased transportation and terminal operations, leading to an increase in operating income.

TLS revenue increased $3.2 million, or 8.3% and operating income increased $0.1 million, or 6.3%, for the three months ended March 31, 2017, compared to the same period in 2016. The increase in revenue and operating income was due to an increase in overall miles and new business wins. The increase of TLS operating income was partially offset by revenue per mile declining while cost per mile remained consistent.

Pool Distribution revenue increased $4.6 million, or 13.9%, while operating results increased $1.3 million for the three months ended March 31, 2017, compared to the same period in 2016.  The revenue increase was due to new business, rate increases and increased volumes. The increase in operating income was the result of improved leverage on fixed costs following the additional revenue.

Intermodal revenue increased $3.7 million, or 15.0%, and operating income increased $0.2 million, or 8.3%, for the three months ended March 31, 2017, compared to the same period in 2016. The increases in operating revenue and income were primarily attributable to the Ace and Triumph acquisitions and the positive impact of increased fuel surcharges.

Fuel Surcharge

Our net fuel surcharge revenue is the result of our fuel surcharge rates, which are set weekly using the national average for diesel price per gallon, and volume transiting our network.  During the three months ended March 31, 2017, total net fuel surcharge revenue increased 53.7% as compared to the same period in 2016, mostly due to increased fuel prices and increased volumes in the Expedited LTL and Pool Distribution segment.

Interest Expense

Interest expense was $0.3 million for the three months ended March 31, 2017 compared to $0.6 million for the same period of 2016. The decrease in interest expense was attributable to principal payments made since March 2016 on our previously outstanding term loan.

Income Taxes

The combined federal and state effective tax rate for the first quarter of 2017 was 37.8% compared to a rate of 37.1% for the same period in 2016. The higher effective tax rate for the first quarter of 2017 is the result of our implementation of new Financial Accounting Standards Board ("FASB") guidance that requires we recognize the income tax effects of share-based awards when the awards vest or are settled. Previously any income tax effect was recognized in additional paid in capital. See further discussion in the "Impact of Recent Accounting Pronouncements" section of this document.

Net Income

As a result of the foregoing factors, net income increased by $1.1 million, or 8.4%, to $14.2 million for the first quarter of 2017 compared to $13.1 million for the same period in 2016.

Expedited LTL - Three Months Ended March 31, 2017 compared to Three Months Ended March 31, 2016

The following table sets forth our historical financial data of the Expedited LTL segment for the three months ended March 31, 2017 and 2016 (in millions):

Expedited LTL Segment Information
(In millions)
(Unaudited)

	Three months ended
	March 31,	Percent of	March 31,	Percent of		Percent
	2017	Revenue	2016	Revenue	Change	Change
Operating revenue	$140.6	100.0%	$134.4	100.0%	$6.2	4.6%

Operating expenses:
Purchased transportation	55.4	39.4	53.5	39.8	1.9	3.6
Salaries, wages and employee benefits	34.9	24.8	34.9	26.0	—	—
Operating leases	9.2	6.5	8.0	5.9	1.2	15.0
Depreciation and amortization	5.6	4.0	5.5	4.1	0.1	1.8
Insurance and claims	2.9	2.1	2.8	2.1	0.1	3.6
Fuel expense	0.9	0.6	0.7	0.5	0.2	28.6
Other operating expenses	13.3	9.5	11.9	8.9	1.4	11.8
Total operating expenses	122.2	86.9	117.3	87.3	4.9	4.2
Income from operations	$18.4	13.1%	$17.1	12.7%	$1.3	7.6%

Expedited LTL Operating Statistics

	Three months ended
	March 31,	March 31,	Percent
	2017	2016	Change

Operating ratio	86.9%	87.3%	(0.5)%

Business days	64.0	64.0	—
Business weeks	12.8	12.8	—

Expedited LTL:
Tonnage
Total pounds ¹	566,454	563,727	0.5
Average weekly pounds ¹	44,254	44,041	0.5

Linehaul shipments
Total linehaul	896,311	876,476	2.3
Average weekly	70,024	68,475	2.3

Forward Air Complete shipments	210,002	177,973	18.0
As a percentage of linehaul shipments	23.4%	20.3%	15.3

Average linehaul shipment size	632	643	(1.7)

Revenue per pound [2]
Linehaul yield	$17.50	$17.86	(1.7)
Fuel surcharge impact	1.22	0.80	1.9
Forward Air Complete impact	3.81	3.07	3.4
Total Expedited LTL yield	$22.53	$21.73	3.7%

¹ - In thousands
[2] - In dollars per hundred pound; percentage change is expressed as a percent of total yield.

Revenues
Expedited LTL had operating revenue increase $6.2 million, or 4.6%, to $140.6 million from $134.4 million, accounting for 56.9% of consolidated operating revenue for the three months ended March 31, 2017 compared to 58.6% for the same period in 2016. The increase in revenue is mostly the result of increases to Forward Air Complete ("Complete") and fuel surcharge revenues. Linehaul revenue, which is the largest portion of Expedited LTL, decreased $1.6 million, or 1.6%, due to the decrease in linehaul yield noted in the preceding table, partially offset by an increase in system tonnage. The decrease in average base revenue per pound was attributable to decreased length of haul as shipments have become more regionalized. The increase in tonnage is primarily due to a full quarter impact of our February 2016 change to our dim-factor standard. This change in dim-factor standard allows us to capture more billable tonnage on certain shipments.
The $6.2 million revenue increase is primarily the result of a $4.3 million, or 25.1%, increase in Complete revenue.  The increase in Complete revenue was attributable to an increase in shipping volumes in our Expedited LTL network and a 15.3% increase in the attachment rate of Complete to linehaul shipments. Additionally, compared to the same period in 2016, net fuel surcharge revenue increased $2.4 million largely due to the increase in fuel prices and volume increases. Other terminal based revenues, which includes dedicated local pickup and delivery services, warehousing and terminal handling, increased $1.1 million, or 9.2%, to $13.0 million in the first quarter of 2017 from $11.9 million in the same period of 2016. The increase in other terminal revenue was mainly attributable to increases in local pickup and delivery.
Purchased Transportation
Expedited LTL’s purchased transportation increased by $1.9 million, or 3.6%, to $55.4 million for the three months ended March 31, 2017 from $53.5 million for the three months ended March 31, 2016. As a percentage of segment operating revenue, Expedited LTL purchased transportation was 39.4% during the three months ended March 31, 2017 compared to 39.8% for the same period in 2016. The increase in total dollars is due to a 0.7% increase in Expedited LTL cost per mile and increased complete attachment on higher linehaul volumes. Improved network efficiencies and the overall improvement in Expedited LTL yield resulted in a decrease in purchased transportation as a percentage of revenue.
Salaries, Wages, and Benefits
Salaries, wages and employee benefits of Expedited LTL was $34.9 million in the first quarter of 2017 and 2016.  Salaries, wages and employee benefits were 24.8% of Expedited LTL’s operating revenue in the first quarter of 2017 compared to 26.0% for the same period of 2016.  The decrease in salaries, wages and employee benefits as a percentage of revenue was primarily attributable to a 0.5% decrease in health insurance costs as a percentage of revenue and a 0.7% decrease in direct Expedited LTL terminal and management salaries as a percentage of revenue. The decrease in direct pay as a percentage of revenue is the impact of additional revenue on fixed salaries and improved operating efficiencies.
Operating Leases
Operating leases increased $1.2 million, or 15.0%, to $9.2 million for the three months ended March 31, 2017 from $8.0 million for the same period in 2016.  Operating leases were 6.5% of Expedited LTL operating revenue for the three months ended March 31, 2017 compared to 5.9% for the same period in 2016. The increase in cost is due to $0.8 million of additional facility lease expenses and a $0.4 million increase in truck, trailer and equipment rentals and leases. Facility leases increased due to the expansion of certain facilities. Vehicle leases increased due to the replacement of older owned power equipment with leased power equipment.
Depreciation and Amortization
Depreciation and amortization increased $0.1 million or 1.8%, to $5.6 million in the first quarter of 2017 from $5.5 million in the same period of 2016.  Depreciation and amortization expense as a percentage of Expedited LTL operating revenue was 4.0% in the first quarter of 2017 compared to 4.1% in the same period of 2016.  The decrease as a percentage of revenue was due to the increase in leased equipment mentioned above instead of purchased equipment.
Insurance and Claims
Expedited LTL insurance and claims expense increased $0.1 million, or 3.6%, to $2.9 million for the three months ended March 31, 2017 from $2.8 million for the same period of 2016.  Insurance and claims was 2.1% of operating revenue for the three months ended March 31, 2017 and 2016. The increase in dollars was partly attributable to a $0.6 million increase in insurance premiums associated with our insurance plan renewals mostly offset by decreases in claims and claim related legal and professional fees.

Fuel Expense
Expedited LTL fuel expense increased $0.2 million, or 28.6%, to $0.9 million for the first quarter of 2017 from $0.7 million in the same period of 2016.  Fuel expenses were 0.6% of Expedited LTL operating revenue in the first quarter of 2017 compared to 0.5% in the first quarter of 2016.  Expedited LTL fuel expenses increased due to an increase in year-over-year fuel prices.
Other Operating Expenses
Other operating expenses increased $1.4 million, or 11.8%, to $13.3 million during the three months ended March 31, 2017 from $11.9 million in the same period of 2016.  Other operating expenses were 9.5% of Expedited LTL operating revenue in the first quarter of 2017 compared to 8.9% in the same period of 2016. The increase in total dollars and as percentage of revenue was primarily the result of a $0.3 million increase in losses on disposed assets, a $0.3 million increase in professional fees and a $0.2 million increase in bad debt reserves. The remaining increase is due to increases in terminal and network costs resulting from increased revenue volumes discussed previously.
Income from Operations
Income from operations increased by $1.3 million, or 7.6%, to $18.4 million for the first quarter of 2017 compared with $17.1 million for the same period in 2016.  Income from operations as a percentage of Expedited LTL operating revenue was 13.1% for the three months ended March 31, 2017 compared with 12.7% in the same period of 2016. Improvement in income from operations was generated by purchased transportation and dock efficiencies, increased net fuel surcharge revenue, increased Complete activity and a full quarter of the first quarter 2016 change to our dim-factor standard.

Expedited Truckload Services - Three Months Ended March 31, 2017 compared to Three Months Ended March 31, 2016

The following table sets forth our historical financial data of the Expedited Truckload Services segment for the three months ended March 31, 2017 and 2016 (in millions):

Truckload Premium Services Segment Information
(In millions)
(Unaudited)

	Three months ended
	March 31,	Percent of	March 31,	Percent of		Percent
	2017	Revenue	2016	Revenue	Change	Change
Operating revenue	$41.8	100.0%	$38.6	100.0%	$3.2	8.3%

Operating expenses:
Purchased transportation	29.3	70.1	26.5	68.6	2.8	10.6
Salaries, wages and employee benefits	5.2	12.4	5.0	13.0	0.2	4.0
Operating leases	0.1	0.3	0.1	0.3	—	—
Depreciation and amortization	1.5	3.6	1.7	4.4	(0.2)	(11.8)
Insurance and claims	1.1	2.6	0.9	2.3	0.2	22.2
Fuel expense	0.8	1.9	0.6	1.6	0.2	33.3
Other operating expenses	2.1	5.0	2.2	5.7	(0.1)	(4.5)
Total operating expenses	40.1	95.9	37.0	95.9	3.1	8.4
Income from operations	$1.7	4.1%	$1.6	4.1%	$0.1	6.3%

Truckload Premium Services Operating Statistics

	Three months ended
	March 31,	March 31,	Percent
	2017	2016	Change

Company driver [1]	1,907	1,769	7.8%
Owner operator [1]	11,743	12,052	(2.6)
Third party [1]	9,082	7,074	28.4
Total Miles	22,732	20,895	8.8

Revenue per mile	$1.79	$1.81	(1.1)

Cost per mile	$1.38	$1.38	—%

¹ - In thousands

Revenues

TLS revenue increased $3.2 million, or 8.3%, to $41.8 million in the first quarter of 2017 from $38.6 million in the first quarter of 2016.  TLS revenue increased due to an 8.8% increase in overall miles on new business wins. TLS had a 1.1% decrease in average revenue per mile on a decrease in pharmaceutical revenue which historically has a higher revenue per mile than traditional truckload business.

Purchased Transportation

Purchased transportation costs for our TLS revenue increased $2.8 million, or 10.6%, to $29.3 million for the three months ended March 31, 2017 from $26.5 million for the same period in 2016. For the three months ended March 31, 2017, TLS purchased transportation costs represented 70.1% of TLS revenue compared to 68.6% for the same period in 2016.  The increase in TLS purchased transportation was attributable to a 8.9% increase in non-Company miles driven and a 1.0% increase in cost per mile during the three months ended March 31, 2017 compared to the same period in 2016. The increase in TLS non-Company miles driven was attributable to the business wins discussed above. The increase in cost per mile was due to TLS utilizing third party transportation to cover the additional miles, which are more costly than owner operators. The increase in TLS purchased transportation as a percentage of revenue was attributable to TLS cost per mile not decreasing despite the previously discussed decline in TLS revenue per mile.
Salaries, Wages, and Benefits

Salaries, wages and employee benefits of TLS increased by $0.2 million, or 4.0%, to $5.2 million in the first quarter of 2017 from $5.0 million in the same period of 2016.  Salaries, wages and employee benefits were 12.4% of TLS’s operating revenue in the first quarter of 2017 compared to 13.0% for the same period of 2016.  The decrease in salaries, wages and employee benefits as a percentage of revenue was mostly attributable to the increase in revenue outpacing the increase in pay to Company drivers and office staff.
Depreciation and Amortization

Depreciation and amortization decreased $0.2 million, or 11.8%, to $1.5 million in the first quarter of 2017 from $1.7 million in the same period of 2016.  Depreciation and amortization expense as a percentage of TLS operating revenue was 3.6% in the first quarter of 2017 compared to 4.4% in the same period of 2016.  The decrease was due to the impairment of TQI intangible assets in the second quarter of 2016 leading to lower amortization expense. This decrease was partially offset by increased trailer depreciation on trailers purchased since the first quarter of 2016.
Insurance and Claims

TLS insurance and claims expense increased $0.2 million, or 22.2%, to $1.1 million for the three months ended March 31, 2017 from $0.9 million for the same period of 2016.  Insurance and claims were 2.6% of operating revenue for the three months ended March 31, 2017 compared to 2.3% in the same period of 2016. The increase was due to higher vehicle insurance premiums associated with our insurance plan renewals.
Fuel Expense

TLS fuel expense increased $0.2 million, or 33.3%, to $0.8 million for the first quarter of 2017 from $0.6 million for the same period of 2016.  Fuel expense as a percentage of TLS operating revenue was 1.9% in the first quarter of 2017 compared to 1.6% in the same period of 2016. The increase as a percentage of revenue was mostly attributable to an increase in year-over-year fuel prices and the increase in Company driver miles.
Other Operating Expenses

Other operating expenses decreased $0.1 million, or 4.5%, to $2.1 million during the three months ended March 31, 2017 from $2.2 million in the same period of 2016.  Other operating expenses were 5.0% of TLS operating revenue in the first quarter of 2016 compared to 5.7% in the same period of 2016.  The decline in other operating expenses was due to a decline in recruiting fees and maintenance costs, partly offset by higher tolls on the increase in miles driven.
Income from Operations
Income from operations increased by $0.1 million, or 6.3%, to $1.7 million during the first quarter of 2017 compared with $1.6 million of income from operations for the same period in 2016.  The improvement in income from operations was primarily due to lower amortization expense partly offset by a decline in revenue per mile.

Pool Distribution - Three Months Ended March 31, 2017 compared to Three Months Ended March 31, 2016

The following table sets forth our historical financial data of the Pool Distribution segment for the three months ended March 31, 2017 and 2016 (in millions):

Pool Distribution Segment Information
(In millions)
(Unaudited)

	Three months ended
	March 31,	Percent of	March 31,	Percent of		Percent
	2017	Revenue	2016	Revenue	Change	Change
Operating revenue	$37.8	100.0%	$33.2	100.0%	$4.6	13.9%

Operating expenses:
Purchased transportation	9.9	26.2	8.9	26.8	1.0	11.2
Salaries, wages and employee benefits	14.4	38.1	12.7	38.3	1.7	13.4
Operating leases	3.2	8.5	2.9	8.7	0.3	10.3
Depreciation and amortization	1.8	4.7	1.5	4.5	0.3	20.0
Insurance and claims	1.0	2.6	1.2	3.6	(0.2)	(16.7)
Fuel expense	1.2	3.2	1.0	3.0	0.2	20.0
Other operating expenses	4.9	13.0	4.9	14.8	—	—
Total operating expenses	36.4	96.3	33.1	99.7	3.3	10.0
Income from operations	$1.4	3.7%	$0.1	0.3%	$1.3	1,300.0%

Revenues

Pool Distribution (Pool) operating revenue increased $4.6 million, or 13.9%, to $37.8 million for the three months ended March 31, 2017 from $33.2 million for the same period in 2016.  The increase was attributable to new customer business wins, current year rate increases and increased volume from previously existing customers.
Purchased Transportation

Pool purchased transportation increased $1.0 million, or 11.2%, to $9.9 million for the three months ended March 31, 2017 compared to $8.9 million for the same period of 2016.  Pool purchased transportation as a percentage of revenue was 26.2% for the three months ended March 31, 2017 compared to 26.8% for the same period of 2016.  The improvement in Pool purchased transportation as a percentage of revenue was attributable to an increased utilization of owner operators over more costly third party carriers and revenue increases associated with rate increases.
Salaries, Wages, and Benefits

Pool salaries, wages and employee benefits increased $1.7 million, or 13.4%, to $14.4 million for the three months ended March 31, 2017 compared to $12.7 million for the same period of 2016.  As a percentage of Pool operating revenue, salaries, wages and benefits decreased to 38.1% for the three months ended March 31, 2017 compared to 38.3% for the same period in 2016.   The decrease in salaries, wages and benefits as a percentage of revenue was the result of decreases in Company driver pay, administrative salaries, wages and benefits and workers' compensation costs as a percentage of revenue. These costs benefited from the revenue volumes discussed above. These decreases were mostly offset by an increase in dock pay as a percentage of revenue. Dock pay deteriorated as a percentage of revenue as increasing revenue volumes required the use of more costly contract labor.
Operating Leases

Operating leases increased $0.3 million, or 10.3%, to $3.2 million for the three months ended March 31, 2017 from $2.9 million for the same period in 2016.  Operating leases were 8.5% of Pool operating revenue for the three months ended March 31, 2017 compared with 8.7% in the same period of 2016.  Operating leases increased due to additional truck leases and rentals used to provide capacity for additional business wins throughout the network.
Depreciation and Amortization

Pool depreciation and amortization increased $0.3 million, or 20.0%, to $1.8 million for the three months ended March 31, 2017 from $1.5 million for the same period in 2016. Depreciation and amortization expense as a percentage of Pool operating revenue was 4.7% in the first quarter of 2017 compared to 4.5% in the same period of 2016. The increase in Pool depreciation and amortization is to due to the allocation of trailer depreciation, which reflect Pool's increased utilization of our trailer fleet.
Insurance and Claims

Pool insurance and claims expense decreased $0.2 million, or 16.7%, to $1.0 million for the the three months ended March 31, 2017 from $1.2 million for the same period of 2016.  Insurance and claims were 2.6% of operating revenue for the three months ended March 31, 2017 compared to 3.6% in the same period of 2016. The decrease was due to a $0.2 million decrease in cargo claims and claims related fees.
Fuel Expense

Pool fuel expense increased $0.2 million, or 20.0%, to $1.2 million for the first quarter of 2017 from $1.0 million in the same period of 2016.  Fuel expenses were 3.2% of Pool operating revenue in the first quarter of 2017 compared to 3.0% in the first quarter of 2016.  Pool fuel expenses increased due to an increase in year-over-year fuel prices and higher revenue volumes. These increases were partially offset by increased utilization of owner operators.
Other Operating Expenses

Pool other operating expenses were $4.9 million for the three months ended March 31, 2017 and 2016.  Pool other operating expenses for the first quarter of 2017 were 13.0% compared to 14.8% for the same period of 2016.  The decrease in percentage of revenue is due to improved margins of agent stations. This decrease was partly offset by increases in equipment maintenance and terminal expenses associated with the volume increases discussed previously.
Income from Operations

Income from operations increased to $1.4 million for the first quarter of 2017 compared with $0.1 million for the same period in 2016.  Income from operations as a percentage of Pool operating revenue was 3.7% for the three months ended March 31, 2017 compared to 0.3% for the same period of 2016.  The improvement in Pool operating results was primarily the result of increased revenue volumes, current year rate increases, the reduction of cargo claims, agent station margin improvements and purchased transportation efficiencies.

Intermodal - Three Months Ended March 31, 2017 compared to Three Months Ended March 31, 2016

The following table sets forth our historical financial data of the Intermodal segment for the three months ended March 31, 2017 and 2016 (in millions):

Intermodal Segment Information
(In millions)
(Unaudited)

	Three months ended
	March 31,	Percent of	March 31,	Percent of		Percent
	2017	Revenue	2016	Revenue	Change	Change
Operating revenue	$28.3	100.0%	$24.6	100.0%	$3.7	15.0%

Operating expenses:
Purchased transportation	9.7	34.3	8.4	34.1	1.3	15.5
Salaries, wages and employee benefits	6.7	23.7	6.0	24.4	0.7	11.7
Operating leases	3.1	10.9	3.0	12.2	0.1	3.3
Depreciation and amortization	1.1	3.9	0.9	3.7	0.2	22.2
Insurance and claims	0.8	2.8	0.8	3.2	—	—
Fuel expense	0.7	2.5	0.6	2.4	0.1	16.7
Other operating expenses	3.6	12.7	2.5	10.2	1.1	44.0
Total operating expenses	25.7	90.8	22.2	90.2	3.5	15.8
Income from operations	$2.6	9.2%	$2.4	9.8%	$0.2	8.3%

Revenues

Intermodal operating revenue increased $3.7 million, or 15.0%, to $28.3 million for the three months ended March 31, 2017 from $24.6 million for the same period in 2016.  The increases in operating revenue were primarily attributable to the acquisition of Ace and Triumph, the impact of increased fuel surcharges and increased rental and storage revenues.

Purchased Transportation

Intermodal purchased transportation increased $1.3 million, or 15.5%, to $9.7 million for the three months ended March 31, 2017 from $8.4 million for the same period in 2016.  Intermodal purchased transportation as a percentage of revenue was 34.3% for the three months ended March 31, 2017 compared to 34.1% for the three months ended March 31, 2016.  The increase in Intermodal purchased transportation as a percentage of revenue was attributable to higher utilization of owner-operators as opposed to Company-employed drivers in select markets. The increase as a percentage of revenue was partly offset by a change in business mix as revenues, such as rental and storage revenues, that do not utilize purchased transportation increased in the first quarter of 2017 compared to the same period of 2016.

Salaries, Wages, and Benefits

Intermodal salaries, wages and employee benefits increased $0.7 million, or 11.7%, to $6.7 million for the three months ended March 31, 2017 compared to $6.0 million for the three months ended March 31, 2016.  As a percentage of Intermodal operating revenue, salaries, wages and benefits decreased to 23.7% for the three months ended March 31, 2017 compared to 24.4% for the same period in 2016. The improvement in salaries, wages and employee benefits as a percentage of revenue is attributable to less reliance on Company-employed drivers.

Operating Leases

Operating leases increased $0.1 million, or 3.3%, to $3.1 million for the three months ended March 31, 2017 compared to $3.0 million for the same period of 2016.  Operating leases were 10.9% of Intermodal operating revenue for the three months ended March 31, 2017 compared with 12.2% in the same period of 2016.  Operating leases decreased as a percentage of revenue due to reduced usage of truck rentals as Intermodal increased utilization of owner-operators. This reduction was partly offset by increases to facility rent from additional facilities assumed with the acquisitions.

Depreciation and Amortization

Depreciation and amortization increased $0.2 million, or 22.2%, to $1.1 million for the three months ended March 31, 2017 compared to $0.9 million for the same period in 2016. Depreciation and amortization expense as a percentage of Intermodal operating revenue was 3.9% in the first quarter of 2017 compared to 3.7% in the same period of 2016. The higher depreciation and amortization was due to increased tractors and intangible assets acquired from Triumph.

Insurance and Claims

Intermodal insurance and claims was $0.8 million for the three months ended March 31, 2017 and 2016. Intermodal insurance and claims were 2.8% of operating revenue for the three months ended March 31, 2017 compared with 3.2% for the same period in 2016. The decrease in Intermodal insurance and claims as a percentage of revenue was attributable to reduced accident damage repairs and lower claims.

Fuel Expense

Intermodal fuel expense increased $0.1 million, or 16.7%, to $0.7 million for the first quarter of 2017 from $0.6 million in the same period of 2016.  Fuel expenses were 2.5% of Intermodal operating revenue in the first quarter of 2017 compared to 2.4% in the first quarter of 2016.  Intermodal fuel expenses increased due to an increase in year-over-year fuel prices and higher revenue volumes. These increases were partially offset by increased utilization of owner operators.
Other Operating Expenses
Intermodal other operating expenses increased $1.1 million, or 44.0%, to $3.6 million for the three months ended March 31, 2017 compared to $2.5 million for the same period of 2016.  Intermodal other operating expenses for the first quarter of 2017 were 12.7% compared to 10.2% for the same period of 2016.  The increase in Intermodal other operating expenses was due mostly to a $0.6 million increase in container related rental and storage charges associated with revenue increases discussed previously. The remaining increase was due to increasing terminal expenses and other variable costs, such as maintenance and tolls, corresponding with the increase in revenue.
Income from Operations
Intermodal’s income from operations increased by $0.2 million, or 8.3%, to $2.6 million for the first quarter of 2017 compared with $2.4 million for the same period in 2016.  Income from operations as a percentage of Intermodal operating revenue was 9.2% for the three months ended March 31, 2017 compared to 9.8% in the same period of 2016.  The increase in operating income was primarily attributable to the Ace and Triumph acquisitions. The decrease in income from operations as a percentage of revenue was attributable to increased depreciation and amortization associated with Intermodal's 2016 acquisitions and increased container related revenue which has a notably lower margin.

Other Operations

Other operating activity deteriorated from a $0.2 million operating income during the three months ended March 31, 2016 to a $0.9 million operating loss during the three months ended March 31, 2017. The three months ended March 31, 2017 includes $0.5 million of executive severance costs and $0.4 million in reserves for loss development factors resulting from increased vehicle and workers' compensation claims activity. These loss development adjustments were kept at the corporate level and not passed through to our segments.

The $0.2 million in operating income included in other operations and corporate activities for the three months ended March 31, 2016 was primarily for reductions to loss development factors related to vehicle and workers' compensation claims. These loss development adjustments were kept at the corporate level and not passed through to our segments.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”).  The preparation of financial statements in accordance with GAAP requires our management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes.  Our estimates and assumptions are based on historical experience and changes in the business environment.  However, actual results may differ from estimates under different conditions, sometimes materially.  Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results and require management’s most subjective judgments.  A summary of significant accounting policies is disclosed in Note 1 to the Consolidated Financial Statements included in our 2016 Annual Report on Form 10-K. Our critical accounting policies are further described under the caption “Discussion of Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2016 Annual Report on Form 10-K.

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

Impact of Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued guidance that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital ("APIC") pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. We adopted this guidance in January 2017 and the elimination of APIC pools resulted in approximately $0.3 million of additional income tax expense during the first quarter of 2017. This guidance has been applied prospectively and no prior periods have been adjusted.

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

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital expenditures, with cash flows from operations and borrowings under our bank lines of credit. Net cash provided by operating activities totaled approximately $37.1 million for the three months ended March 31, 2017 compared to approximately $37.4 million for the three months ended March 31, 2016. The $0.3 million decrease in cash provided by operating activities is mainly attributable to a $3.0 million decrease in net earnings after consideration of non-cash items and a $4.9 million decrease in cash collected from accounts receivable. These decreases were net of a $7.5 million improvement in cash used to fund accounts payable and prepaid assets. The improvements in cash used for accounts payable and prepaid assets is mainly attributable to reduced estimated income tax payments. The decrease in cash received from accounts receivables is attributable to the increase in revenue in the first quarter of 2017 from the first quarter of 2016 resulting in increased accounts receivable that are still pending collections.

Net cash used in investing activities was approximately $1.7 million for the three months ended March 31, 2017 compared with approximately $4.2 million during the three months ended March 31, 2016. Investing activities during the three months ended March 31, 2017 consisted primarily of net capital expenditures of $1.9 million primarily for new computer hardware and internally developed software.  Investing activities during the three months ended March 31, 2016 consisted primarily of $1.7 million used to acquire Ace, which rolled into the Intermodal segment, and net capital expenditures of $2.5 million primarily for new computer hardware and internally developed software. The proceeds from disposal of property and equipment during the three months ended March 31, 2017 and 2016 were primarily from sales of older trailers and vehicles.

Net cash used in financing activities totaled approximately $29.5 million for the three months ended March 31, 2017 compared with net cash used in financing activities of $28.5 million for the three months ended March 31, 2016.  The $1.0 million change in cash from financing activities was attributable to a $13.9 million increase in payments on the term loan partly offset by $13.0 million borrowing from our revolving credit facility. Additionally, there was a $0.8 million increase in cash from employee stock transactions. This increase was mostly offset by a $0.9 million increase in our quarterly cash dividend. The three months ended March 31, 2017 and 2016 also included $10.0 million used to repurchase shares of our common stock.

On February 4, 2015, we entered into a five-year senior, unsecured credit facility (the “Facility”) with a maximum aggregate principal amount of $275.0 million, including a revolving credit facility of $150.0 million and a term loan facility of $125.0 million. The revolving credit facility has a sublimit of $25.0 million for letters of credit and a sublimit of $15.0 million for swing line loans. The revolving credit facility is scheduled to expire in February 2020 and may be used to refinance our existing indebtedness and for working capital, capital expenditures and other general corporate purposes. Unless we elect otherwise under the credit agreement, interest on borrowings under the Facility are based on the highest of (a) the federal funds rate plus 0.5%, (b) the administrative agent's prime rate and (c) the LIBOR Rate plus 1.0%, in each case plus a margin that can range from 0.1% to 0.6% with respect to the term loan facility and from 0.3% to 0.8% with respect to the revolving credit facility depending on our ratio of consolidated funded indebtedness to earnings as set forth in the credit agreement. The Facility contains financial covenants and other covenants that, among other things, restrict our ability, without the approval of the lenders, to engage in certain mergers, consolidations, asset sales, investments, transactions or to incur liens or indebtedness, as set forth in the credit agreement. As of March 31, 2017, we had $13.0 million in borrowings outstanding under the revolving credit facility, $7.5 million utilized for outstanding letters of credit and $129.5 million of available borrowing capacity under the revolving credit facility.  The interest rate on the outstanding borrowing under the revolving credit facility was 2.2% at March 31, 2017.

In March 2015, we borrowed $125.0 million on the available term loan facility. The term loan was payable in quarterly installments of 11.1% of the original principal amount of the term loan plus accrued and unpaid interest, and matured in March 2017.

On July 21, 2016, our Board of Directors approved a stock repurchase authorization for up to three million shares of the Company’s common stock. During the three months ended March 31, 2017, we repurchased 204,809 for $10.0 million, or $48.81 per share. During the three months ended March 31, 2016, we repurchased 232,944 for $10.0 million, or $42.91 per share. The repurchases made for the three months ended March 31, 2016 were made under a previous share repurchase plan approved by our Board of Directors on February 7, 2014. This plan was cancelled and replaced on July 21, 2016. As of March 31, 2017, 2,561,675 shares remain to be purchased on the 2016 Plan.

During the fourth quarter of 2016 and the first quarter of 2017, our Board of Directors declared a cash dividend of $0.15 per share of common stock. During the first, second and third quarter of 2016, our Board of Directors declared a cash dividend of $0.12 per share of common stock. We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.
We believe that our available cash, investments, expected cash generated from future operations and borrowings under the available credit facility will be sufficient to satisfy our anticipated cash needs for at least the next twelve months.

Forward-Looking Statements

This report contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. In this Form 10-Q, forward-looking statements include, but are not limited to, any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements regarding future insurance and claims; any statements concerning proposed or intended new services or developments; any statements regarding intended expansion through acquisition or greenfield startups; any statements regarding future economic conditions or performance; and any statements of belief and any statements of assumptions underlying any of the foregoing. Some forward-looking statements may be identified by use of such terms as “believes,” “anticipates,” “intends,” “plans,” “estimates,” “projects” or “expects.”  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  The following is a list of factors, among others, that could cause actual results to differ materially from those contemplated by the forward-looking statements: economic factors such as recessions, inflation, higher interest rates and downturns in customer business cycles, our inability to maintain our historical growth rate because of a decreased volume of freight moving through our network or decreased average revenue per pound of freight moving through our network, increasing competition and pricing pressure, surplus inventories, loss of a major customer, the creditworthiness of our customers and their ability to pay for services rendered, our ability to secure terminal facilities in desirable locations at reasonable rates, the inability of our information systems to handle an increased volume of freight moving through our network, changes in fuel prices, claims for property damage, personal injuries or workers’ compensation, employment matters including rising health care costs, enforcement of and changes in governmental regulations, environmental and tax matters, the handling of hazardous materials, the availability and compensation of qualified independent owner-operators and freight handlers needed to serve our transportation needs and our inability to successfully integrate acquisitions. As a result of the foregoing, no assurance can be given as to future financial condition, cash flows or results of operations.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk related to our outstanding debt is not significant and has not changed materially since December 31, 2016.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A summary of factors which could affect results and cause results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf, are further described under the caption “Risk Factors” in the Business portion of our 2016 Annual Report on Form 10-K. There have been no changes in the nature of these factors since December 31, 2016.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On July 21, 2016, our Board of Directors approved a stock repurchase authorization for up to three million shares of the Company’s common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced 2016 Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
January 1-31, 2017	204,809	$49	204,809	2,561,675
February 1-28, 2017	—	—	—	—
March 1-31, 2017	—	—	—	—
Total	204,809	$49	204,809	2,561,675

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

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

10.1	Form of Performance Share Agreement under registrant's 2016 Omnibus Compensation Plan
10.2	Executive Mortgage Assistance Agreement, dated January 23, 2017, by and between the registrant and Michael J. Morris
10.3	Severance Agreement, dated March 24, 2017, by and between the registrant and Rodney L. Bell
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Forward Air Corporation
Date: April 27, 2017	By:	/s/ Michael J. Morris
Michael J. Morris Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer)

By:	/s/ Michael P. McLean
Michael P. McLean Chief Accounting Officer, Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

No.	Exhibit
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

10.1	Form of Performance Share Agreement under registrant's 2016 Omnibus Compensation Plan
10.2	Executive Mortgage Assistance Agreement, dated January 23, 2017, by and between the registrant and Michael J. Morris
10.3	Severance Agreement, dated March 24, 2017, by and between the registrant and Rodney L. Bell
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase