Form 10-Q
period 2017-06-30
FORWARD AIR CORP
filed 2017-07-27
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2017
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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of July 24, 2017 was 30,297,908.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited).

Forward Air Corporation
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)
(Unaudited)
	June 30, 2017	December 31, 2016
Assets
Current assets:
Cash	$10,090	$8,511
Accounts receivable, less allowance of $1,329 in 2017 and $1,714 in 2016	123,535	116,602
Other current assets	14,526	11,157
Total current assets	148,151	136,270

Property and equipment	375,069	379,021
Less accumulated depreciation and amortization	185,510	178,816
Total property and equipment, net	189,559	200,205
Goodwill and other acquired intangibles:
Goodwill	191,535	184,675
Other acquired intangibles, net of accumulated amortization of $66,303 in 2017 and $61,334 in 2016	116,231	106,650
Total net goodwill and other acquired intangibles	307,766	291,325
Other assets	14,211	13,491
Total assets	$659,687	$641,291

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$17,642	$18,012
Accrued expenses	34,921	31,833
Income taxes payable	1,629	70
Current portion of debt and capital lease obligations	462	28,012
Total current liabilities	54,654	77,927

Long-term debt and capital lease obligations, less current portion	20,983	725
Other long-term liabilities	22,148	21,699
Deferred income taxes	42,665	41,871

Shareholders’ equity:
Preferred stock	—	—
Common stock, $0.01 par value: Authorized shares - 50,000,000, Issued and outstanding shares - 30,093,918 in 2017 and 30,090,335 in 2016	301	301
Additional paid-in capital	188,663	179,512
Retained earnings	330,273	319,256
Total shareholders’ equity	519,237	499,069
Total liabilities and shareholders’ equity	$659,687	$641,291

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Operating revenue	$267,518	$238,637	$514,499	$468,185

Operating expenses:
Purchased transportation	115,609	99,267	218,692	195,743
Salaries, wages and employee benefits	64,402	57,018	126,399	115,695
Operating leases	14,796	14,601	30,397	28,469
Depreciation and amortization	10,219	9,341	20,252	19,009
Insurance and claims	7,730	6,648	13,536	12,044
Fuel expense	3,671	2,999	7,351	5,960
Other operating expenses	21,282	20,669	44,875	41,766
Impairment of goodwill, intangibles and other assets	—	42,442	—	42,442
Total operating expenses	237,709	252,985	461,502	461,128
Income (loss) from operations	29,809	(14,348)	52,997	7,057

Other income (expense):
Interest expense	(236)	(461)	(518)	(1,015)
Other, net	18	(117)	(8)	(145)
Total other income (expense)	(218)	(578)	(526)	(1,160)
Income (loss) before income taxes	29,591	(14,926)	52,471	5,897
Income tax expense (benefit)	10,041	(4,860)	18,678	2,864
Net income (loss) and comprehensive income (loss)	$19,550	$(10,066)	$33,793	$3,033

Net income (loss) per share:
Basic	$0.65	$(0.33)	$1.12	$0.10
Diluted	$0.64	$(0.33)	$1.11	$0.10

Dividends per share:	$0.15	$0.12	$0.30	$0.24

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended
	June 30, 2017	June 30, 2016

Operating activities:
Net income	$33,793	$3,033
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	20,252	19,009
Impairment of goodwill, intangible and other assets	—	42,442
Share-based compensation	4,026	4,111
Loss on disposal of property and equipment	507	90
Provision for loss (recovery) on receivables	257	(12)
Provision for revenue adjustments	1,468	1,205
Deferred income tax	794	881
Excess tax benefit for stock options exercised	—	(87)
Changes in operating assets and liabilities
Accounts receivable	(8,658)	(1,284)
Other current assets	(3,978)	(3,536)
Accounts payable and accrued expenses	3,520	(4,646)
Net cash provided by operating activities	51,981	61,206

Investing activities:
Proceeds from disposal of property and equipment	1,339	1,100
Purchases of property and equipment	(4,662)	(16,040)
Acquisition of business, net of cash acquired	(22,500)	(1,700)
Other	512	(601)
Net cash used in investing activities	(25,311)	(17,241)

Financing activities:
Payments of debt and capital lease obligations	(42,433)	(27,883)
Proceeds from senior credit facility	35,000	—
Proceeds from exercise of stock options	4,892	1,094
Payments of cash dividends	(9,082)	(7,334)
Repurchase of common stock (repurchase program)	(11,995)	(19,991)
Common stock issued under employee stock purchase plan	226	215
Excess tax benefit for stock options exercised	—	87
Cash settlement of share-based awards for tax withholdings	(1,699)	(1,786)
Net cash used in financing activities	(25,091)	(55,598)
Net increase (decrease) in cash	1,579	(11,633)
Cash at beginning of period	8,511	33,312
Cash at end of period	$10,090	$21,679

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2017

1.    Description of Business and Basis of Presentation

Forward Air Corporation is a leading asset-light freight and logistics company. Forward Air Corporation's ("the Company", "We", "Our") services can be classified into four principal reportable segments: Expedited LTL, Truckload Premium Services ("TLS"), Intermodal and Pool Distribution ("Pool") (See note 11).

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company’s operating results are subject to seasonal trends when measured on a quarterly basis; therefore operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and notes thereto included in the Forward Air Corporation Annual Report on Form 10-K for the year ended December 31, 2016.

The accompanying unaudited condensed consolidated financial statements of the Company include Forward Air Corporation and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior period financial information to conform to the current year presentation.

2.    Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued guidance that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital ("APIC") pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for, and we elected, to account for forfeitures as they occur rather than on an estimated basis. We adopted this guidance in January 2017 and the elimination of APIC pools resulted in approximately $175 of income tax benefit during the six months ended June 30, 2017. This guidance has been applied prospectively and no prior periods have been adjusted.

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

In May 2014, the FASB issued guidance on revenue from contracts with customers that will supersede most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2017

goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017. The guidance permits the use of either a full retrospective or modified retrospective adoption approach with a cumulative effect adjustment recorded in either scenario as necessary upon transition. Based on a review of our customer shipping arrangements, we currently believe the implementation of this standard will change our revenue recognition policy from recognizing revenue upon shipment completion to recognizing revenue over time based on the progress toward completion of shipments in transit at each period end.  While the timing of revenue recognition will be accelerated, due to the short duration of our transit times the anticipated impact on our consolidated financial position, revenue, results from operations is expected to be minor.  However, we have not determined our transition method as we are still evaluating our principal versus agent relationships which could impact our classification of certain costs.  Once this presentation is determined, we will finalize our transition method.

3.    Acquisitions and Goodwill

Acquisition of Atlantic, Triumph and Ace

As part of the Company's strategy to expand its Intermodal operations, in May 2017, we acquired certain assets of Atlantic Trucking Company, Inc., Heavy Duty Equipment Leasing, LLC, Atlantic Logistics, LLC and Transportation Holdings, Inc. (together referred to as “Atlantic” in this note) for $22,500 and a potential earnout of $1,000. The acquisition was funded by a combination of cash on hand and funds from our revolving credit facility. Atlantic was a privately held provider of intermodal, drayage and related services headquartered in Charleston, South Carolina. It also has terminal operations in Atlanta, Charlotte, Houston, Jacksonville, Memphis, Nashville, Norfolk and Savannah. These locations allow Intermodal to significantly expand its footprint in the southeastern region. During the year ended December 31, 2016, Atlantic generated approximately $62,300 in revenue.
In August 2016, we also acquired certain assets of Triumph Transport, Inc. and Triumph Repair Service, Inc. (together referred to as “Triumph”) for $10,100 and a potential earnout of $1,250. The assets, liabilities, and operating results of Triumph have been included in the Company's consolidated financial statements from the date of acquisition and have been assigned to the Intermodal reportable segment. In January 2016, the Company also acquired certain assets of Ace Cargo, LLC ("Ace") for $1,700.
The assets, liabilities, and operating results of Atlantic, Triumph and Ace have been included in the Company's consolidated financial statements from the respective dates of acquisition and have been assigned to the Intermodal reportable segment. During the second quarter of 2017, Atlantic contributed $8,438 in revenue and $339 in operating income.
Allocations of Purchase Prices
The following table presents the allocations of the Atlantic, Triumph and Ace purchase prices to the assets acquired and liabilities assumed based on their estimated fair values and resulting residual goodwill (in thousands):

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2017

	Atlantic	Triumph & Ace
	May 7, 2017	2016
Tangible assets:
Property and equipment	$1,821	$1,294
Total tangible assets	1,821	1,294
Intangible assets:
Non-compete agreements	1,150	139
Customer relationships	13,400	5,335
Goodwill	6,860	6,282
Total intangible assets	21,410	11,756
Total assets acquired	23,231	13,050

Liabilities assumed:
Other liabilities	590	1,250
Debt and capital lease obligations	141	—
Total liabilities assumed	731	1,250
Net assets acquired	$22,500	$11,800
The above purchase price allocation for Atlantic is preliminary, as the Company is still in the process of finalizing the valuation of the acquired assets and liabilities assumed. The above estimated fair values of assets acquired and liabilities assumed for Atlantic are based on the information that was available as of the acquisition date through the date of this filing. The acquired definite-lived intangible assets have the following useful lives:

Useful Lives
	Atlantic	Triumph & Ace
Customer relationships	15 years	15 years
Non-compete agreements	5 years	5 years
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
Escrow Funds

In 2015, the Company acquired CLP Towne Inc. (“Towne”) resulting in Towne becoming an indirect, wholly-owned subsidiary of the Company. At the time of acquisition $16,500 of the total purchase price was placed into an escrow account, to settle any shortfall in Towne’s net working capital and to be available for a period of time to settle certain possible claims against Towne’s common stockholders for indemnification. During the second quarter of 2017, we received $2,525 from this escrow for reimbursement of various claims. Approximately $1,621 was credited to operating leases and other operating expenses during the three months ended June 30, 2017 to offset related costs incurred in previous periods. The remaining $904 was used to establish reserves for various pending claims.

Goodwill

The Company conducted its annual impairment assessments and tests of goodwill for each reporting unit as of June 30, 2017 and no impairment charges were required. The first step of the goodwill impairment test is the Company's assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the reporting unit's carrying amount, including goodwill. When performing the qualitative assessment, the Company considers the impact of factors including, but not limited to, macroeconomic and industry conditions, overall financial performance of each reporting unit, litigation and new legislation. If based on the qualitative assessments, the Company believes it more likely than not that the fair value of a

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2017

reporting unit is less than the reporting unit's carrying amount, or periodically as deemed appropriate by management, the Company will prepare an estimation of the respective reporting unit's fair value utilizing a quantitative approach.  If a quantitative fair value estimation is required, the Company estimates the fair value of the applicable reporting units, using a combination of discounted projected cash flows and market valuations for comparable companies as of the valuation date.  The Company's inputs into the fair value estimates for goodwill are classified within level 3 of the fair value hierarchy as defined in the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“the FASB Codification”). If this estimation of fair value indicates that impairment potentially exists, the Company will then measure the amount of the impairment, if any.  Goodwill impairment exists when the estimated implied fair value of goodwill is less than its carrying value.  Changes in strategy or market conditions could significantly impact these fair value estimates and require adjustments to recorded asset balances.

We have five reporting units - Expedited LTL, TLX Forward Air, Intermodal, Pool Distribution and Total Quality, Inc. ("TQI"). The TLX Forward Air and the TQI reporting units are assigned to the Truckload Premium Services reporting segment. Currently, there is no goodwill assigned to the TLX Forward Air reporting unit.

In 2016, due to the financial performance of the Total Quality, Inc. ("TQI") reporting unit falling notably short of previous projections, declining revenue from significant customers and strategic initiatives not having the required impact on financial results, the Company reduced TQI's projected cash flows and as a result the estimate of TQI's fair value no longer exceeded the respective carrying value. As a result of these assessments, the Company concluded that an impairment loss was probable and could be reasonably estimated for the TQI reporting unit, which is included in the TLS reportable segment. Consequently, the Company recorded a goodwill impairment charge of $25,686 for the TQI reporting unit during the three months ended June 30, 2016.

The following is a summary of the changes to goodwill for the six months ended June 30, 2017. Approximately $112,391 of goodwill is deductible for tax purposes.

	Expedited LTL		TLS		Pool Distribution		Intermodal		Total
		Accumulated		Accumulated		Accumulated		Accumulated
	Goodwill	Impairment	Goodwill	Impairment	Goodwill	Impairment	Goodwill	Impairment	Net
Beginning balance, December 31, 2016	$97,593	$—	$45,164	$(25,686)	$12,359	$(6,953)	$62,198	$—	$184,675
Atlantic Acquisition	—	—	—	—	—	—	6,860	—	6,860
Ending balance, June 30, 2017	$97,593	$—	$45,164	$(25,686)	$12,359	$(6,953)	$69,058	$—	$191,535
Intangibles and Other Long-Lived Assets
Additionally, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is recognized on assets classified as held and used when the sum of undiscounted estimated cash flows expected to result from the use of the asset is less than the carrying value. If such measurement indicates a possible impairment, the estimated fair value of the asset is compared to its net book value to measure the impairment charge, if any. In conjunction with the June 30, 2016 TQI goodwill impairment assessment, the Company determined there were indicators that TQI's customer relationship and non-compete intangible assets were impaired as the undiscounted cash flows associated with the applicable assets no longer exceeded the related assets' net book values. The Company then estimated the current market values of the customer relationship and non-compete assets using an income approach (level 3). As a result of these estimates the Company recorded an impairment charge of $16,501 related to TQI customer relationships during the three months ended June 30, 2016.

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
June 30, 2017

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

Employee Activity - Stock Options

Stock option grants to employees generally expire seven years from the grant date and typically vest ratably over a three-year period.  The Company used the Black-Scholes option-pricing model to estimate the grant-date fair value of options granted.  The weighted-average fair value of options granted and assumptions used to estimate their fair value during the six months ended June 30, 2017 and 2016 were as follows:

	Six months ended
	June 30, 2017	June 30, 2016
Expected dividend yield	1.3%	1.0%
Expected stock price volatility	28.7%	29.0%
Weighted average risk-free interest rate	2.0%	1.3%
Expected life of options (years)	6.0	6.0
Weighted average grant date fair value	$13	$12

The following tables summarize the Company’s employee stock option activity and related information:

	Three months ended June 30, 2017
				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Options	Exercise	Value	Contractual
	(000)	Price	(000)	Term
Outstanding at March 31, 2017	622	$42
Granted	—	—
Exercised	(103)	33
Forfeited	(12)	47
Outstanding at June 30, 2017	507	$44	$3,453	4.7
Exercisable at June 30, 2017	282	$42	$2,466	3.5

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2017

	Three months ended
	June 30, 2017	June 30, 2016
Share-based compensation for options	$331	$375
Tax benefit for option compensation	$121	$140
Unrecognized compensation cost for options, net of estimated forfeitures	$2,281	$2,414
Weighted average period over which unrecognized compensation will be recognized (years)	2.1

	Six months ended June 30, 2017
				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Options	Exercise	Value	Contractual
	(000)	Price	(000)	Term
Outstanding at December 31, 2016	564	$41
Granted	118	48
Exercised	(150)	33
Forfeited	(25)	46
Outstanding at June 30, 2017	507	$44	$3,453	4.7
Exercisable at June 30, 2017	282	$42	$2,466	3.5

	Six months ended
	June 30, 2017	June 30, 2016
Share-based compensation for options	$699	$723
Tax benefit for option compensation	$254	$269
Unrecognized compensation cost for options, net of estimated forfeitures	$2,281	$2,414
Weighted average period over which unrecognized compensation will be recognized (years)	2.1

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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2017

	Three months ended June 30, 2017
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at March 31, 2017	242	$47
Granted	—	—
Vested	(2)	43
Forfeited	(8)	47
Outstanding and non-vested at June 30, 2017	232	$47	$10,831

	Three months ended
	June 30, 2017	June 30, 2016
Share-based compensation for non-vested shares	$1,279	$1,176
Tax benefit for non-vested share compensation	$465	$437
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$8,826	$8,470
Weighted average period over which unrecognized compensation will be recognized (years)	2.1

	Six months ended June 30, 2017
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2016	222	$45
Granted	126	48
Vested	(104)	45
Forfeited	(12)	46
Outstanding and non-vested at June 30, 2017	232	$47	$10,831

	Six months ended
	June 30, 2017	June 30, 2016
Share-based compensation for non-vested shares	$2,518	$2,258
Tax benefit for non-vested share compensation	$917	$840
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$8,826	$8,470
Weighted average period over which unrecognized compensation will be recognized (years)	2.1

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
June 30, 2017

the peer group, but the number of shares issued may be doubled if the Company's total shareholder return performs better than 90% of the peer group.  The fair value of the performance shares was estimated using a Monte Carlo simulation. The weighted average assumptions used in the Monte Carlo estimate were as follows:

	Six months ended
	June 30, 2017	June 30, 2016
Expected stock price volatility	24.7%	22.3%
Weighted average risk-free interest rate	1.4%	0.8%

The following tables summarize the Company’s employee performance share activity, assuming median share awards, and related information:

	Three months ended June 30, 2017
		Weighted-	Aggregate
	Performance	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at March 31, 2017	76	$57
Granted	—	—
Forfeited	(4)	$56
Outstanding and non-vested at June 30, 2017	72	$57	$4,107

	Three months ended
	June 30, 2017	June 30, 2016
Share-based compensation for performance shares	$257	$363
Tax benefit for performance share compensation	$94	$135
Unrecognized compensation cost for performance shares, net of estimated forfeitures	$2,135	$2,442
Weighted average period over which unrecognized compensation will be recognized (years)	2.0

	Six months ended June 30, 2017
		Weighted-	Aggregate
	Performance	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2016	80	$55
Granted	25	56
Additional shares awarded based on performance	—	—
Vested	—	—
Forfeited	(33)	51
Outstanding and non-vested at June 30, 2017	72	$57	$4,107

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2017

	Six months ended
	June 30, 2017	June 30, 2016
Share-based compensation for performance shares	$441	$714
Tax benefit for performance share compensation	$160	$266
Unrecognized compensation cost for performance shares, net of estimated forfeitures	$2,135	$2,442
Weighted average period over which unrecognized compensation will be recognized (years)	2.0

Employee Activity - Employee Stock Purchase Plan
Under the 2005 Employee Stock Purchase Plan (the “ESPP”), which has been approved by shareholders, the Company is authorized to issue up to a remaining 376,625 shares of common stock to employees of the Company. These shares may be issued at a price equal to 90% of the lesser of the market value on the first day or the last day of each six-month purchase period. Common stock purchases are paid for through periodic payroll deductions and/or up to two large lump sum contributions. For the six months ended June 30, 2017, participants under the plan purchased 5,188 shares at an average price of $43.59 per share. For the six months ended June 30, 2016, participants under the plan purchased 5,592 shares at an average price of $38.50 per share. The weighted-average fair value of each purchase right under the ESPP granted for the six months ended June 30, 2017, which is equal to the discount from the market value of the common stock at the end of each six month purchase period, was $9.69 per share. The weighted-average fair value of each purchase right under the ESPP granted for the six months ended June 30, 2016, which is equal to the discount from the market value of the common stock at the end of each six month purchase period, was $6.03 per share. Share-based compensation expense of $51 and $34 was recognized during the three and six months ended June 30, 2017 and 2016, respectively.

Non-employee Director Activity - Non-vested Shares

Grants of non-vested shares to non-employee directors vest ratably over the elected term to the Board of Directors, or approximately one year.  The following tables summarize the Company’s non-employee non-vested share activity and related information:

	Three months ended June 30, 2017
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at March 31, 2017	16	$44
Granted	10	51
Vested	(16)	44
Outstanding and non-vested at June 30, 2017	10	$51	$516

	Three months ended
	June 30, 2017	June 30, 2016
Share-based compensation for non-vested shares	$146	$211
Tax benefit for non-vested share compensation	$53	$65
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$442	$592
Weighted average period over which unrecognized compensation will be recognized (years)	0.9

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2017

	Six months ended June 30, 2017
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2016	16	$44
Granted	10	51
Vested	(16)	44
Forfeited	—	—
Outstanding and non-vested at June 30, 2017	10	$51	$516

	Six months ended
	June 30, 2017	June 30, 2016
Share-based compensation for non-vested shares	$317	$382
Tax benefit for non-vested share compensation	$115	$135
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$442	$592
Weighted average period over which unrecognized compensation will be recognized (years)	0.9

5.    Senior Credit Facility

On February 4, 2015, the Company entered into a five-year senior, unsecured credit facility (the “Facility”) with a maximum aggregate principal amount of $275,000, including a revolving credit facility of $150,000 and a term loan facility of $125,000. The revolving credit facility has a sublimit of $25,000 for letters of credit and a sublimit of $15,000 for swing line loans. The revolving credit facility is scheduled to expire in February 2020 and may be used to refinance existing indebtedness of the Company and for working capital, capital expenditures and other general corporate purposes. Unless the Company elects otherwise under the credit agreement, interest on borrowings under the Facility are based on the highest of (a) the federal funds rate plus 0.5%, (b) the administrative agent's prime rate and (c) the LIBOR Rate plus 1.0%, in each case plus a margin that can range from 0.1% to 0.6% with respect to the term loan facility and from 0.3% to 0.8% with respect to the revolving credit facility depending on the Company’s ratio of consolidated funded indebtedness to earnings as set forth in the credit agreement. The Facility contains financial covenants and other covenants that, among other things, restrict the ability of the Company, without the approval of the lenders, to engage in certain mergers, consolidations, asset sales, investments, transactions or to incur liens or indebtedness, as set forth in the credit agreement. As of June 30, 2017, we had $20,500 in borrowings outstanding under the revolving credit facility, $7,514 utilized for outstanding letters of credit and $121,986 of available borrowing capacity under the revolving credit facility.  The interest rate on the outstanding borrowing under the revolving credit facility was 2.5% at June 30, 2017.

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

6.    Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2017

	Three months ended		Six months ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Numerator:
Net income and comprehensive income	$19,550	$(10,066)	$33,793	$3,033
Income allocated to participating securities	(159)	(28)	(278)	(55)
Numerator for basic and diluted income per share - net income	$19,391	$(10,094)	$33,515	$2,978
Denominator (in thousands):
Denominator for basic income per share - weighted-average shares	30,026	30,252	30,029	30,356
Effect of dilutive stock options (in thousands)	61	—	68	169
Effect of dilutive performance shares (in thousands)	27	—	30	32
Denominator for diluted income per share - adjusted weighted-average shares	30,114	30,252	30,127	30,557
Basic net income per share	$0.65	$(0.33)	$1.12	$0.10
Diluted net income per share	$0.64	$(0.33)	$1.11	$0.10

The number of instruments that could potentially dilute net income per basic share in the future, but that were not included in the computation of net income per diluted share because to do so would have been anti-dilutive for the periods presented, are as follows:

	June 30, 2017	June 30, 2016
Anti-dilutive stock options (in thousands)	284	301
Anti-dilutive performance shares (in thousands)	19	23
Anti-dilutive non-vested shares and deferred stock units (in thousands)	—	—
Total anti-dilutive shares (in thousands)	303	324

7.    Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states and Canada. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2010.

For the three and six months ended June 30, 2017 and 2016, the effective income tax rates varied from the statutory federal income tax rate of 35.0%, primarily as a result of the effect of state income taxes, net of the federal benefit, and permanent differences between book and tax net income. The combined federal and state effective tax rate for the six months ended June 30, 2017 was 35.6% compared to a rate of 48.6% for the same period in 2016.  The higher effective tax rate for the first six months of 2016 was primarily due to the TQI goodwill impairment (Note 3) that was not deductible for tax purposes. The effective tax rate for 2017 was also lower due to the implementation of new FASB guidance that requires we recognize the income tax effects of awards when the awards vest or are settled. Previously any income tax effect was recognized in additional paid in capital. See further discussion in the "Impact of Recent Accounting Pronouncements" section of this document.

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
June 30, 2017

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

	June 30, 2017
	Carrying Value	Fair Value
Capital leases	$1,042	$1,119

The Company's fair value estimates for the above financial instruments are classified within level 3 of the fair value hierarchy.

9.    Shareholders' Equity

During the fourth quarter of 2016 and each quarter of 2017, our Board of Directors declared a cash dividend of $0.15 per share of common stock. During the first, second and third quarters of 2016, the Company's Board of Directors declared a cash dividend of $0.12 per share of common stock. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

On July 21, 2016, our Board of Directors approved a stock repurchase authorization for up to three million shares of the Company’s common stock. During the three months ended June 30, 2017, we repurchased 42,055 for $1,999, or $47.54 per share. During the six months ended June 30, 2017, we repurchased 246,864 for $11,995, or $48.59 per share. During the three months ended June 30, 2016, we repurchased 221,441 for $9,996, or $45.14 per share. During the six months ended June 30, 2016, we repurchased 454,385 shares for $19,991, or an average of $44.00 per share. The repurchases made for the three and six months ended June 30, 2016 were made under a previous share repurchase plan approved by our Board of Directors on February 7, 2014. This plan was canceled and replaced on July 21, 2016. As of June 30, 2017, 2,519,620 shares remain to be purchased under the 2016 Plan.

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
June 30, 2017

container drayage services both to and from seaports and railheads. Pool Distribution provides high-frequency handling and distribution of time sensitive product to numerous destinations.

Except for certain insurance activity, the accounting policies of the segments are the same as those described in the summary of significant accounting policies disclosed in Note 1 of the Forward Air Corporation Annual Report on Form 10-K for the year ended December 31, 2016. For workers compensation and vehicle claims each segment is charged an insurance premium and is also charged a deductible that corresponds with our corporate deductibles. However, any losses beyond our deductibles and any loss development factors applied to our outstanding claims as a result of actuarial analysis are not passed to the segments, but reported at the corporate level.

Segment data includes intersegment revenues and shared costs.  Costs of the corporate headquarters, shared services and shared assets, such as trailers, are allocated to the segments based on usage. The cost basis of shared assets are not allocated.  Beginning in the first quarter of 2017, a trailer expense allocation was included in Pool's 2017 results from operations. The Company evaluates the performance of its segments based on income from operations.   The Company’s business is conducted in the U.S. and Canada.

The following tables summarize segment information about results from operations and assets used by the chief operating decision maker of the Company in making decisions regarding allocation of assets and resources as of and for the three and six months ended June 30, 2017 and 2016.

	Three months ended June 30, 2017
	Expedited LTL	Truckload Premium	Pool Distribution	Intermodal	Eliminations & other	Consolidated
External revenues	$151,640	$43,864	$36,764	$35,250	$—	$267,518
Intersegment revenues	630	1,322	71	20	(2,043)	—
Depreciation and amortization	5,520	1,590	1,613	1,496	—	10,219
Share-based compensation expense	1,731	85	119	129	—	2,064
Interest expense	1	—	—	13	222	236
Income from operations	22,992	1,859	1,625	3,073	260	29,809
Total assets	625,717	57,933	51,214	144,142	(219,319)	659,687
Capital expenditures	1,756	2	203	49	—	2,010

	Three months ended June 30, 2016
	Expedited LTL	Truckload Premium	Pool Distribution	Intermodal	Eliminations & other	Consolidated
External revenues	$143,916	$39,232	$31,365	$24,124	$—	$238,637
Intersegment revenues	778	208	160	65	(1,211)	—
Depreciation and amortization	5,278	1,724	1,464	875	—	9,341
Share-based compensation expense	1,842	111	86	120	—	2,159
Interest expense	444	—	—	17	—	461
Income (loss) from operations	24,921	(40,282)	(371)	2,757	(1,373)	(14,348)
Total assets	634,305	50,289	46,675	122,724	(209,566)	644,427
Capital expenditures	10,493	1,771	1,009	79	—	13,352

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2017

	Six months ended June 30, 2017
	Expedited LTL	Truckload Premium	Pool Distribution	Intermodal	Eliminations & other	Consolidated
External revenues	$291,652	$84,801	$74,516	$63,530	$—	$514,499
Intersegment revenues	1,216	2,170	142	31	(3,559)	—
Depreciation and amortization	11,084	3,147	3,415	2,606	—	20,252
Share-based compensation expense	3,377	180	207	262	—	4,026
Interest expense	2	—	—	24	492	518
Income (loss) from operations	41,392	3,563	2,991	5,652	(601)	52,997
Total assets	625,717	57,933	51,214	144,142	(219,319)	659,687
Capital expenditures	4,267	8	286	101	—	4,662

	Six months ended June 30, 2016
	Expedited LTL	Truckload Premium	Pool Distribution	Intermodal	Eliminations & other	Consolidated
External revenues	$277,439	$77,648	$64,421	$48,677	$—	$468,185
Intersegment revenues	1,633	412	295	136	(2,476)	—
Depreciation and amortization	10,808	3,473	2,962	1,766	—	19,009
Share-based compensation expense	3,567	161	167	216	—	4,111
Interest expense	961	—	—	54	—	1,015
Income (loss) from operations	42,011	(38,717)	(257)	5,130	(1,110)	7,057
Total assets	634,305	50,289	46,675	122,724	(209,566)	644,427
Capital expenditures	12,571	1,784	1,554	131	—	16,040

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Executive Summary

Forward Air Corporation is a leading asset-light freight and logistics company. Our services are classified into four reportable segments: Expedited LTL, Truckload Premium Services ("TLS"), Intermodal and Pool Distribution ("Pool").

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

Our Intermodal segment provides first- and last-mile high value intermodal container drayage services both to and from seaports and railheads. Intermodal also offers dedicated contract and CFS warehouse and handling services. Intermodal operates primarily in the Midwest and Southeast, with a smaller operational presence in the Southwest. We plan to grow Intermodal’s geographic footprint through acquisitions as well as greenfield start-ups where we do not have an acceptable acquisition target.

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

Trends and Developments

Acquisitions

In August 2016, our Intermodal segment acquired certain assets of Triumph for $10.1 million and a potential earnout of $1.3 million. In May 2017, our Intermodal segment acquired certain assets of Atlantic for $22.5 million and a potential earnout of $1.0 million. These acquisitions provide an opportunity for our Intermodal segment to expand into additional geographic markets or add volumes to our existing locations.

Results from Operations
The following table sets forth our consolidated historical financial data for the three months ended June 30, 2017 and 2016 (in millions):

	Three months ended June 30
	2017	2016	Change	Percent Change
Operating revenue:
Expedited LTL	$152.3	$144.7	$7.6	5.3%
Truckload Premium Services	45.2	39.4	5.8	14.7
Pool Distribution	36.8	31.5	5.3	16.8
Intermodal	35.3	24.2	11.1	45.9
Eliminations and other operations	(2.1)	(1.2)	(0.9)	75.0
Operating revenue	267.5	238.6	28.9	12.1
Operating expenses:
Purchased transportation	115.6	99.3	16.3	16.4
Salaries, wages, and employee benefits	64.4	57.0	7.4	13.0
Operating leases	14.8	14.6	0.2	1.4
Depreciation and amortization	10.2	9.3	0.9	9.7
Insurance and claims	7.7	6.7	1.0	14.9
Fuel expense	3.7	3.0	0.7	23.3
Other operating expenses	21.3	20.7	0.6	2.9
Impairment of goodwill, intangibles and other assets	—	42.4	(42.4)	100.0
Total operating expenses	237.7	253.0	(15.3)	(6.0)
Income from operations:
Expedited LTL	23.0	24.9	(1.9)	(7.6)
Truckload Premium Services	1.8	(40.3)	42.1	(104.5)
Pool Distribution	1.6	(0.4)	2.0	(500.0)
Intermodal	3.1	2.8	0.3	10.7
Other operations	0.3	(1.4)	1.7	(121.4)
Income from operations	29.8	(14.4)	44.2	(306.9)
Other expense:
Interest expense	(0.2)	(0.4)	0.2	(50.0)
Other, net	—	(0.1)	0.1	—
Total other expense	(0.2)	(0.5)	0.3	(60.0)
Income before income taxes	29.6	(14.9)	44.5	(298.7)
Income taxes	10.0	(4.8)	14.8	(308.3)
Net income	$19.6	$(10.1)	$29.7	(294.1)%
During the three months ended June 30, 2017, we experienced a 12.1% increase in our consolidated revenues compared to the three months ended June 30, 2016. Operating income increased $44.2 million from 2016 to $29.8 million for the three months ended June 30, 2017.

Segment Operations

Expedited LTL's revenue increased $7.6 million, or 5.3%, while operating income decreased $1.9 million, or 7.6% for the three months ended June 30, 2017, compared to the same period in 2016. The increase of Expedited LTL's revenue was the result of higher LTL volumes, increased pick up and delivery shipments and increased net fuel surcharge revenue as a result of the increase in fuel prices since the second quarter of 2016. Deterioration in income from operations was caused by an increased utilization of third party providers, increased employee incentive and increased insurance liability reserves. These cost increases were partly offset by dock efficiencies, increased net fuel surcharge revenue and increased Complete activity.

TLS revenue increased $5.8 million, or 14.7% and operating income increased $42.1 million for the three months ended June 30, 2017, compared to the same period in 2016. The increase in revenue was due to an increase in overall miles and new business wins. The increase of TLS operating income was due to the three months ending June 30, 2016 including impairment charges related to the TQI reporting unit within TLS. Excluding impairment charges, operating income decreased $0.3 million due to increased utilization of brokered transportation.

Pool Distribution revenue increased $5.3 million, or 16.8%, while operating results increased $2.0 million for the three months ended June 30, 2017, compared to the same period in 2016.  The revenue increase was due to new business, rate increases and increased volumes from existing customers and lanes. The increase in operating income was the result of improved leverage on fixed costs as a result of the rate increases and the additional revenue.

Intermodal revenue increased $11.1 million, or 45.9%, and operating income increased $0.3 million, or 10.7%, for the three months ended June 30, 2017, compared to the same period in 2016. The increases in operating revenue and income were primarily attributable to the Atlantic and Triumph acquisitions and the positive impact of increased fuel surcharges.

Fuel Surcharge

Our net fuel surcharge revenue is the result of our fuel surcharge rates, which are set weekly using the national average for diesel price per gallon, and volume transiting our network.  During the three months ended June 30, 2017, total net fuel surcharge revenue increased 45.1% as compared to the same period in 2016, mostly due to increased fuel prices and increased volumes in the Expedited LTL and Pool Distribution segment.

Interest Expense

Interest expense was $0.2 million for the three months ended June 30, 2017 compared to $0.4 million for the same period of 2016. The decrease in interest expense was attributable to principal payments made since June 2016 on our previously outstanding term loan.

Income Taxes

The combined federal and state effective tax rate for the second quarter of 2017 was 33.9% compared to a rate of 32.6% for the same period in 2016. The effective tax rate for the second quarter of 2017 includes a tax benefit from stock options exercised and the effective tax rate for the second quarter of 2016 includes the result of the impairment of goodwill in the second quarter of 2016 that is non-deductible for tax purposes.

Net Income (Loss)

As a result of the foregoing factors, net income increased by $29.7 million to $19.6 million for the second quarter of 2017 from a net loss of $10.1 million for the same period in 2016.

Expedited LTL - Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016

The following table sets forth our historical financial data of the Expedited LTL segment for the three months ended June 30, 2017 and 2016 (in millions):

Expedited LTL Segment Information
(In millions)
(Unaudited)

	Three months ended
	June 30,	Percent of	June 30,	Percent of		Percent
	2017	Revenue	2016	Revenue	Change	Change
Operating revenue	$152.3	100.0%	$144.7	100.0%	$7.6	5.3%

Operating expenses:
Purchased transportation	61.1	40.1	55.8	38.6	5.3	9.5
Salaries, wages and employee benefits	36.9	24.2	33.9	23.4	3.0	8.8
Operating leases	9.0	5.9	8.5	5.9	0.5	5.9
Depreciation and amortization	5.5	3.6	5.3	3.7	0.2	3.8
Insurance and claims	4.2	2.8	3.4	2.3	0.8	23.5
Fuel expense	0.9	0.6	0.8	0.5	0.1	12.5
Other operating expenses	11.7	7.7	12.1	8.4	(0.4)	(3.3)
Total operating expenses	129.3	84.9	119.8	82.8	9.5	7.9
Income from operations	$23.0	15.1%	$24.9	17.2%	$(1.9)	(7.6)%

Expedited LTL Operating Statistics

	Three months ended
	June 30,	June 30,	Percent
	2017	2016	Change

Operating ratio	84.9%	82.8%	2.5%

Business days	64.0	64.0	—
Business weeks	12.8	12.8	—

Expedited LTL:
Tonnage
Total pounds ¹	625,765	606,033	3.3
Average weekly pounds ¹	48,888	47,346	3.3

Linehaul shipments
Total linehaul	1,010,114	964,756	4.7
Average weekly	78,915	75,372	4.7

Forward Air Complete shipments	243,969	206,406	18.2
As a percentage of linehaul shipments	24.2%	21.4%	13.1

Average linehaul shipment size	620	628	(1.3)

Revenue per pound [2]
Linehaul yield	$17.05	$17.58	(2.4)
Fuel surcharge	1.17	0.94	1.0
Forward Air Complete	3.77	3.31	2.1
Total Expedited LTL yield	$21.99	$21.83	0.7%

¹ - In thousands
[2] - In dollars per hundred pound; percentage change is expressed as a percent of total yield.

Revenues
Expedited LTL had operating revenue increase $7.6 million, or 5.3%, to $152.3 million from $144.7 million, accounting for 56.9% of consolidated operating revenue for the three months ended June 30, 2017 compared to 60.6% for the same period in 2016. The increase in revenue is mostly the result of increases to our pick-up and delivery services, Forward Air Complete ("Complete") and fuel surcharge revenues. Linehaul revenue, which is the largest portion of Expedited LTL revenue, increased $0.2 million, or 0.2%, on higher tonnage mostly offset by the decrease in linehaul yield noted in the preceding table. The increase in tonnage is due to a growing percentage of total volume from shipments with higher density attributes and a slightly lower length of haul than our traditional shipments, driving the decrease in average base revenue per pound.
The $7.6 million revenue increase is primarily the result of a $3.5 million, or 17.3%, increase in Complete revenue.  The increase in Complete revenue was attributable to an increase in shipping volumes in our Expedited LTL network and a 13.1% increase in the attachment rate of Complete to linehaul shipments. Additionally, compared to the same period in 2016, net fuel surcharge revenue increased $1.6 million largely due to the increase in fuel prices and tonnage volumes. Other terminal based revenues, which includes dedicated local pickup and delivery services, warehousing and terminal handling, increased $2.3 million, or 18.6%, to $14.7 million in the second quarter of 2017 from $12.4 million in the same period of 2016. The increase in other terminal revenue was mainly attributable to increases in certain dedicated local pickup and delivery revenues.
Purchased Transportation
Expedited LTL’s purchased transportation increased by $5.3 million, or 9.5%, to $61.1 million for the three months ended June 30, 2017 from $55.8 million for the three months ended June 30, 2016. As a percentage of segment operating revenue, Expedited LTL purchased transportation was 40.1% during the three months ended June 30, 2017 compared to 38.6% for the same period in 2016. The increase is mostly due to a 5.2% increase in Expedited LTL cost per mile. The increase in cost per mile is due to increased utilization of third party carriers, which are more costly than our network of owner operators. The increase is also due to increased Complete attachment on higher linehaul volumes. Complete purchased transportation is a much higher percentage of Complete revenue than our linehaul services.
Salaries, Wages, and Benefits
Salaries, wages and employee benefits of Expedited LTL increased $3.0 million, or 8.8%, to $36.9 million in the second quarter of 2017 from $33.9 million for the same period in 2016.  Salaries, wages and employee benefits were 24.2% of Expedited LTL’s operating revenue in the second quarter of 2017 compared to 23.4% for the same period of 2016.  The increase in salaries, wages and employee benefits as a percentage of revenue was primarily attributable to a 0.9% increase in employee incentives and a 0.5% increase in health insurance costs. These increases were partly offset by decreases in workers' compensation costs, share based payments and dock pay as a percentage of revenue.
Operating Leases
Operating leases increased $0.5 million, or 5.9%, to $9.0 million for the three months ended June 30, 2017 from $8.5 million for the same period in 2016.  Operating leases were 5.9% of Expedited LTL operating revenue for the three months ended June 30, 2017 and 2016. The increase in cost is due to $0.2 million of additional facility lease expenses and a $0.3 million increase in truck, trailer and equipment rentals and leases. Facility leases increased due to the expansion of certain facilities. Vehicle leases increased due to the replacement of older, owned power equipment with leased power equipment.
Depreciation and Amortization
Depreciation and amortization increased $0.2 million, or 3.8%, to $5.5 million in the second quarter of 2017 from $5.3 million in the same period of 2016.  Depreciation and amortization expense as a percentage of Expedited LTL operating revenue was 3.6% in the second quarter of 2017 compared to 3.7% in the same period of 2016.  The decrease as a percentage of revenue was due to the increase in leased equipment mentioned above instead of purchased equipment.
Insurance and Claims
Expedited LTL insurance and claims expense increased $0.8 million, or 23.5%, to $4.2 million for the three months ended June 30, 2017 from $3.4 million for the same period of 2016.  Insurance and claims was 2.8% of operating revenue for the three months ended June 30, 2017 compared to 2.3% in the same period of 2016. The increase was attributable to a $0.8 million increase in vehicle claim reserves primarily due to current period development of a prior period accident.

Fuel Expense
Expedited LTL fuel expense increased $0.1 million, or 12.5%, to $0.9 million for the second quarter of 2017 from $0.8 million in the same period of 2016.  Fuel expenses were 0.6% of Expedited LTL operating revenue in the second quarter of 2017 compared to 0.5% for the same period in 2016.  Expedited LTL fuel expenses increased due to an increase in year-over-year fuel prices.
Other Operating Expenses
Other operating expenses decreased $0.4 million, or 3.3%, to $11.7 million during the three months ended June 30, 2017 from $12.1 million in the same period of 2016.  Other operating expenses were 7.7% of Expedited LTL operating revenue in the second quarter of 2017 compared to 8.4% in the same period of 2016. The decrease in total dollars and as percentage of revenue was primarily the result of a reduction in legal fees associated with indemnification funds received related to the Towne acquisition.
Income from Operations
Income from operations decreased by $1.9 million, or 7.6%, to $23.0 million for the second quarter of 2017 compared with $24.9 million for the same period in 2016.  Income from operations as a percentage of Expedited LTL operating revenue was 15.1% for the three months ended June 30, 2017 compared with 17.2% in the same period of 2016. Deterioration in income from operations was caused by an increased utilization of third party transportation providers, increased employee incentive and higher vehicle liability reserves. These were partly offset by higher Complete revenues, dock efficiencies and increased net fuel surcharge revenue.

Truckload Premium Services - Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016

The following table sets forth our historical financial data of the Truckload Premium Services segment for the three months ended June 30, 2017 and 2016 (in millions):

Truckload Premium Services Segment Information
(In millions)
(Unaudited)

	Three months ended
	June 30,	Percent of	June 30,	Percent of		Percent
	2017	Revenue	2016	Revenue	Change	Change
Operating revenue	$45.2	100.0%	$39.4	100.0%	$5.8	14.7%

Operating expenses:
Purchased transportation	32.7	72.3	27.4	69.6	5.3	19.3
Salaries, wages and employee benefits	5.0	11.1	4.5	11.4	0.5	11.1
Operating leases	0.1	0.2	0.1	0.3	—	—
Depreciation and amortization	1.6	3.5	1.7	4.3	(0.1)	(5.9)
Insurance and claims	1.3	2.9	1.0	2.5	0.3	30.0
Fuel expense	0.7	1.6	0.6	1.5	0.1	16.7
Other operating expenses	2.0	4.4	2.0	5.1	—	—
Impairment of goodwill, intangibles and other assets	—	—	42.4	107.6	(42.4)	100.0
Total operating expenses	43.4	96.0	79.7	202.3	(36.3)	(45.5)
Income (loss) from operations	$1.8	4.0%	$(40.3)	(102.3)%	$42.1	NM

Truckload Premium Services Operating Statistics

	Three months ended
	June 30,	June 30,	Percent
	2017	2016	Change

Company driver [1]	1,809	1,544	17.2%
Owner operator [1]	12,521	12,563	(0.3)
Third party [1]	10,115	7,491	35.0
Total Miles	24,445	21,598	13.2

Revenue per mile	$1.79	$1.77	1.1

Cost per mile	$1.40	$1.34	4.5%

¹ - In thousands

Revenues

TLS revenue increased $5.8 million, or 14.7%, to $45.2 million in the second quarter of 2017 from $39.4 million in the second quarter of 2016.  TLS revenue increased due to a 13.2% increase in overall miles on new business wins. TLS also experienced a

1.1% increase in average revenue per mile on an increase in pharmaceutical revenue which historically has a higher revenue per mile than traditional truckload business.
Purchased Transportation

Purchased transportation costs for our TLS revenue increased $5.3 million, or 19.3%, to $32.7 million for the three months ended June 30, 2017 from $27.4 million for the same period in 2016. For the three months ended June 30, 2017, TLS purchased transportation costs represented 72.3% of TLS revenue compared to 69.6% for the same period in 2016.  The increase in TLS purchased transportation was attributable to a 12.9% increase in non-Company miles driven and a 4.8% increase in cost per mile during the three months ended June 30, 2017 compared to the same period in 2016. The increase in TLS non-Company miles driven was attributable to the business wins discussed above. The increase in cost per mile was due to TLS utilizing third party carriers, which are more costly than owner operators, to cover the additional miles. This increased utilization of third party carriers also led to the increase in purchased transportation as a percentage of revenue.
Salaries, Wages, and Benefits

Salaries, wages and employee benefits of TLS increased by $0.5 million, or 11.1%, to $5.0 million in the second quarter of 2017 from $4.5 million in the same period of 2016.  Salaries, wages and employee benefits were 11.1% of TLS’s operating revenue in the second quarter of 2017 compared to 11.4% for the same period of 2016.  The decrease in salaries, wages and employee benefits as a percentage of revenue was mostly attributable to the increase in revenue outpacing the increase in pay to Company drivers and office staff.
Depreciation and Amortization

Depreciation and amortization decreased $0.1 million, or 5.9%, to $1.6 million in the second quarter of 2017 from $1.7 million in the same period of 2016.  Depreciation and amortization expense as a percentage of TLS operating revenue was 3.5% in the second quarter of 2017 compared to 4.3% in the same period of 2016.  The decrease was due to the impairment of TQI intangible assets in the second quarter of 2016 leading to lower on-going amortization expense. This decrease was partially offset by increased trailer depreciation on trailers purchased since the second quarter of 2016.
Insurance and Claims

TLS insurance and claims expense increased $0.3 million, or 30.0%, to $1.3 million for the three months ended June 30, 2017 from $1.0 million for the same period of 2016.  Insurance and claims were 2.9% of operating revenue for the three months ended June 30, 2017 compared to 2.5% in the same period of 2016. The increase was due to higher vehicle insurance premiums associated with our insurance plan renewals and increased reserves for vehicle liability claims.
Fuel Expense

TLS fuel expense increased $0.1 million, or 16.7%, to $0.7 million for the second quarter of 2017 from $0.6 million for the same period of 2016.  Fuel expense as a percentage of TLS operating revenue was 1.6% in the second quarter of 2017 compared to 1.5% in the same period of 2016. The increase as a percentage of revenue was mostly attributable to an increase in year-over-year fuel prices and the increase in Company driver miles.
Other Operating Expenses

Other operating expenses were $2.0 million for the three months ended June 30, 2017 and 2016.  Other operating expenses were 4.4% of TLS operating revenue in the second quarter of 2017 compared to 5.1% in the same period of 2016.  The decline in other operating expenses as a percentage of revenue was due to reduced recruiting expenses and legal fees.
Impairment of goodwill, intangibles and other assets
In the second quarter of 2016, we determined there were indicators of potential impairment of goodwill and other long lived assets assigned to the TQI acquisition. As a result, we performed fair value calculations as of June 30, 2016. Based on these calculations we recorded $42.4 million in total impairment charges related to TQI’s goodwill and other long lived assets. During the three months ended June 30, 2017, there were no additional indicators of impairment.

Results from Operations
Income from operations increased by $42.1 million to $1.8 million during the second quarter of 2017 compared with $40.3 million of loss from operations for the same period in 2016.  Excluding the impairment charges, the deterioration in income from operations was due to increased utilization of third party carriers which led to the increase in cost per mile outpacing the increase in revenue per mile.

Pool Distribution - Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016

The following table sets forth our historical financial data of the Pool Distribution segment for the three months ended June 30, 2017 and 2016 (in millions):

Pool Distribution Segment Information
(In millions)
(Unaudited)

	Three months ended
	June 30,	Percent of	June 30,	Percent of		Percent
	2017	Revenue	2016	Revenue	Change	Change
Operating revenue	$36.8	100.0%	$31.5	100.0%	$5.3	16.8%

Operating expenses:
Purchased transportation	9.6	26.1	8.6	27.3	1.0	11.6
Salaries, wages and employee benefits	14.0	38.0	11.9	37.8	2.1	17.6
Operating leases	3.1	8.4	3.0	9.5	0.1	3.3
Depreciation and amortization	1.6	4.4	1.5	4.8	0.1	6.7
Insurance and claims	1.1	3.0	1.0	3.2	0.1	10.0
Fuel expense	1.2	3.3	1.1	3.5	0.1	9.1
Other operating expenses	4.6	12.5	4.8	15.2	(0.2)	(4.2)
Total operating expenses	35.2	95.7	31.9	101.3	3.3	10.3
Income from operations	$1.6	4.3%	$(0.4)	(1.3)%	$2.0	NM

Revenues

Pool Distribution (Pool) operating revenue increased $5.3 million, or 16.8%, to $36.8 million for the three months ended June 30, 2017 from $31.5 million for the same period in 2016.  The increase was attributable to higher shipping volumes from previously existing customers and current year rate increases.
Purchased Transportation

Pool purchased transportation increased $1.0 million, or 11.6%, to $9.6 million for the three months ended June 30, 2017 compared to $8.6 million for the same period of 2016.  Pool purchased transportation as a percentage of revenue was 26.1% for the three months ended June 30, 2017 compared to 27.3% for the same period of 2016.  The improvement in Pool purchased transportation as a percentage of revenue was attributable to an increased utilization of owner operators over more costly third party carriers and revenue increases associated with rate increases.
Salaries, Wages, and Benefits

Pool salaries, wages and employee benefits increased $2.1 million, or 17.6%, to $14.0 million for the three months ended June 30, 2017 compared to $11.9 million for the same period of 2016.  As a percentage of Pool operating revenue, salaries, wages and benefits increased to 38.0% for the three months ended June 30, 2017 compared to 37.8% for the same period in 2016.   The slight increase in salaries, wages and benefits as a percentage of revenue was the result of increases in dock pay and employee incentive mostly offset by decreases in Company driver pay, administrative salaries and workers' compensation costs. These decreases benefited from the revenue volumes discussed above. Dock pay deteriorated as a percentage of revenue as increasing revenue volumes required the use of more costly contract labor.
Operating Leases

Operating leases increased $0.1 million, or 3.3%, to $3.1 million for the three months ended June 30, 2017 from $3.0 million for the same period in 2016.  Operating leases were 8.4% of Pool operating revenue for the three months ended June 30, 2017 compared with 9.5% in the same period of 2016.  Operating leases decreased as a percentage of revenue due to decreases in facility rent, as prior year included transition and relocation costs for certain terminals that did not occur in the second quarter of 2017.
Depreciation and Amortization

Pool depreciation and amortization increased $0.1 million, or 6.7%, to $1.6 million for the three months ended June 30, 2017 from $1.5 million for the same period in 2016. Depreciation and amortization expense as a percentage of Pool operating revenue was 4.4% in the second quarter of 2017 compared to 4.8% in the same period of 2016. The increase in Pool depreciation and amortization in total dollars was due to the allocation of trailer depreciation, which reflect Pool's increased utilization of our trailer fleet.
Insurance and Claims

Pool insurance and claims expense increased $0.1 million, or 10.0%, to $1.1 million for the three months ended June 30, 2017 from $1.0 million for the same period of 2016.  Insurance and claims were 3.0% of operating revenue for the three months ended June 30, 2017 compared to 3.2% in the same period of 2016. The decrease as a percentage of revenue was due to decreases in cargo claims and claims related professional fees.
Fuel Expense

Pool fuel expense increased $0.1 million, or 9.1%, to $1.2 million for the second quarter of 2017 from $1.1 million in the same period of 2016.  Fuel expenses were 3.3% of Pool operating revenue in the second quarter of 2017 compared to 3.5% in the second quarter of 2016.  Pool fuel expenses increased in total dollars due to an increase in year-over-year fuel prices and higher revenue volumes. These increases were partially offset by increased utilization of owner operators.
Other Operating Expenses

Pool other operating expenses decreased $0.2 million, or 4.2%, to $4.6 million for the three months ended June 30, 2017 from $4.8 million in the same period of 2016.  Pool other operating expenses for the second quarter of 2017 were 12.5% compared to 15.2% for the same period of 2016.  The decrease in percentage of revenue is due to improved margins at agent stations and decreased legal and professional fees.
Results from Operations

Income from operations increased to $1.6 million for the second quarter of 2017 compared with a $0.4 million loss from operations for the same period in 2016.  Income from operations as a percentage of Pool operating revenue was 4.3% for the three months ended June 30, 2017 compared to a loss from operations as a percentage of revenue of 1.3% for the same period of 2016.  The improvement in Pool operating results was primarily the result of increased revenue volumes, current year rate increases, the reduction of cargo claims, agent station margin improvements and purchased transportation efficiencies.

Intermodal - Three Months Ended June 30, 2017 compared to Three Months Ended June 30, 2016

The following table sets forth our historical financial data of the Intermodal segment for the three months ended June 30, 2017 and 2016 (in millions):

Intermodal Segment Information
(In millions)
(Unaudited)

	Three months ended
	June 30,	Percent of	June 30,	Percent of		Percent
	2017	Revenue	2016	Revenue	Change	Change
Operating revenue	$35.3	100.0%	$24.2	100.0%	$11.1	45.9%

Operating expenses:
Purchased transportation	14.0	39.7	8.4	34.7	5.6	66.7
Salaries, wages and employee benefits	8.0	22.7	6.0	24.8	2.0	33.3
Operating leases	3.1	8.8	2.9	12.0	0.2	6.9
Depreciation and amortization	1.5	4.2	0.9	3.7	0.6	66.7
Insurance and claims	1.3	3.7	0.5	2.0	0.8	160.0
Fuel expense	0.9	2.5	0.6	2.5	0.3	50.0
Other operating expenses	3.4	9.6	2.1	8.7	1.3	61.9
Total operating expenses	32.2	91.2	21.4	88.4	10.8	50.5
Income from operations	$3.1	8.8%	$2.8	11.6%	$0.3	10.7%

Revenues

Intermodal operating revenue increased $11.1 million, or 45.9%, to $35.3 million for the three months ended June 30, 2017 from $24.2 million for the same period in 2016.  The increases in operating revenue were primarily attributable to the acquisitions of Atlantic and Triumph, the impact of increased fuel surcharges and increased storage revenues.

Purchased Transportation

Intermodal purchased transportation increased $5.6 million, or 66.7%, to $14.0 million for the three months ended June 30, 2017 from $8.4 million for the same period in 2016.  Intermodal purchased transportation as a percentage of revenue was 39.7% for the three months ended June 30, 2017 compared to 34.7% for the three months ended June 30, 2016.  The increase in Intermodal purchased transportation as a percentage of revenue was attributable to higher utilization of owner operators as opposed to Company-employed drivers, as Atlantic utilized more owner operators than Company drivers.

Salaries, Wages, and Benefits

Intermodal salaries, wages and employee benefits increased $2.0 million, or 33.3%, to $8.0 million for the three months ended June 30, 2017 compared to $6.0 million for the three months ended June 30, 2016.  As a percentage of Intermodal operating revenue, salaries, wages and benefits decreased to 22.7% for the three months ended June 30, 2017 compared to 24.8% for the same period in 2016. The improvement in salaries, wages and employee benefits as a percentage of revenue was attributable to less reliance on Company-employed drivers as mentioned above.

Operating Leases

Operating leases increased $0.2 million, or 6.9%, to $3.1 million for the three months ended June 30, 2017 compared to $2.9 million for the same period of 2016.  Operating leases were 8.8% of Intermodal operating revenue for the three months ended June 30, 2017 compared with 12.0% in the same period of 2016.  Operating leases decreased as a percentage of revenue due to trailer rental revenue and charges stayed flat while intermodal linehaul revenue increased.

Depreciation and Amortization

Depreciation and amortization increased $0.6 million, or 66.7%, to $1.5 million for the three months ended June 30, 2017 compared to $0.9 million for the same period in 2016. Depreciation and amortization expense as a percentage of Intermodal operating revenue was 4.2% in the second quarter of 2017 compared to 3.7% in the same period of 2016. The higher depreciation and amortization was due to the acquisitions of equipment and intangible assets from Atlantic and Triumph.

Insurance and Claims

Intermodal insurance and claims increased $0.8 million, or 160.0%, to $1.3 million for the three months ended June 30, 2017 from $0.5 million for the same period in 2016. Intermodal insurance and claims were 3.7% of operating revenue for the three months ended June 30, 2017 compared with 2.0% for the same period in 2016. The increase in Intermodal insurance and claims was attributable to increased vehicle liability reserves and higher insurance premiums.

Fuel Expense

Intermodal fuel expense increased $0.3 million, or 50.0%, to $0.9 million for the second quarter of 2017 from $0.6 million in the same period of 2016.  Fuel expenses were 2.5% of Intermodal operating revenue in the second quarter of 2017 and 2016.  Intermodal fuel expenses increased in total dollars on higher year-over-year fuel prices and revenue volumes. These increases were partially offset by higher utilization of owner operators as opposed to Company-employed drivers.
Other Operating Expenses
Intermodal other operating expenses increased $1.3 million, or 61.9%, to $3.4 million for the three months ended June 30, 2017 compared to $2.1 million for the same period of 2016.  Intermodal other operating expenses for the second quarter of 2017 were 9.6% compared to 8.7% for the same period of 2016.  The increase in Intermodal other operating expenses was due mostly to a $0.4 million increase in container related rental and storage charges associated with revenue increases discussed previously. The increase was also due to higher terminal expenses and other variable costs, such as maintenance and tolls, corresponding with the increases in revenue, and legal and professional fees related to the acquisition of Atlantic.
Income from Operations
Intermodal’s income from operations increased by $0.3 million, or 10.7%, to $3.1 million for the second quarter of 2017 compared with $2.8 million for the same period in 2016.  Income from operations as a percentage of Intermodal operating revenue was 8.8% for the three months ended June 30, 2017 compared to 11.6% in the same period of 2016.  The increase in operating income was primarily attributable to the Atlantic and Triumph acquisitions. The decrease in income from operations as a percentage of revenue was attributable to increased depreciation and amortization associated with Intermodal's acquisitions, insurance premiums and vehicle liability reserves, and acquisition related legal and professional fees.

Other Operations

Other operating activity improved from a $1.4 million operating loss during the three months ended June 30, 2016 to a $0.3 million operating income during the three months ended June 30, 2017. Other expenses for the three months ended June 30, 2017 benefited from $0.6 million of indemnification funds received related to the Towne acquisition. This indemnification benefit was partly offset by $0.3 million of executive severance costs.

The $1.4 million in operating loss included in other operations and corporate activities for the three months ended June 30, 2016 was primarily for increases to loss development factors resulting from our bi-annual actuary analysis of our vehicle and workers' compensation claims. Our second quarter 2017 actuary analysis did not result in notable adjustments to our vehicle or workers' compensation reserves. These loss development adjustments were kept at the corporate level and not passed through to our segments.

Results from Operations
The following table sets forth our consolidated historical financial data for the six months ended June 30, 2017 and 2016 (in millions):

	Six months ended June 30
	2017	2016	Change	Percent Change
Operating revenue:
Expedited LTL	$292.9	$279.1	$13.8	4.9%
Expedited Truckload	87.0	78.1	8.9	11.4
Pool Distribution	74.6	64.7	9.9	15.3
Intermodal	63.6	48.8	14.8	30.3
Eliminations and other operations	(3.6)	(2.5)	(1.1)	44.0
Operating revenue	514.5	468.2	46.3	9.9
Operating expenses:
Purchased transportation	218.7	195.7	23.0	11.8
Salaries, wages, and employee benefits	126.4	115.7	10.7	9.2
Operating leases	30.4	28.5	1.9	6.7
Depreciation and amortization	20.3	19.0	1.3	6.8
Insurance and claims	13.5	12.0	1.5	12.5
Fuel expense	7.3	6.0	1.3	21.7
Other operating expenses	44.9	41.8	3.1	7.4
Impairment of goodwill, intangibles and other assets	—	42.4	(42.4)	100.0
Total operating expenses	461.5	461.1	0.4	0.1
Income (loss) from operations:
Expedited LTL	41.4	42.0	(0.6)	(1.4)
Expedited Truckload	3.6	(38.7)	42.3	NM
Pool Distribution	3.0	(0.3)	3.3	(1,100.0)
Intermodal	5.6	5.1	0.5	9.8
Other operations	(0.6)	(1.0)	0.4	(40.0)
Income from operations	53.0	7.1	45.9	646.5
Other expense:
Interest expense	(0.5)	(1.0)	0.5	(50.0)
Other, net	—	(0.2)	0.2	(100.0)
Total other expense	(0.5)	(1.2)	0.7	(58.3)
Income before income taxes	52.5	5.9	46.6	789.8
Income taxes	18.7	2.9	15.8	544.8
Net income	$33.8	$3.0	$30.8	1,026.7%

Expedited LTL - Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016

The following table sets forth our historical financial data of the Expedited LTL segment for the six months ended June 30, 2017 and 2016 (in millions):

Expedited LTL Segment Information
(In millions)
(Unaudited)

	Six months ended
	June 30,	Percent of	June 30,	Percent of		Percent
	2017	Revenue	2016	Revenue	Change	Change
Operating revenue	$292.9	100.0%	$279.1	100.0%	$13.8	4.9%

Operating expenses:
Purchased transportation	116.4	39.8	109.2	39.1	7.2	6.6
Salaries, wages and employee benefits	71.8	24.5	68.8	24.7	3.0	4.4
Operating leases	18.3	6.3	16.5	5.9	1.8	10.9
Depreciation and amortization	11.1	3.8	10.8	3.9	0.3	2.8
Insurance and claims	7.0	2.4	6.2	2.2	0.8	12.9
Fuel expense	1.9	0.6	1.5	0.6	0.4	26.7
Other operating expenses	25.0	8.5	24.1	8.6	0.9	3.7
Total operating expenses	251.5	85.9	237.1	85.0	14.4	6.1
Income from operations	$41.4	14.1%	$42.0	15.0%	$(0.6)	(1.4)%

Expedited LTL Operating Statistics

	Six months ended
	June 30,	June 30,	Percent
	2017	2016	Change

Operating ratio	85.9%	85.0%	1.1%

Business days	128.0	128.0	—
Business weeks	25.6	25.6	—

Expedited LTL:
Tonnage
Total pounds ¹	1,192,219	1,169,760	1.9
Average weekly pounds ¹	46,571	45,694	1.9

Linehaul shipments
Total linehaul	1,906,425	1,841,232	3.5
Average weekly	74,470	71,923	3.5

Forward Air Complete shipments	453,971	384,379	18.1
As a percentage of linehaul shipments	23.8%	20.9%	13.9

Average linehaul shipment size	625	635	(1.6)

Revenue per pound [2]
Linehaul yield	$17.26	$17.72	(2.1)
Fuel surcharge	1.20	0.87	1.5
Forward Air Complete	3.79	3.19	2.8
Total Expedited LTL yield	$22.25	$21.78	2.2%

¹ - In thousands
[2] - In dollars per hundred pound; percentage change is expressed as a percent of total yield.

Revenues
Expedited LTL operating revenue increased $13.8 million, or 4.9%, to $292.9 million from $279.1 million, accounting for 56.9% of consolidated operating revenue for the six months ended June 30, 2017 compared to 59.6% for the same period in 2016. The increase in revenue is mostly the result of increases to Complete activity and fuel surcharge revenues. Linehaul revenue, which is the largest portion of Expedited LTL, decreased $1.4 million, or 0.7%, due to the decrease in linehaul yield noted in the preceding table, partly offset by the increase in tonnage. The increase in tonnage is due to a growing percentage of total volume from shipments with higher density attributes and a slightly lower length of haul than our traditional shipments, driving the decrease in average base revenue per pound. The increase in tonnage is also due to a full six months impact of our February 2016 change to our dim-factor standard.

The $13.8 million revenue increase is primarily the result of a $7.8 million, or 20.9%, increase in Complete revenue.  The increase in Complete revenue was attributable to an increase in shipping volumes in our Expedited LTL network and a 13.9% increase in the attachment rate of Complete to linehaul shipments. Additionally, compared to the same period in 2016, net fuel surcharge revenue increased $4.0 million largely due to the increase in fuel prices and volume increases. Other terminal based revenues, which includes dedicated local pickup and delivery services, warehousing and terminal handling, increased $3.4 million, or 13.9%, to $27.6 million in the first six months of 2017 from $24.3 million in the same period of 2016. The increase in other terminal revenue was mainly attributable to increases in dedicated local pickup and delivery.

Purchased Transportation
LTL purchased transportation increased by $7.2 million, or 6.6%, to $116.4 million for the six months ended June 30, 2017 from $109.2 million for the six months ended June 30, 2016. As a percentage of segment operating revenue, LTL purchased transportation was 39.8% during the six months ended June 30, 2017 compared to 39.1% for the same period in 2016. The increase is mostly due to a 3.3% increase in Expedited LTL cost per mile. The higher cost per mile is due to increased utilization of third party transportation providers, which are more costly than owner operators. The increase is also due to increased Complete attachment on higher linehaul volumes. Complete purchased transportation has a higher percentage of revenue than linehaul.
Salaries, Wages, and Benefits
Salaries, wages and employee benefits of LTL increased by $3.0 million, or 4.4%, to $71.8 million for the six months ended June 30, 2017 from $68.8 million in the same period of 2016. Salaries, wages and employee benefits were 24.5% of LTL’s operating revenue for the six months ended June 30, 2017 compared to 24.7% for the same period of 2016.  The improvement in salaries, wages and employee benefits as a percentage of revenue was primarily attributable to a 0.4% decrease in dock pay as a percentage of revenue as well as 0.2% and 0.1% decrease in workers' compensation costs and share based compensation, respectively. These decreases were partly offset by a 0.5% increase in employee incentives as a percentage of revenue.
Operating Leases
Operating leases increased $1.8 million, or 10.9%, to $18.3 million for the six months ended June 30, 2017 from $16.5 million for the same period in 2016.  Operating leases were 6.3% of LTL operating revenue for the six months ended June 30, 2017 compared to 5.9% for the same period in 2016. The increase in cost is due to $1.0 million of additional facility lease expenses and a $0.8 million increase in truck, trailer and equipment rentals and leases. Facility leases increased due to the expansion of certain facilities. Vehicle leases increased due to the replacement of older owned power equipment with leased power equipment.
Depreciation and Amortization
Depreciation and amortization increased $0.3 million, or 2.8%, to $11.1 million for the six months ended June 30, 2017 from $10.8 million in the same period of 2016.  Depreciation and amortization expense as a percentage of LTL operating revenue was 3.8% in the six months ended June 30, 2017 compared to 3.9% in the same period of 2016.  The decrease as a percentage of revenue was due to the increase in equipment leasing mentioned above instead of purchased equipment.
Insurance and Claims
LTL insurance and claims expense increased $0.8 million, or 12.9%, to $7.0 million for the six months ended June 30, 2017 from $6.2 million for the six months ended June 30, 2016.  Insurance and claims was 2.4% of operating revenue for the six months ended June 30, 2017 compared to 2.2% for the same period of 2016. The increase in dollars was partly attributable to a $1.0 million increase in insurance premiums associated with our insurance plan renewals and a $0.6 million increase in vehicle claim reserves primarily due to current period development of a reserve for a prior period accident. These increases were partly offset by decreases in vehicle damage and cargo claims and claim related legal and professional fees.

Fuel Expense

LTL fuel expense increased $0.4 million, or 26.7%, to $1.9 million for the six months ended June 30, 2017 from $1.5 million in the same period of 2016.  Fuel expenses were 0.6% of LTL operating revenue for the six months ended June 30, 2017 and 2016.  LTL fuel expenses increased due to higher year-over-year fuel prices.
Other Operating Expenses
Other operating expenses increased $0.9 million, or 3.7%, to $25.0 million for the six months ended June 30, 2017 from $24.1 million in the same period of 2016.  Other operating expenses were 8.5% of LTL operating revenue in the six months ended June 30, 2017 compared to 8.6% in the same period of 2016. The decrease as percentage of revenue was primarily the result a decrease in legal fees mostly related to indemnification funds received related to the Towne acquisition.
The increase in dollars was due to a $0.3 million increase in equipment maintenance, a $0.3 million increase in facility maintenance costs and a $0.3 million increase in losses on disposed assets.
Income from Operations
Income from operations decreased by $0.6 million, or 1.4%, to $41.4 million for the six months ended June 30, 2017 compared with $42.0 million for the same period in 2016.  Income from operations as a percentage of LTL operating revenue was 14.1% for the six months ended June 30, 2017 compared with 15.0% in the same period of 2016. Deterioration in income from operations was caused by an increased utilization of third party transportation providers, higher employee incentives and an increased vehicle liability reserves. These were partly offset by dock efficiencies, increased net fuel surcharge revenue and increased Complete revenue.

Truckload Premium Services - Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016

The following table sets forth our historical financial data of the Truckload Premium Services segment for the six months ended June 30, 2017 and 2016 (in millions):

Truckload Premium Services Segment Information
(In millions)
(Unaudited)

	Six months ended
	June 30,	Percent of	June 30,	Percent of		Percent
	2017	Revenue	2016	Revenue	Change	Change
Operating revenue	$87.0	100.0%	$78.1	100.0%	$8.9	11.4%

Operating expenses:
Purchased transportation	62.0	71.3	53.9	69.0	8.1	15.0
Salaries, wages and employee benefits	10.2	11.7	9.5	12.2	0.7	7.4
Operating leases	0.2	0.2	0.2	0.3	—	—
Depreciation and amortization	3.1	3.6	3.5	4.5	(0.4)	(11.4)
Insurance and claims	2.3	2.7	1.9	2.4	0.4	21.1
Fuel expense	1.5	1.7	1.2	1.5	0.3	25.0
Other operating expenses	4.1	4.7	4.2	5.4	(0.1)	(2.4)
Impairment of goodwill, intangibles and other assets	—	—	42.4	54.3	(42.4)	100.0
Total operating expenses	83.4	95.9	116.8	149.6	(33.4)	(28.6)
Income (loss) from operations	$3.6	4.1%	$(38.7)	(49.6)%	$42.3	(109.3)%

Truckload Premium Services Operating Statistics

	Six months ended
	June 30,	June 30,	Percent
	2017	2016	Change

Company driver [1]	3,717	3,313	12.2%
Owner operator [1]	24,264	24,615	(1.4)
Third party [1]	19,197	14,565	31.8
Total Miles	47,178	42,493	11.0

Revenue per mile	$1.79	$1.79	—

Cost per mile	$1.39	$1.36	2.2%

¹ - In thousands

Revenues

TLS revenue increased $8.9 million, or 11.4%, to $87.0 million for the six months ended June 30, 2017 from $78.1 million in the same period of 2016.  The increase in TLS revenue was attributable to new business wins which resulted in an 11.0% increase in miles driven to support revenue.
Purchased Transportation

Purchased transportation costs for our TLS revenue increased $8.1 million, or 15.0%, to $62.0 million for the six months ended June 30, 2017 from $53.9 million for the six months ended June 30, 2016. For the six months ended June 30, 2017, TLS purchased transportation costs represented 71.3% of TLS revenue compared to 69.0% for the same period in 2016.  The increase in TLS purchased transportation was attributable to a 10.9% increase in non-Company miles driven and a 3.0% increase in non-Company cost per mile during the six months ended June 30, 2017 compared to the same period in 2016. The increase in TLS miles driven was attributable to new business wins discussed above. The increase in cost per mile was due to TLS utilizing third party carriers to cover the additional miles, which are more costly than our network of owner operators. This increased utilization of third party transportation providers also led to the increase in purchased transportation as a percentage of revenue.
Salaries, Wages, and Benefits

Salaries, wages and employee benefits of TLS increased by $0.7 million, or 7.4%, to $10.2 million for the six months ended June 30, 2017 from $9.5 million in the same period of 2016.  Salaries, wages and employee benefits were 11.7% of TLS’s operating revenue in the six months ended June 30, 2017 compared to 12.2% for the same period of 2016.  The decrease in salaries, wages and employee benefits as a percentage of revenue was mostly attributable to the increase in revenue outpacing the increase in pay to Company drivers and office staff.
Depreciation and Amortization

Depreciation and amortization decreased $0.4 million, or 11.4%, to $3.1 million for the six months ended June 30, 2017 from $3.5 million in the same period of 2016.  Depreciation and amortization expense as a percentage of TLS operating revenue was 3.6% in the six months ended June 30, 2017 compared to 4.5% in the same period of 2016.  The decrease was due to the impairment of TQI intangible assets in the second quarter of 2016 leading to lower on-going amortization expense. This decrease was partially offset by increased trailer depreciation on trailers purchased since the second quarter of 2016.
Insurance and Claims

TLS insurance and claims expense increased $0.4 million, or 21.1%, to $2.3 million for the six months ended June 30, 2017 from $1.9 million for the six months ended June 30, 2016.  Insurance and claims were 2.7% of operating revenue for the six months ended June 30, 2017 compared to 2.4% in the same period of 2016. The increase was due to higher insurance premiums associated with our insurance plan renewals and increased reserves for vehicle liability claims.
Fuel Expense

TLS fuel expense increased $0.3 million, or 25.0%, to $1.5 million for the six months ended June 30, 2017 from $1.2 million for the same period of 2016.  Fuel expense as a percentage of TLS operating revenue was 1.7% for the six months ended June 30, 2017 compared to 1.5% in the same period of 2016. The increase as a percentage of revenue was mostly attributable to higher year-over-year fuel prices and the increase in Company driver miles.
Other Operating Expenses

Other operating expenses decreased $0.1 million, or 2.4%, to $4.1 million for the six months ended June 30, 2017 from $4.2 million in the same period of 2016.  Other operating expenses were 4.7% of TLS operating revenue in the six months ended June 30, 2017 compared to 5.4% in the same period of 2016.  The decline in other operating expenses was due to reduced legal fees.
Impairment of goodwill, intangibles and other assets
In the second quarter of 2016, we determined there were indicators of potential impairment of goodwill and other long lived assets assigned to the TQI acquisition. As a result, we performed fair value calculations as of June 30, 2016. Based on these calculations we recorded $42.4 million in total impairment charges related to TQI’s goodwill and other long lived assets. During the three months ended June 30, 2017, there were no additional indicators of impairment.
Results from Operations
Results from operations increased by $42.3 million to $3.6 million in income from operations for the six months ended June 30, 2017 compared with a $38.7 million loss from operations for the same period in 2016.  Excluding the impairment charges, the deterioration in results from operations was due to increased utilization of third party transportation providers which led to the increase in cost per mile outpacing the increase in revenue per mile.

Pool Distribution - Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016

The following table sets forth our historical financial data of the Pool Distribution segment for the six months ended June 30, 2017 and 2016 (in millions):

Pool Distribution Segment Information
(In millions)
(Unaudited)

	Six months ended
	June 30,	Percent of	June 30,	Percent of		Percent
	2017	Revenue	2016	Revenue	Change	Change
Operating revenue	$74.6	100.0%	$64.7	100.0%	$9.9	15.3%

Operating expenses:
Purchased transportation	19.5	26.1	17.5	27.0	2.0	11.4
Salaries, wages and employee benefits	28.5	38.2	24.7	38.2	3.8	15.4
Operating leases	6.3	8.5	5.9	9.1	0.4	6.8
Depreciation and amortization	3.4	4.6	3.0	4.7	0.4	13.3
Insurance and claims	2.1	2.8	2.1	3.2	—	—
Fuel expense	2.4	3.2	2.1	3.3	0.3	14.3
Other operating expenses	9.4	12.6	9.7	15.0	(0.3)	(3.1)
Total operating expenses	71.6	96.0	65.0	100.5	6.6	10.2
Income (loss) from operations	$3.0	4.0%	$(0.3)	(0.5)%	$3.3	(1,100.0)%

Revenues

Pool operating revenue increased $9.9 million, or 15.3%, to $74.6 million for the six months ended June 30, 2017 from $64.7 million for the same period in 2016.  The increase was attributable to increased volume from previously existing customers and current year rate increases.
Purchased Transportation

Pool purchased transportation increased $2.0 million, or 11.4%, to $19.5 million for the six months ended June 30, 2017 compared to $17.5 million for the same period of 2016.  Pool purchased transportation as a percentage of revenue was 26.1% for the six months ended June 30, 2017 compared to 27.0% for the same period of 2016.  The improvement in Pool purchased transportation as a percentage of revenue was attributable to an increased utilization of owner operators over more costly third party carriers and revenue increases associated with rate increases.
Salaries, Wages, and Benefits

Pool salaries, wages and employee benefits increased $3.8 million, or 15.4%, to $28.5 million for the six months ended June 30, 2017 compared to $24.7 million for the same period of 2016.  As a percentage of Pool operating revenue, salaries, wages and benefits was 38.2% for the six months ended June 30, 2017 and 2016.  As a percentage of revenue, increases in dock pay and employee incentive were offset by decreases in Company driver pay, administrative salaries, wages and benefits and workers' compensation costs. Dock pay deteriorated as a percentage of revenue as increasing revenue volumes required the use of more costly contract labor.
Operating Leases

Operating leases increased $0.4 million, or 6.8%, to $6.3 million for the six months ended June 30, 2017 from $5.9 million for the same period in 2016.  Operating leases were 8.5% of Pool operating revenue for the six months ended June 30, 2017 compared with 9.1% in the same period of 2016.  Operating leases increased in total dollars due to additional truck leases and rentals used to provide capacity for additional business wins throughout the network. The decrease as a percentage of revenue is attributable to decreases in facility rent, as 2016 included transition and relocation costs of certain terminals that did not occur in 2017.
Depreciation and Amortization

Pool depreciation and amortization increased $0.4 million, or 13.3%, to $3.4 million for the six months ended June 30, 2017 from $3.0 million for the same period in 2016. Depreciation and amortization expense as a percentage of Pool operating revenue was 4.6% for the six months ended June 30, 2017 compared to 4.7% for the same period of 2016. The increase in Pool depreciation and amortization in total dollars was due to the allocation of trailer depreciation, which reflect Pool's increased utilization of our trailer fleet.
Insurance and Claims

Pool insurance and claims expense was $2.1 million for the six months ended June 30, 2017 and 2016.  Insurance and claims were 2.8% of operating revenue for the six months ended June 30, 2017 compared to 3.2% in the same period of 2016. The decrease as a percentage of revenue was due to a decrease in cargo claims and claims related professional fees.
Fuel Expense

Pool fuel expense increased $0.3 million, or 14.3%, to $2.4 million for the six months ended June 30, 2017 from $2.1 million in the same period of 2016.  Fuel expenses were 3.2% of Pool operating revenue during the six months ended June 30, 2017 compared to 3.3% for the same period of 2016.  Pool fuel expenses increased in total dollars due to higher year-over-year fuel prices and higher revenue volumes. These increases were partially offset by increased utilization of owner operators.
Other Operating Expenses

Pool other operating expenses decreased $0.3 million, or 3.1%, to $9.4 million for the six months ended June 30, 2017 compared to $9.7 million for the same period of 2016.  Pool other operating expenses for the six months ended June 30, 2017 were 12.6% of operating revenue compared to 15.0% for the same period of 2016.  The decrease in total dollars and as a percentage of revenue is due to improved margins at agent stations on a reduction in agent station activity and decreased legal and professional fees.
Results from Operations
Results from operations increased by $3.3 million to $3.0 million in income from operations for the six months ended June 30, 2017 compared with a $0.3 million loss from operations for the same period in 2016.  Income from operations as a percentage of Pool operating revenue was 4.0% for the six months ended June 30, 2017 compared to a 0.5% loss from operations in the same period of 2016.   The improvement in Pool operating results was primarily the result of higher revenue volumes, current year rate increases, the reduction of cargo claims, agent station margin improvements and purchased transportation efficiencies.

Intermodal - Six Months Ended June 30, 2017 compared to Six Months Ended June 30, 2016

The following table sets forth our historical financial data of the Intermodal segment for the six months ended June 30, 2017 and 2016 (in millions):

Intermodal Segment Information
(In millions)
(Unaudited)

	Six months ended
	June 30,	Percent of	June 30,	Percent of		Percent
	2017	Revenue	2016	Revenue	Change	Change
Operating revenue	$63.6	100.0%	$48.8	100.0%	$14.8	30.3%

Operating expenses:
Purchased transportation	23.8	37.4	16.8	34.4	7.0	41.7
Salaries, wages and employee benefits	14.8	23.3	12.0	24.6	2.8	23.3
Operating leases	6.2	9.7	6.0	12.3	0.2	3.3
Depreciation and amortization	2.6	4.1	1.8	3.7	0.8	44.4
Insurance and claims	2.1	3.3	1.4	2.9	0.7	50.0
Fuel expense	1.6	2.5	1.1	2.2	0.5	45.5
Other operating expenses	6.9	10.9	4.6	9.4	2.3	50.0
Total operating expenses	58.0	91.2	43.7	89.5	14.3	32.7
Income from operations	$5.6	8.8%	$5.1	10.5%	$0.5	9.8%

Revenues

Intermodal operating revenue increased $14.8 million, or 30.3%, to $63.6 million for the six months ended June 30, 2017 from $48.8 million for the same period in 2016.   The increases in operating revenue were primarily attributable to the acquisition of Atlantic, Ace and Triumph, the impact of increased fuel surcharges and increased storage revenues.

Purchased Transportation

Intermodal purchased transportation increased $7.0 million, or 41.7%, to $23.8 million for the six months ended June 30, 2017 from $16.8 million for the same period in 2016.  Intermodal purchased transportation as a percentage of revenue was 37.4% for the six months ended June 30, 2017 compared to 34.4% for the six months ended June 30, 2016.  The increase in Intermodal purchased transportation as a percentage of revenue was attributable to higher utilization of owner operators as opposed to Company-employed drivers, as Atlantic utilized more owner operators than Company drivers.

Salaries, Wages, and Benefits

Intermodal salaries, wages and employee benefits increased $2.8 million, or 23.3%, to $14.8 million for the six months ended June 30, 2017 compared to $12.0 million for the six months ended June 30, 2016.  As a percentage of Intermodal operating revenue, salaries, wages and benefits increased to 23.3% for the six months ended June 30, 2017 compared to 24.6% for the same period in 2016.   The improvement in salaries, wages and employee benefits as a percentage of revenue is attributable to less reliance on Company-employed drivers as mentioned above.

Operating Leases

Operating leases increased $0.2 million, or 3.3%, to $6.2 million for the six months ended June 30, 2017 from $6.0 million for the same period in 2016.  Operating leases were 9.7% of Intermodal operating revenue for the six months ended June 30, 2017 compared with 12.3% in the same period of 2016.  Operating leases decreased as a percentage of revenue due to consistent trailer rental charges while other revenue that does not require trailer rentals increased.

Depreciation and Amortization

Depreciation and amortization increased $0.8 million, or 44.4%, to $2.6 million for the six months ended June 30, 2017 from $1.8 million for the same period in 2016. Depreciation and amortization expense as a percentage of Intermodal operating revenue was 4.1% for the six months ended June 30, 2017 from 3.7% for the same period in 2016. The higher depreciation and amortization was due to equipment and intangible assets acquired with Atlantic, Triumph and Ace.

Insurance and Claims

Intermodal insurance and claims expense increased $0.7 million, or 50.0%, to $2.1 million for the six months ended June 30, 2017 from $1.4 million for the six months ended June 30, 2016.   Intermodal insurance and claims were 3.3% of operating revenue for the six months ended June 30, 2017 compared with 2.9% for the same period in 2016. The increase in Intermodal insurance and claims was attributable to increased vehicle liability reserves and higher insurance premiums.

Fuel Expense

Intermodal fuel expense increased $0.5 million, or 45.5%, to $1.6 million for the six months ended June 30, 2017 from $1.1 million in the same period of 2016.  Fuel expenses were 2.5% of Intermodal operating revenue for the six months ended June 30, 2017 compared to 2.2% in the same period of 2016.  Intermodal fuel expenses increased due to higher year-over-year fuel prices and revenue volumes. These increases were partially offset by increased utilization of owner operators.

Other Operating Expenses

Intermodal other operating expenses increased $2.3 million, or 50.0%, to $6.9 million for the six months ended June 30, 2017 compared to $4.6 million for the same period of 2016.  Intermodal other operating expenses for the six months ended June 30, 2017 were 10.9% compared to 9.4% for the same period of 2016.  The increase in Intermodal other operating expenses was due mostly due to a $1.0 million increase in container related rental and storage charges associated with revenue increases discussed previously. The remaining increase was due to increased terminal expenses and other variable costs, such as maintenance and tolls, corresponding with the increases in revenue, and legal and professional fees related to the acquisition of Atlantic.

Income from Operations

Intermodal’s income from operations increased by $0.5 million, or 9.8%, to $5.6 million for the six months ended June 30, 2017 compared with $5.1 million for the same period in 2016.  Income from operations as a percentage of Intermodal operating revenue was 8.8% for the six months ended June 30, 2017 compared to 10.5% in the same period of 2016.  The increase in operating income in total dollars was primarily attributable to the Atlantic, Ace and Triumph acquisitions. The decrease in income from operations as a percentage of revenue was attributable to increased depreciation and amortization associated with Intermodal's acquisitions, higher insurance premiums and vehicle liability reserves and acquisition related legal and professional fees.

Other Operations

Other operating activity improved from a $1.0 million operating loss during the six months ended June 30, 2016 to a $0.6 million operating loss during the six months ended June 30, 2017. The six months ended June 30, 2017, includes $0.9 million of executive severance costs and $0.3 million in reserves for vehicle and workers' compensation claims. These costs were partly offset by $0.6 million of indemnification funds received related to the Towne acquisition. These costs and benefits were kept at the corporate level and not passed through to our operating segments.

The $1.0 million in operating loss included in other operations and corporate activities for the six months ended June 30, 2016 was primarily for increases to loss development factors resulting from our bi-annual actuary analysis of our vehicle and workers' compensation claims.

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

Valuation of Goodwill and Other Long Term Assets

We test our goodwill for impairment annually or more frequently if events or circumstances indicate impairment may exist. Examples of such events or circumstances could include a significant change in business climate or a loss of significant customers. We complete our annual analysis of our reporting units as of the last day of our second quarter, June 30th. We first consider our reporting unit and related components in accordance with U.S. GAAP. Goodwill is allocated to reporting units that are expected to benefit from the business combinations generating the goodwill. We have five reporting units - Expedited LTL, TLX Forward Air, Intermodal, Pool Distribution and Total Quality, Inc. ("TQI"). The TLX Forward Air and the TQI reporting units are assigned to the Truckload Premium Services reportable segment. Currently, there is no goodwill assigned to the TLX Forward Air reporting unit. In evaluating reporting units, we first assess qualitative factors to determine whether it is more likely than not that the fair value of any of its reporting units is less than its carrying amount, including goodwill. When performing the qualitative assessment, we consider the impact of factors including, but not limited to, macroeconomic and industry conditions, overall financial performance of each reporting unit, litigation and new legislation. If based on the qualitative assessments, we believe it is more likely than not that the fair value of any reporting unit is less than the reporting unit's carrying amount, or periodically as deemed appropriate by management, we will prepare an estimation of the respective reporting unit's fair value utilizing a quantitative approach. If this estimation of fair value indicates that impairment potentially exists, we will then measure the amount of the impairment, if any. Goodwill impairment exists when the calculated implied fair value of goodwill is less than its carrying value.
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
In 2017, based on our qualitative analysis of the LTL, Intermodal and Pool reporting units we determined it is more likely than not that the fair value of these reporting units exceeded their respective carrying amounts, including goodwill. However, we performed a fair value estimation for the TQI reporting unit due to the reporting unit's 2016 goodwill impairment and continuing operating losses. Our 2017 calculations for TQI indicated that, as of June 30, 2017, the fair value of the reporting unit exceeded its carrying value by approximately 15.0%.

For our 2017 TQI analysis the significant assumptions used in the income approach were 10 years of projected net cash flows, a discount rate of 15.5% and a long-term growth rate of 4.0%. As shown with the 2016 TQI goodwill impairment, the estimates used to calculate the fair value of each reporting unit change from year to year based on operating results, market conditions, and other factors. Changes in these estimates and assumptions could materially affect the determination of the reporting unit's fair value and goodwill impairment for the reporting unit.

Impact of Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued guidance that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital ("APIC") pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. We adopted this guidance in January 2017 and the elimination of APIC pools resulted in approximately $0.2 million of income tax benefit during the six months ended June 30, 2017. This guidance has been applied prospectively and no prior periods have been adjusted.

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

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital expenditures, with cash flows from operations and borrowings under our bank lines of credit. Net cash provided by operating activities totaled approximately $52.0 million for the six months ended June 30, 2017 compared to approximately $61.2 million for the six months ended June 30, 2016. The $9.2 million decrease in cash provided by operating activities is mainly attributable to the increase in accounts receivable. Accounts receivables increased on higher revenue associated with the Atlantic acquisition that has yet to be collected.

Net cash used in investing activities was approximately $25.3 million for the six months ended June 30, 2017 compared with approximately $17.2 million during the six months ended June 30, 2016. Investing activities during the six months ended June 30, 2017 consisted primarily of $22.5 million used to acquire Atlantic and net capital expenditures of $3.3 million primarily for information technology.  Investing activities during the six months ended June 30, 2016 consisted primarily of $1.7 million used to acquire Ace and net capital expenditures of $14.9 million primarily for new trailers, forklifts and information technology . The proceeds from disposal of property and equipment during the six months ended June 30, 2017 and 2016 were primarily from sales of older trailers and vehicles.

Net cash used in financing activities totaled approximately $25.1 million for the six months ended June 30, 2017 compared with net cash used in financing activities of $55.6 million for the six months ended June 30, 2016.  The $30.5 million change in cash from financing activities was attributable to $35.0 million in borrowings from our revolving credit facility partly offset by a $14.6 million increase in payments on our outstanding debt. Additionally, there was a $3.8 million increase in cash from employee stock transactions and a $8.0 million decrease in share repurchases, partly offset by a $1.7 million increase in our quarterly cash dividend.

On February 4, 2015, we entered into a five-year senior, unsecured credit facility (the “Facility”) with a maximum aggregate principal amount of $275.0 million, including a revolving credit facility of $150.0 million and a term loan facility of $125.0 million. The revolving credit facility has a sublimit of $25.0 million for letters of credit and a sublimit of $15.0 million for swing line loans. The revolving credit facility is scheduled to expire in February 2020 and may be used to refinance our existing indebtedness and for working capital, capital expenditures and other general corporate purposes. Unless we elect otherwise under the credit agreement, interest on borrowings under the Facility are based on the highest of (a) the federal funds rate plus 0.5%, (b) the administrative agent's prime rate and (c) the LIBOR Rate plus 1.0%, in each case plus a margin that can range from 0.1% to 0.6% with respect to the term loan facility and from 0.3% to 0.8% with respect to the revolving credit facility depending on our ratio of consolidated funded indebtedness to earnings as set forth in the credit agreement. The Facility contains financial covenants and other covenants that, among other things, restrict our ability, without the approval of the lenders, to engage in certain mergers, consolidations, asset sales, investments, transactions or to incur liens or indebtedness, as set forth in the credit agreement. As of June 30, 2017, we had $20.5 million in borrowings outstanding under the revolving credit facility, $7.5 million utilized for outstanding letters of credit and $122.0 million of available borrowing capacity under the revolving credit facility.  The interest rate on the outstanding borrowing under the revolving credit facility was 2.5% at June 30, 2017.

In March 2015, we borrowed $125.0 million on the available term loan facility. The term loan was payable in quarterly installments of 11.1% of the original principal amount of the term loan plus accrued and unpaid interest, and matured in March 2017.

On July 21, 2016, our Board of Directors approved a stock repurchase authorization for up to three million shares of the Company’s common stock. During the three months ended June 30, 2017, we repurchased 42,055 for $1,999, or $47.54 per share. During the six months ended June 30, 2017, we repurchased 246,864 for $11,995, or $48.59 per share. During the three months ended June 30, 2016, we repurchased 221,441 for $9,996, or $45.14 per share. During the six months ended June 30, 2016, we repurchased 454,385 shares for $19,991, or an average of $44.00 per share. The repurchases made for the three and six months ended June 30, 2016 were made under a previous share repurchase plan approved by our Board of Directors on February 7, 2014. This plan was canceled and replaced on July 21, 2016. As of June 30, 2017, 2,519,620 shares remain to be purchased under the 2016 Plan.

During the fourth quarter of 2016 and each quarter of 2017, our Board of Directors declared a cash dividend of $0.15 per share of common stock. During the first, second and third quarter of 2016, our Board of Directors declared a cash dividend of $0.12 per share of common stock. We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.
We believe that our available cash, investments, expected cash generated from future operations and borrowings under the available credit facility will be sufficient to satisfy our anticipated cash needs for at least the next twelve months.

Forward-Looking Statements

This report contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. In this Form 10-Q, forward-looking statements include, but are not limited to, any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements regarding future insurance and claims; any statements concerning proposed or intended new services or developments; any statements regarding intended expansion through acquisition or greenfield startups; any statements regarding future economic conditions or performance; and any statements of belief and any statements of assumptions underlying any of the foregoing. Some forward-looking statements may be identified by use of such terms as “believes,” “anticipates,” “intends,” “plans,” “estimates,” “projects” or “expects.”  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  The following is a list of factors, among others, that could cause actual results to differ materially from those contemplated by the forward-looking statements: economic factors such as recessions, inflation, higher interest rates and downturns in customer business cycles, our inability to maintain our historical growth rate because of a decreased volume of freight moving through our network or decreased average revenue per pound of freight moving through our network, increasing competition and pricing pressure, surplus inventories, loss of a major customer, the creditworthiness of our customers and their ability to pay for services rendered, our ability to secure terminal facilities in desirable locations at reasonable rates, the inability of our information systems to handle an increased volume of freight moving through our network, changes in fuel prices, claims for property damage, personal injuries or workers’ compensation, employment matters including rising health care costs, enforcement of and changes in governmental regulations, environmental and tax matters, the handling of hazardous materials, the availability and compensation of qualified independent owner operators and freight handlers needed to serve our transportation needs and our inability to successfully integrate acquisitions. As a result of the foregoing, no assurance can be given as to future financial condition, cash flows or results of operations.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The SEC's general guidance permits the exclusion of an assessment of the effectiveness of a registrant's disclosure controls and procedures as they relate to its internal controls over financial reporting for an acquired business during the first year following such acquisition, if among other circumstances and factors there is not adequate time between the acquisition date and the date of assessment. As previously disclosed, the Company completed its acquisition of Atlantic on May 7, 2017. Atlantic represents approximately 3.5% percent of the Company's total assets as of June 30, 2017. Management's assessment and conclusion on the effectiveness of the Company's disclosure controls and procedures as of June 30, 2017 excluded an assessment of the internal control over financial reporting of Atlantic.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three and six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On July 21, 2016, our Board of Directors approved a stock repurchase authorization for up to three million shares of the Company’s common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced 2016 Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
April 1-30, 2017	42,055	$48	42,055	2,519,620
May 1-31, 2017	—	—	—	—
June 1-30, 2017	—	—	—	—
Total	42,055	$48	42,055	2,519,620

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

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

10.1	Forward Air Corporation 2016 Omnibus Incentive Compensation Plan
10.2	Amended and Restated Non-Employee Director Stock Plan
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Forward Air Corporation
Date: July 27, 2017	By:	/s/ Michael J. Morris
Michael J. Morris Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer)

By:	/s/ Michael P. McLean
Michael P. McLean Chief Accounting Officer, Vice President and Controller (Principal Accounting Officer)

EXHIBIT INDEX

No.	Exhibit
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

10.1	Forward Air Corporation 2016 Omnibus Incentive Compensation Plan
10.2	Amended and Restated Non-Employee Director Stock Plan
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase