Form 10-Q
period 2017-09-30
FORWARD AIR CORP
filed 2017-10-26
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2017
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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of October 24, 2017 was 29,772,242.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited).

Forward Air Corporation
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)
(Unaudited)
	September 30, 2017	December 31, 2016
Assets
Current assets:
Cash	$12,423	$8,511
Accounts receivable, less allowance of $2,898 in 2017 and $1,714 in 2016	132,100	116,602
Other current assets	13,319	11,157
Total current assets	157,842	136,270

Property and equipment	383,890	379,021
Less accumulated depreciation and amortization	192,109	178,816
Total property and equipment, net	191,781	200,205
Goodwill and other acquired intangibles:
Goodwill	191,535	184,675
Other acquired intangibles, net of accumulated amortization of $68,971 in 2017 and $61,334 in 2016	113,562	106,650
Total net goodwill and other acquired intangibles	305,097	291,325
Other assets	14,448	13,491
Total assets	$669,168	$641,291

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$22,377	$18,012
Accrued expenses	35,354	31,903
Current portion of debt and capital lease obligations	466	28,012
Total current liabilities	58,197	77,927

Long-term debt and capital lease obligations, less current portion	40,696	725
Other long-term liabilities	22,681	21,699
Deferred income taxes	42,004	41,871

Shareholders’ equity:
Preferred stock	—	—
Common stock, $0.01 par value: Authorized shares - 50,000,000, Issued and outstanding shares - 29,532,362 in 2017 and 30,090,335 in 2016	295	301
Additional paid-in capital	191,352	179,512
Retained earnings	313,943	319,256
Total shareholders’ equity	505,590	499,069
Total liabilities and shareholders’ equity	$669,168	$641,291

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Operating revenue	$280,201	$249,552	$794,700	$717,737

Operating expenses:
Purchased transportation	123,326	105,039	342,017	300,783
Salaries, wages and employee benefits	64,882	60,161	191,282	175,857
Operating leases	16,809	16,215	47,205	44,684
Depreciation and amortization	10,326	9,399	30,578	28,409
Insurance and claims	7,844	7,170	21,379	19,213
Fuel expense	4,096	3,416	11,448	9,375
Other operating expenses	26,020	23,452	70,895	65,218
Impairment of goodwill, intangibles and other assets	—	—	—	42,442
Total operating expenses	253,303	224,852	714,804	685,981
Income from operations	26,898	24,700	79,896	31,756

Other income (expense):
Interest expense	(288)	(216)	(806)	(1,230)
Other, net	(2)	(4)	(11)	(149)
Total other income (expense)	(290)	(220)	(817)	(1,379)
Income before income taxes	26,608	24,480	79,079	30,377
Income tax expense	8,453	12,549	27,131	15,413
Net income and comprehensive income	$18,155	$11,931	$51,948	$14,964

Net income per share:
Basic	$0.60	$0.39	$1.72	$0.49
Diluted	$0.60	$0.39	$1.71	$0.49

Dividends per share:	$0.15	$0.12	$0.45	$0.36

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended
	September 30, 2017	September 30, 2016

Operating activities:
Net income	$51,948	$14,964
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	30,578	28,409
Impairment of goodwill, intangible and other assets	—	42,442
Share-based compensation	5,965	6,204
Loss on disposal of property and equipment	701	201
Provision for loss on receivables	1,788	268
Provision for revenue adjustments	2,131	1,570
Deferred income tax	132	661
Excess tax benefit for stock options exercised	—	(137)
Changes in operating assets and liabilities
Accounts receivable	(19,417)	(8,000)
Other current assets	(1,411)	(1,354)
Accounts payable and accrued expenses	5,296	9,380
Net cash provided by operating activities	77,711	94,608

Investing activities:
Proceeds from disposal of property and equipment	1,497	1,795
Purchases of property and equipment	(13,610)	(28,725)
Acquisition of business, net of cash acquired	(22,500)	(11,800)
Other	(73)	(673)
Net cash used in investing activities	(34,686)	(39,403)

Financing activities:
Payments of debt and capital lease obligations	(42,715)	(41,825)
Proceeds from senior credit facility	55,000	—
Proceeds from exercise of stock options	5,642	7,041
Payments of cash dividends	(13,584)	(10,987)
Repurchase of common stock (repurchase program)	(41,983)	(29,986)
Common stock issued under employee stock purchase plan	226	215
Excess tax benefit for stock options exercised	—	137
Cash settlement of share-based awards for tax withholdings	(1,699)	(1,800)
Net cash used in financing activities	(39,113)	(77,205)
Net increase (decrease) in cash	3,912	(22,000)
Cash at beginning of period	8,511	33,312
Cash at end of period	$12,423	$11,312

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2017

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

Our Intermodal segment provides first- and last-mile high value intermodal container drayage services both to and from seaports and railheads. Intermodal also offers dedicated contract and CFS warehouse and handling services. Today, Intermodal operates primarily in the Midwest and Southeast, with a smaller operational presence in the Southwest.

In our Pool Distribution segment, we provide high-frequency handling and distribution of time sensitive product to numerous destinations within a specific geographic region. We offer this service throughout the Mid-Atlantic, Southeast, Midwest and Southwest United States.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company’s operating results are subject to seasonal trends when measured on a quarterly basis; therefore operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017. For further information, refer to the consolidated financial statements and notes thereto included in the Forward Air Corporation Annual Report on Form 10-K for the year ended December 31, 2016.

The accompanying unaudited condensed consolidated financial statements of the Company include Forward Air Corporation and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior period financial information to conform to the current year presentation.

2.    Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued guidance that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital ("APIC") pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for, and we elected, to account for forfeitures as they occur rather than on an estimated basis. We adopted this guidance in January 2017 and the elimination of APIC pools resulted in approximately $147 of income tax benefit during the nine months ended September 30, 2017. This guidance has been applied prospectively and no prior periods have been adjusted.

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
September 30, 2017

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

As permitted by the guidance, we will implement the use of full retrospective presentation. While evaluating principal versus agent relationships under the new standard, we determined that we will transition certain revenue streams from an agent to principal relationship. This will cause these revenue streams and their associated costs to be recognized on a gross basis that have historically been netted. This would increase revenue and expenses by approximately $46,000 for the nine months ended September 30, 2017 and $33,000 for the same period of 2016 and would have no impact on operating income.

In addition, based on a review of our customer shipping arrangements, we currently believe the implementation of this standard will change our revenue recognition policy from recognizing revenue upon shipment completion to recognizing revenue over time based on the progress toward completion of shipments in transit at each period end.  While the timing of revenue recognition will be accelerated, due to the short duration of our transit times and relatively low dollar value of individual shipments, the anticipated impact on our consolidated financial position, revenue and results from operations is not expected to be significant.

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
In August 2016, we also acquired certain assets of Triumph Transport, Inc. and Triumph Repair Service, Inc. (together referred to as “Triumph”) for $10,100 and an earnout of $1,250 paid in September 2017. The assets, liabilities, and operating results of Triumph have been included in the Company's consolidated financial statements from the date of acquisition and have been assigned to the Intermodal reportable segment. In January 2016, the Company also acquired certain assets of Ace Cargo, LLC ("Ace") for $1,700.
The assets, liabilities, and operating results of Atlantic, Triumph and Ace have been included in the Company's consolidated financial statements from the respective dates of acquisition and have been assigned to the Intermodal reportable segment. During the third quarter of 2017, Atlantic contributed $14,745 in revenue and $1,119 in operating income.
Allocations of Purchase Prices
The following table presents the allocations of the Atlantic, Triumph and Ace purchase prices to the assets acquired and liabilities assumed based on their estimated fair values and resulting residual goodwill (in thousands):

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2017

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
Escrow Funds

In 2015, the Company acquired CLP Towne Inc. (“Towne”) resulting in Towne becoming an indirect, wholly-owned subsidiary of the Company. At the time of acquisition $16,500 of the total purchase price was placed into an escrow account, to settle any shortfall in Towne’s net working capital and to be available for a period of time to settle certain possible claims against Towne’s common stockholders for indemnification. During the second quarter of 2017, we received $2,525 from this escrow for reimbursement of various claims. Approximately $1,621 was credited to operating leases and other operating expenses to offset related costs incurred in previous periods. The remaining $904 was used to establish reserves for various pending claims.

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
September 30, 2017

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

The following is a summary of the changes to goodwill for the nine months ended September 30, 2017. Approximately $112,391 of goodwill is deductible for tax purposes.

	Expedited LTL		TLS		Pool Distribution		Intermodal		Total
		Accumulated		Accumulated		Accumulated		Accumulated
	Goodwill	Impairment	Goodwill	Impairment	Goodwill	Impairment	Goodwill	Impairment	Net
Beginning balance, December 31, 2016	$97,593	$—	$45,164	$(25,686)	$12,359	$(6,953)	$62,198	$—	$184,675
Atlantic Acquisition	—	—	—	—	—	—	6,860	—	6,860
Ending balance, September 30, 2017	$97,593	$—	$45,164	$(25,686)	$12,359	$(6,953)	$69,058	$—	$191,535
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
September 30, 2017

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

Employee Activity - Stock Options

Stock option grants to employees generally expire seven years from the grant date and typically vest ratably over a three-year period.  The Company used the Black-Scholes option-pricing model to estimate the grant-date fair value of options granted.  The weighted-average fair value of options granted and assumptions used to estimate their fair value during the nine months ended September 30, 2017 and 2016 were as follows:

	Three months ended
	September 30, 2017	September 30, 2016
Expected dividend yield	1.3%	—%
Expected stock price volatility	28.7%	—%
Weighted average risk-free interest rate	2.0%	—%
Expected life of options (years)	6.0	0
Weighted average grant date fair value	$14	$—

	Nine months ended
	September 30, 2017	September 30, 2016
Expected dividend yield	1.3%	1.0%
Expected stock price volatility	28.7%	29.0%
Weighted average risk-free interest rate	2.0%	1.3%
Expected life of options (years)	6.0	6.0
Weighted average grant date fair value	$13	$12

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2017

The following tables summarize the Company’s employee stock option activity and related information:

	Three months ended September 30, 2017
				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Options	Exercise	Value	Contractual
	(000)	Price	(000)	Term
Outstanding at June 30, 2017	507	$44
Granted	5	54
Exercised	(18)	41
Forfeited	(22)	47
Outstanding at September 30, 2017	472	$44	$3,963	4.5
Exercisable at September 30, 2017	255	$42	$2,671	3.3

	Three months ended
	September 30, 2017	September 30, 2016
Share-based compensation for options	$294	$377
Tax benefit for option compensation	$105	$140
Unrecognized compensation cost for options, net of estimated forfeitures	$1,909	$2,036
Weighted average period over which unrecognized compensation will be recognized (years)	1.9

	Nine months ended September 30, 2017
				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Options	Exercise	Value	Contractual
	(000)	Price	(000)	Term
Outstanding at December 31, 2016	564	$41
Granted	123	48
Exercised	(169)	34
Forfeited	(46)	46
Outstanding at September 30, 2017	472	$44	$3,963	4.5
Exercisable at September 30, 2017	255	$42	$2,671	3.3

	Nine months ended
	September 30, 2017	September 30, 2016
Share-based compensation for options	$993	$1,101
Tax benefit for option compensation	$354	$407
Unrecognized compensation cost for options, net of estimated forfeitures	$1,909	$2,036
Weighted average period over which unrecognized compensation will be recognized (years)	1.9

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2017

Employee Activity - Non-vested Shares

Non-vested share grants to employees vest ratably over a three-year period.  The non-vested shares’ fair values were estimated using closing market prices on the day of grant. The following tables summarize the Company’s employee non-vested share activity and related information:

	Three months ended September 30, 2017
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at June 30, 2017	232	$47
Granted	1	54
Vested	—	—
Forfeited	(4)	47
Outstanding and non-vested at September 30, 2017	229	$47	$10,658

	Three months ended
	September 30, 2017	September 30, 2016
Share-based compensation for non-vested shares	$1,243	$1,176
Tax benefit for non-vested share compensation	$444	$434
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$7,410	$7,147
Weighted average period over which unrecognized compensation will be recognized (years)	1.9

	Nine months ended September 30, 2017
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2016	222	$45
Granted	127	48
Vested	(104)	45
Forfeited	(16)	47
Outstanding and non-vested at September 30, 2017	229	$47	$10,658

	Nine months ended
	September 30, 2017	September 30, 2016
Share-based compensation for non-vested shares	$3,762	$3,434
Tax benefit for non-vested share compensation	$1,343	$1,270
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$7,410	$7,147
Weighted average period over which unrecognized compensation will be recognized (years)	1.9

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2017

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

	Nine months ended
	September 30, 2017	September 30, 2016
Expected stock price volatility	24.7%	22.3%
Weighted average risk-free interest rate	1.4%	0.8%

The following tables summarize the Company’s employee performance share activity, assuming median share awards, and related information:

	Three months ended September 30, 2017
		Weighted-	Aggregate
	Performance	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at June 30, 2017	72	$57
Granted	1	54
Forfeited	(4)	$57
Outstanding and non-vested at September 30, 2017	69	$57	$3,956

	Three months ended
	September 30, 2017	September 30, 2016
Share-based compensation for performance shares	$249	$367
Tax benefit for performance share compensation	$88	$136
Unrecognized compensation cost for performance shares, net of estimated forfeitures	$1,740	$2,076
Weighted average period over which unrecognized compensation will be recognized (years)	1.8

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2017

	Nine months ended September 30, 2017
		Weighted-	Aggregate
	Performance	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2016	80	$55
Granted	26	56
Additional shares awarded based on performance	—	—
Vested	—	—
Forfeited	(37)	51
Outstanding and non-vested at September 30, 2017	69	$57	$3,956

	Nine months ended
	September 30, 2017	September 30, 2016
Share-based compensation for performance shares	$689	$1,080
Tax benefit for performance share compensation	$246	$400
Unrecognized compensation cost for performance shares, net of estimated forfeitures	$1,740	$2,076
Weighted average period over which unrecognized compensation will be recognized (years)	1.8

Employee Activity - Employee Stock Purchase Plan
Under the 2005 Employee Stock Purchase Plan (the “ESPP”), which has been approved by shareholders, the Company is authorized to issue up to a remaining 376,625 shares of common stock to employees of the Company. These shares may be issued at a price equal to 90% of the lesser of the market value on the first day or the last day of each six month purchase period. Common stock purchases are paid for through periodic payroll deductions and/or up to two large lump sum contributions. For the nine months ended September 30, 2017, participants under the plan purchased 5,188 shares at an average price of $43.59 per share. For the nine months ended September 30, 2016, participants under the plan purchased 5,592 shares at an average price of $38.50 per share. The weighted-average fair value of each purchase right under the ESPP granted for the nine months ended September 30, 2017, which is equal to the discount from the market value of the common stock at the end of each six month purchase period, was $9.69 per share. The weighted-average fair value of each purchase right under the ESPP granted for the nine months ended September 30, 2016, which is equal to the discount from the market value of the common stock at the end of each six month purchase period, was $6.03 per share. Share-based compensation expense of $51 and $34 was recognized during the nine months ended September 30, 2017 and 2016, respectively.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2017

Non-employee Director Activity - Non-vested Shares

Grants of non-vested shares to non-employee directors vest ratably over the elected term to the Board of Directors, or approximately one year.  The following tables summarize the Company’s non-employee non-vested share activity and related information:

	Three months ended September 30, 2017
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at June 30, 2017	10	$51
Granted	4	54
Vested	—	—
Forfeited	(1)	$51
Outstanding and non-vested at September 30, 2017	13	$52	$656

	Three months ended
	September 30, 2017	September 30, 2016
Share-based compensation for non-vested shares	$153	$173
Tax benefit for non-vested share compensation	$54	$64
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$430	$419
Weighted average period over which unrecognized compensation will be recognized (years)	0.6

	Nine months ended September 30, 2017
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2016	16	$44
Granted	14	52
Vested	(16)	44
Forfeited	(1)	51
Outstanding and non-vested at September 30, 2017	13	$52	$656

	Nine months ended
	September 30, 2017	September 30, 2016
Share-based compensation for non-vested shares	$470	$555
Tax benefit for non-vested share compensation	$167	$198
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$430	$419
Weighted average period over which unrecognized compensation will be recognized (years)	0.6

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2017

5.    Senior Credit Facility

On September 29, 2017, the Company, entered into a five-year senior unsecured revolving credit facility (the “Facility”) with a maximum aggregate principal amount of $150,000, with a sublimit of $30,000 for letters of credit and a sublimit of $30,000 for swing line loans. The Facility may be increased by up to $100,000 to a maximum aggregate principal amount of $250,000 pursuant to the terms of the credit agreement, subject to the lenders’ agreement to increase their commitments or the addition of new lenders extending such commitments. Such increases to the Facility may be in the form of additional revolving credit loans, term loans or a combination thereof, and are contingent upon there being no events of default under the Facility and satisfaction of other conditions precedent and are subject to the other limitations set forth in the credit agreement.

The Facility is scheduled to mature in September 2022 and may be used to refinance existing indebtedness of the Company and for working capital, capital expenditures and other general corporate purposes. The Facility refinances the Company’s existing obligations for its unsecured credit facility under the credit agreement dated as of February 4, 2015, as amended, which has been terminated as of the date of the new Facility.

Unless the Company elects otherwise under the credit agreement, interest on borrowings under the Facility is based on the highest of (a) the federal funds rate (not less than 0%) plus 0.5%, (b) the administrative agent's prime rate and (c) the LIBOR Rate plus 1.0%, in each case plus a margin that can range from 0.3% to 0.8% with respect to the Facility depending on the Company’s ratio of consolidated funded indebtedness to earnings before interest, taxes, depreciation and amortization, as set forth in the credit agreement. The Facility contains financial covenants and other covenants that, among other things, restrict the ability of the Company and its subsidiaries, without the approval of the required lenders, to engage in certain mergers, consolidations, asset sales, dividends and stock repurchases, investments, and other transactions or to incur liens or indebtedness in excess of agreed thresholds, as set forth in the credit agreement. As of September 30, 2017, we had $40,500 in borrowings outstanding under the revolving credit facility, $8,677 utilized for outstanding letters of credit and $100,823 of available borrowing capacity under the revolving credit facility.  The interest rate on the outstanding borrowing under the revolving credit facility was 2.6% at September 30, 2017.

Our new facility is replacing our previously existing unsecured credit facility, which had a maximum aggregate principal amount of $275,000, including a revolving credit facility of $150,000 and a term loan facility of $125,000. The previous revolving credit facility was scheduled to expire in February 2020.

6.    Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three months ended		Nine months ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Numerator:
Net income and comprehensive income	$18,155	$11,931	$51,948	$14,964
Income allocated to participating securities	(145)	(93)	(419)	(114)
Numerator for basic and diluted income per share - net income	$18,010	$11,838	$51,529	$14,850
Denominator (in thousands):
Denominator for basic income per share - weighted-average shares	29,855	30,191	29,977	30,316
Effect of dilutive stock options (in thousands)	52	117	62	151
Effect of dilutive performance shares (in thousands)	33	30	30	29
Denominator for diluted income per share - adjusted weighted-average shares	29,940	30,338	30,069	30,496
Basic net income per share	$0.60	$0.39	$1.72	$0.49
Diluted net income per share	$0.60	$0.39	$1.71	$0.49

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2017

The number of instruments that could potentially dilute net income per basic share in the future, but that were not included in the computation of net income per diluted share because to do so would have been anti-dilutive for the periods presented, are as follows:

	September 30, 2017	September 30, 2016
Anti-dilutive stock options (in thousands)	172	309
Anti-dilutive performance shares (in thousands)	—	—
Anti-dilutive non-vested shares and deferred stock units (in thousands)	—	—
Total anti-dilutive shares (in thousands)	172	309

7.    Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states and Canada. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2010.

For the three and nine months ended September 30, 2017 and 2016, the effective income tax rates varied from the statutory federal income tax rate of 35.0%, primarily as a result of the effect of state income taxes, net of the federal benefit, and permanent differences between book and tax net income. The combined federal and state effective tax rate for the nine months ended September 30, 2017 was 34.3% compared to a rate of 50.7% for the same period in 2016.  The higher effective tax rate for the first nine months of 2016 was primarily due to the TQI goodwill impairment (Note 3) that was not deductible for tax purposes. The effective tax rate for 2017 was also lower due to a change in the estimated tax benefit from a technology credit and the implementation of new FASB guidance that requires we recognize the income tax effects of awards when the awards vest or are settled. Previously any income tax effect was recognized in additional paid in capital. See further discussion in the "Impact of Recent Accounting Pronouncements" section of this document.

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

The Company’s revolving credit facility and term loan bear variable interest rates plus additional basis points based upon covenants related to total indebtedness to earnings.  As the revolving credit facility bears a variable interest rate, the carrying value approximates fair value. Using interest rate quotes and discounted cash flows, the Company estimated the fair value of its outstanding capital lease obligations as follows:

	September 30, 2017
	Carrying Value	Fair Value
Capital leases	$954	$935

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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2017

On July 21, 2016, our Board of Directors approved a stock repurchase authorization for up to three million shares of the Company’s common stock. During the three months ended September 30, 2017, we repurchased 579,769 for $29,988, or $51.72 per share. During the nine months ended September 30, 2017, we repurchased 826,633 for $41,983, or $50.79 per share. During the three months ended September 30, 2016, we repurchased 222,388 for $9,996, or $44.95 per share. During the nine months ended September 30, 2016, we repurchased 676,773 shares for $29,986, or an average of $44.31 per share. The repurchases made for the three and nine months ended September 30, 2016 were made under a previous share repurchase plan approved by our Board of Directors on February 7, 2014. This plan was canceled and replaced on July 21, 2016. As of September 30, 2017, 1,939,851 shares remain to be purchased under the 2016 Plan.

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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2017

The following tables summarize segment information about results from operations and assets used by the chief operating decision maker of the Company in making decisions regarding allocation of assets and resources as of and for the three and nine months ended September 30, 2017 and 2016.

	Three months ended September 30, 2017
	Expedited LTL	Truckload Premium	Pool Distribution	Intermodal	Eliminations & other	Consolidated
External revenues	$155,006	$43,865	$39,122	$42,208	$—	$280,201
Intersegment revenues	697	2,076	58	84	(2,915)	—
Depreciation and amortization	5,438	1,546	1,652	1,690	—	10,326
Share-based compensation expense	1,604	101	90	144	—	1,939
Interest expense	1	—	—	12	275	288
Income from operations	23,204	136	681	3,480	(603)	26,898
Total assets	633,914	59,657	53,201	145,394	(222,998)	669,168
Capital expenditures	8,372	7	239	330	—	8,948

	Three months ended September 30, 2016
	Expedited LTL	Truckload Premium	Pool Distribution	Intermodal	Eliminations & other	Consolidated
External revenues	$143,753	$41,927	$36,305	$27,567	$—	$249,552
Intersegment revenues	584	283	132	12	(1,011)	—
Depreciation and amortization	5,470	1,470	1,472	987	—	9,399
Share-based compensation expense	1,792	98	84	119	—	2,093
Interest expense	385	—	—	12	(181)	216
Income (loss) from operations	21,014	2,038	66	3,041	(1,459)	24,700
Total assets	634,028	52,465	46,327	128,048	(219,355)	641,513
Capital expenditures	11,915	36	722	11	—	12,684

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2017

	Nine months ended September 30, 2017
	Expedited LTL	Truckload Premium	Pool Distribution	Intermodal	Eliminations & other	Consolidated
External revenues	$446,658	$128,666	$113,639	$105,737	$—	$794,700
Intersegment revenues	1,913	4,246	199	116	(6,474)	—
Depreciation and amortization	16,521	4,694	5,067	4,296	—	30,578
Share-based compensation expense	4,980	281	297	407	—	5,965
Interest expense	2	—	—	36	768	806
Income (loss) from operations	64,596	3,699	3,672	9,133	(1,204)	79,896
Total assets	633,914	59,657	53,201	145,394	(222,998)	669,168
Capital expenditures	12,640	15	524	431	—	13,610

	Nine months ended September 30, 2016
	Expedited LTL	Truckload Premium	Pool Distribution	Intermodal	Eliminations & other	Consolidated
External revenues	$421,194	$119,574	$100,726	$76,243	$—	$717,737
Intersegment revenues	2,216	696	427	148	(3,487)	—
Depreciation and amortization	16,278	4,944	4,434	2,753	—	28,409
Share-based compensation expense	5,353	260	251	340	—	6,204
Interest expense	1,345	—	—	66	(181)	1,230
Income (loss) from operations	63,026	(36,679)	(191)	8,170	(2,570)	31,756
Total assets	634,028	52,465	46,327	128,048	(219,355)	641,513
Capital expenditures	24,487	1,821	2,275	142	—	28,725

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Results from Operations
The following table sets forth our consolidated historical financial data for the three months ended September 30, 2017 and 2016 (in millions):

	Three months ended September 30
	2017	2016	Change	Percent Change
Operating revenue:
Expedited LTL	$155.7	$144.3	$11.4	7.9%
Truckload Premium Services	45.9	42.2	3.7	8.8
Pool Distribution	39.2	36.4	2.8	7.7
Intermodal	42.3	27.6	14.7	53.3
Eliminations and other operations	(2.9)	(1.0)	(1.9)	190.0
Operating revenue	280.2	249.5	30.7	12.3
Operating expenses:
Purchased transportation	123.3	105.0	18.3	17.4
Salaries, wages, and employee benefits	64.9	60.2	4.7	7.8
Operating leases	16.8	16.2	0.6	3.7
Depreciation and amortization	10.3	9.4	0.9	9.6
Insurance and claims	7.9	7.2	0.7	9.7
Fuel expense	4.1	3.4	0.7	20.6
Other operating expenses	26.0	23.4	2.6	11.1
Total operating expenses	253.3	224.8	28.5	12.7
Income from operations:
Expedited LTL	23.2	21.0	2.2	10.5
Truckload Premium Services	0.1	2.0	(1.9)	(95.0)
Pool Distribution	0.7	0.1	0.6	600.0
Intermodal	3.5	3.0	0.5	16.7
Other operations	(0.6)	(1.4)	0.8	(57.1)
Income from operations	26.9	24.7	2.2	8.9
Other expense:
Interest expense	(0.3)	(0.2)	(0.1)	50.0
Total other expense	(0.3)	(0.2)	(0.1)	50.0
Income before income taxes	26.6	24.5	2.1	8.6
Income taxes	8.4	12.6	(4.2)	(33.3)
Net income	$18.2	$11.9	$6.3	52.9%
During the three months ended September 30, 2017, we experienced a 12.3% increase in our consolidated revenues compared to the three months ended September 30, 2016. Operating income increased $2.2 million, or 8.9%, to $26.9 million for the three months ended September 30, 2017 from $24.7 million for the same period of 2016.

Segment Operations

Expedited LTL's revenue increased $11.4 million, or 7.9%, and operating income increased $2.2 million, or 10.5% for the three months ended September 30, 2017, compared to the same period in 2016. The increase of Expedited LTL's revenue was the result of higher LTL volumes, increased pick up and delivery shipments and increased net fuel surcharge revenue as a result of the increase in fuel prices since the third quarter of 2016. Improvement in income from operations was caused by the increase in revenue. Also contributing to the improvement were decreases in insurance liability reserves and dock and network efficiencies partly offset by an increased utilization of third party providers.

TLS revenue increased $3.7 million, or 8.8% while operating income decreased $1.9 million for the three months ended September 30, 2017, compared to the same period in 2016. The increase in revenue was due to an increase in overall miles, an increase in revenue per mile and new business wins. The decrease of TLS operating income was due to increased utilization of third party providers and a large increase to vehicle claim reserves.

Pool Distribution revenue increased $2.8 million, or 7.7%, and operating results increased $0.6 million for the three months ended September 30, 2017, compared to the same period in 2016.  The revenue increase was due to new business, rate increases and increased volumes from existing customers and lanes. The increase in operating income was the result of improved leverage on fixed costs as a result of the rate increases and the additional revenue.

Intermodal revenue increased $14.7 million, or 53.3%, and operating income increased $0.5 million, or 16.7%, for the three months ended September 30, 2017, compared to the same period in 2016. The increases in operating revenue and income were primarily attributable to the Atlantic and Triumph acquisitions and the positive impact of increased fuel surcharges.

Fuel Surcharge

Our net fuel surcharge revenue is the result of our fuel surcharge rates, which are set weekly using the national average for diesel price per gallon, and volume transiting our network.  During the three months ended September 30, 2017, total net fuel surcharge revenue increased 27.5% as compared to the same period in 2016, mostly due to increased fuel prices and increased volumes in the Expedited LTL and Pool Distribution segment.

Interest Expense

Interest expense was $0.3 million for the three months ended September 30, 2017 compared to $0.2 million for the same period of 2016. The increase in interest expense was attributable to additional borrowings on our revolving credit facility.

Income Taxes

The combined federal and state effective tax rate for the third quarter of 2017 was 31.8% compared to a rate of 51.3% for the same period in 2016. The effective tax rate for the third quarter of 2017 includes a change in estimated tax benefit from a technology credit and the result of the impairment of goodwill in the second quarter of 2016 that is non-deductible for tax purposes.

Net Income

As a result of the foregoing factors, net income increased by $6.3 million, or 52.9%, to $18.2 million for the third quarter of 2017 from $11.9 million for the same period in 2016.

Expedited LTL - Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016

The following table sets forth our historical financial data of the Expedited LTL segment for the three months ended September 30, 2017 and 2016 (in millions):

Expedited LTL Segment Information
(In millions)
(Unaudited)

	Three months ended
	September 30,	Percent of	September 30,	Percent of		Percent
	2017	Revenue	2016	Revenue	Change	Change
Operating revenue	$155.7	100.0%	$144.3	100.0%	$11.4	7.9%

Operating expenses:
Purchased transportation	64.0	41.1	56.3	39.0	7.7	13.7
Salaries, wages and employee benefits	35.2	22.6	33.8	23.4	1.4	4.1
Operating leases	9.4	6.0	9.0	6.2	0.4	4.4
Depreciation and amortization	5.4	3.5	5.5	3.8	(0.1)	(1.8)
Insurance and claims	3.3	2.1	3.9	2.7	(0.6)	(15.4)
Fuel expense	0.9	0.6	0.8	0.6	0.1	12.5
Other operating expenses	14.3	9.2	14.0	9.7	0.3	2.1
Total operating expenses	132.5	85.1	123.3	85.4	9.2	7.5
Income from operations	$23.2	14.9%	$21.0	14.6%	$2.2	10.5%

Expedited LTL Operating Statistics

	Three months ended
	September 30,	September 30,	Percent
	2017	2016	Change

Operating ratio	85.1%	85.4%	(0.4)%

Business days	63.0	64.0	(1.6)
Business weeks	12.6	12.8	(1.6)

Expedited LTL:
Tonnage
Total pounds ¹	636,009	588,929	8.0
Average weekly pounds ¹	50,477	46,010	9.7

Linehaul shipments
Total linehaul	986,632	909,787	8.4
Average weekly	78,304	71,077	10.2

Forward Air Complete shipments	242,902	195,594	24.2
As a percentage of linehaul shipments	24.6%	21.5%	14.4

Average linehaul shipment size	645	647	(0.3)

Revenue per pound [2]
Linehaul yield	$16.89	$17.71	(3.7)
Fuel surcharge	1.11	1.06	0.2
Forward Air Complete	3.94	3.49	2.1
Total Expedited LTL yield	$21.94	$22.26	(1.4)%

¹ - In thousands
[2] - In dollars per hundred pound; percentage change is expressed as a percent of total yield.

Revenues
Expedited LTL had operating revenue increase $11.4 million, or 7.9%, to $155.7 million from $144.3 million, accounting for 55.6% of consolidated operating revenue for the three months ended September 30, 2017 compared to 57.8% for the same period in 2016. The increase in revenue is mostly the result of increases to our Forward Air Complete ("Complete"), pick-up and delivery services and linehaul revenues. Linehaul revenue, which is the largest portion of Expedited LTL revenue, increased $3.1 million, or 3.0%, on higher tonnage partly offset by the decrease in average base revenue per pound noted in the preceding table. The increase in tonnage is due to a growing percentage of total volume from class rated shipments, which have higher density attributes and a slightly lower length of haul than our traditional shipments. While increasing tonnage, class rated tonnage has caused a decrease in average base revenue per pound.
The $11.4 million revenue increase is primarily the result of a $4.5 million, or 21.8%, increase in Complete revenue.  The increase in Complete revenue was attributable to an increase in shipping volumes in our Expedited LTL network and a 14.4% increase in the attachment rate of Complete to linehaul shipments. Additionally, compared to the same period in 2016, net fuel surcharge revenue increased $0.9 million largely due to the increase in fuel prices and tonnage volumes. Other terminal based revenues, which includes dedicated local pickup and delivery services, warehousing and terminal handling, increased $2.9 million, or 22.0%, to $16.1 million in the third quarter of 2017 from $13.2 million in the same period of 2016. The increase in other terminal revenue was mainly attributable to increases in certain dedicated local pickup and delivery revenues.
Purchased Transportation
Expedited LTL’s purchased transportation increased by $7.7 million, or 13.7%, to $64.0 million for the three months ended September 30, 2017 from $56.3 million for the three months ended September 30, 2016. As a percentage of segment operating revenue, Expedited LTL purchased transportation was 41.1% during the three months ended September 30, 2017 compared to 39.0% for the same period in 2016. The increase is mostly due to a 6.3% increase in Expedited LTL cost per mile. The increase in cost per mile is due to increased utilization of third party carriers, which are more costly than our network of owner operators. The increase is also due to increased Complete attachment on higher linehaul volumes. Complete purchased transportation is a much higher percentage of Complete revenue than our linehaul services.
Salaries, Wages, and Benefits
Salaries, wages and employee benefits of Expedited LTL increased $1.4 million, or 4.1%, to $35.2 million in the third quarter of 2017 from $33.8 million for the same period in 2016.  Salaries, wages and employee benefits were 22.6% of Expedited LTL’s operating revenue in the third quarter of 2017 compared to 23.4% for the same period of 2016.  The improvement in salaries, wages and employee benefits as a percentage of revenue was primarily attributable to a 0.7% decrease in health insurance costs and a 0.1% decrease in workers' compensation costs as a percentage of revenue.
Operating Leases
Operating leases increased $0.4 million, or 4.4%, to $9.4 million for the three months ended September 30, 2017 from $9.0 million for the same period in 2016.  Operating leases were 6.0% of Expedited LTL operating revenue for the three months ended September 30, 2017 compared to 6.2% for the same period of 2016. The increase in cost is due to a $0.3 million increase in truck, trailer and equipment rentals and leases and $0.1 million of additional facility lease expenses. Facility leases increased due to the expansion of certain facilities. Vehicle leases increased due to the replacement of older, owned power equipment with leased power equipment.
Depreciation and Amortization
Depreciation and amortization decreased $0.1 million, or 1.8%, to $5.4 million in the third quarter of 2017 from $5.5 million in the same period of 2016.  Depreciation and amortization expense as a percentage of Expedited LTL operating revenue was 3.5% in the third quarter of 2017 compared to 3.8% in the same period of 2016.  The decrease as a percentage of revenue was due to the increase in leased equipment mentioned above instead of purchased equipment.
Insurance and Claims
Expedited LTL insurance and claims expense decreased $0.6 million, or 15.4%, to $3.3 million for the three months ended September 30, 2017 from $3.9 million for the same period of 2016.  Insurance and claims was 2.1% of operating revenue for the three months ended September 30, 2017 compared to 2.7% in the same period of 2016. The decrease was attributable to a $0.5 million decrease in vehicle liability reserves and a $0.1 million decrease in reserves for cargo claims due to improved claims activity.

Fuel Expense
Expedited LTL fuel expense increased $0.1 million, or 12.5%, to $0.9 million for the third quarter of 2017 from $0.8 million in the same period of 2016.  Fuel expenses were 0.6% of Expedited LTL operating revenue in the third quarter of 2017 and 2016.  Expedited LTL fuel expenses increased due to an increase in year-over-year fuel prices.
Other Operating Expenses
Other operating expenses increased $0.3 million, or 2.1%, to $14.3 million during the three months ended September 30, 2017 from $14.0 million in the same period of 2016.  Other operating expenses were 9.2% of Expedited LTL operating revenue in the third quarter of 2017 compared to 9.7% in the same period of 2016. The decrease as percentage of revenue was primarily the result of decreased legal and professional fees and network efficiencies, such as lower tolls. The prior period also included a corporate event that did not occur in 2017. These improvements were partly offset by an increase in receivables allowance.
Income from Operations
Income from operations increased by $2.2 million, or 10.5%, to $23.2 million for the third quarter of 2017 compared with $21.0 million for the same period in 2016.  Income from operations as a percentage of Expedited LTL operating revenue was 14.9% for the three months ended September 30, 2017 compared with 14.6% in the same period of 2016. Improvement in income from operations was due to increases in revenue due to higher tonnage and Complete attachment and lower vehicle liability reserves. These improvements were partly offset by increased utilization of third party transportation providers.

Truckload Premium Services - Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016

The following table sets forth our historical financial data of the Truckload Premium Services segment for the three months ended September 30, 2017 and 2016 (in millions):

Truckload Premium Services Segment Information
(In millions)
(Unaudited)

	Three months ended
	September 30,	Percent of	September 30,	Percent of		Percent
	2017	Revenue	2016	Revenue	Change	Change
Operating revenue	$45.9	100.0%	$42.2	100.0%	$3.7	8.8%

Operating expenses:
Purchased transportation	33.9	73.9	29.7	70.4	4.2	14.1
Salaries, wages and employee benefits	5.0	10.9	4.9	11.6	0.1	2.0
Operating leases	0.3	0.6	0.1	0.2	0.2	200.0
Depreciation and amortization	1.6	3.5	1.5	3.6	0.1	6.7
Insurance and claims	2.0	4.4	1.1	2.6	0.9	81.8
Fuel expense	0.8	1.7	0.7	1.7	0.1	14.3
Other operating expenses	2.2	4.8	2.2	5.2	—	—
Total operating expenses	45.8	99.8	40.2	95.3	5.6	13.9
Income from operations	$0.1	0.2%	$2.0	4.7%	$(1.9)	(95.0)%

Truckload Premium Services Operating Statistics

	Three months ended
	September 30,	September 30,	Percent
	2017	2016	Change

Company driver [1]	1,990	1,761	13.0%
Owner operator [1]	11,454	13,125	(12.7)
Third party [1]	11,263	8,339	35.1
Total Miles	24,707	23,225	6.4

Revenue per mile	$1.79	$1.78	0.6

Cost per mile	$1.44	$1.37	5.1%

¹ - In thousands

Revenues

TLS revenue increased $3.7 million, or 8.8%, to $45.9 million in the third quarter of 2017 from $42.2 million in the third quarter of 2016.  TLS revenue increased due to a 6.4% increase in overall miles on new business wins. TLS also experienced a 0.6% increase in average revenue per mile on an increase in pharmaceutical revenue which historically has a higher revenue per mile than traditional truckload business.

Purchased Transportation

Purchased transportation costs for our TLS revenue increased $4.2 million, or 14.1%, to $33.9 million for the three months ended September 30, 2017 from $29.7 million for the same period in 2016. For the three months ended September 30, 2017, TLS purchased transportation costs represented 73.9% of TLS revenue compared to 70.4% for the same period in 2016.  The increase in TLS purchased transportation was attributable to a 5.8% increase in non-Company miles driven and a 6.0% increase in cost per mile during the three months ended September 30, 2017 compared to the same period in 2016. The increase in TLS non-Company miles driven was attributable to the business wins discussed above. The increase in cost per mile was due to TLS utilizing third party carriers, which are more costly than owner operators, to cover the additional miles. This increased utilization of third party carriers also led to the increase in purchased transportation as a percentage of revenue.
Salaries, Wages, and Benefits

Salaries, wages and employee benefits of TLS increased by $0.1 million, or 2.0%, to $5.0 million in the third quarter of 2017 from $4.9 million in the same period of 2016.  Salaries, wages and employee benefits were 10.9% of TLS’s operating revenue in the third quarter of 2017 compared to 11.6% for the same period of 2016.  The decrease in salaries, wages and employee benefits as a percentage of revenue was mostly attributable to the increase in revenue outpacing the increase in pay to office staff. The decrease as a percentage of revenue was also attributable to improved efficiencies in our Company driver fleet. These improvements were partly offset by an increase in employee incentives.
Operating Leases
Operating leases increased $0.2 million to $0.3 million for the third quarter of 2017 from $0.1 million for the same period in 2016.  Operating leases were 0.6% of LTL operating revenue for the third quarter of 2017 compared to 0.2% for the same period in 2016. The $0.2 million increase in cost is due to additional trailer rentals for the new business wins mentioned above.
Depreciation and Amortization

Depreciation and amortization increased $0.1 million, or 6.7%, to $1.6 million in the third quarter of 2017 from $1.5 million for the same period of 2016.  Depreciation and amortization expense as a percentage of TLS operating revenue was 3.5% in the third quarter of 2017 compared to 3.6% in the same period of 2016.  The decrease as a percentage of revenue was due to the use of rental trailers to handle new business wins instead of company trailers.
Insurance and Claims

TLS insurance and claims expense increased $0.9 million, or 81.8%, to $2.0 million for the three months ended September 30, 2017 from $1.1 million for the same period of 2016.  Insurance and claims were 4.4% of operating revenue for the three months ended September 30, 2017 compared to 2.6% in the same period of 2016. The increase was due to developments on a large vehicle claim reserve and increased vehicle insurance premiums associated with our insurance plan renewals partly offset by a benefit from a prior period insurance premium audit.
Fuel Expense

TLS fuel expense increased $0.1 million, or 14.3%, to $0.8 million for the third quarter of 2017 from $0.7 million for the same period of 2016.  Fuel expense as a percentage of TLS operating revenue was 1.7% in the third quarter of 2017 and 2016. The increase was mostly attributable to an increase in year-over-year fuel prices and the increase in Company driver miles.
Other Operating Expenses

Other operating expenses were $2.2 million for the three months ended September 30, 2017 and 2016.  Other operating expenses were 4.8% of TLS operating revenue in the third quarter of 2017 compared to 5.2% in the same period of 2016.  The decline in other operating expenses as a percentage of revenue was due to reduced legal fees and decreased office costs.
Results from Operations
Income from operations decreased by $1.9 million to $0.1 million during the third quarter of 2017 compared with $2.0 million for the same period in 2016. The deterioration in income from operations was due to a large increase to vehicle claims reserves and increased utilization of third party carriers which led to the increase in cost per mile outpacing the increase in revenue per mile.

Pool Distribution - Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016

The following table sets forth our historical financial data of the Pool Distribution segment for the three months ended September 30, 2017 and 2016 (in millions):

Pool Distribution Segment Information
(In millions)
(Unaudited)

	Three months ended
	September 30,	Percent of	September 30,	Percent of		Percent
	2017	Revenue	2016	Revenue	Change	Change
Operating revenue	$39.2	100.0%	$36.4	100.0%	$2.8	7.7%

Operating expenses:
Purchased transportation	10.4	26.5	10.1	27.7	0.3	3.0
Salaries, wages and employee benefits	15.3	39.0	14.4	39.6	0.9	6.3
Operating leases	3.3	8.4	3.3	9.1	—	—
Depreciation and amortization	1.7	4.4	1.4	3.8	0.3	21.4
Insurance and claims	1.1	2.8	1.0	2.7	0.1	10.0
Fuel expense	1.3	3.3	1.2	3.3	0.1	8.3
Other operating expenses	5.4	13.8	4.9	13.5	0.5	10.2
Total operating expenses	38.5	98.2	36.3	99.7	2.2	6.1
Income from operations	$0.7	1.8%	$0.1	0.3%	$0.6	600.0%

Revenues

Pool Distribution (Pool) operating revenue increased $2.8 million, or 7.7%, to $39.2 million for the three months ended September 30, 2017 from $36.4 million for the same period in 2016.  The increase was attributable to higher shipping volumes from previously existing customers and current year rate increases slightly offset by lost revenues from the impact of weather on southeast and southwest terminals.
Purchased Transportation

Pool purchased transportation increased $0.3 million, or 3.0%, to $10.4 million for the three months ended September 30, 2017 compared to $10.1 million for the same period of 2016.  Pool purchased transportation as a percentage of revenue was 26.5% for the three months ended September 30, 2017 compared to 27.7% for the same period of 2016.  The improvement in Pool purchased transportation as a percentage of revenue was attributable to an increased utilization of owner operators over more costly third party carriers and revenue increases associated with rate increases.
Salaries, Wages, and Benefits

Pool salaries, wages and employee benefits increased $0.9 million, or 6.3%, to $15.3 million for the three months ended September 30, 2017 compared to $14.4 million for the same period of 2016.  As a percentage of Pool operating revenue, salaries, wages and benefits increased to 39.0% for the three months ended September 30, 2017 compared to 39.6% for the same period in 2016.   The decrease in salaries, wages and benefits as a percentage of revenue was the result of improvements in dock efficiencies and decreased driver pay partly offset by increases in employee incentives, administrative salaries and workers' compensation costs. These decreases benefited from the revenue volumes discussed above.
Operating Leases

Operating leases were $3.3 million for the three months ended September 30, 2017 and 2016.  Operating leases were 8.4% of Pool operating revenue for the three months ended September 30, 2017 compared with 9.1% in the same period of 2016.  Operating leases decreased as a percentage of revenue due to decreases in facility rent, as prior year included transition and relocation costs for certain terminals that did not occur in the third quarter of 2017.
Depreciation and Amortization

Pool depreciation and amortization increased $0.3 million, or 21.4%, to $1.7 million for the three months ended September 30, 2017 from $1.4 million for the same period in 2016. Depreciation and amortization expense as a percentage of Pool operating revenue was 4.4% in the third quarter of 2017 compared to 3.8% in the same period of 2016. The increase in Pool depreciation and amortization in total dollars was due to the allocation of trailer depreciation, which reflect Pool's increased utilization of our trailer fleet.
Insurance and Claims

Pool insurance and claims expense increased $0.1 million, or 10.0%, to $1.1 million for the three months ended September 30, 2017 from $1.0 million for the same period of 2016.  Insurance and claims were 2.8% of operating revenue for the three months ended September 30, 2017 compared to 2.7% in the same period of 2016. The increase as a percentage of revenue was due to increased vehicle insurance premiums.
Fuel Expense

Pool fuel expense increased $0.1 million, or 8.3%, to $1.3 million for the third quarter of 2017 from $1.2 million in the same period of 2016.  Fuel expenses were 3.3% of Pool operating revenue in the third quarter of 2017 and 2016.  Pool fuel expenses increased in total dollars due to an increase in year-over-year fuel prices and higher revenue volumes. These increases were partially offset by increased utilization of owner operators.
Other Operating Expenses

Pool other operating expenses increased $0.5 million, or 10.2%, to $5.4 million for the three months ended September 30, 2017 from $4.9 million in the same period of 2016.  Pool other operating expenses for the third quarter of 2017 were 13.8% compared to 13.5% for the same period of 2016.  The increase in percentage of revenue was due to increased activity at agent stations partly offset by decreased dock and office costs.
Results from Operations

Income from operations increased $0.6 million to $0.7 million for the third quarter of 2017 from $0.1 million for the same period in 2016.  Income from operations as a percentage of Pool operating revenue was 1.8% for the three months ended September 30, 2017 compared to 0.3% for the same period of 2016.  The improvement in Pool operating income was primarily the result of increased revenue volumes, current year rate increases and dock, driver and purchased transportation efficiencies slightly mitigated by lost revenues from the impact of weather.

Intermodal - Three Months Ended September 30, 2017 compared to Three Months Ended September 30, 2016

The following table sets forth our historical financial data of the Intermodal segment for the three months ended September 30, 2017 and 2016 (in millions):

Intermodal Segment Information
(In millions)
(Unaudited)

	Three months ended
	September 30,	Percent of	September 30,	Percent of		Percent
	2017	Revenue	2016	Revenue	Change	Change
Operating revenue	$42.3	100.0%	$27.6	100.0%	$14.7	53.3%

Operating expenses:
Purchased transportation	17.5	41.4	9.7	35.1	7.8	80.4
Salaries, wages and employee benefits	9.0	21.3	6.6	23.9	2.4	36.4
Operating leases	3.8	9.0	3.3	12.0	0.5	15.2
Depreciation and amortization	1.7	4.0	1.0	3.6	0.7	70.0
Insurance and claims	1.2	2.8	0.8	2.9	0.4	50.0
Fuel expense	1.1	2.6	0.7	2.5	0.4	57.1
Other operating expenses	4.5	10.6	2.5	9.1	2.0	80.0
Total operating expenses	38.8	91.7	24.6	89.1	14.2	57.7
Income from operations	$3.5	8.3%	$3.0	10.9%	$0.5	16.7%

Revenues

Intermodal operating revenue increased $14.7 million, or 53.3%, to $42.3 million for the three months ended September 30, 2017 from $27.6 million for the same period in 2016.  The increases in operating revenue were primarily attributable to the acquisitions of Atlantic and Triumph, the impact of increased fuel surcharges and increased storage revenues.

Purchased Transportation

Intermodal purchased transportation increased $7.8 million, or 80.4%, to $17.5 million for the three months ended September 30, 2017 from $9.7 million for the same period in 2016.  Intermodal purchased transportation as a percentage of revenue was 41.4% for the three months ended September 30, 2017 compared to 35.1% for the three months ended September 30, 2016.  The increase in Intermodal purchased transportation as a percentage of revenue was attributable to higher utilization of owner operators as opposed to Company-employed drivers, as Atlantic utilized more owner operators than Company drivers.

Salaries, Wages, and Benefits

Intermodal salaries, wages and employee benefits increased $2.4 million, or 36.4%, to $9.0 million for the three months ended September 30, 2017 compared to $6.6 million for the three months ended September 30, 2016.  As a percentage of Intermodal operating revenue, salaries, wages and benefits decreased to 21.3% for the three months ended September 30, 2017 compared to 23.9% for the same period in 2016. The improvement in salaries, wages and employee benefits as a percentage of revenue was attributable to lower workers' compensation and health insurance costs and dock efficiencies.

Operating Leases

Operating leases increased $0.5 million, or 15.2%, to $3.8 million for the three months ended September 30, 2017 compared to $3.3 million for the same period of 2016.  Operating leases were 9.0% of Intermodal operating revenue for the three months ended September 30, 2017 compared with 12.0% in the same period of 2016.  Operating leases decreased as a percentage of revenue due to consistent trailer rental charges while other revenue that does not require trailer rentals increased. The decrease as a percentage of revenue is also attributable utilization of owned equipment acquired from Atlantic.

Depreciation and Amortization

Depreciation and amortization increased $0.7 million, or 70.0%, to $1.7 million for the three months ended September 30, 2017 compared to $1.0 million for the same period in 2016. Depreciation and amortization expense as a percentage of Intermodal operating revenue was 4.0% in the third quarter of 2017 compared to 3.6% in the same period of 2016. The higher depreciation and amortization was due to the acquisitions of equipment and intangible assets from Atlantic and Triumph.

Insurance and Claims

Intermodal insurance and claims increased $0.4 million, or 50.0%, to $1.2 million for the three months ended September 30, 2017 from $0.8 million for the same period in 2016. Intermodal insurance and claims were 2.8% of operating revenue for the three months ended September 30, 2017 compared with 2.9% for the same period in 2016. The increase in Intermodal insurance and claims was attributable to higher insurance premiums due to acquisitions.

Fuel Expense

Intermodal fuel expense increased $0.4 million, or 57.1%, to $1.1 million for the third quarter of 2017 from $0.7 million in the same period of 2016.  Fuel expenses were 2.6% of Intermodal operating revenue in the third quarter of 2017 compared with 2.5% for the same period of 2016.  Intermodal fuel expenses increased on higher year-over-year fuel prices and revenue volumes. These increases were partially offset by higher utilization of owner operators as opposed to Company-employed drivers.
Other Operating Expenses
Intermodal other operating expenses increased $2.0 million, or 80.0%, to $4.5 million for the three months ended September 30, 2017 compared to $2.5 million for the same period of 2016.  Intermodal other operating expenses for the third quarter of 2017 were 10.6% compared to 9.1% for the same period of 2016.  The increase in Intermodal other operating expenses was due mostly to a $1.3 million increase in container related rental and storage charges associated with revenue increases discussed previously. The increase was also due to higher terminal expenses and other variable costs, such as maintenance and tolls, corresponding with the increases in revenue and professional fees related to the acquisition of Atlantic.
Income from Operations
Intermodal’s income from operations increased by $0.5 million, or 16.7%, to $3.5 million for the third quarter of 2017 compared with $3.0 million for the same period in 2016.  Income from operations as a percentage of Intermodal operating revenue was 8.3% for the three months ended September 30, 2017 compared to 10.9% in the same period of 2016.  The increase in operating income was primarily attributable to the Atlantic and Triumph acquisitions. The decrease in income from operations as a percentage of revenue was attributable to increased depreciation and amortization associated with Intermodal's acquisitions, insurance premiums and acquisition related professional fees.

Other Operations

Other operating activity improved from a $1.4 million operating loss during the three months ended September 30, 2016 to a $0.6 million operating loss during the three months ended September 30, 2017. The $0.6 million of other expenses for the three months ended September 30, 2017 is due to increased claims activity during 2017 resulting in increases to our loss development factors for workers' compensation and vehicle claims.

The $1.4 million in operating loss included in other operations and corporate activities for the three months ended September 30, 2016 was primarily for a $0.6 million increase to reserves for remaining net payments on duplicate facilities vacated following the Towne acquisition, as several facilities had yet to be sub-leased. The remaining $0.8 million was due to increased claims activity during 2016 resulting in increases to our loss development factors for workers' compensation and vehicle claims.

Results from Operations
The following table sets forth our consolidated historical financial data for the nine months ended September 30, 2017 and 2016 (in millions):

	Nine months ended September 30
	2017	2016	Change	Percent Change
Operating revenue:
Expedited LTL	$448.6	$423.4	$25.2	6.0%
Expedited Truckload	132.9	120.3	12.6	10.5
Pool Distribution	113.8	101.2	12.6	12.5
Intermodal	105.9	76.4	29.5	38.6
Eliminations and other operations	(6.5)	(3.5)	(3.0)	85.7
Operating revenue	794.7	717.8	76.9	10.7
Operating expenses:
Purchased transportation	342.0	300.8	41.2	13.7
Salaries, wages, and employee benefits	191.3	175.9	15.4	8.8
Operating leases	47.2	44.7	2.5	5.6
Depreciation and amortization	30.6	28.4	2.2	7.7
Insurance and claims	21.4	19.2	2.2	11.5
Fuel expense	11.4	9.4	2.0	21.3
Other operating expenses	70.9	65.2	5.7	8.7
Impairment of goodwill, intangibles and other assets	—	42.4	(42.4)	100.0
Total operating expenses	714.8	686.0	28.8	4.2
Income (loss) from operations:
Expedited LTL	64.6	63.0	1.6	2.5
Expedited Truckload	3.7	(36.7)	40.4	NM
Pool Distribution	3.7	(0.2)	3.9	NM
Intermodal	9.1	8.2	0.9	11.0
Other operations	(1.2)	(2.5)	1.3	(52.0)
Income from operations	79.9	31.8	48.1	151.3
Other expense:
Interest expense	(0.8)	(1.2)	0.4	(33.3)
Other, net	—	(0.2)	0.2	(100.0)
Total other expense	(0.8)	(1.4)	0.6	(42.9)
Income before income taxes	79.1	30.4	48.7	160.2
Income taxes	27.2	15.4	11.8	76.6
Net income	$51.9	$15.0	$36.9	246.0%

Expedited LTL - Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016

The following table sets forth our historical financial data of the Expedited LTL segment for the nine months ended September 30, 2017 and 2016 (in millions):

Expedited LTL Segment Information
(In millions)
(Unaudited)

	Nine months ended
	September 30,	Percent of	September 30,	Percent of		Percent
	2017	Revenue	2016	Revenue	Change	Change
Operating revenue	$448.6	100.0%	$423.4	100.0%	$25.2	6.0%

Operating expenses:
Purchased transportation	180.5	40.2	165.5	39.1	15.0	9.1
Salaries, wages and employee benefits	107.0	23.9	102.6	24.2	4.4	4.3
Operating leases	27.6	6.2	25.5	6.0	2.1	8.2
Depreciation and amortization	16.5	3.7	16.3	3.8	0.2	1.2
Insurance and claims	10.3	2.3	10.1	2.4	0.2	2.0
Fuel expense	2.8	0.6	2.4	0.6	0.4	16.7
Other operating expenses	39.3	8.7	38.0	9.0	1.3	3.4
Total operating expenses	384.0	85.6	360.4	85.1	23.6	6.5
Income from operations	$64.6	14.4%	$63.0	14.9%	$1.6	2.5%

Expedited LTL Operating Statistics

	Nine months ended
	September 30,	September 30,	Percent
	2017	2016	Change

Operating ratio	85.6%	85.1%	0.6%

Business days	191.0	192.0	(0.5)
Business weeks	38.2	38.4	(0.5)

Expedited LTL:
Tonnage
Total pounds ¹	1,828,227	1,758,689	4.0
Average weekly pounds ¹	47,859	45,799	4.5

Linehaul shipments
Total linehaul	2,893,057	2,751,019	5.2
Average weekly	75,734	71,641	5.7

Forward Air Complete shipments	696,873	579,973	20.2
As a percentage of linehaul shipments	24.1%	21.1%	14.2

Average linehaul shipment size	632	639	(1.1)

Revenue per pound [2]
Linehaul yield	$17.13	$17.72	(2.7)
Fuel surcharge	1.17	0.93	1.1
Forward Air Complete	3.84	3.29	2.5
Total Expedited LTL yield	$22.14	$21.94	0.9%

¹ - In thousands
[2] - In dollars per hundred pound; percentage change is expressed as a percent of total yield.

Revenues
Expedited LTL operating revenue increased $25.2 million, or 6.0%, to $448.6 million from $423.4 million, accounting for 56.4% of consolidated operating revenue for the nine months ended September 30, 2017 compared to 59.0% for the same period in 2016. The increase in revenue is mostly the result of increases to Complete activity and fuel surcharge revenues. Linehaul revenue, which is the largest portion of Expedited LTL, increased $1.7 million, or 0.5%, due to the increase in tonnage partly offset by the decrease in linehaul yield noted in the preceding table. The increase in tonnage is due to a growing percentage of total volume from shipments with higher density attributes and a slightly lower length of haul than our traditional shipments, driving the decrease in average base revenue per pound.

The $25.2 million revenue increase is primarily the result of a $12.3 million, or 21.2%, increase in Complete revenue.  The increase in Complete revenue was attributable to an increase in shipping volumes in our Expedited LTL network and a 14.2% increase in the attachment rate of Complete to linehaul shipments. Additionally, compared to the same period in 2016, net fuel surcharge revenue increased $4.9 million largely due to the increase in fuel prices and volume increases. Other terminal based revenues, which includes dedicated local pickup and delivery services, warehousing and terminal handling, increased $6.3 million, or 16.7%, to $43.8 million in the first nine months of 2017 from $37.5 million in the same period of 2016. The increase in other terminal revenue was mainly attributable to increases in dedicated local pickup and delivery.

Purchased Transportation
LTL purchased transportation increased by $15.0 million, or 9.1%, to $180.5 million for the nine months ended September 30, 2017 from $165.5 million for the nine months ended September 30, 2016. As a percentage of segment operating revenue, LTL purchased transportation was 40.2% during the nine months ended September 30, 2017 compared to 39.1% for the same period in 2016. The increase is mostly due to a 4.4% increase in Expedited LTL cost per mile. The higher cost per mile is due to increased utilization of third party transportation providers, which are more costly than owner operators. The increase is also due to increased Complete attachment on higher linehaul volumes. Complete purchased transportation has a higher percentage of revenue than linehaul.
Salaries, Wages, and Benefits
Salaries, wages and employee benefits of LTL increased by $4.4 million, or 4.3%, to $107.0 million for the nine months ended September 30, 2017 from $102.6 million in the same period of 2016. Salaries, wages and employee benefits were 23.9% of LTL’s operating revenue for the nine months ended September 30, 2017 compared to 24.2% for the same period of 2016.   The improvement in salaries, wages and employee benefits as a percentage of revenue was primarily attributable to a 0.2% decrease in health insurance costs and a 0.1% decrease in workers' compensation costs as a percentage of revenue.
Operating Leases
Operating leases increased $2.1 million, or 8.2%, to $27.6 million for the nine months ended September 30, 2017 from $25.5 million for the same period in 2016.  Operating leases were 6.2% of LTL operating revenue for the nine months ended September 30, 2017 compared to 6.0% for the same period in 2016. The increase in cost is due to $1.1 million of additional facility lease expenses and a $1.0 million increase in truck, trailer and equipment rentals and leases. Facility leases increased due to the expansion of certain facilities. Vehicle leases increased due to the replacement of older owned power equipment with leased power equipment.
Depreciation and Amortization
Depreciation and amortization increased $0.2 million, or 1.2%, to $16.5 million for the nine months ended September 30, 2017 from $16.3 million in the same period of 2016.  Depreciation and amortization expense as a percentage of LTL operating revenue was 3.7% in the nine months ended September 30, 2017 compared to 3.8% in the same period of 2016.  The decrease as a percentage of revenue was due to the increase in equipment leasing mentioned above instead of purchased equipment.
Insurance and Claims
LTL insurance and claims expense increased $0.2 million, or 2.0%, to $10.3 million for the nine months ended September 30, 2017 from $10.1 million for the nine months ended September 30, 2016.  Insurance and claims was 2.3% of operating revenue for the nine months ended September 30, 2017 compared to 2.4% for the same period of 2016. The increase in dollars was partly attributable to a $0.5 million increase in insurance premiums associated with our insurance plan renewals and a $0.5 million increase in vehicle claim reserves primarily due to current period development of a reserve for a prior period accident. These increases were mostly offset by decreases in vehicle damage and cargo claims and claim related legal and professional fees.

Fuel Expense

LTL fuel expense increased $0.4 million, or 16.7%, to $2.8 million for the nine months ended September 30, 2017 from $2.4 million in the same period of 2016.  Fuel expenses were 0.6% of LTL operating revenue for the nine months ended September 30, 2017 and 2016.  LTL fuel expenses increased due to higher year-over-year fuel prices.
Other Operating Expenses
Other operating expenses increased $1.3 million, or 3.4%, to $39.3 million for the nine months ended September 30, 2017 from $38.0 million in the same period of 2016.  Other operating expenses were 8.7% of LTL operating revenue in the nine months ended September 30, 2017 compared to 9.0% in the same period of 2016. The decrease as percentage of revenue was primarily the result a decrease in legal fees mostly related to indemnification funds received related to the Towne acquisition. The prior period also included a corporate event that did not occur in 2017. These improvements were partly offset by an increase in receivables allowance.
Income from Operations
Income from operations increased by $1.6 million, or 2.5%, to $64.6 million for the nine months ended September 30, 2017 compared with $63.0 million for the same period in 2016.  Income from operations as a percentage of LTL operating revenue was 14.4% for the nine months ended September 30, 2017 compared with 14.9% in the same period of 2016. Deterioration in income from operations was caused by an increased utilization of third party transportation providers partly offset by higher tonnage driving increased Complete, fuel surcharge and linehaul revenues.

Truckload Premium Services - Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016

The following table sets forth our historical financial data of the Truckload Premium Services segment for the nine months ended September 30, 2017 and 2016 (in millions):

Truckload Premium Services Segment Information
(In millions)
(Unaudited)

	Nine months ended
	September 30,	Percent of	September 30,	Percent of		Percent
	2017	Revenue	2016	Revenue	Change	Change
Operating revenue	$132.9	100.0%	$120.3	100.0%	$12.6	10.5%

Operating expenses:
Purchased transportation	95.9	72.2	83.7	69.6	12.2	14.6
Salaries, wages and employee benefits	15.2	11.4	14.4	12.0	0.8	5.6
Operating leases	0.5	0.4	0.3	0.2	0.2	66.7
Depreciation and amortization	4.7	3.5	4.9	4.1	(0.2)	(4.1)
Insurance and claims	4.3	3.2	2.9	2.4	1.4	48.3
Fuel expense	2.3	1.7	1.9	1.6	0.4	21.1
Other operating expenses	6.3	4.8	6.5	5.4	(0.2)	(3.1)
Impairment of goodwill, intangibles and other assets	—	—	42.4	35.2	(42.4)	100.0
Total operating expenses	129.2	97.2	157.0	130.5	(27.8)	(17.7)
Income (loss) from operations	$3.7	2.8%	$(36.7)	(30.5)%	$40.4	NM

Truckload Premium Services Operating Statistics

	Nine months ended
	September 30,	September 30,	Percent
	2017	2016	Change

Company driver [1]	5,707	5,074	12.5%
Owner operator [1]	35,718	37,740	(5.4)
Third party [1]	30,460	22,904	33.0
Total Miles	71,885	65,718	9.4

Revenue per mile	$1.79	$1.78	0.6

Cost per mile	$1.41	$1.36	3.7%

¹ - In thousands

Revenues

TLS revenue increased $12.6 million, or 10.5%, to $132.9 million for the nine months ended September 30, 2017 from $120.3 million in the same period of 2016.  The increase in TLS revenue was attributable to new business wins which resulted in an 9.4% increase in miles driven to support revenue.
Purchased Transportation

Purchased transportation costs for our TLS revenue increased $12.2 million, or 14.6%, to $95.9 million for the nine months ended September 30, 2017 from $83.7 million for the nine months ended September 30, 2016. For the nine months ended September 30,

2017, TLS purchased transportation costs represented 72.2% of TLS revenue compared to 69.6% for the same period in 2016.  The increase in TLS purchased transportation was attributable to a 9.1% increase in non-Company miles driven and a 4.0% increase in non-Company cost per mile during the nine months ended September 30, 2017 compared to the same period in 2016. The increase in TLS miles driven was attributable to new business wins discussed above. The increase in cost per mile was due to TLS utilizing third party carriers to cover the additional miles, which are more costly than our network of owner operators. This increased utilization of third party transportation providers also led to the increase in purchased transportation as a percentage of revenue.
Salaries, Wages, and Benefits

Salaries, wages and employee benefits of TLS increased by $0.8 million, or 5.6%, to $15.2 million for the nine months ended September 30, 2017 from $14.4 million in the same period of 2016.  Salaries, wages and employee benefits were 11.4% of TLS’s operating revenue in the nine months ended September 30, 2017 compared to 12.0% for the same period of 2016.  The decrease in salaries, wages and employee benefits as a percentage of revenue was mostly attributable to the increase in revenue outpacing the increase in pay to Company drivers and office staff.
Operating Leases
Operating leases increased $0.2 million, or 66.7%, to $0.5 million for the nine months ended September 30, 2017 from $0.3 million for the same period in 2016.  Operating leases were 0.4% of TLS operating revenue for the nine months ended September 30, 2017 compared to 0.2% for the same period in 2016. The $0.2 million increase in cost is due to additional trailer rentals for the new business wins mentioned above.
Depreciation and Amortization

Depreciation and amortization decreased $0.2 million, or 4.1%, to $4.7 million for the nine months ended September 30, 2017 from $4.9 million in the same period of 2016.  Depreciation and amortization expense as a percentage of TLS operating revenue was 3.5% in the nine months ended September 30, 2017 compared to 4.1% in the same period of 2016.  The decrease was due to the impairment of TQI intangible assets in the second quarter of 2016 leading to lower on-going amortization expense. This decrease was partially offset by increased trailer depreciation on trailers purchased since the third quarter of 2016.
Insurance and Claims

TLS insurance and claims expense increased $1.4 million, or 48.3%, to $4.3 million for the nine months ended September 30, 2017 from $2.9 million for the nine months ended September 30, 2016.  Insurance and claims were 3.2% of operating revenue for the nine months ended September 30, 2017 compared to 2.4% in the same period of 2016. The increase was due to higher reserves for vehicle liability, which included a large increase for developments on a single claim. The increase was also attributable to higher insurance premiums associated with our insurance plan renewals and higher cargo claims partly offset by a benefit from a prior period insurance premium audit.
Fuel Expense

TLS fuel expense increased $0.4 million, or 21.1%, to $2.3 million for the nine months ended September 30, 2017 from $1.9 million for the same period of 2016.  Fuel expense as a percentage of TLS operating revenue was 1.7% for the nine months ended September 30, 2017 compared to 1.6% in the same period of 2016. The increase as a percentage of revenue was mostly attributable to higher year-over-year fuel prices and the increase in Company driver miles.
Other Operating Expenses

Other operating expenses decreased $0.2 million, or 3.1%, to $6.3 million for the nine months ended September 30, 2017 from $6.5 million in the same period of 2016.  Other operating expenses were 4.8% of TLS operating revenue in the nine months ended September 30, 2017 compared to 5.4% in the same period of 2016.  The decline in other operating expenses was due to reduced legal fees.
Impairment of goodwill, intangibles and other assets
In the second quarter of 2016, we determined there were indicators of potential impairment of goodwill and other long lived assets assigned to the TQI acquisition. As a result, we performed fair value calculations as of June 30, 2016. Based on these calculations we recorded $42.4 million in total impairment charges related to TQI’s goodwill and other long lived assets. During the three months ended September 30, 2017, there were no additional indicators of impairment.

Results from Operations
Results from operations increased by $40.4 million to $3.7 million in income from operations for the nine months ended September 30, 2017 compared with a $36.7 million loss from operations for the same period in 2016.  Excluding the impairment charges, the deterioration in results from operations was due to a large increase in vehicle claims reserves and increased utilization of third party transportation providers which led to the increase in cost per mile outpacing the increase in revenue per mile.

Pool Distribution - Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016

The following table sets forth our historical financial data of the Pool Distribution segment for the nine months ended September 30, 2017 and 2016 (in millions):

Pool Distribution Segment Information
(In millions)
(Unaudited)

	Nine months ended
	September 30,	Percent of	September 30,	Percent of		Percent
	2017	Revenue	2016	Revenue	Change	Change
Operating revenue	$113.8	100.0%	$101.2	100.0%	$12.6	12.5%

Operating expenses:
Purchased transportation	29.9	26.2	27.6	27.3	2.3	8.3
Salaries, wages and employee benefits	43.8	38.5	39.0	38.5	4.8	12.3
Operating leases	9.6	8.4	9.2	9.1	0.4	4.3
Depreciation and amortization	5.0	4.4	4.4	4.3	0.6	13.6
Insurance and claims	3.2	2.8	3.2	3.2	—	—
Fuel expense	3.7	3.3	3.3	3.3	0.4	12.1
Other operating expenses	14.9	13.1	14.7	14.5	0.2	1.4
Total operating expenses	110.1	96.7	101.4	100.2	8.7	8.6
Income (loss) from operations	$3.7	3.3%	$(0.2)	(0.2)%	$3.9	NM

Revenues

Pool operating revenue increased $12.6 million, or 12.5%, to $113.8 million for the nine months ended September 30, 2017 from $101.2 million for the same period in 2016.  The increase was attributable to increased volume from previously existing customers and current year rate increases.
Purchased Transportation

Pool purchased transportation increased $2.3 million, or 8.3%, to $29.9 million for the nine months ended September 30, 2017 compared to $27.6 million for the same period of 2016.  Pool purchased transportation as a percentage of revenue was 26.2% for the nine months ended September 30, 2017 compared to 27.3% for the same period of 2016.  The improvement in Pool purchased transportation as a percentage of revenue was attributable to an increased utilization of owner operators over more costly third party carriers and revenue increases associated with rate increases.
Salaries, Wages, and Benefits

Pool salaries, wages and employee benefits increased $4.8 million, or 12.3%, to $43.8 million for the nine months ended September 30, 2017 compared to $39.0 million for the same period of 2016.  As a percentage of Pool operating revenue, salaries, wages and benefits was 38.5% for the nine months ended September 30, 2017 and 2016.  As a percentage of revenue, increases in dock pay and employee incentive were offset by decreases in Company driver pay, administrative salaries, wages and benefits and workers' compensation costs. Dock pay deteriorated as a percentage of revenue as increasing revenue volumes required the use of more costly contract labor.
Operating Leases

Operating leases increased $0.4 million, or 4.3%, to $9.6 million for the nine months ended September 30, 2017 from $9.2 million for the same period in 2016.  Operating leases were 8.4% of Pool operating revenue for the nine months ended September 30, 2017 compared with 9.1% in the same period of 2016.  Operating leases increased in total dollars due to additional truck and trailer leases and rentals used to provide capacity for additional business wins throughout the network. The decrease as a percentage of revenue is attributable to decreases in facility rent, as 2016 included transition and relocation costs of certain terminals that did not occur in 2017.
Depreciation and Amortization

Pool depreciation and amortization increased $0.6 million, or 13.6%, to $5.0 million for the nine months ended September 30, 2017 from $4.4 million for the same period in 2016. Depreciation and amortization expense as a percentage of Pool operating revenue was 4.4% for the nine months ended September 30, 2017 compared to 4.3% for the same period of 2016. The increase in Pool depreciation and amortization in total dollars was due to the allocation of trailer depreciation, which reflect Pool's increased utilization of our trailer fleet. This increase was partly offset by a decrease in tractor depreciation due to the increased use of rentals and leases mentioned above.
Insurance and Claims

Pool insurance and claims expense was $3.2 million for the nine months ended September 30, 2017 and 2016.  Insurance and claims were 2.8% of operating revenue for the nine months ended September 30, 2017 compared to 3.2% in the same period of 2016. The decrease as a percentage of revenue was due to a decrease in cargo claims and claims related professional fees.
Fuel Expense

Pool fuel expense increased $0.4 million, or 12.1%, to $3.7 million for the nine months ended September 30, 2017 from $3.3 million in the same period of 2016.  Fuel expenses were 3.3% of Pool operating revenue during the nine months ended September 30, 2017 and 2016.  Pool fuel expenses increased in total dollars due to higher year-over-year fuel prices and higher revenue volumes. These increases were partially offset by increased utilization of owner operators.
Other Operating Expenses

Pool other operating expenses increased $0.2 million, or 1.4%, to $14.9 million for the nine months ended September 30, 2017 compared to $14.7 million for the same period of 2016.  Pool other operating expenses for the nine months ended September 30, 2017 were 13.1% of operating revenue compared to 14.5% for the same period of 2016.  The decrease as a percentage of revenue is due to improved margins at agent stations, reduced legal fees and decreases in dock and office costs.
Results from Operations
Results from operations increased by $3.9 million to $3.7 million in income from operations for the nine months ended September 30, 2017 compared with a $0.2 million loss from operations for the same period in 2016.  Income from operations as a percentage of Pool operating revenue was 3.3% for the nine months ended September 30, 2017 compared to a 0.2% loss from operations in the same period of 2016.   The improvement in Pool operating results was primarily the result of higher revenue volumes, current year rate increases, the reduction of cargo claims, agent station margin improvements and purchased transportation efficiencies.

Intermodal - Nine Months Ended September 30, 2017 compared to Nine Months Ended September 30, 2016

The following table sets forth our historical financial data of the Intermodal segment for the nine months ended September 30, 2017 and 2016 (in millions):

Intermodal Segment Information
(In millions)
(Unaudited)

	Nine months ended
	September 30,	Percent of	September 30,	Percent of		Percent
	2017	Revenue	2016	Revenue	Change	Change
Operating revenue	$105.9	100.0%	$76.4	100.0%	$29.5	38.6%

Operating expenses:
Purchased transportation	41.2	38.9	26.5	34.7	14.7	55.5
Salaries, wages and employee benefits	23.8	22.5	18.6	24.3	5.2	28.0
Operating leases	10.0	9.4	9.2	12.0	0.8	8.7
Depreciation and amortization	4.3	4.1	2.8	3.7	1.5	53.6
Insurance and claims	3.3	3.1	2.2	2.9	1.1	50.0
Fuel expense	2.7	2.5	1.8	2.4	0.9	50.0
Other operating expenses	11.5	10.9	7.1	9.3	4.4	62.0
Total operating expenses	96.8	91.4	68.2	89.3	28.6	41.9
Income from operations	$9.1	8.6%	$8.2	10.7%	$0.9	11.0%

Revenues

Intermodal operating revenue increased $29.5 million, or 38.6%, to $105.9 million for the nine months ended September 30, 2017 from $76.4 million for the same period in 2016.   The increases in operating revenue were primarily attributable to the acquisition of Atlantic, Ace and Triumph, the impact of increased fuel surcharges and increased storage revenues.

Purchased Transportation

Intermodal purchased transportation increased $14.7 million, or 55.5%, to $41.2 million for the nine months ended September 30, 2017 from $26.5 million for the same period in 2016.  Intermodal purchased transportation as a percentage of revenue was 38.9% for the nine months ended September 30, 2017 compared to 34.7% for the nine months ended September 30, 2016.  The increase in Intermodal purchased transportation as a percentage of revenue was attributable to higher utilization of owner operators as opposed to Company-employed drivers, as Atlantic utilized more owner operators than Company drivers.

Salaries, Wages, and Benefits

Intermodal salaries, wages and employee benefits increased $5.2 million, or 28.0%, to $23.8 million for the nine months ended September 30, 2017 compared to $18.6 million for the nine months ended September 30, 2016.  As a percentage of Intermodal operating revenue, salaries, wages and benefits increased to 22.5% for the nine months ended September 30, 2017 compared to 24.3% for the same period in 2016.   The improvement in salaries, wages and employee benefits as a percentage of revenue was attributable to leveraging the increase in revenue on office and administrative salaries. The improvement is also due to lower workers' compensation and health insurance costs and dock and driver efficiencies.

Operating Leases

Operating leases increased $0.8 million, or 8.7%, to $10.0 million for the nine months ended September 30, 2017 from $9.2 million for the same period in 2016.  Operating leases were 9.4% of Intermodal operating revenue for the nine months ended September 30, 2017 compared with 12.0% in the same period of 2016.  Operating leases decreased as a percentage of revenue due to consistent trailer rental charges while other revenue that does not require trailer rentals increased. The decrease as a percentage of revenue is also attributable to utilization of owned equipment acquired from Atlantic and the increase in revenue out-pacing the increase in facility rents.

Depreciation and Amortization

Depreciation and amortization increased $1.5 million, or 53.6%, to $4.3 million for the nine months ended September 30, 2017 from $2.8 million for the same period in 2016. Depreciation and amortization expense as a percentage of Intermodal operating revenue was 4.1% for the nine months ended September 30, 2017 from 3.7% for the same period in 2016. The higher depreciation and amortization was due to equipment and intangible assets acquired with Atlantic, Triumph and Ace.

Insurance and Claims

Intermodal insurance and claims expense increased $1.1 million, or 50.0%, to $3.3 million for the nine months ended September 30, 2017 from $2.2 million for the nine months ended September 30, 2016.   Intermodal insurance and claims were 3.1% of operating revenue for the nine months ended September 30, 2017 compared with 2.9% for the same period in 2016. The increase in Intermodal insurance and claims was attributable to increased vehicle liability reserves and higher insurance premiums.

Fuel Expense

Intermodal fuel expense increased $0.9 million, or 50.0%, to $2.7 million for the nine months ended September 30, 2017 from $1.8 million in the same period of 2016.  Fuel expenses were 2.5% of Intermodal operating revenue for the nine months ended September 30, 2017 compared to 2.4% in the same period of 2016.  Intermodal fuel expenses increased due to higher year-over-year fuel prices and revenue volumes. These increases were partially offset by increased utilization of owner operators.

Other Operating Expenses

Intermodal other operating expenses increased $4.4 million, or 62.0%, to $11.5 million for the nine months ended September 30, 2017 compared to $7.1 million for the same period of 2016.  Intermodal other operating expenses for the nine months ended September 30, 2017 were 10.9% of Intermodal operating revenue compared to 9.3% for the same period of 2016.  The increase in Intermodal other operating expenses was due mostly due to a $2.3 million increase in container related rental and storage charges associated with revenue increases discussed previously. The remaining increase was due to increased terminal expenses and other variable costs, such as maintenance and tolls, corresponding with the increases in revenue, and legal and professional fees related to the acquisition of Atlantic.

Income from Operations

Intermodal’s income from operations increased by $0.9 million, or 11.0%, to $9.1 million for the nine months ended September 30, 2017 compared with $8.2 million for the same period in 2016.  Income from operations as a percentage of Intermodal operating revenue was 8.6% for the nine months ended September 30, 2017 compared to 10.7% in the same period of 2016.  The increase in operating income in total dollars was primarily attributable to the Atlantic, Ace and Triumph acquisitions. The decrease in income from operations as a percentage of revenue was attributable to increased depreciation and amortization associated with Intermodal's acquisitions, higher insurance premiums and vehicle liability reserves and acquisition related legal and professional fees.

Other Operations

Other operating activity improved from a $2.5 million operating loss during the nine months ended September 30, 2016 to a $1.2 million operating loss during the nine months ended September 30, 2017. The nine months ended September 30, 2017, includes $0.9 million of executive severance costs and $0.9 million in reserves for vehicle and workers' compensation claims. These costs were partly offset by $0.6 million of indemnification funds received related to the Towne acquisition. These costs and benefits were kept at the corporate level and not passed through to our operating segments.

The $2.5 million in operating loss included in other operations and corporate activities for the nine months ended September 30, 2016 was primarily for increases to loss development factors resulting from our bi-annual actuary analysis of our vehicle and workers' compensation claims. Other operating activity for the nine months ended September 30, 2016 also included a $0.5 million additional reserve for remaining net payments on duplicate facilities vacated following the Towne acquisition, as several facilities had yet to be sub-leased.

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

Impact of Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standards Board ("FASB") issued guidance that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital ("APIC") pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for a policy election to account for forfeitures as they occur rather than on an estimated basis. We adopted this guidance in January 2017 and the elimination of APIC pools resulted in approximately $0.1 million of income tax benefit during the nine months ended September 30, 2017. This guidance has been applied prospectively and no prior periods have been adjusted.

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

As permitted by the guidance, we will implement the use of full retrospective presentation. While evaluating principal versus agent relationships under the new standard, we determined that we will transition certain revenue streams from an agent to principal relationship. This will cause these revenue streams and their associated costs to be recognized on a gross basis that have historically been netted. This would increase revenue and expenses by approximately $46.0 million for the nine months ended September 30, 2017 and $33.0 million for the same period of 2016 and would have no impact of operating income.

In addition, based on a review of our customer shipping arrangements, we currently believe the implementation of this standard will change our revenue recognition policy from recognizing revenue upon shipment completion to recognizing revenue over time based on the progress toward completion of shipments in transit at each period end.  While the timing of revenue recognition will be accelerated, due to the short duration of our transit times and relatively low dollar value of individual shipments, the anticipated timing impact on our consolidated financial position, revenue and results from operations is not expected to change significantly.

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital expenditures, with cash flows from operations and borrowings under our bank lines of credit. Net cash provided by operating activities totaled approximately $77.7 million for the nine months ended September 30, 2017 compared to approximately $94.6 million for the nine months ended September 30, 2016. The $16.9 million decrease in cash provided by operating activities is mainly attributable to the increase in accounts receivable. Accounts receivables increased on higher revenue across all segments and revenues associated with the Atlantic acquisition.

Net cash used in investing activities was approximately $34.7 million for the nine months ended September 30, 2017 compared with approximately $39.4 million during the nine months ended September 30, 2016. Investing activities during the nine months ended September 30, 2017 consisted primarily of $22.5 million used to acquire Atlantic and net capital expenditures of $12.1 million primarily for new trailers and information technology.  Investing activities during the nine months ended September 30, 2016 consisted primarily of $11.8 million used to acquire Ace and Triumph, which are included in the Intermodal segment, and net capital expenditures of $26.9 million primarily for new trailers, forklifts, computer hardware and internally developed software. The proceeds from disposal of property and equipment during the nine months ended September 30, 2017 and 2016 were primarily from sales of older trailers and vehicles.

Net cash used in financing activities totaled approximately $39.1 million for the nine months ended September 30, 2017 compared with net cash used in financing activities of $77.2 million for the nine months ended September 30, 2016.  The $38.1 million change in cash from financing activities was attributable to $55.0 million in borrowings from our revolving credit facility partly offset by a $1.4 million decrease in cash from employee stock transactions, a $12.0 million increase in share repurchases and a $2.6 million increase in our quarterly cash dividend.

On September 29, 2017, the Company, entered into a five-year senior unsecured revolving credit facility (the “Facility”) with a maximum aggregate principal amount of $150.0 million, with a sublimit of $30.0 million for letters of credit and a sublimit of $30.0 million for swing line loans. The Facility may be increased by up to $100.0 million to a maximum aggregate principal amount of $250.0 million pursuant to the terms of the credit agreement, subject to the lenders’ agreement to increase their commitments or the addition of new lenders extending such commitments. Such increases to the Facility may be in the form of additional revolving credit loans, term loans or a combination thereof, and are contingent upon there being no events of default under the Facility and satisfaction of other conditions precedent and are subject to the other limitations set forth in the credit agreement.

The Facility is scheduled to mature in September 2022 and may be used to refinance existing indebtedness of the Company and for working capital, capital expenditures and other general corporate purposes. The Facility refinances the Company’s existing obligations for its unsecured credit facility under the credit agreement dated as of February 4, 2015, as amended, which has been terminated as of the date of the new Facility.

Unless the Company elects otherwise under the credit agreement, interest on borrowings under the Facility is based on the highest of (a) the federal funds rate (not less than 0%) plus 0.5%, (b) the administrative agent's prime rate and (c) the LIBOR Rate plus 1.0%, in each case plus a margin that can range from 0.3% to 0.8% with respect to the Facility depending on the Company’s ratio of consolidated funded indebtedness to earnings before interest, taxes, depreciation and amortization, as set forth in the credit agreement. The Facility contains financial covenants and other covenants that, among other things, restrict the ability of the Company and its subsidiaries, without the approval of the required lenders, to engage in certain mergers, consolidations, asset sales, dividends and stock repurchases, investments, and other transactions or to incur liens or indebtedness in excess of agreed thresholds, as set forth in the credit agreement. As of September 30, 2017, we had $40.5 million in borrowings outstanding under the revolving credit facility, $8.7 million utilized for outstanding letters of credit and $100.8 million of available borrowing capacity under the revolving credit facility.  The interest rate on the outstanding borrowing under the revolving credit facility was 2.6% at September 30, 2017.

Our new facility is replacing our previously existing unsecured credit facility, which had a maximum aggregate principal amount of $275.0 million, including a revolving credit facility of $150.0 million and a term loan facility of $125.0 million. The previous revolving credit facility was scheduled to expire in February 2020.

On July 21, 2016, our Board of Directors approved a stock repurchase authorization for up to three million shares of the Company’s common stock. During the three months ended September 30, 2017, we repurchased 579,769 for $30.0 million, or $51.72 per share. During the nine months ended September 30, 2017, we repurchased 826,633 for $42.0 million, or $50.79 per share. During the three months ended September 30, 2016, we repurchased 222,388 for $10.0 million, or $44.95 per share. During the nine months ended September 30, 2016, we repurchased 676,773 shares for $30.0 million, or an average of $44.31 per share. The repurchases made for the three and nine months ended September 30, 2016 were made under a previous share repurchase plan approved by our Board of Directors on February 7, 2014. This plan was canceled and replaced on July 21, 2016. As of September 30, 2017, there were 1,939,851 shares remaining to be purchased under the 2016 Plan.

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

The SEC's general guidance permits the exclusion of an assessment of the effectiveness of a registrant's disclosure controls and procedures as they relate to its internal controls over financial reporting for an acquired business during the first year following such acquisition, if among other circumstances and factors there is not adequate time between the acquisition date and the date of assessment. As previously disclosed, the Company completed its acquisition of Atlantic on May 7, 2017. Atlantic represents approximately 3.5% percent of the Company's total assets as of September 30, 2017. Management's assessment and conclusion on the effectiveness of the Company's disclosure controls and procedures as of September 30, 2017 excluded an assessment of the internal control over financial reporting of Atlantic.

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three and nine months ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On July 21, 2016, our Board of Directors approved a stock repurchase authorization for up to three million shares of the Company’s common stock.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced 2016 Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
July 1-31, 2017	37,073	$54	37,073	2,482,547
August 1-31, 2017	373,974	51	373,974	2,108,573
September 1-30, 2017	168,722	52	168,722	1,939,851
Total	579,769	$52	579,769	1,939,851

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

In accordance with SEC Release No. 33-8212, Exhibits 32.1 and 32.2 are to be treated as “accompanying” this report rather than “filed” as part of the report.

No.	Exhibit
3.1
Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999 (File No. 0-22490))

3.2
Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 31, 2017 (File No. 0-22490))

4.1
Form of Forward Air Corporation Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998 (File No. 0-22490))

10.1
Forward Air Corporation 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, filed with the Securities and Exchange Commission on July 27, 2017 (File No. 0-22490))

10.2
Amended and Restated Non-Employee Director Stock Plan (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, filed with the Securities and Exchange Commission on July 27, 2017 (File No. 0-22490))

10.3
Credit Agreement dated September 29, 2017 among the registrant and certain of its subsidiaries and Bank of America, N.A., as administrative agent and other lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2017 (File No. 0-22490))

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

Forward Air Corporation
Date: October 26, 2017	By:	/s/ Michael J. Morris
Michael J. Morris Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

No.	Exhibit
3.1
Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999 (File No. 0-22490))

3.2
Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 31, 2017 (File No. 0-22490))

4.1
Form of Forward Air Corporation Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998 (File No. 0-22490))

10.1
Forward Air Corporation 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, filed with the Securities and Exchange Commission on July 27, 2017 (File No. 0-22490))

10.2
Amended and Restated Non-Employee Director Stock Plan (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, filed with the Securities and Exchange Commission on July 27, 2017 (File No. 0-22490))

10.3
Credit Agreement dated September 29, 2017 among the registrant and certain of its subsidiaries and Bank of America, N.A., as administrative agent and other lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2017 (File No. 0-22490))

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