Form 10-K
period 2017-12-31
FORWARD AIR CORP
filed 2018-02-23
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017
Commission file number: 001-16853

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
Commission File No. 000-22490

FORWARD AIR CORPORATION
(Exact name of Registrant as specified in its charter)

Tennessee	62-1120025
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1915 Snapps Ferry Road, Building N
Greeneville, Tennessee	37745
(Address of principal executive offices)	(Zip Code)

(423) 636-7000
Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 par value	The Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑ No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☑

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting Company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by checkmark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,581,907,549 as of June 30, 2017.

The number of shares outstanding of the Registrant’s common stock (as of February 20, 2018): 29,584,537

Documents Incorporated By Reference
Portions of the proxy statement for the 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

Introductory Note

This Annual Report on Form 10-K for the fiscal year ended December 31, 2017 (this “Form 10-K”) contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. In this Form 10-K, forward-looking statements include, but are not limited to, any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements regarding future insurance and claims; any statements concerning proposed or intended new services or developments; any statements regarding intended expansion through acquisition or greenfield startups; any statements regarding future economic conditions or performance; and any statements of belief and any statements of assumptions underlying any of the foregoing. Some forward-looking statements may be identified by use of such terms as “believes,” “anticipates,” “intends,” “plans,” “estimates,” “projects” or “expects.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The following is a list of factors, among others, that could cause actual results to differ materially from those contemplated by the forward-looking statements: economic factors such as recessions, inflation, higher interest rates and downturns in customer business cycles, the creditworthiness of our customers and their ability to pay for services rendered, the availability and compensation of qualified independent owner-operators and freight handlers as well as contracted, third-party carriers needed to serve our customers’ transportation needs, the inability of our information systems to handle an increased volume of freight moving through our network, changes in fuel prices, our inability to maintain our historical growth rate because of a decreased volume of freight or decreased average revenue per pound of freight moving through our network, loss of a major customer, increasing competition and pricing pressure, our ability to secure terminal facilities in desirable locations at reasonable rates, our inability to successfully integrate acquisitions, claims for property damage, personal injuries or workers’ compensation, enforcement of and changes in governmental regulations, environmental and tax matters, and the handling of hazardous materials. As a result of the foregoing, no assurance can be given as to future financial condition, cash flows or results of operations. Except as required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Services Provided

Our services are classified into four principal reportable segments: Expedited LTL, Truckload Premium Services (“TLS”), Intermodal and Pool Distribution. For financial information relating to each of our business segments, see Note 10, “Segment Reporting,” in the Notes to consolidated Financial Statements included in this Form 10-K.

Expedited LTL. We operate a comprehensive national network to provide expedited regional, inter-regional and national LTL services. Expedited LTL offers customers local pick-up and delivery and other services including shipment consolidation and deconsolidation, warehousing, customs brokerage and other handling. Because of our roots in serving the deferred air freight market, our terminal network is located at or near airports in the United States and Canada. During the year ended December 31, 2017, Expedited LTL accounted for 56.3% of our consolidated revenue.

TLS. We provide expedited truckload brokerage, dedicated fleet services, as well as high security and temperature-controlled logistics services in the United States and Canada. During the year ended December 31, 2017, TLS accounted for 16.3% of our consolidated revenue.

Intermodal. We provide first- and last-mile high value intermodal container drayage services both to and from seaports and railheads. Intermodal also offers dedicated contract and Container Freight Station (“CFS”) warehouse and handling services.

Today, Intermodal operates primarily in the Midwest and Southeast, with a smaller operational presence in the Southwest. We plan to grow Intermodal’s geographic footprint through acquisitions as well as greenfield start-ups where we do not have an acceptable acquisition target. During the year ended December 31, 2017, Intermodal accounted for 13.5% of our consolidated revenue.

Pool Distribution. We provide high-frequency handling and distribution of time sensitive product to numerous destinations within a specific geographic region. We offer this service throughout the Mid-Atlantic, Southeast, Midwest and Southwest United States. During the year ended December 31, 2017, Pool Distribution accounted for 14.9% of our consolidated revenue.

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

•
Pursue Strategic Acquisitions. We continue to evaluate and pursue acquisitions that can increase our penetration of a geographic area; add new customers, business verticals and services; and increase freight volume. For example, we acquired Central States Trucking Co. (“CST”) in 2014. CST provides industry-leading container and intermodal drayage services within the Midwest, Southeast and Southwest regions of the United States. CST also provides linehaul service within the LTL space as well as dedicated contract and CFS warehouse services. Since our acquisition of CST in 2014, CST has completed six acquisitions. In 2017, CST acquired certain assets of Atlantic Trucking Company, Inc., Heavy Duty Equipment Leasing, LLC, Atlantic Logistics, LLC and Transportation Holdings, Inc. (together referred to as “Atlantic”) and certain assets of Kansas City Logistics, LLC ("KCL").

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

Operations

Our Expedited LTL network consists of terminals located in the following 94 cities:

City	Airport Served	City	Airport Served
Albany, NY	ALB	Lubbock, TX*	LBB
Albuquerque, NM*	ABQ	Memphis, TN	MEM
Allentown, PA*	ABE	McAllen, TX	MFE
Amarillo, TX*	AMA	Miami, FL	MIA
Atlanta, GA	ATL	Midland, TX*	MAF
Austin, TX	AUS	Milwaukee, WI	MKE
Baltimore, MD**	BWI	Minneapolis, MN	MSP
Baton Rouge, LA*	BTR	Mobile, AL*	MOB
Birmingham, AL*	BHM	Moline, IA	MLI
Blountville, TN*	TRI	Montgomery, AL*	MGM
Boston, MA	BOS	Nashville, TN	BNA
Buffalo, NY	BUF	Newark, NJ	EWR
Burlington, IA	BRL	Newburgh, NY	SWF
Cedar Rapids, IA	CID	New Orleans, LA	MSY
Charleston, SC****	CHS	New York, NY	JFK
Charlotte, NC	CLT	Norfolk, VA	ORF
Chicago, IL	ORD	Oklahoma City, OK	OKC
Cincinnati, OH	CVG	Omaha, NE	OMA
Cleveland, OH	CLE	Orlando, FL	MCO
Columbia, SC*	CAE	Pensacola, FL*	PNS
Columbus, OH***	CMH	Philadelphia, PA	PHL
Corpus Christi, TX*	CRP	Phoenix, AZ	PHX
Dallas/Ft. Worth, TX	DFW	Pittsburgh, PA	PIT
Dayton, OH*	DAY	Portland, OR	PDX
Denver, CO	DEN	Raleigh, NC	RDU
Des Moines, IA**	DSM	Richmond, VA	RIC
Detroit, MI	DTW	Roanoke, VA	ROA
El Paso, TX	ELP	Rochester, NY	ROC
Evansville, IN	EVV	Sacramento, CA	SMF
Fort Wayne, IN	FWA	Saginaw, MI	MBS
Grand Rapids, MI	GRR	Salt Lake City, UT	SLC
Greensboro, NC	GSO	San Antonio, TX	SAT
Greenville, SC	GSP	San Diego, CA	SAN
Hartford, CT	BDL	San Francisco, CA	SFO
Harrisburg, PA	MDT	Seattle, WA	SEA
Houston, TX	IAH	Shreveport, LA*	SHV
Huntsville, AL*	HSV	South Bend, IN	SBN
Indianapolis, IN	IND	St. Louis, MO	STL
Jacksonville, FL	JAX	Syracuse, NY	SYR
Kansas City, MO	MCI	Tampa, FL	TPA
Knoxville, TN*	TYS	Toledo, OH*	TOL
Lafayette, LA*	LFT	Traverse City, MI*	TVC
Laredo, TX	LRD	Tucson, AZ*	TUS
Las Vegas, NV	LAS	Tulsa, OK**	TUL
Little Rock, AR*	LIT	Washington, DC	IAD
Los Angeles, CA	LAX	Montreal, Canada*	YUL
Louisville, KY	SDF	Toronto, Canada	YYZ

*      Denotes an independent agent location.
**    Denotes a location with combined Expedited LTL and Pool Distribution operations.
*** Denotes a location in which Expedited LTL is an agent for Pool Distribution.
****Denotes a location with combined Expedited LTL and Intermodal operations.

Independent agents operate 23 of our Expedited LTL locations. These locations typically handle lower volumes of freight relative to our Company-operated facilities.

Shipments

During 2017, approximately 30.1% of the freight handled by Expedited LTL was for overnight delivery, approximately 55.6% was for delivery within two to three days and the balance was for delivery in four or more days.

The average weekly volume of freight moving through our Expedited LTL network was approximately 49.5 million pounds per week in 2017. During 2017, our average shipment weighed approximately 623 pounds. Although we impose no significant size or weight restrictions, we focus our marketing and price structure on shipments of 200 pounds or more.

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

The table below summarizes the average weekly volume of freight moving through our network for each year since 2003.

Average Weekly
Volume in Pounds
Year	(In millions)
2003	25.3
2004	28.7
2005	31.2
2006	32.2
2007	32.8
2008	34.2
2009	28.5
2010	32.6
2011	34.0
2012	34.9
2013	35.4
2014	37.4
2015	47.2
2016	46.5
2017	49.5

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

We seek to establish long-term relationships with owner-operators to assure dependable service and availability. Historically, Expedited LTL has experienced significantly higher-than-industry average retention of owner-operators. Expedited LTL has established specific guidelines relating to safety records, driving experience and personal evaluations that we use to select our owner-operators. To enhance our relationship with the owner-operators, Expedited LTL seeks to pay rates that are generally above prevailing market rates and our owner-operators often are able to negotiate a consistent work schedule for their drivers. Usually, owner-operators negotiate schedules for their drivers that are between the same two cities or along a consistent route, improving quality of work life for the drivers of our owner-operators and, in turn, increasing our driver retention.

As a result of efforts to expand our logistics and other services, seasonal demands and volume surges in particular markets, we also purchase transportation from other surface transportation providers to handle overflow volume. Of the $254.9 million incurred for Expedited LTL's purchased transportation during 2017, we purchased 53.8% from the owner-operators of our licensed motor carrier and 46.2% from other surface transportation providers.

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

Customers

Our wholesale customer base is primarily comprised of freight forwarders, third party logistics (“3PL”) companies, integrated air cargo carriers and passenger, cargo airlines and steamship lines. Expedited LTL’s freight forwarder customers vary in size from small, independent, single facility companies to large, international logistics companies. Our dependable service and wide-ranging service offerings also make Expedited LTL an attractive option for 3PL providers , which is one of the fastest growing segments in the transportation industry. Because we deliver dependable service, integrated air cargo carriers use our network to provide overflow capacity and other services, including shipment of bigger packages and pallet-loaded cargo. In 2017, LTL's ten largest customers accounted for approximately 31% of its operating revenue, but no single customer accounted for more than 10% of our consolidated revenue.

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

Operations

TLS’ primary operations are located in Columbus, Ohio. TLS also has satellite operations in South Bend, Indiana; Greeneville, Tennessee; Grand Rapids, Michigan; and Sacramento, California.

Operating Statistics

The table below summarizes the average weekly miles driven for each year since 2003.

Average Weekly Miles
Year	(In thousands)
2003	211
2004	260
2005	248
2006	331
2007	529
2008	676
2009	672
2010	788
2011	876
2012	1,005
2013	1,201
2014	1,185
2015	1,459
2016	1,756
2017	1,902

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

In addition to our owner-operators and company fleet, we also purchase transportation from other surface transportation providers (including Expedited LTL) to serve our customers’ needs. TLS’ brokerage operation has relationships with over 4,400 qualified carriers. Of the $143.0 million incurred for TLS transportation during 2017, we purchased 34.5% from the owner-operators of our licensed motor carrier, 8.2% from our company fleet and 57.3% from other surface transportation providers.

We have access to a pool of trailers and we utilize a variety of equipment in our TLS operations including dry van, refrigerated, and roller-bed trailers, as well as straight trucks and cargo vans. We service our life science and high-security cargo customers with industry-leading TAPA (Transported Asset Protection Association) Level 1 certified equipment that has layered security measures to prevent theft, qualified and calibrated refrigerated trailers, and temperature systems that minimize the chance of damage to cargo caused by temperature excursions. All of the TLS trailers have global positioning trailer-tracking technology that allows us to more effectively manage our trailer pool.

All of our TLS company and independent contractor tractors are equipped with in-cab communication devices, which enable us to communicate with our drivers, plan and monitor shipment progress and monitor and record our drivers’ hours of service. We use the real-time global positioning data obtained from these devices to improve customer and driver service.

Customers

Our customer base is primarily comprised of freight forwarders, third party logistics companies, integrated air cargo carriers, passenger and cargo airlines, and LTL carriers, as well as retail, life-science companies, and their distributors. TLS’ customers include Fortune 500 pharmaceutical manufacturers and distributors, as well as transportation companies. In 2017, TLS’ ten largest customers accounted for approximately 77% of its operating revenue but no single customer accounted for more than 10% of our consolidated revenue.

Intermodal

Overview

Our Intermodal segment provides high value intermodal container drayage services. We market our Intermodal services to import and export customers. Intermodal offers first- and last-mile transportation of freight both to and from seaports and railheads through a dedicated fleet and third party transportation providers. Today, Intermodal operates primarily in the Midwest and Southeast, with a smaller presence in the Southwest. We plan to expand beyond our current geographic footprint through acquisitions as well as greenfield start-ups where no suitable acquisition is available. Intermodal also provides linehaul and local less-than-truckload service in the Midwest, as well as CFS warehousing services (e.g. devanning, unit load device build-up/tear-down, and security screening) for air and ocean import/export freight at five (5) of its Midwest terminals (Chicago, Cleveland, Milwaukee, Indianapolis and Detroit). Our Intermodal service differentiators include:

•	Immediate proof of delivery ("POD") and Signature Capture capability via tablets;

•	All drivers receive dispatch orders on hand-held units and are trackable via GPS; and

•	Daily contrainer visibility and per diem management reports.

Operations

Intermodal’s primary office is located in Oak Brook, Illinois. Intermodal’s network consists of terminals in the following locations:

City
Atlanta, GA	Joliet, IL
Charleston, SC	Kansas City, MO
Charlotte, NC	Memphis, TN
Chicago/Joliet, IL	Milwaukee, WI
Cincinnati, OH	Minneapolis, MN
Cleveland, OH	Nashville, TN
Dallas, TX	Norfolk, VA
Houston, TX	Rochelle, IL
Indianapolis, IN	Romulus, MI
Jacksonville, FL	Savannah, GA

Transportation

Intermodal utilizes a mix of Company-employed drivers, owner-operators and third party carriers. During 2017, approximately 19.7% of Intermodal’s direct transportation expenses were provided by Company-employed drivers, 78.8% by owner-operators and 1.5% was provided by third party carriers.

All of our Intermodal company and independent contractor tractors are equipped with computer tablets, which enable us to communicate with our drivers, plan and monitor shipment progress and monitor our drivers’ hours of service. We use the real-time global positioning data obtained from these devices to improve customer and driver service and provide a high level of shipment visibility to our customers (including immediate POD signature capture). We believe that our technology is a key differentiator and enables us to provide a higher level of service than our competitors.

Customers

Intermodal’s customer base is primarily comprised of international freight forwarders, passenger and cargo airlines and steamship lines. In 2017, Intermodal’s ten largest customers accounted for approximately 31% of its operating revenue but no single customer accounted for more than 10% of our consolidated revenue.

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

Operations

Our Pool Distribution network consists of terminals and service locations in the following 27 cities:

City
Albuquerque, NM*	Kansas City, MO
Atlanta, GA	Lakeland, FL
Baltimore, MD***	Las Vegas, NV
Baton Rouge, LA*	Little Rock, AR*
Charlotte, NC	Miami, FL
Chicago, IL*	Montgomery, AL
Columbus, OH**	Nashville, TN
Dallas/Ft. Worth, TX	Raleigh, NC
Des Moines, IA***	Richmond, VA
Detroit, MI*	Rochester, NY
Houston, TX	San Antonio, TX
Jacksonville, FL	St. Louis, MO*
Jacksonville, TX	Tulsa, OK***
Jeffersonville, OH

* Denotes an independent agent station.
** Denotes a location in which Expedited LTL is an agent for Pool Distribution.
*** Denotes a location with combined Expedited LTL and Pool Distribution operations.

Transportation
Pool Distribution provides transportation services through a mix of Company-employed drivers, owner-operators and third party carriers. The mix of sources utilized to provide Pool transportation services is dependent on the individual markets and related customer routes. During 2017, approximately 37.0% of Pool's direct transportation expenses were provided by Company-employed drivers, 34.4% by owner-operators and 28.6% was provided by third party carriers.
Customers

Pool Distribution’s customer base is primarily composed of national and regional retailers and distributors. Pool’s three largest customers accounted for approximately 41% of Pool Distribution’s 2017 operating revenue, but revenues from these three customers do not exceed 10% of our consolidated revenue. No other customers accounted for more than 10% of Pool’s operating revenue.

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

Employees and Equipment

As of December 31, 2017, we had 3,857 full-time employees, 1,339 of whom were freight handlers. Also, as of that date, we had an additional 1,041 part-time employees, of whom the majority were freight handlers. None of our employees are covered by a collective bargaining agreement. We recognize that our workforce, including our freight handlers, is one of our most valuable assets. The recruitment, training and retention of qualified employees are essential to support our continued growth and to meet the service requirements of our customers.

We manage a trailer pool that is utilized by all of our reportable segments to move freight through our networks. Our trailer pool includes dry van, refrigerated and roller-bed trailers, and substantially all of our trailers are 53 feet long. We own the majority of the trailers we use, but we supplement at times with leased trailers. At December 31, 2017, we had 5,680 owned trailers in our fleet with an average age of approximately 5.4 years. In addition, at December 31, 2017, we also had 784 leased trailers in our fleet. At December 31, 2017, we had 581 owned tractors and straight trucks in our fleet, with an average age of approximately 6.4 years. In addition, at December 31, 2017, we also had 383 leased tractors and straight trucks in our fleet.

Risk Management and Litigation

Under U.S. Department of Transportation (“DOT”) regulations, we are liable for property damage and personal injuries caused by owner-operators and Company-employed drivers while they are operating on our behalf. Additionally, from time to time, the drivers employed and engaged by the third-party transportation carriers we contract with are involved in accidents, which may result in serious personal injuries. The resulting types and/or amounts of damages may be excluded by or exceed the amount of insurance coverage maintained by the contracted carrier. Although these drivers are not our employees and all of these drivers are employees, owner-operators, or independent contractors working for carriers, from time to time, claims may be asserted against us for their actions, or for our actions in retaining them. We currently maintain liability insurance coverage that we believe is adequate to cover third-party claims. We have a self-insured retention of $1.0 million per occurrence for vehicle and general liability claims. We may also be subject to claims for workers’ compensation. We maintain workers’ compensation insurance coverage that we believe is adequate to cover such claims. We have a self-insured retention of approximately $0.4 million for each such claim, except in Ohio, where we are a qualified self-insured entity with an approximately $0.5 million self-insured retention. We could incur claims in excess of our policy limits or incur claims not covered by our insurance.

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

Regulation

We are regulated by various United States and state agencies, including but not limited to the DOT. These regulatory authorities have broad powers, generally governing matters such as authority to engage in motor carrier operations, as well as motor carrier registration, driver hours of service, safety and fitness of transportation equipment and drivers, transportation of hazardous materials, certain mergers and acquisitions and periodic financial reporting. The trucking industry is also subject to regulatory and legislative changes from a variety of other governmental authorities, which address matters such as: increasingly stringent environmental, occupational safety and health regulations, limits on vehicle weight and size, ergonomics, port security, and hours of service. In addition, we are subject to compliance with cargo-security and transportation regulations issued by the Transportation Security Administration and Customs and Border Protection (“CBP”) within the U.S. Department of Homeland Security, and our domestic customs brokerage operations are licensed by CBP. Additionally, our Canada business activities are subject to similar requirements imposed by the laws and regulations of Canada, as well as its provincial laws and regulations. Regulatory requirements, and changes in regulatory requirements, may affect our business or the economics of the industry by requiring changes in operating practices or by influencing the demand for and increasing the costs of providing transportation services.

Service Marks

Through one of our subsidiaries, we hold federal trademark registrations or applications for federal trademark registration, associated with the following service marks: Forward Air, Inc.®, North America’s Most Complete Roadfeeder Network®, Keeping Your Business Moving Forward®, Forward Air®, Forward Air Solutions ®, Forward Air Complete®, PROUD®, Total Quality, Inc.®, TQI, Inc.®, TQI®, Central States Trucking Co.® and CSTSM. These marks are of significant value to our business.

Available Information

We file reports with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and other reports from time to time. We are an electronic filer and the SEC maintains an Internet site at www.sec.gov that contains these reports and other information filed electronically. We make available free of charge through our website our reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Our website address is www.forwardaircorp.com. Our goal is to maintain our website as a portal through which investors can easily find or navigate to pertinent information about us. The information provided on the website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

Item 1A.	Risk Factors

We routinely encounter and address risks in conducting our business. Some of these risks may cause our future results to be different - sometimes materially different - than we presently anticipate. Below are material risks we have identified that could adversely affect our business. How we react to material future developments, as well as how our competitors and customers react to those developments, could also affect our future results.

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

We are sensitive to changes in overall economic conditions that impact customer shipping volumes, industry freight demand and industry truck capacity. The transportation industry historically has experienced cyclical fluctuations in financial results due to economic recession, downturns in business cycles of our customers, interest rate fluctuations, inflation and other economic factors beyond our control. Deterioration in the economic environment subjects our business to various risks, including the following, that may have a material and adverse impact on our operating results and cause us not to maintain profitability or achieve growth:

•
A reduction in overall freight volumes reduces our revenues and opportunities for growth. In addition, a decline in the volume of freight shipped due to a downturn in customers’ business cycles or other factors (including our ability to assess dimensional-based weight increases) generally results in decreases in freight pricing and decreases in average revenue per pound of freight, as carriers compete for loads to maintain truck productivity.

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

We depend on owner-operators for most of our transportation needs. In 2017, owner-operators provided 57.3% of our purchased transportation. Competition for owner-operators is intense, and sometimes there are shortages of available owner-operators. In addition, a decline in the availability of trucks, tractors and trailers for owner-operator purchase or use may negatively affect our ability to hire, attract or retain available owner-operators. We also need a large number of freight handlers to operate our business efficiently. During periods of low unemployment in the areas where our terminals are located, we may have difficulty hiring and retaining a sufficient number of freight handlers. If we have difficulty attracting and retaining enough qualified freight handlers and owner-operators, we may be forced to increase wages and benefits or to increase the cost at which we contract with our owner-operators, either of which would increase our operating costs. This difficulty may also impede our ability to maintain our delivery schedules, which could make our service less competitive and force us to curtail our planned growth. A capacity deficit may lead to a loss of customers and a decline in the volume of freight we receive from customers.

To augment our fleet of owner-operators, from time to time we purchase transportation from third-party carriers at a higher cost. As with owner-operators, competition for third-party carriers is intense, and sometimes there are shortages of available third-party carriers. If we cannot secure a sufficient number of owner-operators and have to purchase transportation from third-party carriers, our operating costs will increase. If our labor and operating costs increase, we may be unable to offset the increased costs by increasing rates without adversely affecting our business. As a result, our profitability and results of operations could be adversely affected.

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

Our information technology systems can also play an integral role in managing our internal freight and transportation information and creating additional revenue opportunities including assessing available backhaul capacity. A failure to capture and utilize our internal freight and transportation information may impair our ability to service our existing customers or grow revenue.

Our information technology systems are subject to risks, many of which are outside of our control.

Our information technology systems are dependent upon global communications providers, web browsers, telephone systems and other aspects of the Internet infrastructure that have experienced significant system failures and electrical outages in the past. While we take measures to ensure our major systems have redundant capabilities, our systems are susceptible to outages from fire, floods, power loss, telecommunications failures, data leakage, human error, break-ins, cyber-attacks and similar events. Despite our implementation of network security measures, our servers are vulnerable to computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems. The occurrence of any of these events could disrupt or damage our information technology systems and hamper our internal operations, impede our customers’ access to our information technology systems and adversely impact our customer service, volumes, and revenues and result in increased cost. Furthermore, a material network breach in the security of our information technology systems could result in the theft of our intellectual property or trade secrets, personal information of our employees and confidential information of our customers. To the extent that any disruptions or security breach results in a loss or damage to our data, or in inappropriate disclosure of confidential information, it could cause significant damage to our reputation, affect our relationships with our customers, reduce the demand for our services, lead to claims against us and ultimately harm our business. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

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

For the calendar year ended December 31, 2017, our top 10 customers, based on revenue, accounted for approximately 26% of our revenue. Our Expedited LTL, TLS and Intermodal segments typically do not have long-term contracts with their customers. While our Pool segment business may involve a long-term written contract, those contracts may contain cancellation clauses, and there is no assurance that our current customers will continue to utilize our services or continue at the same levels. A reduction in or termination of our services by one or more of our major customers could have a material adverse effect on our business and operating results.

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

We have $111.2 million of recorded net definite-lived intangible assets on our consolidated balance sheet at December 31, 2017.  Our definite-lived intangible assets primarily represent the value of customer relationships and non-compete agreements that were recorded in conjunction with our various acquisitions.  We review our long-lived assets, such as our definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Impairment is recognized on these assets when the estimated fair value is less than the carrying value.  If such measurement indicates an impairment, we would be required to record a non-cash impairment charge to our consolidated statement of comprehensive income in the amount that the carrying value of these assets exceed the estimated fair value of the assets.

We also have recorded goodwill of $191.7 million on our consolidated balance sheet at December 31, 2017. Goodwill is assessed for impairment annually (or more frequently if circumstances indicate possible impairment) for each of our reporting units. This assessment includes comparing the fair value of each reporting unit to the carrying value of the assets assigned to each reporting unit. If the carrying value of the reporting unit was to exceed our estimated fair value of the reporting unit, we would then be required to estimate the fair value of the individual assets and liabilities within the reporting unit to ascertain the amount of fair value of goodwill and any potential impairment. If we determine that our fair value of goodwill is less than the related book value, we could be required to record a non-cash impairment charge to our consolidated statement of comprehensive income, which could have a material adverse effect on our earnings.

We are dependent on our senior management team and other key employees, and the loss of any such personnel could materially and adversely affect our business, operating results and financial condition.

Our future performance depends, in significant part, upon the continued service of our senior management team and other key employees. We cannot be certain that we can retain these employees. The loss of the services of one or more of these or other key personnel could have a material adverse effect on our business, operating results and financial condition if we are unable to secure replacement personnel internally or through our recruitment programs and initiatives that have sufficient experience in our industry or in the management of our business. If we fail to develop and retain a core group of senior management and other key employees and address issues of succession planning, it could hinder our ability to execute on our business strategies and maintain our level of service.

Claims for property damage, personal injuries or workers’ compensation and related expenses could significantly reduce our earnings.

Under DOT regulations, we are liable for property damage and personal injuries caused by owner-operators and Company-employed drivers while they are operating on our behalf. Additionally, from time to time, the drivers employed and engaged by the third-party transportation carriers we contract with are involved in accidents, which may result in serious personal injuries. The resulting types and/or amounts of damages may be excluded by or exceed the amount of insurance coverage maintained by the contracted carrier. Although these drivers are not our employees and all of these drivers are employees, owner-operators, or independent contractors working for carriers, from time to time, claims may be asserted against us for their actions, or for our actions in retaining them. We currently maintain liability insurance coverage that we believe is adequate to cover third-party claims. We have a self-insured retention of $1.0 million per occurrence for vehicle and general liability claims. We may also be subject to claims for workers’ compensation. We maintain workers’ compensation insurance coverage that we believe is adequate to cover such claims. We have a self-insured retention of approximately $0.4 million for each such claim, except in Ohio, where we are a qualified self-insured entity with an approximately $0.5 million self-insured retention. We could incur claims in excess of our policy limits or incur claims not covered by our insurance. Any claims beyond the limits or scope of our insurance coverage may have a material adverse effect on us. Because we do not carry “stop loss” insurance, a significant increase in the number of claims that we must cover under our self-insurance retainage could adversely affect our profitability. In addition, we may be unable to maintain insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against losses.

We face risks related to self-insurance and third-party insurance that can be volatile to our earnings.

We self-insure a significant portion of our claims exposure and related expenses for cargo loss, employee medical expense, bodily injury, workers’ compensation and property damage, and maintain insurance with insurance companies above our limits of self-insurance. Self-insurance retention and other limitations are detailed in Part II, Item 7, under “Self-Insurance Loss Reserves.” Our large self-insured retention limits can make our insurance and claims expense higher or more volatile. Additionally, if our third-party insurance carriers or underwriters leave the trucking sector, as was the case during 2017, or if they decline to renew us as an insured, it could materially increase our insurance costs or collateral requirements, or create difficulties in finding insurance in excess of our self-insured retention limits.  Additionally, we could find it necessary to raise our self-insured retention, pay higher premiums or decrease our aggregate coverage limits when our policies are renewed or replaced, any of which will negatively impact our earnings.

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

Certain weather-related conditions such as ice and snow can disrupt our operations. Our operating expenses have historically been higher in the winter months because of cold temperatures and other adverse winter weather conditions (such as explosive cyclogenesis events) which result in decreased fuel efficiency, increased cold weather-related maintenance costs of revenue equipment and increased insurance and claims costs. Harsh weather could also reduce our ability to transport freight, which could result in decreased revenues. Disasters, whether natural or man-made can also adversely affect our performance by reducing demand and reducing our ability to transport freight, which could result in decreased revenue and increased operating expenses.

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

The Federal Motor Carrier Safety Administration (“FMCSA”) has implemented a requirement that electronic driver logs be monitored by Electronic Log Devices (“ELDs”) for most interstate commercial motor vehicle drivers by no later than December 18, 2017. The cost associated with the ELD mandate, together with other regulations, could result in a reduction in the pool of owner-operators and other third-party carriers available to us to service our customers’ demands, which could increase driver turnover, decrease asset utilization, limit growth and adversely impact our results of operations. Further, heightened security concerns may continue to result in increased regulations, including the implementation of various security measures, checkpoints or travel restrictions on trucks.
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

The FMCSA’s Compliance, Safety, Accountability initiative (“CSA”) is an enforcement and compliance program designed to monitor and improve commercial motor vehicle safety by measuring the safety record of both the motor carrier and the driver. These measurements are scored and used by the FMCSA to identify potential safety risks and to direct enforcement action. CSA scores are dependent upon safety and compliance experience, which could change at any time. In addition, the safety standards prescribed in CSA could change and our ability as well as our independent contractors’ ability to maintain an acceptable score could be adversely impacted. Public disclosure of certain CSA scores was restricted through the enactment of the Fixing America’s Surface Transportation Act of 2015 (the “FAST Act”) on December 4, 2015; however, the FAST Act does not restrict public disclosure of all data collected by the FMCSA. If we receive unacceptable CSA scores, and this data is made available to the public, our relationships with our customers could be damaged, which could result in a loss of business.

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

We lease and maintain 130 additional terminals, office spaces and other properties located in major cities throughout the United States and Canada. Lease terms for these terminals are typically for three to seven years. As a result of the Towne acquisition, we currently have 2 idle facilities that we are still leasing. Our plan is to buyout or sublease these remaining facilities. In addition, we have operations in 30 cities operated by independent agents who handle freight for us on a commission basis.

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

2017	High	Low	Dividends
First Quarter	$51.51	$45.86	$0.15
Second Quarter	56.52	46.35	0.15
Third Quarter	57.68	49.98	0.15
Fourth Quarter	59.98	49.88	0.15

2016	High	Low	Dividends
First Quarter	$49.01	$36.00	$0.12
Second Quarter	48.69	41.48	0.12
Third Quarter	47.78	41.70	0.12
Fourth Quarter	50.72	40.07	0.15

There were approximately 606 shareholders of record of our Common Stock as of January 18, 2018.

Subsequent to December 31, 2017, our Board of Directors declared a cash dividend of $0.15 per share that will be paid in the first quarter of 2018. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

There are no material restrictions on our ability to declare dividends.

None of our securities were sold during fiscal year 2017 without registration under the Securities Act.

Stock Performance Graph

The following graph compares the percentage change in the cumulative shareholder return on our Common Stock with The Nasdaq Trucking and Transportation Stocks Index and The Nasdaq Global Select Stock Market™ Index commencing on the last trading day of December 2012 and ending on the last trading day of December 2017. The graph assumes a base investment of $100 made on December 31, 2012 and the respective returns assume reinvestment of all dividends. The comparisons in this graph are required by the SEC and, therefore, are not intended to forecast or necessarily be indicative of any future return on our Common Stock.

The performance graph and related information shall not be deemed “soliciting material” or be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

	2012	2013	2014	2015	2016	2017
Forward Air Corporation	$100	$125	$144	$123	$135	$164
Nasdaq Trucking and Transportation Stocks Index	100	125	173	146	178	222
Nasdaq Global Select Stock Market Index	100	138	157	166	179	230

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (1)
October 1-31, 2017	—	$—	—	—
November 1-30, 2017	—	—	—	—
December 1-31, 2017	121,186	58	121,186	1,818,665
Total	121,186	$58	121,186	1,818,665

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

	Year ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2017	2016	2015	2014	2013
	(In thousands, except per share data)
Income Statement Data:
Operating revenue	$1,100,816	$982,530	$959,125	$780,959	$652,481
Income from operations	108,672	59,979	81,772	96,406	84,355
Operating margin (1)	9.9%	6.1%	8.5%	12.3%	12.9%

Net income	87,321	27,670	55,575	61,169	54,467
Net income per share:
Basic	$2.90	$0.91	$1.80	$1.99	$1.81
Diluted	$2.89	$0.90	$1.78	$1.96	$1.77

Cash dividends declared per common share	$0.60	$0.51	$0.48	$0.48	$0.40

Balance Sheet Data (at end of period):
Total assets	$687,716	$641,291	$699,932	$539,309	$506,269
Long-term obligations, net of current portion	40,588	725	28,856	1,275	3
Shareholders' equity	533,489	499,069	510,055	463,563	435,865

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
Acquisitions of CST and Related Companies

As part of our strategy to expand our Intermodal operations, in January 2016, we acquired certain assets of Ace for $1.7 million and in August 2016, we acquired certain assets of Triumph for $10.1 million and an earnout of $1.3 million paid in September 2017. In May 2017, we acquired certain assets of Atlantic for $22.5 million and a potential earnout of $1.0 million and in October 2017, we acquired certain assets of KCL for $0.7 million and a potential earnout of $0.1 million. These acquisitions provide an opportunity for our Intermodal segment to expand into additional geographic markets or add volumes to our existing locations. The assets, liabilities, and operating results of these acquisitions have been included in the Company's consolidated financial statements from the date of acquisition and have been assigned to the Intermodal reportable segment.

Goodwill

In 2013, we acquired TQI Holdings, Inc. for total consideration of $65.4 million and established the Total Quality, Inc. reporting unit ("TQI"). In conjunction with our policy to annually test goodwill for impairment as of June 30, 2016, we determined there were indicators of potential impairment of the goodwill and other long lived assets assigned to the acquisition of TQI Holdings, Inc. This determination was based on TQI's financial performance falling notably short of previous projections. As a result, we reduced TQI's projected cash flows and consequently the estimate of TQI's fair value no longer exceeded its respective carrying value.  Based on the results of the impairment test, during the second quarter of 2016, we recorded impairment charges for goodwill, intangibles and other assets of $42.4 million related to the TQI reporting unit, which is part of the TLS reportable segment.

Results from Operations
The following table sets forth our consolidated historical financial data for the year ended December 31, 2017 and 2016 (in millions):

	Year ended December 31,
	2017	2016	Change	Percent Change
Operating revenue:
Expedited LTL	$619.8	$570.8	$49.0	8.6%
Truckload Premium Services	179.3	164.3	15.0	9.1
Pool Distribution	164.2	148.6	15.6	10.5
Intermodal	148.9	103.7	45.2	43.6
Eliminations and other operations	(11.4)	(4.9)	(6.5)	132.7
Operating revenue	1,100.8	982.5	118.3	12.0
Operating expenses:
Purchased transportation	478.2	413.4	64.8	15.7
Salaries, wages, and employee benefits	264.7	242.0	22.7	9.4
Operating leases	63.8	60.5	3.3	5.5
Depreciation and amortization	41.1	38.2	2.9	7.6
Insurance and claims	29.6	25.4	4.2	16.5
Fuel expense	16.5	13.2	3.3	25.0
Other operating expenses	98.3	87.4	10.9	12.5
Impairment of goodwill, intangibles and other assets	—	42.4	(42.4)	(100.0)
Total operating expenses	992.2	922.5	69.7	7.6
Income (loss) from operations:
Expedited LTL	88.1	83.5	4.6	5.5
Truckload Premium Services	3.2	(35.4)	38.6	NM
Pool Distribution	6.4	3.6	2.8	77.8
Intermodal	12.7	11.0	1.7	15.5
Other operations	(1.8)	(2.7)	0.9	(33.3)
Income from operations	108.6	60.0	48.6	81.0
Other expense:
Interest expense	(1.2)	(1.6)	0.4	(25.0)
Other, net	—	—	—	—
Total other expense	(1.2)	(1.6)	0.4	(25.0)
Income before income taxes	107.4	58.4	49.0	83.9
Income taxes	20.1	30.7	(10.6)	(34.5)
Net income	$87.3	$27.7	$59.6	215.2%

During the year ended December 31, 2017, we experienced a 12.0% increase in our consolidated revenues compared to the year ended December 31, 2016. Operating income increased $48.6 million, or 81.0%, from 2016 to $108.6 million for the year ended December 31, 2017.

Segment Operations

Expedited LTL's revenue increased $49.0 million, or 8.6%, while operating income increased $4.6 million, or 5.5% for the year ended December 31, 2017, compared to the same period in 2016. The increase in revenue was due to increased tonnage, increased local pickup and delivery ("Complete") attachment and higher fuel surcharges. The deterioration in income from operations as a percentage of revenue was due to an increased utilization of third party transportation providers partly offset by increased Complete, fuel surcharge and linehaul revenues. The fuel surcharge increase was also due to increased fuel prices.

TLS revenue increased $15.0 million, or 9.1%, and operating income increased $38.6 million for the year ended December 31, 2017, compared to the same period in 2016. The increase in revenue was due to an increase in overall miles from new business wins. The increase of TLS operating income was largely the result of 2016 including $42.4 million in impairment charges related to the TQI reporting unit. Excluding the impairment charges, the deterioration in results from operations was due to increased utilization of third party transportation providers, which led to the increase in cost per mile outpacing the increase in revenue per mile.

Pool Distribution revenue increased $15.6 million, or 10.5%, while operating income increased $2.8 million, or 77.8%, for the year ended December 31, 2017, compared to the same period in 2016.  The revenue increase was due to increased volumes from previously existing customers, new business and rate increases. The improvement in income from operations was primarily the result of higher revenue volumes, current year rate increases, purchased transportation efficiencies and lower facility costs.

Intermodal revenue increased $45.2 million, or 43.6%, and operating income increased $1.7 million, or 15.5%, for the year ended December 31, 2017, compared to the same period in 2016. The increase in revenue and operating income in total dollars was primarily attributable to the Atlantic, Ace and Triumph acquisitions. The decrease in income from operations as a percentage of revenue was attributable to increased amortization associated with Intermodal's acquisitions, lower margins on acquired business and acquisition-related legal and professional fees.

Fuel Surcharge

Our net fuel surcharge revenue is the result of our fuel surcharge rates, which are set weekly using the national average for diesel price per gallon, and volume transiting our network.  During the year ended December 31, 2017, total net fuel surcharge revenue increased 44.3% as compared to the same period in 2016, mostly due to increased fuel prices and increased volumes in the Expedited LTL, Intermodal and Pool segments.

Interest Expense

Interest expense was $1.2 million for the year ended December 31, 2017 compared to $1.6 million for the same period of 2016. The decrease in interest expense was attributable to principal payments made on the term loan used to finance the Towne acquisition in March 2015 partly offset by borrowings on our revolving credit facility.

Income Taxes

The combined federal and state effective tax rate for the year ended December 31, 2017 was 18.7% compared to a rate of 52.6% for the same period in 2016. The lower effective tax rate for 2017 is the result of the enactment of the Tax Cuts and Jobs Act, which lowered the value of our net deferred tax liabilities. Also, the 2016 effective tax rate reflected the impairment of goodwill in the second quarter of 2016 that is non-deductible for tax purposes.

Net Income

As a result of the foregoing factors, net income increased by $59.6 million, or 215.2%, to $87.3 million for the year ended December 31, 2017 compared to $27.7 million for the same period in 2016.

Expedited LTL - Year Ended December 31, 2017 compared to Year Ended December 31, 2016

The following table sets forth our historical financial data of the Expedited LTL segment for the year ended December 31, 2017 and 2016 (in millions):

Expedited LTL Segment Information
(In millions)
(Unaudited)

	Year ended
	December 31,	Percent of	December 31,	Percent of		Percent
	2017	Revenue	2016	Revenue	Change	Change
Operating revenue	$619.8	100.0%	$570.8	100.0%	$49.0	8.6%

Operating expenses:
Purchased transportation	254.9	41.1	225.1	39.5	29.8	13.2
Salaries, wages and employee benefits	145.9	23.5	139.0	24.4	6.9	5.0
Operating leases	36.7	5.9	34.4	6.0	2.3	6.7
Depreciation and amortization	22.1	3.6	21.9	3.8	0.2	0.9
Insurance and claims	15.4	2.5	13.2	2.3	2.2	16.7
Fuel expense	3.8	0.6	3.3	0.6	0.5	15.2
Other operating expenses	52.9	8.6	50.4	8.8	2.5	5.0
Total operating expenses	531.7	85.8	487.3	85.4	44.4	9.1
Income from operations	$88.1	14.2%	$83.5	14.6%	$4.6	5.5%

Expedited LTL Operating Statistics

	Year ended
	December 31,	December 31,	Percent
	2017	2016	Change

Operating ratio	85.8%	85.4%	0.5%

Business days	254.0	255.0	(0.4)
Business weeks	50.8	51.0	(0.4)

Expedited LTL:
Tonnage
Total pounds ¹	2,513,055	2,370,788	6.0
Average weekly pounds ¹	49,470	46,486	6.4

Linehaul shipments
Total linehaul	4,036,385	3,757,275	7.4
Average weekly	79,456	73,672	7.9

Forward Air Complete shipments	943,396	782,425	20.6
As a percentage of linehaul shipments	23.4%	20.8%	12.5

Average linehaul shipment size	623	631	(1.3)

Revenue per pound [2]
Linehaul yield	$17.12	$17.64	(2.3)
Fuel surcharge impact	1.20	0.95	1.1
Forward Air Complete impact	3.82	3.33	2.2
Total Expedited LTL yield	$22.14	$21.92	1.0%

¹ - In thousands
[2] - In dollars per hundred pound; percentage change is expressed as a percent of total yield.

Revenues
Expedited LTL operating revenue increased $49.0 million, or 8.6%, to $619.8 million for the year ended December 31, 2017 from $570.8 million for the same period of 2016. The increase in revenue is mostly the result of increases to Complete activity and fuel surcharge revenues. Linehaul revenue, which is the largest portion of Expedited LTL, increased $12.1 million, or 2.9%, due to the increase in tonnage partly offset by the decrease in linehaul yield noted in the preceding table. The increase in tonnage is due to a growing percentage of total volume from shipments with higher density attributes and a slightly lower length of haul than our traditional shipments, driving the decrease in average base revenue per pound.

The $49.0 million revenue increase is primarily the result of a $16.9 million, or 21.4%, increase in Complete revenue.  The increase in Complete revenue was attributable to an increase in shipping volumes in our Expedited LTL network and a 12.5% increase in the attachment rate of Complete to linehaul shipments. Additionally, compared to the same period in 2016, net fuel surcharge revenue increased $7.6 million largely due to the increase in fuel prices and volume increases. Other terminal based revenues, which includes dedicated local pickup and delivery services, warehousing and terminal handling, increased $12.4 million, or 24.4%, to $63.4 million in 2017 from $51.0 million in the same period of 2016. The increase in other terminal revenue was mainly attributable to increases in dedicated local pickup and delivery.

Purchased Transportation
Expedited LTL’s purchased transportation increased by $29.8 million, or 13.2%, to $254.9 million for the year ended December 31, 2017 from $225.1 million for the year ended December 31, 2016. As a percentage of segment operating revenue, Expedited LTL purchased transportation was 41.1% during the year ended December 31, 2017 compared to 39.5% for the same period of 2016. The increase is mostly due to a 6.3% increase in Expedited LTL cost per mile. The higher cost per mile is due to increased utilization of third party transportation providers, which are more costly than owner-operators. The increase as a percentage of revenue is also due to increased Complete attachment on higher linehaul volumes. Complete purchased transportation has a higher percentage of revenue than linehaul.

Salaries, Wages, and Benefits

Salaries, wages and employee benefits of Expedited LTL increased by $6.9 million, or 5.0%, to $145.9 million for the year ended December 31, 2017 from $139.0 million in the same period of 2016. Salaries, wages and employee benefits were 23.5% of Expedited LTL’s operating revenue for the year ended December 31, 2017 compared to 24.4% for the same period of 2016. The decrease in salaries, wages and employee benefits as a percentage of revenue was primarily attributable to a a 0.7% decrease in direct Expedited LTL terminal and management salaries as a percentage of revenue and a 0.2% decrease in health insurance costs as a percentage of revenue. The decrease in direct pay as a percentage of revenue is the impact of additional revenue on fixed salaries and improved operating efficiencies.

Operating Leases
Operating leases increased $2.3 million, or 6.7%, to $36.7 million for the year ended December 31, 2017 from $34.4 million for the year ended December 31, 2016.  Operating leases were 5.9% of Expedited LTL’s operating revenue for the year ended December 31, 2017 compared with 6.0% for the year ended December 31, 2016.  The increase in cost is due to $1.2 million of additional facility lease expenses and a $1.1 million increase in truck, trailer and equipment rentals and leases. Facility leases increased due to the expansion of certain facilities. Vehicle leases increased due to the replacement of older owned power equipment with leased power equipment.
Depreciation and Amortization
Expedited LTL depreciation and amortization increased $0.2 million, or 0.9%, to $22.1 million for the year ended December 31, 2017 from $21.9 million for the year ended December 31, 2016.  Depreciation and amortization expense as a percentage of Expedited LTL operating revenue was 3.6% in the year ended December 31, 2017 compared to 3.8% for the year ended December 31, 2016.   The decrease as a percentage of revenue was due to the increase in equipment leasing mentioned above instead of purchased equipment.
Insurance and Claims
Expedited LTL insurance and claims expense increased $2.2 million, or 16.7%, to $15.4 million for the year ended December 31, 2017 from $13.2 million for the year ended December 31, 2016.  Insurance and claims as a percentage of Expedited LTL’s operating revenue was 2.5% for the year ended December 31, 2017 compared to 2.3% for the year ended December 31, 2016. The increase in dollars was partly attributable to a $0.7 million increase in insurance premiums associated with our insurance plan renewals and a $2.0 million increase in vehicle accident claim reserves. These increases were partly offset by decreases in vehicle damage and cargo claims.
Fuel Expense
Expedited LTL fuel expense increased $0.5 million, or 15.2%, to $3.8 million for the year ended December 31, 2017 from $3.3 million in the year ended December 31, 2016.  Fuel expense was 0.6% of Expedited LTL’s operating revenue for the years ended December 31, 2017 and 2016. LTL fuel expenses increased due to higher year-over-year fuel prices.
Other Operating Expenses
Expedited LTL other operating expenses increased $2.5 million, or 5.0%, to $52.9 million for the year ended December 31, 2017 from $50.4 million for the year ended December 31, 2016.  Expedited LTL other operating expenses were 8.6% of operating revenue for the year ended December 31, 2017 compared to 8.8% for the year ended December 31, 2016.  Other operating expenses includes equipment maintenance, terminal and office expenses, professional fees and other costs of transiting our network. The decrease as percentage of revenue was primarily the result of a decrease in legal fees mostly related to indemnification funds received related to the Towne acquisition and lower costs of transiting our network due to the use of third party transportation previously mentioned. The prior period also included a corporate event that did not occur in 2017. These improvements were partly offset by an increase in receivables allowance.
Income from Operations
Expedited LTL income from operations increased by $4.6 million, or 5.5%, to $88.1 million for the year ended December 31, 2017 compared with $83.5 million for the year ended December 31, 2016.   Expedited LTL’s income from operations was 14.2% of operating revenue for the year ended December 31, 2017 compared with 14.6% for the year ended December 31, 2016.  Deterioration in income from operations as a percentage of revenue was due to an increased utilization of third party transportation providers partly offset by higher tonnage driving increased Complete, fuel surcharge and linehaul revenues. The fuel surcharge increase was also due to increased fuel prices.

Truckload Premium Services - Year Ended December 31, 2017 compared to Year Ended December 31, 2016

The following table sets forth our historical financial data for the Truckload Premium Services segment for the year ended December 31, 2017 and 2016 (in millions):

Truckload Premium Services Segment Information
(In millions)
(Unaudited)

	Year ended
	December 31,	Percent of	December 31,	Percent of		Percent
	2017	Revenue	2016	Revenue	Change	Change
Operating revenue	$179.3	100.0%	$164.3	100.0%	$15.0	9.1%

Operating expenses:
Purchased transportation	131.3	73.2	115.4	70.2	15.9	13.8
Salaries, wages and employee benefits	20.4	11.4	19.3	11.7	1.1	5.7
Operating leases	0.9	0.5	0.3	0.2	0.6	200.0
Depreciation and amortization	6.3	3.5	6.5	4.0	(0.2)	(3.1)
Insurance and claims	5.4	3.0	4.8	2.9	0.6	12.5
Fuel expense	3.3	1.8	2.6	1.6	0.7	26.9
Other operating expenses	8.5	4.8	8.4	5.1	0.1	1.2
Impairment of goodwill, intangibles and other assets	—	—	42.4	25.8	(42.4)	(100.0)
Total operating expenses	176.1	98.2	199.7	121.5	(23.6)	(11.8)
Income (loss) from operations	$3.2	1.8%	$(35.4)	(21.5)%	$38.6	(109.0)%

Truckload Premium Services Operating Statistics

	Year ended
	December 31,	December 31,	Percent
	2017	2016	Change

Company driver [1]	7,822	6,740	16.1%
Owner operator [1]	45,123	50,442	(10.5)
Third party [1]	43,653	32,358	34.9
Total Miles	96,598	89,540	7.9

Revenue per mile	$1.80	$1.79	0.6

Cost per mile	$1.43	$1.38	3.6%

¹ - In thousands

Revenues
TLS revenue increased $15.0 million, or 9.1%, to $179.3 million for the year ended December 31, 2017 from $164.3 million in the same period of 2016. The increase in TLS revenue was attributable to new business wins which resulted in a 7.9% increase in miles driven to support revenue.

Purchased Transportation

Purchased transportation costs for our TLS revenue increased $15.9 million, or 13.8%, to $131.3 million for the year ended December 31, 2017 from $115.4 million for the year ended December 31, 2016. For the year ended December 31, 2017, TLS purchased transportation costs represented 73.2% of TLS revenue compared to 70.2% for the same period in 2016. The increase in TLS purchased transportation was attributable to a 7.2% increase in non-Company miles driven and a 4.9% increase in non-Company cost per mile during the year ended December 31, 2017 compared to the same period in 2016. The increase in TLS miles driven was attributable to new business wins previously mentioned. The increase in cost per mile was due to TLS utilizing more costly third party transportation providers to cover miles. The increase in TLS purchased transportation as a percentage of revenue was attributable to TLS revenue per mile not increasing in proportion with the increase in TLS cost per mile.

Salaries, Wages, and Benefits

Salaries, wages and employee benefits of TLS increased by $1.1 million, or 5.7%, to $20.4 million in the year ended December 31, 2017 from $19.3 million in the same period of 2016. Salaries, wages and employee benefits were 11.4% of TLS’s operating revenue in the year ended December 31, 2017 compared to 11.7% for the same period of 2016. The decrease in salaries, wages and employee benefits as a percentage of revenue was mostly attributable to the increase in revenue outpacing the increase in pay to Company drivers and office staff.

Operating Leases

Operating leases increased $0.6 million, or 200.0%, to $0.9 million for the year ended December 31, 2017 from $0.3 million for the same period in 2016. Operating leases were 0.5% of TLS operating revenue for the year ended December 31, 2017 compared to 0.2% for the same period of 2016. The $0.6 million increase in cost is due to additional trailer rentals for the new business wins mentioned above.

Depreciation and Amortization

Depreciation and amortization decreased $0.2 million, or 3.1%, to $6.3 million for the year ended December 31, 2017 from $6.5 million for the year ended December 31, 2016.  Depreciation and amortization expense as a percentage of TLS operating revenue was 3.5% for the year ended December 31, 2017 compared to 4.0% for the same period in 2016. The decrease was due to the impairment of TQI intangible assets in the second quarter of 2016 leading to lower on-going amortization expense. This decrease was partially offset by increased trailer depreciation on trailers purchased during 2017.

Insurance and Claims

TLS insurance and claims increased $0.6 million, or 12.5%, to $5.4 million for the year ended December 31, 2017 from $4.8 million for the year ended December 31, 2016. As a percentage of operating revenue, insurance and claims was 3.0% for the year ended December 31, 2017 compared to 2.9% for the year ended December 31, 2016. The increase was due to higher vehicle accident claim reserves. The increase was also attributable to higher insurance premiums associated with our insurance plan renewals and higher cargo claims partly offset by a benefit from a prior period insurance premium audit.

Fuel Expense

TLS fuel expense increased $0.7 million, or 26.9%, to $3.3 million for the year ended December 31, 2017 from $2.6 million for the year ended December 31, 2016.  Fuel expenses were 1.8% of TLS operating revenue during the year ended December 31, 2017 compared to 1.6% for the year ended December 31, 2016.  The increase as a percentage of revenue was mostly attributable to higher year-over-year fuel prices and the increase in Company driver miles.

Other Operating Expenses

TLS other operating expenses increased $0.1 million, or 1.2%, to $8.5 million for the year ended December 31, 2017 compared to $8.4 million for the year ended December 31, 2016.  TLS other operating expenses were 4.8% of operating revenue for the year ended December 31, 2017 compared to 5.1% for the year ended December 31, 2016. Other operating expenses includes equipment maintenance, terminal and office expenses, professional fees and other costs of transiting shipments. The increase was attributable to a $0.2 million increase in equipment maintenance and a $0.1 million increase in transit costs. These increases were mostly offset by a $0.2 million decrease in losses on destroyed equipment.

Impairment of goodwill, intangibles and other assets
In the second quarter of 2016, we determined there were indicators of potential impairment of goodwill and other long lived assets acquired in the TQI acquisition. Based on our analysis we recorded $42.4 million in total impairment charges related to TQI’s goodwill and other long lived assets. During the year ended December 31, 2017, there were no impairment charges recognized.
Income from Operations
TLS results from operations increased by $38.6 million to $3.2 million in income from operations for the year ended December 31, 2017 compared with a $35.4 million loss from operations for the same period in 2016. Excluding the impairment charges, the deterioration in results from operations was due to increased utilization of third party transportation providers which led to the increase in cost per mile outpacing the increase in revenue per mile.

Pool Distribution - Year Ended December 31, 2017 compared to Year Ended December 31, 2016

The following table sets forth our historical financial data of the Pool Distribution segment for the year ended December 31, 2017 and 2016 (in millions):

Pool Distribution Segment Information
(In millions)
(Unaudited)

	Year ended
	December 31,	Percent of	December 31,	Percent of		Percent
	2017	Revenue	2016	Revenue	Change	Change
Operating revenue	$164.2	100.0%	$148.6	100.0%	$15.6	10.5%

Operating expenses:
Purchased transportation	43.2	26.3	40.0	26.9	3.2	8.0
Salaries, wages and employee benefits	62.7	38.2	56.8	38.2	5.9	10.4
Operating leases	13.3	8.1	12.7	8.6	0.6	4.7
Depreciation and amortization	6.8	4.1	6.0	4.0	0.8	13.3
Insurance and claims	4.7	2.9	4.4	3.0	0.3	6.8
Fuel expense	5.5	3.3	4.8	3.2	0.7	14.6
Other operating expenses	21.6	13.2	20.3	13.7	1.3	6.4
Total operating expenses	157.8	96.1	145.0	97.6	12.8	8.8
Income from operations	$6.4	3.9%	$3.6	2.4%	$2.8	77.8%

Revenues
Pool operating revenue increased $15.6 million, or 10.5%, to $164.2 million for the year ended December 31, 2017 from $148.6 million for the year ended December 31, 2016.  The revenue increase was due to increased volumes from previously existing customers, new business and rate increases.

Purchased Transportation

Pool purchased transportation increased $3.2 million, or 8.0%, to $43.2 million for the year ended December 31, 2017 from $40.0 million for the year ended December 31, 2016.  Pool purchased transportation as a percentage of revenue was 26.3% for the year ended December 31, 2017 compared to 26.9% for the same period in 2016.  The improvement in Pool purchased transportation as a percentage of revenue was attributable to an increased utilization of owner-operators over more costly third party carriers and revenue increases associated with rate increases.

Salaries, Wages, and Benefits
Salaries, wages and employee benefits of Pool increased by $5.9 million, or 10.4%, to $62.7 million for the year ended December 31, 2017 from $56.8 million for the year ended December 31, 2016.  As a percentage of Pool operating revenue, salaries, wages and benefits were 38.2% for the years ended December 31, 2017 and 2016.  As a percentage of revenue, increases in dock pay and employee incentive were offset by decreases in Company driver pay. Dock pay increased as a percentage of revenue as increasing revenue volumes required the use of more costly contract labor.

Operating Leases

Operating leases increased $0.6 million, or 4.7%, to $13.3 million for the year ended December 31, 2017 from $12.7 million for the year ended December 31, 2016.  Operating leases were 8.1% of Pool operating revenue for the year ended December 31, 2017 compared with 8.6% for the year ended December 31, 2016.  Operating leases increased in total dollars due to additional truck and trailer leases and rentals used to provide capacity for additional business wins throughout the network, partially offset by reduced facility rent driven by higher rent in 2016 attributable to the transition and relocation of certain terminals. The decrease as a percentage of revenue is attributable to increased revenue.

Depreciation and Amortization

Depreciation and amortization increased $0.8 million, or 13.3%, to $6.8 million for the year ended December 31, 2017 compared to $6.0 million for the same period in 2016.  Depreciation and amortization expense as a percentage of Pool operating revenue was 4.1% for the year ended December 31, 2017 compared to 4.0% for the year ended December 31, 2016.  The increase in Pool depreciation and amortization in total dollars was due to the allocation of trailer depreciation, which reflects Pool's increased utilization of our trailer fleet. This increase was partly offset by a decrease in tractor depreciation due to the increased use of rentals and leases mentioned above.

Insurance and Claims

Pool insurance and claims increased $0.3 million, or 6.8%, to $4.7 million for the year ended December 31, 2017 from $4.4 million for the year ended December 31, 2016. As a percentage of operating revenue, insurance and claims was 2.9% for the year ended December 31, 2017 compared to 3.0% for the year ended December 31, 2016. The decrease as a percentage of revenue was due to a decrease in cargo claims, partly offset by increases in vehicle accident claim reserves.

Fuel Expense

Pool fuel expense increased $0.7 million, or 14.6%, to $5.5 million for the year ended December 31, 2017 from $4.8 million for the year ended December 31, 2016.  Fuel expenses were 3.3% of Pool operating revenue during the year ended December 31, 2017 compared to 3.2% for the year ended December 31, 2016.  Pool fuel expenses increased in total dollars due to higher year-over-year fuel prices and higher revenue volumes.

Other Operating Expenses

Pool other operating expenses increased $1.3 million, or 6.4%, to $21.6 million for the year ended December 31, 2017 compared to $20.3 million for the year ended December 31, 2016.  Pool other operating expenses were 13.2% of operating revenue for the year ended December 31, 2017 compared to 13.7% for the year ended December 31, 2016. Other operating expenses includes equipment maintenance, terminal and office expenses, professional fees and other over-the-road costs.  As a percentage of revenue the decrease was attributable to a 0.3% decrease in dock and facility related costs, a 0.2% decrease in legal and professional fees and 0.2% decrease due to improved agent station margins. These improvements were partly offset by losses incurred on the sale of old equipment. The dock and facility related cost improvements were mainly attributable to 2016 including the start up of new business, while similar costs were not incurred in 2017. The decrease in legal fees is primarily related to costs associated with a 2016 Department of Transportation safety audit that were not incurred in 2017.

Income from Operations

Pool income from operations increased by $2.8 million, or 77.8% to $6.4 million for the year ended December 31, 2017 from $3.6 million for the year ended December 31, 2016.  Pool income from operations was 3.9% of operating revenue for the year ended December 31, 2017 compared with 2.4% of operating revenue for the year ended December 31, 2016.  The improvement in Pool income from operations was primarily the result of higher revenue volumes, current year rate increases, purchased transportation efficiencies and lower facility costs.

Intermodal - Year Ended December 31, 2017 compared to Year Ended December 31, 2016

The following table sets forth our historical financial data of the Intermodal segment for the year ended December 31, 2017 and 2016 (in millions):

Intermodal Segment Information
(In millions)
(Unaudited)

	Year ended
	December 31,	Percent of	December 31,	Percent of		Percent
	2017	Revenue	2016	Revenue	Change	Change
Operating revenue	$148.9	100.0%	$103.7	100.0%	$45.2	43.6%

Operating expenses:
Purchased transportation	58.6	39.4	36.2	34.9	22.4	61.9
Salaries, wages and employee benefits	33.5	22.5	25.2	24.3	8.3	32.9
Operating leases	13.5	9.1	12.0	11.6	1.5	12.5
Depreciation and amortization	5.8	3.9	3.9	3.8	1.9	48.7
Insurance and claims	4.2	2.8	3.0	2.9	1.2	40.0
Fuel expense	3.9	2.6	2.5	2.4	1.4	56.0
Other operating expenses	16.7	11.2	9.9	9.5	6.8	68.7
Total operating expenses	136.2	91.5	92.7	89.4	43.5	46.9
Income from operations	$12.7	8.5%	$11.0	10.6%	$1.7	15.5%

Revenues

Intermodal operating revenue increased $45.2 million, or 43.6%, to $148.9 million for the year ended December 31, 2017 from $103.7 million for the same period in 2016. The increases in operating revenue were primarily attributable to the acquisition of Atlantic, Triumph and Ace and the impact of increased fuel surcharges.

Purchased Transportation

Intermodal purchased transportation increased $22.4 million, or 61.9%, to $58.6 million for the year ended December 31, 2017 from $36.2 million for the same period in 2016.  Intermodal purchased transportation as a percentage of revenue was 39.4% for the year ended December 31, 2017 compared to 34.9% for the year ended December 31, 2016.  The increase in Intermodal purchased transportation as a percentage of revenue was attributable to the Atlantic acquisition, which had a higher utilization of owner-operators as opposed to Company-employed drivers. The increase is also attributable to rate increases to our owner-operators.

Salaries, Wages, and Benefits

Intermodal salaries, wages and employee benefits increased $8.3 million, or 32.9%, to $33.5 million for the year ended December 31, 2017 compared to $25.2 million for the year ended December 31, 2016.  As a percentage of Intermodal operating revenue, salaries, wages and benefits decreased to 22.5% for the year ended December 31, 2017 compared to 24.3% for the same period in 2016. The improvement in salaries, wages and employee benefits as a percentage of revenue was primarily due to leveraging the increase in revenue on office and administrative salaries leading to a 0.8% decrease as a percentage of revenue. The improvement is also due to a 0.5% decrease as a percentage of revenue for lower workers' compensation and health insurance costs and an additional 0.5% decrease as a percentage of revenue due to dock efficiencies.

Operating Leases

Operating leases increased $1.5 million, or 12.5% to $13.5 million for the year ended December 31, 2017 from $12.0 million for the same period in 2016.  Operating leases were 9.1% of Intermodal operating revenue for the year ended December 31, 2017 compared with 11.6% in the same period of 2016.  Operating leases decreased as a percentage of revenue due to slightly increasing trailer rental charges while other revenue that does not require trailer rentals increased at a more rapid rate. The decrease as a percentage of revenue is also attributable to utilization of owned equipment acquired as part of Atlantic and the increase in revenue out-pacing the increase in facility rents.

Depreciation and Amortization

Depreciation and amortization increased $1.9 million, or 48.7%, to $5.8 million for the year ended December 31, 2017 from $3.9 million for the same period in 2016. Depreciation and amortization expense as a percentage of Intermodal operating revenue was 3.9% for the year ended December 31, 2017 compared to 3.8% for the same period of 2016. The higher depreciation and amortization was due to equipment and intangible assets acquired with Atlantic, Triumph and Ace.

Insurance and Claims

Intermodal insurance and claims expense increased $1.2 million, or 40.0%, to $4.2 million for the year ended December 31, 2017 from $3.0 million for the year ended December 31, 2016.   Intermodal insurance and claims were 2.8% of operating revenue for the year ended December 31, 2017 compared with 2.9% for the same period in 2016. The increase in Intermodal insurance and claims was primarily attributable to higher insurance premiums and increased vehicle accident claim reserves due to an increased vehicle fleet as a result of the acquisitions.

Fuel Expense

Intermodal fuel expense increased $1.4 million, or 56.0%, to $3.9 million for the year ended December 31, 2017 from $2.5 million in the same period of 2016.  Fuel expenses were 2.6% of Intermodal operating revenue for the year ended December 31, 2017 compared to 2.4% in the same period of 2016.  Intermodal fuel expenses increased due to higher year-over-year fuel prices and revenue volumes. These increases were partially offset by increased utilization of owner-operators.

Other Operating Expenses

Intermodal other operating expenses increased $6.8 million, or 68.7%, to $16.7 million for the year ended December 31, 2017 compared to $9.9 million for the same period of 2016.  Intermodal other operating expenses as a percentage of revenue for the year ended December 31, 2017 were 11.2% compared to 9.5% for the same period of 2016.  The increase in Intermodal other operating expenses was due mostly due to a $3.8 million increase in container related rental and storage charges associated with revenue increases discussed previously. The remaining increase was due to increased terminal expenses and other variable costs, such as maintenance and tolls, corresponding with the increases in revenue, and legal and professional fees related to the acquisition of Atlantic.

Income from Operations

Intermodal’s income from operations increased by $1.7 million, or 15.5%, to $12.7 million for the year ended December 31, 2017 compared with $11.0 million for the same period in 2016.  Income from operations as a percentage of Intermodal operating revenue was 8.5% for the year ended December 31, 2017 compared to 10.6% in the same period of 2016.  The increase in operating income in total dollars was primarily attributable to the Atlantic, Triumph and Ace acquisitions. The decrease in income from operations as a percentage of revenue was attributable to increased amortization associated with Intermodal's acquisitions, lower margins on acquired business and acquisition related legal and professional fees.

Other Operations

Other operating activity improved from a $2.7 million operating loss during the year ended December 31, 2016 to a $1.8 million operating loss during the year ended December 31, 2017. The year ended December 31, 2017, includes $1.2 million in loss development reserves for vehicle and workers' compensation claims, $0.9 million of executive severance costs and $0.4 of turn in costs from old Towne equipment. These costs were partly offset by $0.7 million of indemnification funds received related to the Towne acquisition. These costs and benefits were kept at the corporate level and not passed through to our operating segments.

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

Results of Operations

The following table sets forth our historical financial data for the years ended December 31, 2016 and 2015 (in millions):

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

Revenues
Expedited LTL operating revenue decreased $6.2 million, or 1.1%, to $570.8 million for the year ended December 31, 2016 from $577.0 million for the same period of 2015. The decrease in revenue is mostly the result of a $7.8 million decrease in net fuel surcharge revenue, Complete revenue and other terminal based revenues, partly offset by a $1.6 million increase in linehaul revenue.  The increase in linehaul revenue is attributable to the linehaul yield changes noted in the preceding table. The increase in average linehaul revenue per pound was attributable to targeted rate increases implemented in the fourth quarter of 2015. Tonnage was slightly down primarily due to the attrition of acquired, poorly-priced Towne revenue since 2015 and a sluggish economic environment mostly offset by the tonnage increases attributable to a February 2016 change to our dim-factor standard. This change in dim-factor standard allows us to capture more billable tonnage on certain shipments.

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
Purchased Transportation
Expedited LTL’s purchased transportation decreased by $17.4 million, or 7.2%, to $225.1 million for the year ended December 31, 2016 from $242.5 million for the year ended December 31, 2015. As a percentage of segment operating revenue, Expedited LTL purchased transportation was 39.4% during the year ended December 31, 2016 compared to 42.0% for the same period of 2015. The decrease in total dollars and as a percentage of revenue is due to a 4.0% decrease in Expedited LTL cost per mile, improved revenue per mile due to yield and dim-factor changes discussed previously and improved network efficiency. The Expedited LTL cost per mile decrease and improvement in network efficiencies were largely the result of higher utilization of owner-operators instead of more costly third party transportation providers.

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
Other Operating Expenses
Expedited LTL other operating expenses increased $4.2 million, or 9.1%, to $50.4 million for the year ended December 31, 2016 from $46.2 million for the year ended December 31, 2015.  Expedited LTL other operating expenses were 8.8% of operating revenue for the year ended December 31, 2016 compared to 8.0% for the year ended December 31, 2015.  The increase in total dollars and as percentage of revenue was the result of increases in sales promotions for a customer appreciation event during the third quarter of 2016, higher vehicle maintenance expenses and increased costs, such as tolls, associated with our increased utilization of owner-operators. Also, during 2016, additional costs were incurred for the redesign of a new logo and brand image and for legal and professional fees in a successful response to a union movement at one of our locations.
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

Truckload Premium Services - Year Ended December 31, 2016 compared to Year Ended December 31, 2015

The following table sets forth our historical financial data of the Truckload Premium Services segment for the year ended December 31, 2016 and 2015 (in millions):

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

Purchased Transportation

Purchased transportation costs for our TLS revenue increased $14.4 million, or 14.3%, to $115.4 million for the year ended December 31, 2016 from $101.0 million for the year ended December 31, 2015. For the year ended December 31, 2016, TLS purchased transportation costs represented 70.2% of TLS revenue compared to 65.9% for the same period in 2015. The increase in TLS purchased transportation was attributable to a 23.4% increase in non-Company miles driven during the year ended December 31, 2016 compared to the same period in 2015. The increase in miles was slightly offset by a 5.1% decrease in non-Company cost per mile during the year ended December 31, 2016 compared to the same period of 2015. The increase in TLS miles driven was attributable to new business wins discussed above. The decrease in cost per mile was due to TLS' ability to utilize owner-operators to cover the additional miles instead of more costly third party transportation providers. The increase in TLS purchased transportation as a percentage of revenue was attributable to TLS cost per mile not decreasing in proportion with the decline in TLS revenue per mile.

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

Other Operating Expenses

TLS other operating expenses increased $1.4 million, or 20.0%, to $8.4 million for the year ended December 31, 2016 compared to $7.0 million for the year ended December 31, 2015.  TLS other operating expenses were 5.1% of operating revenue for the year ended December 31, 2016 compared to 4.6% for the year ended December 31, 2015. The increase was attributable to owner-operator and company driver recruiting costs increasing $0.2 million on efforts to add additional drivers throughout the network. An additional $0.5 million was attributable to a $0.2 million loss on destroyed trailers in 2016 compared to a $0.3 million gain on the sale of trailers during 2015. The remaining increase was due to $0.3 million in legal expenses and $0.4 million in additional costs to handle the expanding TLS business mentioned above, such as tolls and vehicle maintenance.

Impairment of goodwill, intangibles and other assets
In conjunction with our policy to test goodwill annually for impairment as of June 30, we determined there were indicators of potential impairment of goodwill and other long lived assets assigned to the TQI reporting unit as of June 30, 2016. Based on our impairment analysis, we recorded $42.4 million in total impairment charges related to TQI’s goodwill and other long lived assets.
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

Purchased Transportation

Pool purchased transportation increased $5.0 million, or 14.3%, to $40.0 million for the year ended December 31, 2016 from $35.0 million for the year ended December 31, 2015.  Pool purchased transportation as a percentage of revenue was 26.9% for the years ended December 31, 2016 and 2015.  The $5.0 million increase in Pool purchased transportation was attributable to an increase in owner-operator and third party carrier usage to handle the additional revenue mentioned above.

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

Depreciation and Amortization

Depreciation and amortization was $6.0 million for the year ended December 31, 2016 and 2015.  Depreciation and amortization expense as a percentage of Pool operating revenue was 4.0% for the year ended December 31, 2016 compared to 4.6% for the year ended December 31, 2015.  Depreciation and amortization decreased as a percentage of revenue as Pool utilized more truck rentals, owner-operators and purchased transportation instead of Company-owned equipment to provide the capacity for the increase in revenue.

Insurance and Claims

Pool insurance and claims increased $0.7 million, or 18.9%, to $4.4 million for the year ended December 31, 2016 from $3.7 million for the year ended December 31, 2015. As a percentage of operating revenue, insurance and claims was 3.0% for the year ended December 31, 2016 compared to 2.8% for the year ended December 31, 2015. The increase in Pool insurance and claims in total dollars and as a percentage of revenue was attributable to a $0.4 million increase in claims related fees, a $0.3 million increase in insurance premiums and a $0.2 increase in vehicle accident claim reserves. These increases were slightly offset by a $0.2 million decrease in cargo claims.

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

Purchased Transportation

Intermodal purchased transportation increased $2.4 million, or 7.1%, to $36.2 million for the year ended December 31, 2016 from $33.8 million for the same period in 2015.  Intermodal purchased transportation as a percentage of revenue was 34.9% for the year ended December 31, 2016 compared to 32.4% for the year ended December 31, 2015.  The increase in Intermodal purchased transportation as a percentage of revenue was attributable to higher utilization of owner-operators as opposed to Company-employed drivers in select markets. The increase as a percentage of revenue was also due to a change in business mix as revenues, such as rental and storage revenues, that do not not utilize owner-operators decreased during the year ended December 31, 2016 compared to the same period of 2015.

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

Allowance for Revenue Adjustments

Our allowance for revenue adjustments consists of amounts reserved for billing rate changes that are not captured upon load initiation. These adjustments generally arise: (i) when the sales department contemporaneously grants small rate changes (“spot quotes”) to customers that differ from the standard rates in the system; (ii) when freight requires dimensionalization or is reweighed resulting in a different required rate; (iii) when billing errors occur; and (iv) when data entry errors occur. When appropriate, permanent rate changes are initiated and reflected in the system. During 2017, average revenue adjustments per month were approximately $0.3 million, on average revenue per month of approximately $91.7 million (approximately 0.3% of monthly revenue). In order to estimate the allowance for revenue adjustments related to ending accounts receivable, we prepare an analysis that considers average monthly revenue adjustments and the average lag for identifying and quantifying these revenue adjustments. Based on this analysis, we establish an allowance for approximately 35-65 days (dependent upon experience by operating segment in the preceding twelve months) of average revenue adjustments, adjusted for rebates and billing errors. The lag is periodically adjusted based on actual historical experience. Additionally, the average amount of revenue adjustments per month can vary in relation to the level of sales or based on other factors (such as personnel issues that could result in excessive manual errors or in excessive spot quotes being granted). Both of these significant assumptions are continually evaluated for appropriateness.

Self-Insurance Loss Reserves

Given the nature of our operating environment, we are subject to vehicle and general liability, workers' compensation and employee health insurance claims. To mitigate a portion of these risks, we maintain insurance for individual vehicle and general liability claims exceeding $1.0 million and workers' compensation claims and employee health insurance claims exceeding approximately $0.4 million and $0.3 million, respectively, except in Ohio, where for workers' compensation we are a qualified self-insured entity with an approximately $0.5 million self-insured retention. The amount of self-insurance loss reserves and loss adjustment expenses is determined based on an estimation process that uses information obtained from both company-specific and industry data, as well as general economic information. The estimation process for self-insurance loss exposure requires management to continuously monitor and evaluate the life cycle of claims. Using data obtained from this monitoring and our assumptions about the emerging trends, management develops information about the size of ultimate claims based on its historical experience and other available market information. The most significant assumptions used in the estimation process include determining the trend in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. We utilize semi-annual actuarial analysis to evaluate the open vehicle liability and workers' compensation claims and estimate the ongoing development exposure.

Changes in the inputs described above, such as claim life cycles, severity of claims and trends in loss costs, can result in material changes to our self-insurance loss reserves. Historically, significant changes in one assumption or changes in several assumptions have resulted in both increases and decreases to self-insurance loss reserves. Based on facts and circumstances one significant claim, such as a dock or vehicle accident, could result in an immediate increase in our self-insurance loss reserves of at least $0.3 million to $1.0 million, our self-insured retention limits. Significant facts and circumstances for a claim would involve the degree of injuries, whether fatalities occurred, the amount of property damage, the degree of our involvement and whether or not our employees or representatives followed our processes and procedures. However, changes in the above variables could also reduce our self-insurance loss reserves. For example, in previous periods we have reduced our workers' compensation loss reserve by over $1.0 million as the result of improvements in our loss experience and in the severity of claims incurred over a certain period of time.

Revenue Recognition

Operating revenue and related costs are recognized as of the date shipments are completed.  The transportation rates we charge our customers consist of base transportation rates and fuel surcharge rates.  The revenues earned and related direct freight expenses incurred from our base transportation services are recognized on a gross basis in revenue and in purchased transportation.  Transportation revenue is recognized on a gross basis as we are the primary obligor.  The fuel surcharges billed to customers and paid to owner-operators and third party transportation providers are recorded on a net basis in revenue as we are not the primary obligor with regards to the fuel surcharges. Please see Recent Accounting Pronouncements for expected changes to revenue recognition.

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

At December 31, 2017, we had state net operating loss carryforwards of $18.1 million for certain legal entities that will expire between 2017 and 2030.   The use of these state net operating losses is limited to the future taxable income of separate legal entities.  Based on expectations of future taxable income, management believes that it is more likely than not that the results of operations for the certain legal entities will not generate sufficient taxable income to realize the net operating loss benefits for these state loss carryforwards.  As a result, a valuation allowance has been provided for these specific state loss carryforwards. The valuation allowance on these certain state loss carryforwards was approximately $0.4 million at December 31, 2017 and $0.3 million at December 31, 2016.

On December 22, 2017, President Trump signed into law H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (this legislation was formerly called the “Tax Cuts and Jobs Act” and is referred to herein as the “U.S. Tax Act”). The U.S. Tax Act provides for significant changes in the U.S. Internal Revenue Code of 1986, as amended. The U.S. Tax Act contains provisions with separate effective dates but is generally effective for taxable years beginning after December 31, 2017.

Beginning on January 1, 2018, the U.S. Tax Act lowers the U.S. corporate income tax rate from 35% to 21% on our U.S. earnings from that date and beyond. The revaluation of our U.S. deferred tax assets and liabilities to the 21% corporate tax rate reduced our net U.S. deferred income tax liability by approximately $15.9 million which is reflected as a reduction in our income tax expense in our results for the quarter and year ended December 31, 2017.

The ultimate impact of the U.S. Tax Act on our reported results in 2018 may differ from the estimates provided herein, possibly materially, due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued, and other actions we may take as a result of the U.S. Tax Act different from that presently contemplated. On December 22, 2017, the SEC staff issued SAB 118 that allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We are currently analyzing the 2017 Tax Act, and in certain areas, have made reasonable estimates of the effects on our consolidated financial statements and tax disclosures, including the changes to our existing deferred tax balances.

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
We determine the fair value of our reporting units based on a combination of a market approach, which considers comparable companies, and the income approach, using a discounted cash flow model. Under the market approach, valuation multiples are derived based on a selection of comparable companies and applied to projected operating data for each reporting unit to arrive at an indication of fair value. Under the income approach, the discounted cash flow model determines fair value based on the present value of management prepared projected cash flows over a specific projection period and a residual value related to future cash flows beyond the projection period. Both values are discounted using a rate which reflects our best estimate of the weighted average cost of capital of a market participant, and is adjusted for appropriate risk factors. We believe the most sensitive estimate used in our income approach is the management prepared projected cash flows. Consequently, as necessary we perform sensitivity tests on select reporting units to ensure reductions of the present value of the projected cash flows by at least 10% would not adversely impact the results of the goodwill impairment tests. Historically, we have equally weighted the income and market approaches as we believed the quality and quantity of the collected information were approximately equal. The inputs used in the fair value calculations for goodwill are classified within level 3 of the fair value hierarchy as defined in the Financial Accounting Standards Board ("FASB") Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles.
In 2017, we performed a qualitative analysis on all reporting units. We then prepared a fair value estimation for our TQI reporting unit. We did not perform a fair value estimation for the other reporting units as we did not believe it was more likely than not that their fair value was less than the carrying amount. This was determined based on prior year valuations and qualitative analysis of each reporting unit in 2017. Currently, there is no goodwill assigned to the Truckload Expedited reporting unit. Our 2017 analysis for TQI indicated that, as of June 30, 2017, the fair value of the reporting unit exceeded its carrying value by approximately 15.1%.

In 2016, due to the financial performance of the TQI reporting unit falling notably short of previous projections the Company reduced TQI's projected cash flows and as a result the estimate of TQI's fair value no longer exceeded the respective carrying value. Consequently, the Company recorded a goodwill impairment charge of $25.7 million for the TQI reporting unit during the year ended December 31, 2016.

Additionally, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is recognized on assets classified as held and used when the sum of undiscounted estimated cash flows expected to result from the use of the asset is less than the carrying value. If such measurement indicates a possible impairment, the estimated fair value of the asset is compared to its net book value to measure the impairment charge, if any. In conjunction with the June 30, 2016 TQI goodwill impairment assessment, the Company determined there were indicators that TQI's customer relationship and non-compete intangible assets were impaired as the undiscounted cash flows associated with the applicable assets no longer exceeded the related assets' net book values. The Company then estimated the current fair value of the customer relationship and non-compete assets using an income approach (level 3). As a result of these estimates the Company recorded an impairment charge of $16.5 million related to TQI customer relationships during the three months ended June 30, 2016.

For our 2017 TQI analysis, the significant assumptions used in the income approach were 10 years of projected net cash flows, a discount rate of 15.5% and a long-term growth rate of 4.0%. As shown with the 2016 TQI goodwill impairment, the estimates used to calculate the fair value of each reporting unit change from year to year based on operating results, market conditions, and other factors. Changes in these estimates and assumptions could materially affect the determination of the reporting unit's fair value and goodwill impairment for the reporting unit.

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

Stock options typically expire seven years from the grant date and vest ratably over a three-year period. The share-based compensation for stock options are recognized ratably over the requisite service period, or vesting period. We used the Black-Scholes option-pricing model to estimate the grant-date fair value of options granted. The following table contains the weighted-average assumptions used to estimate the fair value of options granted.  These assumptions are highly subjective and changes in these assumptions can materially affect the fair value estimate.

	December 31, 2017	December 31, 2016	December 31, 2015
Expected dividend yield	1.3%	1.0%	1.0%
Expected stock price volatility	28.5%	28.9%	33.3%
Weighted average risk-free interest rate	2.0%	1.3%	1.6%
Expected life of options (years)	5.9	5.8	5.9

The fair value of non-vested shares issued were estimated using the closing market prices for the business day of the grant. The share-based compensation for the non-vested shares is recognized ratably over the requisite service period or vesting period.

We have also granted performance shares to key employees. Under the terms of the performance share agreements, on the third anniversary of the grant date, we will issue to the employees a calculated number of common stock shares based on the three year performance of our total shareholder return as compared to the total shareholder return of a selected peer group. No shares may be issued if the total shareholder return performance outperforms 25% or less of the peer group, but the number of shares issued may be doubled if the total shareholder return performs better than 90% of the peer group. The share-based compensation for performance shares are recognized over the requisite service period, or vesting period. The fair value of the performance shares was estimated using a Monte Carlo simulation. The following table contains the weighted-average assumptions used to estimate the fair value of performance shares granted.  These assumptions are highly subjective and changes in these assumptions can materially affect the fair value estimate.

		Year ended
	December 31, 2017	December 31, 2016	December 31, 2015
Expected stock price volatility	24.7%	22.3%	23.5%
Weighted average risk-free interest rate	1.4%	0.8%	1.0%

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

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): "Simplifying the Accounting for Goodwill Impairment." Under the current guidance for assessing goodwill for impairment, an entity can first assess qualitative factors to determine whether a two-step goodwill impairment test is necessary. Under the new standard, a goodwill impairment loss will instead be measured at the amount by which a reporting unit's carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill, thus no longer requiring the two-step method. The guidance requires prospective adoption and will be effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption of this guidance is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We plan to adopt this guidance in January 2018 and we do not expect any impact to the consolidated financial statements.

In March 2016, the FASB issued guidance that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital ("APIC") pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for, and we elected, to account for forfeitures as they occur rather than on an estimated basis. We adopted this guidance in January 2017 and the elimination of APIC pools resulted in approximately $545 of income tax benefit during the full year December 31, 2017. This guidance has been applied prospectively and no prior periods have been adjusted.

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

As permitted by the guidance, we will implement the use of full retrospective presentation. While evaluating principal versus agent relationships under the new standard, we determined that we will transition certain revenue streams from an agent to principal relationship. This will cause these revenue streams and their associated costs to be recognized on a gross basis that have historically been recognized on a net basis, increasing revenue and expenses by approximately $66,000 for the year ended December 31, 2017 and $47,000 for the same period of 2016 with no impact on operating income.

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

Year Ended December 31, 2017 Cash Flows compared to December 31, 2016 Cash Flows

Net cash provided by operating activities totaled approximately $103.4 million for the year ended December 31, 2017 compared to approximately $130.4 million for the year ended December 31, 2016. The $27.0 million decrease in cash provided by operating activities is mainly attributable to a $21.6 million increase in accounts receivable and a $23.4 million increase in income tax payments. The decrease was partly offset by a $9.1 million increase in net earnings after consideration of non-cash items and $8.9 million increase in cash used to fund accounts payable and prepaid assets. The increase in accounts receivables was attributable to higher revenue across all segments and revenues associated with the Atlantic acquisition.

Net cash used in investing activities was approximately $59.2 million for the year ended December 31, 2017 compared with approximately $52.4 million during the year ended December 31, 2016. Investing activities during the year ended December 31, 2017 consisted primarily of $23.1 million used to acquire Atlantic and a small Intermodal acquisition and net capital expenditures of $35.8 million primarily for new trailers, forklifts and information technology.  Investing activities during the year ended December 31, 2016 consisted primarily of $11.8 million used to acquire Ace and Triumph, which is included in the Intermodal segment, and net capital expenditures of $40.3 million for new trailers, forklifts, computer hardware and internally developed software. The proceeds from disposal of property and equipment during the year ended December 31, 2017 and 2016 were primarily from sales of older trailers and vehicles.

Net cash used in financing activities totaled approximately $48.8 million for the year ended December 31, 2017 compared with net cash used in financing activities of $102.8 million for the year ended December 31, 2016.  The $54.0 million change in cash from financing activities was attributable to $55.0 million in borrowings from our revolving credit facility and a $13.0 million decrease in payments on the term loan and revolver. These increases in cash were partly offset by a a $9.0 million increase in share repurchases, a $2.5 million increase in our quarterly cash dividend and a $2.5 million decrease in cash from employee stock transactions. The year ended December 31, 2017 also included $49.0 million used to repurchase shares of our Common Stock, compared to $40.0 million used to repurchase shares of our Common Stock during the year ended December 31, 2016. Dividends increased due to our Board of Directors increasing the quarterly cash dividend from $0.12 per share for the first three quarters of 2016 to $0.15 per share during the fourth quarter of 2016 and all quarters in 2017.

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

Credit Facility

On September 29, 2017, the Company entered into a five-year senior unsecured revolving credit facility (the “Facility”) with a maximum aggregate principal amount of $150.0 million, with a sublimit of $30.0 million for letters of credit and a sublimit of $30.0 million for swing line loans. The Facility may be increased by up to $100.0 million to a maximum aggregate principal amount of $250.0 million pursuant to the terms of the credit agreement, subject to the lenders’ agreement to increase their commitments or the addition of new lenders extending such commitments. Such increases to the Facility may be in the form of additional revolving credit loans, term loans or a combination thereof, and are contingent upon there being no events of default under the Facility and satisfaction of other conditions precedent and are subject to the other limitations set forth in the credit agreement.

The Facility is scheduled to mature in September 2022. Proceeds were used to refinance existing indebtedness of the Company and may also be used for working capital, capital expenditures and other general corporate purposes. The Facility refinanced the Company’s existing obligations for its unsecured credit facility under the credit agreement dated as of February 4, 2015, as amended, which was terminated as of the date of the new Facility.

Unless the Company elects otherwise under the credit agreement, interest on borrowings under the Facility is based on the highest of (a) the federal funds rate (not less than 0%) plus 0.5%, (b) the administrative agent's prime rate and (c) the LIBOR Rate plus 1.0%, in each case plus a margin that can range from 0.3% to 0.8% with respect to the Facility depending on the Company’s ratio of consolidated funded indebtedness to earnings before interest, taxes, depreciation and amortization, as set forth in the credit agreement. Payments of interest for each loan that is based on the LIBOR Rate are due in arrears on the last day of the interest period applicable to such loan (with interest periods of one, two or three months being available, at the Company’s option). Payments of interest on loans that are not based on the LIBOR Rate are due on the last day of each quarter ended March 31, June 30, September 30 and December 31 of each year. All unpaid amounts of principal and interest are due at maturity. As of December 31, 2017, we had $40.5 million in borrowings outstanding under the revolving credit facility, $7.9 million utilized for outstanding letters of credit and $101.6 million of available borrowing capacity under the revolving credit facility.  The interest rate on the outstanding borrowing under the revolving credit facility was 2.9% at December 31, 2017.

The Facility contains customary events of default including, among other things, payment defaults, breach of covenants, cross acceleration to material indebtedness, bankruptcy-related defaults, material judgment defaults, and the occurrence of certain change of control events. The occurrence of an event of default may result in, among other things, the termination of the Facilities, acceleration of repayment obligations and the exercise of remedies by the lenders with respect to the Company and its subsidiaries that are party to the Facility. The Facility also contains financial covenants and other covenants that, among other things, restrict the ability of the Company and its subsidiaries, without the approval of the required lenders, to engage in certain mergers, consolidations, asset sales, dividends and stock repurchases, investments, and other transactions or to incur liens or indebtedness in excess of agreed thresholds, as set forth in the credit agreement.
Our new facility replaced our previously existing unsecured credit facility, which had a maximum aggregate principal amount of $275.0 million, including a revolving credit facility of $150.0 million and a term loan facility of $125.0 million. The previous revolving credit facility was scheduled to expire in February 2020.

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

On July 21, 2016, our Board of Directors approved a stock repurchase authorization for up to three million shares of the Company's Common Stock. In connection with this action, the board cancelled the Company's 2014 repurchase plan. During the year ended December 31, 2017, we repurchased 947,819 shares for $49.0 million, or an average of $51.68 per share on the 2016 plan. During the year ended December 31, 2016, we repurchased 233,516 shares of Common Stock for $10.0 million, or $42.80 per share under the 2016 plan. When combining the stock repurchases under the 2014 and 2016 plans, we repurchased 910,289 shares of Common Stock for $40.0 million, or $43.92 per share during the year ended December 31, 2016. As of December 31, 2017, 1,818,665 shares remain that may be repurchased under the 2016 plan.

During each quarter of 2015 and the first, second and third quarters of 2016, our Board of Directors declared a cash dividend of $0.12 per share. During the fourth quarter of 2016 and each quarter of 2017, our Board of Directors declared a cash dividend of $0.15 per share. We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by our Board of Directors.

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

Off-Balance Sheet Arrangements

At December 31, 2017, we had letters of credit outstanding from banks totaling $7.9 million required primarily by our workers’ compensation and vehicle liability insurance providers.

Contractual Obligations and Commercial Commitments

Our contractual obligations and other commercial commitments as of December 31, 2017 (in thousands) are summarized below:

Contractual Obligations	Payment Due Period (in thousands)
					2023 and
	Total	2018	2019-2020	2021-2022	Thereafter
Capital lease obligations	$776	$391	$385	$—	—
Equipment purchase commitments	29,607	29,607	—	—	—
Operating leases	117,648	42,051	57,085	16,230	2,282
Total contractual cash obligations	$148,031	$72,049	$57,470	$16,230	$2,282

Not included in the above table are $40.5 million in borrowings outstanding under the revolving credit facility, reserves for unrecognized tax benefits of $1.6 million and self insurance claims of $21.8 million. The equipment purchase commitments are for various trailers, vehicles and forklifts.  All of the above commitments are expected to be funded by cash on hand and cash flows from operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates principally to changes in interest rates and fuel prices. Our interest rate exposure relates principally to changes in interest rates for borrowings under our senior unsecured credit facility. The revolving credit had $40.5 million outstanding at December 31, 2017 and bear interest at variable rates. However, a hypothetical increase in our credit facility borrowing rate of 150 basis points, or an increase in the total effective interest rate from 2.3% to 3.8%, would increase our annual interest expense by approximately $0.4 million and would have decreased our annual cash flow from operations by approximately $0.4 million.

Our only other debt is capital lease obligations totaling $0.7 million.  These lease obligations all bear interest at a fixed rate.  Accordingly, there is no exposure to market risk related to these capital lease obligations.

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

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2017.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-K has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.  Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2017. In making this assessment, management used the framework set forth by the Committee on Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework ("2013 Framework"). Based on our assessment, we have concluded, as of December 31, 2017, that our internal control over financial reporting was effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements for the year ended December 31, 2017, has issued an attestation report on the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Forward Air Corporation

Opinion on Internal Control over Financial Reporting

We have audited Forward Air Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Forward Air Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ Ernst & Young LLP

Atlanta, Georgia
February 23, 2018

Item 9B.    Other Information

Not applicable.

Part III

Item 10.        Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K of the Securities Act and General Instruction G(3) to Form 10-K, the following information is included in Part III of this report. The ages listed below are as of December 31, 2017.

The following are our executive officers:

Name	Age	Position
Bruce A. Campbell	66	Chairman, President and Chief Executive Officer
Michael J. Morris	49	Chief Financial Officer, Senior Vice President and Treasurer
Michael L. Hance	46	Senior Vice President, Chief Legal Officer & Secretary
Matthew J. Jewell	51	President - Logistics Services
Chris C. Ruble	55	President - Expedited Services

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

Michael J. Morris has served as Chief Financial Officer, Senior Vice President and Treasurer in June 2016. From 2010 to 2015, Mr. Morris was the Senior Vice President of Finance & Treasurer at Con-way Inc. (“Con-way”) and in 2016 he transitioned to be the Senior Vice President of Finance & Treasurer at XPO Logistics Inc. (“XPO”) following XPO's acquisition of Con-way.

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

Other information required by this item is incorporated herein by reference to our proxy statement for the 2018 Annual Meeting of Shareholders (the “2018 Proxy Statement”). The 2018 Proxy Statement will be filed with the SEC not later than 120 days subsequent to December 31, 2017.

Item 11.        Executive Compensation

The information required by this item is incorporated herein by reference to the 2018 Proxy Statement.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated herein by reference to the 2018 Proxy Statement.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the 2018 Proxy Statement.

Item 14.        Principle Accounting Fees and Services

The information required by this item is incorporated herein by reference to the 2018 Proxy Statement.

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

Forward Air Corporation

Date:	February 23, 2018	By:	/s/ Michael J. Morris
Michael J. Morris
Chief Financial Officer, Senior Vice President
and Treasurer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Bruce A. Campbell	Chairman, President and Chief Executive	February 23, 2018
Bruce A. Campbell	Officer (Principal Executive Officer)

/s/ Michael J. Morris	Chief Financial Officer, Senior Vice President	February 23, 2018
Michael J. Morris	and Treasurer (Principal Financial Officer)

/s/ C. Robert Campbell	Lead Director	February 23, 2018
C. Robert Campbell

/s/ Ronald W. Allen	Director	February 23, 2018
Ronald W. Allen

/s/ Ana Burns Amicarella	Director	February 23, 2018
Ana Burns Amicarella

/s/ Valerie A. Bonebrake	Director	February 23, 2018
Valerie A. Bonebrake

/s/ Craig Carlock	Director	February 23, 2018
Craig Carlock

/s/ C. John Langley, Jr.	Director	February 23, 2018
C. John Langley, Jr.

/s/ G. Michael Lynch	Director	February 23, 2018
G. Michael Lynch

/s/ Javier Palomarez	Director	February 23, 2018
Javier Palomarez

Annual Report on Form 10-K

Item 8, Item 15(a)(1) and (2), (a)(3), (b) and (c)

List of Financial Statements and Financial Statement Schedule

Financial Statements and Supplementary Data

Certain Exhibits

Financial Statement Schedule

Year Ended December 31, 2017

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Forward Air Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Forward Air Corporation (the Company) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements“).  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), Forward Air Corporation’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to fraud or error. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company‘s auditor since 1991.

Atlanta, Georgia
February 23, 2018

Forward Air Corporation
Consolidated Balance Sheets
(Dollars in thousands)
	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash and cash equivalents	$3,893	$8,511
Accounts receivable, less allowance of $3,006 in 2017 and $1,714 in 2016	143,041	116,602
Inventories	1,425	1,306
Prepaid expenses and other current assets	9,955	9,851
Income tax receivable	4,428	—
Total current assets	162,742	136,270
Property and equipment:
Land	16,928	16,928
Buildings	65,870	65,857
Equipment	291,181	273,463
Leasehold improvements	12,604	10,694
Construction in progress	12,652	12,079
Total property and equipment	399,235	379,021
Less accumulated depreciation and amortization	193,123	178,816
Net property and equipment	206,112	200,205
Goodwill and other acquired intangibles:
Goodwill	191,671	184,675
Other acquired intangibles, net of accumulated amortization of $71,527 in 2017 and $61,334 in 2016	111,247	106,650
Total net goodwill and other acquired intangibles	302,918	291,325
Other assets	15,944	13,491
Total assets	$687,716	$641,291

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Balance Sheets (Continued)
(Dollars in thousands)
	December 31, 2017	December 31, 2016
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$24,704	$18,012
Accrued payroll and related items	13,230	11,522
Insurance and claims accruals	11,999	10,122
Payables to owner-operators	6,322	5,597
Collections on behalf of customers	329	349
Other accrued expenses	2,869	4,243
Income taxes payable	320	70
Current portion of capital lease obligations	359	347
Current portion of long-term debt	—	27,665
Total current liabilities	60,132	77,927
Capital lease obligations, less current portion	365	725
Long-term debt, less current portion	40,223	—
Other long-term liabilities	24,104	21,699
Deferred income taxes	29,403	41,871
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, $0.01 par value: Authorized shares - 5,000,000; no shares issued	—	—
Common stock, $0.01 par value: Authorized shares - 50,000,000; issued and outstanding shares - 29,454,062 in 2017 and 30,090,335 in 2016	295	301
Additional paid-in capital	195,346	179,512
Retained earnings	337,848	319,256
Total shareholders’ equity	533,489	499,069
Total liabilities and shareholders’ equity	$687,716	$641,291

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Statements of Comprehensive Income
(In thousands, except per share data)

	Year ended
	December 31, 2017	December 31, 2016	December 31, 2015
Operating revenue	$1,100,816	$982,530	$959,125

Operating expenses:
Purchased transportation	478,167	413,355	408,769
Salaries, wages and employee benefits	264,739	242,002	240,604
Operating leases	63,799	60,492	66,272
Depreciation and amortization	41,055	38,210	37,157
Insurance and claims	29,578	25,392	21,483
Fuel expense	16,542	13,233	15,903
Other operating expenses	98,264	87,425	87,165
Impairment of goodwill and other intangible assets	—	42,442	—
Total operating expenses	992,144	922,551	877,353
Income from operations	108,672	59,979	81,772

Other income (expense):
Interest expense	(1,209)	(1,597)	(2,047)
Other, net	(11)	4	(58)
Total other expense	(1,220)	(1,593)	(2,105)
Income before income taxes	107,452	58,386	79,667
Income taxes	20,131	30,716	24,092
Net income and comprehensive income	$87,321	$27,670	$55,575

Net income per share:
Basic	$2.90	$0.91	$1.80
Diluted	$2.89	$0.90	$1.78

Dividends per share:	$0.60	$0.51	$0.48

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Statements of Shareholders' Equity
(In thousands, except per share data)
	Common Stock			Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2014	30,255	303		130,107	333,153	463,563
Net income and comprehensive income for 2015	—	—		—	55,575	55,575
Exercise of stock options	605	6		17,394	(3,087)	14,313
Common stock issued under employee stock purchase plan	11	—		449	—	449
Share-based compensation	—	—		7,486	—	7,486
Dividends ($0.48 per share)	—	—		7	(14,828)	(14,821)
Cash settlement of share-based awards for minimum tax withholdings	(38)	—		—	(1,931)	(1,931)
Share repurchases	(423)	(5)		—	(19,987)	(19,992)
Vesting of previously non-vested shares	134	1		(1)	—	—
Income tax benefit from stock options exercised	—	—		5,413	—	5,413
Balance at December 31, 2015	30,544	305		160,855	348,895	510,055
Net income and comprehensive income for 2016	—	—		—	27,670	27,670
Exercise of stock options	346	3		8,145	—	8,148
Common stock issued under employee stock purchase plan	11	—		442	—	442
Share-based compensation	—	—		8,334	—	8,334
Dividends ($0.51 per share)	—	—		6	(15,535)	(15,529)
Cash settlement of share-based awards for minimum tax withholdings	(42)	—	—	—	(1,800)	(1,800)
Share repurchases	(910)	(9)		—	(39,974)	(39,983)
Vesting of previously non-vested shares	141	2		(2)	—	—
Income tax benefit from stock options exercised	—	—		1,732	—	1,732
Balance at December 31, 2016	30,090	301		179,512	319,256	499,069
Net income and comprehensive income for 2017	—	—		—	87,321	87,321
Exercise of stock options	206	2		7,270	—	7,272
Conversion of deferred stock	10	—		—	—	—
Common stock issued under employee stock purchase plan	10	—		458	—	458
Share-based compensation	—	—		8,103	—	8,103
Dividends ($0.60 per share)	—	—		4	(18,056)	(18,052)
Cash settlement of share-based awards for minimum tax withholdings	(35)	—	—	—	(1,699)	(1,699)
Share repurchases	(948)	(9)		—	(48,974)	(48,983)
Vesting of previously non-vested shares	121	1		(1)	—	—
Balance at December 31, 2017	29,454	295		195,346	337,848	533,489

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Statements of Cash Flows
(In thousands)
	Year ended
	December 31, 2017	December 31, 2016	December 31, 2015
Operating activities:
Net income	$87,321	$27,670	$55,575
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	41,055	38,210	37,157
Impairment of goodwill, intangible and other assets	—	42,442	—
Share-based compensation	8,103	8,334	7,486
Loss (gain) on disposal of property and equipment	1,281	291	(181)
Provision for loss on receivables	1,814	258	33
Provision for revenue adjustments	3,055	2,020	4,793
Deferred income taxes	(12,468)	3,525	14,531
Tax benefit for stock options exercised	—	(1,732)	(5,413)
Changes in operating assets and liabilities, net of acquisition of business
Accounts receivable	(31,308)	(9,715)	5,403
Prepaid expenses and other assets	(1,204)	283	(1,378)
Accounts payable and accrued expenses	8,945	(1,413)	(17,513)
Income taxes	(3,230)	20,177	(14,771)
Net cash provided by operating activities	103,364	130,350	85,722

Investing activities:
Proceeds from disposal of property and equipment	2,440	1,929	1,720
Purchases of property and equipment	(38,265)	(42,186)	(40,495)
Acquisition of business, net of cash acquired	(23,140)	(11,800)	(61,878)
Other	(223)	(336)	(265)
Net cash used in investing activities	(59,188)	(52,393)	(100,918)

Financing activities:
Proceeds from term loan	—	—	125,000
Payments of debt and capital lease obligations	(42,790)	(55,768)	(101,352)
Proceeds from senior credit facility	55,000	—	—
Proceeds from exercise of stock options	7,272	8,148	14,313
Payments of cash dividends	(18,052)	(15,529)	(14,821)
Purchase of common stock under repurchase program	(48,983)	(39,983)	(19,992)
Common stock issued under employee stock purchase plan	458	442	449
Cash settlement of share-based awards for minimum tax withholdings	(1,699)	(1,800)	(1,931)
Tax benefit for stock options exercised	—	1,732	5,413
Net cash (used in) provided by financing activities	(48,794)	(102,758)	7,079
Net decrease in cash	(4,618)	(24,801)	(8,117)
Cash at beginning of year	8,511	33,312	41,429
Cash at end of year	$3,893	$8,511	$33,312

The accompanying notes are an integral part of the consolidated financial statements

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2017
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

Allowance for Revenue Adjustments

The Company’s allowance for revenue adjustments consists of amounts reserved for billing rate changes that are not captured upon load initiation. These adjustments generally arise: (1) when the sales department contemporaneously grants small rate changes (“spot quotes”) to customers that differ from the standard rates in the system; (2) when freight requires dimensionalization or is reweighed resulting in a different required rate; (3) when billing errors occur; and (4) when data entry errors occur. When appropriate, permanent rate changes are initiated and reflected in the system. The Company monitors the manual revenue adjustments closely through the employment of various controls that are in place to ensure that revenue recognition is not compromised and that fraud does not occur. During 2017, average revenue adjustments per month were approximately $255

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2017
(In thousands, except share and per share data)

on average revenue per month of approximately $91,735 (0.3% of monthly revenue). In order to estimate the allowance for revenue adjustments related to ending accounts receivable, the Company prepares an analysis that considers average monthly revenue adjustments and the average lag for identifying and quantifying these revenue adjustments. Based on this analysis, the Company establishes an allowance covering approximately 35-65 days (dependent upon experience in the last twelve months) of average revenue adjustments, adjusted for rebates and billing errors. The lag is periodically adjusted based on actual historical experience. Additionally, the average amount of revenue adjustments per month can vary in relation to the level of sales or based on other factors (such as personnel issues that could result in excessive manual errors or in excessive spot quotes being granted). Both of these significant assumptions are continually evaluated for appropriateness.

Self-Insurance Loss Reserves

Given the nature of the Company’s operating environment, the Company is subject to vehicle and general liability, workers’ compensation and employee health insurance claims. To mitigate a portion of these risks, the Company maintains insurance for individual vehicle and general liability claims exceeding $1,000 and workers’ compensation claims and employee health insurance claims exceeding $350 and $225, respectively, except in Ohio, where for workers’ compensation we are a qualified self-insured entity with a $500 self-insured retention. The amount of self-insurance loss reserves and loss adjustment expenses is determined based on an estimation process that uses information obtained from both company-specific and industry data, as well as general economic information. The estimation process for self-insurance loss exposure requires management to continuously monitor and evaluate the life cycle of claims. Using data obtained from this monitoring and the Company’s assumptions about the emerging trends, management develops information about the size of ultimate claims based on its historical experience and other available market information. The most significant assumptions used in the estimation process include determining the trend in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. The Company utilizes a semi-annual actuarial analyses to evaluate open claims and estimate the ongoing development exposure.

Revenue Recognition
Operating revenue and related costs are recognized as of the date shipments are completed. The transportation rates the Company charges its customers consist of base transportation rates and fuel surcharge rates.  The revenues earned and related direct freight expenses incurred from the Company’s base transportation services are recognized on a gross basis in revenue and in purchased transportation.  Transportation revenue is recognized on a gross basis as the Company is the primary obligor.  The fuel surcharges billed to customers and paid to owner-operators and third party transportation providers are recorded on a net basis as the Company is not the primary obligor with regards to the fuel surcharges. Please see Recent Accounting Pronouncements for expected changes to revenue recognition.

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
December 31, 2017
(In thousands, except share and per share data)

Buildings	30-40 years
Equipment	3-10 years
Leasehold improvements	Lesser of Useful Life or Initial Lease Term

Depreciation expense for each of the three years ended December 31, 2017, 2016 and 2015 was $30,862, $28,088 and $26,252 respectively.

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

Software Development

Costs related to software developed or acquired for internal use are expensed or capitalized based on the applicable stage of software development and any capitalized costs are amortized over their estimated useful life.  The Company typically uses a five-year straight line amortization for the capitalized amounts of software development costs.  At December 31, 2017 and 2016 the Company had $19,567 and $16,268, respectively, of capitalized software development costs included in property and equipment.  Accumulated amortization on these assets was $10,874 and $10,716 at December 31, 2017 and 2016, respectively.  Included in depreciation expense is amortization of capitalized software development costs.  Amortization of capitalized software development for the years ended December 31, 2017, 2016 and 2015 was $1,816, $1,658 and $1,526 respectively.  As of December 31, 2017 the estimated amortization expense for the next five years of capitalized software development costs is as follows:

2018	2,197
2019	1,878
2020	1,620
2021	1,327
2022	716
Total	$7,738

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2017
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

On December 22, 2017, President Trump signed into law H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018”. Please see Note 5 for further discussion on the impact of the U.S. Tax Act.

Net Income Per Share

The Company calculates net income per share in accordance with the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, Earnings per Share (the “ASC 260”).  Under the ASC 260, basic net income per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. The Company's non-vested shares contain non-forfeitable rights to dividends and are therefore considered participating securities for purposes of computing net income per share pursuant to the two-class method. Net income allocated to participating securities was $700 in 2017, $212 in 2016 and $369 in 2015. Net losses are not allocated to participating securities in periods in which the Company incurs a net loss. Diluted net income per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding after considering the additional dilution from any dilutive non-participating securities. The Company's non-participating securities include options and performance shares.

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

Stock options typically expire seven years from the grant date and vest ratably over a three-year period. The share-based compensation for stock options is recognized ratably over the requisite service period, or vesting period. The Company uses the Black-Scholes option-pricing model to estimate the grant-date fair value of options granted.  The following table contains the weighted-average assumptions used to estimate the fair value of options granted.  These assumptions are subjective and changes in these assumptions can materially affect the fair value estimate.

	December 31, 2017	December 31, 2016	December 31, 2015
Expected dividend yield	1.3%	1.0%	1.0%
Expected stock price volatility	28.5%	28.9%	33.3%
Weighted average risk-free interest rate	2.0%	1.3%	1.6%
Expected life of options (years)	5.9	5.8	5.9

The fair value of non-vested shares issued were estimated using the closing market prices for the business day of the grant. The share-based compensation for the non-vested shares is recognized ratably over the requisite service period or vesting period.

The fair value of the performance shares was estimated using a Monte Carlo simulation. The share-based compensation for performance shares are recognized ratably over the requisite service period, or vesting period. The following table contains the weighted-average assumptions used to estimate the fair value of performance shares granted.  These assumptions are subjective and changes in these assumptions can materially affect the fair value estimate.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2017
(In thousands, except share and per share data)

		Year ended
	December 31, 2017	December 31, 2016	December 31, 2015
Expected stock price volatility	24.7%	22.3%	23.5%
Weighted average risk-free interest rate	1.4%	0.8%	1.0%

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

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): "Simplifying the Accounting for Goodwill Impairment." Under the current guidance for assessing goodwill for impairment, an entity can first assess qualitative factors to determine whether a two-step goodwill impairment test is necessary. Under the new standard, a goodwill impairment loss will instead be measured at the amount by which a reporting unit's carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill, thus no longer requiring the two-step method. The guidance requires prospective adoption and will be effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption of this guidance is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We plan to adopt this guidance in January 2018 and we do not expect any impact to the consolidated financial statements.

In March 2016, the FASB issued guidance that changes the accounting for certain aspects of share-based payments to employees. The guidance requires the recognition of the income tax effects of awards in the income statement when the awards vest or are settled, thus eliminating additional paid in capital ("APIC") pools. The guidance also allows for the employer to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting. In addition, the guidance allows for, and we elected, to account for forfeitures as they occur rather than on an estimated basis. We adopted this guidance in January 2017 and the elimination of APIC pools resulted in approximately $545 of income tax benefit during the full year December 31, 2017. This guidance has been applied prospectively and no prior periods have been adjusted.

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

As permitted by the guidance, we will implement the use of full retrospective presentation. While evaluating principal versus agent relationships under the new standard, we determined that we will transition certain revenue streams from an agent to principal relationship. This will cause these revenue streams and their associated costs to be recognized on a gross basis that have historically been recognized on a net basis, increasing revenue and expenses by approximately $66,000 for the year ended December 31, 2017 and $47,000 for the same period of 2016 with no impact on operating income.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2017
(In thousands, except share and per share data)

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

2.        Acquisitions, Goodwill and Other Long-Lived Assets

Acquisition of Towne

On March 9, 2015, the Company acquired CLP Towne Inc. (“Towne”) pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) resulting in Towne becoming an indirect, wholly-owned subsidiary of the Company. For the acquisition of Towne, the Company paid $61,878 in net cash and assumed $59,544 in debt and capital leases. With the exception of assumed capital leases, the assumed debt was immediately paid in full after funding of the acquisition. Of the total aggregate cash consideration paid, $16,500 was placed into an escrow account, with $2,000 of such amount being available to settle any shortfall in Towne’s net working capital, with $14,500 of such amount available for a period of time to settle certain possible claims against Towne’s common stockholders for indemnification. To the extent the escrow fund is insufficient, certain equity holders have agreed to indemnify Forward Air, subject to certain limitations set forth in the Merger Agreement, as a result of inaccuracies in or breaches of certain of Towne’s representations, warranties, covenants and agreements and other matters. During the second quarter of 2017, we received $2,525 from this escrow for reimbursement of various claims. Approximately $1,621 was credited to operating leases and other operating expenses to offset related costs incurred in previous periods. The remaining $904 was used to establish reserves for various pending claims. Forward Air financed the Merger Agreement with a $125,000 2 year term loan available under the senior credit facility.

Towne was a full-service trucking provider offering time-sensitive less-than-truckload shipping, full truckload service, an extensive cartage network, container freight stations and dedicated trucking. Towne’s LTL network provided scheduled deliveries to 61 service points. A fleet of approximately 525 independent contractor tractors provided the line-haul between those service points. The acquisition of Towne provided the Expedited LTL segment with opportunities to expand its service points and service offerings, such as pick up and delivery services. Additional benefits of the acquisition included increased linehaul network shipping density and a significant increase to our owner-operator fleet, both of which are key to the profitability of Expedited LTL.

Effective with the acquisition of Towne, the Company immediately entered into a restructuring plan to remove duplicate costs, primarily in the form of, but not limited to salaries, wages and benefits and facility leases. As a result of these plans, during the year ended December 31, 2015, the Company recognized expense of $2,624 and $11,722 for severance obligations and reserves for idle facilities, respectively. The expenses associated with the severance obligations and idle facilities were recognized in the salaries, wages and benefits and operating lease line items, respectively. The Company also incurred expense of $9,197 for various other integration and transaction related costs which were largely included in other operating expenses during 2015.

CST Acquisitions

As part of the Company's strategy to expand its Intermodal operations, in May 2017, we acquired certain assets of Atlantic Trucking Company, Inc., Heavy Duty Equipment Leasing, LLC, Atlantic Logistics, LLC and Transportation Holdings, Inc. (together referred to as “Atlantic” in this note) for $22,500 and a potential earnout of $1,000. The acquisition was funded by a combination of cash on hand and funds from our revolving credit facility. Atlantic was a privately held provider of intermodal, drayage and related services headquartered in Charleston, South Carolina. It also has terminal operations in Atlanta, Charlotte, Houston, Jacksonville, Memphis, Nashville, Norfolk and Savannah. These locations allow Intermodal to significantly expand its footprint in the southeastern region. In October 2017, we also acquired certain assets of Kansas City Logistics, LLC ("KCL") for $640 and a potential earnout of $100. KCL provides CST with an expanded footprint in the Kansas and Missouri markets. During the year ended December 31, 2016, Atlantic generated approximately $62,300 in revenue. In January 2016, the Company also acquired certain assets of Ace Cargo, LLC ("Ace") for $1,700, and in August 2016, we acquired certain assets of Triumph Transport, Inc. and Triumph Repair Service, Inc. (together referred to as “Triumph”) for $10,100 and an earnout of $1,250 paid in September 2017. These acquisitions provided an opportunity for our Intermodal operations to expand into additional Midwest markets. The assets, liabilities, and operating results of these collective acquisitions have been included in the Company's consolidated financial statements from their dates of acquisition and have been included in the Intermodal reportable segment.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2017
(In thousands, except share and per share data)

Allocations of Purchase Prices

The following table presents the allocations of the previously discussed purchase prices to the assets acquired and liabilities assumed based on their estimated fair values and resulting residual goodwill (in thousands):

	Towne	Ace & Triumph	Atlantic	KCL
	March 9, 2015	January & August 2016	May 7, 2017	October 22, 2017
Tangible assets:
Accounts receivable	$24,068	$—	$—	$—
Prepaid expenses and other current assets	2,916	—	—	—
Property and equipment	2,095	1,294	1,821	223
Other assets	614	—	—	—
Total tangible assets	29,693	1,294	1,821	223
Intangible assets:
Non-compete agreements	—	139	1,150	6
Customer relationships	66,000	5,335	13,400	234
Goodwill	59,666	6,282	6,719	277
Total intangible assets	125,666	11,756	21,269	517
Total assets acquired	155,359	13,050	23,090	740

Liabilities assumed:
Current liabilities	28,920	—	590	100
Other liabilities	3,886	1,250	—	—
Debt and capital lease obligations	59,544	—	—	—
Deferred income taxes	1,131	—	—	—
Total liabilities assumed	93,481	1,250	590	100
Net assets acquired	$61,878	$11,800	$22,500	$640

The acquired definite-live intangible assets have the following useful lives:

Useful Lives
	Towne	Ace & Triumph	Atlantic	KCL
Customer relationships	20 years	15 years	15 years	15 years
Non-competes	-	5 years	5 years	2 years

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

Goodwill

The Company conducted its annual impairment assessments and tests of goodwill for each reporting unit as of June 30, 2017.  The first step of the goodwill impairment test is the Company's assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the reporting unit's carrying amount, including goodwill.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2017
(In thousands, except share and per share data)

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

The Company conducted its annual impairment assessments and tests of goodwill for each reporting unit as of June 30, 2017 and no impairment charges were required. Further, due to Total Quality, Inc. ("TQI") performance falling short of the projections used in our June 2017 impairment assessment, the Company believed there were indicators of impairment as of December 31, 2017. Therefore, the Company performed an additional impairment assessment and determined TQI's goodwill was not impaired as of December 31, 2017.

In 2016, due to the financial performance of the TQI reporting unit falling notably short of previous projections the Company reduced TQI's projected cash flows and as a result the estimate of TQI's fair value no longer exceeded the respective carrying value. Consequently, the Company recorded a goodwill impairment charge of $25,686 for the TQI reporting unit during the year ended December 31, 2016.

The following is a summary of the changes in goodwill for the year ended December 31, 2017. Approximately $112,527 of goodwill is deductible for tax purposes.

	Expedited LTL		Truckload Premium		Pool Distribution		Intermodal		Total
		Accumulated		Accumulated		Accumulated		Accumulated
	Goodwill	Impairment	Goodwill	Impairment	Goodwill	Impairment	Goodwill	Impairment	Net
Ending balance, December 31, 2016	$97,593	$—	$45,164	$(25,686)	$12,359	$(6,953)	$62,198	$—	$184,675
Atlantic & KCL Acquisitions	$—	$—	$—	$—	$—	$—	$6,996	$—	$6,996
Ending balance, December 31, 2017	$97,593	$—	$45,164	$(25,686)	$12,359	$(6,953)	$69,194	$—	$191,671

Other Acquired Intangibles

Through acquisitions, the Company acquired customer relationships, non-compete agreements and trade names having weighted-average useful lives of 15.9, 5.2 and 4.0 years, respectively.  Amortization expense on acquired customer relationships, non-compete agreements and trade names for each of the years ended December 31, 2017, 2016 and 2015 was $10,193, $10,122 and $10,905, respectively.

As of December 31, 2017, definite-lived intangible assets are comprised of the following:

	Acquired Intangibles	Accumulated Amortization	Accumulated Impairment	Net Acquired Intangibles
Customer relationships	$193,209	$66,986	$16,501	$109,722
Non-compete agreements	4,566	3,074	—	1,492
Trade name	1,500	1,467	—	33
Total	$199,275	$71,527	$16,501	$111,247

As of December 31, 2016, definite-lived intangible assets are comprised of the following:

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2017
(In thousands, except share and per share data)

	Acquired Intangibles	Accumulated Amortization	Accumulated Impairment	Net Acquired Intangibles
Customer relationships	$179,575	$57,390	$16,501	$105,684
Non-compete agreements	3,410	2,677	—	733
Trade name	1,500	1,267	—	233
Total	$184,485	$61,334	$16,501	$106,650

The estimated amortization expense for the next five years on definite-lived intangible assets as of December 31, 2017 is as follows:

	2018	2019	2020	2021	2022
Customer relationships	$8,399	$8,319	$8,319	$8,177	$7,976
Non-compete agreements	464	289	259	246	78
Trade name	33	—	—	—	—
Total	$8,896	$8,608	$8,578	$8,423	$8,054

Additionally, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Impairment is recognized on assets classified as held and used when the sum of undiscounted estimated cash flows expected to result from the use of the asset is less than the carrying value. If such measurement indicates a possible impairment, the estimated fair value of the asset is compared to its net book value to measure the impairment charge, if any. In conjunction with the June 30, 2016 TQI goodwill impairment assessment the Company determined there were indicators that TQI's customer relationship and non-compete intangible assets were impaired, as the undiscounted cash flows associated with the applicable assets no longer exceeded the related assets' net book values. The Company estimated the fair value of the customer relationship and non-compete assets using an income approach (level 3). Under this method, an intangible asset's fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To estimate fair value, the Company used cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset. The Company believed the level and timing of cash flows appropriately reflected market participant assumptions. As a result of these estimates the Company recorded an impairment charge of $16,501 related to TQI customer relationships during the year ended December 31, 2016. The Company incurred no such impairment charge during the year ended December 31, 2017.

3.        Debt and Capital Lease Obligations

Credit Facilities

On September 29, 2017, the Company entered into a five-year senior unsecured revolving credit facility (the “Facility”) with a maximum aggregate principal amount of $150,000, with a sublimit of $30,000 for letters of credit and a sublimit of $30,000 for swing line loans. The Facility may be increased by up to $100,000 to a maximum aggregate principal amount of $250,000 pursuant to the terms of the credit agreement, subject to the lenders’ agreement to increase their commitments or the addition of new lenders extending such commitments. Such increases to the Facility may be in the form of additional revolving credit loans, term loans or a combination thereof, and are contingent upon there being no events of default under the Facility and satisfaction of other conditions precedent and are subject to the other limitations set forth in the credit agreement.

The Facility is scheduled to mature in September 2022. The proceeds were used to refinance existing indebtedness of the Company and may also be used for working capital, capital expenditures and other general corporate purposes. The Facility refinanced the Company’s obligations for its unsecured credit facility under the credit agreement dated as of February 4, 2015, as amended, which was terminated as of the date of the new Facility.

Unless the Company elects otherwise under the credit agreement, interest on borrowings under the Facility is based on the highest of (a) the federal funds rate (not less than 0%) plus 0.5%, (b) the administrative agent's prime rate and (c) the LIBOR Rate plus 1.0%, in each case plus a margin that can range from 0.3% to 0.8% with respect to the Facility depending on the

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2017
(In thousands, except share and per share data)

Company’s ratio of consolidated funded indebtedness to earnings before interest, taxes, depreciation and amortization, as set forth in the credit agreement. Payments of interest for each loan that is based on the LIBOR Rate are due in arrears on the last day of the interest period applicable to such loan (with interest periods of one, two or three months being available, at the Company’s option). Payments of interest on loans that are not based on the LIBOR Rate are due on the last day of each quarter ended March 31, June 30, September 30 and December 31 of each year. All unpaid amounts of principal and interest are due at maturity. As of December 31, 2017, the Company had $40,500 in borrowings outstanding under the revolving credit facility, $7,932 utilized for outstanding letters of credit and $101,568 of available borrowing capacity under the revolving credit facility. The interest rate on the outstanding borrowings under the facility was 2.9% at December 31, 2017.

The Facility contains customary events of default including, among other things, payment defaults, breach of covenants, cross acceleration to material indebtedness, bankruptcy-related defaults, material judgment defaults, and the occurrence of certain change of control events. The occurrence of an event of default may result in, among other things, the termination of the Facilities, acceleration of repayment obligations and the exercise of remedies by the lenders with respect to the Company and its subsidiaries that are party to the Facility. The Facility also contains financial covenants and other covenants that, among other things, restrict the ability of the Company and its subsidiaries, without the approval of the required lenders, to engage in certain mergers, consolidations, asset sales, dividends and stock repurchases, investments, and other transactions or to incur liens or indebtedness in excess of agreed thresholds, as set forth in the credit agreement.

The Facility replaced the Company's previously existing unsecured credit facility, which had a maximum aggregate principal amount of $275,000, including a revolving credit facility of $150,000 and a term loan facility of $125,000. The previous revolving credit facility was scheduled to expire in February 2020.

Capital Leases

Primarily through acquisitions, the Company assumed several equipment leases that met the criteria for classification as a capital lease.  The leased equipment is being amortized over the shorter of the lease term or useful life.

Property and equipment include the following amounts for assets under capital leases:

	December 31, 2017	December 31, 2016
Equipment	$635	$635
Accumulated amortization	(413)	(307)
	$222	$328

Amortization of assets under capital leases is included in depreciation and amortization expense.

Future minimum payments, by year and in the aggregate, under non-cancelable capital leases with initial or remaining terms of one year or more consist of the following at December 31, 2017:

2018	$391
2019	325
2020	60
2021	—
2022	—
Thereafter	—
Total	776
Less amounts representing interest	52
Present value of net minimum lease payments (including current portion of $359)	$724

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2017
(In thousands, except share and per share data)

Interest Payments

Interest payments during 2017, 2016 and 2015 were $1,193, $1,770 and $2,017, respectively.  No interest was capitalized during the years ended December 31, 2017, 2016 and 2015.

4.        Shareholders' Equity, Stock Options and Net Income per Share

Preferred Stock

There are 5,000,000 shares of preferred stock with a par value of $0.01 authorized, but no shares have been issued to date.

Cash Dividends

During each quarter of 2017 and the fourth quarter of 2016, the Company’s Board of Directors declared a cash dividend of $0.15 per share of Common Stock. During the first, second and third quarters of 2016 and each quarter of 2015, the Company's Board of Directors declared a cash dividend of $0.12 per share of Common Stock. On February 6, 2018, the Company’s Board of Directors declared a $0.15 per share dividend that will be paid in the first quarter of 2018. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

Repurchase of Common Stock
On July 21, 2016, our Board of Directors approved a stock repurchase plan that authorized the repurchase of up to 3,000,000 shares of the Company's Common Stock. Under the 2016 repurchase plan, during the year ended December 31, 2017, we repurchased 947,819 shares of Common Stock for $48,983, or $51.68 per share. As of December 31, 2017, 1,818,665 shares remain that may be repurchased.

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

In May 2016, with the approval of shareholders, the Company adopted the 2016 Omnibus Incentive Compensation Plan (the “Omnibus Plan”) to reserve for issuance 2,000,000 common shares. With the adoption of the Omnibus Plan, no further awards will be issued under the 1999 Amended Plan. As of December 31, 2017, there were approximately 1,691,567 shares remaining available for grant under the Omnibus Plan.

Employee Activity - Options

The following tables summarize the Company’s employee stock option activity and related information for the years ended December 31, 2017, 2016 and 2015:

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2017
(In thousands, except share and per share data)

	2017		2016		2015
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
	(000)	Price	(000)	Price	(000)	Price

Outstanding at beginning of year	564	$41	786	$32	1,363	$28
Granted	128	48	137	44	96	50
Exercised	(206)	35	(346)	24	(659)	26
Forfeited	(46)	46	(13)	35	(14)	29
Outstanding at end of year	440	$45	564	$41	786	$32
Exercisable at end of year	226	$42	331	$37	586	$28
Weighted-average fair value of options granted during the year	$13		$12		$15
Aggregate intrinsic value for options exercised	$3,569		$7,803		$16,191
Average aggregate intrinsic value for options outstanding	$3,387
Average aggregate intrinsic value for exercisable options	$2,259

					Outstanding		Exercisable
				Weighted-	Weighted-		Weighted-
Range of			Number	Average	Average	Number	Average
Exercise			Outstanding	Remaining	Exercise	Exercisable	Exercise
Price			(000)	Contractual Life	Price	(000)	Price
36.55	-	37.14	83	1.6	36.85	83	36.85
41.32	-	44.90	159	4.4	43.29	90	43.07
45.34	-	48.32	123	6.0	47.73	10	46.44
50.71	-	53.73	70	4.3	51.03	43	50.81
57.18	-	57.18	5	7.0	57.18	—	—
$36.55	-	57.18	440	3.5	$44.70	226	$42.39

	Year ended
	December 31, 2017	December 31, 2016	December 31, 2015
Shared-based compensation for options	$1,313	$1,473	$1,386
Tax benefit for option compensation	$466	$546	$542
Unrecognized compensation cost for options	$1,647
Weighted average period over which unrecognized compensation will be recognized (years)	1.8

Employee Activity – Non-vested shares

Non-vested share grants to employees vest ratably over a three-year period. The following tables summarize the Company's employee non-vested share activity and related information:

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2017
(In thousands, except share and per share data)

	Year ended
	2017		2016		2015
		Weighted-		Weighted-		Weighted-
	Non-vested	Average	Non-vested	Average	Non-vested	Average
	Shares	Grant Date	Shares	Grant Date	Shares	Grant Date
	(000)	Fair Value	(000)	Fair Value	(000)	Fair Value

Outstanding and non-vested at beginning of year	222	$45	191	$46	190	$40
Granted	126	48	134	44	100	51
Vested	(105)	45	(94)	44	(93)	39
Forfeited	(16)	47	(9)	45	(6)	45
Outstanding and non-vested at end of year	227	$47	222	$45	191	$46
Aggregate grant date fair value	$10,618		$10,108		$8,773
Total fair value of shares vested during the year	$5,040		$4,064		$4,694

	Year ended
	December 31, 2017	December 31, 2016	December 31, 2015
Shared-based compensation for non-vested shares	$5,045	$4,614	$4,070
Tax benefit for non-vested share compensation	$1,791	$1,712	$1,591
Unrecognized compensation cost for non-vested shares	$6,137
Weighted average period over which unrecognized compensation will be recognized (years)	1.7

Employee Activity – Performance shares

In 2017, 2016 and 2015, the Company granted performance shares to key employees. Under the terms of the performance share agreements, on the third anniversary of the grant date, the Company will issue to the employees a calculated number of common stock shares based on the three year performance of the Company's total shareholder return as compared to the total shareholder return of a selected peer group. No shares may be issued if the Company total shareholder return outperforms 25% or less of the peer group, but the number of shares issued may be doubled if the Company total shareholder return performs better than 90% of the peer group.

The following tables summarize the Company's employee performance share activity, assuming median share awards, and related information:

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2017
(In thousands, except share and per share data)

	Year ended
	2017		2016		2015
		Weighted-		Weighted-		Weighted-
	Non-vested	Average	Non-vested	Average	Non-vested	Average
	Shares	Grant Date	Shares	Grant Date	Shares	Grant Date
	(000)	Fair Value	(000)	Fair Value	(000)	Fair Value

Outstanding and non-vested at beginning of year	80	$55	77	$52	74	$44
Granted	27	56	29	49	27	67
Additional shares awarded based on performance	—	—	7	40	—	—
Vested	—	—	(33)	40	(24)	45
Forfeited	(38)	51	—	—	—	—
Outstanding and non-vested at end of year	69	$58	80	$55	77	$52
Aggregate grant date fair value	$3,980		$4,373		$4,016

	Year ended
	December 31, 2017	December 31, 2016	December 31, 2015
Shared-based compensation for performance shares	$1,045	$1,447	$1,308
Tax benefit for performance share compensation	$371	$537	$512
Unrecognized compensation cost for performance shares	$1,383
Weighted average period over which unrecognized compensation will be recognized (years)	1.7

Employee Activity – Employee Stock Purchase Plan

Under the ESPP, at December 31, 2017, the Company is authorized to issue up to a remaining 371,859 shares of Common Stock to employees of the Company. For the years ended December 31, 2017, 2016 and 2015, participants under the ESPP purchased 9,954, 11,174, and 10,805 shares, respectively, at an average price of $46.01, $39.50, and $41.55 per share, respectively. The weighted-average fair value of each purchase right under the ESPP granted for the years ended December 31, 2017, 2016 and 2015, which is equal to the discount from the market value of the Common Stock at the end of each six month purchase period, was $9.26, $6.46, and $5.82 per share, respectively. Share-based compensation expense of $92, $72, and $61 was recognized in salaries, wages and employee benefits, during the years ended December 31, 2017, 2016 and 2015, respectively.

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

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2017
(In thousands, except share and per share data)

credit the director with dividend equivalent payments in the form of additional deferred stock units for each cash dividend payment made by the Company.

In May 2016, with the approval of shareholders, the Company further amended the Amended Plan to reserve for issuance an additional 160,000 common shares, increasing the total number of reserved common shares under the Amended Plan to 360,000. As of December 31, 2017, there were approximately 148,019 shares remaining available for grant.

The following tables summarize the Company's non-employee non-vested share activity and related information:

	Year ended
	2017		2016		2015
	Non-vested		Non-vested		Non-vested
	Shares and	Weighted-	Shares and	Weighted-	Shares and	Weighted-
	Deferred	Average	Deferred	Average	Deferred	Average
	Stock Units	Grant Date	Stock Units	Grant Date	Stock Units	Grant Date
	(000)	Fair Value	(000)	Fair Value	(000)	Fair Value

Outstanding and non-vested at beginning of year	16	$44	15	$51	15	$44
Granted	14	52	16	44	14	51
Vested	(16)	44	(15)	51	(14)	43
Forfeited	(3)	49	—	—	—	—
Outstanding and non-vested at end of year	11	$52	16	$44	15	$51
Aggregate grant date fair value	$742		$688		$740
Total fair value of shares vested during the year	$809		$639		$727

	Year ended
	December 31, 2017	December 31, 2016	December 31, 2015
Shared-based compensation for non-vested shares	$608	$728	$661
Tax benefit for non-vested share compensation	$216	$263	$259
Unrecognized compensation cost for non-vested shares	$215
Weighted average period over which unrecognized compensation will be recognized (years)	0.4

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2017
(In thousands, except share and per share data)

Net Income per Share

The following table sets forth the computation of net income per basic and diluted share:

	2017	2016	2015
Numerator:
Net income and comprehensive income	$87,321	$27,670	$55,575
Income allocated to participating securities	(700)	(212)	(369)
Numerator for basic and diluted income per share - net income	86,621	27,458	55,206

Denominator:
Denominator for basic net income per share - weighted-average shares (in thousands)	29,867	30,283	30,728
Effect of dilutive stock options (in thousands)	64	130	277
Effect of dilutive performance shares (in thousands)	33	31	35
Denominator for diluted net income per share - adjusted weighted-average shares (in thousands)	29,964	30,444	31,040
Basic net income per share	$2.90	$0.91	$1.80
Diluted net income per share	$2.89	$0.90	$1.78

The number of instruments that could potentially dilute net income per basic share in the future, but that were not included in the computation of net income per diluted share because to do so would have been anti-dilutive for the periods presented, are as follows:

	2017	2016	2015
Anti-dilutive stock options (in thousands)	172	310	184
Anti-dilutive performance shares (in thousands)	—	—	24
Total anti-dilutive shares (in thousands)	172	310	208

5.        Income Taxes

Tax Reform

On December 22, 2017, President Trump signed into law H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (this legislation was formerly called the “Tax Cuts and Jobs Act” and is referred to herein as the “U.S. Tax Act”). The U.S. Tax Act provides for significant changes in the U.S. Internal Revenue Code of 1986, as amended. The U.S. Tax Act contains provisions with separate effective dates but is generally effective for taxable years beginning after December 31, 2017.

Beginning on January 1, 2018, the U.S. Tax Act lowers the U.S. corporate income tax rate from 35% to 21% on our U.S. earnings from that date and beyond. The revaluation of our U.S. deferred tax assets and liabilities to the 21% corporate tax rate reduced our net U.S. deferred income tax liability by approximately $15,901 which is reflected as a reduction in our income tax expense in our results for the quarter and year ended December 31, 2017.

The ultimate impact of the U.S. Tax Act on our reported results in 2018 may differ from the estimates provided herein, possibly materially, due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued, and other actions we may take as a result of the U.S. Tax Act different from that presently contemplated. On December 22, 2017, the SEC staff issued SAB 118 that allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We currently are analyzing the 2017 Tax Act, and in certain areas, have made reasonable

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2017
(In thousands, except share and per share data)

estimates of the effects on our consolidated financial statements and tax disclosures, including the changes to our existing deferred tax balances.

Income Taxes

The provision for income taxes consists of the following:

	2017	2016	2015
Current:
Federal	$28,556	$24,139	$8,319
State	4,043	3,052	1,242
	32,599	27,191	9,561
Deferred:
Federal	(12,011)	3,256	12,477
State	(457)	269	2,054
	(12,468)	3,525	14,531
	$20,131	$30,716	$24,092

The tax benefit associated with the exercise of stock options and the vesting of non-vested shares recorded to additional paid in capital during the years ended December 31, 2016 and 2015 were $1,732 and $5,413, respectively, and are reflected as an increase in additional paid-in capital in the accompanying consolidated statements of shareholders’ equity. For 2017, FASB guidance required the recognition of the income tax effects of awards in the income statement when the awards vest or are settled thus eliminating additional paid in capital ("APIC") pools.

The historical income tax expense differs from the amounts computed by applying the federal statutory rate of 35.0% to income before income taxes as follows:

	2017	2016	2015
Tax expense at the statutory rate	$37,608	$20,435	$27,883
State income taxes, net of federal benefit	2,339	2,229	2,178
Non-deductible transaction costs	—	—	394
Share based compensation	(366)	—	—
Incentive stock options	32	(88)	(120)
Other permanent differences	252	474	216
TQI goodwill impairment	—	8,990	—
Deferred tax asset valuation allowance	78	(2)	(11)
Federal qualified property deductions	(2,075)	(1,311)	(6,066)
Federal income tax credits	(58)	—	(732)
Non-taxable acquisitions	(568)	—	—
Rate impact on deferred tax liabilities	(15,901)	—	—
Other	(1,210)	(11)	350
	$20,131	$30,716	$24,092

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2017
(In thousands, except share and per share data)

	December 31, 2017	December 31, 2016
Deferred tax assets:
Accrued expenses	$7,905	$9,647
Allowance for doubtful accounts	777	662
Share-based compensation	3,002	5,005
Accruals for income tax contingencies	251	252
Net operating loss carryforwards	4,733	10,231
Total deferred tax assets	16,668	25,797
Valuation allowance	(360)	(282)
Total deferred tax assets, net of valuation allowance	16,308	25,515
Deferred tax liabilities:
Tax over book depreciation	19,402	29,416
Intangible assets	11,108	17,588
Prepaid expenses deductible when paid	3,460	4,862
Goodwill	11,741	15,520
Total deferred tax liabilities	45,711	67,386
Net deferred tax liabilities	$(29,403)	$(41,871)

Total income tax payments, net of refunds, during fiscal years 2017, 2016 and 2015 were $36,110, $10,628 and $25,264, respectively.

As a result of the Towne acquisition the Company has approximately $18,586, $27,050 and $36,034 of federal net operating losses as of December 31, 2017, 2016 and 2015 respectively, that will expire between 2020 and 2030. The Company expects to be able to fully utilize these federal net operating losses before they expire.

At December 31, 2017 and 2016, the Company had state net operating loss carryforwards of $18,126 and $18,155, respectively, that will expire between 2017 and 2030. Also, the use of these state net operating losses is limited to the future taxable income of separate legal entities. Based on expectations of future taxable income, management believes that it is more likely than not that the results of operations for certain separate legal entities will not generate sufficient taxable income to realize portions of these net operating loss benefits for state loss carryforwards.  As a result, a valuation allowance has been provided for the state loss carryforwards for these specific legal entities. The valuation allowance on these state loss carryforwards increased $78 during 2017, but the valuation allowance decreased $2 during 2016.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2017
(In thousands, except share and per share data)

Liability for
Unrecognized Tax
Benefits
Balance at December 31, 2014	771
Reductions for settlement with state taxing authorities	(64)
Additions for tax positions of current year	66
Balance at December 31, 2015	773
Reductions for settlement with state taxing authorities	(247)
Additions for tax positions of current year	56
Balance at December 31, 2016	$582
Reductions for settlement with state taxing authorities	$(14)
Additions for tax positions of prior years	$400
Additions for tax positions of current year	$366
Balance at December 31, 2017	$1,334

Included in the liability for unrecognized tax benefits at December 31, 2017 and December 31, 2016 are tax positions of $1,334 and $582, respectively, which represents tax positions where the realization of the ultimate benefit is uncertain and the disallowance of which would affect the Company’s annual effective income tax rate.

Included in the liability for unrecognized tax benefits at December 31, 2017 and December 31, 2016, are accrued penalties of $105 and $103, respectively.  The liability for unrecognized tax benefits at December 31, 2017 and December 31, 2016 also included accrued interest of $201 and $184, respectively.

6.        Operating Leases

The Company leases certain facilities under noncancellable operating leases that expire in various years through 2025. Certain leases may be renewed for periods varying from one to ten years.  The Company has entered into or assumed through acquisition several operating leases for tractors, straight trucks and trailers with original lease terms between three and five years.  These leases expire in various years through 2023 and may not be renewed beyond the original term.

Sublease rental income, was $1,923, $1,517 and $1,611 in 2017, 2016 and 2015, respectively.  In 2018, the Company expects to receive aggregate future minimum rental payments under noncancellable subleases of approximately $1,206.  Noncancellable subleases expire between 2018 and 2021.

Future minimum rental payments under noncancellable operating leases with initial or remaining terms in excess of one year consisted of the following at December 31, 2017:

2018	$42,051
2019	34,693
2020	22,393
2021	11,282
2022	4,948
Thereafter	2,281
Total	$117,648

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
December 31, 2017
(In thousands, except share and per share data)

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

The Company estimates its self-insurance loss exposure by evaluating the merits and circumstances surrounding individual known claims and by performing hindsight and actuarial analysis to determine an estimate of probable losses on claims incurred but not reported.  Such losses should be be realized immediately as the events underlying the claims have already occurred as of the balance sheet dates.

Because of the uncertainty of the ultimate resolution of outstanding claims, as well as uncertainty regarding claims incurred but not reported, it is possible that management’s provision for these losses could change materially in the near term. However, no estimate can currently be made of the range of additional loss that is at least reasonably possible.

As of December 31, 2017, the Company had commitments to purchase trailers and forklifts for approximately $29,607 during 2018.

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

Employer contributions vest 20.0% after two years of service and continue vesting 20.0% per year until fully vested. The Company’s matching contributions expensed in 2017, 2016 and 2015 were approximately $1,441, $1,056 and $1,178, respectively.

9.        Financial Instruments

Off Balance Sheet Risk

At December 31, 2017, the Company had letters of credit outstanding totaling $7,932.

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Accounts receivable and accounts payable: The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair value based on their short-term nature.

The Company’s revolving credit facility and term loan bear variable interest rates plus additional basis points based upon covenants related to total indebtedness to earnings. As the term loan bears a variable interest rate and there have been no significant changes to our credit rating, the carrying value approximates fair value. Using interest rate quotes and discounted cash flows, the Company estimated the fair value of its outstanding capital lease obligations as follows:

	December 31, 2017		December 31, 2016
	Carrying Value	Fair Value	Carrying Value	Fair Value
Capital lease obligations	$724	$744	$1,072	$1,139

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2017
(In thousands, except share and per share data)

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

Except for certain insurance activity, the accounting policies of the segments are the same as those described in the summary of significant accounting policies disclosed in Note 1. For workers compensation and vehicle claims each segment is charged an insurance premium and is also charged a deductible that corresponds with the our corporate deductibles disclosed in Note 1. However, any losses beyond our deductibles and any loss development factors applied to our outstanding claims as a result of actuary analysis are not passed to the segments, but recorded at the corporate level within Eliminations and Other.

Segment data includes intersegment revenues.  Costs of the corporate headquarters and shared services are allocated to the segments based on usage. The expense associated with shared operating assets, such as trailers, are allocated between operating segments based on usage. However, the carrying value of the asset's basis are not allocated. The Company evaluates the performance of its segments based on income from operations.  The Company’s business is conducted in the U.S. and Canada.

The following tables summarize segment information about results from operations and assets used by the chief operating decision maker of the Company in making decisions regarding allocation of assets and resources as of and for the years ended December 31, 2017, 2016 and 2015.

Year ended December 31, 2017	Expedited LTL	Truckload Premium Services	Pool Distribution	Intermodal	Eliminations & Other	Consolidated
External revenues	$616,245	$171,970	$163,932	$148,669	$—	$1,100,816
Intersegment revenues	3,534	7,350	289	238	(11,411)	—
Depreciation and amortization	22,103	6,328	6,773	5,848	3	41,055
Share-based compensation expense	6,776	378	387	562	—	8,103
Interest expense	3	2	—	48	1,156	1,209
Income (loss) from operations	88,142	3,248	6,378	12,673	(1,769)	108,672
Total assets	629,091	65,829	55,970	147,773	(210,947)	687,716
Capital expenditures	36,650	33	1,068	514	—	38,265

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2017
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

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2017
(In thousands, except share and per share data)

11.        Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2017 and 2016:

	2017
	March 31	June 30	September 30	December 31
Operating revenue	246,982	267,518	280,201	306,116
Income from operations	23,189	29,809	26,898	28,776
Net income	14,243	19,550	18,155	35,374

Net income per share:
Basic	$0.47	$0.65	$0.60	$1.19
Diluted	$0.47	$0.64	$0.60	$1.18

	2016
	March 31	June 30	September 30	December 31
Operating revenue	229,548	238,637	249,552	264,793
Income from operations	21,404	(14,348)	24,700	28,223
Net income	13,099	(10,066)	11,931	12,706

Net income per share:
Basic	$0.43	$(0.33)	$0.39	$0.42
Diluted	$0.43	$(0.33)	$0.39	$0.42

Forward Air Corporation
Schedule II — Valuation and Qualifying Accounts
(In thousands)

Col. A	Col. B	Col. C		Col. D		Col. E
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts Described	Deductions -Described		Balance at End of Period
Year ended December 31, 2017
Allowance for doubtful accounts	1,309	1,814	—	581	(2)	2,542
Allowance for revenue adjustments (1)	405	3,055	—	2,996	(3)	464
Income tax valuation	282	78	—	—		360
	1,996	4,947	—	3,577		3,366
Year ended December 31, 2016
Allowance for doubtful accounts	$1,310	$258	$—	$259	(2)	$1,309
Allowance for revenue adjustments (1)	1,095	2,020	—	2,710	(3)	405
Income tax valuation	284	(2)	—	—		282
	2,689	2,276	—	2,969		1,996
Year ended December 31, 2015
Allowance for doubtful accounts	$2,155	$33	$—	$878	(2)	$1,310
Allowance for revenue adjustments (1)	408	4,793	—	4,106	(3)	1,095
Income tax valuation	273	11	—	—		284
	2,836	4,837	—	4,984		2,689

(1) Represents an allowance for adjustments to accounts receivable due to disputed rates, accessorial charges and other aspects of previously billed shipments.
(2) Represents uncollectible accounts written off, net of recoveries
(3) Represents adjustments to billed accounts receivable

S-1

EXHIBIT INDEX
No.		Exhibit
3.1
Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999 (File No. 0-22490))

3.2
Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2017)

4.1
Form of Forward Air Corporation Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 filed with the Securities and Exchange Commission on November 16, 1998 (File No. 0-22490))

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

10.4		Form of Director Indemnification Agreement
10.5	*
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

10.15	*
Forward Air Corporation Recoupment Policy, effective as of January 1, 2013 (incorporated herein by reference to Exhibit 10.2 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2012 (File No. 0-22490))

10.16	*
Forward Air Corporation Amended and Restated Stock Option and Incentive Plan, as further amended and restated on February 7, 2013 (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2013 (File No. 0-22490))

10.17	*
Form of Non-Qualified Stock Option Agreement for an award granted in February 2013, under the registrant's Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed with the Securities and Exchange Commission on April 25, 2013 (File No. 0-22490))

10.18	*
Amended and Restated Non-Employee Director Stock Plan, as further amended and restated on February 8, 2013 (incorporated herein by reference to Exhibit 10.5 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed with the Securities and Exchange Commission on April 25, 2013 (File No. 0-22490))

10.19
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

10.20
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

10.21
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

10.22
First Amendment to the Forward Air Corporation Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, filed with the Securities and Exchange Commission on April 27, 2016 (File No. 0-22490))

10.23	*
Form of Nonqualified Stock Option Agreement under the registrant’s Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2016 (File No. 0-22490))

10.24	*
Form of CEO Nonqualified Stock Option Agreement under the registrant’s Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2016 (File No. 0-22490))

10.25	*
Form of Restricted Stock Agreement under the registrant’s Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2016 (File No. 0-22490))

10.26	*
Form of CEO Restricted Stock Agreement under the registrant’s Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2016 (File No. 0-22490))

10.27	*
Form of Performance Share Agreement under the registrant’s Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.5 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2016 (File No. 0-22490))

10.28	*
Form of CEO Performance Share Agreement under the registrant’s Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2016 (File No. 0-22490))

10.29	*
Form of Non-Employee Director Restricted Stock Units Agreement under the registrant’s Amended and Restated Non- Employee Director Stock Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2016 (File No. 0-22490))

10.30	*
Form of Non-Employee Director Restricted Stock Agreement under the registrant’s Amended and Restated Non-Employee Director Stock Plan (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2016 (File No. 0-22490))

10.31	*
Michael J. Morris Offer Letter dated as of May 24, 2016 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2016 (File No. 0-22490))

10.32	*
Form of Employee Restricted Share Agreement under the registrant’s 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 filed with the Securities and Exchange Commission on July 27, 2016))

10.33	*
Form of CEO Nonqualified Stock Option Agreement under the registrant’s 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.41 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2017)

10.34	*
Form of CEO Performance Share Agreement under the registrant’s 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.42 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2017)

10.35	*
Form of CEO Restricted Stock Agreement under the registrant’s 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.43 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2017)

10.36	*
Form of Nonqualified Stock Option Agreement under the registrant’s 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.44 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2017)

10.37	*
Form of Performance Share Agreement under the registrant’s 2016 Omnibus Compensation Plan (incorporated herein by reference to Exhibit 10.45 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2017)

10.38	*
Form of Notice of Grant of Performance Shares under the registrant’s 2016 Omnibus Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 27, 2017)

10.39	*
Executive Mortgage Assistance Agreement (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 27, 2017)

10.40	*	Severance Agreement (incorporated herein by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 27, 2017)
10.41	*
2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 27, 2017)

10.42	*
Amended and Restated Non-Employee Director Stock Plan (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 27, 2017)

10.43
Credit Agreement dated September 29, 2017 among Forward Air Corporation and Forward Air, Inc., as the borrowers, the subsidiaries of the borrowers identified therein as the guarantors, Bank of America, N.A., U.S. Bank National Association and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2017)

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