Form 10-Q
period 2018-03-31
FORWARD AIR CORP
filed 2018-04-26
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2018
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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of April 23, 2018 was 29,414,997.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited).

Forward Air Corporation
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)
(Unaudited)
	March 31, 2018	December 31, 2017
		(As Adjusted)
Assets
Current assets:
Cash	$12,735	$3,893
Accounts receivable, less allowance of $3,158 in 2018 and $3,006 in 2017	146,191	147,948
Other current assets	11,147	15,807
Total current assets	170,073	167,648

Property and equipment	402,688	399,235
Less accumulated depreciation and amortization	199,088	193,123
Total property and equipment, net	203,600	206,112
Goodwill and other acquired intangibles:
Goodwill	191,671	191,671
Other acquired intangibles, net of accumulated amortization of $73,837 in 2018 and $71,527 in 2017	108,938	111,247
Total goodwill and other acquired intangibles, net	300,609	302,918
Other assets	15,925	15,944
Total assets	$690,207	$692,622

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$30,004	$30,723
Accrued expenses	35,976	35,069
Current portion of debt and capital lease obligations	351	359
Total current liabilities	66,331	66,151

Long-term debt and capital lease obligations, less current portion	40,522	40,588
Other long-term liabilities	24,118	24,104
Deferred income taxes	32,793	29,080

Shareholders’ equity:
Preferred stock	—	—
Common stock, $0.01 par value: Authorized shares - 50,000,000, Issued and outstanding shares - 29,161,999 in 2018 and 29,454,062 in 2017	290	295
Additional paid-in capital	197,607	195,346
Retained earnings	328,546	337,058
Total shareholders’ equity	526,443	532,699
Total liabilities and shareholders’ equity	$690,207	$692,622

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three months ended
	March 31, 2018	March 31, 2017
		(As Adjusted)
Operating revenue	$302,608	$262,046

Operating expenses:
Purchased transportation	139,666	117,695
Salaries, wages and employee benefits	69,581	61,928
Operating leases	17,964	15,601
Depreciation and amortization	10,690	10,033
Insurance and claims	7,153	5,806
Fuel expense	5,554	3,680
Other operating expenses	27,765	23,560
Total operating expenses	278,373	238,303
Income from operations	24,235	23,743

Other income (expense):
Interest expense	(371)	(282)
Other, net	—	(26)
Total other income (expense)	(371)	(308)
Income before income taxes	23,864	23,435
Income tax expense	6,123	8,854
Net income and comprehensive income	$17,741	$14,581

Net income per share:
Basic	$0.60	$0.48
Diluted	$0.60	$0.48

Dividends per share:	$0.15	$0.15

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended
	March 31, 2018	March 31, 2017

		(As Adjusted)
Operating activities:
Net income	$17,741	$14,581
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	10,690	10,033
Share-based compensation	2,261	1,962
Loss on disposal of property and equipment	82	488
Provision for loss on receivables	134	22
Provision for revenue adjustments	817	718
Deferred income tax	3,713	131
Changes in operating assets and liabilities
Accounts receivable	805	(1,470)
Other current assets	2,715	2,153
Income taxes	1,768	8,434
Accounts payable and accrued expenses	87	9
Net cash provided by operating activities	40,813	37,061

Investing activities:
Proceeds from disposal of property and equipment	644	790
Purchases of property and equipment	(6,221)	(2,652)
Other	(91)	128
Net cash used in investing activities	(5,668)	(1,734)

Financing activities:
Payments of debt and capital lease obligations	(74)	(27,857)
Proceeds from senior credit facility	—	13,000
Proceeds from exercise of stock options	—	1,524
Payments of cash dividends	(4,413)	(4,539)
Repurchase of common stock (repurchase program)	(19,993)	(9,996)
Cash settlement of share-based awards for tax withholdings	(1,823)	(1,635)
Net cash used in financing activities	(26,303)	(29,503)
Net increase in cash	8,842	5,824
Cash at beginning of period	3,893	8,511
Cash at end of period	$12,735	$14,335

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2018

1.    Description of Business and Basis of Presentation

Forward Air Corporation is a leading asset-light freight and logistics company. Forward Air Corporation's ("the Company", "We", "Our") services can be classified into four reportable segments: Expedited LTL, Truckload Premium Services ("TLS"), Intermodal and Pool Distribution ("Pool") (See note 11).

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company’s operating results are subject to seasonal trends when measured on a quarterly basis; therefore operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and notes thereto included in the Forward Air Corporation Annual Report on Form 10-K for the year ended December 31, 2017.

The accompanying unaudited condensed consolidated financial statements of the Company include Forward Air Corporation and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior period financial information to conform to the current year presentation.

2.    Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): "Simplifying the Accounting for Goodwill Impairment." Under the current guidance for assessing goodwill for impairment, an entity can first assess qualitative factors to determine whether a two-step goodwill impairment test is necessary. Under the new standard, a goodwill impairment loss will instead be measured at the amount by which a reporting unit's carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill, thus no longer requiring the two-step method. The guidance requires prospective adoption and will be effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption of this guidance is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We have adopted this guidance and do not expect any impact to the consolidated financial statements.

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
March 31, 2018

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

As permitted by the guidance, we implemented the use of full retrospective presentation, which required the Company to restate each prior reporting period presented. While evaluating principal versus agent relationships under the new standard, we determined that we will transition the fuel surcharge revenue stream from an agent to principal relationship. This caused this revenue stream and associated costs to be recognized on a gross basis that have historically been recognized on a net basis, increasing revenue and expenses by approximately $14,203 for the three months ended March 31, 2017 with no impact on operating income.

In addition, based on a review of our customer shipping arrangements, we have concluded that revenue recognition for our performance obligations should be over time. This is because the customer will simultaneously receive and consume the benefits of these services as the entity performs over the related service period. A performance obligation is performed over time if an entity determines that another entity would not need to substantially reperform the work completed to date if another entity were to fulfill the remaining performance obligation to the applicable customer. Applying this language to our performance obligations, if we were to move a customer’s freight partially to its destination but were unable to complete the remaining obligation, a replacement vendor would only have to complete the transit as opposed to initiating at shipment origin. Therefore, we believe our customers simultaneously receive and consume the benefits we provide and as a result we will recognize the revenue for each shipment over the course of time.

Management notes that the FASB’s basis for conclusions to the new revenue standard includes an example of a transportation contract to move goods from one city to another. In paragraph BC126 of ASU 2014-09 (ASC 606), the FASB explained the application of over time revenue recognition guidance to transportation services. Forward Air’s conclusion is consistent with the FASB’s conclusion in BC126.

Once management concluded that revenue would be recognized over time under ASC 606, management determined an appropriate measure of progress of recognizing revenue over time toward complete satisfaction of a performance obligation. Most of the company’s services are completed in a short amount of time; therefore, a relatively small number of contracts in a quarter are open as of the end of the quarter. Consequently, any reasonable measure of progress will result in materially the same amount of revenue in a quarter. Management concluded that the measure of progress would be days of shipping. For example, if a transportation service performance obligation takes three days to complete and a quarter ends on day two of the services, management would recognize two-thirds of the revenue for the transportation performance obligation.

Our revenue from contracts with customers is separated by our four reportable segments: Expedited LTL, TLS, Intermodal and Pool. This is consistent with our disclosures in earnings releases and annual reports and with the information regularly reviewed by the chief operating decision maker for evaluating financial performance.

We recast certain prior period amounts to conform with the adoption of the revenue recognition standard, as shown in the following tables:

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2018

	Three months ended March 31, 2017
(In thousands, except per share data)	As Previously Reported	Adjustments	As Adjusted
Income Statement:
Revenue
LTL revenue	$140,598	$8,167	$148,765
Truckload Premium Services	41,785	5,303	47,088
Pool Distribution	37,823	978	38,801
Intermodal	28,291	616	28,907
Eliminations and other operations	(1,515)	—	(1,515)
Consolidated revenue	246,982	15,064	262,046

Operating Expenses	223,793	14,510	238,303
Income from operations	23,189	554	23,743
Income tax expenses	8,638	216	8,854
Net Income	14,243	338	14,581
Diluted earnings per share	$0.47	$0.01	$0.48

	December 31, 2017
	As Previously Reported	Adjustments	As Adjusted
Balance Sheet:
Accounts receivable, net	$143,041	$4,907	$147,948
Accounts payable	24,704	6,019	30,723
Deferred income taxes	29,403	(323)	29,080
Retained earnings	337,848	(790)	337,058

3.    Acquisitions and Goodwill

CST Acquisitions

As part of the Company's strategy to expand its Intermodal operations, in May 2017, we acquired certain assets of Atlantic Trucking Company, Inc., Heavy Duty Equipment Leasing, LLC, Atlantic Logistics, LLC and Transportation Holdings, Inc. (together referred to as “Atlantic” in this note) for $22,500 and a potential earnout of $1,000. The acquisition was funded by a combination of cash on hand and funds from our revolving credit facility. Atlantic was a privately held provider of intermodal, drayage and related services headquartered in Charleston, South Carolina. It also has terminal operations in Atlanta, Charlotte, Houston, Jacksonville, Memphis, Nashville, Norfolk and Savannah. These locations allowed Intermodal to significantly expand its footprint in the southeastern region. In October 2017, we also acquired certain assets of Kansas City Logistics, LLC ("KCL") for $640 and a potential earnout of $100. KCL provided CST with an expanded footprint in the Kansas and Missouri markets. The assets, liabilities, and operating results of these collective acquisitions have been included in the Company's consolidated financial statements from their dates of acquisition and have been included in the Intermodal reportable segment.
Allocations of Purchase Prices
The following table presents the allocation of the Atlantic purchase price to the assets acquired and liabilities assumed based on their estimated fair values and resulting residual goodwill (in thousands):

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2018

	Atlantic	KCL
	May 7, 2017	October 22, 2017
Tangible assets:
Property and equipment	$1,821	$223
Total tangible assets	1,821	223
Intangible assets:
Non-compete agreements	1,150	6
Customer relationships	13,400	234
Goodwill	6,719	277
Total intangible assets	21,269	517
Total assets acquired	23,090	740

Liabilities assumed:
Current liabilities	590	100
Total liabilities assumed	590	100
Net assets acquired	$22,500	$640
The acquired definite-lived intangible assets have the following useful lives:

Useful Lives
	Atlantic	KCL
Customer relationships	15 years	15 years
Non-compete agreements	5 years	2 years
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
Goodwill

There were no changes to goodwill for the three months ended March 31, 2018. Approximately $112,527 of goodwill is deductible for tax purposes. The following is a summary of the goodwill balances as of March 31, 2018.

Ending balance, March 31, 2018
Expedited LTL
Goodwill	$97,593
Accumulated Impairment	—

TLS
Goodwill	45,164
Accumulated Impairment	(25,686)

Pool Distribution
Goodwill	12,359
Accumulated Impairment	(6,953)

Intermodal
Goodwill	69,194
Accumulated Impairment	—

Total	$191,671

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2018

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

Employee Activity - Stock Options

Stock option grants to employees generally expire seven years from the grant date and typically vest ratably over a three-year period.  The Company used the Black-Scholes option-pricing model to estimate the grant-date fair value of options granted.  The weighted-average fair value of options granted and assumptions used to estimate their fair value during the three months ended March 31, 2018 and 2017 were as follows:

	Three months ended
	March 31, 2018	March 31, 2017
Expected dividend yield	1.1%	1.3%
Expected stock price volatility	24.9%	28.7%
Weighted average risk-free interest rate	2.6%	2.0%
Expected life of options (years)	6.0	6.0
Weighted average grant date fair value	$15	$13

The following tables summarize the Company’s employee stock option activity and related information:

	Three months ended March 31, 2018
				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Options	Exercise	Value	Contractual
	(000)	Price	(000)	Term
Outstanding at December 31, 2017	440	$45
Granted	86	59
Exercised	—	—
Forfeited	—	—
Outstanding at March 31, 2018	526	$47	$3,075	4.5
Exercisable at March 31, 2018	313	$44	$2,877	3.5

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2018

	Three months ended
	March 31, 2018	March 31, 2017
Share-based compensation for options	$342	$363
Tax benefit for option compensation	$88	$134
Unrecognized compensation cost for options, net of estimated forfeitures	$2,589	$2,683
Weighted average period over which unrecognized compensation will be recognized (years)	2.2

Employee Activity - Non-vested Shares

Non-vested share grants to employees vest ratably over a three-year period.  The non-vested shares’ fair values were estimated using closing market prices on the day of grant. The following tables summarize the Company’s employee non-vested share activity and related information:

	Three months ended March 31, 2018
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2017	227	$47
Granted	122	58
Vested	(105)	56
Forfeited	(2)	52
Outstanding and non-vested at March 31, 2018	242	$52	$12,690

	Three months ended
	March 31, 2018	March 31, 2017
Share-based compensation for non-vested shares	$1,399	$1,246
Tax benefit for non-vested share compensation	$360	$459
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$11,747	$10,470
Weighted average period over which unrecognized compensation will be recognized (years)	2.3

Employee Activity - Performance Shares

The Company annually grants performance shares to key employees.  Under the terms of the performance share agreements, following the end of a three-year performance period, the Company will issue to the employees a calculated number of common stock shares based on the three year performance of the Company’s total shareholder return as compared to the total shareholder return of a selected peer group.  No shares may be issued if the Company's total shareholder return outperforms 25% or less of the peer group, but the number of shares issued may be doubled if the Company's total shareholder return performs better than 90% of the peer group.  The fair value of the performance shares was estimated using a Monte Carlo simulation. The weighted average assumptions used in the Monte Carlo estimate were as follows:

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2018

	Three months ended
	March 31, 2018	March 31, 2017
Expected stock price volatility	24.3%	24.7%
Weighted average risk-free interest rate	2.2%	1.4%

The following tables summarize the Company’s employee performance share activity, assuming median share awards, and related information:

	Three months ended March 31, 2018
		Weighted-	Aggregate
	Performance	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2017	69	$58
Granted	18	72
Forfeited	(22)	$67
Outstanding and non-vested at March 31, 2018	65	$58	$3,795

	Three months ended
	March 31, 2018	March 31, 2017
Share-based compensation for performance shares	$335	$184
Tax benefit for performance share compensation	$86	$68
Unrecognized compensation cost for performance shares, net of estimated forfeitures	$2,343	$2,612
Weighted average period over which unrecognized compensation will be recognized (years)	2.2

Non-employee Director Activity - Non-vested Shares

Grants of non-vested shares to non-employee directors vest ratably over the elected term to the Board of Directors, or approximately one year.  The following tables summarize the Company’s non-employee non-vested share activity and related information:

	Three months ended March 31, 2018
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2017	11	$52
Granted	1	61
Vested	—	—
Forfeited	—	$—
Outstanding and non-vested at March 31, 2018	12	$52	$615

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2018

	Three months ended
	March 31, 2018	March 31, 2017
Share-based compensation for non-vested shares	$185	$169
Tax benefit for non-vested share compensation	$47	$63
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$65	$77
Weighted average period over which unrecognized compensation will be recognized (years)	0.1

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

Unless the Company elects otherwise under the credit agreement, interest on borrowings under the Facility is based on the highest of (a) the federal funds rate (not less than 0%) plus 0.5%, (b) the administrative agent's prime rate and (c) the LIBOR Rate plus 1.0%, in each case plus a margin that can range from 0.3% to 0.8% with respect to the Facility depending on the Company’s ratio of consolidated funded indebtedness to earnings before interest, taxes, depreciation and amortization, as set forth in the credit agreement. Payments of interest for each loan that is based on the LIBOR Rate are due in arrears on the last day of the interest period applicable to such loan (with interest periods of one, two or three months being available, at the Company’s option). Payments of interest on loans that are not based on the LIBOR Rate are due on the last day of each quarter ended March 31, June 30, September 30 and December 31 of each year. All unpaid amounts of principal and interest are due at maturity. As of March 31, 2018, we had $40,500 in borrowings outstanding under the revolving credit facility, $7,932 utilized for outstanding letters of credit and $101,568 of available borrowing capacity under the revolving credit facility.  The interest rate on the outstanding borrowing under the revolving credit facility was 3.6% at March 31, 2018.

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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2018

6.    Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three months ended
	March 31, 2018	March 31, 2017
		(As Adjusted)
Numerator:
Net income and comprehensive income	$17,741	$14,581
Income allocated to participating securities	(145)	(122)
Numerator for basic and diluted income per share - net income	$17,596	$14,459
Denominator (in thousands):
Denominator for basic income per share - weighted-average shares	29,375	29,998
Effect of dilutive stock options (in thousands)	70	75
Effect of dilutive performance shares (in thousands)	35	33
Denominator for diluted income per share - adjusted weighted-average shares	29,480	30,106
Basic net income per share	$0.60	$0.48
Diluted net income per share	$0.60	$0.48

The number of instruments that could potentially dilute net income per basic share in the future, but that were not included in the computation of net income per diluted share because to do so would have been anti-dilutive for the periods presented, are as follows:

	March 31, 2018	March 31, 2017
Anti-dilutive stock options (in thousands)	67	282
Anti-dilutive performance shares (in thousands)	11	15
Anti-dilutive non-vested shares and deferred stock units (in thousands)	9	—
Total anti-dilutive shares (in thousands)	87	297

7.    Income Taxes

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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2018

Tax Rate

For the three months ended March 31, 2018 and 2017, the effective income tax rates varied from the statutory federal income tax rate of 21.0% and 35.0%, primarily as a result of the effect of state income taxes, net of the federal benefit, and permanent differences between book and tax net income. The combined federal and state effective tax rate for the three months ended March 31, 2018 was 25.7% compared to a rate of 37.8% for the same period in 2017.  The lower effective tax rate for the first quarter of 2018 is the result of the enactment of the U.S. Tax Act, which lowered the statutory federal income tax rate to 21.0% from 35.0%. The lower rate was partly offset by fuel tax benefits taken in the first quarter of 2018 that were not deductible for tax purposes and 2017 benefiting from qualified production property deductions that were not renewed in the U.S. Tax Act.

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

The Company’s revolving credit facility bears variable interest rates plus additional basis points based upon covenants related to total indebtedness to earnings.  As the revolving credit facility bears a variable interest rate, the carrying value approximates fair value. Using interest rate quotes and discounted cash flows, the Company estimated the fair value of its outstanding capital lease obligations as follows:

	March 31, 2018
	Carrying Value	Fair Value
Capital leases	$635	$649

The Company's fair value estimates for the above financial instruments are classified within level 3 of the fair value hierarchy.

9.    Shareholders' Equity

During each quarter of 2017 and the first quarter of 2018, our Board of Directors declared a cash dividend of $0.15 per share of common stock. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

On July 21, 2016, our Board of Directors approved a stock repurchase authorization for up to three million shares of the Company’s common stock. The following table summarizes our share repurchases for the three months ended March 31, 2018 and 2017.

	Three months ended
	March 31, 2018	March 31, 2017
Shares repurchased	364,286	204,809
Cost of shares repurchased	$19,993	$9,996
Average cost per share	$54.88	$48.81
As of March 31, 2018, 1,454,379 shares are available to be purchased under the 2016 Plan.

10.    Commitments and Contingencies

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2018

From time to time, the Company is party to ordinary, routine litigation incidental to and arising in the normal course of business.  The Company does not believe that any of these pending actions, individually or in the aggregate, will have a material adverse effect on its business, financial condition or results of operations.

The primary claims in the Company’s business relate to workers’ compensation, property damage, vehicle liability and medical benefits. Most of the Company’s insurance coverage provides for self-insurance levels with primary and excess coverage which management believes is sufficient to adequately protect the Company from catastrophic claims. We renewed our liability insurance policies on April 1, 2018 and took on additional risk exposure for vehicle liability claims by increasing our self-insurance retention and deductible levels for our LTL and Pool businesses. See “Item 1A - Risk Factors” for additional details related to the risks of our insurance coverage. In the opinion of management, adequate provision has been made for all incurred claims up to the self-insured limits, including provision for estimated claims incurred but not reported.

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

Except for certain insurance activity, the accounting policies of the segments are the same as those described in the summary of significant accounting policies disclosed in Note 1 of the Forward Air Corporation Annual Report on Form 10-K for the year ended December 31, 2017. For workers compensation and vehicle claims each segment is charged an insurance premium and is also charged a deductible that corresponds with our corporate deductibles. However, any losses beyond our deductibles and any loss development factors applied to our outstanding claims as a result of actuarial analysis are not passed to the segments, but reported at the corporate level.

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

The following tables summarize segment information about results from operations and assets used by the chief operating decision maker of the Company in making decisions regarding allocation of assets and resources as of and for the three months ended March 31, 2018 and 2017.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2018

	Three months ended March 31, 2018
	Expedited LTL	Truckload Premium	Pool Distribution	Intermodal	Eliminations & other	Consolidated
External revenues	$168,363	$43,161	$42,607	$48,477	$—	$302,608
Intersegment revenues	1,581	2,933	64	91	(4,669)	—
Depreciation and amortization	5,528	1,757	1,804	1,601	—	10,690
Share-based compensation expense	1,675	180	116	290	—	2,261
Interest expense	—	1	—	13	357	371
Income from operations	20,773	(43)	1,371	3,469	(1,335)	24,235
Total assets	634,599	65,263	57,324	150,321	(217,300)	690,207
Capital expenditures	6,058	4	78	81	—	6,221

	Three months ended March 31, 2017
	(As Adjusted)
	Expedited LTL	Truckload Premium	Pool Distribution	Intermodal	Eliminations & other	Consolidated
External revenues	$148,179	$46,240	$38,731	$28,896	$—	$262,046
Intersegment revenues	586	848	70	11	(1,515)	—
Depreciation and amortization	5,563	1,558	1,802	1,110	—	10,033
Share-based compensation expense	1,645	95	88	134	—	1,962
Interest expense	1	—	—	11	270	282
Income (loss) from operations	18,928	1,755	1,367	2,555	(862)	23,743
Total assets	634,039	55,523	50,120	132,337	(232,535)	639,484
Capital expenditures	2,511	6	83	52	—	2,652

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Trends and Developments

CST Acquisitions

As part of our strategy to expand our Intermodal operations, in May 2017, we acquired certain assets of Atlantic for $22.5 million and a potential earnout of $1.0 million and in October 2017, we acquired certain assets of KCL for $0.7 million and a potential earnout of $0.1 million. These acquisitions provide an opportunity for our Intermodal segment to expand into additional geographic markets or add volumes to our existing locations. The assets, liabilities, and operating results of these acquisitions have been included in the Company's consolidated financial statements from the date of acquisition and have been assigned to the Intermodal reportable segment.

Results from Operations
The following table sets forth our consolidated historical financial data for the three months ended March 31, 2018 and 2017 (in millions):

	Three months ended March 31
	2018	2017	Change	Percent Change
		(As Adjusted)
Operating revenue:
Expedited LTL	$169.9	$148.8	$21.1	14.2%
Truckload Premium Services	46.1	47.1	(1.0)	(2.1)
Pool Distribution	42.7	38.8	3.9	10.1
Intermodal	48.6	28.9	19.7	68.2
Eliminations and other operations	(4.7)	(1.6)	(3.1)	193.8
Operating revenue	302.6	262.0	40.6	15.5
Operating expenses:
Purchased transportation	139.7	117.7	22.0	18.7
Salaries, wages, and employee benefits	69.6	61.9	7.7	12.4
Operating leases	18.0	15.6	2.4	15.4
Depreciation and amortization	10.7	10.0	0.7	7.0
Insurance and claims	7.1	5.8	1.3	22.4
Fuel expense	5.5	3.7	1.8	48.6
Other operating expenses	27.8	23.6	4.2	17.8
Total operating expenses	278.4	238.3	40.1	16.8
Income from operations:
Expedited LTL	20.8	18.9	1.9	10.1
Truckload Premium Services	—	1.7	(1.7)	(100.0)
Pool Distribution	1.4	1.4	—	—
Intermodal	3.5	2.6	0.9	34.6
Other operations	(1.5)	(0.9)	(0.6)	66.7
Income from operations	24.2	23.7	0.5	2.1
Other expense:
Interest expense	(0.4)	(0.3)	(0.1)	33.3
Total other expense	(0.4)	(0.3)	(0.1)	33.3
Income before income taxes	23.8	23.4	0.4	1.7
Income taxes	6.1	8.8	(2.7)	(30.7)
Net income	$17.7	$14.6	$3.1	21.2%
During the three months ended March 31, 2018, we experienced a 15.5% increase in our consolidated revenues compared to the three months ended March 31, 2017. Operating income increased $0.5 million, or 2.1%, to $24.2 million for the three months ended March 31, 2018 from $23.7 million for the same period of 2017.

Segment Operations

Expedited LTL's revenue increased $21.1 million, or 14.2%, and operating income increased $1.9 million, or 10.1% for the three months ended March 31, 2018, compared to the same period in 2017. The increase of Expedited LTL's revenue was the result of higher LTL volumes, increased pick up and delivery shipments and increased net fuel surcharge revenue as a result of the increase in fuel prices since the first quarter of 2017. The increase in income from operations was due to increases in revenue due to higher tonnage, higher fuel surcharge and higher pickup and delivery revenue. These improvements were mostly offset by increased utilization of third-party transportation providers, which caused the deterioration in income from operations as a percentage of revenue.

TLS revenue decreased $1.0 million, or 2.1% and operating income decreased $1.7 million for the three months ended March 31, 2018, compared to the same period in 2017. The revenue decrease was due to a decrease in overall miles due to culling of poorly priced business as well as TLS's reduced fleet capacity versus the first quarter of last year. The increased revenue per mile was primarily driven by rate increases to existing customers and, to a lesser extent, the aforementioned culling of poorly priced business. The deterioration in income from operations was due to a decrease in revenue and increased utilization of third party carriers which led to the increase in cost per mile outpacing the increase in revenue per mile.

Pool Distribution revenue increased $3.9 million, or 10.1%, and operating income was unchanged at $1.4 million for the three months ended March 31, 2018 and 2017.  The revenue increase was due to new business wins, rate increases and increased volumes from existing customers and lanes. The deterioration in Pool operating income as a percentage of revenue was primarily the result of increased use of third-party carriers, equipment rentals to cover additional volumes and higher fuel prices mostly offset by current year rate increases.

Intermodal revenue increased $19.7 million, or 68.2%, and operating income increased $0.9 million, or 34.6%, for the three months ended March 31, 2018, compared to the same period in 2017. The increases in operating revenue and income were primarily attributable to the Atlantic and KLC acquisitions and the positive impact of increased fuel surcharges.

Fuel Surcharge

Our fuel surcharge revenue is the result of our fuel surcharge rates, which are set weekly using the national average for diesel price per gallon, and volume transiting our network.  During the three months ended March 31, 2018, total fuel surcharge revenue increased 45.6% as compared to the same period in 2017, mostly due to increased fuel prices and rates and increased volumes in the Expedited LTL and Intermodal segment.

Interest Expense

Interest expense was $0.4 million for the three months ended March 31, 2018 compared to $0.3 million for the same period of 2017. The increase in interest expense was attributable to additional borrowings on our revolving credit facility.

Income Taxes

The combined federal and state effective tax rate for the first quarter of 2018 was 25.7% compared to a rate of 37.8% for the same period in 2017. The lower effective tax rate for the first quarter of 2018 is the result of the enactment of the Tax Cuts and Jobs Act, which lowered the statutory federal income tax rate to 21.0% from 35.0%.

Net Income

As a result of the foregoing factors, net income increased by $3.1 million, or 21.2%, to $17.7 million for the first quarter of 2018 from $14.6 million for the same period in 2017.

Expedited LTL - Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017

The following table sets forth our historical financial data of the Expedited LTL segment for the three months ended March 31, 2018 and 2017 (in millions):

Expedited LTL Segment Information
(In millions)
(Unaudited)

	Three months ended
	March 31,	Percent of	March 31,	Percent of		Percent
	2018	Revenue	2017	Revenue	Change	Change
			(As Adjusted)
Operating revenue	$169.9	100.0%	$148.8	100.0%	$21.1	14.2%

Operating expenses:
Purchased transportation	78.4	46.2	63.1	42.4	15.3	24.2
Salaries, wages and employee benefits	37.7	22.2	34.9	23.5	2.8	8.0
Operating leases	9.9	5.8	9.2	6.2	0.7	7.6
Depreciation and amortization	5.5	3.2	5.6	3.8	(0.1)	(1.8)
Insurance and claims	3.2	1.9	2.9	1.9	0.3	10.3
Fuel expense	1.3	0.8	0.9	0.6	0.4	44.4
Other operating expenses	13.1	7.7	13.3	8.9	(0.2)	(1.5)
Total operating expenses	149.1	87.8	129.9	87.3	19.2	14.8
Income from operations	$20.8	12.2%	$18.9	12.7%	$1.9	10.1%

Expedited LTL Operating Statistics

	Three months ended
	March 31,	March 31,	Percent
	2018	2017	Change
		(As Adjusted)

Business days	64	64	—%

Tonnage
Total pounds ¹	608,822	565,682	7.6
Pounds per day ¹	9,513	8,839	7.6

Shipments
Total shipments	970,820	901,636	7.7
Shipments per day	15,169	14,088	7.7
Total shipments with pickup and/or delivery	231,410	210,002	10.2

Revenue per hundredweight	$25.18	$24.01	4.9
Revenue per hundredweight, ex fuel	21.66	21.46	0.9

Revenue per shipment	158	151	4.6
Revenue per shipment, ex fuel	136	135	0.7

Weight per shipment	627	627	—%

¹ - In thousands
[2] - In dollars per hundred pound; percentage change is expressed as a percent of total yield.

Revenues
Expedited LTL had operating revenue increase $21.1 million, or 14.2%, to $169.9 million from $148.8 million, accounting for 56.2% of consolidated operating revenue for the three months ended March 31, 2018 compared to 56.8% for the same period in 2017. The increase in Expedited LTL's revenue was the result of higher LTL volumes, increased pick up and delivery ("Complete") shipments and increased fuel surcharge revenue as a result of the increase in fuel prices since the first quarter of 2017. Linehaul revenue, which is the largest portion of Expedited LTL revenue, increased $6.9 million, or 7.0%, on higher tonnage partly offset by the decrease in average revenue per hundredweight, ex fuel noted in the preceding table. The increase in tonnage is due to a growing percentage of total volume from class-rated shipments, which have higher density attributes and a slightly lower length of haul than our traditional shipments. While increasing tonnage, class rated tonnage has caused a decrease in average base revenue per pound.
The $21.1 million revenue increase is also the result of a $7.0 million increase in fuel surcharge revenue largely due to the increase in fuel prices and tonnage volumes.  Additionally, compared to the same period in 2017, Complete revenue increased $3.5 million, or 16.2% which was attributable to an increase in shipping volumes in our Expedited LTL network and a 10.2% increase in the attachment rate of Complete to linehaul shipments. Other terminal based revenues, which includes dedicated local pickup and delivery services, warehousing and terminal handling, increased $3.7 million, or 28.2%, to $16.6 million in the first quarter of 2018 from $13.0 million in the same period of 2017. The increase in other terminal revenue was mainly attributable to increases in certain dedicated local pickup and delivery revenues.
Purchased Transportation
Expedited LTL’s purchased transportation increased by $15.3 million, or 24.2%, to $78.4 million for the three months ended March 31, 2018 from $63.1 million for the three months ended March 31, 2017. As a percentage of segment operating revenue, Expedited LTL purchased transportation was 46.2% during the three months ended March 31, 2018 compared to 42.4% for the same period in 2017. The increase is mostly due to an increase in Expedited LTL cost per mile as a result of increased utilization of third party transportation providers, which are more costly than owner-operators. The increase as a percentage of revenue is also due to increased Complete attachment on higher linehaul volumes. Complete purchased transportation has a higher percentage of revenue than linehaul.
Salaries, Wages, and Benefits
Salaries, wages and employee benefits of Expedited LTL increased $2.8 million, or 8.0%, to $37.7 million in the first quarter of 2018 from $34.9 million for the same period in 2017.  Salaries, wages and employee benefits were 22.2% of Expedited LTL’s operating revenue in the first quarter of 2018 compared to 23.5% for the same period of 2017.  The decrease in salaries, wages and employee benefits as a percentage of revenue was primarily attributable to a 0.4% decrease in health insurance costs as a percentage of revenue and a 0.4% decrease in Expedited LTL terminal and management salaries as a percentage of revenue. The decrease in direct pay as a percentage of revenue is the impact of additional revenue on fixed salaries and improved operating efficiencies. The remaining decrease as a percentage of revenue is due to lower workers' compensation costs, employee incentives and share based compensation.
Operating Leases
Operating leases increased $0.7 million, or 7.6%, to $9.9 million for the three months ended March 31, 2018 from $9.2 million for the same period in 2017.  Operating leases were 5.8% of Expedited LTL operating revenue for the three months ended March 31, 2018 compared to 6.2% for the same period of 2017. The increase in cost is due to $0.4 million of additional facility lease expenses and a $0.2 million increase in truck, trailer and equipment rentals and leases. Facility leases increased due to the expansion of certain facilities. Vehicle leases increased due to the replacement of older, owned power equipment with leased power equipment.
Depreciation and Amortization
Depreciation and amortization decreased $0.1 million, or 1.8%, to $5.5 million in the first quarter of 2018 from $5.6 million in the same period of 2017.  Depreciation and amortization expense as a percentage of Expedited LTL operating revenue was 3.2% in the first quarter of 2018 compared to 3.8% in the same period of 2017.  The decrease as a percentage of revenue was due to lower amortization expenses and the switch to leased equipment versus owned equipment mentioned above, partly offset by the purchase of new trailers since the first quarter of 2017. The lower amortization expense is due to the completion of the useful life for an acquired customer relationship.

Insurance and Claims
Expedited LTL insurance and claims expense increased $0.3 million, or 10.3%, to $3.2 million for the three months ended March 31, 2018 from $2.9 million for the same period of 2017.  Insurance and claims was 1.9% of operating revenue for the three months ended March 31, 2018 and 2017. The increase was attributable to a $0.2 million increase in vehicle liability reserves and a $0.1 million increase in claims-related fees.
Fuel Expense
Expedited LTL fuel expense increased $0.4 million, or 44.4%, to $1.3 million for the first quarter of 2018 from $0.9 million in the same period of 2017.  Fuel expenses were 0.8% of Expedited LTL operating revenue in the first quarter of 2018 compared to 0.6% in the same period of 2017.  Expedited LTL fuel expenses increased due to higher year-over-year fuel prices.
Other Operating Expenses
Other operating expenses decreased $0.2 million, or 1.5%, to $13.1 million during the three months ended March 31, 2018 from $13.3 million in the same period of 2017.  Other operating expenses were 7.7% of Expedited LTL operating revenue in the first quarter of 2018 compared to 8.9% in the same period of 2017. The decrease as percentage of revenue was primarily the result of lower owner operator costs to transit the network due to the increased utilization of brokered transportation mentioned above. The first quarter of 2017 also included a $0.4 million loss on the disposal of assets that did not occur in the first quarter of 2018.
Income from Operations
Income from operations increased by $1.9 million, or 10.1%, to $20.8 million for the first quarter of 2018 compared with $18.9 million for the same period in 2017.  Income from operations as a percentage of Expedited LTL operating revenue was 12.2% for the three months ended March 31, 2018 compared with 12.7% in the same period of 2017. The increase in income from operations was due to increases in revenue due to higher tonnage, higher fuel surcharge and higher pickup and delivery revenue. These improvements were mostly offset by increased utilization of third party transportation providers, which caused the deterioration in income from operations as a percentage of revenue.

Truckload Premium Services - Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017

The following table sets forth our historical financial data of the Truckload Premium Services segment for the three months ended March 31, 2018 and 2017 (in millions):

Truckload Premium Services Segment Information
(In millions)
(Unaudited)

	Three months ended
	March 31,	Percent of	March 31,	Percent of		Percent
	2018	Revenue	2017	Revenue	Change	Change
			(As Adjusted)
Operating revenue	$46.1	100.0%	$47.1	100.0%	$(1.0)	(2.1)%

Operating expenses:
Purchased transportation	34.8	75.5	34.6	73.4	0.2	0.6
Salaries, wages and employee benefits	5.1	11.1	5.2	11.0	(0.1)	(1.9)
Operating leases	0.2	0.4	0.1	0.2	0.1	100.0
Depreciation and amortization	1.8	3.9	1.5	3.2	0.3	20.0
Insurance and claims	1.0	2.2	1.1	2.3	(0.1)	(9.1)
Fuel expense	1.1	2.4	0.8	1.7	0.3	37.5
Other operating expenses	2.1	4.5	2.1	4.5	—	—
Total operating expenses	46.1	100.0	45.4	96.4	0.7	1.5
Income from operations	$—	—%	$1.7	3.6%	$(1.7)	(100.0)%

Truckload Premium Services Operating Statistics

	Three months ended
	March 31,	March 31,	Percent
	2018	2017	Change
		(As Adjusted)

Total Miles ¹	20,072	22,846	(12.1)%
Empty Miles Percentage	9.5%	10.2%	(6.9)
Tractors (avg)	329	408	(19.4)
Miles per tractor per week	4,766	4,375	8.9

Revenue per mile	$2.19	$2.01	9.0
Cost per mile	$1.81	$1.60	13.1%

¹ - In thousands

Revenues

TLS revenue decreased $1.0 million, or 2.1%, to $46.1 million in the first quarter of 2018 from $47.1 million in the first quarter of 2017.  TLS revenue decreased due to a 12.1% decrease in overall miles partly offset by a 9.0% increase in average revenue per mile. The decrease in overall miles was due to deliberate shedding of poorly priced business as well as reduced fleet capacity versus the first quarter of last year. The increased revenue per mile was primarily driven by rate increases to existing customers and, to a lesser extent, the aforementioned shedding of poorly priced business.

Purchased Transportation

Purchased transportation costs for TLS revenue increased $0.2 million, or 0.6%, to $34.8 million for the three months ended March 31, 2018 from $34.6 million for the same period in 2017. For the three months ended March 31, 2018, purchased transportation costs represented 75.5% of revenue compared to 73.4% for the same period in 2017.  The increase in purchased transportation was attributable to an 13.9% increase in cost per mile mostly offset by a 13.9% decrease in non-Company miles driven and during the three months ended March 31, 2018 compared to the same period in 2017. The decrease in TLS non-Company miles driven was attributable to the revenue activity discussed above. The increase in cost per mile was due to TLS utilizing third party carriers, which are more costly than owner operators. This increased utilization of third party carriers also led to the increase in purchased transportation as a percentage of revenue.

Salaries, Wages, and Benefits

Salaries, wages and employee benefits of TLS decreased by $0.1 million, or 1.9%, to $5.1 million in the first quarter of 2018 from $5.2 million in the same period of 2017.  Salaries, wages and employee benefits were 11.1% of TLS’s operating revenue in the first quarter of 2018 compared to 11.0% for the same period of 2017.  The increase in salaries, wages and employee benefits as a percentage of revenue was mostly attributable to the increase in share based compensation on lower revenue. The decrease in salaries, wages and employee benefits in total dollars was mostly attributable to operating efficiencies with our fleet of Company drivers.
Operating Leases
Operating leases increased $0.1 million to $0.2 million for the first quarter of 2018 from $0.1 million for the same period in 2017.  Operating leases were 0.4% of TLS operating revenue for the first quarter of 2018 compared to 0.2% for the same period in 2017. The $0.1 million increase in cost is due to additional trailer rentals.
Depreciation and Amortization

Depreciation and amortization increased $0.3 million, or 20.0%, to $1.8 million in the first quarter of 2018 from $1.5 million for the same period of 2017.  Depreciation and amortization expense as a percentage of TLS operating revenue was 3.9% in the first quarter of 2018 compared to 3.2% in the same period of 2017.  The increase was due to new trailers purchased since the first quarter of 2017.
Insurance and Claims

TLS insurance and claims expense decreased $0.1 million, or 9.1%, to $1.0 million for the three months ended March 31, 2018 from $1.1 million for the same period of 2017.  Insurance and claims were 2.2% of operating revenue for the three months ended March 31, 2018 compared to 2.3% in the same period of 2017. The decrease was due to lower vehicle insurance premiums associated with lower owner operator utilization.
Fuel Expense

TLS fuel expense increased $0.3 million, or 37.5%, to $1.1 million for the first quarter of 2018 from $0.8 million for the same period of 2017.  Fuel expense as a percentage of TLS operating revenue was 2.4% in the first quarter of 2018 compared to 1.7% for the same period of 2017. The increase was attributable to an increase in year-over-year fuel prices and the increase in Company driver miles.
Other Operating Expenses

Other operating expenses were $2.1 million for the three months ended March 31, 2018 and 2017.  Other operating expenses were 4.5% of TLS operating revenue in the first quarter of 2018 and 2017.  Other operating expenses includes equipment maintenance, terminal and office expenses, professional fees and other costs of transiting shipments. Recruiting costs increased compared to the same period in 2017, but were offset by a decrease in tolls and other costs of transiting shipments.

Results from Operations
Results from operations decreased by $1.7 million to breakeven during the first quarter of 2018 compared with income from operations of $1.7 million for the same period in 2017. The deterioration in income from operations was due to a decrease in revenue and increased utilization of third party carriers which led to the increase in cost per mile outpacing the increase in revenue per mile.

Pool Distribution - Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017

The following table sets forth our historical financial data of the Pool Distribution segment for the three months ended March 31, 2018 and 2017 (in millions):

Pool Distribution Segment Information
(In millions)
(Unaudited)

	Three months ended
	March 31,	Percent of	March 31,	Percent of		Percent
	2018	Revenue	2017	Revenue	Change	Change
			(As Adjusted)
Operating revenue	$42.7	100.0%	$38.8	100.0%	$3.9	10.1%

Operating expenses:
Purchased transportation	12.1	28.3	10.9	28.1	1.2	11.0
Salaries, wages and employee benefits	15.9	37.2	14.4	37.1	1.5	10.4
Operating leases	3.7	8.7	3.2	8.2	0.5	15.6
Depreciation and amortization	1.8	4.2	1.8	4.6	—	—
Insurance and claims	0.9	2.1	1.0	2.6	(0.1)	(10.0)
Fuel expense	1.6	3.8	1.2	3.1	0.4	33.3
Other operating expenses	5.3	12.4	4.9	12.6	0.4	8.2
Total operating expenses	41.3	96.7	37.4	96.4	3.9	10.4
Income from operations	$1.4	3.3%	$1.4	3.6%	$—	—%

Pool Operating Statistics

	Three months ended
	March 31,	March 31,	Percent
	2018	2017	Change
		(As Adjusted)

Cartons¹	20,223	18,691	8.2%
Revenue per Carton	$2.11	$2.08	1.4%
Terminals	28	28	—%

¹ In thousands

Revenues

Pool Distribution (Pool) operating revenue increased $3.9 million, or 10.1%, to $42.7 million for the three months ended March 31, 2018 from $38.8 million for the same period in 2017.  The increase was attributable to new business wins, rate increases and increased volumes from existing customers and lanes.
Purchased Transportation

Pool purchased transportation increased $1.2 million, or 11.0%, to $12.1 million for the three months ended March 31, 2018 compared to $10.9 million for the same period of 2017.  Pool purchased transportation as a percentage of revenue was 28.3% for the three months ended March 31, 2018 compared to 28.1% for the same period of 2017.  The increase in Pool purchased transportation as a percentage of revenue was attributable to an increased utilization of third party carriers for increased linehaul distribution shipments.
Salaries, Wages, and Benefits

Pool salaries, wages and employee benefits increased $1.5 million, or 10.4%, to $15.9 million for the three months ended March 31, 2018 compared to $14.4 million for the same period of 2017.  As a percentage of Pool operating revenue, salaries, wages and benefits increased to 37.2% for the three months ended March 31, 2018 compared to 37.1% for the same period in 2017.   The increase in salaries, wages and benefits as a percentage of revenue was the result of increased dock pay and administrative salaries, wages and benefits mostly offset by decreases in employee incentives and workers' compensation costs.
Operating Leases

Operating leases were $3.7 million for the three months ended March 31, 2018 compared to $3.2 million for the same period of 2017.  Operating leases were 8.7% of Pool operating revenue for the three months ended March 31, 2018 compared with 8.2% in the same period of 2017.  Operating leases increased as a percentage of revenue due to increases in tractor and trailer leases for the additional revenue discussed above.
Depreciation and Amortization

Pool depreciation and amortization was $1.8 million for the three months ended March 31, 2018 and 2017. Depreciation and amortization expense as a percentage of Pool operating revenue was 4.2% in the first quarter of 2018 compared to 4.6% in the same period of 2017. The decrease in Pool depreciation and amortization as a percentage of revenue due to the increase in leased equipment mentioned above instead of purchased equipment.
Insurance and Claims

Pool insurance and claims expense decreased $0.1 million, or 10.0%, to $0.9 million for the three months ended March 31, 2018 from $1.0 million for the same period of 2017.  Insurance and claims were 2.1% of operating revenue for the three months ended March 31, 2018 compared to 2.6% in the same period of 2017. The decrease in total dollars and as a percentage of revenue was due to a $0.3 million reimbursement of legal fees incurred in prior periods.
Fuel Expense

Pool fuel expense increased $0.4 million, or 33.3%, to $1.6 million for the first quarter of 2018 from $1.2 million in the same period of 2017.  Fuel expenses were 3.8% of Pool operating revenue in the first quarter of 2018 compared to 3.1% for the same period of 2017.  Pool fuel expenses increased in total dollars due to an increase in year-over-year fuel prices and higher revenue volumes.
Other Operating Expenses

Pool other operating expenses increased $0.4 million, or 8.2%, to $5.3 million for the three months ended March 31, 2018 from $4.9 million in the same period of 2017.  Pool other operating expenses as a percentage of revenue for the first quarter of 2018 were 12.4% compared to 12.6% for the same period of 2017.  Other operating expenses includes equipment maintenance, terminal and office expenses, professional fees and other over-the-road costs.  As a percentage of revenue the decrease was attributable to a 0.4% decrease in equipment maintenance costs and a 0.4% decrease in terminal maintenance costs, mostly offset be a 0.6% increase due to increased handling activity at agent stations.
Results from Operations

Income from operations were $1.4 million for the first quarter of 2018 and 2017.  Income from operations as a percentage of Pool operating revenue was 3.3% for the three months ended March 31, 2018 compared to 3.6% for the same period of 2017.  The deterioration in Pool operating income was primarily the result of increased use of third party carriers, equipment rentals to cover additional volumes and higher fuel prices mostly offset by current year rate increases.

Intermodal - Three Months Ended March 31, 2018 compared to Three Months Ended March 31, 2017

The following table sets forth our historical financial data of the Intermodal segment for the three months ended March 31, 2018 and 2017 (in millions):

Intermodal Segment Information
(In millions)
(Unaudited)

	Three months ended
	March 31,	Percent of	March 31,	Percent of		Percent
	2018	Revenue	2017	Revenue	Change	Change
			(As Adjusted)
Operating revenue	$48.6	100.0%	$28.9	100.0%	$19.7	68.2%

Operating expenses:
Purchased transportation	18.7	38.5	10.3	35.6	8.4	81.6
Salaries, wages and employee benefits	10.3	21.2	6.7	23.2	3.6	53.7
Operating leases	4.0	8.2	3.1	10.7	0.9	29.0
Depreciation and amortization	1.6	3.3	1.1	3.8	0.5	45.5
Insurance and claims	1.4	2.9	0.8	2.8	0.6	75.0
Fuel expense	1.6	3.3	0.7	2.4	0.9	128.6
Other operating expenses	7.5	15.4	3.6	12.5	3.9	108.3
Total operating expenses	45.1	92.8	26.3	91.0	18.8	71.5
Income from operations	$3.5	7.2%	$2.6	9.0%	$0.9	34.6%

Intermodal Operating Statistics

	Three months ended
	March 31,	March 31,	Percent
	2018	2017	Change
		(As Adjusted)

Drayage shipments	73,671	34,754	112.0%
Drayage revenue per Shipment	$571	$663	(13.9)%
Number of Locations	$19	$13	46.2%

Revenues

Intermodal operating revenue increased $19.7 million, or 68.2%, to $48.6 million for the three months ended March 31, 2018 from $28.9 million for the same period in 2017.  The increases in operating revenue were primarily attributable to the acquisition of Atlantic, the impact of increased fuel surcharges and increased storage revenues.

Purchased Transportation

Intermodal purchased transportation increased $8.4 million, or 81.6%, to $18.7 million for the three months ended March 31, 2018 from $10.3 million for the same period in 2017.  Intermodal purchased transportation as a percentage of revenue was 38.5% for the three months ended March 31, 2018 compared to 35.6% for the three months ended March 31, 2017.  The increase in Intermodal purchased transportation as a percentage of revenue was attributable to Atlantic's higher utilization of owner operators.

Salaries, Wages, and Benefits

Intermodal salaries, wages and employee benefits increased $3.6 million, or 53.7%, to $10.3 million for the three months ended March 31, 2018 compared to $6.7 million for the three months ended March 31, 2017.  As a percentage of Intermodal operating revenue, salaries, wages and benefits decreased to 21.2% for the three months ended March 31, 2018 compared to 23.2% for the same period in 2017. The improvement in salaries, wages and employee benefits as a percentage of revenue was attributable to lower workers' compensation and health insurance costs. Additional improvement was due to efficiencies in administrative salaries, wages and benefits.

Operating Leases

Operating leases increased $0.9 million, or 29.0%, to $4.0 million for the three months ended March 31, 2018 compared to $3.1 million for the same period of 2017.  Operating leases were 8.2% of Intermodal operating revenue for the three months ended March 31, 2018 compared with 10.7% in the same period of 2017.  Operating leases decreased as a percentage of revenue due to moderate increases to trailer rental charges while other revenue not requiring trailer rentals increased at a faster pace. The decrease as a percentage of revenue is also attributable to utilization of owned equipment acquired from Atlantic.

Depreciation and Amortization

Depreciation and amortization increased $0.5 million, or 45.5%, to $1.6 million for the three months ended March 31, 2018 compared to $1.1 million for the same period in 2017. Depreciation and amortization expense as a percentage of Intermodal operating revenue was 3.3% in the first quarter of 2018 compared to 3.8% in the same period of 2017. The higher depreciation and amortization was due to the acquisitions of equipment and intangible assets from Atlantic and KCL.

Insurance and Claims

Intermodal insurance and claims increased $0.6 million, or 75.0%, to $1.4 million for the three months ended March 31, 2018 from $0.8 million for the same period in 2017. Intermodal insurance and claims were 2.9% of operating revenue for the three months ended March 31, 2018 compared with 2.8% for the same period in 2017. The increase in Intermodal insurance and claims was attributable to higher insurance premiums due to acquisition-related increases in headcount, miles and other determinants of insurance premiums.

Fuel Expense

Intermodal fuel expense increased $0.9 million, or 128.6%, to $1.6 million for the first quarter of 2018 from $0.7 million in the same period of 2017.  Fuel expenses were 3.3% of Intermodal operating revenue in the first quarter of 2018 compared with 2.4% for the same period of 2017.  Intermodal fuel expenses increased on higher year-over-year fuel prices and revenue volumes.
Other Operating Expenses
Intermodal other operating expenses increased $3.9 million, or 108.3%, to $7.5 million for the three months ended March 31, 2018 compared to $3.6 million for the same period of 2017.  Intermodal other operating expenses for the first quarter of 2018 were 15.4% compared to 12.5% for the same period of 2017.  The increase in Intermodal other operating expenses was due mostly to a $3.2 million increase in container related rental and storage charges associated with revenue increases discussed previously. The increase was also due to higher terminal expenses and other variable costs, such as maintenance and tolls, corresponding with the increases in revenue and higher professional fees.
Income from Operations
Intermodal’s income from operations increased by $0.9 million, or 34.6%, to $3.5 million for the first quarter of 2018 compared with $2.6 million for the same period in 2017.  Income from operations as a percentage of Intermodal operating revenue was 7.2% for the three months ended March 31, 2018 compared to 9.0% in the same period of 2017.  The increase in operating income was primarily attributable to the Atlantic acquisition. The decrease in income from operations as a percentage of revenue was attributable to lower margins from the Atlantic business and increased depreciation and amortization associated with Intermodal's acquisitions.

Other Operations

Other operating activity declined from a $0.9 million operating loss during the three months ended March 31, 2017 to a $1.5 million operating loss during the three months ended March 31, 2018. The $1.5 million of other expenses for the three months ended March 31, 2018 is due to a $1.3 million increase in claims activity during 2018 resulting in increases to our loss development factors for workers' compensation and vehicle claims and $0.2 of turn in costs from old equipment.

The $0.9 million in operating loss included in other operations and corporate activities for the three months ended March 31, 2017 was primarily for $0.5 million of executive severance costs and $0.4 million in reserves for loss development factors resulting from increased vehicle and workers' compensation claims activity.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”).  The preparation of financial statements in accordance with GAAP requires our management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes.  Our estimates and assumptions are based on historical experience and changes in the business environment.  However, actual results may differ from estimates under different conditions, sometimes materially.  Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results and require management’s most subjective judgments.  A summary of significant accounting policies is disclosed in Note 1 to the Consolidated Financial Statements included in our 2017 Annual Report on Form 10-K. Our critical accounting policies are further described under the caption “Discussion of Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2017 Annual Report on Form 10-K.

Impact of Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): "Simplifying the Accounting for Goodwill Impairment." Under the current guidance for assessing goodwill for impairment, an entity can first assess qualitative factors to determine whether a two-step goodwill impairment test is necessary. Under the new standard, a goodwill impairment loss will instead be measured at the amount by which a reporting unit's carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill, thus no longer requiring the two-step method. The guidance requires prospective adoption and will be effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption of this guidance is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We have adopted this guidance and do not expect any impact to the consolidated financial statements.

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

As permitted by the guidance, we implemented the use of full retrospective presentation, which required the Company to restate each prior reporting period presented. While evaluating principal versus agent relationships under the new standard, we determined that we will transition the fuel surcharge revenue stream from an agent to principal relationship. This caused this revenue stream and their associated costs to be recognized on a gross basis that have historically been recognized on a net basis, increasing revenue and expenses by approximately $14.2 million for the three months ended March 31, 2017 with no impact on operating income.

In addition, based on a review of our customer shipping arrangements, we have concluded that revenue recognition for our performance obligations should be over time. This is because the customer will simultaneously receive and consume the benefits of these services as the entity performs over the related service period. A performance obligation is performed over time if an entity determines that another entity would not need to substantially reperform the work completed to date if another entity were to fulfill the remaining performance obligation to the applicable customer. Applying this language to our performance obligations, if we were to move a customer’s freight partially to its destination but were unable to complete the remaining obligation, a replacement vendor would only have to complete the transit as opposed to initiating at shipment origin. Therefore, we believe our customers simultaneously receive and consume the benefits we provide and as a result we will recognize the revenue for each shipment over the course of time.

Management notes that the FASB’s basis for conclusions to the new revenue standard includes an example of a transportation contract to move goods from one city to another. In paragraph BC126 of ASU 2014-09 (ASC 606), the FASB explained the application of over time revenue recognition guidance to transportation services. Forward Air’s conclusion is consistent with the FASB’s conclusion in BC126.

Once management concluded that revenue would be recognized over time under ASC 606, management determined an appropriate measure of progress of recognizing revenue over time toward complete satisfaction of a performance obligation. Most of the company’s services are completed in a short amount of time; therefore, a relatively small number of contracts in a quarter are open as of the end of the quarter. Consequently, any reasonable measure of progress will result in materially the same amount of revenue in a quarter. Management concluded that the measure of progress would be days of shipping. For example, if a transportation service performance obligation takes three days to complete and a quarter ends on day two of the services, management would recognize two-thirds of the revenue for the transportation performance obligation.

Our revenue from contracts with customers is separated by our four reportable segments: Expedited LTL, TLS, Intermodal and Pool. This is consistent with our disclosures in earnings releases and annual reports and with the information regularly reviewed by the chief operating decision maker for evaluating financial performance.

We recast certain prior period amounts to conform with the adoption of the revenue recognition standard, as shown in the following tables:

	Three months ended March 31, 2017
(In millions, except per share data)	As Previously Reported	Adjustments	As Adjusted
Income Statement:
Revenue
LTL revenue	$140.6	$8.2	$148.8
Truckload Premium Services	41.8	5.3	47.1
Pool Distribution	37.8	1.0	38.8
Intermodal	28.3	0.6	28.9
Eliminations and other operations	(1.5)	(0.1)	(1.6)
Consolidated revenue	247.0	15.0	262.0

Operating Expenses	223.8	14.5	238.3
Income from operations	23.2	0.5	23.7
Income tax expenses	8.6	0.2	8.8
Net Income	14.2	0.4	14.6
Diluted earnings per share	$0.47	$0.01	$0.48

	December 31, 2017
(In millions)	As Previously Reported	Adjustments	As Adjusted
Balance Sheet:
Accounts receivable, net	$143.0	$4.9	$147.9
Accounts payable	24.7	6.0	30.7
Deferred income taxes	29.4	(0.3)	29.1
Retained earnings	337.8	(0.8)	337.0

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital expenditures, with cash flows from operations and borrowings under our bank lines of credit. Net cash provided by operating activities totaled approximately $40.8 million for the three months ended March 31, 2018 compared to approximately $37.1 million for the three months ended March 31, 2017. The $3.7 million increase in cash provided by operating activities is mainly attributable to an $7.5 million increase in net earnings after consideration of non-cash items and a $2.3 million decrease in accounts receivable and 0.6 million decrease in prepaid expenses and accounts payable. Accounts receivables decreased improved collections on revenues associated with the Atlantic acquisition. These increases were partly offset by increased estimated income tax payments.

Net cash used in investing activities was approximately $5.7 million for the three months ended March 31, 2018 compared with approximately $1.7 million during the three months ended March 31, 2017. Investing activities during the three months ended March 31, 2018 consisted primarily of net capital expenditures of $5.6 million primarily for new trailers and information technology.  Investing activities during the three months ended March 31, 2017 consisted primarily of net capital expenditures of $1.9 million primarily for for new computer hardware and internally developed software. The proceeds from disposal of property and equipment during the three months ended March 31, 2018 and 2017 were primarily from sales of older trailers and vehicles.

Net cash used in financing activities totaled approximately $26.3 million for the three months ended March 31, 2018 compared with net cash used in financing activities of $29.5 million for the three months ended March 31, 2017.  The $3.2 million change in cash from financing activities was attributable to a $27.8 million decrease in payments on the term loan partly offset by a $13.0 million decrease in borrowing from our revolving credit facility. Additionally, there was a $1.6 million decrease in cash from employee stock transactions. The three months ended March 31, 2018 also included $20.0 million used to repurchase shares of our common stock, which was a $10.0 million increase from the $10.0 million used to repurchase shares of common stock for the same period of 2017.

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

The Facility is scheduled to mature in September 2022. The proceeds were used to refinance existing indebtedness of the Company and may be used to refinance existing indebtedness of the Company and for working capital, capital expenditures and other general corporate purposes. The Facility refinances the Company’s existing obligations for its unsecured credit facility under the credit agreement dated as of February 4, 2015, as amended, which has been terminated as of the date of the new Facility.

Unless the Company elects otherwise under the credit agreement, interest on borrowings under the Facility is based on the highest of (a) the federal funds rate (not less than 0%) plus 0.5%, (b) the administrative agent's prime rate and (c) the LIBOR Rate plus 1.0%, in each case plus a margin that can range from 0.3% to 0.8% with respect to the Facility depending on the Company’s ratio of consolidated funded indebtedness to earnings before interest, taxes, depreciation and amortization, as set forth in the credit agreement. Payments of interest for each loan that is based on the LIBOR Rate are due in arrears on the last day of the interest period applicable to such loan (with interest periods of one, two or three months being available, at the Company’s option). Payments of interest on loans that are not based on the LIBOR Rate are due on the last day of each quarter ended March 31, June 30, September 30 and December 31 of each year. All unpaid amounts of principal and interest are due at maturity. As of March 31, 2018, we had $40.5 million in borrowings outstanding under the revolving credit facility, $7.9 million utilized for outstanding letters of credit and $101.6 million of available borrowing capacity under the revolving credit facility.  The interest rate on the outstanding borrowing under the revolving credit facility was 3.6% at March 31, 2018.

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
The facility replaced our previously existing unsecured credit facility, which had a maximum aggregate principal amount of $275.0 million, including a revolving credit facility of $150.0 million and a term loan facility of $125.0 million. The previous revolving credit facility was scheduled to expire in February 2020.

On July 21, 2016, our Board of Directors approved a stock repurchase authorization for up to three million shares of the Company’s common stock. During the three months ended March 31, 2018, we repurchased 364,286 for $20.0 million, or $54.88 per share.

During the three months ended March 31, 2017, we repurchased 204,809 for $10.0 million, or $48.81 per share. As of March 31, 2018, there were 1,454,379 shares remaining to be purchased under the 2016 Plan.

During the each quarter of 2017 and the first quarter of 2018, our Board of Directors declared a cash dividend of $0.15 per share of common stock. We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.
We believe that our available cash, investments, expected cash generated from future operations and borrowings under the available credit facility will be sufficient to satisfy our anticipated cash needs for at least the next twelve months.

Forward-Looking Statements

This report contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. In this Form 10-Q, forward-looking statements include, but are not limited to, any projections of earnings, revenues, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements regarding future insurance and claims; any statements concerning proposed or intended new services or developments; any statements regarding intended expansion through acquisition or greenfield startups; any statements regarding future economic conditions or performance; and any statements of belief and any statements of assumptions underlying any of the foregoing. Some forward-looking statements may be identified by use of such terms as “believes,” “anticipates,” “intends,” “plans,” “estimates,” “projects” or “expects.”  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  The following is a list of factors, among others, that could cause actual results to differ materially from those contemplated by the forward-looking statements: economic factors such as recessions, inflation, higher interest rates and downturns in customer business cycles, the creditworthiness of our customers and their ability to pay for services rendered, the availability and compensation of qualified independent owner-operators and freight handlers as well as contracted, third-party carriers needed to serve our customers’ transportation needs, the inability of our information systems to handle an increased volume of freight moving through our network, changes in fuel prices, our inability to maintain our historical growth rate because of a decreased volume of freight or decreased average revenue per pound of freight moving through our network, loss of a major customer, increasing competition and pricing pressure, our ability to secure terminal facilities in desirable locations at reasonable rates, our inability to successfully integrate acquisitions, claims for property damage, personal injuries or workers’ compensation, enforcement of and changes in governmental regulations, environmental and tax matters, insurance matters, the handling of hazardous materials and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2017. As a result of the foregoing, no assurance can be given as to future financial condition, cash flows or results of operations.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk related to our outstanding debt is not significant and has not changed materially since December 31, 2017.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A summary of factors which could affect results and cause results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf, are further described under the caption “Risk Factors” in the Business portion of our 2017 Annual Report on Form 10-K.

The following risk factor serves to update the applicable risk factor described under Part I of our Annual Report on Form 10-K for the year ended December 31, 2017 related to our insurance program.

Claims for property damage, personal injuries or workers’ compensation and related expenses could significantly reduce our earnings.

Under DOT regulations, we are liable for property damage and personal injuries caused by owner-operators and Company-employed drivers while they are operating on our behalf. Additionally, from time to time, the drivers employed and engaged by the third-party transportation carriers we contract with are involved in accidents, which may result in serious personal injuries. The resulting types and/or amounts of damages may be excluded by or exceed the amount of insurance coverage maintained by the contracted carrier. Although these drivers are not our employees and all of these drivers are employees, owner-operators, or independent contractors working for carriers, from time to time, claims may be asserted against us for their actions, or for our actions in retaining them. In our Expedited LTL and Pool businesses, we have a self-insured retention ("SIR") of $3.0 million per occurrence for vehicle and general liability claims and will be responsible for any damages and personal injuries below that self-insured amount. We are also responsible for varying annual aggregate deductible amounts of liability for claims in excess of the SIR/deductible. For the policy year that began April 1, 2018, we have an annual $6.0 million aggregate deductible for claims between $3.0 million and $5.0 million. We also have a $2.5 million aggregate deductible for claims between $5.0 million and $10.0 million. As a result, we are responsible for the first $7.5 million per claim, until we meet the $6.0 million aggregate deductible for claims between $3.0 million and $5.0 million and the $2.5 million aggregate deductible for claims between $5.0 million and $10 million. We cannot guarantee that our SIR levels will not increase and/or that we have to agree to more unfavorable policy terms as a result of market conditions, poor claims experience or other factors.

We may also be subject to claims for workers’ compensation. We maintain workers’ compensation insurance coverage that we believe is adequate to cover such claims. We have a SIR of approximately $0.4 million for each such claim, except in Ohio, where we are a qualified self-insured entity with an approximately $0.5 million self-insured retention. We could incur claims in excess of our policy limits or incur claims not covered by our insurance. Any claims beyond the limits or scope of our insurance coverage may have a material adverse effect on us. Because we do not carry “stop loss” insurance, a significant increase in the number of claims that we must cover under our self-insurance retainage could adversely affect our profitability. In addition, we may be unable to maintain insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against losses.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

On July 21, 2016, our Board of Directors approved a stock repurchase authorization for up to three million shares of the Company’s common stock ("shares"). Information regarding repurchases of our shares during the first quarter of 2018 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced 2016 Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
January 1-31, 2018	—	$—	—	1,818,665
February 1-28, 2018	250,696	55	250,696	1,567,969
March 1-31, 2018	113,590	54	113,590	1,454,379
Total	364,286	$55	364,286	1,454,379

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

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

10.4	Form of CEO Nonqualified Stock Option Agreement under the registrant's 2016 Omnibus Incentive Compensation Plan
10.5	Form of CEO Performance Share Agreement under the registrant's 2016 Omnibus Incentive Compensation Plan
10.6	Form of CEO Restricted Stock Agreement under the registrant's 2016 Omnibus Incentive Compensation Plan
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Forward Air Corporation
Date: April 26, 2018	By:	/s/ Michael J. Morris
Michael J. Morris Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

No.	Exhibit
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

10.4	Form of CEO Nonqualified Stock Option Agreement under the registrant's 2016 Omnibus Incentive Compensation Plan
10.5	Form of CEO Performance Share Agreement under the registrant's 2016 Omnibus Incentive Compensation Plan
10.6	Form of CEO Restricted Stock Agreement under the registrant's 2016 Omnibus Incentive Compensation Plan
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase