Form 10-Q
period 2018-06-30
FORWARD AIR CORP
filed 2018-07-26
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2018
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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of July 23, 2018 was 29,348,539.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited).

Forward Air Corporation
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)
(Unaudited)
	June 30, 2018	December 31, 2017
		(As Adjusted)
Assets
Current assets:
Cash	$20,102	$3,893
Accounts receivable, less allowance of $3,452 in 2018 and $3,006 in 2017	152,393	147,948
Other current assets	21,010	15,807
Total current assets	193,505	167,648

Property and equipment	401,507	399,235
Less accumulated depreciation and amortization	197,264	193,123
Total property and equipment, net	204,243	206,112
Goodwill and other acquired intangibles:
Goodwill	191,671	191,671
Other acquired intangibles, net of accumulated amortization of $76,033 in 2018 and $71,527 in 2017	106,741	111,247
Total goodwill and other acquired intangibles, net	298,412	302,918
Other assets	15,132	15,944
Total assets	$711,292	$692,622

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$32,036	$30,723
Accrued expenses	37,337	35,069
Current portion of debt and capital lease obligations	344	359
Total current liabilities	69,717	66,151

Long-term debt and capital lease obligations, less current portion	40,453	40,588
Other long-term liabilities	25,678	24,104
Deferred income taxes	33,574	29,080

Shareholders’ equity:
Preferred stock	—	—
Common stock, $0.01 par value: Authorized shares - 50,000,000, Issued and outstanding shares - 29,073,811 in 2018 and 29,454,062 in 2017	291	295
Additional paid-in capital	201,373	195,346
Retained earnings	340,206	337,058
Total shareholders’ equity	541,870	532,699
Total liabilities and shareholders’ equity	$711,292	$692,622

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
		(As Adjusted)		(As Adjusted)
Operating revenue	$330,343	$283,876	$632,951	$545,921

Operating expenses:
Purchased transportation	155,716	131,102	295,382	248,796
Salaries, wages and employee benefits	72,073	65,018	141,655	126,946
Operating leases	18,006	14,796	35,970	30,397
Depreciation and amortization	10,362	10,219	21,052	20,252
Insurance and claims	10,086	7,730	17,238	13,536
Fuel expense	5,598	3,671	11,152	7,351
Other operating expenses	25,632	21,344	53,397	44,905
Total operating expenses	297,473	253,880	575,846	492,183
Income from operations	32,870	29,996	57,105	53,738

Other income (expense):
Interest expense	(483)	(236)	(854)	(518)
Other, net	(1)	18	(1)	(8)
Total other income (expense)	(484)	(218)	(855)	(526)
Income before income taxes	32,386	29,778	56,250	53,212
Income tax expense	8,088	10,112	14,212	18,966
Net income and comprehensive income	$24,298	$19,666	$42,038	$34,246

Net income per share:
Basic	$0.83	$0.65	$1.42	$1.13
Diluted	$0.82	$0.65	$1.42	$1.13

Dividends per share:	$0.15	$0.15	$0.30	$0.30

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended
	June 30, 2018	June 30, 2017

		(As Adjusted)
Operating activities:
Net income	$42,038	$34,246
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	21,052	20,252
Share-based compensation	4,678	4,026
(Gain) loss on disposal of property and equipment	(134)	507
Provision for loss on receivables	457	257
Provision for revenue adjustments	1,829	1,468
Deferred income tax	4,494	1,081
Changes in operating assets and liabilities
Accounts receivable	(6,732)	(10,484)
Prepaid expenses and other current assets	(3,639)	(3,978)
Income taxes	(1,428)	1,737
Accounts payable and accrued expenses	4,375	2,868
Net cash provided by operating activities	66,990	51,980

Investing activities:
Proceeds from disposal of property and equipment	4,839	1,339
Purchases of property and equipment	(17,606)	(4,662)
Acquisition of business, net of cash acquired	—	(22,500)
Other	(347)	513
Net cash used in investing activities	(13,114)	(25,310)

Financing activities:
Payments of debt and capital lease obligations	(151)	(27,933)
Proceeds from senior credit facility	—	35,000
Payments on line of credit	—	(14,500)
Proceeds from exercise of stock options	1,112	4,892
Payments of cash dividends	(8,828)	(9,082)
Repurchase of common stock (repurchase program)	(28,165)	(11,995)
Common stock issued under employee stock purchase plan	237	226
Cash settlement of share-based awards for tax withholdings	(1,872)	(1,699)
Net cash used in financing activities	(37,667)	(25,091)
Net increase in cash	16,209	1,579
Cash at beginning of period	3,893	8,511
Cash at end of period	$20,102	$10,090

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2018

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

Our Intermodal segment provides first- and last-mile high value intermodal container drayage services both to and from seaports and railheads. Intermodal also offers dedicated contract and CFS warehouse and handling services. Today, Intermodal operates primarily in the Midwest and Southeast, with a smaller operational presence in the Southwest United States.

In our Pool Distribution segment, we provide high-frequency handling and distribution of time sensitive product to numerous destinations within a specific geographic region. We offer this service throughout the Mid-Atlantic, Southeast, Midwest and Southwest United States.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company’s operating results are subject to seasonal trends (as described in our 2017 Form 10-K) when measured on a quarterly basis; therefore operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and notes thereto included in the Forward Air Corporation Annual Report on Form 10-K for the year ended December 31, 2017.

The accompanying unaudited condensed consolidated financial statements of the Company include Forward Air Corporation and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior period financial information to conform to the current year presentation.

2.    Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): "Simplifying the Accounting for Goodwill Impairment." Under the new standard, a goodwill impairment loss will be measured at the amount by which a reporting unit's carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill, thus no longer requiring the two-step method. The guidance requires prospective adoption and will be effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption of this guidance is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We have adopted this guidance and do not expect any impact to the consolidated financial statements.

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

In May 2014, the FASB issued guidance on revenue from contracts with customers that superseded most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2018

provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017. The guidance permits the use of either a full retrospective or modified retrospective adoption approach with a cumulative effect adjustment recorded in either scenario as necessary upon transition.

As permitted by the guidance, we implemented the use of full retrospective presentation, which required the Company to restate each prior reporting period presented. While evaluating principal versus agent relationships under the new standard, we determined that we will transition the fuel surcharge revenue stream from an agent to principal relationship. This caused this revenue stream and associated costs to be recognized on a gross basis that have historically been recognized on a net basis, increasing revenue and expenses by approximately $15,392 and $29,595 for the three and six months ended June 30, 2017, respectively, with no impact on operating income.

In addition, based on a review of our customer shipping arrangements, we have concluded that revenue recognition for our performance obligations should be over time. This is because the customer will simultaneously receive and consume the benefits of these services as the entity performs over the related service period. A performance obligation is performed over time if an entity determines that another entity would not need to substantially reperform the work completed to date if another entity were to fulfill the remaining performance obligation to the applicable customer. Applying this guidance to our shipping performance obligations, if we were to move a customer’s freight partially to its destination but were unable to complete the remaining obligation, a replacement vendor would only have to complete the transit as opposed to initiating at shipment origin. Therefore, we believe our customers simultaneously receive and consume the benefits we provide and as a result we will recognize the revenue for each shipment over the course of time.

Once management concluded that revenue would be recognized over time under ASC 606, management determined an appropriate measure of progress of recognizing revenue over time toward complete satisfaction of a performance obligation. Most of the Company’s services are completed in a short amount of time; therefore, a relatively small number of contracts are open as of the end of the quarter. Management concluded that the measure of progress would be days of shipping. For example, if a transportation service performance obligation takes three days to complete and a quarter ends on day two of the services, management would recognize two-thirds of the revenue for the transportation performance obligation.

Our revenue from contracts with customers is disclosed within our four reportable segments: Expedited LTL, TLS, Intermodal and Pool. This is consistent with our disclosures in earnings releases and annual reports and with the information regularly reviewed by the chief operating decision maker for evaluating financial performance.

We recast certain prior period amounts to conform with the adoption of the revenue recognition standard, as shown in the "As Adjusted" columns of the following tables:

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2018

	Three months ended June 30, 2017
(In thousands, except per share data)	As Previously Reported	Adjustments	As Adjusted
Income Statement:
Revenue
LTL revenue	$152,270	$8,202	$160,472
Truckload Premium Services	45,186	5,265	50,451
Pool Distribution	36,835	921	37,756
Intermodal	35,270	1,970	37,240
Eliminations and other operations	(2,043)	—	(2,043)
Consolidated revenue	267,518	16,358	283,876

Operating Expenses	237,709	16,171	253,880
Income from operations	29,809	187	29,996
Income tax expenses	10,041	71	10,112
Net Income	19,550	116	19,666
Diluted earnings per share	$0.64	$0.01	$0.65

	Six months ended June 30, 2017
(In thousands, except per share data)	As Previously Reported	Adjustments	As Adjusted
Income Statement:
Revenue
LTL revenue	$292,868	$16,369	$309,237
Truckload Premium Services	86,971	10,567	97,538
Pool Distribution	74,658	1,900	76,558
Intermodal	63,561	2,586	66,147
Eliminations and other operations	(3,559)	—	(3,559)
Consolidated revenue	514,499	31,422	545,921

Operating Expenses	461,502	30,681	492,183
Income from operations	52,997	741	53,738
Income tax expenses	18,678	288	18,966
Net Income	33,793	453	34,246
Diluted earnings per share	$1.11	$0.02	$1.13

3.    Acquisitions and Goodwill

Intermodal Acquisitions

As part of the Company's strategy to expand its Intermodal operations, in May 2017, we acquired certain assets of Atlantic Trucking Company, Inc., Heavy Duty Equipment Leasing, LLC, Atlantic Logistics, LLC and Transportation Holdings, Inc. (together referred to as “Atlantic” in this note) for $22,500 and a potential earnout of $1,000. The acquisition was funded by a combination of cash on hand and funds from our revolving credit facility. Atlantic was a privately held provider of intermodal, drayage and related services headquartered in Charleston, South Carolina. It also has terminal operations in Atlanta, Charlotte, Houston, Jacksonville, Memphis, Nashville, Norfolk and Savannah. These locations allowed Intermodal to significantly expand its footprint in the

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2018

southeastern region. In October 2017, we also acquired certain assets of Kansas City Logistics, LLC ("KCL") for $640 and an earnout of $100 paid in the second quarter of 2018. KCL provided Intermodal with an expanded footprint in the Kansas and Missouri markets. The assets, liabilities, and operating results of these collective acquisitions have been included in the Company's consolidated financial statements from their dates of acquisition and have been included in the Intermodal reportable segment.
Allocations of Purchase Prices
The following table presents the allocation of the Atlantic and KCL purchase prices to the assets acquired and liabilities assumed based on their estimated fair values and resulting residual goodwill (in thousands):

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
The fair value of the non-compete agreements and customer relationships assets were estimated using an income approach. The Company's inputs into fair value estimates are classified within level 3 of the fair value hierarchy as defined in the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“the FASB Codification”). Under this method, an intangible asset's fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To estimate fair value, the Company used cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset. The Company believes that the level and timing of cash flows appropriately reflect market participant assumptions. Cash flows were assumed to extend through the remaining economic useful life of each class of intangible asset.
Goodwill

The Company conducted its annual impairment assessments and test of goodwill for each reporting unit as of June 30, 2018 and no impairment charges were required. The first step of the goodwill impairment test is the Company's assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the reporting unit's carrying amount, including goodwill. When performing the qualitative assessment, the Company considers the impact of factors including, but not limited to, macroeconomic and industry conditions, overall financial performance of each reporting unit, litigation and new legislation. If based on the qualitative assessments, the Company believes it more likely than not that the fair value of a reporting unit is less than the reporting unit's carrying amount, or periodically as deemed appropriate by management, the Company will prepare an estimation of the respective reporting unit's fair value utilizing a quantitative approach.  If a quantitative fair value

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2018

estimation is required, the Company estimates the fair value of the applicable reporting units, using a combination of discounted projected cash flows and market valuations for comparable companies as of the valuation date (level 3).  If this estimation of fair value indicates that impairment potentially exists, the Company will then measure the amount of the impairment, if any.  Goodwill impairment exists when the estimated implied fair value of goodwill is less than its carrying value.  Changes in strategy or market conditions could significantly impact these fair value estimates and require adjustments to recorded asset balances.

We have five reporting units - Expedited LTL, TLX Forward Air, Intermodal, Pool Distribution and Total Quality, Inc. ("TQI"). The TLX Forward Air and the TQI reporting units are assigned to the Truckload Premium Services reportable segment. Currently, there is no goodwill assigned to the TLX Forward Air reporting unit. Our 2018 calculations for LTL, Pool Distribution, Intermodal and TQI indicated that, as of June 30, 2018, the fair value of each reporting unit exceeded their carrying value by approximately 349.0%, 182.0%, 73.0% and 36.0%, respectively.

For our 2018 analysis, the significant assumptions used for the income approach were projected net cash flows and the following discount and long-term growth rates:

	Expedited LTL	Pool	Intermodal	TQI
Discount rate	12.0%	15.5%	14.0%	16.5%
Long-term growth rate	4.0%	4.0%	4.0%	4.0%

The estimates used to calculate the fair value of each reporting unit change from year to year based on operating results, market conditions, and other factors. Changes in these estimates and assumptions could materially affect the determination of the reporting unit's fair value and goodwill impairment for the reporting unit.

There were no changes to goodwill for the six months ended June 30, 2018. Approximately $112,527 of goodwill is deductible for tax purposes. The following is a summary of the goodwill balances as of June 30, 2018.

Ending balance, June 30, 2018
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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2018

Employee Activity - Stock Options

Stock option grants to employees generally expire seven years from the grant date and typically vest ratably over a three-year period.  The Company used the Black-Scholes option-pricing model to estimate the grant-date fair value of options granted.  The weighted-average fair value of options granted and assumptions used to estimate their fair value during the six months ended June 30, 2018 and 2017 were as follows:

	Six months ended
	June 30, 2018	June 30, 2017
Expected dividend yield	1.1%	1.3%
Expected stock price volatility	24.9%	28.7%
Weighted average risk-free interest rate	2.6%	2.0%
Expected life of options (years)	6.0	6.0
Weighted average grant date fair value	$15	$13

The following tables summarize the Company’s employee stock option activity and related information:

	Three months ended
	June 30, 2018	June 30, 2017
Share-based compensation for options	$346	$331

	Six months ended June 30, 2018
				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Options	Exercise	Value	Contractual
	(000)	Price	(000)	Term
Outstanding at December 31, 2017	440	$45
Granted	86	59
Exercised	(26)	42
Forfeited	—	—
Outstanding at June 30, 2018	500	$47	$4,985	4.4
Exercisable at June 30, 2018	287	$44	$3,853	3.3

	Six months ended
	June 30, 2018	June 30, 2017
Share-based compensation for options	$688	$699
Tax benefit for option compensation	$172	$254
Unrecognized compensation cost for options, net of estimated forfeitures	$2,243	$2,281
Weighted average period over which unrecognized compensation will be recognized (years)	2.0

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2018

Employee Activity - Non-vested Shares

Non-vested share grants to employees vest ratably over a three-year period.  The non-vested shares’ fair values were estimated using closing market prices on the day of grant. The following tables summarize the Company’s employee non-vested share activity and related information:

	Three months ended
	June 30, 2018	June 30, 2017
Share-based compensation for non-vested shares	$1,566	$1,279

	Six months ended June 30, 2018
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2017	227	$47
Granted	174	59
Vested	(107)	56
Forfeited	(2)	52
Outstanding and non-vested at June 30, 2018	292	$54	$15,758

	Six months ended
	June 30, 2018	June 30, 2017
Share-based compensation for non-vested shares	$2,965	$2,518
Tax benefit for non-vested share compensation	$741	$917
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$13,371	$8,826
Weighted average period over which unrecognized compensation will be recognized (years)	2.0

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

	Six months ended
	June 30, 2018	June 30, 2017
Expected stock price volatility	24.3%	24.7%
Weighted average risk-free interest rate	2.2%	1.4%

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2018

The following tables summarize the Company’s employee performance share activity, assuming median share awards, and related information:

	Three months ended
	June 30, 2018	June 30, 2017
Share-based compensation for performance shares	$307	$257

	Six months ended June 30, 2018
		Weighted-	Aggregate
	Performance	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2017	69	$58
Granted	18	72
Additional shares awarded based on performance	—	—
Vested	—	—
Forfeited	(22)	67
Outstanding and non-vested at June 30, 2018	65	$58	$3,795

	Six months ended
	June 30, 2018	June 30, 2017
Share-based compensation for performance shares	$642	$441
Tax benefit for performance share compensation	$161	$160
Unrecognized compensation cost for performance shares, net of estimated forfeitures	$2,036	$2,135
Weighted average period over which unrecognized compensation will be recognized (years)	2.0

Employee Activity - Employee Stock Purchase Plan
Under the 2005 Employee Stock Purchase Plan (the “ESPP”), which has been approved by shareholders, the Company is authorized to issue up to a remaining 367,309 shares of common stock to employees of the Company. These shares may be issued at a price equal to 90% of the lesser of the market value on the first day or the last day of each six-month purchase period. Common stock purchases are paid for through periodic payroll deductions and/or up to two large lump sum contributions. For the six months ended June 30, 2018, participants under the plan purchased 4,550 shares at an average price of $51.98 per share. For the six months ended June 30, 2017, participants under the plan purchased 5,188 shares at an average price of $43.59 per share. The weighted-average fair value of each purchase right under the ESPP granted for the six months ended June 30, 2018, which is equal to the discount from the market value of the common stock at the end of each six month purchase period, was $7.10 per share. The weighted-average fair value of each purchase right under the ESPP granted for the six months ended June 30, 2017, which is equal to the discount from the market value of the common stock at the end of each six month purchase period, was $9.69 per share. Share-based compensation expense of $32 and $51 was recognized during the three and six months ended June 30, 2018 and 2017, respectively.

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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2018

	Three months ended
	June 30, 2018	June 30, 2017
Share-based compensation for non-vested shares	$166	$146

	Six months ended June 30, 2018
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2017	11	$52
Granted	15	58
Vested	(12)	52
Forfeited	—	—
Outstanding and non-vested at June 30, 2018	14	$58	$805

	Six months ended
	June 30, 2018	June 30, 2017
Share-based compensation for non-vested shares	$351	$317
Tax benefit for non-vested share compensation	$88	$115
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$703	$442
Weighted average period over which unrecognized compensation will be recognized (years)	0.9

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

Unless the Company elects otherwise under the credit agreement, interest on borrowings under the Facility is based on the highest of (a) the federal funds rate (not less than 0%) plus 0.5%, (b) the administrative agent's prime rate and (c) the LIBOR Rate plus 1.0%, in each case plus a margin that can range from 0.3% to 0.8% with respect to the Facility depending on the Company’s ratio of consolidated funded indebtedness to earnings before interest, taxes, depreciation and amortization, as set forth in the credit agreement. Payments of interest for each loan that is based on the LIBOR Rate are due in arrears on the last day of the interest period applicable to such loan (with interest periods of one, two or three months being available, at the Company’s option). Payments of interest on loans that are not based on the LIBOR Rate are due on the last day of each quarter ended March 31, June

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2018

30, September 30 and December 31 of each year. All unpaid amounts of principal and interest are due at maturity. As of June 30, 2018, we had $40,500 in borrowings outstanding under the revolving credit facility, $11,039 utilized for outstanding letters of credit and $98,461 of available borrowing capacity under the revolving credit facility.  The interest rate on the outstanding borrowing under the revolving credit facility was 3.6% at June 30, 2018.

The Facility contains customary events of default including, among other things, payment defaults, breach of covenants, cross acceleration to material indebtedness, bankruptcy-related defaults, material judgment defaults, and the occurrence of certain change of control events. The occurrence of an event of default may result in, among other things, the termination of the Facilities, acceleration of repayment obligations and the exercise of remedies by the lenders with respect to the Company and its subsidiaries that are party to the Facility. The Facility also contains financial covenants and other covenants that, among other things, restrict the ability of the Company and its subsidiaries, without the approval of the required lenders, to engage in certain mergers, consolidations, asset sales, dividends and stock repurchases, investments, and other transactions or to incur liens or indebtedness in excess of agreed thresholds, as set forth in the credit agreement. As of June 30, 2018, the Company was in compliance with the aforementioned covenants.

6.    Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
		(As Adjusted)		(As Adjusted)
Numerator:
Net income and comprehensive income	$24,298	$19,666	$42,038	$34,246
Income allocated to participating securities	(209)	(160)	(359)	(281)
Numerator for basic and diluted income per share - net income	$24,089	$19,506	$41,679	$33,965
Denominator (in thousands):
Denominator for basic income per share - weighted-average shares	29,169	30,026	29,288	30,029
Effect of dilutive stock options (in thousands)	74	61	71	68
Effect of dilutive performance shares (in thousands)	29	27	32	30
Denominator for diluted income per share - adjusted weighted-average shares	29,272	30,114	29,391	30,127
Basic net income per share	$0.83	$0.65	$1.42	$1.13
Diluted net income per share	$0.82	$0.65	$1.42	$1.13

The number of instruments that could potentially dilute net income per basic share in the future, but that were not included in the computation of net income per diluted share because to do so would have been anti-dilutive for the periods presented, are as follows:

	June 30, 2018	June 30, 2017
Anti-dilutive stock options (in thousands)	82	284
Anti-dilutive performance shares (in thousands)	15	19
Anti-dilutive non-vested shares and deferred stock units (in thousands)	5	—
Total anti-dilutive shares (in thousands)	102	303

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2018

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

Tax Rate

For the three months ended June 30, 2018 and 2017, the effective income tax rates varied from the statutory federal income tax rate of 21.0% and 35.0%, primarily as a result of the effect of state income taxes, net of the federal benefit, and permanent differences between book and tax net income. The combined federal and state effective tax rate for the six months ended June 30, 2018 was 25.3% compared to a rate of 35.6% for the same period in 2017.  The lower effective tax rate for the six months ended June 30, 2018 is the result of the enactment of the U.S. Tax Act, which lowered the statutory federal income tax rate to 21.0% from 35.0%. The lower rate was partly offset by fuel tax benefits taken in the six months ended June 30, 2018 that were not deductible for tax purposes and 2017 benefiting from qualified production property deductions that were not renewed in the U.S. Tax Act.

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

	June 30, 2018
	Carrying Value	Fair Value
Capital leases	$544	$565

The Company's fair value estimates for the above financial instruments are classified within level 3 of the fair value hierarchy.

9.    Shareholders' Equity

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2018

During each quarter of 2017 and the first and second quarters of 2018, our Board of Directors declared a cash dividend of $0.15 per share of common stock. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

On July 21, 2016, our Board of Directors approved a stock repurchase authorization for up to three million shares of the Company’s common stock. The following table summarizes our share repurchases for the three and six months ended June 30, 2018 and 2017.

	Three months ended		Six months ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Shares repurchased	132,880	42,055	497,166	246,864
Cost of shares repurchased	$8,172	$1,999	$28,165	$11,995
Average cost per share	$61.50	$47.54	$56.65	$48.59
As of June 30, 2018, 1,321,499 shares were available to be purchased under the 2016 Plan.

10.    Commitments and Contingencies

From time to time, the Company is party to ordinary, routine litigation incidental to and arising in the normal course of business.  The Company does not believe that any of these pending actions, individually or in the aggregate, will have a material adverse effect on its business, financial condition or results of operations.

The primary claims in the Company’s business relate to workers’ compensation, property damage, vehicle liability and medical benefits. Most of the Company’s insurance coverage provides for self-insurance levels with primary and excess coverage which management believes is sufficient to adequately protect the Company from catastrophic claims. We renewed our liability insurance policies on April 1, 2018 and took on additional risk exposure for vehicle liability claims by increasing our self-insurance retention and deductible levels. See “Item 1A - Risk Factors” for additional details related to the risks of our insurance coverage. In the opinion of management, adequate provision has been made for all incurred claims up to the self-insured limits, including provision for estimated claims incurred but not reported.

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

Except for certain insurance activity, the accounting policies of the segments are the same as those described in the summary of significant accounting policies disclosed in Note 1 of the Forward Air Corporation Annual Report on Form 10-K for the year ended December 31, 2017. For workers compensation and vehicle claims each segment is charged an insurance premium and is also charged a deductible that corresponds with each segment's individual self retention limit. However, any losses beyond our

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2018

deductibles and any loss development factors applied to our outstanding claims as a result of actuarial analysis are not passed to the segments, but reported at the corporate level ("Eliminations & other").

Segment data includes intersegment revenues and shared costs.  Costs of the corporate headquarters, shared services and shared assets, such as trailers, are allocated to the segments based on usage. The cost basis of shared assets are not allocated. The basis for the majority of shared assets, such as trailers, are included in Expedited LTL.  The Company evaluates the performance of its segments based on income from operations.   The Company’s business is conducted in the U.S. and Canada.

The following tables summarize segment information about results from operations and assets used by the chief operating decision maker of the Company in making decisions regarding allocation of assets and resources as of and for the three and six months ended June 30, 2018 and 2017.

	Three months ended June 30, 2018
	Expedited LTL	Truckload Premium	Pool Distribution	Intermodal	Eliminations & other	Consolidated
External revenues	$191,159	$46,903	$43,197	$49,084	$—	$330,343
Intersegment revenues	1,732	2,044	108	78	(3,962)	—
Depreciation and amortization	5,557	1,562	1,705	1,537	1	10,362
Share-based compensation expense	1,877	166	113	210	51	2,417
Interest expense	—	2	—	24	457	483
Income from operations	26,526	1,717	1,589	5,543	(2,505)	32,870
Total assets	658,125	69,082	58,695	151,962	(226,572)	711,292
Capital expenditures	10,648	36	576	125	—	11,385

	Three months ended June 30, 2017
	(As Adjusted)
	Expedited LTL	Truckload Premium	Pool Distribution	Intermodal	Eliminations & other	Consolidated
External revenues	$159,842	$49,129	$37,685	$37,220	$—	$283,876
Intersegment revenues	630	1,322	71	20	(2,043)	—
Depreciation and amortization	5,520	1,590	1,613	1,496	—	10,219
Share-based compensation expense	1,731	85	119	129	—	2,064
Interest expense	1	—	—	13	222	236
Income (loss) from operations	23,047	1,855	1,625	3,209	260	29,996
Total assets	629,098	57,933	51,214	145,343	(219,320)	664,268
Capital expenditures	1,756	2	203	49	—	2,010

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
June 30, 2018

	Six months ended June 30, 2018
	Expedited LTL	Truckload Premium	Pool Distribution	Intermodal	Eliminations & other	Consolidated
External revenues	$359,521	$90,064	$85,804	$97,562	$—	$632,951
Intersegment revenues	3,314	4,976	172	169	(8,631)	—
Depreciation and amortization	11,085	3,320	3,509	3,138	—	21,052
Share-based compensation expense	3,553	345	229	500	51	4,678
Interest expense	1	3	—	37	813	854
Income (loss) from operations	47,298	1,674	2,960	9,012	(3,839)	57,105
Total assets	658,125	69,082	58,695	151,962	(226,572)	711,292
Capital expenditures	16,705	40	654	207	—	17,606

	Six months ended June 30, 2017
	(As Adjusted)
	Expedited LTL	Truckload Premium	Pool Distribution	Intermodal	Eliminations & other	Consolidated
External revenues	$308,021	$95,368	$76,416	$66,116	$—	$545,921
Intersegment revenues	1,216	2,170	142	31	(3,559)	—
Depreciation and amortization	11,084	3,147	3,415	2,606	—	20,252
Share-based compensation expense	3,377	180	207	262	—	4,026
Interest expense	2	—	—	24	492	518
Income (loss) from operations	41,975	3,610	2,991	5,763	(601)	53,738
Total assets	629,098	57,933	51,214	145,343	(219,320)	664,268
Capital expenditures	4,267	8	286	101	—	4,662

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Trends and Developments

Intermodal Acquisitions

As part of our strategy to expand our Intermodal operations, in May 2017, we acquired certain assets of Atlantic for $22.5 million with a potential earnout of $1.0 million. In October 2017, we acquired certain assets of KCL for $0.7 million with an earnout of $0.1 million paid in the second quarter of 2018. These acquisitions provide an opportunity for our Intermodal segment to expand into additional geographic markets or add volumes to our existing locations. The assets, liabilities, and operating results of these acquisitions have been included in the Company's consolidated financial statements from the date of acquisition and have been assigned to the Intermodal reportable segment.

Results from Operations
The following table sets forth our consolidated historical financial data for the three months ended June 30, 2018 and 2017 (in millions):

	Three months ended June 30
	2018	2017	Change	Percent Change
		(As Adjusted)
Operating revenue:
Expedited LTL	$192.9	$160.5	$32.4	20.2%
Truckload Premium Services	48.9	50.4	(1.5)	(3.0)
Pool Distribution	43.3	37.8	5.5	14.6
Intermodal	49.2	37.2	12.0	32.3
Eliminations and other operations	(4.0)	(2.0)	(2.0)	100.0
Operating revenue	330.3	283.9	46.4	16.3
Operating expenses:
Purchased transportation	155.7	131.1	24.6	18.8
Salaries, wages, and employee benefits	72.1	65.0	7.1	10.9
Operating leases	18.0	14.8	3.2	21.6
Depreciation and amortization	10.3	10.2	0.1	1.0
Insurance and claims	10.1	7.7	2.4	31.2
Fuel expense	5.6	3.7	1.9	51.4
Other operating expenses	25.6	21.4	4.2	19.6
Total operating expenses	297.4	253.9	43.5	17.1
Income from operations:
Expedited LTL	26.5	23.1	3.4	14.7
Truckload Premium Services	1.7	1.8	(0.1)	(5.6)
Pool Distribution	1.6	1.6	—	—
Intermodal	5.6	3.2	2.4	75.0
Other operations	(2.5)	0.3	(2.8)	NM
Income from operations	32.9	30.0	2.9	9.7
Other expense:
Interest expense	(0.5)	(0.2)	(0.3)	150.0
Total other expense	(0.5)	(0.2)	(0.3)	150.0
Income before income taxes	32.4	29.8	2.6	8.7
Income taxes	8.1	10.1	(2.0)	(19.8)
Net income	$24.3	$19.7	$4.6	23.4%
During the three months ended June 30, 2018, we experienced a 16.3% increase in our consolidated revenues compared to the three months ended June 30, 2017. Operating income increased $2.9 million, or 9.7%, to $32.9 million for the three months ended June 30, 2018 from $30.0 million for the same period of 2017.

Segment Operations

Expedited LTL's revenue increased $32.4 million, or 20.2%, and operating income increased $3.4 million, or 14.7% for the three months ended June 30, 2018, compared to the same period in 2017. The increase of Expedited LTL's revenue was the result of higher LTL volumes, increased pick up and delivery shipments and increased fuel surcharge revenue as a result of the increase in fuel prices since the second quarter of 2017. The increase in income from operations was mostly due to the aforementioned increases in revenue. The revenue increase was partly offset by increased utilization of third-party transportation providers, which caused the deterioration in income from operations as a percentage of revenue.

TLS revenue decreased $1.5 million, or 3.0% and operating income decreased $0.1 million for the three months ended June 30, 2018, compared to the same period in 2017. The revenue decrease was attributable to a decrease in overall miles due to culling of lower margin business as well as TLS's reduced fleet capacity on account of driver capacity restraints in the market versus the second quarter of last year. The increased revenue per mile was primarily driven by rate increases to existing customers and, to a lesser extent, the aforementioned culling of lower margin business. The deterioration in income from operations was due to the decrease in revenue and increased utilization of third party carriers mostly offset by a decrease in vehicle claims activity and improved efficiencies with our Company drivers.

Pool Distribution revenue increased $5.5 million, or 14.6%, and operating income was unchanged at $1.6 million for the three months ended June 30, 2018 and 2017.  The revenue increase was due to rate increases and increased volumes from existing customers and lanes and new business wins. The deterioration in Pool operating income as a percentage of revenue was primarily the result of increased use of third-party carriers, equipment rentals to cover additional volumes and higher fuel prices mostly offset by current year rate increases.

Intermodal revenue increased $12.0 million, or 32.3%, and operating income increased $2.4 million, or 75.0%, for the three months ended June 30, 2018, compared to the same period in 2017. The increases in operating revenue and income were primarily attributable to the Atlantic and KLC acquisitions, organic revenue growth and the positive impact of increased fuel surcharges.

Interest Expense

Interest expense was $0.5 million for the three months ended June 30, 2018 compared to $0.2 million for the same period of 2017. The increase in interest expense was attributable to additional borrowings on our revolving credit facility.

Income Taxes

The combined federal and state effective tax rate for the second quarter of 2018 was 25.0% compared to a rate of 34.0% for the same period in 2017. The lower effective tax rate for the second quarter of 2018 is the result of the enactment of the Tax Cuts and Jobs Act, which lowered the statutory federal income tax rate to 21.0% from 35.0%.

Net Income

As a result of the foregoing factors, net income increased by $4.6 million, or 23.4%, to $24.3 million for the second quarter of 2018 from $19.7 million for the same period in 2017.

Expedited LTL - Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017

The following table sets forth our historical financial data of the Expedited LTL segment for the three months ended June 30, 2018 and 2017 (in millions):

Expedited LTL Segment Information
(In millions)
(Unaudited)

	Three months ended
	June 30,	Percent of	June 30,	Percent of		Percent
	2018	Revenue	2017	Revenue	Change	Change
			(As Adjusted)
Operating revenue	$192.9	100.0%	$160.5	100.0%	$32.4	20.2%

Operating expenses:
Purchased transportation	90.5	46.9	69.0	43.0	21.5	31.2
Salaries, wages and employee benefits	41.2	21.4	37.0	23.1	4.2	11.4
Operating leases	10.2	5.3	9.0	5.6	1.2	13.3
Depreciation and amortization	5.6	2.9	5.5	3.4	0.1	1.8
Insurance and claims	3.6	1.9	4.2	2.6	(0.6)	(14.3)
Fuel expense	1.6	0.8	0.9	0.6	0.7	77.8
Other operating expenses	13.7	7.1	11.8	7.3	1.9	16.1
Total operating expenses	166.4	86.3	137.4	85.6	29.0	21.1
Income from operations	$26.5	13.7%	$23.1	14.4%	$3.4	14.7%

Expedited LTL Operating Statistics

	Three months ended
	June 30,	June 30,	Percent
	2018	2017	Change
		(As Adjusted)

Business days	64	64	—%

Tonnage
Total pounds ¹	668,129	615,315	8.6
Pounds per day ¹	10,440	9,614	8.6

Shipments
Total shipments	1,094,886	1,011,934	8.2
Shipments per day	17,108	15,811	8.2
Total shipments with pickup and/or delivery	266,628	243,969	9.3

Revenue per hundredweight	$25.83	$23.69	9.0
Revenue per hundredweight, ex fuel	21.83	21.22	2.9

Revenue per shipment	158	144	9.7
Revenue per shipment, ex fuel	133	129	3.1

Weight per shipment	610	608	0.3%

¹ - In thousands

Revenues
Expedited LTL had operating revenue increase $32.4 million, or 20.2%, to $192.9 million from $160.5 million, accounting for 58.4% of consolidated operating revenue for the three months ended June 30, 2018 compared to 56.5% for the same period in 2017. The increase in Expedited LTL's revenue was the result of higher LTL volumes, increased pick up and delivery shipments and increased fuel surcharge revenue as a result of the increase in fuel prices since the second quarter of 2017. Linehaul revenue, which is the largest portion of Expedited LTL revenue, increased $10.2 million, or 9.5%, on higher tonnage and the increase in average revenue per hundredweight, ex fuel noted in the preceding table. The increase in tonnage is due to a growing percentage of total volume from class-rated shipments and the increase in revenue per hundredweight is due to increased shipment size and revenue per shipment.
The $32.4 million revenue increase is also the result of a $11.6 million increase in fuel surcharge revenue largely due to rate increases to our fuel surcharges and increases in fuel prices and tonnage volumes.  Additionally, compared to the same period in 2017, revenue from pickup and delivery shipments attached to a linehaul shipment ("Complete") increased $5.2 million, or 22.2% which was attributable to an increase in shipping volumes in our Expedited LTL network and an increase in the attachment rate of Complete to linehaul shipments. Other terminal based revenues, which includes dedicated local pickup and delivery services, warehousing and terminal handling, increased $5.6 million, or 38.2%, to $20.3 million in the second quarter of 2018 from $14.7 million in the same period of 2017. The increase in other terminal revenue was mainly attributable to increases in certain dedicated local pickup and delivery revenues.
Purchased Transportation
Expedited LTL’s purchased transportation increased by $21.5 million, or 31.2%, to $90.5 million for the three months ended June 30, 2018 from $69.0 million for the three months ended June 30, 2017. As a percentage of segment operating revenue, Expedited LTL purchased transportation was 46.9% during the three months ended June 30, 2018 compared to 43.0% for the same period in 2017. The increase is mostly due to an increase in Expedited LTL cost per mile as a result of increased utilization of third party transportation providers, which are more costly than owner-operators. The increase as a percentage of revenue is also due to increased Complete attachment on higher linehaul volumes. Complete purchased transportation has a higher percentage of revenue than linehaul.
Salaries, Wages, and Benefits
Salaries, wages and employee benefits of Expedited LTL increased $4.2 million, or 11.4%, to $41.2 million in the second quarter of 2018 from $37.0 million for the same period in 2017.  Salaries, wages and employee benefits were 21.4% of Expedited LTL’s operating revenue in the second quarter of 2018 compared to 23.1% for the same period of 2017.  The decrease in salaries, wages and employee benefits as a percentage of revenue was primarily attributable to a 1.1% decrease in health insurance costs as a percentage of revenue and a 0.3% decrease in Expedited LTL terminal and management salaries as a percentage of revenue. The decrease in direct pay as a percentage of revenue is primarily due to the impact of additional fuel revenue on fixed salaries. The remaining decrease as a percentage of revenue is due to lower employee incentives and share based compensation as a percentage of revenue.
Operating Leases
Operating leases increased $1.2 million, or 13.3%, to $10.2 million for the three months ended June 30, 2018 from $9.0 million for the same period in 2017.  Operating leases were 5.3% of Expedited LTL operating revenue for the three months ended June 30, 2018 compared to 5.6% for the same period of 2017. The increase in cost is due to $0.7 million of additional facility lease expenses and a $0.5 million increase in truck, trailer and equipment rentals and leases. Facility leases increased due to the expansion of certain facilities. Vehicle leases increased due to the replacement of older, owned power equipment with leased power equipment.
Depreciation and Amortization
Depreciation and amortization increased $0.1 million, or 1.8%, to $5.6 million in the second quarter of 2018 from $5.5 million in the same period of 2017.  Depreciation and amortization expense as a percentage of Expedited LTL operating revenue was 2.9% in the second quarter of 2018 compared to 3.4% in the same period of 2017.  The decrease as a percentage of revenue was due to lower amortization expenses and the switch to leased equipment versus owned equipment mentioned above, partly offset by the purchase of new trailers since the second quarter of 2017. The lower amortization expense is due to the completion of the useful life for an acquired customer relationship.

Insurance and Claims
Expedited LTL insurance and claims expense decreased $0.6 million, or 14.3%, to $3.6 million for the three months ended June 30, 2018 from $4.2 million for the same period of 2017.  Insurance and claims was 1.9% of operating revenue for the three months ended June 30, 2018 compared to 2.6% in the same period of 2017. The decrease was attributable to a $0.6 million decrease in vehicle claim reserves.
Fuel Expense
Expedited LTL fuel expense increased $0.7 million, or 77.8%, to $1.6 million for the second quarter of 2018 from $0.9 million in the same period of 2017.  Fuel expenses were 0.8% of Expedited LTL operating revenue in the second quarter of 2018 compared to 0.6% in the same period of 2017.  Expedited LTL fuel expenses increased due to higher year-over-year fuel prices.
Other Operating Expenses
Other operating expenses increased $1.9 million, or 16.1%, to $13.7 million during the three months ended June 30, 2018 from $11.8 million in the same period of 2017.  Other operating expenses were 7.1% of Expedited LTL operating revenue in the second quarter of 2018 compared to 7.3% in the same period of 2017. Other operating expenses includes equipment maintenance, terminal and office expenses, professional fees and other over-the-road costs. The decrease as a percentage of revenue was primarily attributable to the increase in fuel revenue, which has no corresponding costs in other operating expenses. The decrease as percentage of revenue was also due to lower owner operator costs to transit the network and lower maintenance due to the increased utilization of brokered transportation mentioned above. These increases were partly offset by the second quarter of 2017 included a reduction in legal fees associated with indemnification funds received related to the Towne acquisition.
Income from Operations
Income from operations increased by $3.4 million, or 14.7%, to $26.5 million for the second quarter of 2018 compared with $23.1 million for the same period in 2017.  Income from operations as a percentage of Expedited LTL operating revenue was 13.7% for the three months ended June 30, 2018 compared with 14.4% in the same period of 2017. The increase in income from operations was due to increases in revenue due to higher tonnage, higher fuel surcharge and higher pickup and delivery revenue. These improvements were partly offset by increased utilization of third party transportation providers, which caused the deterioration in income from operations as a percentage of revenue and

Truckload Premium Services - Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017

The following table sets forth our historical financial data of the Truckload Premium Services segment for the three months ended June 30, 2018 and 2017 (in millions):

Truckload Premium Services Segment Information
(In millions)
(Unaudited)

	Three months ended
	June 30,	Percent of	June 30,	Percent of		Percent
	2018	Revenue	2017	Revenue	Change	Change
			(As Adjusted)
Operating revenue	$48.9	100.0%	$50.4	100.0%	$(1.5)	(3.0)%

Operating expenses:
Purchased transportation	37.0	75.7	37.9	75.2	(0.9)	(2.4)
Salaries, wages and employee benefits	4.6	9.4	5.0	9.9	(0.4)	(8.0)
Operating leases	0.1	0.2	0.1	0.2	—	—
Depreciation and amortization	1.6	3.3	1.6	3.2	—	—
Insurance and claims	0.9	1.8	1.3	2.6	(0.4)	(30.8)
Fuel expense	0.8	1.6	0.7	1.4	0.1	14.3
Other operating expenses	2.2	4.5	2.0	3.9	0.2	10.0
Total operating expenses	47.2	96.5	48.6	96.4	(1.4)	(2.9)
Income from operations	$1.7	3.5%	$1.8	3.6%	$(0.1)	(5.6)%

Truckload Premium Services Operating Statistics

	Three months ended
	June 30,	June 30,	Percent
	2018	2017	Change
		(As Adjusted)

Total Miles ¹	20,136	24,450	(17.6)%
Empty Miles Percentage	9.3%	10.0%	(7.0)
Tractors (avg)	321	409	(21.5)
Miles per tractor per week [2]	2,284	2,740	(16.6)

Revenue per mile	$2.32	$2.00	16.0
Cost per mile	$1.86	$1.61	15.5%

¹ - In thousands

Revenues

TLS revenue decreased $1.5 million, or 3.0%, to $48.9 million in the second quarter of 2018 from $50.4 million in the second quarter of 2017.  TLS revenue decreased due to a 17.6% decrease in overall miles mostly offset by a 16.0% increase in average revenue per mile. The decrease in overall miles was due to deliberate culling of lower margin business as well as reduced fleet capacity compared to the second quarter of last year. The increased revenue per mile was primarily driven by rate increases to existing customers and, to a lesser extent, the aforementioned culling of lower margin business.

Purchased Transportation

Purchased transportation costs for TLS revenue decreased $0.9 million, or 2.4%, to $37.0 million for the three months ended June 30, 2018 from $37.9 million for the same period in 2017. For the three months ended June 30, 2018, purchased transportation costs represented 75.7% of revenue compared to 75.2% for the same period in 2017.  The increase in purchased transportation was attributable to an 16.2% increase in cost per mile mostly offset by a 17.8% decrease in non-Company miles driven during the three months ended June 30, 2018 compared to the same period in 2017. The decrease in TLS non-Company miles driven was attributable to the revenue activity discussed above. The increase in cost per mile was due to TLS utilizing third party carriers, which are more costly than owner operators. This increased utilization of third party carriers also led to the increase in purchased transportation as a percentage of revenue.

Salaries, Wages, and Benefits

Salaries, wages and employee benefits of TLS decreased by $0.4 million, or 8.0%, to $4.6 million in the second quarter of 2018 from $5.0 million in the same period of 2017.  Salaries, wages and employee benefits were 9.4% of TLS’s operating revenue in the second quarter of 2018 compared to 9.9% for the same period of 2017.  The decrease in salaries, wages and employee benefits as a percentage of revenue was mostly attributable to a 0.5% decrease in Company driver pay due to a 15.4% decrease in miles driven.
Operating Leases
Operating leases were $0.1 million for the second quarter of 2018 and 2017.  Operating leases were 0.2% of TLS operating revenue for the second quarter of 2018 and 2017. Operating leases in comprised mostly of facility and office rent and equipment rentals.
Depreciation and Amortization

Depreciation and amortization were $1.6 million in the second quarter of 2018 and 2017.  Depreciation and amortization expense as a percentage of TLS operating revenue was 3.3% in the second quarter of 2018 compared to 3.2% in the same period of 2017.  Depreciation and amortization is comprised mostly of Company-owned trailers and tractors.
Insurance and Claims

TLS insurance and claims expense decreased $0.4 million, or 30.8%, to $0.9 million for the three months ended June 30, 2018 from $1.3 million for the same period of 2017.  Insurance and claims were 1.8% of operating revenue for the three months ended June 30, 2018 compared to 2.6% in the same period of 2017. The decrease was due to lower vehicle insurance premiums associated with lower owner operator utilization.
Fuel Expense

TLS fuel expense increased $0.1 million, or 14.3%, to $0.8 million for the second quarter of 2018 from $0.7 million for the same period of 2017.  Fuel expense as a percentage of TLS operating revenue was 1.6% in the second quarter of 2018 compared to 1.4% for the same period of 2017. The increase was attributable to an increase in year-over-year fuel prices.
Other Operating Expenses

Other operating expenses increased $0.2 million , or 10.0%, to $2.2 million for the three months ended June 30, 2018 from $2.0 million for the same period of 2017.  Other operating expenses were 4.5% of TLS operating revenue in the second quarter of 2018 compared to 3.9% for the same period of 2017.  Other operating expenses includes equipment maintenance, terminal and office expenses, professional fees and other costs of transiting shipments. The increase was mostly due to increased recruiting costs compared to the same period of 2017.
Income from Operations
Income from operations decreased by $0.1 million, or 5.6%, to $1.7 million during the second quarter of 2018 compared with $1.8 million for the same period in 2017. The deterioration in income from operations was due to a decrease in revenue and increased utilization of third party carriers.

Pool Distribution - Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017

The following table sets forth our historical financial data of the Pool Distribution segment for the three months ended June 30, 2018 and 2017 (in millions):

Pool Distribution Segment Information
(In millions)
(Unaudited)

	Three months ended
	June 30,	Percent of	June 30,	Percent of		Percent
	2018	Revenue	2017	Revenue	Change	Change
			(As Adjusted)
Operating revenue	$43.3	100.0%	$37.8	100.0%	$5.5	14.6%

Operating expenses:
Purchased transportation	12.4	28.6	10.6	28.0	1.8	17.0
Salaries, wages and employee benefits	15.9	36.7	14.0	37.1	1.9	13.6
Operating leases	3.8	8.8	3.1	8.2	0.7	22.6
Depreciation and amortization	1.7	3.9	1.6	4.2	0.1	6.3
Insurance and claims	1.0	2.3	1.1	2.9	(0.1)	(9.1)
Fuel expense	1.6	3.7	1.2	3.2	0.4	33.3
Other operating expenses	5.3	12.3	4.6	12.2	0.7	15.2
Total operating expenses	41.7	96.3	36.2	95.8	5.5	15.2
Income from operations	$1.6	3.7%	$1.6	4.2%	$—	—%

Pool Operating Statistics

	Three months ended
	June 30,	June 30,	Percent
	2018	2017	Change
		(As Adjusted)

Cartons¹	20,101	18,078	11.2%
Revenue per Carton	$2.15	$2.09	2.9%
Terminals	28	28	—%

¹ In thousands

Revenues

Pool Distribution (Pool) operating revenue increased $5.5 million, or 14.6%, to $43.3 million for the three months ended June 30, 2018 from $37.8 million for the same period in 2017.  The increase was due to rate increases and increased volumes from existing customers and lanes and new business wins.
Purchased Transportation

Pool purchased transportation increased $1.8 million, or 17.0%, to $12.4 million for the three months ended June 30, 2018 compared to $10.6 million for the same period of 2017.  Pool purchased transportation as a percentage of revenue was 28.6% for the three months ended June 30, 2018 compared to 28.0% for the same period of 2017.  The increase in Pool purchased transportation as a percentage of revenue was attributable to an increased rates charged by and utilization of third party carriers.
Salaries, Wages, and Benefits

Pool salaries, wages and employee benefits increased $1.9 million, or 13.6%, to $15.9 million for the three months ended June 30, 2018 compared to $14.0 million for the same period of 2017.  As a percentage of Pool operating revenue, salaries, wages and benefits increased to 36.7% for the three months ended June 30, 2018 compared to 37.1% for the same period in 2017.   The decrease in salaries, wages and benefits as a percentage of revenue was the result of decreases in employee incentives and workers' compensation costs partly offset by increased dock pay and administrative salaries, wages and benefits.
Operating Leases

Operating leases increased $0.7 million, or 22.6%, to $3.8 million for the three months ended June 30, 2018 compared to $3.1 million for the same period of 2017.  Operating leases were 8.8% of Pool operating revenue for the three months ended June 30, 2018 compared with 8.2% in the same period of 2017.  Operating leases increased as a percentage of revenue due to increases in tractor and trailer leases for the additional revenue discussed above.
Depreciation and Amortization

Pool depreciation and amortization increased $0.1 million, or 6.3%, to $1.7 million for the three months ended June 30, 2018 compared to $1.6 million for the same period of 2017. Depreciation and amortization expense as a percentage of Pool operating revenue was 3.9% in the second quarter of 2018 compared to 4.2% in the same period of 2017. The decrease in Pool depreciation and amortization as a percentage of revenue was due to the increase in leased equipment mentioned above instead of purchased equipment.
Insurance and Claims

Pool insurance and claims expense decreased $0.1 million, or 9.1%, to $1.0 million for the three months ended June 30, 2018 from $1.1 million for the same period of 2017.  Insurance and claims were 2.3% of operating revenue for the three months ended June 30, 2018 compared to 2.9% in the same period of 2017. The decrease in total dollars and as a percentage of revenue was due to a $0.2 million reimbursement of legal fees incurred in prior periods.
Fuel Expense

Pool fuel expense increased $0.4 million, or 33.3%, to $1.6 million for the second quarter of 2018 from $1.2 million in the same period of 2017.  Fuel expenses were 3.7% of Pool operating revenue in the second quarter of 2018 compared to 3.2% for the same period of 2017.  Pool fuel expenses increased in total dollars due to an increase in year-over-year fuel prices and higher revenue volumes.
Other Operating Expenses

Pool other operating expenses increased $0.7 million, or 15.2%, to $5.3 million for the three months ended June 30, 2018 from $4.6 million in the same period of 2017.  Pool other operating expenses as a percentage of revenue for the second quarter of 2018 were 12.3% compared to 12.2% for the same period of 2017.  Other operating expenses includes equipment maintenance, terminal and office expenses, professional fees and other over-the-road costs.  As a percentage of revenue the decrease was attributable to a 0.5% increase in legal and professional fees and 0.2% for increases in recruiting and safety expenses. These increases as a percentage of revenue were mostly offset by a 0.6% decrease in equipment maintenance costs as a percentage of revenue.
Income from Operations

Income from operations were $1.6 million for the second quarter of 2018 and 2017.  Income from operations as a percentage of Pool operating revenue was 3.7% for the three months ended June 30, 2018 compared to 4.2% for the same period of 2017.  The deterioration in Pool operating income as a percentage of revenue was primarily the result of increased use of third party carriers, equipment rentals to cover additional volumes and higher fuel prices mostly offset by current year rate increases.

Intermodal - Three Months Ended June 30, 2018 compared to Three Months Ended June 30, 2017

The following table sets forth our historical financial data of the Intermodal segment for the three months ended June 30, 2018 and 2017 (in millions):

Intermodal Segment Information
(In millions)
(Unaudited)

	Three months ended
	June 30,	Percent of	June 30,	Percent of		Percent
	2018	Revenue	2017	Revenue	Change	Change
			(As Adjusted)
Operating revenue	$49.2	100.0%	$37.2	100.0%	$12.0	32.3%

Operating expenses:
Purchased transportation	19.4	39.4	15.3	41.1	4.1	26.8
Salaries, wages and employee benefits	10.5	21.3	8.6	23.1	1.9	22.1
Operating leases	3.9	7.9	3.1	8.4	0.8	25.8
Depreciation and amortization	1.5	3.1	1.5	4.0	—	—
Insurance and claims	1.4	2.8	1.3	3.5	0.1	7.7
Fuel expense	1.7	3.5	0.9	2.4	0.8	88.9
Other operating expenses	5.2	10.6	3.3	8.9	1.9	57.6
Total operating expenses	43.6	88.6	34.0	91.4	9.6	28.2
Income from operations	$5.6	11.4%	$3.2	8.6%	$2.4	75.0%

Intermodal Operating Statistics

	Three months ended
	June 30,	June 30,	Percent
	2018	2017	Change
		(As Adjusted)

Drayage shipments	74,021	57,591	28.5%
Drayage revenue per Shipment	$565	$535	5.6%
Number of Locations	$19	$19	—%

Revenues

Intermodal operating revenue increased $12.0 million, or 32.3%, to $49.2 million for the three months ended June 30, 2018 from $37.2 million for the same period in 2017.  The increases in operating revenue were primarily attributable to a full quarter of the Atlantic acquisition, the impact of increased fuel surcharges and increased rental and storage revenues.

Purchased Transportation

Intermodal purchased transportation increased $4.1 million, or 26.8%, to $19.4 million for the three months ended June 30, 2018 from $15.3 million for the same period in 2017.  Intermodal purchased transportation as a percentage of revenue was 39.4% for the three months ended June 30, 2018 compared to 41.1% for the three months ended June 30, 2017.  The decrease in Intermodal purchased transportation as a percentage of revenue was attributable to a change in revenue mix, as Intermodal increased revenue lines that did not require the use of purchased transportation. This decrease was partly offset by increased utilization of owner operators as opposed to Company-employed drivers, as Atlantic utilized more owner operators than Company drivers.

Salaries, Wages, and Benefits

Intermodal salaries, wages and employee benefits increased $1.9 million, or 22.1%, to $10.5 million for the three months ended June 30, 2018 compared to $8.6 million for the three months ended June 30, 2017.  As a percentage of Intermodal operating revenue, salaries, wages and benefits decreased to 21.3% for the three months ended June 30, 2018 compared to 23.1% for the same period in 2017. The improvement in salaries, wages and employee benefits as a percentage of revenue was attributable to an higher utilization of owner operators instead of Company-employed drivers. Additional improvement was due to lower workers' compensation and health insurance costs as a percentage of revenue.

Operating Leases

Operating leases increased $0.8 million, or 25.8%, to $3.9 million for the three months ended June 30, 2018 compared to $3.1 million for the same period of 2017.  Operating leases were 7.9% of Intermodal operating revenue for the three months ended June 30, 2018 compared with 8.4% in the same period of 2017.  Operating leases decreased as a percentage of revenue due to moderate increases to trailer rental charges while other revenue not requiring trailer rentals increased at a faster pace. The decreases were partially offset by increased tractor rentals to handle increased revenue.

Depreciation and Amortization

Depreciation and amortization was $1.5 million for the three months ended June 30, 2018 and 2017. Depreciation and amortization expense as a percentage of Intermodal operating revenue was 3.1% in the second quarter of 2018 compared to 4.0% in the same period of 2017. The decrease in depreciation and amortization as a percentage of revenue was due to the use of equipment rentals mentioned above instead of purchased equipment.

Insurance and Claims

Intermodal insurance and claims increased $0.1 million, or 7.7%, to $1.4 million for the three months ended June 30, 2018 from $1.3 million for the same period in 2017. Intermodal insurance and claims were 2.8% of operating revenue for the three months ended June 30, 2018 compared with 3.5% for the same period in 2017. The decrease in Intermodal insurance and claims as a percentage of revenue was attributable to the increase in revenue outpacing higher insurance premiums. The improvement as a percentage of revenue was also due to a decrease in vehicle liability and cargo claims.

Fuel Expense

Intermodal fuel expense increased $0.8 million, or 88.9%, to $1.7 million for the second quarter of 2018 from $0.9 million in the same period of 2017.  Fuel expenses were 3.5% of Intermodal operating revenue in the second quarter of 2018 compared with 2.4% for the same period of 2017.  Intermodal fuel expenses increased on higher year-over-year fuel prices and revenue volumes.
Other Operating Expenses
Intermodal other operating expenses increased $1.9 million, or 57.6%, to $5.2 million for the three months ended June 30, 2018 compared to $3.3 million for the same period of 2017.  Intermodal other operating expenses for the second quarter of 2018 were 10.6% compared to 8.9% for the same period of 2017.  The increase in Intermodal other operating expenses was due mostly to a $1.5 million increase in container related rental and storage charges associated with revenue increases discussed previously.
Income from Operations
Intermodal’s income from operations increased by $2.4 million, or 75.0%, to $5.6 million for the second quarter of 2018 compared with $3.2 million for the same period in 2017.  Income from operations as a percentage of Intermodal operating revenue was 11.4% for the three months ended June 30, 2018 compared to 8.6% in the same period of 2017.  The increase in operating income in total dollars and as a percentage of revenue was primarily attributable to the increase in storage and fuel revenues and a full quarter of the Atlantic acquisition.

Other Operations

Other operating activity declined from $0.3 million in operating income during the three months ended June 30, 2017 to a $2.5 million operating loss during the three months ended June 30, 2018. The $2.5 million of operating loss for the three months ended June 30, 2018 is due to a $2.7 million increase in self insurance reserves resulting from the current actuarial analysis of our vehicle claims partly offset by a $0.2 decrease in self insurance reserves resulting from the current actuarial analysis of our workers' compensation claims.

The $0.3 million in operating loss included in other operations and corporate activities for the three months ended June 30, 2017 Other expenses for the three months ended June 30, 2017 benefited from $0.6 million of indemnification funds received related to the Towne acquisition. This indemnification benefit was partly offset by $0.3 million of executive severance costs. Our second quarter 2017 actuarial analysis did not result in notable adjustments to our vehicle or workers' compensation reserves.

Results from Operations
The following table sets forth our consolidated historical financial data for the six months ended June 30, 2018 and 2017 (in millions):

	Six months ended June 30
	2018	2017	Change	Percent Change
		(As Adjusted)
Operating revenue:
Expedited LTL	$362.8	$309.2	$53.6	17.3%
Expedited Truckload	95.0	97.5	(2.5)	(2.6)
Pool Distribution	86.0	76.6	9.4	12.3
Intermodal	97.7	66.2	31.5	47.6
Eliminations and other operations	(8.5)	(3.6)	(4.9)	136.1
Operating revenue	633.0	545.9	87.1	16.0
Operating expenses:
Purchased transportation	295.4	248.8	46.6	18.7
Salaries, wages, and employee benefits	141.7	127.0	14.7	11.6
Operating leases	36.0	30.4	5.6	18.4
Depreciation and amortization	21.1	20.2	0.9	4.5
Insurance and claims	17.2	13.5	3.7	27.4
Fuel expense	11.2	7.4	3.8	51.4
Other operating expenses	53.3	44.9	8.4	18.7
Total operating expenses	575.9	492.2	83.7	17.0
Income (loss) from operations:
Expedited LTL	47.3	42.0	5.3	12.6
Expedited Truckload	1.7	3.6	(1.9)	(52.8)
Pool Distribution	3.0	3.0	—	—
Intermodal	9.0	5.8	3.2	55.2
Other operations	(3.9)	(0.6)	(3.3)	550.0
Income from operations	57.1	53.7	3.4	6.3
Other expense:
Interest expense	(0.9)	(0.5)	(0.4)	80.0
Total other expense	(0.9)	(0.5)	(0.4)	80.0
Income before income taxes	56.2	53.2	3.0	5.6
Income taxes	14.2	19.0	(4.8)	(25.3)
Net income	$42.0	$34.2	$7.8	22.8%

Expedited LTL - Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017

The following table sets forth our historical financial data of the Expedited LTL segment for the six months ended June 30, 2018 and 2017 (in millions):

Expedited LTL Segment Information
(In millions)
(Unaudited)

	Six months ended
	June 30,	Percent of	June 30,	Percent of		Percent
	2018	Revenue	2017	Revenue	Change	Change
			(As Adjusted)
Operating revenue	$362.8	100.0%	$309.2	100.0%	$53.6	17.3%

Operating expenses:
Purchased transportation	168.9	46.6	132.1	42.7	36.8	27.9
Salaries, wages and employee benefits	79.0	21.8	71.9	23.2	7.1	9.9
Operating leases	20.1	5.5	18.2	5.9	1.9	10.4
Depreciation and amortization	11.1	3.0	11.1	3.6	—	—
Insurance and claims	6.8	1.9	7.0	2.3	(0.2)	(2.9)
Fuel expense	2.8	0.8	1.8	0.6	1.0	55.6
Other operating expenses	26.8	7.4	25.1	8.1	1.7	6.8
Total operating expenses	315.5	87.0	267.2	86.4	48.3	18.1
Income from operations	$47.3	13.0%	$42.0	13.6%	$5.3	12.6%

Expedited LTL Operating Statistics

	Six months ended
	June 30,	June 30,	Percent
	2018	2017	Change
		(As Adjusted)

Business days	128	128	—%

Tonnage
Total pounds ¹	1,276,950	1,180,997	8.1
Pounds per day ¹	9,976	9,227	8.1

Shipments
Total shipments	2,065,706	1,913,570	8.0
Shipments per day	16,138	14,950	7.9
Total shipments with pickup and/or delivery	498,038	453,971	9.7

Revenue per hundredweight	$25.52	$23.84	7.0
Revenue per hundredweight, ex fuel	21.74	21.34	1.9

Revenue per shipment	$158	147	7.5%
Revenue per shipment, ex fuel	134	132	1.5%

Weight per shipment	618	617	0.2%

¹ - In thousands
[2] - In dollars per hundred pound; percentage change is expressed as a percent of total yield.
Revenues
Expedited LTL operating revenue increased $53.6 million, or 17.3%, to $362.8 million from $309.2 million, accounting for 57.3% of consolidated operating revenue for the six months ended June 30, 2018 compared to 56.6% for the same period in 2017. The increase in Expedited LTL's revenue was the result of higher LTL volumes, increased Complete shipments and increased fuel surcharge revenue as a result of the increase in fuel prices. Linehaul revenue, which is the largest portion of Expedited LTL revenue, increased $16.8 million, or 8.1%, on higher tonnage and the increase in average revenue per hundredweight, excluding fuel noted in the preceding table. The increase in tonnage is due to a growing percentage of total volume from class-rated shipments and the increase in revenue per hundredweight is due to increased shipment size and revenue per shipment.

The $53.6 million revenue increase is also the result of a $18.7 million increase in fuel surcharge revenue largely due to rate increases to our fuel surcharges and increases in fuel prices and tonnage volumes.  Additionally, compared to the same period in 2017, Complete revenue increased $8.8 million, or 19.3% which was attributable to an increase in shipping volumes in our Expedited LTL network. Other terminal based revenues, which includes dedicated local pickup and delivery services, warehousing and terminal handling, increased $9.3 million, or 33.5%, to $36.9 million in the six months ended June 30, 2018 from $27.6 million in the same period of 2017. The increase in other terminal revenue was mainly attributable to increases in certain dedicated local pickup and delivery revenues.
Purchased Transportation
LTL purchased transportation increased by $36.8 million, or 27.9%, to $168.9 million for the six months ended June 30, 2018 from $132.1 million for the six months ended June 30, 2017. As a percentage of segment operating revenue, LTL purchased transportation was 46.6% during the six months ended June 30, 2018 compared to 42.7% for the same period in 2017. The increase is mostly due to an increase in Expedited LTL cost per mile as a result of increased utilization of third party transportation providers, which are more costly than owner-operators. The increase as a percentage of revenue is also due to increased Complete attachment on higher linehaul volumes. Complete purchased transportation has a higher percentage of revenue than linehaul.
Salaries, Wages, and Benefits
Salaries, wages and employee benefits of LTL increased by $7.1 million, or 9.9%, to $79.0 million for the six months ended June 30, 2018 from $71.9 million in the same period of 2017. Salaries, wages and employee benefits were 21.8% of LTL’s operating revenue for the six months ended June 30, 2018 compared to 23.2% for the same period of 2017.    The decrease in salaries, wages and employee benefits as a percentage of revenue was primarily attributable to a 0.8% decrease in health insurance costs as a percentage of revenue and a 0.4% decrease in Expedited LTL terminal and management salaries as a percentage of revenue. The decrease in direct pay as a percentage of revenue is the impact of additional revenue on fixed salaries and improved operating efficiencies. The remaining decrease as a percentage of revenue is due to lower workers' compensation costs, employee incentives and share based compensation as a percentage of revenue.
Operating Leases
Operating leases increased $1.9 million, or 10.4%, to $20.1 million for the six months ended June 30, 2018 from $18.2 million for the same period in 2017.  Operating leases were 5.5% of LTL operating revenue for the six months ended June 30, 2018 compared to 5.9% for the same period in 2017. The increase in cost is due to $1.1 million of additional facility lease expenses and a $0.8 million increase in truck, trailer and equipment rentals and leases. Facility leases increased due to the expansion of certain facilities. Vehicle leases increased due to the replacement of older, owned power equipment with leased power equipment.
Depreciation and Amortization
Depreciation and amortization increased was $11.1 million for the six months ended June 30, 2018 and 2017.  Depreciation and amortization expense as a percentage of LTL operating revenue was 3.0% in the six months ended June 30, 2018 compared to 3.6% in the same period of 2017.  The decrease as a percentage of revenue was due to lower amortization expenses and the switch to leased equipment versus owned equipment mentioned above, partly offset by the purchase of new trailers since the second quarter of 2017. The lower amortization expense is due to the completion of the useful life for an acquired customer relationship.
Insurance and Claims
LTL insurance and claims expense decreased $0.2 million, or 2.9%, to $6.8 million for the six months ended June 30, 2018 from $7.0 million for the six months ended June 30, 2017.  Insurance and claims was 1.9% of operating revenue for the six months ended June 30, 2018 compared to 2.3% for the same period of 2017. The decrease in dollars was partly attributable to a $0.5 million decrease in vehicle claim reserves and a $0.2 million decrease in insurance premiums associated with our insurance plan renewals. These increases were mostly offset by increases in vehicle damage and claim related legal and professional fees.

Fuel Expense
LTL fuel expense increased $1.0 million, or 55.6%, to $2.8 million for the six months ended June 30, 2018 from $1.8 million in the same period of 2017.  Fuel expenses were 0.8% of LTL operating revenue for the six months ended June 30, 2018 compared to 0.6% for the same period of 2017.  LTL fuel expenses increased due to higher year-over-year fuel prices and increased Company-employed driver miles.
Other Operating Expenses
Other operating expenses increased $1.7 million, or 6.8%, to $26.8 million for the six months ended June 30, 2018 from $25.1 million in the same period of 2017.  Other operating expenses were 7.4% of LTL operating revenue in the six months ended June 30, 2018 compared to 8.1% in the same period of 2017. Other operating expenses includes equipment maintenance, terminal and office expenses, professional fees and other over-the-road costs. The decrease as percentage of revenue was primarily the result of lower owner operator costs to transit the network and lower maintenance due to the increased utilization of brokered transportation mentioned above. The six months ended June 30, 2017 also included a $0.4 million loss on the sale of old equipment, while the same period of 2018 included a $0.1 million gain. These improvements were partly offset by 2017 included a reduction in legal fees associated with indemnification funds received related to the Towne acquisition.
Income from Operations
Income from operations increased by $5.3 million, or 12.6%, to $47.3 million for the six months ended June 30, 2018 compared with $42.0 million for the same period in 2017.  Income from operations as a percentage of LTL operating revenue was 13.0% for the six months ended June 30, 2018 compared with 13.6% in the same period of 2017. The increase in income from operations was due to increases in revenue due to higher tonnage, higher fuel surcharge and higher pickup and delivery revenue. These improvements were mostly offset by increased utilization of third party transportation providers, which caused the deterioration in income from operations as a percentage of revenue.

Truckload Premium Services - Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017

The following table sets forth our historical financial data of the Truckload Premium Services segment for the six months ended June 30, 2018 and 2017 (in millions):

Truckload Premium Services Segment Information
(In millions)
(Unaudited)

	Six months ended
	June 30,	Percent of	June 30,	Percent of		Percent
	2018	Revenue	2017	Revenue	Change	Change
			(As Adjusted)
Operating revenue	$95.0	100.0%	$97.5	100.0%	$(2.5)	(2.6)%

Operating expenses:
Purchased transportation	71.8	75.6	72.5	74.3	(0.7)	(1.0)
Salaries, wages and employee benefits	9.8	10.3	10.2	10.5	(0.4)	(3.9)
Operating leases	0.3	0.3	0.2	0.2	0.1	50.0
Depreciation and amortization	3.3	3.5	3.2	3.3	0.1	3.1
Insurance and claims	2.0	2.1	2.3	2.4	(0.3)	(13.0)
Fuel expense	1.8	1.9	1.5	1.5	0.3	20.0
Other operating expenses	4.3	4.5	4.0	4.1	0.3	7.5
Total operating expenses	93.3	98.2	93.9	96.3	(0.6)	(0.6)
Income (loss) from operations	$1.7	1.8%	$3.6	3.7%	$(1.9)	(52.8)%

Truckload Premium Services Operating Statistics

	Six months ended
	June 30,	June 30,	Percent
	2018	2017	Change
		(As Adjusted)

Total Miles ¹	40,207	47,297	(15.0)%
Empty Miles Percentage	9.5%	10.0%	(5.0)
Tractors (avg)	328	406	(19.2)
Miles per tractor per week [2]	2,256	2,691	(16.2)

Revenue per mile	$2.25	$2.00	12.5
Cost per mile	$1.83	$1.61	13.7%

¹ - In thousands
[2] - Calculated using Company driver and owner operator miles

Revenues

TLS revenue decreased $2.5 million, or 2.6%, to $95.0 million for the six months ended June 30, 2018 from $97.5 million in the same period of 2017.  TLS revenue decreased due to a 15.0% decrease in overall miles mostly offset by a 12.5% increase in average revenue per mile. The decrease in overall miles was due to deliberate shedding of lower margin business as well as reduced fleet capacity versus the second quarter of last year. The increased revenue per mile was primarily driven by rate increases to existing customers, higher fuel surcharges and, to a lesser extent, the aforementioned shedding of lower margin business.

Purchased Transportation

Purchased transportation costs for our TLS revenue decreased $0.7 million, or 1.0%, to $71.8 million for the six months ended June 30, 2018 from $72.5 million for the six months ended June 30, 2017. For the six months ended June 30, 2018, TLS purchased transportation costs represented 75.6% of TLS revenue compared to 74.3% for the same period in 2017.  The decrease in purchased transportation was attributable to a 15.9% decrease in non-Company miles driven mostly offset by a 15.0% increase in cost per mile during the three months ended June 30, 2018 compared to the same period in 2017. The decrease in TLS non-Company miles driven was attributable to the revenue activity discussed above. The increase in cost per mile was due to TLS utilizing third party carriers, which are more costly than owner operators. This increased utilization of third party carriers also led to the increase in purchased transportation as a percentage of revenue.
Salaries, Wages, and Benefits

Salaries, wages and employee benefits of TLS decreased by $0.4 million, or 3.9%, to $9.8 million for the six months ended June 30, 2018 from $10.2 million in the same period of 2017.  Salaries, wages and employee benefits were 10.3% of TLS’s operating revenue in the six months ended June 30, 2018 compared to 10.5% for the same period of 2017.  The decrease in salaries, wages and employee benefits as a percentage of revenue was mostly attributable to a 3.8% decrease in Company driver miles and operating efficiencies.
Operating Leases
Operating leases increased $0.1 million, or 50.0%, to $0.3 million for the six months ended June 30, 2018 from $0.2 million for the same period in 2017.  Operating leases were 0.3% of TLS operating revenue for the six months ended June 30, 2018 compared to 0.2% for the same period in 2017. The $0.1 million increase in cost is due to additional equipment rentals instead of using Company owned equipment.
Depreciation and Amortization

Depreciation and amortization increased $0.1 million, or 3.1%, to $3.3 million for the six months ended June 30, 2018 from $3.2 million in the same period of 2017.  Depreciation and amortization expense as a percentage of TLS operating revenue was 3.5% in the six months ended June 30, 2018 compared to 3.3% in the same period of 2017.  The increase was due to increased trailer depreciation on trailers purchased since the second quarter of 2017 partly offset by lower amortization expense. The lower amortization expense is due to the completion of the useful life for an acquired customer relationship.
Insurance and Claims

TLS insurance and claims expense decreased $0.3 million, or 13.0%, to $2.0 million for the six months ended June 30, 2018 from $2.3 million for the six months ended June 30, 2017.  Insurance and claims were 2.1% of operating revenue for the six months ended June 30, 2018 compared to 2.4% in the same period of 2017. The decrease was due to lower insurance premiums and a decrease in vehicle liability claims.
Fuel Expense

TLS fuel expense increased $0.3 million, or 20.0%, to $1.8 million for the six months ended June 30, 2018 from $1.5 million for the same period of 2017.  Fuel expense as a percentage of TLS operating revenue was 1.9% for the six months ended June 30, 2018 compared to 1.5% in the same period of 2017. The increase as a percentage of revenue was mostly attributable to higher year-over-year fuel prices.
Other Operating Expenses

Other operating expenses increased $0.3 million, or 7.5%, to $4.3 million for the six months ended June 30, 2018 from $4.0 million in the same period of 2017.  Other operating expenses were 4.5% of TLS operating revenue in the six months ended June 30, 2018 compared to 4.1% in the same period of 2017.  The increase in other operating expenses was due to an increase in legal and professional fees and recruiting expenses.

Income from Operations
Income from operations decreased by $1.9 million, or 52.8%, to $1.7 million for the six months ended June 30, 2018 compared with $3.6 million for the same period in 2017.  The deterioration in income from operations was due to a decrease in revenue and increased utilization of third party carriers which led to the increase in cost per mile outpacing the increase in revenue per mile.

Pool Distribution - Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017

The following table sets forth our historical financial data of the Pool Distribution segment for the six months ended June 30, 2018 and 2017 (in millions):

Pool Distribution Segment Information
(In millions)
(Unaudited)

	Six months ended
	June 30,	Percent of	June 30,	Percent of		Percent
	2018	Revenue	2017	Revenue	Change	Change
			(As Adjusted)
Operating revenue	$86.0	100.0%	$76.6	100.0%	$9.4	12.3%

Operating expenses:
Purchased transportation	24.6	28.6	21.4	27.9	3.2	15.0
Salaries, wages and employee benefits	31.7	36.9	28.5	37.2	3.2	11.2
Operating leases	7.5	8.7	6.3	8.2	1.2	19.0
Depreciation and amortization	3.5	4.1	3.4	4.5	0.1	2.9
Insurance and claims	1.9	2.2	2.1	2.8	(0.2)	(9.5)
Fuel expense	3.3	3.8	2.4	3.1	0.9	37.5
Other operating expenses	10.5	12.2	9.5	12.4	1.0	10.5
Total operating expenses	83.0	96.5	73.6	96.1	9.4	12.8
Income (loss) from operations	$3.0	3.5%	$3.0	3.9%	$—	—%

Pool Operating Statistics

	Six months ended
	June 30,	June 30,	Percent
	2018	2017	Change
		(As Adjusted)

Cartons¹	40,324	36,769	9.7%
Revenue per Carton	2.13	2.08	2.4%
Terminals	28	28	—%

¹ In thousands

Revenues

Pool operating revenue increased $9.4 million, or 12.3%, to $86.0 million for the six months ended June 30, 2018 from $76.6 million for the same period in 2017.  The increase was due to rate increases and increased volumes from existing customers and lanes and new business wins.

Purchased Transportation

Pool purchased transportation increased $3.2 million, or 15.0%, to $24.6 million for the six months ended June 30, 2018 compared to $21.4 million for the same period of 2017.  Pool purchased transportation as a percentage of revenue was 28.6% for the six months ended June 30, 2018 compared to 27.9% for the same period of 2017.  The increase in Pool purchased transportation as a percentage of revenue was attributable to increased rates charged by and utilization of third party carriers.
Salaries, Wages, and Benefits

Pool salaries, wages and employee benefits increased $3.2 million, or 11.2%, to $31.7 million for the six months ended June 30, 2018 compared to $28.5 million for the same period of 2017.  As a percentage of Pool operating revenue, salaries, wages and benefits was 36.9% for the six months ended June 30, 2018 compared to 37.2% for the same period of 2017.  The decrease in salaries, wages and benefits as a percentage of revenue was the result of decreases in employee incentives and workers' compensation costs partly offset by increased dock pay and administrative salaries, wages and benefits. Dock pay deteriorated as a percentage of revenue as increasing revenue volumes required the use of more costly contract labor.
Operating Leases

Operating leases increased $1.2 million, or 19.0%, to $7.5 million for the six months ended June 30, 2018 from $6.3 million for the same period in 2017.  Operating leases were 8.7% of Pool operating revenue for the six months ended June 30, 2018 compared with 8.2% in the same period of 2017.  Operating leases increased as a percentage of revenue due to increases in tractor and trailer leases for the additional revenue discussed above.
Depreciation and Amortization

Pool depreciation and amortization increased $0.1 million, or 2.9%, to $3.5 million for the six months ended June 30, 2018 from $3.4 million for the same period in 2017. Depreciation and amortization expense as a percentage of Pool operating revenue was 4.1% for the six months ended June 30, 2018 compared to 4.5% for the same period of 2017. The decrease in Pool depreciation and amortization as a percentage of revenue was due to the increase in leased equipment mentioned above instead of purchased equipment.
Insurance and Claims

Pool insurance and claims expense was decreased $0.2 million, or 9.5%, to $1.9 million for the six months ended June 30, 2018 compared to $2.1 million for the same period of 2017.  Insurance and claims were 2.2% of operating revenue for the six months ended June 30, 2018 compared to 2.8% in the same period of 2017. The decrease in total dollars and as a percentage of revenue was due to a $0.5 million reimbursement of legal fees in the six months ended June 30, 2018 for expenses incurred in prior periods.
Fuel Expense

Pool fuel expense increased $0.9 million, or 37.5%, to $3.3 million for the six months ended June 30, 2018 from $2.4 million in the same period of 2017.  Fuel expenses were 3.8% of Pool operating revenue during the six months ended June 30, 2018 compared to 3.1% in the same period of 2017.  Pool fuel expenses increased in total dollars due to higher year-over-year fuel prices, higher revenue volumes and increased Company-employed driver miles.
Other Operating Expenses

Pool other operating expenses increased $1.0 million, or 10.5%, to $10.5 million for the six months ended June 30, 2018 compared to $9.5 million for the same period of 2017.  Pool other operating expenses for the six months ended June 30, 2018 were 12.2% of operating revenue compared to 12.4% for the same period of 2017.  Other operating expenses includes equipment maintenance, terminal and office expenses, professional fees and other over-the-road costs.  As a percentage of revenue the decrease was attributable to a 0.3% increase due to increased handling activity at agent stations, 0.3% for increases in recruiting and safety expenses, and 0.2% for increases in legal and professional fees. These increases were mostly offset by a 0.6% decrease in equipment maintenance costs.
Income from Operations
Income from operations was $3.0 million for the six months ended June 30, 2018 and 2017.  Income from operations as a percentage of Pool operating revenue was 3.5% for the six months ended June 30, 2018 compared to a 3.9% in the same period of 2017. The deterioration in Pool operating income as a percentage of revenue was primarily the result of increased use of third party carriers, equipment rentals to cover additional volumes and higher fuel prices mostly offset by current year rate increases.

Intermodal - Six Months Ended June 30, 2018 compared to Six Months Ended June 30, 2017

The following table sets forth our historical financial data of the Intermodal segment for the six months ended June 30, 2018 and 2017 (in millions):

Intermodal Segment Information
(In millions)
(Unaudited)

	Six months ended
	June 30,	Percent of	June 30,	Percent of		Percent
	2018	Revenue	2017	Revenue	Change	Change
			(As Adjusted)
Operating revenue	$97.7	100.0%	$66.2	100.0%	$31.5	47.6%

Operating expenses:
Purchased transportation	38.1	39.0	25.7	38.8	12.4	48.2
Salaries, wages and employee benefits	20.8	21.3	15.3	23.1	5.5	35.9
Operating leases	7.9	8.1	6.2	9.4	1.7	27.4
Depreciation and amortization	3.1	3.2	2.6	3.9	0.5	19.2
Insurance and claims	2.8	2.8	2.1	3.2	0.7	33.3
Fuel expense	3.3	3.4	1.6	2.4	1.7	106.3
Other operating expenses	12.7	13.0	6.9	10.4	5.8	84.1
Total operating expenses	88.7	90.8	60.4	91.2	28.3	46.9
Income from operations	$9.0	9.2%	$5.8	8.8%	$3.2	55.2%

Intermodal Operating Statistics

	Six months ended
	June 30,	June 30,	Percent
	2018	2017	Change
		(As Adjusted)

Drayage shipments	147,692	92,345	59.9%
Drayage revenue per Shipment	568	583	(2.6)%
Number of Locations	19	19	—%

Revenues

Intermodal operating revenue increased $31.5 million, or 47.6%, to $97.7 million for the six months ended June 30, 2018 from $66.2 million for the same period in 2017.   The increases in operating revenue were primarily attributable to the acquisition of Atlantic, the impact of increased fuel surcharges and increased storage revenues.

Purchased Transportation

Intermodal purchased transportation increased $12.4 million, or 48.2%, to $38.1 million for the six months ended June 30, 2018 from $25.7 million for the same period in 2017.  Intermodal purchased transportation as a percentage of revenue was 39.0% for the six months ended June 30, 2018 compared to 38.8% for the six months ended June 30, 2017.  The increase in Intermodal purchased transportation as a percentage of revenue was attributable to higher utilization of owner operators as opposed to Company-employed drivers, as Atlantic utilized more owner operators than Company-employed drivers. This was mostly offset by a change in revenue mix, as Intermodal had higher increases to revenue lines that did not require the use of purchased transportation.

Salaries, Wages, and Benefits

Intermodal salaries, wages and employee benefits increased $5.5 million, or 35.9%, to $20.8 million for the six months ended June 30, 2018 compared to $15.3 million for the six months ended June 30, 2017.  As a percentage of Intermodal operating revenue, salaries, wages and benefits increased to 21.3% for the six months ended June 30, 2018 compared to 23.1% for the same period in 2017.   The improvement in salaries, wages and employee benefits as a percentage of revenue was attributable to lower workers' compensation and health insurance costs as a percentage of revenue. Additional improvement was due to leveraging the increase in revenue on office and administrative salaries and a higher utilization of owner operators instead of Company-employed drivers.

Operating Leases

Operating leases increased $1.7 million, or 27.4%, to $7.9 million for the six months ended June 30, 2018 from $6.2 million for the same period in 2017.  Operating leases were 8.1% of Intermodal operating revenue for the six months ended June 30, 2018 compared with 9.4% in the same period of 2017.  Operating leases decreased as a percentage of revenue due to revenue that does not require trailer rentals increased at a faster pace than those that required trailer rental charges. The decrease as a percentage of revenue is also attributable to utilization of owned equipment acquired from Atlantic and the increase in revenue out-pacing the increase in facility rents.

Depreciation and Amortization

Depreciation and amortization increased $0.5 million, or 19.2%, to $3.1 million for the six months ended June 30, 2018 from $2.6 million for the same period in 2017. Depreciation and amortization expense as a percentage of Intermodal operating revenue was 3.2% for the six months ended June 30, 2018 from 3.9% for the same period in 2017. The higher depreciation and amortization was due to equipment and intangible assets acquired with Atlantic and KLC.

Insurance and Claims

Intermodal insurance and claims expense increased $0.7 million, or 33.3%, to $2.8 million for the six months ended June 30, 2018 from $2.1 million for the six months ended June 30, 2017.   Intermodal insurance and claims were 2.8% of operating revenue for the six months ended June 30, 2018 compared with 3.2% for the same period in 2017. The increase in Intermodal insurance and claims was attributable to higher insurance premiums.

Fuel Expense

Intermodal fuel expense increased $1.7 million, or 106.3%, to $3.3 million for the six months ended June 30, 2018 from $1.6 million in the same period of 2017.  Fuel expenses were 3.4% of Intermodal operating revenue for the six months ended June 30, 2018 compared to 2.4% in the same period of 2017.  Intermodal fuel expenses increased due to higher year-over-year fuel prices and revenue volumes.

Other Operating Expenses

Intermodal other operating expenses increased $5.8 million, or 84.1%, to $12.7 million for the six months ended June 30, 2018 compared to $6.9 million for the same period of 2017.  Intermodal other operating expenses for the six months ended June 30, 2018 were 13.0% of Intermodal operating revenue compared to 10.4% for the same period of 2017.  The increase in Intermodal other operating expenses was due mostly due to a $4.8 million increase in container related rental and storage charges associated with revenue increases discussed previously. The remaining increase was due to increased equipment maintenance and professional fees.

Income from Operations

Intermodal’s income from operations increased by $3.2 million, or 55.2%, to $9.0 million for the six months ended June 30, 2018 compared with $5.8 million for the same period in 2017.  Income from operations as a percentage of Intermodal operating revenue was 9.2% for the six months ended June 30, 2018 compared to 8.8% in the same period of 2017.  The increase in operating income in total dollars and as a percentage of revenue was primarily attributable to the increase in storage and fuel revenues and a full six months of the Atlantic acquisition.

Other Operations

Other operating activity declined from a $0.6 million operating loss during the six months ended June 30, 2017 to a $3.9 million operating loss during the six months ended June 30, 2018. The six months ended June 30, 2018, includes $3.7 million in reserves for vehicle claims and $0.2 million increase in reserves for workers' compensation claims.

The $0.6 million in operating loss included in other operations and corporate activities for the six months ended June 30, 2017 primarily includes $0.9 million of executive severance costs and $0.3 million in reserves for vehicle and workers' compensation claims. These costs were partly offset by $0.6 million of indemnification funds received related to the Towne acquisition.

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

Valuation of Goodwill and Other Long Term Assets

The Company conducted its annual impairment assessments and test of goodwill for each reporting unit as of June 30, 2018 and no impairment charges were required. The first step of the goodwill impairment test is the Company's assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the reporting unit's carrying amount, including goodwill. When performing the qualitative assessment, the Company considers the impact of factors including, but not limited to, macroeconomic and industry conditions, overall financial performance of each reporting unit, litigation and new legislation. If based on the qualitative assessments, the Company believes it more likely than not that the fair value of a reporting unit is less than the reporting unit's carrying amount, or periodically as deemed appropriate by management, the Company will prepare an estimation of the respective reporting unit's fair value utilizing a quantitative approach.  If a quantitative fair value estimation is required, the Company estimates the fair value of the applicable reporting units, using a combination of discounted projected cash flows and market valuations for comparable companies as of the valuation date (level 3).  If this estimation of fair value indicates that impairment potentially exists, the Company will then measure the amount of the impairment, if any.  Goodwill impairment exists when the estimated implied fair value of goodwill is less than its carrying value.  Changes in strategy or market conditions could significantly impact these fair value estimates and require adjustments to recorded asset balances.

We have five reporting units - Expedited LTL, TLX Forward Air, Intermodal, Pool Distribution and Total Quality, Inc. ("TQI"). The TLX Forward Air and the TQI reporting units are assigned to the Truckload Premium Services reportable segment. Currently, there is no goodwill assigned to the TLX Forward Air reporting unit. Our 2018 calculations for LTL, Pool Distribution, Intermodal and TQI indicated that, as of June 30, 2018, the fair value of each reporting unit exceeded their carrying value by approximately 349.0%, 182.0%, 73.0% and 36.0%, respectively.

For our 2018 analysis, the significant assumptions used for the income approach were 10 years of projected net cash flows and the following discount and long-term growth rates:

	Expedited LTL	Pool	Intermodal	TQI
Discount rate	12.0%	15.5%	14.0%	16.5%
Long-term growth rate	4.0%	4.0%	4.0%	4.0%

The estimates used to calculate the fair value of each reporting unit change from year to year based on operating results, market conditions, and other factors. Changes in these estimates and assumptions could materially affect the determination of the reporting unit's fair value and goodwill impairment for the reporting unit.

Impact of Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): "Simplifying the Accounting for Goodwill Impairment." Under the new standard, a goodwill impairment loss will be measured at the amount by which a reporting unit's carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill, thus no longer requiring the two-step method. The guidance requires prospective adoption and will be effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption of this guidance is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We have adopted this guidance and do not expect any impact to the consolidated financial statements.

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

In May 2014, the FASB issued guidance on revenue from contracts with customers that superseded most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017. The guidance permits the use of either a full retrospective or modified retrospective adoption approach with a cumulative effect adjustment recorded in either scenario as necessary upon transition.

As permitted by the guidance, we implemented the use of full retrospective presentation, which required the Company to restate each prior reporting period presented. While evaluating principal versus agent relationships under the new standard, we determined that we will transition the fuel surcharge revenue stream from an agent to principal relationship. This caused this revenue stream and associated costs to be recognized on a gross basis that have historically been recognized on a net basis, increasing revenue and expenses by approximately $15.4 million for the three months ended June 30, 2017 and $29.6 million for the six months ended June 30, 2017 with no impact on operating income.

In addition, based on a review of our customer shipping arrangements, we have concluded that revenue recognition for our performance obligations should be over time. This is because the customer will simultaneously receive and consume the benefits of these services as the entity performs over the related service period. A performance obligation is performed over time if an entity determines that another entity would not need to substantially reperform the work completed to date if another entity were to fulfill the remaining performance obligation to the applicable customer. Applying this guidance to our shipping performance obligations, if we were to move a customer’s freight partially to its destination but were unable to complete the remaining obligation, a replacement vendor would only have to complete the transit as opposed to initiating at shipment origin. Therefore, we believe our customers simultaneously receive and consume the benefits we provide and as a result we will recognize the revenue for each shipment over the course of time.

Once management concluded that revenue would be recognized over time under ASC 606, management determined an appropriate measure of progress of recognizing revenue over time toward complete satisfaction of a performance obligation. Most of the company’s services are completed in a short amount of time; therefore, a relatively small number of contracts are open as of the end of the quarter. Management concluded that the measure of progress would be days of shipping. For example, if a transportation service performance obligation takes three days to complete and a quarter ends on day two of the services, management would recognize two-thirds of the revenue for the transportation performance obligation.

Our revenue from contracts with customers is disclosed within our four reportable segments: Expedited LTL, TLS, Intermodal and Pool. This is consistent with our disclosures in earnings releases and annual reports and with the information regularly reviewed by the chief operating decision maker for evaluating financial performance.

We recast certain prior period amounts to conform with the adoption of the revenue recognition standard, as shown in the "As Adjusted" columns of the following tables:

	Three months ended June 30, 2017
(In millions, except per share data)	As Previously Reported	Adjustments	As Adjusted
Income Statement:
Revenue
LTL revenue	$152.3	$8.2	$160.5
Truckload Premium Services	45.2	5.2	50.4
Pool Distribution	36.8	1.0	37.8
Intermodal	35.3	1.9	37.2
Eliminations and other operations	(2.1)	0.1	(2.0)
Consolidated revenue	267.5	16.4	283.9

Operating Expenses	237.7	16.2	253.9
Income from operations	29.8	0.2	30.0
Income tax expenses	10.0	0.1	10.1
Net Income	19.6	0.1	19.7
Diluted earnings per share	$0.64	$0.01	$0.65

	Six months ended June 30, 2017
(In millions, except per share data)	As Previously Reported	Adjustments	As Adjusted
Income Statement:
Revenue
LTL revenue	$292.9	$16.3	$309.2
Truckload Premium Services	87.0	10.5	97.5
Pool Distribution	74.6	2.0	76.6
Intermodal	63.6	2.6	66.2
Eliminations and other operations	(3.6)	—	(3.6)
Consolidated revenue	514.5	31.4	545.9

Operating Expenses	461.5	30.7	492.2
Income from operations	53.0	0.7	53.7
Income tax expenses	18.7	0.3	19.0
Net Income	33.8	0.4	34.2
Diluted earnings per share	$1.11	$0.02	$1.13

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital expenditures, with cash flows from operations and borrowings under our bank lines of credit. Net cash provided by operating activities totaled approximately $67.0 million for the six months ended June 30, 2018 compared to approximately $52.0 million for the six months ended June 30, 2017. The $15.0 million increase in cash provided by operating activities is mainly attributable to a $12.6 million increase in net earnings after consideration of non-cash items, a $3.8 million decrease in accounts receivable and a $1.8 million increase in prepaid expenses and accounts payable. Accounts receivables decreased on improved collections on revenues associated with the Atlantic acquisition. These increases were partly offset by increased estimated income tax payments.

Net cash used in investing activities was approximately $13.1 million for the six months ended June 30, 2018 compared with approximately $25.3 million during the six months ended June 30, 2017. Investing activities during the six months ended June 30, 2018 consisted primarily of net capital expenditures of $9.4 million primarily for new trailers, forklifts and information technology.

Investing activities during the six months ended June 30, 2017 consisted primarily of $22.5 million used to acquire Atlantic and net capital expenditures of $3.3 million primarily for information technology. The proceeds from disposal of property and equipment during the six months ended June 30, 2018 and 2017 were primarily from sales of older trailers and vehicles.

Net cash used in financing activities totaled approximately $37.7 million for the six months ended June 30, 2018 compared with net cash used in financing activities of $25.1 million for the six months ended June 30, 2017.  The $12.6 million change in cash from financing activities was attributable to a $27.8 million decrease in payments on the term loan partly offset by a $20.5 million decrease in net borrowing from our revolving credit facility. Additionally, there was a $3.9 million decrease in cash from employee stock transactions. The three months ended June 31, 2018 also included $28.2 million used to repurchase shares of our common stock, which was a $16.2 million increase from the $12.0 million used to repurchase shares of common stock for the same period of 2017. The remaining change in financing activity is attributable to a $0.2 million decrease in payments of cash dividends due to a lower outstanding share count during the six months ended June 30, 2018 compared to the same period in 2017.

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

Unless the Company elects otherwise under the credit agreement, interest on borrowings under the Facility is based on the highest of (a) the federal funds rate (not less than 0%) plus 0.5%, (b) the administrative agent's prime rate and (c) the LIBOR Rate plus 1.0%, in each case plus a margin that can range from 0.3% to 0.8% with respect to the Facility depending on the Company’s ratio of consolidated funded indebtedness to earnings before interest, taxes, depreciation and amortization, as set forth in the credit agreement. Payments of interest for each loan that is based on the LIBOR Rate are due in arrears on the last day of the interest period applicable to such loan (with interest periods of one, two or three months being available, at the Company’s option). Payments of interest on loans that are not based on the LIBOR Rate are due on the last day of each quarter ended March 31, June 30, September 30 and December 31 of each year. All unpaid amounts of principal and interest are due at maturity. As of June 30, 2018, we had $40.5 million in borrowings outstanding under the revolving credit facility, $11.0 million utilized for outstanding letters of credit and $98.5 million of available borrowing capacity under the revolving credit facility.  The interest rate on the outstanding borrowing under the revolving credit facility was 3.6% at June 30, 2018.

The Facility contains customary events of default including, among other things, payment defaults, breach of covenants, cross acceleration to material indebtedness, bankruptcy-related defaults, material judgment defaults, and the occurrence of certain change of control events. The occurrence of an event of default may result in, among other things, the termination of the Facilities, acceleration of repayment obligations and the exercise of remedies by the lenders with respect to the Company and its subsidiaries that are party to the Facility. The Facility also contains financial covenants and other covenants that, among other things, restrict the ability of the Company and its subsidiaries, without the approval of the required lenders, to engage in certain mergers, consolidations, asset sales, dividends and stock repurchases, investments, and other transactions or to incur liens or indebtedness in excess of agreed thresholds, as set forth in the credit agreement. As of June 30, 2018, the Company was in compliance with the aforementioned covenants.
On July 21, 2016, our Board of Directors approved a stock repurchase authorization for up to three million shares of the Company’s common stock. During the three months ended June 30, 2018, we repurchased 132,880 for $8.2 million, or $61.50 per share. During the six months ended June 30, 2018, we repurchased 497,166 for $28.2 million, or $56.65 per share. During the three months ended June 30, 2017, we repurchased 42,055 for $2.0 million, or $47.54 per share. During the six months ended June 30, 2017, we repurchased 246,864 for $12.0 million, or $48.59 per share. As of June 30, 2018, there were 1,321,499 shares remaining to be purchased under the 2016 Plan.

During each quarter of 2017 and the first and second quarters of 2018, our Board of Directors declared a cash dividend of $0.15 per share of common stock. We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

We believe that our available cash, investments, expected cash generated from future operations and borrowings under the available credit facility will be sufficient to satisfy our anticipated cash needs for at least the next twelve months.

Forward-Looking Statements

This report contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. In this Form 10-Q, forward-looking statements include, but are not limited to, any projections of earnings, revenues, dividends, or other financial items; any statement of plans, strategies, and objectives of management for future operations; any statements regarding future insurance and claims; any statements concerning proposed or intended new services or developments; any statements regarding intended expansion through acquisition or greenfield startups; any statements regarding future economic conditions or performance based on our business strategy, reliance on financial instruments or otherwise; and any statements of belief and any statements of assumptions underlying any of the foregoing. Some forward-looking statements may be identified by use of such terms as “believes,” “anticipates,” “intends,” “plans,” “estimates,” “projects” or “expects.”  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  The following is a list of factors, among others, that could cause actual results to differ materially from those contemplated by the forward-looking statements: economic factors such as recessions, inflation, higher interest rates and downturns in customer business cycles, the creditworthiness of our customers and their ability to pay for services rendered, the availability and compensation of qualified independent owner-operators and freight handlers as well as contracted, third-party carriers needed to serve our customers’ transportation needs, the inability of our information systems to handle an increased volume of freight moving through our network, changes in fuel prices, our inability to maintain our historical growth rate because of a decreased volume of freight or decreased average revenue per pound of freight moving through our network, loss of a major customer, increasing competition and pricing pressure, our ability to secure terminal facilities in desirable locations at reasonable rates, our inability to successfully integrate acquisitions, claims for property damage, personal injuries or workers’ compensation, enforcement of and changes in governmental regulations, environmental and tax matters, insurance matters, the handling of hazardous materials and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2017. As a result of the foregoing, no assurance can be given as to future financial condition, cash flows or results of operations.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk related to our outstanding debt is not significant and has not changed materially from the information provided in our 2017 Form 10-K.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three months ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under DOT regulations, we are liable for property damage and personal injuries caused by owner-operators and Company-employed drivers while they are operating on our behalf. Additionally, from time to time, the drivers employed and engaged by the third-party transportation carriers we contract with are involved in accidents, which may result in serious personal injuries. The resulting types and/or amounts of damages may be excluded by or exceed the amount of insurance coverage maintained by the contracted carrier. Although these drivers are not our employees and all of these drivers are employees, owner-operators, or independent contractors working for carriers, from time to time, claims may be asserted against us for their actions, or for our actions in retaining them. In our Expedited LTL and Pool businesses, we have a self-insured retention ("SIR") of $3.0 million per occurrence for vehicle and general liability claims and will be responsible for any damages and personal injuries below that self-insured amount. We are also responsible for varying annual aggregate deductible amounts of liability for claims in excess of the SIR/deductible. For the policy year that began April 1, 2018, we have an annual $6.0 million aggregate deductible for claims between $3.0 million and $5.0 million. We also have a $2.5 million aggregate deductible for claims between $5.0 million and $10.0 million. As a result, we are responsible for the first $7.5 million per claim, until we meet the $6.0 million aggregate deductible for claims between $3.0 million and $5.0 million and the $2.5 million aggregate deductible for claims between $5.0 million and $10.0 million. We cannot guarantee that our SIR levels will not increase and/or that we have to agree to more unfavorable policy terms as a result of market conditions, poor claims experience or other factors.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Information regarding repurchases of our shares during the second quarter of 2018 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced 2016 Program (1)	Maximum Number of Shares that May Yet Be Purchased Under the Program
April 1-30, 2018	—	$—	—	1,454,379
May 1-31, 2018	—	—	—	1,454,379
June 1-30, 2018	132,880	62	132,880	1,321,499
Total	132,880	$62	132,880	1,321,499

(1) - On July 21, 2016, our Board of Directors approved a stock repurchase authorization for up to three million shares of the Company’s common stock ("shares"). There is currently no expiration date.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

In accordance with SEC Release No. 33-8212, Exhibits 32.1 and 32.2 are to be treated as “accompanying” this report rather than “filed” as part of the report.

No.	Exhibit
3.1
Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999 (File No. 0-22490))

3.2
Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 31, 2017 (File No. 0-22490))

4.1
Form of Forward Air Corporation Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998 (File No. 0-22490))

10.1
Forward Air Corporation 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, filed with the Securities and Exchange Commission on July 27, 2017 (File No. 0-22490))

10.2
Amended and Restated Non-Employee Director Stock Plan (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, filed with the Securities and Exchange Commission on July 27, 2017 (File No. 0-22490))

10.3
Credit Agreement dated September 29, 2017 among the registrant and certain of its subsidiaries and Bank of America, N.A., as administrative agent and other lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2017 (File No. 0-22490))

10.4
Form of CEO Nonqualified Stock Option Agreement under the registrant's 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.4 to the registrant's Current Report on Form 10-Q filed with the Securities and Exchange Commission on April 26, 2018 (File No. 0-22490))

10.5
Form of CEO Performance Share Agreement under the registrant's 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.5 to the registrant's Current Report on Form 10-Q filed with the Securities and Exchange Commission on April 26, 2018 (File No. 0-22490))

10.6
Form of CEO Restricted Stock Agreement under the registrant's 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.6 to the registrant's Current Report on Form 10-Q filed with the Securities and Exchange Commission on April 26, 2018 (File No. 0-22490))

10.7
Employment Agreement, dated June 6, 2018, between Forward Air Corporation and Thomas Schmitt (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2018.

10.8
Restrictive Covenants Agreement, dated June 6, 2018, between Forward Air Corporation and Thomas Schmitt (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2018.

10.9
Waiver and Acknowledgment, dated June 11, 2018, between Forward Air Corporation and Bruce Campbell (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2018.

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

Forward Air Corporation
Date: July 26, 2018	By:	/s/ Michael J. Morris
Michael J. Morris Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

No.	Exhibit
3.1
Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999 (File No. 0-22490))

3.2
Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 31, 2017 (File No. 0-22490))

4.1
Form of Forward Air Corporation Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998 (File No. 0-22490))

10.1
Forward Air Corporation 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, filed with the Securities and Exchange Commission on July 27, 2017 (File No. 0-22490))

10.2
Amended and Restated Non-Employee Director Stock Plan (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2017, filed with the Securities and Exchange Commission on July 27, 2017 (File No. 0-22490))

10.3
Credit Agreement dated September 29, 2017 among the registrant and certain of its subsidiaries and Bank of America, N.A., as administrative agent and other lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2017 (File No. 0-22490))

10.4
Form of CEO Nonqualified Stock Option Agreement under the registrant's 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.4 to the registrant's Current Report on Form 10-Q filed with the Securities and Exchange Commission on April 26, 2018 (File No. 0-22490))

10.5
Form of CEO Performance Share Agreement under the registrant's 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.5 to the registrant's Current Report on Form 10-Q filed with the Securities and Exchange Commission on April 26, 2018 (File No. 0-22490))

10.6
Form of CEO Restricted Stock Agreement under the registrant's 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.6 to the registrant's Current Report on Form 10-Q filed with the Securities and Exchange Commission on April 26, 2018 (File No. 0-22490))

10.7
Employment Agreement, dated June 6, 2018, between Forward Air Corporation and Thomas Schmitt (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2018.

10.8
Restrictive Covenants Agreement, dated June 6, 2018, between Forward Air Corporation and Thomas Schmitt (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2018.

10.9
Waiver and Acknowledgment, dated June 11, 2018, between Forward Air Corporation and Bruce Campbell (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2018.

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