Form 10-Q
period 2018-09-30
FORWARD AIR CORP
filed 2018-10-25
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2018
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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of October 22, 2018 was 29,202,290.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited).

Forward Air Corporation
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)
(Unaudited)
	September 30, 2018	December 31, 2017
		(As Adjusted)
Assets
Current assets:
Cash and cash equivalents	$28,911	$3,893
Accounts receivable, less allowance of $2,176 in 2018 and $3,006 in 2017	148,464	147,948
Other current assets	23,692	15,807
Total current assets	201,067	167,648

Property and equipment	409,465	399,235
Less accumulated depreciation and amortization	199,166	193,123
Total property and equipment, net	210,299	206,112
Goodwill and other acquired intangibles:
Goodwill	193,625	191,671
Other acquired intangibles, net of accumulated amortization of $78,250 in 2018 and $71,527 in 2017	106,227	111,247
Total goodwill and other acquired intangibles, net	299,852	302,918
Other assets	31,923	15,944
Total assets	$743,141	$692,622

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$35,110	$30,723
Accrued expenses	40,073	35,069
Current portion of debt and capital lease obligations	336	359
Total current liabilities	75,519	66,151

Long-term debt and capital lease obligations, less current portion	40,383	40,588
Other long-term liabilities	43,073	24,104
Deferred income taxes	35,756	29,080

Shareholders’ equity:
Preferred stock	—	—
Common stock, $0.01 par value: Authorized shares - 50,000,000, Issued and outstanding shares - 28,869,008 in 2018 and 29,454,062 in 2017	288	295
Additional paid-in capital	206,790	195,346
Retained earnings	341,332	337,058
Total shareholders’ equity	548,410	532,699
Total liabilities and shareholders’ equity	$743,141	$692,622

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
		(As Adjusted)		(As Adjusted)
Operating revenue	$331,375	$298,289	$964,325	$844,209

Operating expenses:
Purchased transportation	155,451	140,330	450,833	389,127
Salaries, wages and employee benefits	76,028	65,334	217,682	192,279
Operating leases	18,671	16,809	54,640	47,205
Depreciation and amortization	10,295	10,326	31,346	30,578
Insurance and claims	9,203	7,844	26,442	21,379
Fuel expense	5,634	4,096	16,786	11,448
Other operating expenses	26,214	26,374	79,612	71,279
Total operating expenses	301,496	271,113	877,341	763,295
Income from operations	29,879	27,176	86,984	80,914

Other expense:
Interest expense	(472)	(288)	(1,327)	(806)
Other, net	(1)	(3)	(2)	(11)
Total other expense	(473)	(291)	(1,329)	(817)
Income before income taxes	29,406	26,885	85,655	80,097
Income tax expense	7,077	8,557	21,289	27,522
Net income and comprehensive income	$22,329	$18,328	$64,366	$52,575

Net income per share:
Basic	$0.76	$0.61	$2.18	$1.74
Diluted	$0.76	$0.61	$2.18	$1.73

Dividends per share:	$0.15	$0.15	$0.45	$0.45

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended
	September 30, 2018	September 30, 2017

		(As Adjusted)
Operating activities:
Net income	$64,366	$52,575
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	31,346	30,578
Change in fair value of earn-out liability	(455)	—
Share-based compensation	7,525	5,965
(Gain) loss on disposal of property and equipment	(14)	701
Provision for (recovery) loss on receivables	(52)	1,788
Provision for revenue adjustments	2,921	2,131
Deferred income tax	6,676	523
Changes in operating assets and liabilities
Accounts receivable	(3,386)	(22,894)
Prepaid expenses and other current assets	(4,880)	(1,411)
Income taxes	(3,193)	(424)
Accounts payable and accrued expenses	12,991	8,179
Net cash provided by operating activities	113,845	77,711

Investing activities:
Proceeds from disposal of property and equipment	5,989	1,497
Purchases of property and equipment	(34,344)	(13,610)
Acquisition of business, net of cash acquired	(3,737)	(22,500)
Other	(356)	(73)
Net cash used in investing activities	(32,448)	(34,686)

Financing activities:
Payments of debt and capital lease obligations	(228)	(28,215)
Proceeds from senior credit facility	—	55,000
Payments on line of credit	—	(14,500)
Proceeds from exercise of stock options	3,682	5,642
Payments of cash dividends	(13,213)	(13,584)
Repurchase of common stock (repurchase program)	(44,985)	(41,983)
Proceeds from common stock issued under employee stock purchase plan	237	226
Cash settlement of share-based awards for tax withholdings	(1,872)	(1,699)
Net cash used in financing activities	(56,379)	(39,113)
Net increase in cash	25,018	3,912
Cash at beginning of period	3,893	8,511
Cash at end of period	$28,911	$12,423

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2018

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company’s operating results are subject to seasonal trends (as described in our 2017 Form 10-K) when measured on a quarterly basis; therefore operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018. For further information, refer to the consolidated financial statements and notes thereto included in the Forward Air Corporation Annual Report on Form 10-K for the year ended December 31, 2017.

The accompanying unaudited condensed consolidated financial statements of the Company include Forward Air Corporation and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior period financial information to conform to the current year presentation.

2.    Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): "Simplifying the Accounting for Goodwill Impairment." Under the new standard, a goodwill impairment loss will be measured at the amount by which a reporting unit's carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill, thus no longer requiring the two-step method. The guidance requires prospective adoption and will be effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption of this guidance is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We have adopted this guidance as of January 1, 2018 and do not expect any impact to the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which will require lessees to recognize a right-of-use asset with a corresponding lease liability on their balance sheet for most leases classified as operating leases under previous guidance. Lessors will be required to recognize a net lease investment for most leases. Additional qualitative and quantitative disclosures will also be required. The guidance will be effective for annual reporting periods beginning after December 15, 2018 and interim periods within those fiscal years with early adoption permitted. We plan to recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption as allowed per the guidance. Changes to processes and internal controls to meet the standard’s reporting and disclosure requirements have been identified and are being implemented. We continue to evaluate the expected impact of this guidance, but do not anticipate any material changes to operating results or liquidity as a result of the right-of-use assets and corresponding lease liabilities that will be recorded.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2018

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

As permitted by the guidance, we implemented the use of full retrospective presentation, which required the Company to restate each prior reporting period presented. While evaluating principal versus agent relationships under the new standard, we determined that we will transition the fuel surcharge revenue stream from an agent to principal relationship. This caused this revenue stream and associated costs to be recognized on a gross basis that have historically been recognized on a net basis.

In addition, based on a review of our customer shipping arrangements, we have concluded that revenue recognition for our performance obligations should be over time. This is because the customer will simultaneously receive and consume the benefits of these services as the entity performs over the related service period. A performance obligation is performed over time if an entity determines that another entity would not need to substantially reperform the work completed to date if another entity were to fulfill the remaining performance obligation to the applicable customer. Applying this guidance to our shipping performance obligations, if we were to move a customer’s freight partially to its destination but were unable to complete the remaining obligation, a replacement vendor would only have to complete the transit as opposed to initiating at shipment origin. Therefore, we believe our customers simultaneously receive and consume the benefits we provide and as a result we will recognize the revenue for each shipment over the course of time based on percentage of days in transit.

Our revenue from contracts with customers is disclosed within our four reportable segments: Expedited LTL, TLS, Intermodal and Pool. This is consistent with our disclosures in earnings releases and annual reports and with the information regularly reviewed by the chief operating decision maker for evaluating financial performance.

The impact of implementing this guidance using the full retrospective approach on the prior period statements of operations are shown in the "As Adjusted" columns of the following tables:

	Three months ended September 30, 2017
(In thousands, except per share data)	As Previously Reported	Adjustments	As Adjusted
Revenue
Expedited LTL	$155,703	$9,696	$165,399
Truckload Premium Services	45,941	5,520	51,461
Pool Distribution	39,180	1,003	40,183
Intermodal	42,292	1,869	44,161
Eliminations and other operations	(2,915)	—	(2,915)
Consolidated revenue	280,201	18,088	298,289

Operating Expenses	253,303	17,810	271,113
Income from operations	26,898	278	27,176
Income tax expenses	8,453	104	8,557
Net Income	18,155	173	18,328
Diluted earnings per share	$0.60	$0.01	$0.61

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2018

	Nine months ended September 30, 2017
(In thousands, except per share data)	As Previously Reported	Adjustments	As Adjusted
Revenue
Expedited LTL	$448,571	$26,065	$474,636
Truckload Premium Services	132,912	16,087	148,999
Pool Distribution	113,838	2,903	116,741
Intermodal	105,853	4,454	110,307
Eliminations and other operations	(6,474)	—	(6,474)
Consolidated revenue	794,700	49,509	844,209

Operating Expenses	714,804	48,491	763,295
Income from operations	79,896	1,018	80,914
Income tax expenses	27,131	391	27,522
Net Income	51,948	627	52,575
Diluted earnings per share	$1.71	$0.02	$1.73

3.    Acquisitions and Goodwill

Intermodal Acquisitions

As part of the Company's strategy to expand its Intermodal operations, in May 2017, we acquired certain assets of Atlantic Trucking Company, Inc., Heavy Duty Equipment Leasing, LLC, Atlantic Logistics, LLC and Transportation Holdings, Inc. (together referred to as “Atlantic” in this note) for $22,500 and an earnout of $135 to be paid in October 2018. The acquisition was funded by a combination of cash on hand and funds from our revolving credit facility. Atlantic was a privately held provider of intermodal, drayage and related services headquartered in Charleston, South Carolina. It also has terminal operations in Atlanta, Charlotte, Houston, Jacksonville, Memphis, Nashville, Norfolk and Savannah. These locations allowed Intermodal to significantly expand its footprint in the southeastern region.
In October 2017, we also acquired certain assets of Kansas City Logistics, LLC ("KCL") for $640 and an earnout of $100 paid in the second quarter of 2018. KCL provided Intermodal with an expanded footprint in the Kansas and Missouri markets.
In July 2018, we also acquired certain assets of Multi-Modal Transport Inc. ("MMT") for $3,737. The MMT acquisition provides Intermodal with an expanded footprint in the Minnesota, North Dakota, South Dakota, Iowa and Wisconsin markets, along with access to several strategic customer relationships.
The assets, liabilities, and operating results of these collective acquisitions have been included in the Company's consolidated financial statements from their dates of acquisition and have been included in the Intermodal reportable segment.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2018

Allocations of Purchase Prices
The following table presents the allocation of the Atlantic, KCL, and MMT purchase prices to the assets acquired and liabilities assumed based on their estimated fair values and resulting residual goodwill (in thousands):

	Atlantic	KCL	MMT
	May 7, 2017	October 22, 2017	July 25, 2018
Tangible assets:
Property and equipment	$1,821	$223	$81
Total tangible assets	1,821	223	81
Intangible assets:
Non-compete agreements	1,150	6	43
Customer relationships	13,400	234	1,659
Goodwill	6,719	277	1,954
Total intangible assets	21,269	517	3,656
Total assets acquired	23,090	740	3,737

Liabilities assumed:
Current liabilities	590	100	—
Total liabilities assumed	590	100	—
Net assets acquired	$22,500	$640	$3,737
The acquired definite-lived intangible assets have the following useful lives:

Useful Lives
	Atlantic	KCL	MMT
Customer relationships	15 years	15 years	15 years
Non-compete agreements	5 years	2 years	5 years
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

Goodwill

The Company conducted its annual impairment assessments and test of goodwill for each reporting unit as of June 30, 2018 and no impairment charges were required at that time. Goodwill impairment exists when the estimated implied fair value of goodwill is less than its carrying value. Changes in strategy or market conditions could significantly impact these fair value estimates and require adjustments to recorded asset balances. During the three months ended September 30, 2018 no indicators of impairment were identified.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2018

The following is a summary of the changes to goodwill for the nine months ended September 30, 2018. Approximately $114,481 of goodwill is deductible for tax purposes.

	Beginning balance, December 31, 2017	MMT Acquisition	Ending balance, September 30, 2018
Expedited LTL
Goodwill	$97,593	$—	$97,593
Accumulated Impairment	—	—	—

TLS
Goodwill	45,164	—	45,164
Accumulated Impairment	(25,686)	—	(25,686)

Pool Distribution
Goodwill	12,359	—	12,359
Accumulated Impairment	(6,953)	—	(6,953)

Intermodal
Goodwill	69,194	1,954	71,148
Accumulated Impairment	—	—	—

Total	$191,671	$1,954	$193,625
4.    Share-Based Payments

The Company’s general practice has been to make a single annual grant of share-based compensation in the first quarter to key employees and to make other employee grants only in connection with new employment or promotions.  Forms of share-based compensation granted to employees by the Company include stock options, non-vested shares of common stock (“non-vested share”), and performance shares.  The Company also typically makes a single annual grant of non-vested shares to non-employee directors in conjunction with the annual election of non-employee directors to the Board of Directors. Share-based compensation is based on the grant date fair value of the instrument and is recognized ratably over the requisite service period, or vesting period.  All share-based compensation expense is recognized in salaries, wages and employee benefits.

Employee Activity - Stock Options

Stock option grants to employees generally expire seven years from the grant date and typically vest ratably over a three-year period.  The Company used the Black-Scholes option-pricing model to estimate the grant-date fair value of options granted.  The weighted-average fair value of options granted and assumptions used to estimate their fair value during the nine months ended September 30, 2018 and 2017 were as follows:

	Nine months ended
	September 30, 2018	September 30, 2017
Expected dividend yield	1.1%	1.3%
Expected stock price volatility	24.4%	28.7%
Weighted average risk-free interest rate	2.7%	2.0%
Expected life of options (years)	6.1	6.0
Weighted average grant date fair value	$16	$13

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2018

The following tables summarize the Company’s employee stock option activity and related information:

	Nine months ended September 30, 2018
				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Options	Exercise	Value	Contractual
	(000)	Price	(000)	Term
Outstanding at December 31, 2017	440	$45
Granted	193	62
Exercised	(89)	41
Forfeited	—	—
Outstanding at September 30, 2018	544	$51	$6,689	4.9
Exercisable at September 30, 2018	228	$45	$4,294	3.4

	Nine months ended
	September 30, 2018	September 30, 2017
Share-based compensation for options	$1,085	$993
Tax benefit for option compensation	$271	$354
Unrecognized compensation cost for options, net of estimated forfeitures	$3,621	$1,909
Weighted average period over which unrecognized compensation will be recognized (years)	2.3

Employee Activity - Non-vested Shares

Non-vested share grants to employees vest ratably over a three-year period.  The non-vested shares’ fair values were estimated using closing market prices on the day of grant. The following tables summarize the Company’s employee non-vested share activity and related information:

	Nine months ended September 30, 2018
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2017	227	$47
Granted	202	60
Vested	(108)	56
Forfeited	(3)	52
Outstanding and non-vested at September 30, 2018	318	$55	$17,467

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2018

	Nine months ended
	September 30, 2018	September 30, 2017
Share-based compensation for non-vested shares	$4,902	$3,762
Tax benefit for non-vested share compensation	$1,225	$1,343
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$13,146	$7,410
Weighted average period over which unrecognized compensation will be recognized (years)	2.0

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

	Nine months ended
	September 30, 2018	September 30, 2017
Expected stock price volatility	24.3%	24.7%
Weighted average risk-free interest rate	2.2%	1.4%

The following tables summarize the Company’s employee performance share activity, assuming median share awards, and related information:

	Nine months ended September 30, 2018
		Weighted-	Aggregate
	Performance	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2017	69	$58
Granted	18	72
Additional shares awarded based on performance	—	—
Vested	—	—
Forfeited	(22)	67
Outstanding and non-vested at September 30, 2018	65	$58	$3,795

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2018

	Nine months ended
	September 30, 2018	September 30, 2017
Share-based compensation for performance shares	$953	$689
Tax benefit for performance share compensation	$238	$246
Unrecognized compensation cost for performance shares, net of estimated forfeitures	$1,725	$1,740
Weighted average period over which unrecognized compensation will be recognized (years)	1.9

Employee Activity - Employee Stock Purchase Plan
Under the 2005 Employee Stock Purchase Plan (the “ESPP”), which has been approved by shareholders, the Company is authorized to issue up to a remaining 367,309 shares of common stock to employees of the Company. These shares may be issued at a price equal to 90% of the lesser of the market value on the first day or the last day of each six-month purchase period. Common stock purchases are paid for through periodic payroll deductions and/or up to two large lump sum contributions. For the nine months ended September 30, 2018, participants under the plan purchased 4,550 shares at an average price of $51.98 per share. For the nine months ended September 30, 2017, participants under the plan purchased 5,188 shares at an average price of $43.59 per share. The weighted-average fair value of each purchase right under the ESPP granted for the nine months ended September 30, 2018, which is equal to the discount from the market value of the common stock at the end of each six month purchase period, was $7.10 per share. The weighted-average fair value of each purchase right under the ESPP granted for the nine months ended September 30, 2017, which is equal to the discount from the market value of the common stock at the end of each six month purchase period, was $9.69 per share. Share-based compensation expense of $32 and $51 was recognized during the nine months ended September 30, 2018 and 2017, respectively.

Non-employee Director Activity - Non-vested Shares

Grants of non-vested shares to non-employee directors vest ratably over the elected term to the Board of Directors, or approximately one year.  The following tables summarize the Company’s non-employee non-vested share activity and related information:

	Nine months ended September 30, 2018
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2017	11	$52
Granted	15	58
Vested	(12)	52
Forfeited	—	—
Outstanding and non-vested at September 30, 2018	14	$58	$805

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2018

	Nine months ended
	September 30, 2018	September 30, 2017
Share-based compensation for non-vested shares	$553	$470
Tax benefit for non-vested share compensation	$138	$167
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$501	$430
Weighted average period over which unrecognized compensation will be recognized (years)	0.6

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

Unless the Company elects otherwise under the credit agreement, interest on borrowings under the Facility is based on the highest of (a) the federal funds rate (not less than 0%) plus 0.5%, (b) the administrative agent's prime rate and (c) the LIBOR Rate plus 1.0%, in each case plus a margin that can range from 0.3% to 0.8% with respect to the Facility depending on the Company’s ratio of consolidated funded indebtedness to earnings before interest, taxes, depreciation and amortization, as set forth in the credit agreement. Payments of interest for each loan that is based on the LIBOR Rate are due in arrears on the last day of the interest period applicable to such loan (with interest periods of one, two or three months being available, at the Company’s option). Payments of interest on loans that are not based on the LIBOR Rate are due on the last day of each quarter ended March 31, June 30, September 30 and December 31 of each year. All unpaid amounts of principal and interest are due at maturity. As of September 30, 2018, we had $40,500 in borrowings outstanding under the revolving credit facility, $11,123 utilized for outstanding letters of credit and $98,377 of available borrowing capacity under the revolving credit facility.  The interest rate on the outstanding borrowing under the revolving credit facility was 3.6% at September 30, 2018.

The Facility contains customary events of default including, among other things, payment defaults, breach of covenants, cross acceleration to material indebtedness, bankruptcy-related defaults, material judgment defaults, and the occurrence of certain change of control events. The occurrence of an event of default may result in, among other things, the termination of the Facilities, acceleration of repayment obligations and the exercise of remedies by the lenders with respect to the Company and its subsidiaries that are party to the Facility. The Facility also contains financial covenants and other covenants that, among other things, restrict the ability of the Company and its subsidiaries, without the approval of the required lenders, to engage in certain mergers, consolidations, asset sales, dividends and stock repurchases, investments, and other transactions or to incur liens or indebtedness in excess of agreed thresholds, as set forth in the credit agreement. As of September 30, 2018, the Company was in compliance with the aforementioned covenants.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2018

6.    Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
		(As Adjusted)		(As Adjusted)
Numerator:
Net income and comprehensive income	$22,329	$18,328	$64,366	$52,575
Income allocated to participating securities	(239)	(146)	(596)	(424)
Numerator for basic and diluted income per share - net income	$22,090	$18,182	$63,770	$52,151
Denominator (in thousands):
Denominator for basic income per share - weighted-average shares	28,964	29,855	29,189	29,977
Effect of dilutive stock options (in thousands)	95	52	81	62
Effect of dilutive performance shares (in thousands)	36	33	33	30
Denominator for diluted income per share - adjusted weighted-average shares	29,095	29,940	29,303	30,069
Basic net income per share	$0.76	$0.61	$2.18	$1.74
Diluted net income per share	$0.76	$0.61	$2.18	$1.73

The number of instruments that could potentially dilute net income per basic share in the future, but that were not included in the computation of net income per diluted share because to do so would have been anti-dilutive for the periods presented, are as follows:

	September 30, 2018	September 30, 2017
Anti-dilutive stock options (in thousands)	100	172
Anti-dilutive performance shares (in thousands)	15	—
Anti-dilutive non-vested shares and deferred stock units (in thousands)	3	—
Total anti-dilutive shares (in thousands)	118	172

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

The ultimate impact of the U.S. Tax Act on our reported results in 2018 may differ from the estimates provided herein, possibly materially, due to, among other things, changes in interpretations and assumptions we have made, guidance that may be issued, and other actions we may take as a result of the U.S. Tax Act different from that presently contemplated. On December 22, 2017, the SEC staff issued SAB 118 that allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date. We currently are analyzing the U.S. Tax Act, and in certain areas, have made reasonable estimates of the effects on our consolidated financial statements and tax disclosures, including the changes to our existing deferred tax balances.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2018

Tax Rate

For the three months ended September 30, 2018 and 2017, the effective income tax rates varied from the statutory federal income tax rate of 21.0% and 35.0%, primarily as a result of the effect of state income taxes, net of the federal benefit, and permanent differences between book and tax net income. The combined federal and state effective tax rate for the nine months ended September 30, 2018 was 24.9% compared to a rate of 34.4% for the same period in 2017.  The lower effective tax rate for the nine months ended September 30, 2018 is the result of the enactment of the U.S. Tax Act, which lowered the statutory federal income tax rate to 21.0% from 35.0%. The lower rate was partly offset by fuel tax benefits taken in the nine months ended September 30, 2018 that were not deductible for tax purposes and 2017 benefiting from qualified production property deductions.

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

Revolving credit facility: The Company’s revolving credit facility bears variable interest rates plus additional basis points based upon covenants related to total indebtedness to earnings.  As the revolving credit facility bears a variable interest rate, the carrying value approximates fair value. Using interest rate quotes and discounted cash flows, the Company estimated the fair value of its outstanding capital lease obligations as follows:

	September 30, 2018
	Carrying Value	Fair Value
Capital leases	$452	$465

The Company's fair value estimates for the above financial instruments are classified within level 3 of the fair value hierarchy.

9.    Shareholders' Equity

During each quarter of 2017 and through the third quarter of 2018, our Board of Directors declared a cash dividend of $0.15 per share of common stock. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

On July 21, 2016, our Board of Directors approved a stock repurchase authorization for up to three million shares of the Company’s common stock. The following table summarizes our share repurchases for the three and nine months ended September 30, 2018 and 2017.

	Three months ended		Nine months ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Shares repurchased	267,451	579,769	764,617	826,633
Cost of shares repurchased	$16,820	$29,988	$44,985	$41,983
Average cost per share	$62.89	$51.72	$58.83	$50.79

As of September 30, 2018, 1,054,048 shares were available to be purchased under the 2016 Plan.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2018

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

The following tables summarize segment information about results from operations and assets used by the chief operating decision maker of the Company in making decisions regarding allocation of assets and resources as of and for the three and nine months ended September 30, 2018 and 2017.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2018

	Three months ended September 30, 2018
	Expedited LTL	Truckload Premium	Pool Distribution	Intermodal	Eliminations & other	Consolidated
External revenues	$186,544	$47,158	$47,177	$50,496	$—	$331,375
Intersegment revenues	1,963	784	103	49	(2,899)	—
Depreciation and amortization	5,598	1,543	1,699	1,455	—	10,295
Share-based compensation expense	1,961	178	114	262	332	2,847
Interest expense	—	2	—	10	460	472
Income from operations	23,724	1,673	735	7,321	(3,574)	29,879
Total assets	672,186	70,841	60,672	159,428	(219,986)	743,141
Capital expenditures	15,253	30	1,179	276	—	16,738

	Three months ended September 30, 2017
	(As Adjusted)
	Expedited LTL	Truckload Premium	Pool Distribution	Intermodal	Eliminations & other	Consolidated
External revenues	$164,702	$49,385	$40,125	$44,077	$—	$298,289
Intersegment revenues	697	2,076	58	84	(2,915)	—
Depreciation and amortization	5,438	1,546	1,652	1,690	—	10,326
Share-based compensation expense	1,604	101	90	144	—	1,939
Interest expense	1	—	—	12	275	288
Income (loss) from operations	23,189	124	681	3,785	(603)	27,176
Total assets	638,704	59,657	53,201	146,836	(222,998)	675,400
Capital expenditures	8,372	7	239	330	—	8,948

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
September 30, 2018

	Nine months ended September 30, 2018
	Expedited LTL	Truckload Premium	Pool Distribution	Intermodal	Eliminations & other	Consolidated
External revenues	$546,066	$137,221	$132,980	$148,058	$—	$964,325
Intersegment revenues	5,276	5,761	276	217	(11,530)	—
Depreciation and amortization	16,682	4,863	5,208	4,593	—	31,346
Share-based compensation expense	5,595	524	342	776	288	7,525
Interest expense	1	5	—	47	1,274	1,327
Income (loss) from operations	71,023	3,348	3,695	16,333	(7,415)	86,984
Total assets	672,186	70,841	60,672	159,428	(219,986)	743,141
Capital expenditures	31,960	70	1,832	482	—	34,344

	Nine months ended September 30, 2017
	(As Adjusted)
	Expedited LTL	Truckload Premium	Pool Distribution	Intermodal	Eliminations & other	Consolidated
External revenues	$472,723	$144,753	$116,542	$110,191	$—	$844,209
Intersegment revenues	1,913	4,246	199	116	(6,474)	—
Depreciation and amortization	16,521	4,694	5,067	4,296	—	30,578
Share-based compensation expense	4,980	281	297	407	—	5,965
Interest expense	2	—	—	36	768	806
Income (loss) from operations	65,164	3,734	3,672	9,548	(1,204)	80,914
Total assets	638,704	59,657	53,201	146,836	(222,998)	675,400
Capital expenditures	12,640	15	524	431	—	13,610

12.    Subsequent Events

On October 24, 2018, we announced that our wholly-owned subsidiary, Central States Trucking Co. (“CST”), entered into an agreement to acquire substantially all of the assets of Southwest Freight Distributors (“Southwest”). The closing of the transaction is subject to various customary conditions, including but not limited to, compliance with the covenants and agreements in the definitive agreement in all material respects. The Company will pay approximately $16,250 and acquisition will be funded by a combination of cash on hand. Southwest is a Dallas, Texas based premium drayage provider.  We expect the transaction will close within a month, and we anticipate Southwest will contribute $20,000 of revenue and $3,000 of EBITDA on an annualized basis.

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

Trends and Developments

Appointment of New President and Chief Executive Officer

Effective September 1, 2018 ("Effective Date"), Thomas Schmitt was named the Company's President and Chief Executive Officer. Mr. Schmitt succeeded Bruce A. Campbell, in his position as President and Chief Executive Officer as of the Effective Date. It is expected that as of the Effective Date, Mr. Campbell will be employed by the Company as Executive Chairman until the Company’s 2019 annual meeting of shareholders, at which time, in order to ensure a continued, successful management transition, the
Company plans to retain Mr. Campbell as a consultant for a period of time following his resignation as Executive Chairman. The Board appointed Mr. Schmitt to the Board as of the Effective Date.

Intermodal Acquisitions

As part of our strategy to expand our Intermodal operations, in May 2017, we acquired certain assets of Atlantic for $22.5 million. In October 2017, we acquired certain assets of KCL for $0.7 million and in July 2018, we acquired certain assets of MMT for $3.7 million. These acquisitions provide an opportunity for our Intermodal segment to expand into additional geographic markets or add volumes to our existing locations. The assets, liabilities, and operating results of these acquisitions have been included in the Company's consolidated financial statements from the date of acquisition and have been assigned to the Intermodal reportable segment.

Results from Operations
The following table sets forth our consolidated historical financial data for the three months ended September 30, 2018 and 2017 (in millions):

	Three months ended September 30
	2018	2017	Change	Percent Change
		(As Adjusted)
Operating revenue:
Expedited LTL	$188.5	$165.4	$23.1	14.0%
Truckload Premium Services	47.9	51.5	(3.6)	(7.0)
Pool Distribution	47.3	40.2	7.1	17.7
Intermodal	50.5	44.2	6.3	14.3
Eliminations and other operations	(2.8)	(3.0)	0.2	(6.7)
Operating revenue	331.4	298.3	33.1	11.1
Operating expenses:
Purchased transportation	155.5	140.3	15.2	10.8
Salaries, wages, and employee benefits	76.0	65.3	10.7	16.4
Operating leases	18.7	16.8	1.9	11.3
Depreciation and amortization	10.3	10.3	—	—
Insurance and claims	9.2	7.9	1.3	16.5
Fuel expense	5.6	4.1	1.5	36.6
Other operating expenses	26.2	26.4	(0.2)	(0.8)
Total operating expenses	301.5	271.1	30.4	11.2
Income (loss) from operations:
Expedited LTL	23.7	23.2	0.5	2.2
Truckload Premium Services	1.7	0.1	1.6	1,600.0
Pool Distribution	0.7	0.7	—	—
Intermodal	7.3	3.8	3.5	92.1
Other operations	(3.5)	(0.6)	(2.9)	483.3
Income from operations	29.9	27.2	2.7	9.9
Other expense:
Interest expense	(0.5)	(0.3)	(0.2)	66.7
Total other expense	(0.5)	(0.3)	(0.2)	66.7
Income before income taxes	29.4	26.9	2.5	9.3
Income tax expense	7.1	8.6	(1.5)	(17.4)
Net income and comprehensive income	$22.3	$18.3	$4.0	21.9%
During the three months ended September 30, 2018, we experienced a 11.1% increase in our consolidated revenues compared to the three months ended September 30, 2017. Operating income increased $2.7 million, or 9.9%, to $29.9 million for the three months ended September 30, 2018 from $27.2 million for the same period of 2017. As a result of the following segment factors, net income increased by $4.0 million, or 21.9%, to $22.3 million for the third quarter of 2018 from $18.3 million for the same period in 2017.

Segment Operations

The results for our four reportable segments are discussed in detail in the following sections.

Interest Expense

Interest expense was $0.5 million for the three months ended September 30, 2018 compared to $0.3 million for the same period of 2017. The increase in interest expense was attributable to additional borrowings on our revolving credit facility.

Income Taxes

The combined federal and state effective tax rate for the third quarter of 2018 was 24.1% compared to a rate of 31.8% for the same period in 2017. The lower effective tax rate for the third quarter of 2018 is the result of the enactment of the Tax Cuts and Jobs Act, which lowered the statutory federal income tax rate to 21.0% from 35.0%, and the result of a $0.3 million Tennessee state job tax credit. The 2017 rate is lower than the statutory rate due to the third quarter of 2017 including an increased tax benefit from a technology credit.

Expedited LTL - Three Months Ended September 30, 2018 compared to Three Months Ended September 30, 2017

The following table sets forth the historical financial data of our Expedited LTL segment for the three months ended September 30, 2018 and 2017 (in millions):

Expedited LTL Segment Information
(In millions)
(Unaudited)

	Three months ended
	September 30,	Percent of	September 30,	Percent of		Percent
	2018	Revenue	2017	Revenue	Change	Change
			(As Adjusted)
Operating revenue	$188.5	100.0%	$165.4	100.0%	$23.1	14.0%

Operating expenses:
Purchased transportation	88.6	47.0	72.9	44.1	15.7	21.5
Salaries, wages and employee benefits	41.6	22.1	35.7	21.6	5.9	16.5
Operating leases	10.3	5.5	9.4	5.7	0.9	9.6
Depreciation and amortization	5.6	3.0	5.4	3.3	0.2	3.7
Insurance and claims	3.9	2.1	3.3	2.0	0.6	18.2
Fuel expense	1.6	0.8	0.9	0.5	0.7	77.8
Other operating expenses	13.2	7.0	14.6	8.8	(1.4)	(9.6)
Total operating expenses	164.8	87.4	142.2	86.0	22.6	15.9
Income from operations	$23.7	12.6%	$23.2	14.0%	$0.5	2.2%

Expedited LTL Operating Statistics

	Three months ended
	September 30,	September 30,	Percent
	2018	2017	Change
		(As Adjusted)

Business days	63	63	—%

Tonnage
Total pounds ¹	636,831	630,753	1.0
Pounds per day ¹	10,108	10,012	1.0

Shipments
Total shipments ¹	1,003	998	0.5
Shipments per day ¹	15.9	15.8	0.5
Total shipments with pickup and/or delivery ¹	245	246	(0.5)

Revenue per hundredweight	$26.47	$23.67	11.8
Revenue per hundredweight, ex fuel	$22.21	$21.23	4.6

Revenue per shipment	$168	$150	12.0
Revenue per shipment, ex fuel	$141	$134	5.2

Weight per shipment	635	632	0.5%

¹ - In thousands

Revenues
Expedited LTL operating revenue increased $23.1 million, or 14.0%, to $188.5 million from $165.4 million, accounting for 56.9% of consolidated operating revenue for the three months ended September 30, 2018 compared to 55.5% for the same period in 2017. The increase in Expedited LTL's revenue was due to increases in fuel surcharge revenue, Linehaul revenue, other terminal based revenues and pickup and delivery shipments. Linehaul revenue, which is the largest portion of Expedited LTL revenue, increased $5.1 million, or 4.7%, due to higher tonnage and a 3.7% increase in linehaul revenue per hundredweight, ex fuel. The increase in tonnage is due to a growing percentage of total volume from class-rated shipments and the increase in revenue per hundredweight is due to increased revenue per shipment and increased shipment size.
The $23.1 million revenue increase is also the result of a $11.8 million increase in fuel surcharge revenue largely due to rate increases to our fuel surcharges and increases in fuel prices and tonnage volumes. Other terminal based revenues, which includes dedicated local pickup and delivery services, warehousing and terminal handling, increased $3.8 million, or 23.7%, to $20.0 million in the third quarter of 2018 from $16.1 million in the same period of 2017. The increase in other terminal revenue was mainly attributable to increases in certain dedicated local pickup and delivery services.  Additionally, compared to the same period in 2017, revenue from pickup and delivery shipments attached to a linehaul shipment ("Complete") increased $2.4 million, or 9.6% which was attributable to an increase in shipping volumes in our Expedited LTL network and an increase in the attachment rate of Complete to linehaul shipments.
Purchased Transportation
Expedited LTL purchased transportation increased by $15.7 million, or 21.5%, to $88.6 million for the three months ended September 30, 2018 from $72.9 million for the three months ended September 30, 2017. As a percentage of segment operating revenue, Expedited LTL purchased transportation was 47.0% during the three months ended September 30, 2018 compared to 44.1% for the same period in 2017. The increase is mostly due to an increase in Expedited LTL cost per mile as a result of increased utilization of third party transportation providers, which are more costly than owner-operators. The increase as a percentage of revenue is also due to increased Complete and dedicated pickup and delivery volumes, as their portion of revenue mix increased. Complete and pickup and delivery have higher purchased transportation as a higher percentage of revenue than linehaul.
Salaries, Wages, and Benefits
Expedited LTL salaries, wages and employee benefits increased $5.9 million, or 16.5%, to $41.6 million in the third quarter of 2018 from $35.7 million for the same period in 2017.  Salaries, wages and employee benefits were 22.1% of Expedited LTL’s operating revenue in the third quarter of 2018 compared to 21.6% for the same period of 2017.  The increase in salaries, wages and employee benefits as a percentage of revenue was primarily attributable to a 0.5% increase as a percentage of revenue in Company-employed drivers to service linehaul and local pickup and delivery services.
Operating Leases
Expedited LTL operating leases increased $0.9 million, or 9.6%, to $10.3 million for the three months ended September 30, 2018 from $9.4 million for the same period in 2017.  Operating leases were 5.5% of Expedited LTL operating revenue for the three months ended September 30, 2018 compared to 5.7% for the same period of 2017. The increase in cost is due to a $1.2 million increase in tractor rentals and leases to correspond with the increase in Company-employed driver usage mentioned above partly offset by a decrease in trailer rentals and leases, as prior year rentals and leases were replaced with purchased units.
Depreciation and Amortization
Expedited LTL depreciation and amortization increased $0.2 million, or 3.7%, to $5.6 million in the third quarter of 2018 from $5.4 million in the same period of 2017.  Depreciation and amortization expense as a percentage of Expedited LTL operating revenue was 3.0% in the third quarter of 2018 compared to 3.3% in the same period of 2017.  The decrease as a percentage of revenue was due to lower amortization expenses partly offset by the purchase of new trailers since the third quarter of 2017. The lower amortization expense is due to the completion of the useful life for an acquired customer relationship.
Insurance and Claims
Expedited LTL insurance and claims expense increased $0.6 million, or 18.2%, to $3.9 million for the three months ended September 30, 2018 from $3.3 million for the same period of 2017.  Insurance and claims was 2.1% of operating revenue for the three months ended September 30, 2018 compared to 2.0% in the same period of 2017. The increase was attributable to an increase in vehicle liability premiums and vehicle claim reserves. See additional discussion over the consolidated increase in self-insurance reserves related to vehicle claims in the "Other operations" section below.

Fuel Expense
Expedited LTL fuel expense increased $0.7 million, or 77.8%, to $1.6 million for the third quarter of 2018 from $0.9 million in the same period of 2017.  Fuel expenses were 0.8% of Expedited LTL operating revenue in the third quarter of 2018 compared to 0.5% in the same period of 2017.  Expedited LTL fuel expenses increased due to higher Company-employed driver miles and higher year-over-year fuel prices.
Other Operating Expenses
Expedited LTL other operating expenses decreased $1.4 million, or 9.6%, to $13.2 million during the three months ended September 30, 2018 from $14.6 million in the same period of 2017.  Other operating expenses were 7.0% of Expedited LTL operating revenue in the third quarter of 2018 compared to 8.8% in the same period of 2017. Other operating expenses includes equipment maintenance, terminal and office expenses, professional fees and other over-the-road costs. The decrease in total dollars and as a percentage of revenue was primarily attributable to the third quarter of 2018 including a recovery of a previously reserved receivable, while the third quarter of 2017 included an increase in receivables allowance. The decrease as a percentage of revenue was also due to the increase in fuel revenue, which has no corresponding costs in other operating expenses.
Income from Operations
Expedited LTL income from operations increased by $0.5 million, or 2.2%, to $23.7 million for the third quarter of 2018 compared to $23.2 million for the same period in 2017.  Income from operations as a percentage of Expedited LTL operating revenue was 12.6% for the three months ended September 30, 2018 compared with 14.0% in the same period of 2017. The increase in income from operations was due to increases in revenue due to higher tonnage, higher fuel surcharge and higher pickup and delivery revenue. These improvements were mostly offset by increased utilization of third party transportation providers, which caused the deterioration in income from operations as a percentage of revenue.

Truckload Premium Services - Three Months Ended September 30, 2018 compared to Three Months Ended September 30, 2017

The following table sets forth our historical financial data of the Truckload Premium Services segment for the three months ended September 30, 2018 and 2017 (in millions):

Truckload Premium Services Segment Information
(In millions)
(Unaudited)

	Three months ended
	September 30,	Percent of	September 30,	Percent of		Percent
	2018	Revenue	2017	Revenue	Change	Change
			(As Adjusted)
Operating revenue	$47.9	100.0%	$51.5	100.0%	$(3.6)	(7.0)%

Operating expenses:
Purchased transportation	35.8	74.7	39.5	76.7	(3.7)	(9.4)
Salaries, wages and employee benefits	4.7	9.8	5.0	9.7	(0.3)	(6.0)
Operating leases	0.1	0.2	0.3	0.6	(0.2)	(66.7)
Depreciation and amortization	1.5	3.1	1.6	3.1	(0.1)	(6.3)
Insurance and claims	1.2	2.5	2.0	3.9	(0.8)	(40.0)
Fuel expense	0.7	1.5	0.8	1.6	(0.1)	(12.5)
Other operating expenses	2.2	4.6	2.2	4.3	—	—
Total operating expenses	46.2	96.5	51.4	99.8	(5.2)	(10.1)
Income from operations	$1.7	3.5%	$0.1	0.2%	$1.6	1,600.0%

Truckload Premium Services Operating Statistics

	Three months ended
	September 30,	September 30,	Percent
	2018	2017	Change
		(As Adjusted)

Total Miles ¹	19,197	24,714	(22.3)%
Empty Miles Percentage	8.5%	9.6%	(11.5)
Tractors (avg)	291	378	(23.0)
Miles per tractor per week [2]	2,317	2,823	(17.9)

Revenue per mile	$2.37	$2.01	17.9
Cost per mile	$1.88	$1.66	13.3%

¹ - In thousands
[2] - Calculated using Company driver and owner operator miles

Revenues

TLS revenue decreased $3.6 million, or 7.0%, to $47.9 million in the third quarter of 2018 from $51.5 million in the third quarter of 2017.  TLS revenue decreased due to a 22.3% decrease in overall miles mostly offset by a 17.9% increase in average revenue per mile. The decrease in overall miles was due to deliberate shedding of lower margin business as well as reduced fleet capacity compared to the third quarter of last year. The increased revenue per mile was primarily driven by rate increases to existing customers and, to a lesser extent, the aforementioned shedding of lower margin business.

Purchased Transportation

TLS purchased transportation costs decreased $3.7 million, or 9.4%, to $35.8 million for the three months ended September 30, 2018 from $39.5 million for the same period in 2017. For the three months ended September 30, 2018, purchased transportation costs represented 74.7% of revenue compared to 76.7% for the same period in 2017.  TLS purchased transportation includes owner operators and third party carriers, while company-employed drivers are included in salaries, wages and benefits. The decrease in purchased transportation was attributable to an 22.3% decrease in miles driven by owner operators and third party carriers partly offset by a 14.1% increase in cost per mile during the three months ended September 30, 2018 compared to the same period in 2017. The decrease in purchased transportation miles was attributable to the revenue activity discussed above. The increase in cost per mile was due to higher utilization of third party carriers, which are more costly than owner operators. Purchased transportation decreased as a percentage of revenue due to operational purchasing disciplines with third party carriers and the revenue rate increases mentioned above.

Salaries, Wages, and Benefits

TLS salaries, wages and employee benefits decreased by $0.3 million, or 6.0%, to $4.7 million in the third quarter of 2018 from $5.0 million in the same period of 2017.  Salaries, wages and employee benefits were 9.8% of TLS’s operating revenue in the third quarter of 2018 compared to 9.7% for the same period in 2017.  The slight decrease in salaries, wages and employee benefits as a percentage of revenue was mostly attributable to a decrease in Company-employed driver pay due to a decrease in miles driven partly offset by an increase in employee incentives and share-based compensation.
Operating Leases
TLS operating leases decreased $0.2 million to $0.1 million for the third quarter of 2018 from $0.3 million for the same period in 2017.  Operating leases were 0.2% of TLS operating revenue for the third quarter of 2018 compared to 0.6% for the same period in 2017. The decrease was due to a decrease in trailer rentals, as TLS utilized more purchased trailers in third quarter of 2018 compared to the same period in 2017.
Depreciation and Amortization

TLS depreciation and amortization decreased $0.1 million, or 6.3%, to $1.5 million in the third quarter of 2018 from $1.6 million for the same period in 2017.  Depreciation and amortization expense as a percentage of TLS operating revenue was consistent at 3.1% in the third quarter of 2018 and 2017.  Depreciation and amortization is comprised mostly of Company-owned trailers and tractors.
Insurance and Claims

TLS insurance and claims expense decreased $0.8 million, or 40.0%, to $1.2 million for the three months ended September 30, 2018 from $2.0 million for the same period of 2017.  Insurance and claims were 2.5% of operating revenue for the three months ended September 30, 2018 compared to 3.9% in the same period of 2017. The decrease was due to lower vehicle claims reserves partly offset by higher vehicle insurance premiums. At a consolidated level, vehicle claims reserves increased; see discussion in the "Other operations" section below.
Fuel Expense

TLS fuel expense decreased $0.1 million, or 12.5%, to $0.7 million for the third quarter of 2018 from $0.8 million for the same period of 2017.  Fuel expense as a percentage of TLS operating revenue was 1.5% in the third quarter of 2018 compared to 1.6% for the same period of 2017. The decrease was attributable to a decrease in Company-employed driver miles, mostly offset by an increase in year-over-year fuel prices.
Other Operating Expenses

TLS other operating expenses were $2.2 million for the three months ended September 30, 2018 and 2017.  Other operating expenses were 4.6% of TLS operating revenue in the third quarter of 2018 compared to 4.3% for the same period of 2017.  Other operating expenses includes equipment maintenance, terminal and office expenses, professional fees and other costs of transiting shipments. The increase was mostly due to increased driver recruiting costs compared to the same period of 2017.

Income from Operations
TLS income from operations increased by $1.6 million to $1.7 million during the third quarter of 2018 from $0.1 million for the same period in 2017. The improvement in income from operations was due to rate increases and higher fuel surcharges to existing customers, the shedding of lower margin business and lower vehicle claims reserves.

Pool Distribution - Three Months Ended September 30, 2018 compared to Three Months Ended September 30, 2017

The following table sets forth the historical financial data of our Pool Distribution segment for the three months ended September 30, 2018 and 2017 (in millions):

Pool Distribution Segment Information
(In millions)
(Unaudited)

	Three months ended
	September 30,	Percent of	September 30,	Percent of		Percent
	2018	Revenue	2017	Revenue	Change	Change
			(As Adjusted)
Operating revenue	$47.3	100.0%	$40.2	100.0%	$7.1	17.7%

Operating expenses:
Purchased transportation	14.3	30.2	11.4	28.4	2.9	25.4
Salaries, wages and employee benefits	17.5	37.0	15.3	38.1	2.2	14.4
Operating leases	4.2	8.9	3.3	8.2	0.9	27.3
Depreciation and amortization	1.7	3.6	1.7	4.2	—	—
Insurance and claims	1.3	2.7	1.1	2.8	0.2	18.2
Fuel expense	1.6	3.4	1.3	3.2	0.3	23.1
Other operating expenses	6.0	12.7	5.4	13.4	0.6	11.1
Total operating expenses	46.6	98.5	39.5	98.3	7.1	18.0
Income from operations	$0.7	1.5%	$0.7	1.7%	$—	—%

Pool Operating Statistics

	Three months ended
	September 30,	September 30,	Percent
	2018	2017	Change
		(As Adjusted)

Cartons¹	22,218	19,256	15.4%
Revenue per Carton	$2.13	$2.09	1.9%
Terminals	28	28	—%

¹ In thousands

Revenues

Pool Distribution ("Pool") operating revenue increased $7.1 million, or 17.7%, to $47.3 million for the three months ended September 30, 2018 from $40.2 million for the same period in 2017.  The increase was due to rate increases and increased volumes from existing customers and lanes and new business wins.
Purchased Transportation

Pool purchased transportation increased $2.9 million, or 25.4%, to $14.3 million for the three months ended September 30, 2018 compared to $11.4 million for the same period of 2017.  Pool purchased transportation as a percentage of revenue was 30.2% for the three months ended September 30, 2018 compared to 28.4% for the same period of 2017.  The increase in Pool purchased transportation as a percentage of revenue was attributable to increased rates charged by, and increased utilization of, third party carriers.
Salaries, Wages, and Benefits

Pool salaries, wages and employee benefits increased $2.2 million, or 14.4%, to $17.5 million for the three months ended September 30, 2018 compared to $15.3 million for the same period of 2017.  As a percentage of Pool operating revenue, salaries, wages and benefits decreased to 37.0% for the three months ended September 30, 2018 compared to 38.1% for the same period in 2017.   The decrease in salaries, wages and benefits as a percentage of revenue was the result of decreases in employee incentives, group health insurance costs and administrative salaries, wages and benefits partly offset by increased dock pay. Dock pay deteriorated as a percentage of revenue as increasing revenue volumes required the use of more costly contract labor.
Operating Leases

Pool operating leases increased $0.9 million, or 27.3%, to $4.2 million for the three months ended September 30, 2018 compared to $3.3 million for the same period of 2017.  Operating leases were 8.9% of Pool operating revenue for the three months ended September 30, 2018 compared with 8.2% in the same period of 2017.  Operating leases increased as a percentage of revenue due to increases in tractor leases for the additional revenue discussed above and the use of leased tractors to replace old purchased equipment.
Depreciation and Amortization

Pool depreciation and amortization was $1.7 million for the three months ended September 30, 2018 and 2017. Depreciation and amortization expense as a percentage of Pool operating revenue was 3.6% in the third quarter of 2018 compared to 4.2% in the same period of 2017. The decrease in Pool depreciation and amortization as a percentage of revenue was due to the increase in leased equipment mentioned above instead of purchased equipment.
Insurance and Claims

Pool insurance and claims expense increased $0.2 million, or 18.2%, to $1.3 million for the three months ended September 30, 2018 from $1.1 million for the same period of 2017.  Insurance and claims were 2.7% of operating revenue for the three months ended September 30, 2018 compared to 2.8% in the same period of 2017. The decrease as a percentage of revenue was due to a decrease in claims and claims-related fees. At a consolidated level, vehicle claims reserves increased; see discussion in the "Other operations" section below.
Fuel Expense

Pool fuel expense increased $0.3 million, or 23.1%, to $1.6 million for the third quarter of 2018 from $1.3 million in the same period of 2017.  Fuel expenses were 3.4% of Pool operating revenue in the third quarter of 2018 compared to 3.2% for the same period of 2017.  Pool fuel expenses increased due to an increase in year-over-year fuel prices and higher revenue volumes.
Other Operating Expenses

Pool other operating expenses increased $0.6 million, or 11.1%, to $6.0 million for the three months ended September 30, 2018 from $5.4 million in the same period of 2017.  Pool other operating expenses as a percentage of revenue for the third quarter of 2018 were 12.7% compared to 13.4% for the same period of 2017.  Other operating expenses includes equipment maintenance, terminal and office expenses, professional fees and other over-the-road costs.  As a percentage of revenue the decrease was primarily attributable to a 0.6% decrease in equipment maintenance costs as a percentage of revenue due to the increased usage of leased equipment instead of purchased equipment.
Income from Operations

Pool income from operations was $0.7 million for the third quarter of 2018 and 2017.  Income from operations as a percentage of Pool operating revenue was 1.5% for the three months ended September 30, 2018 compared to 1.7% for the same period of 2017.  The deterioration in Pool operating income as a percentage of revenue was primarily the result of increased utilization of and higher rates charged by third party carriers and increasing revenue volumes required the use of more costly contract labor. These decreases were partly offset by current year revenue rate increases.

Intermodal - Three Months Ended September 30, 2018 compared to Three Months Ended September 30, 2017

The following table sets forth the historical financial data of our Intermodal segment for the three months ended September 30, 2018 and 2017 (in millions):

Intermodal Segment Information
(In millions)
(Unaudited)

	Three months ended
	September 30,	Percent of	September 30,	Percent of		Percent
	2018	Revenue	2017	Revenue	Change	Change
			(As Adjusted)
Operating revenue	$50.5	100.0%	$44.2	100.0%	$6.3	14.3%

Operating expenses:
Purchased transportation	19.3	38.2	19.1	43.2	0.2	1.0
Salaries, wages and employee benefits	10.9	21.6	9.0	20.4	1.9	21.1
Operating leases	4.0	7.9	3.8	8.6	0.2	5.3
Depreciation and amortization	1.5	3.0	1.7	3.8	(0.2)	(11.8)
Insurance and claims	1.4	2.8	1.2	2.7	0.2	16.7
Fuel expense	1.6	3.2	1.1	2.5	0.5	45.5
Other operating expenses	4.5	8.9	4.5	10.2	—	—
Total operating expenses	43.2	85.5	40.4	91.4	2.8	6.9
Income from operations	$7.3	14.5%	$3.8	8.6%	$3.5	92.1%

Intermodal Operating Statistics

	Three months ended
	September 30,	September 30,	Percent
	2018	2017	Change
		(As Adjusted)

Drayage shipments	75,981	72,476	4.8%
Drayage revenue per Shipment	$574	$535	7.3%
Number of Locations	$19	$19	—%

Revenues

Intermodal operating revenue increased $6.3 million, or 14.3%, to $50.5 million for the three months ended September 30, 2018 from $44.2 million for the same period in 2017.  The increases in operating revenue were primarily attributable to the impact of increased fuel surcharges and increased rental and storage revenues.

Purchased Transportation

Intermodal purchased transportation increased $0.2 million, or 1.0%, to $19.3 million for the three months ended September 30, 2018 from $19.1 million for the same period in 2017.  Intermodal purchased transportation as a percentage of revenue was 38.2% for the three months ended September 30, 2018 compared to 43.2% for the three months ended September 30, 2017.  The decrease in Intermodal purchased transportation as a percentage of revenue was attributable to a change in revenue mix, as Intermodal increased revenue lines that did not require the use of purchased transportation and increased utilization of Company-employed drivers compared to the same period in 2017.

Salaries, Wages, and Benefits

Intermodal salaries, wages and employee benefits increased $1.9 million, or 21.1%, to $10.9 million for the three months ended September 30, 2018 compared to $9.0 million for the three months ended September 30, 2017.  As a percentage of Intermodal operating revenue, salaries, wages and benefits increased to 21.6% for the three months ended September 30, 2018 compared to 20.4% for the same period in 2017. The increase in salaries, wages and employee benefits as a percentage of revenue was attributable to higher employee incentive and share-based compensation, increased utilization of Company-employed drivers and increased dock pay. These increases were partly offset by lower workers' compensation and health insurance costs and administrative salaries, wages and benefits as a percentage of revenue.

Operating Leases

Intermodal operating leases increased $0.2 million, or 5.3%, to $4.0 million for the three months ended September 30, 2018 compared to $3.8 million for the same period of 2017.  Operating leases were 7.9% of Intermodal operating revenue for the three months ended September 30, 2018 compared with 8.6% in the same period of 2017.  Operating leases decreased as a percentage of revenue due to moderate increases to trailer rental charges while other revenue not requiring trailer rentals increased at a faster pace. Additional decreases as a percentage of revenue was due to flat office and facility rent while revenue increased. These decreases were partially offset by increased tractor rentals to handle increased revenue.

Depreciation and Amortization

Intermodal depreciation and amortization decreased $0.2 million, or 11.8%, to $1.5 million for the three months ended September 30, 2018 from $1.7 million for the same period in 2017. Depreciation and amortization expense as a percentage of Intermodal operating revenue was 3.0% in the third quarter of 2018 compared to 3.8% in the same period of 2017. The decrease in depreciation and amortization as a percentage of revenue was due to the use of equipment rentals mentioned above instead of purchased equipment.

Insurance and Claims

Intermodal insurance and claims increased $0.2 million, or 16.7%, to $1.4 million for the three months ended September 30, 2018 from $1.2 million for the same period in 2017. Intermodal insurance and claims were 2.8% of operating revenue for the three months ended September 30, 2018 compared with 2.7% for the same period in 2017. The increase in Intermodal insurance and claims as a percentage of revenue was attributable to an increase in vehicle claims reserves. See additional discussion over the consolidated increase in self-insurance reserves related to vehicle claims in the "Other operations" section below.

Fuel Expense

Intermodal fuel expense increased $0.5 million, or 45.5%, to $1.6 million for the third quarter of 2018 from $1.1 million in the same period of 2017.  Fuel expenses were 3.2% of Intermodal operating revenue in the third quarter of 2018 compared with 2.5% for the same period of 2017.  Intermodal fuel expenses increased due to higher year-over-year fuel prices and increased Company-employed driver activity.
Other Operating Expenses
Intermodal other operating expenses were $4.5 million for the three months ended September 30, 2018 and 2017.  Intermodal other operating expenses for the third quarter of 2018 were 8.9% compared to 10.2% for the same period of 2017.  The decrease in Intermodal other operating expenses as a percentage of revenue was due mostly to a $0.5 million reduction in the earn-out liability for the Atlantic acquisition.
Income from Operations
Intermodal’s income from operations increased by $3.5 million, or 92.1%, to $7.3 million for the third quarter of 2018 compared with $3.8 million for the same period in 2017.  Income from operations as a percentage of Intermodal operating revenue was 14.5% for the three months ended September 30, 2018 compared to 8.6% in the same period of 2017.  The increase in operating income in total dollars and as a percentage of revenue was primarily attributable to the increase in high-margin storage and fuel revenues and a reduction of the estimated earn-out liability for the Atlantic acquisition.

Other Operations - Three Months Ended September 30, 2018 compared to Three Months Ended September 30, 2017

Other operating activity declined from a $0.6 million operating loss during the three months ended September 30, 2017 to a $3.5 million operating loss during the three months ended September 30, 2018. The $3.5 million operating loss for the three months ended September 30, 2018 is primarily due to a $1.4 million increase in self-insurance reserves related to existing vehicular claims and $0.6 in self insurance reserves resulting from analysis of our workers' compensation claims. The loss was also attributable to $1.1 million in costs related to the CEO transition.

The $0.6 million operating loss included in other operations and corporate activities for the three months ended September 30, 2017 was due to increased claims activity during 2017 resulting in increases to our loss development factors for workers' compensation and vehicle claims.

Results from Operations
The following table sets forth our consolidated historical financial data for the nine months ended September 30, 2018 and 2017 (in millions):

	Nine months ended September 30
	2018	2017	Change	Percent Change
		(As Adjusted)
Operating revenue:
Expedited LTL	$551.3	$474.6	$76.7	16.2%
Truckload Premium Services	143.0	149.0	(6.0)	(4.0)
Pool Distribution	133.3	116.8	16.5	14.1
Intermodal	148.3	110.3	38.0	34.5
Eliminations and other operations	(11.6)	(6.5)	(5.1)	78.5
Operating revenue	964.3	844.2	120.1	14.2
Operating expenses:
Purchased transportation	450.8	389.1	61.7	15.9
Salaries, wages, and employee benefits	217.7	192.3	25.4	13.2
Operating leases	54.6	47.2	7.4	15.7
Depreciation and amortization	31.4	30.6	0.8	2.6
Insurance and claims	26.4	21.4	5.0	23.4
Fuel expense	16.8	11.4	5.4	47.4
Other operating expenses	79.6	71.3	8.3	11.6
Total operating expenses	877.3	763.3	114.0	14.9
Income (loss) from operations:
Expedited LTL	71.0	65.2	5.8	8.9
Truckload Premium Services	3.4	3.7	(0.3)	(8.1)
Pool Distribution	3.7	3.7	—	—
Intermodal	16.3	9.5	6.8	71.6
Other operations	(7.4)	(1.2)	(6.2)	516.7
Income from operations	87.0	80.9	6.1	7.5
Other expense:
Interest expense	(1.3)	(0.8)	(0.5)	62.5
Total other expense	(1.3)	(0.8)	(0.5)	62.5
Income before income taxes	85.7	80.1	5.6	7.0
Income tax expense	21.3	27.5	(6.2)	(22.5)
Net income and comprehensive income	$64.4	$52.6	$11.8	22.4%

Expedited LTL - Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017

The following table sets forth our historical financial data of the Expedited LTL segment for the nine months ended September 30, 2018 and 2017 (in millions):

Expedited LTL Segment Information
(In millions)
(Unaudited)

	Nine months ended
	September 30,	Percent of	September 30,	Percent of		Percent
	2018	Revenue	2017	Revenue	Change	Change
			(As Adjusted)
Operating revenue	$551.3	100.0%	$474.6	100.0%	$76.7	16.2%

Operating expenses:
Purchased transportation	257.5	46.7	205.0	43.2	52.5	25.6
Salaries, wages and employee benefits	120.6	21.9	107.6	22.7	13.0	12.1
Operating leases	30.4	5.5	27.6	5.8	2.8	10.1
Depreciation and amortization	16.7	3.0	16.5	3.5	0.2	1.2
Insurance and claims	10.7	1.9	10.3	2.2	0.4	3.9
Fuel expense	4.4	0.8	2.7	0.6	1.7	63.0
Other operating expenses	40.0	7.3	39.7	8.4	0.3	0.8
Total operating expenses	480.3	87.1	409.4	86.3	70.9	17.3
Income from operations	$71.0	12.9%	$65.2	13.7%	$5.8	8.9%

Expedited LTL Operating Statistics

	Nine months ended
	September 30,	September 30,	Percent
	2018	2017	Change
		(As Adjusted)

Business days	191	191	—%

Tonnage
Total pounds ¹	1,913,782	1,811,751	5.6
Pounds per day ¹	10,020	9,486	5.6

Shipments
Total shipments ¹	3,069	2,912	5.4
Shipments per day ¹	16.1	15.2	5.4
Total shipments with pickup and/or delivery ¹	743	700	6.1

Revenue per hundredweight	$25.84	$23.78	8.7
Revenue per hundredweight, ex fuel	$21.90	$21.30	2.8

Revenue per shipment	$161	148	8.8%
Revenue per shipment, ex fuel	$137	$133	3.0%

Weight per shipment	624	622	0.3%

¹ - In thousands
Revenues
Expedited LTL operating revenue increased $76.7 million, or 16.2%, to $551.3 million from $474.6 million, accounting for 57.2% of consolidated operating revenue for the nine months ended September 30, 2018 compared to 56.2% for the same period in 2017. The increase in Expedited LTL's revenue was due to increases in fuel surcharge revenue, Linehaul revenue, other terminal based revenues and pickup and delivery shipments. Linehaul revenue, which is the largest portion of Expedited LTL revenue, increased $22.0 million, or 7.0%, due to higher tonnage and and a 1.3% increase in linehaul revenue per hundredweight, ex fuel. The increase in tonnage was due to a growing percentage of total volume from class-rated shipments and the increase in revenue per hundredweight was due to increased shipment size and revenue per shipment.

The $76.7 million revenue increase was also the result of a $30.4 million increase in fuel surcharge revenue largely due to rate increases to our fuel surcharges and increases in fuel prices and tonnage volumes.  Other terminal based revenues, which includes dedicated local pickup and delivery services, warehousing and terminal handling, increased $13.1 million, or 30.0%, to $56.9 million in the nine months ended September 30, 2018 from $43.8 million in the same period of 2017. The increase in other terminal revenue was mainly attributable to increases in certain dedicated local pickup and delivery revenues. Additionally, compared to the same period in 2017, Complete revenue increased $11.2 million, or 15.9% which was attributable to an increase in shipping volumes in our Expedited LTL network. Other terminal based revenues, which includes dedicated local pickup and delivery services, warehousing and terminal handling, increased $13.1 million, or 30.0%, to $56.9 million in the nine months ended September 30, 2018 from $43.8 million in the same period of 2017. The increase in other terminal revenue was mainly attributable to increases in certain dedicated local pickup and delivery revenues.
Purchased Transportation
Expedited LTL purchased transportation increased by $52.5 million, or 25.6%, to $257.5 million for the nine months ended September 30, 2018 from $205.0 million for the nine months ended September 30, 2017. As a percentage of segment operating revenue, LTL purchased transportation was 46.7% during the nine months ended September 30, 2018 compared to 43.2% for the same period in 2017. The increase is mostly due to an increase in Expedited LTL cost per mile as a result of increased utilization of third party transportation providers, which are more costly than owner-operators. The increase as a percentage of revenue is also due to increased Complete and dedicated pickup and delivery volumes, as their portion of revenue mix increased. Complete and pickup and delivery have higher purchased transportation as a higher percentage of revenue than linehaul.
Salaries, Wages, and Benefits
Expedited LTL salaries, wages and employee benefits of LTL increased by $13.0 million, or 12.1%, to $120.6 million for the nine months ended September 30, 2018 from $107.6 million in the same period of 2017. Salaries, wages and employee benefits were 21.9% of LTL’s operating revenue for the nine months ended September 30, 2018 compared to 22.7% for the same period of 2017.    The decrease in salaries, wages and employee benefits as a percentage of revenue was primarily attributable to a 0.5% decrease in health insurance costs as a percentage of revenue and a 0.4% decrease in Expedited LTL terminal and management salaries as a percentage of revenue. The decrease in salaries as a percentage of revenue is the impact of additional revenue on fixed salaries and improved operating efficiencies. These decreases were slightly offset by increased use of Company-employed drivers for linehaul and local pickup and delivery services.
Operating Leases
Expedited LTL operating leases increased $2.8 million, or 10.1%, to $30.4 million for the nine months ended September 30, 2018 from $27.6 million for the same period in 2017.  Operating leases were 5.5% of LTL operating revenue for the nine months ended September 30, 2018 compared to 5.8% for the same period in 2017. The increase in cost is due to a $2.7 million increase in tractor rentals and leases and $1.2 million of additional facility lease expenses partly offset by a $1.1 million decrease in trailer leases and equipment rentals. Tractor leases increased due to the increased usage of Company-employed drivers mentioned above and facility leases increased due to the expansion of certain facilities. Trailer leases and equipment rentals decreased due to prior year rentals and leases that were replaced with purchased units.
Depreciation and Amortization
Expedited LTL depreciation and amortization increased $0.2 million, or 1.2%, to $16.7 million for the nine months ended September 30, 2018 from $16.5 million for the same period in 2017.  Depreciation and amortization expense as a percentage of LTL operating revenue was 3.0% in the nine months ended September 30, 2018 compared to 3.5% in the same period of 2017.  The decrease as a percentage of revenue was due to lower amortization expenses partly offset by the purchase of new trailers since the third quarter of 2017. The lower amortization expense was due to the completion of the useful life for an acquired customer relationship.
Insurance and Claims
Expedited LTL insurance and claims expense increased $0.4 million, or 3.9%, to $10.7 million for the nine months ended September 30, 2018 from $10.3 million for the nine months ended September 30, 2017.  Insurance and claims was 1.9% of operating revenue for the nine months ended September 30, 2018 compared to 2.2% for the same period of 2017. The decrease as a percentage of revenue was attributable to lower vehicle claim reserves and insurance premiums. At a consolidated level, vehicle claims reserves increased; see discussion in the "Other operations" section below.
Fuel Expense
Expedited LTL fuel expense increased $1.7 million, or 63.0%, to $4.4 million for the nine months ended September 30, 2018 from $2.7 million in the same period of 2017.  Fuel expenses were 0.8% of LTL operating revenue for the nine months ended September 30, 2018 compared to 0.6% for the same period of 2017.  LTL fuel expenses increased due to higher year-over-year fuel prices and increased Company-employed driver miles.
Other Operating Expenses
Expedited LTL other operating expenses increased $0.3 million, or 0.8%, to $40.0 million for the nine months ended September 30, 2018 from $39.7 million in the same period of 2017.  Other operating expenses were 7.3% of LTL operating revenue in the nine months ended September 30, 2018 compared to 8.4% in the same period of 2017. Other operating expenses includes equipment maintenance, terminal and office expenses, professional fees and other over-the-road costs. The decrease as percentage of revenue was primarily the result of lower owner operator costs and lower maintenance due to the increased utilization of brokered transportation mentioned above. Additional decrease as a percentage of revenue was due to the nine months ended September 30, 2018 including a recovery of a previously reserved receivable, while the same period of 2017 included an increase in receivables allowance. These improvements were partly offset as the prior year included a reduction in legal fees associated with indemnification funds received related to the Towne acquisition.
Income from Operations
Expedited LTL income from operations increased by $5.8 million, or 8.9%, to $71.0 million for the nine months ended September 30, 2018 compared to $65.2 million for the same period in 2017.  Income from operations as a percentage of LTL operating revenue was 12.9% for the nine months ended September 30, 2018 compared with 13.7% in the same period of 2017. The increase in income from operations was due to increases in revenue due to higher tonnage, higher fuel surcharge and higher pickup and delivery revenue. These improvements were mostly offset by increased utilization of third party transportation providers, which caused the deterioration in income from operations as a percentage of revenue.

Truckload Premium Services - Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017

The following table sets forth our historical financial data of the Truckload Premium Services segment for the nine months ended September 30, 2018 and 2017 (in millions):

Truckload Premium Services Segment Information
(In millions)
(Unaudited)

	Nine months ended
	September 30,	Percent of	September 30,	Percent of		Percent
	2018	Revenue	2017	Revenue	Change	Change
			(As Adjusted)
Operating revenue	$143.0	100.0%	$149.0	100.0%	$(6.0)	(4.0)%

Operating expenses:
Purchased transportation	107.6	75.2	111.9	75.1	(4.3)	(3.8)
Salaries, wages and employee benefits	14.5	10.1	15.2	10.2	(0.7)	(4.6)
Operating leases	0.4	0.3	0.6	0.4	(0.2)	(33.3)
Depreciation and amortization	4.8	3.4	4.7	3.2	0.1	2.1
Insurance and claims	3.2	2.2	4.3	2.9	(1.1)	(25.6)
Fuel expense	2.5	1.7	2.3	1.5	0.2	8.7
Other operating expenses	6.6	4.6	6.3	4.2	0.3	4.8
Total operating expenses	139.6	97.6	145.3	97.5	(5.7)	(3.9)
Income (loss) from operations	$3.4	2.4%	$3.7	2.5%	$(0.3)	(8.1)%

Truckload Premium Services Operating Statistics

	Nine months ended
	September 30,	September 30,	Percent
	2018	2017	Change
		(As Adjusted)

Total Miles ¹	59,404	72,011	(17.5)%
Empty Miles Percentage	9.2%	9.9%	(7.1)
Tractors (avg)	315	397	(20.7)
Miles per tractor per week [2]	2,275	2,733	(16.8)

Revenue per mile	$2.29	$2.01	13.9
Cost per mile	$1.85	$1.63	13.5%

¹ - In thousands
[2] - Calculated using Company driver and owner operator miles

Revenues

TLS revenue decreased $6.0 million, or 4.0%, to $143.0 million for the nine months ended September 30, 2018 from $149.0 million in the same period of 2017.  TLS revenue decreased due to a 17.5% decrease in overall miles mostly offset by a 13.9% increase in average revenue per mile. The decrease in overall miles was due to deliberate shedding of lower margin business as well as reduced fleet capacity versus the prior year period. The increased revenue per mile was primarily driven by rate increases to existing customers, higher fuel surcharges and, to a lesser extent, the aforementioned shedding of lower margin business.

Purchased Transportation

TLS purchased transportation costs decreased $4.3 million, or 3.8%, to $107.6 million for the nine months ended September 30, 2018 from $111.9 million for the nine months ended September 30, 2017. For the nine months ended September 30, 2018, TLS purchased transportation costs represented 75.2% of TLS revenue compared to 75.1% for the same period in 2017.  TLS purchased transportation includes owner operators and third party carriers, while company-employed drivers are included in salaries, wages and benefits. The decrease in purchased transportation was attributable to an 18.1% decrease in purchased transportation miles mostly offset by a 14.6% increase in cost per mile during the nine months ended September 30, 2018 compared to the same period in 2017. The decrease in TLS purchased transportation miles was attributable to the revenue activity discussed above. The increase in cost per mile was due to increased utilization of third party carriers, which are more costly than owner operators. This increased utilization of third party carriers also led to the increase in purchased transportation as a percentage of revenue.
Salaries, Wages, and Benefits

TLS salaries, wages and employee benefits decreased by $0.7 million, or 4.6%, to $14.5 million for the nine months ended September 30, 2018 from $15.2 million in the same period of 2017.  Salaries, wages and employee benefits were 10.1% of TLS’s operating revenue in the nine months ended September 30, 2018 compared to 10.2% for the same period of 2017.  The slight decrease in salaries, wages and employee benefits as a percentage of revenue was mostly attributable to a decrease in Company-employed driver miles partly offset by an increase in share-based compensation.
Operating Leases
TLS operating leases decreased $0.2 million, or 33.3%, to $0.4 million for the nine months ended September 30, 2018 from $0.6 million for the same period in 2017.  Operating leases were 0.3% of TLS operating revenue for the nine months ended September 30, 2018 compared to 0.4% for the same period in 2017. The decrease was due to a decrease in trailer rentals, as TLS utilized purchased trailers in third quarter of 2018 compared to rentals in the same period in 2017.
Depreciation and Amortization

TLS depreciation and amortization increased $0.1 million, or 2.1%, to $4.8 million for the nine months ended September 30, 2018 from $4.7 million in the same period of 2017.  Depreciation and amortization expense as a percentage of TLS operating revenue was 3.4% in the nine months ended September 30, 2018 compared to 3.2% in the same period of 2017.  The increase was due to increased trailer depreciation on trailers purchased since the third quarter of 2017 partly offset by lower amortization expense. The lower amortization expense is due to the completion of the useful life for an acquired customer relationship.
Insurance and Claims

TLS insurance and claims expense decreased $1.1 million, or 25.6%, to $3.2 million for the nine months ended September 30, 2018 from $4.3 million for the nine months ended September 30, 2017.  Insurance and claims were 2.2% of operating revenue for the nine months ended September 30, 2018 compared to 2.9% in the same period of 2017. The decrease was due to lower vehicle claims reserves. At a consolidated level, vehicle claims reserves increased; see discussion in the "Other operations" section below.
Fuel Expense

TLS fuel expense increased $0.2 million, or 8.7%, to $2.5 million for the nine months ended September 30, 2018 from $2.3 million for the same period of 2017.  Fuel expense as a percentage of TLS operating revenue was 1.7% for the nine months ended September 30, 2018 compared to 1.5% in the same period of 2017. The increase as a percentage of revenue was mostly attributable to higher year-over-year fuel prices.
Other Operating Expenses

TLS other operating expenses increased $0.3 million, or 4.8%, to $6.6 million for the nine months ended September 30, 2018 from $6.3 million in the same period of 2017.  Other operating expenses were 4.6% of TLS operating revenue in the nine months ended September 30, 2018 compared to 4.2% in the same period of 2017.  The increase in other operating expenses was due to an increase in driver recruiting expenses.

Income from Operations
TLS income from operations decreased by $0.3 million, or 8.1%, to $3.4 million for the nine months ended September 30, 2018 compared with $3.7 million for the same period in 2017.  The deterioration in income from operations was due to a decrease in revenue due to the shedding of lower margin business mentioned above. Income from operations as a percentage of revenue deteriorated only slightly due to the decrease in revenue being offset by lower vehicle claims reserves and rate increases to existing customers and higher fuel surcharges.

Pool Distribution - Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017

The following table sets forth the historical financial data of our Pool Distribution segment for the nine months ended September 30, 2018 and 2017 (in millions):

Pool Distribution Segment Information
(In millions)
(Unaudited)

	Nine months ended
	September 30,	Percent of	September 30,	Percent of		Percent
	2018	Revenue	2017	Revenue	Change	Change
			(As Adjusted)
Operating revenue	$133.3	100.0%	$116.8	100.0%	$16.5	14.1%

Operating expenses:
Purchased transportation	38.9	29.2	32.8	28.1	6.1	18.6
Salaries, wages and employee benefits	49.2	36.9	43.8	37.5	5.4	12.3
Operating leases	11.6	8.7	9.6	8.2	2.0	20.8
Depreciation and amortization	5.2	3.9	5.1	4.4	0.1	2.0
Insurance and claims	3.2	2.4	3.2	2.7	—	—
Fuel expense	4.9	3.7	3.7	3.2	1.2	32.4
Other operating expenses	16.6	12.5	14.9	12.8	1.7	11.4
Total operating expenses	129.6	97.2	113.1	96.8	16.5	14.6
Income (loss) from operations	$3.7	2.8%	$3.7	3.2%	$—	—%

Pool Operating Statistics

	Nine months ended
	September 30,	September 30,	Percent
	2018	2017	Change
		(As Adjusted)

Cartons¹	62,542	56,024	11.6%
Revenue per Carton	2.13	2.08	2.4%
Terminals	28	28	—%

¹ In thousands

Revenues

Pool operating revenue increased $16.5 million, or 14.1%, to $133.3 million for the nine months ended September 30, 2018 from $116.8 million for the same period in 2017.  The increase was due to rate increases and increased volumes from existing customers and lanes and new business wins.
Purchased Transportation
Pool purchased transportation increased $6.1 million, or 18.6%, to $38.9 million for the nine months ended September 30, 2018 compared to $32.8 million for the same period of 2017.  Pool purchased transportation as a percentage of revenue was 29.2% for the nine months ended September 30, 2018 compared to 28.1% for the same period of 2017.  The increase in Pool purchased transportation as a percentage of revenue was attributable to increased rates charged by, and increased utilization of, third party carriers.
Salaries, Wages, and Benefits

Pool salaries, wages and employee benefits increased $5.4 million, or 12.3%, to $49.2 million for the nine months ended September 30, 2018 compared to $43.8 million for the same period of 2017.  As a percentage of Pool operating revenue, salaries, wages and benefits was 36.9% for the nine months ended September 30, 2018 compared to 37.5% for the same period of 2017.  The decrease in salaries, wages and benefits as a percentage of revenue was the result of decreases in employee incentives and group health insurance costs partly offset by increased dock pay. Dock pay deteriorated as a percentage of revenue as increasing revenue volumes required the use of more costly contract labor.
Operating Leases

Pool operating leases increased $2 million, or 20.8%, to $11.6 million for the nine months ended September 30, 2018 from $9.6 million for the same period in 2017.  Operating leases were 8.7% of Pool operating revenue for the nine months ended September 30, 2018 compared with 8.2% in the same period of 2017.  Operating leases increased as a percentage of revenue due to increases in tractor leases for the additional revenue discussed above and the use of leased tractors to replace old purchased equipment.
Depreciation and Amortization

Pool depreciation and amortization increased $0.1 million, or 2.0%, to $5.2 million for the nine months ended September 30, 2018 from $5.1 million for the same period in 2017. Depreciation and amortization expense as a percentage of Pool operating revenue was 3.9% for the nine months ended September 30, 2018 compared to 4.4% for the same period of 2017. The decrease in Pool depreciation and amortization as a percentage of revenue was due to the increase in leased equipment mentioned above instead of purchased equipment.
Insurance and Claims

Pool insurance and claims expense was $3.2 million for the nine months ended September 30, 2018 and 2017.  Insurance and claims were 2.4% of operating revenue for the nine months ended September 30, 2018 compared to 2.7% in the same period of 2017. The decrease as a percentage of revenue was due to a $0.5 million reimbursement of legal fees in the nine months ended September 30, 2018 for expenses incurred in prior periods.
Fuel Expense

Pool fuel expense increased $1.2 million, or 32.4%, to $4.9 million for the nine months ended September 30, 2018 from $3.7 million in the same period of 2017.  Fuel expenses were 3.7% of Pool operating revenue during the nine months ended September 30, 2018 compared to 3.2% in the same period of 2017.  Pool fuel expenses increased due to higher year-over-year fuel prices, higher revenue volumes and increased Company-employed driver miles.
Other Operating Expenses

Pool other operating expenses increased $1.7 million, or 11.4%, to $16.6 million for the nine months ended September 30, 2018 compared to $14.9 million for the same period of 2017.  Pool other operating expenses for the nine months ended September 30, 2018 were 12.5% of operating revenue compared to 12.8% for the same period of 2017.  Other operating expenses includes equipment maintenance, terminal and office expenses, professional fees and other over-the-road costs.  As a percentage of revenue the decrease was attributable to a 0.6% decrease in equipment maintenance costs. This decrease was partly offset by a 0.2% increase in recruiting and safety expenses and 0.1% in legal fees as a percentage of revenue.
Income from Operations
Pool income from operations was $3.7 million for the nine months ended September 30, 2018 and 2017.  Income from operations as a percentage of Pool operating revenue was 2.8% for the nine months ended September 30, 2018 compared to a 3.2% in the same period of 2017. The deterioration in Pool operating income as a percentage of revenue was primarily the result of increased utilization of and higher rates charged by third party carriers and increasing revenue volumes required the use of more costly contract labor. These decreases were partly offset by current year revenue rate increases.

Intermodal - Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017

The following table sets forth the historical financial data of our Intermodal segment for the nine months ended September 30, 2018 and 2017 (in millions):

Intermodal Segment Information
(In millions)
(Unaudited)

	Nine months ended
	September 30,	Percent of	September 30,	Percent of		Percent
	2018	Revenue	2017	Revenue	Change	Change
			(As Adjusted)
Operating revenue	$148.3	100.0%	$110.3	100.0%	$38.0	34.5%

Operating expenses:
Purchased transportation	57.4	38.7	44.8	40.6	12.6	28.1
Salaries, wages and employee benefits	31.7	21.4	24.2	21.9	7.5	31.0
Operating leases	12.0	8.1	10.0	9.1	2.0	20.0
Depreciation and amortization	4.6	3.1	4.3	3.9	0.3	7.0
Insurance and claims	4.3	2.9	3.4	3.1	0.9	26.5
Fuel expense	4.9	3.3	2.7	2.4	2.2	81.5
Other operating expenses	17.1	11.5	11.4	10.3	5.7	50.0
Total operating expenses	132.0	89.0	100.8	91.4	31.2	31.0
Income from operations	$16.3	11.0%	$9.5	8.6%	$6.8	71.6%

Intermodal Operating Statistics

	Nine months ended
	September 30,	September 30,	Percent
	2018	2017	Change
		(As Adjusted)

Drayage shipments	223,673	156,358	43.1%
Drayage revenue per Shipment	570	571	(0.2)%
Number of Locations	19	19	—%

Revenues

Intermodal operating revenue increased $38.0 million, or 34.5%, to $148.3 million for the nine months ended September 30, 2018 from $110.3 million for the same period in 2017.   The increases in operating revenue were primarily attributable to the acquisition of Atlantic, the impact of increased fuel surcharges and increased rental and storage revenues.

Purchased Transportation

Intermodal purchased transportation increased $12.6 million, or 28.1%, to $57.4 million for the nine months ended September 30, 2018 from $44.8 million for the same period in 2017.  Intermodal purchased transportation as a percentage of revenue was 38.7% for the nine months ended September 30, 2018 compared to 40.6% for the nine months ended September 30, 2017.  The decrease in Intermodal purchased transportation as a percentage of revenue was attributable to a change in revenue mix, as Intermodal had higher increases to revenue lines that did not require the use of purchased transportation. This was partly offset by a higher utilization of owner operators as opposed to Company-employed drivers during the nine months ended September 30, 2018 compared to the same period of 2017, as Atlantic, which was acquired in May 2017, utilized more owner operators than Company-employed drivers.

Salaries, Wages, and Benefits

Intermodal salaries, wages and employee benefits increased $7.5 million, or 31.0%, to $31.7 million for the nine months ended September 30, 2018 compared to $24.2 million for the nine months ended September 30, 2017.  As a percentage of Intermodal operating revenue, salaries, wages and benefits decreased to 21.4% for the nine months ended September 30, 2018 compared to 21.9% for the same period in 2017.   The improvement in salaries, wages and employee benefits as a percentage of revenue was attributable to lower workers' compensation and health insurance costs as a percentage of revenue. Additional improvement was due to leveraging the increase in revenue on office and administrative salaries and a higher utilization of owner operators instead of Company-employed drivers.

Operating Leases

Intermodal operating leases increased $2.0 million, or 20.0%, to $12.0 million for the nine months ended September 30, 2018 from $10.0 million for the same period in 2017.  Operating leases were 8.1% of Intermodal operating revenue for the nine months ended September 30, 2018 compared with 9.1% in the same period of 2017.  Operating leases decreased as a percentage of revenue since revenue that does not require trailer rentals increased at a faster pace than those that required trailer rental charges. The decrease as a percentage of revenue is also attributable to utilization of owned equipment acquired from Atlantic and the increase in revenue out-pacing the increase in facility rents. These decreases were partially offset by increased tractor rentals to handle increased revenue instead of Company-purchased equipment.

Depreciation and Amortization

Intermodal depreciation and amortization increased $0.3 million, or 7.0%, to $4.6 million for the nine months ended September 30, 2018 from $4.3 million for the same period in 2017. Depreciation and amortization expense as a percentage of Intermodal operating revenue was 3.1% for the nine months ended September 30, 2018 compared to 3.9% for the same period in 2017. The decrease in depreciation and amortization as a percentage of revenue was due to the use of equipment rentals mentioned above instead of purchased equipment.

Insurance and Claims

Intermodal insurance and claims expense increased $0.9 million, or 26.5%, to $4.3 million for the nine months ended September 30, 2018 from $3.4 million for the nine months ended September 30, 2017.   Intermodal insurance and claims were 2.9% of operating revenue for the nine months ended September 30, 2018 compared with 3.1% for the same period in 2017. The increase in Intermodal insurance and claims was attributable to higher insurance premiums for the additional volumes. See additional discussion over the consolidated increase in self-insurance reserves related to vehicle claims in the "Other operations" section below.

Fuel Expense

Intermodal fuel expense increased $2.2 million, or 81.5%, to $4.9 million for the nine months ended September 30, 2018 from $2.7 million in the same period of 2017.  Fuel expenses were 3.3% of Intermodal operating revenue for the nine months ended September 30, 2018 compared to 2.4% in the same period of 2017.  Intermodal fuel expenses increased due to higher year-over-year fuel prices and increased Company-employed driver activity.

Other Operating Expenses

Intermodal other operating expenses increased $5.7 million, or 50.0%, to $17.1 million for the nine months ended September 30, 2018 compared to $11.4 million for the same period of 2017.  Intermodal other operating expenses for the nine months ended September 30, 2018 were 11.5% of Intermodal operating revenue compared to 10.3% for the same period of 2017.  The increase in Intermodal other operating expenses was due mostly due to a $5.1 million increase in container related rental and storage charges associated with revenue increases discussed previously. The remaining increase was due to increased professional fees. These increases were partly offset by a $0.5 million reduction in the earn-out liability for the Atlantic acquisition during the nine months ended September 30, 2018.

Income from Operations

Intermodal income from operations increased by $6.8 million, or 71.6%, to $16.3 million for the nine months ended September 30, 2018 compared with $9.5 million for the same period in 2017.  Income from operations as a percentage of Intermodal operating revenue was 11.0% for the nine months ended September 30, 2018 compared to 8.6% in the same period of 2017.  The increase in operating income in total dollars and as a percentage of revenue was primarily attributable to the increase in high-margin storage and fuel revenues, a full nine months of the Atlantic acquisition and a reduction of the estimated earn-out liability for the Atlantic acquisition.

Other Operations - Nine Months Ended September 30, 2018 compared to Nine Months Ended September 30, 2017

Other operating activity declined from a $1.2 million operating loss during the nine months ended September 30, 2017 to a $7.4 million operating loss during the nine months ended September 30, 2018. The nine months ended September 30, 2018 included a $5.2 million increase in self-insurance reserves related to existing vehicular claims and $0.8 million in self insurance reserves resulting from analysis of our workers' compensation claims. The loss was also attributable to $1.1 million in costs related to the CEO transition.

The $1.2 million operating loss included in other operations and corporate activities for the nine months ended September 30, 2017 included $0.9 million of executive severance costs and $0.9 million in reserves for vehicle and workers' compensation claims. These costs were partly offset by $0.6 million of indemnification funds received related to the Towne acquisition.

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

Valuation of Goodwill and Other Long Term Assets

The Company conducted its annual impairment assessments and test of goodwill for each reporting unit as of June 30, 2018 and no impairment charges were required at that time. Goodwill impairment exists when the estimated implied fair value of goodwill is less than its carrying value. Changes in strategy or market conditions could significantly impact these fair value estimates and require adjustments to recorded asset balances. During the three months ended September 30, 2018 no indicators of impairment were noted.

Impact of Recent Accounting Pronouncements

See discussion in Note 2 to the condensed consolidated financial statements.

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital expenditures, with cash flows from operations and borrowings under our bank lines of credit. Net cash provided by operating activities totaled approximately $113.8 million for the nine months ended September 30, 2018 compared to approximately $77.7 million for the nine months ended September 30, 2017. The $36.1 million increase in cash provided by operating activities is mainly attributable to a $18.5 million increase in net earnings after consideration of non-cash items and a $19.5 million improvement in the collection of receivables, primarily related to the collections of receivables related to the Atlantic acquisition. These increases were partly offset by increased estimated income tax payments.

Net cash used in investing activities was approximately $32.4 million for the nine months ended September 30, 2018 compared with approximately $34.7 million during the nine months ended September 30, 2017. Investing activities during the nine months ended September 30, 2018 consisted primarily of net capital expenditures of $28.4 million primarily for new trailers, forklifts and information technology.  Investing activities during the nine months ended September 30, 2017 consisted primarily of $22.5 million used to acquire Atlantic and net capital expenditures of $12.1 million primarily for information technology. The proceeds from disposal of property and equipment during the nine months ended September 30, 2018 and 2017 were primarily from sales of older trailers.

Net cash used in financing activities totaled approximately $56.4 million for the nine months ended September 30, 2018 compared with net cash used in financing activities of $39.1 million for the nine months ended September 30, 2017.  The $17.3 million increase was attributable to a $40.5 million decrease in net borrowings from our revolving credit facility partly offset by a $28.0 million decrease in payments on our term loan. Additionally, there was a $2.2 million decrease in cash from employee stock transactions and related tax benefits. The three months ended September 30, 2018 also included $45.0 million used to repurchase shares of our common stock, which was a $3.0 million increase from the $42.0 million used to repurchase shares of common stock for the same period of 2017. The remaining change in financing activity is attributable to a $0.4 million decrease in payments of cash dividends due to a lower outstanding share count during the nine months ended September 30, 2018 compared to the same period in 2017.

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

Unless the Company elects otherwise under the credit agreement, interest on borrowings under the Facility is based on the highest of (a) the federal funds rate (not less than 0%) plus 0.5%, (b) the administrative agent's prime rate and (c) the LIBOR Rate plus 1.0%, in each case plus a margin that can range from 0.3% to 0.8% with respect to the Facility depending on the Company’s ratio of consolidated funded indebtedness to earnings before interest, taxes, depreciation and amortization, as set forth in the credit agreement. Payments of interest for each loan that is based on the LIBOR Rate are due in arrears on the last day of the interest period applicable to such loan (with interest periods of one, two or three months being available, at the Company’s option). Payments of interest on loans that are not based on the LIBOR Rate are due on the last day of each quarter ended March 31, June 30, September 30 and December 31 of each year. All unpaid amounts of principal and interest are due at maturity. As of September 30, 2018, we had $40.5 million in borrowings outstanding under the revolving credit facility, $11.1 million utilized for outstanding letters of credit and $98.4 million of available borrowing capacity under the revolving credit facility.  The interest rate on the outstanding borrowing under the revolving credit facility was 3.6% at September 30, 2018.

The Facility contains customary events of default including, among other things, payment defaults, breach of covenants, cross acceleration to material indebtedness, bankruptcy-related defaults, material judgment defaults, and the occurrence of certain change of control events. The occurrence of an event of default may result in, among other things, the termination of the Facilities, acceleration of repayment obligations and the exercise of remedies by the lenders with respect to the Company and its subsidiaries that are party to the Facility. The Facility also contains financial covenants and other covenants that, among other things, restrict the ability of the Company and its subsidiaries, without the approval of the required lenders, to engage in certain mergers, consolidations, asset sales, dividends and stock repurchases, investments, and other transactions or to incur liens or indebtedness in excess of agreed thresholds, as set forth in the credit agreement. As of September 30, 2018, the Company was in compliance with the aforementioned covenants.
On July 21, 2016, our Board of Directors approved a stock repurchase authorization for up to three million shares of the Company’s common stock. During the three months ended September 30, 2018, we repurchased 267,451 for $16.8 million, or $62.89 per share. During the nine months ended September 30, 2018, we repurchased 764,617 for $45.0 million, or $58.83 per share. During the three months ended September 30, 2017, we repurchased 579,769 for $30.0 million, or $51.72 per share. During the nine months ended September 30, 2017, we repurchased 826,633 for $42.0 million, or $50.79 per share. As of September 30, 2018, there were 1,054,048 shares remaining to be purchased under the 2016 Plan.

During each quarter of 2017 and the first, second and third quarters of 2018, our Board of Directors declared a cash dividend of $0.15 per share of common stock. We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.
We believe that our available cash, investments, expected cash generated from future operations and borrowings under the available credit facility will be sufficient to satisfy our anticipated cash needs for at least the next twelve months.

Forward-Looking Statements

This report contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. In this Form 10-Q, forward-looking statements include, but are not limited to, any projections of earnings, revenues, dividends, or other financial items or methods of interpretation or measurement; any statement of plans, strategies, and objectives of management for future operations; any statements regarding future insurance and claims; any statements concerning proposed or intended new services or developments; any statements regarding intended expansion through acquisition or greenfield startups; any statements regarding future economic conditions or performance based on our business strategy, reliance on financial instruments or otherwise; and any statements of belief and any statements of assumptions underlying any of the foregoing. Some forward-looking statements may be identified by use of such terms as “believes,” “anticipates,” “intends,” “plans,” “estimates,” “projects” or “expects.”  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  The following is a list of factors, among others, that could cause actual results to differ materially from those contemplated by the forward-looking statements: economic factors such as recessions, inflation, higher interest rates and downturns in customer business cycles, the creditworthiness of our customers and their ability to pay for services rendered, the availability and compensation of qualified independent owner-operators and freight handlers as well as contracted, third-party carriers needed to serve our customers’ transportation needs, the inability of our information systems to handle an increased volume of freight moving through our network, changes in fuel prices, our inability to maintain our historical growth rate because of a decreased volume of freight or decreased average revenue per pound of freight moving through our network, loss of a major customer, increasing competition and pricing pressure, our ability to secure terminal facilities in desirable locations at reasonable rates, our inability to successfully integrate acquisitions, claims for property damage, personal injuries or workers’ compensation, enforcement of and changes in governmental regulations, environmental and tax matters, insurance matters, the handling of hazardous materials and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2017. As a result of the foregoing, no assurance can be given as to future financial condition, cash flows or results of operations.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Information regarding repurchases of our shares during the third quarter of 2018 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced 2016 Program (1)	Maximum Number of Shares that May Yet Be Purchased Under the Program
July 1-31, 2018	30,883	$59.09	30,883	1,290,616
August 1-31, 2018	217,172	63.32	217,172	1,073,444
September 1-30, 2018	19,396	64.14	19,396	1,054,048
Total	267,451	$62.89	267,451	1,054,048

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

Forward Air Corporation
Date: October 25, 2018	By:	/s/ Michael J. Morris
Michael J. Morris Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer)

EXHIBIT INDEX

No.	Exhibit
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