Form 10-K
period 2018-12-31
FORWARD AIR CORP
filed 2019-02-20
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,695,536,388 as of June 30, 2018.

The number of shares outstanding of the Registrant’s common stock (as of February 14, 2019): 28,788,556

Documents Incorporated By Reference
Portions of the proxy statement for the 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

Introductory Note

This Annual Report on Form 10-K for the fiscal year ended December 31, 2018 (this “Form 10-K”) contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. In this Form 10-K, forward-looking statements include, but are not limited to, any projections of earnings, revenues, payment of dividends, or other financial items or related accounting treatment; any statement regarding the availability of cash; any statement of plans, strategies, and objectives of management for future operations; any statements regarding future insurance, claims and litigation; any statements concerning proposed or intended, new services or developments; any statements regarding our technology and information systems, including the effectiveness of each; any statements regarding competition, including our specific advantages, the capabilities of our segments and our geographic location; any statements regarding intended expansion through acquisition or greenfield startups; any statements regarding future business, economic conditions or performance; and any statements of belief and any statements of assumptions underlying any of the foregoing. Some forward-looking statements may be identified by use of such terms as “believes,” “anticipates,” “intends,” “plans,” “estimates,” “projects” or “expects.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The following is a list of factors, among others, that could cause actual results to differ materially from those contemplated by the forward-looking statements: economic factors such as recessions, inflation, higher interest rates and downturns in customer business cycles, the creditworthiness of our customers and their ability to pay for services rendered, the availability and compensation of qualified independent owner-operators and freight handlers as well as contracted, third-party carriers needed to serve our customers’ transportation needs, the inability of our information systems to handle an increased volume of freight moving through our network, the cybersecurity risks related to our information technology systems, changes in fuel prices, our inability to maintain our historical growth rate, including because of a decreased volume of freight or decreased average revenue per pound of freight moving through our network, loss of a major customer, whether our service offerings gain market acceptance, increasing competition and pricing pressure, our ability to secure terminal facilities in desirable locations at reasonable rates, labor and employment concerns, our inability to successfully integrate acquisitions, claims for property damage, personal injuries or workers’ compensation, changes in our self-insurance and third-party insurance, seasonality, enforcement of and changes in governmental regulations, environmental matters, the impact of certain accounting and tax matters, and the handling of hazardous materials. As a result of the foregoing, no assurance can be given as to future financial condition, cash flows or results of operations. Except as required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Expedited LTL. We operate a comprehensive national network to provide expedited regional, inter-regional and national LTL services. Expedited LTL offers customers local pick-up and delivery and other services including shipment consolidation and deconsolidation, warehousing, final mile solutions, customs brokerage and other handling. Because of our roots in serving the deferred air freight market, our terminal network is located at or near airports in the United States and Canada. During the year ended December 31, 2018, Expedited LTL accounted for 56.6% of our consolidated revenue.

TLS. We provide expedited truckload brokerage, dedicated fleet services, as well as high security and temperature-

controlled logistics services in the United States and Canada. During the year ended December 31, 2018, TLS accounted for 14.6% of our consolidated revenue.

Intermodal. We provide first- and last-mile high value intermodal container drayage services both to and from seaports and railheads. Intermodal also offers linehaul service within the LTL space as well as dedicated contract and Container Freight Station (“CFS”) warehouse and handling services. Today, Intermodal operates primarily in the Midwest and Southeast, with a smaller operational presence in the Southwest United States. We plan to grow Intermodal’s geographic footprint through acquisitions as well as greenfield start-ups where we do not have an acceptable acquisition target. During the year ended December 31, 2018, Intermodal accounted for 15.2% of our consolidated revenue.

Pool Distribution. We provide high-frequency handling and distribution of time sensitive product to numerous destinations within a specific geographic region. We offer this service throughout the Mid-Atlantic, Southeast, Midwest and Southwest United States. During the year ended December 31, 2018, Pool Distribution accounted for 14.7% of our consolidated revenue.

Strategy

Our strategy is to take advantage of our core competencies to provide asset-light freight and logistics services in order to grow in the premium or high service level segments of the markets we serve. Principal components of our efforts include:

•
Expand Service Offerings. We believe we can increase freight volumes and revenues by offering new and enhanced services that address more of our customers’ premium transportation needs. In the past few years, we have added or enhanced LTL pickup and delivery, customer label integration, expedited truckload, temperature-controlled shipments, warehousing, drayage, final mile solutions, customs brokerage and shipment consolidation and handling services. These services benefit our existing customers and increase our ability to attract new customers.

•
Enhance Information Systems. We are committed to the development and enhancement of our information systems in order to provide us competitive service advantages and increased productivity. We believe our information systems have and will assist us in capitalizing on new business opportunities with existing and new customers.

•
Pursue Strategic Acquisitions. We continue to evaluate and pursue acquisitions that can increase our penetration of a geographic area; add new customers, business verticals and services; and increase freight volume. For example, we acquired Central States Trucking Co. (“CST”) in 2014, which created the foundation for what is now our Intermodal segment. Since our acquisition of CST in 2014, we have completed eight additional intermodal acquisitions including Multi-Modal Transport Inc. ("MMT") and Southwest Freight Distributors (“Southwest”), both acquired in 2018.

Operations

The following describes in more detail the operations of each of our reportable segments: Expedited LTL, Truckload Premium Services, Intermodal and Pool Distribution.

Expedited LTL

Overview

Our Expedited LTL segment provides expedited regional, inter-regional and national LTL and final mile services. We market our Expedited LTL services primarily to freight and logistics intermediaries (such as freight forwarders and third-party logistics companies) and airlines (such as integrated air cargo carriers, and passenger and cargo airlines). We offer our customers a high level of service with a focus on on-time, damage-free deliveries. Our terminals are located on or near airports in the United States and Canada and maintain regularly scheduled transportation service between major cities. Our Expedited LTL network encompasses approximately 92% of all continental U.S. zip codes, with service in Canada.

Shipments

During 2018, approximately 30.8% of the freight handled by Expedited LTL was for overnight delivery, approximately 55.4% was for delivery within two to three days and the balance was for delivery in four or more days.

The average weekly volume of freight moving through our Expedited LTL network was approximately 50.2 million pounds per week in 2018. During 2018, our average shipment weighed approximately 614 pounds. Although we impose no significant size or weight restrictions, we focus our marketing and price structure on shipments of 200 pounds or more.

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

The table below summarizes the average weekly volume of freight moving through our network for each year since 2004.

Average Weekly
Volume in Pounds
Year	(In millions)
2004	28.7
2005	31.2
2006	32.2
2007	32.8
2008	34.2
2009	28.5
2010	32.6
2011	34.0
2012	34.9
2013	35.4
2014	37.4
2015	47.2
2016	46.5
2017	49.5
2018	50.2

Transportation

Our licensed property broker places our customers’ cargo with qualified motor carriers, including our own, and other third-party transportation companies. Expedited LTL licensed motor carrier contracts with owner-operators for most of its transportation services. The owner-operators own, operate and maintain their own tractors and employ their own drivers. Our freight handlers load and unload our trailers and vehicles for hauling by owner-operators between our terminals.

We seek to establish long-term relationships with owner-operators to assure dependable service and availability. We believe Expedited LTL has experienced significantly higher average retention of owner-operators compared to other over-the-road transportation providers. Expedited LTL has established specific guidelines relating to safety records, driving experience and personal evaluations that we use to select our owner-operators. To enhance our relationship with the owner-operators, Expedited LTL seeks to pay rates that are generally above prevailing market rates and our owner-operators often are able to negotiate a consistent work schedule for their drivers. Usually, owner-operators negotiate schedules for their drivers that are between the same two cities or along a consistent route, improving quality of work life for the drivers of our owner-operators and, in turn, increasing the retention rate of owner-operators.

As a result of efforts to expand our logistics and other services, and in response to seasonal demands and volume surges in particular markets, we also purchase transportation from other surface transportation providers to handle overflow volume (including TLS). Of the $360.7 million incurred for Expedited LTL's transportation during 2018, we purchased 46.5% from the owner-operators of our licensed motor carrier, 3.7% from our company fleet and 49.9% from other surface transportation providers.

All of our LTL Expedited independent contractor tractors are equipped with in-cab communication devices, which enable us to communicate with our drivers, plan and monitor shipment progress and monitor and record our drivers’ hours of service. We use the real-time global positioning data obtained from these devices to improve customer and driver service.

Other Services

Expedited LTL customers increasingly demand more than the movement of freight from their transportation providers.

To meet these demands, we continually seek ways to customize and add new services.

Other Expedited LTL services allow customers to access the following services from a single source:

•	customs brokerage;

•	final mile solutions;

•	warehousing, dock and office space;

•	hotshot or ad-hoc ultra expedited services; and

•	shipment consolidation and handling, such as shipment build-up and break-down and reconsolidation of air or ocean pallets or containers.

Customers

Our wholesale customer base is primarily comprised of freight forwarders, third-party logistics (“3PL”) companies, integrated air cargo carriers and passenger, cargo airlines and steamship lines. Expedited LTL’s freight forwarder customers vary in size from small, independent, single facility companies to large, international logistics companies. Our dependable service and wide-ranging service offerings also make Expedited LTL an attractive option for 3PL providers , which is one of the fastest growing segments in the transportation industry. Because we deliver dependable service, integrated air cargo carriers use our network to provide overflow capacity and other services, including shipment of bigger packages and pallet-loaded cargo. In 2018, LTL's ten largest customers accounted for approximately 41% of its operating revenue and had one customer with revenue greater than 10% of LTL operating revenue for 2018. No single customer accounted for more than 10% of our consolidated revenue.

Truckload Premium Services

Overview

Our TLS segment is an asset-light provider of transportation management services, including, but not limited to, expedited truckload brokerage, dedicated fleet services, as well as high security and temperature-controlled logistics services. We market our TLS services to integrated air cargo carriers, airlines, freight forwarders and LTL carriers, as well as life-science companies, and their distributors and other shippers of high value cargo. TLS offers long haul, regional and local services through a dedicated fleet and third-party transportation providers. TLS also utilizes a wide assortment of equipment to meet our customers’ critical on-time expectations in the United States and Canada.

Operations

TLS’ primary operations are located in Columbus, Ohio. TLS also has satellite operations in South Bend, Indiana; Greeneville, Tennessee; Grand Rapids, Michigan; and Sacramento, California.

Operating Statistics

The table below summarizes the average weekly miles driven for each year since 2004.

Average Weekly Miles
Year	(In thousands)
2004	260
2005	248
2006	331
2007	529
2008	676
2009	672
2010	788
2011	876
2012	1,005
2013	1,201
2014	1,185
2015	1,459
2016	1,756
2017	1,902
2018	1,547

Transportation

TLS utilizes a fleet of owner-operators, company drivers and third-party transportation providers in its operations. The owner-operators own, operate and maintain their own tractors and employ their own drivers. We also maintain a fleet of company drivers, which primarily serve our life science and high value cargo customers. In many instances, our customers request team (driver) service. Through team service, we are able to provide quicker, more secure, transit service to our TLS customers.

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

In addition to our owner-operators and company fleet, we also purchase transportation from other surface transportation providers (including Expedited LTL) to serve our customers’ needs. TLS’ brokerage operation has relationships with over 6,008 qualified carriers. Of the $155.0 million incurred for TLS transportation during 2018, we purchased 28.5% from the owner-operators of our licensed motor carrier, 6.6% from our company fleet and 64.9% from other surface transportation providers.

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

Customers

Our customer base is primarily comprised of freight forwarders, third-party logistics companies, integrated air cargo carriers, passenger and cargo airlines, and LTL carriers, including our own LTL Expedited segment, as well as retail, life-science companies, and their distributors. TLS’ customers include Fortune 500 pharmaceutical manufacturers and distributors, as well as transportation companies. In 2018, TLS’ ten largest customers accounted for approximately 67% of its operating revenue and had three customers with revenue greater than 10% of TLS operating revenue each. No single customer accounted for more than 10% of our consolidated revenue.

Intermodal

Overview

Our Intermodal segment provides high value intermodal container drayage services. We market our Intermodal services primarily to import and export customers. Intermodal offers first- and last-mile transportation of freight both to and from seaports and railheads through a dedicated fleet and third-party transportation providers. Today, Intermodal operates primarily in the Midwest and Southeast, with a smaller presence in the Southwest United States. We plan to expand beyond our current geographic footprint through acquisitions as well as greenfield start-ups where no suitable acquisition is available. Intermodal also provides linehaul and local less-than-truckload service in the Midwest, as well as CFS warehousing services (e.g. devanning, unit load device build-up/tear-down, and security screening) for air and ocean import/export freight at five (5) of its Midwest terminals (Chicago, Cleveland, Milwaukee, Indianapolis and Detroit). Our Intermodal service differentiators include:

•	Immediate proof of delivery ("POD") and Signature Capture capability via tablets;

•	All drivers receive dispatch orders on hand-held units and are trackable via GPS; and

•	Daily container visibility and per diem management reports.

Operations

Intermodal’s primary office is located in Oak Brook, Illinois. Intermodal’s network consists of 20 locations primarily in the Midwest and Southeast, with a smaller operational presence in the Southwest United States.

Transportation

Intermodal utilizes a mix of Company-employed drivers, owner-operators and third-party carriers. During 2018, approximately 21.0% of Intermodal’s direct transportation expenses were provided by Company-employed drivers, 76.6% by owner-operators and 2.4% was provided by third-party carriers.

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

Customers

Intermodal’s customer base is primarily comprised of international freight forwarders, passenger and cargo airlines, beneficial cargo owners and steamship lines. In 2018, Intermodal’s ten largest customers accounted for approximately 33% of its operating revenue and had no customers with revenue greater than 10% of Intermodal operating revenue for 2018. No single customer accounted for more than 10% of our consolidated revenue.

Pool Distribution

Overview

Our Pool Distribution (or “Pool”) segment provides pool distribution services through a network of terminals and service locations throughout the Mid-Atlantic, Southeast, Midwest and Southwest United States. Pool distribution involves managing high-frequency handling and distribution of time-sensitive product to numerous destinations in specific geographic regions. We market these services to national and regional retailers and distributors.

Transportation
Pool Distribution provides transportation services through a mix of Company-employed drivers, owner-operators and third-party carriers. The mix of sources utilized to provide Pool transportation services is dependent on the individual markets and related customer routes. During 2018, approximately 32.1% of Pool's direct transportation expenses were provided by Company-employed drivers, 35.0% by owner-operators and 32.9% was provided by third-party carriers.
Customers

Pool Distribution’s customer base is primarily composed of national and regional retailers and distributors. Pool’s ten largest customers accounted for approximately 77% of Pool Distribution’s 2018 operating revenue and had two customers with revenue greater than 10% of Pool Distribution’s 2018 operating revenue. No single customer accounted for more than 10% of our consolidated revenue.

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

We believe competition in our segments is based primarily on quality service, available capacity, on-time delivery, flexibility, reliability, security, transportation rates, location of facilities, and business relationships, and we believe we compete favorably with other transportation service companies. To that end, we believe our Expedited LTL segment has an advantage over other truckload and less-than-truckload carriers because Expedited LTL delivers faster, more reliable services between cities at rates that are generally significantly below the charge to transport the same shipments to the same destinations by air. We believe our TLS and Intermodal segments have a competitive advantage over other truckload carriers and drayage providers because we deliver faster, more reliable service while offering greater shipment visibility and security. Additionally, we believe our Intermodal segment is one of the leading providers of drayage and related services in North America today. We believe that our presence in several regions across the continental United States enables our Pool Distribution segment to provide consistent, high-quality service to our customers regardless of location, which is a competitive advantage over other pool distribution providers.

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

Seasonality

Historically, our operating results have been subject to seasonal trends when measured on a quarterly basis. The first quarter has traditionally been the weakest and the third and fourth quarters have traditionally been the strongest. Typically, this pattern has been the result of factors such as economic conditions, customer demand, weather, and national holidays. Additionally, a significant portion of our revenue is derived from customers whose business levels are impacted by the economy. The impact of seasonal trends and the economy is more pronounced on our Pool Distribution business, whose operating revenues and results tend to improve in the third and fourth quarters compared to the first and second quarters.

Employees and Equipment

As of December 31, 2018, we had 4,362 full-time employees, 1,553 of whom were freight handlers. Also, as of that date, we had an additional 1,007 part-time employees, of whom the majority were freight handlers. None of our employees are covered by a collective bargaining agreement. We recognize that our workforce, including our freight handlers, is one of our most valuable assets. The recruitment, training and retention of qualified employees are essential to support our continued growth and to meet the service requirements of our customers.

We manage a trailer pool that is utilized by all of our reportable segments to move freight through our networks. Our trailer pool includes dry van, refrigerated and roller-bed trailers, and substantially all of our trailers are 53 feet long. We own the majority of the trailers we use, but we supplement at times with leased trailers. As of December 31, 2018, we had 6,182 owned trailers in our fleet with an average age of approximately 4.3 years. In addition, as of December 31, 2018, we also had 465 leased trailers in our fleet. As of December 31, 2018, we had 585 owned tractors and straight trucks in our fleet, with an average age of approximately 6.1 years. In addition, as of December 31, 2018, we also had 600 leased tractors and straight trucks in our fleet.

Environmental Protection Efforts

Forward Air is committed to protecting the environment and we have taken a variety of steps to improve the sustainability of our operations. We are implementing new practices and technologies, improving our training, and incorporating sustainability objectives in our growth strategies.
As a partner of the U.S. Environmental Protection Agency ("EPA") SmartWay program since 2008, Forward Air has continued to adopt new environmentally safe policies and innovations to improve fuel efficiency and reduce emissions. For example, we actively seek to utilize equipment with reduced environmental impact. We utilize trailers with light weight composites and employ trailer skirts to decrease aerodynamic drag, both of which improve fuel efficiency. We are also increasing our use of electronic forklifts and transitioning to automatic transmission tractors, which will decrease our fuel consumption.

Through vendor partnerships, we are implementing new solutions to manage waste and improve recycling across our facilities. Annually, we recycle tons of dunnage and thousands of aluminum load bars. Forward Air also participates in ReCaps, providing and purchasing recycled trailer tires. We recognize the value in describing our sustainability focus and will continue to update our future disclosures accordingly.
Risk Management and Litigation
Under U.S. Department of Transportation (“DOT”) regulations, we are liable for property damage and personal injuries caused by owner-operators and Company-employed drivers while they are operating on our behalf. Additionally, from time to time, the drivers employed and engaged by the third-party transportation carriers we contract with are involved in accidents, which may result in serious personal injuries. The resulting types and/or amounts of damages may be excluded by or exceed the amount of insurance coverage maintained by the contracted carrier. Although these drivers are not our employees, all of these drivers are employees, owner-operators, or independent contractors working for carriers and, from time to time, claims may be asserted against us for their actions, or for our actions in retaining them.

We currently maintain liability insurance coverage that we believe is adequate to cover third-party claims. We have a self-insured retention ("SIR") of $3.0 million per occurrence for vehicle and general liability claims and will be responsible for any damages and personal injuries below that self-insured amount. We are also responsible for varying annual aggregate deductible amounts of liability for claims in excess of the SIR/deductible. For the policy year that began April 1, 2018, we have an annual $6.0 million aggregate deductible for claims between $3.0 million and $5.0 million. We also have a $2.5 million aggregate deductible for claims between $5.0 million and $10.0 million. As a result, we are responsible for the first $7.5 million per claim, until we meet the $6.0 million aggregate deductible for claims between $3.0 million and $5.0 million and the $2.5 million aggregate deductible for claims between $5.0 million and $10.0 million. We cannot guarantee that our SIR levels will not increase and/or that we have to agree to more unfavorable policy terms as a result of market conditions, poor claims experience or other factors. This insurance covers claims for the LTL Expedited and Pool Distribution segments. TLS maintains separate liability insurance coverage for claims between $0 and $5.0 million, and for the policy year that began April 1, 2018, TLS had no SIR for claims in this layer. Intermodal maintains separate liability insurance coverage for all liability claims. For the policy year that began April 1, 2018, Intermodal had an SIR of $50 thousand for each claim.

We may also be subject to claims for workers’ compensation. We maintain workers’ compensation insurance coverage that we believe is adequate to cover such claims. We have a SIR of approximately $0.4 million for each such claim, except in Ohio, where we are a qualified self-insured entity with an approximately $0.5 million SIR. We could incur claims in excess of our policy limits or incur claims not covered by our insurance. Any claims beyond the limits or scope of our insurance coverage may have a material adverse effect on us. Because we do not carry “stop loss” insurance, a significant increase in the number of claims that we must cover under our self-insurance retainage could adversely affect our profitability. In addition, we may be unable to maintain insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against losses.

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

Available Information

We file reports with the Securities and Exchange Commission (the “SEC”), including annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K. other reports and amendments to such reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities and Exchange Act of 1934, as amended from time to time. We are an electronic filer and the SEC maintains an Internet site at www.sec.gov that contains these reports and other information filed electronically. We make available free of charge through the Investor Relations portion of our website such reports as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC. Our website address is www.forwardaircorp.com. Our goal is to maintain our website as a portal through which investors can easily find or navigate to pertinent information about us. The information provided on the website is not part of this report, and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

Item 1A.	Risk Factors

The following are important risk factors that could affect our financial performance and could cause actual results for future periods to differ materially from our anticipated results or other expectations, including those expressed in any forward-looking statements made in this Annual Report on Form 10-K or our other filings with the SEC or in oral presentations such as telephone conferences and webcasts open to the public. You should carefully consider the following factors and consider these in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 and our Consolidated Financial Statements and related Notes in Item 8.

Overall economic conditions that reduce freight volumes could have a material adverse impact on our operating results and ability to achieve growth.

We are sensitive to changes in overall economic conditions that impact customer shipping volumes, industry freight demand and industry truck capacity. The transportation industry historically has experienced cyclical fluctuations in financial results due to economic recession, downturns in business cycles of our customers, interest rate fluctuations, inflation and other economic factors beyond our control. Changes in U.S. trade policy could lead to ‘trade wars’ impacting the volume of economic activity in the United States, and as a result, trucking freight volumes may be materially reduced. Such a reduction may materially and adversely affect our business. Deterioration in the economic environment subjects our business to various risks, including the following, that may have a material and adverse impact on our operating results and cause us not to maintain profitability or achieve growth:

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

We depend on owner-operators for most of our transportation needs. In 2018, owner-operators provided 49.2% of our purchased transportation. Competition for owner-operators is intense, and sometimes there are shortages of available owner-operators. In addition, a decline in the availability of trucks, tractors and trailers for owner-operator purchase or use may negatively affect our ability to hire, attract or retain available owner-operators. We also need a large number of freight handlers to operate our business efficiently. During periods of low unemployment in the areas where our terminals are located, we may have difficulty hiring and retaining a sufficient number of freight handlers. If we have difficulty attracting and retaining enough qualified freight handlers and owner-operators, we may be forced to increase wages and benefits or to increase the cost at which we contract with our owner-operators, either of which would increase our operating costs. This difficulty may also impede our ability to maintain our delivery schedules, which could make our service less competitive and force us to curtail our planned growth. A capacity deficit may lead to a loss of customers and a decline in the volume of freight we receive from customers.

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

We rely heavily on our information technology systems to efficiently run our business, and they are a key component of our growth strategy and competitive advantage. We expect our customers to continue to demand more sophisticated, fully integrated information systems from their transportation providers. To keep pace with changing technologies and customer demands, we must correctly interpret and address market trends and enhance the features and functionality of our information technology systems in response to these trends, which may lead to significant ongoing software development costs. We may be unable to accurately determine the needs of our customers and the trends in the transportation services industry or to design and implement the appropriate features and functionality of our information technology systems in a timely and cost-effective manner, which could put us at a competitive disadvantage and result in a decline in our efficiency, decreased demand for our services and a corresponding decrease in our revenues. In addition, we could incur software development costs for technology that is ultimately not deployed and thus, would require us to write-off these costs, which would negatively impact our financial results. Furthermore, as technology improves, our customers may be able to find alternatives to our services for matching shipments with available freight hauling capacity.

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

Our information technology systems are subject to cybersecurity risks, some of which are beyond our control.

We depend on the proper functioning and availability of our information systems in operating our business, including communications and data processing systems. It is important that the data processed by these systems remains confidential, as it often includes competitive customer information, confidential customer transaction data, employee records, and key financial and operational results and statistics. Some of our software applications are utilized by third parties who provide outsourced administrative functions, which exposes us to additional cybersecurity risks. Although our information systems are protected through physical and software safeguards as well as backup systems considered appropriate by management, it is difficult to fully protect against the possibility of damage or breach created by cybersecurity attacks or other security attacks in every potential circumstance that may arise. As cybersecurity attacks are increasing in frequency and sophistication it becomes even more difficult to protect against a breach of our information systems.

Cybersecurity incidents that impact the availability, reliability, speed, accuracy, or other proper functioning of these information systems could have a significant impact on our operations. Failure to prevent or mitigate data loss or system intrusions from cybersecurity attacks, including system failure, security breach, disruption by malware, or other damage, could expose us or our vendors or customers to a risk of loss or misuse of such information, interrupt or delay our operations, damage our reputation, cause a loss of customers, result in litigation or potential liability for us and otherwise harm our business. Likewise, data privacy breaches by employees and others who access our systems may pose a risk that sensitive customer or vendor data may be exposed to unauthorized persons or to the public, adversely impacting our customer service, employee relationships and our reputation.

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

We are subject to risks associated with the availability and price of fuel. Fuel prices have fluctuated dramatically over recent years. Future fluctuations in the availability and price of fuel could adversely affect our results of operations. Fuel availability and prices can be impacted by factors beyond our control, such as natural or man-made disasters, adverse weather conditions, political events, disruption or failure of technology or information systems, price and supply decisions by oil producing countries and cartels, terrorist activities, armed conflict and world supply and demand imbalance. Over time we have been able to mitigate the impact of the fluctuations through our fuel surcharge programs. Our fuel surcharge rates are set weekly based on the national average for fuel prices as published by the U.S. Department of Energy and our fuel surcharge table. Our fuel surcharge revenue is the result of our fuel surcharge rates and the tonnage transiting our networks. There can be no assurance that our fuel surcharge revenue programs will be effective in the future as the fuel surcharge may not capture the entire amount of the increase in fuel prices. Additionally, decreases in fuel prices reduce the cost of transportation services and accordingly, could reduce our revenues and may reduce margins for certain lines of business. In addition to changing fuel prices, fluctuations in volumes and related load factors may subject us to volatility in our fuel surcharge revenue. Fuel shortages, changes in fuel prices and the potential volatility in fuel surcharge revenue may adversely impact our results of operations and overall profitability.

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

For the calendar year ended December 31, 2018, our top 10 customers, based on revenue, accounted for approximately 31% of our revenue. Our Expedited LTL, TLS and Intermodal segments typically do not have long-term contracts with their customers. While our Pool segment business may involve a long-term written contract, those contracts may contain cancellation clauses, and there is no assurance that our current customers will continue to utilize our services or continue at the same levels. A reduction in or termination of our services by one or more of our major customers could have a material adverse effect on our business and operating results.

We operate in highly competitive and fragmented segments of our industry, and our business will suffer if we are unable to adequately address downward pricing pressures and other factors that may adversely affect our results of operations, growth prospects and profitability.

The segments of the freight transportation industry in which we participate are highly competitive, very fragmented and historically have few barriers to entry. We compete with a large number of other asset-light logistics companies, asset-based carriers, integrated logistics companies, and third-party freight brokers. To a lesser extent, we also compete with integrated air cargo carriers and passenger airlines. Our competition ranges from small operators that compete within a limited geographic area to companies with substantially greater financial and other resources, including greater freight capacity.  We also face competition from freight forwarders who decide to establish their own networks to transport expedited ground freight, as well as from logistics companies, Internet matching services and Internet and third-party freight brokers, and new entrants to the market. In addition, customers can bring in-house some of the services we provide to them. We believe competition is based primarily on quality service, available capacity, on-time delivery, flexibility, reliability and security, transportation rates as well as the ability to acquire and maintain terminal facilities in desirable locations at reasonable rates. Many of our competitors periodically reduce their rates to gain business, especially during times of economic decline. In the past several years, several of our competitors have reduced their rates to unusually low levels that we believe are unsustainable in the long-term, but that may materially adversely affect our business in the short-term.

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

We have grown through acquisitions, and we intend to pursue opportunities to expand our business by acquiring other companies in the future. Acquisitions involve risks, including those relating to:

•	identification of appropriate acquisition candidates;

•	negotiation of acquisitions on favorable terms and valuations;

•	integration of acquired businesses and personnel;

•	implementation of proper business and accounting controls;

•	ability to obtain financing, at favorable terms or at all;

•	diversion of management attention;

•	retention of employees and customers;

•	non-employee driver attrition;

•	unexpected liabilities;

•	detrimental issues not discovered during due diligence.

Acquisitions also may affect our short-term cash flow and net income as we expend funds, potentially increase indebtedness and incur additional expenses. If we are not able to identify or acquire companies consistent with our growth strategy, or if we fail to successfully integrate any acquired companies into our operations, we may not achieve anticipated increases in revenue, cost savings and economies of scale, our operating results may actually decline and acquired goodwill and intangibles may become impaired.

We could be required to record a material non-cash charge to income if our recorded intangible assets or goodwill are determined to be impaired.

We have $113.7 million of recorded net definite-lived intangible assets on our consolidated balance sheet at December 31, 2018.  Our definite-lived intangible assets primarily represent the value of customer relationships and non-compete agreements that were recorded in conjunction with our various acquisitions.  We review our long-lived assets, such as our definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Impairment is recognized on these assets when the estimated fair value is less than the carrying value.  If such measurement indicates impairment, we would be required to record a non-cash impairment charge to our consolidated statement of comprehensive income in the amount that the carrying value of these assets exceed the estimated fair value of the assets.

We also have recorded goodwill of $199.1 million on our consolidated balance sheet at December 31, 2018. Goodwill is assessed for impairment annually (or more frequently if circumstances indicate possible impairment) for each of our reporting units. This assessment includes comparing the fair value of each reporting unit to the carrying value of the assets assigned to each reporting unit. If the carrying value of the reporting unit was to exceed our estimated fair value of the reporting unit, we would then be required to estimate the fair value of the individual assets and liabilities within the reporting unit to ascertain the amount of fair value of goodwill and any potential impairment. If we determine that our fair value of goodwill is less than the related book value, we could be required to record a non-cash impairment charge to our consolidated statement of comprehensive income, which could have a material adverse effect on our earnings.

We are dependent on our senior management team and other key employees, and the loss of any such personnel could materially and adversely affect our business, operating results and financial condition.

Our future performance depends, in significant part, upon the continued service of our senior management team and other key employees. We cannot be certain that we can retain these employees. The loss of the services of one or more of these or other key personnel could have a material adverse effect on our business, operating results and financial condition if we are unable to secure replacement personnel internally or through our recruitment programs and initiatives that have sufficient experience in our industry or in the management of our business. If we fail to develop, compensate, and retain a core group of senior management and other key employees and address issues of succession planning, it could hinder our ability to execute on our business strategies and maintain our level of service.

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

We currently maintain liability insurance coverage that we believe is adequate to cover third-party claims. We have a self-insured retention ("SIR") of $3.0 million per occurrence for vehicle and general liability claims and will be responsible for any damages and personal injuries below that self-insured amount. We are also responsible for varying annual aggregate deductible amounts of liability for claims in excess of the SIR/deductible. For the policy year that began April 1, 2018, we have an annual $6.0 million aggregate deductible for claims between $3.0 million and $5.0 million. We also have a $2.5 million aggregate deductible for claims between $5.0 million and $10.0 million. As a result, we are responsible for the first $7.5 million per claim, until we meet the $6.0 million aggregate deductible for claims between $3.0 million and $5.0 million and the $2.5 million aggregate deductible for claims between $5.0 million and $10.0 million. This insurance covers claims for the LTL Expedited and Pool Distribution segments. TLS maintains separate liability insurance coverage for claims between $0 and $5.0 million, and for the policy year that began April 1, 2018, TLS had no SIR for claims in this layer. Intermodal maintains separate liability insurance coverage for all liability claims. For the policy year that began April 1, 2018, Intermodal had an SIR of $50 thousand for each claim. We cannot guarantee that our SIR levels will not increase and/or that we have to agree to more unfavorable policy terms as a result of market conditions, poor claims experience or other factors.

We may also be subject to claims for workers’ compensation. We maintain workers’ compensation insurance coverage that we believe is adequate to cover such claims. We have a SIR of approximately $0.4 million for each such claim, except in Ohio, where we are a qualified self-insured entity with an approximately $0.5 million SIR. We could incur claims in excess of our policy limits or incur claims not covered by our insurance. Any claims beyond the limits or scope of our insurance coverage may have a material adverse effect on us. Because we do not carry “stop loss” insurance, a significant increase in the number of claims that we must cover under our self-insurance retainage could adversely affect our profitability. In addition, we may be unable to maintain insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against losses.

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

Historically, our operating results have been subject to seasonal trends when measured on a quarterly basis. Our first and second quarters have traditionally been the weakest compared to our third and fourth quarters. This trend is dependent on numerous factors including economic conditions, customer demand and weather. Because revenue is directly related to the available working days of shippers, national holidays and the number of business days during a given period may also create seasonal impact on our results of operations. After the winter holiday season and during the remaining winter months, our freight volumes are typically lower because some customers reduce shipment levels. In addition, a substantial portion of our revenue is derived from customers in industries whose shipping patterns are tied closely to consumer demand which can sometimes be difficult to predict or are based on just-in-time production schedules. Therefore, our revenue is, to a large degree, affected by factors that are outside of our control. There can be no assurance that our historic operating patterns will continue in future periods as we cannot influence or forecast many of these factors.

Our results of operations may be affected by harsh weather conditions and disasters.

Certain weather-related conditions such as ice and snow can disrupt our operations. Our operating expenses have historically been higher in the winter months because of cold temperatures and other adverse winter weather conditions, which result in decreased fuel efficiency, increased cold weather-related maintenance costs of revenue equipment and increased insurance and claims costs. Harsh weather could also reduce our ability to transport freight, which could result in decreased revenues. Disasters, whether natural or man-made can also adversely affect our performance by reducing demand and reducing our ability to transport freight, which could result in decreased revenue and increased operating expenses.

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

In December 2010, the Federal Motor Carrier Safety Administration (“FMCSA”)  established the Compliance Safety Accountability (“CSA”) motor carrier oversight program under which drivers and fleets are evaluated based on certain safety-related standards. Carriers’ safety and fitness ratings under CSA include the on-road safety performance of the carriers’ drivers. The FMCSA has also implemented changes to the hours of service (“HOS”) regulations which govern the work hours of commercial drivers and adopted a rule that requires commercial drivers who use paper log books to maintain hours-of-service records with electronic logging devices (“ELDs”) and will require commercial drivers who use automatic on-board recording devices (“AOBRDs”) to record HOS to use ELDs by December 2019. The vast majority of our companies’ fleets utilize AOBRDs, and we are currently in the process of updating our fleets to meet the ELD requirement deadline of December 2019. At any given time, there are also other proposals for safety-related standards that are pending legislative or administrative approval or adoption. If additional or more stringent standards are adopted, such may result in a reduction of the pool of qualified drivers available to us and to other motor carriers in our industry. If we experience safety and fitness violations, our safety and fitness scores could be adversely impacted and our fleets could be ranked poorly as compared to our peers. A reduction in our safety and fitness scores or those of our contracted drivers could also reduce our competitiveness in relation to other companies that have higher scores. Additionally, competition for qualified drivers and motor carriers with favorable safety ratings may increase and thus result in increases in driver-related compensation costs.

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

Our operations are subject to environmental laws and regulations dealing with, among other things, the handling of hazardous materials, discharge and retention of stormwater, and emissions from our vehicles. We operate in industrial areas, where truck terminals and other industrial activities are located, and where groundwater or other forms of environmental contamination may have occurred. Our operations involve the risks of fuel spillage, environmental damage, and hazardous waste disposal, among others. If we are involved in a spill or other accident involving hazardous substances, or if we are found to be in violation of applicable environmental laws or regulations, it could significantly increase our cost of doing business. Under specific environmental laws and regulations, we could be held responsible for all of the costs relating to any contamination at our past or present terminals and at third-party waste disposal sites. If we fail to comply with applicable environmental laws and regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

In addition, as global warming issues become more prevalent, federal and local governments and our customers are beginning to respond to these issues. This increased focus on sustainability may result in new regulations and customer requirements that could negatively affect us. This could cause us to incur additional direct costs or to make changes to our operations in order to comply with any new regulations and customer requirements, as well as increased indirect costs or loss of revenue resulting from, among other things, our customers incurring additional compliance costs that affect our costs and revenues. We could also lose revenue if our customers divert business from us because we have not complied with their sustainability requirements. These costs, changes and loss of revenue could have a material adverse effect on our business, financial condition and results of operations. Even without any new legislation or regulation, increased public concern regarding greenhouse gases emitted by transportation carriers could harm the reputations of companies operating in the transportation logistics industries and shift consumer demand toward more locally sourced products and away from our services.

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

Our financing costs may be adversely affected by changes in LIBOR.

LIBOR, the London interbank offered rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rate on loans globally. We use LIBOR as a reference rate in our revolving credit facility to calculate interest due to our lender. On July 27, 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced its intention to phase out LIBOR by the end of 2021. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. If LIBOR ceases to exist, we may need to renegotiate our credit agreement with our lender. This could have an adverse effect on our financing costs.

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

We also own facilities near Dallas/Fort Worth, Texas, Chicago, Illinois and Atlanta, Georgia, all of which are used by the Expedited LTL segment.  The Dallas/Fort Worth, Texas facility has over 216,000 square feet with 134 trailer doors and approximately 28,000 square feet of office space.  The Chicago, Illinois facility is over 125,000 square feet with 110 trailer doors and over 10,000 square feet of office space. The Atlanta, Georgia facility is over 142,000 square feet with 118 trailer doors and approximately 12,000 square feet of office space. We lease our shared services headquarters in Greeneville, Tennessee. During 2016, we renewed the lease through 2023. We also lease our executive headquarters in Atlanta, Georgia.

We lease and maintain 143 additional terminals, office spaces and other properties located in major cities throughout the United States and Canada. Lease terms for these terminals are typically for three to seven years. As a result of the Towne acquisition, we currently have 2 idle facilities that we are still leasing. In addition, we have operations in 25 cities operated by independent agents who handle freight for us on a commission basis.

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

Part II

Item 5.        Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our Common Stock trades on The Nasdaq Global Select Stock Market™ under the symbol “FWRD.”

There were approximately 638 shareholders of record of our Common Stock as of January 16, 2019.

Subsequent to December 31, 2018, our Board of Directors declared a cash dividend of $0.18 per share that will be paid in the first quarter of 2019. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

There are no material restrictions on our ability to declare dividends.

None of our securities were sold during fiscal year 2018 without registration under the Securities Act.

Stock Performance Graph

The following graph compares the percentage change in the cumulative shareholder return on our Common Stock with The Nasdaq Trucking and Transportation Stocks Index and The Nasdaq Global Select Stock Market™ Index commencing on the last trading day of December 2013 and ending on the last trading day of December 2018. The graph assumes a base investment of $100 made on December 31, 2013 and the respective returns assume reinvestment of all dividends. The comparisons in this graph are required by the SEC and, therefore, are not intended to forecast or necessarily be indicative of any future return on our Common Stock.

The performance graph and related information shall not be deemed “soliciting material” or be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

	2013	2014	2015	2016	2017	2018
Forward Air Corporation	$100	$115	$98	$108	$131	$125
Nasdaq Trucking and Transportation Stocks Index	100	139	117	142	178	161
Nasdaq Global Select Stock Market Index	100	114	121	130	167	161

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program (1) (2)
October 1-31, 2018	15,000	$59.1	15,000	1,039,048
November 1-30, 2018	285,151	61.7	285,151	753,897
December 1-31, 2018	44,502	59.7	44,502	709,395
Total	344,653	$61.3	344,653	709,395
(1) On July 21, 2016, the Board of Directors approved a stock repurchase program for up to 3.0 million shares of the Company's common stock.
(2) On February 5, 2019, the Board of Directors canceled the Company’s remaining 2016 share repurchase authorization and approved a stock repurchase authorization for up to 5.0 million shares of the Company’s common stock.

Item 6.        Selected Financial Data

The following table sets forth our selected financial data. The selected financial data should be read in conjunction with our "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and notes thereto, included elsewhere in this report.

	Year ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2018	2017	2016	2015	2014
		(As Adjusted)	(As Adjusted)	(As Adjusted)	(As Adjusted)
	(In thousands, except per share data)
Income Statement Data:
Operating revenue	$1,320,886	$1,169,346	$1,030,210	$987,894	$824,654
Income from operations	122,031	108,757	59,703	81,674	96,325
Operating margin (1)	9.2%	9.3%	5.8%	8.3%	11.7%

Net income	92,051	87,255	27,505	55,516	61,120
Net income per share:
Basic	$3.14	$2.90	$0.90	$1.79	$1.98
Diluted	$3.12	$2.89	$0.90	$1.78	$1.95

Cash dividends declared per common share	$0.63	$0.60	$0.51	$0.48	$0.48

Balance Sheet Data (at end of period):
Total assets	$760,215	$692,622	$644,048	$702,327	$541,493
Long-term obligations, net of current portion	47,335	40,588	725	28,856	1,275
Shareholders' equity	553,244	532,699	498,344	509,497	463,064

(1) Income from operations as a percentage of operating revenue
Note: Prior period balances have been adjusted to confirm with revenue guidance issued in 2014 (Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers). See additional discussion in Note 1, Accounting Policies to our Consolidated Financial Statements.

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Executive Summary

Our services are classified into four reportable segments: Expedited LTL, TLS, Intermodal and Pool Distribution.

Through the Expedited LTL segment, we operate a comprehensive national network to provide expedited regional, inter-regional and national LTL services. Expedited LTL offers customers local pick-up and delivery and other services including shipment consolidation and deconsolidation, warehousing, final mile solutions, customs brokerage and other handling. Because of our roots in serving the deferred air freight market, our terminal network is located at or near airports in the United States and Canada.

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

Trends and Developments

Appointment of New President and Chief Executive Officer

Effective September 1, 2018 ("Effective Date"), Thomas Schmitt was named the Company's President and Chief Executive Officer and Bruce A. Campbell, our then President and Chief Executive Officer, assumed the position of Executive Chairman. The Company's Board of Directors (the "Board") appointed Mr. Schmitt to the Board as of the Effective Date. On February 5, 2019, Mr. Campbell informed the Board of his intent to retire from his position as Executive Chairman of the Company and decision not to stand for re-election to the Board immediately preceding the Company’s 2019 annual meeting of shareholders (the “2019 Annual Meeting”) which is expected to occur on May 7, 2019. The Board and Mr. Campbell agreed that he will continue to serve the Company as a consultant for 24 months following his retirement. Following Mr. Campbell’s retirement, Tom Schmitt is expected to become the Chairman of the Board and Craig Carlock is expected to become the Company’s Lead Independent Director, subject to their reelection to the Board at the Company’s 2019 Annual Meeting.

Intermodal Acquisitions

As part of our strategy to expand our Intermodal operations, in January 2016, we acquired certain assets of Ace for $1.7 million and in August 2016, we acquired certain assets of Triumph for $10.1 million and an earnout of $1.3 million paid in September 2017. In May 2017, we acquired certain assets of Atlantic for $22.5 million and in October 2017, we acquired certain assets of KCL for $0.7 million. In July 2018, we acquired certain assets of MMT for $3.7 million and in October 2018 we acquired certain assets of Southwest for $16.3 million. These acquisitions provide an opportunity for our Intermodal segment to expand into additional geographic markets or add volumes to our existing locations. The assets, liabilities, and operating results of these acquisitions have been included in the Company's consolidated financial statements from the date of acquisition and have been assigned to the Intermodal reportable segment.

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

Results from Operations
The following table sets forth our consolidated historical financial data for the years ended December 31, 2018 and 2017 (in millions):

	Year ended December 31,
	2018	2017	Change	Percent Change
		(As Adjusted)
Operating revenue:
Expedited LTL	$747.6	$655.8	$91.8	14.0%
Truckload Premium Services	192.6	201.7	(9.1)	(4.5)
Intermodal	201.0	154.7	46.3	29.9
Pool Distribution	194.1	168.5	25.6	15.2
Eliminations and other operations	(14.4)	(11.4)	(3.0)	26.3
Operating revenue	1,320.9	1,169.3	151.6	13.0
Operating expenses:
Purchased transportation	613.6	545.1	68.5	12.6
Salaries, wages, and employee benefits	300.2	265.8	34.4	12.9
Operating leases	75.7	63.8	11.9	18.7
Depreciation and amortization	42.2	41.1	1.1	2.7
Insurance and claims	35.2	29.6	5.6	18.9
Fuel expense	23.1	16.5	6.6	40.0
Other operating expenses	108.8	98.6	10.2	10.3
Total operating expenses	1,198.8	1,060.5	138.3	13.0
Income (loss) from operations:
Expedited LTL	96.4	88.0	8.4	9.5
Truckload Premium Services	5.1	3.2	1.9	59.4
Intermodal	23.3	13.0	10.3	79.2
Pool Distribution	5.9	6.4	(0.5)	(7.8)
Other operations	(8.6)	(1.8)	(6.8)	377.8
Income from operations	122.1	108.8	13.3	12.2
Other expense:
Interest expense	(1.8)	(1.2)	(0.6)	50.0
Total other expense	(1.8)	(1.2)	(0.6)	50.0
Income before income taxes	120.3	107.6	12.7	11.8
Income taxes	28.2	20.3	7.9	38.9
Net income and comprehensive income	$92.1	$87.3	$4.8	5.5%

Note: Prior period balances have been adjusted to conform with revenue guidance issued in 2014 (ASU 2014-09, Revenue from Contracts with Customers). See additional discussion in Note 1, Accounting Policies to our Consolidated Financial Statements.

Revenues

During the year ended December 31, 2018, revenue increased 13.0% compared to the year ended December 31, 2017. The revenue increase was primarily driven by increased revenue from our LTL Expedited segment of $91.8 million driven by increased network revenue, fuel surcharge revenue and other terminal based revenue over the prior year. The Company's other segments also had revenue growth over prior year with the exception of the TLS Segment where revenue decreased due to deliberate shedding of lower margin business.

Our fuel surcharge revenue is the result of our fuel surcharge rates, which are set weekly using the national average for diesel price per gallon, and volume transiting our network.  During the year ended December 31, 2018, total fuel surcharge revenue increased 49.5% as compared to the same period in 2017, mostly due to increased fuel prices, rate increases and increased volumes across the network.

Operating Expenses
Operating expenses increased $138.3 million primarily driven by purchased transportation increases of $68.5 million and salaries, wages and employee benefits increases of $34.4 million. Purchased transportation increased primarily due to increased volumes, increased utilization of third-party transportation providers, which are typically more costly than owner-operators and rate increases to owner-operators. Salaries, wages and employee benefits increased primarily due to increased personnel needs to support the additional volumes.
Operating Income and Segment Operations

As a result of the above, operating income increased $13.3 million, or 12.2%, from 2017 to $122.1 million for the year ended December 31, 2018. The results for our four reportable segments are discussed in detail in the following sections.

Interest Expense

Interest expense was $1.8 million for the year ended December 31, 2018 compared to $1.2 million for the same period in 2017. The increase in interest expense was attributable to additional borrowings on our revolving credit facility.

Income Taxes

The combined federal and state effective tax rate for the year ended December 31, 2018 was 23.4% compared to a rate of 18.9% for the same period in 2017. The effective tax rate for 2018 is primarily the result of the enactment of the Tax Cuts and Jobs Act, which lowered the statutory federal income tax rate to 21.0% from 35.0%. The lower effective tax rate for 2017 is the result of the impact of lowering the value of our net deferred tax liabilities as of December 31, 2017 following the enactment of the Tax Cuts and Jobs Act.

Net Income

As a result of the foregoing factors, net income increased by $4.8 million, or 5.5%, to $92.1 million for the year ended December 31, 2018 compared to $87.3 million for the same period in 2017.

Expedited LTL - Year Ended December 31, 2018 compared to Year Ended December 31, 2017

The following table sets forth our historical financial data of the Expedited LTL segment for the years ended December 31, 2018 and 2017 (in millions):

Expedited LTL Segment Information
(In millions)
(Unaudited)

	Year ended
	December 31,	Percent of	December 31,	Percent of		Percent
	2018	Revenue	2017	Revenue	Change	Change
			(As Adjusted)
Operating revenue	$747.6	100.0%	$655.8	100.0%	$91.8	14.0%

Operating expenses:
Purchased transportation	347.4	46.5	290.1	44.2	57.3	19.8
Salaries, wages and employee benefits	163.8	21.9	146.5	22.3	17.3	11.8
Operating leases	41.4	5.5	36.7	5.6	4.7	12.8
Depreciation and amortization	22.5	3.0	22.1	3.4	0.4	1.8
Insurance and claims	14.3	1.9	15.4	2.3	(1.1)	(7.1)
Fuel expense	6.2	0.8	3.8	0.6	2.4	63.2
Other operating expenses	55.6	7.4	53.2	8.1	2.4	4.5
Total operating expenses	651.2	87.1	567.8	86.6	83.4	14.7
Income from operations	$96.4	12.9%	$88.0	13.4%	$8.4	9.5%

Expedited LTL Operating Statistics

	Year ended
	December 31,	December 31,	Percent
	2018	2017	Change
		(As Adjusted)

Business days	255	254	0.4%

Tonnage
Total pounds ¹	2,562,205	2,478,059	3.4
Pounds per day ¹	10,048	9,756	3.0

Shipments
Total shipments ¹	4,173	4,048	3.1
Shipments per day ¹	16.4	15.9	3.1
Total shipments with pickup and/or delivery [1]	1,002	945	6.0

Weight per shipment	614	612	0.3

Revenue per hundredweight	$26.06	$23.91	9.0
Revenue per hundredweight, ex fuel	$22.01	$21.30	3.3

Revenue per shipment	$160	$146	9.6
Revenue per shipment, ex fuel	$135	$130	3.8%

¹ - In thousands

Revenues
Expedited LTL operating revenue increased $91.8 million, or 14.0%, to $747.6 million for the year ended December 31, 2018 from $655.8 million for the same period of 2017. This increase was due to increased network revenue, fuel surcharge revenue and other terminal based revenue over the prior year. Network revenue increased $37.7 million due to a 3.1% increase in shipments, a 3.4% increase in tonnage and a 3.3% increase in revenue per hundredweight, ex fuel over prior year. The increase in tonnage was due to an increase in class-rated shipments and the increase in revenue per hundredweight was due to increased shipment size and revenue per shipment. Fuel surcharge revenue increased $39.1 million largely due to rate increases to our fuel surcharges and increases in fuel prices and tonnage volumes.  Other terminal based revenue, which includes dedicated local pickup and delivery services, warehousing and terminal handling, increased $15.0 million, or 23.9%, to $77.4 million for the year ended December 31, 2018 from $62.4 million in the same period of 2017. The increase in other terminal revenue was mainly attributable to increases in certain final mile, dedicated local pickup and delivery revenues.

Purchased Transportation
Expedited LTL purchased transportation increased by $57.3 million, or 19.8%, to $347.4 million for the year ended December 31, 2018 from $290.1 million for the year ended December 31, 2017. As a percentage of segment operating revenue, Expedited LTL purchased transportation was 46.5% during the year ended December 31, 2018 compared to 44.2% for the same period of 2017. The increase is mostly due to an increase in our cost per mile as a result of increased utilization of third-party transportation providers, which are typically more costly than owner-operators and rate increases to owner-operators.

Salaries, Wages, and Benefits

Salaries, wages and employee benefits of Expedited LTL increased by $17.3 million, or 11.8%, to $163.8 million for the year ended December 31, 2018 from $146.5 million in the same period of 2017. Salaries, wages and employee benefits were 21.9% of Expedited LTL’s operating revenue for the year ended December 31, 2018 compared to 22.3% for the same period of 2017. The decrease in salaries, wages and employee benefits as a percentage of revenue was primarily attributable to a 0.5% decrease in health insurance costs as a percentage of revenue and a 0.2% decrease in Expedited LTL terminal and management salaries as a percentage of revenue. The decrease in salaries as a percentage of revenue is the impact of additional revenue on fixed salaries and improved operating efficiencies. These decreases were slightly offset by increased use of Company-employed drivers for transportation services.

Operating Leases
Operating leases increased $4.7 million, or 12.8%, to $41.4 million for the year ended December 31, 2018 from $36.7 million for the year ended December 31, 2017.  Operating leases were 5.5% of Expedited LTL’s operating revenue for the year ended December 31, 2018 compared to 5.6% for the year ended December 31, 2017.  The increase in cost is due to a $3.8 million increase in tractor rentals and leases and $2.2 million of additional facility lease expenses partly offset by a $1.4 million decrease in trailer leases and equipment rentals. Tractor leases increased due to the increased usage of Company-employed drivers mentioned above and facility leases increased due to the expansion of certain facilities. Trailer leases and equipment rentals decreased due to prior year rentals and leases that were replaced with purchased units.
Depreciation and Amortization
Expedited LTL depreciation and amortization increased $0.4 million, or 1.8%, to $22.5 million for the year ended December 31, 2018 from $22.1 million for the year ended December 31, 2017.  Depreciation and amortization expense as a percentage of Expedited LTL operating revenue was 3.0% in the year ended December 31, 2018 compared to 3.4% for the year ended December 31, 2017.   The decrease as a percentage of revenue was due to lower amortization expenses partly offset by the purchase of new trailers during 2018. The lower amortization expense was due to the completion of the useful life for an acquired customer relationship.
Insurance and Claims
Expedited LTL insurance and claims expense decreased $1.1 million, or 7.1%, to $14.3 million for the year ended December 31, 2018 from $15.4 million for the year ended December 31, 2017.  Insurance and claims as a percentage of Expedited LTL’s operating revenue was 1.9% for the year ended December 31, 2018 compared to 2.3% for the year ended December 31, 2017. The decrease as a percentage of revenue was attributable to lower vehicle liability claims and insurance premiums. At a consolidated level, vehicle claims reserves increased; see discussion in the "Other operations" section below.

Fuel Expense
Expedited LTL fuel expense increased $2.4 million, or 63.2%, to $6.2 million for the year ended December 31, 2018 from $3.8 million in the year ended December 31, 2017.  Fuel expense was 0.8% of Expedited LTL’s operating revenue for the years ended December 31, 2018 compared to 0.6% for the same period in 2017. LTL fuel expenses increased due to higher year-over-year fuel prices and increased Company-employed driver miles.
Other Operating Expenses
Expedited LTL other operating expenses increased $2.4 million, or 4.5%, to $55.6 million for the year ended December 31, 2018 from $53.2 million for the year ended December 31, 2017.  Expedited LTL other operating expenses were 7.4% of operating revenue for the year ended December 31, 2018 compared to 8.1% for the year ended December 31, 2017.  Other operating expenses include equipment maintenance, terminal and office expenses, professional fees and other over-the-road costs. The decrease as percentage of revenue was primarily the result of lower owner-operator costs, such as tolls, and lower maintenance due to the increased utilization of brokered transportation mentioned above. Additional decrease as a percentage of revenue was due to the year ended December 31, 2018 including the recovery of previously reserved receivables, while the same period of 2017 included an increase in receivables allowance.
Income from Operations
Expedited LTL income from operations increased by $8.4 million, or 9.5%, to $96.4 million for the year ended December 31, 2018 compared to $88.0 million for the year ended December 31, 2017.   Expedited LTL’s income from operations was 12.9% of operating revenue for the year ended December 31, 2018 compared to 13.4% for the year ended December 31, 2017.  The increase in income from operations was due to increases in revenue due to higher shipments, tonnage and fuel surcharge revenue. These improvements were mostly offset by increased utilization of third-party transportation providers, which caused the deterioration in income from operations as a percentage of revenue.

Truckload Premium Services - Year Ended December 31, 2018 compared to Year Ended December 31, 2017

The following table sets forth our historical financial data for the Truckload Premium Services segment for the years ended December 31, 2018 and 2017 (in millions):

Truckload Premium Services Segment Information
(In millions)
(Unaudited)

	Year ended
	December 31,	Percent of	December 31,	Percent of		Percent
	2018	Revenue	2017	Revenue	Change	Change
			(As Adjusted)
Operating revenue	$192.6	100.0%	$201.7	100.0%	$(9.1)	(4.5)%

Operating expenses:
Purchased transportation	144.8	75.2	153.7	76.2	(8.9)	(5.8)
Salaries, wages and employee benefits	19.1	9.9	20.4	10.1	(1.3)	(6.4)
Operating leases	0.5	0.3	0.9	0.5	(0.4)	(44.4)
Depreciation and amortization	6.4	3.3	6.3	3.1	0.1	1.6
Insurance and claims	4.5	2.4	5.4	2.7	(0.9)	(16.7)
Fuel expense	3.3	1.7	3.3	1.6	—	—
Other operating expenses	8.9	4.6	8.5	4.2	0.4	4.7
Total operating expenses	187.5	97.4	198.5	98.4	(11.0)	(5.5)
Income from operations	$5.1	2.6%	$3.2	1.6%	$1.9	59.4%

Truckload Premium Services Operating Statistics

	Year ended
	December 31,	December 31,	Percent
	2018	2017	Change
		(As Adjusted)

Total Miles [1]	78,889	96,598	(18.3)%
Empty Miles Percentage	9.0%	9.6%	(6.3)
Tractors (avg)	315	386	(18.4)
Miles per tractor per week [2]	2,178	2,700	(19.3)

Revenue per mile	$2.35	$2.02	16.3
Cost per mile	$1.89	$1.66	13.9%

¹ - In thousands
[2] - Calculated using Company driver and owner-operator miles

Revenues
TLS revenue decreased $9.1 million, or 4.5%, to $192.6 million for the year ended December 31, 2018 from $201.7 million in the same period of 2017. TLS revenue decreased due to a 18.3% decrease in overall miles mostly offset by a 16.3% increase in average revenue per mile. The decrease in overall miles was due to deliberate shedding of lower margin business as well as reduced fleet capacity versus the prior year period. The increased revenue per mile was primarily driven by rate increases to existing customers, higher fuel surcharges and, to a lesser extent, the aforementioned shedding of lower margin business.

Purchased Transportation

Purchased transportation costs for our TLS revenue decreased $8.9 million, or 5.8%, to $144.8 million for the year ended December 31, 2018 from $153.7 million for the year ended December 31, 2017. For the year ended December 31, 2018, TLS purchased transportation costs represented 75.2% of TLS revenue compared to 76.2% for the same period in 2017. TLS purchased transportation includes owner-operators and third-party carriers, while company-employed drivers are included in salaries, wages and benefits. The decrease in purchased transportation was attributable to an 18.4% decrease in purchased transportation miles mostly offset by a 14.6% increase in cost per mile during the year ended December 31, 2018 compared to the same period in 2017. The decrease in TLS purchased transportation miles was attributable to the revenue activity discussed above. The increase in cost per mile was due to increased utilization of third-party carriers, which are more costly than owner-operators.

Salaries, Wages, and Benefits

Salaries, wages and employee benefits of TLS decreased by $1.3 million, or 6.4%, to $19.1 million in the year ended December 31, 2018 from $20.4 million in the same period of 2017. Salaries, wages and employee benefits were 9.9% of TLS’s operating revenue in the year ended December 31, 2018 compared to 10.1% for the same period of 2017. The slight decrease in salaries, wages and employee benefits as a percentage of revenue was mostly attributable to a decrease in Company-employed driver miles partly offset by an increase in employee incentives and share-based compensation.

Operating Leases

Operating leases decreased $0.4 million, or 44.4%, to $0.5 million for the year ended December 31, 2018 from $0.9 million for the same period in 2017. Operating leases were 0.3% of TLS operating revenue for the year ended December 31, 2018 compared to 0.5% for the same period of 2017. The decrease was due to a decrease in trailer rentals, as TLS utilized purchased trailers during 2018 compared to rentals in the same period in 2017.

Depreciation and Amortization

Depreciation and amortization increased $0.1 million, or 1.6%, to $6.4 million for the year ended December 31, 2018 from $6.3 million for the year ended December 31, 2017.  Depreciation and amortization expense as a percentage of TLS operating revenue was 3.3% for the year ended December 31, 2018 compared to 3.1% for the same period in 2017. The increase was due to increased trailer depreciation on trailers purchased during 2018 and a full year of depreciation for new operating software placed in service during the fourth quarter of 2017. These increases were partly offset by lower amortization expense following the completion of the useful life for an acquired customer relationship.

Insurance and Claims

TLS insurance and claims decreased $0.9 million, or 16.7%, to $4.5 million for the year ended December 31, 2018 from $5.4 million for the year ended December 31, 2017. As a percentage of operating revenue, insurance and claims was 2.4% for the year ended December 31, 2018 compared to 2.7% for the year ended December 31, 2017. The decrease was due to lower vehicle liability claims. At a consolidated level, vehicle claims reserves increased; see discussion in the "Other operations" section below.

Fuel Expense

TLS fuel expense was $3.3 million for the year ended December 31, 2018 and 2017.  Fuel expenses were 1.7% of TLS operating revenue during the year ended December 31, 2018 compared to 1.6% for the year ended December 31, 2017.   The increase as a percentage of revenue was mostly attributable to higher year-over-year fuel prices partly offset by a decrease in Company-employed driver miles.

Other Operating Expenses

TLS other operating expenses increased $0.4 million, or 4.7%, to $8.9 million for the year ended December 31, 2018 compared to $8.5 million for the year ended December 31, 2017.  TLS other operating expenses were 4.6% of operating revenue for the year ended December 31, 2018 compared to 4.2% for the year ended December 31, 2017. Other operating expenses includes equipment maintenance, terminal and office expenses, professional fees and other costs of transiting shipments. The increase in other operating expenses was due to an increase in driver recruiting expenses.

Income from Operations
TLS income from operations increased $1.9 million, or 59.4%, to $5.1 million in income from operations for the year ended December 31, 2018 compared to $3.2 million for the same period in 2017. TLS income from operations was 2.6% of operating revenue for the year ended December 31, 2018 compared to 1.6% for the year ended December 31, 2017. The improvement in income from operations was due to rate increases and higher fuel surcharges to existing customers, the deliberate shedding of lower margin business and lower vehicle claims reserves.

Intermodal - Year Ended December 31, 2018 compared to Year Ended December 31, 2017

The following table sets forth our historical financial data of the Intermodal segment for the years ended December 31, 2018 and 2017 (in millions):

Intermodal Segment Information
(In millions)
(Unaudited)

	Year ended
	December 31,	Percent of	December 31,	Percent of		Percent
	2018	Revenue	2017	Revenue	Change	Change
			(As Adjusted)
Operating revenue	$201.0	100.0%	$154.7	100.0%	$46.3	29.9%

Operating expenses:
Purchased transportation	77.1	38.4	63.6	41.1	13.5	21.2
Salaries, wages and employee benefits	43.9	21.8	34.0	22.0	9.9	29.1
Operating leases	15.9	7.9	13.5	8.7	2.4	17.8
Depreciation and amortization	6.3	3.1	5.8	3.8	0.5	8.6
Insurance and claims	5.8	2.9	4.2	2.7	1.6	38.1
Fuel expense	6.6	3.3	3.9	2.5	2.7	69.2
Other operating expenses	22.1	11.0	16.7	10.8	5.4	32.3
Total operating expenses	177.7	88.4	141.7	91.6	36.0	25.4
Income from operations	$23.3	11.6%	$13.0	8.4%	$10.3	79.2%

Intermodal Operating Statistics

	Year ended
	December 31,	December 31,	Percent
	2018	2017	Change
		(As Adjusted)

Drayage shipments	305,239	233,093	31.0%
Drayage revenue per shipment	$567	$554	2.3
Number of locations	20	19	5.3%

Revenues

Intermodal operating revenue increased $46.3 million, or 29.9%, to $201.0 million for the year ended December 31, 2018 from $154.7 million for the same period in 2017. The increases in operating revenue was primarily attributable to a full year of revenue from Atlantic, which was acquired in May 2017, the impact of increased fuel surcharges and increased rental and storage revenues.

Purchased Transportation

Intermodal purchased transportation increased $13.5 million, or 21.2%, to $77.1 million for the year ended December 31, 2018 from $63.6 million for the same period in 2017.  Intermodal purchased transportation as a percentage of revenue was 38.4% for the year ended December 31, 2018 compared to 41.1% for the year ended December 31, 2017.  The decrease in Intermodal purchased transportation as a percentage of revenue was attributable to a change in revenue mix, as Intermodal had higher increases to revenue lines that did not require the use of purchased transportation. This was partly offset by a higher utilization of owner-operators as opposed to Company-employed drivers during 2018 compared to the same period of 2017, as Atlantic utilized more owner-operators than Company-employed drivers.

Salaries, Wages, and Benefits

Intermodal salaries, wages and employee benefits increased $9.9 million, or 29.1%, to $43.9 million for the year ended December 31, 2018 compared to $34.0 million for the year ended December 31, 2017.  As a percentage of Intermodal operating revenue, salaries, wages and benefits decreased to 21.8% for the year ended December 31, 2018 compared to 22.0% for the same period in 2017. The improvement in salaries, wages and employee benefits as a percentage of revenue was attributable to lower workers' compensation and health insurance costs as a percentage of revenue partly offset by higher employee incentives and share-based compensation.

Operating Leases

Operating leases increased $2.4 million, or 17.8% to $15.9 million for the year ended December 31, 2018 from $13.5 million for the same period in 2017.  Operating leases were 7.9% of Intermodal operating revenue for the year ended December 31, 2018 compared to 8.7% in the same period of 2017.  Operating leases decreased as a percentage of revenue since revenue that does not require trailer rentals increased at a faster pace than those that required trailer rental charges. The decrease as a percentage of revenue is also attributable to utilization of owned equipment acquired from Atlantic and the increase in revenue out-pacing the increase in facility rents.

Depreciation and Amortization

Depreciation and amortization increased $0.5 million, or 8.6%, to $6.3 million for the year ended December 31, 2018 from $5.8 million for the same period in 2017. Depreciation and amortization expense as a percentage of Intermodal operating revenue was 3.1% for the year ended December 31, 2018 compared to 3.8% for the same period of 2017. The increase in depreciation and amortization is due the amortization of intangible assets acquired during 2017 and 2018. Depreciation and amortization decreased as a percentage of revenue since revenue that does not require equipment increased at a faster pace than those that required equipment.

Insurance and Claims

Intermodal insurance and claims expense increased $1.6 million, or 38.1%, to $5.8 million for the year ended December 31, 2018 from $4.2 million for the year ended December 31, 2017.   Intermodal insurance and claims were 2.9% of operating revenue for the year ended December 31, 2018 compared to 2.7% for the same period in 2017. The increase in Intermodal insurance and claims was attributable to higher insurance premiums for the additional volumes and higher claims reserves. See additional discussion over the consolidated increase in self-insurance reserves related to vehicle claims in the "Other operations" section below.

Fuel Expense

Intermodal fuel expense increased $2.7 million, or 69.2%, to $6.6 million for the year ended December 31, 2018 from $3.9 million in the same period of 2017.  Fuel expenses were 3.3% of Intermodal operating revenue for the year ended December 31, 2018 compared to 2.5% in the same period of 2017.  Intermodal fuel expenses increased due to higher year-over-year fuel prices and increased Company-employed driver activity.

Other Operating Expenses

Intermodal other operating expenses increased $5.4 million, or 32.3%, to $22.1 million for the year ended December 31, 2018 compared to $16.7 million for the same period of 2017.  Intermodal other operating expenses as a percentage of revenue for the year ended December 31, 2018 were 11.0% compared to 10.8% for the same period of 2017.  The increase in Intermodal other operating expenses was due mostly due to a $4.6 million increase in container related rental and storage charges associated with revenue increases discussed previously. The remaining increase was due to increased equipment maintenance, facility costs and professional fees. These increases were partly offset by a $0.5 million reduction in the earn-out liability for the Atlantic acquisition during 2018.

Income from Operations

Intermodal’s income from operations increased by $10.3 million, or 79.2%, to $23.3 million for the year ended December 31, 2018 compared to $13.0 million for the same period in 2017.  Income from operations as a percentage of Intermodal operating revenue was 11.6% for the year ended December 31, 2018 compared to 8.4% in the same period of 2017.  The increase in operating income as a percentage of revenue was primarily attributable to the increase in high-margin storage and fuel revenues and a full year of the Atlantic acquisition.

Pool Distribution - Year Ended December 31, 2018 compared to Year Ended December 31, 2017

The following table sets forth our historical financial data of the Pool Distribution segment for the years ended December 31, 2018 and 2017 (in millions):

Pool Distribution Segment Information
(In millions)
(Unaudited)

	Year ended
	December 31,	Percent of	December 31,	Percent of		Percent
	2018	Revenue	2017	Revenue	Change	Change
			(As Adjusted)
Operating revenue	$194.1	100.0%	$168.5	100.0%	$25.6	15.2%

Operating expenses:
Purchased transportation	57.4	29.6	47.5	28.2	9.9	20.8
Salaries, wages and employee benefits	71.3	36.7	62.7	37.2	8.6	13.7
Operating leases	17.6	9.1	13.3	7.9	4.3	32.3
Depreciation and amortization	6.9	3.6	6.8	4.0	0.1	1.5
Insurance and claims	4.6	2.4	4.7	2.8	(0.1)	(2.1)
Fuel expense	7.0	3.6	5.5	3.3	1.5	27.3
Other operating expenses	23.4	12.1	21.6	12.8	1.8	8.3
Total operating expenses	188.2	97.0	162.1	96.2	26.1	16.1
Income from operations	$5.9	3.0%	$6.4	3.8%	$(0.5)	(7.8)%

Pool Distribution Operating Statistics

	Year ended
	December 31,	December 31,	Percent
	2018	2017	Change
		(As Adjusted)

Cartons [1]	92,976	82,196	13.1%
Revenue per carton	$2.09	$2.05	2.0
Terminals	28	28	—

1 In thousands

Revenues
Pool operating revenue increased $25.6 million, or 15.2%, to $194.1 million for the year ended December 31, 2018 from $168.5 million for the year ended December 31, 2017.  The revenue increase was due to increased volumes from previously existing customers, new business and rate increases.

Purchased Transportation

Pool purchased transportation increased $9.9 million, or 20.8%, to $57.4 million for the year ended December 31, 2018 from $47.5 million for the year ended December 31, 2017.  Pool purchased transportation as a percentage of revenue was 29.6% for the year ended December 31, 2018 compared to 28.2% for the same period in 2017.  The increase in Pool purchased transportation as a percentage of revenue was attributable to increased rates charged by, and increased utilization of, third-party carriers to cover the increases in revenue.

Salaries, Wages, and Benefits
Salaries, wages and employee benefits of Pool increased by $8.6 million, or 13.7%, to $71.3 million for the year ended December 31, 2018 from $62.7 million for the year ended December 31, 2017.  As a percentage of Pool operating revenue, salaries, wages and benefits were 36.7% for the year ended December 31, 2018 compared to 37.2% for the same period in 2017. The decrease in salaries, wages and benefits as a percentage of revenue was the result of decreases in employee incentives, driver pay and group health insurance costs partly offset by increased dock pay. Dock pay deteriorated as a percentage of revenue as increasing revenue volumes required the use of more costly contract labor.

Operating Leases

Operating leases increased $4.3 million, or 32.3%, to $17.6 million for the year ended December 31, 2018 from $13.3 million for the year ended December 31, 2017.  Operating leases were 9.1% of Pool operating revenue for the year ended December 31, 2018 compared to 7.9% for the year ended December 31, 2017.  Operating leases increased as a percentage of revenue due to increases in facility lease expenses and tractor leases for the additional revenue discussed above and the use of leased tractors to replace old purchased equipment. The increase in facility lease expenses is mostly due to a $1.0 million charge to vacate a facility.

Depreciation and Amortization

Depreciation and amortization increased $0.1 million, or 1.5%, to $6.9 million for the year ended December 31, 2018 compared to $6.8 million for the same period in 2017.  Depreciation and amortization expense as a percentage of Pool operating revenue was 3.6% for the year ended December 31, 2018 compared to 4.0% for the year ended December 31, 2017.  The decrease in Pool depreciation and amortization as a percentage of revenue was due to the increase in leased tractors mentioned above instead of purchased equipment, partly offset by increased trailer depreciation on trailers purchased during 2018.

Insurance and Claims

Pool insurance and claims decreased $0.1 million, or 2.1%, to $4.6 million for the year ended December 31, 2018 from $4.7 million for the year ended December 31, 2017. As a percentage of operating revenue, insurance and claims was 2.4% for the year ended December 31, 2018 compared to 2.8% for the year ended December 31, 2017. The decrease as a percentage of revenue was due to a $0.5 million reimbursement of legal fees in the year ended December 31, 2018 for expenses incurred in prior periods. The decrease as a percentage of revenue was also due to a decrease in vehicle liability claims. At a consolidated level, vehicle claims reserves increased; see discussion in the "Other operations" section below.

Fuel Expense

Pool fuel expense increased $1.5 million, or 27.3%, to $7.0 million for the year ended December 31, 2018 from $5.5 million for the year ended December 31, 2017.  Fuel expenses were 3.6% of Pool operating revenue during the year ended December 31, 2018 compared to 3.3% for the year ended December 31, 2017.  Pool fuel expenses increased due to higher year-over-year fuel prices, higher revenue volumes and increased Company-employed driver miles.

Other Operating Expenses

Pool other operating expenses increased $1.8 million, or 8.3%, to $23.4 million for the year ended December 31, 2018 compared to $21.6 million for the year ended December 31, 2017.  Pool other operating expenses were 12.1% of operating revenue for the year ended December 31, 2018 compared to 12.8% for the year ended December 31, 2017. Other operating expenses includes equipment maintenance, terminal and office expenses, professional fees and other over-the-road costs.  As a percentage of revenue the decrease was attributable to a 0.6% decrease in equipment maintenance costs and a 0.3% decrease in agent terminal handling costs. These decreases were partly offset by a 0.1% increase as a percentage of revenue in recruiting expenses.

Income from Operations

Pool income from operations decreased by $0.5 million, or 7.8% to $5.9 million for the year ended December 31, 2018 from $6.4 million for the year ended December 31, 2017.  Pool income from operations was 3.0% of operating revenue for the year ended December 31, 2018 compared to 3.8% of operating revenue for the year ended December 31, 2017.  The deterioration in Pool operating income was primarily the result of increased utilization of and higher rates charged by third-party carriers and increasing revenue volumes required the use of more costly contract labor. Pool's operating income also decreased due to the one-time charge to vacate a facility during 2018.

Other operations - Year Ended December 31, 2018 compared to Year Ended December 31, 2017

Other operating activity declined from a $1.8 million operating loss during the year ended December 31, 2017 to a $8.6 million operating loss during the year ended December 31, 2018. The year ended December 31, 2018 included a $6.0 million increase in self-insurance reserves related to existing vehicular claims and $0.8 million in self-insurance reserves resulting from analysis of our workers' compensation claims. The loss was also attributable to $1.2 million in costs related to the CEO transition, comprised of recruiting fees and retention share awards.

The $1.8 million operating loss for the year ending December 31, 2017 included a $1.2 million reserve for vehicle and workers' compensation claims, $0.9 million of executive severance costs and $0.4 million of turn in costs from old Towne equipment. These costs were partly offset by $0.7 million of indemnification funds received related to the Towne acquisition. These costs and benefits were kept at the corporate level and not passed through to our operating segments.

Results of Operations

The following table sets forth our historical financial data for the years ended December 31, 2017 and 2016 (in millions):

	Year ended December 31,
	2017	2016	Change	Percent Change
	(As Adjusted)	(As Adjusted)
Operating revenue:
Expedited LTL	$655.8	$596.5	$59.3	9.9%
Truckload Premium Services	201.8	181.0	20.8	11.5
Intermodal	154.7	105.7	49.0	46.4
Pool Distribution	168.5	151.9	16.6	10.9
Eliminations and other operations	(11.4)	(4.9)	(6.5)	132.7
Operating revenue	1,169.4	1,030.2	139.2	13.5
Operating expenses:
Purchased transportation	545.1	460.8	84.3	18.3
Salaries, wages, and employee benefits	265.8	242.3	23.5	9.7
Operating leases	63.8	60.5	3.3	5.5
Depreciation and amortization	41.1	38.2	2.9	7.6
Insurance and claims	29.6	25.4	4.2	16.5
Fuel expense	16.5	13.2	3.3	25.0
Other operating expenses	98.7	87.7	11.0	12.5
Impairment of goodwill, intangibles and other assets	—	42.4	(42.4)	(100.0)
Total operating expenses	1,060.6	970.5	90.1	9.3
Income (loss) from operations:
Expedited LTL	88.0	83.1	4.9	5.9
Truckload Premium Services	3.2	(35.4)	38.6	NM
Intermodal	13.0	11.1	1.9	17.1
Pool Distribution	6.4	3.6	2.8	77.8
Other operations	(1.8)	(2.7)	0.9	(33.3)
Income from operations	108.8	59.7	49.1	82.2
Other expense:
Interest expense	(1.2)	(1.6)	0.4	(25.0)
Total other expense	(1.2)	(1.6)	0.4	(25.0)
Income before income taxes	107.6	58.1	49.5	85.2
Income taxes	20.3	30.6	(10.3)	(33.7)
Net income and comprehensive income	$87.3	$27.5	$59.8	217.5%

Note: Prior period balances have been adjusted to confirm with revenue guidance issued in 2014 (ASU 2014-09, Revenue from Contracts with Customers). See additional discussion in Note 1, Accounting Policies to our Consolidated Financial Statements.

Revenues

During the year ended December 31, 2017, revenue increased 13.5% compared to the year ended December 31, 2016. The revenue increase was primarily driven by increased revenue from our LTL Expedited segment of $59.3 million driven by increased network revenue, fuel surcharge revenue and other terminal based revenue over the prior year. Revenue also increased $49.0 million in our Intermodal segment primarily attributable to the acquisition of Atlantic, Triumph and Ace and the impact of increased fuel surcharges.

Our fuel surcharge revenue is the result of our fuel surcharge rates, which are set weekly using the national average for diesel price per gallon, and volume transiting our network.  During the year ended December 31, 2017, total fuel surcharge revenue increased 41.9% as compared to the same period in 2016, mostly due to increased fuel prices and increased volumes in the Expedited LTL, Intermodal and Pool Distribution segments.

Operating Expenses

Operating expenses increased $90.1 million primarily driven by purchased transportation increases of $84.3 million and salaries, wages and employee benefits increases of $23.5 million, offset by a $42.4 million impairment discussed further in the TLS segment section below. Purchased transportation increased primarily due to increased volumes and increased utilization of third-party transportation providers, which are typically more costly than owner-operators. Salaries, wages and employee benefits increased primarily due to increased personnel needs to support the additional volumes.
Operating Income and Segment Operations

As a result of the above, operating income increased $49.1 million, or 82.2%, from 2016 to $108.8 million for the year ended December 31, 2017. The results for our four reportable segments are discussed in detail in the following sections.

Interest Expense

Interest expense was $1.2 million for the year ended December 31, 2017 compared to $1.6 million for the same period in 2016. The decrease in interest expense was attributable to principal payments made on the term loan partly offset by borrowings on our revolving credit facility.

Income Taxes

The combined federal and state effective tax rate for the year ended December 31, 2017 was 18.9% compared to a rate of 52.7% for the same period in 2016. The lower effective tax rate for 2017 is the result of the enactment of the Tax Cuts and Jobs Act, which lowered the value of our net deferred tax liabilities. Also, the 2016 effective tax rate reflected the impairment of goodwill in the second quarter of 2016 that is non-deductible for tax purposes.

Net Income

As a result of the foregoing factors, net income increased by $59.8 million, or 217.5%, to $87.3 million for the year ended December 31, 2017 compared to $27.5 million for the same period in 2016.

Expedited LTL - Year Ended December 31, 2017 compared to Year Ended December 31, 2016

The following table sets forth our historical financial data of the Expedited LTL segment for the years ended December 31, 2017 and 2016 (in millions):

Expedited LTL Segment Information
(In millions)
(Unaudited)

	Year ended
	December 31,	Percent of	December 31,	Percent of		Percent
	2017	Revenue	2016	Revenue	Change	Change
	(As Adjusted)		(As Adjusted)
Operating revenue	$655.8	100.0%	$596.5	100.0%	$59.3	9.9%

Operating expenses:
Purchased transportation	290.0	44.2	250.7	42.0	39.3	15.7
Salaries, wages and employee benefits	146.6	22.4	139.2	23.3	7.4	5.3
Operating leases	36.7	5.6	34.5	5.8	2.2	6.4
Depreciation and amortization	22.1	3.4	21.9	3.7	0.2	0.9
Insurance and claims	15.4	2.3	13.2	2.2	2.2	16.7
Fuel expense	3.8	0.6	3.3	0.6	0.5	15.2
Other operating expenses	53.2	8.1	50.6	8.5	2.6	5.1
Total operating expenses	567.8	86.6	513.4	86.1	54.4	10.6
Income from operations	$88.0	13.4%	$83.1	13.9%	$4.9	5.9%

Expedited LTL Operating Statistics

	Year ended
	December 31,	December 31,	Percent
	2017	2016	Change
	(As Adjusted)	(As Adjusted)

Business days	254	255	(0.4)%

Tonnage
Total pounds ¹	2,478,059	2,339,632	5.9
Pounds per day ¹	9,756	9,175	6.3

Shipments
Total shipments ¹	4,048	3,770	7.4
Shipments per day ¹	15.9	14.8	7.4
Total shipments with pickup and/or delivery [1]	945	782	20.8

Weight per shipment	612	621	(1.4)

Revenue per hundredweight	$23.91	$23.30	2.6
Revenue per hundredweight, ex fuel	$21.30	$21.25	0.2

Revenue per shipment	$146	$145	0.7
Revenue per shipment, ex fuel	$130	$132	(1.5)%

¹ - In thousands

Revenues
Expedited LTL operating revenue increased $59.3 million, or 9.9%, to $655.8 million for the year ended December 31, 2017 from $596.5 million for the same period of 2016. This increase was due to increased network revenue, fuel surcharge revenue and other terminal based revenue over the prior year. Network revenue increased $30.9 million due to a 7.4% increase in shipments and a 5.9% increase in tonnage, partly offset by a 1.5% decrease in revenue per shipment, ex fuel over prior year. The increase in tonnage is due to a growing percentage of total volume from shipments with higher density attributes and a slightly lower length of haul than our traditional shipments, driving the decrease in revenue per shipment, ex fuel. Additionally, fuel surcharge revenue increased $16.6 million largely due to the increase in fuel prices and volume increases. Other terminal based revenues, which includes dedicated local pickup and delivery services, warehousing and terminal handling, increased $11.8 million, or 23.2%, to $62.4 million in 2017 from $50.7 million in the same period of 2016. The increase in other terminal revenue was mainly attributable to increases in dedicated local pickup and delivery.

Purchased Transportation
Expedited LTL’s purchased transportation increased by $39.3 million, or 15.7%, to $290.0 million for the year ended December 31, 2017 from $250.7 million for the year ended December 31, 2016. As a percentage of segment operating revenue, Expedited LTL purchased transportation was 44.2% during the year ended December 31, 2017 compared to 42.0% for the same period of 2016. The increase is mostly due to a 6.0% increase in our cost per mile, ex fuel. The higher cost per mile is due to increased utilization of third-party transportation providers, which are typically more costly than owner-operators.

Salaries, Wages, and Benefits

Salaries, wages and employee benefits of Expedited LTL increased by $7.4 million, or 5.3%, to $146.6 million for the year ended December 31, 2017 from $139.2 million in the same period of 2016. Salaries, wages and employee benefits were 22.4% of Expedited LTL’s operating revenue for the year ended December 31, 2017 compared to 23.3% for the same period of 2016. The decrease in salaries, wages and employee benefits as a percentage of revenue was primarily attributable to a 0.7% decrease in direct Expedited LTL terminal and management salaries as a percentage of revenue and a 0.2% decrease in health insurance costs as a percentage of revenue. The decrease in direct pay as a percentage of revenue is the impact of additional revenue on fixed salaries and improved operating efficiencies.

Operating Leases
Operating leases increased $2.2 million, or 6.4%, to $36.7 million for the year ended December 31, 2017 from $34.5 million for the year ended December 31, 2016.  Operating leases were 5.6% of Expedited LTL’s operating revenue for the year ended December 31, 2017 compared to 5.8% for the year ended December 31, 2016.  The increase in cost is due to $1.2 million of additional facility lease expenses and a $1.1 million increase in truck, trailer and equipment rentals and leases. Facility leases increased due to the expansion of certain facilities. Vehicle leases increased due to the replacement of older owned power equipment with leased power equipment.
Depreciation and Amortization
Expedited LTL depreciation and amortization increased $0.2 million, or 0.9%, to $22.1 million for the year ended December 31, 2017 from $21.9 million for the year ended December 31, 2016.  Depreciation and amortization expense as a percentage of Expedited LTL operating revenue was 3.4% in the year ended December 31, 2017 compared to 3.7% for the year ended December 31, 2016.   The decrease as a percentage of revenue was due to the increase in equipment leasing mentioned above instead of purchased equipment.
Insurance and Claims
Expedited LTL insurance and claims expense increased $2.2 million, or 16.7%, to $15.4 million for the year ended December 31, 2017 from $13.2 million for the year ended December 31, 2016.  Insurance and claims as a percentage of Expedited LTL’s operating revenue was 2.3% for the year ended December 31, 2017 compared to 2.2% for the year ended December 31, 2016. The increase was partly attributable to a $0.7 million increase in insurance premiums associated with our insurance plan renewals and a $2.0 million increase in vehicle accident claim reserves. These increases were partly offset by decreases in vehicle damage and cargo claims.

Fuel Expense
Expedited LTL fuel expense increased $0.5 million, or 15.2%, to $3.8 million for the year ended December 31, 2017 from $3.3 million in the year ended December 31, 2016.  Fuel expense was 0.6% of Expedited LTL’s operating revenue for the years ended December 31, 2017 and 2016. LTL fuel expenses increased due to higher year-over-year fuel prices.
Other Operating Expenses
Expedited LTL other operating expenses increased $2.6 million, or 5.1%, to $53.2 million for the year ended December 31, 2017 from $50.6 million for the year ended December 31, 2016.  Expedited LTL other operating expenses were 8.1% of operating revenue for the year ended December 31, 2017 compared to 8.5% for the year ended December 31, 2016.  Other operating expenses includes equipment maintenance, terminal and office expenses, professional fees, and other costs of transiting our network. The decrease as percentage of revenue was primarily the result of a decrease in legal fees mostly related to indemnification funds received related to the Towne acquisition and lower costs of transiting our network due to the use of third-party transportation previously mentioned. The prior period also included a corporate event that did not occur in 2017. These improvements were partly offset by an increase in receivables allowance.
Income from Operations
Expedited LTL income from operations increased by $4.9 million, or 5.9%, to $88.0 million for the year ended December 31, 2017 compared to $83.1 million for the year ended December 31, 2016.   Expedited LTL’s income from operations was 13.4% of operating revenue for the year ended December 31, 2017 compared to 13.9% for the year ended December 31, 2016.  Deterioration in income from operations as a percentage of revenue was due to an increased utilization of third-party transportation providers partly offset by higher tonnage driving increased revenue. The fuel surcharge revenue increase was also due to increased fuel prices.

Truckload Premium Services - Year Ended December 31, 2017 compared to Year Ended December 31, 2016

The following table sets forth our historical financial data of the Truckload Premium Services segment for the years ended December 31, 2017 and 2016 (in millions):

Truckload Premium Services Segment Information
(In millions)
(Unaudited)

	Year ended
	December 31,	Percent of	December 31,	Percent of		Percent
	2017	Revenue	2016	Revenue	Change	Change
	(As Adjusted)		(As Adjusted)
Operating revenue	$201.8	100.0%	$181.0	100.0%	$20.8	11.5%

Operating expenses:
Purchased transportation	153.8	76.2	132.1	73.0	21.7	16.4
Salaries, wages and employee benefits	20.4	10.1	19.3	10.7	1.1	5.7
Operating leases	0.9	0.4	0.3	0.2	0.6	200.0
Depreciation and amortization	6.3	3.1	6.5	3.6	(0.2)	(3.1)
Insurance and claims	5.4	2.7	4.8	2.7	0.6	12.5
Fuel expense	3.3	1.6	2.6	1.4	0.7	26.9
Other operating expenses	8.5	4.3	8.4	4.6	0.1	1.2
Impairment of goodwill, intangibles and other assets	—	—	42.4	23.4	(42.4)	100.0
Total operating expenses	198.6	98.4	216.4	119.6	(17.8)	(8.2)
Income (loss) from operations	$3.2	1.6%	$(35.4)	(19.6)%	$38.6	NM

Truckload Premium Services Operating Statistics

	Year ended
	December 31,	December 31,	Percent
	2017	2016	Change
	(As Adjusted)	(As Adjusted)

Total Miles [1]	96,598	89,540	7.9%
Empty Miles Percentage	9.6%	11.5%	(16.5)
Tractors (avg)	386	437	(11.7)
Miles per tractor per week [2]	2,700	2,565	5.3

Revenue per mile	$2.02	$1.98	2.0
Cost per mile	$1.66	$1.56	6.4%

¹ - In thousands
[2] - Calculated using Company driver and owner-operator miles

Revenues
TLS revenue increased $20.8 million, or 11.5%, to $201.8 million for the year ended December 31, 2017 from $181.0 million in the same period of 2016. The increase in TLS revenue was attributable to new business wins which resulted in a 7.9% increase in miles driven to support revenue.

Purchased Transportation

Purchased transportation costs for our TLS revenue increased $21.7 million, or 16.4%, to $153.8 million for the year ended December 31, 2017 from $132.1 million for the year ended December 31, 2016. For the year ended December 31, 2017, TLS purchased transportation costs represented 76.2% of TLS revenue compared to 73.0% for the same period in 2016. The increase in TLS purchased transportation was attributable to a 7.2% increase in non-Company miles driven and a 7.2% increase in non-Company cost per mile during the year ended December 31, 2017 compared to the same period in 2016. The increase in TLS miles driven was attributable to new business wins previously mentioned. The increase in cost per mile was due to TLS utilizing more costly third-party transportation providers to cover miles. The increase in TLS purchased transportation as a percentage of revenue was attributable to TLS revenue per mile not increasing in proportion with the increase in TLS cost per mile.

Salaries, Wages, and Benefits

Salaries, wages and employee benefits of TLS increased by $1.1 million, or 5.7%, to $20.4 million in the year ended December 31, 2017 from $19.3 million in the same period of 2016. Salaries, wages and employee benefits were 10.1% of TLS’s operating revenue in the year ended December 31, 2017 compared to 10.7% for the same period of 2016. The decrease in salaries, wages and employee benefits as a percentage of revenue was mostly attributable to the increase in revenue outpacing the increase in pay to Company drivers and office staff.

Operating Leases

Operating leases increased $0.6 million, or 200.0%, to $0.9 million for the year ended December 31, 2017 from $0.3 million for the same period in 2016. Operating leases were 0.4% of TLS operating revenue for the year ended December 31, 2017 compared to 0.2% for the same period of 2016. The $0.6 million increase in cost is due to additional trailer rentals for the new business wins mentioned above.

Depreciation and Amortization

Depreciation and amortization decreased $0.2 million, or 3.1%, to $6.3 million for the year ended December 31, 2017 from $6.5 million for the year ended December 31, 2016.  Depreciation and amortization expense as a percentage of TLS operating revenue was 3.1% for the year ended December 31, 2017 compared to 3.6% for the same period in 2016. The decrease was due to the impairment of TQI intangible assets in the second quarter of 2016 leading to lower on-going amortization expense. This decrease was partially offset by increased trailer depreciation on trailers purchased during 2017.

Insurance and Claims

TLS insurance and claims increased $0.6 million, or 12.5%, to $5.4 million for the year ended December 31, 2017 from $4.8 million for the year ended December 31, 2016. As a percentage of operating revenue, insurance and claims was 2.7% for the year ended December 31, 2017 and 2016. The increase was due to higher vehicle accident claim reserves. The increase was also attributable to higher insurance premiums associated with our insurance plan renewals and higher cargo claims partly offset by a benefit from a prior period insurance premium audit.

Fuel Expense

TLS fuel expense increased $0.7 million, or 26.9%, to $3.3 million for the year ended December 31, 2017 from $2.6 million for the year ended December 31, 2016.  Fuel expenses were 1.6% of TLS operating revenue during the year ended December 31, 2017 compared to 1.4% for the year ended December 31, 2016.  The increase as a percentage of revenue was mostly attributable to higher year-over-year fuel prices and the increase in Company driver miles.

Other Operating Expenses

TLS other operating expenses increased $0.1 million, or 1.2%, to $8.5 million for the year ended December 31, 2017 compared to $8.4 million for the year ended December 31, 2016.  TLS other operating expenses were 4.3% of operating revenue for the year ended December 31, 2017 compared to 4.6% for the year ended December 31, 2016. Other operating expenses includes equipment maintenance, terminal and office expenses, professional fees and other costs of transiting shipments. The increase was attributable to a $0.2 million increase in equipment maintenance and a $0.1 million increase in transit costs. These increases were mostly offset by a $0.2 million decrease in losses on destroyed equipment.

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
Income from Operations
TLS results from operations increased by $38.6 million to $3.2 million in income from operations for the year ended December 31, 2017 compared to a $35.4 million loss from operations for the same period in 2016. Excluding the impairment charges, the deterioration in results from operations was due to increased utilization of third-party transportation providers which led to the increase in cost per mile outpacing the increase in revenue per mile.

Intermodal - Year Ended December 31, 2017 compared to Year Ended December 31, 2016

The following table sets forth our historical financial data of the Intermodal segment for the years ended December 31, 2017 and 2016 (in millions):

Intermodal Segment Information
(In millions)
(Unaudited)

	Year ended
	December 31,	Percent of	December 31,	Percent of		Percent
	2017	Revenue	2016	Revenue	Change	Change
	(As Adjusted)		(As Adjusted)
Operating revenue	$154.7	100.0%	$105.7	100.0%	$49.0	46.4%

Operating expenses:
Purchased transportation	63.6	41.1	38.1	36.0	25.5	66.9
Salaries, wages and employee benefits	34.0	22.0	25.2	23.8	8.8	34.9
Operating leases	13.5	8.7	12.0	11.4	1.5	12.5
Depreciation and amortization	5.8	3.8	3.9	3.7	1.9	48.7
Insurance and claims	4.2	2.7	3.0	2.8	1.2	40.0
Fuel expense	3.9	2.5	2.5	2.4	1.4	56.0
Other operating expenses	16.7	10.8	9.9	9.4	6.8	68.7
Total operating expenses	141.7	91.6	94.6	89.5	47.1	49.8
Income from operations	$13.0	8.4%	$11.1	10.5%	$1.9	17.1%

Intermodal Operating Statistics

	Year ended
	December 31,	December 31,	Percent
	2017	2016	Change
	(As Adjusted)	(As Adjusted)

Drayage shipments	235,356	127,716	84.3%
Drayage revenue per Shipment	$554	$546	1.5
Number of Locations	19	13	46.2%

Revenues

Intermodal operating revenue increased $49.0 million, or 46.4%, to $154.7 million for the year ended December 31, 2017 from $105.7 million for the same period in 2016. The increases in operating revenue were primarily attributable to the acquisition of Atlantic, Triumph and Ace and the impact of increased fuel surcharges.

Purchased Transportation

Intermodal purchased transportation increased $25.5 million, or 66.9%, to $63.6 million for the year ended December 31, 2017 from $38.1 million for the same period in 2016.  Intermodal purchased transportation as a percentage of revenue was 41.1% for the year ended December 31, 2017 compared to 36.0% for the year ended December 31, 2016.  The increase in Intermodal purchased transportation as a percentage of revenue was attributable to the Atlantic acquisition, which had a higher utilization of owner-operators as opposed to Company-employed drivers. The increase is also attributable to rate increases to our owner-operators.

Salaries, Wages, and Benefits

Intermodal salaries, wages and employee benefits increased $8.8 million, or 34.9%, to $34.0 million for the year ended December 31, 2017 compared to $25.2 million for the year ended December 31, 2016.  As a percentage of Intermodal operating revenue, salaries, wages and benefits decreased to 22.0% for the year ended December 31, 2017 compared to 23.8% for the same period in 2016. The improvement in salaries, wages and employee benefits as a percentage of revenue was primarily due to leveraging the increase in revenue on office and administrative salaries leading to a 0.8% decrease as a percentage of revenue. The improvement is also due to a 0.5% decrease as a percentage of revenue for lower workers' compensation and health insurance costs and an additional 0.5% decrease as a percentage of revenue due to dock efficiencies.

Operating Leases

Operating leases increased $1.5 million, or 12.5% to $13.5 million for the year ended December 31, 2017 from $12.0 million for the same period in 2016.  Operating leases were 8.7% of Intermodal operating revenue for the year ended December 31, 2017 compared to11.4% in the same period of 2016.  Operating leases decreased as a percentage of revenue due to slightly increasing trailer rental charges while other revenue that does not require trailer rentals increased at a more rapid rate. The decrease as a percentage of revenue is also attributable to utilization of owned equipment acquired as part of Atlantic and the increase in revenue out-pacing the increase in facility rents.

Depreciation and Amortization

Depreciation and amortization increased $1.9 million, or 48.7%, to $5.8 million for the year ended December 31, 2017 from $3.9 million for the same period in 2016. Depreciation and amortization expense as a percentage of Intermodal operating revenue was 3.8% for the year ended December 31, 2017 compared to 3.7% for the same period of 2016. The higher depreciation and amortization was due to equipment and intangible assets acquired with Atlantic, Triumph and Ace.

Insurance and Claims

Intermodal insurance and claims expense increased $1.2 million, or 40.0%, to $4.2 million for the year ended December 31, 2017 from $3.0 million for the year ended December 31, 2016.   Intermodal insurance and claims were 2.7% of operating revenue for the year ended December 31, 2017 compared to 2.8% for the same period in 2016. The increase in Intermodal insurance and claims was primarily attributable to higher insurance premiums and increased vehicle accident claim reserves due to an increased vehicle fleet as a result of the acquisitions.

Fuel Expense

Intermodal fuel expense increased $1.4 million, or 56.0%, to $3.9 million for the year ended December 31, 2017 from $2.5 million in the same period of 2016.  Fuel expenses were 2.5% of Intermodal operating revenue for the year ended December 31, 2017 compared to 2.4% in the same period of 2016.  Intermodal fuel expenses increased due to higher year-over-year fuel prices and revenue volumes. These increases were partially offset by increased utilization of owner-operators.

Other Operating Expenses

Intermodal other operating expenses increased $6.8 million, or 68.7%, to $16.7 million for the year ended December 31, 2017 compared to $9.9 million for the same period of 2016.  Intermodal other operating expenses as a percentage of revenue for the year ended December 31, 2017 were 10.8% compared to 9.4% for the same period of 2016.  The increase in Intermodal other operating expenses was due mostly due to a $3.8 million increase in container related rental and storage charges associated with revenue increases discussed previously. The remaining increase was due to increased terminal expenses and other variable costs, such as maintenance and tolls, corresponding with the increases in revenue, and legal and professional fees related to the acquisition of Atlantic.

Income from Operations

Intermodal’s income from operations increased by $1.9 million, or 17.1%, to $13.0 million for the year ended December 31, 2017 compared to $11.1 million for the same period in 2016.  Income from operations as a percentage of Intermodal operating revenue was 8.4% for the year ended December 31, 2017 compared to 10.5% in the same period of 2016.  The increase in operating income was primarily attributable to the Atlantic, Triumph and Ace acquisitions. The decrease in income from operations as a percentage of revenue was attributable to increased amortization associated with Intermodal's acquisitions, lower margins on acquired business and acquisition related legal and professional fees.

Pool Distribution - Year Ended December 31, 2017 compared to Year Ended December 31, 2016

The following table sets forth our historical financial data of the Pool Distribution segment for the years ended December 31, 2017 and 2016 (in millions):

Pool Distribution Segment Information
(In millions)
(Unaudited)

	Year ended
	December 31,	Percent of	December 31,	Percent of		Percent
	2017	Revenue	2016	Revenue	Change	Change
	(As Adjusted)		(As Adjusted)
Operating revenue	$168.5	100.0%	$151.9	100.0%	$16.6	10.9%

Operating expenses:
Purchased transportation	47.5	28.2	43.2	28.4	4.3	10.0
Salaries, wages and employee benefits	62.7	37.2	56.8	37.4	5.9	10.4
Operating leases	13.3	7.9	12.7	8.5	0.6	4.7
Depreciation and amortization	6.8	4.0	6.0	3.9	0.8	13.3
Insurance and claims	4.7	2.8	4.4	2.9	0.3	6.8
Fuel expense	5.5	3.3	4.9	3.2	0.6	12.2
Other operating expenses	21.6	12.8	20.3	13.4	1.3	6.4
Total operating expenses	162.1	96.2	148.3	97.6	13.8	9.3
Income from operations	$6.4	3.8%	$3.6	2.4%	$2.8	77.8%

Pool Distribution Operating Statistics

	Year ended
	December 31,	December 31,	Percent
	2017	2016	Change
	(As Adjusted)	(As Adjusted)

Cartons [1]	82,196	69,742	17.9%
Revenue per Carton	$2.05	$2.18	(6.0)
Terminals	28	29	(3.4)%

1 In thousands

Revenues
Pool operating revenue increased $16.6 million, or 10.9%, to $168.5 million for the year ended December 31, 2017 from $151.9 million for the year ended December 31, 2016.  The revenue increase was due to increased fuel surcharge revenues, increased volumes from previously existing customers, new business and rate increases.

Purchased Transportation

Pool purchased transportation increased $4.3 million, or 10.0%, to $47.5 million for the year ended December 31, 2017 from $43.2 million for the year ended December 31, 2016.  Pool purchased transportation as a percentage of revenue was 28.2% for the year ended December 31, 2017 compared to 28.4% for the same period in 2016.  The improvement in Pool purchased transportation as a percentage of revenue was attributable to an increased utilization of owner-operators over more costly third-party carriers and revenue increases associated with rate increases.

Salaries, Wages, and Benefits
Salaries, wages and employee benefits of Pool increased by $5.9 million, or 10.4%, to $62.7 million for the year ended December 31, 2017 from $56.8 million for the year ended December 31, 2016.  As a percentage of Pool operating revenue, salaries, wages and benefits were 37.2% for the years ended December 31, 2017 compared to 37.4% for the same period in 2016.  As a percentage of revenue, increases in dock pay and employee incentive were more than offset by decreases in Company-employed driver pay as a percentage of revenue. Dock pay increased as a percentage of revenue as increasing revenue volumes required the use of more costly contract labor. While Company-employed driver pay increased in total cost on higher miles, it decreased as a percentage of revenue due to increases in revenues not requiring Company-employed drivers, such as fuel.

Operating Leases

Operating leases increased $0.6 million, or 4.7%, to $13.3 million for the year ended December 31, 2017 from $12.7 million for the year ended December 31, 2016.  Operating leases were 7.9% of Pool operating revenue for the year ended December 31, 2017 compared to 8.5% for the year ended December 31, 2016.  Operating leases increased due to additional truck and trailer leases and rentals used to provide capacity for additional business wins throughout the network, partially offset by reduced facility rent driven by higher rent in 2016 attributable to the transition and relocation of certain terminals. The decrease as a percentage of revenue is attributable to increased revenue.

Depreciation and Amortization

Depreciation and amortization increased $0.8 million, or 13.3%, to $6.8 million for the year ended December 31, 2017 compared to $6.0 million for the same period in 2016.  Depreciation and amortization expense as a percentage of Pool operating revenue was 4.0% for the year ended December 31, 2017 compared to 3.9% for the year ended December 31, 2016.  The increase in Pool depreciation and amortization was due to the allocation of trailer depreciation, which reflects Pool's increased utilization of our trailer fleet. This increase was partly offset by a decrease in tractor depreciation due to the increased use of rentals and leases mentioned above.

Insurance and Claims

Pool insurance and claims increased $0.3 million, or 6.8%, to $4.7 million for the year ended December 31, 2017 from $4.4 million for the year ended December 31, 2016. As a percentage of operating revenue, insurance and claims was 2.8% for the year ended December 31, 2017 compared to 2.9% for the year ended December 31, 2016. The decrease as a percentage of revenue was due to a decrease in cargo claims, partly offset by increases in vehicle accident claim reserves.

Fuel Expense

Pool fuel expense increased $0.6 million, or 12.2%, to $5.5 million for the year ended December 31, 2017 from $4.9 million for the year ended December 31, 2016.  Fuel expenses were 3.3% of Pool operating revenue during the year ended December 31, 2017 compared to 3.2% for the year ended December 31, 2016.  Pool fuel expenses increased due to higher year-over-year fuel prices and higher revenue volumes.

Other Operating Expenses

Pool other operating expenses increased $1.3 million, or 6.4%, to $21.6 million for the year ended December 31, 2017 compared to $20.3 million for the year ended December 31, 2016.  Pool other operating expenses were 12.8% of operating revenue for the year ended December 31, 2017 compared to 13.4% for the year ended December 31, 2016. Other operating expenses includes equipment maintenance, terminal and office expenses, professional fees and other over-the-road costs.  As a percentage of revenue the decrease was attributable to a 0.3% decrease in dock and facility related costs, a 0.2% decrease in legal and professional fees and 0.2% decrease due to improved agent station margins. These improvements were partly offset by losses incurred on the sale of old equipment. The dock and facility related cost improvements were mainly attributable to 2016 including the startup of new business, while similar costs were not incurred in 2017. The decrease in legal fees is primarily related to costs associated with a 2016 Department of Transportation safety audit that were not incurred in 2017.

Income from Operations

Pool income from operations increased by $2.8 million, or 77.8% to $6.4 million for the year ended December 31, 2017 from $3.6 million for the year ended December 31, 2016.  Pool income from operations was 3.8% of operating revenue for the year ended December 31, 2017 compared to 2.4% of operating revenue for the year ended December 31, 2016.  The improvement in Pool income from operations was primarily the result of higher revenue volumes, current year rate increases, purchased transportation efficiencies and lower facility costs.

Other operations - Year Ended December 31, 2017 compared to Year Ended December 31, 2016

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

Discussion of Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”).  The preparation of financial statements in accordance with GAAP requires our management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes.  Our estimates and assumptions are based on historical experience and changes in the business environment.  However, actual results may differ from estimates under different conditions, sometimes materially.  Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results and require management’s most subjective judgments. Management considers our policies on Self-Insurance Loss Reserves, Business Combinations and Goodwill and Other Intangible Assets to be critical. See Note 1, Accounting Policies to our Consolidated Financial Statements for a discussion over these critical accounting policies and estimates, as well as a discussion of recent accounting pronouncements.

Liquidity and Capital Resources
     We have historically financed our working capital needs, including capital expenditures, with cash flows from operations and borrowings under our senior credit facility line of credit.

Year Ended December 31, 2018 Cash Flows compared to December 31, 2017 Cash Flows

Net cash provided by operating activities totaled approximately $152.6 million for the year ended December 31, 2018 compared to approximately $103.4 million for the year ended December 31, 2017. The $49.2 million increase in cash provided by operating activities is mainly attributable to a $25.5 million increase in net earnings after consideration of non-cash items and a $21.3 million improvement in the collection of receivables, primarily related to 2017 receivables increasing for revenues related to the Atlantic acquisition. The remaining increase was due to a decrease in estimated income tax payments.

Net cash used in investing activities was approximately $55.5 million for the year ended December 31, 2018 compared with approximately $59.2 million during the year ended December 31, 2017. Investing activities during the year ended December 31, 2018 consisted primarily of net capital expenditures of $35.2 million primarily for new trailers, information technology and sorting equipment and $20.0 million used to acquire Southwest and MMT.  Investing activities during the year ended December 31, 2017 consisted primarily of net capital expenditures of $35.8 million primarily for new trailers, forklifts and information technology and $23.1 million used to acquire Atlantic and KCL. The proceeds from disposal of property and equipment during the year ended December 31, 2018 and 2017 were primarily from sales of older trailers.

Net cash used in financing activities totaled approximately $75.3 million for the year ended December 31, 2018 compared with net cash used in financing activities of $48.8 million for the year ended December 31, 2017.  The $26.5 million increase was attributable to a $48.0 million decrease in net borrowings from our revolving credit facility partly offset by a $28.0 million decrease in payments on our term loan and a $14.5 million decrease in payments on our line of credit. Additionally, there was a $3.5 million decrease in cash from employee stock transactions and related tax benefits. The year ended December 31, 2018 also included $66.1 million used to repurchase shares of our common stock, which was a $17.1 million increase from the $49.0 million used to repurchase shares of common stock for the same period of 2017. The remaining change in financing activity is attributable to a $0.4 million increase in payments of cash dividends due to an increase in fourth quarter dividend per share from $0.15 per share to $0.18 per share partly offset by a decrease in the outstanding share count during the year ended December 31, 2018 compared to the same period in 2017.

Year Ended December 31, 2017 Cash Flows compared to December 31, 2016 Cash Flows

Net cash provided by operating activities totaled approximately $103.4 million for the year ended December 31, 2017 compared to approximately $130.4 million for the year ended December 31, 2016. The $27.0 million decrease in cash provided by operating activities is mainly attributable to a $23.4 million increase in accounts receivable and a $23.5 million increase in income tax payments. These decreases were partly offset by a $9.8 million increase in net earnings after consideration of non-cash items and $10.1 million increase in cash used to fund accounts payable and prepaid assets. The increase in accounts receivables was attributable to higher revenue across all segments and revenues associated with the Atlantic acquisition.

Net cash used in investing activities was approximately $59.2 million for the year ended December 31, 2017 compared to approximately $52.4 million during the year ended December 31, 2016. Investing activities during the year ended December 31, 2017 consisted primarily of $23.1 million used to acquire Atlantic and a small Intermodal acquisition and net capital expenditures of $35.8 million primarily for new trailers, forklifts and information technology. Investing activities during the year ended December 31, 2016 consisted primarily of $11.8 million used to acquire Ace and Triumph, which is included in the Intermodal segment, and net capital expenditures of $40.3 million for new trailers, forklifts, computer hardware and internally developed software. The proceeds from disposal of property and equipment during the year ended December 31, 2017 and 2016 were primarily from sales of older trailers and vehicles.

Net cash used in financing activities totaled approximately $48.8 million for the year ended December 31, 2017 compared to net cash used in financing activities of $102.8 million for the year ended December 31, 2016.  The $54.0 million change in cash from financing activities was attributable to $55.0 million in borrowings from our revolving credit facility and a $13.0 million decrease in payments on the term loan and revolver. These increases in cash were partly offset by a $9.0 million increase in share repurchases, a $2.5 million increase in our quarterly cash dividend and a $2.5 million decrease in cash from employee stock transactions. The year ended December 31, 2017 also included $49.0 million used to repurchase shares of our Common Stock, compared to $40.0 million used to repurchase shares of our Common Stock during the year ended December 31, 2016. Dividends increased due to our Board of Directors increasing the quarterly cash dividend from $0.12 per share for the first three quarters of 2016 to $0.15 per share during the fourth quarter of 2016 and all quarters in 2017.

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

Unless the Company elects otherwise under the credit agreement, interest on borrowings under the Facility is based on the highest of (a) the federal funds rate (not less than 0%) plus 0.5%, (b) the administrative agent's prime rate and (c) the LIBOR Rate plus 1.0%, in each case plus a margin that can range from 0.3% to 0.8% with respect to the Facility depending on the Company’s ratio of consolidated funded indebtedness to earnings before interest, taxes, depreciation and amortization, as set forth in the credit agreement. Payments of interest for each loan that is based on the LIBOR Rate are due in arrears on the last day of the interest period applicable to such loan (with interest periods of one, two or three months being available, at the Company’s option). Payments of interest on loans that are not based on the LIBOR Rate are due on the last day of each quarter ended March 31, June 30, September 30 and December 31 of each year. All unpaid amounts of principal and interest are due at maturity. As of December 31, 2018, the Company had $47.5 million in borrowings outstanding under the revolving credit facility, $10.7 million utilized for outstanding letters of credit and $91.8 million of available borrowing capacity under the revolving credit facility. The interest rate on the outstanding borrowings under the facility was 4.1% at December 31, 2018.

The Facility contains customary events of default including, among other things, payment defaults, breach of covenants, cross acceleration to material indebtedness, bankruptcy-related defaults, material judgment defaults, and the occurrence of certain change of control events. The occurrence of an event of default may result in, among other things, the termination of the Facilities, acceleration of repayment obligations and the exercise of remedies by the lenders with respect to the Company and its subsidiaries that are party to the Facility. The Facility also contains financial covenants and other covenants that, among other things, restrict the ability of the Company and its subsidiaries, without the approval of the required lenders, to engage in certain mergers, consolidations, asset sales, dividends and stock repurchases, investments, and other transactions or to incur liens or indebtedness in excess of agreed thresholds, as set forth in the credit agreement. As of December 31, 2018, the Company was in compliance with the aforementioned covenants.

Share Repurchases

     On July 21, 2016, our Board of Directors approved a stock repurchase authorization for up to 3.0 million shares of the Company's Common Stock. In connection with this action, the board canceled the Company's 2014 repurchase plan. Under the 2016 repurchase plan, during the year ended December 31, 2017, we repurchased 947,819 shares of common stock for $49.0 million, or an average of $51.68 per share. Under the 2016 repurchase plan, during the year ended December 31, 2018, we repurchased 1,109,270 shares of common stock for $66.1 million, or an average of $59.61 per share. As of December 31, 2018, 709,395 shares remain that may be repurchased.

On February 5, 2019, our Board of Directors canceled the Company’s remaining 2016 share repurchase authorization and approved a stock repurchase authorization for up to five million shares of the Company’s common stock. The amount and timing of any repurchases under the Company’s new repurchase authorization will be at such prices as determined by management of the Company. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. Stock repurchases may be commenced or suspended from time to time for any reason.

Dividends

During each quarter of 2017 and the first three quarters of 2018, our Board of Directors declared a cash dividend of $0.15 per share. During the fourth quarter of 2018 our Board of Directors declared a quarterly cash dividend of $0.18 per share. We expect to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by our Board of Directors.

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

Off-Balance Sheet Arrangements

At December 31, 2018, we had letters of credit outstanding from banks totaling $10.7 million required primarily by our workers’ compensation and vehicle liability insurance providers.

Contractual Obligations and Commercial Commitments

Our contractual obligations and other commercial commitments as of December 31, 2018 (in thousands) are summarized below:

Contractual Obligations	Payment Due Period (in millions)
					2024 and
	Total	2019	2020-2021	2022-2023	Thereafter
Capital lease obligations	$0.4	$0.3	$0.1	$—	$—
Equipment purchase commitments	14.3	14.3	—	—	—
Operating leases	159.3	51.4	70.6	25.8	11.5
Total contractual cash obligations	$174.0	$66.0	$70.7	$25.8	$11.5

Not included in the above table are $47.5 million in borrowings outstanding under the revolving credit facility, reserves for unrecognized tax benefits of $1.2 million and self-insurance claims of $25.8 million. The equipment purchase commitments are for various trailers, vehicles and forklifts.  All of the above commitments are expected to be funded by cash on hand and cash flows from operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates principally to changes in interest rates and fuel prices. Our interest rate exposure relates principally to changes in interest rates for borrowings under our senior unsecured credit facility. The revolving credit had $47.5 million outstanding at December 31, 2018 and bear interest at variable rates. However, a hypothetical increase in our credit facility borrowing rate of 150 basis points, or an increase in the total effective interest rate from 3.4% to 4.9%, would increase our annual interest expense by approximately $0.6 million and would have decreased our annual cash flow from operations by approximately $0.6 million.

Our only other debt is capital lease obligations totaling $0.4 million.  These lease obligations all bear interest at a fixed rate.  Accordingly, there is no exposure to market risk related to these capital lease obligations.

We are exposed to the effects of changes in the price and availability of fuel, as more fully discussed in Item 1A, “Risk Factors.”

Our cash and cash equivalents are also subject to market risk, primarily interest-rate and credit risk.

Item 8.        Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this report.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2018.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-K has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.  Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2018. In making this assessment, management used the framework set forth by the Committee on Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework ("2013 Framework"). Based on our assessment, we have concluded, as of December 31, 2018, that our internal control over financial reporting was effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements for the year ended December 31, 2018, has issued an attestation report on the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting during the fourth quarter of 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Forward Air Corporation

Opinion on Internal Control over Financial Reporting

We have audited Forward Air Corporation’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Forward Air Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements") and our report dated February 20, 2019 expressed an unqualified opinion thereon.

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
February 20, 2019

Item 9B.    Other Information

Not applicable.

Part III

Item 10.        Directors, Executive Officers and Corporate Governance

Executive Officers of the Registrant

Pursuant to Instruction 3 to Item 401(b) of Regulation S-K of the Securities Act and General Instruction G(3) to Form 10-K, the following information is included in Part III of this report. The ages listed below are as of December 31, 2018.

The following are our executive officers:

Name	Age	Position
Bruce A. Campbell	67	Executive Chairman
Thomas Schmitt	53	President, Chief Executive Officer and Director
Michael J. Morris	50	Chief Financial Officer, Senior Vice President and Treasurer
Michael L. Hance	47	Senior Vice President, Chief Legal Officer & Secretary
Chris C. Ruble	56	Chief Operating Officer - Expedited LTL, TLS and Pool Distribution
Matthew J. Jewell	52	President - Intermodal

There are no family relationships between any of our executive officers. All officers hold office until the earliest to occur of their resignation or removal by the Board of Directors.

Bruce A. Campbell has served as Executive Chairman since September 2018 and as a director since April 1993. From October 2003 to September 2018, Mr. Campbell served as President and Chief Executive Officer and as Chairman of the Board since May 2007.

Thomas Schmitt has served as President, Chief Executive Officer and Director since September 2018. From June 2015 to September 2018, Mr. Schmitt was a member of the senior management of Schenker AG, and most recently held the title of Chief Commercial Officer. Prior to joining Schenker, from January 2013 to June 2015, he served as Chief Executive Officer and President of AquaTerra Corporation. Prior to AquaTerra, Mr. Schmitt held various senior executive positions including Chief Executive Officer and President of Purolator, Inc. and Chief Executive Officer and President of Fedex Global Supply Chain Services from 1998 to 2010. Mr. Schmitt was a Senior Engagement Manager at McKinsey & Company from 1993 to 1998.

Michael J. Morris has served as Chief Financial Officer, Senior Vice President and Treasurer since June 2016. From 2010 to 2015, Mr. Morris was the Senior Vice President of Finance & Treasurer at Con-way Inc. (“Con-way”) and in 2016 he transitioned to be the Senior Vice President of Finance & Treasurer at XPO Logistics Inc. (“XPO”) following XPO's acquisition of Con-way.

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

Chris C. Ruble was appointed to Chief Operating Officer for the Company's Expedited LTL, TLS and Pool Distribution segments, effective June 2018. Mr. Ruble was President - Expedited Services from January 2016 to June 2018, Executive Vice President, Operations from August 2007 to January 2016, and Senior Vice President, Operations from October 2001 until August 2007. He was a Regional Vice President from September 1997 to October 2001 and a regional manager from February 1997 to September 1997, after starting with the Company as a terminal manager in January 1996. From June 1986 to August 1995, Mr. Ruble served in various management capacities at Roadway Package System, Inc.

Matthew J. Jewell was appointed to President of the Intermodal business, effective June 2018. Mr. Jewell was President - Logistics Services from January 2016 to June 2018, Executive Vice President, Intermodal Services & Chief Strategy Officer

from May 2014 to January 2016, and Executive Vice President and Chief Legal Officer from January 2008 until May 2014. From July 2002 until January 2008, he served as Senior Vice President and General Counsel.  In October 2002, he was also appointed Secretary. From July 2002 until May 2004, Mr. Jewell was also the Senior Vice President, General Counsel and Secretary of Landair Corporation. From January 2000 until joining us in July 2002, Mr. Jewell was a partner with the law firm of Austin & Sparks, P.C. Mr. Jewell was an associate at Dennis, Corry & Porter, L.L.P. from July 1991 to December 1998 and a partner from January 1999 to January 2000.

Other information required by this item is incorporated herein by reference to our proxy statement for the 2019 Annual Meeting of Shareholders (the “2019 Proxy Statement”). The 2019 Proxy Statement will be filed with the SEC not later than 120 days subsequent to December 31, 2018.

Item 11.        Executive Compensation

The information required by this item is incorporated herein by reference to the 2019 Proxy Statement.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated herein by reference to the 2019 Proxy Statement.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the 2019 Proxy Statement.

Item 14.        Principle Accounting Fees and Services

The information required by this item is incorporated herein by reference to the 2019 Proxy Statement.

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

Forward Air Corporation

Date:	February 20, 2019	By:	/s/ Michael J. Morris
Michael J. Morris
Chief Financial Officer, Senior Vice President
and Treasurer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas Schmitt	President, Chief Executive Officer and Director	February 20, 2019
Thomas Schmitt	(Principal Executive Officer)

/s/ Michael J. Morris	Chief Financial Officer, Senior Vice President	February 20, 2019
Michael J. Morris	and Treasurer (Principal Financial Officer)

/s/ Bruce A. Campbell	Executive Chairman	February 20, 2019
Bruce A. Campbell

/s/ C. Robert Campbell	Lead Director	February 20, 2019
C. Robert Campbell

/s/ Ronald W. Allen	Director	February 20, 2019
Ronald W. Allen

/s/ Ana B. Amicarella	Director	February 20, 2019
Ana B. Amicarella

/s/ Valerie A. Bonebrake	Director	February 20, 2019
Valerie A. Bonebrake

/s/ R. Craig Carlock	Director	February 20, 2019
R. Craig Carlock

/s/ C. John Langley, Jr.	Director	February 20, 2019
C. John Langley, Jr.

/s/ G. Michael Lynch	Director	February 20, 2019
G. Michael Lynch

/s/ W. Gil West	Director	February 20, 2019
W. Gil West

Annual Report on Form 10-K

Item 8, Item 15(a)(1) and (2), (a)(3), (b) and (c)

List of Financial Statements and Financial Statement Schedule

Financial Statements and Supplementary Data

Certain Exhibits

Financial Statement Schedule

Year Ended December 31, 2018

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Forward Air Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Forward Air Corporation (the Company) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "consolidated financial statements").  In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), Forward Air Corporation’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 20, 2019 expressed an unqualified opinion thereon.

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

Atlanta, Georgia
February 20, 2019

Forward Air Corporation
Consolidated Balance Sheets
(Dollars in thousands)
	December 31, 2018	December 31, 2017
		(As Adjusted)
Assets
Current assets:
Cash and cash equivalents	$25,657	$3,893
Accounts receivable, less allowance of $2,081 in 2018 and $3,006 in 2017	156,359	147,948
Inventories	2,240	1,425
Prepaid expenses and other current assets	11,763	9,954
Income tax receivable	5,063	4,428
Total current assets	201,082	167,648
Property and equipment:
Land	16,928	16,928
Buildings	65,919	65,870
Equipment	311,573	291,181
Leasehold improvements	14,165	12,604
Construction in progress	5,315	12,652
Total property and equipment	413,900	399,235
Less accumulated depreciation and amortization	204,005	193,123
Net property and equipment	209,895	206,112
Goodwill and other acquired intangibles:
Goodwill	199,092	191,671
Other acquired intangibles, net of accumulated amortization of $80,666 in 2018 and $71,527 in 2017	113,661	111,247
Total net goodwill and other acquired intangibles	312,753	302,918
Other assets	36,485	15,944
Total assets	$760,215	$692,622

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Balance Sheets (Continued)
(Dollars in thousands)
	December 31, 2018	December 31, 2017
		(As Adjusted)
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$34,630	$30,723
Accrued payroll and related items	16,959	13,230
Insurance and claims accruals	12,648	11,999
Payables to owner-operators	7,424	6,322
Collections on behalf of customers	261	329
Other accrued expenses	2,492	2,869
Income taxes payable	—	320
Current portion of capital lease obligations	309	359
Total current liabilities	74,723	66,151
Capital lease obligations, less current portion	54	365
Long-term debt, less current portion	47,281	40,223
Other long-term liabilities	47,739	24,104
Deferred income taxes	37,174	29,080
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, $0.01 par value: Authorized shares - 5,000,000; no shares issued	—	—
Common stock, $0.01 par value: Authorized shares - 50,000,000; issued and outstanding shares - 28,534,935 in 2018 and 29,454,062 in 2017	285	295
Additional paid-in capital	210,296	195,346
Retained earnings	342,663	337,058
Total shareholders’ equity	553,244	532,699
Total liabilities and shareholders’ equity	$760,215	$692,622

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Statements of Comprehensive Income
(In thousands, except per share data)

	Year ended
	December 31, 2018	December 31, 2017	December 31, 2016
		(As Adjusted)	(As Adjusted)
Operating revenue	$1,320,886	$1,169,346	$1,030,210

Operating expenses:
Purchased transportation	613,636	545,091	460,796
Salaries, wages and employee benefits	300,230	265,842	242,270
Operating leases	75,677	63,799	60,492
Depreciation and amortization	42,183	41,055	38,210
Insurance and claims	35,180	29,578	25,392
Fuel expense	23,121	16,542	13,233
Other operating expenses	108,828	98,682	87,672
Impairment of goodwill and other intangible assets	—	—	42,442
Total operating expenses	1,198,855	1,060,589	970,507
Income from operations	122,031	108,757	59,703

Other expense:
Interest expense	(1,783)	(1,209)	(1,597)
Other, net	(2)	(11)	4
Total other expense	(1,785)	(1,220)	(1,593)
Income before income taxes	120,246	107,537	58,110
Income taxes	28,195	20,282	30,605
Net income and comprehensive income	$92,051	$87,255	$27,505

Net income per share:
Basic	$3.14	$2.90	$0.90
Diluted	$3.12	$2.89	$0.90

Dividends per share:	$0.63	$0.60	$0.51

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Statements of Shareholders' Equity
(In thousands, except share data)
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
				(As Adjusted)	(As Adjusted)
Balance at December 31, 2015 (As Reported)	30,544	$305	$160,855	$348,895	$510,055
Cumulative effect of new accounting standard	—	—	—	(558)	(558)
Balance at December 31, 2015	30,544	305	160,855	348,337	509,497
Net income and comprehensive income for 2016 (As Adjusted)	—	—	—	27,505	27,505
Exercise of stock options	346	3	8,145	—	8,148
Common stock issued under employee stock purchase plan	11	—	442	—	442
Share-based compensation	—	—	8,334	—	8,334
Dividends ($0.51 per share)	—	—	6	(15,535)	(15,529)
Cash settlement of share-based awards for minimum tax withholdings	(42)	—	—	(1,800)	(1,800)
Share repurchases	(910)	(9)	—	(39,974)	(39,983)
Vesting of previously non-vested shares	141	2	(2)	—	—
Income tax benefit from stock options exercised	—	—	1,732	—	1,732
Balance at December 31, 2016	30,090	301	179,512	318,533	498,346
Net income and comprehensive income for 2017 (As Adjusted)	—	—	—	87,255	87,255
Exercise of stock options	206	2	7,270	—	7,272
Conversion of deferred stock	10	—	—	—	—
Common stock issued under employee stock purchase plan	10	—	458	—	458
Share-based compensation	—	—	8,103	—	8,103
Dividends ($0.60 per share)	—	—	4	(18,056)	(18,052)
Cash settlement of share-based awards for minimum tax withholdings	(35)	—	—	(1,700)	(1,700)
Share repurchases	(948)	(9)	—	(48,974)	(48,983)
Vesting of previously non-vested shares	121	1	(1)	—	—
Balance at December 31, 2017	29,454	295	195,346	337,058	532,699
Net income and comprehensive income for 2018 (As Adjusted)	—	—	—	92,051	92,051
Exercise of stock options	95	1	3,920	—	3,921
Other	—	—	—	(30)	(30)
Common stock issued under employee stock purchase plan	9	—	479	—	479
Share-based compensation	—	—	10,549	—	10,549
Dividends ($0.63 per share)	—	—	3	(18,430)	(18,427)
Cash settlement of share-based awards for minimum tax withholdings	(33)	(1)	—	(1,871)	(1,872)
Share repurchases	(1,109)	(11)	—	(66,115)	(66,126)
Vesting of previously non-vested shares	119	1	(1)	—	—
Income tax benefit from stock options exercised	—	—	—	—	—
Balance at December 31, 2018	28,535	$285	$210,296	$342,663	$553,244

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Statements of Cash Flows
(In thousands)
	Year ended
	December 31, 2018	December 31, 2017	December 31, 2016
		(As Adjusted)	(As Adjusted)
Operating activities:
Net income	$92,051	$87,255	$27,505
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	42,183	41,055	38,210
Impairment of goodwill, intangible and other assets	—	—	42,442
Change in fair value of earn-out liability	(455)	—	—
Share-based compensation	10,549	8,103	8,334
(Gain) loss on disposal of property and equipment	(171)	1,281	291
Provision for loss on receivables	139	1,814	258
Provision for revenue adjustments	3,628	3,055	2,020
Deferred income taxes	8,094	(12,068)	3,412
Tax benefit for stock options exercised	—	—	(1,732)
Changes in operating assets and liabilities
Accounts receivable	(12,178)	(33,457)	(10,077)
Prepaid expenses and other assets	(2,565)	(1,204)	283
Income taxes	(1,256)	(3,480)	20,177
Accounts payable and accrued expenses	12,535	11,010	(772)
Net cash provided by operating activities	152,554	103,364	130,351

Investing activities:
Proceeds from disposal of property and equipment	7,059	2,440	1,929
Purchases of property and equipment	(42,293)	(38,265)	(42,186)
Acquisition of business, net of cash acquired	(19,987)	(23,140)	(11,800)
Other	(242)	(222)	(337)
Net cash used in investing activities	(55,463)	(59,187)	(52,394)

Financing activities:
Payments of debt and capital lease obligations	(302)	(42,790)	(55,768)
Proceeds from senior credit facility	7,000	55,000	—
Proceeds from exercise of stock options	3,921	7,272	8,148
Payments of cash dividends	(18,427)	(18,052)	(15,529)
Repurchase of common stock (repurchase program)	(66,126)	(48,983)	(39,983)
Common stock issued under employee stock purchase plan	479	458	442
Cash settlement of share-based awards for tax withholdings	(1,872)	(1,700)	(1,800)
Tax benefit for stock options exercised	—	—	1,732
Net cash used in financing activities	(75,327)	(48,795)	(102,758)
Net increase (decrease) in cash	21,764	(4,618)	(24,801)
Cash at beginning of year	3,893	8,511	33,312
Cash at end of year	$25,657	$3,893	$8,511

The accompanying notes are an integral part of the consolidated financial statements

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2018
(In thousands, except share and per share data)

1.        Accounting Policies

Basis of Presentation and Principles of Consolidation

Forward Air Corporation's (“the Company”, “We”, “Our”) services are classified into four principal reportable segments: Expedited LTL, Truckload Premium Services (“TLS”), Intermodal and Pool Distribution ("Pool") (See note 10).

Through the Expedited LTL segment, we operate a comprehensive national network to provide expedited regional, inter-regional and national less-than-truckload ("LTL") services. Expedited LTL offers customers local pick-up and delivery and other services including shipment consolidation and deconsolidation, warehousing, final mile solutions, customs brokerage and other handling. Because of our roots in serving the deferred air freight market, our terminal network is located at or near airports in the United States and Canada.

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

Allowance for Doubtful Accounts

The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances in which the Company is aware of a specific customer’s inability to meet its financial obligations to the Company (for example, bankruptcy filings, accounts turned over for collection, or litigation), the Company records a specific reserve for these bad debts against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes reserves for these bad debts based on the length of time the receivables are past due. Specifically, amounts that are 90 days or more past due are reserved at 50.0% for Expedited LTL, 10.0% for Intermodal, 25.0% for Pool and up to 50.0% for TLS. If circumstances change (i.e., the Company experiences higher than expected defaults or an unexpected material adverse change in a customer’s ability to meet its financial obligations to the Company), the estimates of the recoverability of amounts due to the Company could be changed by a material amount. Accounts are written off after all means of collection, including legal action, have been exhausted.

Allowance for Revenue Adjustments

The Company’s allowance for revenue adjustments consists of amounts reserved for billing rate changes that are not captured upon load initiation. These adjustments are recorded in revenue from operations and generally arise: (1) when the sales department contemporaneously grants small rate changes (“spot quotes”) to customers that differ from the standard rates in the system; (2) when freight requires dimensionalization or is reweighed resulting in a different required rate; (3) when billing errors occur; and (4) when data entry errors occur. When appropriate, permanent rate changes are initiated and reflected in the system.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2018
(In thousands, except share and per share data)

The Company monitors the manual revenue adjustments closely through the employment of various controls that are in place to ensure that revenue recognition is not compromised. During 2018, average revenue adjustments per month were approximately $302 on average revenue per month of approximately $110,074 (0.3% of monthly revenue). In order to estimate the allowance for revenue adjustments related to ending accounts receivable, the Company prepares an analysis that considers average monthly revenue adjustments and the average lag for identifying and quantifying these revenue adjustments. Based on this analysis, the Company establishes an allowance covering approximately 35-85 days (dependent upon experience in the last twelve months) of average revenue adjustments, adjusted for rebates and billing errors. The lag is periodically adjusted based on actual historical experience. Additionally, the average amount of revenue adjustments per month can vary in relation to the level of sales or based on other factors (such as personnel issues that could result in excessive manual errors or in excessive spot quotes being granted). Both of these significant assumptions are continually evaluated for appropriateness.

Self-Insurance Loss Reserves

Under U.S. Department of Transportation (“DOT”) regulations, the Company is liable for property damage and personal injuries caused by owner-operators and Company-employed drivers while they are operating on our behalf. Additionally, from time to time, the drivers employed and engaged by the third-party transportation carriers we contract with are involved in accidents, which may result in serious personal injuries. The resulting types and/or amounts of damages may be excluded by or exceed the amount of insurance coverage maintained by the contracted carrier. Although these drivers are not our employees, all of these drivers are employees, owner-operators, or independent contractors working for carriers and, from time to time, claims may be asserted against us for their actions, or for our actions in retaining them.

The Company currently maintains liability insurance coverage that it believes is adequate to cover third-party claims. The Company has a self-insured retention ("SIR") of $3,000 per occurrence for vehicle and general liability claims and will be responsible for any damages and personal injuries below that self-insured amount. The Company is also responsible for varying annual aggregate deductible amounts of liability for claims in excess of the SIR/deductible. For the policy year that began April 1, 2018, the Company had an annual $6,000 aggregate deductible for claims between $3,000 and $5,000. The Company also had a $2,500 aggregate deductible for claims between $5,000 and $10,000. As a result, the Company is responsible for the first $7,500 per claim, until it meets the $6,000 aggregate deductible for claims between $3,000 and $5,000 and the $2,500 aggregate deductible for claims between $5,000 and $10,000. This insurance covers claims for the LTL Expedited and Pool Distribution segments. TLS maintains separate liability insurance coverage for claims between $0 and $5,000, and for the policy year that began April 1, 2018, TLS had no SIR for claims in this layer. Intermodal maintains separate liability insurance coverage for all liability claims. For the policy year that began April 1, 2018, Intermodal had an SIR of $50 for each claim.

The Company may also be subject to claims for workers’ compensation. The Company maintains workers’ compensation insurance coverage that it believes is adequate to cover such claims. The Company has a SIR of approximately $350 for each such claim, except in Ohio, where it is a qualified self-insured entity with an approximately $500 SIR.

The amount of self-insurance loss reserves and loss adjustment expenses is determined based on an estimation process that uses information obtained from both company-specific and industry data, as well as general economic information. The estimation process for self-insurance loss exposure requires management to continuously monitor and evaluate the life cycle of claims. Using data obtained from this monitoring and the Company’s assumptions about the emerging trends, management develops information about the size of ultimate claims based on its historical experience and other available market information. The most significant assumptions used in the estimation process include determining the trend in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. The Company utilizes a quarterly actuarial analyses to evaluate open claims and estimate the ongoing development exposure.

As of December 31, 2018, we have recognized an insurance proceeds receivable and claims payable of $28,520 for open vehicle and workers’ compensation claims in excess of our stop-loss limits. As of December 31, 2017, we recognized an insurance proceeds receivable and claims payable of $8,133 for open vehicle and workers’ compensation claims in excess of our stop-loss limits. These balances are recorded in other assets and other long-term liabilities, respectively, in the Company's consolidated balance sheets.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2018
(In thousands, except share and per share data)

Revenue and Expense Recognition
The Company's revenue is generated from providing transportation and related services to customers in accordance with contractual agreements, bill of lading ("BOL") contracts and general tariff provisions. Related services include accessorial charges such as terminal handling, storage, equipment rentals and customs brokerage. These services are distinct and are accounted for as separate performance obligations. Generally, the Company's performance obligations begin when a customer's BOL is received and are satisfied when the delivery of a shipment and related services is completed. The Company recognizes revenue for its services over time to coincide with when its customers simultaneously receive and consume the benefits of these services. Performance obligations are short-term with transit days less than a week. Upon delivery of a shipment or related service, customers are billed and remit payment according to payment terms.

Revenue is categorized by line of business as the Company believes this best depicts the nature, timing and amount of revenue and cash flows. For all lines of business, the Company reports revenue on a gross basis as it is the principal in the transaction. In addition, the Company has discretion in setting its service pricing and as a result, the amount earned for these services varies. The Company also has the discretion to select its drivers and other vendors for the services provided to its customers. These factors, discretion in setting prices and discretion in selecting drivers and other vendors, further support reporting revenue on a gross basis. See additional discussion in the Recent Accounting Pronouncements section of this Note and in Note 10, Segment Reporting.

All expenses are recognized when incurred. Purchased transportations expenses are typically due to the owner-operator or third-party transportation provider once the delivery of a shipment and related services is completed. To ensure these expenses are properly recognized when incurred, these costs are recognized over time to coincide with the service performance.

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

Depreciation expense for each of the three years ended December 31, 2018, 2017 and 2016 was $33,044, $30,862 and $28,088 respectively.

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

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2018
(In thousands, except share and per share data)

lower of carrying value or fair market value (less selling costs). See additional discussion in Note 2, Acquisition, Goodwill and Other Long-Lived Assets.

Operating Leases

Certain operating leases include rent increases during the initial lease term. For these leases, the Company recognizes the related rental expenses on a straight-line basis over the term of the lease, which includes any rent holiday period, and records the difference between the amounts charged to operations and amount paid as rent as a rent liability. Leasehold improvements are amortized over the shorter of the estimated useful life or the initial term of the lease. Reserves for idle facilities are initially measured at the fair value of the portion of the lease payments associated with the vacated facilities, reduced by estimated sublease rentals. See Recent Accounting Pronouncements for expected changes to lease accounting. In addition, see further discussion in Note 6, Operating Leases.

Business Combinations

Upon the acquisition of a business, the fair value of the assets acquired and liabilities assumed must be estimated. This requires judgments regarding the identification of acquired assets and liabilities assumed, some of which may not have been previously recorded by the acquired business, as well as judgments regarding the valuation of all identified acquired assets and assumed liabilities. The assets acquired and liabilities assumed are determined by reviewing the operations, interviewing management and reviewing the financial and contractual information of the acquired business. Consideration is typically paid in the form of cash paid upon closing or contingent consideration paid upon satisfaction of a future obligation. If contingent consideration is included in the purchase price, the Company values that consideration as of the acquisition date and it is recorded to goodwill.

Once the acquired assets and assumed liabilities are identified, the fair values of the assets and liabilities are estimated using a variety of approaches that require significant judgments. For example, intangible assets are typically valued using a discounted cash flow (“DCF”) analysis, which requires estimates of the future cash flows that are attributable to the intangible asset. A DCF analysis also requires significant judgments regarding the selection of discount rates that are intended to reflect the risks that are inherent in the projected cash flows, the determination of terminal growth rates, and judgments about the useful life and pattern of use of the underlying intangible asset. The valuation of acquired property, plant and equipment requires judgments about current market values, replacement costs, the physical and functional obsolescence of the assets and their remaining useful lives. A failure to appropriately assign fair values to acquired assets and assumed liabilities could significantly impact the amount and timing of future depreciation and amortization expense, as well as significantly overstate or understate assets or liabilities.

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

Software Development

Costs related to software developed or acquired for internal use are expensed or capitalized based on the applicable stage of software development and any capitalized costs are amortized over their estimated useful life.  The Company typically uses a five-year straight line amortization for the capitalized amounts of software development costs.  At December 31, 2018 and 2017 the Company had $21,492 and $19,567, respectively, of capitalized software development costs included in property and equipment.  Accumulated amortization on these assets was $15,611 and $13,706 at December 31, 2018 and 2017, respectively.  Included in depreciation expense is amortization of capitalized software development costs.  Amortization of

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2018
(In thousands, except share and per share data)

capitalized software development for the years ended December 31, 2018, 2017 and 2016 was $1,905, $1,816 and $1,658 respectively.

As of December 31, 2018 the estimated amortization expense for the next five years of capitalized software development costs is as follows:

2019	$1,605
2020	1,263
2021	932
2022	653
2023	382
Total	$4,835

Income Taxes

The Company accounts for income taxes using the liability method, whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be recovered or settled.  We report a liability for unrecognized tax benefits resulting from uncertain tax positions taken or expected to be taken in a tax return.  We recognize interest and penalties, if any, related to unrecognized tax benefits in interest expense and operating expenses, respectively. See additional discussion in the Note 5, Income Taxes.

Net Income Per Share

The Company calculates net income per share in accordance with the Financial Accounting Standards Board ("FASB") Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, Earnings per Share (“ASC 260”).  Under ASC 260, basic net income per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. The Company's non-vested shares contain non-forfeitable rights to dividends and are therefore considered participating securities for purposes of computing net income per share pursuant to the two-class method. Net income allocated to participating securities was $881 in 2018, $700 in 2017 and $210 in 2016. Net losses are not allocated to participating securities in periods in which the Company incurs a net loss. Diluted net income per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding after considering the additional dilution from any dilutive non-participating securities. The Company's non-participating securities include options and performance shares.

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

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2018
(In thousands, except share and per share data)

The following table contains the weighted-average assumptions used to estimate the fair value of options granted.  These assumptions are subjective and changes in these assumptions can materially affect the fair value estimate.

	December 31, 2018	December 31, 2017	December 31, 2016
Expected dividend yield	1.1%	1.3%	1.0%
Expected stock price volatility	24.4%	28.5%	28.9%
Weighted average risk-free interest rate	2.7%	2.0%	1.3%
Expected life of options (years)	6.1	5.9	5.8

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

		Year ended
	December 31, 2018	December 31, 2017	December 31, 2016
Expected stock price volatility	24.3%	24.7%	22.3%
Weighted average risk-free interest rate	2.2%	1.4%	0.8%

Under the 2005 Employee Stock Purchase Plan (the “ESPP”), the Company is authorized to issue shares of Common Stock to eligible employees. These shares may be issued at a price equal to 90% of the lesser of the market value on the first day or the last day of each six-month purchase period. Common Stock purchases are paid for through periodic payroll deductions and/or up to two large lump sum contributions.  The Company recognizes share-based compensation on the date of purchase based on the difference between the purchase date fair market value and the employee purchase price. See Note 4, Shareholders' Equity, Stock Options and Net Income per Share for additional discussion.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): "Simplifying the Accounting for Goodwill Impairment." Under the new standard, a goodwill impairment loss will be measured at the amount by which a reporting unit's carrying amount exceeds its fair value, not to exceed the carrying amount of goodwill, thus no longer requiring the two-step method. The guidance requires prospective adoption and will be effective for annual or interim goodwill impairment tests in fiscal years beginning after December 15, 2019. Early adoption of this guidance is permitted for interim or annual goodwill impairment tests performed on testing dates after January 1, 2017. We adopted this guidance as of January 1, 2018 and do not expect any impact to the consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which will require lessees to recognize a right-of-use asset with a corresponding lease liability on their balance sheet for most leases classified as operating leases under previous guidance. Lessors will be required to recognize a net lease investment for most leases. Additional qualitative and quantitative disclosures will also be required. We adopted this standard as of January 1, 2019 and therefore, the full impact of this new guidance will be reflected in the Company’s first quarter 2019 financial statements and disclosures. As a result, changes to processes and internal controls to meet the standard’s reporting and disclosure requirements have been implemented.

We elected several of the practical expedients permitted under the transition guidance within the new standard. The practical expedients we elected will allow us to carryforward our conclusions over whether any expired or existing contracts contain a lease, to carryforward historical lease classification, and to carryforward our evaluation of initial direct costs for any existing leases. In addition, we elected the practical expedients to combine lease and non-lease components and to keep leases

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2018
(In thousands, except share and per share data)

with an initial term of 12 months or less off the balance sheet. For leases with an initial term of 12 months or less, we will recognize the corresponding lease expense on a straight-line basis over the lease term.

We applied the transition requirements as of January 1, 2019 and will not present comparative financial statements as allowed per the guidance. In addition, we will recognize a cumulative-effect adjustment to the opening balance of retained earnings in the first quarter 2019 financial statements as allowed per the guidance. We estimate our adoption of the standard will result in the recognition of right-of-use assets and corresponding lease liabilities of approximately $130,000 to $150,000 in the first quarter 2019 financial statements. This asset and corresponding liability could vary to the extent the Company enters into new leases during the quarter. This standard is not expected to materially affect our operating results or liquidity.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which provided guidance on revenue from contracts with customers that superseded most current revenue recognition guidance, including industry-specific guidance. The underlying principle is that an entity will recognize revenue to depict the transfer of goods or services to customers at an amount that the entity expects to be entitled to in exchange for those goods or services. The guidance provides a five-step analysis of transactions to determine when and how revenue is recognized. Other major provisions include capitalization of certain contract costs, consideration of time value of money in the transaction price, and allowing estimates of variable consideration to be recognized before contingencies are resolved in certain circumstances. The guidance also requires enhanced disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from an entity’s contracts with customers. The guidance is effective for the interim and annual periods beginning on or after December 15, 2017 and we adopted this guidance as of January 1, 2018. The guidance permits the use of either a full retrospective or modified retrospective adoption approach with a cumulative effect adjustment recorded in either scenario as necessary upon transition.

As permitted by the guidance, we implemented the use of full retrospective presentation, which required the Company to adjust each prior reporting period presented to conform to the current year presentation. While evaluating principal versus agent relationships under the new standard, we determined that we will transition the fuel surcharge revenue stream from an agent to principal relationship. This caused this revenue stream and associated costs to be recognized on a gross basis that have historically been recognized on a net basis.

In addition, based on a review of our customer shipping arrangements, we have concluded that revenue recognition for our performance obligations should be over time. This is because the customer will simultaneously receive and consume the benefits of our services as we perform them over the related service period. A performance obligation is performed over time if an entity determines that another entity would not need to substantially reperform the work completed to date if another entity were to fulfill the remaining performance obligation to the applicable customer. Applying this guidance to our shipping performance obligations, if we were to move a customer’s freight partially to its destination but were unable to complete the remaining obligation, a replacement vendor would only have to complete the transit as opposed to initiating at shipment origin. Therefore, we believe our customers simultaneously receive and consume the benefits we provide and as a result we will recognize the revenue for each shipment over the course of time based on percentage of days in transit. All performance obligations related to the Company's services are completed within twelve months or less. Therefore, the Company has elected the practical expedient permitted under this guidance to not disclose the portion of revenue related to the performance obligations that are unsatisfied, or partially unsatisfied, as of the end of the reporting period.

Our revenue from contracts with customers is disclosed within our four reportable segments: Expedited LTL, TLS, Intermodal and Pool. This is consistent with our disclosures in earnings releases and annual reports and with the information regularly reviewed by the chief operating decision maker for evaluating financial performance.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2018
(In thousands, except share and per share data)

The impact of implementing this guidance using the full retrospective approach on the prior period balance sheet and statements of comprehensive income are shown in the "As Adjusted" columns of the following tables:

	As of December 31, 2017
	(In thousands)
	As Previously Reported	Adjustments	As Adjusted
Balance Sheet:
Accounts receivable, net	$143,041	$4,907	$147,948
Accounts payable	24,704	6,019	30,723
Deferred income taxes	29,403	(323)	29,080
Retained earnings	337,848	(790)	337,058

	Year ended December 31, 2017
	(In thousands, except per share data)
	As Previously Reported	Adjustments	As Adjusted
Statement of Comprehensive Income:
Operating revenue
Expedited LTL	$619,779	$36,059	$655,838
Truckload Premium Services	179,320	22,432	201,752
Intermodal	148,907	5,777	154,684
Pool Distribution	164,221	4,262	168,483
Eliminations and other operations	(11,411)	—	(11,411)
Consolidated operating revenue	1,100,816	68,530	1,169,346

Operating expenses	992,144	68,445	1,060,589
Income from operations	108,672	85	108,757
Income taxes	20,131	151	20,282
Net income	87,321	(66)	87,255
Diluted earnings per share	$2.89	$—	$2.89

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2018
(In thousands, except share and per share data)

	Year ended December 31, 2016
	(In thousands, except per share data)
	As Previously Reported	Adjustments	As Adjusted
Statement of Comprehensive Income:
Operating revenue
Expedited LTL	$570,778	$25,761	$596,539
Truckload Premium Services	164,272	16,735	181,007
Intermodal	103,671	1,993	105,664
Pool Distribution	148,661	3,191	151,852
Eliminations and other operations	(4,852)	—	(4,852)
Consolidated operating revenue	982,530	47,680	1,030,210

Operating expenses	922,551	47,956	970,507
Income from operations	59,979	(276)	59,703
Income taxes	30,716	(111)	30,605
Net income	27,670	(165)	27,505
Diluted earnings per share	$0.90	$—	$0.90

2.        Acquisitions, Goodwill and Other Long-Lived Assets

Intermodal Acquisitions

As part of the Company's strategy to expand its Intermodal operations, in January 2016, the Company acquired certain assets of Ace Cargo, LLC ("Ace") for $1,700, and in August 2016, the Company acquired certain assets of Triumph Transport, Inc. and Triumph Repair Service, Inc. (together referred to as “Triumph”) for $10,100 and an earnout of $1,250 paid in September 2017. These acquisitions provided an opportunity for our Intermodal operations to expand into additional Midwest markets.

In May 2017, the Company acquired certain assets of Atlantic Trucking Company, Inc., Heavy Duty Equipment Leasing, LLC, Atlantic Logistics, LLC and Transportation Holdings, Inc. (together referred to as “Atlantic” in this note) for $22,500 and an earnout of $135 paid in the fourth quarter of 2018. The acquisition was funded by a combination of cash on hand and funds from our revolving credit facility. Atlantic was a privately held provider of intermodal, drayage and related services headquartered in Charleston, South Carolina. It also has terminal operations in Atlanta, Charlotte, Houston, Jacksonville, Memphis, Nashville, Norfolk and Savannah. These locations allow Intermodal to significantly expand its footprint in the southeastern region. In October 2017, the Company acquired certain assets of Kansas City Logistics, LLC ("KCL") for $640 and an earnout of $100 paid in the second quarter of 2018. KCL provides CST with an expanded footprint in the Kansas and Missouri markets.

In July 2018, the Company acquired certain assets of Multi-Modal Transport Inc. ("MMT") for $3,737 and in October 2018, the Company acquired certain assets of Southwest Freight Distributors (“Southwest”) for $16,250. Southwest is a Dallas, Texas based premium drayage provider. The MMT acquisition provides Intermodal with an expanded footprint in the Minnesota, North Dakota, South Dakota, Iowa and Wisconsin markets, and the Southwest acquisition provides an expanded footprint in Texas. Both MMT and Southwest also provide access to several strategic customer relationships.

The assets, liabilities, and operating results of these collective acquisitions have been included in the Company's consolidated financial statements from their dates of acquisition and have been included in the Intermodal reportable segment.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2018
(In thousands, except share and per share data)

Allocations of Purchase Prices

The following table presents the allocations of the previously discussed purchase prices to the assets acquired and liabilities assumed based on their estimated fair values and resulting residual goodwill (in thousands):

	Ace & Triumph	Atlantic	KCL	MMT	Southwest
	January & August 2016	May 7, 2017	October 22, 2017	July 25, 2018	October 28, 2018
Tangible assets:
Property and equipment	$1,294	$1,821	$223	$81	$933
Total tangible assets	1,294	1,821	223	81	933
Intangible assets:
Non-compete agreements	139	1,150	6	43	650
Customer relationships	5,335	13,400	234	1,659	9,200
Goodwill	6,282	6,719	277	1,954	5,467
Total intangible assets	11,756	21,269	517	3,656	15,317
Total assets acquired	13,050	23,090	740	3,737	16,250

Liabilities assumed:
Current liabilities	—	590	100	—	—
Other liabilities	1,250	—	—	—	—
Total liabilities assumed	1,250	590	100	—	—
Net assets acquired	$11,800	$22,500	$640	$3,737	$16,250

The acquired definite-lived intangible assets have the following useful lives:

Useful Lives
	Ace & Triumph	Atlantic	KCL	MMT	Southwest
Customer relationships	15 years	15 years	15 years	15 years	10 years
Non-compete agreements	5 years	5 years	2 years	4 years	3 years

The fair value of the customer relationships and non-compete agreements were estimated using an income approach (level 3). Under this method, an intangible asset's fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To estimate fair value, the Company used cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset. The Company believed the level and timing of cash flows appropriately reflected market participant assumptions. Cash flows were assumed to extend through the remaining economic useful life of each class of intangible asset.

Goodwill

The Company conducted its annual impairment assessments and tests of goodwill for each reporting unit as of June 30, 2018.  The first step of the goodwill impairment test is the Company's assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the reporting unit's carrying amount, including goodwill. When performing the qualitative assessment, the Company considers the impact of factors including, but not limited to, macroeconomic and industry conditions, overall financial performance of each reporting unit, litigation and new legislation. If based on the qualitative assessments, the Company believes it more likely than not that the fair value of a reporting unit is less than the reporting unit's carrying amount, or periodically as deemed appropriate by management, the Company will prepare an estimation of the respective reporting unit's fair value utilizing a quantitative approach.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2018
(In thousands, except share and per share data)

If a quantitative fair value estimation is required, the Company estimates the fair value of the applicable reporting units based on a combination of a market approach, which considers comparable companies, and the income approach, using a discounted cash flow model, as of the valuation date. Under the market approach, valuation multiples are derived based on a selection of comparable companies and applied to projected operating data for each reporting unit to arrive at an indication of fair value. Under the income approach, the discounted cash flow model determines fair value based on the present value of management prepared projected cash flows over a specific projection period and a residual value related to future cash flows beyond the projection period. Both values are discounted using a rate which reflects our best estimate of the weighted average cost of capital of a market participant, and is adjusted for appropriate risk factors. The Company believes the most sensitive estimate used in the income approach is the management prepared projected cash flows. Consequently, as necessary the Company performs sensitivity tests on select reporting units to ensure reductions of the present value of the projected cash flows by at least 10% would not adversely impact the results of the goodwill impairment tests. Historically, the Company has equally weighted the income and market approaches as it believed the quality and quantity of the collected information were approximately equal. The inputs used in the fair value estimates for goodwill are classified within level 3 of the fair value hierarchy as defined in the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“the FASB Codification”).

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

Goodwill is allocated to reporting units that are expected to benefit from the business combinations generating the goodwill. As of June 30, 2018, the Company had five reporting units - Expedited LTL, TLX Forward Air, Intermodal, Pool Distribution and Total Quality, Inc. ("TQI"). The TLX Forward Air and the TQI reporting units were assigned to the Truckload Premium Services reportable segment. Currently, there is no goodwill assigned to the TLX Forward Air reporting unit. Our 2018 calculations for LTL, Pool Distribution, Intermodal and TQI indicated that, as of June 30, 2018, the fair value of each reporting unit exceeded their carrying value by approximately 349.0%, 182.0%, 73.0% and 36.0%, respectively.

For our June 30, 2018 analysis, the significant assumptions used for the income approach were projected net cash flows and the following discount and long-term growth rates:

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

As of July 1, 2018, the TLX Forward Air and TQI reporting units were fully integrated into the Truckload Premium Services reporting unit. As a result, as of December 31, 2018 we had four reporting units - Expedited LTL, Truckload Premium Services, Intermodal and Pool Distribution. The Company conducted a qualitative assessment as of December 31, 2018 and no indicators of impairment were identified.

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
December 31, 2018
(In thousands, except share and per share data)

The following is a summary of the changes in goodwill for Intermodal and the Company for the year ended December 31, 2018. There were no changes to Expedited LTL, Truckload Premium or Pool Distribution during the year ended December 31, 2018. Approximately $119,948 of goodwill is deductible for tax purposes.

	Expedited LTL		Truckload Premium		Pool Distribution		Intermodal		Total
		Accumulated		Accumulated		Accumulated		Accumulated
	Goodwill	Impairment	Goodwill	Impairment	Goodwill	Impairment	Goodwill	Impairment	Net
Ending balance, December 31, 2017	$97,593	$—	$45,164	$(25,686)	$12,359	$(6,953)	$69,194	$—	$191,671
MMT acquisition	—	—	—	—	—	—	1,954	—	1,954
Southwest acquisition	—	—	—	—	—	—	5,467	—	5,467
Ending balance, December 31, 2018	$97,593	$—	$45,164	$(25,686)	$12,359	$(6,953)	$76,615	$—	$199,092

Other Acquired Intangibles

Through acquisitions, the Company acquired customer relationships, non-compete agreements and trade names having weighted-average useful lives of 15.0, 4.5 and 4.0 years, respectively.  Amortization expense on acquired customer relationships, non-compete agreements and trade names for each of the years ended December 31, 2018, 2017 and 2016 was $9,138, $10,193 and $10,122, respectively.

As of December 31, 2018, definite-lived intangible assets are comprised of the following:

	Acquired Intangibles	Accumulated Amortization	Accumulated Impairment	Net Acquired Intangibles
Customer relationships	$204,226	$75,585	$16,501	$112,140
Non-compete agreements	5,102	3,581	—	1,521
Trade name	1,500	1,500	—	—
Total	$210,828	$80,666	$16,501	$113,661

As of December 31, 2017, definite-lived intangible assets are comprised of the following:

	Acquired Intangibles	Accumulated Amortization	Accumulated Impairment	Net Acquired Intangibles
Customer relationships	$193,209	$66,986	$16,501	$109,722
Non-compete agreements	4,566	3,074	—	1,492
Trade name	1,500	1,467	—	33
Total	$199,275	$71,527	$16,501	$111,247

The estimated amortization expense for the next five years on definite-lived intangible assets as of December 31, 2018 is as follows:

	2019	2020	2021	2022	2023
Customer relationships	$9,350	$9,350	$9,207	$9,007	$8,659
Non-compete agreements	516	486	438	81	—
Total	$9,866	$9,836	$9,645	$9,088	$8,659

Additionally, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Impairment is recognized on assets classified as held and used when the sum of undiscounted estimated cash flows expected to result from the use of the asset is less than the carrying value. If such measurement indicates a possible impairment, the estimated fair value of the asset is compared to its net book value to measure the impairment charge, if any. In conjunction with the June 30, 2016 TQI goodwill impairment assessment the Company determined

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2018
(In thousands, except share and per share data)

there were indicators that TQI's customer relationship and non-compete intangible assets were impaired, as the undiscounted cash flows associated with the applicable assets no longer exceeded the related assets' net book values. The Company estimated the fair value of the customer relationship and non-compete assets using an income approach (level 3). Under this method, an intangible asset's fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To estimate fair value, the Company used cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset. The Company believed the level and timing of cash flows appropriately reflected market participant assumptions. As a result of these estimates the Company recorded an impairment charge of $16,501 related to TQI customer relationships during the year ended December 31, 2016. The Company incurred no such impairment charges during the years ended December 31, 2017 or 2018.

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

Unless the Company elects otherwise under the credit agreement, interest on borrowings under the Facility is based on the highest of (a) the federal funds rate (not less than 0%) plus 0.5%, (b) the administrative agent's prime rate and (c) the LIBOR Rate plus 1.0%, in each case plus a margin that can range from 0.3% to 0.8% with respect to the Facility depending on the Company’s ratio of consolidated funded indebtedness to earnings before interest, taxes, depreciation and amortization, as set forth in the credit agreement. Payments of interest for each loan that is based on the LIBOR Rate are due in arrears on the last day of the interest period applicable to such loan (with interest periods of one, two or three months being available, at the Company’s option). Payments of interest on loans that are not based on the LIBOR Rate are due on the last day of each quarter ended March 31, June 30, September 30 and December 31 of each year. All unpaid amounts of principal and interest are due at maturity. As of December 31, 2018, the Company had $47,500 in borrowings outstanding under the revolving credit facility, $10,650 utilized for outstanding letters of credit and $91,850 of available borrowing capacity under the revolving credit facility. The interest rate on the outstanding borrowings under the facility was 4.1% at December 31, 2018.

The Facility contains customary events of default including, among other things, payment defaults, breach of covenants, cross acceleration to material indebtedness, bankruptcy-related defaults, material judgment defaults, and the occurrence of certain change of control events. The occurrence of an event of default may result in, among other things, the termination of the Facilities, acceleration of repayment obligations and the exercise of remedies by the lenders with respect to the Company and its subsidiaries that are party to the Facility. The Facility also contains financial covenants and other covenants that, among other things, restrict the ability of the Company and its subsidiaries, without the approval of the required lenders, to engage in certain mergers, consolidations, asset sales, dividends and stock repurchases, investments, and other transactions or to incur liens or indebtedness in excess of agreed thresholds, as set forth in the credit agreement. As of December 31, 2018, the Company was in compliance with the aforementioned covenants.

Capital Leases

Primarily through acquisitions, the Company assumed several equipment leases that met the criteria for classification as a capital lease.  The leased equipment is being amortized over the shorter of the lease term or useful life.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2018
(In thousands, except share and per share data)

Property and equipment include the following amounts for assets under capital leases:

	December 31, 2018	December 31, 2017
Equipment	$635	$635
Accumulated amortization	(518)	(413)
	$117	$222

Amortization of assets under capital leases is included in depreciation and amortization expense.

Future minimum payments, by year and in the aggregate, under non-cancelable capital leases with initial or remaining terms of one year or more consist of the following at December 31, 2018:

2019	$325
2020	60
Total	385
Less amounts representing interest	22
Present value of net minimum lease payments (including current portion of $309)	$363

Interest Payments

Cash interest payments during 2018, 2017 and 2016 were $1,841, $1,193 and $1,770, respectively.  No interest was capitalized during the years ended December 31, 2018, 2017 and 2016.

4.        Shareholders' Equity, Stock Options and Net Income per Share

Preferred Stock

There are 5,000,000 shares of preferred stock with a par value of $0.01 authorized, but no shares have been issued to date.

Cash Dividends

During the fourth quarter of 2018, the Company’s Board of Directors declared a cash dividend of $0.18 per share of Common Stock. During the first, second and third quarters of 2018, each quarter of 2017 and the fourth quarter of 2016, the Company's Board of Directors declared a cash dividend of $0.15 per share of Common Stock. During the first, second and third quarters of 2016, the Company's Board of Directors declared a cash dividend of $0.12 per share of Common Stock. On February 5, 2019, the Company’s Board of Directors declared a $0.18 per share dividend that will be paid in the first quarter of 2019. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

Repurchase of Common Stock
On July 21, 2016, our Board of Directors approved a stock repurchase plan that authorized the repurchase of up to 3,000,000 shares of the Company's Common Stock. Under the 2016 repurchase plan, during the year ended December 31, 2018, we repurchased 1,109,270 shares of Common Stock for $66,126, or $59.61 per share. As of December 31, 2018, 709,395 shares remain that may be repurchased.

On February 5, 2019, our Board of Directors canceled the Company’s remaining 2016 share repurchase authorization and approved a stock repurchase authorization for up to 5,000,000 shares of the Company’s common stock. The amount and timing of any repurchases under the Company’s new repurchase authorization will be at such prices as determined by management of the Company. Repurchases of common stock may also be made under a Rule 10b5-1 plan, which would permit common stock to be repurchased when the Company might otherwise be precluded from doing so under insider trading laws. Stock repurchases may be commenced or suspended from time to time for any reason.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2018
(In thousands, except share and per share data)

Share-Based Compensation

In May 2016, with the approval of shareholders, the Company adopted the 2016 Omnibus Incentive Compensation Plan (the “Omnibus Plan”) to reserve for issuance 2,000,000 common shares. Options issued under these plans have seven year terms and vest over a two to three-year period. With the adoption of the Omnibus Plan, no further awards will be issued under the 1999 Amended Plan. As of December 31, 2018, there were approximately 1,266,219 shares remaining available for grant under the Omnibus Plan.

Employee Activity - Options

The following table summarizes the Company’s employee stock options outstanding as of December 31, 2018:

					Outstanding		Exercisable
				Weighted-	Weighted-		Weighted-
Range of			Number	Average	Average	Number	Average
Exercise			Outstanding	Remaining	Exercise	Exercisable	Exercise
Price			(000)	Contractual Life	Price	(000)	Price
$36.90	-	37.14	36	1.0	$37.11	36	$37.11
41.32	-	44.90	135	3.5	43.39	101	43.33
45.34	-	48.32	116	5.0	47.76	42	47.61
50.71	-	53.73	53	3.4	51.13	49	50.95
57.18	-	60.42	98	6.1	58.78	2	57.18
64.26	-	64.26	100	6.7	64.26	—	—
$36.90	-	64.26	538	4.7	$51.37	230	$44.89

The following tables summarize the Company’s employee stock option activity and related information for the years ended December 31, 2018, 2017 and 2016:

	Year ended
	December 31, 2018		December 31, 2017		December 31, 2016
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
	(000)	Price	(000)	Price	(000)	Price
Outstanding at beginning of year	440	$45	564	$41	786	$32
Granted	193	62	128	48	137	44
Exercised	(95)	41	(206)	35	(346)	24
Forfeited	—	—	(46)	46	(13)	35
Outstanding at end of year	538	$51	440	$45	564	$41
Exercisable at end of year	230	$45	226	$42	331	$37
Weighted-average fair value of options granted during the year	$16		$13		$12
Aggregate intrinsic value for options exercised	$1,992		$3,569		$7,803
Average aggregate intrinsic value for options outstanding	$4,550
Average aggregate intrinsic value for exercisable options	$3,439

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2018
(In thousands, except share and per share data)

	Year ended
	December 31, 2018	December 31, 2017	December 31, 2016
Shared-based compensation for options	$1,578	$1,313	$1,473
Tax benefit for option compensation	$398	$466	$546
Unrecognized compensation cost for options	$3,128
Weighted average period over which unrecognized compensation will be recognized (years)	2.2

Employee Activity – Non-vested shares

Non-vested share grants to employees vest ratably over a three-year period. The following tables summarize the Company's employee non-vested share activity and related information:

	Year ended
	December 31, 2018		December 31, 2017		December 31, 2016
		Weighted-		Weighted-		Weighted-
	Non-vested	Average	Non-vested	Average	Non-vested	Average
	Shares	Grant Date	Shares	Grant Date	Shares	Grant Date
	(000)	Fair Value	(000)	Fair Value	(000)	Fair Value

Outstanding and non-vested at beginning of year	227	$47	222	$45	191	$46
Granted	202	60	126	48	134	44
Vested	(107)	56	(105)	45	(94)	44
Forfeited	(7)	52	(16)	47	(9)	45
Outstanding and non-vested at end of year	315	$55	227	$47	222	$45
Aggregate grant date fair value	$17,295		$10,618		$10,108
Total fair value of shares vested during the year	$6,040		$5,040		$4,064

	Year ended
	December 31, 2018	December 31, 2017	December 31, 2016
Shared-based compensation for non-vested shares	$6,874	$5,045	$4,614
Tax benefit for non-vested share compensation	$1,732	$1,791	$1,712
Unrecognized compensation cost for non-vested shares	$11,003
Weighted average period over which unrecognized compensation will be recognized (years)	1.8

Employee Activity – Performance shares

In 2018, 2017 and 2016, the Company granted performance shares to key employees. Under the terms of the performance share agreements, on the third anniversary of the grant date, the Company will issue to the employees a calculated number of common stock shares based on the three year performance of the Company's total shareholder return as compared to the total shareholder return of a selected peer group. No shares may be issued if the Company total shareholder return outperforms 25% or less of the peer group, but the number of shares issued may be doubled if the Company total shareholder return performs better than 90% of the peer group.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2018
(In thousands, except share and per share data)

The following tables summarize the Company's employee performance share activity, assuming median share awards, and related information:

	Year ended
	December 31, 2018		December 31, 2017		December 31, 2016
		Weighted-		Weighted-		Weighted-
	Non-vested	Average	Non-vested	Average	Non-vested	Average
	Shares	Grant Date	Shares	Grant Date	Shares	Grant Date
	(000)	Fair Value	(000)	Fair Value	(000)	Fair Value

Outstanding and non-vested at beginning of year	69	$58	80	$55	77	$52
Granted	18	72	27	56	29	49
Additional shares awarded based on performance	—	—	—	—	7	40
Vested	—	—	—	—	(33)	40
Forfeited	(22)	67	(38)	51	—	—
Outstanding and non-vested at end of year	65	$58	69	$58	80	$55
Aggregate grant date fair value	$3,795		$3,980		$4,373

	Year ended
	December 31, 2018	December 31, 2017	December 31, 2016
Shared-based compensation for performance shares	$1,263	$1,045	$1,447
Tax benefit for performance share compensation	$318	$371	$537
Unrecognized compensation cost for performance shares	$1,415
Weighted average period over which unrecognized compensation will be recognized (years)	1.7

Employee Activity – Employee Stock Purchase Plan

Under the ESPP, at December 31, 2018, the Company is authorized to issue up to a remaining 362,404 shares of Common Stock to employees of the Company. For the years ended December 31, 2018, 2017 and 2016, participants under the ESPP purchased 9,455, 9,954, and 11,174 shares, respectively, at an average price of $50.63, $46.01, and $39.50 per share, respectively. The weighted-average fair value of each purchase right under the ESPP granted for the years ended December 31, 2018, 2017 and 2016, which is equal to the discount from the market value of the Common Stock at the end of each six month purchase period, was $6.26, $9.26, and $6.46 per share, respectively. Share-based compensation expense of $59, $92, and $72 was recognized in salaries, wages and employee benefits, during the years ended December 31, 2018, 2017 and 2016, respectively.

Non-employee Directors – Non-vested shares

In May 2006, the Company’s shareholders approved the Company’s 2006 Non-Employee Director Stock Plan (the “2006 Plan”).  The Company’s shareholders then approved the Company’s Amended and Restated Non-Employee Director Stock Plan (the “Amended Plan”) on May 22, 2007.  The Amended Plan was then further amended and restated on December 17, 2008.  Under the Amended Plan, on the first business day after each Annual Meeting of Shareholders, each non-employee director will automatically be granted an award (the “Annual Grant”), in such form and size as the Board determines from year to year.  Unless otherwise determined by the Board, Annual Grants will become vested and nonforfeitable on the earlier of (a) the day immediately prior to the first Annual Meeting that occurs after the Grant Date or (b) the first anniversary of the Grant Date so long as the non-employee director’s service with the Company does not earlier terminate.  Each director may elect to defer receipt of the shares

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2018
(In thousands, except share and per share data)

under a non-vested share award until the director terminates service on the Board of Directors.  If a director elects to defer receipt, the Company will issue deferred stock units to the director, which do not represent actual ownership in shares and the director will not have voting rights or other incidents of ownership until the shares are issued.  However, the Company will credit the director with dividend equivalent payments in the form of additional deferred stock units for each cash dividend payment made by the Company.

In May 2016, with the approval of shareholders, the Company further amended the Amended Plan to reserve for issuance an additional 160,000 common shares, increasing the total number of reserved common shares under the Amended Plan to 360,000. As of December 31, 2018, there were approximately 132,313 shares remaining available for grant.

The following tables summarize the Company's non-employee non-vested share activity and related information:

	Year ended
	December 31, 2018		December 31, 2017		December 31, 2016
	Non-vested		Non-vested		Non-vested
	Shares and	Weighted-	Shares and	Weighted-	Shares and	Weighted-
	Deferred	Average	Deferred	Average	Deferred	Average
	Stock Units	Grant Date	Stock Units	Grant Date	Stock Units	Grant Date
	(000)	Fair Value	(000)	Fair Value	(000)	Fair Value

Outstanding and non-vested at beginning of year	11	$52	16	$44	15	$51
Granted	16	59	14	52	16	44
Vested	(12)	52	(16)	44	(15)	51
Forfeited	—	—	(3)	49	—	—
Outstanding and non-vested at end of year	15	$59	11	$52	16	$44
Aggregate grant date fair value	$920		$742		$688
Total fair value of shares vested during the year	$615		$809		$639

	Year ended
	December 31, 2018	December 31, 2017	December 31, 2016
Shared-based compensation for non-vested shares	$775	$608	$728
Tax benefit for non-vested share compensation	$195	$216	$263
Unrecognized compensation cost for non-vested shares	$360
Weighted average period over which unrecognized compensation will be recognized (years)	0.4

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2018
(In thousands, except share and per share data)

Net Income per Share

The following table sets forth the computation of net income per basic and diluted share:

	2018	2017	2016
		(As Adjusted)	(As Adjusted)
Numerator:
Net income and comprehensive income	$92,051	$87,255	$27,505
Income allocated to participating securities	(881)	(700)	(210)
Numerator for basic and diluted income per share - net income	91,170	86,555	27,295

Denominator:
Denominator for basic net income per share - weighted-average shares (in thousands)	29,076	29,867	30,283
Effect of dilutive stock options (in thousands)	80	64	130
Effect of dilutive performance shares (in thousands)	34	33	31
Denominator for diluted net income per share - adjusted weighted-average shares (in thousands)	29,190	29,964	30,444
Basic net income per share	$3.14	$2.90	$0.90
Diluted net income per share	$3.12	$2.89	$0.90

The number of instruments that could potentially dilute net income per basic share in the future, but that were not included in the computation of net income per diluted share because to do so would have been anti-dilutive for the periods presented, are as follows:

	2018	2017	2016
Anti-dilutive stock options (in thousands)	126	172	310
Anti-dilutive performance shares (in thousands)	16	—	—
Anti-dilutive non-vested shares and deferred stock units (in thousands)	9	—	—
Total anti-dilutive shares (in thousands)	151	172	310

5.        Income Taxes

Tax Reform

On December 22, 2017, President Trump signed into law H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (this legislation is referred to herein as the “U.S. Tax Act”). The U.S. Tax Act provided for significant changes in the U.S. Internal Revenue Code of 1986, as amended. The U.S. Tax Act contains provisions with separate effective dates but is generally effective for taxable years beginning after December 31, 2017.

Beginning on January 1, 2018, the U.S. Tax Act lowered the U.S. corporate income tax rate from 35% to 21% on our U.S. earnings from that date and beyond. The revaluation of our U.S. deferred tax assets and liabilities to the 21% corporate tax rate reduced our net U.S. deferred income tax liability by approximately $15,901 which is reflected as a reduction in our income tax expense in our results for the quarter and year ended December 31, 2017.

On December 22, 2017, the SEC staff issued SAB 118 that allows us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date.  As of December 22, 2018, the Company has completed its accounting for all of the enactment-date income tax effects of the U.S. Tax Act.  The Company made no adjustments to the provisional amounts recorded at December 31, 2017.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2018
(In thousands, except share and per share data)

Income Taxes

The provision for income taxes consists of the following:

	2018	2017	2016
		(As Adjusted)	(As Adjusted)
Current:
Federal	$16,572	$28,556	$24,139
State	3,559	4,043	3,052
	20,131	32,599	27,191
Deferred:
Federal	7,194	(11,860)	3,145
State	870	(457)	269
	8,064	(12,317)	3,414
	$28,195	$20,282	$30,605

The tax benefit associated with the exercise of stock options and the vesting of non-vested shares recorded to additional paid in capital during the year ended December 31, 2016 was $1,732 and is reflected as an increase in additional paid-in capital in the accompanying consolidated statements of shareholders’ equity. For 2018 and 2017, FASB guidance required the recognition of the income tax effects of awards in the income statement when the awards vest or are settled thus eliminating additional paid in capital ("APIC") pools.

The historical income tax expense differs from the amounts computed by applying the federal statutory rate of 21.0% for 2018 and 35.0% for 2017 and 2016 to income before income taxes as follows:

	2018	2017	2016
		(As Adjusted)	(As Adjusted)
Tax expense at the statutory rate	$25,252	$37,637	$20,399
State income taxes, net of federal benefit	3,685	2,339	2,229
Share-based compensation	(50)	(366)	—
Qualified stock options	12	32	(88)
Other permanent differences	163	252	474
TQI goodwill impairment	—	—	8,990
Deferred tax asset valuation allowance	35	78	(2)
Federal qualified property deductions	—	(2,075)	(1,311)
Federal income tax credits	(207)	(58)	—
Non-taxable acquisitions	—	(568)	—
Rate impact on deferred tax liabilities	—	(15,901)	—
Other	(695)	(1,088)	(86)
	$28,195	$20,282	$30,605

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2018
(In thousands, except share and per share data)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31, 2018	December 31, 2017
		(As Adjusted)
Deferred tax assets:
Accrued expenses	$10,362	$8,228
Allowance for doubtful accounts	535	777
Share-based compensation	3,526	3,002
Accruals for income tax contingencies	217	251
Net operating loss carryforwards	2,906	4,733
Total deferred tax assets	17,546	16,991
Valuation allowance	(395)	(360)
Total deferred tax assets, net of valuation allowance	17,151	16,631
Deferred tax liabilities:
Tax over book depreciation	25,606	19,402
Intangible assets	10,904	11,108
Prepaid expenses deductible when paid	3,902	3,460
Goodwill	13,913	11,741
Total deferred tax liabilities	54,325	45,711
Net deferred tax liabilities	$(37,174)	$(29,080)

Total cash income tax payments, net of refunds, during fiscal years 2018, 2017 and 2016 were $21,064, $36,110 and $10,628, respectively.

The Company has considered the weight of all available evidence in determining the need for a valuation allowance against each of the Company’s various deferred tax assets and believes the Company’s history of income is a significant weight of evidence supporting the realization of all of the Company’s federal and most state deferred tax assets. In addition, the Company believes all existing deferred tax liabilities will reverse in a manner that generates enough taxable income to realize an offsetting amount of deferred tax assets. Given the historical positive performance of the Company for having more than ten consecutive years of profitability, the Company expects to fully utilize the vast majority of its deferred tax assets and has concluded that the only valuation allowance needed relates to state net operating loss carryforwards, as noted below.

As a result of the Towne acquisition the Company has approximately $10,258, $18,586 and $27,050 of federal net operating losses as of December 31, 2018, 2017 and 2016 respectively, that will expire between 2020 and 2030. The Company expects to be able to fully utilize these federal net operating losses before they expire.

At December 31, 2018 and 2017, the Company had state net operating loss carryforwards of $18,148 and $18,126, respectively, that will expire between 2018 and 2030. Also, the use of these state net operating losses is limited to the future taxable income of separate legal entities. Based on expectations of future taxable income, management believes that it is more likely than not that the results of operations for certain separate legal entities will not generate sufficient taxable income to realize portions of these net operating loss benefits for state loss carryforwards.  As a result, a valuation allowance has been provided for the state loss carryforwards for these specific legal entities. The valuation allowance on these state loss carryforwards increased $35 during 2018 and $78 during 2017.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2018
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

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

Liability for
Unrecognized Tax
Benefits
Balance at December 31, 2015	$773
Reductions for settlement with state taxing authorities	(247)
Additions for tax positions of current year	56
Balance at December 31, 2016	582
Reductions for settlement with state taxing authorities	(14)
Additions for tax positions of prior years	400
Additions for tax positions of current year	366
Balance at December 31, 2017	1,334
Reductions for settlement with state taxing authorities	(271)
Reductions for tax positions of prior years	(40)
Additions for tax positions of current year	35
Balance at December 31, 2018	$1,058

Included in the liability for unrecognized tax benefits at December 31, 2018 and December 31, 2017 are tax positions of $1,058 and $1,334, respectively, which represents tax positions where the realization of the ultimate benefit is uncertain and the disallowance of which would affect the Company’s annual effective income tax rate.

In addition, at December 31, 2018 and December 31, 2017, the Company had accrued penalties associated with unrecognized tax benefits of $61 and $105, respectively.  At December 31, 2018 and December 31, 2017, the Company also had accrued interest associated with unrecognized tax benefits of $143 and $201, respectively.

6.        Operating Leases

The Company leases certain facilities under noncancellable operating leases that expire in various years through 2026. Certain leases may be renewed for periods varying from one to ten years.  The Company has entered into or assumed through acquisition several operating leases for tractors, straight trucks and trailers with original lease terms between three and five years.  These leases expire in various years through 2023 and may not be renewed beyond the original term.

Sublease rental income was $1,724, $1,923 and $1,517 in 2018, 2017 and 2016, respectively.  In 2019, the Company expects to receive aggregate future minimum rental payments under noncancellable subleases of approximately $1,155.  Noncancellable subleases expire between 2019 and 2021.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2018
(In thousands, except share and per share data)

Future minimum rental payments under noncancellable operating leases with initial or remaining terms in excess of one year consisted of the following at December 31, 2018:

2019	$51,380
2020	40,999
2021	29,598
2022	16,612
2023	9,234
Thereafter	11,459
Total	$159,282

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

As of December 31, 2018, the Company had commitments to purchase trailers and forklifts for approximately $14,305 during 2019.

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

Employer contributions vest 20.0% after two years of service and continue vesting 20.0% per year until fully vested. The Company’s matching contributions expensed in 2018, 2017 and 2016 were approximately $1,713, $1,441 and $1,056, respectively.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2018
(In thousands, except share and per share data)

9.        Financial Instruments

Off Balance Sheet Risk

At December 31, 2018, the Company had letters of credit outstanding totaling $10,650.

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

	December 31, 2018		December 31, 2017
	Carrying Value	Fair Value	Carrying Value	Fair Value
Capital lease obligations	$363	$374	$724	$744

The Company's fair value estimates for the above financial instruments are classified within level 3 of the fair value hierarchy as defined in the FASB Codification.

10.        Segment Reporting

The Company has four reportable segments based on information available to and used by the chief operating decision maker.  Expedited LTL operates a comprehensive national network that provides expedited regional, inter-regional and national LTL and final mile services. The TLS segment provides expedited truckload brokerage, dedicated fleet services and high security and temperature-controlled logistics services. The Intermodal segment primarily provides first- and last-mile high value intermodal container drayage services both to and from seaports and railheads. Pool Distribution provides high-frequency handling and distribution of time sensitive product to numerous destinations.

Except for certain insurance activity, the accounting policies of the segments are the same as those described in the summary of significant accounting policies disclosed in Note 1. For workers compensation and vehicle claims each segment is charged an insurance premium and is also charged a deductible that corresponds with our corporate deductibles disclosed in Note 1. However, any losses beyond our deductibles and any loss development factors applied to our outstanding claims as a result of actuary analysis are not passed to the segments, but recorded at the corporate level within Eliminations and Other.

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

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2018
(In thousands, except share and per share data)

The following tables summarize segment information about results from operations and assets used by the chief operating decision maker of the Company in making decisions regarding allocation of assets and resources as of and for the years ended December 31, 2018, 2017 and 2016.

Year ended December 31, 2018	Expedited LTL	Truckload Premium Services	Pool Distribution	Intermodal	Eliminations & Other	Consolidated
External revenues	$740,332	$186,114	$193,690	$200,750	$—	$1,320,886
Intersegment revenues	7,230	6,468	427	256	(14,381)	—
Depreciation and amortization	22,523	6,429	6,900	6,329	2	42,183
Share-based compensation expense	7,761	696	453	984	655	10,549
Interest expense	1	(21)	—	58	1,745	1,783
Income (loss) from operations	96,385	5,055	5,870	23,266	(8,545)	122,031
Total assets	478,888	71,163	64,306	167,002	(21,144)	760,215
Capital expenditures	38,520	190	2,729	854	—	42,293

Year ended December 31, 2017 (As Adjusted)	Expedited LTL	Truckload Premium Services	Pool Distribution	Intermodal	Eliminations & Other	Consolidated
External revenues	$652,304	$194,402	$168,194	$154,446	$—	$1,169,346
Intersegment revenues	3,534	7,350	289	238	(11,411)	—
Depreciation and amortization	22,103	6,328	6,773	5,848	3	41,055
Share-based compensation expense	6,776	378	387	562	—	8,103
Interest expense	3	2	—	48	1,156	1,209
Income (loss) from operations	87,969	3,215	6,378	12,963	(1,768)	108,757
Total assets	440,823	65,829	55,970	149,150	(19,150)	692,622
Capital expenditures	36,650	33	1,068	514	—	38,265

Year ended December 31, 2016 ( As Adjusted)	Expedited LTL	Truckload Premium Services	Pool Distribution	Intermodal	Eliminations & Other	Consolidated
External revenues	$593,472	$179,989	$151,245	$105,504	$—	$1,030,210
Intersegment revenues	3,067	1,018	607	160	(4,852)	—
Depreciation and amortization	21,919	6,441	5,975	3,876	(1)	38,210
Share-based compensation expense	7,209	332	334	459	—	8,334
Impairment of goodwill and other intangible assets	—	42,442	—	—	—	42,442
Interest expense	1,687	3	—	83	(176)	1,597
Income (loss) from operations	83,142	(35,409)	3,633	11,060	(2,723)	59,703
Total assets	443,077	53,695	50,271	130,295	(33,290)	644,048
Capital expenditures	37,501	1,828	2,637	220	—	42,186

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2018
(In thousands, except share and per share data)

11.        Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2018 and 2017:

	2018
	March 31	June 30	September 30	December 31
Operating revenue	$302,608	$330,343	$331,375	$356,561
Income from operations	24,235	32,870	29,879	35,047
Net income	17,741	24,298	22,329	27,684

Net income per share:
Basic	$0.60	$0.83	$0.76	$0.95
Diluted	$0.60	$0.82	$0.76	$0.95

	2017
	(As Adjusted)
	March 31	June 30	September 30	December 31
Operating revenue	$262,046	$283,876	$298,289	$325,136
Income from operations	23,743	29,996	27,176	27,843
Net income	14,581	19,666	18,328	34,681

Net income per share:
Basic	$0.48	$0.65	$0.61	$1.17
Diluted	$0.48	$0.65	$0.61	$1.16

Forward Air Corporation
Schedule II — Valuation and Qualifying Accounts
(In thousands)

Col. A	Col. B	Col. C		Col. D		Col. E
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts Described	Deductions -Described		Balance at End of Period
Year ended December 31, 2018
Allowance for doubtful accounts	$2,542	$139	$—	$1,372	(2)	$1,309
Allowance for revenue adjustments (1)	464	—	3,628	3,320	(3)	772
Income tax valuation	360	35	—	—		395
	3,366	174	3,628	4,692		2,476
Year ended December 31, 2017
Allowance for doubtful accounts	$1,309	$1,814	$—	$581	(2)	$2,542
Allowance for revenue adjustments (1)	405	—	3,055	2,996	(3)	464
Income tax valuation	282	78	—	—		360
	1,996	1,892	3,055	3,577		3,366
Year ended December 31, 2016
Allowance for doubtful accounts	$1,310	$258	$—	$259	(2)	$1,309
Allowance for revenue adjustments (1)	1,095	—	2,020	2,710	(3)	405
Income tax valuation	284	(2)	—	—		282
	2,689	256	2,020	2,969		1,996

(1) Represents an allowance for adjustments to accounts receivable due to disputed rates, accessorial charges and other aspects of previously billed shipments.
(2) Represents uncollectible accounts written off, net of recoveries
(3) Represents adjustments to billed accounts receivable

S-1

EXHIBIT INDEX
No.		Exhibit
3.1
Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999 (File No. 0-22490))

3.2
Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2017 (File No. 0-22490))

4.1
Form of Forward Air Corporation Common Stock Certificate (incorporated herein by reference to Exhibit 4.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended September 30, 1998 filed with the Securities and Exchange Commission on November 16, 1998 (File No. 0-22490))

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
Amendment to the Non-Employee Director Stock Plan (incorporated herein by reference to Exhibit 10.7 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2003 filed with the Securities and Exchange Commission on March 11, 2004 (File No. 0-22490))

10.4
Form of Director Indemnification Agreement (incorporated herein by reference to Exhibit 10.4 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2017 filed with the Securities and Exchange Commission on February 23, 2018 (File No. 0-22490))

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

10.20	*
Form of Nonqualified Stock Option Agreement under the registrant’s Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2016 (File No. 0-22490))

10.21	*
Form of CEO Nonqualified Stock Option Agreement under the registrant’s Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2016 (File No. 0-22490))

10.22	*
Form of Restricted Stock Agreement under the registrant’s Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2016 (File No. 0-22490))

10.23	*
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

10.27	*
Form of Non-Employee Director Restricted Stock Agreement under the registrant’s Amended and Restated Non-Employee Director Stock Plan (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2016 (File No. 0-22490))

10.28	*
Michael J. Morris Offer Letter dated as of May 24, 2016 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2016 (File No. 0-22490))

10.29	*
Form of Employee Restricted Share Agreement under the registrant’s 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 filed with the Securities and Exchange Commission on July 27, 2016))

10.30	*
Form of CEO Nonqualified Stock Option Agreement under the registrant’s 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.41 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2017)

10.31	*
Form of CEO Performance Share Agreement under the registrant’s 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.42 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2017)

10.32	*
Form of CEO Restricted Stock Agreement under the registrant’s 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.43 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2017)

10.33	*
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

10.36	*
Executive Mortgage Assistance Agreement (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 27, 2017)

10.37	*	Severance Agreement (incorporated herein by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 27, 2017)
10.38	*
Forward Air Corporation 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 27, 2017 (File No. 0-22490))

10.39	*
Amended and Restated Non-Employee Director Stock Plan (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 27, 2017 (File No. 02-22490))

10.40
Credit Agreement dated September 29, 2017 among Forward Air Corporation and Forward Air, Inc., as the borrowers, the subsidiaries of the borrowers identified therein as the guarantors, Bank of America, N.A., U.S. Bank National Association and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2017)

10.41	*
Form of CEO Nonqualified Stock Option Agreement under the registrant’s 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 26, 2018)

10.42	*
Form of CEO Performance Share Agreement under the registrant’s 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 26, 2018)

10.43	*
Form of CEO Restricted Stock Agreement under the registrant’s 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 26, 2018)

10.44	*
Employment Agreement, dated June 6, 2018, between Forward Air Corporation and Thomas Schmitt (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2018)

10.45	*
Restrictive Covenants Agreement, dated June 6, 2018, between Forward Air Corporation and Thomas Schmitt (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2018)

10.46	*
Waiver and Acknowledgment, dated June 11, 2018 between Forward Air Corporation and Bruce Campbell (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2018)

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