Form 10-Q
period 2019-03-31
FORWARD AIR CORP
filed 2019-04-25
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2019
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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of April 22, 2019 was 28,695,985.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited).

Forward Air Corporation
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)
(Unaudited)
	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$42,165	$25,657
Accounts receivable, less allowance of $2,721 in 2019 and $2,081 in 2018	150,623	156,359
Other current assets	9,283	19,066
Total current assets	202,071	201,082

Property and equipment	417,606	413,900
Less accumulated depreciation and amortization	210,750	204,005
Total property and equipment, net	206,856	209,895
Operating lease right-of-use assets	133,361	—
Goodwill and other acquired intangibles:
Goodwill	199,092	199,092
Other acquired intangibles, net of accumulated amortization of $83,177 in 2019 and $80,666 in 2018	111,150	113,661
Total goodwill and other acquired intangibles, net	310,242	312,753
Other assets	33,047	36,485
Total assets	$885,577	$760,215

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$31,124	$34,630
Accrued expenses	41,434	39,784
Current portion of debt and finance lease obligations	264	309
Current portion of operating lease obligations	43,824	—
Total current liabilities	116,646	74,723

Debt and finance lease obligations, less current portion	47,312	47,335
Operating lease obligations, less current portion	89,915	—
Other long-term liabilities	40,257	47,739
Deferred income taxes	38,010	37,174

Shareholders’ equity:
Preferred stock	—	—
Common stock, $0.01 par value: Authorized shares - 50,000,000, Issued and outstanding shares - 28,415,052 in 2019 and 28,534,935 in 2018	284	285
Additional paid-in capital	214,173	210,296
Retained earnings	338,980	342,663
Total shareholders’ equity	553,437	553,244
Total liabilities and shareholders’ equity	$885,577	$760,215

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three months ended
	March 31, 2019	March 31, 2018
Operating revenue	$321,471	$302,608

Operating expenses:
Purchased transportation	144,014	139,666
Salaries, wages and employee benefits	76,362	69,581
Operating leases	19,173	17,964
Depreciation and amortization	10,827	10,690
Insurance and claims	9,371	7,153
Fuel expense	5,608	5,554
Other operating expenses	31,382	27,765
Total operating expenses	296,737	278,373
Income from operations	24,734	24,235

Other expense:
Interest expense	(575)	(371)
Other, net	(1)	—
Total other expense	(576)	(371)
Income before income taxes	24,158	23,864
Income tax expense	5,751	6,123
Net income and comprehensive income	$18,407	$17,741

Net income per share:
Basic	$0.64	$0.60
Diluted	$0.64	$0.60

Dividends per share:	$0.18	$0.15

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended
	March 31, 2019	March 31, 2018

Operating activities:
Net income	$18,407	$17,741
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	10,827	10,690
Share-based compensation	3,047	2,261
(Gain) loss on disposal of property and equipment	(61)	82
Provision for loss on receivables	629	134
Provision for revenue adjustments	540	817
Deferred income tax expense	836	3,713
Changes in operating assets and liabilities
Accounts receivable	4,567	805
Prepaid expenses and other current assets	2,699	2,715
Income taxes	4,631	1,768
Accounts payable and accrued expenses	(4,596)	87
Net cash provided by operating activities	41,526	40,813

Investing activities:
Proceeds from disposal of property and equipment	407	644
Purchases of property and equipment	(4,090)	(6,221)
Other	(6)	(91)
Net cash used in investing activities	(3,689)	(5,668)

Financing activities:
Payments of finance lease obligations	(68)	(74)
Proceeds from exercise of stock options	830	—
Payments of cash dividends	(5,189)	(4,413)
Repurchase of common stock (repurchase program)	(14,181)	(19,993)
Cash settlement of share-based awards for tax withholdings	(2,721)	(1,823)
Net cash used in financing activities	(21,329)	(26,303)
Net increase in cash	16,508	8,842
Cash at beginning of period	25,657	3,893
Cash at end of period	$42,165	$12,735

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2019

1.    Description of Business and Basis of Presentation

Forward Air Corporation ("the Company", "We", "Our") is a leading asset-light freight and logistics company. Forward Air Corporation's services can be classified into four reportable segments: Expedited LTL, Intermodal, Truckload Premium Services ("TLS") and Pool Distribution ("Pool") (See Note 13).

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

In our Pool segment, we provide high-frequency handling and distribution of time sensitive product to numerous destinations within a specific geographic region. We offer this service throughout the Mid-Atlantic, Southeast, Midwest and Southwest United States.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company’s operating results are subject to seasonal trends (as described in our 2018 Form 10-K) when measured on a quarterly basis; therefore operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the consolidated financial statements and notes thereto included in the Forward Air Corporation Annual Report on Form 10-K for the year ended December 31, 2018.

The accompanying unaudited condensed consolidated financial statements of the Company include Forward Air Corporation and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior period financial information to conform to the current year presentation.

2.    Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize a right-of-use asset with a corresponding lease liability on their balance sheet for most leases classified as operating leases under previous guidance. Lessors are required to recognize a net lease investment for most leases. Additional qualitative and quantitative disclosures are also required. The Company applied the transition requirements as of January 1, 2019, which resulted in recording right-of-use lease assets and corresponding lease liabilities of $133,361 and $133,739, respectively, as of March 31, 2019. There was no impact to the Company's Statements of Comprehensive Income or Statements of Cash Flows. In addition, comparative financial statements have not been presented as allowed per the guidance. Changes to processes and internal controls to meet the standard’s reporting and disclosure requirements have also been implemented. See Note 9, Leases, for additional discussion over this new standard, including the impact on the Company's financial statements.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2019

3.     Revenue

The Company's revenue is generated from providing transportation and related services to customers in accordance with contractual agreements, bill of lading ("BOL") contracts and general tariff provisions. Related services include accessorial charges such as terminal handling, storage, equipment rentals and customs brokerage. These services are distinct and are accounted for as separate performance obligations. Generally, the Company's performance obligations begin when a customer's BOL is received and are satisfied when the delivery of a shipment and related services are completed. The Company generally recognizes revenue for its services over time to coincide with when its customers simultaneously receive and consume the benefits of these services. Performance obligations are short-term with transit days typically less than a week. Upon delivery of a shipment or related service, customers are billed and remit payment according to payment terms.

Our revenue from contracts with customers is disclosed within our four reportable segments: Expedited LTL, Intermodal, TLS and Pool. This is consistent with our disclosures in earnings releases and annual reports and with the information regularly reviewed by the chief operating decision maker for evaluating financial performance. See additional discussion in Note 13, Segment Reporting.

4.    Acquisitions and Goodwill

Intermodal Acquisitions

As part of the Company's strategy to expand its Intermodal operations, in July 2018, the Company acquired certain assets of Multi-Modal Transport Inc. ("MMT") for $3,737, and in October 2018, the Company acquired certain assets of Southwest Freight Distributors (“Southwest”) for $16,250. The MMT acquisition provides Intermodal with an expanded footprint in the Minnesota, North Dakota, South Dakota, Iowa and Wisconsin markets, and the Southwest acquisition provides an expanded footprint in Texas. Both MMT and Southwest also provide access to several strategic customer relationships.
The assets, liabilities, and operating results of these collective acquisitions have been included in the Company's consolidated financial statements from their dates of acquisition and have been included in the Intermodal reportable segment.

Goodwill

The Company conducted its annual impairment assessments and test of goodwill for each reporting unit as of June 30, 2018 and no impairment charges were required at that time. Goodwill impairment exists when the estimated implied fair value of goodwill is less than its carrying value. Changes in strategy or market conditions could significantly impact these fair value estimates and require adjustments to recorded asset balances. During the three months ended March 31, 2019, no indicators of impairment were identified.

The following is a summary of the Company's goodwill as of March 31, 2019. There were no changes to goodwill during the three months ended March 31, 2019. Approximately $119,948 of goodwill is deductible for tax purposes.

March 31, 2019
Expedited LTL
Goodwill	$97,593
Accumulated Impairment	—

Intermodal
Goodwill	76,615
Accumulated Impairment	—
TLS
Goodwill	45,164
Accumulated Impairment	(25,686)

Pool Distribution
Goodwill	12,359
Accumulated Impairment	(6,953)

Total	$199,092

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2019

5.    Share-Based Payments

The Company’s general practice has been to make a single annual grant of share-based compensation in the first quarter to key employees and to make other employee grants only in connection with new employment or promotions.  Forms of share-based compensation granted to employees by the Company include stock options, non-vested shares of common stock (“non-vested shares”), and performance shares.  The Company also typically makes a single annual grant of non-vested shares to non-employee directors in conjunction with the annual election of non-employee directors to the Board of Directors. Share-based compensation is based on the grant date fair value of the instrument and is recognized ratably over the requisite service period, or vesting period.  All share-based compensation expense is recognized in salaries, wages and employee benefits.

Employee Activity - Stock Options

Stock option grants to employees generally expire seven years from the grant date and typically vest ratably over a three-year period.  The Company historically used the Black-Scholes option-pricing model to estimate the grant-date fair value of options granted.  The Company did not make any stock option grants in the three months ended March 31, 2019.

The following tables summarize the Company’s employee stock option activity and related information:

	Three months ended March 31, 2019
				Weighted-
		Weighted-	Aggregate	Average
		Average	Intrinsic	Remaining
	Options	Exercise	Value	Contractual
	(000)	Price	(000)	Term
Outstanding at December 31, 2018	538	$51
Granted	—	—
Exercised	(18)	46
Forfeited	—	—
Outstanding at March 31, 2019	520	$52	$5,031	4.5
Exercisable at March 31, 2019	308	$46	$4,598	3.5

	Three months ended
	March 31, 2019	March 31, 2018
Share-based compensation for options	$439	$342
Tax benefit for option compensation	$105	$88
Unrecognized compensation cost for options, net of estimated forfeitures	$2,768	$2,589
Weighted average period over which unrecognized compensation will be recognized (years)	1.9

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2019

Employee Activity - Non-vested Shares

Non-vested share grants to employees vest ratably over a three-year period.  The non-vested shares’ fair values were estimated using closing market prices on the day of grant. The following tables summarize the Company’s employee non-vested share activity and related information:

	Three months ended March 31, 2019
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2018	315	$55
Granted	108	59
Vested	(114)	61
Forfeited	(2)	54
Outstanding and non-vested at March 31, 2019	307	$58	$17,861

	Three months ended
	March 31, 2019	March 31, 2018
Share-based compensation for non-vested shares	$2,042	$1,399
Tax benefit for non-vested share compensation	$486	$360
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$15,251	$11,747
Weighted average period over which unrecognized compensation will be recognized (years)	2.1

Employee Activity - Performance Shares

The Company annually grants performance shares to key employees.  Under the terms of the performance share agreements, following the end of a three-year performance period, the Company will issue to these employees a calculated number of common stock shares based on meeting certain performance targets. For shares granted during the three months ended March 31, 2019, 50% of the performance share issuances will be based on meeting earnings before interest, taxes, depreciation and amortization ("EBITDA") per share targets and the remaining 50% of the performance share issuances will be based on the three year performance of the Company’s total shareholder return ("TSR") as compared to the TSR of a selected peer group. All performance shares granted during the three months ended March 31, 2018 were based on achieving total shareholder return targets.

Depending upon the EBITDA per share targets met, 0% to 200% of the granted shares may ultimately be issued. For shares granted based on total shareholder return, 0% of the shares will be issued if the Company's total shareholder return outperforms 25% or less of the peer group, but 200% of the shares will be issued if the Company's total shareholder return performs better than 90% of the peer group.

The fair value of the performance shares granted based on meeting EBITDA per share targets were estimated using the closing market prices on the day of grant and the probability of meeting these targets as of the date of grant.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2019

The fair value of the performance shares granted based on the three year performance of the Company’s total shareholder return was estimated using a Monte Carlo simulation. The weighted average assumptions used in the Monte Carlo estimate were as follows:

	Three months ended
	March 31, 2019	March 31, 2018
Expected stock price volatility	23.4%	24.3%
Weighted average risk-free interest rate	2.5%	2.2%

The following tables summarize the Company’s employee performance share activity, assuming median share awards, and related information:

	Three months ended March 31, 2019
		Weighted-	Aggregate
	Performance	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2018	65	$58
Granted	27	61
Additional shares awarded based on performance	—	—
Vested	(23)	64
Forfeited	—	—
Outstanding and non-vested at March 31, 2019	69	$62	$4,318

	Three months ended
	March 31, 2019	March 31, 2018
Share-based compensation for performance shares	$348	$335
Tax benefit for performance share compensation	$83	$86
Unrecognized compensation cost for performance shares, net of estimated forfeitures	$2,806	$2,343
Weighted average period over which unrecognized compensation will be recognized (years)	2.3

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2019

Non-employee Director Activity - Non-vested Shares

Grants of non-vested shares to non-employee directors vest ratably over the elected term to the Board of Directors, or approximately one year.  The following tables summarize the Company’s non-employee non-vested share activity and related information:

	Three months ended March 31, 2019
		Weighted-	Aggregate
	Non-vested	Average	Grant Date
	Shares	Grant Date	Fair Value
	(000)	Fair Value	(000)
Outstanding and non-vested at December 31, 2018	15	$59
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding and non-vested at March 31, 2019	15	$59	$886

	Three months ended
	March 31, 2019	March 31, 2018
Share-based compensation for non-vested shares	$218	$185
Tax benefit for non-vested share compensation	$52	$47
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$142	$65
Weighted average period over which unrecognized compensation will be recognized (years)	0.2

6.    Senior Credit Facility

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

Unless the Company elects otherwise under the credit agreement, interest on borrowings under the Facility is based on the highest of (a) the federal funds rate (not less than 0%) plus 0.5%, (b) the administrative agent's prime rate and (c) the LIBOR Rate plus 1.0%, in each case plus a margin that can range from 0.3% to 0.8% with respect to the Facility depending on the Company’s ratio of consolidated funded indebtedness to earnings before interest, taxes, depreciation and amortization, as set forth in the credit agreement. Payments of interest for each loan that is based on the LIBOR Rate are due in arrears on the last day of the interest period applicable to such loan (with interest periods of one, two or three months being available, at the Company’s option). Payments of interest on loans that are not based on the LIBOR Rate are due on the last day of each quarter ended March 31, June 30, September 30 and December 31 of each year. All unpaid amounts of principal and interest are due at maturity. As of March 31, 2019, we had $47,500 in borrowings outstanding under the revolving credit facility, $12,704 utilized for outstanding letters of credit and $89,796 of available borrowing capacity under the revolving credit facility.  The interest rate on the outstanding borrowing under the revolving credit facility was 3.9% as of March 31, 2019.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2019

The Facility contains customary events of default including, among other things, payment defaults, breach of covenants, cross acceleration to material indebtedness, bankruptcy-related defaults, material judgment defaults, and the occurrence of certain change of control events. The occurrence of an event of default may result in, among other things, the termination of the Facilities, acceleration of repayment obligations and the exercise of remedies by the lenders with respect to the Company and its subsidiaries that are party to the Facility. The Facility also contains financial covenants and other covenants that, among other things, restrict the ability of the Company and its subsidiaries, without the approval of the required lenders, to engage in certain mergers, consolidations, asset sales, dividends and stock repurchases, investments, and other transactions or to incur liens or indebtedness in excess of agreed thresholds, as set forth in the credit agreement. As of March 31, 2019, the Company was in compliance with the aforementioned covenants.

7.    Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three months ended
	March 31, 2019	March 31, 2018
Numerator:
Net income and comprehensive income	$18,407	$17,741
Income allocated to participating securities	(208)	(145)
Numerator for basic and diluted income per share - net income	$18,199	$17,596
Denominator (in thousands):
Denominator for basic income per share - weighted-average shares	28,530	29,375
Effect of dilutive stock options	76	70
Effect of dilutive performance shares	42	35
Denominator for diluted income per share - adjusted weighted-average shares	28,648	29,480
Basic net income per share	$0.64	$0.60
Diluted net income per share	$0.64	$0.60

The number of instruments that could potentially dilute net income per basic share in the future, but that were not included in the computation of net income per diluted share because to do so would have been anti-dilutive for the periods presented, are as follows:

	March 31, 2019	March 31, 2018
Anti-dilutive stock options (in thousands)	195	67
Anti-dilutive performance shares (in thousands)	8	11
Anti-dilutive non-vested shares and deferred stock units (in thousands)	—	9
Total anti-dilutive shares (in thousands)	203	87

8.    Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states and Canada. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2011.

For the three months ended March 31, 2019 and 2018, the effective income tax rates varied from the statutory federal income tax rate of 21.0%, primarily as a result of the effect of state income taxes, net of the federal benefit, and permanent differences between book and tax net income. The combined federal and state effective tax rate for the three months ended March 31, 2019 was 23.8% compared to a rate of 25.7% for the same period in 2018. The lower effective tax rate for the first quarter of 2019 is the result of increased stock based compensation vesting and exercises when compared to the same period in 2018, which was impacted by forfeited performance shares and no option activity.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2019

9.     Leases

As of January 1, 2019, the Company adopted ASU 2016-02, Leases, which required the Company to recognize a right-of-use asset and a corresponding lease liability on its balance sheet for most leases classified as operating leases under previous guidance. The Company adopted the standard using the modified retrospective approach as of January 1, 2019 and comparative financial statements have not been presented as allowed per the guidance.

The Company elected several of the practical expedients permitted under the transition guidance within the new standard. The package of practical expedients elected allowed the Company to carryforward its conclusions over whether any existing contracts contain a lease, to carryforward historical lease classification, and to carryforward its evaluation of initial direct costs for any existing leases. In addition, the Company elected the practical expedients to combine lease and non-lease components and to keep leases with an initial term of 12 months or less, after the consideration of options, off the balance sheet. For leases with an initial term of 12 months or less, after the consideration of options, the Company recognized the corresponding lease expense on a straight-line basis over the lease term. These practical expedients have been elected for all leases and subleases and will be applied on a go-forward basis.

A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. An entity controls the use of the identified asset if both of the following are true: (1) the entity obtains the right to substantially all of the economic benefits from use of the identified asset and (2) the entity has the right to direct the use of the identified asset. For the three months ended March 31, 2019, the Company leased facilities and equipment under operating and finance leases.

The Company leases some of its facilities under noncancelable operating leases that expire in various years through 2026. Certain leases may be renewed for periods varying from 1 to 10 years.  The Company has entered into or assumed through acquisition several equipment operating leases for assets including tractors, straight trucks and trailers with original lease terms between 2 and 6 years.  These leases expire in various years through 2024 and may not be renewed beyond the original term.  Primarily through acquisitions, the Company assumed a few equipment leases that met the criteria for classification as a finance lease.  The finance leased equipment is being amortized over the shorter of the lease term or useful life and are not considered material to the Company's financial statements for the three months ended March 31, 2019. The Company also subleases certain facility leases to independent third parties; however, as the Company is not relieved of its primary obligation under these leases, these assets are included in the right-of-use lease assets and corresponding lease liabilities as of March 31, 2019.

For leases and subleases with terms greater than 12 months, the Company recorded the related right-of-use asset as the balance of the related lease liability, adjusted for any prepaid or accrued lease payments. Unamortized initial direct costs and lease incentives were not significant as of March 31, 2019. The lease liability was recorded at the present value of the lease payments over the term. Many of the Company's leases include rental escalation clauses, renewal options and/or termination options that were contemplated into the determination of lease payments when appropriate. As of March 31, 2019, the Company was not reasonably certain of exercising any renewal options. Further, as of March 31, 2019, it was reasonably certain that all termination options would not be exercised. As such, there were no adjustments made to its right-of-use lease assets or corresponding liabilities as a result. In addition, the Company does not have any leases with residual value guarantees or material restrictions or covenants as of March 31, 2019.

The Company did not separate lease and nonlease components of contracts for purposes of determining the right-of use lease asset and corresponding liability. Additionally, variable lease and variable nonlease components were not contemplated in the calculation of the right-of-use asset and corresponding liability. For facility leases, variable lease costs include the costs of common area maintenance, taxes, and insurance for which the Company pays its lessors an estimate that is adjusted to actual expense on a quarterly or annual basis depending on the underlying contract terms. For equipment leases, variable lease costs may include additional fees for using equipment in excess of estimated annual mileage thresholds.

In addition, the Company holds contracts with independent owner operators. These contracts explicitly identify the tractors to be operated by the independent owner operators and therefore, the Company concluded that these represent embedded leases. However, the contract compensation is variable based upon a rate per shipment and a rate per mile. As such, these amounts are excluded from the calculation of the right-of use lease asset and corresponding liability and are instead disclosed as part of variable lease costs below. Costs incurred for independent owner operators in accordance with these embedded leases are included in purchased

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2019

transportation on the Company's Statements of Comprehensive Income, totaling $73,947 for the three months ended March 31, 2019.

When available, the Company uses the rate implicit in the lease or sublease to discount lease payments to present value; however, most of our leases do not provide a readily determinable implicit rate. Therefore, the Company must estimate its incremental borrowing rate to discount the lease payments based on information available at lease commencement. The incremental borrowing rate is defined as the rate of interest that the Company would have to pay to borrow, on a collateralized basis and over a similar term, an amount equal to the lease payments in a similar economic environment. If using the Company’s incremental borrowing rate, management has elected to utilize a portfolio approach and applies the rates to a portfolio of leases with similar underlying assets and terms. Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

The following table summarizes the Company's lease costs for the quarter ended March 31, 2019 and related information:

Three months ended
March 31, 2019
Lease cost
Operating lease cost	$13,861
Short-term lease cost	2,849
Variable lease cost	77,547
Sublease income	(535)
Total lease cost	$93,722

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,451
Right-of-use assets obtained in exchange for new operating lease liabilities	$146,822
Weighted-average remaining lease term - operating leases (in years)	4
Weighted-average discount rate - operating leases	4.4%

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the balance sheet as of March 31, 2019:

Payment Due Period	Operating Leases
2019	$37,526
2020	40,201
2021	27,619
2022	18,036
2023	12,129
Thereafter	13,948
Total minimum lease payments	149,459
Less: amount of lease payments representing interest	(15,720)
Present value of future minimum lease payments	133,739
Less: current obligations under leases	(43,824)
Long-term lease obligations	$89,915

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2019

As of March 31, 2019, the Company has certain obligations to lease tractors, which will be delivered throughout the remainder of 2019. These leases are expected to have terms of approximately 3 to 4 years and are not expected to materially impact the Company's right-of-use lease assets or liabilities as of March 31, 2019.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2019

10.    Financial Instruments

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

11.    Shareholders' Equity

During the first, second and third quarter of 2018, our Board of Directors declared a cash dividend of $0.15 per share of common stock. During the fourth quarter of 2018 and the first quarter of 2019, our Board of Directors declared a cash dividend of $0.18 per share of common stock. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

On July 21, 2016, our Board of Directors approved a stock repurchase authorization for up to three million shares of the Company’s common stock (the "2016 Repurchase Plan"). On February 5, 2019, our Board of Directors cancelled the Company’s 2016 Repurchase Plan and approved a new stock repurchase plan authorizing up to five million shares of the Company’s common stock (the “2019 Repurchase Plan”) that shall remain in effect until such time as the shares authorized for repurchase are exhausted or until earlier terminated.

The following table summarizes our share repurchases for the three months ended March 31, 2019 and 2018.

	Three months ended
	March 31, 2019			March 31, 2018
	Shares repurchased	Cost of shares repurchased	Average cost per share	Shares repurchased	Cost of shares repurchased	Average cost per share

2016 Repurchase Plan	67,572	$3,850	$56.97	364,286	$19,993	$54.88
2019 Repurchase Plan	162,300	10,331	63.66	—	—	—
Total	229,872	$14,181	$61.69	364,286	$19,993	$54.88

As of March 31, 2019, 4,837,700 shares were available to be purchased under the 2019 Plan.
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
March 31, 2019

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

Except for certain insurance activity, the accounting policies of the segments are the same as those described in the summary of significant accounting policies disclosed in Note 1 of the Forward Air Corporation Annual Report on Form 10-K for the year ended December 31, 2018. For workers compensation and vehicle claims, each segment is charged an insurance premium and is also charged a deductible that corresponds with each segment's individual self-retention limit. However, any losses beyond our deductibles and any loss development factors applied to our outstanding claims as a result of actuarial analysis are not passed to the segments, but reported at the corporate level ("Eliminations & other").

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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except share and per share data)
(Unaudited)
March 31, 2019

The following tables summarize segment information about results from operations and assets used by the chief operating decision maker of the Company in making decisions regarding allocation of assets and resources as of and for the three months ended March 31, 2019 and 2018.

	Three months ended March 31, 2019
	Expedited LTL	Intermodal	Truckload Premium	Pool Distribution	Eliminations & other	Consolidated
External revenues	$177,355	$54,097	$44,923	$45,096	$—	$321,471
Intersegment revenues	1,198	18	744	89	(2,049)	—
Depreciation	4,968	469	1,564	1,315	—	8,316
Amortization	825	1,407	22	257	—	2,511
Share-based compensation expense	2,021	531	148	182	165	3,047
Interest expense	—	13	1	—	561	575
Income (loss) from operations	19,547	6,181	841	1,251	(3,086)	24,734
Total assets	566,887	182,489	74,638	102,678	(41,115)	885,577
Capital expenditures	2,081	73	156	1,780	—	4,090

	Three months ended March 31, 2018
	Expedited LTL	Intermodal	Truckload Premium	Pool Distribution	Eliminations & other	Consolidated
External revenues	$168,363	$48,477	$43,161	$42,607	$—	$302,608
Intersegment revenues	1,581	91	2,933	64	(4,669)	—
Depreciation	4,623	509	1,703	1,546	—	8,381
Amortization	905	1,092	55	257	—	2,309
Share-based compensation expense	1,675	290	180	116	—	2,261
Interest expense	—	13	1	—	357	371
Income (loss) from operations	20,773	3,469	(43)	1,371	(1,335)	24,235
Total assets	442,802	150,321	65,263	57,324	(25,503)	690,207
Capital expenditures	6,058	81	4	78	—	6,221

14.    Subsequent Events

On April 21, 2019, the Company acquired substantially all of the assets of FSA Logistix (“FSA”) for $27,000 plus additional contingent consideration based upon future revenue generation. This transaction was funded using cash flows from operations. FSA specializes in last mile logistics for a wide range of American companies, including national retailers, manufacturers, eTailers, and third party logistics companies. FSA currently has management offices in Ft. Lauderdale, FL and Southlake, TX and has operations in the East, Midwest, Southwest and West regions. The Company anticipates FSA will contribute approximately $75,000 of revenue and $3,000 of operating income on an annualized basis.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Executive Summary

Forward Air Corporation is a leading asset-light freight and logistics company. Our services are classified into four reportable segments: Expedited LTL, Intermodal, Truckload Premium Services ("TLS") and Pool Distribution ("Pool").

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

Trends and Developments

Appointment of New President and Chief Executive Officer

Effective September 1, 2018 ("Effective Date"), Thomas Schmitt was named the Company's President and Chief Executive Officer and Bruce A. Campbell, our then President and Chief Executive Officer, assumed the position of Executive Chairman. The Company's Board of Directors (the "Board") appointed Mr. Schmitt to the Board as of the Effective Date. On February 5, 2019, Mr. Campbell informed the Board of his intent to retire from his position as Executive Chairman of the Company and decision not to stand for re-election to the Board immediately preceding the Company’s 2019 annual meeting of shareholders (the “2019 Annual Meeting”) which is expected to occur on May 7, 2019. The Board and Mr. Campbell agreed that he will continue to serve the Company as a consultant for 24 months following his retirement. Following Mr. Campbell’s retirement, Mr. Schmitt is expected to become the Chairman of the Board and Craig Carlock is expected to become the Company’s Lead Independent Director, subject to their reelection to the Board at the Company’s 2019 Annual Meeting.

Intermodal Acquisitions

As part of our strategy to expand our Intermodal operations, in July 2018, we acquired certain assets of MMT for $3.7 million and in October 2018 we acquired certain assets of Southwest for $16.3 million. These acquisitions provide an opportunity for our Intermodal segment to expand into additional geographic markets and add volumes to our existing locations. The assets, liabilities, and operating results of these acquisitions have been included in the Company's consolidated financial statements from the date of acquisition and have been assigned to the Intermodal reportable segment.

Environmental and Social Protection Efforts

Forward Air is committed to protecting the environment and we have taken a variety of steps to improve the sustainability of our operations. We are implementing new practices and technologies, improving our training, and incorporating sustainability objectives in our growth strategies. Our initiatives will be focused on reducing overall waste, electricity consumption and carbon emissions, while working to increase employee engagement and community involvement.

As a partner of the U.S. Environmental Protection Agency (EPA) SmartWay program since 2008, Forward Air has continued to adopt new environmentally safe policies and innovations to improve fuel efficiency and reduce emissions. For example, we actively seek to utilize equipment with reduced environmental impact. We utilize trailers with light weight composites and employ trailer skirts to decrease aerodynamic drag, both of which improve fuel efficiency. We are also increasing our use of electronic forklifts and transitioning to automatic transmission tractors, which will decrease our fuel consumption.

Through vendor partnerships, we are implementing new solutions to manage waste and improve recycling across our facilities. Annually, we recycle tons of dunnage and thousands of aluminum load bars. Forward Air also participates in ReCaps, providing and purchasing recycled trailer tires.

In addition, we are a corporate partner of Truckers Against Trafficking, a nonprofit organization that educates, equips, empowers and mobilizes members of the trucking and busing industries to combat human trafficking.

Results from Operations
The following table sets forth our consolidated historical financial data for the three months ended March 31, 2019 and 2018 (in millions):

	Three months ended March 31
	2019	2018	Change	Percent Change
Operating revenue:
Expedited LTL	$178.6	$169.9	$8.7	5.1%
Intermodal	54.1	48.6	5.5	11.3
Truckload Premium Services	45.7	46.1	(0.4)	(0.9)
Pool Distribution	45.2	42.7	2.5	5.9
Eliminations and other operations	(2.1)	(4.7)	2.6	(55.3)
Operating revenue	321.5	302.6	18.9	6.2
Operating expenses:
Purchased transportation	144.0	139.7	4.3	3.1
Salaries, wages, and employee benefits	76.4	69.6	6.8	9.8
Operating leases	19.2	18.0	1.2	6.7
Depreciation and amortization	10.8	10.7	0.1	0.9
Insurance and claims	9.4	7.1	2.3	32.4
Fuel expense	5.6	5.5	0.1	1.8
Other operating expenses	31.4	27.8	3.6	12.9
Total operating expenses	296.8	278.4	18.4	6.6
Income (loss) from operations:
Expedited LTL	19.6	20.8	(1.2)	(5.8)
Intermodal	6.2	3.5	2.7	77.1
Truckload Premium Services	0.9	—	0.9	100.0
Pool Distribution	1.3	1.4	(0.1)	(7.1)
Other operations	(3.3)	(1.5)	(1.8)	120.0
Income from operations	24.7	24.2	0.5	2.1
Other expense:
Interest expense	(0.6)	(0.4)	(0.2)	50.0
Total other expense	(0.6)	(0.4)	(0.2)	50.0
Income before income taxes	24.1	23.8	0.3	1.3
Income tax expense	5.7	6.1	(0.4)	(6.6)
Net income and comprehensive income	$18.4	$17.7	$0.7	4.0%
Revenues

During the three months ended March 31, 2019, revenue increased 6.2% compared to the year ended March 31, 2018. The revenue increase was primarily driven by increased revenue from our LTL Expedited segment of $8.7 million driven by increased network revenue, fuel surcharge revenue and final mile revenue over the prior year. The Company's other segments also had revenue growth over prior year with the exception of the TLS Segment where revenue decreased due to deliberate shedding of lower margin business.

Operating Expenses
Operating expenses increased $18.4 million primarily driven by salaries, wages and employee benefits increases of $6.8 million and purchased transportation increases of $4.3 million. Salaries, wages and employee benefits increased primarily due to increased Company-employed drivers and personnel needs to support the additional volumes. Purchased transportation increased primarily due to increased volumes partly offset by increased utilization of owner-operators during the first quarter of 2019 instead of more costly third-party transportation providers.

Operating Income and Segment Operations

Operating income increased $0.5 million, or 2.1%, from 2018 to $24.7 million for the year ended March 31, 2019. The results for our four reportable segments are discussed in detail in the following sections.

Interest Expense

Interest expense was $0.6 million for the three months ended March 31, 2019 compared to $0.4 million for the same period of 2018. The increase in interest expense was attributable to additional borrowings on our revolving credit facility.

Income Taxes

The combined federal and state effective tax rate for the first quarter of 2019 was 23.8% compared to a rate of 25.7% for the same period in 2018. The lower effective tax rate for the first quarter of 2019 is the result of increased stock based compensation vesting and exercises when compared to the same period in 2018, which was impacted by forfeited performance shares and no option activity.

Expedited LTL - Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018

The following table sets forth the historical financial data of our Expedited LTL segment for the three months ended March 31, 2019 and 2018 (in millions):

Expedited LTL Segment Information
(In millions)
(Unaudited)

	Three months ended
	March 31,	Percent of	March 31,	Percent of		Percent
	2019	Revenue	2018	Revenue	Change	Change
Operating revenue	$178.6	100.0%	$169.9	100.0%	$8.7	5.1%

Operating expenses:
Purchased transportation	79.6	44.6	78.4	46.2	1.2	1.5
Salaries, wages and employee benefits	41.1	23.0	37.7	22.2	3.4	9.0
Operating leases	10.9	6.1	9.9	5.8	1.0	10.1
Depreciation and amortization	5.8	3.2	5.5	3.2	0.3	5.5
Insurance and claims	3.9	2.2	3.2	1.9	0.7	21.9
Fuel expense	1.8	1.0	1.3	0.8	0.5	38.5
Other operating expenses	15.9	8.9	13.1	7.7	2.8	21.4
Total operating expenses	159.0	89.0	149.1	87.8	9.9	6.6
Income from operations	$19.6	11.0%	$20.8	12.2%	$(1.2)	(5.8)%

Expedited LTL Operating Statistics

	Three months ended
	March 31,	March 31,	Percent
	2019	2018	Change

Business days	63	64	(1.6)%

Tonnage
Total pounds ¹	596,640	608,822	(2.0)
Pounds per day ¹	9,470	9,513	(0.5)

Shipments
Total shipments ¹	929.6	970.8	(4.2)
Shipments per day ¹	14.8	15.2	(2.6)

Weight per shipment	642	627	2.4

Revenue per hundredweight	$26.78	$25.27	6.0
Revenue per hundredweight, ex fuel	22.74	21.75	4.6

Revenue per shipment	$174	$161	8.1
Revenue per shipment, ex fuel	148	139	6.5

Network revenue from door-to-door shipments as a percentage of network revenue [2,3]	38.3%	34.1%	12.3%

¹ In thousands
[2] Door-to-door shipments include all shipments with a pickup and/or delivery
[3] Network revenue is comprised of all revenue, including linehaul, pickup and/or delivery, and fuel surcharge revenue, excluding accessorial and final mile revenue

Revenues
Expedited LTL operating revenue increased $8.7 million, or 5.1%, to $178.6 million from $169.9 million, accounting for 55.5% of consolidated operating revenue for the three months ended March 31, 2019 compared to 56.2% for the same period in 2018. This increase was due to increased network revenue and final mile revenue over the prior year. Network revenue is comprised of all revenue, including linehaul, pickup and/or delivery, and fuel surcharge revenue, excluding accessorial and final mile revenue. Network revenue, excluding fuel increased $2.8 million due to a 4.6% increase in revenue per hundredweight, ex fuel, partly offset by a 2.0% decrease in tonnage compared to prior year. The increase in revenue per hundredweight was primarily due to rate increases and higher pickup and delivery revenue. The decrease in tonnage was due to one less business day and lower volumes from traditional linehaul. In addition, fuel surcharge revenue increased $2.6 million largely due to rate increases to our fuel surcharges, and final mile revenue increased $2.7 million primarily due to the addition of new service locations following business wins. The remaining increase is due to other terminal based revenue, which includes warehousing and terminal handling.
Purchased Transportation
Expedited LTL purchased transportation increased by $1.2 million, or 1.5%, to $79.6 million for the three months ended March 31, 2019 from $78.4 million for the three months ended March 31, 2018. As a percentage of segment operating revenue, Expedited LTL purchased transportation was 44.6% during the three months ended March 31, 2019 compared to 46.2% for the same period in 2018. The decrease in purchased transportation as a percentage of revenue is mostly due to an increased utilization of owner-operators and Company-employed drivers over more costly third party transportation providers. Company-employed driver pay is included in the salaries, wages and benefits line item.
Salaries, Wages, and Benefits
Expedited LTL salaries, wages and employee benefits increased $3.4 million, or 9.0%, to $41.1 million in the first quarter of 2019 from $37.7 million for the same period in 2018.  Salaries, wages and employee benefits were 23.0% of Expedited LTL’s operating revenue in the first quarter of 2019 compared to 22.2% for the same period of 2018.  The increase in salaries, wages and employee benefits as a percentage of revenue was primarily attributable to a 0.8% increase as a percentage of revenue in Company-employed drivers to service linehaul and local pickup and delivery services.
Operating Leases
Expedited LTL operating leases increased $1.0 million, or 10.1%, to $10.9 million for the three months ended March 31, 2019 from $9.9 million for the same period in 2018.  Operating leases were 6.1% of Expedited LTL operating revenue for the three months ended March 31, 2019 compared to 5.8% for the same period of 2018. The increase in cost is primarily due to a $0.9 million increase in tractor rentals and leases to correspond with the increase in Company-employed driver usage mentioned above.
Depreciation and Amortization
Expedited LTL depreciation and amortization increased $0.3 million, or 5.5%, to $5.8 million in the first quarter of 2019 from $5.5 million in the same period of 2018.  Depreciation and amortization expense as a percentage of Expedited LTL operating revenue was 3.2% in the first quarter of 2019 and 2018.  The increase was due to the purchase of new trailers since the first quarter of 2018 partly offset by lower tractor depreciation, as we utilized leased tractors mentioned above.
Insurance and Claims
Expedited LTL insurance and claims expense increased $0.7 million, or 21.9%, to $3.9 million for the three months ended March 31, 2019 from $3.2 million for the same period of 2018.  Insurance and claims was 2.2% of operating revenue for the three months ended March 31, 2019 compared to 1.9% in the same period of 2018. The increase was attributable to an increase in vehicle claim reserves and cargo claims and claims related fees. See additional discussion over the consolidated increase in self-insurance reserves related to vehicle claims in the "Other operations" section below.
Fuel Expense
Expedited LTL fuel expense increased $0.5 million, or 38.5%, to $1.8 million for the first quarter of 2019 from $1.3 million in the same period of 2018.  Fuel expenses were 1.0% of Expedited LTL operating revenue in the first quarter of 2019 compared to 0.8% in the same period of 2018.  Expedited LTL fuel expenses increased due to higher Company-employed driver miles.

Other Operating Expenses
Expedited LTL other operating expenses increased $2.8 million, or 21.4%, to $15.9 million during the three months ended March 31, 2019 from $13.1 million in the same period of 2018.  Other operating expenses were 8.9% of Expedited LTL operating revenue in the first quarter of 2019 compared to 7.7% in the same period of 2018. Other operating expenses includes equipment maintenance, terminal and office expenses, legal and professional fees and other over-the-road costs. The increase in total dollars and as a percentage of revenue was primarily attributable to an increase in receivables allowance and higher legal and professional fees related to the acquisition. The increase as a percentage of revenue was also the result of the prior year including a fuel tax credit that was no longer available in 2019.
Income from Operations
Expedited LTL income from operations decreased by $1.2 million, or 5.8%, to $19.6 million for the first quarter of 2019 compared to $20.8 million for the same period in 2018.  Income from operations as a percentage of Expedited LTL operating revenue was 11.0% for the three months ended March 31, 2019 compared with 12.2% in the same period of 2018. The decrease in income from operations was due to sluggish linehaul tonnage, higher vehicle claim reserves, cargo claims, legal and professional fees and an increase in receivables allowance. These deteriorations were partly offset by increased utilization of owner-operators and Company-employed drivers.

Intermodal - Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018

The following table sets forth the historical financial data of our Intermodal segment for the three months ended March 31, 2019 and 2018 (in millions):

Intermodal Segment Information
(In millions)
(Unaudited)

	Three months ended
	March 31,	Percent of	March 31,	Percent of		Percent
	2019	Revenue	2018	Revenue	Change	Change
Operating revenue	$54.1	100.0%	$48.6	100.0%	$5.5	11.3%

Operating expenses:
Purchased transportation	18.4	34.0	18.7	38.5	(0.3)	(1.6)
Salaries, wages and employee benefits	12.7	23.5	10.3	21.2	2.4	23.3
Operating leases	3.8	7.0	4.0	8.2	(0.2)	(5.0)
Depreciation and amortization	1.9	3.5	1.6	3.3	0.3	18.8
Insurance and claims	1.4	2.6	1.4	2.9	—	—
Fuel expense	1.6	3.0	1.6	3.3	—	—
Other operating expenses	8.1	15.0	7.5	15.4	0.6	8.0
Total operating expenses	47.9	88.5	45.1	92.8	2.8	6.2
Income from operations	$6.2	11.5%	$3.5	7.2%	$2.7	77.1%

Intermodal Operating Statistics

	Three months ended
	March 31,	March 31,	Percent
	2019	2018	Change
Drayage shipments	75,607	73,671	2.6%
Drayage revenue per shipment	$625	$571	9.5
Number of locations	21	19	10.5%

Revenues

Intermodal operating revenue increased $5.5 million, or 11.3%, to $54.1 million for the three months ended March 31, 2019 from $48.6 million for the same period in 2018.  The increases in operating revenue were primarily attributable to the MMT and Southwest acquisitions.

Purchased Transportation

Intermodal purchased transportation decreased $0.3 million, or 1.6%, to $18.4 million for the three months ended March 31, 2019 from $18.7 million for the same period in 2018.  Intermodal purchased transportation as a percentage of revenue was 34.0% for the three months ended March 31, 2019 compared to 38.5% for the three months ended March 31, 2018.  The decrease in Intermodal purchased transportation as a percentage of revenue was attributable to increased utilization of Company-employed drivers compared to the same period in 2018 and the impact of improved pricing on intermodal shipments.

Salaries, Wages, and Benefits

Intermodal salaries, wages and employee benefits increased $2.4 million, or 23.3%, to $12.7 million for the three months ended March 31, 2019 compared to $10.3 million for the three months ended March 31, 2018.  As a percentage of Intermodal operating revenue, salaries, wages and benefits increased to 23.5% for the three months ended March 31, 2019 compared to 21.2% for the same period in 2018. The increase in salaries, wages and employee benefits as a percentage of revenue was attributable to higher employee incentive and share-based compensation, increased utilization of Company-employed drivers and increased administrative salaries, wages and benefits as a percentage of revenue.

Operating Leases

Intermodal operating leases decreased $0.2 million, or 5.0%, to $3.8 million for the three months ended March 31, 2019 compared to $4.0 million for the same period of 2018.  Operating leases were 7.0% of Intermodal operating revenue for the three months ended March 31, 2019 compared with 8.2% in the same period of 2018.  Operating leases decreased in total dollars and as a percentage of revenue due to decreases to trailer rental charges.

Depreciation and Amortization

Intermodal depreciation and amortization increased $0.3 million, or 18.8%, to $1.9 million for the three months ended March 31, 2019 from $1.6 million for the same period in 2018. Depreciation and amortization expense as a percentage of Intermodal operating revenue was 3.5% in the first quarter of 2019 compared to 3.3% in the same period of 2018. The increase in depreciation and amortization was due to increased amortization of acquired intangibles.

Insurance and Claims

Intermodal insurance and claims was $1.4 million for the three months ended March 31, 2019 and 2018. Intermodal insurance and claims were 2.6% of operating revenue for the three months ended March 31, 2019 compared with 2.9% for the same period in 2018. The decrease in Intermodal insurance and claims as a percentage of revenue was attributable to decreases in vehicle insurance premiums and cargo claims. See additional discussion over the consolidated increase in self-insurance reserves related to vehicle claims in the "Other operations" section below.

Fuel Expense

Intermodal fuel expense was $1.6 million for the three months ended March 31, 2019 and 2018.  Fuel expenses were 3.0% of Intermodal operating revenue in the first quarter of 2019 compared with 3.3% for the same period of 2018.  Intermodal fuel expenses were flat due to increased Company-employed driver activity offset by lower fuel prices.
Other Operating Expenses
Intermodal other operating expenses increased $0.6 million, or 8.0%, to $8.1 million for the three months ended March 31, 2019 from $7.5 million for the same period in 2018.  Intermodal other operating expenses for the first quarter of 2019 were 15.0% compared to 15.4% for the same period of 2018.  The decrease in Intermodal other operating expenses as a percentage of revenue was due mostly to lower equipment maintenance.
Income from Operations
Intermodal’s income from operations increased by $2.7 million, or 77.1%, to $6.2 million for the first quarter of 2019 compared with $3.5 million for the same period in 2018.  Income from operations as a percentage of Intermodal operating revenue was 11.5% for the three months ended March 31, 2019 compared to 7.2% in the same period of 2018.  The increase in operating income in total dollars and as a percentage of revenue was primarily attributable to revenue rate increases and the acquisitions of Southwest and MMT.

Truckload Premium Services - Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018

The following table sets forth our historical financial data of the Truckload Premium Services segment for the three months ended March 31, 2019 and 2018 (in millions):

Truckload Premium Services Segment Information
(In millions)
(Unaudited)

	Three months ended
	March 31,	Percent of	March 31,	Percent of		Percent
	2019	Revenue	2018	Revenue	Change	Change
Operating revenue	$45.7	100.0%	$46.1	100.0%	$(0.4)	(0.9)%

Operating expenses:
Purchased transportation	34.5	75.5	34.8	75.5	(0.3)	(0.9)
Salaries, wages and employee benefits	4.6	10.1	5.1	11.1	(0.5)	(9.8)
Operating leases	0.1	0.2	0.2	0.4	(0.1)	(50.0)
Depreciation and amortization	1.6	3.5	1.8	3.9	(0.2)	(11.1)
Insurance and claims	1.0	2.2	1.0	2.2	—	—
Fuel expense	0.7	1.5	1.1	2.4	(0.4)	(36.4)
Other operating expenses	2.3	5.0	2.1	4.5	0.2	9.5
Total operating expenses	44.8	98.0	46.1	100.0	(1.3)	(2.8)
Income from operations	$0.9	2.0%	$—	—%	$0.9	100.0%

Truckload Premium Services Operating Statistics

	Three months ended
	March 31,	March 31,	Percent
	2019	2018	Change

Total Miles ¹	18,757	20,072	(6.6)%
Empty Miles Percentage	7.9%	9.7%	(18.6)
Tractors (avg)	306	335	(8.7)
Miles per tractor per week [2]	1,932	2,229	(13.3)

Revenue per mile	$2.33	$2.19	6.4
Cost per mile	$1.86	$1.81	2.8%

¹ In thousands
[2] Calculated using Company-employed driver and owner-operator miles

Revenues

TLS revenue decreased $0.4 million, or 0.9%, to $45.7 million in the first quarter of 2019 from $46.1 million in the first quarter of 2018.  TLS revenue decreased due to a 6.6% decrease in overall miles mostly offset by a 6.4% increase in average revenue per mile. The decrease in overall miles was due to deliberate shedding of lower margin business as well as reduced fleet capacity compared to the first quarter of last year. The increased revenue per mile was primarily driven by rate increases to existing customers and, to a lesser extent, the aforementioned shedding of lower margin business.

Purchased Transportation

TLS purchased transportation costs decreased $0.3 million, or 0.9%, to $34.5 million for the three months ended March 31, 2019 from $34.8 million for the same period in 2018. For the three months ended March 31, 2019 and 2018, purchased transportation costs represented 75.5%.  TLS purchased transportation includes owner operators and third party carriers, while Company-employed drivers are included in salaries, wages and benefits. The decrease in purchased transportation was attributable to a 3.9% decrease in miles driven by owner operators and third party carriers partly offset by a 3.6% increase in cost per mile during the three months ended March 31, 2019 compared to the same period in 2018. The decrease in purchased transportation miles was attributable to the revenue activity discussed above. The increase in cost per mile was due to higher utilization of third party carriers, which are more costly than owner operators.

Salaries, Wages, and Benefits

TLS salaries, wages and employee benefits decreased by $0.5 million, or 9.8%, to $4.6 million in the first quarter of 2019 from $5.1 million in the same period of 2018.  Salaries, wages and employee benefits were 10.1% of TLS’s operating revenue in the first quarter of 2019 compared to 11.1% for the same period in 2018.  The decrease in salaries, wages and employee benefits as a percentage of revenue was mostly attributable to a decrease in Company-employed driver pay due to a decrease in miles driven.
Operating Leases
TLS operating leases decreased $0.1 million to $0.1 million for the first quarter of 2019 from $0.2 million for the same period in 2018.  Operating leases were 0.2% of TLS operating revenue for the first quarter of 2019 compared to 0.4% for the same period in 2018. The decrease was due to a decrease in trailer rentals, as TLS utilized more purchased trailers in first quarter of 2019 compared to the same period in 2018.
Depreciation and Amortization

TLS depreciation and amortization decreased $0.2 million, or 11.1%, to $1.6 million in the first quarter of 2019 from $1.8 million for the same period in 2018.  Depreciation and amortization expense as a percentage of TLS operating revenue was 3.5% for the first quarter of 2019 compared to 3.9% for the same period in 2018.  The decrease was due to lower tractor depreciation, as older units were not replaced due to lower Company-employed driver miles.
Insurance and Claims

TLS insurance and claims expense was $1.0 million for the three months ended March 31, 2019 and 2018.  Insurance and claims were 2.2% of operating revenue for the three months ended March 31, 2019 and 2018. Lower vehicle insurance premiums and vehicle claims reserves were offset by higher cargo claims. At a consolidated level, vehicle claims reserves increased; see discussion in the "Other operations" section below.
Fuel Expense

TLS fuel expense decreased $0.4 million, or 36.4%, to $0.7 million for the first quarter of 2019 from $1.1 million for the same period in 2018. Fuel expense as a percentage of TLS operating revenue was 1.5% in the first quarter of 2019 compared to 2.4% for the same period of 2018. The decrease was attributable to a decrease in Company-employed driver miles.
Other Operating Expenses

TLS other operating expenses increased $0.2 million, or 9.5%, to $2.3 million for the three months ended March 31, 2019 from $2.1 million for the same period in 2018.  Other operating expenses were 5.0% of TLS operating revenue in the first quarter of 2019 compared to 4.5% for the same period of 2018.  Other operating expenses includes equipment maintenance, terminal and office expenses, professional fees and other costs of transiting shipments. The increase was mostly due to an increase in receivables allowance and increased spending on information technology.
Income from Operations
TLS income from operations increased to $0.9 million during the first quarter of 2019 from breakeven for the same period in 2018. The improvement in income from operations was due to rate increases and higher fuel surcharges to existing customers, and the deliberate shedding of lower margin business.

Pool Distribution - Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018

The following table sets forth the historical financial data of our Pool Distribution segment for the three months ended March 31, 2019 and 2018 (in millions):

Pool Distribution Segment Information
(In millions)
(Unaudited)

	Three months ended
	March 31,	Percent of	March 31,	Percent of		Percent
	2019	Revenue	2018	Revenue	Change	Change
Operating revenue	$45.2	100.0%	$42.7	100.0%	$2.5	5.9%

Operating expenses:
Purchased transportation	13.4	29.6	12.1	28.3	1.3	10.7
Salaries, wages and employee benefits	16.7	36.9	15.9	37.2	0.8	5.0
Operating leases	4.3	9.5	3.7	8.7	0.6	16.2
Depreciation and amortization	1.6	3.5	1.8	4.2	(0.2)	(11.1)
Insurance and claims	1.2	2.7	0.9	2.1	0.3	33.3
Fuel expense	1.5	3.3	1.6	3.8	(0.1)	(6.3)
Other operating expenses	5.2	11.5	5.3	12.4	(0.1)	(1.9)
Total operating expenses	43.9	97.1	41.3	96.7	2.6	6.3
Income from operations	$1.3	2.9%	$1.4	3.3%	$(0.1)	(7.1)%

Pool Operating Statistics

	Three months ended
	March 31,	March 31,	Percent
	2019	2018	Change
Cartons ¹	22,316	20,223	10.3%
Revenue per carton	$2.02	$2.11	(4.3)
Terminals	28	28	—%

¹ In thousands

Revenues

Pool Distribution ("Pool") operating revenue increased $2.5 million, or 5.9%, to $45.2 million for the three months ended March 31, 2019 from $42.7 million for the same period in 2018.  The increase was due to rate increases, increased volumes from existing customers and new business wins.
Purchased Transportation

Pool purchased transportation increased $1.3 million, or 10.7%, to $13.4 million for the three months ended March 31, 2019 compared to $12.1 million for the same period of 2018.  Pool purchased transportation as a percentage of revenue was 29.6% for the three months ended March 31, 2019 compared to 28.3% for the same period of 2018.  The increase in Pool purchased transportation as a percentage of revenue was attributable to increased rates charged by, and increased utilization of, third party carriers.

Salaries, Wages, and Benefits

Pool salaries, wages and employee benefits increased $0.8 million, or 5.0%, to $16.7 million for the three months ended March 31, 2019 compared to $15.9 million for the same period of 2018.  As a percentage of Pool operating revenue, salaries, wages and benefits decreased to 36.9% for the three months ended March 31, 2019 compared to 37.2% for the same period in 2018.   The decrease in salaries, wages and benefits as a percentage of revenue was the result of decreases in group health insurance costs and Company-employed driver pay partly offset by higher dock pay as a percentage of revenue. Dock pay deteriorated as a percentage of revenue as increasing dedicated revenue volumes required the use of more costly contract labor.
Operating Leases

Pool operating leases increased $0.6 million, or 16.2%, to $4.3 million for the three months ended March 31, 2019 compared to $3.7 million for the same period of 2018.  Operating leases were 9.5% of Pool operating revenue for the three months ended March 31, 2019 compared with 8.7% in the same period of 2018.  Operating leases increased as a percentage of revenue due to increases in tractor leases for the additional revenue discussed above and the use of leased tractors to replace old purchased equipment. The increase as a percentage of revenue was also due to increased facility rent due to terminal expansions to handle increased revenue volumes.
Depreciation and Amortization

Pool depreciation and amortization decreased $0.2 million, or 11.1%, to $1.6 million for the three months ended March 31, 2019 from $1.8 million for the same period in  2018. Depreciation and amortization expense as a percentage of Pool operating revenue was 3.5% in the first quarter of 2019 compared to 4.2% in the same period of 2018. The decrease in Pool depreciation and amortization as a percentage of revenue was due to the increase in leased equipment mentioned above instead of purchased equipment.
Insurance and Claims

Pool insurance and claims expense increased $0.3 million, or 33.3%, to $1.2 million for the three months ended March 31, 2019 from $0.9 million for the same period of 2018.  Insurance and claims were 2.7% of operating revenue for the three months ended March 31, 2019 compared to 2.1% in the same period of 2018. The increase in total dollars and as a percentage of revenue was primarily due to the prior period including a $0.3 million reimbursement for claims related legal fees. At a consolidated level, vehicle claims reserves increased; see discussion in the "Other operations" section below.
Fuel Expense

Pool fuel expense decreased $0.1 million, or 6.3%, to $1.5 million for the first quarter of 2019 from $1.6 million in the same period of 2018.  Fuel expenses were 3.3% of Pool operating revenue in the first quarter of 2019 compared to 3.8% for the same period of 2018.  Pool fuel expenses decreased due to slightly lower Company-employed driver usage.
Other Operating Expenses

Pool other operating expenses decreased $0.1 million, or 1.9%, to $5.2 million for the three months ended March 31, 2019 from $5.3 million in the same period of 2018.  Pool other operating expenses as a percentage of revenue for the first quarter of 2019 were 11.5% compared to 12.4% for the same period of 2018.  Other operating expenses includes equipment maintenance, terminal and office expenses, professional fees and other over-the-road costs.  As a percentage of revenue the decrease was primarily attributable to a decrease in equipment maintenance costs as a percentage of revenue due to the increased usage of leased equipment instead of purchased equipment and a decrease in agent station volumes.
Income from Operations

Pool income from operations decreased $0.1 million, or 7.1%, to $1.3 million for the first quarter of 2019 from $1.4 million for the same period in 2018.  Income from operations as a percentage of Pool operating revenue was 2.9% for the three months ended March 31, 2019 compared to 3.3% for the same period of 2018.  The deterioration in Pool operating income as a percentage of revenue was primarily the result of increased utilization of and higher rates charged by third party carriers and increasing revenue volumes required the use of more costly contract labor. These decreases were partly offset by current year revenue rate increases.

Other Operations - Three Months Ended March 31, 2019 compared to Three Months Ended March 31, 2018

Other operating activity declined from a $1.5 million operating loss during the three months ended March 31, 2018 to a $3.3 million operating loss during the three months ended March 31, 2019. The $3.3 million operating loss for the three months ended March 31, 2019 is primarily due to a $1.8 million increase in self-insurance reserves related to existing vehicular claims and $0.6 in self-insurance reserves resulting from analysis of our workers' compensation claims. The loss was also attributable to $0.7 million in costs related to the CEO transition.

The $1.5 million operating loss included in other operations and corporate activities for the three months ended March 31, 2018 was the result of a $1.3 million increase in claims activity during 2018 resulting in increases to our loss development factors for workers' compensation and vehicle claims and $0.2 million of turn in costs from old equipment.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”).  The preparation of financial statements in accordance with GAAP requires our management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes.  Our estimates and assumptions are based on historical experience and changes in the business environment.  However, actual results may differ from estimates under different conditions, sometimes materially.  Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results and require management’s most subjective judgments. Management considers our policies on Self-Insurance Loss Reserves, Business Combinations and Goodwill and Other Intangible Assets to be critical. A summary of significant accounting policies is disclosed in Note 1 to the Consolidated Financial Statements included in our 2018 Annual Report on Form 10-K. Our critical accounting policies are further described under the caption “Discussion of Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2018 Annual Report on Form 10-K.

Impact of Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize a right-of-use asset with a corresponding lease liability on their balance sheet for most leases classified as operating leases under previous guidance. Lessors are required to recognize a net lease investment for most leases. Additional qualitative and quantitative disclosures are also required. The Company applied the transition requirements as of January 1, 2019, which resulted in recording right-of-use lease assets and corresponding lease liabilities of $133.4 million and $133.7 million, respectively, as of March 31, 2019. There was no impact to the Company's Statements of Comprehensive Income or Statements of Cash Flows. In addition, comparative financial statements have not been presented as allowed per the guidance. Changes to processes and internal controls to meet the standard’s reporting and disclosure requirements have also been implemented. See Note 9, Leases, for additional discussion over this new standard, including the impact on the Company's financial statements.

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital expenditures, with cash flows from operations and borrowings under our bank lines of credit.

Three Months Ended March 31, 2019 Cash Flows compared to March 31, 2018 Cash Flows

Net cash provided by operating activities totaled approximately $41.5 million for the three months ended March 31, 2019 compared to approximately $40.8 million for the three months ended March 31, 2018. The $0.7 million increase in cash provided by operating activities is mainly attributable to a $3.8 million increase in collection of receivables and a $1.6 million increase in net earnings after consideration of non-cash items and income taxes. These increases were partly offset by a $4.7 increase in accounts payable and accrued expenses.

Net cash used in investing activities was approximately $3.7 million for the three months ended March 31, 2019 compared with approximately $5.7 million during the three months ended March 31, 2018. Investing activities during the three months ended March 31, 2019 consisted of net capital expenditures of $3.7 million primarily for information technology, facility equipment and new trailers.  Investing activities during the three months ended March 31, 2018 consisted primarily of net capital expenditures of $5.6 million primarily for new trailers and information technology. The proceeds from disposal of property and equipment during the three months ended March 31, 2019 and 2018 were primarily from sales of older tractors and trailers.

Net cash used in financing activities totaled approximately $21.3 million for the three months ended March 31, 2019 compared with net cash used in financing activities of $26.3 million for the three months ended March 31, 2018.  The $5.0 million decrease was attributable to a $5.8 million decrease in the repurchase of common stock. This decrease in cash used was partially offset by a $0.8 million increase in payments of cash dividends due to an increase in first quarter dividend per share from $0.15 per share to $0.18 per share, partly offset by a decrease in the outstanding share count during the three months ended March 31, 2019 compared to the same period in 2018.

Credit Facility

See Note 6, Senior Credit Facility to our Consolidated Financial Statements for a discussion of the senior credit facility.

Share Repurchases

See Note 11, Shareholders' Equity to our Consolidated Financial Statements for a discussion of our share repurchases and dividends during during the period.

Forward-Looking Statements

This report contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. In this Form 10-Q, forward-looking statements include, but are not limited to, any projections of earnings, revenues, dividends, or other financial items or methods of interpretation or measurement; any statement of plans, strategies, and objectives of management for future operations; any statements regarding future insurance and claims; any statements concerning proposed or intended new services or developments; any statements regarding intended expansion through acquisition or greenfield startups; any statements regarding future economic conditions or performance based on our business strategy, reliance on financial instruments or otherwise; and any statements of belief and any statements of assumptions underlying any of the foregoing. Some forward-looking statements may be identified by use of such terms as “believes,” “anticipates,” “intends,” “plans,” “estimates,” “projects” or “expects.”  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  The following is a list of factors, among others, that could cause actual results to differ materially from those contemplated by the forward-looking statements: economic factors such as recessions, inflation, higher interest rates and downturns in customer business cycles, the creditworthiness of our customers and their ability to pay for services rendered, the availability and compensation of qualified independent owner-operators and freight handlers as well as contracted, third-party carriers needed to serve our customers’ transportation needs, the inability of our information systems to handle an increased volume of freight moving through our network, changes in fuel prices, our inability to maintain our historical growth rate because of a decreased volume of freight or decreased average revenue per pound of freight moving through our network, loss of a major customer, increasing competition and pricing pressure, our ability to secure terminal facilities in desirable locations at reasonable rates, our inability to successfully integrate acquisitions, claims for property damage, personal injuries or workers’ compensation, enforcement of and changes in governmental regulations, environmental and tax matters, insurance matters, the handling of hazardous materials and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2018. As a result of the foregoing, no assurance can be given as to future financial condition, cash flows or results of operations.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk related to our outstanding debt is not significant and has not changed materially from the information provided in our 2018 Form 10-K.

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

Changes in Internal Control

As part of the implementation of ASU 2016-02, Leases, as of January 1, 2019, the Company implemented changes to internal controls to meet the standard's reporting and disclosure requirements. Management believes that these controls were effective as of March 31, 2019. There were no other changes in our internal control over financial reporting during the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

A summary of factors which could affect results and cause results to differ materially from those expressed in any forward-looking statements made by us, or on our behalf, are further described under the caption “Risk Factors” in the Business portion of our 2018 Annual Report on Form 10-K. There have been no changes in the nature of these factors since December 31, 2018.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Information regarding repurchases of our shares during the first quarter of 2019 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced 2016 Program (1)	Total Number of Shares Purchased as Part of Publicly Announced 2019 Program (2)	Maximum Number of Shares that May Yet Be Purchased Under the Program (1) (2)
January 1-31, 2019	58,716	$56.73	58,716	—	650,679
February 1-28, 2019	39,756	64.84	8,856	30,900	4,969,100
March 1-31, 2019	131,400	62.96	—	131,400	4,837,700
Total	229,872	$61.69	67,572	162,300	4,837,700

(1) On July 21, 2016, the Board of Directors approved a stock repurchase program for up to 3.0 million shares of the Company's common stock.
(2) On February 5, 2019, the Board of Directors canceled the Company’s remaining 2016 share repurchase authorization and approved a stock repurchase authorization for up to 5.0 million shares of the Company’s common stock that shall remain in effect until such time as the shares authorized for repurchase are exhausted or until earlier terminated.

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

10.1	Amended and Restated Forward Air Corporation Executive Severance and Change in Control Plan, effective as of May 24, 2018
10.2	Consulting Agreement effective May 7, 2019, between Forward Air Corporation and Bruce A. Campbell
10.3	Form of Performance Share Agreement (Total Shareholder Return) under the registrant’s 2016 Omnibus Incentive Compensation Plan
10.4	Form of Performance Share Agreement (EBITDA per Share) under the registrant’s 2016 Omnibus Incentive Compensation Plan
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Forward Air Corporation
Date: April 25, 2019	By:	/s/ Michael J. Morris
Michael J. Morris Chief Financial Officer, Senior Vice President and Treasurer (Principal Financial Officer and Duly Authorized Officer)

EXHIBIT INDEX

No.	Exhibit
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

10.1	Amended and Restated Forward Air Corporation Executive Severance and Change in Control Plan, effective as of May 24, 2018
10.2	Consulting Agreement effective May 7, 2019, between Forward Air Corporation and Bruce A. Campbell
10.3	Form of Performance Share Agreement (Total Shareholder Return) under the registrant’s 2016 Omnibus Incentive Compensation Plan
10.4	Form of Performance Share Agreement (EBITDA per Share) under the registrant’s 2016 Omnibus Incentive Compensation Plan
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase