Form 10-Q
period 2019-06-30
FORWARD AIR CORP
filed 2019-07-26
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 000-22490
FORWARD AIR CORPORATION
(Exact name of registrant as specified in its charter)

		Tennessee		62-1120025
(State or other jurisdiction of incorporation)				(I.R.S. Employer Identification No.)
1915 Snapps Ferry Road	Building N	Greeneville	TN	37745
(Address of principal executive offices)				(Zip Code)

Registrant’s telephone number, including area code: (423) 636-7000

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	FWRD	The Nasdaq Stock Market LLC

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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of July 23, 2019 was 28,313,007.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited).

Forward Air Corporation
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)
(Unaudited)
	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$14,777	$25,657
Accounts receivable, less allowance of $2,329 in 2019 and $2,081 in 2018	154,715	156,359
Other current assets	23,580	19,066
Total current assets	193,072	201,082

Property and equipment	422,968	413,900
Less accumulated depreciation and amortization	214,126	204,005
Total property and equipment, net	208,842	209,895
Operating lease right-of-use assets	149,544	—
Goodwill and other acquired intangibles:
Goodwill	218,373	199,092
Other acquired intangibles, net of accumulated amortization of $85,845 in 2019 and $80,666 in 2018	126,482	113,661
Total goodwill and other acquired intangibles, net	344,855	312,753
Other assets	40,244	36,485
Total assets	$936,557	$760,215

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$30,585	$34,630
Accrued expenses	50,414	39,784
Other current liabilities	6,069	—
Current portion of debt and finance lease obligations	197	309
Current portion of operating lease obligations	49,370	—
Total current liabilities	136,635	74,723

Debt and finance lease obligations, less current portion	57,311	47,335
Operating lease obligations, less current portion	100,752	—
Other long-term liabilities	51,365	47,739
Deferred income taxes	40,452	37,174

Shareholders’ equity:
Preferred stock	—	—
Common stock, $0.01 par value: Authorized shares - 50,000,000, Issued and outstanding shares - 28,040,047 in 2019 and 28,534,935 in 2018	280	285
Additional paid-in capital	218,080	210,296
Retained earnings	331,682	342,663
Total shareholders’ equity	550,042	553,244
Total liabilities and shareholders’ equity	$936,557	$760,215

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Operating revenue	$345,756	$330,343	$667,227	$632,951

Operating expenses:
Purchased transportation	155,124	155,716	299,138	295,382
Salaries, wages and employee benefits	80,278	72,073	156,640	141,655
Operating leases	20,326	18,006	39,499	35,970
Depreciation and amortization	10,681	10,362	21,508	21,052
Insurance and claims	13,229	10,086	22,601	17,238
Fuel expense	5,929	5,598	11,537	11,152
Other operating expenses	29,639	25,632	61,020	53,397
Total operating expenses	315,206	297,473	611,943	575,846
Income from operations	30,550	32,870	55,284	57,105

Other expense:
Interest expense	(581)	(483)	(1,156)	(854)
Other, net	(1)	(1)	(2)	(1)
Total other expense	(582)	(484)	(1,158)	(855)
Income before income taxes	29,968	32,386	54,126	56,250
Income tax expense	7,638	8,088	13,389	14,212
Net income and comprehensive income	$22,330	$24,298	$40,737	$42,038

Net income per share:
Basic	$0.78	$0.83	$1.42	$1.42
Diluted	$0.78	$0.82	$1.41	$1.42

Dividends per share:	$0.18	$0.15	$0.36	$0.30

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended
	June 30, 2019	June 30, 2018

Operating activities:
Net income	$40,737	$42,038
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	21,508	21,052
Share-based compensation	6,244	4,678
Gain on disposal of property and equipment	(88)	(134)
Provision for loss on receivables	631	457
Provision for revenue adjustments	1,280	1,829
Deferred income tax expense	3,278	4,494
Changes in operating assets and liabilities
Accounts receivable	(267)	(6,732)
Prepaid expenses and other current assets	(4,984)	(3,639)
Income taxes	(2,182)	(1,428)
Accounts payable and accrued expenses	5,607	4,375
Net cash provided by operating activities	71,764	66,990

Investing activities:
Proceeds from disposal of property and equipment	1,272	4,839
Purchases of property and equipment	(16,598)	(17,606)
Acquisition of business, net of cash acquired	(27,000)	—
Other	—	(347)
Net cash used in investing activities	(42,326)	(13,114)

Financing activities:
Payments of finance lease obligations	(137)	(151)
Proceeds from senior credit facility	10,000	—
Proceeds from exercise of stock options	1,278	1,112
Payments of cash dividends	(10,333)	(8,828)
Repurchase of common stock (repurchase program)	(38,617)	(28,165)
Proceeds from common stock issued under employee stock purchase plan	261	237
Cash settlement of share-based awards for tax withholdings	(2,770)	(1,872)
Net cash used in financing activities	(40,318)	(37,667)
Net (decrease) increase in cash	(10,880)	16,209
Cash at beginning of period	25,657	3,893
Cash at end of period	$14,777	$20,102

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Consolidated Statements of Shareholders' Equity
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2018	28,535	$285	$210,296	$342,663	$553,244
Net income and comprehensive income	—	—	—	18,407	18,407
Other	—	2	—	—	2
Exercise of stock options	18	—	830	—	830
Share-based compensation	—	—	3,047	—	3,047
Dividends ($0.18 per share)	—	—	1	(5,190)	(5,189)
Cash settlement of share-based awards for minimum tax withholdings	(44)	(1)	—	(2,720)	(2,721)
Share repurchases	(230)	(2)	—	(14,179)	(14,181)
Vesting of previously non-vested shares	136	—	—	—	—
Balance at March 31, 2019	28,415	284	214,174	338,981	553,439
Net income and comprehensive income	—	—	—	22,330	22,330
Other	—	—	(2)	(2)	(4)
Exercise of stock options	10	—	448	—	448
Common stock issued under employee stock purchase plan	5	—	261	—	261
Share-based compensation	—	—	3,197	—	3,197
Dividends ($0.18 per share)	—	—	2	(5,146)	(5,144)
Cash settlement of share-based awards for minimum tax withholdings	(1)	—	—	(49)	(49)
Share repurchases	(407)	(4)	—	(24,432)	(24,436)
Vesting of previously non-vested shares	18	—	—	—	—
Balance at June 30, 2019	28,040	$280	$218,080	$331,682	$550,042

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Consolidated Statements of Shareholders' Equity, continued
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2017	29,454	$295	$195,346	$337,058	$532,699
Net income and comprehensive income	—	—	—	17,741	17,741
Other	—	(2)	—	(27)	(29)
Share-based compensation	—	—	2,261	—	2,261
Dividends ($0.15 per share)	—	—	1	(4,414)	(4,413)
Cash settlement of share-based awards for minimum tax withholdings	(33)	—	—	(1,823)	(1,823)
Share repurchases	(364)	(4)	—	(19,989)	(19,993)
Vesting of previously non-vested shares	105	1	(1)	—	—
Balance at March 31, 2018	29,162	290	197,607	328,546	526,443
Net income and comprehensive income	—	—	—	24,298	24,298
Other	—	—	—	(2)	(2)
Exercise of stock options	26	1	1,111	—	1,112
Common stock issued under employee stock purchase plan	5	—	237	—	237
Share-based compensation	—	—	2,418	—	2,418
Dividends ($0.15 per share)	—	—	1	(4,416)	(4,415)
Cash settlement of share-based awards for minimum tax withholdings	(1)	—	—	(49)	(49)
Share repurchases	(133)	(1)	—	(8,171)	(8,172)
Vesting of previously non-vested shares	15	1	(1)	—	—
Balance at June 30, 2018	29,074	$291	$201,373	$340,206	$541,870

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
June 30, 2019

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

Our Intermodal segment provides first- and last-mile high value intermodal container drayage services both to and from seaports and railheads. Intermodal also offers dedicated contract and container freight station ("CFS") warehouse and handling services. Today, Intermodal operates primarily in the Midwest and Southeast, with a smaller operational presence in the Southwest United States.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company’s operating results are subject to seasonal trends (as described in our 2018 Form 10-K) when measured on a quarterly basis; therefore operating results for the six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the consolidated financial statements and notes thereto included in the Forward Air Corporation Annual Report on Form 10-K for the year ended December 31, 2018.

The accompanying unaudited condensed consolidated financial statements of the Company include Forward Air Corporation and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior period financial information to conform to the current year presentation.

2.    Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which replaces the incurred loss methodology previously employed to measure credit losses for most financial assets and requires the use of a forward-looking expected loss model. Under current accounting guidance, credit losses are recognized when it is probable a loss has been incurred. The updated guidance will require financial assets to be measured at amortized costs less a reserve, equal to the net amount expected to be collected. This standard will be effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company is evaluating the effects that the adoption of this guidance will have on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize a right-of-use asset with a corresponding lease liability on their balance sheet for most leases classified as operating leases under previous guidance. Lessors are required to recognize a net lease investment for most leases. Additional qualitative and quantitative disclosures are also required. The Company applied the transition requirements as of January 1, 2019, which resulted in recording right-of-use lease assets and corresponding lease liabilities of $149,544 and $150,122, respectively, as of June 30, 2019. There was no impact to the Company's Statements of Comprehensive Income or Statements of Cash Flows. In addition, comparative financial statements have not been

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
June 30, 2019

presented as allowed per the guidance. Changes to processes and internal controls to meet the standard’s reporting and disclosure requirements have also been implemented. See Note 9, Leases, for additional discussion over this new standard, including the impact on the Company's financial statements.

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

4.    Acquisitions and Goodwill

Expedited LTL Acquisitions

As part of our strategy to expand our final mile pickup and delivery operations, in April 2019, we acquired certain assets of FSA Network, Inc. doing business as FSA Logistix (“FSA”) for $27,000 and a potential earnout of up to $15,000. This acquisition provides an opportunity for our Expedited LTL segment to expand its final mile service offering into additional geographic markets, form relationships with new customers, and add volumes to our existing locations. The assets, liabilities, and operating results of this acquisition have been included in the Company's consolidated financial statements from the date of acquisition and have been assigned to the Expedited LTL reportable segment.

The acquisition agreement provides the sellers an earnout opportunity of up to $15,000 based on the achievement of certain revenue milestones over a two year period, beginning May 1, 2019. As of June 30, 2019, the fair value of the earn-out liability was $10,321 and is included in other current and long-term liabilities in the condensed consolidated balance sheet. The earn-out liability was classified as Level 3 of the fair value hierarchy as defined in the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“the FASB Codification”) and the value was determined based on estimated revenues and the probability of achieving them. The fair value was based on the two-year performance of FSA's acquired customer revenue and was estimated using a Monte Carlo simulation. The weighted average assumptions used in the Monte Carlo simulation are summarized in the following table:

FSA Earn-out
Risk-free rate	2.4%
Revenue discount rate	8.5%
Revenue volatility	9.0%

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
June 30, 2019

Allocations of Purchase Price

The following table presents the allocation of the FSA purchase price to the assets acquired and liabilities assumed based on their estimated fair values and resulting residual goodwill (in thousands):

FSA
April 21, 2019
Tangible assets:
Cash	$202
Other receivables	1,491
Property and equipment	40
Total tangible assets	1,733
Intangible assets:
Non-compete agreements	900
Customer relationships	17,100
Goodwill	19,281
Total intangible assets	37,281
Total assets acquired	39,014

Liabilities assumed:
Current liabilities	7,664
Other liabilities	4,350
Total liabilities assumed	12,014
Net assets acquired	$27,000

The above purchase price allocation for FSA is preliminary, as the Company is still in the process of finalizing the valuation of the acquired assets and liabilities assumed. The above estimated fair values of assets acquired and liabilities assumed for FSA are based on the information that was available as of the acquisition date through the date of this filing. The acquired definite-lived intangible assets have the following useful lives:

FSA Useful Lives
Non-compete agreements	5 years
Customer relationships	15 years

The fair value of the non-compete agreements and customer relationships assets were estimated using an income approach. The Company's inputs into fair value estimates are classified within level 3 of the fair value hierarchy. Under this method, an intangible asset's fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To estimate fair value, the Company used cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset. The Company believes that the level and timing of cash flows appropriately reflect market participant assumptions. Cash flows were assumed to extend through the remaining economic useful life of each class of intangible asset.

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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
June 30, 2019

Goodwill

The Company conducted its annual impairment assessments and test of goodwill for each reporting unit as of June 30, 2019 and no impairment charges were required at that time. The first step of the goodwill impairment test is the Company's assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the reporting unit's carrying amount, including goodwill. When performing the qualitative assessment, the Company considers the impact of factors including, but not limited to, macroeconomic and industry conditions, overall financial performance of each reporting unit, litigation and new legislation. If based on the qualitative assessments, the Company believes it more likely than not that the fair value of a reporting unit is less than the reporting unit's carrying amount, or periodically as deemed appropriate by management, the Company will prepare an estimation of the respective reporting unit's fair value utilizing a quantitative approach.

If a quantitative fair value estimation is required, the Company estimates the fair value of the applicable reporting units, using a combination of discounted projected cash flows and market valuations for comparable companies as of the valuation date (level 3). If this estimation of fair value indicates that impairment potentially exists, the Company will then measure the amount of the impairment, if any. Goodwill impairment exists when the estimated implied fair value of goodwill is less than its carrying value. Changes in strategy or market conditions could significantly impact these fair value estimates and require adjustments to recorded asset balances. During the six months ended June 30, 2019, no indicators of impairment were identified.

The following is a summary of the Company's goodwill as of June 30, 2019. Approximately $139,229 of goodwill is deductible for tax purposes.

	Beginning balance, December 31, 2018	FSA Acquisition	Ending balance, June 30, 2019
Expedited LTL
Goodwill	$97,593	$19,281	$116,874
Accumulated Impairment	—	—	—

Intermodal
Goodwill	76,615	—	76,615
Accumulated Impairment	—	—	—
TLS
Goodwill	45,164	—	45,164
Accumulated Impairment	(25,686)	—	(25,686)

Pool Distribution
Goodwill	12,359	—	12,359
Accumulated Impairment	(6,953)	—	(6,953)

Total	$199,092	$19,281	$218,373

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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
June 30, 2019

Employee Activity - Stock Options

Stock option grants to employees generally expire seven years from the grant date and typically vest ratably over a three-year period.  The Company historically used the Black-Scholes option-pricing model to estimate the grant-date fair value of options granted.  The Company did not make any stock option grants in the six months ended June 30, 2019.

The following tables summarize the Company’s employee stock option activity and related information:

	Six months ended June 30, 2019
				Weighted-
		Weighted-		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Options	Price	Value	Term
Outstanding at December 31, 2018	538	$51
Exercised	(27)	47
Outstanding at June 30, 2019	511	$52	$4,970	4.2
Exercisable at June 30, 2019	299	$46	$4,508	3.2

	Six months ended
	June 30, 2019	June 30, 2018
Share-based compensation for options	$850	$688
Tax benefit for option compensation	$217	$172
Unrecognized compensation cost for options, net of estimated forfeitures	$2,358	$2,243
Weighted average period over which unrecognized compensation will be recognized (years)	1.7

Employee Activity - Non-vested Shares

Non-vested share grants to employees vest ratably over a three-year period.  The non-vested shares’ fair values were estimated using closing market prices on the day of grant. The following tables summarize the Company’s employee non-vested share activity and related information:

	Six months ended June 30, 2019
		Weighted-
		Average	Aggregate
	Non-vested	Grant Date	Grant Date
	Shares	Fair Value	Fair Value
Outstanding and non-vested at December 31, 2018	315	$55
Granted	111	59
Vested	(116)	61
Forfeited	(5)	55
Outstanding and non-vested at June 30, 2019	305	$58	$17,779

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
June 30, 2019

	Six months ended
	June 30, 2019	June 30, 2018
Share-based compensation for non-vested shares	$4,142	$2,965
Tax benefit for non-vested share compensation	$1,056	$741
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$13,192	$13,371
Weighted average period over which unrecognized compensation will be recognized (years)	2.0

Employee Activity - Performance Shares

The Company annually grants performance shares to key employees.  Under the terms of the performance share agreements, following the end of a three-year performance period, the Company will issue to these employees a calculated number of common stock shares based on meeting certain performance targets. For shares granted during the six months ended June 30, 2019, 50% of the performance share issuances will be based on meeting earnings before interest, taxes, depreciation and amortization ("EBITDA") per share targets and the remaining 50% of the performance share issuances will be based on the three year performance of the Company’s total shareholder return ("TSR") as compared to the TSR of a selected peer group. All performance shares granted during the six months ended June 30, 2018 were based on achieving total shareholder return targets.

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

The fair value of the performance shares granted based on meeting EBITDA per share targets were estimated using the closing market prices on the day of grant and the probability of meeting these targets as of the measurement date.

The fair value of the performance shares granted based on the three year performance of the Company’s total shareholder return was estimated using a Monte Carlo simulation. The weighted average assumptions used in the Monte Carlo estimate were as follows:

	Six months ended
	June 30, 2019	June 30, 2018
Expected stock price volatility	23.4%	24.3%
Weighted average risk-free interest rate	2.5%	2.2%

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
June 30, 2019

The following tables summarize the Company’s employee performance share activity, assuming median share awards, and related information:

	Six months ended June 30, 2019
		Weighted-
		Average	Aggregate
	Performance	Grant Date	Grant Date
	Shares	Fair Value	Fair Value
Outstanding and non-vested at December 31, 2018	65	$58
Granted	27	61
Vested	(23)	64
Outstanding and non-vested at June 30, 2019	69	$62	$4,318

	Six months ended
	June 30, 2019	June 30, 2018
Share-based compensation for performance shares	$717	$642
Tax benefit for performance share compensation	$183	$161
Unrecognized compensation cost for performance shares, net of estimated forfeitures	$2,436	$2,036
Weighted average period over which unrecognized compensation will be recognized (years)	2.0

Employee Activity – Employee Stock Purchase Plan

Under the 2005 Employee Stock Purchase Plan (the “ESPP”), which has been approved by shareholders, the Company is authorized to issue up to a remaining 357 shares of common stock to employees of the Company. These shares may be issued at a price equal to 90% of the lesser of the market value on the first day or the last day of each six-month purchase period. Common stock purchases are paid for through periodic payroll deductions and/or up to two large lump sum contributions. The following table summarizes the Company’s employee stock purchase activity and related information:

	Six months ended
	June 30, 2019	June 30, 2018
Shares purchased by participants under plan	5	5
Average purchase price	$49	$52
Weighted-average fair value of each purchase right under the ESPP granted ¹	$10	$7
Share-based compensation for ESPP shares	$52	$32

¹ Equal to the discount from the market value of the common stock at the end of each six month purchase period

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
June 30, 2019

Non-employee Director Activity - Non-vested Shares

Grants of non-vested shares to non-employee directors vest ratably over the elected term to the Board of Directors, or approximately one year.  The following tables summarize the Company’s non-employee non-vested share activity and related information:

	Six months ended June 30, 2019
		Weighted-
		Average	Aggregate
	Non-vested	Grant Date	Grant Date
	Shares	Fair Value	Fair Value
Outstanding and non-vested at December 31, 2018	15	$59
Granted	15	62
Vested	(15)	59
Outstanding and non-vested at June 30, 2019	15	$62	$920

	Six months ended
	June 30, 2019	June 30, 2018
Share-based compensation for non-vested shares	$483	$351
Tax benefit for non-vested share compensation	$123	$88
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$784	$703
Weighted average period over which unrecognized compensation will be recognized (years)	0.9

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

Unless the Company elects otherwise under the credit agreement, interest on borrowings under the Facility is based on the highest of (a) the federal funds rate (not less than 0%) plus 0.5%, (b) the administrative agent's prime rate and (c) the LIBOR Rate plus 1.0%, in each case plus a margin that can range from 0.3% to 0.8% with respect to the Facility depending on the Company’s ratio of consolidated funded indebtedness to earnings before interest, taxes, depreciation and amortization, as set forth in the credit agreement. Payments of interest for each loan that is based on the LIBOR Rate are due in arrears on the last day of the interest period applicable to such loan (with interest periods of one, two or three months being available, at the Company’s option). Payments of interest on loans that are not based on the LIBOR Rate are due on the last day of each quarter ended March 31, June 30, September 30 and December 31 of each year. All unpaid amounts of principal and interest are due at maturity. As of June 30, 2019, the Company had $57,500 in borrowings outstanding under the revolving credit facility, $12,704 utilized for outstanding letters of credit and $79,796 of available borrowing capacity under the revolving credit facility.  The interest rate on the outstanding borrowing under the revolving credit facility was 3.6% as of June 30, 2019.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
June 30, 2019

The Facility contains customary events of default including, among other things, payment defaults, breach of covenants, cross acceleration to material indebtedness, bankruptcy-related defaults, material judgment defaults, and the occurrence of certain change of control events. The occurrence of an event of default may result in, among other things, the termination of the Facilities, acceleration of repayment obligations and the exercise of remedies by the lenders with respect to the Company and its subsidiaries that are party to the Facility. The Facility also contains financial covenants and other covenants that, among other things, restrict the ability of the Company and its subsidiaries, without the approval of the required lenders, to engage in certain mergers, consolidations, asset sales, dividends and stock repurchases, investments, and other transactions or to incur liens or indebtedness in excess of agreed thresholds, as set forth in the credit agreement. As of June 30, 2019, the Company was in compliance with the aforementioned covenants.

7.    Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three months ended		Six months ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Numerator:
Net income and comprehensive income	$22,330	$24,298	$40,737	$42,038
Income allocated to participating securities	(251)	(209)	(459)	(359)
Numerator for basic and diluted income per share - net income	$22,079	$24,089	$40,278	$41,679
Denominator:
Denominator for basic income per share - weighted-average shares	28,268	29,169	28,421	29,288
Effect of dilutive stock options	77	74	76	71
Effect of dilutive performance shares	28	29	34	32
Denominator for diluted income per share - adjusted weighted-average shares	28,373	29,272	28,531	29,391
Basic net income per share	$0.78	$0.83	$1.42	$1.42
Diluted net income per share	$0.78	$0.82	$1.41	$1.42

The number of instruments that could potentially dilute net income per basic share in the future, but that were not included in the computation of net income per diluted share because to do so would have been anti-dilutive for the periods presented, are as follows:

	June 30, 2019	June 30, 2018
Anti-dilutive stock options	194	82
Anti-dilutive performance shares	—	15
Anti-dilutive non-vested shares and deferred stock units	—	5
Total anti-dilutive shares	194	102

8.    Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states and Canada. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2011.

For the three and six months ended June 30, 2019 and 2018, the effective income tax rates varied from the statutory federal income tax rate of 21.0%, primarily as a result of the effect of state income taxes, net of the federal benefit, and permanent differences between book and tax net income. The combined federal and state effective tax rate for the six months ended June 30, 2019 was 24.7% compared to a rate of 25.3% for the same period in 2018. The lower effective tax rate for the six months ended June 30,

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
June 30, 2019

2019 is the result of increased stock based compensation vesting and exercises when compared to the same period in 2018, which was impacted by forfeited performance shares. This was partly offset by increased executive compensation in 2019, which is not deductible for income tax purposes.

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

A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. An entity controls the use of the identified asset if both of the following are true: (1) the entity obtains the right to substantially all of the economic benefits from use of the identified asset and (2) the entity has the right to direct the use of the identified asset. For the three and six months ended June 30, 2019, the Company leased facilities and equipment under operating and finance leases.

The Company leases some of its facilities under noncancelable operating leases that expire in various years through 2026. Certain leases may be renewed for periods varying from 1 to 10 years.  The Company has entered into or assumed through acquisition several equipment operating leases for assets including tractors, straight trucks and trailers with original lease terms between 2 and 6 years.  These leases expire in various years through 2024 and certain leases may be renewed for periods varying from 1 to 3 years.  Primarily through acquisitions, the Company assumed equipment leases that met the criteria for classification as a finance lease.  The finance leased equipment is being amortized over the shorter of the lease term or useful life and are not considered material to the Company's financial statements for the three and six months ended June 30, 2019. The Company also subleases certain facility leases to independent third parties; however, as the Company is not relieved of its primary obligation under these leases, these assets are included in the right-of-use lease assets and corresponding lease liabilities as of June 30, 2019.

For leases and subleases with terms greater than 12 months, the Company recorded the related right-of-use asset as the balance of the related lease liability, adjusted for any prepaid or accrued lease payments. Unamortized initial direct costs and lease incentives were not significant as of June 30, 2019. The lease liability was recorded at the present value of the lease payments over the term. Many of the Company's leases include rental escalation clauses, renewal options and/or termination options that were contemplated in the determination of lease payments when appropriate. As of June 30, 2019, the Company was not reasonably certain of exercising any renewal options. Further, as of June 30, 2019, it was reasonably certain that all termination options would not be exercised. As such, there were no adjustments made to its right-of-use lease assets or corresponding liabilities as a result. In addition, the Company does not have any leases with residual value guarantees or material restrictions or covenants as of June 30, 2019.

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

In addition, the Company holds contracts with independent owner operators. These contracts explicitly identify the tractors to be operated by the independent owner operators and therefore, the Company concluded that these represent embedded leases. However,

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
June 30, 2019

the contract compensation is variable based upon a rate per shipment and a rate per mile. As such, these amounts are excluded from the calculation of the right-of-use lease asset and corresponding liability and are instead disclosed as part of variable lease costs below. Costs incurred for independent owner operators in accordance with these embedded leases are included in purchased transportation on the Company's Statements of Comprehensive Income, totaling $86,430 and $163,873 for the three and six months ended June 30, 2019.

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

The following table summarizes the Company's lease costs for the three and six months ended June 30, 2019 and related information:

	Three months ended	Six months ended
	June 30, 2019	June 30, 2019
Lease cost
Operating lease cost	$13,971	$26,788
Short-term lease cost	2,656	5,505
Variable lease cost	91,261	173,349
Sublease income	(559)	(1,094)
Total lease cost	$107,329	$204,548

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$13,776	$26,329
Right-of-use assets obtained in exchange for new operating lease liabilities	$26,674	$173,496
Weighted-average remaining lease term - operating leases (in years)	3.9	3.9
Weighted-average discount rate - operating leases	4.3%	4.3%

The table below reconciles the undiscounted cash flows for each of the first five years and total of the remaining years to the operating lease liabilities recorded on the balance sheet as of June 30, 2019:

Payment Due Period	Operating Leases
2019	$28,742
2020	47,828
2021	33,959
2022	22,459
2023	15,560
Thereafter	14,966
Total minimum lease payments	163,514
Less: amount of lease payments representing interest	(13,392)
Present value of future minimum lease payments	150,122
Less: current obligations under leases	(49,370)
Long-term lease obligations	$100,752

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
June 30, 2019

As of June 30, 2019, the Company has certain obligations to lease tractors, which will be delivered throughout the remainder of 2019. These leases are expected to have terms of approximately 3 to 4 years and are not expected to materially impact the Company's right-of-use lease assets or liabilities as of June 30, 2019.

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

11.    Shareholders' Equity

During the first, second and third quarter of 2018, the Company's Board of Directors declared a cash dividend of $0.15 per share of common stock. During the fourth quarter of 2018 and the first and second quarter of 2019, the Company's Board of Directors declared a cash dividend of $0.18 per share of common stock. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

On July 21, 2016, the Company's Board of Directors approved a stock repurchase authorization for up to 3,000 shares of the Company’s common stock (the "2016 Repurchase Plan"). On February 5, 2019, our Board of Directors cancelled the Company’s 2016 Repurchase Plan and approved a new stock repurchase plan authorizing up to 5,000 shares of the Company’s common stock (the “2019 Repurchase Plan”) that shall remain in effect until such time as the shares authorized for repurchase are exhausted or the plan is cancelled.  The Company is not obligated to repurchase any specific number of shares and may suspend or cancel the plan at any time.

The following tables summarize our share repurchases for the three and six months ended June 30, 2019 and 2018.

	Three months ended
	June 30, 2019			June 30, 2018
	Shares repurchased	Cost of shares repurchased	Average cost per share	Shares repurchased	Cost of shares repurchased	Average cost per share

2016 Repurchase Plan	—	$—	$—	133	$8,172	$61.50
2019 Repurchase Plan	407	24,436	60.05	—	—	—
Total	407	$24,436	$60.05	133	$8,172	$61.50

	Six months ended
	June 30, 2019			June 30, 2018
	Shares repurchased	Cost of shares repurchased	Average cost per share	Shares repurchased	Cost of shares repurchased	Average cost per share

2016 Repurchase Plan	68	$3,850	$56.97	497	$28,165	$56.65
2019 Repurchase Plan	569	34,767	61.08	—	—	—
Total	637	$38,617	$60.65	497	$28,165	$56.65

As of June 30, 2019, 4,431 shares were available to be purchased under the 2019 Plan.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
June 30, 2019

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

During the three months ended June 30, 2019, the Company recorded a $5,000 reserve for pending vehicular claims. The claims underlying this reserve are still developing and may further impact the Company’s results. The Company is responsible for the first $7,500 per claim until it meets the $6,000 aggregate deductible for claims between $3,000 and $5,000 and the $2,500 aggregate deductible for claims between $5,000 and $10,000.

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

The following tables summarize segment information about results from operations and assets used by the chief operating decision maker of the Company in making decisions regarding allocation of assets and resources as of and for the three and six months ended June 30, 2019 and 2018.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
June 30, 2019

	Three months ended June 30, 2019
	Expedited LTL	Intermodal	Truckload Premium	Pool Distribution	Eliminations & other	Consolidated
External revenues	$203,989	$50,522	$45,543	$45,702	$—	$345,756
Intersegment revenues	1,733	17	570	103	(2,423)	—
Depreciation	4,848	463	1,478	1,224	—	8,013
Amortization	1,060	1,330	21	257	—	2,668
Share-based compensation expense	2,272	443	118	153	211	3,197
Interest expense	—	—	2	—	579	581
Income (loss) from operations	26,889	5,245	689	1,567	(3,840)	30,550
Total assets	608,716	187,815	74,822	103,720	(38,516)	936,557
Capital expenditures	11,589	142	172	605	—	12,508

	Three months ended June 30, 2018
	Expedited LTL	Intermodal	Truckload Premium	Pool Distribution	Eliminations & other	Consolidated
External revenues	$191,159	$49,084	$46,903	$43,197	$—	$330,343
Intersegment revenues	1,732	78	2,044	108	(3,962)	—
Depreciation	4,732	444	1,541	1,448	1	8,166
Amortization	825	1,093	21	257	—	2,196
Share-based compensation expense	1,877	210	166	113	51	2,417
Interest expense	—	24	2	—	457	483
Income (loss) from operations	26,526	5,543	1,717	1,589	(2,505)	32,870
Total assets	466,329	151,962	69,082	58,695	(34,776)	711,292
Capital expenditures	10,648	125	36	576	—	11,385

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
June 30, 2019

	Six months ended June 30, 2019
	Expedited LTL	Intermodal	Truckload Premium	Pool Distribution	Eliminations & other	Consolidated
External revenues	$381,343	$104,619	$90,467	$90,798	$—	$667,227
Intersegment revenues	2,932	35	1,313	192	(4,472)	—
Depreciation	9,817	932	3,043	2,538	(1)	16,329
Amortization	1,884	2,737	43	515	—	5,179
Share-based compensation expense	4,294	974	266	334	376	6,244
Interest expense	—	2	4	—	1,150	1,156
Income (loss) from operations	46,436	11,426	1,530	2,818	(6,926)	55,284
Total assets	608,716	187,815	74,822	103,720	(38,516)	936,557
Capital expenditures	13,670	215	328	2,385	—	16,598

	Six months ended June 30, 2018
	Expedited LTL	Intermodal	Truckload Premium	Pool Distribution	Eliminations & other	Consolidated
External revenues	$359,521	$97,562	$90,064	$85,804	$—	$632,951
Intersegment revenues	3,314	169	4,976	172	(8,631)	—
Depreciation	9,355	953	3,244	2,994	—	16,546
Amortization	1,730	2,185	76	515	—	4,506
Share-based compensation expense	3,553	500	345	229	51	4,678
Interest expense	1	37	3	—	813	854
Income (loss) from operations	47,298	9,012	1,674	2,960	(3,839)	57,105
Total assets	466,329	151,962	69,082	58,695	(34,776)	711,292
Capital expenditures	16,705	207	40	654	—	17,606

14.    Subsequent Events

On July 14, 2019, the Company acquired substantially all of the assets of O.S.T. Logistics, Inc. and O.S.T. Trucking Co., Inc.(together referred to as “OST” in this note) for $12,000. This transaction was funded using cash flows from operations. OST is a drayage company and provides the Intermodal segment with an expanded footprint on the east coast, with locations in the Pennsylvania, Maryland, Virginia, South Carolina and Georgia markets. The Company anticipates OST will contribute approximately $32,000 of revenue and $2,500 of operating income on an annualized basis.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview and Executive Summary

Forward Air Corporation is a leading asset-light freight and logistics company. Our services are classified into four reportable segments: Expedited LTL, Intermodal, Truckload Premium Services and Pool Distribution.

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

Trends and Developments

Expedited LTL Acquisitions

As part of our strategy to expand our final mile pickup and delivery operations, in April 2019, we acquired certain assets of FSA for $27.0 million in cash and additional contingent consideration ("earnout") based upon future revenue generation. The earnout opportunity is $15.0 million and had a fair value of $10.3 million as of June 30, 2019. This acquisition provides an opportunity for our Expedited LTL segment to expand its final mile service offering into additional geographic markets, form relationships with new customers, and add volumes to our existing locations. The assets, liabilities, and operating results of this acquisition has been included in the Company's consolidated financial statements from the date of acquisition and has been assigned to the Expedited LTL reportable segment. See additional discussion in Note 4, Acquisitions and Goodwill, to our Consolidated Financial Statements.

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

On July 14, 2019, the Company acquired substantially all of the assets of OST for $12.0 million. This transaction was funded using cash flows from operations. OST is a drayage company and provides the Intermodal segment with an expanded footprint on the east coast, with locations in the Pennsylvania, Maryland, Virginia, South Carolina and Georgia markets. The Company anticipates OST will contribute approximately $32.0 million of revenue and $2.5 million of operating income on an annualized basis.

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

Results from Operations
The following table sets forth our consolidated historical financial data for the three months ended June 30, 2019 and 2018 (in millions):

	Three months ended June 30,
	2019	2018	Change	Percent Change
Operating revenue:
Expedited LTL	$205.7	$192.9	$12.8	6.6%
Intermodal	50.5	49.2	1.3	2.6
Truckload Premium Services	46.1	48.9	(2.8)	(5.7)
Pool Distribution	45.8	43.3	2.5	5.8
Eliminations and other operations	(2.4)	(4.0)	1.6	(40.0)
Operating revenue	345.7	330.3	15.4	4.7
Operating expenses:
Purchased transportation	155.1	155.7	(0.6)	(0.4)
Salaries, wages, and employee benefits	80.3	72.1	8.2	11.4
Operating leases	20.3	18.0	2.3	12.8
Depreciation and amortization	10.7	10.3	0.4	3.9
Insurance and claims	13.2	10.1	3.1	30.7
Fuel expense	5.9	5.6	0.3	5.4
Other operating expenses	29.6	25.6	4.0	15.6
Total operating expenses	315.1	297.4	17.7	6.0
Income (loss) from operations:
Expedited LTL	26.9	26.5	0.4	1.5
Intermodal	5.2	5.6	(0.4)	(7.1)
Truckload Premium Services	0.7	1.7	(1.0)	(58.8)
Pool Distribution	1.6	1.6	—	—
Other operations	(3.8)	(2.5)	(1.3)	52.0
Income from operations	30.6	32.9	(2.3)	(7.0)
Other expense:
Interest expense	(0.6)	(0.5)	(0.1)	20.0
Total other expense	(0.6)	(0.5)	(0.1)	20.0
Income before income taxes	30.0	32.4	(2.4)	(7.4)
Income tax expense	7.7	8.1	(0.4)	(4.9)
Net income and comprehensive income	$22.3	$24.3	$(2.0)	(8.2)%
Revenues

During the three months ended June 30, 2019, revenue increased 4.7% compared to the three months ended June 30, 2018. The revenue increase was primarily driven by increased revenue from our Expedited LTL segment of $12.8 million driven by final mile revenue from the acquisition of FSA in April 2019. The Company's other segments also had revenue growth over prior year with the exception of the TLS Segment where revenue decreased due to a softening in revenue per mile.

Operating Expenses
Operating expenses increased $17.7 million primarily driven by salaries, wages and employee benefits increases of $8.2 million and insurance and claims increases of $3.1 million. Salaries, wages and employee benefits increased primarily due to additional salaries from acquisitions and increased Company-employed drivers. Insurance increased due to a $5.0 million reserve recorded in the second quarter of 2019 for pending vehicular claims, partly offset by decreases to our loss development factors for vehicle and workers' compensation claims. The claims underlying this reserve are still developing and may further impact the Company’s results.

Operating Income and Segment Operations

Operating income decreased $2.3 million, or 7.0%, to $30.6 million for the three months ended June 30, 2019 from the same period in 2018. The results for our four reportable segments are discussed in detail in the following sections.

Interest Expense

Interest expense was $0.6 million for the three months ended June 30, 2019 compared to $0.5 million for the same period in 2018. The increase in interest expense was attributable to additional borrowings on our revolving credit facility.

Income Taxes

The combined federal and state effective tax rate for the three months ended June 30, 2019 was 25.5% compared to a rate of 25.0% for the same period in 2018. The higher effective tax rate for the three months ended June 30, 2019 was the result of increased executive compensation, which is not deductible for income tax purposes.

Expedited LTL - Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018

The following table sets forth the historical financial data of our Expedited LTL segment for the three months ended June 30, 2019 and 2018 (in millions):

Expedited LTL Segment Information
(In millions)
(Unaudited)

	Three months ended
	June 30,	Percent of	June 30,	Percent of		Percent
	2019	Revenue	2018	Revenue	Change	Change
Operating revenue	$205.7	100.0%	$192.9	100.0%	$12.8	6.6%

Operating expenses:
Purchased transportation	90.6	44.0	90.5	46.9	0.1	0.1
Salaries, wages and employee benefits	46.2	22.5	41.2	21.4	5.0	12.1
Operating leases	11.8	5.7	10.2	5.3	1.6	15.7
Depreciation and amortization	5.9	2.9	5.6	2.9	0.3	5.4
Insurance and claims	5.3	2.6	3.6	1.9	1.7	47.2
Fuel expense	2.0	1.0	1.6	0.8	0.4	25.0
Other operating expenses	17.0	8.3	13.7	7.1	3.3	24.1
Total operating expenses	178.8	86.9	166.4	86.3	12.4	7.5
Income from operations	$26.9	13.1%	$26.5	13.7%	$0.4	1.5%

Expedited LTL Operating Statistics

	Three months ended
	June 30,	June 30,	Percent
	2019	2018	Change

Business days	64	64	—%

Tonnage
Total pounds ¹	626,748	668,129	(6.2)
Pounds per day ¹	9,793	10,440	(6.2)

Shipments
Total shipments ¹	1,014.3	1,094.9	(7.4)
Shipments per day ¹	15.8	17.1	(7.4)

Weight per shipment	618	610	1.3

Revenue per hundredweight	$27.39	$25.91	5.7
Revenue per hundredweight, ex fuel	22.91	21.89	4.7

Revenue per shipment	$171	$160	6.9
Revenue per shipment, ex fuel	144	136	5.9

Network revenue from door-to-door shipments as a percentage of network revenue [2,3]	39.9%	36.0%	10.8%

¹ In thousands
[2] Door-to-door shipments include all shipments with a pickup and/or delivery
[3] Network revenue is comprised of all revenue, including linehaul, pickup and/or delivery, and fuel surcharge revenue, excluding accessorial and final mile revenue

Revenues
Expedited LTL operating revenue increased $12.8 million, or 6.6%, to $205.7 million from $192.9 million, accounting for 59.5% of consolidated operating revenue for the three months ended June 30, 2019 compared to 58.4% for the same period in 2018. The increase was due to increased final mile revenue over the prior year slightly offset by a decrease in network revenue. Final mile revenue increased $15.0 million primarily due to the acquisition of FSA in April 2019. Network revenue is comprised of all revenue, including linehaul, pickup and/or delivery, and fuel surcharge revenue, excluding accessorial and final mile revenue. Network revenue, excluding fuel decreased $3.0 million due to a 6.2% decrease in tonnage, partly offset by a 4.7% increase in revenue per hundredweight, ex fuel. The increase in revenue per hundredweight was primarily due to rate increases and higher pickup and delivery revenue. The decrease in tonnage was due to lower volumes from traditional linehaul. In addition, fuel surcharge revenue increased $1.2 million largely due to rate increases to our fuel surcharges. The remaining decrease was due to other terminal based revenue, which includes terminal handling and warehousing.
Purchased Transportation
Expedited LTL purchased transportation increased by $0.1 million, or 0.1%, to $90.6 million for the three months ended June 30, 2019 from $90.5 million for the three months ended June 30, 2018. As a percentage of segment operating revenue, Expedited LTL purchased transportation was 44.0% during the three months ended June 30, 2019 compared to 46.9% for the same period in 2018. The decrease in purchased transportation as a percentage of revenue was mostly due to an increased utilization of owner-operators and Company-employed drivers over more costly third party transportation providers. Company-employed driver pay is included in the salaries, wages and benefits line item. Purchased transportation for the linehaul business decreased $10.2 million due to a 10.5% decrease in linehaul cost per mile due to an increased utilization of owner-operators and Company-employed drivers. This decrease was offset primarily by an increase in final mile purchased transportation due to the acquisition of FSA and increased network revenue with a pickup and/or delivery.
Salaries, Wages, and Benefits
Expedited LTL salaries, wages and employee benefits increased $5.0 million, or 12.1%, to $46.2 million for the three months ended June 30, 2019 from $41.2 million for the same period in 2018.  Salaries, wages and employee benefits were 22.5% of Expedited LTL’s operating revenue for the three months ended June 30, 2019 compared to 21.4% for the same period in 2018.  The increase in total dollars and as a percentage of revenue was primarily due to additional headcount from the acquisition of FSA and increased utilization of Company-employed drivers to fulfill linehaul and local pickup and delivery services, partly offset by a decrease in employee incentives.
Operating Leases
Expedited LTL operating leases increased $1.6 million, or 15.7%, to $11.8 million for the three months ended June 30, 2019 from $10.2 million for the same period in 2018.  Operating leases were 5.7% of Expedited LTL operating revenue for the three months ended June 30, 2019 compared to 5.3% for the same period in 2018. The increase in cost was primarily due to a $1.1 million increase in facility leases mostly from additional facilities acquired from FSA and a $0.7 million increase in tractor rentals and leases to correspond with the increase in Company-employed driver usage mentioned above. These increases were partly offset by a decrease in trailer rentals and leases, as old leases were replaced with purchased trailers.
Depreciation and Amortization
Expedited LTL depreciation and amortization increased $0.3 million, or 5.4%, to $5.9 million for the three months ended June 30, 2019 from $5.6 million in the same period in 2018.  Depreciation and amortization expense as a percentage of Expedited LTL operating revenue was 2.9% for the three months ended June 30, 2019 and 2018.  The increase in total dollars was due to the purchase of new trailers since the second quarter of 2018 and increased amortization of acquired intangibles from FSA partly offset by lower tractor depreciation, as we utilized leased tractors mentioned above.
Insurance and Claims
Expedited LTL insurance and claims expense increased $1.7 million, or 47.2%, to $5.3 million for the three months ended June 30, 2019 from $3.6 million for the same period in 2018.  Insurance and claims was 2.6% of operating revenue for the three months ended June 30, 2019 compared to 1.9% in the same period in 2018. The increase was attributable to a $1.0 million vehicle claim reserve recorded in the second quarter of 2019 for pending vehicular claims and increased vehicle insurance premiums. See additional discussion over the consolidated increase in self-insurance reserves related to vehicle claims in the "Other operations" section below.

Fuel Expense
Expedited LTL fuel expense increased $0.4 million, or 25.0%, to $2.0 million for the three months ended June 30, 2019 from $1.6 million in the same period in 2018.  Fuel expenses were 1.0% of Expedited LTL operating revenue in the second quarter of 2019 compared to 0.8% in the same period in 2018.  Expedited LTL fuel expenses increased due to higher Company-employed driver miles.
Other Operating Expenses
Expedited LTL other operating expenses increased $3.3 million, or 24.1%, to $17.0 million for the three months ended June 30, 2019 from $13.7 million in the same period in 2018.  Other operating expenses were 8.3% of Expedited LTL operating revenue for the three months ended June 30, 2019 compared to 7.1% in the same period in 2018. Other operating expenses included equipment maintenance, terminal and office expenses, legal and professional fees and other over-the-road costs. The increase in total dollars and as a percentage of revenue was primarily attributable to an increase in parts costs for final mile installations due to the acquisition of FSA, higher facility expenses and higher travel-related expenses.
Income from Operations
Expedited LTL income from operations increased by $0.4 million, or 1.5%, to $26.9 million for the three months ended June 30, 2019 compared to $26.5 million for the same period in 2018.  Income from operations as a percentage of Expedited LTL operating revenue was 13.1% for the three months ended June 30, 2019 compared to 13.7% in the same period in 2018. The deterioration in income as a percentage of revenue was due to lower linehaul tonnage, the large vehicle claim reserve and the acquisition of FSA, partly offset by increased utilization of owner-operators and Company-employed drivers.

Intermodal - Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018

The following table sets forth the historical financial data of our Intermodal segment for the three months ended June 30, 2019 and 2018 (in millions):

Intermodal Segment Information
(In millions)
(Unaudited)

	Three months ended
	June 30,	Percent of	June 30,	Percent of		Percent
	2019	Revenue	2018	Revenue	Change	Change
Operating revenue	$50.5	100.0%	$49.2	100.0%	$1.3	2.6%

Operating expenses:
Purchased transportation	18.2	36.0	19.4	39.4	(1.2)	(6.2)
Salaries, wages and employee benefits	12.4	24.6	10.5	21.3	1.9	18.1
Operating leases	4.0	7.9	3.9	7.9	0.1	2.6
Depreciation and amortization	1.8	3.6	1.5	3.1	0.3	20.0
Insurance and claims	1.7	3.4	1.4	2.8	0.3	21.4
Fuel expense	1.7	3.4	1.7	3.5	—	—
Other operating expenses	5.5	10.9	5.2	10.6	0.3	5.8
Total operating expenses	45.3	89.7	43.6	88.6	1.7	3.9
Income from operations	$5.2	10.3%	$5.6	11.4%	$(0.4)	(7.1)%

Intermodal Operating Statistics

	Three months ended
	June 30,	June 30,	Percent
	2019	2018	Change
Drayage shipments	76,074	74,021	2.8%
Drayage revenue per shipment	$571	$565	1.1
Number of locations	21	19	10.5%

Revenues

Intermodal operating revenue increased $1.3 million, or 2.6%, to $50.5 million for the three months ended June 30, 2019 from $49.2 million for the same period in 2018.  The increases in operating revenue were primarily attributable to the MMT and Southwest acquisitions.

Purchased Transportation

Intermodal purchased transportation decreased $1.2 million, or 6.2%, to $18.2 million for the three months ended June 30, 2019 from $19.4 million for the same period in 2018.  Intermodal purchased transportation as a percentage of revenue was 36.0% for the three months ended June 30, 2019 compared to 39.4% for the three months ended June 30, 2018.  The decrease in Intermodal purchased transportation as a percentage of revenue was attributable to increased utilization of Company-employed drivers compared to the same period in 2018.

Salaries, Wages, and Benefits

Intermodal salaries, wages and employee benefits increased $1.9 million, or 18.1%, to $12.4 million for the three months ended June 30, 2019 compared to $10.5 million for the three months ended June 30, 2018.  As a percentage of Intermodal operating revenue, salaries, wages and benefits increased to 24.6% for the three months ended June 30, 2019 compared to 21.3% for the same period in 2018. The increase in salaries, wages and employee benefits as a percentage of revenue was attributable to higher administrative salaries, wages and benefits as a percentage of revenue and increased utilization of Company-employed drivers. The increase in administrative salaries, wages and benefits as a percentage of revenue was due to additional headcount from the acquisitions of Southwest and MMT while intermodal volumes increased only nominally during the second quarter of 2019 compared to the same period in 2018.

Operating Leases

Intermodal operating leases increased $0.1 million, or 2.6%, to $4.0 million for the three months ended June 30, 2019 compared to $3.9 million for the same period in 2018.  Operating leases were 7.9% of Intermodal operating revenue for the three months ended June 30, 2019 and 2018.  Operating leases were comprised primarily of facility rent expense as well as tractor and trailer leases and rentals.

Depreciation and Amortization

Intermodal depreciation and amortization increased $0.3 million, or 20.0%, to $1.8 million for the three months ended June 30, 2019 from $1.5 million for the same period in 2018. Depreciation and amortization expense as a percentage of Intermodal operating revenue was 3.6% in the second quarter of 2019 compared to 3.1% in the same period in 2018. The increase in depreciation and amortization was due to increased amortization of acquired intangibles.

Insurance and Claims

Intermodal insurance and claims increased $0.3 million, or 21.4%, to $1.7 million for the three months ended June 30, 2019 from $1.4 million for the same period in 2018. Intermodal insurance and claims were 3.4% of operating revenue for the three months ended June 30, 2019 compared to 2.8% for the same period in 2018. The increase in Intermodal insurance and claims as a percentage of revenue was attributable to increases in vehicle insurance premiums and vehicle damage and liability claims. See additional discussion over the consolidated increase in self-insurance reserves related to vehicle claims in the "Other operations" section below.

Fuel Expense

Intermodal fuel expense was $1.7 million for the three months ended June 30, 2019 and 2018.  Fuel expenses were 3.4% of Intermodal operating revenue for the three months ended June 30, 2019 compared to 3.5% for the same period in 2018.  Intermodal fuel expenses were flat due to increased Company-employed driver activity offset by lower fuel prices.
Other Operating Expenses
Intermodal other operating expenses increased $0.3 million, or 5.8%, to $5.5 million for the three months ended June 30, 2019 from $5.2 million for the same period in 2018.  Intermodal other operating expenses for the three months ended June 30, 2019 were 10.9% compared to 10.6% for the same period in 2018.  The increase in Intermodal other operating expenses in total dollars and as a percentage of revenue was due mostly to increased acquisition related legal and professional fees.
Income from Operations
Intermodal’s income from operations decreased by $0.4 million, or 7.1%, to $5.2 million for the three months ended June 30, 2019 compared to $5.6 million for the same period in 2018.  Income from operations as a percentage of Intermodal operating revenue was 10.3% for the three months ended June 30, 2019 compared to 11.4% in the same period in 2018.  The deterioration in operating income in total dollars and as a percentage of revenue was primarily attributable to losing leverage on fixed costs such as salaries, wages and benefits, amortization and insurance due to softening drayage revenue. The deterioration was partly offset by the contributions from the acquisitions of Southwest and MMT.

Truckload Premium Services - Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018

The following table sets forth our historical financial data of the Truckload Premium Services segment for the three months ended June 30, 2019 and 2018 (in millions):

Truckload Premium Services Segment Information
(In millions)
(Unaudited)

	Three months ended
	June 30,	Percent of	June 30,	Percent of		Percent
	2019	Revenue	2018	Revenue	Change	Change
Operating revenue	$46.1	100.0%	$48.9	100.0%	$(2.8)	(5.7)%

Operating expenses:
Purchased transportation	34.5	74.8	37.0	75.7	(2.5)	(6.8)
Salaries, wages and employee benefits	4.6	10.0	4.6	9.4	—	—
Operating leases	0.4	0.9	0.1	0.2	0.3	300.0
Depreciation and amortization	1.5	3.3	1.6	3.3	(0.1)	(6.3)
Insurance and claims	1.3	2.8	0.9	1.8	0.4	44.4
Fuel expense	0.8	1.7	0.8	1.6	—	—
Other operating expenses	2.3	5.0	2.2	4.5	0.1	4.5
Total operating expenses	45.4	98.5	47.2	96.5	(1.8)	(3.8)
Income from operations	$0.7	1.5%	$1.7	3.5%	$(1.0)	(58.8)%

Truckload Premium Services Operating Statistics

	Three months ended
	June 30,	June 30,	Percent
	2019	2018	Change

Total Miles ¹	19,259	20,136	(4.4)%
Empty Miles Percentage	6.6%	9.3%	(29.0)
Tractors (avg)	337	321	5.0
Miles per tractor per week [2]	1,912	2,284	(16.3)

Revenue per mile	$2.29	$2.32	(1.3)
Cost per mile	$1.83	$1.86	(1.6)%

¹ In thousands
[2] Calculated using Company-employed driver and owner-operator miles

Revenues

TLS revenue decreased $2.8 million, or 5.7%, to $46.1 million for the three months ended June 30, 2019 from $48.9 million in the same period in 2018.  TLS revenue decreased due to a 4.4% decrease in overall miles and a 1.3% decrease in average revenue per mile. The decreased revenue per mile was primarily driven by rate pressures from both spot market and contract rate customers.

Purchased Transportation

TLS purchased transportation costs decreased $2.5 million, or 6.8%, to $34.5 million for the three months ended June 30, 2019 from $37.0 million for the same period in 2018. For the three months ended June 30, 2019, purchased transportation costs as a percentage of revenue represented 74.8% compared to 75.7% for the same period in 2018.  TLS purchased transportation includes owner operators and third party carriers, while Company-employed drivers are included in salaries, wages and benefits. The decrease in purchased transportation was attributable to a 5.5% decrease in miles driven by owner operators and third party carriers and a 0.9% decrease in cost per mile during the three months ended June 30, 2019 compared to the same period in 2018. The decrease in purchased transportation miles was attributable to the revenue activity discussed above.

Salaries, Wages, and Benefits

TLS salaries, wages and employee benefits was $4.6 million for the three months ended June 30, 2019 and 2018.  Salaries, wages and employee benefits were 10.0% of TLS’s operating revenue for the three months ended June 30, 2019 compared to 9.4% for the same period in 2018.  The increase in salaries, wages and employee benefits as a percentage of revenue was mostly attributable to the decrease in revenue reducing leverage on fixed employee salaries, wages and benefits.
Operating Leases
TLS operating leases increased $0.3 million to $0.4 million for the three months ended June 30, 2019 from $0.1 million for the same period in 2018.  Operating leases were 0.9% of TLS operating revenue for the three months ended June 30, 2019 compared to 0.2% for the same period in 2018. The increase was due to an increase in tractor leases to replace older owned equipment.
Depreciation and Amortization

TLS depreciation and amortization decreased $0.1 million, or 6.3%, to $1.5 million for the three months ended June 30, 2019 from $1.6 million for the same period in 2018.  Depreciation and amortization expense as a percentage of TLS operating revenue was 3.3% for the three months ended June 30, 2019 and 2018.  The decrease in total dollars was due to lower tractor depreciation, as older units were replaced with tractor leases mentioned above.
Insurance and Claims

TLS insurance and claims expense increased $0.4 million to $1.3 million for the three months ended June 30, 2019 from $0.9 million for the same period in 2018.  Insurance and claims were 2.8% of operating revenue for the three months ended June 30, 2019 compared to 1.8% for the same period in 2018. The increase was primarily due to higher vehicle insurance premiums and vehicle claims reserves. At a consolidated level, vehicle claims reserves increased; see discussion in the "Other operations" section below.
Fuel Expense

TLS fuel expense was $0.8 million for the three months ended June 30, 2019 and 2018. Fuel expense was relatively consistent as a percentage of TLS operating revenue at 1.7% for the three months ended June 30, 2019 compared to 1.6% for the same period in 2018. Fuel expense was primarily comprised of fuel for Company-employed drivers.
Other Operating Expenses

TLS other operating expenses increased $0.1 million, or 4.5%, to $2.3 million for the three months ended June 30, 2019 from $2.2 million for the same period in 2018.  Other operating expenses were 5.0% of TLS operating revenue for the three months ended June 30, 2019 compared to 4.5% for the same period in 2018.  Other operating expenses included equipment maintenance, terminal and office expenses, professional fees and other costs of transiting shipments. The increase as a percentage of revenue was mostly due to increased spending on information technology and higher equipment maintenance costs.
Income from Operations
TLS income from operations decreased $1.0 million to $0.7 million during the second quarter of 2019 from $1.7 million for the same period in 2018. The deterioration in income from operations was due to lower revenue per mile and lower miles partly offset by operating efficiencies that have lowered the overall cost per mile.

Pool Distribution - Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018

The following table sets forth the historical financial data of our Pool Distribution segment for the three months ended June 30, 2019 and 2018 (in millions):

Pool Distribution Segment Information
(In millions)
(Unaudited)

	Three months ended
	June 30,	Percent of	June 30,	Percent of		Percent
	2019	Revenue	2018	Revenue	Change	Change
Operating revenue	$45.8	100.0%	$43.3	100.0%	$2.5	5.8%

Operating expenses:
Purchased transportation	13.8	30.1	12.4	28.6	1.4	11.3
Salaries, wages and employee benefits	16.8	36.7	15.9	36.7	0.9	5.7
Operating leases	4.2	9.2	3.8	8.8	0.4	10.5
Depreciation and amortization	1.5	3.3	1.7	3.9	(0.2)	(11.8)
Insurance and claims	1.5	3.3	1.0	2.3	0.5	50.0
Fuel expense	1.5	3.3	1.6	3.7	(0.1)	(6.3)
Other operating expenses	4.9	10.7	5.3	12.3	(0.4)	(7.5)
Total operating expenses	44.2	96.5	41.7	96.3	2.5	6.0
Income from operations	$1.6	3.5%	$1.6	3.7%	$—	—%

Pool Operating Statistics

	Three months ended
	June 30,	June 30,	Percent
	2019	2018	Change
Cartons ¹	23,031	20,101	14.6%
Revenue per carton	$1.99	$2.15	(7.4)
Terminals	28	28	—%

¹ In thousands

Revenues

Pool Distribution ("Pool") operating revenue increased $2.5 million, or 5.8%, to $45.8 million for the three months ended June 30, 2019 from $43.3 million for the same period in 2018.  The increase was due to rate increases, increased volumes from existing customers and new business wins.
Purchased Transportation

Pool purchased transportation increased $1.4 million, or 11.3%, to $13.8 million for the three months ended June 30, 2019 compared to $12.4 million for the same period in 2018.  Pool purchased transportation as a percentage of revenue was 30.1% for the three months ended June 30, 2019 compared to 28.6% for the same period in 2018.  The increase in Pool purchased transportation as a percentage of revenue was attributable to increased utilization of third party carriers.

Salaries, Wages, and Benefits

Pool salaries, wages and employee benefits increased $0.9 million, or 5.7%, to $16.8 million for the three months ended June 30, 2019 compared to $15.9 million for the same period in 2018.  As a percentage of Pool operating revenue, salaries, wages and benefits was 36.7% for the three months ended June 30, 2019 and 2018.   Group health insurance costs and Company-employed driver pay decreased as a percentage of revenue, but was offset by higher dock and office and administrative pay as a percentage of revenue. Dock pay deteriorated as a percentage of revenue as increased dedicated revenue volumes required the use of more costly contract labor.
Operating Leases

Pool operating leases increased $0.4 million, or 10.5%, to $4.2 million for the three months ended June 30, 2019 compared to $3.8 million for the same period in 2018.  Operating leases were 9.2% of Pool operating revenue for the three months ended June 30, 2019 compared to 8.8% in the same period in 2018.  Operating leases increased as a percentage of revenue due to increases in tractor leases for the additional revenue discussed above and the use of leased tractors to replace old purchased equipment.
Depreciation and Amortization

Pool depreciation and amortization decreased $0.2 million, or 11.8%, to $1.5 million for the three months ended June 30, 2019 from $1.7 million for the same period in  2018. Depreciation and amortization expense as a percentage of Pool operating revenue was 3.3% in the second quarter of 2019 compared to 3.9% in the same period in 2018. The decrease in Pool depreciation and amortization as a percentage of revenue was due to the increase in leased equipment mentioned above instead of purchased equipment.
Insurance and Claims

Pool insurance and claims expense increased $0.5 million, or 50.0%, to $1.5 million for the three months ended June 30, 2019 from $1.0 million for the same period in 2018.  Insurance and claims were 3.3% of operating revenue for the three months ended June 30, 2019 compared to 2.3% in the same period in 2018. The increase in total dollars and as a percentage of revenue was primarily due to an increase in cargo claims and claims related fees. At a consolidated level, vehicle claims reserves increased; see discussion in the "Other operations" section below.
Fuel Expense

Pool fuel expense decreased $0.1 million, or 6.3%, to $1.5 million for the three months ended June 30, 2019 from $1.6 million in the same period in 2018.  Fuel expenses were 3.3% of Pool operating revenue for the three months ended June 30, 2019 compared to 3.7% for the same period in 2018.  Pool fuel expenses decreased due to slightly lower Company-employed driver usage.
Other Operating Expenses

Pool other operating expenses decreased $0.4 million, or 7.5%, to $4.9 million for the three months ended June 30, 2019 from $5.3 million in the same period in 2018.  Pool other operating expenses as a percentage of revenue for the three months ended June 30, 2019 were 10.7% compared to 12.3% for the same period in 2018.  Other operating expenses included equipment maintenance, terminal and office expenses, professional fees and other over-the-road costs.  As a percentage of revenue the decrease was primarily attributable to a decrease in agent station handling costs due to lower agent station revenue volumes and a decrease in equipment maintenance costs as a percentage of revenue due to the increased usage of leased equipment instead of purchased equipment.
Income from Operations

Pool income from operations was $1.6 million for the three months ended June 30, 2019 and 2018.  Income from operations as a percentage of Pool operating revenue was 3.5% for the three months ended June 30, 2019 compared to 3.7% for the same period in 2018.  The deterioration in Pool operating income as a percentage of revenue was primarily the result of increased utilization of and higher rates charged by third party carriers and increased revenue volumes required the use of more costly contract labor. The deterioration was also due to increased cargo claims. These decreases were partly offset by current year revenue rate increases.

Other Operations - Three Months Ended June 30, 2019 compared to Three Months Ended June 30, 2018

Other operating activity declined from a $2.5 million operating loss during the three months ended June 30, 2018 to a $3.8 million operating loss during the three months ended June 30, 2019. The $3.8 million operating loss for the three months ended June 30, 2019 was primarily due to a $4.0 million vehicle claim reserve recorded in the second quarter of 2019 for pending vehicular claims, partly offset by decreases to our loss development factors for vehicle and workers' compensation claims of $0.5 million and $0.3 million, respectively. The remaining loss was attributed to $0.6 million in costs related to the CEO transition.

The $2.5 million operating loss included in other operations and corporate activities for the three months ended June 30, 2018 was due to a $2.7 million increase in self insurance reserves resulting from increases to our loss development factors for vehicle claims partly offset by a $0.2 decrease in self insurance reserves resulting from decreases to our loss development factors for workers' compensation claims.

Results from Operations
The following table sets forth our consolidated historical financial data for the six months ended June 30, 2019 and 2018 (in millions):

	Six months ended June 30,
	2019	2018	Change	Percent Change
Operating revenue:
Expedited LTL	$384.3	$362.8	$21.5	5.9%
Intermodal	104.6	97.7	6.9	7.1
Truckload Premium Services	91.8	95.0	(3.2)	(3.4)
Pool Distribution	91.0	86.0	5.0	5.8
Eliminations and other operations	(4.5)	(8.5)	4.0	(47.1)
Operating revenue	667.2	633.0	34.2	5.4
Operating expenses:
Purchased transportation	299.1	295.4	3.7	1.3
Salaries, wages, and employee benefits	156.7	141.7	15.0	10.6
Operating leases	39.5	36.0	3.5	9.7
Depreciation and amortization	21.5	21.1	0.4	1.9
Insurance and claims	22.6	17.2	5.4	31.4
Fuel expense	11.5	11.2	0.3	2.7
Other operating expenses	61.0	53.3	7.7	14.4
Total operating expenses	611.9	575.9	36.0	6.3
Income (loss) from operations:
Expedited LTL	46.5	47.3	(0.8)	(1.7)
Intermodal	11.4	9.0	2.4	26.7
Truckload Premium Services	1.5	1.7	(0.2)	(11.8)
Pool Distribution	2.8	3.0	(0.2)	(6.7)
Other operations	(6.9)	(3.9)	(3.0)	76.9
Income from operations	55.3	57.1	(1.8)	(3.2)
Other expense:
Interest expense	(1.2)	(0.9)	(0.3)	33.3
Total other expense	(1.2)	(0.9)	(0.3)	33.3
Income before income taxes	54.1	56.2	(2.1)	(3.7)
Income tax expense	13.4	14.2	(0.8)	(5.6)
Net income and comprehensive income	$40.7	$42.0	$(1.3)	(3.1)%
Revenues

During the six months ended June 30, 2019, revenue increased 5.4% compared to the six months ended June 30, 2018. The revenue increase was primarily driven by increased revenue from our Expedited LTL segment of $21.5 million driven by increased final mile revenue primarily from the acquisition of FSA in April 2019 and increased network and fuel surcharge revenue over the prior year. The Company's other segments also had revenue growth over prior year with the exception of the TLS Segment where revenue decreased due a softening in revenue per mile and the deliberate shedding of lower margin business.

Operating Expenses
Operating expenses increased $36.0 million primarily driven by salaries, wages and employee benefits increases of $15.0 million and insurance and claims increases of $5.4 million. Salaries, wages and employee benefits increased primarily due to additional salaries from acquisitions and increased Company-employed drivers. Insurance increased due to a $5.0 million reserve recorded in the second quarter of 2019 for pending vehicular claims, partly offset by decreases to our loss development factors for vehicle and workers' compensation claims.
Operating Income and Segment Operations

Operating income decreased $1.8 million, or 3.2%, to $55.3 million for the six months ended June 30, 2019 from the same period in 2018. The results for our four reportable segments are discussed in detail in the following sections.

Interest Expense

Interest expense was $1.2 million for the six months ended June 30, 2019 compared to $0.9 million for the same period in 2018. The increase in interest expense was attributable to additional borrowings on our revolving credit facility.

Income Taxes

The combined federal and state effective tax rate for the six months ended June 30, 2019 was 24.7% compared to a rate of 25.3% for the same period in 2018. The lower effective tax rate for the six months ended June 30, 2019 was the result of increased stock based compensation vesting when compared to the same period in 2018, which was impacted by forfeited performance shares. This was partly offset by increased executive compensation in 2019, which is not deductible for income tax purposes.

Expedited LTL - Six Months Ended June 30, 2019 compared to Six Months Ended June 30, 2018

The following table sets forth our historical financial data of the Expedited LTL segment for the six months ended June 30, 2019 and 2018 (in millions):

Expedited LTL Segment Information
(In millions)
(Unaudited)

	Six months ended
	June 30,	Percent of	June 30,	Percent of		Percent
	2019	Revenue	2018	Revenue	Change	Change
Operating revenue	$384.3	100.0%	$362.8	100.0%	$21.5	5.9%

Operating expenses:
Purchased transportation	170.2	44.3	168.9	46.6	1.3	0.8
Salaries, wages and employee benefits	87.3	22.7	79.0	21.8	8.3	10.5
Operating leases	22.7	5.9	20.1	5.5	2.6	12.9
Depreciation and amortization	11.7	3.0	11.1	3.0	0.6	5.4
Insurance and claims	9.2	2.4	6.8	1.9	2.4	35.3
Fuel expense	3.8	1.0	2.8	0.8	1.0	35.7
Other operating expenses	32.9	8.6	26.8	7.4	6.1	22.8
Total operating expenses	337.8	87.9	315.5	87.0	22.3	7.1
Income from operations	$46.5	12.1%	$47.3	13.0%	$(0.8)	(1.7)%

Expedited LTL Operating Statistics

	Six months ended
	June 30,	June 30,	Percent
	2019	2018	Change

Business days	127	128	(0.8)%

Tonnage
Total pounds ¹	1,223,388	1,276,950	(4.2)
Pounds per day ¹	9,633	9,976	(3.4)

Shipments
Total shipments ¹	1,943.9	2,065.7	(5.9)
Shipments per day ¹	15.3	16.1	(5.2)

Weight per shipment	$629	$618	1.8

Revenue per hundredweight	$27.09	$25.60	5.8
Revenue per hundredweight, ex fuel	$22.83	$21.82	4.6

Revenue per shipment	$173	$161	7.5%
Revenue per shipment, ex fuel	$146	$137	6.3%

Network revenue from door-to-door shipments as a percentage of network revenue [2,3]	39.1%	35.1%	11.4%

¹ In thousands
[2] Door-to-door shipments include all shipments with a pickup and/or delivery
[3] Network revenue is comprised of all revenue, including linehaul, pickup and/or delivery, and fuel surcharge revenue, excluding accessorial and final mile revenue

Revenues
Expedited LTL operating revenue increased $21.5 million, or 5.9%, to $384.3 million from $362.8 million, accounting for 57.6% of consolidated operating revenue for the six months ended June 30, 2019 compared to 57.3% for the same period in 2018. The increase was due to increased final mile revenue and fuel surcharge revenue while network revenue was flat compared to the prior year. Final mile revenue increased $17.7 million primarily due to the acquisition of FSA in April 2019 and the addition of new service locations following business wins. Fuel surcharge revenue increased $3.8 million largely due to rate increases to our fuel surcharges. Network revenue is comprised of all revenue, including linehaul, pickup and/or delivery, and fuel surcharge revenue, excluding accessorial and final mile revenue. Network revenue, excluding fuel was flat due to a 4.2% decrease in tonnage, mostly offset by a 4.6% increase in revenue per hundredweight, ex fuel. The increase in revenue per hundredweight was primarily due to rate increases and higher pickup and delivery revenue. The decrease in tonnage was due to lower volumes from traditional linehaul.

Purchased Transportation
Expedited LTL purchased transportation increased by $1.3 million, or 0.8%, to $170.2 million for the six months ended June 30, 2019 from $168.9 million for the six months ended June 30, 2018. As a percentage of segment operating revenue, Expedited LTL purchased transportation was 44.3% during the six months ended June 30, 2019 compared to 46.6% for the same period in 2018. The decrease in purchased transportation as a percentage of revenue was mostly due to an increased utilization of owner-operators and Company-employed drivers over more costly third party transportation providers. Company-employed driver pay is included in the salaries, wages and benefits line item.
Salaries, Wages, and Benefits
Expedited LTL salaries, wages and employee benefits increased by $8.3 million, or 10.5%, to $87.3 million for the six months ended June 30, 2019 from $79.0 million in the same period in 2018. Salaries, wages and employee benefits were 22.7% of Expedited LTL’s operating revenue for the six months ended June 30, 2019 compared to 21.8% for the same period in 2018. The increase in total dollars and as a percentage of revenue was primarily due to additional headcount from the acquisition of FSA and increased utilization of Company-employed drivers to fulfill linehaul and local pickup and delivery services, partly offset by a decrease in employee incentives.
Operating Leases
Expedited LTL operating leases increased $2.6 million, or 12.9%, to $22.7 million for the six months ended June 30, 2019 from $20.1 million for the same period in 2018.  Operating leases were 5.9% of Expedited LTL operating revenue for the six months ended June 30, 2019 compared to 5.5% for the same period in 2018. The increase in cost was primarily due to a $1.6 million increase in tractor rentals and leases to correspond with the increase in Company-employed driver usage mentioned above and a $1.5 million increase in office rent for new facilities and the additional facilities acquired from FSA. These increases were partly offset by a decrease in trailer rentals and leases, as old leases were replaced with purchased trailers.
Depreciation and Amortization
Expedited LTL depreciation and amortization increased $0.6 million, or 5.4%, to $11.7 million for the six months ended June 30, 2019 from $11.1 million for the same period in 2018.  Depreciation and amortization expense as a percentage of Expedited LTL operating revenue was 3.0% for the six months ended June 30, 2019 and 2018.  The increase in expense was due to the purchase of new trailers since the second quarter of 2018 and increased amortization of acquired intangibles from FSA partly offset by lower tractor depreciation, as we utilized leased tractors mentioned above.
Insurance and Claims
Expedited LTL insurance and claims expense increased $2.4 million, or 35.3%, to $9.2 million for the six months ended June 30, 2019 from $6.8 million for the six months ended June 30, 2018.  Insurance and claims was 2.4% of operating revenue for the six months ended June 30, 2019 compared to 1.9% for the same period in 2018. The increase was attributable to a $1.0 million vehicle claim reserve recorded in the second quarter of 2019 for pending vehicular claims and higher vehicle damage claims. The increase was also attributable to higher vehicle insurance premiums, higher cargo claims and claims related fees. See additional discussion over the consolidated increase in self-insurance reserves related to vehicle claims in the "Other operations" section below.
Fuel Expense
Expedited LTL fuel expense increased $1.0 million, or 35.7%, to $3.8 million for the six months ended June 30, 2019 from $2.8 million in the same period in 2018.  Fuel expenses were 1.0% of Expedited LTL operating revenue for the six months ended

June 30, 2019 compared to 0.8% for the same period in 2018.  Expedited LTL fuel expenses increased due to increased Company-employed driver miles.
Other Operating Expenses
Expedited LTL other operating expenses increased $6.1 million, or 22.8%, to $32.9 million for the six months ended June 30, 2019 from $26.8 million in the same period in 2018.  Other operating expenses were 8.6% of Expedited LTL operating revenue in the six months ended June 30, 2019 compared to 7.4% in the same period in 2018. Other operating expenses included equipment maintenance, terminal and office expenses, legal and professional fees and other over-the-road costs. The increase in total dollars and as a percentage of revenue was primarily attributable to an increase in parts costs for final mile installations due to the acquisition of FSA, higher facility expenses and higher network transit costs such as tolls. The increase as a percentage of revenue was also the result of the prior year including a fuel tax credit that was no longer available in 2019.
Income from Operations
Expedited LTL income from operations decreased by $0.8 million, or 1.7%, to $46.5 million for the six months ended June 30, 2019 compared to $47.3 million for the same period in 2018.  Income from operations as a percentage of Expedited LTL operating revenue was 12.1% for the six months ended June 30, 2019 compared to 13.0% in the same period in 2018. The deterioration in income as a percentage of revenue was due to lower linehaul tonnage, a large vehicle liability reserve and the acquisition of FSA partly offset by increased utilization of owner-operators and Company-employed drivers.

Intermodal - Six Months Ended June 30, 2019 compared to Six Months Ended June 30, 2018

The following table sets forth the historical financial data of our Intermodal segment for the six months ended June 30, 2019 and 2018 (in millions):

Intermodal Segment Information
(In millions)
(Unaudited)

	Six months ended
	June 30,	Percent of	June 30,	Percent of		Percent
	2019	Revenue	2018	Revenue	Change	Change
Operating revenue	$104.6	100.0%	$97.7	100.0%	$6.9	7.1%

Operating expenses:
Purchased transportation	36.6	35.0	38.1	39.0	(1.5)	(3.9)
Salaries, wages and employee benefits	25.1	24.0	20.8	21.3	4.3	20.7
Operating leases	7.7	7.4	7.9	8.1	(0.2)	(2.5)
Depreciation and amortization	3.7	3.5	3.1	3.2	0.6	19.4
Insurance and claims	3.1	3.0	2.8	2.8	0.3	10.7
Fuel expense	3.4	3.3	3.3	3.4	0.1	3.0
Other operating expenses	13.6	13.0	12.7	13.0	0.9	7.1
Total operating expenses	93.2	89.1	88.7	90.8	4.5	5.1
Income from operations	$11.4	10.9%	$9.0	9.2%	$2.4	26.7%

Intermodal Operating Statistics

	Six months ended
	June 30,	June 30,	Percent
	2019	2018	Change
Drayage shipments	151,681	147,692	2.7%
Drayage revenue per Shipment	$598	$568	5.3
Number of Locations	21	19	10.5%

Revenues

Intermodal operating revenue increased $6.9 million, or 7.1%, to $104.6 million for the six months ended June 30, 2019 from $97.7 million for the same period in 2018. The increases in operating revenue were primarily attributable to the MMT and Southwest acquisitions.

Purchased Transportation

Intermodal purchased transportation decreased $1.5 million, or 3.9%, to $36.6 million for the six months ended June 30, 2019 from $38.1 million for the same period in 2018.  Intermodal purchased transportation as a percentage of revenue was 35.0% for the six months ended June 30, 2019 compared to 39.0% for the six months ended June 30, 2018.  The decrease in Intermodal purchased transportation as a percentage of revenue was attributable to increased utilization of Company-employed drivers compared to the same period in 2018.

Salaries, Wages, and Benefits

Intermodal salaries, wages and employee benefits increased $4.3 million, or 20.7%, to $25.1 million for the six months ended June 30, 2019 compared to $20.8 million for the six months ended June 30, 2018.  As a percentage of Intermodal operating revenue, salaries, wages and benefits increased to 24.0% for the six months ended June 30, 2019 compared to 21.3% for the same period in 2018.   The increase in salaries, wages and employee benefits as a percentage of revenue was attributable to higher administrative salaries, wages and benefits as a percentage of revenue and increased utilization of Company-employed drivers. The increase in administrative salaries, wages and benefits as a percentage of revenue was due to additional headcount from the acquisitions of Southwest and MMT while legacy intermodal volumes increased only nominally during the six months ended June 30, 2019 compared to the same period in 2018.

Operating Leases

Intermodal operating leases decreased $0.2 million, or 2.5%, to $7.7 million for the six months ended June 30, 2019 from $7.9 million for the same period in 2018.  Operating leases were 7.4% of Intermodal operating revenue for the six months ended June 30, 2019 compared to 8.1% in the same period in 2018.  Operating leases decreased in total dollars and as a percentage of revenue due to decreased trailer rental charges.

Depreciation and Amortization

Intermodal depreciation and amortization increased $0.6 million, or 19.4%, to $3.7 million for the six months ended June 30, 2019 from $3.1 million for the same period in 2018. Depreciation and amortization expense as a percentage of Intermodal operating revenue was 3.5% for the six months ended June 30, 2019 compared to 3.2% for the same period in 2018. The increase in depreciation and amortization was due to increased amortization of acquired intangibles.

Insurance and Claims

Intermodal insurance and claims expense increased $0.3 million, or 10.7%, to $3.1 million for the six months ended June 30, 2019 from $2.8 million for the six months ended June 30, 2018.   Intermodal insurance and claims were 3.0% of operating revenue for the six months ended June 30, 2019 compared to 2.8% for the same period in 2018. The increase in Intermodal insurance and claims as a percentage of revenue was attributable to increases in vehicle insurance premiums and vehicle liability and damage claims. See additional discussion over the consolidated increase in self-insurance reserves related to vehicle claims in the "Other operations" section below.

Fuel Expense

Intermodal fuel expense increased $0.1 million, or 3.0%, to $3.4 million for the six months ended June 30, 2019 from $3.3 million in the same period in 2018.  Fuel expenses were 3.3% of Intermodal operating revenue for the six months ended June 30, 2019 compared to 3.4% in the same period in 2018.  Intermodal fuel expenses slightly increased due to increased Company-employed driver activity.

Other Operating Expenses

Intermodal other operating expenses increased $0.9 million, or 7.1%, to $13.6 million for the six months ended June 30, 2019 compared to $12.7 million for the same period in 2018.  Intermodal other operating expenses for the six months ended June 30, 2019 and 2018 were 13.0% of Intermodal operating revenue.  The increase in Intermodal other operating expense was due mostly to increased container related rental and storage charges and acquisition related legal and professional fees.

Income from Operations

Intermodal income from operations increased by $2.4 million, or 26.7%, to $11.4 million for the six months ended June 30, 2019 compared to $9.0 million for the same period in 2018.  Income from operations as a percentage of Intermodal operating revenue was 10.9% for the six months ended June 30, 2019 compared to 9.2% in the same period in 2018.  The increase in operating income in total dollars and as a percentage of revenue was primarily attributable to revenue rate increases and the acquisitions of Southwest and MMT.

Truckload Premium Services - Six Months Ended June 30, 2019 compared to Six Months Ended June 30, 2018

The following table sets forth our historical financial data of the Truckload Premium Services segment for the six months ended June 30, 2019 and 2018 (in millions):

Truckload Premium Services Segment Information
(In millions)
(Unaudited)

	Six months ended
	June 30,	Percent of	June 30,	Percent of		Percent
	2019	Revenue	2018	Revenue	Change	Change
Operating revenue	$91.8	100.0%	$95.0	100.0%	$(3.2)	(3.4)%

Operating expenses:
Purchased transportation	69.0	75.2	71.8	75.6	(2.8)	(3.9)
Salaries, wages and employee benefits	9.3	10.1	9.8	10.3	(0.5)	(5.1)
Operating leases	0.5	0.5	0.3	0.3	0.2	66.7
Depreciation and amortization	3.1	3.4	3.3	3.5	(0.2)	(6.1)
Insurance and claims	2.3	2.5	2.0	2.1	0.3	15.0
Fuel expense	1.4	1.5	1.8	1.9	(0.4)	(22.2)
Other operating expenses	4.7	5.1	4.3	4.5	0.4	9.3
Total operating expenses	90.3	98.4	93.3	98.2	(3.0)	(3.2)
Income from operations	$1.5	1.6%	$1.7	1.8%	$(0.2)	(11.8)%

Truckload Premium Services Operating Statistics

	Six months ended
	June 30,	June 30,	Percent
	2019	2018	Change

Total Miles ¹	38,015	40,207	(5.5)%
Empty Miles Percentage	7.3%	9.5%	(23.2)
Tractors (avg)	322	328	(1.8)
Miles per tractor per week [2]	1,922	2,256	(14.8)

Revenue per mile	$2.31	$2.25	2.7
Cost per mile	$1.85	$1.83	1.1%

¹ - In thousands
[2] - Calculated using Company driver and owner operator miles

Revenues

TLS revenue decreased $3.2 million, or 3.4%, to $91.8 million for the six months ended June 30, 2019 from $95.0 million in the same period in 2018.  TLS revenue decreased due to a 5.5% decrease in overall miles mostly offset by a 2.7% increase in average revenue per mile.
Purchased Transportation

TLS purchased transportation costs decreased $2.8 million, or 3.9%, to $69.0 million for the six months ended June 30, 2019 from $71.8 million for the six months ended June 30, 2018. For the six months ended June 30, 2019, TLS purchased transportation costs represented 75.2% of TLS revenue compared to 75.6% for the same period in 2018.  TLS purchased transportation includes owner operators and third party carriers, while company-employed drivers are included in salaries, wages and benefits. The decrease in purchased transportation was attributable to a 4.7% decrease in purchased transportation miles mostly offset by a 1.3% increase in cost per mile during the six months ended June 30, 2019 compared to the same period in 2018. The decrease in TLS purchased transportation miles was attributable to the revenue activity discussed above. The increase in cost per mile was due to increased utilization of third party carriers, which are more costly than owner operators.
Salaries, Wages, and Benefits

TLS salaries, wages and employee benefits decreased by $0.5 million, or 5.1%, to $9.3 million for the six months ended June 30, 2019 from $9.8 million in the same period in 2018.  Salaries, wages and employee benefits were 10.1% of TLS’s operating revenue in the six months ended June 30, 2019 compared to 10.3% for the same period in 2018.  The slight decrease in salaries, wages and employee benefits as a percentage of revenue was mostly attributable to a decrease in Company-employed driver miles partly offset by an increase in employee salaries, wages and benefits as a percentage of revenue.
Operating Leases
TLS operating leases increased $0.2 million, or 66.7%, to $0.5 million for the six months ended June 30, 2019 from $0.3 million for the same period in 2018.  Operating leases were 0.5% of TLS operating revenue for the six months ended June 30, 2019 compared to 0.3% for the same period in 2018. The increase was due to an increase in tractor leases to replace older owned equipment partly offset by a decrease in trailer rentals.
Depreciation and Amortization

TLS depreciation and amortization decreased $0.2 million, or 6.1%, to $3.1 million for the six months ended June 30, 2019 from $3.3 million in the same period in 2018.  Depreciation and amortization expense as a percentage of TLS operating revenue was 3.4% for the six months ended June 30, 2019 compared to 3.5% in the same period in 2018. The decrease was due to lower tractor depreciation, as older units were replaced with tractor leases mentioned above.
Insurance and Claims

TLS insurance and claims expense increased $0.3 million, or 15.0%, to $2.3 million for the six months ended June 30, 2019 from $2.0 million for the six months ended June 30, 2018.  Insurance and claims were 2.5% of operating revenue for the six months ended June 30, 2019 compared to 2.1% in the same period in 2018. The increase was primarily due to higher vehicle insurance premiums, vehicle claims reserves and claims related fees. At a consolidated level, vehicle claims reserves increased; see discussion in the "Other operations" section below.
Fuel Expense

TLS fuel expense decreased $0.4 million, or 22.2%, to $1.4 million for the six months ended June 30, 2019 from $1.8 million for the same period in 2018.  Fuel expense as a percentage of TLS operating revenue was 1.5% for the six months ended June 30, 2019 compared to 1.9% in the same period in 2018. The decrease as was mostly attributable to lower year-over-year Company-employed driver miles.
Other Operating Expenses

TLS other operating expenses increased $0.4 million, or 9.3%, to $4.7 million for the six months ended June 30, 2019 from $4.3 million in the same period in 2018.  Other operating expenses were 5.1% of TLS operating revenue in the six months ended June 30, 2019 compared to 4.5% in the same period in 2018.  Other operating expenses included equipment maintenance, terminal and office expenses, professional fees and other costs of transiting shipments. The increase was mostly due to an increase in receivables allowance and increased spending on information technology.
Income from Operations
TLS income from operations decreased by $0.2 million, or 11.8%, to $1.5 million for the six months ended June 30, 2019 compared to $1.7 million for the same period in 2018.  The deterioration in income from operations was due to a decrease in revenue and increased insurance costs.

Pool Distribution - Six Months Ended June 30, 2019 compared to Six Months Ended June 30, 2018

The following table sets forth the historical financial data of our Pool Distribution segment for the six months ended June 30, 2019 and 2018 (in millions):

Pool Distribution Segment Information
(In millions)
(Unaudited)

	Six months ended
	June 30,	Percent of	June 30,	Percent of		Percent
	2019	Revenue	2018	Revenue	Change	Change
Operating revenue	$91.0	100.0%	$86.0	100.0%	$5.0	5.8%

Operating expenses:
Purchased transportation	27.2	29.9	24.6	28.6	2.6	10.6
Salaries, wages and employee benefits	33.6	36.9	31.7	36.9	1.9	6.0
Operating leases	8.6	9.5	7.5	8.7	1.1	14.7
Depreciation and amortization	3.0	3.3	3.5	4.1	(0.5)	(14.3)
Insurance and claims	2.7	3.0	1.9	2.2	0.8	42.1
Fuel expense	3.0	3.3	3.3	3.8	(0.3)	(9.1)
Other operating expenses	10.1	11.1	10.5	12.2	(0.4)	(3.8)
Total operating expenses	88.2	96.9	83.0	96.5	5.2	6.3
Income (loss) from operations	$2.8	3.1%	$3.0	3.5%	$(0.2)	(6.7)%

Pool Operating Statistics

	Six months ended
	June 30,	June 30,	Percent
	2019	2018	Change
Cartons¹	45,347	40,324	12.5%
Revenue per Carton	$2.01	$2.13	(5.6)
Terminals	28	28	—%

¹ In thousands

Revenues

Pool operating revenue increased $5.0 million, or 5.8%, to $91.0 million for the six months ended June 30, 2019 from $86.0 million for the same period in 2018.  The increase was due to rate increases, increased volumes from existing customers and new business wins.
Purchased Transportation
Pool purchased transportation increased $2.6 million, or 10.6%, to $27.2 million for the six months ended June 30, 2019 compared to $24.6 million for the same period in 2018.  Pool purchased transportation as a percentage of revenue was 29.9% for the six months ended June 30, 2019 compared to 28.6% for the same period in 2018. The increase in Pool purchased transportation as a percentage of revenue was attributable to increased rates charged by, and increased utilization of, third party carriers.

Salaries, Wages, and Benefits

Pool salaries, wages and employee benefits increased $1.9 million, or 6.0%, to $33.6 million for the six months ended June 30, 2019 compared to $31.7 million for the same period in 2018.  As a percentage of Pool operating revenue, salaries, wages and benefits was 36.9% for the six months ended June 30, 2019 and 2018.  Group health insurance costs and Company-employed driver pay decreased as a percentage of revenue, but were offset by higher dock and office and administrative pay as a percentage of revenue. Dock pay deteriorated as a percentage of revenue as increased dedicated revenue volumes required the use of more costly contract labor.
Operating Leases

Pool operating leases increased $1.1 million, or 14.7%, to $8.6 million for the six months ended June 30, 2019 from $7.5 million for the same period in 2018.  Operating leases were 9.5% of Pool operating revenue for the six months ended June 30, 2019 compared to 8.7% in the same period in 2018.  Operating leases increased as a percentage of revenue due to increases in tractor leases for the additional revenue discussed above and the use of leased tractors to replace old purchased equipment. The increase as a percentage of revenue was also due to increased facility rent due to terminal expansions to handle increased revenue volumes.
Depreciation and Amortization

Pool depreciation and amortization decreased $0.5 million, or 14.3%, to $3.0 million for the six months ended June 30, 2019 from $3.5 million for the same period in 2018. Depreciation and amortization expense as a percentage of Pool operating revenue was 3.3% for the six months ended June 30, 2019 compared to 4.1% for the same period in 2018. The decrease in Pool depreciation and amortization as a percentage of revenue was due to the increase in leased equipment mentioned above instead of purchased equipment.
Insurance and Claims

Pool insurance and claims expense increased $0.8 million, or 42.1%, to $2.7 million for the six months ended June 30, 2019 from $1.9 million for the same period in 2018.  Insurance and claims were 3.0% of operating revenue for the six months ended June 30, 2019 compared to 2.2% in the same period in 2018. The increase in total dollars and as a percentage of revenue was primarily due to the prior period including a $0.5 million reimbursement for claims related legal fees. The remaining increase was due to increase cargo claims. At a consolidated level, vehicle claims reserves increased; see discussion in the "Other operations" section below.
Fuel Expense

Pool fuel expense decreased $0.3 million, or 9.1%, to $3.0 million for the six months ended June 30, 2019 from $3.3 million in the same period in 2018.  Fuel expenses were 3.3% of Pool operating revenue during the six months ended June 30, 2019 compared to 3.8% in the same period in 2018.  Pool fuel expenses increased due to higher year-over-year fuel prices, higher revenue volumes and increased Company-employed driver miles.
Other Operating Expenses

Pool other operating expenses decreased $0.4 million, or 3.8%, to $10.1 million for the six months ended June 30, 2019 compared to $10.5 million for the same period in 2018.  Pool other operating expenses for the six months ended June 30, 2019 were 11.1% of operating revenue compared to 12.2% for the same period in 2018.  Other operating expenses included equipment maintenance, terminal and office expenses, professional fees and other over-the-road costs.  As a percentage of revenue the decrease was primarily attributable to a decrease in agent station handling costs due to lower agent station revenue volumes.
Income from Operations
Pool income from operations decreased $0.2 million, or 6.7%, to $2.8 million for the six months ended June 30, 2019 from $3.0 million for the same period in 2018.  Income from operations as a percentage of Pool operating revenue was 3.1% for the six months ended June 30, 2019 compared to a 3.5% in the same period in 2018. The deterioration in Pool operating income as a percentage of revenue was primarily the result of increased utilization of and higher rates charged by third party carriers and increased revenue volumes required the use of more costly contract labor. The deterioration was also due to increased cargo claims and the prior year period including a $0.5 million reimbursement of legal fees. These decreases were partly offset by current year revenue rate increases.

Other Operations - Six Months Ended June 30, 2019 compared to Six Months Ended June 30, 2018

Other operating activity declined from a $3.9 million operating loss during the six months ended June 30, 2018 to a $6.9 million operating loss during the six months ended June 30, 2019. The six months ended June 30, 2019 included a $4.0 million vehicle claim reserve recorded in the second quarter of 2019 for pending vehicular claims and increases to our loss development factors for vehicle and workers' compensation claims of $1.4 million and $0.2 million, respectively. The loss was also attributed to $1.3 million in costs related to the CEO transition.

The $3.9 million operating loss included in other operations and corporate activities for the six months ended June 30, 2018 included $3.7 million in reserves for vehicle claims and $0.2 million increase in reserves for workers' compensation claims.

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

Impact of Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize a right-of-use asset with a corresponding lease liability on their balance sheet for most leases classified as operating leases under previous guidance. Lessors are required to recognize a net lease investment for most leases. Additional qualitative and quantitative disclosures are also required. The Company applied the transition requirements as of January 1, 2019, which resulted in recording right-of-use lease assets and corresponding lease liabilities of $149.5 million and $150.1 million, respectively, as of June 30, 2019. There was no impact to the Company's Statements of Comprehensive Income or Statements of Cash Flows. In addition, comparative financial statements have not been presented as allowed per the guidance. Changes to processes and internal controls to meet the standard’s reporting and disclosure requirements have also been implemented. See Note 9, Leases, for additional discussion over this new standard, including the impact on the Company's financial statements.

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital expenditures, with cash flows from operations and borrowings under our bank lines of credit.

Six Months Ended June 30, 2019 Cash Flows compared to Six Months Ended June 30, 2018 Cash Flows

Net cash provided by operating activities totaled approximately $71.8 million for the six months ended June 30, 2019 compared to approximately $67.0 million for the six months ended June 30, 2018. The $4.8 million increase in cash provided by operating activities was mainly attributable to a $6.5 million improvement in collection of receivables and a $1.2 million increase in accounts payable and accrued expenses. These increases were partly offset by a $1.3 million increase in prepaid expenses and other current assets, a $0.8 million decrease in net earnings after consideration of non-cash items and a $0.8 million increase in income tax receivables.

Net cash used in investing activities was approximately $42.3 million for the six months ended June 30, 2019 compared to approximately $13.1 million during the six months ended June 30, 2018. Investing activities during the six months ended June 30, 2019 consisted of the acquisition of FSA for $27.0 million and net capital expenditures of $15.3 million primarily for new trailers, information technology and facility equipment.  Investing activities during the six months ended June 30, 2018 consisted primarily of net capital expenditures of $12.8 million primarily for new trailers, forklifts and information technology. The proceeds from disposal of property and equipment during the six months ended June 30, 2019 and 2018 were primarily from sales of older tractors and trailers.

Net cash used in financing activities totaled approximately $40.3 million for the six months ended June 30, 2019 compared to net cash used in financing activities of $37.7 million for the six months ended June 30, 2018.  The $2.6 million increase was attributable to a $10.5 million increase in the repurchase of common stock and a $1.5 million increase in payments of cash dividends due to an increase in the quarterly dividend per share from $0.15 per share in the first six months of 2018 to $0.18 per share for the first six months of 2019. These increases were mostly offset by a $10.0 million increase in borrowings on the senior credit facility line of credit.

Credit Facility

See Note 6, Senior Credit Facility to our Consolidated Financial Statements for a discussion of the senior credit facility.

Share Repurchases

See Note 11, Shareholders' Equity to our Consolidated Financial Statements for a discussion of our share repurchases and dividends during the period.

Forward-Looking Statements

This report contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. In this Form 10-Q, forward-looking statements include, but are not limited to, any projections of earnings, revenues, dividends, or other financial items or methods of interpretation or measurement; any statement of plans, strategies, and objectives of management for future operations; any statements regarding future performance; any statement regarding future insurance, claims and litigation and any associated estimates or projections; any statements concerning proposed or intended new services or developments; any statements regarding intended expansion through acquisition or greenfield startups; any statements regarding future economic conditions or performance based on our business strategy, reliance on financial instruments or otherwise; any statement regarding certain tax and account matters, including the impact on our financial statements; and any statements of belief and any statements of assumptions underlying any of the foregoing. Some forward-looking statements may be identified by use of such terms as “believes,” “anticipates,” “intends,” “plans,” “estimates,” “projects” or “expects.”  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  The following is a list of factors, among others, that could cause actual results to differ materially from those contemplated by the forward-looking statements: economic factors such as recessions, inflation, higher interest rates and downturns in customer business cycles, the creditworthiness of our customers and their ability to pay for services rendered, the availability and compensation of qualified independent owner-operators and freight handlers as well as contracted, third-party carriers needed to serve our customers’ transportation needs, the inability of our information systems to handle an increased volume of freight moving through our network, changes in fuel prices, our inability to maintain our historical growth rate because of a decreased volume of freight or decreased average revenue per pound of freight moving through our network, loss of a major customer, increasing competition and pricing pressure, our ability to secure terminal facilities in desirable locations at reasonable rates, our inability to successfully integrate acquisitions, claims for property damage, personal injuries or workers’ compensation, enforcement of and changes in governmental regulations, environmental and tax matters, insurance matters, the handling of hazardous materials and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2018. As a result of the foregoing, no assurance can be given as to future financial condition, cash flows or results of operations.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Changes in Internal Control

As part of the implementation of ASU 2016-02, Leases, as of January 1, 2019, the Company implemented changes to internal controls to meet the standard's reporting and disclosure requirements. Management believes that these controls were effective as of June 30, 2019. There were no other changes in our internal control over financial reporting during the three or six months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Information regarding repurchases of our shares during the second quarter of 2019 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1-30, 2019	53,284	$65.73	53,284	4,784,416
May 1-31, 2019	150,200	60.77	150,200	4,634,216
June 1-30, 2019	203,410	58.04	203,410	4,430,806
Total	406,894	$60.05	406,894	4,430,806

(1) On February 5, 2019, the Board of Directors canceled the Company’s remaining 2016 share repurchase authorization and approved a share repurchase authorization for up to 5.0 million shares of the Company’s common shares that shall remain in effect until such time as the shares authorized for repurchase are exhausted or until earlier terminated.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5.	Other Information.

Not applicable.

Item 6.	Exhibits.

In accordance with SEC Release No. 33-8212, Exhibits 32.1 and 32.2 are to be treated as “accompanying” this report rather than “filed” as part of the report.

No.	Exhibit
3.1
Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999 (File No. 0-22490))

3.2
Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 31, 2017 (File No. 0-22490))

10.1
Amended and Restated Forward Air Corporation Executive Severance and Change in Control Plan, effective as of May 24, 2018 (incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 25, 2019 (File No. 0-22490))

10.2
Consulting Agreement effective May 7, 2019, between Forward Air Corporation and Bruce A. Campbell (incorporated herein by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 25, 2019 (File No. 0-22490))

10.3
Form of Performance Share Agreement (Total Shareholder Return) under the registrant’s 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 25, 2019 (File No. 0-22490))

10.4
Form of Performance Share Agreement (EBITDA per Share) under the registrant’s 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 25, 2019 (File No. 0-22490))

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Forward Air Corporation
Date: July 26, 2019	By:	/s/ Michael J. Morris
Michael J. Morris Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

Forward Air Corporation
Date: July 26, 2019	By:	/s/ Christina W. Bottomley
Christina W. Bottomley Chief Accounting Officer, Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

No.	Exhibit
3.1
Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999 (File No. 0-22490))

3.2
Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 31, 2017 (File No. 0-22490))

10.1
Amended and Restated Forward Air Corporation Executive Severance and Change in Control Plan, effective as of May 24, 2018 (incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 25, 2019 (File No. 0-22490))

10.2
Consulting Agreement effective May 7, 2019, between Forward Air Corporation and Bruce A. Campbell (incorporated herein by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 25, 2019 (File No. 0-22490))

10.3
Form of Performance Share Agreement (Total Shareholder Return) under the registrant’s 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 25, 2019 (File No. 0-22490))

10.4
Form of Performance Share Agreement (EBITDA per Share) under the registrant’s 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 25, 2019 (File No. 0-22490))

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase