Form 10-Q
period 2019-09-30
FORWARD AIR CORP
filed 2019-10-25
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of October 21, 2019 was 28,172,110.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited).

Forward Air Corporation
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)
(Unaudited)
	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$34,824	$25,657
Accounts receivable, less allowance of $2,494 in 2019 and $2,081 in 2018	157,494	156,359
Other current assets	23,393	19,066
Total current assets	215,711	201,082

Property and equipment	438,656	413,900
Less accumulated depreciation and amortization	217,813	204,005
Total property and equipment, net	220,843	209,895
Operating lease right-of-use assets	158,977	—
Goodwill and other acquired intangibles:
Goodwill	220,423	199,092
Other acquired intangibles, net of accumulated amortization of $88,839 in 2019 and $80,666 in 2018	130,038	113,661
Total goodwill and other acquired intangibles, net	350,461	312,753
Other assets	34,641	36,485
Total assets	$980,633	$760,215

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$32,599	$34,630
Accrued expenses	51,412	39,784
Other current liabilities	7,049	—
Current portion of debt and finance lease obligations	1,578	309
Current portion of operating lease obligations	47,137	—
Total current liabilities	139,775	74,723

Debt and finance lease obligations, less current portion	72,738	47,335
Operating lease obligations, less current portion	112,553	—
Other long-term liabilities	51,316	47,739
Deferred income taxes	43,106	37,174

Shareholders’ equity:
Preferred stock	—	—
Common stock, $0.01 par value: Authorized shares - 50,000,000, Issued and outstanding shares - 27,915,057 in 2019 and 28,534,935 in 2018	279	285
Additional paid-in capital	221,629	210,296
Retained earnings	339,237	342,663
Total shareholders’ equity	561,145	553,244
Total liabilities and shareholders’ equity	$980,633	$760,215

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Operating revenue	$361,663	$331,375	$1,028,891	$964,325

Operating expenses:
Purchased transportation	163,606	155,451	462,744	450,833
Salaries, wages and employee benefits	87,259	76,028	243,899	217,682
Operating leases	20,521	18,671	60,021	54,640
Depreciation and amortization	10,528	10,295	32,036	31,346
Insurance and claims	10,930	9,203	33,531	26,442
Fuel expense	6,105	5,634	17,642	16,786
Other operating expenses	32,025	26,214	93,045	79,612
Total operating expenses	330,974	301,496	942,918	877,341
Income from operations	30,689	29,879	85,973	86,984

Other expense:
Interest expense	(761)	(472)	(1,916)	(1,327)
Other, net	1	(1)	(1)	(2)
Total other expense	(760)	(473)	(1,917)	(1,329)
Income before income taxes	29,929	29,406	84,056	85,655
Income tax expense	7,734	7,077	21,124	21,289
Net income and comprehensive income	$22,195	$22,329	$62,932	$64,366

Net income per share:
Basic	$0.78	$0.76	$2.20	$2.18
Diluted	$0.78	$0.76	$2.19	$2.18

Dividends per share:	$0.18	$0.15	$0.54	$0.45

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended
	September 30, 2019	September 30, 2018

Operating activities:
Net income	$62,932	$64,366
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	32,036	31,346
Change in fair value of earn-out liability	890	(455)
Share-based compensation	9,006	7,525
Loss (gain) on disposal of property and equipment, net	1,010	(14)
Provision for loss (recovery) on receivables	828	(52)
Provision for revenue adjustments	2,243	2,921
Deferred income tax expense	5,931	6,676
Changes in operating assets and liabilities
Accounts receivable	(4,206)	(3,386)
Prepaid expenses and other current assets	(4,473)	(4,880)
Income taxes	(2,556)	(3,193)
Accounts payable and accrued expenses	14,090	12,991
Net cash provided by operating activities	117,731	113,845

Investing activities:
Proceeds from disposal of property and equipment	2,101	5,989
Purchases of property and equipment	(27,102)	(34,344)
Acquisition of business, net of cash acquired	(39,000)	(3,737)
Other	—	(356)
Net cash used in investing activities	(64,001)	(32,448)

Financing activities:
Payments of finance lease obligations	(528)	(228)
Proceeds from senior credit facility	20,000	—
Proceeds from exercise of stock options	2,063	3,682
Payments of cash dividends	(15,421)	(13,213)
Repurchase of common stock (repurchase program)	(47,906)	(44,985)
Proceeds from common stock issued under employee stock purchase plan	261	237
Cash settlement of share-based awards for tax withholdings	(3,032)	(1,872)
Net cash used in financing activities	(44,563)	(56,379)
Net increase in cash	9,167	25,018
Cash at beginning of period	25,657	3,893
Cash at end of period	$34,824	$28,911

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Consolidated Statements of Shareholders' Equity
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2018	28,535	$285	$210,296	$342,663	$553,244
Net income and comprehensive income	—	—	—	18,407	18,407
Other	—	2	—	—	2
Exercise of stock options	18	—	830	—	830
Share-based compensation	—	—	3,047	—	3,047
Dividends ($0.18 per share)	—	—	1	(5,190)	(5,189)
Cash settlement of share-based awards for minimum tax withholdings	(44)	(1)	—	(2,720)	(2,721)
Share repurchases	(230)	(2)	—	(14,179)	(14,181)
Vesting of previously non-vested shares	136	—	—	—	—
Balance at March 31, 2019	28,415	284	214,174	338,981	553,439
Net income and comprehensive income	—	—	—	22,330	22,330
Other	—	—	(2)	(2)	(4)
Exercise of stock options	10	—	448	—	448
Common stock issued under employee stock purchase plan	5	—	261	—	261
Share-based compensation	—	—	3,197	—	3,197
Dividends ($0.18 per share)	—	—	2	(5,146)	(5,144)
Cash settlement of share-based awards for minimum tax withholdings	(1)	—	—	(49)	(49)
Share repurchases	(407)	(4)	—	(24,432)	(24,436)
Vesting of previously non-vested shares	18	—	—	—	—
Balance at June 30, 2019	28,040	$280	$218,080	$331,682	$550,042
Net income and comprehensive income	—	—	—	22,195	22,195
Exercise of stock options	17	—	785	—	785
Share-based compensation	—	—	2,762	—	2,762
Dividends ($0.18 per share)	—	—	2	(5,090)	(5,088)
Cash settlement of share-based awards for minimum tax withholdings	(4)	—	—	(262)	(262)
Share repurchases	(152)	(1)	—	(9,288)	(9,289)
Vesting of previously non-vested shares	14	—	—	—	—
Balance at September 30, 2019	27,915	279	221,629	339,237	561,145

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Consolidated Statements of Shareholders' Equity, continued
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2017	29,454	$295	$195,346	$337,058	$532,699
Net income and comprehensive income	—	—	—	17,741	17,741
Other	—	(2)	—	(27)	(29)
Share-based compensation	—	—	2,261	—	2,261
Dividends ($0.15 per share)	—	—	1	(4,414)	(4,413)
Cash settlement of share-based awards for minimum tax withholdings	(33)	—	—	(1,823)	(1,823)
Share repurchases	(364)	(4)	—	(19,989)	(19,993)
Vesting of previously non-vested shares	105	1	(1)	—	—
Balance at March 31, 2018	29,162	290	197,607	328,546	526,443
Net income and comprehensive income	—	—	—	24,298	24,298
Other	—	—	—	(2)	(2)
Exercise of stock options	26	1	1,111	—	1,112
Common stock issued under employee stock purchase plan	5	—	237	—	237
Share-based compensation	—	—	2,418	—	2,418
Dividends ($0.15 per share)	—	—	1	(4,416)	(4,415)
Cash settlement of share-based awards for minimum tax withholdings	(1)	—	—	(49)	(49)
Share repurchases	(133)	(1)	—	(8,171)	(8,172)
Vesting of previously non-vested shares	15	1	(1)	—	—
Balance at June 30, 2018	29,074	291	201,373	340,206	541,870
Net income and comprehensive income	—	—	—	22,329	22,329
Other		—	(1)	—	(1)
Exercise of stock options	62	—	2,570	—	2,570
Share-based compensation	—	—	2,847	—	2,847
Dividends ($0.15 per share)	—	—	1	(4,386)	(4,385)
Share repurchases	(267)	(3)	—	(16,817)	(16,820)
Balance at September 30, 2018	28,869	288	206,790	341,332	548,410

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
September 30, 2019

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

Our Intermodal segment provides first- and last-mile high value intermodal container drayage services both to and from seaports and railheads. Intermodal also offers dedicated contract and container freight station ("CFS") warehouse and handling services. Today, Intermodal operates primarily in the Midwest and Southeast, with a smaller operational presence in the Southwest and Mid-Atlantic United States.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company’s operating results are subject to seasonal trends (as described in our 2018 Form 10-K) when measured on a quarterly basis; therefore operating results for the nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019. For further information, refer to the consolidated financial statements and notes thereto included in the Forward Air Corporation Annual Report on Form 10-K for the year ended December 31, 2018.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize a right-of-use asset with a corresponding lease liability on their balance sheet for most leases classified as operating leases under previous guidance. Lessors are required to recognize a net lease investment for most leases. Additional qualitative and quantitative disclosures are also required. The Company applied the transition requirements as of January 1, 2019. As of September 30, 2019 the Company recorded right-of-use lease assets and corresponding lease liabilities of $158,977 and $159,690, respectively. There was no impact to the Company's Statements of Comprehensive Income or Statements of Cash Flows. In addition, comparative financial statements have not been

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
September 30, 2019

presented as allowed per the guidance. Changes to processes and internal controls to meet the standard’s reporting and disclosure requirements have also been implemented. See Note 9, Leases, for additional discussion over this new standard, including the impact on the Company's financial statements.

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

4.    Acquisitions and Long-Lived Assets

Expedited LTL Acquisitions

As part of our strategy to expand our final mile pickup and delivery operations, in April 2019, we acquired certain assets and liabilities of FSA Network, Inc., doing business as FSA Logistix (“FSA”), for $27,000 and a potential earnout of up to $15,000. This acquisition provides an opportunity for our Expedited LTL segment to expand its final mile service offering into additional geographic markets, form relationships with new customers, add volumes to our existing locations and generate synergies with our LTL operations. This transaction was funded using cash flows from operations. The assets, liabilities, and operating results of this acquisition have been included in the Company's consolidated financial statements from the date of acquisition and have been assigned to the Expedited LTL reportable segment.

The acquisition agreement provides the sellers an earnout opportunity of up to $15,000 based on the achievement of certain revenue milestones over a two year period, beginning May 1, 2019. Upon acquisition the fair value of the earn-out liability was $10,321 and is included in other current and long-term liabilities in the opening condensed consolidated balance sheet. The earn-out liability was classified as level 3 of the fair value hierarchy as defined in the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“the FASB Codification”) and the value was determined based on estimated revenues and the probability of achieving them. The fair value was based on the two-year performance of FSA's acquired customer revenue and was estimated using a Monte Carlo simulation. The initial weighted average assumptions used in the Monte Carlo simulation are summarized in the following table:

FSA Earn-out

Risk-free rate	2.4%
Revenue discount rate	8.5%
Revenue volatility	9.0%

During the three months ended September 30, 2019, the earn-out fair value increased $890 to $11,211. The fair value increased due to new final mile business wins after the acquisition date that are included in the revenue used to calculate the earn-out and due to increased probability of paying the earn-out, partly due to the passage of time. The increase in the earn-out was recorded in the other operating expenses line item. As of September 30, 2019, the expected total earn-out to be paid is $12,600.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
September 30, 2019

Intermodal Acquisitions

As part of the Company's strategy to expand its Intermodal operations, in July 2019, the Company acquired certain assets and liabilities of O.S.T. Logistics, Inc. and O.S.T. Trucking Co., Inc. (together referred to as “OST”) for $12,000. OST is a drayage company and provides the Intermodal segment with an expanded footprint on the East Coast, with locations in the Pennsylvania, Maryland, Virginia, South Carolina and Georgia markets. Additionally, in October 2018, the Company acquired certain assets of Southwest Freight Distributors (“Southwest”) for $16,250. The Southwest acquisition provides an expanded footprint in Texas and access to several strategic customer relationships.

These transactions were funded using cash flows from operations.The assets, liabilities, and operating results of these collective acquisitions have been included in the Company's consolidated financial statements from their dates of acquisition and have been included in the Intermodal reportable segment.

Allocations of Purchase Price

The following table presents the allocations of the FSA and OST purchase price to the assets acquired and liabilities assumed based on their estimated fair values and resulting residual goodwill (in thousands):

	FSA	OST
	April 21, 2019	July 14, 2019
Tangible assets:
Cash	$202	$—
Other receivables	1,491	—
Property and equipment	40	10,604
Operating lease right-of-use assets	3,209	1,672
Total tangible assets	4,942	12,276
Intangible assets:
Non-compete agreements	900	850
Customer relationships	17,100	5,700
Goodwill	19,281	2,050
Total intangible assets	37,281	8,600
Total assets acquired	42,223	20,876

Liabilities assumed:
Current liabilities	7,664	—
Other liabilities	4,350	—
Debt and finance lease obligations	—	7,204
Operating lease obligations	3,209	1,672
Total liabilities assumed	15,223	8,876
Net assets acquired	$27,000	$12,000

The above purchase price allocations for FSA and OST is preliminary, as the Company is still in the process of finalizing the valuation of the acquired assets and liabilities assumed. The above estimated fair values of assets acquired and liabilities assumed for FSA and OST are based on the information that was available as of the acquisition date through the date of this filing. The acquired definite-lived intangible assets have the following useful lives:

Useful Lives
	FSA	OST
Non-compete agreements	5 years	3 years
Customer relationships	15 years	10 years

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
September 30, 2019

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

If a quantitative fair value estimation is required, the Company estimates the fair value of the applicable reporting units, using a combination of discounted projected cash flows and market valuations for comparable companies as of the valuation date (level 3). If this estimation of fair value indicates that impairment potentially exists, the Company will then measure the amount of the impairment, if any. Goodwill impairment exists when the estimated implied fair value of goodwill is less than its carrying value. Changes in strategy or market conditions could significantly impact these fair value estimates and require adjustments to recorded asset balances. During the nine months ended September 30, 2019, no indicators of goodwill impairment were identified.

The following is a summary of the Company's goodwill as of September 30, 2019. Approximately $141,279 of goodwill is deductible for tax purposes.

	Beginning balance, December 31, 2018	FSA Acquisition	OST Acquisition	Ending balance, September 30, 2019
Expedited LTL
Goodwill	$97,593	$19,281	$—	$116,874
Accumulated Impairment	—	—	—	—

Intermodal
Goodwill	76,615	—	2,050	78,665
Accumulated Impairment	—	—	—	—

TLS
Goodwill	45,164	—	—	45,164
Accumulated Impairment	(25,686)	—	—	(25,686)

Pool Distribution
Goodwill	12,359	—	—	12,359
Accumulated Impairment	(6,953)	—	—	(6,953)

Total	$199,092	$19,281	$2,050	$220,423

Other Long-Lived Assets
The Company evaluates the reasonableness of the useful lives and salvage values of its assets on an ongoing basis. During the current quarter, the Company identified indicators that the useful lives of its owned tractors and trailers extended beyond initial expectations. As a result, the Company performed a useful life study ("the study") to conclude if any changes to its tractor and trailer useful lives and salvage values were warranted. The study included reviewing statistical data for its population of owned tractors and trailers, including historical disposition activity, reviewing fair value information and conducting interviews with management to determine the expected future use of assets.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
September 30, 2019

As a result of this study, management deemed it appropriate to extend the average useful life of its trailers from 7 to 10 years and its tractors from 5 to 10 years. In addition, management reduced the average salvage value of its tractors from 25% to 10%. No changes were made to trailer salvage values. These changes in estimates were made to assets currently owned and originally purchased new since assets purchased used were assigned individual useful lives and salvage values based on their age and condition at purchase. This change in estimate was made on a prospective basis beginning on July 1, 2019. The impact of this study on the three and nine months ended September 30, 2019 was a $1,000 reduction in depreciation.

In addition, management recorded a $900 reserve for tractors during the current quarter. This is recorded in other operating expenses in our Consolidated Statements of Comprehensive Income.

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

Employee Activity - Stock Options

Stock option grants to employees generally expire seven years from the grant date and typically vest ratably over a three-year period.  The Company historically used the Black-Scholes option-pricing model to estimate the grant-date fair value of options granted.  The Company did not make any stock option grants in the nine months ended September 30, 2019.

The following tables summarize the Company’s employee stock option activity and related information:

	Nine months ended September 30, 2019
				Weighted-
		Weighted-		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Options	Price	Value	Term
Outstanding at December 31, 2018	538	$51
Exercised	(45)	47
Forfeited	(8)	54
Outstanding at September 30, 2019	485	$52	$4,638	4.0
Exercisable at September 30, 2019	319	$48	$4,163	3.3

	Nine months ended
	September 30, 2019	September 30, 2018
Share-based compensation for options	$1,209	$1,085
Tax benefit for option compensation	$312	$271
Unrecognized compensation cost for options, net of estimated forfeitures	$1,878	$3,621
Weighted average period over which unrecognized compensation will be recognized (years)	1.6

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
September 30, 2019

Employee Activity - Non-vested Shares

Non-vested share grants to employees vest ratably over a three-year period.  The non-vested shares’ fair values were estimated using closing market prices on the day of grant. The following tables summarize the Company’s employee non-vested share activity and related information:

	Nine months ended September 30, 2019
		Weighted-
		Average	Aggregate
	Non-vested	Grant Date	Grant Date
	Shares	Fair Value	Fair Value
Outstanding and non-vested at December 31, 2018	315	$55
Granted	114	59
Vested	(131)	61
Forfeited	(15)	56
Outstanding and non-vested at September 30, 2019	283	$58	$16,441

	Nine months ended
	September 30, 2019	September 30, 2018
Share-based compensation for non-vested shares	$6,210	$4,902
Tax benefit for non-vested share compensation	$1,581	$1,225
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$10,705	$13,146
Weighted average period over which unrecognized compensation will be recognized (years)	1.8

Employee Activity - Performance Shares

The Company annually grants performance shares to key employees.  Under the terms of the performance share agreements, following the end of a three-year performance period, the Company will issue to these employees a calculated number of common stock shares based on meeting certain performance targets. For shares granted during the nine months ended September 30, 2019, 50% of the performance share issuances will be based on meeting earnings before interest, taxes, depreciation and amortization ("EBITDA") per share targets and the remaining 50% of the performance share issuances will be based on the three-year performance of the Company’s total shareholder return ("TSR") as compared to the TSR of a selected peer group. All performance shares granted during the nine months ended September 30, 2018 were based on achieving total shareholder return targets.

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

The fair value of the performance shares granted based on the three year performance of the Company’s total shareholder return was estimated using a Monte Carlo simulation. The weighted average assumptions used in the Monte Carlo estimate were as follows:

	Nine months ended
	September 30, 2019	September 30, 2018
Expected stock price volatility	23.4%	24.3%
Weighted average risk-free interest rate	2.5%	2.2%

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
September 30, 2019

The following tables summarize the Company’s employee performance share activity, assuming median share awards, and related information:

	Nine months ended September 30, 2019
		Weighted-
		Average	Aggregate
	Performance	Grant Date	Grant Date
	Shares	Fair Value	Fair Value
Outstanding and non-vested at December 31, 2018	65	$58
Granted	30	61
Vested	(23)	64
Forfeited	(10)	63
Outstanding and non-vested at September 30, 2019	62	$62	$3,870

	Nine months ended
	September 30, 2019	September 30, 2018
Share-based compensation for performance shares	$821	$953
Tax benefit for performance share compensation	$212	$238
Unrecognized compensation cost for performance shares, net of estimated forfeitures	$1,884	$1,725
Weighted average period over which unrecognized compensation will be recognized (years)	1.9

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

	Nine months ended
	September 30, 2019	September 30, 2018
Shares purchased by participants under plan	5	5
Average purchase price	$49	$52
Weighted-average fair value of each purchase right under the ESPP granted ¹	$10	$7
Share-based compensation for ESPP shares	$52	$32

¹ Equal to the discount from the market value of the common stock at the end of each six month purchase period

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
September 30, 2019

Non-employee Director Activity - Non-vested Shares

Grants of non-vested shares to non-employee directors vest ratably over the elected term to the Board of Directors, or approximately one year.  The following tables summarize the Company’s non-employee non-vested share activity and related information:

	Nine months ended September 30, 2019
		Weighted-
		Average	Aggregate
	Non-vested	Grant Date	Grant Date
	Shares	Fair Value	Fair Value
Outstanding and non-vested at December 31, 2018	15	$59
Granted	15	62
Vested	(15)	59
Outstanding and non-vested at September 30, 2019	15	$62	$920

	Nine months ended
	September 30, 2019	September 30, 2018
Share-based compensation for non-vested shares	$714	$553
Tax benefit for non-vested share compensation	$184	$138
Unrecognized compensation cost for non-vested shares, net of estimated forfeitures	$554	$501
Weighted average period over which unrecognized compensation will be recognized (years)	0.6

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

Unless the Company elects otherwise under the credit agreement, interest on borrowings under the Facility is based on the highest of (a) the federal funds rate (not less than 0%) plus 0.5%, (b) the administrative agent's prime rate and (c) the LIBOR Rate plus 1.0%, in each case plus a margin that can range from 0.3% to 0.8% with respect to the Facility depending on the Company’s ratio of consolidated funded indebtedness to earnings before interest, taxes, depreciation and amortization, as set forth in the credit agreement. Payments of interest for each loan that is based on the LIBOR Rate are due in arrears on the last day of the interest period applicable to such loan (with interest periods of one, two or three months being available, at the Company’s option). Payments of interest on loans that are not based on the LIBOR Rate are due on the last day of each quarter ended March 31, June 30, September 30 and December 31 of each year. All unpaid amounts of principal and interest are due at maturity. As of September 30, 2019, the Company had $67,500 in borrowings outstanding under the revolving credit facility, $14,020 utilized for outstanding letters of credit and $68,480 of available borrowing capacity under the revolving credit facility.  The interest rate on the outstanding borrowing under the revolving credit facility was 3.4% as of September 30, 2019.

The Facility contains customary events of default including, among other things, payment defaults, breach of covenants, cross acceleration to material indebtedness, bankruptcy-related defaults, material judgment defaults, and the occurrence of certain change of control events. The occurrence of an event of default may result in, among other things, the termination of the Facilities, acceleration of repayment obligations and the exercise of remedies by the lenders with respect to the Company and its subsidiaries

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
September 30, 2019

that are party to the Facility. The Facility also contains financial covenants and other covenants that, among other things, restrict the ability of the Company and its subsidiaries, without the approval of the required lenders, to engage in certain mergers, consolidations, asset sales, dividends and stock repurchases, investments, and other transactions or to incur liens or indebtedness in excess of agreed thresholds, as set forth in the credit agreement. As of September 30, 2019, the Company was in compliance with the aforementioned covenants.

7.    Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three months ended		Nine months ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Numerator:
Net income and comprehensive income	$22,195	$22,329	$62,932	$64,366
Income allocated to participating securities	(236)	(239)	(696)	(596)
Numerator for basic and diluted income per share - net income	$21,959	$22,090	$62,236	$63,770
Denominator:
Denominator for basic income per share - weighted-average shares	27,981	28,964	28,286	29,189
Effect of dilutive stock options	74	95	76	81
Effect of dilutive performance shares	27	36	31	33
Denominator for diluted income per share - adjusted weighted-average shares	28,082	29,095	28,393	29,303
Basic net income per share	$0.78	$0.76	$2.20	$2.18
Diluted net income per share	$0.78	$0.76	$2.19	$2.18

The number of instruments that could potentially dilute net income per basic share in the future, but that were not included in the computation of net income per diluted share because to do so would have been anti-dilutive for the periods presented, are as follows:

	September 30, 2019	September 30, 2018
Anti-dilutive stock options	188	100
Anti-dilutive performance shares	—	15
Anti-dilutive non-vested shares and deferred stock units	—	3
Total anti-dilutive shares	188	118

8.    Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states and Canada. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2011.

For the three and nine months ended September 30, 2019 and 2018, the effective income tax rates varied from the statutory federal income tax rate of 21.0%, primarily as a result of the effect of state income taxes, net of the federal benefit, and permanent differences between book and tax net income. The combined federal and state effective tax rate for the nine months ended September 30, 2019 was 25.1% compared to a rate of 24.9% for the same period in 2018. The higher effective tax rate for the nine months ended September 30, 2019 was primarily the result of a larger portion of executive compensation exceeding the IRS code section 162M limit, which makes it not deductible for income tax purposes in 2019 and a $300 Tennessee state job tax credit in

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
September 30, 2019

the prior year. This increase was partly offset by increased stock based compensation vesting when compared to the same period in 2018, which was impacted by forfeited performance shares.

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

The Company elected several of the practical expedients permitted under the transition guidance within the new standard. The package of practical expedients elected allowed the Company to carryforward its conclusions over whether any existing contracts contain a lease, to carryforward historical lease classification, and to carryforward its evaluation of initial direct costs for any existing leases. In addition, the Company elected the practical expedients to combine lease and non-lease components and to keep leases with an initial term of 12 months or less, after the consideration of options, off the balance sheet. For these leases with an initial term of 12 months or less, after the consideration of options, the Company recognized the corresponding lease expense on a straight-line basis over the lease term. These practical expedients have been elected for all leases and subleases and will be applied on a go-forward basis.

A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. An entity controls the use of the identified asset if both of the following are true: (1) the entity obtains the right to substantially all of the economic benefits from use of the identified asset and (2) the entity has the right to direct the use of the identified asset. For the three and nine months ended September 30, 2019, the Company leased facilities and equipment under operating and finance leases.

The Company leases some of its facilities under noncancelable operating leases that expire in various years through 2026. Certain leases may be renewed for periods varying from 1 to 10 years.  The Company has entered into or assumed through acquisition several equipment operating leases for assets including tractors, straight trucks and trailers with original lease terms between 2 and 6 years.  These leases expire in various years through 2025 and certain leases may be renewed for periods varying from 1 to 3 years.

Primarily through acquisitions, the Company assumed equipment leases that met the criteria for classification as a finance lease.  In conjunction with the acquisition of OST during the quarter, discussed further in Note 4, Acquisitions and Long-Lived Assets, the Company assumed finance leases with remaining lease terms between 2 and 7 years. These leases expire in various years through 2025 with no options to renew.  All other finance leases are not considered material to the Company's financial statement for the three and nine months ended September 30, 2019. The finance leased equipment is being amortized over the shorter of the lease term or useful life.

The Company also subleases certain facility leases to independent third parties; however, as the Company is not relieved of its primary obligation under these leases, these assets are included in the right-of-use lease assets and corresponding lease liabilities as of September 30, 2019.

For leases and subleases with terms greater than 12 months, the Company recorded the related right-of-use asset as the balance of the related lease liability, adjusted for any prepaid or accrued lease payments. Unamortized initial direct costs and lease incentives were not significant as of September 30, 2019. The lease liability was recorded at the present value of the lease payments over the term. Many of the Company's leases include rental escalation clauses, renewal options and/or termination options that were contemplated in the determination of lease payments when appropriate. As of September 30, 2019, the Company was not reasonably certain of exercising any renewal options. Further, as of September 30, 2019, it was reasonably certain that all termination options would not be exercised. As such, there were no adjustments made to its right-of-use lease assets or corresponding liabilities as a result. In addition, the Company does not have any leases with residual value guarantees or material restrictions or covenants as of September 30, 2019.

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
September 30, 2019

maintenance, taxes, and insurance for which the Company pays its lessors an estimate that is adjusted to actual expense on a quarterly or annual basis depending on the underlying contract terms. For equipment leases, variable lease costs may include additional fees for using equipment in excess of estimated annual mileage thresholds.

In addition, the Company holds contracts with independent owner operators. These contracts explicitly identify the tractors to be operated by the independent owner operators and therefore, the Company concluded that these represent embedded leases. However, the contract compensation is variable based upon a rate per shipment and a rate per mile. As such, these amounts are excluded from the calculation of the right-of-use lease asset and corresponding liability and are instead disclosed as part of variable lease costs below. Costs incurred for independent owner operators in accordance with these embedded leases are included in purchased transportation on the Company's Statements of Comprehensive Income, totaling $95,444 and $259,317 for the three and nine months ended September 30, 2019.

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

The following table summarizes the Company's lease costs for the three and nine months ended September 30, 2019 and related information:

	Three months ended	Nine months ended
	September 30, 2019	September 30, 2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$405	$571
Interest on lease liabilities	53	61
Operating lease cost	15,650	42,521
Short-term lease cost	3,130	8,635
Variable lease cost	97,864	271,129
Sublease income	(535)	(1,629)
Total lease cost	$116,567	$321,288

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$53	$61
Operating cash flows from operating leases	$15,146	$41,524
Financing cash flows from finance leases	$391	$528
Right-of-use assets obtained in exchange for new finance lease liabilities	$7,204	$7,204
Right-of-use assets obtained in exchange for new operating lease liabilities	$21,730	$195,226
Weighted-average remaining lease term - finance leases (in years)	4.8	4.8
Weighted-average remaining lease term - operating leases (in years)	3.8	3.8
Weighted-average discount rate - finance leases	3.4%	3.4%
Weighted-average discount rate - operating leases	4.2%	4.2%

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
September 30, 2019

The table below reconciles the undiscounted cash flows for each of the next five years and total of the remaining years to the lease liabilities recorded on the balance sheet as of September 30, 2019:

Payment Due Period	Operating Leases	Finance Leases
2019	$15,651	$419
2020	58,507	1,676
2021	43,540	1,676
2022	28,803	1,407
2023	19,577	1,265
Thereafter	18,995	1,112
Total minimum lease payments	185,073	7,555
Less: amount of lease payments representing interest	(25,383)	(677)
Present value of future minimum lease payments	159,690	6,878
Less: current portion of lease obligations	(47,137)	(1,465)
Long-term lease obligations	$112,553	$5,413

As of September 30, 2019, the Company has certain obligations to lease tractors, which will be delivered throughout the remainder of 2019. These leases are expected to have terms of approximately 3 to 4 years and are not expected to materially impact the Company's right-of-use lease assets or liabilities as of September 30, 2019.

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

The fair value estimates of earn-outs are discussed in Note 4, Acquisitions and Long-Lived Assets.

Using interest rate quotes and discounted cash flows, the Company estimated the fair value of its outstanding finance lease obligations as follows:

	September 30, 2019
	Carrying Value	Fair Value
Finance leases	$6,991	$7,103

The Company's fair value estimates for the above financial instruments are classified within level 3 of the fair value hierarchy.

11.    Shareholders' Equity

During the first, second and third quarter of 2018, the Company's Board of Directors declared a cash dividend of $0.15 per share of common stock. During the fourth quarter of 2018 and the first three quarters of 2019, the Company's Board of Directors declared a cash dividend of $0.18 per share of common stock. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
September 30, 2019

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

The following tables summarize our share repurchases for the three and nine months ended September 30, 2019 and 2018.

	Three months ended
	September 30, 2019			September 30, 2018
	Shares repurchased	Cost of shares repurchased	Average cost per share	Shares repurchased	Cost of shares repurchased	Average cost per share

2016 Repurchase Plan	—	$—	$—	267	$16,820	$62.89
2019 Repurchase Plan	152	9,289	61.01	—	—	—
Total	152	$9,289	$61.01	267	$16,820	$62.89

	Nine months ended
	September 30, 2019			September 30, 2018
	Shares repurchased	Cost of shares repurchased	Average cost per share	Shares repurchased	Cost of shares repurchased	Average cost per share

2016 Repurchase Plan	68	$3,850	$56.97	765	$44,985	$58.83
2019 Repurchase Plan	721	44,056	61.07	—	—	—
Total	789	$47,906	$60.72	765	$44,985	$58.83

As of September 30, 2019, 4,279 shares were available to be purchased under the 2019 Plan.
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

The Company is responsible for the first $7,500 per incident until it meets the $6,000 aggregate deductible for incidents resulting in claims between $3,000 and $5,000 and the $2,500 aggregate deductible for incidents resulting in claims between $5,000 and $10,000. During the three months and nine months ended September 30, 2019, the Company recorded a $2,500 and $7,500 reserve, respectively, for pending vehicular claims related to one incident. Although these claims are still developing, the Company has recorded reserves for the claims up to its self-insured retention limit of $7,500 and therefore, no further impact to the Company’s operating results is expected.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
September 30, 2019

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

Except for certain insurance activity, the accounting policies of the segments are the same as those described in the summary of significant accounting policies disclosed in Note 1 of the Forward Air Corporation Annual Report on Form 10-K for the year ended December 31, 2018. For workers compensation and vehicle claims, each segment is charged an insurance premium and is also charged a deductible that corresponds with each segment's individual self-retention limit. However, any losses beyond these deductibles and any loss development factors applied to our outstanding claims as a result of actuarial analysis are not passed to the segments, but reported at the corporate level ("Eliminations & other").

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

The following tables summarize segment information about results from operations and assets used by the chief operating decision maker of the Company in making decisions regarding allocation of assets and resources as of and for the three and nine months ended September 30, 2019 and 2018.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
September 30, 2019

	Three months ended September 30, 2019
	Expedited LTL	Intermodal	Truckload Premium	Pool Distribution	Eliminations & other	Consolidated
External revenues	$207,423	$58,317	$44,999	$50,924	$—	$361,663
Intersegment revenues	2,638	29	459	38	(3,164)	—
Depreciation	4,006	1,050	1,182	1,296	—	7,534
Amortization	1,174	1,542	21	257	—	2,994
Share-based compensation expense	1,899	340	(4)	135	392	2,762
Interest expense	—	67	2	—	692	761
Income (loss) from operations	25,896	6,900	606	1,867	(4,580)	30,689
Total assets	626,946	205,444	75,622	114,824	(42,203)	980,633
Capital expenditures	8,658	207	160	1,479	—	10,504

	Three months ended September 30, 2018
	Expedited LTL	Intermodal	Truckload Premium	Pool Distribution	Eliminations & other	Consolidated
External revenues	$186,544	$50,496	$47,158	$47,177	$—	$331,375
Intersegment revenues	1,963	49	784	103	(2,899)	—
Depreciation	4,773	342	1,522	1,442	—	8,079
Amortization	825	1,113	21	257	—	2,216
Share-based compensation expense	1,961	262	178	114	332	2,847
Interest expense	—	10	2	—	460	472
Income (loss) from operations	23,724	7,321	1,673	735	(3,574)	29,879
Total assets	480,389	159,428	70,841	60,672	(28,189)	743,141
Capital expenditures	15,253	276	30	1,179	—	16,738

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
September 30, 2019

	Nine months ended September 30, 2019
	Expedited LTL	Intermodal	Truckload Premium	Pool Distribution	Eliminations & other	Consolidated
External revenues	$588,766	$162,936	$135,467	$141,722	$—	$1,028,891
Intersegment revenues	5,570	64	1,772	230	(7,636)	—
Depreciation	13,823	1,983	4,225	3,834	(1)	23,864
Amortization	3,058	4,278	64	772	—	8,172
Share-based compensation expense	6,193	1,313	261	470	769	9,006
Interest expense	—	69	6	—	1,841	1,916
Income (loss) from operations	72,332	18,326	2,137	4,685	(11,507)	85,973
Total assets	626,946	205,444	75,622	114,824	(42,203)	980,633
Capital expenditures	22,330	422	488	3,862	—	27,102

	Nine months ended September 30, 2018
	Expedited LTL	Intermodal	Truckload Premium	Pool Distribution	Eliminations & other	Consolidated
External revenues	$546,066	$148,058	$137,221	$132,980	$—	$964,325
Intersegment revenues	5,276	217	5,761	276	(11,530)	—
Depreciation	14,127	1,295	4,765	4,436	—	24,623
Amortization	2,555	3,298	98	772	—	6,723
Share-based compensation expense	5,595	776	524	342	288	7,525
Interest expense	1	47	5	—	1,274	1,327
Income (loss) from operations	71,023	16,333	3,348	3,695	(7,415)	86,984
Total assets	480,389	159,428	70,841	60,672	(28,189)	743,141
Capital expenditures	31,960	482	70	1,832	—	34,344

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Our operations, particularly our network of hubs and terminals, represent substantial fixed costs. Consequently, our ability to increase our earnings depends in significant part on our ability to increase the amount of freight and the revenue per pound for the freight shipped through our networks and to grow other lines of businesses, such as TLS, Intermodal and Pool Distribution, which will allow us to maintain revenue growth in challenging shipping environments. In addition, we are continuing to evaluate synergies across our businesses, particularly between the Expedited LTL and TLS segments. Synergistic opportunities include the ability to share resources, particularly our fleet resources.

Trends and Developments

Expedited LTL Acquisitions

As part of our strategy to expand our final mile pickup and delivery operations, in April 2019, we acquired certain assets of FSA for $27.0 million in cash and additional contingent consideration ("earnout") based upon future revenue generation. The earnout opportunity is $15.0 million and had a fair value of $11.2 million as of September 30, 2019. This acquisition provides an opportunity for our Expedited LTL segment to expand its final mile service offering into additional geographic markets, form relationships with new customers, and add volumes to our existing locations. The assets, liabilities, and operating results of this acquisition have been included in the Company's consolidated financial statements from the date of acquisition and have been assigned to the Expedited LTL reportable segment. See additional discussion in Note 4, Acquisitions and Long-Lived Assets, to our Consolidated Financial Statements.

Intermodal Acquisitions

As part of our strategy to expand our Intermodal operations, in July 2018, we acquired certain assets of MMT for $3.7 million, in October 2018 we acquired certain assets of Southwest for $16.3 million and in July 2019 we acquired certain assets and liabilities of OST for $12.0 million. OST is a drayage company and provides the Intermodal segment with an expanded footprint on the East Coast, with locations in the Pennsylvania, Maryland, Virginia, South Carolina and Georgia markets.

These transactions were funded using cash flows from operations and provide an opportunity for our Intermodal segment to expand into additional geographic markets and add volumes to our existing locations. The assets, liabilities, and operating results of these acquisitions have been included in the Company's consolidated financial statements from the date of acquisition and have been assigned to the Intermodal reportable segment.

Results from Fixed Asset Useful Life and Salvage Value Study

The Company evaluates the reasonableness of the useful lives and salvage values of its assets on an ongoing basis. During the current quarter, the Company identified indicators that the useful lives of its owned tractors and trailers extended beyond initial expectations. As a result, management deemed it appropriate to extend the average useful life of its trailers from seven to ten years and its tractors from five to ten years. In addition, management reduced the salvage value of its tractors from 25% to 10%. No changes were made to trailer salvage values. See additional discussion in Note 4, Acquisitions and Long-Lived Assets, to our Consolidated Financial Statements.

These changes in estimates were made to assets currently owned and originally purchased new since assets purchased used were assigned individual useful lives and salvage values based on their age and condition at purchase. This change in estimate was made on a prospective basis beginning on July 1, 2019. The impact of this study on the three and nine months ended September 30, 2019 was a $1.0 million reduction in depreciation.

In addition, management recorded a $0.9 million reserve against tractors during the current quarter, which reflects tractors where the expected carrying value exceeded its fair value at September 30, 2019. This was recorded in other operating expenses in our Consolidated Statements of Comprehensive Income.

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

Results from Operations
The following table sets forth our consolidated historical financial data for the three months ended September 30, 2019 and 2018 (in millions):

	Three months ended September 30,
	2019	2018	Change	Percent Change
Operating revenue:
Expedited LTL	$210.1	$188.5	$21.6	11.5%
Intermodal	58.3	50.5	7.8	15.4
Truckload Premium Services	45.5	47.9	(2.4)	(5.0)
Pool Distribution	51.0	47.3	3.7	7.8
Eliminations and other operations	(3.2)	(2.8)	(0.4)	14.3
Operating revenue	361.7	331.4	30.3	9.1
Operating expenses:
Purchased transportation	163.6	155.5	8.1	5.2
Salaries, wages, and employee benefits	87.3	76.0	11.3	14.9
Operating leases	20.5	18.7	1.8	9.6
Depreciation and amortization	10.5	10.3	0.2	1.9
Insurance and claims	11.0	9.2	1.8	19.6
Fuel expense	6.1	5.6	0.5	8.9
Other operating expenses	32.0	26.2	5.8	22.1
Total operating expenses	331.0	301.5	29.5	9.8
Income (loss) from operations:
Expedited LTL	25.9	23.7	2.2	9.3
Intermodal	6.9	7.3	(0.4)	(5.5)
Truckload Premium Services	0.6	1.7	(1.1)	(64.7)
Pool Distribution	1.9	0.7	1.2	171.4
Other operations	(4.6)	(3.5)	(1.1)	31.4
Income from operations	30.7	29.9	0.8	2.7
Other expense:
Interest expense	(0.8)	(0.5)	(0.3)	60.0
Total other expense	(0.8)	(0.5)	(0.3)	60.0
Income before income taxes	29.9	29.4	0.5	1.7
Income tax expense	7.7	7.1	0.6	8.5
Net income and comprehensive income	$22.2	$22.3	$(0.1)	(0.4)%
Revenues

During the three months ended September 30, 2019, revenue increased 9.1% compared to the three months ended September 30, 2018. The revenue increase was primarily driven by increased revenue from our Expedited LTL segment of $21.6 million driven by final mile revenue from the acquisition of FSA in April 2019. The Company's other segments also had revenue growth over prior year with the exception of the TLS segment where revenue decreased due to a softening in revenue per mile driven by rate pressures from both spot market and contract rate customers.

Operating Expenses
Operating expenses increased $29.5 million primarily driven by salaries, wages and employee benefits increases of $11.3 million and purchased transportation increases of $8.1 million. Company-employed drivers are included in salaries, wages and benefits, while purchased transportation includes owner operators and third party carriers. Salaries, wages and employee benefits increased primarily due to additional salaries from acquisitions and increased Company-employed drivers. Although purchased transportation increased in total dollars, it decreased as a percentage of revenue from 46.9% to 45.2%. The decrease in purchased transportation as a percentage of revenue was mostly due to an increased utilization of owner-operators and Company-employed drivers over more costly third party transportation providers. In addition, other operating expenses increased by $5.8 million primarily due to activity in the Expedited LTL segment. See additional discussion below.
Operating Income and Segment Operations

Operating income increased $0.8 million, or 2.7%, to $30.7 million for the three months ended September 30, 2019 from the same period in 2018 primarily driven by a $2.2 million increase from our Expedited LTL segment due to increased revenue and improvements in purchased transportation on increased utilization of owner-operators and Company-employed drivers. Our Pool segment also saw increases, partly offset by slight declines in our TLS and Intermodal segments. The results for our four reportable segments are discussed in detail in the following sections.

Interest Expense

Interest expense was $0.8 million for the three months ended September 30, 2019 compared to $0.5 million for the same period in 2018. The increase in interest expense was attributable to additional borrowings on our revolving credit facility.

Income Taxes

The combined federal and state effective tax rate for the three months ended September 30, 2019 was 25.8% compared to a rate of 24.1% for the same period in 2018. The higher effective tax rate for the three months ended September 30, 2019 was primarily the result of a $0.3 million Tennessee state job tax credit in the prior year and increased executive compensation in the current year, which was not deductible for income tax purposes.

Expedited LTL - Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018

The following table sets forth the historical financial data of our Expedited LTL segment for the three months ended September 30, 2019 and 2018 (in millions):

Expedited LTL Segment Information
(In millions)
(Unaudited)

	Three months ended
	September 30,	Percent of	September 30,	Percent of		Percent
	2019	Revenue	2018	Revenue	Change	Change
Operating revenue	$210.1	100.0%	$188.5	100.0%	$21.6	11.5%

Operating expenses:
Purchased transportation	95.5	45.5	88.6	47.0	6.9	7.8
Salaries, wages and employee benefits	47.9	22.8	41.6	22.1	6.3	15.1
Operating leases	11.1	5.3	10.3	5.5	0.8	7.8
Depreciation and amortization	5.2	2.5	5.6	3.0	(0.4)	(7.1)
Insurance and claims	4.0	1.9	3.9	2.1	0.1	2.6
Fuel expense	1.8	0.9	1.6	0.8	0.2	12.5
Other operating expenses	18.7	8.9	13.2	7.0	5.5	41.7
Total operating expenses	184.2	87.7	164.8	87.4	19.4	11.8
Income from operations	$25.9	12.3%	$23.7	12.6%	$2.2	9.3%

Expedited LTL Operating Statistics

	Three months ended
	September 30,	September 30,	Percent
	2019	2018	Change

Business days	64	63	1.6%

Tonnage
Total pounds ¹	613,812	636,831	(3.6)
Pounds per day ¹	9,591	10,108	(5.1)

Shipments
Total shipments ¹	977	1,003	(2.6)
Shipments per day ¹	15.3	15.9	(4.1)

Weight per shipment	628	635	(1.1)

Revenue per hundredweight	$27.65	$26.56	4.1
Revenue per hundredweight, ex fuel	23.23	22.31	4.1

Revenue per shipment	$176	$171	2.9
Revenue per shipment, ex fuel	148	144	2.8

Network revenue from door-to-door shipments as a percentage of network revenue [2,3]	40.7%	35.3%	15.3%

¹ In thousands
[2] Door-to-door shipments include all shipments with a pickup and/or delivery
[3] Network revenue is comprised of all revenue, including linehaul, pickup and/or delivery, and fuel surcharge revenue, excluding accessorial and final mile revenue

Revenues
Expedited LTL operating revenue increased $21.6 million, or 11.5%, to $210.1 million from $188.5 million, accounting for 58.1% of consolidated operating revenue for the three months ended September 30, 2019 compared to 56.9% for the same period in 2018. The increase was due to a $21.7 million increase in final mile revenue primarily due to the acquisition of FSA in April 2019 and new business wins in the final mile service offering. Network revenue, which is comprised of linehaul, pickup and/or delivery, and fuel surcharge revenue, excluding accessorial and final mile revenue, also increased. Network revenue, excluding fuel increased $0.4 million due to a 4.1% increase in revenue per hundredweight, ex fuel, mostly offset by a 3.6% decrease in tonnage. The increase in revenue per hundredweight was primarily due to rate increases and higher pickup and delivery revenue. The decrease in tonnage was due to lower volumes from traditional linehaul. In addition, fuel surcharge revenue was flat due to rate increases to our fuel surcharges offset by the decrease in tonnage. Other terminal based revenue, which includes terminal handling and warehousing, decreased $0.5 million.
Purchased Transportation
Expedited LTL purchased transportation increased by $6.9 million, or 7.8%, to $95.5 million for the three months ended September 30, 2019 from $88.6 million for the three months ended September 30, 2018. As a percentage of segment operating revenue, Expedited LTL purchased transportation was 45.5% during the three months ended September 30, 2019 compared to 47.0% for the same period in 2018. Expedited LTL purchased transportation includes owner operators and third party carriers, while Company-employed drivers are included in salaries, wages and benefits. The decrease in purchased transportation as a percentage of revenue was mostly due to an increased utilization of owner-operators and Company-employed drivers over more costly third party transportation providers. Purchased transportation decreased as a percentage of revenue due to a 10.5% decrease in linehaul cost per mile due to an increased utilization of owner-operators and Company-employed drivers. This decrease was offset primarily by an increase in final mile purchased transportation due to the acquisition of FSA and increased network revenue with a pickup and/or delivery.
Salaries, Wages, and Benefits
Expedited LTL salaries, wages and employee benefits increased $6.3 million, or 15.1%, to $47.9 million for the three months ended September 30, 2019 from $41.6 million for the same period in 2018.  Salaries, wages and employee benefits were 22.8% of Expedited LTL’s operating revenue for the three months ended September 30, 2019 compared to 22.1% for the same period in 2018.  The increase in total dollars and as a percentage of revenue was primarily due to $5.2 million for additional headcount and employee wages, of which $4.4 million was due to the acquisition of FSA. An additional $1.8 million increase was due to increased utilization of Company-employed drivers to fulfill linehaul and local pickup and delivery services. These increases were partly offset by a $0.7 million decrease of employee incentives.
Operating Leases
Expedited LTL operating leases increased $0.8 million, or 7.8%, to $11.1 million for the three months ended September 30, 2019 from $10.3 million for the same period in 2018.  Operating leases were 5.3% of Expedited LTL operating revenue for the three months ended September 30, 2019 compared to 5.5% for the same period in 2018. The increase in cost was primarily due to a $0.8 million increase in facility leases mostly from additional facilities acquired from FSA and a $0.2 million increase in tractor rentals and leases to correspond with the increase in Company-employed driver usage mentioned above. These increases were partly offset by a $0.2 million decrease in trailer rentals and leases, as old leases were replaced with purchased trailers.
Depreciation and Amortization
Expedited LTL depreciation and amortization decreased $0.4 million, or 7.1%, to $5.2 million for the three months ended September 30, 2019 from $5.6 million in the same period in 2018.  Depreciation and amortization expense as a percentage of Expedited LTL operating revenue was 2.5% for the three months ended September 30, 2019 compared to 3.0% for the same period in 2018.  The decrease in total dollars was primarily due to a $0.9 million decrease in trailer depreciation for the three months ended September 30, 2019 compared to the same period in 2018 primarily related to extending the useful lives of its trailers from seven to ten years as discussed above. Tractor depreciation increased $0.1 million for the three months ended September 30, 2019 compared to the same period in 2018 primarily due to decreasing the salvage value of tractors from 25% to 10% as discussed above, partly offset by a decrease in tractor depreciation, as older units were replaced with tractor leases mentioned above. The net decrease of trailer and tractor depreciation of $0.8 million was partly offset by a $0.4 million of increased amortization of acquired intangibles from FSA.

Insurance and Claims
Expedited LTL insurance and claims expense increased $0.1 million, or 2.6%, to $4.0 million for the three months ended September 30, 2019 from $3.9 million for the same period in 2018.  Insurance and claims were 1.9% of operating revenue for the three months ended September 30, 2019 compared to 2.1% in the same period in 2018. The increase in expense was attributable to a $0.5 million increase in vehicle insurance premiums, partly offset by lower vehicle liability and cargo claims. See additional discussion over the consolidated increase in self-insurance reserves related to vehicle claims in the "Other operations" section below.
Fuel Expense
Expedited LTL fuel expense increased $0.2 million, or 12.5%, to $1.8 million for the three months ended September 30, 2019 from $1.6 million in the same period in 2018.  Fuel expenses were 0.9% of Expedited LTL operating revenue in the third quarter of 2019 compared to 0.8% in the same period in 2018.  Expedited LTL fuel expenses increased due to higher Company-employed driver miles.
Other Operating Expenses
Expedited LTL other operating expenses increased $5.5 million, or 41.7%, to $18.7 million for the three months ended September 30, 2019 from $13.2 million in the same period in 2018.  Other operating expenses were 8.9% of Expedited LTL operating revenue for the three months ended September 30, 2019 compared to 7.0% in the same period in 2018. Other operating expenses included equipment maintenance, terminal and office expenses, legal and professional fees and other over-the-road costs. The increase in total dollars and as a percentage of revenue was primarily attributable to a $1.1 million increase in loss on operating assets due to a $0.6 million reserve for tractors and a $0.5 million increase in net losses on sale of tractors. See additional discussion regarding the fixed asset useful life study above. The increase was also attributable to a $0.9 million increase in the earn-out liability from the FSA acquisition because of changes in fair value since acquisition. The remaining increase was attributable to a $0.8 million increase in parts costs for final mile installations due to the acquisition of FSA and $0.5 million in higher travel-related expenses. Additionally, receivables allowance increased $0.7 million due to the third quarter of 2018 including a recovery of a previously reserved receivable. The remaining increase was due to increased terminal and office expenses and other over-the-road costs, including tolls.
Income from Operations
Expedited LTL income from operations increased by $2.2 million, or 9.3%, to $25.9 million for the three months ended September 30, 2019 compared to $23.7 million for the same period in 2018.  Income from operations as a percentage of Expedited LTL operating revenue was 12.3% for the three months ended September 30, 2019 compared to 12.6% in the same period in 2018. The increase in income from operations was due to increased revenue and improvements in purchased transportation on increased utilization of owner-operators and Company-employed drivers. The deterioration in income as a percentage of revenue was due to lower linehaul tonnage and the write-down of old owned tractors. The deterioration was also due to the increase in the FSA earn-out liability and the acquisition of FSA, as it continues to be integrated into the LTL segment. These margin deteriorations were partly offset by increased utilization of owner-operators and Company-employed drivers.

Intermodal - Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018

The following table sets forth the historical financial data of our Intermodal segment for the three months ended September 30, 2019 and 2018 (in millions):

Intermodal Segment Information
(In millions)
(Unaudited)

	Three months ended
	September 30,	Percent of	September 30,	Percent of		Percent
	2019	Revenue	2018	Revenue	Change	Change
Operating revenue	$58.3	100.0%	$50.5	100.0%	$7.8	15.4%

Operating expenses:
Purchased transportation	21.0	36.0	19.3	38.2	1.7	8.8
Salaries, wages and employee benefits	14.2	24.4	10.9	21.6	3.3	30.3
Operating leases	4.3	7.4	4.0	7.9	0.3	7.5
Depreciation and amortization	2.6	4.5	1.5	3.0	1.1	73.3
Insurance and claims	1.8	3.1	1.4	2.8	0.4	28.6
Fuel expense	2.2	3.8	1.6	3.2	0.6	37.5
Other operating expenses	5.3	9.1	4.5	8.9	0.8	17.8
Total operating expenses	51.4	88.2	43.2	85.5	8.2	19.0
Income from operations	$6.9	11.8%	$7.3	14.5%	$(0.4)	(5.5)%

Intermodal Operating Statistics

	Three months ended
	September 30,	September 30,	Percent
	2019	2018	Change
Drayage shipments	84,230	75,981	10.9%
Drayage revenue per shipment	$597	$574	4.0
Number of locations	21	19	10.5%

Revenues

Intermodal operating revenue increased $7.8 million, or 15.4%, to $58.3 million for the three months ended September 30, 2019 from $50.5 million for the same period in 2018.  The increases in operating revenue were primarily attributable to the increase in drayage shipments from the acquisition of OST that occurred in July 2019 and the acquisition of Southwest that occurred in November 2018. Fuel surcharge revenue also increased on higher drayage shipments and higher fuel surcharge rates. These increases were partly offset by decreased storage revenue.

Purchased Transportation

Intermodal purchased transportation increased $1.7 million, or 8.8%, to $21.0 million for the three months ended September 30, 2019 from $19.3 million for the same period in 2018.   Intermodal purchased transportation as a percentage of revenue was 36.0% for the three months ended September 30, 2019 compared to 38.2% for the three months ended September 30, 2018. Intermodal purchased transportation includes owner operators and third party carriers, while Company-employed drivers are included in salaries, wages and benefits. The decrease in Intermodal purchased transportation as a percentage of revenue was attributable to operating efficiencies and increased utilization of Company-employed drivers mostly acquired from OST compared to the same period in 2018.

Salaries, Wages, and Benefits

Intermodal salaries, wages and employee benefits increased $3.3 million, or 30.3%, to $14.2 million for the three months ended September 30, 2019 compared to $10.9 million for the three months ended September 30, 2018.  As a percentage of Intermodal operating revenue, salaries, wages and benefits increased to 24.4% for the three months ended September 30, 2019 compared to 21.6% for the same period in 2018. The 2.8% increase in salaries, wages and employee benefits as a percentage of revenue was attributable to a 2.0% increase from utilization of Company-employed drivers and a 1.3% increase from higher administrative salaries, wages and benefits as a percentage of revenue. These increases as a percentage of revenue were partly offset by 0.4% decrease in dock pay as a percentage of revenue. The increase in administrative salaries, wages and benefits as a percentage of revenue was due to additional headcount from the acquisitions of OST, Southwest and MMT.

Operating Leases

Intermodal operating leases increased $0.3 million, or 7.5%, to $4.3 million for the three months ended September 30, 2019 compared to $4.0 million for the same period in 2018.  Operating leases were 7.4% of Intermodal operating revenue for the three months ended September 30, 2019 compared to 7.9% for the same period in 2018.  The decrease as a percentage of revenue was attributable to a 0.8% decrease in trailer rental charges as a percentage of revenue. This decrease as a percentage of revenue was partly offset by increases in facility rent from acquired companies and tractor leases to support the increased utilization of Company-employed drivers.

Depreciation and Amortization

Intermodal depreciation and amortization increased $1.1 million, or 73.3%, to $2.6 million for the three months ended September 30, 2019 from $1.5 million for the same period in 2018. Depreciation and amortization expense as a percentage of Intermodal operating revenue was 4.5% in the third quarter of 2019 compared to 3.0% in the same period in 2018. The increase in depreciation and amortization was due to a $0.8 million increase in depreciation of acquired equipment partly due to the equipment acquired from OST. The increase was also attributable to a $0.4 million increase in amortization of acquired intangibles. These increases were slightly offset by the $0.1 million impact of the useful life study discussion above.

Insurance and Claims

Intermodal insurance and claims increased $0.4 million, or 28.6%, to $1.8 million for the three months ended September 30, 2019 from $1.4 million for the same period in 2018. Intermodal insurance and claims were 3.1% of operating revenue for the three months ended September 30, 2019 compared to 2.8% for the same period in 2018. The increase in Intermodal insurance and claims as a percentage of revenue was attributable to a 0.3% increase in vehicle insurance premiums as a percentage of revenue. See additional discussion over the consolidated increase in self-insurance reserves related to vehicle claims in the "Other operations" section below.

Fuel Expense

Intermodal fuel expense increased $0.6 million, or 37.5%, to $2.2 million for the three months ended September 30, 2019 from $1.6 million for the same period in 2018.  Fuel expenses were 3.8% of Intermodal operating revenue for the three months ended September 30, 2019 compared to 3.2% for the same period in 2018.  Intermodal fuel expenses increased due to increased Company-employed driver activity.
Other Operating Expenses
Intermodal other operating expenses increased $0.8 million, or 17.8%, to $5.3 million for the three months ended September 30, 2019 from $4.5 million for the same period in 2018.  Intermodal other operating expenses for the three months ended September 30, 2019 were 9.1% compared to 8.9% for the same period in 2018.  The increase in Intermodal other operating expenses in total dollars and as a percentage of revenue was due a $0.5 million, or 0.9% as a percentage of revenue, reduction in the earn-out liability for the Atlantic acquisition in the three months ended September 30, 2018. The increase was also attributable to 0.3% increase as a percentage of revenue from acquisition related legal and professional fees. These increases were mostly offset by a 0.8% decrease as a percentage of revenue in container related storage charges associated with revenue decreases discussed previously and a 0.2% decrease as a percentage of revenue in equipment maintenance.

Income from Operations
Intermodal’s income from operations decreased by $0.4 million, or 5.5%, to $6.9 million for the three months ended September 30, 2019 compared to $7.3 million for the same period in 2018.  Income from operations as a percentage of Intermodal operating revenue was 11.8% for the three months ended September 30, 2019 compared to 14.5% in the same period in 2018.  The deterioration in operating income in total dollars and as a percentage of revenue was primarily attributable to losing leverage on fixed costs such as salaries, wages and benefits, amortization and insurance and a decrease in high-margin storage revenue. In addition, the prior period included a $0.5 million benefit from the reduction of an earn-out liability. The deterioration was partly offset by the contributions from the acquisitions of Southwest and MMT.

Truckload Premium Services - Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018

The following table sets forth our historical financial data of the Truckload Premium Services segment for the three months ended September 30, 2019 and 2018 (in millions):

Truckload Premium Services Segment Information
(In millions)
(Unaudited)

	Three months ended
	September 30,	Percent of	September 30,	Percent of		Percent
	2019	Revenue	2018	Revenue	Change	Change
Operating revenue	$45.5	100.0%	$47.9	100.0%	$(2.4)	(5.0)%

Operating expenses:
Purchased transportation	34.5	75.8	35.8	74.7	(1.3)	(3.6)
Salaries, wages and employee benefits	4.3	9.5	4.7	9.8	(0.4)	(8.5)
Operating leases	0.4	0.9	0.1	0.2	0.3	300.0
Depreciation and amortization	1.2	2.6	1.5	3.1	(0.3)	(20.0)
Insurance and claims	1.3	2.9	1.2	2.5	0.1	8.3
Fuel expense	0.7	1.5	0.7	1.5	—	—
Other operating expenses	2.5	5.5	2.2	4.6	0.3	13.6
Total operating expenses	44.9	98.7	46.2	96.5	(1.3)	(2.8)
Income from operations	$0.6	1.3%	$1.7	3.5%	$(1.1)	(64.7)%

Truckload Premium Services Operating Statistics

	Three months ended
	September 30,	September 30,	Percent
	2019	2018	Change

Total Miles ¹	19,813	19,197	3.2%
Empty Miles Percentage	7.7%	8.5%	(9.4)
Tractors (avg)	391	291	34.4
Miles per tractor per week [2]	2,006	2,317	(13.4)

Revenue per mile	$2.21	$2.37	(6.8)
Cost per mile	$1.79	$1.88	(4.8)%

¹ In thousands
[2] Calculated using Company-employed driver and owner-operator miles

Revenues

TLS revenue decreased $2.4 million, or 5.0%, to $45.5 million for the three months ended September 30, 2019 from $47.9 million in the same period in 2018.  TLS revenue decreased due to a 6.8% decrease in average revenue per mile, partly offset by a 3.2% increase in overall miles. The decreased revenue per mile was primarily driven by rate pressures from both spot market and contract rate customers.

Purchased Transportation

TLS purchased transportation costs decreased $1.3 million, or 3.6%, to $34.5 million for the three months ended September 30, 2019 from $35.8 million for the same period in 2018. For the three months ended September 30, 2019, purchased transportation costs as a percentage of revenue represented 75.8% compared to 74.7% for the same period in 2018.  TLS purchased transportation includes owner operators and third party carriers, while Company-employed drivers are included in salaries, wages and benefits. The decrease in purchased transportation was attributable to a 5.6% decrease in cost per mile due to the increased utilization of owner operators, partly offset by a 3.7% increase in miles driven by owner operators and third party carriers during the three months ended September 30, 2019 compared to the same period in 2018. The increase in purchased transportation as a percentage of revenue was due to revenue per mile decreasing at a faster pace than cost per mile.

Salaries, Wages, and Benefits

TLS salaries, wages and employee benefits decreased $0.4 million, or 8.5%, to $4.3 million for the three months ended September 30, 2019 from $4.7 million for the same period in 2018.  Salaries, wages and employee benefits were 9.5% of TLS’s operating revenue for the three months ended September 30, 2019 compared to 9.8% for the same period in 2018.  The decrease in salaries, wages and employee benefits as a percentage of revenue was mostly attributable to a 0.8% decrease in employee incentives and share based compensation as a percentage of revenue. The decrease was partly offset by the decrease in revenue reducing leverage on fixed employee salaries, wages and benefits.
Operating Leases
TLS operating leases increased $0.3 million to $0.4 million for the three months ended September 30, 2019 from $0.1 million for the same period in 2018.  Operating leases were 0.9% of TLS operating revenue for the three months ended September 30, 2019 compared to 0.2% for the same period in 2018. The increase was due to an increase in tractor leases to replace older owned equipment.
Depreciation and Amortization

TLS depreciation and amortization decreased $0.3 million, or 20.0%, to $1.2 million for the three months ended September 30, 2019 from $1.5 million for the same period in 2018.  Depreciation and amortization expense as a percentage of TLS operating revenue was 2.6% for the three months ended September 30, 2019 compared to 3.1% for the same period in 2018.  Trailer depreciation decreased $0.3 million for the three months ended September 30, 2019 compared to the same period in 2018 primarily due to extending the useful life of trailers from seven to ten years as discussed above. Tractor depreciation increased $0.1 million for the three months ended September 30, 2019 compared to the same period in 2018 primarily due to decreasing the salvage value of tractors from 25% to 10% as discussed above. The increase in tractor depreciation from the useful life study was partly offset by a $0.1 million decrease in tractor depreciation, as older units were replaced with tractor leases mentioned above.
Insurance and Claims

TLS insurance and claims expense increased $0.1 million to $1.3 million for the three months ended September 30, 2019 from $1.2 million for the same period in 2018.  Insurance and claims were 2.9% of operating revenue for the three months ended September 30, 2019 compared to 2.5% for the same period in 2018. The increase was primarily due to higher vehicle claims reserves. See additional discussion over the consolidated increase in self-insurance reserves related to vehicle claims in the "Other operations" section below.
Fuel Expense

TLS fuel expense was $0.7 million for the three months ended September 30, 2019 and 2018. Fuel expense was relatively consistent as a percentage of TLS operating revenue at 1.5% for the three months ended September 30, 2019 and 2018. Fuel expense was primarily comprised of fuel for Company-employed drivers.
Other Operating Expenses

TLS other operating expenses increased $0.3 million, or 13.6%, to $2.5 million for the three months ended September 30, 2019 from $2.2 million for the same period in 2018.  Other operating expenses were 5.5% of TLS operating revenue for the three months ended September 30, 2019 compared to 4.6% for the same period in 2018.  Other operating expenses included equipment maintenance, terminal and office expenses, professional fees and other costs of transiting shipments. The increase in total dollars and as a percentage of revenue was primarily attributable to a $0.1 million increase in loss on operating assets due to a reserve for tractors and a $0.1 million increase in tolls. The remaining increase was due to higher recruiting costs.

Income from Operations
TLS income from operations decreased $1.1 million to $0.6 million during the third quarter of 2019 from $1.7 million for the same period in 2018. The deterioration in income from operations was due to lower revenue per mile partly offset by operating efficiencies that have lowered the overall cost per mile.

Pool Distribution - Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018

The following table sets forth the historical financial data of our Pool Distribution segment for the three months ended September 30, 2019 and 2018 (in millions):

Pool Distribution Segment Information
(In millions)
(Unaudited)

	Three months ended
	September 30,	Percent of	September 30,	Percent of		Percent
	2019	Revenue	2018	Revenue	Change	Change
Operating revenue	$51.0	100.0%	$47.3	100.0%	$3.7	7.8%

Operating expenses:
Purchased transportation	15.5	30.4	14.3	30.2	1.2	8.4
Salaries, wages and employee benefits	19.0	37.3	17.5	37.0	1.5	8.6
Operating leases	4.7	9.2	4.2	8.9	0.5	11.9
Depreciation and amortization	1.5	2.9	1.7	3.6	(0.2)	(11.8)
Insurance and claims	1.3	2.5	1.3	2.7	—	—
Fuel expense	1.5	2.9	1.6	3.4	(0.1)	(6.3)
Other operating expenses	5.6	11.0	6.0	12.7	(0.4)	(6.7)
Total operating expenses	49.1	96.3	46.6	98.5	2.5	5.4
Income from operations	$1.9	3.7%	$0.7	1.5%	$1.2	171.4%

Pool Operating Statistics

	Three months ended
	September 30,	September 30,	Percent
	2019	2018	Change
Cartons ¹	25,692	22,218	15.6%
Revenue per carton	$1.98	$2.13	(7.0)
Terminals	30	28	7.1%

¹ In thousands

Revenues

Pool Distribution ("Pool") operating revenue increased $3.7 million, or 7.8%, to $51.0 million for the three months ended September 30, 2019 from $47.3 million for the same period in 2018.  The increase was due to new location wins, which included additional volumes from existing customers and new customer wins. The increase was also attributable to other new business wins and revenue rate increases since the third quarter of 2018.
Purchased Transportation

Pool purchased transportation increased $1.2 million, or 8.4%, to $15.5 million for the three months ended September 30, 2019 compared to $14.3 million for the same period in 2018.  Pool purchased transportation as a percentage of revenue was 30.4% for the three months ended September 30, 2019 compared to 30.2% for the same period in 2018.  Pool purchased transportation includes owner operators and third party carriers, while Company-employed drivers are included in salaries, wages and benefits. The increase in Pool purchased transportation was due an increase in third party carriers to cover the additional revenue discussed above.

Salaries, Wages, and Benefits

Pool salaries, wages and employee benefits increased $1.5 million, or 8.6%, to $19.0 million for the three months ended September 30, 2019 compared to $17.5 million for the same period in 2018.  As a percentage of Pool operating revenue, salaries, wages and benefits was 37.3% for the three months ended September 30, 2019 compared to 37.0% for the same period in 2018.   The increase as a percentage of revenue was due to additional staffing required to service business in new locations, partly offset by decreases in group health insurance and workers compensation as a percentage of revenue.
Operating Leases

Pool operating leases increased $0.5 million, or 11.9%, to $4.7 million for the three months ended September 30, 2019 compared to $4.2 million for the same period in 2018.  Operating leases were 9.2% of Pool operating revenue for the three months ended September 30, 2019 compared to 8.9% in the same period in 2018.  Operating leases increased as a percentage of revenue due to increases in tractor leases and rentals for the additional revenue discussed above and the use of leased tractors to replace old purchased equipment. The increase as a percentage of revenue was also due to increased facility rent from expanding our locations with new facilities for the new business wins mentioned above.
Depreciation and Amortization

Pool depreciation and amortization decreased $0.2 million, or 11.8%, to $1.5 million for the three months ended September 30, 2019 from $1.7 million for the same period in 2018. Depreciation and amortization expense as a percentage of Pool operating revenue was 2.9% in the third quarter of 2019 compared to 3.6% in the same period in 2018. Trailer depreciation decreased $0.2 million for the three months ended September 30, 2019 compared to the same period in 2018 primarily due to extending the useful life of trailers from seven to ten years as discussed above. Tractor depreciation increased $0.3 million for the three months ended September 30, 2019 compared to the same period in 2018 primarily due to decreasing the salvage value of tractors from 25% to 10% as discussed above. The net increase in depreciation from the useful life study was partly offset by a $0.3 million decrease in tractor depreciation, as older units were replaced with tractor leases mentioned above.
Insurance and Claims

Pool insurance and claims expense was $1.3 million for the three months ended September 30, 2019 and 2018.  Insurance and claims were 2.5% of operating revenue for the three months ended September 30, 2019 compared to 2.7% in the same period in 2018. The decrease as a percentage of revenue was primarily due to lower vehicle liability claims, mostly offset by higher vehicle insurance premiums. See additional discussion over the consolidated increase in self-insurance reserves related to vehicle claims in the "Other operations" section below.
Fuel Expense

Pool fuel expense decreased $0.1 million, or 6.3%, to $1.5 million for the three months ended September 30, 2019 from $1.6 million in the same period in 2018.  Fuel expenses were 2.9% of Pool operating revenue for the three months ended September 30, 2019 compared to 3.4% for the same period in 2018.  Pool fuel expenses decreased due to slightly lower fuel prices.
Other Operating Expenses

Pool other operating expenses decreased $0.4 million, or 6.7%, to $5.6 million for the three months ended September 30, 2019 from $6.0 million in the same period in 2018.  Pool other operating expenses as a percentage of revenue for the three months ended September 30, 2019 were 11.0% compared to 12.7% for the same period in 2018.  Other operating expenses included equipment maintenance, terminal and office expenses, professional fees and other over-the-road costs.  As a percentage of revenue the decrease was primarily attributable to a decrease in agent station handling costs due to lower agent station revenue volumes and a decrease in equipment maintenance costs as a percentage of revenue due to the increased usage of leased equipment instead of purchased equipment. These decreases were slightly offset in total dollars and as a percentage of revenue due to a $0.1 million increase in loss on operating assets due to a reserve for tractors.
Income from Operations

Pool income from operations increased $1.2 million to $1.9 million for the three months ended September 30, 2019 from $0.7 million for the same period in 2018.  Income from operations as a percentage of Pool operating revenue was 3.7% for the three months ended September 30, 2019 compared to 1.5% for the same period in 2018.  The improvement in Pool operating income in total dollars and as a percentage of revenue was due to increased revenue from new location wins, which included additional volumes from existing customers, new business wins and revenue rate increases.

Other Operations - Three Months Ended September 30, 2019 compared to Three Months Ended September 30, 2018

Other operating activity declined from a $3.5 million operating loss during the three months ended September 30, 2018 to a $4.6 million operating loss during the three months ended September 30, 2019. The $4.5 million operating loss for the three months ended September 30, 2019 was primarily due to a $2.5 million vehicular reserve for unfavorable development of prior quarter claims and $1.6 million in costs related to the CEO transition. The remaining loss was due to increases to our loss development factors for workers' compensation claims of $0.6 million.

The $3.5 million operating loss included in other operations and corporate activities for the three months ended September 30, 2018 was primarily due to a $1.4 million increase in self-insurance reserves related to existing vehicular claims and a $0.6 increase to our loss development factors for workers' compensation claims. The loss was also attributable to $1.1 million in costs related to the CEO transition.

Results from Operations
The following table sets forth our consolidated historical financial data for the nine months ended September 30, 2019 and 2018 (in millions):

	Nine months ended September 30,
	2019	2018	Change	Percent Change
Operating revenue:
Expedited LTL	$594.3	$551.3	$43.0	7.8%
Intermodal	163.0	148.3	14.7	9.9
Truckload Premium Services	137.2	143.0	(5.8)	(4.1)
Pool Distribution	142.0	133.3	8.7	6.5
Eliminations and other operations	(7.6)	(11.6)	4.0	(34.5)
Operating revenue	1,028.9	964.3	64.6	6.7
Operating expenses:
Purchased transportation	462.8	450.8	12.0	2.7
Salaries, wages, and employee benefits	243.9	217.7	26.2	12.0
Operating leases	60.0	54.6	5.4	9.9
Depreciation and amortization	32.0	31.4	0.6	1.9
Insurance and claims	33.5	26.4	7.1	26.9
Fuel expense	17.6	16.8	0.8	4.8
Other operating expenses	93.1	79.6	13.5	17.0
Total operating expenses	942.9	877.3	65.6	7.5
Income (loss) from operations:
Expedited LTL	72.4	71.0	1.4	2.0
Intermodal	18.3	16.3	2.0	12.3
Truckload Premium Services	2.1	3.4	(1.3)	(38.2)
Pool Distribution	4.7	3.7	1.0	27.0
Other operations	(11.5)	(7.4)	(4.1)	55.4
Income from operations	86.0	87.0	(1.0)	(1.1)
Other expense:
Interest expense	(1.9)	(1.3)	(0.6)	46.2
Total other expense	(1.9)	(1.3)	(0.6)	46.2
Income before income taxes	84.1	85.7	(1.6)	(1.9)
Income tax expense	21.2	21.3	(0.1)	(0.5)
Net income and comprehensive income	$62.9	$64.4	$(1.5)	(2.3)%
Revenues

During the nine months ended September 30, 2019, revenue increased 6.7% compared to the nine months ended September 30, 2018. The revenue increase was primarily driven by increased revenue from our Expedited LTL segment of $43.0 million driven by increased final mile revenue primarily from the acquisition of FSA in April 2019 and increased network and fuel surcharge revenue over the prior year. The Company's other segments also had revenue growth over the prior year with the exception of the TLS segment where revenue decreased due a softening in revenue per mile driven by rate pressures from both spot market and contract rate customers and the deliberate shedding of lower margin business.

Operating Expenses
Operating expenses increased $65.6 million primarily driven by salaries, wages and employee benefits increases of $26.2 million and purchased transportation increases of $12.0 million. Company-employed drivers are included in salaries, wages and benefits, while purchased transportation includes owner operators and third party carriers. Salaries, wages and employee benefits increased primarily due to additional salaries from acquisitions and increased Company-employed drivers. Although purchased transportation increased in total dollars, it decreased as a percentage of revenue from 46.7% to 45.0%. The decrease in purchased transportation as a percentage of revenue was mostly due to an increased utilization of owner-operators and Company-employed drivers over more costly third party transportation providers. In addition, other operating expenses also contributed to the increase by $13.5 million primarily due to activity in the Expedited LTL segment. See additional discussion below.
Operating Income and Segment Operations

Operating income decreased $1.0 million, or 1.1%, to $86.0 million for the nine months ended September 30, 2019 from the same period in 2018 driven by increased insurance reserves recorded in Other Operations and a slight decline in our TLS segment. These decreases were partly offset by operating income increases in our Intermodal, LTL and Pool segments. The results for our four reportable segments and Other Operations are discussed in detail in the following sections.

Interest Expense

Interest expense was $1.9 million for the nine months ended September 30, 2019 compared to $1.3 million for the same period in 2018. The increase in interest expense was attributable to additional borrowings on our revolving credit facility.

Income Taxes

The combined federal and state effective tax rate for the nine months ended September 30, 2019 was 25.1% compared to a rate of 24.9% for the same period in 2018. The higher effective tax rate for the nine months ended September 30, 2019 was primarily the result of a $0.3 million Tennessee state job tax credit in the prior year and increased executive compensation in the current year, which was not deductible for income tax purposes. This was partly offset by the result of increased stock based compensation vesting when compared to the same period in 2018, which was impacted by forfeited performance shares.

Expedited LTL - Nine Months Ended September 30, 2019 compared to Nine Months Ended September 30, 2018

The following table sets forth our historical financial data of the Expedited LTL segment for the nine months ended September 30, 2019 and 2018 (in millions):

Expedited LTL Segment Information
(In millions)
(Unaudited)

	Nine months ended
	September 30,	Percent of	September 30,	Percent of		Percent
	2019	Revenue	2018	Revenue	Change	Change
Operating revenue	$594.3	100.0%	$551.3	100.0%	$43.0	7.8%

Operating expenses:
Purchased transportation	265.7	44.7	257.5	46.7	8.2	3.2
Salaries, wages and employee benefits	135.2	22.7	120.6	21.9	14.6	12.1
Operating leases	33.8	5.7	30.4	5.5	3.4	11.2
Depreciation and amortization	16.9	2.8	16.7	3.0	0.2	1.2
Insurance and claims	13.2	2.2	10.7	1.9	2.5	23.4
Fuel expense	5.5	0.9	4.4	0.8	1.1	25.0
Other operating expenses	51.6	8.7	40.0	7.3	11.6	29.0
Total operating expenses	521.9	87.8	480.3	87.1	41.6	8.7
Income from operations	$72.4	12.2%	$71.0	12.9%	$1.4	2.0%

Expedited LTL Operating Statistics

	Nine months ended
	September 30,	September 30,	Percent
	2019	2018	Change

Business days	191	191	—%

Tonnage
Total pounds ¹	1,837,200	1,913,782	(4.0)
Pounds per day ¹	9,619	10,020	(4.0)

Shipments
Total shipments ¹	2,921	3,069	(4.8)
Shipments per day ¹	15.3	16.1	(4.8)

Weight per shipment	629	624	0.8

Revenue per hundredweight	$27.28	$25.92	5.2
Revenue per hundredweight, ex fuel	$22.96	$21.98	4.5

Revenue per shipment	$174	$164	6.0%
Revenue per shipment, ex fuel	$147	$139	5.2%

Network revenue from door-to-door shipments as a percentage of network revenue [2,3]	39.7%	35.2%	12.8%

¹ In thousands
[2] Door-to-door shipments include all shipments with a pickup and/or delivery
[3] Network revenue is comprised of all revenue, including linehaul, pickup and/or delivery, and fuel surcharge revenue, excluding accessorial and final mile revenue

Revenues
Expedited LTL operating revenue increased $43.0 million, or 7.8%, to $594.3 million from $551.3 million, accounting for 57.8% of consolidated operating revenue for the nine months ended September 30, 2019 compared to 57.2% for the same period in 2018. The increase was due to increased final mile revenue and fuel surcharge revenue while network revenue, excluding fuel had a modest increase compared to the prior year. Final mile revenue increased $39.4 million primarily due to the acquisition of FSA in April 2019 and the addition of new service locations following business wins. Fuel surcharge revenue increased $3.9 million largely due to rate increases to our fuel surcharges. Network revenue is comprised of linehaul, pickup and/or delivery, and fuel surcharge revenue, excluding accessorial and final mile revenue. Network revenue, excluding fuel increased $0.1 million due to a 4.0% decrease in tonnage, mostly offset by a 4.5% increase in revenue per hundredweight, ex fuel. The decrease in tonnage was due to lower volumes from traditional linehaul. The increase in revenue per hundredweight was primarily due to rate increases and higher pickup and delivery revenue. Other terminal based revenue, which includes terminal handling and warehousing, decreased $0.4 million.

Purchased Transportation
Expedited LTL purchased transportation increased by $8.2 million, or 3.2%, to $265.7 million for the nine months ended September 30, 2019 from $257.5 million for the nine months ended September 30, 2018. As a percentage of segment operating revenue, Expedited LTL purchased transportation was 44.7% during the nine months ended September 30, 2019 compared to 46.7% for the same period in 2018. Expedited LTL purchased transportation includes owner operators and third party carriers, while Company-employed drivers are included in salaries, wages and benefits. The decrease in purchased transportation as a percentage of revenue was mostly due to an increased utilization of owner-operators and Company-employed drivers over more costly third party transportation providers. Purchased transportation decreased as a percentage of revenue due to a 7.3% decrease in linehaul cost per mile due to an increased utilization of owner-operators and Company-employed drivers. This decrease was offset primarily by an increase in final mile purchased transportation due to the acquisition of FSA and increased network revenue with a pickup and/or delivery.
Salaries, Wages, and Benefits
Expedited LTL salaries, wages and employee benefits increased by $14.6 million, or 12.1%, to $135.2 million for the nine months ended September 30, 2019 from $120.6 million in the same period in 2018. Salaries, wages and employee benefits were 22.7% of Expedited LTL’s operating revenue for the nine months ended September 30, 2019 compared to 21.9% for the same period in 2018.  The increase in total dollars and as a percentage of revenue was primarily due to $10.4 million for additional headcount and employee wages, of which $7.5 million was due to the acquisition of FSA, and a $5.3 million increase due to utilization of Company-employed drivers to fulfill linehaul and local pickup and delivery services. An additional $0.9 million increase was due to group health insurance. These increases were partly offset by a $2.0 million decrease in employee incentives.
Operating Leases
Expedited LTL operating leases increased $3.4 million, or 11.2%, to $33.8 million for the nine months ended September 30, 2019 from $30.4 million for the same period in 2018.  Operating leases were 5.7% of Expedited LTL operating revenue for the nine months ended September 30, 2019 compared to 5.5% for the same period in 2018. The increase in cost was primarily due to a $2.4 million increase in facility leases mostly from additional facilities acquired from FSA and a $1.8 million increase in tractor rentals and leases to correspond with the increase in Company-employed driver usage mentioned above. These increases were partly offset by a $0.8 million decrease in trailer rentals and leases, as old leases were replaced with purchased trailers.
Depreciation and Amortization
Expedited LTL depreciation and amortization increased $0.2 million, or 1.2%, to $16.9 million for the nine months ended September 30, 2019 from $16.7 million for the same period in 2018.  Depreciation and amortization expense as a percentage of Expedited LTL operating revenue was 2.8% for the nine months ended September 30, 2019 compared to 3.0% for the same period in 2018.  The increase in total dollars was due $0.5 million of increased amortization of acquired intangibles from FSA. This increase was partly offset by a decrease in trailer depreciation due to the impact of a useful life study discussed in the quarter over quarter management, discussions and analysis section of the LTL results of operations. The impact of the life study on the nine months ended September 30, 2019 was partly offset by new trailers purchased since the third quarter of 2018 and the conversion of Company tractors to leased and rental units.

Insurance and Claims
Expedited LTL insurance and claims expense increased $2.5 million, or 23.4%, to $13.2 million for the nine months ended September 30, 2019 from $10.7 million for the nine months ended September 30, 2018.  Insurance and claims were 2.2% of operating revenue for the nine months ended September 30, 2019 compared to 1.9% for the same period in 2018. The increase was attributable to a $1.0 million vehicle claim reserve recorded in the second quarter of 2019 for pending vehicular claims and a $0.9 million increase in vehicle insurance premiums. The increase was also attributable to higher accident related vehicle damage repairs, cargo claims and claims related fees. See additional discussion over the consolidated increase in self-insurance reserves related to vehicle claims in the "Other operations" section below.
Fuel Expense
Expedited LTL fuel expense increased $1.1 million, or 25.0%, to $5.5 million for the nine months ended September 30, 2019 from $4.4 million in the same period in 2018.  Fuel expenses were 0.9% of Expedited LTL operating revenue for the nine months ended September 30, 2019 compared to 0.8% for the same period in 2018.  Expedited LTL fuel expenses increased due to increased Company-employed driver miles.
Other Operating Expenses
Expedited LTL other operating expenses increased $11.6 million, or 29.0%, to $51.6 million for the nine months ended September 30, 2019 from $40.0 million in the same period in 2018.  Other operating expenses were 8.7% of Expedited LTL operating revenue in the nine months ended September 30, 2019 compared to 7.3% in the same period in 2018. Other operating expenses included equipment maintenance, terminal and office expenses, legal and professional fees and other over-the-road costs. The increase in total dollars and as a percentage of revenue was primarily attributable to a $1.1 million increase in loss on operating assets due to a $0.6 million reserve for tractors and a $0.5 million increase in net losses on sale of tractors. The increase was also attributable to a $1.9 million increase in parts costs for final mile installations due to the acquisition of FSA and $1.1 million in higher travel-related expenses. A $1.3 million increase in legal and professional fees and a $0.9 million increase in the earn-out liability from the FSA acquisition due improved revenue since acquisition also contributed to the increase. Additionally, receivables allowance increased $0.8 million due to the third quarter of 2018 including a recovery of a previously reserved receivable. The remaining increase was due to increased terminal and office expenses and other over-the-road costs, including tolls.
Income from Operations
Expedited LTL income from operations increased by $1.4 million, or 2.0%, to $72.4 million for the nine months ended September 30, 2019 compared to $71.0 million for the same period in 2018.  Income from operations as a percentage of Expedited LTL operating revenue was 12.2% for the nine months ended September 30, 2019 compared to 12.9% in the same period in 2018. The increase in income from operations was due to increased revenue and improvements in purchased transportation on increased utilization of owner-operators and Company-employed drivers. The deterioration in income as a percentage of revenue was due to lower linehaul tonnage, a reserve for owned tractors and loss on sale of old owned tractors. The deterioration was also due to the increase in the FSA earn-out liability and the acquisition of FSA, as it continues to be integrated into the LTL segment. These were partly offset by increased utilization of owner-operators and Company-employed drivers.

Intermodal - Nine Months Ended September 30, 2019 compared to Nine Months Ended September 30, 2018

The following table sets forth the historical financial data of our Intermodal segment for the nine months ended September 30, 2019 and 2018 (in millions):

Intermodal Segment Information
(In millions)
(Unaudited)

	Nine months ended
	September 30,	Percent of	September 30,	Percent of		Percent
	2019	Revenue	2018	Revenue	Change	Change
Operating revenue	$163.0	100.0%	$148.3	100.0%	$14.7	9.9%

Operating expenses:
Purchased transportation	57.5	35.3	57.4	38.7	0.1	0.2
Salaries, wages and employee benefits	39.4	24.2	31.7	21.4	7.7	24.3
Operating leases	12.1	7.4	12.0	8.1	0.1	0.8
Depreciation and amortization	6.3	3.9	4.6	3.1	1.7	37.0
Insurance and claims	4.9	3.0	4.3	2.9	0.6	14.0
Fuel expense	5.6	3.4	4.9	3.3	0.7	14.3
Other operating expenses	18.9	11.6	17.1	11.5	1.8	10.5
Total operating expenses	144.7	88.8	132.0	89.0	12.7	9.6
Income from operations	$18.3	11.2%	$16.3	11.0%	$2.0	12.3%

Intermodal Operating Statistics

	Nine months ended
	September 30,	September 30,	Percent
	2019	2018	Change
Drayage shipments	235,911	223,673	5.5%
Drayage revenue per Shipment	$598	$570	4.9
Number of Locations	21	19	10.5%

Revenues

Intermodal operating revenue increased $14.7 million, or 9.9%, to $163.0 million for the nine months ended September 30, 2019 from $148.3 million for the same period in 2018. The increases in operating revenue were primarily attributable to revenue rate increases and the increase in drayage shipments from the acquisition of OST that occurred in July 2019 and the acquisition of Southwest that occurred in November 2018. Fuel surcharge revenue also increased on higher drayage shipments and higher fuel surcharge rates.

Purchased Transportation

Intermodal purchased transportation increased $0.1 million, or 0.2%, to $57.5 million for the nine months ended September 30, 2019 from $57.4 million for the same period in 2018.  Intermodal purchased transportation as a percentage of revenue was 35.3% for the nine months ended September 30, 2019 compared to 38.7% for the nine months ended September 30, 2018.  Intermodal purchased transportation includes owner operators and third party carriers, while Company-employed drivers are included in salaries, wages and benefits. The decrease in Intermodal purchased transportation as a percentage of revenue was attributable to operating efficiencies and increased utilization of Company-employed drivers compared to the same period in 2018.

Salaries, Wages, and Benefits

Intermodal salaries, wages and employee benefits increased $7.7 million, or 24.3%, to $39.4 million for the nine months ended September 30, 2019 compared to $31.7 million for the nine months ended September 30, 2018.  As a percentage of Intermodal operating revenue, salaries, wages and benefits increased to 24.2% for the nine months ended September 30, 2019 compared to 21.4% for the same period in 2018.   The 2.8% increase in salaries, wages and employee benefits as a percentage of revenue was attributable to a 1.3% increase from utilization of Company-employed drivers and a 1.2% increase from higher administrative salaries, wages and benefits as a percentage of revenue. The increase as a percentage of revenue was also attributable to a 0.4% increase in group health insurance and workers compensation as a percentage of revenue. The increase in administrative salaries, wages and benefits as a percentage of revenue was due to additional headcount from the acquisitions of OST, Southwest and MMT.

Operating Leases

Intermodal operating leases increased $0.1 million, or 0.8%, to $12.1 million for the nine months ended September 30, 2019 from $12.0 million for the same period in 2018.  Operating leases were 7.4% of Intermodal operating revenue for the nine months ended September 30, 2019 compared to 8.1% in the same period in 2018.  The decrease as a percentage of revenue was attributable to a 0.8% decrease in trailer rental charges as a percentage of revenue. This decrease as a percentage of revenue was partly offset by increases in facility rent from acquired companies.

Depreciation and Amortization

Intermodal depreciation and amortization increased $1.7 million, or 37.0%, to $6.3 million for the nine months ended September 30, 2019 from $4.6 million for the same period in 2018. Depreciation and amortization expense as a percentage of Intermodal operating revenue was 3.9% for the nine months ended September 30, 2019 compared to 3.1% for the same period in 2018. The increase was due to $1.0 million increase in amortization of acquired intangibles. The increase in depreciation and amortization was also attributable to a $0.8 million increase in depreciation of acquired equipment partly due to the equipment acquired from OST. These increases were slightly offset by the $0.1 million impact of the useful life study discussion above.

Insurance and Claims

Intermodal insurance and claims expense increased $0.6 million, or 14.0%, to $4.9 million for the nine months ended September 30, 2019 from $4.3 million for the nine months ended September 30, 2018.   Intermodal insurance and claims were 3.0% of operating revenue for the nine months ended September 30, 2019 compared to 2.9% for the same period in 2018. The increase in Intermodal insurance and claims as a percentage of revenue was attributable to a 0.1% increase in vehicle insurance premiums as a percentage of revenue. See additional discussion over the consolidated increase in self-insurance reserves related to vehicle claims in the "Other operations" section below.

Fuel Expense

Intermodal fuel expense increased $0.7 million, or 14.3%, to $5.6 million for the nine months ended September 30, 2019 from $4.9 million in the same period in 2018.  Fuel expenses were 3.4% of Intermodal operating revenue for the nine months ended September 30, 2019 compared to 3.3% in the same period in 2018.  Intermodal fuel expenses increased due to increased Company-employed driver activity.

Other Operating Expenses

Intermodal other operating expenses increased $1.8 million, or 10.5%, to $18.9 million for the nine months ended September 30, 2019 compared to $17.1 million for the same period in 2018.  Intermodal other operating expenses for the nine months ended September 30, 2019 were 11.6% of Intermodal operating revenue compared to 11.5% from the same period in 2018. The increase in Intermodal other operating expense was due mostly to a $0.6 million increase in acquisition related legal and professional fees and a $0.5 million increase in container related rental and storage charges. The increase was also due to the nine months ended September 30, 2018 including a $0.5 million reduction in the earn-out liability for the Atlantic acquisition. The remaining increase was due to increased losses on sales of old equipment.

Income from Operations

Intermodal income from operations increased by $2.0 million, or 12.3%, to $18.3 million for the nine months ended September 30, 2019 compared to $16.3 million for the same period in 2018.  Income from operations as a percentage of Intermodal operating revenue was 11.2% for the nine months ended September 30, 2019 compared to 11.0% in the same period in 2018.  The increase in operating income in total dollars and as a percentage of revenue was primarily attributable to revenue rate increases and the acquisitions of Southwest and MMT. These increases were partly offset by higher amortization and professional fees related to acquisitions and the prior period including a $0.5 million benefit from the reduction of an earn-out liability.

Truckload Premium Services - Nine Months Ended September 30, 2019 compared to Nine Months Ended September 30, 2018

The following table sets forth our historical financial data of the Truckload Premium Services segment for the nine months ended September 30, 2019 and 2018 (in millions):

Truckload Premium Services Segment Information
(In millions)
(Unaudited)

	Nine months ended
	September 30,	Percent of	September 30,	Percent of		Percent
	2019	Revenue	2018	Revenue	Change	Change
Operating revenue	$137.2	100.0%	$143.0	100.0%	$(5.8)	(4.1)%

Operating expenses:
Purchased transportation	103.5	75.4	107.6	75.2	(4.1)	(3.8)
Salaries, wages and employee benefits	13.6	9.9	14.5	10.1	(0.9)	(6.2)
Operating leases	0.8	0.6	0.4	0.3	0.4	100.0
Depreciation and amortization	4.3	3.1	4.8	3.4	(0.5)	(10.4)
Insurance and claims	3.6	2.6	3.2	2.2	0.4	12.5
Fuel expense	2.1	1.5	2.5	1.7	(0.4)	(16.0)
Other operating expenses	7.2	5.2	6.6	4.6	0.6	9.1
Total operating expenses	135.1	98.5	139.6	97.6	(4.5)	(3.2)
Income from operations	$2.1	1.5%	$3.4	2.4%	$(1.3)	(38.2)%

Truckload Premium Services Operating Statistics

	Nine months ended
	September 30,	September 30,	Percent
	2019	2018	Change

Total Miles ¹	57,829	59,404	(2.7)%
Empty Miles Percentage	7.4%	9.2%	(19.6)
Tractors (avg)	345	315	9.5
Miles per tractor per week [2]	1,955	2,275	(14.1)

Revenue per mile	$2.27	$2.29	(0.9)
Cost per mile	$1.83	$1.85	(1.1)%

¹ - In thousands
[2] - Calculated using Company driver and owner operator miles

Revenues

TLS revenue decreased $5.8 million, or 4.1%, to $137.2 million for the nine months ended September 30, 2019 from $143.0 million in the same period in 2018.  TLS revenue decreased due to a 2.7% decrease in overall miles and a 0.9% decrease in average revenue per mile primarily driven by rate pressures from both spot market and contract rate customers.
Purchased Transportation
TLS purchased transportation costs decreased $4.1 million, or 3.8%, to $103.5 million for the nine months ended September 30, 2019 from $107.6 million for the same period in 2018. For the nine months ended September 30, 2019, TLS purchased transportation costs represented 75.4% of TLS revenue compared to 75.2% for the same period in 2018.  TLS purchased transportation includes owner operators and third party carriers, while company-employed drivers are included in salaries, wages and benefits. The decrease in purchased transportation was attributable to a 2.0% decrease in purchased transportation miles and a 1.1% decrease in cost per mile during the nine months ended September 30, 2019 compared to the same period in 2018. The decrease in TLS purchased transportation miles was attributable to the revenue activity discussed above. The decrease in cost per mile was due to increased utilization of owner operators and improved purchasing discipline for third party carriers.
Salaries, Wages, and Benefits

TLS salaries, wages and employee benefits decreased by $0.9 million, or 6.2%, to $13.6 million for the nine months ended September 30, 2019 from $14.5 million in the same period in 2018.  Salaries, wages and employee benefits were 9.9% of TLS’s operating revenue in the nine months ended September 30, 2019 compared to 10.1% for the same period in 2018.  The slight decrease in salaries, wages and employee benefits as a percentage of revenue was mostly attributable to a decrease in Company-employed driver miles and lower employee incentives and share based compensation as a percentage of revenue. The decrease was partly offset by the decrease in revenue reducing leverage on fixed employee salaries, wages and benefits.
Operating Leases
TLS operating leases increased $0.4 million, or 100.0%, to $0.8 million for the nine months ended September 30, 2019 from $0.4 million for the same period in 2018.  Operating leases were 0.6% of TLS operating revenue for the nine months ended September 30, 2019 compared to 0.3% for the same period in 2018. The increase was due to a $0.5 million increase in tractor leases to replace older owned equipment partly offset by a $0.1 million decrease in trailer rentals.
Depreciation and Amortization

TLS depreciation and amortization decreased $0.5 million, or 10.4%, to $4.3 million for the nine months ended September 30, 2019 from $4.8 million in the same period in 2018.  Depreciation and amortization expense as a percentage of TLS operating revenue was 3.1% for the nine months ended September 30, 2019 compared to 3.4% in the same period in 2018. The decrease was due a decrease in trailer depreciation due to the impact of a useful life study discussed in the quarter over quarter management, discussions and analysis section of the TLS results of operations. The impact of the life study on the nine months ended September 30, 2019 was partly offset by new trailers purchased since the third quarter of 2018 and the conversion of Company tractors to leased and rental units.
Insurance and Claims

TLS insurance and claims expense increased $0.4 million, or 12.5%, to $3.6 million for the nine months ended September 30, 2019 from $3.2 million for the nine months ended September 30, 2018.  Insurance and claims were 2.6% of operating revenue for the nine months ended September 30, 2019 compared to 2.2% in the same period in 2018. The increase was primarily due to higher vehicle insurance premiums, vehicle claims reserves and claims related fees. See additional discussion over the consolidated increase in self-insurance reserves related to vehicle claims in the "Other operations" section below.
Fuel Expense

TLS fuel expense decreased $0.4 million, or 16.0%, to $2.1 million for the nine months ended September 30, 2019 from $2.5 million for the same period in 2018.  Fuel expense as a percentage of TLS operating revenue was 1.5% for the nine months ended September 30, 2019 compared to 1.7% in the same period in 2018. The decrease was mostly attributable to lower year-over-year Company-employed driver miles.
Other Operating Expenses

TLS other operating expenses increased $0.6 million, or 9.1%, to $7.2 million for the nine months ended September 30, 2019 from $6.6 million in the same period in 2018.  Other operating expenses were 5.2% of TLS operating revenue in the nine months ended September 30, 2019 compared to 4.6% in the same period in 2018.  Other operating expenses included equipment maintenance, terminal and office expenses, professional fees and other costs of transiting shipments. The increase as a percentage of revenue was mostly due to increased spending on information technology, over-the-road costs, such as tolls and increased receivables allowance.
Income from Operations
TLS income from operations decreased by $1.3 million, or 38.2%, to $2.1 million for the nine months ended September 30, 2019 compared to $3.4 million for the same period in 2018.  The deterioration in income from operations was due to lower revenue per mile partly offset by operating efficiencies that have lowered the overall cost per mile.

Pool Distribution - Nine Months Ended September 30, 2019 compared to Nine Months Ended September 30, 2018

The following table sets forth the historical financial data of our Pool Distribution segment for the nine months ended September 30, 2019 and 2018 (in millions):

Pool Distribution Segment Information
(In millions)
(Unaudited)

	Nine months ended
	September 30,	Percent of	September 30,	Percent of		Percent
	2019	Revenue	2018	Revenue	Change	Change
Operating revenue	$142.0	100.0%	$133.3	100.0%	$8.7	6.5%

Operating expenses:
Purchased transportation	42.7	30.1	38.9	29.2	3.8	9.8
Salaries, wages and employee benefits	52.6	37.0	49.2	36.9	3.4	6.9
Operating leases	13.3	9.4	11.6	8.7	1.7	14.7
Depreciation and amortization	4.6	3.2	5.2	3.9	(0.6)	(11.5)
Insurance and claims	4.0	2.8	3.2	2.4	0.8	25.0
Fuel expense	4.4	3.1	4.9	3.7	(0.5)	(10.2)
Other operating expenses	15.7	11.1	16.6	12.5	(0.9)	(5.4)
Total operating expenses	137.3	96.7	129.6	97.2	7.7	5.9
Income (loss) from operations	$4.7	3.3%	$3.7	2.8%	$1.0	27.0%

Pool Operating Statistics

	Nine months ended
	September 30,	September 30,	Percent
	2019	2018	Change
Cartons¹	71,039	62,542	13.6%
Revenue per Carton	$2.00	$2.13	(6.1)
Terminals	30	28	7.1%

¹ In thousands

Revenues

Pool operating revenue increased $8.7 million, or 6.5%, to $142.0 million for the nine months ended September 30, 2019 from $133.3 million for the same period in 2018.  The increase was due to new business wins and revenue rate increases since the third quarter of 2018. The increase was also attributable to new location wins, which included additional volumes from existing customers and new customer wins.
Purchased Transportation
Pool purchased transportation increased $3.8 million, or 9.8%, to $42.7 million for the nine months ended September 30, 2019 compared to $38.9 million for the same period in 2018.  Pool purchased transportation as a percentage of revenue was 30.1% for the nine months ended September 30, 2019 compared to 29.2% for the same period in 2018.  Pool purchased transportation includes owner operators and third party carriers, while Company-employed drivers are included in salaries, wages and benefits. The increase in Pool purchased transportation as a percentage of revenue was attributable to increased rates charged by, and increased utilization of, third party carriers.

Salaries, Wages, and Benefits

Pool salaries, wages and employee benefits increased $3.4 million, or 6.9%, to $52.6 million for the nine months ended September 30, 2019 compared to $49.2 million for the same period in 2018.  As a percentage of Pool operating revenue, salaries, wages and benefits was 37.0% for the nine months ended September 30, 2019 compared to 36.9% for the same period in 2018.  The increase was due to higher dock and office and administrative pay. Dock pay increased due to increased dedicated revenue volumes, which required the use of more costly contract labor. Office and administrative pay increased due to additional staffing required to service business in new locations.
Operating Leases

Pool operating leases increased $1.7 million, or 14.7%, to $13.3 million for the nine months ended September 30, 2019 from $11.6 million for the same period in 2018.  Operating leases were 9.4% of Pool operating revenue for the nine months ended September 30, 2019 compared to 8.7% in the same period in 2018.  Operating leases increased as a percentage of revenue due to increases in tractor leases for the additional revenue discussed above and the use of leased tractors to replace old purchased equipment. The increase as a percentage of revenue was also due to increased facility rent due to terminal expansions and new terminals to handle increased revenue described above.
Depreciation and Amortization

Pool depreciation and amortization decreased $0.6 million, or 11.5%, to $4.6 million for the nine months ended September 30, 2019 from $5.2 million for the same period in 2018. Depreciation and amortization expense as a percentage of Pool operating revenue was 3.2% for the nine months ended September 30, 2019 compared to 3.9% for the same period in 2018. Trailer depreciation decreased $0.2 million for the nine months ended September 30, 2019 compared to the same period in 2018 primarily due to extending the useful life of trailers from seven to ten years as discussed above. Tractor depreciation increased $0.3 million for the nine months ended September 30, 2019 compared to the same period in 2018 primarily due to decreasing the salvage value of tractors from 25% to 10% as discussed above. The net increase in depreciation from the useful life study was partly offset by a $0.7 million decrease in tractor depreciation as older units were replaced with tractor leases mentioned above.
Insurance and Claims

Pool insurance and claims expense increased $0.8 million, or 25.0%, to $4.0 million for the nine months ended September 30, 2019 from $3.2 million for the same period in 2018.  Insurance and claims were 2.8% of operating revenue for the nine months ended September 30, 2019 compared to 2.4% in the same period in 2018. The increase in total dollars and as a percentage of revenue was primarily due to the prior period including a $0.5 million reimbursement for claims related legal fees. The remaining increase was due to increased vehicle insurance premiums. See additional discussion over the consolidated increase in self-insurance reserves related to vehicle claims in the "Other operations" section below.
Fuel Expense

Pool fuel expense decreased $0.5 million, or 10.2%, to $4.4 million for the nine months ended September 30, 2019 from $4.9 million in the same period in 2018.  Fuel expenses were 3.1% of Pool operating revenue during the nine months ended September 30, 2019 compared to 3.7% in the same period in 2018.  Pool fuel expenses decreased due to lower year-over-year Company-employed driver miles.
Other Operating Expenses

Pool other operating expenses decreased $0.9 million, or 5.4%, to $15.7 million for the nine months ended September 30, 2019 compared to $16.6 million for the same period in 2018.  Pool other operating expenses for the nine months ended September 30, 2019 were 11.1% of operating revenue compared to 12.5% for the same period in 2018.  Other operating expenses included equipment maintenance, terminal and office expenses, professional fees and other over-the-road costs.  As a percentage of revenue, the decrease was primarily attributable to a decrease in agent station handling costs due to lower agent station revenue volumes and a decrease in equipment maintenance costs as a percentage of revenue due to the increased usage of leased equipment instead of purchased equipment.

Income from Operations
Pool income from operations increased $1.0 million, or 27.0%, to $4.7 million for the nine months ended September 30, 2019 from $3.7 million for the same period in 2018.  Income from operations as a percentage of Pool operating revenue was 3.3% for the nine months ended September 30, 2019 compared to a 2.8% in the same period in 2018. The improvement in Pool operating income in total dollars and as a percentage of revenue was due to increased revenue from new location wins, which included additional volumes from existing customers and new business wins and revenue rate increases.

Other Operations - Nine Months Ended September 30, 2019 compared to Nine Months Ended September 30, 2018

Other operating activity declined from a $7.4 million operating loss during the nine months ended September 30, 2018 to an $11.5 million operating loss during the nine months ended September 30, 2019. The nine months ended September 30, 2019 included $6.5 million in vehicular reserves for unfavorable development of second quarter 2019 claims and increases to our loss development factors for vehicle and workers' compensation claims of $1.4 million and $0.7 million, respectively. The loss was also attributed to $2.9 million in costs related to the CEO transition.

The $7.4 million operating loss included in other operations and corporate activities for the nine months ended September 30, 2018 included a $5.2 million increase in self-insurance reserves related to existing vehicular claims and $0.8 million in self-insurance reserves resulting from workers' compensation claims. The loss was also attributable to $1.1 million in costs related to the CEO transition.

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

Impact of Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize a right-of-use asset with a corresponding lease liability on their balance sheet for most leases classified as operating leases under previous guidance. Lessors are required to recognize a net lease investment for most leases. Additional qualitative and quantitative disclosures are also required. The Company applied the transition requirements as of January 1, 2019, which resulted in recording right-of-use lease assets and corresponding lease liabilities of $159.0 million and $159.7 million, respectively, as of September 30, 2019. There was no impact to the Company's Statements of Comprehensive Income or Statements of Cash Flows. In addition, comparative financial statements have not been presented as allowed per the guidance. Changes to processes and internal controls to meet the standard’s reporting and disclosure requirements have also been implemented. See Note 9, Leases, for additional discussion over this new standard, including the impact on the Company's financial statements.

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital expenditures, with cash flows from operations and borrowings under our bank lines of credit.

Nine Months Ended September 30, 2019 Cash Flows compared to Nine Months Ended September 30, 2018 Cash Flows

Net cash provided by operating activities totaled approximately $117.7 million for the nine months ended September 30, 2019 compared to approximately $113.8 million for the nine months ended September 30, 2018. The $3.9 million increase in cash provided by operating activities was mainly attributable to a $2.6 million increase in net earnings after consideration of non-cash items, a $1.1 million increase in accounts payable and accrued expenses, a $0.6 million decrease in income tax receivables and a $0.4 million decrease in prepaid expenses and other current assets. These increases were partly offset by a $0.8 million increase in accounts receivables.

Net cash used in investing activities was approximately $64.0 million for the nine months ended September 30, 2019 compared to approximately $32.4 million during the nine months ended September 30, 2018. Investing activities during the nine months ended September 30, 2019 consisted of the acquisition of FSA for $27.0 million, OST for $12.0 million and net capital expenditures of $25.0 million primarily for new trailers, information technology and facility equipment.  Investing activities during the nine months ended September 30, 2018 consisted primarily of net capital expenditures of $28.4 million primarily for new trailers, forklifts and information technology. The proceeds from disposal of property and equipment during the nine months ended September 30, 2019 and 2018 were primarily from sales of older tractors and trailers.

Net cash used in financing activities totaled approximately $44.6 million for the nine months ended September 30, 2019 compared to net cash used in financing activities of $56.4 million for the nine months ended September 30, 2018.  The $11.8 million decrease in cash used in financing activities was attributable to a $20.0 million increase in borrowings on the senior credit facility line, partly offset by a $2.9 million increase in the repurchase of common stock and a $2.2 million increase in payments of cash dividends due to an increase in the quarterly dividend per share from $0.15 per share in the first nine months of 2018 to $0.18 per share for the first nine months of 2019. The remaining offset was due to a $2.2 million decrease in cash from employee stock transactions and related tax benefits and a $0.3 increase in cash payments for debt and capital lease obligations.

Credit Facility

See Note 6, Senior Credit Facility, to our Consolidated Financial Statements for a discussion of the senior credit facility.

Share Repurchases

See Note 11, Shareholders' Equity, to our Consolidated Financial Statements for a discussion of our share repurchases and dividends during the period.

Forward-Looking Statements

This report contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. In this Form 10-Q, forward-looking statements include, but are not limited to, any projections of earnings, revenues, dividends, or other financial items or methods of interpretation or measurement; any statement of plans, strategies, and objectives of management for future operations; any statements regarding future performance; any statement regarding future insurance, claims and litigation and any associated estimates or projections; any statements concerning proposed or intended new services or developments and related integration costs; any statements regarding future economic conditions or performance based on our business strategy, including acquisitions; any statement related our sustainability initiatives and operations; any statement regarding certain tax and account matters, including the impact on our financial statements; and any statements of belief and any statements of assumptions underlying any of the foregoing. Some forward-looking statements may be identified by use of such terms as “believes,” “anticipates,” “intends,” “plans,” “estimates,” “projects” or “expects.”  Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements.  The following is a list of factors, among others, that could cause actual results to differ materially from those contemplated by the forward-looking statements: economic factors such as recessions, inflation, higher interest rates and downturns in customer business cycles, the creditworthiness of our customers and their ability to pay for services rendered, the availability and compensation of qualified independent owner-operators and freight handlers as well as contracted, third-party carriers needed to serve our customers’ transportation needs, the inability of our information systems to handle an increased volume of freight moving through our network, changes in fuel prices, our inability to maintain our historical growth rate because of a decreased volume of freight or decreased average revenue per pound of freight moving through our network, loss of a major customer, increasing competition and pricing pressure, our ability to secure terminal facilities in desirable locations at reasonable rates, our inability to successfully integrate acquisitions, claims for property damage, personal injuries or workers’ compensation, enforcement of and changes in governmental regulations, environmental and tax matters, insurance matters, the handling of hazardous materials and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2018. As a result of the foregoing, no assurance can be given as to future financial condition, cash flows or results of operations.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Changes in Internal Control

As part of the implementation of ASU 2016-02, Leases, as of January 1, 2019, the Company implemented changes to internal controls to meet the standard's reporting and disclosure requirements. Management believes that these controls were effective as of September 30, 2019. There were no other changes in our internal control over financial reporting during the three months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Information regarding repurchases of our shares during the third quarter of 2019 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31, 2019	54,918	$59.54	54,918	4,375,888
August 1-31, 2019	51,332	60.56	51,332	4,324,556
September 1-30, 2019	46,000	63.28	46,000	4,278,556
Total	152,250	$61.01	152,250	4,278,556

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

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive File (formatted in Inline XBRL and contained in Exhibit 101).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Forward Air Corporation
Date: October 25, 2019	By:	/s/ Michael J. Morris
Michael J. Morris Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

Forward Air Corporation
Date: October 25, 2019	By:	/s/ Christina W. Bottomley
Christina W. Bottomley Chief Accounting Officer, Vice President and Controller (Principal Accounting Officer and Duly Authorized Officer)

EXHIBIT INDEX

No.	Exhibit
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

31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive File (formatted in Inline XBRL and contained in Exhibit 101).