Form 10-K
period 2019-12-31
FORWARD AIR CORP
filed 2020-02-24
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019
Commission file number: 000-22490

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,635,989,687 as of June 30, 2019.

The number of shares outstanding of the Registrant’s common stock (as of February 14, 2020): 28,138,584.

Documents Incorporated By Reference
Portions of the proxy statement for the 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

Introductory Note

This Annual Report on Form 10-K for the fiscal year ended December 31, 2019 (this “Form 10-K”) contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. In this Form 10-K, forward-looking statements include, but are not limited to, any projections of earnings, revenues, payment of dividends, other financial items or related accounting treatment, or cost reduction measures; any statement regarding the availability of cash; any statement of plans, strategies, and objectives of management for future operations; any statements regarding future insurance, claims and litigation; any statements regarding regulation and legislative impacts on our business; any statements concerning proposed or intended, new services, developments or integration measures; any statements regarding our technology and information systems, including the effectiveness of each; any statements regarding competition, including our specific advantages, the capabilities of our segments, including the integration of services and our geographic location; any statement regarding our properties; any statements regarding intended expansion through acquisition or greenfield startups; any statements regarding future business, economic conditions or performance; any statements regarding our environmental initiatives and any statements of belief and any statements of assumptions underlying any of the foregoing. Some forward-looking statements may be identified by use of such terms as “believes,” “anticipates,” “intends,” “plans,” “estimates,” “projects” or “expects.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The following is a list of factors, among others, that could cause actual results to differ materially from those contemplated by the forward-looking statements: economic factors such as recessions, inflation, higher interest rates and downturns in customer business cycles, our ability to manage our growth and ability to grow, in part, through acquisitions, while being able to successfully integrate such acquisitions, our inability to maintain our historical growth rate because of a decreased volume of freight or decreased average revenue per pound of freight moving through our network, the availability and compensation of qualified independent owner-operators and freight handlers as well as contracted, third-party carriers needed to serve our customers’ transportation needs, our inability to manage our information systems and inability of our information systems to handle an increased volume of freight moving through our network, the occurrence of cybersecurity risks and events, market acceptance of our service offerings, claims for property damage, personal injuries or workers’ compensation, enforcement of and changes in governmental regulations, environmental, tax, insurance and accounting matters, the handling of hazardous materials, changes in fuel prices, loss of a major customer, increasing competition and pricing pressure, our dependence on our senior management team and the potential effects of changes in employee status, seasonal trends, the occurrence of certain weather events, restrictions in our charter and bylaws. As a result of the foregoing, no assurance can be given as to future financial condition, cash flows or results of operations. Except as required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I

Item 1. Business

Overview

Forward Air is a leading asset-light freight and logistics company. We provide less-than-truckload (“LTL”), final mile, truckload, intermodal drayage and pool distribution services across the United States and in Canada. We offer premium services that typically require precision execution, such as expedited transit, delivery during tight time windows and special handling. We utilize an asset-light strategy to minimize our investments in equipment and facilities and to reduce our capital expenditures. Forward Air was formed as a corporation under the laws of the State of Tennessee on October 23, 1981. Our common stock is listed on the Nasdaq Global Select Market under the symbol “FWRD”.

Services Provided

Our services are classified into three reportable segments: Expedited Freight, Intermodal and Pool Distribution. For financial information relating to each of our business segments, see Note 10, Segment Reporting to our Consolidated Financial Statements included in this Form 10-K.

Effective September 1, 2018, Thomas Schmitt was named the Company's President and Chief Executive Officer. Mr. Schmitt is the Company's Chief Operating Decision Maker ("CODM") and is primarily responsible for allocating resources to and assessing the performance of the Company's segments. As a result of this change in leadership, the Company revisited its strategy, and in the fourth quarter of 2019, we consolidated our Truckload Premium Services operations into our Expedited Freight network operations. This allowed Expedited Freight to diversify its revenues while simultaneously enhancing its owner-operator and brokerage relationships, which has lowered Expedited Freight’s linehaul and overall unit costs. Due to this change in leadership and the implementation of a new strategy, management determined that a change in the Company’s reportable segments had occurred.

Expedited Freight. We operate a comprehensive national network to provide expedited regional, inter-regional and national LTL services. Expedited Freight offers customers local pick-up and delivery and other services including final mile, truckload, shipment consolidation and deconsolidation, warehousing, customs brokerage and other handling. We plan to grow our LTL and final mile geographic footprints through greenfield start-ups as well as acquisitions. During the year ended December 31, 2019, Expedited Freight accounted for 70% of our consolidated revenue.

Intermodal. We provide first- and last-mile high value intermodal container drayage services both to and from seaports and railheads. Intermodal also offers dedicated contract and Container Freight Station (“CFS”) warehouse and handling services. Today, Intermodal operates primarily in the Midwest and Southeast, with a smaller operational presence in the Southwest United States. We plan to grow Intermodal’s geographic footprint through acquisitions as well as greenfield start-ups where we do not have an acceptable acquisition target. During the year ended December 31, 2019, Intermodal accounted for 15% of our consolidated revenue.

Pool Distribution. We provide high-frequency handling and distribution of time sensitive product to numerous destinations within a specific geographic region. We offer this service throughout the Mid-Atlantic, Southeast, Midwest and Southwest United States. During the year ended December 31, 2019, Pool Distribution accounted for 15% of our consolidated revenue.

Strategy

Our strategy is to take advantage of our core competencies in precision execution to provide asset-light freight and logistics services in order to profitably grow in the premium segments of the markets we serve. Principal components of our efforts include:

•
Expand Service Offerings. We believe we can increase freight volumes and revenues by offering new and enhanced services that address more of our customers’ premium transportation needs. In the past few years, we have added or enhanced LTL pickup and delivery, final mile solutions, expedited truckload, temperature-controlled shipments, warehousing, drayage, customs brokerage and shipment consolidation and handling services. These services benefit our existing customers and increase our ability to attract new customers. We also believe we can increase freight volumes by providing services to customers like third-party logistics companies and international freight forwarders that have historically represented a small percentage of our customer base and by opening new terminals in underpenetrated markets away from airport locations.

•
Pursue Strategic Acquisitions. We continue to evaluate and pursue acquisitions that can increase our penetration of a geographic area; add new customers, business verticals and services; and increase freight volume. For example, we acquired Central States Trucking Co. (“CST”) in 2014, which created the foundation for what is now our Intermodal segment. Since our acquisition of CST in 2014, we have completed nine additional intermodal acquisitions including O.S.T. Trucking, Inc. and O.S.T. Logistics Inc. (collectively, “O.S.T.”), which we closed in July 2019. We also acquired FSA Network, Inc. ("FSA") in April 2019, which expanded and enhanced our final mile footprint. In addition, in December 2019 we signed an agreement to acquire Linn Star Holdings, Inc., Linn Star Transfer, Inc. and Linn Star Logistics, LLC (collectively, “Linn Star”), which we closed in January 2020. The acquisition of Linn Start expands our final mile footprint to an additional 20 locations.

•
Enhance Information Systems. We are committed to the development and enhancement of our information systems in order to provide us competitive service advantages and increased productivity. We believe our information systems have and will assist us in capitalizing on new business opportunities with existing and new customers.

Operations

The following describes in more detail the operations of each of our reportable segments: Expedited Freight, Intermodal and Pool Distribution.

Expedited Freight

Overview

Our Expedited Freight segment provides expedited regional, inter-regional and national LTL, final mile and truckload services. We market our Expedited Freight services primarily to freight and logistics intermediaries (such as freight forwarders and third-party logistics companies), airlines (such as integrated air cargo carriers, and passenger and cargo airlines) and retailers (such as retailers of heavy bulky appliances). We offer our customers a high level of service with a focus on on-time, damage-free deliveries. Our Expedited Freight network encompasses approximately 92% of all continental U.S. zip codes, with service in Canada.

Shipments

During 2019, approximately 32% of the freight handled by our LTL network was for overnight delivery, approximately 55% was for delivery within two to three days and the balance was for delivery in four or more days.

The average weekly volume of freight moving through our LTL network network was approximately 48.6 million pounds per week in 2019. During 2019, our average shipment weighed approximately 621 pounds. Although we impose no significant size or weight restrictions, we focus our marketing and price structure on shipments of 200 pounds or more.

Expedited Freight generally does not market its services directly to shippers (where such services might compete with our freight and logistics intermediary customers). Also, because Expedited Freight does not place significant size or weight restrictions on shipments, we generally do not compete directly with integrated air cargo carriers such as United Parcel Service and FedEx Corporation in the overnight delivery of small parcels.

The table below summarizes the average weekly volume of freight moving through our LTL network for each year since 2005.

Average Weekly
Volume in Pounds
Year	(In millions)
2005	31.2
2006	32.2
2007	32.8
2008	34.2
2009	28.5
2010	32.6
2011	34.0
2012	34.9
2013	35.4
2014	37.4
2015	47.2
2016	46.5
2017	49.5
2018	50.2
2019	48.6

Transportation

Our licensed property broker places our customers’ cargo with qualified motor carriers, including our own, and other third-party transportation companies. Expedited Freight's licensed motor carrier contracts with owner-operators for most of its transportation services. The owner-operators own, operate and maintain their own tractors and employ their own drivers. Our freight handlers load and unload our trailers and vehicles for hauling by owner-operators between our terminals.

We seek to establish long-term relationships with owner-operators to assure dependable service and availability. We believe Expedited Freight has experienced significantly higher average retention of owner-operators compared to other over-the-road transportation providers. Expedited Freight has established specific guidelines relating to safety records, driving experience and personal evaluations that we use to select our owner-operators. To enhance our relationship with the owner-operators, Expedited Freight seeks to pay rates that are generally above prevailing market rates and our owner-operators often are able to negotiate a consistent work schedule for their drivers. Usually, owner-operators negotiate schedules for their drivers that are between the same two cities or along a consistent route, improving quality of work life for the drivers of our owner-operators and, in turn, increasing the retention rate of owner-operators.

As a result of efforts to expand our logistics and other services, and in response to seasonal demands and volume surges in particular markets, we also purchase transportation from other surface transportation providers to handle overflow volume. Of the $562.8 million incurred for Expedited Freight's transportation during 2019, we purchased 45% from the owner-operators of our licensed motor carrier, 7% from our company fleet and 48% from other surface transportation providers.

All of our Expedited Freight independent contractor tractors are equipped with in-cab communication devices, which enable us to communicate with drivers, plan and monitor shipment progress and monitor and record drivers’ hours of service. We use the real-time global positioning data obtained from these devices to improve customer and driver service.

Other Services

Expedited Freight continues to evolve the capabilities of its network to provide additional value-added services. Expedited Freight also seeks to lower its unit costs by integrating these services into the overall operation of its network.

Expedited Freight offers final mile services which include the delivery and installation of heavy bulky appliances such as washing machines, dryers, dishwashers and refrigerators. Through the acquisition of FSA Logistix in 2019 and acquisition of Linn Star in January 2020, Expedited Freight significantly expanded its final mile geographic footprint and now operates in 83 locations nationwide. Expedited Freight is also increasingly integrating these deliveries into its LTL pickup and delivery and terminal operations so as to increase network density and lower overall LTL unit costs.

In the fourth quarter of 2019, we consolidated our Truckload Premium Services operations into our Expedited Freight network operations. This allowed Expedited Freight to diversify its revenues while simultaneously enhancing its owner-operator and brokerage relationships, which has lowered Expedited Freight’s linehaul and overall unit costs. As a result of this consolidation, Expedited Freight offers expedited truckload brokerage, dedicated fleet services, as well as high security and temperature-controlled logistics services.

Other Expedited Freight services allow customers to access the following services from a single source:

•	customs brokerage;

•	warehousing, dock and office space;

•	hotshot or ad-hoc ultra-expedited services; and

•	shipment consolidation and handling, such as shipment build-up and break-down and reconsolidation of air or ocean pallets or containers.

Customers

Our wholesale customer base is primarily comprised of freight forwarders, third-party logistics (“3PL”) companies, integrated air cargo carriers and passenger, cargo airlines, steamship lines and retailers. Expedited Freight’s freight forwarder customers vary in size from small, independent, single facility companies to large, international logistics companies. Our dependable service and wide-ranging service offerings also make Expedited Freight an attractive option for 3PL providers, which is one of the fastest growing segments in the transportation industry. Because we deliver dependable service, integrated air cargo carriers use our network to provide overflow capacity and other services, including shipment of bigger packages and pallet-loaded cargo. In 2019, Expedited Freight's ten largest customers accounted for approximately 36% of its operating revenue and had no customers with revenue greater than 10% of Expedited Freight operating revenue for 2019. No single customer accounted for more than 10% of our consolidated revenue.

Intermodal

Overview

Our Intermodal segment provides first- and last-mile high value intermodal container drayage services both to and from seaports and railheads. Intermodal also offers dedicated contract and container freight station ("CFS") warehouse and handling services. Today, Intermodal operates primarily in the Midwest and Southeast, with smaller operational presence in Southwest and Mid-Atlantic United States. We plan to expand beyond our current geographic footprint through acquisitions as well as greenfield start-ups where no suitable acquisition is available. Intermodal also provides linehaul and local less-than-truckload service in the Midwest, as well as CFS warehousing services (e.g. devanning, unit load device build-up/tear-down, and security screening) for air and ocean import/export freight at five (5) of its Midwest terminals (Chicago, Cleveland, Milwaukee, Indianapolis and Detroit). Our Intermodal service differentiators include:

•	Immediate proof of delivery ("POD") and Signature Capture capability via tablets;

•	All drivers receive dispatch orders on hand-held units and are trackable via GPS; and

•	Daily container visibility and per diem management reports.

Operations

Intermodal’s primary office is located in Oak Brook, Illinois. Intermodal’s network consists of 21 locations primarily in the Midwest and Southeast, with a smaller operational presence in the Southwest United States.

Transportation

Intermodal utilizes a mix of Company-employed drivers, owner-operators and third-party carriers. During 2019, approximately 73% of Intermodal’s direct transportation expenses were provided by owner-operators, 25% by Company-employed drivers, and 2% by third-party carriers.

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

Customers

Intermodal’s customer base is primarily comprised of international freight forwarders, passenger and cargo airlines, beneficial cargo owners and steamship lines. In 2019, Intermodal’s ten largest customers accounted for approximately 31% of its operating revenue and had no customers with revenue greater than 10% of Intermodal operating revenue for 2019. No single customer accounted for more than 10% of our consolidated revenue.

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

Transportation
Pool Distribution provides transportation services through a mix of Company-employed drivers, owner-operators and third-party carriers. The mix of sources utilized to provide Pool transportation services is dependent on the individual markets and related customer routes. During 2019, approximately 36% of Pool's direct transportation expenses were provided by third-party carriers, 34% by owner-operators and 30% was provided by Company-employed drivers.
Customers

Pool Distribution’s customer base is primarily composed of national and regional retailers and distributors. Pool’s ten largest customers accounted for approximately 78% of Pool Distribution’s 2019 operating revenue and had three customers with revenue greater than 10% of Pool Distribution’s 2019 operating revenue. No single customer accounted for more than 10% of our consolidated revenue.

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

Our Expedited Freight segment primarily competes with other national and regional truckload carriers. Expedited Freight also competes with less-than-truckload carriers, and to a lesser extent, integrated air cargo carriers and passenger and cargo airlines. Our Intermodal segment primarily competes with national and regional drayage providers. Our Pool Distribution segment primarily competes with other national and regional truckload carriers.

We believe competition in our segments is based primarily on quality service, available capacity, on-time delivery, flexibility, reliability, security, transportation rates, location of facilities, and business relationships, and we believe we compete favorably with other transportation service companies. To that end, we believe our Expedited Freight segment has an advantage over other truckload and less-than-truckload carriers because Expedited Freight delivers faster, more reliable services between cities at rates that are generally significantly below the charge to transport the same shipments to the same destinations by air. We believe our Intermodal segment has a competitive advantage over other drayage providers because we deliver faster, more reliable service while offering greater shipment visibility and security. Additionally, we believe our Intermodal segment is one of the leading providers of drayage and related services in North America today. We believe that our presence in several regions across the continental United States enables our Pool Distribution segment to provide consistent, high-quality service to our customers regardless of location, which is a competitive advantage over other pool distribution providers.

Marketing

We market all of our services through a sales and marketing staff located in major markets of the United States. Senior management also is actively involved in sales and marketing at the national and local account levels. We participate in trade shows and advertise our services through direct mail programs and through the Internet via www.forwardaircorp.com, www.forwardair.com, www.forwardairsolutions.com and www.cstruck.com. We market our services through all of our websites. The information contained on our websites is not part of this filing and is therefore not incorporated by reference unless such information is otherwise specifically referenced elsewhere in this report.

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

Employees and Equipment

As of December 31, 2019, we had 4,640 full-time employees, 2,014 of whom were freight handlers. Also, as of that date, we had an additional 840 part-time employees, of whom the majority were freight handlers. None of our employees are covered by a collective bargaining agreement. We recognize that our workforce, including our freight handlers, is one of our most valuable assets. The recruitment, training and retention of qualified employees are essential to support our continued growth and to meet the service requirements of our customers.

We manage a trailer pool that is utilized by all of our reportable segments to move freight through our networks. Our trailer pool includes dry van, refrigerated and roller-bed trailers, and substantially all of our trailers are 53 feet long. We own the majority of the trailers we use, but we supplement at times with leased trailers. As of December 31, 2019, we had 6,709 owned trailers in our fleet with an average age of approximately 4.4 years. In addition, as of December 31, 2019, we also had 469 leased trailers in our fleet. As of December 31, 2019, we had 426 owned tractors and straight trucks in our fleet, with an average age of approximately 6.6 years. In addition, as of December 31, 2019, we also had 927 leased tractors and straight trucks in our fleet.

Environmental Protection and Community Support

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
As a partner of the U.S. Environmental Protection Agency ("EPA") SmartWay program since 2008, Forward Air has continued to adopt new environmentally safe policies and innovations to improve fuel efficiency and reduce emissions. For example, we actively seek to utilize equipment with reduced environmental impact. We utilize trailers with light weight composites and employ trailer skirts to decrease aerodynamic drag, both of which improve fuel efficiency. We are also increasing our use of electric forklifts and transitioning to automatic transmission tractors, which will decrease our fuel consumption.
Through vendor partnerships, we are implementing new solutions to manage waste and improve recycling across our facilities. Annually, we recycle tons of dunnage and thousands of aluminum load bars. Forward Air also participates in ReCaps, providing and purchasing recycled trailer tires. We also focus on increasing our landfall diversion rate through our partnership with Waste Harmonics.
In addition, we are a corporate partner of Truckers Against Trafficking, a nonprofit organization that educates, equips, empowers and mobilizes members of the trucking and busing industries to combat human trafficking. On Veteran’s Day 2019, Forward Air also launched Operation: Forward Freedom - providing support to our Veterans primarily through partnering with Hope for the Warriors. Hope for the Warriors is a nonprofit organization that is dedicated to restoring a sense of self, family and hope to United States military veterans. This is an important cause for us as many of our employees, independent contractors, customers and vendors are or have a family member who is a military veteran.
Finally, we joined Women in Trucking in November 2019. Women in Trucking is a nonprofit organization, supporting and celebrating women in the trucking industry. We recognize the value in describing our sustainability focus and will continue to update our future disclosures accordingly. We are committed to making our presence count across the country.
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

We currently maintain liability insurance coverage that we believe is adequate to cover third-party claims. We have a self-insured retention ("SIR") of $3.0 million per occurrence for vehicle and general liability claims and will be responsible for any damages and personal injuries below that self-insured amount. We are also responsible for varying annual aggregate deductible amounts of liability for claims in excess of the SIR/deductible. For the policy year that began October 1, 2019, we have an annual $6.0 million aggregate deductible for claims between $3.0 million and $5.0 million. We also have a $2.5 million aggregate deductible for claims between $5.0 million and $10.0 million. As a result, we are responsible for the first $7.5 million per claim, until we meet the $6.0 million aggregate deductible for claims between $3.0 million and $5.0 million and the $2.5 million aggregate deductible for claims between $5.0 million and $10.0 million. We cannot guarantee that our SIR levels will not increase and/or that we have to agree to more unfavorable policy terms as a result of market conditions, poor claims experience or other factors. This insurance covers vehicle liability and general liability claims for the Expedited Freight, excluding its truckload operation, and Pool Distribution segments. Truckload maintains separate liability insurance coverage for claims between $0 and $5.0 million, and for the policy year that began April 1, 2019, truckload had no SIR for claims in this layer. Intermodal maintains separate liability insurance coverage for all liability claims. For the policy year that began April 1, 2019, Intermodal had an SIR of less than $0.1 million for each claim. We also maintain separate brokerage liability insurance coverage to cover third-party claims for damages and personal injuries arising from accidents with drivers employed and engaged by third-party transportation carriers, and this policy covering our Expedited LTL and Pool Distribution segments has an SIR of $0.1 million for each claim.

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

Regulation

We are regulated by various United States and state agencies, including but not limited to the DOT, the Federal Motor Carrier Safety Administration, under the DOT, manages a Compliance, Safety, Accountability initiative (“CSA”) as well as electronic logging devices in commercial motor vehicles, and that states’ jurisdiction with respect to the regulation of operations safety and insurance. We are also subject to laws and regulations under the U.S. Environmental Protection Agency and the Occupational Safety and Health Administration, which regulate safety, the supervision of hazardous materials, water discharges, air emissions, solid waste disposal and the release and cleanup of other substances. These regulatory authorities have broad powers, generally governing matters such as authority to engage in motor carrier operations, as well as motor carrier registration, driver hours of service, safety and fitness of transportation equipment and drivers, transportation of hazardous materials, certain mergers and acquisitions and periodic financial reporting. The trucking industry is also subject to regulatory and legislative changes from a variety of other governmental authorities, which address matters such as: increasingly stringent environmental, occupational safety and health regulations, limits on vehicle weight and size, ergonomics, port security, and hours of service. In addition, we are subject to compliance with cargo-security and transportation regulations issued by the Transportation Security Administration and Customs and Border Protection (“CBP”) within the U.S. Department of Homeland Security, and our domestic customs brokerage operations are licensed by CBP.

We are also subject to employment laws and regulations, including the changing regulatory landscape, with the potential effects of California Assembly Bill 5 (“California AB5”), which would introduce a new test for determining worker classification that is viewed as expanding the scope of employee relationships and narrowing the scope of independent contractor relationships.

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

Service Marks

Through one of our subsidiaries, we hold federal trademark registrations or applications for federal trademark registration, associated with the following service marks: Forward Air, Inc.®, North America’s Most Complete Roadfeeder Network®, Keeping Your Business Moving Forward®, Forward Air®, Forward Air Complete®, PROUD®, Total Quality, Inc.®, TQI, Inc.®, TQI®, Central States Trucking Co.®, First in “Last Mile” Home Delivery®, FSA Logistix®, FSA Logistix A Final Mile Company®, FSA Network, Inc.®, Forward CST Because it matters, think Forward SM, Forward LTL Because it matters, think Forward SM, Final Forward Mile Because it matters, think Forward SM, Forward Truckload Services Because it matters, think Forward SM, and Forward Solutions Because it matters, think Forward SM. These marks are of significant value to our business.

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

Information About our Executive Officers

The current executive officers of the Company, as of February 24, 2020 are listed below. The ages listed below are as of December 31, 2019.

The following are our executive officers:

Name	Age	Position
Thomas Schmitt	54	President, Chief Executive Officer and Executive Chairman
Michael J. Morris	51	Chief Financial Officer and Treasurer
Michael L. Hance	48	Chief Legal Officer & Secretary
Chris C. Ruble	57	Chief Operating Officer
Matthew J. Jewell	53	Chief Commercial Officer

There are no family relationships between any of our executive officers. All officers hold office until the earliest to occur of their resignation or removal by the Board of Directors.

Thomas Schmitt has served as President, Chief Executive Officer and director since September 2018 and was elected Chairman of the Board in May 2019. Prior to joining Forward Air, Mr. Schmitt served as Management Board Member and Chief Commercial Officer for DB Schenker, a Global Logistics Company from June 2015 to July 2018. From January 2013 to April 2015, Mr. Schmitt was President, CEO and Director of Aqua Terra, a Canadian provider of natural spring water. From 2010 to 2012, Mr. Schmitt served as President, CEO and Director of Purolator, a Canadian parcel and freight transportation company. Prior to joining Purolator, Mr. Schmitt spent 12 years at FedEx in Memphis, TN where he served as CEO of FedEx Supply Chain and SVP of FedEx Solutions. Prior to his time with FedEx, Mr. Schmitt held senior roles at McKinsey & Company. Mr. Schmitt has been a member of the Xynteo Leadership board since 2018 and a Non-Executive Director of the Ferguson Plc board since February 2019. Mr. Schmitt also served on the board of directors of Dicom Transportation Group from January 2014 to June 2018, Zooplus AG, from June 2013 to May 2016, Univar, Inc., from July 2008 to June 2013 and Cyberport GmbH since June 2015.

Michael J. Morris has served as Chief Financial Officer and Treasurer since June 2016. From 2010 to 2015, Mr. Morris was the Senior Vice President of Finance & Treasurer at Con-way Inc. (“Con-way”) and in 2016 he transitioned to be the Senior Vice President of Finance & Treasurer at XPO Logistics Inc. (“XPO”) following XPO's acquisition of Con-way.

Michael L. Hance has served as Chief Legal Officer and Secretary since May 2014. From May 2010 until May 2014, he served as Senior Vice President of Human Resources and General Counsel. From January 2008 until May 2010, he served as Senior Vice President and General Counsel, and from August 2006 until January 2008, he served as Vice President and Staff Counsel. Before joining us, Mr. Hance practiced law with the law firms of Baker, Donelson, Bearman, Caldwell and Berkowitz, P.C. from October 2003 until August 2006 and with Bass, Berry & Sims, PLC from September 1999 to September 2003.

Chris C. Ruble has served as Chief Operating Officer for the entire Company since May 2019. Mr. Ruble was Chief Operating Officer for the Company's Expedited Freight, TLS (now part of Expedited Freight) and Pool Distribution segments from June 2018 to May 2019. Prior to this role, Mr. Ruble was President, Expedited Services from January 2016 to June 2018, Executive Vice President, Operations from August 2007 to January 2016, and Senior Vice President, Operations from October 2001 until August 2007. He was a Regional Vice President from September 1997 to October 2001 and a regional manager from February 1997 to September 1997, after starting with the Company as a terminal manager in January 1996. From June 1986 to August 1995, Mr. Ruble served in various management capacities at Roadway Package System, Inc.

Matthew J. Jewell has served as Chief Commercial Officer since May 2019. Mr. Jewell was President, Intermodal from June 2018 to May 2019, President, Logistics Services from January 2016 to June 2018, Executive Vice President, Intermodal Services & Chief Strategy Officer from May 2014 to January 2016, and Executive Vice President and Chief Legal Officer from January 2008 until May 2014. From July 2002 until January 2008, he served as Senior Vice President and General Counsel.  In October 2002, he was also appointed Secretary. From July 2002 until May 2004, Mr. Jewell was also the Senior Vice President, General Counsel and Secretary of Landair Corporation. From January 2000 until joining us in July 2002, Mr. Jewell was a partner with the law firm of Austin & Sparks, P.C. Mr. Jewell was an associate at Dennis, Corry & Porter, L.L.P. from July 1991 to December 1998 and a partner from January 1999 to January 2000.

Other information required by this item is incorporated herein by reference to our proxy statement for the 2020 Annual Meeting of Shareholders (the “2020 Proxy Statement”). The 2020 Proxy Statement will be filed with the SEC not later than 120 days subsequent to December 31, 2019.

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

We are sensitive to changes in overall economic conditions that impact customer shipping volumes, industry freight demand and industry truck capacity. The transportation industry historically has experienced cyclical fluctuations in financial results due to economic recession, downturns in business cycles of our customers, interest and currency rate fluctuations, inflation and other economic factors beyond our control. Changes in U.S. trade policy could lead to ‘trade wars’ impacting the volume of economic activity in the United States, and as a result, trucking freight volumes may be materially reduced. Such a reduction may materially and adversely affect our business. Deterioration in the economic environment subjects our business to various risks, including the following that may have a material and adverse impact on our operating results and cause us not to maintain profitability or achieve growth:

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

•
If the domestic freight forwarder, Expedited Freight’s primary customer, is disintermediated, and we are not able to transition effectively into servicing other customers, like third-party logistics companies and beneficial cargo owners, our business and financial results could be materially adversely affected.

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

•	identification of appropriate acquisition candidates;

•	negotiation of acquisitions on favorable terms and valuations;

•	integration of acquired businesses and personnel;

•	integration of information technology systems;

•	implementation of proper business and accounting controls;

•	ability to obtain financing, at favorable terms or at all;

•	diversion of management attention;

•	retention of employees and customers;

•	non-employee driver attrition;

•	unexpected liabilities;

•	detrimental issues not discovered during due diligence.

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

We depend on owner-operators for most of our transportation needs. In 2019, owner-operators provided 56.1% of our purchased transportation. Competition for owner-operators is intense, and sometimes there are shortages of available owner-operators. In addition, a decline in the availability of trucks, tractors and trailers for owner-operator purchase or use may negatively affect our ability to hire, attract or retain available owner-operators. We also need a large number of freight handlers to operate our business efficiently. During periods of low unemployment in the areas where our terminals are located, we may have difficulty hiring and retaining a sufficient number of freight handlers. If we have difficulty attracting and retaining enough qualified freight handlers and owner-operators, we may be forced to increase wages and benefits or to increase the cost at which we contract with our owner-operators, either of which would increase our operating costs. This difficulty may also impede our ability to maintain our delivery schedules, which could make our service less competitive and force us to curtail our planned growth. A capacity deficit may lead to a loss of customers and a decline in the volume of freight we receive from customers.

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

At times, the Internal Revenue Service, the Department of Labor and state authorities have asserted that owner-operators are “employees,” rather than “independent contractors.” Additionally, we are aware of certain judicial decisions and legislative proposals that could bring about major reforms in the classification of workers, including the California legislature’s recent passage of California Assembly Bill 5 (“California AB 5”). California AB 5 purports to codify a new test for determining worker classification that is broadly viewed as expanding the scope of employee relationships and narrowing the scope of independent contractor relationships. Given the recent passage of California AB 5, there is no guidance from regulatory authorities, and there is a significant degree of uncertainty regarding its application. In addition, California AB 5 has been the subject of widespread national discussion and it is possible that other jurisdictions may enact similar laws.

A determination by regulators that our independent owner-operators are employees rather than independent contractors could expose us to various liabilities and additional ongoing expenses, including but not limited to, employment-related expenses such as workers’ compensation insurance coverage and reimbursement of work-related expenses. Our exposure could include prior period compensation, as well as potential liability for employee benefits and tax withholdings. In addition, the topic of the classification of individuals as employees or independent contractors has gained increased attention among the plaintiffs’ bar and certain states have recently seen numerous class action lawsuits filed against transportation companies that engage independent contractors, some of which have resulted in significant damage awards and/or monetary settlements for workers who have been allegedly misclassified as independent contractors. The legal and other costs associated with any of these matters can be substantial and could have a material adverse effect on our results of operations and our financial condition.

If we fail to maintain our information technology systems, or if we fail to successfully implement new technology or enhancements, we may be at a competitive disadvantage and experience a decrease in revenues.

We rely heavily on our information technology systems to efficiently run our business, and they are a key component of our growth strategy and competitive advantage. We, our customers and third parties increasingly store and transmit data by means of connected information technology systems. We expect our customers to continue to demand more sophisticated, fully integrated information systems from their transportation providers. To keep pace with changing technologies and customer demands, we must correctly interpret and address market trends and enhance the features and functionality of our information technology systems in response to these trends, which may lead to significant ongoing software development costs. We may be unable to accurately determine the needs of our customers and the trends in the transportation services industry or to design and implement the appropriate features and functionality of our information technology systems in a timely and cost-effective manner, which could put us at a competitive disadvantage and result in a decline in our efficiency, decreased demand for our services and a corresponding decrease in our revenues. In addition, we could incur software development costs for technology that is ultimately not deployed and thus, would require us to write-off these costs, which would negatively impact our financial results. Furthermore, as technology improves, our customers may be able to find alternatives to our services for matching shipments with available freight hauling capacity.

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

Our business is subject to cybersecurity risks.

Our operations depend on effective and secure information technology systems. Threats to information technology systems, including as a result of cyber-attacks and cyber incidents, continue to grow. Cybersecurity risks could include, but are not limited to, malicious software, attempts to gain unauthorized access to our data and the unauthorized release, corruption or loss of our data and personal information, interruptions in communication, loss of our intellectual property or theft of our sensitive or proprietary technology, loss or damage to our data delivery systems, or other electronic security, including with our property and equipment.

These cybersecurity risks could:

•	Disrupt our operations and damage our information technology systems,

•	Negatively impact our ability to compete,

•	Enable the theft or misappropriation of funds,

•	Cause the loss, corruption or misappropriation of proprietary or confidential information, expose us to litigation and

•	Result in injury to our reputation, downtime, loss of revenue, and increased costs to prevent, respond to or mitigate cybersecurity events.

If a cybersecurity event occurs, it could harm our business and reputation and could result in a loss of customers. Likewise, data privacy breaches by employees and others who access our systems may pose a risk that sensitive customer or vendor data may be exposed to unauthorized persons or to the public, adversely impacting our customer service, employee relationships and our reputation.

While we continue to make efforts to evaluate and improve our systems and particularly the effectiveness of our security program, procedures and systems, it is possible that our business, financial and other systems could be compromised, which could go unnoticed for a prolonged period of time, and there can be no assurance that the actions and controls that we implement, or which we cause third-party service providers to implement, will be sufficient to protect our systems, information or other property. Additionally, customers or third parties upon whom we rely face similar threats, which could directly or indirectly impact our business and operations. The occurrence of a cyber-incident or attack could have a material adverse effect on our business, financial condition and results of operations.

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

For example, we have in recent years expanded our “final mile” service offering through the acquisition of the assets of FSA and Linn Star Holdings, Inc., Linn Star Transfer, Inc. and Linn Star Logistics, LLC (collectively, “Linn Star”). This is a difficult to serve market and we face competition in this market from competitors that have operated in this market for several years, which may hinder our ability to compete and gain market share.

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

We currently maintain liability insurance coverage that we believe is adequate to cover third-party claims. We have a self-insured retention ("SIR") of $3.0 million per occurrence for vehicle and general liability claims and will be responsible for any damages and personal injuries below that self-insured amount. We are also responsible for varying annual aggregate deductible amounts of liability for claims in excess of the SIR/deductible. For the policy year that began April 1, 2019, we have an annual $6.0 million aggregate deductible for claims between $3.0 million and $5.0 million. We also have a $2.5 million aggregate deductible for claims between $5.0 million and $10.0 million. As a result, we are responsible for the first $7.5 million per claim, until we meet the $6.0 million aggregate deductible for claims between $3.0 million and $5.0 million and the $2.5 million aggregate deductible for claims between $5.0 million and $10.0 million. This insurance covers claims for the Expedited Freight, excluding its truckload operation, and Pool Distribution segments. Truckload maintains separate liability insurance coverage for claims between $0 and $5.0 million, and for the policy year that began April 1, 2019, truckload had no SIR for claims in this layer. Intermodal maintains separate liability insurance coverage for all liability claims. For the policy year that began April 1, 2019, Intermodal had an SIR of $50 thousand for each claim. We cannot guarantee that our SIR levels will not increase and/or that we have to agree to more unfavorable policy terms as a result of market conditions, poor claims experience or other factors.

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

Further, as we focus on growing our final mile solutions business that includes in-home installation of appliances, we may become increasingly subject to inherent risks associated with delivery and installation of products. These risks include incidents that can cause personal injury or loss of life, damage to or destruction of property, equipment or the environment, or the suspension of our operations.

We face risks related to self-insurance and third-party insurance that can be volatile to our earnings.

We self-insure a significant portion of our claims exposure and related expenses for cargo loss, employee medical expense, bodily injury, workers’ compensation and property damage, and maintain insurance with insurance companies above our limits of self-insurance. Self-insurance retention and other limitations are detailed in Part II, Item 7, under “Self-Insurance Loss Reserves.” Because of these significant self-insured exposures, insurance and claims expense may fluctuate significantly from period-to-period. Any increase in frequency or severity of claims, or any increases to then-existing reserves, could adversely affect our financial condition and results of operations. Additionally, our ability to obtain and maintain adequate insurance and the cost of such insurance may be affected by significant claims and conditions in the insurance market over which we have no control. If the cost of insurance increases, we may decide to discontinue certain insurance coverage, reduce our level of coverage or increase our deductibles/retentions to offset the cost increase. In addition, our existing types and levels of insurance coverage could become difficult or impossible to obtain in the future. The occurrence of an event that is not fully covered by insurance, the loss of insurance coverage or a material increase in the cost of insurance could have a material adverse effect on our business, financial condition, results of operations and cash flows.

We accrue for the costs of the uninsured portion of pending claims, based on the nature and severity of individual claims and historical claims development trends. Estimating the number and severity of claims, as well as related judgment or settlement amounts is inherently difficult. We may fail to establish sufficient insurance reserves and adequately estimate for future insurance claims. This, along with legal expenses, incurred but not reported claims, and other uncertainties can cause unfavorable differences between actual self-insurance costs and our reserve estimates.

Volatility in fuel prices, shortages of fuel or the ineffectiveness of our fuel surcharge program can have a material adverse effect on our results of operations and profitability.

We are subject to risks associated with the availability and price of fuel. Fuel prices have fluctuated dramatically over recent years. Future fluctuations in the availability and price of fuel could adversely affect our results of operations. Fuel availability and prices can be impacted by factors beyond our control, such as natural or man-made disasters, adverse weather conditions, political events, economic sanctions imposed against oil-producing countries or specific industry participants, disruption or failure of technology or information systems, price and supply decisions by oil producing countries and cartels, terrorist activities, armed conflict, tariffs, sanctions, other changes to trade agreements and world supply and demand imbalance. Over time we have been able to mitigate the impact of the fluctuations through our fuel surcharge programs. Our fuel surcharge rates are set weekly based on the national average for fuel prices as published by the U.S. Department of Energy and our fuel surcharge table. Our fuel surcharge revenue is the result of our fuel surcharge rates and the tonnage transiting our networks. There can be no assurance that our fuel surcharge revenue programs will be effective in the future as the fuel surcharge may not capture the entire amount of the increase in fuel prices. Additionally, decreases in fuel prices reduce the cost of transportation services and accordingly, could reduce our revenues and may reduce margins for certain lines of business. In addition to changing fuel prices, fluctuations in volumes and related load factors may subject us to volatility in our fuel surcharge revenue. Fuel shortages, changes in fuel prices and the potential volatility in fuel surcharge revenue may adversely impact our results of operations and overall profitability.

Because a portion of our network costs are fixed, any factors that result in a decrease in the volume or revenue per pound of freight shipped through our networks will adversely affect our results of operations.

Our operations, particularly our networks of hubs and terminals, represent substantial fixed costs. As a result, any decline in the volume or revenue per pound of freight we handle will have an adverse effect on our operating margin and our results of operations. Several factors can result in such declines, including adverse business and economic conditions affecting shippers of freight as discussed above. In addition, volumes shipped through our network may be negatively impacted by lack of customer contractual obligations or cancellations of existing customer contracts. Typically, we do not enter into long-term contracts with our customers. Rather, our customer contracts typically allow for cancellation within 30 to 60 days.  As a result, we cannot guarantee that our current customers will continue to utilize our services or that they will continue at the same levels.   The timing of our capital investments, pricing models and service availability are generally based on our existing and anticipated customer contracts. Any change in one of the foregoing factors that results in a decrease in the volume or revenue per pound of freight shipped will adversely affect our results of operations.

We derive a significant portion of our revenue from a few major customers, the loss of one or more of which could have a material adverse effect on our business.

For the calendar year ended December 31, 2019, our top 10 customers, based on revenue, accounted for approximately 29% of our revenue. Our Expedited Freight and Intermodal segments typically do not have long-term contracts with their customers. While our Pool Distribution segment business may involve a long-term written contract, those contracts may contain cancellation clauses, and there is no assurance that our current customers will continue to utilize our services or continue at the same levels. A reduction in or termination of our services by one or more of our major customers could have a material adverse effect on our business and operating results.

We operate in highly competitive and fragmented segments of our industry, and our business will suffer if we are unable to adequately address downward pricing pressures and other factors that may adversely affect our results of operations, growth prospects and profitability.

The segments of the freight transportation industry in which we participate are highly competitive, very fragmented and historically have few barriers to entry. We compete with a large number of other asset-light logistics companies, asset-based carriers, integrated logistics companies, and third-party freight brokers. To a lesser extent, we also compete with integrated air cargo carriers and passenger airlines. Our competition ranges from small operators that compete within a limited geographic area to companies with substantially greater financial and other resources, including greater freight capacity.  We also face competition from freight forwarders who decide to establish their own networks to transport expedited ground freight, as well as from logistics companies, Internet matching services and Internet and third-party freight brokers, and new entrants to the market. In addition, customers can bring in-house some of the services we provide to them. We believe competition is based primarily on quality service, available capacity, on-time delivery, flexibility, reliability and security, transportation rates as well as the ability to acquire and maintain terminal facilities in desirable locations at reasonable rates. Many of our competitors periodically reduce their rates to gain business, especially during times of economic decline. In the past several years, several of our competitors have reduced their rates to unusually low levels that we believe are unsustainable in the long-term, but that may materially adversely affect our business in the short-term. In an effort to reduce costs, we have seen our customers solicit bids from multiple transportation providers and decide to develop or expand internal capabilities for some of the services that we provide.

In addition, competitors may pursue other strategies to gain a competitive advantage such as developing superior information technology systems or establishing cooperative relationships to increase their ability to address customer needs. The development of new information technology systems or business models could result in our disintermediation in certain businesses, such as freight brokerage. Furthermore, the transportation industry continues to consolidate. As a result of consolidation, our competitors may increase their market share and improve their financial capacity, and may strengthen their competitive positions. Business combinations could also result in competitors providing a wider variety of services at competitive prices, which could adversely affect our financial performance. These competitive pressures may cause a decrease in our volume of freight, require us to lower the prices we charge for our services and adversely affect our results of operations, growth prospects and profitability.

We could be required to record a material non-cash charge to income if our recorded intangible assets or goodwill are determined to be impaired.

We have $127.8 million of recorded net definite-lived intangible assets on our consolidated balance sheet at December 31, 2019.  Our definite-lived intangible assets primarily represent the value of customer relationships and non-compete agreements that were recorded in conjunction with our various acquisitions.  We review our long-lived assets, such as our definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Impairment is recognized on these assets when the estimated fair value is less than the carrying value.  If such measurement indicates impairment, we would be required to record a non-cash impairment charge to our consolidated statement of comprehensive income in the amount that the carrying value of these assets exceeds the estimated fair value of the assets.

We also have recorded goodwill of $221.1 million on our consolidated balance sheet at December 31, 2019. Goodwill is assessed for impairment annually (or more frequently if circumstances indicate possible impairment) for each of our reporting units. This assessment includes comparing the fair value of each reporting unit to the carrying value of the assets assigned to each reporting unit. If the carrying value of the reporting unit was to exceed our estimated fair value of the reporting unit, we would then be required to estimate the fair value of the individual assets and liabilities within the reporting unit to ascertain the amount of fair value of goodwill and any potential impairment. If we determine that our fair value of goodwill is less than the related book value, we could be required to record a non-cash impairment charge to our consolidated statement of comprehensive income, which could have a material adverse effect on our earnings.

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

Our results of operations may be affected by harsh weather conditions, disasters and pandemics.

Certain weather-related conditions such as ice and snow can disrupt our operations. Our operating expenses have historically been higher in the winter months because of cold temperatures and other adverse winter weather conditions, which result in decreased fuel efficiency, increased cold weather-related maintenance costs of revenue equipment and increased insurance and claims costs. Harsh weather could also reduce our ability to transport freight, which could result in decreased revenues. Disasters, including severe weather and public health issues, such as pandemics, occurring in the United States or abroad, could result in the temporary lack of an adequate work force and the temporary disruption in the transport of goods to or from overseas which could prevent, delay or reduce freight volumes and could have an adverse impact on consumer spending and confidence levels, all of which could result in decreased revenues.

We operate in a regulated industry, and increased costs of compliance with, or liability for violation of, existing or future regulations and enforcement could have a material adverse effect on our business.

The DOT and various state and federal agencies have been granted broad regulatory powers over our business in the United States, and we are licensed by the DOT and U.S. Customs. Additionally, our Canada business activities are subject to the similar laws and regulations of Canada and its provinces including the effects of NAFTA and any successor agreement. If we fail to comply with any applicable regulations, our licenses may be revoked or we could be subject to substantial fines or penalties and to civil and criminal liability. The transportation industry is subject to legislative and regulatory changes that can affect the economics of our business by requiring changes in operating practices or influencing the demand for, and the cost of providing, transportation services.

In December 2010, the Federal Motor Carrier Safety Administration (“FMCSA”) established the Compliance Safety Accountability (“CSA”) motor carrier oversight program under which drivers and fleets are evaluated based on certain safety-related standards. Carriers’ safety and fitness ratings under CSA include the on-road safety performance of the carriers’ drivers. The FMCSA has also implemented changes to the hours of service (“HOS”) regulations which govern the work hours of commercial drivers and adopted a rule that requires commercial drivers who use paper log books to maintain hours-of-service records with electronic logging devices (“ELDs”) and will require commercial drivers who use automatic on-board recording devices (“AOBRDs”) to record HOS to use ELDs by December 2019. As of December 2019, our fleets were updated to meet the ELD requirements. At any given time, there are also other proposals for safety-related standards that are pending legislative or administrative approval or adoption. If additional or more stringent standards are adopted, such may result in a reduction of the pool of qualified drivers available to us and to other motor carriers in our industry. If we experience safety and fitness violations, our safety and fitness scores could be adversely impacted and our fleets could be ranked poorly as compared to our peers. A reduction in our safety and fitness scores or those of our contracted drivers could also reduce our competitiveness in relation to other companies that have higher scores. Additionally, competition for qualified drivers and motor carriers with favorable safety ratings may increase and thus result in increases in driver-related compensation costs.

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

Our operations are subject to environmental laws and regulations dealing with, among other things, the handling of hazardous materials, discharge and retention of storm water, and emissions from our vehicles. We operate in industrial areas, where truck terminals and other industrial activities are located, and where groundwater or other forms of environmental contamination may have occurred. Our operations involve the risks of fuel spillage, environmental damage, and hazardous waste disposal, among others. If we are involved in a spill or other accident involving hazardous substances, or if we are found to be in violation of applicable environmental laws or regulations, it could significantly increase our cost of doing business. Under specific environmental laws and regulations, we could be held responsible for all of the costs relating to any contamination at our past or present terminals and at third-party waste disposal sites. If we fail to comply with applicable environmental laws and regulations, we could be subject to substantial fines or penalties and to civil and criminal liability.

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

In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced its intention to phase out LIBOR by the end of 2021. We use LIBOR as a reference rate in our revolving credit facility to calculate interest due to our lender. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. If LIBOR ceases to exist, we may need to renegotiate our credit agreement with our lender. This could have an adverse effect on our financing costs.

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

We own our Columbus, Ohio central sorting facility which is used by our Expedited Freight segment. The Columbus, Ohio facility is 125,000 square feet with 168 trailer doors.

We also own facilities near Dallas/Fort Worth, Texas, Chicago, Illinois and Atlanta, Georgia, all of which are used by the Expedited Freight segment.  The Dallas/Fort Worth, Texas facility has over 216,000 square feet with 134 trailer doors and approximately 28,000 square feet of office space.  The Chicago, Illinois facility is over 125,000 square feet with 110 trailer doors and over 10,000 square feet of office space. The Atlanta, Georgia facility is over 142,000 square feet with 118 trailer doors and approximately 12,000 square feet of office space. We lease our shared services headquarters in Greeneville, Tennessee. The lease on this facility expires in 2023. We also lease our executive headquarters in Atlanta, Georgia.

We lease and maintain 146 additional terminals, office spaces and other properties located in major cities throughout the United States and Canada. Lease terms for these terminals are typically for three to seven years. In addition, we have operations in 22 cities operated by independent agents who handle freight for us on a commission basis.

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

Part II

Item 5.        Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our Common Stock trades on The Nasdaq Global Select Stock Market™ under the symbol “FWRD.”

There were approximately 681 shareholders of record of our Common Stock as of January 15, 2020.

Subsequent to December 31, 2019, our Board of Directors declared a cash dividend of $0.18 per share that will be paid in the first quarter of 2020 to the shareholders on record on March 5, 2020. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

There are no material restrictions on our ability to declare dividends.

None of our securities were sold during fiscal year 2019 without registration under the Securities Act.

Stock Performance Graph

The following graph compares the percentage change in the cumulative shareholder return on our Common Stock with The Nasdaq Trucking and Transportation Stocks Index and The Nasdaq Global Select Stock Market™ Index commencing on the last trading day of December 2014 and ending on the last trading day of December 2019. The graph assumes a base investment of $100 made on December 31, 2014 and the respective returns assume reinvestment of all dividends. The comparisons in this graph are required by the SEC and, therefore, are not intended to forecast or necessarily be indicative of any future return on our Common Stock.

The performance graph and related information shall not be deemed “soliciting material” or be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

	2014	2015	2016	2017	2018	2019
Forward Air Corporation	$100	$85	$94	$114	$109	$139
Nasdaq Trucking and Transportation Stocks Index	100	84	103	128	116	140
Nasdaq Global Select Stock Market Index	100	106	114	147	141	200

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
October 1-31, 2019	50	$63.6	50	4,229
November 1-30, 2019	35	70.0	35	4,194
December 1-31, 2019	39	69.3	39	4,155
Total	124	$67.2	124	4,155

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

	Year ended
	December 31,	December 31,	December 31,	December 31,	December 31,
	2019	2018	2017	2016	2015
	(In thousands, except per share data)
Income Statement Data:
Operating revenue	$1,410,395	$1,320,886	$1,169,346	$1,030,210	$987,894
Income from operations	118,823	122,031	108,757	59,703	81,674
Operating margin (1)	8.4%	9.2%	9.3%	5.8%	8.3%

Net income	87,099	92,051	87,255	27,505	55,516
Net income per share:
Basic	$3.06	$3.14	$2.90	$0.90	$1.79
Diluted	$3.04	$3.12	$2.89	$0.90	$1.78

Cash dividends declared per common share	$0.72	$0.63	$0.60	$0.51	$0.48

Balance Sheet Data (at end of period):
Total assets	$990,878	$760,215	$692,622	$644,048	$702,327
Long-term obligations, net of current portion	72,249	47,335	40,588	725	28,856
Shareholders' equity	577,182	553,244	532,699	498,344	509,497

(1) Income from operations as a percentage of operating revenue

Item 7.        Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview and Executive Summary

Effective September 1, 2018, Thomas Schmitt was named the Company's President and Chief Executive Officer. Mr. Schmitt is the Company's Chief Operating Decision Maker ("CODM") and is primarily responsible for allocating resources to and assessing the performance of the Company's segments. As a result of this change in leadership, the Company revisited its strategy as discussed in Item 1 included in this Form 10-K. Due to this change in leadership and implementation of a new strategy, Management changed how it evaluates and manages the business effective in the fourth quarter of 2019 and classifies our services into three reportable segments: Expedited Freight, Intermodal and Pool Distribution. The results of our previous Expedited LTL and TLS segments have been consolidated into our Expedited Freight segment. This classification is consistent with how the CODM makes decisions about resource allocation and assesses the Company's performance. The Company has recast its financial information and disclosures for the prior periods to reflect the segment disclosures as if the current presentation had been in effect throughout all periods presented. For financial information relating to each of our business segments, see Note 10, Segment Reporting to our Consolidated Financial Statements.

Through the Expedited Freight segment, we operate a comprehensive national network to provide expedited regional, inter-regional and national LTL services. Expedited Freight offers customers local pick-up and delivery and other services including final mile, truckload, shipment consolidation and deconsolidation, warehousing, customs brokerage and other handling. We plan to grow our LTL and final mile geographic footprints through greenfield start-ups as well as acquisitions. During the year ended December 31, 2019, Expedited Freight accounted for 70.1% of our consolidated revenue.

Our Intermodal segment provides first- and last-mile high value intermodal container drayage services both to and from seaports and railheads. Intermodal also offers dedicated contract and container freight station ("CFS") warehouse and handling services. Today, Intermodal operates primarily in the Midwest and Southeast, with smaller operational presence in Southwest and Mid-Atlantic United States. We plan to grow Intermodal’s geographic footprint through acquisitions as well as greenfield start-ups where we do not have an acceptable acquisition target. During the year ended December 31, 2019, Intermodal accounted for 15.4% of our consolidated revenue.

In our Pool Distribution segment, we provide high-frequency handling and distribution of time sensitive product to numerous destinations within a specific geographic region. We offer this service throughout the Mid-Atlantic, Southeast, Midwest and Southwest United States. During the year ended December 31, 2019, Intermodal accounted for 14.7% of our consolidated revenue.

Our operations, particularly our network of hubs and terminals, represent substantial fixed costs. Consequently, our ability to increase our earnings depends in significant part on our ability to increase the amount of freight and the revenue per pound for the freight shipped through our networks and to grow other services, such as LTL pickup and delivery, final mile solutions and intermodal services, which will allow us to maintain revenue growth in challenging shipping environments. In addition, we are continuing to execute synergies across our services, particularly with service offerings in the Expedited Freight segment. Synergistic opportunities include the ability to share resources, particularly our fleet resources.

Trends and Developments

Expedited Freight Acquisitions

As part of our strategy to expand our final mile pickup and delivery operations, in April 2019, we acquired certain assets of FSA for $27.0 million in cash and additional contingent consideration ("earnout") based upon future revenue generation. The earnout opportunity is $15.0 million and had a fair value of $11.8 million as of December 31, 2019. This acquisition provides an opportunity for our Expedited Freight segment to expand its final mile service offering into additional geographic markets, form relationships with new customers, and add volumes to our existing locations. The assets, liabilities, and operating results of this acquisition have been included in the Company's consolidated financial statements from the date of acquisition and have been assigned to the Expedited Freight reportable segment. See additional discussion in Note 2, Acquisitions, Goodwill and Other Long-Lived Assets, to our Consolidated Financial Statements.

In addition, in December 2019 we signed an agreement to acquire certain assets of Linn Star for $57.2 million in cash. This acquisition closed in January 2020. The acquisition of Linn Star expands our final mile footprint to additional 20 locations.

Intermodal Acquisitions

As part of our strategy to expand our Intermodal operations, in July 2018, we acquired certain assets of Multi-Modal Transport Inc. (“MMT”) for $3.7 million, in October 2018 we acquired certain assets of Southwest Freight Distributors, Inc. (“Southwest”) for $16.3 million and in July 2019 we acquired certain assets and liabilities of O.S.T. for $12.0 million. O.S.T. is a drayage company and provides the Intermodal segment with an expanded footprint on the East Coast, with locations in the Pennsylvania, Maryland, Virginia, South Carolina and Georgia markets. These transactions were funded using cash flows from operations and provide an opportunity for our Intermodal segment to expand into additional geographic markets and add volumes to our existing locations. The assets, liabilities, and operating results of these acquisitions have been included in the Company's consolidated financial statements from the date of acquisition and have been assigned to the Intermodal reportable segment.

Results from Fixed Asset Useful Life and Salvage Value Study

The Company evaluates the reasonableness of the useful lives and salvage values of its assets on an ongoing basis. During the third quarter of 2019, the Company identified indicators that the useful lives of its owned tractors and trailers extended beyond initial expectations. As a result, management deemed it appropriate to extend the average useful life of its trailers from seven to ten years and its tractors from five to ten years. In addition, management reduced the salvage value of its tractors from 25% to 10%. No changes were made to trailer salvage values. See additional discussion in Note 2, Acquisitions, Goodwill and Other Long-Lived Assets, to our Consolidated Financial Statements.

These changes in estimates were made to assets currently owned and originally purchased new since assets purchased used were assigned individual useful lives and salvage values based on their age and condition at purchase. This change in estimate was made on a prospective basis beginning on July 1, 2019. The impact of this study on the year ended December 31, 2019 was a $2.6 million reduction in depreciation.

In addition, during the year ended December 31, 2019, management recorded a $1.2 million reserve against tractors, which reflected tractors where the expected carrying value exceeded its fair value during the year. This was recorded in other operating expenses in our Consolidated Statements of Comprehensive Income.

Results from Operations
The following table sets forth our consolidated historical financial data for the years ended December 31, 2019 and 2018 (in millions):

	Year ended December 31,
	2019	2018	Change	Percent Change
		(As Adjusted)
Operating revenue:
Expedited Freight	$988.8	$931.1	$57.7	6.2%
Intermodal	217.7	201.0	16.7	8.3
Pool Distribution	207.4	194.1	13.3	6.9
Eliminations and other operations	(3.5)	(5.3)	1.8	(34.0)
Operating revenue	1,410.4	1,320.9	89.5	6.8
Operating expenses:
Purchased transportation	639.0	613.6	25.4	4.1
Salaries, wages, and employee benefits	335.2	300.2	35.0	11.7
Operating leases	82.0	75.7	6.3	8.3
Depreciation and amortization	42.1	42.2	(0.1)	(0.2)
Insurance and claims	45.5	35.2	10.3	29.3
Fuel expense	24.2	23.1	1.1	4.8
Other operating expenses	123.6	108.8	14.8	13.6
Total operating expenses	1,291.6	1,198.8	92.8	7.7
Income (loss) from operations:
Expedited Freight	101.0	101.4	(0.4)	(0.4)
Intermodal	23.7	23.3	0.4	1.7
Pool Distribution	7.3	5.9	1.4	23.7
Other operations	(13.2)	(8.5)	(4.7)	55.3
Income from operations	118.8	122.1	(3.3)	(2.7)
Other expense:
Interest expense	(2.7)	(1.8)	(0.9)	50.0
Total other expense	(2.7)	(1.8)	(0.9)	50.0
Income before income taxes	116.1	120.3	(4.2)	(3.5)
Income taxes	29.0	28.2	0.8	2.8
Net income and comprehensive income	$87.1	$92.1	$(5.0)	(5.4)%

Note: Prior period balances have been adjusted to conform with the Company's revised segment reporting classification. See additional discussion above and in Note 10, Segment Reporting to our Consolidated Financial Statements.

Revenues

During the year ended December 31, 2019, revenue increased 6.8% compared to the year ended December 31, 2018. The revenue increase was primarily driven by increased revenue from our Expedited Freight segment of $57.7 million driven by increased final mile revenue primarily from the acquisition of FSA in April 2019. The Company's other segments also had revenue growth over prior year. Intermodal revenue increased 8.3%, primarily due to the acquisition of OST, and Pool revenue increased 6.9%.

Operating Expenses
Operating expenses increased $92.8 million primarily driven by purchased transportation increases of $25.4 million and salaries, wages and employee benefits increases of $35.0 million. Company-employed drivers are included in salaries, wages and benefits, while purchased transportation includes owner-operators and third-party carriers. Purchased transportation increased primarily due to increased volumes, but decreased as a percentage of revenue due to increased utilization of owner-operators and Company-employed drivers, which are typically less costly than third-party transportation providers. Salaries, wages and employee benefits increased primarily due to additional headcount from acquisitions, increased Company-employed driver utilization and increased personnel needs to support the additional volumes.
Operating Income and Segment Operations

Operating income decreased $3.3 million, or 2.7%, from the year ended December 31, 2018 to $118.8 million for the year ended December 31, 2019 primarily driven by a $4.7 million increase in loss from operations from Other operations due to a $6.5 million vehicle claims reserve recorded in 2019 for pending vehicular claims. Our Expedited Freight segment operating income decreased $0.4 million due to lower tonnage, higher insurance premiums and a large vehicle claim reserve, mostly offset by improvements in purchased transportation on increased utilization of owner-operators and Company-employed drivers and contributions from FSA. Our Pool and Intermodal segment saw slight increases. The results for our three reportable segments are discussed in detail in the following sections.

Interest Expense

Interest expense was $2.7 million for the year ended December 31, 2019 compared to $1.8 million for the same period in 2018. The increase in interest expense was attributable to additional borrowings on our revolving credit facility.

Income Taxes

The combined federal and state effective tax rate for the year ended December 31, 2019 was 25.0% compared to a rate of 23.4% for the same period in 2018. The higher effective tax rate for the year ended December 31, 2019 was primarily the result of increased executive compensation in the current year, which was not deductible for income tax purposes. This was partly offset by a reduction in taxable income resulting from the reinstatement of the Alternative Fuel Credit by the Internal Revenue Service on December 20, 2019 and the result of increased stock based compensation vesting when compared to the same period in 2018, which was impacted by forfeited performance shares.

Net Income

As a result of the foregoing factors, net income decreased by $5.0 million, or 5.4%, to $87.1 million for the year ended December 31, 2019 compared to $92.1 million for the same period in 2018.

Expedited Freight - Year Ended December 31, 2019 compared to Year Ended December 31, 2018

The following table sets forth our historical financial data of the Expedited Freight segment for the years ended December 31, 2019 and 2018 (in millions):

Expedited Freight Segment Information
(In millions)
(Unaudited)

	Year ended
	December 31,	Percent of	December 31,	Percent of		Percent
	2019	Revenue	2018	Revenue	Change	Change
			(As Adjusted)
Operating revenue:
Network [1]	$676.9	68.5%	$677.4	72.8%	$(0.5)	(0.1)%
Truckload	184.7	18.7	186.1	20.0	(1.4)	(0.8)
Final Mile	100.6	10.2	39.4	4.2	61.2	155.3
Other	26.6	2.7	28.2	3.0	(1.6)	(5.7)
Total operating revenue	988.8	100.0	931.1	100.0	57.7	6.2

Operating expenses:
Purchased transportation	502.7	50.8	483.1	51.9	19.6	4.1
Salaries, wages and employee benefits	200.6	20.3	182.9	19.6	17.7	9.7
Operating leases	46.7	4.7	42.0	4.5	4.7	11.2
Depreciation and amortization	27.3	2.8	29.0	3.1	(1.7)	(5.9)
Insurance and claims	23.3	2.4	18.8	2.0	4.5	23.9
Fuel expense	10.2	1.0	9.5	1.0	0.7	7.4
Other operating expenses	77.0	7.8	64.4	6.9	12.6	19.6
Total operating expenses	887.8	89.8	829.7	89.1	58.1	7.0
Income from operations	$101.0	10.2%	$101.4	10.9%	$(0.4)	(0.4)%

[1] Network revenue is comprised of all revenue, including linehaul, pickup and/or delivery, and fuel surcharge revenue, excluding accessorial, truckload and final mile revenue

Note: Prior period balances have been adjusted to conform with the Company's revised segment reporting classification. See additional discussion above and in Note 10, Segment Reporting to our Consolidated Financial Statements.

Expedited Freight Operating Statistics

	Year ended
	December 31,	December 31,	Percent
	2019	2018	Change
		(As Adjusted)

Business days	255	255	—%

Tonnage [1,2]
Total pounds	2,479,291	2,562,205	(3.2)
Pounds per day	9,723	10,048	(3.2)

Shipments [1,2]
Total shipments	3,990	4,173	(4.4)
Shipments per day	15.6	16.4	(4.9)

Weight per shipment	621	614	1.1

Revenue per hundredweight [3]	$27.21	$26.15	4.1
Revenue per hundredweight, ex fuel [3]	$22.90	$22.09	3.7

Revenue per shipment [3]	$171	$163	4.9
Revenue per shipment, ex fuel [3]	$144	$138	4.3
Network revenue from door-to-door shipments as a percentage of network revenue [3,4]	40.0%	35.3%	13.3
Network gross margin [5]	55.0%	52.0%	5.8%

1 In thousands
[2] Excludes accessorial, full truckload and final mile products
[3] Includes intercompany revenue between the Network and Truckload revenue streams
[4] Door-to-door shipments include all shipments with a pickup and/or delivery
[5] Network revenue less network purchased transportation as a percentage of network revenue

Revenues
Expedited Freight operating revenue increased $57.7 million, or 6.2%, to $988.8 million for the year ended December 31, 2019 from $931.1 million for the same period of 2018. The increase was due to increased final mile revenue of $61.2 million, partly offset by decreases in other and truckload revenue. Network revenue also had a modest decrease compared to the prior year. Final mile revenue increased primarily due to the acquisition of FSA in April 2019. Other revenue, which includes warehousing and terminal handling, decreased $1.6 million due to the lower linehaul tonnage and shipment counts. Truckload revenue decreased $1.4 million due to a 4.0% decrease in average revenue per mile, partly offset by a 0.5% increase in overall miles. The decrease in average revenue per mile was primarily driven by rate pressures from both spot market and contract rate customers.

Network revenue decreased $0.5 million due to a 4.4% decrease in shipments and a 3.2% decrease in tonnage partly offset by a 4.1% increase in revenue per hundredweight over prior year. The decrease in shipments and tonnage was due to a decrease in legacy airport-to-airport shipments. The increase in revenue per hundredweight was due to increased shipment size and revenue per shipment.

Purchased Transportation

Expedited Freight purchased transportation increased by $19.6 million, or 4.1%, to $502.7 million for the year ended December 31, 2019 from $483.1 million for the year ended December 31, 2018. As a percentage of segment operating revenue, Expedited Freight purchased transportation was 50.8% during the year ended December 31, 2019 compared to 51.9% for the same period of 2018. Expedited Freight purchased transportation includes owner-operators and third-party carriers, while Company-employed drivers are included in salaries, wages and benefits. Purchased transportation decreased as a percentage of revenue primarily due to a 300 basis point decrease in Network purchased transportation as a percentage of revenue as linehaul cost per mile decreased on increased utilization of owner-operators and Company-employed drivers over more costly third-party transportation providers. This decrease was offset primarily by an increase in final mile purchased transportation due to the acquisition of FSA and deteriorating truckload purchased transportation due to the previously mentioned revenue rate pressures.

Salaries, Wages, and Benefits

Expedited Freight salaries, wages and employee benefits increased by $17.7 million, or 9.7%, to $200.6 million for the year ended December 31, 2019 from $182.9 million in the same period of 2018. Salaries, wages and employee benefits were 20.3% of Expedited Freight’s operating revenue for the year ended December 31, 2019 compared to 19.6% for the same period of 2018. The increase in total dollars and as a percentage of revenue was primarily due to $14.7 million for additional headcount and employee wages, of which $12.1 million was due to the acquisition of FSA. An additional $6.2 million increase was due to increased utilization of Company-employed drivers to fulfill linehaul and local pickup and delivery services. These increases were partly offset by a $3.9 million decrease of employee incentives.

Operating Leases
Expedited Freight operating leases increased $4.7 million, or 11.2%, to $46.7 million for the year ended December 31, 2019 from $42.0 million for the year ended December 31, 2018.  Operating leases were 4.7% of Expedited Freight’s operating revenue for the year ended December 31, 2019 compared to 4.5% for the year ended December 31, 2018.  The increase in cost was primarily due to a $2.8 million increase in facility leases mostly from additional facilities acquired from FSA and a $2.9 million increase in tractor rentals and leases to correspond with the increase in Company-employed driver usage mentioned above. These increases were partly offset by a $1.1 million decrease in trailer rentals and leases, as old leases were replaced with purchased trailers.
Depreciation and Amortization
Expedited Freight depreciation and amortization decreased $1.7 million, or 5.9%, to $27.3 million for the year ended December 31, 2019 from $29.0 million for the year ended December 31, 2018.  Depreciation and amortization expense as a percentage of Expedited Freight operating revenue was 2.8% in the year ended December 31, 2019 compared to 3.1% for the year ended December 31, 2018.  The decrease in total dollars was primarily due to a $1.9 million decrease in trailer depreciation for the year ended December 31, 2019 compared to the same period in 2018 primarily related to extending the useful lives of its trailers from seven to ten years as discussed above. Tractor depreciation decreased $0.6 million for the year ended December 31, 2019 compared to the same period in 2018 primarily due to decreasing the salvage value of tractors from 25% to 10% as discussed above, partly offset by a decrease in tractor depreciation, as older units were replaced with tractor leases mentioned above. The net decrease of trailer and tractor depreciation of $2.5 million was partly offset by a $0.8 million of increased amortization of acquired intangibles from FSA.

Insurance and Claims
Expedited Freight insurance and claims expense increased $4.5 million, or 23.9%, to $23.3 million for the year ended December 31, 2019 from $18.8 million for the year ended December 31, 2018.  Insurance and claims as a percentage of Expedited Freight’s operating revenue was 2.4% for the year ended December 31, 2019 compared to 2.0% for the year ended December 31, 2018. The increase was attributable to a $1.0 million vehicle claim reserve recorded in the second quarter of 2019 for pending vehicular claims and a $1.8 million increase in vehicle insurance premiums. The increase was also attributable to higher accident related vehicle damage repairs, cargo claims and claims related fees. See additional discussion over the consolidated increase in self-insurance reserves related to vehicle claims in the "Other operations" section below.
Fuel Expense
Expedited Freight fuel expense increased $0.7 million, or 7.4%, to $10.2 million for the year ended December 31, 2019 from $9.5 million in the year ended December 31, 2018.  Fuel expense was 1.0% of Expedited Freight’s operating revenue for the years ended December 31, 2019 and 2018. Expedited Freight fuel expenses increased due to higher Company-employed driver miles.
Other Operating Expenses
Expedited Freight other operating expenses increased $12.6 million, or 19.6%, to $77.0 million for the year ended December 31, 2019 from $64.4 million for the year ended December 31, 2018.  Expedited Freight other operating expenses were 7.8% of operating revenue for the year ended December 31, 2019 compared to 6.9% for the year ended December 31, 2018.  The increase in total dollars and as a percentage of revenue was primarily attributable to a $2.8 million increase in parts costs for final mile installations due to the acquisition of FSA and a $1.5 million increase in loss on operating assets due to reserves for and sales of tractors. See additional discussion regarding the fixed asset useful life study above. The increase was also attributable to a $1.3 million increase in legal and professional fees and $1.2 million in higher travel-related expenses. Additionally, receivables allowance increased $0.8 million due to the third quarter of 2018 including a recovery of a previously reserved receivable. The remaining increase was due to increased terminal and office expenses and other over-the-road costs, including tolls.
Income from Operations
Expedited Freight income from operations decreased by $0.4 million, or 0.4%, to $101.0 million for the year ended December 31, 2019 compared to $101.4 million for the year ended December 31, 2018.  Expedited Freight’s income from operations was 10.2% of operating revenue for the year ended December 31, 2019 compared to 10.9% for the year ended December 31, 2018. The decrease in income from operations was due to lower tonnage, higher insurance premiums and a large vehicle claim reserve, mostly offset by improvements in Network gross margin on increased utilization of owner-operators and Company-employed drivers and contributions from FSA.

Intermodal - Year Ended December 31, 2019 compared to Year Ended December 31, 2018

The following table sets forth our historical financial data of the Intermodal segment for the years ended December 31, 2019 and 2018 (in millions):

Intermodal Segment Information
(In millions)
(Unaudited)

	Year ended
	December 31,	Percent of	December 31,	Percent of		Percent
	2019	Revenue	2018	Revenue	Change	Change
Operating revenue	$217.7	100.0%	$201.0	100.0%	$16.7	8.3%

Operating expenses:
Purchased transportation	76.9	35.3	77.1	38.4	(0.2)	(0.3)
Salaries, wages and employee benefits	52.9	24.3	43.9	21.8	9.0	20.5
Operating leases	16.4	7.5	15.9	7.9	0.5	3.1
Depreciation and amortization	8.9	4.1	6.3	3.1	2.6	41.3
Insurance and claims	6.7	3.1	5.8	2.9	0.9	15.5
Fuel expense	7.6	3.5	6.6	3.3	1.0	15.2
Other operating expenses	24.6	11.3	22.1	11.0	2.5	11.3
Total operating expenses	194.0	89.1	177.7	88.4	16.3	9.2
Income from operations	$23.7	10.9%	$23.3	11.6%	$0.4	1.7%

Intermodal Operating Statistics

	Year ended
	December 31,	December 31,	Percent
	2019	2018	Change

Drayage shipments	313,817	305,239	2.8%
Drayage revenue per shipment	$599	$567	5.6
Number of locations	21	20	5.0%

Revenues

Intermodal operating revenue increased $16.7 million, or 8.3%, to $217.7 million for the year ended December 31, 2019 from $201.0 million for the same period in 2018. The increase was primarily attributable to the increase in drayage shipments from the acquisition of O.S.T. that occurred in July 2019 and the acquisition of Southwest that occurred in November 2018. The increase was also attributable to revenue rate increases and fuel surcharge revenue on higher drayage shipments and higher fuel surcharge rates.

Purchased Transportation

Intermodal purchased transportation decreased $0.2 million, or 0.3%, to $76.9 million for the year ended December 31, 2019 from $77.1 million for the same period in 2018.  Intermodal purchased transportation as a percentage of revenue was 35.3% for the year ended December 31, 2019 compared to 38.4% for the year ended December 31, 2018.  Intermodal purchased transportation includes owner-operators and third-party carriers, while Company-employed drivers are included in salaries, wages and benefits. The decrease in Intermodal purchased transportation as a percentage of revenue was attributable to increased utilization of Company-employed drivers compared to the same period in 2018 and operating efficiencies.

Salaries, Wages, and Benefits

Intermodal salaries, wages and employee benefits increased $9.0 million, or 20.5%, to $52.9 million for the year ended December 31, 2019 compared to $43.9 million for the year ended December 31, 2018.  As a percentage of Intermodal operating revenue, salaries, wages and benefits increased to 24.3% for the year ended December 31, 2019 compared to 21.8% for the same period in 2018. The 2.5% increase in salaries, wages and employee benefits as a percentage of revenue was attributable to a 1.3% increase from utilization of Company-employed drivers and a 1.3% increase from higher administrative salaries, wages and benefits as a percentage of revenue. The increase as a percentage of revenue was also attributable to a 0.4% increase in group health insurance and workers compensation as a percentage of revenue. These increases were partly offset by a 0.3% decrease as a percentage of revenue in incentive and share based compensation to employees and a 0.2% improvement in dock pay as a percentage of revenue. The increase in administrative salaries, wages and benefits as a percentage of revenue was due to additional headcount from the acquisitions of O.S.T., Southwest and MMT.

Operating Leases

Intermodal operating leases increased $0.5 million, or 3.1% to $16.4 million for the year ended December 31, 2019 from $15.9 million for the same period in 2018.  Operating leases were 7.5% of Intermodal operating revenue for the year ended December 31, 2019 compared to 7.9% in the same period of 2018.  The decrease as a percentage of revenue was attributable to a 0.7% decrease in trailer rental charges as a percentage of revenue. This decrease as a percentage of revenue was partly offset by increases in facility rent from acquired companies and tractor rentals and leases to correspond with the increase in Company-employed driver usage mentioned above.

Depreciation and Amortization

Intermodal depreciation and amortization increased $2.6 million, or 41.3%, to $8.9 million for the year ended December 31, 2019 from $6.3 million for the same period in 2018. Depreciation and amortization expense as a percentage of Intermodal operating revenue was 4.1% for the year ended December 31, 2019 compared to 3.1% for the same period of 2018. The increase was due to $1.2 million increase in amortization of acquired intangibles. The increase in depreciation and amortization was also attributable to a $1.4 million increase in depreciation of equipment partly due to the equipment acquired from O.S.T..

Insurance and Claims

Intermodal insurance and claims expense increased $0.9 million, or 15.5%, to $6.7 million for the year ended December 31, 2019 from $5.8 million for the year ended December 31, 2018.   Intermodal insurance and claims were 3.1% of operating revenue for the year ended December 31, 2019 compared to 2.9% for the same period in 2018. The increase in Intermodal insurance and claims was primarily attributable to an increase in vehicle insurance premiums. See additional discussion over the consolidated increase in self-insurance reserves related to vehicle claims in the "Other operations" section below.

Fuel Expense

Intermodal fuel expense increased $1.0 million, or 15.2%, to $7.6 million for the year ended December 31, 2019 from $6.6 million in the same period of 2018.  Fuel expenses were 3.5% of Intermodal operating revenue for the year ended December 31,

2019 compared to 3.3% in the same period of 2018.  Intermodal fuel expenses increased due to increased Company-employed driver usage mentioned above.

Other Operating Expenses

Intermodal other operating expenses increased $2.5 million, or 11.3%, to $24.6 million for the year ended December 31, 2019 compared to $22.1 million for the same period of 2018.  Intermodal other operating expenses as a percentage of revenue for the year ended December 31, 2019 were 11.3% compared to 11.0% for the same period of 2018. The increase in Intermodal other operating expense was due mostly to a $1.0 million increase in container related rental and storage charges and a $0.6 million increase in acquisition related legal and professional fees. The increase was also due to 2018 including a $0.5 million reduction in the earn-out liability for the Atlantic acquisition. The remaining increase was due to increased terminal and office expenses and other over-the-road costs, including tolls.

Income from Operations

Intermodal’s income from operations increased by $0.4 million, or 1.7%, to $23.7 million for the year ended December 31, 2019 compared to $23.3 million for the same period in 2018.  Income from operations as a percentage of Intermodal operating revenue was 10.9% for the year ended December 31, 2019 compared to 11.6% in the same period of 2018.  The increase in operating income in total dollars was primarily attributable to the acquisitions of O.S.T., Southwest and MMT. These increases were partly offset by higher amortization and professional fees related to acquisitions and the prior period including a $0.5 million benefit from the reduction of an earn-out liability, which led to the deterioration in income from operations as a percentage of revenue.

Pool Distribution - Year Ended December 31, 2019 compared to Year Ended December 31, 2018

The following table sets forth our historical financial data of the Pool Distribution segment for the years ended December 31, 2019 and 2018 (in millions):

Pool Distribution Segment Information
(In millions)
(Unaudited)

	Year ended
	December 31,	Percent of	December 31,	Percent of		Percent
	2019	Revenue	2018	Revenue	Change	Change
Operating revenue	$207.4	100.0%	$194.1	100.0%	$13.3	6.9%

Operating expenses:
Purchased transportation	61.7	29.7	57.4	29.6	4.3	7.5
Salaries, wages and employee benefits	78.7	37.9	71.3	36.7	7.4	10.4
Operating leases	19.0	9.2	17.6	9.1	1.4	8.0
Depreciation and amortization	5.9	2.8	6.9	3.6	(1.0)	(14.5)
Insurance and claims	6.2	3.0	4.6	2.4	1.6	34.8
Fuel expense	6.5	3.1	7.0	3.6	(0.5)	(7.1)
Other operating expenses	22.1	10.7	23.4	12.1	(1.3)	(5.6)
Total operating expenses	200.1	96.5	188.2	97.0	11.9	6.3
Income from operations	$7.3	3.5%	$5.9	3.0%	$1.4	23.7%

Pool Distribution Operating Statistics

	Year ended
	December 31,	December 31,	Percent
	2019	2018	Change

Cartons [1]	104,602	92,976	12.5%
Revenue per carton	$1.98	$2.09	(5.3)
Terminals	30	28	7.1

1 In thousands

Revenues
Pool operating revenue increased $13.3 million, or 6.9%, to $207.4 million for the year ended December 31, 2019 from $194.1 million for the year ended December 31, 2018.  The increase was due to increased volumes from previously existing customers, new business and rate increases partly offset by a lower revenue per carton due to a change in customer mix. The increased volumes from previously existing and new customers was attributable in part to competitors exiting the market.

Purchased Transportation

Pool purchased transportation increased $4.3 million, or 7.5%, to $61.7 million for the year ended December 31, 2019 from $57.4 million for the year ended December 31, 2018.  Pool purchased transportation as a percentage of revenue was 29.7% for the year ended December 31, 2019 compared to 29.6% for the same period in 2018.  Pool purchased transportation includes owner-operators and third-party carriers, while Company-employed drivers are included in salaries, wages and benefits. The increase in Pool purchased transportation was attributable to increased rates charged by and increased utilization of, third-party carriers to cover the increases in revenue.

Salaries, Wages, and Benefits
Pool salaries, wages and employee benefits increased $7.4 million, or 10.4%, to $78.7 million for the year ended December 31, 2019 from $71.3 million for the year ended December 31, 2018.  As a percentage of Pool operating revenue, salaries, wages and benefits were 37.9% for the year ended December 31, 2019 compared to 36.7% for the same period in 2018. The increase was due to higher dock and driver pay and office and administrative pay. Dock pay increased due to increased dedicated revenue volumes, which required the use of more costly contract labor. Office and administrative pay increased due to additional staffing required to service business in new locations, including agent stations that were converted to Company-operated stations. Driver pay increased due to utilization of Company-employed drivers to fulfill the revenue increases.

Operating Leases

Pool operating leases increased $1.4 million, or 8.0%, to $19.0 million for the year ended December 31, 2019 from $17.6 million for the year ended December 31, 2018.  Operating leases were 9.2% of Pool operating revenue for the year ended December 31, 2019 compared to 9.1% for the year ended December 31, 2018.  Operating leases increased due to increases in tractor leases for the additional revenue discussed above and the use of leased tractors to replace old purchased equipment. The increase was also due to increased facility rent due to terminal expansions and new terminals to handle increased revenue described above. The increases in facility rent were mostly offset by 2018 including a $1.0 million charge to vacate a facility.

Depreciation and Amortization

Pool depreciation and amortization decreased $1.0 million, or 14.5%, to $5.9 million for the year ended December 31, 2019 compared to $6.9 million for the same period in 2018.  Depreciation and amortization expense as a percentage of Pool operating revenue was 2.8% for the year ended December 31, 2019 compared to 3.6% for the year ended December 31, 2018.  Trailer depreciation decreased $0.5 million compared to the same period in 2018 primarily due to extending the useful life of trailers from seven to ten years as discussed above. Tractor depreciation decreased $0.5 million as older units were replaced with tractor leases mentioned above partly offset by additional depreciation recognized during 2019 following the useful life study reduced the salvage value of tractors from 25% to 10% as discussed above.

Insurance and Claims

Pool insurance and claims increased $1.6 million, or 34.8%, to $6.2 million for the year ended December 31, 2019 from $4.6 million for the year ended December 31, 2018. As a percentage of operating revenue, insurance and claims was 3.0% for the year ended December 31, 2019 compared to 2.4% for the year ended December 31, 2018. The increase in total dollars and as a percentage of revenue was primarily due to increased vehicle insurance premiums and the prior period including a $0.5 million reimbursement for claims related legal fees. See additional discussion over the consolidated increase in self-insurance reserves related to vehicle claims in the "Other operations" section below.

Fuel Expense

Pool fuel expense decreased $0.5 million, or 7.1%, to $6.5 million for the year ended December 31, 2019 from $7.0 million for the year ended December 31, 2018.  Fuel expenses were 3.1% of Pool operating revenue during the year ended December 31,

2019 compared to 3.6% for the year ended December 31, 2018.  Pool fuel expenses decreased due to lower year-over-year fuel prices, partly offset by increased utilization of Company-employed drivers.

Other Operating Expenses

Pool other operating expenses decreased $1.3 million, or 5.6%, to $22.1 million for the year ended December 31, 2019 compared to $23.4 million for the year ended December 31, 2018.  Pool other operating expenses were 10.7% of operating revenue for the year ended December 31, 2019 compared to 12.1% for the year ended December 31, 2018. Other operating expenses included equipment maintenance, terminal and office expenses, professional fees and other over-the-road costs.  As a percentage of revenue, the decrease was primarily attributable to a $2.0 million decrease in agent station handling costs due to the conversion of agent stations to Company-operated stations and lower revenue volumes from the remaining agent stations. This decrease was partly offset by increases in terminal and office expenses related to the new terminal locations.

Income from Operations

Pool income from operations increased by $1.4 million, or 23.7% to $7.3 million for the year ended December 31, 2019 from $5.9 million for the year ended December 31, 2018.  Pool income from operations was 3.5% of operating revenue for the year ended December 31, 2019 compared to 3.0% of operating revenue for the year ended December 31, 2018.  The improvement in Pool operating income in total dollars and as a percentage of revenue was due to increased revenue from new location wins, which included additional volumes from existing customers and new business wins and revenue rate increases. Pool's operating income also improved due to a $1.0 million charge to vacate a facility during 2018.

Other operations - Year Ended December 31, 2019 compared to Year Ended December 31, 2018

Other operating activity declined from an $8.5 million operating loss during the year ended December 31, 2018 to a $13.2 million operating loss during the year ended December 31, 2019. The year ended December 31, 2019 included $6.5 million in vehicular reserves for unfavorable development of second quarter 2019 claims and increases to our loss development factors for vehicle and workers' compensation claims of $2.8 million and $0.3 million, respectively. The loss was also attributed to $3.6 million in costs related to the CEO transition.

The $8.5 million operating loss included in other operations and corporate activities for the year ended December 31, 2018 included a $6.0 million increase in self-insurance reserves related to existing vehicular claims and $0.8 million in self- insurance reserves resulting from workers' compensation claims. The loss was also attributable to $1.1 million in costs related to the CEO transition, comprised of recruiting fees and retention share awards.

Results of Operations

The following table sets forth our historical financial data for the years ended December 31, 2018 and 2017 (in millions):

	Year ended December 31,
	2018	2017	Change	Percent Change
	(As Adjusted)	(As Adjusted)
Operating revenue:
Expedited Freight	$931.1	$850.4	$80.7	9.5%
Intermodal	201.0	154.7	46.3	29.9
Pool Distribution	194.1	168.5	25.6	15.2
Eliminations and other operations	(5.3)	(4.3)	(1.0)	23.3
Operating revenue	1,320.9	1,169.3	151.6	13.0
Operating expenses:
Purchased transportation	613.6	545.1	68.5	12.6
Salaries, wages, and employee benefits	300.2	265.8	34.4	12.9
Operating leases	75.7	63.8	11.9	18.7
Depreciation and amortization	42.2	41.1	1.1	2.7
Insurance and claims	35.2	29.6	5.6	18.9
Fuel expense	23.1	16.5	6.6	40.0
Other operating expenses	108.8	98.6	10.2	10.3
Total operating expenses	1,198.8	1,060.5	138.3	13.0
Income (loss) from operations:
Expedited Freight	101.4	91.2	10.2	11.2
Intermodal	23.3	13.0	10.3	79.2
Pool Distribution	5.9	6.4	(0.5)	(7.8)
Other operations	(8.5)	(1.8)	(6.7)	372.2
Income from operations	122.1	108.8	13.3	12.2
Other expense:
Interest expense	(1.8)	(1.2)	(0.6)	50.0
Total other expense	(1.8)	(1.2)	(0.6)	50.0
Income before income taxes	120.3	107.6	12.7	11.8
Income taxes	28.2	20.3	7.9	38.9
Net income and comprehensive income	$92.1	$87.3	$4.8	5.5%

Note: Prior period balances have been adjusted to conform with the Company's revised segment reporting classification. See additional discussion above and in Note 10, Segment Reporting to our Consolidated Financial Statements.

Revenues

During the year ended December 31, 2018, revenue increased 13.0% compared to the year ended December 31, 2017. The revenue increase was primarily driven by increased revenue from our Expedited Freight segment of $80.7 million driven by increased network revenue and other terminal based revenue over the prior year. The company's other segments also had revenue growth over prior year.

Operating Expenses

Operating expenses increased $138.3 million primarily driven by purchased transportation increases of $68.5 million and salaries, wages and employee benefits increases of $34.4 million. Company-employed drivers are included in salaries, wages and benefits, while purchased transportation includes owner-operators and third-party carriers. Purchased transportation increased primarily due to increased volumes, increased utilization of third-party transportation providers, which are typically more costly than owner-operators and rate increases to owner-operators. Salaries, wages and employee benefits increased primarily due to increased personnel needs to support the additional volumes.
Operating Income and Segment Operations

Operating income increased $13.3 million, or 12.2%, from the year ended December 31, 2017 to $122.1 million for the year ended December 31, 2018 primarily driven by a $10.2 million increase from our Expedited Freight segment and a $10.3 million increase from our Intermodal segment, offset by a $6.7 million decrease in other operations. The increase in Expedited Freight was primarily due to increased revenue due to higher shipments, tonnage and fuel surcharge revenue. The increase in Intermodal was primarily due to increased high-margin storage and fuel revenues and a full year of its Atlantic acquisition. Other operations decreased primarily due to increased insurance reserves and CEO transition costs. The results for our three reportable segments are discussed in detail in the following sections.

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

Expedited Freight - Year Ended December 31, 2018 compared to Year Ended December 31, 2017

The following table sets forth our historical financial data of the Expedited Freight segment for the years ended December 31, 2018 and 2017 (in millions):

Expedited Freight Segment Information
(In millions)
(Unaudited)

	Year ended
	December 31,	Percent of	December 31,	Percent of		Percent
	2018	Revenue	2017	Revenue	Change	Change
	(As Adjusted)		(As Adjusted)
Operating revenue:
Network [1]	$677.4	72.8%	$603.6	71.0%	$73.8	12.2%
Truckload	186.1	20.0	195.3	23.0	(9.2)	(4.7)
Final Mile	39.4	4.2	27.8	3.3	11.6	41.7
Other	28.2	3.0	23.7	2.8	4.5	19.0
Total operating revenue	931.1	100.0	850.4	100.0	80.7	9.5

Operating expenses:
Purchased transportation	483.1	51.9	436.7	51.4	46.4	10.6
Salaries, wages and employee benefits	182.9	19.6	166.9	19.6	16.0	9.6
Operating leases	42.0	4.5	37.6	4.4	4.4	11.7
Depreciation and amortization	29.0	3.1	28.4	3.3	0.6	2.1
Insurance and claims	18.8	2.0	20.8	2.4	(2.0)	(9.6)
Fuel expense	9.5	1.0	7.1	0.8	2.4	33.8
Other operating expenses	64.4	6.9	61.7	7.3	2.7	4.4
Total operating expenses	829.7	89.1	759.2	89.3	70.5	9.3
Income from operations	$101.4	10.9%	$91.2	10.7%	$10.2	11.2%

[1] Network revenue is comprised of all revenue, including linehaul, pickup and/or delivery, and fuel surcharge revenue, excluding accessorial, truckload and final mile revenue

Note: Prior period balances have been adjusted to conform with the Company's revised segment reporting classification. See additional discussion above and in Note 10, Segment Reporting to our Consolidated Financial Statements.

Expedited Freight Operating Statistics

	Year ended
	December 31,	December 31,	Percent
	2018	2017	Change
	(As Adjusted)	(As Adjusted)

Business days	255	254	0.4%

Tonnage [1,2]
Total pounds	2,562,205	2,478,059	3.4
Pounds per day	10,048	9,756	3.0

Shipments [1,2]
Total shipments	4,173	4,048	3.1
Shipments per day	16.4	15.9	3.1

Weight per shipment	614	612	0.3

Revenue per hundredweight [3]	$26.15	$23.91	9.4
Revenue per hundredweight, ex fuel [3]	$22.09	$21.30	3.7

Revenue per shipment [3]	$163	$146	11.6
Revenue per shipment, ex fuel [3]	$138	$130	6.2%
Network revenue from door-to-door shipments as a percentage of network revenue [3,4]	35.3%	34.9%	1.1
Network gross margin [5]	52.0%	54.5%	(4.6)

1 In thousands
[2] Excludes accessorial, full truckload and final mile products
[3] Includes intercompany revenue between the Network and Truckload revenue streams
[4] Door-to-door shipments include all shipments with a pickup and/or delivery
[5] Network revenue less network purchased transportation as a percentage of network revenue

Revenues
Expedited Freight operating revenue increased $80.7 million, or 9.5% , to $931.1 million for the year ended December 31, 2018 from $850.4 million for the same period of 2017. This increase was due to increased network revenue, final mile revenue and other terminal based revenue over the prior year, partially offset by a decrease in truckload revenue. Network revenue increased $73.8 million due to a 3.1% increase in shipments, a 3.4% increase in tonnage and a 9.4% increase in revenue per hundredweight over prior year. The increase in tonnage was due to an increase in class-rated shipments and the increase in revenue per hundredweight was due to increased fuel prices, shipment size and revenue per shipment.

Final mile revenue increased $11.6 million primarily due to new business wins in the final mile service offering. Other revenue, which includes terminal handling and warehousing, increased $4.5 million. Truckload revenue decreased $9.2 million due to deliberate shedding of lower margin business as well as reduced fleet capacity versus the prior year period.

Purchased Transportation
Expedited Freight purchased transportation increased by $46.4 million, or 10.6%, to $483.1 million for the year ended December 31, 2018 from $436.7 million for the year ended December 31, 2017. As a percentage of segment operating revenue, Expedited Freight purchased transportation was 51.9% during the year ended December 31, 2018 compared to 51.4% for the same period of 2017. Expedited Freight purchased transportation includes owner-operators and third-party carriers, while Company-employed drivers are included in salaries, wages and benefits. The increase as a percentage of revenue was mostly due to an increase in our cost per mile as a result of increased utilization of third-party transportation providers, which are typically more costly than owner-operators, and rate increases to owner-operators.

Salaries, Wages, and Benefits

Expedited Freight salaries, wages and employee benefits increased by $16.0 million, or 9.6%, to $182.9 million for the year ended December 31, 2018 from $166.9 million in the same period of 2017. Salaries, wages and employee benefits were 19.6% of Expedited Freight’s operating revenue for the years ended December 31, 2018 and 2017. Health insurance costs decreased 0.4% as a percentage of revenue, however, was offset by increased driver and dock pay. Driver pay increased due to increased utilization of Company-employed drivers for transportation services and dock pay increased due to the higher tonnage volumes mentioned above.

Operating Leases
Expedited Freight operating leases increased $4.4 million, or 11.7%, to $42.0 million for the year ended December 31, 2018 from $37.6 million for the year ended December 31, 2017.  Operating leases were 4.5% of Expedited Freight’s operating revenue for the year ended December 31, 2018 compared to 4.4% for the year ended December 31, 2017.  The increase in cost is due to a $3.9 million increase in tractor rentals and leases and $2.3 million of additional facility lease expenses partly offset by a $1.8 million decrease in trailer leases and equipment rentals. Tractor leases increased due to the increased usage of Company-employed drivers mentioned above and facility leases increased due to the expansion of certain facilities. Trailer leases and equipment rentals decreased due to prior year rentals and leases that were replaced with purchased units.
Depreciation and Amortization
Expedited Freight depreciation and amortization increased $0.6 million, or 2.1%, to $29.0 million for the year ended December 31, 2018 from $28.4 million for the year ended December 31, 2017.  Depreciation and amortization expense as a percentage of Expedited Freight operating revenue was 3.1% in the year ended December 31, 2018 compared to 3.3% for the year ended December 31, 2017.   The decrease as a percentage of revenue was due to lower amortization expenses partly offset by the purchase of new trailers during 2018. The lower amortization expense was due to the completion of the useful life for an acquired customer relationship.
Insurance and Claims
Expedited Freight insurance and claims expense decreased $2.0 million, or 9.6%, to $18.8 million for the year ended December 31, 2018 from $20.8 million for the year ended December 31, 2017.  Insurance and claims as a percentage of Expedited Freight’s operating revenue was 2.0% for the year ended December 31, 2018 compared to 2.4% for the year ended December 31, 2017.  The decrease as a percentage of revenue was attributable to lower vehicle liability claims and insurance premiums. At a consolidated level, vehicle claims reserves increased; see discussion in the "Other operations" section below.

Fuel Expense
Expedited Freight fuel expense increased $2.4 million, or 33.8%, to $9.5 million for the year ended December 31, 2018 from $7.1 million in the year ended December 31, 2017.  Fuel expense was 1.0% of Expedited Freight’s operating revenue for the year ended December 31, 2018 compared to 0.8% for the year ended December 31, 2017. Expedited Freight fuel expenses increased due to higher year-over-year fuel prices and increased Company-employed driver miles.
Other Operating Expenses
Expedited Freight other operating expenses increased $2.7 million, or 4.4%, to $64.4 million for the year ended December 31, 2018 from $61.7 million for the year ended December 31, 2017.  Expedited Freight other operating expenses were 6.9% of operating revenue for the year ended December 31, 2018 compared to 7.3% for the year ended December 31, 2017.  Other operating expenses included equipment maintenance, terminal and office expenses, professional fees, and other costs of transiting our network. The decrease as percentage of revenue was primarily the result of lower owner-operator costs, such as tolls, and lower maintenance due to the increased utilization of brokered transportation mentioned above. Additional decrease as a percentage of revenue was due to the year ended December 31, 2018 including the recovery of previously reserved receivables, while the same period of 2017 included an increase in receivables allowance.
Income from Operations
Expedited Freight income from operations increased by $10.2 million, or 11.2%, to $101.4 million for the year ended December 31, 2018 compared to $91.2 million for the year ended December 31, 2017.   Expedited Freight’s income from operations was 10.9% of operating revenue for the year ended December 31, 2018 compared to 10.7% for the year ended December 31, 2017. The increase in income from operations was due to increases in revenue due to higher shipments, tonnage and fuel surcharge revenue as well as the deliberate shedding of lower margin truckload business. These improvements were mostly offset by increased utilization of third-party transportation providers.

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

Revenues

Intermodal operating revenue increased $46.3 million, or 29.9%, to $201.0 million for the year ended December 31, 2018 from $154.7 million for the same period in 2017. The increases in operating revenue were primarily attributable to a full year of revenue from Atlantic, which was acquired in May 2017, the impact of increased fuel surcharges and increased rental and storage revenues.

Purchased Transportation

Intermodal purchased transportation increased $13.5 million, or 21.2%, to $77.1 million for the year ended December 31, 2018 from $63.6 million for the same period in 2017.  Intermodal purchased transportation as a percentage of revenue was 38.4% for the year ended December 31, 2018 compared to 41.1% for the year ended December 31, 2017.  Intermodal purchased transportation includes owner-operators and third-party carriers, while Company-employed drivers are included in salaries, wages and benefits. The decrease in Intermodal purchased transportation as a percentage of revenue was attributable to a change in revenue mix, as Intermodal had higher increases to revenue lines that did not require the use of purchased transportation. This was partly offset by a higher utilization of owner-operators as opposed to Company-employed drivers during 2018 compared to the same period of 2017, as Atlantic utilized more owner-operators than Company-employed drivers.

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

Operating Leases

Intermodal operating leases increased $2.4 million, or 17.8% to $15.9 million for the year ended December 31, 2018 from $13.5 million for the same period in 2017.  Operating leases were 7.9% of Intermodal operating revenue for the year ended December 31, 2018 compared to 8.7% in the same period of 2017.  Operating leases decreased as a percentage of revenue since revenue that does not require trailer rentals increased at a faster pace than those that required trailer rental charges. The decrease as a percentage of revenue is also attributable to utilization of owned equipment acquired from Atlantic and the increase in revenue out-pacing the increase in facility rents.

Depreciation and Amortization

Intermodal depreciation and amortization increased $0.5 million, or 8.6%, to $6.3 million for the year ended December 31, 2018 from $5.8 million for the same period in 2017. Depreciation and amortization expense as a percentage of Intermodal operating revenue was 3.1% for the year ended December 31, 2018 compared to 3.8% for the same period of 2017. The increase in depreciation and amortization is due the amortization of intangible assets acquired during 2017 and 2018. Depreciation and amortization decreased as a percentage of revenue since revenue that does not require equipment increased at a faster pace than those that required equipment.

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

Pool Distribution - Year Ended December 31, 2018 compared to Year Ended December 31, 2017

The following table sets forth our historical financial data of the Pool Distribution segment for the years ended December 31, 2018 and 2017 (in millions):

Pool Distribution Segment Information
(In millions)
(Unaudited)

	Year ended
	December 31,	Percent of	December 31,	Percent of		Percent
	2018	Revenue	2017	Revenue	Change	Change
Operating revenue	$194.1	100.0%	$168.5	100.0%	$25.6	15.2%

Operating expenses:
Purchased transportation	57.4	29.6	47.5	28.2	9.9	20.8
Salaries, wages and employee benefits	71.3	36.7	62.7	37.2	8.6	13.7
Operating leases	17.6	9.1	13.3	7.9	4.3	32.3
Depreciation and amortization	6.9	3.6	6.8	4.0	0.1	1.5
Insurance and claims	4.6	2.4	4.7	2.8	(0.1)	(2.1)
Fuel expense	7.0	3.6	5.5	3.3	1.5	27.3
Other operating expenses	23.4	12.1	21.6	12.8	1.8	8.3
Total operating expenses	188.2	97.0	162.1	96.2	26.1	16.1
Income from operations	$5.9	3.0%	$6.4	3.8%	$(0.5)	(7.8)%

Pool Distribution Operating Statistics

	Year ended
	December 31,	December 31,	Percent
	2018	2017	Change

Cartons [1]	92,976	82,196	13.1%
Revenue per Carton	$2.09	$2.05	2.0
Terminals	28	28	—%

1 In thousands

Revenues
Pool operating revenue increased $25.6 million, or 15.2%, to $194.1 million for the year ended December 31, 2018 from $168.5 million for the year ended December 31, 2017.  The increase was due to increased volumes from previously existing customers, new business and rate increases.

Purchased Transportation

Pool purchased transportation increased $9.9 million, or 20.8%, to $57.4 million for the year ended December 31, 2018 from $47.5 million for the year ended December 31, 2017.  Pool purchased transportation as a percentage of revenue was 29.6% for the year ended December 31, 2018 compared to 28.2% for the same period in 2017.  Pool purchased transportation includes owner-operators and third-party carriers, while Company-employed drivers are included in salaries, wages and benefits. The increase in Pool purchased transportation as a percentage of revenue was attributable to increased rates charged by, and increased utilization of, third-party carriers to cover the increases in revenue.

Salaries, Wages, and Benefits
Pool salaries, wages and employee benefits of Pool increased $8.6 million, or 13.7%, to $71.3 million for the year ended December 31, 2018 from $62.7 million for the year ended December 31, 2017.  As a percentage of Pool operating revenue, salaries, wages and benefits were 36.7% for the years ended December 31, 2018 compared to 37.2% for the same period in 2017.  The decrease in salaries, wages and benefits as a percentage of revenue was the result of decreases in employee incentives, driver pay and group health insurance costs partly offset by increased dock pay. Dock pay deteriorated as a percentage of revenue as increasing revenue volumes required the use of more costly contract labor.

Operating Leases

Pool operating leases increased $4.3 million, or 32.3%, to $17.6 million for the year ended December 31, 2018 from $13.3 million for the year ended December 31, 2017.  Operating leases were 9.1% of Pool operating revenue for the year ended December 31, 2018 compared to 7.9% for the year ended December 31, 2017.  Operating leases increased as a percentage of revenue due to increases in facility lease expenses and tractor leases for the additional revenue discussed above and the use of leased tractors to replace old purchased equipment. The increase in facility lease expenses is mostly due to a $1.0 million charge to vacate a facility.

Depreciation and Amortization

Pool depreciation and amortization increased $0.1 million, or 1.5%, to $6.9 million for the year ended December 31, 2018 compared to $6.8 million for the same period in 2017.  Depreciation and amortization expense as a percentage of Pool operating revenue was 3.6% for the year ended December 31, 2018 compared to 4.0% for the year ended December 31, 2017.  The decrease in Pool depreciation and amortization as a percentage of revenue was due to the increase in leased tractors mentioned above instead of purchased equipment, partly offset by increased trailer depreciation on trailers purchased during 2018.

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

Other operations - Year Ended December 31, 2018 compared to Year Ended December 31, 2017

Other operating activity declined from a $1.8 million operating loss during the year ended December 31, 2017 to an $8.5 million operating loss during the year ended December 31, 2018. The year ended December 31, 2018 included a $6.0 million increase in self-insurance reserves related to existing vehicular claims and $0.8 million in self-insurance reserves resulting from analysis of our workers' compensation claims. The loss was also attributable to $1.1 million in costs related to the CEO transition, comprised of recruiting fees and retention share awards.

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

Self-Insurance Loss Reserves

Under U.S. Department of Transportation (“DOT”) regulations, the Company is liable for property damage and personal injuries caused by owner-operators and Company-employed drivers while they are operating on the Company's behalf. Additionally, from time to time, the drivers employed and engaged by the third-party transportation carriers the Company contracts with are involved in accidents, which may result in serious personal injuries. The resulting types and/or amounts of damages may be excluded by or exceed the amount of insurance coverage maintained by the contracted carrier. Although these drivers are not Company employees, all of these drivers are employees, owner-operators, or independent contractors working for carriers and, from time to time, claims may be asserted against us for their actions, or for the Company's actions in retaining them.

The Company currently maintains liability insurance coverage that it believes is adequate to cover third-party claims. The Company has a self-insured retention ("SIR") of $3 million per occurrence for vehicle and general liability claims and will be responsible for any damages and personal injuries below that self-insured amount.

The Company may also be subject to claims for workers’ compensation. The Company maintains workers’ compensation insurance coverage that it believes is adequate to cover such claims. The Company has a SIR of approximately $0.4 million for each such claim, except in Ohio, where it is a qualified self-insured entity with an approximately $0.5 million SIR.

The amount of self-insurance loss reserves and loss adjustment expenses is determined based on an estimation process that uses information obtained from both company-specific and industry data, as well as general economic information. The Company estimates its self-insurance loss exposure by evaluating the merits and circumstances surrounding individual known claims and by performing actuarial analysis to determine an estimate of probable losses on claims incurred but not reported.  Such losses should be realized immediately as the events underlying the claims have already occurred as of the balance sheet dates.

The estimation process for self-insurance loss exposure requires management to continuously monitor and evaluate the life cycle of claims. Using data obtained from this monitoring and the Company’s assumptions about the emerging trends, management develops an estimate ultimate claims based on its historical experience and other available market information. The most significant assumptions used in the estimation process include determining the trend in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. The Company utilizes quarterly actuarial analyses to evaluate open claims and estimate the ongoing development exposure.

As of December 31, 2019 and 2018, the Company had insurance reserves of $66.2 million and $54.2 million, respectively, which included reserves in excess of the SIR expected to be reimbursed from third-party insurance carriers. The long-term portion of this liability is $49.8 million, which is included in “Other long-term liabilities,” and the remainder is included in “Insurance and Claims accruals” on the Company’s Balance Sheets.

As of December 31, 2019, the Company recognized an insurance proceeds receivable and claims payable of $34.1 million for open vehicle and workers’ compensation claims in excess of the Company's stop-loss limits. As of December 31, 2018, the Company recognized an insurance proceeds receivable and claims payable of $28.5 million for open vehicle and workers’ compensation claims in excess of the Company's stop-loss limits. These balances are recorded in other assets and other long-term liabilities, respectively, in the Company's consolidated balance sheets.

Business Combinations and Goodwill

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

Goodwill is recorded at cost based on the excess of purchase price over the fair value of net assets acquired. Goodwill and intangible assets with indefinite lives are not amortized but the Company conducts an annual (or more frequently if circumstances indicate possible impairment) impairment test of goodwill for each reporting unit at June 30 of each year.  Examples of such events or circumstances could include a significant change in business climate or a loss of significant customers. Other intangible assets are amortized over their useful lives. Results of impairment testing are described in Note 2, Acquisitions, Goodwill and Other Long-Lived Assets.

Acquisitions are accounted for using the purchase method.  The definite-lived intangible assets of the Company resulting from acquisition activity and the related amortization are described in Note 2, Acquisitions, Goodwill and Other Long-Lived Assets.

Liquidity and Capital Resources
     We have historically financed our working capital needs, including capital expenditures, with cash flows from operations and borrowings under our senior credit facility line of credit.

Year Ended December 31, 2019 Cash Flows compared to December 31, 2018 Cash Flows

Net cash provided by operating activities totaled approximately $159.0 million for the year ended December 31, 2019 compared to approximately $152.6 million for the year ended December 31, 2018. The $6.4 million increase in cash provided by operating activities is mainly attributable to a $14.2 million improvement in the collection of receivables, primarily related to lower days sales outstanding for Pool and final mile receivables and a decrease in estimated income tax payments. This increase was partly offset by a $3.8 million decrease in accounts payable and accrued expenses, a $3.5 million increase in prepaid expenses due to the purchase of cloud-based software and a $2.9 million decrease in net earnings after consideration of non-cash items.

Net cash used in investing activities was approximately $63.9 million for the year ended December 31, 2019 compared with approximately $55.5 million during the year ended December 31, 2018. Investing activities during the year ended December 31, 2019 consisted primarily of FSA for $27.0 million, O.S.T. for $12.0 million and net capital expenditures of $24.9 million primarily for new trailers, information technology and facility equipment. Investing activities during the year ended December 31, 2018 consisted primarily of net capital expenditures of $35.2 million primarily for new trailers, information technology and sorting equipment and $20.0 million used to acquire Southwest and MMT.  The proceeds from disposal of property and equipment during the year ended December 31, 2019 and 2018 were primarily from sales of older trailers and tractors.

Net cash used in financing activities totaled approximately $56.0 million for the year ended December 31, 2019 compared with net cash used in financing activities of $75.3 million for the year ended December 31, 2018.  The $19.3 million decrease was attributable to a $13.0 million increase in net borrowings from our revolving credit facility. The year ended December 31, 2019 also included $56.2 million used to repurchase shares of our common stock, which was a $9.9 million decrease from the $66.1 million used to repurchase shares of common stock for the same period of 2018. These were partly offset by a $2.0 million increase in payments of cash dividends due to an increase in dividend per share from $0.63 per share in the year ended December 31, 2018 to $0.72 per share in the year ended December 31, 2019, partly offset by a decrease in the outstanding share count during the year ended December 31, 2019 compared to the same period in 2018. Additionally, there was a $0.9 million decrease in cash from employee stock transactions and related tax benefits and a $0.7 million increase in payments of debt and finance lease obligations.

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

Share Repurchases and Dividends

     See Note 11, Shareholders' Equity, to our Consolidated Financial Statements for a discussion of our share repurchases and dividends during the period.

Off-Balance Sheet Arrangements

At December 31, 2019, we had letters of credit outstanding from banks totaling $14.0 million required primarily by our workers’ compensation and vehicle liability insurance providers.

Contractual Obligations and Commercial Commitments

Our contractual obligations and other commercial commitments as of December 31, 2019 (in thousands) are summarized below:

Contractual Obligations	Payment Due Period (in millions)
					2025 and
	Total	2020	2021-2022	2023-2024	Thereafter
Finance lease obligations	$6.9	$1.6	$3.0	$2.0	$0.3
Equipment purchase commitments	6.4	6.4	—	—	—
Operating leases	184.7	61.8	78.7	36.9	7.3
Total contractual cash obligations	$198.0	$69.8	$81.7	$38.9	$7.6

Not included in the above table are $67.5 million in borrowings outstanding under the revolving credit facility, reserves for unrecognized tax benefits of $1.0 million and self-insurance claims of $34.1 million. The equipment purchase commitments are for various trailers, vehicles and forklifts.  All of the above commitments are expected to be funded by cash on hand and cash flows from operations.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates principally to changes in interest rates and fuel prices. Our interest rate exposure relates principally to changes in interest rates for borrowings under our senior unsecured credit facility. The revolving credit had $67.5 million outstanding at December 31, 2019 and bears interest at variable rates. However, a hypothetical increase in our credit facility borrowing rate of 150 basis points, or an increase in the total effective interest rate from 3.7% to 5.2%, would increase our annual interest expense by approximately $0.9 million and would have decreased our annual cash flow from operations by approximately $0.9 million.

Our only other debt are finance lease obligations totaling $6.3 million.  These lease obligations all bear interest at a fixed rate.  Accordingly, there is no exposure to market risk related to these finance lease obligations.

We are exposed to the effects of changes in the price and availability of fuel, as more fully discussed in Item 1A, “Risk Factors” - under the title “Volatility in fuel prices, shortages of fuel or the ineffectiveness of our fuel surcharge program can have a material adverse effect on our results of operations and profitability.”

Item 8.        Financial Statements and Supplementary Data

The response to this item is submitted as a separate section of this report.

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2019.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-K has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.  Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2019. In making this assessment, management used the framework set forth by the Committee on Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework ("2013 Framework"). Based on our assessment, we have concluded, as of December 31, 2019, that our internal control over financial reporting was effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements for the year ended December 31, 2019, has issued an attestation report on the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

As part of the implementation of ASU 2016-02, Leases, as of January 1, 2019, the Company implemented changes to internal controls to meet the standard's reporting and disclosure requirements. Management believes that these controls were effective as of December 31, 2019. There were no other changes in our internal control over financial reporting during the three months ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Forward Air Corporation

Opinion on Internal Control over Financial Reporting

We have audited Forward Air Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Forward Air Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the "financial statements") and our report dated February 24, 2020 expressed an unqualified opinion thereon.

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
February 24, 2020

Item 9B.    Other Information

Not applicable.

Part III

Item 10.        Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated herein by reference to our proxy statement for the 2020 Annual Meeting of Shareholders (the “2020 Proxy Statement”). The 2020 Proxy Statement will be filed with the SEC not later than 120 days subsequent to December 31, 2019.

Item 11.        Executive Compensation

The information required by this item is incorporated herein by reference to the 2020 Proxy Statement.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated herein by reference to the 2020 Proxy Statement.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the 2020 Proxy Statement.

Item 14.        Principle Accounting Fees and Services

The information required by this item is incorporated herein by reference to the 2020 Proxy Statement.

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

Forward Air Corporation
Date:	February 24, 2020	By:	/s/ Michael J. Morris
Michael J. Morris
Chief Financial Officer and Treasurer
(Principal Financial Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas Schmitt	Chairman, President and Chief Executive Officer	February 24, 2020
Thomas Schmitt	(Principal Executive Officer)

/s/ Michael J. Morris	Chief Financial Officer and Treasurer	February 24, 2020
Michael J. Morris	(Principal Financial Officer)

/s/ R. Craig Carlock	Lead Director	February 24, 2020
R. Craig Carlock

/s/ Ronald W. Allen	Director	February 24, 2020
Ronald W. Allen

/s/ Ana B. Amicarella	Director	February 24, 2020
Ana B. Amicarella

/s/ Valerie A. Bonebrake	Director	February 24, 2020
Valerie A. Bonebrake

/s/ C. Robert Campbell	Director	February 24, 2020
C. Robert Campbell

/s/ C. John Langley, Jr.	Director	February 24, 2020
C. John Langley, Jr.

/s/ G. Michael Lynch	Director	February 24, 2020
G. Michael Lynch

/s/ Laurie A. Tucker	Director	February 24, 2020
Laurie A. Tucker

/s/ W. Gil West	Director	February 24, 2020
W. Gil West

Annual Report on Form 10-K

Item 8, Item 15(a)(1) and (2), (a)(3), (b) and (c)

List of Financial Statements and Financial Statement Schedule

Financial Statements and Supplementary Data

Certain Exhibits

Financial Statement Schedule

Year Ended December 31, 2019

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Forward Air Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Forward Air Corporation (the Company) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements“). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), Forward Air Corporation’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2020 expressed an unqualified opinion thereon.

Adoption of ASC 842, Leases

As discussed in Note 6 to the consolidated financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of ASC 842, Leases.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicated the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Self-Insurance Loss Reserves
Description of the Matter
The liability for self-insurance loss reserves totaled $66.2 million at December 31, 2019 which includes self-insurance reserves for vehicle liability claims. The long-term portion of this liability was included in “Other long-term liabilities,” and the remainder was included in “Insurance and claims” on the Company’s Balance Sheets. As more fully described in Note 1 to the consolidated financial statements, the self-insurance reserves include estimates for both known claims and future claims development and are based on company-specific and industry data, as well as general economic information.

Auditing the Company’s self-insurance reserves for vehicle liability claims was complex, highly subjective and required significant judgment due to the actuarial techniques and significant assumptions used. The Company utilizes actuarial analyses to evaluate open claims and estimate the ongoing development exposure. The most significant assumptions used in the estimation process include determining the trend in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported, changes in the timing of the reporting of losses from the loss date to the notification date, and the expected costs to settle unpaid claims.

How We Addressed the Matter in Our Audit
We tested internal controls over management’s review of the completeness and accuracy of data inputs used in the actuarial analysis and review of the actuarial assumptions and reserve calculations.

To test the self-insurance loss reserves for vehicle liability claims, our audit procedures included, among others, evaluating the methodologies used and the significant actuarial assumptions discussed above, as well as performing substantive procedures over underlying data and calculations used in the analyses. We tested claims data by agreeing the data to supporting source documentation and payment information. We evaluated whether changes to the reserves for known claims were being recognized timely based on the underlying available data and current estimates. We involved actuarial specialists to assist in our evaluation of the actuarial methodologies used as well as to independently calculate a range of reserve estimates for comparison to the recorded reserves.

Accounting for Acquisitions
Description of the Matter
During 2019, the Company acquired certain net assets of FSA Logistix (“FSA”) and O.S.T. Logistics, Inc. and O.S.T. Trucking Co., Inc. (together referred to as “O.S.T.”) for total net consideration of $39 million and a potential earnout of up to $15 million, as disclosed in Note 2 to the consolidated financial statements. These transactions were accounted for as business combinations.

Auditing the Company's accounting for its business combinations was complex due to the significant estimation required by management to determine the fair value of the acquired assets and liabilities, especially the customer relationship intangible assets of $23.6 million and the contingent consideration liability of $11.8 million. The significant estimation was primarily due to the complexity of the valuation models used by management to measure the fair value of the customer-related intangible assets and the contingent consideration liability and the sensitivity of the respective fair values to changes in the significant underlying assumptions. The Company used a discounted cash flow model to measure the customer-related intangible assets. The significant assumptions used to estimate the value of the intangible assets included discount rates and certain assumptions that form the basis of the forecasted results (e.g., revenue growth rates, operating profit margin and customer attrition rates). The Company used a Monte Carlo simulation to measure the contingent consideration. The significant assumptions used in the simulation included volatility, discount rate, revenue projections and timing of expected payments. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We tested the Company's controls over its accounting for acquisitions. For example, we tested controls over the recognition and measurement of consideration transferred (including contingent consideration) and customer-related intangible assets acquired, including management review controls over the valuation models and underlying assumptions used to develop such estimates.

To test the estimated fair value of the customer-related intangible assets, we performed audit procedures that included, among others, evaluating the Company's use of the income approach (the excess earnings method) and testing the significant assumptions used in the model, including the completeness and accuracy of the underlying data. For example, we compared the significant assumptions to current industry, market and economic trends, assumptions used to value similar assets in other acquisitions, historical results of the acquired business, and other guidelines used by companies within the same industry. We involved our valuation specialists to assist in our evaluation of the significant assumptions and to assist with reconciling the prospective financial information with other prospective financial information prepared by the Company. To test the fair value of the contingent consideration, we performed audit procedures that included, among others, assessing the terms of the arrangement, including the conditions that must be met for the contingent consideration to become payable. We also involved our valuation specialists to assist in evaluating the Company's use of a Monte Carlo simulation and testing the significant assumptions used in the model, including the completeness and accuracy of the underlying data. For example, we compared the significant assumptions to current industry, market and economic trends and to the Company's budgets and forecasts. For the customer-related intangible assets, we also performed a sensitivity analysis of the significant assumptions to evaluate the change in the fair values that would result from changes in the assumptions.

/s/ Ernst & Young LLP

We have served as the Company‘s auditor since 1991.

Atlanta, Georgia
February 24, 2020

Forward Air Corporation
Consolidated Balance Sheets
(Dollars in thousands)
	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash and cash equivalents	$64,749	$25,657
Accounts receivable, less allowance of $2,101 in 2019 and $2,081 in 2018	150,197	156,359
Inventories	2,132	2,240
Prepaid expenses and other current assets	15,418	11,763
Income tax receivable	3,822	5,063
Total current assets	236,318	201,082
Property and equipment:
Land	16,928	16,928
Buildings	65,919	65,919
Equipment	322,029	311,573
Leasehold improvements	16,852	14,165
Construction in progress	5,009	5,315
Total property and equipment	426,737	413,900
Less accumulated depreciation and amortization	213,706	204,005
Net property and equipment	213,031	209,895
Operating lease right-of-use assets	151,657	—
Goodwill and other acquired intangibles:
Goodwill	221,105	199,092
Other acquired intangibles, net of accumulated amortization of $91,879 in 2019 and $80,666 in 2018	127,798	113,661
Total net goodwill and other acquired intangibles	348,903	312,753
Other assets	40,969	36,485
Total assets	$990,878	$760,215

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Balance Sheets (Continued)
(Dollars in thousands)
	December 31, 2019	December 31, 2018
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$29,986	$34,630
Accrued payroll and related items	16,210	16,959
Insurance and claims accruals	16,366	12,648
Payables to owner-operators	14,246	7,424
Collections on behalf of customers	315	261
Other accrued expenses	2,685	2,492
Current portion of finance lease obligations	1,421	309
Current portion of operating lease obligations	50,615	—
Current portion contingent consideration	5,320	—
Total current liabilities	137,164	74,723
Finance lease obligations, less current portion	4,909	54
Operating lease obligations, less current portion	101,525	—
Long-term debt, less current portion	67,340	47,281
Other long-term liabilities	58,816	47,739
Deferred income taxes	43,942	37,174
Commitments and contingencies (Note 7)
Shareholders’ equity:
Preferred stock, $0.01 par value: Authorized shares - 5,000,000; no shares issued	—	—
Common stock, $0.01 par value: Authorized shares - 50,000,000; issued and outstanding shares - 27,850,233 in 2019 and 28,534,935 in 2018	279	285
Additional paid-in capital	226,869	210,296
Retained earnings	350,034	342,663
Total shareholders’ equity	577,182	553,244
Total liabilities and shareholders’ equity	$990,878	$760,215

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Statements of Comprehensive Income
(In thousands, except per share data)

	Year ended
	December 31, 2019	December 31, 2018	December 31, 2017
Operating revenue	$1,410,395	$1,320,886	$1,169,346

Operating expenses:
Purchased transportation	639,007	613,636	545,091
Salaries, wages and employee benefits	335,163	300,230	265,842
Operating leases	82,010	75,677	63,799
Depreciation and amortization	42,109	42,183	41,055
Insurance and claims	45,440	35,180	29,578
Fuel expense	24,221	23,121	16,542
Other operating expenses	123,622	108,828	98,682
Total operating expenses	1,291,572	1,198,855	1,060,589
Income from operations	118,823	122,031	108,757

Other expense:
Interest expense	(2,711)	(1,783)	(1,209)
Other, net	(1)	(2)	(11)
Total other expense	(2,712)	(1,785)	(1,220)
Income before income taxes	116,111	120,246	107,537
Income taxes	29,012	28,195	20,282
Net income and comprehensive income	$87,099	$92,051	$87,255

Net income per share:
Basic	$3.06	$3.14	$2.90
Diluted	$3.04	$3.12	$2.89

Dividends per share:	$0.72	$0.63	$0.60

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Statements of Shareholders' Equity
(In thousands, except share data)
	Common Stock				Additional Paid-in Capital		Retained Earnings		Total Shareholders' Equity
	Shares		Amount
Balance at December 31, 2016	30,090		$301		$179,512		$318,533		$498,346
Net income and comprehensive income for 2017	—		—		—		87,255		87,255
Exercise of stock options	206		2		7,270		—		7,272
Conversion of deferred stock	10		—		—		—		—
Common stock issued under employee stock purchase plan	10		—		458		—		458
Share-based compensation	—		—		8,103		—		8,103
Dividends ($0.60 per share)	—		—		4		(18,056)		(18,052)
Cash settlement of share-based awards for minimum tax withholdings	(35)		—		—		(1,700)		(1,700)
Share repurchases	(948)		(9)		—		(48,974)		(48,983)
Vesting of previously non-vested shares	121		1		(1)		—		—
Balance at December 31, 2017	29,454		295		195,346		337,058		532,699
Net income and comprehensive income for 2018	—		—		—		92,051		92,051
Exercise of stock options	95		1		3,920		—		3,921
Other	—		—		—		(30)		(30)
Common stock issued under employee stock purchase plan	9		—		479		—		479
Share-based compensation	—		—		10,549		—		10,549
Dividends ($0.63 per share)	—		—		3		(18,430)		(18,427)
Cash settlement of share-based awards for minimum tax withholdings	(33)		(1)		—		(1,871)		(1,872)
Share repurchases	(1,109)		(11)		—		(66,115)		(66,126)
Vesting of previously non-vested shares	119		1		(1)		—		—
Balance at December 31, 2018	28,535		285		210,296		342,663		553,244
Net income and comprehensive income for 2019	—	—	—	—	—	—	87,099	—	87,099
Exercise of stock options	99		1	—	4,049	—	—	—	4,050
Other	—	—	—	—	(1)	—	(1)	—	(2)
Common stock issued under employee stock purchase plan	12	—	—	—	614	—	—	—	614
Share-based compensation	—		—	—	11,907	—	—	—	11,907
Dividends ($0.72 per share)	—	—	—	—	6	—	(20,500)	—	(20,494)
Cash settlement of share-based awards for minimum tax withholdings	(50)	—	—	—	—	—	(3,032)	—	(3,032)
Share repurchases	(915)	—	(9)	—	—	—	(56,195)	—	(56,204)
Vesting of previously non-vested shares	169	—	2	—	(2)	—	—	—	—
Balance at December 31, 2019	27,850		$279		$226,869		$350,034		$577,182

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Statements of Cash Flows
(In thousands)
	Year ended
	December 31, 2019	December 31, 2018	December 31, 2017
Operating activities:
Net income	$87,099	$92,051	$87,255
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	42,109	42,183	41,055
Change in fair value of earn-out liability	(33)	(455)	—
Share-based compensation	11,907	10,549	8,103
Loss (gain) on disposal of property and equipment	1,121	(171)	1,281
Provision for loss on receivables	761	139	1,814
Provision for revenue adjustments	3,342	3,628	3,055
Deferred income taxes	6,768	8,094	(12,068)
Changes in operating assets and liabilities
Accounts receivable	2,059	(12,178)	(33,457)
Prepaid expenses and other assets	(6,098)	(2,565)	(1,204)
Income taxes	1,284	(1,256)	(3,480)
Accounts payable and accrued expenses	8,700	12,535	11,010
Net cash provided by operating activities	159,019	152,554	103,364

Investing activities:
Proceeds from disposal of property and equipment	3,294	7,059	2,440
Purchases of property and equipment	(28,209)	(42,293)	(38,265)
Acquisition of business, net of cash acquired	(39,000)	(19,987)	(23,140)
Other	—	(242)	(222)
Net cash used in investing activities	(63,915)	(55,463)	(59,187)

Financing activities:
Payments of finance lease obligations	(946)	(302)	(42,790)
Proceeds from senior credit facility	20,000	7,000	55,000
Proceeds from exercise of stock options	4,050	3,921	7,272
Payments of cash dividends	(20,494)	(18,427)	(18,052)
Repurchase of common stock (repurchase program)	(56,204)	(66,126)	(48,983)
Common stock issued under employee stock purchase plan	614	479	458
Cash settlement of share-based awards for tax withholdings	(3,032)	(1,872)	(1,700)
Net cash used in financing activities	(56,012)	(75,327)	(48,795)
Net increase (decrease) in cash	39,092	21,764	(4,618)
Cash at beginning of year	25,657	3,893	8,511
Cash at end of year	$64,749	$25,657	$3,893

The accompanying notes are an integral part of the consolidated financial statements

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2019
(In thousands, except share and per share data)

1.        Accounting Policies

Basis of Presentation and Principles of Consolidation

Forward Air Corporation's (“the Company”) services are classified into three principal reportable segments: Expedited Freight, Intermodal and Pool Distribution ("Pool") (See note 10).

Through the Expedited Freight segment, the Company operates a comprehensive national network to provide expedited regional, inter-regional and national LTL services. Expedited Freight offers customers local pick-up and delivery and other services including final mile, truckload, shipment consolidation and deconsolidation, warehousing, customs brokerage and other handling.

The Company's Intermodal segment provides first- and last-mile high value intermodal container drayage services both to and from seaports and railheads. Intermodal also offers dedicated contract and Container Freight Station (“CFS”) warehouse and handling services. Today, Intermodal operates primarily in the Midwest and Southeast, with a smaller operational presence in the Southwest United States.

In the Pool Distribution segment, the Company provides high-frequency handling and distribution of time sensitive product to numerous destinations within a specific geographic region. The Company offers this service throughout the Mid-Atlantic, Southeast, Midwest and Southwest United States.

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

Allowance for Doubtful Accounts

The Company evaluates the collectability of its accounts receivable based on a combination of factors. In circumstances in which the Company is aware of a specific customer’s inability to meet its financial obligations to the Company (for example, bankruptcy filings, accounts turned over for collection, or litigation), the Company records a specific reserve for these bad debts against amounts due to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes reserves for these bad debts based on the length of time the receivables are past due. Specifically, amounts that are 90 days or more past due are reserved at 50.0% for Expedited Freight, 10.0% for Intermodal, 25.0% for Pool. If circumstances change (i.e., the Company experiences higher than expected defaults or an unexpected material adverse change in a customer’s ability to meet its financial obligations to the Company), the estimates of the recoverability of amounts due to the Company could be changed by a material amount. Accounts are written off after all means of collection, including legal action, have been exhausted.

Allowance for Revenue Adjustments

The Company’s allowance for revenue adjustments consists of amounts reserved for billing rate changes that are not captured upon load initiation. These adjustments are recorded in revenue from operations and generally arise: (1) when the sales department contemporaneously grants small rate changes (“spot quotes”) to customers that differ from the standard rates in the system; (2) when freight requires dimensionalization or is reweighed resulting in a different required rate; (3) when billing errors occur; and (4) when data entry errors occur. When appropriate, permanent rate changes are initiated and reflected in the system. The Company monitors the manual revenue adjustments closely through the employment of various controls that are in place to ensure that revenue recognition is not compromised. During 2019, average revenue adjustments per month were approximately $278 on average revenue per month of approximately $117,533 (0.2% of monthly revenue). In order to estimate the allowance for revenue adjustments related to ending accounts receivable, the Company prepares an analysis that considers average monthly revenue adjustments and the average lag for identifying and quantifying these revenue adjustments. Based on this analysis, the

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2019
(In thousands, except share and per share data)

Company establishes an allowance covering approximately 35-105 days (dependent upon experience in the last twelve months) of average revenue adjustments, adjusted for rebates and billing errors. The lag is periodically adjusted based on actual historical experience. Additionally, the average amount of revenue adjustments per month can vary in relation to the level of sales or based on other factors (such as personnel issues that could result in excessive manual errors or in excessive spot quotes being granted). Both of these significant assumptions are continually evaluated for appropriateness.

Self-Insurance Loss Reserves

Under U.S. Department of Transportation (“DOT”) regulations, the Company is liable for property damage and personal injuries caused by owner-operators and Company-employed drivers while they are operating on the Company's behalf. Additionally, from time to time, the drivers employed and engaged by the third-party transportation carriers the Company contracts with are involved in accidents, which may result in serious personal injuries. The resulting types and/or amounts of damages may be excluded by or exceed the amount of insurance coverage maintained by the contracted carrier. Although these drivers are not Company employees, all of these drivers are employees, owner-operators, or independent contractors working for carriers and, from time to time, claims may be asserted against us for their actions, or for the Company's actions in retaining them.

The Company currently maintains liability insurance coverage that it believes is adequate to cover third-party claims. The Company has a self-insured retention ("SIR") of $3,000 per occurrence for vehicle and general liability claims and will be responsible for any damages and personal injuries below that self-insured amount. The Company is also responsible for varying annual aggregate deductible amounts of liability for claims in excess of the SIR/deductible. For the policy year that began April 1, 2019, the Company had an annual $6,000 aggregate deductible for claims between $3,000 and $5,000. The Company also had a $2,500 aggregate deductible for claims between $5,000 and $10,000. As a result, the Company is responsible for the first $7,500 per claim, until it meets the $6,000 aggregate deductible for claims between $3,000 and $5,000 and the $2,500 aggregate deductible for claims between $5,000 and $10,000. This insurance covers vehicle liability and general liability claims for the Expedited Frieght, excluding its truckload operation, and Pool Distribution segments. Truckload maintains separate liability insurance coverage for claims between $0 and $5,000, and for the policy year that began April 1, 2019, truckload had no SIR for claims in this layer. Intermodal maintains separate liability insurance coverage for all liability claims. For the policy year that began April 1, 2019, Intermodal had an SIR of $50 for each claim. The Company also maintains brokerage liability insurance coverage to cover third-party claims for damages and personal injuries arising from accidents with drivers employed and engaged by third-party transportation carriers, and this policy has an SIR of $100 for each claim.

The Company may also be subject to claims for workers’ compensation. The Company maintains workers’ compensation insurance coverage that it believes is adequate to cover such claims. The Company has a SIR of approximately $350 for each such claim, except in Ohio, where it is a qualified self-insured entity with an approximately $500 SIR.

The amount of self-insurance loss reserves and loss adjustment expenses is determined based on an estimation process that uses information obtained from both company-specific and industry data, as well as general economic information. The Company estimates its self-insurance loss exposure by evaluating the merits and circumstances surrounding individual known claims and by performing actuarial analysis to determine an estimate of probable losses on claims incurred but not reported.  Such losses should be realized immediately as the events underlying the claims have already occurred as of the balance sheet dates.

The estimation process for self-insurance loss exposure requires management to continuously monitor and evaluate the life cycle of claims. Using data obtained from this monitoring and the Company’s assumptions about the emerging trends, management develops an estimate of ultimate claims based on its historical experience and other available market information. The most significant assumptions used in the estimation process include determining the trend in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. The Company utilizes quarterly actuarial analyses to evaluate open claims and estimate the ongoing development exposure.

As of December 31, 2019 and 2018, the Company had insurance reserves of $66,176 and $54,228, respectively, which included reserves in excess of the SIR expected to be reimbursed from third-party insurance carriers. The long-term portion of this liability is $49,810, which is included in “Other long-term liabilities,” and the remainder is included in “Insurance and Claims accruals” on the Company’s Balance Sheets.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2019
(In thousands, except share and per share data)

As of December 31, 2019, the Company recognized an insurance proceeds receivable and claims payable of $34,091 for open vehicle and workers’ compensation claims in excess of the Company's stop-loss limits. As of December 31, 2018, the Company recognized an insurance proceeds receivable and claims payable of $28,520 for open vehicle and workers’ compensation claims in excess of the Company's stop-loss limits. These balances are recorded in other assets and other long-term liabilities, respectively, in the Company's consolidated balance sheets.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash and cash equivalents. The Company does not hold any restricted cash as of December 31, 2019 or 2018.

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

The Company evaluates the reasonableness of the useful lives and salvage values of its assets on an ongoing basis. Results of this evaluation are described in Note 2, Acquisitions, Goodwill and Other Long-Lived Assets.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2019
(In thousands, except share and per share data)

The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is recognized on assets classified as held and used when the sum of undiscounted estimated cash flows expected to result from the use of the asset is less than the carrying value. If such measurement indicates a possible impairment, the estimated fair value of the asset is compared to its net book value to measure the impairment charge, if any. Results of impairment testing are described in Note 2, Acquisitions, Goodwill and Other Long-Lived Assets.

When the criteria have been met for long-lived assets to be classified as held for sale, the assets are recorded at the lower of carrying value or fair value (less selling costs).

Leases

The Company holds leases classified as both operating and finance. As of January 1, 2019, the Company adopted ASU 2016-02, Leases, which required the Company to recognize a right-of-use asset and a corresponding lease liability on its balance sheet for most leases classified as operating leases under previous guidance. The Company continues to record a right-of-use asset and corresponding lease liability for leases classified as finance leases under the previous guidance. This standard was adopted using the modified retrospective approach as of January 1, 2019 and comparative financial statements have not been presented as allowed per the guidance. As a result, for leases and subleases with terms greater than 12 months, the Company recorded the related right-of-use asset as the balance of the related lease liability, adjusted for any prepaid or accrued lease payments. The lease liability was recorded at the present value of the lease payments over the term. See further discussion in Note 6, Leases.

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

Goodwill and Other Intangible Assets

Goodwill is recorded at cost based on the excess of purchase price over the fair value of net assets acquired. Goodwill and intangible assets with indefinite lives are not amortized but the Company conducts an annual (or more frequently if circumstances indicate possible impairment) impairment test of goodwill for each reporting unit at June 30 of each year.  Examples of such events or circumstances could include a significant change in business climate or a loss of significant customers. Other intangible assets are amortized over their useful lives. Results of impairment testing are described in Note 2, Acquisitions, Goodwill and Other Long-Lived Assets.

Acquisitions are accounted for using the purchase method.  The definite-lived intangible assets of the Company resulting from acquisition activity and the related amortization are described in Note 2, Acquisitions, Goodwill and Other Long-Lived Assets.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2019
(In thousands, except share and per share data)

Software Development

Costs related to software developed or acquired for internal use are expensed or capitalized based on the applicable stage of software development and any capitalized costs are amortized over their estimated useful life.  The Company typically uses a five-year straight line amortization for the capitalized amounts of software development costs.  As of December 31, 2019 and 2018 the Company had $24,944 and $21,492, respectively, of capitalized software development costs included in property and equipment. Accumulated amortization on these assets was $17,190 and $15,611 at December 31, 2019 and 2018, respectively.  Included in depreciation expense is amortization of capitalized software development costs.  Amortization of capitalized software development for the years ended December 31, 2019, 2018 and 2017 was $1,870, $1,905 and $1,816 respectively.

As of December 31, 2019 the estimated amortization expense for the next five years of capitalized software development costs is as follows:

2020	$1,980
2021	1,649
2022	1,370
2023	1,098
2024	740
Total	$6,837

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

Net Income Per Share

Basic net income per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding for the period. The Company's non-vested shares contain non-forfeitable rights to dividends and are therefore considered participating securities for purposes of computing net income per share pursuant to the two-class method. Net income allocated to participating securities was $945 in 2019, $881 in 2018 and $700 in 2017. Net losses are not allocated to participating securities in periods in which the Company incurs a net loss. Diluted net income per share is computed by dividing net income available to common shareholders by the weighted-average number of common shares outstanding after considering the additional dilution from any dilutive non-participating securities. The Company's non-participating securities include options and performance shares.

Share-Based Payments

The Company’s general practice has been to make a single annual grant of share-based compensation in the first quarter to key employees and to make other grants only in connection with new employment or promotions.  Forms of share-based compensation granted to employees by the Company include stock options, non-vested shares of common stock (“non-vested shares”), and performance shares. The Company also typically makes a single annual grant of non-vested shares to non-employee directors in conjunction with their annual election to the Company's Board of Directors or at the time of their appointment to the Board of Directors.

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

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2019
(In thousands, except share and per share data)

See Note 4, Shareholders' Equity, Stock Options and Net Income per Share for additional discussion.

Recent Accounting Pronouncements

In August 2018, the FASB issued ASU 2018-15, Intangibles Goodwill and Other Internal Use Software (Subtopic 350-40): Customers Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract. The amendments in this update align the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. ASU 2018-15 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. Early adoption is permitted. The Company adopted this standard beginning with its fourth quarter ending December 31, 2019. The adoption of this standard did not have a material impact on the Company's financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which replaces the incurred loss methodology previously employed to measure credit losses for most financial assets and requires the use of a forward-looking expected loss model. Under current accounting guidance, credit losses are recognized when it is probable a loss has been incurred. The updated guidance will require financial assets to be measured at amortized costs less a reserve, equal to the net amount expected to be collected. This standard will be effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company does not expect this guidance to have a material impact on its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires lessees to recognize a right-of-use asset with a corresponding lease liability on their balance sheet for most leases classified as operating leases under previous guidance. Lessors are required to recognize a net lease investment for most leases. Additional qualitative and quantitative disclosures are also required. The Company applied the transition requirements as of January 1, 2019. As of December 31, 2019, the Company recorded right-of-use lease assets and corresponding lease liabilities of $151,657 and $152,140, respectively. There was no impact to the Company's Statements of Comprehensive Income or Statements of Cash Flows as a result of the adoption. In addition, comparative financial statements have not been presented as allowed per the guidance. Changes to processes and internal controls to meet the standard’s reporting and disclosure requirements have also been implemented. See Note 6, Leases, for additional discussion over this new standard, including the impact on the Company's financial statements.

2.        Acquisitions, Goodwill and Other Long-Lived Assets

Expedited Freight Acquisitions

As part of the Company's strategy to expand final mile pickup and delivery operations, in April 2019, the Company acquired certain assets and liabilities of FSA Network, Inc., doing business as FSA Logistix (“FSA”), for $27,000 and a potential earnout of up to $15,000. This acquisition provides an opportunity for the Expedited Freight segment to expand its final mile service offering into additional geographic markets, form relationships with new customers, add volumes to existing locations and generate synergies with LTL operations. This transaction was funded using cash flows from operations. The assets, liabilities, and operating results of this acquisition have been included in the Company's consolidated financial statements from the date of acquisition and have been assigned to the Expedited Freight reportable segment.

The acquisition agreement provides the sellers an earnout opportunity of up to $15,000 based on the achievement of certain revenue milestones over two one-year periods, beginning May 1, 2019. Upon acquisition the fair value of the earn-out liability was $11,803 and is included in other current and other long-term liabilities in the opening condensed consolidated balance sheet. The earn-out liability was classified as level 3 of the fair value hierarchy as defined in the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“the FASB Codification”) and the value was determined based on estimated revenues and the probability of achieving them. The fair value was based on the 2-year performance of FSA's acquired customer revenue and was estimated using a Monte Carlo simulation. The initial and current weighted average assumptions used in the Monte Carlo simulation are summarized in the following table:

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2019
(In thousands, except share and per share data)

	FSA Earn-out
	April 21, 2019	December 31, 2019
Risk-free rate	2.9%	2.2%
Revenue discount rate	4.4%	4.4%
Revenue volatility	3.0%	5.0%

Since acquisition, the earn-out fair value decreased $33 from $11,803 to $11,770, $5,320 of which is classified as a current liability. The change in fair value flows through the other operating expenses line item as is based on changes in expected future cash flows. As of December 31, 2019, the expected total earn-out to be paid is $12,170. The current portion of the earn-out is expected to be paid in the second quarter of 2020.

Intermodal Acquisitions

As part of the Company's strategy to expand its Intermodal operations, in May 2017, the Company acquired certain assets of Atlantic Trucking Company, Inc., Heavy Duty Equipment Leasing, LLC, Atlantic Logistics, LLC and Transportation Holdings, Inc. (collectively, “Atlantic”) for $22,500 and an earnout of $135 paid in the fourth quarter of 2018. The acquisition was funded by a combination of cash on hand and funds from the revolving credit facility. Atlantic was a privately held provider of intermodal, drayage and related services headquartered in Charleston, South Carolina. It also has terminal operations in Atlanta, Charlotte, Houston, Jacksonville, Memphis, Nashville, Norfolk and Savannah. These locations allow Intermodal to significantly expand its footprint in the southeastern region. In October 2017, the Company acquired certain assets of Kansas City Logistics, LLC ("KCL") for $640 and an earnout of $100 paid in the second quarter of 2018. KCL provides CST with an expanded footprint in the Kansas and Missouri markets.

In July 2018, the Company acquired certain assets of Multi-Modal Transport Inc. ("MMT") for $3,737 and in October 2018, the Company acquired certain assets of Southwest Freight Distributors, Inc. (“Southwest”) for $16,250. Southwest is a Dallas, Texas based premium drayage provider. The MMT acquisition provides Intermodal with an expanded footprint in the Minnesota, North Dakota, South Dakota, Iowa and Wisconsin markets, and the Southwest acquisition provides an expanded footprint in Texas. Both MMT and Southwest also provide access to several strategic customer relationships.

In July 2019, the Company acquired certain assets and liabilities of O.S.T. Logistics, Inc. and O.S.T. Trucking Co., Inc. (collectively, “O.S.T.”) for $12,000. O.S.T. is a drayage company and provides the Intermodal segment with an expanded footprint on the East Coast, with locations in the Pennsylvania, Maryland, Virginia, South Carolina and Georgia markets.

These transactions were funded using cash flows from operations. The assets, liabilities, and operating results of these collective acquisitions have been included in the Company's consolidated financial statements from their dates of acquisition and have been included in the Intermodal reportable segment.

Allocations of Purchase Prices

The following table presents the allocations of the previously discussed purchase prices to the assets acquired and liabilities assumed based on their estimated fair values and resulting residual goodwill (in thousands):

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2019
(In thousands, except share and per share data)

	Atlantic	KCL	MMT	Southwest	FSA	O.S.T.
	May 7, 2017	October 22, 2017	July 25, 2018	October 28, 2018	April 21, 2019	July 14, 2019
Tangible assets:
Cash	$—	$—	$—	$—	$202	$—
Other receivables	—	—	—	—	1,491	—
Property and equipment	1,821	223	81	933	40	10,371
Other lease right-of-use assets	—	—	—	—	3,209	1,672
Total tangible assets	1,821	223	81	933	4,942	12,043
Intangible assets:
Non-compete agreements	1,150	6	43	650	900	850
Customer relationships	13,400	234	1,659	9,200	17,900	5,700
Goodwill	6,719	277	1,954	5,467	19,963	2,050
Total intangible assets	21,269	517	3,656	15,317	38,763	8,600
Total assets acquired	23,090	740	3,737	16,250	43,705	20,643

Liabilities assumed:
Current liabilities	590	100	—	—	8,466	—
Other liabilities	—	—	—	—	5,030	—
Operating lease obligations	—	—	—	—	3,209	1,672
Finance lease obligations	—	—	—	—	—	6,971
Total liabilities assumed	590	100	—	—	16,705	8,643
Net assets acquired	$22,500	$640	$3,737	$16,250	$27,000	$12,000

The above purchase price allocations for FSA and O.S.T. are preliminary as the Company is still in the process of finalizing the valuation of the acquired assets and liabilities assumed. The above estimated fair values of assets acquired and liabilities assumed for FSA and O.S.T. are based on the information that was available as of the acquisition date through the date of this filing. The acquired definite-lived intangible assets have the following useful lives:

	Atlantic	KCL	MMT	Southwest	FSA	O.S.T.
Customer relationships	15 years	15 years	15 years	10 years	15 years	10 years
Non-compete agreements	5 years	2 years	4 years	3 years	5 years	3 years

The fair value of the non-compete agreements and customer relationships were estimated using an income approach (level 3). Under this method, an intangible asset's fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To estimate fair value, the Company used cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset. The Company believed the level and timing of cash flows appropriately reflected market participant assumptions. Cash flows were assumed to extend through the remaining economic useful life of each class of intangible asset.

Goodwill

The Company conducted its annual impairment assessments and tests of goodwill for each reporting unit as of June 30, 2019.  The first step of the goodwill impairment test is the Company's assessment of qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than the reporting unit's carrying amount, including goodwill. When performing the qualitative assessment, the Company considers the impact of factors including, but not limited to, macroeconomic and industry conditions, overall financial performance of each reporting unit, litigation and new legislation. If based on the qualitative assessments, the Company believes it more likely than not that the fair value of a reporting unit is less than the reporting unit's carrying amount, or periodically as deemed appropriate by management, the Company will prepare an estimation of the respective reporting unit's fair value utilizing a quantitative approach.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2019
(In thousands, except share and per share data)

If a quantitative fair value estimation is required, the Company estimates the fair value of the applicable reporting units based on a combination of a market approach, which considers comparable companies, and the income approach, using a discounted cash flow model, as of the valuation date. Under the market approach, valuation multiples are derived based on a selection of comparable companies and applied to projected operating data for each reporting unit to arrive at an indication of fair value. Under the income approach, the discounted cash flow model determines fair value based on the present value of management prepared projected cash flows over a specific projection period and a residual value related to future cash flows beyond the projection period. Both values are discounted using a rate which reflects the Company's best estimate of the weighted average cost of capital of a market participant, and is adjusted for appropriate risk factors. The Company believes the most sensitive estimate used in the income approach is the management prepared projected cash flows. Consequently, as necessary the Company performs sensitivity tests on select reporting units to ensure reductions of the present value of the projected cash flows by at least 10% would not adversely impact the results of the goodwill impairment tests. Historically, the Company has equally weighted the income and market approaches as it believed the quality and quantity of the collected information were approximately equal. The inputs used in the fair value estimates for goodwill are classified within level 3 of the fair value hierarchy as defined in the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“the FASB Codification”).

If the estimation of fair value indicates the impairment potentially exists, the Company will then measure the amount of the impairment, if any.  Changes in strategy or market conditions could significantly impact these fair value estimates and require adjustments to recorded asset balances.

Goodwill is allocated to reporting units that are expected to benefit from the business combinations generating the goodwill. As of June 30, 2019, the Company had five reporting units - Expedited LTL, Truckload, Final Mile, Intermodal and Pool. The Company conducted its annual impairment assessments and tests of goodwill for each reporting unit as of June 30, 2019 and no impairment charges were required. See discussion over segments in Note 10, Segment Reporting.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2019
(In thousands, except share and per share data)

The following is a summary of the changes in goodwill by reporting unit for the year ended December 31, 2019. Approximately $141,961 of goodwill is deductible for tax purposes.

	Beginning Balance, December 31, 2018	FSA Acquisition	O.S.T. Acquisition	Ending Balance, December 31, 2019
Expedited LTL
Goodwill	97,593	—	—	97,593
Accumulated Impairment	—	—	—	—

TLS
Goodwill	45,164	—	—	45,164
Accumulated Impairment	(25,686)	—	—	(25,686)

Final Mile
Goodwill	—	19,963	—	19,963
Accumulated Impairment	—	—	—	—

Intermodal
Goodwill	76,615	—	2,050	78,665
Accumulated Impairment	—	—	—	—

Pool
Goodwill	12,359	—	—	12,359
Accumulated Impairment	(6,953)	—	—	(6,953)

Total
Goodwill	231,731	19,963	2,050	253,744
Accumulated Impairment	(32,639)	—	—	(32,639)
	199,092	19,963	2,050	221,105

Other Acquired Intangibles

Through acquisitions, the Company acquired customer relationships, non-compete agreements and trade names having weighted-average useful lives of 15.4, 4.7 and 4.0 years, respectively.  Amortization expense on acquired customer relationships, non-compete agreements and trade names for each of the years ended December 31, 2019, 2018 and 2017 was $11,213, $9,138 and $10,193, respectively.

As of December 31, 2019, definite-lived intangible assets are comprised of the following:

	Acquired Intangibles	Accumulated Amortization	Accumulated Impairment	Net Acquired Intangibles
Customer relationships	$227,826	$86,027	$16,501	$125,298
Non-compete agreements	6,852	4,352	—	2,500
Trade name	1,500	1,500	—	—
Total	$236,178	$91,879	$16,501	$127,798

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2019
(In thousands, except share and per share data)

As of December 31, 2018, definite-lived intangible assets are comprised of the following:

	Acquired Intangibles	Accumulated Amortization	Accumulated Impairment	Net Acquired Intangibles
Customer relationships	$204,226	$75,585	$16,501	$112,140
Non-compete agreements	5,102	3,581	—	1,521
Trade name	1,500	1,500	—	—
Total	$210,828	$80,666	$16,501	$113,661

The estimated amortization expense for the next five years on definite-lived intangible assets as of December 31, 2019 is as follows:

	2020	2021	2022	2023	2024
Customer relationships	$11,113	$10,970	$10,770	$10,422	$10,084
Non-compete agreements	949	901	415	180	56
Total	$12,062	$11,871	$11,185	$10,602	$10,140

Additionally, the Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Impairment is recognized on assets classified as held and used when the sum of undiscounted estimated cash flows expected to result from the use of the asset is less than the carrying value. If such measurement indicates a possible impairment, the estimated fair value of the asset is compared to its net book value to measure the impairment charge, if any. The Company estimates fair value using an income approach (level 3). Under this method, an intangible asset's fair value is equal to the present value of the incremental after-tax cash flows (excess earnings) attributable solely to the intangible asset over its remaining useful life. To estimate fair value, the Company uses cash flows discounted at rates considered appropriate given the inherent risks associated with each type of asset. The Company believes the level and timing of cash flows appropriately reflected market participant assumptions. The Company noted no impairment indicators for its definite-lived intangibles during the year ended December 31, 2019. In addition, no impairment charges were recorded for definite-lived intangibles for the years ended December 31, 2019, 2018 and 2017.

Other Long-Lived Assets

The Company evaluates the reasonableness of the useful lives and salvage values of its assets on an ongoing basis. During the third quarter of 2019, the Company deemed it appropriate to extend the average useful life of its trailers from 7 to 10 years and its tractors from 5 to 10 years. In addition, management reduced the average salvage value of its tractors from 25% to 10%. No changes were made to trailer salvage values. These changes in estimates were made to assets currently owned and originally purchased new since assets purchased used were assigned individual useful lives and salvage values based on their age and condition at purchase. This change in estimate was made on a prospective basis beginning on July 1, 2019. The impact of this study on the year ended December 31, 2019 was a $2,700 reduction in depreciation. Depreciation expense for each of the three years ended December 31, 2019, 2018 and 2017 was $30,896, $33,045 and $30,862 respectively.

In addition, management recorded a $1,200 reserve for tractors during the year ended December 31, 2019. This is recorded in other operating expenses in the Company's Consolidated Statements of Comprehensive Income.

3.        Debt Obligations

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

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2019
(In thousands, except share and per share data)

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

Unless the Company elects otherwise under the credit agreement, interest on borrowings under the Facility is based on the highest of (a) the federal funds rate (not less than 0%) plus 0.5%, (b) the administrative agent's prime rate and (c) the LIBOR Rate plus 1.0%, in each case plus a margin that can range from 0.3% to 0.8% with respect to the Facility depending on the Company’s ratio of consolidated funded indebtedness to earnings before interest, taxes, depreciation and amortization, as set forth in the credit agreement. Payments of interest for each loan that is based on the LIBOR Rate are due in arrears on the last day of the interest period applicable to such loan (with interest periods of one, two or three months being available, at the Company’s option). Payments of interest on loans that are not based on the LIBOR Rate are due on the last day of each quarter ended March 31, June 30, September 30 and December 31 of each year. All unpaid amounts of principal and interest are due at maturity. As of December 31, 2019, the Company had $67,500 in borrowings outstanding under the revolving credit facility, $13,970 utilized for outstanding letters of credit and $68,530 of available borrowing capacity under the revolving credit facility. The interest rate on the outstanding borrowings under the facility was 3.2% at December 31, 2019.

The Facility contains customary events of default including, among other things, payment defaults, breach of covenants, cross acceleration to material indebtedness, bankruptcy-related defaults, material judgment defaults, and the occurrence of certain change of control events. The occurrence of an event of default may result in, among other things, the termination of the Facilities, acceleration of repayment obligations and the exercise of remedies by the lenders with respect to the Company and its subsidiaries that are party to the Facility. The Facility also contains financial covenants and other covenants that, among other things, restrict the ability of the Company and its subsidiaries, without the approval of the required lenders, to engage in certain mergers, consolidations, asset sales, dividends and stock repurchases, investments, and other transactions or to incur liens or indebtedness in excess of agreed thresholds, as set forth in the credit agreement. As of December 31, 2019, the Company was in compliance with the aforementioned covenants.

Interest Payments

Cash interest payments during 2019, 2018 and 2017 were $2,658, $1,841 and $1,193, respectively.  No interest was capitalized during the years ended December 31, 2019, 2018 and 2017.

4.        Shareholders' Equity, Stock Options and Net Income per Share

Preferred Stock

There are 5,000 shares of preferred stock with a par value of $0.01 authorized, but no shares have been issued to date.

Cash Dividends

During each quarter of 2019 and the fourth quarter of 2018, the Company’s Board of Directors declared a cash dividend of $0.18 per share of Common Stock. During the first, second and third quarters of 2018 and each quarter of 2017, the Company's Board of Directors declared a cash dividend of $0.15 per share of Common Stock. On February 4, 2020, the Company’s Board of Directors declared a $0.18 per share dividend that will be paid in the first quarter of 2020. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

Repurchase of Common Stock
On July 21, 2016, the Company's Board of Directors approved a stock repurchase authorization for up to 3,000 shares of the Company’s common stock (the "2016 Repurchase Plan"). On February 5, 2019, our Board of Directors canceled the Company’s 2016 Repurchase Plan and approved a new stock repurchase plan authorizing up to 5,000 shares of the Company’s

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2019
(In thousands, except share and per share data)

common stock (the “2019 Repurchase Plan”) that shall remain in effect until such time as the shares authorized for repurchase are exhausted or the plan is canceled.

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

Under these plans, during the year ended December 31, 2019, we repurchased 913 shares of Common Stock for $56,204, or $61.59 per share. As of December 31, 2019, 4,155 shares remain that may be repurchased.

Share-Based Compensation

In May 2016, with the approval of shareholders, the Company adopted the 2016 Omnibus Incentive Compensation Plan (the “Omnibus Plan”) to reserve for issuance 2,000 common shares. Options issued under these plans have seven year terms and vest over a two to three-year period. With the adoption of the Omnibus Plan, no further awards will be issued under the 1999 Amended Plan. As of December 31, 2019, there were approximately 1,141 shares remaining available for grant under the Omnibus Plan.

Employee Activity - Stock Options

Stock option grants to employees generally expire seven years from the grant date and typically vest ratably over a three-year period. All forfeitures were recognized as they occurred. The Company historically used the Black-Scholes option-pricing model to estimate the grant-date fair value of options granted. The Company did not make any stock option grants during the year ended December 31, 2019.

The following table contains the weighted-average assumptions used to estimate the fair value of options granted during the years ended December 31, 2018 and 2017 .  These assumptions are subjective and changes in these assumptions can materially affect the fair value estimate.

	December 31, 2018	December 31, 2017
Expected dividend yield	1.1%	1.3%
Expected stock price volatility	24.4%	28.5%
Weighted average risk-free interest rate	2.7%	2.0%
Expected life of options (years)	6.1	5.9

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2019
(In thousands, except share and per share data)

The following table summarizes the Company’s employee stock options outstanding as of December 31, 2019:

					Outstanding		Exercisable
				Weighted-	Weighted-		Weighted-
Range of			Number	Average	Average	Number	Average
Exercise			Outstanding	Remaining	Exercise	Exercisable	Exercise
Price			(000)	Contractual Life	Price	(000)	Price
42.48	-	44.90	93	2.8	43.63	93	43.63
45.34	-	48.32	100	4.0	47.73	69	47.69
50.71	-	53.73	49	2.4	51.16	47	51.07
57.18	-	60.42	88	5.1	58.80	29	58.68
64.26	-	64.26	100	5.7	64.26	33	64.26
$42.48	-	64.26	430	4.2	$53.33	271	$50.08

The following tables summarize the Company’s employee stock option activity and related information for the years ended December 31, 2019, 2018 and 2017. The Company did not make any stock option grants during the year ended December 31, 2019.

	Year ended
	December 31, 2019		December 31, 2018		December 31, 2017
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
	(000)	Price	(000)	Price	(000)	Price
Outstanding at beginning of year	538	$51	440	$45	564	$41
Granted	—	—	193	62	128	48
Exercised	(99)	43	(95)	41	(206)	35
Forfeited	(8)	54	—	—	(46)	46
Outstanding at end of year	431	$53	538	$51	440	$45
Exercisable at end of year	272	$50	230	$45	226	$42
Weighted-average fair value of options granted during the year	$—		$16		$13
Aggregate intrinsic value for options exercised	$2,388		$1,992		$3,569
Average aggregate intrinsic value for options outstanding	$4,147
Average aggregate intrinsic value for exercisable options	$3,497

	Year ended
	December 31, 2019	December 31, 2018	December 31, 2017
Shared-based compensation for options	$1,597	$1,578	$1,313
Tax benefit for option compensation	$403	$398	$466
Unrecognized compensation cost for options	$1,490
Weighted average period over which unrecognized compensation will be recognized (years)	1.4

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2019
(In thousands, except share and per share data)

Employee Activity – Non-vested Shares

The fair value of non-vested shares issued was estimated using the closing market prices for the business day of the grant. The share-based compensation for the non-vested shares is recognized ratably over the requisite service period or vesting period. All forfeitures were recognized as they occurred.

Non-vested share grants to employees vest ratably over a three-year period. The following tables summarize the Company's employee non-vested share activity and related information:

	Year ended
	December 31, 2019		December 31, 2018		December 31, 2017
		Weighted-		Weighted-		Weighted-
	Non-vested	Average	Non-vested	Average	Non-vested	Average
	Shares	Grant Date	Shares	Grant Date	Shares	Grant Date
	(000)	Fair Value	(000)	Fair Value	(000)	Fair Value

Outstanding and non-vested at beginning of year	315	$55	227	$47	222	$45
Granted	117	59	202	60	126	48
Vested	(131)	61	(107)	56	(105)	45
Forfeited	(24)	57	(7)	52	(16)	47
Outstanding and non-vested at end of year	277	$58	315	$55	227	$47
Aggregate grant date fair value	$16,181		$17,295		$10,618
Total fair value of shares vested during the year	$7,954		$6,040		$5,040

	Year ended
	December 31, 2019	December 31, 2018	December 31, 2017
Shared-based compensation for non-vested shares	$8,001	$6,874	$5,045
Tax benefit for non-vested share compensation	$2,016	$1,732	$1,791
Unrecognized compensation cost for non-vested shares	$8,654
Weighted average period over which unrecognized compensation will be recognized (years)	1.7

Employee Activity – Performance Shares

The Company annually grants performance shares to key employees. Under the terms of the performance share agreements, following the end of a three-year performance period, the Company will issue to these employees a calculated number of common stock shares based on meeting certain performance targets. For shares granted during the year ended December 31, 2019, 50% of the performance share issuances will be based on meeting earnings before interest, taxes, depreciation and amortization ("EBITDA") per share targets and the remaining 50% of the performance share issuances will be based on the three-year performance of the Company’s total shareholder return ("TSR") as compared to the TSR of a selected peer group. All performance shares granted during the years ended December 31, 2018 and 2017 were based on achieving total shareholder return targets. All forfeitures were recognized as they occurred.

Depending upon the EBITDA per share targets met, 0% to 200% of the granted shares may ultimately be issued. For shares granted based on total shareholder return, 0% of the shares will be issued if the Company's total shareholder return

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2019
(In thousands, except share and per share data)

outperforms 25% or less of the peer group, but 200% of the shares will be issued if the Company's total shareholder return performs better than 90% of the peer group.

The fair value of the performance shares granted based on the three year performance of the Company’s total shareholder return was estimated using a Monte Carlo simulation. The following table contains the weighted-average assumptions used to estimate the fair value of performance shares granted using the Monte Carlo simulation.  These assumptions are subjective and changes in these assumptions can materially affect the fair value estimate.

		Year ended
	December 31, 2019	December 31, 2018	December 31, 2017
Expected stock price volatility	23.4%	24.3%	24.7%
Weighted average risk-free interest rate	2.5%	2.2%	1.4%

The following tables summarize the Company's employee performance share activity, assuming median share awards, and related information:

	Year ended
	December 31, 2019		December 31, 2018		December 31, 2017
		Weighted-		Weighted-		Weighted-
	Non-vested	Average	Non-vested	Average	Non-vested	Average
	Shares	Grant Date	Shares	Grant Date	Shares	Grant Date
	(000)	Fair Value	(000)	Fair Value	(000)	Fair Value

Outstanding and non-vested at beginning of year	65	$58	69	$58	80	$55
Granted	30	61	18	72	27	56
Additional shares awarded based on performance	—	—	—	—	—	—
Vested	(23)	64	—	—	—	—
Forfeited	(10)	63	(22)	67	(38)	51
Outstanding and non-vested at end of year	62	$62	65	$58	69	$58
Aggregate grant date fair value	$3,870		$3,795		$3,980

	Year ended
	December 31, 2019	December 31, 2018	December 31, 2017
Shared-based compensation for performance shares	$1,176	$1,263	$1,045
Tax benefit for performance share compensation	$296	$318	$371
Unrecognized compensation cost for performance shares	$1,529
Weighted average period over which unrecognized compensation will be recognized (years)	1.8

Employee Activity – Employee Stock Purchase Plan

Under the 2005 Employee Stock Purchase Plan (the "ESPP"), which has been approved by shareholders, the Company is authorized to issue up to a remaining 350 shares of common stock to employees of the Company. These shares may be issued at a price equal to 90% of the lesser of the market value on the first day or the last day of each six-month purchase period. Common

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2019
(In thousands, except share and per share data)

stock purchases are paid for through periodic payroll deductions and/or up to two large lump sum contributions. The following table summarizes the Company's employee stock purchase activity and related information:

	Year ended
	December 31,	December 31,	December 31,
	2019	2018	2017
Shares purchased by participants under plan	12	9	10
Average purchase price	$51	$51	$46
Weighted-average fair value of each purchase right under the ESPP granted [1]	$14	$6	$9
Share-based compensation for ESPP shares	$163	$59	$92

[1] Equal to the discount from the market value of the common stock at the end of each six month purchase period

Non-employee Director Activity – Non-vested Shares

In May 2006, the Company’s shareholders approved the Company’s 2006 Non-Employee Director Stock Plan (the “2006 Plan”).  The Company’s shareholders then approved the Company’s Amended and Restated Non-Employee Director Stock Plan (the “Amended Plan”) on May 22, 2007.  The Amended Plan was then further amended and restated on December 17, 2008.  Under the Amended Plan, on the first business day after each Annual Meeting of Shareholders, each non-employee director will automatically be granted an award (the “Annual Grant”), in such form and size as the Board determines from year to year.  Unless otherwise determined by the Board, Annual Grants will become vested and nonforfeitable on the earlier of (a) the day immediately prior to the first Annual Meeting that occurs after the Grant Date or (b) the first anniversary of the Grant Date so long as the non-employee director’s service with the Company does not earlier terminate.  Each director may elect to defer receipt of the shares under a non-vested share award until the director terminates service on the Board of Directors.  If a director elects to defer receipt, the Company will issue deferred stock units to the director, which do not represent actual ownership in shares and the director will not have voting rights or other incidents of ownership until the shares are issued.  However, the Company will credit the director with dividend equivalent payments in the form of additional deferred stock units for each cash dividend payment made by the Company. All forfeitures were recognized as they occurred.

In May 2016, with the approval of shareholders, the Company further amended the Amended Plan to reserve for issuance an additional 160 common shares, increasing the total number of reserved common shares under the Amended Plan to 360. As of December 31, 2019, there were approximately 116 shares remaining available for grant.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2019
(In thousands, except share and per share data)

The following tables summarize the Company's non-employee non-vested share activity and related information:

	Year ended
	December 31, 2019		December 31, 2018		December 31, 2017
	Non-vested		Non-vested		Non-vested
	Shares and	Weighted-	Shares and	Weighted-	Shares and	Weighted-
	Deferred	Average	Deferred	Average	Deferred	Average
	Stock Units	Grant Date	Stock Units	Grant Date	Stock Units	Grant Date
	(000)	Fair Value	(000)	Fair Value	(000)	Fair Value

Outstanding and non-vested at beginning of year	15	$59	11	$52	16	$44
Granted	16	62	16	59	14	52
Vested	(15)	64	(12)	52	(16)	44
Forfeited	—	—	—	—	(3)	49
Outstanding and non-vested at end of year	16	$62	15	$59	11	$52
Aggregate grant date fair value	$990		$920		$742
Total fair value of shares vested during the year	$970		$615		$809

	Year ended
	December 31, 2019	December 31, 2018	December 31, 2017
Shared-based compensation for non-vested shares	$970	$775	$608
Tax benefit for non-vested share compensation	$244	$195	$216
Unrecognized compensation cost for non-vested shares	$368
Weighted average period over which unrecognized compensation will be recognized (years)	0.4

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2019
(In thousands, except share and per share data)

Net Income per Share

The following table sets forth the computation of basic and diluted net income per share:

	2019	2018	2017
Numerator:
Net income and comprehensive income	$87,099	$92,051	$87,255
Income allocated to participating securities	(945)	(881)	(700)
Numerator for basic and diluted income per share - net income	86,154	91,170	86,555

Denominator:
Denominator for basic net income per share - weighted-average shares (in thousands)	28,195	29,076	29,867
Effect of dilutive stock options (in thousands)	82	80	64
Effect of dilutive performance shares (in thousands)	31	34	33
Denominator for diluted net income per share - adjusted weighted-average shares (in thousands)	28,308	29,190	29,964
Basic net income per share	$3.06	$3.14	$2.90
Diluted net income per share	$3.04	$3.12	$2.89

The number of instruments that could potentially dilute net income per basic share in the future, but that were not included in the computation of net income per diluted share because to do so would have been anti-dilutive for the periods presented, are as follows:

	2019	2018	2017
Anti-dilutive stock options (in thousands)	183	126	172
Anti-dilutive performance shares (in thousands)	—	16	—
Anti-dilutive non-vested shares and deferred stock units (in thousands)	—	9	—
Total anti-dilutive shares (in thousands)	183	151	172

5.        Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states and Canada. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2012.

Tax Reform

On December 22, 2017, President Trump signed into law H.R. 1, “An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018” (this legislation is referred to herein as the “U.S. Tax Act”). The U.S. Tax Act provided for significant changes in the U.S. Internal Revenue Code of 1986, as amended. The U.S. Tax Act contained provisions with separate effective dates but was generally effective for taxable years beginning after December 31, 2017.

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

On December 22, 2017, the SEC staff issued SAB 118 that allowed us to record provisional amounts during a measurement period not to extend beyond one year of the enactment date.  As of December 22, 2018, the Company completed its accounting

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2019
(In thousands, except share and per share data)

for all of the enactment-date income tax effects of the U.S. Tax Act.  The Company made no adjustments to the provisional amounts recorded at December 31, 2017.

Income Taxes

The provision for income taxes consists of the following:

	2019	2018	2017
Current:
Federal	$17,319	$16,572	$28,556
State	4,925	3,559	4,043
	22,244	20,131	32,599
Deferred:
Federal	5,561	7,194	(11,860)
State	1,207	870	(457)
	6,768	8,064	(12,317)
	$29,012	$28,195	$20,282

The historical income tax expense differs from the amounts computed by applying the federal statutory rate of 21.0% for 2019 and 2018 and 35.0% for 2017 to income before income taxes as follows:

	2019	2018	2017
Tax expense at the statutory rate	$24,383	$25,252	$37,637
State income taxes, net of federal benefit	4,843	3,685	2,339
Share-based compensation	(587)	(50)	(366)
Qualified stock options	34	12	32
Other permanent differences	189	150	252
Section 162(m) limitation	421	13	—
Deferred tax asset valuation allowance	—	35	78
Federal qualified property deductions	—	—	(2,075)
Federal income tax credits	(183)	(207)	(58)
Non-taxable acquisitions	—	—	(568)
Rate impact on deferred tax liabilities	—	—	(15,901)
Other	(88)	(695)	(1,088)
	$29,012	$28,195	$20,282

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2019
(In thousands, except share and per share data)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax liabilities and assets are as follows:

	December 31, 2019	December 31, 2018
Deferred tax assets:
Accrued expenses	$8,454	$10,362
Allowance for doubtful accounts	539	535
Operating lease obligations	38,822	—
Share-based compensation	3,881	3,526
Accruals for income tax contingencies	185	217
Net operating loss carryforwards	1,089	2,906
Total deferred tax assets	52,970	17,546
Valuation allowance	(395)	(395)
Total deferred tax assets, net of valuation allowance	52,575	17,151
Deferred tax liabilities:
Tax over book depreciation	26,816	25,606
Prepaid expenses deductible when paid	4,356	3,902
Operating lease right-of-use assets	38,822	—
Goodwill	16,036	13,913
Intangible assets	10,487	10,904
Total deferred tax liabilities	96,517	54,325
Net deferred tax liabilities	$(43,942)	$(37,174)

Total cash income tax payments, net of refunds, during fiscal years 2019, 2018 and 2017 were $20,121, $21,064 and $36,110, respectively.

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

As a result of the Towne acquisition, the Company has approximately $2,000, $10,258 and $18,586 of federal net operating losses as of December 31, 2019, 2018 and 2017 respectively, that will expire between 2020 and 2030. The Company expects to be able to fully utilize these federal net operating losses before they expire.

At December 31, 2019, 2018 and 2017 the Company had state net operating loss carryforwards of $16,926, $18,148 and $18,126, respectively that will expire between 2019 and 2030. Also, the use of these state net operating losses is limited to the future taxable income of separate legal entities. Based on expectations of future taxable income, management believes that it is more likely than not that the results of operations for certain separate legal entities will not generate sufficient taxable income to realize portions of these net operating loss benefits for state loss carryforwards.  As a result, a valuation allowance has been provided for the state loss carryforwards for these specific legal entities. The valuation allowance on these state loss carryforwards did not change during 2019, and increased $35 during 2018 and $78 during 2017.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2019
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

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

Liability for
Unrecognized Tax
Benefits
Balance at December 31, 2016	582
Reductions for settlement with state taxing authorities	(14)
Additions for tax positions of prior years	400
Additions for tax positions of current year	366
Balance at December 31, 2017	1,334
Reductions for settlement with state taxing authorities	(271)
Reductions for tax positions of prior years	(40)
Additions for tax positions of current year	35
Balance at December 31, 2018	1,058
Reductions for settlement with state taxing authorities	(99)
Additions for tax positions of current year	28
Balance at December 31, 2019	$987

Included in the liability for unrecognized tax benefits at December 31, 2019 and December 31, 2018 are tax positions of $987 and $1,058, respectively, which represents tax positions where the realization of the ultimate benefit is uncertain and the disallowance of which would affect the Company’s annual effective income tax rate.

In addition, at December 31, 2019 and December 31, 2018, the Company had accrued penalties associated with unrecognized tax benefits of $104 and $61, respectively.  At December 31, 2019 and December 31, 2018, the Company also had accrued interest associated with unrecognized tax benefits of $214 and $143, respectively.

6.        Leases

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

A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. An entity controls the use of the identified asset if both of the following are true: (1) the entity obtains the right to substantially all of the economic benefits from use of the identified asset and (2) the entity has the right to

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2019
(In thousands, except share and per share data)

direct the use of the identified asset. For the years ended December 31, 2019, 2018 and 2017, the Company leased facilities and equipment under operating and finance leases.

The Company leases some of its facilities under noncancellable operating leases that expire in various years through 2026. Certain leases may be renewed for periods varying from 1 to 10 years.  The Company has entered into or assumed through acquisition several equipment operating leases for assets including tractors, straight trucks and trailers with original lease terms between 2 and 6 years.  These leases expire in various years through 2025 and certain leases may be renewed for periods varying from 1 to 3 years.

Primarily through acquisitions, the Company assumed equipment leases that met the criteria for classification as a finance lease.  In conjunction with the acquisition of O.S.T. in July 2019, discussed further in Note 2, Acquisitions, Goodwill and Other Long-Lived Assets, the Company assumed finance leases with remaining lease terms between 2 and 7 years. These leases expire in various years through 2025 with no options to renew.  All other finance leases are not considered material to the Company's financial statements for the years ended December 31, 2019, 2018 and 2017. The finance leased equipment is being amortized over the shorter of the lease term or useful life. This amortization is included in depreciation and amortization expense.

The Company also subleases certain facility leases to independent third parties; however, as the Company is not relieved of its primary obligation under these leases, these assets are included in the right-of-use lease assets and corresponding lease liabilities as of December 31, 2019. Sublease rental income was $2,154, $1,724 and $1,923 in 2019, 2018 and 2017, respectively.  In 2020, the Company expects to receive aggregate future minimum rental payments under noncancellable subleases of approximately $1,505.  Noncancellable subleases expire between 2020 and 2024.

For leases and subleases with terms greater than 12 months, the Company recorded the related right-of-use asset as the balance of the related lease liability, adjusted for any prepaid or accrued lease payments. Unamortized initial direct costs and lease incentives were not significant as of December 31, 2019. The lease liability was recorded at the present value of the lease payments over the term. Many of the Company's leases include rental escalation clauses, renewal options and/or termination options that were contemplated in the determination of lease payments when appropriate. As of December 31, 2019, the Company was not reasonably certain of exercising any renewal options. Further, as of December 31, 2019, it was reasonably certain that all termination options would not be exercised. As such, there were no adjustments made to its right-of-use lease assets or corresponding liabilities as a result. In addition, the Company does not have any leases with residual value guarantees or material restrictions or covenants as of December 31, 2019.

The Company did not separate lease and nonlease components of contracts for purposes of determining the right-of use lease asset and corresponding liability. Additionally, variable lease and variable nonlease components were not contemplated in the calculation of the right-of-use asset and corresponding liability. For facility leases, variable lease costs include the costs of common area maintenance, taxes, and insurance for which the Company pays its lessors an estimate that is adjusted to actual expense on a quarterly or annual basis depending on the underlying contract terms. For equipment leases, variable lease costs may include additional fees for using equipment in excess of estimated annual mileage thresholds. Leasehold improvements were also excluded from the calculation of the right-of-use asset and corresponding liability. Leasehold improvements are recorded as an asset at cost and are amortized over the shorter of the estimated useful life or the initial term of the lease.

In addition, the Company holds contracts with independent owner-operators. These contracts explicitly identify the tractors to be operated by the independent owner-operators and therefore, the Company concluded that these represent embedded leases. However, the contract compensation is variable based upon a rate per shipment and a rate per mile. As such, these amounts are excluded from the calculation of the right-of-use lease asset and corresponding liability and are instead disclosed as part of variable lease costs below. Costs incurred for independent owner-operators in accordance with these embedded leases are included in purchased transportation on the Company's Statements of Comprehensive Income, totaling $358,185, $316,147 and $317,452 for the years ended December 31, 2019, 2018 and 2017, respectively.

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

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2019
(In thousands, except share and per share data)

underlying assets and terms. Upon adoption of the new lease standard, discount rates used for existing leases were established at January 1, 2019.

The following table summarizes the Company's lease costs for the year ended December 31, 2019 and related information:

Year ended
December 31, 2019
Lease cost
Finance lease cost:
Amortization of right-of-use assets	$1,019
Interest on lease liabilities	129
Operating lease cost	59,012
Short-term lease cost	12,056
Variable lease cost	373,181
Sublease income	2,154
Total lease cost	$447,551

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$129
Operating cash flows from operating leases	$57,589
Financing cash flows from finance leases	$946
Right-of-use assets obtained in exchange for new finance lease liabilities	$8,188
Right-of-use assets obtained in exchange for new operating lease liabilities	$202,278
Weighted-average remaining lease term - finance leases (in years)	4.6
Weighted-average remaining lease term - operating leases (in years)	3.8
Weighted-average discount rate - finance leases	3.4%
Weighted-average discount rate - operating leases	4.0%

The table below reconciles the undiscounted cash flows for each of the next five years and total of the remaining years to the lease liabilities recorded on the balance sheet as of December 31, 2019:

Payment Due Period	Operating Leases	Finance Leases
2020	$61,804	$1,611
2021	46,755	1,610
2022	31,918	1,342
2023	22,088	1,200
2024	14,775	798
Thereafter	7,351	268
Total minimum lease payments	184,691	6,829
Less: amount of lease payments representing interest	(32,551)	(499)
Present value of future minimum lease payments	152,140	6,330
Less: current portion of lease obligations	(50,615)	(1,421)
Long-term lease obligations	$101,525	$4,909

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2019
(In thousands, except share and per share data)

As of December 31, 2019, the Company has certain obligations to lease tractors, which will be delivered throughout 2020. These leases are expected to have terms of approximately 3 to 4 years and are not expected to materially impact the Company's right-of-use lease assets or liabilities as of December 31, 2019.

7.        Commitments and Contingencies

From time to time, the Company is party to ordinary, routine litigation incidental to and arising in the normal course of business.  The Company does not believe that any of these pending actions, individually or in the aggregate, will have a material adverse effect on its business, financial condition, results of operations or cash flows.

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

The Company is responsible for the first $7,500 per incident until it meets the $6,000 aggregate deductible for incidents resulting in claims between $3,000 and $5,000 and the $2,500 aggregate deductible for incidents resulting in claims between $5,000 and $10,000. During the year ended December 31, 2019, the Company recorded a $7,500 reserve for pending vehicular claims related to one incident. Although these claims are still developing, the Company has recorded reserves for the claims up to its self-insured retention limit of $7,500 and therefore, no further impact to the Company’s operating results is expected.

Because of the uncertainty of the ultimate resolution of outstanding claims, as well as uncertainty regarding claims incurred but not reported, it is possible that management’s provision for these losses could change materially in the near term. However, no estimate can currently be made of the range of additional loss that is at least reasonably possible.

As of December 31, 2019, the Company had commitments to purchase trailers and forklifts for approximately $6,376 during 2020.

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

Employer contributions vest 20.0% after two years of service and continue vesting 20.0% per year until fully vested. The Company’s matching contributions expensed in 2019, 2018 and 2017 were approximately $2,004, $1,713 and $1,441, respectively.

9.        Financial Instruments

Off Balance Sheet Risk

At December 31, 2019, the Company had letters of credit outstanding totaling $13,970.

Fair Value of Financial Instruments

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

Accounts receivable and accounts payable: The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair value based on their short-term nature.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2019
(In thousands, except share and per share data)

Revolving credit facility: The Company’s revolving credit facility bears variable interest rates plus additional basis points based upon covenants related to total indebtedness to earnings. As the revolving credit facility bears a variable interest rate, the carrying value approximates fair value.

The fair value estimates of earn-outs are discussed in Note 4, Acquisitions and Long-Lived Assets.

Using interest rate quotes and discounted cash flows, the Company estimated the fair value of its outstanding finance lease obligations as follows:

	December 31, 2019		December 31, 2018
	Carrying Value	Fair Value	Carrying Value	Fair Value
Finance lease obligations	$6,330	$6,318	$363	$374

The carrying value of the finance lease obligations are included within the Equipment section of Property and equipment on the Company’s Consolidated Balance Sheet. The Company's fair value estimates for the above financial instruments are classified within level 3 of the fair value hierarchy as defined in the FASB Codification.

10.        Segment Reporting

Effective September 1, 2018, Thomas Schmitt was named the Company's President and Chief Executive Officer. Mr. Schmitt is the Company's Chief Operating Decision Maker ("CODM") and is primarily responsible for allocating resources to and assessing the performance of the Company's segments. As a result of this change in leadership, the Company revisited its strategy. Due to this change in leadership and the implementation of a new strategy, Management changed how it evaluates and manages the business effective in the fourth quarter of 2019 and classifies our services into three reportable segments: Expedited Freight, Intermodal and Pool Distribution. The results of our previous Expedited LTL and TLS segments have been consolidated into our Expedited Freight segment. This classification is consistent with how the CODM makes decisions about resource allocation and assesses the Company's performance. The Company has recast its financial information and disclosures for the prior period to reflect the segment disclosures as if the current presentation had been in effect throughout all periods presented. For financial information relating to each of our business segments, see Note 10, Segment Reporting to our Consolidated Financial Statements.

Expedited Freight operates a comprehensive national network to provide expedited regional, inter-regional and national LTL services. Expedited Freight offers customers local pick-up and delivery and other services including final mile, truckload, shipment consolidation and deconsolidation, warehousing, customs brokerage and other handling. Included within the $988,757 of Expedited Freight revenue for the year end December 31, 2019 are defined services including Network revenue of $676,911, Truckload revenue of $184,663, Final Mile revenue of $100,555 and other revenue of $26,628. Intermodal provides first- and last-mile high value intermodal container drayage services both to and from seaports and railheads. Pool provides high-frequency handling and distribution of time sensitive product to numerous destinations.

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

Segment data includes intersegment revenues.  Costs of the corporate headquarters and shared services are allocated to the segments based on usage. The expense associated with shared operating assets, such as trailers, is allocated between operating segments based on usage. However, the carrying value of the asset's basis is not allocated. The Company evaluates the performance of its segments based on income from operations.  The Company’s business is conducted in the U.S. and Canada.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2019
(In thousands, except share and per share data)

The following tables summarize segment information about results from operations and assets used by the chief operating decision maker of the Company in making decisions regarding allocation of assets and resources as of and for the years ended December 31, 2019, 2018 and 2017.

Year ended December 31, 2019	Expedited Freight	Intermodal	Pool Distribution	Eliminations & Other	Consolidated
External revenues	$985,697	$217,606	$207,092	$—	$1,410,395
Intersegment revenues	3,060	105	297	(3,462)	—
Depreciation	22,993	3,086	4,884	(67)	30,896
Amortization	4,336	5,848	1,029	—	11,213
Share-based compensation expense	8,628	1,801	644	834	11,907
Interest expense	—	142	—	2,569	2,711
Income (loss) from operations	101,065	23,679	7,275	(13,196)	118,823
Total assets	713,527	206,576	115,638	(44,863)	990,878
Capital expenditures	22,179	717	5,313	—	28,209

Year ended December 31, 2018 (As Adjusted)	Expedited Freight	Intermodal	Pool Distribution	Eliminations & Other	Consolidated
External revenues	$926,446	$200,750	$193,690	$—	$1,320,886
Intersegment revenues	4,678	256	427	(5,361)	—
Depreciation	25,453	1,719	5,871	2	33,045
Amortization	3,499	4,610	1,029	—	9,138
Share-based compensation expense	8,457	984	453	655	10,549
Interest expense	(20)	58	—	1,745	1,783
Income (loss) from operations	101,440	23,266	5,870	(8,545)	122,031
Total assets	550,051	167,002	64,306	(21,144)	760,215
Capital expenditures	38,710	854	2,729	—	42,293

Year ended December 31, 2017 (As Adjusted)	Expedited Freight	Intermodal	Pool Distribution	Eliminations & Other	Consolidated
External revenues	$846,706	$154,446	$168,194	$—	$1,169,346
Intersegment revenues	3,701	238	289	(4,228)	—
Depreciation	23,260	1,867	5,732	3	30,862
Amortization	5,171	3,981	1,041	—	10,193
Share-based compensation expense	7,154	562	387	—	8,103
Interest expense	5	48	—	1,156	1,209
Income (loss) from operations	91,184	12,963	6,378	(1,768)	108,757
Total assets	506,652	149,150	55,970	(19,150)	692,622
Capital expenditures	36,683	514	1,068	—	38,265

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2019
(In thousands, except share and per share data)

11.        Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2019 and 2018:

	2019
	March 31	June 30	September 30	December 31
Operating revenue	$321,471	$345,756	$361,663	$381,504
Income from operations	24,734	30,550	30,689	32,852
Net income	18,407	22,330	22,195	24,168

Net income per share:
Basic	$0.64	$0.78	$0.78	$0.86
Diluted	$0.64	$0.78	$0.78	$0.85

	2018
	March 31	June 30	September 30	December 31
Operating revenue	$302,608	$330,343	$331,375	$356,561
Income from operations	24,235	32,870	29,879	35,047
Net income	17,741	24,298	22,329	27,684

Net income per share:
Basic	$0.60	$0.83	$0.76	$0.95
Diluted	$0.60	$0.82	$0.76	$0.95

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2019
(In thousands, except share and per share data)

12.        Subsequent Event

On January 12, 2020, the Company acquired substantially all of the assets of Linn Star Holdings, Inc., Linn Star Transfer, Inc. and Linn Star Logistics, LLC (collectively, “Linn Star”) for $57,200. This transaction was funded using cash flows from operations.

Linn Star is a privately-held Final Mile provider headquartered in Cedar Rapids, Iowa. As part of our Company’s strategic growth plan, the acquisition of Linn Star will increase Forward Final Mile’s capabilities significantly while expanding our footprint with an additional 20 locations. The Company anticipates Linn Star will contribute approximately $90,000 of revenue and $6,300 of operating income on an annualized basis.

Forward Air Corporation
Schedule II — Valuation and Qualifying Accounts
(In thousands)

Col. A	Col. B	Col. C		Col. D		Col. E
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts Described	Deductions -Described		Balance at End of Period
Year ended December 31, 2019
Allowance for doubtful accounts	$1,309	$761	$—	$726	(2)	$1,344
Allowance for revenue adjustments (1)	772	—	3,342	3,357	(3)	757
Income tax valuation	395	—	—	—		395
	2,476	761	3,342	4,083		2,496
Year ended December 31, 2018
Allowance for doubtful accounts	$2,542	$139	$—	$1,372	(2)	$1,309
Allowance for revenue adjustments (1)	464	—	3,628	3,320	(3)	772
Income tax valuation	360	35	—	—		395
	3,366	174	3,628	4,692		2,476
Year ended December 31, 2017
Allowance for doubtful accounts	$1,309	$1,814	$—	$581	(2)	$2,542
Allowance for revenue adjustments (1)	405	—	3,055	2,996	(3)	464
Income tax valuation	282	78	—	—		360
	1,996	1,892	3,055	3,577		3,366

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

4.2		Description of Capital Stock
10.1	*
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

10.4	*
Form of Non-Qualified Stock Option Agreement under the registrant's Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.16 to the registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2010 filed with the Securities and Exchange Commission on February 24, 2011 (File No. 0-22490))

10.5	*
Forward Air Corporation Executive Severance and Change in Control Plan, effective as of January 1, 2013 (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on December 14, 2012 (File No. 0-22490))

10.6	*
Forward Air Corporation Amended and Restated Stock Option and Incentive Plan, as further amended and restated on February 7, 2013 (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on February 13, 2013 (File No. 0-22490))

10.7	*
Form of Non-Qualified Stock Option Agreement for an award granted in February 2013, under the registrant's Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013, filed with the Securities and Exchange Commission on April 25, 2013 (File No. 0-22490))

10.8
First Amendment to the Forward Air Corporation Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, filed with the Securities and Exchange Commission on April 27, 2016 (File No. 0-22490))

10.9	*
Form of Nonqualified Stock Option Agreement under the registrant’s Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2016 (File No. 0-22490))

10.10	*
Form of CEO Nonqualified Stock Option Agreement under the registrant’s Amended and Restated Stock Option and Incentive Plan (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on February 12, 2016 (File No. 0-22490))

10.11	*
Form of Non-Employee Director Restricted Stock Units Agreement under the registrant’s Amended and Restated Non- Employee Director Stock Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2016 (File No. 0-22490))

10.12	*
Form of Non-Employee Director Restricted Stock Agreement under the registrant’s Amended and Restated Non-Employee Director Stock Plan (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 10, 2016 (File No. 0-22490))

10.13	*
Michael J. Morris Offer Letter dated as of May 24, 2016 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 26, 2016 (File No. 0-22490))

10.14	*
Form of Employee Restricted Share Agreement under the registrant’s 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2016 filed with the Securities and Exchange Commission on July 27, 2016))

10.15	*
Form of CEO Nonqualified Stock Option Agreement under the registrant’s 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.41 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2017)

10.16	*
Form of CEO Performance Share Agreement under the registrant’s 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.42 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2017)

10.17	*
Form of CEO Restricted Stock Agreement under the registrant’s 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.43 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2017)

10.18	*
Form of Nonqualified Stock Option Agreement under the registrant’s 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.44 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2017)

10.19	*
Form of Performance Share Agreement under the registrant’s 2016 Omnibus Compensation Plan (incorporated herein by reference to Exhibit 10.45 to the registrant’s Annual Report on Form 10-K filed with the Securities and Exchange Commission on February 22, 2017)

10.20	*
Form of Notice of Grant of Performance Shares under the registrant’s 2016 Omnibus Compensation Plan (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 27, 2017)

10.21	*
Executive Mortgage Assistance Agreement (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 27, 2017)

10.22	*	Severance Agreement (incorporated herein by reference to Exhibit 10.3 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 27, 2017)
10.23	*
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

10.25
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

10.26	*
Form of CEO Nonqualified Stock Option Agreement under the registrant’s 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.4 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 26, 2018)

10.27	*
Form of CEO Performance Share Agreement under the registrant’s 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.5 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 26, 2018)

10.28	*
Form of CEO Restricted Stock Agreement under the registrant’s 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.6 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 26, 2018)

10.29	*
Employment Agreement, dated June 6, 2018, between Forward Air Corporation and Thomas Schmitt (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2018)

10.30	*
Restrictive Covenants Agreement, dated June 6, 2018, between Forward Air Corporation and Thomas Schmitt (incorporated herein by reference to Exhibit 10.2 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2018)

10.31	*
Waiver and Acknowledgment, dated June 11, 2018 between Forward Air Corporation and Bruce Campbell (incorporated herein by reference to Exhibit 10.3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 12, 2018)

10.32
Amended and Restated Forward Air Corporation Executive Severance and Change in Control Plan, effective as of May 24, 2018 (incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 25, 2019)

10.33
Consulting Agreement effective May 7, 2019, between Forward Air Corporation and Bruce A. Campbell (incorporated herein by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 25, 2019)

10.34
Form of Performance Share Agreement (Total Shareholder Return) under the registrant's 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.3 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 25, 2019)

10.35
Form of Performance Share Agreement (EBITDA per Share) under the registrant's 2016 Omnibus Incentive Compensation Plan (incorporated herein by reference to Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on April 25, 2019)

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