Form 10-Q
period 2020-03-31
FORWARD AIR CORP
filed 2020-05-01
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
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

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of April 27, 2020 was 27,974,687.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited).

Forward Air Corporation
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)
(Unaudited)
	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$77,245	$64,749
Accounts receivable, less allowance of $1,923 in 2020 and $2,101 in 2019	143,234	150,197
Other current assets	20,710	21,372
Total current assets	241,189	236,318

Property and equipment	426,375	426,737
Less accumulated depreciation and amortization	216,621	213,706
Total property and equipment, net	209,754	213,031
Operating lease right-of-use assets	171,242	151,657
Goodwill and other acquired intangibles:
Goodwill	242,639	221,105
Other acquired intangibles, net of accumulated amortization of $95,492 in 2020 and $91,879 in 2019	158,135	127,798
Total goodwill and other acquired intangibles, net	400,774	348,903
Other assets	43,277	40,969
Total assets	$1,066,236	$990,878

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$26,565	$29,986
Accrued expenses	52,168	49,822
Other current liabilities	5,661	5,320
Current portion of debt and finance lease obligations	1,433	1,421
Current portion of operating lease obligations	57,501	50,615
Total current liabilities	143,328	137,164

Debt and finance lease obligations, less current portion	136,900	72,249
Operating lease obligations, less current portion	114,380	101,525
Other long-term liabilities	60,299	58,816
Deferred income taxes	45,488	43,942

Shareholders’ equity:
Preferred stock	—	—
Common stock, $0.01 par value: Authorized shares - 50,000,000, Issued and outstanding shares - 27,678,521 in 2020 and 27,850,233 in 2019	277	279
Additional paid-in capital	230,135	226,869
Retained earnings	335,429	350,034
Total shareholders’ equity	565,841	577,182
Total liabilities and shareholders’ equity	$1,066,236	$990,878

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Comprehensive Income
(In thousands, except per share data)
(Unaudited)

	Three months ended
	March 31, 2020	March 31, 2019
Operating revenue	$342,509	$321,471

Operating expenses:
Purchased transportation	160,134	144,014
Salaries, wages and employee benefits	86,672	76,362
Operating leases	23,564	19,173
Depreciation and amortization	10,629	10,827
Insurance and claims	11,770	9,371
Fuel expense	5,340	5,608
Other operating expenses	32,698	31,382
Total operating expenses	330,807	296,737
Income from operations	11,702	24,734

Other expense:
Interest expense	853	575
Other, net	—	1
Total other expense	853	576
Income before income taxes	10,849	24,158
Income tax expense	2,474	5,751
Net income and comprehensive income	$8,375	$18,407

Net income per share:
Basic	$0.30	$0.64
Diluted	$0.30	$0.64

Dividends per share:	$0.18	$0.18

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three months ended
	March 31, 2020	March 31, 2019

Operating activities:
Net income	$8,375	$18,407
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	10,629	10,827
Change in fair value of earn-out liability	(594)	—
Share-based compensation	3,266	3,047
Gain on disposal of property and equipment, net	(38)	(61)
(Recovery of) provision for loss on receivables	(180)	629
Provision for revenue adjustments	1,041	540
Deferred income tax expense	1,545	836
Changes in operating assets and liabilities
Accounts receivable	6,102	4,567
Prepaid expenses and other current assets	907	2,699
Income taxes	1,519	4,631
Accounts payable and accrued expenses	(3,406)	(4,596)
Net cash provided by operating activities	29,166	41,526

Investing activities:
Proceeds from disposal of property and equipment	750	407
Purchases of property and equipment	(3,172)	(4,090)
Acquisition of business, net of cash acquired	(55,931)	—
Other	—	(6)
Net cash used in investing activities	(58,353)	(3,689)

Financing activities:
Payments of finance lease obligations	(336)	(68)
Proceeds from senior credit facility	65,000	—
Proceeds from exercise of stock options	—	830
Payments of cash dividends	(5,050)	(5,189)
Repurchase of common stock (repurchase program)	(15,259)	(14,181)
Cash settlement of share-based awards for tax withholdings	(2,672)	(2,721)
Net cash provided by (used in) financing activities	41,683	(21,329)
Net increase in cash	12,496	16,508
Cash at beginning of period	64,749	25,657
Cash at end of period	$77,245	$42,165

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Consolidated Statements of Shareholders' Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2019	27,850	$279	$226,869	$350,034	$577,182
Net income and comprehensive income	—	—	—	8,375	8,375
Share-based compensation	—	—	3,266	—	3,266
Dividends ($0.18 per share)	—	—	2	(5,052)	(5,050)
Cash settlement of share-based awards for tax withholdings	(42)	—	—	(2,672)	(2,672)
Share repurchases	(268)	(3)	—	(15,256)	(15,259)
Vesting of previously non-vested shares	139	1	(2)	—	(1)
Balance at March 31, 2020	27,679	$277	$230,135	$335,429	$565,841

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2018	28,535	$285	$210,296	$342,663	$553,244
Net income and comprehensive income	—	—	—	18,407	18,407
Other	—	2	—	—	2
Exercise of stock options	18	—	830	—	830
Share-based compensation	—	—	3,047	—	3,047
Dividends ($0.18 per share)	—	—	1	(5,190)	(5,189)
Cash settlement of share-based awards for tax withholdings	(44)	(1)	—	(2,720)	(2,721)
Share repurchases	(230)	(2)	—	(14,179)	(14,181)
Vesting of previously non-vested shares	136	—	—	—	—
Balance at March 31, 2019	28,415	$284	$214,174	$338,981	$553,439

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
March 31, 2020

1.    Description of Business and Basis of Presentation

Basis of Presentation and Principles of Consolidation

Forward Air Corporation ("the Company", "We", "Our") is a leading asset-light freight and logistics company. Forward Air Corporation's services are classified into three principal reportable segments: Expedited Freight, Intermodal and Pool Distribution ("Pool") (See Note 13).

Through the Expedited Freight segment, the Company operates a comprehensive national network to provide expedited regional, inter-regional and national less-than-truckload ("LTL") services. Expedited Freight offers customers local pick-up and delivery and other services including final mile, truckload, shipment consolidation and deconsolidation, warehousing, customs brokerage and other handling.

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

In the Pool segment, the Company provides high-frequency handling and distribution of time sensitive product to numerous destinations within a specific geographic region. The Company offers this service throughout the Mid-Atlantic, Southeast, Midwest and Southwest United States.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company’s operating results are subject to seasonal trends (as described in the Company's 2019 Form 10-K) when measured on a quarterly basis; therefore operating results for the three months ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information, refer to the consolidated financial statements and notes thereto included in the Forward Air Corporation Annual Report on Form 10-K for the year ended December 31, 2019.

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

In particular, management has made estimates and assumptions related to the impact of the novel coronavirus ("COVID-19") on its business. COVID-19 was characterized as a pandemic by the World Health Organization on March 11, 2020. To help lessen its spread, many countries have implemented travel restrictions and/or required companies to limit or suspend business operations. These actions have disrupted supply chains and company operations around the world. The current environment resulting from COVID-19 is unprecedented and comes with a great deal of uncertainty as discussed further throughout this document.

2.    Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which replaces the incurred loss methodology previously employed to measure credit losses for most financial assets and requires the use of a forward-looking expected loss model. Under current accounting guidance, credit losses are recognized when it is probable a loss has been incurred. The updated guidance will require financial assets to be measured at amortized costs less a reserve, equal to the net amount expected

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
March 31, 2020

to be collected. This standard is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company adopted this standard as of January 1, 2020, which resulted in the Company revising its allowance for doubtful accounts policy on a prospective basis. The adoption of this standard did not have a material impact on the Company's financial statements.

The Company has a broad range of customers, including freight forwarders, third-party logistics (“3PL”) companies, passenger and cargo airlines, steamship lines, and retailers, located across a diverse geography. In addition, the Company does not have a significant concentration of credit risk; no single customer accounts for more than 10% of its consolidated revenue. In circumstances in which the Company is aware of a specific customer’s inability to meet its financial obligations to the Company (for example, bankruptcy filings, accounts turned over for collection, or litigation), the Company records a specific reserve for these bad debts against amounts due, in order to reduce the net recognized receivable to the amount the Company reasonably believes will be collected. For all other customers, the Company recognizes a general reserve based on a percentage of revenue to ensure accounts receivables are properly recorded at the net amount expected to be collected. Management evaluates the collectability of its accounts receivables at least quarterly and sets the reserve based on historical and current collection history and reasonable and supportable forecasts about any expected changes to our collection experience in the future due to changing economic conditions. If circumstances change (i.e., the Company experiences higher than expected defaults or an unexpected material adverse change in a customer’s ability to meet its financial obligations to the Company), the estimates of the recoverability of amounts due to the Company could be changed by a material amount. Accounts are written off after all means of collection, including legal action, have been exhausted.

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

The Company's revenue from contracts with customers is disclosed within three reportable segments: Expedited Freight, Intermodal and Pool. This is consistent with disclosures in earnings releases and annual reports and with the information regularly reviewed by the chief operating decision maker for evaluating financial performance. See additional discussion in Note 13, Segment Reporting.

4.    Acquisitions and Long-Lived Assets

Expedited Freight Acquisitions

As part of the Company's strategy to expand final mile pickup and delivery operations, in January 2020, the Company acquired certain assets and liabilities of Linn Star Holdings, Inc., Linn Star Transfer, Inc. and Linn Star Logistics, LLC (collectively, “Linn Star”) for $57,239. This acquisition increased the Company's Final Mile capabilities with an additional 20 locations. In addition, in April 2019, the Company acquired certain assets and liabilities of FSA Network, Inc., doing business as FSA Logistix (“FSA”), for $27,000 and a potential earnout of up to $15,000. Both transactions were funded using cash flows from operations. The assets, liabilities, and operating results of these acquisitions have been included in the Company's consolidated financial statements from the date of acquisition and have been assigned to the Expedited Freight reportable segment.

The FSA acquisition agreement provides the sellers an earnout opportunity of up to $15,000 based on the achievement of certain revenue milestones over two one-year periods, beginning May 1, 2019. Upon acquisition, the fair value of the earn-out liability was $11,803 and is included in other current and long-term liabilities in the opening condensed consolidated balance sheet. The earn-out liability was classified as level 3 of the fair value hierarchy as defined in the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“the FASB Codification”) and the value was determined based on estimated revenues and the probability of achieving them. The fair value was based on the two-year performance of FSA's

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
March 31, 2020

acquired customer revenue and was estimated using a Monte Carlo simulation. The initial weighted average assumptions used in the Monte Carlo simulation are summarized in the following table:

	FSA Earn-out
	April 21, 2019	December 31, 2019	March 31, 2020
Risk-free rate	2.9%	2.2%	4.5%
Revenue discount rate	4.4%	4.4%	3.1%
Revenue volatility	3.0%	5.0%	6.0%

During the three months ended March 31, 2020, the earn-out fair value decreased $594 to $11,176, $5,661 of which is classified as a current liability. The change in fair value is included in other operating expenses and is based on changes in expected cash flows. As of March 31, 2020, the expected total earn-out to be paid was $12,583. The current portion of the earn-out is expected to be paid in the second quarter of 2020.

Intermodal Acquisitions

As part of the Company's strategy to expand its Intermodal operations, in July 2019, the Company acquired certain assets and liabilities of O.S.T. Logistics, Inc. and O.S.T. Trucking Co., Inc. (together referred to as “OST”) for $12,000. OST is a drayage company and expanded the Company's intermodal footprint on the East Coast, primarily in Baltimore, Maryland, with additional locations in Pennsylvania, Virginia, South Carolina and Georgia. This transaction was funded using cash flows from operations. The assets, liabilities, and operating results of the acquisition have been included in the Company's consolidated financial statements from the date of acquisition and have been included in the Intermodal reportable segment.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
March 31, 2020

Allocations of Purchase Price

The following table presents the allocations of the previously discussed acquisition purchase prices to the assets acquired and liabilities assumed based on their estimated fair values and resulting residual goodwill (in thousands):

	FSA	OST	Linn Star
	April 21, 2019	July 14, 2019	January 12, 2020
Tangible assets:
Cash	$202	$—	$1,308
Other receivables	1,491	—	—
Prepaid expenses and other current assets	—	—	1,182
Property and equipment	40	10,371	605
Operating lease right-of-use assets	3,209	1,672	10,011
Total tangible assets	4,942	12,043	13,106
Intangible assets:
Non-compete agreements	900	850	650
Customer relationships	17,900	5,700	33,300
Goodwill	19,963	2,050	21,534
Total intangible assets	38,763	8,600	55,484
Total assets acquired	43,705	20,643	68,590

Liabilities assumed:
Current liabilities	8,466	—	1,340
Other liabilities	5,030	—	—
Debt and finance lease obligations	—	6,971	—
Operating lease obligations	3,209	1,672	10,011
Total liabilities assumed	16,705	8,643	11,351
Net assets acquired	$27,000	$12,000	$57,239

The above purchase price allocations are preliminary as the Company is still in the process of finalizing the valuation of the acquired assets and liabilities assumed. The above estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the acquisition date through the date of this filing. The acquired definite-lived intangible assets have the following useful lives:

Useful Lives
	FSA	OST	Linn Star
Non-compete agreements	5 years	3 years	1 year
Customer relationships	15 years	10 years	15 years

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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
March 31, 2020

Goodwill

Goodwill is allocated to reporting units that are expected to benefit from the business combinations generating the goodwill. The Company has five reporting units - Expedited LTL, Truckload, Final Mile, Intermodal and Pool. The Company conducted its annual impairment assessments and tests of goodwill for each reporting unit as of June 30, 2019 and no impairment charges were required.

During the three months ended March 31, 2020, the Company performed a qualitative assessment and evaluated if indicators of an impairment exist, especially considering the impact from COVID-19. While the Company's business has been negatively impacted by COVID-19, specifically its Pool business, the Company does not believe it is more likely than not that the carrying value of any of its reporting units exceeds its fair value. The Company expects the second quarter of 2020 to also be negatively impacted by COVID-19, with a slow sequential recovery in the second half of the year, but does not believe these short-term disruptions to the business have significantly reduced the Company's long-term cash flows such that any of its reporting units' fair values are below its carrying values. As a result, as of March 31, 2020, no goodwill impairments were identified.

The following is a summary of the Company's goodwill as of March 31, 2020. Approximately $163,496 of goodwill is deductible for tax purposes.

	Beginning balance, December 31, 2019	Linn Star Acquisition	Ending balance, March 31, 2020
Expedited LTL
Goodwill	$97,593	$—	$97,593
Accumulated Impairment	—	—	—

Truckload
Goodwill	45,164	—	45,164
Accumulated Impairment	(25,686)	—	(25,686)

Final Mile
Goodwill	19,963	21,534	41,497
Accumulated Impairment	—	—	—

Intermodal
Goodwill	78,665	—	78,665
Accumulated Impairment	—	—	—

Pool Distribution
Goodwill	12,359	—	12,359
Accumulated Impairment	(6,953)	—	(6,953)

Total
Goodwill	253,744	21,534	275,278
Accumulated Impairment	(32,639)	—	(32,639)
	$221,105	$21,534	$242,639

Other Long-Lived Assets
The Company tests its long-lived assets (asset groups) for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Management evaluates long-lived assets for impairment at the lowest level for which cashflows are identifiable. In general, these assets are reviewed at the reporting unit level, discussed above, by significant

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
March 31, 2020

asset category. Examples of significant asset categories include land, buildings, tractors, trailers, other equipment, leasehold improvements, right-of-use lease assets, customer relationships, non-compete agreements, software and inventory.

During the three months ended March 31, 2020, the Company evaluated if indicators of an impairment exist, especially considering the impact from COVID-19. As discussed above, although the Company's business has been negatively impacted by COVID-19, the Company does not believe these short-term disruptions to the business have significantly reduced the Company's long-term cash flows. As such, of March 31, 2020, the Company believes all of its assets were recoverable and no impairments to the Company's long-lived assets were identified.

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

Employee Activity - Stock Options

Stock option grants to employees generally expire seven years from the grant date and typically vest ratably over a three-year period.  All forfeitures were recognized as they occurred. The Company used the Black-Scholes option-pricing model to estimate the grant-date fair value of options granted.  There were no options granted during the three months ended March 31, 2019. The weighted-average fair value of options granted and assumptions used to estimate their fair value during the three months ended March 31, 2020 were as follows:

Three months ended
March 31, 2020
Expected dividend yield	1.1%
Expected stock price volatility	24.1%
Weighted average risk-free interest rate	1.5%
Expected life of options (years)	5.9
Weighted average grant date fair value	$14.79

The following tables summarize the Company’s employee stock option activity and related information:

	Three months ended March 31, 2020
				Weighted-
		Weighted-		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Options	Price	Value	Term
Outstanding at December 31, 2019	431	$53
Granted	36	66
Exercised	—	—
Forfeited	(2)	60
Outstanding at March 31, 2020	465	$54	$3,017	4.1
Exercisable at March 31, 2020	330	$51	$3,364	3.5

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
March 31, 2020

	Three months ended
	March 31, 2020	March 31, 2019
Share-based compensation for options	$327	$439
Tax benefit for option compensation	$75	$105
Unrecognized compensation cost for options	$1,671	$2,768
Weighted average period over which unrecognized compensation will be recognized (years)	1.7

Employee Activity - Non-vested Shares

The fair value of non-vested shares issued was estimated using the closing market prices for the business day of the grant. The share-based compensation for the nonvested shares is recognized ratably over the requisite service period or vesting period, which is a three-year period.  All forfeitures were recognized as they occurred.

The following tables summarize the Company’s employee non-vested share activity and related information:

	Three months ended March 31, 2020
		Weighted-
		Average	Aggregate
	Non-vested	Grant Date	Grant Date
	Shares	Fair Value	Fair Value
Outstanding and non-vested at December 31, 2019	277	$58
Granted	117	66
Vested	(104)	67
Forfeited	(6)	62
Outstanding and non-vested at March 31, 2020	284	$63	$17,758

	Three months ended
	March 31, 2020	March 31, 2019
Share-based compensation for non-vested shares	$1,938	$2,042
Tax benefit for non-vested share compensation	$442	$486
Unrecognized compensation cost for non-vested shares	$13,963	$15,251
Weighted average period over which unrecognized compensation will be recognized (years)	2.2

Employee Activity - Performance Shares

The Company annually grants performance shares to key employees.  Under the terms of the performance share agreements, following the end of a three-year performance period, the Company may issue to these employees a calculated number of common stock shares if certain performance targets are met. For shares granted during the three months ended March 31, 2020 and 2019, 50% of the performance share issuances will be based on meeting three-year earnings before interest, taxes, depreciation and amortization ("EBITDA") per share targets and the remaining 50% of the performance share issuances will be based on the three-year performance of the Company’s total shareholder return ("TSR") as compared to the TSR of a selected peer group. All forfeitures were recognized as they occurred.

Depending upon the EBITDA per share targets met, 0% to 200% of the granted shares may ultimately be issued. For shares granted based on total shareholder return, 0% of the shares will be issued if the Company's total shareholder return outperforms 25% or

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
March 31, 2020

less of the peer group, but 200% of the shares will be issued if the Company's total shareholder return performs better than 90% of the peer group.

The fair value of the performance shares granted based on meeting EBITDA per share targets were estimated using the closing market prices on the day of grant and the probability of meeting these targets as of the measurement date. The fair value of the performance shares granted based on the three-year performance of the Company’s total shareholder return was estimated using a Monte Carlo simulation. The following table contains the weighted-average assumptions used to estimate the fair value of performance shares granted using the Monte Carlo simulation. These assumptions are subjective and changes in these assumptions can materially affect the fair value estimate.

	Three months ended
	March 31, 2020	March 31, 2019
Expected stock price volatility	23.5%	23.4%
Weighted average risk-free interest rate	1.4%	2.5%

The following tables summarize the Company’s employee performance share activity, assuming median share awards, and related information:

	Three months ended March 31, 2020
		Weighted-
		Average	Aggregate
	Performance	Grant Date	Grant Date
	Shares	Fair Value	Fair Value
Outstanding and non-vested at December 31, 2019	62	$62
Granted	40	69
Additional shares awarded based on performance	13	51
Vested	(35)	51
Forfeited	(4)	66
Outstanding and non-vested at March 31, 2020	76	$67	$5,135

	Three months ended
	March 31, 2020	March 31, 2019
Share-based compensation for performance shares	$740	$348
Tax benefit for performance share compensation	$169	$83
Unrecognized compensation cost for performance shares	$3,695	$2,806
Weighted average period over which unrecognized compensation will be recognized (years)	2.5

Employee Activity – Employee Stock Purchase Plan

Under the 2005 Employee Stock Purchase Plan (the “ESPP”), which has been approved by shareholders, the Company is authorized to issue up to a remaining 350 shares of common stock to employees of the Company. These shares may be issued at a price equal to 90% of the lesser of the market value on the first day or the last day of each six-month purchase period. Common stock purchases are paid for through periodic payroll deductions and/or up to two large lump sum contributions. There were no shares issued during the three months ended March 31, 2020.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
March 31, 2020

Non-employee Director Activity - Non-vested Shares

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

In May 2016, with the approval of shareholders, the Company further amended the Amended Plan to reserve for issuance an additional 160 common shares, increasing the total number of reserved common shares under the Amended Plan to 360. As of March 31, 2020, there were approximately 116 shares remaining available for grant.

The following tables summarize the Company’s non-employee non-vested share activity and related information:

Three months ended March 31, 2020
Weighted-
		Average	Aggregate
	Non-vested	Grant Date	Grant Date
	Shares	Fair Value	Fair Value
Outstanding and non-vested at December 31, 2019	16	$62
Granted	—	—
Vested	—	—
Forfeited	—	—
Outstanding and non-vested at March 31, 2020	16	$62	$990

	Three months ended
	March 31, 2020	March 31, 2019
Share-based compensation for non-vested shares	$261	$218
Tax benefit for non-vested share compensation	$60	$52
Unrecognized compensation cost for non-vested shares	$106	$142
Weighted average period over which unrecognized compensation will be recognized (years)	0.1

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
March 31, 2020

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

Unless the Company elects otherwise under the credit agreement, interest on borrowings under the Facility is based on the highest of (a) the federal funds rate (not less than 0%) plus 0.5%, (b) the administrative agent's prime rate and (c) the LIBOR Rate plus 1.0%, in each case plus a margin that can range from 0.3% to 0.8% with respect to the Facility depending on the Company’s ratio of consolidated funded indebtedness to earnings before interest, taxes, depreciation and amortization, as set forth in the credit agreement. Payments of interest for each loan that is based on the LIBOR Rate are due in arrears on the last day of the interest period applicable to such loan (with interest periods of one, two or three months being available, at the Company’s option). Payments of interest on loans that are not based on the LIBOR Rate are due on the last day of each quarter ended March 31, June 30, September 30 and December 31 of each year. All unpaid amounts of principal and interest are due at maturity. As of March 31, 2020, the Company had $132,500 in borrowings outstanding under the revolving credit facility, $13,970 utilized for outstanding letters of credit and $3,530 of available borrowing capacity under the revolving credit facility.  The interest rate on the outstanding borrowing under the revolving credit facility was 2.3% as of March 31, 2020.

The Facility contains customary events of default including, among other things, payment defaults, breach of covenants, cross acceleration to material indebtedness, bankruptcy-related defaults, material judgment defaults, and the occurrence of certain change of control events. The occurrence of an event of default may result in, among other things, the termination of the Facilities, acceleration of repayment obligations and the exercise of remedies by the lenders with respect to the Company and its subsidiaries that are party to the Facility. The Facility also contains financial covenants and other covenants that, among other things, restrict the ability of the Company and its subsidiaries, without the approval of the required lenders, to engage in certain mergers, consolidations, asset sales, dividends and stock repurchases, investments, and other transactions or to incur liens or indebtedness in excess of agreed thresholds, as set forth in the credit agreement. As of March 31, 2020, the Company was in compliance with the aforementioned covenants.

7.    Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three months ended
	March 31, 2020	March 31, 2019
Numerator:
Net income and comprehensive income	$8,375	$18,407
Income allocated to participating securities	(67)	(208)
Numerator for basic and diluted income per share - net income	$8,308	$18,199
Denominator:
Denominator for basic income per share - weighted-average shares	27,846	28,530
Effect of dilutive stock options	55	76
Effect of dilutive performance shares	47	42
Denominator for diluted income per share - adjusted weighted-average shares	27,948	28,648
Basic net income per share	$0.30	$0.64
Diluted net income per share	$0.30	$0.64

The number of instruments that could potentially dilute net income per basic share in the future, but that were not included in the computation of net income per diluted share because to do so would have been anti-dilutive for the periods presented, are as follows:

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
March 31, 2020

	Three months ended
	March 31, 2020	March 31, 2019
Anti-dilutive stock options	203	195
Anti-dilutive performance shares	24	8
Anti-dilutive non-vested shares and deferred stock units	75	—
Total anti-dilutive shares	302	203

8.    Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states and Canada. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2012.

For the three months ended March 31, 2020 and 2019, the effective income tax rates varied from the statutory federal income tax rate of 21.0%, primarily as a result of the effect of state income taxes, net of the federal benefit, and permanent differences between book and tax net income. The combined federal and state effective tax rate for the three months ended March 31, 2020 was 22.8% compared to a rate of 23.8% for the same period in 2019.  The lower effective tax rate for the three months ended March 31, 2020 was primarily the result of a refund for Tennessee tax credits and increased stock based compensation vesting as a percentage of income before income taxes. This was partially offset by increased executive compensation as a percentage of income before income taxes, which was not deductible for income tax purposes.

9.     Leases

A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. An entity controls the use of the identified asset if both of the following are true: (1) the entity obtains the right to substantially all of the economic benefits from use of the identified asset and (2) the entity has the right to direct the use of the identified asset. For the three months ended March 31, 2020, the Company leased facilities and equipment under operating and finance leases, which were accounted for in accordance with ASU 2016-02, Leases.

The Company elected the practical expedients as allowed per this guidance to combine lease and non-lease components and to keep leases with an initial term of 12 months or less, after the consideration of options, off the balance sheet. Additionally, variable lease and variable nonlease components were not contemplated in the calculation of the right-of-use asset and corresponding liability.

For leases and subleases with terms greater than 12 months, the Company recorded the related right-of-use asset as the balance of the related lease liability, adjusted for any prepaid or accrued lease payments. Unamortized initial direct costs and lease incentives were not significant as of March 31, 2020. The lease liability was recorded at the present value of the lease payments over the term. Many of the Company's leases include rental escalation clauses, renewal options and/or termination options that were contemplated in the determination of lease payments when appropriate. As of March 31, 2020, the Company was not reasonably certain of exercising any renewal options. Further, as of March 31, 2020, it was reasonably certain that all termination options would not be exercised. As such, there were no adjustments made to its right-of-use lease assets or corresponding liabilities as a result. In addition, the Company does not have any leases with residual value guarantees or material restrictions or covenants as of March 31, 2020.

For these leases with an initial term of 12 months or less, after the consideration of options, the Company recognized the corresponding lease expense on a straight-line basis over the lease term.

Operating Leases

The Company leases some of its facilities under noncancelable operating leases that expire in various years through 2026. Certain leases may be renewed for periods varying from 1 to 10 years.  In conjunction with the acquisition of Linn Star in January 2020,

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
March 31, 2020

discussed further in Note 4, Acquisitions and Long-Lived Assets, the Company assumed operating facility leases that expire in various years through 2025 and had a right-of-use asset and corresponding lease liability of approximately $10,011 at acquisition.

The Company has also historically entered into or assumed through acquisition several equipment operating leases for assets including tractors, straight trucks and trailers with original lease terms between 2 and 6 years.  These leases expire in various years through 2028 and certain leases may be renewed for periods varying from 1 to 3 years.  The Company did not enter into any material equipment leases outside the normal course of business during the three months ended March 31, 2020.

As of March 31, 2020, the Company has certain obligations to lease tractors, which will be delivered throughout 2020. These leases are expected to have terms of approximately 3 to 4 years and are not expected to materially impact the Company's right-of-use lease assets or liabilities as of March 31, 2020.

Finance Leases

Primarily through acquisitions, the Company assumed equipment leases that met the criteria for classification as a finance lease with remaining lease terms between 2 and 7 years. These leases expire in various years through 2025 with no options to renew.  The finance leased equipment is being amortized over the shorter of the lease term or useful life. The Company did not enter into any new finance leases during the three months ended March 31, 2020.

10.    Financial Instruments

Off Balance Sheet Risk

As of March 31, 2020, the Company had letters of credit outstanding totaling $13,970.

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

The fair value estimates of earn-outs are discussed in Note 4, Acquisitions and Long-Lived Assets.

Using interest rate quotes and discounted cash flows, the Company estimated the fair value of its outstanding finance lease obligations as follows:

	March 31, 2020
	Carrying Value	Fair Value
Finance leases	$5,979	$6,149

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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
March 31, 2020

11.    Shareholders' Equity

During each quarter of 2019 and the first quarter of 2020, the Company's Board of Directors declared a cash dividend of $0.18 per share of common stock. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

On July 21, 2016, the Company's Board of Directors approved a stock repurchase authorization for up to 3,000 shares of the Company’s common stock (the "2016 Repurchase Plan"). On February 5, 2019, the Company's Board of Directors canceled the Company’s 2016 Repurchase Plan and approved a new stock repurchase plan authorizing up to 5,000 shares of the Company’s common stock (the “2019 Repurchase Plan”) that shall remain in effect until such time as the shares authorized for repurchase are exhausted or the plan is canceled.  The Company is not obligated to repurchase any specific number of shares and may suspend or cancel the plan at any time. The Company does not expect to repurchase any shares under this plan during the second quarter of 2020.

The following tables summarize the Company's share repurchases for the three months ended March 31, 2020 and 2019.

	Three months ended
	March 31, 2020			March 31, 2019
	Shares repurchased	Cost of shares repurchased	Average cost per share	Shares repurchased	Cost of shares repurchased	Average cost per share
2016 Repurchase Plan	—	$—	$—	68	$3,850	$56.97
2019 Repurchase Plan	268	15,259	56.93	162	10,331	63.66
Total	268	$15,259	$56.93	230	$14,181	$61.69

As of March 31, 2020, 3,887 shares were available to be purchased under the 2019 Plan.
12.    Commitments and Contingencies

Self-Insurance Reserves

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

In the opinion of management, adequate provision has been made for all incurred claims up to the self-insured limits, including provision for estimated claims incurred but not reported. The Company is responsible for the first $7,500 per incident until it meets the $6,000 aggregate deductible for incidents resulting in claims between $3,000 and $5,000 and the $2,500 aggregate deductible for incidents resulting in claims between $5,000 and $10,000. Due to the uncertainty of the ultimate resolution of outstanding claims, as well as uncertainty regarding claims incurred but not reported, it is possible that management’s provision for these losses could change materially in the near term. However, no estimate can currently be made of the range of additional loss that is at least reasonably possible.

Purchase Commitments

As of March 31, 2020, the Company had commitments to purchase forklifts and trailer rollerbeds for approximately $2,508 during 2020.

13.    Segment Reporting

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
March 31, 2020

The Company operates in three reportable segments based on information available to and used by the chief operating decision maker ("CODM").  This classification is consistent with how the CODM makes decisions about resource allocation and assesses the Company's performance. The Company evaluates the performance of its segments based on income from operations.  The Company’s business is conducted in the U.S. and Canada.

Expedited Freight operates a comprehensive national network to provide expedited regional, inter-regional and national LTL services and offers customers local pick-up and delivery and other services including final mile, truckload, shipment consolidation and deconsolidation, warehousing, customs brokerage and other handling. Included within the $251,158 of Expedited Freight revenue for the three months ended March 31, 2020 were defined services including Network revenue of $152,010, Truckload revenue of $45,058, Final Mile revenue of $47,802 and other revenue of $6,288. Intermodal primarily provides first- and last-mile high value intermodal container drayage services both to and from seaports and railheads. Pool Distribution provides high-frequency handling and distribution of time sensitive product to numerous destinations.

Except for certain insurance activity, the accounting policies of the segments are the same as those described in the summary of significant accounting policies disclosed in Note 1 of the Forward Air Corporation Annual Report on Form 10-K for the year ended December 31, 2019. For workers compensation and vehicle claims, each segment is charged an insurance premium and is also charged a deductible that corresponds with each segment's individual self-retention limit. However, any losses beyond these deductibles and any loss development factors applied to outstanding claims as a result of actuary analysis are not passed to the segments, but recorded at the corporate level ("Eliminations & other").

Segment data includes intersegment revenues and shared costs.  Costs of the corporate headquarters, shared services and shared assets, such as trailers, are allocated to the segments based on usage. The cost basis of shared assets are not allocated. Instead, the cost basis for the majority of shared assets, such as trailers, are included in Expedited Freight.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
March 31, 2020

The following tables summarize segment information for the three months ended March 31, 2020 and 2019.

	Three months ended March 31, 2020
	Expedited Freight	Intermodal	Pool Distribution	Eliminations & other	Consolidated
External revenues	$250,673	$52,455	$39,382	$(1)	$342,509
Intersegment revenues	485	5	42	(532)	—
Depreciation	4,858	1,053	1,097	8	7,016
Amortization	1,788	1,568	257	—	3,613
Share-based compensation expense	2,667	389	188	22	3,266
Interest expense	3	54	—	796	853
Income (loss) from operations	14,698	3,713	(3,562)	(3,147)	11,702
Total assets	773,917	213,060	98,254	(18,995)	1,066,236
Capital expenditures	2,405	246	521	—	3,172

	Three months ended March 31, 2019 (As Adjusted)
	Expedited Freight	Intermodal	Pool Distribution	Eliminations & other	Consolidated
External revenues	$222,278	$54,097	$45,096	$—	$321,471
Intersegment revenues	705	18	89	(812)	—
Depreciation	6,532	469	1,315	—	8,316
Amortization	847	1,407	257	—	2,511
Share-based compensation expense	2,169	531	182	165	3,047
Interest expense	1	13	—	561	575
Income (loss) from operations	20,388	6,181	1,251	(3,086)	24,734
Total assets	641,525	182,489	102,678	(41,115)	885,577
Capital expenditures	2,237	73	1,780	—	4,090

14.    Subsequent Events

Senior Credit Facility
On April 16, 2020, the Company entered into an amendment ("the First Amendment") to its five-year senior unsecured credit facility established pursuant to its Credit Agreement, dated as of September 29, 2017, by and among the Company and Forward Air, Inc., as borrowers, certain subsidiaries of the Company, as guarantors, Bank of America, N.A., as administrative agent and lender, U.S. Bank, National Association, as lender, and the other lenders party thereto (as amended by the First Amendment, the “Credit Agreement”).
The First Amendment:

•	increased the size of the revolving credit facility from $150,000 to $225,000;

•
amended the base interest rate (which cannot be less than 3.00%) to be based on the highest of (a) the federal funds rate plus 0.50%, (b) the Bank of America prime rate; and (c) the LIBOR Rate (which cannot be less than 1.00%) published by Bloomberg (or if such published rate is not available, such other rate as determined by the administrative agent) plus 1.00%, in each case plus a margin that can range from 0.250% to 0.750% depending on the Company’s ratio of consolidated funded indebtedness to earnings before interest, taxes, depreciation and amortization, calculated as set forth in the Credit Agreement; and

•
increased the applicable margin for LIBOR rate loans and letter of credit fees to a range of 2.250% to 2.750% and the commitment fee to a range of 0.375% to 0.425%, in each case depending on the Company’s ratio of consolidated funded

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
March 31, 2020

indebtedness to earnings before interest, taxes, depreciation and amortization, calculated as set forth in the Credit Agreement.
The facility maturity date was not amended. The proceeds from the Credit Agreement may be used for working capital and general corporate purposes. As of April 16, 2020, a total of $146,000 out of an available $225,000 was outstanding under the Credit Agreement.

Board Approved Divestiture of Pool Segment

On April 23, 2020, the Company's Board of Directors ("the Board") approved a strategy to divest the Company's Pool Distribution business. This represents a strategic shift for the Company that will have a major effect on its operations and financial results. The Company is currently exploring all options to divest of these assets, but has not entered into a material definitive agreement to sell these assets as of the date of this report. However, the Company does believe it is probable that these assets will be divested of within a year of receiving this authority from the Board. As a result, the Company will begin reporting Pool as a Discontinued Operation starting with the second quarter of 2020.

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

Trends and Developments

Impact of COVID-19

COVID-19 was characterized as a pandemic by the World Health Organization on March 11, 2020. To help lessen its spread, many countries have implemented travel restrictions and/or required companies to limit or suspend business operations. These actions have disrupted supply chains and company operations around the world. The current environment resulting from COVID-19 is unprecedented and comes with a great deal of uncertainty.
The Forward Air team is actively managing through the COVID-19 pandemic, with a paramount focus on team member and customer safety. Given our modal exposures to air freight, ocean freight and physical retail, the impact of COVID-19 presents a meaningful challenge that we are addressing through our asset-light business model.
In Expedited Freight, our networks remain fully operational. Our LTL terminals are open and we are actively lowering purchased transportation and labor costs in response to reduced volumes from our forwarder and airline customers. Much of the freight that typically moves through our LTL network is not classified as “essential goods” - such as staples, consumables or consumer packaged goods. As such, we are adversely impacted by the numerous stay-at-home orders being issued throughout the country to combat COVID-19. In addition, declining fuel prices have resulted in decreased fuel surcharge revenue as compared to prior periods.
Despite these headwinds, we are making key investments that we believe will enable us to emerge from this episode as a stronger LTL competitor (amid a potentially reduced field of service providers). Our owner-operator fleet is the best it has ever been, which helped reduce our use of brokered power to approximately 5.0% of miles in the first quarter of 2020. Our Truckload team is becoming more integrated in our LTL operations, and our Truckload brokerage group is growing by generating opportunities amid supply chain disruptions. We are also integrating Final Mile into our LTL operations while organically growing in an environment where more heavy-bulky items are being ordered online.
COVID-19 has impacted our Intermodal business, which is facing reduced volumes from lower Asian imports amid reduced US demand, blank sailings and port congestion driven by container imbalances. Our Intermodal network is fully functional with all terminals open and we are actively lowering purchase transportation and labor costs to address the volume declines. At the same time, we continue to pursue acquisition opportunities along our M&A pipeline as well as greenfield opportunities, including a recent location we opened in Front Royal, VA.
Beyond lowering our costs through our flexible business model, we are actively pursuing new revenue opportunities in line with our medium-term growth objectives. We believe that we have the most reliable networks for moving freight that is bigger-than-a-box, and we are stretching these capabilities to “essential goods,” small and midsize businesses, business-to-consumer shipments, new verticals and warehousing opportunities.
COVID-19’s impact on our Pool Distribution business has been significant. Reduced US demand, coupled with temporary retail mall closures in response to stay-at-home orders, have materially reduced Pool’s revenue. We have furloughed roughly 90% of Pool’s workforce in response in April 2020. While we remain committed to serving our current and additional Pool customers when volumes improve, we are reviewing our strategic options for this business unit. On April 23, 2020, the Company's Board approved a strategy to divest the Company's Pool Distribution business. This represents a strategic shift for the Company that will have a major effect on its operations and financial results. The Company is currently exploring all options to divest of these assets, but has not entered into a material definitive agreement to sell these assets as of the date of this report. However, the Company does believe it is probable that these assets will be divested of within a year of receiving this authority from the Board. As a result, the Company will begin reporting Pool as a Discontinued Operation starting with the second quarter of 2020.
We currently do not expect the effects of COVID-19 to be prolonged. Specially, we are currently projecting a downturn in Q2 2020 that slowly recovers sequentially through Q1 2021, although year-on-year growth is expected to be negative for the remainder of 2020. Pool’s results will likely drive a discontinued operations loss for the second quarter of 2020, which we expect will be big enough to drive a consolidated second quarter operating loss for the Company. However, on a continuing operations basis, we expect to be profitable for the second quarter of 2020 and for the remainder of the year ended December 31, 2020.
We have also taken steps to improve our financial flexibility including fully drawing down on our $150 million revolving credit facility and executing a $75 million amendment to increase this line, which closed on April 16, 2020. In addition, we have deferred payroll and federal and state income tax payments as allowed by the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, which is expected to result in an approximately $11 million cash flow benefit for the second quarter of 2020 and an approximately $12 million cash flow benefit for 2020. Note that payroll taxes may be deferred for all of 2020, while federal and state income tax payments may only be deferred for the second quarter of 2020 and are due and payable on or before July 15, 2020. At this time, the Company does not expect any liquidity issues or inability in meeting its financial obligations. See additional discussion over the impact to our results from operations below.

Expedited LTL Acquisitions

As part of our strategy to expand our final mile pickup and delivery operations, in January 2020, we acquired certain assets and liabilities of Linn Star for $57.2 million. This acquisition increased our Final Mile capabilities with an additional 20 locations. In addition, in April 2019, we acquired certain assets and liabilities of FSA for $27.0 million and a potential earnout of up to $15.0 million based upon future revenue generation. The earnout had a fair value of $11.2 million as of March 31, 2020. These acquisitions provided an opportunity for our Expedited Freight segment to expand its final mile service offering into additional geographic markets, form relationships with new customers, and add volumes to our existing locations.

These acquisitions were funded using cash flows from operations. The assets, liabilities, and operating results of these acquisitions have been included in the Company's consolidated financial statements from the date of acquisition and have been assigned to the Expedited Freight reportable segment. See additional discussion in Note 4, Acquisitions and Long-Lived Assets, to our Consolidated Financial Statements.

Intermodal Acquisitions

As part of our strategy to expand our Intermodal operations, in July 2019, we acquired certain assets and liabilities of OST for $12.0 million. OST is a drayage company and expanded our intermodal footprint on the East Coast, primarily in Baltimore, Maryland, with additional locations in Pennsylvania, Virginia, South Carolina and Georgia. This acquisition was funded using cash flows from operations and provide an opportunity for our Intermodal segment to expand into additional geographic markets and add volumes to our existing locations. The assets, liabilities, and operating results of this acquisition have been included in the Company's consolidated financial statements from the date of acquisition and have been assigned to the Intermodal reportable segment. See additional discussion in Note 4, Acquisitions and Long-Lived Assets, to our Consolidated Financial Statements.

Environmental Protection and Community Support

At Forward Air, our mission is to create long-term value for our shareholders, customers and employees while having a positive impact on the communities in which we live and work. We strive to integrate social responsibility and environmental sustainability into every aspect of our strategy - from how we engage with employees and local communities to offering more sustainable products and services to customers. Our commitment to this mission requires us to adhere to a strong corporate governance program that includes policies and principles that integrate environmental, social and governance (“ESG”) matters into our broader risk management and strategic planning initiatives.
During fiscal 2019, the Board amended the Corporate Governance and Nominating Committee charter to reflect that the committee would review and discuss with management, at least quarterly, the Company’s (i) environmental, social and governance matters and (ii) management of sustainability-related risks. The Corporate Governance and Nominating Committee provides leadership and oversight of our ESG practices, including oversight of our policies and programs related to environmental sustainability, health and safety, diversity and inclusion, and charitable giving.
To facilitate our ESG initiatives, we appointed a head of Corporate ESG in the first quarter of 2020. We also have engaged a third-party to conduct an ESG materiality assessment during the first half of 2020. Our intent is to build upon this work to develop a more robust ESG strategy, institutionalize processes and begin to provide more public disclosure around activities and performance going forward.
We have already taken a variety of steps to improve the sustainability of our operations. For example, as a partner of the U.S. Environmental Protection Agency ("EPA") SmartWay program since 2008, Forward Air has continued to adopt new environmentally safe policies and innovations to improve fuel efficiency and reduce emissions. We actively seek to utilize equipment with reduced environmental impact. We utilize trailers with light weight composites and employ trailer skirts to decrease aerodynamic drag, both of which improve fuel efficiency. We are also increasing our use of electric forklifts and transitioning to automatic transmission tractors, which will decrease our fuel consumption.

Through vendor partnerships, we are implementing new solutions to manage waste and improve recycling across our facilities. Annually, we recycle tons of dunnage and thousands of aluminum load bars. Forward Air also participates in ReCaps, providing and purchasing recycled trailer tires. We also focus on increasing our landfill diversion rate through our partnership with Waste Harmonics.
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

Results from Operations
The following table sets forth our consolidated historical financial data for the three months ended March 31, 2020 and 2019 (in millions):

	Three months ended
	March 31,	March 31,		Percent
	2020	2019	Change	Change
		(As Adjusted)
Operating revenue:
Expedited Freight	$251.2	$223.0	$28.2	12.6%
Intermodal	52.4	54.1	(1.7)	(3.1)
Pool Distribution	39.4	45.2	(5.8)	(12.8)
Eliminations and other operations	(0.5)	(0.8)	0.3	(37.5)
Operating revenue	342.5	321.5	21.0	6.5
Operating expenses:
Purchased transportation	160.1	144.0	16.1	11.2
Salaries, wages, and employee benefits	86.7	76.4	10.3	13.5
Operating leases	23.6	19.2	4.4	22.9
Depreciation and amortization	10.6	10.8	(0.2)	(1.9)
Insurance and claims	11.8	9.4	2.4	25.5
Fuel expense	5.3	5.6	(0.3)	(5.4)
Other operating expenses	32.7	31.4	1.3	4.1
Total operating expenses	330.8	296.8	34.0	11.5
Income (loss) from operations:
Expedited Freight	14.7	20.4	(5.7)	(27.9)
Intermodal	3.7	6.2	(2.5)	(40.3)
Pool Distribution	(3.6)	1.3	(4.9)	(376.9)
Other operations	(3.1)	(3.2)	0.1	(3.1)
Income from operations	11.7	24.7	(13.0)	(52.6)
Other expense:
Interest expense	0.8	0.6	0.2	33.3
Total other expense	0.8	0.6	0.2	33.3
Income before income taxes	10.9	24.1	(13.2)	(54.8)
Income tax expense	2.5	5.7	(3.2)	(56.1)
Net income and comprehensive income	$8.4	$18.4	$(10.0)	(54.3)%

Note: Prior period balances have been adjusted to conform with the Company's revised segment reporting classification. See additional discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K and in Note 10, Segment Reporting to our Consolidated Financial Statements.

Revenues

Operating revenue increased $21.0 million, or 6.5%, to $342.5 million for the three months ended March 31, 2020 compared to $321.5 million for the three months ended March 31, 2019. The increase was primarily driven by our Expedited Freight segment of $28.2 million driven by final mile revenue from the acquisition of FSA in April 2019 and Linn Star in January 2020. Revenue increases associated with the final mile acquisitions were partially offset by decreased volumes due to COVID-19, which impacted each of the Company's segments, as further discussed below.

Operating Expenses
Operating expenses increased $34.0 million, or 11.5%, to $330.8 million for the three months ended March 31, 2020 compared to $296.8 million for the three months ended March 31, 2019. The increase was primarily driven by purchased transportation increases of $16.1 million and salaries, wages and employee benefits increases of $10.3 million. Purchased transportation includes owner operators and third party carriers, while Company-employed drivers are included in salaries, wages and employee benefits. Purchased transportation expense increased due to increases for the Expedited Freight segment. These increases were mostly due to an increase in final mile purchased transportation due to the acquisitions of FSA and Linn Star, a decline in operating leverage due to reduced load averages, and deteriorating truckload purchased transportation driven by rate pressures from both spot market and contract rate customers. Salaries, wages and employee benefits increased primarily due to additional salaries from acquisitions and increased Company-employed drivers.
Operating Income and Segment Operations

Operating income decreased $13.0 million, or 52.6%, to $11.7 million for the three months ended March 31, 2020 compared to $24.7 million for the three months ended March 31, 2019. The decrease is primarily driven by the impact of COVID-19 on the Company's volumes in March 2020. The results for our three reportable segments are discussed in detail in the following sections.

Interest Expense

Interest expense was $0.8 million for the three months ended March 31, 2020 compared to $0.6 million for the three months ended March 31, 2019. The increase in interest expense was attributable to additional borrowings on our revolving credit facility.

Income Taxes

The combined federal and state effective tax rate for the three months ended March 31, 2020 was 22.8% compared to a rate of 23.8% for the three months ended March 31, 2019.  The lower effective tax rate for the three months ended March 31, 2020 was primarily the result of a refund for Tennessee tax credits and increased stock based compensation vesting as a percentage of income before income taxes. This was partially offset by increased executive compensation as a percentage of income before income taxes, which was not deductible for income tax purposes.

Net Income

As a result of the foregoing factors, net income decreased by $10.0 million, or 54.3%, to $8.4 million for the three months ended March 31, 2020 compared to $18.4 million for the three months ended March 31, 2019.

Expedited Freight - Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019

The following table sets forth the historical financial data of our Expedited Freight segment for the three months ended March 31, 2020 and 2019 (in millions):

Expedited Freight Segment Information
(In millions)
(Unaudited)

	Three months ended
	March 31,	Percent of	March 31,	Percent of		Percent
	2020 [1]	Revenue	2019	Revenue	Change	Change
			(As Adjusted)
Operating revenue:
Network [2]	$152.0	60.5%	$161.4	72.4%	$(9.4)	(5.8)%
Truckload	45.1	18.0	45.0	20.2	0.1	0.2
Final Mile	47.8	19.0	9.8	4.4	38.0	387.8
Other	6.3	2.5	6.8	3.0	(0.5)	(7.4)
Total operating revenue	251.2	100.0	223.0	100.0	28.2	12.6

Operating expenses:
Purchased transportation	131.0	52.1	112.8	50.6	18.2	16.1
Salaries, wages and employee benefits	55.4	22.1	45.7	20.5	9.7	21.2
Operating leases	13.6	5.4	11.0	4.9	2.6	23.6
Depreciation and amortization	6.7	2.7	7.4	3.3	(0.7)	(9.5)
Insurance and claims	6.5	2.6	5.0	2.2	1.5	30.0
Fuel expense	2.1	0.8	2.5	1.1	(0.4)	(16.0)
Other operating expenses	21.2	8.4	18.2	8.2	3.0	16.5
Total operating expenses	236.5	94.1	202.6	90.9	33.9	16.7
Income from operations	$14.7	5.9%	$20.4	9.1%	$(5.7)	(27.9)%

[1] Includes revenues and operating expenses from the acquisition of FSA and Linn Star, which were acquired in April 2019 and January 2020, respectively (and are not included in the prior period)
[2] Network revenue is comprised of all revenue, including linehaul, pickup and/or delivery, and fuel surcharge revenue, excluding accessorial, Truckload and Final Mile revenue

Note: Prior period balances have been adjusted to conform with the Company's revised segment reporting classification. See additional discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K and in Note 10, Segment Reporting to our Consolidated Financial Statements.

Expedited Freight Operating Statistics

	Three months ended
	March 31,	March 31,	Percent
	2020	2019	Change
		(As Adjusted)
Business days	64	63	1.6%

Tonnage [1,2]
Total pounds	569,956	596,640	(4.5)
Pounds per day	8,906	9,470	(6.0)

Shipments [1,2]
Total shipments	885	930	(4.8)
Shipments per day	13.8	14.8	(6.3)

Weight per shipment	644	642	0.3

Revenue per hundredweight [3]	$27.16	$26.78	1.4
Revenue per hundredweight, ex fuel [3]	$23.09	$22.74	1.5

Revenue per shipment [3]	$172	$174	(1.1)
Revenue per shipment, ex fuel [3]	$145	$148	(2.0)

Network revenue from door-to-door shipments as a percentage of network revenue [3,4]	44.3%	38.3%	15.7
Network gross margin [5]	53.4%	54.3%	(1.7)%

1 In thousands
[2] Excludes accessorial, full Truckload and Final Mile products
[3] Includes intercompany revenue between the Network and Truckload revenue streams
[4] Door-to-door shipments include all shipments with a pickup and/or delivery
[5] Network revenue less Network purchased transportation as a percentage of Network revenue

Revenues
Expedited Freight operating revenue increased $28.2 million, or 12.6%, to $251.2 million for the three months ended March 31, 2020 from $223.0 million for the three months ended March 31, 2019. The increase was due to increased final mile revenue of $38.0 million, partially offset by decreases in network and other revenue. Final mile revenue increased primarily due to the acquisition of FSA in April 2019 and Linn Star in January 2020. Network revenue decreased $9.4 million due to a 4.8% decrease in shipments and a 4.5% decrease in tonnage, partially offset by a 1.4% increase in revenue per hundredweight over prior year. The decrease in shipments and tonnage was primarily due to the impact of COVID-19, discussed above. In March 2020, shipments and tonnage declined 10.4% and 11.3%, respectively, when compared to March 2019. The increase in revenue per hundredweight was due to increased shipment size, rate increases and higher pickup and delivery revenue. In addition, fuel surcharge revenue decreased $0.9 million due to declining fuel prices in March 2020. Other revenue, which includes warehousing and terminal handling, decreased $0.5 million due to the lower linehaul tonnage and shipment counts.
Purchased Transportation
Expedited Freight purchased transportation increased $18.2 million, or 16.1%, to $131.0 million for the three months ended March 31, 2020 from $112.8 million for the three months ended March 31, 2019. Purchase transportation was 52.1% of Expedited Freight operating revenue for the three months ended March 31, 2020 compared to 50.6% for the same period in 2019. Expedited Freight purchased transportation includes owner operators and third party carriers, while Company-employed drivers are included in salaries, wages and benefits. The increase in purchased transportation as a percentage of revenue was mostly due to an increase in final mile purchased transportation due to the acquisitions of FSA and Linn Star, a decline in operating leverage due to reduced load averages, and deteriorating truckload purchased transportation driven by rate pressures from both spot market and contract rate customers. This increase was partially offset by a 4.6% reduction in linehaul cost per mile due to increased utilization of owner-operators and Company-employed drivers over more costly third-party transportation providers.
Salaries, Wages and Employee Benefits
Expedited Freight salaries, wages and employee benefits increased $9.7 million, or 21.2%, to $55.4 million for the three months ended March 31, 2020 from $45.7 million for the three months ended March 31, 2019.  Salaries, wages and employee benefits were 22.1% of Expedited Freight operating revenue for the three months ended March 31, 2020 compared to 20.5% for the same period in 2019.  The increase in expense was primarily due to a $7.7 million increase due to the acquisitions of FSA and Linn Star. An additional $2.1 million increase was primarily related to credits for group health insurance premiums received in the prior year and another $0.5 million increase was due to increased utilization of Company-employed drivers to fulfill linehaul and local pickup and delivery services. These increases were partially offset by a $0.9 million decrease in employee incentives.
Operating Leases
Expedited Freight operating leases increased $2.6 million, or 23.6%, to $13.6 million for the three months ended March 31, 2020 from $11.0 million for the three months ended March 31, 2019.  Operating leases were 5.4% of Expedited Freight operating revenue for the three months ended March 31, 2020 compared to 4.9% for the same period in 2019. The increase in expense was primarily due to a $2.1 million increase in facility leases mostly from additional facilities acquired from FSA and Linn Star and a $0.6 million increase in tractor rentals and leases to correspond with the increase in Company-employed driver usage mentioned above. These increases were partially offset by a $0.2 million decrease in trailer rentals and leases, as old leases were replaced with purchased trailers.
Depreciation and Amortization
Expedited Freight depreciation and amortization decreased $0.7 million, or 9.5%, to $6.7 million for the three months ended March 31, 2020 from $7.4 million for the three months ended March 31, 2019.  Depreciation and amortization was 2.7% of Expedited Freight operating revenue for the three months ended March 31, 2020 compared to 3.3% for the same period in 2019.  The decrease in expense was primarily due to a $1.8 million decrease in trailer depreciation for the three months ended March 31, 2020 compared to the same period in 2019 primarily related to extending the useful lives of its trailers from seven to ten years in the third quarter of 2019. See additional discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K. This decrease was partially offset by $0.9 million of increased amortization of acquired intangibles from the acquisitions of FSA and Linn Star.

Insurance and Claims
Expedited Freight insurance and claims increased $1.5 million, or 30.0%, to $6.5 million for the three months ended March 31, 2020 from $5.0 million for the three months ended March 31, 2019.  Insurance and claims were 2.6% of Expedited Freight operating revenue for the three months ended March 31, 2020 compared to 2.2% in the same period in 2019. The increase in expense was primarily attributable to an increase in vehicle insurance premiums and claims. See additional discussion over the consolidated increase in self-insurance reserves related to vehicle claims in the "Other operations" section below.
Fuel Expense
Expedited Freight fuel expense decreased $0.4 million, or 16.0%, to $2.1 million for the three months ended March 31, 2020 from $2.5 million for the three months ended March 31, 2019.  Fuel expense was 0.8% of Expedited Freight operating revenue for the three months ended March 31, 2020 compared to 1.1% in the same period in 2019.  Expedited Freight fuel expenses decreased due to lower fuel prices, offset by increase from higher Company-employed driver miles.
Other Operating Expenses
Expedited Freight other operating expenses increased $3.0 million, or 16.5%, to $21.2 million for the three months ended March 31, 2020 from $18.2 million for the three months ended March 31, 2019.  Other operating expenses were 8.4% of Expedited Freight operating revenue for the three months ended March 31, 2020 compared to 8.2% in the same period in 2019.  Other operating expenses included equipment maintenance, terminal and office expenses, legal and professional fees and other over-the-road costs. The increase in expense was primarily attributable to a $2.1 million increase in parts costs for final mile installations and $1.9 million in increased terminal and office expenses due to the acquisitions of FSA and Linn Star. These increases were offset by a $0.5 million decrease in the earn-out liability from the FSA acquisition because of changes in fair value since acquisition and the prior year including a $0.7 million specific reserve due to a customer going out of business.
Income from Operations
Expedited Freight income from operations decreased $5.7 million, or 27.9%, to $14.7 million for the three months ended March 31, 2020 compared to $20.4 million for the three months ended March 31, 2019.  Income from operations were 5.9% of Expedited Freight operating revenue for the three months ended March 31, 2020 compared to 9.1% in the same period in 2019. The decrease in income from operations was primarily due to lower shipments and tonnage due to the impact of COVID-19, higher insurance premiums and increased costs from the acquisitions of FSA and Linn Star, as they continue to be integrated into the Expedited Freight segment. These margin deteriorations were partially offset by increased utilization of owner-operators and Company-employed drivers over more more costly third-party transportation providers.

Intermodal - Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019

The following table sets forth the historical financial data of our Intermodal segment for the three months ended March 31, 2020 and 2019 (in millions):

Intermodal Segment Information
(In millions)
(Unaudited)

	Three months ended
	March 31,	Percent of	March 31,	Percent of		Percent
	2020 [1]	Revenue	2019	Revenue	Change	Change
Operating revenue	$52.4	100.0%	$54.1	100.0%	$(1.7)	(3.1)%

Operating expenses:
Purchased transportation	18.2	34.7	18.4	34.0	(0.2)	(1.1)
Salaries, wages and employee benefits	12.9	24.6	12.7	23.5	0.2	1.6
Operating leases	4.4	8.4	3.8	7.0	0.6	15.8
Depreciation and amortization	2.6	5.0	1.9	3.5	0.7	36.8
Insurance and claims	2.0	3.8	1.4	2.6	0.6	42.9
Fuel expense	1.9	3.6	1.6	3.0	0.3	18.8
Other operating expenses	6.7	12.8	8.1	15.0	(1.4)	(17.3)
Total operating expenses	48.7	92.9	47.9	88.5	0.8	1.7
Income from operations	$3.7	7.1%	$6.2	11.5%	$(2.5)	(40.3)%

[1] Includes revenues and operating expenses from the acquisition of OST, which was acquired in July 2019 (and is not included in the prior period)

Intermodal Operating Statistics

	Three months ended
	March 31,	March 31,	Percent
	2020	2019	Change
Drayage shipments	82,474	75,607	9.1%
Drayage revenue per shipment	$636	$625	1.8
Number of locations	24	21	14.3%

Revenues

Intermodal operating revenue decreased $1.7 million, or 3.1%, to $52.4 million for the three months ended March 31, 2020 from $54.1 million for the three months ended March 31, 2019.  The decrease in operating revenue was primarily attributable to a $2.8 million decrease in storage revenue, partially offset by a $0.9 million increase from per diem revenue. In addition, there was a 9.1% increase in drayage shipments from the acquisition of OST in July 2019. The increase in drayage shipments was tempered by the impact of COVID-19, discussed above. Drayage shipments declined 7.9% in March 2020 compared to March 2019.

Purchased Transportation

Intermodal purchased transportation decreased $0.2 million, or 1.1%, to $18.2 million for the three months ended March 31, 2020 from $18.4 million for the three months ended March 31, 2019.   Purchased transportation was 34.7% of Intermodal operating revenue for the three months ended March 31, 2020 compared to 34.0% for the same period in 2019.  Intermodal purchased transportation includes owner operators and third party carriers, while Company-employed drivers are included in salaries, wages and benefits. The increase in Intermodal purchased transportation as a percentage of revenue was attributable to to the decrease in accessorial revenue, including storage. Intermodal purchased transportation as a percentage of revenue, excluding accessorial revenue, decreased 110 basis points due operating efficiencies and increased utilization of Company-employed drivers compared to the same period in 2019.

Salaries, Wages and Employee Benefits

Intermodal salaries, wages and employee benefits increased $0.2 million, or 1.6%, to $12.9 million for the three months ended March 31, 2020 compared to $12.7 million for the three months ended March 31, 2019.  Salaries, wages and benefits were 24.6% of Intermodal operating revenue for the three months ended March 31, 2020 compared to 23.5% for the same period in 2019. The increase in expense was primarily attributable to a $0.6 million increase from higher administrative salaries, wages and benefits and a $0.3 million increase from the utilization of Company-employed drivers. These increases were partially offset by a $0.4 million decrease in employee incentives and a $0.3 million decrease in dock pay. The increase in administrative salaries, wages and benefits was due to additional headcount from the acquisitions of OST.

Operating Leases

Intermodal operating leases increased $0.6 million, or 15.8%, to $4.4 million for the three months ended March 31, 2020 compared to $3.8 million for the three months ended March 31, 2019.  Operating leases were 8.4% of Intermodal operating revenue for the three months ended March 31, 2020 compared to 7.0% for the same period in 2019.  The increase in expense was primarily due to a $0.4 million increase in tractor rentals and leases to correspond with the increase in Company-employed driver usage mentioned above. Facility leases also increased $0.1 million mostly from additional facilities acquired from OST and trailer rentals increased $0.1 million to handle the increased drayage shipments.

Depreciation and Amortization

Intermodal depreciation and amortization increased $0.7 million, or 36.8%, to $2.6 million for the three months ended March 31, 2020 from $1.9 million for the three months ended March 31, 2019.  Depreciation and amortization was 5.0% of Intermodal operating revenue for the three months ended March 31, 2020 compared to 3.5% for the same period in 2019. The increase in depreciation and amortization was due to a $0.6 million increase in depreciation of equipment partly due to the equipment acquired from OST. The increase was also attributable to a $0.2 million increase in amortization of acquired intangibles.

Insurance and Claims

Intermodal insurance and claims increased $0.6 million, or 42.9%, to $2.0 million for the three months ended March 31, 2020 from $1.4 million for the three months ended March 31, 2019.  Insurance and claims were 3.8% of Intermodal operating revenue for the three months ended March 31, 2020 compared to 2.6% for the same period in 2019. The increase in Intermodal insurance and claims was primarily due to an increase in vehicle insurance premiums and claims. See additional discussion over the consolidated increase in self-insurance reserves related to vehicle claims in the "Other operations" section below.

Fuel Expense

Intermodal fuel expense increased $0.3 million, or 18.8%, to $1.9 million for the three months ended March 31, 2020 from $1.6 million for the three months ended March 31, 2019.  Fuel expense was 3.6% of Intermodal operating revenue for the three months ended March 31, 2020 compared to 3.0% for the same period in 2019.  Intermodal fuel expense increased due to increased Company-employed driver activity.
Other Operating Expenses
Intermodal other operating expenses decreased $1.4 million, or 17.3%, to $6.7 million for the three months ended March 31, 2020 from $8.1 million for the three months ended March 31, 2019.  Other operating expenses were 12.8% of Intermodal operating revenue for the three months ended March 31, 2020 compared to 15.0% for the same period in 2019.  The decrease in Intermodal other operating expenses was primarily due to a decrease in storage expenses, corresponding with the decrease in storage revenue, and strong cost controls. These decreases were slightly offset by increased per diem expenses, corresponding with the increase in per diem revenue, and increased tolls due to increased Company-employed driver activity.
Income from Operations
Intermodal income from operations decreased $2.5 million, or 40.3%, to $3.7 million for the three months ended March 31, 2020 compared to $6.2 million for the three months ended March 31, 2019.  Income from operations was 7.1% of Intermodal operating revenue for the three months ended March 31, 2020 compared to 11.5% for the same period in 2019.  The deterioration in operating income was primarily attributable to losing leverage on fixed costs such as salaries, wages and benefits, operating leases, amortization and insurance due to the impact of COVID-19 and a decrease in storage revenue.

Pool Distribution - Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019

The following table sets forth the historical financial data of our Pool Distribution segment for the three months ended March 31, 2020 and 2019 (in millions):

Pool Distribution Segment Information
(In millions)
(Unaudited)

	Three months ended
	March 31,	Percent of	March 31,	Percent of		Percent
	2020	Revenue	2019	Revenue	Change	Change
Operating revenue	$39.4	100.0%	$45.2	100.0%	$(5.8)	(12.8)%

Operating expenses:
Purchased transportation	11.3	28.7	13.4	29.6	(2.1)	(15.7)
Salaries, wages and employee benefits	17.3	43.9	16.7	36.9	0.6	3.6
Operating leases	5.7	14.5	4.3	9.5	1.4	32.6
Depreciation and amortization	1.4	3.6	1.6	3.5	(0.2)	(12.5)
Insurance and claims	1.4	3.6	1.2	2.7	0.2	16.7
Fuel expense	1.3	3.3	1.5	3.3	(0.2)	(13.3)
Other operating expenses	4.6	11.7	5.2	11.5	(0.6)	(11.5)
Total operating expenses	43.0	109.1	43.9	97.1	(0.9)	(2.1)
Income from operations	$(3.6)	(9.1)%	$1.3	2.9%	$(4.9)	(376.9)%

Pool Distribution Operating Statistics

	Three months ended
	March 31,	March 31,	Percent
	2020	2019	Change
Cartons ¹	18,701	22,316	(16.2)%
Revenue per carton	$2.11	$2.02	4.5
Terminals	30	28	7.1%

¹ In thousands

Revenues

Pool Distribution ("Pool") operating revenue decreased $5.8 million, or 12.8%, to $39.4 million for the three months ended March 31, 2020 from $45.2 million for the three months ended March 31, 2019. As discussed above, COVID-19 has resulted in reduced US demand, coupled with temporary retail mall closures in response to stay-at-home orders, that has resulted in decreased revenue and cartons compared to prior year. Cartons decreased 16.2% for the three months ended March 31, 2020 as compared to the same period 2019 and decreased 38.6% in March 2020 as compared to March 2019.
Purchased Transportation

Pool purchased transportation decreased $2.1 million, or 15.7%, to $11.3 million for the three months ended March 31, 2020 compared to $13.4 million for the three months ended March 31, 2019.  Purchased transportation was 28.7% of Pool operating revenue for the three months ended March 31, 2020 compared to 29.6% for the same period in 2019.  Pool purchased transportation includes owner operators and third party carriers, while Company-employed drivers are included in salaries, wages and benefits. The decrease in Pool purchased transportation as a percentage of operating revenue was primarily due to a decrease in the use of more costly third-party transportation providers.
Salaries, Wages and Employee Benefits

Pool salaries, wages and employee benefits increased $0.6 million, or 3.6%, to $17.3 million for the three months ended March 31, 2020 compared to $16.7 million for the three months ended March 31, 2019.  Salaries, wages and benefits were 43.9% of Pool operating revenue for the three months ended March 31, 2020 compared to 36.9% for the same period in 2019. The increase is primarily due to $1.1 million of higher administrative salaries, wages and benefits and $0.3 million of higher driver pay required to service business in new locations acquired in the last half of 2019. This increase is offset by a $0.5 million decrease in dock pay and a $0.3 million decrease in employee incentives. Note that in April 2020 the Company has furloughed roughly 90% of Pool's workforce in response to the decrease in revenue discussed above.
Operating Leases

Pool operating leases increased $1.4 million, or 32.6%, to $5.7 million for the three months ended March 31, 2020 compared to $4.3 million for the three months ended March 31, 2019.  Operating leases were 14.5% of Pool operating revenue for the three months ended March 31, 2020 compared to 9.5% in the same period in 2019.  The increase in expense was primarily due to a $0.9 million increase in facility leases mostly from new locations acquired in the last half of 2019 to service new business wins and a $0.5 million increase in tractor rentals and leases to replace old purchased equipment. These increases were partially offset by a $0.1 million decrease in trailer rentals and leases, as old leases were replaced with purchased trailers.
Depreciation and Amortization

Pool depreciation and amortization decreased $0.2 million, or 12.5%, to $1.4 million for the three months ended March 31, 2020 from $1.6 million for the three months ended March 31, 2019.  Depreciation and amortization was 3.6% of Pool operating revenue for the three months ended March 31, 2020 compared to 3.5% in the same period in 2019. The decrease in depreciation and amortization was primarily due to a decrease in tractor depreciation due to older units being replaced with tractor leases as discussed above.
Insurance and Claims

Pool insurance and claims increased $0.2 million, or 16.7%, to $1.4 million for the three months ended March 31, 2020 from $1.2 million for the three months ended March 31, 2019.  Insurance and claims were 3.6% of operating revenue for the three months ended March 31, 2020 compared to 2.7% for the same period in 2019. The increase in Pool insurance and claims was primarily due to an increase in vehicle insurance premiums. See additional discussion over the consolidated increase in self-insurance reserves related to vehicle claims in the "Other operations" section below.
Fuel Expense

Pool fuel expense decreased $0.2 million, or 13.3%, to $1.3 million for the three months ended March 31, 2020 from $1.5 million for the three months ended March 31, 2019.  Fuel expense was 3.3% of Pool operating revenue for the three months ended March 31, 2020 and 2019.  Pool fuel expenses decreased due to lower fuel prices.

Other Operating Expenses

Pool other operating expenses decreased $0.6 million, or 11.5%, to $4.6 million for the three months ended March 31, 2020 from $5.2 million for the three months ended March 31, 2019.  Other operating expenses were 11.7% of Pool operating revenue for the three months ended March 31, 2020 compared to 11.5% for the same period in 2019. Other operating expenses included equipment maintenance, terminal and office expenses, professional fees and other over-the-road costs. The decrease in Pool other operating expenses was primarily due to a $0.8 million decrease in agent station handling costs due to the conversion of agent stations to Company-operated stations and lower revenue volumes from the remaining agent stations and a $0.3 million decrease in equipment maintenance costs due to the increased usage of leased equipment instead of purchased equipment discussed above. These decreases were partially offset by increases in miscellaneous other terminal and office expenses related to the new locations.
Income from Operations

Pool income from operations decreased $4.9 million to a $3.6 million loss for the three months ended March 31, 2020 from $1.3 million operating income for the three months ended March 31, 2019.  Income from operations as a percentage of Pool operating revenue was (9.1)% for the three months ended March 31, 2020 compared to 2.9% for the same period in 2019.  As discussed above, Pool's operations were negatively impacted by COVID-19 as many of its customers were affected by retail mall closures in response to stay-at-home orders. As a result, there was a sudden and significant decline in Pool's March 2020 operating revenue, resulting in an operating loss for Pool during the three months ended March 31, 2020.

Other Operations - Three Months Ended March 31, 2020 compared to Three Months Ended March 31, 2019

Other operating activity was a $3.1 million operating loss during the three months ended March 31, 2020 and a $3.2 million operating loss during the three months ended March 31, 2019. The three months ended March 31, 2020 included increased self-insurance reserves for vehicle and workers' compensation claims of $2.0 million and $0.7 million, respectively. These increases were primarily due to increases to our loss development factors for prior quarter claims. The remaining loss was attributable to $0.4 million in professional fees.

The three months ended March 31, 2019 included increased self-insurance reserves for vehicle and workers' compensation claims of $1.8 million and $0.6 million, respectively. These increases were primarily due to increases to our loss development factors for prior quarter claims. The remaining loss was attributable to $0.7 million in costs related to the CEO transition.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”).  The preparation of financial statements in accordance with GAAP requires our management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes.  Our estimates and assumptions are based on historical experience and changes in the business environment.  However, actual results may differ from estimates under different conditions, sometimes materially.  Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results and require management’s most subjective judgments. Management considers our policies on Self-Insurance Loss Reserves, Business Combinations and Goodwill and Other Intangible Assets to be critical. A summary of significant accounting policies is disclosed in Note 1 to the Consolidated Financial Statements included in our 2019 Annual Report on Form 10-K. Our critical accounting policies are further described under the caption “Discussion of Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K.

Impact of Recent Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326), which replaces the incurred loss methodology previously employed to measure credit losses for most financial assets and requires the use of a forward-looking expected loss model. Under current accounting guidance, credit losses are recognized when it is probable a loss has been incurred. The updated guidance will require financial assets to be measured at amortized costs less a reserve, equal to the net amount expected to be collected. This standard is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. The Company adopted this standard as of January 1, 2020, which resulted in the Company revising its allowance for doubtful accounts policy on a prospective basis. The adoption of this standard did not have a material impact on the Company's financial statements. See Note 2, Recent Accounting Pronouncements, for additional discussion over this new standard.

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital expenditures, with cash flows from operations and borrowings under our bank lines of credit. As discussed above, the Company has assessed the impact of COVID-19 on the its liquidity and ability to access capital. To improve its financial flexibility, the Company has fully drawn its $150 million revolving credit facility and executed a $75 million amendment to increase this line, which closed on April 16, 2020. In addition, we have deferred payroll and federal and state income tax payments as allowed by the CARES Act, which is expected to result in an approximately $11 million cash flow benefit for the second quarter of 2020 and an approximately $12 million cash flow benefit for 2020. Note that payroll taxes may be deferred for all of 2020, while federal and state income tax payments may only be deferred for the second quarter of 2020 and are due and payable on or before July 15, 2020. As of March 31, 2020, the Company had $77.2 million in cash, which is approximately four times its target cash levels. As a result, we do not believe we have had significant limitations on accessing capital despite the current environment. Further, the Company is in compliance with all debt covenants as of March 31, 2020.

In addition, the Company’s accounts receivable are stable and there are no known collection issues from its key customers as of March 31, 2020. There are also no customer or vendor concentration risks for which the loss of the applicable relationship would have a significant impact to the Company's cash flows from operations. See additional discussion in Item 1A, Risk Factors.

Three Months Ended March 31, 2020 Cash Flows compared to Three Months Ended March 31, 2019 Cash Flows

Net cash provided by operating activities was approximately $29.2 million for the three months ended March 31, 2020 compared to approximately $41.5 million for the three months ended March 31, 2019. The $12.3 million decrease in cash provided by operating activities was mainly attributable to a $10.2 million decrease in net earnings after consideration of non-cash items, a $3.1 million decrease due to the timing of tax payments and tax refunds received in the prior year and a $1.8 million decrease due to the timing of prepaid expense payments. These decreases were partly offset by a $1.5 million improvement in the collection of receivables and a $1.2 million increase due to the timing of payable and accrued expense payments.

Net cash used in investing activities was approximately $58.4 million for the three months ended March 31, 2020 compared to approximately $3.7 million during the three months ended March 31, 2019. Investing activities during the three months ended March 31, 2020 included the acquisition of Linn Star for $55.9 million, net of cash acquired. In addition the three months ended March 31, 2020 and 2019 included net capital expenditures of $3.2 million and $4.1 million, respectively primarily for new trailers, information technology and facility property and equipment.  The proceeds from disposal of property and equipment during the three months ended March 31, 2020 and 2019 were primarily from sales of older tractors and trailers.

Net cash provided by financing activities was approximately $41.7 million for the three months ended March 31, 2020 compared to net cash used in financing activities of $21.3 million for the three months ended March 31, 2019.  The $63.0 million increase in cash provided by financing activities was attributable to a $65.0 million increase in borrowings on the revolving credit facility, partially offset by a $1.1 million increase in the repurchase of common stock and a $0.8 million decrease in proceeds from the exercise of stock options.

Credit Facility

See Note 6, Senior Credit Facility, to our Consolidated Financial Statements for a discussion of the senior credit facility.

Share Repurchases

See Note 11, Shareholders' Equity, to our Consolidated Financial Statements for a discussion of our share repurchases and dividends during the period.

Forward-Looking Statements

This report contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. In this Form 10-Q, forward-looking statements include, but are not limited to, any statement regarding the impact of the COVID-19 pandemic on our business, results of operations and financial condition, including the impacts on our LTL, Intermodal and Pool businesses, our ability to emerge as a stronger LTL competitor, our pursuit of new revenue opportunities and steps to bolster our liquidity; any projections of earnings, revenues, dividends, or other financial items or methods of interpretation or measurement; any statement of plans, strategies, and objectives of management for future operations, including, without limitation, future plans for the divesture of our Pool business; any statements regarding future performance; any statement regarding future insurance, claims and litigation and any associated estimates or projections; any statements concerning proposed or intended new services or developments and related integration costs; any statement regarding intended expansion through acquisition or greenfield start-ups; any statements regarding future economic conditions or performance based on our business strategy, including acquisitions; any statement related to our ESG and sustainability initiatives and operations; any statement regarding certain tax and accounting matters, including the impact on our financial statements; and any statements of belief and any statements of assumptions underlying any of the foregoing. Some forward-looking statements may be identified by use of such terms as “believes,” “anticipates,” “intends,” “plans,” “estimates,” “projects” or “expects.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The following is a list of factors, among others, that could cause actual results to differ materially from those contemplated by the forward-looking statements: economic factors such as recessions, inflation, higher interest rates and downturns in customer business cycles, the impact of the COVID-19 pandemic on our business, results of operations and financial condition, the creditworthiness of our customers and their ability to pay for services rendered, more limited liquidity than expected which limits our ability to make key investments, the availability and compensation of qualified independent owner-operators and freight handlers as well as contracted, third-party carriers needed to serve our customers’ transportation needs, the inability of our information systems to handle an increased volume of freight moving through our network, changes in fuel prices, our inability to maintain our historical growth rate because of a decreased volume of freight or decreased average revenue per pound of freight moving through our network, loss of a major customer, increasing competition and pricing pressure, our ability to secure terminal facilities in desirable locations at reasonable rates, our inability to successfully integrate acquisitions, claims for property damage, personal injuries or workers’ compensation, enforcement of and changes in governmental regulations, environmental and tax matters, insurance matters, the handling of hazardous materials and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2019. As a result of the foregoing, no assurance can be given as to future financial condition, cash flows or results of operations. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

Our exposure to market risk related to our outstanding debt is not significant and has not changed materially from the information provided in our 2019 Form 10-K.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business faces many risks and uncertainties that we cannot control. The risk factors described in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, as revised below, should be carefully considered, together with the other information contained or incorporated by reference in this Quarterly Report on Form 10-Q and in our other filings with the SEC, in connection with evaluating the Company, our business, and the forward-looking statements contained in this Quarterly Report on Form 10-Q. Other risks that we do not presently know about or that we presently believe are not material could also adversely affect us.

The risk factor described below updates the risk factors disclosed in “Part I, Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019, to include additional information.

The ongoing coronavirus outbreak, and measures taken in response thereto, could continue to have a material adverse effect on our business, results of operations and financial condition.

Our business is highly susceptible to changes in economic conditions. Our products and services are directly tied to the production and sale of goods and, more generally, to the North American economy. The COVID-19 pandemic has adversely impacted economic activity and conditions worldwide and created significant volatility and disruption to financial markets. Efforts to control the spread of COVID-19 have led governments and other authorities to impose restrictions which have resulted in business closures and disrupted supply chains worldwide. As a result, transportation and supply chain companies such as ours have experienced slowdowns and reduced demand, and could continue to further negatively impact our business.

Furthermore, quarantines, shelter in place orders, labor shortages due to illness and otherwise, business and facility closures or other disruptions to our operations, or our customers’ operations, have also adversely impacted demand for our services and our ability to provide services to our customers. We have seen deterioration in volumes across all of our segments given that the freight we move is typically not considered “essential” under current regulatory orders. Further or extended stay at home orders or closures could have a material negative impact on our revenues and earnings.

The extent to which the COVID-19 outbreak impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration, spread, severity and impact of the COVID-19 outbreak, the effects of the outbreak on our customers and suppliers and the remedial actions and stimulus measures adopted by local and federal governments, and to what extent normal economic and operating conditions can resume. In particular, the continued spread of COVID-19 and efforts to contain the virus could:

•	continue to impact customer demand of the Company’s transportation services;

•	cause the Company to experience an increase in costs as a result of the Company’s emergency measures, delayed payments from customers and uncollectable accounts;

•	cause delays and disruptions in the supply chain resulting in disruptions in the commercial operation dates of certain projects;

•	impact availability of qualified personnel; and

•	cause other unpredictable events.

In addition, our results of operations may be materially affected by conditions in the credit and financial markets. Global credit and financial markets have experienced extreme volatility and disruptions as a result of COVID-19 including diminished liquidity and credit availability. Failure by us or our customers to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our growth strategy, financial performance and stock price and could require us to delay or abandon current or expected investments.  In the event of a prolonged significant economic downturn which has a material negative impact on our earnings and free cash flow, we may not be able to comply with our financial covenant in our global revolving credit facility which, in the absence of a bank waiver, would negatively impact our ability to borrow under that facility and our liquidity position.

The situation surrounding COVID-19 remains fluid. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future, and the potential for a material impact on the Company’s results of operations, financial condition, and liquidity increases the longer the virus impacts activity levels in the United States and globally. For this reason, we cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position, and liquidity. The extent to which the COVID-19 pandemic may impact the Company’s business, operating results, financial condition, or liquidity will depend on future developments, including the duration of the outbreak, travel restrictions, business and workforce disruptions, and the effectiveness of actions taken to contain and treat the disease.

We periodically evaluate factors including but not limited to macroeconomic conditions, changes in our industry and the markets in which we operate and our market capitalization, as well as our reporting units’ expected future financial performance for purposes of evaluating asset impairments, including goodwill. We believe that the impact of COVID-19 will negatively affect certain key assumptions used in our analysis; however, we will need to assess the severity and nature of the long-term impacts to determine if we may be required to record charges for asset impairments in the future. At this time, it remains uncertain whether and to what extent we will need to record charges for impairments as a result of the recent and ongoing COVID-19 outbreak.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Information regarding repurchases of our shares during the first quarter of 2020 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
January 1-31, 2020	3,791	$69.65	3,791	4,151,186
February 1-29, 2020	85,000	63.58	85,000	4,066,186
March 1-31, 2020	179,236	54.60	179,236	3,886,950
Total	268,027	$56.93	268,027	3,886,950

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
3.1
Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999 (File No. 0-22490))

3.2
Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 31, 2017 (File No. 0-22490))

10.1
First Amendment dated April 16, 2020 to Credit Agreement dated September 29, 2017 by and among Forward Air Corporation and Forward Air, Inc., as borrowers, certain subsidiaries of the borrowers as guarantors, Bank of America, N.A., as administrative agent and lender, U.S. Bank National Association, as lender, and the other lenders party thereto

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

Forward Air Corporation
Date: May 1, 2020	By:	/s/ Michael J. Morris
Michael J. Morris Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

Forward Air Corporation
Date: May 1, 2020	By:	/s/ Christina W. Bottomley
Christina W. Bottomley Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer and Duly Authorized Officer)