Form 10-Q
period 2020-06-30
FORWARD AIR CORP
filed 2020-07-31
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of July 27, 2020 was 27,980,727.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited).

Forward Air Corporation
Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)
(Unaudited)
	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$80,916	$64,749
Accounts receivable, less allowance of $2,637 in 2020 and $2,053 in 2019	130,759	136,214
Other current assets	23,745	20,403
Current assets held for sale	11,871	14,952
Total current assets	247,291	236,318

Property and equipment	381,834	373,571
Less accumulated depreciation and amortization	187,239	180,815
Total property and equipment, net	194,595	192,756
Operating lease right-of-use assets	123,925	105,170
Goodwill and other acquired intangibles:
Goodwill	240,933	215,699
Other acquired intangibles, net of accumulated amortization of $86,174 in 2020 and $79,250 in 2019	148,452	124,857
Total goodwill and other acquired intangibles, net	389,385	340,556
Other assets	42,710	39,374
Noncurrent assets held for sale	74,593	76,704
Total assets	$1,072,499	$990,878

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$27,682	$25,411
Accrued expenses	48,041	44,154
Other current liabilities	3,784	5,318
Current portion of debt and finance lease obligations	1,445	1,421
Current portion of operating lease obligations	42,108	35,886
Current liabilities held for sale	23,792	24,974
Total current liabilities	146,852	137,164

Debt and finance lease obligations, less current portion	136,549	72,249
Operating lease obligations, less current portion	82,404	69,678
Other long-term liabilities	58,194	56,448
Deferred income taxes	45,883	41,214
Noncurrent liabilities held for sale	36,325	36,943

Shareholders’ equity:
Preferred stock	—	—
Common stock, $0.01 par value: Authorized shares - 50,000,000, Issued and outstanding shares - 27,729,013 in 2020 and 27,850,233 in 2019	277	279
Additional paid-in capital	233,086	226,869
Retained earnings	332,929	350,034
Total shareholders’ equity	566,292	577,182
Total liabilities and shareholders’ equity	$1,072,499	$990,878

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Consolidated Statements of Comprehensive Income
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Operating revenue	$281,678	$302,887	$587,235	$581,848

Operating expenses:
Purchased transportation	142,069	143,436	292,667	275,987
Salaries, wages and employee benefits	63,772	63,841	133,331	123,798
Operating leases	17,387	16,124	35,271	31,001
Depreciation and amortization	9,413	9,227	18,747	18,515
Insurance and claims	7,722	11,757	17,766	19,745
Fuel expense	2,519	4,467	6,532	8,582
Other operating expenses	24,882	24,965	53,234	51,448
Total operating expenses	267,764	273,817	557,548	529,076
Income from continuing operations	13,914	29,070	29,687	52,772

Other expense:
Interest expense	(1,198)	(581)	(2,051)	(1,156)
Other, net	—	(1)	—	(2)
Total other expense	(1,198)	(582)	(2,051)	(1,158)
Income before income taxes	12,716	28,488	27,636	51,614
Income tax expense	3,491	7,244	6,995	12,683
Net income from continuing operations	9,225	21,244	20,641	38,931
(Loss) income from discontinued operations, net of tax	(6,071)	1,086	(9,112)	1,806
Net income and comprehensive income	$3,154	$22,330	$11,529	$40,737

Basic net income (loss) per share:
Continuing operations	$0.33	$0.74	$0.72	$1.35
Discontinued operations	(0.22)	0.04	(0.31)	0.07
Net income per share	$0.11	$0.78	$0.41	$1.42

Diluted net income (loss) per share:
Continuing operations	$0.33	$0.74	$0.72	$1.35
Discontinued operations	(0.22)	0.04	(0.32)	0.06
Net income per share	$0.11	$0.78	$0.40	$1.41

Dividends per share:	$0.18	$0.18	$0.36	$0.36

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Six months ended
	June 30, 2020	June 30, 2019

Operating activities:
Net income from continuing operations	$20,641	$38,931
Adjustments to reconcile net income of continuing operations to net cash provided by operating activities of continuing operations
Depreciation and amortization	18,747	18,515
Change in fair value of earn-out liability	(2,702)	—
Share-based compensation	5,507	5,910
Loss (gain) on disposal of property and equipment, net	9	(218)
Provision for loss on receivables	688	635
Provision for revenue adjustments	1,787	1,277
Deferred income tax expense	4,668	3,290
Changes in operating assets and liabilities
Accounts receivable	2,979	(3,922)
Prepaid expenses and other current assets	312	(4,842)
Income taxes	(341)	(2,182)
Accounts payable and accrued expenses	7,634	6,876
Net cash provided by operating activities of continuing operations	59,929	64,270

Investing activities:
Proceeds from disposal of property and equipment	988	1,008
Purchases of property and equipment	(14,214)	(14,214)
Acquisition of business, net of cash acquired	(55,931)	(27,000)
Net cash used in investing activities of continuing operations	(69,157)	(40,206)

Financing activities:
Payments of finance lease obligations	(676)	(137)
Proceeds from senior credit facility	65,000	10,000
Payments on earn-out liability	(5,284)	—
Proceeds from exercise of stock options	—	1,278
Payments of cash dividends	(10,087)	(10,333)
Repurchase of common stock (repurchase program)	(15,259)	(38,617)
Proceeds from common stock issued under employee stock purchase plan	294	261
Cash settlement of share-based awards for tax withholdings	(3,286)	(2,770)
(Distributions to) contributions from subsidiary	(5,307)	5,374
Net cash provided by (used in) financing activities from continuing operations	25,395	(34,944)
Net increase (decrease) in cash of continuing operations	16,167	(10,880)

Cash from discontinued operations:
Cash (used in) provided by operating activities of discontinued operations, net	(4,672)	7,494
Cash used in investing activities of discontinued operations, net	(635)	(2,120)
Cash provided by (used in) financing activities of discontinued operations, net	5,307	(5,374)
Net increase (decrease) in cash	16,167	(10,880)
Cash at beginning of period of continuing operations	64,749	25,657
Cash at beginning of period of discontinued operations/held for sale	—	—
Net increase (decrease) in cash	16,167	(10,880)
Less: cash at end of period of discontinued operations/held for sale	—	—
Cash at end of period of continuing operations	$80,916	$14,777
 The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Consolidated Statements of Shareholders' Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2019	27,850	$279	$226,869	$350,034	$577,182
Net income and comprehensive income	—	—	—	8,375	8,375
Share-based compensation	—	—	3,266	—	3,266
Dividends ($0.18 per share)	—	—	2	(5,052)	(5,050)
Cash settlement of share-based awards for tax withholdings	(42)	—	—	(2,672)	(2,672)
Share repurchases	(268)	(3)	—	(15,256)	(15,259)
Vesting of previously non-vested shares	139	1	(2)	—	(1)
Balance at March 31, 2020	27,679	$277	$230,135	$335,429	$565,841
Net income and comprehensive income	—	—	—	3,155	3,155
Common stock issued under employee stock purchase plan	7	—	295	—	295
Share-based compensation	—	—	2,654	—	2,654
Dividends ($0.18 per share)	—	—	3	(5,042)	(5,039)
Cash settlement of share-based awards for tax withholdings	(13)	—	—	(613)	(613)
Vesting of previously non-vested shares	56	—	(1)	—	(1)
Balance at June 30, 2020	27,729	$277	$233,086	$332,929	$566,292

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2018	28,535	$285	$210,296	$342,663	$553,244
Net income and comprehensive income	—	—	—	18,407	18,407
Other	—	2	—	—	2
Exercise of stock options	18	—	830	—	830
Share-based compensation	—	—	3,047	—	3,047
Dividends ($0.18 per share)	—	—	1	(5,190)	(5,189)
Cash settlement of share-based awards for tax withholdings	(44)	(1)	—	(2,720)	(2,721)
Share repurchases	(230)	(2)	—	(14,179)	(14,181)
Vesting of previously non-vested shares	136	—	—	—	—
Balance at March 31, 2019	28,415	$284	$214,174	$338,981	$553,439
Net income and comprehensive income	—	—	—	22,330	22,330
Other	—	—	(2)	(2)	(4)
Exercise of stock options	10	—	448	—	448
Common stock issued under employee stock purchase plan	5	—	261	—	261
Share-based compensation	—	—	3,197	—	3,197
Dividends ($0.18 per share)	—	—	2	(5,146)	(5,144)
Cash settlement of share-based awards for tax withholdings	(1)	—	—	(49)	(49)
Share repurchases	(407)	(4)	—	(24,432)	(24,436)
Vesting of previously non-vested shares	18	—	—	—	—
Balance at June 30, 2019	28,040	$280	$218,080	$331,682	$550,042
The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
June 30, 2020

1.    Description of Business and Basis of Presentation

Basis of Presentation and Principles of Consolidation

Forward Air Corporation ("the Company", "We", "Our") is a leading asset-light freight and logistics company. Prior to the Company’s Board of Directors’ (the "Board") approval of a strategy to divest the Company's Pool Distribution business (“Pool”), its services were classified into three principal reportable segments: Expedited Freight, Intermodal and Pool Distribution. As a result of the decision to divest of Pool, which has been classified as a discontinued operation, the Company now has two principal reportable segments: Expedited Freight and Intermodal (see Note 14, Segment Reporting). See Note 4, Discontinued Operations and Held for Sale, for additional information regarding the decision to divest of Pool.

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

Pool, which has been classified as discontinued operations, provides high-frequency handling and distribution of time sensitive product to numerous destinations within a specific geographic region. Pool offers this service throughout the Mid-Atlantic, Southeast, Midwest and Southwest United States.

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company’s operating results are subject to seasonal trends (as described in the Company's 2019 Form 10-K) when measured on a quarterly basis; therefore operating results for the six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information, refer to the consolidated financial statements and notes thereto included in the Forward Air Corporation Annual Report on Form 10-K for the year ended December 31, 2019.

The accompanying unaudited consolidated financial statements of the Company include Forward Air Corporation and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior period financial information to conform to the current year presentation.

Discontinued Operations

On April 23, 2020, the Board approved a strategy to divest Pool within the next year. Accordingly, Pool met the criteria for assets held for sale as of June 30, 2020. Pool assets and liabilities are reflected as “Assets and liabilities held for sale” on the Consolidated Balance Sheets in this report. In addition, the results of operations for Pool have been presented in this report as discontinued operations. Amounts for all periods discussed below reflect the results of operations, financial condition and cash flows from Forward Air’s continuing operations, unless otherwise noted. See Note 4, Discontinued Operations and Held for Sale.

Forward Air Corporation
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
June 30, 2020

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

Excluding Pool, the Company's revenue from contracts with customers is disclosed within two reportable segments: Expedited Freight and Intermodal. This is consistent with disclosures in earnings releases and annual reports and with the information regularly reviewed by the chief operating decision maker for evaluating financial performance. See additional discussion in Note 14, Segment Reporting.

Forward Air Corporation
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
June 30, 2020

4.    Discontinued Operations and Held for Sale

On April 23, 2020, the Board approved a strategy to divest Pool within the next year. Accordingly, Pool met the criteria for assets held for sale as of June 30, 2020. Pool assets and liabilities are reflected as “Assets and liabilities held for sale” on the Consolidated Balance Sheets in this report. In addition, the results of operations for Pool have been presented in this report as discontinued operations.
Upon meeting the assets held for sale criteria and during its annual impairment analysis, the Company evaluated whether Pool's estimated fair value, less costs to sell, exceeded the carrying value of its assets and liabilities. As a result of that assessment, we determined that the fair value of Pool exceeded its carrying value by approximately 5%.
The results of Pool were previously included in its own segment. The Company will continue to have two reporting segments: Expedited Freight and Intermodal, which is consistent with the way the Chief Operating Decision Maker reviews operating results and makes resource decisions (See Note 14, Segment Reporting). Certain corporate overhead and other costs previously allocated to Pool for segment reporting purposes did not qualify for classification within discontinued operations and have been reallocated to continuing operations. These costs have been reclassified to the eliminations and other column in the segment reconciliation that appears in Note 14, Segment Reporting.

Forward Air Corporation
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
June 30, 2020

Summarized Held for Sale and Discontinued Operations Financial Information

The following table provides a reconciliation of the carrying amounts of major classes of assets and liabilities which are included in assets and liabilities held for sale in the accompanying Consolidated Balance Sheets as of each of the periods presented below:

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable, less allowance of $124 in 2020 and $49 in 2019	11,224	13,983
Other current assets	647	969
Total current assets held for sale	$11,871	$14,952

Property and equipment	$52,046	$53,166
Less accumulated depreciation and amortization	32,443	32,891
Total property and equipment, net	19,603	20,275
Operating lease right-of-use assets	44,110	46,487
Goodwill and other acquired intangibles:
Goodwill	5,406	5,406
Other acquired intangibles, net of accumulated amortization of $12,679 in 2020 and $12,359 in 2019	2,621	2,941
Total goodwill and other acquired intangibles, net	8,027	8,347
Other assets	2,853	1,595
Total noncurrent assets held for sale	$74,593	$76,704

Liabilities
Current liabilities:
Accounts payable	$2,732	$4,575
Accrued expenses	5,163	5,668
Other current liabilities	—	2
Current portion of operating lease obligations	15,897	14,729
Total current liabilities held for sale	$23,792	$24,974

Operating lease obligations, less current portion	$28,385	$31,847
Other long-term liabilities	3,989	2,368
Deferred income taxes	3,951	2,728
Total noncurrent liabilities held for sale	$36,325	$36,943

Forward Air Corporation
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
June 30, 2020

The following table summarizes the results of operations classified as discontinued operations, net of tax, in the Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2020 and 2019:

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Operating revenue	$13,974	$42,869	$50,926	$85,379

Operating expenses:
Purchased transportation	3,147	11,688	12,683	23,151
Salaries, wages and employee benefits	8,394	16,437	25,507	32,842
Operating leases	4,966	4,202	10,646	8,498
Depreciation and amortization	362	1,454	1,657	2,993
Insurance and claims	1,287	1,472	3,013	2,856
Fuel expense	413	1,462	1,740	2,955
Other operating expenses	3,495	4,674	7,841	9,572
Total operating expenses	22,064	41,389	63,087	82,867
(Loss) income from discontinued operations before income taxes	(8,090)	1,480	(12,161)	2,512
Income tax (benefit) expense	(2,019)	394	(3,049)	706
(Loss) income from discontinued operations, net of tax	$(6,071)	$1,086	$(9,112)	$1,806

5.    Acquisitions and Long-Lived Assets

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

The FSA acquisition agreement provides the sellers an earnout opportunity of up to $15,000 based on the achievement of certain revenue milestones over two one-year periods, beginning May 1, 2019. Upon acquisition, the fair value of the earn-out liability was $11,803 and was included in other current and long-term liabilities in the opening consolidated balance sheet. The earn-out liability was classified as level 3 of the fair value hierarchy as defined in the FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“the FASB Codification”) and the value was determined based on estimated revenues and the probability of achieving them. The fair value was based on the two-year performance of FSA's acquired customer revenue and was estimated using a Monte Carlo simulation.

Forward Air Corporation
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
June 30, 2020

The initial weighted average assumptions used in the Monte Carlo simulation are summarized in the following table:

	FSA Earn-out
	April 21, 2019	December 31, 2019	June 30, 2020
Risk-free rate	2.9%	2.2%	2.2%
Revenue discount rate	4.4%	4.4%	3.2%
Revenue volatility	3.0%	5.0%	6.0%

In June 2020, the Company paid the first period's earn-out payment of $5,284; the second and final payment is expected to be paid in the second quarter of 2021. Excluding the impact from this payment, during the three months ended June 30, 2020, the earn-out fair value decreased $2,108 to $3,784, which is classified as a current liability. The change in fair value is included in other operating expenses and is based on changes in expected cash flows and expected new business wins.

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
(In thousands, except per share data)
(Unaudited)
June 30, 2020

Allocations of Purchase Price

The following table presents the allocations of the previously discussed acquisition purchase prices to the assets acquired and liabilities assumed based on their estimated fair values and resulting residual goodwill (in thousands):

	FSA	OST	Linn Star
	April 21, 2019	July 14, 2019	January 12, 2020
Tangible assets:
Cash	$202	$—	$1,308
Other receivables	1,491	—	—
Prepaid expenses and other current assets	—	—	1,182
Property and equipment	40	10,371	605
Operating lease right-of-use assets	3,209	1,672	10,011
Total tangible assets	4,942	12,043	13,106
Intangible assets:
Non-compete agreements	900	850	450
Customer relationships	17,900	5,700	29,800
Goodwill	19,963	2,050	25,234
Total intangible assets	38,763	8,600	55,484
Total assets acquired	43,705	20,643	68,590

Liabilities assumed:
Current liabilities	8,466	—	1,340
Other liabilities	5,030	—	—
Debt and finance lease obligations	—	6,971	—
Operating lease obligations	3,209	1,672	10,011
Total liabilities assumed	16,705	8,643	11,351
Net assets acquired	$27,000	$12,000	$57,239

The above purchase price allocation for Linn Star is preliminary as the Company is still in the process of finalizing the valuation of the acquired assets and liabilities assumed. The above estimated fair values of assets acquired and liabilities assumed are based on the information that was available as of the acquisition date through the date of this filing. The acquired definite-lived intangible assets have the following useful lives:

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

Forward Air Corporation
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
June 30, 2020

Goodwill

Goodwill is allocated to reporting units that are expected to benefit from the business combinations generating the goodwill. Excluding Pool, the Company has four reporting units - Expedited LTL, Truckload, Final Mile and Intermodal. As discussed in Note 4, Discontinued Operations and Held for Sale, the carrying amounts of Pool's assets and liabilities, including goodwill, are classified as held for sale in the accompanying Consolidated Balance Sheets and its operating results are not part of the continuing operations of the Company.

The Company conducted its annual impairment assessments and tests of goodwill for each reporting unit as of June 30, 2020 and no impairment charges were required. The Company estimated the fair value of the applicable reporting units, using a combination of discounted projected cash flows and market valuations for comparable companies as of the valuation date (level 3). Goodwill impairment exists when the estimated fair value of goodwill is less than its carrying value. Our calculations for Expedited LTL, Truckload, Final Mile and Intermodal indicated the fair value of each reporting unit exceeded their carrying value by 421.6%, 65.7%, 118.5% and 49.4%, respectively, as of June 30, 2020.

This discounted projected cash flow analysis required the Company to calculate the present value of its projected future cash flows using each reporting unit's applicable discount rate. The Company used a ten-year projection period to derive operating cash flow projections. Certain assumptions were made regarding future revenue and operating income growth based on industry market data and historical and expected performance. The Company's projected operating income was combined with expected working capital and capital expenditure requirements to determine operating cash flows. The significant assumptions used in this analysis were as follows:

	Expedited LTL	Truckload	Final Mile	Intermodal
Discount rate	10.5%	13.5%	13.5%	13.5%
Terminal growth rate	4.0%	4.0%	4.0%	4.0%

Market valuations for comparable companies employ valuation multiples derived from market stock prices of companies that are engaged in the same or similar lines of business as the reporting units and that are actively traded on a free and open market. The estimates used to calculate the fair value of each reporting unit change over time based on operating results, market conditions, and other factors. Changes in these estimates and assumptions could materially affect the determination of the reporting unit's fair value and goodwill impairment for the reporting unit.

Forward Air Corporation
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
June 30, 2020

The following is a summary of the Company's goodwill as of June 30, 2020. Approximately $161,789 of goodwill is deductible for tax purposes.

	Beginning balance, December 31, 2019	Linn Star Acquisition	Ending balance, June 30, 2020
Expedited LTL
Goodwill	$97,593	$—	$97,593
Accumulated Impairment	—	—	—

Truckload
Goodwill	45,164	—	45,164
Accumulated Impairment	(25,686)	—	(25,686)

Final Mile
Goodwill	19,963	25,234	45,197
Accumulated Impairment	—	—	—

Intermodal
Goodwill	78,665	—	78,665
Accumulated Impairment	—	—	—

Total
Goodwill	241,385	25,234	266,619
Accumulated Impairment	(25,686)	—	(25,686)
	$215,699	$25,234	$240,933

Other Long-Lived Assets
The Company tests its long-lived assets (asset groups) for recoverability whenever events or changes in circumstances indicate that its carrying amount may not be recoverable. Management evaluates long-lived assets for impairment at the lowest level for which cashflows are identifiable. In general, these assets are reviewed at the reporting unit level, discussed above, by significant asset category. Examples of significant asset categories include land, buildings, tractors, trailers, other equipment, leasehold improvements, right-of-use lease assets, customer relationships, non-compete agreements, software and inventory.

As part of the Company's annual goodwill impairment analysis, management compared the undiscounted cash flows of each reporting unit to the carrying value of its long-lived assets, noting no impairment charges were required during the three and six months ended June 30, 2020.

6.    Share-Based Payments

The Company’s general practice has been to make a single annual grant of share-based compensation in the first quarter to key employees and to make other employee grants only in connection with new employment or promotions.  Forms of share-based compensation granted to employees by the Company include stock options, non-vested shares of common stock (“non-vested shares”), and performance shares.  The Company also typically makes a single annual grant of non-vested shares to non-employee directors in conjunction with the annual election of non-employee directors to the Board of Directors. Share-based compensation is based on the grant date fair value of the instrument and is recognized ratably over the requisite service period or vesting period.  All share-based compensation expense is recognized in salaries, wages and employee benefits. Share-based compensation amounts below are disclosed on both a continuing and discontinuing basis.

Forward Air Corporation
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
June 30, 2020

Employee Activity - Stock Options

Stock option grants to employees generally expire seven years from the grant date and typically vest ratably over a three-year period.  All forfeitures were recognized as they occurred. The Company used the Black-Scholes option-pricing model to estimate the grant-date fair value of options granted.  There were no options granted during the six months ended June 30, 2019. Further, there were no options granted to employees of the Company's discontinued operations during the six months ended June 30, 2020 or 2019. The weighted-average fair value of options granted and assumptions used to estimate their fair value during the six months ended June 30, 2020 were as follows (on a continuing basis):

Six months ended
June 30, 2020
Expected dividend yield	1.1%
Expected stock price volatility	24.1%
Weighted average risk-free interest rate	1.5%
Expected life of options (years)	5.9
Weighted average grant date fair value	$14.79

The following tables summarize the Company’s employee stock option activity and related information on a continuing basis:

	Six months ended June 30, 2020
				Weighted-
		Weighted-		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Options	Price	Value	Term
Outstanding at December 31, 2019	417	$53
Granted	36	66
Exercised	—	—
Forfeited	(4)	60
Outstanding at June 30, 2020	449	$54	$247	3.9
Exercisable at June 30, 2020	317	$51	$1,379	3.3

	Six months ended
	June 30, 2020	June 30, 2019
Share-based compensation for options	$600	$829
Tax benefit for option compensation	$153	$212
Unrecognized compensation cost for options	$1,348	$2,316
Weighted average period over which unrecognized compensation will be recognized (years)	1.6

Forward Air Corporation
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
June 30, 2020

The following tables summarize the Company’s employee stock option activity and related information on a discontinued basis:

Six months ended June 30, 2020
Weighted-
		Weighted-		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Options	Price	Value	Term
Outstanding at December 31, 2019	14	$52
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at June 30, 2020	14	$52	$37	3.3
Exercisable at June 30, 2020	12	$52	$41	3.2

	Six months ended
	June 30, 2020	June 30, 2019
Share-based compensation for options	$11	$21
Tax benefit for option compensation	$3	$5
Unrecognized compensation cost for options	$11	$42
Weighted average period over which unrecognized compensation will be recognized (years)	0.6

Employee Activity - Non-vested Shares

The fair value of non-vested shares issued was estimated using the closing market prices for the business day of the grant. The share-based compensation for the nonvested shares is recognized ratably over the requisite service period or vesting period, which is a three-year period.  All forfeitures were recognized as they occurred.

The following tables summarize the Company’s employee non-vested share activity and related information on a continuing basis:

	Six months ended June 30, 2020
		Weighted-
		Average	Aggregate
	Non-vested	Grant Date	Grant Date
	Shares	Fair Value	Fair Value
Outstanding and non-vested at December 31, 2019	264	$58
Granted	111	66
Vested	(140)	57
Forfeited	(13)	62
Outstanding and non-vested at June 30, 2020	222	$63	$13,964

Forward Air Corporation
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
June 30, 2020

	Six months ended
	June 30, 2020	June 30, 2019
Share-based compensation for non-vested shares	$3,727	$3,960
Tax benefit for non-vested share compensation	$950	$1,010
Unrecognized compensation cost for non-vested shares	$11,019	$12,635
Weighted average period over which unrecognized compensation will be recognized (years)	2.0

The following tables summarize the Company’s employee non-vested share activity and related information on a discontinued basis:

	Six months ended June 30, 2020
		Weighted-
		Average	Aggregate
	Non-vested	Grant Date	Grant Date
	Shares	Fair Value	Fair Value
Outstanding and non-vested at December 31, 2019	13	$58
Granted	6	63
Vested	(8)	58
Forfeited	—	—
Outstanding and non-vested at June 30, 2020	11	$61	$678

	Six months ended
	June 30, 2020	June 30, 2019
Share-based compensation for non-vested shares	$201	$182
Tax benefit for non-vested share compensation	$51	$46
Unrecognized compensation cost for non-vested shares	$552	$557
Weighted average period over which unrecognized compensation will be recognized (years)	2.1

Employee Activity - Performance Shares

The Company annually grants performance shares to key employees.  Under the terms of the performance share agreements, following the end of a three-year performance period, the Company may issue to these employees a calculated number of common stock shares if certain performance targets are met. For shares granted during the three and six months ended June 30, 2020 and 2019, 50% of the performance share issuances will be based on meeting three-year earnings before interest, taxes, depreciation and amortization ("EBITDA") per share targets and the remaining 50% of the performance share issuances will be based on the three-year performance of the Company’s total shareholder return ("TSR") as compared to the TSR of a selected peer group. All forfeitures were recognized as they occurred.

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

The fair value of the performance shares granted based on meeting EBITDA per share targets were estimated using the closing market prices on the day of grant and the probability of meeting these targets as of the measurement date. The fair value of the performance shares granted based on the three-year performance of the Company’s total shareholder return was estimated using

Forward Air Corporation
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
June 30, 2020

a Monte Carlo simulation. The following table contains the weighted-average assumptions, on both a continuing and discontinued basis, used to estimate the fair value of performance shares granted using the Monte Carlo simulation. These assumptions are subjective and changes in these assumptions can materially affect the fair value estimate.

	Six months ended
	June 30, 2020	June 30, 2019
Expected stock price volatility	23.5%	23.4%
Weighted average risk-free interest rate	1.4%	2.5%

The following tables summarize the Company’s employee performance share activity, assuming median share awards, and related information on a continuing basis:

	Six months ended June 30, 2020
		Weighted-
		Average	Aggregate
	Performance	Grant Date	Grant Date
	Shares	Fair Value	Fair Value
Outstanding and non-vested at December 31, 2019	58	$62
Granted	38	69
Additional shares awarded based on performance	13	51
Vested	(33)	51
Forfeited	(11)	66
Outstanding and non-vested at June 30, 2020	65	$68	$4,425

	Six months ended
	June 30, 2020	June 30, 2019
Share-based compensation for performance shares	$794	$682
Tax benefit for performance share compensation	$202	$174
Unrecognized compensation cost for performance shares	$2,837	$2,299
Weighted average period over which unrecognized compensation will be recognized (years)	2.3

The following tables summarize the Company’s employee performance share activity, assuming median share awards, and related information on a discontinued basis:

	Six months ended June 30, 2020
		Weighted-
		Average	Aggregate
	Performance	Grant Date	Grant Date
	Shares	Fair Value	Fair Value
Outstanding and non-vested at December 31, 2019	4	$62
Granted	2	69
Additional shares awarded based on performance	1	51
Vested	(2)	51
Forfeited	—	—
Outstanding and non-vested at June 30, 2020	5	$66	$275

Forward Air Corporation
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
June 30, 2020

	Six months ended
	June 30, 2020	June 30, 2019
Share-based compensation for performance shares	$48	$35
Tax benefit for performance share compensation	$12	$9
Unrecognized compensation cost for performance shares	$165	$137
Weighted average period over which unrecognized compensation will be recognized (years)	2.1

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

The following table summarizes the Company's employee stock purchase activity and related information on a continuing basis:

	Six months ended
	June 30, 2020	June 30, 2019
Shares purchased by participants under plan	6	4
Average purchase price	$45	$49
Weighted-average fair value of each purchase right under the ESPP granted ¹	$5	$10
Share-based compensation for ESPP shares	$30	$46

¹ Equal to the discount from the market value of the common stock at the end of each six month purchase period

The following table summarizes the Company's employee stock purchase activity and related information on a discontinued basis:

	Six months ended
	June 30, 2020	June 30, 2019
Shares purchased by participants under plan	1	1
Average purchase price	$45	$49
Weighted-average fair value of each purchase right under the ESPP granted ¹	$5	$10
Share-based compensation for ESPP shares	$3	$6

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

Forward Air Corporation
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
June 30, 2020

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

In May 2016, with the approval of shareholders, the Company further amended the Amended Plan to reserve for issuance an additional 160 common shares, increasing the total number of reserved common shares under the Amended Plan to 360. As of June 30, 2020, there were approximately 92 shares remaining available for grant. There were no shares granted to non-employee directors classified as discontinued operations in any period.

The following tables summarize the Company’s non-employee non-vested share activity and related information on a continuing basis:

	Six months ended June 30, 2020
		Weighted-
		Average	Aggregate
	Non-vested	Grant Date	Grant Date
	Shares	Fair Value	Fair Value
Outstanding and non-vested at December 31, 2019	16	$62
Granted	24	43
Vested	(16)	62
Forfeited	—	—
Outstanding and non-vested at June 30, 2020	24	$43	$1,035

	Six months ended
	June 30, 2020	June 30, 2019
Share-based compensation for non-vested shares	$506	$483
Tax benefit for non-vested share compensation	$129	$123
Unrecognized compensation cost for non-vested shares	$896	$784
Weighted average period over which unrecognized compensation will be recognized (years)	0.9

7.    Senior Credit Facility

The Company has a five-year senior unsecured revolving credit facility (the “Facility”) that was entered into on September 29, 2017 and amended on April 16, 2020. The Facility has a maximum aggregate principal amount of $225,000, with a sublimit of $30,000 for letters of credit and a sublimit of $30,000 for swing line loans. The Facility may be increased by up to $25,000 to a maximum aggregate principal amount of $250,000 pursuant to the terms of the credit agreement, subject to the lenders’ agreement to increase their commitments or the addition of new lenders extending such commitments. Such increases to the Facility may be in the form of additional revolving credit loans, term loans or a combination thereof, and are contingent upon there being no events of default under the Facility and satisfaction of other conditions precedent and are subject to the other limitations set forth in the credit agreement.

The Facility is scheduled to mature in September 2022 and may be used to refinance existing indebtedness of the Company and for working capital, capital expenditures and other general corporate purposes. The Facility refinanced the Company’s obligations

Forward Air Corporation
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
June 30, 2020

for its unsecured credit facility under the credit agreement dated as of February 4, 2015, as amended, which was terminated as of the date of the new Facility.

Unless the Company elects otherwise under the credit agreement, interest on borrowings under the Facility will be at the base interest rate (which cannot be less than 3.00%) and will be the highest of (a) the federal funds rate (which cannot be less than 0.00%) plus 0.50%, (b) the administrative agent's prime rate and (c) the LIBOR Rate (which cannot be less than 1.00%) plus 1.00% and, in each case, a margin that can range from 0.25% to 0.75% with respect to the Facility depending on the Company’s ratio of consolidated funded indebtedness to earnings before interest, taxes, depreciation and amortization, as set forth in the credit agreement. Payments of interest for each loan that is based on the LIBOR Rate are due in arrears on the last day of the interest period applicable to such loan (with interest periods of one, two or three months being available, at the Company’s option). Payments of interest on loans that are not based on the LIBOR Rate are due on the last day of each quarter ended March 31, June 30, September 30 and December 31 of each year. All unpaid amounts of principal and interest are due at maturity.

As of June 30, 2020, the Company had $132,500 in borrowings outstanding under the revolving credit facility, $15,367 utilized for outstanding letters of credit and $77,133 of available borrowing capacity under the revolving credit facility.  The interest rate on the outstanding borrowing under the revolving credit facility was 3.25% as of June 30, 2020.

The Facility contains customary events of default including, among other things, payment defaults, breach of covenants, cross acceleration to material indebtedness, bankruptcy-related defaults, material judgment defaults, and the occurrence of certain change of control events. The occurrence of an event of default may result in, among other things, the termination of the Facilities, acceleration of repayment obligations and the exercise of remedies by the lenders with respect to the Company and its subsidiaries that are party to the Facility. The Facility also contains financial covenants and other covenants that, among other things, restrict the ability of the Company and its subsidiaries, without the approval of the required lenders, to engage in certain mergers, consolidations, asset sales, dividends and stock repurchases, investments, and other transactions or to incur liens or indebtedness in excess of agreed thresholds, as set forth in the credit agreement. As of June 30, 2020, the Company was in compliance with the aforementioned covenants.

Forward Air Corporation
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
June 30, 2020

8.    Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019
Numerator:
Net income and comprehensive income from continuing operations	$9,225	$21,244	$20,641	$38,931
Net (loss) income and comprehensive (loss) income from discontinued operations	(6,071)	1,086	(9,112)	1,806
Net income attributable to Forward Air shareholders	$3,154	$22,330	$11,529	$40,737

Income allocated to participating securities	(13)	(251)	(83)	(459)

Numerator for basic and diluted net income per share for continuing operations	$9,212	$20,993	$20,558	$38,472
Numerator for basic and diluted net (loss) income per share for discontinued operations	$(6,071)	$1,086	$(9,112)	$1,806

Denominator:
Denominator for basic income per share - weighted-average shares	27,695	28,268	28,424	28,421
Effect of dilutive stock options	13	77	35	76
Effect of dilutive performance shares	18	28	32	34
Denominator for diluted income per share - adjusted weighted-average shares	27,726	28,373	28,491	28,531

Basic net income (loss) per share:
Continuing operations	$0.33	$0.74	$0.72	$1.35
Discontinued operations	(0.22)	0.04	(0.31)	0.07
Net income per share	$0.11	$0.78	$0.41	$1.42

Diluted net income (loss) per share:
Continuing operations	$0.33	$0.74	$0.72	$1.35
Discontinued operations	(0.22)	0.04	(0.32)	0.06
Net income per share	$0.11	$0.78	$0.40	$1.41

Forward Air Corporation
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
June 30, 2020

The number of instruments that could potentially dilute net income per basic share in the future, but that were not included in the computation of net income per diluted share because to do so would have been anti-dilutive for the periods presented, are as follows:

	June 30, 2020	June 30, 2019
Anti-dilutive stock options	218	194
Anti-dilutive performance shares	29	—
Anti-dilutive non-vested shares and deferred stock units	95	—
Total anti-dilutive shares	342	194

9.    Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states and Canada. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2012.

For the six months ended June 30, 2020 and 2019, the effective income tax rates varied from the statutory federal income tax rate of 21.0%, primarily as a result of the effect of state income taxes, net of the federal benefit, and permanent differences between book and tax net income. The combined federal and state effective tax rate for continuing operations for the six months ended June 30, 2020 was 25.3% compared to a rate of 24.6% for the same period in 2019.  The higher effective tax rate for the six months ended June 30, 2020 was primarily due to decreased stock based compensation vesting and exercises when compared to the same period in 2019 and increased executive compensation as a percentage of income before income taxes, which was not deductible for income tax purposes.

10.     Leases

A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. An entity controls the use of the identified asset if both of the following are true: (1) the entity obtains the right to substantially all of the economic benefits from use of the identified asset and (2) the entity has the right to direct the use of the identified asset. For the three and six months ended June 30, 2020, the Company leased facilities and equipment under operating and finance leases, which were accounted for in accordance with ASU 2016-02, Leases.

The Company elected the practical expedients as allowed per this guidance to combine lease and non-lease components and to keep leases with an initial term of 12 months or less, after the consideration of options, off the balance sheet. Additionally, variable lease and variable nonlease components were not contemplated in the calculation of the right-of-use asset and corresponding liability.

For leases and subleases with terms greater than 12 months, the Company records the related right-of-use asset as the balance of the related lease liability, adjusted for any prepaid or accrued lease payments. Unamortized initial direct costs and lease incentives were not significant as of June 30, 2020. The lease liability was recorded at the present value of the lease payments over the term. Many of the Company's leases include rental escalation clauses, renewal options and/or termination options that were contemplated in the determination of lease payments when appropriate. As of June 30, 2020, the Company was not reasonably certain of exercising any renewal options. Further, as of June 30, 2020, it was reasonably certain that all termination options would not be exercised. As such, there were no adjustments made to its right-of-use lease assets or corresponding liabilities as a result. In addition, the Company does not have any leases with residual value guarantees or material restrictions or covenants as of June 30, 2020.

For these leases with an initial term of 12 months or less, after the consideration of options, the Company recognizes the corresponding lease expense on a straight-line basis over the lease term.

Forward Air Corporation
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
June 30, 2020

Operating Leases

The Company leases some of its facilities under noncancelable operating leases that expire in various years through 2028. Certain leases may be renewed for periods varying from 1 to 10 years.  In conjunction with the acquisition of Linn Star in January 2020, discussed further in Note 5, Acquisitions and Long-Lived Assets, the Company assumed operating facility leases that expire in various years through 2025 and had a right-of-use asset and corresponding lease liability of approximately $10,011 at acquisition.

The Company has also historically entered into or assumed through acquisition several equipment operating leases for assets including tractors, straight trucks and trailers with original lease terms between 2 and 6 years.  These leases expire in various years through 2025 and certain leases may be renewed for periods varying from 1 to 3 years.  The Company did not enter into any material equipment leases outside the normal course of business during the six months ended June 30, 2020.

As of June 30, 2020, the Company has certain obligations to lease tractors, which will be delivered throughout 2020. These leases are expected to have terms of approximately 3 to 4 years and are not expected to materially impact the Company's right-of-use lease assets or liabilities as of June 30, 2020.

Finance Leases

Primarily through acquisitions, the Company assumes equipment leases that meet the criteria for classification as a finance lease with remaining lease terms between 2 and 7 years. These leases expire in various years through 2025 with no options to renew.  The finance leased equipment is being amortized over the shorter of the lease term or useful life. The Company did not enter into any new finance leases during the six months ended June 30, 2020.

11.    Financial Instruments

Off Balance Sheet Risk

As of June 30, 2020, the Company had letters of credit outstanding totaling $15,367.

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

The fair value estimates of earn-outs are discussed in Note 5, Acquisitions and Long-Lived Assets.

Using interest rate quotes and discounted cash flows, the Company estimated the fair value of its outstanding finance lease obligations as follows:

	June 30, 2020
	Carrying Value	Fair Value
Finance leases	$5,626	$5,945

The carrying value of the finance lease obligations are included within the Equipment section of Property and equipment on the Company’s Consolidated Balance Sheet. The Company's fair value estimates for the above financial instruments are classified within level 3 of the fair value hierarchy as defined in the FASB Codification.

Forward Air Corporation
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
June 30, 2020

12.    Shareholders' Equity

During each quarter of 2019 and the first and second quarter of 2020, the Company's Board of Directors declared a cash dividend of $0.18 per share of common stock. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

On July 21, 2016, the Company's Board of Directors approved a stock repurchase authorization for up to 3,000 shares of the Company’s common stock (the "2016 Repurchase Plan"). On February 5, 2019, the Company's Board of Directors canceled the Company’s 2016 Repurchase Plan and approved a new stock repurchase plan authorizing up to 5,000 shares of the Company’s common stock (the “2019 Repurchase Plan”) that shall remain in effect until such time as the shares authorized for repurchase are exhausted or the plan is canceled.  The Company is not obligated to repurchase any specific number of shares and may suspend or cancel the plan at any time. The Company does not expect to repurchase any shares under this plan during the third quarter of 2020.

The following tables summarize the Company's share repurchases for the three and six months ended June 30, 2020 and 2019.

	Three months ended
	June 30, 2020			June 30, 2019
	Shares repurchased	Cost of shares repurchased	Average cost per share	Shares repurchased	Cost of shares repurchased	Average cost per share
2019 Repurchase Plan	—	$—	$—	407	$24,436	$60.05
Total	—	$—	$—	407	$24,436	$60.05

	Six months ended
	June 30, 2020			June 30, 2019
	Shares repurchased	Cost of shares repurchased	Average cost per share	Shares repurchased	Cost of shares repurchased	Average cost per share
2016 Repurchase Plan	—	$—	$—	68	$3,850	$56.97
2019 Repurchase Plan	268	15,259	56.93	569	34,767	61.08
Total	268	$15,259	$56.93	637	$38,617	$60.65
As of June 30, 2020, 3,887 shares were available to be purchased under the 2019 Plan.
13.    Commitments and Contingencies

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

Forward Air Corporation
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
June 30, 2020

Purchase Commitments

As of June 30, 2020, the Company had commitments to purchase trailer rollerbeds for approximately $288 during 2020.

14.    Segment Reporting

The Company operates in two reportable segments based on information available to and used by the chief operating decision maker ("CODM").  This classification is consistent with how the CODM makes decisions about resource allocation and assesses the Company's performance. The Company evaluates the performance of its segments based on income from operations.  The Company’s business is conducted in the U.S. and Canada.

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

Except for certain insurance activity, the accounting policies of the segments are the same as those described in the summary of significant accounting policies disclosed in Note 1, Description of Business and Basis of Presentation, to the Forward Air Corporation Annual Report on Form 10-K for the year ended December 31, 2019. For workers compensation and vehicle claims, each segment is charged an insurance premium and is also charged a deductible that corresponds with each segment's individual self-retention limit. However, any losses beyond these deductibles and any loss development factors applied to outstanding claims as a result of actuary analysis are not passed to the segments, but recorded at the corporate level ("Eliminations & other").

Segment data includes intersegment revenues and shared costs.  Costs of the corporate headquarters, shared services and shared assets, such as trailers, are allocated to the segments based on usage. The cost basis of shared assets are not allocated. Instead, the cost basis for the majority of shared assets, such as trailers, are included in Expedited Freight.

The following tables summarize segment information from continuing operations for the three and six months ended June 30, 2020 and 2019:

Forward Air Corporation
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
June 30, 2020

	Three months ended June 30, 2020
	Expedited Freight	Intermodal	Eliminations & other	Continuing Operations
External revenues	$235,417	$46,420	$—	$281,837
Intersegment revenues	241	8	(408)	(159)
Depreciation	5,009	1,081	25	6,115
Amortization	1,731	1,567	—	3,298
Share-based compensation expense	2,062	472	(105)	2,429
Interest expense	3	59	1,136	1,198
Income (loss) from operations	11,753	4,413	(2,252)	13,914
Total assets	912,814	212,923	(139,702)	986,035
Capital expenditures	11,545	18	—	11,563

	Three months ended June 30, 2019 (As Adjusted)
	Expedited Freight	Intermodal	Eliminations & other	Continuing Operations
External revenues	$252,468	$50,522	$—	$302,990
Intersegment revenues	818	17	(938)	(103)
Depreciation	6,399	463	(46)	6,816
Amortization	1,081	1,330	—	2,411
Share-based compensation expense	2,391	443	211	3,045
Interest expense	2	—	579	581
Income (loss) from operations	28,187	5,245	(4,362)	29,070
Total assets	687,570	187,815	(20,530)	854,855
Capital expenditures	11,761	142	—	11,903

Forward Air Corporation
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
June 30, 2020

	Six months ended June 30, 2020
	Expedited Freight	Intermodal	Eliminations & other	Continuing Operations
External revenues	$488,560	$98,875	$—	$587,435
Intersegment revenues	727	13	(940)	(200)
Depreciation	9,916	2,134	43	12,093
Amortization	3,519	3,135	—	6,654
Share-based compensation expense	4,729	861	(83)	5,507
Interest expense	6	113	1,932	2,051
Income (loss) from operations	26,933	8,126	(5,372)	29,687
Total assets	912,814	212,923	(139,702)	986,035
Capital expenditures	13,950	264	—	14,214

	Six months ended June 30, 2019 (As Adjusted)
	Expedited Freight	Intermodal	Eliminations & other	Continuing Operations
External revenues	$477,421	$104,619	$—	$582,040
Intersegment revenues	1,523	35	(1,750)	(192)
Depreciation	13,005	932	(86)	13,851
Amortization	1,927	2,737	—	4,664
Share-based compensation expense	4,560	974	376	5,910
Interest expense	4	2	1,150	1,156
Income (loss) from operations	49,093	11,426	(7,747)	52,772
Total assets	687,570	187,815	(20,530)	854,855
Capital expenditures	13,999	215	—	14,214

The following table summarizes revenue from the defined services included within Expedited Freight revenue for the three and six months ended June 30, 2020 and 2019:

	Three months ended		Six months ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Expedited freight revenue:
Network revenue	$134,173	$172,491	$286,182	$333,841
Truckload revenue	41,857	48,624	89,384	96,309
Final mile revenue	53,427	24,957	101,229	34,714
Other revenue	6,201	7,214	12,492	14,080
Total revenue	$235,658	$253,286	$489,287	$478,944

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Forward Air Corporation is a leading asset-light freight and logistics company. As a result of the Company’s decision to divest of Pool, our services are now classified into two reportable segments: Expedited Freight and Intermodal.

Through the Expedited Freight segment, we operate a comprehensive national network to provide expedited regional, inter-regional and national LTL services. Expedited Freight offers customers local pick-up and delivery and other services including final mile, truckload, shipment consolidation and deconsolidation, warehousing, customs brokerage and other handling. We plan to grow our LTL and final mile geographic footprints through greenfield start-ups as well as acquisitions. On July 13, 2020, we announced an organic growth initiative and now offer LTL service in Savannah, Georgia. With this expansion, our LTL network began its evolution toward broader market coverage beyond its legacy airport-to-airport footprint.

Our Intermodal segment provides first- and last-mile high value intermodal container drayage services both to and from seaports and railheads. Intermodal also offers dedicated contract and container freight station ("CFS") warehouse and handling services. Today, Intermodal operates primarily in the Midwest and Southeast, with smaller operational presence in Southwest and Mid-Atlantic United States. We plan to grow Intermodal’s geographic footprint through acquisitions as well as greenfield start-ups where we do not have an acceptable acquisition target. On April 16, 2020, we announced a greenfield start-up in Front Royal, VA, which furthered our growth objectives.

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

On April 23, 2020, the Board approved a strategy to divest Pool within the next year. As a result of this decision, Forward Air reclassified Pool from continuing operations to discontinued operations in accordance with ASC 205-20. Pool provides high-frequency handling and distribution of time sensitive product to numerous destinations within a specific geographic region. Pool offers this service throughout the Mid-Atlantic, Southeast, Midwest and Southwest United States.

Pool has been reported as discontinued operations in our Consolidated Statements of Comprehensive Income, and the related assets and liabilities have been presented as held for sale in the Consolidated Balance Sheets. These changes have been applied to all periods presented. Unless otherwise noted, amounts, percentages and discussion for all periods included below reflect the results of operations, financial condition and cash flows from Forward Air’s continuing operations. Refer to Note 4, Discontinued Operations and Held for Sale, to the Company’s consolidated financial statements for additional information on discontinued operations.

Trends and Developments

Impact of COVID-19

COVID-19 was characterized as a pandemic by the World Health Organization on March 11, 2020. To help lessen its spread, many countries implemented travel restrictions and/or required companies to limit or suspend business operations. These actions disrupted supply chains and company operations around the world. These restrictions began to lessen in May 2020, although the effects are still being felt. The current environment resulting from COVID-19 is unprecedented and comes with a great deal of uncertainty.
The Forward Air team is actively managing through the COVID-19 pandemic, with a paramount focus on team member and customer safety. Given our modal exposures to air freight, ocean freight and physical retail, the impact of COVID-19 presents a meaningful challenge that we are addressing through our asset-light business model.
In Expedited Freight, our networks remain fully operational. However, much of the freight that typically moves through our LTL network is not classified as “essential goods” - such as staples, consumables or consumer packaged goods. As such, we were adversely impacted by the numerous stay-at-home orders that were issued in March 2020 to combat COVID-19. In addition, declining fuel prices have resulted in decreased fuel surcharge revenue as compared to prior periods.
Despite these headwinds, we are making key investments that we believe will enable us to emerge from this episode as a stronger LTL competitor (amid a potentially reduced field of service providers). Our owner-operator fleet is the best it has ever been, which helped reduce our use of brokered power to approximately 6.0% of miles in the six months ended June 30, 2020. Our Truckload team is becoming more integrated in our LTL operations, and our Truckload brokerage group is growing by generating opportunities amid supply chain disruptions. We are also integrating Final Mile into our LTL operations while organically growing in an environment where more heavy-bulky items are being ordered online. We are presently operating four terminals that service both our Final Mile and LTL operations and expect this number to grow in the future. In addition, our Final Mile fleet is supporting LTL operations by performing pickup and delivery services on their behalf in six terminals.
COVID-19 also impacted our Intermodal business, which faced reduced volumes from lower Asian imports amid reduced US demand, blank sailings and port congestion driven by container imbalances. Our Intermodal network remains fully functional with all terminals open and we lowered purchase transportation and labor costs to address the volume declines.
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
As discussed above, on April 23, 2020, the Company's Board approved a strategy to divest Pool within the next year. This represents a strategic shift for the Company that will have a major effect on its operations and financial results. The Company is currently exploring all options to divest of these assets, but has not entered into a material definitive agreement to sell these assets as of the date of this report. However, the Company does believe it is probable that these assets will be divested within a year of receiving this authority from the Board. As a result, the Company has reported Pool as a Discontinued Operation in this report. COVID-19’s impact on our Pool Distribution business has been significant. Reduced US demand, coupled with temporary retail mall closures in response to stay-at-home orders in March 2020, have materially reduced Pool’s revenue. We furloughed roughly 90% of Pool’s workforce in response in April 2020, although we are bringing the workforce back as volumes rebound. As of June 30, 2020, we returned to approximately 80% of our pre-COVID-19 workforce levels. We remain committed to serving our current and additional Pool customers as volumes improve while we are pursuing divestiture options for this business unit.
We expected a downturn in Q2 2020, but project a slow recovery sequentially through Q1 2021, although year-on-year growth is expected to be negative for the remainder of 2020. Pool’s results drove a discontinued operations loss for the three and six months ended June 30, 2020, however on a continuing operations and consolidated basis, the Company was profitable and expects to be profitable for the remainder of the year ended December 31, 2020.

We have also taken steps to improve our financial flexibility by executing an amendment to increase the availability on our $150 million revolving credit facility by $75 million, which closed on April 16, 2020. In addition, we have deferred payroll and federal and state income tax payments as allowed by the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, which resulted in an approximately $5 million cash flow benefit for the second quarter of 2020 and is expected to result in an approximately $12 million cash flow benefit for 2020. This includes cash flow benefits for the Company as a whole, including cash flows related to discontinued operations. Note that payroll taxes may be deferred for all of 2020, while federal and state income tax payments were only permitted to be deferred for the second quarter of 2020 and were due and payable on or before July 15, 2020. In addition, we took advantage of employee retention credits as allowed by the CARES Act of $0.8 million, which primarily benefited our discontinued operations. At this time, the Company does not expect any liquidity issues or inability in meeting its financial obligations. See additional discussion over the impact to our results from operations below.

Expedited LTL Acquisitions

As part of our strategy to expand our final mile pickup and delivery operations, in January 2020, we acquired certain assets and liabilities of Linn Star for $57.2 million. This acquisition increased our Final Mile capabilities with an additional 20 locations. In addition, in April 2019, we acquired certain assets and liabilities of FSA for $27.0 million and a potential earnout of up to $15.0 million based upon future revenue generation. We paid the first installment on this earn-out of $5.3 million in June 2020. The remaining expected payment had a fair value of $3.8 million as of June 30, 2020. These acquisitions provided an opportunity for our Expedited Freight segment to expand its final mile service offering into additional geographic markets, form relationships with new customers, and add volumes to our existing locations.

These acquisitions were funded using cash flows from operations. The assets, liabilities, and operating results of these acquisitions have been included in the Company's consolidated financial statements from the date of acquisition and have been assigned to the Expedited Freight reportable segment. See additional discussion in Note 5, Acquisitions and Long-Lived Assets, to our Consolidated Financial Statements.

Intermodal Acquisitions

As part of our strategy to expand our Intermodal operations, in July 2019, we acquired certain assets and liabilities of OST for $12.0 million. OST is a drayage company and expanded our intermodal footprint on the East Coast, primarily in Baltimore, Maryland, with additional locations in Pennsylvania, Virginia, South Carolina and Georgia. This acquisition was funded using cash flows from operations and provide an opportunity for our Intermodal segment to expand into additional geographic markets and add volumes to our existing locations. The assets, liabilities, and operating results of this acquisition have been included in the Company's consolidated financial statements from the date of acquisition and have been assigned to the Intermodal reportable segment. See additional discussion in Note 5, Acquisitions and Long-Lived Assets, to our Consolidated Financial Statements.

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

During 2019, the Board amended the Corporate Governance and Nominating Committee charter to reflect that the committee would review and discuss with management the Company’s (i) environmental, social and governance matters and (ii) management of sustainability-related risks, and these reviews and discussions occur at least quarterly. The Corporate Governance and Nominating Committee provides leadership and oversight of our ESG practices, including oversight of our policies and programs related to environmental sustainability, health and safety, diversity and inclusion, and charitable giving.

To facilitate our ESG initiatives, we appointed a head of Corporate ESG in the first quarter of 2020. We also have engaged a third-party to conduct an ESG materiality assessment during the first half of 2020. Our intent is to build upon this work to develop a more robust ESG strategy, institutionalize processes and begin to provide more public disclosure around activities and performance going forward. We are committed to making our presence count across the country.

Environmental Protection: We have already taken a variety of steps to improve the sustainability of our operations. For example, as a partner of the U.S. Environmental Protection Agency ("EPA") SmartWay program since 2008, Forward Air has continued to adopt new environmentally safe policies and innovations to improve fuel efficiency and reduce emissions. We actively seek to utilize equipment with reduced environmental impact. We utilize trailers with light weight composites and employ trailer skirts to decrease aerodynamic drag, both of which improve fuel efficiency. We are also increasing our use of electric forklifts and transitioning to automatic transmission tractors, which will decrease our fuel consumption.

Through vendor partnerships, we are implementing new solutions to manage waste and improve recycling across our facilities. Annually, we recycle tons of dunnage and thousands of aluminum load bars. Forward Air also participates in ReCaps, providing and purchasing recycled trailer tires. We also focus on increasing our landfill diversion rate through our partnership with Waste Harmonics.

Community Support: On Veteran’s Day 2019, Forward Air launched Operation: Forward Freedom - providing support to our Veterans primarily through partnering with Hope for the Warriors. Hope for the Warriors is a nonprofit organization that is dedicated to restoring a sense of self, family and hope to United States military veterans. This is an important cause for us as many of our employees, independent contractors, customers and vendors are or have a family member who is a military veteran. During the second quarter of 2020, as part of Operation: Forward Freedom, Forward Air allocated $10 million of its cash balances to a $249 billion U.S. Government money market fund through its account at Drexel Hamilton, a service-disabled veteran-owned and operated broker-dealer founded on the principal of offering meaningful employment opportunities to disabled veterans.

In addition, we are a corporate partner of Truckers Against Trafficking, a nonprofit organization that educates, equips, empowers and mobilizes members of the trucking and busing industries to combat human trafficking. In November 2019, we also joined Women in Trucking, which is a nonprofit organization, supporting and celebrating women in the trucking industry.

Results from Operations
The following table sets forth our consolidated historical financial data from operations for the three months ended June 30, 2020 and 2019 (in millions):

	Three months ended
	June 30,	June 30,		Percent
	2020	2019	Change	Change
		(As Adjusted)
Operating revenue:
Expedited Freight	$235.7	$253.3	$(17.6)	(6.9)%
Intermodal	46.4	50.5	(4.1)	(8.1)
Eliminations and other operations	(0.4)	(0.9)	0.5	(55.6)
Operating revenue	281.7	302.9	(21.2)	(7.0)
Operating expenses:
Purchased transportation	142.1	143.4	(1.3)	(0.9)
Salaries, wages, and employee benefits	63.8	63.8	—	—
Operating leases	17.4	16.1	1.3	8.1
Depreciation and amortization	9.4	9.2	0.2	2.2
Insurance and claims	7.7	11.8	(4.1)	(34.7)
Fuel expense	2.5	4.5	(2.0)	(44.4)
Other operating expenses	24.9	25.0	(0.1)	(0.4)
Total operating expenses	267.8	273.8	(6.0)	(2.2)
Income (loss) from continuing operations:
Expedited Freight	11.8	28.2	(16.4)	(58.2)
Intermodal	4.4	5.2	(0.8)	(15.4)
Other operations	(2.3)	(4.3)	2.0	(46.5)
Income from continuing operations	13.9	29.1	(15.2)	(52.2)
Other expense:
Interest expense	(1.2)	(0.6)	(0.6)	100.0
Total other expense	(1.2)	(0.6)	(0.6)	100.0
Income from continuing operations before income taxes	12.7	28.5	(15.8)	(55.4)
Income tax expense	3.5	7.3	(3.8)	(52.1)
Net income from continuing operations	9.2	21.2	(12.0)	(56.6)
(Loss) income from discontinued operations, net of tax	(6.0)	1.1	(7.1)	(645.5)
Net income and comprehensive income	$3.2	$22.3	$(19.1)	(85.7)%

Note: Prior period balances have been adjusted to conform with the Company's revised segment reporting classification. See additional discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K and in Note 14, Segment Reporting, to our Consolidated Financial Statements.

Revenues

Operating revenue decreased $21.2 million, or 7.0%, to $281.7 million for the three months ended June 30, 2020 compared to $302.9 million for the three months ended June 30, 2019. The decrease was primarily driven by our Expedited Freight segment of $17.6 million due to decreased network, truckload and other revenue, partially offset by increased final mile revenue in our Expedited Freight segment as discussed further below.

Operating Expenses
Operating expenses decreased $6.0 million, or 2.2%, to $267.8 million for the three months ended June 30, 2020 compared to $273.8 million for the three months ended June 30, 2019. The decrease was primarily driven by insurance and claims due to decreased vehicle claims reserves over the prior year.
Income from Continuing Operations and Segment Operations

Income from continuing operations decreased $15.2 million, or 52.2%, to $13.9 million for the three months ended June 30, 2020 compared to $29.1 million for the three months ended June 30, 2019. The decrease is primarily driven by the impact of COVID-19 on the Company's revenue. The results for our two reportable segments are discussed in detail in the following sections.

Interest Expense

Interest expense was $1.2 million for the three months ended June 30, 2020 compared to $0.6 million for the three months ended June 30, 2019. The increase in interest expense was attributable to additional borrowings on our revolving credit facility.

Income Taxes on a Continuing Basis

The combined federal and state effective tax rate on a continuing basis for the three months ended June 30, 2020 was 27.5% compared to a rate of 25.4% for the three months ended June 30, 2019.  The higher effective tax rate for the three months ended June 30, 2020 was primarily due to decreased stock based compensation vesting and exercises when compared to the same period in 2019 and increased executive compensation as a percentage of income before income taxes, which was not deductible for income tax purposes.

(Loss) Income from Discontinued Operations, net of tax

Income from discontinued operations, net of tax decreased $7.1 million to a $6.0 million loss for the three months ended June 30, 2020 from $1.1 million of income for the three months ended June 30, 2019. Income from discontinued operations includes the Company's Pool business and, as discussed above, Pool's operations were negatively impacted by COVID-19 as many of its customers were affected by retail mall closures in response to stay-at-home orders. As a result, there was a sudden and significant decline in Pool's operating revenue, resulting in an operating loss for Pool during the three months ended June 30, 2020.

Net Income

As a result of the foregoing factors, net income decreased by $19.1 million, or 85.7%, to $3.2 million for the three months ended June 30, 2020 compared to $22.3 million for the three months ended June 30, 2019.

Expedited Freight - Three Months Ended June 30, 2020 compared to Three Months Ended June 30, 2019

The following table sets forth the historical financial data of our Expedited Freight segment for the three months ended June 30, 2020 and 2019 (in millions):

Expedited Freight Segment Information
(In millions)
(Unaudited)

	Three months ended
	June 30,	Percent of	June 30,	Percent of		Percent
	2020 [1]	Revenue	2019	Revenue	Change	Change
			(As Adjusted)
Operating revenue:
Network [2]	$134.2	56.9%	$172.5	68.1%	$(38.3)	(22.2)%
Truckload	41.9	17.8	48.6	19.2	(6.7)	(13.8)
Final Mile	53.4	22.7	25.0	9.9	28.4	113.6
Other	6.2	2.6	7.2	2.8	(1.0)	(13.9)
Total operating revenue	235.7	100.0	253.3	100.0	(17.6)	(6.9)

Operating expenses:
Purchased transportation	127.5	54.1	125.8	49.7	1.7	1.4
Salaries, wages and employee benefits	50.5	21.4	50.9	20.1	(0.4)	(0.8)
Operating leases	13.3	5.6	12.1	4.8	1.2	9.9
Depreciation and amortization	6.7	2.8	7.5	3.0	(0.8)	(10.7)
Insurance and claims	5.7	2.4	6.6	2.6	(0.9)	(13.6)
Fuel expense	1.4	0.6	2.7	1.1	(1.3)	(48.1)
Other operating expenses	18.8	8.0	19.5	7.7	(0.7)	(3.6)
Total operating expenses	223.9	95.0	225.1	88.9	(1.2)	(0.5)
Income from operations	$11.8	5.0%	$28.2	11.1%	$(16.4)	(58.2)%

[1] Includes revenues and operating expenses from the acquisition of FSA and Linn Star, which were acquired in April 2019 and January 2020, respectively. FSA results are partially included in the prior period. Linn Star results are not included in the prior period.

[2] Network revenue is comprised of all revenue, including linehaul, pickup and/or delivery, and fuel surcharge revenue, excluding accessorial, Truckload and Final Mile revenue.

Note: Prior period balances have been adjusted to conform with the Company's revised segment reporting classification. See additional discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K and in Note 14, Segment Reporting, to our Consolidated Financial Statements.

Expedited Freight Operating Statistics

	Three months ended
	June 30,	June 30,	Percent
	2020	2019	Change
		(As Adjusted)
Business days	64	64	—%

Tonnage [1,2]
Total pounds	522,031	626,748	(16.7)
Pounds per day	8,157	9,793	(16.7)

Shipments [1,2]
Total shipments	963	1,014	(5.0)
Shipments per day	15.0	15.8	(5.0)

Weight per shipment	542	618	(12.3)

Revenue per hundredweight [3]	$26.32	$27.39	(3.9)
Revenue per hundredweight, ex fuel [3]	$23.09	$22.91	0.8

Revenue per shipment [3]	$139	$171	(18.7)
Revenue per shipment, ex fuel [3]	$122	$144	(15.3)

Network revenue from door-to-door shipments as a percentage of network revenue [3,4]	49.9%	39.9%	25.1
Network gross margin [5]	50.6%	55.8%	(9.3)%

1 In thousands
[2] Excludes accessorial, full Truckload and Final Mile products
[3] Includes intercompany revenue between the Network and Truckload revenue streams
[4] Door-to-door shipments include all shipments with a pickup and/or delivery
[5] Network revenue less Network purchased transportation as a percentage of Network revenue

Revenues
Expedited Freight operating revenue decreased $17.6 million, or 6.9%, to $235.7 million for the three months ended June 30, 2020 from $253.3 million for the three months ended June 30, 2019. The decrease was attributable to decreased network, truckload and other revenue, partially offset by increased final mile revenue. Network revenue decreased $38.3 million due to a 16.7% decrease in tonnage, a 5.0% decrease in shipments and a 3.9% decrease in revenue per hundredweight over prior year due to the impact of COVID-19, discussed above.
In addition, fuel surcharge revenue decreased $10.8 million, or 39.1%, due to declining fuel prices and decreased tonnage. Truckload revenue decreased by $6.7 million primarily due to a decrease in revenue per mile driven by rate pressures from both spot market and contract rate customers. Other revenue, which includes warehousing and terminal handling, decreased $1.0 million due to the lower linehaul tonnage and shipment counts. Conversely, final mile revenue increased $28.4 million primarily due to the acquisitions of FSA in April 2019 and Linn Star in January 2020.
Purchased Transportation
Expedited Freight purchased transportation increased $1.7 million, or 1.4%, to $127.5 million for the three months ended June 30, 2020 from $125.8 million for the three months ended June 30, 2019. Purchased transportation was 54.1% of Expedited Freight operating revenue for the three months ended June 30, 2020 compared to 49.7% for the same period in 2019. Expedited Freight purchased transportation includes owner operators and third party carriers, while Company-employed drivers are included in salaries, wages and benefits. The increase in purchased transportation as a percentage of revenue was mostly due to an increase in final mile purchased transportation due to the acquisitions of FSA and Linn Star. This increase was partially offset by a 4.6% reduction in linehaul cost per mile due to increased utilization of owner-operators over more costly third-party transportation providers.
Salaries, Wages and Employee Benefits
Expedited Freight salaries, wages and employee benefits decreased $0.4 million, or 0.8%, to $50.5 million for the three months ended June 30, 2020 from $50.9 million for the three months ended June 30, 2019.  Salaries, wages and employee benefits were 21.4% of Expedited Freight operating revenue for the three months ended June 30, 2020 compared to 20.1% for the same period in 2019.  The decrease in expense was primarily due to cost-control measures implemented in response to COVID-19 and was partially offset by a $4.6 million increase due to the acquisitions of FSA and Linn Star.
Operating Leases
Expedited Freight operating leases increased $1.2 million, or 9.9%, to $13.3 million for the three months ended June 30, 2020 from $12.1 million for the three months ended June 30, 2019.  Operating leases were 5.6% of Expedited Freight operating revenue for the three months ended June 30, 2020 compared to 4.8% for the same period in 2019. The increase in expense was due to an increase in facility leases mostly from additional facilities acquired from FSA and Linn Star.
Depreciation and Amortization
Expedited Freight depreciation and amortization decreased $0.8 million, or 10.7%, to $6.7 million for the three months ended June 30, 2020 from $7.5 million for the three months ended June 30, 2019.  Depreciation and amortization was 2.8% of Expedited Freight operating revenue for the three months ended June 30, 2020 compared to 3.0% for the same period in 2019.  The decrease in expense was primarily due to a $1.7 million decrease in trailer depreciation for the three months ended June 30, 2020 compared to the same period in 2019 primarily related to extending the useful lives of its trailers from seven to ten years in the third quarter of 2019. See additional discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K. This decrease was partially offset by $0.7 million of increased amortization of acquired intangibles from the acquisitions of FSA and Linn Star.
Insurance and Claims
Expedited Freight insurance and claims decreased $0.9 million, or 13.6%, to $5.7 million for the three months ended June 30, 2020 from $6.6 million for the three months ended June 30, 2019.  Insurance and claims were 2.4% of Expedited Freight operating revenue for the three months ended June 30, 2020 compared to 2.6% for the same period in 2019. The decrease in expense was primarily attributable to a decrease in vehicle liability claims. See additional discussion over the consolidated increase in self-insurance reserves related to vehicle claims in the "Other operations" section below.

Fuel Expense
Expedited Freight fuel expense decreased $1.3 million, or 48.1%, to $1.4 million for the three months ended June 30, 2020 from $2.7 million for the three months ended June 30, 2019.  Fuel expense was 0.6% of Expedited Freight operating revenue for the three months ended June 30, 2020 compared to 1.1% for the same period in 2019.  Expedited Freight fuel expense decreased due to lower fuel prices and lower Company-employed driver miles.
Other Operating Expenses
Expedited Freight other operating expenses decreased $0.7 million, or 3.6%, to $18.8 million for the three months ended June 30, 2020 from $19.5 million for the three months ended June 30, 2019.  Other operating expenses were 8.0% of Expedited Freight operating revenue for the three months ended June 30, 2020 compared to 7.7% for the same period in 2019.  Other operating expenses included equipment maintenance, terminal and office expenses, legal and professional fees and other over-the-road costs. These expenses primarily decreased due to a $2.1 million decrease in the earn-out liability from the FSA acquisition due to the timing of expected new customer wins and a $1.1 million decrease in travel related expenses. These decreases were partly offset by a $2.0 million increase in parts costs for final mile installations and a $0.7 million increase in bad debt reserves in part due to increased specific reserves related to customers negatively impacted by COVID-19.
Income from Operations
Expedited Freight income from operations decreased $16.4 million, or 58.2%, to $11.8 million for the three months ended June 30, 2020 compared to $28.2 million for the three months ended June 30, 2019.  Income from operations was 5.0% of Expedited Freight operating revenue for the three months ended June 30, 2020 compared to 11.1% for the same period in 2019. The decrease in income from operations was primarily due to lower tonnage, shipments and revenue per hundredweight due to the impact of COVID-19. In addition, the decrease was due to additional costs from the acquisitions of FSA and Linn Star, as they continue to be integrated into the Expedited Freight segment. These margin deteriorations were partially offset by increased utilization of owner-operators over more costly third-party transportation providers.

Intermodal - Three Months Ended June 30, 2020 compared to Three Months Ended June 30, 2019

The following table sets forth the historical financial data of our Intermodal segment for the three months ended June 30, 2020 and 2019 (in millions):

Intermodal Segment Information
(In millions)
(Unaudited)

	Three months ended
	June 30,	Percent of	June 30,	Percent of		Percent
	2020 [1]	Revenue	2019	Revenue	Change	Change
Operating revenue	$46.4	100.0%	$50.5	100.0%	$(4.1)	(8.1)%

Operating expenses:
Purchased transportation	14.9	32.1	18.2	36.0	(3.3)	(18.1)
Salaries, wages and employee benefits	11.7	25.2	12.4	24.6	(0.7)	(5.6)
Operating leases	4.0	8.6	4.0	7.9	—	—
Depreciation and amortization	2.6	5.6	1.8	3.6	0.8	44.4
Insurance and claims	1.8	3.9	1.7	3.4	0.1	5.9
Fuel expense	1.1	2.4	1.7	3.4	(0.6)	(35.3)
Other operating expenses	5.9	12.7	5.5	10.9	0.4	7.3
Total operating expenses	42.0	90.5	45.3	89.7	(3.3)	(7.3)
Income from operations	$4.4	9.5%	$5.2	10.3%	$(0.8)	(15.4)%

[1] Includes revenues and operating expenses from the acquisition of OST, which was acquired in July 2019 (and is not included in the prior period)

Intermodal Operating Statistics

	Three months ended
	June 30,	June 30,	Percent
	2020	2019	Change
Drayage shipments	68,974	76,074	(9.3)%
Drayage revenue per shipment	$556	$571	(2.6)
Number of locations	24	21	14.3%

Revenues

Intermodal operating revenue decreased $4.1 million, or 8.1%, to $46.4 million for the three months ended June 30, 2020 from $50.5 million for the three months ended June 30, 2019.  The decrease in operating revenue was primarily attributable to a 9.3% decrease in drayage shipments over prior year primarily due to the impact of COVID-19, discussed above. The decrease in revenue from declining drayage shipments was partially offset by increased accessorial revenue.

Purchased Transportation

Intermodal purchased transportation decreased $3.3 million, or 18.1%, to $14.9 million for the three months ended June 30, 2020 from $18.2 million for the three months ended June 30, 2019.   Purchased transportation was 32.1% of Intermodal operating revenue for the three months ended June 30, 2020 compared to 36.0% for the same period in 2019.  Intermodal purchased transportation includes owner operators and third party carriers, while Company-employed drivers are included in salaries, wages and benefits. The decrease in Intermodal purchased transportation as a percentage of revenue was due to operating efficiencies and increased accessorial revenue over the prior year.

Salaries, Wages and Employee Benefits

Intermodal salaries, wages and employee benefits decreased $0.7 million, or 5.6%, to $11.7 million for the three months ended June 30, 2020 compared to $12.4 million for the three months ended June 30, 2019.  Salaries, wages and benefits were 25.2% of Intermodal operating revenue for the three months ended June 30, 2020 compared to 24.6% for the same period in 2019. The decrease in expense was primarily due to cost-control measures in response to COVID-19.

Operating Leases

Intermodal operating leases remained unchanged for the three months ended June 30, 2020 compared to the three months ended June 30, 2019.  Operating leases were 8.6% of Intermodal operating revenue for the three months ended June 30, 2020 compared to 7.9% for the same period in 2019.  The increase as a percentage of revenue was due to the decreased drayage volumes over the prior year.

Depreciation and Amortization

Intermodal depreciation and amortization increased $0.8 million, or 44.4%, to $2.6 million for the three months ended June 30, 2020 from $1.8 million for the three months ended June 30, 2019.  Depreciation and amortization was 5.6% of Intermodal operating revenue for the three months ended June 30, 2020 compared to 3.6% for the same period in 2019. The increase in depreciation and amortization was due to a $0.6 million increase in depreciation of equipment partly due to the equipment acquired from OST. The increase was also attributable to a $0.2 million increase in amortization of acquired intangibles.

Insurance and Claims

Intermodal insurance and claims increased $0.1 million, or 5.9%, to $1.8 million for the three months ended June 30, 2020 from $1.7 million for the three months ended June 30, 2019.  Insurance and claims were 3.9% of Intermodal operating revenue for the three months ended June 30, 2020 and compared to 3.4% for the same period in 2019. The increase in Intermodal insurance and claims expense was primarily due to an increase in insurance premiums, partly offset by a decrease in claims. See additional discussion over the consolidated increase in self-insurance reserves related to vehicle claims in the "Other operations" section below.

Fuel Expense

Intermodal fuel expense decreased $0.6 million, or 35.3%, to $1.1 million for the three months ended June 30, 2020 from $1.7 million for the three months ended June 30, 2019.  Fuel expense was 2.4% of Intermodal operating revenue for the three months ended June 30, 2020 compared to 3.4% for the same period in 2019.  Intermodal fuel expense decreased due to lower fuel prices and lower Company-employed driver activity.

Other Operating Expenses
Intermodal other operating expenses increased $0.4 million, or 7.3%, to $5.9 million for the three months ended June 30, 2020 from $5.5 million for the three months ended June 30, 2019.  Other operating expenses were 12.7% of Intermodal operating revenue for the three months ended June 30, 2020 compared to 10.9% for the same period in 2019.  The increase in Intermodal other operating expenses was primarily due to a $0.2 million increase in bad debt reserves in part due to increased specific reserves related to customers negatively impacted by COVID-19 and increased expenses to support the increased accessorial revenue noted above.
Income from Operations
Intermodal income from operations decreased $0.8 million, or 15.4%, to $4.4 million for the three months ended June 30, 2020 compared to $5.2 million for the three months ended June 30, 2019.  Income from operations was 9.5% of Intermodal operating revenue for the three months ended June 30, 2020 compared to 10.3% for the same period in 2019.  The deterioration in operating income was primarily attributable to increased bad debt reserves and losing leverage on fixed costs such as operating leases, depreciation and amortization due to the impact of COVID-19.

Other Operations - Three Months Ended June 30, 2020 compared to Three Months Ended June 30, 2019

Other operating activity was a $2.3 million operating loss during the three months ended June 30, 2020 and a $4.3 million operating loss during the three months ended June 30, 2019. The three months ended June 30, 2020 included severance of $1.0 million and increased self-insurance reserves for vehicle claims of $0.6 million. The increase in self-insurance reserves were primarily due to increases to our loss development factors for prior quarter claims. The remaining loss was attributable to $0.3 million in share based compensation and $0.5 million of corporate costs previously allocated to the Pool Distribution segment that are not part of the discontinued operation. These costs represent corporate costs that will remain with the Company after the Pool Distribution business is divested.

The $4.3 million operating loss for the three months ended June 30, 2019 was primarily due to a $4.0 million vehicle claim reserve recorded in the second quarter of 2019 for pending vehicular claims, partly offset by decreases to our loss development factors for vehicle and workers' compensation claims of $0.5 million and $0.3 million, respectively. The remaining loss was attributed to $0.6 million in costs related to the CEO transition, including retention shares, and $0.5 million of corporate costs previously allocated to the Pool Distribution segment that are not part of the discontinued operation.

Results from Operations
The following table sets forth our consolidated historical financial data from operations for the six months ended June 30, 2020 and 2019 (in millions):

	Six months ended June 30,
	2020	2019	Change	Percent Change
		(As Adjusted)
Operating revenue:
Expedited Freight	$489.3	$478.9	$10.4	2.2%
Intermodal	98.9	104.6	(5.7)	(5.4)
Eliminations and other operations	(1.0)	(1.7)	0.7	(41.2)
Operating revenue	587.2	581.8	5.4	0.9
Operating expenses:
Purchased transportation	292.7	276.0	16.7	6.1
Salaries, wages, and employee benefits	133.3	123.9	9.4	7.6
Operating leases	35.3	31.0	4.3	13.9
Depreciation and amortization	18.7	18.5	0.2	1.1
Insurance and claims	17.8	19.7	(1.9)	(9.6)
Fuel expense	6.5	8.5	(2.0)	(23.5)
Other operating expenses	53.2	51.4	1.8	3.5
Total operating expenses	557.5	529.0	28.5	5.4
Income (loss) from continuing operations:
Expedited LTL	26.9	49.1	(22.2)	(45.2)
Intermodal	8.1	11.4	(3.3)	(28.9)
Other operations	(5.3)	(7.7)	2.4	(31.2)
Income from continuing operations	29.7	52.8	(23.1)	(43.8)
Other expense:
Interest expense	(2.1)	(1.2)	(0.9)	75.0
Total other expense	(2.1)	(1.2)	(0.9)	75.0
Income from continuing operations before income taxes	27.6	51.6	(24.0)	(46.5)
Income tax expense	7.0	12.7	(5.7)	(44.9)
Net income from continuing operations	$20.6	$38.9	$(18.3)	(47.0)
(Loss) income from discontinued operations, net of tax	(9.1)	1.8	(10.9)	(605.6)
Net income and comprehensive income	$11.5	$40.7	$(29.2)	(71.7)%

Note: Prior period balances have been adjusted to conform with the Company's revised segment reporting classification. See additional discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K and in Note 14, Segment Reporting, to our Consolidated Financial Statements.

Revenues

Operating revenue increased $5.4 million, or 0.9% to $587.2 million for the six months ended June 30, 2020 compared to $581.8 million for the six months ended June 30, 2019. The increase was primarily driven by our Expedited Freight segment of $10.4 million driven by final mile revenue from the acquisition of FSA in April 2019 and Linn Star in January 2020. Revenue increases associated with the final mile acquisitions were partially offset by decreased volumes due to COVID-19, which impacted each of the Company's segments, as further discussed below.

Operating Expenses
Operating expenses increased $28.5 million, or 5.4%, to $557.5 million for the six months ended June 30, 2020 compared to $529.0 million for the six months ended June 30, 2019. The increase was primarily driven by purchased transportation increases of $16.7 million and salaries, wages and employee benefits increases of $9.4 million. Purchased transportation includes owner operators and third party carriers, while Company-employed drivers are included in salaries, wages and employee benefits. Purchased transportation expense increased due to increases for the Expedited Freight segment. These increases were mostly due to an increase in final mile purchased transportation due to the acquisitions of FSA and Linn Star. Salaries, wages and employee benefits increased primarily due to additional salaries from acquisitions and increased Company-employed drivers.
Income from Continuing Operations and Segment Operations

Income from continuing operations decreased $23.1 million, or 43.8%, to $29.7 million for the six months ended June 30, 2020 compared to $52.8 million for the six months ended June 30, 2019. The decrease is primarily driven by the impact of COVID-19 on the Company's volumes. The results for our two reportable segments are discussed in detail in the following sections.

Interest Expense

Interest expense was $2.1 million for the six months ended June 30, 2020 compared to $1.2 million for the six months ended June 30, 2019. The increase in interest expense was attributable to additional borrowings on our revolving credit facility.

Income Taxes on a Continuing Basis

The combined federal and state effective tax rate on a continuing basis for the six months ended June 30, 2020 was 25.3% compared to a rate of 24.6% for the six months ended June 30, 2019.  The higher effective tax rate for the six months ended June 30, 2020 was primarily due to decreased stock based compensation vesting and exercises when compared to the same period in 2019 and increased executive compensation as a percentage of income before income taxes, which was not deductible for income tax purposes.

(Loss) Income from Discontinued Operations, net of tax

Income from discontinued operations, net of tax decreased $10.9 million to a $9.1 million loss for the six months ended June 30, 2020 from $1.8 million of income for the six months ended June 30, 2019. (Loss) income from discontinued operations includes the Company's Pool business and, as discussed above, Pool's operations were negatively impacted by COVID-19 as many of its customers were affected by retail mall closures in response to stay-at-home orders beginning in March 2020. As a result, there was a sudden and significant decline in Pool's operating revenue, resulting in an operating loss for Pool during the six months ended June 30, 2020.

Net Income

As a result of the foregoing factors, net income decreased by $29.2 million, or 71.7%, to $11.5 million for the six months ended June 30, 2020 compared to $40.7 million for the six months ended June 30, 2019.

Expedited Freight - Six Months Ended June 30, 2020 compared to Six Months Ended June 30, 2019

The following table sets forth the historical financial data of our Expedited Freight segment for the six months ended June 30, 2020 and 2019 (in millions):

Expedited Freight Segment Information
(In millions)
(Unaudited)

	Six months ended
	June 30,	Percent of	June 30,	Percent of		Percent
	2020 [1]	Revenue	2019	Revenue	Change	Change
			(As Adjusted)
Operating revenue:
Network [2]	$286.2	58.5%	$333.8	69.7%	$(47.6)	(14.3)%
Truckload	89.4	18.3	96.3	20.1	(6.9)	(7.2)
Final Mile	101.2	20.7	34.7	7.2	66.5	191.6
Other	12.5	2.6	14.1	2.9	(1.6)	(11.3)
Total operating revenue	489.3	100.0	478.9	100.0	10.4	2.2

Operating expenses:
Purchased transportation	260.3	53.2	240.6	50.2	19.7	8.2
Salaries, wages and employee benefits	106.0	21.7	96.7	20.2	9.3	9.6
Operating leases	26.9	5.5	23.2	4.8	3.7	15.9
Depreciation and amortization	13.4	2.7	14.9	3.1	(1.5)	(10.1)
Insurance and claims	12.4	2.5	11.6	2.4	0.8	6.9
Fuel expense	3.5	0.7	5.2	1.1	(1.7)	(32.7)
Other operating expenses	39.9	8.2	37.6	7.9	2.3	6.1
Total operating expenses	462.4	94.5	429.8	89.7	32.6	7.6
Income from operations	$26.9	5.5%	$49.1	10.3%	$(22.2)	(45.2)%

[1] Includes revenues and operating expenses from the acquisition of FSA and Linn Star, which were acquired in April 2019 and January 2020, respectively. FSA results are partially included in the prior period. Linn Star results are not included in the prior period.

[2] Network revenue is comprised of all revenue, including linehaul, pickup and/or delivery, and fuel surcharge revenue, excluding accessorial, Truckload and Final Mile revenue

Note: Prior period balances have been adjusted to conform with the Company's revised segment reporting classification. See additional discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K and in Note 14, Segment Reporting, to our Consolidated Financial Statements.

Expedited Freight Operating Statistics

	Six months ended
	June 30,	June 30,	Percent
	2020	2019	Change
		(As Adjusted)
Business days	128	127	0.8%

Tonnage [1,2]
Total pounds	1,091,987	1,223,388	(10.7)
Pounds per day	8,531	9,633	(11.4)

Shipments [1,2]
Total shipments	1,849	1,944	(4.9)
Shipments per day	14.4	15.3	(5.6)

Weight per shipment	591	629	(6.0)

Revenue per hundredweight [3]	$26.76	$27.09	(1.2)
Revenue per hundredweight, ex fuel [3]	23.09	22.83	1.1

Revenue per shipment [3]	$155	173	(10.4)
Revenue per shipment, ex fuel [3]	133	146	(8.9)

Network revenue from door-to-door shipments as a percentage of network revenue [3,4]	46.9%	39.1%	19.9
Network gross margin [5]	52.1%	55.1%	(5.4)

1 In thousands
[2] Excludes accessorial, full Truckload and Final Mile products
[3] Includes intercompany revenue between the Network and Truckload revenue streams
[4] Door-to-door shipments include all shipments with a pickup and/or delivery
[5] Network revenue less Network purchased transportation as a percentage of Network revenue

Revenues
Expedited Freight operating revenue increased $10.4 million, or 2.2%, to $489.3 million from $478.9 million for the six months ended June 30, 2020. The increase was due to increased final mile revenue of $66.5 million, partially offset by decreases in network, truckload and other revenue. Final mile revenue increased primarily due to the acquisition of FSA in April 2019 and Linn Star in January 2020. Network revenue decreased $47.6 million due to a 10.7% decrease in tonnage, a 4.9% decrease in shipments and a 1.2% decrease in revenue per hundredweight over prior year. The decrease in tonnage and shipments was primarily due to the impact of COVID-19, discussed above. The decrease in revenue per hundredweight was due to decreased shipment size and rates. In addition, fuel surcharge revenue decreased $10.8 million, or 39.1%, due to declining fuel prices and decreased tonnage. Truckload revenue decreased by $6.9 million primarily due to a decrease in revenue per mile driven by rate pressures from both spot market and contract rate customers. Other revenue, which includes warehousing and terminal handling, decreased $1.6 million due to the lower linehaul tonnage and shipment counts

Purchased Transportation
Expedited Freight purchased transportation increased $19.7 million, or 8.2%, to $260.3 million for the six months ended June 30, 2020 from $240.6 million for the six months ended June 30, 2019. Purchased transportation was 53.2% of Expedited Freight operating revenue for the six months ended June 30, 2020 compared to 50.2% for the same period in 2019. Expedited Freight purchased transportation includes owner operators and third party carriers, while Company-employed drivers are included in salaries, wages and benefits. The increase in purchased transportation as a percentage of revenue was mostly due to an increase in final mile purchased transportation due to the acquisitions of FSA and Linn Star. This increase was partially offset by a 4.5% reduction in linehaul cost per mile due to increased utilization of owner-operators and Company-employed drivers over more costly third-party transportation providers.
Salaries, Wages, and Benefits
Expedited Freight salaries, wages and employee benefits increased by $9.3 million, or 9.6%, to $106.0 million for the six months ended June 30, 2020 from $96.7 million for the six months ended June 30, 2019.  Salaries, wages and employee benefits were 21.7% of Expedited Freight’s operating revenue for the six months ended June 30, 2020 compared to 20.2% for the same period in 2019.  The increase in expense was primarily due to a $12.3 million increase due to the acquisitions of FSA and Linn Star. An additional $2.1 million increase was primarily related to credits for group health insurance premiums received in the prior year. These increases were partially offset by cost-control measures implemented in response to COVID-19.
Operating Leases
Expedited Freight operating leases increased $3.7 million, or 15.9%, to $26.9 million for the six months ended June 30, 2020 from $23.2 million for the six months ended June 30, 2019.  Operating leases were 5.5% of Expedited Freight operating revenue for the six months ended June 30, 2020 compared to 4.8% for the same period in 2019. The increase in expense was primarily due to a $3.3 million increase in facility leases mostly from additional facilities acquired from FSA and Linn Star and a $0.7 million increase in tractor rentals and leases to correspond with increased Company-employed driver usage. These increases were partially offset by a $0.2 million decrease in trailer rentals and leases, as old leases were replaced with purchased trailers.
Depreciation and Amortization
Expedited Freight depreciation and amortization decreased $1.5 million, or 10.1%, to $13.4 million for the six months ended June 30, 2020 from $14.9 million for the six months ended June 30, 2019.  Depreciation and amortization was 2.7% of Expedited Freight operating revenue for the six months ended June 30, 2020 compared to 3.1% for the same period in 2019.  The decrease in expense was primarily due to a $3.4 million decrease in trailer depreciation for the six months ended June 30, 2020 compared to the same period in 2019 primarily related to extending the useful lives of its trailers from seven to ten years in the third quarter of 2019. See additional discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K. This decrease was partially offset by $1.6 million of increased amortization of acquired intangibles from the acquisitions of FSA and Linn Star.

Insurance and Claims
Expedited Freight insurance and claims increased $0.8 million, or 6.9%, to $12.4 million for the six months ended June 30, 2020 from $11.6 million for the six months ended June 30, 2019.  Insurance and claims were 2.5% of Expedited Freight operating revenue for the six months ended June 30, 2020 compared to 2.4% for the same period in 2019. The increase in expense was primarily attributable to an increase in vehicle insurance premiums, offset by favorable claims. See additional discussion over the consolidated increase in self-insurance reserves related to vehicle claims in the "Other operations" section below.
Fuel Expense
Expedited Freight fuel expense decreased $1.7 million, or 32.7%, to $3.5 million for the six months ended June 30, 2020 from $5.2 million for the six months ended June 30, 2019.  Fuel expense was 0.7% of Expedited Freight operating revenue for the six months ended June 30, 2020 compared to 1.1% for the same period in 2019.  Expedited Freight fuel expenses decreased due to lower fuel prices.
Other Operating Expenses
Expedited Freight other operating expenses increased $2.3 million, or 6.1%, to $39.9 million for the six months ended June 30, 2020 from $37.6 million for the six months ended June 30, 2019.  Other operating expenses were 8.2% of Expedited Freight operating revenue for the six months ended June 30, 2020 compared to 7.9% for the same period in 2019. Other operating expenses included equipment maintenance, terminal and office expenses, legal and professional fees and other over-the-road costs. The increase in expense was primarily attributable to a $4.1 million increase in parts costs for final mile installations and increased terminal and office expenses due to the acquisitions of FSA and Linn Star. These increases were partly offset by a $2.6 million decrease in the earn-out liability from the FSA acquisition due to the timing of expected new customer wins.
Income from Operations
Expedited Freight income from operations decreased $22.2 million, or 45.2%, to $26.9 million for the six months ended June 30, 2020 compared to $49.1 million for the six months ended June 30, 2019.  Income from operations was 5.5% of Expedited Freight operating revenue for the six months ended June 30, 2020 compared to 10.3% for the same period in 2019. The decrease in income from operations was primarily due to lower tonnage, shipments and revenue per hundredweight due to the impact of COVID-19. In addition, the decrease was due to additional costs from the acquisitions of FSA and Linn Star, as they continue to be integrated into the Expedited Freight segment. These margin deteriorations were partially offset by increased utilization of owner-operators over more costly third-party transportation providers.

Intermodal - Six Months Ended June 30, 2020 compared to Six Months Ended June 30, 2019

The following table sets forth the historical financial data of our Intermodal segment for the six months ended June 30, 2020 and 2019 (in millions):

Intermodal Segment Information
(In millions)
(Unaudited)

	Six months ended
	June 30,	Percent of	June 30,	Percent of		Percent
	2020 [1]	Revenue	2019	Revenue	Change	Change
Operating revenue	$98.9	100.0%	$104.6	100.0%	$(5.7)	(5.4)%

Operating expenses:
Purchased transportation	33.1	33.5	36.6	35.0	(3.5)	(9.6)
Salaries, wages and employee benefits	24.7	25.0	25.1	24.0	(0.4)	(1.6)
Operating leases	8.5	8.6	7.7	7.4	0.8	10.4
Depreciation and amortization	5.3	5.4	3.7	3.5	1.6	43.2
Insurance and claims	3.8	3.8	3.1	3.0	0.7	22.6
Fuel expense	3.0	3.0	3.4	3.3	(0.4)	(11.8)
Other operating expenses	12.4	12.5	13.6	13.0	(1.2)	(8.8)
Total operating expenses	90.8	91.8	93.2	89.1	(2.4)	(2.6)
Income from operations	$8.1	8.2%	$11.4	10.9%	$(3.3)	(28.9)%

[1] Includes revenues and operating expenses from the acquisition of OST, which was acquired in July 2019 (and is not included in the prior period)

Intermodal Operating Statistics

	Six months ended
	June 30,	June 30,	Percent
	2020	2019	Change
Drayage shipments	151,448	151,681	(0.2)%
Drayage revenue per shipment	$553	$598	(7.5)%
Number of locations	24	21	14.3%

Revenues

Intermodal operating revenue decreased $5.7 million, or 5.4%, to $98.9 million for the six months ended June 30, 2020 from $104.6 million for the same period in 2019. The decrease in operating revenue was primarily attributable to a 7.5% decrease in drayage revenue per shipment over prior year due in part to $3.3 million of lower rail storage revenue, decreased fuel surcharge revenue due to lower fuel prices and a decrease in linehaul shipments. These decreases were partially offset by a $1.5 million increase from per diem revenue.

Purchased Transportation

Intermodal purchased transportation decreased $3.5 million, or 9.6%, to $33.1 million for the six months ended June 30, 2020 from $36.6 million for the six months ended June 30, 2019.  Purchased transportation was 33.5% of Intermodal operating revenue for the six months ended June 30, 2020 compared to 35.0% for the same period in 2019.  Intermodal purchased transportation includes owner operators and third party carriers, while Company-employed drivers are included in salaries, wages and benefits. The decrease in Intermodal purchased transportation as a percentage of revenue was due to operating efficiencies and increased accessorial revenue over the prior year.

Salaries, Wages, and Benefits

Intermodal salaries, wages and employee benefits decreased $0.4 million, or 1.6%, to $24.7 million for the six months ended June 30, 2020 compared to $25.1 million for the six months ended June 30, 2019.  Salaries, wages and employee benefits were 25.0% of Intermodal operating revenue for the six months ended June 30, 2020 compared to 24.0% for the same period in 2019.
The decrease in expense was primarily due to cost-control measures in response to COVID-19.

Operating Leases

Intermodal operating leases increased $0.8 million, or 10.4%, to $8.5 million for the six months ended June 30, 2020 from $7.7 million for the six months ended June 30, 2019.  Operating leases were 8.6% of Intermodal operating revenue for the six months ended June 30, 2020 compared to 7.4% for the same period in 2019. The increase in expense was primarily due to a $0.4 million increase in tractor rentals and leases to correspond with increased Company-employed driver usage. Facility leases also increased $0.3 million mostly from additional facilities acquired from OST.

Depreciation and Amortization

Intermodal depreciation and amortization increased $1.6 million, or 43.2%, to $5.3 million for the six months ended June 30, 2020 from $3.7 million for the six months ended June 30, 2019.  Depreciation and amortization was 5.4% of Intermodal operating revenue for the six months ended June 30, 2020 compared to 3.5% for the same period in 2019. The increase in depreciation and amortization was due to a $1.2 million increase in depreciation of equipment partly due to the equipment acquired from OST. The increase was also attributable to a $0.4 million increase in amortization of acquired intangibles.

Insurance and Claims

Intermodal insurance and claims increased $0.7 million, or 22.6%, to $3.8 million for the six months ended June 30, 2020 from $3.1 million for the six months ended June 30, 2019.   Insurance and claims were 3.8% of Intermodal operating revenue for the six months ended June 30, 2020 compared to 3.0% for the same period in 2019. The increase in Intermodal insurance and claims was primarily due to an increase in insurance premiums. See additional discussion over the consolidated increase in self-insurance reserves related to vehicle claims in the "Other operations" section below.

Fuel Expense

Intermodal fuel expense decreased $0.4 million, or 11.8%, to $3.0 million for the six months ended June 30, 2020 from $3.4 million for the six months ended June 30, 2019. Fuel expense was 3.0% of Intermodal operating revenue for the six months ended June 30, 2020 compared to 3.3% for the same period in 2019.  Intermodal fuel expense decreased due to lower fuel prices.

Other Operating Expenses

Intermodal other operating expenses decreased $1.2 million, or 8.8%, to $12.4 million for the six months ended June 30, 2020 compared to $13.6 million for the six months ended June 30, 2019.  Other operating expenses were 12.5% of Intermodal operating revenue for the six months ended June 30, 2020 compared to 13.0% from the same period in 2019. The decrease in Intermodal other operating expenses was primarily due to strong cost controls and decreased per diem expenses, corresponding with the decrease in per diem revenue noted above. These decreases were slightly offset by a $0.2 million increase in bad debt reserves in part due to increased specific reserves related to customers negatively impacted by COVID-19

Income from Operations

Intermodal income from operations decreased by $3.3 million, or 28.9%, to $8.1 million for the six months ended June 30, 2020 compared to $11.4 million for the six months ended June 30, 2019.  Income from operations was 8.2% of Intermodal operating revenue for the six months ended June 30, 2020 compared to 10.9% for the same period in 2019. The deterioration in operating income was primarily attributable to losing leverage on fixed costs such as salaries, wages and benefits, operating leases, depreciation and amortization and insurance due to the impact of COVID-19.

Other Operations - Six Months Ended June 30, 2020 compared to Six Months Ended June 30, 2019

Other operating activity was a $5.3 million operating loss during the six months ended June 30, 2020 and a $7.7 million operating loss during the six months ended June 30, 2019. The six months ended June 30, 2020 included increased self-insurance reserves for vehicle and workers' compensation claims of $2.6 million and $0.5 million, respectively. These increases were primarily due to increases to our loss development factors for prior quarter claims. The remaining loss was primarily attributable to severance of $1.0 million, $0.5 million in share based compensation and $0.4 million of corporate costs previously allocated to the Pool Distribution segment that are not part of the discontinued operation. These costs represent corporate costs that will remain with the Company after the Pool Distribution business is divested.

The $7.7 million operating loss for the six months ended June 30, 2019 was primarily due to increased self-insurance reserves for vehicle and workers' compensation claims of $5.3 million and $0.2 million, respectively. The increase in vehicle liability reserves was primarily due to a $4.0 million vehicle claim reserve recorded in the second quarter of 2019 for pending vehicular claims. The remaining loss was attributed to $1.3 million in costs related to the CEO transition, including retention shares, and $0.8 million of corporate costs previously allocated to the Pool Distribution segment that are not part of the discontinued operation.

Critical Accounting Policies

Our unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”).  The preparation of financial statements in accordance with GAAP requires our management to make estimates and assumptions that affect the amounts reported in the unaudited consolidated financial statements and accompanying notes.  The Company’s critical accounting policies have not changed from those described under the caption “Discussion of Critical Accounting Policies” in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K with the exception of the presentation of Pool's assets and liabilities as held for sale in the Consolidated Balance Sheets and Pool's results of operations presented as discontinued operations in the Consolidated Statements of Comprehensive Income. For further discussion on for sale and discontinued operations, see “Note 4, Discontinued Operations and Held for Sale.

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

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital expenditures, with cash flows from operations and borrowings under our bank lines of credit. As discussed above, we have assessed the impact of COVID-19 on our liquidity and ability to access capital. To improve our financial flexibility, we executed a $75 million amendment to increase this line on April 16, 2020. In addition, we have deferred payroll and federal and state income tax payments as allowed by the CARES Act, which resulted in an approximately $5 million cash flow benefit for the second quarter of 2020 and is expected to result in an approximately $12 million cash flow benefit for 2020. This includes cash flow benefits for the Company as a whole, including cash flows related to discontinued operations. Note that payroll taxes may be deferred for all of 2020, while federal and state income tax payments were only permitted to be deferred for the second quarter of 2020 and were due and payable on or before July 15, 2020. In addition, we took advantage of employee retention credits as allowed by the CARES Act of $0.8 million, which primarily benefited our discontinued operations.

As of June 30, 2020, the Company had $80.9 million in cash, which is approximately four times its target cash levels. As a result, we do not believe we have had significant limitations on accessing capital despite the current environment. Further, the Company is in compliance with all debt covenants as of June 30, 2020. In addition, the Company’s accounts receivables are stable and there are no known collection issues from its key customers as of June 30, 2020. There are also no customer or vendor concentration risks for which the loss of the applicable relationship would have a significant impact to the Company's cash flows from operations. See additional discussion in Item 1A, Risk Factors.

Six Months Ended June 30, 2020 Cash Flows compared to Six Months Ended June 30, 2019 Cash Flows

Continuing Operations

Net cash provided by continuing operating activities was approximately $59.9 million for the six months ended June 30, 2020 compared to approximately $64.3 million for the six months ended June 30, 2019. The $4.3 million decrease in cash provided by continuing operating activities was mainly attributable to a $19.0 million decrease in continuing net earnings after consideration of non-cash items, partly offset by a $6.9 million improvement in the collection of receivables, a $5.2 million increase primarily due to the timing of prepaid insurance expense payments and a $1.8 million increase due to the timing of tax payments as discussed above.

Net cash used in continuing investing activities was approximately $69.2 million for the six months ended June 30, 2020 compared to approximately $40.2 million during the six months ended June 30, 2019. Continuing investing activities during the six months ended June 30, 2020 and 2019 included the acquisition of Linn Star for $55.9 million and FSA for $27.0 million, net of cash acquired, respectively. In addition the six months ended June 30, 2020 included net capital expenditures of $13.2 million, of which approximately $9.8 million related to an organic investment to expand the capacity of the Company's national hub in Columbus, Ohio (CMH), which the Company announced on July 27, 2020. The six months ended June 30, 2019 included net capital expenditures of $13.2 million primarily for new trailers, information technology and facility equipment.  The proceeds from disposal of property and equipment during the six months ended June 30, 2020 and 2019 were primarily from sales of older tractors and trailers.

Net cash provided by continuing financing activities was approximately $25.4 million for the six months ended June 30, 2020 compared to net cash used in continuing financing activities of $34.9 million for the six months ended June 30, 2019.  The $60.3 million increase in cash provided by continuing financing activities was attributable to a $55.0 million increase in borrowings on the revolving credit facility and a $23.4 million decrease in the repurchase of common stock. These increases are partly offset by a $10.7 million increase in distributions to a subsidiary (Pool Distribution), the $5.3 million payment on the FSA earn-out and a $1.8 million decrease in proceeds from share-based award activity.

Discontinued Operations

Net cash used in discontinued operating activities was approximately $4.7 million for the six months ended June 30, 2020 compared to net cash provided by discontinued operating activities was approximately $7.5 million for the six months ended June 30, 2019. The $12.2 million decrease in cash provided by discontinued operating activities was primarily attributable to a decrease in discontinued net earnings after consideration of non-cash items.

Net cash used in discontinued investing activities was approximately $0.6 million for the six months ended June 30, 2020 compared to approximately $2.1 million during the six months ended June 30, 2019 due to changes in net capital expenditures primarily for trailers and facility equipment. Proceeds from disposal of property and equipment during the six months ended June 30, 2020 and 2019 were primarily from sales of older tractors and trailers.

Net cash provided by discontinued financing activities was approximately $5.3 million for the six months ended June 30, 2020 compared to net cash used in discontinued financing activities of $5.4 million for the six months ended June 30, 2019.  The $10.7 million increase in cash provided by discontinued financing activities was attributable to contributions from a subsidiary as discussed above.

Credit Facility

See Note 7, Senior Credit Facility, to our Consolidated Financial Statements for a discussion of the senior credit facility.

Share Repurchases

See Note 12, Shareholders' Equity, to our Consolidated Financial Statements for a discussion of our share repurchases and dividends during the period.

Forward-Looking Statements

This report contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. In this Form 10-Q, forward-looking statements include, but are not limited to, any statements regarding the impact of the COVID-19 pandemic on our business, results of operations and financial condition, including the impacts on our LTL, Intermodal and Pool businesses, our ability to emerge as a stronger LTL competitor, our pursuit of new revenue opportunities and steps to bolster our liquidity; any projections of earnings, revenues, dividends, or other financial items or methods of interpretation or measurement; any statements of plans, strategies, and objectives of management for future operations, including, without limitation, future plans for the divesture of our Pool business; any statements regarding future performance; any statements regarding future insurance, claims and litigation and any associated estimates or projections; any statements concerning proposed or intended new services or developments and related integration costs; any statements regarding intended expansion through acquisition or greenfield start-ups; any statements regarding future economic conditions or performance based on our business strategy, including acquisitions; any statements related to our ESG and sustainability initiatives and operations; any statements regarding certain tax and accounting matters, including the impact on our financial statements; and any statements of belief and any statements of assumptions underlying any of the foregoing. Some forward-looking statements may be identified by use of such terms as “believes,” “anticipates,” “intends,” “plans,” “estimates,” “projects” or “expects.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The following is a list of factors, among others, that could cause actual results to differ materially from those contemplated by the forward-looking statements: economic factors such as recessions, inflation, higher interest rates and downturns in customer business cycles, the impact of the COVID-19 pandemic on our business, results of operations and financial condition, the creditworthiness of our customers and their ability to pay for services rendered, more limited liquidity than expected which limits our ability to make key investments, the availability and compensation of qualified independent owner-operators and freight handlers as well as contracted, third-party carriers needed to serve our customers’ transportation needs, the inability of our information systems to handle an increased volume of freight moving through our network, changes in fuel prices, our inability to maintain our historical growth rate because of a decreased volume of freight or decreased average revenue per pound of freight moving through our network, loss of a major customer, increasing competition and pricing pressure, our ability to secure terminal facilities in desirable locations at reasonable rates, our inability to successfully integrate acquisitions, claims for property damage, personal injuries or workers’ compensation, enforcement of and changes in governmental regulations, environmental and tax matters, insurance matters, the handling of hazardous materials and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2019. As a result of the foregoing, no assurance can be given as to future financial condition, cash flows or results of operations. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Changes in Internal Control

During the three months ended June 30, 2020, as part of the preparation of the discontinued operations and held for sale presentation in the consolidated financial statements, the Company implemented changes to internal controls to meet the related reporting and disclosure requirements. Management believes that these controls were effective as of June 30, 2020. There were no other changes in our internal control over financial reporting during the six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Furthermore, quarantines, shelter in place orders, labor shortages due to illness and otherwise, business and facility closures or other disruptions to our operations, or our customers’ operations, have also adversely impacted demand for our services and our ability to provide services to our customers. We have seen deterioration in volumes across all of our segments given that the freight we move is typically not considered “essential” under current regulatory orders. Further or extended stay at home orders or closures could have a material negative impact on our revenues and earnings. If demand for our services increases and we are unable to hire qualified personnel due to labor shortages and other impacts of the COVID-19 outbreak, we would be unable to fulfill the increased demand for our services which could negatively impact our ability to increase revenue, cause harm to our reputation and have a material adverse impact on our operating results.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Information regarding repurchases of our shares during the second quarter of 2020 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
April 1-30, 2020	—	$—	—	3,886,950
May 1-31, 2020	—	—	—	3,886,950
June 1-30, 2020	—	—	—	3,886,950
Total	—	$—	—	3,886,950

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

On July 28, 2020, the Company entered into an amended and restated consulting agreement with Matthew J. Jewell, one of its former executive officers, effective July 1, 2020 through December 31, 2020 unless earlier terminated (the “Consulting Agreement”). The Consulting Agreement amended and restated, in its entirety, a consulting agreement between Mr. Jewell and the Company dated June 14, 2020. The Consulting Agreement is automatically renewed for successive 30-day periods unless (i) either party provides written notice of non-renewal at least five days prior to the end of the expiring term or (ii) the Consulting Agreement has been earlier terminated. Pursuant to the Consulting Agreement, Mr. Jewell will provide certain consulting services to the Company and will receive a monthly fee of $20,000. Additionally, the Company will pay Mr. Jewell an acquisition fee in accordance with the terms and conditions set forth in the Consulting Agreement. Mr. Jewell will continue to be subject to the restrictive covenants set forth in his existing Participation and Restrictive Covenants Agreement, dated May 31, 2019, until the later of (i) June 30, 2021 or (ii) six months following the end of the consulting period. Pursuant to the Consulting Agreement, the time period for Mr. Jewell to exercise his vested stock options shall extend to the earlier of (i) the termination of the Consulting Agreement or (ii) the original term of each vested stock option as provided in the applicable stock option agreement; provided, however, that in no event will the exercise period for any vested stock option expire prior to September 28, 2020.

Item 6.	Exhibits.

In accordance with SEC Release No. 33-8212, Exhibits 32.1 and 32.2 are to be treated as “accompanying” this report rather than “filed” as part of the report.

No.	Exhibit
3.1
Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999 (File No. 0-22490))

3.2
Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Commission on July 31, 2017 (File No. 0-22490))

10.1
First Amendment dated April 16, 2020 to Credit Agreement dated September 29, 2017 by and among Forward Air Corporation and Forward Air, Inc., as borrowers, certain subsidiaries of the borrowers as guarantors, Bank of America, N.A., as administrative agent and lender, U.S. Bank National Association, as lender, and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 1, 2020 (File No. 0-22490))

10.2	Amended and Restated Consulting Agreement effective July 28, 2020, between Forward Air Corporation and Matthew J. Jewell
31.1	Certification of Chief Executive Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
31.2	Certification of Chief Financial Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive File (formatted in Inline XBRL and contained in Exhibit 101).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Forward Air Corporation
Date: July 31, 2020	By:	/s/ Michael J. Morris
Michael J. Morris Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)

Forward Air Corporation
Date: July 31, 2020	By:	/s/ Christina W. Bottomley
Christina W. Bottomley Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer and Duly Authorized Officer)