Form 10-Q
period 2020-09-30
FORWARD AIR CORP
filed 2020-10-30
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020
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

 The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of October 27, 2020 was 27,507,750.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited).

Forward Air Corporation
Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)
(Unaudited)
	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$42,990	$64,749
Accounts receivable, less allowance of $2,448 in 2020 and $2,053 in 2019	153,070	136,214
Other current assets	22,062	20,403
Current assets held for sale	16,925	14,952
Total current assets	235,047	236,318

Property and equipment	379,306	373,571
Less accumulated depreciation and amortization	189,042	180,815
Total property and equipment, net	190,264	192,756
Operating lease right-of-use assets	115,551	105,170
Goodwill and other acquired intangibles:
Goodwill	240,933	215,699
Other acquired intangibles, net of accumulated amortization of $89,540 in 2020 and $79,250 in 2019	145,086	124,857
Total goodwill and other acquired intangibles, net	386,019	340,556
Other assets	43,266	39,374
Noncurrent assets held for sale	78,063	76,704
Total assets	$1,048,210	$990,878

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$32,581	$25,411
Accrued expenses	52,454	44,154
Other current liabilities	4,277	5,318
Current portion of debt and finance lease obligations	1,557	1,421
Current portion of operating lease obligations	40,258	35,886
Current liabilities held for sale	26,006	24,974
Total current liabilities	157,133	137,164

Debt and finance lease obligations, less current portion	116,583	72,249
Operating lease obligations, less current portion	76,003	69,678
Other long-term liabilities	61,536	56,448
Deferred income taxes	45,532	41,214
Noncurrent liabilities held for sale	39,227	36,943

Shareholders’ equity:
Preferred stock	—	—
Common stock, $0.01 par value: Authorized shares - 50,000,000, Issued and outstanding shares - 27,258,493 in 2020 and 27,850,233 in 2019	273	279
Additional paid-in capital	237,497	226,869
Retained earnings	314,426	350,034
Total shareholders’ equity	552,196	577,182
Total liabilities and shareholders’ equity	$1,048,210	$990,878

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Consolidated Statements of Comprehensive Income
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Operating revenue	$331,997	$313,683	$919,232	$895,531

Operating expenses:
Purchased transportation	173,054	150,296	465,721	426,283
Salaries, wages and employee benefits	66,927	68,532	200,258	192,330
Operating leases	17,327	15,860	52,598	46,861
Depreciation and amortization	9,172	9,016	27,919	27,531
Insurance and claims	8,671	9,532	26,437	29,276
Fuel expense	2,715	4,637	9,247	13,219
Other operating expenses	30,621	26,624	83,854	78,071
Total operating expenses	308,487	284,497	866,034	813,571
Income from continuing operations	23,510	29,186	53,198	81,960

Other expense:
Interest expense	(1,304)	(761)	(3,355)	(1,917)
Other, net	—	1	—	(1)
Total other expense	(1,304)	(760)	(3,355)	(1,918)
Income before income taxes	22,206	28,426	49,843	80,042
Income tax expense	5,214	7,372	12,209	20,055
Net income from continuing operations	16,992	21,054	37,634	59,987
(Loss) income from discontinued operations, net of tax	(345)	1,141	(9,458)	2,945
Net income and comprehensive income	$16,647	$22,195	$28,176	$62,932

Basic net income (loss) per share:
Continuing operations	$0.61	$0.74	$1.35	$2.10
Discontinued operations	(0.01)	0.04	(0.34)	0.10
Net income per share	$0.60	$0.78	$1.01	$2.20

Diluted net income (loss) per share:
Continuing operations	$0.61	$0.74	$1.35	$2.09
Discontinued operations	(0.01)	0.04	(0.34)	0.10
Net income per share	$0.60	$0.78	$1.01	$2.19

Dividends per share:	$0.18	$0.18	$0.54	$0.54

The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Nine months ended
	September 30, 2020	September 30, 2019

Operating activities:
Net income from continuing operations	$37,634	$59,987
Adjustments to reconcile net income of continuing operations to net cash provided by operating activities of continuing operations
Depreciation and amortization	27,919	27,531
Change in fair value of earn-out liability	(2,209)	890
Share-based compensation	7,852	8,536
Loss on disposal of property and equipment, net	108	781
Provision for loss on receivables	606	819
Provision for revenue adjustments	2,972	2,239
Deferred income tax expense	4,317	5,881
Changes in operating assets and liabilities
Accounts receivable	(20,436)	(3,778)
Prepaid expenses and other current assets	(173)	(4,380)
Income taxes	1,426	(2,557)
Accounts payable and accrued expenses	20,477	11,876
Net cash provided by operating activities of continuing operations	80,493	107,825

Investing activities:
Proceeds from disposal of property and equipment	1,415	1,693
Purchases of property and equipment	(16,439)	(23,240)
Acquisition of business, net of cash acquired	(55,931)	(39,000)
Net cash used in investing activities of continuing operations	(70,955)	(60,547)

Financing activities:
Payments of finance lease obligations	(529)	(528)
Proceeds from senior credit facility	65,000	20,000
Payments on senior credit facility	(20,000)	—
Payments on earn-out liability	(5,284)	—
Proceeds from exercise of stock options	1,901	2,063
Payments of cash dividends	(15,090)	(15,421)
Repurchase of common stock (repurchase program)	(45,248)	(47,906)
Proceeds from common stock issued under employee stock purchase plan	294	261
Cash settlement of share-based awards for tax withholdings	(3,444)	(3,032)
(Distributions to) contributions from subsidiary held for sale	(8,897)	6,452
Net cash used in financing activities from continuing operations	(31,297)	(38,111)
Net (decrease) increase in cash of continuing operations	(21,759)	9,167

Cash from discontinued operations:
Cash (used in) provided by operating activities of discontinued operations, net	(8,090)	9,906
Cash used in investing activities of discontinued operations, net	(807)	(3,454)
Cash provided by (used in) financing activities of discontinued operations, net	8,897	(6,452)
Net (decrease) increase in cash	(21,759)	9,167
Cash at beginning of period of continuing operations	64,749	25,657
Cash at beginning of period of discontinued operations/held for sale	—	—
Net (decrease) increase in cash	(21,759)	9,167
Less: cash at end of period of discontinued operations/held for sale	—	—
Cash at end of period of continuing operations	$42,990	$34,824
 The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Consolidated Statements of Shareholders' Equity
(In thousands)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2019	27,850	$279	$226,869	$350,034	$577,182
Net income and comprehensive income	—	—	—	8,375	8,375
Share-based compensation	—	—	3,266	—	3,266
Dividends ($0.18 per share)	—	—	2	(5,052)	(5,050)
Cash settlement of share-based awards for tax withholdings	(42)	—	—	(2,672)	(2,672)
Share repurchases	(268)	(3)	—	(15,256)	(15,259)
Vesting of previously non-vested shares	139	1	(2)	—	(1)
Balance at March 31, 2020	27,679	$277	$230,135	$335,429	$565,841
Net income and comprehensive income	—	—	—	3,155	3,155
Common stock issued under employee stock purchase plan	7	—	295	—	295
Share-based compensation	—	—	2,654	—	2,654
Dividends ($0.18 per share)	—	—	3	(5,042)	(5,039)
Cash settlement of share-based awards for tax withholdings	(13)	—	—	(613)	(613)
Vesting of previously non-vested shares	56	—	(1)	—	(1)
Balance at June 30, 2020	27,729	$277	$233,086	$332,929	$566,292
Net income and comprehensive income	—	—	—	16,647	16,647
Exercise of stock options	42	1	1,901	—	1,902
Share-based compensation	—	—	2,507	—	2,507
Dividends ($0.18 per share)	—	—	3	(5,008)	(5,005)
Cash settlement of share-based awards for tax withholdings	(3)	—	—	(158)	(158)
Share repurchases	(519)	(5)	—	(29,984)	(29,989)
Vesting of previously non-vested shares	9	—	—	—	—
Balance at September 30, 2020	27,258	273	237,497	314,426	552,196

Forward Air Corporation
Consolidated Statements of Shareholders' Equity, continued
(In thousands, except share data)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders' Equity
	Shares	Amount
Balance at December 31, 2018	28,535	$285	$210,296	$342,663	$553,244
Net income and comprehensive income	—	—	—	18,407	18,407
Other	—	2	—	—	2
Exercise of stock options	18	—	830	—	830
Share-based compensation	—	—	3,047	—	3,047
Dividends ($0.18 per share)	—	—	1	(5,190)	(5,189)
Cash settlement of share-based awards for tax withholdings	(44)	(1)	—	(2,720)	(2,721)
Share repurchases	(230)	(2)	—	(14,179)	(14,181)
Vesting of previously non-vested shares	136	—	—	—	—
Balance at March 31, 2019	28,415	$284	$214,174	$338,981	$553,439
Net income and comprehensive income	—	—	—	22,330	22,330
Other	—	—	(2)	(2)	(4)
Exercise of stock options	10	—	448	—	448
Common stock issued under employee stock purchase plan	5	—	261	—	261
Share-based compensation	—	—	3,197	—	3,197
Dividends ($0.18 per share)	—	—	2	(5,146)	(5,144)
Cash settlement of share-based awards for tax withholdings	(1)	—	—	(49)	(49)
Share repurchases	(407)	(4)	—	(24,432)	(24,436)
Vesting of previously non-vested shares	18	—	—	—	—
Balance at June 30, 2019	28,040	$280	$218,080	$331,682	$550,042
Net income and comprehensive income	—	—	—	22,195	22,195
Exercise of stock options	17	—	785	—	785
Share-based compensation	—	—	2,762	—	2,762
Dividends ($0.18 per share)	—	—	2	(5,090)	(5,088)
Cash settlement of share-based awards for tax withholdings	(4)	—	—	(262)	(262)
Share repurchases	(152)	(1)	—	(9,288)	(9,289)
Vesting of previously non-vested shares	14	—	—	—	—
Balance at September 30, 2019	27,915	279	221,629	339,237	561,145
The accompanying notes are an integral part of the financial statements.

Forward Air Corporation
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
September 30, 2020

1.    Description of Business and Basis of Presentation

Basis of Presentation and Principles of Consolidation

Forward Air Corporation ("the Company", "We", "Our") is a leading asset-light freight and logistics company. Prior to the Company’s Board of Directors’ (the "Board") approval of a strategy to divest the Company's Pool Distribution business (“Pool”), its services were classified into three principal reportable segments: Expedited Freight, Intermodal and Pool. As a result of the decision to divest Pool, which has been classified as a discontinued operation, the Company now has two principal reportable segments: Expedited Freight and Intermodal (see Note 14, Segment Reporting). See Note 4, Discontinued Operations and Held for Sale, for additional information regarding the decision to divest Pool.
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

Pool, which has been classified as a discontinued operation, provides high-frequency handling and distribution of time sensitive product to numerous destinations within a specific geographic region. Pool offers this service throughout the Mid-Atlantic, Southeast, Midwest and Southwest United States.

The accompanying unaudited consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and notes required by United States generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The Company’s operating results are subject to seasonal trends (as described in the Company's 2019 Form 10-K) when measured on a quarterly basis; therefore operating results for the nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. For further information, refer to the consolidated financial statements and notes thereto included in the Forward Air Corporation Annual Report on Form 10-K for the year ended December 31, 2019.

The accompanying unaudited consolidated financial statements of the Company include Forward Air Corporation and its subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation. Certain reclassifications have been made to the prior period financial information to conform to the current year presentation.

Discontinued Operations

On April 23, 2020, the Board approved a strategy to divest Pool within the next year and accordingly, has been classified as assets held for sale as of September 30, 2020 and for all prior periods presented. Pool assets and liabilities are reflected as “Assets and liabilities held for sale” on the Consolidated Balance Sheets in this report. In addition, the results of operations for Pool have been presented in this report as discontinued operations. Amounts for all periods discussed below reflect the results of operations, financial condition and cash flows from Forward Air’s continuing operations, unless otherwise noted. See Note 4, Discontinued Operations and Held for Sale.

Forward Air Corporation
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
September 30, 2020

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

Excluding Pool, the Company's revenue from contracts with customers is disclosed within two reportable segments: Expedited Freight and Intermodal. This is consistent with disclosures in earnings releases and annual reports and with the information regularly reviewed by the Chief Operating Decision Maker ("CODM") for evaluating financial performance. See additional discussion in Note 14, Segment Reporting.

Forward Air Corporation
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
September 30, 2020
4.    Discontinued Operations and Held for Sale

On April 23, 2020, the Board approved a strategy to divest Pool within the next year. Accordingly, Pool has been classified as assets held for sale as of September 30, 2020 and for all prior periods presented. Pool assets and liabilities are reflected as “Assets and liabilities held for sale” on the Consolidated Balance Sheets in this report. In addition, the results of operations for Pool have been presented in this report as discontinued operations.
Upon meeting the assets held for sale criteria and during its annual goodwill impairment analysis, the Company evaluated whether Pool's estimated fair value, less costs to sell, exceeded the carrying value of its assets and liabilities. As a result of that assessment, we determined that the fair value of Pool exceeded its carrying value by approximately 5%. In addition, during the three months ended September 30, 2020, no indicators of goodwill impairment were identified, and the Company believes the fair value of Pool exceeds its carrying value.
The results of Pool were previously included in its own segment. The Company will continue to have two reporting segments: Expedited Freight and Intermodal, which is consistent with the way the CODM reviews operating results and makes resource decisions (See Note 14, Segment Reporting). Certain corporate overhead and other costs previously allocated to Pool for segment reporting purposes did not qualify for classification within discontinued operations and have been reallocated to continuing operations. These costs have been reclassified to the eliminations and other column in the segment reconciliation that appears in Note 14, Segment Reporting.

Forward Air Corporation
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
September 30, 2020
Summarized Held for Sale and Discontinued Operations Financial Information

The following table provides a reconciliation of the carrying amounts of major classes of assets and liabilities which are included in assets and liabilities held for sale in the accompanying Consolidated Balance Sheets as of each of the periods presented below:

	September 30, 2020	December 31, 2019
Assets
Current assets:
Accounts receivable, less allowance of $108 in 2020 and $49 in 2019	$16,164	$13,983
Other current assets	761	969
Total current assets held for sale	$16,925	$14,952

Property and equipment	$51,199	$53,166
Less accumulated depreciation and amortization	31,480	32,891
Total property and equipment, net	19,719	20,275
Operating lease right-of-use assets	47,568	46,487
Goodwill and other acquired intangibles:
Goodwill	5,406	5,406
Other acquired intangibles, net of accumulated amortization of $12,679 in 2020 and $12,359 in 2019	2,621	2,941
Total goodwill and other acquired intangibles, net	8,027	8,347
Other assets	2,749	1,595
Total noncurrent assets held for sale	$78,063	$76,704

Liabilities
Current liabilities:
Accounts payable	$3,501	$4,575
Accrued expenses	5,720	5,668
Other current liabilities	—	2
Current portion of operating lease obligations	16,785	14,729
Total current liabilities held for sale	$26,006	$24,974

Operating lease obligations, less current portion	$30,851	$31,847
Other long-term liabilities	4,192	2,368
Deferred income taxes	4,184	2,728
Total noncurrent liabilities held for sale	$39,227	$36,943

Forward Air Corporation
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
September 30, 2020

The following table summarizes the results of operations classified as discontinued operations, net of tax, in the Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2020 and 2019:

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Operating revenue	$37,521	$47,980	$88,447	$133,359

Operating expenses:
Purchased transportation	8,700	13,310	21,383	36,461
Salaries, wages and employee benefits	17,012	18,727	42,519	51,569
Operating leases	5,304	4,661	15,950	13,159
Depreciation and amortization	—	1,512	1,657	4,505
Insurance and claims	1,525	1,398	4,538	4,254
Fuel expense	1,045	1,468	2,785	4,423
Other operating expenses	4,467	5,401	12,309	14,975
Total operating expenses	38,053	46,477	101,141	129,346
(Loss) income from discontinued operations before income taxes	(532)	1,503	(12,694)	4,013
Income tax (benefit) expense	(187)	362	(3,236)	1,068
(Loss) income from discontinued operations, net of tax	$(345)	$1,141	$(9,458)	$2,945

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

Forward Air Corporation
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
September 30, 2020
The initial weighted average assumptions used in the Monte Carlo simulation are summarized in the following table:

	FSA Earn-out
	April 21, 2019	December 31, 2019	September 30, 2020
Risk-free rate	2.9%	2.2%	2.0%
Revenue discount rate	4.4%	4.4%	3.2%
Revenue volatility	3.0%	5.0%	7.0%

In June 2020, the Company paid the first period earn-out payment of $5,284; the second and final payment is expected to be paid in the second quarter of 2021. During the three months ended September 30, 2020, the earn-out fair value increased $493 to $4,277, which is classified as a current liability. The change in fair value is included in other operating expenses and is based on changes in expected cash flows and expected new business wins.

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
September 30, 2020
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
September 30, 2020
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

In evaluating whether events or changes in circumstances indicate that an interim impairment assessment is required, management considers if there were any indicators that exist that may impair the carrying value of the Company’s goodwill. During the three months ended September 30, 2020, no indicators of goodwill impairment were identified and an interim impairment test was not required as the Company does not believe it is more likely than not that the carrying value of any of its reporting units exceeds its fair value.

The following is a summary of the Company's goodwill as of September 30, 2020. Approximately $161,789 of goodwill is deductible for tax purposes.

	Beginning balance, December 31, 2019	Linn Star Acquisition	Ending balance, September 30, 2020
Expedited LTL
Goodwill	$97,593	$—	$97,593
Accumulated Impairment	—	—	—

Truckload
Goodwill	45,164	—	45,164
Accumulated Impairment	(25,686)	—	(25,686)

Final Mile
Goodwill	19,963	25,234	45,197
Accumulated Impairment	—	—	—

Intermodal
Goodwill	78,665	—	78,665
Accumulated Impairment	—	—	—

Total
Goodwill	241,385	25,234	266,619
Accumulated Impairment	(25,686)	—	(25,686)
	$215,699	$25,234	$240,933
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

During the three months ended September 30, 2020, the Company determined no indicators of an impairment existed and all of its assets were recoverable. As such, no impairments to the Company's long-lived assets were identified.

Forward Air Corporation
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
September 30, 2020
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

Employee Activity - Stock Options

Stock option grants to employees generally expire seven years from the grant date and typically vest ratably over a three-year period.  All forfeitures were recognized as they occurred. The Company used the Black-Scholes option-pricing model to estimate the grant-date fair value of options granted.  On a continuing basis, there were no options granted during the nine months ended September 30, 2019. Further, there were no options granted to employees of the Company's discontinued operations during the nine months ended September 30, 2020 or 2019. The weighted-average fair value of options granted and assumptions used to estimate their fair value during the nine months ended September 30, 2020 were as follows (on a continuing basis):

Nine months ended
September 30, 2020
Expected dividend yield	1.1%
Expected stock price volatility	24.1%
Weighted average risk-free interest rate	1.5%
Expected life of options (years)	5.9
Weighted average grant date fair value	$15

The following tables summarize the Company’s employee stock option activity and related information on a continuing basis:

	Nine months ended September 30, 2020
				Weighted-
		Weighted-		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Options	Price	Value	Term
Outstanding at December 31, 2019	417	$53
Granted	36	66
Exercised	(42)	46
Forfeited	(4)	60
Outstanding at September 30, 2020	407	$55	$(133)	3.8
Exercisable at September 30, 2020	311	$53	$682	3.4

Forward Air Corporation
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
September 30, 2020

	Nine months ended
	September 30, 2020	September 30, 2019
Share-based compensation for options	$869	$1,178
Tax benefit for option compensation	$225	$304
Unrecognized compensation cost for options	$1,065	$1,846
Weighted average period over which unrecognized compensation will be recognized (years)	1.4

The following tables summarize the Company’s employee stock option activity and related information on a discontinued basis:

Nine months ended September 30, 2020
Weighted-
		Weighted-		Average
		Average	Aggregate	Remaining
		Exercise	Intrinsic	Contractual
	Options	Price	Value	Term
Outstanding at December 31, 2019	14	$52
Granted	—	—
Exercised	—	—
Forfeited	—	—
Outstanding at September 30, 2020	14	$52	$37	3.0
Exercisable at September 30, 2020	12	$52	$41	2.9

	Nine months ended
	September 30, 2020	September 30, 2019
Share-based compensation for options	$16	$31
Tax benefit for option compensation	$4	$8
Unrecognized compensation cost for options	$6	$32
Weighted average period over which unrecognized compensation will be recognized (years)	0.4

Employee Activity - Non-vested Shares

The fair value of non-vested shares issued was estimated using the closing market prices for the business day of the grant. The share-based compensation for the non-vested shares is recognized ratably over the requisite service period or vesting period, which is a three-year period.  All forfeitures were recognized as they occurred.

The following tables summarize the Company’s employee non-vested share activity and related information on a continuing basis:

Forward Air Corporation
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
September 30, 2020

	Nine months ended September 30, 2020
		Weighted-
		Average	Aggregate
	Non-vested	Grant Date	Grant Date
	Shares	Fair Value	Fair Value
Outstanding and non-vested at December 31, 2019	264	$58
Granted	114	66
Vested	(149)	57
Forfeited	(16)	62
Outstanding and non-vested at September 30, 2020	213	$63	$13,409

	Nine months ended
	September 30, 2020	September 30, 2019
Share-based compensation for non-vested shares	$5,416	$5,934
Tax benefit for non-vested share compensation	$1,399	$1,510
Unrecognized compensation cost for non-vested shares	$9,397	$10,243
Weighted average period over which unrecognized compensation will be recognized (years)	1.9

The following tables summarize the Company’s employee non-vested share activity and related information on a discontinued basis:

	Nine months ended September 30, 2020
		Weighted-
		Average	Aggregate
	Non-vested	Grant Date	Grant Date
	Shares	Fair Value	Fair Value
Outstanding and non-vested at December 31, 2019	13	$58
Granted	6	63
Vested	(8)	58
Forfeited	—	—
Outstanding and non-vested at September 30, 2020	11	$61	$678

	Nine months ended
	September 30, 2020	September 30, 2019
Share-based compensation for non-vested shares	$282	$276
Tax benefit for non-vested share compensation	$73	$71
Unrecognized compensation cost for non-vested shares	$471	$462
Weighted average period over which unrecognized compensation will be recognized (years)	1.9

Forward Air Corporation
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
September 30, 2020

Employee Activity - Performance Shares

The Company annually grants performance shares to key employees.  Under the terms of the performance share agreements, following the end of a three-year performance period, the Company may issue to these employees a calculated number of common stock shares if certain performance targets are met. For shares granted during the three and nine months ended September 30, 2020 and 2019, 50% of the performance share issuances will be based on meeting three-year earnings before interest, taxes, depreciation and amortization ("EBITDA") per share targets and the remaining 50% of the performance share issuances will be based on the three-year performance of the Company’s total shareholder return ("TSR") as compared to the TSR of a selected peer group. All forfeitures were recognized as they occurred.

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

	Nine months ended
	September 30, 2020	September 30, 2019
Expected stock price volatility	23.5%	23.4%
Weighted average risk-free interest rate	1.4%	2.5%

The following tables summarize the Company’s employee performance share activity, assuming median share awards, and related information on a continuing basis:

	Nine months ended September 30, 2020
		Weighted-
		Average	Aggregate
	Performance	Grant Date	Grant Date
	Shares	Fair Value	Fair Value
Outstanding and non-vested at December 31, 2019	58	$62
Granted	38	69
Additional shares awarded based on performance	13	51
Vested	(33)	51
Forfeited	(11)	66
Outstanding and non-vested at September 30, 2020	65	$68	$4,425

Forward Air Corporation
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
September 30, 2020

	Nine months ended
	September 30, 2020	September 30, 2019
Share-based compensation for performance shares	$1,007	$767
Tax benefit for performance share compensation	$260	$198
Unrecognized compensation cost for performance shares	$2,466	$1,766
Weighted average period over which unrecognized compensation will be recognized (years)	2.1

The following tables summarize the Company’s employee performance share activity, assuming median share awards, and related information on a discontinued basis:

	Nine months ended September 30, 2020
		Weighted-
		Average	Aggregate
	Performance	Grant Date	Grant Date
	Shares	Fair Value	Fair Value
Outstanding and non-vested at December 31, 2019	4	$62
Granted	2	69
Additional shares awarded based on performance	1	51
Vested	(2)	51
Forfeited	—	—
Outstanding and non-vested at September 30, 2020	5	$66	$275

	Nine months ended
	September 30, 2020	September 30, 2019
Share-based compensation for performance shares	$62	$54
Tax benefit for performance share compensation	$16	$14
Unrecognized compensation cost for performance shares	$142	$118
Weighted average period over which unrecognized compensation will be recognized (years)	1.9

Employee Activity – Employee Stock Purchase Plan

Under the 2005 Employee Stock Purchase Plan (the “ESPP”), which has been approved by shareholders, the Company is authorized to issue up to a remaining 344 shares of common stock to employees of the Company. These shares may be issued at a price equal to 90% of the lesser of the market value on the first day or the last day of each six-month purchase period. Common stock purchases are paid for through periodic payroll deductions and/or up to two large lump sum contributions.

The following table summarizes the Company's employee stock purchase activity and related information on a continuing basis:

Forward Air Corporation
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
September 30, 2020

	Nine months ended
	September 30, 2020	September 30, 2019
Shares purchased by participants under plan	6	4
Average purchase price	$45	$49
Weighted-average fair value of each purchase right under the ESPP granted ¹	$5	$10
Share-based compensation for ESPP shares	$30	$46

¹ Equal to the discount from the market value of the common stock at the end of each six month purchase period

The following table summarizes the Company's employee stock purchase activity and related information on a discontinued basis:

	Nine months ended
	September 30, 2020	September 30, 2019
Shares purchased by participants under plan	1	1
Average purchase price	$45	$49
Weighted-average fair value of each purchase right under the ESPP granted ¹	$5	$10
Share-based compensation for ESPP shares	$3	$6

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

In May 2016, with the approval of shareholders, the Company further amended the Amended Plan to reserve for issuance an additional 160 common shares, increasing the total number of reserved common shares under the Amended Plan to 360. As of September 30, 2020, there were approximately 92 shares remaining available for grant. There were no shares granted to non-employee directors classified as discontinued operations in any period.

The following tables summarize the Company’s non-employee non-vested share activity and related information on a continuing basis:

Forward Air Corporation
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
September 30, 2020

	Nine months ended September 30, 2020
		Weighted-
		Average	Aggregate
	Non-vested	Grant Date	Grant Date
	Shares	Fair Value	Fair Value
Outstanding and non-vested at December 31, 2019	16	$62
Granted	24	43
Vested	(16)	62
Forfeited	—	—
Outstanding and non-vested at September 30, 2020	24	$43	$1,035

	Nine months ended
	September 30, 2020	September 30, 2019
Share-based compensation for non-vested shares	$766	$714
Tax benefit for non-vested share compensation	$198	$184
Unrecognized compensation cost for non-vested shares	$636	$554
Weighted average period over which unrecognized compensation will be recognized (years)	0.6

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

Unless the Company elects otherwise under the credit agreement, interest on borrowings under the Facility will be at the base interest rate (which cannot be less than 3.00%) and will be the highest of (a) the federal funds rate (which cannot be less than 0.00%) plus 0.50%, (b) the administrative agent's prime rate and (c) the LIBOR Rate (which cannot be less than 1.00%) plus 1.00% and, in each case, a margin for LIBOR Rate Loans and Letter of Credit Fees that can range from 1.25% to 1.75% with respect to the Facility depending on the Company’s ratio of consolidated funded indebtedness to earnings before interest, taxes, depreciation and amortization, as set forth in the credit agreement. Payments of interest for each loan that is based on the LIBOR Rate are due in arrears on the last day of the interest period applicable to such loan (with interest periods of one, two or three months being available, at the Company’s option). Payments of interest on loans that are not based on the LIBOR Rate are due on the last day of each quarter ended March 31, June 30, September 30 and December 31 of each year. All unpaid amounts of principal and interest are due at maturity.

As of September 30, 2020, the Company had $112,500 in borrowings outstanding under the revolving credit facility, $15,367 utilized for outstanding letters of credit and $97,133 of available borrowing capacity under the revolving credit facility.  The interest rate on the outstanding borrowing under the revolving credit facility was 3.27% as of September 30, 2020.

Forward Air Corporation
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
September 30, 2020
The Facility contains customary events of default including, among other things, payment defaults, breach of covenants, cross acceleration to material indebtedness, bankruptcy-related defaults, material judgment defaults, and the occurrence of certain change of control events. The occurrence of an event of default may result in, among other things, the termination of the Facilities, acceleration of repayment obligations and the exercise of remedies by the lenders with respect to the Company and its subsidiaries that are party to the Facility. The Facility also contains financial covenants and other covenants that, among other things, restrict the ability of the Company and its subsidiaries, without the approval of the required lenders, to engage in certain mergers, consolidations, asset sales, dividends and stock repurchases, investments, and other transactions or to incur liens or indebtedness in excess of agreed thresholds, as set forth in the credit agreement. As of September 30, 2020, the Company was in compliance with the aforementioned covenants.

8.    Net Income Per Share

The following table sets forth the computation of basic and diluted net income per share:

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019
Numerator:
Net income and comprehensive income from continuing operations	$16,992	$21,054	$37,634	$59,987
Net (loss) income and comprehensive (loss) income from discontinued operations	(345)	1,141	(9,458)	2,945
Net income attributable to Forward Air shareholders	$16,647	$22,195	$28,176	$62,932

Income allocated to participating securities	(150)	(236)	(184)	(696)

Numerator for basic and diluted net income per share for continuing operations	$16,842	$20,818	$37,450	$59,291
Numerator for basic and diluted net (loss) income per share for discontinued operations	$(345)	$1,141	$(9,458)	$2,945

Denominator:
Denominator for basic income per share - weighted-average shares	27,559	27,981	27,732	28,286
Effect of dilutive stock options	32	74	34	76
Effect of dilutive performance shares	15	27	23	31
Denominator for diluted income per share - adjusted weighted-average shares	27,606	28,082	27,789	28,393

Basic net income (loss) per share:
Continuing operations	$0.61	$0.74	$1.35	$2.10
Discontinued operations	(0.01)	0.04	(0.34)	0.10
Net income per share	$0.60	$0.78	$1.01	$2.20

Diluted net income (loss) per share:
Continuing operations	$0.61	$0.74	$1.35	$2.09
Discontinued operations	(0.01)	0.04	(0.34)	0.10
Net income per share	$0.60	$0.78	$1.01	$2.19

Forward Air Corporation
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
September 30, 2020

The number of instruments that could potentially dilute net income per basic share in the future, but that were not included in the computation of net income per diluted share because to do so would have been anti-dilutive for the periods presented, are as follows:

	September 30, 2020	September 30, 2019
Anti-dilutive stock options	219	188
Anti-dilutive performance shares	31	—
Anti-dilutive non-vested shares and deferred stock units	100	—
Total anti-dilutive shares	350	188

9.    Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states and Canada. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2012.

For the nine months ended September 30, 2020 and 2019, the effective income tax rates varied from the statutory federal income tax rate of 21.0%, primarily as a result of the effect of state income taxes, net of the federal benefit, and permanent differences between book and tax net income. The combined federal and state effective tax rate for continuing operations for the nine months ended September 30, 2020 was 24.5% compared to a rate of 25.1% for the same period in 2019.  The lower tax rate for the nine months ended September 30, 2020 was primarily due to decreased stock based compensation vesting and exercises and return to provision adjustments that were recorded in the current period when compared to the same period in 2019.

10.     Leases

A contract is or contains a lease if the contract conveys the right to control the use of an identified asset for a period of time in exchange for consideration. An entity controls the use of the identified asset if both of the following are true: (1) the entity obtains the right to substantially all of the economic benefits from use of the identified asset and (2) the entity has the right to direct the use of the identified asset. For the three and nine months ended September 30, 2020, the Company leased facilities and equipment under operating and finance leases, which were accounted for in accordance with ASU 2016-02, Leases.

The Company elected the practical expedients as allowed per this guidance to combine lease and non-lease components and to keep leases with an initial term of 12 months or less, after the consideration of options, off the balance sheet. Additionally, variable lease and variable nonlease components were not contemplated in the calculation of the right-of-use asset and corresponding liability.

For leases and subleases with terms greater than 12 months, the Company records the related right-of-use asset as the balance of the related lease liability, adjusted for any prepaid or accrued lease payments. Unamortized initial direct costs and lease incentives were not significant as of September 30, 2020. The lease liability was recorded at the present value of the lease payments over the term. Many of the Company's leases include rental escalation clauses, renewal options and/or termination options that were contemplated in the determination of lease payments when appropriate. As of September 30, 2020, the Company was not reasonably certain of exercising any renewal options. Further, as of September 30, 2020, it was reasonably certain that all termination options would not be exercised. As such, there were no adjustments made to its right-of-use lease assets or corresponding liabilities as a result. In addition, the Company does not have any leases with residual value guarantees or material restrictions or covenants as of September 30, 2020.

For these leases with an initial term of 12 months or less, after the consideration of options, the Company recognizes the corresponding lease expense on a straight-line basis over the lease term.

Forward Air Corporation
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
September 30, 2020
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

The Company has also historically entered into or assumed through acquisition several equipment operating leases for assets including tractors, straight trucks and trailers with original lease terms between 2 and 6 years.  These leases expire in various years through 2025 and certain leases may be renewed for periods varying from 1 to 3 years.  The Company did not enter into any material equipment leases outside the normal course of business during the nine months ended September 30, 2020.

As of September 30, 2020, the Company has certain obligations to lease tractors, which will be delivered throughout 2020. These leases are expected to have terms of approximately 3 to 4 years and are not expected to materially impact the Company's right-of-use lease assets or liabilities as of September 30, 2020.

Finance Leases

Primarily through acquisitions, the Company assumes equipment leases that meet the criteria for classification as a finance lease with remaining lease terms between 2 and 7 years. These leases expire in various years through 2025 with no options to renew.  The finance leased equipment is being amortized over the shorter of the lease term or useful life. The Company did not enter into any new finance leases during the nine months ended September 30, 2020.

11.    Financial Instruments

Off Balance Sheet Risk

As of September 30, 2020, the Company had letters of credit outstanding totaling $15,367.

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

The fair value estimates of earn-outs are discussed in Note 5, Acquisitions and Long-Lived Assets.

Using interest rate quotes and discounted cash flows, the Company estimated the fair value of its outstanding finance lease obligations as follows:

	September 30, 2020
	Carrying Value	Fair Value
Finance leases	$5,757	$5,827

Forward Air Corporation
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
September 30, 2020
The carrying value of the finance lease obligations are included within the Equipment section of Property and equipment on the Company’s Consolidated Balance Sheets. The Company's fair value estimates for the above financial instruments are classified within level 3 of the fair value hierarchy as defined in the FASB Codification.

12.    Shareholders' Equity

During the fourth quarter of 2020, the Company’s Board of Directors declared a cash dividend of $0.21 per share of common stock. During each quarter of 2019 and the first, second and third quarter of 2020, the Company's Board of Directors declared a cash dividend of $0.18 per share of common stock. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

On July 21, 2016, the Company's Board of Directors approved a stock repurchase authorization for up to 3,000 shares of the Company’s common stock (the "2016 Repurchase Plan"). On February 5, 2019, the Company's Board of Directors canceled the Company’s 2016 Repurchase Plan and approved a new stock repurchase plan authorizing the repurchase of up to 5,000 shares of the Company’s common stock (the “2019 Repurchase Plan”) that shall remain in effect until such time as the shares authorized for repurchase are exhausted or the plan is canceled.  The Company is not obligated to repurchase any specific number of shares and may suspend or cancel the plan at any time. The Company does not expect to repurchase any shares under this plan during the third quarter of 2020.

The following tables summarize the Company's share repurchases for the three and nine months ended September 30, 2020 and 2019 (shares and dollars in thousands, except average cost per share).

	Three months ended
	September 30, 2020			September 30, 2019
	Shares repurchased	Cost of shares repurchased	Average cost per share	Shares repurchased	Cost of shares repurchased	Average cost per share
2019 Repurchase Plan	519	$29,990	$57.84	152	$9,289	$61.01
Total	519	$29,990	$57.84	152	$9,289	$61.01

	Nine months ended
	September 30, 2020			September 30, 2019
	Shares repurchased	Cost of shares repurchased	Average cost per share	Shares repurchased	Cost of shares repurchased	Average cost per share
2016 Repurchase Plan	—	$—	$—	68	$3,850	$56.97
2019 Repurchase Plan	787	45,248	57.53	721	44,056	61.07
Total	787	$45,248	$57.53	789	$47,906	$60.72
As of September 30, 2020, 3,368 shares were available to be purchased under the 2019 Plan.

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
September 30, 2020

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

Litigation

Occasionally, the Company is a party to various legal proceedings, regulatory examinations, investigations, administrative actions, and other legal matters, arising for the most part in the ordinary course of business, incidental to its operations. The Company aggressively defends these matters and has established liability provisions that management believes are adequate to cover expected costs. The outcome of litigation and other legal matters is always uncertain. The Company believes it has valid defenses to the legal matters currently pending against it, is defending itself vigorously, and has recorded accruals determined in accordance with U.S. GAAP, where appropriate. In making a determination regarding accruals, using available information, the Company evaluates the likelihood of an unfavorable outcome in legal or regulatory proceedings to which it is a party to and records a loss contingency when it is probable a liability has been incurred and the amount of the loss can be reasonably estimated. These subjective determinations are based on the status of such legal or regulatory proceedings, the merits of the Company’s defenses and consultation with legal counsel. Actual outcomes of these legal and regulatory proceedings may materially differ from the current estimates. It is possible that resolution of one or more of the legal matters currently pending or threatened could result in losses material to the Company’s consolidated results of operations, liquidity or financial condition.

14.    Segment Reporting

The Company operates in two reportable segments based on information available to and used by the CODM.  This classification is consistent with how the CODM makes decisions about resource allocation and assesses the Company's performance. The Company evaluates the performance of its segments based on income from operations.  The Company’s business is conducted in the U.S. and Canada.

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

The following tables summarize segment information from continuing operations for the three and nine months ended September 30, 2020 and 2019:

Forward Air Corporation
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
September 30, 2020

	Three Months Ended September 30, 2020
	Expedited Freight	Intermodal	Eliminations & other	Continuing Operations
External revenues	$283,025	$48,940	$34	$331,999
Intersegment revenues	489	8	(499)	(2)
Depreciation	4,981	789	36	5,806
Amortization	1,799	1,567	—	3,366
Share-based compensation expense	2,208	415	(278)	2,345
Interest expense	3	38	1,263	1,304
Income (loss) from operations	23,461	4,837	(4,788)	23,510
Total assets	882,214	217,813	(146,805)	953,222
Capital expenditures	2,037	188	—	2,225

	Three months ended September 30, 2019 (As Adjusted)
	Expedited Freight	Intermodal	Eliminations & other	Continuing Operations
External revenues	$255,404	$58,317	$—	$313,721
Intersegment revenues	711	29	(778)	(38)
Depreciation	5,256	1,050	(27)	6,279
Amortization	1,195	1,542	—	2,737
Share-based compensation expense	1,895	340	392	2,627
Interest expense	2	67	692	761
Income (loss) from operations	27,131	6,900	(4,845)	29,186
Total assets	706,632	205,444	(25,489)	886,587
Capital expenditures	8,818	207	—	9,025

Forward Air Corporation
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
September 30, 2020

	Nine months ended September 30, 2020
	Expedited Freight	Intermodal	Eliminations & other	Continuing Operations
External revenues	$771,585	$147,815	$33	$919,433
Intersegment revenues	1,216	21	(1,438)	(201)
Depreciation	14,897	2,923	79	17,899
Amortization	5,318	4,702	—	10,020
Share-based compensation expense	6,937	1,276	(361)	7,852
Interest expense	9	151	3,195	3,355
Income (loss) from operations	50,394	12,963	(10,159)	53,198
Total assets	882,214	217,813	(146,805)	953,222
Capital expenditures	15,987	452	—	16,439

	Nine months ended September 30, 2019 (As Adjusted)
	Expedited Freight	Intermodal	Eliminations & other	Continuing Operations
External revenues	$732,825	$162,936	$—	$895,761
Intersegment revenues	2,230	64	(2,524)	(230)
Depreciation	18,261	1,983	(113)	20,131
Amortization	3,122	4,278	—	7,400
Share-based compensation expense	6,454	1,313	769	8,536
Interest expense	7	69	1,841	1,917
Income (loss) from operations	76,222	18,326	(12,588)	81,960
Total assets	706,632	205,444	(25,489)	886,587
Capital expenditures	22,818	422	—	23,240

The following table summarizes revenue from the defined services included within Expedited Freight revenue for the three and nine months ended September 30, 2020 and 2019:

	Three months ended		Nine months ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Expedited freight revenue:
Network revenue	$169,300	$169,337	$455,482	$503,178
Truckload revenue	49,836	48,044	139,220	144,353
Final mile revenue	56,994	31,619	158,223	66,333
Other revenue	7,384	7,115	19,877	21,191
Total revenue	$283,514	$256,115	$772,802	$735,055

Forward Air Corporation
Notes to Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
September 30, 2020
15.    Subsequent Events

On October 11, 2020, the Company acquired substantially all of the assets of CLW Delivery, Inc. (“CLW”) for $5,500. This transaction was funded using cash flows from operations. CLW specializes in last mile logistics and in-home installation services for national retailers and manufacturers. The Company anticipates CLW will contribute approximately $20,000 of revenue and $1,000 of operating income on an annualized basis.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Forward Air Corporation is a leading asset-light freight and logistics company. As a result of the Company’s decision to divest Pool, our services are now classified into two reportable segments: Expedited Freight and Intermodal.
Through the Expedited Freight segment, we operate a comprehensive national network to provide expedited regional, inter-regional and national LTL services. Expedited Freight offers customers local pick-up and delivery and other services including final mile, truckload, shipment consolidation and deconsolidation, warehousing, customs brokerage and other handling. We plan to grow our LTL and final mile geographic footprints through greenfield start-ups as well as acquisitions. Since July 2020, as part of our previously announced organic growth initiative, we now offer LTL service in Savannah, Georgia; Columbia, Missouri; and Roanoke, Virginia. With this expansion, our LTL network began its evolution toward broader market coverage beyond its legacy airport-to-airport footprint.

Our Intermodal segment provides first- and last-mile high value intermodal container drayage services both to and from seaports and railheads. Intermodal also offers dedicated contract and container freight station ("CFS") warehouse and handling services. Today, Intermodal operates primarily in the Midwest and Southeast, with smaller operational presence in Southwest and Mid-Atlantic United States. We plan to grow Intermodal’s geographic footprint through acquisitions as well as greenfield start-ups where we do not have an acceptable acquisition target. On April 16, 2020, we announced a greenfield start-up in Front Royal, Virginia, which furthered our growth objectives.

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

Trends and Developments

Impact of COVID-19

COVID-19 was characterized as a pandemic by the World Health Organization on March 11, 2020. To help lessen its spread, many countries implemented travel restrictions and/or required companies to limit or suspend business operations. These actions disrupted supply chains and company operations around the world. Although these restrictions have since lessened, the effects are still being felt. The current environment resulting from COVID-19 is unprecedented and comes with a great deal of uncertainty.
The Forward Air team is actively managing through the COVID-19 pandemic, with a paramount focus on team member and customer safety. Given our modal exposures to air freight, ocean freight and physical retail, and that much of the freight that typically moves through our LTL network is not classified as “essential goods” - such as staples, consumables or consumer packaged goods, the impact of COVID-19 presents a meaningful challenge that we are addressing through our asset-light business model. In addition, declining fuel prices have resulted in decreased fuel surcharge revenue as compared to prior periods. Despite these challenges, our networks have remained fully operational.

We are making key investments that we believe will enable us to emerge from this episode as a stronger LTL competitor (amid a potentially reduced field of service providers). Our Truckload team is becoming more integrated in our LTL operations, and our Truckload brokerage group is growing by generating opportunities amid supply chain disruptions. We are also integrating Final Mile into our LTL operations while organically growing in an environment where more heavy-bulky items are being ordered online. We are presently operating six terminals that service both our Final Mile and LTL operations and expect this number to grow in the future. In addition, our Final Mile fleet is supporting LTL operations by performing pickup and delivery services on their behalf in nine terminals. In Intermodal, we made significant cost reductions to address volume declines.
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

The Company's phased reintegration back into the workplace of non-essential office employees who had been working remotely is nearing completion. Preventative measures that serve to minimize the risk of exposure to COVID-19 remain in effect, including modifying our workspace to implement physical distancing measures, and continuously reevaluating our efforts with safety as a top priority.
As discussed above, on April 23, 2020, the Company's Board approved a strategy to divest Pool within the next year. This represents a strategic shift for the Company that will have a major effect on its operations and financial results. The Company is currently exploring all options to divest of these assets, but has not entered into a material definitive agreement to sell these assets as of the date of this report. However, the Company does believe it is probable that these assets will be divested within a year of receiving this authority from the Board. As a result, the Company has reported Pool as a Discontinued Operation in this report. COVID-19’s impact on our Pool business has been significant. Reduced US demand, coupled with temporary retail mall closures, have materially reduced Pool’s revenue. We remain committed to serving our current and additional Pool customers as volumes improve while we are pursuing divestiture options for this business unit.
Despite results improving from the second quarter of 2020, year-on-year growth is expected to be negative for the remainder of 2020. Pool’s results drove a discontinued operations loss for the three and nine months ended September 30, 2020, however on a continuing operations and consolidated basis, the Company was profitable and expects to be profitable for the remainder of the year ended December 31, 2020.

The duration and severity of the COVID-19 pandemic are uncertain and difficult to predict. The pandemic could continue to impede global economic activity for an extended period, even as restrictions are beginning to be lifted in many jurisdictions, leading to decreased per capita income and disposable income, increased and sustained unemployment or a decline in consumer confidence, all of which could significantly reduce discretionary spending by individuals and businesses and may create a recession in the United States or globally. In these circumstances, there may be developments outside the Company’s control requiring adjustments to operating plans. As such, given the dynamic nature of this situation, the Company cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position, and liquidity. See Part II, Item 1A - “Risk Factors” - “The ongoing coronavirus outbreak, and measures taken in response thereto, could continue to have a material adverse effect on our business, results of operations and financial condition.”

Expedited LTL Acquisitions

As part of our strategy to expand our final mile pickup and delivery operations, in January 2020, we acquired certain assets and liabilities of Linn Star for $57.2 million. This acquisition increased our Final Mile capabilities with an additional 20 locations. In addition, in April 2019, we acquired certain assets and liabilities of FSA for $27.0 million and a potential earn-out of up to $15.0 million based upon future revenue generation. We paid the first installment on this earn-out of $5.3 million in June 2020. The remaining expected payment had a fair value of $4.3 million as of September 30, 2020. These acquisitions provided an opportunity for our Expedited Freight segment to expand its final mile service offering into additional geographic markets, form relationships with new customers, and add volumes to our existing locations.

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

Results from Operations
The following table sets forth our consolidated historical financial data from operations for the three months ended September 30, 2020 and 2019 (in millions):

	Three months ended
	September 30,	September 30,		Percent
	2020	2019	Change	Change
		(As Adjusted)
Operating revenue:
Expedited Freight	$283.5	$256.1	$27.4	10.7%
Intermodal	48.9	58.3	(9.4)	(16.1)
Eliminations and other operations	(0.5)	(0.7)	0.2	(28.6)
Operating revenue	331.9	313.7	18.2	5.8
Operating expenses:
Purchased transportation	173.1	150.3	22.8	15.2
Salaries, wages, and employee benefits	66.9	68.5	(1.6)	(2.3)
Operating leases	17.3	15.9	1.4	8.8
Depreciation and amortization	9.1	9.0	0.1	1.1
Insurance and claims	8.7	9.5	(0.8)	(8.4)
Fuel expense	2.7	4.6	(1.9)	(41.3)
Other operating expenses	30.6	26.6	4.0	15.0
Total operating expenses	308.4	284.5	23.9	8.4
Income (loss) from continuing operations:
Expedited Freight	23.5	27.1	(3.6)	(13.3)
Intermodal	4.8	6.9	(2.1)	(30.4)
Other operations	(4.8)	(4.8)	—	—
Income from continuing operations	23.5	29.2	(5.7)	(19.5)
Other expense:
Interest expense	(1.3)	(0.8)	(0.5)	62.5
Total other expense	(1.3)	(0.8)	(0.5)	62.5
Income from continuing operations before income taxes	22.2	28.4	(6.2)	(21.8)
Income tax expense	5.2	7.3	(2.1)	(28.8)
Net income from continuing operations	17.0	21.1	(4.1)	(19.4)
(Loss) income from discontinued operations, net of tax	(0.3)	1.1	(1.4)	(127.3)
Net income and comprehensive income	$16.7	$22.2	$(5.5)	(24.8)%

Note: Prior period balances have been adjusted to conform with the Company's revised segment reporting classification. See additional discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K and in Note 14, Segment Reporting, to our Consolidated Financial Statements.

Revenues

Operating revenue increased $18.2 million, or 5.8%, to $331.9 million for the three months ended September 30, 2020 compared to $313.7 million for the three months ended September 30, 2019. The increase was primarily driven by an increase at our Expedited Freight segment of $27.4 million due to increased final mile revenue as discussed in the following sections.

Operating Expenses
Operating expenses increased $23.9 million, or 8.4%, to $308.4 million for the three months ended September 30, 2020 compared to $284.5 million for the three months ended September 30, 2019. The increase was primarily driven by a purchased transportation increase of $22.8 million. Purchased transportation includes owner operators and third party carriers. Purchased transportation expense increased due to an increase at our Expedited Freight segment. The increase was mostly due to an increase in final mile purchased transportation due to the acquisition of Linn Star.
Income from Continuing Operations and Segment Operations

Income from continuing operations decreased $5.7 million, or 19.5%, to $23.5 million for the three months ended September 30, 2020 compared to $29.2 million for the three months ended September 30, 2019. The decrease was primarily driven by decreases at our Expedited Freight segment and Intermodal segment of $3.6 million and $2.1 million, respectively. The results for our two reportable segments are discussed in detail in the following sections.

Interest Expense

Interest expense was $1.3 million for the three months ended September 30, 2020 compared to $0.8 million for the three months ended September 30, 2019. The increase in interest expense was attributable to additional borrowings on our revolving credit facility.

Income Taxes on a Continuing Basis

The combined federal and state effective tax rate on a continuing basis for the three months ended September 30, 2020 was 23.5% compared to a rate of 25.9% for the three months ended September 30, 2019.  The lower effective tax rate for the three months ended September 30, 2020 was primarily due to decreased stock based compensation vesting and exercises and return to provision adjustments that were recorded in the current period when compared to the same period in 2019.

(Loss) Income from Discontinued Operations, net of tax

(Loss) income from discontinued operations, net of tax decreased $1.4 million to a $0.3 million loss for the three months ended September 30, 2020 from $1.1 million of income for the three months ended September 30, 2019. (Loss) income from discontinued operations includes the Company's Pool business and, as discussed above, Pool's operations were negatively impacted by COVID-19 as many of its customers were affected by retail mall closures. As a result, there continued to be a decline in Pool's operating revenue during the third quarter of 2020, resulting in an operating loss for Pool during the three months ended September 30, 2020.

Net Income

As a result of the foregoing factors, net income decreased by $5.5 million, or 24.8%, to $16.7 million for the three months ended September 30, 2020 compared to $22.2 million for the three months ended September 30, 2019.

Expedited Freight - Three Months Ended September 30, 2020 compared to Three Months Ended September 30, 2019

The following table sets forth the historical financial data of our Expedited Freight segment for the three months ended September 30, 2020 and 2019 (in millions):

Expedited Freight Segment Information
(In millions)
(Unaudited)

	Three months ended
	September 30,	Percent of	September 30,	Percent of		Percent
	2020 [1]	Revenue	2019	Revenue	Change	Change
			(As Adjusted)
Operating revenue:
Network [2]	$169.3	59.7%	$169.3	66.1%	$—	—%
Truckload	49.8	17.6	48.1	18.8	1.7	3.5
Final Mile	57.0	20.1	31.6	12.3	25.4	80.4
Other	7.4	2.6	7.1	2.8	0.3	4.2
Total operating revenue	283.5	100.0	256.1	100.0	27.4	10.7

Operating expenses:
Purchased transportation	156.1	55.1	129.8	50.7	26.3	20.3
Salaries, wages and employee benefits	54.1	19.1	52.2	20.4	1.9	3.6
Operating leases	13.4	4.7	11.5	4.5	1.9	16.5
Depreciation and amortization	6.8	2.4	6.5	2.5	0.3	4.6
Insurance and claims	5.8	2.0	5.4	2.1	0.4	7.4
Fuel expense	1.4	0.5	2.5	1.0	(1.1)	(44.0)
Other operating expenses	22.4	7.9	21.1	8.2	1.3	6.2
Total operating expenses	260.0	91.7	229.0	89.4	31.0	13.5
Income from operations	$23.5	8.3%	$27.1	10.6%	$(3.6)	(13.3)%

[1] Includes revenues and operating expenses from the acquisition of Linn Star which was acquired in January 2020. Linn Star results are not included in the prior period.
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

Expedited Freight Operating Statistics

	Three months ended
	September 30,	September 30,	Percent
	2020	2019	Change
		(As Adjusted)
Business days	64	64	—%

Tonnage [1,2]
Total pounds	636,194	613,812	3.6
Pounds per day	9,941	9,591	3.6

Shipments [1,2]
Total shipments	1,018	977	4.2
Shipments per day	15.9	15.3	4.2

Weight per shipment	625	628	(0.5)

Revenue per hundredweight [3]	$26.84	$27.65	(2.9)
Revenue per hundredweight, ex fuel [3]	$23.41	$23.23	0.8

Revenue per shipment [3]	$166	$176	(5.7)
Revenue per shipment, ex fuel [3]	$145	$148	(2.0)

Network revenue from door-to-door shipments as a percentage of network revenue [3,4]	51.3%	40.7%	26.0
Network gross margin [5]	49.7%	55.6%	(10.6)%

1 In thousands
[2] Excludes accessorial, Truckload and Final Mile products
[3] Includes intercompany revenue between the Network and Truckload revenue streams
[4] Door-to-door shipments include all shipments with a pickup and/or delivery
[5] Network revenue less Network purchased transportation as a percentage of Network revenue

Revenues
Expedited Freight operating revenue increased $27.4 million, or 10.7%, to $283.5 million for the three months ended September 30, 2020 from $256.1 million for the three months ended September 30, 2019. The increase was attributable to increased final mile and truckload revenue. Network revenue was flat due to a 3.6% increase in tonnage, a 4.2% increase in shipments and a 2.9% decrease in revenue per hundredweight from the prior year.
In addition, fuel surcharge revenue decreased $4.7 million, or 17.8%, due to declining fuel prices. Truckload revenue increased by $1.7 million primarily due to an increase in revenue per mile. Other revenue, which includes warehousing and terminal handling, increased $0.3 million due to the higher linehaul tonnage and shipment counts. Final mile revenue increased $25.4 million primarily due to the acquisition of Linn Star in January 2020.
Purchased Transportation
Expedited Freight purchased transportation increased $26.3 million, or 20.3%, to $156.1 million for the three months ended September 30, 2020 from $129.8 million for the three months ended September 30, 2019. Purchased transportation was 55.1% of Expedited Freight operating revenue for the three months ended September 30, 2020 compared to 50.7% for the same period in 2019. Expedited Freight purchased transportation includes owner operators and third party carriers, while Company-employed drivers are included in salaries, wages and benefits. The increase in purchased transportation as a percentage of revenue was mostly due to an increase in final mile purchased transportation due to the acquisition of Linn Star.
Salaries, Wages and Employee Benefits
Expedited Freight salaries, wages and employee benefits increased $1.9 million, or 3.6%, to $54.1 million for the three months ended September 30, 2020 from $52.2 million for the three months ended September 30, 2019.  Salaries, wages and employee benefits were 19.1% of Expedited Freight operating revenue for the three months ended September 30, 2020 compared to 20.4% for the same period in 2019.  The increase in expense was primarily due a $3.8 million increase related to the acquisition of Linn Star partially offset by cost-control measures and operating efficiencies.
Operating Leases
Expedited Freight operating leases increased $1.9 million, or 16.5%, to $13.4 million for the three months ended September 30, 2020 from $11.5 million for the three months ended September 30, 2019.  Operating leases were 4.7% of Expedited Freight operating revenue for the three months ended September 30, 2020 compared to 4.5% for the same period in 2019. The increase in expense was due to an increase in facility leases mostly from additional facilities acquired from Linn Star.
Depreciation and Amortization
Expedited Freight depreciation and amortization increased $0.3 million, or 4.6%, to $6.8 million for the three months ended September 30, 2020 from $6.5 million for the three months ended September 30, 2019.  Depreciation and amortization was 2.4% of Expedited Freight operating revenue for the three months ended September 30, 2020 compared to 2.5% for the same period in 2019.  The increase in expense was primarily due to $0.8 million of increased amortization of acquired intangibles and depreciation of fixed assets from the acquisition of Linn Star partially offset by a reduction of depreciation expense of $0.5 million related to extending the useful lives of its trailers from seven to ten years due to the impact of a useful life study in the third quarter of 2019.
Insurance and Claims
Expedited Freight insurance and claims increased $0.4 million, or 7.4%, to $5.8 million for the three months ended September 30, 2020 from $5.4 million for the three months ended September 30, 2019.  Insurance and claims were 2.0% of Expedited Freight operating revenue for the three months ended September 30, 2020 compared to 2.1% for the same period in 2019. The increase in expense was primarily attributable to an increase in vehicle liability claims. See additional discussion over the consolidated increase in self-insurance reserves related to vehicle claims in the "Other operations" section below.

Fuel Expense
Expedited Freight fuel expense decreased $1.1 million, or 44.0%, to $1.4 million for the three months ended September 30, 2020 from $2.5 million for the three months ended September 30, 2019.  Fuel expense was 0.5% of Expedited Freight operating revenue for the three months ended September 30, 2020 compared to 1.0% for the same period in 2019.  Expedited Freight fuel expense decreased due to lower fuel prices.
Other Operating Expenses
Expedited Freight other operating expenses increased $1.3 million, or 6.2%, to $22.4 million for the three months ended September 30, 2020 from $21.1 million for the three months ended September 30, 2019.  Other operating expenses were 7.9% of Expedited Freight operating revenue for the three months ended September 30, 2020 compared to 8.2% for the same period in 2019.  Other operating expenses included equipment maintenance, terminal and office expenses, legal and professional fees and other over-the-road costs. These expenses primarily increased due to a $2.0 million increase in parts costs for final mile installations. This increase was partially offset by a $0.4 million decrease from the prior period in the fair value of the earn-out liability from the FSA acquisition.
Income from Operations
Expedited Freight income from operations decreased $3.6 million, or 13.3%, to $23.5 million for the three months ended September 30, 2020 compared to $27.1 million for the three months ended September 30, 2019.  Income from operations was 8.3% of Expedited Freight operating revenue for the three months ended September 30, 2020 compared to 10.6% for the same period in 2019. The decrease in income from operations was primarily due to lower revenue per hundredweight. In addition, the decrease was due to additional costs from the acquisition of Linn Star. Margin deterioration was partially offset by operating efficiencies.

Intermodal - Three Months Ended September 30, 2020 compared to Three Months Ended September 30, 2019

The following table sets forth the historical financial data of our Intermodal segment for the three months ended September 30, 2020 and 2019 (in millions):

Intermodal Segment Information
(In millions)
(Unaudited)

	Three months ended
	September 30,	Percent of	September 30,	Percent of		Percent
	2020 [1]	Revenue	2019	Revenue	Change	Change
Operating revenue	$48.9	100.0%	$58.3	100.0%	$(9.4)	(16.1)%

Operating expenses:
Purchased transportation	17.3	35.4	21.0	36.0	(3.7)	(17.6)
Salaries, wages and employee benefits	11.6	23.7	14.2	24.4	(2.6)	(18.3)
Operating leases	3.9	8.0	4.3	7.4	(0.4)	(9.3)
Depreciation and amortization	2.4	4.9	2.6	4.5	(0.2)	(7.7)
Insurance and claims	2.1	4.3	1.8	3.1	0.3	16.7
Fuel expense	1.2	2.5	2.2	3.8	(1.0)	(45.5)
Other operating expenses	5.6	11.5	5.3	9.1	0.3	5.7
Total operating expenses	44.1	90.2	51.4	88.2	(7.3)	(14.2)
Income from operations	$4.8	9.8%	$6.9	11.8%	$(2.1)	(30.4)%

[1] Includes revenues and operating expenses from the acquisition of OST, which was acquired in July 2019 (and is partially included in the prior period)

Intermodal Operating Statistics

	Three months ended
	September 30,	September 30,	Percent
	2020	2019	Change
Drayage shipments	74,506	84,230	(11.5)%
Drayage revenue per shipment	$562	$597	(5.9)
Number of locations	24	21	14.3%

Revenues

Intermodal operating revenue decreased $9.4 million, or 16.1%, to $48.9 million for the three months ended September 30, 2020 from $58.3 million for the three months ended September 30, 2019. The decrease in operating revenue was primarily attributable to a 11.5% decrease in drayage shipments over prior year primarily due to the impact of COVID-19, discussed above.

Purchased Transportation

Intermodal purchased transportation decreased $3.7 million, or 17.6%, to $17.3 million for the three months ended September 30, 2020 from $21.0 million for the three months ended September 30, 2019.   Purchased transportation was 35.4% of Intermodal operating revenue for the three months ended September 30, 2020 compared to 36.0% for the same period in 2019.  Intermodal purchased transportation includes owner operators and third party carriers, while Company-employed drivers are included in salaries, wages and benefits. The decrease in Intermodal purchased transportation as a percentage of revenue was due to operating efficiencies.

Salaries, Wages and Employee Benefits

Intermodal salaries, wages and employee benefits decreased $2.6 million, or 18.3%, to $11.6 million for the three months ended September 30, 2020 compared to $14.2 million for the three months ended September 30, 2019.  Salaries, wages and benefits were 23.7% of Intermodal operating revenue for the three months ended September 30, 2020 compared to 24.4% for the same period in 2019. The decrease in expense was primarily due to cost-control measures in response to COVID-19.

Operating Leases

Intermodal operating leases decreased $0.4 million, or 9.3%, to $3.9 million for the three months ended September 30, 2020 compared to $4.3 million for the three months ended September 30, 2019.  Operating leases were 8.0% of Intermodal operating revenue for the three months ended September 30, 2020 compared to 7.4% for the same period in 2019.  The increase as a percentage of revenue was due to the decreased drayage volumes over the prior year.

Depreciation and Amortization

Intermodal depreciation and amortization decreased $0.2 million, or 7.7%, to $2.4 million for the three months ended September 30, 2020 from $2.6 million for the three months ended September 30, 2019.  Depreciation and amortization was 4.9% of Intermodal operating revenue for the three months ended September 30, 2020 compared to 4.5% for the same period in 2019. The decrease was primarily attributable to a decline in trailer depreciation.

Insurance and Claims

Intermodal insurance and claims increased $0.3 million, or 16.7%, to $2.1 million for the three months ended September 30, 2020 from $1.8 million for the three months ended September 30, 2019.  Insurance and claims were 4.3% of Intermodal operating revenue for the three months ended September 30, 2020 and compared to 3.1% for the same period in 2019. The increase in Intermodal insurance and claims expense was primarily due to an increase in vehicle liability claims. See additional discussion over the consolidated increase in self-insurance reserves related to vehicle claims in the "Other operations" section below.

Fuel Expense

Intermodal fuel expense decreased $1.0 million, or 45.5%, to $1.2 million for the three months ended September 30, 2020 from $2.2 million for the three months ended September 30, 2019.  Fuel expense was 2.5% of Intermodal operating revenue for the three months ended September 30, 2020 compared to 3.8% for the same period in 2019.  Intermodal fuel expense decreased due to lower fuel prices.

Other Operating Expenses
Intermodal other operating expenses increased $0.3 million, or 5.7%, to $5.6 million for the three months ended September 30, 2020 from $5.3 million for the three months ended September 30, 2019.  Other operating expenses were 11.5% of Intermodal operating revenue for the three months ended September 30, 2020 compared to 9.1% for the same period in 2019.  The increase in Intermodal other operating expenses was primarily due to $0.7 million increase in per diem expenses partially offset by reductions in maintenance and travel expenses. The decrease in maintenance and travel expense were primarily due to cost-control measures in response to COVID-19.
Income from Operations
Intermodal income from operations decreased $2.1 million, or 30.4%, to $4.8 million for the three months ended September 30, 2020 compared to $6.9 million for the three months ended September 30, 2019.  Income from operations was 9.8% of Intermodal operating revenue for the three months ended September 30, 2020 compared to 11.8% for the same period in 2019.  The deterioration in operating income was primarily attributable to higher insurance premiums and losing leverage on fixed costs such as operating leases, depreciation and amortization due to the impact of COVID-19.

Other Operations - Three Months Ended September 30, 2020 compared to Three Months Ended September 30, 2019

Other operating activity was a $4.8 million operating loss during the three months ended September 30, 2020 and a $4.8 million operating loss during the three months ended September 30, 2019. The three months ended September 30, 2020 included a litigation reserve of $2.3 million and increased self-insurance reserves for vehicle claims of $1.6 million. The increase in self-insurance reserves were primarily due to increases to our loss development factors for prior quarter claims. The remaining loss was attributable to $0.3 million in share based compensation and $0.5 million of corporate costs previously allocated to the Pool segment that are not part of the discontinued operation. These costs represent corporate costs that will remain with the Company after the Pool business is divested.

The $4.8 million operating loss for the three months ended September 30, 2019 was primarily due to a $2.5 million vehicular reserve for unfavorable development of prior quarter claims and $1.6 million in costs related to the CEO transition. The remaining loss was due to increases to our loss development factors for workers' compensation claims of $0.5 million and $0.3 million of corporate costs previously allocated to the Pool segment that are not part of the discontinued operation.

Results from Operations
The following table sets forth our consolidated historical financial data from operations for the nine months ended September 30, 2020 and 2019 (in millions):

	Nine months ended September 30,
	2020	2019	Change	Percent Change
		(As Adjusted)
Operating revenue:
Expedited Freight	$772.8	$735.0	$37.8	5.1%
Intermodal	147.8	163.0	(15.2)	(9.3)
Eliminations and other operations	(1.4)	(2.5)	1.1	(44.0)
Operating revenue	919.2	895.5	23.7	2.6
Operating expenses:
Purchased transportation	465.7	426.3	39.4	9.2
Salaries, wages, and employee benefits	200.3	192.3	8.0	4.2
Operating leases	52.6	46.8	5.8	12.4
Depreciation and amortization	27.9	27.5	0.4	1.5
Insurance and claims	26.4	29.2	(2.8)	(9.6)
Fuel expense	9.2	13.3	(4.1)	(30.8)
Other operating expenses	83.9	78.1	5.8	7.4
Total operating expenses	866.0	813.5	52.5	6.5
Income (loss) from continuing operations:
Expedited LTL	50.4	76.2	(25.8)	(33.9)
Intermodal	12.9	18.3	(5.4)	(29.5)
Other operations	(10.1)	(12.6)	2.5	(19.8)
Income from continuing operations	53.2	82.0	(28.8)	(35.1)
Other expense:
Interest expense	(3.4)	(1.9)	(1.5)	78.9
Total other expense	(3.4)	(1.9)	(1.5)	78.9
Income from continuing operations before income taxes	49.8	80.1	(30.3)	(37.8)
Income tax expense	12.2	20.1	(7.9)	(39.3)
Net income from continuing operations	37.6	60.0	(22.4)	(37.3)
(Loss) income from discontinued operations, net of tax	(9.4)	2.9	(12.3)	(424.1)
Net income and comprehensive income	$28.2	$62.9	$(34.7)	(55.2)%

Note: Prior period balances have been adjusted to conform with the Company's revised segment reporting classification. See additional discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K and in Note 14, Segment Reporting, to our Consolidated Financial Statements.

Revenues

Operating revenue increased $23.7 million, or 2.6% to $919.2 million for the nine months ended September 30, 2020 compared to $895.5 million for the nine months ended September 30, 2019. The increase was primarily driven by our Expedited Freight segment of $37.8 million driven by final mile revenue from the acquisition of FSA in April 2019 and Linn Star in January 2020. Revenue increases associated with the final mile acquisitions were partially offset by decreased volumes due to COVID-19, which impacted each of the Company's segments, as discussed in the following sections.

Operating Expenses
Operating expenses increased $52.5 million, or 6.5%, to $866.0 million for the nine months ended September 30, 2020 compared to $813.5 million for the nine months ended September 30, 2019. The increase was primarily driven by purchased transportation increases of $39.4 million and salaries, wages and employee benefits increases of $8.0 million. Purchased transportation includes owner operators and third party carriers, while Company-employed drivers are included in salaries, wages and employee benefits. Purchased transportation expense increased due to increases for the Expedited Freight segment. These increases were mostly due to an increase in final mile purchased transportation due to the acquisitions of FSA and Linn Star. Salaries, wages and employee benefits increased primarily due to additional salaries from acquisitions.
Income from Continuing Operations and Segment Operations

Income from continuing operations decreased $28.8 million, or 35.1%, to $53.2 million for the nine months ended September 30, 2020 compared to $82.0 million for the nine months ended September 30, 2019. The decrease is primarily driven by the impact of COVID-19 on the Company's volumes. The results for our two reportable segments are discussed in detail in the following sections.

Interest Expense

Interest expense was $3.4 million for the nine months ended September 30, 2020 compared to $1.9 million for the nine months ended September 30, 2019. The increase in interest expense was attributable to additional borrowings on our revolving credit facility.

Income Taxes on a Continuing Basis

The combined federal and state effective tax rate on a continuing basis for the nine months ended September 30, 2020 was 24.5% compared to a rate of 25.1% for the nine months ended September 30, 2019.  The lower effective tax rate for the nine months ended September 30, 2020 was primarily due to decreased stock based compensation vesting and exercises and return to provision adjustments that were recorded in the current period when compared to the same period in 2019.

(Loss) Income from Discontinued Operations, net of tax

(Loss) income from discontinued operations, net of tax decreased $12.3 million to a $9.4 million loss for the nine months ended September 30, 2020 from $2.9 million of income for the nine months ended September 30, 2019. (Loss) income from discontinued operations includes the Company's Pool business and, as discussed above, Pool's operations were negatively impacted by COVID-19 as many of its customers were affected by retail mall closures in response to stay-at-home orders beginning in March 2020. As a result, there was a sudden and significant decline in Pool's operating revenue, resulting in an operating loss for Pool during the nine months ended September 30, 2020.

Net Income

As a result of the foregoing factors, net income decreased by $34.7 million, or 55.2%, to $28.2 million for the nine months ended September 30, 2020 compared to $62.9 million for the nine months ended September 30, 2019.

Expedited Freight - Nine Months Ended September 30, 2020 compared to Nine Months Ended September 30, 2019

The following table sets forth the historical financial data of our Expedited Freight segment for the nine months ended September 30, 2020 and 2019 (in millions):

Expedited Freight Segment Information
(In millions)
(Unaudited)

	Nine months ended
	September 30,	Percent of	September 30,	Percent of		Percent
	2020 [1]	Revenue	2019	Revenue	Change	Change
			(As Adjusted)
Operating revenue:
Network [2]	$455.5	58.9%	$503.1	68.4%	$(47.6)	(9.5)%
Truckload	139.2	18.0	144.4	19.6	(5.2)	(3.6)
Final Mile	158.2	20.5	66.3	9.0	91.9	138.6
Other	19.9	2.6	21.2	2.9	(1.3)	(6.1)
Total operating revenue	772.8	100.0	735.0	100.0	37.8	5.1

Operating expenses:
Purchased transportation	416.3	53.9	370.4	50.4	45.9	12.4
Salaries, wages and employee benefits	160.0	20.7	148.9	20.3	11.1	7.5
Operating leases	40.4	5.2	34.7	4.7	5.7	16.4
Depreciation and amortization	20.2	2.6	21.4	2.9	(1.2)	(5.6)
Insurance and claims	18.1	2.3	17.0	2.3	1.1	6.5
Fuel expense	5.1	0.7	7.7	1.0	(2.6)	(33.8)
Other operating expenses	62.3	8.1	58.8	8.0	3.5	6.0
Total operating expenses	722.4	93.5	658.9	89.6	63.5	9.6
Income from operations	$50.4	6.5%	$76.1	10.4%	$(25.7)	(33.8)%

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

Expedited Freight Operating Statistics

	Nine months ended
	September 30,	September 30,	Percent
	2020	2019	Change
		(As Adjusted)
Business days	192	191	0.5%

Tonnage [1,2]
Total pounds	1,728,181	1,837,200	(5.9)
Pounds per day	9,001	9,619	(6.4)

Shipments [1,2]
Total shipments	2,866	2,921	(1.9)
Shipments per day	14.9	15.3	(2.4)

Weight per shipment	603	629	(4.1)

Revenue per hundredweight [3]	$26.79	$27.28	(1.8)
Revenue per hundredweight, ex fuel [3]	23.21	22.96	1.1

Revenue per shipment [3]	$159	174	(8.6)
Revenue per shipment, ex fuel [3]	137	147	(6.8)

Network revenue from door-to-door shipments as a percentage of network revenue [3,4]	48.6%	39.7%	22.4
Network gross margin [5]	51.2%	55.3%	(7.4)

1 In thousands
[2] Excludes accessorial, full Truckload and Final Mile products
[3] Includes intercompany revenue between the Network and Truckload revenue streams
[4] Door-to-door shipments include all shipments with a pickup and/or delivery
[5] Network revenue less Network purchased transportation as a percentage of Network revenue

Revenues
Expedited Freight operating revenue increased $37.8 million, or 5.1%, to $772.8 million from $735.0 million for the nine months ended September 30, 2020. The increase was due to increased final mile revenue of $91.9 million, partially offset by decreases in network, truckload and other revenue. Final mile revenue increased primarily due to the acquisition of FSA in April 2019 and Linn Star in January 2020. Network revenue decreased $47.6 million due to a 5.9% decrease in tonnage, a 1.9% decrease in shipments and a 1.8% decrease in revenue per hundredweight over prior year. The decrease in tonnage and shipments was primarily due to the impact of COVID-19, discussed above. The decrease in revenue per hundredweight was due to decreased shipment size and rates. In addition, fuel surcharge revenue decreased $16.4 million, or 21.0%, due to declining fuel prices and decreased tonnage. Truckload revenue decreased by $5.2 million primarily due to a decrease in revenue per mile driven by rate pressures from both spot market and contract rate customers. Other revenue, which includes warehousing and terminal handling, decreased $1.3 million due to the lower linehaul tonnage and shipment counts

Purchased Transportation
Expedited Freight purchased transportation increased $45.9 million, or 12.4%, to $416.3 million for the nine months ended September 30, 2020 from $370.4 million for the nine months ended September 30, 2019. Purchased transportation was 53.9% of Expedited Freight operating revenue for the nine months ended September 30, 2020 compared to 50.4% for the same period in 2019. Expedited Freight purchased transportation includes owner operators and third party carriers, while Company-employed drivers are included in salaries, wages and benefits. The increase in purchased transportation as a percentage of revenue was mostly due to an increase in final mile purchased transportation due to the acquisitions of FSA and Linn Star. This increase was partially offset by a 2.1% reduction in linehaul cost per mile due to increased utilization of owner-operators and Company-employed drivers over more costly third-party transportation providers.
Salaries, Wages, and Benefits
Expedited Freight salaries, wages and employee benefits increased by $11.1 million, or 7.5%, to $160.0 million for the nine months ended September 30, 2020 from $148.9 million for the nine months ended September 30, 2019.  Salaries, wages and employee benefits were 20.7% of Expedited Freight’s operating revenue for the nine months ended September 30, 2020 compared to 20.3% for the same period in 2019.  The increase in expense was primarily due to a $16.1 million increase due to the acquisitions of FSA and Linn Star. An additional $2.1 million increase was primarily related to credits for group health insurance premiums received in the prior year. These increases were partially offset by cost-control measures and operating efficiencies.
Operating Leases
Expedited Freight operating leases increased $5.7 million, or 16.4%, to $40.4 million for the nine months ended September 30, 2020 from $34.7 million for the nine months ended September 30, 2019.  Operating leases were 5.2% of Expedited Freight operating revenue for the nine months ended September 30, 2020 compared to 4.7% for the same period in 2019. The increase in expense was primarily due to a $5.0 million increase in facility leases mostly from additional facilities acquired from FSA and Linn Star and a $1.0 million increase in tractor rentals and leases to correspond with increased Company-employed driver usage. These increases were partially offset by a $0.4 million decrease in trailer rentals and leases, as old leases were replaced with purchased trailers.
Depreciation and Amortization
Expedited Freight depreciation and amortization decreased $1.2 million, or 5.6%, to $20.2 million for the nine months ended September 30, 2020 from $21.4 million for the nine months ended September 30, 2019.  Depreciation and amortization was 2.6% of Expedited Freight operating revenue for the nine months ended September 30, 2020 compared to 2.9% for the same period in 2019.  The decrease in expense was primarily due to a $3.7 million decrease in trailer depreciation for the nine months ended September 30, 2020 compared to the same period in 2019 primarily related to extending the useful lives of its trailers from seven to ten years in the third quarter of 2019. See additional discussion in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2019 Annual Report on Form 10-K. This decrease was partially offset by $2.2 million of increased amortization of acquired intangibles from the acquisitions of FSA and Linn Star.

Insurance and Claims
Expedited Freight insurance and claims increased $1.1 million, or 6.5%, to $18.1 million for the nine months ended September 30, 2020 from $17.0 million for the nine months ended September 30, 2019.  Insurance and claims were 2.3% of Expedited Freight operating revenue for the nine months ended September 30, 2020 compared to 2.3% for the same period in 2019. The increase in expense was primarily attributable to an increase in vehicle insurance premiums, offset by favorable claims. See additional discussion over the consolidated increase in self-insurance reserves related to vehicle claims in the "Other operations" section below.
Fuel Expense
Expedited Freight fuel expense decreased $2.6 million, or 33.8%, to $5.1 million for the nine months ended September 30, 2020 from $7.7 million for the nine months ended September 30, 2019.  Fuel expense was 0.7% of Expedited Freight operating revenue for the nine months ended September 30, 2020 compared to 1.0% for the same period in 2019.  Expedited Freight fuel expenses decreased due to lower fuel prices.
Other Operating Expenses
Expedited Freight other operating expenses increased $3.5 million, or 6.0%, to $62.3 million for the nine months ended September 30, 2020 from $58.8 million for the nine months ended September 30, 2019.  Other operating expenses were 8.1% of Expedited Freight operating revenue for the nine months ended September 30, 2020 compared to 8.0% for the same period in 2019. Other operating expenses included equipment maintenance, terminal and office expenses, legal and professional fees and other over-the-road costs. The increase in expense was primarily attributable to a $6.1 million increase in parts costs for final mile installations and increased terminal and office expenses due to the acquisitions of FSA and Linn Star. These increases were offset by a $3.0 million decrease in the fair value of the earn-out liability from the FSA acquisition due to the timing of expected new customer wins.
Income from Operations
Expedited Freight income from operations decreased $25.7 million, or 33.8%, to $50.4 million for the nine months ended September 30, 2020 compared to $76.1 million for the nine months ended September 30, 2019.  Income from operations was 6.5% of Expedited Freight operating revenue for the nine months ended September 30, 2020 compared to 10.4% for the same period in 2019. The decrease in income from operations was primarily due to lower tonnage, shipments and revenue per hundredweight due to the impact of COVID-19. In addition, the decrease was due to additional costs from the acquisitions of FSA and Linn Star, as they continue to be integrated into the Expedited Freight segment. Margin deterioration was partially offset by increased utilization of owner-operators over more costly third-party transportation providers.

Intermodal - Nine Months Ended September 30, 2020 compared to Nine Months Ended September 30, 2019

The following table sets forth the historical financial data of our Intermodal segment for the nine months ended September 30, 2020 and 2019 (in millions):

Intermodal Segment Information
(In millions)
(Unaudited)

	Nine months ended
	September 30,	Percent of	September 30,	Percent of		Percent
	2020 [1]	Revenue	2019	Revenue	Change	Change
Operating revenue	$147.8	100.0%	$163.0	100.0%	$(15.2)	(9.3)%

Operating expenses:
Purchased transportation	50.3	34.0	57.5	35.3	(7.2)	(12.5)
Salaries, wages and employee benefits	36.3	24.6	39.4	24.2	(3.1)	(7.9)
Operating leases	12.4	8.4	12.1	7.4	0.3	2.5
Depreciation and amortization	7.6	5.1	6.3	3.9	1.3	20.6
Insurance and claims	5.8	3.9	4.9	3.0	0.9	18.4
Fuel expense	4.2	2.8	5.6	3.4	(1.4)	(25.0)
Other operating expenses	18.3	12.4	18.9	11.6	(0.6)	(3.2)
Total operating expenses	134.9	91.3	144.7	88.8	(9.8)	(6.8)
Income from operations	$12.9	8.7%	$18.3	11.2%	$(5.4)	(29.5)%

[1] Includes revenues and operating expenses from the acquisition of OST, which was acquired in July 2019 (and is partially included in the prior period)

Intermodal Operating Statistics

	Nine months ended
	September 30,	September 30,	Percent
	2020	2019	Change
Drayage shipments	225,954	235,911	(4.2)%
Drayage revenue per shipment	$556	$598	(7.0)%
Number of locations	24	21	14.3%

Revenues

Intermodal operating revenue decreased $15.2 million, or 9.3%, to $147.8 million for the nine months ended September 30, 2020 from $163.0 million for the same period in 2019. The decrease in operating revenue was primarily attributable to a 7.0% decrease in drayage revenue per shipment over prior year due in part to $3.1 million of lower rail storage revenue, decreased fuel surcharge revenue due to lower fuel prices and a decrease in linehaul shipments. These decreases were partially offset by a $2.1 million increase from per diem revenue.

Purchased Transportation

Intermodal purchased transportation decreased $7.2 million, or 12.5%, to $50.3 million for the nine months ended September 30, 2020 from $57.5 million for the nine months ended September 30, 2019.  Purchased transportation was 34.0% of Intermodal operating revenue for the nine months ended September 30, 2020 compared to 35.3% for the same period in 2019.  Intermodal purchased transportation includes owner operators and third party carriers, while Company-employed drivers are included in salaries, wages and benefits. The decrease in Intermodal purchased transportation as a percentage of revenue was due to operating efficiencies.

Salaries, Wages, and Benefits

Intermodal salaries, wages and employee benefits decreased $3.1 million, or 7.9%, to $36.3 million for the nine months ended September 30, 2020 compared to $39.4 million for the nine months ended September 30, 2019.  Salaries, wages and employee benefits were 24.6% of Intermodal operating revenue for the nine months ended September 30, 2020 compared to 24.2% for the same period in 2019.  The decrease in expense was primarily due to cost-control measures in response to COVID-19.

Operating Leases

Intermodal operating leases increased $0.3 million, or 2.5%, to $12.4 million for the nine months ended September 30, 2020 from $12.1 million for the nine months ended September 30, 2019.  Operating leases were 8.4% of Intermodal operating revenue for the nine months ended September 30, 2020 compared to 7.4% for the same period in 2019. The increase in expense was primarily due to a $0.3 million increase in facility leases mostly due to additional facilities acquired from OST.

Depreciation and Amortization

Intermodal depreciation and amortization increased $1.3 million, or 20.6%, to $7.6 million for the nine months ended September 30, 2020 from $6.3 million for the nine months ended September 30, 2019.  Depreciation and amortization was 5.1% of Intermodal operating revenue for the nine months ended September 30, 2020 compared to 3.9% for the same period in 2019. The increase in depreciation and amortization was due to a $0.9 million increase in depreciation of equipment partly due to the equipment acquired from OST. The increase was also attributable to a $0.4 million increase in amortization of acquired intangibles.

Insurance and Claims

Intermodal insurance and claims increased $0.9 million, or 18.4%, to $5.8 million for the nine months ended September 30, 2020 from $4.9 million for the nine months ended September 30, 2019.   Insurance and claims were 3.9% of Intermodal operating revenue for the nine months ended September 30, 2020 compared to 3.0% for the same period in 2019. The increase in Intermodal insurance and claims was primarily due to an increase in insurance premiums. See additional discussion over the consolidated increase in self-insurance reserves related to vehicle claims in the "Other operations" section below.

Fuel Expense

Intermodal fuel expense decreased $1.4 million, or 25.0%, to $4.2 million for the nine months ended September 30, 2020 from $5.6 million for the nine months ended September 30, 2019. Fuel expense was 2.8% of Intermodal operating revenue for the nine months ended September 30, 2020 compared to 3.4% for the same period in 2019.  Intermodal fuel expense decreased due to lower fuel prices.

Other Operating Expenses

Intermodal other operating expenses decreased $0.6 million, or 3.2%, to $18.3 million for the nine months ended September 30, 2020 compared to $18.9 million for the nine months ended September 30, 2019.  Other operating expenses were 12.4% of Intermodal operating revenue for the nine months ended September 30, 2020 compared to 11.6% from the same period in 2019. The decrease in Intermodal other operating expenses was primarily due to strong cost controls.

Income from Operations

Intermodal income from operations decreased by $5.4 million, or 29.5%, to $12.9 million for the nine months ended September 30, 2020 compared to $18.3 million for the nine months ended September 30, 2019.  Income from operations was 8.7% of Intermodal operating revenue for the nine months ended September 30, 2020 compared to 11.2% for the same period in 2019. The deterioration in operating income was primarily attributable to losing leverage on fixed costs such as salaries, wages and benefits, operating leases, depreciation and amortization and insurance due to the impact of COVID-19.

Other Operations - Nine Months Ended September 30, 2020 compared to Nine Months Ended September 30, 2019

Other operating activity was a $10.1 million operating loss during the nine months ended September 30, 2020 and a $12.6 million operating loss during the nine months ended September 30, 2019. The nine months ended September 30, 2020 included increased self-insurance reserves for vehicle and workers' compensation claims of $4.2 million and $1.1 million, respectively. These increases were primarily due to increases to our loss development factors for prior quarter claims. The remaining loss was primarily attributable to a $2.3 million litigation reserve, severance of $1.0 million, $0.7 million in share based compensation and $0.8 million of corporate costs previously allocated to the Pool segment that are not part of the discontinued operation. These costs represent corporate costs that will remain with the Company after the Pool business is divested.

The $12.6 million operating loss for the nine months ended September 30, 2019 was primarily due to increased self-insurance reserves for vehicle and workers' compensation claims of $7.8 million and $0.7 million, respectively. The increase in vehicle liability reserves was primarily due to a $6.5 million vehicle claim reserve for unfavorable development of second quarter 2019 claims. The remaining loss was attributed to $1.8 million in costs related to the CEO transition, including retention shares, and $1.1 million of corporate costs previously allocated to the Pool segment that are not part of the discontinued operation.

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

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital expenditures, with cash flows from operations and borrowings under our bank lines of credit. To improve our financial flexibility, we executed a $75.0 million amendment to increase this line on April 16, 2020 to $225.0 million. However, we continue to generate strong cash flows, and as a result, paid down $20.0 million on our credit facility on September 21, 2020. In addition, we deferred payroll and federal and state income tax payments as allowed by the Coronavirus Aid, Relief, and Economic Security ("CARES") Act, which resulted in an approximately $5 million cash flow benefit for the second quarter of 2020 and is expected to result in an approximately $8 million cash flow benefit for 2020. This includes cash flow benefits for the Company as a whole, including cash flows related to discontinued operations. Note that payroll taxes may be deferred for all of 2020, while federal and state income tax payments were only permitted to be deferred for the second quarter of 2020 and were due and payable on or before July 15, 2020. In addition, we took advantage of employee retention credits as allowed by the CARES Act of $0.8 million, which primarily benefited our discontinued operations in the second quarter of 2020. At this time, the Company does not expect any liquidity issues or inability in meeting its financial obligations.

As of September 30, 2020, the Company had $43.0 million in cash, which is approximately two times its target cash levels. As a result, we do not believe we have had significant limitations on accessing capital despite the current environment. Further, the Company is in compliance with all debt covenants as of September 30, 2020. In addition, the Company’s accounts receivables are stable and there are no known collection issues from its key customers as of September 30, 2020. There are also no customer or vendor concentration risks for which the loss of the applicable relationship would have a significant impact to the Company's cash flows from operations. See additional discussion in Item 1A, Risk Factors.

Nine Months Ended September 30, 2020 Cash Flows compared to Nine Months Ended September 30, 2019 Cash Flows

Continuing Operations

Net cash provided by continuing operating activities was approximately $80.5 million for the nine months ended September 30, 2020 compared to approximately $107.8 million for the nine months ended September 30, 2019. The $27.3 million decrease in cash provided by continuing operating activities was mainly attributable to a $27.6 million decrease in continuing net earnings after consideration of non-cash items.

Net cash used in continuing investing activities was approximately $71.0 million for the nine months ended September 30, 2020 compared to approximately $60.5 million during the nine months ended September 30, 2019. Continuing investing activities during the nine months ended September 30, 2020 included the acquisition of Linn Star for $55.9 million. Continuing investing activities for the nine months ended September 30, 2019 included the acquisitions of FSA for $27.0 million and OST for $12.0 million. In addition, the nine months ended September 30, 2020 included net capital expenditures of $15.0 million, of which approximately $9.8 million related to an organic investment to expand the capacity of the Company's national hub in Columbus, Ohio (CMH), which the Company announced on July 27, 2020. The nine months ended September 30, 2019 included net capital expenditures of $21.5 million primarily for new trailers, information technology and facility equipment.  The proceeds from disposal of property and equipment during the nine months ended September 30, 2020 and 2019 were primarily from sales of older tractors and trailers.

Net cash used in continuing financing activities was approximately $31.3 million for the nine months ended September 30, 2020 compared to net cash used in continuing financing activities of $38.1 million for the nine months ended September 30, 2019.  The $6.8 million increase in cash used in continuing financing activities was attributable to a $20.0 million repayment on the revolving credit facility, a $15.3 million increase in distributions to a subsidiary held for sale (Pool), the $5.3 million payment on the FSA earn-out and a $0.6 million decrease in proceeds from share-based award activity. The increases in cash used were partially offset by a $45.0 million increase in borrowings on the revolving credit facility and a $2.7 million decrease in the repurchase of common stock.

Discontinued Operations

Net cash used in discontinued operating activities was approximately $8.1 million for the nine months ended September 30, 2020 compared to net cash provided by discontinued operating activities was approximately $9.9 million for the nine months ended September 30, 2019. The $18.0 million decrease in cash provided by discontinued operating activities was primarily attributable to a decrease in discontinued net earnings after consideration of non-cash items.

Net cash used in discontinued investing activities was approximately $0.8 million for the nine months ended September 30, 2020 compared to approximately $3.5 million during the nine months ended September 30, 2019. The $2.7 million decrease in cash used in discontinued operations was due to changes in net capital expenditures primarily for trailers and facility equipment. Proceeds from disposal of property and equipment during the nine months ended September 30, 2020 and 2019 were primarily from sales of older tractors and trailers.

Net cash provided by discontinued financing activities was approximately $8.9 million for the nine months ended September 30, 2020 compared to net cash used in discontinued financing activities of $6.5 million for the nine months ended September 30, 2019.  The $15.3 million increase in cash provided by discontinued financing activities was attributable to contributions from the parent as discussed above.

Credit Facility

See Note 7, Senior Credit Facility, to our Consolidated Financial Statements for a discussion of the senior credit facility.

Share Repurchases

See Note 12, Shareholders' Equity, to our Consolidated Financial Statements for a discussion of our share repurchases and dividends during the period.

Forward-Looking Statements

This report contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. In this Form 10-Q, forward-looking statements include, but are not limited to, any statements regarding the impact of the COVID-19 pandemic on our business, results of operations and financial condition, including the impacts on our LTL, Intermodal and Pool businesses, our ability to emerge as a stronger LTL competitor, our pursuit of new revenue opportunities and steps to bolster our liquidity; any projections of earnings, revenues, dividends, or other financial items or methods of interpretation or measurement; any statements of plans, strategies, and objectives of management for future operations, including, without limitation, future plans for the divestiture of our Pool business; any statements regarding future performance; any statements regarding future insurance, claims and litigation and any associated estimates or projections; any statements concerning proposed or intended new services or developments and related integration costs; any statements regarding intended expansion through acquisition or greenfield start-ups; any statements regarding future economic conditions or performance based on our business strategy, including acquisitions; any statements related to our ESG and sustainability initiatives and operations; any statements regarding certain tax and accounting matters, including the impact on our financial statements; and any statements of belief and any statements of assumptions underlying any of the foregoing. Some forward-looking statements may be identified by use of such terms as “believes,” “anticipates,” “intends,” “plans,” “estimates,” “projects” or “expects.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The following is a list of factors, among others, that could cause actual results to differ materially from those contemplated by the forward-looking statements: economic factors such as recessions, inflation, higher interest rates and downturns in customer business cycles, the impact of the COVID-19 pandemic on our business, results of operations and financial condition, the creditworthiness of our customers and their ability to pay for services rendered, more limited liquidity than expected which limits our ability to make key investments, the availability and compensation of qualified independent owner-operators and freight handlers as well as contracted, third-party carriers needed to serve our customers’ transportation needs, the inability of our information systems to handle an increased volume of freight moving through our network, changes in fuel prices, our inability to maintain our historical growth rate because of a decreased volume of freight or decreased average revenue per pound of freight moving through our network, loss of a major customer, increasing competition and pricing pressure, our ability to secure terminal facilities in desirable locations at reasonable rates, our inability to successfully integrate acquisitions, claims for property damage, personal injuries or workers’ compensation, enforcement of and changes in governmental regulations, environmental and tax matters, insurance matters, the handling of hazardous materials, the outcome and impact of the 2020 presidential election and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2019. As a result of the foregoing, no assurance can be given as to future financial condition, cash flows or results of operations. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting during the three months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The extent to which the COVID-19 outbreak impacts our business, results of operations and financial condition will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration, spread, severity and impact of the COVID-19 outbreak, the effects of the outbreak on our customers and suppliers and the remedial actions and stimulus measures adopted by local and federal governments, and to what extent normal economic and operating conditions can resume. In particular, the continued spread of COVID-19 and efforts to contain the virus could:

•continue to impact customer demand of the Company’s transportation services;
•cause the Company to experience an increase in costs as a result of the Company’s emergency measures, delayed payments from customers and uncollectable accounts;
•cause delays and disruptions in the supply chain resulting in disruptions in the commercial operation dates of certain projects; and
•cause other unpredictable events.

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

The situation surrounding COVID-19 remains fluid and may be further impacted by the outcome of the 2020 presidential election. Even after the COVID-19 outbreak has subsided, we may continue to experience materially adverse impacts to our business as a result of any economic recession or depression that has occurred or may occur in the future, and the potential for a material impact on the Company’s results of operations, financial condition, and liquidity increases the longer the virus impacts activity levels in the United States and globally. For this reason, we cannot reasonably estimate with any degree of certainty the future impact COVID-19 may have on the Company’s results of operations, financial position, and liquidity. The extent to which the COVID-19 pandemic may impact the Company’s business, operating results, financial condition, or liquidity will depend on future developments, including the duration of the outbreak, travel restrictions, business and workforce disruptions, and the effectiveness of actions taken to contain and treat the disease.

We periodically evaluate factors including, but not limited to, macroeconomic conditions, changes in our industry and the markets in which we operate and our market capitalization, as well as our reporting units’ expected future financial performance for purposes of evaluating asset impairments, including goodwill. We believe that the impact of COVID-19 will negatively affect certain key assumptions used in our analysis; however, we will need to assess the severity and nature of the long-term impacts to determine if we may be required to record charges for asset impairments in the future. At this time, it remains uncertain whether and to what extent we will need to record charges for impairments as a result of the recent and ongoing COVID-19 outbreak.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

Information regarding repurchases of our shares during the third quarter of 2020 is as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs (1)
July 1-31 2020	—	$—	—	3,886,950
August 1-31, 2020	320,291	57.51	320,291	3,566,659
September 1-30, 2020	198,208	58.57	198,208	3,368,451
Total	518,499	$57.94	518,499	3,368,451

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

On July 28, 2020, the Company entered into an amended and restated consulting agreement with Matthew J. Jewell, one of its former executive officers, effective July 1, 2020 and expiring December 31, 2020 unless earlier terminated (the “Consulting Agreement”). The Consulting Agreement amended and restated, in its entirety, a consulting agreement between Mr. Jewell and the Company dated June 14, 2020. The Consulting Agreement is automatically renewed for successive 30-day periods unless (i) either party provides written notice of non-renewal at least five days prior to the end of the expiring term or (ii) the Consulting Agreement has been earlier terminated. Pursuant to the Consulting Agreement, Mr. Jewell will provide certain consulting services to the Company and will receive a monthly fee of $20,000. Additionally, the Company will pay Mr. Jewell an acquisition fee relating to completed acquisitions on which Mr. Jewell advised the Company in accordance with the terms and conditions set forth in the Consulting Agreement. Mr. Jewell will continue to be subject to the restrictive covenants set forth in his existing Participation and Restrictive Covenants Agreement, dated May 31, 2019, until the later of (i) June 30, 2021 or (ii) six months following the end of the consulting period. Pursuant to the Consulting Agreement, the time period for Mr. Jewell to exercise his vested stock options shall extend to the earlier of (i) the termination of the Consulting Agreement or (ii) the original term of each vested stock option as provided in the applicable stock option agreement; provided, however, that in no event will the exercise period for any vested stock option expire prior to September 28, 2020.

Item 6.	Exhibits.

In accordance with SEC Release No. 33-8212, Exhibits 32.1 and 32.2 are to be treated as “accompanying” this report rather than “filed” as part of the report.

No.	Exhibit
3.1
Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999 (File No. 0-22490))

3.2
Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2017 (File No. 0-22490))

10.1
Amended and Restated Consulting Agreement effective July 28, 2020, between Forward Air Corporation and Matthew J. Jewell (incorporated herein by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2020, filed with the Securities and Exchange Commission on July 31, 2020 (File No. 0-22490))

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

Forward Air Corporation
Date: October 30, 2020	By:	/s/ Michael J. Morris
Michael J. Morris Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)