Form 10-K
period 2020-12-31
FORWARD AIR CORP
filed 2021-03-01
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

    ☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes ☑  No ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the Registrant was approximately $1,007,054,447 as of June 30, 2020.

The number of shares outstanding of the Registrant’s common stock (as of February 19, 2021): 27,529,073.

Documents Incorporated By Reference

Portions of the proxy statement for the 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this report.

Introductory Note

This Annual Report on Form 10-K for the fiscal year ended December 31, 2020 (this “Form 10-K”) contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. In this Form 10-K, forward-looking statements include, but are not limited to, any statements regarding the impact of the COVID-19 pandemic on our business, results of operations, future operations and financial condition; any projections of earnings, revenues, payment of dividends, other financial items or related accounting treatment, or cost reduction measures; any statements regarding future performance; any statements regarding the availability of cash; any statements regarding the impact of the Ransomware Incident on our business, future operations and results; any statements of plans, strategies, and objectives of management for future operations; any statements regarding future insurance, claims and litigation and any associated estimates or projections; any statements regarding regulation and legislative impacts on our business; any statements concerning proposed or intended, new services, developments or integration measures; any statements regarding our technology and information systems, including the effectiveness of each; any statements regarding competition, including our specific advantages, the capabilities of our segments, including the integration of services and our geographic location; any statement regarding our properties; any statements regarding intended expansion through acquisition or greenfield startups; any statements regarding future business, economic conditions or performance; any statements regarding our ESG and sustainability initiatives; any statement regarding certain tax and accounting matters, including the impact on our financial statements; and any statements of belief and any statements of assumptions underlying any of the foregoing. Some forward-looking statements may be identified by use of such terms as “believes,” “anticipates,” “intends,” “plans,” “estimates,” “projects” or “expects.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The following is a list of factors, among others, that could cause actual results to differ materially from those contemplated by the forward-looking statements: economic factors such as recessions, inflation, higher interest rates and downturns in customer business cycles, the COVID-19 pandemic, our ability to manage our growth and ability to grow, in part, through acquisitions, while being able to successfully integrate such acquisitions, our ability to secure terminal facilities in desirable locations at reasonable rates, more limited liquidity than expected which limits our ability to make key investments, the creditworthiness of our customers and their ability to pay for services rendered, our inability to maintain our historical growth rate because of a decreased volume of freight or decreased average revenue per pound of freight moving through our network, the availability and compensation of qualified Leased Capacity Providers and freight handlers as well as contracted, third-party carriers needed to serve our customers’ transportation needs, our inability to manage our information systems and inability of our information systems to handle an increased volume of freight moving through our network, the occurrence of cybersecurity risks and events, market acceptance of our service offerings, claims for property damage, personal injuries or workers’ compensation, enforcement of and changes in governmental regulations, environmental, tax, insurance and accounting matters, the handling of hazardous materials, changes in fuel prices, loss of a major customer, increasing competition and pricing pressure, our dependence on our senior management team and the potential effects of changes in employee status, seasonal trends, the occurrence of certain weather events, restrictions in our charter and bylaws. As a result of the foregoing, no assurance can be given as to future financial condition, cash flows or results of operations. Except as required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Part I

Item 1. Business

Overview

Forward Air (“Forward”, the “Company”, “we”, “our”, or “us”) is a leading asset-light freight and logistics company. We provide less-than-truckload (“LTL”), final mile, truckload and intermodal drayage services across the United States and in Canada. We offer premium services that typically require precision execution, such as expedited transit, delivery during tight time windows and special handling. We utilize an asset-light strategy to minimize our investments in equipment and facilities and to reduce our capital expenditures. Forward Air was formed as a corporation under the laws of the State of Tennessee on October 23, 1981. Our common stock is listed on the Nasdaq Global Select Market under the symbol “FWRD”.

Discontinued Operation

On April 23, 2020, the Board approved a strategy to divest our Pool Distribution segment (“Pool”) within the next year. Pool provides high-frequency handling and distribution of time sensitive product to numerous destinations within a specific geographic region. Pool offers this service throughout the Mid-Atlantic, Southeast, Midwest and Southwest United States. Accordingly, Pool has been classified as assets held for sale as of December 31, 2020 and for all prior periods presented. Pool assets and liabilities are reflected as “Assets and liabilities held for sale” on the Consolidated Balance Sheets in this Form 10-K. In addition, the results of operations for Pool have been presented in this Form 10-K as a discontinued operation and as a result, unless otherwise noted, the discussion in this Form 10-K only focuses on results of continuing operations. The sale of Pool was consummated on February 12, 2021.

Ransomware Incident

In December 2020, we detected a ransomware incident impacting our operational and information technology systems, which caused service delays for many of our customers (“Ransomware Incident”). Promptly upon our detection of the incident, we initiated response protocols, launched an investigation and engaged the services of cybersecurity and forensics professionals. We have also engaged with the appropriate law enforcement authorities. We continue to cooperate with law enforcement in connection with the criminal investigation into those responsible for the Ransomware Incident.

Services Provided

Our services are classified into two reportable segments: Expedited Freight and Intermodal. For financial information relating to each of our business segments, see Note 11, Segment Reporting to our Consolidated Financial Statements included in this Form 10-K.

Expedited Freight. We operate a comprehensive national network to provide expedited regional, inter-regional and national LTL services. Expedited Freight offers customers local pick-up and delivery and other services including final mile, truckload, shipment consolidation and deconsolidation, warehousing, customs brokerage and other handling. We plan to grow our LTL and final mile geographic footprints through greenfield start-ups as well as acquisitions. During the year ended December 31, 2020, Expedited Freight accounted for 84.5% of our consolidated revenue.

Intermodal. We provide first- and last-mile high value intermodal container drayage services both to and from seaports and railheads. Intermodal also offers dedicated contract and Container Freight Station (“CFS”) warehouse and handling services. Today, Intermodal operates primarily in the Midwest and Southeast, with a smaller operational presence in the Southwest and Mid-Atlantic United States. We plan to grow Intermodal’s geographic footprint through acquisitions as well as greenfield start-ups where we do not have an acceptable acquisition target. During the year ended December 31, 2020, Intermodal accounted for 15.7% of our consolidated revenue.

Strategy

Our strategy is to take advantage of our core competencies in precision execution to provide asset-light freight and logistics services in order to profitably grow in the premium segments of the markets we serve. Principal components of our efforts include:
•Expand Service Offerings. We believe we can increase freight volumes and revenues by offering new and enhanced services that address more of our customers’ premium transportation needs. In the past few years, we have added or enhanced LTL pickup and delivery, final mile solutions, expedited truckload, temperature-controlled shipments, warehousing, drayage, customs brokerage and shipment consolidation and handling services. These services benefit our existing customers and increase our ability to attract new customers. We also believe we can increase freight volumes by providing services to customers like third-party logistics companies and international freight forwarders that have historically represented a small percentage of our customer base and by opening new terminals in under penetrated markets away from airport locations.

•Pursue Strategic Acquisitions. We continue to evaluate and pursue acquisitions that support our growth strategy that involves organic infrastructure investments, as well as inorganic investments, including acquisitions of complementary businesses. In 2014 we created the foundation for what is our Intermodal segment by acquiring Central States Trucking Co. (“CST”). Since the acquisition of CST, we have completed ten additional intermodal acquisitions including O.S.T. Trucking, Inc. and O.S.T. Logistics Inc. (collectively, “O.S.T.”) in July 2019 and Value Logistics, Inc. (“Value Logistics”) in October 2020. In order to enhance our final mile footprint, we acquired FSA Network, Inc. (“FSA”) in April 2019, Linn Star Holdings, Inc., Linn Star Transfer, Inc. and Linn

Star Logistics, LLC (collectively, “Linn Star”) in January 2020 and CLW Delivery, Inc. (“CLW”) in October 2020.

•Enhance Information Systems. We are committed to the development and enhancement of our information systems in order to provide us competitive service advantages and increased productivity. We believe our information systems have and will assist us in capitalizing on new business opportunities with existing and new customers.

Operations

The following describes in more detail the operations of each of our reportable segments: Expedited Freight and Intermodal.

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

Shipments

During 2020, approximately 29% of the freight handled by our LTL network was for overnight delivery, approximately 57% was for delivery within two to three days and the balance was for delivery in four or more days.

The average weekly volume of freight moving through our LTL network was approximately 46.3 million pounds per week in 2020. During 2020, our average shipment weighed approximately 605 pounds. Although we impose no significant size or weight restrictions, we focus our marketing and price structure on shipments of 200 pounds or more.

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

The table below summarizes the average weekly volume of freight moving through our LTL network for each year since 2006.

Average Weekly
Volume in Pounds
Year	(In millions)
2006	32.2
2007	32.8
2008	34.2
2009	28.5
2010	32.6
2011	34.0
2012	34.9
2013	35.4
2014	37.4
2015	47.2
2016	46.5
2017	49.5
2018	50.2
2019	48.6
2020	46.3

Transportation

Expedited Freight’s licensed motor carrier contracts with independent contractor fleets, owner-operators and other third-party transportation capacity providers for most of its transportation services. Our independent contractor fleet owners and owner-operators lease their equipment to the Company’s motor carrier (“Leased Capacity Providers”) and own, operate and maintain their own tractors and employ their own drivers. Our freight handlers load and unload our trailers and vehicles for hauling by our Leased Capacity Providers between our terminals.

We seek to establish long-term relationships with Leased Capacity Providers to assure dependable service and availability. We believe Expedited Freight has experienced significantly higher average retention of Leased Capacity Providers compared to other over-the-road transportation providers. Expedited Freight has established specific guidelines relating to safety records, driving experience and personal evaluations that we use to select our Leased Capacity Providers. To enhance our relationship with the Leased Capacity Providers, Expedited Freight seeks to pay rates that are generally above prevailing market rates and our Leased Capacity Providers often are able to negotiate a consistent work schedule for their drivers. Usually, Leased Capacity Providers negotiate schedules for their drivers that are between the same two cities or along a consistent route, improving quality of work life for the drivers of our Leased Capacity Providers and, in turn, increasing the retention rate of Leased Capacity Providers.

As a result of efforts to expand our logistics and other services, and in response to seasonal demands and volume surges in particular markets, we also purchase transportation from other surface transportation providers to handle overflow volume. Of the $583.5 million incurred for Expedited Freight's transportation during 2020, we purchased 44% from the Leased Capacity Providers of our licensed motor carrier, 35% from our company fleet and 21% from other surface transportation providers.

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

Expedited Freight offers final mile services which include the delivery and installation of heavy bulky appliances such as washing machines, dryers, dishwashers and refrigerators. Through the acquisition of FSA Logistix in 2019 and acquisition of Linn Star in January 2020, Expedited Freight significantly expanded its final mile geographic footprint and now operates in 109 locations nationwide. Expedited Freight is also increasingly integrating these deliveries into its LTL pickup and delivery and terminal operations so as to increase network density and lower overall LTL unit costs.

Expedited Freight offers truckload services which include expedited truckload brokerage, dedicated fleet services, as well as high security and temperature-controlled logistics services.

Other Expedited Freight services allow customers to access the following services from a single source:

•customs brokerage;
•warehousing, dock and office space;
•hotshot or ad hoc ultra-expedited services; and
•shipment consolidation and handling, such as shipment build-up and break-down and reconsolidation of air or ocean pallets or containers.

Customers

Our Expedited Freight wholesale customer base is primarily comprised of freight forwarders, third-party logistics (“3PL”) companies, integrated air cargo carriers and passenger, cargo airlines, steamship lines and retailers. Expedited Freight’s freight forwarder customers vary in size from small, independent, single facility companies to large, international logistics companies. Our dependable service and wide-ranging service offerings also make Expedited Freight an attractive option for 3PL providers, which is one of the fastest growing segments in the transportation industry. Because we deliver dependable service, integrated air cargo carriers use our network to provide overflow capacity and other services, including shipment of bigger packages and pallet-loaded cargo. In 2020, Expedited Freight’s ten largest customers accounted for approximately 59% of its operating revenue and had one customer with revenue greater than 10% of Expedited Freight operating revenue for 2020. One customer accounted for more than 10% of our consolidated revenue.

Intermodal

Overview

Our Intermodal segment provides first- and last-mile high value intermodal container drayage services both to and from seaports and railheads. Intermodal also offers dedicated contract and container freight station (“CFS”) warehouse and handling services. Today, Intermodal operates primarily in the Midwest and Southeast, with smaller operational presence in Southwest and Mid-Atlantic United States. We plan to expand beyond our current geographic footprint through acquisitions as well as greenfield start-ups where no suitable acquisition is available. Intermodal also provides linehaul and local less-than-truckload service in the Midwest, as well as CFS warehousing services (e.g. devanning, unit load device build-up/tear-down, and security screening) for air and ocean import/export freight at five (5) of its Midwest terminals (Chicago, Cleveland, Milwaukee, Indianapolis and Detroit). Our Intermodal service differentiators include:

•Immediate proof of delivery (“POD”) and Signature Capture capability via tablets;
•All drivers receive dispatch orders on hand-held units and are trackable via GPS; and
•Daily container visibility and per diem management reports.

Operations

Intermodal’s primary office is located in Oak Brook, Illinois. Intermodal’s network consists of 24 locations primarily in the Midwest and Southeast, with a smaller operational presence in the Southwest and Mid-Atlantic United States.

Transportation

Intermodal utilizes a mix of Company-employed drivers, Leased Capacity Providers and third-party carriers. During 2020, approximately 73% of Intermodal’s direct transportation expenses were provided by Leased Capacity Providers, 24% by Company-employed drivers, and 3% by third-party carriers.

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

Customers

Intermodal’s customer base is primarily comprised of international freight forwarders, passenger and cargo airlines, beneficial cargo owners and steamship lines. In 2020, Intermodal’s ten largest customers accounted for approximately 32% of its operating revenue and had no customers with revenue greater than 10% of Intermodal operating revenue for 2020.

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

Workforce

We recognize that our workforce, including our freight handlers, is our most valuable asset. We strive to put people at the center of everything we do by empowering our workforce to improve their lives and realize their full potential. The recruitment, training and retention of qualified employees are essential to support our continued growth and to meet the service requirements of our customers.

As of December 31, 2020, we had 3,774 full-time employees, 918 of whom were freight handlers and an additional 370 part-time employees, the majority of whom were freight handlers. In 2020, none of our employees were covered by a collective bargaining agreement.

Roadway Health and Safety

We are committed to educating our people and promoting driver health and wellness through routine communication campaigns and information designed to improve knowledge and produce safer results. Drivers of our Leased Capacity Providers complete a three-day safety orientation as part of their onboarding where they are assigned several training courses. Safety trainings may also be assigned on an ongoing basis, based on driving behaviors.

We invest in a variety of programs focused on improving and maintaining driver health and wellness. We provide drivers access to a fatigue management service with the goal of reducing fatigue-related accidents and encouraging healthy, restful sleep. We have implemented fleet safety equipment, including electronic monitoring systems, to track driver safety, well-being, and health through monitoring of speed and proper hours-of-service-required rest breaks.

We provide a quarterly safety bonus and annual vehicle giveaway to incentivize our Leased Capacity Providers to promote safe driving practices. These initiatives celebrate drivers of our Leased Capacity Providers who have zero moving violations or accidents each quarter. Drivers who obtain four quarterly bonuses are eligible to win a new vehicle. In 2020, 325 divers qualified for the vehicle giveaway, a 172% increase since the inception of the program in 2018. Looking ahead, we will continue to identify and promote opportunities to adopt health and wellness practices for the drivers of our Leased Capacity Providers.

Workplace Health and Safety

We are committed to maintaining safe facilities for our employees and independent contractors. We are also committed to evaluating our practices and training our employees and independent contractors to prevent workplace incidents.

Beyond our roadway safety focus, we employ, maintain, and monitor a robust health and safety program for all of our workers, which establishes procedures and policies to prevent workplace incidents. Policies and procedures exist to investigate accidents and monitor lessons learned, driving continuous improvement in the health and safety practices across our facilities. All of our employees are assigned to 36 training courses as part of onboarding and employees may be assigned additional refresher trainings based on corrective action or identified risk.

Diversity and Inclusion

We are committed to creating an even more diverse, equitable, and inclusive work environment than we have today. Our commitment to a diverse and inclusive workplace begins at the top, starting with our Board. Diversity in race, ethnicity, and gender are important factors in evaluating candidates for board nominees and since July 2017, we have added three female directors to our Board. We believe diverse backgrounds and experiences are important to provide a range of perspectives to overcome challenges, improve business performance, and support good decision making.

The skills and talents of our diverse workforce drive our performance and we respect the value they bring to our business. We strive for a diverse and inclusive environment where everyone can contribute and thrive. We have an ongoing commitment to ensure we have a diverse workforce and Board presence. We understand that a welcoming workplace attracts top talent, which drives performance and profitability. We seek candidates from all backgrounds, to continue to build our industry’s most qualified workforce.

In 2020, we created a Diversity and Inclusion (“D&I”) Council to promote employee inclusion and engagement through initiatives that celebrate the diversity of our employees. As an organization that puts people at the center of everything we do, our vision is increased employee engagement and retention in part through enhanced D&I practices. Our assessment identified several D&I improvement activities that foster an inclusive environment:

•Incorporate additional D&I training into our education programs for employees and leadership.
•Engage our employees in the celebration of diversity. We plan to launch a series of Employee Resource Groups to foster an inclusive environment and better understand our colleagues’ backgrounds.
•Assess our current benefits program to identify improvement opportunities to support our increasingly diverse employees’ unique needs.

Our employees are also offered three D&I trainings throughout the year, Understanding Diversity, Generational Awareness, and Emotional Intelligence.

Compensation and Benefits

One of the most important ways we support our employees and their families is through a comprehensive benefits package for all full-time employees. Our employees have access to the following:

•Competitive Benefits. We provide a strong benefit package to employees that includes health care insurance, dental insurance, vision insurance, Company-paid life insurance, paid time off, Company-paid holidays, family medical leave, and a 401(k) with a Company match.
•Wellness Program. The Employee Wellness Program provides access to annual medical screenings and health fairs, at no cost to the employee, to help keep employees healthy. Additionally, the Employee Wellness Program provides discounted gym memberships, free weight loss and smoking cessation programs, a healthy pregnancy program with incentives, and an Employee Assistance program.
•Work / Life Balance. We understand that a work / life balance is important to our employees. We are consistently improving our paid time off benefits for all of our employees, which allows us to retain and recruit quality employees.

Beyond our benefits package, career advancement has always been at the forefront for our employees and we truly pride ourselves with being able to promote from within. Our continuous learning workshops range from customer service to leadership and beyond. We strive to provide meaningful development opportunities for 100% of our employee population.

Equipment

We manage a trailer pool that is utilized by all of our reportable segments to move freight through our networks. Our trailer pool includes dry van, refrigerated and roller-bed trailers, and substantially all of our trailers are 53 feet long. We own the majority of the trailers we use, but we supplement at times with leased trailers. As of December 31, 2020, we had 6,009 owned trailers in our fleet with an average age of approximately five years. In addition, as of December 31, 2020, we also had 162 leased trailers in our fleet. As of December 31, 2020, we had 232 owned tractors and straight trucks in our fleet, with an average age of approximately eight years. In addition, as of December 31, 2020, we also had 567 leased tractors and straight trucks in our fleet.

Environmental Protection and Community Support

At Forward, we embrace a comprehensive definition of sustainability that addresses Environmental, Social, and Governance factors (“ESG”). To our employees, our communities, our customers, our suppliers, and our investors, each impact area matters.

In 2019, Forward’s Board amended the Corporate Governance and Nominating (“CG&N”) Committee Charter to oversee our efforts related to environmental, social, and governance matters, and management of sustainability-related risks and opportunities. At least twice a year, the CG&N Committee is updated on each of these topics and provides feedback and recommendations that it deems appropriate.

At the beginning of 2020, Forward’s leadership created and staffed the Head of Corporate ESG role to provide oversight of Forward’s ESG vision, strategic planning, performance management and improvement activities. Shortly after, Forward initiated an ESG market analysis and benchmarking exercise that explored the ESG issues that most impact transportation and logistics industries and marketplaces.

In second quarter of 2020, we began to conduct an ESG assessment, starting with a third-party stakeholder assessment that served as a basis for identifying and prioritizing ESG topics most relevant to our industry, our business, and our stakeholders. The assessment’s findings yielded initial topics that we recognized as important. We followed with a more in-depth assessment of risks and opportunities, utilizing Sustainable Accounting Standards Board (“SASB”) standards as a guide, in order to further refine our disclosure topics and gain stakeholder alignment. SASB identifies Forward as part of the “Airfreight and Logistics” industry; we decided to also incorporate the disclosure topics under “Road Transportation” to assure that all relevant topics for our business were represented in this analysis.

This more detailed assessment yielded clarity of our ESG topics and prioritization based on the degree of both qualitative and quantitative impact to our business. We identified ten ESG topic priority areas relevant to Forward’s business and mapped each to widely adopted ESG reporting standards as identified by SASB. Within these ten topic areas, we identified specific related risks and opportunities, and aligned on improvement activities.

The following are the ten ESG topic priority areas we identified relevant to our business and the foundation for our sustainability approach:

•Roadway Health & Safety; Workplace Health & Safety; Independent Contractor Practices; Diversity & Inclusion Practices; Community Impact & Partnerships; Measure & Disclose; Information Security; Responsible Supplier Practices; GHG Emissions Reduction Practices; and Air Quality Practices

Beyond our roadway safety focus, Forward employs, maintains, and monitors a robust Health and Safety program for all of our workers which establishes procedures and policies to prevent workplace incidents. As part of our assessment, we have identified improvement activities to develop a comprehensive Emergency Preparedness Plan (“EPP”) for all our facilities. The EPP is under development and in compliance with OSHA 29 CFR 1910 standards and FMCSA 49 CFR. When completed in 2021, we will distribute and maintain this EPP for employees and independent contractors alike, across our facilities and corporate offices.

We are committed to supporting and giving back to the communities where we live and work, particularly through the support of our employee Veterans, and to the community of Veterans in North America.

We continue to support our Veterans through our charitable organization, Operation: Forward Freedom, a manifestation of our Company’s ongoing commitment to Veteran-related causes. Operation Forward Freedom’s largest fundraising event is intended to be The Inaugural Drive for Hope Golf tournament. In 2020, the Inaugural Drive For Hope Golf Tournament was postponed due to COVID-19.

We also partner with non-profit organizations that positively impact our communities and our industry. Through our partnership with Truckers Against Trafficking, we have conducted training for over-the-road drivers to educate and equip them with the tools needed to combat human trafficking.

Forward partners with Women in Trucking to encourage and promote the employment of women within our industry. Our team of drivers is currently comprised of 15% women, roughly twice the U.S. industry average, and we continue to seek opportunities to improve upon that percentage.

Forward is committed to promoting a healthier natural environment by striving for continuous environmental improvements in all aspects of our business.

Forward is currently reducing emissions and energy consumption through several ongoing programs, including:

•installation of LED lighting in various facilities;
•installation of skirts on all of our trailers to improve fuel efficiency; and
•and employment of electric forklifts for our intermodal and final mile facilities.

Forward is also aligning with industry certifications, continuing to be a SmartWay certified company. SmartWay is a certification from the U.S. Environmental Protection Agency (“EPA”) verifying company compliance with EPA regulations, including fuel efficiency ranges and emission standards.

We recognize the value in describing our sustainability focus and plan to publish our first ESG report in the first quarter of 2021. We are committed to making our results count across the country and will continue to update our future disclosures accordingly.

Risk Management and Litigation
Under DOT regulations, we are liable for bodily injury and property damage caused by Leased Capacity Providers and employee drivers while they are operating equipment under our various motor carrier authorities. The potential liability associated with any accident can be severe and occurrences are unpredictable.

For vehicle liability, we retain a portion of the risk. Below is a summary of our risk retention on vehicle liability insurance coverage maintained by us through $10.0 million (in millions):

	Risk Retention	Frequency	Layer	Policy Term
Expedited Freight¹
LTL business	$3.00	Occurrence/Accident²	$0 to $3.0	10/1/2020 to 10/1/2021
Truckload business	$2.00	Occurrence/Accident²	$0 to $2.0	10/1/2020 to 10/1/2021
LTL and Truckload businesses	$6.00	Policy Term Aggregate³	$3.0 to $5.0	10/1/2020 to 10/1/2021
LTL and Truckload businesses	$5.00	Policy Term Aggregate³	$5.0 to $10.0	10/1/2020 to 10/1/2021

Intermodal	$0.25	Occurrence/Accident²	$0 to $0.25	4/1/2020 to 10/1/2021

¹ Excluding the Final Mile business, which is primarily a brokered service.
² For each and every accident, we are responsible for damages and defense up to these amounts, regardless of the number of claims associated with any accident.
³ During the Policy Term, we are responsible for damages and defense within the stated Layer up to the stated, aggregate amount of Risk Retention before insurance will respond.

Also, from time to time, when brokering freight, we may face claims for the “negligent selection” of outside, contracted carriers that are involved in accidents, and we maintain third-party liability insurance coverage with a $0.1 million deductible per occurrence for most of our brokered services. Additionally, we maintain workers’ compensation insurance with a self-insured retention of $0.5 million per occurrence. We cannot guarantee that our self-insurance retention levels will not increase and/or that we may have to agree to more unfavorable policy terms as a result of market conditions, poor claims experience or other factors. We could incur claims in excess of our policy limits or incur claims not covered by our insurance. Any claims beyond the limits or scope of our insurance coverage may have a material adverse effect on us. Because we do not carry “stop loss” insurance, a significant increase in the number of claims that we must cover under our self-insurance retainage could adversely affect our profitability. In addition, we may be unable to maintain insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against losses.

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

Regulation

We are regulated by various United States and state agencies, including the DOT. The DOT and the Federal Motor Carrier Safety Administration (“FMCSA”), an agency within the DOT, manages a Compliance, Safety, Accountability initiative (“CSA”) which governs matters such as safety requirements and compliance, registration to engage in motor carrier operations, drivers’ hours of service (“HOS”) requirements, and certain mergers, consolidations, and acquisitions. We are also subject to laws and regulations under the U.S. Environmental Protection Agency and the Occupational Safety and Health Administration, which regulate safety, the supervision of hazardous materials, water discharges, air emissions, solid waste disposal and the release and cleanup of other substances. These regulatory authorities have broad powers, generally governing matters such as authority to engage in motor carrier operations, as well as motor carrier registration, driver hours of service, safety and fitness of transportation equipment and drivers, transportation of hazardous materials, certain mergers and acquisitions and periodic financial reporting. The trucking industry is also subject to regulatory and legislative changes from a variety of other governmental authorities, which address matters such as: increasingly stringent environmental, occupational safety and health regulations, limits on vehicle weight and size, ergonomics, port security, and hours of service. In addition, we are subject to compliance with cargo-security and transportation regulations issued by the Transportation Security Administration and Customs and Border Protection (“CBP”) within the U.S. Department of Homeland Security, and our domestic customs brokerage operations are licensed by CBP.

We are also subject to employment laws and regulations, including the changing regulatory landscape, with the potential effects of California Assembly Bill 5 (“California AB5”), which introduced a new test for determining worker classification that is viewed as expanding the scope of employee relationships and narrowing the scope of independent contractor relationships.

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

Service Marks

Through one of our subsidiaries, we hold federal trademark registrations or applications for federal trademark registration, associated with the following service marks: Forward Air, Inc.®, North America’s Most Complete Roadfeeder Network®, Keeping Your Business Moving Forward®, Forward Air®, Forward Air Complete®, PROUD®, Total Quality, Inc.®, TQI, Inc.®, TQI®, Central States Trucking Co.®, First in “Last Mile” Home Delivery®, FSA Logistix®, FSA Logistix A Final Mile Company®, FSA Network, Inc.®, Forward CST Because it matters, think Forward SM, Forward LTL Because it matters, think Forward SM, Final Forward Mile Because it matters, think Forward SM, Forward Truckload Services Because it matters, think Forward SM, and Forward Solutions Because it matters, think Forward SM, Precision Execution Safe. On-Time. Accurate. Reliable SM, and ForwardSM. These marks are of significant value to our business.

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

Information About our Executive Officers

The current executive officers of the Company, as of February 26, 2021 are listed below. The ages listed below are as of December 31, 2020.

    The following are our executive officers:

Name	Age	Position
Thomas Schmitt	55	President, Chief Executive Officer and Executive Chairman
Michael J. Morris	52	Chief Financial Officer and Treasurer
Michael L. Hance	48	Chief Legal Officer & Secretary
Chris C. Ruble	58	Chief Operating Officer
Scott E. Schara	53	Chief Commercial Officer

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

Chris C. Ruble has served as Chief Operating Officer for the entire Company since May 2019. Mr. Ruble was Chief Operating Officer for the Company’s LTL, including Final Mile and Pool Distribution segments from June 2018 to May 2019. Prior to this role, Mr. Ruble was President, Expedited Services from January 2016 to June 2018, Executive Vice President, Operations from August 2007 to January 2016, and Senior Vice President, Operations from October 2001 until August 2007. He was a Regional Vice President from September 1997 to October 2001 and a regional manager from February 1997 to September 1997, after starting with the Company as a terminal manager in January 1996. From June 1986 to August 1995, Mr. Ruble served in various management capacities at Roadway Package System, Inc.

Scott E. Schara has served as Chief Commercial Officer since August 2020. Prior to joining the Company, Mr. Schara served as Chief Commercial Officer of Coyote Logistics Inc. (“Coyote Logistics”) since June 2019 and in other various leadership positions of increasing responsibility since he began his career at Coyote Logistics in 2010, including President, Global Sales and Executive Vice President, Strategic Accounts. From 2008 to 2010, Mr. Schara served as Assistant Vice President of Enterprise Development at Hub Group, Inc. (“Hub Group”) and as Regional Sales Manager at Hub Group from 2005 to 2008. Mr. Schara held various other leadership positions at Alliance Shippers, Inc. from 2004 to 2005, The Home Depot, Inc. from 2000 to 2004 and at Exel Logistics, Inc. from 1995 to 2000.

Other information required by this item is incorporated herein by reference to our proxy statement for the 2021 Annual Meeting of Shareholders (the “2021 Proxy Statement”). The 2021 Proxy Statement will be filed with the SEC not later than 120 days subsequent to December 31, 2020.

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

Risks Relating to Our Business and Operations

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

We are sensitive to changes in overall economic conditions that impact customer shipping volumes, industry freight demand and industry truck capacity. The transportation industry historically has experienced cyclical fluctuations in financial results due to economic recession, downturns in business cycles of our customers, interest and currency rate fluctuations, inflation and other economic factors beyond our control. Changes in U.S. trade policy could lead to ‘trade wars’ impacting the volume of economic activity in the United States, and as a result, trucking freight volumes may be materially reduced. Such a reduction may materially and adversely affect our business. Deterioration in the economic environment subjects our business to various risks, including the following that may have a material and adverse impact on our operating results and cause us not to maintain profitability or achieve growth:

•A reduction in overall freight volumes reduces our revenues and opportunities for growth. In addition, a decline in the volume of freight shipped due to a downturn in customers’ business cycles or other factors (including our ability to assess dimensional-based weight increases) generally results in decreases in freight pricing and decreases in average revenue per pound of freight, as carriers compete for loads to maintain truck productivity.
•Our base transportation rates are determined based on numerous factors such as length of haul, weight per shipment and freight class. During economic downturns, we may also have to lower our base transportation rates based on competitive pricing pressures and market factors.
•Some of our customers may face economic difficulties and may not be able to pay us, and some may go out of business. In addition, some customers may not pay us as quickly as they have in the past, causing our working capital needs to increase.
•A significant number of our transportation providers may go out of business and we may be unable to secure sufficient equipment or other transportation services to meet our commitments to our customers.
•We may not be able to appropriately adjust our expenses to changing market demands. In order to maintain high variability in our business model, it is necessary to adjust staffing levels to changing market demands. In periods of rapid change, it is more difficult to match our staffing levels to our business needs.
•If the domestic freight forwarder, Expedited Freight’s primary customer type, is disintermediated, and we are not able to transition effectively into servicing other customers, like third-party logistics companies and beneficial cargo owners, our business and financial results could be materially adversely affected.

Our profitability could be negatively impacted if our pricing structure proves to be inaccurate.

The price we charge our customers for the services we provide is based on our calculations of, among other things, the costs of providing those services. The Company’s assessment of its costs and resulting pricing structure is subject to effectively identifying and measuring the impact of a number of key operational variables including, but not limited to volumes, operational efficiencies, length of haul, the mix of fixed versus variable costs, productivity and other factors. If we are incorrect in our assumptions and do not accurately calculate or predict the costs to us to provide our services, we could experience lower margins than anticipated, loss of business, or be unable to offer competitive products and services.

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

We have grown through acquisitions, and we intend to pursue opportunities to expand our business by acquiring other companies in the future. Acquisitions involve risks, including those relating to:

•identification of appropriate acquisition candidates;
•negotiation of acquisitions on favorable terms and valuations;
•integration of acquired businesses and personnel;
•integration of information technology systems;
•implementation of proper business and accounting controls;
•ability to obtain financing, at favorable terms or at all;
•diversion of management attention;
•retention of employees and customers;
•non-employee driver attrition;
•unexpected liabilities;
•detrimental issues not discovered during due diligence.

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

If we have difficulty attracting and retaining Leased Capacity Providers, other third-party transportation capacity providers, or freight handlers, our profitability and results of operations could be adversely affected.

We depend on third-party transportation capacity providers for most of our transportation capacity needs. In 2020, 47.5% of our purchased transportation capacity was provided by Leased Capacity Providers. Competition for Leased Capacity Providers is intense, and sometimes there are shortages in the marketplace. In addition, a decline in the availability of trucks, tractors and trailers for purchase or use by Leased Capacity Providers may negatively affect our ability to obtain the needed transportation capacity. We also need a large number of employee freight handlers to operate our business efficiently. During periods of low unemployment in the areas where our terminals are located, we may have difficulty hiring and retaining a sufficient number of freight handlers. If we have difficulty attracting and retaining enough qualified freight handlers or Leased Capacity Providers, we may be forced to increase wages and benefits for our employees or to increase the cost at which we contract with our Leased Capacity Providers, either of which would increase our operating costs. This difficulty may also impede our ability to maintain our delivery schedules, which could make our service less competitive and force us to curtail our planned growth. A capacity deficit may lead to a loss of customers and a decline in the volume of freight we receive from customers.

To augment the transportation capacity provided by Leased Capacity Providers, we purchase transportation from other third-party motor carriers at a higher cost. As with Leased Capacity Providers, competition for third-party carriers is intense, and sometimes there are shortages of available third-party carriers. If we cannot secure a sufficient number of Leased Capacity Providers and have to purchase transportation from third-party carriers, our operating costs will increase. If our labor and operating costs increase, we may be unable to offset the increased costs by increasing rates without adversely affecting our business. As a result, our profitability and results of operations could be adversely affected.

A determination by regulators that our Leased Capacity Providers are employees rather than independent contractors could expose us to various liabilities and additional ongoing expenses, and related litigation can subject us to substantial costs, which could have a material adverse effect on our results of operations and our financial condition.

At times, the Internal Revenue Service, the Department of Labor and state authorities have asserted that independent contractor transportation capacity providers like our Leased Capacity Providers are “employees,” rather than “independent contractors.” Additionally, we are aware of certain judicial decisions and recently enacted state laws that could bring about major reforms in the classification of workers, including the California legislature’s passage of California Assembly Bill 5

(“California AB 5”). California AB 5 purports to codify a new test for determining worker classification that is broadly viewed as expanding the scope of employee relationships and narrowing the scope of independent contractor relationships. Given the passage of California AB 5 and ongoing litigation regarding its applicability to motor carriers regulated by the U.S. Department of Transportation, there is a significant degree of uncertainty regarding its application. In addition, California AB 5 has been the subject of widespread national discussion and it is possible that other jurisdictions may enact similar laws.

A determination by regulators that our Leased Capacity Providers are employees rather than independent contractors could expose us to various liabilities and additional ongoing expenses, including but not limited to, employment-related expenses such as workers’ compensation insurance coverage and reimbursement of work-related expenses. Our exposure could include prior period compensation, as well as potential liability for employee benefits and tax withholdings. In addition, the topic of the classification of individuals as employees or independent contractors has gained increased attention among the plaintiffs’ bar and certain states have recently seen numerous class action lawsuits filed against transportation companies that engage independent contractors, some of which have resulted in significant damage awards and/or monetary settlements for workers who have been allegedly misclassified as independent contractors. The legal and other costs associated with any of these matters can be substantial and could have a material adverse effect on our results of operations and our financial condition.

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

For the calendar year ended December 31, 2020, our top ten customers, based on revenue, accounted for approximately 39% of our revenue. One of our Expedited Freight customers accounted for more than 10% of revenues in that segment and more than 10% of consolidated revenues. These customers can impact our revenues and profitability based on factors such as: industry trends related to e-commerce that may apply downward pricing pressures on the rates our customers can charge; the seasonality associated with the fourth quarter holiday season; business combinations and the overall growth of a customer's underlying business; and any disruptions to our customer’s businesses. These customers could choose to divert all or a portion of their business with us to one of our competitors, demand pricing concessions for our services, require us to provide enhanced services that increase our costs, or develop their own shipping and distribution capabilities. Our Expedited Freight and Intermodal segments typically do not have long-term contracts with their customers. A reduction in, or termination of, our services by one or more of our major customers could have a material adverse effect on our business and operating results.

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

We have $145.0 million of recorded net definite-lived intangible assets on our consolidated balance sheet at December 31, 2020.  Our definite-lived intangible assets primarily represent the value of customer relationships and non-compete agreements that were recorded in conjunction with our various acquisitions.  We review our long-lived assets, such as our definite-lived intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Impairment is recognized on these assets when the estimated fair value is less than the carrying value.  If such measurement indicates impairment, we would be required to record a non-cash impairment charge to our consolidated statement of comprehensive income in the amount that the carrying value of these assets exceeds the estimated fair value of the assets.

We also have recorded goodwill of $245.0 million on our consolidated balance sheet at December 31, 2020. Goodwill is assessed for impairment annually (or more frequently if circumstances indicate possible impairment) for each of our reporting units. This assessment includes comparing the fair value of each reporting unit to the carrying value of the assets assigned to each reporting unit. If the carrying value of the reporting unit was to exceed our estimated fair value of the reporting unit, we would then be required to estimate the fair value of the individual assets and liabilities within the reporting unit to ascertain the amount of fair value of goodwill and any potential impairment. If we determine that our fair value of goodwill is less than the related book value, we could be required to record a non-cash impairment charge to our consolidated statement of comprehensive income, which could have a material adverse effect on our earnings.

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

The ongoing coronavirus outbreak, and measures taken in response thereto, has and could continue to have a material adverse effect on our business, results of operations and financial condition.

Our business is highly susceptible to changes in economic conditions. Our products and services are directly tied to the production and sale of goods and, more generally, to the North American economy. The COVID-19 pandemic has adversely impacted economic activity and conditions worldwide and created significant volatility and disruption to financial markets. Efforts to control the spread of COVID-19 led governments and other authorities to impose restrictions which resulted in business closures and disrupted supply chains worldwide. As a result, transportation and supply chain companies such as ours experienced slowdowns and reduced demand for our services.

Although our business and operations have returned to pre-COVID levels, the situation surrounding COVID-19 remains fluid and may be further impacted by the policies of President Biden’s administration and the availability and success of a vaccine. The extent to which the COVID-19 outbreak impacts our business, results of operations and financial condition in 2021 will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration, spread, severity and impact of the COVID-19 outbreak, the effects of the outbreak on our customers and suppliers and the remedial actions and stimulus measures adopted by local and federal governments, and to what extent normal economic and operating conditions can resume.

We periodically evaluate factors including, but not limited to, macroeconomic conditions, changes in our industry and the markets in which we operate and our market capitalization, as well as our reporting units’ expected future financial performance for purposes of evaluating asset impairments, including goodwill. We believe that the impact of COVID-19 may negatively affect certain key assumptions used in our analysis; however, we will need to assess the severity and nature of the long-term impacts to determine if we may be required to record charges for asset impairments in the future.

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

Risks Relating to Information Technology and Systems

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

Our information technology systems are dependent upon Cloud infrastructure providers, Software as a Service, global communications providers, web browsers, telephone systems and other aspects of the Internet infrastructure that have experienced significant system failures and outages in the past. While we take measures to ensure our major systems have redundant capabilities, our systems are susceptible to outages from fire, floods, power loss, telecommunications failures, data leakage, human error, break-ins, cyber-attacks and similar events. The occurrence of any of these events could disrupt or damage our information technology systems and hamper our internal operations, impede our customers’ access to our information technology systems and adversely impact our customer service, volumes, and revenues and result in increased cost. In addition, we may be required to incur significant costs to protect against damage caused by these disruptions or security breaches in the future.

Our business is subject to cybersecurity risks.

On December 15, 2020, we detected a Ransomware Incident impacting our operational and information technology systems, which caused service delays for our customers. We have incurred unexpected costs and impacts from the Ransomware Incident, and may in the future, incur costs in connection with this Ransomware Incident and any future cybersecurity incidents, including infrastructure investments, remediation efforts and legal claims resulting from the above. For more information regarding this Ransomware Incident, see Item 1, Business and Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our operations depend on effective and secure information technology systems. Threats to information technology systems, including as a result of cyber-attacks and cyber incidents, such as the Ransomware Incident on December 15, 2020, continue to grow. Cybersecurity risks could include, but are not limited to, malicious software, attempts to gain unauthorized access to our data and the unauthorized release, corruption or loss of our data and personal information, interruptions in communication, loss of our intellectual property or theft of our sensitive or proprietary technology, loss or damage to our data delivery systems, or other electronic security, including with our property and equipment.

These cybersecurity risks could:

•Disrupt our operations and damage our information technology systems,
•Subject us to various penalties and fees by third parties,
•Negatively impact our ability to compete,
•Enable the theft or misappropriation of funds,
•Cause the loss, corruption or misappropriation of proprietary or confidential information, expose us to litigation and
•Result in injury to our reputation, downtime, loss of revenue, and increased costs to prevent, respond to or mitigate cybersecurity events.

If another cybersecurity event occurs, such as the Ransomware Incident on December 15, 2020, it could harm our business and reputation and could result in a loss of customers. Likewise, data privacy breaches by employees and others who access our systems may pose a risk that sensitive customer or vendor data may be exposed to unauthorized persons or to the public, adversely impacting our customer service, employee relationships and our reputation. Furthermore, any failure to comply with data privacy, security or other laws and regulations, such as the California Consumer Privacy Act, which took effect in January 2020, could result in claims, legal or regulatory proceedings, inquires or investigations.

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

Risks Relating to Regulatory Environment

Claims for property damage, personal injuries or workers’ compensation and related expenses could significantly reduce our earnings.

Under DOT regulations, we are liable for bodily injury and property damage caused by Leased Capacity Providers and employee drivers while they are operating equipment under our various motor carrier authorities. The potential liability associated with any accident can be severe and occurrences are unpredictable.

For vehicle liability, we retain a portion of the risk. Below is a summary of our risk retention on vehicle liability insurance coverage maintained by us through $10.0 million (in millions):

	Risk Retention	Frequency	Layer	Policy Term
Expedited Freight¹
LTL business	$3.00	Occurrence/Accident²	$0 to $3.0	10/1/2020 to 10/1/2021
Truckload business	$2.00	Occurrence/Accident²	$0 to $2.0	10/1/2020 to 10/1/2021
LTL and Truckload businesses	$6.00	Policy Term Aggregate³	$3.0 to $5.0	10/1/2020 to 10/1/2021
LTL and Truckload businesses	$5.00	Policy Term Aggregate³	$5.0 to $10.0	10/1/2020 to 10/1/2021

Intermodal	$0.25	Occurrence/Accident²	$0 to $0.25	4/1/2020 to 10/1/2021

¹ Excluding the Final Mile business, which is primarily a brokered service.

² For each and every accident, we are responsible for damages and defense up to these amounts, regardless of the number of claims associated with any accident.
³ During the Policy Term, we are responsible for damages and defense within the stated Layer up to the stated, aggregate amount of Risk Retention before insurance will respond.

Also, from time to time, when brokering freight, we may face claims for the “negligent selection” of outside, contracted carriers that are involved in accidents, and we maintain third-party liability insurance coverage with a $0.1 million deductible per occurrence for most of our brokered services. Additionally, we maintain workers’ compensation insurance with a self-insured retention of $0.5 million per occurrence. We cannot guarantee that our self-insurance retention levels will not increase and/or that we may have to agree to more unfavorable policy terms as a result of market conditions, poor claims experience or other factors. We could incur claims in excess of our policy limits or incur claims not covered by our insurance. Any claims beyond the limits or scope of our insurance coverage may have a material adverse effect on us. Because we do not carry “stop loss” insurance, a significant increase in the number of claims that we must cover under our self-insurance retainage could adversely affect our profitability. In addition, we may be unable to maintain insurance coverage at a reasonable cost or in sufficient amounts or scope to protect us against losses.

Further, as we focus on growing our final mile solutions business that includes in-home installation of appliances and other over-the-threshold services, we may become increasingly subject to inherent risks associated with delivery and installation of products. These risks include incidents that can cause personal injury or loss of life, damage to or destruction of property, equipment or the environment, or the suspension of our operations.

We face risks related to self-insurance and third-party insurance that can be volatile to our earnings.

We self-insure a significant portion of our claims exposure and related expenses for cargo loss, employee medical expense, bodily injury, workers’ compensation and property damage, and maintain insurance with insurance companies above our limits of self-insurance. Self-insurance retention and other limitations are detailed in Part II, Item 7, under “Self-Insurance Loss Reserves.” Because of these significant self-insured exposures, insurance and claims expense may fluctuate significantly from period-to-period. Additionally, our ability to obtain and maintain adequate insurance and the cost of such insurance may be affected by significant claims and conditions in the insurance market over which we have no control. In recent years the trucking industry has experienced significant increases in the cost of liability insurance and in the median verdict of trucking accidents. If the cost of insurance increases, we may decide to discontinue certain insurance coverage, reduce our level of coverage or increase our deductibles/retentions to offset the cost increase. In addition, our existing types and levels of insurance coverage could become difficult or impossible to obtain in the future. The occurrence of an event that is not fully covered by insurance, the loss of insurance coverage or a material increase in the cost of insurance could have a material adverse effect on our business, financial condition, results of operations and cash flows.

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

The DOT and various state and federal agencies have been granted broad regulatory powers over our business in the United States, and we are licensed by the DOT and U.S. Customs. Additionally, our Canada business activities are subject to the similar laws and regulations of Canada and its provinces, including the effects of the United States-Mexico-Canada Agreement (“USMCA”), a trade agreement between the United States, Mexico and Canada to replace NAFTA, which took effect on July 1, 2020. There can be no assurance that the ongoing transition from NAFTA to the USMCA will not adversely impact our business or disrupt our operations. If we fail to comply with any applicable regulations, our licenses may be revoked, or we could be subject to substantial fines or penalties and to civil and criminal liability. The transportation industry is subject to legislative and regulatory changes that can affect the economics of our business by requiring changes in operating practices or influencing the demand for, and the cost of providing, transportation services.

In December 2010, the FMCSA established the CSA motor carrier oversight program under which drivers and fleets are evaluated based on certain safety-related standards. Carriers’ safety and fitness ratings under CSA include the on-road safety performance of the carriers’ drivers. The FMCSA has also implemented changes to the HOS regulations which govern the work hours of commercial drivers and adopted a rule that requires commercial drivers who use paper log books to maintain hours-of-service records with electronic logging devices (“ELDs”) and will require commercial drivers who use automatic on-board recording devices (“AOBRDs”) to record HOS to use ELDs by December 2019. As of December 2019, our fleets were updated to meet the ELD requirements. At any given time, there are also other proposals for safety-related standards that are pending legislative or administrative approval or adoption. If additional or more stringent standards are adopted, such may result in a reduction of the pool of qualified drivers available to us and to other motor carriers in our industry. If we experience safety and fitness violations, our safety and fitness scores could be adversely impacted, and our fleets could be ranked poorly as compared to our peers. A reduction in our safety and fitness scores or those of our contracted drivers could also reduce our competitiveness in relation to other companies that have higher scores. Additionally, competition for qualified drivers and motor carriers with favorable safety ratings may increase and thus result in increases in driver-related compensation costs.

In addition, there may be changes in applicable federal or state tax or other laws or interpretations of those laws. If this happens, we may incur additional taxes, as well as higher workers’ compensation and employee benefit costs, and possibly penalties and interest for prior periods. This could have an adverse effect on our results of operations.

We are subject to various environmental laws and regulations including legislative and regulatory responses to climate change, and costs of compliance with, or liabilities for violations of, existing or future laws and regulations could significantly increase our costs of doing business.

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

The FMCSA’s CSA initiative could adversely impact our ability to hire qualified drivers or contract with qualified Leased Capacity Providers or third-party carriers, meet our growth projections and maintain our customer relationships, each of which could adversely impact our results of operations.

The FMCSA’s CSA is an enforcement and compliance program designed to monitor and improve commercial motor vehicle safety by measuring the safety record of both the motor carrier and the driver. These measurements are scored and used by the FMCSA to identify potential safety risks and to direct enforcement action. CSA scores are dependent upon safety and compliance experience, which could change at any time. In addition, the safety standards prescribed in CSA could change and our ability as well as our independent contractors’ ability to maintain an acceptable score could be adversely impacted. Public disclosure of certain CSA scores was restricted through the enactment of the Fixing America’s Surface Transportation Act of 2015 (the “FAST Act”) on December 4, 2015; however, the FAST Act does not restrict public disclosure of all data collected by the FMCSA. If we receive unacceptable CSA scores, and this data is made available to the public, our relationships with our customers could be damaged, which could result in a loss of business.

The requirements of CSA could also shrink the industry’s pool of drivers as those with unfavorable scores could leave the industry. As a result, the costs to attract, train and retain qualified drivers, Leased Capacity Providers or third-party carriers could increase. In addition, a shortage of qualified drivers could increase driver turnover, decrease asset utilization, limit growth and adversely impact our results of operations.

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

Our charter and bylaws and provisions of Tennessee law may discourage, delay or prevent a merger, acquisition or change in control that may be considered favorable. These provisions could also discourage proxy contests and make it more difficult for shareholders to elect directors and take other corporate actions. Among other things, these provisions:

•authorize us to issue preferred stock, the terms of which may be determined at the sole discretion of our Board of Directors and may adversely affect the voting or economic rights of our shareholders; and
•establish advance notice requirements for nominations for election to the Board of Directors and for proposing matters that can be acted on by shareholders at a meeting.

Our charter and bylaws and provisions of Tennessee law may discourage transactions that otherwise could provide for the payment of a premium over prevailing market prices for our Common Stock and also could limit the price that investors are willing to pay in the future for shares of our Common Stock.

Our financing costs may be adversely affected by changes in LIBOR.

In 2017, the United Kingdom’s Financial Conduct Authority, which regulates London Interbank Offered Rate (“LIBOR”), announced its intention to phase out LIBOR by the end of 2021. We use LIBOR as a reference rate in our revolving credit facility to calculate interest due to our lender. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. To address the transition away from LIBOR, we have amended our revolving credit facility to include provisions to address establishing a replacement benchmark rate. There is no guarantee that a transition from LIBOR to an alternative will not result in financial market disruptions, significant increases or volatility in risk-free benchmark rates, or borrowing costs to borrowers, any of which could have a material adverse effect on our business, result of operations and financial condition.

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

    We lease and maintain 152 additional terminals, office spaces and other properties located in major cities throughout the United States and Canada. Lease terms for these terminals are typically for three to seven years. In addition, we have operations in 22 cities operated by independent agents who handle freight for us on a commission basis.

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

Part II

Item 5.        Market for Registrant’s Common Equity, Related Shareholder Matters and Issuer Purchases of Equity Securities

Our Common Stock trades on The Nasdaq Global Select Stock Market™ under the symbol “FWRD.”

There were approximately 770 shareholders of record of our Common Stock as of January 15, 2021.

Subsequent to December 31, 2020, our Board of Directors declared a cash dividend of $0.21 per share that will be paid in the first quarter of 2021 to the shareholders on record on March 4, 2021. The Company expects to continue to pay regular quarterly cash dividends, though each subsequent quarterly dividend is subject to review and approval by the Board of Directors.

There are no material restrictions on our ability to declare dividends.

None of our securities were sold during fiscal year 2020 without registration under the Securities Act.

Stock Performance Graph

The following graph compares the percentage change in the cumulative shareholder return on our Common Stock with The Nasdaq Trucking and Transportation Stocks Index and The Nasdaq Global Select Stock Market™ Index commencing on the last trading day of December 2015 and ending on the last trading day of December 2020. The graph assumes a base investment of $100 made on December 31, 2015 and the respective returns assume reinvestment of all dividends. The comparisons in this graph are required by the SEC and, therefore, are not intended to forecast or necessarily be indicative of any future return on our Common Stock.

The performance graph and related information shall not be deemed “soliciting material” or be “filed” with the Securities and Exchange Commission, nor shall such information be incorporated by reference into any future filing under the Securities Act or the Exchange Act, except to the extent that the Company specifically incorporates it by reference into such filing.

Stock Performance
300
250
200
150
100
50
Index Value
2015
2016
2017
2018
2019
2020
Period Ending
Forward Air Corporation
Nasdaq Trucking and Transportation Stocks Index
Nasdaq Global Select Stock Market Index

	2015	2016	2017	2018	2019	2020
Forward Air Corporation	$100	$94	$114	$109	$139	$179
Nasdaq Trucking and Transportation Stocks Index	100	103	128	116	140	166
Nasdaq Global Select Stock Market Index	100	114	147	141	200	258

Issuer Purchases of Equity Securities

None.

Item 6.        Selected Financial Data

The following table sets forth our selected financial data on a continuing operations basis. The selected financial data should be read in conjunction with our “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and notes thereto, included elsewhere in this report.

	Year ended
	December 31,	December 31,	December 31,	December 31,	December 31,
Continuing Operations	2020	2019	2018	2017	2016
	(In thousands, except per share data)
Income Statement Data:
Operating revenue	$1,269,573	$1,215,187	$1,137,613	$1,008,754	$886,847
Income from continuing operations	73,924	112,416	117,216	103,178	58,547
Operating margin [1]	5.8%	9.3%	10.3%	10.2%	6.6%

Net income from continuing operations	$52,767	$82,322	$88,563	$83,941	$26,935
(Loss) income from discontinued operation, net of tax	(29,034)	4,777	3,488	3,314	576
Net income	$23,733	$87,099	$92,051	$87,255	$27,505

Basic net income (loss) per share:
Continuing operations	$1.90	$2.89	$3.02	$2.79	$0.88
Discontinued operation	(1.05)	0.17	0.12	0.11	0.02
Net income per share	$0.84	$3.06	$3.14	$2.90	$0.90

Diluted net income (loss) per share:
Continuing operations	$1.89	$2.87	$3.00	$2.78	$0.88
Discontinued operation	(1.05)	0.17	0.12	0.11	0.02
Net income per share	$0.84	$3.04	$3.12	$2.89	$0.90

Cash dividends declared per common share	$0.75	$0.72	$0.63	$0.60	$0.51

Balance Sheet Data (at end of period):
Total assets	$1,047,393	$990,878	$760,215	$692,622	$637,336
Long-term obligations, net of current portion	117,408	72,249	47,335	40,588	725
Shareholders' equity	547,329	577,182	553,244	532,699	498,344

[1] Income from operations as a percentage of operating revenue

Item 7.        Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Executive Summary

We have two reportable segments: Expedited Freight and Intermodal. In the fourth quarter of 2019, we changed our reportable segments to reflect how the chief operating decision maker allocates resources and evaluates performance. We have recast our financial information and disclosures for the prior periods as if the current presentation had been in effect throughout all periods presented.
Through the Expedited Freight segment, we operate a comprehensive national network to provide expedited regional, inter-regional and national LTL services. Expedited Freight offers customers local pick-up and delivery and other services including final mile, truckload, shipment consolidation and deconsolidation, warehousing, customs brokerage and other handling. We plan to grow our LTL and final mile geographic footprints through greenfield start-ups as well as acquisitions. During the year ended December 31, 2020, Expedited Freight accounted for 84.5% of our consolidated revenue.

Our Intermodal segment provides first- and last-mile high value intermodal container drayage services both to and from seaports and railheads. Intermodal also offers dedicated contract and container freight station (“CFS”) warehouse and handling services. Today, Intermodal operates primarily in the Midwest and Southeast, with smaller operational presence in Southwest and Mid-Atlantic United States. We plan to grow Intermodal’s geographic footprint through acquisitions as well as greenfield start-ups where we do not have an acceptable acquisition target. During the year ended December 31, 2020, Intermodal accounted for 15.7% of our consolidated revenue.

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

Trends and Developments

Ransomware Incident

In December 2020, we detected the Ransomware Incident which impacted our operational and information technology systems. The Ransomware Incident caused service delays for many of our customers. Promptly upon detecting the Ransomware Incident, we initiated our response protocols, launched an investigation and engaged the services of cybersecurity and forensic professionals. We also engaged with the appropriate law enforcement authorities.

We contained the incident and recovered from it, resuming normal operations with our customers within several days of the incident. However, operations were adversely affected by the inefficiencies caused by the Ransomware Incident and fourth quarter 2020 revenue was also adversely affected as we were unable to fulfill a portion of customer demand during the quarter.

In addition, we incurred $1.6 million of expense in the fourth quarter of 2020 associated with the Ransomware Incident consisting primarily of payments to third-party service providers and consultants, including investigation and legal fees, all of which were expensed as incurred.

We expect to incur additional costs related to the Ransomware Incident in 2021, but these are not expected to be significant.

Expedited Freight Acquisitions

As part of the Company’s strategy to expand final mile pickup and delivery operations:

•In October 2020, the Company acquired substantially all of the assets of CLW Delivery, Inc. (“CLW”) for $5.5 million. CLW specializes in last mile logistics and in-home installation services for national retailers and manufacturers.

•In January 2020, the Company acquired certain assets and liabilities of Linn Star Holdings, Inc., Linn Star Transfer, Inc. and Linn Star Logistics, LLC (collectively, “Linn Star”) for $57.2 million. This acquisition increased the Company’s Final Mile capabilities with an additional 20 locations.
•In April 2019, we acquired certain assets of FSA for $27.0 million in cash and additional contingent consideration (“earn-out”) based upon future revenue generation. The earn-out opportunity is $15.0 million and had a fair value of $6.9 million as of December 31, 2020. This acquisition provides an opportunity for our Expedited Freight segment to expand its final mile service offering into additional geographic markets, form relationships with new customers, and add volumes to our existing locations. The assets, liabilities, and operating results of this acquisition have been included in the Company's consolidated financial statements from the date of acquisition and have been assigned to the Expedited Freight reportable segment.

Intermodal Acquisitions

As part of our strategy to expand our Intermodal operations, in July 2018, we acquired certain assets of Multi-Modal Transport Inc. (“MMT”) for $3.7 million, in October 2018 we acquired certain assets of Southwest Freight Distributors, Inc. (“Southwest”) for $16.3 million and in July 2019 we acquired certain assets and liabilities of O.S.T. for $12.0 million. O.S.T. is a drayage company and provides the Intermodal segment with an expanded footprint on the East Coast, with locations in the Pennsylvania, Maryland, Virginia, South Carolina and Georgia markets. In October 2020, we purchased Value Logistics for $2.0 million. These transactions were funded using cash flows from operations and provide an opportunity for our Intermodal segment to expand into additional geographic markets and add volumes to our existing locations. The assets, liabilities, and operating results of these acquisitions have been included in our consolidated financial statements from the date of acquisition and have been assigned to the Intermodal reportable segment.

See Note 3, Acquisitions, Goodwill and Other Long-Lived Assets, to our Consolidated Financial Statements for more information about our acquisitions.

Sale of Pool

On February 12, 2021, we sold the Pool segment to Ten Oaks Group for an estimated total consideration of $20 million, consisting of $8 million upfront cash payment and up to a $12 million earnout based on 2021 EBITDA attainment. On April 23, 2020, the Board approved a strategy to divest Pool Distribution (“Pool”) within the next year. Pool provides high-frequency handling and distribution of time sensitive product to numerous destinations within a specific geographic region. Pool offers this service throughout the Mid-Atlantic, Southeast, Midwest and Southwest United States. Accordingly, Pool has been classified as assets held for sale as of December 31, 2020 and for all prior periods presented. Pool assets and liabilities are reflected as “Assets and liabilities held for sale” on the Consolidated Balance Sheets in this Form 10-K.

COVID-19

Our business is highly susceptible to changes in economic conditions. Our products and services are directly tied to the production and sale of goods and, more generally, to the North American economy. The COVID-19 pandemic has adversely impacted economic activity and conditions worldwide and created significant volatility and disruption to financial markets. Efforts to control the spread of COVID-19 led governments and other authorities to impose restrictions which resulted in business closures and disrupted supply chains worldwide. As a result, transportation and supply chain companies such as ours experienced slowdowns and reduced demand for our services.

In 2020, we saw deterioration in volumes across all of our segments and implemented cost reduction and efficiency improvement measures to mitigate the decline in volumes. Notwithstanding our efforts, extended stay at home orders and closures had a material negative impact on our revenues and earnings during the early part of the pandemic with volumes returning to normalized levels by the third quarter of 2020.

Although our business and operations have returned to pre-COVID levels, the situation surrounding COVID-19 remains fluid and may be further impacted by the policies of President Biden’s administration and the availability and success of a vaccine. The extent to which the COVID-19 outbreak impacts our business, results of operations and financial condition in 2021 will depend on future developments, which are highly uncertain and cannot be predicted, including, but not limited to the duration, spread, severity and impact of the COVID-19 outbreak, the effects of the outbreak on our customers and suppliers and the remedial actions and stimulus measures adopted by local and federal governments, and to what extent normal economic and operating conditions can resume.

In addition, although we believe we have sufficient capital and liquidity to manage our business over the short and long term, our liquidity may be materially affected if conditions in the credit and financial markets deteriorate as a result of COVID-19 including failure by us or our customers to secure any necessary financing in a timely manner.

We periodically evaluate factors including, but not limited to, macroeconomic conditions, changes in our industry and the markets in which we operate and our market capitalization, as well as our reporting units’ expected future financial performance for purposes of evaluating asset impairments, including goodwill. We believe that the impact of COVID-19 may negatively affect certain key assumptions used in our analysis; however, we will need to assess the severity and nature of the long-term impacts to determine if we may be required to record charges for asset impairments in the future.

Results from Fixed Asset Useful Life and Salvage Value Study

We periodically evaluate the reasonableness of the useful lives and salvage values of our equipment. During the third quarter of 2019, we identified indicators that the useful lives of our owned tractors and trailers extended beyond initial estimates. As a result, we changed the useful life of our trailers from seven to ten years and tractors from five to ten years. In addition, we reduced the salvage value of our tractors from 25% to 10%.

The change in estimate was made on a prospective basis beginning July 1, 2019, and the impact of the change was a $2.6 million reduction in depreciation for the year ended December 31, 2019.

Results from Operations
The following table sets forth our consolidated historical financial data for the years ended December 31, 2020 and 2019 (in millions):

	Year ended December 31,
	2020	2019	Change	Percent Change
		(As Adjusted)
Operating revenue:
Expedited Freight	$1,072.3	$1,000.9	$71.4	7.1%
Intermodal	199.6	217.7	(18.1)	(8.3)
Eliminations and other operations	(2.3)	(3.4)	1.1	32.4
Operating revenue	1,269.6	1,215.2	54.4	4.5
Operating expenses:
Purchased transportation	650.7	586.1	64.6	11.0
Salaries, wages, and employee benefits	270.8	258.0	12.8	5.0
Operating leases	69.7	63.1	6.6	10.5
Depreciation and amortization	37.1	36.4	0.7	1.9
Insurance and claims	34.9	38.7	(3.8)	(9.8)
Fuel expense	12.2	17.8	(5.6)	(31.5)
Other operating expenses	120.3	102.7	17.6	17.1
Total operating expenses	1,195.7	1,102.8	92.9	8.4
Income (loss) from continuing operations:
Expedited Freight	71.3	103.6	(32.3)	(31.2)
Intermodal	16.4	23.7	(7.3)	(30.8)
Other operations	(13.8)	(14.9)	1.1	7.4
Income from continuing operations	73.9	112.4	(38.5)	(34.3)
Other expense:
Interest expense, net	(4.5)	(2.7)	(1.8)	(66.7)
Total other expense	(4.5)	(2.7)	(1.8)	66.7
Income from continuing operations before income taxes	69.4	109.7	(40.3)	(36.7)
Income tax expense	16.6	27.4	(10.8)	(39.4)
Net income from continuing operations	52.8	82.3	(29.5)	(35.8)
(Loss) income from discontinued operation, net of tax	(29.1)	4.8	(33.9)	(706.3)
Net income and comprehensive income	$23.7	$87.1	$(63.4)	(72.8)%

Revenues

During the year ended December 31, 2020, revenue increased 4.5% compared to the year ended December 31, 2019. The revenue increase was primarily driven by increased revenue from our Expedited Freight segment of $71.4 million, partially offset by the decreased revenue from our Intermodal segment of $18.1 million. The increase in the Expedited Freight segment was driven by the final mile revenue resulting from the acquisition of FSA in April 2019 and Linn Star in January 2020. Both the Expedited Freight segment and the Intermodal segment were impacted by decreased volumes due to the impacts of COVID-19. The results for our two reportable segments are discussed in detail in the following sections.

Operating Expenses

Operating expenses increased $92.9 million primarily driven by purchased transportation increases of $64.6 million; other operating expenses of $17.6 million and salaries, wages and employee benefits increases of $12.8 million. Purchased transportation includes Leased Capacity Providers and third-party carriers, while Company-employed drivers are included in salaries, wages and employee benefits. Purchased transportation expense increased due to the utilization of more third-party carriers as it relates to the Expedited Freight segment. Other operating expenses increased primarily due to additional expenses related to vehicle liability claims, severance, litigation reserves and the ransomware incident. Salaries, wages and employee benefits increased primarily due to additional salaries resulting from acquisitions.

Income from Continuing Operations and Segment Operations

Income from continuing operations decreased $38.5 million, or 34.3%, from the year ended December 31, 2019 to $73.9 million for the year ended December 31, 2020. The decrease was primarily driven by decreases at our Expedited Freight segment and Intermodal segment of $32.3 million and $7.3 million, respectively. The results for our two reportable segments are discussed in detail in the following sections.

Interest Expense, net

Interest expense, net was $4.5 million for the year ended December 31, 2020 compared to $2.7 million for the same period in 2019. The increase in interest expense, net was primarily attributable to additional borrowings on our revolving credit facility and to a lesser extent an interest rate increase associated with the April 2020 amendment to our revolving credit facility.

Income Taxes on a Continuing Basis

The combined federal and state effective tax rate for the year ended December 31, 2020 was 23.9% compared to a rate of 25.0% for the same period in 2019. The lower effective tax rate for the year ended December 31, 2020 was primarily the result of an increased benefit from the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act as well as lower Net Operating Loss utilization in 2020.

(Loss) Income from Discontinued Operation, net of tax

(Loss) income from discontinued operation, net of tax decreased $33.9 million to a $29.1 million loss for the year ended December 31, 2020 from $4.8 million of income for the year ended December 31, 2019. (Loss) income from discontinued operations includes the Company's Pool business and, as discussed above, Pool's operations were negatively impacted by COVID-19 as many of its customers were affected by retail mall closures. In addition, during the fourth quarter of 2020, a non-cash impairment charge of $28.4 million was recorded to reflect the net assets held for sale at fair value less costs to sell.

Net Income

As a result of the foregoing factors, net income decreased by $63.4 million, or 72.8%, to $23.7 million for the year ended December 31, 2020 compared to $87.1 million for the same period in 2019.

Expedited Freight - Year Ended December 31, 2020 compared to Year Ended December 31, 2019

The following table sets forth our historical financial data of the Expedited Freight segment for the years ended December 31, 2020 and 2019 (in millions):

Expedited Freight Segment Information
(In millions)
(Unaudited)

	Year ended
	December 31,	Percent of	December 31,	Percent of		Percent
	2020 [1]	Revenue	2019	Revenue	Change	Change
			(As Adjusted)
Operating revenue:
Network [2]	$625.5	58.4%	$675.2	67.5%	$(49.7)	(7.4)%
Truckload	193.8	18.1	196.9	19.7	(3.1)	(1.6)
Final Mile	224.5	20.9	100.6	10.1	123.9	123.2
Other	28.5	2.7	28.2	2.8	0.3	1.1
Total operating revenue	1,072.3	100.0	1,000.9	100.0	71.4	7.1

Operating expenses:
Purchased transportation	583.5	54.5	511.5	51.1	72.0	14.1
Salaries, wages and employee benefits	218.4	20.4	200.7	20.1	17.7	8.8
Operating leases	53.7	5.0	46.6	4.7	7.1	15.2
Depreciation and amortization	27.0	2.5	27.4	2.7	(0.4)	(1.5)
Insurance and claims	24.0	2.2	23.6	2.4	0.4	1.7
Fuel expense	6.8	0.6	10.2	1.0	(3.4)	(33.3)
Other operating expenses	87.6	8.2	77.3	7.7	10.3	13.3
Total operating expenses	1,001.0	93.4	897.3	89.6	103.7	11.6
Income from operations	$71.3	6.6%	$103.6	10.4%	$(32.3)	(31.2)%

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

Expedited Freight Operating Statistics

	Year ended
	December 31,	December 31,	Percent
	2020	2019	Change
		(As Adjusted)

Business days	256	255	0.4%

Tonnage [1,2]
Total pounds	2,369,551	2,479,291	(4.4)
Pounds per day	9,256	9,723	(4.8)

Shipments [1,2]
Total shipments	3,918	3,990	(1.8)
Shipments per day	15.3	15.6	(1.9)

Weight per shipment	605	621	(2.6)

Revenue per hundredweight [3]	$26.75	$27.21	(1.7)
Revenue per hundredweight, excluding fuel [3]	$23.21	$22.90	1.4

Revenue per shipment [3]	$160	$171	(6.4)
Revenue per shipment, excluding fuel [3]	$138	$144	(4.2)
Network revenue from door-to-door shipments as a percentage of network revenue [3,4]	48.0%	40.0%	20.0
Network gross margin [5]	50.8%	55.0%	(7.6)%

1 In thousands
[2] Excludes accessorial, full Truckload and Final Mile products
[3] Includes intercompany revenue between the Network and Truckload revenue streams
[4] Door-to-door shipments include all shipments with a pickup and/or delivery
[5] Network revenue less Network purchased transportation as a percentage of Network revenue

Revenues
Expedited Freight operating revenue increased $71.4 million, or 7.1%, to $1,072.3 million for the year ended December 31, 2020 from $1,000.9 million for the same period of 2019. The change was primarily due to the increase in the final mile revenue of $123.9 million, partially offset by the decreases in network and truckload revenue. Final mile revenue increased due to the acquisitions of FSA in April 2019 and Linn Star in January 2020.

Network revenue decreased $49.7 million due lower tonnage and shipments as a result of the impacts of COVID-19 as well as the Ransomware Incident. For the network revenue, total shipments declined 1.8% as compared to the prior year, tonnage declined 4.4% as compared to the prior year and revenue per hundredweight declined 1.7% as compared to the prior year. In addition, fuel surcharge revenue decreased $21.4 million, or 20.4%, because of lower fuel prices and decreased tonnage.

Truckload revenue decreased $3.1 million primarily due to a decline in rates driven by both the spot market and contract rate customers, and lower tonnage resulting from the adverse impact of COVID-19.

Purchased Transportation

Expedited Freight purchased transportation increased by $72.0 million, or 14.1%, to $583.5 million for the year ended December 31, 2020 from $511.5 million for the year ended December 31, 2019. As a percentage of segment operating revenue, Expedited Freight purchased transportation was 54.5% during the year ended December 31, 2020 compared to 51.1% for the same period of 2019. Expedited Freight purchased transportation includes Leased Capacity Providers and third-party carriers, while Company-employed drivers are included in salaries, wages and benefits. The increase in purchased transportation as a percentage of segment operating revenue was mostly due to an increase in our cost per mile as a result of increased utilization of third-party carriers, which are typically more costly than Leased Capacity Providers. Also, due to the acquisitions of FSA and Linn Star, the final mile purchased transportation increased over the same period of 2019.

Salaries, Wages, and Benefits

Expedited Freight salaries, wages and employee benefits increased by $17.7 million, or 8.8%, to $218.4 million for the year ended December 31, 2020 from $200.7 million in the same period of 2019. Salaries, wages and employee benefits were 20.4% of Expedited Freight’s operating revenue for the year ended December 31, 2020 compared to 20.1% for the same period of 2019. The increase was primarily due to the acquisitions of FSA and Linn Star, which accounted for $19.3 million of the increase, and a credit for group health insurance premiums received in the prior year in the amount of $5.1 million. These increases were partially offset by cost-control measures enacted in response to COVID-19.

Operating Leases

Expedited Freight operating leases increased $7.1 million, or 15.2%, to $53.7 million for the year ended December 31, 2020 from $46.6 million for the year ended December 31, 2019.  Operating leases were 5.0% of Expedited Freight’s operating revenue for the year ended December 31, 2020 compared to 4.7% for the year ended December 31, 2019.  The increase was primarily due to additional facility leases related to the acquisitions of FSA and Linn Star in the amount of $6.2 million and in new tractor rentals in the amount of $1.3 million.

Depreciation and Amortization
Expedited Freight depreciation and amortization decreased $0.4 million, or 1.5%, to $27.0 million for the year ended December 31, 2020 from $27.4 million for the year ended December 31, 2019.  Depreciation and amortization expense as a percentage of Expedited Freight operating revenue was 2.5% in the year ended December 31, 2020 compared to 2.7% for the year ended December 31, 2019.
Insurance and Claims
Expedited Freight insurance and claims expense increased $0.4 million, or 1.7%, to $24.0 million for the year ended December 31, 2020 from $23.6 million for the year ended December 31, 2019.  Insurance and claims as a percentage of Expedited Freight’s operating revenue was 2.2% for the year ended December 31, 2020 compared to 2.4% for the year ended December 31, 2019. The increase in expense was primarily attributable to an increase in vehicle insurance premiums, partially offset by favorable claims. See additional discussion over the consolidated increase in self-insurance reserves related to vehicle claims in the “Other Operations” section below.

Fuel Expense
Expedited Freight fuel expense decreased $3.4 million, or 33.3%, to $6.8 million for the year ended December 31, 2020 from $10.2 million in the year ended December 31, 2019.  Fuel expense was 0.6% of Expedited Freight’s operating revenue for the years ended December 31, 2020 and 1.0% for 2019. Expedited Freight fuel expenses decreased due to lower fuel prices.
Other Operating Expenses
Expedited Freight other operating expenses increased $10.3 million, or 13.3%, to $87.6 million for the year ended December 31, 2020 from $77.3 million for the year ended December 31, 2019.  Expedited Freight other operating expenses were 8.2% of operating revenue for the year ended December 31, 2020 compared to 7.7% for the year ended December 31, 2019.  Other operating expenses include equipment maintenance, facility expenses, legal and professional fees and other over-the-road costs. The increase was primarily attributable to a $8.1 million increase in parts costs related to final mile installations, $5.4 million increase in facility expenses due to the acquisitions of FSA and Linn Star and a $0.5 million increase in the fair value of the earn-out liability from the FSA acquisition due to higher than anticipated revenues.

Income from Operations
Expedited Freight income from operations decreased by $32.3 million, or 31.2%, to $71.3 million for the year ended December 31, 2020 compared to $103.6 million for the year ended December 31, 2019.  Expedited Freight’s income from operations was 6.6% of operating revenue for the year ended December 31, 2020 compared to 10.4% for the year ended December 31, 2019. The decrease in income from operations was primarily due to lower tonnage, shipments and revenue per hundredweight due to the adverse impacts of COVID-19 and the Ransomware Incident. To a lesser extent, additional costs from the acquisitions of FSA and Linn Star contributed to the decrease through continued integration efforts into the Expedited Freight segment.

Intermodal - Year Ended December 31, 2020 compared to Year Ended December 31, 2019

The following table sets forth our historical financial data of the Intermodal segment for the years ended December 31, 2020 and 2019 (in millions):

Intermodal Segment Information
(In millions)
(Unaudited)

	Year ended
	December 31,	Percent of	December 31,	Percent of		Percent
	2020	Revenue	2019	Revenue	Change	Change
Operating revenue	$199.6	100.0%	$217.7	100.0%	$(18.1)	(8.3)%

Operating expenses:
Purchased transportation	68.7	34.3	76.9	35.3	(8.2)	(10.7)
Salaries, wages and employee benefits	48.7	24.4	52.9	24.3	(4.2)	(7.9)
Operating leases	16.3	8.2	16.4	7.5	(0.1)	(0.6)
Depreciation and amortization	9.9	5.0	8.9	4.1	1.0	11.2
Insurance and claims	7.9	4.0	6.7	3.1	1.2	17.9
Fuel expense	5.4	2.7	7.6	3.5	(2.2)	(28.9)
Other operating expenses	26.3	13.2	24.6	11.3	1.7	6.9
Total operating expenses	183.2	91.8	194.0	89.1	(10.8)	(5.6)
Income from operations	$16.4	8.2%	$23.7	10.9%	$(7.3)	(30.8)%

[1] Includes revenues and operating expenses from the acquisition of OST, which was acquired in July 2019 and is partially included in the prior period

Intermodal Operating Statistics

	Year ended
	December 31,	December 31,	Percent
	2020	2019	Change

Drayage shipments	301,454	313,817	(3.9)%
Drayage revenue per shipment	$563	$599	(6.0)
Number of locations	24	21	14.3%

Revenues

Intermodal operating revenue decreased $18.1 million, or 8.3%, to $199.6 million for the year ended December 31, 2020 from $217.7 million for the same period in 2019. The decrease in Intermodal operating revenue was primarily attributable to a 6.0% decrease in drayage revenue per shipment from prior year, decreased fuel surcharge revenue because of lower fuel prices and a decline in linehaul shipments, partially offset by an increase in per diem revenue.

Purchased Transportation

Intermodal purchased transportation decreased $8.2 million, or 10.7%, to $68.7 million for the year ended December 31, 2020 from $76.9 million for the same period in 2019.  Intermodal purchased transportation as a percentage of revenue was 34.3% for the year ended December 31, 2020 compared to 35.3% for the year ended December 31, 2019.  Intermodal purchased transportation includes Leased Capacity Providers and third-party carriers, while Company-employed drivers are included in salaries, wages and benefits. The decrease in Intermodal purchased transportation as a percentage of revenue was due to operating efficiencies.

Salaries, Wages, and Benefits

Intermodal salaries, wages and employee benefits decreased $4.2 million, or 7.9%, to $48.7 million for the year ended December 31, 2020 from $52.9 million for the year ended December 31, 2019.  As a percentage of Intermodal operating revenue, salaries, wages and benefits remained essentially flat at 24.4% for the year ended December 31, 2020 compared to 24.3% for the same period in 2019.

Operating Leases

Intermodal operating leases remained relatively flat only decreasing by $0.1 million, or 0.6% to $16.3 million for the year ended December 31, 2020 from $16.4 million for the same period in 2019. Operating leases were 8.2% of Intermodal operating revenue for the year ended December 31, 2020 compared to 7.5% in the same period of 2019.

Depreciation and Amortization

Intermodal depreciation and amortization increased $1.0 million, or 11.2%, to $9.9 million for the year ended December 31, 2020 from $8.9 million for the same period in 2019. Intermodal depreciation and amortization expense as a percentage of Intermodal operating revenue was 5.0% for the year ended December 31, 2020 compared to 4.1% for the same period of 2019. Depreciation and amortization increased due to the equipment acquired from OST as well as the acquired intangibles as part of the acquisition of OST.

Insurance and Claims

Intermodal insurance and claims expense increased $1.2 million, or 17.9%, to $7.9 million for the year ended December 31, 2020 from $6.7 million for the year ended December 31, 2019.   Intermodal insurance and claims were 4.0% of operating revenue for the year ended December 31, 2020 compared to 3.1% for the same period in 2019. The increase in Intermodal insurance and claims was primarily attributable to an increase in vehicle insurance premiums. See additional discussion over the consolidated increase in self-insurance reserves related to vehicle claims in the “Other operations” section below.

Fuel Expense

Intermodal fuel expense decreased $2.2 million, or 28.9%, to $5.4 million for the year ended December 31, 2020 from $7.6 million in the same period of 2019.  Fuel expenses were 2.7% of Intermodal operating revenue for the year ended December 31, 2020 compared to 3.5% in the same period of 2019.  Intermodal fuel expense decreased because of lower fuel prices.

Other Operating Expenses

Intermodal other operating expenses increased $1.7 million, or 6.9%, to $26.3 million for the year ended December 31, 2020 from $24.6 million for the same period of 2019.  Intermodal other operating expenses as a percentage of revenue for the year ended December 31, 2020 were 13.2% compared to 11.3% for the same period of 2019. The increase in Intermodal other operating expense was primarily because of an increase in non recoverable per diem and rail storage expenses incurred as a result of the Ransomware Incident.

Income from Operations

Intermodal’s income from operations decreased by $7.3 million, or 30.8%, to $16.4 million for the year ended December 31, 2020 compared to $23.7 million for the same period in 2019.  Income from operations as a percentage of Intermodal operating revenue was 8.2% for the year ended December 31, 2020 compared to 10.9% in the same period of 2019.  The deterioration in operating income was primarily attributable to losing leverage on fixed costs such as salaries, wages and benefits, operating leases, depreciation and amortization and insurance due to the impact of COVID-19.

Other operations - Year Ended December 31, 2020 compared to Year Ended December 31, 2019

Other operating activity decreased from a $14.9 million operating loss during the year ended December 31, 2019 to a $13.8 million operating loss during the year ended December 31, 2020. The year ended December 31, 2020 included self-insurance reserves for vehicle claims of $4.9 million which were related to an increase to our loss development factors for claims. The remaining loss was primarily attributable to a $3.1 million litigation reserve, $1.6 million related to the Ransomware Incident for professional fees, severance of $1.0 million and $3.4 million of corporate costs previously allocated to the Pool segment that are not part of the discontinued operation. These costs represent corporate costs that will remain with the Company after the Pool business is divested.

The $14.9 million operating loss included in other operations and corporate activities for the year ended December 31, 2019 included $6.5 million in vehicular reserves for unfavorable development of second quarter 2019 claims and increases to our loss development factors for vehicle and workers' compensation claims of $2.8 million and $0.3 million, respectively. The loss was also attributed to $3.6 million in costs related to the CEO transition, and $1.1 million of corporate costs previously allocated to the Pool segment that are not part of the discontinued operation.

Results of Operations

The following table sets forth our historical financial data for the years ended December 31, 2019 and 2018 (in millions):

	Year ended December 31,
	2019	2018	Change	Percent Change
	(As Adjusted)	(As Adjusted)
Operating revenue:
Expedited Freight	$1,000.9	$941.9	$59.0	6.3%
Intermodal	217.7	201.0	16.7	8.3
Eliminations and other operations	(3.4)	(5.3)	1.9	35.8
Operating revenue	1,215.2	1,137.6	77.6	6.8
Operating expenses:
Purchased transportation	586.1	564.3	21.8	3.9
Salaries, wages, and employee benefits	258.0	229.6	28.4	12.4
Operating leases	63.1	58.2	4.9	8.4
Depreciation and amortization	36.4	35.8	0.6	1.7
Insurance and claims	38.7	29.6	9.1	30.7
Fuel expense	17.8	16.2	1.6	9.9
Other operating expenses	102.7	86.7	16.0	18.5
Total operating expenses	1,102.8	1,020.4	82.4	8.1
Income (loss) from continuing operations:
Expedited Freight	103.6	103.7	(0.1)	(0.1)
Intermodal	23.7	23.3	0.4	1.7
Other operations	(14.9)	(9.8)	(5.1)	(52.0)
Income from continuing operations	112.4	117.2	(4.8)	(4.1)
Other expense:
Interest expense, net	(2.7)	(1.8)	(0.9)	50.0
Total other expense	(2.7)	(1.8)	(0.9)	50.0
Income from continuing operations before income taxes	109.7	115.4	(5.7)	(4.9)
Income tax expense	27.4	26.8	0.6	2.2
Net income from continuing operations	82.3	88.6	(6.3)	(7.1)
Income from discontinued operation, net of tax	4.8	3.5	1.3	37.1
Net income and comprehensive income	$87.1	$92.1	$(5.0)	(5.4)%

Revenues

During the year ended December 31, 2019, revenue increased 6.8% compared to the year ended December 31, 2018. The revenue increase was primarily driven by increased revenue from our Expedited Freight segment of $59.0 million driven by increased final mile revenue primarily from the acquisition of FSA in April 2019. The Company’s other segments also had revenue growth over prior year. Intermodal revenue increased 8.3%, primarily due to the acquisition of OST.

Operating Expenses

Operating expenses increased $82.4 million primarily driven by purchased transportation increases of $21.8 million and salaries, wages and employee benefits increases of $28.4 million. Company-employed drivers are included in salaries, wages and benefits, while purchased transportation includes Leased Capacity Providers and third-party carriers. Purchased transportation increased primarily due to increased volumes, but decreased as a percentage of revenue due to increased utilization of Leased Capacity Providers and Company-employed drivers, which are typically less costly than third-party transportation providers. Salaries, wages and employee benefits increased primarily due to additional headcount from acquisitions, increased Company-employed driver utilization and increased personnel needs to support the additional volumes.
Income from Continuing Operations and Segment Operations

Income from continuing operations decreased $4.8 million, or 4.1%, from the year ended December 31, 2018 to $112.4 million for the year ended December 31, 2019 primarily driven by a $0.1 million decrease from our Expedited Freight segment and a $0.4 million increase from our Intermodal segment, offset by a $5.1 million decrease in other operations due to a $6.5 million vehicle claims reserve recorded in 2019 for pending vehicular claims. Our Expedited Freight segment operating income decreased $0.4 million due to lower tonnage, higher insurance premiums and a large vehicle claim reserve, mostly offset by improvements in purchased transportation on increased utilization of Leased Capacity Providers and Company-employed drivers and contributions from FSA. Our Intermodal segment saw a slight increase. The results for our two reportable segments are discussed in detail in the following sections.

Interest Expense, net

Interest expense, net was $2.7 million for the year ended December 31, 2019 compared to $1.8 million for the same period in 2018. The increase in interest expense, net was attributable to additional borrowings on our revolving credit facility.

Income Taxes on a Continuing Basis

The combined federal and state effective tax rate for the year ended December 31, 2019 was 24.9% compared to a rate of 23.2% for the same period in 2018.  The higher effective tax rate for the year ended December 31, 2019 was primarily the result of increased executive compensation in the current year, which was not deductible for income tax purposes. This was partly offset by a reduction in taxable income resulting from the reinstatement of the Alternative Fuel Credit by the Internal Revenue Service on December 20, 2019 and the result of increased share-based compensation vesting when compared to the same period in 2018, which was impacted by forfeited performance shares.
Income from Discontinued Operation, net of tax

Income from discontinued operation, net of tax increased $1.3 million to $4.8 million for the year ended December 31, 2019 from $3.5 million for the year ended December 31, 2018. Income from discontinued operation includes the Company’s Pool business.

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

Expedited Freight - Year Ended December 31, 2019 compared to Year Ended December 31, 2018

The following table sets forth our historical financial data of the Expedited Freight segment for the years ended December 31, 2019 and 2018 (in millions):

Expedited Freight Segment Information
(In millions)
(Unaudited)

	Year ended
	December 31,	Percent of	December 31,	Percent of		Percent
	2019	Revenue	2018	Revenue	Change	Change
	(As Adjusted)		(As Adjusted)
Operating revenue:
Network [1]	$675.2	67.5%	$677.4	71.9%	$(2.2)	(0.3)%
Truckload	196.9	19.7	196.9	20.9	—	—
Final Mile	100.6	10.1	39.4	4.2	61.2	155.3
Other	28.2	2.8	28.2	3.0	—	—
Total operating revenue	1,000.9	100.0	941.9	100.0	59.0	6.3

Operating expenses:
Purchased transportation	511.5	51.0	491.2	52.1	20.3	4.1
Salaries, wages and employee benefits	200.7	20.1	183.0	19.4	17.7	9.7
Operating leases	46.6	4.7	42.1	4.5	4.5	10.7
Depreciation and amortization	27.4	2.7	29.2	3.1	(1.8)	(6.2)
Insurance and claims	23.6	2.4	18.6	2.0	5.0	26.9
Fuel expense	10.2	1.0	9.5	1.0	0.7	7.4
Other operating expenses	77.3	7.7	64.6	6.9	12.7	19.7
Total operating expenses	897.3	89.6	838.2	89.0	59.1	7.1
Income from operations	$103.6	10.4%	$103.7	11.0%	$(0.1)	(0.1)%

[1] Network revenue is comprised of all revenue, including linehaul, pickup and/or delivery, and fuel surcharge revenue, excluding accessorial, truckload and final mile revenue

Expedited Freight Operating Statistics

	Year ended
	December 31,	December 31,	Percent
	2019	2018	Change
	(As Adjusted)	(As Adjusted)

Business days	255	255	—%

Tonnage [1,2]
Total pounds	2,479,291	2,562,205	(3.2)
Pounds per day	9,723	10,048	(3.2)

Shipments [1,2]
Total shipments	3,990	4,173	(4.4)
Shipments per day	15.6	16.4	(4.9)

Weight per shipment	621	614	1.1

Revenue per hundredweight [3]	$27.21	$26.15	4.1
Revenue per hundredweight, excluding fuel [3]	$22.90	$22.09	3.7

Revenue per shipment [3]	$171	$163	4.9
Revenue per shipment, excluding fuel [3]	$144	$138	4.3%
Network revenue from door-to-door shipments as a percentage of network revenue [3,4]	40.0%	35.3%	13.3
Network gross margin [5]	55.0%	52.0%	5.8

1 In thousands
[2] Excludes accessorial, full truckload and final mile products
[3] Includes intercompany revenue between the Network and Truckload revenue streams
[4] Door-to-door shipments include all shipments with a pickup and/or delivery
[5] Network revenue less Network purchased transportation as a percentage of Network revenue

Revenues
Expedited Freight operating revenue increased $59.0 million, or 6.3%, to $1,000.9 million for the year ended December 31, 2019 from $941.9 million for the same period of 2018. The increase was due to increased final mile revenue of $61.2 million. Network revenue also had a modest decrease compared to the prior year. Final mile revenue increased primarily due to the acquisition of FSA in April 2019.

Network revenue decreased $2.2 million due to a 4.4% decrease in shipments and a 3.2% decrease in tonnage partly offset by a 4.1% increase in revenue per hundredweight over prior year. The decrease in shipments and tonnage was due to a decrease in legacy airport-to-airport shipments. The increase in revenue per hundredweight was due to increased shipment size and revenue per shipment.

Purchased Transportation
Expedited Freight purchased transportation increased by $20.3 million, or 4.1%, to $511.5 million for the year ended December 31, 2019 from $491.2 million for the year ended December 31, 2018. As a percentage of segment operating revenue, Expedited Freight purchased transportation was 51.0% during the year ended December 31, 2019 compared to 52.1% for the same period of 2018. Expedited Freight purchased transportation includes Leased Capacity Providers and third-party carriers, while Company-employed drivers are included in salaries, wages and benefits. Purchased transportation decreased as a percentage of revenue primarily due to a 300 basis point decrease in Network purchased transportation as a percentage of revenue as linehaul cost per mile decreased on increased utilization of Leased Capacity Providers and Company-employed drivers over more costly third-party transportation providers. This decrease was offset primarily by an increase in final mile purchased transportation due to the acquisition of FSA and deteriorating truckload purchased transportation due to the previously mentioned revenue rate pressures.

Salaries, Wages, and Benefits

Expedited Freight salaries, wages and employee benefits increased by $17.7 million, or 9.7%, to $200.7 million for the year ended December 31, 2019 from $183.0 million in the same period of 2018. Salaries, wages and employee benefits were 20.1% of Expedited Freight’s operating revenue for the year ended December 31, 2019 and 19.4% for the year ended December 31, 2018. The increase in total dollars and as a percentage of revenue was primarily due to $14.7 million for additional headcount and employee wages, of which $12.1 million was due to the acquisition of FSA. An additional $6.2 million increase was due to increased utilization of Company-employed drivers to fulfill linehaul and local pickup and delivery services. These increases were partly offset by a $3.9 million decrease of employee incentives.

Operating Leases

Expedited Freight operating leases increased $4.5 million, or 10.7%, to $46.6 million for the year ended December 31, 2019 from $42.1 million for the year ended December 31, 2018.  Operating leases were 4.7% of Expedited Freight’s operating revenue for the year ended December 31, 2019 compared to 4.5% for the year ended December 31, 2018.  The increase in cost was primarily due to a $2.8 million increase in facility leases mostly from additional facilities acquired from FSA and a $2.9 million increase in tractor rentals and leases to correspond with the increase in Company-employed driver usage mentioned above. These increases were partly offset by a $1.1 million decrease in trailer rentals and leases, as old leases were replaced with purchased trailers.
Depreciation and Amortization
Expedited Freight depreciation and amortization decreased $1.8 million, or 6.2%, to $27.4 million for the year ended December 31, 2019 from $29.2 million for the year ended December 31, 2018.  Depreciation and amortization expense as a percentage of Expedited Freight operating revenue was 2.7% in the year ended December 31, 2019 compared to 3.1% for the year ended December 31, 2018. The decrease in total dollars was primarily due to a $1.9 million decrease in trailer depreciation for the year ended December 31, 2019 compared to the same period in 2018 primarily related to extending the useful lives of its trailers from seven to ten years as discussed above. Tractor depreciation decreased $0.6 million for the year ended December 31, 2019 compared to the same period in 2018 primarily due to decreasing the salvage value of tractors from 25% to 10% as discussed above, partly offset by a decrease in tractor depreciation, as older units were replaced with tractor leases mentioned above. The net decrease of trailer and tractor depreciation of $2.5 million was partly offset by a $0.8 million of increased amortization of acquired intangibles from FSA.

Insurance and Claims
Expedited Freight insurance and claims expense increased $5.0 million, or 26.9%, to $23.6 million for the year ended December 31, 2019 from $18.6 million for the year ended December 31, 2018.  Insurance and claims as a percentage of Expedited Freight’s operating revenue was 2.4% for the year ended December 31, 2019 compared to 2.0% for the year ended December 31, 2018.  The increase was attributable to a $1.0 million vehicle claim reserve recorded in the second quarter of 2019 for pending vehicular claims and a $1.8 million increase in vehicle insurance premiums. The increase was also attributable to higher accident related vehicle damage repairs, cargo claims and claims related fees. See additional discussion over the consolidated increase in self-insurance reserves related to vehicle claims in the “Other Operations” section below.
Fuel Expense

Expedited Freight fuel expense increased $0.7 million, or 7.4%, to $10.2 million for the year ended December 31, 2019 from $9.5 million in the year ended December 31, 2018.  Fuel expense was 1.0% of Expedited Freight’s operating revenue for the year ended December 31, 2019 and December 31, 2018. Expedited Freight fuel expenses increased due to higher Company-employed driver miles.
Other Operating Expenses
Expedited Freight other operating expenses increased $12.7 million, or 19.7%, to $77.3 million for the year ended December 31, 2019 from $64.6 million for the year ended December 31, 2018.  Expedited Freight other operating expenses were 7.7% of operating revenue for the year ended December 31, 2019 compared to 6.9% for the year ended December 31, 2018.  The increase in total dollars and as a percentage of revenue was primarily attributable to a $2.8 million increase in parts costs for final mile installations due to the acquisition of FSA and a $1.5 million increase in loss on operating assets due to reserves for and sales of tractors. See additional discussion regarding the fixed asset useful life study above. The increase was also attributable to a $1.3 million increase in legal and professional fees and $1.2 million in higher travel-related expenses. Additionally, receivables allowance increased $0.8 million due to the third quarter of 2018 including a recovery of a previously reserved receivable. The remaining increase was due to increased terminal and office expenses and other over-the-road costs, including tolls.
Income from Operations
Expedited Freight income from operations decreased by $0.1 million, or 0.1%, to $103.6 million for the year ended December 31, 2019 compared to $103.7 million for the year ended December 31, 2018.   Expedited Freight’s income from operations was 10.4% of operating revenue for the year ended December 31, 2019 compared to 11.0% for the year ended December 31, 2018. The decrease in income from operations was due to lower tonnage, higher insurance premiums and a large vehicle claim reserve, mostly offset by improvements in Network gross margin on increased utilization of Leased Capacity Providers and Company-employed drivers and contributions from FSA.

Intermodal - Year Ended December 31, 2019 compared to Year Ended December 31, 2018

The following table sets forth our historical financial data of the Intermodal segment for the years ended December 31, 2019 and 2018 (in millions):

Intermodal Segment Information
(In millions)
(Unaudited)

	Year ended
	December 31,	Percent of	December 31,	Percent of		Percent
	2019	Revenue	2018	Revenue	Change	Change
Operating revenue	$217.7	100.0%	$201.0	100.0%	$16.7	8.3%

Operating expenses:
Purchased transportation	76.9	35.3	77.1	38.4	(0.2)	(0.3)
Salaries, wages and employee benefits	52.9	24.3	43.9	21.8	9.0	20.5
Operating leases	16.4	7.5	15.9	7.9	0.5	3.1
Depreciation and amortization	8.9	4.1	6.3	3.8	2.6	41.3
Insurance and claims	6.7	3.1	5.8	2.9	0.9	15.5
Fuel expense	7.6	3.5	6.6	3.3	1.0	15.2
Other operating expenses	24.6	11.3	22.1	11.0	2.5	11.3
Total operating expenses	194.0	89.1	177.7	88.4	16.3	9.2
Income from operations	$23.7	10.9%	$23.3	11.6%	$0.4	1.7%

Intermodal Operating Statistics

	Year ended
	December 31,	December 31,	Percent
	2019	2018	Change

Drayage shipments	313,817	305,239	2.8%
Drayage revenue per Shipment	$599	$567	5.6
Number of Locations	21	20	5.0%

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

Purchased Transportation

Intermodal purchased transportation decreased $0.2 million, or 0.3%, to $76.9 million for the year ended December 31, 2019 from $77.1 million for the same period in 2018.  Intermodal purchased transportation as a percentage of revenue was 35.3% for the year ended December 31, 2019 compared to 38.4% for the year ended December 31, 2018. Intermodal purchased transportation includes Leased Capacity Providers and third-party carriers, while Company-employed drivers are included in salaries, wages and benefits. The decrease in Intermodal purchased transportation as a percentage of revenue was attributable to increased utilization of Company-employed drivers compared to the same period in 2018 and operating efficiencies.

Salaries, Wages, and Benefits

Intermodal salaries, wages and employee benefits increased $9.0 million, or 20.5%, to $52.9 million for the year ended December 31, 2019 compared to $43.9 million for the year ended December 31, 2018.  As a percentage of Intermodal operating revenue, salaries, wages and benefits decreased to 24.3% for the year ended December 31, 2019 compared to 21.8% for the same period in 2018. The 2.5% increase in salaries, wages and employee benefits as a percentage of revenue was attributable to a 1.3% increase from utilization of Company-employed drivers and a 1.3% increase from higher administrative salaries, wages and benefits as a percentage of revenue. The increase as a percentage of revenue was also attributable to a 0.4% increase in group health insurance and workers compensation as a percentage of revenue. These increases were partly offset by a 0.3% decrease as a percentage of revenue in incentive and share based compensation to employees and a 0.2% improvement in dock pay as a percentage of revenue. The increase in administrative salaries, wages and benefits as a percentage of revenue was due to additional headcount from the acquisitions of O.S.T., Southwest and MMT.

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

Depreciation and Amortization

Intermodal depreciation and amortization increased $2.6 million, or 41.3%, to $8.9 million for the year ended December 31, 2019 from $6.3 million for the same period in 2018. Depreciation and amortization expense as a percentage of Intermodal operating revenue was 4.1% for the year ended December 31, 2019 compared to 3.8% for the same period of 2018. The increase was due to $1.2 million increase in amortization of acquired intangibles. The increase in depreciation and amortization was also attributable to a $1.4 million increase in depreciation of equipment partly due to the equipment acquired from O.S.T..

Insurance and Claims

Intermodal insurance and claims expense increased $0.9 million, or 15.5%, to $6.7 million for the year ended December 31, 2019 from $5.8 million for the year ended December 31, 2018.   Intermodal insurance and claims were 3.1% of operating revenue for the year ended December 31, 2019 compared to 2.9% for the same period in 2018. The increase in Intermodal insurance and claims was primarily attributable to an increase in vehicle insurance premiums. See additional discussion over the consolidated increase in self-insurance reserves related to vehicle claims in the “Other Operations” section below.

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

Other Operating Expenses

Intermodal other operating expenses increased $2.5 million, or 11.3%, to $24.6 million for the year ended December 31, 2019 compared to $22.1 million for the same period of 2018.  Intermodal other operating expenses as a percentage of revenue for the year ended December 31, 2019 were 11.3% compared to 11.0% for the same period of 2018.  The increase in Intermodal other operating expense was due mostly to a $1.0 million increase in container related rental and storage charges and a $0.6 million increase in acquisition related legal and professional fees. In 2018, a $0.5 million reduction in the earn-out liability for the Atlantic acquisition was recorded. A similar benefit in the earn-out liability was not recorded in 2019. The remaining increase was due to increased terminal and office expenses and other over-the-road costs, including tolls.

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

Other operations - Year Ended December 31, 2019 compared to Year Ended December 31, 2018

Other operating activity declined from a $9.8 million operating loss during the year ended December 31, 2018 to an $14.9 million operating loss during the year ended December 31, 2019. The year ended December 31, 2019 included $6.5 million in vehicular reserves for unfavorable development of second quarter 2019 claims and increases to our loss development factors for vehicle and workers’ compensation claims of $2.8 million and $0.3 million, respectively. The loss was also attributed to $3.6 million in costs related to the CEO transition.

The $9.8 million operating loss for the year ending December 31, 2018 included a $6.0 million increase in self-insurance reserves related to existing vehicular claims and $0.8 million in self- insurance reserves resulting from workers' compensation claims. The loss was also attributable to $1.1 million in costs related to the CEO transition, comprised of recruiting fees and retention share awards.

Discussion of Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“GAAP”).  The preparation of financial statements in accordance with GAAP requires management to make judgments, estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Our estimates and assumptions are based on historical experience and changes in the business environment.  However, actual results may differ from estimates under different conditions, sometimes materially. The significant accounting policies followed in the preparation of the financial statements are detailed in Note 1 of our Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data.”

Critical accounting policies and estimates are defined as those that are both most important to the portrayal of our financial condition and results and require management’s most subjective judgments. We believe that our application of the policies discussed below involves significant levels of judgment, estimates and complexity. Due to the levels of judgment, complexity and period of time over which many of these items are resolved, actual results could differ from those estimated at the time of preparation of the financial statements. Adjustments to these estimates would impact our financial position and future results of operations.

Self-Insurance Loss Reserves

We provide for the estimated costs of vehicle liability and workers’ compensation claims both reported and for claims incurred but not reported. The amount of self-insurance loss reserves and loss adjustment expenses is determined based on an estimation process that uses information obtained from both our-specific and industry data, as well as general economic information. We estimate our self-insurance loss exposure by evaluating the merits and circumstances surrounding individual known claims and through actuarial analysis to determine an estimate of probable losses on claims incurred but not reported. If the events underlying the claims have occurred as of the balance sheet date, then losses are recognized immediately. Historically, we have experienced both favorable and unfavorable development of claim estimates.

The estimation process for self-insurance loss exposure requires management to continuously monitor and evaluate the life cycle of claims. Using data obtained from this monitoring and our assumptions about the emerging trends, management develops an estimate of ultimate claims based on its historical experience and other available market information. The most significant assumptions used in the estimation process include determining the trend in loss costs, the expected consistency in the frequency and severity of claims incurred but not yet reported, changes in the timing of the reporting of losses from the loss date to the notification date, and expected costs to settle unpaid claims. We utilize quarterly actuarial analyses to evaluate open claims and estimate the ongoing development exposure.

As of December 31, 2020 and 2019, we recorded insurance reserves of $72.7 million and $66.2 million, respectively, inclusive of reserves in excess of the self-insured retention limit that are expected to be reimbursed from insurance carriers. Additionally, we recognized a receivable for insurance proceeds and a corresponding claims payable for vehicle liability and workers’ compensation claims in excess of the self-insured retention limit in the amount of $36.7 million and $34.1 million as of December 31, 2020 and 2019, respectively.

Business Combinations and Goodwill

Acquisitions are accounted for using the purchase method. Upon the acquisition of a business, the fair value of the assets acquired and liabilities assumed must be estimated. This requires judgments regarding the identification of acquired assets and liabilities assumed, some of which may not have been previously recorded by the acquired business, as well as judgments regarding the valuation of all identified acquired assets and assumed liabilities. The assets acquired and liabilities assumed are determined by reviewing the operations, interviewing management and reviewing the financial and contractual information of the acquired business. Consideration is typically paid in the form of cash paid upon closing or contingent consideration paid upon satisfaction of a future obligation. If contingent consideration is included in the purchase price, we value that consideration as of the acquisition date and it is recorded to goodwill.

Once the acquired assets and assumed liabilities are identified, the fair value of the assets and liabilities are estimated using a variety of approaches that require significant judgments. For example, intangible assets are typically valued using a discounted cash flow (“DCF”) analysis, which requires estimates of the future cash flows that are attributable to the intangible asset. A DCF analysis also requires significant judgments regarding the selection of discount rates that are intended to reflect the risks that are inherent in the projected cash flows, the determination of terminal growth rates, and judgments about the useful life and pattern of use of the underlying intangible asset. The valuation of acquired property, plant and equipment requires judgments about current market values, replacement costs, the physical and functional obsolescence of the assets and their remaining useful lives. A failure to appropriately assign a fair value to acquired assets and assumed liabilities could significantly impact the amount and timing of future depreciation and amortization expense, as well as significantly overstate or understate assets or liabilities.

    Goodwill is recorded at cost based on the excess of purchase price over the fair value of net assets acquired. Goodwill and intangible assets with indefinite lives are not amortized but rather we conduct an annual, or more frequently if circumstances indicate possible impairment, impairment test of goodwill for each reporting unit at June 30 of each year.  Examples of such events or circumstances could include a significant change in business climate or a loss of significant customers. Intangible assets are amortized over their useful lives.

Assets Classified as Held for Sale

We evaluate our assets held for sale upon meeting the criteria for held for sale classification and in each subsequent reporting period to determine whether the fair value, less costs to sell, exceeds the net carrying value. The fair value is estimated based on a combination of an income approach using a discounted cash flow model, and a market approach, which considers comparable companies. Estimates of future cash flows are based on various factors, including current operating results, expected market trends and competitive influences. We make various assumptions regarding future cash flows, market multiples, growth rates and discount rates in our estimate of the fair value of assets held for sale. These assumptions require significant judgments and the conclusions reached could vary significantly based upon these judgments.

Liquidity and Capital Resources
We have historically financed our working capital needs, including capital expenditures, with cash flows from operations and borrowings under our revolving credit facility. We believe that borrowings under our revolving credit facility, together with available cash and internally generated funds, will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future.

We use LIBOR as a reference rate in our revolving credit facility to calculate interest due to our lender. In the event the LIBOR is no longer published, we have amended our revolving credit facility to include provisions to address establishing a replacement benchmark rate.

In April 2020, we entered into an amendment to the revolving credit facility, which increased the maximum aggregate principal amount to $225.0 million. The senior credit facility may be increased by up to $25.0 million to a maximum aggregate principal amount of $250.0 million pursuant to the terms of the amended credit agreement, subject to the lenders’ agreement to increase their commitments or the addition of new lenders extending such commitments. Such increases may be in the form of additional revolving credit loans, term loans or a combination thereof, and are contingent upon there being no events of default. We are in compliance with the financial covenants contained in the senior credit facility and expect to continue to maintain such compliance. Should we ever encounter difficulties, our historical relationship with our lenders has been strong and we anticipate their continued support of our business. Refer to Note 4 to the Consolidated Financial Statements contained in Item 8, “Financial Statements and Supplementary Data,” for additional information regarding our revolving credit facility.

Cash Flows

Year Ended December 31, 2020 Cash Flows compared to December 31, 2019 Cash Flows

Continuing Operations

Net cash provided by operating activities of continuing operations totaled approximately $96.1 million for the year ended December 31, 2020 compared to approximately $145.5 million for the year ended December 31, 2019. The $49.4 million decrease in cash provided by operating activities of continuing operations is mainly attributable to a $34.9 million decrease in net earnings after consideration of non-cash items and a $14.5 million decrease in cash from operating assets and liabilities.

Net cash used in investing activities of continuing operations was approximately $81.5 million for the year ended December 31, 2020 compared with approximately $58.3 million during the year ended December 31, 2019. Continuing investing activities during the year ended December 31, 2020 included the acquisition of Linn Star for $55.9 million. Investing activities of continuing operations during the year ended December 31, 2019 included the acquisitions of FSA for $27.0 million and O.S.T. for $12.0 million. In addition, the year ended December 31, 2020 included net capital expenditures of $20.3 million, of which approximately $9.8 million related to an organic investment to expand the capacity of the Company's national hub in Columbus, Ohio (“CMH”), which the Company announced on July 27, 2020. The year ended December 31, 2019 included net capital expenditures of $22.0 million primarily for new trailers, information technology and facility equipment. The proceeds from disposal of property and equipment during the years ended December 31, 2020 and 2019 were primarily from sales of older trailers.

Net cash used in financing activities of continuing operations totaled approximately $39.1 million for the year ended December 31, 2020 compared with net cash used in financing activities of continuing operations of $48.1 million for the year ended December 31, 2019. The $8.2 million decrease in cash used in continuing financing activities was attributable to a $45.0 million increase in net borrowings on the revolving credit facility and a $11.0 million decrease in the repurchase of common stock. These decreases in cash used were partially offset by a $20.0 million repayment on the revolving credit facility, a $20.5 million increase in distributions to a subsidiary held for sale (Pool) and a $5.3 million payment on the FSA earn-out.

Discontinued Operation

Net cash used in discontinued operating activities was approximately $11.4 million for the year ended December 31, 2020 compared to net cash provided by discontinued operating activities was approximately $13.5 million for the year ended December 31, 2019. The $24.9 million decrease in cash provided by discontinued operating activities was primarily attributable to a decrease in discontinued net earnings after consideration of non-cash items. The non-cash items for the year ended December 31, 2020 included an impairment charge of $28.4 million to impair Pool's goodwill balance of $5.4 million and the establishment of a valuation allowance of $23.0 million against Pool's assets held for sale.

Net cash used in discontinued investing activities was approximately $1.2 million for the year ended December 31, 2020 compared to approximately $5.5 million during the year ended December 31, 2019. The $4.3 million decrease in cash used in discontinued operations was due to changes in net capital expenditures primarily for trailers and facility equipment. Proceeds from disposal of property and equipment during the year ended December 31, 2020 and 2019 were primarily from sales of older tractors and trailers.

Net cash provided by financing activities was approximately $12.6 million for the year ended December 31, 2020 compared to net cash used in discontinued financing activities of $7.9 million for the year ended December 31, 2019. The $20.5 million increase in cash provided by discontinued financing activities was attributable to contributions from the parent as discussed above.

Year Ended December 31, 2019 Cash Flows compared to December 31, 2018 Cash Flows

Continuing Operations

Net cash provided by operating activities of continuing operations totaled approximately $145.5 million for the year ended December 31, 2019 compared to approximately $142.4 million for the year ended December 31, 2018. The $3.1 million increase in cash provided by operating activities of continuing operations was mainly attributable to an improvement in the collection of receivables and a decrease in estimated income tax payments. This increase was partly offset by a decrease in accounts payable and accrued expenses, an increase in prepaid expenses due to the purchase of cloud-based software and a decrease in net earnings after consideration of non-cash items.

Net cash used in investing activities of continuing operations was approximately $58.3 million for the year ended December 31, 2019 compared with approximately $52.2 million during the year ended December 31, 2018. Investing activities during the year ended December 31, 2019 consisted primarily of FSA for $27.0 million, O.S.T. for $12.0 million and net capital expenditures of $22.0 million primarily for new trailers, information technology and facility equipment. Investing activities during the year ended December 31, 2018 consisted primarily of net capital expenditures of $39.6 million primarily for new trailers, information technology and sorting equipment and $20.0 million used to acquire Southwest and MMT. The proceeds from disposal of property and equipment during the year ended December 31, 2019 and 2018 were primarily from sales of older trailers.

Net cash used in financing activities of continuing operations totaled approximately $48.1 million for the year ended December 31, 2019 compared with net cash used in financing activities of $68.4 million for the year ended December 31, 2018. The $20.3 million decrease was attributable to a $13.0 million increase in net borrowings from our revolving credit facility. The year ended December 31, 2019 also included $56.2 million used to repurchase shares of our common stock, which was a $9.9 million decrease from the $66.1 million used to repurchase shares of common stock for the same period of 2018. These were partly offset by a $2.0 million increase in payments of cash dividends due to an increase in dividend per share from $0.63 per share in the year ended December 31, 2018 to $0.72 per share in the year ended December 31, 2019, partly offset by a decrease in the outstanding share count during the year ended December 31, 2019 compared to the same period in 2018. Additionally, there was a $0.9 million decrease in cash from employee stock transactions and related tax benefits and a $0.7 million increase in payments of debt and finance lease obligations as well as a $1.0 million increase in contributions from a subsidiary held for sale (Pool).

Discontinued Operation

Net cash provided by discontinued operating activities was approximately $13.5 million for the year ended December 31, 2019 compared to net cash provided by discontinued operating activities of approximately $10.2 million for the year ended December 31, 2018. The $3.3 million increase in cash provided by discontinued operating activities was primarily attributable to an increase in discontinued net earnings after consideration of non-cash items.

Net cash used in discontinued investing activities was approximately $5.5 million for the year ended December 31, 2019 compared to approximately $3.2 million during the year ended December 31, 2018. The $2.3 million increase in cash used in discontinued operation was due to changes in net capital expenditures primarily for trailers and facility equipment. Proceeds from disposal of property and equipment during the years ended December 31, 2020 and 2019 were primarily from sales of older tractors and trailers.
Net cash used in discontinued financing activities was approximately $7.9 million for the year ended December 31, 2019 compared to net cash used in discontinued financing activities of $6.9 million for the year ended December 31, 2018. The

$1.0 million increase in cash used in discontinued financing activities was attributable to distributions to the parent as discussed above.

Share Repurchase Program

During 2020 and 2019, we repurchased 0.8 million and 0.9 million shares of our common stock, respectively, for approximately $45.2 million and $56.2 million, respectively, through open market transactions. All shares received were retired upon receipt, and the excess of the purchase price over par value per share was recorded to “Retained Earnings” within our Consolidated Balance Sheets.

Contractual Obligations

The future payments required under our significant contractual obligations as of December 31, 2020 are as follows:

	Payments Due Period (in millions)
					2026 and
	Total	2021	2022-2023	2024-2025	Thereafter
Senior credit facility	$112.5	$—	$112.5	$—	$—
Operating lease obligations	149.4	48.7	62.5	28.7	9.5
Finance lease obligations	7.2	2.0	3.4	1.8	—
Unconditional purchase obligations	2.6	2.6	—	—	—
Other short-term and long-term obligations	0.5	0.3	0.1	0.1	—
Total contractual cash obligations	$272.2	$53.6	$178.5	$30.6	$9.5

Off-Balance Sheet Arrangements

At December 31, 2020, we had letters of credit outstanding from banks totaling $18.3 million required primarily by our workers’ compensation and vehicle liability insurance providers.

Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk relates principally to changes in interest rates and fuel prices. Our interest expense is, in part, sensitive to the general level of interest rates. Borrowings outstanding under our senior unsecured credit facility was approximately $112.5 million at December 31, 2020 and bears interest at variable rates. A hypothetical increase in our credit facility borrowing rate of 150 basis points would increase our annual interest expense by approximately $1.7 million and would have decreased our annual cash flow from operations by approximately $1.7 million.

Our only other debt are finance lease obligations totaling $6.8 million.  These lease obligations bear interest at a fixed rate. Accordingly, there is no exposure to market risk related to these finance lease obligations.

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

Item 9.        Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

Our management, including our principal executive and principal financial officers, has evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2020.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in this annual report on Form 10-K has been appropriately recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive and principal financial officers, to allow timely decisions regarding required disclosure.  Based on that evaluation, our principal executive and principal financial officers have concluded that our disclosure controls and procedures are effective at the reasonable assurance level.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we assessed the effectiveness of our internal control over financial reporting as of December 31, 2020. In making this assessment, management used the framework set forth by the Committee on Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework (“2013 Framework”). Based on our assessment, we have concluded, as of December 31, 2020, that our internal control over financial reporting was effective based on those criteria.

Ernst & Young LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements for the year ended December 31, 2020, has issued an attestation report on the Company’s internal control over financial reporting.

Changes in Internal Control over Financial Reporting

None.

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Forward Air Corporation

Opinion on Internal Control over Financial Reporting

We have audited Forward Air Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the “COSO criteria”). In our opinion, Forward Air Corporation (the “Company”) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “financial statements”) and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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
February 26, 2021

Item 9B.    Other Information

Not applicable.

Part III

Item 10.        Directors, Executive Officers and Corporate Governance

Information required by this item is incorporated herein by reference to our proxy statement for the 2021 Annual Meeting of Shareholders (the “2021 Proxy Statement”). The 2021 Proxy Statement will be filed with the SEC not later than 120 days subsequent to December 31, 2020.

Item 11.        Executive Compensation

The information required by this item is incorporated herein by reference to the 2021 Proxy Statement.

Item 12.        Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters

The information required by this item is incorporated herein by reference to the 2021 Proxy Statement.

Item 13.        Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated herein by reference to the 2021 Proxy Statement.

Item 14.        Principle Accounting Fees and Services

The information required by this item is incorporated herein by reference to the 2021 Proxy Statement.

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

Forward Air Corporation
Date:	February 26, 2021	By:	/s/ Michael J. Morris
Michael J. Morris
Chief Financial Officer and Treasurer
(Principal Financial Officer and Duly Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas Schmitt	Chairman, President and Chief Executive Officer	February 26, 2021
Thomas Schmitt	(Principal Executive Officer)

/s/ Michael J. Morris	Chief Financial Officer and Treasurer	February 26, 2021
Michael J. Morris	(Principal Financial Officer)

/s/ R. Craig Carlock	Lead Director	February 26, 2021
R. Craig Carlock

/s/ Ronald W. Allen	Director	February 26, 2021
Ronald W. Allen

/s/ Ana B. Amicarella	Director	February 26, 2021
Ana B. Amicarella

/s/ Valerie A. Bonebrake	Director	February 26, 2021
Valerie A. Bonebrake

/s/ C. Robert Campbell	Director	February 26, 2021
C. Robert Campbell

/s/ C. John Langley, Jr.	Director	February 26, 2021
C. John Langley, Jr.

/s/ G. Michael Lynch	Director	February 26, 2021
G. Michael Lynch

/s/ Laurie A. Tucker	Director	February 26, 2021
Laurie A. Tucker

/s/ W. Gilbert West	Director	February 26, 2021
W. Gil West

Annual Report on Form 10-K

Item 8, Item 15(a)(1) and (2), (a)(3), (b) and (c)

List of Financial Statements and Financial Statement Schedule

Financial Statements and Supplementary Data

Certain Exhibits

Financial Statement Schedule

Year Ended December 31, 2020

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

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of Forward Air Corporation

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Forward Air Corporation (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income, shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and financial statement schedule listed in the Index at Item 15(a) (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), Forward Air Corporation’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Self-Insurance Loss Reserves

Description of the Matter	The liability for self-insurance loss reserves totaled $72.7 million at December 31, 2020 which includes self-insurance reserves for vehicle liability claims. The long-term portion of this liability was included in “Other long-term liabilities,” and the remainder was included in “Insurance and claims” on the Company’s Balance Sheet. As more fully described in Note 1 to the consolidated financial statements, the self-insurance reserves include estimates for both known claims and future claims development and are based on company-specific and industry data, as well as general economic information.

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

Accounting for Acquisitions
Description of the Matter	During 2020, the Company acquired certain net assets of Linn Star Holdings, Inc., Linn Star Transfer, Inc. and Linn Star Logistics, LLC (collectively, “Linn Star”) for total net consideration of $57.2 million, as disclosed in Note 3 to the consolidated financial statements. This transaction was accounted for as a business combination.

Auditing the Company's accounting for its business combination was complex due to the significant judgment required by management to determine the fair value of the acquired assets and liabilities, especially the customer relationship intangible assets of $29.8 million. The significant estimation was primarily due to the complexity of the valuation models used by management to measure the fair value of the customer-related intangible assets and the sensitivity of the respective fair values to changes in the significant underlying assumptions. The Company used a discounted cash flow model to measure the customer-related intangible assets. The significant assumptions used to estimate the value of the intangible assets included discount rates and certain assumptions that form the basis of the forecasted results (e.g., revenue growth rates, operating profit margin and customer attrition rates). These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit	We tested internal controls over management’s review of the recognition and measurement of consideration transferred and customer-related intangible assets acquired, including management’s review over the valuation models and underlying assumptions used to develop such estimates.

To test the estimated fair value of the customer-related intangible assets, our audit procedures included, among others, evaluating the Company's use of the income approach (the excess earnings method) and testing the significant assumptions described above, including the completeness and accuracy of the underlying data. We compared the significant assumptions to current industry, market and economic trends, assumptions used to value similar assets in other acquisitions, historical results of the acquired business, and other guidelines used by companies within the same industry. We involved valuation specialists to assist in our evaluation of certain of the significant assumptions described above.

Valuation of Assets Classified as Held for Sale
Description of the Matter	During 2020, the Company approved a strategy to divest its Pool business within the next year. As described in Note 2 to the consolidated financial statements, the financial statements reflect the Pool business as assets held for sale for all periods presented. Due to the decision to divest the Pool business, the Company measured the net assets of the Pool business at the lower of fair value less costs to sell or carrying value each reporting period. In conjunction with this assessment, the Company recorded an impairment charge of $28.4 million for the year ended December 31, 2020 to reduce the carrying value to the estimated fair value less cost to sell.

Auditing the Company’s fair value less cost to sell of the Pool business was complex due to the significant judgment required by management to determine the fair value of the Pool business. Fair value is estimated by management based on an income approach using a discounted cash flow model as well as a market-based approach. Fair value estimated by these methods is sensitive to significant assumptions such as the amount and timing of discounted future cash flows, perpetual growth rates, the use of comparable market multiples of various financial measures affected by expected future market or economic conditions, including increased uncertainty due to the effects of COVID-19.

How We Addressed the Matter in Our Audit	We tested internal controls over management’s review of the valuation methods, as well as the significant inputs and assumptions discussed above used in determining the fair value of the Pool business.

To test the estimated fair value of the Pool business, our audit procedures included, among others, assessing the methodologies used and testing the significant assumptions discussed above, including the completeness and accuracy of the underlying data used by the Company. We compared the significant assumptions to current industry, market and economic trends and historical financial results. We performed sensitivity analyses of significant assumptions to evaluate the change in the fair value resulting from changes in the inputs and assumptions. We also assessed the historical accuracy of management’s projections. In addition, we involved valuation specialists to assist in our evaluation of certain of the significant assumptions described above.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 1991

Atlanta, GA
February 26, 2021

Forward Air Corporation
Consolidated Balance Sheets
(In thousands, except share data)
	December 31, 2020	December 31, 2019
Assets
Current assets:
Cash and cash equivalents	$40,254	$64,749
Accounts receivable, less allowance of $2,273 in 2020 and $2,053 in 2019	156,490	136,214
Prepaid expenses	21,410	14,454
Other current assets	6,740	5,949
Current assets held for sale	21,002	14,952
Total current assets	245,896	236,318
Property and equipment:
Land	26,365	16,928
Buildings	65,923	65,919
Equipment	270,429	276,000
Leasehold improvements	13,747	12,879
Construction in progress	4,055	1,845
Total property and equipment	380,519	373,571
Less accumulated depreciation and amortization	190,652	180,815
Net property and equipment	189,867	192,756
Operating lease right-of-use assets	123,338	105,170
Goodwill	244,982	215,699
Other acquired intangibles, net of accumulated amortization of $93,009 in 2020 and $79,520 in 2019	145,032	124,857
Other assets	45,181	39,374
Noncurrent assets held for sale	53,097	76,704
Total assets	$1,047,393	$990,878

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Balance Sheets (Continued)
(In thousands, except share data)
	December 31, 2020	December 31, 2019
Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$38,371	$25,411
Accrued payroll and related items	18,545	13,176
Insurance and claims accruals	17,994	14,329
Payables to leased capacity providers	14,725	13,649
Other current liabilities	10,580	8,318
Current portion of finance lease obligations	1,801	1,421
Current portion of operating lease liabilities	43,680	35,886
Current liabilities held for sale	25,924	24,974
Total current liabilities	171,620	137,164
Finance lease obligations, less current portion	5,010	4,909
Operating lease liabilities, less current portion	80,346	69,678
Long-term debt, less current portion and debt issuance costs	112,398	67,340
Other long-term liabilities	54,129	56,448
Deferred income taxes	41,986	41,214
Noncurrent liabilities held for sale	34,575	36,943
Commitments and contingencies (Note 8)
Shareholders’ equity:
Preferred stock, $0.01 par value: Authorized shares - 5,000,000; no shares issued or outstanding in 2020 and 2019	—	—
Common stock, $0.01 par value: Authorized shares - 50,000,000; issued and outstanding shares - 27,316,434 in 2020 and 27,850,233 in 2019	273	279
Additional paid-in capital	242,916	226,869
Retained earnings	304,140	350,034
Total shareholders’ equity	547,329	577,182
Total liabilities and shareholders’ equity	$1,047,393	$990,878

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Statements of Comprehensive Income
(In thousands, except per share data)

	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Operating revenue	$1,269,573	$1,215,187	$1,137,613

Operating expenses:
Purchased transportation	650,664	586,140	564,313
Salaries, wages and employee benefits	270,785	258,001	229,634
Operating leases	69,720	63,092	58,189
Depreciation and amortization	37,125	36,394	35,831
Insurance and claims	34,912	38,733	29,569
Fuel expense	12,166	17,759	16,160
Other operating expenses	120,277	102,652	86,701
Total operating expenses	1,195,649	1,102,771	1,020,397
Income from continuing operations	73,924	112,416	117,216

Other expense:
Interest expense, net	(4,561)	(2,711)	(1,783)
Other, net	(3)	(1)	(2)
Total other expense	(4,564)	(2,712)	(1,785)
Income before income taxes	69,360	109,704	115,431
Income tax expense	16,593	27,382	26,868
Net income from continuing operations	52,767	82,322	88,563
(Loss) income from discontinued operation, net of tax	(29,034)	4,777	3,488
Net income and comprehensive income	$23,733	$87,099	$92,051

Basic net income per share:
Continuing operations	$1.90	$2.89	$3.02
Discontinued operation	(1.05)	0.17	0.12
Net income per share [1]	$0.84	$3.06	$3.14

Diluted net income per share:
Continuing operations	$1.89	$2.87	$3.00
Discontinued operation	(1.05)	0.17	0.12
Net income per share	$0.84	$3.04	$3.12

Dividends per share:	$0.75	$0.72	$0.63
1 Rounding may impact summation of amounts.

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Statements of Shareholders' Equity
(In thousands)
	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2017	29,454	$295	$195,346	$337,058	$532,699
Net income	—	—	—	92,051	92,051
Stock options exercised	95	1	3,920	—	3,921
Other	—	—	—	(30)	(30)
Common stock issued under employee stock purchase plan	9	—	479	—	479
Share-based compensation expense	—	—	10,549	—	10,549
Payment of dividends to shareholders	—	—	3	(18,430)	(18,427)
Payment of minimum tax withholdings on share-based awards	(33)	(1)	—	(1,871)	(1,872)
Repurchases and retirement of common stock	(1,109)	(11)	—	(66,115)	(66,126)
Issuance of share-based awards	119	1	(1)	—	—
Balance at December 31, 2018	28,535	285	210,296	342,663	553,244
Net income	—	—	—	87,099	87,099
Stock options exercised	99	1	4,049	—	4,050
Other	—	—	(1)	(1)	(2)
Common stock issued under employee stock purchase plan	12	—	614	—	614
Share-based compensation expense	—	—	11,907	—	11,907
Payment of dividends to shareholders	—	—	6	(20,500)	(20,494)
Payment of minimum tax withholdings on share-based awards	(50)	—	—	(3,032)	(3,032)
Repurchases and retirement of common stock	(915)	(9)	—	(56,195)	(56,204)
Issuance of share-based awards	169	2	(2)	—	—
Balance at December 31, 2019	27,850	279	226,869	350,034	577,182
Net income	—	—	—	23,733	23,733
Stock options exercised	89	1	4,236	—	4,237
Common stock issued under employee stock purchase plan	15	—	664	—	664
Share-based compensation expense	—	—	11,138	—	11,138
Payment of dividends to shareholders	—	—	10	(20,879)	(20,869)
Payment of minimum tax withholdings on share-based awards	(59)	—	—	(3,508)	(3,508)
Repurchases and retirement of common stock	(787)	(8)	—	(45,240)	(45,248)
Issuance of share-based awards	208	1	(1)	—	—
Balance at December 31, 2020	27,316	$273	$242,916	$304,140	$547,329

The accompanying notes are an integral part of the consolidated financial statements.

Forward Air Corporation
Consolidated Statements of Cash Flows
(In thousands)
	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Operating activities:
Net income from continuing operations	$52,767	$82,322	$88,563
Adjustments to reconcile net income of continuing operations to net cash provided by operating activities of continuing operations:
Depreciation and amortization	37,125	36,394	35,831
Change in fair value of earn-out liability	379	(33)	(455)
Share-based compensation expense	11,033	11,715	10,191
Provision for revenue adjustments	4,751	3,339	3,624
Deferred income tax provision	772	7,089	7,590
Other	587	1,497	(189)
Changes in operating assets and liabilities, net of effects from the purchase of acquired companies:
Accounts receivable	(25,739)	653	(8,702)
Prepaid expenses, other current assets and other assets	(9,424)	(4,662)	(3,754)
Accounts payable, accrued expenses and other long-term liabilities	23,854	7,212	9,703
Net cash provided by operating activities of continuing operations	96,105	145,526	142,402

Investing activities:
Proceeds from sale of property and equipment	2,413	2,661	6,969
Purchases of property and equipment	(20,268)	(22,007)	(39,564)
Purchase of businesses, net of cash acquired	(63,651)	(39,000)	(19,987)
Other	—	—	357
Net cash used in investing activities of continuing operations	(81,506)	(58,346)	(52,225)

Financing activities:
Repayments of finance lease obligations	(1,446)	(946)	(302)
Repayments of senior credit facility	(20,000)	—	—
Proceeds from senior credit facility	65,000	20,000	7,000
Proceeds from issuance of common stock upon stock option exercises	4,237	4,050	3,921
Payment of earn-out liability	(5,284)	—	—
Payments of dividends to stockholders	(20,869)	(20,494)	(18,427)
Repurchases and retirement of common stock	(45,248)	(56,204)	(66,126)
Common stock issued under employee stock purchase plan	664	614	479
Payment of minimum tax withholdings on share-based awards	(3,508)	(3,032)	(1,872)
(Distributions to) contributions from subsidiary held for sale	(12,640)	7,924	6,914
Net cash used in financing activities of continuing operations	(39,094)	(48,088)	(68,413)
Net (decrease) increase in cash of continuing operations	(24,495)	39,092	21,764

Cash from discontinued operation:
Net cash (used in) provided by operating activities of discontinued operation	(11,439)	13,472	10,152
Net cash used in investing activities of discontinued operation	(1,201)	(5,548)	(3,238)
Net cash provided by (used in) financing activities of discontinued operation	12,640	(7,924)	(6,914)
(Decrease) increase in cash and cash equivalents	(24,495)	39,092	21,764
Cash and cash equivalents at beginning of period of continuing operations	64,749	25,657	3,893
Cash at beginning of period of discontinued operation	—	—	—
(Decrease) increase in cash and cash equivalents	(24,495)	39,092	21,764
Less: cash at beginning of period of discontinued operation	—	—	—
Cash and cash equivalents at end of period of continuing operations	$40,254	$64,749	$25,657
The accompanying notes are an integral part of the consolidated financial statements

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2020
(In thousands, except per share data)

1.        Operations and Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

Forward Air Corporation (“Forward Air” or the “Company”) is a leading asset-light freight and logistics company. The Company has two reportable segments: Expedited Freight and Intermodal. The Company conducts business in the United States (“U.S.”) and Canada.

The Expedited Freight segment operates a comprehensive national network providing expedited regional, inter-regional and national LTL services. Expedited Freight offers customers local pick-up and delivery and other services including final mile, truckload, shipment consolidation and deconsolidation, warehousing, customs brokerage and other handling.

The Intermodal segment provides first- and last-mile high value intermodal container drayage services both to and from seaports and railheads. Intermodal also offers dedicated contract and Container Freight Station (“CFS”) warehouse and handling services.

The Company’s consolidated financial statements include Forward Air Corporation and its wholly-owned subsidiaries. Intercompany accounts and transactions have been eliminated in consolidation.

On April 23, 2020, the Board of Director’s (the “Board”) of the Company approved a strategy to divest of the Pool Distribution (“Pool”) business within the next year. Prior to the decision to divest of Pool, the Company had three reportable segments: Expedited Freight, Intermodal and Pool. As a result of the strategy to divest of Pool, the results of operations for Pool are presented as a discontinued operation on the Consolidated Statements of Comprehensive Income, and assets and liabilities are reflected as “Assets and liabilities held for sale” on the Consolidated Balance Sheets for all periods presented. Amounts for all periods discussed below reflect the results of operations, financial condition and cash flows from the Company’s continuing operations, unless otherwise noted. Refer to Note 2, Discontinued Operation and Held for Sale, for further discussion.

Use of Estimates

The preparation of the consolidated financial statements in conformity with U.S. principles generally accepted accounting principles (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and expenses during the reporting period. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash as of December 31, 2020 and 2019 of $25,246 and $64,749, respectively, consisted of cash on hand and bank deposits. The Company considers all investments with an original maturity of three months or less to be cash and cash equivalents. Cash equivalents as of December 31, 2020 of $15,008 consisted of money market deposits.

Allowance for Doubtful Accounts and Revenue Adjustments

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

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2020
(In thousands, except per share data)
amounts due to the Company could be changed by a material amount. Accounts are written off after all means of collection, including legal action, have been exhausted.

The Company records an allowance for revenue adjustments resulting from future billing rate changes. The adjustments arise: (a) when small rate changes (“spot quotes”) are granted to customers that differ from the standard rates in the billing system; (b) when freight requires dimensionalization or is reweighed which results in a different rate; (3) when billing errors occur; and (4) when data entry errors occur. The Company monitors the manual revenue adjustments closely through the employment of various controls that are in place to ensure that revenue recognition is not compromised. During 2020, average revenue adjustments per month were approximately $396 on average revenue per month of approximately $105,798 (0.4% of monthly revenue). The Company estimates an allowance for revenue adjustments based on historical experience, trends and current information. More specifically, the Company considers the average monthly revenue adjustments as well as the average lag for identifying and quantifying the revenue adjustments. The average amount of revenue adjustments per month can vary in relation to the level of revenue or based on other factors (such as personnel issues that could result in excessive manual errors or in excessive spot quotes being granted). Both the average monthly revenue adjustments and the average lag assumptions are continually evaluated for appropriateness.

Inventories

Inventories are valued at the lower of cost or net realizable value, using first-in, first-out method. Net realizable value is the estimated selling price in the ordinary course of business. Replacement parts are expensed when placed in service, while tires are capitalized and amortized over their estimated useful life. Expenses related to the utilization of inventories are recorded in “Other operating expenses” in the Consolidated Statements of Comprehensive Income.

Property and Equipment

Property and equipment are recorded at cost, less accumulated depreciation and amortization. Depreciation is provided on a straight-line basis over the estimated useful lives, which are reviewed periodically and have the following ranges:

Buildings	30-40 years
Equipment	3-10 years
Leasehold improvements	Lesser of Useful Life or Initial Lease Term

Land is not depreciated and construction in progress is not depreciated until ready for service. Depreciation is not recorded during the period in which a long-lived asset or disposal group is classified as held for sale. Expenditures for maintenance and repairs are charged to expense as incurred.

Software Development

The Company incurs costs related to internally developed software or software acquired for internal use. Depending on the applicable stage of the software development, costs may be capitalized or expensed as incurred. Capitalized costs are amortized on a straight-line basis over the five-year estimated useful life.  As of December 31, 2020, capitalized software costs and accumulated amortization were $23,480 and $16,025, respectively, and as of December 31, 2019, capitalized software costs and accumulated amortization were $21,536 and $14,133, respectively. Capitalized software costs, net of accumulated amortization was recorded in "Property and equipment" on the Consolidated Balance Sheets. Software development cost amortization was $2,053, $1,714 and $1,779 for the years ended December 31, 2020, 2019 and 2018, respectively. The Company estimates amortization of existing software development costs will be $1,988 for 2021, $1,749 for 2022, $1,472 for 2023, $1,124 for 2024 and $507 for 2025.

Goodwill

The Company evaluates goodwill for impairment annually, as of June 30, or more frequently when an event occurs or circumstances change that indicate the carrying value may not be recoverable. In order to test for impairment, the Company compares the estimated fair value of the reporting unit to its carrying value, including goodwill. If the estimated fair value of the reporting unit is lower than its carrying value, the goodwill is adjusted by the amount by which the carrying value exceeds the estimated fair value, limited to the amount of goodwill. The Company has the option to perform a qualitative assessment of

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2020
(In thousands, except per share data)
goodwill in order to determine whether it is more likely than not the estimated fair value of the reporting unit is less than the carrying value, including goodwill.

Self-Insurance Loss Reserves

Under U.S. Department of Transportation (“DOT”) regulations, the Company is liable for bodily injury and property damage caused by Leased Capacity Providers and employee drivers while they are operating equipment under the Company’s various motor carrier authorities. The potential liability associated with any accident can be severe and occurrences are unpredictable.

For vehicle liability, the Company retains a portion of the risk. Below is a summary of the Company’s risk retention on vehicle liability insurance coverage maintained by the Company through $10,000:

	Company Risk Retention	Frequency	Layer	Policy Term
Expedited Freight¹
LTL business	$3,000	Occurrence/Accident²	$0 to $3,000	10/1/2020 to 10/1/2021
Truckload business	$2,000	Occurrence/Accident²	$0 to $2,000	10/1/2020 to 10/1/2021
LTL and Truckload businesses	$6,000	Policy Term Aggregate³	$3,000 to $5,000	10/1/2020 to 10/1/2021
LTL and Truckload businesses	$5,000	Policy Term Aggregate³	$5,000 to $10,000	10/1/2020 to 10/1/2021

Intermodal	$250	Occurrence/Accident²	$0 to $250	4/1/2020 to 10/1/2021

¹ Excluding the Final Mile business, which is primarily a brokered service.
² For each and every accident, the Company is responsible for damages and defense up to these amounts, regardless of the number of claims associated with any accident.
³ During the Policy Term, the Company is responsible for damages and defense within the stated Layer up to the stated, aggregate amount of Company Risk Retention before insurance will respond.

Also, from time to time, when brokering freight, the Company may face claims for the “negligent selection” of outside, contracted carriers that are involved in accidents, and the Company maintains third-party liability insurance coverage with a $100 deductible per occurrence for most of its brokered services. Additionally, the Company maintains workers’ compensation insurance with a self-insured retention of $500 per occurrence.

The Company provides for the estimated costs of vehicle liability and workers’ compensation claims both reported and for claims incurred but not reported. The amount of self-insurance loss reserves and loss adjustment expenses is determined based on an estimation process that uses information obtained from both Company-specific and industry data, as well as general economic information. The Company estimates its self-insurance loss exposure by evaluating the merits and circumstances surrounding individual known claims and through actuarial analysis to determine an estimate of probable losses on claims incurred but not reported. If the events underlying the claims have occurred as of the balance sheet date, then losses are recognized immediately.

As of December 31, 2020 and 2019, the Company recorded insurance reserves of $72,650 and $66,176, respectively, inclusive of reserves in excess of the self-insured retention limit that are expected to be reimbursed from insurance carriers. As of December 31, 2020, $20,342 was recorded in “Insurance and claims accruals” and $52,308 was recorded in “Other long-term liabilities” in the Consolidated Balance Sheets. As of December 31, 2019, $16,366 was recorded in “Insurance and claims accruals” and $49,810 was recorded in “Other long-term liabilities” in the Consolidated Balance Sheets.

The Company recognized a receivable for insurance proceeds and a corresponding claims payable for vehicle liability and workers’ compensation claims in excess of the self-insured retention limit. As of December 31, 2020 and 2019, the Company recorded $36,743 and $34,091, respectively, in “Other assets” and “Other long-term liabilities” in the Consolidated Balance Sheets.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2020
(In thousands, except per share data)
Revenue Recognition
Revenue is recognized when the Company satisfies the performance obligation by the delivery of a shipment in accordance with contractual agreements, bill of lading (“BOL”) and general tariff provisions. The amount of revenue recognized is measured as the consideration the Company expects to receive in exchange for those services pursuant to a contract with a customer. A contract exists once the Company enters into a contractual agreement with a customer. The Company does not recognize revenue in cases where collectibility is not probable, and defers recognition until collection is probable or payment is received.

The Company generates revenue from the delivery of a shipment and the completion of related services. Revenue for the delivery of a shipment is recorded over time to coincide with when customers simultaneously receive and consume the benefits of the delivery services. Accordingly, revenue billed to a customer for the transportation of freight are recognized over the transit period as the performance obligation to the customer is satisfied. The Company determines the transit period for a shipment based on the pick-up date and the delivery date, which may be estimated if delivery has not occurred as of a reporting period. The determination of the transit period and how much of it has been completed as of a given reporting date may require the Company to make judgments that impact the timing of revenue recognized. For delivery of shipments with a pick-up date in one reporting period and a delivery date in another reporting period, the Company recognizes revenue based on relative transit time in each reporting period. A portion of the total revenue to be billed to the customer after completion of a delivery is recognized in each reporting period based on the percentage of total transit time that has been completed at the end of the applicable reporting period. Upon delivery of a shipment or related service, customers are billed according to the applicable payment terms. Related services are a separate performance obligation and include accessorial charges such as terminal handling, storage, equipment rentals and customs brokerage.

Revenue is classified based on the line of business as the Company believes this best depicts the nature, timing and amount of revenue and cash flows. For all lines of business, the Company records revenue on a gross basis as it is the principal in the transaction as the Company has discretion to determine the amount of consideration. Additionally, the Company has the discretion to select drivers and other vendors for the services provided to customers. These factors, discretion in the amount of consideration and the selection of drivers and other vendors, support revenue recognized on a gross basis.

Leases

Effective, January 1, 2019, the Company adopted Accounting Standards Codification 842, Leases, ("ASC 842"). Under ASC 842, lessees are required to record an asset (right-of-use asset or finance lease asset) and a lease liability. ASC 842 allows for two types of leases for recognition purposes: operating leases and finance leases. Operating leases result in the recognition of a single lease expense on a straight-line basis over the lease term, while finance leases result in an accelerated expense. The Company determines if an arrangement contains a lease at inception based on whether or not the Company has the right to control the asset during the contract period. Operating lease right-of-use assets represent the Company’s right to use an underlying asset for the lease term while operating lease liabilities represent the Company’s obligation to make lease payments for the lease term. All leases greater than 12 months result in the recognition of a right-of-use asset and liability at the lease commencement date based on the present value of the lease payments over the lease term. The present value of the lease payments is calculated using the applicable weighted-average discount rate. The weighted-average discount rate is based on the discount rate implicit in the lease, or if the implicit rate is not readily determinable from the lease, then the Company estimates an applicable incremental borrowing rate. The incremental borrowing rate is estimated based on the contractual lease term and the Company’s collateral borrowing rate.

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

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2020
(In thousands, except per share data)
Once the acquired assets and assumed liabilities are identified, the fair value of the assets and liabilities are estimated using a variety of approaches that require significant judgments. For example, intangible assets are typically valued using a discounted cash flow (“DCF”) analysis, which requires estimates of the future cash flows that are attributable to the intangible asset. A DCF analysis also requires significant judgments regarding the selection of discount rates that are intended to reflect the risks that are inherent in the projected cash flows, the determination of terminal growth rates, and judgments about the useful life and pattern of use of the underlying intangible asset. The valuation of acquired property, plant and equipment requires judgments about current market values, replacement costs, the physical and functional obsolescence of the assets and their remaining useful lives. A failure to appropriately assign fair values to acquired assets and assumed liabilities could significantly impact the amount and timing of future depreciation and amortization expense, as well as significantly overstate or understate assets or liabilities.

Income Taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The Company is involved in various tax matters, with respect to some of which the outcome is uncertain. We establish reserves to remove some or all of the tax benefit of any of our tax positions at the time we determine that it becomes uncertain the tax position is not more likely than not to be sustained, the tax position is more likely than not to be sustained, but for a lesser amount, or the tax position is more likely than not to be sustained, but not in the financial period in which the tax position was originally taken. A number of years may elapse before a particular uncertain tax position is audited and finally resolved or when a tax assessment is raised. The number of years subject to tax assessments varies depending on the tax jurisdiction. The tax benefit that has been previously reserved because of a failure to meet the more likely than not recognition threshold would be recognized in income tax expense in the first period when the uncertainty disappears under any one of the following conditions: the tax position is more likely than not to be sustained, the tax position, amount, and/or timing is ultimately settled through negotiation or litigation, or the statute of limitations for the tax position has expired. The Company recognizes interest and penalties, if any, related to unrecognized tax benefits in “Interest expense, net” and “Other operating expenses”, respectively.

Net Income Per Common Share

Basic net income per common share is computed by dividing net income by the weighted-average number of common shares outstanding during each period. Restricted shares have non-forfeitable rights to dividends and as a result, are considered participating securities for purposes of computing net income per common share pursuant to the two-class method. Net income allocated to participating securities was $385 in 2020, $945 in 2019 and $881 in 2018. Diluted net income per common share assumes the exercise of outstanding stock options and the vesting of performance share awards using the treasury stock method when the effects of such assumptions are dilutive.

Share-Based Compensation

The Company grants awards under the stock-based compensation plans to certain employees of the Company. The awards include stock options, restricted shares and performance shares. The fair value of the stock options is estimated on the grant date using the Black-Scholes option pricing model, and share-based compensation expense is recognized on a straight-line basis over the three-year vesting period. The fair value of the restricted shares is the quoted market value of the Company’s common stock on the grant date, and the share-based compensation expense is recognized on a straight-line basis over the vesting period. For certain performance shares, the fair value is the quote market value of the Company’s common stock on the grant date less the present value of the expected dividends not received during the relevant period. For these performance shares, the share-based compensation expense is recognized on a straight-line basis over the three-year vesting period based on the projected assessment of the level of performance that will be achieved. The fair value of other performance shares that have a financial target of the Company’s total shareholder return as compared to the total shareholder return of a selected peer group, is estimated on the grant date using a Monte Carlo simulation model. The share-based compensation expense is recognized on a

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2020
(In thousands, except per share data)
straight-line basis over the three-year vesting period. All share-based compensation expense is recognized in salaries, wages and employee benefits on the Consolidated Statements of Comprehensive Income. Refer to Note 5, Stockholders’ Equity, Stock Incentive Plan and Net Income Per Share, for further discussion.

Ransomware Incident

In December 2020, the Company detected a ransomware incident impacting its operational and information technology systems, which caused service delays for many of its customers (“Ransomware Incident”). Promptly upon its detection of the incident, the Company initiated response protocols, launched an investigation and engaged the services of cybersecurity and forensics professionals. The Company has also engaged with the appropriate law enforcement authorities. The Company continues to cooperate with law enforcement in connection with the criminal investigation into those responsible for the Ransomware Incident.

Through December 31, 2020, the Company recorded $1,560 of expenses related to the Ransomware Incident. We have classified these expenses as “Other operating expenses” in the Consolidated Statements of Comprehensive Income for the year ended December 31, 2020. Expenses include costs to investigate and remediate the Ransomware Incident and legal and other professional services related to the incident, all of which were expensed as incurred.

Recent Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update 2016-13 ("ASU 2016-13"), Measurement of Credit Losses on Financial Instruments, which replaces the incurred loss methodology previously used to measure credit losses for most financial assets and requires the use of a forward-looking expected loss model. Under ASU 2016-13, credit losses are recognized when it is probable a loss has been incurred. The new standard requires financial assets to be measured at amortized costs less a reserve, equal to the net amount expected to be collected. ASU 2016-13 is effective for annual periods beginning after December 15, 2019, including interim periods within those fiscal years, with early adoption permitted. In April 2019, the FASB issued Accounting Standards Update 2019-04, Codification Improvements to Topic 326, Financial Instruments - Credit Losses, Topic 815, Derivatives and Hedging, and Topic 825, Financial Instruments (“ASU 2019-04”), which provides, among other things, targeted improvements to certain aspects of accounting for credit losses addressed by ASU 2016-13. In November 2019, the FASB issued Accounting Standards Update 2019-11, Codification Improvements to Topic 326, Financial Instruments - Credit Losses (“ASU 2019-11”), which clarifies the treatment of expected recoveries for amounts previously written-off on purchased receivables, provides transition relief for troubled debt restructurings and allows for certain disclosure simplifications of accrued interest. The effective dates for both ASU 2019-04 and ASU 2019-11 are the same as the effective date for ASU 2016-13. The Company adopted this standard, and its subsequent modifications, as of January 1, 2020, which resulted in the Company revising its allowance for doubtful accounts policy on a prospective basis. The adoption of this standard did not have a material impact on the Company’s results of operations, financial condition and cash flows.

2.    Discontinued Operation and Held for Sale

As previously disclosed in Note 1, on April 23, 2020, the Company made a decision to divest of Pool. The Pool business met the criteria for held for sale classification. As a result, the assets and liabilities of Pool are presented separately under the captions “Current assets held for sale”, “Noncurrent assets held for sale”, “Current liabilities held for sale” and “Noncurrent liabilities held for sale” in the Consolidated Balance Sheets as of December 31, 2020 and 2019. The results of Pool were reclassified to “(Loss) income from discontinued operation, net of tax” in the Consolidated Statements of Comprehensive Income for the years ended December, 31, 2020, 2019 and 2018. Certain corporate overhead and other costs previously allocated to Pool for segment reporting purposes did not qualify for classification within discontinued operation and have been reallocated to continuing operations. These costs were reclassified to the eliminations and other column in the segment reconciliation in Note 11, Segment Reporting.

Upon meeting the criteria for held for sale classification and in each subsequent reporting period, the Company evaluated whether Pool’s estimated fair value, less costs to sell, exceeded the net carrying value. The annual goodwill impairment analysis conducted as of June 30, 2020 indicated that the fair value in excess of the carrying value related to the Pool reporting unit was approximately 5% and in the third quarter of 2020, the Company concluded the estimated fair value, less costs to sell, exceeded the net carrying value and there were no indicators of impairment for the Pool reporting unit.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2020
(In thousands, except per share data)

However, in response to the longer than expected macroeconomic conditions caused by the COVID-19 pandemic and status of negotiations to sell the Pool business, a strategic review of the business was completed in the fourth quarter of 2020 along with revised forecasts to include updated market conditions and strategic operating decisions. The revised forecasts indicated an impairment of the entire goodwill balance of the Pool reporting unit was necessary as of December 31, 2020. A non-cash charge of approximately $5,406 was recorded as an “Impairment charge” in the summarized discontinued operation financial information for the year ended December 31, 2020. In addition, the Company recorded a valuation allowance against the net assets held for sale to write down the carrying value to the estimated fair value less costs to sell. A non-cash valuation allowance of approximately $22,978 was recorded as an “Impairment charge” in the summarized discontinued operation financial information for the year ended December 31, 2020.

The fair value was estimated based on a combination of an income approach using a discounted cash flow model, and a market approach, which considers comparable companies. Estimates of future cash flows are based on various factors, including current operating results, expected market trends and competitive influences. Refer to Note 3, Acquisitions, Goodwill, Intangible Assets and Other Long-Lived Assets for further discussion about the estimation of fair value.

On February 12, 2021, the Company completed the sale of the Pool business for $8,000 in cash and up to a $12,000 earn-out based on an earnings before interest, taxes, depreciation and amortization attainment. See Note 13, Subsequent Events, for further discussion.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2020
(In thousands, except per share data)

Summarized Held for Sale and Discontinued Operation Financial Information
A summary of the carrying amounts of major classes of assets and liabilities, which are included in assets and liabilities held for sale in the Consolidated Balance Sheets, is as follows:

	December 31, 2020	December 31, 2019
Assets
Current assets:
Accounts receivable, less allowance of $86 in 2020 and $48 in 2019	$19,740	$13,983
Other current assets	1,262	969
Total current assets held for sale	$21,002	$14,952

Property and equipment	$48,905	$53,166
Less accumulated depreciation and amortization	28,890	32,891
Net property and equipment	20,015	20,275
Operating lease right-of-use assets	46,865	46,487
Goodwill	—	5,406
Other acquired intangibles, net of accumulated amortization of $12,679 in 2020 and $12,359 in 2019	2,621	2,941
Deferred income taxes	3,253	—
Other assets	3,321	1,595
Valuation allowance on assets held for sale	(22,978)	—
Total noncurrent assets held for sale	$53,097	$76,704

Liabilities
Current liabilities:
Accounts payable	$4,002	$4,575
Accrued expenses	5,070	5,668
Other current liabilities	27	2
Current portion of operating lease liabilities	16,825	14,729
Total current liabilities held for sale	$25,924	$24,974

Operating lease liabilities, less current portion	$30,024	$31,847
Other long-term liabilities	4,551	2,368
Deferred income taxes	—	2,728
Total noncurrent liabilities held for sale	$34,575	$36,943

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2020
(In thousands, except per share data)

A summary of the results of operations classified as a discontinued operation, net of tax, in the Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018 is as follows:

	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Operating revenue	$141,433	$195,208	$183,273

Operating expenses:
Purchased transportation	33,979	52,867	49,323
Salaries, wages and employee benefits	65,695	77,162	70,596
Operating leases	21,982	18,918	17,488
Depreciation and amortization	1,657	5,715	6,352
Insurance and claims	6,205	6,707	5,611
Fuel expense	4,279	6,462	6,961
Other operating expenses	17,587	20,969	22,126
Impairment charge	28,384	—	—
Total operating expenses	179,768	188,800	178,457
(Loss) income from discontinued operation before income taxes	(38,335)	6,408	4,816
Income tax (benefit) expense	(9,301)	1,631	1,328
(Loss) income from discontinued operation, net of tax	$(29,034)	$4,777	$3,488

3.        Acquisitions, Goodwill, Intangible Assets and Other Long-Lived Assets

Expedited Freight Acquisitions

In April 2019, the Company acquired certain assets and liabilities of FSA Network, Inc., doing business as FSA Logistix (“FSA”), for $26,798, net of cash acquired of $202, and an earn-out of up to $15,000. FSA, with management offices in Fort Lauderdale, Florida and Southlake, Texas, specializes in last mile logistics for a wide range of American companies, including national retailers, manufacturers, eTailers and third-party logistics companies. FSA has operations in the East, Midwest, Southwest and West regions. The acquisition of FSA provides the Company the opportunity to expand its final mile service offering into additional geographic markets, form relationships with new customers, add volumes to existing locations and generate synergies within the Company. The acquisition was financed by cash flows from operations. The results of operations of FSA have been included in the Company’s consolidated financial statements as of and from the date of acquisition. The associated goodwill has been included in the Company’s Expedited Freight reportable segment.

The purchase agreement for FSA included an earn-out of up to $15,000 based on the achievement of certain revenue milestones over 2 one-year periods, beginning May 1, 2019. The estimated the fair value of the earn-out liability on the date of acquisition was $11,803. The fair value was based on the estimated two-year performance of the acquired customer revenue and was calculated using a Monte Carlo simulation model. The weighted-average assumptions under the Monte Carlo simulation model were as follows for the year ended December 31, 2020 and 2019:

	FSA Earn-Out
	December 31, 2020	December 31, 2019
Risk-free rate	1.4%	2.2%
Revenue discount rate	3.2%	4.4%
Revenue volatility	8.0%	5.0%

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2020
(In thousands, except per share data)
The fair value of the earn-out liability was adjusted at each reporting period based on changes in the expected cash flows and related assumptions used in the Monte Carlo simulation model. During the year ended December 31, 2020 and 2019, the fair value of the earn-out changed by $379 and ($33), respectively, and the changes in fair value were recorded in “Other operating expenses” in the Consolidated Statements of Comprehensive Income. The first one-year period ended in the second quarter of 2020 and the Company paid $5,284 based on the terms of the purchase agreement. The second one-year period will end in the second quarter of 2021. As of December 31, 2020 and 2019, the fair value of the earn-out liability was $6,865 and $11,770, respectively, which was reflected in "Other current liabilities" and "Other long-term liabilities" in the Consolidated Balance Sheets.
In January 2020, the Company acquired certain assets and liabilities of Linn Star Holdings, Inc., Linn Star Transfer, Inc. and Linn Star Logistics, LLC (collectively, “Linn Star”) for $55,931, net cash acquired of $1,308. Linn Star, headquartered in Cedar Rapids, Iowa, specializes in last mile logistics and in-home installation services for a range of national retailers and manufacturers. Linn Star has operations primarily in the Midwest and Southwest regions. The acquisition of Linn Star supports the Company’s strategic growth plan by expanding the footprint of the Final Mile business into additional markets. The acquisition was financed by cash flows from operations. The results of operations of Linn Star have been included in the Company’s consolidated financial statements as of and from the date of acquisition. The associated goodwill has been included in the Company’s Expedited Freight reportable segment.

On October 11, 2020, the Company acquired certain assets of CLW Delivery, Inc. (“CLW”) for $5,500. CLW, headquartered in Johnson City, Tennessee, specializes in last mile logistics and in-home installation services for national retailers and manufacturers. The acquisition of CLW supports the Company’s strategic growth plan by expanding the footprint of the Final Mile business into additional markets. The acquisition was financed by cash flows from operations. The results of operations of CLW have been included in the Company’s consolidated financial statements as of and from the date of acquisition. The associated goodwill has been included in the Company’s Expedited Freight reportable segment.

Intermodal Acquisitions

In July 2018, the Company acquired certain assets of Multi-Modal Transport Inc. (“MMT”) for $3,737. MMT, headquartered in Saint Paul, Minnesota, provides intermodal drayage services. MMT has locations in Iowa, Minnesota, North Dakota, South Dakota and Wisconsin. The acquisition of MMT supports the Company’s strategic growth plan by expanding the footprint of the Intermodal business into additional markets. The acquisition was financed by cash flows from operations. The results of MMT have been included in the Company’s consolidated financial statements as of and from the date of acquisition. The associated goodwill has been included in the Company’s Intermodal reportable segment.

In October 2018, the Company acquired certain assets of Southwest Freight Distributors, Inc. (“Southwest”) for $16,250. Southwest, headquartered in Dallas, Texas, provides intermodal drayage services. The acquisition of Southwest supports the Company’s strategic growth plan by expanding the footprint of the Intermodal business into Texas. The acquisition was financed by cash flows from operations. The results of Southwest have been included in the Company’s consolidated financial statements as of and from the date of acquisition. The associated goodwill has been included in the Company’s Intermodal reportable segment.

In July 2019, the Company acquired certain assets and liabilities of O.S.T. Logistics, Inc. and O.S.T. Trucking Co., Inc. (collectively, “O.S.T.”) for $12,000. O.S.T., headquartered in Baltimore, Maryland, provides intermodal drayage services. O.S.T. has locations in Florida, Georgia, South Carolina and Virginia. The acquisition of O.S.T. supports the Company’s strategic growth plan by expanding the footprint of the Intermodal business into additional markets. The acquisition was financed by cash flows from operations. The results of operations of O.S.T. have been included in the Company’s consolidated financial statements as of and from the date of acquisition. The associated goodwill has been included in the Company’s Intermodal reportable segment.

Fair Value of Assets Acquired and Liabilities Assumed

Assets acquired and liabilities assumed as of the acquisition date are presented in the following table:

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2020
(In thousands, except per share data)

	MMT	Southwest	FSA	O.S.T.	Linn Star	CLW
	July 25, 2018	October 28, 2018	April 21, 2019	July 14, 2019	January 12, 2020	October 11, 2020
Tangible assets:
Cash	$—	$—	$202	$—	$1,308	$—
Other receivables	—	—	1,491	—	—	—
Prepaid expenses and other current assets			—	—	1,182	—
Property and equipment	81	933	40	10,371	605	—
Right-of-use lease assets	—	—	3,209	1,672	10,011	811
Total tangible assets	81	933	4,942	12,043	13,106	811
Intangible assets:
Non-compete agreements	43	650	900	850	450	1,000
Customer relationships	1,659	9,200	17,900	5,700	29,800	1,500
Goodwill	1,954	5,467	19,963	2,050	25,234	3,000
Total intangible assets	3,656	15,317	38,763	8,600	55,484	5,500
Total assets acquired	3,737	16,250	43,705	20,643	68,590	6,311

Liabilities assumed:
Current liabilities	—	—	8,466	—	1,340	—
Other liabilities	—	—	5,030	—	—	—
Operating lease liabilities	—	—	3,209	1,672	10,011	811
Finance lease obligations	—	—	—	6,971	—	—
Total liabilities assumed	—	—	16,705	8,643	11,351	—
Net assets acquired	$3,737	$16,250	$27,000	$12,000	$57,239	$5,500

The weighted-average useful life of acquired intangible assets as of the acquisition date are summarized in the following table:

	FSA	O.S.T.	Linn Star	CLW
Customer relationships	15 years	10 years	15 years	7 years
Non-compete agreements	5 years	3 years	1 year	5 years

Goodwill, Intangible Assets and Other Long-Lived Assets

The Company tests goodwill for impairment, at the reporting unit level, annually and when events or circumstances indicate that fair value of a reporting unit may be below its carrying value. A reporting unit is an operating segment or one level below an operating segment, for example, a component. The Company’s reporting units are not its reportable segments.

Goodwill is evaluated annually as of June 30 for impairment using a qualitative assessment or a quantitative one-step assessment. If the Company elects to perform a qualitative assessment and determines the fair value of its reporting units more likely than not exceed the carrying value of their net assets, no further evaluation is necessary. For reporting units where the Company performs a one-step quantitative assessment, the Company compares the fair value of each reporting unit, which is determined based on a combination of an income approach using a discounted cash flow model, and a market approach, which considers comparable companies, to its respective carrying value of net assets, including goodwill. If the fair value of the reporting unit exceeds its carrying value of net assets, the goodwill is not considered impaired. If the carrying value of net assets is higher than the fair value of the reporting unit, the impairment charge is the amount by which the carrying value exceeds the reporting unit’s fair value.

The Company reviews its long-lived assets, which include intangible assets subject to amortization, for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The evaluation for recoverability is performed at a level where independent cash flows may be attributed to either an asset or asset group. If the Company determines that the carrying amount of an asset or asset group is not recoverable based on the expected

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2020
(In thousands, except per share data)
undiscounted future cash flows of the asset or asset group, an impairment loss is recorded equal to the excess of the carrying amounts over the estimated fair value of the long-lived assets. Estimates of future cash flows are based on various factors, including current operating results, expected market trends and competitive influences. The Company also evaluates the amortization periods assigned to its intangible assets to determine whether events or changes in circumstances warrant revised estimates of useful lives. Assets to be disposed of by sale are reported at the lower of the carrying amount or fair value, less estimated costs to sell.

The results of the Company’s goodwill and long-lived assets impairment analyses conducted as of June 30, 2020, 2019 and 2018 indicated that no reduction in the carrying amount of the Company’s goodwill and long-lived assets was required.

Changes in the carrying amount of goodwill during the years ended December 31, 2020 and 2019 are summarized as follows:

	Expedited Freight	Intermodal	Consolidated
Balance as of December 31, 2018	$117,071	$76,615	$193,686
Acquisitions	19,963	2,050	22,013
Balance as of December 31, 2019	137,034	78,665	215,699
Acquisitions	28,234	1,049	29,283
Balance as of December 31, 2020	$165,268	$79,714	$244,982

The Company’s accumulated goodwill impairment is approximately $25,686 related to impairment charges the Company recorded during 2016 pertaining to its TLS reporting unit. The TLS reporting unit operates within the Expedited Freight reportable segment. As of December 31, 2020, approximately $165,839 of goodwill is deductible for tax purposes.

Other Acquired Intangibles

The Company amortizes certain acquired identifiable intangible assets on a straight-line basis over their estimated useful lives, which range from 1 to 20 years. The acquired intangible assets have a weighted-average useful life as follows:

Intangible Assets	Weighted-Average Useful Life
Customer relationships	15 years
Non-compete agreements	4 years
Trade names	4 years

For the years ended December 31, 2020, 2019 and 2018, acquired intangible asset amortization was $13,489, $10,183 and $8,109, respectively. The Company estimates amortization of existing intangible assets will be $13,464 in 2021, $12,964 in 2022, $12,729 in 2023, $12,604 in 2024, and $12,506 in 2025.

Changes in the carrying amount of acquired intangible assets during 2020 and 2019 are summarized as follows:

	December 31, 2020			December 31, 2019
	Carrying Value	Accumulated Amortization	Net Carrying Value	Carrying Value	Accumulated Amortization	Net Carrying Value
Customer relationships[1]	$228,416	$(85,930)	$142,486	$196,225	$(73,868)	$122,357
Non-compete agreements	8,125	(5,579)	2,546	6,652	(4,152)	2,500
Trade names	1,500	(1,500)	—	1,500	(1,500)	—
Total	$238,041	$(93,009)	$145,032	$204,377	$(79,520)	$124,857

1 Carrying value as of December 31, 2020 and 2019 is inclusive of $16,501 of accumulated impairment.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2020
(In thousands, except per share data)

4.        Indebtedness

Senior Credit Facility

As of December 31, 2020, the Company had $112,500 in borrowings outstanding under the revolving credit facility, $18,326 utilized for outstanding letters of credit and $94,174 of available borrowing capacity under the revolving credit facility.  As of December 31, 2019, the Company had $67,500 in borrowings outstanding under the revolving credit facility, $13,970 utilized for outstanding letters of credit and $68,530 of available borrowing capacity under the revolving credit facility. The interest rate on the outstanding borrowings under the revolving credit facility was 3.25% and 3.2% as of December 31, 2020 and 2019, respectively.

In September 2017, the Company entered into a five-year senior unsecured revolving credit facility (the “Facility”) with a maximum aggregate principal amount of $150,000, with a sublimit of $30,000 for letters of credit and a sublimit of $30,000 for swing line loans. The maturity date of the Facility is September 29, 2022. In April 2020, the Company entered into an amendment to the Facility, which increased the maximum aggregate principal amount to $225,000. The Facility may be increased by up to $25,000 to a maximum aggregate principal amount of $250,000 pursuant to the terms of the amended credit agreement, subject to the lenders’ agreement to increase their commitments or the addition of new lenders extending such commitments. Such increases to the Facility may be in the form of additional revolving credit loans, term loans or a combination thereof, and are contingent upon there being no events of default under the Facility.

Under the amended Facility, interest accrues on the amounts outstanding under the credit facility, at the Company’s option, at either (1) London Interbank Offered Rate (“LIBOR”) rate, not less than 1.00%, plus a margin ranging from 2.25% to 2.75% based on the Company’s leverage ratio, or (2) base rate, which cannot be less than 3.00%. The base rate is the highest of (i) the federal funds rate, not less than zero, plus 0.50%, (ii) the administrative agent's prime rate and (iii) the LIBOR rate, not less than 1.00%, plus 1.00%, plus a margin ranging from 0.25% to 0.75% based on the Company’s leverage ratio. Previously, under the Facility, interest accrued on the amounts outstanding under the credit facility, at the Company’s option, at either (1) LIBOR plus a margin ranging from 1.25% to 1.75% based on the Company’s leverage ratio, or (2) the base rate, which was equal to the highest of (i) the federal funds rate, not less than zero, plus 0.50%, (ii) the administrative agent’s prime rate and (iii) the LIBOR rate plus 1.00%, plus a margin ranging from 0.25% to 0.75% based on the Company’s leverage ratio. Interest is payable in arrears for each loan that is based on the LIBOR rate on the last day of the interest period applicable to each loan, and interest is payable in arrears on loans not based on the LIBOR rate on the last day of each quarter.

The Facility contains covenants that, among other things, restrict the ability of the Company, without the approval of the required lenders, to engage in certain mergers, consolidations, asset sales, dividends and stock repurchases, investments, and other transactions or to incur liens or indebtedness in excess of agreed thresholds, as set forth in the credit agreement. The Company also has to fulfill financial covenants with respect to a leverage ratio and an interest coverage ratio. As of December 31, 2020, the Company was in compliance with the aforementioned covenants.

Interest Payments

Cash payments for interest were $4,580, $2,711 and $1,783 for the years ended December 31, 2020, 2019 and 2018, respectively.  No interest was capitalized during the year ended December 31, 2020, 2019 and 2018.

5.        Shareholders’ Equity, Stock Incentive Plan and Net Income per Share

Preferred Stock

There are 5,000 shares of preferred stock with a par value of $0.01 authorized, but no shares have been issued to date.

Cash Dividends

During the fourth quarter of 2020, the Company’s Board of Directors declared and the Company has paid a quarterly cash dividend of $0.21 per common share. During the first, second and third quarters of 2020, each quarter of 2019 and the

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2020
(In thousands, except per share data)
fourth quarter of 2018, the Company’s Board of Directors declared and the Company has paid a quarterly cash dividend of $0.18 per common share. During the first, second and third quarters of 2018, the Company's Board of Directors declared and the Company has paid a quarterly cash dividend of $0.15 per common share.

On February 2, 2021, the Company’s Board of Directors declared a quarterly cash dividend of $0.21 per common share that will be paid in the first quarter of 2021.

Share Repurchase Program

On July 21, 2016, the Company’s Board of Directors approved a stock repurchase program for up to 3,000 shares of the Company’s common stock (the “2016 Repurchase Plan”). On February 5, 2019, the Board of Directors canceled the Company’s 2016 Repurchase Plan and approved a revised stock repurchase plan authorizing up to 5,000 shares of the Company’s common stock (the “2019 Repurchase Plan”). The 2019 Repurchase Plan expires when the shares authorized for repurchase are exhausted or the 2019 Repurchase Plan is canceled.

During the year ended December 31, 2020, the Company repurchased through open market transactions 787 shares of common stock for $45,248, or $57.53 per share, and during the year ended December 31, 2019, the Company repurchased through open market transactions 913 shares of common stock for $56,204, or $61.59 per share. All shares received were retired upon receipt, and the excess of the purchase price over the par value per share was recorded to "Retained Earnings" in the Consolidated Balance Sheets.

As of December 31, 2020, the remaining shares to be repurchased under the 2019 Repurchase Plan were approximately 3,368 shares.

Stock Incentive Plan

In May 2016, the Company adopted the 2016 Omnibus Incentive Compensation Plan (the “Omnibus Plan”) for the issuance of up to 2,000 common shares. As of December 31, 2020, approximately 965 shares remain available for grant under the Omnibus Plan.

Employee Activity - Stock Options

Certain executives are eligible to receive grants of stock options. Employees may exercise the stock options at anytime after the grant is vested but no later than seven years after the date of grant. Stock options vest over a three-year period from the date of grant. The shared-based compensation expense associated with these options is amortized ratably over the vesting period. The Company estimated the fair value of the grants using the Black-Scholes option-pricing model.

The weighted-average assumptions under the Black-Scholes option-pricing model were as follows for the years ended December 31, 2020 and 2018.  The Company did not grant stock options during the year ended December 31, 2019.

	December 31, 2020	December 31, 2018
Expected dividend yield	1.1%	1.1%
Expected stock price volatility	24.1%	24.4%
Risk-free interest rate	1.5%	2.7%
Expected life of options (years)	5.9	6.1

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2020
(In thousands, except per share data)
The following table sets forth the exercise price range, number of shares, weighted-average exercise price and remaining contractual lives by groups of similar price on a continuing basis as of December 31, 2020:

				Weighted-	Outstanding		Exercisable
				Average	Weighted-		Weighted-
Range of			Number of Shares Outstanding	Remaining	Average	Number of Shares Exercisable	Average
Exercise				Contractual Life	Exercise		Exercise
Price				(in years)	Price		Price
$43.67	-	$44.90	59	2.1	$43.70	59	$43.70
47.82	-	48.32	68	3.1	47.86	68	47.86
50.71	-	53.73	26	1.6	51.31	26	51.31
57.18	-	60.42	70	4.1	58.73	45	58.64
64.26	-	65.96	136	5.0	64.71	67	64.26
$43.67	-	$65.96	359	3.7	$55.88	265	$53.23

Stock option activity and related information on a continuing basis was as follows:

	Year ended
	December 31, 2020		December 31, 2019		December 31, 2018
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Stock	Exercise	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	417	$53.37	512	$51.49	417	$44.55
Granted	36	65.96	—	—	190	61.72
Exercised	(89)	47.72	(87)	42.24	(95)	41.42
Forfeited	(5)	59.73	(8)	53.76	—	—
Outstanding at end of year	359	$55.79	417	$53.37	512	$51.49
Exercisable at end of year	265	$53.20	262	$50.03	213	$44.66
Weighted-average fair value of stock options granted during the year	$14.79		$—		$15.82
Aggregate intrinsic value for stock options exercised	$1,568		$2,196		$1,992
Average aggregate intrinsic value for stock options outstanding	$970
Average aggregate intrinsic value for exercisable stock options	$1,435

	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Share-based compensation expense for stock options	$1,163	$1,556	$1,521
Tax benefit for stock options exercised	$287	$392	$384
Unrecognized compensation expense for stock options	$784
Weighted average period over which unrecognized compensation expense will be recognized (years)	1.3

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2020
(In thousands, except per share data)

The following table sets forth the exercise price range, number of shares, weighted-average exercise price and remaining contractual lives by groups of similar price on a discontinued basis as of December 31, 2020:

				Weighted-	Outstanding		Exercisable
				Average	Weighted-		Weighted-
Range of			Number of Shares Outstanding	Remaining	Average	Number of Shares Exercisable	Average
Exercise				Contractual Life	Exercise		Exercise
Price				(in years)	Price		Price
$47.82	-	$58.40	14	3.5	$52.22	14	$52.22

Stock option activity and related information on a discontinued basis was as follows:

	Year ended
	2020		2019		2018
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Stock	Exercise	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price	Options	Price
Outstanding at beginning of year	14	$52.15	26	$49.00	22	$47.49
Granted	—	—	—	—	4	58.40
Exercised	—	—	(12)	45.46	—	—
Forfeited	—	—	—	—	—	—
Outstanding at end of year	14	$52.15	14	$52.15	26	$49.00
Exercisable at end of year	14	$52.15	9	$51.35	17	$47.74
Weighted-average fair value of stock options granted during the year	$—		$—		$16
Aggregate intrinsic value for stock options exercised	$—		$193		$—
Average aggregate intrinsic value for stock options outstanding	$54
Average aggregate intrinsic value for exercisable stock options	$54

	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Share-based compensation expense for stock options	$22	$41	$57
Tax benefit for stock options exercised	$6	$11	$14
Unrecognized compensation expense for stock options	$—
Weighted average period over which unrecognized compensation expense will be recognized (years)	—

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2020
(In thousands, except per share data)

Employee Activity – Restricted Shares

The Company’s primary long-term incentive plan is a restricted share award plan that entitles employees to receive a share of the Company’s common stock subject to vesting requirements based on continued employment. Shares granted under the restricted share award plan are restricted from sale or transfer until vesting, and restrictions lapse in three equal installments beginning one year after the date of grant. Dividends are paid in cash on a current basis throughout the vesting period. The compensation expense associated with these awards is amortized ratably over the requisite service period. All forfeitures are recognized as incurred.

Restricted share activity and related information on a continuing basis was as follows:

	Year ended
	December 31, 2020		December 31, 2019		December 31, 2018
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding at beginning of year	264	$58.34	302	$54.92	216	$46.73
Granted	116	65.88	112	59.49	192	59.88
Vested	(150)	57.40	(126)	51.50	(102)	47.04
Forfeited	(17)	62.39	(24)	56.69	(4)	52.01
Outstanding at end of year	213	$62.78	264	$58.34	302	$54.92
Total fair value of shares vested during the year	$9,180		$7,684		$5,758

	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Share-based compensation expense for restricted shares	$7,310	$7,936	$6,633
Tax benefit for the vesting of restricted shares	$1,747	$1,951	$1,660
Unrecognized compensation expense for restricted shares	$7,767
Weighted average period over which unrecognized compensation expense will be recognized (years)	1.7

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2020
(In thousands, except per share data)

Restricted share activity and related information on a discontinued basis was as follows:

	Year ended
	2020		2019		2018
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Restricted	Grant Date	Restricted	Grant Date	Restricted	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding at beginning of year	13	$54.93	13	$55.16	11	$46.71
Granted	6	63.24	5	59.07	10	59.46
Vested	(10)	58.43	(5)	48.85	(5)	47.00
Forfeited	(1)	63.49	—	—	(3)	51.68
Outstanding at end of year	8	$60.83	13	$54.93	13	$55.16
Total fair value of shares vested during the year	$625		$270		$282

	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Share-based compensation expense for restricted shares	$71	$65	$241
Tax benefit for the vesting of restricted shares	$71	$66	$72
Unrecognized compensation expense for restricted shares	$270
Weighted average period over which unrecognized compensation expense will be recognized (years)	1.8

Employee Activity – Performance Shares

Certain executives and key employees are eligible to receive grants of performance awards. The performance share agreement provides for awards of shares of the Company’s common stock based on achieving certain financial targets, such as targets for earnings before interest, taxes, depreciation and amortization, and the Company’s total shareholder return as compared to the total shareholder return of a selected peer group, as determined by the Company’s Board of Directors. Performance targets are set at the beginning of each three-year measurement period. The share awards are earned over the vesting period, and the number of shares earned is determined based on the cumulative results for the measurement period. The performance agreement provides for employees to earn —% to 200% of the target awards depending on the actual performance achieved, with no shares earned if performance is below the established minimum target. Performance shares do not receive dividends until the shares are vested. Awards earned are paid in shares of common stock of the Company at the end of the vesting period. The compensation expense associated with these awards is amortized ratably over the vesting period. Depending on the financial target, the compensation expense is based on the projected assessment of the level of performance that will be achieved. All forfeitures are recognized as incurred.

The grant-date fair value of performance shares granted with a financial target based on the Company’s total shareholder return was estimated using a Monte Carlo simulation. The weighted average assumptions under the Monte Carlo simulation model were as follows for the years ended December 31, 2020, 2019 and 2018:

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2020
(In thousands, except per share data)

		Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Expected stock price volatility	23.5%	23.4%	24.3%
Weighted average risk-free interest rate	1.4%	2.5%	2.2%

Performance share activity was as follows and is presented as if the Company were to achieve its target level of performance, on a continuing basis:

	Year ended
	December 31, 2020		December 31, 2019		December 31, 2018
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Performance	Grant Date	Performance	Grant Date	Performance	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding at beginning of year	58	$62.44	62	$58.40	66	$57.63
Granted	38	69.15	28	61.42	17	72.30
Additional shares awarded based on actual performance level achieved	13	51.13	—	—	—	—
Vested	(33)	51.13	(22)	63.57	—	—
Forfeited	(11)	66.37	(10)	62.77	(21)	67.28
Outstanding at end of year	65	$67.62	58	$62.44	62	$58.40

	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Share-based compensation expense for performance shares	$1,242	$1,103	$1,208
Tax benefit for vesting of performance shares	$306	$278	$304
Unrecognized compensation expense for performance shares	$2,095
Weighted average period over which unrecognized compensation expense will be recognized (years)	1.9

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2020
(In thousands, except per share data)

Performance share activity was as follows and is presented as if the Company were to achieve its target level of performance, on a discontinued basis:

	Year ended
	2020		2019		2018
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Performance	Grant Date	Performance	Grant Date	Performance	Grant Date
	Shares	Fair Value	Shares	Fair Value	Shares	Fair Value
Outstanding at beginning of year	4	$62.05	3	$57.90	3	$57.03
Granted	1	69.15	2	61.03	1	72.30
Additional shares awarded based on actual performance level achieved	1	51.13	—	—	—	—
Vested	(2)	51.13	(1)	63.57	—	—
Forfeited	(4)	65.69	—	—	(1)	67.28
Outstanding at end of year	—	$—	4	$62.05	3	$57.90

	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Share-based compensation expense for performance shares	$(8)	$73	$55
Tax benefit for the vesting of performance shares	$(2)	$18	$14
Unrecognized compensation expense for performance shares	$—
Weighted average period over which unrecognized compensation expense will be recognized (years)	—

Employee Activity – Employee Stock Purchase Plan

Under the 2005 Employee Stock Purchase Plan (the “ESPP”), the Company is authorized to issue up to a remaining 335 shares of common stock to employees. These shares may be issued at a price equal to 90% of the lesser of the market value on the first day or the last day of each six-month purchase period. Common stock purchases are paid for through periodic payroll deductions and/or up to two lump sum contributions.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2020
(In thousands, except per share data)

Employee stock purchase plan activity and related information was as follows on a continuing basis:

	Year ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Shares purchased by employees	14	11	8
Average purchase price	$44.24	$51.50	$50.62
Weighted-average fair value of each purchase under the ESPP granted [1]	$20.99	$13.68	$6.26
Share-based compensation expense for ESPP shares	$292	$150	$54

[1] Equal to the discount from the market value of the common stock at the end of each six month purchase period

Employee stock purchase plan activity and related information was as follows on a discontinued basis:

	Year ended
	December 31,	December 31,	December 31,
	2020	2019	2018
Shares purchased by employees	1	1	1
Average purchase price	$44.35	$51.39	$50.64
Weighted-average fair value of each purchase under the ESPP granted [1]	$18.11	$13.48	$6.27
Share-based compensation expense for ESPP shares	$20	$13	$5

[1] Equal to the discount from the market value of the common stock at the end of each six month purchase period

Non-employee Director Activity – Restricted Shares

Under the Amended and Restated Non-Employee Director Stock Plan (the “Amended Plan”), approved in May 2007 and further amended in February 2013 and January 2016, up to 360 common shares may be issued. As of December 31, 2020, approximately 92 shares remain available for grant under the Amended Plan.

Under the Amended Plan, each non-employee director receives an annual grant of restricted shares of the Company’s common stock. The restricted shares vest on the earlier of (a) the day immediately prior to the first annual shareholder meeting that occurs after the grant date or (b) one year after the grant date. Each director may elect to defer receipt of the common shares until the director departs from the Company’s Board of Directors. If a director elects to defer receipt, the Company will issue deferred stock units in which the director does not have voting rights or other incidents of ownership until the shares are issued.  Each deferred stock unit is eligible for a dividend equivalent in the form of additional restricted stock units for each cash dividend payment paid by the Company.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2020
(In thousands, except per share data)
Non-employee director restricted share activity and related information was as follows on a continuing basis:

	Year ended
	December 31, 2020		December 31, 2019		December 31, 2018

	Restricted	Weighted-	Restricted	Weighted-	Restricted	Weighted-
	Shares and	Average	Shares and	Average	Shares and	Average
	Deferred	Grant Date	Deferred	Grant Date	Deferred	Grant Date
	Stock Units	Fair Value	Stock Units	Fair Value	Stock Units	Fair Value
Outstanding at beginning of year	16	$62.17	15	$58.50	11	$52.00
Granted	24	42.88	16	62.17	16	58.58
Vested	(16)	62.00	(15)	64.05	(12)	52.09
Forfeited	—	—	—	—	—	—
Outstanding at end of year	24	$42.88	16	$62.17	15	$58.50
Total fair value of shares vested during the year	$771		$970		$615

	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Share-based compensation expense for restricted shares	$1,026	$970	$775
Tax benefit for the vesting of restricted shares	$253	$244	$195
Unrecognized compensation expense for restricted shares	$376
Weighted average period over which unrecognized compensation expense will be recognized (years)	0.4

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2020
(In thousands, except per share data)
Net Income (Loss) per Share

A reconciliation of net income attributable to Forward Air and weighted-average common shares outstanding for purposes of calculating basic and diluted net income per share during the years ended December 31, 2020, 2019 and 2018 is as follows:

	2020	2019	2018
Numerator:
Net income and comprehensive income from continuing operations	$52,767	$82,322	$88,563
Net (loss) income and comprehensive (loss) income from discontinued operation	(29,034)	4,777	3,488
Net income attributable to Forward Air	$23,733	$87,099	$92,051

Income allocated to participating securities	(385)	(945)	(881)

Numerator for basic and diluted net income per share for continuing operations	$52,382	$81,377	$87,682
Numerator for basic and diluted net (loss) income per share for discontinued operation	$(29,034)	$4,777	$3,488

Denominator:
Denominator for basic net income per share - weighted-average number of common shares outstanding	27,631	28,195	29,076
Dilutive stock options and performance share awards	66	113	114
Denominator for diluted net income per share - weighted-average number of common shares and common share equivalents outstanding	27,697	28,308	29,190

Basic net income (loss) per share:
Continuing operations	$1.90	$2.89	$3.02
Discontinued operation	(1.05)	0.17	0.12
Net income per share[1]	$0.84	$3.06	$3.14

Diluted net income (loss) per share:
Continuing operations	$1.89	$2.87	$3.00
Discontinued operation	(1.05)	0.17	0.12
Net income per share	$0.84	$3.04	$3.12
1 Rounding may impact summation of amounts.

The number of shares that were not included in the calculation of net income per diluted share because to do so would have been anti-dilutive for the years ended December 31, 2020, 2019 and 2018 are as follows:

	2020	2019	2018
Anti-dilutive stock options	206	183	126
Anti-dilutive performance shares	15	—	16
Anti-dilutive restricted shares and deferred stock units	3	—	9
Total anti-dilutive shares	224	183	151

6.        Income Taxes

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction, various states and Canada. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2013.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2020
(In thousands, except per share data)

    The provision for income taxes by location of the taxing jurisdiction for the years ended December 31, 2020, 2019 and 2018 consisted of the following:

	2020	2019	2018
Current:
Federal	$11,914	$15,612	$15,643
State	3,907	4,681	3,635
	15,821	20,293	19,278
Deferred:
Federal	922	5,766	6,826
State	(150)	1,323	764
	772	7,089	7,590
	$16,593	$27,382	$26,868

A reconciliation of income taxes computed at the U.S. federal statutory income tax rate (21% for 2020, 2019 and 2018) to the provision for income taxes reflected in the Company’s Consolidated Statements of Comprehensive Income for the years ended December 31, 2020, 2019 and 2018 is as follows:

	2020	2019	2018
Tax expense at the statutory rate	$14,566	$23,038	$24,241
State income taxes, net of federal income tax benefit	2,602	4,594	3,659
Share-based compensation	(298)	(587)	(50)
Other permanent differences	48	(5)	139
Non-deductible compensation	751	421	13
Change in income tax contingency reserves	(400)	—	—
Federal income tax credits	(37)	(83)	(186)
Other	(639)	4	(948)
	$16,593	$27,382	$26,868

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2020
(In thousands, except per share data)

The significant components of the deferred tax assets and liabilities at December 31, 2020 and 2019 were as follows:

	December 31, 2020	December 31, 2019
Deferred tax assets:
Accrued expenses	$12,095	$7,245
Allowance for doubtful accounts	577	527
Operating lease liabilities	31,309	26,989
Share-based compensation	3,554	3,881
Accruals for income tax contingencies	166	185
Net operating loss carryforwards	671	1,089
Total gross deferred tax assets	48,372	39,916
Valuation allowance	(395)	(395)
Total net deferred tax assets	47,977	39,521
Deferred tax liabilities:
Tax over book depreciation	24,964	23,795
Prepaid expenses	6,499	4,043
Operating lease right-of-use assets	31,277	26,992
Goodwill	17,368	15,337
Intangible assets	9,855	10,568
Total deferred tax liabilities	89,963	80,735
Net deferred tax liabilities	$(41,986)	$(41,214)

The Company paid income taxes, net of refunds, of $13,463, $19,959 and $20,894 for the years ended December 31, 2020, 2019 and 2018, respectively.

The Company maintains a valuation allowance to reserve against its state net operating loss carryforwards. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company assessed the likelihood that its deferred tax assets would be recovered from estimated future taxable income and available tax planning strategies. In making this assessment, all available evidence was considered including economic climate, as well as reasonable tax planning strategies. The Company believes it is more likely than not that it will realize its remaining net deferred tax assets, net of the valuation allowance, in future years.

As a result of the Towne acquisition, the Company had approximately $2,000 and $10,258 of federal net operating losses as of December 31, 2019 and 2018, respectively. The Company fully utilized the federal net operating losses in 2020.

At December 31, 2020 and 2019, the Company had a state net operating loss carryforward of $16,926, and at December 31, 2018, the Company had a state net operating loss carryforward of $18,148, that expire between 2020 and 2031. The state net operating loss carryforwards are limited to the future taxable income of separate legal entities. The valuation allowance on the state net operating loss carryforwards increased $35 during 2018. No change in the valuation allowance during 2020 and 2019.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2020
(In thousands, except per share data)

A reconciliation of the beginning and ending amount of unrecognized tax benefits as of and during the years ended December 31, 2020 and 2019 is as follows:

Balance at December 31, 2018	$1,058
Reductions for settlement with state taxing authorities	(99)
Additions for tax positions of current year	28
Balance at December 31, 2019	987
Reductions for settlement with state taxing authorities	(466)
Additions for tax positions of current year	23
Balance at December 31, 2020	$544

The Company recognizes income tax benefits from uncertain tax positions where the realization of the ultimate benefit is uncertain. At December 31, 2020 and 2019, the Company had $544 and $987, respectively, of unrecognized income tax benefits, all of which would affect the Company’s effective tax rate if recognized. At December 31, 2020 and 2019, the Company had accrued interest and penalties related to unrecognized tax benefits of $168 and $281, respectively.

7.        Leases

The Company leases certain facilities under noncancelable operating leases. The Company has entered into or assumed through acquisitions operating and finance leases for equipment including tractors, straight trucks, forklifts and trailers. Equipment under a finance lease is amortized over the shorter of the lease term or its estimated useful life.

The Company subleases certain facilities to independent third parties. Since the Company is not relieved of its obligation under these leases, a right-of-use lease asset and corresponding operating lease liability is recorded. Sublease rental income was approximately $1,628, $1,634 and $1,213 in 2020, 2019 and 2018, respectively.  In 2021, the Company expects to receive aggregate future minimum rental payments under noncancelable subleases of approximately $929.  Noncancelable subleases expire between 2021 and 2024.

The Company does not recognize a right-of-use asset or lease liability with respect to operating leases with an initial lease term of 12 months or less, and recognizes expense on such leases on a straight-line basis over the lease term. The Company does not account for lease components separately from nonlease components. The Company has certain leases that include one or more options to renew, with renewal periods ranging from one to ten years. The exercise of the lease renewal options is at the discretion of the Company and are included in the determination of the right-of-use asset and operating lease liability when the option is reasonably certain of being exercised. The depreciable life of right-of-use assets and leasehold improvements are limited by the expected lease term. The Company has certain lease agreements for equipment that include variable rental payments based on estimated mileage. The variable rental payments are adjusted for periodically based on actual mileage. The Company’s lease agreements do not contain any residual value guarantees or restrictive covenants.

In addition, the Company has contracts with Leased Capacity Providers. These contracts explicitly identify the tractors that should be operated by the Leased Capacity Providers and therefore, the Company concluded the contracts contain an embedded lease. The compensation of the Leased Capacity Providers, as specified in the contract, is variable based upon a rate per shipment and a rate per mile. Given the structure of the compensation, the variable amounts are excluded from the calculation of the right-of-use lease asset and corresponding operating lease liability. Instead, the variable amounts are disclosed as variable lease costs in the table below. For the years ended December 31, 2020, 2019 and 2018, approximately $325,542, $328,282 and $286,571, respectively, of variable lease costs related to the embedded leases were recorded in “Purchased transportation” in the Consolidated Statements of Comprehensive Income.

The following table summarizes the Company's lease costs for the years ended December 31, 2020 and 2019, and other information:

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2020
(In thousands, except per share data)

	Year ended
	December 31, 2020	December 31, 2019
Lease cost
Finance lease cost:
Amortization of leased assets	$1,560	$1,019
Interest on leased liabilities	197	129
Operating lease cost	50,561	44,403
Short-term lease cost	8,921	9,958
Variable lease cost	339,148	339,923
Sublease income	(1,628)	(1,634)
Total lease cost	$398,759	$393,798

Other information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from finance leases	$197	$129
Operating cash flows from operating leases	$50,263	$44,328
Financing cash flows from finance leases	$1,446	$946
Leased assets obtained in exchange for finance lease obligations	$1,927	$8,188
Right-of-use assets obtained in exchange for operating lease liabilities	$72,454	$181,069
Weighted-average remaining lease term - finance leases (in years)	4.0	4.6
Weighted-average remaining lease term - operating leases (in years)	3.7	3.7
Weighted-average discount rate - finance leases	3.1%	3.4%
Weighted-average discount rate - operating leases	3.2%	3.4%

The aggregate future minimum lease payments under noncancelable operating and finance leases with remaining terms greater than one year as of December 31, 2020 were as follows:

Payment Due Period	Operating Leases	Finance Leases
2021	$48,748	$1,979
2022	36,035	1,775
2023	26,414	1,633
2024	19,140	1,220
2025	9,560	612
Thereafter	9,548	5
Total minimum lease payments	149,445	7,224
Less: imputed interest	(25,419)	(413)
Present value of future minimum lease payments	124,026	6,811
Less: current portion of lease obligations	(43,680)	(1,801)
Long-term lease obligations	$80,346	$5,010

8.        Commitments and Contingencies

Commitments

As of December 31, 2020, the Company had unconditional purchase obligations of $2,551 to purchase forklifts during 2021.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2020
(In thousands, except per share data)

Contingencies

The Company is party to various legal claims and actions incidental to its business. The Company believes none of these claims or actions, either individually or in the aggregate, is material to its business or financial statements as a whole, including its results of operations and financial condition.

The Company is liable for claims related to vehicle liability, workers’ compensation, property damage and employee medical benefits. Insurance coverage provides the Company with primary and excess coverage, which the Company believes is sufficient to protect the Company from catastrophic claims.

For vehicle liability, the Company retains a portion of the risk. Below is a summary of the Company’s risk retention on vehicle liability insurance coverage maintained by the Company through $10,000:

	Company Risk Retention	Frequency	Layer	Policy Term
Expedited Freight¹
LTL business	$3,000	Occurrence/Accident²	$0 to $3,000	10/1/2020 to 10/1/2021
Truckload business	$2,000	Occurrence/Accident²	$0 to $2,000	10/1/2020 to 10/1/2021
LTL and Truckload businesses	$6,000	Policy Term Aggregate³	$3,000 to $5,000	10/1/2020 to 10/1/2021
LTL and Truckload businesses	$5,000	Policy Term Aggregate³	$5,000 to $10,000	10/1/2020 to 10/1/2021

Intermodal	$250	Occurrence/Accident²	$0 to $250	4/1/2020 to 10/1/2021

¹ Excluding the Final Mile business, which is primarily a brokered service.
² For each and every accident, the Company is responsible for damages and defense up to these amounts, regardless of the number of claims associated with any accident.
³ During the Policy Term, the Company is responsible for damages and defense within the stated Layer up to the stated, aggregate amount of Company Risk Retention before insurance will respond.

Also, from time to time, when brokering freight, the Company may face claims for the “negligent selection” of outside, contracted carriers that are involved in accidents, and the Company maintains third-party liability insurance coverage with a $100 deductible per occurrence for most of its brokered services. Additionally, the Company maintains workers’ compensation insurance with a self-insured retention of $500 per occurrence.

Insurance coverage in excess of the self-insured retention limit is an important part of the Company’s risk management process. The Company believes the recorded reserves are sufficient for all incurred claims up to the self-insured retention limits, including an estimate for claims incurred but not reported. Since the ultimate resolution of outstanding claims as well as claims incurred but not reported is uncertain, it is possible that the reserves recorded for these losses could change materially in the near term. However, an estimate cannot be made of the range of additional loss that is at least reasonably possible. During the year ended December 31, 2019, the Company recorded a $7,500 reserve for a vehicular claim related to one incident.

On December 15, 2020, the Company detected a Ransomware Incident impacting the Company’s operational and information technology systems, which caused service delays for the Company’s customers. Any failure to comply with data privacy, security or other laws and regulations could result in claims, legal or regulatory proceedings, inquires or investigations.

9.        Employee Benefit Plan

The Company sponsors a qualified defined contribution plan covering substantially all employees. Under the defined contribution plan, the Company contributes 25.0% of the employee’s contribution up to a maximum of 6.0% of annual compensation, subject to certain limits. The Company contributed approximately $1,683, $1,554 and $1,311 for the years ended December 31, 2020, 2019 and 2018, respectively.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2020
(In thousands, except per share data)

10.        Fair Value of Financial Instruments

The Company categorizes its assets and liabilities into one of three levels based on the assumptions used in valuing the asset or liability. Estimates of fair value financial assets and liabilities are based on a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. Observable inputs (highest level) reflect market data obtained from independent sources, while unobservable inputs (lowest level) reflect internally developed market assumptions. In accordance with this guidance, fair value measurements are classified under the following hierarchy:

•Level 1 - Quoted prices in active markets for identical assets or liabilities.

•Level 2 - Quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; and model-derived valuations in which all significant inputs are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•Level 3 - Model-derived valuations in which one or more significant inputs are unobservable.

As previously discussed in Note 3, Acquisitions, Goodwill, Intangible Assets and Long-Lived Assets, the fair value of the earn-out liability was determined using a Monte-Carlo simulation model. The significant inputs used in the model are derived from a combination of observable and unobservable market data. Observable inputs used in the Monte Carlo simulation model include the risk-free rate and the revenue volatility while unobservable inputs used in the Monte Carlo simulation model include the revenue discount rate and the estimated revenue projections.

Assets and liabilities measured at fair value on a recurring basis as of December 31, 2020 and 2019 are summarized below:

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Earn-out liability	$—	$—	$6,865	$6,865

	As of December 31, 2019
	Level 1	Level 2	Level 3	Total
Earn-out liability	$—	$—	$11,770	$11,770

Cash and cash equivalents, accounts receivable, and accounts payable are valued at their carrying amounts in the Company’s Consolidated Balance Sheets, due to the immediate or short-term maturity of these financial instruments.

The carrying amount of long-term debt under the Company’s credit facility approximate fair value based on the borrowing rates currently available to the Company for a loan with similar terms and average maturity.

As of December 31, 2020, the estimated fair value of the Company’s finance lease obligation, based on current borrowing rates, was $7,009, compared to its carrying value of $6,811. As of December 31, 2019, the estimated fair value of the Company’s finance lease obligation, based on current borrowing rates, was $6,318, compared to its carrying value of $6,330.

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis. Assets are recorded at fair value on a nonrecurring basis as a result of an impairment charge or assets held for sale. The losses on assets measured at fair value on a nonrecurring, discontinued operation basis are summarized below:

	2020	2019
Goodwill impairment charge[1]	$5,406	$—
Valuation allowance on assets held for sale[1]	22,978	—

1 See Note 2, Discontinued Operation and Held for Sale.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2020
(In thousands, except per share data)

11.        Segment Reporting

The Company has two reportable segments: Expedited Freight and Intermodal. The Company evaluates segment performance based on income from operations. Segment results include intersegment revenues and shared costs.  Costs related to the corporate headquarters, shared services and shared assets, such as trailers, are allocated to each segment based on usage. Shared assets are not allocated to each segment, but rather the shared assets, such as trailers, are allocated to the Expedited Freight segment.

The accounting policies applied to each segment are the same as those described in the Summary of Significant Accounting Policies as disclosed in Note 1, except for certain self-insurance loss reserves related to vehicle liability and workers’ compensation. Each segment is allocated an insurance premium and deductible that corresponds to the self-insured retention limit for that particular segment. Any self-insurance loss exposure beyond the deductible allocated to each segment is recorded in Eliminations & Other.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2020
(In thousands, except per share data)
Segment results from operations for the years ended December 31, 2020, 2019 and 2018 are as follows.

Year ended December 31, 2020	Expedited Freight	Intermodal	Eliminations & Other	Consolidated
External revenues	$1,070,106	$199,567	$—	$1,269,673
Intersegment revenues	2,195	36	(2,331)	(100)
Depreciation	19,824	3,693	120	23,637
Amortization	7,203	6,285	—	13,488
Income (loss) from continuing operations	71,266	16,391	(13,733)	73,924
Total assets	905,081	221,963	(153,750)	973,294
Purchases of property and equipment	19,820	448	—	20,268

Year ended December 31, 2019 (As Adjusted)	Expedited Freight	Intermodal	Eliminations & Other	Consolidated
External revenues	$997,877	$217,606	$—	$1,215,483
Intersegment revenues	3,057	105	(3,458)	(296)
Depreciation	23,087	3,086	38	26,211
Amortization	4,335	5,848	—	10,183
Income (loss) from continuing operations	103,640	23,679	(14,903)	112,416
Total assets	717,555	206,576	(24,909)	899,222
Purchases of property and equipment	21,290	717	—	22,007

Year ended December 31, 2018 (As Adjusted)	Expedited Freight	Intermodal	Eliminations & Other	Consolidated
External revenues	$937,289	$200,750	$—	$1,138,039
Intersegment revenues	4,678	256	(5,360)	(426)
Depreciation	25,707	1,719	296	27,722
Amortization	3,499	4,610	—	8,109
Income (loss) from continuing operations	103,652	23,266	(9,702)	117,216
Total assets	555,501	167,002	(10,193)	712,310
Purchases of property and equipment	38,710	854	—	39,564

Revenue from the individual services within the Expedited Freight segment for the years ended December 31, 2020, 2019 and 2018 are as follows:

	Year ended	Year ended	Year ended
	December 31, 2020	December 31, 2019	December 31, 2018
Expedited freight revenue:
Network	$625,517	$675,312	$677,416
Truckload	$194,058	$196,855	$196,980
Final Mile	$224,475	$100,555	$39,400
Other	28,251	28,212	28,171
Total	$1,072,301	$1,000,934	$941,967

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2020
(In thousands, except per share data)
12.        Quarterly Results of Operations (Unaudited)

The following is a summary of the quarterly results of operations for the years ended December 31, 2020 and 2019:

	2020
	March 31	June 30	September 30	December 31
Operating revenue	$305,557	$281,678	$331,997	$350,341
Net income from continuing operations	$11,417	$9,225	$16,992	$15,133
Loss from discontinued operation, net of tax	(3,042)	(6,071)	(345)	(19,576)
Net income	$8,375	$3,154	$16,647	$(4,443)

Basic net income (loss) per share:
Continuing operations	$0.41	$0.33	$0.61	$0.55
Discontinued operation	(0.11)	(0.22)	(0.01)	(0.72)
Net income per share	$0.30	$0.11	$0.60	$(0.17)

Diluted net income (loss) per share:
Continuing operations	$0.41	$0.33	$0.61	$0.55
Discontinued operation	(0.11)	(0.22)	(0.01)	(0.72)
Net income per share	$0.30	$0.11	$0.60	$(0.17)

	2019
	March 31	June 30	September 30	December 31
Operating revenue	$278,961	$302,887	$313,683	$319,656
Net income from continuing operations	$17,688	$21,244	$21,054	$22,336
Income from discontinued operation, net of tax	719	1,086	1,141	1,832
Net income	$18,407	$22,330	$22,195	$24,168

Basic net income per share:
Continuing operations	$0.61	$0.74	$0.74	$0.79
Discontinued operation	0.03	0.04	0.04	0.07
Net income per share	$0.64	$0.78	$0.78	$0.86

Diluted net income per share:
Continuing operations	$0.61	$0.74	$0.74	$0.79
Discontinued operation	0.03	0.04	0.04	0.07
Net income per share [1]	$0.64	$0.78	$0.78	$0.85

[1] Rounding may impact summation of amounts.

FORWARD AIR CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
December 31, 2020
(In thousands, except per share data)
13.        Subsequent Events

Intermodal Acquisition

On February 5, 2021, the Company entered into an agreement to acquire substantially all of the assets of Proficient Transport for $15,000 in cash and a potential earn-out up to $2,000.

Sale of Pool

On February 12, 2021, the Company sold Pool to Ten Oaks Group, for total consideration of $20,000, consisting of an $8,000 upfront cash payment and a potential earn-out up to $12,000.

Forward Air Corporation
Schedule II — Valuation and Qualifying Accounts
(In thousands)

Col. A	Col. B	Col. C		Col. D		Col. E
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Operating Revenue	Deductions -Described		Balance at End of Period
Year ended December 31, 2020
Allowance for doubtful accounts	$1,316	$567	$—	$615	[2]	$1,268
Allowance for revenue adjustments [1]	737	—	4,751	4,483	[3]	1,005
Deferred tax valuation allowance	395	—	—	—		395
	2,448	567	4,751	5,098		2,668
Year ended December 31, 2019
Allowance for doubtful accounts	$1,290	$752	$—	$726	[2]	$1,316
Allowance for revenue adjustments [1]	755	—	3,339	3,357	[3]	737
Deferred tax valuation allowance	395	—	—	—		395
	2,440	752	3,339	4,083		2,448
Year ended December 31, 2018
Allowance for doubtful accounts	$2,540	$122	$—	$1,372	[2]	$1,290
Allowance for revenue adjustments [1]	451	—	3,624	3,320	[3]	755
Deferred tax valuation allowance	360	35	—	—		395
	3,351	157	3,624	4,692		2,440
1 Represents an allowance for revenue adjustments to accounts receivable resulting from future billing rate changes.
2 Represents uncollectible accounts written off, net of recoveries.
3 Represents adjustments to billed accounts receivable.
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
Amended and Restated Non-Employee Director Stock Plan (incorporated herein by reference to Exhibit 10.2 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 27, 2017 (File No. 02-22490))

10.25
Credit Agreement dated September 29, 2017 among Forward Air Corporation and Forward Air, Inc., as the borrowers, the subsidiaries of the borrowers identified therein as the guarantors, Bank of America, N.A., U.S. Bank National Association and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on October 3, 2017)

10.25A
First Amendment dated April 16, 2020 to Credit Agreement dated September 29, 2017 by and among Forward Air Corporation and Forward Air, Inc., as borrowers, certain subsidiaries of the borrowers as guarantors, Bank of America, N.A., as administrative agent and lender, U.S. Bank National Association, as lender, and the other lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 1, 2020)

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

10.36	*
Scott E. Schara Offer Letter, dated as of July 23, 2020 (incorporated herein by reference to Exhibit 10.1 to the registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 27, 2020)

10.37	*
Amended and Restated Consulting Agreement effective July 28, 2020, between Forward Air Corporation and Matthew J. Jewell (incorporated herein by reference to Exhibit 10.2 to the registrant's Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on July 31, 2020)

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