Form 10-Q
period 2021-03-31
FORWARD AIR CORP
filed 2021-05-04
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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
Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definition of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

 The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of April 30, 2021 was 27,317,840.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited).

Forward Air Corporation
Condensed Consolidated Balance Sheets
(Dollars in thousands, except share and per share amounts)
(Unaudited)
	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$24,396	$40,254
Accounts receivable, less allowance of $2,071 in 2021 and $2,273 in 2020	186,504	156,490
Other receivables	16,847	—
Other current assets	20,239	28,150
Current assets held for sale	—	21,002
Total current assets	247,986	245,896

Property and equipment	379,566	380,519
Less accumulated depreciation and amortization	192,622	190,652
Total property and equipment, net	186,944	189,867
Operating lease right-of-use assets	130,859	123,338
Goodwill	250,736	244,982
Other acquired intangibles, net of accumulated amortization of $96,451 in 2021 and $93,009 in 2020	147,668	145,032
Other assets	51,708	45,181
Noncurrent assets held for sale	—	53,097
Total assets	$1,015,901	$1,047,393

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$40,676	$38,371
Accrued expenses	74,625	51,264
Other current liabilities	6,817	10,580
Current portion of debt and finance lease obligations	1,908	1,801
Current portion of operating lease liabilities	45,107	43,680
Current liabilities held for sale	—	25,924
Total current liabilities	169,133	171,620

Long-term debt and finance lease obligations, less current portion and debt issuance costs	117,156	117,408
Operating lease liabilities, less current portion	86,212	80,346
Other long-term liabilities	57,131	54,129
Deferred income taxes	41,538	41,986
Noncurrent liabilities held for sale	—	34,575

Shareholders’ equity:
Preferred stock, $0.01 par value: Authorized shares - 5,000,000; no shares issued or outstanding in 2021 and 2020	—	—
Common stock, $0.01 par value: Authorized shares - 50,000,000; issued and outstanding shares - 27,318,501 in 2021 and 27,316,434 in 2020	273	273
Additional paid-in capital	247,678	242,916
Retained earnings	296,780	304,140
Total shareholders’ equity	544,731	547,329
Total liabilities and shareholders’ equity	$1,015,901	$1,047,393

The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Comprehensive Income
(Dollars in thousands, except share and per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020
Operating revenue	$362,202	$305,557

Operating expenses:
Purchased transportation	184,608	150,598
Salaries, wages and employee benefits	74,897	69,559
Operating leases	19,167	17,884
Depreciation and amortization	9,237	9,334
Insurance and claims	9,741	10,044
Fuel expense	3,702	4,013
Other operating expenses	38,126	28,353
Total operating expenses	339,478	289,785
Income from continuing operations	22,724	15,772

Other expense:
Interest expense	(1,165)	(853)
Total other expense	(1,165)	(853)
Income before income taxes	21,559	14,919
Income tax expense	4,845	3,504
Net income from continuing operations	16,714	11,415
Loss from discontinued operation, net of tax	(5,533)	(3,040)
Net income and comprehensive income	$11,181	$8,375

Basic net income (loss) per share
Continuing operations	$0.61	$0.41
Discontinued operation	(0.20)	(0.11)
Net income per share[1]	$0.40	$0.30

Diluted net income (loss) per share
Continuing operations	$0.60	$0.41
Discontinued operation	(0.20)	(0.11)
Net income per share	$0.40	$0.30

Dividends per share	$0.21	$0.18
1Rounding may impact summation of amounts.

The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Cash Flows
(In thousands)
(Unaudited)

	Three Months Ended
	March 31, 2021	March 31, 2020

Operating activities:
Net income from continuing operations	$16,714	$11,415
Adjustments to reconcile net income of continuing operations to net cash provided by operating activities of continuing operations
Depreciation and amortization	9,237	9,334
Change in fair value of earn-out liability	(48)	(594)
Share-based compensation expense	2,597	3,078
Provision for revenue adjustments	1,777	1,042
Deferred income tax expense	(505)	1,225
Other	92	(265)
Changes in operating assets and liabilities, net of effects from the purchase of businesses:
Accounts receivable	(28,023)	3,040
Other receivables	(13,339)	—
Other current and noncurrent assets	7,085	2,776
Accounts payable and accrued expenses	21,326	(223)
Net cash provided by operating activities of continuing operations	16,913	30,828

Investing activities:
Proceeds from sale of property and equipment	665	720
Purchases of property and equipment	(2,695)	(2,651)
Purchase of a business, net of cash acquired	(15,000)	(55,931)
Net cash used in investing activities of continuing operations	(17,030)	(57,862)

Financing activities:
Repayments of finance lease obligations	(467)	(336)
Proceeds from revolving credit facility	—	65,000
Proceeds from issuance of common stock upon stock option exercises	2,147	—
Payments of dividends to stockholders	(5,797)	(5,050)
Repurchases of common stock	(9,998)	(15,259)
Payment of minimum tax withholdings on share-based awards	(2,744)	(2,672)
Contributions from (distributions to) subsidiary held for sale	1,118	(2,153)
Net cash (used in) provided by financing activities from continuing operations	(15,741)	39,530
Net (decrease) increase in cash and cash equivalents of continuing operations	(15,858)	12,496

Cash from discontinued operation:
Net cash used in operating activities of discontinued operation	(6,902)	(1,662)
Net cash provided by (used in) investing activities of discontinued operation	8,020	(491)
Net cash (used in) provided by financing activities of discontinued operation	(1,118)	2,153
Net (decrease) increase in cash and cash equivalents	(15,858)	12,496
Cash and cash equivalents at beginning of period of continuing operations	40,254	64,749
Cash at beginning of period of discontinued operation	—	—
Net (decrease) increase in cash and cash equivalents	(15,858)	12,496
Less: cash at end of period of discontinued operation	—	—
Cash and cash equivalents at end of period of continuing operations	$24,396	$77,245

 The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(In thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2020	27,316	$273	$242,916	$304,140	$547,329
Net income	—	—	—	11,181	11,181
Stock options exercised	40	—	2,147	—	2,147
Share-based compensation expense	—	—	2,613	—	2,613
Payment of dividends to shareholders	—	—	3	(5,800)	(5,797)
Payment of minimum tax withholdings on share-based awards	(35)	—	—	(2,744)	(2,744)
Repurchases and retirement of common stock	(114)	(1)	—	(9,997)	(9,998)
Issuance of share-based awards	111	1	(1)	—	—
Balance at March 31, 2021	27,318	$273	$247,678	$296,780	$544,731

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2019	27,850	$279	$226,869	$350,034	$577,182
Net income	—	—	—	8,375	8,375
Share-based compensation expense	—	—	3,266	—	3,266
Payment of dividends to shareholders	—	—	2	(5,052)	(5,050)
Payment of minimum tax withholdings on share-based awards	(42)	—	—	(2,672)	(2,672)
Repurchases and retirement of common stock	(268)	(3)	—	(15,256)	(15,259)
Issuance of share-based awards	139	1	(2)	—	(1)
Balance at March 31, 2020	27,679	$277	$230,135	$335,429	$565,841

The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
March 31, 2021

1.    Description of Business and Basis of Presentation

Basis of Presentation and Principles of Consolidation

Forward Air Corporation and its subsidiaries (“Forward Air” or the “Company”) is a leading asset-light freight and logistics company. The Company has two reportable segments: Expedited Freight and Intermodal. The Company conducts business in the United States and Canada.
The Expedited Freight segment operates a comprehensive national network to provide expedited regional, inter-regional and national less-than-truckload (“LTL”) services. Expedited Freight offers customers local pick-up and delivery and other services including final mile, truckload, shipment consolidation and deconsolidation, warehousing, customs brokerage and other handling.

The Intermodal segment provides first- and last-mile high value intermodal container drayage services both to and from seaports and railheads. Intermodal also offers dedicated contract and Container Freight Station (“CFS”) warehouse and handling services.

The condensed consolidated financial statements of the Company have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) for interim financial information and the rules and regulations of the Securities and Exchange Commission. In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to present fairly the Company’s financial position, results of operations, and cash flows at the dates and for the periods presented. These condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Results for interim periods are not necessarily indicative of the results for the year.

The Board approved a strategy to divest the Pool Distribution business (“Pool”) on April 23, 2020, and the sale of Pool was completed on February 12, 2021. Pool provided high-frequency handling and distribution of time sensitive product to numerous destinations within a specific geographic region. Pool offered this service throughout the Mid-Atlantic, Southeast, Midwest and Southwest United States. Accordingly, the results of operations for Pool have been presented as a discontinued operation in our Consolidated Statements of Comprehensive Income for all period presented. In addition, the assets and liabilities were presented as held for sale in the Consolidated Balance Sheets for the prior period. Unless otherwise noted, amounts, percentages and discussion for all periods reflect the results of operations, financial condition and cash flows from our continuing operations.

2.     Revenue Recognition

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
March 31, 2021
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

3.    Discontinued Operation and Held for Sale

As previously disclosed, on April 23, 2020, the Company made a decision to divest of Pool. The Pool business met the criteria for held for sale classification. As a result, the assets and liabilities of Pool were presented separately under the captions “Current assets held for sale”, “Noncurrent assets held for sale”, “Current liabilities held for sale” and “Noncurrent liabilities held for sale” in the Condensed Consolidated Balance Sheets as of December 31, 2020. The results of Pool were reclassified to “Loss from discontinued operation, net of tax” in the Condensed Consolidated Statements of Comprehensive Income for three months ended March 31, 2021 and 2020. Certain corporate overhead and other costs previously allocated to Pool for segment reporting purposes did not qualify for classification within discontinued operation and have been reallocated to continuing operations. These costs were reclassified to the eliminations and other column in the segment reconciliation in Note 13, Segment Reporting.
Sale of Pool
On February 12, 2021, the Company completed the sale of the Pool business for $8,000 in cash and up to a $12,000 earn-out based on earnings before interest, taxes, depreciation and amortization. The sale agreement for Pool included an earn-out based on the achievement of certain earnings before interest, taxes, depreciation and amortization attainment over an eleven-month period, beginning February 1, 2021. The Company will receive payment for the amount earned in the first quarter of 2022, and if elected, the buyer may defer the payment of up to half of the amount earned to first quarter of 2023. The preliminary estimated fair value of the earn-out asset on the date of sale was $6,967. The fair value was based on the estimated eleven-month period of the earnings before interest, taxes, depreciation and amortization and was calculated using a Monte Carlo simulation model.

The weighted-average assumptions under the Monte Carlo simulation model were as follows:

February 12, 2021
Counterparty credit spread	1.2%
Earnings before interest, taxes, depreciation and amortization discount rate	15.0%
Asset volatility	55.0%

Subsequent to the date of sale, the Company will recognize any increases in the carrying value of the earn-out asset when the change is realized and will evaluate the earn-out asset for impairment at each reporting period. As of March 31, 2021, the Company recorded $3,508 in “Other receivables” and $3,459 in “Other assets” in the Condensed Consolidated Balance Sheets.

Transition Services Agreement

On February 12, 2021, the Company entered into a Transition Services Agreement (“TSA”) with TOG FAS Holdings LLC, the buyer of the Pool business. Under the TSA, the Company performs certain services on an interim basis in order to facilitate the orderly transition of the Pool business. The effective date of the TSA was February 12, 2021 and will remain in effective until the date all services have been completed, but no more than six months following effective date. The TSA provides the right to extend the term of the TSA with no limit on the number of the mutually agreed upon extensions. In exchange for the services performed by the Company under the TSA, the Company receives a monthly service charge. For the

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
March 31, 2021
three months ended March 31, 2021, the Company recorded $171 of the fee received, in “Other operating expenses” in the Condensed Consolidated Statements of Comprehensive Income, for the services performed under the TSA.

Additionally, under the TSA, the Company remits payments to outside vendors on behalf of TOG FAS Holdings LLC for expenses incurred by the Pool business up to a limit of $18,000. The Company is reimbursed by TOG FAS Holdings LLC within 60 days from the end of the month in which the payment is remitted. As of March 31, 2021, the Company recorded a receivable in the amount of $13,339 in “Other receivables” in the Condensed Consolidated Balance Sheets for the reimbursement due to the Company.

Summarized Discontinued Operation Financial Information

A summary of the results of operations classified as a discontinued operation, net of tax, in the Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
Operating revenue	$17,087	$36,952

Operating expenses:
Purchased transportation	4,290	9,536
Salaries, wages and employee benefits	9,674	17,113
Operating leases	2,907	5,680
Depreciation and amortization	—	1,295
Insurance and claims	929	1,726
Fuel expense	644	1,327
Other operating expenses	2,087	4,345
Total operating expenses	20,531	41,022
Loss from discontinued operation	(3,444)	(4,070)
Loss on sale of business	(2,860)	—
Loss from discontinued operation before income taxes	(6,304)	(4,070)
Income tax benefit	(771)	(1,030)
Loss from discontinued operation, net of tax	$(5,533)	$(3,040)

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
March 31, 2021

4.    Acquisitions

Expedited Freight Acquisition

As part of the Company’s strategy to expand final mile pickup and delivery operations, in April 2019, the Company acquired certain assets and liabilities of FSA Network, Inc., doing business as FSA Logistix (“FSA”), for $27,000 and a potential earn-out of up to $15,000. The purchase agreement for FSA included an earn-out up to $15,000 based on the achievement of certain revenue milestones over two one-year periods, beginning May 1, 2019. The estimated fair value of the earn-out liability on the date of acquisition was $11,803. The fair value was based on the estimated two-year performance of the acquired customer revenue and was calculated using a Monte Carlo simulation model. The fair value of the earn-out liability was adjusted at each reporting period based on changes in the expected cash flows and related assumptions used in the Monte Carlo simulation model. During the three months ended March 31, 2021 and 2020, the fair value of the earn-out changed by ($48) and ($594), respectively, and the change in fair value was recorded in “Other operating expenses” in the Condensed Consolidated Statements of Comprehensive Income. The first one-year period ended in the second quarter of 2020 and the Company paid $5,284 based on the terms of the purchase agreement. The second one-year period will end in the second quarter of 2021. As of March 31, 2021 and December 31, 2020, the fair value of the earn-out liability was $6,817 and $6,865, respectively, which was reflected in “Other current liabilities” in the Condensed Consolidated Balance Sheets.

Intermodal Acquisition

In February 2021, the Company acquired certain assets and liabilities of Proficient Transport Incorporated and Proficient Trucking, Inc. (together “Proficient Transport”) for $15,000 and a potential earn-out up to $2,000. Proficient Transport is an intermodal drayage company headquartered in Chicago, Illinois. The acquisition of Proficient Transport supports the Company’s strategic growth plan by expanding the intermodal footprint in Georgia, Illinois, North Carolina, and Texas, and introduces a new location in Ohio. The acquisition was financed by cash flows from operations. The results of Proficient Transport have been included in the Company’s Condensed Consolidated Financial Statements as of and from the date of acquisition. The associated goodwill has been included in the Company’s Intermodal reportable segment.

The purchase agreement for Proficient Transport included an earn-out up to $2,000 based on the achievement of certain revenue milestones over a one-year period, beginning March 1, 2021. The estimated fair value of the earn-out liability on the date of acquisition was $815. The fair value was based on the estimated one-year performance of the acquired customer revenue and was calculated using a Monte Carlo simulation model. The weighted-average assumptions under the Monte Carlo simulation model were as follows:

February 28, 2021
Risk-free rate	0.1%
Revenue discount rate	8.8%
Revenue volatility	27.3%

As of March 31, 2021, the fair value of the earn-out liability was $815, which was reflected in “Other current liabilities” in the Condensed Consolidated Balance Sheets.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
March 31, 2021
Fair Value of Assets Acquired and Liabilities Assumed

Assets acquired and liabilities assumed as of the acquisition date are presented in the following table:

Proficient Transport
February 28, 2021
Tangible assets:
Accounts receivable, net	$3,865
Property and equipment	140
Other assets	10
Total tangible assets	4,015
Intangible assets:
Customer relationships	6,060
Non-compete agreements	18
Goodwill	5,754
Total intangible assets	11,832
Total assets acquired	15,847

Liabilities assumed:
Current liabilities	32
Total liabilities assumed	32
Net assets acquired	$15,815

The fair value of the assets acquired and liabilities assumed are preliminary based on the information available as of the acquisition date through the date of this filing.

The weighted-average useful life of acquired intangible assets as of the acquisition date are summarized in the following table:

Weighted-Average Useful Lives
Customer relationships	8 years
Non-compete agreements	1 year

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
March 31, 2021

5.    Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill during the three months ended March 31, 2021 are summarized as follows (in thousands):

	Expedited Freight	Intermodal	Consolidated
Balance as of December 31, 2020	$165,268	$79,714	$244,982
Acquisition	—	5,754	5,754
Balance as of March 31, 2021	$165,268	$85,468	$250,736

Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The Company conducts its annual impairment analyses as of June 30 each year. Based on the current macroeconomic conditions, the Company assessed its goodwill and other intangible assets for indications of impairment as of March 31, 2021 and concluded there were no indicators of impairment during the three months ended March 31, 2021.

Other Intangible Assets

Changes in the carrying amount of acquired intangible assets during the three months ended March 31, 2021 are summarized as follows (in thousands):

	Gross Carrying Amount
	Customer Relationships[1]	Non-Compete Agreements	Trade Names	Total
Balance as of December 31, 2020	$228,416	$8,125	$1,500	$238,041
Acquisition	6,060	18	—	6,078
Balance as of March 31, 2021	$234,476	$8,143	$1,500	$244,119

	Accumulated Amortization
	Customer Relationships[1]	Non-Compete Agreements	Trade Names	Total
Balance as of December 31, 2020	$85,930	$5,579	$1,500	$93,009
Amortization expense	3,104	338	—	3,442
Balance as of March 31, 2021	$89,034	$5,917	$1,500	$96,451

1 Carrying value as of March 31, 2021 and December 31, 2020 is inclusive of $16,501 of accumulated impairment.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
March 31, 2021

6.    Stock Incentive Plans

The Company recorded shared-based compensation expense as follows for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31, 2021	March 31, 2020
Salaries, wages and employee benefits - continuing operations	$2,269	$2,817
Salaries, wages and employee benefits - discontinued operation	16	188
Total share-based compensation expense	$2,285	$3,005

Stock Incentive Plan

In May 2016, the Company adopted the 2016 Omnibus Incentive Compensation Plan (the “Omnibus Plan”) for the issuance of up to 2,000 common shares. As of March 31, 2021, approximately 793 shares remain available for grant under the Omnibus Plan.

Stock Options

Share-based compensation expense associated with stock options is amortized ratably over the requisite service period. The Company estimates the fair value of the grants using the Black-Scholes option-pricing model. Stock option transactions during the three months ended March 31, 2021 on a continuing operations basis were as follows:

	Stock Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2020	359	$55.79
Granted	39	75.05
Exercised	(26)	54.26
Forfeited	—	—
Outstanding as of March 31, 2021	372	$58.06

As of March 31, 2021, the total share-based compensation expense related to unvested stock options net yet recognized was approximately $1,250, and the weighted average period over which it is expected to be recognized is approximately two years.

Stock option transactions during the three months ended March 31, 2021 on a discontinued operation basis were as follows:

	Stock Options	Weighted-Average Exercise Price
Outstanding at December 31, 2020	14	$52.15
Granted	—	—
Exercised	(14)	52.15
Forfeited	—	—
Outstanding at March 31, 2021	—	$—

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
March 31, 2021

Restricted Shares

Restricted shares are restricted from sale or transfer until vesting, and restrictions lapse in three equal installments beginning one year after the date of grant. Share-based compensation expense associated with these awards is amortized ratably over the requisite service period. Restricted share transactions during the three months ended March 31, 2021 on a continuing operations basis were as follows:

	Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2020	213	$62.78
Granted	108	75.14
Vested	(96)	61.38
Forfeited	(11)	69.13
Outstanding as of March 31, 2021	214	$69.31

As of March 31, 2021, the total share-based compensation expense related to the restricted shares net yet recognized was approximately $13,179, and the weighted-average period over which it is expected to be recognized is approximately two years.

Restricted share transactions during the three months ended March 31, 2021 on a discontinued operation basis were as follows:

	Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2020	8	$60.83
Granted	—	—
Vested	(4)	61.78
Forfeited	(4)	61.37
Outstanding as of March 31, 2021	—	$—

Performance Awards

Performance awards are based on achieving certain financial targets, such as targets for earnings before interest, taxes, depreciation and amortization, and the Company’s total shareholder return as compared to the total shareholder return of a selected peer group, as determined by the Company’s Board of Directors. Performance targets are set at the beginning of each three-year measurement period. Share-based compensation expense associated with these awards is amortized ratably over the vesting period. Depending on the financial target, the compensation expense is based on the projected assessment of the level of performance that will be achieved.

Performance award transactions during the three months ended March 31, 2021 on a continuing operations basis were as follows assuming target levels of performance:

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
March 31, 2021

	Performance Awards	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2020	65	$67.62
Granted	36	87.33
Earned	(11)	92.89
Forfeited	(11)	70.22
Outstanding as of March 31, 2021	79	$75.61

As of March 31, 2021, the total share-based compensation expense related to unearned performance awards not yet recognized, assuming the Company's current projected assessment of the level of performance that will be achieved, was approximately $3,652, and the weighted-average period over which it is expected to be recognized is approximately three years.

Employee Stock Purchase Plan

Under the 2005 Employee Stock Purchase Plan (the “ESPP”), the Company is authorized to issue up to a remaining 335 shares of common stock to employees. These shares may be issued at a price equal to 90% of the lesser of the market value on the first day or the last day of each six-month purchase period. Common stock purchases are paid for through periodic payroll deductions and/or up to two large lump sum contributions. No shares were issued during the three months ended March 31, 2021.

Director Restricted Shares

Under the Amended and Restated Non-Employee Director Stock Plan (the “Amended Plan”), approved in May 2007 and further amended in February 2013 and January 2016, up to 360 common shares may be issued. As of March 31, 2021, approximately 90 shares remain available for grant under the Amended Plan.

Director restricted share transactions during the three months ended March 31, 2021 were as follows:

	Director Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding as of December 31, 2020	24	$43
Granted	2	93
Vested	—	—
Forfeited	—	—
Outstanding as of March 31, 2021	26	$47

For the three-months ended March 31, 2021 and 2020, the Company recorded $328 and $261, respectively, of share-based compensation expense associated with these grants. As of March 31, 2021, the total share-based compensation expense related to the restricted shares net yet recognized was approximately $256.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
March 31, 2021

7.    Indebtedness

As of both March 31, 2021 and December 31, 2020, the Company had $112,500 in borrowings outstanding under the revolving credit facility, $18,326 utilized for outstanding letters of credit and $94,174 of available borrowing capacity under the revolving credit facility. The interest rate on the outstanding borrowings under the revolving credit facility was 3.25% and 2.30% as of March 31, 2021 and March 31, 2020, respectively.

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

The Facility contains covenants that, among other things, restrict the ability of the Company, without the approval of the required lenders, to engage in certain mergers, consolidations, asset sales, dividends and stock repurchases, investments, and other transactions or to incur liens or indebtedness in excess of agreed thresholds, as set forth in the credit agreement. The Company also has to fulfill financial covenants with respect to a leverage ratio and an interest coverage ratio. As of March 31, 2021, the Company was in compliance with the aforementioned covenants.

In April 2021, the Company borrowed $20,000 under the revolving credit facility.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
March 31, 2021

8.    Net Income (Loss) Per Share

A reconciliation of net income attributable to Forward Air and weighted-average common shares outstanding for purposes of calculating basic and diluted net income per share during the three months ended March 31, 2021 and 2020 is as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
Numerator:
Net income and comprehensive income from continuing operations	$16,714	$11,415
Net loss and comprehensive loss from discontinued operation	(5,533)	(3,040)
Net income attributable to Forward Air	$11,181	$8,375

Income allocated to participating securities	(101)	(67)

Numerator for basic and diluted net income per share for continuing operations	$16,613	$11,348
Numerator for basic and diluted net loss per share for discontinued operation	$(5,533)	$(3,040)

Denominator:
Denominator for basic net income per share - weighted-average number of common shares outstanding	27,361	27,846
Dilutive stock options and performance share awards	136	102
Denominator for diluted net income per share - weighted-average number of common shares and common share equivalents outstanding	27,497	27,948

Basic net income (loss) per share:
Continuing operations	$0.61	$0.41
Discontinued operation	(0.20)	(0.11)
Net income per share[1]	$0.40	$0.30

Diluted net income (loss) per share:
Continuing operations	$0.60	$0.41
Discontinued operation	(0.20)	(0.11)
Net income per share	$0.40	$0.30
1 Rounding may impact summation of amounts.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
March 31, 2021
The number of shares that were not included in the calculation of net income per diluted share because to do so would have been anti-dilutive for the three months ended March 31, 2021 and 2020 are as follows:

	March 31, 2021	March 31, 2020
Anti-dilutive stock options	25	203
Anti-dilutive performance shares	3	24
Anti-dilutive restricted shares and deferred stock units	1	75
Total anti-dilutive shares	29	302

9.    Income Taxes

For the three months ended March 31, 2021, the Company recorded income tax expense of $4,845 and $3,504, respectively, for continuing operations. The effective tax rate of 22.5% for the three months ended March 31, 2021 varied from the statutory United States federal income tax rate of 21.0% primarily due to the effect of state income taxes, net of the federal benefit, and non-deductible executive compensation, partially offset by excess tax benefits realized on share-based awards. The effective tax rate of 23.5% for the three months ended March 31, 2020 varied from the statutory United States federal income tax rate of 21% primarily due to the effect of state income taxes, net of the federal benefit, and non-deductible executive compensation, partially offset by excess tax benefits realized on share-based awards and a refund for Tennessee tax credits.

As of both March 31, 2021 and December 31, 2020, the Company had $544 of unrecognized income tax benefits, all of which would affect the Company’s effective tax rate if recognized. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. As of both March 31, 2021 and December 31, 2020, the Company had accrued interest and penalties related to unrecognized tax benefits of $168. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2013.

The sale of Pool resulted in a capital loss in the amount of $2,426. The capital loss expires in 2026. The Company concluded that it was more likely than not the capital loss carryforward will not be realized and therefore, established a valuation allowance of $2,426 to reserve against its capital loss carryforward. The Company also maintains a valuation allowance to reserve against its state net operating loss carryforwards. A valuation allowance is established when it is more likely than not that some portion or all of the deferred tax assets will not be realized. The Company assessed the likelihood that its deferred tax assets would be recovered from estimated future taxable income and available tax planning strategies. In making this assessment, all available evidence was considered including economic climate, as well as reasonable tax planning strategies. The Company believes it is more likely than not that it will realize its remaining net deferred tax assets, net of the valuation allowance, in future years.

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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
March 31, 2021
As previously discussed in Note 4, Acquisitions, the fair value of the earn-out liability was determined using a Monte-Carlo simulation model. The significant inputs used in the model are derived from a combination of observable and unobservable market data. Observable inputs used in the Monte Carlo simulation model include the risk-free rate and the revenue volatility while unobservable inputs used in the Monte Carlo simulation model include the revenue discount rate and the estimated revenue projections.

Assets and liabilities measured at fair value on a recurring basis as of March 31, 2021 and December 31, 2020 are summarized below:

	As of March 31, 2021
	Level 1	Level 2	Level 3	Total
Earn-out liability	$—	$—	$7,632	$7,632

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Earn-out liability	$—	$—	$6,865	$6,865

Cash and cash equivalents, accounts receivable, and accounts payable are valued at their carrying amounts in the Company’s Condensed Consolidated Balance Sheets, due to the immediate or short-term maturity of these financial instruments.

The carrying amount of long-term debt under the Company’s credit facility approximate fair value based on the borrowing rates currently available to the Company for a loan with similar terms and average maturity.

As of March 31, 2021, the estimated fair value of the Company’s finance lease obligation, based on current borrowing rates, was $6,892, compared to its carrying value of $6,652. As of December 31, 2020, the estimated fair value of the Company’s finance lease obligation, based on current borrowing rates, was $7,009, compared to its carrying value of $6,811.

11.    Shareholders’ Equity

Cash Dividends

During the first quarter of 2021 and the fourth quarter of 2020, the Company’s Board of Directors declared and the Company has paid a quarterly cash dividend of $0.21 per share of common stock.

On April 26, 2021, the Company's Board of Directors declared a quarterly cash dividend of $0.21 per common share that will be paid in second quarter of 2021.

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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
March 31, 2021

During the three months ended March 31, 2021, the Company repurchased through open market transactions 114 shares of common stock for $9,997, or $87.89 per share, and during the three months ended March 31, 2020, the Company repurchased 268 shares of common stock for $15,259, or $56.93 per share. All shares received were retired upon receipt, and the excess of the purchase price over the par value per share was recorded to “Retained Earnings” in the Condensed Consolidated Balance Sheets.

As of March 31, 2021, the remaining shares to be repurchased under the 2019 Repurchase Plan were approximately 3,254 shares.

12.    Commitments and Contingencies

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
March 31, 2021

13.    Segment Reporting

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

The accounting policies applied to each segment are the same as those described in the Summary of Significant Accounting Policies as disclosed in Note 1 to the Annual Report on Form 10-K for the year ended December 31, 2020, except for certain self-insurance loss reserves related to vehicle liability and workers’ compensation. Each segment is allocated an insurance premium and deductible that corresponds to the self-insured retention limit for that particular segment. Any self-insurance loss exposure beyond the deductible allocated to each segment is recorded in Eliminations & Other.

Segment results from operations for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended March 31, 2021
	Expedited Freight	Intermodal	Eliminations & Other	Consolidated
External revenues	$303,531	$58,502	$—	$362,033
Intersegment revenues	655	12	(498)	169
Depreciation	4,993	799	3	5,795
Amortization	1,805	1,637	—	3,442
Income (loss) from continuing operations	24,530	4,509	(6,315)	22,724
Purchases of property and equipment	2,411	284	—	2,695

	Three Months Ended March 31, 2020
	Expedited Freight	Intermodal	Eliminations & Other	Consolidated
External revenues	$253,140	$52,455	$—	$305,595
Intersegment revenues	485	5	(528)	(38)
Depreciation	4,908	1,053	18	5,979
Amortization	1,787	1,568	—	3,355
Income (loss) from continuing operations	15,179	3,713	(3,120)	15,772
Purchases of property and equipment	2,405	246	—	2,651

Total Assets
As of March 31, 2021	$934,602	$204,178	$(122,879)	$1,015,901
As of December 31, 2020	905,081	221,963	(153,750)	973,294

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(In thousands, except per share data)
(Unaudited)
March 31, 2021
Revenue from the individual services within the Expedited Freight segment for the three months ended March 31, 2021 and 2020 are as follows:

	Three Months Ended
	March 31, 2021	March 31, 2020
Expedited Freight revenue:
Network	$178,627	$152,009
Truckload	52,380	47,529
Final Mile	62,256	47,802
Other	10,923	6,285
Total	$304,186	$253,625

14.    Subsequent Event

On April 28, 2021, the Company entered into an agreement to acquire certain assets and liabilities of J&P Hall Express Delivery (“J&P”) for $7,400. J&P, headquartered in Atlanta, Georgia with a second terminal in Albany, Georgia, offers a portfolio of transportation services including less than truckload, truckload, less than container load, container freight station warehousing, and airport transfers across the Southeastern United States.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

We are a leading asset-light freight and logistics company providing less-than-truckload (“LTL”), final mile truckload and intermodal drayage services across the United States and in Canada. We offer premium services that typically require precision execution, such as expedited transit, delivery during tight time windows and special handling. We utilize an asset-light strategy to minimize our investments in equipment and facilities and to reduce our capital expenditures.

Our services are classified into two reportable segments: Expedited Freight and Intermodal.

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

The Board approved a strategy to divest the Pool Distribution business (“Pool”) on April 23, 2020, and the sale of Pool was completed on February 12, 2021. Pool provided high-frequency handling and distribution of time sensitive product to numerous destinations within a specific geographic region. Pool offered this service throughout the Mid-Atlantic, Southeast, Midwest and Southwest United States. Accordingly, the results of operations for Pool have been presented as a discontinued operation in our Consolidated Statements of Comprehensive Income for all period presented. In addition, the assets and liabilities were presented as held for sale in the Consolidated Balance Sheets for the prior period. Unless otherwise noted, amounts, percentages and discussion for all periods reflect the results of operations, financial condition and cash flows from our continuing operations. Refer to Note 4, Discontinued Operation and Held for Sale, to the our Condensed Consolidated Financial Statements for additional information on our discontinued operation.

Trends and Developments

COVID-19

Our business is highly susceptible to changes in the economic conditions. Our products and services are directly tied to the production and sale of goods and, more generally, to the North American economy. The COVID-19 pandemic has adversely impacted economic activity and conditions worldwide and created significant volatility and disruption to the financial markets. Efforts to control the spread of COVID-19 led governments and other authorities to impose restrictions which resulted in business closures and disrupted supply chains worldwide. As a result, transportation and supply chain companies such as ours experienced slowdowns and reduced demand for our services.

Although our business and operations have returned to pre-COVID levels, the situation surrounding COVID-19 remains fluid and may be further impacted by the policies of President Biden’s administration and the availability and success of a vaccine. The extent to which the COVID-19 outbreak impacts our business, results of operations and financial condition in 2021 will depend on future developments, which are highly uncertain and cannot be predicted by, including, but not limited to the duration, spread, severity and impact of the COVID-19 outbreak, the effects of the outbreak on our customers and suppliers and the remedial actions and stimulus measures adopted by local and federal governments, and to what extent normal economic and operating conditions can resume.

In addition, although we believe we have sufficient capital and liquidity to manage our business over the short- and long-term, our liquidity may be materially affected if conditions in the credit and financial markets deteriorate as a result of COVID-19 including failure by us or our customers to secure any necessary financing in a timely manner.

Intermodal Acquisition

As part of the inorganic growth strategy, in February 2021, we acquired certain assets and liabilities of Proficient Transport Incorporated and Proficient Trucking, Inc. (together “Proficient Transport”) for $15,000 and a potential earn-out up to $2,000. The estimated fair value of the earn-out liability on the date of acquisition was $815. The fair value was based on the estimated one-year performance of the acquired customer revenue and was calculated using a Monte Carlo simulation model. Proficient Transport is an intermodal drayage company headquartered in Chicago, Illinois. The acquisition of Proficient Transport will expand our intermodal footprint in Georgia, Illinois, North Carolina, and Texas, and will introduce a new location in Ohio. The acquisition was funded using cash flows from operations. The results of Proficient Transport have been included in our Condensed Consolidated Financial Statements as of and from the date of acquisition.

Sale of Pool

On February 12, 2021, we sold Pool for an $8,000 cash payment and up to a $12,000 earn-out based on 2021 earnings before interest, taxes, depreciation and amortization attainment, beginning February 1, 2021. The preliminary estimated fair value of the earn-out on the date of sale was $6,967, and was calculated based on the estimated performance of Pool using a Monte Carlo simulation model. A loss on the sale of Pool in the amount of $2,860 was recorded in discontinued operation.

Environmental Protection and Community Support

We embrace a comprehensive definition of sustainability that addresses Environmental, Social, and Governance factors (“ESG”). To our employees, our communities, our customers, our suppliers, and our investors, each impact area matters.

In 2019, our Board amended the Corporate Governance and Nominating (“CG&N”) Committee Charter to oversee our efforts related to environmental, social, and governance matters, and management of sustainability-related risks and opportunities. At least twice a year, the CG&N Committee is updated on each of these topics and provides feedback and recommendations that it deems appropriate.

In 2020, we created and staffed the Head of Corporate ESG role to provide oversight of our ESG vision, strategic planning, performance management and improvement activities. Shortly after, we initiated an ESG market analysis and benchmarking exercise that explored the ESG issues that most impact transportation and logistics industries and marketplaces.

We began in 2020 to conduct an ESG assessment, starting with a third-party stakeholder assessment that served as a basis for identifying and prioritizing ESG topics most relevant to our industry, our business, and our stakeholders. The assessment’s findings yielded initial topics that we recognized as important. We followed with a more in-depth assessment of risks and opportunities, utilizing Sustainable Accounting Standards Board (“SASB”) standards as a guide, in order to further refine our disclosure topics and gain stakeholder alignment. This more detailed assessment yielded clarity of our ESG topics and prioritization based on the degree of both qualitative and quantitative impact to our business.

We identified ten ESG topic priority areas relevant to our business and mapped each to widely adopted ESG reporting standards as identified by SASB. Within these ten topic areas, we identified specific related risks and opportunities, and aligned on improvement activities. In first quarter of 2021, we published our first ESG report that describes our sustainability focus and plan. We are committed to making our results count across the country and will continue to update our future disclosures accordingly.

Results from Operations
The following table sets forth our consolidated financial data from operations for the three months ended March 31, 2021 and 2020 (in thousands):

	Three Months Ended
	March 31,	March 31,		Percent
	2021	2020	Change	Change
Operating revenue:
Expedited Freight	$304,186	$253,625	$50,561	19.9%
Intermodal	58,514	52,460	6,054	11.5
Eliminations and other operations	(498)	(528)	30	(5.7)
Operating revenue	362,202	305,557	56,645	18.5
Operating expenses:
Purchased transportation	184,608	150,598	34,010	22.6
Salaries, wages, and employee benefits	74,897	69,559	5,338	7.7
Operating leases	19,167	17,884	1,283	7.2
Depreciation and amortization	9,237	9,334	(97)	(1.0)
Insurance and claims	9,741	10,044	(303)	(3.0)
Fuel expense	3,702	4,013	(311)	(7.7)
Other operating expenses	38,126	28,353	9,773	34.5
Total operating expenses	339,478	289,785	49,693	17.1
Income (loss) from continuing operations:
Expedited Freight	24,530	15,179	9,351	61.6
Intermodal	4,509	3,713	796	21.4
Other Operations	(6,315)	(3,120)	(3,195)	102.4
Income from continuing operations	22,724	15,772	6,952	44.1
Other expense:
Interest expense	(1,165)	(853)	(312)	36.6
Total other expense	(1,165)	(853)	(312)	36.6
Income from continuing operations before income taxes	21,559	14,919	6,640	44.5
Income tax expense	4,845	3,504	1,341	38.3
Net income from continuing operations	16,714	11,415	5,299	46.4
Loss from discontinued operations, net of tax	(5,533)	(3,040)	(2,493)	82.0
Net income and comprehensive income	$11,181	$8,375	$2,806	33.5%

Revenues

Operating revenue increased $56,645, or 18.5%, to $362,202 for the three months ended March 31, 2021 compared to $305,557 for the three months ended March 31, 2020. The increase was primarily driven by an increase in our Expedited Freight segment of $50,561 due to increased Network and Final Mile revenue.

Operating Expenses
Operating expenses increased $49,693, or 17.1%, to $339,478 for the three months ended March 31, 2021 compared to $289,785 for the three months ended March 31, 2020. The increase was primarily driven by a purchased transportation increase of $34,010 in our Expedited Freight segment. Purchased transportation includes owner operators and third party carriers.
Income from Continuing Operations and Segment Operations

Income from continuing operations increased $6,952, or 44.1%, to $22,724 for the three months ended March 31, 2021 compared to $15,772 for the three months ended March 31, 2020. The increase was primarily driven by increases at our Expedited Freight segment and Intermodal segment of $9,351 and $796, respectively. The results for our two reportable segments are discussed in detail in the following sections.

Interest Expense

Interest expense was $1,165 for the three months ended March 31, 2021 compared to $853 for the three months ended March 31, 2020. The increase in interest expense was attributable to a higher interest rate on the outstanding borrowings under our revolving credit facility. The interest rate on the outstanding borrowings under the revolving credit facility was 3.25% and 2.3%, respectively, at March 31, 2021 and 2020.

Income Taxes on a Continuing Basis

The combined federal and state effective tax rate on a continuing basis for the three months ended March 31, 2021 was 22.5% compared to a rate of 23.5% for the three months ended March 31, 2020. The lower effective tax rate for the three months ended March 31, 2021 was primarily due to increased vesting of restricted shares as well as exercises of stock options in the current period when compared to the same period in 2020.

Loss from Discontinued Operation, net of tax

Loss from discontinued operation, net of tax increased $2,493 to a $5,533 loss for the three months ended March 31, 2021 compared to a $3,040 loss for the three months ended March 31, 2020. The Pool business was sold on February 12, 2021, and the loss on sale recorded in discontinued operation was $2,860.

Net Income

As a result of the foregoing factors, net income increased $2,806, or 33.5%, to $11,181 for the three months ended March 31, 2021 compared to $8,375 for the three months ended March 31, 2020.

Expedited Freight - Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020

The following table sets forth the financial data of our Expedited Freight segment for the three months ended March 31, 2021 and 2020:

Expedited Freight Segment Information
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,	Percent of	March 31,	Percent of		Percent
	2021	Revenue	2020	Revenue	Change	Change
Operating revenue:
Network[1]	$178,627	58.7%	$152,009	59.9%	$26,618	17.5%
Truckload	52,380	17.2	47,529	18.7	4,851	10.2
Final Mile	62,256	20.5	47,802	18.8	14,454	30.2
Other	10,923	3.6	6,285	2.5	4,638	73.8
Total operating revenue	304,186	100.0	253,625	100.0	50,561	19.9

Operating expenses:
Purchased transportation	164,364	54.0	132,790	52.4	31,574	23.8
Salaries, wages and employee benefits	61,687	20.3	55,435	21.9	6,252	11.3
Operating leases	14,218	4.7	13,602	5.4	616	4.5
Depreciation and amortization	6,798	2.2	6,695	2.6	103	1.5
Insurance and claims	7,611	2.5	6,613	2.6	998	15.1
Fuel expense	1,993	0.7	2,144	0.8	(151)	(7.0)
Other operating expenses	22,985	7.6	21,167	8.3	1,818	8.6
Total operating expenses	279,656	91.9	238,446	94.0	41,210	17.3
Income from operations	$24,530	8.1%	$15,179	6.0%	$9,351	61.6%

[1]Network revenue is comprised of all revenue, including linehaul, pickup and/or delivery, and fuel surcharge revenue, excluding accessorial, Truckload and Final Mile revenue.

Expedited Freight Operating Statistics

	Three Months Ended
	March 31,	March 31,	Percent
	2021	2020	Change
Business days	63	64	(1.6)%

Tonnage [1,2]
Total pounds	651,339	569,956	14.3
Pounds per day	10,339	8,906	16.1

Shipments [1,2]
Total shipments	1,026	885	15.9
Shipments per day	16.3	13.8	18.1

Weight per shipment	635	644	(1.4)

Revenue per hundredweight [3]	$27.56	$27.16	1.5
Revenue per hundredweight, ex fuel [3]	$23.86	$23.09	3.3

Revenue per shipment [3]	$174	$172	1.2
Revenue per shipment, ex fuel [3]	$151	$145	4.1

Network revenue from door-to-door shipments as a percentage of network revenue [3,4]	48.4%	44.3%	9.3
Network gross margin [5]	51.9%	53.4%	(2.8)%

1 In thousands
[2] Excludes accessorial, Truckload and Final Mile products
[3] Includes intercompany revenue between the Network and Truckload revenue streams
[4] Door-to-door shipments include all shipments with a pickup and/or delivery
[5] Network revenue less Network purchased transportation as a percentage of Network revenue

Revenues
Expedited Freight operating revenue increased $50,561, or 19.9%, to $304,186 for the three months ended March 31, 2021 from $253,625 for the three months ended March 31, 2020. The increase was attributable to increased Network, Truckload and Final Mile revenue. Network revenue increased due to a 14.3% increase in tonnage, a 15.9% increase in shipments and a 1.5% increase in revenue per hundredweight as compared to the prior year. Fuel surcharge revenue increased $863, or 3.7% as a result of the rising fuel prices. Truckload revenue increased $4,851 primarily due to an increase in revenue per mile. Final Mile revenue increased $14,454 due to the combination of organic growth and the acquisition of CLW in October 2020. Other revenue, which includes warehousing and terminal handling, increased $4,638 due to the higher linehaul tonnage and shipment counts.
Purchased Transportation
Expedited Freight purchased transportation increased $31,574, or 23.8%, to $164,364 for the three months ended March 31, 2021 from $132,790 for the three months ended March 31, 2020. Purchased transportation was 54.0% of Expedited Freight operating revenue for the three months ended March 31, 2021 compared to 52.4% for the same period in 2020. Expedited Freight purchased transportation includes owner operators and third party carriers, while Company-employed drivers are included in salaries, wages and benefits. The increase in purchased transportation as a percentage of revenue was primarily due to the mix of owner operators, third party carriers and Company-employed drivers.
Salaries, Wages and Employee Benefits
Expedited Freight salaries, wages and employee benefits increased $6,252, or 11.3%, to $61,687 for the three months ended March 31, 2021 from $55,435 for the three months ended March 31, 2020.  Salaries, wages and employee benefits were 20.3% of Expedited Freight operating revenue for the three months ended March 31, 2021 compared to 21.9% for the same period in 2020. The decrease in salaries, wages and employee benefits as a percentage of revenue was primarily due to cost-control measures and operating efficiencies.
Operating Leases
Expedited Freight operating leases increased $616, or 4.5%, to $14,218 for the three months ended March 31, 2021 from $13,602 for the three months ended March 31, 2020.  Operating leases were 4.7% of Expedited Freight operating revenue for the three months ended March 31, 2021 compared to 5.4% for the same period in 2020. The increase in operating leases was primarily due to additional truck leases and facility leases acquired from CLW.
Depreciation and Amortization
Expedited Freight depreciation and amortization increased $103, or 1.5%, to $6,798 for the three months ended March 31, 2021 from $6,695 for the three months ended March 31, 2020.  Depreciation and amortization was 2.2% of Expedited Freight operating revenue for the three months ended March 31, 2021 compared to 2.6% for the same period in 2020. The increase in amortization expense was primarily due to the amortization of intangibles resulting from the acquisition of CLW.
Insurance and Claims
Expedited Freight insurance and claims increased $998, or 15.1%, to $7,611 for the three months ended March 31, 2021 from $6,613 for the three months ended March 31, 2020.  Insurance and claims were 2.5% of Expedited Freight operating revenue for the three months ended March 31, 2021 compared to 2.6% for the same period in 2020. The increase in insurance and claims expense was primarily attributable to an increase in vehicle insurance premiums. See additional discussion over the consolidated change in self-insurance reserves in the “Other Operation” section below.
Fuel Expense

Expedited Freight fuel expense decreased $151, or 7.0%, to $1,993 for the three months ended March 31, 2021 from $2,144 for the three months ended March 31, 2020.  Fuel expense was 0.7% of Expedited Freight operating revenue for the three months ended March 31, 2021 compared to 0.8% for the same period in 2020.  Expedited Freight fuel expense decreased due to a decline in our mileage and the average price of fuel in 2021.

Other Operating Expenses
Expedited Freight other operating expenses increased $1,818, or 8.6%, to $22,985 for the three months ended March 31, 2021 from $21,167 for the three months ended March 31, 2020.  Other operating expenses were 7.6% of Expedited Freight operating revenue for the three months ended March 31, 2021 compared to 8.3% for the same period in 2020.  Other operating expenses included equipment maintenance, terminal and office expenses, legal and professional fees and other over-the-road costs. These expenses primarily increased due to terminal and office expenses as well as parts costs for final mile installations.
Income from Operations
Expedited Freight income from operations increased $9,351, or 61.6%, to $24,530 for the three months ended March 31, 2021 compared to $15,179 for the three months ended March 31, 2020.  Income from operations was 8.1% of Expedited Freight operating revenue for the three months ended March 31, 2021 compared to 6.0% for the same period in 2020. The increase in income from operations was due to an increase in tonnage, higher revenue per hundredweight and operating efficiencies.

Intermodal - Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020

The following table sets forth the financial data of our Intermodal segment for the three months ended March 31, 2021 and 2020:

Intermodal Segment Information
(In thousands)
(Unaudited)

	Three Months Ended
	March 31,	Percent of	March 31,	Percent of		Percent
	2020 [1]	Revenue	2020	Revenue	Change	Change
Operating revenue	$58,514	100.0%	$52,460	100.0%	$6,054	11.5%

Operating expenses:
Purchased transportation	20,603	35.2	18,166	34.6	2,437	13.4
Salaries, wages and employee benefits	14,063	24.0	12,930	24.6	1,133	8.8
Operating leases	4,837	8.3	4,428	8.4	409	9.2
Depreciation and amortization	2,436	4.2	2,621	5.0	(185)	(7.1)
Insurance and claims	2,402	4.1	1,973	3.8	429	21.7
Fuel expense	1,710	2.9	1,869	3.6	(159)	(8.5)
Other operating expenses	7,954	13.6	6,760	12.9	1,194	17.7
Total operating expenses	54,005	92.3	48,747	92.9	5,258	10.8
Income from operations	$4,509	7.7%	$3,713	7.1%	$796	21.4%

[1] Includes revenues and operating expenses from the acquisition of Proficient Transport, which was acquired in February 2021.

Intermodal Operating Statistics

	Three Months Ended
	March 31,	March 31,	Percent
	2021	2020	Change
Drayage shipments	89,909	82,474	9.0%
Drayage revenue per shipment	$553	$551	0.4%
Number of locations	27	24	12.5%

Revenues

Intermodal operating revenue increased $6,054, or 11.5%, to $58,514 for the three months ended March 31, 2021 from $52,460 for the three months ended March 31, 2020. The increase in operating revenue was primarily attributable to a 9.0% increase in drayage shipments over the same period in 2020.

Purchased Transportation

Intermodal purchased transportation increased $2,437, or 13.4%, to $20,603 for the three months ended March 31, 2021 from $18,166 for the three months ended March 31, 2020.   Purchased transportation was 35.2% of Intermodal operating revenue for the three months ended March 31, 2021 compared to 34.6% for the same period in 2020.  Intermodal purchased transportation includes owner operators and third party carriers, while Company-employed drivers are included in salaries, wages and benefits. The increase in Intermodal purchased transportation as a percentage of revenue was primarily due to the mix of owner operators and Company-employed drivers.

Salaries, Wages and Employee Benefits

Intermodal salaries, wages and employee benefits increased $1,133, or 8.8%, to $14,063 for the three months ended March 31, 2021 compared to $12,930 for the three months ended March 31, 2020.  Salaries, wages and employee benefits were 24.0% of Intermodal operating revenue for the three months ended March 31, 2021 compared to 24.6% for the same period in 2020.

Operating Leases

Intermodal operating leases increased $409, or 9.2%, to $4,837 for the three months ended March 31, 2021 compared to $4,428 for the three months ended March 31, 2020.  Operating leases were 8.3% of Intermodal operating revenue for the three months ended March 31, 2021 compared to 8.4% for the same period in 2020.

Depreciation and Amortization

Intermodal depreciation and amortization decreased $185, or 7.1%, to $2,436 for the three months ended March 31, 2021 from $2,621 for the three months ended March 31, 2020. Depreciation and amortization was 4.2% of Intermodal operating revenue for the three months ended March 31, 2021 compared to 5.0% for the same period in 2020. The decrease was primarily due to the full depreciation in 2021 of equipment obtained through a prior year acquisition.

Insurance and Claims

Intermodal insurance and claims increased $429, or 21.7%, to $2,402 for the three months ended March 31, 2021 from $1,973 for the three months ended March 31, 2020.  Insurance and claims were 4.1% of Intermodal operating revenue for the three months ended March 31, 2021 and compared to 3.8% for the same period in 2020. The increase in insurance and claims expense was primarily due to an increase in vehicle insurance premiums. See additional discussion over the consolidated change in self-insurance reserves in the “Other Operations” section below.

Fuel Expense

Intermodal fuel expense decreased $159, or 8.5%, to $1,710 for the three months ended March 31, 2021 from $1,869 for the three months ended March 31, 2020.  Fuel expense was 2.9% of Intermodal operating revenue for the three months ended March 31, 2021 compared to 3.6% for the same period in 2020.  Intermodal fuel expense decreased due to a decline in our mileage and the average price of fuel in 2021.
Other Operating Expenses

Intermodal other operating expenses increased $1,194, or 17.7%, to $7,954 for the three months ended March 31, 2021 from $6,760 for the three months ended March 31, 2020.  Other operating expenses were 13.6% of Intermodal operating revenue for the three months ended March 31, 2021 compared to 12.9% for the same period in 2020.  The increase in Intermodal other operating expenses was primarily due to additional rail storage expenses and professional fees related to the acquisition of Proficient Transport.

Income from Operations

Intermodal income from operations increased $796, or 21.4%, to $4,509 for the three months ended March 31, 2021 compared to $3,713 for the three months ended March 31, 2020.  Income from operations was 7.7% of Intermodal operating revenue for the three months ended March 31, 2021 compared to 7.1% for the same period in 2020.  Increase in the operating income was primarily attributable to leverage on fixed costs such as operating leases, depreciation and amortization.

Other Operations - Three Months Ended March 31, 2021 compared to Three Months Ended March 31, 2020

Other operating activity was a $6,315 operating loss during the three months ended March 31, 2021 compared to a $3,120 operating loss during the three months ended March 31, 2020. Operating expenses for the three months ended March 31, 2021 included increased professional fees related to cybersecurity and shareholder engagement activities of $6,955, partially offset by decreased self-insurance reserves for vehicle liability claims and self-insurance reserves for group health insurance claims of $2,210 and $1,177, respectively. The decrease in the self-insurance reserves for vehicle liability claims was due to the favorable loss development factor of historical claims.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates estimates, including those related to allowance for doubtful accounts and revenue adjustments, deferred income taxes and uncertain tax positions, goodwill, other intangible and long-lived assets, and self-insurance loss reserves. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates under different assumptions or conditions. A description of critical accounting policies and related judgments and estimates that affect the preparation of our Consolidated Financial Statements is set forth in our Annual Report on Form 10-K for the year-ended December 31, 2020.

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital expenditures, with cash flows from operations and borrowings under our revolving credit facility. We believe that borrowings under our revolving credit facility, together with available cash and internally generated funds, will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future. In April 2021, we borrowed $20,000 under the revolving credit facility to provide financial flexibility.

We use LIBOR as a reference rate in our revolving credit facility to calculate interest due to our lender. In the event the LIBOR is no longer published, we have amended our revolving credit facility to include provisions to address establishing a replacement benchmark rate.

We are in compliance with our financial convents contained in the revolving credit facility and expect to maintain such compliance. In the event that we encounter difficulties, our historical relationships with our lenders has been strong and we anticipate their continued long-term support of our business. Refer to Note 7, Indebtedness, to our Condensed Consolidated Financial Statements for additional information regarding our revolving credit facility.

Cash Flows

Continuing Operations

Net cash provided by continuing operating activities was approximately $16,913 for the three months ended March 31, 2021 compared to approximately $30,828 for the three months ended March 31, 2020. The decrease in the net cash provided by continuing operating activities was primarily due to the increase in the other receivable balance. The other receivable balance changed as a result of the Transition Services Agreement entered into with the buyer of the Pool business. Under the Transition Services Agreement, we remit payments to outside vendors on behalf of the buyer for expenses incurred by the Pool business, up to a limit of $18,000, and we are reimbursed by the buyer within 60 days from the end of the month in which the payment is remitted.

Net cash used in continuing investing activities was approximately $17,030 for the three months ended March 31, 2021 compared to approximately $57,862 for the three months ended March 31, 2020. Capital expenditures for the first three months of 2021 were approximately $2,695 and primarily related to an organic investment to expand the capacity of our national hub in Columbus, Ohio. Capital expenditures for the first three months of 2020 were approximately $2,651 and primarily were for new trailers, information technology and facility property and equipment. Continuing investing activities for the first three months of 2021 included the acquisition of Proficient Transport for $15,000 while continuing investing activities for the first three months of 2020 included the acquisition of Linn Star Holdings, Inc., Linn Star Transfer, Inc. and Linn Star Logistics, LLC for $55,931.

Net cash used in continuing financing activities was approximately $15,741 for the three months ended March 31, 2021 compared to net cash provided by continuing financing activities was approximately $39,530 for the three months ended March 31, 2020. The change in the net cash used in continuing financing activities was primarily due to proceeds from the revolving credit facility, partially offset by increased repurchases of common stock during the first three months of 2020.

Discontinued Operation

Net cash used in discontinued operating activities was approximately $6,902 for the three months ended March 31, 2021 compared to approximately $1,662 for the three months ended March 31, 2020. The decrease in net cash used in discontinued operating activities was primarily related to a decrease in discontinued net income after consideration of non-cash items.

Net cash provided by discontinued investing activities was approximately $8,020 for the three months ended March 31, 2021 compared to net cash used in discontinued investing activities was approximately $491 for the three months ended March 31, 2020. The change in the net cash provided by discontinued investing activities was due to the proceeds of $8,000 received from the sale of the Pool business.

Net cash used in discontinued financing activities was approximately $1,118 for the three months ended March 31, 2021 compared to net cash provided by discontinued financing activities was approximately $2,153 for the three months ended March 31, 2020. The change in the net cash used in discontinued financing activities was due to decreased contributions from the parent.

Share Repurchase Program

During the three months ended March 31, 2021 and 2020, we repurchased 113,756 and 268,027 shares of our common stock, respectively, for approximately $9,998 and $15,259, respectively, through open market transactions. All shares received were retired upon receipt, and the excess of the purchase price over the par value per share was recorded to “Retained Earnings” in our Condensed Consolidated Balance Sheets.

Forward-Looking Statements

This report contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. In this Form 10-Q, forward-looking statements include, but are not limited to, any statements regarding the impact of the COVID-19 pandemic on our business, results of operations and financial condition, including the impacts on our LTL and Intermodal businesses, our ability to emerge as a stronger LTL competitor, our pursuit of new revenue opportunities and steps to bolster our liquidity; any projections of earnings, revenues, dividends, or other financial items or methods of interpretation or measurement; any statements of plans, strategies, and objectives of management for future operations; any statements regarding the estimated earn-out from the sale of our Pool business; any statements regarding future performance; any statements regarding future insurance, claims and litigation and any associated estimates or projections; any statements concerning proposed or intended new services or developments and related integration costs; any statements regarding intended expansion through acquisition or greenfield start-ups; any statements regarding future economic conditions or performance based on our business strategy, including acquisitions; any statements related to our ESG and sustainability initiatives and operations; any statements regarding certain tax and accounting matters, including the impact on our financial statements; and any statements of belief and any statements of assumptions underlying any of the foregoing. Some forward-looking statements may be identified by use of such terms as “believes,” “anticipates,” “intends,” “plans,” “estimates,” “projects” or “expects.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The following is a list of factors, among others, that could cause actual results to differ materially from those contemplated by the forward-looking statements: economic factors such as recessions, inflation, higher interest rates and downturns in customer business cycles, the impact of the COVID-19 pandemic on our business, results of operations and financial condition, the creditworthiness of our customers and their ability to pay for services rendered, more limited liquidity than expected which limits our ability to make key investments, the availability and compensation of qualified independent owner-operators and freight handlers as well as contracted, third-party carriers needed to serve our customers’ transportation needs, the inability of our information systems to handle an increased volume of freight moving through our network, changes in fuel prices, our inability to maintain our historical growth rate because of a decreased volume of freight or decreased average revenue per pound of freight moving through our network, loss of a major customer, increasing competition and pricing pressure, our ability to secure terminal facilities in desirable locations at reasonable rates, our inability to successfully integrate acquisitions, claims for property damage, personal injuries or workers’ compensation, enforcement of and changes in governmental regulations, environmental and tax matters, insurance matters, the handling of hazardous materials, and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2020. As a result of the foregoing, no assurance can be given as to future financial condition, cash flows or results of operations. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risks, see "Quantitative and Qualitative Disclosures about Market Risk" in Item 7A of Part II of our Annual Report on Form 10-K for the year-ended December 31, 2020. As of the first quarter 2021, there has been no material changes in our exposures to market risk.

Item 4.	Controls and Procedures.

Disclosure Controls and Procedures

We maintain controls and procedures designed to ensure that we are able to collect the information required to be disclosed in the reports we file with the Securities and Exchange Commission (“SEC”), and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of our disclosure controls and procedures as of the end of the period covered by this report conducted by management, with the participation of the Chief Executive Officer, who was also serving as the Company’s principal financial officer as of such date, the Chief Executive Officer believes that these controls and procedures are effective to ensure that we are able to collect, process and disclose the information we are required to disclose in the reports we file with the SEC within the required time periods.

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the three months ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Issuer Purchases of Equity Securities

The table below sets forth information with respect to purchases of our common stock made by or on behalf of us during the three months ended March 31, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
January 1, 2021 through January 31, 2021	—	$—	—	3,368,451
February 1, 2021 through February 28, 2021	13,000	87.00	13,000	3,355,451
March 1, 2021 through March 31, 2021	100,756	88.00	100,756	3,254,695
Total	113,756	$87.89	113,756	3,254,695

1On February 5, 2019, our Board of Directors approved the 2019 Repurchase Plan authorizing up to 5.0 million shares of our common stock. The 2019 Share Repurchase Plan expires when the shares authorized for repurchase are exhausted or the 2019 Repurchase Plan is canceled.

Item 3.	Defaults Upon Senior Securities.

Not applicable.

Item 4.	Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

On April 5, 2021, we entered into an Advisory Agreement with Michael J. Morris, one of our former executive officers, effective April 5, 2021 through October 5, 2021 unless terminated earlier. During the transition to a new Chief Financial Officer, we engaged Mr. Morris in an advisory capacity given his experience and expertise pertaining to us. Under the Advisory Agreement, Mr. Morris will provide certain services to both management and the Board of Directors as may be requested from time to time by the current Chief Executive Officer. Mr. Morris will receive a fixed monthly fee of $10,000, which will be reduced to $5,000 per month in the month immediately following the commencement date of employment of the new Chief Financial Officer.

Item 6.	Exhibits.

In accordance with SEC Release No. 33-8212, Exhibit 32.1 is to be treated as “accompanying” this report rather than “filed” as part of the report.

No.	Exhibit
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

10.1	Advisory Agreement effective April 5, 2021, between Forward Air Corporation and Michael J. Morris
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive File (formatted in Inline XBRL and contained in Exhibit 101).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Forward Air Corporation
Date: May 3, 2021	By:	/s/ Thomas Schmitt
Thomas Schmitt President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Forward Air Corporation
Date: May 3, 2021	By:	/s/ Rebecca J. Garbrick
Rebecca J. Garbrick Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer and Duly Authorized Officer)