Form 10-Q
period 2021-06-30
FORWARD AIR CORP
filed 2021-08-10
CIK 912728

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

 The number of shares outstanding of the registrant’s common stock, $0.01 par value, as of August 5, 2021 was 27,100,389.

Part I.	Financial Information

Item 1.	Financial Statements (Unaudited).

Forward Air Corporation
Condensed Consolidated Balance Sheets
(unaudited and in thousands, except share and per share amounts)

	June 30, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$50,844	$40,254
Accounts receivable, less allowance of $2,187 in 2021 and $2,273 in 2020	209,187	156,490
Other receivables	16,999	—
Other current assets	19,982	28,150
Current assets held for sale	—	21,002
Total current assets	297,012	245,896

Property and equipment	383,155	380,519
Less accumulated depreciation and amortization	196,168	190,652
Total property and equipment, net	186,987	189,867
Operating lease right-of-use assets	148,651	123,338
Goodwill	254,993	244,982
Other acquired intangibles, net of accumulated amortization of $100,018 in 2021 and $93,009 in 2020	145,813	145,032
Other assets	48,385	45,181
Noncurrent assets held for sale	—	53,097
Total assets	$1,081,841	$1,047,393

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable	$43,655	$38,371
Accrued expenses	70,894	51,264
Other current liabilities	6,813	10,580
Current portion of debt and finance lease obligations	1,867	1,801
Current portion of operating lease liabilities	46,042	43,680
Current liabilities held for sale	—	25,924
Total current liabilities	169,271	171,620

Long-term debt and finance lease obligations, less current portion and debt issuance costs	161,729	117,408
Operating lease liabilities, less current portion	103,280	80,346
Other long-term liabilities	55,741	54,129
Deferred income taxes	41,471	41,986
Noncurrent liabilities held for sale	—	34,575

Shareholders’ equity:
Preferred stock, $0.01 par value: Authorized shares - 5,000,000; no shares issued or outstanding in 2021 and 2020	—	—
Common stock, $0.01 par value: Authorized shares - 50,000,000; issued and outstanding shares - 27,120,389 in 2021 and 27,316,434 in 2020	271	273
Additional paid-in capital	252,466	242,916
Retained earnings	297,612	304,140
Total shareholders’ equity	550,349	547,329
Total liabilities and shareholders’ equity	$1,081,841	$1,047,393

The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Comprehensive Income
(unaudited and in thousands, except per share amounts)

	Three Months Ended
	June 30, 2021	June 30, 2020
Operating revenues	$420,671	$281,678

Operating expenses:
Purchased transportation	215,217	142,069
Salaries, wages and employee benefits	84,641	63,772
Operating leases	20,370	17,387
Depreciation and amortization	9,414	9,413
Insurance and claims	10,891	7,722
Fuel expense	4,059	2,519
Other operating expenses	33,955	24,882
Total operating expenses	378,547	267,764
Income from continuing operations	42,124	13,914

Other expense:
Interest expense	(1,323)	(1,198)
Total other expense	(1,323)	(1,198)
Income before income taxes	40,801	12,716
Income tax expense	10,124	3,491
Net income from continuing operations	30,677	9,225
Loss from discontinued operation, net of tax	—	(6,071)
Net income and comprehensive income	$30,677	$3,154

Basic net income (loss) per share
Continuing operations	$1.12	$0.33
Discontinued operation	—	(0.22)
Net income per basic share	$1.12	$0.11

Diluted net income (loss) per share
Continuing operations	$1.11	$0.33
Discontinued operation	—	(0.22)
Net income per diluted share	$1.11	$0.11

Dividends per share	$0.21	$0.18

The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Comprehensive Income
(unaudited and in thousands, except per share amounts)

	Six Months Ended
	June 30, 2021	June 30, 2020
Operating revenues	$782,873	$587,235

Operating expenses:
Purchased transportation	399,825	292,667
Salaries, wages and employee benefits	159,538	133,331
Operating leases	39,537	35,271
Depreciation and amortization	18,651	18,747
Insurance and claims	20,632	17,766
Fuel expense	7,761	6,532
Other operating expenses	72,081	53,234
Total operating expenses	718,025	557,548
Income from continuing operations	64,848	29,687

Other expense:
Interest expense	(2,488)	(2,051)
Total other expense	(2,488)	(2,051)
Income before income taxes	62,360	27,636
Income tax expense	14,969	6,995
Net income from continuing operations	47,391	20,641
Loss from discontinued operation, net of tax	(5,533)	(9,112)
Net income and comprehensive income	$41,858	$11,529

Basic net income (loss) per share
Continuing operations	$1.72	$0.72
Discontinued operation	(0.20)	(0.31)
Net income per basic share	$1.52	$0.41

Diluted net income (loss) per share
Continuing operations	$1.71	$0.72
Discontinued operation	(0.20)	(0.32)
Net income per diluted share	$1.51	$0.40

Dividends per share	$0.42	$0.36

The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Cash Flows
(unaudited and in thousands)

	Six Months Ended
	June 30, 2021	June 30, 2020

Operating activities:
Net income from continuing operations	$47,391	$20,641
Adjustments to reconcile net income of continuing operations to net cash provided by operating activities of continuing operations
Depreciation and amortization	18,651	18,747
Change in fair value of earn-out liability	(385)	(2,702)
Share-based compensation expense	5,578	5,507
Provision for revenue adjustments	3,525	1,787
Deferred income tax (benefit) expense	(572)	4,668
Other	189	697
Changes in operating assets and liabilities, net of effects from the purchase of acquired businesses:
Accounts receivable	(51,018)	2,979
Other receivables	(13,491)	—
Other current and noncurrent assets	6,746	(29)
Accounts payable and accrued expenses	23,047	7,634
Net cash provided by operating activities of continuing operations	39,661	59,929

Investing activities:
Proceeds from sale of property and equipment	1,314	988
Purchases of property and equipment	(8,575)	(14,214)
Purchase of a business, net of cash acquired	(22,543)	(55,931)
Net cash used in investing activities of continuing operations	(29,804)	(69,157)

Financing activities:
Repayments of finance lease obligations	(954)	(676)
Proceeds from revolving credit facility	45,000	65,000
Payment of earn-out liability	—	(5,284)
Proceeds from issuance of common stock upon stock option exercises	3,570	—
Payments of dividends to stockholders	(11,565)	(10,087)
Repurchases and retirement of common stock	(33,992)	(15,259)
Proceeds from common stock issued under employee stock purchase plan	388	294
Payment of minimum tax withholdings on share-based awards	(2,832)	(3,286)
Contributions from (distributions to) subsidiary held for sale	1,118	(5,307)
Net cash provided by financing activities from continuing operations	733	25,395
Net increase in cash and cash equivalents of continuing operations	10,590	16,167

Cash from discontinued operation:
Net cash used in operating activities of discontinued operation	(6,902)	(4,672)
Net cash provided by (used in) investing activities of discontinued operation	8,020	(635)
Net cash (used in) provided by financing activities of discontinued operation	(1,118)	5,307
Net increase in cash and cash equivalents	10,590	16,167
Cash and cash equivalents at beginning of period of continuing operations	40,254	64,749
Cash at beginning of period of discontinued operation	—	—
Net increase in cash and cash equivalents	10,590	16,167
Less: cash at end of period of discontinued operation	—	—
Cash and cash equivalents at end of period of continuing operations	$50,844	$80,916

 The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Condensed Consolidated Statements of Shareholders’ Equity
(unaudited and in thousands)

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2020	27,316	$273	$242,916	$304,140	$547,329
Net income	—	—	—	11,181	11,181
Stock options exercised	40	—	2,147	—	2,147
Share-based compensation expense	—	—	2,613	—	2,613
Payment of dividends to shareholders	—	—	3	(5,800)	(5,797)
Payment of minimum tax withholdings on share-based awards	(35)	—	—	(2,744)	(2,744)
Repurchases and retirement of common stock	(114)	(1)	—	(9,997)	(9,998)
Issuance of share-based awards	111	1	(1)	—	—
Balance at March 31, 2021	27,318	$273	$247,678	$296,780	$544,731
Net income	—	—	—	30,677	30,677
Stock options exercised	26	—	1,416	—	1,416
Common stock issued under employee stock purchase plan	5	—	388	—	388
Share-based compensation expense	—	—	2,981	—	2,981
Payment of dividends to shareholders	—	—	3	(5,771)	(5,768)
Payment of minimum tax withholdings on share-based awards	(1)	—	—	(82)	(82)
Repurchases and retirement of common stock	(252)	(2)	—	(23,992)	(23,994)
Issuance of share-based awards	24	—	—	—	—
Balance at June 30, 2021	27,120	$271	$252,466	$297,612	$550,349

	Common Stock		Additional Paid-in Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount
Balance at December 31, 2019	27,850	$279	$226,869	$350,034	$577,182
Net income	—	—	—	8,375	8,375
Share-based compensation expense	—	—	3,266	—	3,266
Payment of dividends to shareholders	—	—	2	(5,052)	(5,050)
Payment of minimum tax withholdings on share-based awards	(42)	—	—	(2,672)	(2,672)
Repurchases and retirement of common stock	(268)	(3)	—	(15,256)	(15,259)
Issuance of share-based awards	139	1	(2)	—	(1)
Balance at March 31, 2020	27,679	$277	$230,135	$335,429	$565,841
Net income	—	—	—	3,155	3,155
Common stock issued under employee stock purchase plan	7	—	295	—	295
Share-based compensation expense	—	—	2,654	—	2,654
Payment of dividends to shareholders	—	—	3	(5,042)	(5,039)
Payment of minimum tax withholdings on share-based awards	(13)	—	—	(613)	(613)
Issuance of share-based awards	56	—	(1)	—	(1)
Balance at June 30, 2020	27,729	$277	$233,086	$332,929	$566,292

The accompanying notes are an integral part of the condensed consolidated financial statements.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
June 30, 2021

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

The Board approved a strategy to divest the Pool Distribution business (“Pool”) on April 23, 2020, and the sale of Pool was completed on February 12, 2021. Pool provided high-frequency handling and distribution of time sensitive product to numerous destinations within a specific geographic region. Pool offered this service throughout the Mid-Atlantic, Southeast, Midwest and Southwest United States. Accordingly, the results of operations for Pool have been presented as a discontinued operation in our Condensed Consolidated Statements of Comprehensive Income for all period presented. In addition, the assets and liabilities were presented as held for sale in the Condensed Consolidated Balance Sheets for the prior period. Unless otherwise noted, amounts, percentages and discussion for all periods reflect the results of operations, financial condition and cash flows from our continuing operations.

2.     Revenue Recognition

Revenue is recognized when the Company satisfies the performance obligation by the delivery of a shipment in accordance with contractual agreements, bills of lading (“BOLs”) and general tariff provisions. The amount of revenue recognized is measured as the consideration the Company expects to receive in exchange for those services pursuant to a contract with a customer. A contract exists once the Company enters into a contractual agreement with a customer. The Company does not recognize revenue in cases where collectibility is not probable, and defers recognition until collection is probable or payment is received.

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
(unaudited and in thousands, except per share data)
June 30, 2021
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

3.    Discontinued Operation and Held for Sale

As previously disclosed, on April 23, 2020, the Company made a decision to divest of Pool. The Pool business met the criteria for held for sale classification. As a result, the assets and liabilities of Pool were presented separately under the captions “Current assets held for sale”, “Noncurrent assets held for sale”, “Current liabilities held for sale” and “Noncurrent liabilities held for sale” in the Condensed Consolidated Balance Sheets as of December 31, 2020. The results of Pool were reclassified to “Loss from discontinued operation, net of tax” in the Condensed Consolidated Statements of Comprehensive Income for three and six months ended June 30, 2021 and 2020. Certain corporate overhead and other costs previously allocated to Pool for segment reporting purposes did not qualify for classification within discontinued operation and have been reallocated to continuing operations. These costs were reclassified to the eliminations and other column in the segment reconciliation in Note 13, Segment Reporting.
Sale of Pool
On February 12, 2021, the Company completed the sale of the Pool business for $8,000 in cash and up to a $12,000 earn-out based on earnings before interest, taxes, depreciation and amortization. The sale agreement for Pool included an earn-out based on the achievement of certain earnings before interest, taxes, depreciation and amortization attainment over an eleven-month period, beginning February 1, 2021. The Company will receive payment for the amount earned in the first quarter of 2022, and if elected, the buyer may defer the payment of up to half of the amount earned to first quarter of 2023. The estimated fair value of the earn-out asset on the date of sale was $6,967. The fair value was based on the estimated eleven-month period of the earnings before interest, taxes, depreciation and amortization and was calculated using a Monte Carlo simulation model.

The weighted-average assumptions under the Monte Carlo simulation model were as follows:

February 12, 2021
Counterparty credit spread	1.2%
Earnings before interest, taxes, depreciation and amortization discount rate	15.0%
Asset volatility	55.0%

Subsequent to the date of sale, the Company will recognize any increases in the carrying value of the earn-out asset when the change is realized and will evaluate the earn-out asset for impairment at each reporting period. The Company concluded there were no indicators of impairment during the three months ended June 30, 2021. As of June 30, 2021, the Company recorded $3,508 in “Other receivables” and $3,459 in “Other assets” in the Condensed Consolidated Balance Sheets.

Transition Services Agreement

On February 12, 2021, the Company entered into a Transition Services Agreement (“TSA”) with TOG FAS Holdings LLC, the buyer of the Pool business. Under the TSA, the Company performs certain services on an interim basis in order to facilitate the orderly transition of the Pool business. The effective date of the TSA was February 12, 2021 and will remain in effect until the date all services have been completed, but no more than six months following effective date. The TSA provides the right to extend the term of the TSA with no limit on the number of the mutually agreed upon extensions. In exchange for the services performed by the Company under the TSA, the Company receives a monthly service charge. For the three and six

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
June 30, 2021
months ended June 30, 2021, the Company recognized $241 and $412, respectively, in “Other operating expenses” in the Condensed Consolidated Statements of Comprehensive Income, for the services performed under the TSA.

Additionally, under the TSA, the Company remits payments to outside vendors on behalf of TOG FAS Holdings LLC for expenses incurred by the Pool business up to a limit of $18,000. The Company is reimbursed by TOG FAS Holdings LLC within 60 days from the end of the month in which the payment is remitted. As of June 30, 2021, the Company recorded a receivable in the amount of $13,491 in “Other receivables” in the Condensed Consolidated Balance Sheets for the reimbursement due to the Company.

Summarized Discontinued Operation Financial Information

A summary of the results of operations classified as a discontinued operation, net of tax, in the Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2021 and 2020 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Operating revenues	$—	$13,974	$17,087	$50,926

Operating expenses:
Purchased transportation	—	3,147	4,290	12,683
Salaries, wages and employee benefits	—	8,394	9,674	25,507
Operating leases	—	4,966	2,907	10,646
Depreciation and amortization	—	362	—	1,657
Insurance and claims	—	1,287	929	3,013
Fuel expense	—	413	644	1,740
Other operating expenses	—	3,495	2,087	7,841
Total operating expenses	—	22,064	20,531	63,087
Loss from discontinued operation	—	(8,090)	(3,444)	(12,161)
Loss on sale of business	—	—	(2,860)	—
Loss from discontinued operation before income taxes	—	(8,090)	(6,304)	(12,161)
Income tax benefit	—	(2,019)	(771)	(3,049)
Loss from discontinued operation, net of tax	$—	$(6,071)	$(5,533)	$(9,112)

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
June 30, 2021

4.    Acquisitions

Expedited Freight Acquisition

As part of the Company’s strategy to expand final mile pickup and delivery operations, in April 2019, the Company acquired certain assets and liabilities of FSA Network, Inc., doing business as FSA Logistix (“FSA”), for $27,000 and a potential earn-out of up to $15,000. The purchase agreement for FSA included an earn-out up to $15,000 based on the achievement of certain revenue milestones over two one-year periods, beginning May 1, 2019. The estimated fair value of the earn-out liability on the date of acquisition was $11,803. The fair value was based on the estimated two-year performance of the acquired customer revenue and was calculated using a Monte Carlo simulation model. The fair value of the earn-out liability was adjusted at each reporting period based on changes in the expected cash flows and related assumptions used in the Monte Carlo simulation model. During the three and six months ended June 30, 2021, the fair value of the earn-out changed by ($4) and ($52), respectively, and the change in fair value was recorded in “Other operating expenses” in the Condensed Consolidated Statements of Comprehensive Income. During the three and six months ended June 30, 2020, the fair value of the earn-out changed by ($2,108) and ($2,702), respectively, and the change in fair value was recorded in “Other operating expenses” in the Condensed Consolidated Statements of Comprehensive Income. The first one-year period ended in the second quarter of 2020 and the Company paid $5,284 based on the terms of the purchase agreement. The second one-year period ended in the second quarter of 2021 and the Company will remit payment in the third quarter of 2021 based on the terms of purchase agreement. As of June 30, 2021 and December 31, 2020, the fair value of the earn-out liability was $6,813 and $6,865, respectively, which was reflected in “Other current liabilities” in the Condensed Consolidated Balance Sheets.

In May 2021, the Company acquired certain assets and liabilities of J&P Hall Express Delivery (“J&P”) for $7,543. J&P is headquartered in Atlanta, Georgia with a second terminal in Albany, Georgia. The acquisition of J&P supports the Company’s strategic growth plan by expanding pickup and delivery, less than truckload, truckload, less than container load, container freight station warehousing, and airport transfer services across the Southeastern United States. The acquisition was financed by cash flow from operations. The results of J&P have been included in the Company’s Condensed Consolidated Financial Statements as of and from the date of acquisition. The associated goodwill has been included in the Company’s Expedited Freight reportable segment.

Intermodal Acquisition

In February 2021, the Company acquired certain assets and liabilities of Proficient Transport Incorporated and Proficient Trucking, Inc. (together “Proficient Transport”) for $15,510 and a potential earn-out up to $2,000. Proficient Transport is an intermodal drayage company headquartered in Chicago, Illinois. The acquisition of Proficient Transport supports the Company’s strategic growth plan by expanding the intermodal footprint in Georgia, Illinois, North Carolina, and Texas, and introduces a new location in Ohio. The acquisition was financed by cash flows from operations. The results of Proficient Transport have been included in the Company’s Condensed Consolidated Financial Statements as of and from the date of acquisition. The associated goodwill has been included in the Company’s Intermodal reportable segment.

The purchase agreement for Proficient Transport included an earn-out up to $2,000 based on the achievement of certain revenue milestones over a one-year period, beginning March 1, 2021. The estimated fair value of the earn-out liability on the date of acquisition was $829. The fair value was based on the estimated one-year performance of the acquired customer revenue and was calculated using the option pricing method. The weighted-average assumptions used to calculate the estimated fair value of the earn-out under the option pricing method were as follows:

	February 28, 2021	June 30, 2021
Risk-free rate	0.1%	0.1%
Revenue discount rate	8.3%	8.3%
Revenue volatility	27.3%	19.7%

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
June 30, 2021
During both the three and six months ended June 30, 2021, the fair value of the earn-out changed by ($333) and the change in the fair value was recorded in “Other operating expenses” in the Condensed Consolidated Statements of Comprehensive Income. As of June 30, 2021, the fair value of the earn-out liability was $496, which was reflected in “Other current liabilities” in the Condensed Consolidated Balance Sheets.

Fair Value of Assets Acquired and Liabilities Assumed

Assets acquired and liabilities assumed as of the acquisition date are presented in the following table:

	Proficient Transport	J&P
	February 28, 2021	May 30, 2021
Tangible assets:
Accounts receivable	$4,171	$1,686
Prepaid expenses and other current assets	—	32
Property and equipment	140	934
Other assets	24	3
Total tangible assets	4,335	2,655
Intangible assets:
Customer relationships	6,060	1,580
Non-compete agreements	18	132
Goodwill	6,249	3,762
Total intangible assets	12,327	5,474
Total assets acquired	16,662	8,129

Liabilities assumed:
Current liabilities	323	586
Total liabilities assumed	323	586
Net assets acquired	$16,339	$7,543

The fair value of the assets acquired and liabilities assumed are preliminary based on the information available as of the acquisition date through the date of this filing.

The weighted-average useful life of acquired intangible assets as of the acquisition date are summarized in the following table:

Weighted-Average Useful Lives
	Proficient Transport	J&P
Customer relationships	8 years	12 years
Non-compete agreements	1 year	5 years

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
June 30, 2021

5.    Goodwill and Other Intangible Assets

Goodwill

Changes in the carrying amount of goodwill during the six months ended June 30, 2021 are summarized as follows:

	Expedited Freight	Intermodal	Consolidated
Balance as of December 31, 2020	$165,268	$79,714	$244,982
Acquisitions	3,762	6,249	10,011
Balance as of June 30, 2021	$169,030	$85,963	$254,993

Goodwill is tested for impairment on an annual basis and more often if indications of impairment exist. The Company conducts its annual impairment analyses as of June 30 each year. Based on the current macroeconomic conditions, the Company assessed its goodwill and other intangible assets for indications of impairment as of June 30, 2021. The Company concluded there were no indicators of impairment during the six months ended June 30, 2021.

Other Intangible Assets

Changes in the carrying amount of acquired intangible assets during the six months ended June 30, 2021 are summarized as follows:

	Gross Carrying Amount
	Customer Relationships[1]	Non-Compete Agreements	Trade Names	Total
Balance as of December 31, 2020	$228,416	$8,125	$1,500	$238,041
Acquisitions	7,640	150	—	7,790
Balance as of June 30, 2021	$236,056	$8,275	$1,500	$245,831

	Accumulated Amortization
	Customer Relationships[1]	Non-Compete Agreements	Trade Names	Total
Balance as of December 31, 2020	$85,930	$5,579	$1,500	$93,009
Amortization expense	6,344	665	—	7,009
Balance as of June 30, 2021	$92,274	$6,244	$1,500	$100,018

1 Carrying value as of June 30, 2021 and December 31, 2020 is inclusive of $16,501 of accumulated impairment.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
June 30, 2021

6.    Stock Incentive Plans

Stock Incentive Plan

The Company recorded shared-based compensation expense as follows for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Salaries, wages and employee benefits - continuing operations	$2,463	$2,154	$4,732	$4,971
Salaries, wages and employee benefits - discontinued operation	—	222	16	410
Total share-based compensation expense	$2,463	$2,376	$4,748	$5,381

In May 2016, the Company adopted the 2016 Omnibus Incentive Compensation Plan (the “Omnibus Plan”) for the issuance of up to 2,000 of common shares to employees. As of June 30, 2021, approximately 797 shares remain available for grant under the Omnibus Plan.

Stock Options

Share-based compensation expense associated with stock options is amortized ratably over the vesting period. The Company estimates the fair value of the grants using the Black-Scholes option-pricing model.

Stock option transactions during the six months ended June 30, 2021 on a continuing operations basis were as follows:

	Stock Options	Weighted-Average Exercise Price
Outstanding as of January 1, 2021	359	$55.79
Granted	39	75.05
Exercised	(52)	54.57
Forfeited	—	—
Outstanding as of June 30, 2021	346	$58.30

As of June 30, 2021, the total share-based compensation expense related to unvested stock options net yet recognized was $1,002, and the weighted-average period over which it is expected to be recognized is approximately two years.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
June 30, 2021
Stock option transactions during the six months ended June 30, 2021 on a discontinued operation basis were as follows:

	Stock Options	Weighted-Average Exercise Price
Outstanding as of January 1, 2021	14	$52.15
Granted	—	—
Exercised	(14)	52.15
Forfeited	—	—
Outstanding as of June 30, 2021	—	$—

Restricted Shares

Restricted shares are restricted from sale or transfer until vesting, and restrictions lapse in three equal installments beginning one year after the date of grant. Share-based compensation expense associated with these awards is amortized ratably over the requisite service period. Restricted share transactions during the six months ended June 30, 2021 on a continuing operations basis were as follows:

	Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding as of January 1, 2021	210	$62.78
Granted	108	75.28
Vested	(98)	61.49
Forfeited	(15)	69.91
Outstanding as of June 30, 2021	205	$69.31

As of June 30, 2021, the total share-based compensation expense related to restricted shares not yet recognized was $11,227, and the weighted-average period over which it is expected to be recognized is approximately two years.

Restricted share transactions during the six months ended June 30, 2021 on a discontinued operation basis were as follows:

	Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding as of January 1, 2021	10	$61.25
Granted	—	—
Vested	(5)	60.49
Forfeited	(5)	61.92
Outstanding as of June 30, 2021	—	$—

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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
June 30, 2021

Performance award transactions during the six months ended June 30, 2021 on a continuing operations basis were as follows assuming target levels of performance:

	Performance Awards	Weighted-Average Grant Date Fair Value
Outstanding as of January 1, 2021	65	$67.62
Granted	36	87.33
Earned	(11)	72.30
Forfeited or unearned	(11)	70.22
Outstanding as June 30, 2021	79	$75.61

As of June 30, 2021, the total share-based compensation expense related to unearned performance awards not yet recognized, assuming the Company’s current projected assessment of the level of performance that will be achieved, was $4,621, and the weighted-average period over which it is expected to be recognized is approximately three years.

Employee Stock Purchase Plan

As of June 30, 2021, the Company is authorized to issue up to a remaining 330 shares of common stock to employees under the 2005 Employee Stock Purchase Plan (the “ESPP”). These shares may be issued at a price equal to 90% of the lesser of the market value on the first day or the last day of each six-month purchase period. Common stock purchases are paid for through periodic payroll deductions and/or up to two large lump sum contributions.

Employee stock purchase plan activity and related information was as follows on a continuing operations basis:

	Six Months Ended
	June 30, 2021	June 30, 2020
Shares purchased by participants under the ESPP	5	6
Average purchase price	$68.76	$44.84
Weighted-average fair value of each purchase right under the ESPP granted ¹	$20.99	$4.98
Share-based compensation for ESPP shares	$118	$30

¹ Equal to the discount from the market value of the common stock at the end of each six month purchase period.
Employee stock purchase plan activity and related information was as follows on a discontinued operation basis:

	Six Months Ended
	June 30, 2021	June 30, 2020
Shares purchased by participants under the ESPP	—	1
Average purchase price	$—	$44.84
Weighted-average fair value of each purchase right under the ESPP granted ¹	$—	$4.98
Share-based compensation for ESPP shares	$—	$3

¹ Equal to the discount from the market value of the common stock at the end of each six month purchase period.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
June 30, 2021
Director Restricted Shares

Under the Amended and Restated Non-Employee Director Stock Plan (the “Amended Plan”), approved in May 2007 and further amended in February 2013 and January 2016, up to 360 of common shares may be issued. As of June 30, 2021, approximately 75 shares remain available for grant under the Amended Plan.

Director restricted share transactions during the six months ended June 30, 2021 were as follows:

	Director Restricted Shares	Weighted-Average Grant Date Fair Value
Outstanding as of January 1, 2021	24	$42.88
Granted	17	93.39
Vested	(26)	47.12
Forfeited	—	—
Outstanding as of June 30, 2021	15	$93.46

For the three and six months ended June 30, 2021, the Company recorded $400 and $728, respectively, of share-based compensation expense associated with these grants. For the three and six months ended June 30, 2020, the Company recorded $245 and $506, respectively, of share-based compensation expense associated with these grants. As of June 30, 2021, the total share-based compensation expense related to the restricted shares net yet recognized was $1,221, and the weighted-average period over which it is expected to be recognized is approximately less than one year.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
June 30, 2021

7.    Indebtedness

As of June 30, 2021, the Company had $157,500 in borrowings outstanding under the revolving credit facility, $18,326 utilized for outstanding letters of credit and $49,174 of available borrowing capacity under the revolving credit facility. As of December 31, 2020, the Company had $112,500 in borrowings outstanding under the revolving credit facility, $18,326 utilized for outstanding letters of credit and $94,174 of available borrowing capacity under the revolving credit facility. The interest rate on the outstanding borrowings under the revolving credit facility was 3.25% as of both June 30, 2021 and June 30, 2020.

In September 2017, the Company entered into a five-year senior unsecured revolving credit facility (the “Facility”) with a maximum aggregate principal amount of $150,000, with a sublimit of $30,000 for letters of credit and a sublimit of $30,000 for swing line loans. The maturity date of the Facility is September 29, 2022. In April 2020, the Company entered into the first amendment to the Facility, which increased the maximum aggregate principal amount to $225,000. The Facility may be increased by up to $25,000 to a maximum aggregate principal amount of $250,000 pursuant to the terms of the amended credit agreement, subject to the lenders’ agreement to increase their commitments or the addition of new lenders extending such commitments. Such increases to the Facility may be in the form of additional revolving credit loans, term loans or a combination thereof, and are contingent upon there being no events of default under the Facility.

Under the amended Facility, interest accrues on the amounts outstanding under the Facility, at the Company’s option, at either (1) London Interbank Offered Rate (“LIBOR”) rate, not less than 1.00%, plus a margin ranging from 2.25% to 2.75% based on the Company’s leverage ratio, or (2) base rate, which cannot be less than 3.00%. The base rate is the highest of (i) the federal funds rate, not less than zero, plus 0.50%, (ii) the administrative agent’s prime rate and (iii) the LIBOR rate, not less than 1.00%, plus 1.00%, plus a margin ranging from 0.25% to 0.75% based on the Company’s leverage ratio. Interest is payable in arrears for each loan that is based on the LIBOR rate on the last day of the interest period applicable to each loan, and interest is payable in arrears on loans not based on the LIBOR rate on the last day of each quarter.

The Facility contains covenants that, among other things, restrict the ability of the Company, without the approval of the required lenders, to engage in certain mergers, consolidations, asset sales, dividends and stock repurchases, investments, and other transactions or to incur liens or indebtedness in excess of agreed thresholds, as set forth in the credit agreement. The Company also has to fulfill financial covenants with respect to a leverage ratio and an interest coverage ratio. As of June 30, 2021, the Company was in compliance with the aforementioned covenants.

In July 2021, the Company entered into the second amendment to the Facility, which extended the maturity date to July 20, 2026 and changed the interest rate options available under the Facility. Under the amended Facility, interest accrues on the amounts outstanding under the Facility at the Company’s option, at either (1) Bloomberg Short-Term Bank Yield Index rate (the “BSBY Rate”), which cannot be less than zero, plus a margin ranging from 1.25% to 1.75% based on the Company’s leverage ratio, or (2) the base rate, which cannot be less than 2.00%. The base rate is the highest of (i) the federal funds rate, which cannot be less than zero, plus 0.50%, (ii) the administrative agent’s prime rate and (iii) the BSBY Rate, which cannot be less than zero, plus 1.00%, plus a margin ranging from 0.00% to 0.50% based on the Company’s leverage ratio. In addition, under the second amendment, the Facility may be increased by up to $75,000 to a maximum aggregate principal amount of $300,000 pursuant to the terms of the amended credit agreement, subject to the lenders’ agreement to increase their commitments or the addition of new lenders extending such commitments. Such increases to the Facility may be in the form of additional revolving credit loans, term loans or a combination thereof, and are contingent upon there being no events of default under the Facility.

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
June 30, 2021

8.    Net Income (Loss) Per Share

A reconciliation of net income attributable to Forward Air and weighted-average common shares outstanding for purposes of calculating basic and diluted net income per share during the three and six months ended June 30, 2021 and 2020 is as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Numerator:
Net income and comprehensive income from continuing operations	$30,677	$9,225	$47,391	$20,641
Net loss and comprehensive loss from discontinued operation	—	(6,071)	(5,533)	(9,112)
Net income attributable to Forward Air	$30,677	$3,154	$41,858	$11,529

Income allocated to participating securities	(256)	(13)	(363)	(83)

Numerator for basic and diluted net income per share for continuing operations	$30,421	$9,212	$47,028	$20,558
Numerator for basic and diluted net loss per share for discontinued operation	$—	$(6,071)	$(5,533)	$(9,112)

Denominator:
Denominator for basic net income per share - weighted-average number of common shares outstanding	27,261	27,695	27,309	28,424
Dilutive stock options and performance share awards	154	31	145	67
Denominator for diluted net income per share - weighted-average number of common shares and common share equivalents outstanding	27,415	27,726	27,454	28,491

Basic net income (loss) per share:
Continuing operations	$1.12	$0.33	$1.72	$0.72
Discontinued operation	—	(0.22)	(0.20)	(0.31)
Net income per basic share	$1.12	$0.11	$1.52	$0.41

Diluted net income (loss) per share:
Continuing operations	$1.11	$0.33	$1.71	$0.72
Discontinued operation	—	(0.22)	(0.20)	(0.32)
Net income per diluted share	$1.11	$0.11	$1.51	$0.40

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
June 30, 2021
The number of shares that were not included in the calculation of net income per diluted share because to do so would have been anti-dilutive for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Anti-dilutive stock options	—	268	39	218
Anti-dilutive performance shares	—	18	—	29
Anti-dilutive restricted shares and deferred stock units	—	177	15	95
Total anti-dilutive shares	—	463	54	342

9.    Income Taxes

For the six months ended June 30, 2021 and 2020, the Company recorded income tax expense of $14,969 and $6,995, respectively, for continuing operations. The effective tax rate of 24.0% for the six months ended June 30, 2021 varied from the statutory United States federal income tax rate of 21.0% primarily due to the effect of state income taxes, net of the federal benefit, and non-deductible executive compensation, partially offset by excess tax benefits realized on share-based awards. The effective tax rate of 25.3% for the six months ended June 30, 2020 varied from the statutory United States federal income tax rate of 21% primarily due to the effect of state income taxes, net of the federal benefit, and non-deductible executive compensation, partially offset by excess tax benefits realized on share-based awards and a refund for Tennessee tax credits.

As of both June 30, 2021 and December 31, 2020, the Company had $544 of unrecognized income tax benefits, all of which would affect the Company’s effective tax rate if recognized. The Company accrues interest and penalties related to unrecognized tax benefits in its provision for income taxes. As of both June 30, 2021 and December 31, 2020, the Company had accrued interest and penalties related to unrecognized tax benefits of $168. With a few exceptions, the Company is no longer subject to U.S. federal, state and local, or Canadian examinations by tax authorities for years before 2013.

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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
June 30, 2021

As previously discussed in Note 4, Acquisitions, the estimated fair value of the earn-out liability was determined using either the Monte-Carlo simulation model or the option pricing method. The significant inputs used to calculate the estimated fair value are derived from a combination of observable and unobservable market data. Observable inputs used in either the Monte Carlo simulation model or the option pricing method include the risk-free rate and the revenue volatility while unobservable inputs include the revenue discount rate and the estimated revenue projections.

Assets and liabilities measured at fair value on a recurring basis as of June 30, 2021 and December 31, 2020 are summarized below:

	As of June 30, 2021
	Level 1	Level 2	Level 3	Total
Earn-out liability	$—	$—	$7,309	$7,309

	As of December 31, 2020
	Level 1	Level 2	Level 3	Total
Earn-out liability	$—	$—	$6,865	$6,865

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

As of June 30, 2021, the estimated fair value of the Company’s finance lease obligation, based on current borrowing rates, was $6,192, compared to its carrying value of $6,168. As of December 31, 2020, the estimated fair value of the Company’s finance lease obligation, based on current borrowing rates, was $7,009, compared to its carrying value of $6,811.

11.    Shareholders’ Equity

Cash Dividends

During the second quarter of 2021, first quarter of 2021 and the fourth quarter of 2020, the Company’s Board of Directors declared and the Company has paid a quarterly cash dividend of $0.21 per share of common stock.

On July 27, 2021, the Company's Board of Directors declared a quarterly cash dividend of $0.21 per common share that will be paid in third quarter of 2021.

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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
June 30, 2021

During the six months ended June 30, 2021, the Company repurchased through open market transactions 366 shares of common stock for $33,992, or $92.76 per share, and during the six months ended June 30, 2020, the Company repurchased 268 shares of common stock for $15,259, or $56.93 per share. All shares received were retired upon receipt, and the excess of the purchase price over the par value per share was recorded to “Retained Earnings” in the Condensed Consolidated Balance Sheets.

As of June 30, 2021, the remaining shares to be repurchased under the 2019 Repurchase Plan were approximately 3,002 shares.

12.    Commitments and Contingencies

Contingencies

The Company is party to various legal claims and actions incidental to its business, including claims related to vehicle liability, workers’ compensation, property damage and employee medical benefits. We accrue for the uninsured portion of contingent losses from these and other pending claims when it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Based on the knowledge of the facts, management believes the resolution of claims and pending litigation, taking into account existing reserves, will not have a material adverse effect on our condensed consolidated financial statements. Moreover, the results of complex legal proceedings are difficult to predict, and the Company’s view of these matters may change in the future as the litigation and related events unfold.

Insurance coverage provides the Company with primary and excess coverage for claims related to vehicle liability, workers’ compensation, property damage and employee medical benefits.

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

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
June 30, 2021
limits, including an estimate for claims incurred but not reported. Since the ultimate resolution of outstanding claims as well as claims incurred but not reported is uncertain, it is possible that the reserves recorded for these losses could change materially in the near term. However, an estimate cannot be made of the range of additional loss that is at least reasonably possible.

13.    Segment Reporting

The Company has two reportable segments: Expedited Freight and Intermodal. The Company evaluates segment performance based on income from operations. Segment results include intersegment revenues and shared costs.  Costs related to the corporate headquarters, shared services and shared assets, such as trailers, are allocated to each segment based on usage. Shared assets are not allocated to each segment, but rather the shared assets, such as trailers, are allocated to the Expedited Freight segment. Corporate includes revenues and expenses as well as assets that are not attributable to any of the Company’s reportable segments.

The accounting policies applied to each segment are the same as those described in the Summary of Significant Accounting Policies as disclosed in Note 1 to the Annual Report on Form 10-K for the year ended December 31, 2020, except for certain self-insurance loss reserves related to vehicle liability and workers’ compensation. Each segment is allocated an insurance premium and deductible that corresponds to the self-insured retention limit for that particular segment. Any self-insurance loss exposure beyond the deductible allocated to each segment is recorded in Corporate.

Segment results from operations for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended June 30, 2021
	Expedited Freight	Intermodal	Corporate	Eliminations	Consolidated - Continuing Operations
External revenues	$351,551	$69,120	$—	$—	$420,671
Intersegment revenues	184	13	—	(197)	—
Depreciation	4,989	835	23	—	5,847
Amortization	1,790	1,777	—	—	3,567
Income (loss) from continuing operations	34,688	8,386	(950)	—	42,124
Purchases of property and equipment	5,724	156	—	—	5,880

	Three Months Ended June 30, 2020
	Expedited Freight	Intermodal	Corporate	Eliminations	Consolidated - Continuing Operations
External revenues	$235,417	$46,420	$—	$—	$281,837
Intersegment revenues	241	8	—	(408)	(159)
Depreciation	5,009	1,081	25	—	6,115
Amortization	1,731	1,567	—	—	3,298
Income (loss) from continuing operations	11,753	4,413	(2,252)	—	13,914
Purchases of property and equipment	11,545	18	—	—	11,563

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
June 30, 2021

	Six Months Ended June 30, 2021
	Expedited Freight	Intermodal	Corporate	Eliminations	Consolidated - Continuing Operations
External revenues	$655,308	$127,622	$—	$—	$782,930
Intersegment revenues	613	25	—	(695)	(57)
Depreciation	9,982	1,634	26	—	11,642
Amortization	3,595	3,414	—	—	7,009
Income (loss) from continuing operations	59,218	12,895	(7,265)	—	64,848
Purchases of property and equipment	8,136	439	—	—	8,575

	Six Months Ended June 30, 2020
	Expedited Freight	Intermodal	Corporate	Eliminations	Consolidated - Continuing Operations
External revenues	$488,560	$98,875	$—	$—	$587,435
Intersegment revenues	727	13	—	(940)	(200)
Depreciation	9,916	2,134	43	—	12,093
Amortization	3,519	3,135	—	—	6,654
Income (loss) from continuing operations	26,933	8,126	(5,372)	—	29,687
Purchases of property and equipment	13,950	264	—	—	14,214

Total Assets
As of June 30, 2021	$767,222	$209,266	$105,459	$(106)	$1,081,841
As of December 31, 2020	905,081	221,963	47,641	(201,391)	973,294

A reconciliation from the segment information to the consolidated balances for revenues and total assets is set forth below:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Intersegment revenues - continuing operations	$—	$(159)	$(57)	$(200)
Intersegment revenues - discontinued operation	—	159	57	200
Consolidated intersegment revenues	$—	$—	$—	$—

	June 30, 2021	December 31, 2020
Segment assets - continuing operations	$1,081,841	$973,294
Current assets held for sale	—	21,002
Noncurrent assets held for sale	—	53,097
Consolidated total assets	$1,081,841	$1,047,393

Forward Air Corporation
Notes to Condensed Consolidated Financial Statements
(unaudited and in thousands, except per share data)
June 30, 2021
Revenue from the individual services within the Expedited Freight segment for the three and six months ended June 30, 2021 and 2020 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Expedited Freight revenues:
Network	$210,088	$134,173	$388,715	$286,182
Truckload	56,968	41,857	109,348	89,384
Final Mile	69,883	53,427	132,139	101,229
Other	14,796	6,201	25,719	12,492
Total	$351,735	$235,658	$655,921	$489,287

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The Board approved a strategy to divest the Pool Distribution business (“Pool”) on April 23, 2020, and the sale of Pool was completed on February 12, 2021. Pool provided high-frequency handling and distribution of time sensitive product to numerous destinations within a specific geographic region. Pool offered this service throughout the Mid-Atlantic, Southeast, Midwest and Southwest United States. Accordingly, the results of operations for Pool have been presented as a discontinued operation in our Condensed Consolidated Statements of Comprehensive Income for all period presented. In addition, the assets and liabilities were presented as held for sale in the Condensed Consolidated Balance Sheets for the prior period. Unless otherwise noted, amounts, percentages and discussion for all periods reflect the results of operations, financial condition and cash flows from our continuing operations. Refer to Note 4, Discontinued Operation and Held for Sale, to the our Condensed Consolidated Financial Statements for additional information on our discontinued operation.

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

Although our business and operations have returned to pre-COVID levels, the situation surrounding COVID-19 and its variants remains fluid and may be further impacted by the policies of President Biden’s administration, the availability and success of a vaccine and vaccination rates. The extent to which outbreaks of COVID-19 and its variants impacts our business, results of operations and financial condition in 2021 will depend on future developments, which are highly uncertain and cannot be predicted by, including, but not limited to the duration, spread, severity and impact of the COVID-19 outbreak, including the new variants, the effects of the outbreak on our customers and suppliers and the remedial actions and stimulus measures adopted by local and federal governments, and to what extent normal economic and operating conditions can resume.

In addition, although we believe we have sufficient capital and liquidity to manage our business over the short- and long-term, our liquidity may be materially affected if conditions in the credit and financial markets deteriorate as a result of COVID-19 including failure by us or our customers to secure any necessary financing in a timely manner.

Intermodal Acquisition

As part of the inorganic growth strategy, in February 2021, we acquired certain assets and liabilities of Proficient Transport Incorporated and Proficient Trucking, Inc. (together “Proficient Transport”) for $15,510 and a potential earn-out up to $2,000. The estimated fair value of the earn-out liability on the date of acquisition was $829. The fair value was based on the estimated one-year performance of the acquired customer revenue and was calculated using the option pricing method. Proficient Transport is an intermodal drayage company headquartered in Chicago, Illinois. The acquisition of Proficient Transport will expand our intermodal footprint in Georgia, Illinois, North Carolina, and Texas, and will introduce a new location in Ohio. The acquisition was funded using cash flows from operations. The results of Proficient Transport have been included in our Condensed Consolidated Financial Statements as of and from the date of acquisition.

Expedited Freight Acquisition

In May 2021, we acquired certain assets and liabilities of J&P Hall Express Delivery (“J&P”) for $7,543. J&P is headquartered in Atlanta, Georgia with a second terminal in Albany, Georgia. The acquisition of J&P supports our strategic growth plan by expanding pickup and delivery, less than truckload, truckload, less than container load, container freight station warehousing, and airport transfer services across the Southeastern United States. The acquisition was funded using cash flow from operations. The results of J&P have been included in our Condensed Consolidated Financial Statements as of and from the date of acquisition.

Sale of Pool

On February 12, 2021, we sold Pool for an $8,000 cash payment and up to a $12,000 earn-out based on 2021 earnings before interest, taxes, depreciation and amortization attainment, beginning February 1, 2021. The estimated fair value of the earn-out on the date of sale was $6,967, and was calculated based on the estimated performance of Pool using a Monte Carlo simulation model. A loss on the sale of Pool in the amount of $2,860 was recorded in discontinued operation.

Environmental Protection and Community Support

We embrace a comprehensive definition of sustainability that addresses Environmental, Social, and Governance factors (“ESG”). In 2019, our Board amended the Corporate Governance and Nominating (“CG&N”) Committee Charter to ensure Board oversight of our efforts related to environmental, social, and governance matters, and management of sustainability-related risks and opportunities. At least twice a year, the CG&N Committee is updated on each of these topics and provides feedback and recommendations that it deems appropriate.

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

Results from Operations
The following table sets forth our consolidated financial data from operations for the three months ended June 30, 2021 and 2020 (unaudited and in thousands):

	Three Months Ended
	June 30, 2021	June 30, 2020	Change	Percent Change
Operating revenues:
Expedited Freight	$351,735	$235,658	$116,077	49.3%
Intermodal	69,133	46,428	22,705	48.9
Eliminations and other operations	(197)	(408)	211	(51.7)
Operating revenues	420,671	281,678	138,993	49.3
Operating expenses:
Purchased transportation	215,217	142,069	73,148	51.5
Salaries, wages, and employee benefits	84,641	63,772	20,869	32.7
Operating leases	20,370	17,387	2,983	17.2
Depreciation and amortization	9,414	9,413	1	—
Insurance and claims	10,891	7,722	3,169	41.0
Fuel expense	4,059	2,519	1,540	61.1
Other operating expenses	33,955	24,882	9,073	36.5
Total operating expenses	378,547	267,764	110,783	41.4
Income (loss) from continuing operations:
Expedited Freight	34,688	11,753	22,935	195.1
Intermodal	8,386	4,413	3,973	90.0
Other Operations	(950)	(2,252)	1,302	(57.8)
Income from continuing operations	42,124	13,914	28,210	202.7
Other expense:
Interest expense	(1,323)	(1,198)	(125)	10.4
Total other expense	(1,323)	(1,198)	(125)	10.4
Income from continuing operations before income taxes	40,801	12,716	28,085	220.9
Income tax expense	10,124	3,491	6,633	190.0
Net income from continuing operations	30,677	9,225	21,452	232.5
Loss from discontinued operations, net of tax	—	(6,071)	6,071	(100.0)
Net income and comprehensive income	$30,677	$3,154	$27,523	872.6%

Revenues

Operating revenues increased $138,993, or 49.3%, to $420,671 for the three months ended June 30, 2021 compared to $281,678 for the three months ended June 30, 2020. The increase was primarily driven by an increase in our Expedited Freight segment of $116,077 due to increased Network, Truckload and Final Mile revenue.

Operating Expenses
Operating expenses increased $110,783, or 41.4%, to $378,547 for the three months ended June 30, 2021 compared to $267,764 for the three months ended June 30, 2020. The increase was primarily driven by an increase in purchased transportation expense of $73,148 in both our Expedited Freight and Intermodal segments. Purchased transportation expense includes our independent contractor fleet owners and owner-operators, who lease their equipment to our motor carrier, (“Leased Capacity Providers”) and third party carriers.
Income from Continuing Operations and Segment Operations
Income from continuing operations increased $28,210, or 202.7%, to $42,124 for the three months ended June 30, 2021 compared to $13,914 for the three months ended June 30, 2020. The increase was primarily driven by an increase in income from continuing operations at our Expedited Freight segment and Intermodal segment of $22,935 and $3,973, respectively. The results for our two reportable segments are discussed in detail in the following sections.

Interest Expense

Interest expense was $1,323 for the three months ended June 30, 2021 compared to $1,198 for the three months ended June 30, 2020. The increase in interest expense was attributable to additional outstanding borrowings under our revolving credit facility during the second quarter of 2021. The interest rate on the outstanding borrowings under the revolving credit facility was 3.25% as of both June 30, 2021 and June 30, 2020.

Income Taxes on a Continuing Basis

The combined federal and state effective tax rate on a continuing basis for the three months ended June 30, 2021 was 24.8% compared to a rate of 27.5% for the three months ended June 30, 2020. The lower effective tax rate for the three months ended June 30, 2021 was primarily due to increased vesting of restricted shares as well as exercises of stock options in the second quarter of 2021 when compared to the same period in 2020.

Loss from Discontinued Operation, net of tax

Loss from discontinued operation, net of tax was $6,071 for the three months ended June 30, 2020. Loss from discontinued operation includes our Pool business and, as discussed above, the Pool business was sold on February 12, 2021. For the three months ended June 30, 2020, our Pool business was adversely impacted by COVID-19 as many of our customers were affected by retail mall closure in response to stay-at-home orders beginning in March 2020.

Net Income

As a result of the foregoing factors, net income increased $27,523, or 872.6%, to $30,677 for the three months ended June 30, 2021 compared to $3,154 for the three months ended June 30, 2020.

Expedited Freight - Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020

The following table sets forth the financial data of our Expedited Freight segment for the three months ended June 30, 2021 and 2020:

Expedited Freight Segment Information
(unaudited and in thousands)

	Three Months Ended
	June 30, 2021	Percent of Revenue	June 30, 2020	Percent of Revenue	Change	Percent Change
Operating revenues:
Network[1]	$210,088	59.7%	$134,173	56.9%	$75,915	56.6%
Truckload	56,968	16.2	41,857	17.8	15,111	36.1
Final Mile	69,883	19.9	53,427	22.7	16,456	30.8
Other	14,796	4.2	6,201	2.6	8,595	138.6
Total operating revenues	351,735	100.0	235,658	100.0	116,077	49.3

Operating expenses:
Purchased transportation	191,648	54.5	127,478	54.1	64,170	50.3
Salaries, wages and employee benefits	67,560	19.2	50,508	21.4	17,052	33.8
Operating leases	14,868	4.2	13,338	5.7	1,530	11.5
Depreciation and amortization	6,779	1.9	6,740	2.9	39	0.6
Insurance and claims	8,385	2.4	5,715	2.4	2,670	46.7
Fuel expense	2,147	0.6	1,406	0.6	741	52.7
Other operating expenses	25,660	7.3	18,720	7.9	6,940	37.1
Total operating expenses	317,047	90.1	223,905	95.0	93,142	41.6
Income from operations	$34,688	9.9%	$11,753	5.0%	$22,935	195.1%

[1]Network revenue is comprised of all revenue, including linehaul, pickup and/or delivery, and fuel surcharge revenue, excluding accessorial, Truckload and Final Mile revenue.

Expedited Freight Operating Statistics

	Three Months Ended
	June 30, 2021	June 30, 2020	Percent Change
Business days	64	64	—%

Tonnage [1,2]
Total pounds	728,191	522,031	39.5
Pounds per day	11,378	8,157	39.5

Shipments [1,2]
Total shipments	1,096	963	13.8
Shipments per day	17.1	15.0	14.0

Weight per shipment	664	542	22.5

Revenue per hundredweight [3]	$28.63	$26.32	8.8
Revenue per hundredweight, ex fuel [3]	$24.68	$23.09	6.9

Revenue per shipment [3]	$191.89	$139.30	37.8
Revenue per shipment, ex fuel [3]	$165.62	$121.77	36.0

Network revenue from door-to-door shipments as a percentage of network revenue [3,4]	51.3%	49.9%	2.8

1 In thousands
[2] Excludes accessorial, Truckload and Final Mile products
[3] Includes intercompany revenue between the Network and Truckload revenue streams
[4] Door-to-door shipments include all shipments with a pickup and/or delivery

Operating Revenues
Expedited Freight operating revenues increased $116,077, or 49.3%, to $351,735 for the three months ended June 30, 2021 from $235,658 for the three months ended June 30, 2020. The increase was attributable to increased Network, Truckload and Final Mile revenue. Network revenue increased due to a 39.5% increase in tonnage, a 13.8% increase in shipments and a 8.8% increase in revenue per hundredweight as compared to the prior year. The increase in tonnage and shipments was primarily driven by the economic recovery from COVID-19, which adversely impacted the results of operations for the second quarter of 2020. Strategic pricing initiatives and freight rationalization actions contributed to the increase in the revenue per hundredweight. Fuel surcharge revenue increased $11,925, or 70.6% as a result of the rise in fuel prices and increased tonnage. Truckload revenue increased $15,111 primarily driven by the economic recovery from COVID-19, which adversely impacted the results of operations for the second quarter of 2020. Final Mile revenue increased $16,456 due to the combination of organic growth and the acquisition of CLW Delivery, Inc. (“CLW”) in October 2020. Other revenue, which includes warehousing and terminal handling, increased $8,595 due to the higher linehaul tonnage and shipment counts.
Purchased Transportation
Expedited Freight purchased transportation increased $64,170, or 50.3%, to $191,648 for the three months ended June 30, 2021 from $127,478 for the three months ended June 30, 2020. Purchased transportation was 54.5% of Expedited Freight operating revenues for the three months ended June 30, 2021 compared to 54.1% for the same period in 2020. Expedited Freight purchased transportation includes Leased Capacity Providers and third party carriers, while Company-employed drivers are included in salaries, wages and employee benefits. The increase in purchased transportation as a percentage of revenues was primarily due to the change in the mix of freight capacity purchased from Leased Capacity Providers, third party carriers and Company-employed drivers for Network and Truckload services. In the second quarter of 2021, we purchased 63.0%, 33.7% and 3.3% of our freight capacity from Leased Capacity Providers, third party carriers and Company-employed drivers, respectively. This compares to 68.4%, 27.3% and 4.3% in the same period in 2020.
Salaries, Wages and Employee Benefits
Expedited Freight salaries, wages and employee benefits increased $17,052, or 33.8%, to $67,560 for the three months ended June 30, 2021 from $50,508 for the three months ended June 30, 2020. Salaries, wages and employee benefits were 19.2% of Expedited Freight operating revenues for the three months ended June 30, 2021 compared to 21.4% for the same period in 2020. The increase in salaries, wages and employee benefits expense was due to the additional employees hired in response to the increase in tonnage and shipments in the second quarter of 2021, higher group health insurance premiums and an increased reserve for incentive compensation. Cost-control measures implemented in the prior year contributed to the decrease in salaries, wages and employee benefits expense as a percentage of operating revenues.
Operating Leases
Expedited Freight operating leases increased $1,530, or 11.5%, to $14,868 for the three months ended June 30, 2021 from $13,338 for the three months ended June 30, 2020.  Operating leases were 4.2% of Expedited Freight operating revenues for the three months ended June 30, 2021 compared to 5.7% for the same period in 2020. The increase in operating leases expense was primarily due to higher facility and equipment lease expense in 2021, which is partially attributable to facility leases assumed in connection with the CLW and J&P acquisitions.
Depreciation and Amortization
Expedited Freight depreciation and amortization increased $39, or 0.6%, to $6,779 for the three months ended June 30, 2021 from $6,740 for the three months ended June 30, 2020.  Depreciation and amortization was 1.9% of Expedited Freight operating revenues for the three months ended June 30, 2021 compared to 2.9% for the same period in 2020. The increase in depreciation and amortization expense is primarily due to the additional amortization expense resulting from the acquisitions of CLW and J&P.
Insurance and Claims
Expedited Freight insurance and claims increased $2,670, or 46.7%, to $8,385 for the three months ended June 30, 2021 from $5,715 for the three months ended June 30, 2020.  Insurance and claims were 2.4% of Expedited Freight operating revenues for both the three months ended June 30, 2021 and 2020. The increase in insurance and claims expense was primarily attributable to an increase in vehicle insurance premiums as well as additional vehicle liability and cargo claims. See additional discussion over the consolidated change in self-insurance reserves in the “Other Operations” section below.

Fuel Expense

Expedited Freight fuel expense increased $741, or 52.7%, to $2,147 for the three months ended June 30, 2021 from $1,406 for the three months ended June 30, 2020.  Fuel expense was 0.6% of Expedited Freight operating revenues for both the three months ended June 30, 2021 and 2020.  Expedited Freight fuel expense increased due to increased mileage and the rise in the average price of fuel in the second quarter of 2021.
Other Operating Expenses
Expedited Freight other operating expenses increased $6,940, or 37.1%, to $25,660 for the three months ended June 30, 2021 from $18,720 for the three months ended June 30, 2020.  Other operating expenses were 7.3% of Expedited Freight operating revenues for the three months ended June 30, 2021 compared to 7.9% for the same period in 2020. The increase in other operating expenses was driven by an increase in equipment maintenance costs, terminal and office expenses, legal and professional fees, other over-the-road costs and parts for final mile installations. In the second quarter of 2020, other operating expenses included a $2,108 gain from changes in the fair value of an earn-out liability due to the timing of expected new business wins. A similar gain was not recorded in the second quarter of 2021.
Income from Operations
Expedited Freight income from operations increased $22,935, or 195.1%, to $34,688 for the three months ended June 30, 2021 compared to $11,753 for the three months ended June 30, 2020.  Income from operations was 9.9% of Expedited Freight operating revenues for the three months ended June 30, 2021 compared to 5.0% for the same period in 2020. The increase in income from operations as a percentage of operating revenues was driven by increased revenue per hundredweight and higher number of shipments combine with cost-control measures and operational efficiencies, partially offset by the change in mix of freight capacity purchased from Leased Capacity Providers, third party carriers and Company-employed drivers.

Intermodal - Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020

The following table sets forth the financial data of our Intermodal segment for the three months ended June 30, 2021 and 2020:

Intermodal Segment Information
(unaudited and in thousands)

	Three Months Ended
	June 30, 2021	Percent of Revenue	June 30, 2020	Percent of Revenue	Change	Percent Change
Operating revenues	$69,133	100.0%	$46,428	100.0%	$22,705	48.9%

Operating expenses:
Purchased transportation	23,767	34.4	14,904	32.1	8,863	59.5
Salaries, wages and employee benefits	16,230	23.5	11,728	25.3	4,502	38.4
Operating leases	5,500	8.0	4,045	8.7	1,455	36.0
Depreciation and amortization	2,612	3.8	2,648	5.7	(36)	(1.4)
Insurance and claims	2,355	3.4	1,789	3.9	566	31.6
Fuel expense	1,912	2.8	1,113	2.4	799	71.8
Other operating expenses	8,371	12.1	5,788	12.5	2,583	44.6
Total operating expenses	60,747	87.9	42,015	90.5	18,732	44.6
Income from operations	$8,386	12.1%	$4,413	9.5%	$3,973	90.0%

Intermodal Operating Statistics

	Three Months Ended
	June 30, 2021	June 30, 2020	Percent Change
Drayage shipments	96,805	68,974	40.3%
Drayage revenue per shipment	$618	$556	11.2%
Number of locations	29	24	20.8%

Revenues

Intermodal operating revenues increased $22,705, or 48.9%, to $69,133 for the three months ended June 30, 2021 from $46,428 for the three months ended June 30, 2020. The increase in operating revenues was primarily attributable to a 40.3% increase in drayage shipments over the same period in 2020 and an increase in accessorial revenues. The increase in drayage shipments was driven by the combination of the economic recovery from COVID-19, which adversely impacted the results of operations for the second quarter of 2020, and the Proficient Transport acquisition in February 2021.

Purchased Transportation

Intermodal purchased transportation increased $8,863, or 59.5%, to $23,767 for the three months ended June 30, 2021 from $14,904 for the three months ended June 30, 2020.   Purchased transportation was 34.4% of Intermodal operating revenues for the three months ended June 30, 2021 compared to 32.1% for the same period in 2020.  Intermodal purchased transportation includes Leased Capacity Providers and third party carriers, while Company-employed drivers are included in salaries, wages and employee benefits. The increase in purchased transportation as a percentage of revenues was primarily due to the change in the mix of freight capacity purchased from Leased Capacity Providers, third party carriers and Company-employed drivers.

Salaries, Wages and Employee Benefits

Intermodal salaries, wages and employee benefits increased $4,502, or 38.4%, to $16,230 for the three months ended June 30, 2021 compared to $11,728 for the three months ended June 30, 2020.  Salaries, wages and employee benefits were 23.5% of Intermodal operating revenues for the three months ended June 30, 2021 compared to 25.3% for the same period in 2020. The increase in salaries, wages and employee benefits expense was primarily due to the additional employees hired in response to the increase in shipments in the second quarter of 2021 and an increased reserve for incentive compensation. Cost-control measures implemented in the prior year contributed to the decrease in salaries, wages and employee benefits expense as a percentage of operating revenues.

Operating Leases

Intermodal operating leases increased $1,455, or 36.0%, to $5,500 for the three months ended June 30, 2021 compared to $4,045 for the three months ended June 30, 2020.  Operating leases were 8.0% of Intermodal operating revenues for the three months ended June 30, 2021 compared to 8.7% for the same period in 2020. The increase in operating leases expense was primarily due to new trailer leases in 2021.

Depreciation and Amortization

Intermodal depreciation and amortization decreased $36, or 1.4%, to $2,612 for the three months ended June 30, 2021 from $2,648 for the three months ended June 30, 2020. Depreciation and amortization was 3.8% of Intermodal operating revenues for the three months ended June 30, 2021 compared to 5.7% for the same period in 2020. The decrease in depreciation and amortization expense was primarily due to the full depreciation of equipment obtained through acquisitions in 2020, partially offset by the additional amortization expense resulting from the acquisition of Proficient Transport.

Insurance and Claims

Intermodal insurance and claims increased $566, or 31.6%, to $2,355 for the three months ended June 30, 2021 from $1,789 for the three months ended June 30, 2020.  Insurance and claims were 3.4% of Intermodal operating revenues for the three months ended June 30, 2021 compared to 3.9% for the same period in 2020. The increase in insurance and claims expense was primarily due to an increase in vehicle insurance premiums. See additional discussion over the consolidated change in self-insurance reserves in the “Other Operations” section below.

Fuel Expense

Intermodal fuel expense increased $799, or 71.8%, to $1,912 for the three months ended June 30, 2021 from $1,113 for the three months ended June 30, 2020.  Fuel expense was 2.8% of Intermodal operating revenues for the three months ended June 30, 2021 compared to 2.4% for the same period in 2020.  Intermodal fuel expense increased due to increased mileage and the rise in the average price of fuel in the second quarter of 2021.

Other Operating Expenses

Intermodal other operating expenses increased $2,583, or 44.6%, to $8,371 for the three months ended June 30, 2021 from $5,788 for the three months ended June 30, 2020.  Other operating expenses were 12.1% of Intermodal operating revenues for the three months ended June 30, 2021 compared to 12.5% for the same period in 2020.  The increase in Intermodal other operating expenses was primarily due to additional expenses to support the increased accessorial revenues noted above.
Income from Operations

Intermodal income from operations increased $3,973, or 90.0%, to $8,386 for the three months ended June 30, 2021 compared to $4,413 for the three months ended June 30, 2020.  Income from operations was 12.1% of Intermodal operating revenues for the three months ended June 30, 2021 compared to 9.5% for the same period in 2020.  The increase in income from operations as a percentage of operating revenues was driven by the operating leverage on fixed costs such as operating leases, depreciation and amortization.

Other Operations - Three Months Ended June 30, 2021 compared to Three Months Ended June 30, 2020

Other operations included an $950 operating loss during the three months ended June 30, 2021 compared to a $2,252 operating loss during the three months ended June 30, 2020. The change in the operating loss was driven by decreased self-insurance reserves for vehicle liability and workers’ compensation claims, partially offset by an accrual for an incentive program established in 2021 and increased reserves for group health insurance claims. The decrease in the self-insurance reserves for vehicle liability and workers’ compensation claims was due to the favorable loss development factor of historical claims attributable to the safety measures in place. In the second quarter of 2020, severance costs in the amount of $997 were recorded in accordance with severance agreements for former employees. Similar severance costs were not recorded in the second quarter of 2021.

Results from Operations

The following table sets forth our consolidated historical financial data from operations for the six months ended June 30, 2021 and 2020 (unaudited and in thousands):

	Six Months Ended
	June 30, 2021	June 30, 2020	Change	Percent Change
Operating revenues:
Expedited Freight	$655,921	$489,287	$166,634	34.1%
Intermodal	127,647	98,888	28,759	29.1
Eliminations and other operations	(695)	(940)	245	(26.1)
Operating revenues	782,873	587,235	195,638	33.3
Operating expenses:
Purchased transportation	399,825	292,667	107,158	36.6
Salaries, wages, and employee benefits	159,538	133,331	26,207	19.7
Operating leases	39,537	35,271	4,266	12.1
Depreciation and amortization	18,651	18,747	(96)	(0.5)
Insurance and claims	20,632	17,766	2,866	16.1
Fuel expense	7,761	6,532	1,229	18.8
Other operating expenses	72,081	53,234	18,847	35.4
Total operating expenses	718,025	557,548	160,477	28.8
Income (loss) from continuing operations:
Expedited Freight	59,218	26,933	32,285	119.9
Intermodal	12,895	8,126	4,769	58.7
Other Operations	(7,265)	(5,372)	(1,893)	35.2
Income from continuing operations	64,848	29,687	35,161	118.4
Other expense:
Interest expense	(2,488)	(2,051)	(437)	21.3
Total other expense	(2,488)	(2,051)	(437)	21.3
Income from continuing operations before income taxes	62,360	27,636	34,724	125.6
Income tax expense	14,969	6,995	7,974	114.0
Net income from continuing operations	47,391	20,641	26,750	129.6
Loss from discontinued operation, net of tax	(5,533)	(9,112)	3,579	(39.3)
Net income and comprehensive income	$41,858	$11,529	$30,329	263.1%

Revenues

Operating revenues increased $195,638, or 33.3% to $782,873 for the six months ended June 30, 2021 compared to $587,235 for the six months ended June 30, 2020. The increase was primarily driven by our Expedited Freight segment of $166,634 due to increased Network, Truckload and Final Mile.

Operating Expenses
Operating expenses increased $160,477, or 28.8%, to $718,025 for the six months ended June 30, 2021 compared to $557,548 for the six months ended June 30, 2020. The increase was primarily driven by a purchased transportation increase of $107,158 in our Expedited Freight and Intermodal segments. Purchased transportation includes Leased Capacity Providers and third party carriers.
Income from Continuing Operations and Segment Operations

Income from continuing operations increased $35,161, or 118.4%, to $64,848 for the six months ended June 30, 2021 compared to $29,687 for the six months ended June 30, 2020. The increase was primarily driven by increases at our Expedited Freight segment and Intermodal segment of $32,285 and $4,769, respectively. The results for our two reportable segments are discussed in detail in the following sections.

Interest Expense

Interest expense was $2,488 for the six months ended June 30, 2021 compared to $2,051 for the six months ended June 30, 2020. The increase in interest expense was attributable to additional outstanding borrowings under our revolving credit facility during the six months ended June 30, 2021.

Income Taxes on a Continuing Basis

The combined federal and state effective tax rate on a continuing basis for the six months ended June 30, 2021 was 24.0% compared to a rate of 25.3% for the six months ended June 30, 2020. The lower effective tax rate for the six months ended June 30, 2021 was primarily due to increased vesting of restricted shares as well as exercises of stock options in for the six months ended June 30, 2021 when compared to the same period in 2020.

Loss from Discontinued Operation, net of tax

Loss from discontinued operations, net of tax decreased $3,579 to a $5,533 loss for the six months ended June 30, 2021 from a $9,112 loss for the six months ended June 30, 2020. Loss from discontinued operation includes our Pool business and, as discussed above, the Pool business was sold on February 12, 2021. For the six months ended June 30, 2020, our Pool business was adversely impacted by COVID-19 as many of our customers were affected by retail mall closure in response to stay-at-home orders beginning in March 2020.

Net Income

As a result of the foregoing factors, net income increased by $30,329, or 263.1%, to $41,858 for the six months ended June 30, 2021 compared to $11,529 for the six months ended June 30, 2020.

Expedited Freight - Six Months Ended June 30, 2021 compared to Six Months Ended June 30, 2020

The following table sets forth the historical financial data of our Expedited Freight segment for the six months ended June 30, 2021 and 2020:

Expedited Freight Segment Information
(unaudited and in thousands)

	Six Months Ended
	June 30, 2021	Percent of Revenue	June 30, 2020	Percent of Revenue	Change	Percent Change
Operating revenues:
Network [1]	$388,715	59.3%	$286,182	58.5%	$102,533	35.8%
Truckload	109,348	16.7	89,384	18.3	19,964	22.3
Final Mile	132,139	20.1	101,229	20.7	30,910	30.5
Other	25,719	3.9	12,492	2.6	13,227	105.9
Total operating revenues	655,921	100.0	489,287	100.0	166,634	34.1

Operating expenses:
Purchased transportation	356,012	54.3	260,268	53.2	95,744	36.8
Salaries, wages and employee benefits	129,247	19.7	105,943	21.7	23,304	22.0
Operating leases	29,086	4.4	26,940	5.5	2,146	8.0
Depreciation and amortization	13,577	2.1	13,435	2.7	142	1.1
Insurance and claims	15,996	2.4	12,328	2.5	3,668	29.8
Fuel expense	4,140	0.6	3,550	0.7	590	16.6
Other operating expenses	48,645	7.4	39,890	8.2	8,755	21.9
Total operating expenses	596,703	91.0	462,354	94.5	134,349	29.1
Income from operations	$59,218	9.0%	$26,933	5.5%	$32,285	119.9%

[1] Network revenue is comprised of all revenue, including linehaul, pickup and/or delivery, and fuel surcharge revenue, excluding accessorial, Truckload and Final Mile revenue.

Expedited Freight Operating Statistics

	Six Months Ended
	June 30, 2021	June 30, 2020	Percent Change
Business days	127	128	(0.8)%

Tonnage [1,2]
Total pounds	1,379,530	1,091,987	26.3
Pounds per day	10,862	8,531	27.3

Shipments [1,2]
Total shipments	2,122	1,849	14.8
Shipments per day	16.7	14.4	15.7

Weight per shipment	650	591	10.0

Revenue per hundredweight [3]	$28.12	$26.76	5.1
Revenue per hundredweight, ex fuel [3]	$24.29	$23.09	5.2

Revenue per shipment [3]	$183.39	$154.81	18.5
Revenue per shipment, ex fuel [3]	$158.47	$133.11	19.1

Network revenue from door-to-door shipments as a percentage of network revenue [3,4]	50.0%	46.9%	6.6

1 In thousands
[2] Excludes accessorial, Truckload and Final Mile products
[3] Includes intercompany revenue between the Network and Truckload revenue streams
[4] Door-to-door shipments include all shipments with a pickup and/or delivery

Operating Revenues
Expedited Freight operating revenues increased $166,634, or 34.1%, to $655,921 for the six months ended June 30, 2021 from $489,287 for the six months ended June 30, 2020. The increase was attributable to increased Network, Truckload and Final Mile revenue. Network revenue increased due to a 26.3% increase in tonnage, a 14.8% increase in shipments and a 10.0% increase in revenue per hundredweight as compared to the prior year. The increase in tonnage and shipments was primarily driven by the economic recovery from COVID-19, which adversely impacted the results of operations for the six months ended June 30, 2020. Strategic pricing initiatives and freight rationalization actions contributed to the increase in the revenue per hundredweight. Fuel surcharge revenue increased $12,788, or 31.9% as a result of the rise in fuel prices and increased tonnage. Truckload revenue increased $19,964 primarily driven by the economic recovery from COVID-19, which adversely impacted the results of operations for the six months ended June 30, 2020. Final Mile revenue increased $30,910 due to the combination of organic growth and the acquisition of CLW Delivery, Inc. (“CLW”) in October 2020. Other revenue, which includes warehousing and terminal handling, increased $13,227 due to the higher linehaul tonnage and shipment counts.

Purchased Transportation
Expedited Freight purchased transportation increased $95,744, or 36.8%, to $356,012 for the six months ended June 30, 2021 from $260,268 for the six months ended June 30, 2020. Purchased transportation was 54.3% of Expedited Freight operating revenue for the six months ended June 30, 2021 compared to 53.2% for the same period in 2020. Expedited Freight purchased transportation includes Leased Capacity Providers and third party carriers, while Company-employed drivers are included in salaries, wages and employee benefits. The increase in purchased transportation as a percentage of revenues was primarily due to the change in the mix of freight capacity purchased from Leased Capacity Providers, third party carriers and Company-employed drivers for Network and Truckload services. For the six months ended June 30, 2021, we purchased 63.8%, 32.6% and 3.6% of our freight capacity from Leased Capacity Providers, third party carriers and Company-employed drivers, respectively. This compares to 70.4%, 24.8% and 4.8% in the same period in 2020.
Salaries, Wages, and Employee Benefits
Expedited Freight salaries, wages and employee benefits increased by $23,304, or 22.0%, to $129,247 for the six months ended June 30, 2021 from $105,943 for the six months ended June 30, 2020.  Salaries, wages and employee benefits were 19.7% of Expedited Freight operating revenues for the six months ended June 30, 2021 compared to 21.7% for the same period in 2020.  The increase in salaries, wages and employee benefits expense was primarily due to the additional employees hired in response to the increase in tonnage and shipments in 2021, higher group health insurance premiums and an increased reserve for incentive compensation. Cost-control measures implemented in the prior year contributed to the decrease in salaries, wages and employee benefits expense as a percentage of operating revenues.
Operating Leases
Expedited Freight operating leases increased $2,146, or 8.0%, to $29,086 for the six months ended June 30, 2021 from $26,940 for the six months ended June 30, 2020.  Operating leases were 4.4% of Expedited Freight operating revenues for the six months ended June 30, 2021 compared to 5.5% for the same period in 2020. The increase in operating leases expense was primarily due to higher facility and equipment lease expense in 2021, which is partially attributable to facility leases assumed in connection with the CLW and J&P acquisitions.
Depreciation and Amortization
Expedited Freight depreciation and amortization increased $142, or 1.1%, to $13,577 for the six months ended June 30, 2021 from $13,435 for the six months ended June 30, 2020.  Depreciation and amortization was 2.1% of Expedited Freight operating revenues for the six months ended June 30, 2021 compared to 2.7% for the same period in 2020. The increase in depreciation and amortization expense is primarily due to the additional amortization expense resulting from the acquisitions of CLW and J&P.

Insurance and Claims
Expedited Freight insurance and claims increased $3,668, or 29.8%, to $15,996 for the six months ended June 30, 2021 from $12,328 for the six months ended June 30, 2020.  Insurance and claims were 2.4% of Expedited Freight operating revenues for the six months ended June 30, 2021 compared to 2.5% for the same period in 2020. The increase in insurance and claims expense was primarily attributable to an increase in vehicle insurance premiums as well as additional vehicle liability and cargo claims. See additional discussion over the consolidated change in self-insurance reserves in the “Other Operations” section below.
Fuel Expense
Expedited Freight fuel expense increased $590, or 16.6%, to $4,140 for the six months ended June 30, 2021 from $3,550 for the six months ended June 30, 2020.  Fuel expense was 0.6% of Expedited Freight operating revenues for the six months ended June 30, 2021 compared to 0.7% for the same period in 2020.  Expedited Freight fuel expense increased due to increased mileage and the rise in the average price of fuel for the six months ended June 30, 2021.
Other Operating Expenses
Expedited Freight other operating expenses increased $8,755, or 21.9%, to $48,645 for the six months ended June 30, 2021 from $39,890 for the six months ended June 30, 2020.  Other operating expenses were 7.4% of Expedited Freight operating revenues for the six months ended June 30, 2021 compared to 8.2% for the same period in 2020. The increase in other operating expenses was driven by an increase in equipment maintenance costs, terminal and office expenses, legal and professional fees, other over-the-road costs and parts for final mile installations. For the six months ended June 30, 2020, other operating expenses included a $2,702 gain from changes in the fair value of an earn-out liability due to the timing of expected new business wins. A similar gain was not recorded for the six months ended June 30, 2021.
Income from Operations
Expedited Freight income from operations increased $32,285, or 119.9%, to $59,218 for the six months ended June 30, 2021 compared to $26,933 for the six months ended June 30, 2020.  Income from operations was 9.0% of Expedited Freight operating revenues for six months ended June 30, 2021 compared to 5.5% for the same period in 2020. The increase in income from operations as a percentage of operating revenues was driven by increased revenue per hundredweight and higher number of shipments combine with cost-control measures and operational efficiencies, partially offset by the change in mix of freight capacity purchased from Leased Capacity Providers, third party carriers and Company-employed drivers.
Intermodal - Six Months Ended June 30, 2021 compared to Six Months Ended June 30, 2020

The following table sets forth the historical financial data of our Intermodal segment for the six months ended June 30, 2021 and 2020:

Intermodal Segment Information
(unaudited and in thousands)

	Six Months Ended
	June 30, 2021	Percent of Revenue	June 30, 2020	Percent of Revenue	Change	Percent Change
Operating revenue	$127,647	100.0%	$98,888	100.0%	$28,759	29.1%

Operating expenses:
Purchased transportation	44,370	34.8	33,070	33.4	11,300	34.2
Salaries, wages and employee benefits	30,293	23.7	24,658	24.9	5,635	22.9
Operating leases	10,337	8.1	8,473	8.6	1,864	22.0
Depreciation and amortization	5,048	4.0	5,269	5.3	(221)	(4.2)
Insurance and claims	4,757	3.7	3,762	3.8	995	26.4
Fuel expense	3,622	2.8	2,982	3.0	640	21.5
Other operating expenses	16,325	12.8	12,548	12.7	3,777	30.1
Total operating expenses	114,752	89.9	90,762	91.8	23,990	26.4
Income from operations	12,895	10.1%	$8,126	8.2%	$4,769	58.7%

Intermodal Operating Statistics

	Six Months Ended
	June 30, 2021	June 30, 2020	Percent Change
Drayage shipments	186,714	151,448	23.3%
Drayage revenue per shipment	$587	$553	6.1%
Number of locations	29	24	20.8%

Operating Revenues

Intermodal operating revenues increased $28,759, or 29.1%, to $127,647 for the six months ended June 30, 2021 from $98,888 for the six months ended June 30, 2020. The increase in operating revenues was primarily attributable to a 23.3% increase in drayage shipments over the same period in 2020 and an increase in accessorial revenues. The increase in drayage shipments was driven by the combination of the economic recovery from COVID-19, which adversely impacted the results of operations for the six months ended June 30, 2020, and the Proficient Transport acquisition in February 2021.

Purchased Transportation

Intermodal purchased transportation increased $11,300, or 34.2%, to $44,370 for the six months ended June 30, 2021 from $33,070 for the six months ended June 30, 2020.  Purchased transportation was 34.8% of Intermodal operating revenues for the six months ended June 30, 2021 compared to 33.4% for the same period in 2020.  Intermodal purchased transportation includes Leased Capacity Providers and third party carriers, while Company-employed drivers are included in salaries, wages and employee benefits. The increase in purchased transportation as a percentage of revenues was primarily due to the change in the mix of freight capacity purchased from Leased Capacity Providers, third party carriers and Company-employed drivers.

Salaries, Wages, and Employee Benefits

Intermodal salaries, wages and employee benefits increased $5,635, or 22.9%, to $30,293 for the six months ended June 30, 2021 compared to $24,658 for the six months ended June 30, 2020.  Salaries, wages and employee benefits were 23.7% of Intermodal operating revenues for the six months ended June 30, 2021 compared to 24.9% for the same period in 2020.  The increase in salaries, wages and employee benefits expense was primarily due to the additional employees hired in response to the increase in shipments for the six months ended June 30, 2021 and an increased reserve for incentive compensation. Cost-control measures implemented in the prior year contributed to the decrease in salaries, wages and employee benefits expense as a percentage of operating revenues.

Operating Leases

Intermodal operating leases increased $1,864, or 22.0%, to $10,337 for the six months ended June 30, 2021 from $8,473 for the six months ended June 30, 2020.  Operating leases were 8.1% of Intermodal operating revenues for the six months ended June 30, 2021 compared to 8.6% for the same period in 2020. The increase in operating leases expense was primarily due to new trailer leases in 2021.

Depreciation and Amortization

Intermodal depreciation and amortization decreased $221, or 4.2%, to $5,048 for the six months ended June 30, 2021 from $5,269 for the six months ended June 30, 2020.  Depreciation and amortization was 4.0% of Intermodal operating revenues for the six months ended June 30, 2021 compared to 5.3% for the same period in 2020. The decrease in depreciation and amortization expense was primarily due to the full depreciation of equipment obtained through acquisitions in 2020, partially offset by additional amortization expense resulting from the acquisition of Proficient Transport.

Insurance and Claims

Intermodal insurance and claims increased $995, or 26.4%, to $4,757 for the six months ended June 30, 2021 from $3,762 for the six months ended June 30, 2020.   Insurance and claims were 3.7% of Intermodal operating revenues for the six months ended June 30, 2021 compared to 3.8% for the same period in 2020. The increase in insurance and claims expense was primarily due to an increase in vehicle insurance premiums. See additional discussion over the consolidated change in self-insurance reserves in the “Other Operations” section below.

Fuel Expense

Intermodal fuel expense increased $640, or 21.5%, to $3,622 for the six months ended June 30, 2021 from $2,982 for the six months ended June 30, 2020. Fuel expense was 2.8% of Intermodal operating revenues for the six months ended June 30, 2021 compared to 3.0% for the same period in 2020.  Intermodal fuel expense increased due to increased mileage and the rise in the average price of fuel for the six months ended June 30, 2021.

Other Operating Expenses

Intermodal other operating expenses increased $3,777, or 30.1%, to $16,325 for the six months ended June 30, 2021 compared to $12,548 for the six months ended June 30, 2020.  Other operating expenses were 12.8% of Intermodal operating revenues for the six months ended June 30, 2021 compared to 12.7% from the same period in 2020. The increase in Intermodal other operating expenses was primarily due to additional expenses to support the increased accessorial revenues noted above.

Income from Operations

Intermodal income from operations increased by $4,769, or 58.7%, to $12,895 for the six months ended June 30, 2021 compared to $8,126 for the six months ended June 30, 2020.  Income from operations was 10.1% of Intermodal operating revenue for the six months ended June 30, 2021 compared to 8.2% for the same period in 2020. The increase in income from operations as a percentage of operating revenues was driven by the operating leverage on fixed costs such as operating leases, depreciation and amortization.

Other Operations - Six Months Ended June 30, 2021 compared to Nine Months Ended June 30, 2020

Other operating activity was a $7,265 operating loss during the six months ended June 30, 2021 and a $5,372 operating loss during the six months ended June 30, 2020. The change in the operating loss was driven by increased professional fees related to cybersecurity and shareholder engagement activities and accrual for an incentive program established in 2021, partially offset by decreased self-insurance reserves for vehicle liability, workers’ compensation and group health insurance claims. The decrease in the self-insurance reserves for vehicle liability and workers’ compensation claims was due to the favorable loss development factor of historical claims attributable to the safety measures in place. For the six months ended June 30, 2020, severance costs in the amount of $997 were recorded in accordance with severance agreements for former employees. Similar severance costs were not recorded for the six months ended June 30, 2021.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based on our Condensed Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, revenues and expenses and related disclosures of contingent assets and liabilities. On an ongoing basis, management evaluates estimates, including those related to allowance for doubtful accounts and revenue adjustments, deferred income taxes and uncertain tax positions, goodwill, other intangible and long-lived assets, and self-insurance loss reserves. Management bases these estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Actual results may differ from those estimates under different assumptions or conditions. A description of critical accounting policies and related judgments and estimates that affect the preparation of our Condensed Consolidated Financial Statements is set forth in our Annual Report on Form 10-K for the year-ended December 31, 2020.

Liquidity and Capital Resources

We have historically financed our working capital needs, including capital expenditures, with cash flows from operations and borrowings under our revolving credit facility. We believe that borrowings under our revolving credit facility, together with available cash and internally generated funds, will be sufficient to support our working capital, capital expenditures and debt service requirements for the foreseeable future. In July 2021, we entered into the second amendment to our revolving credit facility, which extended the maturity date to July 20, 2026 and changed the interest rate options available. In connection with the second amendment, we have replaced the London Interbank Offered Rate with the Bloomberg Short-Term Bank Yield Index rate as the reference rate in our revolving credit facility to calculate interest due to our lender. Additionally, under the second amendment, the credit facility may be increased by up to $75,000 to a maximum aggregate principal amount of $300,000 pursuant to the terms of the amended credit agreement, subject to the lenders’ agreement to increase their commitments or the addition of new lenders extending such commitments. As of June 30, 2021, we are in compliance with our financial convents contained in the revolving credit facility and expect to maintain such compliance. In the event that we encounter difficulties, our historical relationships with our lenders has been strong and we anticipate their continued long-term support of our business. Refer to Note 7, Indebtedness, to our Condensed Consolidated Financial Statements for additional information regarding our revolving credit facility.

Cash Flows

Continuing Operations

Net cash provided by continuing operating activities was $39,661 for the six months ended June 30, 2021 compared to $59,929 for the six months ended June 30, 2020. The decrease in the net cash provided by continuing operating activities was primarily due to the increase in the accounts receivable and other receivable balances. The accounts receivable balance changed due to the increase in operating revenues for the six months ended June 30, 2021. The other receivables balance changed as a result of the Transition Services Agreement entered into with the buyer of the Pool business. Under the Transition Services Agreement, we remit payments to outside vendors on behalf of the buyer for expenses incurred by the Pool business, up to a limit of $18,000, and we are reimbursed by the buyer within 60 days from the end of the month in which the payment is remitted.

Net cash used in continuing investing activities was $29,804 for the six months ended June 30, 2021 compared to $69,157 for the six months ended June 30, 2020. Capital expenditures for the first six months of 2021 were $8,575, which primarily related to an organic investment to expand the capacity of our national hub in Columbus, Ohio. Capital expenditures for the first six months of 2020 were $14,214, which primarily related to the organic investment to expand the capacity of our national hub in Columbus, Ohio. Continuing investing activities for the first six months of 2021 included the acquisition of Proficient Transport for $15,000 and J&P Hall Express Delivery for $7,543 while continuing investing activities for the first six months of 2020 included the acquisition of Linn Star Holdings, Inc., Linn Star Transfer, Inc. and Linn Star Logistics, LLC for $55,931.

Net cash provided by continuing financing activities was $733 for the six months ended June 30, 2021 compared to $25,395 for the six months ended June 30, 2020. The change in the net cash provided by continuing financing activities was primarily due to decreased proceeds from the revolving credit facility for the first six months of 2021, increased repurchases and retirement of common stock for the first six months of 2021, partially offset by the payment of the earn-out liability for the six months of 2020.

Discontinued Operation

Net cash used in discontinued operating activities was $6,902 for the six months ended June 30, 2021 compared to $4,672 for the six months ended June 30, 2020. The change in net cash used in discontinued operating activities was primarily related to a decrease in discontinued net income after consideration of non-cash items.

Net cash provided by discontinued investing activities was $8,020 for the six months ended June 30, 2021 compared to net cash used in discontinued investing activities was $635 for the six months ended June 30, 2020. The change in the net cash provided by discontinued investing activities was due to the proceeds of $8,000 received from the sale of the Pool business for the first six months of 2021.

Net cash used in discontinued financing activities was $1,118 for the six months ended June 30, 2021 compared to net cash provided by discontinued financing activities was $5,307 for the six months ended June 30, 2020. The change in the net cash used in discontinued financing activities was due to decreased contributions from the parent.

Share Repurchase Program

During the six months ended June 30, 2021 and 2020, we repurchased 366 and 268 shares of our common stock, respectively, for approximately $33,992 and $15,259, respectively, through open market transactions. All shares received were retired upon receipt, and the excess of the purchase price over the par value per share was recorded to “Retained Earnings” in our Condensed Consolidated Balance Sheets.

Forward-Looking Statements

This report contains “forward-looking statements,” as defined in Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements are statements other than historical information or statements of current condition and relate to future events or our future financial performance. In this Form 10-Q, forward-looking statements include, but are not limited to, any statements regarding the impact of the COVID-19 pandemic on our business, results of operations and financial condition, our pursuit of new revenue opportunities and steps to bolster our liquidity; any projections of earnings, revenues, dividends, or other financial items or methods of interpretation or measurement; any statements of plans, strategies, and objectives of management for future operations; any statements regarding the estimated earn-out from the sale of our Pool business; any statements regarding future performance; any statements regarding future insurance, claims and litigation and any associated estimates or projections; any statements concerning proposed or intended new services or developments and related integration costs; any statements regarding intended expansion through acquisition or greenfield start-ups; any statements regarding future economic conditions or performance based on our business strategy, including acquisitions; any statements related to the sufficiency of our credit facility; any statements related to our ESG and sustainability initiatives and operations; any statements regarding certain tax and accounting matters, including the impact on our financial statements; and any statements of belief and any statements of assumptions underlying any of the foregoing. Some forward-looking statements may be identified by use of such terms as “believes,” “anticipates,” “intends,” “plans,” “estimates,” “projects” or “expects.” Such forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The following is a list of factors, among others, that could cause actual results to differ materially from those contemplated by the forward-looking statements: economic factors such as recessions, inflation, higher interest rates and downturns in customer business cycles, the impact of the COVID-19 pandemic on our business, results of operations and financial condition, the creditworthiness of our customers and their ability to pay for services rendered, more limited liquidity than expected which limits our ability to make key investments, the availability and compensation of qualified Leased Capacity Providers and freight handlers as well as contracted, third-party carriers needed to serve our customers’ transportation needs, the inability of our information systems to handle an increased volume of freight moving through our network, changes in fuel prices, our inability to maintain our historical growth rate because of a decreased volume of freight or decreased average revenue per pound of freight moving through our network, loss of a major customer, increasing competition and pricing pressure, our ability to secure terminal facilities in desirable locations at reasonable rates, our inability to successfully integrate acquisitions, claims for property damage, personal injuries or workers’ compensation, enforcement of and changes in governmental regulations, environmental and tax matters, insurance matters, the handling of hazardous materials, and the risks described in our Annual Report on Form 10-K for the year ended December 31, 2020. As a result of the foregoing, no assurance can be given as to future financial condition, cash flows or results of operations. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

For quantitative and qualitative disclosures about market risks, see “Quantitative and Qualitative Disclosures about Market Risk” in Item 7A of Part II of our Annual Report on Form 10-K for the year ended December 31, 2020. As of the second quarter 2021, there has been no material changes in our exposures to market risk.

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

Changes in Internal Control

There were no changes in our internal control over financial reporting identified in connection with the evaluation described above that occurred during the three months ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II.	Other Information

Item 1.	Legal Proceedings.

From time to time, we are a party to ordinary, routine litigation incidental to and arising in the normal course of our business, most of which involve claims for personal injury and property damage related to the transportation and handling of freight, or workers’ compensation. We accrue for the uninsured portion of contingent losses from these and other pending claims when it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Based on the knowledge of the facts, we believe the resolution of claims and pending litigation, taking into account existing reserves, will not have a material adverse effect on our business, financial condition or results of operations. Moreover, the results of complex legal proceedings are difficult to predict, and our view of these matters may change in the future as the litigation and related events unfold.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The table below sets forth information with respect to purchases of our common stock made by or on behalf of us during the three months ended June 30, 2021:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number of Shares that May Yet Be Purchased Under the Plans or Programs[1]
April 1, 2021 through April 30, 2021	—	$—	—	3,254,695
May 1, 2021 through May 31, 2021	115,625	95.15	115,625	3,139,070
June 1, 2021 through June 30, 2021	137,064	94.79	137,064	3,002,006
Total	252,689	$94.96	252,689	3,002,006

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
3.1
Restated Charter of the registrant (incorporated herein by reference to Exhibit 3 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 28, 1999 (File No. 0-22490))

3.2
Amended and Restated Bylaws of the registrant (incorporated herein by reference to Exhibit 3.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on July 31, 2017 (File No. 0-22490))

10.1
Advisory Agreement effective April 5, 2021, between Forward Air Corporation and Michael J. Morris (incorporated herein by reference to Exhibit 10.1 to the registrant’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on May 4, 2021)

10.2
Rebecca J. Garbrick Offer Letter dated as of June 21, 2021 (incorporated herein by reference to Exhibit 10.1 to the registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 25, 2021 (File No. 0-22490))

10.3
Second Amendment dated July 20, 2021 to Credit Agreement dated September 29, 2017 by and among Forward Air Corporation and Forward Air, Inc., as borrowers, certain subsidiaries of the borrowers as guarantors, Bank of America, N.A., as administrative agent and lender, U.S. Bank National Association, as lender and the other lenders part thereto.

31.1	Certification of Principal Executive Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
31.2	Certification of Principal Financial Officer Pursuant to Exchange Act Rule 13a-14(a) (17 CFR 240.13a-14(a))
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase
104	Cover Page Interactive File (formatted in Inline XBRL and contained in Exhibit 101).

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Forward Air Corporation
Date: August 9, 2021	By:	/s/ Thomas Schmitt
Thomas Schmitt President and Chief Executive Officer (Principal Executive Officer and Duly Authorized Officer)

Forward Air Corporation
Date: August 9, 2021	By:	/s/ Rebecca J. Garbrick
Rebecca J. Garbrick Chief Financial Officer and Treasurer (Principal Financial Officer and Duly Authorized Officer)